Form 10-Q
period 1996-03-31
CEPHALON INC
filed 1996-05-14
CIK 873364

                    SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly Period Ended     March 31, 1996
                                   --------------------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Transaction Period from  ______________ to _______________

Commission File Number        0-19119
                      ------------------------------------

                                CEPHALON, INC.
        ---------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



                   Delaware                                    23-2484489
- ------------------------------------------------        ------------------------
(State Other Jurisdiction of Incorporation or             (I.R.S. Employer
         Organization)                                    Identification Number)


145 Brandywine Parkway,  West Chester,  PA                       19380
- ------------------------------------------               -----------------------
(Address of Principal Executive Offices)                     (Zip Code)

    Registrant's Telephone Number, Including Area Code    (610) 344-0200
                                                        ------------------------


                                Not Applicable
- --------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes X  No
                                          ---    ----

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                       Outstanding as of May 10, 1996
             -----                       ------------------------------
     Common Stock, par value $.01              24,326,241 Shares



This Report Includes a Total of 22 Pages

                        CEPHALON, INC. and SUBSIDIARIES



                                     INDEX
                                     -----


                                                                Page No.
                                                                --------

PART  I - FINANCIAL INFORMATION

      Item 1. Financial Statements

              Consolidated Balance Sheets -                         1
              March 31, 1996 and December 31, 1995

              Consolidated Statements of Operations -               2
              Three months ended March 31, 1996 and 1995

              Consolidated Statements of Cash Flows -               3
              Three months ended March 31, 1996 and 1995

              Notes to Consolidated Financial Statements            4-7

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations         8 - 18

PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                      19


SIGNATURES                                                          20

PART 1 - Financial Information
- ------------------------------

Item 1. Financial Statements

                                  CEPHALON, INC.  AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                    ---------------------------
                                            (Unaudited)


                                                                                               March 31,              December 31,
                                                                                                 1996                     1995
                                                                                            --------------           --------------
                                                          ASSETS
                                                          ------
CURRENT ASSETS:

  Cash and cash equivalents ($5,625,000 and $6,250,000 in custodial account) (Note 2)       $    5,826,000           $    6,565,000
  Short-term investments (Note 2)                                                              161,762,000              171,502,000
  Related-party receivables (Note 5)                                                                57,000                   33,000
  Other                                                                                          9,353,000               10,382,000
                                                                                            --------------           --------------
    Total current assets                                                                       176,998,000              188,482,000

PROPERTY AND EQUIPMENT, net  of accumulated
 depreciation and amortization of $10,610,000 and $9,652,000                                    29,447,000               30,002,000

OTHER                                                                                            2,884,000                2,846,000
                                                                                            --------------           --------------
                                                                                            $  209,329,000           $  221,330,000
                                                                                            ==============           ==============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
                                               ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                                          $    2,711,000           $    4,379,000
  Accrued expenses                                                                              10,696,000               10,116,000
  Current portion of long-term debt                                                              3,931,000                3,907,000
                                                                                            --------------           --------------
    Total current liabilities                                                                   17,338,000               18,402,000

LONG-TERM DEBT                                                                                  20,674,000               21,668,000
OTHER                                                                                            1,199,000                1,055,000
                                                                                            --------------           --------------
    Total liabilities                                                                           39,211,000               41,125,000
                                                                                            --------------           --------------

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:  (Note 4)
   Preferred stock, $.01 par value,
    5,000,000 shares authorized, none issued                                                            --                       --
   Common stock, $.01 par value, 40,000,000 shares authorized,
    24,228,036 and 23,837,204 shares issued and outstanding                                        242,000                  238,000
   Additional paid-in capital                                                                  289,496,000              284,649,000
   Accumulated deficit                                                                        (119,620,000)            (104,682,000)
                                                                                            --------------           --------------
    Total stockholders' equity                                                                 170,118,000              180,205,000
                                                                                            --------------           --------------
                                                                                            $  209,329,000           $  221,330,000
                                                                                            ==============           ==============


The accompanying notes are an integral part of these financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                 -----------------------------
                                                     1996          1995
                                                 ------------     ------------
REVENUES (Note 5):
  Related party                                  $          -     $    831,000
  Other                                             3,728,000        1,796,000
                                                 ------------     ------------
                                                    3,728,000        2,627,000

OPERATING EXPENSES (Notes 5 and 6):
  Research and development                         14,293,000       13,529,000
  Selling, general and administrative               5,495,000        3,074,000
                                                 ------------     ------------
                                                   19,788,000       16,603,000


LOSS FROM OPERATIONS                              (16,060,000)     (13,976,000)

INTEREST:
  Income                                            1,741,000        1,863,000
  Expense                                            (619,000)        (468,000)
                                                 ------------     ------------
                                                    1,122,000        1,395,000
                                                 ------------     ------------

LOSS                                             $(14,938,000)    $(12,581,000)
                                                 ============     ============

LOSS PER SHARE                                        $ (0.62)         $ (0.69)
                                                 ============     ============


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                             24,044,615       18,287,281
                                                 ============     ============


  The accompanying notes are an integral part of these financial statements.
                                    Page 2

                        CEPHALON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)



                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                  ---------------------------------------
                                                                                       1996                     1995
                                                                                  -------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Loss                                                                            $ (14,938,000)            $ (12,581,000)
  Adjustments to reconcile loss to net cash
  used for operating activities:
    Depreciation and amortization                                                       958,000                 1,479,000
    (Increase) decrease in operating assets:
       Related-party receivable                                                         (24,000)               (1,176,000)
       Other current assets                                                             752,000                   148,000
       Other long-term assets                                                           (38,000)                  212,000
    Increase (decrease) in operating liabilities:
       Accounts payable                                                              (1,668,000)               (1,137,000)
       Accrued expenses                                                               1,249,000                 1,165,000
       Other long-term liabilities                                                      144,000                   240,000
                                                                                  -------------             -------------

       Net cash used for operating activities                                       (13,565,000)              (11,650,000)
                                                                                  -------------             -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                  (512,000)              (12,885,000)
  Sale leaseback of property and equipment                                                   --                   237,000
  Sales and maturities (purchases) of investments, net                                9,740,000                 6,632,000
                                                                                  -------------             -------------

       Net cash provided by (used for) investing activities                           9,228,000                (6,016,000)
                                                                                  -------------             -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of common stock options and warrants                         4,568,000                    68,000
  Proceeds from long-term debt                                                               --                19,744,000
  Principal payments on long-term debt                                                 (970,000)                 (723,000)
                                                                                  -------------             -------------

       Net cash provided by financing activities                                      3,598,000                19,089,000
                                                                                  -------------             -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (739,000)                1,423,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        6,565,000                11,063,000
                                                                                  -------------             -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $   5,826,000              $ 12,486,000
                                                                                  =============             =============


  The accompanying notes are an integral part of these financial statements.

                         CEPHALON, INC. & SUBSIDIARIES
                         -----------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------
                                  (Unaudited)


1.  The Company and Summary of Significant Accounting Policies
    ----------------------------------------------------------

        The Company
        Cephalon, Inc. ("Cephalon" or the "Company") seeks to discover and develop pharmaceutical products primarily for the treatment of neurological disorders, such as ALS, narcolepsy, peripheral neuropathies, Alzheimer's disease, head and spinal injury and stroke. The Company has not received regulatory approval for the commercial sale of any of its products under development. The Company markets and sells, to neurologists in the United States, two proprietary drugs of Bristol-Myers Squibb ("BMS") under a co-promotion agreement. The Company has funded its operations primarily from the proceeds of public and private placements of its equity securities and the receipt of payments under research and development agreements.

        The Company's business of developing and marketing pharmaceutical products is subject to a number of significant risks, including risks inherent in research and development activities and in conducting business in a highly regulated environment. The success of the Company depends to a large degree upon obtaining FDA and foreign regulatory approval to market products currently under development. There can be no assurance that any of the Company's product candidates will be approved by any regulatory authority for marketing in any jurisdiction.

        Basis of presentation
        These consolidated financial statements of Cephalon, Inc. are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial condition and results of operations as of and for the periods set forth in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. All such adjustments are of a normal, recurring nature. The consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission, which includes financial statements as of and for the three years ended December 31, 1995. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full year.


2.  Cash, Cash Equivalents and Investments
    --------------------------------------

        Cash, cash equivalents and investments as of the indicated dates were as follows:


                                             March 31, 1996  December 31, 1995
                                             --------------  -----------------
     Cash and cash equivalents.............. $  5,826,000       $  6,565,000
     Repurchase agreements collateralized by
     U.S. Treasury securities...............   11,152,000         23,126,000
     U.S. Treasury bills and notes..........  133,336,000        140,966,000
     Commercial paper.......................   17,274,000          7,410,000
                                             ------------       ------------
                                             $167,588,000       $178,067,000
                                             ============       ============

        The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of the indicated periods, the Company is in compliance with all financial covenants required under certain of its debt and lease agreements that obligate the Company to maintain a custodial account and certain minimum cash and investment balances and financial ratios.

3.  Commitments and Contingencies
    -----------------------------

        Leases
        The Company leases certain of its offices, automobiles, manufacturing facilities and certain manufacturing equipment under operating leases. The Company's future annual minimum payments under the facilities and equipment leases are approximately $2,475,000 for the remainder of 1996, $3,400,000 in each of the years 1997 to 1998, $550,000 in 1999, $425,000 in 2000 and $50,000
in 2001.

        Other
        The Company maintains agreements to fund research at a number of educational and scientific institutions. These agreements are generally renewable on an annual basis and provide the Company with the right to obtain exclusive, royalty bearing licenses to the results of the research. The Company is obligated under several other cancelable agreements including those entered into for the purpose of conducting clinical trials. The Company has funding obligations under its co-promotion agreement with BMS including an obligation of $1,500,000 in 1996. The Company is obligated to make royalty, license fee and milestone payments under certain of its other licensing and research and development agreements, including in 1996, payments to Lafon of $1,633,000 to maintain the license to modafinil.

        Related party
        In 1992, the Company entered into a research and development agreement (the "Partnership Development Agreement") with Cephalon Clinical Partners, L.P. (the "Partnership") under which the Company granted the Partnership an exclusive license in the United States, Canada and Europe (''the Territory'') to certain technology, principally Myotrophin, and received a non-refundable license fee of $500,000.

        The Partnership exclusively licensed the Company to manufacture and market Myotrophin within the Territory in return for certain royalty payments and a payment of approximately $16,000,000 (the ''Milestone Payment'') that is to be made if Myotrophin receives regulatory approval in certain countries within the Territory. The Company has the option to pay the Milestone Payment in cash, common stock, or a combination thereof. The Company also entered into an agreement with each of the Partnership's limited partners under which it received an option (the "Purchase Option") to purchase all the limited partnership interests in the Partnership.

        If the Company elects to exercise the Purchase Option, it will be required to make a payment of $40,275,000 in cash or, at the Company's election, $42,369,000 in shares of the Company's common stock, valued at the market price at the time of the exercise. If exercised, the Company would then also make future payments to the former limited partners for eleven years at a rate of 10.1% on Myotrophin sales in the Territory (subject to certain maximums and reducing to 5.0% after a specified return is earned by the former limited partners).

        Legal proceedings
        The Company and certain of its officers have been named as defendants in a number of civil actions filed in the U.S. District Court for the Eastern District of Pennsylvania, which the Company will seek to have consolidated into one action. Although the complaints differ in some respects, they allege, in general, that the Company and the officers violated the federal securities laws by failing to disclose material information about the methods and results of the North American and European clinical studies of Myotrophin for use in treating ALS. The plaintiffs seek to maintain these actions as class actions on behalf of purchasers of the Company's common stock during specified periods between June 1995 and January 19, 1996. The plaintiffs in the actions seek unspecified damages and other relief. The Company believes that it has meritorious defenses to the allegations of the actions filed to date and intends to vigorously defend the actions. The Company does not currently expect the ultimate resolution of these actions to have a material adverse effect on the Company's financial position .

4.  Stockholders' Equity
    --------------------

        At March 31, 1996, the Company had 2,864,601 stock options outstanding at exercise prices ranging from $0.15 per share to $31.00 per share, of which 1,317,064 options were exercisable, including 450,000 options exercisable at prices below $10.00 per share.

        At March 31, 1996, warrants to purchase 3,152,285 shares of the Company's common stock were outstanding as follows:


 Number of shares issuable                                        Exercise Price
 upon exercise of warrants             Exercise Period              per share
 -------------------------  -----------------------------------  --------------
       1,965,682            September 1, 1993 - August 31, 1997       $11.32
                            September 1, 1997 - August 31, 1999       $13.82
         411,200            September 1, 1994 - August 31, 1999       $13.70
          25,403            September 1, 1993 - August 31, 1999       $11.77
         750,000            February 9, 1994  - February 8, 2002      $18.50

        During the quarter ended March 31, 1996, 328,633 warrants and 58,744 stock options were exercised for an aggregate exercise price of $3,844,000 and $447,000, respectively.

5.  Revenues
    --------

Related Party - Cephalon Clinical Partners, L.P.

        Under the Partnership Development Agreement, the Company is performing the development and clinical testing of Myotrophin within the Territory and was reimbursed by the Partnership for 110% of the Company's incurred costs, subject to the Partnership's available funding. Effective late in 1995, the Partnership depleted all of its available funding and will not provide further funding of Myotrophin development costs to the Company. The January 1994 collaboration between the Company and Chiron is subject to the rights of the Partnership (see
Note 6).

Revenue - Other

        Other revenues for the periods below consisted primarily of the revenue recorded under the Company's collaboration agreements as follows:


                                 Three months ended March 31,
                                 ----------------------------
                                    1996            1995
                                    ----            ----
        TAP Holdings.........     $1,328,000     $1,101,000
        SmithKline Beecham...        706,000        693,000
        Schering-Plough......        750,000             --
        Chiron (see Note 6)..        944,000             --

      TAP Holdings

        Although the research funding under the TAP Agreement expired at the end of 1995, the Company and TAP are actively discussing the terms of an extension of the funding arrangement. TAP has agreed to reimburse the Company for expenses incurred in connection with the program during the first quarter of 1996.

6.  Research and Development
    ------------------------

        Chiron Corporation

        The Company and Chiron are currently developing Myotrophin for the treatment of ALS and certain peripheral neuropathies. Under the collaboration, each party funded its own collaboration-related expenses through 1994. Chiron provided the Company with a revolving credit facility (the "Note") to assist the Company in funding its costs incurred. During the first quarter of 1995, the Company drew down $5,274,000 against the Note. In September 1995, the Company and Chiron adjusted their contributions to the collaboration program to result in equal aggregate funding by each party through that date and, agreed to fund equal amounts of Myotrophin program costs thereafter. At March 31, 1996, $1,328,000 was receivable from Chiron for estimated first quarter 1996 costs incurred by the Company that exceeded one-half of the quarter's total program costs incurred.

ITEM 2.  Management's Discussion and Analysis of Financial Condition And
         ---------------------------------------------------------------
         Results Of Operations
         ---------------------

         The discussion under this caption contains forward-looking statements about the business and financial condition of Cephalon, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in this discussion. Factors which could affect the business and financial condition of the Company include, but are not limited to, the factors identified under the caption "Certain Risks Associated with Cephalon's Business." Shareholders and potential investors are urged to consider those factors in evaluating the forward-looking statements and other information about the Company in this Report.

         The following discussion also should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements on pages 1 to 7 of this Form 10-Q.

         Since its inception in 1987, Cephalon has been engaged in the discovery and development of pharmaceutical products to treat neurological disorders. The Company has not received regulatory approval of, or any revenue from the sale of any product developed by the Company, and has been unprofitable since inception. As of March 31, 1996, the Company had an accumulated deficit of $119,620,000.

         The Company has funded its operations primarily from the proceeds of public and private placements of its equity securities and the receipt of payments under research and development agreements. The Company entered into a collaborative research agreement (the "Schering-Plough Agreement") with Schering-Plough Corporation ("Schering-Plough" or "SP") in May 1990. In
May 1992, the Company licensed from Kyowa Hakko Kogyo Co., Ltd. ("Kyowa Hakko") a class of small molecules that the Company refers to as tyrosine kinase ("TK") modulators. In August 1992, the Company formed Cephalon Clinical Partners,
L.P. (the "Partnership") and entered into agreements with the Partnership including an agreement (the "Partnership Development Agreement") for the research and development of Myotrophin (rhIGF-1) in the United States, Canada and Europe (the "Territory"). In January 1993, the Company entered into a licensing agreement with Laboratoire L. Lafon ("Lafon"), in which the Company received the exclusive rights to market and sell Provigil(TM) (modafinil) in the United States, Mexico, the United Kingdom, Ireland and Japan. In June 1993, the Company entered into a collaborative research, development and commercialization agreement (the "SmithKline Beecham Agreement" or "SB") with SmithKline Beecham. In July 1993, the Company entered into an agreement (the "Kyowa Hakko Myotrophin Agreement") with Kyowa Hakko to develop and market Myotrophin in Japan. In January 1994, the Company entered into a collaboration with Chiron Corporation ("Chiron") for the development of Myotrophin and certain other compounds in the neurology field worldwide, excluding Japan and subject to the rights of the Partnership. In May 1994, the Company and TAP Holdings Inc. ("TAP") entered into a research and development and license agreement (the "TAP Agreement") to develop and commercialize specific compounds for the treatment of prostate disease in the United States. In July 1994, the Company and Bristol-Myers Squibb Company ("BMS") entered into a co-promotion agreement (the "BMS Agreement") to market the BMS proprietary product, Stadol NS(R) (butorphanol tartrate) Nasal Spray ("Stadol NS"), to neurologists in the United States. The arrangement was expanded in February 1996 to include the co-promotion of another BMS proprietary product, Serzone(R) (nefazodone hydrochloride), to neurologists in the United States.

Certain Risks Associated with Cephalon's Business

         The statements under this caption should be read in conjunction with the forward-looking statements in this Report as well as statements presented elsewhere by management of the Company and are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information in this Report as cautionary statements for such purpose.

         The Company's business of developing and marketing pharmaceutical products is subject to a number of significant risks, including risks inherent in research and development activities and in conducting business in a regulated environment. The success of the Company depends to a large degree upon obtaining favorable action by the U.S. Food and Drug Administration ( the "FDA") and foreign regulatory authorities in the process of obtaining approvals to clinically test and ultimately market products currently under development by the Company. The Company has had only limited experience in filing and pursuing applications necessary to gain such regulatory approvals. The Company's analysis of the results of its clinical studies is subject to confirmation and interpretation by regulatory authorities, which may differ from the Company's analysis. In addition, there can be no assurance that any application by the Company to test or market a product will be reviewed in a timely manner, will be accepted as adequate for filing, or that approval to test or market a product will be received from the appropriate regulatory authority.

         The Company is developing Myotrophin (rhIGF-1) in collaboration with Chiron Corporation for use in the treatment of ALS and other neurological indications. During 1995, the Company and Chiron announced that, based on their analysis and interpretation of data from two Phase III studies of Myotrophin in patients suffering from ALS, Myotrophin showed a beneficial effect in slowing the progression of the disease. The first such study was conducted in North America and the second study was conducted in Europe. In October 1995, the Company submitted the results of the North American study to the FDA in support of a treatment investigational new drug application ("T-IND") which, if accepted, would permit the Company and Chiron to provide expanded access to Myotrophin to patients suffering from ALS. While the FDA was reviewing that application, the Company and Chiron announced certain results of the European study, which were also supplied to the FDA. The FDA subsequently requested additional information from the European study as part of its review of the T-IND.

         In January 1996, the Company and Chiron announced that the FDA had raised concerns as to whether the data submitted and reviewed by the FDA to date from the European study confirm the results from the North American study. The Company and Chiron agreed to meet with the FDA to discuss those concerns and further agreed not to initiate the T-IND program pending the outcome of those discussions. In preparation for the FDA meeting, the Company prepared and submitted additional analyses of the studies to supplement the information previously provided to the agency. Although the results of certain of the supplemental analyses of the European study were not statistically significant, the results favored Myotrophin on various measures of disease severity and disease progression. Following the meeting with the FDA, the two companies announced that they intend to submit an NDA to market Myotrophin for the treatment of ALS in 1996. The FDA has indicated to the two companies that an application based upon currently completed studies will be accepted for filing, will receive a priority review and will be presented to an FDA advisory committee for its recommendation. The companies also recently announced that the FDA has scheduled Myotrophin (rhIGF-1) for review by the FDA's Peripheral and Central Nervous System Drugs Advisory Committee on June 7, 1996, prior to the filing of the NDA. The companies plan to present at the meeting findings from the two completed clinical studies discussed above. It is not possible to predict whether the advisory committee will recommend favorable FDA action on the T-IND or an NDA following its review of the Myotrophin data. Furthermore, even if a positive recommendation emerged from the meeting, the advisory committee's recommendation is not binding on the FDA and there can be no assurance that the panel meeting will resolve the FDA's concerns about the adequacy of the European study. As a result, there can be no assurance that the FDA ultimately will approve expanded access to patients under a T-IND or authorization to commercialize Myotrophin in the United States. If the FDA were to require additional data to support approval of Myotrophin for commercialization, whether through an additional study or further analysis of the completed studies, there can be no assurance that the Company can obtain such data at all or in a timely manner. A delay or failure to obtain FDA approval for Myotrophin would seriously adversely affect the Company's business and the price of its common stock. A delay in obtaining approval to market Myotrophin would also have a negative effect on the Company, because other products are under development for use in the ALS market. The potential competition, as well as existing competition and potential limitations on reimbursement, discussed below, could reduce the volume of sales or the price of Myotrophin, resulting in lower revenues to the Company.

         The data from the North American and European studies have not yet been reviewed by any regulatory authority outside the United States. If foreign regulatory authorities do not agree with the Company's interpretation of the results from the two studies, one or more additional studies might be required. There can be no assurance that any regulatory authority will accept the North American and European studies as sufficient for marketing approval or that Myotrophin will receive marketing approval in any jurisdiction for any indication.

         Based on the Company's review to date of the safety data from the two Phase III studies, the Company believes that Myotrophin was well-tolerated. Generally mild injection site inflammation, changes in hair growth or texture, sweating, mild knee pain, sinusitis and hip pain were observed in all study groups but occurred more frequently in Myotrophin-treated patients. Because ALS is a fatal disease, it is expected that some mortalities will occur while conducting clinical trials in ALS patients. Mortalities have occurred during the Company's Phase III studies of Myotrophin. During the double-blind portion of the European study, an imbalance in death rates was observed in the drug-treated group compared to the placebo-treated group. The Company believes those mortalities generally are due to the normal progression of the disease or other circumstances not attributable to Myotrophin. However, there can be no assurance that the FDA or any other regulatory authorities will concur with the Company's analysis of the safety data generated to date or that such authorities will consider Myotrophin to be sufficiently safe to be marketed as a treatment for ALS or any other indication. The Company is continuing to furnish Myotrophin to patients who participated in the ALS studies and to patients in its Phase II program in peripheral neuropathies. The FDA requires the Company to report all patient mortalities and any adverse events experienced in ongoing trials. There can be no assurance that the reporting of any such events will not result in any subsequent FDA action adverse to the Company.

         Chiron has completed a U.S. manufacturing facility to produce recombinant proteins which it intends to use to produce Myotrophin. There can be no assurance that Chiron will be able to produce adequate quantities of Myotrophin in a cost-effective manner. The Company and Chiron also will be required to demonstrate that the material produced from the Chiron facility is equivalent to the material used in the ALS clinical trials. Although the companies believe that the material is equivalent, if bioequivalence can not be demonstrated to the satisfaction of regulatory authorities, regulatory approval of Myotrophin could be delayed.

         The manufacturing facilities of the Company and Chiron used to produce Myotrophin are required to comply with all applicable FDA requirements, including Good Manufacturing Practices, and are subject to FDA inspection to determine compliance with those requirements. There can be no assurance that the manufacturing facilities for Myotrophin will comply with applicable requirements.

         During the first quarter of 1996, the Company announced positive results from two Phase III studies of Provigil(TM) (modafinil) in the treatment of the excessive daytime sleepiness associated with narcolepsy. The results of those clinical trials have not been reviewed by the FDA or any other regulatory authority. There can be no assurance that the FDA or other regulatory authorities will consider that the results generated from the Company's clinical trials demonstrate sufficient safety and efficacy to allow the filing of an NDA to obtain marketing approval, or that, if such application is filed that any such approval could be obtained. In addition, Lafon's manufacturing facilities for the active substance used in Provigil are required to comply with all applicable FDA requirements, and are subject to an FDA inspection before an NDA can be approved. There can be no assurance that the manufacturing facilities for Provigil will comply with applicable requirements.

         Lafon has filed for marketing approval of modafinil throughout the European Union through the multi-state procedures promulgated by the Committee for Proprietary Medicinal Products ("CPMP"), which includes applications in the United Kingdom and the Republic of Ireland. As part of the CPMP review process, Lafon has received questions from the CPMP regarding its application. There can be no assurance that the questions can be answered to the satisfaction of the CPMP countries, that the application will be reviewed by the CPMP in a timely manner or that Provigil will be approved by the CPMP. Even if the CPMP approves the application, the Company will be required to obtain the separate marketing authorization from the applicable regulatory authorities in the United Kingdom and the Republic of Ireland prior to marketing Provigil in those countries. There can be no assurance that any such approvals will be obtained.

         Lafon has licensed rights to modafinil to third parties in Canada as well as certain countries in Europe, and may license other territories to other third parties in the future. There is no contractual requirement that the licensees and Lafon coordinate their marketing activities related to modafinil. Furthermore, individual reimbursement policies in each country and applicable antitrust laws prohibit the coordination of the pricing of modafinil in various jurisdictions. The marketing activities of the other licensees therefore may affect the Company's marketing of Provigil in its territories.

         Additionally, the results of clinical studies of Myotrophin to be conducted by the Company's licensee in Japan and the result of clinical studies of modafinil being conducted by licensees of Lafon in other countries are required to be reported by the Company to the FDA and other regulatory authorities. The reporting of the results of these other studies, if negative, could adversely affect the regulatory review of the Company's product approval applications.

         The major source of the Company's current revenue is derived from collaborative research and development agreements that are subject to periodic review by the respective parties and achievement of certain milestones by the Company. Even if Myotrophin and Provigil are approved for commercialization, the Company can not predict at this time the potential revenues to be received from sales of Myotrophin for use in treating ALS or from sales of Provigil for use in connection with narcolepsy. ALS and narcolepsy each qualify as orphan diseases under the Orphan Drug Law, which generally means that the potential patient population for each indication is limited. Furthermore, the FDA recently approved Rilutek(R) (riluzole) for use in treating ALS, which is now being commercialized in the United States by Rhone-Poulenc Rorer. It is not clear whether ALS patients, given the constraints of drug reimbursement programs, would be able to support both Rilutek and Myotrophin (as well as any other drugs which may be approved in the future for use in treating ALS), especially if Myotrophin has a higher price than competitive drugs. Competition for Provigil also is likely, because narcolepsy is currently treated with several drugs, all of which are available generically and have been available for a number of years.

         Negative results from any of its ongoing clinical trials or trials by third parties or negative assessments from regulatory authorities or termination of any of the Company's collaborative research agreements would adversely affect the Company's business and the price of its common stock.

         The Company's business is subject to additional significant risks, including but not limited to the need to obtain additional funds to support its research, development and commercialization efforts, the Company's dependence on collaborative partners and third party suppliers and other manufacturing uncertainties, the Company's relative inexperience in marketing and distributing commercial products, uncertainties associated with obtaining and enforcing its patents and uncertainties associated with the patent rights of others, uncertainties regarding government reforms and of product pricing and reimbursement levels, technological change and competition from companies and institutions developing products for the same indications as the Company's product candidates, the product liability risks associated with being the manufacturer or seller of pharmaceutical products, and reliance by the Company on key personnel.

         Furthermore, future announcements concerning the Company's competitors or other companies in the biopharmaceutical industry, including regulatory delays, technological innovations or commercial products, patents, government regulations, developments concerning proprietary rights, litigation or public concern as to the safety or commercial value of the Company's products may have a significant effect on the market price of the Company's common stock.

Liquidity and Capital Resources

      Cash, cash equivalents and investments as of the indicated dates were as follows:


                                      March 31, 1996   December 31, 1995
                                      --------------   -----------------
                                      $167,588,000        $178,067,000
Percentage of total assets.........             80%                 80%

         Cash equivalents and investments consisted primarily of short to intermediate term obligations of the United States government, repurchase agreements collaterallized by such obligations and short term commercial paper. Certain of the Company's debt and lease agreements contain covenants that obligate the Company to maintain certain minimum cash and investment balances and financial ratios, and under one of which, $5,625,000 was held in a custodial account as of March 31, 1996.

         The following is a summary of selected cash flow information for the quarter ended March 31:


                                                1996           1995
                                                ----           ----
Net cash used for operating activities....  $(13,565,000)  $(11,650,000)
Net cash provided by (used for)
 investing activities.....................     9,228,000     (6,016,000)
Net cash provided by financing
 activities...............................     3,598,000     19,089,000

                    Net cash used for operating activities

Operating cash inflows

         A summary of the major sources of receipts reflected in net cash used for operating activities for the quarter ended March 31 is as follows:


                                              1996        1995
                                              ----        ----
TAP Holdings.............................  $1,415,000  $1,220,000
SmithKline Beecham.......................     707,000     687,000
Schering-Plough..........................     750,000          --
Chiron Corporation.......................   2,803,000          --

         Pursuant to the Partnership Development Agreement, the Company's share of the costs to develop Myotrophin within the Territory were reimbursed by the Partnership to the extent of the Partnership's available funds. The Company did not receive any payments from the Partnership in the first quarter of 1995 because the related first quarter cost were reimbursed in the subsequent quarter. The Company did not receive payments from the Partnership in the first quarter of 1996 due to the depletion of the Partnership's available funding late in 1995.

         Pursuant to the BMS Agreement, BMS makes quarterly payments to the Company based primarily on a percentage of sales within the neurology market in excess of a predetermined base amount. At March 31, 1996, $2,027,000 was receivable from BMS, representing fourth quarter 1995 and first quarter 1996 payments earned under the co-promotion agreement. Activity under the BMS Agreement was initiated in the fourth quarter of 1994. The payment related to the fourth quarter of 1994 was received in the second quarter of 1995.

         Under the terms of the 1994 TAP Agreement, the Company performs research and preclinical development for which it is compensated quarterly by TAP, based on a contract rate per individual assigned to the program for that quarter and reimbursement of certain external costs, all subject to annual budgetary maximums. The payments received from TAP in the quarters ended March 31, 1996 and 1995, represent reimbursement of fourth quarter 1995 and 1994 costs incurred by the Company.

         Under the terms of the June 1993 SmithKline Beecham Agreement, the Company performs research and preclinical development for which it is compensated quarterly by SB, based on a contract rate per individual assigned to the program for that quarter, and subject to annual budgetary maximums, periodic review by SB and achievement of certain milestones by the Company. At March 31, 1996, $179,000 was receivable from SB.

       Under the terms of the 1990 Schering-Plough Agreement, through May 1995, the Company received annual milestone payments from SP, generally in the second quarter. The agreement was renewed effective May 1995, under which the Company performs research and development for which it is compensated quarterly by SP, based on a contract rate per individual assigned to the program for that quarter and certain external costs, all subject to budgetary maximums, periodic review by SP and achievement of certain milestones by the Company.

         The Company and Chiron are currently developing Myotrophin for the treatment of ALS and certain peripheral neuropathies. Under the collaboration, each party funded its own collaboration-related expenses through 1994. Chiron provided the Company with a revolving credit facility (the "Note") to assist the Company in funding its costs incurred. During the first quarter of 1995, the Company drew down $5,274,000 against the Note. In September 1995, the Company and Chiron adjusted their contributions to the collaboration program to result in equal aggregate funding by each party through that date and, agreed to fund equal amounts of Myotrophin program costs thereafter. At March 31, 1996, $1,328,000 was receivable from Chiron for estimated first quarter 1996 costs incurred by the Company that exceeded one-half of the quarter's total program costs incurred.

     Effective late in 1995, the Partnership depleted all of its available funds and therefore, the Company will not receive further payments from the Partnership for the development of Myotrophin, although expenses associated with Myotrophin development will continue. The Company expects to receive payments under the BMS Agreement in 1996, but does not expect receipts to be in excess of related expenses incurred. Although the research funding under the TAP Agreement expired at the end of 1995, the Company and TAP are actively discussing the terms of an extension of the funding arrangement. TAP has agreed to reimburse the Company for expenses incurred in connection with the program during the first quarter of 1996. There can be no assurance that a mutually satisfactory agreement will be reached by the parties to extend the funding arrangement. The agreement with SP calls for payments in 1996 and 1997 of $3,000,000 and $1,250,000, respectively, or $3,300,000 in 1997 if SP extends the agreement for a third year. Payments in 1996 under the SB Agreement are budgeted under such agreement to approximate 1995 levels. The continuation of the research funding under the agreements with SB and SP, during 1996 and thereafter, are subject to the achievement of certain development milestones and periodic review by those companies. Under the collaboration with Chiron, the Company expects receipts in 1996 to be substantially less than 1995; depending on the development of the Myotrophin program and the relative costs incurred by the two companies in the development and commercialization of Myotrophin, the Company may be required to make payments to Chiron.

Operating cash outflows

     Net cash used for operating activities increased in the first quarter of 1996 as compared to the same 1995 period reflecting increases in the funding of expenses due primarily to an increase in selling, general and administrative expenses. The increase in the funding of selling, general and administrative expenses is due primarily to the costs associated with the Company's sales and marketing activities in conjunction with the BMS Agreement and pre-marketing efforts in support of the products in development, increases in other external costs and a 25% increase in staffing levels. Additionally, funding for research and development expenses increased in the 1996 period from the 1995 period due to a 25% staff increase and the funding of expenses associated with the production of clinical supplies of Myotrophin at the Company's manufacturing facility. The increase in the funding of research and development expenses was offset by decreases in expenses associated with clinical trials of Myotrophin and modafinil due to the completion of the double-blind portion of these clinical studies.

     The Company expects to continue substantial spending on research and development.

     The costs to develop modafinil are expected to continue to be significant in 1996, even as the double-blind clinical studies are concluded, due to the cost of conducting data analyses, the expected continuation of open label extensions of those studies and preparing for the filing of an NDA. Additionally, the Company expects to pay $1,633,000 in 1996 to Lafon to maintain the license to modafinil. The overall funding of the modafinil program will be assessed as the analyses of the results of the clinical trials are further evaluated and are discussed with regulatory authorities (see "Certain Risks Associated with Cephalon's Business").

     The costs to develop Myotrophin are expected to continue to be significant in 1996 due to the cost of conducting continuing data analyses, continuing open label extensions of two Phase III ALS clinical studies, continuation of a Phase II clinical program to test the potential utility of Myotrophin in the treatment of peripheral neuropathies and preparing for the potential filing of an NDA. The Company has decreased the level of operations required at its Beltsville manufacturing facility as the collaboration's requirements of Myotrophin are expected to be provided by Chiron. The Company intends to seek third-party manufacturing contracts to partially defray the costs of operating its Beltsville facility. There is no assurance the Company will be able to obtain any such contract manufacturing. The Company may also seek to acquire additional interests in the Partnership and may incur significant costs to acquire such interests. In addition, if Myotrophin receives regulatory approval in certain countries within the Territory, the Company will pay to the Partnership a milestone payment of approximately $16,000,000 in cash, common stock or a combination thereof. The amount the Company spends in 1996 on its Myotrophin programs depends to a great degree on the results of dialogues with regulatory authorities (see "Certain Risks Associated with Cephalon's Business").

     The Company also expects to incur significant expenses under the collaborations with SB, TAP and SP which may exceed payments received under the related agreements. The Company also expects to incur significant costs in its other development programs.

     The actual costs to develop Myotrophin, modafinil, and other potential therapeutics are subject to a number of uncertainties which could greatly influence the level and timing of development costs, including among other items, the duration, size, and expense of the required preclinical and clinical testing, costs of manufacturing clinical supplies, the level and timing of patient enrollment and the expense of any filing for regulatory approval.

     Pursuant to the BMS Agreement the Company is obligated to fund, in 1996, $1,500,000 of promotional and support activities targeting neurologists. Additionally, the Company may expand its selling, and general and administrative activities in the United States and Europe. The Company will assess the degree of expansion required in the selling, general and administrative area as the Company evaluates the results and analyses of the Myotrophin and modafinil programs. There can be no assurance that the Company will receive marketing approval for any of its product candidates under development or that the funds expended if the Company expands these areas, will be recovered in the future by sales, if any, of such products (See "Certain Risks Associated with Cephalon's Business").

Operating cash requirements

     Net cash used for operating activities is expected to increase in 1996 principally due to decreases in payments the Company expects to receive under its collaboration agreements, including the Chiron agreement and the Partnership Development Agreement and, as further described above, operating cash outflows are expected to increase in 1996.

                    Net cash used for investment activities

     A summary of net cash used for investment activities for the quarter ended March 31 is as follows:



                                                      1996          1995
                                                      ----          ----
Purchases of property and equipment.............  $ (512,000)  $(12,885,000)
Sale leaseback of property and equipment........          --        237,000
Sales and maturities (purchases) of
 investments, net...............................   9,740,000      6,632,000
                                                  ----------   ------------
Net cash provided by (used for)
 investment activities.........................   $9,228,000   $ (6,016,000)
                                                  ==========   ============

     Purchases of property and equipment decreased in 1996 as compared to the same period in 1995 since the 1995 period includes the March 1995 purchase of the two buildings currently housing the Company's administrative offices and research facilities in West Chester, Pennsylvania and a third adjacent 49,000 square foot building, currently occupied by a third party, for a total purchase price of $11,000,000.

     The Company may incur additional capital expenditures in 1996 as it continues to assess its facility and equipment requirements.

     Sales and maturities (purchases) of investments, net represent the investment of cash generated primarily from the Company's financing activities, net of cash used to fund operations and other investing activities.


                   Net cash provided by  financing activities

     A summary of cash provided by financing activities for the quarter ended March 31 is as follows:


                                               1996          1995
                                               ----          ----
Proceeds from exercise of common stock
 options and warrants...................   $4,568,000   $    68,000
Principal payments on long-term debt....     (970,000)     (723,000)
Proceeds from long-term debt............           --    19,744,000
                                           ----------   -----------
Net cash provided by financing
 activities.............................   $3,598,000   $19,089,000
                                           ==========   ===========

     During the first quarter of 1996, the Company received cash from the exercise of 379,768 warrants and 36,962 stock options in the amount of $4,453,000 and $115,000, respectively. The extent and timing of future warrant and option exercises, if any, are primarily dependent upon the market price of the Company's common stock and general financial market conditions, as well as the exercise prices and expiration dates of the warrants and options.

     Proceeds from long-term debt in the first quarter of 1995 include $15,799,000 borrowed to finance the West Chester building purchase. The building purchase was financed through the assumption of a $6,900,000 first mortgage and from mortgage loans provided by the Commonwealth of Pennsylvania (the "State Funding") in the amount of $11,600,000. The State Funding includes a 2% interest rate that is subject to increase if the Company fails to hire a specified number of new employees in Chester County, Pennsylvania by the end of 1999. A portion of the State Funding financed improvements previously made to the buildings and the remaining $2,700,000, held in escrow, is earmarked to fund future improvements. Of the total State Funding, $1,330,000 was received in April 1995. The Company also drew $5,274,000 in the first quarter of 1995 against the Note provided by Chiron to fund collaboration-related expenses.

                         Commitments and contingencies
     Leases
     The Company leases certain of its offices, automobiles, manufacturing facilities and certain manufacturing equipment under operating leases. The Company's future annual minimum payments under the facilities and equipment leases are approximately $2,475,000 for the remainder of 1996, $3,400,000 in each of the years 1997 to 1998, $550,000 in 1999, $425,000 in 2000 and $50,000
in 2001.

     Other
     The Company maintains agreements to fund research at a number of educational and scientific institutions. These agreements are generally renewable on an annual basis and provide the Company with the right to obtain exclusive, royalty bearing licenses to the results of the research. The Company is obligated under several other cancelable agreements including those entered into for the purpose of conducting clinical trials. The Company has funding obligations under its co-promotion agreement with BMS including an obligation of $1,500,000 in 1996. The Company is obligated to make royalty, license fee and milestone payments under certain of its other licensing and research and development agreements, including in 1996, payments to Lafon of $1,633,000 to maintain the license to modafinil.

     Related party
     In 1992, the Company entered into the Partnership Development Agreement with the Partnership under which the Company granted the Partnership an exclusive license in the Territory to certain technology, principally Myotrophin, and received a non-refundable license fee of $500,000.

     The Partnership exclusively licensed the Company to manufacture and market Myotrophin within the Territory in return for certain royalty payments and a payment of approximately $16,000,000 (the ''Milestone Payment'') that is to be made if Myotrophin receives regulatory approval in certain countries within the Territory. The Company has the option to pay the Milestone Payment in cash, common stock, or a combination thereof. The Company also entered into an agreement with each of the Partnership's limited partners under which it received an option (the "Purchase Option") to purchase all the limited partnership interests in the Partnership.

     If the Company elects to exercise the Purchase Option, it will be required to make a payment of $40,275,000 in cash or, at the Company's election, $42,369,000 in shares of the Company's common stock, valued at the market price at the time of the exercise. If exercised, the Company would then also make future payments to the former limited partners for eleven years at a rate of 10.1% on Myotrophin sales in the Territory (subject to certain maximums and reducing to 5.0% after a specified return is earned by the former limited partners).

     Legal proceedings
     The Company and certain of its officers have been named as defendants in a number of civil actions filed in the U.S. District Court for the Eastern District of Pennsylvania, which the Company will seek to have consolidated into one action. Although the complaints differ in some respects, they allege, in general, that the Company and the officers violated the federal securities laws by failing to disclose material information about the methods and results of the North American and European clinical studies of Myotrophin for use in treating ALS. The plaintiffs seek to maintain these actions as class actions on behalf of purchasers of the Company's common stock during specified periods between June 1995 and January 19, 1996. The plaintiffs in the actions seek unspecified damages and other relief. The Company believes that it has meritorious defenses to the allegations of the actions filed to date and intends to vigorously defend the actions.

                              Funding Requirements

     The Company expects that more cash will be required to fund operations in 1996 than was required in 1995. The Company also expects to use cash to fund purchases of property and equipment and to service its long-term debt.

     The Company believes that its cash and investment resources are adequate to fund its anticipated level of cash requirements for a period in excess of one year. However, the Company's funding requirements may change due to numerous factors including, but not limited to, the results of the Company's ongoing clinical trials and other research and development programs, the expansion of research and development and administrative facilities and the ability to meet supply requirements, technological advances and competition and regulatory requirements (see "Certain Risks Associated with Cephalon's Business"). Additionally, the Company may seek to acquire some or all of the partnership interests in the Partnership or may seek to acquire other entities, additional technologies, product candidates or products.

     Because of the Company's long-term capital requirements it may seek to access the public or private markets whenever conditions are favorable by issuing debt, common or preferred stock, warrants or other securities. The Company may also seek additional funding through corporate collaborations and other financing vehicles, potentially including "off-balance sheet" financing through limited partnerships or corporations. There can be no assurance that such funding will be available at all or on terms acceptable to the Company.

     Furthermore, market reaction to the Company's financing activities may adversely affect the price of the Company's common stock. If adequate funds are not available, the Company may be required to significantly curtail one or more of its research, development or strategic initiatives or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products on terms less favorable than if it developed the product on its own.


Results of Operations

     This section should be read in conjunction with the more detailed discussion under "Liquidity and Capital Resources."

     A summary of revenues and expenses for the quarter ended March 31 is as follows:


                                                                      % change
                                            1996         1995      1996 vs. 1995
                                            ----         ----      -------------
Revenues...............................  $ 3,728,000  $ 2,627,000       42%
Research and development expenses......   14,293,000   13,529,000        6
Selling, general and administrative
 expenses..............................    5,495,000    3,074,000       79
Interest income, net...................    1,122,000    1,395,000      (20)

     The aggregate increase in revenues in the 1996 period from the 1995 period primarily resulted from increases in revenue recognized under the agreements with TAP, SP and Chiron during the quarter ended March 31, 1996, which was offset by the elimination of revenue recognized under the Partnership Development Agreement.

     In August 1995, the Partnership collected the final limited partner subscription installment payments. The Company will not recognize revenue from the Partnership under the Partnership Development Agreement in 1996. The Company and Chiron are to share equally in collaboration-related costs in 1996. The Company expects revenues under the Chiron collaboration in 1996 to be substantially less than 1995 and, depending on the relative costs incurred by the two companies, the Company may incur expenses from payments made to Chiron. Under the BMS Agreement, the Company will only recognize revenue upon the attainment of sales levels in excess of the base amount specified in the agreement, which, if attained, is expected to occur in the later half of 1996. Revenues to be recognized in 1996 under the agreements with TAP, SB and SP are expected to approximate 1995 levels, however the extension of the funding arrangement under the TAP Agreement is currently being negotiated.

     The 6% increase in research and development expenses in the 1996 period as compared to the 1995 period reflects increased expenses due to a 25% increase in staffing levels in the period that were offset by decreases in the costs associated with conducting clinical trials of Myotrophin and modafinil, due to the completion of the double-blind portion of those studies.

     The significant increase in the selling, general and administrative area in the 1996 period as compared to the same 1995 period is primarily attributable to the sales and marketing activities to co-promote Stadol NS and Serzone with BMS and other products in development, increased staffing levels and other external expenses.

Summary of Results of Operations

     The Company expects that revenues will be substantially less in 1996 than in 1995 due primarily to the reduction in revenues from the Chiron collaboration and the Partnership. A substantial portion of the Company's revenues are derived from collaboration agreements with TAP, SB and SP, the continuation of which is subject to periodic review and achievement of certain milestones. The Company expects that it will continue to incur significant research and development costs which may increase in 1996 and also expects its selling, general and administrative costs to increase as it continues to fulfill its funding commitment pursuant to the BMS Agreement and further expands its marketing efforts. The costs to be incurred by the Company depend to a large degree on the results of regulatory actions with respect to Myotrophin, Provigil and other product programs. In summary, the Company expects its loss in 1996 will be larger than losses incurred in prior years.

     The Company does not believe that inflation has had a material impact on the results of its operations since inception.

                                Loss Per Share

     Options, restricted stock grants and warrants outstanding have been excluded from the per share calculations, because their inclusion would be antidilutive. At March 31, 1996, the Company had approximately 2,864,601 options outstanding under its stock option plan with exercise prices ranging from $0.15 to $31.00 per share. As further described in the Notes to the Consolidated Financial Statements, at March 31, 1996, warrants to purchase 3,152,285 shares of common stock were exercisable with prices ranging from $11.32 to $18.50, with various exercise periods through February 2002.

PART II     OTHER  INFORMATION
- ------------------------------


Item 6.  Exhibits and Reports on Form 8-K

                  (a)   Exhibits:

                        3.1 Restated Certificate of Incorporation of the Registrant

                        10.6(a)  Cephalon, Inc. Stock Option Plan, as amended

                        10.6(b) Cephalon, Inc. Equity Compensation Plan, as amended


                  (b)   Reports on Form 8-K:

                        During the quarter ended March 31, 1996, the Registrant filed Current Reports on Form 8-K for the following events:

                        (i) January 19, 1996, announcing that the U.S. Food and Drug Administration has concerns as to whether the data submitted to date for the T-IND from the European study support the positive results from the North American study. Cephalon and Chiron have agreed not to initiate the T-IND early access program pending outcome of those discussions.

                        (ii) February 12, 1996, Cephalon, Inc. announced the results from the first of two Phase III clinical trials of Provigil(TM) (modafinil) in patients with narcolepsy.

                        (iii) February 20, 1996, Cephalon, Inc. announced the 1995 financial results and the co-promotion of Serzone(R) (nefazodone HCL), which is manufactured by Bristol-Myers Squibb Company .

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CEPHALON, INC.
                              (Registrant)



May 13, 1996        By    /s/  Frank Baldino, Jr., Ph.D.
                       ---------------------------------
                              Frank Baldino, Jr., Ph.D.
                              President, Chief Executive Officer
                                     and Director
                              (Principal executive officer)




                              By    /s/  J. Kevin Buchi
                                -----------------------
                              J. Kevin Buchi
                              Senior Vice President, Finance and Chief
                                     Financial Officer
                              (Principal financial and accounting officer)

                                 EXHIBIT INDEX

                                                                      Exhibit
Exhibit                                                               Page No.
- -------                                                               --------

3.1       Restated Certificate of Incorporation of the Registrant

10.6(a)   Cephalon, Inc. Stock Option Plan, as amended

10.6(b)   Cephalon, Inc. Equity Compensation Plan, as amended