Form 10-Q
period 1996-06-30
CEPHALON INC
filed 1996-08-13
CIK 873364

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Quarterly Period Ended      June 30, 1996
                                         ------------------------
     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Transaction Period from  ______________ to _______________

Commission File Number    0-19119
                       --------------

                                CEPHALON, INC.
          ------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


               Delaware                                23-2484489
        -----------------------                  -----------------------
        (State Other Jurisdiction                (I.R.S. Employer
         of Incorporation or                      Identification Number)
         Organization)

145 Brandywine Parkway,  West Chester,  PA                19380
- ------------------------------------------       -----------------------
 (Address of Principal Executive Offices)              (Zip Code)

    Registrant's Telephone Number, Including Area Code    (610) 344-0200
                                                       ---------------------

                                Not Applicable
    -------------------------------------------------------------------------
        Former Name, Former Address and Former Fiscal Year, If Changed
                               Since Last Report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes    X     No
                                           -------     -------

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                         Outstanding as of August 9, 1996
        -----------------                   --------------------------------
    Common Stock, par value $.01                    24,423,542 Shares


This Report Includes a Total of 22 Pages

                        CEPHALON, INC. and SUBSIDIARIES
                        -------------------------------



                                     INDEX
                                     -----

                                                                      Page No.
                                                                      --------
PART  I - FINANCIAL INFORMATION

        Item 1.   Financial Statements

                  Consolidated Balance Sheets -                           1
                  June 30, 1996 and December 31, 1995

                  Consolidated Statements of Operations -                 2
                  Three and six months ended June 30, 1996 and 1995

                  Consolidated Statements of Cash Flows -                 3
                  Six months ended June 30, 1996 and 1995

                  Notes to Consolidated Financial Statements              4 - 7


        Item 2.   Management's Discussion and Analysis of                 8 - 18
                  Financial Condition and Results of Operations

PART II - OTHER INFORMATION

        Item 4.  Submission of Matters to a Vote of Security Holders      19

        Item 6.  Exhibits and Reports on Form 8-K                         19


SIGNATURES                                                                20

PART 1 - Financial Information
- ------------------------------

Item 1. Financial Statements



                       CEPHALON, INC.  AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Unaudited)

                                                                                              June 30,            December 31,
                                                                                                1996                  1995
                                                                                           ----------------      ----------------
                                                      ASSETS
                                                      ------

CURRENT ASSETS:

     Cash and cash equivalents ($5,000,000 and $6,250,000 in custodial account) (Note 2)   $      6,127,000      $      6,565,000
     Short-term investments (Note 2)                                                            149,073,000           171,502,000
     Related-party receivables (Note 5)                                                              37,000                33,000
     Other                                                                                        7,923,000            10,382,000
                                                                                           ----------------      ----------------
          Total current assets                                                                  163,160,000           188,482,000

 PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization of $11,570,000 and $9,652,000                                    29,049,000            30,002,000

OTHER                                                                                             2,921,000             2,846,000
                                                                                           ----------------      ----------------
                                                                                           $    195,130,000      $    221,330,000
                                                                                           ================      ================


                                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                  ------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                                      $      1,860,000      $      4,379,000
     Accrued expenses                                                                            11,839,000            10,116,000
     Current portion of long-term debt                                                            3,952,000             3,907,000
                                                                                           ----------------      ----------------
          Total current liabilities                                                              17,651,000            18,402,000

LONG-TERM DEBT                                                                                   20,077,000            21,668,000
OTHER                                                                                             1,419,000             1,055,000
                                                                                           ----------------      ----------------
          Total liabilities                                                                      39,147,000            41,125,000
                                                                                           ----------------      ----------------
COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:  (Note 4)
     Preferred stock, $.01 par value,
       5,000,000 shares authorized, none issued                                                        --                    --
     Common stock, $.01 par value, 100,000,000 and 40,000,000 shares authorized,
       24,415,582 and 23,837,204 shares issued and outstanding                                      244,000               238,000
     Additional paid-in capital                                                                 292,259,000           284,649,000
     Accumulated deficit                                                                       (136,520,000)         (104,682,000
                                                                                           ----------------      ----------------
          Total stockholders' equity                                                            155,983,000           180,205,000
                                                                                           ----------------      ----------------
                                                                                             $  195,130,000        $  221,330,000
                                                                                           ================      ================

  The accompanying notes are an integral part of these financial statements.

                       CEPHALON, INC.  AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)

                                                   Three Months Ended
                                                        June 30,
                                       ---------------------------------------
                                             1996                   1995
                                       ---------------         ---------------
REVENUES (Note 5):
  Related party                           $         --          $    2,726,000
  Other                                      4,060,000              12,188,000
                                       ---------------         ---------------
                                             4,060,000              14,914,000

OPERATING EXPENSES (Notes 5 and 6):
  Research and development                  16,247,000              16,864,000
  Selling, general and administrative        6,268,000               3,214,000
                                       ---------------         ---------------
                                            22,515,000              20,078,000


LOSS FROM OPERATIONS                       (18,455,000)             (5,164,000)


INTEREST:
  Income                                     2,123,000               2,096,000
  Expense                                     (568,000)               (914,000)
                                       ---------------         ---------------
                                             1,555,000               1,182,000


                                       ---------------         ---------------
LOSS                                    $  (16,900,000)         $   (3,982,000)
                                       ===============         ===============

LOSS PER SHARE                                $  (0.70)               $  (0.22)
                                       ===============         ===============

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                     24,301,003              18,352,867
                                       ===============         ===============


                                                     Six Months Ended
                                                         June 30,
                                       ---------------------------------------
                                            1996                    1995
                                       ---------------        ----------------

REVENUES (Note 5):
  Related party                         $           --         $    3,557,000
  Other                                      7,788,000             13,984,000
                                       ---------------        ----------------
                                             7,788,000             17,541,000

OPERATING EXPENSES (Notes 5 and 6):
  Research and development                  30,540,000             30,393,000
  Selling, general and administrative       11,763,000              6,288,000
                                       ---------------        ----------------
                                            42,303,000             36,681,000

LOSS FROM OPERATIONS
                                           (34,515,000)           (19,140,000)
INTEREST:
  Income                                     3,864,000              3,959,000
  Expense                                   (1,187,000)            (1,382,000)
                                       ---------------        ----------------
                                             2,677,000              2,577,000
                                       ---------------        ----------------
LOSS                                    $  (31,838,000)        $  (16,563,000)
                                       ===============        ================

LOSS PER SHARE                                 $ (1.32)                 (0.90)
                                       ===============        ================

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                     24,164,919             18,324,112
                                       ===============        ================


  The accompanying notes are an integral part of these financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                               --------------------------------
                                                                                    1996              1995
                                                                               ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Loss                                                                      $  (31,838,000)   $  (16,563,000)
     Adjustments to reconcile loss to net cash
     used for operating activities:
          Depreciation and amortization                                             1,918,000           277,000
          (Increase) decrease in operating assets:
               Related-party receivable                                                (5,000)       (3,159,000)
               Other current assets                                                 1,552,000        (1,169,000)
               Other long-term assets                                                 (75,000)          172,000
          Increase (decrease) in operating liabilities:
               Accounts payable                                                    (2,519,000)       (1,446,000)
               Accrued expenses                                                     2,953,000           323,000
               Other long-term liabilities                                            364,000           725,000
                                                                               --------------    --------------

               Net cash used for operating activities                             (27,650,000)      (20,840,000)
                                                                               --------------    --------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                           (1,074,000)      (12,336,000)
     Sale leaseback of property and equipment                                              --           237,000
     Sales and maturities (purchases) of investments, net                          22,429,000        24,587,000
                                                                               --------------    --------------

               Net cash provided by investing activities                           21,355,000        12,488,000
                                                                               --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of common stock options and warrants                    7,402,000           305,000
     Principal payments on long-term debt                                          (1,945,000)       (6,087,000)
     Proceeds from long-term debt                                                     400,000        21,073,000
                                                                               --------------    --------------

               Net cash provided by financing activities                            5,857,000        15,291,000
                                                                               --------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (438,000)        6,939,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      6,565,000        11,063,000
                                                                               --------------    --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $    6,127,000    $   18,002,000
                                                                               ==============    ==============

  The accompanying notes are an integral part of these financial statements.

                         CEPHALON, INC. & SUBSIDIARIES
                         -----------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Unaudited)


1.  The Company and Summary of Significant Accounting Policies
    ----------------------------------------------------------

         The Company

         Cephalon, Inc. ("Cephalon" or the "Company") seeks to discover and develop pharmaceutical products primarily for the treatment of neurological disorders, such as ALS, narcolepsy, peripheral neuropathies, Alzheimer's disease, head and spinal injury and stroke. The Company has not received regulatory approval for the commercial sale of any of its products under development. The Company markets and sells, to neurologists in the United States, two proprietary pharmaceutical products of Bristol-Myers Squibb ("BMS") under a co-promotion agreement. The Company has funded its operations primarily from the proceeds of public and private placements of its equity securities and the receipt of payments under research and development agreements.

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

2.  Cash, Cash Equivalents and Investments
    --------------------------------------

         Cash, cash equivalents and investments are valued at market as of the indicated dates and were as follows:

                                            June 30, 1996   December 31, 1995
                                            -------------   -----------------
Cash and cash equivalents...............     $  6,127,000        $  6,565,000
Repurchase agreements collateralized by
 U.S. Treasury securities...............       12,218,000          23,126,000
U.S. Treasury bills and notes...........      122,531,000         140,966,000
Corporate obligations...................       14,324,000           7,410,000
                                             ------------        ------------
                                             $155,200,000        $178,067,000
                                             ============        ============

         The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of the indicated periods, the Company was in compliance with all financial covenants required under certain of its debt and lease agreements that obligated the Company to maintain a custodial account and certain minimum cash and investment balances and financial ratios.

3.  Commitments and Contingencies
    -----------------------------

         Leases

         The Company leases certain of its offices, automobiles, manufacturing facilities and equipment under operating leases. The Company's future annual minimum payments under the facilities and equipment leases are approximately $1,700,000 for the remainder of 1996, $3,400,000 in each of the years 1997 to 1998, $550,000 in 1999, $425,000 in 2000 and $50,000 in 2001.

         Other

         The Company maintains agreements to fund research at a number of educational and scientific institutions. These agreements are generally renewable on an annual basis and provide the Company with the right to obtain exclusive, royalty-bearing licenses to the results of the research. The Company is obligated under several other cancelable agreements, including those entered into for the purpose of conducting clinical trials. The Company has obligations to fund certain marketing programs under its co-promotion agreement with BMS, including an obligation of approximately $1,200,000 in the remainder of 1996. The Company is obligated to make royalty, license fee and milestone payments under certain of its other licensing and research and development agreements, including for the remainder of 1996, payments to Lafon of $1,500,000 to maintain the license to modafinil.

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

         The Partnership granted the Company an exclusive license (the "Interim License") to manufacture and market Myotrophin within the Territory in return for certain royalty payments and a payment of approximately $16,000,000 (the ''Milestone Payment'') that is to be made if Myotrophin receives regulatory approval in the United States or certain other countries within the Territory. The Company has the option to pay the Milestone Payment in cash, common stock, or a combination thereof.

         The Company has a contractual option to purchase all of the limited partnership interests in the Partnership (the ''Purchase Option''). In order to exercise the Purchase Option, Cephalon will be required to make an advance payment of $40,275,000 in cash or, at Cephalon's election, $42,369,000 in shares of the Company's Common Stock, valued at the market price at the time the Purchase Option is exercised. The Purchase Option will become exercisable for a 45-day period commencing on the date which is the earlier of (a) the date which is the later of (i) the last day of the first month in which the Partnership shall have received Interim License payments equal to fifteen percent (15%) of the limited partners' capital contributions (excluding the Milestone Payment), and (ii) the last day of the 24th full month after the date of the Company's first commercial sale, if any, of Myotrophin within the Territory that generates a payment to the Partnership, and (b) the last day of the 48th full month after the date of such first commercial sale, if any, in the Territory. In addition to the advance payments, the exercise of the Purchase Option requires the Company to make future payments to the former limited partners for a period of eleven years after exercise at a royalty rate of 10.1% (reducing to 5.0% after a specified return is earned by the former limited partners) of Myotrophin sales in the Territory, provided that royalties on sales of Myotrophin in Europe will only be paid to the extent necessary to meet specified targets. If the Company does not exercise the Purchase Option prior to its expiration date the Interim License will terminate and all development and marketing rights to Myotrophin in the Territory would revert to the Partnership, which may commercialize Myotrophin itself or license or assign its rights to a third party. The Company would not receive any benefits from any such commercialization.

         Legal proceedings

         The Company and certain of its officers have been named as defendants in a number of civil actions filed in the U.S. District Court for the Eastern District of Pennsylvania, which have been consolidated. Although the complaints differ in some respects, they allege, in general, that the Company and the officers violated the federal securities laws by failing to disclose material information about the methods and results of the North American and European clinical studies of Myotrophin for use in treating ALS. The plaintiffs seek to maintain these actions as class actions on behalf of purchasers of the Company's securities and options to purchase or sell those securities during specified periods between June 1995 and January 19, 1996. One complaint has been amended to modify some of the allegations and to include new allegations purporting to reflect the presentations of the study results made at the public hearing on June 7, 1996, before the FDA's Peripheral and Central Nervous System Drugs Advisory Committee. The plaintiffs in the actions seek unspecified damages and other relief. The Company believes that it has meritorious defenses to the allegations of the actions filed to date and intends to vigorously defend the actions. The Company's response to the complaints as well as discovery related to the merits of the allegations in the complaints have been delayed until the lead plaintiff is selected by the court. Although, it is too early in the proceedings to predict the outcome of these actions with any certainty, based on current knowledge, the Company does not currently expect the ultimate resolution of these actions to have a material adverse effect on the Company's financial position.


4.  Stockholders' Equity
    --------------------

         At June 30, 1996, the Company had 2,870,007 stock options outstanding at exercise prices ranging from $0.15 per share to $31.00 per share, of which 1,358,285 options were exercisable, including 464,000 options exercisable at prices below $10.00 per share.

         In addition, at June 30, 1996, warrants to purchase 3,005,133 shares of the Company's common stock were outstanding as follows:

 Number of shares issuable                                        Exercise Price
 upon exercise of warrants             Exercise Period              per share
 -------------------------  -----------------------------------  --------------
        1,840,642           September 1, 1993 - August 31, 1997       $11.32
                            September 1, 1997 - August 31, 1999       $13.82
          392,700           September 1, 1994 - August 31, 1999       $13.70
           21,791           September 1, 1993 - August 31, 1999       $11.77
          750,000           February 9, 1994 - February 8, 2002       $18.50


         During the six months ended June 30, 1996, 475,815 warrants and 93,587 stock options were exercised for an aggregate exercise price of $5,556,000 and $695,000, respectively.

5.  Revenues
    --------

Related Party - Cephalon Clinical Partners, L.P.

         Under the Partnership Development Agreement, the Company is performing the development and clinical testing of Myotrophin within the Territory and was reimbursed by the Partnership for 110% of the Company's incurred costs, based upon budgetary maximums and the Partnership's available funding. For the three and six month period ended June 30, 1995, the Company recorded revenue of $2,726,000 and $3,557,000, respectively, and incurred related budgeted expense of $1,818,000 and $3,727,000 for the same period under the Partnership Development Agreement, net of warrant amortization. For the three and six month period ended June 30, 1995, the Company incurred expenses of approximately $4,300,000 and $9,000,000, respectively, for which it was not reimbursed. Late in 1995, the Partnership depleted all of its available funding and will not provide further funding of Myotrophin development costs to the Company. The January 1994 collaboration between the Company and Chiron is subject to the rights of the Partnership (see Note 6).

Revenue - Other

         Other revenues consisted primarily of the revenue recorded under the Company's collaboration agreements as follows:

                       Three months ended June 30,  Six months ended June 30,
                       ---------------------------  -------------------------
                           1996           1995          1996         1995
                           ----           ----          ----         ----
TAP Holdings.........     $1,675,000    $1,329,000    $3,003,000   $2,430,000
SmithKline Beecham...        716,000       698,000     1,422,000    1,391,000
Kyowa Hakko Kogyo....        919,000       740,000       919,000      740,000
Schering-Plough......        750,000       500,000     1,500,000      500,000
Chiron (see Note 6)..             --     8,817,000       944,000    8,817,000

         TAP Holdings

         In July 1996, the Company and TAP amended the research and development agreement of May 1994 to include additional molecules and to expand the field to include all cancers. Additionally, the level of TAP's funding for the Company's research & development efforts in 1996 was finalized.


         Schering-Plough

         In August 1996, the Company and Schering-Plough revised the terms of the May 1990 research and development agreement, as renewed in November 1995, to reduce the notice period to 90 days if Schering-Plough elects to terminate funding. In the event of such termination, Cephalon has agreed not to enter into any arrangement with a third party for research and development in the same field of activity as the agreement with SP for a period of one year following notice of termination.

6.  Research and Development
    ------------------------

         Chiron Corporation

         The Company and Chiron are jointly developing Myotrophin for the treatment of ALS and certain peripheral neuropathies. Under the collaboration, each party funded its own collaboration-related expenses through 1994. Chiron provided the Company with a revolving credit facility (the "Note") to assist the Company in funding its costs incurred. During the six months ended June 30, 1995, the Company drew down $5,274,000 against the Note and repaid $4,408,000. Also during this period, the Company received $8,817,000 from Chiron representing reimbursement of North American ALS program costs incurred by the Company in the first half of 1995.

         In September 1995, the Company and Chiron adjusted their contributions to the collaboration program to result in equal aggregate funding by each party through that date and agreed to fund equal amounts of Myotrophin program costs thereafter. For the quarter ended March 31, 1996, the equalization of program costs resulted in net revenue from Chiron of $944,000. For the quarter ended June 30, 1996, the equalization of program costs resulted in the Company recording $838,000 of expense and a corresponding liability to Chiron for estimated second quarter program costs incurred, related primarily to manufacturing activities conducted by Chiron.

         Laboratoire L. Lafon

         The license agreement with Lafon requires Cephalon to endeavor to file an NDA for Provigil(TM) (modafinil) by July 31, 1996, and provides that Cephalon will not be deemed to be in breach of that provision if Cephalon is required to submit to the FDA any preclinical data other than the data provided by Lafon, or for any other reason outside of Cephalon's control. Cephalon is collecting additional data, including preclinical data, to supplement the data provided by Lafon, which Cephalon believes is required to be included in the NDA. The Company believes that the NDA filing requirement has been postponed pending completion of this activi ty.

ITEM 2.  Management's Discussion and Analysis of Financial Condition And Results
         -----------------------------------------------------------------------
         Of Operations
         -------------

         The discussion under this caption contains, in addition to historic information, forward-looking statements about the business and financial condition of Cephalon, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in this discussion. Factors which could cause or contribute to such differences include, but are not limited to, the factors identified under the caption "Certain Risks Related to Cephalon's Business." Shareholders and potential investors are urged to consider those factors in evaluating the forward-looking statements in this Report and presented elsewhere by management from time to time.

         The following discussion also should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements on pages 1 to 7 of this Report.

         Since its inception in 1987, Cephalon has been engaged in the discovery and development of pharmaceutical products to treat neurological disorders. The Company has not received regulatory approval to market or any revenue from the sale of any product developed by the Company, and has been unprofitable since inception. As of June 30, 1996, the Company had an accumulated deficit of $136,520,000.

         The Company has funded its operations primarily from the proceeds of public and private placements of its equity securities and the receipt of payments under research and development agreements. The Company entered into a collaborative research agreement (the "Schering-Plough Agreement") with Schering-Plough Corporation ("Schering-Plough" or "SP") in May 1990. In May 1992, the Company licensed from Kyowa Hakko Kogyo Co., Ltd. ("Kyowa Hakko") a class of small molecules that the Company refers to as tyrosine kinase ("TK") modulators. In August 1992, the Company formed Cephalon Clinical Partners, L.P. (the "Partnership") and entered into agreements with the Partnership including an agreement (the "Partnership Development Agreement") for the research and development of Myotrophin(R) (rhIGF-1) in the United States, Canada and Europe (the "Territory"). In January 1993, the Company entered into a licensing agreement with Laboratoire L. Lafon ("Lafon"), in which the Company received the exclusive rights to market and sell Provigil(TM) (modafinil) in the United States, Mexico, the United Kingdom, Ireland and Japan. In June 1993, the Company entered into a collaborative research, development and commercialization agreement (the "SmithKline Beecham Agreement") with SmithKline Beecham ("SB"). In July 1993, the Company entered into an agreement (the "Kyowa Hakko Myotrophin Agreement") with Kyowa Hakko to develop and market Myotrophin in Japan. In January 1994, the Company entered into a collaboration with Chiron Corporation ("Chiron") for the development of Myotrophin and certain other compounds in the neurology field worldwide, excluding Japan and subject to the rights of the Partnership. In May 1994, the Company and TAP Holdings Inc. ("TAP") entered into a research and development and license agreement (the "TAP Agreement") to develop and commercialize specific compounds for the treatment of prostate disease in the United States. In July 1994, the Company and Bristol-Myers Squibb Company ("BMS") entered into a co-promotion agreement (the "BMS Agreement") to market the BMS proprietary product, Stadol NS(R) (butorphanol tartrate) Nasal Spray ("Stadol NS"), to neurologists in the United States. The arrangement was expanded in February 1996 to include the co-promotion of another BMS proprietary product, Serzone(R) (nefazodone hydrochloride), to neurologists in the United States.

Certain Risks Related to Cephalon's Business

         The statements under this caption are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the forward-looking statements in this Report as well as statements presented elsewhere by management of the Company. The following information is not intended to limit in any way the characterization of other statements or information in this Report as cautionary statements for such purpose.

         The Company's business of developing and marketing pharmaceutical products is subject to a number of significant risks, including those inherent in research and development activities and in conducting business in a regulated environment. The success of the Company depends to a large degree upon obtaining favorable action by the U.S. Food and Drug Administration ( the "FDA") and foreign regulatory authorities in the process of obtaining approvals to clinically test and ultimately market products currently under development by the Company. The Company has had only limited experience in preparing, filing and pursuing the applications necessary to gain such regulatory approvals. The Company's analysis of the results of its clinical studies is subject to confirmation and interpretation by regulatory authorities, whose conclusions may differ from those of the Company. In addition, there can be no assurance that any application by the Company to test or market a product will be reviewed in a timely manner, will be accepted as adequate for filing, or that approval to test or market a product will be received from the appropriate regulatory authority.

         The Company is developing Myotrophin(R) (rhIGF-1) in collaboration with Chiron Corporation for use in the treatment of ALS and other neurological indications. During 1995, the Company and Chiron announced that, based on their analysis and interpretation of data from two Phase III studies of Myotrophin in patients suffering from ALS, Myotrophin showed a beneficial effect in slowing the progression of the disease. The first such study was conducted in North America and the second study was conducted in Europe. In October 1995, the Company submitted the results of the North American study to the FDA in support of a treatment investigational new drug application ("T-IND") to permit the Company and Chiron to provide expanded access to Myotrophin by patients suffering from ALS. The T-IND process was developed by the FDA to make available promising investigational drugs with sufficient evidence of safety and effectiveness to treat patients with serious or immediately life-threatening diseases, where no comparable or satisfactory alternative therapies exist. While the FDA was reviewing that application, the Company and Chiron announced certain results of the European study, which were also supplied to the FDA. The FDA subsequently requested additional information about the European study as part of its review of the T-IND.

         In January 1996, the Company and Chiron announced that the FDA had raised concerns as to whether the data submitted and reviewed by the FDA from the European study confirm the results from the North American study. The FDA's Peripheral and Central Nervous System Drugs Advisory Committee held a public hearing on June 7, 1996 to review data for purposes of recommending to the FDA whether there was sufficient evidence to support use of Myotrophin under a T-IND. At the hearing, representatives of the FDA indicated their disagreement with the Company's various analyses of the European study, and their opinion that the study failed to support the results of the North American study. At the conclusion of the Advisory Committee hearing, the panel members unanimously recommended approval of the T-IND.

         The FDA approved the T-IND application on June 19, 1996. The FDA's approval letter noted the views of several Advisory Committee members at the hearing, including the chairman, concerning the need for an additional study to support an NDA, and invited Cephalon and Chiron to work with the Agency to develop plans for future studies. The Company continues to believe that the studies show the beneficial treatment effect of Myotrophin in ALS patients, particularly those with more rapidly progressing disease. The Company and Chiron have indicated their willingness to conduct an additional study of Myotrophin as a post-approval activity, and plan to discuss the issue of further studies and the NDA filing with the FDA.

         There can be no assurance that the FDA ultimately will grant authorization to commercialize Myotrophin in the United States on the basis of the results of the two completed studies. If the FDA were to require additional data prior to approval of Myotrophin for commercialization, whether through an additional study or further analysis of the completed studies, there can be no assurance that the Company can obtain such data at all or in a timely manner. An additional study comparable to either of the completed studies would take several years to complete. Any other type of study design would involve the testing of a new and therefore unproven hypothesis. Furthermore, there can be no assurance that Cephalon and Chiron would be willing to conduct any additional studies as a Phase III activity or that the results of any additional study, if conducted, would be positive.

         Based on the Company's review to date of the safety data from the two Phase III studies, the Company believes that Myotrophin was well-tolerated. Generally mild injection site inflammation, changes in hair growth or texture, sweating, mild knee pain, sinusitis and hip pain were observed in all study groups but occurred more frequently in Myotrophin-treated patients. Because ALS is a fatal disease, it is expected that some mortalities will occur while conducting clinical trials in ALS patients. Mortalities have occurred during the Company's Phase III studies of Myotrophin. During the double-blind portion of the European study, an imbalance in death rates was observed in the drug-treated group compared to the placebo-treated group. The Company believes those mortalities are due to the normal progression of the disease or other circumstances not attributable to Myotrophin.

FDA regulations require the reporting of all patient adverse events experienced in ongoing trials. The company plans to initiate the T-IND program for ALS patients in the near future and is continuing to furnish Myotrophin to patients who participated in the ALS studies and to patients in its Phase II program in peripheral neuropathies. There can be no assurance that adverse events will not occur and that the reporting of any such events will not result in any subsequent FDA action adverse to the company.

         The efficacy and safety data from the North American and European studies of Myotrophin have not yet been formally reviewed by any regulatory authority outside the United States. If foreign regulatory authorities do not agree with the Company's interpretation of the results from the two studies, one or more additional positive studies might be required to be completed and submitted before Myotrophin could be marketed in such territories.

         There can be no assurance that any regulatory authority will accept the North American and European studies as evidence of sufficient safety and efficacy to support marketing approval or that Myotrophin will receive marketing approval in any jurisdiction for any indication. A failure to obtain any regulatory approval for Myotrophin would seriously adversely affect the Company's business and the price of its common stock. A delay in obtaining approval to market Myotrophin would have a negative effect on the Company and its common stock because of the lost revenue during the delay and also because of competition from existing and potential products and potential limitations on reimbursement, discussed below, which could limit the volume of sales or the price of Myotrophin, resulting in lower revenues to the Company.

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

         During the first quarter of 1996, the Company announced positive results from two Phase III studies of Provigil in the treatment of the excessive daytime sleepiness associated with narcolepsy. The results of those clinical trials have not been reviewed by the FDA or any other regulatory authority. There can be no assurance that the FDA or other regulatory authorities will consider that the results generated from the Company's clinical trials demonstrate sufficient safety and efficacy data to allow the filing of an NDA to obtain marketing approval, or that, if such application is filed that any such approval could be obtained. The license agreement with Lafon requires Cephalon to endeavor to file an NDA for Provigil by July 31, 1996, and provides that Cephalon will not be deemed to be in breach of that provision if Cephalon is required to submit to the FDA any preclinical data, other than the data provided by Lafon, or for any other reason outside of Cephalon's control. Cephalon is collecting additional data, including preclinical data, to supplement the data provided by Lafon, which Cephalon believes is required to be included in the NDA. The Company believes that the NDA filing requirement has been postponed pending completion of this activity.

         Lafon has filed for marketing approval of modafinil throughout the European Union through the multi-state procedures promulgated by the Committee for Proprietary Medicinal Products ("CPMP"), which includes applications in the United Kingdom and the Republic of Ireland. As part of the CPMP review process, Lafon has received questions from the CPMP regarding its application. There can be no assurance that the questions can be answered to the satisfaction of the CPMP countries, that the application will be reviewed by the CPMP in a timely manner or that Provigil will be approved by the CPMP. Even if the CPMP approves the application, the Company will be required to obtain separate marketing authorizations from the applicable regulatory authorities in the United Kingdom and the Republic of Ireland prior to marketing Provigil in those countries. There can be no assurance that any such approvals will be obtained.

         Lafon's manufacturing facilities for the active substance used in Provigil are required to comply with all applicable FDA requirements, and are subject to FDA inspection both before and after NDA approval. There can be no assurance that the manufacturing facilities for Provigil will comply with applicable requirements.

         Lafon has licensed rights to modafinil to third parties in Canada as well as certain countries in Europe, and may license other territories to other third parties in the future. There is no contractual requirement that the licensees and Lafon coordinate their marketing activities related to modafinil. Furthermore, individual reimbursement policies in each country and applicable antitrust laws prohibit the coordination of the pricing of modafinil in various jurisdictions. The marketing activities of the other licensees, therefore, may affect the Company's marketing of Provigil in its territories.

         The results of clinical studies of Myotrophin to be conducted by the Company's licensee in Japan and the results of clinical studies of modafinil being conducted by licensees of Lafon in other countries are required to be reported by the Company to the FDA and other regulatory authorities. The reporting of the results of these other studies, if negative, could adversely affect the regulatory review of the Company's product approval applications. Negative results from trials by third parties or negative assessments from regulatory authorities would adversely affect the Company's business and the price of its common stock.

         Even if Myotrophin and Provigil are approved for commercialization, the Company can not predict at this time the potential revenues to be received from sales of Myotrophin for use in treating ALS or from sales of Provigil for use in connection with narcolepsy. ALS and narcolepsy each qualify as orphan diseases under the Orphan Drug Law, which generally means that the potential patient population for each indication is limited. Rilutek(R) (riluzole) has been approved in the U.S. and certain countries in Europe for use in treating ALS, which is now being commercialized in the United States and Europe by Rhone-Poulenc Rorer. It is not clear whether ALS patients, given the constraints of drug reimbursement programs, would be able to support both Rilutek and Myotrophin (as well as any other drugs which may be approved in the future for use in treating ALS), especially if Myotrophin has a higher price than competitive drugs. Competition for Provigil also is likely, because narcolepsy is currently treated with several drugs, all of which are available generically and have been available for a number of years.

         The major source of the Company's current revenue is derived from collaborative research and development agreements that are subject to periodic review by the respective third parties and achievement of certain milestones by the Company. There can be no assurance that any of the collaborations will continue in the future.

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

Liquidity and Capital Resources

         Cash, cash equivalents and investments at June 30, 1996 and December 31, 1995 were $155,200,000 and $178,067,000, respectively, representing 80% of total assets for each period.

         Cash equivalents and investments consisted primarily of short to intermediate term obligations of the United States government, repurchase agreements collaterallized by such obligations, short term commercial paper and short to intermediate term corporate obligations. Certain of the Company's debt and lease agreements contain covenants that obligate the Company to maintain certain minimum cash and investment balances and financial ratios, under one of which, $5,000,000 was held in a custodial account as of June 30, 1996.

         The following is a summary of selected cash flow information for the six months ended June 30:

                                              1996           1995
                                              ----           ----
Net cash used for operating activities..  $(27,650,000)  $(20,840,000)
Net cash provided by investing
 activities.............................    21,355,000     12,488,000
Net cash provided by financing
 activities.............................     5,857,000     15,291,000

                     Net cash used for operating activities

Operating cash inflows

         A summary of the major sources of receipts reflected in net cash used for operating activities for the six months ended June 30 is as follows:

                                          1996        1995
                                          ----        ----
Cephalon Clinical Partners............  $       --  $1,138,000
Bristol-Myers Squibb..................   2,032,000          --
TAP Holdings..........................   2,742,000   2,304,000
SmithKline Beecham....................   1,423,000   1,385,000
Schering-Plough.......................   1,500,000     500,000
Chiron Corporation....................   3,747,000   8,817,000

         Pursuant to the Partnership Development Agreement, the Company's share of the costs to develop Myotrophin within the Territory were reimbursed by the Partnership to the extent of the Partnership's available funds. Due to the depletion of the Partnership's available funding late in 1995, the Company has not received payments from the Partnership in 1996.

         Pursuant to the BMS Agreement, BMS makes quarterly payments to the Company based primarily on a percentage of certain product sales within the neurology market in excess of a predetermined base amount. Activity under the BMS Agreement was initiated in the fourth quarter of 1994. The payments related to the fourth quarter of 1994 and the first two quarters of 1995 were received in the third quarter of 1995. The payments received from BMS in 1996 represent payments earned in the fourth quarter of 1995 and first quarter of 1996. At June 30, 1996, $1,524,000 was receivable from BMS, representing second quarter 1996 payments earned under the co-promotion agreement.

         Under the terms of the 1994 TAP Agreement, the Company performs research and preclinical development for which it is compensated quarterly by TAP, based on a contract rate per individual assigned to the program for that quarter and reimbursement of certain external costs, all subject to annual budgetary maximums. At June 30, 1996, $1,623,000 was receivable from TAP.

         Under the terms of the June 1993 SmithKline Beecham Agreement, the Company performs research and preclinical development for which it is compensated quarterly by SB, based on a contract rate per individual assigned to the program for that quarter, and subject to annual budgetary maximums, periodic review by SB and achievement of certain milestones by the Company. At June 30, 1996, $179,000 was receivable from SB.

         Under the terms of the 1990 Schering-Plough Agreement, through May 1995, the Company received annual milestone payments from SP, generally in the second quarter, the last of which in the amount of $500,000 was received in 1995. Under the renewed agreement, effective May 1995, the Company performs research and development for which it is compensated quarterly by SP based on a contract rate per individual assigned to the program for that quarter and certain external costs, all subject to budgetary maximums, periodic review by SP and achievement of certain milestones by the Company.

         The Company and Chiron are currently developing Myotrophin for the treatment of ALS and certain peripheral neuropathies. Under the collaboration, each party funded its own collaboration-related expenses through 1994. Chiron provided the Company with a revolving credit facility (the "Note") to assist the Company in funding its costs incurred. During the six months ended June 30, 1995, the Company received $8,817,000 from Chiron representing reimbursement of North American ALS program costs incurred by the Company in the first half of 1995. In September 1995, the Company and Chiron adjusted their contributions to the collaboration program to result in equal aggregate funding by each party through that date and, agreed to fund equal amounts of Myotrophin program costs thereafter. The payments received from Chiron in 1996 represent equalization of fourth quarter 1995 and first quarter 1996 program costs incurred. At June 30, 1996, $838,000 was payable to Chiron for estimated second quarter 1996 costs incurred.

Outlook

         Effective late in 1995, the Partnership depleted all of its available funds and therefore, the Company will not receive further payments from the Partnership for the development of Myotrophin, although expenses associated with Myotrophin development will continue. The Company expects to receive payments under the BMS Agreement in 1996, but does not expect receipts to be in excess of related expenses incurred. The agreement with SP calls for payments in 1996 to approximate payments received in 1995. Payments in 1996 under the TAP and SB agreements are budgeted to approximate 1995 levels. The continuation of the research funding under the agreements with TAP, SB and SP, during 1996 and thereafter, are subject to the achievement of certain development milestones and periodic review by those companies. Under the collaboration with Chiron, the Company expects receipts in 1996 to be substantially less than 1995. The Company may be required to continue to make payments to Chiron depending on the relative costs incurred by the two companies in the development and commercialization of Myotrophin.

Operating cash outflows

         Net cash used for operating activities increased in the first six months of 1996 as compared to the same 1995 period reflecting increases in the funding of expenses due primarily to an increase in selling, general and administrative expenses. The increase in the funding of selling, general and administrative expenses is due primarily to the costs associated with the Company's sales and marketing activities, including pre-marketing efforts in support of the products in development, increases in other external costs and a 22% increase in staffing levels. Funding for research and development expenses was relatively even in the 1996 period as compared to the 1995 period as decreases in funding clinical trials due to the completion of the double-blind portion of clinical studies of Myotrophin and modafinil were offset by an 8% staff increase and increases in the funding of expenses associated with the production of clinical supplies of Myotrophin at the Company's manufacturing facility.

Outlook

         The Company expects to continue substantial spending on research and development.

         The costs to develop modafinil are expected to continue to be significant in 1996, even though the double-blind portion of the clinical studies have concluded, due to the cost of conducting data analyses, the expected continuation of open label extensions of those studies and preparations for the filing of an NDA. Additionally, the Company expects to pay $1,500,000 in the third quarter of 1996 to Lafon to maintain the license to modafinil. The overall funding of the modafinil program will be assessed as the analyses of the results of the clinical trials are further evaluated and are discussed with regulatory authorities (see "Certain Risks Related to Cephalon's Business").

         The costs to develop Myotrophin are expected to continue to be significant during the remainder of 1996 due to the cost of conducting continuing data analyses, continuing open label extensions of two Phase III ALS clinical studies, preparations for potential filings with regulatory authorities and continuation of a Phase II clinical program to test the potential utility of Myotrophin in the treatment of peripheral neuropathies. In addition, substantial funding will be required for the planned T-IND in ALS patients in the U.S., an expanded access program in Europe or additional clinical studies in ALS patients. The Company has decreased the level of operations required at its Beltsville manufacturing facility as the collaboration's requirements of Myotrophin are expected to be provided by Chiron. The Company is considering various alternatives that would allow it to defray the costs of operating and maintaining its Beltsville facility. There is no assurance the Company will find any such alternatives. The Company may also seek to acquire additional interests in the Partnership and may incur significant costs to acquire such interests. In addition, if Myotrophin receives regulatory approval in certain countries within the Territory, the Company will pay to the Partnership a milestone payment of approximately $16,000,000 in cash, common stock or a combination thereof. The amount the Company spends in 1996 on its Myotrophin programs depends to a great degree on the results of discussions with regulatory authorities (see "Certain Risks Related to Cephalon's Business").

         The Company also expects to incur significant expenses under the collaborations with SB, TAP and SP, which may exceed payments received under the related agreements, as well as significant costs in its other development programs.

         The actual costs to develop Myotrophin, modafinil, and other potential therapeutic products are subject to a number of uncertainties which could greatly influence the level and timing of development costs, including among other items, the duration, size, and expense of the required preclinical and clinical testing, costs of manufacturing clinical supplies, the level and timing of patient enrollment and the expense of any filing for regulatory approval.

         Pursuant to the BMS Agreement the Company is obligated to fund, in the remainder of 1996, $1,200,000 of promotional and support activities targeting neurologists. Additionally, the Company has begun to expand its selling, general and administrative activities in the United States and Europe. The Company will assess the degree of expansion required in the selling, general and administrative area as the Company evaluates the progress of the Myotrophin and modafinil programs. There can be no assurance that the Company will receive marketing approval for any of its product candidates under development or that the funds expended if the Company expands these areas, will be recovered in the future by sales, if any, of such products (see "Certain Risks Related to Cephalon's Business").

Operating cash requirements outlook

         Net cash used for operating activities is expected to continue to increase in the remainder of 1996 as compared to 1995 principally due to decreases in payments the Company expects to receive under its collaboration agreements, including the Chiron agreement and the Partnership Development Agreement and, as further described above, operating cash outflows are expected to increase in 1996.

                   Net cash provided by investment activities

         A summary of net cash provided by investment activities for the six months ended June 30 is as follows:

                                                     1996          1995
                                                     ----          ----
Purchases of property and equipment............  $(1,074,000)  $(12,336,000)
Sale leaseback of property and equipment.......           --        237,000
Sales and maturities (purchases) of
 investments, net..............................   22,429,000     24,587,000
                                                 -----------   ------------
Net cash provided by investment
 activities....................................  $21,355,000   $ 12,488,000
                                                 ===========   ============

         Purchases of property and equipment decreased in 1996 as compared to the same period in 1995 because the 1995 period includes the March 1995 purchase of the two buildings currently housing the Company's administrative offices and research facilities in West Chester, Pennsylvania and a third adjacent 49,000 square foot building, for a total purchase price of $11,000,000.

         The Company may incur additional capital expenditures in 1996 as it continues to assess its facility and equipment requirements.

         Sales and maturities (purchases) of investments, net represent the investment of cash generated primarily from the Company's financing activities, net of cash used to fund operations and other investing activities.

                   Net cash provided by  financing activities

         A summary of cash provided by financing activities for the six months ended June 30 is as follows:

                                                   1996          1995
                                                   ----          ----
Proceeds from exercise of common stock
 options and warrants........................  $ 7,402,000   $   305,000
Principal payments on long-term debt.........   (1,945,000)   (6,087,000)
Proceeds from long-term debt.................      400,000    21,073,000
                                               -----------   -----------
Net cash provided by financing
 activities..................................  $ 5,857,000   $15,291,000
                                               ===========   ===========

         During the six months ended June 30, 1996, the Company received cash from the exercise of 558,113 warrants and 102,563 stock options in the amount of $6,518,000 and $884,000, respectively. The extent and timing of future warrant and option exercises, if any, are primarily dependent upon the market price of the Company's common stock and general financial market conditions, as well as the exercise prices and expiration dates of the warrants and options.

         Proceeds from long-term debt in the 1995 period include $15,799,000 borrowed to finance the West Chester building purchase. The building purchase was financed through the assumption of a $6,900,000 first mortgage and from mortgage loans provided by the Commonwealth of Pennsylvania (the "State Funding") in the amount of $11,600,000. The State Funding includes a 2% interest rate that is subject to increase if the Company fails to hire a specified number of new employees in Chester County, Pennsylvania by the end of 1999. The Company borrowed an additional $400,000 in State Funding in June 1996 and the remaining $2,700,000, held in escrow, is earmarked to fund future improvements. The Company also drew $5,274,000 in the 1995 period against the Note provided by Chiron to fund collaboration-related expenses.

                         Commitments and contingencies

         Leases

         The Company leases certain of its offices, automobiles, manufacturing facilities and equipment under operating leases. The Company's future annual minimum payments under the facilities and equipment leases are approximately $1,700,000 for the remainder of 1996, $3,400,000 in each of the years 1997 to 1998, $550,000 in 1999, $425,000 in 2000 and $50,000 in 2001.

         Other

         The Company maintains agreements to fund research at a number of educational and scientific institutions. These agreements are generally renewable on an annual basis and provide the Company with the right to obtain exclusive, royalty-bearing licenses to the results of the research. The Company is obligated under several other cancelable agreements, including those entered into for the purpose of conducting clinical trials. The Company has obligations to fund certain marketing programs under its co-promotion agreement with BMS, including an obligation of approximately $1,200,000 in the remainder of 1996. The Company is obligated to make royalty, license fee and milestone payments under certain of its other licensing and research and development agreements, including for the remainder of 1996, payments to Lafon of $1,500,000 to maintain the license to modafinil.

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

         The Partnership granted the Company an exclusive license (the "Interim License") to manufacture and market Myotrophin within the Territory in return for certain royalty payments and a payment of approximately $16,000,000 (the "Milestone Payment") that is to be made if Myotrophin receives regulatory approval in the United

States or certain other countries within the Territory. The Company has the option to pay the Milestone Payment in cash, common stock, or a combination thereof.

         The Company has a contractual option to purchase all of the limited partnership interests in the Partnership (the ''Purchase Option''). In order to exercise the Purchase Option, Cephalon will be required to make an advance payment of $40,275,000 in cash or, at Cephalon's election, $42,369,000 in shares of the Company's Common Stock, valued at the market price at the time the Purchase Option is exercised. The Purchase Option will become exercisable for a 45-day period commencing on the date which is the earlier of (a) the date which is the later of (i) the last day of the first month in which the Partnership shall have received Interim License payments equal to fifteen percent (15%) of the limited partners' capital contributions (excluding the Milestone Payment), and (ii) the last day of the 24th full month after the date of the Company's first commercial sale, if any, of Myotrophin within the Territory that generates a payment to the Partnership, and (b) the last day of the 48th full month after the date of such first commercial sale, if any, in the Territory. In addition to the advance payments, the exercise of the Purchase Option requires the Company to make future payments to the former limited partners for a period of eleven years after exercise at a royalty rate of 10.1% (reducing to 5.0% after a specified return is earned by the former limited partners) of Myotrophin sales in the Territory, provided that royalties on sales of Myotrophin in Europe will only be paid to the extent necessary to meet specified targets. If the Company does not exercise the Purchase Option prior to its expiration date the Interim License will terminate and all development and marketing rights to Myotrophin in the Territory would revert to the Partnership, which may commercialize Myotrophin itself or license or assign its rights to a third party. The Company would not receive any benefits from any such commercialization.

         Legal proceedings

         The Company and certain of its officers have been named as defendants in a number of civil actions filed in the U.S. District Court for the Eastern District of Pennsylvania, which have been consolidated. Although the complaints differ in some respects, they allege, in general, that the Company and the officers violated the federal securities laws by failing to disclose material information about the methods and results of the North American and European clinical studies of Myotrophin for use in treating ALS. The plaintiffs seek to maintain these actions as class actions on behalf of purchasers of the Company's securities and options to purchase or sell those securities during specified periods between June 1995 and January 19, 1996. One complaint has been amended to modify some of the allegations and to include new allegations purporting to reflect the presentations of the study results made at the public hearing on June 7, 1996, before the FDA's Peripheral and Central Nervous System Drugs Advisory Committee. The plaintiffs in the actions seek unspecified damages and other relief. The Company believes that it has meritorious defenses to the allegations of the actions filed to date and intends to vigorously defend the actions. The Company's response to the complaints as well as discovery related to the merits of the allegations in the complaints have been delayed until the lead plaintiff is selected by the court. Although, it is too early in the proceedings to predict the outcome of these actions with any certainty, based on current knowledge, the Company does not currently expect the ultimate resolution of these actions to have a material adverse effect on the Company's financial position.

                          Funding Requirements Outlook

         The Company expects that more cash will be required to fund operations in 1996 than was required in 1995. The Company also expects to use cash to fund purchases of property and equipment and to service its long-term debt.

         The Company believes that its cash and investment resources are adequate to fund its anticipated level of cash requirements for a period in excess of one year. However, the Company's funding requirements may change due to numerous factors including, but not limited to, the results of the Company's ongoing clinical trials and other research and development programs, the expansion of research and development and administrative facilities, technological advances and competition and regulatory requirements (see "Certain Risks Related to Cephalon's Business"). Additionally, the Company may seek to acquire some or all of the partnership interests in the Partnership or may seek to acquire other entities, additional technologies, product candidates or products.

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

Results of Operations

         This section should be read in conjunction with the more detailed discussion under "Liquidity and Capital Resources."

         A summary of revenues and expenses for the six months ended June 30 is as follows:

                                                                     % change
                                            1996         1995      1996 vs. 1995
                                            ----         ----      -------------
Revenues...............................  $ 7,788,000  $ 17,541,00      (56)%
Research and development expenses......   30,540,000   30,393,000       --
Selling, general and administrative
 expenses..............................   11,763,000    6,288,000       87
Interest income, net...................    2,677,000    2,577,000        4

         The decrease in revenues in the 1996 period from the 1995 period primarily resulted from decreases in revenue recognized under the Chiron collaboration and the Partnership Development Agreement. The decrease was partially offset by increases in revenue recognized in the 1996 period under the agreements with TAP and SP.

         In August 1995, the Partnership collected the final limited partner subscription installment payments. The Company will not recognize revenue from the Partnership under the Partnership Development Agreement in 1996. The Company and Chiron are to share equally in collaboration-related costs in 1996. The Company expects revenues under the Chiron collaboration in 1996 to be substantially less than 1995 and, depending on the relative costs incurred by the two companies, the Company may incur expenses from payments made to Chiron. Under the BMS Agreement, the Company will only recognize revenue upon the attainment of sales levels in excess of the base amount specified in the agreement, which, if attained, is expected to occur in the latter half of 1996. Revenues to be recognized in 1996 under the agreements with TAP, SB and SP are expected to approximate 1995 levels. Revenues recognized under the supply agreement with Kyowa are expected to continue in 1996 as the Company makes shipments of Myotrophin to Kyowa to supply clinical trials in Japan.

         Research and development expenses in the 1996 period as compared to the 1995 period were relatively even due to an 8% increase in staffing levels in the 1996 period that were offset by decreases in the costs associated with conducting clinical trials of Myotrophin and modafinil, due to the completion of the double-blind portion of those studies.

         The significant increase in the selling, general and administrative area in the 1996 period as compared to the same 1995 period is attributable to the sales and marketing activities to co-promote Stadol NS and Serzone with BMS and pre-marketing of other products in development, and increased staffing levels, compensation and other external expenses in the administrative area.

Summary of Results of Operations

         The Company expects that revenues will be substantially less in 1996 than in 1995 due primarily to the reduction in revenues from the Chiron collaboration and the Partnership. A substantial portion of the Company's revenues are derived from collaboration agreements with TAP, SB and SP, the continuation of which is subject to periodic review and achievement of certain milestones. The Company expects that it will continue to incur significant research and development costs which may increase in 1996 and also expects its selling, general and administrative costs to increase as it continues to further expand its marketing efforts. The costs to be incurred by the Company depend to a large degree on the results of regulatory actions with respect to Myotrophin, Provigil and other product programs. In summary, the Company expects its loss in 1996 will be larger than losses incurred in prior years.

         The Company does not believe that inflation has had a material impact on the results of its operations since inception.

                                 Loss Per Share

         Options, restricted stock grants and warrants outstanding have been excluded from the per share calculations, because their inclusion would be antidilutive. At June 30, 1996, the Company had approximately 2,870,007 options outstanding under its stock option plan with exercise prices ranging from $0.15 to $31.00 per share. As further described in the Notes to the Consolidated Financial Statements, at June 30, 1996, warrants to purchase 3,005,133 shares of common stock were exercisable with prices ranging from $11.32 to $18.50, with various exercise periods through February 2002.

PART II - OTHER  INFORMATION
- ----------------------------

Item 4.  Submission of Matters to a Vote of Security-Holders:

The following was voted upon at the annual meeting of stockholders of Cephalon, Inc., held in Malvern, Pennsylvania on May 7, 1996:

I.  On the election of the following persons as directors:

                                     NUMBER OF VOTES
                              ------------------------------
                                   FOR            WITHHELD
                                   ---            --------
Dr. Frank Baldino, Jr.          20,460,289         220,475
William P. Egan                 20,460,289         220,475
Dr. Robert J. Feeney            20,460,289         220,475
Martyn D. Greenacre             20,460,289         220,475
Kevin E. Moley                  20,460,289         220,475
Bruce A. Peacock                20,460,289         220,475
Dr. Horst Witzel                20,460,289         220,475

II. To approve the increase in the number of authorized shares of the Company's Common Stock from 40 million to 100 million:

             NUMBER OF VOTES
- ----------------------------------------
   FOR           AGAINST      ABSTAIN
   ---           -------      -------
15,709,311      4,938,541     32,912

Broker no-vote:  0

III.  To approve the amendment to the Company's Stock Option Plan:

             NUMBER OF VOTES
- ----------------------------------------
   FOR           AGAINST      ABSTAIN
   ---           -------      -------
14,614,478      4,559,184     55,344

Broker no-vote:  1,451,758

Item 6.  Exhibits and Reports on Form 8-K

              (a)  Exhibits:  None

              (b)  Reports on Form 8-K:

                   During the quarter ended June 30, 1996, the Registrant filed Current Reports on Form 8-K for the following events:

                   (i) On April 16, 1996, Cephalon and its partner, Chiron Corporation, announced that the two companies will submit to the U.S. Food and Drug Administration, a New Drug Application to market Myotrophin (R) (rhIGF-1) for the treatment of amyotrophic lateral sclerosis in the United States.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CEPHALON, INC.
                                    (Registrant)



August 13, 1996             By  /s/ Frank Baldino, Jr., Ph.D.
                               ---------------------------------
                                    Frank Baldino, Jr., Ph.D.
                                    President, Chief Executive Officer
                                    and Director
                                    (Principal executive officer)




                            By  /s/ J. Kevin Buchi
                               -----------------------------------
                                    J. Kevin Buchi
                                    Senior Vice President, Finance and Chief
                                    Financial Officer
                                    (Principal financial and accounting officer)