Form 10-Q
period 1996-09-30
CEPHALON INC
filed 1996-11-14
CIK 873364

                      SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Quarterly Period Ended September 30, 1996
                                       ------------------

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Transition Period from  ______________ to _______________

Commission File Number      0-19119
                      ------------------


                                CEPHALON, INC.
                           -----------------------
            (Exact Name of Registrant as Specified in its Charter)


             Delaware                                      23-2484489
     -----------------------                           ------------------
(State Other Jurisdiction of                  (I.R.S. Employer Identification
 Incorporation or Organization)                Number)

145 Brandywine Parkway,  West Chester,  PA                  19380
------------------------------------------             ----------------
 (Address of Principal Executive Offices)                (Zip Code)


    Registrant's Telephone Number, Including Area Code     (610) 344-0200
                                                       ---------------------


                               Not Applicable
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes ___X___  No _______

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                         Outstanding as of November 8, 1996
     --------------                     ----------------------------------
Common Stock, par value $.01              24,516,757 Shares


This Report Includes a Total of 23 Pages

                        CEPHALON, INC. and SUBSIDIARIES
                        -------------------------------



                                     INDEX
                                     -----


                                                            Page No.
                                                            --------

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements


             Consolidated Balance Sheets -                     1
             September 30, 1996 and
             December 31, 1995

             Consolidated Statements of                        2
             Operations - Three and nine months
             ended September 30, 1996 and 1995

             Consolidated Statements of                        3
             Cash Flows - Nine months ended
             September 30, 1996 and 1995

             Notes to Consolidated                             4 - 8
             Financial Statements

     Item 2. Management's Discussion and                       9 - 21
             Analysis of Financial Condition
             and Results of Operations

PART II - OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                  22

SIGNATURES                                                     23

Part 1 - Financial Information
------------------------------

Item 1. Financial Statements

                        CEPHALON, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Unaudited)

                                                                                              September 30,         December 31,
                                                                                                  1996                  1995
                                                                                            ----------------      ----------------
                                                 ASSETS
                                                 ------
CURRENT ASSETS:
   Cash and cash equivalents ($4,375,000 and $6,250,000 in custodial account) (Note 2)      $      8,006,000      $      6,565,000
   Short-term investments (Note 2)                                                               136,691,000           171,502,000
   Other                                                                                           5,807,000            10,415,000
                                                                                            ----------------      ----------------
        Total current assets                                                                     150,504,000           188,482,000

PROPERTY AND EQUIPMENT, net  of accumulated
  depreciation and amortization of $12,541,000 and $9,652,000                                     28,591,000            30,002,000

OTHER                                                                                              1,269,000             2,846,000
                                                                                            ----------------      ----------------
                                                                                              $  180,364,000        $  221,330,000
                                                                                            ================      ================

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                      ------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                                                         $      2,058,000      $      4,379,000
   Accrued expenses (Note 3)                                                                      12,795,000            10,116,000
   Current portion of long-term debt                                                               3,983,000             3,907,000
                                                                                            ----------------      ----------------
        Total current liabilities                                                                 18,836,000            18,402,000

LONG-TERM DEBT                                                                                    19,163,000            21,668,000
OTHER                                                                                              1,620,000             1,055,000
                                                                                            ----------------      ----------------
        Total liabilities                                                                         39,619,000            41,125,000
                                                                                            ----------------      ----------------
COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY:  (Note 5)
   Preferred stock, $.01 par value,
     5,000,000 shares authorized, none issued                                                           --                    --
  Common stock, $.01 par value, 100,000,000 and 40,000,000 shares authorized,
     24,475,751 and 23,837,204 shares issued and outstanding                                         245,000               238,000
  Additional paid-in capital                                                                     293,581,000           284,649,000
  Accumulated deficit                                                                           (153,081,000)         (104,682,000)
                                                                                            ----------------      ----------------
        Total stockholders' equity                                                               140,745,000           180,205,000
                                                                                            ----------------      ----------------
                                                                                              $  180,364,000        $  221,330,000
                                                                                            ================      ================

  The accompanying notes are an integral part of these financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)

                                                      Three Months Ended                             Nine Months Ended
                                                         September 30,                                 September 30,
                                            --------------------------------------        ---------------------------------------
                                                    1996                  1995                   1996                   1995
                                            ----------------      ----------------        ----------------      -----------------
REVENUES (Note 6):
     Related party                            $           --        $   1,678,000           $           --        $   5,235,000
     Other                                        3,619,000            17,492,000              11,407,000            31,476,000
                                            ----------------      ----------------        ----------------      ----------------
                                                  3,619,000            19,170,000              11,407,000            36,711,000

OPERATING EXPENSES (Notes 6 and 7):
     Research and development                    15,161,000            23,922,000              45,701,000            54,315,000
     Selling, general and administrative          6,765,000             4,461,000              18,528,000            10,749,000
                                            ----------------      ----------------        ----------------      ----------------
                                                 21,926,000            28,383,000              64,229,000            65,064,000


LOSS FROM OPERATIONS                            (18,307,000)           (9,213,000)            (52,822,000)          (28,353,000)

INTEREST:
     Income                                       2,304,000             5,677,000               6,168,000             9,636,000
     Expense                                       (558,000)           (1,086,000)             (1,745,000)           (2,468,000)
                                            ----------------      ----------------        ----------------      ----------------
                                                  1,746,000             4,591,000               4,423,000             7,168,000

                                            ----------------      ----------------        ----------------      ----------------
LOSS                                         $  (16,561,000)        $  (4,622,000)         $  (48,399,000)       $  (21,185,000)
                                            ================      ================        ================      ================

LOSS PER SHARE                               $        (0.68)        $       (0.22)         $        (2.00)       $        (1.10)
                                            ================      ================        ================      ================


WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                          24,437,777            20,780,565              24,248,996            19,287,749
                                            ================      ================        ================      ================


  The accompanying notes are an integral part of these financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                          ----------------------------------
                                                                               1996               1995
                                                                          ---------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Loss                                                                  $  (48,399,000)    $  (21,185,000)
     Adjustments to reconcile loss to net cash
     used for operating activities:
          Depreciation and amortization                                         2,889,000          4,876,000
          (Increase) decrease in operating assets:
               Other current assets                                             3,639,000         (3,951,000)
               Other long-term assets                                            (102,000)           131,000
          Increase (decrease) in operating liabilities:
               Accounts payable                                                (2,321,000)           516,000
               Accrued expenses                                                 4,466,000          3,100,000
               Other long-term liabilities                                        565,000             68,000
                                                                          ---------------     --------------

               Net cash used for operating activities                         (39,263,000)       (16,445,000)
                                                                          ---------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Repayments from related party                                                     --          4,435,000
     Purchases of property and equipment                                       (1,588,000)       (16,078,000)
     Sale leaseback of property and equipment                                          --            237,000
     Sales and maturities (purchases) of investments, net                      34,811,000        (63,568,000)
                                                                          ---------------     --------------

               Net cash provided by (used for) investing activities            33,223,000        (74,974,000)
                                                                          ---------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock and warrants                                   --         84,245,000
     Proceeds from exercise of common stock options and warrants                8,231,000          6,373,000
     Principal payments on long-term debt                                      (2,829,000)       (16,461,000)
     Proceeds from long-term debt                                               2,079,000         21,073,000
                                                                          ---------------     --------------

               Net cash provided by financing activities                        7,481,000         95,230,000
                                                                          ---------------     --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       1,441,000          3,811,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  6,565,000         11,063,000
                                                                          ---------------     --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $     8,006,000     $   14,874,000
                                                                          ===============     ==============

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

        The Company's business of developing and marketing pharmaceutical products is subject to a number of significant risks, including risks inherent in research and development activities and in conducting business in a highly regulated environment. The success of the Company depends to a large degree upon obtaining FDA and foreign regulatory approval to market products currently under development. There can be no assurance that any of the Company's product candidates will be approved by any regulatory authority for marketing in any jurisdiction, or if approved, that such products can be marketed profitably.

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


2.  Cash, Cash Equivalents and Investments
    --------------------------------------

        Cash, cash equivalents and investments are valued at market as of the indicated dates and were as follows:

                                          September 30, 1996  December 31, 1995
                                          ------------------  -----------------
     Cash and cash equivalents...........       $  8,006,000       $  6,565,000
     Repurchase agreements collateralized
       by U.S. Treasury securities.......          3,034,000         23,126,000
     U.S. Treasury bills and notes.......        120,127,000        140,966,000
     Corporate obligations...............         13,530,000          7,410,000
                                                ------------       ------------
                                                $144,697,000       $178,067,000
                                                ============       ============

        The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

3.  Accrued Expenses
    ----------------

        Accrued expenses consisted of the following:

                                          September 30, 1996  December 31, 1995
                                          ------------------  -----------------
Accrued compensation and benefits.......         $ 2,967,000        $   501,000
Accrued professional fees...............           1,445,000            894,000
Accrued clinical trial fees and related
 expenses...............................           2,607,000          5,021,000
Accrued license fees and royalties......                  --          1,633,000
Accrued co-promotion expenses...........              95,000            605,000
Deferred revenue........................           4,335,000            500,000
Other accrued expenses..................           1,346,000            962,000
                                                 -----------        -----------
                                                 $12,795,000        $10,116,000
                                                 ===========        ===========

4.  Commitments and Contingencies
    -----------------------------

        Leases
        The Company leases certain of its offices, automobiles and equipment under operating leases. The Company's future annual minimum payments under these leases are approximately $331,000 for the remainder of 1996, $271,000, $258,000 and $142,000 in 1997, 1998 and 1999, respectively. The above payments have been adjusted to reflect the transfer of certain lease obligations to the purchaser of the assets of the Company's Beltsville, Maryland pilot-scale manufacturing facility (the "Beltsville Facility") (See Note 8).

        Other
        The Company maintains a number of agreements to fund research by third parties. These agreements are generally renewable on an annual basis and provide the Company with the right to obtain royalty-bearing licenses to the results of the research. The Company is obligated under several other cancelable agreements, including those entered into for the purpose of conducting clinical trials. The Company has obligations to fund certain marketing programs under its co-promotion agreement with BMS, including an obligation of approximately $810,000 in the remainder of 1996. The Company is obligated to make royalty, license fee and milestone payments under certain of its licensing and research and development agreements.

        Related party

        In 1992, the Company entered into a research and development agreement (the "Partnership Development Agreement") with Cephalon Clinical Partners, L.P. (the "Partnership") under which the Company granted the Partnership an exclusive license in the United States, Canada and Europe (''the Territory'') to certain technology, principally MYOTROPHIN(R) (recombinant human IGF-1; "rhIGF-1"), and received a non-refundable license fee of $500,000. The Partnership depleted its available funds late in 1995 and the Company has agreed to fund the development of MYOTROPHIN (rhIGF-1) in the Territory under certain circumstances (see Note
6).

        The Partnership granted the Company an exclusive license (the "Interim License") to manufacture and market MYOTROPHIN (rhIGF-1) within the Territory in return for certain royalty payments and a payment of approximately $16,000,000 (the ''Milestone Payment'') that is to be made if MYOTROPHIN (rhIGF-1) receives regulatory approval in the United States or certain other countries within the Territory. The Company has the option to pay the Milestone Payment in cash, common stock, or a combination thereof.

        The Company has a contractual option to purchase all of the limited partnership interests in the Partnership (the ''Purchase Option''). To exercise the Purchase Option, Cephalon will be required to make an advance payment of $40,275,000 in cash or, at Cephalon's election, $42,369,000 in shares of the Company's Common Stock, valued at the market price at the time the Purchase Option is exercised. The Purchase Option will become exercisable for a 45-day period commencing on the date which is the earlier of (a) the date which is the later of (i) the last day of the first month in which the Partnership shall have received Interim License payments equal to fifteen percent (15%) of the limited partners' capital contributions (excluding the Milestone Payment), and (ii) the last day of the 24th full month after the date of the Company's first commercial sale, if any, of MYOTROPHIN (rhIGF-1) within the Territory that generates a payment to the Partnership, and (b) the last day of the 48th full month after the date of such first commercial sale, if any, in the Territory. In addition to the advance payment, the exercise of the Purchase Option requires the Company to make future payments to the former limited partners for a period of eleven years after exercise at a royalty rate of 10.1% (reducing to 5.0% after a specified return is earned by the former limited partners) of MYOTROPHIN sales in the Territory, provided that royalties on sales of MYOTROPHIN (rhIGF-1) in Europe will only be paid to the extent necessary to meet specified sales targets. If the Company does not exercise the Purchase Option prior to its expiration date the Interim License will terminate and all development and marketing rights to MYOTROPHIN (rhIGF-1) in the Territory would revert to the Partnership, which may commercialize MYOTROPHIN (rhIGF-1) itself or license or assign its rights to a third party. The Company would not receive any benefits from any such commercialization.

        Legal proceedings

        The Company and certain of its officers have been named as defendants in a number of civil actions filed in the U.S. District Court for the Eastern District of Pennsylvania, which have been consolidated. Several of the plaintiffs, at the request of their respective counsel, have been designated, collectively, as the "lead plaintiff" by the Court for purposes of the Private Securities Litigation Reform Act of 1995. The consolidated complaint filed in October 1996 by the lead plaintiffs extended and expanded the class period to include purchasers of the Company's securities and options to purchase or sell those securities during the period between June 12, 1995 and June 7, 1996. Plaintiffs allege, based in part on statements and opinions expressed at the June 7, 1996 meeting of an FDA advisory committee, that earlier statements by the Company about the North American and European trial results were misleading. The plaintiffs seek unspecified damages and other relief. Discovery related to the merits of the allegations in the complaint has been postponed until the Company responds to the complaint. The Company intends to vigorously defend the actions. However, management is evaluating the new complaint, and it is too early in the proceedings to predict the outcome of these actions with any certainty.


5.  Stockholders' Equity
    --------------------

        At September 30, 1996, the Company had 2,910,157 stock options outstanding at exercise prices ranging from $0.15 per share to $31.00 per share, of which 1,420,726 options were exercisable, including 463,000 options exercisable at prices below $10.00 per share.

        In addition, at September 30, 1996, warrants to purchase 2,959,620 shares of the Company's common stock were outstanding, as follows:

 Number of shares issuable                                        Exercise Price
 upon exercise of warrants             Exercise Period              per share
---------------------------  -----------------------------------  --------------
     1,801,017               September 1, 1993 - August 31, 1997          $11.32
                             September 1, 1997 - August 31, 1999          $13.82
      387,900                September 1, 1994 - August 31, 1999          $13.70
       20,703                September 1, 1993 - August 31, 1999          $11.77
      750,000                February 9, 1994 - February 8, 2002          $18.50


        During the nine months ended September 30, 1996, 521,328 warrants and 102,587 stock options were exercised for an aggregate exercise price of $6,083,000 and $787,000, respectively.


6.  Revenues
    --------

Related Party - Cephalon Clinical Partners, L.P.

        Under the Partnership Development Agreement, the Company is performing the development and clinical testing of MYOTROPHIN (rhIGF-1) within the Territory and was reimbursed by the Partnership for 110% of the Company's incurred costs, based upon budgetary maximums and the Partnership's available funding.

        For the three and nine month period ended September 30, 1995, the Company recorded revenue of $1,678,000 and $5,235,000, respectively, and incurred related budgeted expense of $1,773,000 and $5,500,000 for the same period under the Partnership Development Agreement, net of warrant amortization. For the three and nine month period ended September 30, 1995, the Company incurred expenses of approximately $7,080,000 and $16,415,000, respectively, for which it was not reimbursed. Also in August 1995, the Company purchased 67 limited partnership interests in the Partnership at a cost of $3,350,000. The cost of the acquisition was charged to research and development expense in the third quarter of 1995.

        Late in 1995, the Partnership depleted all of its available funding and will not provide further funding of MYOTROPHIN development costs to the Company. The amount of additional funding required for further development will be determined by the Partnership's general partner in advance of each quarter, and each quarter, the Company will have the right, but not the obligation, to contribute such funds (see Note 4). The January 1994 collaboration between the Company and Chiron is subject to the rights of the Partnership (see Note 7).

Revenue - Other

        Other revenues consisted primarily of the revenue recorded under the Company's collaboration agreements as follows:

                                   Three months ended September 30,  Nine months ended September 30,
                                   --------------------------------  -------------------------------
                                              1996             1995            1996             1995
                                   ---------------  ---------------  --------------  ---------------
Bristol-Meyers Squibb............       $       --      $   500,000      $       --      $   500,000
TAP Holdings.....................        1,472,000        1,323,000       4,475,000        3,753,000
SmithKline Beecham...............          716,000          698,000       2,138,000        2,089,000
Kyowa Hakko Kogyo................          681,000          569,000       1,600,000        1,309,000
Schering-Plough..................          750,000               --       2,250,000          500,000
Chiron (see Note 7)..............               --       14,112,000         944,000       22,929,000

        Schering-Plough

        In August 1996, the Company and Schering-Plough revised the terms of the May 1990 research and development agreement, as renewed in November 1995, to reduce the notice period to 90 days if Schering-Plough elects to terminate funding. In the event of such termination, Cephalon has agreed not to enter into any arrangement with a third party for research and development in the same field of activity for a period of one year following notice of termination.


7.  Research and Development
    ------------------------

        Chiron Corporation

        The Company and Chiron are jointly developing MYOTROPHIN (rhIGF-1) for the treatment of ALS and certain peripheral neuropathies. Under the collaboration, each party funded its own collaboration-related expenses through 1994. Chiron provided the Company with a revolving credit facility (the "Note") to assist the Company in funding its costs incurred. During the nine months ended September 30, 1995, the Company drew down $5,274,000 against the Note and repaid in full the outstanding balance of $13,882,000 and related interest of $315,000. In September 1995, the Company and Chiron adjusted their contributions to the collaboration program to result in equal aggregate funding by each party through that date and agreed to fund equal amounts of MYOTROPHIN program costs thereafter. As a result of this equalization, the Company received $22,929,000 from Chiron representing reimbursement of the Company's prior costs incurred for the peripheral neuropathy and European ALS programs and payment to equalize the companies' funding of the North American ALS program costs incurred by the Company through September 1995. The Company also received interest on the reimbursement payments in the amount of $2,051,000.

        For the quarter ended March 31, 1996, the equalization of program costs resulted in net revenue from Chiron of $944,000. For the quarters ended June 30, 1996 and September 30, 1996, the equalization of program costs resulted in the Company recording $838,000 and $249,000, respectively, of expense and a corresponding liability to Chiron for estimated second and third quarter program costs incurred, related primarily to manufacturing activities conducted by Chiron.

        Laboratoire L. Lafon

        The license agreement with Lafon requires Cephalon to endeavor to file an NDA for PROVIGIL(R) (modafinil) by July 31, 1996, but provides that Cephalon will not be deemed to be in breach of that provision if Cephalon is required to submit to the FDA any preclinical data other than the data provided by Lafon, or for any other reason outside of Cephalon's control. Cephalon is collecting additional data, including preclinical data, to supplement the data provided by Lafon, which Cephalon believes is required to be included in the NDA. The Company believes that the NDA filing requirement has been postponed pending completion of this activity. In each of the nine months ended September 30, 1996 and 1995, the Company paid $1,633,000 to Lafon to maintain the license to modafinil.


8.  Subsequent Event
    ----------------

        Sale of the Beltsville Facility- In November 1996, the Company sold the assets of its Beltsville, Maryland pilot-scale manufacturing facility for a total purchase price of approximately $24,900,000. In the transaction, the Company received approximately $17,200,000 and transferred approximately $7,700,000 of equipment lease obligations to the purchaser. The Company has agreed to provide indemnification to the purchaser under the purchase agreement in certain circumstances (see Note 4).

ITEM 2.  Management's Discussion and Analysis of Financial Condition And Results
         -----------------------------------------------------------------------
Of Operations
-------------

        The discussion under this caption (particularly the text under the captions "Outlook") contains, in addition to historic information, forward-looking statements about the business and financial condition of Cephalon, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in this discussion. Factors which could cause or contribute to such differences include, but are not limited to, the factors identified under the caption "Certain Risks Related to Cephalon's Business." Shareholders and potential investors are urged to consider those factors in evaluating the forward-looking statements in this Report and presented elsewhere by management from time to time.

        The following discussion also should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements on pages 1 to 8 of this Report.

        Since its inception in 1987, Cephalon has been engaged in the discovery and development of pharmaceutical products, primarily for the treatment of neurological disorders. The Company has not received regulatory approval to market or any revenue from the sale of, any product developed by the Company and has been unprofitable since inception. As of September 30, 1996, the Company had an accumulated deficit of $153,081,000.

        The Company has funded its operations primarily from the proceeds of public and private placements of its equity securities and the receipt of payments under research and development agreements. The Company entered into a collaborative research agreement (the "Schering-Plough Agreement") with Schering-Plough Corporation ("Schering-Plough" or "SP") in May 1990. In May 1992, the Company licensed from Kyowa Hakko Kogyo Co., Ltd. ("Kyowa Hakko") a class of small molecules that the Company refers to as tyrosine kinase ("TK") modulators. In August 1992, the Company formed Cephalon Clinical Partners, L.P. (the "Partnership") and entered into agreements with the Partnership including an agreement (the "Partnership Development Agreement") for the research and development of MYOTROPHIN(R) (recombinant human IGF-1; "rhIGF-1") in the United States, Canada and Europe (the "Territory"). In January 1993, the Company entered into a licensing agreement with Laboratoire L. Lafon ("Lafon"), in which the Company received the exclusive rights to market and sell PROVIGIL(R) (modafinil) in the United States, Mexico, the United Kingdom, Ireland and Japan. In June 1993, the Company entered into a collaborative research, development and commercialization agreement (the "SmithKline Beecham Agreement") with SmithKline Beecham ("SB"). In July 1993, the Company entered into an agreement (the "Kyowa Hakko Myotrophin Agreement") with Kyowa Hakko to develop and market MYOTROPHIN (rhIGF-1) in Japan. In January 1994, the Company entered into a collaboration with Chiron Corporation ("Chiron") for the development of MYOTROPHIN (rhIGF-1) and certain other compounds in the neurology field worldwide, excluding Japan and subject to the rights of the Partnership. In May 1994, the Company and TAP Holdings Inc. ("TAP") entered into a research and development and license agreement (the "TAP Agreement") to develop and commercialize specific compounds for the treatment of prostate disease in the United States. In July 1994, the Company and Bristol-Myers Squibb Company ("BMS") entered into a co-promotion agreement (the "BMS Agreement") to market the BMS proprietary product, Stadol NS(R) (butorphanol tartrate) Nasal Spray ("Stadol NS"), to neurologists in the United States. The arrangement was expanded in February 1996 to include the co-promotion of another BMS proprietary product, Serzone(R) (nefazodone hydrochloride), to neurologists in the United States.

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

        The Company's business of developing and marketing pharmaceutical products is subject to a number of significant risks, including those inherent in pharmaceutical research and development activities and in conducting business in a regulated environment. The success of the Company depends to a large degree upon obtaining favorable action and approvals by the U.S. Food and Drug Administration ( the "FDA") and foreign regulatory authorities to clinically test and ultimately market products currently under development by the Company. The Company has had only limited experience in preparing, filing and pursuing the applications necessary to gain such regulatory approvals. The Company's analysis of the results of its clinical studies is subject to confirmation and interpretation by regulatory authorities, whose conclusions may differ from those of the Company. There can be no assurance that any regulatory authority will review any Company application to test or market a product in a timely manner, will accept any application as adequate for filing, or will grant approval to test or market any product.

Late-Stage Products
-------------------

        The Company is developing MYOTROPHIN (rhIGF-1) in collaboration with Chiron Corporation for use in the treatment of ALS and other neurological indications. During 1995, the Company and Chiron announced that, based on their analysis and interpretation of data from two Phase III studies of MYOTROPHIN (rhIGF-1) in patients suffering from ALS, MYOTROPHIN (rhIGF-1) showed a beneficial effect in slowing the progression of the disease. The first such study was conducted in North America and the second study was conducted in Europe. In October 1995, the Company submitted the results of the North American study to the FDA in support of a treatment investigational new drug application ("T-IND") to permit the Company and Chiron to provide expanded access to MYOTROPHIN (rhIGF-1) by patients suffering from ALS. The T-IND process was developed by the FDA to make available promising investigational drugs with sufficient evidence of safety and effectiveness to treat patients with serious or immediately life-threatening diseases, where no comparable or satisfactory alternative therapies exist. While the FDA was reviewing that application, the Company and Chiron announced certain results of the European study, which were also supplied to the FDA. The FDA subsequently requested additional information about the European study as part of its review of the T-IND.

        In January 1996, the Company and Chiron announced that the FDA had raised concerns as to whether the data submitted and reviewed by the FDA from the European study confirm the results from the North American study. The FDA's Peripheral and Central Nervous System Drugs Advisory Committee held a public hearing on June 7, 1996 to review data for purposes of recommending to the FDA whether there was sufficient evidence to support use of MYOTROPHIN (rhIGF-1) under a T-IND. At the hearing, representatives of the FDA indicated their disagreement with the Company's various analyses of the European study and their opinion that the study failed to support the results of the North American study. At the conclusion of the Advisory Committee hearing, the panel members unanimously recommended approval of the T-IND.

        The FDA approved the T-IND application on June 19, 1996. The FDA's approval letter noted the views of several Advisory Committee members expressed at the hearing, including the chairman, concerning the need for an additional study to support an NDA, and invited Cephalon and Chiron to work with the Agency to develop plans for future studies. The Company continues to believe that the two completed studies show the beneficial treatment effect of MYOTROPHIN (rhIGF-1) in ALS patients, particularly those with more rapidly progressing disease. However, the Company and Chiron have indicated their willingness to conduct an additional study of MYOTROPHIN (rhIGF-1) as a post-approval activity, and plan to initiate in the near future a study of MYOTROPHIN (rhIGF-1) in combination with Rilutek(R) (riluzole), a drug approved by the FDA for use in treating ALS. The companies are currently completing the NDA for filing with the FDA as soon as possible.

        There can be no assurance that the FDA ultimately will approve MYOTROPHIN (rhIGF-1) on the basis of the results of the two completed studies. If the FDA were to require additional data to support approval of MYOTROPHIN (rhIGF-1), there can be no assurance that the Company and Chiron would be willing to conduct the planned study or any other additional study as a pre-approval activity. Furthermore, even if an additional study were conducted, the results may not be sufficient to support FDA approval. A new study also would be costly and would take several years to complete.

        Based on the Company's review to date of the safety data from the two Phase III studies, the Company believes that MYOTROPHIN (rhIGF-1) was well-tolerated. Generally mild injection site inflammation, changes in hair growth or texture, sweating, mild knee pain, sinusitis and hip pain were observed in all study groups but occurred more frequently in MYOTROPHIN-treated patients. Because ALS is a fatal disease, it is expected that some mortalities will occur while conducting clinical trials in ALS patients. Mortalities have occurred during the Company's Phase III studies of MYOTROPHIN (rhIGF-1). During the double-blind portion of the European study, an imbalance in death rates was observed in the drug-treated group compared to the placebo-treated group. The Company believes those mortalities are due to the normal progression of the disease or other circumstances not attributable to MYOTROPHIN (rhIGF-1). FDA regulations require the reporting of all patient adverse events experienced in ongoing trials. The Company plans to initiate the T-IND program for ALS patients in the near future and is continuing to furnish MYOTROPHIN (rhIGF-1) to patients who participated in the ALS studies and to patients in its Phase II program in peripheral neuropathies. There can be no assurance that adverse events will not occur and that the reporting of any such events will not result in any subsequent FDA action adverse to the Company.

        The efficacy and safety data from the North American and European studies of MYOTROPHIN (rhIGF-1) have not yet been formally reviewed by any regulatory authority outside the United States. If foreign regulatory authorities do not agree with the Company's interpretation of the results from the two studies, one or more additional positive studies might be required to be completed and submitted before MYOTROPHIN (rhIGF-1) could be marketed in such territories.

        There can be no assurance that any regulatory authority will accept the North American and European studies as evidence of sufficient safety and efficacy to support marketing approval or that MYOTROPHIN (rhIGF-1) will receive marketing approval in any jurisdiction for any indication. A failure to obtain any regulatory approval for MYOTROPHIN (rhIGF-1) would seriously adversely affect the Company's business and the price of its common stock. A delay in obtaining approval to market MYOTROPHIN (rhIGF-1) would have a negative effect on the Company and its common stock because of the lost revenue during the delay and because of reduced revenues resulting from competition from other products and potential limitations on reimbursement, discussed below.

        Cephalon recently sold its pilot-scale manufacturing facility for rhIGF-1 and will rely on Chiron for all of its manufacturing requirements for rhIGF-1 (except for commercial supplies of rhIGF-1 for Japan, as to which supply arrangements have not been established). Cephalon and Chiron expect that MYOTROPHIN (rhIGF-1) will be produced at Chiron's Vacaville, California facility, which was recently completed. There can be no assurance that Chiron will be able to produce adequate quantities of MYOTROPHIN (rhIGF-1) at that facility or that such production will be cost-effective. The Company and Chiron also will be required to demonstrate that the material produced from the Chiron facility is equivalent to the material used in the ALS clinical trials. Although the companies believe that the material is equivalent, if bioequivalence can not be demonstrated to the satisfaction of regulatory authorities, regulatory approval of MYOTROPHIN (rhIGF-1) could be delayed. If for any reason Chiron does not or can not produce IGF-1 for use in the collaboration, Cephalon does not believe that an alternative source of supply could be obtained readily, and therefore a disruption of supply could result before an alternative supply arrangement was established.

        The manufacturing facilities used to produce MYOTROPHIN (rhIGF-1) are required to comply with all applicable regulatory requirements, including Good Manufacturing Practices, and are subject to inspection by regulatory authorities to determine compliance with those requirements. There can be no assurance that the manufacturing facilities for MYOTROPHIN (rhIGF-1) will comply with applicable requirements.

        During the first quarter of 1996, the Company announced positive results from two Phase III studies of PROVIGIL (modafinil) in the treatment of the excessive daytime sleepiness associated with narcolepsy. The results of those clinical trials have not been reviewed by the FDA or any other regulatory authority. There can be no assurance that the FDA or other regulatory authorities will consider that the results generated from the Company's clinical trials demonstrate sufficient safety and efficacy to allow the filing of an NDA to obtain marketing approval, or that, if such application is filed that any such approval could be obtained. The license agreement with Lafon requires Cephalon to endeavor to file an NDA for PROVIGIL (modafinil) by July 31, 1996, but provides that Cephalon will not be deemed to be in breach of that provision if Cephalon is required to submit to the FDA any preclinical data other than the data provided by Lafon, or for any other reason outside of Cephalon's control. Cephalon is collecting additional data, including preclinical data, which Cephalon believes is required to be included in the NDA, to supplement the data provided by Lafon. The Company believes that the NDA filing requirement has been postponed pending completion of this activity.

        Lafon has filed for marketing approval of modafinil throughout the European Union through the multi-state procedures promulgated by the Committee for Proprietary Medicinal Products ("CPMP"), which includes applications in the United Kingdom and the Republic of Ireland, territories included in Cephalon's license from Lafon. As part of the CPMP review process, Lafon has received questions from the CPMP regarding its application. The CPMP hearing on Lafon's application is expected to occur in December 1996. There can be no assurance that the questions can be answered to the satisfaction of the CPMP member countries, that the application will be reviewed by the CPMP in a timely manner, or that modafinil will be approved by the CPMP. Even if the CPMP approves the application, the Company will be required to obtain separate marketing authorizations from the applicable regulatory authorities in the United Kingdom and the Republic of Ireland prior to marketing PROVIGIL (modafinil) in those countries. The Company expects that the national applications will be accompanied by requests to vary the CPMP application with respect to certain manufacturing procedures and other matters. There can be no assurance that any such approvals will be obtained at all or in a timely manner. The Company is in the process of establishing a sales force in the U.K. and Ireland to sell PROVIGIL (modafinil). Any delays in accomplishing these activities could delay launch of the product, if it is approved.

        The third party manufacturing facilities for the PROVIGIL-active substance and finished tablets are required to comply with all applicable FDA requirements, and are subject to FDA inspection both before and after NDA approval. There can be no assurance that the manufacturing facilities for PROVIGIL materials and tablets will comply with applicable requirements.

        Lafon has licensed rights to modafinil to third parties in Canada as well as certain countries in Europe, and may license other territories to other third parties in the future. There is no contractual requirement that the licensees and Lafon coordinate their marketing activities related to modafinil. Furthermore, individual reimbursement policies in each country and applicable antitrust laws prohibit the coordination of the pricing of modafinil in various jurisdictions. The marketing activities of the other licensees, therefore, may affect the Company's marketing of PROVIGIL (modafinil) in its territories.

        The results of clinical studies of MYOTROPHIN (rhIGF-1) to be conducted by the Company's licensee in Japan and the results of clinical studies of modafinil being conducted by licensees of Lafon in other countries are required to be reported by the Company to the FDA and other regulatory authorities. The reporting of the results of these other studies, if negative, could adversely affect the regulatory review of the Company's product approval applications. Negative results from trials by third parties or negative assessments from regulatory authorities would adversely affect the Company's business and the price of its common stock.

        Even if MYOTROPHIN (rhIGF-1) and PROVIGIL (modafinil) are approved for commercialization, the Company can not predict at this time the potential revenues to be received from sales of MYOTROPHIN (rhIGF-1) for use in treating ALS or from sales of PROVIGIL (modafinil) for use in connection with narcolepsy. ALS and narcolepsy each qualify as orphan diseases under the Orphan Drug Law, which generally means that the potential patient population for each indication is limited. Rilutek (riluzole) is being commercialized in the United States and Europe by Rhone-Poulenc Rorer for use in treating ALS. It is not clear whether ALS patients, given the constraints of drug reimbursement programs, would be able to support both Rilutek and MYOTROPHIN (rhIGF-1) (as well as any other drugs which may be approved in the future for use in treating ALS), especially if MYOTROPHIN (rhIGF-1) has a higher price than competitive drugs. Competition for PROVIGIL (modafinil) also is likely, because narcolepsy is currently treated with several drugs, all of which are available generically and have been available for a number of years.

Other
-----

        The Company recently announced that TAP has begun a Phase I clinical study of a compound being developed by both companies for the treatment of various cancers, including prostate cancer. The objective of the multi-center study is to examine the drug's pharmacokinetic and safety profile in patients with advanced cancer. Because the compound has never been tested in humans, the risk of safety problems is unknown. There can be no assurance that the compound will prove to be safe in humans, or that it will show any therapeutic benefit.

        The major source of the Company's current revenue is derived from collaborative research and development agreements that are subject to periodic review by the respective third parties and achievement of certain milestones by the Company. There can be no assurance that any of the collaborations will continue in the future.

        The Company's business is subject to additional significant risks including, but not limited to, the need to obtain additional funds to support its research, development and commercialization efforts, the Company's dependence on collaborative partners and third party suppliers and other manufacturing uncertainties, the Company's relative inexperience in marketing and distributing commercial products, uncertainties associated with obtaining and enforcing its patents and uncertainties associated with the patent rights of others, uncertainties regarding government reforms and of product pricing and reimbursement levels, technological change and competition from companies and institutions developing products for the same indications as the Company's product candidates, the product liability risks associated with being the manufacturer or seller of pharmaceutical products, and reliance by the Company on key personnel.

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

Liquidity and Capital Resources

        Cash, cash equivalents and investments at September 30, 1996 and December 31, 1995 were $144,697,000 and $178,067,000, respectively, representing 80% of total assets for each period.

        Cash equivalents and investments consisted primarily of short to intermediate term obligations of the United States government, repurchase agreements collateralized by such obligations, and short to intermediate term corporate obligations. Certain of the Company's debt and lease agreements contain covenants that obligate the Company to maintain certain minimum cash and investment balances and financial ratios, under one of which, $4,375,000 was held in a custodial account as of September 30, 1996.

        The following is a summary of selected cash flow information for the nine months ended September 30:

                                              1996           1995
                                          -------------  -------------
Net cash used for operating activities..  $(39,263,000)  $(16,445,000)
Net cash provided by (used for)
 investing activities...................    33,223,000    (74,974,000)
Net cash provided by financing
 activities.............................     7,481,000     95,230,000

                     Net cash used for operating activities

Operating cash inflows

        A summary of the major sources of receipts reflected in net cash used for operating activities for the nine months ended September 30 is as follows:

                                 1996        1995
                              ----------  -----------
Cephalon Clinical Partners..  $       --  $ 4,155,000
Bristol-Myers Squibb........   3,557,000    2,032,000
TAP Holdings................   4,365,000    3,477,000
SmithKline Beecham..........   2,138,000    2,083,000
Schering-Plough.............   2,250,000      500,000
Chiron......................   3,747,000   22,929,000

        Pursuant to the Partnership Development Agreement, the Company's share of the costs to develop MYOTROPHIN (rhIGF-1) within the Territory were reimbursed by the Partnership to the extent of the Partnership's available funds. Due to the depletion of the Partnership's available funding late in 1995, the Company has not received payments from the Partnership in 1996.

        Pursuant to the BMS Agreement, BMS makes quarterly payments to the Company based primarily on a percentage of certain product sales within the neurology market in excess of a predetermined base amount. Activity under the BMS Agreement was initiated in the fourth quarter of 1994. The payments related to the fourth quarter of 1994 and the first two quarters of 1995 were received in the third quarter of 1995. The payments received from BMS in 1996 represent payments earned in the fourth quarter of 1995 and the first two quarters of 1996. At September 30, 1996, $1,309,000 was receivable from BMS, representing third quarter 1996 payments earned under the co-promotion agreement.

        Under the terms of the May 1994 TAP Agreement, the Company performs research and preclinical development for which it is compensated quarterly by TAP, based on a contract rate per individual assigned to the program for that quarter and reimbursement of certain external costs, all subject to annual budgetary maximums. At September 30, 1996, $1,472,000 was receivable from TAP.

        Under the terms of the June 1993 SmithKline Beecham Agreement, the Company performs research and preclinical development for which it is compensated quarterly by SB, based on a contract rate per individual assigned to the program for that quarter, and subject to annual budgetary maximums, periodic review by SB and achievement of certain milestones by the Company. At September 30, 1996, $179,000 was receivable from SB.

        Under the terms of the May 1990 Schering-Plough Agreement, through May 1995, the Company received annual milestone payments from SP, generally in the second quarter, the last of which in the amount of $500,000 was received in 1995. Under the renewed agreement, effective May 1995, the Company performs research and development for which it is compensated quarterly by SP based on a contract rate per individual assigned to the program for that quarter and reimbursement of certain external costs, all subject to budgetary maximums, periodic review by SP and achievement of certain milestones by the Company.

        The Company and Chiron are jointly developing MYOTROPHIN (rhIGF-1) for the treatment of ALS and certain peripheral neuropathies. Under the collaboration, each party funded its own collaboration-related expenses through 1994. Chiron provided the Company with a revolving credit facility (the "Note") to assist the Company in funding its costs incurred. In September 1995, the Company and Chiron adjusted their contributions to the collaboration program to result in equal aggregate funding by each party through that date and agreed to fund equal amounts of MYOTROPHIN program costs thereafter. As a result of this equalization, the Company received $22,929,000 from Chiron representing reimbursement of the Company's prior costs incurred for the peripheral neuropathy and European ALS programs and payment to equalize the companies' funding of the North American ALS program costs incurred by the Company through September 1995. The Company also received interest on the reimbursement payments in the amount of $2,051,000. The payments received from Chiron in 1996 represent equalization of fourth quarter 1995 and first quarter 1996 program costs incurred. At September 30, 1996, $249,000 was payable to Chiron for estimated third quarter 1996 costs incurred.

Outlook

        Late in 1995, the Partnership depleted all of its available funding and will not provide further funding of MYOTROPHIN development costs to the Company. The amount of additional funding required for further development will be determined by the Partnership's general partner in advance of each quarter, and each quarter, the Company will have the right, but not the obligation, to contribute such funds. The Company expects to receive payments under the BMS Agreement in 1996 comparable to the amount received in 1995, but does not expect receipts to be in excess of related expenses incurred. The Company does not expect annual payments from BMS to increase significantly from current levels and the ability to maintain the current level of payments is subject to a number of factors, including competition and regulatory actions. The agreement with SP calls for payments in 1996 to approximate payments received in 1995. Payments in 1996 under the TAP and SB agreements are budgeted to approximate 1995 levels. The continuation of the research funding under the agreements with TAP, SB and SP in the remainder of 1996 and thereafter, are subject to the achievement of certain development milestones and periodic review by those companies. Receipts in 1996 under the collaboration with Chiron will be substantially less than 1995. In future periods, receipt of payments from Chiron or payments by the Company to Chiron will depend on the relative costs incurred by the two companies.

Operating cash outflows

        The funding of selling, general and administrative increased in the 1996 period as compared to the 1995 period due primarily to the costs associated with the Company's sales and marketing activities, including pre-marketing efforts in support of the products in development and a 45% increase in sales and marketing staffing levels, and increases in administrative external costs. Funding for research and development expenses decreased in the 1996 period compared to the 1995 period due primarily to decreases in funding clinical trials as the double-blind portion of clinical studies of MYOTROPHIN (rhIGF-1) and modafinil ended and because the 1995 period includes payments to former limited partners totaling $3,350,000 to acquire 67 limited partnership interests and a $1,500,000 payment to SIBIA to exercise the Company's option to reduce the royalty payable on the potential future sales of MYOTROPHIN (rhIGF-1) under the SIBIA license agreement.

Outlook

        The Company expects to continue substantial spending on research and development.

        The costs to develop MYOTROPHIN (rhIGF-1) are expected to continue to be significant during the remainder of 1996 due to the cost of conducting continuing data analyses, continuing open label extensions of two Phase III ALS clinical studies, preparations for potential filings with regulatory authorities and continuation of a

Phase II clinical program to test the potential utility of MYOTROPHIN (rhIGF-1) in the treatment of peripheral neuropathies.

        In addition, in future periods, substantial funding will be required for the MYOTROPHIN program, including the planned T-IND expanded access program in ALS patients in the U.S. and potential additional clinical studies in ALS patients. The Company may also seek to acquire additional interests in the Partnership and may incur significant costs to acquire such interests. In addition, if MYOTROPHIN (rhIGF-1) receives regulatory approval in certain countries within the Territory, the Company will pay to the Partnership a milestone payment of approximately $16,000,000 in cash, common stock or a combination thereof. The amount the Company spends in the future on its MYOTROPHIN programs depends to a great degree on the results of discussions with regulatory authorities (see "Certain Risks Related to Cephalon's Business").

        The costs to develop PROVIGIL (modafinil) are expected to continue to be significant into the fourth quarter of 1996, even though the double-blind portions of the clinical studies have concluded, due to the cost of conducting data analyses, the continuation of open label extensions of those studies and preparations for the filing of an NDA for the treatment of the excessive daytime sleepiness associated with narcolepsy. In addition, the Company is reviewing possible Phase II studies to test the use of PROVIGIL (modafinil) in treating other neurological conditions and may initiate a Phase II study in early 1997. The overall funding of the PROVIGIL program will be assessed as the analyses of the results of the clinical trials are further evaluated and are discussed with regulatory authorities (see "Certain Risks Related to Cephalon's Business").

        Pursuant to the BMS Agreement, the Company is obligated to fund $810,000 in the remainder of 1996 and $1,250,000 in 1997 for promotional and support activities targeting neurologists. The Company also expects to incur significant expenses under the collaborations with SB, TAP and SP, which may exceed payments received under the related agreements, as well as significant costs in its other development programs.

        Additionally, the Company has begun to expand its selling, general and administrative activities in the United States and Europe. The Company will assess the degree of expansion and funding required in the selling, general and administrative area as the Company evaluates the progress of potentially obtaining regulatory approvals of MYOTROPHIN (rhIGF-1) and PROVIGIL (modafinil). Similarly, the Company will assess the need to buildup inventory of MYOTROPHIN (rhIGF-1) and PROVIGIL (modafinil), and any such buildup would require substantial funding. There can be no assurance that the Company will receive marketing approval for any of its product candidates under development or that the funds expended if the Company expands these areas will be recovered in the future by sales, if any, of such products (see "Certain Risks Related to Cephalon's Business").

        The actual costs related to MYOTROPHIN (rhIGF-1), PROVIGIL (modafinil), and other potential therapeutic products are subject to a number of uncertainties which could greatly influence the level and timing of costs, including among other items, actions of regulatory authorities (see "Certain Risks Related to Cephalon's Business").

Operating cash requirements outlook

        The Company expects net cash used for operating activities to continue to be negative, the level of which depends on a number of factors, as further described above, including the continuation of payments under collaborative research and development agreements, the funding of additional clinical trials, the potential further expansion of selling, general and administrative and potential buildup of inventory of MYOTROPHIN (rhIGF-1) and PROVIGIL (modafinil).


                   Net cash provided by investment activities

        A summary of net cash provided by (used for) investment activities for the nine months ended September 30 is as follows:

                                                    1996          1995
                                                ------------  -------------
Repayments from related party.................  $        --   $  4,435,000
Purchases of property and equipment...........   (1,588,000)   (16,078,000)
Sale leaseback of property and equipment......           --        237,000
Sales and maturities (purchases) of
 investments, net.............................   34,811,000    (63,568,000)
Net cash provided by (used for)                 -----------   ------------
 investment activities........................  $33,233,000   $(74,974,000)
                                                ===========   ============

        In September 1995, the Company received the outstanding balance on the loan to the Partnership.

        Purchases of property and equipment decreased in 1996 as compared to the same period in 1995 because the 1995 period includes the March 1995 purchase of the two buildings currently housing the Company's administrative offices and research facilities in West Chester, Pennsylvania and a third adjacent 49,000 square foot building, for a total purchase price of $11,000,000.

        The Company may incur additional capital expenditures as it continues to assess its facility and equipment requirements.

        Sales and maturities (purchases) of investments, net represent the investment of cash generated primarily from the Company's financing activities, net of cash used to fund operations and other investing activities.


                   Net cash provided by financing activities

        A summary of cash provided by financing activities for the nine months ended September 30 is as follows:

                                              1996          1995
                                          ------------  -------------
Proceeds from sale of common stock and
 warrants...............................  $        --   $ 84,245,000
Proceeds from exercise of common stock
 options and warrants...................    8,231,000      6,373,000
Principal payments on long-term debt....   (2,829,000)   (16,461,000)
Proceeds from long-term debt............    2,079,000     21,073,000
                                          -----------   ------------
Net cash provided by financing
 activities.............................  $ 7,481,000   $ 95,230,000
                                          ===========   ============

        For the nine months ended September 30, 1995, the Company received aggregate net proceeds of $84,245,000 from the public offering of 3,450,000 shares of common stock and 538,310 shares of common stock issued to Kyowa Hakko in August 1995.

        During the nine months ended September 30, 1996, the Company received cash from the exercise of 607,191 warrants and 103,137 stock options in the amount of $7,082,000 and $1,149,000, respectively. The extent and timing of future warrant and option exercises, if any, are primarily dependent upon the market price of the Company's common stock and general financial market conditions, as well as the exercise prices and expiration dates of the warrants and options.

        In September 1995, the Company repaid in full $13,822,000 on the then outstanding balance of the note from Chiron.

        Proceeds from long-term debt in the 1995 period include $15,799,000 borrowed to finance the West Chester building purchase. The building purchase was financed through the assumption of a $6,900,000 first mortgage and from mortgage loans provided by the Commonwealth of Pennsylvania (the "State Funding") in the amount of $11,600,000. The State Funding includes a 2% interest rate that is subject to increase if the Company fails to hire a specified number of new employees in Chester County, Pennsylvania by the end of 1999. The Company borrowed an additional $400,000 in State Funding in June 1996 and drew down $1,679,000 of the remaining $2,700,000, held in escrow, earmarked to fund future improvements. The Company also drew $5,274,000 in the 1995 period against the Note provided by Chiron to fund collaboration-related expenses.

                         Commitments and contingencies
        Leases
        The Company leases certain of its offices, automobiles and equipment under operating leases. The Company's future annual minimum payments under these leases are approximately $331,000 for the remainder of 1996, $271,000, $258,000 and $142,000 in 1997, 1998 and 1999, respectively. The above payments have been adjusted to reflect the transfer of certain lease obligations to the purchaser of the assets of the Company's Beltsville, Maryland pilot-scale manufacturing facility (the "Beltsville Facility").

        Other
        The Company maintains a number of agreements to fund research by third parties. These agreements are generally renewable on an annual basis and provide the Company with the right to obtain royalty-bearing licenses to the results of the research. The Company is obligated under several other cancelable agreements, including those entered into for the purpose of conducting clinical trials. The Company has obligations to fund certain marketing programs under its co-promotion agreement with BMS, including an obligation of approximately $810,000 in the remainder of 1996. The Company is obligated to make royalty, license fee and milestone payments under certain of its licensing and research and development agreements.

        Related party
        In 1992, the Company entered into a research and development agreement (the "Partnership Development Agreement") with Cephalon Clinical Partners, L.P. (the "Partnership") under which the Company granted the Partnership an exclusive license in the United States, Canada and Europe ("the Territory") to certain technology, principally MYOTROPHIN (rhIGF-1), and received a non-refundable license fee of $500,000. The Partnership depleted its available funds late in 1995 and the Company has agreed to fund the development of MYOTROPHIN (rhIGF-1) in the Territory under certain circumstances.

        The Partnership granted the Company an exclusive license (the "Interim License") to manufacture and market MYOTROPHIN (rhIGF-1) within the Territory in return for certain royalty payments and a payment of approximately $16,000,000 (the "Milestone Payment") that is to be made if MYOTROPHIN (rhIGF-1) receives regulatory approval in the United States or certain other countries within the Territory. The Company has the option to pay the Milestone Payment in cash, common stock, or a combination thereof.

        The Company has a contractual option to purchase all of the limited partnership interests in the Partnership (the "Purchase Option"). To exercise the Purchase Option, Cephalon will be required to make an advance payment of $40,275,000 in cash or, at Cephalon's election, $42,369,000 in shares of the Company's Common Stock, valued at the market price at the time the Purchase Option is exercised. The Purchase Option will become exercisable for a 45-day period commencing on the date which is the earlier of (a) the date which is the later of (i) the last day of the first month in which the Partnership shall have received Interim License payments equal to fifteen percent (15%) of the limited partners' capital contributions (excluding the Milestone Payment), and (ii) the last day of the 24th full month after the date of the Company's first commercial sale, if any, of MYOTROPHIN (rhIGF-1) within the Territory that generates a payment to the Partnership, and (b) the last day of the 48th full month after the date of such first commercial sale, if any, in the Territory. In addition to the advance payment, the exercise of the Purchase Option requires the Company to make future payments to the former limited partners for a period of eleven years after exercise at a royalty rate of 10.1% (reducing to 5.0% after a specified return is earned by the former limited partners) of MYOTROPHIN sales in the Territory, provided that royalties on MYOTROPHIN sales in Europe will only be paid to the extent necessary to meet specified sales targets. If the

Company does not exercise the Purchase Option prior to its expiration date the Interim License will terminate and all development and marketing rights to MYOTROPHIN (rhIGF-1) in the Territory would revert to the Partnership, which may commercialize MYOTROPHIN (rhIGF-1) itself or license or assign its rights to a third party. The Company would not receive any benefits from any such commercialization.

        Legal proceedings

        The Company and certain of its officers have been named as defendants in a number of civil actions filed in the U.S. District Court for the Eastern District of Pennsylvania, which have been consolidated. Several of the plaintiffs, at the request of their respective counsel, have been designated, collectively, as the "lead plaintiff" by the Court for purposes of the Private Securities Litigation Reform Act of 1995. The consolidated complaint filed in October 1996 by the lead plaintiffs extended and expanded the class period to include purchasers of the Company's securities and options to purchase or sell those securities during the period between June 12, 1995 and June 7, 1996. Plaintiffs allege, based in part on statements and opinions expressed at the June 7, 1996 meeting of an FDA advisory committee, that earlier statements by the Company about the North American and European trial results were misleading. The plaintiffs seek unspecified damages and other relief. Discovery related to the merits of the allegations in the complaint has been postponed until the Company responds to the complaint. The Company intends to vigorously defend the actions. However, management is evaluating the new complaint, and it is too early in the proceedings to predict the outcome of these actions with any certainty.

                          Funding Requirements Outlook

        As described above, the Company expects to continue to use cash to fund operations. The Company also expects to use cash to fund purchases of property and equipment and to service its long-term debt.

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

Results of Operations

        This section should be read in conjunction with the more detailed discussion under "Liquidity and Capital Resources."

        A summary of revenues and expenses for the nine months ended September 30 is as follows:

                                                                     % change
                                           1996         1995      1996 vs. 1995
                                        -----------  -----------  --------------
Revenues..............................  $11,407,000  $36,711,000      (69)%
Research and development expenses.....   45,701,000   54,315,000      (16)
Selling, general and administrative
 expenses.............................   18,528,000   10,749,000       72
Interest income, net..................    4,423,000    7,168,000      (38)

        The decrease in revenues in the 1996 period from the 1995 period primarily resulted from decreases in revenue recognized under the Chiron collaboration and the Partnership Development Agreement. The decrease was partially offset by increases in revenue recognized in the 1996 period under the agreements with TAP and SP.

        In August 1995, the Partnership collected the final limited partner subscription installment payments. The Company will not recognize any further revenue from the Partnership under the Partnership Development Agreement. The Company and Chiron are to share equally in collaboration-related expenses in 1996. Revenues under the Chiron collaboration in 1996 will be substantially less than 1995 and, depending on the relative costs incurred by the two companies, the Company may continue to incur expenses for payments made to Chiron. Under the BMS Agreement, the Company will only recognize revenue upon the attainment of sales levels in excess of the base amount specified in the agreement, which, if attained, is expected to occur in the fourth quarter of 1996. Revenues to be recognized in 1996 under the agreements with TAP, SB and SP are expected to approximate 1995 levels. Revenues recognized under the supply agreement with Kyowa are expected to continue in 1996 as the Company makes shipments of MYOTROPHIN (rhIGF-1) to Kyowa to supply clinical trials in Japan.

        Research and development expenses in the 1996 period as compared to the 1995 period decreased primarily due to decreases in the costs associated with conducting clinical trials of MYOTROPHIN (rhIGF-1) and PROVIGIL (modafinil), due to the completion of the double-blind portion of those studies and because the 1995 period includes $3,350,000 in payments to acquire 67 partnership interests and $1,500,000 payment to SIBIA to reduce future royalty payments under the license agreement.

        The significant increase in the selling, general and administrative area in the 1996 period as compared to the same 1995 period is attributable to the sales and marketing activities to co-promote Stadol NS and Serzone with BMS, pre-marketing of other products in development and increased staffing levels, and compensation and other external expenses in the administrative area.

        The decrease in net interest income in the nine month period ending September 30, 1996 compared to the same 1995 period was primarily due to a one-time interest payment received from Chiron in 1995.

Results of Operations Outlook

        In the future, receipt of payments from Chiron or payments by the Company to Chiron will depend on the relative costs incurred by the two companies. A substantial portion of the Company's revenues are derived from collaboration agreements with TAP, SB and SP, the continuation of which is subject to periodic review and achievement of certain milestones. The level of revenue to be recognized under the BMS agreement is dependent upon the success of marketing the co-promotion products. The Company expects that it will continue to incur significant research and development costs and also expects its selling, general and administrative costs to increase as it continues to further expand its marketing efforts. Additionally, the Company will assess the need to buildup inventory of MYOTROPHIN (rhIGF-1) and PROVIGIL (modafinil) and would incur substantial expense if it decides to do so. The Company would also incur substantial expense related to the acquisition of additional interests in the Partnership, if the Company decides to acquire such interests. The costs to be incurred by the

Company depend to a large degree on the results of regulatory actions with respect to MYOTROPHIN, PROVIGIL and other product programs (see "Certain Risks Related to Cephalon's Business").

       The Company does not believe that inflation has had a material impact on the results of its operations since inception.

                                 Loss Per Share

        Options, restricted stock grants and warrants outstanding have been excluded from the per share calculations, because their inclusion would be antidilutive. At September 30, 1996, the Company had approximately 2,910,157 options outstanding under its stock option plan with exercise prices ranging from $0.15 to $31.00 per share. As further described in the Notes to the Consolidated Financial Statements, at September 30, 1996, warrants to purchase 2,959,620 shares of common stock were exercisable with prices ranging from $11.32 to $18.50, with various exercise periods through February 2002.

PART II - OTHER  INFORMATION
----------------------------

Item 6.  Exhibits and Reports on Form 8-K

                  (a)    Exhibits:  None

                  (b)    Reports on Form 8-K:  None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            CEPHALON, INC.
                            (Registrant)



November 14, 1996           By  /s/  Frank Baldino, Jr., Ph.D.
                               ---------------------------------
                            Frank Baldino, Jr., Ph.D.
                            President, Chief Executive Officer
                            and Director
                            (Principal executive officer)




                            By /s/  J. Kevin Buchi
                              -----------------------
                            J. Kevin Buchi
                            Senior Vice President, Finance and Chief
                            Financial Officer
                            (Principal financial and accounting officer)