Form 10-K405
period 1996-12-31
CEPHALON INC
filed 1997-03-13
CIK 873364

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------

                                    FORM 10-K

(Mark One)
[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 1996
                                       OR
[_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _________to__________

                         Commission File Number 0-19119

                                 Cephalon, Inc.
             (Exact name of registrant as specified in its charter)



                 Delaware                                       23-2484489
      (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                        Identification No.)

          145 Brandywine Parkway,
        West Chester, Pennsylvania                                  19380
 (Address of principal executive offices)                        (Zip Code)


       Registrant's telephone number, including area code: (610) 344-0200

           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each
                                                           exchange
              Title of each class                     on which registered
              -------------------                     -------------------
                     None                                   None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X]. No [_] .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $536,673,964. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the Nasdaq National Market on March 10, 1997. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than ten percent of the Common Stock of the Company.

     The number of shares of the registrant's Common Stock outstanding as of March 10, 1997 was 24,674,665.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for its 1997 annual meeting of stockholders are incorporated by reference into Part III.
================================================================================

                                    PART I

ITEM 1.   BUSINESS

     Cephalon, Inc. ("Cephalon" or the "Company") seeks to discover and develop pharmaceutical products for the treatment of neurological disorders. The Company's research and development efforts focus primarily on neurodegenerative disorders, which are characterized by the death of neurons, the specialized conducting cells of the nervous system. The Company utilizes its technical expertise in molecular biology, molecular pharmacology, biochemistry, cell biology and chemistry to develop products in four core technology areas: neurotrophic factors, protease inhibitors, signal transduction modulators and regulators of gene transcription. Cephalon believes that its multidisciplinary technology approach provides the basis for the development of a portfolio of potential products for the treatment of neurodegenerative disorders such as amyotrophic lateral sclerosis ("ALS"), peripheral neuropathies, Alzheimer's disease and stroke.

     Cephalon's business strategy includes forming alliances with other pharmaceutical companies where collaborations can provide strategic advantages in technological, financial, marketing, manufacturing and other areas. In these arrangements, the Company seeks, where appropriate, to retain the rights to co-promote or otherwise share in the marketing of products, particularly to neurologists. The Company also seeks to selectively in-license late stage compounds for development.

     The Company has established a 36-person sales organization in the United States focusing on neurologists, which is presently co-promoting two Bristol-Myers Squibb Company ("BMS") proprietary products, Stadol NS(R) (butorphanol tartrate), for the management of pain when the use of an opioid analgesic is appropriate and Serzone(R) (nefazodone hydrochloride), which is indicated for the treatment of depression.

     The Company has not received approval from any regulatory authority to market any drug candidate. Two new drug applications ("NDA") have been submitted by the Company to the Food and Drug Administration ("FDA"): one for the use of MYOTROPHIN(R) (rhIGF-I) in treating ALS, and one for the use of PROVIGIL(R) (modafinil) in treating the excessive daytime sleepiness associated with narcolepsy. Additionally, marketing applications for PROVIGIL (modafinil) are pending in the United Kingdom and the Republic of Ireland, and a marketing authorization application for MYOTROPHIN (rhIGF-I) is being prepared for filing in Europe. There can be no assurance that the applications will be approved or that the Company will successfully commercialize any of its potential products. See "Management's Discussion and Analysis--Certain Risks Related to Cephalon's Business."


Background
----------

     The central nervous system ("CNS") consists of the brain and spinal cord and is responsible for controlling a variety of physical functions as well as the processing, storage and retrieval of information. These activities are mediated by a complex network of neurons which, unlike most other cells, lose their capacity for cell division at birth. Although neurons possess a limited ability to repair themselves after sustaining an injury, they cannot regenerate. Thus, in neurodegenerative disorders, neurons that are compromised by injury or disease degenerate progressively over time until they are lost. An important consideration in the development of products to treat CNS disorders is the presence of a protective barrier known as the blood-brain barrier, which prevents the free passage of many molecules, especially large molecules such as proteins, between the bloodstream and the CNS. Unlike the CNS, the peripheral nervous system ("PNS") lies outside the brain and spinal cord and is not protected by the blood-brain barrier, thus making it feasible to treat disorders of the PNS with proteins such as neurotrophic factors.

Core Technologies
-----------------

     From its inception, the Company's research strategy has focused on exploiting the potential of neurotrophic recombinant proteins, or trophic factors, for appropriate, focused neurologic disorders (e.g. ALS) and on understanding the mechanism of trophic factor-induced neuronal survival. This understanding may allow medicinal chemical approaches toward creating novel small synthetic molecules which would cross the blood-brain barrier and mimic the action of proteins by intervening in the progression of neurodegenerative disorders. The Company's broad-based research program currently focuses on four core technology areas: neurotrophic factors, protease inhibition, signal transduction modulation and regulation of gene transcription.


     . Neurotrophic Factors. A major advance in neuroscience was the discovery of naturally-occurring proteins, referred to as neurotrophic or trophic factors, that promote the survival of neurons. Several different neurotrophic factors have been identified by the Company and others which affect the survival of different types of neurons. However, neurotrophic factors cannot cross the blood-brain barrier. The Company is focusing its development efforts in this area on disorders such as ALS and peripheral neuropathies, where the projections of the damaged neurons lie or extend outside the blood-brain barrier and are therefore accessible to trophic factors.

     . Protease Inhibition. A protease is a naturally-occurring enzyme which is responsible for the processing or cleavage of a protein. Certain proteases have been implicated in the pathogenesis of neurodegenerative disorders, either directly by causing neuronal death or indirectly by cleaving proteins into smaller peptide fragments, which may threaten the survival of neurons. The Company has developed expertise in identifying, isolating, and assaying specific types of proteases believed to be involved in certain neurodegenerative disorders. In addition, the Company's expertise in chemistry has enabled the synthesis of molecules which, in preclinical studies, specifically inhibit the action of these proteases. Although the application of this core technology can be extended to any number of proteases and disorders, the majority of the Company's efforts in this area focus on developing small molecule therapeutics that inhibit the actions of specific proteases thought to play a role in causing the neuronal damage associated with Alzheimer's disease and stroke.

      . Signal Transduction Modulation. The intracellular signal transduction pathways through which neurotrophic factors regulate the processes for survival of neurons provide novel therapeutic targets for small molecules. Initiation of the signal transduction process occurs when the protein binds to a specific receptor (a tyrosine kinase) on the surface of the neuron. Once bound, this results in activation of the tyrosine kinase which results in the phosphorylation (an activation process) of other kinases, in sequence, in the pathway. Ultimately, this signal is transmitted to the nucleus to regulate molecular processes important for survival. The Company has focused its efforts on identifying small molecules that modulate this signal transduction process.

     Small molecule modulators of signal transduction provide the opportunity to either facilitate or inhibit signal transduction events. The Company has developed an extensive proprietary library of small molecule kinase modulators with neurotrophic activity which promote the survival of neurons in cell culture on isolated neurons and in vivo in animals models where neuronal death has been induced. The Company is pursuing the development of these modulators for the treatment of Alzheimer's disease and other neurodegenerative disorders. In addition, the Company has developed a number of modulators which act as antagonists to these growth factors, inhibiting growth factor signal transduction. The Company believes that these modulators may be useful in treating certain types of cancer, such as prostate cancer, where tumor growth and development may be mediated by the excessive activity of an endogenous growth factor.

      . Regulators of Gene Transcription. To address disorders of the CNS where the neurons as well as their axonal projections lie within the blood brain barrier, the inability of systemically administered trophic factors to cross the blood brain barrier must be overcome. The Company is developing orally active small molecules which cross the blood-brain barrier and initiate transcriptional events at the genes responsible for the production of certain neurotrophic factors within the CNS. Elevating levels of neurotrophic factors in the CNS through the regulation of gene transcription may provide a way to circumvent the blood-brain barrier as a limitation on the potential of neurotrophic proteins to treat neurodegenerative disorders.

Product Development Programs
----------------------------

     The following table outlines the Company's product development programs.

-------------------------------------------------------------------------------------------------------------------
        Indication                Compound                    Status(1)(2)           Commercial Rights
-------------------------------------------------------------------------------------------------------------------
  ALS......................MYOTROPHIN (rhIGF-I)              NDA            Cephalon/Chiron/Kyowa Hakko(3)

  Peripheral Neuropathies..MYOTROPHIN (rhIGF-I)              Phase II       Cephalon/Chiron/Kyowa Hakko(3)

  Narcolepsy...............PROVIGIL (modafinil)              NDA(4)         United States
                                                                            United Kingdom, Republic of Ireland
                                                                            Mexico, Japan

  Alzheimer's Disease......Signal Transduction Modulators    Development    Cephalon/Kyowa Hakko(5)
                     ......Regulators of Gene Transcription  Development    Cephalon/Leo(6)
                     ......AP Inhibitors                     Research       Cephalon/Schering-Plough(7)

  Stroke...................Calpain Inhibitors                Research       Cephalon/SmithKline Beecham(8)

  Prostate Disease.........Signal Transduction Modulators    Phase I        Cephalon/TAP/Kyowa Hakko(9)
 --------------

       (1) "Research" includes the development of assay systems, discovery and evaluation of prototype compounds in vitro and in animals. "Development"
  includes product formulation, toxicology and additional animal testing of a lead compound. "Phase I" clinical trials involve administration of a product to a limited number of patients to assess safety and determine appropriate dosage. "Phase II" clinical trials generally involve administration of a product to a limited number of patients with a particular disorder to determine dosage, efficacy and safety. "Phase III" clinical trials generally examine the clinical efficacy and safety of a product in an expanded patient population at multiple clinical sites. "NDA" indicates that a new drug application has been filed with the FDA in the United States for the treatment of the indication listed.
       (2) There can be no assurance that the Company or its collaborators will be able to demonstrate to the FDA or any other regulatory authority that the compounds under development are sufficiently safe and efficacious to support marketing approval of any of these compounds for any indication in any market. With respect to certain of the compounds listed, see the uncertainties described under the caption "Management's Discussion and
  Analysis of Financial Condition and Results of Operations--Certain Risks
  Related to Cephalon's Business."
       (3) Cephalon and Chiron are jointly developing MYOTROPHIN (rhIGF-I) for certain neurological uses outside of Japan. Cephalon is developing
  MYOTROPHIN (rhIGF-I) in the United States and Europe for the Partnership. A
  marketing authorization application for the use of MYOTROPHIN (rhIGF-I) in the treatment of ALS is being prepared for filing in Europe. Cephalon and Kyowa
  Hakko are developing MYOTROPHIN (rhIGF-I) in Japan. See "Corporate
  Collaborations--Chiron," "Corporate Collaborations--Kyowa Hakko Kogyo Co.,
  Ltd." and "Cephalon Clinical Partners, L.P."
       (4)  Requests  for  approval to market are also  pending in the United
  Kingdom and the Republic of Ireland. See "Corporate Collaborations--
  Laboratoire L. Lafon. "
       (5)  Cephalon  has   exclusive   rights  in  the  United   States  and
  semi-exclusive rights with Kyowa Hakko in other territories. See "Corporate
  Collaborations--Kyowa Hakko Kogyo Co., Ltd."
       (6) Cephalon has exclusive rights to market and sell jointly developed products in the United  States and Mexico in the  neurological  field.  See
  "Corporate Collaborations--Leo Pharmaceutical Products, Ltd."
       (7) Schering-Plough has the exclusive right to commercialize products resulting from the collaboration; Cephalon has an option to co-promote such products with Schering-Plough in the United States. See "Corporate
  Collaborations--Schering-Plough Corporation."
       (8) SmithKline Beecham has the worldwide right to commercialize  these compounds. Cephalon has an option to co-promote products resulting from the collaboration in certain markets. See "Corporate Collaborations--SmithKline
  Beecham p.l.c."
       (9) TAP is to develop and market  certain of these  compounds  for the treatment  of prostate  disease in the United  States.  Cephalon  and Kyowa
  Hakko have  rights in other  markets.  See  "Corporate  Collaborations--TAP
  Holdings Inc." and "Corporate  Collaborations--Kyowa Hakko Kogyo Co., Ltd."
-------------------------------------------------------------------------------------------------------------------

 . Amyotrophic Lateral Sclerosis

      Amyotrophic lateral sclerosis is a fatal disorder of the nervous system characterized by the chronic, progressive degeneration of motor neurons. The term "amyotrophic" refers to the loss of lower motor neurons which project from the spinal cord to the muscle, and "lateral sclerosis" refers to the loss of upper motor neurons which project from the brain to motor neurons in the spinal cord. Although both groups of motor neurons are affected in this disease, it is the loss of the spinal (lower) motor neurons that leads to muscle weakness, muscle atrophy and, eventually, to the patient's death.

      ALS affects approximately 20,000 people in the United States. The Company believes that there is a proportionate incidence of ALS in the populations of Europe and Japan. The first symptom of ALS is muscle weakness, which progresses to muscle atrophy and loss of muscle function. The disease usually progresses over a three- to five-year period, with death usually resulting from loss of respiratory muscle control rendering the patient unable to breathe. The only currently approved therapeutic for the treatment of ALS in the United States is Rilutek(R) (riluzole), which is being marketed by Rhone-Poulenc Rorer, Inc.

      The Company is developing MYOTROPHIN (rhIGF-I) in collaboration with Chiron Corporation ("Chiron") for use in the treatment of ALS and other neurological disorders. See "Corporate Collaborations--Chiron Corporation."

      The Company, in collaboration with Chiron, recently filed an NDA with the FDA requesting that MYOTROPHIN (rhIGF-I) be approved for the treatment of ALS in the United States, and a marketing application is being prepared for filing in Europe. There can be no assurance that the FDA will ultimately approve MYOTROPHIN (rhIGF-I) for commercialization. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Risks Related to Cephalon's Business."

      Cephalon's rights to MYOTROPHIN (rhIGF-I) are subject to the terms of the license granted by Cephalon Clinical Partners, L.P. (the "Partnership"), and the rights of the Partnership to receive payments from Cephalon. See "Cephalon Clinical Partners, L.P."


 . Peripheral Neuropathies

      Peripheral neuropathies are disorders of the peripheral nervous system characterized by a degeneration of sensory and motor nerves. The disability produced by any particular neuropathy depends on the nerves affected. Sensory neuropathies are accompanied by burning sensations, imbalance, numbness and pain. Motor neuropathies are characterized by muscular weakness and motor abnormalities, including problems with coordination, movement and respiration. In the most severe cases, peripheral neuropathy may eventually lead to significant limitations in normal physical activity.

      In preclinical studies conducted by the Company and in studies conducted by others, rhIGF-I has indicated the ability to rescue motor neurons in a model of motor nerve transection and enhance functional recovery of motor neurons in traumatic nerve injury models. Further, the Company believes that, unlike other nervous system disorders, the preclinical animal models for a variety of peripheral neuropathies may be representative of the disorder in humans and may effectively predict the activity of potential human therapeutic agents. For example, animals treated with the chemotherapeutic agents vincristine, Taxol(R), or cisplatin, develop a neuropathy that appears similar to that developed by cancer patients undergoing treatment with these neurotoxic agents. Administration of rhIGF-I in these models significantly reduces the severity and in some instances completely prevents the development of neuropathy. There is currently no effective treatment for the peripheral neuropathies induced by cancer chemotherapy. The Company believes that chemotherapy-induced peripheral neuropathies affect approximately 200,000 people in the United States. Other peripheral neuropathies, such as post-polio syndrome and small fiber neuropathy, affect other patient populations. The Company has initiated a Phase II clinical program to test the potential utility of MYOTROPHIN (rhIGF-I) in the treatment of certain peripheral neuropathies.

 . Narcolepsy

     Narcolepsy is a debilitating, lifelong disorder that often originates in late childhood. Its most notable symptom is an uncontrollable propensity to fall asleep during the day. There is no cure for narcolepsy, which is estimated to affect over 125,000 people in the United States. Current therapies that treat disorder symptoms, such as amphetamine-like stimulants, are often addictive, may have undesirable side effects, and may require increasing dosages to maintain therapeutic effect.

     The Company has an exclusive license from Laboratoire L. Lafon ("Lafon") to develop, market and sell PROVIGIL (modafinil) in the United States, Mexico, the United Kingdom, the Republic of Ireland and Japan. See "Corporate
Collaborations--Laboratoire L. Lafon."

     The Company recently submitted an NDA to the FDA requesting that PROVIGIL (modafinil) be approved for the treatment of the excessive daytime sleepiness associated with narcolepsy, based on the results of two Phase III studies conducted in the United States. There can be no assurance that the FDA or other regulatory authorities will grant marketing approval. See "Management's Discussion and Analysis--Certain Risks Related to Cephalon's Business."


 . Alzheimer's Disease

     Alzheimer's disease is an intractable, chronic, and progressively incapacitating disease characterized by the presence of core neuritic plaques, neurofibrillary tangles, and gliosis in the brain which is believed to result in the observed death of several types of neurons. Patients affected with this disease become severely demented. Alzheimer's disease afflicts an estimated 5% to 10% of the population over the age of 65 or approximately four million individuals in the United States, with more than 100,000 new cases diagnosed each year. The age-dependent nature of the disorder implies that an increasing percentage of the population will be affected as the population ages. There are currently two drugs approved by the FDA for the treatment of Alzheimer's disease.

     Cephalon is utilizing three distinct scientific approaches to the discovery of therapeutics which retard or halt the neuronal death that is associated with Alzheimer's disease: signal transduction modulators, gene transcription regulators, and amyloid-protease inhibitors.

     - Signal Transduction Modulation. A variety of protein growth factors that naturally exist in the human body, including nerve growth factor ("NGF"), brain-derived neurotrophic factor and IGF-I, have been shown to promote the survival of neurons via their interaction with specific receptors (tyrosine kinases) at the cell surface of neurons. Binding of a neurotrophic protein to its receptor activates specific intracellular neuronal pathways leading to a series of intracellular events which ultimately result in neuronal survival. These pathways involve a cascade of activation and inactivation of intracellular enzymes called kinases. Modulation of this enzymatic cascade in such pathways represent a potentially novel approach to developing new drugs to treat neurodegenerative disorders. Proteins can not be effectively delivered to the CNS via non-invasive means because they are too big to effectively cross the blood-brain barrier. In collaboration with Kyowa Hakko Kogyo Co., Ltd. ("Kyowa Hakko"), Cephalon has synthesized and identified a class of novel small molecules which activate intracellular pathways for survival and/or block those involved in cellular death, but are cell- and blood-brain barrier permeable. Cephalon has identified an orally active lead molecule, CEP-1347, that prevents neuronal death in vitro and in several models of neuronal death in vivo. CEP-1347 is currently in preclinical development for use as a potential treatment for Alzheimer's disease.

         This program is being conducted under the terms of a license agreement with Kyowa Hakko which provides Cephalon with exclusive marketing rights in the United States, semi-exclusive rights in the rest of the world (excluding Japan) and an option to obtain semi-exclusive rights in Japan. See "Corporate Collaborations--Kyowa Hakko Kogyo Co., Ltd."

     - Regulators of Gene Transcription (Neurotrophic factor-enhancing small molecules). Cephalon's second approach to Alzheimer's disease is being pursued in a program to discover small molecules, referred to as regulators of gene transcription, which can be delivered via oral or parenteral routes of administration and cross the blood-brain barrier to increase the endogenous production of NGF or other neurotrophic factors. This approach, if successful, would eliminate the need to deliver neurotrophic proteins into the CNS by invasive means.

         Cephalon is pursuing a class of regulators of gene transcription which, in preclinical studies, have demonstrated the ability to enhance the endogenous expression of NGF and promote neuronal survival in regions of the brain known to be affected by Alzheimer's disease. This program is being conducted in collaboration with Leo Pharmaceutical Products, Ltd. ("Leo"). See "Corporate Collaborations--Leo Pharmaceutical Products, Ltd."

     - AP Inhibitors (Amyloid-protease inhibitors). One of the hallmarks of Alzheimer's disease is the formation in the brain of core neuritic plaques comprised predominantly of the peptide known as beta-amyloid. Beta-amyloid peptide forms when the amyloid precursor protein is cleaved by the activity of certain proteases. Beta-amyloid has been demonstrated to be neurotoxic to neurons. The Company's third program for Alzheimer's disease is based on the hypothesis that the deposition of beta-amyloid into neuritic plaques contributes to neuronal loss and the progression of Alzheimer's disease. The Company believes that an inhibitor of this protease that would prevent the formation of the neurotoxic amyloid peptide may slow or halt the progression of the disease by preventing further neuronal death and neuritic plaque formation.

         The Company has identified, and is in the process of isolating, one of the specific proteases responsible for this cleavage. The Company believes that inhibitors of this protease may represent important therapeutic leads directed at the underlying pathogenesis of Alzheimer's disease. This research program was funded through March 1997 under a collaboration agreement with Schering-Plough Corporation ("SP"). See "Corporate Collaborations--Schering-Plough Corporation."


 . Stroke

     Each year, approximately 400,000 people in the United States suffer from the neuronal damage induced by stroke, resulting in approximately 150,000 deaths. Current treatments show limited usefulness in reducing the degree of neuronal damage caused by stroke.

     Stroke, or cerebral ischemia, results from an interruption of blood flow to the brain. The resulting deprivation of blood flow is an acute, life-threatening event that causes brain damage due to neuronal death, often resulting in paralysis or loss of functions such as memory and speech. The neuronal death resulting from this initial insult triggers a series of events, mediated by a number of inter- and intracellular factors including intracellular proteases, potentially leading to damage to other neurons. The Company's research efforts focus on developing inhibitors of calpain, an intracellular protease activated as a consequence of stroke and ischemic injury. Cephalon believes that such calpain inhibitors may mitigate the effects of stroke and also might have beneficial effects in other neurodegenerative disorders. The Company has synthesized novel, specific inhibitors of calpain under a program being conducted in collaboration with SmithKline Beecham p.l.c. ("SB"). See "Corporate Collaborations--SmithKline Beecham p.l.c."

 . Prostate Disease

     Prostate cancer is the most common form of cancer in men and the second leading cause of cancer death in men. The Company believes that more than 1,000,000 men in the U.S. may be afflicted with prostate cancer. Current therapy includes surgery to remove the cancer and treatment with anti-androgen agents such as leuprolide. Of particular clinical relevance, if these treatments fail and the tumor becomes androgen-refractory, there are no effective treatments and death usually results.

     The Company believes that its small molecule technology has potential application in disorders outside the neurology area. The Company has identified certain molecules which modulate signal transduction by blocking (antagonizing) the action of certain growth factors. The Company believes these inhibitors may be useful in treating certain diseases such as prostate cancer, where tumor growth and development may be mediated by an uncontrolled activation of the endogenous growth factor. This approach has been demonstrated by the Company to be active against androgen-refractory tumors in preclinical models.

     Cephalon and TAP Holdings Inc. ("TAP") entered into a license and research and development agreement in May 1994 to develop signal transduction modulators for the treatment of prostate cancer and benign prostatic hypertrophy in the United States. TAP has begun a Phase I clinical study of a compound being developed in collaboration with the Company for the treatment of various cancers, including prostate cancer. The objective of the multi-center study is to examine the drug's pharmacokinetic and safety profile in patients with advanced cancer. See "Corporate Collaborations--TAP Holdings Inc."


Sales and Marketing
-------------------

     The Company has established a sales force in the United States which initially is being used to co-promote Stadol NS and Serzone, approved products of BMS, to neurologists in the United States. The co-promotion agreements expire at the end of 1998 unless BMS and Cephalon elect to renew the arrangements. Cephalon does not have a sales, marketing or distribution organization outside the United States. The Company is in the process of establishing a sales and marketing capability focusing on neurology in certain countries in Europe. The Company's agreement with Lafon requires the Company to commence sales and marketing activities within three months after receiving approval to market PROVIGIL (modafinil) in the United Kingdom and the Republic of Ireland. If the Company fails to initiate such activities within the specified time frame, its license could be terminated by Lafon in the applicable country. Cephalon may choose to augment any of its own sales efforts through sales and marketing arrangements with other pharmaceutical companies.

     Under the collaborative agreement with Chiron, the Company believes that the existing Chiron distribution infrastructure will be used for MYOTROPHIN (rhIGF-I). The Company is evaluating alternatives for the distribution of its other product candidates.


Corporate Collaborations
------------------------

     Cephalon's business strategy includes forming alliances with other pharmaceutical companies where collaborations can provide strategic advantages in technological, financial, marketing, manufacturing or other areas. In these arrangements, the Company seeks, where appropriate, to retain the rights to co-promote or otherwise share in the marketing of products, particularly to neurologists. The Company also seeks to selectively in-license late stage compounds for development. To date, the Company has entered into the following corporate collaborations.

     . Leo Pharmaceutical Products, Ltd.

     In November 1996, the Company and Leo entered into a two-year, renewable agreement to collaborate in the development of regulators of gene transcription for potential use in the treatment of neurological disorders.

     Under this agreement, Cephalon and Leo will utilize Cephalon's proprietary technology to evaluate molecules synthesized by Leo. The companies intend to jointly develop selected products and will share the cost of development. Leo is responsible for the cost of Phase I studies, Cephalon is responsible for the cost of Phase II, and the two companies will share equally in the cost of Phase
III. Cephalon will have the exclusive rights to market and sell these jointly developed products in the United States and Mexico in the neurological field, and will pay Leo a portion of net sales as a royalty and for supply of product. Cephalon will receive a royalty from Leo's net sales of jointly developed products in other territories. A lead molecule has been identified for development as a potential treatment for Alzheimer's disease.


      . Bristol-Myers Squibb Company

      In July 1994, the Company and BMS entered into a co-promotion agreement under which Cephalon markets Stadol NSR (butorphanol tartrate) to neurologists in the United States. Stadol NS, which received U.S. marketing approval from the FDA in 1992, is indicated for the management of pain when the use of an opioid analgesic is appropriate. In February 1996, the Company and BMS entered into a new arrangement for Cephalon to co-promote to neurologists Serzone(R) (nefazodone hydrochloride), a treatment for depression which received U.S. marketing approval in 1995.

      The co-promotion agreements expire at the end of 1998 unless BMS and Cephalon elect to renew the arrangements. Under the agreements, Cephalon receives compensation based primarily on the percentage of certain prescriptions written by neurologists in excess of a predetermined base amount. Cephalon is required to make a specified number of sales calls on neurologists. The Company also is obligated to fund certain neurology-focused promotional activities.


      . TAP Holdings Inc.

     In May 1994, the Company and TAP entered into a licensing and research and development collaboration to develop and commercialize certain compounds for the treatment of prostate disease in the United States. The compounds belong to a family of inhibitors from the Company's signal transduction modulator program. In July 1996, the Company and TAP amended the research and development agreement to include additional molecules and to expand the field to include all cancers.

     Under the terms of the agreement, the Company is to perform research and preclinical development of these compounds for which it is compensated quarterly by TAP, based on a contract rate per individual assigned to the program for that quarter and reimbursement of certain external costs, all subject to annual budgetary maximums. The research under the agreement may be extended for one-year periods. TAP may terminate the research under the agreement upon 90 days' prior written notice at the end of any extension period.

     TAP is responsible for conducting and funding all U.S. clinical trials and additional activities for regulatory submissions for U.S. marketing approval. The agreement provides for TAP to make milestone payments upon the achievement of specific events and to purchase commercial supplies of product from Cephalon at a price equal to a fixed percentage of sales plus royalties on product sales.

     In connection with the collaboration, TAP purchased 1,225,532 shares of common stock for $14,400,000 in May 1994.

     . Chiron Corporation

     Since January 1994, the Company and Chiron have collaborated in the development of MYOTROPHIN (rhIGF-I) in the neurological field, for commercialization in all countries of the world other than Japan. Under the agreement, Chiron contributed its intellectual property rights within the neurology field related to certain compounds, including rhIGF-I. The Company contributed certain patent rights related to MYOTROPHIN (rhIGF-I), subject to the rights of the Partnership. See "Cephalon Clinical Partners, L.P."

     The Company and Chiron have established joint committees to develop and oversee the clinical and marketing strategies and budgets for compounds to be developed under the collaboration. The collaboration is currently developing MYOTROPHIN (rhIGF-I) for the treatment of ALS and certain peripheral neuropathies. The costs of the program are shared equally by the two companies.

     Profits and losses from the marketing of MYOTROPHIN (rhIGF-I) for the treatment of ALS and certain peripheral neuropathies in North America, the countries of the European Community and certain other European countries ("Western Europe") generally will be shared equally by the Company and Chiron. In addition, the Company will receive a royalty on sales of MYOTROPHIN (rhIGF-I), if any, in Western Europe to treat ALS. Chiron is to market the products in the collaboration's territory outside of North America and Western Europe, in return for royalties to the collaboration, which also will be shared equally by the Company and Chiron.

     The collaboration may be terminated by either party if there is no reasonable basis for developing any of the collaboration's compounds. If the Company is the non-terminating party, it may continue to license the technology or require Chiron to supply product on a "cost plus" basis for a certain period of time. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Risks Related to Cephalon's Business." In addition to customary termination events such as breach by the other party, the agreement also is subject to termination if Cephalon does not exercise the Purchase Option. See "Cephalon Clinical Partners, L.P."

     Under the collaboration, Chiron has an option to obtain the Company's IGF-I technology outside the neurology field for compensation to be determined if such option is exercised.

     The Company's collaboration with Chiron is subject to the rights of the Partnership, which has licensed the Company the right to develop MYOTROPHIN (rhIGF-I) in North America and Europe in return for receiving certain payments. The Company is solely responsible for making any royalty and milestone payments owed to the Partnership and is responsible for funding the Purchase Option if it exercises the option. See "Cephalon Clinical Partners, L.P."

     The Company, in collaboration with Chiron, recently filed an NDA with the FDA requesting that MYOTROPHIN (rhIGF-I) be approved for the treatment of ALS in the United States, and a marketing authorization application is being prepared for filing in Europe. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Risks Related to Cephalon's Business."

     In connection with the collaboration, in February 1994, Chiron purchased 800,000 shares of common stock and a warrant to purchase 750,000 shares of common stock with an exercise price of $18.50 per share, for an aggregate purchase price of $15,000,000.


     . SmithKline Beecham p.l.c.

     In June 1993, the Company and SB entered into a collaboration for the research, development and commercialization of compounds that inhibit calpain, a protease that has been shown to be an important mediator of cell death. See "Product Development Programs--Stroke."

     Under the terms of the agreement, the Company is to perform research and preclinical development of these compounds for which it is compensated by SB, based on a contract rate per individual assigned to the program, subject to annual budgetary maximums. SB may terminate the research under the agreement in which case, in certain circumstances, the licenses granted by each company to the other also terminate and the technology provided by Cephalon reverts to Cephalon. In addition, SB may terminate the agreement as to any particular country covered by the collaboration, under certain circumstances, in which event the licenses granted by Cephalon to SB in that country terminate. The agreement is also subject to termination in customary circumstances such as a breach of contract by the other party.

     The Company may elect to co-promote, in the United States and certain other territories, up to a certain specified percentage of the sales of products resulting from the collaboration by paying to SB, during the development program, a share of the development costs equal to the percentage of co-promotion rights received. If the Company chooses to exercise its option to co-promote a product, it is required to reimburse SB for a portion of all research payments made to the Company by SB under the research agreement. Each party is to receive a percentage of the profits from co-promoted products equal to its specified percentage of co-promotion sales of such products. The Company also is to receive royalty payments on the non co-promotion sales. Should a product resulting from the collaboration receive marketing approval, the Company also is to receive certain milestone payments. SB is responsible for the manufacture of any products developed under the collaboration.


     . Laboratoire L. Lafon

     In January 1993, the Company licensed from Lafon, a French pharmaceutical company, the exclusive rights in the United States and Mexico to develop, market and sell PROVIGIL (modafinil). The license was expanded in July 1993 to add the United Kingdom and the Republic of Ireland and was further expanded in September 1995 to include Japan.

     Under the terms of this arrangement, Lafon is to supply finished product for the Company's use in conducting clinical trials, and is to supply modafinil in bulk form for the Company's commercial uses in its territories. In addition to compensation based upon product sales payable under the supply agreement, trademark and license royalties are payable to Lafon upon commercial sales of PROVIGIL (modafinil) by Cephalon.

     Modafinil is being sold by Lafon in France under the trade name Modiodal(R) under certain prescription requirements for the treatment of narcolepsy. The Company recently submitted an NDA to the FDA requesting that PROVIGIL (modafinil) be approved for the treatment of the excessive daytime sleepiness associated with narcolepsy. The Company is pursuing applications seeking authorization to market PROVIGIL (modafinil) in the Republic of Ireland and the United Kingdom. The regulatory authorities in both countries have requested that additional information be provided with respect to the applications (which were filed by Lafon under the multi-state procedures of the Committee for Proprietary Medicinal Products "CPMP"). There can be no assurance that the Company will be able to provide sufficient additional information in order to permit approval of the applications. Even if those applications are approved, the Company must also request permission to vary the applications with respect to certain manufacturing procedures and other matters. There can be no assurance that any regulatory approvals or variations will be obtained at all or in a timely manner. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Risks Related to Cephalon's Business."

     The Company's rights in Japan are contingent upon entering into an agreement for commercialization of PROVIGIL (modafinil) with a Japanese partner by August 1997. The agreement also is subject to termination in customary circumstances, such as a breach of contract by the other party.


      . Kyowa Hakko Kogyo Co., Ltd.

      In May 1992, the Company licensed from Kyowa Hakko the patent rights to a class of small molecules which the Company has identified as signal transduction modulators. The Company is currently evaluating these and other newly synthesized compounds for their application in a number of neurodegenerative disorders, including Alzheimer's disease, as well as potential applications outside neurology. See "Alzheimer's Disease" and "Prostate Disease."

     Under the terms of the license, the Company has exclusive marketing rights to these compounds in the United States and has an option to acquire semi-exclusive marketing rights in Japan. Kyowa Hakko and the Company each have semi-exclusive marketing rights throughout the rest of the world, including Europe. Pursuant to the arrangement, Kyowa Hakko is to supply the molecules in bulk form and the Company will pay Kyowa Hakko for commercial supplies as well as royalties on product sales. See "Manufacturing and Product Supply." The royalty and supply costs, which are to be negotiated in the future, are subject to a specified maximum amount of the Company's net sales of the licensed product. Cephalon has obtained an option to acquire the exclusive rights to develop compounds for prostate cancer in Europe, Canada, Mexico and the United States, which include the compound now being developed in the United States in collaboration with TAP. In return for the exclusive European rights, Kyowa Hakko is to receive exclusive rights to develop the compound for prostate cancer in Asia and is to receive a royalty on European sales of the compound by Cephalon.

     The license agreement will automatically terminate if the Company discontinues the development of licensed molecules because of lack of safety or efficacy. The agreement also is subject to termination in customary circumstances, such as a breach of contract by the other party.

     In July 1993, the Company entered into a separate agreement with Kyowa Hakko providing for the development of MYOTROPHIN (rhIGF-I) for the treatment of neurological disorders, including ALS, in Japan. Kyowa Hakko is funding product development activities in Japan, is conducting human clinical trials in Japan and is responsible for seeking authorization to market MYOTROPHIN (rhIGF-I) in Japan for the treatment of neurological disorders. The Company is to receive certain licensing, milestone and royalty payments. The Company is to supply MYOTROPHIN (rhIGF-I) at its cost to Kyowa Hakko for use in Japanese clinical trials, and has agreed to supply the product for Kyowa Hakko's commercial use. See "Manufacturing and Product Supply." Under certain circumstances, the Company has an option to co-promote MYOTROPHIN (rhIGF-I) in Japan.

     The Company may terminate the agreement if (i) Kyowa Hakko fails to file for marketing approval of MYOTROPHIN (rhIGF-I) in Japan within five years from the date of the agreement, except where such failure is not within Kyowa Hakko's control or (ii) if Kyowa Hakko discontinues the development of MYOTROPHIN (rhIGF-I) because of a lack of its safety or efficacy. The agreement also is subject to termination in customary circumstances, such as a breach of contract by the other party.

     In July 1995, the Company entered into a stock purchase agreement with Kyowa Hakko, pursuant to which Kyowa Hakko purchased 538,310 shares (the "Kyowa Shares") of the Company's common stock for an aggregate price of $11,396,000. The Company agreed to use the net proceeds from the sale of the Kyowa Shares solely to fund the Company's collaborations with Kyowa Hakko to (i) develop MYOTROPHIN (rhIGF-I) for use in treating ALS and other neurodegenerative disorders and (ii) develop a series of small molecules for the treatment of neurodegenerative disorders as well as potential applications outside neurology including the treatment of prostate cancer. Pursuant to the stock purchase agreement, Kyowa Hakko agreed not to dispose of the Kyowa Shares without first giving the Company the right to offer to purchase such shares.


     . Schering-Plough Corporation

     In May 1990, the Company and Schering-Plough Corporation, through its subsidiary Schering Corporation, entered into an agreement under which the Company conducted a research program to identify inhibitors of beta-amyloid as potential therapeutic agents for the treatment of Alzheimer's disease and other neurodegenerative disorders. SP recently decided to conclude its funding of the research program with the Company. See "Product Development Programs--Alzheimer's Disease."

     SP retains an exclusive, world-wide royalty-bearing license to the products developed under the research programs. SP has the primary responsibility for conducting clinical development of any product candidates emerging from the research program and Cephalon is to receive milestone payments as well as royalties on product sales. The Company may elect to co-promote in the United States a specified percentage of the sales of products resulting from the collaboration by paying to SP, during the development program, a specified share of the development costs. The Company will receive no royalty in any territory in which it elects to co-promote.

     The provisions of the agreement continue after the research funding ends, including Cephalon's non-exclusive right to use the technology developed in the program. The Company intends to continue research in the beta-amyloid field using its own resources. Under the terms of the agreement with SP, the Company may not conduct the same research as the funded research program with a third party until the end of 1997.


      . Cephalon Clinical Partners, L.P.

     In August 1992, Cephalon exclusively licensed to Cephalon Clinical Partners, L.P. rights to MYOTROPHIN (rhIGF-I) for human therapeutic use within the United States, Canada and Europe (the "Territory") in return for a non-refundable license fee of $500,000. Through a concurrent offering of 900 limited partnership interests, the Partnership raised approximately $38,714,000 in net proceeds (payable to the Partnership in annual installments, the last of which was paid in August 1995) which it used to fund the development of MYOTROPHIN (rhIGF-I). In August 1995, the Company purchased 67 limited partnership interests (comprising an 8% non-controlling interest) in the Partnership at a cost of $3,350,000. (The future payments by the Company to the Partnership detailed herein have been adjusted to reflect the acquisition of these partnership interests.)

     The Company is performing the development and clinical testing of MYOTROPHIN (rhIGF-I) on behalf of the Partnership under a research and development agreement with the Partnership (the "Partnership Development Agreement"). Under the Partnership Development Agreement, the Company's costs incurred to develop MYOTROPHIN (rhIGF-I) in the Territory were reimbursed by the Partnership to the extent of its available funds and subject each year to the Partnership Development Agreement budget for that year. The Partnership exhausted its available funding in 1995. Since that time, the Company has been funding the continued development of MYOTROPHIN (rhIGF-I) from its own cash resources.

     The Partnership has granted an exclusive license to the Company (the "Interim License") to manufacture and market MYOTROPHIN (rhIGF-I) for human therapeutic use within the Territory in return for certain royalty payments and a payment of approximately $16,000,000 (the "Milestone Payment") if MYOTROPHIN (rhIGF-I) receives regulatory approval in certain countries within the Territory. The Company has a contractual option to purchase all of the limited partnership interests in the Partnership (the "Purchase Option").

     To exercise the Purchase Option, Cephalon is required to make an advance payment of $40,275,000 in cash or, at Cephalon's election, $42,369,000 in shares of Common Stock, valued at the market price at the time the Purchase Option is exercised. The Purchase Option will become exercisable for a 45-day period commencing on the date which is the earlier of (a) the date which is the later of (i) the last day of the first month in which the Partnership shall have received Interim License payments equal to fifteen percent (15%) of the limited partners' capital contributions (excluding the Milestone Payment), and (ii) the last day of the 24th full month after the date of the Company's first commercial sale, if any, of MYOTROPHIN (rhIGF-I) within the Territory that generates a payment to the Partnership, and (b) the last day of the 48th full month after the date of such first commercial sale, if any, in the territory.

        If the Company does not exercise the Purchase Option, its license will terminate and all rights to manufacture or market MYOTROPHIN (rhIGF-I) in the Territory will revert to the Partnership, which may then commercialize MYOTROPHIN (rhIGF-I) itself or license or assign its rights to a third party. The Company would not receive any benefits from such commercialization.

     The current general partner of the Partnership is a wholly-owned subsidiary of the Company, which owns 1% of the Partnership. The board of directors of the Partnership is 50% controlled by a third-party investor. The general partner cannot adversely modify the economic terms of the Partnership without a vote of the limited partners. The general partner may be removed at any time by a vote of the limited partners. The obligations of the general partner include i) enforcing agreements (described above) entered into by the Partnership, ii) prosecuting and defending the intellectual property owned by the Partnership and iii) entering into loan agreements and other transactions on behalf of the Partnership. No such borrowings, commitments, or obligations are outstanding.

Patents and Proprietary Technologies
------------------------------------

     An important part of the Company's product development strategy is to seek, when appropriate, protection for its product candidates and proprietary technology through the use of various U.S. and foreign patents, trademarks and contractual arrangements. The degree of the Company's success depends in part on its ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of third parties. The Company believes that patent protection of product or processes that may result from the research and development efforts of the Company, its licensees or its collaborators also is important to the potential commercialization of the Company's product candidates. The Company has filed various applications for U.S. and foreign patents, has licensed various U.S. and foreign patent applications from third parties, and owns or licenses certain U.S. and foreign patents.

      . MYOTROPHIN (rhIGF-I)

     The Company believes that the composition of rhIGF-I is in the public domain and therefore cannot be patented under a composition-of-matter patent. However, Cephalon owns issued U.S. and Japanese patents which include claims covering the use of IGF-I for the treatment of diseases caused by the death of non-mitotic, cholinergic neurons, including motor neurons compromised in ALS, and patent applications for the same use are pending in Canada and major countries in Europe. Two U.S. patents were recently issued to Cephalon claiming the use of IGF-I in treating certain types of chemotherapy-induced peripheral neuropathy, and the Company has filed similar applications for such peripheral neuropathies in Canada, Europe and Japan. Cephalon also has filed patent applications in the United States, Canada, Europe and Japan covering the use of IGF-I in certain other peripheral neuropathies (including post-polio syndrome) and other neurological disorders. The issued patents and all patent applications relating to IGF-I in the United States, Canada and Europe have been licensed to the Partnership.

     Under an agreement with SIBIA Neurosciences, Inc. ("SIBIA"), the Company has obtained a license for use in the field of neurodegenerative diseases, certain patent rights and other technology related to the production of recombinant IGF-I in certain strains of yeast host cells. The issued patent and all patent applications relating to rhIGF-I in the United States, Canada and Europe have been licensed to the Partnership. In October 1995, the Company paid SIBIA a total purchase price of $1,500,000 to reduce the royalty payable under the SIBIA license agreement on future sales of MYOTROPHIN (rhIGF-I) in the neurology field.

     Subject to the rights of the Partnership, the Company and Chiron cross-licensed all of their respective patents and patent applications related to IGF-I and certain other compounds (excluding the Company's rights under the SIBIA license, which Chiron has the option to sublicense) in the field of neurological diseases and disorders, including Chiron's rights under certain U.S. and foreign patents for the use of IGF-I to treat secondary effects of hyperinsulinemia, which effects the Company believes may include diabetic neuropathy.

     There can be no assurance that any of the Company's patent applications for rhIGF-I uses will issue, that patents, if obtained, will be as broad in scope as such patent applications or that the claims of any issued patent will withstand challenge. Even in those jurisdictions where rhIGF-I is or may be covered by the claims of a use patent, "off-label" sales by a third party might occur, especially if another company markets rhIGF-I for other uses at a price that is less than the price of MYOTROPHIN (rhIGF-I), thereby potentially reducing sales of MYOTROPHIN (rhIGF-I). It is not always possible to detect "off-label" sales and therefore enforcement of use patents can be difficult. Furthermore, some jurisdictions outside of the United States restrict the manner in which patents claiming uses of a product may be enforced.

     Under its collaboration with Chiron, Chiron has the primary responsibility for manufacturing commercial supplies of MYOTROPHIN (rhIGF-I). One of Chiron's issued patents related to certain methods for the manufacture of recombinant proteins, including rhIGF-I, is currently the subject of an interference proceeding before the U.S. Patent and Trademark Office ("USPTO") involving patent applications owned by an unrelated third-party. It is not known when or how the USPTO will ultimately conclude the interference proceeding. Another related patent application of Chiron, which may cover the current process for manufacturing rhIGF-I, was the subject of another interference proceeding. Chiron prevailed in the interference proceeding and thereafter prevailed in a district court appeal brought by the other party. That decision has been appealed to the Court of Appeals for the Federal Circuit by the other party. There can be no assurance that Chiron will prevail in any appeal of the decision. The Company is aware of other patents and patent applications owned by third parties, which patents and patent applications, if issued with the claims as filed, may cover certain aspects of the current method of manufacturing rhIGF-I. The Company and Chiron intend to either seek licenses under any valid patents related to the manufacturing of rhIGF-I as required or, alternatively, modify the manufacturing process. There can be no assurance that, if required, such licenses can be obtained at all or on acceptable terms or that a modified manufacturing process can be implemented at all or without substantial cost or delay. If neither approach were feasible, the Company could be subject to a claim of patent infringement which, if successful, could prevent the Company from manufacturing or selling MYOTROPHIN (rhIGF-I) in the United States. In such event, the Company could be materially adversely affected. See "Manufacturing and Product Supply."

     Even if patents issue on the pending applications owned or licensed by the Company, there can be no assurance that applications filed by others will not result in patents that would be infringed by the manufacture, use or sale of MYOTROPHIN (rhIGF-I). The Company is aware of a published application filed under the Paris Convention Treaty, designating the United States, that relates to the use of IGF-I in treating certain disorders of the nervous system. The Company believes that even if the subject matter were deemed to overlap the subject matter of a patent application filed by the Company in the United States, based on the filing date of the third party's application, it would not take priority over the Company's application. Further, the Company believes that a third party has filed a U.S. patent application which may contain a claim which, if issued, might broadly cover the use of rhIGF-I to treat many neurological conditions, including ALS and peripheral neuropathies. Clark & Elbing, LLP, patent counsel to the Company, has advised the Company that, in its opinion, such a claim would not be patentable. If such a claim should issue, the Company could be prevented from selling MYOTROPHIN (rhIGF-I) in the United States for use in treating ALS or peripheral neuropathy unless it obtained a license to the patent. The third-party patent application might also contain a narrower claim covering the use of rhIGF-I to treat diabetic neuropathy. If such a claim should issue, the Company could be prevented from selling MYOTROPHIN (rhIGF-I) in the United States for use in treating diabetic neuropathy unless it obtained a license to the patent. The owner of such third-party patent application has asserted for several years that the subject matter claimed in its application interferes with claims of the Company's patent with respect to the use of rhIGF-I in treating ALS. Clark & Elbing, LLP has advised the Company that, in its opinion, no interference should be declared between such third-party patent application and the Company's patent, but there can be no assurance that the USPTO will agree with that opinion. If an interference were declared and the third party prevailed, the Company could be prevented from selling MYOTROPHIN (rhIGF-I) in the United States for use in treating ALS and peripheral neuropathies unless it obtained a license to the patent. There can be no assurance that any such licenses could be obtained from the third party at all or on acceptable terms. Furthermore, one or more claims of the Company's existing patents could be declared invalid.

      . PROVIGIL (modafinil)

     PROVIGIL (modafinil), which the Company has exclusively licensed from Lafon for the United States, Mexico, the United Kingdom, the Republic of Ireland and Japanese markets, is covered by the claims of a composition-of-matter patent in the United States that expires in 1998 (under the transitional provisions of the General Agreement on Tariffs and Trade ("GATT")). The Company may also seek an extension of the patent under the Drug Price Competition and Patent Term Restoration Act of 1984 (the "DPC Act") equal to one-half the period of time elapsed between the filing of an investigational new drug application ("IND") for PROVIGIL (modafinil) and the filing of the corresponding NDA plus the period of time between the filing of the NDA for

PROVIGIL (modafinil) and FDA approval. However, to obtain the full length of any such extension, the Company must receive FDA approval of PROVIGIL (modafinil) before expiration of the original term of the patent. There can be no assurance that the Company will be able to take advantage of the patent extension benefits of the DPC Act. Also included in the license from Lafon are rights to a U.S. patent that issued in January 1993 for the use of PROVIGIL (modafinil) in treating Parkinson's disease and a U.S. patent issued in 1990 which claims the composition of isomers of PROVIGIL (modafinil). The particle size of the composition and various other uses of PROVIGIL (modafinil) are included in claims of pending U.S. patent applications of the Company and Lafon. See "Corporate Collaborations--Laboratoire L. Lafon."

      . Other

     Cephalon also has filed patent applications, including applications on the composition of peptides derived from IGF-2, a process for manufacturing human nerve growth factor, compositions of inhibitors of certain proteases, compositions and uses of certain indolocarbazoles for use in the treatment of pathological conditions of the prostate (including prostate cancer), compositions and uses of certain novel classes of small molecules for inhibition of calpain, compositions and uses of a novel class of small molecules for inhibition of multicatalytic protease, and compositions and uses of a novel class of small molecules referred to as "fused pyrrolocarbazoles." These patent applications have been filed in the United States and other foreign countries, as appropriate.

     Through collaborative agreements with researchers at several academic institutions, Cephalon has licenses to or the right to license, generally on an exclusive basis, patents and patent applications issued or filed in the United States and certain other countries arising under or related to such collaborations. The Company also has licensed U.S. composition-of-matter and use patents and various European patent applications for novel compositions under its collaborative agreement with Kyowa Hakko. See "Corporate Collaborations--Kyowa Hakko Kogyo Co., Ltd."

     No assurance can be given that any additional patents will issue on any of the patent applications owned by the Company or licensed from third parties. Furthermore, even if such patents issue, there can be no assurance that any issued patents will provide protection against competitive products or otherwise be commercially valuable, or that applications filed by others will not result in patents that would be infringed by the manufacture, use or sale of the Company's products. In addition, patent law relating to the scope of claims in the biotechnology field is still evolving and the biotechnology patent rights of the Company are subject to this additional uncertainty. There can be no assurance that others will not independently develop similar products, duplicate any of the Company's products, or, if patents are issued to the Company, design around any products developed by the Company.

     The products of the Company could infringe the patent rights of others. If licenses required under any such patents or proprietary rights of third parties are not obtained, the Company could encounter delays in product market introductions, or could find that the development, manufacture or sale of products requiring such licenses is foreclosed. In addition, patent litigation is both costly and time-consuming, even if the outcome is favorable to the Company. In the event that the Company is a defendant in such litigation, an adverse outcome would subject the Company to significant liabilities to third parties, require the Company to license disputed rights from third parties, or require the Company to cease selling its products.

     The Company also relies upon trade secrets and other unpatented proprietary information in its product development activities. All of the Company's employees have entered into agreements providing for confidentiality and the assignment of rights to inventions made by them while employed by the Company. The Company also has entered into non-disclosure agreements to protect its confidential information delivered to third parties in conjunction with possible corporate collaborations and other purposes. There can be no assurance that these types of agreements will effectively prevent disclosure of the Company's confidential information.

Manufacturing and Product Supply
--------------------------------

     The Company's ability to conduct clinical trials on a timely basis, to obtain regulatory approvals and to commercialize its products will depend in part upon its ability to manufacture its products, either directly or through third parties, at a competitive cost and in accordance with applicable FDA and other regulatory requirements, including Good Manufacturing Practice ("GMP") regulations.

     Cephalon expects to rely on Chiron for all of its manufacturing requirements for rhIGF-I (including for clinical and commercial supplies of rhIGF-I for Japan). See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Risks Related to Cephalon's Business." If Chiron ceases its participation in the collaboration, Cephalon, under some circumstances, would have the right to purchase supplies of these products from Chiron or it could have the manufacturing technology transferred to Cephalon on a royalty basis. There can be no assurance that supplies of products could be obtained from Chiron on a cost-effective basis, that Cephalon would be able to manufacture the products itself in a cost-effective manner and without an interruption of supplies or that a suitable alternative source of MYOTROPHIN (rhIGF-I) could be located. Failure to locate an alternative supply of MYOTROPHIN (rhIGF-I) could result in significant costs and delays to the program, damage the commercial prospects for MYOTROPHIN (rhIGF-I) and have a material adverse effect on the Company.

     The Company is aware of patents and patent applications owned by third parties that may cover certain aspects of the collaboration's method of manufacturing MYOTROPHIN (rhIGF-I). See "Patents and Proprietary Technologies."

     The Company expects to rely on Lafon for all its requirements of bulk modafinil. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Risks Related to Cephalon's Business."

     Kyowa Hakko is responsible for manufacturing bulk compounds under its agreement with the Company . The facilities used for manufacture of drug substance are required to comply with all applicable FDA requirements, and are subject to FDA inspection both before and after NDA approval. There can be no assurance that the facilities or the material produced by Kyowa Hakko will comply with regulatory standards or that sufficient quantities will be available to meet the Company's needs. If Kyowa Hakko is unable to supply the Company with the applicable compound, Cephalon is permitted to make the compound itself or to purchase it from third parties. There can be no assurance that Cephalon will be able to manufacture any such compound, that a third-party manufacturer can be located or that either alternative will be cost-effective. The Company will be responsible for producing finished product from the bulk compounds produced by Kyowa Hakko. The Company is also responsible for the synthesis of compounds for use in clinical trials using chemical intermediates supplied by Kyowa Hakko. There can be no assurance that a cost-effective commercial manufacturing process can be developed.

     Under the Company's agreement with TAP, the Company is obligated to provide finished product for use in clinical trials and ultimately for commercial purposes. The Company has contracted with a third-party supplier to manufacture material for use in clinical trials. The Company has not contracted for synthesis of product for commercial use. There can be no assurance that the Company can contract with a facility to manufacture finished products or enter into a suitable third-party manufacturing arrangement for its commercial needs.

     SB is responsible for the manufacture of any products developed under its arrangement with the Company.

     Cephalon currently has no manufacturing facilities of its own for clinical or commercial production of any products under development. Cephalon will need to either construct and operate facilities for these products or will have to find other manufacturing sources.

Competition
-----------

     Competition in the Company's fields of interest from large and small companies is intense and is expected to increase. Furthermore, academic institutions, governmental agencies, and other public and private research organizations will continue to conduct research, seek patent protection, and establish collaborative arrangements for product development. Products developed by any of these entities may compete directly with those developed by the Company. Many of these companies and institutions have substantially greater capital resources, research and development staffs and facilities than the Company, and substantially greater experience in conducting clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. These entities represent significant competition for the Company. In addition, competitors developing products for the treatment of neurodegenerative diseases might succeed in developing technologies and products that are more effective than any being developed by the Company or that would render its technology and products obsolete or noncompetitive. There can be no assurance that competition and innovation from these or other sources will not materially adversely affect any sales of products which might be developed by the Company or make them obsolete. Advances in current treatment methods may also adversely affect the market for such products. The approval and introduction of therapeutic products that compete with compounds being developed by the Company could also adversely affect the Company's ability to attract and maintain patients in clinical studies for the same indication or otherwise successfully complete its clinical studies.

     With respect to MYOTROPHIN (rhIGF-I), Rilutek (riluzole) has been approved and is being marketed by Rhone-Poulenc Rorer in the U.S. and certain countries in Europe for the treatment of ALS. In addition, the Company believes that other companies are developing therapeutic agents for the treatment of ALS and peripheral neuropathies. Because the potential patient population for ALS is limited, competition from other products may adversely affect potential sales of MYOTROPHIN (rhIGF-I).

     Other companies are developing rhIGF-I as a therapeutic product for diseases other than ALS or peripheral neuropathy, including Genentech, Inc., which is evaluating rhIGF-I in diabetes. Notwithstanding the Company's patents and patent applications relating to MYOTROPHIN (rhIGF-I), if the sale of rhIGF-I by third parties is approved for other indications, such products might compete with MYOTROPHIN (rhIGF-I) through "off-label" use, especially if such product is priced below MYOTROPHIN (rhIGF-I).

     With respect to PROVIGIL (modafinil), there are presently several products used in the United States to treat narcolepsy. Although the Company believes that PROVIGIL (modafinil) may have advantages over those products, such as lower abuse potential and reduced side effects, there can be no assurance that the Company will be able to demonstrate the value of potential advantages of PROVIGIL (modafinil) to prescribing physicians and their patients.

     There are significant efforts by others, including many large pharmaceutical companies and academic institutions, to develop therapeutic products which may compete with the products being developed by the Company, including Alzheimer's disease and stroke. Some of these products may be at a more advanced stage of development than the Company's products.

     Cephalon is marketing two proprietary products of BMS to neurologists in the United States: Stadol NS, indicated for the management of pain, including migraine pain; and Serzone, indicated for the treatment of depression. A number of therapeutic agents are currently approved and are being marketed both for the treatment of migraine and for the treatment of depression. Stadol NS also competes directly with other pain medications, including narcotics, and indirectly with medications approved explicitly for treatment of migraine. The Company also believes that other products to treat migraine with a nasal spray delivery system may be introduced into the U.S. market in 1997 and may compete directly with Stadol NS.

Government Regulation
---------------------

     The manufacture and sale of therapeutics are subject to extensive regulation by U.S. and foreign governmental authorities. In particular, pharmaceutical products are subject to rigorous preclinical and clinical trials and other approval requirements by the FDA in the United States under the federal Food, Drug and Cosmetic Act and by comparable agencies in most foreign countries.

     As an initial step in the FDA regulatory approval process, preclinical studies are typically conducted in animals to identify potential safety problems. Additionally, for certain diseases, animal models exist which are believed to be potentially predictive of human efficacy. For such diseases, a drug candidate may also be tested in any such animal models. The results of the preclinical studies are submitted to regulatory authorities as a part of an IND, which is filed with regulatory agencies prior to beginning human clinical studies. For several of the Company's drug candidates, no potentially predictive animal model exists. As a result, no in vivo indication of efficacy would be available until these candidates progress to human clinical trials.

     Clinical trials are typically conducted in three sequential phases, although the phases may overlap. In Phase I, which frequently begins with the initial introduction of the drug into healthy human subjects prior to introduction into patients, the compound is tested for safety (adverse effects), dosage tolerance, absorption, biodistribution, metabolism, excretion, clinical pharmacology and, if possible, to gain early information on effectiveness. Phase II typically involves studies in a small sample of the intended patient population to assess the efficacy of the drug for a specific indication, to determine dose tolerance and the optimal dose range as well as to gather additional information relating to safety and potential adverse effects. Phase III trials are undertaken to further evaluate clinical safety and efficacy in an expanded patient population, often at multiple study sites, in order to determine the overall risk-benefit ratio of the drug, and to provide an adequate basis for physician labeling. Each trial is conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. In the United States, each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be evaluated by an independent Institutional Review Board ("IRB") at the institution at which the study will be conducted. The IRB considers, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. Similar procedures and requirements must be fulfilled to conduct studies in other countries.

     Data from preclinical and clinical trials are submitted to the FDA in an NDA for marketing approval and to foreign health authorities as a marketing authorization application ("MAA"). The process of completing clinical trials for a new drug is likely to take a number of years and require the expenditure of substantial resources. Preparing an NDA or MAA involves considerable data collection, verification, analyses and expense, and there can be no assurance that the FDA or any foreign health authority will grant an approval on a timely basis, or at all. The approval process is affected by a number of factors, primarily the risks and benefits demonstrated in clinical trials as well as the severity of the disease and the availability of alternative treatments. The FDA or foreign health authorities may deny an NDA or MAA, in their sole discretion, if that authority determines that its regulatory criteria have not been satisfied or may require additional testing or information. Among the conditions for marketing approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to the GMP regulations of the health authority. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production, quality control and quality assurance to ensure full technical compliance. Manufacturing establishments, both foreign and domestic, also are subject to inspections by or under the authority of the FDA and by other federal, state, local or foreign agencies.

     Even after initial FDA or foreign health authority approval has been obtained, further studies, including Phase IV post-marketing studies, may be required to provide additional data on safety and will be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. Also, the FDA or foreign regulatory authority will require post-marketing reporting to monitor the side effects of the drug. Results of post-marketing programs may limit or expand the further marketing of the products. Further, if there are any modifications to the drug, including any change in indication, manufacturing process, labeling or manufacturing facility, an application seeking approval of such changes may be required to be submitted to the FDA or foreign regulatory authority.

     In the United States the Orphan Drug Act provides incentives to drug manufacturers to develop and manufacture drugs for the treatment of either (i) rare diseases, currently defined as diseases that affect fewer than 200,000 individuals in the United States or, (ii) for a disease that affects more than 200,000 individuals in the United States, where the sponsor does not realistically anticipate its product becoming profitable. The FDA has designated MYOTROPHIN (rhIGF-I) as an orphan drug for use in treating ALS and modafinil as an orphan drug for use in treating narcolepsy because each indication currently affects fewer than 200,000 individuals in the United States. Under the Orphan Drug Act, a manufacturer of a designated orphan product can seek certain tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity for that product for the orphan indication. While the marketing exclusivity of an orphan drug would prevent other sponsors from obtaining approval of the same compound for the same indication, it would not prevent approval of the compound for other indications. In addition, other types of drugs may be approved for the same use. The U.S. Congress has considered, and may consider in the future, legislation that would restrict the duration of the market exclusivity of an orphan drug and, thus, there can be no assurance that the benefits of the existing statute will remain in effect.

     In the United States under the Drug Price Competition and Patent Term Restoration Act of 1984, a sponsor may be granted a maximum five year extension of the term of a patent for a period of time following FDA approval of certain drug applications, if FDA approval is received before the expiration of the patent's original term. The statute specifically allows a patent owner to extend the term of the patent for a period equal to one-half the period of time elapsed between the filing of an IND and the filing of the corresponding NDA plus the complete period of time between the filing of the NDA and FDA approval, up to a maximum of five years of patent term extension. Additionally under this statute, five years of marketing exclusivity is granted for the first approved indication for a new chemical entity. PROVIGIL (modafinil) may qualify as a new chemical entity. During this period of exclusivity, a third party would be prevented from filing an Abbreviated New Drug Application ("ANDA") for a drug similar or identical to PROVIGIL (modafinil) for the treatment of excessive daytime sleepiness associated with narcolepsy. An ANDA is the application form typically used by manufacturers seeking approval of a generic version of an approved drug. Subsequent approved indications for the new chemical entity are entitled, under this statute, to three years of partial marketing exclusivity; during this three year period, a third party may file an ANDA, but would be prohibited from marketing a generic version of the new chemical entity for the subsequent approved indication until the expiration of three years from marketing authorization for such subsequent approved indication. The Company intends to seek the benefits of this statute as applicable, but there can be no assurance that the Company will be able to obtain any such benefits.

     Whether or not FDA approval has been obtained, approval of a product by regulatory authorities in foreign countries must be obtained prior to the commencement of commercial sales of the product in such countries. The requirements governing the conduct of clinical trials and product approvals vary widely from country to country, and the time required for approval may be longer or shorter than that required for FDA approval. Although there are some procedures for unified filings for certain European countries, in general, each country at this time has its own additional procedures and requirements, especially related to pricing of new pharmaceuticals. Further, the FDA regulates the export of products produced in the U.S. and may prohibit the export even if such products are approved for sale in other countries.

     The Controlled Substances Act (the "CSA") imposes various registration, record-keeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products in the CNS field. A principal factor in determining the particular CSA requirements, if any, applicable to a product is its actual or potential abuse profile. The Company is conducting abuse liability studies on PROVIGIL (modafinil) to evaluate the drug's potential for abuse, as well as human clinical trials to evaluate efficacy. Depending upon these results and other factors, PROVIGIL (modafinil) may be subject to the CSA. Additionally, PROVIGIL (modafinil) may be subject to various state statutes regulating controlled substances which, in some cases, may be more restrictive than the CSA. A number of state regulatory agencies in the United States have independently controlled the distribution of Stadol

NS under their local authority. There can be no assurance that Stadol NS will not become subject to controls under the CSA or that additional future state or federal control will not adversely impact sales.

     In addition to the statutes and regulations described above, the Company is also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state and local regulations.


Employees
---------

     As of December 31, 1996, the Company had a total of 303 full-time employees, of which 257 were employed at the Company's main facility in West Chester, Pennsylvania, 10 were located at the Company's facilities in Europe, and 36 were U.S. sales specialists located in major metropolitan areas throughout the United States. The Company believes that it has been highly successful in attracting skilled and experienced personnel; however, competition for such personnel is intense. None of the Company's employees are covered by collective bargaining agreements. Management considers relations with its employees to be good.


ITEM 2.  PROPERTIES

     The Company owns its administrative offices and research facilities, which currently occupy approximately 107,000 square feet of space in a facility in West Chester, Pennsylvania. This facility, along with an adjacent 49,000 square foot building, were purchased by the Company in March 1995.

     The Company also leases approximately 4,850 square feet of office space in Surrey, England, which serves as the Company's European headquarters. The lease runs through December 31, 1997 at an annual cost of approximately $155,000. The Company also leases two small offices in France and the Netherlands at an annual cost of approximately $28,000.

     The Company believes that its current facilities are adequate for its present purposes.

ITEM 3.   LEGAL PROCEEDINGS

     The Company and certain of its officers have been named as defendants in a number of civil actions filed in the U.S. District Court for the Eastern District of Pennsylvania, which have been consolidated. Several of the plaintiffs have been designated by the Court, collectively, as the "lead plaintiff" for purposes of the Private Securities Litigation Reform Act of 1995. The consolidated complaint, filed in October 1996 by the lead plaintiffs, extended and expanded the class period to include purchasers of the Company's securities as well as options to purchase or sell those securities during the period between June 12, 1995 and June 7, 1996. Plaintiffs allege, based in part on statements and opinions expressed at the June 7, 1996 meeting of an FDA advisory committee, that earlier statements by the Company about the North American and European trial results were misleading. The plaintiffs seek unspecified damages and other relief. The Company's motion to dismiss the case is pending, and discovery related to the merits of the allegations in the complaint has been postponed until the motion is decided. The Company intends to vigorously defend the action. However, management believes that it is too early in the proceedings to predict the outcome of this action with any certainty.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the vote of security holders during the fourth quarter of fiscal 1996.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of Cephalon, Inc. is quoted on the NASDAQ National Market under the symbol "CEPH." The following table sets forth the range of high and low sale prices for the Common Stock as reported on the NASDAQ National Market for the periods indicated below.

                                                         High        Low
                                                         ----        ---
    1995
         First Quarter.................................   9.00        5.75
         Second Quarter................................  21.50        6.63
         Third Quarter.................................  31.00       17.00
         Fourth Quarter................................  41.50       23.50
    1996
         First Quarter.................................  40.88       17.38
         Second Quarter................................  33.13       19.13
         Third Quarter.................................  25.13       13.38
         Fourth Quarter................................  25.00       16.63
    1997
         First Quarter (through March 10, 1997)......    28.50       19.88

     As of December 31, 1996 there were 461 holders of record and approximately 12,000 beneficial holders of the Common Stock. On March 10, 1997, the last reported sale price of the Common Stock as reported on the NASDAQ National Market was $21.75 per share.

     Cephalon has never declared or paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected consolidated financial data have been derived from the consolidated financial statements of Cephalon, Inc. as of and for each of the five years in the period ended December 31, 1996 which have been audited by Arthur Andersen LLP, independent public accountants. This data should be read in conjunction with the Company's consolidated financial statements, including notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                            Year Ended December 31,
                                                  -------------------------------------------------------------------------

Statement of Operations Data:                         1996           1995           1994           1993           1992
                                                  -------------  -------------  -------------  -------------  -------------
Revenues........................................  $  21,366,000  $  46,999,000  $  21,681,000  $  16,922,000  $   9,057,000
Operating Expenses:
   Research and development.....................     62,096,000     73,994,000     51,613,000     33,158,000     16,271,000
   Selling, general and administrative..........     28,605,000     15,762,000      9,180,000      4,794,000      3,043,000
                                                  -------------  -------------  -------------  -------------  -------------
Total operating expenses........................     90,701,000     89,756,000     60,793,000     37,952,000     19,314,000
Interest income, net............................      6,205,000      9,754,000      3,047,000      1,794,000      3,102,000
Gain on sale of assets..........................      9,845,000             --             --             --             --
                                                  -------------  -------------  -------------  -------------  -------------
Loss ...........................................  $ (53,285,000) $ (33,003,000) $ (36,065,000) $ (19,236,000) $  (7,155,000)
                                                  -------------  -------------  -------------  -------------  -------------
Loss per share..................................  $       (2.19) $       (1.63) $       (2.13) $       (1.77) $        (.80)
Weighted average number of shares outstanding...     24,319,163     20,262,071     16,928,516     10,885,057      8,913,264

                                                                                As of December 31,
                                                  -------------------------------------------------------------------------

Balance Sheet Data:                                   1996           1995           1994           1993           1992
                                                  -------------  -------------  -------------  -------------  -------------
Cash, cash equivalents and investments(1).......  $ 146,848,000  $ 178,067,000  $ 114,458,000  $  49,438,000  $  43,847,000
Total assets....................................    177,891,000    221,330,000    140,173,000     78,108,000     71,061,000
Long-term debt(3)...............................     18,224,000     21,668,000     16,088,000     11,570,000     12,010,000
Accumulated deficit(2)..........................   (157,967,000)  (104,682,000)   (71,679,000)   (35,614,000)   (16,378,000)
Stockholders' equity(2),(3).....................    137,326,000    180,205,000    112,767,000     63,105,000     56,733,000

----------
(1) Maintenance of certain cash and investment balances is required by specific debt and lease agreements.
(2) No cash dividends have been declared on the capital stock since the inception of the Company.
(3) In February 1997, the Company entered into an agreement to issue $30,000,000 of senior convertible notes. See Note 12 of "Notes to Consolidated Financial Statements."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Risks Related to Cephalon's Business
--------------------------------------------

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

      The Company's business of developing and marketing pharmaceutical products is subject to a number of significant risks, including those inherent in pharmaceutical research and development activities and in conducting business in a regulated environment. The success of the Company depends to a large degree upon obtaining U.S. Food and Drug Administration (the "FDA") and foreign regulatory approval to market products currently under development. Cephalon has had only limited experience in filing and pursuing applications necessary to gain regulatory approvals. There can be no assurance that the data or the Company's interpretation of data will be accepted by any regulatory authority. In addition, there can be no assurance that any application by the Company to market a product will be reviewed in a timely manner or that approval to market a product will be received from the appropriate regulatory authority.

      . Uncertainties Related to MYOTROPHIN (rhIGF-I)

      In 1995, the Company submitted to the FDA a treatment investigational new drug application ("T-IND") to permit expanded access to MYOTROPHIN(R) (rhIGF-I) by patients in the United States suffering from amyotrophic lateral sclerosis ("ALS"). The FDA referred the application to the Peripheral and Central Nervous System Drugs Advisory Committee (the "Advisory Committee"), which held a public hearing in June 1996 to review data from two Phase III studies, one conducted in North America and one in Europe, for purposes of recommending to the FDA whether there was sufficient evidence to support use of MYOTROPHIN (rhIGF-I) under a T-IND. At the hearing, representatives of the FDA indicated their disagreement with the Company's various analyses of the European study and their opinion that the study failed to support the results of the North American study. At the conclusion of the Advisory Committee hearing, the panel members unanimously recommended approval of the T-IND.

      The FDA approved the T-IND application on June 19, 1996. The FDA's approval letter noted the views of several Advisory Committee members expressed at the hearing, including the chairman, concerning the need for an additional study to support a new drug application ("NDA"), and invited Cephalon and Chiron Corporation ("Chiron") to work with the FDA to develop plans for future studies. The Company continues to believe that the two completed studies show the beneficial treatment effect of MYOTROPHIN (rhIGF-I) in ALS patients, particularly those with more rapidly progressing disease and, in collaboration with Chiron, recently filed an NDA with the FDA requesting that MYOTROPHIN (rhIGF-I) be approved for the treatment of ALS in the United States. The companies are preparing a marketing authorization application for filing in Europe.

      There can be no assurance that the FDA will ultimately grant authorization to commercialize MYOTROPHIN (rhIGF-I) in the United States on the basis of the results of the two completed studies. In connection with its review of the NDA, the FDA may seek the Advisory Committee's recommendation as to the safety and efficacy of MYOTROPHIN (rhIGF-I) in the treatment of ALS, some of whose members have expressed the view that an additional study is desirable. The Company has indicated its willingness to conduct additional studies of MYOTROPHIN (rhIGF-I) as a post-approval activity. If the FDA were to require additional data prior to approval of MYOTROPHIN (rhIGF-I) for commercialization, there can be no assurance that the Company and Chiron would be willing or able to conduct any study as a Phase III activity or that the results of such study, if conducted, would be positive. A new study also would be expensive and would take several years to complete.

      Because ALS is a fatal disease, it is expected that some mortalities will occur while conducting clinical trials in ALS patients. During the double-blind portion of the European study, an imbalance in death rates was observed in the drug-treated group compared to the placebo-treated group. The Company believes that mortalities observed in the North American and European clinical studies are due to the normal progression of the disease or other circumstances not attributable to MYOTROPHIN (rhIGF-I). FDA regulations require the reporting of all patient adverse events experienced in ongoing trials. The Company is continuing to furnish MYOTROPHIN (rhIGF-I) to patients who participated in the ALS studies, to patients in its Phase II program in peripheral neuropathies, and to patients under the recently initiated T-IND program. There can be no assurance that adverse events will not occur and that the reporting of any such events will not result in any subsequent FDA action adverse to the Company.

      The efficacy and safety data from the North American and European studies of MYOTROPHIN (rhIGF-I) have not yet been formally reviewed by any regulatory authority outside the United States. If foreign regulatory authorities do not agree with the Company's interpretation of the results from the two studies, one or more additional positive studies might be required to be completed and submitted before MYOTROPHIN (rhIGF-I) could be marketed in such territories.

      There can be no assurance that any regulatory authority will accept the North American and European studies as evidence of sufficient safety and efficacy to support marketing approval or that MYOTROPHIN (rhIGF-I) will receive marketing approval in any jurisdiction for any indication. A delay in obtaining approval or a failure to obtain any regulatory approval for MYOTROPHIN (rhIGF-I) would seriously adversely affect the Company's business and the price of its common stock.

      Chiron has completed a U.S. manufacturing facility to produce recombinant proteins at which the collaboration is producing MYOTROPHIN (rhIGF-I) (the "Chiron Facility"). Once the existing inventory of material from the Company's former manufacturing facility (the "Beltsville Facility") has been depleted, the Chiron Facility will be the sole source of supply for any commercial or clinical needs of MYOTROPHIN (rhIGF-I), including any material which Cephalon may need to supply for use in Japan, as well as for use in the Company's ongoing clinical trials. There can be no assurance that Chiron will be able to produce adequate quantities of MYOTROPHIN (rhIGF-I) in a cost-effective manner or, in the case of material purchased by Cephalon for use outside the collaboration, on terms satisfactory to Cephalon.

      The Company and Chiron will be required to demonstrate that the material produced from the Chiron Facility is equivalent to the material used in the ALS clinical trials, which was manufactured at the Beltsville Facility. Although the companies believe they have demonstrated that the material is equivalent, if regulatory authorities do not agree with that assessment, regulatory approval of MYOTROPHIN (rhIGF-I) could be delayed.

      The manufacturing facilities and operations of the Company and Chiron used to produce MYOTROPHIN (rhIGF-I) are required to comply with all applicable FDA requirements, including Good Manufacturing Practice ("GMP") regulations, and are subject to FDA inspection, both before and after NDA approval, to determine compliance with those requirements. The GMP regulations are complex, and failure to be in compliance could lead to the need for remedial action, penalties and delays in production of material acceptable to the FDA. The Company has only limited experience in manufacturing activities. There can be no assurance that the facilities for MYOTROPHIN (rhIGF-I) have complied and will continue to comply with applicable requirements. Should the Chiron facility fail to operate for any reason or not be able to produce sufficient quantities of MYOTROPHIN (rhIGF-I) in accordance with applicable regulations, the collaboration would have to obtain MYOTROPHIN (rhIGF-I) from another source. There can be no assurance that Cephalon or the collaboration would be able to locate an alternative, cost-effective source of supply of MYOTROPHIN (rhIGF-I).

      . Uncertainties Related to PROVIGIL (modafinil)

      The Company recently submitted an NDA with the FDA requesting that PROVIGIL(R) (modafinil) be approved for the treatment of the excessive daytime sleepiness associated with narcolepsy, based on the results of two Phase III studies conducted in the United States. There can be no assurance that the FDA or other regulatory authorities will agree with the Company's opinion that the results generated from the Company's clinical trials demonstrate sufficient safety and efficacy to permit marketing approval.

      The Company also is pursuing applications seeking authorization to market PROVIGIL (modafinil) in the Republic of Ireland and the United Kingdom, which are other territories licensed from Laboratoire L. Lafon

("Lafon"). The regulatory authorities in both countries have requested that additional information be provided with respect to the applications (which were filed by Lafon under the multi-state procedures of the Committee for Proprietary Medicinal Products "CPMP"). There can be no assurance that the Company will be able to provide sufficient additional information in order to permit approval of the applications. Even if those applications are approved, the Company must also request permission to vary the applications with respect to certain manufacturing procedures and other matters. There can be no assurance that any regulatory approvals or variations will be obtained at all or in a timely manner. The Company is in the process of establishing a sales force in the United Kingdom and the Republic of Ireland to sell PROVIGIL (modafinil). Any delays in accomplishing these activities could delay launch of the product, if it is approved. The Company is required, under the terms of its license with Lafon, to use its best efforts to launch the product no later than three months after approval.

      Lafon is responsible for manufacturing bulk compounds for the Company. The facilities used for manufacture of drug substance are required to comply with all applicable FDA requirements, and are subject to FDA inspection both before and after NDA approval. There can be no assurance that the facilities or the material produced by Lafon will comply with regulatory standards or that sufficient quantities will be available to meet the Company's needs. If Lafon is unable to supply the Company with modafinil, Cephalon is permitted to make the compound itself or to purchase it from third parties. There can be no assurance that Cephalon will be able to manufacture modafinil, that a third-party manufacturer can be located or that either alternative will be cost-effective.

      The Company will be responsible for producing tablets from the bulk modafinil produced by Lafon. The Company has entered into an agreement with a third party to manufacture tablets for commercial use from bulk modafinil provided by Lafon. There can be no assurance that such manufacturer will be able to make sufficient quantities of tablets in accordance with appropriate FDA guidelines, including GMP, and in a cost effective manner. Should such a manufacturer be unable to supply tablets for any reason, there can be no assurance that the Company would be able to identify a suitable alternative supplier at all or without delaying the launch of PROVIGIL (modafinil).

      Lafon has licensed rights to modafinil to third parties in Canada as well as certain countries in Europe, and may license other territories to other third parties in the future. There is no contractual requirement that the licensees and Lafon coordinate their marketing activities related to modafinil. Furthermore, individual reimbursement policies in each country and applicable antitrust laws prohibit the coordination of the pricing of modafinil in various jurisdictions. The marketing activities of the other licensees therefore may adversely affect the Company's marketing of PROVIGIL (modafinil) in its territories.

      .  Other Risks

      The results of clinical studies of MYOTROPHIN (rhIGF-I) to be conducted by the Company's licensee in Japan and the results of clinical studies of modafinil being conducted by licensees of Lafon in other countries are required to be reported by the Company to the FDA and other regulatory authorities. The reporting of the results of these other studies, if negative, could adversely affect the regulatory review of the Company's product approval applications. Negative results from trials by third parties or negative assessments from regulatory authorities would adversely affect the Company's business and the price of its common stock.

      Even if MYOTROPHIN (rhIGF-I) and PROVIGIL (modafinil) are approved for commercialization, the Company can not predict at this time the potential revenues to be received from sales of MYOTROPHIN (rhIGF-I) for use in treating ALS or from sales of PROVIGIL (modafinil) for use in connection with narcolepsy. ALS and narcolepsy each qualify as orphan diseases under the Orphan Drug Law, which generally means that the potential patient population for each indication is limited. Rilutek(R) (riluzole) is being commercialized in the United States and Europe by Rhone-Poulenc Rorer, Inc. for use in treating ALS. It is not clear whether ALS patients, given the constraints of drug reimbursement programs, would be able to support both Rilutek and MYOTROPHIN (rhIGF-I) (as well as any other drugs which may be approved in the future for use in treating ALS), especially if MYOTROPHIN (rhIGF-I) has a higher price than competitive drugs. Competition for PROVIGIL (modafinil) also is likely, because narcolepsy is currently treated with several drugs, all of which are available generically and have been available for a number of years.

      TAP Holdings Inc. ("TAP") has begun a Phase I clinical study of a compound being developed in collaboration with the Company for the treatment of various cancers, including prostate cancer. The objective of the multi-center study is to examine the drug's pharmacokinetic and safety profile in patients with advanced cancer. Because the compound has never been tested in humans, the risk of safety problems is unknown. There can be no assurance that the compound will prove to be safe in humans, or that it will show any therapeutic benefit.

      The major source of the Company's current revenue is derived from collaborative research and development agreements that are subject to periodic review by the respective third parties and achievement of certain milestones by the Company. There can be no assurance that any of the collaborations will continue in the future.

      The Company's business is subject to additional significant risks including, but not limited to, the need to obtain additional funds to support its research, development and commercialization efforts, the Company's dependence on collaborative partners and third-party suppliers, the Company's relative inexperience in marketing and distributing commercial products, uncertainties associated with obtaining and enforcing its patents and uncertainties associated with the patent rights of others, uncertainties regarding government reforms and of product pricing and reimbursement levels, technological change and competition from companies and institutions developing products for the same indications as the Company's product candidates, the product liability risks associated with being the manufacturer or seller of pharmaceutical products, and reliance by the Company on key personnel.

      Future announcements concerning the Company's competitors or other companies in the biopharmaceutical industry, including regulatory delays, technological innovations or commercial products, patents, government regulations, developments concerning proprietary rights, litigation or public concern as to the safety or commercial value of the Company's products may have a significant adverse effect on the market price of the Company's common stock.

      The Company expects to satisfy its need for additional operating funds through public or private placements of its securities. Any such financings using either equity securities or options or warrants to acquire equity securities of the Company would result in the issuance of additional shares and in the reduction of the percentage ownership of the Company by existing shareholders. The exercise of outstanding options and warrants also would result in such a reduction. If the currently-outstanding options and warrants were to be exercised in accordance with their terms, the outstanding number of shares of common stock would increase by approximately 25%. See "Results of Operations."

Liquidity and Capital Resources
-------------------------------

     Cash, cash equivalents and investments at December 31, 1996 and December 31, 1995 were $146,848,000 and $178,067,000, respectively, representing 83% and
80%, respectively, of total assets.

      Cash equivalents and investments consisted primarily of short- to intermediate-term obligations of the United States government, overnight reverse repurchase agreements that are collateralized 102% by such government obligations, and short- to intermediate-term corporate obligations. Certain of the Company's debt and lease agreements contain covenants that obligate the Company to maintain certain minimum cash and investment balances and financial ratios, under one of which $3,750,000 was held in a custodial account as of December 31, 1996.

      The following is a summary of selected cash flow information for each of the years ended December 31:

                                                                          1996                   1995                 1994
                                                                     --------------         --------------       --------------
Net cash used for operating activities........................       $ (53,215,000)         $ (25,781,000)       $ (25,850,000)
Net cash provided by (used for) investing activities..........          45,886,000            (80,988,000)         (57,444,000)
Net cash provided by financing activities.....................           6,435,000            102,271,000           89,797,000

 . Net cash used for operating activities
----------------------------------------
      - Operating cash inflows

      A summary of the major sources of cash receipts reflected in net cash used for operating activities for each of the years ended December 31 is as follows:

                                                                          1996                   1995                 1994
                                                                     --------------         --------------       --------------
TAP Holdings........................................................ $    5,889,000         $    4,748,000       $    3,892,000
Bristol-Myers Squibb................................................      4,879,000              2,891,000                   --
Chiron..............................................................      4,100,000             22,929,000                   --
Schering-Plough.....................................................      3,000,000              2,750,000            1,500,000
SmithKline Beecham..................................................      2,856,000              2,781,000            2,708,000
Kyowa Hakko.........................................................      1,700,000              1,358,000                   --
Cephalon Clinical Partners..........................................             --              6,167,000           12,923,000
Interest............................................................      8,489,000             10,454,000            4,228,000

      In May 1994, the Company and TAP entered into a research and development and license agreement (the "TAP Agreement") to develop and commercialize certain compounds for the treatment of all cancers in the United States. Under the terms of the TAP Agreement, the Company performs research and preclinical development for which it is compensated quarterly by TAP, based on a contract rate per individual assigned to the program for that quarter and reimbursement of certain external costs, all subject to annual budgetary maximums. At December 31, 1996 and 1995, $1,548,000 and $1,415,000, respectively, was receivable from TAP.

      The Company and Bristol-Myers Squibb Company ("BMS") entered into two co-promotion agreements (the "BMS Agreement"), the first full year of which was 1995. Under the BMS Agreement, Cephalon markets two BMS proprietary products, Stadol NS(R) (butorphanol tartrate) Nasal Spray ("Stadol NS") and Serzone(R) (nefazodone hydrochoride) to neurologists in the United States. Pursuant to the BMS Agreement, BMS makes quarterly payments to the Company based primarily on the percentage of certain prescriptions written by neurologists in excess of a predetermined base amount. In addition to these quarterly payments, $500,000 was received in 1995 as BMS's contribution to the Stadol NS Phase IV clinical trial conducted by the Company. At December 31, 1996 and 1995, $453,000 and $1,027,000, respectively, was receivable from BMS.

      The Company and Chiron are jointly developing MYOTROPHIN (rhIGF-I) for the treatment of ALS and certain peripheral neuropathies. Under the collaboration, each party funded its own collaboration-related expenses through 1994. Chiron provided the Company with a revolving credit facility (the "Note") to assist the Company in funding its costs incurred. In September 1995, the Company and Chiron adjusted their contributions to the collaboration program to result in equal aggregate funding by each party through that date and agreed to fund equal amounts of MYOTROPHIN program costs thereafter. As a result of this equalization, the Company received $22,929,000 from Chiron representing reimbursement of the Company's prior costs incurred for the peripheral neuropathy and European ALS programs and payment to equalize the companies' funding of the North American ALS program costs incurred by the Company through September 1995. The Company also received interest on the reimbursement payments in the amount of $2,051,000. At December 31, 1996 and 1995, $2,465,000 and
$3,247,000, respectively, was receivable from Chiron.

      In May 1990, the Company entered into a collaborative research agreement (the "Schering-Plough Agreement") with Schering-Plough Corporation ("SP"). Under the terms of the Schering-Plough Agreement, the Company received annual milestone payments from SP. The last annual payment in the amount of $500,000 was received in 1995. Beginning in May 1995, the Company performed research and development for which it was compensated quarterly by SP based on a contract rate per individual assigned to the program for that quarter and reimbursement of certain external costs, all subject to budgetary maximums, periodic review by SP and achievement of certain milestones by the Company.

      Under the terms of a June 1993 agreement with SmithKline Beecham ("SB"), the Company performs research and preclinical development for which it is compensated quarterly by SB, based on a contract rate per individual assigned to the program for that quarter, and subject to annual budgetary maximums, periodic review by SB and achievement of certain milestones by the Company. At December 31, 1996 and 1995, $179,000 and $180,000, respectively, was receivable from SB.

      In July 1993, the Company entered into an agreement (the "Kyowa Hakko Myotrophin Agreement") with Kyowa Hakko Kogyo Co., Ltd. ("Kyowa Hakko") to develop and market MYOTROPHIN (rhIGF-I) in Japan. The Company is reimbursed for supplying MYOTROPHIN (rhIGF-I) for the clinical trials conducted in Japan by Kyowa Hakko. At December 31, 1996 and 1995, $611,000 and $415,000, respectively, was receivable from Kyowa Hakko.

      In August 1992, the Company formed Cephalon Clinical Partners, L.P. (the "Partnership") and entered into agreements with the Partnership including an agreement (the "Partnership Development Agreement") for the research and development of MYOTROPHIN (rhIGF-I) in the United States, Canada, and Europe (the "Territory"). Pursuant to the Partnership Development Agreement, the Company's share of the costs to develop MYOTROPHIN (rhIGF-I) within the Territory were reimbursed by the Partnership to the extent of the Partnership's available funds. Due to the depletion of the Partnership's available funding late in 1995, the Company has not received any payments from the Partnership since September 1995.

      The decrease in interest income received in 1996 as compared to 1995 was primarily due to a one-time interest payment received from Chiron in 1995. The increase in interest received in 1995 compared to 1994 was primarily due to interest received from Chiron and higher investment balances and interest rates.

      - Outlook

      In future periods, receipt of payments from Chiron or payments by the Company to Chiron will depend on the relative costs incurred in the MYOTROPHIN program by the two companies. Late in 1995, the Partnership depleted its available funding and will not provide further funding of MYOTROPHIN development costs to the Company. The continuation of the research funding under the agreements with TAP and SB beyond 1996 are subject to the achievement of certain development milestones and periodic review by those companies and may be terminated without cause with prior notice. The Company expects annual payments from BMS in 1997 to approximate current levels; the ability to maintain the current level of product sales and therefore the current level of payments to Cephalon is subject to a number of uncertainties, including competition from new and existing products and the impact of any regulatory actions. SP has decided to conclude its funding of the companies' research collaboration under the Schering-Plough Agreement effective March 1997. Receipts from Kyowa Hakko are expected to continue in 1997 as the Company ships MYOTROPHIN clinical supplies to Kyowa Hakko.

      - Operating cash outflows

      A summary of the cash outflows reflected in net cash used for operating activities for the year ended December 31 is as follows:

                         1996                   1995                     1994
                     -------------          -------------           -------------
                     $(83,098,000)          $(84,668,000)           $(51,101,000)

      Net cash used for selling, general and administrative activities increased in 1996 as compared to 1995 due to funding increases in costs associated with the Company's sales and marketing activities, including increases in pre-marketing efforts in support of the products in development, a 39% increase in sales and marketing staffing levels and increases in administrative external costs. The funding of research and development expenses decreased in 1996 as compared to 1995 primarily due to decreases in the costs associated with the completion of the double-blind portion of clinical trials of MYOTROPHIN (rhIGF-I) and PROVIGIL (modafinil) and because 1995 includes $3,350,000 in payments to acquire 67 limited partnership interests in the Partnership. Also, 1995 includes a $1,500,000 payment to SIBIA Neurosciences, Inc. ("SIBIA") to exercise an option to reduce future royalties payable on sales of MYOTROPHIN (rhIGF-I) and costs of a Phase IV clinical trial of Stadol NS conducted in 1995.

      Net cash used for operating activities increased in 1995 as compared to 1994 due to increases in funding both the research and development and selling, general and administrative areas. The increase in the funding of research and development expenses in 1995 as compared to 1994 resulted primarily from an increase in staffing levels, increases in the funding of clinical trials resulting primarily from costs of two Phase III trials of PROVIGIL (modafinil) and a Phase IV clinical trial of Stadol NS, and the payments made, as described above, to acquire 67 limited partnership interests in the Partnership and to SIBIA. The increase in the funding of selling, general and administrative expenses was due primarily to the costs associated with a full year of operations in 1995 by the Company's sales and marketing staff in conjunction with the BMS Agreement and increases in external costs.

      - Outlook

      The Company, in collaboration with Chiron, recently filed an NDA with the FDA requesting that MYOTROPHIN (rhIGF-I) be approved for the treatment of ALS in the United States, and a marketing authorization application is being prepared for filing in Europe. The costs to develop MYOTROPHIN (rhIGF-I) are expected to continue to be significant in 1997 due to the cost of continuing open label extensions of two Phase III ALS clinical studies, preparations for filings with other regulatory authorities, continuation of a Phase II clinical program to test the potential utility of MYOTROPHIN (rhIGF-I) in the treatment of peripheral neuropathies, conducting the T-IND expanded access program in ALS patients in the United States, a planned early access program in ALS patients in Europe, and potential additional clinical studies in ALS patients.

      If the Company is required to make the Milestone Payment and elects to do so in cash, or if it elects to exercise the Purchase Option for cash, the Company will be required to make a substantial cash payment, as further described under "Commitments and contingencies." The Company may consider the purchase of some or all of the remaining partnership interests other than through exercise of the Purchase Option. The Company expects that the cost per interest associated with any such purchase would be substantially greater than the cost incurred in the 1995 purchase of 67 limited partner interests and that, if the Company were to elect to purchase some or all of the partnership interests in cash, significant funds could be required.

      The Company recently submitted an NDA to the FDA requesting that PROVIGIL (modafinil) be approved for the treatment of the excessive daytime sleepiness associated with narcolepsy, based on the results of two Phase III studies conducted in the United States. The costs to develop PROVIGIL (modafinil) are expected to continue to be significant in 1997 due to open label extensions of the double-blind portions of clinical studies and potential Phase II studies in other neurological disorders.

      Pursuant to the BMS Agreement, the Company is obligated to fund $1,250,000 in 1997 for promotional and support activities of Stadol NS targeting neurologists. The Company also expects to incur significant expenses under the collaborations with SB and TAP, which may exceed payments received under the related agreements, as well as significant costs in its other development programs.

      Selling, general and administrative activities in the United States and Europe may be expanded as the Company evaluates the potential for obtaining regulatory approvals of MYOTROPHIN (rhIGF-I) and PROVIGIL (modafinil). Any such expansion would require substantial funding. The Company may also build inventories of MYOTROPHIN (rhIGF-I) and PROVIGIL (modafinil), which also would require substantial funding.


      - Operating cash requirements outlook

      The Company expects its negative operating cash flow to continue due to funding of research, development, clinical trial, regulatory filing and other costs. The capital required to fund the Company's operations for 1997 may be greater than that of the prior year. The amount needed to fund operations will depend upon many factors, including the success of the Company's research and development programs, the extent of any collaborative research or other funding arrangements, the costs and timing of seeking regulatory approvals, if any, of its products, technological changes, competition and the success of the Company's sales and marketing activities. See "Certain Risks Related to Cephalon's Business."


 . Net cash provided by (used for) investing activities
------------------------------------------------------

      A summary of net cash provided by (used for) investing activities for each of the years ended December 31 is as follows:

                                                                               1996             1995             1994
                                                                           ------------     ------------     ------------
Repayments from (advances to) related party.............................   $         --     $  4,337,000     $ (  134,000)
Purchases of property and equipment.....................................     (2,058,000)     (17,455,000)     (10,543,000)
Sale leaseback of property and equipment................................        427,000          237,000       11,750,000
Proceeds from sale of assets............................................     17,192,000               --               --
Sales and maturities (purchases) of investments,net.....................     30,325,000      (68,107,000)     (58,517,000)
                                                                           ------------     ------------     ------------
     Net cash provided by (used for) investing activities...............   $ 45,886,000     $(80,988,000)    $(57,444,000)
                                                                           ============     ============     ============

      In September 1995, the Company received the outstanding balance due on its loan to the Partnership.

      Purchases of property and equipment decreased in 1996 as compared to 1995. The 1995 expenditures include the purchase of the two buildings housing the Company's administrative offices and research facilities in West

Chester, Pennsylvania and a third adjacent 49,000 square foot building, for a total purchase price of $11,000,000. The Company may continue to incur significant capital expenditures as it assesses its facility and equipment requirements.

      In December 1994, the Company entered into a sale leaseback transaction in which the Company's Beltsville, Maryland manufacturing assets were sold at the assets' net book value of $9,989,000; concurrently, the Company entered into a four year operating lease in which the lessor obtained a security interest in the remaining manufacturing assets. In November 1996, the Company sold the assets of its Beltsville, Maryland pilot-scale manufacturing facility for a total purchase price of $24,864,000. In the transaction, the Company received $17,192,000 in cash, and transferred $7,712,000 of equipment lease obligations to the purchaser.


 . Net cash provided by financing activities
-------------------------------------------

      A summary of cash provided by financing activities for each of the years ended December 31 is as follows:

                                                                               1996             1995             1994
                                                                           ------------     ------------     ------------
Proceeds from sales of common stock and warrants....................       $         --     $ 84,237,000     $ 82,458,000
Proceeds from exercises of common stock options and warrants........          8,516,000       14,387,000        1,541,000
Principal payments on long-term debt................................         (3,919,000)     (17,426,000)     (12,319,000)
Proceeds from long-term debt.                                                 1,838,000       21,073,000       18,117,000
                                                                           ------------     ------------     ------------
     Net cash provided by financing activities......................       $  6,435,000     $102,271,000     $ 89,797,000
                                                                           ============     ============     ============

      For the year ended December 31, 1995, the Company received aggregate net proceeds of $84,237,000 from the public offering of 3,450,000 shares of common stock and 538,310 shares of common stock issued to Kyowa Hakko in August 1995. During 1994, the Company received aggregate net proceeds of $82,458,000 from (i) a public offering of 3,795,000 shares of common stock, (ii) the sale of 800,000 shares of common stock and a warrant to purchase 750,000 shares of common stock to Chiron and (iii) the sale of 1,225,532 shares of common stock to TAP.

      During 1996, the Company received cash from the exercise of 660,907 warrants and 175,574 stock options in the amount of $7,714,000 and $802,000, respectively. During 1995, the Company received cash from the exercise of 1,225,366 warrants and 306,593 stock options in the amount of $12,419,000 and $1,968,000, respectively. The extent and timing of future warrant and option exercises, if any, are primarily dependent upon the market price of the Company's common stock and general financial market conditions, as well as the exercise prices and expiration dates of the warrants and options.

      In September 1995, the Company repaid in full the then-outstanding balance of $13,822,000 on the Note from Chiron.

      Proceeds from long-term debt in 1995 include $15,799,000 borrowed to finance the purchase of the West Chester building. The building purchase was financed through the assumption of a $6,900,000 first mortgage with an annual interest rate of 9 5/8% and from mortgage loans provided by the Commonwealth of Pennsylvania (the "State Funding") in the amount of $11,600,000. The State Funding, which is subordinate to the first mortgage, has a 15-year term and includes a 2% interest rate that is subject to increase if the Company fails to hire a specified number of new employees in Chester County, Pennsylvania by the end of 1999. The mortgage loans require aggregate annual principal and interest payments of $1,800,000. The mortgage loans are secured by the buildings and fixtures therein and a portion of the State Funding is also secured by all Company equipment located in Pennsylvania that is otherwise unsecured. The Company also drew $5,274,000 in the 1995 period against the Note provided by Chiron to fund collaboration-related expenses.

     The 1994 proceeds from long-term debt include $10,000,000 under an unsecured bank loan and $8,548,000 drawn against the Note with Chiron. In March 1997, the Company repaid in full the balance due on the unsecured bank loan.


 . Commitments and contingencies
-------------------------------

     - Leases

     The Company leases certain of its offices and automobiles under operating leases. The Company's future annual minimum payments under these leases are approximately $483,000 for the period 1997 through 2001.

     - Other

     The Company maintains a number of agreements to fund research by third parties. These agreements are generally renewable on an annual basis and provide the Company with the right to obtain royalty-bearing licenses to the results of the research. The Company has minimum funding commitments under these research agreements of $746,000 in 1997. The Company has funding commitments under several other cancelable agreements, including those entered into for the purpose of conducting clinical trials. Pursuant to the BMS Agreement, the Company is obligated to fund $1,250,000 in 1997 for promotional and support activities of Stadol NS targeting neurologists. In addition, the Company has obligations to make royalty, license and milestone payments under certain of its licensing and research and development agreements, including milestone payments of $2,000,000 and $268,000 upon regulatory approval of PROVIGIL (modafinil) in the United States and the United Kingdom, respectively.

     The purchaser of the Beltsville Facility, under the purchase agreement, has the right to seek indemnification from the Company during the first year after the sale for certain types of claims.

     - Related party

     Late in 1995, the Partnership depleted all of its available funding and will not provide further funding of MYOTROPHIN (rhIGF-I) development costs to the Company. The amount of additional funding required for further development will be determined by the Partnership's general partner in advance of each quarter, and each quarter the Company will have the right, but not the obligation, to contribute such funds.

     The Partnership granted the Company an exclusive license (the "Interim License") to manufacture and market MYOTROPHIN (rhIGF-I) within the United States, Canada, and Europe (the "Territory") in return for certain royalty payments and a payment of approximately $16,000,000 (the "Milestone Payment") that is to be made if MYOTROPHIN (rhIGF-I) receives regulatory approval in the United States or certain other countries within the Territory. The Company has the option to pay the Milestone Payment in cash, common stock, or a combination thereof.

     The Company has a contractual option to purchase all of the limited partnership interests in the Partnership (the "Purchase Option"). To exercise the Purchase Option, Cephalon is required to make an advance payment of $40,275,000 in cash or, at Cephalon's election, $42,369,000 in shares of the Company's Common Stock, valued at the market price at the time the Purchase Option is exercised. The Purchase Option will become exercisable for a 45-day period commencing on the date which is the earlier of (a) the date which is the later of (i) the last day of the first month in which the Partnership shall have received Interim License payments equal to fifteen percent (15%) of the limited partners' capital contributions (excluding the Milestone Payment), and (ii) the last day of the 24th full month after the date of the Company's first commercial sale, if any, of MYOTROPHIN (rhIGF-I) within the Territory that generates a payment to the Partnership, and (b) the last day of the 48th full month after the date of such first commercial sale, if any, in the Territory. In addition to the advance payment, the exercise of the Purchase Option requires the Company to make future payments to the former limited partners for a period of eleven years after exercise at a royalty rate of 10.1% (reducing to 5.0% after a specified return is earned by the former limited partners) of MYOTROPHIN sales in the Territory, provided that royalties on MYOTROPHIN sales in Europe will only be paid to the extent necessary to meet specified sales targets. If the Company does not exercise the Purchase Option prior to its expiration date the Interim License will terminate and all development and marketing rights to MYOTROPHIN (rhIGF-I) in the Territory would revert to the Partnership, which may commercialize MYOTROPHIN (rhIGF-I) itself or license or assign its rights to a third party. The Company would not receive any benefits from any such commercialization.

     The Company's collaboration with Chiron is subject to the rights of the Partnership which has licensed the Company the right to develop MYOTROPHIN (rhIGF-I) in North America and Europe in return for receiving certain payments. The Company is solely responsible for making any royalty and milestone payments owed to the Partnership and is responsible for funding the Purchase Option if it exercises the option.

     - Legal proceedings

     The Company and certain of its officers have been named as defendants in a number of civil actions filed in the U.S. District Court for the Eastern District of Pennsylvania, which have been consolidated. Several of the plaintiffs have been designated by the Court, collectively, as the "lead plaintiff" for purposes of the Private Securities Litigation Reform Act of 1995. The consolidated complaint, filed in October 1996 by the lead plaintiffs, extended and expanded the class period to include purchasers of the Company's securities as well as options to purchase or sell those securities during the period between June 12, 1995 and June 7, 1996. Plaintiffs allege, based in part on statements and opinions expressed at the June 7, 1996 meeting of an FDA advisory committee, that earlier statements by the Company about the North American and European trial results were misleading. The plaintiffs seek unspecified damages and other relief. The Company's motion to dismiss the case is pending, and discovery related to the merits of the allegation in the complaint has been postponed until the motion is decided. The Company intends to vigorously defend the action. However, management believes that it is too early in the proceedings to predict the outcome of this action with any certainty.


 . Funding Requirements Outlook
------------------------------

     As described above, the Company expects to continue to use cash to fund operations. The Company may also require the use of cash for a number of other reasons including to fund possible purchases of property and equipment and to service its long-term debt. The Company expects that it may provide cash to fund operations from the sale of investments.

     The Company believes that its cash and investment resources are adequate to fund its anticipated level of operations for a period in excess of one year. However, the Company's funding requirements may change due to numerous factors including, but not limited to, the decisions of regulatory authorities on the two pending NDAs recently filed by the Company, the results of the Company's ongoing clinical trials and other research and development programs, the ability to meet clinical and commercial supply requirements, the expansion of research and development and administrative facilities, technological advances and competition and regulatory requirements. See "Certain Risks Related to Cephalon's Business." Additionally, as further described above, the Company may seek to acquire some or all of the partnership interests outside of the Purchase Option or may seek to acquire other entities, additional technologies, product candidates or products. If MYOTROPHIN (rhIGF-I) receives regulatory approval in the United States or certain other countries within the Territory, the Company would be obligated to make the Milestone Payment of approximately $16,000,000, all or a portion of which may be made in cash.

     To satisfy its capital requirements, the Company may seek to access the public or private equity markets whenever conditions are favorable. The Company also intends to seek additional funding through corporate collaborations and other financing vehicles, potentially including "off-balance sheet" financings through limited partnerships or corporations. There can be no assurance that such funding will be available at all or on terms acceptable to the Company. If adequate funds are not available, the Company may be required to significantly curtail one or more of its research or development programs or obtain funds through arrangements with existing or future collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products.

     In 1997 the Company announced an agreement to issue, in a private placement, $30,000,000 of senior convertible notes. The convertible notes mature in January 1998 and bear interest at a rate of seven percent per annum. The Company will record the notes at their face value and accrue interest at the seven percent rate on the outstanding amount of the notes. The notes are convertible into common stock of the Company, subject to certain limitations, at a six percent discount to a market price formula at the time of conversion. If not converted into common stock prior to maturity, the securities will be exchanged for 10 3/4% debentures which mature in 2013. The convertible notes cannot be converted at a price less than $25 per share until 75 days after the effectiveness of the registration statement. The Company may redeem the notes, at a redemption price equal to 110 percent of the outstanding principal amount plus interest, if the conversion price falls below approximately $21 per share. The closing of the placement is subject to the effectiveness of a registration statement filed by the Company with the Securities and Exchange Commission covering the resale by the investors of up to 1,430,000 shares of common stock issuable upon conversion of the convertible notes.

Results of Operations
---------------------

     This section should be read in conjunction with the more detailed discussion under "Liquidity and Capital Resources."

     A summary of revenues and expenses for each of the years ended December 31 is as follows:

                                                                                                     % change        % change
                                                    1996             1995              1994       1996 vs. 1995    1995 vs. 1994
                                                  ---------        ---------        ----------    -------------    -------------
Revenues................................         $21,366,000      $46,999,000      $21,681,000         (55)%           117%
Research and development expenses.......          62,096,000       73,994,000       51,613,000         (16)             43
Selling, general and administrative
 expenses...............................          28,605,000       15,762,000        9,180,000          81              72
Gain on sale of assets..................           9,845,000               --              --           --              --
Interest income, net....................           6,205,000        9,754,000        3,047,000         (36)            220

     The decrease in revenues in 1996 from 1995 resulted from decreases in revenue recognized under the Chiron collaboration and the Partnership Development Agreement. The decrease was partially offset by increases in revenue recognized in 1996 under the agreements with BMS, TAP and SP.

     The aggregate increase in revenues in 1995 from 1994 resulted primarily from $22,929,000 of revenue recognized in 1995 from payments received from Chiron. The Company did not recognize revenue under the agreement with Chiron in 1994 because Chiron provided funding through a loan to the Company. Additionally, revenues recognized under the BMS Agreement increased by $3,061,000 in 1995 compared to 1994, reflecting a full year of sales and marketing activity. The increase in these revenues was partially offset by decreases in revenue recognized under the Partnership Development Agreement in 1995. In 1995, the Partnership depleted its available funding. The Company did not recognize any revenue from the Partnership in 1996.

     Research and development expenses decreased in 1996 as compared to 1995 primarily due to decreases in the costs associated with the completion of the double-blind portion of clinical trials of MYOTROPHIN (rhIGF-I) and PROVIGIL (modafinil) and because 1995 includes $3,350,000 in payments to acquire 67 limited partnership interests in the Partnership. All interests in the general partner and the Partnership acquired by the Company have been recorded as in-process research and development expense in accordance with SFAS No. 2 "Accounting for Research and Development Costs." The Company believes that this approach is appropriate, because under applicable accounting rules, neither technological feasability nor alternative future uses of Myotrophin have yet been established. Also, 1995 includes a $1,500,000 payment to SIBIA to exercise an option to reduce future royalties payable on sales of MYOTROPHIN (rhIGF-I) and costs of a Phase IV clinical trial of Stadol NS conducted in 1995.

     The increase in research and development expenses in 1995 as compared to 1994, primarily resulted from an increase in staffing levels, increases in clinical trial expenses resulting primarily from costs of two Phase III trials of PROVIGIL (modafinil) and a Phase IV clinical trial of Stadol NS, and the payments, as described above, to acquire 67 limited partnership interests in the Partnership and to SIBIA.

     The increase in the selling, general and administrative area in 1996 as compared to 1995 was due to increases in costs associated with the Company's sales and marketing activities, including increases in pre-marketing efforts in support of the products in development, a 39% increase in sales and marketing staffing levels and increases in administrative external costs.

     The increase in the selling, general and administrative area in 1995 as compared to 1994 was due primarily to the costs associated with a full year of operations in 1995 by the Company's sales and marketing staff in conjunction with the BMS Agreement and increases in external costs.

     In 1996, the Company realized a $9,845,000 gain in connection with the sale of assets at the Company's Beltsville, Maryland pilot-scale manufacturing facility.

     The decrease in net interest income in 1996 as compared to 1995 was primarily due to a one-time interest payment received from Chiron in 1995. The increase in net interest in 1995 compared to 1994 was primarily due to interest received from Chiron and higher investment balances and interest rates, offset by increased interest payments which were incurred due to higher debt balances, including the mortgages associated with the building purchase in March 1995.

     . Results of Operations Outlook

     The Company expects to incur a net operating loss in 1997. The Company expects to continue to incur operating losses unless and until such time as product approvals are obtained and product sales, if any, exceed operating expenses. The revenues received and costs incurred by the Company in 1997 depend to a large degree on the results of regulatory actions with respect to the two NDAs recently filed with the FDA with respect to MYOTROPHIN (rhIGF-I) and PROVIGIL (modafinil), and other product programs. See "Certain Risks Related to Cephalon's Business." The Company expects to have significant fluctuations in quarterly results based on the level and timing of recognition of contract revenues and the incurrence of expenses. A majority of the Company's revenues to date have been under agreements with collaborative partners and the Partnership.

     Revenue or expense to be recognized by the Company under the collaboration with Chiron will depend on the relative costs incurred by the two companies. A substantial portion of the Company's revenues are expected to be derived from collaboration agreements with TAP and SB, the continuation of which is subject to periodic review and achievement of certain milestones. Revenues to be recognized in 1997 under the agreements with TAP and SB are currently expected to approximate 1996 levels. The level of revenue to be recognized under the BMS Agreement is dependent upon the success of marketing the co-promotion products. Revenues recognized under the supply agreement with Kyowa Hakko are expected to continue in 1997 as the Company makes shipments of MYOTROPHIN (rhIGF-I) to Kyowa Hakko to supply clinical trials in Japan. SP has decided to conclude its funding of the companies' research collaboration under the Schering-Plough Agreement effective March 1997. The Company will not recognize any further revenue under the Partnership Development Agreement.

     The Company expects that it will continue to incur significant research, development, clinical trial, regulatory filing and other costs. In addition, selling, general and administrative activities in the United States and Europe may be expanded as the Company evaluates the potential for obtaining regulatory approvals of MYOTROPHIN (rhIGF-I) and PROVIGIL (modafinil). The Company may also incur substantial expenses to build inventories of MYOTROPHIN (rhIGF-I) and PROVIGIL (modafinil).

     If the Company were to make the Milestone Payment, exercise the Purchase Option, or purchase additional interests outside of the Purchase Option, a material charge to earnings could result, depending upon the development status of the underlying technology.

     The Company does not believe that inflation has had a material impact on the results of its operations since inception.

     . Loss Per Share

     Options, restricted stock grants and warrants outstanding have been excluded from the per share calculations, because their inclusion would be antidilutive. At December 31, 1996, 190,700 restricted stock grants were outstanding. At December 31, 1996, the Company had approximately 3,181,020 options outstanding under its stock option plan with exercise prices ranging from $0.15 to $31.00 per share. As further described in the Notes to the Consolidated Financial Statements, at December 31, 1996, warrants to purchase 2,898,104 shares of common stock were exercisable with prices ranging from $11.32 to $18.50, with various exercise periods through February 2002.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Cephalon, Inc.:

     We have audited the accompanying consolidated balance sheets of Cephalon, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cephalon, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
March 3, 1997

                        CEPHALON, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                                                December 31,
                                                                                     ---------------------------------
                                                                                          1996               1995
                                                                                     --------------     --------------

                                                       ASSETS
                                                       ------

CURRENT ASSETS:
  Cash and cash equivalents ($3,750,000 and $6,250,000 in custodial account)
        (Notes 2 and 5)                                                                 $5,671,000         $6,565,000
  Reverse repurchase agreements (Note 2)                                                 5,207,000         23,126,000
  Short-term investments (Note 2)                                                      135,970,000        148,376,000
  Other                                                                                  7,696,000         10,415,000
                                                                                     --------------     --------------
    Total current assets                                                               154,544,000        188,482,000

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization of $8,852,000 and $9,652,000 (Note 3)                   22,086,000         30,002,000

OTHER (Note 5)                                                                           1,261,000          2,846,000
                                                                                     --------------     --------------
                                                                                      $177,891,000       $221,330,000
                                                                                     ==============     ==============


                                             LIABILITIES AND STOCKHOLDERS' EQUITY
                                             ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                                      $1,638,000         $4,379,000
  Accrued expenses (Note 4)                                                             14,786,000         10,116,000
  Current portion of long-term debt (Note 5)                                             5,164,000          3,907,000
                                                                                     --------------     --------------
    Total current liabilities                                                           21,588,000         18,402,000

LONG-TERM DEBT (Note 5)                                                                 16,974,000         21,668,000
OTHER                                                                                    2,003,000          1,055,000
                                                                                     --------------     --------------
    Total liabilities                                                                   40,565,000         41,125,000
                                                                                     --------------     --------------
COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY: (Notes 7 and 12)
  Preferred stock, $.01 par value,
   5,000,000 shares authorized, none issued                                                     --                 --
  Common stock, $.01 par value, 100,000,000 and 40,000,000 shares authorized,
   24,618,223 and 23,837,204 shares issued and outstanding                                 246,000            238,000
  Additional paid-in capital                                                           296,868,000        286,123,000
  Treasury stock                                                                        (1,778,000)        (1,487,000)
  Accumulated deficit                                                                 (157,967,000)      (104,682,000)
  Cumulative translation adjustment                                                        (43,000)            13,000
                                                                                     --------------     --------------
    Total stockholders' equity                                                         137,326,000        180,205,000
                                                                                     --------------     --------------
                                                                                      $177,891,000       $221,330,000
                                                                                     ==============     ==============

  The accompanying notes are an integral part of these financial statements.

                       CEPHALON, INC.  AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------


                                                                   Year Ended December 31,
                                                    --------------------------------------------------
                                                         1996               1995             1994
                                                    ---------------    --------------   --------------
REVENUES:  (Note 9)
     Related party                                   $                  $  5,235,000     $ 11,841,000
     Contract                                           21,366,000        41,764,000        9,840,000
                                                    ---------------    --------------   --------------
                                                        21,366,000        46,999,000       21,681,000
                                                    ---------------    --------------   --------------
OPERATING EXPENSES: (Notes 9 and 10)
     Research and development                           62,096,000        73,994,000       51,613,000
     Selling, general and administrative                28,605,000        15,762,000        9,180,000
                                                    ---------------    --------------   --------------
                                                        90,701,000        89,756,000       60,793,000
                                                    ---------------    --------------   --------------

LOSS FROM OPERATIONS                                   (69,335,000)      (42,757,000)     (39,112,000)
                                                    ---------------    --------------   --------------
INTEREST:
     Income                                              8,491,000        12,866,000        4,473,000
     Expense (Note 5)                                   (2,286,000)       (3,112,000)      (1,426,000)
                                                    ---------------    --------------   --------------
                                                         6,205,000         9,754,000        3,047,000
                                                    ---------------    --------------   --------------
GAIN ON SALE OF ASSETS (Note 3)                          9,845,000                --               --
                                                    ---------------    --------------   --------------

LOSS  (Note 11)                                      $ (53,285,000)     $(33,003,000)    $(36,065,000)
                                                    ===============    ==============   ==============

LOSS PER SHARE  (Note 1)                             $       (2.19)           $(1.63)    $      (2.13)
                                                    ===============    ==============    =============

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                                 24,319,163        20,262,071       16,928,516
                                                    ===============    ==============    =============



  The accompanying notes are an integral part of these financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------

                                                    Additional                                                         Cumulative
                                        Common        Paid-in         Treasury       Deferred        Accumulated      Translation
                                        Stock         Capital          Stock       Compensation        Deficit         Adjustment
                                        -----         -------          -----       ------------        -------         ----------
BALANCE, JANUARY 1, 1994               $120,000      $98,995,000             $--       $(416,000)     $(35,614,000)        $20,000
Sales of common stock and warrants       58,000       82,400,000              --              --                --              --
Issuance of common stock upon
exercise of stock options
  and warrants                            5,000        1,279,000              --              --                --              --
Amortization of warrants in connection
  with Partnership transaction -
  1994 portion  (Notes 7 and 9)              --        1,376,000              --              --                --              --
Amortization of deferred
  compensation  (Note 7)                     --               --              --         416,000                --              --
Employee benefit plan (Note 8)               --          260,000              --              --                --              --
Treasury stock aquired                       --               --         (69,000)             --                --              --
Translation adjustment                       --               --              --              --                --           2,000
Loss                                         --               --              --              --       (36,065,000)             --
                                     ----------    -------------     -----------      ----------     -------------      ----------

BALANCE, DECEMBER 31, 1994              183,000      184,310,000         (69,000)             --       (71,679,000)         22,000
Sales of common stock                    40,000       84,197,000              --              --                --              --
Issuance of common stock upon
exercise of stock options
  and warrants                           15,000       16,425,000              --              --                --              --
Amortization of warrants in connection
  with Partnership transaction -
  1995 portion  (Notes 7 and 9)              --          815,000              --              --                --              --
Amortization of deferred
  compensation  (Note 7)                     --               --              --              --                --              --
Employee benefit plan (Note 8)               --          375,000              --              --                --              --
Treasury stock aquired                       --               --      (1,418,000)             --                --              --
Translation adjustment                       --               --              --              --                --          (8,000)
Loss                                         --               --              --              --       (33,003,000)             --
                                     ----------    -------------     -----------      ----------     -------------      ----------
BALANCE, DECEMBER 31, 1995              238,000      286,122,000      (1,487,000)             --      (104,682,000)         14,000

Issuance of common stock upon
exercise of stock options
  and warrants                            8,000        8,144,000              --              --                --              --
Restricted stock award plan                  --        2,073,000              --              --                --              --
Employee benefit plan (Note 8)               --          529,000              --              --                --              --
Treasury stock aquired                       --               --        (291,000)             --                --              --
Translation adjustment                       --               --              --              --                --         (57,000)
Loss                                         --               --              --              --       (53,285,000)             --
                                     ----------    -------------     -----------      ----------     -------------      ----------
BALANCE, DECEMBER 31, 1996             $246,000     $296,868,000     $(1,778,000)             --     $(157,967,000)       $(43,000)
                                     ==========    =============     ===========      ==========     =============      ==========

                                             Total
                                             -----
BALANCE, JANUARY 1, 1994                   $63,105,000
Sales of common stock and warrants          82,458,000
Issuance of common stock upon
exercise of stock options
  and warrants                               1,284,000
Amortization of warrants in connection
  with Partnership transaction -
  1994 portion  (Notes 7 and 9)              1,376,000
Amortization of deferred
  compensation  (Note 7)                       416,000
Employee benefit plan (Note 8)                 260,000
Treasury stock aquired                         (69,000)
Translation adjustment                           2,000
Loss                                       (36,065,000)
                                          ------------
BALANCE, DECEMBER 31, 1994                 112,767,000

Sales of common stock                       84,237,000
Issuance of common stock upon
exercise of stock options
  and warrants                              16,440,000
Amortization of warrants in connection
  with Partnership transaction -
  1995 portion  (Notes 7 and 9)                815,000
Amortization of deferred
  compensation  (Note 7)                          --
Employee benefit plan (Note 8)                 375,000
Treasury stock aquired                      (1,418,000)
Translation adjustment                          (8,000)
Loss                                       (33,003,000)
                                          ------------
BALANCE, DECEMBER 31, 1995                 180,205,000

Issuance of common stock upon
exercise of stock options
  and warrants                               8,152,000
Restricted stock award plan                  2,073,000
Employee benefit plan (Note 8)                 529,000
Treasury stock aquired                        (291,000)
Translation adjustment                         (57,000)
Loss                                       (53,285,000)
                                          ------------
BALANCE, DECEMBER 31, 1996                $137,326,000
                                          ============

  The accompanying notes are an integral part of these financial statements.

                         CEPHALON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        Year Ended December 31,
                                                                         -----------------------------------------------------
                                                                              1996                1995               1994
                                                                         --------------     ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Loss                                                                    $(53,285,000)       $(33,003,000)      $(36,065,000)
  Adjustments to reconcile loss to net cash
  used for operating activities:
     Depreciation and amortization                                           4,198,000           5,851,000          7,095,000
     Gain on sale of assets                                                 (9,845,000)                 --                 --
     Non-cash compensation expense                                           2,602,000                  --                 --
     (Increase) decrease in operating assets:
        Other current assets                                                 1,840,000          (5,773,000)        (1,443,000)
        Other long-term assets                                                 121,000             190,000           (543,000)
     Increase(decrease) in operating liabilities:
        Accounts payable                                                    (2,741,000)          2,159,000          1,045,000
        Accrued expenses                                                     2,947,000           4,224,000          4,277,000
        Advances from related party                                                 --                  --           (700,000)
        Other long-term liabilities                                            948,000             571,000            484,000
                                                                         --------------     ---------------    ---------------

        Net cash used for operating activities                             (53,215,000)        (25,781,000)       (25,850,000)
                                                                         --------------     ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Repayments from and (advances) to related party                                   --           4,337,000           (134,000)
  Purchases of property and equipment                                       (2,058,000)        (17,455,000)       (10,543,000)
  Sale leaseback of property and equipment                                     427,000             237,000         11,750,000
  Proceeds from sale of assets                                              17,192,000                  --                 --
  Sales and maturities (purchases) of investments, net                      30,325,000         (68,107,000)       (58,517,000)
                                                                         --------------     ---------------    ---------------

        Net cash provided by (used for) investing activities                45,886,000         (80,988,000)       (57,444,000)
                                                                         --------------     ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of common stock and warrants                                  --          84,237,000         82,458,000
  Proceeds from exercises of common stock options and warrants               8,516,000          14,387,000          1,541,000
  Principal payments on long-term debt                                      (3,919,000)        (17,426,000)       (12,319,000)
  Proceeds from long-term debt, net                                          1,838,000          21,073,000         18,117,000
                                                                         --------------     ---------------    ---------------

        Net cash provided by financing activities                            6,435,000         102,271,000         89,797,000
                                                                         --------------     ---------------    ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (894,000)         (4,498,000)         6,503,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 6,565,000          11,063,000          4,560,000
                                                                         --------------     ---------------    ---------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                     $ 5,671,000         $ 6,565,000       $ 11,063,000
                                                                         ==============     ===============    ===============

  The accompanying notes are an integral part of these financial statements.
                                    Page 42

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
--------

     Cephalon, Inc. ("Cephalon" or the "Company") seeks to discover and develop pharmaceutical products primarily for the treatment of neurological disorders such as amyotrophic lateral sclerosis ("ALS"), peripheral neuropathies, Alzheimer's disease and stroke. The Company also co-promotes, to neurologists in the United States, two approved proprietary drugs of Bristol-Myers Squibb Company ("BMS"). The Company has not received regulatory approval for the commercial sale of any of its proprietary products under development. The Company has funded its operations primarily from the proceeds of public and private placements of its equity securities and the receipt of payments under research and development agreements.

     The Company's business of developing and marketing pharmaceutical products is subject to a number of significant risks, including risks inherent in research and development activities and in conducting business in a highly regulated environment. The success of the Company depends to a large degree upon obtaining the Food and Drug Administration ("FDA") and foreign regulatory approval to market products currently under development. There can be no assurance that any of the Company's product candidates will be approved for any indication by any regulatory authority for marketing in any jurisdiction.


Principles of Consolidation
---------------------------

     The consolidated financial statements include the results of operations of the Company and its wholly owned subsidiaries. Intercompany transactions have been eliminated.


Pervasiveness of Estimates
--------------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fixed Assets and Depreciation
-----------------------------

     Buildings, property and equipment are stated at cost and depreciated using the straight-line method over the estimated lives of the assets, which range from three to forty years. Leasehold improvements are amortized on a straight-line basis over the life of the lease, or the expected useful life of the improvement, whichever is shorter. Property and equipment under capital leases are depreciated or amortized over the shorter of the lease term or the expected useful life of the assets. Fixed assets are subject to periodic review in accordance with Statement on Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-lived Assets;" however, no material adjustment has been recorded to date. Expenditures for maintenance and repairs are charged to expense as incurred, while major renewals and betterments are capitalized.


Stockholders' Equity
--------------------

     The Company has equity compensation plans for which it applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. The Company amortizes the value of any warrants issued in connection with a product development agreement against the related contract revenue in proportion to the gross revenue expected to be earned by the company over the life of the related agreement.

Revenue Recognition
-------------------

     On contracts in which the Company receives payments based upon the level of its related research and development expenses, revenues are recognized as the related expenses are incurred. On contracts which provide for milestone payments, revenues are recognized when all parties concur that the scientific results stipulated in the agreement have been achieved and collection is assured. On contracts which provide for payments based upon pre-determined rates for personnel working on the contract and reimbursement of third-party expenses, revenues are recognized as the work is performed and the third-party expenses are incurred.

     Payments received that relate to future performance are deferred and recognized as revenue over the specified future performance periods. Under the co-promotion agreement with Bristol-Myers Squibb Company ("BMS"), the Company recognizes revenue for certain sales when they are in excess of preestablished amounts (see Note 9). Under the supply agreement with Kyowa Hakko Kogyo Co., Ltd. ("Kyowa Hakko"), the Company recognizes revenue upon the shipment of clinical supplies (see Note 9).

Research and Development
------------------------

     All research and development costs, including the purchase of technology, are expensed as incurred.

Loss Per Share
--------------

     The loss per share calculation uses the weighted average number of shares outstanding. The computation excludes options, restricted stock awards and warrants outstanding for all periods presented since their inclusion would be antidilutive.



2.   CASH, CASH EQUIVALENTS AND INVESTMENTS

     At December 31, cash, cash equivalents and investments consisted of the following:



                                                                                                       1996              1995
                                                                                                   -----------      ------------
      Cash and cash equivalents...............................................................   $   5,671,000     $   6,565,000
      Reverse repurchase agreements collateralized by U.S. Treasury securities................       5,207,000        23,126,000
      U.S. Treasury bills and notes...........................................................     125,158,000       140,966,000
      Commercial paper........................................................................         983,000         7,410,000
      Other corporate obligations.............................................................       9,829,000                --
                                                                                                 -------------     -------------
                                                                                                 $ 146,848,000     $ 178,067,000
                                                                                                 -------------     -------------

     The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's investments consisted primarily of U.S. Treasury backed securities, high grade commercial paper and U.S. corporate obligations and asset-backed securities having AAA ratings.

     Investments in overnight reverse repurchase agreements are collateralized 102% by U.S. Treasury securities. These securities are held in a trust account with a commercial bank on behalf of the Company. The Company believes that the quantity and quality of the collateral are sufficient to secure its investment in these instruments.

     The Company considers its investments as being available for sale in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity." The Company classifies these investments as short-term and records them at fair market value. The unrealized gains and losses in each of the three years ended December 31, 1996 were immaterial. Certain of the Company's debt and lease agreements contain covenants that obligate the Company to maintain a custodial account and certain minimum cash and investment balances and financial ratios (see Note 5).

3.   PROPERTY AND EQUIPMENT:

      At December 31, property and equipment consisted of the following:


                                                                                              1996               1995
                                                                                           -----------        -----------
      Land and buildings.............................................................     $19,423,000        $19,405,000
      Laboratory and office equipment................................................      11,515,000         12,603,000
      Leasehold improvements.........................................................              --          2,123,000
      Manufacturing equipment........................................................              --          5,523,000
                                                                                          -----------        -----------
                                                                                          30,938,000          39,654,000
      Less allowances for depreciation and amortization..............................     (8,852,000)         (9,652,000)
                                                                                          -----------        -----------
      Property and equipment, net....................................................     $22,086,000        $30,002,000
                                                                                          ===========        ===========

     In November 1996, the Company sold the assets of its Beltsville, Maryland pilot-scale manufacturing facility for a total purchase price of $24,864,000. In the transaction, the Company received $17,192,000 in cash, transferred $7,712,000 of operating lease obligations to the purchaser and recorded a gain of $9,845,000.

     In March 1995, the Company purchased the two buildings currently housing its administrative offices and research facilities in West Chester, Pennsylvania, along with a third adjacent building for a total purchase price of $11,000,000.


4.   ACCRUED EXPENSES

      At December 31, accrued expenses consisted of the following:



                                                                                                1996                 1995
                                                                                             -----------         -----------
      Accrued compensation and benefits................................................      $  1,569,000        $    501,000
      Accrued professional and consulting fees.........................................         2,749,000             894,000
      Accrued clinical trial fees and related expenses.................................         3,177,000           5,021,000
      Accrued license fees and royalties...............................................           133,000           1,633,000
      Accrued co-promotion expenses....................................................           723,000             605,000
      Other accrued expenses...........................................................         6,435,000           1,462,000
                                                                                             ------------        ------------
                                                                                             $ 14,786,000        $ 10,116,000
                                                                                             ============        ============

5.   LONG-TERM DEBT

      At December 31, long-term debt consisted of the following:



                                                                                                 1996             1995
                                                                                             -----------      -----------
      Unsecured bank loan...............................................................     $  3,750,000     $  6,250,000
      Capital lease obligations.........................................................        1,102,000        1,503,000
      Mortgage loans....................................................................       17,286,000       17,822,000
                                                                                             ------------     ------------
                                                                                               22,138,000       25,575,000
      Less current portion..............................................................       (5,164,000)      (3,907,000)
                                                                                             ------------     ------------
      Long-term debt....................................................................     $ 16,974,000     $ 21,668,000
                                                                                             ============     ============

     Aggregate maturities of long-term debt for the next five years are as follows: 1997--$5,164,000; 1998--$1,454,000; 1999--$1,186,000; 2000--$1,194,000;
2001--$1,152,000. The current portion of long-term debt consists primarily of payments due on the unsecured bank loan.

     The Company paid interest of $1,388,000, $2,501,000, and $292,000 in 1996,
1995 and 1994, respectively. Interest payments in 1996 principally reflect payments made on the unsecured bank loan and mortgage loans. Interest payments in 1995 principally reflect payments made on the unsecured bank loan, mortgage loans and collaboration loan (see Note 10). Interest payments in 1994 principally reflect payments made on the unsecured bank loan and capital lease agreement.


     . Unsecured Bank Loan

     In June 1994, the Company entered into an unsecured four-year loan agreement with a commercial bank under which it borrowed $10,000,000. Principal payments of $625,000 with interest were due quarterly. Under the agreement, the interest rate was 1 1/2 percent over the London Interbank Offered Rate ("LIBOR") for periods selected by the Company. Under the terms of the loan agreement, the Company was required to maintain, in a custodial account, a cash and investments balance not less than the outstanding loan balance; however, there were no restrictions on the Company's ability to move funds into or out of this account. In March 1997, the Company repaid in full the balance due on the unsecured bank loan.


     . Collaboration Loan

     In connection with the collaboration with Chiron Corporation ("Chiron"), Chiron provided the Company with a revolving credit facility (the "Note"), to be used to fund certain collaboration related expenses (see Note 10). Outstanding balances under the Note bear interest at the greater of the prime rate or the "Applicable Federal Rate" and mature in January 2000. At December 31, 1996 and 1995, there were no outstanding balances under the Note (see Note 10).


     . Capital Lease Obligations

     The Company currently leases $1,745,000 of laboratory and production equipment under a February 1994 master lease agreement. Under the terms of the agreement, the Company must maintain a minimum balance in unrestricted cash and investments of $15,000,000 or deliver to the lessor an irrevocable letter of credit in the amount of the then outstanding balance due on all leased equipment. The agreement also provides the Company with an option to purchase the leased equipment. The Company makes annual principal and interest payments of approximately $600,000 under this four-year agreement. In connection with the sale of the Company's Beltsville, Maryland pilot-scale manufacturing facility in November 1996, $356,000 of outstanding capital lease obligations related to the facility were assumed by the purchaser.

     . Mortgage Loans

     In March 1995, the Company purchased the two buildings housing its administrative offices and research facilities in West Chester, Pennsylvania along with a third adjacent 49,000 square foot building for $11,000,000. The Company financed the purchase through the assumption of an existing $6,900,000 first mortgage and from $11,600,000 in mortgage loans provided by the Commonwealth of Pennsylvania (the "State Funding"), a portion of which was used to finance building improvements. $2,700,000 of State Funding was held in escrow to fund future improvements. In 1996 the Company withdrew $1,679,000 from the escrow for additional building improvements. At December 31, 1996 the remaining escrow balance, including earned interest, was $1,261,000. The first mortgage has a 15-year term with an annual interest rate of 9 5/8%. The State Funding has a 15-year term with an annual interest rate of 2%. The 2% interest rate is subject to increase to prime plus 2% if the Company fails to hire a specified number of new employees in Chester County, Pennsylvania by the end of 1999. The Company is accruing interest on this loan at the prime rate plus 2% until such time as it is reasonably assured of meeting the specified employment goals under the mortgage. The mortgage loans require annual aggregate principal and interest payments of $1,800,000. The mortgage loans are secured by the buildings and fixtures therein and a portion of the State Funding is also secured by all Company equipment located in Pennsylvania that is otherwise unsecured.


6.   COMMITMENTS AND CONTINGENCIES

     . Leases

     The Company leases certain of its offices and automobiles under operating leases. The Company's future annual minimum payments under these leases are approximately $483,000 for the period 1997 through 2001.

     Rent expense was $3,423,000, $3,518,000, and $1,480,000 in 1996, 1995, and
1994, respectively. The Company incurred maintenance and repairs expense of $1,197,000, $756,000, and $608,000 in 1996, 1995 and 1994, respectively.


     . Other

     The Company maintains a number of agreements to fund research by third parties. These agreements are generally renewable on an annual basis and provide the Company with the right to obtain royalty-bearing licenses to the results of the research. The Company has minimum funding commitments under these research agreements of $746,000 in 1997. The Company has funding commitments under several other cancelable agreements, including those entered into for the purpose of conducting clinical trials. Pursuant to the BMS Agreement, the Company is obligated to fund $1,250,000 in 1997 for promotional and support activities of Stadol NS targeting neurologists. In addition, the Company has obligations to make royalty, license and milestone payments under certain of its licensing and research and development agreements, including milestone payments of $2,000,000 and $268,000 upon regulatory approval of PROVIGIL (modafinil) in the United States and the United Kingdom, respectively.

     The purchaser of the Beltsville Facility, under the purchase agreement, has the right to seek indemnification from the Company during the first year after the sale for certain types of claims.

     . Related party

     Late in 1995, Cephalon Clinical Partners, L.P. (the "Partnership") depleted all of its available funding and will not provide further funding of MYOTROPHIN (rhIGF-I) development costs to the Company. The amount of additional funding required for further development will be determined by the Partnership's general partner in advance of each quarter, and each quarter, the Company will have the right, but not the obligation, to contribute to such funds.

     The Partnership granted the Company an exclusive license (the "Interim License") to manufacture and market MYOTROPHIN (rhIGF-I) within the United States, Canada and Europe (the "Territory") in return for certain royalty payments and a payment of approximately $16,000,000 (the "Milestone Payment") that is to be made if MYOTROPHIN (rhIGF-I) receives regulatory approval in the United States or certain other countries within the Territory. The Company has the option to pay the Milestone Payment in cash, common stock, or a combination thereof.

     The Company has a contractual option to purchase all of the limited partnership interests in the Partnership (the "Purchase Option"). To exercise the Purchase Option, Cephalon is required to make an advance payment of $40,275,000 in cash or, at Cephalon's election, $42,369,000 in shares of the Company's Common Stock, valued at the market price at the time the Purchase Option is exercised. The Purchase Option will become exercisable for a 45-day period commencing on the date which is the earlier of (a) the date which is the later of (i) the last day of the first month in which the Partnership shall have received Interim License payments equal to fifteen percent (15%) of the limited partners' capital contributions (excluding the Milestone Payment), and (ii) the last day of the 24th full month after the date of the Company's first commercial sale, if any, of MYOTROPHIN (rhIGF-I) within the Territory that generates a payment to the Partnership, and (b) the last day of the 48th full month after the date of such first commercial sale, if any, in the Territory. In addition to the advance payment, the exercise of the Purchase Option requires the Company to make future payments to the former limited partners for a period of eleven years after exercise at a royalty rate of 10.1% (reducing to 5.0% after a specified return is earned by the former limited partners) of MYOTROPHIN sales in the Territory, provided that royalties on MYOTROPHIN sales in Europe will only be paid to the extent necessary to meet specified sales targets. If the Company does not exercise the Purchase Option prior to its expiration date the Interim License will terminate and all development and marketing rights to MYOTROPHIN (rhIGF-I) in the Territory would revert to the Partnership, which may commercialize MYOTROPHIN (rhIGF-I) itself or license or assign its rights to a third party. The Company would not receive any benefits from any such commercialization.

     The Company's collaboration with Chiron is subject to the rights of the Partnership which has licensed the Company the right to develop MYOTROPHIN (rhIGF-I) in North America and Europe in return for receiving certain payments. The Company is solely responsible for making any royalty and milestone payments owed to the Partnership and is responsible for funding the Purchase Option if it exercises the option (see Note 9).

     . Legal proceedings

     The Company and certain of its officers have been named as defendants in a number of civil actions filed in the U.S. District Court for the Eastern District of Pennsylvania, which have been consolidated. Several of the plaintiffs have been designated by the Court, collectively, as the "lead plaintiff" for purposes of the Private Securities Litigation Reform Act of 1995. The consolidated complaint, filed in October 1996 by the lead plaintiffs, extended and expanded the class period to include purchasers of the Company's securities as well as options to purchase or sell those securities during the period between June 12, 1995 and June 7, 1996. Plaintiffs allege, based in part on statements and opinions expressed at the June 7, 1996 meeting of an FDA advisory committee, that earlier statements by the Company about the North American and European trial results were misleading. The plaintiffs seek unspecified damages and other relief. The Company's motion to dismiss the case is pending, and discovery related to the merits of the allegation in the complaint has been postponed until the motion is decided. The Company intends to vigorously defend the action. However, management believes that it is too early in the proceedings to predict the outcome of this action with any certainty.

7.   STOCKHOLDERS' EQUITY

     In August 1995, the Company completed a public offering of 3,450,000 shares of common stock at a price of $22.50 per share that, together with an additional 538,310 shares placed directly by the Company to Kyowa Hakko at a price of $21.17 per share, resulted in aggregate net proceeds of approximately $84,237,000.

     . Equity Compensation Plans

     The Company established the Stock Option Plan and the Equity Compensation Plan for its employees, directors and certain other individuals. The Company may grant either non-qualified or incentive stock options under both plans, and may also grant restricted stock awards under the Equity Compensation Plan. An aggregate of 5,500,000 shares of common stock have been reserved for the plans. A committee of the Board of Directors administers the plans and determines the terms of option grants and restricted stock awards. For incentive stock options, the exercise price may not be less than the fair market value of the stock on the date of grant. Options and restricted stock awards vest over various periods as established by the committee, which generally do not exceed four years from the date of grant, and expire no later than 10 years from the date of grant. Each option entitles the holder to purchase one share of common stock at the indicated exercise price.

     The Company applies APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. All options granted under the plans to date have been with exercise prices equal to the fair market value of the stock on the date of grant. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for its restricted stock awards. Had compensation cost for the Company's stock option plans been determined consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's loss and loss per share would have been increased by approximately $5,600,000 and $4,100,000, or $0.23 per share and $0.20 per share, for 1996 and 1995, respectively. The pro forma effect on the loss for 1996 and 1995 is not representative of the pro forma effect on earnings in future years since it does not take into consideration the pro forma compensation expense related to grants made prior to 1995. The fair value of each option granted during 1996 and 1995 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 56%, risk-free interest rate of 6.11% in 1996 and 6.48% in 1995, and an expected life of 6 years. The weighted average fair value at the date of grant for options granted during 1996 and 1995 was $11.48 and $9.76 per share, respectively. The weighted average contractual life of the outstanding stock options at December 31, 1996 is six years.

     The following table summarizes the aggregate option activity under both plans:

                                                                                                                 Weighted Average
                                                                            Activity        Exercise Price       Exercise Price
                                                                           ----------      ----------------         Per Share
                                                                                                                    ---------
      Balance outstanding, January 1, 1994............................     2,268,341         $  .10-$18.00            $9.03
          Granted.....................................................       741,900         $ 8.25-$16.75           $11.11
          Exercised...................................................      (402,756)        $  .10-$13.50            $0.74
          Canceled....................................................      (132,450)        $ 9.63-$16.75           $14.34
                                                                           ---------
      Balance outstanding, December 31, 1994..........................     2,475,035         $  .10-$18.00           $10.72
          Granted.....................................................       966,587         $ 7.06-$31.00           $13.23
          Exercised...................................................      (306,593)        $  .10-$16.75            $6.42
          Canceled....................................................      (192,332)        $ 7.06-$26.75           $12.39
                                                                           ---------
      Balance outstanding, December 31, 1995..........................     2,942,697         $  .15-$31.00           $17.72
          Granted.....................................................       583,835         $ 7.31-$30.50           $19.27
          Exercised...................................................      (140,574)        $  .15-$16.75            $7.83
          Canceled....................................................      (204,938)        $ 7.06-$31.00           $19.83
                                                                           ---------
      Balance outstanding, December 31, 1996..........................     3,181,020         $  .15-$31.00           $14.07
                                                                           =========

     Options to purchase 1,722,378, 1,273,646, and 1,000,796 shares of common stock were exercisable at an average exercise price of $11.88, $10.41 and $8.53 per share at December 31, 1996, 1995 and 1994, respectively. At December 31, 1996, 664,073 shares were available for future grants under the plans.

     During 1996 and 1995, restricted stock awards for 85,700 and 140,000 shares, respectively, were granted under the Equity Compensation Plan. The restricted stock awards generally vest in equal annual installments over four years. At December 31, 1996, 35,000 shares were vested. During 1996, the Company recognized compensation expense of $2,073,000 for these awards.

     During 1996 and 1995, the Company received proceeds of $1,127,000 and $1,968,000, respectively, from the exercise of stock options.

     . Warrants

     In February 1994, the Company issued to Chiron, a warrant to purchase 750,000 shares of common stock with an exercise price of $18.50 per share, which is exercisable until February 2002.

     In August 1992, the Company and Cephalon Clinical Partners, L.P. completed a private placement of 900 units. Each unit consists of a limited partnership interest in the Partnership and warrants to purchase 4,500 shares of the Company's common stock, resulting in the aggregate issuance of warrants to purchase 4,050,000 shares of common stock. In connection with the offering, including the sale of a Class B limited partnership interest, the Company issued warrants to purchase an additional 144,000 shares of common stock.

     In connection with the issuance of the partnership warrants, the Company entered into a product development agreement (the "Partnership Development Agreement") with the Partnership and obtained the option to purchase all of the limited partnership interests (see Notes 6 and 9). The Company credited the $4,030,000 value of the warrants to additional paid-in capital. The Company amortized the value of the warrants against contract revenue in proportion to the gross revenue earned by the Company over the life of that agreement. The Company recorded warrant amortization of $815,000 and $1,376,000 in 1995, and 1994, respectively.

     At December 31, 1996, warrants to purchase shares of the Company's common stock were outstanding as follows:



         Number of shares issuable                                                           Exercise Price
         upon exercise of warrants                     Exercise Period                         Per Share
         -------------------------              --------------------------                     ---------
                1,748,927                       September 1, 1993--August 31, 1997              $11.32
                                                September 1, 1997--August 31, 1999              $13.82
                  379,300                       September 1, 1994--August 31, 1999              $13.70
                   19,877                       September 1, 1993--August 31, 1999              $11.77
                  750,000                       February 9, 1994--February 8, 2002              $18.50

     During 1996 and 1995, 582,844 and 1,225,366 warrants were exercised, for an aggregate exercise price of $6,800,000 and $12,419,000, respectively. In 1994, 80,750 warrants were canceled.


     . Preferred Share Purchase Rights

     In November 1993, the Board of Directors of the Company declared a dividend distribution of one right ("Right") for each outstanding share of common stock. In addition, a Right attaches to and trades with each new issue of the Company's common stock. Each Right entitles each registered holder, upon the occurrence of certain events, to purchase from the Company a unit consisting of one one-hundredth of a share (a "Unit") of the Series A Junior Participating Preferred Stock of the Company (the "Preferred Shares"), or a combination of securities and assets of equivalent value, at a purchase price of $90.00 per Unit, subject to adjustment.



8.   QUALIFIED SAVINGS AND INVESTMENT PLAN

     The Company has a profit sharing plan pursuant to section 401(k) of the Internal Revenue Code, whereby eligible employees may contribute up to 15% of their annual salary to the plan, subject to statutory maximums. The plan provides for discretionary matching contributions by the Company in cash or a combination of cash and shares of the Company's common stock. For the years 1996, 1995 and 1994, the Company contribution was 100% of the first 6% of employee salaries contributed in the ratio of 50% cash and 50% Company stock. The Company contributed $1,106,000, $826,000 and $493,000 in cash and common stock to the plan for the years 1996, 1995 and 1994, respectively.


9.   REVENUES

     . Related Party--Cephalon Clinical Partners

     In August 1992, Cephalon exclusively licensed to the Partnership rights to MYOTROPHIN (rhIGF-I) for human therapeutic use within the United States, Canada and Europe (the "Territory") in return for a non-refundable license fee of $500,000. Through a concurrent offering of 900 limited partnership interests, the Partnership raised approximately $38,714,000 in net proceeds (payable to the Partnership in annual installments, the last of which was paid in August 1995) which it used to fund the development of MYOTROPHIN (rhIGF-I).

     In connection with the offering, the Partnership borrowed $4,435,000 from the Company in 1992. The loan and annual interest payments at 7 1/2% were secured by the limited partners' subscription amounts due. In September 1995, the Partnership paid the Company in full the principal balance outstanding of $4,435,000. The Company received annual interest payments in the amount of $333,000 in 1995 and 1994.

     The current general partner of the Partnership is a wholly-owned subsidiary of the Company, which owns 1% of the Partnership. The board of directors of the Partnership is 50% controlled by a third-party investor. The general partner cannot adversely modify the economic terms of the Partnership without a vote of the limited partners. The general partner may be removed at any time by a vote of the limited partners. The obligations of the general partner include i) enforcing agreements (described below) entered into by the Partnership, ii) prosecuting and defending the intellectual property owned by the Partnership and iii) entering into loan agreements and other transactions on behalf of the Partnership. No such borrowings, commitments, or obligations are outstanding.

     All interests in the general partner and the Partnership acquired by the Company have been recorded as in-process research and development expense in accordance with SFAS No. 2 "Accounting for Research and Development Costs." The Company believes that this approach is appropriate, because under applicable accounting rules, neither technological feasability nor alternative future uses of Myotrophin have yet been established.

     The Company is performing the development and clinical testing of MYOTROPHIN (rhIGF-I) on behalf of the Partnership under a research and development agreement with the Partnership (the "Partnership Development Agreement"). Under the Partnership Development Agreement, the Company's costs incurred to develop MYOTROPHIN (rhIGF-I) in the Territory were reimbursed by the Partnership to the extent of its available funds and subject each year to the Partnership Development Agreement budget for that year. The Partnership exhausted its available funding in 1995. Since that time, the Company has been funding the continued development of MYOTROPHIN (rhIGF-I) from its own cash resources. The amount of additional funding required for further development will be determined by the Partnership's general partner in advance of each quarter, and each quarter, the Company will have the right, but not the obligation, to contribute such funds.

     For the years ended December 1995 and 1994, the Company recorded revenue of $5,235,000 and $11,841,000, respectively, and incurred related budgeted expense of $5,500,000 and $12,015,000 for the same period under the Partnership Development Agreement, net of warrant amortization. For the years ended December 1995 and 1994, the Company incurred expenses of approximately $26,571,000 and $16,100,000, respectively, for which it was not reimbursed.

     In August 1995, the Company purchased 67 limited partnership interests (comprising an 8% non-controlling interest) in the Partnership at a cost of $3,350,000. The purchase did not include the warrants to purchase Cephalon's common stock included in the investment units initially sold to the limited partners. Twenty-seven and one-half limited partnership interests were cancelled following default on the installment payments to the Partnership by the limited partners. There are currently 805 1/2 limited partnership interests held by third parties.

     The Partnership granted the Company an exclusive license (the "Interim License") to manufacture and market MYOTROPHIN (rhIGF-I) within the Territory in return for certain royalty payments and a payment of approximately $16,000,000 (the "Milestone Payment") that is to be made if MYOTROPHIN (rhIGF-I) receives regulatory approval in the United States or certain other countries within the Territory. The Company has the option to pay the Milestone Payment in cash, common stock, or a combination thereof. The Company also entered into an agreement with each of the Partnership's limited partners under which it received the Purchase Option (see Note 6). If the Company were to make the Milestone Payment, exercise the Purchase Option, or purchase additional interests outside of the Purchase Option, a material charge to earnings could result, depending upon the development status of the underlying technology.

     The January 1994 collaboration between the Company and Chiron is subject to the rights of the Partnership (see Note 10).

Revenue--Contract

     The Company recorded other revenues under its other collaboration agreements for the year ended December 31, as follows:



                                                                                        1996             1995         1994
                                                                                     -----------      -----------   ---------
      Bristol-Myers Squibb.....................................................       $4,305,000     $  3,594,000   $ 533,000
      TAP Holdings.............................................................        6,022,000        5,243,000   5,100,000
      SmithKline Beecham.......................................................        2,855,000        2,790,000   2,708,000
      Kyowa Hakko Kogyo........................................................        1,775,000        1,711,000          --
      Schering-Plough..........................................................        3,000,000        2,250,000   1,500,000
      Chiron (see Note 10).....................................................       $3,409,000      $26,176,000   $      --

     . Bristol-Myers Squibb

     In July 1994, the Company and BMS entered into a co-promotion agreement under which Cephalon markets Stadol NS(R) (butorphanol tartrate) to neurologists in the United States. Stadol NS, which received U.S. marketing approval from the FDA in 1992, is indicated for the management of pain when the use of an opioid analgesic is appropriate. In February 1996, the Company and BMS entered into a new arrangement to co-promote to neurologists Serzone(R) (nefazodone hydrochloride), a treatment for depression which received U.S. marketing approval in 1995.

     The co-promotion agreements expire at the end of 1998 unless BMS and the Company elect to renew the arrangements. Under the agreements, Cephalon receives compensation based primarily on the percentage of prescriptions written by neurologists in excess of a predetermined base amount, is required to make a specified number of sales calls on neurologists and is obligated to fund certain neurology-focused promotional activities (see Note 6). The Company funded co-promotion activities in the amount of $1,250,000, $2,250,000 and $750,000 in 1996, 1995 and 1994, respectively. The 1995 revenues include $500,000 representing reimbursement of certain Phase IV clinical trial costs.


     . TAP Holdings Inc.

     In May 1994, the Company and TAP Holdings Inc. ("TAP") entered into a licensing and research and development collaboration to develop and commercialize certain compounds for the treatment of prostate disease in the United States. The compounds belong to a family of inhibitors from the Company's signal transduction modulator program. In July 1996, the Company and TAP amended the research and development agreement to include additional molecules and to expand the field to include all cancers.

     Under the terms of the agreement, the Company is to perform research and preclinical development of these compounds for which it is compensated quarterly by TAP, based on a contract rate per individual assigned to the program for that quarter and reimbursement of certain external costs, all subject to annual budgetary maximums. The research under the agreement may be extended for one-year periods. TAP may terminate the research under the agreement upon 90 days' prior written notice at the end of any extension period.

     TAP is responsible for conducting and funding all U.S. clinical trials and additional activities for regulatory submissions for U.S. marketing approval. The agreement provides for TAP to make milestone payments upon the achievement of specific events and to purchase commercial supplies of product from Cephalon at a price equal to a fixed percentage of sales plus royalties on product sales.

     . SmithKline Beecham p.l.c.

     In June 1993, the Company and SmithKline Beecham ("SB") entered into a collaboration for the research, development and commercialization of compounds that inhibit calpain, a protease that is believed to be an important mediator of cell death.

     Under the terms of the agreement, the Company is to perform research and preclinical development of these compounds for which it is compensated by SB, based on a contract rate per individual assigned to the program, subject to annual budgetary maximums. SB may terminate the research under the agreement in which case, in certain circumstances, the licenses granted by each company to the other also terminate and the technology provided by Cephalon reverts to Cephalon. In addition, SB may terminate the agreement as to any particular country covered by the collaboration, under certain circumstances, in which event the licenses granted by Cephalon to SB in that country terminate. The agreement is also subject to termination in customary circumstances such as a breach of contract by the other party.

     The Company may elect to co-promote, in the United States and certain other territories, up to a certain specified percentage of the sales of products resulting from the collaboration by paying to SB, during the development program, a share of the development costs equal to the percentage of co-promotion rights received. If the Company chooses to exercise its option to co-promote a product, it is required to reimburse SB for a portion of all research payments made to the Company by SB under the research agreement. Each party is to receive a percentage of the profits from co-promoted products equal to its specified percentage of co-promotion sales of such products. The Company also is to receive royalty payments on the non co-promotion sales. Should a product resulting from the collaboration receive marketing approval, the Company also is to receive certain milestone payments. SB is responsible for the manufacture of any products developed under the collaboration.


     . Kyowa Hakko Kogyo Co., Ltd.

     In May 1992, the Company licensed from Kyowa Hakko the patent rights to a class of small molecules which the Company has identified as signal transduction modulators. The Company is currently evaluating these and other newly synthesized compounds for their application in a number of neurodegenerative disorders, including Alzheimer's disease, as well as potential applications outside neurology.

     Under the terms of the license, the Company has exclusive marketing rights to these compounds in the United States and has an option to acquire semi-exclusive marketing rights in Japan. Kyowa Hakko and the Company each have semi-exclusive marketing rights throughout the rest of the world, including Europe. Pursuant to the arrangement, Kyowa Hakko is to supply the molecules in bulk form and the Company will pay Kyowa Hakko for commercial supplies as well as royalties on product sales. The royalty and supply costs, which are to be negotiated in the future, are subject to a specified maximum amount of the Company's net sales of the licensed product. Cephalon has obtained an option to acquire the exclusive rights to develop compounds for prostate cancer in Europe, Canada, Mexico and the United States, which include the compound now being developed in the United States in collaboration with TAP. In return for the exclusive European rights, Kyowa Hakko would receive exclusive rights to develop the compound for prostate cancer in Asia and would receive a royalty on European sales of the compound by Cephalon.

     The license agreement will automatically terminate if the Company discontinues the development of licensed molecules because of lack of safety or efficacy. The agreement also is subject to termination in customary circumstances, such as a breach of contract by the other party.

     In July 1993, the Company entered into a separate agreement with Kyowa Hakko providing for the development of MYOTROPHIN (rhIGF-I) for the treatment of neurological disorders, including ALS, in Japan. Kyowa Hakko is funding product development activities in Japan, is conducting human clinical trials in Japan and is responsible for seeking authorization to market MYOTROPHIN (rhIGF-I) in Japan for the treatment of neurological disorders. The Company will receive certain licensing, milestone and royalty payments. The Company will supply MYOTROPHIN (rhIGF-I) at its cost to Kyowa Hakko for use in Japanese clinical trials, and has agreed to supply the product for Kyowa Hakko's commercial use. Under certain circumstances, the Company has an option to co-promote MYOTROPHIN (rhIGF-I) in Japan.

      The Company may terminate the agreement if (i) Kyowa Hakko fails to file for marketing approval of MYOTROPHIN (rhIGF-I) in Japan within five years from the date of the agreement, except where such failure is not within Kyowa Hakko's control or (ii) if Kyowa Hakko discontinues the development of MYOTROPHIN (rhIGF-I) because of a lack of its safety or efficacy. The agreement also is subject to termination in customary circumstances, such as a breach of contract by the other party.

      . Schering-Plough

      In May 1990, the Company and Schering-Plough Corporation, through its subsidiary Schering Corporation ("SP"), entered into an agreement under which the Company conducted a research program to identify inhibitors of beta-amyloid as potential therapeutic agents for the treatment of Alzheimer's disease and other neurodegenerative diseases. SP recently decided to conclude its funding of the research program with the Company.

      SP retains an exclusive, world-wide royalty-bearing license to the products developed under the research programs. SP has the primary responsibility for conducting clinical development of any product candidates emerging from the research program and Cephalon is to receive milestone payments as well as royalties on product sales. The Company may elect to co-promote in the United States a specified percentage of the sales of products resulting from the collaboration by paying to SP, during the development program, a specified share of the development costs. The Company will receive no royalty in any territory in which it elects to co-promote.

      The provisions of the agreement continue after the research funding ends, including Cephalon's non-exclusive right to use the technology developed in the program. The Company intends to continue research in the beta-amyloid field using its own resources. Under the terms of the agreement with SP, the Company may not conduct the same research as the funded research program with a third party until the end of 1997.


10.   RESEARCH AND DEVELOPMENT

      . Chiron Corporation

      Since January 1994, the Company and Chiron have collaborated in the development of MYOTROPHIN (rhIGF-I) in the neurological field, for commercialization in all countries of the world other than Japan. Under the agreement, Chiron contributed its intellectual property rights within the neurology field related to certain compounds, including rhIGF-I. The Company contributed certain patent rights related to MYOTROPHIN (rhIGF-I), subject to the rights of the Partnership (see Note 9).

      The Company and Chiron have established joint committees to develop and oversee the clinical and marketing strategies and budgets for compounds to be developed under the collaboration. The program selected in 1994 by the joint committee for development by the collaboration was MYOTROPHIN (rhIGF-I) for the treatment of ALS in North America. In September 1995, Chiron exercised its option to include MYOTROPHIN for the treatment of ALS in Europe in the collaboration program by paying to the Company one-half of the related development costs incurred by the Company from October 1993 and related interest. The joint committee also agreed to include MYOTROPHIN (rhIGF-I) for the treatment of certain peripheral neuropathies into the collaboration. The collaboration is currently developing MYOTROPHIN (rhIGF-I) for the treatment of ALS and certain peripheral neuropathies. Under the collaboration, as amended in January 1995, each party funded its own collaboration-related expenses through 1994. Chiron provided the Company with a revolving credit facility to assist the Company in funding its portion of costs.

      During the year ended December 31, 1995, the Company drew down $5,274,000 against the Note and repaid in full the outstanding balance of $13,882,000 and related interest of $315,000. In September 1995, the Company and Chiron adjusted their contributions to the collaboration program to result in equal aggregate funding by each party through that date and agreed to fund equal amounts of MYOTROPHIN program costs thereafter. As a result of this equalization, the Company received $22,929,000 from Chiron representing reimbursement of the Company's prior costs incurred for the peripheral neuropathy and European ALS programs and payment to equalize the companies' funding of the North American ALS program costs incurred by the Company through September 1995. The Company also received interest on the reimbursement payments in the amount of $2,051,000. At December 31, 1996, $2,465,000 was receivable from Chiron for unreimbursed estimated fourth quarter 1996 costs.

      Profits and losses from the marketing of MYOTROPHIN (rhIGF-I) for the treatment of ALS and certain peripheral neuropathies in North America, the countries of the European Community and certain other European countries ("Western Europe") generally will be shared equally by the Company and Chiron. In addition, the Company will receive a royalty on sales of MYOTROPHIN (rhIGF-I), if any, in Western Europe to treat ALS. Chiron is to market the products in the collaboration's territory outside of North America and Western Europe, in return for royalties to the collaboration, which also will be shared equally by the Company and Chiron.

      The collaboration may be terminated by either party if there is no reasonable basis for developing any of the collaboration's compounds. If the Company is the non-terminating party, it may continue to license the technology or require Chiron to supply product on a "cost plus" basis for a certain period of time. In addition to customary termination events such as breach by the other party, the agreement also is subject to termination if Cephalon does not exercise the Purchase Option (see Note 9).

      Under the collaboration, Chiron has an option to obtain the Company's IGF-I technology outside the neurology field for compensation to be determined if such option is exercised.

      The Company's collaboration with Chiron is subject to the rights of the Partnership, which has licensed the Company the right to develop MYOTROPHIN (rhIGF-I) in North America and Europe in return for receiving certain payments. The Company is solely responsible for making any royalty and milestone payments owed to the Partnership and is responsible for funding the Purchase Option if it exercises the option (see Note 9).

      The Company, in collaboration with Chiron, recently filed an NDA with the FDA requesting that MYOTROPHIN (rhIGF-I) be approved for the treatment of ALS in the United States, and a marketing authorization application is being prepared for filing in Europe.


      . Laboratoire L. Lafon

      In January 1993, the Company licensed from Laboratoire L. Lafon ("Lafon"), a French pharmaceutical company, the exclusive rights in the United States and Mexico to develop, market and sell PROVIGIL (modafinil). The license was expanded in July 1993 to add the United Kingdom and the Republic of Ireland and was further expanded in September 1995 to include Japan. The agreement provides for annual fees to be paid to Lafon to maintain the license to modafinil in each of the years 1993 through 1997. Annual maintenance fees in the amount of $1,633,000, $1,633,000 and $1,133,000 were paid to Lafon in the years 1996, 1995 and 1994, respectively, and recorded as research and development expense.

      Under the terms of this arrangement, Lafon is to supply finished product for the Company's use in conducting clinical trials, and is to supply modafinil in bulk form for the Company's commercial uses in its territories. Trademark and license royalties are payable to Lafon upon commercial sales of PROVIGIL (modafinil) by Cephalon, in addition to compensation based upon product sales payable under the supply agreement.

      The Company's rights in Japan are contingent upon entering into an agreement for commercialization of PROVIGIL (modafinil) with a Japanese partner by August 1997. The agreement also is subject to termination in customary circumstances, such as a breach of contract by the other party.

      The Company recently submitted an NDA with the FDA requesting that PROVIGIL (modafinil) be approved for the treatment of the excessive daytime sleepiness associated with narcolepsy. The Company is to pay Lafon certain milestone payments upon regulatory approval (see Note 6).


11.   INCOME TAXES

      At December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $75,000,000, which will begin to expire in 2003. The net operating loss carryforwards differ from the accumulated deficit principally due to differences in the recognition of certain research and development expenses for financial and federal income tax reporting.

      The amount of net operating loss carryforwards which can be utilized in any one period will be limited by federal income tax regulations since a cumulative change in ownership of more than 50% has occurred within a three year period. The Company does not believe that such limitation will have a material adverse impact on the utilization of its carryforwards.

      Significant components of the Company's deferred tax assets for federal and state income taxes as of December 31, is as follows:

                                                                                                        1996             1995
                                                                                                   ------------     -------------

Net operating loss carryforwards.............................................................      $ 25,550,000     $  21,144,000
Capitalized research and development expenditures............................................        23,638,000        17,832,000
Other--net....................................................................................          257,000          (381,000)
                                                                                                   ------------     -------------
Total deferred tax assets....................................................................        49,445,000        38,595,000
Valuation allowance for deferred tax assets..................................................       (49,445,000)      (38,595,000)
                                                                                                   ------------     -------------
Net deferred tax assets......................................................................      $         --     $          --
                                                                                                   ============     =============

      A valuation allowance was established for 100% of the deferred tax assets as realization of the tax benefits is not assured.


12.   SUBSEQUENT EVENTS

      In 1997 the Company announced an agreement to issue, in a private placement, $30,000,000 of senior convertible notes. The convertible notes mature in January 1998 and bear interest at a rate of seven percent per annum. The Company will record the notes at their face value and accrue interest at the seven percent rate on the outstanding amount of the notes. The notes are convertible into common stock of the Company, subject to certain limitations, at a six percent discount to a market price formula at the time of conversion. If not converted into common stock prior to maturity, the securities will be exchanged for 10 3/4% debentures which mature in 2013. The convertible notes cannot be converted at a price less than $25 per share until 75 days after the effectiveness of the registration statement. The Company may redeem the notes, at a redemption price equal to 110 percent of the outstanding principal amount plus interest, if the conversion price falls below approximately $21 per share. The closing of the placement is subject to the effectiveness of a registration statement filed by the Company with the Securities and Exchange Commission covering the resale by the investors of up to 1,430,000 shares of common stock issuable upon conversion of the convertible notes.

ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

      None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The names, ages and positions held by the directors and executive officers of the Company are as follows:

           Name                                        Age                      Position
           ----                                        ---                      --------
Frank Baldino, Jr., Ph.D...........................     43    Director, President and Chief Executive Officer and
                                                              founder of the Company

Bruce A. Peacock...................................     45    Director, Executive Vice President and Chief Operating
                                                              Officer

J. Kevin Buchi.....................................     41    Senior Vice President, Finance and Chief Financial Officer

Joseph J. Day, Jr..................................     55    Senior Vice President, Worldwide Business Development

Peter E. Grebow, Ph.D..............................     50    Senior Vice President, Drug Development

Barbara S. Schilberg...............................     47    Senior Vice President, Secretary and General Counsel

Jeffry L. Vaught, Ph.D.............................     46    Senior Vice President, Research

Kenneth P. Wolski..................................     54    Senior Vice President, Worldwide Clinical Research and
                                                              Regulatory Affairs

William P. Egan(1).................................     52    Director

Robert J. Feeney, Ph.D.(2).........................     71    Director

Martyn D. Greenacre(1).............................     55    Director

Kevin E. Moley(1)..................................     50    Director

Horst Witzel, Dr.-Ing.(2)..........................     69    Director

-------------------------------------------------------------------
(1)    Members of the Audit Committee of the Board of Directors.
(2) Members of the Stock Option and Compensation Committee of the Board of Directors.

     All directors hold office until the next annual meeting of the stockholders of the Company and until their successors are elected and qualified or until their earlier resignation or removal.

     All executive officers are elected annually by the Board of Directors to serve in their respective capacities until their successors are elected and qualified or until their earlier resignation or removal.

     Dr. Baldino, the founder of the Company, has served as President, Chief Executive Officer and a director since its inception. Dr. Baldino holds several adjunct academic appointments, including Adjunct Professor of Pharmacology at Temple University Medical School, Adjunct Professor of Physiology and Biophysics and Adjunct Professor of Neurology at Hahnemann University. Dr. Baldino received his Ph.D. degree from Temple University. Dr. Baldino currently serves as a director of ViroPharma, Inc., Integrated Systems Consulting Group and Adolor Corporation.

     Mr. Peacock has served as a director, Executive Vice President and Chief Operating Officer since February 1994. For the previous two years, Mr. Peacock served as Executive Vice President and Chief Financial Officer and Treasurer of the Company. From 1982 to January 1992, Mr. Peacock was employed by Centocor, Inc., a biopharmaceutical company, most recently as Senior Vice President and Chief Financial Officer, Treasurer and

Assistant Secretary. Mr. Peacock holds a B.A. degree from Villanova University and is a Certified Public Accountant.

     Mr. Buchi joined the Company as Controller in March 1991 and held several financial positions with the Company prior to being appointed Vice President, Finance and Chief Financial Officer in June 1995. Between 1985 and 1991
Mr. Buchi served in a number of financial positions with E.I. duPont de Nemours and Company. Mr. Buchi received his M.M. degree from the J.L. Kellogg Graduate School of Management in 1982 and is a certified public accountant.

     Mr. Day joined the Company in October 1994 as Senior Vice President, Worldwide Business Development. Before joining the Company, he served as Vice President of Business Development with the Wyeth-Ayerst Division of American Home Products Corp. from May 1990 to September 1994.

     Dr. Grebow has headed the Company's drug development operations since joining the Company in January 1991 and currently serves as Senior Vice President, Drug Development. From 1988 to 1990, Dr. Grebow served as Vice President of Drug Development for Rorer Central Research, a division of Rhone-Poulenc Rorer Pharmaceuticals Inc., a pharmaceutical company. Dr. Grebow received his Ph.D. degree in Chemistry from the University of California, Santa Barbara.

     Ms. Schilberg joined the Company as Vice President, Secretary and General Counsel in June 1994. From 1989 to 1994, she was a partner in the Business and Finance section of the law firm of Morgan, Lewis & Bockius. Ms. Schilberg received a J.D. degree from the University of Virginia.

     Dr. Vaught has headed the Company's research operations since joining the Company in August 1991 and currently serves as Senior Vice President, Research. Prior to joining the Company, Dr. Vaught served as Assistant Director, CNS Research, for the R.W.J. Pharmaceutical Research Institute, a subsidiary of Johnson & Johnson, a pharmaceutical and consumer products company and CNS Therapeutic Team Leader for Johnson & Johnson sector management from 1990 to 1991. Dr. Vaught received his Ph.D. degree from the University of Minnesota.

     Dr. Wolski joined Cephalon in January 1997 as Senior Vice President, Worldwide Clinical Research and Regulatory Affairs. Dr. Wolski has 17 years of clinical research and drug development experience, most recently serving as Vice President, Medical Operations at Bristol-Myers Squibb Company from 1996 until January 1997. From 1993 to 1996, Dr. Wolski was Executive Vice President, Research and Development of Pfizer, Inc., Japan. He served as Vice President, Strategy and Policy of Merck Research Laboratories from 1991 to 1993. Dr. Wolski received his doctor of medicine degree from Northwestern University.

     Mr. Egan was elected to the Board of Directors in 1988. Since 1979,
Mr. Egan has served as President of Burr, Egan, Deleage & Co., a venture capital company. He also is a general partner of ALTA Communications VI, L.P., a venture capital firm founded in 1996. Mr. Egan currently serves as a director of Broderbund Software, Inc.

     Dr. Feeney was elected to the Board of Directors in 1988. Since October 1987, Dr. Feeney has served as a general partner of Hambrecht & Quist Life Science Technology Fund, a life sciences venture capital fund affiliated with Hambrecht & Quist Incorporated. For 37 years prior thereto, Dr. Feeney was employed at Pfizer Inc., a pharmaceutical company, and last served as its Vice President of Licensing and Development. Dr. Feeney currently serves as a director of QLT PhotoTherapeutics Inc.

     Mr. Greenacre was appointed to the Board of Directors in October 1992.
From 1993 to 1996, Mr. Greenacre served with Zynaxis Inc., a biopharmaceutical company, as President, Chief Executive Officer and a director. From 1989 to 1992, Mr. Greenacre served as Chairman Europe, SmithKline Beecham Pharmaceuticals. He joined SmithKline & French, the predecessor to SmithKline Beecham, in 1973 where he held increasingly responsible positions in commercial operations and management. Mr. Greenacre currently serves as a director of IBAH, Inc., Creative Biomolecules, Inc., and Genset s.a.

     Mr. Moley was appointed to the Board of Directors in 1994. In January 1996, Mr. Moley was appointed president and CEO of Integrated Medical Systems, where he has served as a director since 1994. From February 1993 to December 1995, Mr. Moley was Senior Vice President of PCS Health Systems, a provider of prescription management services. From 1984 to 1993 he held positions of increasing responsibility with the U.S. Department of Health and Human Services.

     Dr. Witzel was appointed to the Board of Directors in January 1991. From 1986 until his retirement in 1989, Dr. Witzel served as the Chairman of the Board of Executive Directors of Schering AG (a German pharmaceutical company) and, prior to 1986, was a member of the Board of Executive Directors in charge of Production and Technology. Dr. Witzel currently serves as a director of The Liposome Company, Inc. and Aastrom Biosciences, Inc.

ITEM 11.   EXECUTIVE COMPENSATION

      The information required by Item 11 is incorporated by reference to the information under the caption "Compensation of Executive Officers and Directors" in the Company's definitive proxy statement for the 1997 annual meeting of stockholders.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by Item 12 is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 1997 annual meeting of stockholders.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1997 annual meeting of stockholders.


                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements

      The following is a list of the consolidated financial statements of the Company and its subsidiaries and supplementary data included in this report under Item 8.

      Report of Independent Public Accountants.

      Consolidated Balance Sheets as of December 31, 1996 and 1995.

      Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994.

      Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994.

      Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

      Notes to Consolidated Financial Statements.


Schedules

      All schedules are omitted because they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.


Reports on Form 8-K

      No reports on Form 8-K were filed during the fourth quarter.

Exhibits

      The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parenthesis.

  Exhibit
  -------
    No.
    ---

   *3.1        Restated Certificate of Incorporation, as amended.

   *3.2        Bylaws of the Registrant, as amended.

   4.1 Specimen copy of stock certificate for shares of Common Stock of the Registrant (Exhibit 4.1)(11).

   4.2 Rights Agreement, dated as of November 12, 1993, between Cephalon, Inc. and Chemical Bank, as Rights Agent (Exhibit 4.1)(10).

   10.1 Letter agreement dated March 22, 1995, between Cephalon, Inc. and the Salk Institute for Biotechnology Industrial Associates, Inc. (Exhibit 99.1)(17).

   10.2(a) An Agreement, dated May 23, 1990, between Cephalon, Inc. and Schering Corporation, a wholly-owned subsidiary of Schering-Plough Corporation (Exhibit 10.6)(2)(19).

   10.2(b) Amendment dated June 20, 1994 amending Agreement between Cephalon, Inc. and Schering Corporation (16).

   10.2(c) Amendment No. 2 dated November 27, 1995 amending Agreement between Cephalon, Inc. and Schering Corporation (Exhibit 10.2(c))(19).

   10.3 Stock Purchase Agreement dated July 28, 1995, between Cephalon, Inc. and Kyowa Hakko Kogyo Co., Ltd. (Exhibit 99.3)(18).

   10.4(a) License Agreement, dated May 15, 1992, between Cephalon, Inc. and Kyowa Hakko Kogyo Co., Ltd. (Exhibit 10.6)(4)(19).

   10.4(b) Letter agreement dated March 6, 1995 amending License Agreement between Cephalon, Inc. and Kyowa Hakko Kogyo Co., Ltd. (Exhibit 10.4(6)) (16)(20).

   10.5(a) Supply Agreement, dated January 20, 1993, between Cephalon, Inc. and Laboratoire L. Lafon (Exhibit 10.1)(7)(19).

   10.5(b) License Agreement, dated January 20, 1993, between Cephalon, Inc. and Laboratoire L. Lafon (Exhibit 10.2)(7)(19).

   10.5(c) Trademark Agreement, dated January 20, 1993, between Cephalon, Inc. and an affiliate of Laboratoire L. Lafon (Exhibit 10.3)(7)(19).

   10.5(d) Amendment to License Agreement and Supply Agreement, dated July 21, 1993, between Cephalon, Inc. and Laboratoire L. Lafon (Exhibit 10.1)(11)(12).

   10.5(e) Amendment to Trademark Agreement, dated July 21, 1993, between Cephalon, Inc. and an affiliate of Laboratoire L. Lafon (Exhibit 10.2)(12)(19).

   10.5(f) Amendment No. 3 to License Agreement dated June 8, 1995, Cephalon, Inc. and Laboratoire L. Lafon (Exhibit 99.2)(17).

   10.5(g) Amendment No. 4 to License Agreement and Supply Agreement dated August 23, 1995, Cephalon, Inc. and Laboratoire L. Lafon (Exhibit 10.5(g))(19).

   +10.6(a) Cephalon, Inc. Amended and Restated 1987 Stock Option Plan (Exhibit 10.7)(4).

   +10.6(b)      Cephalon, Inc. Equity Compensation Plan (Exhibit 10.6(6))(19).

   +10.6(c) Cephalon, Inc. Non-Qualified Deferred Compensation Plan (Exhibit 10.6(c))(11).

   10.7 Form of Note Purchase Agreement, dated as of January 15, 1997, between Cephalon, Inc. and the several purchasers of Cephalon's Senior Convertible Notes, without exhibits (10.1)(20).

   10.8(a) Stadol NS Co-promotion Agreement between Cephalon, Inc. and Bristol-Myers Squibb Company, dated as of July 22, 1994 (Exhibit 99.1)(15).

   10.8(b) Amendment No. 1 dated August 29, 1995 amending Agreement between Cephalon, Inc. and Bristol-Myers Squibb Company (Exhibit 10.8(b))(19).

   10.8(c) Amendment No. 2 dated February 8, 1996 amending Agreement between Cephalon, Inc. and Bristol-Myers Squibb Company (Exhibit 10.8(c))(19).

   10.8(d) Serzone Co-promotion Agreement between Cephalon, Inc. and Bristol-Myers Squibb Company, dated as of February 8, 1996 (Exhibit 10.8(d))(19).

   10.9          Deliberately omitted.

   10.10(a) Amended and Restated Agreement of Limited Partnership, dated as of June 22, 1992, by and among Cephalon Development Corporation, as general partner, and each of the limited partners of Cephalon Clinical Partners, L.P. (Exhibit 10.1)(6).

   10.10(b) Amended and Restated Product Development Agreement, dated as of August 11, 1992, by and between the Registrant and Cephalon Clinical Partners, L.P. (Exhibit 10.2)(6).

   10.10(c) Purchase Agreement, dated as of August 11, 1992, by and between the Registrant and each of the limited partners of Cephalon Clinical Partners, L.P. (Exhibit 10.3)(6).

   10.10(d) Form of Series A Warrant to purchasers of Units including a limited partnership interest in Cephalon Clinical Partners, L.P. (Exhibit 10.4)(6).

   10.10(e) Form of Series B Warrant to purchasers of Units including a limited partnership interest in Cephalon Clinical Partners, L.P. (Exhibit 10.5)(6).

   10.10(f) Incentive Warrant to purchase 115,050 shares of Common Stock of the Registrant issued to PaineWebber Incorporated (Exhibit 10.6)(6).

   10.10(g) Fund Warrant to purchase 19,950 shares of Common Stock of the Registrant issued to PaineWebber R&D Partners III, L.P. (Exhibit 10.7)(6).

   10.10(h) Pledge Agreement, dated as of August 11, 1992, by and between Cephalon Clinical Partners, L.P. and the R Registrant (Exhibit 10.8)(6).

   10.10(i) Promissory Note, dated as of August 11, 1992, issued by Cephalon Clinical Partners, L.P. to the Registrant (Exhibit 10.9)(6).

   10.10(j) Form of Promissory Note, issued by each of the limited partners of Cephalon Clinical Partners, L.P. to Cephalon Clinical Partners, L.P. (Exhibit 10.10)(6).

   10.11 Supply, Distribution and License Agreement, dated as of July 27, 1993, by and between Kyowa Hakko Kogyo Co., Ltd. and Cephalon, Inc. (Exhibit 10.3)(12).

   10.12(a) Agreement between Cephalon, Inc. and Chiron Corporation dated as of January 7, 1994 (Exhibit 10.1)(13).

   10.12(b) Letter agreement dated January 13, 1995 amending Agreement between Cephalon, Inc. and Chiron Corporation (Exhibit 10.12(b))(16).

   10.12(c) Letter agreement dated May 23, 1995 amending Agreement between Cephalon, Inc. and Chiron Corporation (19).

   *10.13(b)     Amendment dated June 28, 1996 amending Agreement between
                 Cephalon, Inc. and TAP Holdings Inc.(21)

   10.13(a) Agreement between Cephalon, Inc. and TAP Holdings Inc. (formerly TAP Pharmacueticals Inc.) dated as of May 17, 1994 (Exhibit 99.2)(14)(19).

   10.14 Collaborative Agreement between Cephalon, Inc. and SmithKline Beecham plc dated June 8, 1993 (Exhibit 99.2)(9)(16).

   *21           Subsidiaries of Cephalon, Inc.

   *23.1         Consent of Arthur Andersen LLP.

   *23.2         Consent of Clark & Elbing LLP.

   *24 Power of Attorney (included on the signature page to this Form 10-K Report).

   *27           Financial Data Schedule

------------------------------
  *        Filed herewith.
  + Compensatory plan required to be filed as an exhibit to this annual report on Form 10-K.
  (1) Filed as an Exhibit to the Registration Statement on Form S-1 filed on March 15, 1991.
  (2) Filed as an Exhibit to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-39413) filed on April 19, 1991.
  (3) Filed as an Exhibit to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 33-39413) filed on April 22, 1991.
  (4) Filed as an Exhibit to the Transition Report on Form 10-K for transition period from January 1, 1991 to December 31, 1991, as amended by Amendment No. 1 filed in September 4, 1992 on Form 8.
  (5) Filed as an Exhibit to the Company's Current Report on Form 8-K filed on December 31, 1992.
  (6) Filed as an Exhibit to the Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.
  (7) Filed as an Exhibit to the Registration Statement on Form S-3 (Registration No. 33-58006) filed on February 8, 1993.

  (8) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
  (9) Filed as an Exhibit to the Company's Current Report on Form 8-K dated June 8, 1993.
 (10) Filed as an Exhibit to the Company's Current Report on Form 8-K filed on November 12, 1993.
 (11) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
 (12) Filed as an Exhibit to the Registration Statement on Form S-3 (Registration No. 33-73896) filed on January 10, 1994.
 (13) Filed as an Exhibit to the Company's Current Report on Form 8-K dated on January 10, 1994.
 (14) Filed as an Exhibit to the Company's Current Report on Form 8-K dated May 17, 1994.
 (15) Filed as an Exhibit to the Company's Current Report on Form 8-K dated July 22, 1994.
 (16) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
 (17) Filed as an Exhibit to the Registration Statement on Amendment No. 1 to Form S-3 (Registration No. 33-93964) filed on June 30, 1995.
 (18) Filed as an Exhibit to the Registration Statement on Amendment No. 2 to Form S-3 (Registration No. 33-93964) filed on July 31, 1995.
 (19) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
 (20) Filed as an Exhibit to the Registration Statement on Form S-3 (Registration No. 333-20321) filed on January 24, 1997.
 (21) Portions of the Exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 1997              CEPHALON, INC.


                                       By: /s/ FRANK BALDINO, JR., PH.D.
                                          -------------------------------------
                                               Frank Baldino, Jr., Ph.D.
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Each person in so signing also makes, constitutes and appoints Frank Baldino, Jr. or Bruce A. Peacock, and each of them acting alone, his true and lawful attorney-in-fact, with full power of substitution, to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.


         Signature                        Title                                Date
         ---------                        -----                                ----
By: /s/ FRANK BALDINO, JR., PH.D.      President, Chief Executive          March 12, 1997
------------------------------------       Officer and Director
      Frank Baldino, Jr., Ph.D.            (Principal executive
                                           officer)

By: /s/ BRUCE A. PEACOCK               Executive Vice President,           March 12, 1997
------------------------------------       Chief Operating Officer
      Bruce A. Peacock                     and Director


By: /s/ J. KEVIN BUCHI                 Senior Vice President, Finance      March 12, 1997
------------------------------------       and Chief Financial Officer
      J. Kevin Buchi                       (Principal financial and
                                           accounting officer)

By: /s/ WILLIAM P. EGAN                Director                            March 12, 1997
------------------------------------
      William P. Egan


By: /s/ ROBERT J. FEENEY, PH.D.        Director                            March 12, 1997
------------------------------------
      Robert J. Feeney, Ph.D.


By: /s/ MARTYN D. GREENACRE            Director                            March 12, 1997
------------------------------------
      Martyn D. Greenacre


By: /s/ KEVIN E. MOLEY                 Director                            March 12, 1997
------------------------------------
      Kevin E. Moley


By: /s/ HORST WITZEL, DR.-ING.         Director                            March 12, 1997
------------------------------------
      Horst Witzel, Dr.-Ing.

                                 Exhibit Index



  Exhibit
  -------
    No.
    ---
    3.1        Restated Certificate of Incorporation, as amended.

    3.2        Bylaws of the Registrant, as amended.

  *10.13(b)    Amendment dated June 28, 1996 amending Agreement between
               Cephalon, Inc. and TAP Holdings Inc.

   21          Subsidiaries of Cephalon, Inc.

   23.1        Consent of Arthur Andersen LLP.

   23.2        Consent of Clark & Elbing LLP.

   24          Power of Attorney (included on the signature page to this Form
               10-K Report).

   27          Financial Data Schedule

------------------------------

 * Portions of the Exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.