Form 10-K405/A
period 1996-12-31
CEPHALON INC
filed 1997-03-25
CIK 873364

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------

                                  FORM 10-K/A

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

  Peripheral Neuropathies..MYOTROPHIN (rhIGF-I)              Phase II       Cephalon/Chiron/Kyowa Hakko(3)

  Narcolepsy...............PROVIGIL (modafinil)              NDA(4)         Cephalon in United States
                                                                            United Kingdom, Republic of Ireland
                                                                            Mexico, Japan

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

  Stroke...................Calpain Inhibitors                Research       Cephalon/SmithKline Beecham(8)

  Prostate Disease.........Signal Transduction Modulators    Phase I        Cephalon/TAP/Kyowa Hakko(9)

 --------------

       (1) "Research" includes the development of assay systems, discovery and evaluation of prototype compounds in vitro and in animals. "Development" includes product formulation, toxicology and additional animal testing of a lead compound. "Phase I" clinical trials involve administration of a product to a limited number of patients to assess safety and determine appropriate dosage. "Phase II" clinical trials generally involve administration of a product to a limited number of patients with a particular disorder to determine dosage, efficacy and safety. "Phase III" clinical trials generally examine the clinical efficacy and safety of a product in an expanded patient population at multiple clinical sites. "NDA" indicates that a new drug application has been filed with the FDA in the United States for the treatment of the indication listed.
       (2) There can be no assurance that the Company or its collaborators will be able to demonstrate to the FDA or any other regulatory authority that the compounds under development are sufficiently safe and efficacious to support marketing approval of any of these compounds for any indication in any market. With respect to certain of the compounds listed, see the uncertainties described under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Risks Related to Cephalon's Business."
       (3) Cephalon and Chiron are jointly developing MYOTROPHIN (rhIGF-I) for certain neurological uses outside of Japan. Cephalon is developing
  MYOTROPHIN (rhIGF-I) in the United States and Europe for the Partnership. A marketing authorization application for the use of MYOTROPHIN (rhIGF-I) in the treatment of ALS is being prepared for filing in Europe. Cephalon and Kyowa Hakko are developing MYOTROPHIN (rhIGF-I) in Japan. See "Corporate Collaborations--Chiron," "Corporate Collaborations--Kyowa Hakko Kogyo Co., Ltd." and "Cephalon Clinical Partners, L.P."
       (4) Requests for approval to market are also pending in the United Kingdom and the Republic of Ireland. See "Corporate Collaborations-- Laboratoire L. Lafon. "
       (5)  Cephalon  has   exclusive   rights  in  the  United   States  and
  semi-exclusive rights with Kyowa Hakko in other territories. See "Corporate Collaborations--Kyowa Hakko Kogyo Co., Ltd."
       (6) Cephalon has exclusive rights to market and sell jointly developed products in the United States and Mexico in the neurological field. See "Corporate Collaborations--Leo Pharmaceutical Products, Ltd."
       (7) Schering-Plough has the exclusive right to commercialize products resulting from the collaboration; Cephalon has an option to co-promote such products with Schering-Plough in the United States. See "Corporate Collaborations--Schering-Plough Corporation."
       (8) SmithKline Beecham has the worldwide right to commercialize these compounds. Cephalon has an option to co-promote products resulting from the collaboration in certain markets. See "Corporate Collaborations--SmithKline Beecham p.l.c."
       (9) TAP is to develop and market certain of these compounds for the treatment of prostate disease in the United States. Cephalon and Kyowa Hakko have rights in other markets. See "Corporate Collaborations--TAP Holdings Inc." and "Corporate Collaborations--Kyowa Hakko Kogyo Co., Ltd."
--------------------------------------------------------------------------------

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

       The Company has identified, and is in the process of isolating, one of the specific proteases responsible for this cleavage. The Company believes that inhibitors of this protease may represent important therapeutic leads directed at the underlying pathogenesis of Alzheimer's disease. This research program was funded under a collaboration agreement with Schering-Plough Corporation, which concluded in March 1997. See "Corporate Collaborations--Schering-Plough Corporation."


 . Stroke

     Each year, approximately 400,000 people in the United States suffer from the neuronal damage induced by stroke, resulting in approximately 150,000 deaths. Current treatments show limited usefulness in reducing the degree of neuronal damage caused by stroke.


     Stroke, or cerebral ischemia, results from an interruption of blood flow to the brain. The resulting deprivation of blood flow is an acute, life-threatening event that causes brain damage due to neuronal death, often resulting in paralysis or loss of functions such as memory and speech. The neuronal death resulting from this initial insult triggers a series of events, mediated by a number of inter- and intracellular factors including intracellular proteases, potentially leading to damage to other neurons. The Company's research efforts focus on developing inhibitors of calpain, an intracellular protease activated as a consequence of stroke and ischemic injury. Cephalon believes that such calpain inhibitors may mitigate the effects of stroke and also might have beneficial effects in other neurodegenerative disorders. The Company has synthesized novel, specific inhibitors of calpain under a program being conducted in collaboration with SmithKline Beecham plc ("SB"). See "Corporate Collaborations--SmithKline Beecham plc"

 . Prostate Disease

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

     Cephalon and TAP Holdings Inc. ("TAP") entered into a license and research and development agreement in May 1994 to develop signal transduction modulators for the treatment of prostate cancer and benign prostatic hypertrophy in the United States. TAP has begun a Phase I clinical study of a compound being developed in collaboration with the Company for the treatment of various cancers, including prostate cancer. The objective of the multi-center study is to examine the drug's pharmacokinetic and safety profile in patients with advanced cancer. The molecules used by TAP in this study were licensed from Kyowa Hakko. See "Corporate Collaborations--TAP Holdings Inc." and "Corporate Collaborations--Kyowa Hakko Kogyo Co., Ltd."


Sales and Marketing
-------------------

     The Company has established a 36-person sales organization in the United States which initially is being used to co-promote Stadol NS and Serzone, approved products of BMS, to neurologists in the United States. The co-promotion agreements expire at the end of 1998 unless BMS and Cephalon elect to renew the arrangements. Cephalon does not have a sales, marketing or distribution organization outside the United States. The Company is in the process of establishing a sales and marketing capability focusing on neurology in certain countries in Europe. The Company's agreement with Lafon requires the Company to commence sales and marketing activities within three months after receiving approval to market PROVIGIL (modafinil) in the United Kingdom and the Republic of Ireland. If the Company fails to initiate such activities within the specified time frame, its license could be terminated by Lafon in the applicable country. Cephalon may choose to augment any of its own sales efforts through sales and marketing arrangements with other pharmaceutical companies.

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


     . SmithKline Beecham plc

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

      . PROVIGIL (modafinil)


     PROVIGIL (modafinil), which the Company has exclusively licensed from Lafon for the United States, Mexico, the United Kingdom, the Republic of Ireland and Japanese markets, is covered by the claims of a composition-of-matter patent in the United States that expires in 1998 (under the transitional provisions of the General Agreement on Tariffs and Trade ("GATT")). The Company may also seek an extension of the patent under the Drug Price Competition and Patent Term Restoration Act of 1984 (the "DPC Act") equal to one-half the period of time elapsed between the filing of an investigational new drug application ("IND") for PROVIGIL (modafinil) and the filing of the corresponding NDA plus the period of time between the filing of the NDA for

PROVIGIL (modafinil) and FDA approval. See " --- Government Regulation." However, to obtain the full length of any such extension, the Company must receive FDA approval of PROVIGIL (modafinil) before expiration of the original term of the patent. There can be no assurance that the Company will be able to take advantage of the patent extension benefits of the DPC Act. Also included in the license from Lafon are rights to a U.S. patent that issued in January 1993 for the use of PROVIGIL (modafinil) in treating Parkinson's disease and a U.S. patent issued in 1990 which claims the composition of isomers of PROVIGIL (modafinil). The particle size of the composition and various other uses of PROVIGIL (modafinil) are included in claims of pending U.S. patent applications of the Company and Lafon. See "Corporate Collaborations--Laboratoire L. Lafon."

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

                                                                            Year Ended December 31,
                                                  -------------------------------------------------------------------------

Statement of Operations Data:                         1996           1995           1994           1993           1992
                                                  -------------  -------------  -------------  -------------  -------------
Revenues........................................  $  21,366,000  $  46,999,000  $  21,681,000  $  16,922,000  $   9,057,000
Operating Expenses:
   Research and development.....................     62,096,000     73,994,000     51,613,000     33,158,000     16,271,000
   Selling, general and administrative..........     28,605,000     15,762,000      9,180,000      4,794,000      3,043,000
                                                  -------------  -------------  -------------  -------------  -------------
Total operating expenses........................     90,701,000     89,756,000     60,793,000     37,952,000     19,314,000
Interest income, net............................      6,205,000      9,754,000      3,047,000      1,794,000      3,102,000
Gain on sale of assets..........................      9,845,000             --             --             --             --
                                                  -------------  -------------  -------------  -------------  -------------
Loss ...........................................  $ (53,285,000) $ (33,003,000) $ (36,065,000) $ (19,236,000) $  (7,155,000)
                                                  -------------  -------------  -------------  -------------  -------------
Loss per share..................................  $       (2.19) $       (1.63) $       (2.13) $       (1.77) $        (.80)
Weighted average number of shares outstanding...     24,319,163     20,262,071     16,928,516     10,885,057      8,913,264

                                                                                As of December 31,
                                                  -------------------------------------------------------------------------

Balance Sheet Data:                                   1996           1995           1994           1993           1992
                                                  -------------  -------------  -------------  -------------  -------------
Cash, cash equivalents and investments(1).......  $ 146,848,000  $ 178,067,000  $ 114,458,000  $  49,438,000  $  43,847,000
Total assets....................................    177,891,000    221,330,000    140,173,000     78,108,000     71,061,000
Long-term debt(3)...............................     16,974,000     21,668,000     16,088,000     11,570,000     12,010,000
Accumulated deficit(2)..........................   (157,967,000)  (104,682,000)   (71,679,000)   (35,614,000)   (16,378,000)
Stockholders' equity(2),(3).....................    137,326,000    180,205,000    112,767,000     63,105,000     56,733,000

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

Fixed Assets and Depreciation
-----------------------------

     Buildings, property and equipment are stated at cost and depreciated using the straight-line method over the estimated lives of the assets, which range from three to forty years. Leasehold improvements are amortized on a straight-line basis over the life of the lease, or the expected useful life of the improvement, whichever is shorter. Property and equipment under capital leases are depreciated or amortized over the shorter of the lease term or the expected useful life of the assets. Management continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the assets should be revised or that the remaining balance of such assets may not be recoverable based upon expectations of future undiscounted cash flows in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." As of December 31, 1996, no such revisions were required. Expenditures for maintenance and repairs are charged to expense as incurred, while major renewals and betterments are capitalized.


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

Research and Development
------------------------

     All research and development costs are expensed as incurred.

Fair Value of Financial Instruments
-----------------------------------

     The Company's financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts payable, accrued expenses and debt instruments. The book values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses are considered to approximate their respective fair values. None of the Company's debt instruments that are outstanding as of December 31, 1996 have readily ascertainable market values; however, the carrying values are considered to approximate their respective fair values.

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

     The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's investments consisted primarily of U.S. Treasury backed securities, high grade commercial paper and U.S. corporate obligations and asset-backed securities having AAA ratings. Contractual maturities of the Company's investments in debt securities are $97,948,000 in 1997 and $48,900,000 in 1998.

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

     The Company applies APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. The value of stock options granted to all non-employees are charged to expense. Since the Company has been a public company, all options granted under the plans to date have been with exercise prices equal to the fair market value of the stock on the date of grant. Accordingly, no compensation expense for employees has been recognized for its stock-based compensation plans other than for its restricted stock awards. Had compensation cost for the Company's stock option plans been determined consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's loss and loss per share would have been increased by approximately $5,600,000 and $4,100,000, or $0.23 per share and $0.20 per share, for 1996 and 1995, respectively. The pro forma effect on the loss for 1996 and 1995 is not representative of the pro forma effect on earnings in future years since it does not take into consideration the pro forma compensation expense related to grants made prior to 1995. The fair value of each option granted during 1996 and 1995 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 56%, risk-free interest rate of 6.11% in 1996 and 6.48% in 1995, and an expected life of 6 years. The weighted average fair value at the date of grant for options granted during 1996 and 1995 was $11.48 and $9.76 per share, respectively. The weighted average contractual life of the outstanding stock options at December 31, 1996 is six years.

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

   10.2(a) An Agreement, dated May 23, 1990, between Cephalon, Inc. and Schering Corporation, a wholly-owned subsidiary of Schering-Plough Corporation (Exhibit 10.6)(2)(21).

   10.2(b) Amendment dated June 20, 1994 amending Agreement between Cephalon, Inc. and Schering Corporation (16).

   10.2(c) Amendment No. 2 dated November 27, 1995 amending Agreement between Cephalon, Inc. and Schering Corporation (Exhibit 10.2(c)(19)(21).

   10.3 Stock Purchase Agreement dated July 28, 1995, between Cephalon, Inc. and Kyowa Hakko Kogyo Co., Ltd. (Exhibit 99.3)(18).

   10.4(a) License Agreement, dated May 15, 1992, between Cephalon, Inc. and Kyowa Hakko Kogyo Co., Ltd. (Exhibit 10.6)(4)(21).

   10.4(b) Letter agreement dated March 6, 1995 amending License Agreement between Cephalon, Inc. and Kyowa Hakko Kogyo Co., Ltd. (Exhibit 10.4(6)) (16)(20).

   10.5(a) Supply Agreement, dated January 20, 1993, between Cephalon, Inc. and Laboratoire L. Lafon (Exhibit 10.1)(7)(21).

   10.5(b) License Agreement, dated January 20, 1993, between Cephalon, Inc. and Laboratoire L. Lafon (Exhibit 10.2)(7)(21).

   10.5(c) Trademark Agreement, dated January 20, 1993, between Cephalon, Inc. and an affiliate of Laboratoire L. Lafon (Exhibit 10.3)(7)(21).

   10.5(d) Amendment to License Agreement and Supply Agreement, dated July 21, 1993, between Cephalon, Inc. and Laboratoire L. Lafon (Exhibit 10.1)(11)(12).

   10.5(e) Amendment to Trademark Agreement, dated July 21, 1993, between Cephalon, Inc. and an affiliate of Laboratoire L. Lafon (Exhibit 10.2)(12)(21).

   10.5(f) Amendment No. 3 to License Agreement dated June 8, 1995, Cephalon, Inc. and Laboratoire L. Lafon (Exhibit 99.2)(17).

   10.5(g) Amendment No. 4 to License Agreement and Supply Agreement dated August 23, 1995, Cephalon, Inc. and Laboratoire L. Lafon (Exhibit 10.5(g))(19)(21).

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

   10.8(a) Stadol NS Co-promotion Agreement between Cephalon, Inc. and Bristol-Myers Squibb Company, dated as of July 22, 1994 (Exhibit 99.1)(15).

   10.8(b) Amendment No. 1 dated August 29, 1995 amending Agreement between Cephalon, Inc. and Bristol-Myers Squibb Company (Exhibit 10.8(b))(19)(21).

   10.8(c) Amendment No. 2 dated February 8, 1996 amending Agreement between Cephalon, Inc. and Bristol-Myers Squibb Company (Exhibit 10.8(c))(19)(21).

   10.8(d) Serzone Co-promotion Agreement between Cephalon, Inc. and Bristol-Myers Squibb Company, dated as of February 8, 1996 (Exhibit 10.8(d))(19)(21).

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

   10.12(a) Agreement between Cephalon, Inc. and Chiron Corporation dated as of January 7, 1994 (Exhibit 10.1)(13).

   10.12(b) Letter agreement dated January 13, 1995 amending Agreement between Cephalon, Inc. and Chiron Corporation (Exhibit 10.12(b))(16).

   10.12(c) Letter agreement dated May 23, 1995 amending Agreement between Cephalon, Inc. and Chiron Corporation (19).

   *10.13(b)     Amendment dated June 28, 1996 amending Agreement between
                 Cephalon, Inc. and TAP Holdings Inc.(22)

   10.13(a) Agreement between Cephalon, Inc. and TAP Holdings Inc. (formerly TAP Pharmacueticals Inc.) dated as of May 17, 1994 (Exhibit 99.2)(14)(19).

   10.14 Collaborative Agreement between Cephalon, Inc. and SmithKline Beecham plc dated June 8, 1993 (Exhibit 99.2)(9)(16).

    21           Subsidiaries of Cephalon, Inc.

   *23.1         Consent of Arthur Andersen LLP.

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

 (21) Portions of the Exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment granted by the Securities and Exchange Commission.

 (22) Portions of the Exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 24, 1997              CEPHALON, INC.



                                       By: /s/ J. KEVIN BUCHI
                                          -------------------------------------
                                               J. Kevin Buchi
                                          Senior Vice President, Finance
                                           and Chief Financial Officer

                                 Exhibit Index



  Exhibit
  -------
    No.
    ---
    3.1        Restated Certificate of Incorporation, as amended.

    3.2        Bylaws of the Registrant, as amended.

  *10.13(b)    Amendment dated June 28, 1996 amending Agreement between
               Cephalon, Inc. and TAP Holdings Inc.

   21          Subsidiaries of Cephalon, Inc.

 **23.1        Consent of Arthur Andersen LLP.

   23.2        Consent of Clark & Elbing LLP.

   24          Power of Attorney (included on the signature page to this Form
               10-K Report).

   27          Financial Data Schedule

------------------------------

 * Portions of the Exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
**    Filed herewith