Form 10-K405/A
period 1996-12-31
CEPHALON INC
filed 1997-04-04
CIK 873364

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                 FORM 10-K/A-2

(MARK ONE)
  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM       TO

                        COMMISSION FILE NUMBER 0-19119

                                CEPHALON, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              23-2484489
     (STATE OR OTHER JURISDICTION                 (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

        145 BRANDYWINE PARKWAY,
       WEST CHESTER,PENNSYLVANIA                         19380
    (ADDRESS OF PRINCIPAL EXECUTIVE                    (ZIP CODE)
              OFFICES)


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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $469,248,548. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the Nasdaq National Market on March 22, 1996. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than ten percent of the Common Stock of the Company.

  The number of shares of the registrant's Common Stock outstanding as of March 10, 1997 was 24,674,665.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive proxy statement for its 1996 annual meeting of stockholders are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

PRODUCT DEVELOPMENT PROGRAMS

  The following table outlines the Company's product development programs.

         INDICATION             COMPOUND        STATUS(1)(2)          COMMERCIAL RIGHTS
------------------------------------------------------------------------------------------------
  ALS..................... MYOTROPHIN (rhIGF-I) NDA          Cephalon/Chiron/Kyowa Hakko(3)
  Peripheral               MYOTROPHIN (rhIGF-I) Phase II     Cephalon/Chiron/Kyowa Hakko(3)
   Neuropathies...........
  Narcolepsy.............. PROVIGIL (modafinil) NDA(4)       Cephalon in United States,
                                                             United Kingdom, Republic of Ireland
                                                             Mexico, Japan
  Alzheimer's Disease..... Signal Transduction  Development  Cephalon/Kyowa Hakko(5)
                           Modulators
                           Regulators of Gene   Development  Cephalon/Leo(6)
                           Transcription
                           AP Inhibitors        Research     Cephalon/Schering-Plough(7)
  Stroke.................. Calpain Inhibitors   Research     Cephalon/SmithKline Beecham(8)
  Prostate Disease........ Signal Transduction  Phase I      Cephalon/TAP/Kyowa Hakko(9)
                           Modulators

 --------
 (1) "Research" includes the development of assay systems, discovery and evaluation of prototype compounds in vitro and in animals. "Development" includes product formulation, toxicology and additional animal testing of a lead compound. "Phase I" clinical trials involve administration of a product to a limited number of patients to assess safety and determine appropriate dosage. "Phase II" clinical trials generally involve administration of a product to a limited number of patients with a particular disorder to determine dosage, efficacy and safety. "Phase III" clinical trials generally examine the clinical efficacy and safety of a product in an expanded patient population at multiple clinical sites. "NDA" indicates that a new drug application has been filed with the FDA in the United States for the treatment of the indication listed.
 (2) There can be no assurance that the Company or its collaborators will be able to demonstrate to the FDA or any other regulatory authority that the compounds under development are sufficiently safe and efficacious to support marketing approval of any of these compounds for any indication in any market. With respect to certain of the compounds listed, see the uncertainties described under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Risks Related to Cephalon's Business."
 (3) Cephalon and Chiron are jointly developing MYOTROPHIN (rhIGF-I) for certain neurological uses outside of Japan. Cephalon is developing MYOTROPHIN (rhIGF-I) in the United States and Europe for the Partnership. A marketing authorization application for the use of MYOTROPHIN (rhIGF-I) in the treatment of ALS is being prepared for filing in Europe. Cephalon and Kyowa Hakko are developing MYOTROPHIN (rhIGF-I) in Japan. See "Corporate Collaborations--Chiron," "Corporate Collaborations--Kyowa Hakko Kogyo Co., Ltd." and "Cephalon Clinical Partners, L.P."
 (4) Requests for approval to market are also pending in the United Kingdom and the Republic of Ireland. See "Corporate Collaborations--Laboratoire
     L. Lafon."
 (5) Cephalon has exclusive rights in the United States and semi-exclusive rights with Kyowa Hakko in other territories. See "Corporate Collaborations--Kyowa Hakko Kogyo Co., Ltd."
 (6) Cephalon has exclusive rights to market and sell jointly developed products in the United States and Mexico in the neurological field. See "Corporate Collaborations--Leo Pharmaceutical Products, Ltd."
 (7) Schering-Plough has the exclusive right to commercialize products resulting from the collaboration; Cephalon has an option to co-promote such products with Schering-Plough in the United States. See "Corporate Collaborations--Schering-Plough Corporation."

 (8) SmithKline Beecham has the worldwide right to commercialize these compounds. Cephalon has an option to co-promote products resulting from the collaboration in certain markets. See "Corporate Collaborations-- SmithKline Beecham plc."
 (9) TAP is to develop and market certain of these compounds for the treatment of prostate disease in the United States. Cephalon and Kyowa Hakko have rights in other markets. See "Corporate Collaborations--TAP Holdings Inc." and "Corporate Collaborations--Kyowa Hakko Kogyo Co., Ltd."

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

  ALS affects approximately 20,000 people in the United States. The Company believes that there is a proportionate incidence of ALS in the populations of Europe and Japan. The first symptom of ALS is muscle weakness, which progresses to muscle atrophy and loss of muscle function. The disease usually progresses over a three- to five-year period, with death usually resulting from loss of respiratory muscle control rendering the patient unable to breathe. The only currently approved therapeutic for the treatment of ALS in the United States is Rilutek (R) (riluzole), which is being marketed by Rhone-Poulenc Rorer, Inc.

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

  Stroke, or cerebral ischemia, results from an interruption of blood flow to the brain. The resulting deprivation of blood flow is an acute, life-threatening event that causes brain damage due to neuronal death, often resulting in paralysis or loss of functions such as memory and speech. The neuronal death resulting from this initial insult triggers a series of events, mediated by a number of inter- and intracellular factors including intracellular proteases, potentially leading to damage to other neurons. The Company's research efforts focus on developing inhibitors of calpain, an intracellular protease activated as a consequence of stroke and ischemic injury. Cephalon believes that such calpain inhibitors may mitigate the effects of stroke and also might have beneficial effects in other neurodegenerative disorders. The Company has synthesized novel, specific inhibitors of calpain under a program being conducted in collaboration with SmithKline Beecham plc ("SB"). See "Corporate Collaborations--SmithKline Beecham plc."

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

  Profits and losses from the marketing of MYOTROPHIN (rhIGF-I) for the treatment of ALS and certain peripheral neuropathies in North America, the countries of the European Community and certain other European countries ("Western Europe") generally will be shared equally by the Company and Chiron. In addition, the Company will receive a royalty on sales of MYOTROPHIN (rhIGF-
I), if any, in Western Europe to treat ALS. Chiron is to market the products in the collaboration's territory outside of North America and Western Europe, in return for royalties to the collaboration, which also will be shared equally by the Company and Chiron.

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

  Modafinil is being sold by Lafon in France under the trade name Modiodal(R) under certain prescription requirements for the treatment of narcolepsy. The Company recently submitted an NDA to the FDA requesting that PROVIGIL (modafinil) be approved for the treatment of the excessive daytime sleepiness associated with narcolepsy. The Company is pursuing applications seeking authorization to market PROVIGIL (modafinil) in the Republic of Ireland and the United Kingdom. The regulatory authorities in both countries have requested that additional information be provided with respect to the applications (which were filed by Lafon under the multi-state procedures of the Committee for Proprietary Medicinal Products ("CPMP")). There can be no assurance that the Company will be able to provide sufficient additional information in order to permit approval of the applications. Even if those applications are approved, the Company must also request permission to vary the applications with respect to certain manufacturing procedures and other matters. There can be no assurance that any regulatory approvals or variations will be obtained at all or in a timely manner. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Risks Related to Cephalon's Business."

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

 Schering-Plough Corporation

  In May 1990, the Company and Schering-Plough Corporation, through its subsidiary Schering Corporation, entered into an agreement under which the Company conducted a research program to identify inhibitors of beta-amyloid as potential therapeutic agents for the treatment of Alzheimer's disease and other neurodegenerative disorders. SP recently decided to conclude its funding of the research program with the Company. See "Product Development Programs-- Alzheimer's Disease."

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

 PROVIGIL (modafinil)

  PROVIGIL (modafinil), which the Company has exclusively licensed from Lafon for the United States, Mexico, the United Kingdom, the Republic of Ireland and Japanese markets, is covered by the claims of a composition-of-matter patent in the United States that expires in 1998 (under the transitional provisions of the General Agreement on Tariffs and Trade ("GATT")). The Company may also seek an extension of the patent under the Drug Price Competition and Patent Term Restoration Act of 1984 (the "DPC Act") equal to one-half the period of time elapsed between the filing of an investigational new drug application ("IND") for PROVIGIL (modafinil) and the filing of the corresponding NDA plus the period of time between the filing of the NDA for PROVIGIL (modafinil) and FDA approval. See "--Government Regulation." However, to obtain the full length of any such extension, the Company must receive FDA approval of PROVIGIL (modafinil) before expiration of the original term of the patent. There can be no assurance that the Company will be able to take advantage of the patent extension benefits of the DPC Act. Also included in the license from Lafon are rights to a U.S. patent that issued in January 1993 for the use of PROVIGIL (modafinil) in treating Parkinson's disease and a U.S. patent issued in 1990 which claims the composition of isomers of PROVIGIL (modafinil). The particle size of the composition and various other uses of PROVIGIL (modafinil) are included in claims of pending U.S. patent applications of the Company and Lafon. See "Corporate Collaborations-- Laboratoire L. Lafon."

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

  Kyowa Hakko is responsible for manufacturing bulk compounds under its agreement with the Company. The facilities used for manufacture of drug substance are required to comply with all applicable FDA requirements, and are subject to FDA inspection both before and after NDA approval. There can be no assurance that the facilities or the material produced by Kyowa Hakko will comply with regulatory standards or that sufficient quantities will be available to meet the Company's needs. If Kyowa Hakko is unable to supply the Company with the applicable compound, Cephalon is permitted to make the compound itself or to purchase it from third parties. There can be no assurance that Cephalon will be able to manufacture any such compound, that a third-party manufacturer can be located or that either alternative will be cost-effective. The Company will be responsible for producing finished product from the bulk compounds produced by Kyowa Hakko. The Company is also responsible for the synthesis of compounds for use in clinical trials using chemical intermediates supplied by Kyowa Hakko. There can be no assurance that a cost-effective commercial manufacturing process can be developed.

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

                                                                     HIGH   LOW
                                                                     ----- -----
      1995
        First Quarter...............................................  9.00  5.75
        Second Quarter.............................................. 21.50  6.63
        Third Quarter............................................... 31.00 17.00
        Fourth Quarter.............................................. 41.50 23.50
      1996
        First Quarter............................................... 40.88 17.38
        Second Quarter.............................................. 33.13 19.13
        Third Quarter............................................... 25.13 13.38
        Fourth Quarter.............................................. 25.00 16.63
      1997
        First Quarter (through March 10, 1997)...................... 28.50 19.88

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

                                               YEAR ENDED DECEMBER 31,
                          ----------------------------------------------------------------------
                              1996           1995           1994          1993          1992
                          -------------  -------------  ------------  ------------  ------------
STATEMENT OF OPERATIONS
 DATA:
Revenues................  $  21,366,000  $  46,999,000  $ 21,681,000  $ 16,922,000  $  9,057,000
Operating Expenses:
 Research and
  development...........     62,096,000     73,994,000    51,613,000    33,158,000    16,271,000
 Selling, general and
  administrative........     28,605,000     15,762,000     9,180,000     4,794,000     3,043,000
                          -------------  -------------  ------------  ------------  ------------
Total operating
 expenses...............     90,701,000     89,756,000    60,793,000    37,952,000    19,314,000
Interest income, net....      6,205,000      9,754,000     3,047,000     1,794,000     3,102,000
Gain on sale of assets..      9,845,000            --            --            --            --
                          -------------  -------------  ------------  ------------  ------------
Loss....................  $ (53,285,000) $ (33,003,000) $(36,065,000) $(19,236,000) $ (7,155,000)
                          -------------  -------------  ------------  ------------  ------------
Loss per share..........  $       (2.19) $       (1.63) $      (2.13) $      (1.77) $       (.80)
Weighted average number
 of shares outstanding..     24,319,163     20,262,071    16,928,516    10,885,057     8,913,264
                                                  AS OF DECEMBER 31,
                          ----------------------------------------------------------------------
                              1996           1995           1994          1993          1992
                          -------------  -------------  ------------  ------------  ------------
BALANCE SHEET DATA:
Cash, cash equivalents
 and investments(1).....  $ 146,848,000  $ 178,067,000  $114,458,000  $ 49,438,000  $ 43,847,000
Total assets............    177,891,000    221,330,000   140,173,000    78,108,000    71,061,000
Long-term debt(3).......     16,974,000     21,668,000    16,088,000    11,570,000    12,010,000
Accumulated deficit(2)..   (157,967,000)  (104,682,000)  (71,679,000)  (35,614,000)  (16,378,000)
Stockholders'
 equity(2),(3)..........    137,326,000    180,205,000   112,767,000    63,105,000    56,733,000

--------
(1) Maintenance of certain cash and investment balances is required by specific debt and lease agreements.
(2) No cash dividends have been declared on the capital stock since the inception of the Company.
(3) In February 1997, the Company entered into an agreement to issue $30,000,000 of senior convertible notes. See Note 12 of "Notes to Consolidated Financial Statements."

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

 Uncertainties Related to MYOTROPHIN (rhIGF-I)

  In 1995, the Company submitted to the FDA a treatment investigational new drug application ("T-IND") to permit expanded access to MYOTROPHIN(R) (rhIGF-
I) by patients in the United States suffering from amyotrophic lateral sclerosis ("ALS"). The FDA referred the application to the Peripheral and Central Nervous System Drugs Advisory Committee (the "Advisory Committee"), which held a public hearing in June 1996 to review data from two Phase III studies, one conducted in North America and one in Europe, for purposes of recommending to the FDA whether there was sufficient evidence to support use of MYOTROPHIN (rhIGF-I) under a T-IND. At the hearing, representatives of the FDA indicated their disagreement with the Company's various analyses of the European study and their opinion that the study failed to support the results of the North American study. At the conclusion of the Advisory Committee hearing, the panel members unanimously recommended approval of the T-IND.

  The FDA approved the T-IND application on June 19, 1996. The FDA's approval letter noted the views of several Advisory Committee members expressed at the hearing, including the chairman, concerning the need for an additional study to support a new drug application ("NDA"), and invited Cephalon and Chiron Corporation ("Chiron") to work with the FDA to develop plans for future studies. The Company continues to believe that the two completed studies show the beneficial treatment effect of MYOTROPHIN (rhIGF-I) in ALS patients, particularly those with more rapidly progressing disease and, in collaboration with Chiron, filed an NDA with the FDA in February 1997 requesting that MYOTROPHIN (rhIGF-I) be approved for the treatment of ALS in the United States. There can be no assurance that the FDA will ultimately grant authorization to commercialize MYOTROPHIN (rhIGF-I) in the United States on the basis of the results of the two completed studies. The FDA has scheduled a meeting of the Advisory Committee to be held on May 8, 1997 to review the NDA for MYOTROPHIN (rhIGF-I). The Company has indicated its willingness to conduct additional studies of MYOTROPHIN (rhIGF-I) as a post-approval activity. If the FDA were to require additional data prior to approval of MYOTROPHIN (rhIGF-I) for commercialization, there can be no assurance that the Company and Chiron would be willing or able to conduct any study as a Phase III activity or that the results of such study, if conducted, would be positive. A new study also would be expensive and would take several years to complete.

  Because ALS is a fatal disease, it is expected that some mortalities will occur while conducting clinical trials in ALS patients. During the double-blind portion of the European study, an imbalance in death rates was observed in the drug-treated group compared to the placebo-treated group. The Company believes that mortalities observed in the North American and European clinical studies are due to the normal progression of the disease or other circumstances not attributable to MYOTROPHIN (rhIGF-I). The Company is continuing to furnish MYOTROPHIN (rhIGF-I) to patients who participated in the ALS studies, to patients in its Phase II program in peripheral neuropathies, and to patients under the recently initiated T-IND program. FDA regulations require the reporting of all patient adverse events (including deaths) experienced in ongoing trials. There can be no assurance that any such event previously reported by the Company, or which may occur in the future will not delay or prevent the approval of MYOTROPHIN (rhIGF-I), or result in any subsequent FDA action adverse to the interests of the Company.

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

  There can be no assurance that any regulatory authority will accept the North American and European studies as evidence of sufficient safety and efficacy to support marketing approval or that MYOTROPHIN (rhIGF-I) will receive marketing approval in any jurisdiction for any indication. A delay in obtaining approval or a failure to obtain any approval for MYOTROPHIN (rhIGF-
I) would materially adversely affect the Company's business and the price of its common stock.

  The MYOTROPHIN (rhIGF-I) currently being used in ongoing clinical trials was produced at the Company's pilot-scale manufacturing facility in Beltsville, Maryland (the "Beltsville Facility"). In November 1996, Cephalon sold the Beltsville Facility. Chiron has completed a U.S. manufacturing facility to produce recombinant proteins at which the collaboration is producing MYOTROPHIN (rhIGF-I) (the "Chiron Facility"). Once the existing inventory of material from the Beltsville Facility has been depleted, the Chiron Facility will be the sole source of supply for any commercial or clinical needs of MYOTROPHIN (rhIGF- I), including any material which Cephalon may have to supply for use in Japan, as well as for use in the Company's ongoing clinical trials. There can be no assurance that Chiron will be able to produce adequate quantities of MYOTROPHIN (rhIGF-I) in a cost-effective manner or, in the case of material purchased by Cephalon for use outside the collaboration, on terms satisfactory to Cephalon.

  The Company and Chiron will be required to demonstrate that the material produced from the Chiron Facility is equivalent to the material used in the ALS clinical trials, which was manufactured at the Beltsville Facility. Although, based on the results of a bioequivalency study, the companies believe that the material is equivalent, if regulatory authorities do not agree with that assessment, regulatory approval of MYOTROPHIN (rhIGF-I) could be delayed.

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

 Uncertainties Related to PROVIGIL (modafinil)

  The Company recently submitted an NDA with the FDA requesting that PROVIGIL(R) (modafinil) be approved for the treatment of the excessive daytime sleepiness associated with narcolepsy, based on the results of two Phase III studies conducted in the United States. There can be no assurance that the FDA or other regulatory authorities will determine that the results generated from the Company's clinical trials demonstrate sufficient safety and efficacy to permit marketing approval.

  The Company also is pursuing applications seeking authorization to market PROVIGIL (modafinil) in the Republic of Ireland and the United Kingdom, which are other territories licensed from Laboratoire L. Lafon ("Lafon"). The regulatory authorities in both countries have requested that additional information be provided with respect to the applications (which were filed by Lafon under the multi-state procedures of the Committee for Proprietary Medicinal Products ("CPMP")). There can be no assurance that the Company will be able to provide sufficient additional information in order to permit approval of the applications. Even if those applications are approved, the Company must also request permission to vary the applications with respect to certain manufacturing procedures and other matters. There can be no assurance that any regulatory approvals or variations will be obtained at all or in a timely manner. The Company is in the process of establishing a sales force in the United Kingdom and the Republic of Ireland to sell PROVIGIL (modafinil). Any delays in accomplishing these activities could delay launch of the product, if it is approved. The Company is required, under the terms of its license with Lafon, to launch the product no later than three months after approval.

  Lafon is responsible for manufacturing bulk compounds for the Company. The facilities used for manufacture of drug substance are required to comply with all applicable FDA requirements, and are subject to FDA inspection both before and after NDA approval. There can be no assurance that the facilities or the material produced by Lafon will comply with regulatory standards or that sufficient quantities will be available to meet the Company's needs. If Lafon is unable to supply the Company with modafinil, Cephalon is permitted to make the compound itself or to purchase it from third parties. There can be no assurance that Cephalon will be able to manufacture modafinil, that a third-party manufacturer could be located or that either alternative will be cost-effective.

  The Company will be responsible for producing tablets from the bulk modafinil produced by Lafon. The Company has entered into an agreement with a third party to manufacture tablets for commercial use from bulk modafinil provided by Lafon. There can be no assurance that such manufacturer will be able to make sufficient quantities of tablets in accordance with appropriate FDA guidelines, including GMP, and in a cost-effective manner. Should such a manufacturer be unable to supply tablets for any reason, there can be no assurance that the Company would be able to identify a suitable alternative supplier at all or without delaying the launch of PROVIGIL (modafinil).

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

 Other Risks

  The results of clinical studies of product candidates under development by the Company which are conducted by collaborators of the Company, including studies of rhIGF-I being conducted by the Company's licensee in Japan and clinical studies of modafinil being conducted by Lafon and its licensees in other countries, are required to be reported by the Company to the FDA and other regulatory authorities. The reporting of the results of these other studies, if negative, could adversely affect the regulatory review of the Company's product approval applications. Negative results from trials by third parties or negative assessments from regulatory authorities would adversely affect the Company's business and the price of its Common Stock.

  Even if MYOTROPHIN (rhIGF-I) and PROVIGIL (modafinil) are approved for commercialization, the Company cannot predict at this time the potential revenues to be received from sales of MYOTROPHIN

(rhIGF-I) for use in treating ALS or from sales of PROVIGIL (modafinil) for use in connection with narcolepsy. ALS and narcolepsy each qualify as orphan diseases under the Orphan Drug Law, which generally means that the potential patient population for each indication is limited. Rilutek(R) (riluzole) is being commercialized in the United States and Europe by Rhone-Poulenc Rorer, Inc. for use in treating ALS. It is not clear whether ALS patients, given the constraints of drug reimbursement programs, would be able to support both Rilutek and MYOTROPHIN (rhIGF-I) (as well as any other drugs which may be approved in the future for use in treating ALS), especially if MYOTROPHIN (rhIGF-I) has a higher price than competitive drugs. Competition for PROVIGIL (modafinil) also is likely, because narcolepsy is currently treated with several drugs, all of which are available generically and have been available for a number of years.

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

  The market price for shares of the Company's Common Stock has historically been highly volatile. Future negative announcements concerning the Company's competitors or other companies in the biopharmaceutical industry, including regulatory delays, technological innovations or commercial products, patents, government regulations, developments concerning proprietary rights, litigation or public concern as to the safety or commercial value of the Company's products may have a significant adverse effect on the market price of the Company's Common Stock.

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

  The following is a summary of selected cash flow information for each of the years ended December 31:

                                         1996          1995          1994
                                     ------------  ------------  ------------
Net cash used for operating
 activities......................... $(53,215,000) $(25,781,000) $(25,850,000)
Net cash provided by (used for)
 investing activities...............   45,886,000   (80,988,000)  (57,444,000)
Net cash provided by financing
 activities.........................    6,435,000   102,271,000    89,797,000

 Net cash used for operating activities

 --Operating cash inflows

  A summary of the major sources of cash receipts reflected in net cash used for operating activities for each of the years ended December 31 is as follows:

                                                1996       1995        1994
                                             ---------- ----------- -----------
TAP Holdings................................ $5,889,000 $ 4,748,000 $ 3,892,000
Bristol-Myers Squibb........................  4,879,000   2,891,000         --
Chiron......................................  4,100,000  22,929,000         --
Schering-Plough.............................  3,000,000   2,750,000   1,500,000
SmithKline Beecham..........................  2,856,000   2,781,000   2,708,000
Kyowa Hakko.................................  1,700,000   1,358,000         --
Cephalon Clinical Partners..................        --    6,167,000  12,923,000
Interest....................................  8,489,000  10,454,000   4,228,000

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

 --Outlook

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

 --Operating cash outflows

  A summary of the cash outflows reflected in net cash used for operating activities for the year ended December 31 is as follows:

             1996                        1995                                    1994
         ------------                ------------                            ------------
         $(83,098,000)               $(84,668,000)                           $(51,101,000)

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

 --Outlook

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

 --Operating cash requirements outlook

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

 Net cash provided by (used for) investing activities

  A summary of net cash provided by (used for) investing activities for each of the years ended December 31 is as follows:

                                           1996          1995          1994
                                        -----------  ------------  ------------
Repayments from (advances to) related
 party................................. $       --   $  4,337,000  $   (134,000)
Purchases of property and equipment....  (2,058,000)  (17,455,000)  (10,543,000)
Sale leaseback of property and
 equipment.............................     427,000       237,000    11,750,000
Proceeds from sale of assets...........  17,192,000           --            --
Sales and maturities (purchases) of
 investments, net......................  30,325,000   (68,107,000)  (58,517,000)
                                        -----------  ------------  ------------
  Net cash provided by (used for)
   investing activities................ $45,886,000  $(80,988,000) $(57,444,000)
                                        ===========  ============  ============

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

 Net cash provided by financing activities

  A summary of cash provided by financing activities for each of the years ended December 31 is as follows:

                                            1996         1995         1994
                                         ----------  ------------  -----------
Proceeds from sales of common stock and
 warrants..............................  $      --   $ 84,237,000  $82,458,000
Proceeds from exercises of common stock
 options and warrants..................   8,516,000    14,387,000    1,541,000
Principal payments on long-term debt...  (3,919,000)  (17,426,000) (12,319,000)
Proceeds from long-term debt...........   1,838,000    21,073,000   18,117,000
                                         ----------  ------------  -----------
  Net cash provided by financing
   activities..........................  $6,435,000  $102,271,000  $89,797,000
                                         ==========  ============  ===========

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

 Commitments and contingencies

 --Leases

  The Company leases certain of its offices and automobiles under operating leases. The Company's future annual minimum payments under these leases are approximately $483,000 for the period 1997 through 2001.

 --Other

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

 --Related party

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

 --Legal proceedings

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

RESULTS OF OPERATIONS

  This section should be read in conjunction with the more detailed discussion under "Liquidity and Capital Resources."

  A summary of revenues and expenses for each of the years ended December 31 is as follows:

                                                                % CHANGE      % CHANGE
                             1996        1995        1994     1996 VS. 1995 1995 VS. 1994
                          ----------- ----------- ----------- ------------- -------------
Revenues................  $21,366,000 $46,999,000 $21,681,000      (55)%         117%
Research and development
 expenses...............   62,096,000  73,994,000  51,613,000      (16)           43
Selling, general and
 administrative
 expenses...............   28,605,000  15,762,000   9,180,000       81            72
Gain on sale of assets..    9,845,000         --          --       --            --
Interest income, net....    6,205,000   9,754,000   3,047,000      (36)          220

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

  Research and development expenses decreased in 1996 as compared to 1995 primarily due to decreases in the costs associated with the completion of the double-blind portion of clinical trials of MYOTROPHIN (rhIGF-I) and PROVIGIL (modafinil) and because 1995 includes $3,350,000 in payments to acquire 67 limited partnership interests in the Partnership. All interests in the general partner and the Partnership acquired by the Company have been recorded as in-process research and development expense in accordance with SFAS No. 2 "Accounting for Research and Development Costs." The Company believes that this approach is appropriate, because under applicable accounting rules, neither technological feasability nor alternative future uses of MYOTROPHIN (rhIGF-I) have yet been established. Also, 1995 includes a $1,500,000 payment to SIBIA to exercise an option to reduce future royalties payable on sales of MYOTROPHIN (rhIGF-I) and costs of a Phase IV clinical trial of Stadol NS conducted in 1995.

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

                                          Arthur Andersen LLP

Philadelphia, Pennsylvania
March 3, 1997

                        CEPHALON, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                         DECEMBER 31,
                                                  ----------------------------
                                                      1996           1995
                                                  -------------  -------------
                                   ASSETS
CURRENT ASSETS:
 Cash and cash equivalents ($3,750,000 and
  $6,250,000 in custodial account) (Notes 2 and
  5)............................................. $   5,671,000  $   6,565,000
 Reverse repurchase agreements (Note 2)..........     5,207,000     23,126,000
 Short-term investments (Note 2).................   135,970,000    148,376,000
 Other...........................................     7,696,000     10,415,000
                                                  -------------  -------------
  Total current assets...........................   154,544,000    188,482,000
PROPERTY AND EQUIPMENT, net of accumulated
 depreciation and amortization of $8,852,000 and
 $9,652,000 (Note 3).............................    22,086,000     30,002,000
OTHER (Note 5)...................................     1,261,000      2,846,000
                                                  -------------  -------------
                                                  $ 177,891,000  $ 221,330,000
                                                  =============  =============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable................................ $   1,638,000  $   4,379,000
 Accrued expenses (Note 4).......................    14,786,000     10,116,000
 Current portion of long-term debt (Note 5)......     5,164,000      3,907,000
                                                  -------------  -------------
  Total current liabilities......................    21,588,000     18,402,000
LONG-TERM DEBT (Note 5)..........................    16,974,000     21,668,000
OTHER............................................     2,003,000      1,055,000
                                                  -------------  -------------
  Total liabilities..............................    40,565,000     41,125,000
                                                  -------------  -------------
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY: (Notes 7 and 12)
 Preferred stock, $.01 par value, 5,000,000
  shares authorized, none issued.................           --             --
 Common stock, $.01 par value, 100,000,000 and
  40,000,000 shares authorized, 24,618,223 and
  23,837,204 shares issued and outstanding.......       246,000        238,000
 Additional paid-in capital......................   296,868,000    286,123,000
 Treasury stock..................................    (1,778,000)    (1,487,000)
 Accumulated deficit.............................  (157,967,000)  (104,682,000)
 Cumulative translation adjustment...............       (43,000)        13,000
                                                  -------------  -------------
  Total stockholders' equity.....................   137,326,000    180,205,000
                                                  -------------  -------------
                                                  $ 177,891,000  $ 221,330,000
                                                  =============  =============


   The accompanying notes are an integral part of these financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                             YEAR ENDED DECEMBER 31,
                                      ----------------------------------------
                                          1996          1995          1994
                                      ------------  ------------  ------------
REVENUES: (Note 9)
 Related party......................  $        --   $  5,235,000  $ 11,841,000
 Contract...........................    21,366,000    41,764,000     9,840,000
                                      ------------  ------------  ------------
                                        21,366,000    46,999,000    21,681,000
                                      ------------  ------------  ------------
OPERATING EXPENSES: (Notes 9 and 10)
 Research and development...........    62,096,000    73,994,000    51,613,000
 Selling, general and administra-
  tive..............................    28,605,000    15,762,000     9,180,000
                                      ------------  ------------  ------------
                                        90,701,000    89,756,000    60,793,000
                                      ------------  ------------  ------------
LOSS FROM OPERATIONS................   (69,335,000)  (42,757,000)  (39,112,000)
                                      ------------  ------------  ------------
INTEREST:
 Income.............................     8,491,000    12,866,000     4,473,000
 Expense (Note 5)...................    (2,286,000)   (3,112,000)   (1,426,000)
                                      ------------  ------------  ------------
                                         6,205,000     9,754,000     3,047,000
                                      ------------  ------------  ------------
GAIN ON SALE OF ASSETS (Note 3).....     9,845,000           --            --
                                      ------------  ------------  ------------
LOSS (Note 1).......................  $(53,285,000) $(33,003,000) $(36,065,000)
                                      ============  ============  ============
LOSS PER SHARE (Note 1).............  $      (2.19) $      (1.63) $      (2.13)
                                      ============  ============  ============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING.................    24,319,163    20,262,071    16,928,516
                                      ============  ============  ============



   The accompanying notes are an integral part of these financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       ADDITIONAL                                           CUMULATIVE
                              COMMON    PAID-IN     TREASURY      DEFERRED    ACCUMULATED   TRANSLATION
                              STOCK     CAPITAL       STOCK     COMPENSATION    DEFICIT     ADJUSTMENT     TOTAL
                             -------- ------------ -----------  ------------ -------------  ----------- ------------
BALANCE, JANUARY 1, 1994...  $120,000 $ 98,995,000 $       --    $(416,000)  $ (35,614,000)  $ 20,000   $ 63,105,000
Sales of common stock
 and warrants..............    58,000   82,400,000         --          --              --         --      82,458,000
Issuance of common stock
 upon exercise of stock
 options and warrants......     5,000    1,279,000         --          --              --         --       1,284,000
Amortization of warrants in
 connection with
 Partnership transaction--
 1994 portion
 (Notes 7 and 9)..............    --     1,376,000         --          --              --         --       1,376,000
Amortization of deferred
 compensation (Note 7)........    --           --          --      416,000             --         --         416,000
Employee benefit plan (Note
 8)........................       --       260,000         --          --              --         --         260,000
Treasury stock aquired.....       --           --      (69,000)        --              --         --         (69,000)
Translation adjustment.....       --           --          --          --              --       2,000          2,000
Loss.......................       --           --          --          --      (36,065,000)       --     (36,065,000)
                             -------- ------------ -----------   ---------   -------------   --------   ------------
BALANCE, DECEMBER
 31, 1994..................   183,000  184,310,000     (69,000)        --      (71,679,000)    22,000    112,767,000
Sales of common stock......    40,000   84,197,000         --          --              --         --      84,237,000
Issuance of common stock
 upon exercise of stock
 options and warrants......    15,000   16,425,000         --          --              --         --      16,440,000
Amortization of warrants in
 connection with
 Partnership transaction--
 1995 portion
 (Notes 7 and 9)..............    --       815,000         --          --              --         --         815,000
Amortization of deferred
 compensation (Note 7)........    --           --          --          --              --         --             --
Employee benefit plan (Note
 8)........................       --       375,000         --          --              --         --         375,000
Treasury stock aquired.....       --           --   (1,418,000)        --              --         --      (1,418,000)
Translation adjustment.....       --           --          --          --              --      (8,000)        (8,000)
Loss.......................       --           --          --          --      (33,003,000)       --     (33,003,000)
                             -------- ------------ -----------   ---------   -------------   --------   ------------
BALANCE, DECEMBER 31,
 1995......................   238,000  286,122,000  (1,487,000)        --     (104,682,000)    14,000    180,205,000
Issuance of common stock
 upon exercise of stock
 options and warrants......     8,000    8,144,000         --          --              --         --       8,152,000
Restricted stock award
 plan......................       --     2,073,000         --          --              --         --       2,073,000
Employee benefit plan (Note
 8)........................       --       529,000         --          --              --         --         529,000
Treasury stock aquired.....       --           --     (291,000)        --              --         --        (291,000)
Translation adjustment.....       --           --          --          --              --     (57,000)       (57,000)
Loss.......................       --           --          --          --      (53,285,000)       --     (53,285,000)
                             -------- ------------ -----------   ---------   -------------   --------   ------------
BALANCE, DECEMBER 31,
 1996......................  $246,000 $296,868,000 $(1,778,000)        --    $(157,967,000)  $(43,000)  $137,326,000
                             ======== ============ ===========   =========   =============   ========   ============

   The accompanying notes are an integral part of these financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              YEAR ENDED DECEMBER 31,
                                       ----------------------------------------
                                           1996          1995          1994
                                       ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Loss................................  $(53,285,000) $(33,003,000) $(36,065,000)
 Adjustments to reconcile loss to net
  cash used for operating activities:
  Depreciation and amortization......     4,198,000     5,851,000     7,095,000
  Gain on sale of assets.............    (9,845,000)          --            --
  Non-cash compensation expense......     2,602,000           --            --
  (Increase) decrease in operating
   assets:
   Other current assets..............     1,840,000    (5,773,000)   (1,443,000)
   Other long-term assets............       121,000       190,000      (543,000)
  Increase(decrease) in operating
   liabilities:
   Accounts payable..................    (2,741,000)    2,159,000     1,045,000
   Accrued expenses..................     2,947,000     4,224,000     4,277,000
   Advances from related party.......           --            --       (700,000)
   Other long-term liabilities.......       948,000       571,000       484,000
                                       ------------  ------------  ------------
   Net cash used for operating
    activities.......................   (53,215,000)  (25,781,000)  (25,850,000)
                                       ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Repayments from and (advances) to
  related party......................           --      4,337,000      (134,000)
 Purchases of property and
  equipment..........................    (2,058,000)  (17,455,000)  (10,543,000)
 Sale leaseback of property and
  equipment..........................       427,000       237,000    11,750,000
 Proceeds from sale of assets........    17,192,000           --            --
 Sales and maturities (purchases) of
  investments, net...................    30,325,000   (68,107,000)  (58,517,000)
                                       ------------  ------------  ------------
   Net cash provided by (used for)
    investing activities.............    45,886,000   (80,988,000)  (57,444,000)
                                       ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sales of common stock
  and warrants.......................           --     84,237,000    82,458,000
 Proceeds from exercises of common
  stock options and warrants.........     8,516,000    14,387,000     1,541,000
 Principal payments on long-term
  debt...............................    (3,919,000)  (17,426,000)  (12,319,000)
 Proceeds from long-term debt, net...     1,838,000    21,073,000    18,117,000
                                       ------------  ------------  ------------
   Net cash provided by financing
    activities.......................     6,435,000   102,271,000    89,797,000
                                       ------------  ------------  ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS....................      (894,000)   (4,498,000)    6,503,000
CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR...................     6,565,000    11,063,000     4,560,000
                                       ------------  ------------  ------------
CASH AND CASH EQUIVALENTS, END OF
 YEAR................................  $  5,671,000  $  6,565,000  $ 11,063,000
                                       ============  ============  ============

   The accompanying notes are an integral part of these financial statements.

                         CEPHALON, INC. & SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                         CEPHALON, INC. & SUBSIDIARIES

REVENUE RECOGNITION

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

2. CASH, CASH EQUIVALENTS AND INVESTMENTS

  At December 31, cash, cash equivalents and investments consisted of the following:

                                                         1996         1995
                                                     ------------ ------------
   Cash and cash equivalents........................ $  5,671,000 $  6,565,000
   Reverse repurchase agreements collateralized by
    U.S. Treasury securities........................    5,207,000   23,126,000
   U.S. Treasury bills and notes....................  125,158,000  140,966,000
   Commercial paper.................................      983,000    7,410,000
   Other corporate obligations......................    9,829,000          --
                                                     ------------ ------------
                                                     $146,848,000 $178,067,000
                                                     ============ ============

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

                         CEPHALON, INC. & SUBSIDIARIES

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

3. PROPERTY AND EQUIPMENT:

  At December 31, property and equipment consisted of the following:

                                                        1996         1995
                                                     -----------  -----------
   Land and buildings............................... $19,423,000  $19,405,000
   Laboratory and office equipment..................  11,515,000   12,603,000
   Leasehold improvements...........................         --     2,123,000
   Manufacturing equipment..........................         --     5,523,000
                                                     -----------  -----------
                                                      30,938,000   39,654,000
   Less allowances for depreciation and
    amortization....................................  (8,852,000)  (9,652,000)
                                                     -----------  -----------
   Property and equipment, net...................... $22,086,000  $30,002,000
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

4. ACCRUED EXPENSES

  At December 31, accrued expenses consisted of the following:

                                                           1996        1995
                                                        ----------- -----------
   Accrued compensation and benefits................... $ 1,569,000 $   501,000
   Accrued professional and consulting fees............   2,749,000     894,000
   Accrued clinical trial fees and related expenses....   3,177,000   5,021,000
   Accrued license fees and royalties..................     133,000   1,633,000
   Accrued co-promotion expenses.......................     723,000     605,000
   Other accrued expenses..............................   6,435,000   1,462,000
                                                        ----------- -----------
                                                        $14,786,000 $10,116,000
                                                        =========== ===========

                         CEPHALON, INC. & SUBSIDIARIES

5. LONG-TERM DEBT

  At December 31, long-term debt consisted of the following:

                                                          1996         1995
                                                       -----------  -----------
   Unsecured bank loan................................ $ 3,750,000  $ 6,250,000
   Capital lease obligations..........................   1,102,000    1,503,000
   Mortgage loans.....................................  17,286,000   17,822,000
                                                       -----------  -----------
                                                        22,138,000   25,575,000
   Less current portion...............................  (5,164,000)  (3,907,000)
                                                       -----------  -----------
   Long-term debt..................................... $16,974,000  $21,668,000
                                                       ===========  ===========

  Aggregate maturities of long-term debt for the next five years are as follows: 1997--$5,164,000; 1998--$1,454,000; 1999--$1,186,000; 2000--
$1,194,000; 2001--$1,152,000. The current portion of long-term debt consists primarily of payments due on the unsecured bank loan.

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

                         CEPHALON, INC. & SUBSIDIARIES

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

                         CEPHALON, INC. & SUBSIDIARIES

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

                         CEPHALON, INC. & SUBSIDIARIES

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

  The following table summarizes the aggregate option activity under both plans:

                                                              WEIGHTED AVERAGE
                                                               EXERCISE PRICE
                                    ACTIVITY   EXERCISE PRICE    PER SHARE
                                    ---------  -------------- ----------------
   Balance outstanding, January 1,
    1994........................... 2,268,341   $ .10-$18.00       $ 9.03
     Granted.......................   741,900   $8.25-$16.75       $11.11
     Exercised.....................  (402,756)  $ .10-$13.50       $ 0.74
     Canceled......................  (132,450)  $9.63-$16.75       $14.34
                                    ---------
   Balance outstanding, December
    31, 1994....................... 2,475,035   $ .10-$18.00       $10.72
     Granted.......................   966,587   $7.06-$31.00       $13.23
     Exercised.....................  (306,593)  $ .10-$16.75       $ 6.42
     Canceled......................  (192,332)  $7.06-$26.75       $12.39
                                    ---------
   Balance outstanding, December
    31, 1995....................... 2,942,697   $ .15-$31.00       $17.72
     Granted.......................   583,835   $7.31-$30.50       $19.27
     Exercised.....................  (140,574)  $ .15-$16.75       $ 7.83
     Canceled......................  (204,938)  $7.06-$31.00       $19.83
                                    ---------
   Balance outstanding, December
    31, 1996....................... 3,181,020   $ .15-$31.00       $14.07
                                    =========

                         CEPHALON, INC. & SUBSIDIARIES

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

  At December 31, 1996, warrants to purchase shares of the Company's common stock were outstanding as follows:

   NUMBER OF SHARES ISSUABLE                                      EXERCISE PRICE
   UPON EXERCISE OF WARRANTS            EXERCISE PERIOD             PER SHARE
   -------------------------            ---------------           --------------
           1,748,927           September 1, 1993--August 31, 1997     $11.32
                               September 1, 1997--August 31, 1999     $13.82
             379,300           September 1, 1994--August 31, 1999     $13.70
              19,877           September 1, 1993--August 31, 1999     $11.77
             750,000           February 9, 1994--February 8, 2002     $18.50

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

                         CEPHALON, INC. & SUBSIDIARIES

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

  The current general partner of the Partnership is a wholly-owned subsidiary of the Company, which owns 1% of the Partnership. The board of directors of the Partnership is 50% controlled by a third-party investor. The general partner cannot adversely modify the economic terms of the Partnership without a vote of the limited partners. The general partner may be removed at any time by a vote of the limited partners. The obligations of the general partner include i) enforcing agreements (described below) entered into by the Partnership, (ii) prosecuting and defending the intellectual property owned by the Partnership and iii) entering into loan agreements and other transactions on behalf of the Partnership. No such borrowings, commitments, or obligations are outstanding.

  All interests in the general partner and the Partnership acquired by the Company have been recorded as in-process research and development expense in accordance with SFAS No. 2 "Accounting for Research and Development Costs." The Company believes that this approach is appropriate, because under applicable accounting rules, neither technological feasability nor alternative future uses of MYOTROPHIN (rhIGF-I) have yet been established.

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

                         CEPHALON, INC. & SUBSIDIARIES

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

  The Partnership granted the Company an exclusive license (the "Interim License") to manufacture and market MYOTROPHIN (rhIGF-I) within the Territory in return for certain royalty payments and a payment of approximately $16,000,000 (the "Milestone Payment") that is to be made if MYOTROPHIN (rhIGF-
I) receives regulatory approval in the United States or certain other countries within the Territory. The Company has the option to pay the Milestone Payment in cash, common stock, or a combination thereof. The Company also entered into an agreement with each of the Partnership's limited partners under which it received the Purchase Option (see Note 6). If the Company were to make the Milestone Payment, exercise the Purchase Option, or purchase additional interests outside of the Purchase Option, a material charge to earnings could result, depending upon the development status of the underlying technology.

  The January 1994 collaboration between the Company and Chiron is subject to the rights of the Partnership (see Note 10).

REVENUE--CONTRACT

  The Company recorded other revenues under its other collaboration agreements for the year ended December 31, as follows:

                                                  1996       1995        1994
                                               ---------- ----------- ----------
   Bristol-Myers Squibb....................... $4,305,000 $ 3,594,000 $  533,000
   TAP Holdings...............................  6,022,000   5,243,000  5,100,000
   SmithKline Beecham.........................  2,855,000   2,790,000  2,708,000
   Kyowa Hakko Kogyo..........................  1,775,000   1,711,000        --
   Schering-Plough............................  3,000,000   2,250,000  1,500,000
   Chiron (see Note 10)....................... $3,409,000 $26,176,000 $      --

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

                         CEPHALON, INC. & SUBSIDIARIES

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

 SmithKline Beecham plc

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

                         CEPHALON, INC. & SUBSIDIARIES

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

                         CEPHALON, INC. & SUBSIDIARIES

10. RESEARCH AND DEVELOPMENT

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

  Profits and losses from the marketing of MYOTROPHIN (rhIGF-I) for the treatment of ALS and certain peripheral neuropathies in North America, the countries of the European Community and certain other European countries ("Western Europe") generally will be shared equally by the Company and Chiron. In addition, the Company will receive a royalty on sales of MYOTROPHIN (rhIGF-
I), if any, in Western Europe to treat ALS. Chiron is to market the products in the collaboration's territory outside of North America and Western Europe, in return for royalties to the collaboration, which also will be shared equally by the Company and Chiron.

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

  The Company's collaboration with Chiron is subject to the rights of the Partnership, which has licensed the Company the right to develop MYOTROPHIN (rhIGF-I) in North America and Europe in return for receiving

                         CEPHALON, INC. & SUBSIDIARIES
certain payments. The Company is solely responsible for making any royalty and milestone payments owed to the Partnership and is responsible for funding the Purchase Option if it exercises the option (see Note 9).

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

                         CEPHALON, INC. & SUBSIDIARIES

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

  Significant components of the Company's deferred tax assets for federal and state income taxes as of December 31, is as follows:

                                                       1996          1995
                                                   ------------  ------------
   Net operating loss carryforwards............... $ 25,550,000  $ 21,144,000
   Capitalized research and development
    expenditures..................................   23,638,000    17,832,000
   Other--net.....................................      257,000      (381,000)
                                                   ------------  ------------
   Total deferred tax assets......................   49,445,000    38,595,000
   Valuation allowance for deferred tax assets....  (49,445,000)  (38,595,000)
                                                   ------------  ------------
   Net deferred tax assets........................ $        --   $        --
                                                   ============  ============

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The names, ages and positions held by the directors and executive officers of the Company are as follows:

NAME                        AGE                     POSITION
----                        ---                     --------
Frank Baldino, Jr., Ph.D..   43 Director, President and Chief Executive Officer
                                 and founder of the Company
Bruce A. Peacock..........   45 Director, Executive Vice President and Chief
                                 Operating Officer
J. Kevin Buchi............   41 Senior Vice President, Finance and Chief
                                 Financial Officer
Joseph J. Day, Jr.........   55 Senior Vice President, Worldwide Business
                                 Development
Peter E. Grebow, Ph.D.....   50 Senior Vice President, Drug Development
Barbara S. Schilberg......   47 Senior Vice President, Secretary and General
                                 Counsel
Jeffry L. Vaught, Ph.D....   46 Senior Vice President, Research
Kenneth P. Wolski.........   54 Senior Vice President, Worldwide Clinical
                                 Research and Regulatory Affairs
William P. Egan(1)........   52 Director
Robert J. Feeney,            71 Director
 Ph.D.(2).................
Martyn D. Greenacre(1)....   55 Director
Kevin E. Moley(1).........   50 Director
Horst Witzel,                69 Director
 Dr.-Ing.(2)..............

--------
(1) Members of the Audit Committee of the Board of Directors.
(2) Members of the Stock Option and Compensation Committee of the Board of Directors.

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

  Dr. Baldino, the founder of the Company, has served as President, Chief Executive Officer and a director since its inception. Dr. Baldino holds several adjunct academic appointments, including Adjunct Professor of Pharmacology at Temple University Medical School, Adjunct Professor of Physiology and Biophysics and Adjunct Professor of Neurology at Hahnemann University. Dr. Baldino received his Ph.D. degree from Temple University. Dr. Baldino currently serves as a director of ViroPharma, Inc., Integrated Systems Consulting Group and Pharmacopeia, Inc.

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

  Mr. Buchi joined the Company as Controller in March 1991 and held several financial positions with the Company prior to being appointed Senior Vice President, Finance and Chief Financial Officer in April 1996. Between 1985 and 1991 Mr. Buchi served in a number of financial positions with E.I. duPont de Nemours and Company. Mr. Buchi received his M.M. degree from the J.L. Kellogg Graduate School of Management in 1982 and is a certified public accountant.

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

  EXHIBIT
    NO.
  --------
    3.1    Restated Certificate of Incorporation, as amended.
    3.2    Bylaws of the Registrant, as amended.
    4.1    Specimen copy of stock certificate for shares of Common Stock of the
           Registrant (Exhibit 4.1)(11).
    4.2    Rights Agreement, dated as of November 12, 1993, between Cephalon,
           Inc. and Chemical Bank, as Rights Agent (Exhibit 4.1)(10).
   10.1    Letter agreement dated March 22, 1995, between Cephalon, Inc. and the Salk Institute for Biotechnology Industrial Associates, Inc.
           (Exhibit 99.1)(17).
   10.2(a) An Agreement, dated May 23, 1990, between Cephalon, Inc. and
           Schering Corporation, a wholly-owned subsidiary of Schering-Plough
           Corporation (Exhibit 10.6)(2)(21).
   10.2(b) Amendment dated June 20, 1994 amending Agreement between Cephalon,
           Inc. and Schering Corporation (16).
   10.2(c) Amendment No. 2 dated November 27, 1995 amending Agreement between
           Cephalon, Inc. and Schering Corporation (Exhibit 10.2(c)(19)(21).
   10.3    Stock Purchase Agreement dated July 28, 1995, between Cephalon, Inc.
           and Kyowa Hakko Kogyo Co., Ltd. (Exhibit 99.3)(18).
   10.4(a) License Agreement, dated May 15, 1992, between Cephalon, Inc. and
           Kyowa Hakko Kogyo Co., Ltd. (Exhibit 10.6)(4)(21).
   10.4(b) Letter agreement dated March 6, 1995 amending License Agreement between Cephalon, Inc. and Kyowa Hakko Kogyo Co., Ltd. (Exhibit
           10.4(6))(16)(21).
   10.5(a) Supply Agreement, dated January 20, 1993, between Cephalon, Inc. and
           Laboratoire L. Lafon (Exhibit 10.1)(7)(21).
   10.5(b) License Agreement, dated January 20, 1993, between Cephalon, Inc.
           and Laboratoire L. Lafon (Exhibit 10.2)(7)(21).
   10.5(c) Trademark Agreement, dated January 20, 1993, between Cephalon, Inc.
           and an affiliate of Laboratoire L. Lafon (Exhibit 10.3)(7)(21).
   10.5(d) Amendment to License Agreement and Supply Agreement, dated July 21,
           1993, between Cephalon, Inc. and Laboratoire L. Lafon (Exhibit
           10.1)(11)(12).
   10.5(e) Amendment to Trademark Agreement, dated July 21, 1993, between
           Cephalon, Inc. and an affiliate of Laboratoire L. Lafon (Exhibit
           10.2)(12)(21).
   10.5(f) Amendment No. 3 to License Agreement dated June 8, 1995, Cephalon,
           Inc. and Laboratoire L. Lafon (Exhibit 99.2)(17).
   10.5(g) Amendment No. 4 to License Agreement and Supply Agreement dated
           August 23, 1995, Cephalon, Inc. and Laboratoire L. Lafon (Exhibit
           10.5(g))(19)(21).
  +10.6(a) Cephalon, Inc. Amended and Restated 1987 Stock Option Plan (Exhibit
           10.7)(4).
  +10.6(b) Cephalon, Inc. Equity Compensation Plan (Exhibit 10.6(6))(19).

   EXHIBIT
     NO.
  ---------
  +10.6(c)  Cephalon, Inc. Non-Qualified Deferred Compensation Plan (Exhibit
            10.6(c))(11).
   10.7     Form of Note Purchase Agreement, dated as of January 15, 1997, between Cephalon, Inc. and the several purchasers of Cephalon's
            Senior Convertible Notes, without exhibits (10.1)(20).
   10.8(a)  Stadol NS Co-promotion Agreement between Cephalon, Inc. and
            Bristol-Myers Squibb Company, dated as of July 22, 1994 (Exhibit
            99.1)(15)(21).
   10.8(b)  Amendment No. 1 dated August 29, 1995 amending Agreement between
            Cephalon, Inc. and Bristol-Myers Squibb Company (Exhibit
            10.8(b))(19)(21).
   10.8(c)  Amendment No. 2 dated February 8, 1996 amending Agreement between
            Cephalon, Inc. and Bristol-Myers Squibb Company (Exhibit
            10.8(c))(19)(21).
   10.8(d)  Serzone Co-promotion Agreement between Cephalon, Inc. and Bristol-
            Myers Squibb Company, dated as of February 8, 1996 (Exhibit
            10.8(d))(19)(21).
   10.9     Deliberately omitted.
   10.10(a) Amended and Restated Agreement of Limited Partnership, dated as of
            June 22, 1992, by and among Cephalon Development Corporation, as general partner, and each of the limited partners of Cephalon
            Clinical Partners, L.P. (Exhibit 10.1)(6).
   10.10(b) Amended and Restated Product Development Agreement, dated as of
            August 11, 1992, by and between the Registrant and Cephalon
            Clinical Partners, L.P. (Exhibit 10.2)(6)(21).
   10.10(c) Purchase Agreement, dated as of August 11, 1992, by and between the
            Registrant and each of the limited partners of Cephalon Clinical
            Partners, L.P. (Exhibit 10.3)(6)(21).
   10.10(d) Form of Series A Warrant to purchasers of Units including a limited partnership interest in Cephalon Clinical Partners, L.P. (Exhibit
            10.4)(6).
   10.10(e) Form of Series B Warrant to purchasers of Units including a limited partnership interest in Cephalon Clinical Partners, L.P. (Exhibit
            10.5)(6).
   10.10(f) Incentive Warrant to purchase 115,050 shares of Common Stock of the
            Registrant issued to PaineWebber Incorporated (Exhibit 10.6)(6).
   10.10(g) Fund Warrant to purchase 19,950 shares of Common Stock of the
            Registrant issued to PaineWebber R&D Partners III, L.P. (Exhibit
            10.7)(6).
   10.10(h) Pledge Agreement, dated as of August 11, 1992, by and between
            Cephalon Clinical Partners, L.P. and the R Registrant (Exhibit
            10.8)(6).
   10.10(i) Promissory Note, dated as of August 11, 1992, issued by Cephalon
            Clinical Partners, L.P. to the Registrant (Exhibit 10.9)(6).
   10.10(j) Form of Promissory Note, issued by each of the limited partners of
            Cephalon Clinical Partners, L.P. to Cephalon Clinical Partners,
            L.P. (Exhibit 10.10)(6).
   10.11    Supply, Distribution and License Agreement, dated as of July 27,
            1993, by and between Kyowa Hakko Kogyo Co., Ltd. and Cephalon, Inc.
            (Exhibit 10.3)(12)(21).
   10.12(a) Agreement between Cephalon, Inc. and Chiron Corporation dated as of
            January 7, 1994 (Exhibit 10.1)(13)(21).
   10.12(b) Letter agreement dated January 13, 1995 amending Agreement between
            Cephalon, Inc. and Chiron Corporation (Exhibit 10.12(b))(16).
   10.12(c) Letter agreement dated May 23, 1995 amending Agreement between
            Cephalon, Inc. and Chiron Corporation (19)(21).
   10.13(a) Agreement between Cephalon, Inc. and TAP Holdings Inc. (formerly
            TAP Pharmaceuticals Inc.) dated as of May 17, 1994 (Exhibit
            99.2)(14)(21).
  *10.13(b) Amendment dated June 28, 1996 amending Agreement between Cephalon,
            Inc. and TAP Holdings Inc.(22)

  EXHIBIT
    NO.
  -------
   10.14  Collaborative Agreement between Cephalon, Inc. and SmithKline Beecham plc dated June 8, 1993 (Exhibit 99.2)(9)(16).
   21     Subsidiaries of Cephalon, Inc.
  *23.1   Consent of Arthur Andersen LLP.
   23.2   Consent of Clark & Elbing LLP.
   24     Power of Attorney (included on the signature page to this Form 10-K
          Report).
   27     Financial Data Schedule

--------
 *  Filed herewith.
 + Compensatory plan required to be filed as an exhibit to this annual report on Form 10-K.
 (1) Filed as an Exhibit to the Registration Statement on Form S-1 filed on March 15, 1991.
 (2) Filed as an Exhibit to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-39413) filed on April 19, 1991.
 (3) Filed as an Exhibit to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 33-39413) filed on April 22, 1991.
 (4) Filed as an Exhibit to the Transition Report on Form 10-K for transition period from January 1, 1991 to December 31, 1991, as amended by Amendment No. 1 filed in September 4, 1992 on Form 8.
 (5) Filed as an Exhibit to the Company's Current Report on Form 8-K filed on December 31, 1992.
 (6) Filed as an Exhibit to the Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.
 (7) Filed as an Exhibit to the Registration Statement on Form S-3 (Registration No. 33-58006) filed on February 8, 1993.
 (8) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
 (9) Filed as an Exhibit to the Company's Current Report on Form 8-K dated June 8, 1993.
(10) Filed as an Exhibit to the Company's Current Report on Form 8-K filed on November 12, 1993.
(11) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
(12) Filed as an Exhibit to the Registration Statement on Form S-3 (Registration No. 33-73896) filed on January 10, 1994.
(13) Filed as an Exhibit to the Company's Current Report on Form 8-K dated on January 10, 1994.
(14) Filed as an Exhibit to the Company's Current Report on Form 8-K dated May 17, 1994.
(15) Filed as an Exhibit to the Company's Current Report on Form 8-K dated July 22, 1994.
(16) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
(17) Filed as an Exhibit to the Registration Statement on Amendment No. 1 to Form S-3 (Registration No. 33-93964) filed on June 30, 1995.
(18) Filed as an Exhibit to the Registration Statement on Amendment No. 2 to Form S-3 (Registration No. 33-93964) filed on July 31, 1995.
(19) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
(20) Filed as an Exhibit to the Registration Statement on Form S-3 (Registration No. 333-20321) filed on January 24, 1997.
(21) Portions of the Exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment granted by the Securities and Exchange Commission.
(22) Portions of the Exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT TO THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Cephalon, Inc.
Date: April 2, 1997

                                          By:      /s/ J. Kevin Buchi
                                             ---------------------------------
                                                       J. Kevin Buchi
                                             Senior Vice President, Finance and
                                                   Chief Financial Officer

                                 EXHIBIT INDEX

   EXHIBIT                                                           EXHIBIT
   NO.                                                               PAGE NO.
   --------                                                          --------
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

--------

*  Filed herewith

(1) Portions of the Exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.