Form 10-Q
period 1997-03-31
CEPHALON INC
filed 1997-05-15
CIK 873364

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Quarterly Period Ended March 31, 1997
                                            ------------------

        [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Transition Period from                to
                                            --------------    ---------------

     Commission File Number    0-19119
                           -------------------

                                CEPHALON, INC.
         ------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

                      Delaware                                                23-2484489
   --------------------------------------------------       ---------------------------------------------
     (State Other Jurisdiction of Incorporation or             (I.R.S. Employer Identification Number)
                   Organization)

       145 Brandywine Parkway, West Chester, PA                                 19380
       ----------------------------------------             ---------------------------------------------
       (Address of Principal Executive Offices)                               (Zip Code)

  Registrant's Telephone Number, Including Area Code                        (610) 344-0200
                                                            ---------------------------------------------

                                Not Applicable
    -----------------------------------------------------------------------
     Former Name, Former Address and Former Fiscal Year, If Changed Since
                                  Last Report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes    X     No
                                           -------     -------

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                      Outstanding as of May 9, 1997
       ----------------------------         -----------------------------
       Common Stock, par value $.01               24,843,760 Shares


This Report Includes a Total of 22 Pages

                         CEPHALON, INC. & SUBSIDIARIES
                         -----------------------------



                                     INDEX
                                     -----

                                                                     Page No.
                                                                     --------

PART  I - FINANCIAL INFORMATION

        Item 1. Financial Statements

                Consolidated Balance Sheets -                           1
                March 31, 1997 and December 31, 1996

                Consolidated Statements of Operations -                 2
                Three months ended March 31, 1997 and 1996

                Consolidated Statements of Cash Flows -                 3
                Three months ended March 31, 1997 and 1996

                Notes to Consolidated Financial Statements              4 - 9

        Item 2. Management's Discussion and Analysis of                 10 - 20
                Financial Condition and Results of Operations

PART II - OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K                        21

SIGNATURES                                                              22

                        CEPHALON, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                               March 31,        December 31,
                                                                                 1997              1996
                                                                                 ----              ----
                                                  ASSETS
                                                  ------
CURRENT ASSETS:
 Cash and cash equivalents (Note 2)..................................       $   3,016,000     $   5,671,000
 Reverse repurchase agreements (Note 2)..............................           8,351,000         5,207,000
 Short-term investments (Note 2).....................................         116,178,000       135,970,000
 Accounts receivable - contract......................................           8,192,000         5,286,000
 Other...............................................................           3,493,000         2,410,000
                                                                                ---------         ---------
  Total current assets...............................................         139,230,000       154,544,000

PROPERTY AND EQUIPMENT, net of accumulated depreciation and
 amortization of $9,493,000 and $8,852,000...........................          22,044,000        22,086,000
OTHER................................................................           1,409,000         1,261,000
                                                                                ---------         ---------
                                                                            $ 162,683,000     $ 177,891,000
                                                                            =============     =============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                      ------------------------------------
CURRENT LIABILITIES:
 Accounts payable....................................................       $   2,868,000     $   1,638,000
 Accrued expenses (Note 3)...........................................          14,445,000        14,786,000
 Current portion of long-term debt...................................           1,499,000         5,164,000
                                                                                ---------         ---------
  Total current liabilities..........................................          18,812,000        21,588,000

LONG-TERM DEBT (Note 2)..............................................          16,861,000        16,974,000
OTHER................................................................           2,221,000         2,003,000
                                                                                ---------         ---------
  Total liabilities..................................................          37,894,000        40,565,000
                                                                               ----------        ----------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY: (Notes 5 and 8)
 Preferred stock, $.01 par value, 5,000,000 shares authorized,
   none issued.......................................................                  --                --
 Common stock, $.01 par value, 100,000,000 shares authorized,
  24,815,386 and 24,618,223 shares issued and outstanding............             248,000           246,000
 Additional paid-in capital..........................................         299,682,000       296,868,000
 Treasury stock......................................................          (1,970,000)       (1,778,000)
 Accumulated deficit.................................................        (173,097,000)     (157,967,000)
 Cumulative translation adjustment...................................             (74,000)          (43,000)
                                                                                  -------           -------
   Total stockholders' equity........................................         124,789,000       137,326,000
                                                                             ------------      ------------
                                                                            $ 162,683,000     $ 177,891,000
                                                                            =============     =============

  The accompanying notes are an integral part of these financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                  Three Months Ended March 31,
                                                      1997            1996
                                                 --------------  --------------
REVENUES: (Note 6)
 Contract.....................................    $  5,628,000    $  3,728,000
                                                  ------------    ------------

OPERATING EXPENSES: (Note 7)
 Research and development.....................      13,177,000      14,293,000
 Selling, general and administrative..........       8,697,000       5,495,000
                                                  ------------    ------------
                                                    21,874,000      19,788,000
                                                  ------------    ------------

LOSS FROM OPERATIONS..........................     (16,246,000)    (16,060,000)
                                                  ------------    ------------

INTEREST:
 Income.......................................       1,617,000       1,741,000
 Expense......................................        (501,000)       (619,000)
                                                  ------------    ------------
                                                     1,116,000       1,122,000
                                                  ------------    ------------


LOSS..........................................    $(15,130,000)   $(14,938,000)
                                                  ============    ============

LOSS PER SHARE................................           $(.61)          $(.62)
                                                  ============    ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING...........................      24,691,153      24,044,615
                                                  ============    ============


  The accompanying notes are an integral part of these financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                Three Months Ended March 31,
                                                    1997            1996
                                               --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Loss........................................   $(15,130,000)   $(14,938,000)
 Adjustments to reconcile loss to net
  cash used for operating activities:
  Depreciation and amortization..............        641,000         958,000
  Non-cash compensation expense..............        773,000         564,000
  (Increase) decrease in operating
   assets:
    Accounts receivable - contract...........     (2,906,000)      1,355,000
    Related-party receivable.................             --         (24,000)
    Other current assets.....................       (970,000)       (603,000)
    Other long-term assets...................       (147,000)        (38,000)
  Increase(decrease) in operating
   liabilities:
    Accounts payable.........................      1,230,000      (1,668,000)
    Accrued expenses.........................       (370,000)        685,000
    Other long-term liabilities..............        217,000         144,000
                                                ------------    ------------
    Net cash used for operating
     activities..............................    (16,662,000)    (13,565,000)
                                                ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment.........       (599,000)       (512,000)
 Sale leaseback of property and
  equipment..................................        333,000              --
 Sales and maturities (purchases) of
  investments, net...........................     16,648,000       9,740,000
                                                ------------    ------------
  Net cash provided by investing
     activities..............................     16,382,000       9,228,000
                                                ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from exercises of common
  stock options and warrants.................      1,736,000       4,568,000
 Principal payments on long-term debt........     (4,111,000)       (970,000)
                                                ------------    ------------
    Net cash (used for) provided by
     financing activities....................     (2,375,000)      3,598,000
                                                ------------    ------------

NET DECREASE IN CASH AND CASH
 EQUIVALENTS.................................     (2,655,000)       (739,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD......................................      5,671,000       6,565,000
                                                ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.....   $  3,016,000    $  5,826,000
                                                ============    ============

  The accompanying notes are an integral part of these financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. The Company and Summary of Significant Accounting Policies
   ----------------------------------------------------------

Business

  Cephalon, Inc. ("Cephalon" or the "Company") seeks to discover and develop pharmaceutical products primarily for the treatment of neurological disorders such as amyotrophic lateral sclerosis ("ALS"), peripheral neuropathies, narcolepsy, Alzheimer's disease and stroke. The Company also co-promotes, to neurologists in the United States, two proprietary drugs of Bristol-Myers Squibb Company ("BMS") and a product of Medtronic, Inc., for the treatment of
intractable spasticity.   The Company has not received regulatory approval for
the commercial sale of any of its proprietary products under development. The Company has funded its operations primarily from the proceeds of public and private placements of its equity securities and the receipt of payments under research and development agreements.

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

Basis of presentation

  These consolidated financial statements of Cephalon, Inc. are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial condition and results of operations as of and for the periods set forth in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. All such adjustments are of a normal, recurring nature. The consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission, which includes financial statements as of and for the three years ended December 31, 1996. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full year.

Accounting pronouncements

  In February 1997, the Financial Accounting Standards Board issued FAS No. 128, "Earnings per Share," which is effective for financial statements for fiscal years ending after December 15, 1997. This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15 and makes them comparable to international EPS standards. The Company intends to adopt FAS No. 128 for its fiscal year ending December 31, 1997; early adoption is not permitted. Pro forma calculations are not included hereto because the Company does not expect that the effect of adopting FAS No. 128 will be material.

                        CEPHALON, INC. AND SUBSIDIARIES

                                  (Unaudited)


2. Cash, Cash Equivalents and Investments
   --------------------------------------

  As of the indicated dates, short-term investments were as follows:


                                                  March 31,       December 31,
                                                     1997             1996
                                                 ------------     ------------
  U.S. Treasury bills and notes...............    109,748,000      125,158,000
  Commercial paper............................        589,000          983,000
  Other corporate obligations.................      5,841,000        9,829,000
                                                 ------------     ------------
                                                 $116,178,000     $135,970,000
                                                 ============     ============

  The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Investments in overnight reverse repurchase agreements are collateralized 102% by U.S. Treasury securities. These securities are held in a trust account with a commercial bank on behalf of the Company. The Company believes that the quantity and quality of the collateral are sufficient to secure its investment in these instruments. The balance of the Company's short-term investments consisted primarily of U.S. Treasury securities, high grade commercial paper and U.S. corporate obligations and asset-backed securities having AAA ratings. All investments are valued at market. Contractual maturities of the Company's investments in debt securities are $80,646,000 in the remainder of 1997 and $46,899,000 in 1998.

  Under the terms of an unsecured loan agreement with a commercial bank, $3,750,000 was held in a custodial account as of December 31, 1996. In March 1997, the Company repaid in full the $3,750,000 balance due on the loan.


3. Accrued Expenses
   ----------------

  Accrued expenses consisted of the following:


                                                                    March 31,     December 31,
                                                                      1997            1996
                                                                   -----------    ------------
  Accrued compensation and benefits........................        $ 1,409,000     $ 1,569,000
  Accrued professional and consulting fees.................          1,972,000       2,749,000
  Accrued clinical trial fees and related expenses.........          3,114,000       3,177,000
  Accrued license fees and royalties.......................            688,000         133,000
  Accrued co-promotion expenses............................          1,220,000         723,000
  Other accrued expenses...................................          6,042,000       6,435,000
                                                                   -----------     -----------
                                                                   $14,445,000     $14,786,000
                                                                   ===========     ===========


4. Commitments and Contingencies
   -----------------------------

Other

  The Company maintains a number of agreements to fund research by third parties. These agreements are generally renewable on an annual basis and provide the Company with the right to obtain royalty-bearing licenses to the results of the research. The Company has funding commitments under several other cancelable agreements, including those entered into for the purpose of conducting clinical trials. Pursuant to the BMS Agreement, the Company is obligated to fund approximately $977,000 in the remainder of 1997 for promotional and support activities of Stadol NS targeting neurologists. In addition, the Company has obligations to make royalty, license and milestone payments under certain of its licensing and research and development agreements, including

                        CEPHALON, INC. AND SUBSIDIARIES

                                  (Unaudited)

milestone payments of $2,000,000 and $268,000 if PROVIGIL (modafinil) receives regulatory approval in the United States and the United Kingdom, respectively.

  Under the November 1996 purchase agreement, the purchaser of the Company's former pilot-scale manufacturing facility in Beltsville, Maryland has the right to seek indemnification from the Company, during the first year after the sale, for certain types of claims.

Related party

  Late in 1995, Cephalon Clinical Partners, L.P. (the "Partnership") depleted all of its available funding and will not provide further funding of MYOTROPHIN development costs to the Company. The amount of additional funding required for further development will be determined by the Partnership's general partner in advance of each quarter, and each quarter, the Company will have the right, but not the obligation, to contribute such funds. If the Company elects not to contribute such funds, the research and development agreement with the Partnership will terminate and all development and marketing rights to MYOTROPHIN (rhIGF-I) in the Territory will revert to the Partnership, which may commercialize MYOTROPHIN (rhIGF-I) itself or license or assign its rights to a third party. The Company would not receive any benefits from any such commercialization.

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

  The Company has a contractual option to purchase all of the limited partnership interests in the Partnership (the "Purchase Option"). To exercise the Purchase Option, Cephalon is required to make an advance payment of $40,275,000 in cash or, at Cephalon's election, $42,369,000 in shares of the Company's common stock, valued at the market price at the time the Purchase Option is exercised. The Purchase Option will become exercisable for a 45-day period commencing on the date which is the earlier of (a) the date which is the later of (i) the last day of the first month in which the Partnership shall have received Interim License payments equal to fifteen percent (15%) of the limited partners' capital contributions (excluding the Milestone Payment), and (ii) the last day of the 24th full month after the date of the Company's first commercial sale, if any, of MYOTROPHIN (rhIGF-I) within the Territory that generates a payment to the Partnership, and (b) the last day of the 48th full month after the date of such first commercial sale, if any, in the Territory. In addition to the advance payment, the exercise of the Purchase Option requires the Company to make future payments to the former limited partners for a period of eleven years after exercise at a royalty rate of 10.1% (reducing to 5.0% after a specified return is earned by the former limited partners) of MYOTROPHIN sales in the Territory, provided that royalties on MYOTROPHIN sales in Europe will only be paid to the extent necessary to meet specified sales targets. If the Company does not exercise the Purchase Option prior to its expiration, the Interim License will terminate and all development and marketing rights to MYOTROPHIN (rhIGF-I) in the Territory would revert to the Partnership, which may commercialize MYOTROPHIN (rhIGF-I) itself or license or assign its rights to a third party. The Company would not receive any benefits from such commercialization.

  The Company's collaboration with Chiron is subject to the rights of the Partnership, which licensed to the Company the right to develop MYOTROPHIN (rhIGF-I) in North America and Europe in return for receiving certain payments. The Company is solely responsible for making any such royalty and milestone payments owed to the Partnership and is responsible for funding the Purchase Option if it exercises the option.

                        CEPHALON, INC. AND SUBSIDIARIES

                                  (Unaudited)

Shareholder Litigation

  The Company and certain of its officers have been named as defendants in a number of civil actions filed in the U.S. District Court for the Eastern District of Pennsylvania, which have been consolidated. Several of the plaintiffs have been designated by the Court, collectively, as the "lead plaintiff" for purposes of the Private Securities Litigation Reform Act of 1995. The consolidated complaint, filed in October 1996 by the lead plaintiffs, extended and expanded the class period to include purchasers of the Company's securities as well as options to purchase or sell those securities during the period between June 12, 1995 and June 7, 1996. The plaintiffs allege, based in part on statements and opinions expressed at the June 7, 1996 meeting of an FDA advisory committee to review the MYOTROPHIN treatment investigational new drug application, that earlier statements by the Company about the North American and European trial results were misleading. The plaintiffs seek unspecified damages and other relief. The Company's motion to dismiss the case is pending, and discovery related to the merits of the allegation in the complaint has been postponed until the motion is decided, which is likely to occur in 1997. The Company intends to vigorously defend the action. However, management believes that it is too early in the proceedings to determine with any certainty the outcome of this action or the potential liability of the Company, if any.


5. Stockholders' Equity
   --------------------

  At March 31, 1997, 3,245,723 options to purchase shares of common stock were outstanding at exercise prices ranging from $0.15 per share to $31.00 per share, of which 1,681,168 options were exercisable, including 584,000 options exercisable at prices below $10.00 per share.

  As of March 31, 1997, unvested restricted stock awards for 198,150 shares were outstanding, including awards for 7,450 shares granted during the quarter ended March 31, 1997. The restricted stock awards generally vest in equal annual installments over four years. The Company recognized compensation expense of $515,000 in the first quarter of 1997 related to these outstanding awards.

  At March 31, 1997, warrants to purchase 2,820,437 shares of the Company's common stock were outstanding as follows:


 Number of shares issuable                                       Exercise Price
 upon exercise of warrants            Exercise Period              Per Share
 -------------------------            ---------------            --------------
        1,681,162            September 1, 1993--August 31, 1997      $11.32
                             September 1, 1997--August 31, 1999      $13.82
          371,500            September 1, 1994--August 31, 1999      $13.70
           17,775            September 1, 1993--August 31, 1999      $11.77
          750,000            February 9, 1994--February 8, 2002      $18.50

  During the three months ended March 31, 1997, 77,667 warrants and 91,565 stock options were exercised for an aggregate exercise price of $899,000 and $950,000, respectively.

                        CEPHALON, INC. AND SUBSIDIARIES

                                  (Unaudited)


6. Revenue
   -------

Revenue--Contract

  Contract revenues consisted primarily of the revenue recorded under the Company's collaboration agreements as follows:


                                          Three months ended March 31,
                                          ----------------------------
                                              1997           1996
                                          -------------  -------------
  TAP Holdings.........................      $1,800,000     $1,328,000
  SmithKline Beecham...................         749,000        706,000
  Kyowa Hakko Kogyo....................       1,000,000             --
  Schering-Plough......................         588,000        750,000
  Chiron (see Note 7)..................       1,491,000        944,000


7. Research and Development
   ------------------------

 Chiron Corporation

  Since January 1994, the Company and Chiron have collaborated in the development of MYOTROPHIN (rhIGF-I) in the neurological field, for commercialization in all countries of the world other than Japan. Under the agreement, Chiron contributed its intellectual property rights within the neurology field related to certain compounds, including rhIGF-I. The Company contributed certain patent rights related to MYOTROPHIN (rhIGF\\-\\I), subject to the rights of the Partnership (see Note 4).

  The Company and Chiron have established joint committees to develop and oversee the clinical and marketing strategies and budgets for compounds to be developed under the collaboration. The collaboration is currently developing MYOTROPHIN (rhIGF-I) for the treatment of ALS and certain peripheral neuropathies. The companies have agreed to fund equal amounts of these MYOTROPHIN program costs.

  For the quarter ended March 31, 1997, the equalization of estimated first quarter program costs resulted in net revenue from Chiron of $1,491,000.

  The January 1994 collaboration between the Company and Chiron is subject to the rights of the Partnership (see Note 4).


8. Subsequent Events
   -----------------

  In April 1997, the Company completed a $30,000,000 private placement of senior convertible notes. The convertible notes mature in April 1998 and bear interest, payable quarterly in cash or common stock, at a rate of seven percent per annum. The Company will record the notes at their face value and accrue interest on the outstanding amount of the notes. The notes are convertible into common stock of the Company, subject to certain limitations, at a six percent discount to a market price formula at the time of conversion. The Company has registered 1,400,000 shares of its common stock for sale upon conversion of the notes. The Company intends to register 1,600,000 additional shares to allow for full conversion of the notes based upon the current market price of the Company's common stock. If not converted into common stock at or prior to maturity, the outstanding, unconverted notes plus accrued interest will be exchanged for an equal dollar amount of 10 3/4% debentures which mature in 2013. The convertible notes cannot be converted without the consent of the Company at a price less than $25 per share until July 2, 1997. The Company may redeem the notes, at a redemption price equal to 110 percent of the outstanding principal amount plus interest, if the conversion price falls below approximately $21 per share.

                        CEPHALON, INC. AND SUBSIDIARIES

                                  (Unaudited)

The terms of the convertible notes require the maintenance of a minimum cash balance and certain other restrictions.

  In May 1997, the Company purchased capped call options (the "Options") from Swiss Bank Corporation, London Branch ("SBC") on 2,500,000 shares of common stock. In payment of the purchase price of such Options, the Company issued to SBC 490,000 shares of common stock (the "Shares"), which the Company registered for resale by SBC under the Securities Act of 1933. The Options, which are exercisable on the expiration date of October 31, 1997, have a strike price of $21.50 per share (the "Strike Price") and a cap price of $39.50 per share (the "Cap Price"). If upon expiration of the options the price of the Company's common stock is above the Strike Price, the Company expects that the Options would be settled in cash. However, the Company may elect to physically settle the Options by requiring delivery by SBC to the Company of shares of the common stock. If the Options are settled in cash, SBC or its affiliates would likely sell shares of the common stock, which may include some or all of the Shares then held by them as a hedge with respect to the Options. If the Options are physically settled, SBC will deliver shares of the common stock to the Company, which likely would include some or all of the Shares, upon payment by the Company of the applicable exercise price.

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

  The Company's business of developing and marketing pharmaceutical products is subject to a number of significant risks, including those inherent in pharmaceutical research and development activities and in conducting business in a regulated environment. The success of the Company depends to a large degree upon obtaining U.S. Food and Drug Administration (the "FDA") and foreign regulatory approval to market products currently under development. Cephalon has had only limited experience in filing and pursuing applications necessary to gain regulatory approvals. There can be no assurance that the data from the Company's clinical studies or the Company's interpretation of data will be accepted by any regulatory authority. In addition, there can be no assurance that any application by the Company to market a product will be reviewed in a timely manner or that approval to market a product will be received from the appropriate regulatory authority. Should approval be granted to market a product, there can be no assurance that the Company will be able to successfully market the product or achieve a profitable level of sales.

 Uncertainties Related to MYOTROPHIN(R) (rhIGF-I)

  In February 1997, the Company, in collaboration with Chiron Corporation ("Chiron"), filed a new drug application ("NDA") with the FDA requesting that MYOTROPHIN (rhIGF-I) be approved for the treatment of amyotrophic lateral sclerosis ("ALS") in the United States. At a public hearing on May 8, 1997, the Peripheral and Central Nervous System Drugs Advisory Committee (the "Advisory Committee") found, by a vote of 6 to 3, that the data presented to it for review did not constitute "substantial" evidence that MYOTROPHIN (rhIGF-I) is effective in the treatment of ALS. To support commercialization of a drug, the FDA requires "substantial" evidence of the drug's safety and effectiveness. The Advisory Committee's recommendation, although not binding, is usually followed by the FDA. There can be no assurance that the FDA will grant authorization to commercialize MYOTROPHIN (rhIGF-I) in the United States on the basis of the results of the two completed studies.

  The efficacy and safety data from the North American and European studies of MYOTROPHIN (rhIGF-I) have not yet been formally reviewed by any regulatory authority outside the United States. A marketing authorization application has been accepted for review by the European Medicines Evaluation Agency under the centralized procedures of the European Union. Under those procedures, a regulatory decision with respect to the single application is binding on all 15 member states of the European Union, subject in some countries to subsequent review by national authorities as to pricing and reimbursement matters.

  During the double-blind portion of the MYOTROPHIN study conducted in Europe, an imbalance in death rates was observed in the drug-treated group compared to the placebo-treated group. The Company believes that mortalities observed in the North American and European clinical studies are due to the normal progression of the disease or other circumstances not attributable to MYOTROPHIN (rhIGF-I). The Company is continuing to furnish MYOTROPHIN (rhIGF-I) to patients who participated in the two Phase III ALS studies, to patients in its Phase II program in peripheral neuropathies, and to patients under the ongoing treatment investigational new drug ("T-IND") program. The reporting of patient deaths as adverse events could result in regulatory action adverse to the interests of the Company.

  There can be no assurance that any regulatory authority will accept the North American and European studies as evidence of sufficient safety and efficacy to support marketing approval or that MYOTROPHIN (rhIGF-I) will receive marketing approval in any jurisdiction for any indication. A negative decision by any regulatory authority could adversely influence the decision of other regulatory authorities. If the FDA or any other regulatory authority were to require additional data prior to approval of MYOTROPHIN (rhIGF-I) for commercialization, there can be no assurance that the Company and Chiron would be willing or able to conduct any study as a Phase III activity or that the results of such study, if conducted, would be positive. A new study also would be expensive and would take several years to complete. A delay in obtaining approval or a failure to obtain any approval for MYOTROPHIN (rhIGF-I) would materially adversely affect the Company's business and the price of its common stock. The Company has indicated its willingness to conduct an additional study of MYOTROPHIN (rhIGF-I) in ALS patients as a post-approval activity.

  Chiron's U.S. manufacturing facility (the "Chiron Facility") will be the sole source of supply for any potential future commercial or clinical needs of MYOTROPHIN (rhIGF- I), including any material which Cephalon may have to supply for use in Japan, as well as for use in the Company's ongoing clinical trials. There can be no assurance that Chiron will be able to produce adequate quantities of MYOTROPHIN (rhIGF-I) in a cost-effective manner or, in the case of material purchased by Cephalon for use outside the collaboration, on terms satisfactory to Cephalon.

  The Company and Chiron will be required to demonstrate that the material produced from the Chiron Facility is equivalent to the material used in the ALS clinical trials, which was manufactured at the Company's pilot-scale manufacturing facility in Beltsville, Maryland. Although, based on the results of a bioequivalency study, the companies believe that the material is equivalent, if regulatory authorities do not agree with that assessment, regulatory approval of MYOTROPHIN (rhIGF-I) could be delayed.

  The Company and Chiron are required to comply with all applicable FDA requirements, including current Good Manufacturing Practice ("cGMP") regulations in the manufacture of MYOTROPHIN. The facilities used by the Company and Chiron for the manufacture of MYOTROPHIN are subject to FDA inspection at any time during the conduct of clinical studies or commercial operations, to determine compliance with cGMP requirements. The cGMP regulations are complex, and failure to be in compliance could lead to the need for remedial action, penalties and
delays in production of material acceptable to the FDA.   Should the Chiron
Facility not be able to produce sufficient quantities of MYOTROPHIN (rhIGF-I) in accordance with applicable regulations, the collaboration would have to obtain MYOTROPHIN (rhIGF-I) from another source. There can be no assurance that Cephalon or the collaboration would be able to locate an alternative, cost-effective source of supply of MYOTROPHIN (rhIGF-I).

 Uncertainties Related to PROVIGIL(R) (modafinil)

  In December 1996, the Company submitted an NDA to the FDA requesting that PROVIGIL (modafinil) be approved for the treatment of the excessive daytime sleepiness associated with narcolepsy, based on the results of two Phase III studies conducted in the United States. There can be no assurance that the FDA or other regulatory authorities will determine that the results generated from the Company's clinical trials demonstrate sufficient safety and efficacy to permit marketing approval.

  The Company also is pursuing applications seeking authorization to market PROVIGIL (modafinil) in the Republic of Ireland and the United Kingdom, which are other territories licensed from Laboratoire L. Lafon ("Lafon"). The regulatory authorities in both countries have requested and have been provided additional information with respect to the applications which were originally filed by Lafon under the multi-state procedures of the Committee for Proprietary Medicinal Products ("CPMP"). There can be no assurance that the additional information provided will be adequate in order to permit approval of the applications. Even if those applications are approved, the Company must also request permission to vary the applications with respect to certain manufacturing procedures and other matters. There can be no assurance that any regulatory approvals or variations will be obtained at all or in a timely manner. The Company is in the process of establishing a sales force in the United Kingdom to sell PROVIGIL (modafinil). Any delays in accomplishing these activities could delay launch of the product, if it is approved. The Company is required, under the terms of its license with Lafon, to launch the product no later than three months after approval.

  Lafon is responsible for manufacturing the bulk modafinil compound for the Company, and the Company has entered into an agreement with a third party to manufacture tablets for commercial use from bulk modafinil provided by Lafon. The facilities used for the manufacture of modafinil are required to comply with all applicable FDA requirements, including cGMP regulations. The facilities for the manufacture of modafinil are subject to inspection by the FDA and European regulatory authorities at any time during the conduct of clinical studies or commercial operations. The cGMP regulations are complex, and failure to be in compliance could lead to the need for remedial action, penalties and delays in production of material acceptable to the FDA or other regulatory authorities. If Lafon is unable to supply the Company with modafinil, Cephalon is permitted to make the compound itself or to purchase it from third parties. There can be no assurance that Cephalon would be able to manufacture modafinil, that a third-party manufacturer could be located or that either alternative would be cost-effective. If the tablet manufacturer is unable to supply tablets for any reason, there can be no assurance that the Company will be able to identify a suitable alternative supplier at all or without delaying the launch of PROVIGIL (modafinil).

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

 Shareholder Litigation

  The Company and certain of its officers have been named as defendants in a number of civil actions filed in the U.S. District Court for the Eastern District of Pennsylvania, which have been consolidated. Several of the plaintiffs have been designated by the Court, collectively, as the "lead plaintiff" for purposes of the Private Securities Litigation Reform Act of 1995. The consolidated complaint, filed in October 1996 by the lead plaintiffs, extended and expanded the class period to include purchasers of the Company's securities as well as options to purchase or sell those securities during the period between June 12, 1995 and June 7, 1996. The plaintiffs allege, based in part on statements and opinions expressed at the June 7, 1996 meeting of an FDA advisory committee to review the MYOTROPHIN treatment investigation new drug application, that earlier statements by the Company about the North American and European trial results were misleading. The plaintiffs seek unspecified damages and other relief. The Company's motion to dismiss the case is pending, and discovery related to the merits of the allegation in the complaint has been postponed until the motion is decided, which is likely to occur in 1997. The Company intends to vigorously defend the action. However, management believes that it is too early in the proceedings to determine with any certainty the outcome of this action or the potential liability of the Company, if any.

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

  Even if MYOTROPHIN (rhIGF-I) and PROVIGIL (modafinil) are approved for commercialization, the Company cannot predict at this time the potential revenues to be received from sales of MYOTROPHIN (rhIGF-I) for use in treating ALS or from sales of PROVIGIL (modafinil) for use in connection with narcolepsy. ALS and narcolepsy each qualify as orphan diseases under the Orphan Drug Law, which generally means that the potential patient population for each indication is limited. Rilutek(R) (riluzole) has been commercialized in the United States and Europe by Rhone-Poulenc Rorer, Inc. for use in treating ALS. It is not clear whether ALS patients, given the constraints of drug reimbursement programs, would be able to support both Rilutek and MYOTROPHIN (rhIGF-I) (as well as any other drugs which may be approved in the future for use in treating ALS), especially if MYOTROPHIN (rhIGF-I) has a higher price than competitive drugs. Competition for PROVIGIL (modafinil) also is likely, because narcolepsy is currently treated with several drugs, all of which are available generically and have been available for a number of years.

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

  The Company's business is subject to additional significant risks including, but not limited to, the need to obtain additional funds to support its research, development and commercialization efforts, the Company's dependence on collaborative partners and third-party suppliers, the Company's relative inexperience in marketing and distributing commercial products, uncertainties associated with obtaining and enforcing its patents and uncertainties associated with the patent rights of others, uncertainties regarding government reforms, product pricing and reimbursement levels, technological change and competition from companies and institutions developing products for the same indications as the Company's product candidates, the product liability risks associated with being the manufacturer or seller of pharmaceutical products, the outcome of any current or potential litigation, and reliance by the Company on key personnel.

  The market price for shares of the Company's common stock has historically been highly volatile. Future negative announcements concerning the Company, its competitors or other companies in the biopharmaceutical industry, including the results of testing and clinical trials, regulatory hearings and decisions, technological innovations or commercial products, patents, government regulations, developments concerning proprietary rights, litigation or public concern as to the safety or commercial value of the Company's products may have a significant adverse effect on the market price of the Company's common stock.

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

  In May 1997, the Company purchased capped call options (the "Options") from Swiss Bank Corporation, London Branch ("SBC") on 2,500,000 shares of common stock. In payment of the purchase price of such Options, the Company issued to SBC 490,000 shares of common stock (the "Shares"), which the Company registered for resale by SBC under the Securities Act of 1933. The Options, which are exercisable on the expiration date of October 31, 1997, have a strike price of $21.50 per share (the "Strike Price") and a cap price of $39.50 per share (the "Cap Price"). The Company purchased the Options to allow the Company to benefit, subject to the terms of the Options, from any appreciation in the market value of the Company's common stock on expiration of the Options. Purchase of the Options by the Company involves certain risks. The purchase of the Options will benefit the Company only if the market price of the common stock appreciates to a level above $21.50 at the expiration of the Options. If the market price of the common stock at expiration of the Options does not exceed $21.50, the Company will have issued the Shares for no value. Even if the market price of the common stock at expiration of the Options exceeds $21.50, the benefit to the Company may be less than the market value of the Shares when they were sold.

Liquidity and Capital Resources

  Cash, cash equivalents and investments at March 31, 1997 and December 31, 1996 were $127,545,000 and $146,848,000, respectively, representing 78% and 83%, respectively, of total assets.

  Cash equivalents and investments consisted primarily of short- to intermediate-term obligations of the United States government, overnight reverse repurchase agreements that are collateralized 102% by such government obligations, and short- to intermediate-term corporate obligations. Certain of the Company's lease agreements contain covenants that obligate the Company to maintain certain minimum cash and investment balances.

  The following is a summary of selected cash flow information for the three months ended March 31:


                                                                 1997           1996
                                                                 ----           ----
Net cash used for operating activities..................    $(16,662,000)  $(13,565,000)
Net cash provided by investing activities...............      16,382,000      9,228,000
Net cash (used for) provided by financing activities....      (2,375,000)     3,598,000


 Net cash used for operating activities

 --Operating cash inflows

  A summary of the major sources of cash receipts reflected in net cash used for operating activities for the quarter ended March 31 is as follows:


                                                            1997        1996
                                                            ----        ----
TAP Holdings.........................................    $1,548,000  $1,415,000
Bristol-Myers Squibb.................................       453,000          --
Chiron...............................................            --   2,803,000
Schering-Plough......................................        88,000     750,000
SmithKline Beecham...................................       729,000     707,000
Kyowa Hakko..........................................       587,000     407,000
Interest.............................................     1,617,000   1,741,000


  In May 1994, the Company and TAP entered into a research and development and license agreement (the "TAP Agreement") to develop and commercialize certain compounds in the United States for the treatment of cancer. Under the terms of the TAP Agreement, the Company performs research and preclinical development for which it is compensated quarterly by TAP, based on a contract rate per individual assigned to the program for that quarter and reimbursement of certain external costs, all subject to annual budgetary maximums. At March 31, 1997, $1,800,000 was receivable from TAP.

  The Company and Bristol-Myers Squibb Company ("BMS") entered into two co-promotion agreements (the "BMS Agreement"), under which Cephalon markets two BMS proprietary products, Stadol NS(R) (butorphanol tartrate) Nasal Spray ("Stadol NS") and Serzone(R) (nefazodone hydrochoride) to neurologists in the United States. Pursuant to the BMS Agreement, BMS makes quarterly payments to the Company based primarily on the percentage of certain prescriptions written by neurologists in excess of a predetermined base amount. The payment received from BMS in 1997 represents fourth quarter 1996 payments earned under the co-promotion agreement. In 1996, the payment related to the fourth quarter of 1995 was received in the second quarter of 1996. At March 31, 1997, $1,125,000 was receivable from BMS.

  The Company and Chiron are jointly developing MYOTROPHIN (rhIGF-I) for the treatment of ALS and certain peripheral neuropathies. Under the collaboration, as amended, the companies fund equal amounts of MYOTROPHIN program costs. The payment received from Chiron in the first quarter of 1996 represents equalization of fourth quarter 1995 program costs incurred. The payment related to equalization of fourth quarter 1996 program costs was received in the second quarter of 1997. At March 31, 1997, $3,956,000 was receivable from Chiron.

  In January 1997 the Company announced that Schering-Plough Corporation ("SP") had decided to conclude its funding of the research program with the Company. The last payment of $88,000 was received in March 1997.

  Under the terms of a June 1993 agreement with SmithKline Beecham ("SB"), the Company performs research and preclinical development for which it is compensated quarterly by SB, based on a contract rate per individual assigned to the program for that quarter, and subject to annual budgetary maximums, periodic review by SB and achievement of certain milestones by the Company. At March 31, 1997, $198,000 was receivable from SB.

  In July 1993, the Company entered into an agreement (the "Kyowa Hakko Myotrophin Agreement") with Kyowa Hakko Kogyo Co., Ltd. ("Kyowa Hakko") to develop and market MYOTROPHIN (rhIGF-I) in Japan. The Company is reimbursed for supplying MYOTROPHIN (rhIGF-I) for the clinical trials conducted in Japan by Kyowa Hakko. At March 31, 1997, a non-recurring $1,000,000 milestone payment was receivable from Kyowa Hakko upon the Company's filing of the MYOTROPHIN (rhIGF-
I) NDA in the United States.

 --Outlook

  In future periods, receipt of payments from Chiron or payments by the Company to Chiron will depend on the relative costs incurred in the MYOTROPHIN program by the two companies. The continuation of the research funding under the agreements with TAP and SB, during 1997 and thereafter, are subject to the achievement of certain development milestones and periodic review by those companies and may be terminated without cause with prior notice. The Company expects to receive annual payments from BMS in 1997 comparable to the annual amount received in 1996. The ability to maintain the current level of product sales related to the payments from BMS is subject to a number of uncertainties, including competition from new and existing products and the impact of any regulatory actions. The milestone payment from Kyowa Hakko, mentioned above, is a one-time payment. Additional receipts from Kyowa Hakko will depend upon the level of sales of MYOTROPHIN clinical supplies to Kyowa Hakko.

 --Operating cash outflows

  Net cash used for selling, general and administrative activities increased in the first quarter of 1997 as compared to the same 1996 period due to funding increases in costs associated with the Company's sales and marketing activities, including increases in pre-marketing efforts in support of the products in development, a 37% increase in sales and marketing staffing levels and increases in administrative external costs. The funding of research and development expenses decreased in the 1997 period as compared to the 1996 period primarily due to the cessation of manufacturing operations as a result of the November 1996 sale of the Company's Beltsville, Maryland pilot-scale manufacturing facility.

--Outlook

  Pending a decision by the FDA on the MYOTROPHIN (rhIGF-I) NDA, the Company expects to continue funding development costs during the remainder of 1997, including the cost of preparations for filings with other regulatory authorities, continuation of a Phase II clinical program to test the potential utility of MYOTROPHIN (rhIGF-I) in the treatment of other neurological indications, including peripheral neuropathies, continuing the T-IND expanded access program in ALS patients in the United States, and a planned early access program in ALS patients in Europe. Even if MYOTROPHIN is not approved in the United States, the costs of developing MYOTROPHIN are expected to continue to be significant because many of the activities would be needed to support possible commercialization of MYOTROPHIN in Europe.

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

  The costs to develop PROVIGIL (modafinil) are expected to continue to be significant during the remainder of 1997 due to open label extensions of the double-blind portions of clinical studies, potential Phase II studies in other neurological disorders and pre-launch activities for potential commercialization of PROVIGIL (modafinil).

  Pursuant to the BMS Agreement, the Company is obligated to fund approximately $977,000 in the remainder of 1997 for promotional and support activities of Stadol NS targeting neurologists. The Company also expects to incur significant expenses under the collaborations with SB and TAP, which may exceed payments received under the related agreements, as well as significant costs in its other development programs.

  Selling, general and administrative activities in the United States and Europe may be expanded or decreased, as appropriate, as the Company evaluates the potential for obtaining regulatory approvals of MYOTROPHIN (rhIGF-I) and
PROVIGIL (modafinil).   The Company may also build inventories of MYOTROPHIN
(rhIGF-I) and PROVIGIL (modafinil), which also would require substantial funding.

 --Operating cash requirements outlook

  The Company expects its negative operating cash flow to continue due to funding of research, development, clinical trial, regulatory filing, sales and marketing and other costs. The capital required to fund the Company's operations for 1997 may be greater than that of the prior year. The amount needed to fund operations will depend upon many factors, including the success of the Company's research and development programs, the extent of any collaborative research or other funding arrangements, the costs and timing of seeking regulatory approvals, if any, of its products, technological changes, competition and the expansion of the Company's sales and marketing activities. See "Certain Risks Related to Cephalon's Business."

 Net cash provided by investing activities

  A summary of net cash provided by investing activities for the quarter ended March 31 is as follows:


                                                            1997         1996
                                                            ----         ----
Purchases of property and equipment.................   $  (599,000)  $ (512,000)
Sale leaseback of property and equipment............       333,000           --
Sales and maturities of investments, net............    16,648,000    9,740,000
                                                       -----------   ----------
  Net cash provided by investing activities.........   $16,382,000   $9,228,000
                                                       ===========   ==========


  The Company may continue to incur significant capital expenditures as it assesses its facility and equipment requirements.

  Sales and maturities of investments, net represent the liquidation of a portion of the Company's portfolio of investments of which the proceeds are used to fund operations and other investing activities.

 Net cash (used for) provided by financing activities

  A summary of cash (used for) provided by financing activities for the quarter ended March 31 is as follows:


                                                                                                   1997         1996
                                                                                                   ----         ----
Proceeds from exercises of common stock options and warrants...................                $ 1,736,000   $4,568,000
Principal payments on long-term debt...........................................                 (4,111,000)    (970,000)
                                                                                                ----------    ---------
  Net cash (used for) provided by financing activities.........................                $(2,375,000)  $3,598,000
                                                                                               ===========   ==========


  For the quarter ended March 31, 1997, the Company received cash from the exercise of 69,246 warrants and 87,412 stock options in the amount of $807,000 and $929,000, respectively. The extent and timing of future warrant and option exercises, if any, are primarily dependent upon the market price of the Company's common stock and general financial market conditions, as well as the exercise prices and expiration dates of the warrants and options.

  In March 1997, the Company repaid in full the $3,750,000 balance due on the unsecured bank loan.

 Commitments and contingencies

--Other

  The Company maintains a number of agreements to fund research by third parties. These agreements are generally renewable on an annual basis and provide the Company with the right to obtain royalty-bearing licenses to the results of the research. The Company has funding commitments under several other cancelable agreements, including those entered into for the purpose of conducting clinical trials. Pursuant to the BMS Agreement, the Company is obligated to fund approximately $977,000 in the remainder of 1997 for promotional and support activities of Stadol NS targeting neurologists. In addition, the Company has obligations to make royalty, license and milestone payments under certain of its licensing and research and development agreements, including milestone payments of $2,000,000 and $268,000 if PROVIGIL (modafinil) receives regulatory approval in the United States and the United Kingdom, respectively.

  Under the November 1996 purchase agreement, the purchaser of the Company's former pilot-scale manufacturing facility in Beltsville, Maryland has the right to seek indemnification from the Company, during the first year after the sale, for certain types of claims.

 --Related Party

  Late in 1995, Cephalon Clinical Partners, L.P. (the "Partnership") depleted all of its available funding and will not provide further funding of MYOTROPHIN (rhIGF-I) development costs to the Company. The amount of additional funding required for further development will be determined by the Partnership's general partner in advance of each quarter, and each quarter, the Company will have the right, but not the obligation, to contribute to such funds. If the Company elects not to contribute such funds, the research and development agreement with the Partnership will terminate and all development and marketing rights to MYOTROPHIN (rhIGF-I) in the Territory will revert to the Partnership, which may commercialize MYOTROPHIN (rhIGF-I) itself or license or assign its rights to a third party. The Company would not receive any benefits from any such commercialization.


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

  The Company's collaboration with Chiron is subject to the rights of the Partnership, which licensed to the Company the right to develop MYOTROPHIN (rhIGF-I) in North America and Europe in return for receiving certain payments. The Company is solely responsible for making any such royalty and milestone payments owed to the Partnership and is responsible for funding the Purchase Option if it exercises the option.

  --Shareholder Litigation

  The Company and certain of its officers have been named as defendants in a number of civil actions, which have been consolidated, alleging that various statements by the Company about the North American and European trial results of MYOTROPHIN were misleading. See "Certain Risks Related to the Company's Business."

 Funding Requirements Outlook

  As described above, the Company expects to continue to use cash to fund operations. The Company may also require the use of cash for a number of other reasons including to fund possible purchases of property and equipment and to service its long-term debt. The Company expects that the sale of investments will continue to be required in order to provide cash to fund operations.

  The Company believes that its cash and investment resources are adequate to fund its anticipated level of operations for a period in excess of one year. However, the Company's funding requirements may change due to numerous factors including, but not limited to, the decisions of regulatory authorities concerning the Company's various marketing applications, the results of the Company's ongoing clinical trials and other research and development programs, the ability to meet clinical and commercial supply requirements, the expansion of research and development and administrative facilities, technological advances and competition and regulatory requirements. See "Certain Risks Related to Cephalon's Business." If MYOTROPHIN (rhIGF-I) receives regulatory approval in the United States or certain other countries within the Territory, the Company would be obligated to make the Milestone Payment of approximately $16,000,000, all or a portion of which may be made in cash.

  To satisfy its capital requirements, the Company may seek to access the public or private equity markets whenever conditions are favorable. In April 1997, the Company completed a $30,000,000 private placement of senior convertible notes. The convertible notes mature in April 1998 and bear interest, payable quarterly in cash or common stock, at a rate of seven percent per annum. The Company will record the notes at their face value and accrue interest on the outstanding amount of the notes. The notes are convertible into common stock of the

Company, subject to certain limitations, at a six percent discount to a market price formula at the time of conversion. The Company has registered 1,400,000 shares of its common stock for sale upon conversion of the notes. The Company intends to register 1,600,000 additional shares to allow for full conversion of the notes based upon the current market price of the Company's common stock. If not converted into common stock at or prior to maturity, the outstanding, unconverted notes plus accrued interest will be exchanged for an equal dollar amount of 10 3/4% debentures which mature in 2013. The convertible notes cannot be converted without the consent of the Company at a price less than $25 per share until July 2, 1997. The Company may redeem the notes, at a redemption price equal to 110 percent of the outstanding principal amount plus interest, if the conversion price falls below approximately $21 per share. The terms of the convertible notes require the maintenance of a minimum cash balance and certain other restrictions.

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

Results of Operations

  This section should be read in conjunction with the more detailed discussion under "Liquidity and Capital Resources."

  A summary of revenues and expenses for the quarter ended March 31 is as follows:


                                                                                                                 % change
                                                                                  1997         1996           1997 vs. 1996
                                                                                  ----         ----           -------------
Revenues..................................................................     $ 5,628,000  $ 3,728,000             51%
Research and development expenses.........................................      13,177,000   14,293,000             (8)
Selling, general and administrative expenses..............................       8,697,000    5,495,000             58
Interest income, net......................................................       1,116,000    1,122,000             (1)


  The increase in revenues in the 1997 period from the 1996 period resulted from the recording of a milestone payment from Kyowa Hakko for the filing of the MYOTROPHIN (rhIGF-I) NDA in the United States. In addition, increases in revenue were recognized under the Chiron collaboration and the TAP Agreement.

  Research and development expenses decreased in the 1997 period as compared to the 1996 period primarily due to the cessation of operations as a result of the November 1996 sale of the Company's Beltsville, Maryland pilot-scale manufacturing facility.

  The increase in the selling, general and administrative area in the 1997 period as compared to the 1996 period was due to increases in costs associated with the Company's sales and marketing activities, including increases in pre-marketing efforts in support of the products in development and a 37% increase in sales and marketing staffing levels and increases in administrative external costs.


 Results of Operations Outlook

  The Company expects to continue to incur a net operating loss in the remainder of 1997. The Company expects to continue to incur operating losses unless and until such time as product approvals are obtained and product sales, if any, exceed operating expenses. The revenues received and costs incurred by the Company in the remainder of 1997 depend to a large degree on the results of regulatory actions with respect to the two NDAs recently filed with the FDA with respect to MYOTROPHIN (rhIGF-I) and PROVIGIL (modafinil), and other product programs. See "Certain Risks Related to Cephalon's Business." The Company expects to have significant fluctuations in quarterly results based on the level and timing of recognition of contract revenues and the incurrence of expenses.

  Revenue or expense to be recognized by the Company under the collaboration with Chiron will depend on the relative costs incurred by the two companies. A substantial portion of the Company's revenues are expected to continue to be derived from collaboration agreements with TAP and SB, the continuation of which is subject to periodic review and achievement of certain milestones. Revenues to be recognized in the remainder of 1997 under the agreements with TAP and SB are currently expected to approximate 1996 levels. The level of revenue to be recognized under the BMS Agreement is based primarily on the percentage of certain prescriptions written by neurologists in excess of a predetermined base amount and, therefore, is dependent upon the success of marketing the co-promotion products. The milestone payment from Kyowa Hakko, mentioned above, is a non-recurring source of revenue. Additional revenue recognized from Kyowa Hakko will depend upon the level of sales of MYOTROPHIN clinical supplies to Kyowa Hakko.

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

  If the Company were to make the Milestone Payment or exercise the Purchase Option, a material charge to earnings could result, depending upon the development status of the underlying technology.

  The Company does not believe that inflation has had a material impact on the results of its operations since inception.

 Loss Per Share

  Options, restricted stock grants and warrants outstanding have been excluded from the per share calculations, because their inclusion would be antidilutive. At March 31, 1997, 198,150 restricted stock grants were outstanding. At March 31, 1997, the Company had approximately 3,245,723 options outstanding under its stock option plan with exercise prices ranging from $0.15 to $31.00 per share. As further described in the Notes to the Consolidated Financial Statements, at March 31, 1997, warrants to purchase 2,820,437 shares of common stock were exercisable with prices ranging from $11.32 to $18.50, with various exercise periods through February 2002.

  In February 1997, the Financial Accounting Standards Board issued FAS No. 128, "Earnings per Share," which is effective for financial statements for fiscal years ending after December 15, 1997. This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15 and makes them comparable to international EPS standards. The Company intends to adopt FAS No. 128 for its fiscal year ending December 31, 1997; early adoption is not permitted. The Company does not expect that the effect of adopting FAS No. 128 will be material.

PART II - OTHER  INFORMATION
----------------------------


Item 6.  Exhibits and Reports on Form 8-K

                   (a)   Exhibits:

                         None

                   (b)   Reports on Form 8-K:

                         During the quarter ended March 31, 1997, the Registrant
filed Current Reports on Form 8-K for the following events:

                         (i)  January 16, 1997, Cephalon, Inc. announced an
agreement to issue, in a private placement, $30 million of senior convertible notes. Cephalon, Inc. also announced that Schering-Plough Corporation will discontinue its funding of the companies' research collaboration to develop compounds for the treatment of Alzheimer's disease.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CEPHALON, INC.
                                    (Registrant)



May 15, 1997                        By  /s/  Frank Baldino, Jr., Ph.D.
                                      --------------------------------
                                    Frank Baldino, Jr., Ph.D.
                                    President, Chief Executive Officer
                                    and Director
                                    (Principal executive officer)




                                    By  /s/  J. Kevin Buchi
                                      --------------------------------
                                    J. Kevin Buchi
                                    Senior Vice President, Finance and Chief
                                    Financial Officer
                                    (Principal financial and accounting officer)