Form 10-Q
period 1997-06-30
CEPHALON INC
filed 1997-08-14
CIK 873364

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 1997
                                                -------------

           [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Transition Period from _________ to _________

        Commission File Number  0-19119
                               ---------

                                CEPHALON, INC.
                       ---------------------------------
            (Exact Name of Registrant as Specified in its Charter)


              Delaware                                 23-2484489
 -----------------------------------       -----------------------------------
 (State Other Jurisdiction of            (I.R.S. Employer Identification Number)
 Incorporation or Organization)

 145 Brandywine Parkway, West Chester, PA                 19380
------------------------------------------      -------------------------
 (Address of Principal Executive Offices)               (Zip Code)

    Registrant's Telephone Number, Including Area Code   (610) 344-0200
                                                       ------------------


                                Not Applicable
          -----------------------------------------------------------
                 Former Name, Former Address and Former Fiscal
                      Year, If Changed Since Last Report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes    X     No
                                           -------     -------

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                     Outstanding as of August 8, 1997
     ----------------------------       ----------------------------------
     Common Stock, par value $.01               25,737,647 Shares


This Report Includes a Total of 19 Pages

                        CEPHALON, INC. and SUBSIDIARIES
                        -------------------------------



                                     INDEX
                                     -----


                                                                       Page No.
                                                                       --------

PART  I - FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Balance Sheets -                             3
               June 30, 1997 and December 31, 1996

               Consolidated Statements of Operations -                   4
               Three and six months ended June 30, 1997 and 1996

               Consolidated Statements of Cash Flows -                   5
               Six months ended June 30, 1997 and 1996

               Notes to Consolidated Financial Statements                6 - 8

      Item 2.  Management's Discussion and Analysis of                   9 - 17
               Financial Condition and Results of Operations

PART II - OTHER INFORMATION

      Item 4.  Submission of Matters to a Vote of Security Holders       18

      Item 6.  Exhibits and Reports on Form 8-K                          18

SIGNATURES                                                               19

                        CEPHALON, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Unaudited)

                                                                        June 30,       December 31,
                                                                          1997             1996
                                                                      -------------    -------------
                                     ASSETS
                                     ------
CURRENT ASSETS:
     Cash and cash equivalents                                         $11,640,000       $5,671,000
     Reverse repurchase agreements                                      22,962,000        5,207,000
     Short-term investments                                            110,928,000      135,970,000
     Other                                                               9,589,000        7,696,000
                                                                      -------------    -------------
          Total current assets                                         155,119,000      154,544,000

PROPERTY AND EQUIPMENT, net  of accumulated
  depreciation and amortization of $10,131,000 and $8,852,000           21,850,000       22,086,000
OTHER                                                                    3,329,000        1,261,000
                                                                      -------------    -------------
                                                                      $180,298,000     $177,891,000
                                                                      =============    =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
     Accounts payable                                                   $4,428,000       $1,638,000
     Accrued liabilities                                                17,432,000       14,786,000
     Current portion of long-term debt                                   1,625,000        5,164,000
                                                                      -------------    -------------
          Total current liabilities                                     23,485,000       21,588,000

LONG-TERM DEBT   (Note 2)                                               46,760,000       16,974,000
OTHER                                                                    2,399,000        2,003,000
                                                                      -------------    -------------
          Total liabilities                                             72,644,000       40,565,000
                                                                      -------------    -------------

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:  (Note 4)
    Preferred stock, $.01 par value,
      5,000,000 shares authorized, none issued                                  --               --
    Common stock, $.01 par value, 100,000,000 shares authorized,
      25,395,073 and 24,618,223 shares issued and outstanding              254,000          246,000
    Additional paid-in capital                                         299,569,000      295,047,000
    Accumulated deficit                                               (192,169,000)    (157,967,000)
                                                                      -------------    -------------
          Total stockholders' equity                                   107,654,000      137,326,000
                                                                      -------------    -------------
                                                                      $180,298,000     $177,891,000
                                                                      =============    =============

  The accompanying notes are an integral part of these financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)

                                              Three Months Ended June 30,      Six Months Ended June 30,
                                             -----------------------------   -----------------------------
                                                 1997            1996            1997            1996
                                             -------------   -------------   -------------   -------------

CONTRACT REVENUES:                           $  3,889,000    $  4,060,000    $  9,517,000    $  7,788,000

OPERATING EXPENSES:
     Research and development                  14,569,000      16,247,000      27,746,000      30,540,000
     Selling, general and administrative        9,833,000       6,268,000      18,530,000      11,763,000
                                             -------------   -------------   -------------   -------------
                                               24,402,000      22,515,000      46,276,000      42,303,000


LOSS FROM OPERATIONS                          (20,513,000)    (18,455,000)    (36,759,000)    (34,515,000)

INTEREST:
     Income                                     2,443,000       2,123,000       4,060,000       3,864,000
     Expense                                   (1,002,000)       (568,000)     (1,503,000)     (1,187,000)
                                             -------------   -------------   -------------   -------------
                                                1,441,000       1,555,000       2,557,000       2,677,000

                                             -------------   -------------   -------------   -------------
LOSS                                         $(19,072,000)   $(16,900,000)   $(34,202,000)   $(31,838,000)
                                             =============   =============   =============   =============

LOSS PER SHARE                                     $(0.76)         $(0.70)         $(1.37)         $(1.32)
                                             =============   =============   =============   =============


WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                        25,103,831      24,301,003      24,909,222      24,164,919
                                             =============   =============   =============   =============

  The accompanying notes are an integral part of these financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                      Six Months Ended June 30,
                                                                   -------------------------------
                                                                       1997              1996
                                                                   -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Loss                                                          $(34,202,000)     $(31,838,000)
     Adjustments to reconcile loss to net cash
     used for operating activities:
           Depreciation and amortization                              1,279,000         1,918,000
           Non-cash compensation expense                              1,650,000         1,128,000
          (Increase) decrease in operating assets:
               Other current assets                                  (1,962,000)        1,547,000
               Other long-term assets                                (1,668,000)          (75,000)
          Increase(decrease) in operating liabilities:
               Accounts payable                                       2,790,000        (2,519,000)
               Other current liabilities                              2,660,000         1,825,000
               Other long-term liabilities                              396,000           364,000
                                                                   -------------     -------------

               Net cash used for operating activities               (29,057,000)      (27,650,000)
                                                                   -------------     -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                             (1,043,000)       (1,074,000)
     Sale leaseback of property and equipment                           743,000                --
     Sales and maturities of investments, net                         7,287,000        22,429,000
                                                                   -------------     -------------

               Net cash provided by investing activities              6,987,000        21,355,000
                                                                   -------------     -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercises of common stock options and warrants     2,535,000         7,402,000
     Proceeds from issuance of long-term debt                        30,000,000           400,000
     Principal payments on long-term debt                            (4,496,000)       (1,945,000)
                                                                   -------------     -------------

               Net cash provided by financing activities             28,039,000         5,857,000
                                                                   -------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  5,969,000          (438,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        5,671,000         6,565,000
                                                                   -------------     -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $11,640,000        $6,127,000
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

                        CEPHALON, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. The Company and Summary of Significant Accounting Policies
   ----------------------------------------------------------

Business

        Cephalon, Inc. ("Cephalon" or the "Company") seeks to discover and develop pharmaceutical products primarily for the treatment of neurological disorders such as amyotrophic lateral sclerosis ("ALS"), peripheral neuropathies, narcolepsy, Alzheimer's disease and stroke. The Company also co-promotes, to neurologists in the United States, two drugs of Bristol-Myers Squibb Company ("BMS") and a product of Medtronic, Inc. The Company has not received regulatory approval for the commercial sale of any of its proprietary products under development. The Company has funded its operations primarily from the proceeds of public and private placements of its equity securities and the receipt of payments under research and development agreements.

        The Company's business of developing and marketing pharmaceutical products is subject to a number of significant risks, including risks inherent in research and development activities and in conducting business in a highly regulated environment. The success of the Company depends to a large degree upon obtaining the U.S. Food and Drug Administration ("FDA") and foreign regulatory approval to market products currently under development. There can be no assurance that any of the Company's product candidates will be approved for any indication by any regulatory authority for marketing in any jurisdiction.

Basis of presentation

        These consolidated financial statements of Cephalon, Inc. are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial condition and results of operations as of and for the periods set forth in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. All such adjustments are of a normal, recurring nature. The consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission, which includes financial statements as of and for each of the three years in the period ended December 31, 1996. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full year.

Net loss per share

        Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents relating to stock options, warrants and convertible debt are excluded from the computation as their effect is antidilutive.

Accounting pronouncements

        In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which is effective for financial statements for fiscal years ending after December 15, 1997. This statement intends to simplify the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15 and to make them comparable to international EPS standards. The Company intends to adopt SFAS No. 128 for its fiscal year ending December 31, 1997; early adoption is not permitted. Pro forma calculations are not included herein because the Company does not expect that the effect of adopting SFAS No. 128 will be materially different from results using the current practice under APB Opinion No. 15.

                        CEPHALON, INC. AND SUBSIDIARIES

                                  (Unaudited)



2. Long-term Debt
   --------------

        In April 1997, the Company completed a $30,000,000 private placement of senior convertible notes (the "Notes"), which mature in April 1998 and bear interest, payable quarterly in cash or common stock, at a rate of seven percent per annum. The Notes have been recorded at their face value and are convertible into registered common shares of the Company, subject to certain limitations, at a six percent discount to a market price formula at the time of conversion. The Company has limited the number of shares authorized for conversion to 3,040,000. If based upon the market price from time to time, a greater number of shares is required to enable full conversion, the Company either must authorize a greater number of shares or must redeem the inconvertible portion of the Notes for cash. The Company has a right to redeem the Notes at a redemption price equal to 110 percent of the outstanding principal amount plus interest, if the conversion price falls below approximately $21 per share. If not converted into common stock or redeemed, the outstanding, unconverted notes plus accrued interest will be exchanged at face value at maturity for an equal dollar amount of debentures bearing interest at a rate of 10 3/4% per annum and maturing in 2013.


3. Commitments and Contingencies
   -----------------------------

Related party

        Cephalon Clinical Partners, L.P. (the "Partnership") granted the Company an exclusive license (the "Interim License") to manufacture and market MYOTROPHIN (rhIGF-I) within the United States, Canada and Europe (the "Territory") in return for certain royalty payments and a payment of approximately $16,000,000 (the "Milestone Payment") that is to be made if MYOTROPHIN (rhIGF-I) receives regulatory approval in the United States or certain other countries within the Territory. The Company has the option to pay the Milestone Payment in cash, common stock, or a combination thereof.

        The Company has a contractual option to purchase all of the limited partnership interests in the Partnership (the "Purchase Option") in specified circumstances following the initiation of commercial sales, if any, of MYOTROPHIN (rhIGF-I). To exercise the Purchase Option, Cephalon is required to make an advance payment of $40,275,000 in cash or, at Cephalon's election, $42,369,000 in shares of the Company's common stock, valued at the market price at the time the Purchase Option is exercised. In addition to the advance payment, the exercise of the Purchase Option requires the Company to make future royalty payments to the former limited partners for a period of eleven years after exercise at a royalty rate of 10.1% (subject to reduction under certain circumstances) of MYOTROPHIN sales in the Territory. If the Company does not exercise the Purchase Option prior to its expiration, the Interim License will terminate and all development and marketing rights to MYOTROPHIN (rhIGF-I) in the Territory would revert to the Partnership, which may commercialize MYOTROPHIN (rhIGF-I) itself or license or assign its rights to a third party. The Company would not receive any benefits from such commercialization.

        The Company's collaboration with Chiron is subject to the rights of the Partnership, which licensed to the Company the right to develop MYOTROPHIN (rhIGF-I) in the Territory in return for receiving certain payments, described above. The Company is solely responsible for making any such royalty and milestone payments owed to the Partnership and is responsible for funding the Purchase Option if it exercises the option.

Shareholder Litigation

        The Company and certain of its officers have been named as defendants in a number of civil actions filed in the U.S. District Court for the Eastern District of Pennsylvania, which have been consolidated. Several of the plaintiffs have been designated by the Court, collectively, as the "lead plaintiff" for purposes of the Private Securities Litigation Reform Act of 1995. The consolidated complaint, filed in October 1996 by the lead plaintiffs, extended and expanded the class period to include purchasers of the Company's securities as well as options to

                        CEPHALON, INC. AND SUBSIDIARIES

                                  (Unaudited)


purchase or sell those securities during the period between June 12, 1995 and June 7, 1996. The plaintiffs allege, based in part on statements and opinions expressed at a June 1996 meeting of an FDA advisory committee to review the MYOTROPHIN treatment investigational new drug application, that earlier statements by the Company about the North American and European trial results were misleading. The plaintiffs seek unspecified damages and other relief. The Company's motion to dismiss the case is pending, and discovery related to the merits of the allegation in the complaint has been postponed until the motion is decided, which may occur later in 1997. The Company intends to vigorously defend the action. However, management believes that it is too early in the proceedings to determine with any certainty the outcome of this action or the potential liability of the Company, if any.


4. Stockholders' Equity
   --------------------

        In May 1997, the Company purchased options (the "Options") from Swiss Bank Corporation, London Branch ("SBC") to acquire 2,500,000 shares of the Company's common stock. In payment of the purchase price of the Options, the Company issued to SBC 490,000 shares of common stock. The Options are exercisable by the Company on the expiration date of October 31, 1997 at a price of $21.50 per share (the "Strike Price"). The Company expects to receive in cash the excess, if any, of the average price of the Company's common stock for the fifteen trading days prior to the expiration date over the Strike Price, subject to a maximum payment of $18.00 per share. Alternatively, the Company may elect to exercise the Options and receive shares of the Company's stock in exchange for payment of the Strike Price. If the average price of the common stock over the fifteen trading days prior to the expiration date of the Options does not exceed $21.50, the Options will expire unexercised. The Options have been, and the ultimate settlement, if any, will be, recorded in stockholders' equity.

        Warrants to purchase 84,000 shares of the Company's stock at an exercise price of $24.77 per share were issued to the placement agent in connection with the private placement of the Company's senior convertible notes (see Note 2).

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

        The Company's business of developing and marketing pharmaceutical products is subject to a number of significant risks, including those inherent in pharmaceutical research and development activities and in conducting business in a regulated environment. The success of the Company depends to a large degree upon obtaining U.S. Food and Drug Administration ("FDA") and foreign regulatory approval to market products currently under development. Cephalon has had only limited experience in pursuing the applications necessary to gain such approvals. There can be no assurance that the data from any of the Company's clinical studies or the Company's interpretation of such data will be accepted by any regulatory authority. In addition, there can be no assurance that any application by the Company to market a product will be reviewed in a timely manner or that such application will be approved by the appropriate regulatory authority. Should approval be granted to market a product, there can be no assurance that the Company will be able to successfully market the product or achieve a profitable level of sales.

     Uncertainties Related to MYOTROPHIN(R) (rhIGF-I)

        In February 1997, the Company, in collaboration with Chiron Corporation ("Chiron"), filed a new drug application ("NDA") with the FDA requesting that MYOTROPHIN (rhIGF-I) be approved for the treatment of amyotrophic lateral sclerosis ("ALS") in the United States. At a public hearing on May 8, 1997, the Peripheral and Central Nervous System Drugs Advisory Committee (the "Advisory Committee") found, by a vote of 6 to 3, that the data presented to it for review did not meet the FDA's standard of "substantial" evidence of effectiveness. Representatives of the FDA also expressed their concern at the May 8th hearing that the data presented failed to meet that standard, although the agency as a whole has not reached a decision. The Advisory Committee's recommendation, although not binding, is usually followed by the FDA. The FDA has exercised its right to extend the review period for the NDA by three months to November 1997, to review additional information recently submitted by the Company and Chiron. The due date represents the agency's target date, and the actual decision could be sooner or later than the target date. There can be no assurance the additional information will satisfy the concerns of the FDA and provide a basis for NDA approval.

        In May 1997, the Company and Chiron filed a joint marketing authorization application ("MAA") with the European Medicines Evaluation Agency ("EMEA") for approval to market MYOTROPHIN (rhIGF-I) in Europe for the treatment of ALS. The MAA has been accepted for review by the EMEA under the centralized procedures of the European Union. Under those procedures, a regulatory decision with respect to the single application is binding on all 15 member states of the European Union, subject in some countries to subsequent decisions by national authorities as to pricing and reimbursement matters. The companies are beginning the process of responding to preliminary questions on the MAA, and there can be no assurance that the questions can be answered satisfactorily or that the MAA will be approved.

        During the double-blind portion of the MYOTROPHIN study conducted in Europe, an imbalance in death rates was observed in the drug-treated group compared to the placebo-treated group. The Company believes that mortalities observed in the clinical studies conducted to date are due to the normal progression of the disease or other circumstances not attributable to MYOTROPHIN (rhIGF-I). The Company is continuing to furnish MYOTROPHIN (rhIGF-I) to patients who participated in the two Phase III ALS studies, to patients in its Phase II program in peripheral neuropathies, and to patients under the ongoing treatment investigational new drug ("T-IND") program. The reporting of patient deaths as adverse events could result in regulatory action adverse to the interests of the Company.

        There can be no assurance that the FDA or any regulatory authority will determine that the studies conducted to date demonstrate sufficient evidence of safety and efficacy to support marketing approval of MYOTROPHIN (rhIGF-I) for the treatment of ALS in any jurisdiction. A negative decision by any regulatory authority could adversely influence the decision of other regulatory authorities. If the FDA or any other regulatory authority were to require additional data prior to approval of MYOTROPHIN (rhIGF-I) for the treatment of ALS, there can be no assurance that the Company and Chiron would be willing or able to conduct any study as a pre-approval activity or that the results of any such study, if conducted, would be positive. A new study would be expensive and would take several years to complete. A negative decision by a regulatory authority would materially adversely affect the Company's business and the price of its common stock.

        Chiron's U.S. manufacturing facility (the "Chiron Facility") will be the sole source of supply for any potential future commercial or clinical needs of MYOTROPHIN (rhIGF- I), including any material which Cephalon may have to supply for use in Japan, as well as for use in the Company's ongoing clinical trials. In the manufacture of MYOTROPHIN (rhIGF-I), the Company and Chiron are required to comply with all applicable regulatory requirements of the FDA and foreign authorities, including current Good Manufacturing Practice ("cGMP") regulations. The facilities used by the Company and Chiron for the manufacture of MYOTROPHIN are subject to inspection by the FDA and other regulatory authorities at any time during the conduct of clinical studies or commercial operations, to determine compliance with cGMP requirements. The cGMP regulations are complex, and failure to be in compliance could lead to remedial action, penalties and delays in production of material. If the Chiron Facility is not able to produce sufficient quantities of MYOTROPHIN (rhIGF-I) in accordance with applicable regulations, the collaboration would have to obtain MYOTROPHIN (rhIGF-I) from another source. There can be no assurance that Cephalon or the collaboration would be able to locate an alternative, cost-effective source of supply of MYOTROPHIN (rhIGF-I).

        The Company and Chiron will be required to demonstrate that the material produced at the Chiron Facility is equivalent to the material used in the ALS clinical trials, which was manufactured at the Company's former pilot-scale manufacturing facility in Beltsville, Maryland. Although, based on the results of a bioequivalency study, the companies believe that the material is equivalent, if regulatory authorities do not agree with that assessment, regulatory approval of MYOTROPHIN (rhIGF-I) could be delayed.

     Uncertainties Related to PROVIGIL(R) (modafinil)

        In December 1996, the Company submitted an NDA to the FDA requesting that PROVIGIL (modafinil) be approved for the treatment of the excessive daytime sleepiness associated with narcolepsy, based primarily on the results of two Phase III studies conducted in the United States. There can be no assurance that the FDA will determine that the results generated from the Company's clinical trials demonstrate sufficient safety and efficacy to support marketing approval.

        The Company also is pursuing applications seeking authorization to market PROVIGIL (modafinil) in the Republic of Ireland and the United Kingdom, which are other territories licensed from Laboratoire L. Lafon ("Lafon"). There can be no assurance that the information in the applications will be adequate to permit approval. Even if those applications are approved, the Company must subsequently request permission to vary the applications with respect to certain manufacturing procedures and other matters before launch of the product. There can be no assurance that any regulatory approvals or variations will be obtained at all or in a timely manner. The Company is required, under the terms of its license with Lafon, to launch the product no later than three months after approval. Although the Company has established a sales force in the United Kingdom to sell PROVIGIL (modafinil), there can be no assurance that the product, if approved, can be launched in a timely manner.

        The FDA and the Drug Enforcement Administration ("DEA") will review data related to the actual or potential abuse profile of PROVIGIL (modafinil), for possible classification of PROVIGIL (modafinil) as a controlled substance under the Controlled Substances Act (the "CSA"). The CSA imposes various registration, record-keeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls and restrictions on prescription refills on controlled substances, which vary depending on a drug's classification into one of five "schedules," ranging from drugs of high abuse to drugs with low abuse potential. Most states either adopt the federal requirements or impose special requirements on the registration, handling and distribution of controlled substances. If PROVIGIL (modafinil) is classified as a controlled substance, the cost to the Company of distributing PROVIGIL (modafinil) could increase, and the number of prescriptions for PROVIGIL (modafinil) could decrease, depending on the schedule in which PROVIGIL (modafinil) would be listed. The DEA's formal process of reviewing PROVIGIL (modafinil) for its abuse potential is expected to begin only if the FDA makes a determination of approvability, and must be completed before commercialization begins.

        Lafon is responsible for manufacturing the bulk modafinil compound for the Company, and the Company has entered into an agreement with a third party to manufacture tablets for commercial use from bulk modafinil provided by Lafon. The facilities used for the manufacture of modafinil and PROVIGIL (modafinil) tablets are required to comply with all applicable regulatory requirements of the FDA and foreign authorities, including cGMP regulations. The facilities for the manufacture of modafinil and the finished tablets are subject to inspection by the FDA and other regulatory authorities at any time during the conduct of clinical studies or commercial operations. The cGMP regulations are complex, and failure to be in compliance could lead to remedial action, penalties and delays in production of material. If Lafon is unable to supply the Company with bulk modafinil, Cephalon is permitted to make the compound itself or to purchase it from third parties. There can be no assurance that Cephalon would be able to manufacture modafinil, that a third-party manufacturer could be located or that either alternative would be cost-effective. If the tablet manufacturer is unable to supply tablets for any reason, there can be no assurance that the Company will be able to identify a suitable alternative supplier at all or without delaying the commercialization of PROVIGIL (modafinil).

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

     Shareholder Litigation

        The Company and certain of its officers have been named as defendants in a number of civil actions filed in the U.S. District Court for the Eastern District of Pennsylvania, which have been consolidated. Several of the plaintiffs have been designated by the Court, collectively, as the "lead plaintiff" for purposes of the Private Securities Litigation Reform Act of 1995. The consolidated complaint, filed in October 1996 by the lead plaintiffs, extended and expanded the class period to include purchasers of the Company's securities as well as options to purchase or sell those securities during the period between June 12, 1995 and June 7, 1996. The plaintiffs allege, based in part on statements and opinions expressed at a June 1996 meeting of an FDA advisory committee to review the MYOTROPHIN treatment investigation new drug application, that earlier statements by the Company about the North American and European trial results were misleading. The plaintiffs seek unspecified damages and other relief. The Company's motion to dismiss the case is pending, and discovery related to the merits of the allegation in the complaint has been postponed until the motion is decided, which may occur later in 1997. The Company intends to vigorously defend the action. However, management believes that it is too early in the proceedings to determine with any certainty the outcome of this action or the potential liability of the Company, if any.

     Other Risks

        The results of clinical studies of product candidates under development by the Company which are conducted by collaborators of the Company, including studies of rhIGF-I being conducted by the Company's licensee in Japan and clinical studies of modafinil being conducted by Lafon and its licensees in other countries, are required to be reported by the Company to the FDA and other regulatory authorities. The reporting of the results of these other studies, if negative, could adversely affect the regulatory review of the Company's product approval applications for the same product candidates. Negative results from trials by third parties or negative assessments from regulatory authorities would materially adversely affect the Company's business and the price of its common stock.

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

        TAP Holdings Inc. ("TAP") has begun a Phase I clinical study of a compound being developed in collaboration with the Company for the treatment of various cancers, including prostate cancer. The objective of the multi-center study is to examine the drug's pharmacokinetic and safety profile in patients with advanced cancer. Because the compound has not been extensively tested in humans, the risk of safety problems is unknown. There can be no assurance that the compound will prove to be safe in humans, or that it will show any therapeutic benefit.

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

        The market price for shares of the Company's common stock has historically been highly volatile. Future negative announcements concerning the Company, its competitors or other companies in the biopharmaceutical industry, including the results of testing and clinical trials, regulatory hearings and decisions, technological innovations or commercial products, patents, government regulations, developments concerning proprietary rights, litigation or public concern as to the safety or commercial value of the Company's products may have a material adverse effect on the market price of the Company's common stock.

        The major source of the Company's current revenue is derived from collaborative research and development agreements that are subject to periodic review by the respective third parties and achievement of certain milestones by the Company. There can be no assurance that any of the collaborations will continue in the future.

        The Company expects to satisfy its need for additional operating funds through public or private placements of its securities. Any such financings using either equity securities or options, warrants or convertible debt to acquire equity securities of the Company would result in the issuance of additional shares and in the reduction of the percentage ownership of the Company by existing shareholders. The exercise of outstanding options, warrants, or conversion of the convertible notes into shares would also result in such a reduction. At June 30, 1997, the exercise of the outstanding options, warrants and conversion of the convertible notes into shares in accordance with their terms would increase the outstanding number of shares of common stock by approximately 37%. Of this amount, 23%, or approximately 5,900,000 shares, which includes the 3,040,000 shares reserved for conversion of the convertible notes, are exercisable at prices at or below $11.50, the closing market price of the Company's common stock at June 30, 1997.

Liquidity and Capital Resources

        Cash, cash equivalents, reverse repurchase agreements and investments at June 30, 1997 and December 31, 1996 were $145,530,000 and $146,848,000, respectively, representing 81% and 83%, respectively, of total assets.

        Cash equivalents, reverse repurchase agreements and investments consisted primarily of short- to intermediate-term obligations of the United States government, overnight reverse repurchase agreements that are collateralized 102% by such government obligations, and short- to intermediate-term corporate obligations. Certain of the Company's lease agreements contain covenants that obligate the Company to maintain certain minimum cash and investment balances.

        The following is a summary of selected cash flow information for the six months ended June 30:


                                                        1997            1996
                                                        ----            ----
Net cash used for operating activities...........  $(29,057,000)   $(27,650,000)
Net cash provided by investing activities........     6,987,000      21,355,000
Net cash provided by financing activities........    28,039,000       5,857,000

      Net cash used for operating activities

      --Operating cash inflows

        A summary of the major sources of cash receipts reflected in net cash used for operating activities for the six months ended June 30 is as follows:


                                           1997            1996
                                           ----            ----
TAP Holdings........................... $3,382,000      $2,742,000
Bristol-Myers Squibb...................  1,560,000       2,032,000
Chiron.................................  2,614,000       3,747,000
Schering-Plough........................     88,000       1,500,000
SmithKline Beecham.....................  1,513,000       1,423,000
Kyowa Hakko............................  1,487,000         442,000
Interest...............................  4,005,000       3,797,000

        In January 1997, the Company announced that Schering-Plough Corporation ("SP") had decided to conclude its funding of the research program with the Company. The last payment of $88,000 was received in March 1997.

        In July 1993, the Company entered into an agreement (the "Kyowa Hakko Myotrophin Agreement") with Kyowa Hakko Kogyo Co., Ltd. ("Kyowa Hakko") to develop and market MYOTROPHIN (rhIGF-I) in Japan. The Company is reimbursed for supplying MYOTROPHIN (rhIGF-I) for the clinical trials conducted in Japan by Kyowa Hakko. Included in the payments received from Kyowa Hakko in the first half of 1997 is a non-recurring $900,000 milestone payment that was paid upon the Company's filing of the MYOTROPHIN (rhIGF-I) NDA in the United States.

      --Operating cash outflows

        Net cash used for selling, general and administrative activities increased in the first six months of 1997 as compared to the 1996 period due to increased funding of the Company's sales and marketing activities, including increases in pre-marketing efforts in support of the products in development, a 53% increase in sales and marketing staffing levels and increases in administrative external costs. The funding of research and development decreased in the 1997 period as compared to the 1996 period primarily due to the reduction in clinical trial expenses, including cost reductions due to the November 1996 sale of the Company's Beltsville, Maryland pilot-scale manufacturing facility and the completion of certain clinical studies.

      --Operating cash outlook

        The Company expects its cash flow from operating activities to continue to be negative until such time as product approvals, if any, are obtained and revenue received from product sales exceeds funding of operating costs.

        The major source of the Company's current cash inflows is derived from collaborative research and development agreements. In future periods, receipt of payments from Chiron or payments by the Company to Chiron will depend on the relative costs incurred in the MYOTROPHIN program by the two companies. The continuation of the research funding under the agreements with TAP and SB, during 1997 and thereafter, are subject to the achievement of certain development milestones and periodic review by those companies and may be terminated without cause with prior notice. The Company expects to receive annual payments from BMS in 1997 comparable to the annual amount received in 1996. However, the level of payments is subject to a number of uncertainties related to product sales including competition from new and existing products and a pending proposal for controlled substance classification of one of the products being co-promoted by the Company.

        The Company expects to continue to expend significant funds on both MYOTROPHIN (rhIGF-I) and PROVIGIL (modafinil) to prepare for possible commercialization of those products, including to build inventories, and to investigate the utility of those products in other indications. The level of expenditures will depend, in part, upon the Company's assessment of the likelihood of obtaining approval to market those products. The Company intends to continue to provide funding for its other research and development programs. The amount of capital needed to fund operations will depend upon many factors, including the success of the Company's research and development programs, the availability of funding, the extent of any collaborative research arrangements, the costs and timing of seeking regulatory approvals of its products, technological changes, competition and the success of the Company's sales and marketing activities.

     Net cash provided by investing activities

        A summary of net cash provided by investing activities for the six months ended June 30 is as follows:


                                                        1997            1996
                                                        ----            ----
Purchases of property and equipment................ $(1,043,000)    $(1,074,000)
Sale leaseback of property and equipment...........     743,000              --
Sales and maturities of investments, net...........   7,287,000      22,429,000
                                                      ---------      ----------
        Net cash provided by investing activities..  $6,987,000     $21,355,000
                                                     ==========     ===========

        Sales and maturities of investments, net represent the liquidation of a portion of the Company's portfolio of investments, the proceeds of which are used primarily to fund operations.

     Net cash provided by financing activities

        A summary of cash provided by financing activities for the six months ended June 30 is as follows:


                                                                   1997            1996
                                                                   ----            ----
Proceeds from exercises of common
  stock options and warrants..................................  $2,535,000      $7,402,000
Proceeds from the issuance of long-term debt..................  30,000,000         400,000
Principal payments on long-term debt..........................  (4,496,000)     (1,945,000)
                                                                ----------       ---------
        Net cash provided by financing activities............. $28,039,000      $5,857,000
                                                               ===========      ==========

        The extent and timing of future warrant and option exercises, if any, are primarily dependent upon the market price of the Company's common stock and general financial market conditions, as well as the exercise prices and expiration dates of the warrants and options.

        In April 1997, the Company completed a $30,000,000 private placement of senior convertible notes (the "Notes"), which mature in April 1998 and bear interest, payable quarterly in cash or common stock, at a rate of seven percent per annum. The Notes have been recorded at their face value and are convertible into registered common shares of the Company, subject to certain limitations, at a six percent discount to a market price formula at the time of conversion. The Company has limited the number of shares authorized for conversion to 3,040,000. If based upon the market price from time to time, a greater number of shares is required to enable full conversion, the Company either must authorize a greater number of shares or must redeem the inconvertible portion of the Notes for cash. The Company has a right to redeem the Notes at a redemption price equal to 110 percent of the outstanding principal amount plus interest, if the conversion price falls below approximately $21 per share. If not converted into common stock or redeemed, the outstanding, unconverted notes plus accrued interest will be exchanged at face value at maturity for an equal dollar amount of debentures bearing interest at a rate of 10 3/4% per annum and maturing in 2013.

        Proceeds from long-term debt in 1996 represent additional borrowings provided by the Commonwealth of Pennsylvania in connection with the 1995 West Chester building purchase.

        In March 1997, the Company repaid in full the $3,750,000 balance due on the unsecured bank loan.

     Commitments and contingencies

     --Related Party

        Cephalon Clinical Partners, L.P. (the "Partnership") granted the Company an exclusive license (the "Interim License") to manufacture and market MYOTROPHIN (rhIGF-I) within the United States, Canada and Europe (the "Territory") in return for certain royalty payments and a payment of approximately $16,000,000 (the "Milestone Payment") that is to be made if MYOTROPHIN (rhIGF-I) receives regulatory approval in the United States or certain other countries within the Territory. The Company has the option to pay the Milestone Payment in cash, common stock, or a combination thereof.

        The Company has a contractual option to purchase all of the limited partnership interests in the Partnership (the "Purchase Option") in specified circumstances following the initiation of commercial sales, if any, of MYOTROPHIN (rhIGF-I). To exercise the Purchase Option, Cephalon is required to make an advance payment of $40,275,000 in cash or, at Cephalon's election, $42,369,000 in shares of the Company's common stock, valued at the market price at the time the Purchase Option is exercised. In addition to the advance payment, the exercise of the Purchase Option requires the Company to make future royalty payments to the former limited partners for a period of eleven years after exercise at a royalty rate of 10.1% (subject to reduction under certain circumstances) of MYOTROPHIN sales in the Territory. If the Company does not exercise the Purchase Option prior to its expiration date the Interim License will terminate and all development and marketing rights to MYOTROPHIN (rhIGF-I) in the Territory would revert to the Partnership, which may commercialize MYOTROPHIN (rhIGF-I) itself or license or assign its rights to a third party. The Company would not receive any benefits from any such commercialization.

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

     Funding Requirements Outlook

        As described above, the Company expects to continue to use cash to fund operations. Although the Company has the option to pay the Milestone Payment and the Purchase Option in common stock, a significant use of funds would be required if the Company were to decide to fund these payments in cash. The Company also requires cash for the funding of purchases of property and equipment and to service its long-term debt. The Company expects to continue to fund operations using its current cash balance and through the sale of investments. The Company believes that its cash and investment balance is adequate to fund its present level of operations for a period in excess of one year.

        The Company will be required to raise significant additional funds to finance its continuing operations and other potential significant cash outflows. The vehicles used to raise funds may take a variety of forms, including public or private placement of its equity securities, forming corporate collaborations, or "off-balance sheet" financings through limited partnerships or corporations. There can be no assurance that the Company will be successful in its attempts to raise additional funds. If the Company is unable to raise sufficient additional funds, the Company will have to reduce costs.


Results of Operations

        This section should be read in conjunction with the more detailed discussion under "Liquidity and Capital Resources."

        A summary of revenues and expenses for the six months ended June 30 is as follows:


                                                                                          % change
                                                          1997            1996         1997 vs. 1996
                                                          ----            ----         -------------
Revenues............................................   $9,517,000      $7,788,000            22%
Research and development expenses...................   27,746,000      30,540,000            (9)
Selling, general and administrative expenses........   18,530,000      11,763,000            58
Interest income, net................................    2,557,000       2,677,000            (4)

        The increase in revenues in the 1997 period from the 1996 period resulted primarily from revenue recognized under the Chiron collaboration and the TAP Agreement, which was partially offset by a decrease in revenue from SP.

        Research and development expenses decreased in the 1997 period as compared to the 1996 period primarily due to the reduction in clinical trial expenses, including cost reductions due to the November 1996 sale of the Company's Beltsville, Maryland pilot-scale manufacturing facility and the completion of certain clinical studies. The decrease was partially offset by an increase in expenditures due to the purchase of bulk modafinil compound.

        The increase in the selling, general and administrative area in the 1997 period as compared to the 1996 period was due to increases in costs associated with the Company's sales and marketing activities, including increases in pre-marketing efforts in support of the products in development and a 53% increase in sales and marketing staffing levels and increases in administrative external costs.

     Results of Operations Outlook

        The Company expects to incur a net operating loss in 1997. The Company expects to continue to incur operating losses unless and until such time as product approvals, if any, are obtained and product sales exceed operating expenses.

        Revenue or expense to be recognized by the Company under the collaboration with Chiron will depend on the relative costs incurred by the two companies. A substantial portion of the Company's revenues are expected to continue to be derived from collaboration agreements with TAP and SB, the continuation of which is subject to periodic review and achievement of certain milestones. Revenues to be recognized in the remainder of 1997 under the agreements with TAP and SB are currently expected to approximate 1996 levels for the same period. The level of revenue to be recognized under the BMS Agreement in 1997 is expected to approximate 1996 levels, but is dependent upon the success of marketing the co-promotion products. The April 1997 milestone payment from Kyowa Hakko is a non-recurring source of revenue.

        The Company expects that it will continue to incur significant research, development, clinical trial, regulatory filing and other costs. In addition, selling, general and administrative activities in the United States and Europe may be expanded as the Company evaluates the potential for obtaining regulatory approvals of MYOTROPHIN (rhIGF-I) and PROVIGIL (modafinil). The Company may also continue to incur substantial expenses to build inventories of MYOTROPHIN (rhIGF-I) and PROVIGIL (modafinil).

        The Company expects to have significant fluctuations in quarterly results based on the level and timing of recognition of contract revenues and the incurrence of expenses. Additionally, if the Company were to make the Milestone Payment or exercise the Purchase Option, a material charge to earnings could result, depending upon the development status of the underlying technology.

        The Company does not believe that inflation has had a material impact on the results of its operations since inception.

PART II - OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security-Holders:

The following was voted upon at the annual meeting of stockholders of Cephalon, Inc., held in Frazer, Pennsylvania on May 14, 1997:

I.  On the election of the following persons as directors:


                                             NUMBER OF VOTES
                                      ------------------------------
                                           FOR         WITHHELD
                                           ---         --------
Dr. Frank Baldino, Jr.                  20,040,982      317,241
William P. Egan                         20,046,725      311,498
Dr. Robert J. Feeney                    20,046,225      311,998
Martyn D. Greenacre                     20,045,485      312,738
Kevin E. Moley                          20,046,695      311,528
Bruce A. Peacock                        19,961,542      396,681
Dr. Horst Witzel                        20,046,345      311,878

II. To approve the amendment of the Company's Equity Compensation Program to increase the number of shares of common stock subject to the annual grants awarded under the plan from 2,000,000 to 3,500,000:


                  NUMBER OF VOTES
   -----------------------------------------
        FOR         AGAINST       ABSTAIN
        ---         -------       -------
     10,902,884    5,975,742       46,024

Item 6.  Exhibits and Reports on Form 8-K

                (a)     Exhibits:

                        None

                (b)     Reports on Form 8-K:

                        During the quarter ended June 30, 1997, the Registrant filed Current Reports on Form 8-K for the following events:

                        (i) April 8, 1997, Cephalon, Inc. announced that it had completed its $30 million private placement of senior convertible notes, under the terms of a previously-announced agreement.

                        (ii) April 9, 1997, Cephalon, Inc. announced that it had entered into an arrangement with a financial institution under which Cephalon intends to purchase call options representing the right to acquire up to 2.5 million shares of its own common stock.

                        (iii) May 7, 1977, Cephalon, Inc. announced that it had confirmed the terms of its previously-announced arrangement for the purchase of capped call options with respect to shares of its common stock.

                        (iv) May 8, 1997, Cephalon, Inc. announced that the Peripheral and Central Nervous System Drugs Advisory Committee of the U.S. Food and Drug Administration had found, by a vote of 6 to 3, that there was not substantial evidence that MYOTROPHIN(R) (rhIGF-I or mecasermin) Injection is effective in the treatment of amyotrophic lateral sclerosis (ALS or Lou Gehrig's disease).

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CEPHALON, INC.
                                  (Registrant)



August 14, 1997                   By  /s/ Frank Baldino, Jr., Ph.D.
                                     ---------------------------------
                                  Frank Baldino, Jr., Ph.D.
                                  President, Chief Executive Officer
                                  and Director
                                  (Principal executive officer)



                                  By  /s/ J. Kevin Buchi
                                     ---------------------------------
                                  J. Kevin Buchi
                                  Senior Vice President, Finance and Chief
                                  Financial Officer
                                  (Principal financial and accounting officer)