Form 10-Q
period 1997-09-30
CEPHALON INC
filed 1997-11-14
CIK 873364

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[_]  For the Quarterly Period Ended  September 30, 1997
                                    --------------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Transition Period from  ______________ to _______________


Commission File Number     0-19119
                       ---------------


                                CEPHALON, INC.
          ---------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)



                  Delaware                                 23-2484489
   ---------------------------------------------     -----------------------
   (State Other Jurisdiction of Incorporation or        (I.R.S. Employer
                Organization)                         Identification Number)


 145 Brandywine Parkway,  West Chester, PA                    19380
---------------------------------------------        ------------------------
 (Address of Principal Executive Offices)                   (Zip Code)

  Registrant's Telephone Number, Including Area Code      (610) 344-0200
                                                     ------------------------


                                Not Applicable
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X     No
                                           -----      -----

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                     Outstanding as of November 10, 1997
   ----------------------------       -----------------------------------
   Common Stock, par value $.01                 27,032,081 Shares


This Report Includes a Total of 20 Pages

                        CEPHALON, INC. and SUBSIDIARIES
                        -------------------------------


                                     INDEX
                                     -----

                                                                                 Page No.
                                                                                 --------
PART  I - FINANCIAL INFORMATION

       Item 1.    Financial Statements

                  Consolidated Balance Sheets -                                    3
                  September 30, 1997 and December 31, 1996

                  Consolidated Statements of Operations -                          4
                  Three and nine months ended September 30, 1997 and 1996

                  Consolidated Statements of Cash Flows -                          5
                  Nine months ended September 30, 1997 and 1996

                  Notes to Consolidated Financial Statements                       6 - 8

       Item 2.    Management's Discussion and Analysis of                          9 - 18
                  Financial Condition and Results of Operations

PART II - OTHER INFORMATION

       Item 6.    Exhibits and Reports on Form 8-K                                 19

SIGNATURES                                                                         20

                        CEPHALON, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Unaudited)

                                                                                            September 30,             December 31,
                                                                                                1997                      1996
                                                                                          ----------------          ----------------
                                     ASSETS
                                     ------
CURRENT ASSETS:
     Cash and cash equivalents                                                                $ 15,003,000             $  5,671,000
     Reverse repurchase agreements                                                              30,636,000                5,207,000
     Short-term investments                                                                     86,995,000              135,970,000
     Other                                                                                       7,353,000                7,696,000
                                                                                              ------------             ------------
          Total current assets                                                                 139,987,000              154,544,000

PROPERTY AND EQUIPMENT, net  of accumulated
  depreciation and amortization of $10,560,000 and $8,852,000                                   22,010,000               22,086,000
OTHER                                                                                            2,973,000                1,261,000
                                                                                              ------------             ------------
                                                                                              $164,970,000             $177,891,000
                                                                                              ============             ============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                    ------------------------------------
CURRENT LIABILITIES:
     Accounts payable                                                                        $   1,561,000            $   1,638,000
     Accrued liabilities                                                                        16,760,000               14,786,000
     Current portion of long-term debt                                                           1,730,000                5,164,000
                                                                                             -------------            -------------
          Total current liabilities                                                             20,051,000               21,588,000

LONG-TERM DEBT (Note 2)                                                                         41,626,000               16,974,000
OTHER                                                                                            2,363,000                2,003,000
                                                                                             -------------            -------------
          Total liabilities                                                                     64,040,000               40,565,000
                                                                                             -------------            -------------

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:  (Note 4)
     Preferred stock, $.01 par value,
       5,000,000 shares authorized, none issued                                                         --                       --
    Common stock, $.01 par value, 100,000,000 shares authorized,
      25,878,605 and 24,618,223 shares issued and outstanding                                      259,000                  246,000
    Additional paid-in capital                                                                 304,999,000              295,047,000
    Accumulated deficit                                                                       (204,328,000)            (157,967,000)
                                                                                             -------------            -------------
          Total stockholders' equity                                                           100,930,000              137,326,000
                                                                                             -------------            -------------
                                                                                             $ 164,970,000            $ 177,891,000
                                                                                             =============            =============


   The accompanying notes are an integral part of these financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)

                                                                    Three Months Ended,                    Nine Months Ended
                                                                       September 30,                         September 30,
                                                          ---------------------------------       ----------------------------------
                                                                1997               1996                1997               1996
                                                          ---------------     -------------       ---------------     --------------

CONTRACT REVENUES:                                         $  4,599,000        $  3,619,000        $ 14,116,000        $ 11,407,000

OPERATING EXPENSES:
     Research and development                                10,111,000          15,161,000          37,857,000          45,701,000
     Selling, general and administrative                      7,607,000           6,765,000          26,137,000          18,528,000
                                                           ------------        ------------        ------------        ------------
                                                             17,718,000          21,926,000          63,994,000          64,229,000


LOSS FROM OPERATIONS                                        (13,119,000)        (18,307,000)        (49,878,000)        (52,822,000)

INTEREST:
     Income                                                   1,932,000           2,304,000           5,992,000           6,168,000
     Expense                                                   (972,000)           (558,000)         (2,475,000)         (1,745,000)
                                                           ------------        ------------        ------------        ------------
                                                                960,000           1,746,000           3,517,000           4,423,000

                                                           ------------        ------------        ------------        ------------
LOSS                                                       $(12,159,000)       $(16,561,000)       $(46,361,000)       $(48,399,000)
                                                           ============        ============        ============        ============

LOSS PER SHARE  (Note 1)                                         $(0.47)             $(0.68)             $(1.84)             $(2.00)
                                                           ============        ============        ============        ============


WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                                      25,742,380          24,437,777          25,193,900          24,248,996
                                                           ============        ============        ============        ============


    The accompanying  notes are an integral part of these financial statements.

                         CEPHALON, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                   -----------------------------------------------
                                                                                          1997                         1996
                                                                                   ------------------            -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Loss                                                                             $(46,361,000)                $(48,399,000)
     Adjustments to reconcile loss to net cash
     used for operating activities:
           Depreciation and amortization                                                 1,708,000                    2,889,000
           Non-cash compensation expense                                                 2,311,000                    1,693,000
          (Increase) decrease in operating assets:
               Other current assets                                                        330,000                    3,639,000
               Other long-term assets                                                   (1,627,000)                    (102,000)
          Increase(decrease) in operating liabilities:
               Accounts payable                                                            (77,000)                  (2,321,000)
               Accrued liabilities                                                       1,926,000                    2,773,000
               Other long-term liabilities                                                 360,000                      565,000
                                                                                      ------------                 ------------

               Net cash used for operating activities                                  (41,430,000)                 (39,263,000)
                                                                                      ------------                 ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                  (507,000)                  (1,588,000)
     Sales and maturities of investments, net                                           23,545,000                   34,811,000
                                                                                      ------------                 ------------

               Net cash provided by investing activities                                23,038,000                   33,223,000
                                                                                      ------------                 ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercises of common stock options and warrants                        2,631,000                    8,231,000
     Proceeds from issuance of long-term debt                                           30,000,000                    2,079,000
     Principal payments on long-term debt                                               (4,907,000)                  (2,829,000)
                                                                                      ------------                 ------------

               Net cash provided by financing activities                                27,724,000                    7,481,000
                                                                                      ------------                 ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                9,332,000                    1,441,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           5,671,000                    6,565,000
                                                                                      ------------                 ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $ 15,003,000                 $  8,006,000
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

     The Company's business of developing and marketing pharmaceutical products is subject to a number of significant risks, including risks inherent in research and development activities and in conducting business in a highly regulated environment. The success of the Company depends to a large degree upon obtaining the U.S. Food and Drug Administration ("FDA") and foreign regulatory approval to market products currently under development, particularly MYOTROPHIN (rhIGF-I) and PROVIGIL (modafinil). There can be no assurance that any such approvals will be obtained.

Basis of presentation

     These consolidated financial statements of Cephalon are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial condition and results of operations of the Company as of and for the periods set forth in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. All such adjustments are of a normal, recurring nature. The consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission, which includes financial statements as of and for each of the three years in the period ended December 31, 1996. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full year.

Loss per share

     Loss per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents including stock options, warrants and convertible debt are excluded from the computation as their effect is antidilutive.

Accounting pronouncements

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which is effective for financial statements for fiscal years ending after December 15, 1997. This statement is intended to simplify the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15 and to make them comparable to international EPS standards. The Company intends to adopt SFAS No. 128 for its full fiscal year ending December 31, 1997; earlier adoption is not permitted. Pro forma calculations are not included herein because the Company does not expect that the effect of adopting SFAS No. 128 will be materially different from results currently calculated under APB Opinion No. 15.

                        CEPHALON, INC. AND SUBSIDIARIES

2. Long-term Debt
   --------------

     In April 1997, the Company completed a $30,000,000 private placement of senior convertible notes (the "Notes"), which mature in April 1998 and bear interest, payable quarterly in cash or common stock, at a rate of seven percent per annum. The Notes were recorded at their face value and are convertible into registered common shares of the Company, subject to certain limitations, at a six percent discount to a market price formula at the time of conversion. The Company has a right to redeem the Notes at a redemption price equal to 110 percent of the outstanding principal amount plus interest, if the conversion price falls below approximately $21 per share. If not converted into common stock or redeemed, the outstanding, unconverted notes plus accrued interest will be exchanged at face value at maturity for an equal dollar amount of debentures bearing interest at a rate of 10 3/4% per annum and maturing in 2013.

     As of September 30, 1997, $5,000,000 in principal of the Notes had been converted into 557,000 shares of common stock. The Company has limited the number of shares authorized which remain available for conversion to 2,483,000. If based upon the market price from time to time, a greater number of shares is required to enable full conversion, the Company either must authorize a greater number of shares or must redeem the inconvertible portion of the Notes for cash.


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

     The Company has a contractual option to purchase all of the limited partnership interests in the Partnership (the "Purchase Option") in specified circumstances following the initiation of commercial sales, if any, of MYOTROPHIN (rhIGF-I). To exercise the Purchase Option, Cephalon is required to make an advance payment of $40,275,000 in cash or, at Cephalon's election, $42,369,000 in shares of the Company's common stock, valued at the market price at the time the Purchase Option is exercised. In addition to the advance payment, the exercise of the Purchase Option requires the Company to make royalty payments to the former limited partners for a period of eleven years after exercise at a royalty rate of 10.1% (subject to reduction under certain circumstances) of MYOTROPHIN (rhIGF-I) sales in the Territory. If the Company does not exercise the Purchase Option prior to its expiration, the Interim License will terminate and all development and marketing rights to MYOTROPHIN (rhIGF-I) in the Territory would revert to the Partnership, which may commercialize MYOTROPHIN (rhIGF-I) itself or license or assign its rights to a third party. The Company would not receive any benefits from such commercialization.

     The Company's collaboration with Chiron is subject to the rights of the Partnership, which licensed to the Company the right to develop MYOTROPHIN (rhIGF-I) in the Territory in return for receiving the payments described above. The Company is solely responsible for making any royalty and milestone payments owed to the Partnership and for funding the Purchase Option, if it elects to exercise the option.

                        CEPHALON, INC. AND SUBSIDIARIES

Shareholder Litigation

     The Company and certain of its officers have been named as defendants in a number of civil actions filed in the U.S. District Court for the Eastern District of Pennsylvania, which have been consolidated. Several of the plaintiffs have been designated by the Court, collectively, as the "lead plaintiff" for purposes of the Private Securities Litigation Reform Act of 1995. The consolidated complaint, filed in October 1996 by the lead plaintiffs, extended and expanded the class period to include purchasers of the Company's securities as well as options to purchase or sell those securities during the period between June 12, 1995 and June 7, 1996. The plaintiffs allege, based in part on statements and opinions expressed at a June 1996 meeting of an FDA advisory committee to review the MYOTROPHIN treatment investigational new drug application, that earlier statements by the Company about the North American and European trial results were misleading. The plaintiffs seek unspecified damages and other relief. A judgement adverse to the Company could, under some theories of damages, result in an assessment which materially exceeds the coverage provided by the Company's directors' and officers' liability insurance. The Company's motion to dismiss the case was denied, and discovery has commenced and is expected to continue through 1998. Based on presently available information, management believes that is has meritorious defenses to the claims and intends to vigorously defend the action. Management believes that it is too early in the proceedings to determine with any certainty the outcome of this action or the potential liability of the Company, if any.


4. Stockholders' Equity
   --------------------

     In May 1997, the Company purchased options (the "Options") from Swiss Bank Corporation, London Branch ("SBC") to acquire 2,500,000 shares of the Company's common stock. In payment of the purchase price of the Options, the Company issued to SBC 490,000 shares of common stock. The Options, which were exercisable by the Company on the expiration date of October 31, 1997 at a price of $21.50 per share, expired unexercised.

     Warrants to purchase 84,000 shares of the Company's stock at an exercise price of $24.77 per share were issued to the placement agent in connection with the April 1997 private placement of the Company's senior convertible notes (see
Note 2).

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

     The Company's business of developing and marketing pharmaceutical products is subject to a number of significant risks, including those inherent in pharmaceutical research and development activities and in conducting business in a regulated environment. The success of the Company depends to a large degree upon obtaining U.S. Food and Drug Administration ("FDA") and foreign regulatory approval to market products currently under development, particularly MYOTROPHIN (rhIGF-I) and Provigil (modafinil). Cephalon has had only limited experience in pursuing the applications necessary to gain such approvals. There can be no assurance that applications by the Company to market products will be reviewed in a timely manner or that such applications will be approved by the appropriate regulatory authorities on the basis of the data contained in the applications. Should approval be granted to market a product, there can be no assurance that the Company will be able to successfully commercialize the product or achieve a profitable level of sales.

     The market price for shares of the Company's common stock has historically been highly volatile. Future negative announcements concerning the Company, its competitors or other companies in the biopharmaceutical industry, including the results of testing and clinical trials, regulatory decisions, particularly regulatory decisions concerning MYOTROPHIN (rhIGF-I) and Provigil (modafinil), technological innovations or commercial products, patents, government regulations, developments concerning proprietary rights, litigation, or public concern as to the safety or commercial value of the Company's products may have a material adverse effect on the market price of the Company's common stock.

   Uncertainties Related to MYOTROPHIN(R) (rhIGF-I)

     In February 1997, the Company, in collaboration with Chiron Corporation ("Chiron"), filed a new drug application ("NDA") containing data from two Phase III studies, one conducted in North America and one in Europe, with the FDA requesting that MYOTROPHIN (rhIGF-I) be approved for the treatment of amyotrophic lateral sclerosis ("ALS") in the United States. At a public hearing on May 8, 1997, the Peripheral and Central Nervous System Drugs Advisory Committee (the "Advisory Committee") found, by a vote of 6 to 3, that the data presented to it for review did not meet the FDA's standard of "substantial" evidence of effectiveness. Representatives of the FDA also expressed their concern at the May 8th hearing that the data presented failed to meet that standard, although the agency as a whole has not reached a decision. The Advisory Committee's recommendation, although not binding, is usually followed by the FDA. Under the Presription Drug User Fee Act, which establishes performance goals for FDA reviews of new product applications, the FDA's review of the NDA was expected to be completed by November 11, 1997. On November 11, 1997, the Company and Chiron withdrew and resubmitted the NDA to the FDA to enable the FDA to continue its review of additional information previously submitted by the companies. The Company has been advised that the FDA will complete its review of the data and reach a decision on the NDA promptly. There can be no assurance that the additional information will satisfy the concerns of the FDA and provide a basis for NDA approval.

     In May 1997, the Company and Chiron filed a joint marketing authorization application ("MAA") with the European Medicines Evaluation Agency ("EMEA") for approval to market MYOTROPHIN (rhIGF-I) in Europe for the treatment of ALS. The MAA has been accepted for review by the EMEA under the centralized procedures of the European Union. Under those procedures, a regulatory decision with respect to the single application is binding on all 15 member states of the European Union, subject in some countries to subsequent decisions by national authorities as to pricing and reimbursement matters. The companies are in the process of responding to questions from member states on the MAA, including questions related to the safety and efficacy data from the two Phase III studies. The questions need to be answered to the satisfaction of the regulatory authorities in order for the application to be approved. There can be no assurance that the questions can be answered satisfactorily or that the MAA will be approved.

     During the double-blind portion of the MYOTROPHIN study conducted in Europe, an imbalance in death rates was observed in the drug-treated group compared to the placebo-treated group. The Company believes that mortalities observed in the clinical studies conducted to date are due to the normal progression of the disease or other circumstances not attributable to MYOTROPHIN (rhIGF-I). The Company is continuing to furnish MYOTROPHIN (rhIGF-I) to patients who participated in the two Phase III ALS studies, to patients in Phase II studies in other indications, and to patients under the ongoing treatment investigational new drug ("T-IND") program. The reporting of patient deaths as adverse events could result in regulatory action adverse to the interests of the Company.

     There can be no assurance that the FDA or any regulatory authority will determine that the studies conducted to date demonstrate sufficient evidence of safety and efficacy to support marketing approval of MYOTROPHIN (rhIGF-I) for the treatment of ALS in any jurisdiction. A negative decision by any regulatory authority could adversely influence the decision of other regulatory authorities. If the FDA or any other regulatory authority were to require additional data prior to approval of MYOTROPHIN (rhIGF-I) for the treatment of ALS, there can be no assurance that the data could be obtained from any ongoing studies. Even if the Company and Chiron would be willing or able to conduct any additional study as a pre-approval activity, there can be no assurance that the results of any such study would be positive. A new study would be expensive and would take several years to complete.

     Chiron's U.S. manufacturing facility (the "Chiron Facility") will be the sole source of supply for any potential future commercial or clinical needs of MYOTROPHIN (rhIGF-I). The Company and Chiron are required to comply with all applicable regulatory requirements of the FDA and foreign authorities, including current Good Manufacturing Practice ("cGMP") regulations. The facilities used by the Company and Chiron for the manufacture of MYOTROPHIN are subject to inspection by the FDA and other regulatory authorities at any time during the conduct of clinical studies or commercial operations, to determine compliance with cGMP requirements. The cGMP regulations are complex, and failure to be in compliance could lead to remedial action, penalties and delays in production of material. If the Chiron Facility is not able to produce sufficient quantities of MYOTROPHIN (rhIGF-I) in accordance with applicable regulations, the collaboration would have to obtain MYOTROPHIN (rhIGF-I) from another source. There can be no assurance that Cephalon or the collaboration would be able to locate an alternative, cost-effective source of supply of MYOTROPHIN (rhIGF-I).

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

     The Company is evaluating MYOTROPHIN (rhIGF-I) for use in treating disorders other than ALS. Preliminary clinical studies have been completed in diabetic neuropathy and post-polio syndrome, and studies are underway evaluating the use of MYOTROPHIN (rhIGF-I) in small fiber neuropathy and multiple sclerosis. The results of these studies and studies conducted by others will be considered in determining whether any of these indications should be further evaluated in Phase III studies. A study intended to evaluate the use of MYOTROPHIN (rhIGF-I) in chemotherapy-induced neuropathy is being re-assessed to determine if challenges in enrolling patients can be resolved to allow the study to resume. There can be no assurance that MYOTROPHIN (rhIGF-I) will demonstrate efficacy or prove to be commercially viable in any other indication.

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

  In addition to the United States, the Company has licensed from Laboratoire L. Lafon ("Lafon") the exclusive rights to develop, market, and sell PROVIGIL (modafinil) in the United Kingdom, the Republic of Ireland and certain other territories. On October 20, 1997, the Company's U.K. subsidiary received approval to market PROVIGIL (modafinil) in the United Kingdom from the Medicines Control Agency ("MCA"). Cephalon intends to manufacture PROVIGIL (modafinil) tablets in the United States and launch the drug in the United Kingdom upon MCA approval of the variations pertaining to these manufacturing arrangements. The Company also is pursuing a marketing application in the Republic of Ireland. There can be no assurance that regulatory approvals or variations to the approvals received will be obtained at all or in a timely manner. The Company is required, under the terms of its license with Lafon, to launch the product no later than three months after approval. There can be no assurance that the product can be launched within the contractually specified time limit.

  The FDA and the Drug Enforcement Administration ("DEA") will review data related to the actual or potential abuse profile of PROVIGIL (modafinil), for classification of PROVIGIL (modafinil) as a controlled substance under the Controlled Substances Act (the "CSA"). The Company expects that PROVIGIL (modafinil) will be classified as a controlled substance under the CSA. The CSA imposes various registration, record-keeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls and restrictions on prescription refills on controlled substances, which vary depending on a drug's classification into one of five "schedules," ranging from drugs of high abuse to drugs with low abuse potential. Most states either adopt the federal requirements or impose special requirements on the registration, handling and distribution of controlled substances. If PROVIGIL (modafinil) is classified as a controlled substance, the cost to the Company of distributing PROVIGIL (modafinil) could increase, and the number of prescriptions for PROVIGIL (modafinil) could decrease, depending on the schedule in which PROVIGIL (modafinil) would be listed. The DEA's formal process of reviewing PROVIGIL (modafinil) for its abuse potential is expected to begin only if the FDA makes a determination of approvability. The DEA process must be completed before commercialization could begin. Classification of PROVIGIL (modafinil) as a controlled substance in the United States may affect regulatory decisions with respect to similar classifications in other territories licensed by the Company from Lafon.

  Lafon is responsible for manufacturing the bulk modafinil compound for the Company, and the Company has entered into an agreement with a third party to manufacture tablets for commercial use from bulk modafinil provided by Lafon. The facilities used for the manufacture of modafinil and PROVIGIL (modafinil) tablets are required to comply with all applicable regulatory requirements of the FDA and foreign authorities, including cGMP regulations. The facilities for the manufacture of modafinil and the finished tablets are subject to inspection by the FDA and other regulatory authorities at any time during the conduct of clinical studies or commercial operations. The cGMP regulations are complex, and failure to be in compliance could lead to remedial action, penalties and delays in production of material. If Lafon is unable to supply the Company with bulk modafinil, Cephalon is permitted to make the compound itself or to purchase it from third parties. There can be no assurance that Cephalon would be able to manufacture modafinil, that a third-party manufacturer could be located or that either alternative would be cost-effective. The tablets and one of the raw materials used as an excipient in the finished product are obtained through companies who are believed to be the only available source of the materials. It is unlikely that the Company will be able to identify a suitable alternative supplier for the tablets or the excipient without changing the formulation of the tablets, which would require regulatory approval and could delay or interrupt the commercialization of PROVIGIL (modafinil).

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

 Shareholder Litigation

  The Company and certain of its officers have been named as defendants in a number of civil actions filed in the U.S. District Court for the Eastern District of Pennsylvania, which have been consolidated. Several of the plaintiffs have been designated by the Court, collectively, as the "lead plaintiff" for purposes of the Private Securities Litigation Reform Act of 1995. The consolidated complaint, filed in October 1996 by the lead plaintiffs, extended and expanded the class period to include purchasers of the Company's securities as well as options to purchase or sell those securities during the period between June 12, 1995 and June 7, 1996. The plaintiffs allege, based in part on statements and opinions expressed at a June 1996 meeting of an FDA advisory committee to review the MYOTROPHIN treatment investigational new drug application, that earlier statements by the Company about the North American and European trial results were misleading. The plaintiffs seek unspecified damages and other relief. A judgment adverse to the Company could, under some theories of damages, result in an assessment which materially exceeds the coverage provided by the Company's directors' and officers' liability insurance. The Company's motion to dismiss the case was denied, and discovery has commenced and is expected to continue through 1998. Based on presently available information, management believes that is has meritorious defenses to the claims and intends to vigorously defend the action. Management believes that it is too early in the proceedings to determine with any certainty the outcome of this action or the potential liability of the Company, if any.

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

  TAP Holdings Inc. ("TAP") has begun a Phase I clinical study of a compound being developed in collaboration with the Company for the treatment of various cancers, including prostate cancer. The objective of the multi-center study is to examine the drug's pharmacokinetic and safety profile in patients with advanced cancer. Because the compound has not been extensively tested in humans, the risk of safety problems is still being evaluated. There can be no assurance that the compound ultimately will prove to be safe in humans, or that it will show any therapeutic benefit.

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

  The major source of the Company's current revenue is derived from collaborative research and development agreements that are subject to periodic review by the respective third parties and achievement of certain milestones by the Company. The Company's research funding agreement with SmithKline Beecham plc ("SB") is currently being reviewed by SB and there can be no assurance that SB will continue the funding arrangement beyond 1997. There can be no assurance that any of the other collaborations will continue in the future.

  To meet its capital requirements, the Company may from time to time seek to access public or private financing markets by issuing debt, common or preferred
stock, warrants or other securities, either separately or in combination.   The
Company may also seek additional funding through corporate collaborations or other financing vehicles, potentially including "off-balance sheet" financing through limited partnerships or corporations. There can be no assurance that such financings will be available at all or on terms acceptable to the Company. Any financings using either common stock or securities convertible into common stock would result in the issuance of additional shares and in the reduction of the percentage ownership of the Company by existing shareholders. At September 30, 1997, the exercise of the outstanding options, warrants and conversion of the convertible notes into shares in accordance with their terms would increase the outstanding number of shares of common stock by approximately 33%. Of this amount, 21%, or approximately 5,400,000 shares, which includes the 2,483,000 shares reserved for conversion of the convertible notes, are exercisable at prices at or below $11.75, the closing market price of the Company's common stock at September 30, 1997.


Liquidity and Capital Resources

  Cash, cash equivalents, reverse repurchase agreements and investments at September 30, 1997 and December 31, 1996 were $132,634,000 and $146,848,000, respectively, representing 80% and 83%, respectively, of total assets. Cash equivalents, reverse repurchase agreements and investments consisted primarily of short- to intermediate-term obligations of the United States government, overnight reverse repurchase agreements that are collateralized 102% by such government obligations, and short to intermediate-term corporate obligations. Certain of the Company's lease agreements contain covenants that obligate the Company to maintain certain minimum cash and investment balances.

  The following is a summary of selected cash flow information for the nine months ended September 30:

                                                            1997           1996
                                                            ----           ----
Net cash used for operating activities................  $(41,430,000)  $(39,263,000)
Net cash provided by investing activities.............    23,038,000     33,223,000
Net cash provided by financing activities.............    27,724,000      7,481,000

   Net cash used for operating activities

   --Operating cash inflows

     The major source of the Company's current cash inflows is derived from collaborative research and development agreements. A summary of the major sources of cash receipts reflected in net cash used for operating activities for the nine months ended September 30 is as follows:

                                       1997           1996
                                       ----           ----
TAP Holdings.....................     $5,068,000    $4,365,000
Bristol-Myers Squibb.............      3,352,000     3,557,000
Chiron...........................      5,242,000     3,747,000
Schering-Plough..................         88,000     2,250,000
SmithKline Beecham...............      2,297,000     2,138,000
Kyowa Hakko......................      1,631,000     1,668,000
Interest.........................      6,307,000     6,719,000


     The Company and Chiron are jointly developing MYOTROPHIN (rhIGF-I) for the treatment of ALS and certain peripheral neuropathies. Under the collaboration, the companies equally fund MYOTROPHIN (rhIGF-I) program costs. The payments received from Chiron in 1997 represent equalization of fourth quarter 1996, first quarter 1997 and second quarter 1997 program costs. The payments received from Chiron in 1996 represent equalization of fourth quarter 1995 and first quarter 1996 program costs.

     In January 1997, the Company announced that Schering-Plough Corporation ("SP") had decided to conclude its funding of the research program with the Company. The last payment of $88,000 was received in March 1997.

     In July 1993, the Company entered into an agreement (the "Kyowa Hakko Myotrophin Agreement") with Kyowa Hakko Kogyo Co., Ltd. ("Kyowa Hakko") to develop and market MYOTROPHIN (rhIGF-I) in Japan. The payments received from Kyowa Hakko primarily represent reimbursement of MYOTROPHIN (rhIGF-I) supplies for the clinical trials conducted in Japan by Kyowa Hakko. Also included in the payments received from Kyowa Hakko in 1997 is a non-recurring $900,000 milestone payment that was paid upon the Company's filing of the MYOTROPHIN (rhIGF-I) NDA in the United States.

   --Operating cash outflows

     Cash used for selling, general and administrative activities increased in the first nine months of 1997 as compared to the 1996 period due to increased funding of the Company's sales and marketing activities, including increases in pre-marketing efforts in support of products in development and increases in administrative external costs. The funding of research and development decreased in the 1997 period as compared to the 1996 period primarily due to the reduction in clinical trial expenses, including cost reductions due to the November 1996 sale of the Company's Beltsville, Maryland pilot-scale manufacturing facility and the completion of certain clinical studies. The decrease was partially offset by the cost of purchasing bulk modafinil compound.

   --Operating cash outlook

     The Company expects its cash flow from operating activities to continue to be negative until such time as product approvals, if any, are obtained and revenue received from product sales exceeds funding of operating costs.

     The major source of the Company's current cash inflows is derived from collaborative research and development agreements. In future periods, receipt of payments from Chiron or payments by the Company to Chiron will depend on the relative costs incurred in the MYOTROPHIN program by the two companies. The continuation of the research funding under the agreement with TAP, during 1997 and thereafter, is subject to the achievement of certain development milestones and periodic review by TAP and may be terminated without cause with prior notice. SB is currently reviewing the research funding agreement with the Company and there can be no assurance that SB will continue the funding arrangement beyond 1997. The level of potential co-promotion payments from Bristol-Myers Squibb Company ("BMS") during the remainder of 1997 and into 1998 is subject to a number of uncertainties related to product sales, including competition from new and existing products and the introduction of controlled substance classification of one of the products being co-promoted by the Company.

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

 Net cash provided by investing activities

  A summary of net cash provided by investing activities for the nine months ended September 30 is as follows:

                                                                     1997          1996
                                                                     ----          ----
Purchases of property and equipment............................  $  (507,000)  $(1,588,000)
Sales and maturities of investments, net.......................   23,545,000    34,811,000
                                                                 -----------   -----------
  Net cash provided by investing activities....................  $23,038,000   $33,223,000
                                                                 ===========   ===========


  Sales and maturities of investments, net represent the liquidation of a portion of the Company's portfolio of investments, the proceeds of which are used primarily to fund operations.

 Net cash provided by financing activities

  A summary of cash provided by financing activities for the nine months ended September 30 is as follows:

                                                                              1997          1996
                                                                              ----          ----
Proceeds from exercises of common stock options and warrants............  $ 2,631,000   $ 8,231,000
Proceeds from the issuance of long-term debt............................   30,000,000     2,079,000
Principal payments on long-term debt....................................   (4,907,000)   (2,829,000)
                                                                          -----------   -----------
  Net cash provided by financing activities.............................  $27,724,000   $ 7,481,000
                                                                          ===========   ===========

  The extent and timing of future warrant and option exercises, if any, are primarily dependent upon the market price of the Company's common stock and general financial market conditions, as well as the exercise prices and expiration dates of the warrants and options.

  In April 1997, the Company completed a $30,000,000 private placement of senior convertible notes (the "Notes"), which mature in April 1998 and bear interest, payable quarterly in cash or common stock, at a rate of seven percent per annum. The Notes were recorded at their face value and are convertible into registered common shares of the Company, subject to certain limitations, at a six percent discount to a market price formula at the time of conversion. As of September 30, 1997, $5,000,000 in principal of the Notes had been converted into 557,000 shares of common stock. Subsequent to September 30, 1997, $11,204,000 in principal of the Notes was converted into 1,114,000 shares of common stock resulting in 1,369,000 shares authorized for conversion at November 6, 1997. If based upon the market price from time to time, a greater number of shares is required to enable full conversion, the Company either must authorize a greater number of shares or must redeem the inconvertible portion of the Notes for cash.

     Proceeds from the issuance of long-term debt in 1996 represent additional borrowings provided by the Commonwealth of Pennsylvania in connection with the 1995 West Chester building purchase.

     In March 1997, the Company repaid in full the $3,750,000 balance due on an unsecured bank loan.

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

     The Company has a contractual option to purchase all of the limited partnership interests in the Partnership (the "Purchase Option") in specified circumstances following the initiation of commercial sales, if any, of MYOTROPHIN (rhIGF-I). To exercise the Purchase Option, Cephalon is required to make an advance payment of $40,275,000 in cash or, at Cephalon's election, $42,369,000 in shares of the Company's common stock, valued at the market price at the time the Purchase Option is exercised. In addition to the advance payment, the exercise of the Purchase Option requires the Company to make royalty payments to the former limited partners for a period of eleven years after exercise at a royalty rate of 10.1% (subject to reduction under certain circumstances) of MYOTROPHIN (rhIGF-I) sales in the Territory. If the Company does not exercise the Purchase Option prior to its expiration date the Interim License will terminate and all development and marketing rights to MYOTROPHIN (rhIGF-I) in the Territory would revert to the Partnership, which may commercialize MYOTROPHIN (rhIGF-I) itself or license or assign its rights to a third party. The Company would not receive any benefits from any such commercialization.

     The Company's collaboration with Chiron is subject to the rights of the Partnership, which licensed to the Company the right to develop MYOTROPHIN (rhIGF-I) in North America and Europe in return for receiving the payments, described above. The Company is solely responsible for making any royalty and milestone payments owed to the Partnership and for funding the Purchase Option, if it elects to exercise the option.

   --Shareholder Litigation

     The Company and certain of its officers have been named as defendants in a number of civil actions, which have been consolidated, alleging that various statements by the Company about the North American and European trial results of MYOTROPHIN (rhIGF-I) were misleading. See "Certain Risks Related to the Company's Business."

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

     To finance its continuing operations and other potential significant cash outflows, the Company may from time to time seek to access public or private financing markets by issuing debt, common or preferred stock, warrant or other securities, either separately or in combination. The Company also may seek additional funding through corporate collaborations or other financing vehicles, potentially including "off-balance sheet" financing through limited partnerships or corporations. There can be no assurance that such funding will be available at all or on terms acceptable to the Company.


Results of Operations

   This section should be read in conjunction with the more detailed discussion under "Liquidity and Capital Resources."

   A summary of revenues and expenses for the nine months ended September 30 is as follows:


                                                                               % change
                                                     1997         1996      1997 vs. 1996
                                                     ----         ----      --------------
Revenues........................................  $14,116,000  $11,407,000         24%
Research and development expenses...............   37,857,000   45,701,000        (17)
Selling, general and administrative expenses....   26,137,000   18,528,000         41
Interest income, net............................    3,517,000    4,423,000        (20)



     The increase in revenues for the nine months ended September 30, 1997 as compared to the corresponding 1996 period resulted primarily from increases in revenue recognized under the Chiron collaboration, the Kyowa Hakko Myotrophin Agreement and the TAP Agreement, and revenue recognized from the initiation of a co-promotion agreement with Medtronic, Inc. The increases in revenues were partially offset by a decrease in revenue from SP.

     Research and development expenses decreased for the nine months ended September 30, 1997 as compared to the corresponding 1996 period primarily due to the reduction in clinical trial expenses, including cost reductions due to the November 1996 sale of the Company's Beltsville, Maryland pilot-scale manufacturing facility and the completion of certain clinical studies. The decrease was partially offset by an increase in expenditures due to the purchase of bulk modafinil compound and an increase in expenditures in the Company's research programs.

     The increase in the selling, general and administrative area for the nine months ended September 30, 1997 as compared to the corresponding 1996 period was due primarily to increases in costs associated with the Company's U.S. and European sales and marketing activities including increases in pre-marketing efforts in support of the products in development and increases in external administrative costs.

     Results for the three months ended September 30, 1997 as compared to the corresponding 1996 period were similarly affected by the items discussed above in the nine months comparison.

   Results of Operations Outlook

     The Company expects to continue to incur operating losses unless and until such time as product approvals, if any, are obtained and product sales exceed operating expenses.

     The major source of the Company's current revenue is derived from collaborative research and development agreements. In future periods, revenue or expense to be recognized by the Company under the collaboration with Chiron will depend on the relative costs incurred in the MYOTROPHIN program by the two companies. A substantial portion of the Company's revenues are derived from collaboration agreements with TAP and SB. The continuation of the research funding under the agreement with TAP during 1997 and thereafter, is subject to the achievement of certain development milestones and periodic review by TAP and may be terminated without cause with prior notice. SB is currently reviewing the research funding agreement with the Company and there can be no assurance that SB will continue the funding arrangement beyond 1997. The level of revenue to be recognized under the BMS Agreement during the remainder of 1997 and into 1998 is subject to a number of uncertainties related to product sales, including competition from new and existing products and the introduction of controlled substance classification of one of the products being co-promoted by the Company.

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

     The Company expects to have significant fluctuations in quarterly results based on the level and timing of recognition of contract revenues and the incurrence of expenses, and may incur quarterly operating losses in excess of the loss recorded for the three months ended September 30, 1997. Additionally, if the Company were to make the Milestone Payment or exercise the Purchase Option, a material charge to earnings could result, depending upon the development status of the underlying technology.

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


                                             CEPHALON, INC.
                                             (Registrant)



November 14, 1997                            By  /s/ Frank Baldino, Jr., Ph.D.
                                                -------------------------------

                                             Frank Baldino, Jr., Ph.D.
                                             President, Chief Executive Officer
                                             and Director
                                             (Principal executive officer)


                                             By   /s/ J. Kevin Buchi
                                                -------------------------------

                                             J. Kevin Buchi
                                             Senior Vice President, Finance
                                             and Chief Financial Officer
                                             (Principal financial and
                                             accounting officer)