Form 10-K405
period 1997-12-31
CEPHALON INC
filed 1998-03-31
CIK 873364

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)
[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
[_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                       FOR THE TRANSITION PERIOD FROM TO
                         COMMISSION FILE NUMBER 0-19119

                                 CEPHALON, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                          23-2484489
    (State or other jurisdiction of             (I.R.S. Employer
     Incorporation or Organization)           Identification No.)

        145 Brandywine Parkway,                       19380
       West Chester, Pennsylvania                   (Zip Code)
(Address of principal executive offices)

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

  Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X]. No [_].

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $388,683,864. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the Nasdaq National Market on March 20, 1998. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than ten percent of the Common Stock of the Company.

  The number of shares of the registrant's Common Stock outstanding as of March 20, 1998 was 28,413,475.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive proxy statement for its 1998 annual meeting of stockholders are incorporated by reference into Part III.

                               TABLE OF CONTENTS
                               -----------------

                                                                                                               Page

                                                       PART  I

ITEM 1.      Business.......................................................................................       3
ITEM 2.      Properties.....................................................................................      21
ITEM 3.      Legal Proceedings..............................................................................      22
ITEM 4.      Submission of Matters to a Vote of Security Holders............................................      22

                                                      PART II

ITEM 5.      Market for Registrant's Common Equity and Related Stockholder Matters..........................      23
ITEM 6.      Selected Consolidated Financial Data...........................................................      24
ITEM 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations..........      25
ITEM 8.      Financial Statements and Supplementary Data....................................................      37
ITEM 9.      Changes In and Disagreements with Accountants on Accounting and Financial Disclosure...........      56


                                                     PART III

ITEM 10.     Directors and Executive Officers of the Registrant.............................................      56
ITEM 11.     Executive Compensation.........................................................................      58
ITEM 12.     Security Ownership of Certain Beneficial Owners and Management.................................      58
ITEM 13.     Certain Relationships and Related Transactions.................................................      58

                                                    PART IV

ITEM 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................      59

                                     PART I

ITEM 1. BUSINESS

  The statements in this Report that are not historical fact, such as statements which describe the potential markets for the Company's product candidates and the Company's scientific and business objectives, are based on management's current opinions and beliefs. Those types of statements are intended to be "forward-looking statements" for purposes of the Private Securities Litigation Reform Act of 1995, and should be read in conjunction with the cautionary statements set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Risks Related to Cephalon's Business."

  Cephalon, Inc. ("Cephalon" or the "Company") seeks to discover, develop and market pharmaceutical products to treat neurological disorders. The Company's research and development efforts focus primarily on neurodegenerative disorders, which are characterized by the death of neurons, the specialized conducting cells of the nervous system. The Company utilizes its technical expertise in molecular biology, molecular pharmacology, biochemistry, cell biology and chemistry to develop products in four core technology areas: neurotrophic factors, protease inhibitors, signal transduction modulators and gene transcription regulators. Cephalon believes that its multidisciplinary technology approach facilitates the development of a portfolio of potential products for the treatment of neurological disorders such as narcolepsy, amyotrophic lateral sclerosis ("ALS"), multiple sclerosis, peripheral neuropathies, Alzheimer's disease and stroke. Certain aspects of this technology have also allowed Cephalon to diversify its therapeutic objectives to include novel approaches for the treatment of cancer, especially prostate cancer. The Company's internal research and development efforts are supplemented by efforts to in-license product candidates.

  Cephalon's business strategy includes forming alliances with other pharmaceutical companies where collaborations can provide strategic advantages in technological, financial, marketing, manufacturing and other areas. In these arrangements, the Company seeks, where appropriate, to retain the rights to co-promote or otherwise share in the marketing of products, particularly to neurologists.

  The Company has established sales organizations in the United States, the United Kingdom and France focused on neurologists and certain other specialists. In the United States, the Company is co-promoting two Bristol-Myers Squibb Company ("BMS") proprietary products, Stadol NS(R) (butorphanol tartrate), and Serzone(R) (nefazodone hydrochloride), as well as Intrathecal Baclofen Therapy (ITB(TM)), a product of Medtronic, Inc. ("Medtronic"). In the United Kingdom, the Company is marketing PROVIGIL(R) (modafinil) Tablets for use in treating narcolepsy. Under an exclusive sales and marketing agreement with Laboratoire Aguettant S.A. ("Aguettant"), the Company is selling Apokinon(R) (apomorphine hydrocloride) in France, which is used in the treatment of Parkinson's disease.

  A new drug application ("NDA") has been filed with the U. S. Food and Drug Administration ("FDA") for the use of PROVIGIL in treating the excessive daytime sleepiness associated with narcolepsy, and a marketing authorization application for PROVIGIL also has been filed in the Republic of Ireland. See "Narcolepsy." The Company and Chiron Corporation ("Chiron") have filed an NDA with the FDA for the use of MYOTROPHIN(R) (rhIGF-I) in the treatment of ALS, and a marketing authorization application for MYOTROPHIN also has been filed in Europe. See "Amyotrophic Lateral Sclerosis." There can be no assurance that these applications will be approved or that the Company will successfully commercialize any of its product candidates. See "Management's Discussion and Analysis--Certain Risks Related to Cephalon's Business."

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

CORE TECHNOLOGIES

  From its inception, the Company's research strategy has focused on exploiting the potential of neurotrophic recombinant proteins, or trophic factors, for the treatment of appropriate neurologic disorders and on understanding the mechanism of trophic factor-induced neuronal survival. This understanding may allow medicinal chemical approaches toward creating novel small synthetic molecules which would cross the blood-brain barrier and would mimic the action of proteins by intervening in the progression of neurodegenerative disorders. The Company's broad-based research program currently consists of four core technology areas: neurotrophic factors, protease inhibitors, signal transduction modulators and gene transcription regulators.

  Neurotrophic Factors. A major advance in neuroscience was the discovery of naturally-occurring proteins, referred to as neurotrophic or trophic factors, that promote the survival of neurons. Several different neurotrophic factors have been identified by the Company and others which affect the survival of different types of neurons. However, neurotrophic factors cannot cross the blood-brain barrier. The Company's development efforts in this area focus on using the neurotrophic factor, MYOTROPHIN, in disorders such as ALS and peripheral neuropathies, where the projections of the damaged neurons lie or extend outside the blood-brain barrier and are therefore accessible to trophic factors, or in disorders such as multiple sclerosis, where the blood-brain barrier is compromised allowing trophic factors to cross into the CNS.

  Protease Inhibitors. A protease is a naturally-occurring enzyme which is responsible for the processing or cleavage of a protein. Certain proteases have been implicated in the pathogenesis of neurodegenerative disorders, either directly by causing neuronal death or indirectly by cleaving proteins into smaller peptide fragments, which may threaten the survival of neurons. The Company has developed expertise in identifying, isolating and assaying specific types of proteases believed to be involved in certain neurodegenerative disorders. In addition, the Company's expertise in chemistry has enabled the synthesis of molecules which, in preclinical studies, specifically inhibit the action of these proteases. Although this core technology can be applied to any number of proteases and disorders, the Company focuses on developing small molecule therapeutics that inhibit the actions of the protease calpain, which is thought to play a role in causing the neuronal damage associated with stroke.

  Signal Transduction Modulators. Neuronal survival is regulated and influenced by factors which promote cell survival or induce cell death. These factors exert differential effects on the neuron (promotion of survival versus induction of death) through activation of distinct intracellular signaling pathways. Once activated, these pathways result in the phosphorylation of distinct intracellular kinases that regulate molecular pathways of survival or death. In neurodegenerative disease, activation of death-promoting processes leads to neuronal death. Thus, inhibition of the signaling events in death-promoting pathways provides novel therapeutic targets for small molecules. The Company has focused its efforts on identifying small molecules that modulate these signal transduction processes.

  The Company has developed an extensive proprietary library of small molecule modulators of the signal transduction processes which block the death process in isolated neurons in vitro and in vivo, where damage has been induced by a variety of harmful stimuli. The Company is pursuing the development of these small molecules for the treatment of Alzheimer's disease and other neurodegenerative disorders.

  Further, the Company believes that uncontrolled activation of the survival pathway by growth factors can lead to tumor development and growth. The Company has identified a number of antagonists that inhibit this growth factor signal transduction, which may be useful in the treatment of certain types of cancer, such as prostate cancer.

  Gene Transcription Regulators. To address disorders of the CNS where the neurons as well as their axonal projections lie within the blood brain barrier, the inability of systemically administered trophic factors to cross the blood brain barrier must be overcome. The Company is developing a proprietary series of molecules that have demonstrated the ability to enhance the endogenous expression in the CNS of nerve growth factor and other neurologically important factors. These molecules are believed to influence gene transcription by binding to a neuron-specific receptor which is widely distributed in the brain. These orally active small molecules cross the blood-brain barrier and initiate transcriptional events at the genes responsible for the production of certain neurotrophic factors within the CNS. Elevating levels of neurotrophic factors in the CNS through the regulation of gene transcription may provide a way to circumvent the blood-brain barrier as a limitation on the potential of neurotrophic proteins to treat neurodegenerative disorders.

PRODUCT DEVELOPMENT PROGRAMS

  The following table outlines the Company's product development programs.

          INDICATION                      COMPOUND              U.S. STATUS(1)(2)              COMMERCIAL RIGHTS
Narcolepsy....................   PROVIGIL                      NDA(3)                Cephalon in Italy, Japan, Mexico,
                                                                                     Republic of Ireland, United Kingdom,
                                                                                     United States

ALS...........................   MYOTROPHIN                    NDA                   Cephalon/Chiron/Kyowa Hakko(4)

Multiple Sclerosis............   MYOTROPHIN                    Phase I               Cephalon/Chiron/Kyowa Hakko(4)

Peripheral Neuropathies.......   MYOTROPHIN                    Phase II              Cephalon/Chiron/Kyowa Hakko(4)

Alzheimer's Disease...........   Signal Transduction           Development           Cephalon/Kyowa Hakko(5)
                                 Modulators
                                 Gene Transcription            Development           Cephalon/Leo(6)
                                 Regulators

Stroke........................   Calpain Inhibitors            Research              Cephalon

Prostate Cancer...............   Signal Transduction           Phase I               Cephalon/TAP/Kyowa Hakko(7)
                                 Modulators

Other Cancers.................   Signal Transduction           Research              Cephalon
                                 Modulators

(1) "Research" includes the development of assay systems, discovery and evaluation of prototype compounds in vitro and in animals. "Development" includes product formulation, toxicology and additional animal testing of a lead compound. "Phase I" clinical trials involve administration of a product to a limited number of patients to assess safety and determine appropriate dosage. "Phase II" clinical trials generally involve administration of a product to a limited number of patients with a particular disorder to determine dosage, efficacy and safety. "Phase III" clinical trials generally examine the clinical efficacy and safety of a product in an expanded patient population at multiple clinical sites. "NDA" indicates that a new drug application has been filed with the FDA in the United States for the treatment of the indication listed. See "Government Regulation."
(2) There can be no assurance that the Company or its collaborators will be able to demonstrate to the FDA or any other regulatory authority that the compounds under development are sufficiently safe and efficacious to support marketing approval of any of these compounds for any indication in any market. With respect to certain of the compounds listed, see the uncertainties described under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Risks Related to Cephalon's Business."
(3) An NDA has been filed with the FDA for the use of PROVIGIL in treating the excessive daytime sleepiness associated with narcolepsy. Approval to market has been granted in the United Kingdom and a marketing authorization application has been filed in the Republic of Ireland. See "Corporate Collaborations--Laboratoire L. Lafon."
(4) Cephalon and Kyowa Hakko are developing MYOTROPHIN in Japan. Cephalon and Chiron are jointly developing MYOTROPHIN for ALS and other neurological disorders outside of Japan. Cephalon is developing MYOTROPHIN in the United States and Europe for the Partnership. An NDA has been filed with the FDA and a marketing authorization application has been filed in Europe for the use of MYOTROPHIN in the treatment of ALS. See "Corporate Collaborations-- Kyowa Hakko Kogyo Co., Ltd.," "Corporate Collaborations--Chiron" and "Cephalon Clinical Partners, L.P."
(5) Cephalon has exclusive rights in the United States and semi-exclusive rights with Kyowa Hakko in other territories. See "Corporate Collaborations--Kyowa Hakko Kogyo Co., Ltd."
(6) Cephalon has exclusive rights to market and sell jointly developed products in the United States and Mexico in the neurological field. See "Corporate Collaborations--Leo Pharmaceutical Products, Ltd."
(7) TAP is to develop and market certain of these compounds for the treatment of prostate disorders and other cancers in the United States. Cephalon and Kyowa Hakko have rights in other markets. See "Corporate Collaborations-- TAP Holdings Inc." and "Corporate Collaborations--Kyowa Hakko Kogyo Co., Ltd."

Narcolepsy

  Narcolepsy is a debilitating, lifelong disorder that often originates in late childhood. Its most notable symptom is an uncontrollable propensity to fall asleep during the day. There is no cure for narcolepsy, which is estimated to affect over 125,000 people in the United States, of which 30,000-40,000 are believed to currently seek treatment from a physician. The Company believes that there is a proportionate incidence of narcolepsy in the other territories to which it has obtained a license. Current therapies that treat symptoms of the disorder, such as amphetamine-like stimulants, may have undesirable side effects and a high potential for abuse, and may require increasing dosages to maintain therapeutic effect.

  The Company has an exclusive license from Laboratoire L. Lafon ("Lafon") to develop, market and sell PROVIGIL in Italy, Japan, Mexico, the Republic of Ireland, the United Kingdom and the United States. See "Corporate
Collaborations--Laboratoire L. Lafon."

  In December 1997, the Company was notified by the FDA that its NDA to market PROVIGIL in the United States for the treatment of the excessive daytime sleepiness associated with narcolepsy is approvable upon the satisfactory response to the FDA's comments and completion of product labeling. In Europe, the Company is marketing PROVIGIL in the United Kingdom and its application filed in the Republic of Ireland is pending. There can be no assurance that any of the pending applications will be approved. The Company has not yet filed a marketing application in Italy, Japan or Mexico. See "Management's Discussion and Analysis--Certain Risks Related to Cephalon's Business."

 Amyotrophic Lateral Sclerosis

  Amyotrophic lateral sclerosis is a fatal disorder of the nervous system characterized by the chronic, progressive degeneration of motor neurons. The term "amyotrophic" refers to the loss of lower motor neurons which project from the spinal cord to the muscle, and "lateral sclerosis" refers to the loss of upper motor neurons which project from the brain to motor neurons in the spinal cord. Although both groups of motor neurons are affected in this disease, it is the loss of the spinal (lower) motor neurons that leads to muscle weakness, muscle atrophy and, eventually, to the patient's death. ALS affects approximately 15,000-20,000 people in the United States. The Company believes that there is a proportionate incidence of ALS in the populations of Europe and Japan. The first symptom of ALS is muscle weakness, which progresses to muscle atrophy and loss of muscle function. The disease usually progresses over a three- to five-year period, with death usually resulting from loss of respiratory muscle control rendering the patient unable to breathe.

  An NDA has been pending at the FDA since February 1997. At a May 1997 meeting, a majority of members of the FDA's Peripheral and Central Nervous System Drugs Advisory Committee (the "PCNS Committee") concluded that the data presented to it for review did not meet the FDA's standard of "substantial" evidence of effectiveness. The Company and the FDA are performing additional analyses of data which the agency is reviewing, but there is no assurance that these analyses will produce evidence sufficient to satisfy the FDA's standards for product approval. The FDA has scheduled another public hearing of the PCNS Committee for April 9, 1998, for further consideration of the efficacy of MYOTROPHIN in ALS patients. A marketing authorization application has been filed in Europe for the use of MYOTROPHIN in the treatment of ALS. There can be no assurance that any of the pending applications will be approved. MYOTROPHIN is being supplied to approximately 400 patients in the United States under a treatment program for investigational new drugs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Risks Related to Cephalon's Business."

  The Company is developing MYOTROPHIN in collaboration with Chiron Corporation ("Chiron") for use in the treatment of ALS, peripheral neuropathies, multiple sclerosis and other neurological disorders. See "Corporate Collaborations-- Chiron Corporation." The Company is performing the development and clinical testing of MYOTROPHIN on behalf of Cephalon Clinical Partners, L.P. (the "Partnership"). Cephalon's rights to MYOTROPHIN are subject to the terms of the license granted by the Partnership, and the rights of the Partnership to receive payments from Cephalon. See "Cephalon Clinical Partners, L.P."

Multiple Sclerosis

   Multiple sclerosis is a neurological disease caused by a breakdown in the myelin sheathing that surrounds and protects nerve fibers. The breakdown results in inflammation of random patches (plaques) in the central nervous system and causes the disruption of normal nerve cell impulses. Even when the inflammation subsides, nerve impulses are carried at reduced speed.

   Multiple sclerosis affects approximately 300,000 people in the United States. While the disease is most common in those of northern European ancestry it appears in members of all races. Prevalence in women is approximately twice that in men. Although the cause of the disease is unknown, it is speculated that an autoimmune response to a viral illness may be involved. Treatments are currently available to reduce the frequency of exacerbation in certain forms of the disease as well as to treat some of the symptoms of the disease.

   The Company is conducting a Phase I study of MYOTROPHIN in the treatment of multiple sclerosis.

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

  The Company is evaluating MYOTROPHIN for potential use in treating peripheral neuropathies. A dose-ranging Phase I study has been completed in diabetic patients, which would be needed if the Company pursues diabetic neuropathy in Phase II studies. In addition, a preliminary clinical study has been completed in patients with post-polio syndrome and a clinical study is currently underway in patients with small fiber neuropathy. The results of these studies and studies conducted by others will be considered in determining whether MYOTROPHIN should be further evaluated in any of these indications. A study intended to evaluate the use of MYOTROPHIN in chemotherapy-induced neuropathy has been terminated because of difficulties in enrolling patients.

 Alzheimer's Disease

  Alzheimer's disease is an intractable, chronic, and progressively incapacitating disease characterized by the presence of core neuritic plaques, neurofibrillary tangles, and gliosis in the brain which are believed to result in the observed death of several types of neurons. Patients affected with this disease become severely demented. Alzheimer's disease afflicts an estimated 5% to 10% of the population over the age of 65, or approximately four million individuals in the United States, with more than 100,000 new cases diagnosed each year. The age-dependent nature of the disorder suggests that an increasing percentage of the population may be affected as the population ages.

  Cephalon uses two distinct approaches to the discovery of therapeutics which retard or halt the neuronal death that is associated with Alzheimer's disease: signal transduction modulators and gene transcription regulators.

  Cephalon has synthesized and identified a class of novel small molecules which are orally active and cell- and blood-brain barrier permeable modulators of signal transduction. One of these molecules, CEP-1347, has been shown to prevent neuronal death in vitro and in several models of neuronal death in vivo. CEP-1347 is currently in preclinical development for use as a potential treatment for Alzheimer's disease. This program is being conducted under the terms of a license agreement with Kyowa Hakko. See "Corporate Collaborations-- Kyowa Hakko Kogyo Co., Ltd."

  Cephalon is pursuing a class of regulators of gene transcription which, in preclinical studies, have demonstrated the ability to enhance the endogenous expression of nerve growth factor and promote neuronal survival in regions of the brain known to be affected by Alzheimer's disease. This program is being conducted in collaboration with Leo Pharmaceutical Products, Ltd. ("Leo"). See "Corporate Collaborations--Leo Pharmaceutical Products, Ltd."

  The Company has reduced its resources allocated to a third research program, which focused on identifying inhibitors of beta-amyloid as potential therapeutic agents for the treatment of Alzheimer's disease. This program was previously funded under a collaboration agreement with Schering-Plough Corporation.

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

  This program was funded under a collaborative agreement with SmithKline Beecham plc ("SB") which concluded on December 1, 1997. The Company is continuing to develop certain calpain inhibitors, pending evaluation of progress in the program.

 Prostate Cancer

  Prostate cancer is the most common form of cancer in men, affecting approximately one million men in the United States, and is the second leading cause of cancer death in men. Current therapy includes surgery to remove the cancer and treatment with anti-androgen agents such as leuprolide. If these treatments fail and the tumor becomes androgen-refractory, there are no effective treatments and death usually results.

  The Company believes that its small molecule technology has potential application in disorders outside the neurology area. The Company has identified certain molecules which modulate signal transduction by blocking (antagonizing) the action of certain growth factors. The Company believes these inhibitors may be useful in treating certain diseases such as prostate cancer, where tumor growth and development may be mediated by an uncontrolled activation of the endogenous growth factor. This approach has been demonstrated by the Company to be active against androgen-refractory prostate cancer tumors in preclinical models.

  Cephalon and TAP Holdings Inc. ("TAP") are parties to a licensing and research and development collaboration to develop signal transduction modulators for the treatment of human cancers and prostate disorders in the United States. In 1996, TAP initiated a Phase I clinical study of an intravenously administered compound and, in March 1998, TAP initiated a Phase I study of an orally administered compound. The objective of these multi-center studies is to examine the drugs' pharmacokinetic and safety profiles in patients with advanced cancer. The molecules used by TAP in these studies were developed under the Company's agreement with Kyowa Hakko. See "Corporate Collaborations--TAP Holdings Inc." and "Corporate Collaborations--Kyowa Hakko Kogyo Co., Ltd."

SALES AND MARKETING

  The Company has established sales organizations in the United States, the United Kingdom and France focused on neurologists and certain other specialists. In the United States, the Company is co-promoting two BMS proprietary products, STADOL NS, and SERZONE, as well as ITB, a product of Medtronic. In the United Kingdom, the Company is marketing PROVIGIL Tablets for use in treating narcolepsy. Under an exclusive sales and marketing agreement with Aguettant, the Company is selling APOKINON in France, which is used in the treatment of Parkinson's disease.

CORPORATE COLLABORATIONS

  Cephalon's business strategy includes forming alliances with other pharmaceutical companies where collaborations can provide strategic advantages in technological, financial, marketing, manufacturing and other areas. In these arrangements, the Company seeks, where appropriate, to retain the rights to co-promote or otherwise share in the marketing of products, particularly to neurologists. The Company's internal research and development efforts are supplemented by efforts to in-license product candidates. To date, the Company has entered into the following corporate arrangements:

 Laboratoire Aguettant S.A.

  In December 1997, the Company entered into a ten-year agreement with Aguettant to promote and market APOKINON to neurologists in France. APOKINON, which is injected subcutaneously by a unique metered dose injection, is indicated for the treatment of levadopa therapy fluctuations common in late-stage Parkinson's disease.

  In return for its marketing rights, the Company is responsible for annual payments to Aguettant during the first five years of the agreement. The Company has commenced sales and marketing activities, and is to receive quarterly compensation from Aguettant based primarily on a rate per unit of APOKINON sold. The agreement automatically renews for successive one-year periods unless terminated by either party upon 90 days notice prior to the expiration of the initial term or subsequent term.

 Medtronic, Inc.

  In April 1997, the Company and Medtronic entered into a one-year, renewable co-promotion agreement under which Cephalon markets ITB to neurologists and physiatrists in the United States. ITB is indicated for the treatment of intractable spasticity which can be associated with multiple sclerosis, cerebral palsy, traumatic brain injury, stroke, and spinal cord injury and disease.

  The Company receives quarterly compensation primarily based upon sales activity and attainment of performance targets. The agreement automatically renews for successive one-year periods unless terminated by either party upon 60 days notice prior to the expiration of the initial term or subsequent term.

 Leo Pharmaceutical Products, Ltd.

  In November 1996, the Company and Leo entered into a two-year, renewable agreement to collaborate in the development of gene transcription regulators for potential use in the treatment of neurological disorders.

  Under this agreement Cephalon will use its proprietary technology to evaluate molecules synthesized by Leo. The companies intend to jointly develop selected products and will share the cost of development. Leo is responsible for the cost of Phase I studies, Cephalon is responsible for the cost of Phase II, and the two companies will share equally in the cost of Phase III. Cephalon will have the exclusive rights to market and sell these jointly developed products in the United States and Mexico in the neurological field, and will pay Leo a percentage of net sales as a royalty and for the supply of product. Cephalon will receive a royalty from Leo's net sales of jointly developed products in other territories. A lead molecule has been identified for development as a potential treatment for Alzheimer's disease.

 Bristol-Myers Squibb Company

  In July 1994, the Company and BMS entered into a co-promotion agreement under which Cephalon markets STADOL NS to neurologists in the United States. STADOL NS is indicated for the management of pain when the use of an opioid analgesic is appropriate. In February 1996, the Company and BMS entered into a new arrangement for Cephalon to co-promote to neurologists SERZONE, a treatment for depression.

  Under the agreements, Cephalon receives compensation based primarily on the percentage of certain prescriptions written by neurologists in excess of a predetermined base amount. Cephalon is required to make a specified number of sales calls on neurologists. The Company also is obligated to fund certain neurology-focused promotional activities. The co-promotion agreements expire at the end of 1998 unless BMS and Cephalon agree to renew the arrangements.

 TAP Holdings Inc.

  The Company and TAP are parties to a licensing and research and development collaboration to develop and commercialize certain compounds for the treatment of human cancers and prostate disorders in the United States. The compounds belong to a family of inhibitors from the Company's signal transduction modulator program.

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

  TAP is responsible for conducting and funding all U.S. clinical trials and additional activities for regulatory submissions for U.S. marketing approval. The agreement provides for TAP to make milestone payments to Cephalon upon the submission and approval of NDAs, if any, that may emanate from the collaboration and to purchase commercial supplies of product from Cephalon at a price equal to a fixed percentage of sales plus royalties on product sales.

 Chiron Corporation

  Since January 1994, the Company and Chiron have collaborated in the development of MYOTROPHIN in the neurological field, for commercialization in all countries of the world other than Japan. Currently, the collaboration is developing MYOTROPHIN for the treatment of ALS and other neurological disorders. The costs of the program are shared equally by the two companies with the exception of the ongoing study of MYOTROPHIN in the treatment of multiple sclerosis, which is currently being funded solely by the Company.

  Profits, if any, and losses from the marketing of MYOTROPHIN for the treatment of ALS and other neurological disorders in North America, the countries of the European Community and certain other European countries ("Western Europe") generally will be shared equally by the Company and Chiron. In addition, the Company will receive a royalty on sales of MYOTROPHIN, if any, in Western Europe to treat ALS. Chiron is to market the products in the collaboration's territory outside of North America and Western Europe, in return for royalties to the collaboration, which also will be shared equally by the Company and Chiron.

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

  The Company's collaboration with Chiron is subject to the rights of the Partnership, which has licensed the Company the right to develop MYOTROPHIN in North America and Europe in return for receiving certain payments. The Company is solely responsible for making any royalty and milestone payments owed to the Partnership and is responsible for funding the Purchase Option if it exercises the option. See "Cephalon Clinical Partners, L.P."

 Laboratoire L. Lafon

  In January 1993, the Company entered into an agreement with Lafon, a French pharmaceutical company, under which Cephalon obtained an exclusive license to develop, market and sell PROVIGIL in the United States and Mexico. The license was subsequently expanded to include the United Kingdom, the Republic of Ireland, Japan and Italy.

  Under the terms of the agreement, Lafon is to supply finished product for the Company's use in conducting clinical trials, and is to supply bulk modafinil compound for the Company's commercial uses at a purchase price equal to a percentage of net product sales achieved. In addition, the Company is to pay trademark and license royalties, which also are based on a percentage of net product sales.

  The Company's rights in Japan are contingent upon entering into an agreement for commercialization of PROVIGIL with a Japanese partner by the end of June 1998.

 Kyowa Hakko Kogyo Co., Ltd.

  In May 1992, the Company licensed from Kyowa Hakko the patent rights to a class of small molecules which the Company has identified as signal transduction modulators. The Company is currently evaluating these and other newly synthesized compounds for their application in a number of neurodegenerative disorders, including Alzheimer's disease, as well as potential applications outside neurology. See "Alzheimer's Disease" and "Prostate Cancer."

  Under the terms of the license, the Company has exclusive marketing rights to these compounds in the United States and has an option to acquire semi-exclusive marketing rights in Japan. Kyowa Hakko and the Company each have semi-exclusive marketing rights throughout the rest of the world, including Europe. Pursuant to the arrangement, Kyowa Hakko is to supply finished product at its cost for the Company's use in conducting clinical trials. The Company will pay Kyowa Hakko for bulk compound to be used for commercial supplies at a price equal to Kyowa Hakko's cost of manufacture, and also will pay Kyowa Hakko a royalty on product sales. The aggregate amount to be paid to Kyowa Hakko for commercial supplies and royalties on sales is subject to a specified maximum amount of the Company's net sales of the licensed product.

  Cephalon has obtained an option to acquire the exclusive rights in Europe, Canada and Mexico to develop and market compounds arising out of its prostate cancer program, which includes the compounds now being developed in the United States in collaboration with TAP. If Cephalon exercises its option, Kyowa Hakko will receive exclusive rights in Asia to the same compounds, and will receive a royalty from Cephalon on European sales of the compounds.

  The license agreement will automatically terminate if the Company discontinues the development of licensed molecules because of lack of safety or efficacy.

  In July 1993, the Company entered into a separate agreement with Kyowa Hakko providing for the development of MYOTROPHIN in Japan. Kyowa Hakko is responsible for funding product development activities in Japan, for conducting clinical trials in Japan for ALS and for seeking authorization to market MYOTROPHIN in Japan. The Company is to supply MYOTROPHIN at its cost to Kyowa Hakko for use in Japanese clinical trials, and is to supply MYOTROPHIN at a percentage of net selling price for commercial use. The Company is to receive certain licensing, milestone and royalty payments. See "Manufacturing and Product Supply." Under certain circumstances, the Company has an option to co-promote MYOTROPHIN in Japan.

  The Company may terminate the agreement if (i) Kyowa Hakko fails to file for marketing approval of MYOTROPHIN in Japan within eight years from the date of the agreement, except where such failure is not within Kyowa Hakko's control or
(ii) if Kyowa Hakko discontinues the development of MYOTROPHIN because of a lack of its safety or efficacy.

 Cephalon Clinical Partners, L.P.

  In August 1992, Cephalon exclusively licensed to Cephalon Clinical Partners, L.P., rights to MYOTROPHIN for human therapeutic use within the United States, Canada and Europe (the "Territory") in return for a non-refundable license fee of $500,000. Through a concurrent offering of 900 limited partnership interests, the Partnership raised approximately $38,714,000 in net proceeds (payable to the Partnership in annual installments, the last of which was paid in August 1995) which it used to fund the development of MYOTROPHIN. In August 1995, the Company purchased 67 limited partnership interests (comprising an 8% non-controlling interest) in the Partnership at a cost of $3,350,000. (The future payments by the Company to the Partnership detailed herein have been adjusted to reflect the acquisition of these partnership interests.)

  The Company is performing the development and clinical testing of MYOTROPHIN on behalf of the Partnership under a research and development agreement with the Partnership (the "Partnership Development Agreement"). Under the Partnership Development Agreement, the Company's costs incurred to develop MYOTROPHIN in the Territory were reimbursed by the Partnership to the extent of its available funds and subject each year to the Partnership Development Agreement budget for that year. The Partnership exhausted its available funding in 1995. Since that time, the Company has been funding the continued development of MYOTROPHIN from its own cash resources.

  The Partnership has granted an exclusive license to the Company (the "Interim License") to manufacture and market MYOTROPHIN for human therapeutic use within the Territory in return for certain royalty payments and a payment of approximately $16,000,000 (the "Milestone Payment") that is to be made if MYOTROPHIN receives regulatory approval in the United States or certain other countries within the Territory.

  The Company has a contractual option to purchase all of the limited partnership interests in the Partnership (the "Purchase Option"). To exercise the Purchase Option, Cephalon is required to make an advance payment of $40,275,000 in cash or, at Cephalon's election, $42,369,000 in shares of common stock, valued at the market price at the time the Purchase Option is exercised. The Purchase Option will become exercisable for a 45-day period commencing on the date which is the earlier of (a) the date which is the later of (i) the last day of the first month in which the Partnership shall have received Interim License payments equal to fifteen percent (15%) of the limited partners' capital contributions (excluding the Milestone Payment), and (ii) the last day of the 24th full month after the date of the Company's first commercial sale, if any, of MYOTROPHIN within the Territory that generates a payment to the Partnership, and (b) the last day of the 48th full month after the date of such first commercial sale, if any, in the territory. If the Company does not exercise the Purchase Option, its license will terminate and all rights to manufacture or market MYOTROPHIN in the Territory will revert to the Partnership, which may then commercialize MYOTROPHIN itself or license or assign its rights to a third party. The Company would not receive any benefits from such commercialization.

  The current general partner of the Partnership is a wholly-owned subsidiary of the Company, which owns 1% of the Partnership. The board of directors of the Partnership is 50% controlled by a third-party investor. The general partner cannot adversely modify the economic terms of the Partnership without a vote of the limited partners. The general partner may be removed at any time by a vote of the limited partners. The obligations of the general partner include enforcing agreements (described above) entered into by the Partnership, prosecuting and defending the intellectual property owned by the Partnership and entering into loan agreements and other transactions on behalf of the Partnership. No such borrowings, commitments, or obligations are outstanding.

PATENTS AND PROPRIETARY TECHNOLOGIES

  An important part of the Company's product development strategy is to seek, when appropriate, protection for its product candidates and proprietary technology through the use of various U.S. and foreign patents, trademarks and contractual arrangements. The degree of the Company's success depends in part on its ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of third parties. The Company believes that patent protection of products or processes that may result from the research and development efforts of the Company, its licensees or its collaborators also is important to the potential commercialization of the Company's product candidates. The Company has filed various applications for U.S. and foreign patents, has licensed various U.S. and foreign patent applications from third parties, and owns or licenses certain U.S. and foreign patents.

 MYOTROPHIN

  The Company believes that the composition of rhIGF-I is in the public domain and therefore cannot be patented under a composition-of-matter patent. However, Cephalon owns issued U.S., European and Japanese patents which include claims covering the use of IGF-I for the treatment of diseases caused by the death of non-mitotic, cholinergic neurons, including motor neurons compromised in ALS, and patent applications for the same use are pending in Canada and major countries in Europe. The Company also owns U.S. patents claiming the use of IGF-I in treating certain types of peripheral neuropathies, and the Company has filed similar applications for treating such peripheral neuropathies in Canada, Europe and Japan. Cephalon also has filed patent applications in the United States, Canada, Europe and Japan covering the use of IGF-I in enhancing the survival of neuronal cells. The issued patents and all patent applications relating to IGF-I in the United States, Canada and Europe have been licensed to the Partnership.

  Under an agreement with SIBIA Neurosciences, Inc. ("SIBIA"), the Company has obtained a license, for use in the field of neurodegenerative diseases, certain patent rights and other technology related to the production of recombinant IGF-I in certain strains of yeast host cells. The issued patent and all patent applications relating to rhIGF-I in the United States, Canada and Europe have been licensed to the Partnership. In October 1995, the Company paid SIBIA a total purchase price of $1,500,000 to reduce the royalty payable under the SIBIA license agreement on future sales of MYOTROPHIN in the neurology field. In 1996, the Company exercised its option to obtain SIBIA's rights outside the field of neurodegenerative diseases.

  Subject to the rights of the Partnership, the Company and Chiron cross-licensed all of their respective patents and patent applications related to IGF-I and certain other compounds (excluding the Company's rights under the SIBIA license, which Chiron has the option to sublicense) in the field of neurological diseases and disorders, including Chiron's rights under certain U.S. and foreign patents for the use of IGF-I to treat secondary effects of hyperinsulinemia. The Company believes these secondary effects may include diabetic neuropathy.

  There can be no assurance that any of the Company's patent applications for rhIGF-I uses will issue, that patents, if obtained, will be as broad in scope as such patent applications or that the claims of any issued patent will withstand challenge. Even in those jurisdictions where rhIGF-I is or may be covered by the claims of a use patent, "off-label" sales by a third party might occur, especially if another company markets rhIGF-I for other uses at a price that is less than the price of MYOTROPHIN, thereby potentially reducing sales of MYOTROPHIN. It is not always possible to detect "off-label" sales and therefore enforcement of use patents can be difficult. Furthermore, some jurisdictions outside of the United States restrict the manner in which patents claiming uses of a product may be enforced.

  Under its collaboration with Chiron, Chiron has the primary responsibility for manufacturing commercial supplies of MYOTROPHIN. One of Chiron's issued patents related to certain methods for the manufacture of recombinant proteins, including rhIGF-I, is currently the subject of an interference proceeding before the U.S. Patent and Trademark Office ("USPTO") involving patent applications owned by Genentech, Inc. ("Genentech"). It is not known when or how the USPTO will ultimately conclude the interference proceeding. Another related patent application of Chiron, which may cover the current process for manufacturing rhIGF-I, was the subject of another interference proceeding with a Genentech patent. Chiron prevailed in the interference proceeding and thereafter prevailed in a district court appeal brought by Genentech. That decision was appealed to the Court of Appeals for the Federal Circuit ("CAFC") by Genentech. In April, 1997, the CAFC reversed the district court determination and remanded the case back to the district court, which has scheduled the matter for trial later this year. It is not known how the district court will reconsider the proceeding on remand. It is not possible to predict which party will obtain an issued patent or whether the issued claims will cover any portion of the current manufacturing process. The Company is aware of other patents and patent applications owned by third parties, which if issued with the claims as filed, may cover certain aspects of the current method of manufacturing rhIGF-I. The Company and Chiron intend to either seek licenses under any valid patents related to the manufacturing of rhIGF-I as required or, alternatively, modify the manufacturing process. There can be no assurance that, if required, such licenses can be obtained at all or on acceptable terms or that a modified manufacturing process can be implemented at all or without substantial cost or delay. If neither approach were feasible, the Company could be subject to a claim of patent infringement which, if successful, could prevent the Company from manufacturing or selling MYOTROPHIN in the United States. In such event, the Company could be materially adversely, based on a preliminary review, affected.

  Even if patents issue on the pending applications owned or licensed by the Company, there can be no assurance that applications filed by others will not result in patents that would be infringed by the manufacture, use or sale of MYOTROPHIN. The Company is aware of a United States patent recently issued to Genentech and a granted European patent that claim the use of IGF-I in treating neural damage suffered after a CNS insult affecting glia and/or other non-cholinergic cells, by increasing the active concentration(s) of IGF-I or its analogues in the CNS. The Company has filed an opposition against the granted European patent. It is not known when or how the European Patent Office will consider the opposition. If the claims of the issued U.S. patent and the granted European patent are not otherwise invalid or unenforceable, or if the grant is not revoked by the European Patent Office, the Company could be prevented from selling MYOTROPHIN in the United States and Europe for uses of IGF-I claimed in the patents, unless it obtained a license to the patents. There can be no assurance that a license is available at all or on acceptable terms to the Company. The Company believes, based on a preliminary review, that the claims of the issued United States patent and the granted European patent would not be infringed by the use or sale of MYOTROPHIN for the treatment of ALS or peripheral neuropathies, and is reviewing the issued claims with respect to the treatment of other neurological disorders, including multiple sclerosis. The Company is aware of a published application filed under the Paris Convention Treaty, designating the United States, that relates to the use of IGF-I in effecting a change in the CNS. The Company believes that even if the subject matter were deemed to overlap the subject matter of issued patents and pending patent applications filed by the Company in the United States, based on the filing date of the third party's application, it would not take priority over the Company's patents or applications. Further, the Company believes that a third party has filed a U.S. patent application which may contain a claim which, if issued, might broadly cover the use of rhIGF-I to treat many neurological conditions, including ALS and peripheral neuropathies. Clark & Elbing LLP, patent counsel to the Company, has advised the Company that, in its opinion, such a claim would not be patentable. If such a claim should issue, the Company could be prevented from selling MYOTROPHIN in the United States for use in treating ALS or peripheral neuropathy unless it obtained a license to the patent. The third-party patent application might also contain a narrower claim covering the use of rhIGF-I to treat diabetic neuropathy. If such a claim should issue, the Company could be prevented from selling MYOTROPHIN in the United States for use in treating diabetic neuropathy unless it obtained a license to the patent. The owner of such third-party patent application has asserted for several years that the subject matter claimed in its application interferes with claims of the Company's patent with respect to the use of rhIGF-I in treating ALS. Clark & Elbing LLP has advised the Company that, in its opinion, no interference should be declared between such third-party patent application and the Company's patent, but there can be no assurance that the USPTO will agree with that opinion. If an interference were declared and the third party prevailed, the Company could be prevented from selling MYOTROPHIN in the United States for use in treating ALS and peripheral neuropathies unless it obtained a license to the patent. There can be no assurance that any such licenses could be obtained at all or on acceptable terms from any third parties holding a patent which covers any of the Company's commercial activities. Furthermore, one or more claims of the Company's existing patents could be declared invalid.

 PROVIGIL

  The particle size of the composition of PROVIGIL is included in claims of a U.S. patent of the Company which issued in 1997. Foreign patents claiming the particle size composition of PROVIGIL are pending in Cephalon's other territories. The composition-of-matter patent claiming PROVIGIL expired in 1998 in the United States, the United Kingdom, the Republic of Ireland, Japan, Italy and Mexico. See "Corporate Collaborations--Laboratoire L. Lafon." The Company has applied for an extension of the patent in the United Kingdom and has sought an interim extension of the patent in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984 (the "DPC Act"). The interim extension, if granted, would be equal to one year, and the Company may seek a further extension if PROVIGIL is approved by the FDA, which cannot exceed (together with the interim extension) one-half the period of time elapsed between the filing of an investigational new drug application ("IND") for PROVIGIL and the filing of the corresponding NDA plus the period of time between the filing of the NDA for PROVIGIL and FDA approval. See "Government Regulation." There can be no assurance that the Company will be able to take advantage of the patent extension benefits of the DPC Act. The Company believes that an extension of the modafinil composition patent is not possible in any other of its licensed territories. Also included in the license from Lafon are rights to a U.S. patent that issued in January 1993 for the use of PROVIGIL in treating Parkinson's disease and a U.S. patent issued in 1990 which claims the composition of isomers of PROVIGIL. The Company believes that PROVIGIL, if approved in the United States, will receive orphan drug status for its use in the treatment of excessive daytime sleepiness associated with narcolepsy. See "Orphan Drug Designation."

 Orphan Drug Designation

  In the United States, the Orphan Drug Act provides incentives to drug manufacturers to develop and manufacture drugs for the treatment of either (i) rare diseases, currently defined as diseases that affect fewer than 200,000 individuals in the United States or, (ii) for a disease that affects more than 200,000 individuals in the United States, where the sponsor does not realistically anticipate its product becoming profitable. The FDA has designated MYOTROPHIN as an orphan drug for use in treating ALS and PROVIGIL as an orphan drug for use in treating narcolepsy because each indication currently affects fewer than 200,000 individuals in the United States. Under the Orphan Drug Act, a manufacturer of a designated orphan product can seek certain tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity for that product for the orphan indication. While the marketing exclusivity of an orphan drug would prevent other sponsors from obtaining approval of the same compound for the same indication, it would not prevent approval of the compound for other indications. In addition, other types of drugs may be approved for the same use. Orphan drug designation does not confer any special or preferential treatment in the regulatory review process. The U.S. Congress has considered, and may consider in the future, legislation that would restrict the duration of the market exclusivity of an orphan drug and, thus, there can be no assurance that the benefits of the existing statute will remain in effect.

  Other

  Cephalon also owns issued U.S. patents claiming compositions of inhibitors of certain proteases, compositions and uses of certain novel classes of small molecules for inhibition of calpain, compositions and uses of a novel class of small molecules for inhibition of multicatalytic protease, and compositions and uses of a novel class of small molecules referred to as "fused pyrrolocarbazoles." Counterparts of these patents have been filed in other countries, as appropriate.

  Through collaborative agreements with researchers at several academic institutions, Cephalon has licenses to or the right to license, generally on an exclusive basis, patents and patent applications issued or filed in the United States and certain other countries arising under or related to such collaborations. The Company also has licensed U.S. composition-of-matter and use patents and various European patent applications for novel compositions under its collaborative agreement with Kyowa Hakko, including compositions and uses of certain indolocarbazoles in the treatment of pathological conditions of the prostate (including prostate cancer) and for the treatment of neurological disorders. See "Corporate Collaborations--Kyowa Hakko Kogyo Co., Ltd."

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

  The Company also relies upon trade secrets and other unpatented proprietary information in its product development activities. The Company's employees enter into agreements providing for confidentiality and the assignment of rights to inventions made by them while employed by the Company. The Company also has entered into non-disclosure agreements to protect its confidential information delivered to third parties in conjunction with possible corporate collaborations and other purposes. There can be no assurance that these types of agreements will effectively prevent disclosure of the Company's confidential information.

MANUFACTURING AND PRODUCT SUPPLY

  The Company's ability to conduct clinical trials on a timely basis, to obtain regulatory approvals and to commercialize its products will depend in part upon its ability to manufacture its products, either directly or through third parties, at a competitive cost and in accordance with applicable FDA and other regulatory requirements, including current Good Manufacturing Practice ("cGMP") regulations.

  Cephalon currently has no manufacturing facilities of its own for clinical or commercial production of any products under development. Cephalon will need to either construct and operate facilities for these products or will have to find other manufacturing sources. Cephalon currently relies on third parties for all of its manufacturing requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Risks Related to Cephalon's Business."

  The Company relies on Lafon for all its requirements of bulk modafinil compound and upon third party manufacturers to provide final formulation, tabletting and packaging.

  Cephalon relies on Chiron for all of its manufacturing requirements for MYOTROPHIN (including for clinical and commercial supplies of MYOTROPHIN for use by Kyowa Hakko in Japan). The Company is aware of patents and patent applications owned by third parties that may cover certain aspects of the collaboration's method of manufacturing MYOTROPHIN. See "Patents and Proprietary Technologies."

  Kyowa Hakko is to supply bulk compounds licensed to the Company under the May 1992 agreement. See "Corporate Collaborations--Kyowa Hakko Kogyo Co., Ltd."

  Under the Company's agreement with TAP, the Company is obligated to provide finished product for use in clinical trials and ultimately for commercial purposes. See "Corporate Collaborations--TAP Holdings Inc."

COMPETITION

  With respect to PROVIGIL, there are presently several products used in the United States and the Company's other licensed territories to treat narcolepsy. Although the Company believes that PROVIGIL may have advantages over those products, such as lower abuse potential and reduced side effects, there can be no assurance that the Company will be able to demonstrate the potential advantages of PROVIGIL to prescribing physicians and their patients. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Risks Related to Cephalon's Business."

  With respect to MYOTROPHIN, Rilutek(R) (riluzole) has been approved and is being marketed by Rhone-Poulenc Rorer in the United States and certain countries in Europe for the treatment of ALS. In addition, the Company believes that other companies are developing other therapeutic agents for the treatment of ALS. Because the potential patient population for ALS is limited, competition from other products may adversely affect potential sales of MYOTROPHIN. Other companies are developing rhIGF-I as a therapeutic product for diseases other than ALS or peripheral neuropathy, including Chiron and Genentech. If another company markets rhIGF-I for other uses at a price lower than the price of MYOTROPHIN, potential sales of MYOTROPHIN, if any, may be reduced. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Risks Related to Cephalon's Business."

  Competition in the Company's fields of interest from large and small companies is intense and is expected to increase. Furthermore, academic institutions, governmental agencies, and other public and private research organizations will continue to conduct research, seek patent protection, and establish collaborative arrangements for product development. Products developed by any of these entities may compete directly with those developed by the Company. Many of these companies and institutions have substantially greater capital resources, research and development staffs and facilities than the Company, and substantially greater experience in conducting clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. These entities represent significant competition for the Company. In addition, competitors developing products for the treatment of neurological disorders might succeed in developing technologies and products that are more effective than any being developed by the Company or that would render its technology and products obsolete or noncompetitive. Competition and innovation from these or other sources potentially could materially adversely affect any sales of products which might be developed by the Company or make them obsolete. Advances in current treatment methods may also adversely affect the market for such products. The approval and introduction of therapeutic products that compete with compounds being developed by the Company could also adversely affect the Company's ability to attract and maintain patients in clinical studies for the same indication or otherwise successfully complete its clinical studies.

  Cephalon is marketing proprietary products of others including STADOL NS, SERZONE and ITB in the United States and APOKINON in France. All of these therapies compete directly or indirectly with other products on the market. In addition, in all cases, new products are under development by third parties which could compete, if approved for marketing, with the products currently being marketed by the Company.

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

  As an initial step in the FDA regulatory approval process, preclinical studies are typically conducted in animals to identify potential safety problems. The results of the preclinical studies are submitted to regulatory authorities as a part of an investigational new drug application ("IND"), which is filed with regulatory agencies prior to beginning studies in humans. For several of the Company's drug candidates, no animal model exists which is potentially predictive of results in humans. As a result, no in vivo indication of efficacy would be available until these candidates progress to human clinical trials.

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

  Data from preclinical and clinical trials are submitted to the FDA in an NDA for marketing approval and to foreign health authorities in Europe as a marketing authorization application ("MAA"). The process of completing clinical trials for a new drug is likely to take a number of years and require the expenditure of substantial resources. Preparing an NDA or MAA involves considerable data collection, verification, analyses and expense, and there can be no assurance that the FDA or any foreign health authority will grant an approval on a timely basis, or at all. The approval process is affected by a number of factors, primarily the risks and benefits demonstrated in clinical trials as well as the severity of the disease and the availability of alternative treatments. The FDA or foreign health authorities may deny an NDA or MAA, in their sole discretion, if that authority determines that its regulatory criteria have not been satisfied or may require additional testing or information. Among the conditions for marketing approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to the cGMP regulations of the health authority. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production, quality control and quality assurance to ensure full technical compliance. Manufacturing establishments, both foreign and domestic, also are subject to inspections by or under the authority of the FDA and by other federal, state, local or foreign agencies.

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

  In the United States under the Drug Price Competition and Patent Term Restoration Act of 1984, a sponsor may be granted a maximum five year extension of the term of a patent for a period of time following FDA approval of certain drug applications. The statute specifically allows a patent owner to extend the term of the patent for a period equal to one-half the period of time elapsed between the filing of an IND and the filing of the corresponding NDA plus the complete period of time between the filing of the NDA and FDA approval, up to a maximum of five years of patent term extension. Additionally under this statute, five years of marketing exclusivity is granted for the first approved indication for a new chemical entity. PROVIGIL may qualify as a new chemical entity. During this period of exclusivity, a third party would be prevented from filing an Abbreviated New Drug Application ("ANDA") for a drug equivalent or identical to PROVIGIL for the treatment of excessive daytime sleepiness associated with narcolepsy. An ANDA is the application form typically used by manufacturers seeking approval of a generic version of an approved drug. Subsequent approved indications for the new chemical entity are entitled, under this statute, to three years of partial marketing exclusivity; during this three year period, a third party may file an ANDA, but would be prohibited from marketing a generic version of the new chemical entity for the subsequent approved indication until the expiration of three years from marketing authorization for such subsequent approved indication. The Company intends to seek the benefits of this statute as applicable, but there can be no assurance that the Company will be able to obtain any such benefits.

  Whether or not FDA approval has been obtained, approval of a product by regulatory authorities in foreign countries must be obtained prior to the commencement of commercial sales of the product in such countries. The requirements governing the conduct of clinical trials and product approvals vary widely from country to country, and the time required for approval may be longer or shorter than that required for FDA approval. Although there are procedures for unified filings for most European countries, in general, each country at this time also has its own additional procedures and requirements, especially related to pricing of new pharmaceuticals. Further, the FDA regulates the export of products produced in the U.S. and, in some circumstances, may prohibit the export even if such products are approved for sale in other countries.

  The Controlled Substances Act (the "CSA") imposes various registration, record-keeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products. A principal factor in determining the particular CSA requirements, if any, applicable to a product is its actual or potential abuse profile. The Company expects that PROVIGIL will be scheduled under the CSA as a Schedule IV substance, although the actual scheduling under the CSA could be more restrictive. Additionally, PROVIGIL may be subject to various state statutes regulating controlled substances which, in some cases, may be more restrictive than the CSA. In 1997, STADOL NS was classified as a Schedule IV controlled substance at the request of BMS. In addition, a number of state regulatory agencies in the United States have independently controlled the distribution of STADOL NS under their local authority.

  In addition to the statutes and regulations described above, the Company also is subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state and local regulations.

SCIENTIFIC AND MEDICAL ADVISORY BOARDS

  The Company maintains a Scientific Advisory Board consisting of individuals with expertise in neuroscience and related fields. Members of the Scientific Advisory Board advise the Company concerning long-term scientific planning, research and development, and also periodically evaluate the Company's research programs. The members are compensated by the Company for their services. The current members of the Company's Scientific Advisory Board are as follows:

       Stanley H. Appel, M.D.,
       Baylor College of Medicine
       Stanley Cohen, Ph.D.,
       Vanderbilt University School of Medicine
       Gordon Guroff, Ph.D.,
       National Institute of Child Health and Human Development, NIH Robert Y. Moore, M.D., Ph.D.,
       University of Pittsburgh
       Robert H. Roth, Ph.D.
       Yale University School of Medicine
       Shirley M. Tilghman, Ph.D.,
       Princeton University

  The Company also maintains a Medical Advisory Board consisting of individuals with expertise in clinical development matters in the neurology field. Members of the Medical Advisory Board periodically review and evaluate the Company's clinical development plans and clinical trials. The members are compensated by the Company for their services. The current members of the Company's Medical Advisory Board are as follows:

       Arthur K. Asbury, M.D.,
       University of Pennsylvania Medical Center
       Robert L. Barchi, M.D., Ph.D.,
       University of Pennsylvania Medical Center
       Dennis Choi, M.D., Ph.D.,
       Washington University School of Medicine
       Steven T. DeKosky, M.D.,
       Western Psychiatric Institute and Clinic
       Robert Y. Moore, M.D., Ph.D.,
       University of Pittsburgh

EMPLOYEES

  As of December 31, 1997, the Company had a total of 282 full-time employees, of which 229 were employed at the Company's main facility in West Chester, Pennsylvania, 18 were located at the Company's facilities in Europe, and 35 were U.S. sales specialists located in major metropolitan areas throughout the United States. The Company believes that it has been successful in attracting skilled and experienced personnel; however, competition for such personnel is intense. None of the Company's employees are covered by collective bargaining agreements. Management considers relations with its employees to be good.

ITEM 2. PROPERTIES

  The Company owns its administrative offices and research facilities, which currently occupy approximately 156,000 square feet of space in a facility in West Chester, Pennsylvania. This facility was purchased by the Company in March 1995.

  The Company also leases approximately 4,850 square feet of office space in Surrey, England, which serves as the Company's European headquarters. The lease runs through December 25, 1998 at an annual cost of approximately $155,000. The Company also leases offices in France, the Netherlands, Germany and Spain at an aggregate annual cost of approximately $74,000.

  The Company believes that its current facilities are adequate for its present purposes.

ITEM 3. LEGAL PROCEEDINGS

  The Company and certain of its officers have been named as defendants in a number of civil actions filed in the U.S. District Court for the Eastern District of Pennsylvania, which have been consolidated. Several of the plaintiffs have been designated by the Court, collectively, as the "lead plaintiff" for purposes of the Private Securities Litigation Reform Act of 1995. The consolidated complaint, filed in October 1996 by the lead plaintiffs, extended and expanded the class period to include purchasers of the Company's securities as well as options to purchase or sell those securities during the period between June 12, 1995 and June 7, 1996. The plaintiffs allege, based in part on statements and opinions expressed at a June 1996 meeting of an FDA advisory committee, that earlier statements by the Company about the results of North American and European clinical studies of MYOTROPHIN were misleading. The plaintiffs seek unspecified damages and other relief. A judgment adverse to the Company could, under some theories of damages, result in an assessment which materially exceeds the coverage obtained under the Company's directors' and officers' liability insurance policy. The Company's motion to dismiss the case was denied, and discovery has commenced and is expected to continue through 1998. Based on presently available information, management believes that it has meritorious defenses to the claims and intends to vigorously defend the action. Management believes that it is too early in the proceedings to determine with any certainty the outcome of this action or the potential liability of the Company, if any.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to the vote of security holders during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Common Stock of Cephalon, Inc. is quoted on the NASDAQ National Market under the symbol "CEPH." The following table sets forth the range of high and low sale prices for the Common Stock as reported on the NASDAQ National Market for the periods indicated below.

                                                              High       LOW
                                                             -------   -------
      1996
         First Quarter.....................................    40.88     17.38
         Second Quarter....................................    33.13     19.13
         Third Quarter.....................................    25.13     13.38
         Fourth Quarter....................................    25.00     16.63

      1997
         First Quarter.....................................    28.50     17.38
         Second Quarter....................................    21.88     11.00
         Third Quarter.....................................    12.63      9.50
         Fourth Quarter....................................    13.88      9.75

      1998
         First Quarter (through March 20, 1998)............    14.63      9.81

  As of March 20, 1998 there were 709 holders of record and approximately 15,000 beneficial holders of the Company's Common Stock. On March 20, 1998, the last reported sale price of the Common Stock as reported on the NASDAQ National Market was $14.19 per share.

  Cephalon has never declared or paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected consolidated financial data have been derived from the consolidated financial statements of Cephalon, Inc. as of and for each of the five years in the period ended December 31, 1997 which have been audited by Arthur Andersen LLP, independent public accountants. This data should be read in conjunction with the Company's consolidated financial statements, including notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                        Year Ended December 31,
                                         ------------------------------------------------------------------------------------
                                              1997              1996               1995             1994             1993
                                         -------------    ----------------    -------------    -------------    -------------
Statement of Operations Data:
Revenues...............................  $  23,140,000       $  21,366,000    $  46,999,000     $ 21,681,000     $ 16,922,000
Operating Expenses:
 Research and development..............     51,587,000          62,096,000       73,994,000       51,613,000       33,158,000
 Selling, general and administrative...     36,744,000          28,605,000       15,762,000        9,180,000        4,794,000
                                         -------------       -------------    -------------     ------------     ------------
Total operating expenses...............     88,331,000          90,701,000       89,756,000       60,793,000       37,952,000
Interest income, net...................      4,772,000           6,205,000        9,754,000        3,047,000        1,794,000
Gain on sale of assets.................             --           9,845,000               --               --               --
                                         -------------       -------------    -------------     ------------     ------------
Loss...................................  $ (60,419,000)      $ (53,285,000)   $ (33,003,000)    $(36,065,000)    $(19,236,000)
                                         -------------       -------------    -------------     ------------     ------------
Basic and diluted loss per share.......         $(2.36)             $(2.19)          $(1.63)          $(2.13)          $(1.77)
Weighted average number of shares
  outstanding..........................     25,637,508          24,319,163       20,262,071       16,928,516       10,885,057

                                                                          As of December 31,
                                             ---------------------------------------------------------------------------
                                             1997                1996             1995             1994             1993
                                             ----                ----             ----             ----             ----
Balance Sheet Data:
Cash, cash equivalents and
  investments(1)...........              $ 119,471,000       $ 146,848,000    $ 178,067,000     $114,458,000     $ 49,438,000
Total assets...........................    151,208,000         177,891,000      221,330,000      140,173,000       78,108,000
Long-term debt.........................     27,587,000          16,974,000       21,668,000       16,088,000       11,570,000
Accumulated deficit(2).................   (218,386,000)       (157,967,000)    (104,682,000)     (71,679,000)     (35,614,000)
Stockholders' equity(2)................    100,338,000         137,326,000      180,205,000      112,767,000       63,105,000

(1) Maintenance of certain cash and investment balances is required by specific lease agreements.
(2) No cash dividends have been declared on the capital stock since the inception of the Company.

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

Need for Product Approvals

  The success of the Company depends upon obtaining U.S. Food and Drug Administration ("FDA") and foreign regulatory approval to market products under development, including MYOTROPHIN(R) (rhIGF-I) and PROVIGIL(R) (modafinil). There can be no assurance that regulatory authorities will review the Company's marketing applications in a timely manner or that the applications will be approved. An adverse decision by a regulatory authority could adversely influence the decision of another regulatory authority.

Regulatory Uncertainties Related to MYOTROPHIN

  The New Drug Application ("NDA") for use of MYOTROPHIN in treating the signs and symptoms of amyotrophic lateral sclerosis ("ALS") has been pending at the FDA since February 1997, and there is no assurance that the agency will approve the NDA on the basis of the data submitted to date. At a May 1997 meeting, a majority of members of the FDA's Peripheral and Central Nervous System Drugs Advisory Committee (the "PCNS Committee") concluded that the data presented to it for review did not meet the FDA's standard of "substantial" evidence of effectiveness. Certain representatives of the FDA reviewing division also have expressed their opinion that the data fails to meet that standard although no formal decision has been made by the FDA. The Company and Chiron Corporation ("Chiron") re-filed the NDA in November 1997, which had the effect of extending the agency's review period until May 1998. The Company and the agency are performing additional analyses of data which the agency is reviewing, but there is no assurance that these analyses will produce evidence sufficient to satisfy the FDA's standards for product approval. The FDA has scheduled a public hearing of the PCNS committee for April 9, 1998, for further consideration of the efficacy of MYOTROPHIN in ALS patients.

  A marketing authorization application ("MAA") also is pending before the European Medicines Evaluation Agency ("EMEA") for approval to market MYOTROPHIN in Europe for the treatment of ALS. Cephalon and Chiron have filed a response to questions from member states, some of which were similar to questions about efficacy and safety previously raised by the FDA. There can be no assurance that the EMEA will approve the application on the basis of the data contained in the MAA. An EMEA decision is binding on all 15 member states of the European Union.

  If the FDA or EMEA were to require additional efficacy data prior to approval of the pending marketing applications for MYOTROPHIN, the Company believes that a new study would be necessary, which would be expensive and would take several years to complete. Even if the Company and Chiron would be willing to conduct an additional study as a pre-approval activity, there can be no assurance that the results of a new study would be sufficient to obtain regulatory approval.

Regulatory Uncertainties Related to PROVIGIL

  The FDA has indicated that the Company's NDA seeking approval to market PROVIGIL for the treatment of excessive daytime sleepiness associated with narcolepsy, is approvable. In the "approvable letter," the FDA requested clarification and/or confirmation of certain information. The Company is preparing to submit a response to this request. The FDA is not under any obligation to review the information in a response in a timely manner, and there is no assurance that the information to be provided will result in approval of the NDA.

  The FDA and Drug Enforcement Administration ("DEA") are reviewing data related to the actual or potential abuse profile of PROVIGIL, for classification of PROVIGIL by the DEA as a controlled substance under the Controlled Substances Act (the "CSA"). The Company expects that PROVIGIL will be classified as a controlled substance under the CSA. Even if the FDA grants marketing authorization, the Company can not launch PROVIGIL until the DEA's classification of modafinil is completed. Status as a controlled substance and the restrictions imposed by the CSA may limit physicians' willingness to prescribe the drug. The commercial impact, if any, resulting from marketing PROVIGIL as a controlled substance can not be predicted. Classification of PROVIGIL as a controlled substance in the United States may cause other regulatory authorities to impose similar controls in other territories licensed by the Company from Lafon.

Volatility of Stock Price

  The market price and trading volume of shares of the Company's common stock is highly volatile, and is expected to continue to be volatile for the foreseeable future. Any future negative announcements (such as adverse regulatory decisions or delays related to the MYOTROPHIN or PROVIGIL marketing applications, disputes concerning patent or proprietary rights or operating results which fall below the market's expectations) could produce significant declines in the price of the Company's common stock. External events, such as favorable news about the Company's competitors, also could negatively affect the price of the Company's common stock.

No Assurance of Profitability from any Product

  Even if MYOTROPHIN and PROVIGIL are approved for commercialization, there can be no assurance that profitable operations can be achieved solely on sales of those products, if at all.

  The Company's profits on sales of MYOTROPHIN, if any, will be limited by the relatively small size of the ALS market (approximately 15,000-20,000 people in the United States) and the Company's royalty and profit-sharing arrangements, respectively, with Cephalon Clinical Partners, L.P. (the "Partnership") and Chiron, which reduce the Company's share of profits. Competition from Rilutek(R) (riluzole), which is being marketed in the United States and Europe by Rhone-Poulenc Rorer, Inc. for use in treating ALS, also could reduce the market for MYOTROPHIN. Patients with ALS, given the constraints of drug reimbursement programs, may not be able to support both Rilutek and MYOTROPHIN (as well as any other drugs which may be approved in the future for use in treating ALS), especially if MYOTROPHIN has a higher price than competitive drugs.

  Similarly, the market for use of PROVIGIL in narcolepsy patients is relatively small (approximately 125,000 people in the United States, of which 30,000-40,000 are believed to currently seek treatment from a physician). Competition for PROVIGIL is expected in all of the Company's licensed territories, because narcolepsy is currently treated with several drugs, all of which have been available for a number of years and are available in inexpensive generic forms.

Manufacturing Uncertainties

  Cephalon relies on Chiron's U.S. manufacturing facility (the "Chiron Facility") as the sole source of supply for MYOTROPHIN. Chiron has only limited experience in producing rhIGF-I on a commercial scale, and there can be no assurance that the transition to ongoing commercial production would be successful. The Company and Chiron will be required to demonstrate that the material produced at the Chiron Facility is equivalent to the material used in the ALS clinical trials, which was manufactured at the Company's former pilot-scale manufacturing facility in Beltsville, Maryland. Although, based on the results of a bioequivalency study, the companies believe that the material is equivalent, if regulatory authorities do not agree with that assessment, regulatory approval of MYOTROPHIN could be delayed.

  Lafon is the sole supplier of bulk modafinil compound for the Company. Furthermore, the Company has only one supplier who is qualified to make finished PROVIGIL for commercial or clinical use, and one of the raw materials used as an excipient in the finished product is obtained through a company which is believed to be the only available source of the material.

  There can be no assurance that Cephalon would be able to establish or locate alternative, cost-effective sources of supply for materials if any of the sole suppliers could not produce sufficient quantities of materials. Failure to locate alternative supplies of materials could result in significant costs and delays to the program, damage the commercial prospects for products under development, including MYOTROPHIN and PROVIGIL, and have a material adverse effect on the Company.

  Cephalon and its various suppliers must comply with all applicable regulatory requirements of the FDA and foreign authorities, including current Good Manufacturing Practice ("cGMP") regulations. The manufacturing facilities used by the Company's suppliers are subject to inspection by the FDA and other regulatory authorities at any time during the conduct of clinical studies or commercial operations, to determine compliance with cGMP requirements. The cGMP regulations are complex, and failure to be in compliance could lead to remedial action, civil and criminal penalties and delays in production of material.

Need for Additional Funds

  The majority of the Company's current revenue is derived from collaborative research and development agreements and co-promotion agreements that are subject to termination by the respective third parties. There can be no assurance that any of the Company's collaborations will continue in the future.

  To meet its capital requirements, the Company will need to obtain additional funding through a combination of new collaborative agreements, revenue from product sales or debt and equity financings. The Company also may seek additional funding through financing vehicles, such as "off-balance sheet" financing with limited partnerships or corporations. There can be no assurance that such additional funds can be obtained through these sources on terms acceptable to the Company, if at all.

  Any financings using either common stock or securities convertible into common stock would result in the issuance of additional shares and therefore would be dilutive to existing shareholders (i.e., the percentage ownership of the Company by existing shareholders would be reduced). At December 31, 1997, the conversion or exercise of the outstanding options, warrants and convertible notes into shares of Cephalon common stock in accordance with their terms would increase the outstanding number of shares of common stock by approximately 28%. Conversions or exercises at or below $11.38, the closing market price of the Company's common stock at December 31, 1997, would increase the outstanding number of shares of common stock by approximately 11%, or approximately 2,960,000 shares.

Shareholder Litigation

  The Company and certain of its officers have been named as defendants in a number of civil actions filed in the U.S. District Court for the Eastern District of Pennsylvania, which have been consolidated. Several of the plaintiffs have been designated by the Court, collectively, as the "lead plaintiff" for purposes of the Private Securities Litigation Reform Act of 1995. The consolidated complaint, filed in October 1996 by the lead plaintiffs, extended and expanded the class period to include purchasers of the Company's securities as well as options to purchase or sell those securities during the period between June 12, 1995 and June 7, 1996. The plaintiffs allege, based in part on statements and opinions expressed at a June 1996 meeting of an FDA advisory committee, that earlier statements by the Company about the results of North American and European clinical studies of MYOTROPHIN were misleading. The plaintiffs seek unspecified damages and other relief. A judgment adverse to the Company could, under some theories of damages, result in an assessment which materially exceeds the coverage obtained under the Company's directors' and officers' liability insurance policy. The Company's motion to dismiss the case was denied, and discovery has commenced and is expected to continue through 1998. Based on presently available information, management believes that it has meritorious defenses to the claims and intends to vigorously defend the action. Management believes that it is too early in the proceedings to determine with any certainty the outcome of this action or the potential liability of the Company, if any.

Product Liability Risks

  The administration of drugs to humans, whether in clinical trials or after marketing clearance is obtained, can result in product liability claims even if the Company's drugs are not actually at fault for causing an injury. Product liability claims can be expensive to defend and may result in large judgments or settlements against the Company, which could have a material adverse effect on the Company. Although the Company maintains product liability insurance, claims could exceed the coverage obtained. Even if a claim is not successful, the time and expense of defending such a claim may adversely interfere with the Company's business.

No Assurance of Other Indications

  The Company is evaluating the use of MYOTROPHIN and PROVIGIL for indications other than ALS and narcolepsy, respectively. There can be no assurance that the results of any studies in other indications will be positive or sufficient to receive regulatory approval for that indication.

  The Company is evaluating MYOTROPHIN for potential use in treating peripheral neuropathies. A dose-ranging Phase I study has been completed in diabetic patients, which would be needed if the Company pursues diabetic neuropathy in Phase II studies. In addition, a preliminary clinical study has been completed in patients with post-polio syndrome, and a clinical study is currently underway in patients with small fiber neuropathy. A Phase I study of MYOTROPHIN in the treatment of multiple sclerosis is also ongoing. The results of these studies and studies conducted by others will be considered in determining whether MYOTROPHIN should be further evaluated in any of these indications. A study intended to evaluate the use of MYOTROPHIN in chemotherapy-induced neuropathy has been terminated because of difficulties in enrolling patients.

  The initiation of clinical studies in other indications for MYOTROPHIN and PROVIGIL could be delayed if additional preclinical studies are needed.

Impact of Other Studies

  The results of clinical studies by third parties related to product candidates under development by the Company, including studies of rhIGF-I being conducted by the Company's licensee in Japan and clinical studies of modafinil being conducted by Lafon and its licensees in other countries, are required to be reported by the Company to the FDA and other regulatory authorities. The reporting of the results of these other studies, if negative, could adversely affect the regulatory review of the Company's marketing applications for the same product candidates. Negative results from trials by third parties or negative assessments from regulatory authorities would materially adversely affect the Company's business and the price of its common stock.

Limited Distribution Capabilities

  The Company has established a small staff to oversee marketing support service, customer service, order entry, shipping and billing, reimbursement assistance, managed care sales support, medical information and sales tracking related to potential commercial activities. Most of these activities are being performed by third parties under contract with the Company. The Company has only limited experience in managing and coordinating the performance of these activities by the third parties.

Other Risks

  The Company's business is subject to additional significant risks including, but not limited to, the Company's relative inexperience in marketing and distributing commercial products, uncertainties associated with obtaining and enforcing its patents and uncertainties associated with the patent rights of others, uncertainties regarding government reforms, product pricing and reimbursement levels, technological change and competition from companies and institutions developing products for the same indications as the Company's product candidates, and reliance by the Company on key personnel.

LIQUIDITY AND CAPITAL RESOURCES

  Cash, cash equivalents, reverse repurchase agreements and investments at December 31, 1997 and 1996 were $119,471,000 and $146,848,000, respectively, representing 79% and 83%, respectively, of total assets. Cash equivalents, reverse repurchase agreements and investments consisted primarily of short- to intermediate-term obligations of the United States government, overnight reverse repurchase agreements that are collateralized 102% by such government obligations, and short to intermediate-term corporate obligations. Certain of the Company's lease agreements contain covenants that obligate the Company to maintain certain minimum cash and investment balances.

  The following is a summary of selected cash flow information for each of the years ended December 31:

                                                                 1997                  1996                   1995
                                                         --------------------   -------------------   --------------------
Net cash used for operating activities................          $(54,677,000)         $(53,215,000)          $(25,781,000)
Net cash provided by (used for) investing activities..            31,154,000            45,886,000            (80,988,000)
Net cash provided by financing activities.............            28,123,000             6,435,000            102,271,000

 Net Cash Used for Operating Activities

 --Operating Cash Inflows

  A summary of the major sources of cash receipts reflected in net cash used for operating activities for each of the years ended December 31 is as follows:

                                                          1997               1996               1995
                                                     ---------------   ----------------   ----------------
TAP Holdings......................................        $6,957,000         $5,889,000        $ 4,748,000
Chiron............................................         5,242,000          4,100,000         22,929,000
Bristol-Myers Squibb..............................         4,682,000          4,879,000          2,891,000
SmithKline Beecham................................         3,083,000          2,856,000          2,781,000
Kyowa Hakko.......................................         2,210,000          1,700,000          1,358,000
Medtronic.........................................           553,000                 --                 --
Schering-Plough...................................            88,000          3,000,000          2,750,000
Cephalon Clinical Partners........................                --                 --          6,167,000
Interest..........................................         8,260,000          8,489,000         10,454,000


  The Company and TAP are parties to a licensing and research and development collaboration (the "TAP Agreement") to develop and commercialize certain compounds for the treatment of human cancers and prostate disorders in the United States. Under the terms of the TAP Agreement, the Company performs research and preclinical development of these compounds for which it is compensated quarterly by TAP, based on a contract rate per individual assigned to the program for that quarter and reimbursement of certain external costs, all subject to annual budgetary maximums. At December 31, 1997, $2,465,000 was receivable from TAP.

  The Company and Chiron are jointly developing MYOTROPHIN for the treatment of ALS and other neurological disorders. Under the collaboration, the costs of the program are shared equally by the two companies with the exception of the ongoing study of MYOTROPHIN in the treatment of multiple sclerosis, which is currently being funded solely by the Company. The amounts received by the Company generally represent reimbursement from Chiron for MYOTROPHIN costs incurred by the Company in excess of the fifty percent share of program costs. In 1995, the Company received $22,929,000 from Chiron representing reimbursement of the Company's prior unreimbursed costs incurred for the peripheral neuropathy and European ALS programs and payment to equalize the companies' funding of the North American ALS program costs incurred by the Company from October 1993 through September 1995. The Company also received interest on the reimbursement payments in the amount of $2,051,000. At December 31, 1997, $1,523,000 was receivable from Chiron.

  Under the agreements with Bristol Myers Squibb Company ("BMS"), Cephalon markets two proprietary products, Stadol NS(R) (butorphanol tartrate) Nasal Spray and Serzone(R) (nefazodone hydrochoride) to neurologists in the United States. Pursuant to the agreements, BMS makes quarterly payments to the Company based primarily on the percentage of certain prescriptions written by neurologists in excess of a predetermined base amount. In addition to these quarterly payments, $500,000 was received in 1995 as BMS's contribution to the STADOL NS Phase IV clinical trial conducted by the Company. At December 31, 1997, there was no receivable from BMS.

  In November 1997, the Company announced that SmithKline Beecham ("SB") had decided to conclude its funding of the research program related to calpain inhibitors with the Company. The last payment was received in October 1997.

  In July 1993, the Company entered into an agreement with Kyowa Hakko Kogyo Co., Ltd. ("Kyowa Hakko") to develop and market MYOTROPHIN in Japan. The payments received from Kyowa Hakko primarily represent reimbursement of MYOTROPHIN supplies for the clinical trials conducted in Japan by Kyowa Hakko. Also included in the payments received from Kyowa Hakko in 1997 is a non-recurring $900,000 milestone payment that was paid upon the Company's filing of the MYOTROPHIN NDA in the United States. At December 31, 1997, $604,000 was receivable from Kyowa Hakko.

  Under an April 1997 agreement with Medtronic, Inc. ("Medtronic"), the Company is co-promoting Intrathecal Baclofen Therapy (ITB(TM)) to neurologists and physiatrists in the United States for the treatment of intractable spasticity. The Company is to receive quarterly compensation based primarily upon sales activity and the attainment of performance targets. At December 31, 1997, $446,000 was receivable from Medtronic.

  In January 1997, the Company announced that Schering-Plough Corporation ("SP") had decided to conclude its funding of the research program related to beta-amyloid inhibitors with the Company. The last payment of $88,000 was received in March 1997.

  In August 1992, the Company formed Cephalon Clinical Partners, L.P. (the "Partnership") and entered into agreements with the Partnership including an agreement (the "Partnership Development Agreement") for the research and development of MYOTROPHIN in the United States, Canada, and Europe (the "Territory"). Pursuant to the Partnership Development Agreement, the Company's share of the costs to develop MYOTROPHIN within the Territory were reimbursed by the Partnership to the extent of the Partnership's available funds. Due to the depletion of the Partnership's available funding late in 1995, the Company has not received any payments from the Partnership since September 1995.

  The decrease in interest received in 1997 compared to 1996 was primarily due to lower investment balances. The decrease in interest income received in 1996 as compared to 1995 was primarily due to a one-time interest payment received from Chiron in 1995.

 --Operating Cash Outflows

  A summary of the cash outflows reflected in net cash used for operating activities for the year ended December 31 is as follows:

                       1997                   1996               1995
                  ----------------       ----------------   ----------------
                  $(85,790,000)          $(83,098,000)      $(84,668,000)

  Cash used for selling, general and administrative activities increased in 1997 as compared to 1996 due to increased funding of the Company's sales and marketing activities, including increases in pre-marketing efforts to support products in development. The funding of research and development decreased in 1997 as compared to 1996 primarily due to the reduction in clinical trial expenses, including cost reductions due to the November 1996 sale of the Company's Beltsville, Maryland pilot-scale manufacturing facility and the completion of certain clinical studies. The decrease was partially offset by the cost in 1997 of purchasing bulk modafinil compound.

  Cash used for selling, general and administrative activities increased in 1996 as compared to 1995 due to funding increases in costs associated with the Company's sales and marketing activities, including increases in pre-marketing efforts in support of the products in development, a 39% increase in sales and marketing staffing levels and increases in administrative external costs. The funding of research and development expenses decreased in 1996 as compared to 1995 primarily due to decreases in the costs associated with the completion of the double-blind portion of clinical trials of MYOTROPHIN and PROVIGIL, and the completion of a Phase IV clinical trial of STADOL NS. Additionally, 1995 includes $3,350,000 in payments to acquire 67 limited partnership interests in the Partnership, and a $1,500,000 payment to SIBIA Neurosciences, Inc. ("SIBIA") to exercise an option to reduce future royalties payable on sales of MYOTROPHIN.

 --Operating Cash Outlook

  The Company expects its cash flow from operating activities to continue to be negative until such time as product approvals, if any, are obtained and revenue received from product sales exceeds funding of operating costs. The Company does not expect sales of PROVIGIL in the United Kingdom to provide a significant source of cash in 1998.

  The major source of the Company's cash inflows is derived from collaborative research and development agreements and co-promotion agreements. The funding under the research agreements with SB and SP has been terminated, and the continuation of the research funding under the agreement with TAP is subject to the achievement of certain development milestones and periodic review by TAP and may be terminated without cause with prior notice. The Company's co-promotion agreements with BMS and Medtronic expire in 1998 and there can be no assurance that the agreements will be renewed. Additionally, the level of payments to be received under the Company's co-promotion agreements is subject to a number of uncertainties related to product sales, including competition from new and existing products and the introduction of controlled substance classification of one of the products being co-promoted by the Company. In future periods, receipt of payments from Chiron or payments by the Company to Chiron will depend on the relative costs incurred in the MYOTROPHIN program by the two companies. Future receipts from Kyowa Hakko are dependent upon shipment of MYOTROPHIN to supply Kyowa Hakko's clinical trials in Japan.

  The Company expects to continue to expend significant funds on both MYOTROPHIN and PROVIGIL to prepare for possible commercialization of those products, including to build inventories, and to investigate the utility of those products in other indications. The level of expenditures will depend, in part, upon the Company's assessment of the likelihood of obtaining approval to market those products in the United States and other significant markets. The Company intends to continue to provide funding for its other research and development programs.

  The amount of capital needed to fund operations will depend upon many factors, including the success of the Company's research and development programs, the availability of funding, the extent of any collaborative research arrangements, the cost and timing of seeking regulatory approvals of its products, technological changes, competition and the success of the Company's sales and marketing activities.

 Net Cash Provided by Investing Activities

  A summary of net cash provided by (used for) investing activities for each of the years ended December 31 is as follows:

                                                                     1997                 1996                 1995
                                                                     ----                 ----                 ----
Repayments from related party...................................    $        --           $        --        $  4,337,000
Purchases of property and equipment.............................       (823,000)           (2,058,000)        (17,455,000)
Sale leaseback of property and equipment........................             --               427,000             237,000
Proceeds from sale of assets....................................             --            17,192,000                  --
Sales and maturities (purchases) of investments, net............     31,977,000            30,325,000         (68,107,000)
                                                                    -----------           -----------        ------------
  Net cash provided by (used for) investing activities..........    $31,154,000           $45,886,000        $(80,988,000)
                                                                    ===========           ===========        ============

  In September 1995, the Company received the outstanding balance due on its loan to the Partnership.

  Purchases of property and equipment decreased in 1997 and 1996 as compared to 1995. The 1995 expenditures include the purchase of the buildings housing the Company's administrative offices and research facilities in West Chester, Pennsylvania, for a total purchase price of $11,000,000.

  In November 1996, the Company sold the assets of its Beltsville, Maryland pilot-scale manufacturing facility for a total purchase price of $24,864,000. In the transaction, the Company received $17,192,000 in cash, and transferred $7,712,000 of equipment lease obligations to the purchaser.

  Sales and maturities (purchases) of investments, net, represent the liquidation or accumulation of investments, which when combined with proceeds from financing activities are used primarily to fund operations.

 Net Cash Provided by Financing Activities

  A summary of cash provided by financing activities for each of the years ended December 31 is as follows:

                                                                          1997                 1996                1995
                                                                   ------------------   ------------------   ----------------
Proceeds from sales of common stock and warrants................         $        --          $        --       $ 84,237,000
Proceeds from exercises of common stock options and warrants....           3,458,000            8,516,000         14,387,000
Proceeds from the issuance of long-term debt....................          30,000,000            1,838,000         21,073,000
Principal payments on long-term debt............................          (5,335,000)          (3,919,000)       (17,246,000)
                                                                         -----------          -----------       ------------
  Net cash provided by financing activities.....................         $28,123,000          $ 6,435,000       $102,271,000
                                                                         ===========          ===========       ============


  For the year ended December 31, 1995, the Company received aggregate net proceeds of $84,237,000 from the public offering of 3,450,000 shares of common stock and the issuance of 538,310 shares of common stock to Kyowa Hakko in August 1995.

  During 1997, the Company received cash from the exercise of 107,954 warrants and 205,788 stock options in the amount of $1,253,000 and $2,205,000, respectively. During 1996, the Company received cash from the exercise of 660,907 warrants and 175,574 stock options in the amount of $7,714,000 and $802,000, respectively. During 1995, the Company received cash from the exercise of 1,225,366 warrants and 306,593 stock options in the amount of $12,419,000 and $1,968,000, respectively. The extent and timing of future warrant and option exercises, if any, are primarily dependent upon the market price of the Company's common stock and general financial market conditions, as well as the exercise prices and expiration dates of the warrants and options.

  In April 1997, the Company completed a $30,000,000 private placement of senior convertible notes (the "Notes"), which mature in October 1998, and bear interest, payable quarterly in cash or common stock, at a rate of seven percent per annum. The Notes were recorded at their face value and are convertible into registered common shares of the Company, subject to certain limitations, at a six percent discount to a market price formula at the time of conversion. As of December 31, 1997, $18,674,000 in principal of the Notes had been converted into 1,938,000 shares of common stock. Subsequent to December 31, 1997, $9,575,000 in principal of the Notes was converted into 1,005,000 shares of common stock resulting in 97,000 shares authorized for conversion at March 14, 1998. If based upon the market price from time to time, a greater number of shares is required to enable full conversion, the Company either must authorize a greater number of shares or must redeem the inconvertible portion of the Notes for cash.

  Proceeds from the issuance of long-term debt in 1996 represent additional borrowings provided by the Commonwealth of Pennsylvania in connection with the 1995 West Chester building purchase, described below.

  Proceeds from the issuance of long-term debt in 1995 include $15,799,000 borrowed to finance the purchase of the West Chester building. The building purchase was financed through the assumption of a $6,900,000 first mortgage with an annual interest rate of 95/8% and from mortgage loans provided by the Commonwealth of Pennsylvania (the "State Funding") in the amount of $11,600,000. The State Funding, which is subordinate to the first mortgage, has a 15-year term and includes a 2% interest rate that is subject to increase if the Company fails to hire a specified number of new employees in Chester County, Pennsylvania by the end of 1999. The mortgage loans require aggregate annual principal and interest payments of $1,800,000. The mortgage loans are secured by the buildings and fixtures therein and a portion of the State Funding is also secured by all Company equipment located in Pennsylvania that is otherwise unsecured. Proceeds from the issuance of long-term debt in 1995 also include $5,274,000 which the Company drew against a revolving credit facility provided by Chiron to assist the Company in funding its costs incurred in the MYOTROPHIN program.

  For all periods presented, principal payments on long-term debt include payments on mortgage loans from the 1995 building purchase. Additionally, in March 1997, the Company repaid in full the $3,750,000 balance due on an unsecured bank loan and, in September 1995, the Company repaid in full the then-outstanding balance of $13,822,000 on the Note from Chiron.

 Commitments and Contingencies

 --Related Party

  Cephalon Clinical Partners, L.P. (the "Partnership") granted the Company an exclusive license (the "Interim License") to manufacture and market MYOTROPHIN within the United States, Canada and Europe (the "Territory") in return for certain royalty payments and a payment of approximately $16,000,000 (the "Milestone Payment") that is to be made if MYOTROPHIN receives regulatory approval in the United States or certain other countries within the Territory. The Company has the option to pay the Milestone Payment in cash, common stock, or a combination thereof.

  The Company has a contractual option to purchase all of the limited partnership interests in the Partnership (the "Purchase Option") in specified circumstances following the initiation of commercial sales, if any, of MYOTROPHIN. To exercise the Purchase Option, Cephalon is required to make an advance payment of $40,275,000 in cash or, at Cephalon's election, $42,369,000 in shares of the Company's common stock, valued at the market price at the time the Purchase Option is exercised. In addition to the advance payment, the exercise of the Purchase Option requires the Company to make royalty payments to the former limited partners for a period of eleven years after exercise at a royalty rate of 10.1% (subject to reduction under certain circumstances) of MYOTROPHIN sales in the Territory. If the Company does not exercise the Purchase Option prior to its expiration date the Interim License will terminate and all development and marketing rights to MYOTROPHIN in the Territory would revert to the Partnership, which may commercialize MYOTROPHIN itself or license or assign its rights to a third party. The Company would not receive any benefits from any such commercialization.

  The January 1994 collaboration between the Company and Chiron is subject to the rights of the Partnership. The Company is solely responsible for making any royalty and milestone payments owed to the Partnership and for funding the Purchase Option, if it elects to exercise the option.

  --Shareholder Litigation

  The Company and certain of its officers have been named as defendants in a number of civil actions, which have been consolidated, alleging that various statements by the Company about the North American and European trial results of MYOTROPHIN were misleading. See "Certain Risks Related to the Company's Business."

 Funding Requirements Outlook

  As described above, the Company expects to continue to use cash to fund operations. Although the Company has the option to pay the Milestone Payment and the Purchase Option in common stock, a significant use of funds would be required if the Company were to decide to fund these payments in cash. The Company may seek to acquire the assets or additional partnership interests in the Partnership other than through exercise of the Purchase Option. If the Company were to elect to purchase the assets or partnership interests in cash, significant funds could be required. The Company also requires cash for the funding of purchases of property and equipment and to service its long-term debt. The Company expects to continue to fund operations using its current cash balance and through the sale of investments. The Company believes that its cash and investment balance is adequate to fund its present level of operations for a period in excess of one year.

  To finance its continuing operations and other potential significant cash outflows, the Company will need to obtain additional funding through a combination of new collaborative agreements, revenue from product sales or debt or equity financings. The Company also may seek additional funding through other financing vehicles, such as "off-balance sheet" financing with limited partnerships or corporations. There can be no assurance that such additional funds can be obtained through these sources on terms acceptable to the Company, if at all.


RESULTS OF OPERATIONS

  This section should be read in conjunction with the more detailed discussion under "Liquidity and Capital Resources."

  A summary of revenues and expenses for each of the years ended December 31 is as follows:


                                                                                               % change         % CHANGE
                                                                                                1997 vs.         1996 vs.
                                                      1997           1996           1995         1996              1995
                                                      ----           ----           ----         ----              ----
Revenues.......................................    $23,140,000    $21,366,000    $46,999,000        8%              (55)%
Research and development expenses..............     51,587,000     62,096,000     73,994,000      (17)              (16)
Selling, general and administrative expenses...     36,744,000     28,605,000     15,762,000       29                81
Interest income, net...........................      4,772,000      6,205,000      9,754,000      (23)              (36)
Gain on sale of assets.........................             --      9,845,000             --     (100)               --

  The increase in revenues for 1997 as compared to 1996 resulted primarily from increases in revenue recognized under the Chiron collaboration, the Kyowa Hakko Myotrophin Agreement and the TAP Agreement, and revenue recognized from the initiation of a co-promotion agreement with Medtronic. The increases in revenues were partially offset by a decrease in revenue in 1997 from SP due to the conclusion of its funding of the research program with the Company.

  Revenues decreased in 1996 from 1995 primarily because 1995 includes $22,929,000 of revenue recognized under the Chiron collaboration for the Company's prior unreimbursed MYOTROPHIN costs and $5,235,000 of revenue recognized under the Partnership Development Agreement. The decrease was partially offset by increases in revenue recognized in 1996 under the agreements with BMS, TAP and SP.

  Research and development expenses decreased in 1997 as compared to 1996 primarily due to the reduction in clinical trial expenses, including cost reductions due to the November 1996 sale of the Company's Beltsville, Maryland pilot-scale manufacturing facility and the completion of certain clinical studies. The decrease was partially offset by an increase in expenditures due to the purchase in 1997 of bulk modafinil compound, an increase in expenditures in the Company's research programs and certain license fees payable in accordance with the Company's third-party agreements.

  Research and development expenses decreased in 1996 as compared to 1995 primarily due to decreases in the costs associated with the completion of the double-blind portion of clinical trials of MYOTROPHIN and PROVIGIL, and the completion of a Phase IV clinical trial of STADOL NS. Additionally, 1995 includes $3,350,000 in payments to acquire 67 limited partnership interests in the Partnership and a $1,500,000 payment to SIBIA to exercise an option to reduce future royalties payable on sales of MYOTROPHIN.

  The increase in selling, general and administrative expenses in 1997 as compared to 1996 was primarily due to increases in expenses associated with the Company's U.S. and European sales and marketing activities including increases in pre-marketing efforts in support of the products in development and expenses associated with the Company's co-promotion agreement with Aguettant.

  The increase in the selling, general and administrative area in 1996 as compared to 1995 was primarily due to increases in expenses associated with the Company's sales and marketing activities, including increases in pre-marketing efforts in support of the products in development, a 39% increase in sales and marketing staffing levels and increases in administrative external costs.

  In 1996, the Company realized a $9,845,000 gain in connection with the sale of assets at the Company's Beltsville, Maryland pilot-scale manufacturing facility.

  The decrease in net interest income in 1997 as compared to 1996 was primarily due to an increase in interest expense associated with the Notes.

  The decrease in net interest income in 1996 as compared to 1995 was primarily due to a one-time interest payment received from Chiron in 1995.

 Results of Operations Outlook

  The Company expects to continue to incur operating losses unless and until such time as product approvals, if any, are obtained and product sales exceed operating expenses. The Company does not expect sales of PROVIGIL in the United Kingdom to provide a significant source of revenue in 1998.

  The major source of the Company's revenue is derived from collaborative research and development agreements and co-promotion agreements. The funding under the research and development agreements with SB and SP has been terminated, and the continuation of the research funding under the agreement with TAP is subject to the achievement of certain development milestones and periodic review by TAP and may be terminated without cause with prior notice. The Company's co-promotion agreements with BMS and Medtronic expire in 1998 and there can be no assurance that the agreements will be renewed. Additionally, the level of revenue to be recognized under the Company's co-promotion agreements is subject to a number of uncertainties related to product sales, including competition from new and existing products and the introduction of controlled substance classification of one of the products being co-promoted by the Company. In future periods, revenue or expense to be recognized by the Company under the collaboration with Chiron will depend on the relative costs incurred in the MYOTROPHIN program by the two companies. Revenues recognized under the supply agreement with Kyowa Hakko are dependent upon shipment of MYOTROPHIN to supply Kyowa Hakko's clinical trials in Japan.

  The Company expects that it will continue to incur significant research, development, clinical trial, regulatory filing and other costs. In addition, selling, general and administrative activities in the United States and Europe may be expanded as the Company evaluates the potential for obtaining regulatory approvals of MYOTROPHIN and PROVIGIL. The Company may also continue to incur substantial expenses to purchase supplies of MYOTROPHIN and PROVIGIL.

  If the Company were to make the Milestone Payment, exercise the Purchase Option, or purchase the assets or additional interests in the Partnership outside of the Partnership Option, a material charge to earnings could result, depending upon the development status of the underlying technology.

  The Company does not believe that inflation has had a material impact on the results of its operations since inception.

YEAR 2000 COMPLIANCE

  Cephalon has conducted a review of its computer systems to identify the systems that could be affected by the year 2000 issue and is currently implementing a plan, which includes a review of all hardware/software vendors, as well as other Cephalon suppliers, vendors and partners. Cephalon believes that, with minor hardware modifications, the year 2000 issue will not pose significant operational problems for Cephalon's internal computer systems as so modified. The Company is still assessing the possible effects on the Company's operation of the year 2000 readiness of third party vendors; however, the potential impact and related costs, if any, are not known at this time.

NEW ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, both of which are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and selected information about operating segments in interim financial reports issued to stockholders. The Company does not expect the adoption of SFAS No. 130 and SFAS No. 131 to have a material effect on the Company's financial position or results of operations or to result in any substantive changes in its financial statement disclosures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Cephalon, Inc.:

  We have audited the accompanying consolidated balance sheets of Cephalon, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cephalon, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                             Arthur Andersen LLP

Philadelphia, Pennsylvania
February 11, 1998

                        CEPHALON, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   December 31,      December 31,
                                                                       1997              1996
                                                                  ----------------   -------------
                      ASSETS
                      ------

CURRENT ASSETS:
     Cash and cash equivalents (Note 2)                            $  10,271,000     $   5,671,000
     Reverse repurchase agreements (Note 2)                           27,414,000         5,207,000
     Short-term investments (Note 2)                                  81,786,000       135,970,000
     Other                                                             7,680,000         7,696,000
                                                                   -------------     -------------
          Total current assets                                       127,151,000       154,544,000

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization of $11,099,000
  and $8,852,000 (Note 3)                                             21,853,000        22,086,000
OTHER                                                                  2,204,000         1,261,000
                                                                   -------------     -------------
                                                                   $ 151,208,000     $ 177,891,000
                                                                   =============     =============

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                              $   2,724,000     $   1,638,000
     Accrued expenses (Note 4)                                        16,075,000        14,786,000
     Current portion of long-term debt (Note 5)                        1,734,000         5,164,000
                                                                   -------------     -------------
          Total current liabilities                                   20,533,000        21,588,000

LONG-TERM DEBT (Note 5)                                               27,587,000        16,974,000
OTHER                                                                  2,750,000         2,003,000
                                                                   -------------     -------------
          Total liabilities                                           50,870,000        40,565,000
                                                                   -------------     -------------
COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:  (Note 7)
    Preferred stock, $.01 par value,
       5,000,000 shares authorized, none issued                               --                --
    Common stock, $.01 par value, 100,000,000 shares authorized,
      27,395,254 and 24,618,223 shares issued and outstanding            274,000           246,000
    Additional paid-in capital                                       318,753,000       296,868,000
    Treasury stock                                                      (259,000)       (1,778,000)
    Accumulated deficit                                             (218,386,000)     (157,967,000)
    Cumulative translation adjustment                                    (44,000)          (43,000)
                                                                   -------------     -------------
          Total stockholders' equity                                 100,338,000       137,326,000
                                                                   -------------     -------------
                                                                   $ 151,208,000     $ 177,891,000
                                                                   =============     =============

 The accompanying notes are an integral part of these financial statements.

                       CEPHALON, INC.  AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          Year Ended December 31,
                                               --------------------------------------------------
                                                    1997             1996              1995
                                               ---------------  ---------------   ---------------
REVENUES:  (Notes 8 and 9)
     Contract                                   $  23,140,000   $   21,366,000     $  41,764,000
     Related party                                         --               --         5,235,000
                                               ---------------  ---------------   ---------------
                                                   23,140,000       21,366,000        46,999,000
                                               ---------------  ---------------   ---------------
OPERATING EXPENSES: (Notes 8 and 9)
     Research and development                      51,587,000       62,096,000        73,994,000
     Selling, general and administrative           36,744,000       28,605,000        15,762,000
                                               ---------------  ---------------   ---------------
                                                   88,331,000       90,701,000        89,756,000
                                               ---------------  ---------------   ---------------
LOSS FROM OPERATIONS                              (65,191,000)     (69,335,000)      (42,757,000)

INTEREST:
     Income                                         7,973,000        8,491,000        12,866,000
     Expense (Note 5)                              (3,201,000)      (2,286,000)       (3,112,000)
                                               ---------------  ---------------   ---------------
                                                    4,772,000        6,205,000         9,754,000
                                               ---------------  ---------------   ---------------
GAIN ON SALE OF ASSETS (Note 3)                            --        9,845,000                 --
                                               ---------------  ---------------   ---------------
LOSS (Note 10)                                  $ (60,419,000)   $ (53,285,000)    $ (33,003,000)
                                                ==============   ==============    ==============
BASIC AND DILUTED LOSS PER SHARE (Note 1)       $       (2.36)   $       (2.19)    $       (1.63)
                                                ==============   ==============    ==============
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                            25,637,508       24,319,163        20,262,071
                                                ==============   ==============    ==============

  The accompanying notes are an integral part of these financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                           Additional                                   Cumulative
                                            Common          Paid-in       Treasury      Accumulated    Translation
                                             Stock          Capital         Stock         Deficit       Adjustment       Total
                                             -----          -------         -----         -------       ----------       -----
BALANCE, JANUARY 1, 1995                     183,000     184,310,000       (69,000)     (71,679,000)        22,000    112,767,000

Sales of common stock                         40,000      84,197,000            --               --             --     84,237,000

Issuance of common stock upon
exercise of stock options
  and warrants                                15,000      16,425,000            --               --             --     16,440,000

Amortization of warrants in connection
  with Partnership transaction -
  1995 portion                                    --         815,000            --               --             --        815,000

Employee benefit plan                             --         375,000            --               --             --        375,000

Treasury stock acquired                           --              --     1,418,000)              --             --     (1,418,000)

Translation adjustment                            --              --            --               --         (8,000)        (8,000)

Loss                                              --              --                    (33,003,000)            --    (33,003,000)
                                          ----------     -----------    ----------    -------------      ---------   ------------

BALANCE, DECEMBER 31, 1995                   238,000     286,122,000    (1,487,000)    (104,682,000)        14,000    180,205,000


Issuance of common stock upon
exercise of stock options
  and warrants                                 8,000       8,144,000            --               --             --       8,152,000

Restricted stock award plan                       --       2,073,000            --               --             --       2,073,000

Employee benefit plan                             --         529,000            --               --             --         529,000

Treasury stock acquired                           --              --      (291,000)              --             --        (291,000)

Translation adjustment                            --              --            --               --        (57,000)        (57,000)

Loss                                              --              --            --      (53,285,000)            --     (53,285,000)
                                          ----------    ------------    ----------    -------------      ---------    ------------
BALANCE, DECEMBER 31, 1996                   246,000     296,868,000    (1,778,000)    (157,967,000)       (43,000)    137,326,000


Issuance of common stock upon
exercise of stock options, warrants
  and other stock awards                       3,000       4,020,000            --               --             --       4,023,000

Restricted stock award plan                    1,000       1,163,000            --               --             --       1,164,000

Employee benefit plan                             --         605,000            --               --             --         605,000

Conversion of senior convertible notes        20,000      17,675,000            --               --             --      17,695,000

Issuance of warrants in connection                --         400,000            --               --             --         400,000
   with senior convertible notes

Expired call option                            5,000      (1,978,000)           --               --             --      (1,973,000)

Treasury stock acquired                           --              --      (455,000)              --             --        (455,000)

Treasury stock retirement                     (1,000)             --     1,974,000               --             --       1,973,000

Translation adjustment                            --              --            --               --         (1,000)         (1,000)

Loss                                              --              --            --      (60,419,000)            --     (60,419,000)
                                          ----------    ------------    ----------    -------------      ---------    ------------
BALANCE, DECEMBER 31, 1997                $  274,000    $318,753,000    $ (259,000)   $(218,386,000)     $ (44,000)   $100,338,000
                                          ==========    ============    ==========    =============      =========    ============

   The accompanying notes are an integral part of these financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Year Ended December 31,
                                                                            ----------------------------------------------
                                                                                 1997           1996              1995
                                                                            ------------    ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Loss                                                                 $(60,419,000)     $(53,285,000)     $(33,003,000)
     Adjustments to reconcile loss to net cash
     used for operating activities:
           Depreciation and amortization                                     2,247,000         4,198,000         5,851,000
           Gain on sale of assets                                                   --        (9,845,000)               --
           Non-cash compensation expense                                     1,811,000         2,602,000                --
           Other                                                               157,000                --                --
          (Increase) decrease in operating assets:
               Other current assets                                             61,000         1,840,000        (5,773,000)
               Other long-term assets                                       (1,656,000)          121,000           190,000
          Increase (decrease) in operating liabilities:
               Accounts payable                                              1,086,000        (2,741,000)        2,159,000
               Accrued liabilities                                           1,289,000         2,947,000         4,224,000
               Other long-term liabilities                                     747,000           948,000           571,000
                                                                       ---------------   ---------------   ---------------
               Net cash used for operating activities                      (54,677,000)      (53,215,000)      (25,781,000)
                                                                       ---------------   ---------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Repayments from related party                                                  --                --         4,337,000
     Purchases of property and equipment                                      (823,000)       (2,058,000)      (17,455,000)
     Sale leaseback of property and equipment                                       --           427,000           237,000
     Proceeds from sale of assets                                                   --        17,192,000                --
     Sales and maturities (purchases) of investments, net                   31,977,000        30,325,000       (68,107,000)
                                                                       ---------------   ---------------   ---------------
               Net cash provided by (used for) investing activities         31,154,000        45,886,000       (80,988,000)
                                                                       ---------------   ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sales of common stock and warrants                               --                --        84,237,000
     Proceeds from exercises of common stock options and warrants            3,458,000         8,516,000        14,387,000
     Proceeds from issuance of long-term debt                               30,000,000         1,838,000        21,073,000
     Principal payments on long-term debt                                   (5,335,000)       (3,919,000)      (17,426,000)
                                                                       ---------------   ---------------   ---------------
               Net cash provided by financing activities                    28,123,000         6,435,000       102,271,000
                                                                       ---------------   ---------------   ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         4,600,000          (894,000)       (4,498,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 5,671,000         6,565,000        11,063,000
                                                                       ---------------   ---------------   ---------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                    $ 10,271,000       $ 5,671,000       $ 6,565,000
                                                                       ===============   ===============   ===============

  The accompanying notes are an integral part of these financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

  Cephalon, Inc. ("Cephalon" or the "Company") seeks to discover, develop and market pharmaceutical products to treat neurological disorders such as narcolepsy, amyotrophic lateral sclerosis ("ALS"), multiple sclerosis, peripheral neuropathies, Alzheimer's disease and stroke. The Company has funded its operations primarily from the proceeds of public and private placements of its equity securities and the receipt of payments under research and development agreements.

  The Company's business of developing and marketing pharmaceutical products is subject to a number of significant risks, including risks inherent in research and development activities and in conducting business in a highly regulated environment. The success of the Company depends upon obtaining U.S. Food and Drug Administration ("FDA") and foreign regulatory approval to market products under development, including MYOTROPHIN(R) (rhIGF-I) and PROVIGIL(R) (modafinil). There can be no assurance that regulatory authorities will review the Company's marketing applications in a timely manner or that the applications will be approved.

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

FIXED ASSETS AND DEPRECIATION

  Buildings, property and equipment are stated at cost and depreciated using the straight-line method over the estimated lives of the assets, which range from three to forty years. Property and equipment under capital leases are depreciated or amortized over the shorter of the lease term or the expected useful life of the assets. The Company's assets are reviewed for impairment whenever events or circumstances have occured that indicate that the remaining useful lives of the assets should be revised or that the remaining balance of such assets may not be recoverable based upon expectations of future undiscounted cash flows. No such revisions were required as of December 31, 1997. Expenditures for maintenance and repairs are charged to expense as incurred, while major renewals and betterments are capitalized.

REVENUE RECOGNITION

  On contracts in which the Company receives payments based upon the level of its related research and development expenses, revenues are recognized as the related expenses are incurred. On contracts which provide for milestone payments, revenues are recognized when all parties concur that the stipulated objectives in the agreement have been achieved and collection is assured. On contracts which provide for payments based upon pre-determined rates for personnel working on the contract and reimbursement of third-party expenses, revenues are recognized as the work is performed and the third-party expenses are incurred. Payments received that relate to future performance are deferred and recognized as revenue over the specified future performance periods. Under the Company's co-promotion agreements, revenue is recognized upon the achievement of the stipulated sales

                        CEPHALON, INC. AND SUBSIDIARIES
activity and performance targets. Under agreements to supply product for clinical trials, the Company recognizes revenue upon shipment. (See Note 8).

RESEARCH AND DEVELOPMENT

  All research and development costs are expensed as incurred.

FAIR VALUE OF FINANCIAL INSTRUMENTS

  The Company's financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts payable, accrued expenses and debt instruments. The book values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses are considered to approximate their respective fair values. None of the Company's debt instruments that are outstanding as of December 31, 1997 have readily ascertainable market values; however, the carrying values are considered to approximate their respective fair values.

LOSS PER SHARE

  The Company has adopted Statement of Financial Standards ("SFAS") No. 128, "Earnings per Share," which is effective for financial statements for fiscal years ending after December 15, 1997. This statement intends to simplify the standards for computing earnings per share ("EPS") previously found in Accounting Principles Board Opinion No. 15 and to make them comparable to international EPS standards. SFAS No. 128 requires dual presentation of basic and diluted EPS for complex capital structures on the face of the income statement. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the effect of converting or exercising all potential dilutive securities also is included in the denominator. For the years ended December 31, 1997, 1996 and 1995, the calculation of diluted EPS excludes stock options, restricted stock awards, warrants and the conversion of convertible notes since their inclusion would be antidilutive.

2. CASH, CASH EQUIVALENTS AND INVESTMENTS

  At December 31, cash, cash equivalents and investments consisted of the following:

                                                                  1997              1996
                                                                  ----              ----
 Cash and cash equivalents  .............................     $ 10,271,000      $  5,671,000
 Reverse repurchase agreements collateralized by
   U.S. Treasury securities  ............................       27,415,000         5,207,000
 U.S. Treasury bills and notes  .........................       76,788,000       125,158,000
 Commercial paper  ......................................               --           983,000
 Other corporate obligations  ...........................        4,997,000         9,829,000
                                                              ------------      ------------
                                                              $119,471,000      $146,848,000
                                                              ============      ============

  The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's investments consist primarily of U.S. Treasury backed securities, high grade commercial paper and U.S. corporate obligations and asset-backed securities having AAA ratings. Investments in overnight reverse repurchase agreements are collateralized 102% by U.S. Treasury securities. These securities are held in a trust account with a commercial bank on behalf of the Company. The Company believes that the quantity and quality of the collateral are sufficient to secure its investment in these instruments. Contractual maturities of the Company's investments in debt securities are $87,465,000 in 1998 and $21,735,000 in 1999.

                        CEPHALON, INC. AND SUBSIDIARIES

  In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company considers its investments as being "available for sale." The Company classifies these investments as short-term and records them at fair market value. The unrealized gains and losses in each of the three years ended December 31, 1997 were immaterial.

  Certain of the Company's lease agreements contain covenants that obligate the Company to maintain certain minimum cash and investment balances (see Note 5).

3. PROPERTY AND EQUIPMENT:

  At December 31, property and equipment consisted of the following:

                                                                    1997              1996
                                                                    ----              ----
 Land and buildings  .................................         $ 19,629,000       $19,423,000
 Laboratory and office equipment  ....................           13,323,000        11,515,000
                                                               ------------       -----------
                                                                 32,952,000        30,938,000
 Less allowances for depreciation and amortization  ..          (11,099,000)       (8,852,000)
                                                               ------------       -----------
 Property and equipment, net  ........................         $ 21,853,000       $22,086,000
                                                               ============       ===========

  In November 1996, the Company sold the assets of its Beltsville, Maryland pilot-scale manufacturing facility for a total purchase price of $24,864,000.

4. ACCRUED EXPENSES

  At December 31, accrued expenses consisted of the following:

                                                                1997             1996
                                                                ----             ----
 Accrued compensation and benefits....................      $   964,000      $ 1,569,000
 Accrued professional and consulting fees.............        2,092,000        2,749,000
 Accrued clinical trial fees and related expenses.....        2,320,000        3,177,000
 Accrued license fees and royalties...................        2,627,000          133,000
 Accrued co-promotion expenses........................        2,491,000          723,000
 Other accrued expenses...............................        5,581,000        6,435,000
                                                            -----------      -----------
                                                             $16,075,000      $14,786,000
                                                             ===========      ===========

5. LONG-TERM DEBT

  At December 31, long-term debt consisted of the following:

                                           1997               1996
                                           ----               ----
 Unsecured bank loan  .............     $        --       $ 3,750,000
 Capital lease obligations  .......       1,682,000         1,102,000
 Mortgage loans  ..................      16,313,000        17,286,000
 Senior convertible notes  ........      11,326,000                --
                                        -----------       -----------
                                         29,321,000        22,138,000
 Less current portion  ............      (1,734,000)       (5,164,000)
                                        -----------       -----------
 Long-term debt  ..................     $27,587,000       $16,974,000
                                        ===========       ===========

                        CEPHALON, INC. AND SUBSIDIARIES

  Aggregate maturities of long-term debt for the next five years are as follows:
1998--$1,734,000; 1999--$1,486,000; 2000--$1,514,000; 2001--$1,272,000; 2002--
$1,206,000; 2003 and thereafter--$20,375,000. The current portion of long-term debt consists of payments due on the capital lease obligations and mortgage loans.

  The Company paid interest related to debt instruments of $2,242,000, $1,388,000, and $2,501,000 in 1997, 1996 and 1995, respectively.

UNSECURED BANK LOAN

  In June 1994, the Company entered into an unsecured four-year loan agreement with a commercial bank under which it borrowed $10,000,000. In March 1997, the Company repaid in full the balance due on the unsecured bank loan.

SENIOR CONVERTIBLE NOTES

  In April 1997, the Company completed a $30,000,000 private placement of senior convertible notes (the "Notes"), which mature in October 1998 and bear interest, payable quarterly in cash or common stock, at a rate of seven percent per annum. The Notes were recorded at their face value and are convertible into registered common shares of the Company, subject to certain limitations, at a six percent discount to a market price formula at the time of conversion. The Company has a right to redeem the Notes at a redemption price equal to 110 percent of the outstanding principal amount plus interest, if the conversion price falls below approximately $21 per share. If not converted into common stock or redeemed, the outstanding, unconverted notes plus accrued interest will be exchanged at face value at maturity for an equal dollar amount of debentures bearing interest at a rate of 10 3/4% per annum and maturing in 2013. As of December 31, 1997, $18,674,000 in principal of the Notes had been converted into 1,938,000 shares of common stock. The Company has limited the number of shares authorized which remain available for conversion to 1,102,000. If based upon the market price from time to time, a greater number of shares is required to enable full conversion, the Company either must authorize a greater number of shares or must redeem the inconvertible portion of the Notes for cash.

CAPITAL LEASE OBLIGATIONS

  The Company currently leases $2,936,000 of laboratory and production equipment under a February 1994 master lease agreement. Under the terms of the four-year agreement, the Company must maintain a minimum balance in unrestricted cash and investments of $15,000,000 or deliver to the lessor an irrevocable letter of credit in the amount of the then outstanding balance due on all leased equipment. The agreement also provides the Company with an option to purchase the leased equipment. The Company makes annual principal and interest payments of approximately $600,000 under this agreement.

MORTGAGE LOANS

  In March 1995, the Company purchased the buildings housing its administrative offices and research facilities in West Chester, Pennsylvania for $11,000,000. The Company financed the purchase through the assumption of an existing $6,900,000 first mortgage and from $11,600,000 in mortgage loans provided by the Commonwealth of Pennsylvania (the "State Funding"), a portion of which was used to finance building improvements. $2,700,000 of State Funding was held in escrow to fund future improvements. In 1996, the Company withdrew $1,679,000 from the escrow for additional building improvements. At December 31, 1997, the remaining escrow balance, including earned interest, was $1,331,000. The first mortgage has a 15-year term with an annual interest rate of 9 5/8%. The State Funding has a 15-year term with an annual interest rate of 2%. The 2% interest rate is subject to increase to prime plus 2% if the Company fails to hire a specified number of new employees in Chester County, Pennsylvania by the end of 1999. The Company is accruing interest on this loan at the prime rate plus 2% until such time as it is

                        CEPHALON, INC. AND SUBSIDIARIES
reasonably assured of meeting the specified employment goals under the mortgage. The mortgage loans require annual aggregate principal and interest payments of $1,800,000. The mortgage loans are secured by the buildings and fixtures therein and a portion of the State Funding is also secured by all Company equipment located in Pennsylvania that is otherwise unsecured.

6. COMMITMENTS AND CONTINGENCIES

LEASES

  The Company leases certain of its offices and automobiles under operating leases. The Company does not consider its future annual minimum payments under these leases to be material. In November 1996, the remaining operating lease obligations of the Company's former manufacturing facility were transferred to the purchaser of the facility. Lease expense under all operating leases totaled $725,000, $3,423,000, and $3,518,000 in 1997, 1996, and 1995, respectively.

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

  The Partnership has granted the Company an exclusive license (the "Interim License") to manufacture and market MYOTROPHIN for human therapeutic use within the United States, Canada and Europe (the "Territory") in return for certain royalty payments and a payment of approximately $16,000,000 (the "Milestone Payment") that is to be made if MYOTROPHIN receives regulatory approval in the United States or certain other countries within the Territory. The Company has the option to pay the Milestone Payment in cash, common stock, or a combination thereof.

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

                        CEPHALON, INC. AND SUBSIDIARIES

  The January 1994 collaboration between the Company and Chiron Corporation ("Chiron") is subject to the rights of the Partnership. The Company is solely responsible for making any royalty and milestone payments owed to the Partnership and is responsible for funding the Purchase Option if it exercises the option (see Note 8).

LEGAL PROCEEDINGS

  The Company and certain of its officers have been named as defendants in a number of civil actions filed in the U.S. District Court for the Eastern District of Pennsylvania, which have been consolidated. Several of the plaintiffs have been designated by the Court, collectively, as the "lead plaintiff" for purposes of the Private Securities Litigation Reform Act of 1995. The consolidated complaint, filed in October 1996 by the lead plaintiffs, extended and expanded the class period to include purchasers of the Company's securities as well as options to purchase or sell those securities during the period between June 12, 1995 and June 7, 1996. The plaintiffs allege, based in part on statements and opinions expressed at a June 1996 meeting of an FDA advisory committee, that earlier statements by the Company about the results of North American and European clinical studies of MYOTROPHIN were misleading. The plaintiffs seek unspecified damages and other relief. A judgment adverse to the Company could, under some theories of damages, result in an assessment which materially exceeds the coverage obtained under the Company's directors' and officers' liability insurance policy. The Company's motion to dismiss the case was denied, and discovery has commenced and is expected to continue through 1998. Based on presently available information, management believes that it has meritorious defenses to the claims and intends to vigorously defend the action. Management believes that it is too early in the proceedings to determine with any certainty the outcome of this action or the potential liability of the Company, if any.

7. STOCKHOLDERS' EQUITY

CAPITAL STOCK

  In May 1997, the Company purchased options (the "Options") from Swiss Bank Corporation, London Branch ("SBC") to acquire 2,500,000 shares of the Company's common stock. In payment of the purchase price of the Options, the Company issued to SBC 490,000 shares of common stock. The Options, which were exercisable by the Company on the expiration date of October 31, 1997 at a price of $21.50 per share, expired unexercised. The transaction related to the Options was recorded in stockholders' equity.

EQUITY COMPENSATION PLANS

  The Company established the Stock Option Plan and the Equity Compensation Plan for its employees, directors and certain other individuals. All grants and terms are authorized by the Compensation Committee of the Company's Board of Directors. The Company may grant either non-qualified or incentive stock options under both plans, and may also grant restricted stock awards under the Equity Compensation Plan. The options and restricted stock awards generally become exercisable or vested ratably over four years from the grant date and must be exercised within ten years of the grant date.

                        CEPHALON, INC. AND SUBSIDIARIES

  The following tables summarize the aggregate option activity under both plans:

                                               1997                        1996                         1995
                                     ------------------------    -------------------------    ------------------------
                                                     WEIGHTED                     WEIGHTED                    WEIGHTED
                                                     AVERAGE                      AVERAGE                     AVERAGE
                                                     EXERCISE                     EXERCISE                    EXERCISE
                                     SHARES           PRICE      SHARES            PRICE      SHARES           PRICE
                                     ------           -----      ------            -----      ------           -----
Outstanding, January 1,            3,181,020          $14.07   2,942,697           $17.72   2,475,035          $10.72
   Granted                           873,520           12.94     583,835            19.27     966,587           13.23
   Exercised                        (223,493)           8.27    (140,574)            7.83    (306,593)           6.42
   Canceled                         (312,789)          19.16    (204,938)           19.83    (192,332)          12.39
                                   ---------          ------   ---------           ------   ---------          ------
Outstanding, December 31.          3,518,258          $13.96   3,181,020           $14.07   2,942,697          $17.72
                                   =========          ======   =========           ======   =========          ======

Exercisable at end of year         1,961,945          $12.93   1,722,378           $11.88   1,273,646          $10.41

Weighted average fair value of                        $ 7.67                       $11.48                      $ 9.76
 options granted during the year


                                              OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                                -------------------------------------------------         -----------------------------------
                                              WEIGHTED AVERAGE         WEIGHTED                                  WEIGHTED
                                                REMAINING              AVERAGE                                   AVERAGE
RANGE OF EXERCISE PRICE         OPTIONS       CONTRACTUAL LIFE      EXERCISE PRICE             OPTIONS       EXERCISE PRICE
-----------------------         -------       ----------------      --------------             -------       --------------
     $   .15 - $11.38           1,719,909            7.5 years          $ 8.80                  938,512          $ 7.80
     $ 11.39 - $14.00             381,383            6.8                $12.80                  237,283          $12.70
     $ 14.01 - $31.00           1,416,966            7.4                $20.60                   86,150          $19.20
                                ---------                                                     ---------
                                3,518,258            7.4                $13.96                1,961,945          $12.93
                                =========                                                     =========

  At December 31, 1997, 1,452,196 shares were available for future grants under the plans.

  During 1997, 1996 and 1995, the Company received proceeds of $2,205,000, $1,127,000 and $1,968,000, respectively, from the exercise of stock options.

  During 1997, 1996 and 1995, restricted stock awards for 113,450, 85,700 and 140,000 shares, respectively, were granted under the Equity Compensation Plan. At December 31, 1997 and 1996, 56,525 and 35,000 shares, respectively, were vested. During 1997 and 1996, the Company recognized compensation expense of $1,679,000 and $2,073,000 for these awards.

  Effective in 1996, Cephalon adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." As permitted under SFAS 123, the Company applies APB No. 25 and related interpretations. All options granted under the plans to date have been with exercise prices equal to the fair market value of the stock on the date of grant. Accordingly, under APB No. 25, no compensation expense for employees has been recognized for its stock-based compensation plans other than for its restricted stock awards.

                        CEPHALON, INC. AND SUBSIDIARIES

  If the Company had elected to recognize compensation cost based on the fair value of the options as prescribed by SFAS 123, pro forma loss and loss per share amounts would have been reflected as set forth below:

                                             1997                 1996                 1995
                                             ----                 ----                 ----
As reported
  Loss                                     $(60,419,000)        $(53,285,000)        $(33,003,000)
  Basic and diluted loss per share         $      (2.36)        $      (2.19)        $      (1.63)

Pro forma
  Loss                                     $(62,315,000)        $(58,885,000)        $(37,103,000)
  Basic and diluted loss per share         $      (2.43)        $      (2.42)        $      (1.83)

  The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts since SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

  The fair value of the options granted during 1997, 1996 and 1995 were estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

                                       1997             1996             1995
                                       ----             ----             ----
Risk free interest rate                6.35%            6.11%            6.48%
Expected life                          6 years          6 years          6 years
Expected volatility                    56%              56%              56%
Expected dividend yield                0%               0%               0%

QUALIFIED SAVINGS AND INVESTMENT PLAN

  The Company has a profit sharing plan pursuant to section 401(k) of the Internal Revenue Code, whereby eligible employees may contribute up to 15% of their annual salary to the plan, subject to statutory maximums. The plan provides for discretionary matching contributions by the Company in cash or a combination of cash and shares of the Company's common stock. For the years 1997, 1996 and 1995, the Company contribution was 100% of the first 6% of employee salaries contributed in the ratio of 50% cash and 50% Company stock. The Company contributed $1,090,000, $1,106,000, and $826,000 in cash and common stock to the plan for the years 1997, 1996, and 1995, respectively.

WARRANTS

  In April 1997, the Company issued warrants to purchase 84,000 shares of the Company's common stock at an exercise price of $24.77 per share to the placement agent in connection with the private placement of the Company's senior convertible notes (see Note 5).

  In February 1994, the Company issued to Chiron a warrant to purchase 750,000 shares of common stock with an exercise price of $18.50 per share.

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

                        CEPHALON, INC. AND SUBSIDIARIES

  At December 31, 1997, warrants to purchase shares of the Company's common stock were outstanding as follows:


   NUMBER OF SHARES
ISSUABLE UPON EXERCISE                               EXERCISE PRICE
      OF WARRANTS            EXPIRATION DATE            PER SHARE
      -----------            ---------------            ---------
        1,659,837            August 31, 1999               $13.82
          368,300            August 31, 1999               $13.70
           17,963            August 31, 1999               $11.77
          750,000            February 8, 2002              $18.50
           84,000            April 7, 2000                 $24.77
        ---------
        2,880,100
        =========

  During 1997 and 1996, 102,004 and 582,844 warrants were exercised, for an aggregate exercise price of $1,183,000 and $6,800,000, respectively.

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

8. REVENUES

RELATED PARTY--CEPHALON CLINICAL PARTNERS

  In August 1992, Cephalon exclusively licensed to the Partnership rights to MYOTROPHIN for human therapeutic use within the United States, Canada and Europe (the "Territory") in return for a non-refundable license fee of $500,000. Through a concurrent offering of 900 limited partnership interests, the Partnership raised approximately $38,714,000 in net proceeds (payable to the Partnership in annual installments, the last of which was paid in August 1995) which it used to fund the development of MYOTROPHIN. In connection with the offering, the Partnership borrowed $4,435,000 from the Company in 1992. The loan and annual interest payments at 7 1/2% were secured by the limited partners' subscription amounts due. In September 1995, the Partnership paid the Company in full the principal balance outstanding of $4,435,000.

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

  The current general partner of the Partnership is a wholly-owned subsidiary of the Company, which owns 1% of the Partnership. The board of directors of the Partnership is 50% controlled by a third-party investor. The general partner cannot adversely modify the economic terms of the Partnership without a vote of the limited partners. The general partner may be removed at any time by a vote of the limited partners. The obligations of the general partner include enforcing agreements (described below) entered into by the Partnership, prosecuting and

                        CEPHALON, INC. AND SUBSIDIARIES
defending the intellectual property owned by the Partnership and entering into loan agreements and other transactions on behalf of the Partnership. No such borrowings, commitments, or obligations are outstanding.

  All interests in the general partner and the Partnership acquired by the Company have been recorded as in-process research and development expense in accordance with SFAS No. 2 "Accounting for Research and Development Costs." The Company believes that this approach is appropriate, because under applicable accounting rules, neither technological feasibility nor alternative future uses of MYOTROPHIN have yet been established.

  The Company is performing the development and clinical testing of MYOTROPHIN on behalf of the Partnership under a research and development agreement with the Partnership (the "Partnership Development Agreement"). Under the Partnership Development Agreement, the Company's costs incurred to develop MYOTROPHIN in the Territory were reimbursed by the Partnership to the extent of its available funds and subject each year to the Partnership Development Agreement budget for that year. The Partnership exhausted its available funding in 1995. Since that time, the Company has been funding the continued development of MYOTROPHIN from its own cash resources. The amount of additional funding required for further development will be determined by the Partnership's general partner in advance of each quarter, and each quarter, the Company will have the right, but not the obligation, to contribute such funds. For the year ended December 1995, the Company recorded revenue of $5,235,000, net of warrant amortization, and incurred related budgeted expense of $5,500,000 for the same period under the Partnership Development Agreement.

  The January 1994 collaboration between the Company and Chiron is subject to the rights of the Partnership (see Note 9).

REVENUE--CONTRACT

  The Company recorded revenues under its collaboration agreements for the year ended December 31, as follows:

                                         1997               1996                 1995
                                         ----               ----                 ----
  Medtronic  ..................     $   999,000          $        --          $        --
  Bristol-Myers Squibb  .......       4,229,000            4,305,000            3,594,000
  TAP Holdings  ...............       7,873,000            6,022,000            5,243,000
  SmithKline Beecham  .........       2,902,000            2,855,000            2,790,000
  Kyowa Hakko Kogyo  ..........       2,249,000            1,775,000            1,711,000
  Schering-Plough  ............         588,000            3,000,000            2,250,000
  Chiron (see Note 10)  .......       4,300,000            3,409,000           26,176,000
                                    -----------          -----------          -----------
                                    $23,140,000          $21,366,000          $41,764,000
                                    ===========          ===========          ===========

Medtronic, Inc.

  In April 1997, the Company and Medtronic, Inc. entered into a one-year, renewable co-promotion agreement under which Cephalon markets Intrathecal Baclofen Therapy(TM) ("ITB") to neurologists and physiatrists in the United States. ITB is indicated for the treatment of intractable spasticity which can be associated with multiple sclerosis, cerebral palsy, traumatic brain injury, stroke, and spinal cord injury and disease.

  The Company receives quarterly compensation primarily based upon sales activity and attainment of performance targets. The agreement automatically renews for successive one-year periods unless terminated by either party upon 60 days notice prior to the expiration of the initial term or subsequent term.

                        CEPHALON, INC. AND SUBSIDIARIES

Bristol-Myers Squibb

  In July 1994, the Company and Bristol-Myers Squibb Company ("BMS") entered into a co-promotion agreement under which Cephalon markets Stadol NS(R) (butorphanol tartrate) to neurologists in the United States. STADOL NS is indicated for the management of pain when the use of an opioid analgesic is appropriate. In February 1996, the Company and BMS entered into a new arrangement to co-promote to neurologists Serzone(R) (nefazodone hydrochloride), a treatment for depression.

  Under the agreements, Cephalon receives compensation based primarily on the percentage of certain prescriptions written by neurologists in excess of a predetermined base amount. Cephalon is required to make a specified number of sales calls on neurologists. The Company also is obligated to fund certain neurology-focused promotional activities. The Company funded co-promotion activities in the amount of $1,250,000, $1,250,000 and $2,250,000 in 1997, 1996
and 1995, respectively. The Company's 1995 revenues include $500,000 representing reimbursement of certain STADOL NS Phase IV clinical trial costs. The co-promotion agreements expire at the end of 1998 unless BMS and the Company agree to renew the arrangements.

 TAP Holdings Inc.

  The Company and TAP Holdings Inc. ("TAP") are parties to a licensing and research and development collaboration to develop and commercialize certain compounds for the treatment of human cancers and prostate disorders in the United States. The compounds belong to a family of inhibitors from the Company's signal transduction modulator program.

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

  TAP is responsible for conducting and funding all U.S. clinical trials and additional activities for regulatory submissions for U.S. marketing approval. The agreement provides for TAP to make milestone payments to Cephalon upon the submission and approvalof NDAs, if any, that may emanate from the collaboration, and to purchase commercial supplies of product from Cephalon at a price equal to a fixed percentage of sales plus royalties on product sales.

 SmithKline Beecham plc

  In June 1993, the Company and SmithKline Beecham ("SB") entered into a collaboration for the research, development and commercialization of compounds that inhibit calpain, a protease that is believed to be an important mediator of cell death.

  Effective December 1, 1997, SmithKline Beecham elected to conclude the research collaboration with the Company. Upon conclusion, all rights related to calpain inhibitors granted to SB under Cephalon patents reverted back to Cephalon.

 Kyowa Hakko Kogyo Co., Ltd.

  In May 1992, the Company licensed from Kyowa Hakko the patent rights to a class of small molecules which the Company has identified as signal transduction modulators. The Company is currently evaluating these and

                        CEPHALON, INC. AND SUBSIDIARIES
other newly synthesized compounds for their application in a number of neurodegenerative disorders, including Alzheimer's disease, as well as potential applications outside neurology.

  Under the terms of the license, the Company has exclusive marketing rights to these compounds in the United States and has an option to acquire semi-exclusive marketing rights in Japan. Kyowa Hakko and the Company each have semi-exclusive marketing rights throughout the rest of the world, including Europe. Pursuant to the arrangement, Kyowa Hakko is to supply finished product at its cost for the Company's use in conducting clinical trials. The Company will pay Kyowa Hakko for bulk compound to be used for commercial supplies at a price equal to Kyowa Hakko's cost of manufacture, and also will pay Kyowa Hakko a royalty on product sales. The aggregate amount to be paid to Kyowa Hakko for commercial supplies and royalties on sales is subject to a specified maximum amount of the Company's net sales of the licensed product.

  Cephalon has obtained an option to acquire the exclusive rights in Europe, Canada and Mexico to develop and market compounds arising out of its prostate cancer program, which includes the compounds now being developed in the United States in collaboration with TAP. If Cephalon exercises its option, Kyowa Hakko will receive exclusive rights in Asia to the same compounds, and will receive a royalty from Cephalon on European sales of the compounds.

  The license agreement will automatically terminate if the Company discontinues the development of licensed molecules because of lack of safety or efficacy.

  In July 1993, the Company entered into a separate agreement with Kyowa Hakko providing for the development of MYOTROPHIN in Japan. Kyowa Hakko is responsible for funding product development activities in Japan, for conducting clinical trials in Japan in ALS and for seeking authorization to market MYOTROPHIN in Japan. The Company is to supply MYOTROPHIN at its cost to Kyowa Hakko for use in Japanese clinical trials, and is to supply MYOTROPHIN at a percentage of net selling price for commercial use. The Company will receive certain licensing, milestone and royalty payments. Under certain circumstances, the Company has an option to co-promote MYOTROPHIN in Japan.

  The Company may terminate the agreement if (i) Kyowa Hakko fails to file for marketing approval of MYOTROPHIN in Japan within eight years from the date of the agreement, except where such failure is not within Kyowa Hakko's control or
(ii) if Kyowa Hakko discontinues the development of MYOTROPHIN because of a lack of its safety or efficacy.

 Schering-Plough

  In May 1990, the Company and Schering-Plough Corporation, through its subsidiary Schering Corporation ("SP"), entered into an agreement under which the Company conducted a research program to identify inhibitors of beta-amyloid as potential therapeutic agents for the treatment of Alzheimer's disease and other neurodegenerative diseases. In January 1997, the Company announced that SP had decided to conclude its funding of the research program with the Company. The provisions of the agreement continue after the research funding ends, including Cephalon's non-exclusive right to use the technology developed in the program.

 Laboratoire Aguettant S.A.

  In December 1997, the Company entered into a ten-year agreement with Aguettant to promote and market APOKINON to neurologists in France. APOKINON, which is injected subcutaneously by a unique metered dose injection, is indicated for the treatment of levadopa therapy fluctuations common in late-stage Parkinson's disease.

                        CEPHALON, INC. AND SUBSIDIARIES

  In return for its marketing rights, the Company is responsible for annual payments to Aguettant during the first five years of the agreement. In 1997, fees in the amount of $2,140,000 were recorded as selling, general and administrative expense. The Company is to receive quarterly compensation from Aguettant based primarily on a rate per unit of APOKINON sold. No revenues related to the agreement were recorded in 1997.

  The agreement automatically renews for successive one-year periods unless terminated by either party upon 90 days notice prior to the expiration of the initial term or subsequent term.

9. RESEARCH AND DEVELOPMENT

 Chiron Corporation

  Since January 1994, the Company and Chiron have collaborated in the development of MYOTROPHIN in the neurological field, for commercialization in all countries of the world other than Japan. Currently, the collaboration is developing MYOTROPHIN for the treatment of ALS and other neurological disorders. The costs of the program are shared equally by the two companies with the exception of the ongoing study of MYOTROPHIN in the treatment of multiple sclerosis, which is currently being funded solely by the Company.

  Initially, under the collaboration, as amended in January 1995, each party funded its own collaboration-related expenses through 1994. Chiron provided the Company with a revolving credit facility (the "Note") to assist the Company in funding its portion of costs. During the year ended December 31, 1995, the Company drew down $5,274,000 against the Note and repaid in full the outstanding balance of $13,882,000 and related interest of $315,000. In 1995, the Company received $22,929,000 from Chiron representing reimbursement of the Company's prior unreimbursed costs incurred for the peripheral neuropathy and European ALS programs and payment to equalize the companies' funding of the North American ALS program costs incurred by the Company from October 1993 through September 1995. The Company also received interest on the reimbursement payments in the amount of $2,051,000.

  Profits, if any, and losses from the marketing of MYOTROPHIN for the treatment of ALS and other neurological disorders in North America, the countries of the European Community and certain other European countries ("Western Europe") generally will be shared equally by the Company and Chiron. In addition, the Company will receive a royalty on sales of MYOTROPHIN, if any, in Western Europe to treat ALS. Chiron is to market the products in the collaboration's territory outside of North America and Western Europe, in return for royalties to the collaboration, which also will be shared equally by the Company and Chiron.

  The collaboration may be terminated by either party if there is no reasonable basis for developing any of the collaboration's compounds. If the Company is the non-terminating party, it may continue to license the technology or require Chiron to supply product on a "cost plus" basis for a certain period of time. In addition to customary termination events such as breach by the other party, the agreement also is subject to termination if Cephalon does not exercise the Purchase Option (see Note 8).

  Under the collaboration, Chiron has an option to obtain the Company's IGF-I technology outside the neurology field for compensation to be determined if such option is exercised.

  The Company's collaboration with Chiron is subject to the rights of the Partnership, which has licensed the Company the right to develop MYOTROPHIN in North America and Europe in return for receiving certain payments. The Company is solely responsible for making any royalty and milestone payments owed to the Partnership and is responsible for funding the Purchase Option if it exercises the option (see Note 8).

                        CEPHALON, INC. AND SUBSIDIARIES

 Laboratoire L. Lafon

  In January 1993, the Company entered into an agreement with Laboratoire L. Lafon ("Lafon"), a French pharmaceutical company, under which Cephalon obtained an exclusive license to develop, market and sell PROVIGIL in the United States and Mexico. The license was subsequently expanded to include the United Kingdom, the Republic of Ireland, Japan, and Italy. The agreement provided for annual fees to be paid to Lafon to maintain the license to modafinil in each of the years 1993 through 1997. Additionally, payments are to be paid to Lafon upon certain milestones. Maintenance fees and milestone payments in the amount of $2,401,000, $1,633,000, and $1,633,000 for the years 1997, 1996 and 1995, respectively, were recorded as research and development expense.

  Under the terms of this arrangement, Lafon is to supply finished product for the Company's use in conducting clinical trials, and is to supply bulk modafinil compound for the Company's commercial use at a purchase price equal to a percentage of net product sales achieved. In addition, the Company is to pay trademark and license royalties, which also are based on a percentage of net product sales.

  The Company's rights in Japan are contingent upon entering into an agreement for commercialization of PROVIGIL with a Japanese partner.

10. INCOME TAXES

  At December 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $159,000,000, which will begin to expire in 2003. The net operating loss carryforwards differ from the accumulated deficit principally due to differences in the recognition of certain research and development expenses for financial and federal income tax reporting.

  The amount of net operating loss carryforwards which can be utilized in any one period will be limited by federal income tax regulations since a cumulative change in ownership of more than 50% occurred within a three year period. The Company does not believe that such limitation will have a material adverse impact on the utilization of its carryforwards.

  Significant components of the Company's deferred tax assets for federal and state income taxes as of December 31, is as follows:

                                                                       1997                  1996
                                                                       ----                  ----
  Net operating loss carryforwards  ..........................      $ 54,051,000          $ 25,550,000
  Capitalized research and development expenditures  .........        16,478,000            23,638,000
  Other--net  ................................................         6,657,000               257,000
                                                                    ------------          ------------
  Total deferred tax assets  .................................        77,186,000            49,445,000
  Valuation allowance for deferred tax assets  ...............       (77,186,000)          (49,445,000)
                                                                    ------------          ------------
  Net deferred tax assets  ...................................      $         --          $         --
                                                                    ============          ============

  A valuation allowance was established for 100% of the deferred tax assets as realization of the tax benefits is not assured.

                        CEPHALON, INC. AND SUBSIDIARIES

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The names, ages and positions held by the directors and executive officers of the Company are as follows:


NAME                                  AGE                            POSITION
----                                  ---                            --------
Frank Baldino, Jr., Ph.D.  ........    44        Director, President and Chief Executive Officer and
                                                 founder of the Company

Bruce A. Peacock  .................    46        Director, Executive Vice President and Chief Operating
                                                 Officer

J. Kevin Buchi  ...................    42        Senior Vice President, Finance and Chief Financial Officer

Peter E. Grebow, Ph.D..............    51        Senior Vice President, Worldwide Business Development

Barbara S. Schilberg  .............    48        Senior Vice President, Secretary and General Counsel

Jeffry L. Vaught, Ph.D.  ..........    47        President, Research and Development Division and
                                                 Senior Vice President, Research

Kenneth P. Wolski, M.D.  ..........    55        Senior Vice President, Worldwide Clinical Research and
                                                 Regulatory Affairs

William P. Egan(1)  ...............    53        Director

Robert J. Feeney, Ph.D.(2)  .......    72        Director

Martyn D. Greenacre(1)  ...........    56        Director

Kevin E. Moley(1)  ................    51        Director

Horst Witzel, Dr.-Ing.(2)  ........    70        Director

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

  Dr. Baldino, the founder of the Company, has served as President, Chief Executive Officer and a director since its inception. Dr. Baldino holds several adjunct academic appointments, including Adjunct Professor of Pharmacology at Temple University Medical School, Adjunct Professor of Physiology and Biophysics and Adjunct Professor of Neurology at Allegheny University Hospital. Dr. Baldino received his Ph.D. degree from Temple University. Dr. Baldino currently serves as a director of ViroPharma, Inc., a biopharmaceutical company,

Integrated Systems Consulting Group, Inc., which provides consulting services for information processing, and Pharmacopeia, Inc., a developer of proprietary technology.

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

  Dr. Grebow joined the Company in January 1991 and was Senior Vice President, Drug Development prior to his current position as Senior Vice President, Worldwide Business Development. From 1988 to 1990, Dr. Grebow served as Vice President of Drug Development for Rorer Central Research, a division of Rhone-Poulenc Rorer Pharmaceuticals Inc., a pharmaceutical company. Dr. Grebow received his Ph.D. degree in Chemistry from the University of California, Santa Barbara.

  Ms. Schilberg joined the Company in June 1994 and currently serves as Senior Vice President, Secretary and General Counsel. From 1989 to 1994, she was a partner in the Business and Finance section of the law firm of Morgan, Lewis & Bockius. Ms. Schilberg received her J.D. degree from the University of Virginia.

  Dr. Vaught has headed the Company's research operations since joining the Company in August 1991 and currently serves as President, Research and Development Division and Senior Vice President, Research. Prior to joining the Company, Dr. Vaught served as Assistant Director, CNS Research, for the R.W.J. Pharmaceutical Research Institute, a subsidiary of Johnson & Johnson, a pharmaceutical and consumer products company and CNS Therapeutic Team Leader for Johnson & Johnson sector management from 1990 to 1991. Dr. Vaught received his Ph.D. degree from the University of Minnesota.

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

  Mr. Greenacre was appointed to the Board of Directors in October 1992. Mr. Greenacre has been President, Chief Executive Officer and Director of Delsys Pharmaceutical Corp. since June 1997. From 1993 to 1996, Mr. Greenacre served with Zynaxis Inc., a biopharmaceutical company, as President, Chief Executive Officer and a director. From 1989 to 1992, Mr. Greenacre served as Chairman Europe, SmithKline Beecham Pharmaceuticals.

He joined SmithKline & French, the predecessor to SmithKline Beecham, in 1973 where he held increasingly responsible positions in commercial operations and management. Mr. Greenacre currently serves as a director of IBAH, Inc., which provides clinical research and other development services to pharmaceutical companies, Creative Biomolecules, Inc., a biotechnology company, and Genset s.a., a human genome sciences company.

  Mr. Moley was appointed to the Board of Directors in 1994. In January 1996, Mr. Moley was appointed president and CEO of Integrated Medical Systems, where he has served as a director since 1994. From February 1993 to December 1995, Mr. Moley was Senior Vice President of PCS Health Systems, a provider of prescription management services. From 1984 to 1993 he held positions of increasing responsibility with the U.S. Department of Health and Human Services. Mr. Moley also serves as a director of Merge Technologies, Inc., a medical imaging software company.

  Dr. Witzel was appointed to the Board of Directors in January 1991. From 1986 until his retirement in 1989, Dr. Witzel served as the Chairman of the Board of Executive Directors of Schering AG (a German pharmaceutical company) and, prior to 1986, was a member of the Board of Executive Directors in charge of Production and Technology. Dr. Witzel currently serves as a director of The Liposome Company, Inc. and Aastrom Biosciences, Inc., each a biotechnology company.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by Item 11 is incorporated by reference to the information under the caption "Compensation of Executive Officers and Directors" in the Company's definitive proxy statement for the 1998 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Item 12 is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 1998 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Item 13 is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1998 annual meeting of stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

  The following is a list of the consolidated financial statements of the Company and its subsidiaries and supplementary data included in this report under Item 8:

  Report of Independent Public Accountants.
  Consolidated Balance Sheets as of December 31, 1997 and 1996.
  Consolidated Statements of Operations for the years ended December 31, 1997,
   1996 and 1995.
  Consolidated Statements of Stockholders' Equity for the years ended December
   31, 1997, 1996 and 1995.
  Consolidated Statements of Cash Flows for the years ended December 31, 1997,
   1996 and 1995.
  Notes to Consolidated Financial Statements.

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


EXHIBIT
  NO.
  ---
  3.1             Restated Certificate of Incorporation, as amended. (Exhibit 3.1)(21)

  3.2             Bylaws of the Registrant, as amended. (Exhibit 3.1)(21)

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

  10.2            Deliberately omitted.

  10.3            Stock Purchase Agreement dated July 28, 1995, between Cephalon, Inc. and Kyowa Hakko
                  Kogyo Co., Ltd. (Exhibit 99.3)(18).

  10.4(a)         License Agreement, dated May 15, 1992, between Cephalon, Inc. and Kyowa Hakko Kogyo Co.,
                  Ltd. (Exhibit 10.6)(4)(22).



   EXHIBIT
     NO.
    ---
  10.4(b)         Letter agreement dated March 6, 1995 amending License Agreement between Cephalon, Inc. and
                  Kyowa Hakko Kogyo Co., Ltd. (Exhibit 10.4(6))(16)(22).

  10.5(a)         Supply Agreement, dated January 20, 1993, between Cephalon, Inc. and Laboratoire L. Lafon
                  (Exhibit 10.1)(7)(22).

  10.5(b)         License Agreement, dated January 20, 1993, between Cephalon, Inc. and Laboratoire L. Lafon
                  (Exhibit 10.2)(7)(22).

  10.5(c)         Trademark Agreement, dated January 20, 1993, between Cephalon, Inc. and Genelco S.A.
                  (Exhibit 10.3)(7)(22).

  10.5(d)         Amendment to License Agreement and Supply Agreement, dated July 21, 1993, between
                  Cephalon, Inc. and Laboratoire L. Lafon (Exhibit 10.1)(11)(12).

  10.5(e)         Amendment to Trademark Agreement, dated July 21, 1993, between Cephalon, Inc. and
                  Genelco S.A. (Exhibit 10.2)(12)(22).

  10.5(f)         Amendment No. 3 to License Agreement dated June 8, 1995, between Cephalon, Inc. and
                  Laboratoire L. Lafon (Exhibit 99.2)(17).

  10.5(g)         Amendment No. 4 to License Agreement and Supply Agreement dated August 23, 1995, between Cephalon, Inc. and Laboratoire L. Lafon (Exhibit 10.5(g))(19)(22).

  +10.6(a)        Cephalon, Inc. Amended and Restated 1987 Stock Option Plan (Exhibit 10.7)(4).

  +10.6(b)        Cephalon, Inc. Equity Compensation Plan (Exhibit 10.6(b))(19).

  +10.6(c)          Cephalon, Inc. Non-Qualified Deferred Compensation Plan (Exhibit 10.6(c))(11).

   10.7           Form of Note Purchase Agreement, dated as of January 15, 1997, between Cephalon, Inc. and the several purchasers of Cephalon's Senior Convertible Notes, without exhibits (10.1)(20).

   10.8(a)        Stadol NS Co-promotion Agreement between Cephalon, Inc. and Bristol-Myers Squibb
                  Company, dated as of July 22, 1994 (Exhibit 99.1)(15)(22).

   10.8(b)        Amendment No. 1 dated August 29, 1995 amending Agreement between Cephalon, Inc. and
                  Bristol-Myers Squibb Company (Exhibit 10.8(b))(19)(22).

   10.8(c)        Amendment No. 2 dated February 8, 1996 amending Agreement between Cephalon, Inc. and
                  Bristol-Myers Squibb Company (Exhibit 10.8(c))(19)(22).

   10.8(d)        Serzone Co-promotion Agreement between Cephalon, Inc. and Bristol-Myers Squibb Company, dated as of February 8, 1996 (Exhibit 10.8(d))(19)(221).

   10.9           Deliberately omitted.

   10.10(a)       Amended and Restated Agreement of Limited Partnership, dated as of June 22, 1992, by and among Cephalon Development Corporation, as general partner, and each of the limited partners of Cephalon Clinical Partners, L.P. (Exhibit 10.1)(6).



  EXHIBIT
    NO.
  --------
  10.10(b)        Amended and Restated Product Development Agreement, dated as of August 11, 1992, by and between the Registrant and Cephalon Clinical Partners, L.P. (Exhibit 10.2)(6)(22).

  10.10(c)        Purchase Agreement, dated as of August 11, 1992, by and between the Registrant and each of the limited partners of Cephalon Clinical Partners, L.P. (Exhibit 10.3)(6)(22).

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

  10.10(f)        Incentive Warrant to purchase 115,050 shares of Common Stock of the Registrant issued to
                  PaineWebber Incorporated (Exhibit 10.6)(6).

  10.10(g)        Fund Warrant to purchase 19,950 shares of Common Stock of the Registrant issued to
                  PaineWebber R&D Partners III, L.P. (Exhibit 10.7)(6).

  10.10(h)        Pledge Agreement, dated as of August 11, 1992, by and between Cephalon Clinical Partners, L.P.
                  and the Registrant (Exhibit 10.8)(6).

  10.10(i)        Promissory Note, dated as of August 11, 1992, issued by Cephalon Clinical Partners, L.P. to the
                  Registrant (Exhibit 10.9)(6).

  10.10(j)        Form of Promissory Note, issued by each of the limited partners of Cephalon Clinical Partners,
                  L.P. to Cephalon Clinical Partners, L.P. (Exhibit 10.10)(6).

  10.11           Supply, Distribution and License Agreement, dated as of July 27, 1993, by and between Kyowa
                  Hakko Kogyo Co., Ltd. and Cephalon, Inc. (Exhibit 10.3)(12)(22).

  10.12(a)        Agreement between Cephalon, Inc. and Chiron Corporation dated as of January 7, 1994
                  (Exhibit 10.1)(13)(22).

  10.12(b)        Letter agreement dated January 13, 1995 amending Agreement between Cephalon, Inc. and
                  Chiron Corporation (Exhibit 10.12(b))(16).

  10.12(c)        Letter agreement dated May 23, 1995 amending Agreement between Cephalon, Inc. and Chiron
                  Corporation (19)(22).

  10.13(a)        Agreement between Cephalon, Inc. and TAP Holdings Inc. (formerly TAP Pharmaceuticals
                  Inc.) dated as of May 17, 1994 (Exhibit 99.2)(14)(22).

  10.13(b)        Amendment dated June 28, 1996 amending Agreement between Cephalon, Inc. and TAP
                  Holdings Inc. (Exhibit 10.13(b))(21)(23)

 *21              Subsidiaries of Cephalon, Inc.


    EXHIBIT
      NO.
    -------
 *23.1            Consent of Arthur Andersen LLP.

 *23.2            Consent of Clark & Elbing LLP.

 *24              Power of Attorney (included on the signature page to this Form 10-K Report).

 *27              Financial Data Schedule

 * Filed herewith.


+    Compensation plans and arrangements for executives and others.
(1)  Filed as an Exhibit to the Registration Statement on Form S-1 filed on
     March 15, 1991.
(2)  Filed as an Exhibit to Pre-Effective Amendment No. 1 to the Registration
     Statement on Form S-1 (Registration No. 33-39413) filed on April 19, 1991.
(3)  Filed as an Exhibit to Pre-Effective Amendment No. 2 to the Registration
     Statement on Form S-1 (Registration No. 33-39413) filed on April 22, 1991.
(4)  Filed as an Exhibit to the Transition Report on Form 10-K for transition period from January 1, 1991 to December 31, 1991, as amended by Amendment
     No. 1 filed on September 4, 1992 on Form 8.
(5)  Filed as an Exhibit to the Company's Current Report on Form 8-K filed on
     December 31, 1992.
(6)  Filed as an Exhibit to the Registration Statement on Form S-3 (Registration
     No. 33-56816) filed on January 7, 1993.
(7)  Filed as an Exhibit to the Registration Statement on Form S-3 (Registration
     No. 33-58006) filed on February 8, 1993.
(8)  Filed as an Exhibit to the Company's Annual Report on Form 10-K for the
     fiscal year ended December 31, 1992.
(9)  Filed as an Exhibit to the Company's Current Report on Form 8-K dated June
     8, 1993.
(10) Filed as an Exhibit to the Company's Current Report on Form 8-K filed on
     November 12, 1993.
(11) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the
     fiscal year ended December 31, 1993.
(12) Filed as an Exhibit to the Registration Statement on Form S-3 (Registration
     No. 33-73896) filed on January 10, 1994.
(13) Filed as an Exhibit to the Company's Current Report on Form 8-K dated
     January 10, 1994.
(14) Filed as an Exhibit to the Company's Current Report on Form 8-K dated May
     17, 1994.
(15) Filed as an Exhibit to the Company's Current Report on Form 8-K dated July
     22, 1994.
(16) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the
     fiscal year ended December 31, 1994.
(17) Filed as an Exhibit to the Registration Statement on Amendment No. 1 to
     Form S-3 (Registration No. 33-93964) filed on June 30, 1995.
(18) Filed as an Exhibit to the Registration Statement on Amendment No. 2 to
     Form S-3 (Registration No. 33-93964) filed on July 31, 1995.
(19) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the
     fiscal year ended December 31, 1995.
(20) Filed as an Exhibit to the Registration Statement on Form S-3 (Registration
     No. 333-20321) filed on January 24, 1997.
(21) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the
     fiscal year ended December 31, 1996.
(22) Portions of the Exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment granted by the
     Securities and Exchange Commission.
(23) Portions of the Exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment filed with the
     Securities and Exchange Commission pursuant to Rule 24b-2 under the
     Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 30, 1998  Cephalon, Inc.


                                    By:     /s/   Frank Baldino, Jr., Ph.D.
                                       ------------------------------------
                                              Frank Baldino, Jr., Ph.D.
                                        President and Chief Executive Officer

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


      Signature                                           TITLE                                   DATE
      ---------                                           -----                                   ----
By: /s/   Frank Baldino, Jr., Ph.D.
    -------------------------------               President, Chief Executive                      March 30, 1998
          Frank Baldino, Jr., Ph.D.               Officer and Director
                                                  (Principal executive officer)

By: /s/   Bruce A. Peacock
    -------------------------------               Executive Vice President,                       March 30, 1998
          Bruce A. Peacock                        Chief Operating Officer
                                                  and Director

By: /s/   J. Kevin Buchi
    -------------------------------               Sr. Vice President, Finance                     March 30, 1998
          J. Kevin Buchi                          and Chief Financial Officer
                                                  (Principal financial and
                                                  accounting officer)

By: /s/   William P. Egan
    -------------------------------               Director                                        March 30, 1998
          William P. Egan


By:  /s/   Robert J. Feeney, Ph.D.
     -----------------------------                Director                                        March 30, 1998
           Robert J. Feeney, Ph.D.


By:  /s/   Martyn D. Greenacre
     -------------------------                    Director                                        March 30, 1998
           Martyn D. Greenacre


By:  /s/   Kevin E. Moley
     --------------------                         Director                                        March 30, 1998
           Kevin E. Moley


By:  /s/   Horst Witzel, Dr.-Ing.
     ----------------------------                 Director                                        March 30, 1998
           Horst Witzel, Dr.-Ing

                                 EXHIBIT INDEX
                                 -------------

                                                                         Page
Exhibit No.                                                               No.
-----------                                                              ----

  21                Subsidiaries of Cephalon, Inc.                         2

  23.1              Consent of Arthur Andersen LLP.                        3

  23.2              Consent of Clark & Elbing LLP.                         4

  27                Financial Data Schedule                                5