Form 10-Q
period 1998-03-31
CEPHALON INC
filed 1998-05-15
CIK 873364

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Quarterly Period Ended     March 31, 1998
                                             --------------

     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Transition Period from  ______________ to _______________

   Commission File Number        0-19119
                         ----------------------


                                CEPHALON, INC.
          ----------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)



                   Delaware                                   23-2484489
   ------------------------------------------    -------------------------------
   (State Other Jurisdiction of Incorporation    (I.R.S. Employer Identification
                 or Organization)                              Number)


145 Brandywine Parkway, West Chester, PA                      19380
------------------------------------------       -------------------------------
 (Address of Principal Executive Offices)                   (Zip Code)

Registrant's Telephone Number, Including Area
                 Code                                     (610) 344-0200
                                                 -------------------------------


                                   Not Applicable
   -------------------------------------------------------------------------
   Former Name, Former Address and Former Fiscal Year, If Changed Since Last
                                      Report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes    X     No _______
                                           -------

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                   Class                     Outstanding as of May 8, 1998
          ----------------------------       -----------------------------
          Common Stock, par value $.01            28,443,273 Shares


This Report Includes a Total of 19 Pages

                        CEPHALON, INC. AND SUBSIDIARIES
                        -------------------------------



                                     INDEX
                                     -----


                                                                       Page No.
                                                                       --------

PART  I - FINANCIAL INFORMATION

          Item 1.  Financial Statements (Unaudited)

                   Consolidated Balance Sheets -                           3
                   March 31, 1998 and December 31, 1997

                   Consolidated Statements of Operations -                 4
                   Three months ended March 31, 1998 and 1997

                   Consolidated Statements of Cash Flows -                 5
                   Three months ended March 31, 1998 and 1997

                   Notes to Consolidated Financial Statements              6

          Item 2.  Management's Discussion and Analysis of                 9
                   Financial Condition and Results of Operations

PART II - OTHER INFORMATION

          Item 5.  Other Information                                      18

          Item 6.  Exhibits and Reports on Form 8-K                       18

SIGNATURES                                                                19

                        CEPHALON, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Unaudited)

                                                                 MARCH 31,          DECEMBER 31,
                                                                   1998                1997
                                                               ------------       ---------------
                                          ASSETS
                                          ------
CURRENT ASSETS:
   Cash and cash equivalents                                   $  12,580,000      $   10,271,000
   Reverse repurchase agreements                                  18,990,000          27,414,000
   Short-term investments                                         71,825,000          81,786,000
   Other                                                           7,535,000           7,680,000
                                                               -------------      --------------
          Total current assets                                   110,930,000         127,151,000

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation and amortization of $11,620,000 and $11,099,000     21,757,000          21,853,000
OTHER                                                              2,073,000           2,204,000
                                                               -------------      --------------
                                                               $ 134,760,000      $  151,208,000
                                                               =============      ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                            $   2,978,000      $    2,724,000
   Accrued expenses                                               13,628,000          16,075,000
   Current portion of long-term debt                               1,448,000           1,734,000
                                                               -------------      --------------
          Total current liabilities                               18,054,000          20,533,000


LONG-TERM DEBT   (Note 2)                                         17,972,000          27,587,000
OTHER                                                              2,972,000           2,750,000
                                                               -------------      --------------
          Total liabilities                                       38,998,000          50,870,000
                                                               -------------      --------------

COMMITMENTS AND CONTINGENCIES  (Note 3)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value,
     5,000,000 shares authorized, none issued                             --                  --
   Common stock, $.01 par value, 100,000,000 shares authorized,
     28,424,743 and 27,395,254 shares issued and outstanding         284,000             274,000
   Additional paid-in capital                                    328,523,000         318,450,000
   Accumulated deficit                                          (233,045,000)       (218,386,000)
          Total stockholders' equity                              95,762,000         100,338,000
                                                              --------------      --------------
                                                              $  134,760,000      $  151,208,000
                                                              ==============      ==============

   The accompanying notes are an integral part of these financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)

                                                                      THREE MONTHS ENDED,
                                                                            MARCH 31,
                                                             ---------------------------------------
                                                                   1998                  1997
                                                             -----------------     -----------------
REVENUES:                                                          $3,568,000            $5,628,000

OPERATING EXPENSES:
     Research and development                                      11,974,000            13,177,000
     Selling, general and administrative                            7,169,000             8,697,000
                                                             -----------------     -----------------
                                                                   19,143,000            21,874,000
                                                             -----------------     -----------------

LOSS FROM OPERATIONS                                              (15,575,000)          (16,246,000)
                                                             -----------------     -----------------

INTEREST:
     Income                                                         1,471,000             1,617,000
     Expense                                                         (555,000)             (501,000)
                                                             -----------------     -----------------
                                                                      916,000             1,116,000

                                                             -----------------     -----------------
LOSS                                                             $(14,659,000)         $(15,130,000)
                                                             =================     =================

BASIC AND DILUTED LOSS PER SHARE (Note 1)                              $(0.53)               $(0.61)
                                                             =================     =================


WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                                            27,870,715            24,691,153
                                                             =================     =================


  The accompanying notes are an integral part of these financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                             -----------------------------
                                                                                 1998             1997
                                                                             --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Loss                                                                    $ (14,659,000)   $ (15,130,000)
     Adjustments to reconcile loss to net cash
     used for operating activities:
           Depreciation and amortization                                           521,000          641,000
           Non-cash compensation expense                                           403,000          773,000
           Other                                                                    45,000               --
          (Increase) decrease in operating assets:
               Accounts receivable - contract                                     (267,000)      (2,906,000)
               Other current assets                                                238,000         (970,000)
               Other long-term assets                                              131,000         (147,000)
          Increase(decrease) in operating liabilities:
               Accounts payable                                                    294,000        1,230,000
               Accrued expenses                                                 (2,557,000)        (370,000)
               Other long-term liabilities                                         222,000          217,000
                                                                             -------------    -------------

               Net cash used for operating activities                          (15,629,000)     (16,662,000)
                                                                             -------------    -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                          (425,000)        (599,000)
     Sale leaseback of property and equipment                                           --          333,000
     Sales and maturities of investments, net                                   18,385,000       16,648,000
                                                                             -------------    -------------

               Net cash provided by investing activities                        17,960,000       16,382,000
                                                                             -------------    -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercises of common stock options and warrants                  304,000        1,736,000
     Principal payments on long-term debt                                         (326,000)      (4,111,000)
                                                                             -------------    -------------

               Net cash used for financing activities                              (22,000)      (2,375,000)
                                                                             -------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             2,309,000       (2,655,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  10,271,000        5,671,000
                                                                             -------------    -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $  12,580,000    $   3,016,000
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

   The Company's business of developing and marketing pharmaceutical products is subject to a number of significant risks, including risks inherent in research and development activities and in conducting business in a highly regulated environment. The success of the Company depends upon obtaining the U.S. Food and Drug Administration ("FDA") and foreign regulatory approval to market products under development, including MYOTROPHIN(R) (rhIGF-I) and PROVIGIL(R) (modafinil). There can be no assurance that regulatory authorities will review the Company's marketing applications in a timely manner or that the applications will be approved.

BASIS OF PRESENTATION

   These consolidated financial statements are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial condition and results of operations of the Company as of and for the periods set forth in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. All such adjustments are of a normal, recurring nature. The consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission, which includes financial statements as of and for each of the three years in the period ended December 31, 1997. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full year.

BASIC AND DILUTED LOSS PER SHARE

   The Company has adopted Statement of Financial Standards ("SFAS") No. 128, "Earnings per Share," which requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the effect of converting or exercising all potential dilutive securities also is generally included in the denominator. The Company's calculation of diluted EPS for each of the periods presented does not differ from its calculation of basic EPS since the calculation of diluted EPS excludes the effect of converting or exercising stock options, restricted stock awards, warrants and convertible notes since, due to the loss presented in each period, the effect would be antidilutive. At March 31, 1998, the pro forma conversion or exercise of outstanding options, warrants and convertible notes with conversion or exercise prices at or below $14.00, the closing market price of the Company's common stock at March 31, 1998, would increase the number of shares of common stock outstanding by approximately 8%, or approximately 2,271,000 shares. The pro forma conversions or exercises of all other outstanding options, warrants and convertible notes would increase the number of shares outstanding by an additional 15%, or approximately 4,373,000 shares.

                        CEPHALON, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED)
                                  (Unaudited)

COMPREHENSIVE INCOME

  On January 1, 1998, the Company adopted Statement of Financial Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income or loss and its components in financial statements. For the period presented, comprehensive loss approximated the loss as presented in the accompanying Statements of Operations.

SEGMENT INFORMATION

  On January 1, 1998, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its financial statements. Although this statement need not be applied to interim financial statements in the initial year of application, comparative information will be required for interim periods subsequent to fiscal year ending December 31, 1998.

2. LONG-TERM DEBT
   --------------

  In April 1997, the Company completed a $30,000,000 private placement of senior convertible notes (the "Notes"), which mature in October 1998 and bear interest, payable quarterly in cash or common stock, at a rate of seven percent per annum. During the quarter ended March 31, 1998, $9,575,000 in principal of the Notes was converted into 1,005,000 shares of common stock, resulting in a $1,751,000 outstanding principal balance as of March 31, 1998.

3. COMMITMENTS AND CONTINGENCIES
   -----------------------------

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

  The Company has a contractual option to purchase all of the limited partnership interests in the Partnership (the "Purchase Option") in specified circumstances following the initiation of commercial sales, if any, of MYOTROPHIN. To exercise the Purchase Option, Cephalon is required to make an advance payment of $40,275,000 in cash or, at Cephalon's election, $42,369,000 in shares of the Company's common stock, valued at the market price at the time the Purchase Option is exercised. In addition to the advance payment, the exercise of the Purchase Option requires the Company to make future payments to the former limited partners for a period of eleven years after exercise at a royalty rate of 10.1% (subject to reduction under certain circumstances) of MYOTROPHIN sales in the Territory. If the Company does not exercise the Purchase Option prior to its expiration, the Interim License will terminate and all development and marketing rights to MYOTROPHIN in the

                        CEPHALON, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED)
                                  (Unaudited)

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

LEGAL PROCEEDINGS

  The Company and certain of its officers have been named as defendants in a number of civil actions filed in the U.S. District Court for the Eastern District of Pennsylvania, which have been consolidated. Several of the plaintiffs have been designated by the Court, collectively, as the "lead plaintiff" for purposes of the Private Securities Litigation Reform Act of 1995. The consolidated complaint, filed in October 1996 by the lead plaintiffs, extended and expanded the class period to include purchasers of the Company's securities as well as options to purchase or sell those securities during the period between June 12, 1995 and June 7, 1996. The plaintiffs allege, based in part on statements and opinions expressed at a June 1996 meeting of an FDA advisory committee, that earlier statements by the Company about the results of North American and European clinical studies of MYOTROPHIN were misleading. The plaintiffs seek unspecified damages and other relief. A judgement adverse to the Company could, under some theories of damages, result in an assessment which materially exceeds the coverage obtained under the Company's directors' and officers' liability insurance policy. The Company's motion to dismiss the case was denied, and discovery has commenced and is expected to continue through 1998. Plaintiffs have moved for certification of the class alleged in the consolidated complaint, and initial briefs have been filed by the parties. Based on presently available information, management believes that it has meritorious defenses to the claims and intends to vigorously defend the action. Management believes that it is too early in the proceedings to determine with any certainty the outcome of this action or the potential liability of the Company, if any.

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

Need for Product Approvals

  The success of Cephalon, Inc. ("Cephalon" or the "Company") depends upon obtaining U.S. Food and Drug Administration ("FDA") and foreign regulatory approval to market products under development, including MYOTROPHIN(R) (rhIGF-I) and PROVIGIL(R) (modafinil). There can be no assurance that regulatory authorities will review the Company's marketing applications in a timely manner or that the applications will be approved. An adverse decision by a regulatory authority could adversely influence the decision of another regulatory authority.

Regulatory Uncertainties Related to MYOTROPHIN

  On May 12, 1998, Cephalon and Chiron Corporation ("Chiron") announced that the FDA had issued a letter stating that the companies' new drug application ("NDA") to market MYOTROPHIN in the United States for the treatment of amyotrophic lateral sclerosis ("ALS") was "potentially approvable." Before the NDA can be approved, the FDA has requested the submission of additional information from ongoing clinical studies which demonstrates that MYOTROPHIN is effective in the treatment of ALS. There can be no assurance that any ongoing studies contain information sufficient to demonstrate MYOTROPHIN's efficacy to the satisfaction of the FDA, or that any such information can be obtained in a reasonable timeframe. If the ongoing studies do not contain sufficient additional efficacy data to satisfy the FDA's conditions, a new study would be necessary, which would be expensive and would take several years to complete. There is no assurance that an additional study would be cost-effective to conduct. Even if the Company and Chiron would be willing to conduct an additional study as a pre-approval activity, there can be no assurance that the results of a new study would be sufficient to obtain regulatory approval.

  A marketing authorization application ("MAA") is pending before the European Medicines Evaluation Agency ("EMEA") for approval to market MYOTROPHIN in Europe for the treatment of ALS. Cephalon and Chiron have filed a response to questions from member states, some of which were similar to questions about efficacy and safety previously raised by the FDA. There can be no assurance that the EMEA will approve the application on the basis of the data contained in the MAA. An EMEA decision is binding on all 15 member states of the European Union. If the EMEA requires additional efficacy information, there can be no assurance that satisfactory information can be obtained from ongoing studies or any additional study. A new study would be expensive and take several years to complete. The Company presently believes that it is unlikely that the conduct of an additional study would be cost-effective solely for purposes of regulatory approval in Europe. Even if the Company and Chiron would be willing to conduct an additional study as a pre-approval activity, there can be no assurance that the results of a new study would be sufficient to obtain regulatory approval.

Regulatory Uncertainties Related to PROVIGIL

  The FDA has indicated that the Company's NDA seeking approval to market PROVIGIL for the treatment of excessive daytime sleepiness associated with narcolepsy, is approvable. In the "approvable letter," the FDA requested clarification and/or confirmation of certain information. The Company is preparing to submit a response to this request, and there is no assurance that the information to be included in the response will result in approval of the NDA. The FDA is not under any obligation to review the information in a timely manner, and the Company cannot predict the timing of their decision; however, the Company does not expect that a decision will be made by the FDA any earlier than the end of 1998, and it could be later.

  On April 14, 1998, the Drug Enforcement Administration ("DEA") published a Notice of Proposed Rulemaking to classify modafinil as a controlled substance in
Schedule IV under the Controlled Substances Act (the "CSA"). The public comment period expired on May 14, 1998. In the proposed rule, the DEA has indicated that the final rule will not be completed unless and until the FDA approves the PROVIGIL NDA. Even if the FDA grants marketing authorization, the Company can not launch PROVIGIL until the DEA's classification of modafinil is completed. Status as a controlled substance and the restrictions imposed by the CSA may limit physicians' willingness to prescribe the drug. The commercial impact, if any, resulting from marketing PROVIGIL as a controlled substance can not be predicted. Classification of modafinil as a controlled substance in the United States may cause other regulatory authorities to impose similar controls in other territories licensed by the Company from Lafon.

Volatility of Stock Price

  The market price and trading volume of shares of the Company's common stock is highly volatile, and is expected to continue to be volatile for the foreseeable future. Any future negative announcements (such as adverse regulatory decisions or decisions to delay the MYOTROPHIN or PROVIGIL marketing applications, disputes concerning patent or proprietary rights, or operating results which fall below the market's expectations) could produce significant declines in the price of the Company's common stock. External events, such as favorable news about the Company's competitors, also could negatively affect the price of the Company's common stock.

No Assurance of Profitability from any Product

  Even if MYOTROPHIN and PROVIGIL are approved for commercialization, there can be no assurance that profitable operations can be achieved solely on sales of those products, either individually or in combination, if at all.

  The Company's profits on sales of MYOTROPHIN, if any, will be limited by the relatively small size of the ALS market (approximately 15,000-20,000 people in the United States) and the Company's royalty and profit-sharing arrangements, respectively, with Cephalon Clinical Partners, L.P. (the "Partnership") and Chiron, which reduce the Company's share of profits. Competition from Rilutek(R) (riluzole), which is being marketed in the United States and Europe by Rhone-Poulenc Rorer, Inc. for use in treating ALS, also could reduce the market for MYOTROPHIN. Patients with ALS, given the constraints of drug reimbursement programs, may not be able to support both Rilutek and MYOTROPHIN (as well as any other drugs which may be approved in the future for use in treating ALS), especially if MYOTROPHIN has a higher price than competitive drugs

  Similarly, the market for use of PROVIGIL in narcolepsy patients is relatively small (approximately 125,000 people in the United States, of which 30,000-40,000 are believed to currently seek treatment from a physician). Competition for PROVIGIL is expected in all of the Company's licensed territories, because narcolepsy is currently treated with several drugs, all of which have been available for a number of years and are available in inexpensive generic forms.

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

  Cephalon and its various suppliers must comply with all applicable regulatory requirements of the FDA and foreign authorities, including current Good Manufacturing Practice ("cGMP") regulations. The manufacturing facilities used by the Company and its suppliers are subject to inspection by the FDA and other regulatory authorities at any time during the conduct of clinical studies or commercial operations, to determine compliance with cGMP requirements. The cGMP regulations are complex, and failure to be in compliance could lead to remedial action, civil and criminal penalties and delays in production of material.

Need for Additional Funds

  The majority of the Company's current revenue is derived from collaborative research and development agreements and co-promotion agreements that are subject to termination by the respective third parties. There can be no assurance that any of the Company's collaborations will continue in the future.

  To meet its capital requirements, the Company will need to obtain additional funding through debt and/or equity financings. The Company also may seek additional funding through financing vehicles, such as "off-balance sheet" financing with limited partnerships or corporations. There can be no assurance that such additional funds can be obtained through these sources on terms acceptable to the Company, if at all.

  Any financings using either common stock or securities convertible into common stock would result in the issuance of additional shares and therefore would be dilutive to existing shareholders (i.e., the percentage ownership of the Company by existing shareholders would be reduced). At March 31, 1998, the pro forma conversion or exercise of outstanding options, warrants and convertible notes with conversion or exercise prices at or below $14.00, the closing market price of the Company's common stock at March 31, 1998, would increase the number of shares of common stock outstanding by approximately 8%, or approximately 2,271,000 shares. The pro forma conversions or exercises of all other outstanding options, warrants and convertible notes would increase the number of shares outstanding by an additional 15%, or approximately 4,373,000 shares.

Legal Proceedings

  The Company and certain of its officers have been named as defendants in a number of civil actions filed in the U.S. District Court for the Eastern District of Pennsylvania, which have been consolidated. Several of the plaintiffs have been designated by the Court, collectively, as the "lead plaintiff" for purposes of the Private Securities Litigation Reform Act of 1995. The consolidated complaint, filed in October 1996 by the lead plaintiffs, extended and expanded the class period to include purchasers of the Company's securities as well as options to purchase or sell those securities during the period between June 12, 1995 and June 7, 1996. The plaintiffs allege, based in part on statements and opinions expressed at a June 1996 meeting of an FDA advisory committee, that earlier statements by the Company about the results of North American and European clinical studies of MYOTROPHIN were misleading. The plaintiffs seek unspecified damages and other relief. A judgment adverse to the Company could, under some theories of damages, result in an assessment which materially exceeds the coverage obtained under the Company's directors' and officers' liability insurance policy. The Company's motion to dismiss the case was denied, and discovery has commenced and is expected to continue through 1998. Plaintiffs have moved for certification of the class alleged in the consolidated complaint, and initial briefs have been filed by the parties. Based on presently available information, management believes that it has meritorious defenses to the claims and intends to vigorously defend the action. Management believes that it is too early in the proceedings to determine with any certainty the outcome of this action or the potential liability of the Company, if any.

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

No Assurance of Other Indications

  The Company is evaluating the use of MYOTROPHIN and PROVIGIL for indications other than ALS and narcolepsy, respectively. The Company is currently conducting two studies evaluating MYOTROPHIN for other neurological indications other than ALS. There can be no assurance that the results of any studies in other indications will be positive or sufficient to receive regulatory approval for such indications. The initiation of clinical studies in other indications for MYOTROPHIN and PROVIGIL could be delayed if additional preclinical studies are needed.

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

Limited Distribution Capabilities

  The Company has established a small staff to oversee product manufacturing and distribution, marketing support service, customer service, order entry, shipping and billing, reimbursement assistance, managed care sales support, medical information and sales tracking related to potential commercial activities. Most of these activities are being performed by third parties under contract with the Company. The Company has only limited experience in managing and coordinating the performance of these activities by the third parties.

Year 2000 Compliance

  Cephalon has conducted a review of its computer systems to identify the systems that could be affected by the year 2000 issue and is currently implementing a plan, which includes a review of all hardware/software vendors, as well as other Cephalon suppliers, vendors and partners. Cephalon believes that, with minor modifications to its computer systems, the year 2000 issue will not pose a significant operational problem. The Company is still assessing the possible effects on its operations of the year 2000 readiness of third party vendors; however, the potential impact and related costs, if any, are not known at this time.

Other Risks

     The Company's business is subject to additional significant risks including, but not limited to, the Company's relative inexperience in marketing commercial products, uncertainties associated with obtaining and enforcing its patents, uncertainties associated with the patent rights of others, uncertainties regarding government reforms, product pricing and reimbursement levels, technological change and competition from companies and institutions developing products for the same indications as the Company's product candidates, and reliance by the Company on key personnel.

LIQUIDITY AND CAPITAL RESOURCES

  Cash, cash equivalents, reverse repurchase agreements and investments at March 31, 1998 and December 31, 1997 were $103,395,000 and $119,471,000, respectively, representing 77% and 79%, respectively, of total assets. Cash equivalents, reverse repurchase agreements and investments consisted primarily of short- to intermediate-term obligations of the United States government, overnight reverse repurchase agreements that are collateralized 102% by such government obligations, and short to intermediate-term corporate obligations. Certain of the Company's lease agreements contain covenants that obligate the Company to maintain certain minimum cash and investment balances.

  The following is a summary of selected cash flow information for the three months ended March 31:

                                                                         1998              1997
                                                                         ----              ----
          Net cash used for operating activities.................     $(15,629,000)     $(16,662,000)
          Net cash provided by investing activities..............       17,960,000        16,382,000
          Net cash used for financing activities.................          (22,000)       (2,375,000)

 Net cash used for operating activities

 --Operating cash inflows

  A summary of the major sources of cash receipts reflected in net cash used for operating activities for the three months ended March 31 is as follows:

                                                       1998           1997
                                                       ----           ----
               TAP Holdings......................     $2,465,000     $1,548,000
               Chiron............................        630,000             --
               Medtronic.........................        453,000             --
               Kyowa Hakko.......................        427,000        587,000
               Bristol-Myers Squibb..............             --        453,000
               Other collaborations..............             --        829,000
               Interest..........................      1,740,000      1,617,000


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

  Under an April 1997 agreement with Medtronic, Inc. ("Medtronic"), the Company is co-promoting Intrathecal Baclofen Therapy (ITB) to neurologists and physiatrists in the United States for the treatment of intractable spasticity. The Company receives quarterly compensation based primarily upon sales activity and the attainment of performance targets.

  In July 1993, the Company entered into an agreement (the "Kyowa Hakko Myotrophin Agreement") with Kyowa Hakko Kogyo Co., Ltd. ("Kyowa Hakko") to develop and market MYOTROPHIN (rhIGF-I) in Japan. The payments received from Kyowa Hakko primarily represent reimbursement of MYOTROPHIN (rhIGF-I) supplies for the clinical trials conducted in Japan by Kyowa Hakko.

  Under the agreements with Bristol Myers Squibb Company ("BMS"), Cephalon markets two proprietary products, Stadol NS(R) (butorphanol tartrate) Nasal Spray and Serzone(R) (nefazodone hydrochoride) to neurologists in the United States. Pursuant to the agreements, BMS makes quarterly payments to the Company if the percentage of certain prescriptions written by neurologists exceeds a predetermined base amount. There was no payment recorded from BMS in the first quarter of 1998 since all payments earned for 1997 co-promotion activity were received in 1997.

  Payments from other collaborations received by the Company in 1997 represent research funding under agreements with SmithKline Beecham ("SB") and Schering-Plough Corporation ("SP"), both of which concluded in 1997.

 --Operating cash outflows

  The funding of research and development decreased for the three months ended March 31, 1998 as compared to the same 1997 period, primarily due to costs in the first quarter of 1997 associated with certain license fees and a 17% decrease in staffing levels from the 1997 period to 1998. The decrease was partially offset by a purchase of bulk modafinil compound in the first quarter of 1998. The funding of selling, general and administrative activities decreased for the three months ended March 31, 1998 as compared to the same 1997 period, primarily due to cost reductions associated with the Company's sales and marketing activities and decreases in administrative costs.

 --Operating cash outlook

  The Company expects its cash flow from operating activities to continue to be negative until such time as product approvals, if any, are obtained and revenue received from product sales exceeds funding of operating costs. The Company does not expect sales of PROVIGIL in the United Kingdom to provide a significant source of cash in 1998.

  The major source of the Company's current cash inflows is derived from collaborative research and development agreements and co-promotion agreements. The continuation of the research funding under the agreement with TAP is subject to periodic review by TAP and may be terminated without cause with prior notice. The level of potential payments to be received under the Company's co-promotion agreements is subject to a number of uncertainties related to product sales, including competition from new and existing products and the introduction of controlled substance classification of one of the products being co-promoted by the Company. Potential receipts in 1998 from the Company's co-promotion agreement with BMS is expected to decrease from 1997 levels, and there can be no assurance that the agreement will be renewed when it expires at the end of 1998. In future periods, receipt of payments from Chiron or payments by the Company to Chiron will depend on the relative costs incurred in the MYOTROPHIN program by the two companies. Future receipts from Kyowa Hakko are dependent upon shipment of MYOTROPHIN to supply Kyowa Hakko's clinical trials in Japan.

  The Company expects to continue to expend significant funds on PROVIGIL to prepare for possible U.S. commercialization of this product, including to build inventories, and to investigate the utility of PROVIGIL in other indications. The Company intends to continue to provide funding for its other research and development programs. If the FDA or EMEA were to require an additional study to demonstrate MYOTROPHIN's efficacy, and if the Company were to decide to conduct an additional study, a significant outlay of funds would be required.

  The amount of capital needed to fund operations will depend upon many factors, including the success of the Company's research and development programs, the availability of capital funding, the extent of any collaborative research arrangements, the costs and timing of seeking regulatory approvals of its products, technological changes, competition and the success of the Company's sales and marketing activities.

 Net cash provided by investing activities

  A summary of net cash provided by investing activities for the three months ended March 31 is as follows:

                                                                            1998                1997
                                                                            ----                ----
     Purchases of property and equipment........................           $  (425,000)        $  (599,000)
     Sale leaseback of property and equipment...................                    --             333,000
     Sales and maturities of investments, net...................            18,385,000          16,648,000
                                                                           -----------         -----------
       Net cash provided by investing activities................           $17,960,000         $16,382,000
                                                                           ===========         ===========

  Sales and maturities of investments, net, represent the liquidation of investments, the proceeds of which are used primarily to fund operations.

 Net cash used for financing activities

  A summary of cash used for financing activities for the three months ended March 31 is as follows:

                                                                                     1998               1997
                                                                                     ----               ----
     Proceeds from exercises of common stock options and warrants............         $ 304,000       $ 1,736,000
     Principal payments on long-term debt....................................          (326,000)       (4,111,000)
                                                                                      ---------       -----------
       Net cash used for financing activities................................         $ (22,000)      $(2,375,000)
                                                                                      =========       ===========

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

  The Company has a contractual option to purchase all of the limited partnership interests in the Partnership (the "Purchase Option") in specified circumstances following the initiation of commercial sales, if any, of MYOTROPHIN. To exercise the Purchase Option, Cephalon is required to make an advance payment of $40,275,000 in cash or, at Cephalon's election, $42,369,000 in shares of the Company's common stock, valued at the market price at the time the Purchase Option is exercised. In addition to the advance payment, the exercise of the Purchase Option requires the Company to make future payments to the former limited partners for a period of eleven years after exercise at a royalty rate of 10.1% (subject to reduction under certain circumstances) of MYOTROPHIN sales in the Territory. If the Company does not exercise the Purchase Option prior to its expiration date, the Interim License will terminate and all development and marketing rights to MYOTROPHIN in the Territory would revert to the Partnership, which may commercialize MYOTROPHIN itself or license or assign its rights to a third party. The Company would not receive any benefits from any such commercialization.

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

  To finance its continuing operations and other potential significant cash outflows, the Company will need to obtain additional funding through debt or equity financings. The Company also may seek additional funding through other financing vehicles, such as "off-balance sheet" financing with limited partnerships or corporations. There can be no assurance that such additional funds can be obtained through these sources on terms acceptable to the Company, if at all.


RESULTS OF OPERATIONS

  This section should be read in conjunction with the more detailed discussion under "Liquidity and Capital Resources."

  A summary of revenues and expenses for the three months ended March 31 is as follows:

                                                                                           % CHANGE
                                                            1998            1997         1998 VS. 1997
                                                            ----            ----       -----------------
     Revenues........................................     $ 3,568,000     $ 5,628,000         (37)%
     Research and development expenses...............      11,974,000      13,177,000          (9)
     Selling, general and administrative expenses....       7,169,000       8,697,000         (18)
     Interest income, net............................         916,000       1,116,000         (18)

  The decrease in revenues for the three months ended March 31, 1998 as compared to the corresponding 1997 period resulted primarily from decreases in revenue recognized in the first quarter of 1998 under the Chiron collaboration and the termination of funding under the research and development agreements with SB and SP. Additionally, revenues in the first quarter of 1997 include the recording of a milestone payment from Kyowa Hakko for the filing of the MYOTROPHIN NDA in the United States. The decrease in revenues was partially offset by an increase in revenue recognized under the co-promotion agreements with Medtronic and Aguettant which were initiated in 1997, and an increase in revenue recognized under the TAP Agreement.

  Research and development expenses decreased for the three months ended March 31, 1998 as compared to the corresponding 1997 period, primarily due to a reduction in expenditures related to clinical trials and a reduction in expenses due to a 17% decrease in staffing levels from the 1997 period to 1998. Additionally, research and development expenses in the first quarter of 1997 include expenditures associated with certain license fees. The decrease was partially offset by a purchase of bulk modafinil compound in the first quarter of 1998.

  The decrease in the selling, general and administrative area for the three months ended March 31, 1998 as compared to the corresponding 1997 period, was primarily due to decreases in expenses associated with Company's sales and marketing activities and decreases in administrative expenses.

 Results of Operations Outlook

  The Company expects to continue to incur operating losses unless and until such time as product approvals, if any, are obtained and product sales exceed operating expenses. The Company does not expect sales of PROVIGIL in the United Kingdom to provide a significant source of revenue in 1998.

  The major source of the Company's current revenue is derived from collaborative research and development agreements and co-promotion agreements. The continuation of the research funding under the agreement with TAP is subject to periodic review by TAP and may be terminated without cause with prior notice. The level of potential revenue to be recognized under the Company's co-promotion agreements is subject to a number of uncertainties related to product sales, including competition from new and existing products and the introduction of controlled substance classification of one of the products being co-promoted by the Company. Potential revenue to be recognized in 1998 from the Company's co-promotion agreement with BMS is expected to decrease from 1997 levels, and there can be no assurance that the agreement will be renewed when it expires at the end of 1998. In future periods, revenue or expense to be recognized by the Company under the collaboration with Chiron will depend on the relative costs incurred in the MYOTROPHIN program by the two companies. Revenue recognized under the supply agreement with Kyowa Hakko are dependent upon shipment of MYOTROPHIN to supply Kyowa Hakko's clinical trials in Japan.

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

  The Company expects to have significant fluctuations in quarterly results based on the level and timing of recognition of contract and co-promotion revenues and the incurrence of expenses, and may incur quarterly operating losses in excess of the loss recorded for the three months ended March 31, 1998. Additionally, if the Company were to make the Milestone Payment, exercise the Purchase Option, or purchase the assets or additional interests in the Partnership outside of the Partnership Option, a material charge to earnings could result, depending upon the development status of the underlying technology.

  The Company does not believe that inflation has had a material impact on the results of its operations since inception.

PART II - OTHER  INFORMATION
----------------------------

Item 5.  Other Information

     Cephalon, Inc. announced that its UK subsidiary, Cephalon UK Ltd., had received authorization from the Irish Medicines Board ("IMB") to market PROVIGIL (R) (modafinil) tablets in the Republic of Ireland for the treatment of narcolepsy. Cephalon intends to manufacture PROVIGIL tablets in the United States and launch the drug in the Republic of Ireland upon IMB approval of the U.S. manufacturing arrangements.

Item 6.  Exhibits and Reports on Form 8-K

     (a)    Exhibits:

                 EXHIBIT
                   NO.                    DESCRIPTION OF EXHIBIT
                   ---                    ----------------------

                 27.1             Financial Data Schedule

                 99.1             Press Release Dated May 15, 1998


     (b)    Reports on Form 8-K:

            No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CEPHALON, INC.
                              (Registrant)



May 15, 1998             By    /s/  Frank Baldino, Jr., Ph.D.
                            ---------------------------------

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