Form 10-Q
period 1998-06-30
CEPHALON INC
filed 1998-08-13
CIK 873364

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly Period Ended   June 30, 1998
                                   ------------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Transition Period from  ______________ to _______________

     Commission File Number          0-19119
                             ------------------------


                                CEPHALON, INC.
                      ----------------------------------
            (Exact Name of Registrant as Specified in its Charter)



                  Delaware                                23-2484489
     -----------------------------------             ------------------
(State Other Jurisdiction of Incorporation or          (I.R.S. Employer
              Organization)                         Identification Number)


145 Brandywine Parkway,  West Chester,  PA                  19380
------------------------------------------                  -----
     (Address of Principal Executive Offices)            (Zip Code)


    Registrant's Telephone Number, Including Area Code    (610) 344-0200
                                                       --------------------


                                  Not Applicable
         --------------------------------------------------------
     Former Name, Former Address and Former Fiscal Year, If Changed Since
                                  Last Report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X   No
                                          -----   -----

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                     Outstanding as of August 10, 1998
              -----                     ---------------------------------
     Common Stock, par value $.01                28,630,972 Shares


This Report Includes a Total of 21 Pages

                        CEPHALON, INC. and SUBSIDIARIES
                        -------------------------------

                                     INDEX
                                     -----


                                                                        Page No.
                                                                        -------

PART  I - FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

              Consolidated Balance Sheets -                                3
              June 30, 1998 and December 31, 1997

              Consolidated Statements of Operations -                      4
              Three and six months ended June 30, 1998 and 1997

              Consolidated Statements of Cash Flows -                      5
              Six months ended June 30, 1998 and 1997

              Notes to Consolidated Financial Statements                   6

     Item 2.  Management's Discussion and Analysis of                      9
              Financial Condition and Results of Operations

PART II - OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders          20

     Item 5.  Other Information                                            20

     Item 6.  Exhibits and Reports on Form 8-K                             20

SIGNATURES                                                                 21

                       CEPHALON, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                 June 30,      December 31,
                                                                   1998            1997
                                                                -----------     -----------
                                           ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                  $19,745,000     $10,271,000
     Reverse repurchase agreements                               15,198,000      27,414,000
     Short-term investments                                      56,794,000      81,786,000
     Other                                                        6,634,000       7,680,000
                                                                -----------     -----------
          Total current assets                                   98,371,000     127,151,000


PROPERTY AND EQUIPMENT, net  of accumulated
  depreciation and amortization of $12,122,000 and $11,099,000   21,334,000      21,853,000
OTHER                                                             1,519,000       2,204,000
                                                                -----------     -----------
                                                               $121,224,000    $151,208,000
                                                                ===========     ===========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                            $2,029,000      $2,724,000
     Accrued expenses                                            13,968,000      16,075,000
     Current portion of long-term debt                            1,596,000       1,734,000
                                                                -----------     -----------
          Total current liabilities                              17,593,000      20,533,000

LONG-TERM DEBT   (Note 2)                                        15,990,000      27,587,000
OTHER                                                             3,151,000       2,750,000
                                                                -----------     -----------
          Total liabilities                                      36,734,000      50,870,000
                                                                -----------     -----------

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value,
       5,000,000 shares authorized, none issued                        --              --
    Common stock, $.01 par value, 100,000,000 shares authorized,
      28,607,863 and 27,395,254 shares issued and outstanding       286,000         274,000
    Additional paid-in capital                                  329,864,000     318,450,000
    Accumulated deficit                                        (245,660,000)   (218,386,000)
                                                                -----------     -----------
          Total stockholders' equity                             84,490,000     100,338,000
                                                                -----------     -----------
                                                               $121,224,000    $151,208,000
                                                                ===========     ===========

The accompanying notes are an integral part of these financial statements.

                       CEPHALON, INC.  AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Three Months Ended             Six Months Ended
                                                       June 30,                       June 30,
                                              ---------------------------    ----------------------------
                                                  1998           1997            1998            1997
                                              ------------    -----------    ------------     -----------
REVENUES:                                     $  3,412,000    $ 3,889,000    $  6,980,000     $ 9,517,000

OPERATING EXPENSES:
     Research and development                   10,353,000     14,569,000      22,327,000      27,746,000
     Selling, general and administrative         6,727,000      9,833,000      13,896,000      18,530,000
                                              ------------    -----------    ------------     -----------
                                                17,080,000     24,402,000      36,223,000      46,276,000
                                              ------------    -----------    ------------     -----------

LOSS FROM OPERATIONS                           (13,668,000)   (20,513,000)    (29,243,000)    (36,759,000)
                                              ------------    -----------    ------------     -----------

INTEREST:
     Income                                      1,509,000      2,443,000       2,980,000       4,060,000
     Expense                                      (456,000)    (1,002,000)     (1,011,000)     (1,503,000)
                                              ------------    -----------    ------------     -----------
                                                 1,053,000      1,441,000       1,969,000       2,557,000

                                              ------------    -----------    ------------     -----------
LOSS                                          $(12,615,000)  $(19,072,000)   $(27,274,000)   $(34,202,000)
                                              ============    ===========    ============     ===========

BASIC AND DILUTED LOSS PER SHARE  (Note 1)          $(0.44)        $(0.76)         $(0.97)         $(1.37)
                                              ============    ===========    ============     ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                         28,514,180     25,103,831      28,159,262      24,909,222
                                              ============    ===========    ============     ===========

  The accompanying notes are an integral part of these financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                          Six Months Ended
                                                                              June 30,
                                                                ----------------------------------
                                                                      1998              1997
                                                                ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Loss                                                          $(27,274,000)     $(34,202,000)
     Adjustments to reconcile loss to net cash
     used for operating activities:
           Depreciation and amortization                              1,023,000         1,279,000
           Non-cash compensation expense                                936,000         1,650,000
           Other                                                         47,000                --
          (Increase) decrease in operating assets:
               Accounts receivable - contract                           348,000        (1,168,000)
               Other current assets                                     504,000          (794,000)
               Other long-term assets                                   (55,000)       (1,668,000)
          Increase (decrease) in operating liabilities:
               Accounts payable                                        (654,000)        2,790,000
               Accrued expenses                                      (2,198,000)        2,660,000
               Other long-term liabilities                              401,000           396,000
                                                                ----------------  ----------------

               Net cash used for operating activities               (26,922,000)      (29,057,000)
                                                                ----------------  ----------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                               (504,000)       (1,043,000)
     Sale leaseback of property and equipment                                --           743,000
     Sales and maturities of investments, net                        37,208,000         7,287,000
                                                                ----------------  ----------------

               Net cash provided by investing activities             36,704,000         6,987,000
                                                                ----------------  ----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercises of common stock options and warrants       391,000         2,535,000
     Proceeds from issuance of long-term debt                                --        30,000,000
     Principal payments on long-term debt                              (699,000)       (4,496,000)
                                                                ----------------  ----------------

          Net cash (used for) provided by financing activities       (308,000)       28,039,000
                                                                ----------------  ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             9,474,000         5,969,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       10,271,000         5,671,000
                                                                ----------------  ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $19,745,000       $11,640,000
                                                                ================  ================

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

  The Company's business of developing and marketing pharmaceutical products is subject to a number of significant risks, including risks inherent in research and development activities and in conducting business in a highly regulated environment. The Company is highly dependent upon obtaining the U.S. Food and Drug Administration ("FDA") approval to market PROVIGIL(R) (modafinil) Tablets. There can be no assurance that the FDA will review the Company's PROVIGIL marketing application in a timely manner or that the application will be approved.

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

BASIC AND DILUTED LOSS PER SHARE

  The Company has adopted Statement of Financial Standards ("SFAS") No. 128, "Earnings per Share," which requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the effect of converting or exercising all potentially dilutive securities also is generally included in the denominator. The Company's calculation of diluted EPS excludes the effect of converting or exercising stock options, restricted stock awards, warrants and convertible notes since, due to the loss presented in each period, the effect would be antidilutive.

COMPREHENSIVE INCOME

  On January 1, 1998, the Company adopted Statement of Financial Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income or loss and its components in financial statements. For the periods presented, comprehensive loss approximated the loss as presented in the accompanying Statements of Operations.

                       CEPHALON, INC. AND SUBSIDIARIES

                                  (Unaudited)

Segment Information

  On January 1, 1998, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its financial statements. This statement need not be applied to interim financial statements in the initial year of application.

2. LONG-TERM DEBT
   --------------

  In April 1997, the Company completed a $30,000,000 private placement of senior convertible notes (the "Notes"), which mature in October 1998 and bear interest, payable quarterly in cash or common stock, at a rate of seven percent per annum. As of December 31, 1997, $18,674,000 in principal of the Notes had been converted into 1,938,000 shares of common stock. During the six months ended June 30, 1998, $11,035,000 in principal of the Notes was converted into 1,145,000 shares of common stock, resulting in a $291,000 outstanding principal balance as of June 30, 1998.

3. COMMITMENTS AND CONTINGENCIES
   -----------------------------

RELATED PARTY

  Cephalon Clinical Partners, L.P. (the "Partnership") has granted the Company an exclusive license (the "Interim License") to manufacture and market MYOTROPHIN for human therapeutic use within the United States, Canada and Europe (the "Territory") in return for certain royalty payments and a payment of approximately $16,000,000 (the "Milestone Payment") that is to be made if MYOTROPHIN receives regulatory approval in the United States or certain other countries within the Territory. The Company has the option to pay the Milestone Payment in cash, common stock, or a combination thereof.

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

  Late in 1995, the Partnership depleted all of its available funding and has not provided further funding of MYOTROPHIN development costs to the Company. The amount of additional funding required for further development is determined by the Partnership's general partner in advance of each quarter, and each quarter, the Company has the right, but not the obligation, to contribute such funds. If the Company decides to discontinue funding of the MYOTROPHIN program, the Purchase Option and Interim License will terminate and commercialization rights to MYOTROPHIN will revert back to the Partnership, as described in the preceding paragraph.

  The January 1994 collaboration between the Company and Chiron Corporation ("Chiron") is subject to the rights of the Partnership. The Company is solely responsible for making any royalty and milestone payments owed to the Partnership and for funding the Purchase Option, if it elects to exercise the option.

  The general partner of the Partnership is a wholly-owned subsidiary of the Company, which owns 1% of the Partnership.

                       CEPHALON, INC. AND SUBSIDIARIES

                                  (Unaudited)

LEGAL PROCEEDINGS

  The Company and certain of its officers have been named as defendants in a number of civil actions filed in the U.S. District Court for the Eastern District of Pennsylvania, which have been consolidated. Several of the plaintiffs have been designated by the Court, collectively, as the "lead plaintiff" for purposes of the Private Securities Litigation Reform Act of 1995. The consolidated complaint, filed in October 1996 by the lead plaintiffs, extended and expanded the class period to include purchasers of the Company's securities as well as options to purchase or sell those securities during the period between June 12, 1995 and June 7, 1996. The plaintiffs allege, based in part on statements and opinions expressed at a June 1996 meeting of an FDA advisory committee, that earlier statements by the Company about the results of North American and European clinical studies of MYOTROPHIN were misleading. The plaintiffs seek unspecified damages and other relief. The Company's motion to dismiss the case was denied, and discovery has commenced and is expected to continue through 1998. Plaintiffs have moved for certification of the class alleged in the consolidated complaint, and the Company has opposed the certification. The Court has not rendered a decision on the motion. A judgement adverse to the Company could, under some theories of damages, result in an assessment which materially exceeds the coverage obtained under the Company's directors' and officers' liability insurance policy. Based on presently available information, management believes that it has meritorious defenses to the claims and intends to vigorously defend the action. Management believes that it is too early in the proceedings to determine with any certainty the outcome of this action or the potential liability of the Company, if any.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Risks Related to Cephalon's Business

  The statements under this caption are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the forward-looking statements in this Report as well as statements presented elsewhere (whether orally or in writing) by management of the Company. The following information is not intended to limit in any way the characterization of other statements or information in this Report as cautionary statements for such purpose.

Need for PROVIGIL(R) (modafinil) Tablets Approval

  The Company is highly dependent upon obtaining U.S. Food and Drug Administration ("FDA") approval to market PROVIGIL. There can be no assurance that the FDA will review the Company's PROVIGIL marketing application in a timely manner or that the application will be approved.

Regulatory Uncertainties Related to PROVIGIL

  In its December 1997 "approvable letter," the FDA requested clarification and/or confirmation of certain information contained in the Company's new drug application ("NDA") seeking approval to market PROVIGIL for the treatment of excessive daytime sleepiness associated with narcolepsy. The Company has submitted a response to this request, and the FDA has indicated that its target date for a decision on the NDA is December 31, 1998. This date represents only a goal of the agency and its review could take longer. There can be no assurance that the FDA will approve the NDA in a timely manner or at all.

  On April 14, 1998, the Drug Enforcement Administration ("DEA") published a Notice of Proposed Rulemaking to classify modafinil as a controlled substance in
Schedule IV under the Controlled Substances Act (the "CSA"). The public comment period expired on May 14, 1998. In the proposed rule, the DEA has indicated that the final rule will not be completed unless and until the FDA approves the PROVIGIL NDA. Even if the FDA grants marketing authorization, the Company can not initiate sales of PROVIGIL in the United States until the DEA's classification of modafinil is completed. The DEA is not obligated to promulgate the final rule by any specific date, and a delay in the final rule could delay the initiation of sales. The commercial impact, if any, resulting from marketing PROVIGIL as a controlled substance cannot be predicted; however, status as a controlled substance and the restrictions imposed by the CSA may limit physicians' willingness to prescribe the drug. Classification of modafinil as a controlled substance in the United States may cause other regulatory authorities to impose similar controls in other territories in which the Company markets or plans to market PROVIGIL.

Regulatory Uncertainties Related to MYOTROPHIN(R) (rhIGF-I) Injection

  The prospects for regulatory approval of MYOTROPHIN continue to be very uncertain in the United States and Europe. In May 1998, the FDA issued a letter stating that the new drug application ("NDA") by Cephalon and Chiron Corporation ("Chiron") to market MYOTROPHIN in the United States for the treatment of amyotrophic lateral sclerosis ("ALS") was "potentially approvable," contingent, however, upon the submission of additional information from ongoing clinical studies which demonstrates to the satisfaction of the FDA that MYOTROPHIN is effective in the treatment of ALS. Cephalon and Chiron are preparing to submit information available through August 1997 from the ongoing treatment investigational new drug ("T-IND") program. It is the only additional clinical data available at this time to be submitted to the NDA. The T-IND is a compassionate use program that is neither placebo-controlled nor blinded, and therefore is not designed to produce evidence of efficacy. There can be no assurance that this information will be sufficient to demonstrate MYOTROPHIN's efficacy to the satisfaction of the FDA. The Company does not believe that the collection of any additional information from the compassionate use program would be cost-effective or timely. The study of MYOTROPHIN in ALS patients being conducted by Kyowo Hakko in Japan is not under the control of Cephalon and results from that study are not expected in the foreseeable future.

  If the information submitted to the FDA does not prove to be sufficient for approval and additional efficacy data is required, a new study would be necessary, which would be expensive and would take several years to complete. There is no assurance that the potential profits from sales of MYOTROPHIN would make an additional study cost-effective to conduct. See "No Assurance of Profitability from any Product." Even if an additional study were to be conducted, there can be no assurance that the results of a new study would be sufficient to obtain regulatory approval.

  A marketing authorization application ("MAA") is pending before the European Medicines Evaluation Agency ("EMEA") for approval to market MYOTROPHIN in Europe for the treatment of ALS. The member states, like the FDA, have questioned whether the results of two controlled studies submitted in support of the MAA are adequate for purposes of approval. Cephalon and Chiron have filed a response to these questions explaining why the companies believe the two studies are adequate evidence of MYOTROPHIN's efficacy and safety. There can be no assurance that the EMEA will approve the application on the basis of the data contained in the MAA. An EMEA decision is binding on all 15 member states of the European Union. If the EMEA requires additional efficacy information, there can be no assurance that satisfactory information can be obtained from ongoing studies in a timely manner, or at all, for the reasons described above. Furthermore, based on Cephalon's current assumptions, it is unlikely that an additional study would be cost-effective solely for purposes of regulatory approval in Europe. Even if an additional study were to be conducted, there can be no assurance that the results of a new study would be sufficient to obtain regulatory approval.

  An adverse decision by the FDA could adversely influence the decision of the EMEA, or vice versa.

Need for Additional Funds

  The majority of the Company's current revenue is derived from collaborative research and development agreements and co-promotion agreements that are subject to termination by the respective third parties. There can be no assurance that revenues from any of the agreements will continue.

  As of June 30, 1998, the Company's cash and investment resources are sufficient to fund operations for at least twelve months, assuming then-current expense and revenue rates. To meet its longer-term capital requirements, the Company will need to obtain additional funding through debt and/or equity financings. In addition, the Company is seeking additional corporate collaborations to fund its research programs, which may require the Company to license rights to certain of its technologies, product candidates or products. The Company also may seek additional funding through financing vehicles, such as "off-balance sheet" financing with limited partnerships or corporations. There can be no assurance that such additional funds can be obtained through these sources on terms acceptable to the Company, if at all. If adequate additional funds are not obtained, the Company would have to reduce its expenses by significantly curtailing or eliminating one or more of its activities or programs.

Potential Dilution

  Any financings using either common stock or securities convertible into common stock would result in the issuance of additional shares and therefore would be dilutive to existing shareholders (i.e., the percentage ownership of the Company by existing shareholders would be reduced). At June 30, 1998, the pro forma conversion or exercise of outstanding options, warrants and convertible notes with conversion or exercise prices at or below $6.50, the closing market price of the Company's common stock at June 30, 1998, would increase the number of shares of common stock outstanding by approximately 1%, or approximately 302,000 shares. The pro forma conversions or exercises of all other outstanding options, warrants and convertible notes would increase the number of shares outstanding by an additional 22%, or approximately 6,194,000 shares.

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

No Assurance of Profitability from any Product

  Even if PROVIGIL or MYOTROPHIN is approved for commercialization, there can be no assurance that profitable operations can be achieved solely, if at all, on sales of either or both of those products.

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

  Similarly, the Company's profits on sales of MYOTROPHIN, if any, would be limited by the relatively small size of the ALS market (approximately 15,000-20,000 people in the United States) and the Company's financial arrangements with Cephalon Clinical Partners, L.P. (the "Partnership") and Chiron, which would reduce the Company's potential profits from product sales. In addition, the Company is required to make a milestone payment to the Partnership upon MYOTROPHIN approval in the United States or certain other territories, and would need to exercise a purchase option from the Partnership in order to retain rights to MYOTROPHIN, which further reduces the Company's potential return on investment. Competition from Rilutek(R) (riluzole), which is being marketed in the United States and Europe by Rhone-Poulenc Rorer, Inc. for use in treating ALS, also could reduce the market for MYOTROPHIN. Patients with ALS, given the constraints of drug reimbursement programs, may not be able to support both Rilutek and MYOTROPHIN (as well as any other drugs which may be approved in the future for use in treating ALS), especially if MYOTROPHIN has a higher price than competitive drugs.

Manufacturing Uncertainties

  Laboratoire L. Lafon ("Lafon") is the sole supplier of bulk modafinil compound for the Company. Furthermore, the Company has only one supplier that is qualified to manufacture finished PROVIGIL tablets for commercial or clinical use, and one of the raw materials used as an excipient in the finished product is obtained through a company which is believed to be the only available source of the material.

  Cephalon relies on Chiron's U.S. manufacturing facility (the "Chiron Facility") as the sole source of supply for MYOTROPHIN. Chiron has only limited experience in producing rhIGF-I on a commercial scale, and there can be no assurance that the transition to ongoing commercial production would be successful, if MYOTROPHIN is approved for commercialization.

  There can be no assurance that Cephalon would be able to establish or locate alternative, cost-effective sources of supply for materials if any of the sole suppliers could not produce sufficient quantities of materials. Failure to locate alternative supplies of materials could result in significant costs and delays, damage the commercial prospects for products under development, including PROVIGIL and MYOTROPHIN, and have a material adverse effect on the Company.

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

Legal Proceedings

  The Company and certain of its officers have been named as defendants in a number of civil actions filed in the U.S. District Court for the Eastern District of Pennsylvania, which have been consolidated. Several of the plaintiffs have been designated by the Court, collectively, as the "lead plaintiff" for purposes of the Private Securities Litigation Reform Act of 1995. The consolidated complaint, filed in October 1996 by the lead plaintiffs, extended and expanded the class period to include purchasers of the Company's securities as well as options to purchase or sell those securities during the period between June 12, 1995 and June 7, 1996. The plaintiffs allege, based in part on statements and opinions expressed at a June 1996 meeting of an FDA advisory committee, that earlier statements by the Company about the results of North American and European clinical studies of MYOTROPHIN were misleading. The plaintiffs seek unspecified damages and other relief. The Company's motion to dismiss the case was denied, and discovery has commenced and is expected to continue through 1998. Plaintiffs have moved for certification of the class alleged in the consolidated complaint, and the Company has opposed the certification. The Court has not rendered a decision on the motion. A judgment adverse to the Company could, under some theories of damages, result in an assessment which materially exceeds the coverage obtained under the Company's directors' and officers' liability insurance policy. Based on presently available information, management believes that it has meritorious defenses to
the claims and intends to vigorously defend the action.   Management believes
that it is too early in the proceedings to determine with any certainty the outcome of this action or the potential liability of the Company, if any.

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

No Assurance of Other Indications

  The Company is evaluating the use of MYOTROPHIN and PROVIGIL for indications other than ALS and narcolepsy, respectively. The Company is conducting two studies evaluating MYOTROPHIN for neurological indications other than ALS. There can be no assurance that the results of any studies in other indications will be positive or sufficient to receive regulatory approval for such indications. The initiation of clinical studies in other indications for PROVIGIL could be delayed for a number of reasons, including lack of resources and the need to conduct additional preclinical studies.

Impact of Other Studies

  The results of clinical studies by third parties related to product candidates under development by the Company, including studies of rhIGF-I being conducted by the Company's licensee in Japan and clinical studies of modafinil being conducted by Lafon and its licensees in other countries, are required to be reported by the Company to the FDA and other regulatory authorities. Negative efficacy results from clinical studies or adverse experiences reported in clinical studies or marketing activities could adversely affect the regulatory review of the Company's marketing applications for the same product candidates.

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

Year 2000 Compliance

  Cephalon has conducted a review of its computer systems to identify the systems that could be affected by the year 2000 issue and has implemented a plan to review all hardware/software vendors, as well as other important Cephalon suppliers, vendors and partners. Cephalon believes that, with minor modifications to its computer systems, the year 2000 issue will not pose a significant operational problem. The Company is assessing the possible effects on its operations of the year 2000 readiness of third party vendors; however, the potential impact and related costs, if any, are not known at this time.

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


LIQUIDITY AND CAPITAL RESOURCES

  Cash, cash equivalents, reverse repurchase agreements and investments at June 30, 1998 and December 31, 1997 were $91,737,000 and $119,471,000, respectively, representing 76% and 79%, respectively, of total assets. Cash equivalents, reverse repurchase agreements and investments consisted primarily of short- to intermediate-term obligations of the United States government, overnight reverse repurchase agreements that are collateralized 102% by such government obligations, and short to intermediate-term corporate obligations. Under the terms of a capital lease agreement, the company must maintain a minimum balance in unrestricted cash and investments of $30,000,000 or deliver to the lessor an irrevocable letter of credit in the amount of the then outstanding balance due on all leased equipment.

  The following is a summary of selected cash flow information for the six months ended June 30:

                                                               1998              1997
                                                         ----------------  ----------------
Net cash used for operating activities.................     $(26,922,000)     $(29,057,000)
Net cash provided by investing activities..............       36,704,000         6,987,000
Net cash (used for) provided by financing activities...         (308,000)       28,039,000

Net cash used for operating activities

 --Operating cash inflows

  A summary of the major sources of cash receipts reflected in net cash used for operating activities for the six months ended June 30 is as follows:

                                           1998           1997
                                       -------------  -------------
   TAP Holdings......................     $4,584,000     $3,382,000
   Chiron............................      1,962,000      2,614,000
   Medtronic.........................        958,000             --
   Kyowa Hakko.......................        459,000      1,487,000
   Bristol-Myers Squibb..............        503,000      1,560,000
   Aguettant.........................        250,000             --
   Other.............................        225,000      1,601,000
   Interest..........................      3,279,000      4,005,000


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

  Under the agreements with Bristol Myers Squibb Company ("BMS"), Cephalon markets two BMS proprietary products, Stadol NS(R) (butorphanol tartrate) Nasal Spray and Serzone(R) (nefazodone hydrochoride), to neurologists in the United States. Pursuant to the agreements, BMS makes quarterly payments to the Company if the percentage of certain prescriptions written by neurologists exceeds a predetermined base amount. The decrease in amounts received from BMS is because the 1998 period contains a payment for only first quarter 1998 co-promotion activity, while the amount received by the Company in the first half of 1997 represents payments earned for both fourth quarter 1996 and first quarter 1997 co-promotion activity. Additionally, sales of the co-promoted products have decreased from the 1997 period.

  In December 1997, the Company entered into a ten-year agreement with Laboratoire Aguettant S.A. ("Aguettant") to promote and market Apokinon(R) (apomorphine hydrocloride) to neurologists in France. The Company receives quarterly compensation from Aguettant based primarily on a fee per unit of APOKINON sold.

  Cash received from other collaborations by the Company in 1998 represents a payment from Nippon Shoji Kaisha, Ltd. ("Nippon Shoji") upon the execution of an agreement between the Company and Nippon Shoji for the development and marketing of modafinil in Japan. Payments from other collaborations received by the Company in 1997 represent research funding under agreements with SmithKline Beecham ("SB") and Schering-Plough Corporation ("SP"), both of which concluded in 1997.

 --Operating cash outflows

  The funding of research and development decreased for the six months ended June 30, 1998 as compared to the same 1997 period, primarily due to decreases in costs associated with clinical trials and a 20% decrease in staffing levels. Additionally, costs associated with the purchase of bulk modafinil compound, license fees and other research and development costs decreased from the corresponding 1997 period. The funding of selling, general and administrative activities decreased for the six months ended June 30, 1998 as compared to the same 1997 period, primarily due to delays in pre-marketing efforts associated with the Company's sales and marketing in support of the products in development and decreases in external administrative costs.

 --Operating cash outlook

  The Company expects its cash flow from operating activities to continue to be negative until such time as product approvals, if any, are obtained in the United States and revenue received from product sales exceeds funding of operating costs. Although the Company is currently marketing PROVIGIL in the United Kingdom, sales of PROVIGIL in the United Kingdom are not expected to provide a significant source of cash. Even if PROVIGIL is approved for sale in the United States, the Company expects its cash flow from operating activities to continue to be negative for at least several years.

  The major source of the Company's current cash inflows is derived from collaborative research and development agreements and co-promotion agreements. The continuation of the research funding under the agreement with TAP is subject to periodic review by TAP and may be terminated without cause with prior notice. The level of potential payments to be received under the Company's co-promotion agreements with BMS or Medtronic is subject to a number of uncertainties related to product sales, including competition from new and existing products and the introduction of controlled substance classification of Stadol NS(R) (butorphanol tartrate) Nasal Spray, one of the two BMS proprietary products being co-promoted by the Company. Potential receipts in 1998 from the Company's co-promotion agreement with BMS, which are principally from STADOL NS sales, are expected to decrease from 1997 levels. There can be no assurance that either co-promotion agreement will be renewed when it expires. In future periods, receipt of payments from Chiron or payments by the Company to Chiron will depend upon the joint budget agreed to by both companies and the relative costs incurred in the MYOTROPHIN program by the two companies. The Company may incur costs beyond the joint budget, which are the sole responsibility of the Company. Future receipts from Kyowa Hakko are dependent upon shipment of MYOTROPHIN to supply Kyowa Hakko's clinical trials in Japan.

  The Company expects to continue to expend significant funds on PROVIGIL to prepare for possible U.S. commercialization of this product, including to build inventories and to investigate the utility of PROVIGIL in Phase IV clinical trials and other indications. If MYOTROPHIN does not receive regulatory approval in the United States or Europe, the Company will evaluate what level of future expenditures, if any, is appropriate for the MYOTROPHIN program. If the FDA or EMEA were to require an additional study to demonstrate MYOTROPHIN's efficacy, and if the Company were to decide to conduct an additional study, a significant outlay of funds would be required.

  The amount of capital needed to fund operations will depend upon many factors, including the success of the Company's research and development programs, the extent of any collaborative research arrangements, the costs and timing of seeking regulatory approvals of its products, technological changes, competition and the success of the Company's sales and marketing activities.

  Net cash provided by investing activities

  A summary of net cash provided by investing activities for the six months ended June 30 is as follows:

                                                                       1998                1997
                                                                ------------------  ------------------
Purchases of property and equipment............................       $  (504,000)        $(1,043,000)
Sale leaseback of property and equipment.......................                --             743,000
Sales and maturities of investments, net.......................        37,208,000           7,287,000
                                                                      -----------         -----------
  Net cash provided by investing activities....................       $36,704,000         $ 6,987,000
                                                                      ===========         ===========

  Sales and maturities of investments, net, represent the liquidation of investments, the proceeds of which are used primarily to fund operations.

Net cash used for financing activities

  A summary of cash used for financing activities for the six months ended June 30 is as follows:

                                                                                1998              1997
                                                                          ----------------  ----------------
Proceeds from exercises of common stock options and warrants............        $ 391,000       $ 2,535,000
Proceeds from the issuance of long-term debt............................               --        30,000,000
Principal payments on long-term debt....................................         (699,000)       (4,496,000)
                                                                                ---------       -----------
  Net cash (used for) provided by financing activities..................        $(308,000)      $28,039,000
                                                                                =========       ===========


  The extent and timing of future warrant and option exercises, if any, are primarily dependent upon the market price of the Company's common stock and general financial market conditions, as well as the exercise prices and expiration dates of the warrants and options.

  The proceeds from the issuance of long-term debt in the six months ended June 30, 1997 consists of a $30,000,000 private placement of senior convertible notes. Conversions as of June 30, 1998 have reduced the principal balance outstanding to $291,000.

  The decrease in principal payments on long-term debt for the six months ended June 30, 1998 from the corresponding 1997 period is due to the repayment in full in March 1997 of the $3,750,000 balance due on an unsecured bank loan.

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

  Late in 1995, the Partnership depleted all of its available funding and has not provided further funding of MYOTROPHIN development costs to the Company. The amount of additional funding required for further development is determined by the Partnership's general partner in advance of each quarter, and each quarter, the Company has the right, but not the obligation, to contribute such funds. If the Company decides to discontinue funding of the MYOTROPHIN program, the Purchase Option and Interim License will terminate and commercialization rights to MYOTROPHIN will revert back to the Partnership, as described in the preceding paragraph.

  The January 1994 collaboration between the Company and Chiron Corporation ("Chiron") is subject to the rights of the Partnership. The Company is solely responsible for making any royalty and milestone payments owed to the Partnership and for funding the Purchase Option, if it elects to exercise the option.

  The general partner of the Partnership is a wholly-owned subsidiary of the Company, which owns 1% of the Partnership.

  --Legal Proceedings

  The Company and certain of its officers have been named as defendants in a number of civil actions, which have been consolidated, alleging that various statements by the Company about the North American and European trial results of MYOTROPHIN were misleading. See "Certain Risks Related to the Company's Business."

 Funding Requirements Outlook

  As described above, the Company expects to continue to use its current cash and investment balance to fund operations. The Company believes that its cash and investment balance as of June 30, 1998 is adequate to fund the then-current level of operations for at least twelve months. To finance continuing operations and to finance other potential significant cash outflows, such as those associated with marketing a product if approval is obtained or Phase IV and other clinical trials, the Company will need to obtain additional funding through debt and/or equity financings. Additionally, the Company may seek to obtain additional funding through corporate collaborations or through other financing vehicles, such as "off-balance sheet" financing with limited partnerships or corporations. There can be no assurance that such additional funds can be obtained through these sources on terms acceptable to the Company, if at all.

RESULTS OF OPERATIONS

  This section should be read in conjunction with the more detailed discussion under "Liquidity and Capital Resources."

  A summary of revenues and expenses for the six months ended June 30 is as follows:


                                                                                      % CHANGE
                                                       1998            1997         1998 vs. 1997
                                                  --------------  --------------  -----------------
Revenues........................................     $ 6,980,000     $ 9,517,000         (27)%
Research and development expenses...............      22,327,000      27,746,000         (20)
Selling, general and administrative expenses....      13,896,000      18,530,000         (25)
Interest income, net............................       1,969,000       2,557,000         (23)


  The decrease in revenues for the six months ended June 30, 1998 as compared to the corresponding 1997 period resulted primarily from decreases in revenue recognized in the 1998 period under the Chiron collaboration and the termination of funding under the research and development agreements with SB and SP. Additionally, revenues in the first quarter of 1997 include the recording of a milestone payment from Kyowa Hakko for the filing of the MYOTROPHIN NDA in the United States. The decrease in revenues was partially offset by revenue recognized under the co-promotion agreements with Medtronic and Aguettant, both of which were initiated in 1997.

  Research and development expenses decreased for the six months ended June 30, 1998 as compared to the corresponding 1997 period, primarily due to a reduction in expenditures associated with clinical trials and a 20% decrease in staffing levels. Additionally, the expenses associated with the purchase of bulk modafinil compound, license fees and other research and development costs decreased from the corresponding 1997 period.

  The decrease in the selling, general and administrative area for the six months ended June 30, 1998 as compared to the corresponding 1997 period, was primarily due to delays in pre-marketing efforts associated with Company's sales and marketing activities in support of the products in development and decreases in external administrative expenses.

  Results for the three months ended June 30, 1998 as compared to the corresponding 1997 period were similarly affected by the items discussed above in the six months comparison.

 Results of Operations Outlook

  The Company expects to continue to incur operating losses unless and until such time as product approvals, if any, are obtained in the United States and product sales exceed operating expenses. Although the Company is currently marketing PROVIGIL in the United Kingdom, sales of PROVIGIL in the United Kingdom are not expected to provide a significant source of revenue. Even if PROVIGIL is approved for sales in the United States, the Company expects to continue to incur operating losses for at least several years.

  The majority of the Company's current revenue is derived from collaborative research and development agreements and co-promotion agreements. The continuation of any of these agreements is subject to the achievement of certain milestones and periodic review by the parties involved. Additionally, all agreements have termination clauses allowing either party to end the funding under those agreements.

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

  The Company expects to have significant fluctuations in quarterly results based on the level and timing of recognition of contract and co-promotion revenues and the incurrence of expenses, and may incur quarterly operating losses in excess of the loss recorded for the three months ended June 30, 1998.

  The Company does not believe that inflation has had a material impact on the results of its operations since inception.

PART II - OTHER  INFORMATION
----------------------------

Item 4.  Submission of Matters to a Vote of Security-Holders:

The following was voted upon at the annual meeting of stockholders of Cephalon, Inc. held in Frazer, Pennsylvania on May 15, 1998:

I.  On the election of the following persons as directors:

                                                      NUMBER OF VOTES
                                    --------------------------------------------------
                                             FOR                      WITHHELD
                                    -------------------------  -----------------------
DR. FRANK BALDINO, JR.                     25,985,263                  180,529
WILLIAM P. EGAN                            25,985,730                  180,062
DR. ROBERT J. FEENEY                       25,986,175                  179,617
MARTYN D. GREENACRE                        25,992,130                  173,662
KEVIN E. MOLEY                             25,991,530                  174,262
BRUCE A. PEACOCK                           25,990,896                  174,896
DR. HORST WITZEL                           25,986,575                  179,217


ITEM 5.  OTHER INFORMATION

  The deadline for submission of shareholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, for inclusion in the Company's proxy statement for its 1999 Annual Meeting of Shareholders is December 3, 1998. Additionally, if the Company receives notice of a shareholder proposal after March 2, 1999, such proposal will be considered untimely pursuant to Rules 14a-4 and 14a-5(e) and the persons named in proxies solicited by the Board of Directors of the Company for its 1999 Annual Meeting of Shareholders may exercise discretionary voting power with respect to such proposal.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits:

                 EXHIBIT
                   NO.                 DESCRIPTION OF EXHIBIT
               ---------------  -----------------------------------

                   27.1            Financial Data Schedule

      (b)    Reports on Form 8-K:

             No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CEPHALON, INC.
                                          (Registrant)



August 13, 1998                          By    /s/  Frank Baldino, Jr., Ph.D.
                                            ----------------------------------
                                                    Frank Baldino, Jr., Ph.d.
                                                    President, Chief
                                                    Executive Officer
                                                    and Director
                                                    (Principal executive office)




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