Form 10-Q
period 1998-09-30
CEPHALON INC
filed 1998-11-13
CIK 873364

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

        For the Quarterly Period Ended     September 30, 1998
                                      -----------------------

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

        For the Transition Period from  ______________ to _______________

  Commission File Number            0-19119
                         ----------------------------


                                CEPHALON, INC.
       -----------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)



             Delaware                                   23-2484489
    ---------------------------                 ---------------------------
(State Other Jurisdiction of Incorporation    (I.R.S. Employer Identification
       or  Organization)                                    Number)

145 Brandywine Parkway,  West Chester,  PA                 19380
------------------------------------------      ----------------------------
 (Address of Principal Executive Offices)                (Zip Code)

Registrant's Telephone Number, Including Area Code    (610) 344-0200
                                                ----------------------------


                                Not Applicable
      -----------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X   No
                                           -----    -----

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                    Outstanding as of November 9, 1998
    ------------------------------     ----------------------------------
     Common Stock, par value $.01            28,719,673 Shares


This Report Includes a Total of 21 Pages

                        CEPHALON, INC. and SUBSIDIARIES
                        -------------------------------



                                     INDEX
                                     -----

                                                                     Page No.
                                                                     --------

PART  I - FINANCIAL INFORMATION
     Item 1.  Financial Statements (Unaudited)

              Consolidated Balance Sheets -                             3
              September 30, 1998 and December 31, 1997

              Consolidated Statements of Operations -                   4
              Three and nine months ended September 30, 1998 and 1997

              Consolidated Statements of Cash Flows -                   5
              Nine months ended September 30, 1998 and 1997

              Notes to Consolidated Financial Statements                6

     Item 2.  Management's Discussion and Analysis of                   9
              Financial Condition and Results of Operations

PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                          20

SIGNATURES                                                              21

                       CEPHALON, INC.  AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Unaudited)

                                                                          September 30,     December 31,
                                                                              1998              1997
                                                                         ----------------  ----------------
                                 ASSETS
                                 ------
CURRENT ASSETS:
     Cash and cash equivalents                                            $   3,717,000     $  10,271,000
     Reverse repurchase agreements                                           23,458,000        27,414,000
     Short-term investments                                                  54,207,000        81,786,000
     Other                                                                    4,828,000         7,680,000
                                                                         ----------------  ----------------
          Total current assets                                               86,210,000       127,151,000


PROPERTY AND EQUIPMENT, net  of accumulated
  depreciation and amortization of $12,629,000 and $11,099,000               21,163,000        21,853,000
OTHER                                                                         1,527,000         2,204,000
                                                                         ----------------  ----------------
                                                                          $ 108,900,000     $ 151,208,000
                                                                         ================  ================


                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------
CURRENT LIABILITIES:
     Accounts payable                                                     $   2,331,000     $   2,724,000
     Accrued expenses                                                        14,862,000        16,075,000
     Current portion of long-term debt                                        1,605,000         1,734,000
                                                                         ----------------  ----------------
          Total current liabilities                                          18,798,000        20,533,000

LONG-TERM DEBT   (Note 2)                                                    15,408,000        27,587,000
OTHER                                                                         3,227,000         2,750,000
                                                                         ----------------  ----------------
          Total liabilities                                                  37,433,000        50,870,000
                                                                         ----------------  ----------------

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value,
       5,000,000 shares authorized, none issued                                    --                --
     Common stock, $.01 par value, 100,000,000 shares authorized,
       28,696,191 and 27,395,254 shares issued and outstanding                  287,000           274,000
     Additional paid-in capital                                             330,709,000       318,450,000
     Accumulated deficit                                                   (259,529,000)     (218,386,000)
                                                                         ----------------  ----------------
          Total stockholders' equity                                         71,467,000       100,338,000
                                                                         ----------------  ----------------
                                                                          $ 108,900,000     $ 151,208,000
                                                                         ================  ================

   The accompanying notes are an integral part of these financial statements.

                       CEPHALON, INC.  AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)

                                                    Three Months Ended                 Nine Months Ended
                                                       September 30,                      September 30,
                                              --------------------------------   ---------------------------------
                                                   1998             1997              1998              1997
                                              ---------------  ---------------   ---------------   ---------------
REVENUES:                                      $   2,773,000    $   4,599,000     $   9,753,000     $  14,116,000


OPERATING EXPENSES:
     Research and development                     10,456,000       10,111,000        32,783,000        37,857,000
     Selling, general and administrative           7,178,000        7,607,000        21,074,000        26,137,000
                                              ---------------  ---------------   ---------------   ---------------
                                                  17,634,000       17,718,000        53,857,000        63,994,000
                                              ---------------  ---------------   ---------------   ---------------

LOSS FROM OPERATIONS                             (14,861,000)     (13,119,000)      (44,104,000)      (49,878,000)
                                              ---------------  ---------------   ---------------   ---------------

INTEREST:
     Income                                        1,438,000        1,932,000         4,418,000         5,992,000
     Expense                                        (446,000)        (972,000)       (1,457,000)       (2,475,000)
                                              ---------------  ---------------   ---------------   ---------------
                                                     992,000          960,000         2,961,000         3,517,000
                                              ---------------  ---------------   ---------------   ---------------
LOSS                                           $ (13,869,000)   $ (12,159,000)    $ (41,143,000)    $ (46,361,000)
                                              ===============  ===============   ===============   ===============

BASIC AND DILUTED LOSS PER SHARE  (Note 1)     $       (0.48)   $       (0.47)    $       (1.45)    $       (1.84)
                                              ===============  ===============   ===============   ===============

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                           28,655,804       25,742,380        28,313,019        25,193,900
                                              ===============  ===============   ===============   ===============

   The accompanying notes are an integral part of these financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                    ----------------------------------
                                                                          1998              1997
                                                                    ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Loss                                                            $  (41,143,000)   $  (46,361,000)
     Adjustments to reconcile loss to net cash
     used for operating activities:
           Depreciation and amortization                                  1,530,000         1,708,000
           Non-cash compensation expense                                  1,466,000         2,311,000
           Other                                                             47,000                --
          (Increase) decrease in operating assets:
               Other current assets                                       2,531,000           330,000
               Other long-term assets                                       (62,000)       (1,627,000)
           Increase (decrease) in operating liabilities:
               Accounts payable                                            (353,000)          (77,000)
               Accrued expenses                                          (1,298,000)        1,926,000
               Other long-term liabilities                                  477,000           360,000
                                                                    ----------------  ----------------

               Net cash used for operating activities                   (36,805,000)      (41,430,000)
                                                                    ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                   (573,000)         (507,000)
     Sales and maturities of investments, net                            31,535,000        23,545,000
                                                                    ----------------  ----------------

               Net cash provided by investing activities                 30,962,000        23,038,000
                                                                    ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercises of common stock options and warrants           406,000         2,631,000
     Proceeds from issuance of long-term debt                                    --        30,000,000
     Principal payments on long-term debt                                (1,117,000)       (4,907,000)
                                                                    ----------------  ----------------

               Net cash (used for) provided by financing activities        (711,000)       27,724,000
                                                                    ----------------  ----------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (6,554,000)        9,332,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           10,271,000         5,671,000
                                                                    ----------------  ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $    3,717,000    $   15,003,000
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

                        CEPHALON, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ----------------------------------------------------------

Business

  Cephalon, Inc. ("Cephalon" or the "Company") seeks to discover, develop and market pharmaceutical products to treat neurological disorders and cancer. The Company has negative cash flow from operations and has funded its operations primarily from the proceeds of public and private placements of its equity securities.

  The Company's business is subject to a number of significant risks, including the risks inherent in pharmaceutical research and development activities and in seeking product marketing approvals in a highly regulated environment. The Company has filed an application for U.S. Food and Drug Administration ("FDA") approval to market PROVIGIL(R) (modafinil) Tablets in the United States for the treatment of excessive daytime sleepiness associated with narcolepsy. The Company is highly dependent upon obtaining timely FDA approval to market PROVIGIL and there can be no assurance that this application will be approved in a timely manner.

BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission, which includes financial statements as of and for each of the three years in the period ended December 31, 1997. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full year.

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

                        CEPHALON, INC. AND SUBSIDIARIES

                                  (UNAUDITED)


2. LONG-TERM DEBT
   --------------

  In April 1997, the Company completed a $30,000,000 private placement of senior convertible notes (the "Notes"). As of December 31, 1997, $18,674,000 in principal of the Notes had been converted into 1,938,000 shares of common stock. During the nine months ended September 30, 1998, the remaining balance of $11,326,000 in principal of the Notes was converted into 1,210,000 shares of common stock.

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

                        CEPHALON, INC. AND SUBSIDIARIES

                                  (UNAUDITED)


LEGAL PROCEEDINGS

  The Company and certain of its officers have been named as defendants in a number of civil actions filed in the U.S. District Court for the Eastern District of Pennsylvania, which have been consolidated into a single class action. The certified class of plaintiffs includes those who purchased the Company's securities (as well as options to purchase or sell those securities) during the period between June 12, 1995 and June 7, 1996. The plaintiffs allege, based in part on statements and opinions expressed at a June 1996 meeting of an FDA advisory committee, that earlier statements by the Company about the results of North American and European clinical studies of MYOTROPHIN were misleading. The plaintiffs seek unspecified damages and other relief. The Company's motion to dismiss the case was denied, and discovery has commenced and is expected to continue through 1998. A judgment adverse to the Company could result in an assessment which materially exceeds the coverage which may be available under the Company's directors' and officers' liability insurance. Based on presently available information, management believes that it has meritorious defenses to the claims and intends to vigorously defend the action. However, the defense of the action is expensive, and the costs of defense will reduce the available insurance coverage. In addition, the insurance carriers may take the position that coverage is unavailable. Management believes that it is too early in the proceedings to determine with any certainty the outcome of this action or the potential liability of the Company, if any.

  Due to the Company's involvement in promoting Stadol NS(R) (butorphanol tartrate) Nasal Spray, a product of Bristol Myers Squibb Company ("BMS"), the Company has been named as a defendant in two recent product liability actions brought against BMS. The Company cannot predict with certainty the outcome of this litigation, although it is believed that any expenses or damages that are incurred will be paid by BMS under the indemnification provisions of the co-promotion agreement. As such, the Company does not believe that these actions will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Risks Related to Cephalon's Business

  In addition to historical facts or statements of current condition, this report contains forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. These may include statements regarding anticipated scientific progress, development of potential pharmaceutical products, prospects for regulatory approval, manufacturing development and capabilities, sales and marketing capabilities, and other statements regarding matters that are not historical fact. You can identify some of these forward-looking statements by the use of words in the statements such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" or other words and terms of similar meaning.

  Our performance and financial results could differ materially from those reflected in these forward-looking statements due to general financial, economic, regulatory and political conditions affecting the biotechnology and pharmaceutical industries as well as more specific risks and uncertainties such as those set forth below and in our 8-K and 10-K reports to the SEC. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you are cautioned not to place too much reliance on any such factors or forward-looking statements. Furthermore, we do not intend (and we are not obligated) to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Risks Inherent in Research and Development of Pharmaceutical Products

  We are highly focused on research and development of potential future pharmaceutical products and we have not yet developed any products that are available for sale in the United States. Even if we ultimately have products available for sale, we will have to continue substantial research and development to generate new product leads.

  Research of pharmaceutical products is a very risky and speculative activity. Any potential products require time consuming and very costly research, development, preclinical studies, clinical testing, regulatory approval, and development and scale-up of manufacturing processes prior to commercialization. Furthermore, in all of these activities, we have limited experience and resources and compete against major multinational pharmaceutical companies.

Regulatory Uncertainties Related to PROVIGIL(R) (modafinil) Tablets

  Regulatory approval is required to market our products. In response to our new drug application (NDA) seeking approval to market PROVIGIL in the United States for the treatment of excessive daytime sleepiness associated with narcolepsy, the U.S. Food and Drug Administration (FDA) issued an "approvable letter" in December 1997. In this letter, the FDA requested clarification and/or confirmation of some of the information contained in the NDA. We submitted a response to this request, and the FDA has indicated that its target date for a decision on the NDA is December 31, 1998. This date represents only a goal of the agency and its review could take longer. We cannot be sure that the FDA will approve the NDA by the end of 1998 or at all.

  On April 14, 1998, the Drug Enforcement Administration (DEA) published a Notice of Proposed Rulemaking to classify modafinil as a controlled substance in
Schedule IV under the Controlled Substances Act. The public comment period expired on May 14, 1998. In the proposed rule, the DEA has indicated that the final rule will not be completed unless and until the FDA approves the PROVIGIL NDA. Even if the FDA grants marketing authorization, we cannot begin to sell PROVIGIL in the United States until the DEA's classification of modafinil is completed. The DEA is not obligated to issue the final rule by any specific date, and any delay could delay the initiation of sales. Some physicians may be reluctant to prescribe the drug due to the restrictions imposed by the Controlled Substances Act and the commercial impact, if any, of marketing PROVIGIL as a controlled substance cannot be predicted.

Need for Product Approval and Additional Funds

  During the nine months ended September 30, 1998, we had significant cash outflow from operations including substantial amounts of money spent in conducting our research and development activities and in preparing for the potential commercial launch of PROVIGIL in the United States. As of September 30, 1998, we had enough cash resources to fund our operations at their current level for at least twelve months. Even if PROVIGIL is approved in the United States, it will be at least several years, if ever, before sales from PROVIGIL will provide enough funds to generate positive cash flow from operations. Therefore, we will need to raise substantial additional funds to continue our operations at their current level.

  To date, most of the funds we have raised has been through the equity markets. It is currently very difficult to raise funds in the equity markets and, if we do not receive approval to market PROVIGIL, it will become even more difficult. We may have to sell a substantial amount of our common stock to raise a sufficient level of funds. If we issue common stock or securities convertible into common stock in order to raise additional funds, the existing shareholders' percentage ownership of Cephalon would be reduced.

  If we cannot raise additional funds, we will have to reduce our present level of spending which may involve curtailing or restructuring our operations. Even with such curtailment, we would not be able to eliminate our fixed costs, such as occupancy expenses and debt service.

Volatility of Stock Price

  The market price and trading volume of shares of our common stock is very volatile, and we expect it to continue to be volatile for the foreseeable future. Any future negative announcements (such as adverse regulatory decisions, disputes concerning patent or proprietary rights, or operating results that fall below the market's expectations) could produce significant declines in the price of our common stock. External events, such as news about our competitors, also could negatively affect the price of our common stock.

Regulatory Uncertainties Related to MYOTROPHIN(R)(rhIGF-I) Injection


  Cephalon and Chiron have withdrawn the joint marketing authorization application for MYOTROPHIN in Europe for the treatment of ALS. We made this decision because of comments we received from the reviewer concerning the results of our two pivotal ALS studies. These comments led us to believe that our application would not be approved. We may never re-apply for approval to market MYOTROPHIN in Europe for the treatment of ALS. Furthermore, the withdrawal of our marketing authorization application for MYOTROPHIN in Europe may negatively affect the FDA approval process for MYOTROPHIN in the United States.

  In May 1998, the FDA issued a letter stating that the new drug application by the Cephalon and Chiron Corporation to market MYOTROPHIN in the United States for the treatment of amyotrophic lateral sclerosis (ALS) was "potentially approvable," contingent, however, upon the submission of additional information from ongoing clinical studies that demonstrates to the satisfaction of the FDA that MYOTROPHIN is effective in the treatment of ALS. Cephalon and Chiron have had discussions with the FDA regarding safety and efficacy data and have submitted information from the ongoing treatment investigational new drug program (T-IND). The T-IND is a compassionate use program that is neither placebo-controlled nor blinded, and therefore is not designed to produce evidence of efficacy. No additional clinical data will be submitted to the FDA at this time. The study of MYOTROPHIN in ALS patients being conducted by Kyowa Hakko in Japan is not under our control. Results from that study are not expected in the foreseeable future and will not satisfy the FDA's request for additional information. The prospects for regulatory approval of MYOTROPHIN continue to be very uncertain in the United States. Cephalon and Chiron will continue to evaluate the regulatory prospects of receiving MYOTROPHIN approval and based on communications with the FDA, may determine to withdraw the new drug application.

  If the information which has been submitted to the FDA does not prove to be sufficient for approval, a new study would be necessary, which would be expensive and would take years to complete. We are not sure whether the potential profits from sales of MYOTROPHIN would make an additional study cost-effective to conduct. Even if an additional study were to be conducted, the results of a new study may not be sufficient to obtain regulatory approval.

No Assurance of Profitability

  Even if PROVIGIL is approved in the United States, it will be at least several years, if ever, before profitable operations will be achieved from sales of PROVIGIL. The market for use of PROVIGIL in narcolepsy patients is relatively small (approximately 125,000 people in the United States, of which 30,000-40,000 are believed to currently seek treatment from a physician). There is competition for PROVIGIL in all of our licensed territories since narcolepsy is currently treated with several drugs, all of which have been available for a number of years and are available in inexpensive generic forms.

  Manufacturing Uncertainties

  There are a number of uncertainties related to the manufacture of our products. Laboratoire L. Lafon is our sole supplier of bulk modafinil compound. Furthermore, we have only one supplier that is qualified to manufacture finished PROVIGIL tablets for commercial or clinical use, and one of the raw materials used in the finished product is obtained through a company that we believe to be the only available source of the material. We rely on Chiron's U.S. manufacturing facility as the sole source of supply for MYOTROPHIN. Chiron has only limited experience in producing MYOTROPHIN on a commercial scale, and we can not be sure that the transition to commercial production would be successful. If these suppliers are unable to provide the material needed, we might not be able to locate alternatives. Our failure to locate other suppliers could result in significant costs and delays, damage the commercial prospects for PROVIGIL and MYOTROPHIN, and materially affect our business.

  Cephalon and its suppliers must comply with all applicable regulatory requirements of the FDA and foreign authorities, including current Good Manufacturing Practice regulations. The manufacturing facilities used by Cephalon and its suppliers are subject to inspection by the FDA and other regulatory authorities at any time to determine compliance with current Good Manufacturing Practice requirements. The current Good Manufacturing Practice regulations are complex, and failure to be in compliance could lead to remedial action, civil and criminal penalties and delays in production of material.

Legal Proceedings

  Cephalon and certain of our officers have been named as defendants in a number of civil actions filed in the U.S. District Court for the Eastern District of Pennsylvania, which have been consolidated into a single class action. The lead plaintiffs in the consolidated action have alleged that statements by Cephalon about the results of North American and European clinical studies of MYOTROPHIN were misleading. A judgment against us could materially exceed the coverage which may be available under our directors' and officers' liability insurance. We are vigorously defending ourselves against this lawsuit and feel that we have meritorious defenses against the claims. However, the defense of the action is expensive, and the costs of defense will reduce our available insurance coverage. In addition, the insurance carriers may take the position that coverage is unavailable. At this time, we are not able to determine with any certainty the outcome of this action or our potential liability.

  Due to our involvement in promoting Stadol NS(R) (butorphanol tartrate) Nasal Spray, a product of Bristol Myers Squibb Company ("BMS"), we have been named as a defendant in two recent product liability actions brought against BMS. Although we cannot predict with certainty the outcome of this litigation, we believe that any expenses or damages that we may incur will be paid by BMS under the indemnification provisions of our co-promotion agreement. As such, we do not believe that these actions will have a negative effect on our financial condition or results of operations.

Product Liability Risks

  The administration of drugs to humans, whether in clinical trials or commercially, can result in product liability claims even if our drugs or a collaborator's drugs are not actually at fault for causing an injury. Furthermore, there can be adverse side effects or potentially dangerous drug interactions caused by our products that we may not learn about or understand fully until the drug is actually manufactured and sold for some time. Product liability claims can be expensive to defend and may result in large judgments or settlements against us, which could have a negative effect on our financial performance. We only maintain limited product liability insurance, and claims could exceed our coverage. Furthermore, we can not be sure that we will always be able to purchase sufficient insurance at a price that we can afford. Even if a product liability claim is not successful, the adverse publicity and time and expense of defending such a claim may interfere with our business.

Impact of Other Studies

  We are required to report to the FDA and other regulatory authorities the results of clinical studies conducted by others using products we are developing. If the results of these studies are negative or adverse experiences are reported in clinical studies or marketing activities, the regulatory review of our marketing applications for such products may be negatively affected.

Limited Distribution and Marketing Capabilities

  We have limited experience in marketing and distributing our products. We have a small group of employees who oversee marketing and distribution of our products but we rely primarily on third parties to perform these activities for us. We have only limited experience in managing and coordinating the activities performed by these third parties.

Other Risks

  We face many additional risks and uncertainties in our business due to:


* our inexperience in selling and marketing new products;

* the difficulty in obtaining and enforcing patents needed in our business and the risk that we may violate patents held by others;

* the failure by government agencies (such as Medicare and Medicaid) and private insurance companies to adequately reimburse users for our potential products;

* changes in technology;

* substantial competition in the markets for our potential products;

* our reliance upon key executives and scientists, and the difficulty in retaining such people; and

* environmental and personal injury risks associated with the materials that are used in our research and development activities.

Liquidity and Capital Resources

  Cash, cash equivalents, reverse repurchase agreements and investments at September 30, 1998 were $81,382,000, representing 75% of total assets, and at December 31, 1997 were $119,471,000, representing 79% of total assets. The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents, reverse repurchase agreements and investments consisted primarily of short to intermediate-term corporate obligations, overnight investments that are backed by collateral in the form of government securities with a value equal to at least 102% of such investments and short- to intermediate-term obligations of the United States government.

     The following is a summary of selected cash flow information for the nine months ended September 30:

                                                               1998              1997
                                                         ----------------  ----------------
Net cash used for operating activities.................     $(36,805,000)     $(41,430,000)
Net cash provided by investing activities..............       30,962,000        23,038,000
Net cash (used for) provided by financing activities...         (711,000)       27,724,000


 Net cash used for operating activities

 --Operating cash inflows

  A summary of the major sources of cash receipts reflected in net cash used for operating activities for the nine months ended September 30 is as follows:

                                                1998           1997
                                            -------------  -------------
        TAP Holdings......................     $6,240,000     $5,068,000
        Chiron............................      1,962,000      5,242,000
        Medtronic.........................      1,435,000             --
        Kyowa Hakko.......................        902,000      1,631,000
        Bristol-Myers Squibb..............      1,482,000      3,352,000
        Aguettant.........................        520,000             --
        Other.............................        225,000      2,385,000
        Interest..........................      3,279,000      6,307,000


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

  The Company has been developing MYOTROPHIN in collaboration with Chiron for the treatment of ALS and other neurological disorders. Under the collaboration, the costs of the program through June 30, 1998 had generally been shared equally by the two companies. The amounts received by the Company generally represented reimbursement from Chiron for MYOTROPHIN costs incurred by the Company in excess of the fifty percent share of program costs. Receipt of cash from Chiron in the nine months ended September 30, 1998 has decreased from the corresponding 1997 levels due to an overall reduction in the Company's expenditures associated with the MYOTROPHIN program and because as of June 30, 1998, each party has agreed to fund their own ongoing MYOTROPHIN expenditures.

  Under an April 1997 agreement with Medtronic, Inc. ("Medtronic"), the Company is co-promoting Intrathecal Baclofen Therapy (ITB(TM)) to neurologists and physiatrists in the United States for the treatment of intractable spasticity. The Company receives quarterly compensation based primarily upon sales activity and the attainment of performance targets.

  In July 1993, the Company entered into an agreement (the "Kyowa Hakko Myotrophin Agreement") with Kyowa Hakko Kogyo Co., Ltd. ("Kyowa Hakko") to develop and market MYOTROPHIN in Japan. The payments received from Kyowa Hakko primarily represent reimbursement of MYOTROPHIN supplies for the clinical trials conducted in Japan by Kyowa Hakko. Included in the payments received from Kyowa Hakko in the first nine months of 1997 is a non-recurring $900,000 milestone payment that was paid upon the Company's filing of the MYOTROPHIN NDA in the United States.

  Cephalon markets two BMS proprietary products, Stadol NS(R) (butorphanol tartrate) Nasal Spray and Serzone(R) (nefazodone hydrochoride), to neurologists in the United States. Pursuant to the agreements, BMS makes quarterly payments to the Company if the percentage of certain prescriptions written by
neurologists exceeds a predetermined base amount.   The decrease in amounts
received from BMS in the nine months ended September 30, 1998 is due to a reduction in payments earned by the Company from the comparable 1997 period and because of timing differences in the remittance of payments.

  In December 1997, the Company entered into a ten-year agreement with Laboratoire Aguettant S.A. ("Aguettant") to promote and market Apokinon(R) (apomorphine hydrocloride) to neurologists in France. The Company receives quarterly compensation from Aguettant based primarily on a fee per unit of APOKINON sold.

  Cash received from other collaborations by the Company in 1998 represents a payment from Nippon Shoji Kaisha, Ltd. ("Nippon Shoji") upon the execution of an agreement between the Company and Nippon Shoji for the development and marketing of modafinil in Japan. Payments from other collaborations received by the Company in 1997 represent research funding under agreements with SmithKline Beecham and Schering-Plough Corporation, both of which concluded in 1997.

  Interest income decreased for the nine months ended September 30, 1998 as compared to the corresponding 1997 period due principally to a decrease in the Company's cash and investment balances.

 --Operating cash outflows

  The funding of research and development decreased for the nine months ended September 30, 1998 as compared to the same 1997 period, primarily due a 12% decrease in staffing levels. Additionally, costs associated with the purchase of bulk modafinil compound, license fees and other research and development costs decreased from the corresponding 1997 period. The funding of selling, general and administrative activities decreased for the nine months ended September 30, 1998 as compared to the same 1997 period, primarily due to reductions in pre-marketing efforts associated with MYOTROPHIN and decreases in external administrative costs.

--Operating cash outlook

  The Company expects its cash flow from operating activities to continue to be negative until such time as products can be marketed in the United States and revenue received from product sales exceeds funding of operating costs. The Company expects to continue to expend significant funds on research and development activities and on PROVIGIL to prepare for potential commercial launch of this product in the United States, including to build inventories and to investigate the utility of PROVIGIL in other uses. Even if PROVIGIL is approved for sale in the United States, the Company expects it will be at least several years, if ever, before sales from PROVIGIL will provide enough funds to generate positive cash flow from operations. The Company will require substantial additional funds to continue its operations at their current level. Although the Company is currently marketing PROVIGIL in the United Kingdom, sales of PROVIGIL in the United Kingdom are not expected to provide a significant source of cash.

  The major source of the Company's current cash inflows is derived from collaborative research and development agreements and co-promotion agreements. The continuation of the research funding under the agreement with TAP is subject to periodic review by TAP and may be terminated without cause with prior notice. The levels of potential payments to be received under the Company's co-promotion agreements with BMS and Medtronic are subject to a number of uncertainties related to product sales, including competition from new and existing products. Potential receipts in 1998 from the Company's co-promotion agreement with BMS, which are earned principally from STADOL NS sales, are expected to decrease from 1997 levels. There can be no assurance that either co-promotion agreement will be renewed when it expires. As of June 30, 1998, the Company and Chiron have agreed to fund their own ongoing MYOTROPHIN expenditures. The Company will not receive any future payments from Chiron for reimbursement of the Company's MYOTROPHIN program costs. Future receipts from Kyowa Hakko are dependent upon shipment of MYOTROPHIN to supply Kyowa Hakko's clinical trials in Japan.

  If MYOTROPHIN does not receive regulatory approval in the United States, the Company will evaluate what level of future expenditures, if any, is appropriate for the MYOTROPHIN program. If the FDA were to require an additional study to demonstrate MYOTROPHIN's efficacy, and if the Company were to decide to conduct an additional study, a significant outlay of funds would be required. The Company does not believe that Chiron would be willing to share in the costs of such a study.


 Net cash provided by investing activities

  A summary of net cash provided by investing activities for the nine months ended September 30 is as follows:

                                                                       1998                1997
                                                                ------------------  ------------------
Purchases of property and equipment........................           $  (573,000)        $  (507,000)
Sales and maturities of investments, net...................            31,535,000          23,545,000
                                                                      -----------         -----------
  Net cash provided by investing activities................           $30,962,000         $23,038,000
                                                                      ===========         ===========

  Sales and maturities of investments, net, represent the liquidation of investments, the proceeds of which are used primarily to fund operations.

 Net cash (used for) provided by financing activities

  A summary of cash (used for) provided by financing activities for the nine months ended September 30 is as follows:

                                                                                1998               1997
                                                                          -----------------  ----------------
Proceeds from exercises of common stock options and warrants............       $   406,000       $ 2,631,000
Proceeds from the issuance of long-term debt............................                --        30,000,000
Principal payments on long-term debt....................................        (1,117,000)       (4,907,000)
                                                                               -----------       -----------
  Net cash (used for) provided by financing activities..................       $  (711,000)      $27,724,000
                                                                               ===========       ===========


  The extent and timing of future warrant and option exercises, if any, are primarily dependent upon the market price of the Company's common stock and general financial market conditions, as well as the exercise prices and expiration dates of the warrants and options.

  The proceeds from the issuance of long-term debt in the nine months ended September 30, 1997 consists of a $30,000,000 private placement of senior convertible notes. As of September 30, 1998, the principal on the notes had been fully converted into 3,148,000 shares of the Company's common stock.

  The decrease in principal payments on long-term debt for the nine months ended September 30, 1998 from the corresponding 1997 period is due to the repayment in full in March 1997 of the $3,750,000 balance due on an unsecured bank loan.

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

  --Legal Proceedings

  The Company and certain of its officers have been named as defendants in a number of civil actions, which have been consolidated into a single class action, alleging that various statements by the Company about the North American and European trial results of MYOTROPHIN were misleading. Due to the Company's involvement in promoting Stadol NS, a product of BMS, the Company has been named as a defendant in two recent product liability actions brought against BMS. See "Certain Risks Related to the Company's Business."

 Funding Requirements Outlook

  As described above, the Company expects to continue to use its current cash and investment balance to fund operations. The Company believes that its cash and investment balance as of September 30, 1998 is adequate to fund the then-current level of operations for at least twelve months. The Company expects to continue to expend significant funds on research and development activities and on PROVIGIL to prepare for potential commercial launch of this product in the United States. Even if PROVIGIL is approved for sale in the United States, the Company expects that it will require substantial additional funds to finance continuing operations and other potential significant cash outflows, such as those associated with marketing a product if approval is obtained or Phase IV and other clinical trials. The Company will need to obtain additional funding through debt and/or equity financings. Additionally, the Company may seek to obtain additional funding through corporate collaborations or through other financing vehicles, such as "off-balance sheet" financing with limited partnerships or corporations. There can be no assurance that such additional funds can be obtained through these sources on terms acceptable to the Company, if at all. If additional funds cannot be obtained, the Company will have to reduce its present level of spending which may involve curtailing or restructuring operations. Even with such curtailment, the Company would not be able to eliminate fixed costs, such as occupancy expenses and debt service.

Results of Operations

  This section should be read in conjunction with the more detailed discussion under "Liquidity and Capital Resources."

  A summary of revenues and expenses for the three and nine months ended September 30 is as follows:

                                                                     THREE MONTHS                          NINE MONTHS
                                                                  ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                                          -----------------------------------  -----------------------------------
                                                             1998         1997      % CHANGE      1998         1997      % CHANGE
                                                          -----------  -----------  ---------  -----------  -----------  ---------
Revenues................................................  $ 2,773,000  $ 4,599,000     (40)%   $ 9,753,000  $14,116,000     (31)%
Research and development expenses.......................   10,456,000   10,111,000       3      32,783,000   37,857,000     (13)
Selling, general and administrative expenses............    7,178,000    7,607,000      (6)     21,074,000   26,137,000     (19)
Interest income, net....................................      992,000      960,000       3       2,961,000    3,517,000     (16)


  Revenues for the three months ended September 30, 1998 as compared to the corresponding 1997 period decreased due primarily to a reduction in reimbursement of MYOTROPHIN related expenditures from arrangements with Chiron and Kyowa Hakko. Additionally, the 1997 period contains revenue recognized under an arrangement with SmithKline Beecham which has terminated.

  Research and development expenses increased slightly and selling, general and administrative expenses decreased slightly for the three month period ended September 30, 1998 as compared to the corresponding 1997 period. Increased expenditures associated with the PROVIGIL program were offset by a decrease in the Company's general expenditures including those associated with the MYOTROPHIN program.

  During the three months ended September 30, 1998, net interest income remained essentially the same as compared to the same period of the prior year due to decreased interest income from a lower investment balance offset by decreased interest expenses.

  The decrease in revenues for the nine months ended September 30, 1998 as compared to the corresponding 1997 period resulted primarily from decreases in revenue recognized in the 1998 period under the Chiron collaboration and the termination of funding in 1997 under a research and development agreement with SmithKline Beecham. Additionally, revenues in the first quarter of 1997 include the recording of a milestone payment from Kyowa Hakko for the filing of the MYOTROPHIN NDA in the United States. The decrease in revenues was partially offset by the recognition of revenue in 1998 reflecting the commencement of co-promotion activities under the 1997 agreements with Medtronic and Aguettant.

  Research and development expenses decreased for the nine months ended September 30, 1998 as compared to the corresponding 1997 period, due primarily to a 12% decrease in staffing levels. Additionally, the expenses associated with the purchases of bulk modafinil compound and license fees decreased from the corresponding 1997 period.

  The decrease in the selling, general and administrative area for the nine months ended September 30, 1998 as compared to the corresponding 1997 period, was due primarily to reductions associated with the MYOTROPHIN program and decreases in external administrative expenses.

  During the nine months ended September 30, 1998, net interest income decreased as compared to the same period of the prior year due a lower investment balance.

 Results of Operations Outlook

  The Company expects to continue to incur operating losses unless and until such time as product approvals, if any, are obtained in the United States and product sales exceed operating expenses. The Company is incurring significant expenditures on PROVIGIL to prepare for possible U.S. commercialization. Even if PROVIGIL is approved for sale in the United States, the Company expects to continue to incur operating losses for at least several years and may not ever be able to achieve a level of profitability solely through sales of PROVIGIL. Although the Company is currently marketing PROVIGIL in the United Kingdom, sales of PROVIGIL in the United Kingdom are not expected to provide a significant source of revenue.

  The majority of the Company's current revenue is derived from collaborative research and development agreements and co-promotion agreements. The continuation of any of these agreements is subject to the achievement of certain milestones and to periodic review by the parties involved. Additionally, all agreements have termination clauses allowing either party to end the funding under those agreements. Without these sources of revenue, the Company's operating losses would increase.

  The Company does not believe that inflation has had a material impact on the results of its operations since inception.


Impact of Year 2000

  The "Year 2000 Issue" is typically the result of software and firmware being written using two digits rather than four to define the applicable year. If the Company's software and firmware with date-sensitive functions are not Year 2000 compliant, these systems may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, interruptions in research and development operations or the inability to engage in normal business activities.

  The Company has developed a multi-step Year 2000 readiness plan for its internal systems. The plan includes development of corporate awareness, assessment of internal systems, project planning, project implementation (including remediation, upgrading and replacement where necessary), validation testing and contingency planning.

  The Company is currently conducting a review of its internal information technology systems and non-information technology systems, such as microcontrollers, to identify the systems that could be adversely affected by the Year 2000 problem. The Company believes that, with minor modifications and testing of its systems, the Year 2000 issue will not pose a significant operational problem. The Company is using its internal resources to reprogram or replace and test its software for Year 2000 modifications. If the Company is unable to make the required modifications to existing software or convert to new software in a timely manner, the Year 2000 Issue could have an impact on the Company's operations, although management does not believe this impact will be material.

  The Company has initiated formal communication with significant suppliers and third party vendors to determine the extent to which the Company's operations are vulnerable to those third parties' failure to remediate their own Year 2000 hardware and software issues. The Company's primary focus to date has been on research and development activities that do not rely heavily on third-party systems. However, third parties perform certain activities related to commercialization of the Company's products, including product manufacturing and distribution, order entry, shipping and billing, and sales tracking. The Company has asked its suppliers and vendors to inform it of the status of their Year 2000 compliance of their products and the Company is aware that certain of its suppliers and vendors are not Year 2000 compliant. These parties have communicated to the Company that they are taking appropriate remediation steps, and the Company intends to monitor their progress. During the fourth quarter of 1998, the Company will continue to seek information from non-responsive suppliers and vendors and it plans to contact additional suppliers. In addition, in all new contract negotiations, the Company now asks suppliers to warrant that products sold or licensed to the Company are Year 2000 compliant. In the event that any of the Company's significant suppliers are unable to become Year 2000 compliant, the Company's business or operations could be adversely affected. There can be no assurance that the systems of other companies on which the Company relies will be compliant by the year 2000 and would not have an adverse effect on operations.

  The Company does not expect the total cost associated with required modifications to become Year 2000 compliant to be material to its financial position. The Company is funding the minimal expenditures of the Year 2000 project through existing cash on hand. The Company anticipates completing the critical Year 2000 issues by the first half of 1999, which is prior to any anticipated impact on its operating systems, and expects the Year 2000 project to continue beyond the year 2000 with respect to resolution of non-critical issues.

  The Company has not yet fully developed a comprehensive contingency plan addressing situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations. Contingency plan development is in process and the Company expects to finalize its plan during the remainder of 1998. There can be no assurance that the Company will be able to develop a contingency plan that will adequately address issues that may arise in the year 2000. Finally, the Company is also vulnerable to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

  The costs of the project and the completion date of the Year 2000 modifications are based on management's best estimates. These estimates were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. There can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

PART II - OTHER  INFORMATION
----------------------------



Item 6.  Exhibits and Reports on Form 8-K


                (a)    Exhibits:

                          EXHIBIT
                            NO.             DESCRIPTION OF EXHIBIT
                            --              ----------------------
                         27.1            Financial Data Schedule

                (b)    Reports on Form 8-K:

                       During the quarter ended September 30, 1998, the Registrant filed a Current Report on Form 8-K on September 23, 1998 for the following events:

                       (i) On September 15, 1998, Cephalon, Inc. announced that Cephalon-Chiron B.V. has withdrawn its application to the European Medicines Evaluation Agency (EMEA) seeking clearance to market MYOTROPHIN(R) (mecasermin) Injection in Europe for the treatment of amyotrophic lateral sclerosis (ALS or motor neuron disease).

                       (ii) On September 18, 1998, Cephalon, Inc. announced the first findings from preclinical studies of its compound, CEP-701, for the treatment of pancreatic ductal adenocarcinoma (PDAC). The results presented on September 18, 1998 at the Baltic Pancreas Meeting in Germany demonstrate that CEP-701 can significantly decrease tumor growth as well as inhibit tumor cell invasion in PDAC animal models.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CEPHALON, INC.
                                    (Registrant)



November 13, 1998                   By    /s/  Frank Baldino, Jr.,Ph.D.
                                       --------------------------------

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