Form 10-K405
period 1998-12-31
CEPHALON INC
filed 1999-03-04
CIK 873364

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
(MARK ONE)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1998
                                       OR
[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from to
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $201,828,095. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the Nasdaq National Market on February 19, 1999. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than ten percent of the Common Stock of the Company.

     The number of shares of the registrant's Common Stock outstanding as of February 19, 1999 was 28,820,542.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for its 1999 annual meeting of stockholders are incorporated by reference into Part III.

                               TABLE OF CONTENTS
                               -----------------

                                            PART I
ITEM 1.   Business.................................................................................   3
ITEM 2.   Properties...............................................................................  21
ITEM 3.   Legal Proceedings........................................................................  21
ITEM 4.   Submission of Matters to a Vote of Security Holders......................................  21


                                           PART II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters....................  22
ITEM 6.   Selected Consolidated Financial Data.....................................................  23
ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations....  24
ITEM 7A.  Quantitative and Qualitative Disclosure About Market Risk................................  37
ITEM 8.   Financial Statements and Supplementary Data..............................................  38
ITEM 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.....  54


                                           PART III

ITEM 10.  Directors and Executive Officers of the Registrant.......................................  54
ITEM 11.  Executive Compensation...................................................................  56
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management...........................  56
ITEM 13.  Certain Relationships and Related Transactions...........................................  56


                                           PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................  57


SIGNATURES.........................................................................................  62

                                    PART I

ITEM 1. BUSINESS

     In addition to historical facts or statements of current condition, this report contains forward-looking statements. Forward-looking statements provide the Company's current expectations or forecasts of future events. These may include statements regarding anticipated scientific progress in the Company's research programs, development of potential pharmaceutical products, prospects for regulatory approval, manufacturing capabilities, market prospects for the Company's products, sales and earnings projections, and other statements regarding matters that are not historical facts. Some of these forward-looking statements may be identified by the use of words in the statements such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" or other words and terms of similar meaning. The Company's performance and financial results could differ materially from those reflected in these forward-looking statements due to general financial, economic, regulatory and political conditions affecting the biotechnology and pharmaceutical industries as well as more specific risks discussed throughout this document. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Risks Related to Cephalon's Business."

     Cephalon, Inc., headquartered in West Chester, PA, is an international biopharmaceutical company dedicated to the discovery, development and marketing of products to treat neurological disorders and cancer. Cephalon, Inc., together with its subsidiaries, is referred to herein as "Cephalon" or the "Company."

     In December 1998, the Company received approval from the U.S. Food and Drug Administration ("FDA") to market PROVIGIL(R) (modafinil) Tablets [C-IV] ("PROVIGIL Tablets" or "PROVIGIL"), its first approved product in the United States. PROVIGIL has been approved for treating excessive daytime sleepiness associated with narcolepsy. Sales of PROVIGIL were initiated in the U.S. in February 1999 by the Company's U.S. sales organization. Cephalon began marketing PROVIGIL in the United Kingdom in March 1998 and the Republic of Ireland in February 1999 through its United Kingdom-based sales organization. Additionally, Cephalon has rights to commercialize PROVIGIL in Austria, Italy, Mexico and Switzerland, and applications seeking marketing approval have been filed or are being prepared in these countries. The Company also has rights to PROVIGIL in Japan. The Company is highly dependent on the commercial success of PROVIGIL in the United States. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Risks Related to Cephalon's Business."

     In February 1997, the Company and Chiron Corporation submitted a new drug application to the FDA for approval to market MYOTROPHIN(R) (mecasermin) Injection ("MYOTROPHIN Injection" or "MYOTROPHIN") in the United States for the treatment of amyotrophic lateral sclerosis ("ALS"). In May 1998, the FDA issued a letter stating that the new drug application was "potentially approvable," under certain conditions. The Company cannot predict whether these conditions can be met to the satisfaction of the FDA, and the prospects for regulatory approval of MYOTROPHIN continue to be very uncertain in the United States. Because they believed the application would not be approved, in September 1998, Cephalon and Chiron withdrew their joint marketing authorization application for MYOTROPHIN in Europe for the treatment of ALS.

     The Company has initiated clinical studies exploring the utility of PROVIGIL in treating excessive daytime sleepiness and fatigue associated with disorders other than narcolepsy, such as sleep apnea and multiple sclerosis. The Company has a significant discovery research program that focuses on discovering and developing treatments for neurological disorders such as Parkinson's disease, Alzheimer's disease and stroke, and oncological disorders such as prostate cancer, pancreatic cancer and a variety of other cancers. Cephalon and TAP Holdings Inc. have formed an alliance for the development of signal transduction modulators for the treatment of cancers and prostate disorders in the United States. TAP is conducting Phase I clinical studies of intravenously and orally administered compounds.

COMMERCIAL OPERATIONS
---------------------

BACKGROUND

     Under a 1993 agreement with Laboratoire L. Lafon, a French pharmaceutical company, Cephalon obtained an exclusive license to develop, market and sell PROVIGIL in Italy, Japan, the Republic of Ireland, Mexico, the United Kingdom and the United States. Under a sales and marketing agreement with Merckle GmbH, the Company obtained the exclusive right to market PROVIGIL in Austria and Switzerland.

     In the United States, the Company conducted preclinical and clinical studies, including two Phase III clinical studies necessary to obtain FDA approval, and filed a new drug application with the FDA in December 1996. In December 1998, the FDA granted clearance to market PROVIGIL for excessive daytime sleepiness associated with narcolepsy. Sales of PROVIGIL commenced in the United States in February 1999 upon the scheduling of modafinil, the active drug substance in PROVIGIL, in Schedule IV of the Controlled Substances Act by the Drug Enforcement Administration. The Company's U.S. sales organization markets PROVIGIL to sleep centers, sleep specialists and neurologists. The Company also has a small department marketing to managed care organizations in the United States. The U.S. sales organization is also engaged in the co-promotion of STADOL NS(R) (butorphanol tartrate), a product of Bristol-Myers Squibb Corporation.

     Cephalon's United Kingdom-based sales organization commenced sales of PROVIGIL tablets for use in treating narcolepsy in the United Kingdom in 1998 and in the Republic of Ireland in 1999. The Company intends to market PROVIGIL in Austria and Switzerland upon regulatory approval. Additionally, Cephalon has formed alliances with Dompe Biotech S.p.A. and Azwell, Inc. to develop and market PROVIGIL in Italy and Japan, respectively, and is seeking a development and marketing partner in Mexico. Under a sales and marketing agreement with Laboratoire Aguettant S.A., the Company is marketing APOKINON(R) (apomorphine hydrocloride) in France for the treatment of levadopa therapy fluctuations common in late-stage Parkinson's disease.

     Cephalon relies on third parties for the manufacture, distribution and customer service activities related to marketing PROVIGIL and has established a small commercial management staff to oversee these third parties. See "Manufacturing and Product Supply."

PROVIGIL

  Narcolepsy

     Narcolepsy is a debilitating, lifelong disorder that often originates in late childhood. Its most notable symptom is an uncontrollable propensity to fall asleep during the day. There is no cure for narcolepsy, which is estimated to affect over 125,000 people in the United States, of which 30,000-45,000 are believed to currently seek treatment from a physician. The Company believes that there is a proportionate incidence of narcolepsy in the other territories in which it has obtained a license, but the relative extent of diagnosis and treatment in those other countries varies and is not as high as it is in the United States.

     The Company conducted two Phase III, double-blind, placebo-controlled, nine-week multicenter studies of PROVIGIL with more than 550 patients who met the American Sleep Disorders Association criteria for narcolepsy. Subjects in both studies were randomized to a daily dose of PROVIGIL 200 mg, PROVIGIL 400 mg, or placebo. Both studies demonstrated improvement in objective and subjective measures of excess daytime sleepiness for both the 200 mg and 400 mg doses compared to placebo. PROVIGIL was found to be generally well-tolerated, with a low incidence of adverse events relative to placebo. Most adverse events were mild to moderate; the most commonly observed were headache, infection, nausea, nervousness, anxiety, and insomnia. No specific symptoms of withdrawal were observed after discontinuation of PROVIGIL therapy. The FDA approved dosing is 200 mg once daily.

  Excessive Daytime Sleepiness associated with disorders other than narcolepsy

     The Company believes that a significant number of people suffer from excessive daytime sleepiness and fatigue resulting from or associated with other disorders. For example, patients suffering from obstructive sleep apnea may be excessively sleepy because of disruption to their normal sleep cycle, even when the underlying disease is treated. Sleep apnea is the most common diagnosis in sleep centers. Patients suffering from multiple sclerosis and Parkinson's disease, which neurologist treat, may suffer from fatigue and sleepiness caused either by their disease or by the therapeutics currently used to treat it. Focusing on disorders treated by sleep specialists and neurologists would allow the Company to utilize its existing field sales force to market PROVIGIL if it were to obtain regulatory approval for such indications. Consequently, the Company has initiated clinical studies to explore the utility of PROVIGIL in other disorders, including sleep apnea and multiple sclerosis.

  Laboratoire L. Lafon

     Under a 1993 agreement with Laboratoire L. Lafon, a French pharmaceutical company, Cephalon obtained an exclusive license to develop, market and sell PROVIGIL in Italy, Japan, the Republic of Ireland, Mexico, the United Kingdom and the United States. Under the terms of the agreement, Lafon supplies bulk modafinil compound, the active drug substance in PROVIGIL, for the Company's commercial use at a purchase price equal to a percentage of net product sales. In addition, the agreement requires that the Company pay trademark and license royalties, which also are based on a percentage of net product sales.

  Azwell, Inc.

     In June 1998, the Company entered into an agreement with Nippon Shoji Kaisha Ltd. ("Nippon Shoji"), a Japanese pharmaceutical company, to develop and market PROVIGIL in Japan. Subsequently, Nippon Shoji merged with Showa Pharmaceutical Co., Ltd. to form Azwell Inc. ("Azwell"). Azwell is responsible for funding product development activities, including conducting the clinical trials for narcolepsy required by Japanese regulatory authorities to be included in an application seeking authorization to market PROVIGIL in Japan. The Company will supply PROVIGIL to Azwell for use in Japanese clinical trials. Upon product approval by the Japanese Ministry of Health and Welfare, Azwell will market and sell the product in Japan. The Company will receive a percentage of net product sales as a license royalty and in exchange for supplying bulk compound. The agreement also provides for payments to Cephalon upon the achievement of certain milestones. The agreement with Azwell has an initial ten-year term and the Company may terminate the agreement if (i) Azwell fails to file an investigational new drug application ("IND") by June 2000, or (ii) fails to file a marketing application by end of December 2002.

  Dompe Biotech S.p.A.

     In June 1998, Cephalon entered into an agreement with Dompe Biotech S.p.A. ("Dompe"), an Italian pharmaceutical company, in which Cephalon granted Dompe the right to market, sell and distribute PROVIGIL in Italy. The parties will jointly manage regulatory matters and an application for marketing approval of PROVIGIL has been filed with the Italian Ministry of Health. Upon product approval in Italy, Dompe will market and sell PROVIGIL and will be obligated to fund a minimum of promotional activities during the first two years of sales. The Company will supply finished product to Dompe for a purchase price equal to a percentage of net product sales. The agreement with Dompe has an initial term of ten years and automatically renews for successive two-year periods unless terminated by either party upon 180 days notice prior to the expiration.

  Merckle GmbH

     In December 1998, Cephalon entered into an agreement with Merckle GmbH ("Merckle") under which Cephalon obtained the rights to promote and market PROVIGIL in Austria and Switzerland for the treatment of narcolepsy. Under the agreement, Cephalon is responsible for promoting and marketing the product while Merckle retains responsibility for all other activities. The Company will receive quarterly compensation from Merckle based on sales levels achieved. A marketing application has been approved in Austria and the Company expects to initiate sales activities in Austria in 1999. The ten-year agreement with Merckle automatically renews for successive one-year periods unless terminated by either party upon 180 days notice prior to expiration.

OTHER COMMERCIAL COLLABORATIONS

  Bristol-Myers Squibb Company

     In July 1994, the Company entered into a co-promotion agreement with Bristol-Myers Squibb Company to promote and market STADOL NS(R) (butorphanol tartrate) to neurologists in the United States. STADOL NS is indicated for the management of pain when the use of an opioid analgesic is appropriate. Cephalon receives compensation from BMS equal to a percentage of total STADOL NS sales attributed to prescriptions written by neurologists which exceeds a predetermined base amount. This agreement expires at the end of 1999, unless further extended by the parties.

  Medtronic, Inc.

     In April 1997, the Company entered into an agreement with Medtronic, Inc. to promote and market Intrathecal Baclofen Therapy (ITB(TM)), for the treatment of intractable spasticity, to neurologists and physiatrists in the United States. Quarterly compensation from Medtronic is based primarily on a payment per patient screen basis. This co-promotion agreement will terminate pursuant to it terms as of April 29, 1999.

  Laboratoire Aguettant S.A.

     In December 1997, the Company entered into an agreement with Laboratoire Aguettant S.A. to promote and market APOKINON(R) (apomorphine hydrocloride) to neurologists in France. APOKINON, which is injected subcutaneously by a unique metered dose injection, is indicated for the treatment of levadopa therapy fluctuations common in late-stage Parkinson's disease. In return for marketing rights, the Company makes annual payments to Aguettant during the first five years of the agreement. The Company receives quarterly compensation from Aguettant primarily based on a rate per unit of APOKINON sold. The ten-year agreement automatically renews for successive one-year periods unless terminated by either party upon 90 days notice prior to expiration.

RESEARCH AND DEVELOPMENT
------------------------

     The Company's research and development efforts focus primarily in two areas: neurodegenerative disorders and oncological disorders. Neurodegenerative disorders are characterized by the death of neurons, the specialized conducting cells of the nervous system. Oncological disorders are characterized by the uncontrolled proliferation of cells that form tumors. The Company utilizes its technical expertise in molecular biology, molecular pharmacology, biochemistry, cell biology, tumor biology and chemistry to develop products in both of these areas. The Company's research strategy has focused on understanding the cellular mechanisms of cell survival and cell death. This understanding may allow medicinal chemical approaches toward creating novel, small, orally active, synthetic molecules which would facilitate the death of tumor cells leading to new therapies in oncology or would cross the blood-brain barrier (which prevents the free passage of many molecules between the bloodstream and the central nervous system, "CNS") and enhance the survival of neurons, thereby intervening in the progression of neurodegenerative disorders. Cephalon believes that its multidisciplinary technology approach facilitates the development of a portfolio of potential products for the treatment of neurological disorders which involve neuronal death such as Parkinson's disease, Alzheimer's disease and stroke, and oncological disorders such as prostate cancer, pancreatic cancer and a variety of other cancers. The Company's research programs currently consist of four core technology areas: neurotrophic factors, gene transcription regulators, signal transduction modulators and protease inhibitors.

RESEARCH AND DEVELOPMENT PROGRAMS

     The following table outlines the Company's research and development programs.

------------------------------------------------------------------------------------------------------------------
  --------------------------------------------------------------------------------------------------------------
                 COMPOUND                     INDICATION            STATUS (1)        COMMERCIAL RIGHTS (3)
  --------------------------------------------------------------------------------------------------------------
  Neurotrophic Factors (MYOTROPHIN)..     ALS                      NDA(2)            Cephalon/Chiron/Kyowa Hakko

  Gene Transcription Regulators......     Alzheimer's Disease      Development       Cephalon/Leo

  Signal Transduction Modulators.....     Alzheimer's Disease      Development       Cephalon/Kyowa Hakko

                                          Parkinson's Disease      Development       Cephalon/Kyowa Hakko

                                          Prostate and             Phase I           Cephalon/TAP/Kyowa Hakko
                                          pancreatic cancer

                                          Solid Tumors             Research          Cephalon

  Protease Inhibitors................     Alzheimer's Disease      Research          Cephalon

                                          Stroke                   Research          Cephalon
  --------------------------------------------------------------------------------------------------------------

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

  (2) The FDA stated the NDA was "potentially approvable" under certain conditions. The prospects for regulatory approval in the United States are very uncertain. Cephalon and Chiron have withdrawn the marketing application for MYOTROPHIN in Europe. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Risks Related to Cephalon's Business."

  (3) Cephalon has entered into several collaborations under which the parties license technology to/from each other for research and development and marketing of the compounds. For further elaboration of commercial rights, see "Research and Development Collaborations."

--------------------------------------------------------------------------------

NEUROTROPHIC FACTORS (MYOTROPHIN)

     A major advance in neuroscience was the discovery of naturally-occurring proteins, referred to as neurotrophic, trophic or growth factors, that promote the survival of neurons. Several different neurotrophic factors have been identified which affect the survival of different types of neurons. However, neurotrophic factors cannot cross the blood-brain barrier. The Company's development efforts in this area focus on using the neurotrophic factor, MYOTROPHIN, in disorders such as amyotrophic lateral sclerosis and peripheral neuropathies, where the projections of the damaged neurons lie or extend outside the blood-brain barrier and are therefore accessible to trophic factors.

  Amyotrophic Lateral Sclerosis

     Amyotrophic lateral sclerosis ("ALS") is a fatal disorder of the nervous system characterized by the chronic, progressive degeneration of motor neurons. The term "amyotrophic" refers to the loss of lower motor neurons that project from the spinal cord to the muscle, and "lateral sclerosis" refers to the loss of upper motor neurons that project from the brain to motor neurons in the spinal cord. Although both groups of motor neurons are affected in this disease, it is the loss of the spinal (lower) motor neurons that leads to muscle weakness, muscle atrophy and, eventually, to the patient's death. ALS affects approximately 15,000-20,000 people in the United States. The Company believes that there is a proportionate incidence of ALS in the populations of Europe and Japan. The first symptom of ALS is muscle weakness, which progresses to muscle atrophy and loss of muscle function. The disease usually progresses over a three- to five-year period, with death usually resulting from loss of respiratory muscle control rendering the patient unable to breathe.

     The Company conducted clinical trials in North America and Europe. In February 1997, the Company and Chiron Corporation submitted a new drug application to the FDA for approval to market MYOTROPHIN in the United States for the treatment of amyotrophic lateral sclerosis. In May 1998, the FDA issued a letter stating that the new drug application was "potentially approvable," under certain conditions. The Company cannot predict whether these conditions can be met to the satisfaction of the FDA and the prospects for regulatory approval of MYOTROPHIN continue to be very uncertain in the United States. Cephalon and Chiron also filed jointly for regulatory approval of MYOTROPHIN in Europe. Because they believed the application would not be approved, in September 1998, Cephalon and Chiron withdrew their joint marketing authorization application for MYOTROPHIN in Europe for the treatment of ALS. A study of MYOTROPHIN in ALS patients is being conducted by Kyowa Hakko in Japan. For a complete discussion, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Risks Related to Cephalon's Business."

  Other indications

     The Company has conducted pilot studies to explore the utility of MYOTROPHIN in indications other than ALS, such as multiple sclerosis and peripheral neuropathies. Any further studies to be conducted by the Company are contingent upon the regulatory outcome of the MYOTROPHIN NDA.

GENE TRANSCRIPTION REGULATORS

     The inability of systemically administered trophic factors to cross the blood brain barrier must be overcome in order to address disorders of the central nervous system where the neurons as well as their axonal projections lie within the blood brain barrier. The Company is developing proprietary molecules believed to influence gene transcription by binding to a specific receptor found in neurons in the central nervous system. In preclinical studies, these orally active small molecules cross the blood-brain barrier and initiate transcriptional events at the genes responsible for the production of certain neurotrophic factors within the CNS.

  Alzheimer's Disease

     Alzheimer's disease is an intractable, chronic, and progressively incapacitating disease characterized by the presence of core neuritic plaques, neurofibrillary tangles and gliosis in the brain which is believed to result in the observed death of several types of neurons. Patients affected with this disease become severely demented. Alzheimer's disease afflicts an estimated 5% to 10% of the population over the age of 65, or approximately four million individuals in the United States, with more than 100,000 new cases diagnosed each year. The age-dependent nature of the disorder suggests that an increasing percentage of the population may be affected as the population ages.

     The focus of the Company's gene transcription regulator program is to develop molecules that would enhance the endogenous expression of neurotrophic factors in the CNS and promote neuronal survival in regions of the brain known to be affected by Alzheimer's disease. This program is being conducted in collaboration with Leo Pharmaceutical Products, Ltd.

SIGNAL TRANSDUCTION MODULATORS

     Survival of cells, including neurons, is regulated and influenced by factors that promote cell survival or induce cell death. These factors exert differential effects on the cell (promotion of survival versus induction of death) through activation of intracellular signaling pathways. Once activated, these pathways result in the discrete biochemical events targeted at distinct intracellular kinases (proteins) that regulate molecular pathways of survival or death. The Company's signal transduction modulator program focuses on identifying small molecules that modulate these signal transduction events.

Neurology

     In neurodegenerative disease, activation of death-promoting processes leads to neuronal death. Thus, inhibition of the signaling events in death-promoting pathways provides novel therapeutic targets for small molecules. The Company has developed an extensive proprietary library of small molecule modulators of the signal transduction processes which block the death process in isolated neurons in vitro and in vivo, where damage has been induced by a variety of harmful stimuli. The Company is pursuing the development of these small molecules for the treatment of Alzheimer's disease, Parkinson's disease and other neurodegenerative disorders.

  Alzheimer's Disease

     As previously mentioned, Alzheimer's disease is characterized by the death of neurons in the CNS. In addition to its work focused on gene transcription regulators, Cephalon has synthesized and identified a class of novel small molecules which are orally active and cell- and blood-brain barrier permeable and are inhibitors of the stress activated protein kinase pathway, which is believed to be the signaling pathway which may be linked to the death of neurons in this disease. One of these molecules, CEP-1347, has been shown to prevent neuronal death in vitro and in several models of neuronal death in vivo. CEP-1347 is currently in preclinical development for use as a potential treatment for Alzheimer's disease. This program is being conducted under the terms of a license agreement with Kyowa Hakko Kogyo Co., Ltd.

  Parkinson's Disease

     Parkinson's disease is a progressive disorder of the central nervous system affecting over one million people in the United States. Clinically, the disease is characterized by a decrease in spontaneous movements, gait difficulty, postural instability, rigidity and tremor. Parkinson's disease is caused by the degeneration of the pigmented neurons in the Substantia Nigra of the brain, resulting in decreased dopamine availability. In preclinical models of Parkinson's disease, CEP-1347 and other proprietary compounds have indicated their potential utility in the treatment of this disease by demonstrating the ability to protect the dopamine neurons in the Substantia Nigra.

Oncology

     Cancer is a disease of uncontrolled proliferation of cells. As the cells proliferate, they aggregate into masses, demand neovascularization (the formation of new blood vessels), invade organs, and can eventually lead to
death.    In many instances, it is the growth factors that are normally involved in maintenance of cells which become the culprits in driving their abnormal proliferation. Many of these growth factors bind to specific receptors (or receptor kinases) and initiate intracellular signals that direct the cell to proliferate. Thus, inhibition of these kinases provides a unique therapeutic strategy for treating a variety of oncological disorders. The Company has developed small molecule inhibitors of specific kinases that have been demonstrated in preclinical models to inhibit tumor growth. This research provides the opportunity for selective inhibition of tumor growth without the undesirable effects on other organ systems produced by traditional chemotherapeutics.

     Other factors become involved as the tumor cells aggregate and promote the formation of new blood vessels which provide nutrients to the growing tumor. This latter process is called angiogenesis. The Company has a core of proprietary, orally active molecules targeted at preventing the development of new blood vessels required by a cancerous tissue to grow or spread. Selective inhibition of this new vessel formation would result in slowing tumor growth by basically starving the tumor of necessary nutrients.

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

     The Company has identified certain molecules which modulate signal transduction by blocking (antagonizing) the action of certain growth factors through the trk kinase. The Company believes these inhibitors may be useful in treating certain diseases such as prostate cancer, where tumor growth and development may be mediated by an uncontrolled activation of the endogenous growth factor. This approach has been demonstrated by the Company to be active against androgen-refractory prostate cancer tumors in preclinical models.

     Cephalon and TAP Holdings Inc. are parties to a licensing and research and development collaboration to develop trk kinase inhibitors for the treatment of human cancers and prostate disorders in the United States. In 1996, TAP initiated a Phase I clinical study of an intravenously administered compound which was completed in 1998. In March 1998, TAP initiated an ongoing multiple-dose study of an orally administered compound. The objective of these multi-center studies is to examine the drugs' pharmacokinetic and safety profiles in patients with advanced cancer. The molecules used by TAP in these studies were developed under the Company's agreement with Kyowa Hakko.

  Solid Tumors

     Angiogenesis, the natural process used by the human body to produce blood vessels, occurs as a pathological process in the development of solid tumors such as breast and lung cancers. The blood vessels created by this process provide the nutrients and oxygen the tumor needs to grow and spread. The process of angiogenesis is mediated by a number of factors including the polypeptide vascular endothelial growth factor ("VEGF"). As a result, the Company believes that inhibitors of the receptor kinase for VEGF has potential utility in the treatment of solid tumors.

     The Company has synthesized a number of proprietary orally active small molecules which, in in vitro studies, are potent and selective inhibitors of the receptor kinase for VEGF. The Company is currently evaluating these molecules in preclinical models for their potential utility in a variety of solid tumors.

PROTEASE INHIBITORS

  A protease is a naturally-occurring enzyme that is responsible for the processing or cleavage of a protein. Certain proteases have been implicated in the pathogenesis of neurodegenerative disorders, either directly by causing neuronal death or indirectly by cleaving proteins into smaller peptide fragments. These peptide fragments may threaten the survival of neurons. The Company has developed expertise in identifying, isolating and assaying specific types of proteases believed to be involved in certain neurodegenerative disorders. In addition, the Company's expertise in chemistry has enabled the synthesis of molecules that, in preclinical studies, specifically inhibit the action of these proteases. In the past, the Company has focused on developing small molecule therapeutics that inhibit the actions of the protease calpain, which is thought to play a role in causing the neuronal damage associated with stroke and on other compounds that inhibit the protease sigma-secretase, which plays a pivotal role in the production of the toxic beta-Amyloid protein associated with the degeneration in Alzheimer's disease. The Company believes that this core technology can be applied to any number of proteases and disorders.

RESEARCH AND DEVELOPMENT COLLABORATIONS

NEUROTROPHIC FACTORS (MYOTROPHIN)

 Cephalon Clinical Partners, L.P.

  In August 1992, Cephalon exclusively licensed to Cephalon Clinical Partners, L.P. (the "Partnership"), rights to MYOTROPHIN for human therapeutic use within the United States, Canada and Europe (the "Territory"). The Company is performing the development and clinical testing of MYOTROPHIN on behalf of the Partnership under a research and development agreement with the Partnership. Under the agreement, the Partnership reimbursed the Company an aggregate $38,714,000 through 1995 for development costs incurred. Since that time, the Company has been funding the continued development of MYOTROPHIN from its own cash resources.

  The Partnership has granted an exclusive license to the Company to manufacture and market MYOTROPHIN for human therapeutic use within the Territory in return for royalty payments equal to 10.1% of sales and a payment of approximately $16,000,000 (the "Milestone Payment") that will be made if MYOTROPHIN receives regulatory approval in the United States or certain other countries within the Territory.

  The Company has a contractual option to purchase all of the limited partnership interests in the Partnership (the "Purchase Option"). To exercise the Purchase Option, Cephalon is required to make an advance payment of $40,275,000 in cash or, at Cephalon's election, $42,369,000 in shares of common stock, valued at the market price at the time the Purchase Option is exercised. The Purchase Option will become exercisable for a 45-day period commencing on the date which is the earlier of (a) the date which is the later of (i) the last day of the first month in which the Partnership shall have received Interim License payments equal to fifteen percent (15%) of the limited partners' capital contributions (excluding the Milestone Payment), and (ii) the last day of the 24th full month after the date of the Company's first commercial sale, if any, of MYOTROPHIN within the Territory that generates a payment to the Partnership, and (b) the last day of the 48th full month after the date of such first commercial sale, if any, in the Territory. If the Company does not exercise the Purchase Option, its license will terminate and all rights to manufacture or market MYOTROPHIN in the Territory will revert to the Partnership, which may then commercialize MYOTROPHIN itself or license or assign its rights to a third party. The Company would not receive any benefits from such commercialization, license or assignment of rights.

 Kyowa Hakko Kogyo Co., Ltd.

  In July 1993, the Company entered into an agreement with Kyowa Hakko providing for the development of MYOTROPHIN in Japan. Kyowa Hakko is responsible for funding product development activities, conducting clinical trials in ALS and seeking authorization to market MYOTROPHIN in Japan. In April 1995, Kyowa Hakko initiated a Phase III study in Japan, results of which may be available in late
1999.   The Company is supplying MYOTROPHIN at its cost to Kyowa Hakko for use in Japanese clinical trials, and will supply MYOTROPHIN for a percentage of any net product sales for commercial use. In addition, the Company is to receive certain licensing, milestone and royalty payments. Under certain circumstances, the Company has an option to co-promote MYOTROPHIN in Japan.

  The Company may terminate the agreement if (i) Kyowa Hakko fails to file for marketing approval of MYOTROPHIN in Japan within eight years from the date of the agreement, except where such failure is not within Kyowa Hakko's control, or
(ii) if Kyowa Hakko discontinues the development of MYOTROPHIN because of a lack of safety or efficacy.

 Chiron Corporation

  Since January 1994, the Company and Chiron have collaborated in the development of MYOTROPHIN for the treatment of ALS and certain other neurological disorders, for commercialization in all countries of the world other than Japan. Through June 1998, the costs of the program had generally been shared equally by the two companies. Currently, the companies are funding their own program expenses.

  Profits, if any, and losses from the marketing of MYOTROPHIN for the treatment of ALS and other neurological disorders in North America, the countries of the European Community and certain other European countries ("Western Europe") generally will be shared equally by the Company and Chiron. In addition, the Company will receive a royalty on sales of MYOTROPHIN, if any, in Western Europe to treat ALS. Chiron will market the products in the collaboration's territories outside of North America and Western Europe, in return for royalties to the collaboration, which also will be shared equally by the Company and Chiron.

  Either party may terminate the collaboration if there is no reasonable basis for developing any of the collaboration's compounds. If the Company is the non-terminating party, it may continue to license the technology or require Chiron to supply product on a "cost plus" basis for a certain period of time. The agreement also is subject to termination if Cephalon does not exercise the Purchase Option. See "Cephalon Clinical Partners, L.P."

  Under the collaboration, Chiron has an option to obtain the Company's IGF-I technology outside the neurology field for compensation to be determined if such option is exercised.

  The Company's collaboration with Chiron is subject to the rights of Cephalon Clinical Partners, L.P., which has licensed the Company the right to develop MYOTROPHIN in North America and Europe in return for receiving certain payments. The Company is solely responsible for making any royalty and milestone payments owed to the Partnership and is responsible for funding the Purchase Option if it exercises the option. See "Cephalon Clinical Partners, L.P."

GENE TRANSCRIPTION REGULATORS

 Leo Pharmaceutical Products, Ltd.

  In November 1996, the Company and Leo Pharmaceutical Products, Ltd. ("Leo") entered into an agreement to collaborate in the development of gene transcription regulators for use in the treatment of neurological disorders.

  Under this agreement, Cephalon will use its proprietary technology to evaluate molecules synthesized by Leo. The companies intend to jointly develop selected products and will share the cost of development. Leo is responsible for the cost of Phase I studies, Cephalon is responsible for the cost of Phase II, and the two companies will share equally in the cost of Phase III. Cephalon will have the exclusive rights to market and sell these jointly developed products in the United States and Mexico in the neurological field, and will pay Leo a percentage of net product sales as a royalty and for the supply of product. Cephalon will receive a royalty from Leo's net product sales of jointly developed products in other territories.

SIGNAL TRANSDUCTION MODULATORS

 TAP Holdings Inc.

  The Company and TAP Holdings Inc. are parties to a licensing and research and development collaboration to develop and commercialize certain compounds for the treatment of human cancers and prostate disorders in the United States. The compounds belong to a family of inhibitors from the Company's signal transduction modulator program.

  Under the terms of the agreement, the Company performs research and preclinical development of these compounds for which it is compensated quarterly by TAP, based on a contract rate per individual assigned to the program for that quarter and reimbursement of certain external costs, all subject to annual budgetary maximums. The research under the agreement may be extended for one-year periods. TAP may terminate the research under the agreement upon 90 days prior to the expiration.

  TAP is responsible for conducting and funding all U.S. clinical trials and additional activities for regulatory submissions for U.S. marketing approval. The agreement provides for TAP to make milestone payments to Cephalon upon the submission and approval of new drug applications, if any, that may emanate from the collaboration and to purchase commercial supplies of product from Cephalon at a price equal to a fixed percentage of sales plus royalties on product sales.

 Kyowa Hakko Kogyo Co., Ltd.

  In May 1992, the Company licensed from Kyowa Hakko Kogyo Co., Ltd. patent and other intellectual property rights to a class of small molecules which the Company has identified as signal transduction modulators; certain of these molecules are being developed for use in the treatment of neurological disorders and others are being developed for the treatment of cancer.

  The Company has exclusive marketing rights in North America and Europe with respect to certain of those compounds, which the Company is seeking to develop for the treatment of prostate and pancreatic cancer; Kyowa Hakko retains exclusive marketing rights to these compounds in Asia. The Company has exclusive marketing rights in the United States with respect to all other of these compounds, which the Company is seeking to develop for the treatment of neurological disorders; the Company and Kyowa Hakko each hold semi-exclusive marketing rights to these compounds throughout the rest of the world, including Europe and Japan. The Company will pay to Kyowa Hakko a royalty on all sales of pharmaceutical products containing the compounds. Under the terms of a related supply agreement, Kyowa Hakko is responsible for supplying the compounds under development. However, if Kyowa Hakko determines that it cannot or will not manufacture and supply the compounds, it must then arrange for a third party to manufacture and supply the compounds or allow the Company to assume responsibility for manufacturing and supply. The license and supply agreements will automatically terminate if the Company discontinues the development of pharmaceutical products containing the compounds due to lack of safety or efficacy.

PATENTS AND PROPRIETARY TECHNOLOGIES

  An important part of Cephalon's product development strategy is to seek protection for its products and technologies through the use of U.S. and foreign patents and trademarks. As described below, Cephalon holds rights to and has filed applications for various U.S. and foreign patents, though Cephalon cannot be certain that any of these patent applications will issue, or if issued, that they will not be challenged by third parties or that Cephalon will not be found to have infringed upon the rights of others in any case.

 PROVIGIL

  The particle size of the composition of modafinil as the active drug substance in PROVIGIL is included in claims of a U.S. patent of the Company which issued in 1997. Foreign patents claiming the particle size composition of modafinil are pending in Cephalon's other territories. The composition-of-matter patent claiming modafinil as the active drug substance in PROVIGIL expired in 1998 in the Republic of Ireland, Japan, Italy and Mexico. This patent was to have expired in 1998 in the United Kingdom and the United States; however, the Company has applied for an extension of the patent in the those countries. In the United States, if the Company were to secure the maximum extension permitted under the terms of the U.S. Drug Price Competition and Patent Term Restoration Act of 1984, as amended (the "DPC Act"), the composition of matter patent would expire on November 18, 2001. The Company cannot be certain that it will receive this patent extension or that it will be able to take advantage of any other patent benefits of the DPC Act. The Company does not believe that an extension of the modafinil composition patent is possible in any other of its licensed territories. Also included in the license from Lafon are rights to a U.S. patent that issued in January 1993 for the use of PROVIGIL in treating Parkinson's disease and a U.S. patent issued in 1990 which claims the composition of isomers of PROVIGIL. The FDA has granted orphan drug status to PROVIGIL for use in the treatment of excessive daytime sleepiness associated with narcolepsy, that provides for a seven-year period of marketing exclusivity for PROVIGIL in that indication. See "Government Regulation."

 MYOTROPHIN

  MYOTROPHIN(R) (mecasermin) Injection is the Company's trademark for recombinant human insulin-like growth factor-I ("rhIGF-I" or "IGF-I"). The Company believes that the composition of rhIGF-I is in the public domain and therefore cannot be patented under a composition-of-matter patent. However, Cephalon owns issued U.S., European and Japanese patents which include claims covering the use of IGF-I for the treatment of diseases caused by the death of non-mitotic, cholinergic neurons, including motor neurons compromised in ALS. The Company also owns U.S. patents claiming the use of IGF-I in treating certain types of peripheral neuropathies, and the Company has filed similar applications in Canada, Europe and Japan. Cephalon also has filed patent applications in the United States, Canada, Europe and Japan covering the use of IGF-I in enhancing the survival of neuronal cells. The issued patents and all patent applications relating to IGF-I in the United States, Canada and Europe have been licensed to Cephalon Clinical Partners, L.P.

  The FDA has designated MYOTROPHIN as an orphan drug for use in the treatment of ALS. See "Government Regulation."

  Under an agreement with SIBIA Neurosciences, Inc. ("SIBIA"), the Company has obtained a license to use certain patent rights and other technology related to the manufacture of rhIGF-I in certain strains of yeast host cells. The issued patent and all patent applications relating to IGF-I in the United States, Canada and Europe have been licensed to the Partnership.

  Subject to the rights of the Partnership, the Company and Chiron cross-licensed all of their respective patents and patent applications related to IGF-I and certain other compounds (excluding the Company's rights under the SIBIA license, as to which Chiron has the option to sublicense) in the field of neurological diseases and disorders, including Chiron's rights under U.S. and foreign patents.

  The Company cannot be sure that any of its patent applications for IGF-I uses will issue, that any issued patents will be as broad in scope as such patent applications or that the claims of any issued patent will withstand challenge. Even in those jurisdictions where rhIGF-I (or the processes used in IGF-I manufacturing) may be covered by the claims of a use patent, "off-label" sales by a third party might occur, especially if another company markets rhIGF-I for other uses at a price that is less than the price of MYOTROPHIN, thereby potentially reducing sales of MYOTROPHIN. It is not always possible to detect "off-label" sales and therefore enforcement of use patents can be difficult. Furthermore, some jurisdictions outside of the United States restrict the manner in which patents claiming uses of a product may be enforced.

  Under its collaboration with Chiron, Chiron has the primary responsibility for manufacturing commercial supplies of MYOTROPHIN. One of Chiron's issued patents related to certain methods for the manufacture of recombinant proteins, including rhIGF-I, is currently the subject of an interference proceeding before the U.S. Patent and Trademark Office ("USPTO") involving patent applications owned by Genentech, Inc. ("Genentech"). It is not known when or how the USPTO will ultimately conclude the interference proceeding. Another related patent application of Chiron, which may cover the current process for manufacturing rhIGF-I, was the subject of another interference proceeding with a Genentech patent. Chiron prevailed in the second interference proceeding and thereafter prevailed in a district court appeal brought by Genentech. That decision was appealed to the U.S. Court of Appeals for the Federal Circuit ("CAFC") by Genentech. In April, 1997, the CAFC reversed the District Court's judgment and remanded the case back to the District Court, which issued a judgment affirming the USPTO decision for Chiron. Genentech has the right to appeal to the CAFC. It is not possible to predict which party will obtain an issued patent or whether the issued claims will cover any portion of the current manufacturing process. The Company is aware of other patents and patent applications owned by third parties, which if issued with the claims as filed, may cover certain aspects of the current method of manufacturing rhIGF-I. The Company and Chiron intend to either seek licenses under any valid patents related to the manufacturing of rhIGF-I as required or, alternatively, modify the manufacturing process. There can be no assurance that, if required, such licenses can be obtained at all or on acceptable terms or that a modified manufacturing process can be implemented at all or without substantial cost or delay. If neither approach is feasible, the Company could be subject to a claim of patent infringement which, if successful, could prevent the Company from manufacturing or selling MYOTROPHIN in the United States.

  Even if patents issue on the pending applications owned or licensed by the Company, there can be no assurance that applications filed by others will not result in patents that would be infringed by the manufacture, use or sale of MYOTROPHIN. The Company is aware of a U.S. patent recently issued to Genentech and a granted European patent that claim the use of IGF-I in treating neuronal damage suffered after a central nervous system insult affecting glia and/or other non-cholinergic cells, by increasing the active concentration(s) of IGF-I or its analogues in the CNS. The Company has filed an opposition against the granted European patent. The Company cannot predict the outcome of this opposition at this time. If the claims of the issued U.S. patent and the granted European patent are not otherwise invalid or unenforceable, or if the grant is not revoked by the European Patent Office, the Company could be prevented from selling MYOTROPHIN in the United States and Europe for uses of IGF-I claimed in the patents, unless it obtained a license to the patents. There can be no assurance that a license is available at all or on acceptable terms to the Company. The Company believes, based on a preliminary review, that the claims of the issued United States patent and the granted European patent would not be infringed by the use or sale of MYOTROPHIN for the treatment of ALS or peripheral neuropathies, and that the claims directed to the treatment of
multiple sclerosis are invalid over the prior art.   The Company is aware of a
published application filed under the Paris Convention Treaty, designating the United States, that relates to the use of IGF-I in effecting a change in the CNS. The Company believes that even if the subject matter were deemed to overlap the subject matter of issued patents and pending patent applications filed by the Company in the United States, based on the filing date of the third party's application, it would not take priority over the Company's patents or applications.

  Another third party has been granted a U.S. patent claiming the use of IGF-I to treat diabetic neuropathy. This patent could prevent the Company from selling MYOTROPHIN in the United States for use in treating diabetic neuropathy unless it obtained a license to the patent. That third party may also be prosecuting a U.S. patent application that may contain a broader claim which, if issued, could generally cover the use of rhIGF-I to treat many neurological conditions, including ALS and peripheral neuropathies. The owner of such third-party patent application has asserted for several years that the subject matter claimed in its application interferes with claims of the Company's patent with respect to the use of rhIGF- I in treating ALS. If a broad claim were to issue, or an interference declared and the third party patent prevailed, the Company could be prevented from selling MYOTROPHIN in the United States for use in treating ALS and peripheral neuropathies unless it obtained a license to the patent. There can be no assurance that any such licenses could be obtained at all or on acceptable terms from any third parties holding a patent which covers any of the Company's commercial activities. Furthermore, one or more claims of the Company's existing patents could be declared invalid.

 Other

  Cephalon also owns issued U.S. patents claiming compositions of inhibitors of certain proteases, compositions and uses of certain novel classes of small molecules for inhibition of calpain, compositions and uses of a novel class of small molecules for inhibition of the multicatalytic protease, and compositions and uses of a novel class of small molecules referred to as "fused pyrrolocarbazoles." Counterparts of these patents have been filed in other countries, as appropriate.

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

  No assurance can be given that any additional patents will be issued on any of the patent applications owned by the Company or licensed from third parties. Furthermore, even if such patents are issued, there can be no assurance that the validity of any issued patents will be upheld if challenged, that any issued patents will provide protection against competitive products or otherwise be commercially valuable, or that applications filed by others will not result in patents that would be infringed by the manufacture, use or sale of the Company's products. In addition, patent law relating to the scope of claims in the biotechnology field is still evolving and the biotechnology patent rights of the Company are subject to this additional uncertainty. There can be no assurance that others will not independently develop similar products, duplicate any of the Company's products, or, if patents are issued to the Company, design around any products developed by the Company.

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

  Cephalon has no manufacturing facilities of its own and relies on third parties for all of its manufacturing requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Risks Related to Cephalon's Business."

  The Company relies on Lafon for all of its requirements of bulk modafinil compound and upon third party manufacturers to provide final formulation, tabletting and packaging of PROVIGIL.

  Cephalon relies on Chiron for all of its manufacturing requirements for MYOTROPHIN (including clinical and commercial supplies of MYOTROPHIN used by Kyowa Hakko in Japan). The Company is aware of patents and patent applications owned by third parties that may cover certain aspects of the collaboration's method of manufacturing MYOTROPHIN. See "Patents and Proprietary Technologies."

  Cephalon relies on Kyowa Hakko to supply bulk compounds for its signal transduction modulator research program, but if Kyowa Hakko determines that it cannot or will not manufacture and supply the compounds, it must then arrange for a third party to manufacture and supply the compounds or allow the Company to assume responsibility for manufacturing and supply. See "Research and Development Collaborations--Kyowa Hakko Kogyo Co., Ltd."

  Under the Company's agreement with TAP, the Company is obligated to provide finished product for use in clinical trials and ultimately for commercial purposes. See "Research and Development Collaborations--TAP Holdings Inc."

COMPETITION

  Competition in the Company's fields of interest, from both large and small companies, is intense and is expected to increase. Furthermore, academic institutions, governmental agencies, and other public and private research organizations will continue to conduct research, seek patent protection, and establish collaborative arrangements for product development. Products developed by any of these entities may compete directly with those developed or sold by the Company. Many of these companies and institutions have substantially greater capital resources, research and development staffs and facilities than the Company, and substantially greater experience in conducting clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. These entities represent significant competition for the Company. In addition, competitors who are developing products for the treatment of neurological or oncological disorders might succeed in developing technologies and products that are more effective than any being developed or sold by the Company or that would render its technology and products obsolete or noncompetitive. Competition and innovation from these or other sources potentially could materially adversely affect any sales of products which might be developed or are currently being sold by the Company or make them obsolete. Advances in current treatment methods may also adversely affect the market for such products. The approval and introduction of therapeutic products that compete with compounds being developed by the Company could also adversely affect the Company's ability to attract and maintain patients in clinical studies for the same indication or otherwise successfully complete its clinical studies.

  With respect to PROVIGIL, there are presently several products used in the United States and the Company's other licensed territories to treat narcolepsy. There can be no assurance that the Company will be able to demonstrate the potential advantages of PROVIGIL to prescribing physicians and their patients on an absolute basis and/or in comparison to other presently marketed products. In the United States and elsewhere, PROVIGIL faces significant competition in the marketplace since narcolepsy is currently treated with several drugs, all of which have been available for a number of years and many of which are available in inexpensive generic forms.

  With respect to MYOTROPHIN, Rilutek(R) (riluzole) has been approved and is being marketed by Rhone-Poulenc Rorer in the United States and certain countries in Europe for the treatment of ALS. In addition, the Company believes that other companies are developing other therapeutic agents for the treatment of ALS. Because the potential patient population for ALS is limited, competition from other products may adversely affect potential sales of MYOTROPHIN. Other companies are developing rhIGF-I as a therapeutic product for diseases other than ALS or peripheral neuropathy, including Chiron. If another company markets rhIGF-I for other uses at a price lower than the price of MYOTROPHIN, potential sales of MYOTROPHIN, if any, may be reduced. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Risks Related to Cephalon's Business."

  Cephalon is marketing proprietary products of other pharmaceutical companies, including STADOL NS in the United States and APOKINON in France. All of these therapies compete directly or indirectly with other products on the market. In addition, in all cases, new products are under development by third parties which could compete, if approved for marketing, with the products currently being marketed by the Company.

GOVERNMENT REGULATION

  The manufacture and sale of therapeutics are subject to extensive regulation by U.S. and foreign governmental authorities. In particular, pharmaceutical products are subject to rigorous preclinical and clinical trials and other approval requirements by the FDA in the United States under the U.S. Food, Drug and Cosmetic Act and by comparable agencies in most foreign countries.

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

  Clinical trials are typically conducted in three sequential phases, although the phases may overlap. In Phase I, which frequently begins with the initial introduction of the drug into healthy human subjects prior to introduction into patients, the compound is tested for safety (adverse effects), dosage tolerance, absorption, biodistribution, metabolism, excretion, clinical pharmacology and, if possible, to gain early information on effectiveness. Phase II typically involves studies in a small sample of the intended patient population to assess the efficacy of the drug for a specific indication, to determine dose tolerance and the optimal dose range as well as to gather additional information relating to safety and potential adverse effects. Phase III trials are undertaken to further evaluate clinical safety and efficacy in an expanded patient population, often at multiple study sites, in order to determine the overall risk-benefit ratio of the drug, and to provide an adequate basis for physician labeling. Each trial is conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. In the United States, each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be evaluated by an independent Institutional Review Board ("IRB") at the institution at which the study will be conducted. The IRB considers, among other things, ethical factors, the safety of an informed consent by human subjects and the possible liability of the institution. Similar procedures and requirements must be fulfilled to conduct studies in other countries.

  Data from preclinical and clinical trials are submitted to the FDA in a new drug application ("NDA") for marketing approval and to foreign health authorities in Europe as a marketing authorization application ("MAA"). The process of completing clinical trials for a new drug is likely to take a number of years and require the expenditure of substantial resources. Preparing an NDA or MAA involves considerable data collection, verification, analyses and expense, and there can be no assurance that the FDA or any foreign health authority will grant an approval on a timely basis, or at all. The approval process is affected by a number of factors, primarily the risks and benefits demonstrated in clinical trials as well as the severity of the disease and the availability of alternative treatments. The FDA or foreign health authorities may deny an NDA or MAA, in their sole discretion, if that authority determines that its regulatory criteria have not been satisfied or may require additional testing or information. Among the conditions for marketing approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to the cGMP regulations of the health authority. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production, quality control and quality assurance to ensure full technical compliance. Manufacturing establishments, both foreign and domestic, also are subject to inspections by or under the authority of the FDA and by other federal, state, local or foreign agencies.

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

  In the United States, the Orphan Drug Act provides incentives to drug manufacturers to develop and manufacture drugs for the treatment of either (i) rare diseases, currently defined as diseases that affect fewer than 200,000 individuals in the United States or, (ii) for a disease that affects more than 200,000 individuals in the United States, where the sponsor does not realistically anticipate its product becoming profitable. The FDA has granted PROVIGIL orphan drug status for use in treating narcolepsy and has designated MYOTROPHIN as an orphan drug for use in treating ALS, because each indication currently affects fewer than 200,000 individuals in the United States. Under the Orphan Drug Act, a manufacturer of a designated orphan product can seek certain tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity for that product for the orphan indication. While the marketing exclusivity of an orphan drug would prevent other sponsors from obtaining approval of the same compound for the same indication, it would not prevent approval of the compound for other indications. In addition, other types of drugs may be approved for the same use. Orphan drug designation does not confer any special or preferential treatment in the regulatory review process. The U.S. Congress has considered, and may consider in the future, legislation that would restrict the duration of the market exclusivity of an orphan drug and, thus, there can be no assurance that the benefits of the existing statute will remain in effect.

  Under the terms of the U.S. Drug Price Competition and Patent Term Restoration Act of 1984 (the "DPC Act"), a sponsor may be granted a maximum five year extension of the term of a patent for a period of time following the initial FDA approval of a new drug application (NDA) for a new chemical entity ("NCE"). The statute specifically allows a patent owner to extend the term of the patent for a period equal to one-half the period of time elapsed between the filing of an IND and the filing of the corresponding NDA plus the complete period of time between the filing of the NDA and FDA approval, up to a maximum of five years of patent term extension. Any such extension, however, cannot extend the patent term beyond a maximum term of 14 years following FDA approval. Additionally, under this statute, five years of marketing exclusivity is granted for the first approval of a NCE. During this period of exclusivity, a third party would be prevented from filing an Abbreviated New Drug Application ("ANDA") or a 505(b)(2) application for a modafinil drug product equivalent or identical to PROVIGIL. An ANDA is the application form typically used by manufacturers seeking approval of a generic version of an approved drug. Subsequent approved indications for the NCE are eligible, under this statute, to three years of limited marketing exclusivity for the indication. During any three year exclusivity period, a third party may file an ANDA or a 505(b)(2) application seeking approval for any non-exclusive indication(s) if any five-year exclusivity granted to the NCE has expired, but would be prohibited from marketing a generic version of the new chemical entity for the subsequent approved indication until the expiration of three years from marketing authorization for such subsequent approved indication. The Company intends to seek the benefits of this statute as applicable, but there can be no assurance that the Company will be able to obtain any such benefits.

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

  The Controlled Substances Act (the "CSA") imposes various registration, record-keeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products. A principal factor in determining the particular CSA requirements, if any, applicable to a product is its actual or potential abuse profile. A pharmaceutical product may be "scheduled" as a
Schedule I, II, III, IV or V substance, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest. Modafinil, the active drug substance in PROVIGIL, has been scheduled under the CSA as a Schedule IV substance. Schedule IV substances, such as modafinil, are allowed no more than five prescription refills during a six-month period and are subject to special handling procedures relating to the storage, shipment, inventory control and disposal of the product. Additionally, PROVIGIL may be subject to various state statutes regulating controlled substances which, in some cases, may be more restrictive than the CSA. In 1997, STADOL NS was classified as a Schedule IV controlled substance at the request of Bristol-Myers Squibb. In addition, a number of state regulatory agencies in the United States have independently controlled the distribution of STADOL NS under their local authority.

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

  The Company also maintains a Medical Advisory Board consisting of individuals with expertise in clinical development who periodically review and evaluate the Company's clinical development plans and clinical trials. The members are compensated by the Company for their services. The current members of the Company's Medical Advisory Board are as follows:

               Arthur K. Asbury, M.D.,
               University of Pennsylvania Medical Center
               Robert L. Barchi, M.D., Ph.D.,
               University of Pennsylvania Medical Center
               Dennis Choi, M.D., Ph.D.,
               Washington University School of Medicine
               Steven T. DeKosky, M.D.,
               Western Psychiatric Institute and Clinic
               Richard Johnson, M.D.,
               Johns Hopkins Hospital
               Robert Y. Moore, M.D., Ph.D.,
               University of Pittsburgh

EMPLOYEES

  As of December 31, 1998, the Company had a total of 295 full-time employees, of which 227 were employed at the Company's main facility in West Chester, Pennsylvania, 18 were located at the Company's facilities in Europe, and approximately 50 were engaged in sales and marketing activities throughout the United States. The Company believes that it has been successful in attracting skilled and experienced personnel; however, competition for such personnel is intense. None of the Company's employees are covered by collective bargaining agreements. Management considers relations with its employees to be good.

ITEM 2. PROPERTIES

  The Company owns its administrative offices and research facilities, which currently occupy approximately 156,000 square feet of space in West Chester, Pennsylvania. The Company also leases approximately 4,950 square feet of office space in Surrey, England, which serves as the Company's European headquarters. The annual cost of the lease is approximately $193,000. The Company also leases offices in France and Germany at an aggregate annual cost of approximately $45,000. The Company believes that its current facilities are adequate for its present purposes.

ITEM 3. LEGAL PROCEEDINGS

  The Company, a current director and officer, and a former officer have been named as defendants in a number of civil actions filed in the U.S. District Court for the Eastern District of Pennsylvania, which have been consolidated into a single class action. The plaintiff class is comprised of those persons and entities who purchased Cephalon common stock, or traded in options to buy or sell Cephalon common stock, during the period June 12, 1995 through and including June 7, 1996. Plaintiffs seek to hold defendants liable for stock trading losses that stem from alleged violations of the U.S. securities laws and alleged common law negligent misrepresentation. More specifically, plaintiffs have alleged that statements by the Company and the named defendants relating to the results of certain clinical studies of MYOTROPHIN were misleading. A judgment in this matter could materially exceed the coverage which may be available under its directors' and officers' liability insurance. The Company is vigorously defending this lawsuit and believes that there are valid defenses against the claims, but the defense of the action is expensive, and the costs of defense will reduce the available insurance coverage that might otherwise be available to satisfy the claims. In an effort to resolve this dispute, in January 1999, the Company engaged a mediator to initiate a non-binding mediation process and commenced discussions with counsel for the lead plaintiffs. At this time, the Company is not able to determine with any certainty the outcome of this action or its potential liability.

  Due to the Company's involvement in promoting STADOL NS(R) (butorphanol tartrate) Nasal Spray, a product of Bristol-Myers Squibb, the Company is a co-defendant in a product liability action brought against BMS. Although the Company cannot predict with certainty the outcome of this litigation, it believes that any expenses or damages that are incurred will be paid by BMS under the indemnification provisions of the co-promotion agreement. As such, the Company does not believe that these actions will have a negative effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to the vote of security holders during the fourth quarter of fiscal 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Common Stock of Cephalon, Inc. is quoted on the NASDAQ National Market under the symbol "CEPH." The following table sets forth the range of high and low sale prices for the Common Stock as reported on the NASDAQ National Market for the periods indicated below.

                                                              High     LOW
                                                              ----     ---
      1997
         First Quarter......................................  28.50    17.38
         Second Quarter.....................................  21.88    11.00
         Third Quarter......................................  12.63     9.50
         Fourth Quarter.....................................  13.88     9.75

      1998
         First Quarter......................................  15.00     9.50
         Second Quarter.....................................  16.13     6.75
         Third Quarter......................................   8.31     3.86
         Fourth Quarter.....................................  10.36     4.50

      1999
         First Quarter (through February 19, 1999)..........  10.69     8.00


  As of February 19, 1999 there were 757 holders of record and approximately 18,000 beneficial holders of the Company's Common Stock. On February 19, 1999, the last reported sale price of the Common Stock as reported on the NASDAQ National Market was $8.06 per share.

  Cephalon has never declared or paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected consolidated financial data have been derived from the consolidated financial statements of Cephalon, Inc. as of and for each of the five years in the period ended December 31, 1998 which have been audited by Arthur Andersen LLP, independent public accountants. This data should be read in conjunction with the Company's consolidated financial statements, including notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                                 Year Ended December 31,
                                                      -----------------------------------------------------------------------------
                                                           1998            1997            1996            1995            1994
                                                           ----            ----            ----            ----            ----
Statement of Operations Data:
Revenues............................................  $  15,655,000   $  23,140,000   $  21,366,000   $  46,999,000    $ 21,681,000
Operating Expenses:
 Research and development...........................     43,649,000      51,587,000      62,096,000      73,994,000      51,613,000
 Selling, general and administrative................     30,947,000      36,744,000      28,605,000      15,762,000       9,180,000
                                                      -------------   -------------   -------------   -------------    ------------
Total operating expenses............................     74,596,000      88,331,000      90,701,000      89,756,000      60,793,000
Interest income, net................................      3,534,000       4,772,000       6,205,000       9,754,000       3,047,000
Gain on sale of assets..............................             --              --       9,845,000              --              --
                                                      -------------   -------------   -------------   -------------    ------------
Loss................................................  $ (55,407,000)  $ (60,419,000)  $ (53,285,000)  $ (33,003,000)   $(36,065,000)
                                                      =============   =============   =============   =============    ============
Basic and diluted loss per share....................  $       (1.95)  $       (2.36)  $       (2.19)  $       (1.63)   $      (2.13)
Weighted average number of shares outstanding.......     28,413,220      25,637,508      24,319,163      20,262,071      16,928,516

                                                                                   As of December 31,
                                                      -----------------------------------------------------------------------------
                                                          1998            1997            1996            1995            1994
                                                          ----            ----            ----            ----            ----
Balance Sheet Data:
Cash, cash equivalents and investments(1)...........  $  67,346,000   $ 119,471,000   $ 146,848,000   $ 178,067,000    $114,458,000
Total assets........................................     94,673,000     151,208,000     177,891,000     221,330,000     140,173,000
Long-term debt......................................     15,096,000      27,587,000      16,974,000      21,668,000      16,088,000
Accumulated deficit(2)..............................   (273,793,000)   (218,386,000)   (157,967,000)   (104,682,000)    (71,679,000)
Stockholders' equity(2).............................     57,602,000     100,338,000     137,326,000     180,205,000     112,767,000

(1) Maintenance of certain cash and investment balances is required by specific agreements.
(2) No cash dividends have been declared on the capital stock since the inception of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN RISKS RELATED TO CEPHALON'S BUSINESS

     In addition to historical facts or statements of current condition, this report contains forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. These may include statements regarding anticipated scientific progress in our research programs, development of potential pharmaceutical products, prospects for regulatory approval, manufacturing capabilities, market prospects for our products, sales and earnings projections, and other statements regarding matters that are not historical facts. Some of these forward-looking statements may be identified by the use of words in the statements such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" or other words and terms of similar meaning. Our performance and financial results could differ materially from those reflected in these forward-looking statements due to general financial, economic, regulatory and political conditions affecting the biotechnology and pharmaceutical industries as well as more specific risks and uncertainties such as those set forth below. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you are cautioned not to place too much reliance on any such forward-looking statements. Furthermore, we do not intend (and we are not obligated) to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

Dependence on the Commercial Success of PROVIGIL(R) (modafinil) Tablets [C-IV]

     During the next several years we will be very dependent on the commercial success of PROVIGIL(R) (modafinil) Tablets [C-IV] ("PROVIGIL Tablets" or "PROVIGIL"), especially in the United States. In December 1998, the FDA approved PROVIGIL for use by those suffering from excessive daytime sleepiness associated with narcolepsy. The market for use of PROVIGIL in narcolepsy patients is relatively small; it is limited to approximately 125,000 persons in the United States, of which we estimate between 30,000 and 45,000 currently are seeking treatment from a physician. At our present level of operations, we will not be able to attain profitability if physicians prescribe PROVIGIL only for those who are diagnosed narcoleptics and, we may not promote PROVIGIL outside of this approved use. We have initiated clinical studies to examine whether or not PROVIGIL is effective and safe when used in connection with disorders other than narcolepsy, but we do not know whether these studies will in fact demonstrate safety and efficacy, or if they do, whether we will succeed in receiving regulatory approval to market PROVIGIL for additional disorders. If the results of these studies are negative, or if adverse experiences are reported in these clinical studies or otherwise in connection with the use of PROVIGIL by patients, this could undermine physician and patient comfort with the product and limit the commercial success of the product. Even if the results of these studies are positive, the impact on PROVIGIL may be negligible until we are able to obtain FDA approval to expand the authorized use of PROVIGIL to include treatment for conditions other than excessive daytime sleepiness associated with narcolepsy. FDA regulations restrict our ability to communicate the results of additional clinical studies to patients and physicians without first obtaining from the FDA approval to expand the authorized uses for this product. As a result, it may be several years, if ever, before we have sales revenue from PROVIGIL beyond that attributable to prescriptions for diagnosed narcoleptics.

     In addition, the following factors could limit the rate and level of market acceptance of PROVIGIL:

     . the effectiveness of our sales and marketing efforts relative to those of our competitors;

     . the availability and level of reimbursement for PROVIGIL by third-party payors, including the Federal, state and foreign government agencies;

     . the occurrence of any side effects or adverse reactions (or unfavorable publicity relating thereto) stemming from the use of PROVIGIL;

We have described these and other factors in more detail below:

     . Effectiveness of our Marketing and Selling Efforts

          We must effectively market and sell PROVIGIL in the United States. In the United States and elsewhere, PROVIGIL faces significant competition in the marketplace since narcolepsy is currently treated with several drugs, all of which have been available for a number of years and many of which are available in inexpensive generic forms. Thus, we will need to demonstrate to physicians and third party payors, that the cost of PROVIGIL is reasonable and appropriate in light of the safety and efficacy of the product, and the related health care benefits to the patient.

          During the past few years, we have developed a specialty sales organization focused on marketing, promoting and detailing the products of other companies to neurologists. However, we have no experience in marketing, selling or distributing our own products in the United States, and we lack the more substantial experience held by major pharmaceutical companies in developing, training and managing a sales organization over an extended period of time. More recently, we have established a managed care sales force to market our products to health maintenance organizations, prescription benefit management firms, and other third party payors; we also lack substantial experience in this area and we cannot be certain that we will be successful in our efforts to market our products to these groups.

     . Uncertainty Associated with Third Party Payor Reimbursement Levels

          The continuing efforts of government and third party payors to contain or reduce the costs of health care through various means may affect our sales. In certain foreign markets, pricing or profitability of pharmaceutical products is subject to governmental control. In the United States, there have been, and we expect there will continue to be, various Federal and state proposals to implement similar government controls. The adoption by Federal or state governments of any such proposals could limit the commercial success of PROVIGIL. In addition, in both the United States and elsewhere, sales of pharmaceutical products are dependent in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for products, and are limiting reimbursement levels offered to consumers for such products. To the extent that third party payors direct such efforts toward PROVIGIL, the commercial success of the product could be impaired.

     . Uncertainty as to the Occurrence of Unexpected Adverse Events

          The usage of PROVIGIL has been limited to date to clinical trial patients under controlled conditions and under the care of expert physicians. We cannot predict whether the commercial use of PROVIGIL will produce undesirable or unintended side effects that have not been demonstrated in our clinical trials.

     . No Assurance of Market Exclusivity for PROVIGIL

          We hold exclusive license rights to a composition-of-matter patent covering modafinil as the active drug substance in PROVIGIL; this patent was to have expired in 1998 in the United States but we have applied for a patent extension that, if granted, would run through November 18, 2001. In addition, we own a U.S. patent covering the particle size of modafinil which issued in 1997. However, we may not succeed in obtaining any extension for the composition-of-matter patent and we cannot guarantee that any of our patents will be found to be valid if their validity is challenged by a third party, or that these patents (or any other patent owned or licensed by us) would prevent a potential competitor from developing competing products or product formulations that avoid infringement.

          The FDA has granted orphan drug status to PROVIGIL for its use in the treatment of excessive daytime sleepiness associated with narcolepsy, which allows us a seven-year period of marketing exclusivity for the product in that indication. While the marketing exclusivity provided by the orphan drug law should prevent other sponsors from obtaining approval of the same compound for the same indication (unless the other sponsor can demonstrate clinical superiority), it would not prevent approval of the compound for other indications that otherwise are non-exclusive, nor approval of other kinds of compounds for the same indication.

     . Manufacturing and Distribution Uncertainties Associated with PROVIGIL

          We depend upon Laboratoire L. Lafon as our sole supplier of bulk modafinil compound, the active drug substance contained in PROVIGIL. Moreover, we depend upon a single manufacturer that is qualified to manufacture finished PROVIGIL for commercial purposes, and a non-active ingredient used in the manufacture of PROVIGIL is no longer available. We maintain an inventory of modafinil compound to protect against supply disruptions and, at anticipated levels of demand, we also have several years supply of the ingredient that is no longer available. We are preparing a new formulation of PROVIGIL that would not include the now unavailable ingredient, and could enable us to qualify additional tablet manufacturers with regulatory authorities. However, the introduction of any such new formulation requires that we establish that the new formulation is bioequivalent to the current one, and also requires regulatory approval. If we are unable to develop and obtain approval for a new formulation, or if demand for the product were to greatly exceed expectations, we could face supply disruptions that would result in significant costs and delays, undermine goodwill established with physicians and patients, and damage commercial prospects for PROVIGIL.

          We must comply with all applicable regulatory requirements of the FDA and foreign authorities, including current Good Manufacturing Practice regulations ("cGMP"). The facilities used to manufacture, store and distribute our products are subject to inspection by the FDA and other regulatory authorities at any time to determine compliance with cGMP and other regulatory requirements. The cGMP regulations are complex, and failure to be in compliance could lead to remedial action, civil and criminal penalties and delays in production of material.

          We rely on several third parties in the United States to formulate, tablet, package, distribute, provide customer service activities and accept and process returns. Although we employ a small number of persons to coordinate and manage the activities undertaken by these third parties, we have relatively limited experience in this regard. Any disruption in these activities could impede our ability to sell PROVIGIL and reduce sales revenue.

Risk Associated with Revenue-Sharing Notes

   In February 1999, we completed the sale of $30,000,000 of revenue-sharing notes due February 2002 (the "Notes"). The Notes are secured by our licenses, patents and FDA rights relating to PROVIGIL (collectively, the "Pledged Assets"). The Notes contain a number of covenants including a requirement to maintain cash and cash equivalent balances of $40,000,000 through December 31, 1999 and $30,000,000 during the remainder of the term of the Notes. If we fail to maintain such cash balances or violate the other covenants, the holders of the Notes can declare a default and increase the royalty percentage to 25% of U.S. PROVIGIL sales and, if the default is not cured within one year, can accelerate the due date of the Notes and foreclose on the Pledged Assets. The holders of the Notes can also foreclose on the Pledged Assets if we fail to pay principal and interest when due.

Need for Additional Funds

   Since our inception we have had negative cash flow from operations. As of December 31, 1998, we had sufficient cash resources to fund our operations at their current level for at least twelve months. However, beyond 1999, we will need to raise substantial additional funds to continue our operations at their current level, continue to meet our minimum cash balance requirements during the period prior to the repayment of the Notes and pay the Notes at maturity. We expect that it will be at least several years, if ever, before our level of commercial sales and other revenue will provide enough funds to generate positive cash flow from operations. Therefore, if we cannot raise additional funds, we will have to reduce our present level of spending which may involve curtailing or restructuring our operations, including the sale of certain assets of the company. Even after taking these steps, we would not be able to eliminate all of our existing fixed costs, such as occupancy expenses and debt service.

     Most of the funds we have raised to date have been through the sale of equity in the company; our ability to raise money through the sale of additional equity in the company, as well as the price at which such equity may be sold, are difficult to predict. If we issue common stock or securities convertible into common stock in order to raise such funds, the existing shareholders' percentage ownership of Cephalon necessarily would be reduced.

Volatility of Stock Price

     The market price and trading volume of shares of our common stock is volatile, and we expect it to continue to be volatile for the foreseeable future. Negative announcements (such as adverse regulatory decisions, disputes concerning patent or other proprietary rights, or operating results that fall below the market's expectations) could trigger significant declines in the price of our common stock. In addition, news concerning certain external events, such as that concerning our competitors or changes in government regulations that may impact the biotechnology or pharmaceutical industries, also could affect the price of our common stock.

Potential for Product Liability

     The administration of drugs to humans, whether in clinical trials or commercially, can result in product liability claims even if our drugs or a collaborator's drugs are not actually at fault for causing an injury. Furthermore, our products may cause, or may appear to have caused, adverse side effects or potentially dangerous drug interactions that we may not learn about or understand fully until the drug is actually manufactured and sold for some time. Product liability claims can be expensive to defend and may result in large judgments or settlements against us, which could have a negative effect on our financial performance. We maintain product liability insurance at a relatively limited level, and as such, claims could exceed our coverage. Furthermore, we cannot be certain that we will always be able to purchase sufficient insurance at an affordable price. Even if a product liability claim is not successful, the adverse publicity and time and expense of defending such a claim may interfere with our business.

Legal Proceedings

     Cephalon, a current director and officer, and a former officer, have been named as defendants in a number of civil actions filed in the U.S. District Court for the Eastern District of Pennsylvania, all of which have been consolidated into a single class action. The plaintiff class is comprised of those persons and entities who purchased Cephalon common stock, or traded in options to buy or sell Cephalon common stock, during the period June 12, 1995 through and including June 7, 1996. Plaintiffs seek to hold defendants liable for stock trading losses that stem from alleged violations of the U.S. securities laws and alleged common law negligent misrepresentation. More specifically, plaintiffs have alleged that statements made by Cephalon and the named defendants relating to the results of certain clinical studies of MYOTROPHIN were misleading. A judgment in this matter could materially exceed the coverage that may be available under our directors' and officers' liability insurance. We are vigorously defending this lawsuit and believe that there are valid defenses against the claims, but the defense of the action is expensive, and the costs of defense will reduce the amount of insurance coverage that might otherwise be available to satisfy the claims. In an effort to resolve this dispute, in January 1999, we engaged a mediator to initiate a non-binding mediation process and commenced discussions with counsels for the lead plaintiffs. However, at this time we are not able to determine with any certainty the results of these discussions, the outcome of this action or our potential liability.

     Due to our involvement in promoting STADOL NS(R) (butorphanol tartrate) Nasal Spray, a product of Bristol-Myers Squibb, we are a co-defendant in a product liability action brought against BMS. Although we cannot predict with certainty the outcome of this litigation, we believe that any expenses or damages that we may incur will be paid by BMS under the indemnification provisions of our co-promotion agreement. As such, we do not believe that these actions will have a negative effect on our financial condition or results of operations.

Risks Inherent in Research and Development of Pharmaceutical Products

     We are highly focused on the research and development of potential pharmaceutical products. Research and development of potential pharmaceutical products is a very risky and speculative activity that is extremely time consuming and expensive. These activities include engaging in discovery research and process development, conducting preclinical and clinical studies, and seeking regulatory approval in the United States and abroad. In all of these areas, we have relatively limited resources and compete against major multinational pharmaceutical companies. Moreover, even if we undertake these activities in an effective and efficient manner, regulatory approval for the sale of new pharmaceutical products remains unlikely since, in our industry, the majority of compounds fail to enter clinical studies and the majority of therapeutic candidates entering clinical studies fail to be commercialized.

Uncertain Ability to Protect Patents and Other Proprietary Technology and Information

     Our ability to compete effectively depends, in part, on our ability to protect our proprietary technology, both in the United States and abroad. As such, we place considerable importance on obtaining patent and trade secret protection for new technologies, products and processes.

     We intend to file applications for patents covering the composition of matter or uses of our drug candidates or our proprietary processes. We also rely on trade secrets, know-how and continuing technological advancements to support our competitive position. Although we have entered into confidentiality and invention rights agreements with our employees, consultants, advisors and collaborators, we cannot be sure that such agreements will be honored or that we will be able to effectively protect our rights to our unpatented trade secrets and know-how. Moreover, we cannot be sure that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how. In addition, many of our scientific and management personnel have been recruited from other biotechnology and pharmaceutical companies where they were conducting research in areas similar to those that we now pursue. As a result, we could be subject to allegations of trade secret violations and similar claims.

     In addition, we could incur substantial costs in defending any patent infringement suits or in asserting any patent rights, including those licensed to us by third parties, and in defending suits against us or our employees relating to ownership of or rights to intellectual property. Such disputes could substantially delay our drug development or commercialization. The U.S. Patent and Trademark Office ("PTO") or a private party could institute an interference proceeding involving us in connection with one or more of our patents or patent applications. Such proceedings could result in an adverse decision as to priority of invention, in which case we would not be entitled to a patent on the invention at issue in the interference proceeding. The PTO or a private party could also institute reexamination proceedings involving us in connection with one or more of our patents, and such proceedings could result in an adverse decision as to the validity or scope of the patents. See "Business-- Patents and Proprietary Technologies."

Dependence on Key Executives and Scientists

     The nature of our business is such that we are highly dependent upon our ability to attract and retain qualified scientific, technical and managerial personnel. There is intense competition for qualified personnel in the pharmaceutical and biotechnology industries, and we cannot be sure that we will be able to continue to attract and retain qualified personnel necessary for the development and management of our business. Our research and development programs and our business might be harmed by the loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner. Much of the know-how we have developed resides in our scientific and technical personnel and is not readily transferable to other personnel. We do not maintain "key man" life insurance on any of our employees.

Uncertainties Related to MYOTROPHIN(R) (mecasermin) Injection

     Cephalon and Chiron have withdrawn the joint marketing authorization application for MYOTROPHIN(R) (mecasermin) Injection ("MYOTROPHIN Injection" or "MYOTROPHIN") in Europe for the treatment of ALS. We made this decision because of comments we received from the reviewer concerning the results of our two pivotal ALS studies. These comments led us to believe that our application would not be approved. The withdrawal of our marketing authorization application for MYOTROPHIN in Europe may negatively affect the FDA approval process for MYOTROPHIN in the United States.

     In May 1998, the FDA issued a letter stating that the new drug application submitted jointly by Cephalon and Chiron Corporation to market MYOTROPHIN in the United States for the treatment of amyotrophic lateral sclerosis (ALS) was "potentially approvable," contingent, however, upon the submission of additional information from ongoing clinical studies that demonstrates to the satisfaction of the FDA that MYOTROPHIN is effective in the treatment of ALS. Cephalon and Chiron have had discussions with the FDA regarding safety and efficacy data and have submitted information from the ongoing treatment investigational new drug program ("T-IND"). The T-IND is a compassionate use program that is neither placebo-controlled nor blinded, and therefore is not designed to produce evidence of efficacy. No additional data will be submitted to the FDA at this time. The study of MYOTROPHIN in ALS patients being conducted by Kyowa Hakko in Japan is not under our control. Results from that study may be available in late 1999 but may not satisfy the FDA's request for additional information. The prospects for regulatory approval of MYOTROPHIN continue to be very uncertain in the United States. We will continue to evaluate the prospects of receiving regulatory approval and, based on communications with the FDA, may determine to withdraw the new drug application.

     If the information that has been submitted to the FDA to date does not prove to be sufficient for approval, a new study would be necessary, which would be expensive and would take years to complete. We are not sure whether the potential profits from sales of MYOTROPHIN would make an additional study cost-effective to conduct. Even if an additional study were conducted, the results of a new study may not be sufficient to obtain regulatory approval.

Dependence on Corporate Collaborators

     Because we have limited resources, we have entered into a number of agreements with other pharmaceutical companies to support our efforts to develop and market potential products. These agreements may call for our partner to control:

 .      the supply of bulk or formulated drugs for commercial use or for use in clinical trials;
 .      the design and execution of clinical studies;
 .      the process of obtaining regulatory approval to market the product; and
 .      the marketing and selling of any approved product.

     In each of these areas, our research and commercial interests may not be supported fully since our program may well compete for time, attention and resources with the internal programs of our corporate collaborators. As such, we cannot be sure that our corporate collaborators will share our perspectives on the relative importance of our program, that they will commit sufficient resources to our program to move it forward effectively, or that the program will advance as rapidly as it might if we had retained complete control of all research, development, regulatory and commercialization decisions. For example, we rely on several of these collaborators for the production of compounds and the manufacture and supply of pharmaceutical products. If we learn from any of them that they will not, or cannot, continue to produce and supply compounds or products under the terms of our agreement(s), we would attempt to identify and obtain a commitment from another manufacturer. We cannot be certain that we would be able to locate an appropriate manufacturer or that a new manufacturer will be able to manufacture such compounds or products in sufficient quantities, at reasonable prices, and in accordance with cGMP requirements established by the FDA and other regulatory authorities.

Other Risks

   We face other risks and uncertainties in our business that are characteristic of a company operating in the biotechnology and pharmaceutical industries, including intense competition and the failure to keep pace with rapid technological developments; environmental risks associated with the materials used in research and development activities; and the failure of third-party vendors and suppliers to be Year 2000 compliant in a timely manner.

LIQUIDITY AND CAPITAL RESOURCES

   Cash, cash equivalents, reverse repurchase agreements and investments at December 31, 1998 were $67,346,000, representing 71% of total assets, and at December 31, 1997 were $119,471,000, representing 79% of total assets. Cash equivalents, reverse repurchase agreements and investments consisted primarily of short to intermediate-term corporate obligations, overnight investments that are backed by collateral in the form of government securities with a value equal to at least 102% of such investments and short to intermediate-term obligations of the United States government.

   The following is a summary of selected cash flow information for each of the years ended December 31:

                                                            1998             1997            1996
                                                            ----             ----            ----
Net cash used for operating activities................  $(50,198,000)   $(54,677,000)    $(53,215,000)
Net cash provided by investing activities.............    45,253,000      31,154,000       45,886,000
Net cash (used for) provided by financing activities..    (1,351,000)     28,123,000        6,435,000

 Net Cash Used for Operating Activities

 --Operating Cash Inflows

   A summary of the major sources of cash receipts reflected in net cash used for operating activities for each of the years ended December 31 is as follows:

                                                    1998          1997           1996
                                                    ----          ----           ----
        TAP Holdings...................       $8,059,000    $6,957,000     $5,889,000
        Bristol-Myers Squibb...........        2,005,000     4,682,000      4,879,000
        Chiron.........................        1,962,000     5,242,000      4,100,000
        Medtronic......................        1,922,000       553,000             --
        Kyowa Hakko....................          902,000     2,210,000      1,700,000
        SmithKline Beecham.............               --     3,083,000      2,856,000
        Schering-Plough................               --        88,000      3,000,000
        Interest.......................        4,734,000     8,260,000      8,489,000

   We have a licensing and research and development collaboration with TAP Holdings Inc. to develop and commercialize certain compounds for the treatment of human cancers and prostate disorders in the United States. Under the terms of the agreement, we perform research and preclinical development of these compounds for which we are compensated quarterly by TAP, based on a contract rate per individual assigned to the program for that quarter and reimbursement of certain external costs, all subject to annual budgetary maximums. At December 31, 1998, $2,178,000 was receivable from TAP.

   We market STADOL NS(R) (butorphanol tartrate) Nasal Spray, a Bristol-Myers Squibb proprietary product, to neurologists in the United States. Pursuant to the agreement, we receive quarterly payments equal to a percentage of total STADOL NS sales attributed to prescriptions written by neurologists which exceeds a predetermined base amount. The decrease in amounts received from BMS in the twelve months ended December 31, 1998 is due to a reduction in the total amount of STADOL NS sales from the comparable 1997 period. Additionally, the 1997 period reflects four quarterly BMS payments while the corresponding 1998 period includes only three payments. At December 31, 1998, $630,000 was receivable from BMS.

   Cephalon has been developing MYOTROPHIN in collaboration with Chiron Corporation for the treatment of ALS and other neurological disorders. Under the collaboration, the costs of the program through June 30, 1998 had generally been shared equally by the two companies. The amounts we received generally represent reimbursement from Chiron for MYOTROPHIN program costs incurred in excess of our fifty percent share of program costs. Receipt of cash from Chiron in the twelve months ended December 31, 1998 has decreased from prior year's levels due to an overall reduction in our expenditures associated with the MYOTROPHIN program and because as of June 30, 1998, each party has agreed to fund their own MYOTROPHIN expenditures.

   Under an April 1997 agreement with Medtronic, Inc., we are co-promoting Intrathecal Baclofen Therapy (ITB(TM)) to neurologists and physiatrists in the United States for the treatment of intractable spasticity. Compensation is earned primarily on a payment per patient screen basis with the amount per patient screen increasing if annual volume targets are achieved. The increase in cash receipts from 1997 to 1998 is due to an increase in the number of patient screens performed. At December 31, 1998, $470,000 was receivable from Medtronic. The agreement with Medtronic will terminate pursuant to its terms as of April 29, 1999.

   In May 1992, we entered into an agreement with Kyowa Hakko Kogyo Co., Ltd. under which Kyowa Hakko is to provide us with bulk supplies of the substance K252a and certain of its derivatives for manufacture into certain of our neurology and oncology compounds. In July 1993, we entered into an agreement with Kyowa Hakko to develop and market MYOTROPHIN in Japan. The payments received from Kyowa Hakko primarily represent reimbursement of MYOTROPHIN supplies for clinical trials conducted by Kyowa Hakko in Japan and reimbursement of certain expenditures related to the K252a program. Also included in the payments received from Kyowa Hakko in 1997 is a non-recurring $900,000 milestone payment that was paid upon our filing of the MYOTROPHIN NDA in the United States. At December 31, 1998, $266,000 was receivable from Kyowa Hakko.

   Our research agreements with SmithKline Beecham and Schering-Plough concluded in 1997.

   The decrease in interest received in 1998 compared to 1997 and 1996 was primarily due to lower investment balances.

 --Operating Cash Outflows

   A summary of the cash outflows reflected in net cash used for operating activities for the year ended December 31 is as follows:

                   1998             1997            1996
                   ----             ----            ----
               $(71,261,000)   $(85,790,000)   $(83,098,000)

   Cash used in the selling, general and administrative area decreased in 1998 as compared to the corresponding 1997 period because of reductions in expenditures associated with the MYOTROPHIN program and decreases in external administrative expenses. Research and development funding decreased in 1998 as compared to 1997 primarily because of a decrease in staffing levels, license fees, expenditures associated with the MYOTROPHIN program and other research activities. These reductions offset increased expenditures associated with the PROVIGIL program.

   Cash used for selling, general and administrative activities increased in 1997 as compared to 1996 due to increased funding of sales and marketing activities, including increases in pre-marketing efforts to support products in development. The funding of research and development decreased in 1997 as compared to 1996 primarily due to the reduction in clinical trial expenses, including cost reductions due to the November 1996 sale of our Beltsville, Maryland pilot-scale manufacturing facility and the completion of certain clinical studies. The decrease was partially offset by the cost in 1997 of purchasing bulk modafinil compound.

 --Cash and Funding Requirements Outlook

   We believe that our cash and investment balance as of December 31, 1998 was adequate to fund the then-current level of operations for at least twelve months. We expect cash flow from operating activities to continue to be negative for the next several years. The major source of our cash inflows in 1998 was derived from our collaborative research and development agreement with TAP and from co-promotion agreements. The continuation of funding under the agreement with TAP is subject to the achievement of certain development milestones and periodic review by TAP and may be terminated without cause with prior notice. As of June 30, 1998, Cephalon and Chiron have agreed to fund their own ongoing MYOTROPHIN expenditures. We will not receive any future payments from Chiron for reimbursement of the Company's MYOTROPHIN program costs. Future receipts from Kyowa Hakko are dependent upon shipment of MYOTROPHIN to supply Kyowa Hakko's clinical trials in Japan. Additional receipts from Kyowa Hakko may be received for reimbursement of certain expenditures associated with the K252a program. The levels of potential payments to be received under our co-promotion agreements with BMS and Medtronic are subject to a number of uncertainties related to product sales, including competition from new and existing products. The agreement with BMS has been extended through December 31, 1999. The agreement with Medtronic will terminate pursuant to its terms as of April 29, 1999.

   Although we initiated sales of PROVIGIL in the United States in February 1999, we expect it will be at least several years, if ever, before sales from PROVIGIL will provide enough funds to generate cash inflows in excess of the present level of cash outflows from operations. In addition to the uncertainty surrounding the degree of market acceptance for a recently introduced product, factors such as competition, the effectiveness of our sales and marketing efforts and the ability to demonstrate the utility of PROVIGIL in disorders other than narcolepsy will all have an impact on PROVIGIL sales that are not predictable at this point in time.

   The Company expects its cash requirements for PROVIGIL to increase significantly for the next several years due to efforts associated with the commercial launch of PROVIGIL in the United States, including building PROVIGIL inventory and conducting clinical studies of PROVIGIL in disorders other than narcolepsy. Additionally, we expect to continue to expend substantial funds on research and development activities for our other products in development. We intend to seek sources of funding for these research programs through collaborative arrangements with third parties. If additional funds are unavailable, we may have to reduce our present level of spend which may involve curtailing or restructuring some of our programs.

   We will require substantial additional funds to continue our operations at their current level. We will need to obtain additional funding through debt and/or equity financings, collaborative arrangements or through other financing vehicles. The amount of capital needed to fund operations will depend upon many factors, including the scope of our research and development programs and the extent of any funding under collaborative research arrangements, the cost of conducting clinical studies, the cost of defending and enforcing patent claims and other legal proceedings, and the level of sales of PROVIGIL in the United States. We can not be sure that additional funds can be obtained on acceptable terms, if at all. If additional funds cannot be obtained, we will have to reduce our present level of spending which may involve curtailing or restructuring operations, including the sale of certain assets of the company. Even with such curtailment, we would not be able to eliminate fixed costs, such as occupancy expenses and debt service.

Net Cash Provided by Investing Activities

   A summary of net cash provided by investing activities for each of the years ended December 31 is as follows:

                                                      1998           1997           1996
                                                      ----           ----           ----
Purchases of property and equipment.............  $  (576,000)   $  (823,000)   $(2,058,000)
Sale leaseback of property and equipment........           --             --        427,000
Proceeds from sale of assets....................           --             --     17,192,000
Sales and maturities of investments, net........   45,829,000     31,977,000     30,325,000
                                                  -----------    -----------    -----------
   Net cash provided by investing activities....  $45,253,000    $31,154,000    $45,886,000
                                                  ===========    ===========    ===========

   In November 1996, we sold the assets of our Beltsville, Maryland pilot-scale manufacturing facility for a total purchase price of $24,864,000. In the transaction, we received $17,192,000 in cash, and transferred $7,712,000 of equipment lease obligations to the purchaser.

   Sales and maturities of investments, net, represent the liquidation of investments.

 Net Cash (Used for) Provided by Financing Activities

   A summary of net cash (used for) provided by financing activities for each of the years ended December 31 is as follows:

                                                                        1998            1997           1996
                                                                        ----            ----           ----
Proceeds from exercises of common stock options and warrants....    $   410,000     $ 3,458,000    $ 8,516,000
Proceeds from issuance of long-term debt........................             --      30,000,000      1,838,000
Principal payments on long-term debt ...........................     (1,761,000)     (5,335,000)    (3,919,000)
                                                                    -----------     -----------    -----------
  Net cash (used for) provided by financing activities..........    $(1,351,000)    $28,123,000    $ 6,435,000
                                                                    ===========     ===========    ===========

   The extent and timing of future warrant and option exercises, if any, are primarily dependent upon the market price of Cephalon's common stock and general financial market conditions, as well as the exercise prices and expiration dates of the warrants and options.

   Proceeds from the issuance of long-term debt in the year ended December 31, 1997 consists of a $30,000,000 private placement of senior convertible notes. As of December 31, 1998, the principal on the notes had been fully converted into 3,148,000 shares of Cephalon's common stock. Proceeds from the issuance of long-term debt in 1996 represent additional borrowings provided by the Commonwealth of Pennsylvania in connection with the 1995 West Chester building purchase.

   For all periods presented, principal payments on long-term debt include payments on mortgage loans and payments on capital lease obligations. Additionally, we paid $2,500,000 in 1996 on an unsecured bank loan and, in March 1997, repaid in full the $3,750,000 balance due on that same unsecured bank loan.

Commitments and Contingencies

 --Related Party

   Cephalon Clinical Partners, L.P. (the "Partnership") granted Cephalon an exclusive license (the "Interim License") to manufacture and market MYOTROPHIN within the United States, Canada and Europe (the "Territory") in return for royalty payments equal to 10.1% of MYOTROPHIN sales and a payment of approximately $16,000,000 (the "Milestone Payment") that is to be made if MYOTROPHIN receives regulatory approval in the United States or certain other countries within the Territory. We have the option to pay the Milestone Payment in cash, common stock, or a combination thereof.

   We have a contractual option to purchase all of the limited partnership interests in the Partnership (the "Purchase Option") in specified circumstances following the initiation of commercial sales, if any, of MYOTROPHIN. To exercise the Purchase Option, we are required to make an advance payment of $40,275,000 in cash or, at our election, $42,369,000 in shares of Cephalon's common stock, valued at the market price at the time the Purchase Option is exercised. In addition to the advance payment, the exercise of the Purchase Option requires us to make royalty payments to the former limited partners for a period of eleven years after exercise at a royalty rate of 10.1% (subject to reduction under certain circumstances) of MYOTROPHIN sales in the Territory. If we do not exercise the Purchase Option prior to its expiration date the Interim License will terminate and all development and marketing rights to MYOTROPHIN in the Territory would revert to the Partnership, which may commercialize MYOTROPHIN itself or license or assign its rights to a third party. We would not receive any benefits from any such commercialization, license or assignment of rights.

   Late in 1995, the Partnership depleted all of its available funding and has not provided further funding of MYOTROPHIN development costs. The amount of additional funding required for further development is determined by the Partnership's general partner in advance of each quarter, and each quarter, we have the right, but not the obligation, to contribute such funds. If we decide to discontinue funding of the MYOTROPHIN program, the Purchase Option and Interim License will terminate and commercialization rights to MYOTROPHIN will revert back to the Partnership, as described in the preceding paragraph.

   The January 1994 collaboration between Cephalon and Chiron is subject to the rights of the Partnership. We are solely responsible for making any royalty and milestone payments owed to the Partnership and for funding any exercises of the Purchase Option.

   The general partner of the Partnership is a wholly-owned subsidiary of Cephalon, which owns 1% of the Partnership.

   --Shareholder Litigation

   Cephalon, a current director and officer, and a former officer have been named as defendants in a number of civil actions, which have been consolidated into a single class action, alleging that statements made about the results of certain clinical studies of MYOTROPHIN were misleading. Due to our involvement in promoting STADOL NS, a product of Bristol-Myers Squibb, we are a co-defendant in a recent product liability action brought against BMS. See "Certain Risks Related to Cephalon's Business."

RESULTS OF OPERATIONS

   This section should be read in conjunction with the more detailed discussion under "Liquidity and Capital Resources."

   A summary of revenues and expenses for each of the years ended December 31 is as follows:

                                                                                            % CHANGE     % CHANGE
                                                                                            1998 VS.      1997 VS.
                                                     1998          1997          1996         1997          1996
                                                     ----          ----          ----         ----       ---------
Revenues.......................................   $15,655,000   $23,140,000   $21,366,000     (32)%           8%
Research and development expenses..............    43,649,000    51,587,000    62,096,000     (15)          (17)
Selling, general and administrative expenses...    30,947,000    36,744,000    28,605,000     (16)           28
Interest income, net...........................     3,534,000     4,772,000     6,205,000     (26)          (23)
Gain on sale of assets.........................            --            --     9,845,000      --          (100)

Year ended December 31, 1998 compared to year ended December 31, 1997

   Revenues decreased in 1998 as compared to 1997 due primarily to the cessation of both the Schering-Plough and Smith-Kline Beecham research and development collaborations and because of a decrease in revenues recognized from Chiron and Kyowa Hakko as a result of the decreased expenditures associated with the MYOTROPHIN program. These decreases were partially offset by revenue from initial sales of PROVIGIL in the United Kingdom although such sales were not material.

   Research and development expenses decreased in 1998 as compared to 1997 primarily because of a decrease in staffing levels, license fees, expenditures associated with the MYOTROPHIN program and other research activities. These reductions were partially offset by increased clinical research expenditures associated with the PROVIGIL program.

   The decrease in the selling, general and administrative area for 1998 as compared to the corresponding 1997 period was due primarily to reductions in expenses associated with the MYOTROPHIN program and expenses related to a certain co-promotion agreement.

   Net interest income decreased in 1998 due primarily to lower investment balances throughout the year as compared to the corresponding 1997 period.

 Year ended December 31, 1997 compared to year ended December 31, 1996

   The increase in revenues for 1997 as compared to 1996 resulted primarily from increases in revenue recognized under the Chiron collaboration, the Kyowa Hakko MYOTROPHIN agreement and the TAP agreement, and revenue recognized from the initiation of a co-promotion agreement with Medtronic. The increases in revenues were partially offset by a decrease in revenue in 1997 from Schering-Plough due to the conclusion of its funding of a research program.

   Research and development expenses decreased in 1997 as compared to 1996 primarily due to the reduction in clinical trial expenses, including cost reductions due to the November 1996 sale of our Beltsville, Maryland pilot-scale manufacturing facility and the completion of certain clinical studies. The decrease was partially offset by an increase in expenditures due to the purchase of bulk modafinil compound, the active drug substance in PROVIGIL Tablets, an increase in expenditures in our research programs and certain license fees payable in accordance with third-party agreements.

   The increase in selling, general and administrative expenses in 1997 as compared to 1996 was primarily due to increases in expenses incurred in our U.S. and European sales and marketing organizations including increases in pre-marketing efforts in support of the products in development and expenses associated with a co-promotion agreement.

   The decrease in net interest income in 1997 as compared to 1996 was primarily due to an increase in interest expense associated with senior convertible notes.

   In 1996, we realized a $9,845,000 gain in connection with the sale of assets at our Beltsville, Maryland pilot-scale manufacturing facility.

 Results of Operations Outlook

   We initiated sales of PROVIGIL for narcolepsy in the U.S. in February 1999. We expect that sales of PROVIGIL may be limited since we can only market the product to treat excessive daytime sleepiness associated with narcolepsy. As a result, we expect to continue to incur operating losses for at least several years. We may never be able to achieve profitability solely through sales of PROVIGIL even if we obtain approval to market the product to treat other disorders. We do not expect sales of PROVIGIL in the United Kingdom to provide a significant source of revenue for at least several years.

   The major source of our current revenue is derived from collaborative research and development agreements and co-promotion agreements. The continuation of any of these agreements is subject to the achievement of certain milestones and to periodic review by the parties involved. Additionally, all agreements have termination clauses allowing either party to end the funding under those agreements. Without these sources of revenue, operating losses would increase.

   In the next several years, we expect our expenditures associated with PROVIGIL to increase including expenses related to marketing and selling a commercial product and expenses incurred in conducting clinical studies of PROVIGIL in disorders other than narcolepsy. Additionally, we expect to continue to incur substantial expenses on research and development activities for our other products in development. We intend to seek sources of funding for these programs through collaborative arrangements with third parties.

   We do not believe that inflation has had a material impact on the results of its operations since inception.

SUBSEQUENT EVENT

   On February 25, 1999, we completed a debt offering totaling $30,000,000, raised through the private sale of revenue-sharing notes (the "Notes"). The Notes are repayable in cash in February 2002. The Notes are secured by our U.S. rights to PROVIGIL (the "Pledged Assets") and bear an annual interest rate of 11%. Investors in the Notes also will receive a royalty of 6% on U.S. sales of PROVIGIL for up to five years. We have the right to redeem the Notes at a premium prior to maturity, which would reduce the royalty period to four years and may extend the maturity and the royalty by one year under certain circumstances. The Notes contain a number of covenants including a requirement to maintain a minimum level of cash and investments equal to $40,000,000 during 1999 and $30,000,000 thereafter as long as the principal remains outstanding. If we fail to maintain such cash balances or violate the other covenants, the holders of the Notes can declare a default and increase the royalty percentage to 25% of U.S. PROVIGIL sales and, if the default is not cured within one year, can accelerate the due date of the Notes and foreclose on the Pledged Assets. The holders of the Notes can also foreclose on the Pledged Assets if we fail to pay principal and interest when due. The Notes are not convertible into common stock.

   The offering also includes the issuance of five-year warrants to purchase 1,920,000 shares of Cephalon common stock with an exercise price of $10.08. The investors will forfeit 480,000 warrants if specified PROVIGIL sales levels are achieved. In addition, we may redeem up to 720,000 of the remaining warrants after three years if the market value of Cephalon common stock exceeds certain thresholds.

IMPACT OF YEAR 2000

   The "Year 2000 Issue" is typically the result of software and firmware being written using two digits rather than four to define the applicable year. If our software and firmware with date-sensitive functions are not Year 2000 compliant, these systems may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, interruptions in research and development operations or the inability to engage in normal business activities.

   We have developed a multi-step Year 2000 readiness plan for its internal systems. The plan includes development of corporate awareness, assessment of internal systems, project planning, project implementation (including remediation, upgrading and replacement where necessary), validation testing and contingency planning.

   We are currently conducting a review of our information technology systems to identify the systems that could be adversely affected by the Year 2000 problem. We believe that, with minor modifications and testing of our systems, the Year 2000 issue will not pose a significant operational problem. We are using our internal resources to reprogram or replace and test our software for Year 2000 modifications. If we are unable to make the required modifications to existing software or convert to new software in a timely manner, the Year 2000 Issue could have an impact on operations, although we do not believe this impact will be material.

   We have initiated formal communication with significant suppliers and third party vendors to determine the extent to which operations are vulnerable to those third parties' failure to remediate their own Year 2000 hardware and software issues. Our primary focus to date has been on research and development activities that do not rely heavily on third-party systems. However, third parties perform certain activities related to commercialization of our products, including product manufacturing and distribution, order entry, shipping and billing, and sales tracking. We have asked our suppliers and vendors to inform us of the status of the Year 2000 compliance of their products and we are aware that certain of our suppliers and vendors are not currently Year 2000 compliant. These parties have communicated to us that they are taking appropriate remediation steps, and we intend to monitor their progress. We will continue to seek information from non-responsive suppliers and vendors and we plan to contact additional suppliers. In addition, in all new contract negotiations, we are asking suppliers to warrant that products sold or licensed to us are Year 2000 compliant. In the event that any of our significant suppliers are unable to become Year 2000 compliant, our business or operations could be adversely affected. We cannot be sure that the systems of other companies on which we rely will be compliant on or before January 1, 2000 and will not have an adverse effect on our operations.

   We do not expect the total cost associated with required modifications to become Year 2000 compliant to be material. We are funding the minimal expenditures of the Year 2000 project through existing cash on hand. We anticipate completing the critical Year 2000 issues by the first half of 1999, which is prior to any anticipated impact on our operating systems, and expect the Year 2000 project to continue beyond January 1, 2000 with respect to resolution of non-critical issues.

   We have not yet fully developed a comprehensive contingency plan addressing situations that may result if we are unable to achieve Year 2000 readiness of our critical operations. We can not be sure that we will be able to develop a contingency plan that will adequately address issues that may arise in the year 2000. Finally, the Company we are also vulnerable to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

   The costs of the project and the completion date of the Year 2000 modifications are based on our best estimates. These estimates were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. We can not be sure that these estimates will be achieved and actual results could differ materially from those anticipated.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   We do not hold any investments in market risk sensitive instruments. Accordingly, we believe that we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Cephalon, Inc.:

     We have audited the accompanying consolidated balance sheets of Cephalon, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cephalon, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                             Arthur Andersen LLP


Philadelphia, Pennsylvania
  February 25, 1999

                        CEPHALON, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                         December 31,      December 31,
                                                                             1998              1997
                                                                        --------------    --------------
                           ASSETS

CURRENT ASSETS:
     Cash and cash equivalents  (Note 2)                                    $3,975,000       $10,271,000
     Reverse repurchase agreements (Note 2)                                  3,509,000        27,414,000
     Short-term investments (Note 2)                                        59,862,000        81,786,000
     Accounts receivable - contract                                          3,887,000         5,039,000
     Other                                                                   1,361,000         2,641,000
                                                                        --------------    --------------
          Total current assets                                              72,594,000       127,151,000

PROPERTY AND EQUIPMENT, net  of accumulated
  depreciation and amortization of $13,439,000 and $11,099,000 (Note 3)     20,505,000        21,853,000
OTHER                                                                        1,574,000         2,204,000
                                                                        --------------    --------------
                                                                           $94,673,000      $151,208,000
                                                                        ==============    ==============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                       $3,558,000        $2,724,000
     Accrued expenses  (Note 4)                                             13,298,000        16,075,000
     Current portion of long-term debt  (Note 5)                             1,624,000         1,734,000
                                                                        --------------    --------------
          Total current liabilities                                         18,480,000        20,533,000

LONG-TERM DEBT  (Note 5)                                                    15,096,000        27,587,000
OTHER (Note 6)                                                               3,495,000         2,750,000
                                                                        --------------    --------------
          Total liabilities                                                 37,071,000        50,870,000
                                                                        --------------    --------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY:  (Note 8)
     Preferred stock, $.01 par value,
       5,000,000 shares authorized, none issued                                   --                --
    Common stock, $.01 par value, 100,000,000 shares authorized,
      28,802,323 and 27,395,254 shares issued and outstanding                  288,000           274,000
    Additional paid-in capital                                             331,673,000       318,753,000
    Treasury stock                                                            (487,000)         (259,000)
    Accumulated deficit                                                   (273,793,000)     (218,386,000)
    Cumulative translation adjustment                                          (79,000)          (44,000)
                                                                        --------------    --------------
          Total stockholders' equity                                        57,602,000       100,338,000
                                                                        --------------    --------------
                                                                           $94,673,000      $151,208,000
                                                                        ==============    ==============

                            The accompanying notes are an integral part of these financial statements.

                       CEPHALON, INC.  AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Year Ended December 31,
                                               --------------------------------------------------
                                                    1998             1997              1996
                                               ---------------  ---------------   ---------------
REVENUES:  (Note 9)                               $15,655,000      $23,140,000       $21,366,000

OPERATING EXPENSES:
     Research and development                      43,649,000       51,587,000        62,096,000
     Selling, general and administrative           30,947,000       36,744,000        28,605,000
                                               --------------   --------------    --------------
                                                   74,596,000       88,331,000        90,701,000
                                               --------------   --------------    --------------

LOSS FROM OPERATIONS                              (58,941,000)     (65,191,000)      (69,335,000)

INTEREST:
     Income                                         5,408,000        7,973,000         8,491,000
     Expense (Note 5)                              (1,874,000)      (3,201,000)       (2,286,000)
                                               --------------   --------------    --------------
                                                    3,534,000        4,772,000         6,205,000
                                               --------------   --------------    --------------

GAIN ON SALE OF ASSETS                                   --               --           9,845,000
                                               --------------   --------------    --------------

LOSS  (Note 10)                                  $(55,407,000)    $(60,419,000)     $(53,285,000)
                                                =============    =============     =============

BASIC AND DILUTED LOSS PER SHARE  (Note 1)             $(1.95)          $(2.36)           $(2.19)
                                                =============    =============     =============

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                            28,413,220       25,637,508        24,319,163
                                                =============    =============     =============

                            The accompanying notes are an integral part of these financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                 Accumulated
                                    Total                                                   Other
                                Comprehensive                           Accumulated      Comprehensive         Common
                                     Loss               Total             Deficit        Income/(Loss)         Stock
                                ---------------    --------------   -----------------   ---------------   -------------
BALANCE, JANUARY 1, 1996                            $ 180,205,000    $   (104,682,000)   $    14,000       $    238,000


   Loss                          $(53,285,000)        (53,285,000)        (53,285,000)

      Foreign currency                (57,000)
        translation             --------------
   Other comprehensive loss           (57,000)            (57,000)                           (57,000)
                                --------------
Comprehensive loss               $(53,342,000)
                                ==============

Stock options and warrants exercised                     8,152,000               --                               8,000

Restricted stock award plan                              2,073,000               --                                  --

Employee benefit plan                                      529,000               --                                  --

Treasury stock acquired                                   (291,000)              --                                  --

                                                   ---------------   ----------------    -----------      -------------
BALANCE, DECEMBER 31, 1996                          $  137,326,000    $  (157,967,000)    $  (43,000)      $    246,000


   Loss                          $(60,419,000)         (60,419,000)       (60,419,000)

      Foreign currency                 (1,000)
        translation             --------------
   Other comprehensive loss            (1,000)              (1,000)                           (1,000)
                                --------------
Comprehensive loss               $(60,420,000)
                                ==============

Stock options and warrants exercised                     4,023,000               --                               3,000

Restricted stock award plan                              1,164,000               --                               1,000

Employee benefit plan                                      605,000               --                                  --

Conversion of convertible debentures                    17,695,000               --                              20,000

Issuance of warrants in connection                         400,000               --                                  --
   with convertible debentures transactions

Expired call option                                     (1,973,000)              --                               5,000

Treasury stock acquired                                   (455,000)              --                                  --

Treasury stock retirement                                1,973,000               --                              (1,000)

                                                   ---------------   -----------------   -----------      -------------
BALANCE, DECEMBER 31, 1997                          $  100,338,000    $  (218,386,000)    $  (44,000)      $    274,000

   Loss                          $(55,407,000)         (55,407,000)       (55,407,000)

      Foreign currency                (35,000)
        translation             ---------------
   Other comprehensive loss           (35,000)             (35,000)                          (35,000)
                                ---------------
Comprehensive loss               $(55,442,000)
                                ===============

Stock options and warrants exercised                       216,000               --                                  --

Restricted stock award plan                              1,500,000               --                               1,000

Employee benefit plan                                      583,000               --                               1,000

Conversion of convertible debentures                    10,635,000               --                              12,000

Treasury stock acquired                                   (228,000)              --                                  --
                                                  ----------------    ---------------    -----------      -------------
BALANCE, DECEMBER 31, 1998                             $57,602,000      $(273,793,000)      ($79,000)          $288,000
                                                  ================    ===============    ===========      =============









                                                                        Additional
                                                                         Paid-in       Treasury
                                                                         Capital        Stock
                                                                    ------------     ------------
BALANCE, JANUARY 1, 1996                                            $286,122,000     $ (1,487,000)


   Loss

      Foreign currency
        translation
   Other comprehensive loss

Comprehensive loss


Stock options and warrants exercised                                   8,144,000               --

Restricted stock award plan                                            2,073,000               --

Employee benefit plan                                                    529,000               --

Treasury stock acquired                                                       --         (291,000)

                                                                    ------------     ------------
BALANCE, DECEMBER 31, 1996                                          $296,868,000     $ (1,778,000)


   Loss

      Foreign currency
        translation
   Other comprehensive loss

Comprehensive loss


Stock options and warrants exercised                                   4,020,000               --

Restricted stock award plan                                            1,163,000               --

Employee benefit plan                                                    605,000               --

Conversion of convertible debentures                                  17,675,000               --

Issuance of warrants in connection                                                        400,000
   with convertible debentures transactions

Expired call option                                                   (1,978,000)              --

Treasury stock acquired                                                       --          455,000

Treasury stock retirement                                                     --        1,974,000

                                                                    ------------     ------------
BALANCE, DECEMBER 31, 1997                                          $318,753,000     $   (259,000)

   Loss

      Foreign currency
        translation
   Other comprehensive loss

Comprehensive loss


Stock options and warrants exercised                                     216,000               --

Restricted stock award plan                                            1,499,000               --

Employee benefit plan                                                    582,000               --

Conversion of convertible debentures                                  10,623,000               --

Treasury stock acquired                                                       --         (228,000)
                                                                    ------------     ------------
BALANCE, DECEMBER 31, 1998                                          $331,673,000     $   (487,000)
                                                                    ============     ============

                            The accompanying notes are an integral part of these financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Year Ended December 31,
                                                           --------------------------------------------------------------------
                                                                      1998                  1997                  1996
                                                           ------------------------  --------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Loss                                                         $(55,407,000)         $(60,419,000)         $(53,285,000)
     Adjustments to reconcile loss to net cash
     used for operating activities:
           Depreciation and amortization                             2,340,000             2,247,000             4,198,000
           Gain on sale of assets                                         --                    --              (9,845,000)
           Non-cash compensation expense                             1,854,000             1,811,000             2,602,000
           Other                                                        47,000               157,000                  --
          (Increase) decrease in operating assets:
               Accounts receivable - contract                        1,152,000               247,000            (2,262,000)
               Other current assets                                  1,157,000              (186,000)            4,102,000
               Other long-term assets                                 (109,000)           (1,656,000)              121,000
          Increase (decrease) in operating liabilities:
               Accounts payable                                        874,000             1,086,000            (2,741,000)
               Accrued liabilities                                  (2,851,000)            1,289,000             2,947,000
               Other long-term liabilities                             745,000               747,000               948,000
                                                            -------------------  --------------------  --------------------

               Net cash used for operating activities              (50,198,000)          (54,677,000)          (53,215,000)
                                                            -------------------  --------------------  --------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                              (576,000)             (823,000)           (2,058,000)
     Sale leaseback of property and equipment                           --                    --                   427,000
     Proceeds from sale of assets                                       --                    --                17,192,000
     Sales and maturities of investments, net                       45,829,000            31,977,000            30,325,000
                                                            -------------------  --------------------  --------------------

               Net cash provided by investing activities            45,253,000            31,154,000            45,886,000
                                                            -------------------  --------------------  --------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercises of common stock
       options and warrants                                            410,000             3,458,000             8,516,000
     Proceeds from issuance of long-term debt                           --                30,000,000             1,838,000
     Principal payments on long-term debt                           (1,761,000)           (5,335,000)           (3,919,000)
                                                            -------------------  --------------------  --------------------

               Net cash (used for) provided by
                 financing activities                               (1,351,000)           28,123,000             6,435,000
                                                            -------------------  --------------------  --------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (6,296,000)            4,600,000              (894,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        10,271,000             5,671,000             6,565,000
                                                            -------------------  --------------------  --------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                              $3,975,000           $10,271,000            $5,671,000
                                                           ===================  ====================  ====================

                            The accompanying notes are an integral part of these financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

     Cephalon, Inc., headquartered in West Chester, PA, is an international biopharmaceutical company dedicated to the discovery, development and marketing of products to treat neurological disorders and cancer. The Company has had negative cash flow from operations since inception and has funded its operations primarily from the proceeds of public and private placements of its equity securities. The Company has only recently initiated sales of its first approved product, PROVIGIL(R) (modafinil) Tablets [C-IV] ("PROVIGIL Tablets" or "PROVIGIL"), in the United States for use by those suffering from excessive daytime sleepiness associated with narcolepsy.

     The Company's business is subject to a number of significant risks, including the risks inherent in pharmaceutical research and development activities. The Company is highly dependent upon the successful commercialization of PROVIGIL and there is no assurance that the Company will achieve profitability solely on sales of PROVIGIL in the United States.

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

FIXED ASSETS AND DEPRECIATION

     Buildings, property and equipment are stated at cost and depreciated using the straight-line method over the estimated lives of the assets, which range from three to forty years. Property and equipment under capital leases are depreciated or amortized over the shorter of the lease term or the expected useful life of the assets. The Company's assets are reviewed and adjusted for impairment whenever events or circumstances have occured that indicate that the remaining useful lives of the assets should be revised or that the remaining balance of such assets may not be recoverable based upon expectations of future undiscounted cash flows. No such adjustments were required as of December 31, 1998. Expenditures for maintenance and repairs are charged to expense as incurred, while major renewals and betterments are capitalized.

REVENUE RECOGNITION

     On contracts in which the Company receives payments based upon the level of its related research and development expenses, revenues are recognized as the related expenses are incurred. On contracts which provide for the receipt of milestone payments, revenues are recognized when the payor confirms that the milestone has been achieved. On contracts which provide for payments based upon pre-determined rates for personnel working on the contract and reimbursement of third-party expenses, revenues are recognized as the work is performed and the third-party expenses are incurred. Payments received that relate to future performance are deferred and recognized as revenue over the specified future performance periods. Under the Company's co-promotion agreements, revenue is recognized upon the achievement of the stipulated sales activity and performance

                        CEPHALON, INC. AND SUBSIDIARIES
targets. Under agreements to supply product for clinical trials, the Company recognizes revenue upon shipment. (See Note 9).

RESEARCH AND DEVELOPMENT

     All research and development costs are expensed as incurred.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The book values of cash, cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses are considered to approximate their respective fair values. None of the Company's debt instruments that are outstanding as of December 31, 1998 have readily ascertainable market values; however, the carrying values are considered to approximate their respective fair values.

LOSS PER SHARE

     Statement of Financial Standards No. 128 "Earning per Share" requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the income statement. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the effect of converting or exercising all potential dilutive securities also is included in the denominator. For the years ended December 31, 1998, 1997 and 1996, the Company's calculation of diluted EPS excludes stock options, restricted stock awards, warrants and the conversion of convertible notes since their inclusion would be antidilutive.

2. CASH, CASH EQUIVALENTS AND INVESTMENTS

     At December 31, cash, cash equivalents and investments consisted of the following:

                                                                     1998            1997
                                                                     ----            ----
          Cash and cash equivalents..........................    $ 3,975,000    $ 10,271,000

          Reverse repurchase agreements collateralized by
            U.S. Treasury securities.........................      3,509,000      27,414,000

          Short-term investments
            U.S. government obligations......................     49,830,000      76,789,000
            Commercial paper.................................     10,032,000              --
            Other corporate obligations......................             --       4,997,000
                                                                 -----------    ------------
                                                                  59,862,000      81,786,000

                                                                 $67,346,000    $119,471,000
                                                                 ===========    ============

     The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's short-term investments consisted primarily of short to intermediate-term corporate obligations, overnight investments that are backed by collateral in the form of government securities with a value equal to at least 102% of such investments and short to intermediate-term obligations of the United States government. These securities are held in a trust account with a commercial bank on behalf of the Company. The Company believes that the quantity and quality of the collateral are sufficient to secure its investment in these instruments. All of the Company's investments in debt securities at December 31, 1998 mature in 1999.

                        CEPHALON, INC. AND SUBSIDIARIES

     In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company considers its investments as being "available for sale." The Company classifies these investments as short-term and records them at fair market value. The unrealized gains and losses in each of the three years ended December 31, 1998 were immaterial.

     Certain of the Company's lease agreements contain covenants that obligate the Company to maintain certain minimum cash and investment balances (see Note
5).

3. PROPERTY AND EQUIPMENT:

     At December 31, property and equipment consisted of the following:

                                                                            1998             1997
                                                                            ----             ----
          Land and buildings......................................     $ 20,046,000      $ 19,629,000
          Laboratory and office equipment.........................       13,898,000        13,323,000
                                                                       ------------      ------------
                                                                         33,944,000        32,952,000
          Less allowances for depreciation and amortization.......      (13,439,000)      (11,099,000)
                                                                       ------------      ------------
          Property and equipment, net.............................     $ 20,505,000      $ 21,853,000
                                                                       ============      ============

4. ACCRUED EXPENSES

     At December 31, accrued expenses consisted of the following:

                                                                        1998           1997
                                                                        ----           ----
          Accrued compensation and benefits....................     $   876,000     $   964,000
          Accrued professional and consulting fees.............       2,556,000       1,258,000
          Accrued clinical trial fees and related expenses.....       2,177,000       2,320,000
          Accrued license fees and royalties...................       2,096,000       2,627,000
          Accrued co-promotion expenses........................         118,000       2,491,000
          Accrued litigation-related costs.....................       4,838,000       4,896,000
          Other accrued expenses...............................         637,000       1,519,000
                                                                    -----------     -----------
                                                                    $13,298,000     $16,075,000
                                                                    ===========     ===========

5. LONG-TERM DEBT

     At December 31, long-term debt consisted of the following:

                                                       1998             1997
                                                       ----             ----
               Capital lease obligations......     $ 1,335,000      $ 1,682,000
               Mortgage loans.................      15,385,000       16,313,000
               Senior convertible notes.......              --       11,326,000
                                                   -----------      -----------
                                                    16,720,000       29,321,000
               Less current portion...........      (1,624,000)      (1,734,000)
                                                   -----------      -----------
               Long-term debt.................     $15,096,000      $27,587,000
                                                   ===========      ===========

     Aggregate maturities of long-term debt for the next five years are as follows: 1999--$1,624,000; 2000--$1,642,000; 2001--$1,374,000; 2002--$1,212,000;
2003--$1,258,000; 2004 and thereafter--$9,610,000. The current portion of long-term debt consists of payments due on the capital lease obligations and mortgage loans. The Company paid interest related to debt instruments of $1,170,000, $2,242,000, and $1,388,000 in 1998, 1997 and 1996, respectively.

                        CEPHALON, INC. AND SUBSIDIARIES

SENIOR CONVERTIBLE NOTES

     In April 1997, the Company completed a $30,000,000 private placement of senior convertible notes. As of December 31, 1997, $18,674,000 in principal of the notes had been converted into 1,938,000 shares of common stock. As of December 31, 1998, the remaining balance of $11,326,000 in principal of the notes was converted into 1,210,000 shares of common stock.

CAPITAL LEASE OBLIGATIONS

     The Company currently leases laboratory, production and computer equipment with a cost of $3,352,000 under lease agreements. Under the terms of the agreements, the Company must maintain a minimum balance in unrestricted cash and investments of $30,000,000 or deliver to the lessor an irrevocable letter of credit in the amount of the then outstanding balance due on all equipment leased under the agreements. At December 31, 1998, the balance due under the lease agreements was $1,335,000. Both agreements provide the Company with an option to purchase the leased equipment.

MORTGAGE LOANS

     In March 1995, the Company purchased the buildings housing its administrative offices and research facilities in West Chester, Pennsylvania for $11,000,000. The Company financed the purchase through the assumption of an existing $6,900,000 first mortgage and from $11,600,000 in mortgage loans provided by the Commonwealth of Pennsylvania (the "State Funding"), a portion of which was used to finance building improvements and $2,700,000 was held in escrow to fund future improvements. At December 31, 1998, the remaining escrow balance, including earned interest, was $1,404,000. The first mortgage has a 15-year term with an annual interest rate of 95/8%. The State Funding has a 15-year term with an annual interest rate of 2%. The 2% interest rate is subject to increase to prime plus 2% if the Company fails to hire a specified number of new employees in Chester County, Pennsylvania by the end of 1999. The Company is presently paying interest at the 2% rate and is accruing interest at the higher rate. The mortgage loans require annual aggregate principal and interest payments of $1,800,000. The mortgage loans are secured by the buildings and fixtures therein and a portion of the State Funding is also secured by all Company equipment located in Pennsylvania that is otherwise unsecured.

6. OTHER LIABILITIES

     At December 31, other liabilities consisted of the following:

                                                   1998         1997
                                                   ----         ----
               Accrued long-term interest.....  $3,210,000   $2,372,000
               Deferred compensation..........     285,000      378,000
                                                ----------   ----------
                                                $3,495,000   $2,750,000
                                                ==========   ==========

7. COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases certain of its offices and automobiles under operating leases. The Company does not consider its future annual minimum payments under these leases to be material. In November 1996, the remaining operating lease obligations of the Company's former manufacturing facility were transferred to the purchaser of the

                        CEPHALON, INC. AND SUBSIDIARIES
facility. Lease expense under all operating leases totaled $866,000, $725,000, and $3,423,000 in 1998, 1997, and 1996, respectively.

RELATED PARTY

     In August 1992, Cephalon exclusively licensed to Cephalon Clinical Partners, L.P. (the "Partnership") rights to manufacture and market MYOTROPHIN(R) (mecasermin) Injection ("MYOTROPHIN Injection" or "MYOTROPHIN") for human therapeutic use within the United States, Canada and Europe (the "Territory") Through a concurrent offering of 900 limited partnership interests, the Partnership raised approximately $38,714,000 in net proceeds. In August 1995, the Company purchased 67 limited partnership interests and recorded the acquisition cost as in-process research and development expense in accordance with SFAS No. 2 "Accounting for Research and Development Costs." A total of 27 1/2 limited partnership interests were canceled following default on payments due to the Partnership. There are currently 805 1/2 limited partnership interests held by third parties.

     The Company is performing the development and clinical testing of MYOTROPHIN on behalf of the Partnership and the Company's costs incurred to develop MYOTROPHIN in the Territory were reimbursed by the Partnership to the extent of its available funds and subject each year to the Partnership Development Agreement budget for that year. Late in 1995, the Partnership depleted all of its available funding and will not provide further funding of MYOTROPHIN development costs to the Company. The amount of additional funding required for further development will be determined by the Partnership's general partner in advance of each quarter, and each quarter, the Company will have the right, but not the obligation, to contribute such funds.

     In exchange for the exclusive license to MYOTROPHIN, Cephalon is obligated to make royalty payments equal to 10.1% of MYOTROPHIN sales and a payment of approximately $16,000,000 (the "Milestone Payment") that is to be made if MYOTROPHIN receives regulatory approval in the United States or certain other countries within the Territory. The Company has the option to pay the Milestone Payment in cash, common stock, or a combination thereof.

     The Company has a contractual option to purchase all of the limited partnership interests in the Partnership (the "Purchase Option"). To exercise the Purchase Option, Cephalon is required to make an advance payment of $40,275,000 in cash or, at Cephalon's election, $42,369,000 in shares of the Company's Common Stock, valued at the market price at the time the Purchase Option is exercised. The Purchase Option will become exercisable for a 45-day period commencing on the date which is the earlier of (a) the date which is the later of (i) the last day of the first month in which the Partnership shall have received Interim License payments equal to fifteen percent (15%) of the limited partners' capital contributions (excluding the Milestone Payment), and (ii) the last day of the 24th full month after the date of the Company's first commercial sale, if any, of MYOTROPHIN within the Territory that generates a payment to the Partnership, and (b) the last day of the 48th full month after the date of such first commercial sale, if any, in the Territory. In addition to the advance payment, the exercise of the Purchase Option requires the Company to make future payments to the former limited partners for a period of eleven years after exercise at a royalty rate of 10.1% (reducing to 5.0% after a specified return is earned by the former limited partners) of MYOTROPHIN sales in the Territory, provided that royalties on MYOTROPHIN sales in Europe will only be paid to the extent necessary to meet specified sales targets. If the Company does not exercise the Purchase Option prior to its expiration date the Interim License will terminate and all development and marketing rights to MYOTROPHIN in the Territory would revert to the Partnership, which may commercialize MYOTROPHIN itself or license or assign its rights to a third party. The Company would not receive any benefits from any such commercialization, license or assignment of rights.

     The current general partner of the Partnership is a wholly-owned subsidiary of the Company, which owns 1% of the Partnership. The board of directors of the Partnership is 50% controlled by a third-party investor. The

                        CEPHALON, INC. AND SUBSIDIARIES
general partner cannot adversely modify the economic terms of the Partnership without a vote of the limited partners. The general partner may be removed at any time by a vote of the limited partners. The obligations of the general partner include enforcing agreements entered into by the Partnership, prosecuting and defending the intellectual property owned by the Partnership and entering into loan agreements and other transactions on behalf of the Partnership. No such borrowings, commitments, or obligations are outstanding.

     The January 1994 collaboration between the Company and Chiron Corporation ("Chiron") is subject to the rights of the Partnership. The Company is solely responsible for making any royalty and milestone payments owed to the Partnership and is responsible for funding the Purchase Option if it exercises the option.

LEGAL PROCEEDINGS

     The Company, a current director and officer, and a former officer have been named as defendants in a number of civil actions filed in the U.S. District Court for the Eastern District of Pennsylvania, which have been consolidated into a single class action. The plaintiff class is comprised of those persons and entities who purchased Cephalon common stock, or traded in options to buy or sell Cephalon common stock, during the period June 12, 1995 through and including June 7, 1996. Plaintiffs seek to hold defendants liable for stock trading losses that stem from alleged violations of the U.S. securities laws and alleged common law negligent misrepresentation. More specifically, plaintiffs have alleged that statements by the Company and the named defendants relating to the results of certain clinical studies of MYOTROPHIN were misleading. A judgment in this matter could materially exceed the coverage which may be available under its directors' and officers' liability insurance. The Company is vigorously defending this lawsuit and believes that there are valid defenses against the claims, but the defense of the action is expensive, and the costs of defense will reduce the available insurance coverage that might otherwise be available to satisfy the claims. In an effort to resolve this dispute, in January 1999 the Company engaged a mediator to initiate a non-binding mediation process and commenced discussions with counsel for the lead plaintiffs. At this time, the Company is not able to determine with any certainty the outcome of this action or its potential liability.

     Due to the Company's involvement in promoting STADOL NS(R) (butorphanol tartrate) Nasal Spray, a product of Bristol-Myers Squibb, the Company is a co-defendant in a product liability action brought against BMS. Although the Company cannot predict with certainty the outcome of this litigation, it believes that any expenses or damages that are incurred will be paid by BMS under the indemnification provisions of the co-promotion agreement. As such, the Company does not believe that these actions will have a negative effect on the Company's financial condition or results of operations.

8. STOCKHOLDERS' EQUITY

EQUITY COMPENSATION PLANS

     The Company has established the Stock Option Plan and the Equity Compensation Plan for its employees, directors and certain other individuals. All grants and terms are authorized by the Compensation Committee of the Company's Board of Directors. The Company may grant either non-qualified or incentive stock options under both plans, and may also grant restricted stock awards under the Equity Compensation Plan. The options and restricted stock awards generally become exercisable or vested ratably over four years from the grant date and the options must be exercised within ten years of the grant date.

                        CEPHALON, INC. AND SUBSIDIARIES

The following tables summarize the aggregate option activity under both plans:

                                              1998                    1997                    1996
                                       -------------------   --------------------     -------------------
                                                  WEIGHTED               WEIGHTED                WEIGHTED
                                                   AVERAGE                AVERAGE                 AVERAGE
                                                  EXERCISE               EXERCISE                EXERCISE
                                       SHARES      PRICE      SHARES      PRICE       SHARES      PRICE
                                       ------      -----      ------      -----       ------      -----
Outstanding, January 1,              3,518,258     $13.96    3,181,020     $14.07    2,942,697     $17.72
   Granted                           1,009,000       8.18      873,520      12.94      583,835      19.27
   Exercised                           (57,379)     10.21     (223,493)      8.27     (140,574)      7.83
   Canceled                           (435,580)     16.20     (312,789)     19.16     (204,938)     19.83
                                     ---------     ------    ---------     ------    ---------     ------
Outstanding, December 31,            4,034,299     $12.42    3,518,258     $13.96    3,181,020     $14.07
                                     =========     ======    =========     ======    =========     ======

Exercisable at end of year           2,279,718     $13.31    1,961,945     $12.93    1,722,378     $11.88

Weighted average fair value of                     $ 4.75                  $ 7.67                  $11.48
 options granted during the year

                                             OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                          ----------------------------------------------------   ------------------------------
                                            WEIGHTED
                                             AVERAGE             WEIGHTED                         WEIGHTED
                                            REMAINING            AVERAGE                           AVERAGE
RANGE OF EXERCISE PRICE     OPTIONS     CONTRACTUAL LIFE     EXERCISE PRICE         OPTIONS    EXERCISE PRICE
-----------------------     -------     ----------------     --------------         -------    --------------
     $  .30 - $ 9.00      1,651,060         7.9 years            $ 7.49             722,825        $ 7.12
     $ 9.01 - $14.00      1,167,761         6.8                  $11.24             645,904        $11.31
     $14.01 - $31.00      1,215,478         6.0                  $20.26             910,989        $19.64
                          ---------                                               ---------
                          4,034,299         7.0                  $12.42           2,279,718        $13.31
                          =========                                               =========

     At December 31, 1998, 569,012 shares were available for future grants under the plans.

     During 1998, 1997 and 1996, the Company received proceeds of $410,000, $2,205,000 and $1,127,000, respectively, from the exercise of stock options.

     The following table summarizes restricted stock award activity for the years ended December 31:

                                      RESTRICTED STOCK AWARDS
          ---------------------------------------------------------------------------------
                                                      1998           1997          1996
                                                      ----           ----          ----
          Outstanding, January 1,                    237,825        190,700        140,000
             Granted                                 142,450        113,450         85,700
             Vested                                  (77,100)       (54,325)       (35,000)
             Canceled                                 (9,400)       (12,000)            --
                                                  ----------     ----------     ----------
          Outstanding, December 31,                  283,775        237,825        190,700

          Compensation expense recognized         $1,494,000     $1,679,000     $2,073,000

                        CEPHALON, INC. AND SUBSIDIARIES

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

     If the Company had elected to recognize compensation cost based on the fair value of the options as prescribed by SFAS 123, pro forma loss and loss per share amounts would have been reflected as set forth below:

                                                      1998                1997                1996
                                                      ----                ----                ----
               As reported
                Loss                                    $(55,407,000)       $(60,419,000)       $(53,285,000)
                Basic and diluted loss per share        $      (1.95)       $      (2.36)       $      (2.19)

               Pro forma
                Loss                                    $(60,659,000)       $(62,315,000)       $(58,885,000)
                Basic and diluted loss per share        $      (2.13)       $      (2.43)       $      (2.42)

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts since SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

     The fair value of the options granted during 1998, 1997 and 1996 were estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

                                                           1998            1997            1996
                                                           ----            ----            ----
                    Risk free interest rate                 5.23%           6.35%           6.11%
                    Expected life                           6 years         6 years         6 years
                    Expected volatility                     56%             56%             56%
                    Expected dividend yield                  0%              0%              0%

QUALIFIED SAVINGS AND INVESTMENT PLAN

     The Company has a profit sharing plan pursuant to section 401(k) of the Internal Revenue Code, whereby eligible employees may contribute up to 15% of their annual salary to the plan, subject to statutory maximums. The plan provides for discretionary matching contributions by the Company in cash or a combination of cash and shares of the Company's common stock. For the years 1998, 1997 and 1996, the Company contribution was 100% of the first 6% of employee salaries contributed in the ratio of 50% cash and 50% Company stock. The Company contributed $1,155,000, $1,090,000, and $1,106,000 in cash and common stock to the plan for the years 1998, 1997, and 1996, respectively.

WARRANTS AND OTHER OPTIONS

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

                        CEPHALON, INC. AND SUBSIDIARIES

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

     At December 31, 1998, warrants to purchase shares of the Company's common stock were outstanding as follows:

                                       NUMBER OF SHARES
                                    ISSUABLE UPON EXERCISE                                         EXERCISE PRICE
                                        OF WARRANTS                   EXPIRATION DATE                PER SHARE
                                        -----------                   ---------------                ---------
                                       1,661,277                      August 31, 1999                 $ 13.82
                                         352,900                      August 31, 1999                 $ 13.70
                                          17,963                      August 31, 1999                 $ 11.77
                                         750,000                      February 8, 2002                $ 18.50
                                          84,000                      April 7, 2000                   $ 24.77
                                       ---------
                                       2,886,140
                                       =========

     During 1998, no warrants were exercised. In 1997, 102,004 warrants were exercised for an aggregate exercise price of $1,183,000.

     In exchange for 490,000 shares of common stock, in May 1997, the Company acquired options from Swiss Bank Corporation ("SBC") to purchase 2,500,000 shares of the Company's common stock. The options expired unexercised. The transaction related to the options was recorded in stockholders' equity.

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

9.  REVENUES

     At December 31, revenues consisted of the following:

                                                                   1998            1997             1996
                                                                   ----            ----             ----
               Commercial  collaborations....................      $5,598,000      $ 5,228,000      $ 4,305,000
               Research and development collaborations.......       9,085,000       17,912,000       17,061,000
               Other.........................................         972,000               --               --

COMMERCIAL COLLABORATIONS

     Cephalon has entered into several agreements under which its sales organization markets the proprietary products of third parties. The Company focuses their sales efforts on neurologists and other neurological specialists. Under these agreements, the Company receives payments generally for achievement of the stipulated sales activity and performance targets, and may also be responsible for payment of fees to the third party

                        CEPHALON, INC. AND SUBSIDIARIES
collaborator and funding promotional activities. In the United States, Cephalon is promoting and marketing STADOL NS(R) (butorphanol tartrate) for Bristol-Myers Squibb Company. In France, Cephalon is promoting and marketing APOKINON(R) (apomorphine hydrochloride) for Laboratoire Aguettant S.A. The agreement with Medtronic Inc. to co-promote Intrathecal Baclofen Thererapy (ITB(TM)) will terminate pursuant to its terms as of April 29, 1999.

RESEARCH AND DEVELOPMENT COLLABORATIONS

     The Company has entered into several collaborative research and development agreements under which the Company is reimbursed generally for its research efforts, product supply, development milestones and license fees. Under these agreements, the Company may also be responsible for the payment of milestone and license fee payments to its collaborators.

     Under a collaborative agreement with TAP, the Company performs research and development for which it is compensated quarterly by TAP for both internal and external expenses. Under collaborative agreements with Kyowa Hakko, the Company is reimbursed for its cost to supply MYOTROPHIN in Japanese clinical trials, the achievement of certain milestones and certain expenditures related to the Company's K252a research and development program.

10. INCOME TAXES

     At December 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $174,000,000, that will begin to expire in 2003. The net operating loss carryforwards differ from the accumulated deficit principally due to differences in the recognition of certain research and development expenses for financial and federal income tax reporting.

     The amount of net operating loss carryforwards which can be utilized in any one period will be limited by federal income tax regulations since a cumulative change in ownership of more than 50% occurred within a three year period. The Company does not believe that such limitation will have a material adverse impact on the utilization of its carryforwards.

     Significant components of the Company's deferred tax assets for federal and state income taxes as of December 31, are as follows:

                                                                                1998                   1997
                                                                                ----                   ----
          Net operating loss carryforwards  .....................           $ 59,240,000          $ 54,051,000
          Capitalized research and development expenditures  ....             32,357,000            16,478,000
          Other--net  ...........................................              9,300,000             6,657,000
                                                                            -------------         ------------
          Total deferred tax assets  ............................            100,897,000            77,186,000
          Valuation allowance for deferred tax assets  ..........           (100,897,000)          (77,186,000)
                                                                            -------------         ------------
          Net deferred tax assets  ..............................           $         --         $          --
                                                                            =============         ============

     A valuation allowance was established for 100% of the deferred tax assets as realization of the tax benefits is not assured.

11. SUBSEQUENT EVENT

     On February 25, 1999, the Company completed a debt offering totaling $30,000,000, raised through the private sale of revenue-sharing notes (the "Notes"). The notes are repayable by the Company in cash in February 2002. The Notes are secured by the Company's U.S. rights to PROVIGIL (the "Pledged Assets") and bear an annual interest rate of 11%. Investors in the

                        CEPHALON, INC. AND SUBSIDIARIES

Notes also will receive a royalty of 6% on U.S. sales of PROVIGIL for up to five years. The Company has the right to redeem the Notes at a premium prior to maturity, which would reduce the royalty period to four years and may extend the maturity and the royalty by one year under certain circumstances. The Notes contain a number of covenants including a requirement to maintain a minimum level of cash and investments equal to $40,000,000 during 1999 and $30,000,000 thereafter as long as the principal remains outstanding. If the Company fails to maintain such cash balances or violates the other covenants, the holders of the Notes can declare a default and increase the royalty percentage to 25% of U.S. PROVIGIL sales and, if the default is not cured within one year, can accelerate the due date of the Notes and foreclose on the Pledged Assets. The holders of the Notes can also foreclose on the Pledged Assets if the Company fails to pay principal and interest when due. The Notes are not convertible into common stock.

     The offering also includes the issuance of five-year warrants to purchase 1,920,000 shares of the Company's common stock with an exercise price of $10.08. The investors will forfeit 480,000 warrants if specified PROVIGIL sales levels are achieved. In addition, the Company may redeem up to 720,000 of the remaining warrants after three years if the market value of the Company's common stock exceeds certain thresholds.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.
                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions held by the directors and executive officers of the Company are as follows:

NAME                               Age                                     POSITION
----                               ---                                     --------
Frank Baldino, Jr., Ph.D......    45          Director, President and Chief Executive Officer and
                                              founder of the Company

Bruce A. Peacock..............    47          Director, Executive Vice President, Chief Operating
                                              Officer and Treasurer

William P. Egan(1)............    54          Director

Robert J. Feeney, Ph.D.(2)....    73          Director

Martyn D. Greenacre(1)........    57          Director

Kevin E. Moley(1).............    52          Director

Horst Witzel, Dr.-Ing.(2).....    71          Director

Jeffry L. Vaught, Ph.D........    48          President, Research and Development

J. Kevin Buchi................    43          Senior Vice President, Finance and Chief Financial Officer

Peter E. Grebow, Ph.D.........    52          Senior Vice President, Worldwide Business Development

Earl W. Henry, M.D............    51          Senior Vice President, Worldwide Clinical Research and
                                              Regulatory Affairs

John E. Osborn................    41          Senior Vice President, General Counsel and Secretary

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

     Dr. Baldino, the founder of the Company, has served as President, Chief Executive Officer and a director since its inception. Dr. Baldino received his Ph.D. degree from Temple University and holds several adjunct academic appointments. Dr. Baldino currently serves as a director of ViroPharma, Inc., a biopharmaceutical company, First Consulting Group, Inc., which provides consulting services for information processing, and Pharmacopeia, Inc., a developer of proprietary technology platforms for pharmaceutical companies.

     Mr. Peacock has served as a director, Executive Vice President and Chief Operating Officer since February 1994. For the previous two years, Mr. Peacock served as Executive Vice President and Chief Financial Officer and Treasurer of the Company. From 1982 to January 1992, Mr. Peacock was employed by Centocor, Inc., a biopharmaceutical company, most recently as Senior Vice President, Chief Financial Officer and Treasurer. Mr. Peacock holds a B.A. degree from Villanova University and is a Certified Public Accountant.

     Mr. Egan was elected to the Board of Directors in 1988. Since 1979, Mr. Egan has served as President of Burr, Egan, Deleage & Co., a venture capital company. He also is a general partner of ALTA Communications VI, L.P., and ALTA Communications VII, L.P., both venture capital firms.

     Dr. Feeney was elected to the Board of Directors in 1988. Since October 1987, Dr. Feeney has served as a general partner of Hambrecht & Quist Life Science Technology Fund, a life sciences venture capital fund affiliated with Hambrecht & Quist Incorporated. For 37 years prior thereto, Dr. Feeney was employed at Pfizer Inc., a pharmaceutical company, and last served as its Vice President of Licensing and Development. Dr. Feeney currently serves as a director of QLT PhotoTherapeutics Inc., a Canadian biotechnology company.

     Mr. Greenacre was appointed to the Board of Directors in October 1992. Mr. Greenacre has been President, Chief Executive Officer and Director of Delsys Pharmaceutical Corp. since June 1997. From 1993 to 1996, Mr. Greenacre served with Zynaxis Inc., a biopharmaceutical company, as President, Chief Executive Officer and a director. From 1989 to 1992, Mr. Greenacre served as Chairman Europe, SmithKline Beecham Pharmaceuticals. He joined SmithKline & French, the predecessor to SmithKline Beecham, in 1973 where he held positions of increasing responsibility in commercial operations and management. Mr. Greenacre currently serves as a director of Creative Biomolecules, Inc., a biotechnology company, and Genset s.a., a human genome sciences company.

     Mr. Moley was appointed to the Board of Directors in 1994. Mr. Moley has been Chairman of the Board of Patient Care Dynamics since November 1998. From January 1996 to February 1998, Mr. Moley was President and CEO of Integrated Medical Systems, where he had served as a director since 1994. From February 1993 to December 1995, Mr. Moley was Senior Vice President of PCS Health Systems, a provider of prescription management services. From 1989 to 1992 Mr. Moley served in the Bush administration as an Assistant Secretary of the U.S. Department of Health and Human Services ("HHS"), and in 1992 and 1993 as the Deputy Secretary of HHS. Mr. Moley also serves as a director of Merge Technologies, Inc., a medical imaging software company, and Pfymatrix, Inc., a physician practice management company.

     Dr. Witzel was appointed to the Board of Directors in January 1991. From 1986 until his retirement in 1989, Dr. Witzel served as the Chairman of the Board of Executive Directors of Schering AG, a German pharmaceutical company and, prior to 1986, was a member of the Board of Executive Directors in charge of Production and Technology. Dr. Witzel currently serves as a director of The Liposome Company, Inc., a biotechnology company.

     Dr. Vaught has headed the Company's research operations since joining the Company in August 1991 and currently serves as Senior Vice President and President, Research and Development. Prior to joining the Company, Dr. Vaught served as CNS Research Assistant Director for the R.W.J. Pharmaceutical Research Institute, a subsidiary of the pharmaceutical and consumer products company Johnson & Johnson, and CNS Therapeutic Team Leader for Johnson & Johnson sector management from 1990 to 1991. Dr. Vaught received his Ph.D. degree from the University of Minnesota.

     Mr. Buchi joined the Company as Controller in March 1991 and held several financial positions with the Company prior to being appointed Senior Vice President, Finance and Chief Financial Officer in April 1996. Between 1985 and 1991, Mr. Buchi served in a number of financial positions with E.I. duPont de Nemours and Company. Mr. Buchi received his M.M. degree from the J.L. Kellogg Graduate School of Management, Northwestern University in 1982 and is a Certified Public Accountant.

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

     Dr. Henry joined the Company in August 1997 as Vice President, Clinical Operations, and was appointed Senior Vice President, Worldwide Clinical Research and Regulatory Affairs in October 1998. Prior to Cephalon, Dr. Henry served as Vice President, Clinical Research for Guilford Pharmaceuticals. From 1992 to 1995, he was Executive Director, Clinical Research at Sandoz, Inc. and spent five years at Pfizer Central Research. Dr. Henry received his doctor of medicine degree from the University of Chicago and completed his clinical training in neurology and neuropathology at Harvard Medical School, where he held a faculty appointment.

     Mr. Osborn joined the Company in March 1997 and has served as Senior Vice President, General Counsel and Secretary of the Company since January 1999. He was appointed Senior Vice President of the Company in September 1998, and prior to that served as Vice President, Legal Affairs. From 1992 to March 1997, Mr. Osborn was employed by The DuPont Merck Pharmaceutical Company, most recently as Vice President, Associate General Counsel and Assistant Secretary. From 1989 to 1992, he served as special assistant to the legal adviser at the U.S. Department of State. Prior to that, he was associated with the law firms of Hale and Dorr, Boston and Dechert Price & Rhoads, Philadelphia. Mr. Osborn received his law degree from the University of Virginia and also holds a masters degree in international studies from The Johns Hopkins University.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference to the information under the caption "Compensation of Executive Officers and Directors" in the Company's definitive proxy statement for the 1999 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 1999 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1999 annual meeting of stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

     The following is a list of the consolidated financial statements of the Company and its subsidiaries and supplementary data included in this report under Item 8:

     Report of Independent Public Accountants.
     Consolidated Balance Sheets as of December 31, 1998 and 1997. Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996.
     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996.
     Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.
     Notes to Consolidated Financial Statements.

SCHEDULES

     All schedules are omitted because they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.

Reports on Form 8-K

     During the fiscal quarter ended December 31, 1998, the Company filed a Current Report on Form 8-K on December 28, 1998 announcing approval from the U.S. Food and Drug Administration to market PROVIGIL(R) (modafinil) Tablets for the treatment of excessive daytime sleepiness associated with narcolepsy.

EXHIBITS

     The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parenthesis.

   EXHIBIT
     NO.
     --
   3.1         Restated Certificate of Incorporation, as amended. (Exhibit 3.1)(19)

   3.2         Bylaws of the Registrant, as amended. (Exhibit 3.1)(19)

   4.1         Specimen copy of stock certificate for shares of Common Stock of the Registrant (Exhibit
               4.1)(10).

   4.2         Amended and Restated Rights Agreement, dated as of January 1, 1999, between Cephalon, Inc. and
               StockTrans, Inc. as Rights Agent (Exhibit 1) (22).

  *4.3(a)      Form of Notc Purchase Agreement dated as of February 24, 1999 by and between Cephalon and Investor.

  *4.3(b)      Form of Revenue Sharing Senior Secured Note due 2002 dated March
               1, 1999. (21)

  *4.3(c)      Form of Class A Warrant.

  *4.3(d)      Form of Class B Warrant.


   EXHIBIT
     NO.
     --
 *4.3(e)      Security Agreement dated March 1, 1999 between Cephalon, Inc. and Delta Opportunity Fund,
              Ltd., as collateral agent.

 *4.3(f)      Patent and Trademark Agreement dated March 1,1999 between Cephalon, Inc. and Delta
              Opportunity Fund, Ltd., as collateral agent.

 10.1         Letter agreement dated March 22, 1995, between Cephalon, Inc. and the Salk Institute for
              Biotechnology Industrial Associates, Inc. (Exhibit 99.1)(15).

 10.2         Deliberately omitted.

 10.3         Stock Purchase Agreement dated July 28, 1995, between Cephalon, Inc. and Kyowa Hakko
              Kogyo Co., Ltd. (Exhibit 99.3)(16).

 10.4(a)      License Agreement, dated May 15, 1992, between Cephalon, Inc. and Kyowa Hakko Kogyo Co.,
              Ltd. (Exhibit 10.6)(4)(20).

 10.4(b)      Letter agreement dated March 6, 1995 amending License Agreement between Cephalon, Inc. and
              Kyowa Hakko Kogyo Co., Ltd. (Exhibit 10.4(6))(14)(20).

 10.5(a)      Supply Agreement, dated January 20, 1993, between Cephalon, Inc. and Laboratoire L. Lafon
              (Exhibit 10.1)(7)(20).

 10.5(b)      License Agreement, dated January 20, 1993, between Cephalon, Inc. and Laboratoire L. Lafon
              (Exhibit 10.2)(7)(20).

 10.5(c)      Trademark Agreement, dated January 20, 1993, between Cephalon, Inc. and Genelco S.A.
              (Exhibit 10.3)(7)(20).

 10.5(d)      Amendment to License Agreement and Supply Agreement, dated July 21, 1993, between
              Cephalon, Inc. and Laboratoire L. Lafon (Exhibit 10.1)(10)(11).

 10.5(e)      Amendment to Trademark Agreement, dated July 21, 1993, between Cephalon, Inc. and
              Genelco S.A. (Exhibit 10.2)(11)(20).

 10.5(f)      Amendment No. 3 to License Agreement dated June 8, 1995, between Cephalon, Inc. and
              Laboratoire L. Lafon (Exhibit 99.2)(15).

 10.5(g)      Amendment No. 4 to License Agreement and Supply Agreement dated August 23, 1995, between Cephalon, Inc. and Laboratoire L. Lafon (Exhibit 10.5(g))(17)(20).

*10.5(h)      Amendment No. 5 to License Agreement and Supply Agreement dated January 21, 1998 between
              Cephalon, Inc. and Laboratoire L. Lafon. (21)

*10.5(i)      Amendment No. 6 to License Agreement and Supply Agreement dated February 2, 1998 between
              Cephalon, Inc. and Laboratoire L. Lafon. (21)

*10.5(j)      Amendment No. 3 to Trademark Agreement dated January 21, 1998 between Cephalon, Inc. and Genelco
              S.A. (21)

*10.5(k)      Amendment No. 4 to Trademark Agreement dated February 9, 1998 between Cephalon, Inc. and Genelco
              S.A. (21)


EXHIBIT
  No.
  --
 +10.6(a)      Cephalon, Inc. Amended and Restated 1987 Stock Option Plan (Exhibit 10.7)(4).

 +10.6(b)      Cephalon, Inc. Equity Compensation Plan (Exhibit 10.6(b))(17).

 +10.6(c)      Cephalon, Inc. Non-Qualified Deferred Compensation Plan (Exhibit 10.6(c))(10).

  10.7         Form of Note Purchase Agreement, dated as of January 15, 1997, between Cephalon, Inc. and the several purchasers of Cephalon's Senior Convertible Notes, without exhibits (10.1)(18).

  10.8(a)      Amended and Restated Agreement of Limited Partnership, dated as of June 22, 1992, by and among Cephalon Development Corporation, as general partner, and each of the limited partners of Cephalon Clinical Partners, L.P. (Exhibit 10.1)(6).

  10.8(b)      Amended and Restated Product Development Agreement, dated as of August 11, 1992, by and between the Registrant and Cephalon Clinical Partners, L.P. (Exhibit 10.2)(6)(20).

  10.8(c)      Purchase Agreement, dated as of August 11, 1992, by and between the Registrant and each of the limited partners of Cephalon Clinical Partners, L.P. (Exhibit 10.3)(6)(20).

  10.8(d)      Form of Series A Warrant to purchasers of Units including a limited partnership interest in
               Cephalon Clinical Partners, L.P. (Exhibit 10.4)(6).

  10.8(e)      Form of Series B Warrant to purchasers of Units including a limited partnership interest in
               Cephalon Clinical Partners, L.P. (Exhibit 10.5)(6).

  10.8(f)      Incentive Warrant to purchase 115,050 shares of Common Stock of the Registrant issued to
               PaineWebber Incorporated (Exhibit 10.6)(6).

  10.8(g)      Fund Warrant to purchase 19,950 shares of Common Stock of the Registrant issued to
               PaineWebber R&D Partners III, L.P. (Exhibit 10.7)(6).

  10.8(h)      Pledge Agreement, dated as of August 11, 1992, by and between Cephalon Clinical Partners, L.P.
               and the Registrant (Exhibit 10.8)(6).

  10.8(i)      Promissory Note, dated as of August 11, 1992, issued by Cephalon Clinical Partners, L.P. to the
               Registrant (Exhibit 10.9)(6).

  10.8(j)      Form of Promissory Note, issued by each of the limited partners of Cephalon Clinical Partners,
               L.P. to Cephalon Clinical Partners, L.P. (Exhibit 10.10)(6).

  10.9         Supply, Distribution and License Agreement, dated as of July 27, 1993, by and between Kyowa
               Hakko Kogyo Co., Ltd. and Cephalon, Inc. (Exhibit 10.3)(11)(20).

 10.10(a)      Agreement between Cephalon, Inc. and Chiron Corporation dated as of January 7, 1994
               (Exhibit 10.1)(12)(20).

 10.10(b)      Letter agreement dated January 13, 1995 amending Agreement between Cephalon, Inc. and
               Chiron Corporation (Exhibit 10.12(b))(14).

 10.10(c)      Letter agreement dated May 23, 1995 amending Agreement between Cephalon, Inc. and Chiron
               Corporation (17)(20).

Exhibit
  No.
  --
  10.11(a)     Agreement between Cephalon, Inc. and TAP Holdings Inc. (formerly TAP Pharmaceuticals
               Inc.) dated as of May 17, 1994 (Exhibit 99.2)(13)(20).

  10.11(b)     Amendment dated June 28, 1996 amending Agreement between Cephalon, Inc. and TAP
               Holdings Inc. (Exhibit 10.13(b))(19)(21)

 *10.12        Toll Manufacturing and Packaging Agreement dated February 24, 1998 between Cephalon, Inc. and
               Circa Pharmaceuticals, Inc. (21)

 *21           Subsidiaries of Cephalon, Inc.

 *23.1         Consent of Arthur Andersen LLP.

 *24           Power of Attorney (included on the signature page to this Form 10-K Report).

 *27           Financial Data Schedule

*    Filed herewith.
+    Compensation plans and arrangements for executives and others.


(1 ) Filed as an Exhibit to the Registration Statement on Form S-1 filed on
     March 15, 1991.
(2) Filed as an Exhibit to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-39413) filed on April 19, 1991.
(3) Filed as an Exhibit to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 33-39413) filed on April 22, 1991.
(4) Filed as an Exhibit to the Transition Report on Form 10-K for transition period from January 1, 1991 to December 31, 1991, as amended by Amendment No. 1 filed on September 4, 1992 on Form 8.
(5) Filed as an Exhibit to the Company's Current Report on Form 8-K filed on December 31, 1992.
(6) Filed as an Exhibit to the Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.
(7) Filed as an Exhibit to the Registration Statement on Form S-3 (Registration No. 33-58006) filed on February 8, 1993.
(8) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
(9) Filed as an Exhibit to the Company's Current Report on Form 8-K dated June 8, 1993.
(10) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
(11) Filed as an Exhibit to the Registration Statement on Form S-3 (Registration No. 33-73896) filed on January 10, 1994.
(12) Filed as an Exhibit to the Company's Current Report on Form 8-K dated January 10, 1994.
(13) Filed as an Exhibit to the Company's Current Report on Form 8-K dated May 17, 1994.
(14) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
(15) Filed as an Exhibit to the Registration Statement on Amendment No. 1 to Form S-3 (Registration No. 33-93964) filed on June 30, 1995.
(16) Filed as an Exhibit to the Registration Statement on Amendment No. 2 to Form S-3 (Registration No. 33-93964) filed on July 31, 1995.
(17) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
(18) Filed as an Exhibit to the Registration Statement on Form S-3 (Registration No. 333-20321) filed on January 24, 1997.
(19) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
(20) Portions of the Exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment granted by the Securities and Exchange Commission.
(21) Portions of the Exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
(22) Filed as an Exhibit to the Company's Form 8-A/A (12G) filed on January 20, 1999.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


Date: March 4, 1999             Cephalon, Inc.


                                   By: /s/ Frank Baldino, Jr., Ph.D.
                                      ---------------------------------------
                                            Frank Baldino, Jr., Ph.D.
                                       President and Chief Executive Officer

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


            SIGNATURE                             TITLE                                    DATE
            ---------                             -----                                    ----
By:    /s/  Frank Baldino, Jr., Ph.D.        President, Chief Executive Officer            March 4, 1999
       ------------------------------        and Director
            Frank Baldino, Jr., Ph.D.        (Principal executive officer)


By:    /s/  Bruce A. Peacock                 Executive Vice President,                     March 4, 1999
       ------------------------------
            Bruce A. Peacock                 Chief Operating Officer and Director

By:    /s/  J. Kevin Buchi                   Sr. Vice President, Finance                   March 4, 1999
       ------------------------------
            J. Kevin Buchi                   and Chief Financial Officer
                                             (Principal financial and accounting officer)

By:    /s/  William P. Egan                  Director                                      March 4, 1999
       ------------------------------
           William P. Egan

By:    /s/   Robert J. Feeney, Ph.D.         Director                                      March 4, 1999
       ------------------------------
       Robert J. Feeney, Ph.D.

By:    /s/   Martyn D. Greenacre             Director                                      March 4, 1999
       ------------------------------
       Martyn D. Greenacre

By:   /s/   Kevin E. Moley                   Director                                      March 4, 1999
      -------------------------------
      Kevin E. Moley


By:   /s/   Horst Witzel, Dr.-Ing.           Director                                      March 4, 1999
      ------------------------------
      Horst Witzel, Dr.-Ing