Form 10-Q
period 1999-03-31
CEPHALON INC
filed 1999-05-14
CIK 873364

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1999

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Transition Period from ______________ to _______________

                 Commission File Number         0-19119
                                        ------------------------

                                 CEPHALON, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


               Delaware                                        23-2484489
----------------------------------------------           -----------------------
(State Other Jurisdiction of Incorporation or               (I.R.S. Employer
            Organization)                                 Identification Number)

145 Brandywine Parkway,  West Chester,  PA                       19380
----------------------------------------------           -----------------------
 (Address of Principal Executive Offices)                      (Zip Code)

   Registrant's Telephone Number, Including Area Code       (610) 344-0200
                                                         -----------------------


                                 Not Applicable
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                          Outstanding as of May 10, 1999
         ----------------------------            ------------------------------
         Common Stock, par value $.01                   28,924,239 Shares


This Report Includes a Total of 20 Pages

                        CEPHALON, INC. AND SUBSIDIARIES

                                      INDEX



                                                                     Page No.
                                                                     --------

PART  I - FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets -                         3
                  March 31, 1999 and December 31, 1998

                  Consolidated Statements of Operations -               4
                  Three months ended March 31, 1999 and 1998

                  Consolidated Statements of Cash Flows -               5
                  Three months ended March 31, 1999 and 1998

                  Notes to Consolidated Financial Statements            6

         Item 2.  Management's Discussion and Analysis of              10
                  Financial Condition and Results of Operations

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                     19

SIGNATURES                                                             20

                                          CEPHALON, INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)

                                                                                       March 31,      December 31,
                                                                                         1999             1998
                                                                                     -------------    -------------

                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                       $   5,118,000    $   3,975,000
     Reverse repurchase agreements                                                      18,992,000        3,509,000
     Short-term investments                                                             54,397,000       59,862,000
     Trade accounts receivable, net of reserves (Note 2)                                 1,351,000               --
     Inventory (Note 3)                                                                    195,000           38,000
     Other                                                                               4,780,000        5,210,000
                                                                                     -------------    -------------
          Total current assets                                                          84,833,000       72,594,000

PROPERTY AND EQUIPMENT, net  of accumulated
  depreciation and amortization of $13,906,000 and $13,439,000                          20,169,000       20,505,000
OTHER                                                                                    3,405,000        1,574,000
                                                                                     -------------    -------------
                                                                                     $ 108,407,000    $  94,673,000
                                                                                     =============    =============


                                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                $   2,677,000    $   3,558,000
     Accrued expenses (Note 5)                                                          17,094,000       13,298,000
     Current portion of long-term debt                                                   1,640,000        1,624,000
                                                                                     -------------    -------------
          Total current liabilities                                                     21,411,000       18,480,000

LONG-TERM DEBT (Note 4)                                                                 38,503,000       15,096,000
OTHER                                                                                    3,701,000        3,495,000
                                                                                     -------------    -------------
          Total liabilities                                                             63,615,000       37,071,000
                                                                                     -------------    -------------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:  (Note 7)
     Preferred stock, $.01 par value,
       5,000,000 shares authorized, none issued                                                 --               --
    Common stock, $.01 par value, 100,000,000 shares authorized,
      28,831,467 and 28,802,323 shares issued and outstanding                              288,000          288,000
    Additional paid-in capital                                                         338,238,000      331,107,000
    Accumulated deficit                                                               (293,734,000)    (273,793,000)
                                                                                     -------------    -------------
          Total stockholders' equity                                                    44,792,000       57,602,000
                                                                                     -------------    -------------
                                                                                     $ 108,407,000    $  94,673,000
                                                                                     =============    =============

                    The accompanying notes are an integral part of these financial statements.

                         CEPHALON, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended,
                                                           March 31,
                                                  ----------------------------
                                                     1999            1998
                                                  ------------    ------------

REVENUES:
     Product sales (Note 2)                       $  1,730,000    $     59,000
     Other revenues (Note 8)                         2,500,000       3,509,000
                                                  ------------    ------------
                                                     4,230,000       3,568,000
                                                  ------------    ------------

COSTS AND EXPENSES:
     Cost of product sales (Note 3)                    188,000              --
     Research and development (Note 8)               9,972,000      11,974,000
     Selling, general and administrative (Note 5)   13,614,000       7,169,000
                                                  ------------    ------------
                                                    23,774,000      19,143,000
                                                  ------------    ------------

LOSS FROM OPERATIONS                               (19,544,000)    (15,575,000)
                                                  ------------    ------------

OTHER:
     Interest income                                   878,000       1,471,000
     Interest expense (Notes 4 and 6)               (1,275,000)       (555,000)
                                                  ------------    ------------
                                                      (397,000)        916,000
                                                  ------------    ------------
LOSS                                              $(19,941,000)   $(14,659,000)
                                                  ============    ============

BASIC AND DILUTED LOSS PER SHARE                  $      (0.69)   $      (0.53)
                                                  ============    ============


WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                             28,819,187      27,870,715
                                                  ============    ============

   The accompanying notes are an integral part of these financial statements.

                             CEPHALON, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                                          Three Months Ended,
                                                                               March 31,
                                                                      ----------------------------
                                                                         1999             1998
                                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Loss                                                             $(19,941,000)   $(14,659,000)
     Adjustments to reconcile loss to net cash
     used for operating activities:
           Depreciation and amortization                                   927,000         521,000
           Non-cash compensation expense                                   424,000         403,000
           Other                                                           538,000          45,000
          (Increase) decrease in operating assets:
               Trade accounts receivable                                (1,460,000)             --
               Inventory                                                  (157,000)             --
               Other current assets                                        467,000         (29,000)
               Other long-term assets                                   (1,936,000)        131,000
          Increase(decrease) in operating liabilities:
               Accounts payable                                           (881,000)        294,000
               Accrued expenses                                          3,460,000      (2,557,000)
               Other long-term liabilities                                 205,000         222,000
                                                                      ------------    ------------

               Net cash used for operating activities                  (18,354,000)    (15,629,000)
                                                                      ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                   (23,000)       (425,000)
     Sales and maturities (purchases) of investments, net              (10,018,000)     18,385,000
                                                                      ------------    ------------

               Net cash (used for) provided by investing activities    (10,041,000)     17,960,000
                                                                      ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercises of common stock options and warrants           20,000         304,000
     Proceeds from issuance of long-term debt                           30,000,000              --
     Principal payments on long-term debt                                 (482,000)       (326,000)
                                                                      ------------    ------------

               Net cash provided by (used for) financing activities     29,538,000         (22,000)
                                                                      ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                1,143,000       2,309,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           3,975,000      10,271,000
                                                                      ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $  5,118,000    $ 12,580,000
                                                                      ============    ============


        The accompanying notes are an integral part of these financial statements.

                                            5

                         CEPHALON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

     Cephalon, Inc., headquartered in West Chester, PA, is an international biopharmaceutical company dedicated to the discovery, development and marketing of products to treat neurological disorders and cancer. The Company has had negative cash flow from operations since inception and has funded its operations primarily from the proceeds of public and private placements of its equity securities. The Company initiated sales of its first approved product, PROVIGIL(R) (modafinil) Tablets [C-IV] ("PROVIGIL"), in the United States and the Republic of Ireland in February 1999, and has been marketing PROVIGIL in the United Kingdom since March 1998. PROVIGIL is approved in those countries for use by those suffering from excessive daytime sleepiness associated with narcolepsy.

     The Company's business is subject to a number of significant risks, including the risks inherent in pharmaceutical research and development activities. The Company is highly dependent upon its successful commercialization of PROVIGIL and there is no assurance that the Company will achieve profitability solely on sales of PROVIGIL.

Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission, which includes financial statements as of and for each of the three years in the period ended December 31, 1998. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full year.

2. TRADE ACCOUNTS RECEIVABLE AND PRODUCT SALES

     Product sales are recognized upon shipment of finished goods and are recorded net of reserves for returns and allowances. In February 1999, the Company commenced sales of PROVIGIL in the United States. Shipments to pharmaceutical wholesalers in the United States for the three months ended March 31, 1999 totaled $5,531,000. In accordance with standard industry practices, the Company allows customers to return product which reaches its expiration date for return and credit. Additionally, in connection with the commercial launch of PROVIGIL, extended payment terms were provided to customers for initial shipments of PROVIGIL. Given the uncertainty of market acceptance and the Company's limited history of selling and payment collection related to sales of PROVIGIL in the United States, along with the extended payment terms, the Company established a reserve of $4,065,000 at March 31, 1999. Such reserve will be continuously evaluated as the Company obtains additional information from PROVIGIL sales, returns and collections.

     For the period ended March 31, 1999, the Company's three largest customers accounted for approximately 74% of trade receivables.

                         CEPHALON, INC. AND SUBSIDIARIES

                                   (Unaudited)

3. INVENTORY

     Inventory related to PROVIGIL consisted of the following:


                                                   March 31,        December 31,
                                                     1999              1998
                                                   ---------         --------
          Work-in-process......................    $ 125,000         $     --
          Finished goods.......................       70,000           38,000
                                                   ---------         --------
                                                   $ 195,000         $ 38,000
                                                   =========         ========

     Inventory is stated at the lower of cost or market value using the first-in, first-out method. A significant portion of available PROVIGIL at March 31, 1999 and the PROVIGIL sold in the United States in the three months ended March 31, 1999 was produced prior to the December 1998 FDA approval and, in accordance with SFAS No. 2 "Accounting for Research and Development Costs," its production cost was recorded as research and development expense in those prior periods. As a result, cost of product sales though March 31, 1999 consisted primarily of royalties due to a third-party.

4. DEBT

     In February 1999, the Company completed a private placement of $30,000,000 of revenue-sharing notes (the "Notes"). The Notes bear an annual interest rate of 11%, payable on a quarterly basis in cash or common stock, at the option of the Company. The Notes are repayable by the Company in March 2002 and are secured by the Company's U.S. rights to PROVIGIL. Investors in the Notes also will receive a payment of 6% of U.S. sales of PROVIGIL through March 1, 2004, which will be recorded as interest expense. The Company has the right to redeem the Notes at a premium prior to maturity, which would reduce the royalty period by one year. Alternatively, the Company may also extend the maturity and the royalty period by one year under certain circumstances. The Notes contain a number of covenants including a requirement to maintain a minimum level of cash and investments. Debt issuance costs of approximately $1,918,000 incurred by the Company related to this offering were recorded in other assets and will be amortized and charged to interest expense over the life of the Notes.

5. LITIGATION

     The Company, a current director and officer, and a former officer have been named as defendants in a number of civil actions filed in the U.S. District Court for the Eastern District of Pennsylvania, which have been consolidated into a single class action. The plaintiff class is comprised of those persons and entities who purchased Cephalon common stock, or traded in options to buy or sell Cephalon common stock, during the period June 12, 1995 through and including June 7, 1996. Plaintiffs seek to hold defendants liable for stock trading losses that stem from alleged violations of the U.S. securities laws and alleged common law negligent misrepresentation. More specifically, plaintiffs have alleged that statements by the Company and the named defendants relating to the results of certain clinical studies of MYOTROPHIN were misleading. The Company has vigorously defended this lawsuit and believes that there are valid defenses against the claims, but the defense of the action is expensive, and the costs of this defense will reduce the available insurance coverage that might otherwise be available to satisfy the claims. In an effort to resolve this dispute, in January 1999 the Company engaged a mediator to initiate a non-binding mediation process and commenced discussions with counsel for the lead plaintiffs. Although the Company cannot determine at this time the exact amount of its potential liability in this matter, it has increased its accrual for litigation by recording $4,300,000 in selling, general and administrative expenses in the first quarter of 1999. An adverse judgment or definitive settlement in this matter could materially exceed both the $9,500,000 accrued to date and the coverage which may be available under its directors' and officers' liability insurance and could therefore materially affect the Company's financial position, cash flows or results of operations.

                         CEPHALON, INC. AND SUBSIDIARIES

                                   (Unaudited)

6. COMMITMENTS AND CONTINGENCIES

Related Party

     In August 1992, Cephalon exclusively licensed rights to manufacture and market MYOTROPHIN(R) (mecasermin) Injection ("MYOTROPHIN") for human therapeutic use within the United States, Canada and Europe (the "Territory") to Cephalon Clinical Partners, L.P. (the "Partnership").

     The Company is performing the development and clinical testing of MYOTROPHIN on behalf of the Partnership and the Company's costs incurred to develop MYOTROPHIN in the Territory were reimbursed by the Partnership to the extent of its available funds. Late in 1995, the Partnership depleted all of its available funds and has not provided funding of MYOTROPHIN development costs to the Company since that time. The amount of funding required for further development is determined by the Partnership's general partner in advance of each quarter, and each quarter, the Company has the right, but not the obligation, to contribute such funds.

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

     The Company has a contractual option to purchase all of the limited partnership interests in the Partnership (the "Purchase Option"). To exercise the Purchase Option, Cephalon is required to make an advance payment of $40,275,000 in cash or, at Cephalon's election, $42,369,000 in shares of the Company's Common Stock, valued at the market price at the time the Purchase Option is exercised. The Purchase Option becomes exercisable upon certain events subsequent to commercialization. If the Company does not exercise the Purchase Option prior to its expiration date or if the Company ceases further development of MYOTROPHIN, all development and marketing rights to MYOTROPHIN in the Territory would revert to the Partnership, which may commercialize MYOTROPHIN itself or license or assign its rights to a third party. The Company would not receive any benefits from any such commercialization, license or assignment of rights.

Legal Proceedings

     Due to the Company's involvement in promoting STADOL NS(R) (butorphanol tartrate) Nasal Spray, a product of Bristol-Myers Squibb Company ("BMS"), the Company is a co-defendant in a product liability action brought against BMS. Although the Company cannot predict with certainty the outcome of this litigation, it believes that any expenses or damages that are incurred will be paid by BMS under the indemnification provisions of the co-promotion agreement. As such, the Company does not believe that these actions will have a negative effect on the Company's financial condition or results of operations.

7. STOCKHOLDERS' EQUITY

     The private placement of the Notes (see Note 4) includes the issuance of warrants, expiring March 1, 2004, to purchase 1,920,000 shares of the Company's common stock at an exercise price of $10.08. The investors will forfeit 480,000 warrants if specified aggregate PROVIGIL sales levels are achieved in the United States through March 1, 2002. In addition, the Company may, with notice, call up to 720,000 of the warrants for redemption at a nominal price after November 24, 2001 if the market value of the Company's common stock exceeds certain thresholds. The investors can choose to exercise the warrants prior to redemption. The estimated aggregate value of the warrants of $6,236,000 was recorded as a discount to the Notes and is being amortized and charged to interest expense over the term of the Notes.

                         CEPHALON, INC. AND SUBSIDIARIES

                                   (Unaudited)

8. OTHER REVENUES

     Other revenues is derived from collaborative research and development agreements and co-promotion agreements. The major source of other revenue in the three months ended March 31, 1999 and March 31, 1998 was recognized under a licensing and research and development collaboration with TAP Holdings Inc. Under the terms of the agreement, the Company is to develop and commercialize certain compounds for the treatment of human cancers and prostate disorders in the United States. The Company is compensated quarterly by TAP, based on a contract rate per individual assigned to the program for that quarter and reimbursement of certain external costs, all subject to annual budgetary maximums.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Risks Related to Cephalon's Business

During the next several years we will be very dependent on the commercial success of PROVIGIL(R) (modafinil) Tablets [C-IV].

At our present level of operations, we will not be able to attain profitability if physicians prescribe PROVIGIL only for those who are diagnosed narcoleptics and we may not promote PROVIGIL outside of this approved use.In December 1998, the FDA approved PROVIGIL for use by those suffering from excessive daytime sleepiness associated with narcolepsy. The market for use of PROVIGIL in narcolepsy patients is relatively small; it is limited to approximately 125,000 persons in the United States, of which we estimate between 30,000 and 45,000 currently are seeking treatment from a physician. We have initiated clinical studies to examine whether or not PROVIGIL is effective and safe when used in connection with disorders other than narcolepsy, but we do not know whether these studies will, in fact, demonstrate safety and efficacy, or if they do, whether we will succeed in receiving regulatory approval to market PROVIGIL for additional disorders. If the results of these studies are negative, or if adverse experiences are reported in these clinical studies or otherwise in connection with the use of PROVIGIL by patients, this could undermine physician and patient comfort with the product and limit the commercial success of the product. Even if the results of these studies are positive, the impact on PROVIGIL may be negligible until we are able to obtain FDA approval to expand the authorized use of PROVIGIL to include treatment for conditions other than excessive daytime sleepiness associated with narcolepsy. FDA regulations restrict our ability to communicate the results of additional clinical studies to patients and physicians without first obtaining from the FDA approval to expand the authorized uses for the product. As a result, it may be several years, if ever, before we have sales revenue from PROVIGIL beyond that attributable to prescriptions for diagnosed narcoleptics.

     In addition, the following factors could limit the rate and level of market acceptance of PROVIGIL:

     o the effectiveness of our sales and marketing efforts relative to those of our competitors;
     o the availability and level of reimbursement for PROVIGIL by third-party payors, including the Federal, state and foreign government agencies;
     o the occurrence of any side effects or adverse reactions (or unfavorable publicity relating thereto) stemming from the use of PROVIGIL;
     o we have little experience selling pharmaceuticals and we face significant competition; o health care reform may limit the commercial success of PROVIGIL;
     o we may not be able to maintain market exclusivity of PROVIGIL; o and manufacturing, supply and distribution problems could significantly impact us.

Holders of our revenue sharing notes have certain rights to PROVIGIL and our revenues from PROVIGIL.

     The notes contain a number of covenants including a requirement to maintain cash and cash equivalent balances of $40,000,000 through December 31, 1999 and $30,000,000 during the remainder of the term of the notes. This requirement to maintain cash and cash equivalent balances may limit our flexibility to use our cash resources for other corporate purposes. The notes are secured by our licenses, patents and FDA rights relating to PROVIGIL. If we fail to maintain the required cash balances, the holders of the notes can declare a default and increase the royalty percentage to 25% of U.S. PROVIGIL sales and, if the default is not cured within one year, can accelerate the due date of the notes and foreclose on the security if we fail to pay principal and interest when due or violate certain other covenants.

We will need substantial additional funds to continue operations.

     Since our inception we have had negative cash flow from operations. Based on our use of funds for the quarter ended March 31, 1999, we had sufficient cash resources to fund our operations at their current level for at least twelve months. However, we will need to raise substantial additional funds to continue our operations at their current level, continue to meet all of our minimum cash balance requirements during the period prior to repayment of the notes and pay the notes at maturity. We expect that it will be at least several years, if ever, before our level of commercial sales and other revenue will provide enough funds to generate positive cash flow from operations. Therefore, if we cannot raise additional funds, we will have to reduce our present level of spending which may involve curtailing or restructuring our operations, including the sale of certain assets. Even after taking these steps, we would not be able to eliminate all of our existing fixed costs, such as occupancy expenses and debt service.

     Most of the funds we have raised to date have been through the sale of equity in our company; our ability to raise money through the sale of additional equity in our company, as well as the price at which such equity may be sold, are difficult to predict. If we issue common stock or securities convertible into common stock in order to raise such funds, the existing shareholders' percentage ownership of our company necessarily would be reduced.

We are involved in a number of legal proceedings that could impact our financial condition.

     Cephalon, a current director and officer, and a former officer, have been named as defendants in a number of civil actions filed in the U.S. District Court for the Eastern District of Pennsylvania, all of which have been consolidated into a single class action. The plaintiff class is comprised of those persons and entities who purchased Cephalon common stock, or traded in options to buy or sell Cephalon common stock, during the period June 12, 1995 through and including June 7, 1996. Plaintiffs seek to hold defendants liable for stock trading losses that stem from alleged violations of the U.S. securities laws and alleged common law negligent misrepresentation. More specifically, plaintiffs have alleged that statements made by Cephalon and the named defendants relating to the results of certain clinical studies of MYOTROPHIN were misleading. We have vigorously defended this lawsuit and believe that there are valid defenses against the claims, but the defense of the action is expensive, and the costs of this defense will reduce the amount of insurance coverage that might otherwise be available to satisfy the claims. In an effort to resolve this dispute, in January 1999 we engaged a mediator to initiate a non-binding mediation process and commenced discussions with counsels for the lead plaintiffs. Although we cannot determine at this time the exact amount of the potential liability in this matter, we have increased our accrual for litigation by recording $4,300,000 in selling, general and administrative expenses in the first quarter of 1999. An adverse judgment or definitive settlement in this matter could materially exceed both the $9,500,000 accrued to date and the coverage which may be available under our directors' and officers' liability insurance and could therefore materially affect the Company's financial position, cash flows or results of operations.

     Due to our involvement in promoting STADOL NS(R), generically called butorphanol tartrate, Nasal Spray, a product of Bristol-Myers Squibb Company ("BMS"), we are a co-defendant in a product liability action brought against BMS. Although we cannot predict with certainty the outcome of this litigation, we believe that any expenses or damages that we may incur will be paid by BMS under the indemnification provisions of our co-promotion agreement. As such, we do not believe that these actions will have a negative effect on our financial condition or results of operations.

We face other risks in our business.

     The following other risks are characteristic of a company operating in the biotechnology and pharmaceutical industries, including:

o    the volatility of our common stock price;
o    the potential for product liability claims;
o    the risks inherent in research and development activities;
o our ability to protect our patents and other proprietary technology and information;
o    our dependence on key executives and scientists;
o    uncertainties related to MYOTROPHIN(R) (mecasermin) injection;
o    our dependence on corporate collaborators;
o environmental risks associated with the materials used in research and development activities;
o and our failure or the failure of third-party vendors and suppliers to be Year 2000 compliant in a timely manner.

         In addition to historical facts or statements of current condition, this report contains forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. These may include statements regarding anticipated scientific progress in our research programs, development of potential pharmaceutical products, prospects for regulatory approval, manufacturing capabilities, market prospects for our products, sales and earnings projections, and other statements regarding matters that are not historical facts. Some of these forward-looking statements may be identified by the use of words in the statements such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" or other words and terms of similar meaning. Our performance and financial results could differ materially from those reflected in these forward-looking statements due to general financial, economic, regulatory and political conditions affecting the biotechnology and pharmaceutical industries as well as more specific risks and uncertainties such as those set forth above and in our reports to the SEC on forms 8-K and 10-K. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you are cautioned not to place too much reliance on any such forward-looking statements. Furthermore, we do not intend (and we are not obligated) to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

Liquidity and Capital Resources

     Cash, cash equivalents, reverse repurchase agreements and investments at March 31, 1999 were $78,507,000, representing 72% of total assets, and at December 31, 1998 were $67,346,000, representing 71% of total assets. Cash equivalents, reverse repurchase agreements and investments consisted primarily of short to intermediate-term corporate obligations, overnight investments that are backed by collateral in the form of government securities with a value equal to at least 102% of such investments and short to intermediate-term obligations of the United States government.

     The following is a summary of selected cash flow information for each of the three months ended March 31:


                                                                1999            1998
                                                            ------------    ------------
Net cash used for operating activities ...................  $(18,354,000)   $(15,629,000)
Net cash (used for) provided by investing activities .....   (10,041,000)     17,960,000
Net cash provided by (used for) financing activities .....    29,538,000         (22,000)

   Net Cash Used for Operating Activities

   --Operating Cash Inflows

     A summary of the major sources of cash receipts reflected in net cash used for operating activities for the three months ended March 31 is as follows:

                                                              1999           1998
                                                            ---------     -----------
        PROVIGIL sales.................................... $  402,000     $        --
        TAP Holdings......................................  2,179,000       2,465,000
        Bristol-Myers Squibb..............................    683,000              --
        Chiron............................................         --         630,000
        Medtronic.........................................    543,000         453,000
        Interest..........................................  1,006,000       1,740,000

     Sales of PROVIGIL commenced in the United Kingdom in March 1998 and in the United States and in the Republic of Ireland in February 1999. In connection with the commercial launch in the United States, extended payment terms were provided to customers, principally pharmaceutical wholesalers. As a result, only a minimal amount of cash was received from U.S. sales in the three months ended March 31, 1999. At March 31, 1999, $1,351,000, net of reserves of $4,065,000, was receivable from the sale of PROVIGIL in the United States.

     We have a licensing and research and development collaboration with TAP Holdings Inc. to develop and commercialize certain compounds for the treatment of human cancers and prostate disorders in the United States. Under the terms of the agreement, we perform research and preclinical development of these compounds for which we are compensated quarterly by TAP, based on a contract rate per individual assigned to the program for that quarter and reimbursement of certain external costs, all subject to annual budgetary maximums. At March 31, 1999, $1,578,000 was receivable from TAP.

     We market STADOL NS(R) (butorphanol tartrate) Nasal Spray for Bristol-Myers Squibb to neurologists in the United States. Pursuant to our agreement, we receive quarterly payments equal to a percentage of total STADOL NS sales attributed to prescriptions written by neurologists which exceeds a predetermined base amount. The payment received from BMS in the three months ended March 31, 1999, represents payment earned for fourth quarter 1998 co-promotion activity. There was no payment recorded from BMS in the corresponding 1998 period, since all payments earned for 1997 co-promotion activity were received in 1997. At March 31, 1999, $500,000 was receivable from BMS.

     Cephalon has been developing MYOTROPHIN in collaboration with Chiron Corporation for the treatment of ALS and other neurological disorders. The amounts we received in 1998 generally represented reimbursement from Chiron for MYOTROPHIN program costs incurred in excess of our fifty percent share of program costs. Since June 30, 1998, the companies have been bearing their own MYOTROPHIN costs and we have not received reimbursement of MYOTROPHIN expenditures since that time.

     Under an April 1997 agreement with Medtronic, Inc., we were co-promoting Intrathecal Baclofen Therapy (ITB(TM)) to neurologists and physiatrists in the United States for the treatment of intractable spasticity. The agreement with Medtronic terminated pursuant to its terms on April 29, 1999. At March 31, 1999, $290,000 was receivable from Medtronic.

     The decrease in interest received in 1999 compared to 1998 was primarily due to lower investment balances.

   --Operating Cash Outflows

     Cash used in operating activities in the three months ended March 31, 1999 increased as a result of increased expenditures associated with the commercial launch of PROVIGIL in the United States, clinical studies of PROVIGIL and debt issuance costs associated with the $30 million private placement of revenue-sharing notes.

   --Cash and Funding Requirements Outlook

     We believe that our cash and investment balance as of March 31, 1999 is adequate to fund the then-current level of operations for at least twelve months. We expect cash flow from operating activities to continue to be negative for the next several years. The major source of our cash inflows in the three months ended March 31, 1999 was derived from our collaborative research and development agreement with TAP and from co-promotion agreements. The continuation of funding under the agreement with TAP is subject to the achievement of certain development milestones and periodic review by TAP and may be terminated without cause with prior notice. The level of potential payments to be received from BMS is subject to a number of uncertainties related to product sales, including competition from new and existing products. The level of payments to be received under our co-promotion agreement with Medtronic will be less than received in 1998 due to the termination of the Medtronic agreement in April 1999.

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

     The Company expects its cash requirements for PROVIGIL to increase significantly for the next several years due to efforts associated with the commercial launch of PROVIGIL in the United States, including building PROVIGIL inventory and conducting clinical studies of PROVIGIL in disorders other than narcolepsy. Additionally, we expect to continue to expend substantial funds on research and development activities for our other products in development. We intend to seek sources of funding for these research programs through collaborative arrangements with third parties. If additional funds are unavailable, we may have to reduce our present level of spend which may involve curtailing or restructuring some of our programs. Additionally, if the securities litigation results in an adverse judgment or definitive settlement which exceeds the coverage available under our directors' and officers' liability insurance, it would require a significant use of funds, the issuance of shares of our common stock or a combination thereof.

     We will require substantial additional funds to continue our operations at their current level, continue to meet all of our minimum cash balance requirements pursuant to our debt agreements and pay the Notes at maturity. We will need to obtain additional funding through debt and/or equity financings, collaborative arrangements or through other financing vehicles. The amount of capital needed to fund operations will depend upon many factors, including the scope of our research and development programs and the extent of any funding under collaborative research arrangements, the cost of conducting clinical studies, the cost of defending and enforcing patent claims and other legal proceedings, and the level of sales of PROVIGIL in the United States. We can not be sure that additional funds can be obtained on acceptable terms, if at all. If additional funds cannot be obtained, we will have to reduce our present level of spending which may involve curtailing or restructuring operations, including the sale of certain assets of the company. Even with such curtailment, we would not be able to eliminate fixed costs, such as occupancy expenses and debt service.

Net Cash (Used for) Provided by Investing Activities

     A summary of net cash (used for) provided by investing activities for the three ended March 31 is as follows:

                                                                      1999              1998
                                                                 -------------      -----------
Purchases of property and equipment.........................     $     (23,000)     $ (425,000)
Sales and maturities (purchases) of investments, net........       (10,018,000)      18,385,000
                                                                 -------------      -----------
     Net cash (used for) provided by investing activities...     $ (10,041,000)     $17,960,000
                                                                 =============      ===========


     Net sales and maturities (purchases) of investments represent the liquidation or accumulation of investments.

   Net Cash Provided by (Used for) Financing Activities

     A summary of net cash (used for) provided by financing activities for the three months ended March 31 is as follows:

                                                                          1999             1998
                                                                       -----------       ---------
Proceeds from exercises of common stock options and warrants.....      $    20,000       $ 304,000
Proceeds from issuance of long-term debt.........................       30,000,000              --
Principal payments on long-term debt.............................         (482,000)       (326,000)
                                                                       -----------       ---------
     Net cash provided by (used for) financing activities........      $29,538,000       $ (22,000)
                                                                       ===========       =========


     The extent and timing of future warrant and option exercises, if any, are primarily dependent upon the market price of Cephalon's common stock and general financial market conditions, as well as the exercise prices and expiration dates of the warrants and options.

     Proceeds from the issuance of long-term debt in the three months ended March 31, 1999 consists of a private placement of $30,000,000 of revenue-sharing notes.

     For all periods presented, principal payments on long-term debt include payments on mortgage loans and payments on capital lease obligations.

Commitments and Contingencies

   --Related Party

     In August 1992, Cephalon exclusively licensed rights to manufacture and market MYOTROPHIN(R) (mecasermin) Injection ("MYOTROPHIN") for human therapeutic use within the United States, Canada and Europe (the "Territory") to Cephalon Clinical Partners, L.P. (the "Partnership").

     We are performing the development and clinical testing of MYOTROPHIN on behalf of the Partnership and our costs incurred to develop MYOTROPHIN in the Territory were reimbursed by the Partnership to the extent of its available funds. Late in 1995, the Partnership depleted all of its available funds and has not provided funding of MYOTROPHIN development costs to us since that time. The amount of additional funding required for further development is determined by the Partnership's general partner in advance of each quarter, and each quarter, we have the right, but not the obligation, to contribute such funds.

     In exchange for the exclusive license to MYOTROPHIN, we are obligated to make royalty payments equal to 10.1% of MYOTROPHIN sales and a payment of approximately $16,000,000 (the "Milestone Payment") that is to be made if MYOTROPHIN receives regulatory approval in the United States or certain other countries within the Territory. We have the option to pay the Milestone Payment in cash, common stock, or a combination thereof.

     We have a contractual option to purchase all of the limited partnership interests in the Partnership (the "Purchase Option"). To exercise the Purchase Option, we are required to make an advance payment of $40,275,000 in cash or, at our election, $42,369,000 in shares of the Company's Common Stock, valued at the market price at the time the Purchase Option is exercised. The Purchase Option becomes exercisable upon certain events subsequent to commercialization. If we do not exercise the Purchase Option prior to its expiration date or if the Company ceases further development of MYOTROPHIN, all development and marketing rights to MYOTROPHIN in the Territory would revert to the Partnership, which may commercialize MYOTROPHIN itself or license or assign its rights to a third party. We would not receive any benefits from any such commercialization, license or assignment of rights.

     The January 1994 collaboration between Cephalon and Chiron is subject to the rights of the Partnership. We are solely responsible for making any royalty and milestone payments owed to the Partnership and for funding any exercises of the Purchase Option.

     The general partner of the Partnership is a wholly-owned subsidiary of Cephalon, which owns 1% of the Partnership.

     --Litigation

     Cephalon, a current director and officer, and a former officer have been named as defendants in a number of civil actions, which have been consolidated into a single class action, alleging that statements made about the results of certain clinical studies of MYOTROPHIN were misleading. In a separate matter, due to our involvement in promoting STADOL NS, a product of Bristol-Myers Squibb Company, we are a co-defendant in a product liability action brought against BMS. See "Certain Risks Related to Cephalon's Business."

Results of Operations

         This section should be read in conjunction with the more detailed discussion under "Liquidity and Capital Resources."

         A summary of revenues and expenses for the three months ended March 31, 1999 is as follows:

                                                                                            % CHANGE
                                                                  1999           1998     1999 VS. 1998
                                                               -----------    ----------- -------------
         Product sales...................................      $ 1,730,000    $    59,000      2832%
         Other revenues..................................        2,500,000      3,509,000       (29)
         Cost of product sales...........................          188,000             --        --
         Research and development expenses...............        9,972,000     11,974,000       (17)
         Selling, general and administrative expenses....       13,614,000      7,169,000        90
         Interest (expense) income, net..................         (397,000)       916,000      (143)

         Product sales are recognized upon shipment of finished goods and are recorded net of reserves for returns and allowances. Product revenues increased in the 1999 period from the same 1998 period due primarily from the initiation of sales of PROVIGIL in the United States in February 1999. Shipments to pharmaceutical wholesalers in the United States for the three months ended March 31, 1999 totaled $5,531,000. Sales of PROVIGIL were initiated in the United Kingdom in March 1998 and the Republic of Ireland in February 1999. In accordance with standard industry practices, we allow customers to return product which reaches its expiration date for return and credit. Additionally, in connection with the commercial launch of PROVIGIL, extended payment terms were provided to customers for initial shipments of PROVIGIL. Given the uncertainty of market acceptance and our limited history selling and collecting payments related to sales PROVIGIL in the United States, along with our extended payment terms, we established a reserve of $4,065,000 at March 31, 1999. Such reserve will be continuously evaluated as we obtain additional information from PROVIGIL sales, returns and collections.

     Other revenues includes revenue recognized under research and development and co-promotion agreements. Other revenues decreased in the 1999 period from the 1998 period due primarily to decreased revenue from TAP, Chiron, Kyowa Hakko and Medtronic. The decreases from Chiron and Kyowa Hakko generally reflect reductions in efforts corresponding to the MYOTROPHIN program.

     For the quarter ended March 31, 1999, cost of product sales was 11% of sales and consisted primarily of royalties due to a third-party licensee. This is not indicative of future expectations. Prior to December 1998 FDA approval of PROVIGIL, we recorded the costs of producing PROVIGIL as research and development expense in accordance with Statement of Financial Accounting Standards No. 2 "Accounting for Research and Development Costs." Once this inventory has been sold, we expect cost of product sales to be between 21% and 26% of sales.

     For the quarter ended March 31, 1999, research and development expenses decreased from the same 1998 period primarily because 1998 included expenses for purchases of bulk modafinil compound and license fees. These reductions were partially offset by increased clinical study expenditures in 1999 associated with the PROVIGIL program.

     The increase in the selling, general and administrative area in 1999 as compared to the corresponding 1998 period was due primarily to the recording of a $4,300,000 provision related to our securities litigation. Additionally, the increase was caused by activities associated with the launch of PROVIGIL and an increase in sales and marketing staffing levels.

     The decrease in net interest income is primarily due to lower average investment balances and the recognition of interest expense related to the Notes, consisting of 11% of the principal of the Notes, 6% of PROVIGIL sales payable to the holders of the Notes and amortization of warrant valuation and debt issuance costs.

Results of operations outlook

     We expect to continue to incur operating losses unless and until product sales exceed operating expenses. Shipments of PROVIGIL in the three months ended March 31, 1999 may not be indicative of future periods because of the incentives offered to wholesalers during the initial launch. We expect that sales of PROVIGIL may be limited since we can only market the product to treat excessive daytime sleepiness associated with narcolepsy. We may never be able to achieve profitability solely through sales of PROVIGIL even if we obtain approval to market the product to treat other disorders.

     The major source of our current revenue is derived from collaborative research and development agreements and co-promotion agreements. The continuation of any of these agreements is subject to the achievement of certain milestones and to periodic review by the parties involved. Revenue from Chiron will be less in 1999 because Chiron and the Company have agreed to fund their own MYOTROPHIN related expenses. The level of revenue to be recognized from BMS is subject to a number of uncertainties related to product sales, including competition from new and existing products. Revenue in 1999 from Medtronic will be less than 1998 due to the termination of the Medtronic agreement in April 1999.

     During the remainder of 1999, we expect to continue to incur significant expenditures associated with marketing PROVIGIL and conducting clinical studies of PROVIGIL in disorders other than narcolepsy. Additionally, we expect to continue to incur substantial expenses on research and development activities for our other products in development. We intend to seek sources of funding for these research and development programs through collaborative arrangements with third parties.

     We expect to have significant fluctuations in quarterly results based primarily on the level and timing of:
       o        PROVIGIL sales;
       o        cost of PROVIGIL sales;
       o        contract and co-promotion revenues;
       o        and the occurrence of expenses.

     In addition, we are engaged in a non-binding mediation process with regards to a class action suit, and if the suit results in a adverse judgment or settlement in excess of the amounts recorded to date, we would expect to incur an additional material charge to the statement of operations. We also expect interest expense to be higher in 1999 due to the Notes.

     We do not believe that inflation has had a material impact on the results of its operations since inception.

PART II - OTHER  INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

                  (a)        Exhibits:

                             Exhibit
                                No.         Description of Exhibit
                             -------        ----------------------

                               27.1         Financial Data Schedule

                  (b)        Reports on Form 8-K:

                             During the quarter ended March 31, 1999, the
Registrant filed a Current Report on Form 8-K on March 1, 1999 for the following events:

                             (i) On February 25, 1999, Cephalon, Inc. announced
the completion of a debt offering totaling $30 million, raised through the private sale of revenue-sharing notes.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CEPHALON, INC.
                               (Registrant)



May 14, 1999          By /s/  Frank Baldino, Jr., Ph.D.
                         ----------------------------------------------------
                              Frank Baldino, Jr., Ph.D.
                              President, Chief Executive Officer and Director
                              (Principal executive officer)


                      By /s/  J. Kevin Buchi
                         ----------------------------------------------------
                              J. Kevin Buchi
                              Senior Vice President, Finance
                              and Chief Financial Officer
                              (Principal financial and accounting officer)