Form 10-K405/A
period 1998-12-31
CEPHALON INC
filed 1999-07-19
CIK 873364

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K/A
                               (Amendment No. 2)
(MARK ONE)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1998
                                       OR
[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from to
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

     The purpose of Amendment No. 2 is to refile Exhibits 4.3(a), 4.3(b), 4.3(c), and 4.3(d). Portions of Exhibit 4.3(b) have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Act of 1934, as amended.

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

   4.2         Amended and Restated Rights Agreement, dated as of January 1, 1999, between Cephalon, Inc. and
               StockTrans, Inc. as Rights Agent (Exhibit 1) (22).

  *4.3(a)      Form of Note Purchase Agreement dated as of February 24, 1999 by and between Cephalon and Investor.

  *4.3(b)      Form of Revenue Sharing Senior Secured Note due 2002 dated March
               1, 1999. (21)

  *4.3(c)      Form of Class A Warrant.

  *4.3(d)      Form of Class B Warrant.

 **4.3(e)      Security Agreement dated March 1, 1999 between Cephalon, Inc. and Delta Opportunity Fund,
               Ltd., as collateral agent.

 **4.3(f)      Patent and Trademark Agreement dated March 1,1999 between Cephalon, Inc. and Delta
               Opportunity Fund, Ltd., as collateral agent.

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

**10.5(h)     Amendment No. 5 to License Agreement and Supply Agreement dated January 21, 1998 between
              Cephalon, Inc. and Laboratoire L. Lafon. (21)

**10.5(i)     Amendment No. 6 to License Agreement and Supply Agreement dated February 2, 1998 between
              Cephalon, Inc. and Laboratoire L. Lafon. (21)

**10.5(j)     Amendment No. 3 to Trademark Agreement dated January 21, 1998 between Cephalon, Inc. and Genelco
              S.A. (21)

**10.5(k)     Amendment No. 4 to Trademark Agreement dated February 9, 1998 between Cephalon, Inc. and Genelco
              S.A. (21)

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

   10.10(b)    Letter agreement dated January 13, 1995 amending Agreement between Cephalon, Inc. and
               Chiron Corporation (Exhibit 10.12(b))(14)(20).

   10.10(c)    Letter agreement dated May 23, 1995 amending Agreement between Cephalon, Inc. and Chiron
               Corporation (Exhibit 10.12(c))(17)(20).

   10.11(a)    Agreement between Cephalon, Inc. and TAP Holdings Inc. (formerly TAP Pharmaceuticals
               Inc.) dated as of May 17, 1994 (Exhibit 99.2)(13)(20).

   10.11(b)    Amendment dated June 28, 1996 amending Agreement between Cephalon, Inc. and TAP
               Holdings Inc. (Exhibit 10.13(b))(19)(21)

 **10.12       Toll Manufacturing and Packaging Agreement dated February 24, 1998 between Cephalon, Inc. and
               Circa Pharmaceuticals, Inc. (21)

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


Date: July 19, 1999                Cephalon, Inc.


                                   By: /s/ Frank Baldino, Jr., Ph.D.
                                      ---------------------------------------
                                      Frank Baldino, Jr., Ph.D.
                                      President and Chief Executive Officer

                                 Exhibit Index

      The Exhibits that have been filed herewith this Form 10-K/A are summarized as follows:


Exhibit No.               Description
----------                -----------
 4.3(a)                   Form of Note Purchase Agreement dated as of February
                          24, 1999 by and between Cephalon and Investor.

*4.3(b) Form of Revenue Sharing Senior Secured Note due 2002 dated March 1, 1999.

 4.3(c)                   Form of Class A Warrant

 4.3(d)                   Form of Class B Warrant

                         *Portions of this Exhibit have been omitted and have
                          been filed separately with the Securities and Exchange
                          Commission pursuant to an application for confidential treatment filed with the Securities and Exchange
                          Commission pursuant to Rule 24b-2 under the Securities
                          Exchange Act of 1934, as amended