Form 10-Q
period 1999-06-30
CEPHALON INC
filed 1999-08-16
CIK 873364

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Quarterly Period Ended June 30, 1999
                                         -------------

     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Transition Period from  ______________ to _______________

               Commission File Number 0-19119
                                      -------


                                CEPHALON, INC.
                                -------------
            (Exact Name of Registrant as Specified in its Charter)

                    Delaware                                         23-2484489
    --------------------------------------------        --------------------------------------
   (State Other Jurisdiction of Incorporation or        (I.R.S. Employer Identification Number)
                 Organization)

145 Brandywine Parkway,  West Chester,  PA                   19380
------------------------------------------                   -----
(Address of Principal Executive Offices)                   (Zip Code)

     Registrant's Telephone Number, Including Area Code    (610) 344-2000
                                                           --------------
                                Not Applicable
     --------------------------------------------------------------------
     Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                        -

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                       Outstanding as of August 9, 1999
     ---------------------------           --------------------------------
     Common Stock, par value $.01                  30,768,870 Shares


This Report Includes a Total of 30 Pages

                        CEPHALON, INC. and SUBSIDIARIES
                        -------------------------------


                                     INDEX
                                     -----


                                                                     Page No.
                                                                    ---------

PART  I - FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited)


               Consolidated Balance Sheets -                           3
               June 30, 1999 and December 31, 1998

               Consolidated Statements of Operations -                 4
               Three and six months ended June 30, 1999 and 1998

               Consolidated Statements of Cash Flows -                 5
               Six months ended June 30, 1999 and 1998

               Notes to Consolidated Financial Statements              6

     Item 2.   Management's Discussion and Analysis of                11
               Financial Condition and Results of Operations

PART II - OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders    28

     Item 6.   Exhibits and Reports on Form 8-K                       28

SIGNATURES                                                            30

                        CEPHALON, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Unaudited)


                                                                                    June 30,               December 31,
                                                                                      1999                     1998
                                                                               --------------------     --------------------
                                                ASSETS
                                                ------
CURRENT ASSETS:
     Cash and cash equivalents                                                 $        15,189,000      $         3,975,000
     Short-term investments                                                             70,366,000               63,371,000
     Receivables, net                                                                    3,794,000                3,887,000
     Inventory (Note 2)                                                                  3,680,000                   38,000
     Other                                                                               1,311,000                1,323,000
                                                                               --------------------     --------------------
          Total current assets                                                          94,340,000               72,594,000

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization of $14,376,000 and $13,439,000                          19,745,000               20,505,000
OTHER                                                                                    3,269,000                1,574,000
                                                                               --------------------     --------------------
                                                                               $       117,354,000      $        94,673,000
                                                                               ====================     ====================


                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                          $         6,384,000      $         3,558,000
     Accrued expenses (Note 4)                                                          18,318,000               13,298,000
     Current portion of long-term debt                                                   1,677,000                1,624,000
                                                                               --------------------     --------------------
          Total current liabilities                                                     26,379,000               18,480,000

LONG-TERM DEBT (Note 3)                                                                 38,685,000               15,096,000
OTHER                                                                                    3,851,000                3,495,000
                                                                               --------------------     --------------------
          Total liabilities                                                             68,915,000               37,071,000
                                                                               --------------------     --------------------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:  (Note 6)
     Preferred stock, $.01 par value,
       5,000,000 shares authorized, none issued                                                 --                       --
    Common stock, $.01 par value, 100,000,000 shares authorized,
      30,201,466 and 28,802,323 shares issued and outstanding                              302,000                  288,000
    Additional paid-in capital                                                         353,372,000              331,107,000
    Accumulated deficit                                                               (305,235,000)            (273,793,000)
                                                                               --------------------     --------------------
          Total stockholders' equity                                                    48,439,000               57,602,000
                                                                               --------------------     --------------------
                                                                               $       117,354,000      $        94,673,000
                                                                               ====================     ====================

  The accompanying notes are an integral part of these financial statements.

                         CEPHALON, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                           Three Months Ended,                Six Months Ended,
                                                                 June 30,                          June 30,
                                                   --------------------------------   -------------------------------
                                                          1999             1998             1999            1998
                                                   ----------------  --------------   ---------------- --------------
REVENUES:
     Product sales - PROVIGIL (Note 7)             $     5,522,000   $     172,000    $     7,252,000  $     231,000
     Other revenues (Note 7)                             5,227,000       3,240,000          7,727,000      6,749,000
                                                   ----------------  --------------   ---------------- --------------
                                                        10,749,000       3,412,000         14,979,000      6,980,000
                                                   ----------------  --------------   ---------------- --------------

COSTS AND EXPENSES:
     Cost of product sales - PROVIGIL (Note 2)             651,000              --            839,000             --
     Research and development (Note 7)                  10,180,000      10,353,000         20,152,000     22,327,000
     Selling, general and administrative (Note 4)       10,166,000       6,727,000         23,780,000     13,896,000
                                                   ----------------  --------------   ---------------- --------------
                                                        20,997,000      17,080,000         44,771,000     36,223,000
                                                   ----------------  --------------   ---------------- --------------


LOSS FROM OPERATIONS                                   (10,248,000)    (13,668,000)       (29,792,000)   (29,243,000)
                                                   ----------------  --------------   ---------------- --------------

OTHER:
     Interest income                                       862,000       1,509,000          1,740,000      2,980,000
     Interest expense (Note 3)                          (2,115,000)       (456,000)        (3,390,000)    (1,011,000)
                                                   ----------------  --------------   ---------------- --------------
                                                        (1,253,000)      1,053,000         (1,650,000)     1,969,000

                                                   ----------------  --------------   ---------------- --------------
LOSS                                               $   (11,501,000)  $ (12,615,000)   $   (31,442,000) $ (27,274,000)
                                                   ================  ==============   ================ ==============

BASIC AND DILUTED LOSS PER SHARE                   $         (0.40)  $       (0.44)   $         (1.09) $       (0.97)
                                                   ================  ==============   ================ ==============


WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                                 28,998,290      28,514,180         28,879,804     28,159,262
                                                   ================  ==============   ================ ==============

  The accompanying notes are an integral part of these financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)


                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                          -------------------------------
                                                                                               1999              1998
                                                                                          --------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Loss                                                                                 $  (31,442,000)    $(27,274,000)
     Adjustments to reconcile loss to net cash
     used for operating activities:
           Depreciation and amortization                                                       2,106,000        1,023,000
           Non-cash compensation expense                                                         595,000          936,000
           Other                                                                                 743,000           47,000
          (Increase) decrease in operating assets:
               Accounts and contracts receivable                                                (135,000)         348,000
               Inventory                                                                      (3,642,000)              --
               Other current assets                                                              201,000          504,000
               Other long-term assets                                                         (1,959,000)         (55,000)
          Increase(decrease) in operating liabilities:
               Accounts payable                                                                2,826,000         (654,000)
               Accrued expenses                                                                4,573,000       (2,198,000)
               Other long-term liabilities                                                       356,000          401,000
                                                                                          --------------     ------------

               Net cash used for operating activities                                        (25,778,000)     (26,922,000)
                                                                                          --------------     ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                         (43,000)        (504,000)
     Sales and maturities (purchases) of investments, net                                    (10,504,000)      37,208,000
                                                                                          --------------     ------------

               Net cash (used for) provided by investing activities                          (10,547,000)      36,704,000
                                                                                          --------------     ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sales of common stock and warrants                                         12,000,000               --
     Proceeds from exercises of common stock options and warrants                              2,906,000          391,000
     Proceeds from issuance of long-term debt                                                 30,000,000               --
     Principal payments on long-term debt                                                       (876,000)        (699,000)
                                                                                          --------------     ------------

               Net cash provided by (used for) financing activities                           44,030,000         (308,000)
                                                                                          --------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      7,705,000        9,474,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 7,484,000       10,271,000
                                                                                          --------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $   15,189,000     $ 19,745,000
                                                                                          ==============     ============

  The accompanying notes are an integral part of these financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Business

  Cephalon, Inc., headquartered in West Chester, PA, is a biopharmaceutical company dedicated to the discovery, development and marketing of products to treat neurological disorders and cancer. We have had negative cash flow from operations since inception and have funded our operations primarily from the proceeds of public and private placements of our securities. We initiated sales of PROVIGIL(R) (modafinil) Tablets [C-IV] in the United Kingdom in March 1998 and in the United States and the Republic of Ireland in February 1999. PROVIGIL is approved in those countries for use by those suffering from excessive daytime sleepiness associated with narcolepsy.

  Our business is subject to a number of significant risks, including the risks inherent in pharmaceutical research and development activities. We are highly dependent upon the successful commercialization of PROVIGIL and there is no assurance that we will achieve profitability solely on sales of PROVIGIL.

Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K, filed with the Securities and Exchange Commission, which includes financial statements as of and for each of the three years in the period ended December 31, 1998. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full year.

2. INVENTORY

  Inventory consists solely of PROVIGIL:

                                                        June 30,         December 31,
                                                         1998              1998
                                                         ----              ----
     Raw material.................................      $3,266,000       $      --
     Work-in-process..............................         274,000              --
     Finished goods...............................         140,000          38,000
                                                        ----------       ---------
                                                        $3,680,000         $38,000
                                                        ==========       =========

  Inventory is stated at the lower of cost or market value using the first-in, first-out method. A significant portion of the PROVIGIL sold in the United States during the six months ended June 30, 1999 was produced prior to the December 1998 FDA approval and, in accordance with SFAS No. 2 "Accounting for Research and Development Costs," the costs were recorded as research and development expense in those prior periods. As of June 30, 1999, we maintained approximately $2,509,000 of inventory on hand that was previously charged to research and development expense. Cost of product sales through June 30, 1999 consisted primarily of royalties due to Laboratoire L. Lafon.

                        CEPHALON, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

3. DEBT

  In February 1999, we completed a private placement of $30,000,000 of revenue-sharing notes. The notes are repayable in cash in February 2002. The notes are secured by our rights to PROVIGIL in the United States and bear an annual interest rate of 11%. Holders of the notes also will receive a payment of 6% of net sales of PROVIGIL in the United States through March 1, 2004, which will be recorded as interest expense. We have the right to redeem the notes at a premium prior to maturity, which would reduce the royalty period by one year. Alternatively, we may also extend the maturity and the royalty period by one year under certain circumstances. The notes contain a number of covenants including a requirement to maintain a minimum level of cash, cash equivalents and investments equal to $40,000,000 during 1999 and $30,000,000 through February 2002 or as long as the principal remains outstanding. If we fail to maintain such cash balances or violate the other covenants, the holders of the notes can declare a default and increase the royalty percentage to 25% of net PROVIGIL sales in the United States and, if the default is not cured within one year, can accelerate the due date of the notes and foreclose on the underlying security. The holders of the notes can also foreclose on the underlying security if we fail to pay principal and interest when due. We incurred debt issuance costs related to this offering of approximately $1,918,000 which we recorded in other assets and will amortize and charge to interest expense over the life of the notes. (See Note 6).

4. LEGAL PROCEEDINGS

  Cephalon, a current director and officer, and a former officer have been named as defendants in a number of civil actions filed in the U.S. District Court for the Eastern District of Pennsylvania, which have been consolidated into a single class action. The plaintiff class is comprised of those persons and entities who purchased Cephalon common stock, or traded in options to buy or sell Cephalon common stock, during the period June 12, 1995 through and including June 7, 1996. Plaintiffs seek to hold defendants liable for stock trading losses that stem from alleged violations of the U.S. securities laws and alleged common law negligent misrepresentation. More specifically, plaintiffs have alleged that statements by Cephalon and the named defendants relating to the results of certain clinical studies of MYOTROPHIN were misleading. We have vigorously defended this lawsuit and believe that there are valid defenses against the claims, but the defense of the action is expensive, and the costs of this defense will reduce the amount of insurance coverage that might otherwise be available to satisfy claims. Therefore, on June 4, 1999, Cephalon entered into a Stipulation of Settlement providing that the plaintiffs would receive a total of $17,000,000 in full settlement of this action, inclusive of attorneys fees and expenses. Of this amount, $7,500,000 will be paid by our directors' and officers' liability insurance carriers; the remaining $9,500,000 will be paid by Cephalon. We have incurred charges to earnings in prior reporting periods sufficient to cover the costs of the settlement. On July 30, 1999, the Court entered an order approving the settlement and judgment of dismissal with prejudice, dismissing all claims against the defendants. This order will become final on August 30, 1999, unless one or more of the parties files an appeal. In addition, a further complaint has been filed with the Court alleging that Cephalon is liable under common law for misrepresentations concerning the results of the MYOTROPHIN clinical trials, and that Cephalon and certain of its current and former officers and directors are liable for the actions of persons who allegedly traded in Cephalon common stock on the basis of material inside information. We believe that we have valid defenses to all claims raised in this action and we have filed a motion to dismiss these claims which is pending with the Court. Moreover, even if there is a judgment against us, we do not believe it will have a material adverse effect on our financial condition or results of operations.

  Due to our involvement in promoting STADOL NS(R) (butorphanol tartrate) Nasal Spray, a product of Bristol-Myers Squibb Company, we are a co-defendant in a product liability action brought against Bristol-Myers. Although we cannot predict with certainty the outcome of this litigation, we believe that any expenses or damages that are incurred will be paid by Bristol-Myers under the indemnification provisions of our co-promotion agreement. As such, we do not believe that this action will have a negative effect on our financial condition or results of operations.

                        CEPHALON, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


5. COMMITMENTS AND CONTINGENCIES

Related party

  Cephalon Clinical Partners, L.P., or CCP, granted us an exclusive license to manufacture and market MYOTROPHIN within the United States, Canada and Europe in return for royalty payments equal to 10.1% of MYOTROPHIN sales and a milestone payment of approximately $16,000,000 that we must make if MYOTROPHIN receives regulatory approval in the United States or certain other countries. We have the option to pay the milestone payment in cash, common stock, or a combination thereof.

  We have a contractual option to purchase all of the limited partnership interests in CCP in specified circumstances following the initiation of commercial sales, if any, of MYOTROPHIN. To exercise the purchase option, we are required to make an advance payment of $40,275,000 in cash or, at our election, $42,369,000 in shares of our common stock, valued at the market price at the time we exercise the purchase option, or a combination thereof. In addition to the advance payment, the exercise of the purchase option requires us to make royalty payments to the former limited partners for a period of eleven years after exercise at a royalty rate of 10.1% (subject to reduction under certain circumstances) of MYOTROPHIN sales in the United States, Canada and Europe. If we do not exercise the purchase option prior to its expiration date, the license will terminate and all development and marketing rights to MYOTROPHIN in the United States, Canada and Europe would revert to CCP, which may commercialize MYOTROPHIN itself or license or assign its rights to a third party. We would not receive any benefits from any such commercialization, license or assignment of rights.

  We are performing the development and clinical testing of MYOTROPHIN on behalf of CCP and our costs incurred to develop MYOTROPHIN in the Territory were reimbursed by CCP to the extent of its available funds. Late in 1995, CCP depleted all of its available funding and has not provided any further funding of MYOTROPHIN development costs. The amount of additional funding required for further development is determined by CCP's general partner in advance of each quarter, and each quarter, we have the right, but not the obligation, to contribute such funds. If we decide to discontinue funding of the MYOTROPHIN program, the purchase option and license will terminate and commercialization rights to MYOTROPHIN will revert back to CCP.

  The January 1994 collaboration between Cephalon and Chiron is subject to the rights of CCP. We are solely responsible for making any royalty and milestone payments owed to CCP and for funding any exercises of the purchase option.

  The general partner of CCP is a wholly-owned subsidiary of Cephalon, which owns 1% of CCP.

6.  STOCKHOLDERS' EQUITY

  The private placement of the revenue-sharing notes (see Note 3) includes the issuance of warrants, expiring March 1, 2004, to purchase 1,920,000 shares of our common stock at an exercise price of $10.08. The investors will forfeit 480,000 warrants if specified aggregate PROVIGIL sales levels are achieved in the United States through March 1, 2002. In addition, we may, with notice, call up to 720,000 of the warrants for redemption at a nominal price after November 24, 2001 if the market value of our common stock exceeds certain thresholds. The investors can choose to exercise the warrants prior to redemption. The estimated aggregate value of the warrants of $6,236,000 was recorded as a discount to the notes and is being amortized and charged to interest expense over the term of the notes.

  In connection with the May 1999 collaboration, H. Lundbeck A/S purchased 1,000,000 shares of our common stock at a price of $12.00 per share, which was the average market price for the five trading days prior to the closing of the agreement. (See Note 7).

                        CEPHALON, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


7. REVENUE RECOGNITION

Product sales

  Product sales are recognized upon shipment of product and are recorded net of reserves for returns and allowances. The reserve for product returns is derived by utilizing reports obtained from external, independent sources, NDC Health Information Services, IMS Health and a sample of wholesalers, which provide prescription data, wholesaler stocking levels and wholesaler sales to retail pharmacies. From this data, we estimate retail pharmacy stocking levels. This data is reviewed to monitor product movement through the supply chain to identify slow moving product that is more likely to be returned. The reserves are reviewed at each reporting period and adjusted to reflect data available at that time. Any changes in the reserve will result in changes in the amount of revenue recognized in the period (i.e. a decrease in the reserve will result in an increase in revenue).

  Sales of PROVIGIL were initiated in the United Kingdom in March 1998 and the United States and the Republic of Ireland in February 1999. For the six-months ended June 30, 1999, shipments to customers were $12,282,000. The return and allowance balance at June 30, 1999 was $5,030,000, resulting in product sales of $7,252,000 for the six months ended June 30, 1999.

  Our methodology described above has resulted in the recognition of revenue for only product that we believe was prescribed, including refills. We believe this approach is appropriate given that: (i) PROVIGIL is a new product and we have limited sales, product return and collection history; (ii) at this time we are not able to reasonably estimate market penetration during launch; (iii) to date, returns have been limited, however, product may be returned for credit for up to 18 months from shipment; (iv) to date, reorders at retail pharmacies have been modest; and, (v) customers received extended payment terms for their initial orders. At each reporting period, we intend to continue to monitor inventory levels at the wholesalers and retail pharmacies, as well as reorder history. Should this information indicate a steady stream of the product moving through the supply chain, which would indicate that returns are less likely to occur, the product reserve balance would be reduced, resulting in the recognition of additional revenue.

Other revenues

  A significant portion of other revenues include revenue recognized under collaborative research and development agreements as follows:

                                          Three months ended June 30,        Six months ended June 30,
                                          ---------------------------        -------------------------
                                              1999              1998            1999              1998
                                              ----              ----            -----             ----
     Lundbeck........................      $2,750,000       $       --        $2,750,000     $       --
     TAP Holdings....................       1,503,000        1,644,000         3,083,000      3,754,000

  Under the terms of the collaborative agreement with Lundbeck to discover, develop and market products to treat neurodegenerative diseases, Lundbeck will compensate us for our research efforts and will share in joint development costs of our product candidate, CEP-1347, and any other molecules that emerge from the research program. Lundbeck will obtain Cephalon's commercial rights in Europe and certain other territories, and will pay us a royalty on sales in those territories. Cephalon will retain exclusive rights in the United States. The revenue recognized in the three and six months ended June 30, 1999, represents a license fee of $2,400,000 and reimbursement of research and development costs of $350,000.

  We have a research and development collaboration with TAP Holdings Inc. to develop and commercialize certain compounds for the treatment of human cancers and prostate disorders in the United States. Under the terms of the agreement, we perform research and preclinical development of these compounds for which we are compensated quarterly by TAP, based on a contract rate per individual assigned to the program for that quarter and reimbursement of certain external costs, all subject to annual budgetary maximums.

                        CEPHALON, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

8. SUBSEQUENT EVENT

  On August 13, 1999, Cephalon, Inc. announced that it had entered into a purchase agreement providing for the sale, to certain initial purchasers, of 2,000,000 shares of convertible exchangeable preferred stock at $50 per share in a private offering to certain institutional investors; this transaction is expected to close August 18, 1999.

  We have granted the initial purchasers a 45-day option to purchase up to an additional 500,000 shares of the preferred stock. Dividends on the preferred stock will be cumulative at the annual rate of $3.625 per share. The preferred stock will be convertible into shares of our common stock at a conversion price of $17.92 per share, subject to adjustment in certain circumstances. The preferred stock will be exchangeable, at our option, into 7 1/4% convertible debentures which will also be convertible into shares of our common stock. The preferred stock and the debentures, if issued, will be redeemable by Cephalon at declining redemption prices commencing in August 2001.

  The securities to be offered will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Risks Related to Cephalon's Business

During the next several years we will be very dependent on the commercial success of PROVIGIL, and we may be unable to attain profitability on sales of PROVIGIL.

  At our present level of operations, we may not be able to attain profitability if physicians prescribe PROVIGIL only for those who are diagnosed narcoleptics, and currently we cannot promote PROVIGIL outside of this approved use. In December 1998, the FDA approved PROVIGIL for use by those suffering from excessive daytime sleepiness associated with narcolepsy. The market for use of PROVIGIL in narcolepsy patients is relatively small; it is limited to approximately 125,000 persons in the United States, of which we estimate between 30,000 and 45,000 currently are seeking treatment from a physician. We have initiated clinical studies to examine whether or not PROVIGIL is effective and safe when used to treat disorders other than narcolepsy, but we do not know whether these studies will in fact demonstrate safety and efficacy, or if they do, whether we will succeed in receiving regulatory approval to market PROVIGIL for additional disorders. If the results of these studies are negative, or if adverse experiences are reported in these clinical studies or otherwise in connection with the use of PROVIGIL by patients, this could undermine physician and patient comfort with the product, could limit the commercial success of the product and could even impact the acceptance of PROVIGIL in the narcolepsy market. Even if the results of these studies are positive, the impact on sales of PROVIGIL may be negligible unless we are able to obtain FDA approval to expand the authorized use of PROVIGIL to include treatment for conditions other than excessive daytime sleepiness associated with narcolepsy. FDA regulations restrict our ability to communicate the results of additional clinical studies to patients and physicians without first obtaining from the FDA approval to expand the authorized uses for this product. As a result, it may be several years before we have significant sales revenue from PROVIGIL beyond that attributable to prescriptions for diagnosed narcoleptics.

  In addition, the following factors could limit the rate and level of market acceptance of PROVIGIL:

     . the effectiveness of our sales and marketing efforts relative to those of our competitors;

     . the availability and level of reimbursement for PROVIGIL by third-party payors, including federal, state and foreign government agencies;

     . the occurrence of any side effects, adverse reactions or misuse (or unfavorable publicity relating thereto) stemming from the use of PROVIGIL.

We have described these and other factors in more detail below.

  Our lack of experience selling pharmaceuticals, together with significant competition, may impact our ability to effectively market and sell PROVIGIL in the United States.

  In the United States and elsewhere, PROVIGIL faces significant competition in the marketplace since narcolepsy is currently treated with several drugs, all of which have been available for a number of years and many of which are available in inexpensive generic forms. Thus, we will need to demonstrate to physicians and third party payors that the cost of PROVIGIL is reasonable and appropriate in light of the safety and efficacy of the product, the price of competing products and the related health care benefits to the patient.

  During the past few years, we developed a specialty sales organization focused on marketing, promoting and detailing the products of other companies to neurologists. However, we have limited experience in marketing, selling or distributing our own products in the United States, and we lack the more substantial experience held by major pharmaceutical companies in developing, training and managing a sales organization over an extended period of time. More recently, we established a managed care sales force to market our products to health maintenance organizations, prescription benefit management firms, and other third party payors; we also lack substantial experience in this area, and we cannot be certain that we will be successful in our efforts to market our products to these groups.

    The efforts of government entities and third party payors to contain or reduce the costs of health care may adversely affect our sales and limit the commercial success of PROVIGIL.

    In certain foreign markets, pricing or profitability of pharmaceutical products is subject to governmental control. In the United States, there have been, and we expect there will continue to be, various federal and state proposals to implement similar government controls. The commercial success of PROVIGIL could be limited if federal or state governments adopt any such proposals. In addition, in both the United States and elsewhere, sales of pharmaceutical products depend in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors increasingly challenge the prices charged for products, and limit reimbursement levels offered to consumers for such products. If third party payors focus their cost control efforts on PROVIGIL, this could impair the commercial success of the product.

    As PROVIGIL is used commercially, unintended side effects, adverse reactions or incidents of misuse may appear that could result in additional regulatory controls and reduce sales of PROVIGIL.

    Until recently, the usage of PROVIGIL has been limited to clinical trial patients under controlled conditions and under the care of expert physicians. We cannot predict whether the widespread commercial use of PROVIGIL will produce undesirable or unintended side effects that have not been evident in our clinical trials to date. As PROVIGIL becomes more widely utilized by significant numbers of patients who could take multiple medications, adverse drug interactions could occur that are difficult to predict. Additionally, incidents of product misuse may occur. These events, among others, could result in additional regulatory controls, including withdrawal of the product from the market.

    We may not be able to maintain market exclusivity for PROVIGIL, and therefore potential competitors may develop competing products, which could result in a decrease in sales and market share, could cause us to reduce prices to compete successfully, and may prevent PROVIGIL from being a commercial success.

    We hold exclusive license rights to a composition-of-matter patent covering modafinil as the active drug substance in PROVIGIL; this patent was to have expired in 1998 in the United States, but we have applied for a patent extension that, if granted, would run through November 18, 2001. In addition, we own a U.S. patent covering the particle size of modafinil which issued in 1997. However, we may not succeed in obtaining any extension for the composition-of-matter patent, and we cannot guarantee that any of our patents will be found to be valid if their validity is challenged by a third party, or that these patents (or any other patent owned or licensed by us) would prevent a potential competitor from developing competing products or product formulations that avoid infringement.

    In the United States, the Orphan Drug Act provides incentives to drug manufacturers to develop and manufacture drugs for the treatment of rare disorders. The FDA has granted orphan drug status to PROVIGIL for its use in the treatment of excessive daytime sleepiness associated with narcolepsy. The grant of orphan drug status to PROVIGIL allows us a seven-year period of marketing exclusivity for the product in that indication. While the marketing exclusivity provided by the orphan drug law should prevent other sponsors from obtaining approval of the same compound for the same indication (unless the other sponsor can demonstrate clinical superiority or Cephalon is unable to provide or obtain adequate supplies of PROVIGIL), it would not prevent approval of the compound for other indications that otherwise are non-exclusive, nor approval of other kinds of compounds for the same indication.

    Manufacturing, supply and distribution problems could create supply disruptions that would damage commercial prospects for PROVIGIL.

    We depend upon Laboratoire L. Lafon as our sole supplier of bulk modafinil compound, the active drug substance contained in PROVIGIL. Moreover, we depend upon a single manufacturer that is qualified to manufacture finished PROVIGIL for commercial purposes. We maintain an inventory of modafinil compound to protect against supply disruptions.

  Additionally, a non-active ingredient used in PROVIGIL is no longer manufactured or commercially available. At anticipated levels of demand, we have several years supply of such ingredient. We have prepared a new formulation of PROVIGIL that would not include the now unavailable ingredient, and could enable us to qualify additional tablet manufacturers with regulatory authorities. However, the introduction of any such new formulation requires that we establish that the new formulation is bioequivalent to the current one, and also requires regulatory approval. If we are unable to develop and obtain approval for a new formulation, or if demand for the product were to exceed expectations, we could face supply disruptions that would result in significant costs and delays, undermine goodwill established with physicians and patients, and damage commercial prospects for PROVIGIL.

  We must comply with all applicable regulatory requirements of the FDA and foreign authorities, including current Good Manufacturing Practice regulations, or cGMP. The facilities used to manufacture, store and distribute our products are subject to inspection by the FDA and other regulatory authorities at any time to determine compliance with cGMP regulations and other regulatory requirements. The cGMP regulations are complex, and failure to be in compliance could lead to remedial action, civil and criminal penalties and delays in production of material.

  We rely on several third parties in the United States to formulate, tablet, package, distribute, provide customer service activities and accept and process returns. Although we employ a small number of persons to coordinate and manage the activities undertaken by these third parties, we have relatively limited experience in this regard. Any disruption in these activities could impede our ability to sell PROVIGIL and could reduce sales revenue.

If we are unable to maintain certain cash balances under the terms of our revenue-sharing notes, holders of our revenue-sharing notes have the right to an increased royalty percentage, which will increase our royalty expense, and may have the right to accelerate the notes and foreclose on the security, which will result in the loss of our rights to PROVIGIL.

  The notes contain a number of covenants, including a requirement to maintain cash, cash equivalent and investment balances of $40,000,000 through December 31, 1999 and $30,000,000 through February 2002 or as long as the principal remains outstanding. This requirement to maintain cash and investment balances may limit our flexibility to use our cash resources for other corporate purposes. The notes are secured by our licenses, patents and FDA rights relating to PROVIGIL. The notes also require us to pay a royalty of 6% on net United States PROVIGIL sales for 5 years, which we may reduce to 4 years under certain circumstances. If we fail to maintain the required cash and investment balances, the holders of the notes can declare a default and increase the royalty percentage to 25% of net United States PROVIGIL sales and, if the default is not cured within one year, can accelerate the due date of the notes and foreclose on the security. The holders of the notes can also foreclose on the security if we fail to pay principal and interest when due or violate certain other covenants.

Our sales of PROVIGIL and financial results will fluctuate and these fluctuations may adversely affect our stock price.

  A number of the analysts and investors who follow our stock have developed models to attempt to forecast future PROVIGIL sales and have established expectations based upon those models. Forecasting revenue is difficult, especially when there is little commercial history and when market acceptance of the product is uncertain. Forecasting is further complicated by the difficulties in estimating stocking levels at pharmaceutical wholesalers and at retail pharmacies and in estimating potential product returns. As a result it is likely that there will be significant fluctuations in quarterly revenues, which may not meet with market expectations and which may adversely affect our stock price. Other factors which may cause our quarterly financial results to fluctuate include the level and timing of PROVIGIL sales to wholesalers and end-users, product returns, cost of PROVIGIL sales, achievement and timing of research and development milestones, contract and co-promotion revenues, cost and timing of clinical trials, marketing and other expenses and manufacturing or supply disruption.

The results and timing of future clinical trials cannot be predicted and future setbacks may materially affect our business.

  We or our collaborators must demonstrate through preclinical testing and clinical trials that the product candidate is safe and efficacious. The results from preclinical testing and early clinical trials may not be predictive of results obtained in subsequent clinical trials, and we cannot be sure that we or our collaborators' clinical trials will demonstrate the safety and efficacy necessary to obtain regulatory approval for any product candidates. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. In addition, certain clinical trials are conducted with patients having the most advanced stages of disease. During the course of treatment, these patients often die or suffer other adverse medical effects for reasons that may not be related to the pharmaceutical agent being tested. Such events can adversely affect the statistical analysis of clinical trial results.

  The completion of clinical trials of our product candidates may be delayed by many factors. One such factor is the rate of enrollment of patients and neither we nor our collaborators can control the rate at which patients present themselves for enrollment, and we cannot be sure that the rate of patient enrollment will be consistent with our expectations or be sufficient to enable clinical trials of our product candidates to be completed in a timely manner. Any significant delays in, or termination of, clinical trials of our product candidates may have a material adverse effect on our business.

  We cannot be sure that we or our collaborators will be permitted by regulatory authorities to undertake additional clinical trials for any of our product candidates, or that if such trials are conducted, any of our product candidates will prove to be safe and efficacious or will receive regulatory approvals. Any delays in or termination of our or our collaborator's clinical trial efforts may have a material adverse effect on our business.

We anticipate we will incur continued losses for the next several years.

  To date, we have not been profitable. At June 30, 1999, our accumulated deficit was approximately $305 million. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from selling, general and administrative costs associated with our operations. We expect to continue to incur significant losses for the next several years.

  We cannot be sure that we will ever achieve product revenues from PROVIGIL or from any of our other product candidates sufficient for us to obtain profitability. We cannot be sure that we or our collaborators will obtain required regulatory approvals, or successfully develop, commercialize, manufacture and market any product candidates.

Our research and development activities may not result in any additional pharmaceutical products, which may adversely affect our business.

  We are highly focused on the research and development of potential pharmaceutical products. These activities include engaging in discovery research and process development, conducting preclinical and clinical studies, and seeking regulatory approval in the United States and abroad. In all of these areas, we have relatively limited resources and compete against major multinational pharmaceutical companies. Moreover, even if we undertake these activities in an effective and efficient manner, regulatory approval for the sale of new pharmaceutical products remains highly uncertain since, in our industry, the majority of compounds fail to enter clinical studies and the majority of therapeutic candidates entering clinical studies fail to be commercialized.

Our research and development and marketing efforts are highly dependent on corporate collaborators who may not devote sufficient time, resources and attention to our programs, which may adversely impact our efforts to develop and market potential products.

  Because we have limited resources, we have entered into a number of agreements with other pharmaceutical companies. These agreements may call for our partner to control:

     . the supply of bulk or formulated drugs for commercial use or for use in clinical trials;

     .    the design and execution of clinical studies;

     .    the process of obtaining regulatory approval to market the product;
          and

     .    the marketing and selling of any approved product.

  In each of these areas, our partners may not support fully our research and commercial interests since our program may well compete for time, attention and resources with the internal programs of our corporate collaborators. As such, we cannot be sure that our corporate collaborators will share our perspectives on the relative importance of our program, that they will commit sufficient resources to our program to move it forward effectively, or that the program will advance as rapidly as it might if we had retained complete control of all research, development, regulatory and commercialization decisions. For example, we rely on several of these collaborators for the production of compounds and the manufacture and supply of pharmaceutical products. One of them, Kyowa Hakko, has informed us that they will not be able to meet our increased requirements of the compound used in our signal transduction modulator program beyond the year 2000. We are in discussions with alternative manufacturers and Kyowa Hakko is working with us to transfer technology to a third party. We cannot be certain that a new manufacturer will be able to manufacture such compounds or products in sufficient quantities, at reasonable prices, and in accordance with cGMP requirements established by the FDA and other regulatory authorities.

We experience intense competition in our fields of interest, which may adversely affect our business.

  Large and small companies, academic institutions, governmental agencies, and other public and private research organizations will continue to conduct research, seek patent protection, and establish collaborative arrangements for product development. Products developed by any of these entities may compete directly with those we develop or sell. Many of these companies and institutions have substantially greater capital resources, research and development staffs and facilities than us, and substantially greater experience in conducting clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. These entities represent significant competition for us. In addition, competitors who are developing products for the treatment of neurological or oncological disorders might succeed in developing technologies and products that are more effective than any that we develop or sell or that would render our technology and products obsolete or noncompetitive. Competition and innovation from these or other sources potentially could materially adversely affect any sales of products that might be developed or are currently being sold by us or make them obsolete. Advances in current treatment methods may also adversely affect the market for such products. The approval and introduction of therapeutic products that compete with compounds being developed by us could also adversely affect our ability to attract and maintain patients in clinical studies for the same indication or otherwise successfully complete our clinical studies.

We may not be able to obtain adequate patent protection either in the United States or abroad, which could impact our ability to compete effectively.

  We place considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. We intend to file applications for patents covering the composition of matter or uses of our drug candidates or our proprietary processes. We also rely on trade secrets, know-how and continuing technological advancements to support our competitive position. Although we have entered into confidentiality and invention rights agreements with our employees, consultants, advisors and collaborators, we cannot be sure that such agreements will be honored or that we will be able to effectively protect our rights to our unpatented trade secrets and know-how. Moreover, we cannot be sure that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how. In addition, many of our scientific and management personnel have been recruited from other biotechnology and pharmaceutical companies where they were conducting research in areas similar to those that we now pursue. As a result, we could be subject to allegations of trade secret violations and other claims.

  In addition, we could incur substantial costs in defending any patent infringement suits or in asserting any patent rights, including those licensed to us by third parties, and in defending suits against us or our employees relating to ownership of or rights to intellectual property. Such disputes could substantially delay our drug development or commercialization. The U.S. Patent and Trademark Office or a private party could institute an interference proceeding involving us in connection with one or more of our patents or patent applications. Such proceedings could result in an adverse decision as to priority of invention, in which case we would not be entitled to a patent on the invention at issue in the interference proceeding. The PTO or a private party could also institute reexamination proceedings involving us in connection with one or more of our patents, and such proceedings could result in an adverse decision as to the validity or scope of the patents.

We are involved in a number of legal proceedings that, if adversely adjudicated or settled, could materially impact our financial condition.

  Cephalon, a current director and officer, and a former officer, have been named as defendants in a number of civil actions filed in the U.S. District Court for the Eastern District of Pennsylvania, all of which have been consolidated into a single class action. The plaintiff class is comprised of those persons and entities who purchased Cephalon common stock, or traded in options to buy or sell Cephalon common stock, during the period June 12, 1995 through and including June 7, 1996. Plaintiffs seek to hold defendants liable for stock trading losses that stem from alleged violations of the U.S. securities laws and alleged common law negligent misrepresentation. More specifically, plaintiffs have alleged that statements made by Cephalon and the named defendants relating to the results of certain clinical studies of MYOTROPHIN were misleading. We have vigorously defended this lawsuit and believe that there are valid defenses against the claims, but the defense of the action is expensive, and the costs of this defense will reduce the amount of insurance coverage that might otherwise be available to satisfy claims. Therefore, on June 4, 1999, Cephalon entered into a Stipulation of Settlement providing that the plaintiffs would receive a total of $17,000,000 in full settlement of this action, inclusive of attorneys fees and expenses. Of this amount, $7,500,000 will be paid by our directors' and officers' liability insurance carriers; the remaining $9,500,000 will be paid by Cephalon. We have incurred charges to earnings in prior reporting periods sufficient to cover the costs of the proposed settlement. On July 30, 1999, the Court entered an order approving the settlement and a judgment of dismissal with prejudice, dismissing all claims against the defendants. This order will become final on August 30, 1999, unless one or more of the parties files an appeal. In addition, a further complaint has been filed with the Court alleging that Cephalon is liable under common law for misrepresentations concerning the results of the MYOTROPHIN clinical trials, and that Cephalon and certain of its current and former officers and directors are liable for the actions of persons who allegedly traded in Cephalon common stock on the basis of material inside information. We believe that we have valid defenses to all claims raised in this action and we have filed a motion to dismiss these claims which is pending with the Court. Moreover, even if there is a judgment against us, we do not believe it will have a material adverse effect on our financial condition or results of operations.

  Due to our involvement in co-promoting STADOL NS, a product of Bristol-Myers, we are a co-defendant in a product liability action brought against Bristol-Myers. Although we cannot predict with certainty the outcome of this litigation, we believe that any expenses or damages that we may incur will be paid by Bristol-Myers under the indemnification provisions of our co-promotion agreement. As such, we do not believe that this action will have a material effect on our financial condition or results of operations.

We face significant product liability risks, which may result in claims being filed against us or otherwise may have a negative effect on our financial performance.

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

We may never obtain approval to market MYOTROPHIN, it may not be cost-effective to pursue MYOTROPHIN for other indications, and therefore we may never derive revenue from MYOTROPHIN.

  Cephalon and Chiron have withdrawn the joint marketing authorization application for MYOTROPHIN in Europe for the treatment of ALS. We made this decision because of comments we received from the European reviewer of the application concerning the results of our two pivotal ALS studies. These comments led us to believe that the reviewer would not approve our application. The withdrawal of our marketing authorization application for MYOTROPHIN in Europe may negatively affect the FDA approval process for MYOTROPHIN in the United States.

  In May 1998, the FDA issued a letter stating that the NDA application submitted jointly by Cephalon and Chiron to market MYOTROPHIN in the United States for the treatment of ALS was "potentially approvable," contingent, however, upon the submission of additional information from ongoing clinical studies that demonstrates to the satisfaction of the FDA that MYOTROPHIN is effective in the treatment of ALS. Cephalon and Chiron have had discussions with the FDA regarding safety and efficacy data and have submitted information from the ongoing Treatment Investigational New Drug program. The T-IND program is a compassionate use program that is neither placebo-controlled nor blinded, and therefore is not designed to produce evidence of efficacy. We are not planning to submit additional data to the FDA at this time. The study of MYOTROPHIN in ALS patients being conducted by Kyowa Hakko in Japan is not under our control. Results from that study may be available in late 1999 but may not satisfy the FDA's request for additional information. The prospects for regulatory approval of MYOTROPHIN continue to be very uncertain in the United States. We will continue to evaluate the prospects of receiving regulatory approval and, based on communications with the FDA, may determine to withdraw the new drug application.

  If the information submitted to the FDA to date does not prove to be sufficient for approval, a new study would be necessary, which would be expensive and would take years to complete. We are not sure whether the potential profits from sales of MYOTROPHIN would make an additional study cost-effective to conduct. Even if an additional study were conducted, the results of a new study may not be sufficient to obtain regulatory approval. If MYOTROPHIN were not approved for ALS, we are not sure it would be cost-effective to pursue MYOTROPHIN for any other indication.

The value of our common stock may fluctuate significantly due to the volatility of its market price and trading volume and exercise of outstanding warrants.

  The market price and trading volume of shares of our common stock are volatile, and we expect it to continue to be volatile for the foreseeable future. For example, during the 52 weeks prior to August 9, 1999, our common stock traded at a high price of $19.44 and a low price of $3.88. Negative announcements (such as adverse regulatory decisions, disputes concerning patent or other proprietary rights, or operating results that fall below the market's expectations) could trigger significant declines in the price of our common stock. In addition, news concerning certain external events, such as that concerning our competitors or changes in government regulations that may impact the biotechnology or pharmaceutical industries, also could affect the price of our common stock.

  In addition, as of June 30, 1999, warrants to purchase 2,022,690 shares of common stock were held by investors in Cephalon Clinical Partners, L.P. These warrants expire on August 31, 1999 and have an exercise price ranging from $11.77 to $13.82 per share. To the extent these warrants are exercised, it may cause increased volatility in the price of our common stock, which may have an adverse effect on the price of our common stock.

Our dependence on key executives and scientists could impact the development and management of our business.

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

We may be required to incur significant costs to comply with environmental laws and regulations and our compliance may limit any future profitability.

  Our research and development activities involve the controlled use of hazardous, infectious and radioactive materials that could be hazardous to human health, safety or the environment. We store these materials and various wastes resulting from their use at our facility pending ultimate use and disposal. We are subject to a variety of federal, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these materials and wastes resulting from their use, and we may be required to incur significant costs to comply with both existing and future environmental laws and regulations.

  We believe that although our safety procedures for handling and disposing of these materials comply with federal, state and local laws and regulations, the risk of accidental injury or contamination from these materials cannot be entirely eliminated. In the event of an accident, we could be held liable for any resulting damages.

The Year 2000 issue may cause compliance failure and service interruptions in our business or operations if certain of our suppliers or vendors are unable to become Year 2000 compliant which may cause us to incur additional expense.

  The "Year 2000 Issue" is typically the result of software and firmware being written using two digits rather than four to define the applicable year. If our software and firmware with date-sensitive functions are not Year 2000 compliant, these systems may recognize a date using "00" as the year 1900 rather than the year 2000.

  We have completed minor modifications to our computer systems and at this time we do not expect the Year 2000 Issue to pose a significant internal operational problem. However, we cannot be sure that the systems of other companies on which we rely will be compliant on or before January 1, 2000 and will not have an adverse effect on our operations. We have initiated formal communication with significant suppliers and third party vendors to determine the extent to which our operations are vulnerable to those third parties' failure to remediate their own Year 2000 hardware and software issues. Significant suppliers or third party vendors that are unable to become Year 2000 compliant could adversely affect our business or operations. We are also vulnerable to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. We have not yet fully developed a comprehensive contingency plan addressing situations that may result if we are unable to achieve Year 2000 readiness of our critical operations.

Anti-takeover provisions may deter a third party from acquiring Cephalon, limiting our stockholders' ability to profit from such a transaction.


  We are subject to the anti-takeover provisions of Section 203 of the Delaware Corporation Law, which prohibits us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person becomes an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 could have the effect of delaying or preventing a change of control of Cephalon. We also have adopted a "poison pill" rights plan that will dilute the stock ownership of an acquiror of our stock upon the occurrence of certain events.
Section 203, the rights plan, and the provisions of our certificate of incorporation, our bylaws and Delaware corporate law, may have the effect of deterring hostile takeovers or delaying or preventing changes in control of our management, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

You should not expect to receive dividends on our common stock.

  We have not paid cash dividends on our common stock and we do not expect to do so in the foreseeable future.


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

Liquidity and Capital Resources

  Cash, cash equivalents, and investments at June 30, 1999 were $85,555,000, representing 73% of total assets, and at December 31, 1998 were $67,346,000, representing 71% of total assets. Cash equivalents and investments consisted primarily of short to intermediate-term corporate obligations, overnight investments that are backed by collateral in the form of government securities with a value equal to at least 102% of such investments and short to intermediate-term obligations of the United States government.

  The following is a summary of selected cash flow information for each of the six months ended June 30:

                                                                            1999                 1998
                                                                            ----                -----
Net cash used for operating activities.....................             $(25,778,000)        $(26,922,000)
Net cash (used for) provided by investing activities.......              (12,334,000)          36,704,000
Net cash provided by (used for) financing activities.......               44,030,000             (308,000)

 Net Cash Used for Operating Activities

 --Operating Cash Inflows

  The following is a summary of the major sources of cash receipts reflected in net cash used for operating activities:

                                                                        Six Months
                                                                      Ended June 30,
                                                                      --------------
                                                                  1999            1998
                                                                  ----            ----
     PROVIGIL sales.....................................     $9,002,000        $       --
     TAP Holdings.......................................      3,727,000         4,584,000
     Lundbeck...........................................      2,400,000                --
     Bristol-Myers Squibb...............................        683,000           503,000
     Chiron.............................................             --         1,962,000
     Medtronic..........................................        543,000           958,000
     Interest...........................................      1,998,000         3,279,000


  Sales of PROVIGIL commenced in the United Kingdom in March 1998 and in the United States and the Republic of Ireland in February 1999.

  We have a research and development collaboration with TAP Holdings Inc. to develop and commercialize certain compounds for the treatment of human cancers and prostate disorders in the United States. Under the terms of the agreement, we perform research and preclinical development of these compounds for which we are compensated quarterly by TAP, based on a contract rate per individual assigned to the program for that quarter and reimbursement of certain external costs, all subject to annual budgetary maximums. At June 30, 1999, $1,534,000 was receivable from TAP.

  In May 1999, we entered into a collaborative agreement with H. Lundbeck A/S to discover, develop and market products to treat neurodegenerative diseases, such as Parkinson's disease and Alzheimer's disease. Initially, the program will seek to advance our product candidate, CEP-1347, into clinical development for the treatment of Parkinson's disease. Lundbeck will compensate us for our research efforts and will share in joint development costs of CEP-1347 and any other molecules that emerge from the research program. Lundbeck will obtain Cephalon's commercial rights in Europe and certain other territories, and will pay us a royalty on sales in those territories. Cephalon will retain exclusive rights in the United States. The payment received from Lundbeck in the six months ended June 30, 1999 represents a license fee. At June 30, 1999, $1,413,000 was receivable from Lundbeck for our research and development efforts.

  We market STADOL NS(R) (butorphanol tartrate) Nasal Spray for Bristol-Myers Squibb to neurologists in the United States. Pursuant to our agreement, we receive quarterly payments equal to a percentage of total STADOL NS sales attributed to prescriptions written by neurologists which exceeds a predetermined base amount. The payment received from BMS in the six months ended June 30, 1999, represents payment earned for fourth quarter 1998 co-promotion activity while the payment in the six months ended June 30, 1998 represents payment earned for first quarter 1998 co-promotion activity. At June 30, 1999, $1,000,000 was receivable from BMS.

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

  Under an April 1997 agreement with Medtronic, Inc., we were co-promoting Intrathecal Baclofen Therapy (ITB(TM)) to neurologists and physiatrists in the United States for the treatment of intractable spasticity. The agreement with Medtronic terminated pursuant to its terms on April 29, 1999. At June 30, 1999, $470,000 was receivable from Medtronic.

  The decrease in interest received in 1999 compared to 1998 was primarily due to lower average investment balances.

  Operating Cash Outflows

  Cash used in operating activities in the six months ended June 30, 1999 increased as a result of increased expenditures associated with the commercial launch of PROVIGIL in the United States, clinical studies of PROVIGIL and the purchase of PROVIGIL inventory.

 --Cash and Funding Requirements Outlook

  As of June 30, 1999, we believe that our cash and investment balance will be adequate to fund the then-current level of operations for at least twelve months. We expect cash flow from operating activities to continue to be negative for the next several years.

  Although we initiated sales of PROVIGIL in the United States in February 1999, it may be at least several years, if ever, before sales from PROVIGIL will provide enough funds to generate cash inflows in excess of the present level of cash outflows from operations. In addition to the uncertainty surrounding the degree of market acceptance for a recently introduced product, factors such as competition, the effectiveness of our sales and marketing efforts and our ability to demonstrate the utility of PROVIGIL in disorders other than narcolepsy will all have a significant impact on PROVIGIL sales. These factors are not predictable at this point in time.

  Cash inflows also include receipts from our collaborative research and development agreements and from co-promotion agreements. The continuation of funding under the agreement with TAP is subject to the achievement of certain development milestones and periodic review by TAP and may be terminated without cause with prior notice. In May 1999, we entered into a collaborative agreement with H. Lundbeck A/S to discover, develop and market products to treat neurodegenerative diseases. Under this agreement, Lundbeck will compensate us for our research efforts and will share in joint development costs. The level of potential payments to be received from Bristol-Myers is subject to a number of uncertainties related to product sales, including competition from new and existing products. After we receive payment for our outstanding receivable with Medtronic at June 30, 1999, we will not receive any further payments due to the termination of this agreement in April 1999. Under our June 1999 marketing and development agreement with Abbott Laboratories, we are to receive quarterly payments based on a percentage of sales achieved in the United States of Gabitril(R) (tiagabine hydrochloride) which exceeds contractually established thresholds.

   We expect our cash requirements for PROVIGIL to increase for the next several years due to efforts associated with the commercial launch of PROVIGIL in the United States, including building PROVIGIL inventory and conducting clinical studies of PROVIGIL in disorders other than narcolepsy. Additionally, we expect to continue to expend substantial funds on research and development activities for our other products in development. We may seek sources of funding for these research programs through collaborative arrangements with third parties. If additional funds are unavailable, we may have to reduce our present level of spending which may involve curtailing or restructuring some of our programs. Under our collaboration with Abbott, we are obligated to fund marketing and clinical trial activities for GABITRIL. Additionally, in connection with the settlement of our securities litigation, we expect to pay the plaintiffs $9,500,000 in September 1999.

  We will require additional funds to continue our operations at their current level, continue to meet all of our minimum cash balance requirements pursuant to our debt agreements and pay the revenue-sharing notes at maturity. On August 13, 1999, we announced that we had entered into a purchase agreement providing for the sale, to certain initial purchasers, of 2,000,000 share of convertible exchangeable preferred stock at $50 per share in a private offering to certain institutional investors. If the transaction closes as expected on August 18, 1999, we believe that we will have sufficient funds to support our operations for at least the next several years. However, we may still obtain additional funding through debt and/or equity financings, collaborative arrangements or through other financing vehicles.

 Net Cash (Used for) Provided by Investing Activities

  The following is a summary of net cash (used for) provided by investing activities:

                                                                             Six Months
                                                                           Ended June 30,
                                                                           --------------
                                                                         1999            1998
                                                                         ----            ----
Purchases of property and equipment.......................        $    (43,000)        $  (504,000)
Sales and maturities (purchases) of investments, net......         (12,291,000)         37,208,000
                                                                  ------------         -----------
  Net cash (used for) provided by investing activities....        $(12,334,000)        $36,704,000
                                                                  ============         ===========

  Sales and maturities of investments represent the liquidation of investments. Purchases of investments represent the accumulation of investments.

 Net Cash Provided by (Used for) Financing Activities

  The following is a summary of net cash provided by (used for) financing activities:

                                                                                Six Months
                                                                              Ended June 30,
                                                                        1999               1998
                                                                        ----               ----
Proceeds from sales of common stock and warrants................       $12,000,000       $      --
Proceeds from exercises of common stock options and warrants....         2,906,000         391,000
Proceeds from issuance of long-term debt........................        30,000,000              --
Principal payments on long-term debt............................          (876,000)       (699,000)
                                                                       -----------       ---------
  Net cash provided by (used for) financing activities..........       $44,030,000       $(308,000)
                                                                       ===========       =========

  In connection with the May 1999 collaborative agreement, Lundbeck purchased 1,000,000 shares of Cephalon's common stock at a price of $12.00 per share, which was the average market price for the five trading days prior to the closing of the agreement.

  The extent and timing of future warrant and option exercises, if any, are primarily dependent upon the market price of Cephalon's common stock and general financial market conditions, as well as the exercise prices and expiration dates of the warrants and options. At June 30, 1999, investors associated with Cephalon Clinical Partners, L.P. held warrants to purchase 2,022,690 shares of common stock. These warrants expire on August 31, 1999 and have an exercise price ranging from $11.77 to $13.82 per share.

  Proceeds from the issuance of long-term debt in the six months ended June 30, 1999 consists of a private placement of $30,000,000 of revenue-sharing notes.

  For all periods presented, principal payments on long-term debt include payments on mortgage loans and payments on capital lease obligations.

Commitments and Contingencies

 --Related Party

  Cephalon Clinical Partners, L.P., or CCP, granted us an exclusive license to manufacture and market MYOTROPHIN within the United States, Canada and Europe in return for royalty payments equal to 10.1% of MYOTROPHIN sales and a milestone payment of approximately $16,000,000 that we must make if MYOTROPHIN receives regulatory approval in the United States or certain other countries. We have the option to pay the milestone payment in cash, common stock, or a combination thereof.

  We have a contractual option to purchase all of the limited partnership interests in CCP in specified circumstances following the initiation of commercial sales, if any, of MYOTROPHIN. To exercise the purchase option, we are required to make an advance payment of $40,275,000 in cash or, at our election, $42,369,000 in shares of our common stock, valued at the market price at the time we exercise the purchase option, or a combination thereof. In addition to the advance payment, the exercise of the purchase option requires us to make royalty payments to the former limited partners for a period of eleven years after exercise at a royalty rate of 10.1% (subject to reduction under certain circumstances) of MYOTROPHIN sales in the United States, Canada and Europe. If we do not exercise the purchase option prior to its expiration date, the license will terminate and all development and marketing rights to MYOTROPHIN in the United States, Canada and Europe would revert to CCP, which may commercialize MYOTROPHIN itself or license or assign its rights to a third party. We would not receive any benefits from any such commercialization, license or assignment of rights.

  We are performing the development and clinical testing of MYOTROPHIN on behalf of CCP and our costs incurred to develop MYOTROPHIN in the Territory were reimbursed by CCP to the extent of its available funds. Late in 1995, CCP depleted all of its available funding and has not provided any further funding of MYOTROPHIN development costs. The amount of additional funding required for further development is determined by CCP's general partner in advance of each quarter, and each quarter, we have the right, but not the obligation, to contribute such funds. If we decide to discontinue funding of the MYOTROPHIN program, the purchase option and license will terminate and commercialization rights to MYOTROPHIN will revert back to CCP.

  The January 1994 collaboration between Cephalon and Chiron is subject to the rights of the CCP. We are solely responsible for making any royalty and milestone payments owed to CCP and for funding any exercises of the purchase option.

  The general partner of CCP is a wholly-owned subsidiary of Cephalon, which owns 1% of CCP.

 --Legal Proceedings

  On June 4, 1999, Cephalon entered into an agreement to settle an action stemming from allegations that statements made about the results of certain clinical studies of MYOTROPHIN were misleading; a further complaint has been filed with the Court alleging liability under common law for misrepresentations relating to these same studies and for failing to prevent certain non-employees from trading in Cephalon common stock on the basis of material inside information. In a separate matter, due to our involvement in promoting STADOL NS, a product of Bristol-Myers Squibb Company, we are a co-defendant in a product liability action brought against BMS. See "Certain Risks Related to Cephalon's Business."

Results of Operations

     This section should be read in conjunction with the more detailed discussion under "Liquidity and Capital Resources."

     The following is a summary of revenues and expenses:

                                                               Three Months                          Six Months
                                                              Ended June 30,                        Ended June 30,
                                                              --------------                        --------------
                                                                                 %                                     %
                                                                                 -                                     -
                                                       1999         1998       change        1999         1998       change
                                                   ------------  -----------  ---------  ------------  -----------  ---------
Product sales - PROVIGIL.........................  $ 5,522,000   $   172,000      3110%  $ 7,252,000   $   231,000      3039%
Other revenues...................................    5,227,000     3,240,000        61     7,727,000     6,749,000        14
Cost of product sales - PROVIGIL.................      651,000            --        --       839,000            --        --
Research and development expenses................   10,180,000    10,353,000        (2)   20,152,000    22,327,000       (10)
Selling, general and administrative expenses.....   10,166,000     6,727,000        51    23,780,000    13,896,000        71
Interest (expense) income, net...................   (1,253,000)    1,053,000      (219)   (1,650,000)    1,969,000      (184)


     Sales of PROVIGIL were initiated in the United Kingdom in March 1998 and the United States and Republic of Ireland in February 1999. Product sales are recognized upon shipment of product and are recorded net of reserves for returns and allowances. The reserve for product returns is derived by utilizing reports obtained from external, independent sources, NDC Health Information, IMS Health and a sample of wholesalers, which provide prescription data, wholesaler stocking levels and wholesaler sales to retail pharmacies. From this data, we estimate retail pharmacy stocking levels. This data is reviewed to monitor product movement through the supply chain to identify slow moving product that is more likely to be returned. The reserves are reviewed at each reporting period and adjusted to reflect data available at that time. Any changes in the reserve will result in changes in the amount of revenue recognized in the period (i.e. a decrease in the reserve will result in an increase in revenue).

     Our methodology described above has resulted in the recognition of revenue for only product that we believe was prescribed, including refills. We believe this approach is appropriate given that: (i) PROVIGIL is a new product and we have limited sales, product return and collection history; (ii) at this time we are not able to reasonably estimate market penetration during launch; (iii) to date, returns have been limited, however, product may be returned for credit for up to 18 months from shipment; (iv) to date, reorders at retail pharmacies have been modest; and, (v) customers received extended payment terms for their initial orders. At each reporting period, we intend to continue to monitor inventory levels at the wholesalers and retail pharmacies, as well as reorder history. Should this information indicate a steady stream of the product moving through the supply chain, which would indicate that returns are less likely to occur, the product reserve balance would be reduced, resulting in the recognition of additional revenue.

     For the three and six months ended June 30, 1999, cost of product sales was 12% of sales and consisted primarily of royalties due to Lafon. This is not indicative of future expectations. Prior to FDA approval of PROVIGIL in December 1998, we recorded the costs of producing PROVIGIL as research and development expense in accordance with Statement of Financial Accounting Standards No. 2 "Accounting for Research and Development Costs." For the six months ended June 30, 1999, approximately $1,463,000 of inventory costs were excluded from sales. As of June 30, 1999, Cephalon maintained approximately $2,509,000 of inventory on hand that was previously charged to research and development expense. Once this inventory has been sold, we expect cost of product sales to be between 21% and 26% of sales.

Three months ended June 30, 1999 compared to the three months ended June 30,
1998

     For the three months ended June 30, 1999, shipments of PROVIGIL to customers were $6,494,000. The return and allowance balance at June 30, 1999 increased by $972,000, resulting in product sales of $5,522,000 for the three months ended June 30, 1999.

     Other revenues increased in the three months ended June 30, 1999 from the 1998 period due primarily to $2,750,000 in revenue recognized under the initiation of a collaborative agreement with Lundbeck A/S in May 1999 and from an increase in revenue recognized from Kyowa Hakko due to the reimbursement of clinical supplies produced for the MYOTROPHIN clinical studies being conducted by Kyowa Hakko in Japan. These increases were partially offset by decreases in revenue from Chiron and Medtronic.

     For the three months ended June 30, 1999, research and development expenses decreased slightly from the same 1998 period due primarily to the recording in 1998 of certain license fees and from a decrease in efforts associated with the MYOTROPHIN program. These reductions were partially offset by an increase in clinical trial expenditures in 1999 associated with the PROVIGIL program.

     The increase in the selling, general and administrative area for the three months ended June 30, 1999 as compared to the corresponding 1998 period was due primarily to marketing expenses associated with the commercial launch of PROVIGIL and an increase in the size of our sales force to fully support both PROVIGIL and our collaboration with Abbott to market and further develop GABITRIL.

     The decrease in net interest income is primarily due to lower average investment balances and the recognition of interest expense related to the revenue-sharing notes, consisting of 11% of the principal of the notes, 6% of net PROVIGIL sales in the United States payable to the holders of the notes and amortization of warrant valuation and debt issuance costs.

Six months ended June 30, 1999 compared to six months ended June 30, 1998

     For the six months ended June 30, 1999, shipments to customers were $12,282,000. The return and allowance balance at June 30, 1999 was $5,030,000, resulting in product sales of $7,252,000 for the six months ended June 30, 1999.

     Other revenues increased in the 1999 period from the 1998 period due primarily to $2,750,000 in revenue recognized under the initiation of a collaborative agreement with Lundbeck A/S in May 1999 and from an increase in revenue recognized from Kyowa Hakko due to the reimbursement of clinical supplies produced for the MYOTROPHIN clinical studies being conducted by Kyowa Hakko in Japan. These increases were partially offset by decreases in revenue from TAP, Chiron and Medtronic.

     For the six months ended June 30, 1999, research and development expenses decreased from the same 1998 period because 1998 includes expenses for PROVIGIL license fees and the purchase of bulk modafinil, the active drug substance in PROVIGIL. These decreases were partially offset by increased PROVIGIL clinical trial expenditures in 1999.

     The increase in the selling, general and administrative area for the six months ended June 30, 1999 as compared to the corresponding 1998 period was due principally to marketing expenses associated with the commercial launch of PROVIGIL, an increase in the size of our sales force to fully support both PROVIGIL and our collaboration with Abbott to market and further develop GABITRIL and the recording of a $4,300,000 provision related to our securities litigation.

     The decrease in net interest income is primarily due to lower average investment balances and the recognition of interest expense related to the revenue-sharing notes.

Results of operations outlook

     We expect to continue to incur operating losses unless and until product sales exceed operating expenses. We expect that sales of PROVIGIL may be limited since we can only market the product to treat excessive daytime sleepiness associated with narcolepsy. We may never be able to achieve profitability solely through sales of PROVIGIL.

     Other revenues include revenue recognized under collaborative research and development agreements and co-promotion agreements. The continuation of any of these agreements is subject to the achievement of certain milestones and to periodic review by the parties involved. We will not record any revenue from Chiron in 1999 because Chiron and the Company have agreed to fund their own MYOTROPHIN related expenses. The level of revenue to be recognized from Bristol-Myers is subject to a number of uncertainties related to product sales, including competition from new and existing products. We will not record any further revenue from Medtronic due to the termination of this agreement in April 1999. Under our May 1999 collaborative agreement with Lundbeck to discover, develop and market products to treat neurodegenerative diseases, Lundbeck will compensate us for our research efforts and will share in joint development costs. Under our June 1999 marketing and development agreement with Abbott, we are to receive quarterly payments from Abbott based on a percentage of sales achieved in the United States of GABITRIL which exceed contractually established thresholds.

     We expect to continue to incur significant expenditures associated with marketing PROVIGIL and conducting clinical studies of PROVIGIL in disorders other than narcolepsy. Under the agreement with Abbott, we are obligated to fund marketing and clinical trial activities for GABITRIL. Additionally, we expect to continue to incur substantial expenses on research and development activities for our other products in development. We may seek sources of funding for these research and development programs through collaborative arrangements with third parties. We also expect interest expense to be higher in 1999 due to the revenue-sharing notes issued in February 1999. As of June 30, 1999, Cephalon had product returns and allowances of $5,030,000, which would result in $301,800 of additional interest expense associated with the revenue-sharing notes if such revenues are ultimately recognized.

     We expect to have significant fluctuations in quarterly results based primarily on the level and timing of:

     .    PROVIGIL sales;
     .    cost of PROVIGIL sales;
     .    contract and co-promotion revenues;
     .    and the occurrence of expenses.

     We do not believe that inflation has had a material impact on the results of our operations since our inception.

Subsequent Event

     On August 13, 1999, Cephalon, Inc. announced that it had entered into a purchase agreement providing for the sale, to certain initial purchasers, of 2,000,000 shares of convertible exchangeable preferred stock at $50 per share in a private offering to certain institutional investors; this transaction is expected to close August 18, 1999.

     We have granted the initial purchasers a 45-day option to purchase up to an additional 500,000 shares of the preferred stock. Dividends on the preferred stock will be cumulative at the annual rate of $3.625 per share. The preferred stock will be convertible into shares of our common stock at a conversion price of $17.92 per share, subject to adjustment in certain circumstances. The preferred stock will be exchangeable, at our option, into 7 1/4% convertible debentures which will also be convertible into shares of our common stock. The preferred stock and the debentures, if issued, will be redeemable by Cephalon at declining redemption prices commencing in August 2001.

     We intend to use the proceeds of the offering to fund the further development and marketing of PROVIGIL, preclinical and clinical development and other research and development activities, the settlement of legal proceedings, working capital, and other corporate purposes. We may also use a portion for acquisitions, although no such acquisitions are currently contemplated, or to prepay our revenue sharing-notes.

     The securities to be offered will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

     PART II - OTHER  INFORMATION
     ----------------------------

Item 4.  Submission of Matters to a Vote of Security-Holders:

     The following was voted upon at the annual meeting of stockholders of Cephalon, Inc. held in Frazer, Pennsylvania on May 21, 1999:

     I.   On the election of the following persons as directors:


                                              NUMBER OF VOTES
                                     -----------------------------------
                                            FOR             WITHHELD
                                            ---             --------
          Dr. Frank Baldino, Jr.           26,757,934       460,076
          William P. Egan                  26,759,966       458,044
          Dr. Robert J. Feeney             26,755,666       462,344
          Martyn D. Greenacre              26,757,218       460,792
          Kevin E. Moley                   26,755,866       462,144
          Bruce A. Peacock                 26,758,870       459,140
          Dr. Horst Witzel                 26,756,966       461,044


     II. To approve the amendment of the Company's Equity Compensation Program to increase the number of shares of common stock subject to the annual grants awarded under the plan from 3,500,000 to 4,700,000:


                      NUMBER OF VOTES
          -----------------------------------------
             FOR          AGAINST        ABSTAIN
             ---          -------        -------
          20,101,629      6,937,922      178,187

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

               Exhibit
               -------
                 No.                    Description of Exhibit
                 ---                    ----------------------
               *10.5(a) Supply Agreement, dated January 20, 1993, between Cephalon, Inc. and Laboratoire L. Lafon (Exhibit 10.1)(1).

               *10.5(b) License Agreement, dated January 20, 1993, between Cephalon, Inc. and Laboratoire L. Lafon (Exhibit 10.2)(1).

               *10.5(c) Trademark Agreement, dated January 20, 1993, between Cephalon, Inc. and Genelco S.A. (Exhibit 10.3)(1).

               *10.5(d) Amendment to License Agreement and Supply Agreement, dated July 21, 1993, between Cephalon, Inc. and Laboratoire L. Lafon (Exhibit 10.1)(2)(3).

               *10.5(e) Amendment to Trademark Agreement, dated July 21, 1993, between Cephalon, Inc. and Genelco S.A. (Exhibit 10.2)(3).

               *10.5(g) Amendment No. 4 to License Agreement and Supply Agreement dated August 23, 1995, between Cephalon, Inc. and Laboratoire L. Lafon (Exhibit 10.5(g))(4).

               Exhibit
               -------
                 No.     Description of Exhibit
                 ---     ----------------------

               *10.13 Marketing and Development Collaboration Agreement between Cephalon, Inc. and Abbott Laboratories Inc., dated June 10, 1999 (5).

               *10.14 Joint Research, Development and License Agreement between Cephalon, Inc. and H. Lundbeck A/S, dated May 28 1999 (5).

               *10.15 Amended and Restated Copromotion Agreement between Bristol-Meyers Squibb Company and Cephalon, Inc., dated January 1, 1999 (5).

     * Filed herewith.
     (1) Originally filed as an Exhibit to the Registration Statement on Form S-3 (Registration No. 33-58006) filed on February 8, 1993.
     (2) Originally filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
     (3) Originally filed as an Exhibit to the Registration Statement on Form S-3 (Registration No. 33-73896) filed on January 10, 1994.
     (4) Orignally filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
     (5) Portions of the Exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

    (b)   Reports on Form 8-K:

               During the quarter ended June 30, 1999, the Registrant filed a Current Report on Form 8-K on June 14, 1999 for the following events:

          (i) On June 1, 1999, Cephalon, Inc. announced that it has entered into a collaborative agreement with H. Lundbeck A/S to discover, develop and market products to treat neurodegenerative diseases.
          (ii) On June 7, 1999, Cephalon, Inc. announced that it has agreed to the terms of a proposed settlement of securities litigation filed in 1996 following the announcements of results of clinical studies of MYOTROPHIN(R) (mecasermin) Injection for the treatment of amyotrophic lateral sclerosis.
          (iii) On June 10, 1999, Cephalon, Inc. announced that it has entered into a collaborative agreement with Abbott Laboratories to market and further develop GABITRIL(R) (tiagabine hydrochloride), one of Abbott's anti-epileptic drugs, in the United States.
          (iv) On June 11, 1999, Cephalon, Inc. announced that Bruce A. Peacock, executive vice president and chief operating officer will leave the Company to become president and chief operating officer of Orthovita Inc. in Malvern, PA.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CEPHALON, INC.
                                         (Registrant)


August 16, 1999                   By /s/  Frank Baldino, Jr., Ph.D.
                                     ---------------------------------
                                     Frank Baldino, Jr., Ph.D.
                                     President, Chief Executive Officer and
                                     Director
                                    (Principal executive officer)



                                  By /s/  J. Kevin Buchi
                                     -----------------------
                                     J. Kevin Buchi
                                     Senior Vice President, Finance and Chief
                                     Financial Officer
                                    (Principal financial and accounting officer)