Form 10-Q
period 1999-09-30
CEPHALON INC
filed 1999-11-12
CIK 873364

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly Period Ended September 30, 1999
                                    ------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Transition Period from   to

Commission File Number  0-19119
                        -------

                                CEPHALON, INC.
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



                 Delaware                                       23-2484489
---------------------------------------------             ----------------------
(State Other Jurisdiction of Incorporation or                (I.R.S. Employer
               Organization)                              Identification Number)


145 Brandywine Parkway, West Chester, PA                           19380
------------------------------------------                ----------------------
 (Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, Including Area Code             (610) 344-0200
                                                          ----------------------


                                Not Applicable
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X    No
                                            ---       ---

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                   Outstanding as of November 8, 1999
     ----------------------------        ----------------------------------
     Common Stock, par value $.01                32,401,424 Shares


This Report Includes a Total of 28 Pages

                        CEPHALON, INC. and SUBSIDIARIES
                        -------------------------------


                                     INDEX
                                     -----


                                                                        Page No.
                                                                        --------

PART  I - FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

              Consolidated Balance Sheets -                                3
              September 30, 1999 and December 31, 1998

              Consolidated Statements of Operations -                      4
              Three and nine months ended September 30, 1999 and 1998

              Consolidated Statements of Cash Flows -                      5
              Nine months ended September 30, 1999 and 1998

              Notes to Consolidated Financial Statements                   6

     Item 2.  Management's Discussion and Analysis of                      11
              Financial Condition and Results of Operations

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                            27

     Item 2.  Changes in Securities and Use of Proceeds                    27

     Item 6.  Exhibits and Reports on Form 8-K                             27

SIGNATURES                                                                 28

                       CEPHALON, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Unaudited)


                                                                  September 30,      December 31,
                                                                      1999              1998
                                                                 ----------------   ----------------
           ASSETS
           ------

CURRENT ASSETS:
     Cash and cash equivalents                                      $33,483,000        $7,484,000
     Short-term investments                                         179,865,000        59,862,000
     Receivables, net                                                 3,432,000         3,887,000
     Inventory (Note 2)                                               3,724,000            38,000
     Other                                                            2,339,000         1,323,000
                                                                 ----------------   ----------------
          Total current assets                                      222,843,000        72,594,000

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization of $14,829,000 and $13,439,000       19,881,000        20,505,000
OTHER                                                                 3,142,000         1,574,000
                                                                 ----------------   ----------------
                                                                   $245,866,000       $94,673,000
                                                                 ================   ================

                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                $3,166,000        $3,558,000
     Accrued expenses                                                12,814,000        13,298,000
     Current portion of long-term debt                                1,844,000         1,624,000
                                                                 ----------------   ----------------
          Total current liabilities                                  17,824,000        18,480,000

LONG-TERM DEBT (Note 3)                                              39,188,000        15,096,000
OTHER                                                                 4,003,000         3,495,000
                                                                 ----------------   ----------------
          Total liabilities                                          61,015,000        37,071,000
                                                                 ----------------   ----------------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY: (Note 6)
     Preferred stock, $.01 par value, 5,000,000 shares authorized,
      2,500,000 shares issued and outstanding                            25,000              --
    Common stock, $.01 par value, 100,000,000 shares authorized,
      32,385,168 and 28,802,323 shares issued and outstanding           324,000           288,000
    Additional paid-in capital                                      504,256,000       331,107,000
    Accumulated deficit                                            (319,754,000)     (273,793,000)
                                                                 ----------------   ----------------
          Total stockholders' equity                                184,851,000        57,602,000
                                                                 ----------------   ----------------
                                                                   $245,866,000       $94,673,000
                                                                 ================   ================

  The accompanying notes are an integral part of these financial statements.

                       CEPHALON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                       Three Months Ended,                 Nine Months Ended,
                                                          September 30,                       September 30,
                                                --------------------------------    --------------------------------
                                                     1999             1998               1999             1998
                                                ---------------  ---------------    ---------------  ---------------
REVENUES:
     Product sales - PROVIGIL (Note 7)            $  7,865,000     $    219,000        $15,117,000     $    450,000
     Other revenues (Note 7)                         3,691,000        2,554,000         11,418,000        9,303,000
                                                ---------------  ---------------    ---------------  ---------------
                                                    11,556,000        2,773,000         26,535,000        9,753,000

COSTS AND EXPENSES:
     Cost of product sales - PROVIGIL (Note 2)         874,000          --               1,713,000          --
     Research and development (Note 7)              11,207,000       10,712,000         31,359,000       33,546,000
     Selling, general and administrative            12,331,000        6,922,000         36,111,000       20,311,000
                                                ---------------  ---------------    ---------------  ---------------
                                                    24,412,000       17,634,000         69,183,000       53,857,000
                                                ---------------  ---------------    ---------------  ---------------


LOSS FROM OPERATIONS                               (12,856,000)     (14,861,000)       (42,648,000)     (44,104,000)
                                                ---------------  ---------------    ---------------  ---------------

OTHER:
     Interest income                                 1,857,000        1,438,000          3,597,000        4,418,000
     Interest expense (Note 3)                      (2,413,000)        (446,000)        (5,803,000)      (1,457,000)
                                                ---------------  ---------------    ---------------  ---------------
                                                      (556,000)         992,000         (2,206,000)       2,961,000

LOSS                                              $(13,412,000)    $(13,869,000)      $(44,854,000)    $(41,143,000)

Dividends on preferred stock (Note 6)               (1,107,000)           --            (1,107,000)           --
                                                ---------------  ---------------    ---------------  ---------------
LOSS APPLICABLE TO COMMON SHARES                  $(14,519,000)    $(13,869,000)      $(45,961,000)    $(41,143,000)
                                                 ==============   ==============     ==============   ==============
BASIC AND DILUTED LOSS PER COMMON SHARE                 $(0.47)          $(0.48)            $(1.57)          $(1.45)
                                                 ==============   ==============     ==============   ==============
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                      30,739,090       28,655,804         29,182,454       28,313,019
                                                 ==============   ==============     ==============   ==============

  The accompanying notes are an integral part of these financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                    --------------------------------
                                                                          1999             1998
                                                                    ----------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Loss                                                               (44,854,000)    (41,143,000)
     Adjustments to reconcile loss to net cash
     used for operating activities:
           Depreciation and amortization                                  3,269,000       1,530,000
           Non-cash compensation expense                                    990,000       1,466,000
           Other                                                          1,068,000          47,000
          (Increase) decrease in operating assets:
               Receivables                                                   70,000       1,471,000
               Inventory                                                 (3,686,000)        (38,000)
               Other current assets                                        (877,000)      1,098,000
               Other long-term assets                                    (1,992,000)        (62,000)
          Increase(decrease) in operating liabilities:
               Accounts payable                                            (392,000)       (353,000)
               Accrued expenses                                          (2,249,000)     (1,298,000)
               Other long-term liabilities                                  508,000         477,000
                                                                    ----------------  --------------
               Net cash used for operating activities                   (48,145,000)    (36,805,000)
                                                                    ----------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                    (71,000)       (573,000)
     Sales and maturities (purchases) of investments, net              (120,003,000)     31,535,000
                                                                    ----------------  --------------

               Net cash (used for) provided by investing activities    (120,074,000)     30,962,000
                                                                    ----------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of preferred stock                          120,352,000              --
     Proceeds from issuance of common stock and warrants                 12,000,000              --
     Proceeds from exercises of common stock options and warrants        33,197,000         406,000
     Proceeds from issuance of long-term debt                            30,000,000              --
     Principal payments on long-term debt                                (1,331,000)     (1,117,000)
                                                                    ----------------  --------------

               Net cash provided by (used for) financing activities     194,218,000        (711,000)
                                                                   ----------------  --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     25,999,000      (6,554,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            7,484,000      10,271,000
                                                                   ----------------  --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $33,483,000      $3,717,000
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

                        CEPHALON, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

  Cephalon, Inc., headquartered in West Chester, PA, is a biopharmaceutical company dedicated to the discovery, development and marketing of products to treat neurological disorders and cancer. We have had negative cash flow from operations since inception and have funded our operations primarily from the proceeds of public and private placements of our securities. Sales of PROVIGIL(R) (modafinil) Tablets [C-IV] were initiated in the United Kingdom in March 1998 and in the United States and the Republic of Ireland in February 1999. PROVIGIL is approved in those countries for use by those suffering from excessive daytime sleepiness associated with narcolepsy. We entered into a collaborative agreement with Abbott Laboratories in June 1999 to market and further develop their product, Gabitril(R) (tiagabine hydrochloride), in the United States for the treatment of epilepsy.

  Our business is subject to a number of significant risks, including the risks inherent in pharmaceutical research and development activities. We are highly dependent upon the successful commercialization of PROVIGIL and there is no assurance that we will achieve profitability solely on sales of PROVIGIL.

Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K, filed with the Securities and Exchange Commission, which includes financial statements as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full year.

2. INVENTORY

  Inventory consists solely of PROVIGIL:

                                       September 30,      December 31,
                                           1999              1998
                                       -------------      ------------

     Raw material...................    $2,353,000           $    --
     Work-in-process................     1,214,000                --
     Finished goods.................       157,000            38,000
                                        ----------           -------
                                        $3,724,000           $38,000
                                        ==========           =======

  Inventory is stated at the lower of cost or market value using the first-in, first-out method. Essentially all of the PROVIGIL sold in the United States during the nine months ended September 30, 1999 was produced prior to its December 1998 FDA approval and, in accordance with SFAS No. 2 "Accounting for Research and Development Costs," the costs of producing that material were recorded as research and development expense in those prior periods. As of September 30, 1999, we maintained approximately $923,000 of inventory on hand that was previously charged to research and development expense. We anticipate that this remaining expensed material will be sold during the fourth quarter of 1999. Cost of product sales through September 30, 1999 consisted primarily of royalties due to Laboratoire L. Lafon.

                        CEPHALON, INC. AND SUBSIDIARIES

                                  (Unaudited)



3. DEBT

  In February 1999, we completed a private placement of $30,000,000 of revenue-sharing notes. The notes are repayable in cash in February 2002. The notes are secured by our rights to PROVIGIL in the United States and bear an annual interest rate of 11%. Holders of the notes also receive a payment of 6% of net sales of PROVIGIL in the United States through March 1, 2004, which is being recorded as interest expense. We have the right to redeem the notes at a premium prior to maturity, which would reduce the royalty period by one year. Alternatively, we may also extend the maturity and the royalty period by one year under certain circumstances. The notes contain a number of covenants including a requirement to maintain a minimum level of cash, cash equivalents and investments equal to $40,000,000 during 1999 and $30,000,000 through February 2002 or as long as the principal remains outstanding. We incurred debt issuance costs related to this offering of approximately $1,918,000 which we recorded in other assets and is being amortized and charged to interest expense over the life of the notes. (See Note 6).

4. LEGAL PROCEEDINGS

  Cephalon, a current director and officer, and a former officer, were named as defendants in a class action filed in the U.S. District Court for the Eastern District of Pennsylvania. Plaintiffs sought to hold defendants liable for stock trading losses stemming from allegations that statements made about the results of certain clinical studies of MYOTROPHIN were misleading. On July 30, 1999, the Court entered an order approving the settlement of this action and dismissing all claims against the defendants in consideration of payment by Cephalon to the plaintiffs of $17,000,000, inclusive of attorneys fees and expenses. This order became final on August 30, 1999. Of the settlement amount, $7,500,000 was paid by our directors' and officers' liability insurance carriers and the remaining $9,500,000 was paid by Cephalon.

  A further complaint has been filed with the Court alleging that Cephalon is liable under common law for misrepresentations concerning the results of the MYOTROPHIN clinical trials, and that Cephalon and certain of its current and former officers and directors are liable for the actions of certain non-employees who allegedly traded in Cephalon common stock on the basis of material inside information. We believe that we have valid defenses to all claims raised in this action and we have filed a motion to dismiss these claims which is pending with the Court. Moreover, even if there is a judgment against us, it will not have a material adverse effect on our financial condition or results of operations.

  Due to our involvement in promoting STADOL NS(R) (butorphanol tartrate) Nasal Spray, a product of Bristol-Myers Squibb Company, we are co-defendant in a product liability action brought against Bristol-Myers. Although we cannot predict with certainty the outcome of this litigation, we believe that any expenses or damages that are incurred will be paid by Bristol-Myers under the indemnification provisions of our co-promotion agreement. As such, we do not believe that this action will have a negative effect on our financial condition or results of operations.

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

                        CEPHALON, INC. AND SUBSIDIARIES

                                  (Unaudited)



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

  The general partner of CCP is a wholly-owned subsidiary of Cephalon and owns 1% of CCP.

6.  STOCKHOLDERS' EQUITY

  During the third quarter of 1999, we completed a private offering to institutional investors of 2,500,000 shares of convertible exchangeable preferred stock at $50 per share. Proceeds from the offering, net of fees and expenses, totaled $120,352,000. Dividends on the preferred stock are payable quarterly commencing November 15, 1999 and will be cumulative at the annual rate of $3.625 per share. We recognized $1,107,000 of preferred dividends during the quarter ended September 30, 1999. The preferred stock is convertible into an aggregate of 6,975,000 shares of our common stock at a conversion price of $17.92 per share, subject to adjustment in certain circumstances. The preferred stock will be exchangeable, at our option, into 7 1/4% convertible debentures which are also convertible into shares of our common stock. We may redeem the preferred stock and the debentures at declining redemption prices commencing in August 2001.

  The private placement of the revenue-sharing notes (see Note 3) included the issuance of warrants, expiring March 1, 2004, to purchase 1,920,000 shares of our common stock at an exercise price of $10.08. The investors will forfeit 480,000 warrants if specified aggregate PROVIGIL sales levels are achieved in the United States through March 1, 2002. In addition, we may, with notice, call up to 720,000 of the warrants for redemption at a nominal price after November 24, 2001 if the market value of our common stock exceeds certain thresholds. The investors can choose to exercise the warrants prior to redemption. The estimated aggregate value of the warrants of $6,236,000 was recorded as a discount to the notes and is being amortized and charged to interest expense over the term of the notes.

  In connection with the May 1999 collaboration, H. Lundbeck A/S purchased 1,000,000 shares of our common stock at a price of $12.00 per share, which was the average market price for the five trading days prior to the date of the agreement. (See Note 7).

                        CEPHALON, INC. AND SUBSIDIARIES

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

  Sales of PROVIGIL were initiated in the United Kingdom in March 1998 and in the United States and the Republic of Ireland in February 1999. For the three months ended September 30, 1999, shipments of PROVIGIL to customers were $8,233,000 and the reserve for returns and allowances increased by $368,000, resulting in product sales of $7,865,000. For the nine months ended September 30, 1999, shipments to customers were $20,515,000 and $5,398,000 was recorded for returns and allowances, resulting in product sales of $15,117,000.

  Our methodology described above has resulted in the recognition of revenue for only product that we believe was prescribed to patients or that is currently in inventory at distribution centers and retail pharmacy locations and that we believe, based upon the history of reorders of product by these distribution centers and retail pharmacy locations, is likely to be used. We believe this approach is appropriate given that: (i) PROVIGIL is a new product and we have limited sales, product return and collection history; (ii) at this time we are not able to reasonably estimate market penetration; and, (iii) to date, returns have been limited, however, product may be returned for credit up to its expiration date, which is currently 36 months from its date of manufacture. At each reporting period, we intend to continue to monitor inventory levels at the wholesalers and retail pharmacies, as well as reorder history. Should this information indicate a steady stream of the product moving through the supply chain, which would indicate that returns are less likely to occur, the product reserve balance would be reduced, resulting in the recognition of additional revenue.

Other revenues

  Other revenues include revenue recognized under collaborative research and development agreements as follows:

                                Three months ended               Nine months ended
                                   September 30,                   September 30,
                        ----------------------------------  ------------------------------
                              1999              1998            1999            1998
                        ----------------  ----------------  -------------  ---------------
  H. Lundbeck A/S......    $1,595,000        $       --      $4,345,000       $       --
  TAP Holdings Inc. ...     1,802,000         1,821,000       4,885,000        5,575,000

  Under the terms of the agreement with Lundbeck to discover, develop and market products to treat neurodegenerative diseases, Lundbeck will compensate us for our research efforts and will share in joint development costs of our product candidate, CEP-1347, and any other molecules that emerge from the research program. In return, Lundbeck will obtain our commercial rights in Europe and certain other territories, and will pay us a royalty on sales in those territories. Cephalon retains exclusive rights in the United States. The revenue recognized in the nine months ended September 30, 1999, represents a license fee of $2,400,000 and reimbursement of research and development costs of $1,945,000.

  We have a research and development collaboration with TAP Holdings Inc. to develop and commercialize certain compounds for the treatment of human cancers and prostate disorders in the United States. Under the terms of the agreement, we perform research and preclinical development of these compounds for which we are

                        CEPHALON, INC. AND SUBSIDIARIES

                                  (Unaudited)


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

  In December 1998, the FDA approved PROVIGIL for use by those suffering from excessive daytime sleepiness associated with narcolepsy. At our present level of operations, we may not be able to attain profitability if physicians prescribe PROVIGIL only for those who are diagnosed narcoleptics. Under current FDA regulations, we are limited in our ability to promote PROVIGIL outside of this approved use. The market for use of PROVIGIL in narcolepsy patients is relatively small; it is limited to approximately 125,000 persons in the United States, of which we estimate between 30,000 and 45,000 currently are seeking treatment from a physician. We have initiated clinical studies to examine whether or not PROVIGIL is effective and safe when used to treat disorders other than narcolepsy, but we do not know whether these studies will in fact demonstrate safety and efficacy, or if they do, whether we will succeed in receiving regulatory approval to market PROVIGIL for additional disorders. If the results of these studies are negative, or if adverse experiences are reported in these clinical studies or otherwise in connection with the use of PROVIGIL by patients, this could undermine physician and patient comfort with the product, could limit the commercial success of the product and could even impact the acceptance of PROVIGIL in the narcolepsy market. Even if the results of these studies are positive, the impact on sales of PROVIGIL may be negligible unless we are able to obtain FDA approval to expand the authorized use of PROVIGIL. FDA regulations restrict our ability to communicate the results of additional clinical studies to patients and physicians without first obtaining approval from the FDA to expand the authorized uses for this product. As a result, it may be several years before we have significant sales revenue from PROVIGIL beyond that attributable to prescriptions for diagnosed narcoleptics.


  In addition, the following factors could limit the rate and level of market acceptance of PROVIGIL:

     . the effectiveness of our sales and marketing efforts relative to those of our competitors;

     . the availability and level of reimbursement for PROVIGIL by third-party payors, including federal, state and foreign government agencies; and

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

  Until recently, the use of PROVIGIL has been limited to clinical trial patients under controlled conditions and under the care of expert physicians. We cannot predict whether the widespread commercial use of PROVIGIL will produce undesirable or unintended side effects that have not been evident in our clinical trials to date. As PROVIGIL becomes more widely utilized by significant numbers of patients who could take multiple medications, adverse drug interactions could occur that are difficult to predict. Additionally, incidents of product misuse may occur. These events, among others, could result in additional regulatory controls, including withdrawal of the product from the market.

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

    We may not be able to maintain market exclusivity for PROVIGIL, and therefore potential competitors may develop competing products, which could result in a decrease in sales and market share, could cause us to reduce prices to compete successfully, and could prevent PROVIGIL from being a commercial success.

  We hold exclusive license rights to a composition-of-matter patent covering modafinil as the active drug substance in PROVIGIL; this patent was to have expired in 1998 in the United States, but we have applied for a patent extension that, if granted, would run through November 18, 2001. In addition, we own a United States patent covering the particle size of modafinil which issued in 1997. However, we may not succeed in obtaining any extension for the composition-of-matter patent, and we cannot guarantee that any of our patents will be found to be valid if their validity is challenged by a third party, or that these patents (or any other patent owned or licensed by us) would prevent a potential competitor from developing competing products or product formulations that avoid infringement.

  In the United States, the Orphan Drug Act provides incentives to drug manufacturers to develop and manufacture drugs for the treatment of rare disorders. The FDA has granted orphan drug status to PROVIGIL for its use in the treatment of excessive daytime sleepiness associated with narcolepsy. The grant of orphan drug status to PROVIGIL allows us a seven-year period of marketing exclusivity for the product in that indication. While the marketing exclusivity provided by the orphan drug law should prevent other sponsors from obtaining approval of the same compound for the same indication (unless the other sponsor can demonstrate clinical superiority or we are unable to provide or obtain adequate supplies of PROVIGIL), it would not prevent approval of the compound for other indications that otherwise are non-exclusive, nor approval of other kinds of compounds for the same indication.

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

  Additionally, a non-active ingredient used in PROVIGIL is no longer manufactured or commercially available. At anticipated levels of demand, we have over a year's supply of this ingredient. We have prepared a new formulation of PROVIGIL that does not include the now unavailable ingredient, and could enable us to qualify additional tablet manufacturers with regulatory authorities. However, the introduction of any such new formulation requires that we show that the new formulation is bioequivalent to the current one, and also requires regulatory approval. If we are unable to obtain approval for a new formulation, or if demand for the product were to exceed expectations, we could face supply disruptions that would result in significant costs and delays, undermine goodwill established with physicians and patients, and damage commercial prospects for PROVIGIL.

  We must comply with all applicable regulatory requirements of the FDA and foreign authorities, including current Good Manufacturing Practice regulations, or cGMP. The facilities used to manufacture, store and distribute our products are subject to inspection by regulatory authorities at any time to determine compliance with regulations. The cGMP regulations are complex, and failure to be in compliance could lead to remedial action, civil and criminal penalties and delays in production of material.

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

  A number of the analysts and investors who follow our stock have developed models to attempt to forecast future PROVIGIL sales and have established expectations based upon those models. Forecasting revenue is difficult, especially when there is little commercial history and when market acceptance of the product is uncertain. Forecasting is further complicated by the difficulties in estimating stocking levels at pharmaceutical wholesalers and at retail pharmacies and in estimating potential product returns. As a result, it is likely that there will be significant fluctuations in quarterly revenues, which may not meet with market expectations and which may adversely affect our stock price. Other factors which may cause our quarterly financial results to fluctuate include the cost of PROVIGIL sales, achievement and timing of research and development milestones, contract and co-promotion revenues, cost and timing of clinical trials, marketing and other expenses and manufacturing or supply disruption.

We anticipate we will incur continued losses.

  To date, we have not been profitable. At September 30, 1999, our accumulated deficit was approximately $320 million. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from selling, general and administrative costs associated with our operations. We expect to continue to incur significant losses until such time as product revenues from PROVIGIL or other products and product candidates exceed the expenses of operating our business.

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

  We or our collaborators must demonstrate through preclinical testing and clinical trials that the product candidate is safe and efficacious. The results from preclinical testing and early clinical trials may not be predictive of results obtained in subsequent clinical trials, and we cannot be sure that we or our collaborators' clinical trials will demonstrate the safety and efficacy necessary to obtain regulatory approval for any product candidates. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. In addition, certain clinical trials are conducted with patients having the most advanced stages of disease. During the course of treatment, these patients often die or suffer other adverse medical effects for reasons that may not be related to the pharmaceutical agent being tested. Such events can hurt the statistical analysis of clinical trial results.

  The completion of clinical trials of our product candidates may be delayed by many factors. One such factor is the rate of enrollment of patients. Neither we nor our collaborators can control the rate at which patients present themselves for enrollment, and we cannot be sure that the rate of patient enrollment will be consistent with our expectations or be sufficient to enable clinical trials of our product candidates to be completed in a timely manner. Any significant delays in, or termination of, clinical trials of our product candidates may have a material adverse effect on our business.

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

  In each of these areas, our partners may not support fully our research and commercial interests since our program may well compete for time, attention and resources with the internal programs of our corporate collaborators. As such, we cannot be sure that our corporate collaborators will share our perspectives on the relative importance of our program, that they will commit sufficient resources to our program to move it forward effectively, or that the program will advance as rapidly as it might if we had retained complete control of all research, development, regulatory and commercialization decisions. For example, we rely on several of these collaborators for the production of compounds and the manufacture and supply of pharmaceutical products. One of them, Kyowa Hakko, has informed us that they will not be able to meet our increased requirements of the compound used in our signal transduction modulator program beyond the year 2000. We have identified an alternate manufacturer and Kyowa Hakko is working with us to transfer technology to them. We cannot be certain that this new manufacturer will be able to manufacture such compounds or products in sufficient quantities, at reasonable prices, and in accordance with cGMP requirements established by the FDA and other regulatory authorities.

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

  Cephalon, a current director and officer, and a former officer, were named as defendants in a class action filed in the U.S. District Court for the Eastern District of Pennsylvania. Plaintiffs sought to hold defendants liable for stock trading losses stemming from allegations that statements made about the results of certain clinical studies of MYOTROPHIN were misleading. On July 30, 1999, the Court entered an order approving the settlement of this action and dismissing all claims against the defendants in consideration of payment by Cephalon to the plaintiffs of $17,000,000, inclusive of attorneys fees and expenses. This order became final on August 30, 1999. Of the settlement amount, $7,500,000 was paid by our directors' and officers' liability insurance carriers; the remaining $9,500,000 was paid by Cephalon.

  A further complaint has been filed with the Court alleging that Cephalon is liable under common law for misrepresentations concerning the results of the MYOTROPHIN clinical trials, and that Cephalon and certain of its current and former officers and directors are liable for the actions of certain non-employees who allegedly traded in Cephalon common stock on the basis of material inside information. We believe that we have valid defenses to all claims raised in this action and we have filed a motion to dismiss these claims which is pending with the Court. Moreover, even if there is a judgment against us, it will not have a material adverse effect on our financial condition or results of operations.

  Due to our involvement in co-promoting STADOL NS, a product of Bristol-Myers, we are co-defendant in a product liability action brought against Bristol-Myers. Although we cannot predict with certainty the outcome of this litigation, we believe that any expenses or damages that we may incur will be paid by Bristol-Myers under the indemnification provisions of our co-promotion agreement. As such, we do not believe that this action will have a material effect on our financial condition or results of operations.

We face significant product liability risks, which may have a negative effect on our financial performance.

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

  In September 1998, Cephalon and Chiron withdrew the joint marketing authorization application for MYOTROPHIN in Europe for the treatment of ALS. We made this decision because of comments we received from the European reviewer of the application concerning the results of our two pivotal ALS studies. These comments led us to believe that the reviewer would not approve our application. The withdrawal of our marketing authorization application for MYOTROPHIN in Europe may negatively affect the FDA approval process for MYOTROPHIN in the United States.

  In May 1998, the FDA issued a letter stating that the NDA application submitted jointly by Cephalon and Chiron to market MYOTROPHIN in the United States for the treatment of ALS was "potentially approvable," contingent, however, upon the submission of additional information from ongoing clinical studies that demonstrates to the satisfaction of the FDA that MYOTROPHIN is effective in the treatment of ALS. We are not planning to submit additional data to the FDA at this time. A study of MYOTROPHIN in ALS patients being conducted by Kyowa Hakko in Japan is not under our control. Results from that study may be available in 2000 but are unlikely to satisfy the FDA's request for additional information. The prospects for regulatory approval of MYOTROPHIN continue to be very uncertain in the United States. We will continue to evaluate the prospects of receiving regulatory approval and, based on communications with the FDA, may determine to withdraw the new drug application.

  If the information submitted to the FDA to date does not prove to be sufficient for approval, a new study would be necessary, which would be expensive and would take several years to complete. We are not sure whether the potential profits from sales of MYOTROPHIN would make an additional study cost-effective to conduct. Even if an additional study were conducted, the results of a new study may not be sufficient to obtain regulatory approval. If MYOTROPHIN were not approved for ALS, we do not believe it would be cost-effective to pursue MYOTROPHIN for any other indication.

The value of our common stock may fluctuate significantly due to the volatility of its market price and trading volume and exercise of outstanding warrants, which may impact your decision to buy, sell or hold your stock.

  The market price and trading volume of shares of our common stock are volatile, and we expect it to continue to be volatile for the foreseeable future. For example, during the previous 52 weeks, our common stock traded at a high price of $21.94 and a low price of $6.75. Negative announcements (such as adverse regulatory decisions, disputes concerning patent or other proprietary rights, or operating results that fall below the market's expectations) could trigger significant declines in the price of our common stock. In addition, news concerning certain external events, such as that concerning our competitors or changes in government regulations that may impact the biotechnology or pharmaceutical industries, also could affect the price of our common stock.

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

  We have completed minor modifications to our computer systems and at this time we do not expect the Year 2000 Issue to pose a significant internal operational problem. However, we cannot be sure that the systems of other companies on which we rely will be compliant on or before January 1, 2000 and will not have an adverse effect on our operations. We have initiated formal communication with significant suppliers and third party vendors to determine the extent to which our operations are vulnerable to those third parties' failure to remediate their own Year 2000 hardware and software issues. Significant suppliers or third party vendors that are unable to become Year 2000 compliant could adversely affect our business or operations. We are also vulnerable to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. We have not developed a comprehensive contingency plan addressing situations that may result if we are unable to achieve Year 2000 readiness of our critical operations.

Anti-takeover provisions may deter a third party from acquiring Cephalon, limiting our stockholders' ability to profit from such a transaction.

  We are subject to the anti-takeover provisions of Section 203 of the Delaware Corporation Law, which prohibits us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person becomes an interested stockholder, unless the business combination is approved in a prescribed manner. The application of
Section 203 could have the effect of delaying or preventing a change of control of Cephalon. We also have adopted a "poison pill" rights plan that will dilute the stock ownership of an acquirer of our stock upon the occurrence of certain events. Section 203, the rights plan, and the provisions of our certificate of incorporation, our bylaws and Delaware corporate law, may have the effect of deterring hostile takeovers or delaying or preventing changes in control of our management, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

Liquidity and Capital Resources

  Cash, cash equivalents, and investments at September 30, 1999 were $213,348,000, representing 87% of total assets, and at December 31, 1998 were $67,346,000, representing 71% of total assets. Cash equivalents and investments consisted primarily of short to intermediate-term corporate obligations, overnight investments that are backed by collateral in the form of government securities with a value equal to at least 102% of such investments and short to intermediate-term obligations of the United States government.

  The following is a summary of selected cash flow information:

                                                                       Nine Months
                                                                    Ended September 30,
                                                        ------------------------------------------
                                                                1999                  1998
                                                        ---------------------  -------------------
Net cash used for operating activities................         $ (48,145,000)        $(36,805,000)
Net cash (used for) provided by investing activities..          (120,074,000)          30,962,000
Net cash provided by (used for) financing activities..           194,218,000             (711,000)


 Net Cash Used for Operating Activities

 --Operating Cash Inflows

  The following is a summary of the major sources of cash receipts reflected in net cash used for operating activities:

                                                                       Nine Months
                                                                    Ended September 30,
                                                        ------------------------------------------
                                                                1999                  1998
                                                        ---------------------  -------------------
PROVIGIL sales....................................       $16,830,000            $  330,000
TAP Holdings Inc..................................         5,260,000             6,240,000
H. Lundbeck A/S...................................         3,813,000                    --
Bristol-Myers Squibb Company......................         1,008,000             1,482,000
Chiron Corporation................................                --             1,962,000
Medtronic, Inc....................................         1,015,000             1,435,000
Interest..........................................         2,669,000             5,146,000


  Sales of PROVIGIL commenced in the United Kingdom in March 1998 in the United States and the Republic of Ireland in February 1999.

  We have a research and development collaboration with TAP Holdings Inc. to develop and commercialize certain compounds for the treatment of human cancers and prostate disorders in the United States. Under the terms of the agreement, we perform research and preclinical development of these compounds for which we are compensated quarterly by TAP, based on a contract rate per individual assigned to the program for that quarter and reimbursement of certain external costs, all subject to annual budgetary maximums. At September 30, 1999, $1,802,000 was receivable from TAP.

  In May 1999, we entered into a collaborative agreement with H. Lundbeck A/S to discover, develop and market products to treat neurodegenerative diseases, such as Parkinson's disease and Alzheimer's disease. Initially, the program will seek to advance our product candidate, CEP-1347, into clinical development for the treatment of Parkinson's disease. Lundbeck will compensate us for our research efforts and will share in joint development costs of CEP-1347 and any other molecules that emerge from the research program. In return, Lundbeck will obtain our commercial rights in Europe and certain other territories, and will pay us a royalty on sales in those territories. Cephalon will retain exclusive rights in the United States. Included in the payments received from Lundbeck in the nine months ended September 30, 1999 is a license fee of $2,400,000 and reimbursement of research and development costs of $1,413,000. At September 30, 1999, $1,313,000 was receivable from Lundbeck for our research and development efforts.

  We market STADOL NS(R) (butorphanol tartrate) Nasal Spray for Bristol-Myers Squibb to neurologists in the United States. Pursuant to our agreement, we receive quarterly payments equal to a percentage of total STADOL NS sales attributed to prescriptions written by neurologists which exceeds a predetermined base amount. The decrease in amounts received from Bristol-Myers in the nine months ended September 30, 1999 is due to a reduction in payments earned by Cephalon from the comparable 1998 period and because of timing differences in the remittance of payments. At September 30, 1999, $1,175,000 was receivable from Bristol-Myers.

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

 --Operating Cash Outflows

  Cash used in operating activities in the nine months ended September 30, 1999 increased as compared to the corresponding period in 1998 as a result of expenditures associated with the settlement of our securities litigation and an increase in the size of our sales force to fully support both PROVIGIL and our collaboration with Abbott to market GABITRIL. Additionally, cash outflows increased from the prior year for expenditures associated with PROVIGIL including; the commercial launch of PROVIGIL in the United States, clinical studies of PROVIGIL and the purchase of PROVIGIL inventory.

 --Cash and Funding Requirements Outlook

  During the third quarter of 1999, Cephalon, Inc. completed a private offering to institutional investors of 2,500,000 shares of convertible exchangeable preferred stock at $50 per share. Proceeds from the offering, net of fees and expenses, totaled $120,352,000. Due to this inflow of funds, we believe that our cash and investment balance as of September 30, 1999 will be adequate to fund the then-current level of operations for at least several years. We expect cash flow from operating activities to continue to be negative until such time, if ever, sales from PROVIGIL provide enough funds to generate cash inflows in excess of the present level of cash outflows from operations. Factors such as the degree of market acceptance of a recently-introduced product, competition, the effectiveness of our sales and marketing efforts and our ability to demonstrate the utility of PROVIGIL in disorders other than narcolepsy will all have a significant impact on PROVIGIL sales. These factors are not predictable at this point in time. Cash inflows also include receipts from our collaborative research and development agreements and from co-promotion agreements. The continuation of funding under any of these agreements is subject to the achievement of certain milestones and periodic review by the parties involved.

   We expect our cash requirements for PROVIGIL to increase for the next several years due to efforts associated with the commercialization of PROVIGIL in the United States, including sales and marketing activities, building PROVIGIL inventory and conducting clinical studies of PROVIGIL in disorders other than narcolepsy. Additionally, under our collaboration with Abbott, we are obligated to fund marketing and clinical trial activities for GABITRIL.

  We expect to increase our expenditure of funds on research and development activities for our other products in development. We may seek sources of funding for these research programs through collaborative arrangements with third parties but we still expect to spend significant funds on our share of the cost of these programs, including the costs of research, preclinical development, manufacturing and clinical research.

  Additionally, the following may also require substantial funds:

  .  expanding and renovating our West Chester facility;
  . maintaining minimum cash balance requirements pursuant to our revenue-sharing notes agreements;
  .  paying quarterly preferred stock dividends and servicing our debt;
  . retiring our revenue-sharing notes; and . obtaining additional product rights through licensing or acquisition.

 Net Cash (Used for) Provided by Investing Activities

  The following is a summary of net cash (used for) provided by investing activities:

                                                                          Nine Months
                                                                       Ended September 30,
                                                           ------------------------------------------
                                                                   1999                  1998
                                                           ---------------------  -------------------
Purchases of property and equipment....................          $     (71,000)        $  (573,000)
Sales and maturities (purchases) of investments, net...           (120,003,000)         31,535,000
                                                                 -------------         -----------
  Net cash (used for) provided by investing activities...        $(120,074,000)        $30,962,000
                                                                 =============         ===========

  Sales and maturities of investments represent the liquidation of investments. Purchases of investments represent the accumulation of investments.

 Net Cash Provided by (Used for) Financing Activities

  The following is a summary of net cash provided by (used for) financing activities:

                                                                                       Nine Months
                                                                                    Ended September 30,
                                                                        ------------------------------------------
                                                                                1999                  1998
                                                                        ---------------------  -------------------
Proceeds from issuance of convertible exchangeable preferred stock....      $120,352,000         $        --
Proceeds from issuance of common stock and warrants...................        12,000,000                  --
Proceeds from exercises of common stock options and warrants..........        33,197,000             406,000
Proceeds from issuance of long-term debt..............................        30,000,000                  --
Principal payments on long-term debt..................................        (1,331,000)         (1,117,000)
                                                                            ------------         -----------
  Net cash provided by (used for) financing activities................      $194,218,000         $  (711,000)
                                                                            ============         ===========

  During the quarter ended September 30, 1999, we completed a sale of 2,500,000 shares of convertible exchangeable preferred stock at $50 per share. The preferred stock is convertible into shares of our common stock at a conversion price of $17.92 per share. Dividends will be cumulative at the annual rate of $3.625 per share.

  In connection with the May 1999 collaborative agreement, H. Lundbeck A/S purchased 1,000,000 shares of Cephalon's common stock at a price of $12.00 per share, which was the average market price for the five trading days prior to the closing of the agreement.

  The extent and timing of future warrant and option exercises, if any, are primarily dependent upon the market price of Cephalon's common stock, as well as the exercise prices and expiration dates of the warrants and options. During the quarter ended September 30, 1999, investors associated with Cephalon Clinical Partners, L.P. exercised approximately 1,949,000 warrants to purchase shares of common stock. Proceeds associated with these exercises totaled $26,919,000. All outstanding warrants associated with Cephalon Clinical Partners expired on August 31, 1999.

  Proceeds from the issuance of long-term debt in the nine months ended September 30, 1999 consist of a private placement of $30,000,000 of revenue-sharing notes.

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

  The general partner of CCP is a wholly-owned subsidiary of Cephalon and owns 1% of CCP.

 --Legal Proceedings

  On August 30, 1999, an order issued by the U.S. District Court for the Eastern District of Pennsylvania became final that approved the settlement of an action stemming from allegations that statements made about the results of certain clinical studies of MYOTROPHIN were misleading. A further complaint has been filed with the Court alleging liability under common law for misrepresentations relating to these same studies and for failing to prevent certain non-employees from trading in Cephalon common stock on the basis of material inside information. In a separate matter, due to our involvement in promoting STADOL NS, a product of Bristol-Myers

Squibb Company, we are co-defendant in a product liability action brought against BMS. See "Certain Risks Related to Cephalon's Business."


Results of Operations

  This section should be read in conjunction with the more detailed discussion under "Liquidity and Capital Resources."

  The following is a summary of revenues and expenses:

                                                               Three Months                           Nine Months
                                                           Ended September 30,                    Ended September 30,
                                                   ------------------------------------  -------------------------------------
                                                                                  %                                     %
                                                                              ---------                             ----------
                                                       1999         1998        CHANGE       1999         1998        CHANGE
                                                   ------------  -----------  ---------  ------------  -----------  ----------
Product sales -  PROVIGIL........................  $ 7,865,000   $   219,000     3,491%   $15,117,000   $   450,000     3,259%
Other revenues...................................    3,691,000     2,554,000        45     11,418,000     9,303,000        23
Cost of product sales - PROVIGIL.................      874,000            --        --      1,713,000            --        --
Research and development expenses................   11,207,000    10,712,000         5     31,359,000    33,546,000        (7)
Selling, general and administrative expenses.....   12,331,000     6,922,000        78     36,111,000    20,311,000        78
Interest (expense) income, net...................     (556,000)      992,000      (156)    (2,206,000)    2,961,000      (175)
Preferred dividends..............................    1,107,000            --        --      1,107,000            --        --


  Sales of PROVIGIL were initiated in the United Kingdom in March 1998 and in the United States and Republic of Ireland in February 1999. Product sales are recognized upon shipment of product and are recorded net of reserves for returns and allowances. The reserve for product returns is derived by utilizing reports obtained from external, independent sources, NDC Health Information, IMS Health and a sample of wholesalers, which provide prescription data, wholesaler stocking levels and wholesaler sales to retail pharmacies. From this data, we estimate retail pharmacy stocking levels. This data is reviewed to monitor product movement through the supply chain to identify slow moving product that is more likely to be returned. The reserves are reviewed at each reporting period and adjusted to reflect data available at that time. Any changes in the reserve will result in changes in the amount of revenue recognized in the period (i.e. a decrease in the reserve will result in an increase in revenue).

  Our methodology described above has resulted in the recognition of revenue for only product that we believe was prescribed to patients or which is currently in inventory at distribution centers and retail pharmacy locations and which we believe, based upon the history of reorders of product by these distribution centers and retail pharmacy locations, is likely to be used. We believe this approach is appropriate given that: (i) PROVIGIL is a new product and we have limited sales, product return and collection history; (ii) at this time we are not able to reasonably estimate market penetration; and, (iii) to date, returns have been limited, however, product may be returned for credit for up to its expiration date, which is currently 36 months from its date of manufacture. At each reporting period, we intend to continue to monitor inventory levels at the wholesalers and retail pharmacies, as well as reorder history. Should this information indicate a steady stream of the product moving through the supply chain, which would indicate that returns are less likely to occur, the product reserve balance would be reduced, resulting in the recognition of additional revenue.

  For the three and nine months ended September 30, 1999, cost of product sales was 11% of sales and consisted primarily of royalties due to Lafon. This is not indicative of future expectations. Prior to FDA approval of PROVIGIL in December 1998, we recorded the costs of producing PROVIGIL as research and development expense in accordance with Statement of Financial Accounting Standards No. 2 "Accounting for Research and Development Costs." For the nine months ended September 30, 1999, approximately $2,042,000 of inventory costs were excluded from cost of product sales. As of September 30, 1999, we maintained approximately $923,000 of inventory on hand that was previously charged to research and development expense. We anticipate that this remaining expensed material will be sold during the fourth quarter of 1999. Once this inventory has been sold, we expect cost of product sales to be between 21% and 26% of sales.

Three months ended September 30, 1999 compared to the three months ended September 30, 1998

  For the three months ended September 30, 1999, shipments of PROVIGIL to customers were $8,233,000 and the reserve for returns and allowances increased by $368,000, resulting in product sales of $7,865,000.

  Other revenues increased in the three months ended September 30, 1999 from the 1998 period due primarily to $1,595,000 in revenue recognized under the initiation of a collaborative agreement with H. Lundbeck A/S in May 1999. This increase was partially offset by a decrease in revenue recognized under the Medtronic co-promotion agreement which terminated in April 1999.

  For the three months ended September 30, 1999, research and development expenses increased slightly from the same 1998 period due primarily to expenditures associated with our clinical programs for PROVIGIL and CEP-1347.

  The increase in the selling, general and administrative area for the three months ended September 30, 1999 as compared to the corresponding 1998 period was due primarily to marketing expenses associated with the commercialization of PROVIGIL and an increase in the size of our sales force to fully support both PROVIGIL and our collaboration with Abbott to market GABITRIL.

  The decrease in net interest income is primarily due to the recognition of interest expense related to the revenue-sharing notes, consisting of 11% of the principal of the notes, 6% of net PROVIGIL sales in the United States payable to the holders of the notes and amortization of warrant valuation and debt issuance costs.

  Preferred dividends of $1,107,000 were recognized in the third quarter of 1999 in connection with the August 1999 private offering of 2,500,000 shares of convertible exchangeable preferred stock.

Nine months ended September 30, 1999 compared to nine months ended September 30, 1998

  For the nine months ended September 30, 1999, shipments of PROVIGIL to customers were $20,515,000 and $5,398,000 was recorded for returns and allowances, resulting in product sales of $15,117,000.

  Other revenues increased in the 1999 period from the 1998 period due primarily to $4,345,000 in revenue recognized under the initiation of a collaborative agreement with H. Lundbeck A/S in May 1999. This increase was partially offset by decreases in revenue from TAP, Chiron and Medtronic.

  For the nine months ended September 30, 1999, research and development expenses decreased from the same 1998 period because 1998 includes expenses for license fees associated with our agreements with Laboratoire L. Lafon and Kyowa Hakko and the purchase of bulk modafinil, the active drug substance in PROVIGIL. These decreases were partially offset by increased expenditures in 1999 on our clinical program for PROVIGIL.

  The increase in the selling, general and administrative area for the nine months ended September 30, 1999 as compared to the corresponding 1998 period was due principally to marketing expenses associated with the commercial launch of PROVIGIL, an increase in the size of our sales force to fully support both PROVIGIL and our collaboration with Abbott to market GABITRIL and the recording of a $4,300,000 provision related to our securities litigation.

  The decrease in net interest income is primarily due to lower average investment balances and the recognition of interest expense related to the revenue-sharing notes.

Results of operations outlook

  We expect to continue to incur operating losses unless and until sales of PROVIGIL exceed operating expenses. We expect that sales of PROVIGIL may be limited since we can only market the product to treat excessive daytime sleepiness associated with narcolepsy. We may never be able to achieve profitability solely through sales of PROVIGIL even if our market-base is expanded to include other indications.

  Other revenues include revenue recognized under collaborative research and development agreements and co-promotion agreements. The continuation of any of these agreements is subject to the achievement of certain milestones and to periodic review by the parties involved.

  We expect to continue to incur significant expenditures associated with the commercialization of PROVIGIL in the United Sates, including sales and marketing activities, and conducting clinical studies of PROVIGIL in disorders other than narcolepsy. Additionally, Under our agreement with Abbott, we are obligated to fund marketing and clinical trial activities for GABITRIL.

  We expect to increase our expenditures on research and development activities for our other products in development. We may seek sources of funding for these research and development programs through collaborative arrangements with third parties but we still expect to have significant expenditures for our share of the costs of these programs, including the costs of research, preclinical development, manufacturing and clinical research. We also expect interest expense to be higher in 1999 as compared to 1998 due to the revenue-sharing notes issued in February 1999. As of September 30, 1999, Cephalon had recorded $5,398,000 for returns and allowances which would result in approximately $324,000 of additional interest expense associated with the revenue-sharing notes if such revenues are ultimately recognized. In connection with our sale of 2,500,000 shares of convertible exchangeable preferred stock during the third quarter of 1999, we will continue to recognize quarterly preferred stock dividends unless the preferred stock is converted into shares of our common stock.

  We expect to have significant fluctuations in quarterly results based primarily on the level and timing of:

  .  PROVIGIL sales, including provisions for product returns;
  .  cost of PROVIGIL sales;
  .  contract and co-promotion revenues;
  .  and the occurrence of expenses.

  We do not believe that inflation has had a material impact on the results of our operations since our inception.

     PART II - OTHER  INFORMATION
     ----------------------------

Item 1.  Legal Proceedings

          The information set forth in Footnote 4 to the Notes to Consolidated Financial Statements included herein is hereby incorporated by reference.

Item 2.  Changes in Securities and Use of Proceeds

          The information set forth in the first paragraph of Footnote 6 to the Notes to Consolidated Financial Statements included herein is hereby incorporated by reference.


Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits:

            Exhibit
              No.                              Description of Exhibit
            -------                            ----------------------

             27.1                Financial Data Schedule

         (b)    Reports on Form 8-K:

                     During the quarter ended September 30, 1999, the Registrant filed the following Current Reports on Form 8-K:

                (i) On July 19, 1999, Cephalon, Inc. filed (i) Amendment No. 2 to License Agreement dated January 3, 1994 between the Registrant and Laboratoire L. Lafon and (ii) Amendment No. 2 to Trademark Agreement dated August 23, 1995 between the Registrant and Genelco S.A. which were not previously filed.

                (ii) On August 3, 1999, Cephalon, Inc. re-filed (i) Amendment No. 2 to License Agreement dated January 3, 1994 between the Registrant and Laboratoire L. Lafon and (ii) Amendment No. 2 to Trademark Agreement dated August 23, 1995 between the Registrant and Genelco S.A. to reinstate portions of the exhibits that were redacted in the previous filing.

                (iii) On August 18, 1999, Cephalon, Inc. filed a Current Report on Form 8-K for the following events:

                            On August 5, 1999, Cephalon announced that it intended, subject to market and other conditions, to raise $100 million, excluding the proceeds of the over-allotment option, through an offering of convertible exchangeable preferred stock.

                            On August 13, 1999, Cephalon announced that it had entered into a purchase agreement providing for the sale to certain initial purchases of 2,000,000 shares of convertible exchangeable preferred stock at $50 per share in a private offering to certain institutional investors expected to close August 18, 1999.

                (iv) On September 28, 1999, Cephalon, Inc. announced that the initial purchasers of its previously announced offering of 2,000,000 shares of convertible exchangeable preferred stock at $50 per share have exercised in full the over-allotment option.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CEPHALON, INC.
                                       (Registrant)



November 12, 1999                By /s/ Frank Baldino, Jr., Ph.D.
                                    --------------------------------


                                        Frank Baldino, Jr., Ph.D.
                                        President, Chief
                                        Executive Officer and Director
                                        (Principal executive officer)




                                 By /s/ J. Kevin Buchi
                                    -------------------------------
                                        J. Kevin Buchi
                                        Senior Vice President,
                                        Chief Financial Officer
                                        (Principal financial and accounting
                                        officer)