Form 10-K405
period 1999-12-31
CEPHALON INC
filed 2000-03-30
CIK 873364

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from       to

                        Commission File Number 0-19119

                                Cephalon, Inc.
            (Exact name of registrant as specified in its charter)

                 Delaware                                   23-2484489
      (State or other jurisdiction of                    (I.R.S. Employer
      Incorporation or Organization)                    Identification No.)

          145 Brandywine Parkway,
        West Chester, Pennsylvania                          19380-4245
 (Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code: (610) 344-0200

          Securities registered pursuant to Section 12(b) of the Act:

          Title of                                        Name of each
         each class                               exchange on which registered
         ----------                               ----------------------------
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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $1,193,374,192. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the Nasdaq National Market on March 21, 2000. For purposes of making this calculation only, the registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than ten percent of the Common Stock of the Company.

  The number of shares of the registrant's Common Stock outstanding as of March 21, 2000 was 33,264,686.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive proxy statement for its 2000 annual meeting of stockholders are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

 ITEM 1.    Business.....................................................     3
 ITEM 2.    Properties...................................................    19
 ITEM 3.    Legal Proceedings............................................    19
 ITEM 4.    Submission of Matters to a Vote of Security Holders..........    20

                                    PART II

 ITEM 5.    Market for Registrant's Common Equity and Related Stockholder
            Matters......................................................    21
 ITEM 6.    Selected Consolidated Financial Data.........................    22
 ITEM 7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................    23
 ITEM 7A.   Quantitative and Qualitative Disclosure About Market Risk....    36
 ITEM 8.    Financial Statements and Supplementary Data..................    37
 ITEM 9.    Changes In and Disagreements with Accountants on Accounting
            and Financial Disclosure ....................................    54

                                    PART III

 ITEM 10.   Directors and Executive Officers of the Registrant...........    54
 ITEM 11.   Executive Compensation.......................................    56
 ITEM 12.   Security Ownership of Certain Beneficial Owners and
            Management...................................................    56
 ITEM 13.   Certain Relationships and Related Transactions...............    56

                                    PART IV

 ITEM 14.   Exhibits, Financial Statement Schedules, and Reports on Form
            8-K..........................................................    57

 SIGNATURES .............................................................    63

                                    PART I

ITEM 1. BUSINESS

  In addition to historical facts or statements of current condition, this report contains forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. These may include statements regarding anticipated scientific progress in our research programs, development of potential pharmaceutical products, prospects for regulatory approval, manufacturing capabilities, market prospects for our products, sales and earnings projections, and other statements regarding matters that are not historical facts. Some of these forward-looking statements may be identified by the use of words in the statements such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" or other words and terms of similar meaning. Our performance and financial results could differ materially from those reflected in these forward-looking statements due to general financial, economic, regulatory and political conditions affecting the biotechnology and pharmaceutical industries as well as more specific risks and uncertainties such as those set forth above and in this report. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you should not rely on any such forward-looking statements. Furthermore, we do not intend (and we are not obligated) to update publicly any forward-looking statements. Risks that we anticipate are discussed in more detail in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Risks Related to Our Business." This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

  We market PROVIGIL(R) (modafinil) Tablets [C-IV] for treating excessive daytime sleepiness associated with narcolepsy. We began marketing the product in the United States in 1999, and also market the product in the United Kingdom, the Republic of Ireland and Austria. In addition, we hold commercial rights to PROVIGIL in Italy, Switzerland, Latin America, Japan, South Korea and Taiwan; in these territories, we either are collaborating with, or seeking to collaborate with, a corporate partner to develop and further market the product.

  We have an ongoing clinical program to explore the utility of PROVIGIL in treating excessive daytime sleepiness and fatigue associated with disorders other than narcolepsy. We have completed studies using PROVIGIL in patients suffering from fatigue associated with multiple sclerosis, and excessive daytime sleepiness due to obstructive sleep apnea, as well as a study to demonstrate improvement in performance and alertness in a simulated shiftwork environment. We have initiated a study to investigate PROVIGIL's use in treating attention deficit hyperactivity disorder in adults and a second study in obstructive sleep apnea. Depending upon the results of our studies and discussions with the Food and Drug Administration, or FDA, we may decide to pursue regulatory approval to market PROVIGIL for a range of indications, each of which would require us to successfully complete additional clinical studies. Our future success is highly dependent on the commercial success of PROVIGIL in the United States.

  In addition to our clinical program focused on PROVIGIL, we have other significant research programs that seek to discover and develop treatments for neurological and oncological disorders. We have formed alliances with TAP Holdings, Inc. and Schwarz Pharma AG for the development of signal transduction modulators to treat cancers, including prostate and pancreatic cancers. TAP has completed two Phase I clinical studies and recently initiated a Phase II clinical program in patients with prostate cancer, using the program's orally administered lead molecule, CEP-701. Schwarz Pharma is expected to initiate clinical studies in Europe in 2000 using CEP-701. We are collaborating with H. Lundbeck A/S for the development of signal transduction modulators to treat neurodegenerative disorders, including Parkinson's and Alzheimer's diseases. Cephalon and Lundbeck have initiated a Phase I clinical study using the program's orally administered lead molecule, CEP-1347. In addition, we are collaborating with Leo Pharmaceuticals for the development of gene transcription regulators for the treatment of Alzheimer's disease.

  We also enter into collaborative commercial arrangements where we market the products of third parties. In June 1999, we entered into an agreement with Abbott Laboratories, Inc. to market and further develop GABITRIL(R) (tiagabine hydrochloride), an adjunctive treatment for partial seizures associated with epilepsy.

COMMERCIAL PRODUCTS

       Product                          Indication                     Status
-------------------------------------------------------------------------------
  PROVIGIL(1)....... Excessive daytime sleepiness (EDS) in narcolepsy Marketed

                     EDS in obstructive sleep apnea (OSA)             Phase III
                     and other disorders

                     Fatigue in multiple sclerosis (MS)               Phase II

                     Attention deficit hyperactivity disorder (ADHD)  Phase II

  GABITRIL(2)....... Epilepsy                                         Marketed

  STADOL NS(3)...... Migraine pain                                    Marketed

  APOKINON(4)....... Parkinson's Disease                              Marketed

(1) We acquired from Laboratoire L. Lafon rights to develop and market PROVIGIL in Italy, Latin America, the Republic of Ireland, the United Kingdom, the United States, Japan and several other countries in Asia. We granted certain rights in Italy and Japan to Dompe S.p.A. and Azwell, Inc., respectively. We acquired rights to market and promote PROVIGIL in Austria and Switzerland from Merckle GmbH, another licensee of Lafon.

(2) In the United States, we co-market and co-develop GABITRIL(R) (tiagabine hydrochloride), a proprietary product of Abbott Laboratories, Inc.

(3) In the United States, we promote and market STADOL NS(R) (butorphanol tartrate), a proprietary product of Bristol-Myers Squibb Company.

(4) In France, we promote and market APOKINON(R) (apomorphine hydrochloride), a proprietary product of Laboratoire Aguettant S.A.

PROVIGIL

 Narcolepsy

  Narcolepsy is a debilitating, lifelong disorder that often originates in late childhood. Its most notable symptom is an uncontrollable propensity to fall asleep during the day. There is no cure for narcolepsy, which is estimated to affect over 125,000 people in the United States, of which approximately 45,000 are believed to currently seek treatment from a physician. We believe that there is a proportionate incidence of narcolepsy in the other territories in which we have obtained a license, but the relative extent of diagnosis and treatment in those other countries varies and is believed to be not as high as it is in the United States.

  We conducted two Phase III, double-blind, placebo-controlled, nine-week multi-center studies of PROVIGIL with more than 550 patients who met the American Sleep Disorders Association criteria for narcolepsy. Subjects in both studies were randomized to a daily dose of PROVIGIL 200 mg, PROVIGIL 400 mg, or placebo. Both studies demonstrated improvement in objective and subjective measures of excessive daytime sleepiness for both the 200 mg and 400 mg doses compared to placebo. PROVIGIL was found to be generally well tolerated, with a low incidence of adverse events relative to placebo. Most adverse events were mild to moderate; the most commonly observed were headache, infection, nausea, nervousness, anxiety, and insomnia. No specific symptoms of withdrawal were observed after discontinuation of PROVIGIL therapy. The FDA approved dosing is 200 mg once daily.

 Disorders other than narcolepsy

  Due to the proven efficacy of PROVIGIL in reducing excessive daytime sleepiness, or EDS, associated with narcolepsy, we believe that PROVIGIL may have utility in treating sleepiness and fatigue in disorders other than narcolepsy. Our ongoing clinical program focuses on exploring PROVIGIL's potential use in treating fatigue associated with neurological disorders such as multiple sclerosis, EDS associated with sleep disorders such as obstructive sleep apnea, hypersomnia and shiftwork/circadian rhythm disorders and attention deficit hyperactivity disorder. We can not be sure that we will receive regulatory approval for any indication beyond EDS associated with narcolepsy. Under current FDA regulations, we are limited in our ability to promote PROVIGIL outside its approved use.

   . EDS in Obstructive Sleep Apnea

    Individuals with obstructive sleep apnea, or OSA, experience frequent awakenings, sometimes occurring hundreds of times during the night as a result of blockage of the airway passage during sleep. OSA afflicts more than 12 million Americans, of whom approximately 1 million are currently treated. Patients suffering from OSA may be excessively sleepy during the day because of disruption to their normal sleep cycle, even when the underlying disease is treated. We have completed a multi-center, double-blind, placebo-controlled study in the United States which demonstrated that PROVIGIL reduced the daytime sleepiness in these patients in a statistically significant manner.

   . EDS in Shiftwork/Circadian Rhythm Disorders

    Because shift workers typically work during the night, they often experience a disruption in their sleep/wake cycle, which can lead to impaired performance. Many industrial accidents occur at night and have been at least partially attributable to operator fatigue. According to the U.S. Department of Labor, approximately 14 million Americans are shift workers. We have completed a placebo-controlled simulated shiftwork study that showed that 200mg of PROVIGIL promoted alertness and improved performance as measured by several validated scales. These data were statistically significant.

   . Fatigue in Multiple Sclerosis

    Patients suffering from multiple sclerosis may suffer from fatigue and sleepiness caused either by their disease or by the therapeutics used to treat it. Approximately 80% of the 250,000--350,000 people with multiple sclerosis experience fatigue; in many patients, fatigue may be the most prominent and disabling symptom. We have completed a placebo-controlled multiple sclerosis fatigue study that showed that 200mg of PROVIGIL reduced fatigue in those patients. This reduction was statistically significant as measured by several validated fatigue rating scales.

   . Attention Deficit Hyperactivity Disorder

    Attention deficit hyperactivity disorder, or ADHD, is characterized by an inability to concentrate on tasks and may lead to disruptive behavior, especially in children. ADHD afflicts 7 million Americans, of whom approximately 1.5 million are currently treated. We are conducting a multi-center, double-blind, placebo-controlled study with PROVIGIL in adult sufferers of ADHD.

PROVIGIL: Collaborations

   . Laboratoire L. Lafon

    Under our agreements with Lafon, a French pharmaceutical company, we have obtained an exclusive license to develop, market and sell PROVIGIL in Italy, Japan, Latin America, the Republic of Ireland, the United Kingdom, the United States and several countries in Asia. Under the agreements, Lafon supplies bulk modafinil compound, the active drug substance in PROVIGIL, for our commercial use at a purchase price equal to a percentage of net product sales. In addition, we pay trademark and license royalties, which also are calculated as a percentage of net product sales.

   . Azwell, Inc.

    In June 1998, we entered into an agreement with Azwell, a Japanese pharmaceutical company, to develop and market PROVIGIL in Japan. Azwell is responsible for funding product development activities, conducting clinical trials and seeking authorization to market PROVIGIL in Japan. We will supply bulk modafinil compound to Azwell for use in Japanese clinical trials, which are expected to commence in 2000. We will receive a percentage of net product sales as a license royalty and in exchange for supplying bulk compound for commercial use. We also will receive payments upon the achievement of certain milestones. The agreement with Azwell expires ten years from the date of initial commercial sale.

  .Dompe S.p.A.

    In June 1998, we entered into an agreement with Dompe, an Italian pharmaceutical company, under which we granted Dompe the right to market, sell and distribute PROVIGIL in Italy. We jointly manage regulatory matters and Dompe is obligated to fund a minimum of promotional activities during the first two years following commercial launch. We supply finished product to Dompe for a purchase price equal to a percentage of net product sales. The agreement with Dompe has an initial term of ten years and automatically renews for successive two-year periods unless terminated by either party upon 180 days notice prior to the expiration.

  .Merckle GmbH

    In October 1998, we entered into an agreement with Merckle, a German pharmaceutical company, under which we obtained the rights to market and promote PROVIGIL in Austria and Switzerland for the treatment of narcolepsy. Under the agreement, we are responsible for promoting and marketing the product while Merckle retains responsibility for all other activities. We receive quarterly compensation from Merckle based on sales levels achieved. The agreement with Merckle has a ten-year term.

GABITRIL

 Epilepsy

  Epilepsy is a chronic disorder characterized by seizures that cause sudden, involuntary, time limited alteration in behavior including a change in motor activity, autonomic function, consciousness, or sensation which is accompanied by an abnormal electrical discharge in the brain. A partial seizure arises from a disorder emanating from a distinct, identifiable region of the brain and produces a given set of symptoms depending on the area of onset. A general seizure arises from a general dysfunction of biochemical mechanisms throughout the brain and may produce different types of convulsions. Epilepsy usually begins in early childhood, but can appear at any time during an individual's lifespan. It is estimated that more than 2 million Americans suffer from epilepsy, of which approximately 1.4 million are treated by physicians.

 Abbott Laboratories, Inc.

  In June 1999, we entered into a collaborative agreement with Abbott to market and further develop GABITRIL(R) (tiagabine hydrochloride) in the United States. GABITRIL is an antiepilepsy drug used as adjunctive therapy in the treatment of partial seizures. Under the agreement, we are required to make calls on physicians and contribute to marketing and clinical trial activities for GABITRIL. In exchange, we receive quarterly compensation from Abbott calculated as a percentage of sales in excess of a base amount. The agreement expires in April 2010 unless extended by mutual agreement.

Other Commercial Collaborations

 Bristol-Myers Squibb Company

  In July 1994, we entered into a co-promotion agreement with Bristol-Myers to promote and market STADOL NS(R) (butorphanol tartrate) to neurologists in the United States. STADOL NS is indicated for the management of pain when the use of an opioid analgesic is appropriate. We receive compensation from Bristol-Myers equal to a percentage of total STADOL NS sales attributed to prescriptions written by neurologists which exceeds a predetermined base amount. This agreement expires at the end of December 2000. We may terminate this agreement upon 90 days notice.

 Laboratoire Aguettant S.A.

  In December 1997, we entered into an agreement with Aguettant to promote and market APOKINON(R) (apomorphine hydrochloride) to neurologists in France. APOKINON, which is injected subcutaneously by a unique metered dose injection, is indicated for the treatment of levadopa therapy fluctuations common in late-stage Parkinson's disease. In return for marketing rights, we make annual payments to Aguettant during the first five years of the agreement. We receive quarterly compensation from Aguettant primarily based on a rate per unit of APOKINON sold. The ten-year agreement automatically renews for successive one-year periods unless terminated by either party upon 90 days notice.

RESEARCH AND DEVELOPMENT

  Our research and development efforts focus primarily on two areas: neurodegenerative disorders and cancers. Neurodegenerative disorders are characterized by the death of neurons (the specialized conducting cells of the nervous system) that results in the loss of certain functions such as memory and motor coordination. Cancers are characterized by the uncontrolled proliferation of cells that form tumors. Our research strategy has focused on understanding the intracellular molecular events that underlie the processes of cell proliferation, cell survival and cell death. We utilize our technical expertise in molecular biology, molecular pharmacology, biochemistry, cell biology, tumor biology and chemistry to create novel, orally active, synthetic molecules to inhibit key targets in intracellular pathways that govern cell proliferation, survival and death. These novel molecules are designed to (i) enhance the survival of neurons, thereby intervening in the progression of neurodegenerative disease or (ii) facilitate the death of tumor cells leading to new therapies in oncology.

  We believe that our technology facilitates the development of a portfolio of potential products for the treatment of (i) neurological disorders in which neuronal death is a primary pathology such as Parkinson's disease, Alzheimer's disease and stroke, and (ii) oncological disorders where cellular proliferation is a primary pathology such as prostate cancer, pancreatic cancer and a variety of other cancers. Our research programs currently focus on four core technology areas: signal transduction modulators, gene transcription regulators, protease inhibitors and neurotrophic factors.

        Program               Indication       Status(1)        Commercial Rights
---------------------------------------------------------------------------------------
Signal Transduction      Parkinson's and      Phase I     Cephalon/Lundbeck/Kyowa Hakko
 Modulators............. Alzheimer's diseases

                         Prostate and         Phase II    Cephalon/TAP/Kyowa
                         pancreatic cancer                Hakko/Schwarz Pharma

                         Solid tumors         Development Cephalon

Gene Transcription
 Regulators............. Alzheimer's disease  Development Cephalon/Leo

Protease Inhibitors..... Alzheimer's disease  Research    Cephalon

                         Stroke               Research    Cephalon

Neurotrophic Factors
 (MYOTROPHIN) .......... ALS                  NDA(2)      Cephalon/Chiron/Kyowa Hakko

--------
(1) "Research" includes the identification of novel molecular targets, development of assay systems, discovery and evaluation of prototype compounds in vitro and in vivo. "Development" includes product formulation, toxicology and additional animal testing of a lead compound. "Phase I" clinical trials involves administration of a product to a limited number of subjects to assess safety, pharmacokinetics and determine appropriate dosage. "Phase II" clinical trials generally involve administration of a product to a limited number of patients with a particular disorder to determine dosage, efficacy and safety. "Phase III" clinical trials generally examine the clinical efficacy and safety of a product in an expanded patient population at multiple clinical sites. "NDA" indicates that a new drug application has been filed with the FDA in the United States for the treatment of the indication listed. See "Government Regulation."

(2) We have conducted clinical trials using MYOTROPHIN(R) (mecasermin) Injection in amyotrophic lateral sclerosis, or ALS, patients in North America and Europe. In February 1997 Cephalon and Chiron submitted an NDA to the FDA for approval to market MYOTROPHIN in the United States for the treatment of ALS. In May 1998 the FDA issued a letter stating that the NDA was "potentially approvable," under certain conditions. At this time, we do not believe those conditions can be met without conducting an additional Phase III clinical study.

Signal Transduction Modulators

  Survival of cells, including neurons, is regulated and influenced by factors that exert differential effects on the cell by promoting cell survival or inducing cell death through activation of intracellular signaling pathways. Once activated, these pathways initiate a series of biochemical events, controlled in large part by intracellular kinases, that regulate the molecular pathways of survival or death. Our signal transduction modulator program focuses on identifying small molecules that modulate these signal transduction events.

 Neurology

  In neurodegenerative disorders where neuronal death is a primary pathology and results in the clinical condition, a growing body of research suggests that specific molecular processes are activated which leads to progressive neuronal death. Thus, inhibition of these molecular events in death-promoting pathways provides novel therapeutic targets for molecules. Our research, as well as research conducted by others in the field, has demonstrated that a specific pathway, known as the stress activated protein kinase pathway, is integral in the cell death process. We have developed an extensive proprietary library of molecules that inhibit the activation of this stress activated protein kinase pathway by inhibiting several related kinases known as mixed lineage kinases, or MLKs. We have established that inhibition of the activation of MLKs blocks the cell death process and enhances the survival of neurons, in vitro and in vivo, where damage has been induced by a variety of harmful stimuli. We are pursuing the development of these molecules for the treatment of Alzheimer's disease, Parkinson's disease and other neurodegenerative disorders.

   . Alzheimer's and Parkinson's Diseases

    Alzheimer's disease is an intractable, chronic, and progressively incapacitating disease characterized by the presence of core neurotic plaques, neurofibrillary tangles and gliosis in the brain that are associated with significant death and dysfunction of several types of neuronal populations. Patients afflicted with this disease become severely demented. Alzheimer's disease afflicts an estimated 5% to 10% of the population over the age of 65, or approximately 4 million Americans, with more than 100,000 new cases diagnosed each year. The age-dependent nature of the disorder suggests that an increasing percentage of the population may be affected as the population ages. Parkinson's disease is a progressive disorder of the central nervous system affecting over 1 million Americans. The primary pathology of the disease is caused by the degeneration of the pigmented neurons in the substantia nigra of the brain, resulting in a decrease in the dopamine neurotransmitter. This results in the primary clinical symptoms of decrease in spontaneous movements, gait difficulty, postural instability, rigidity and tremor.

    Several of the MLK inhibitors have been shown to prevent neuronal death in vitro and in several models of neuronal death in vivo. One of these compounds, CEP-1347, currently is in development for use as a potential treatment for Parkinson's disease. In preclinical models of Parkinson's disease, CEP-1347 has demonstrated therapeutic potential in the treatment and prevention of the pathological and behavioral consequences of this disease. In rodents and non-human primate models, treatment with CEP-1347 protected against loss of dopamine neurons in regions of the brain affected in Parkinson's disease and prevented the appearance of behavioral symptoms associated with loss of dopamine neurons. Cephalon and Lundbeck have recently initiated a Phase I clinical study using CEP-1347. CEP-1347 is licensed under our agreement with Kyowa Hakko.

 Oncology

  In normal tissues, cellular proliferation is balanced by cellular death and these processes are governed in part by a class of soluble protein molecules (growth factors) that serve as communication signals between cells. Cancer is a disease of uncontrolled proliferation of cells that may sometimes be linked to inappropriate signaling from specific growth factor receptors. Many of these growth factors bind to specific cell surface receptors (or receptor kinases) and initiate intracellular signals that maintain cell survival and/or direct the cell to proliferate. Inhibition of these receptor kinases provides a unique therapeutic strategy for treating a variety of oncological disorders and provides the opportunity for treatment without the undesirable effects on other organ systems produced by traditional chemotherapeutics.

   . Prostate and Pancreatic Cancer

    Prostate cancer is the most common form of cancer in men, affecting approximately 1 million men in the United States, and is the second leading cause of cancer death in men. Pancreatic cancer results in approximately 35,000 deaths in men and women each year in the United States. Research conducted with our collaborators has demonstrated that the nerve growth factor, or NGF, and its receptor tyrosine kinase, or trk, may play an integral role in the development and propagation of hormone dependent and independent cancer and also in pancreatic cancer.

    We have synthesized a class of small, orally active molecules that are selective inhibitors of trk, thus, antagonizing the "survival" signal elicited by this receptor. In preclinical models, we have demonstrated that these selective trk inhibitors inhibit tumor growth in a variety of prostate and pancreatic cancer models.

    We have entered into two collaborations to develop these trk inhibitors for the treatment of prostate disorders and other cancers: (i) with TAP in the United States and (ii) with Schwarz Pharma in Europe. In the United States, TAP has completed two Phase I clinical studies and has initiated a Phase II clinical program in patients with prostate cancer using the program's orally administered lead molecule, CEP-701. Schwarz Pharma is expected to initiate Phase II clinical studies in Europe in 2000 using CEP-
  701. Some of the molecules covered under our agreement with TAP and Schwarz Pharma are licensed under our agreement with Kyowa Hakko.

   . Solid Tumors

    As tumor cells aggregate, they promote the formation of new blood vessels that provide nutrients to the growing tumor. This process is called angiogenesis. Angiogenesis is mediated by a number of factors but appears to be particularly dependent upon the vascular endothelial growth factor, or VEGF. As a result, we believe that inhibitors of the receptor kinase for this growth factor have potential utility in the treatment of solid tumors.

    We have synthesized a number of proprietary orally active molecules, which are potent and selective inhibitors of the VEGF receptor kinase. These molecules have been shown to slow the growth of certain tumors when used in vivo. We have selected one of these molecules as a candidate for further development.

 Signal Transduction Modulators: Collaborations

   . Kyowa Hakko Kogyo Co., Ltd.

    In May 1992, we licensed from Kyowa Hakko patent and other intellectual property rights to a specific class of small molecules that we have identified as signal transduction modulators, two of which are currently in clinical trials. We are developing CEP-1347 for use in the treatment of neurological disorders and CEP-701 for the treatment of cancers.

    We have exclusive marketing rights to CEP-701 in North America and Europe, and we are developing this compound for the treatment of prostate and pancreatic cancer; Kyowa Hakko retains exclusive marketing rights to this compound in Asia. We have sublicensed our rights to CEP-701 in Europe to Schwarz Pharma and in the United States to TAP. We have exclusive marketing rights to CEP-1347 in North America and semi-exclusive rights to CEP-1347 in Europe, and we are seeking to develop this compound for the treatment of neurological disorders; Cephalon and Kyowa Hakko each hold semi-exclusive marketing rights to CEP-701 and CEP-1347 throughout the rest of the world, including Japan. We have sublicensed our rights to CEP-1347 in Europe to Lundbeck. We will pay Kyowa Hakko a royalty on all net product sales of pharmaceutical products containing the compounds. We recently agreed with Kyowa Hakko to modify the related supply agreement so that we will be responsible for supplying the compounds under development. We have selected another manufacturer to produce these compounds and Kyowa Hakko is working with us to transfer the applicable manufacturing technology to this third party.

  . TAP Holdings, Inc.

    In May 1994, Cephalon and TAP entered into a licensing and research and development collaboration to develop and commercialize certain compounds, including CEP-701, for the treatment of prostate disorders and other cancers in the United States.

    Under the terms of the agreement, we perform research and preclinical development of these compounds for which we are compensated quarterly by TAP. Compensation is based on a contract rate per individual assigned to the program for that quarter and also includes reimbursement of certain external costs. TAP is responsible for conducting and funding all clinical trials in the United States and activities required for regulatory submissions for U.S. marketing approval. The agreement provides for TAP to make milestone payments to us upon the submission and approval of new drug applications that may emanate from the collaboration and to purchase commercial supplies of product from us at a price equal to a fixed percentage of net product sales plus royalties on net product sales. The research under the agreement may be extended for one-year periods. TAP may terminate the research under the agreement upon 90 days notice prior to expiration.

  . H. Lundbeck A/S

    In May 1999, Cephalon and Lundbeck entered into a collaborative agreement to discover, develop and market products to treat neurodegenerative disorders, such as Parkinson's and Alzheimer's diseases. The compounds include CEP-1347 and other proprietary orally active small molecules that inhibit specific processes associated with the death of neurons.

    Under the terms of the agreement, Lundbeck paid a non-refundable license fee and is responsible for the costs of research and development through Phase I clinical testing as well as reimbursing us for certain program related costs. The companies will share the costs of later stage clinical trials. Lundbeck is responsible for commercialization in Europe and certain other territories while we retain exclusive marketing rights in the United States. The agreement provides for Lundbeck to make milestone payments and to pay royalties on net product sales in Europe. Lundbeck may terminate the agreement after one year upon 30 days prior notice.

  . Schwarz Pharma AG

    In December 1999, Cephalon and Schwarz Pharma, a German pharmaceutical company, entered into a licensing agreement under which we granted to Schwarz Pharma our rights to develop and market CEP-701 for the treatment of prostate and other cancers in Europe and several other countries outside the United States. We also granted to Schwarz Pharma an option to acquire rights to develop and market other compounds that we are developing.

    Under the terms of the agreement, Schwarz Pharma paid a non-refundable license fee and is responsible for funding specified levels of product development, including conducting clinical trials and seeking regulatory approval in the territories. We are responsible for providing Schwarz Pharma with data resulting from the conduct of our research and development program with TAP. We also are responsible for supplying clinical supplies at cost and commercial supplies for a percentage of net sales. The agreement provides for Schwarz Pharma to make milestone payments and to pay royalties on net product sales in the territories. Schwarz Pharma may terminate the agreement upon six months prior notice up until commercial launch of a product in the territory or upon twelve months prior notice at any time thereafter.

Gene Transcription Regulators

  Neurotrophic factors have been shown to promote the survival of neurons (see "Neurotrophic Factors"). In particular, nerve growth factor, or NGF, has been shown to promote the survival of one population of neurons that is seriously compromised in Alzheimer's disease. Unfortunately, NGF cannot cross the blood-brain barrier and, as a result, has to be administered through invasive means. The inability of systemically administered trophic factors to cross the blood-brain barrier must be overcome in order to address disorders of the central nervous system, or CNS, where the neurons as well as their axonal projections lie within the blood-brain barrier. We are developing a proprietary series of molecules that have demonstrated the ability to enhance the endogenous expression in the CNS of nerve growth factor and other growth factors. These molecules are believed to influence gene transcription by binding to a receptor in neurons that is widely distributed in the brain. These orally active small molecules cross the blood-brain barrier and initiate transcriptional events at the genes responsible for the production of certain neurologically active factors within the CNS. Elevating levels of neurotrophic factors in the CNS through the regulation of gene transcription may provide a way to circumvent the blood-brain barrier as a limitation on the potential of neurotrophic proteins to treat neurodegenerative disorders. Such agents may have therapeutic potential in disorders such as Alzheimer's disease.

Gene Transcription Regulators: Collaborations

  . Leo Pharmaceutical Products, Ltd.

    In November 1996, Cephalon and Leo entered into an agreement to collaborate in the development of gene transcription regulators for potential use in the treatment of neurological disorders.

    Under this agreement, we will use our proprietary technology to evaluate molecules synthesized by Leo. Cephalon and Leo intend to jointly develop selected products and will share the cost of development. Leo is responsible for the cost of Phase I studies, we are responsible for the cost of Phase II, and we will both share equally in the cost of Phase III. We will have the exclusive rights to market and sell jointly developed products in the United States and Mexico in the neurological field; in return, we will pay to Leo a percentage of net sales as a royalty and for the supply of product. We will receive a royalty from Leo's net sales of jointly developed products in other territories. A lead molecule has been identified for development as a potential treatment for Alzheimer's disease.

Protease Inhibitors

  A protease is a naturally occurring enzyme that is responsible for the processing or cleavage of a protein. Certain proteases have been implicated in the pathogenesis of neurodegenerative disorders, either directly by causing neuronal death or indirectly by cleaving proteins into smaller peptide fragments that threaten the survival of neurons. We have developed expertise in identifying, isolating and assaying specific types of proteases believed to be involved in certain neurodegenerative disorders. In addition, our expertise in chemistry has enabled the synthesis of molecules that, in preclinical studies, specifically inhibit the action of these proteases. In the past, we have focused on developing small molecule therapeutics that inhibit the actions of the protease calpain, which is thought to play a role in causing the neuronal damage associated with stroke. We also have focused on developing other compounds that inhibit the protease gamma-secretase, which plays a pivotal role in the production of the toxic beta-amyloid protein associated with the degeneration in Alzheimer's disease. We believe that this core technology can be applied to any number of proteases and disorders.

Neurotrophic Factors (MYOTROPHIN)

  A major advance in neuroscience was the discovery of naturally occurring proteins, referred to as neurotrophic, trophic or growth factors, that promote the survival of neurons. Several different neurotrophic factors have been identified that affect the survival of different types of neurons. Our development efforts in this area focus on using the neurotrophic factor, MYOTROPHIN, in disorders such as amyotrophic lateral sclerosis, or ALS and peripheral neuropathies, where the projections of the damaged neurons lie or extend outside the blood-brain barrier and are therefore accessible to trophic factors.

 Amyotrophic Lateral Sclerosis

  Amyotrophic lateral sclerosis is a fatal disorder of the nervous system characterized by the chronic, progressive degeneration of motor neurons. It is the loss of the spinal (lower) motor neurons that leads to muscle weakness, muscle atrophy and, eventually, to the patient's death. The disease usually progresses over a three to five-year period, with death usually resulting from loss of respiratory muscle control rendering the patient unable to breathe. ALS affects approximately 15,000-20,000 people in the United States. We believe that there is a proportionate incidence of ALS in the populations of Europe and Japan.

  We have conducted clinical trials using MYOTROPHIN in ALS patients in North America and Europe. In February 1997, Cephalon and Chiron submitted an NDA to the FDA for approval to market MYOTROPHIN in the United States for the treatment of ALS. In May 1998, the FDA issued a letter stating that the NDA was "potentially approvable," under certain conditions. At this time, we do not believe those conditions can be met without conducting an additional Phase III clinical study.

Neurotrophic Factors (MYOTROPHIN): Collaborations

   . Cephalon Clinical Partners, L.P.

    In August 1992, we exclusively licensed our rights to MYOTROPHIN for human therapeutic use within the United States, Canada and Europe to Cephalon Clinical Partners, L.P., or CCP. We perform any development and clinical testing of MYOTROPHIN on behalf of CCP under a research and development agreement with CCP.

    CCP has granted us an exclusive license to manufacture and market MYOTROPHIN for human therapeutic use within the United States, Canada and Europe in return for royalty payments equal to a percentage of product sales and a milestone payment of approximately $16 million that will be made if MYOTROPHIN receives regulatory approval.

    We have a contractual option to purchase all of the limited partnership interests of CCP. To exercise this purchase option, we are required to make an advance payment of $40.3 million in cash or, at our election, $42.4 million in shares of common stock or a combination thereof. The purchase option will become exercisable upon the occurrence of certain events once sales activity commences. Should we discontinue development of MYOTROPHIN or if we do not exercise the purchase option, our license will terminate and all rights to manufacture or market MYOTROPHIN in the United States, Canada and Europe will revert to CCP, which may then commercialize MYOTROPHIN itself or license or assign its rights to a third party. In that event, we would not receive any benefits from such commercialization, license or assignment of rights.

   . Kyowa Hakko Kogyo Co., Ltd.

    In July 1993, we entered into an agreement with Kyowa Hakko providing for the development of MYOTROPHIN in Japan. Kyowa Hakko is responsible for funding product development activities, conducting clinical trials in ALS and seeking authorization to market MYOTROPHIN in Japan. We will supply MYOTROPHIN to Kyowa Hakko for commercial use in exchange for a percentage of net product sales. In addition, we are to receive certain licensing, milestone and royalty payments. Under certain circumstances, we have an option to co-promote MYOTROPHIN in Japan.

    We may terminate the agreement if (i) Kyowa Hakko fails to file for marketing approval of MYOTROPHIN in Japan within eight years from the date of the agreement, except where such failure is not within Kyowa Hakko's control, or (ii) if Kyowa Hakko discontinues the development of MYOTROPHIN because of a lack of safety or efficacy.

   . Chiron Corporation

    Since January 1994, Cephalon and Chiron have collaborated in the development of MYOTROPHIN for the treatment of ALS and certain other neurological disorders for commercialization in all countries of the world other than Japan. Through June 1998, the costs of the program had generally been shared equally by the two companies. Since that time, Cephalon and Chiron have funded their own program expenses.

    Cephalon and Chiron generally will share equally in all profits and losses from the marketing of MYOTROPHIN for the treatment of ALS and other neurological disorders in North America, the countries of the European Community and certain other western European countries. In addition, we will receive a royalty on sales of MYOTROPHIN in western Europe to treat ALS. Chiron will market the products in the collaboration's territories outside of North America and western Europe in return for royalties to the collaboration, which also will be shared equally by Cephalon and Chiron.

    Either party may terminate the collaboration if there is no reasonable basis for developing any of the collaboration's compounds. If we are the non-terminating party, we may continue to license the technology or require Chiron to supply product on a "cost plus" basis for a certain period of time. The agreement also is subject to termination if we do not exercise the CCP purchase option.

PATENTS AND PROPRIETARY TECHNOLOGIES

  An important part of our product development strategy is to seek protection for our products and technologies through the use of U.S. and foreign patents and trademarks. As described below, we hold rights to and have filed applications for various U.S. and foreign patents, though we cannot be certain that any of these patent applications will issue, or if issued, that they will not be challenged by third parties on the basis of invalidity or non-infringement, or that we will not be found to have infringed upon the rights of others in any case.

 PROVIGIL

  PROVIGIL(R) is a licensed trademark used in connection with pharmaceutical products containing modafinil as the active drug substance. The composition-of-matter patent was to have expired in 1998 in the United Kingdom and the United States; however, we have applied for extensions of the patent protection in those countries. We have been granted a Supplemental Protection Certificate for the United Kingdom patent covering modafinil, extending the protection afforded by this patent until March 30, 2003. In the United States, if we were to secure the maximum extension permitted under the terms of the U.S. Drug Price Competition and Patent Term Restoration Act of 1984, as amended, the composition-of-matter patent for modafinil would expire on November 18, 2001. We cannot be certain that we will receive this patent extension or that we will be able to take advantage of any other patent benefits of the patent restoration act. The composition-of-matter patent claiming modafinil as the active drug substance in PROVIGIL expired in 1998 in the Republic of Ireland, Japan, Italy and Mexico. Other than Italy, we do not believe that extension of the protection conferred by the modafinil composition-of-matter patent is possible in any other of our licensed territories.

  The particle size pharmaceutical composition of modafinil is claimed in our U.S. patent which was issued in 1997 and in our European patent which was granted in January 2000. These patents are currently set to expire on October 6, 2014 and October 4, 2015, respectively. Other foreign patents claiming the particle size pharmaceutical composition of modafinil are pending or issued in other territories. We have filed a reissue application in the United States in order to obtain broader coverage for the modafinil particle size patent. We also hold rights to a U.S. patent that issued in January 1993 for the use of PROVIGIL in treating Parkinson's disease and a U.S. patent issued in 1990 which claims the composition of certain isomers of PROVIGIL.

  Since modafinil is a new chemical entity, or NCE, PROVIGIL has been granted a five-year period of marketing exclusivity under FDA regulations, preventing the submission of an Abbreviated New Drug Application, or ANDA, for any pharmaceutical product containing modafinil for any indication for a period of five years following FDA approval. This exclusivity period expires in December, 2003. The FDA also has designated PROVIGIL as an orphan drug for use in the treatment of EDS associated with narcolepsy. This designation provides for a seven-year period of marketing exclusivity for PROVIGIL in this indication, and prevents the approval of an ANDA until December, 2005.

 MYOTROPHIN

  MYOTROPHIN(R) (mecasermin) Injection is our trademark for recombinant human insulin-like growth factor-I, known as rhIGF-I or IGF-I. We believe that the composition of rhIGF-I is in the public domain and therefore cannot be patented under a composition-of-matter patent. However, we own issued U.S., European, Canadian and Japanese patents which include claims covering the use of IGF-I for the treatment of diseases caused by the death of non-mitotic, cholinergic neurons, including motor neurons compromised in ALS. We also own U.S. patents claiming the use of IGF-I in treating certain types of peripheral neuropathies, and we have filed similar applications in Canada, Europe and Japan. We have filed patent applications in the United States, Canada, Europe and Japan covering the use of IGF-I in enhancing the survival of neuronal cells and use in multiple sclerosis. We also have issued patents and pending patent applications directed to manufacturing and purification processes, and we have obtained a license from SIBIA Neurosciences, Inc. to use certain patent rights and other technology related to the manufacture of rhIGF-I in certain strains of yeast host cells. The issued patents and all patent applications relating to IGF-I in the United States, Canada and Europe have been licensed to Cephalon Clinical Partners, L.P., or CCP. Subject to the rights of CCP, Cephalon and Chiron have agreed to cross-license all of their respective patents and patent applications related to IGF-I (excluding our rights under the SIBIA license, as to which Chiron has the option to sublicense) in the field of neurological diseases and disorders.

  Under our collaboration with Chiron, Chiron has the primary responsibility for manufacturing commercial supplies of MYOTROPHIN. Chiron is currently involved in interference proceedings with Genentech, Inc. concerning U.S. patent rights related to certain methods for manufacturing rhIGF-I. It is not known when or how these interference proceedings will ultimately conclude, or whether the issued claims will cover any portion of the current manufacturing process. We are aware of other patents and patent applications owned by third parties, which may cover certain aspects of the current method of manufacturing rhIGF-I. Cephalon and Chiron also intend to either seek licenses under any valid patents related to the manufacturing of rhIGF-I as required or, alternatively, modify the manufacturing process. We cannot be sure that, if required, such licenses can be obtained at all or on acceptable terms or that a modified manufacturing process can be implemented at all or without substantial cost or delay. If neither approach is feasible, we could be subject to a claim of patent infringement which, if successful, could prevent us from manufacturing or selling MYOTROPHIN in the United States.

  We are aware of an issued U.S. patent, and a granted European patent, both owned by Genentech, that claim the use of IGF-I in treating neuronal damage suffered after a central nervous system insult affecting glia and/or other non-cholinergic cells. We have filed an opposition against the granted European patent and also have initiated interference proceedings against the U.S. patent. We cannot predict the outcome of the opposition or the interference proceeding at this time. If the claims of the issued U.S. patent and the granted European patent are not otherwise invalid or unenforceable, or if the grant is not revoked by the European Patent Office, we could be prevented from selling MYOTROPHIN in the United States and Europe for uses of IGF-I claimed in the patents, unless we obtain a license to any granted or issued patents. We cannot be sure that a license could be obtained, or that any such license would be granted under terms acceptable to us.

  We also are aware of other third party patents and patent applications that claim the use of IGF-I in affecting a change in the central nervous system and use in diabetic neuropathy. These patents and applications may be construed to cover our commercial activities with IGF-I. We cannot be sure that licenses to such patents and applications could be obtained, or that any such license(s) would be granted under terms acceptable to us.

 Other Programs

  We also own issued and pending U.S. patents and applications claiming compositions and/or uses of certain kinase inhibitors including two novel classes of small molecules referred to as "indolocarbazoles" and "fused pyrrolocarbazoles." We have filed foreign counterparts of these patents in other countries, as appropriate. We also own issued and pending U.S. and foreign patents and applications claiming compositions and/or uses of inhibitors of certain proteases, including novel classes of small molecules for inhibition of calpain, and novel classes of small molecules for inhibition of the multicatalytic protease.

  Through collaborative agreements with researchers at several academic institutions, we have licenses to or the right to license, generally on an exclusive basis, patents and patent applications issued or filed in the United States and certain other countries arising under or related to such collaborations. We also have licensed U.S. and European composition-of-matter and use patents and applications for novel compositions under our collaborative agreement with Kyowa Hakko, including compositions and uses of certain indolocarbazoles for the treatment of pathological conditions of the prostate (including prostate cancer) and for the treatment of neurological disorders.

  We cannot be sure that any additional patents will be issued on any of the patent applications we own or license from third parties. Furthermore, even if such patents are issued, we cannot be sure that the validity of the patents would be upheld if challenged, that such patents would provide protection against competitive products or otherwise be commercially valuable, or that applications filed by others would not result in patents that would be infringed by the manufacture, use or sale of our products.

  Our products could infringe the patent rights of others. If licenses required under any such patents or proprietary rights of third parties are not obtained, we could encounter delays in product market introductions, or could find that the development, manufacture or sale of products requiring such licenses is foreclosed. In addition, patent litigation is both costly and time-consuming, even if the outcome is favorable to us. In the event that we are a defendant in such litigation, an adverse outcome would subject us to significant liabilities to third parties, require us to license disputed rights from third parties, or require us to cease selling our products.

  We also rely upon trade secrets and other unpatented proprietary information in our product development activities. Our employees enter into agreements providing for confidentiality and the assignment of rights to inventions made by them while employed by us. We also have entered into non-disclosure agreements to protect our confidential information delivered to third parties in conjunction with possible corporate collaborations and other purposes. We cannot be sure that these types of agreements will effectively prevent unauthorized disclosure of our confidential information.

MANUFACTURING AND PRODUCT SUPPLY

  Our ability to conduct clinical trials on a timely basis, to obtain regulatory approvals and to commercialize our products will depend in part upon our ability to manufacture our products, either directly or through third parties, at a competitive cost and in accordance with applicable FDA and other regulatory requirements, including current Good Manufacturing Practice, or cGMP, regulations. We do not own manufacturing facilities and we rely on third parties for all of our manufacturing requirements.

  We rely on Lafon for all of our requirements of bulk modafinil compound and upon third party manufacturers to provide final formulation, tabletting and packaging of PROVIGIL.

  We rely on Chiron for all of our manufacturing requirements for MYOTROPHIN.

  To date, we have relied on Kyowa Hakko to supply a key chemical intermediate for our signal transduction modulator programs; however, we recently agreed with Kyowa Hakko to modify the related supply agreements so that we will be responsible for supplying the compounds under development. We have contracted with another manufacturer to develop, scale-up and supply bulk intermediates and Kyowa Hakko is working with us to transfer the applicable manufacturing technology to this third party. This intermediate is supplied to Lundbeck for use in the synthesis of clinical and commercial supplies. It also is used to manufacture product for use in clinical trials, and ultimately for purposes of manufacturing commercial supplies under our agreements with TAP and Schwarz Pharma.

COMPETITION

  Large and small companies, academic institutions, governmental agencies, and other public and private research organizations conduct research, seek patent protection, and establish collaborative arrangements for product development in competition with us. Products developed by any of these entities may compete directly with those we develop or sell. Many of these companies and institutions have substantially greater capital resources, research and development staffs and facilities than us, and substantially greater experience in conducting clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. These entities represent significant competition for us. In addition, competitors who are developing products for the treatment of neurological or oncological disorders might succeed in developing technologies and products that are more effective than any that we develop or sell or that would render our technology and products obsolete or noncompetitive. Competition and innovation from these or other sources potentially could materially adversely affect any sales of products that might be developed or are currently being sold by us or make them obsolete. Advances in current treatment methods also may adversely affect the market for such products.

  With respect to PROVIGIL, there are several other products used for the treatment of narcolepsy in the United States and in our other licensed territories, all of which have been available for a number of years and many of which are available in inexpensive generic forms. We cannot be sure that we will be able to demonstrate the potential advantages of PROVIGIL to prescribing physicians and their patients on an absolute basis and/or in comparison to other presently marketed products.

GOVERNMENT REGULATION

  The manufacture and sale of therapeutics are subject to extensive regulation by U.S. and foreign governmental authorities. In particular, pharmaceutical products are subject to rigorous preclinical and clinical trials and other approval requirements by the FDA under the Federal Food, Drug, and Cosmetic Act and by analogous agencies in countries outside the United States.

  As an initial step in the FDA regulatory approval process, preclinical studies are typically conducted in animals to identify potential safety problems and, in some cases, evaluate potential efficacy. The results of the preclinical studies are submitted to regulatory authorities as a part of an investigational new drug application, or IND, that is filed with regulatory agencies prior to beginning studies in humans. However, for several of our drug candidates, no animal model exists that is potentially predictive of results in humans. As a result, no in vivo indication of efficacy is available until these drug candidates progress to human clinical trials.

  Clinical trials are typically conducted in three sequential phases, although the phases may overlap. Phase I typically begins with the initial introduction of the drug into human subjects prior to introduction into patients. In Phase I, the compound is tested for safety, dosage tolerance, absorption, biodistribution, metabolism, excretion and clinical pharmacology, as well as, if possible, to gain early information on effectiveness. Phase II typically involves studies in a small sample of the intended patient population to assess the efficacy of the drug for a specific indication, determine dose tolerance and the optimal dose range, and to gather additional information relating to safety and potential adverse effects. Phase III trials are undertaken to further evaluate clinical safety and efficacy in an expanded patient population, generally at multiple study sites, to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for physician labeling. Each trial is conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. In the United States, each protocol must be submitted to the FDA as part of the IND. Further, one or more independent Institutional Review Boards must evaluate each clinical study. The Institutional Review Board considers, among other things, ethical factors, the safety of the study, the adequacy of informed consent by human subjects, and the possible liability of the institution. Similar procedures and requirements must be fulfilled to conduct studies in other countries. The process of completing clinical trials for a new drug is likely to take a number of years and require the expenditure of substantial resources.

  Data from Phase II preclinical and Phase III clinical trials are submitted to the FDA in a new drug application or NDA for marketing approval and to foreign regulatory authorities under applicable requirements. Preparing an NDA or foreign application involves considerable data collection, verification, analyses and expense, and there can be no assurance that the applicable regulatory authority will grant an approval on a timely basis, if at all. The approval process is affected by a number of factors, including primarily the safety and efficacy demonstrated in clinical trials and the severity of the disease. Regulatory authorities may deny an application in their sole discretion, if they determine that applicable regulatory criteria have not been satisfied or if additional testing or information is required. One of the conditions for marketing approval is that a prospective manufacturer's quality control and manufacturing procedures conform to the cGMP regulations of the regulatory authority. In complying with these regulations, a manufacturer must continue to expend time, money and effort in the area of production, quality control and quality assurance to ensure full technical compliance. Manufacturing establishments, both foreign and domestic, also are subject to inspections by or under the authority of the FDA and by other federal, state, local or foreign agencies.

  Even after initial regulatory approval has been obtained, further studies, including Phase IV post-marketing studies, may be required to provide additional data on safety or for other reasons. Further studies will be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially approved. Results of post-marketing programs may limit or expand the further marketing of the products. Further, if there are any modifications to the drug, including any change in indication, manufacturing process, labeling or manufacturing facility, it may be necessary to submit an application seeking approval of such changes to the FDA or foreign regulatory authority. Moreover, marketed products are subject to continued regulatory oversight and the failure to comply with applicable regulations could result in financial penalties or other sanctions.

  Whether or not FDA approval has been obtained, approval of a product by regulatory authorities in foreign countries must be obtained prior to the commencement of commercial sales of the product in such countries. The requirements governing the conduct of clinical trials and product approvals vary widely from country to country, and the time required for approval may be longer or shorter than that required for FDA approval. Although there are procedures for unified filings for most European countries, in general, each country also has its own additional procedures and requirements, especially related to pricing of new pharmaceuticals. Further, the FDA regulates the export of products produced in the United States and, in some circumstances, may prohibit the export even if such products are approved for sale in other countries.

  In the United States, the Orphan Drug Act provides incentives to drug manufacturers to develop and manufacture drugs for the treatment of either (i) rare diseases, currently defined as diseases that affect fewer than 200,000 individuals in the United States or, (ii) for a disease that affects more than 200,000 individuals in the United States, where the sponsor does not realistically anticipate its product becoming profitable. The FDA has granted PROVIGIL orphan drug status for use in treating excessive daytime sleepiness associated with narcolepsy and has designated MYOTROPHIN as an orphan drug for use in treating ALS, because each indication currently affects fewer than 200,000 individuals in the United States. Under the Orphan Drug Act, a manufacturer of a designated orphan product can seek certain tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity for that product for the orphan indication. While the marketing exclusivity of an orphan drug would prevent other sponsors from obtaining approval of the same drug compound for the same indication unless the sponsors could demonstrate clinical superiority, it would not prevent other sponsors from obtaining approval of the same compound for other indications or the use of other types of drugs for the same use as the orphan drug. Orphan drug designation does not confer any special or preferential treatment in the regulatory review process. The U.S. Congress has considered, and may consider in the future, legislation that would restrict the duration or scope of the market exclusivity of an orphan drug and, thus, we cannot be sure that the benefits of the existing statute will remain in effect.

  Under the terms of the U.S. Drug Price Competition and Patent Term Restoration Act of 1984, a sponsor may be granted a maximum five-year extension of the term of a patent for a period of time following the initial FDA approval of an NDA for a new chemical entity. The statute specifically allows a patent owner to extend the term of the patent for a period equal to one-half the period of time elapsed between the approval of the IND and the filing of the corresponding NDA, plus the period of time between the filing of the NDA and FDA approval, up to a maximum of five years of patent term extension. Any such extension, however, cannot extend the patent term beyond a maximum term of fourteen years following FDA approval and is subject to other restrictions. Additionally, under this statute, five years of marketing exclusivity is granted for the first approval of a NCE. During this period of exclusivity, sponsors generally may not file and the FDA may not approve an ANDA or a 505(b)(2) application for a drug product equivalent or identical to the NCE. An ANDA is the application form typically used by manufacturers seeking approval of a generic version of an approved drug. Subsequent approved indications for the NCE are eligible, under this statute, to three years of limited marketing exclusivity for the indication. During any three-year exclusivity period, a third party may file an ANDA or a 505(b)(2) application seeking approval of their version of the drug if any five-year exclusivity granted to the NCE has expired. However the third party would not obtain marketing approval for the generic version of the NCE for the three years of exclusivity. We intend to seek the benefits of this statute as applicable, but there can be no assurance that we will be able to obtain any such benefits.

  The Controlled Substances Act, or CSA, imposes various registration, record-keeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products. A principal factor in determining the particular CSA requirements, if any, applicable to a product is its actual or potential abuse profile. A pharmaceutical product may be listed as a Schedule I, II, III, IV or V substance, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest. Modafinil, the active drug substance in PROVIGIL, has been scheduled under the CSA as a Schedule IV substance. Schedule IV substances are allowed no more than five prescription refills during a six-month period and are subject to special handling procedures relating to the storage, shipment, inventory control and disposal of the product. Additionally, PROVIGIL may be subject to various state statutes regulating controlled substances that, in some cases, may be more restrictive than the CSA. In 1997, STADOL NS was listed as a Schedule IV controlled substance at the request of Bristol-Myers. In addition, a number of state regulatory agencies in the United States have independently controlled the distribution of STADOL NS under their local authority.

  In addition to the statutes and regulations described above, we also are subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state and local regulations.

SCIENTIFIC AND MEDICAL ADVISORY BOARDS

  We maintain a Scientific Advisory Board consisting of individuals with expertise in neuroscience and related fields. Members of the Scientific Advisory Board advise us concerning long-term scientific planning, research and development, and also periodically evaluate our research programs. We compensate the members for their services. The current members of our Scientific Advisory Board are as follows:

                     Stanley H. Appel, M.D.,
                     Baylor College of Medicine

                     Stanley Cohen, Ph.D.,
                     Vanderbilt University School of Medicine

                     Robert Y. Moore, M.D., Ph.D.,
                     University of Pittsburgh

                     Robert H. Roth, Ph.D.,
                     Yale University School of Medicine

                     Shirley M. Tilghman, Ph.D.,
                     Princeton University

  We also maintain a Medical Advisory Board consisting of individuals with expertise in clinical development who periodically review and evaluate our clinical development plans and clinical trials. We compensate the members for their services. The current members of our Medical Advisory Board are as follows:

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

                     Dennis Choi, M.D., Ph.D.,
                     Washington University School of Medicine

                     Steven T. DeKosky, M.D.,
                     Western Psychiatric Institute and Clinic

                     Richard Johnson, M.D.,
                     Johns Hopkins Hospital

                     Robert Y. Moore, M.D., Ph.D.,
                     University of Pittsburgh

EMPLOYEES

  As of December 31, 1999, we had a total of 382 full-time employees, of which 356 were employed in the United States and 26 were located at our facilities in Europe. We believe that we have been successful in attracting skilled and experienced personnel; however, competition for such personnel is intense. None of our employees are covered by collective bargaining agreements.

ITEM 2. PROPERTIES

  We own our administrative offices and research facilities, which currently occupy approximately 156,000 square feet of space in West Chester, Pennsylvania. We lease approximately 4,950 square feet of office space in Surrey, England, which serves as our European headquarters. The annual cost of the lease is approximately $185,000. We also lease offices in France and Germany at an aggregate annual cost of approximately $36,000. We believe that our current facilities are adequate for our present purposes.

ITEM 3. LEGAL PROCEEDINGS

  In November 1999, we received a federal grand jury subpoena in connection with an investigation under the supervision of the Office of Consumer Litigation of the U.S. Department of Justice. The grand jury also issued subpoenas to certain of our former and current employees. We believe that the investigation relates to the release of certain lots of MYOTROPHIN used in clinical trials and related reports filed with the FDA during the period 1994-
96. We have not been identified as a target of the investigation, and we are cooperating with this inquiry. We cannot predict the outcome of the investigation.

  In August 1999, the U.S. District Court for the Eastern District of Pennsylvania entered a final order approving the settlement of a class action in which plaintiffs alleged that statements made about the results of certain clinical studies of MYOTROPHIN were misleading. A related complaint has been filed with the Court by a small number of plaintiffs who decided not to participate in the settlement. This related complaint alleges that we are liable under common law for misrepresentations concerning the results of the MYOTROPHIN clinical trials, and that we and certain of our current and former officers and directors are liable for the actions of persons who allegedly traded in our common stock on the basis of material inside information. We believe that we have valid defenses to all claims raised in this action, and we have filed a motion to dismiss these claims which is pending with the Court. Moreover, even if there is a judgment against us, we do not believe it will have a material negative effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  We did not submit any matters to the vote of security holders during the fourth quarter of fiscal 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Our common stock is quoted on the NASDAQ National Market under the symbol "CEPH." The following table sets forth the range of high and low sale prices for the common stock as reported on the NASDAQ National Market for the periods indicated below.

                                                                     High   Low
                                                                     ----- -----
   1998
     First Quarter.................................................. 15.00  9.50
     Second Quarter................................................. 16.13  6.75
     Third Quarter..................................................  8.31  3.86
     Fourth Quarter................................................. 10.36  4.50
   1999
     First Quarter.................................................. 11.00  7.25
     Second Quarter................................................. 17.75  9.94
     Third Quarter.................................................. 22.13 15.13
     Fourth Quarter................................................. 37.13 14.00

  As of March 21, 2000 there were 633 holders of record of our common stock. On March 21, 2000, the last reported sale price of our common stock as reported on the NASDAQ National Market was $41.31 per share.

  In August 1999, we issued and sold 2,500,000 shares of convertible exchangeable preferred stock, par value $.01 per share to certain initial purchasers. The aggregate purchase price was $125,000,000, of which $4,375,000 constituted the underwriting discounts and commissions. The initial purchasers were BancBoston Robertson Stephens Inc., SG Cowen Securities Corporation, Hambrecht & Quist LLC and U.S. Bancorp Piper Jaffey.

  The preferred stock was issued and sold in transactions exempt from the registration requirements of the Securities Act of 1933, as amended, to persons reasonably believed by the managers who placed the Preferred Stock, the initial purchasers, to be qualified institutional buyers (as defined in Rule 144A under the Securities Act).

  Dividends on the 2,500,000 shares of the preferred stock are cumulative from the date of original issue and are payable quarterly, commencing November 15, 1999 and payable each February 15, May 15, August 15 and November 15 thereafter, at the annual rate of $3.625 per share of preferred stock. Prior to August 17, 2001, we may not redeem the preferred stock. Thereafter the preferred stock is redeemable at our option, in whole or in part, at declining redemption prices, together with accrued dividends. The preferred stock has a liquidation preference of $50 per share, plus accrued and unpaid dividends.

  The preferred stock is exchangeable, in whole but not in part, at our option on any dividend payment date beginning August 15, 2000 for our 7.25% convertible subordinated debentures at the rate of $50 principal amount of debentures for each share of preferred stock. The debentures, if issued, will mature on the tenth anniversary of the exchange date and will contain conversion and optional redemption provisions substantially identical to those of the preferred stock.

  Holders of the preferred stock are entitled at any time, subject to prior redemption or repurchase, to convert any of the preferred stock or portions thereof into common stock, at an initial conversion rate of 2.79 shares of common stock for each share of preferred stock, subject to certain adjustments.

  On October 14, 1999, we filed a registration statement on Form S-3 to register the 2,500,000 shares of the preferred stock, the $125,000,000 debentures and 6,975,447 shares of common stock, issuable upon conversion of the preferred stock or upon conversion of the debentures, if the preferred stock is exchanged for debentures. The effective date of such registration statement was December 22, 1999.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected consolidated financial data have been derived from the consolidated financial statements of Cephalon, Inc. as of and for each of the five years in the period ended December 31, 1999 which have been audited by Arthur Andersen LLP, independent public accountants. This data should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                 Year Ended December 31,
                          -------------------------------------------------------------------------
                              1999           1998           1997           1996           1995
                          -------------  -------------  -------------  -------------  -------------
Statement of Operations
 Data:
Revenues:
 Product sales--
  PROVIGIL..............  $  25,370,000  $     728,000  $         --   $         --   $         --
 Other revenues.........     19,549,000     14,927,000     23,140,000     21,366,000     46,999,000
                          -------------  -------------  -------------  -------------  -------------
                             44,919,000     15,655,000     23,140,000     21,366,000     46,999,000
                          -------------  -------------  -------------  -------------  -------------
Costs and Expenses:
 Cost of product sales--
  PROVIGIL..............      3,250,000            --             --             --             --
 Research and
  development...........     46,420,000     43,649,000     51,587,000     62,096,000     73,994,000
 Selling, general and
  administrative........     50,992,000     30,947,000     36,744,000     28,605,000     15,762,000
                          -------------  -------------  -------------  -------------  -------------
                            100,662,000     74,596,000     88,331,000     90,701,000     89,756,000
                          -------------  -------------  -------------  -------------  -------------
Interest (expense)
 income, net............     (3,014,000)     3,534,000      4,772,000      6,205,000      9,754,000
Gain on sale of assets..            --             --             --       9,845,000            --
                          -------------  -------------  -------------  -------------  -------------
Loss before
 extraordinary charge...    (58,757,000)   (55,407,000)   (60,419,000)   (53,285,000)   (33,003,000)
Extraordinary charge for
 early extinguishment of
 debt...................    (11,187,000)           --             --             --             --
                          -------------  -------------  -------------  -------------  -------------
Loss....................    (69,944,000)   (55,407,000)   (60,419,000)   (53,285,000)   (33,003,000)
Dividends on preferred
 stock..................     (3,398,000)           --             --             --             --
                          -------------  -------------  -------------  -------------  -------------
Loss applicable to
 common shares..........  $ (73,342,000) $ (55,407,000) $ (60,419,000) $ (53,285,000) $ (33,003,000)
                          =============  =============  =============  =============  =============
Basic and diluted loss
 per common share:
 Loss before
  extraordinary charge..  $       (2.10) $       (1.95) $       (2.36) $       (2.60) $       (1.63)
 Extraordinary charge...           (.38)           --             --             --             --
                          -------------  -------------  -------------  -------------  -------------
                          $       (2.48) $       (1.95) $       (2.36) $       (2.60) $       (1.63)
                          =============  =============  =============  =============  =============
Weighted average number
 of shares outstanding..     29,584,199     28,413,220     25,637,508     24,319,163     20,262,071

                                                   As of December 31,
                          -------------------------------------------------------------------------
                              1999           1998           1997           1996           1995
                          -------------  -------------  -------------  -------------  -------------
Balance Sheet Data:
Cash, cash equivalents
 and investments........  $ 201,562,000  $  67,346,000  $ 119,471,000  $ 146,848,000  $ 178,067,000
Total assets............    234,053,000     94,673,000    151,208,000    177,891,000    221,330,000
Long-term debt..........     14,034,000     15,096,000     27,587,000     16,974,000     21,668,000
Accumulated deficit.....   (347,135,000)  (273,793,000)  (218,386,000)  (157,967,000)  (104,682,000)
Stockholders' equity....    158,357,000     57,602,000    100,338,000    137,326,000    180,205,000

--------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Risks Related To Our Business

  In addition to historical facts or statements of current condition, this report contains forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. These may include statements regarding anticipated scientific progress in our research programs, development of potential pharmaceutical products, prospects for regulatory approval, manufacturing capabilities, market prospects for our products, sales and earnings projections, and other statements regarding matters that are not historical facts. Some of these forward-looking statements may be identified by the use of words in the statements such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" or other words and terms of similar meaning. Our performance and financial results could differ materially from those reflected in these forward-looking statements due to general financial, economic, regulatory and political conditions affecting the biotechnology and pharmaceutical industries as well as more specific risks and uncertainties such as those set forth above and in this report. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you should not rely on any such forward-looking statements. Furthermore, we do not intend (and we are not obligated) to update publicly any forward-looking statements. This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

During the next several years we will be very dependent on the commercial success of PROVIGIL, and we may be unable to attain profitability on sales of PROVIGIL.

  In December 1998, the FDA approved PROVIGIL for use by those suffering from excessive daytime sleepiness associated with narcolepsy, and, in February 1999, we commenced selling PROVIGIL in the United States. At our present level of operations, we may not be able to attain profitability if physicians prescribe PROVIGIL only for those who are diagnosed narcoleptics. Under current FDA regulations, we are limited in our ability to promote PROVIGIL outside this approved use. The market for use of PROVIGIL in narcolepsy patients is relatively small; it is limited to approximately 125,000 persons in the United States, of which we estimate approximately 45,000 currently are seeking treatment from a physician. We have initiated clinical studies to examine whether or not PROVIGIL is effective and safe when used to treat disorders other than narcolepsy. Although some study data has been positive, we do not know whether all of these studies will in fact demonstrate safety and efficacy, or if they do, whether we will succeed in receiving regulatory approval to market PROVIGIL for additional disorders. If the results of some of these studies are negative, or if adverse experiences are reported in these clinical studies or otherwise in connection with the use of PROVIGIL by patients, this could undermine physician and patient comfort with the product, could limit the commercial success of the product and could even impact the acceptance of PROVIGIL in the narcolepsy market. Even if the results of these studies are positive, the impact on sales of PROVIGIL may be negligible unless we are able to obtain FDA approval to expand the authorized use of PROVIGIL. FDA regulations restrict our ability to communicate the results of additional clinical studies to patients and physicians without first obtaining approval from the FDA to expand the authorized uses for this product. As a result, it may be several years before we have significant sales revenue from PROVIGIL beyond that attributable to prescriptions for diagnosed narcoleptics.

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

  . Our lack of experience selling our own pharmaceutical products, together with significant competition, may impact our ability to effectively market and sell PROVIGIL in the United States.

  In the United States and elsewhere, PROVIGIL faces significant competition in the marketplace. Narcolepsy is currently treated with several drugs, all of which have been available for a number of years and many of which are available in inexpensive generic forms. Thus, we will need to demonstrate to physicians and third party payors that the cost of PROVIGIL is reasonable and appropriate in light of the safety and efficacy of the product, the price of competing products and the related health care benefits to the patient.

  . As PROVIGIL is used commercially, unintended side effects, adverse reactions or incidents of misuse may occur which could result in additional regulatory controls, and reduce sales of PROVIGIL.

  Prior to 1999, the use of PROVIGIL had been limited principally to clinical trial patients under controlled conditions and under the care of expert physicians. We cannot predict whether the widespread commercial use of PROVIGIL will produce undesirable or unintended side effects that have not been evident in our clinical trials or the relatively limited broader use to date. As PROVIGIL becomes more widely utilized by significant numbers of patients who could take multiple medications, adverse drug interactions could occur that are difficult to predict. Additionally, incidents of product misuse may occur. These events, among others, could result in additional regulatory controls, including withdrawal of the product from the market.

  . The efforts of government entities and third party payors to contain or reduce the costs of health care may adversely affect our sales and limit the commercial success of PROVIGIL.

  In certain foreign markets, pricing or profitability of pharmaceutical products is subject to governmental control. In the United States, there have been, and we expect there will continue to be, various federal and state proposals to implement similar government controls. The commercial success of PROVIGIL could be limited if federal or state governments adopt any such proposals. In addition, in the United States and elsewhere, sales of pharmaceutical products depend in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors increasingly challenge the prices charged for products, and limit reimbursement levels offered to consumers for such products. If third party payors focus their cost control efforts on PROVIGIL, this could limit the commercial success of the product.

  . We may not be able to maintain market exclusivity for PROVIGIL, and therefore potential competitors may develop competing products, which could result in a decrease in sales and market share, could cause us to reduce prices to compete successfully, and could prevent PROVIGIL from being a commercial success.

  We hold exclusive license rights to a composition-of-matter patent covering modafinil as the active drug substance in PROVIGIL; this patent was to have expired in 1998 in the United States, but we have applied for a patent extension that, if granted, would extend the term of this patent until November 18, 2001. In addition, we own a U.S. patent covering the particle size of modafinil that issued in 1997 and expires on October 6, 2014. However, we may not succeed in obtaining any extension for the composition-of-matter patent, and we cannot guarantee that any of our patents will be found to be valid if their validity is challenged by a third party, or that these patents (or any other patent owned or licensed by us) would prevent a potential competitor from developing competing products or product formulations that avoid infringement.

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

  We depend upon Laboratoire L. Lafon as our sole supplier of bulk modafinil compound, the active drug substance contained in PROVIGIL. Moreover, we depend upon a single manufacturer that is qualified to manufacture finished PROVIGIL for commercial purposes. We maintain an inventory of modafinil compound to protect against supply disruptions and are qualifying an additional manufacturer of finished product.

  We must comply with all applicable regulatory requirements of the FDA and foreign authorities, including current Good Manufacturing Practice, or cGMP, regulations. The facilities used to manufacture, store and distribute our products are subject to inspection by regulatory authorities at any time to determine compliance with regulations. The cGMP regulations are complex, and failure to be in compliance could lead to remedial action, civil and criminal penalties and delays in production of material.

  A non-active ingredient used in PROVIGIL is no longer manufactured or commercially available. At anticipated levels of demand, we have several years supply of this ingredient. We have prepared a new formulation of PROVIGIL that does not include the now unavailable ingredient; however, the introduction of any such new formulation requires regulatory approval. If we are unable to obtain approval for a new formulation, or if demand for the product were to significantly exceed expectations, we could face supply disruptions that would result in significant costs and delays, undermine goodwill established with physicians and patients, and damage commercial prospects for PROVIGIL.

  We rely on several third parties in the United States to distribute, provide customer service activities and accept and process returns. Although we employ a small number of persons to coordinate and manage the activities undertaken by these third parties, we have relatively limited experience in this regard. Any disruption in these activities could impede our ability to sell PROVIGIL and could reduce sales revenue.

Our sales of PROVIGIL and related financial results will fluctuate and these fluctuations may adversely affect our stock price.

  A number of analysts and investors who follow our stock have developed models to attempt to forecast future PROVIGIL sales and have established earnings expectations based upon those models. Forecasting revenue is difficult; especially when there is little commercial history and when the level of market acceptance of the product is uncertain. Forecasting is further complicated by the difficulties in estimating stocking levels at pharmaceutical wholesalers and at retail pharmacies and in estimating potential product returns. As a result it is likely that there will be significant fluctuations in revenues, which may not meet with market expectations and which may adversely affect our stock price. Other factors which may cause our financial results to fluctuate include the cost of PROVIGIL sales, achievement and timing of research and development milestones, co-promotion and other collaboration revenues, cost and timing of clinical trials, marketing and other expenses and manufacturing or supply disruption.

We anticipate that we will incur additional losses.

  To date, we have not been profitable and our accumulated deficit was approximately $347 million at December 31, 1999. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from selling, general and administrative costs associated with our operations. We expect to continue to incur losses until such time as product revenue from PROVIGIL or other products and product candidates exceed expenses of operating our business. We seek to attain profitability, but we cannot be sure that we will ever achieve product revenues from PROVIGIL or from any of our other product candidates sufficient for us to attain this objective. We cannot be sure that our collaborators or we will obtain required regulatory approvals, or successfully develop, commercialize, manufacture and market any other product candidates.

The results and timing of future clinical trials cannot be predicted and future setbacks may materially affect our business.

  We must demonstrate through preclinical testing and clinical trials that a product candidate is safe and efficacious. The results from preclinical testing and early clinical trials may not be predictive of results obtained in subsequent clinical trials, and we cannot be sure that these clinical trials will demonstrate the safety and efficacy necessary to obtain regulatory approval for any product candidates.

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

  We cannot be sure that we will be permitted by regulatory authorities to undertake additional clinical trials for any of our product candidates, or that if such trials are conducted, any of our product candidates will prove to be safe and efficacious or will receive regulatory approvals. Any delays in or termination of these clinical trial efforts may have a material adverse effect on our business.

Our research and development activities may not result in any additional pharmaceutical products, which may adversely affect our business.

  We are highly focused on the research and development of potential pharmaceutical products. These activities include engaging in discovery research and process development, conducting preclinical and clinical studies, and seeking regulatory approval in the United States and abroad. In all of these areas, we have relatively limited resources and compete against larger multinational pharmaceutical companies. Moreover, even if we undertake these activities in an effective and efficient manner, regulatory approval for the sale of new pharmaceutical products remains highly uncertain since, in our industry, the majority of compounds fail to enter clinical studies and the majority of therapeutic candidates entering clinical studies fail to be commercialized.

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

  In each of these areas, our partners may not support fully our research and commercial interests since our program may well compete for time, attention and resources with the internal programs of our corporate collaborators. As such, we cannot be sure that our corporate collaborators will share our perspectives on the relative importance of our program, that they will commit sufficient resources to our program to move it forward effectively, or that the program will advance as rapidly as it might if we had retained complete control of all research, development, regulatory and commercialization decisions. For example, we rely on several of these collaborators for the production of compounds and the manufacture and supply of pharmaceutical products. One of them, Kyowa Hakko, has agreed with us to modify the related supply agreement so that we will be responsible for supplying the compounds under development. We have selected another manufacturer to produce these compounds and Kyowa Hakko is working with us to transfer the applicable manufacturing technology to this third party. We cannot be certain that this new manufacturer will be able to manufacture such compounds or products in sufficient quantities, at reasonable prices, and in accordance with cGMP requirements established by the FDA and other regulatory authorities.

We experience intense competition in our fields of interest, which may adversely affect our business.

  Large and small companies, academic institutions, governmental agencies, and other public and private research organizations conduct research, seek patent protection, and establish collaborative arrangements for product development in competition with us. Products developed by any of these entities may compete directly with those we develop or sell. Many of these companies and institutions have substantially greater capital resources, research and development staffs and facilities than us, and substantially greater experience in conducting clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. These entities represent significant competition for us. In addition, competitors who are developing products for the treatment of neurological or oncological disorders might succeed in developing technologies and products that are more effective than any that we develop or sell or that would render our technology and products obsolete or noncompetitive. Competition and innovation from these or other sources potentially could materially adversely affect any sales of products that might be developed or are currently being sold by us or make them obsolete. Advances in current treatment methods also may adversely affect the market for such products.

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

  In addition, we could incur substantial costs in defending any patent infringement suits or in asserting any patent rights, including those licensed to us by third parties, and in defending suits against us or our employees relating to ownership of or rights to intellectual property. Such disputes could substantially delay our drug development or commercialization. The U.S. Patent and Trademark Office, or PTO, or a private party could institute an interference proceeding involving us in connection with one or more of our patents or patent applications. Such proceedings could result in an adverse decision as to priority of invention, in which case we would not be entitled to a patent on the invention at issue in the interference proceeding. The PTO or a private party could also institute reexamination proceedings involving us in connection with one or more of our patents, and such proceedings could result in an adverse decision as to the validity or scope of the patents.

We are involved in legal proceedings that, if adversely adjudicated or settled, could materially impact our financial condition.

  In November 1999, we received a federal grand jury subpoena in connection with an investigation under the supervision of the Office of Consumer Litigation of the U.S. Department of Justice. The grand jury also issued subpoenas to certain of our former and current employees. We believe that the investigation relates to the release of certain lots of MYOTROPHIN used in clinical trials and related reports filed with the FDA during the period 1994-96. We have not been identified as a target of the investigation, and we are cooperating with this inquiry. We cannot predict the outcome of the investigation.

  In August 1999, the U.S. District Court for the Eastern District of Pennsylvania entered a final order approving the settlement of a class action in which plaintiffs alleged that statements made about the results of certain clinical studies of MYOTROPHIN were misleading. A related complaint has been filed with the Court by a small number of plaintiffs who decided not to participate in the settlement. This related complaint alleges that we are liable under common law for misrepresentations concerning the results of the MYOTROPHIN clinical trials, and that we and certain of our current and former officers and directors are liable for the actions of persons who allegedly traded in our common stock on the basis of material inside information. We believe that we have valid defenses to all claims raised in this action, and we have filed a motion to dismiss these claims which is pending with the Court. Moreover, even if there is a judgment against us, we do not believe it will have a material negative effect on our financial condition or results of operations.

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

  The prospects for regulatory approval of MYOTROPHIN continue to be very uncertain in the United States. We do not believe that the conditions for regulatory approval imposed by the FDA can be met without conducting an additional Phase III study, and we do not intend to conduct such a study. Even if we chose to conduct an additional study, the results of a new study may not be sufficient to obtain regulatory approval. If MYOTROPHIN is not approved for the treatment of ALS, then it is not likely that we would pursue approval for the use of MYOTROPHIN to treat other indications. Additionally, if we do not obtain approval of MYOTROPHIN for ALS or pursue approval for other indications, rights to the product may revert back to CCP.

The price of our common stock has been and may continue to be highly volatile.

  The market price and trading volume of shares of our common stock are volatile, and we expect it to continue to be volatile for the foreseeable future. For example, during the period January 1, 1999 through March 21, 2000, our common stock traded at a high closing price of $72.31 and a low closing price of $7.50. Negative announcements (such as adverse regulatory decisions, disputes concerning patent or other proprietary rights, or operating results that fall below the market's expectations) could trigger significant declines in the price of our common stock. In addition, external events, such as news concerning our competitors, changes in government regulations that may impact the biotechnology or pharmaceutical industries or flows of investor funds into or out of our industry, also are likely to affect the price of our common stock.

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

  We believe that our safety procedures for handling and disposing of these materials comply with federal, state and local laws and regulations, but the risk of accidental injury or contamination from these materials cannot be eliminated. In the event of an accident, we could be held liable for any resulting damages.

Anti-takeover provisions may deter a third party from acquiring us, limiting our stockholders' ability to profit from such a transaction.

  Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock, $0.01 par value, of which 1,000,000 have been reserved for issuance in connection with our stockholder rights plan, and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. Our stockholder rights plan could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

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

Liquidity and Capital Resources

  Cash, cash equivalents and investments at December 31, 1999 were $201,562,000, representing 86% of total assets, and at December 31, 1998 were $67,346,000, representing 71% of total assets.

  The following is a summary of selected cash flow information for each of the years ended December 31:

                                        1999           1998          1997
                                    -------------  ------------  ------------
Net cash used for operating
 activities........................ $ (58,588,000) $(50,164,000) $(54,677,000)
Net cash (used for) provided by
 investing activities..............  (128,321,000)   21,348,000    53,361,000
Net cash provided by (used for)
 financing activities..............   192,377,000    (1,351,000)   28,123,000

 Net Cash Used for Operating Activities

 --Operating Cash Inflows

  A summary of the major sources of cash receipts reflected in net cash used for operating activities for each of the years ended December 31 is as follows:

                                                 1999        1998       1997
                                              ----------- ---------- ----------
   PROVIGIL sales............................ $26,614,000 $  727,000 $      --
   TAP Holdings Inc..........................   7,063,000  8,059,000  6,957,000
   H. Lundbeck A/S...........................   5,531,000        --         --
   Schwarz Pharma AG.........................   2,000,000        --         --
   Bristol-Myers Squibb Company..............   1,008,000  2,005,000  4,682,000
   Chiron Corporation........................         --   1,962,000  5,242,000
   Interest..................................   4,437,000  4,734,000  8,260,000

  Sales of PROVIGIL commenced in the United Kingdom in March 1998 and in the United States and the Republic of Ireland in February 1999. In June 1999, we began promoting and marketing PROVIGIL in Austria.

  We have a licensing and research and development collaboration with TAP Holdings Inc. to develop and commercialize certain compounds, including CEP-701, for the treatment of prostate disorders and other cancers in the United States. Under the terms of the agreement, we perform research and preclinical development of these compounds for which we are compensated quarterly by TAP, based on a contract rate per individual assigned to the program for that quarter and including reimbursement of certain external costs. At December 31, 1999, $2,691,000 was receivable from TAP.

  In May 1999, we entered into a collaborative agreement with H. Lundbeck A/S to discover, develop and market products to treat neurodegenerative diseases. Lundbeck will compensate us for our research efforts and will share in joint development costs of CEP-1347 and any other molecules that emerge from the research program. Included in the payments received from Lundbeck in 1999 is a non-refundable license fee of $2,400,000 and reimbursement of research and development costs of $3,131,000. At December 31, 1999, $898,000 was receivable from Lundbeck.

  In December 1999, we entered into a development and licensing agreement with Schwarz Pharma AG to develop and commercialize certain compounds, including CEP-701, for the treatment of prostate disorders and other cancers in Europe and several other territories outside the United States. Under the agreement, we will receive reimbursement of research activities and clinical supplies, milestone payments and royalty payments on net sales. The $2,000,000 payment received in 1999 from Schwarz Pharma represents a non-refundable license fee paid upon execution of the agreement.

  We market STADOL NS(R) (butorphanol tartrate) Nasal Spray for Bristol-Myers Squibb to neurologists in the United States. Pursuant to the agreement, we receive quarterly payments equal to a percentage of total STADOL NS sales attributed to prescriptions written by neurologists which exceeds a predetermined base amount. The decrease in amounts received from BMS in 1999 as compared to 1998 and in 1998 as compared to 1997 is due to a reduction in the total amount of STADOL NS sales from the prior comparable period. At December 31, 1999, $607,000 was receivable from BMS.

  Cephalon has been developing MYOTROPHIN in collaboration with Chiron Corporation for the treatment of ALS and other neurological disorders. The amounts we received generally represented reimbursement from Chiron for MYOTROPHIN program costs incurred in excess of our fifty percent share of program costs. Since June 30, 1998, the companies have been bearing their own MYOTROPHIN costs and we have not received reimbursement of MYOTROPHIN expenditures since that time.

 --Operating Cash Outflows

  Operating cash outflows increased in 1999 as compared to 1998 as a result of expenditures associated with the settlement of our securities litigation and an increase in the size of our sales force to fully support both

PROVIGIL and our collaboration with Abbott to market GABITRIL. Additionally, cash outflows increased from the prior year because of other expenditures associated with PROVIGIL, including the commercial launch of PROVIGIL in the United States, clinical studies of PROVIGIL and the purchase of PROVIGIL inventories.

  Operating cash outflows decreased in 1998 as compared to 1997 due to a decrease in the selling, general and administrative costs associated with the MYOTROPHIN program and decreases in external administrative expenses. Research and development funding decreased in 1998 as compared to 1997 primarily because of a decrease in staffing levels, license fees, expenditures associated with the MYOTROPHIN program and other research activities. These reductions offset increased expenditures associated with the PROVIGIL program.

 --Cash and Funding Requirements Outlook

  During 1999, we received net proceeds of approximately $196,381,000 through private placements of preferred and common stock, and the exercise of common stock options and warrants. Due to this inflow of funds, we believe that our cash and investment balance as of December 31, 1999 will be adequate to fund our current expected level of operations for at least several years.

  We expect cash flow from operating activities to continue to be negative until such time, if ever, that sales from PROVIGIL generate cash inflows in excess of the level of cash outflows from operations. Factors such as the degree of market acceptance of PROVIGIL, competition, the effectiveness of our sales and marketing efforts and our ability to demonstrate the utility of PROVIGIL in disorders other than narcolepsy will all have a significant impact on PROVIGIL sales. These factors are difficult to predict at this point in time. Cash inflows also include receipts from our collaborative research and development agreements and from co-promotion agreements. The continuation of funding under any of these agreements is subject to the achievement of milestones and periodic review by the parties involved.

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

  We expect to increase our funding of research and development activities for our other products in development. We may seek sources of funding for these research programs through collaborative arrangements with third parties but we still expect to spend significant funds on our share of the cost of these programs, including the costs of research, preclinical development, manufacturing and clinical research.

  During 1999 we issued $30,000,000 of revenue-sharing notes in a private placement. We announced in December 1999 that the notes had been restructured resulting in their retirement in the first quarter of 2000 for an aggregate cash payment of $35,500,000.

  Additionally, we also will require substantial funds to:

  .  expand and renovate our West Chester facility;

  .  pay quarterly preferred stock dividends; and

  .  obtain additional product rights through licensing or acquisition.

 Net Cash (Used for) Provided by Investing Activities

  A summary of net cash (used for) provided by investing activities for each of the years ended December 31 is as follows:

                                           1999          1998         1997
                                       -------------  -----------  -----------
Purchases of property and equipment..  $    (381,000) $  (576,000) $  (823,000)
(Purchases) sales and maturities of
 investments, net....................   (127,940,000)  21,924,000   54,184,000
                                       -------------  -----------  -----------
Net cash (used for) provided by
 investing activities................  $(128,321,000) $21,348,000  $53,361,000
                                       =============  ===========  ===========

 Net Cash Provided by (Used for) Financing Activities

  A summary of net cash provided by (used for) financing activities for each of the years ended December 31 is as follows:

                                                 1999         1998         1997
                                             ------------  -----------  -----------
Proceeds from issuance of preferred stock..  $120,028,000  $       --   $       --
Proceeds from issuance of common stock.....    12,000,000          --           --
Proceeds from exercises of common stock
 options and warrants......................    34,353,000      410,000    3,458,000
Proceeds from issuance of long-term debt...    30,000,000          --    30,000,000
Preferred dividends paid...................    (2,265,000)         --           --
Principal payments on long-term debt.......    (1,739,000)  (1,761,000)  (5,335,000)
                                             ------------  -----------  -----------
Net cash provided by (used for) financing
 activities................................  $192,377,000  $(1,351,000) $28,123,000
                                             ============  ===========  ===========

  During 1999, we completed a sale of 2,500,000 shares of convertible exchangeable preferred stock at $50 per share. The preferred stock is convertible into shares of our common stock at a conversion price of $17.92 per share. Dividends are cumulative at the annual rate of $3.625 per share and are payable quarterly.

  In connection with the May 1999 collaborative agreement, H. Lundbeck A/S purchased 1,000,000 shares of Cephalon's common stock at a price of $12.00 per share, which was the average market price for the five trading days prior to the closing of the agreement.

  The extent and timing of future warrant and option exercises, if any, are primarily dependent upon the market price of Cephalon's common stock and general financial market conditions, as well as the exercise prices and expiration dates of the warrants and options. During 1999, investors in Cephalon Clinical Partners, L.P., or CCP, exercised warrants to purchase approximately 1,958,000 shares of common stock. Proceeds associated with these exercises totaled $26,984,000. All outstanding warrants associated with CCP expired on August 31, 1999.

  During 1999 we issued $30,000,000 of revenue-sharing notes in a private placement. We announced in December 1999 that the notes had been extinguished resulting in their retirement in the first quarter of 2000 for an aggregate cash payment of $35,500,000. In 1997, proceeds from the issuance of long-term debt consist of a $30,000,000 private placement of senior convertible notes. As of December 31, 1998, the principal on the senior convertible notes had been fully converted into 3,148,000 shares of Cephalon's common stock.

  For all periods presented, principal payments on long-term debt include payments on mortgage loans and payments on capital lease obligations. Additionally, in 1997, we repaid in full the $3,750,000 balance due on an unsecured bank loan.

 Commitments and Contingencies

 --Related Party

  In August 1992, we exclusively licensed our rights to MYOTROPHIN for human therapeutic use within the United States, Canada and Europe to CCP. We perform any development and clinical testing of MYOTROPHIN on behalf of CCP under a research and development agreement with CCP.

  CCP has granted us an exclusive license to manufacture and market MYOTROPHIN for human therapeutic use within the United States, Canada and Europe in return for royalty payments equal to a percentage of product sales and a milestone payment of approximately $16,000,000 that will be made if MYOTROPHIN receives regulatory approval.

  We have a contractual option to purchase all of the limited partnership interests of CCP. To exercise this purchase option, we are required to make an advance payment of $40,275,000 in cash or, at our election, $42,369,000 in shares of common stock or a combination thereof. The purchase option will become exercisable upon the occurrence of certain events once sales activity commences. Should we discontinue development of MYOTROPHIN or if we do not exercise the purchase option, our license will terminate and all rights to manufacture or market MYOTROPHIN in the United States, Canada and Europe will revert to CCP, which may then commercialize MYOTROPHIN itself or license or assign its rights to a third party. In that event, we would not receive any benefits from such commercialization, license or assignment of rights.

 --Legal Proceedings

  In November 1999, we received a federal grand jury subpoena in connection with an investigation which we believe relates to the release of certain lots of MYOTROPHIN used in clinical trials and related reports filed with the FDA during the period 1994-96. On August 30, 1999, an order issued by the U.S. District Court for the Eastern District of Pennsylvania became final that approved the settlement of an action stemming from allegations that statements made about the results of certain clinical studies of MYOTROPHIN were misleading. A further complaint has been filed with the Court alleging liability under common law for misrepresentations relating to these same studies and for failing to prevent certain non-employees from trading in Cephalon common stock on the basis of material inside information. We have filed a motion to dismiss these claims which is pending with the Court. See "Certain Risks Related to Cephalon's Business."

Results of Operations

  This section should be read in conjunction with the more detailed discussion under "Liquidity and Capital Resources."

  Sales of PROVIGIL were initiated in the United Kingdom in March 1998 and in the United States and Republic of Ireland in February 1999. Product sales of PROVIGIL are recognized upon shipment of product and are recorded net of reserves for returns and allowances. The reserve for product returns is derived by utilizing reports purchased from external, independent sources, including NDC Health Information, IMS Health and several pharmaceutical wholesalers, which provide prescription data, wholesale stocking levels and wholesale sales to retail pharmacies. From this data, we estimate retail pharmacy stocking levels. This data is reviewed to monitor product movement through the supply chain to identify slow moving product that is more likely to be returned. The reserves are reviewed at each reporting period and adjusted to reflect data available at that time. Any changes in the reserve will result in changes in the amount of revenue recognized in the period.

  This methodology has resulted in the recognition of revenue for only product that we believe was prescribed to patients or which is currently in inventory at distribution centers and retail pharmacy locations and which we believe, based upon the history of reorders of product by these distribution centers and retail pharmacy locations, is likely to be used. We believe this approach is appropriate given that: (i) PROVIGIL is a new product and we have limited sales, product return and collection history; (ii) at this time PROVIGIL's approved use is limited to a relatively small patient base and, as a result, market penetration has been limited; and, (iii) to date, returns have been limited, however, product may be returned for credit for up to its expiration date, which is currently 36 months from its date of manufacture. At each reporting period, we intend to continue to monitor inventory levels at the wholesalers and retail pharmacies, as well as reorder history. Should this information indicate a steady stream of the product moving through the supply chain, which would indicate that returns are less likely to occur, the product reserve balance would be reduced, resulting in the recognition of additional revenue.

 Year ended December 31, 1999 compared to year ended December 31, 1998

  For the year ended December 31, 1999, shipments of PROVIGIL to customers were $31,488,000 of which $6,118,000 was recorded as a reserve for returns and allowances, resulting in product sales of $25,370,000.

  Other revenues increased in the 1999 period from the 1998 period due primarily to revenue recognized from the receipt of non-refundable license fees related to the initiation of collaborative agreements with Lundbeck in May 1999 for $2,400,000 and with Schwarz Pharma in December 1999 for $2,000,000.

  For the year ended December 31, 1999, cost of product sales was 13% of sales and consisted primarily of royalties due to Lafon. This is not indicative of future expectations. Prior to FDA approval of PROVIGIL in December 1998, we recorded the costs of producing PROVIGIL as research and development expense in accordance with Statement of Financial Accounting Standards No. 2 "Accounting for Research and Development Costs." For the year ended December 31, 1999, approximately $3,769,000 of inventory costs were excluded from cost of product sales. As of December 31, 1999, we maintained approximately $354,000 of inventory on hand that was previously charged to research and development expense. We anticipate that this remaining material will be sold during the first quarter of 2000. Once this inventory has been sold, we expect cost of product sales to be between 21% and 26% of sales.

  For the year ended December 31, 1999, research and development expenses increased from the same 1998 period due to increased expenditures on our clinical program for PROVIGIL and other research programs associated with our collaborative arrangements. These increases were partially offset by a decrease in expenses associated with the purchase of bulk modafinil, the active drug substance in PROVIGIL. Prior to receiving FDA approval to market PROVIGIL, purchases of modafinil were recorded as research and development expense.

  The increase in the selling, general and administrative area for the year ended December 31, 1999 as compared to the corresponding 1998 period was due principally to marketing expenses associated with the commercial launch of PROVIGIL, an increase in the size of our sales force to fully support both PROVIGIL and our collaboration with Abbott to market GABITRIL and the recording of a $4,300,000 provision related to our securities litigation.

  In connection with the restructuring of the revenue sharing notes, we recorded a loss in 1999 on the extinguishment of the notes of $11,187,000, which includes the prepayment penalty of $5,500,000 and the write-off of deferred financing costs and the remaining value of the associated warrants of $5,267,000. These notes were retired in the first quarter of 2000 for an aggregate payment of $35,500,000.

  The decrease in net interest income is primarily due to an increase in interest expense associated with the revenue-sharing notes.

  Preferred dividends of $3,398,000 were recognized in 1999 in connection with the August 1999 private offering of 2,500,000 shares of convertible exchangeable preferred stock.

 Year ended December 31, 1998 compared to year ended December 31, 1997

  Other revenues decreased in 1998 as compared to 1997 due primarily to the cessation of both the Schering-Plough and Smith-Kline Beecham research and development collaborations and because of a decrease in revenues recognized from Chiron and Kyowa Hakko as a result of the decreased expenditures associated with the MYOTROPHIN program.

  Research and development expenses decreased in 1998 as compared to 1997 primarily because of a decrease in staffing levels, license fees, expenditures associated with the MYOTROPHIN program and other research activities. These reductions were partially offset by increased clinical research expenditures associated with the PROVIGIL program.

  The decrease in the selling, general and administrative area for 1998 as compared to the corresponding 1997 period was due primarily to reductions in expenses associated with the MYOTROPHIN program and our co-promotion agreement with Laboratoire Aguettant S.A.

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

  We expect to continue to incur significant expenditures associated with the commercialization of PROVIGIL in the United States, including sales and marketing activities, and conducting clinical studies of PROVIGIL in disorders other than narcolepsy. Additionally, under our agreement with Abbott, we are obligated to fund specified levels of marketing and some clinical trial activities for GABITRIL.

  We expect to increase our expenditures on research and development activities for our other products in development. We may seek sources of funding for these research and development programs through collaborative arrangements with third parties but we still expect to have significant expenditures for our share of the costs of these programs, including the costs of research, preclinical development, manufacturing and clinical research. In connection with our sale of 2,500,000 shares of convertible exchangeable preferred stock during the third quarter of 1999, we will continue to recognize quarterly preferred stock dividends unless the preferred stock is converted into convertible debentures or shares of our common stock.

  We expect to have significant fluctuations in quarterly results based primarily on the level and timing of:

  .  PROVIGIL sales, including changes in the provision for product returns;

  .  the cost of PROVIGIL sales;

  .  achievement and timing of research and development milestones;

  .  co-promotion and other collaboration revenues;

  .  cost and timing of clinical trials; and

  .  marketing and other expenses.

  In connection with the issuance in December 1999 of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," or SAB 101, we expect that we will be required to defer non-refundable license fees recorded in 1999 from Lundbeck and Schwarz Pharma and recognize that revenue over future periods. We also expect to report a change in accounting principles in accordance with SAB 101, and to record the impact of this change as a cumulative effect in our statement of operations in 2000.

  We do not believe that inflation has had a material impact on the results of our operations since our inception.

Impact of Year 2000

  We are not aware of any material problems resulting from Year 2000 issues, either with our products under development, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  We do not use derivative financial instruments for speculative or trading purposes. Therefore, our market risk exposure is limited to changes in interest rates affecting the return on our investments and foreign currency fluctuations. Our exposure to market risk for a change in interest rates relates primarily to our investment portfolio. Our investments are classified as short-term and as "available for sale." We do not believe that short-term fluctuations in interest rates would materially affect the value of our securities. Our exposure to market risk for fluctuations in foreign currency relates primarily to the intercompany balance with our U.K. subsidiary. Exchange gains and losses related to amounts due from the U.K. subsidiary have not been material for the periods presented.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Cephalon, Inc.:

  We have audited the accompanying consolidated balance sheets of Cephalon, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cephalon, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          Arthur Andersen LLP

Philadelphia, Pennsylvania
February 17, 2000

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Cephalon, Inc.:

  We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements for Cephalon, Inc. and have issued our report thereon dated February 17, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts is presented for purposed of complying with the Securities and Exchange Commissions' rules and is not part of the basic financial statements. This schedule has been subject to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Philadelphia, Pennsylvania
February 17, 2000

                        CEPHALON, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                   December 31,   December 31,
                                                       1999           1998
                                                   -------------  -------------
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents (Note 2)..............  $  13,152,000  $   7,484,000
 Short-term investments (Note 2).................    188,410,000     59,862,000
 Receivables, net................................      5,578,000      3,887,000
 Inventory (Note 3)..............................      4,258,000         38,000
 Other...........................................        988,000      1,323,000
                                                   -------------  -------------
  Total current assets...........................    212,386,000     72,594,000
PROPERTY AND EQUIPMENT, net of accumulated
 depreciation and amortization of $15,192,000 and
 $13,439,000 (Note 4)............................     20,001,000     20,505,000
OTHER............................................      1,666,000      1,574,000
                                                   -------------  -------------
                                                   $ 234,053,000  $  94,673,000
                                                   =============  =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable................................  $   6,221,000  $   3,558,000
 Accrued expenses (Note 5).......................     19,328,000     13,298,000
 Current portion of long-term debt (Note 6)......     31,906,000      1,624,000
                                                   -------------  -------------
  Total current liabilities......................     57,455,000     18,480,000
LONG-TERM DEBT (Note 6)                               14,034,000     15,096,000
OTHER (Note 7)...................................      4,207,000      3,495,000
                                                   -------------  -------------
    Total liabilities............................     75,696,000     37,071,000
                                                   -------------  -------------
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY: (Note 9)
 Preferred stock, $.01 par value, 5,000,000
  shares authorized, 2,500,000 shares issued and
  outstanding....................................         25,000            --
 Common stock, $.01 par value, 100,000,000 shares
  authorized, 32,560,938 and 28,802,323 shares
  issued and outstanding.........................        326,000        288,000
 Additional paid-in capital......................    505,702,000    331,673,000
 Treasury stock..................................     (1,290,000)      (487,000)
 Accumulated deficit.............................   (347,135,000)  (273,793,000)
 Accumulated other comprehensive income (loss)...        729,000        (79,000)
                                                   -------------  -------------
  Total stockholders' equity.....................    158,357,000     57,602,000
                                                   -------------  -------------
                                                   $ 234,053,000  $  94,673,000
                                                   =============  =============

   The accompanying notes are an integral part of these financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Year Ended December 31,
                                     ----------------------------------------
                                         1999          1998          1997
                                     ------------  ------------  ------------
REVENUES: (Notes 1 and 10)
 Product sales--PROVIGIL............ $ 25,370,000  $    728,000  $        --
 Other revenues.....................   19,549,000    14,927,000    23,140,000
                                     ------------  ------------  ------------
                                       44,919,000    15,655,000    23,140,000
                                     ------------  ------------  ------------
COSTS AND EXPENSES:
 Cost of product sales--PROVIGIL
  (Note 3)..........................    3,250,000           --            --
 Research and development...........   46,420,000    43,649,000    51,587,000
 Selling, general and
  administrative....................   50,992,000    30,947,000    36,744,000
                                     ------------  ------------  ------------
                                      100,662,000    74,596,000    88,331,000
                                     ------------  ------------  ------------
LOSS FROM OPERATIONS................  (55,743,000)  (58,941,000)  (65,191,000)
                                     ------------  ------------  ------------
INTEREST:
 Income.............................    5,239,000     5,408,000     7,973,000
 Expense (Note 6)...................   (8,253,000)   (1,874,000)   (3,201,000)
                                     ------------  ------------  ------------
                                       (3,014,000)    3,534,000     4,772,000
                                     ------------  ------------  ------------
LOSS BEFORE EXTRAORDINARY CHARGE....  (58,757,000)  (55,407,000)  (60,419,000)
EXTRAORDINARY CHARGE FOR EARLY
 EXTINGUISHMENT OF DEBT (Note 6)....  (11,187,000)          --            --
                                     ------------  ------------  ------------
LOSS................................  (69,944,000)  (55,407,000)  (60,419,000)
DIVIDENDS ON PREFERRED STOCK (Note
 9).................................   (3,398,000)          --            --
                                     ------------  ------------  ------------
LOSS APPLICABLE TO COMMON SHARES.... $(73,342,000) $(55,407,000) $(60,419,000)
                                     ============  ============  ============
BASIC AND DILUTED LOSS PER COMMON
 SHARE:
 Loss per common share before
  extraordinary charge.............. $      (2.10) $      (1.95) $      (2.36)
 Extraordinary charge...............        (0.38)          --            --
                                     ------------  ------------  ------------
                                     $      (2.48) $      (1.95) $      (2.36)
                                     ============  ============  ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING.................   29,584,199    28,413,220    25,637,508
                                     ============  ============  ============

   The accompanying notes are an integral part of these financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      Accumulated
                         Total                                       Other                          Additional
                     Comprehensive                 Accumulated   Comprehensive  Common   Preferred   Paid-in      Treasury
                         Loss          Total         Deficit     Income/(Loss)  Stock      Stock     Capital        Stock
                     -------------  ------------  -------------  ------------- --------  --------- ------------  -----------
BALANCE, JANUARY 1,
 1997..............                 $137,326,000  $(157,967,000)   $(43,000)   $246,000   $    --  $296,868,000  $(1,778,000)
Loss...............  $(60,419,000)   (60,419,000)   (60,419,000)
Foreign currency
 translation.......        (1,000)
                     ------------
Other comprehensive
 loss..............        (1,000)        (1,000)                    (1,000)
                     ------------
Comprehensive
 loss..............   (60,420,000)
                     ============
Stock options and
 warrants
 exercised.........                    3,503,000            --                    3,000               3,500,000          --
Restricted stock
 award plan........                    1,684,000            --                    1,000               1,683,000          --
Employee benefit
 plan..............                      605,000            --                      --                  605,000          --
Conversion of
 convertible
 debentures........                   17,695,000            --                   20,000              17,675,000          --
Issuance of
 warrants in
 connection with
 convertible
 debentures
 transactions......                      400,000            --                      --                  400,000          --
Expired call
 option............                   (1,973,000)           --                    5,000              (1,978,000)         --
Treasury stock
 acquired..........                     (455,000)           --                      --                      --      (455,000)
Treasury stock
 retirement........                    1,973,000            --                   (1,000)                    --     1,974,000
                                    ------------  -------------    --------    --------   -------  ------------  -----------
BALANCE, DECEMBER
 31, 1997..........                  100,338,000   (218,386,000)    (44,000)    274,000       --    318,753,000     (259,000)
Loss...............   (55,407,000)   (55,407,000)   (55,407,000)
Foreign currency
 translation.......       (35,000)
                     ------------
Other comprehensive
 loss..............       (35,000)       (35,000)                   (35,000)
                     ------------
Comprehensive
 loss..............   (55,442,000)
                     ============
Stock options and
 warrants
 exercised.........                      216,000            --                      --                  216,000          --
Restricted stock
 award plan........                    1,500,000            --                    1,000               1,499,000          --
Employee benefit
 plan..............                      583,000            --                    1,000                 582,000          --
Conversion of
 convertible
 debentures........                   10,635,000            --                   12,000              10,623,000          --
Treasury stock
 acquired..........                     (228,000)           --                      --                      --      (228,000)
                                    ------------  -------------    --------    --------   -------  ------------  -----------
BALANCE, DECEMBER
 31, 1998..........                   57,602,000   (273,793,000)    (79,000)    288,000       --    331,673,000     (487,000)
Loss...............   (69,944,000)   (69,944,000)   (69,944,000)
Foreign currency
 translation.......       200,000
Unrealized
 investment gains..       608,000
                     ------------
Other comprehensive
 loss..............       808,000        808,000                    808,000
                     ------------
Comprehensive
 loss..............  $(69,136,000)
                     ============
Stock options and
 warrants
 exercised.........                   45,995,000            --                   36,000              45,959,000          --
Restricted stock
 award plan........                    1,023,000            --                    1,000               1,022,000          --
Employee benefit
 plan..............                      453,000            --                    1,000                 452,000          --
Convertible
 preferred stock
 issued............                  120,028,000            --                      --     25,000   120,003,000          --
Dividends declared
 convertible
 preferred.........                   (3,398,000)    (3,398,000)                                            --
Revenue-sharing
 notes issued......                    6,593,000                                                      6,593,000
Treasury stock
 acquired..........                     (803,000)           --                      --                      --      (803,000)
                                    ------------  -------------    --------    --------   -------  ------------  -----------
BALANCE, DECEMBER
 31, 1999..........                 $158,357,000  $(347,135,000)   $729,000    $326,000   $25,000  $505,702,000  $(1,290,000)
                                    ============  =============    ========    ========   =======  ============  ===========

   The accompanying notes are an integral part of these financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Year Ended December 31,
                                       ----------------------------------------
                                           1999          1998          1997
                                       ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Loss................................  $(69,944,000) $(55,407,000) $(60,419,000)
 Adjustments to reconcile loss to net
  cash used for operating activities:
  Depreciation and amortization......    10,264,000     2,340,000     2,247,000
  Non-cash compensation expense......       381,000     1,854,000     1,811,000
  Other..............................       594,000        47,000       157,000
  (Increase) decrease in operating
   assets:
   Receivables.......................      (184,000)    1,152,000       247,000
   Inventory.........................    (4,220,000)      (38,000)          --
   Other current assets..............    (1,741,000)    1,195,000      (186,000)
   Other long-term assets............    (2,010,000)     (109,000)   (1,656,000)
  Increase(decrease) in operating
   liabilities:
   Accounts payable..................     2,663,000       874,000     1,086,000
   Accrued expenses..................     4,897,000    (2,817,000)    1,289,000
   Other long-term liabilities.......       712,000       745,000       747,000
                                       ------------  ------------  ------------
   Net cash used for operating
    activities.......................   (58,588,000)  (50,164,000)  (54,677,000)
                                       ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and
  equipment..........................      (381,000)     (576,000)     (823,000)
 Sales and maturities (purchases) of
  investments, net...................  (127,940,000)   21,924,000    54,184,000
                                       ------------  ------------  ------------
   Net cash (used for) provided by
    investing activities.............  (128,321,000)   21,348,000    53,361,000
                                       ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of preferred
  stock..............................   120,028,000           --            --
 Proceeds from issuance of common
  stock..............................    12,000,000           --            --
 Proceeds from exercises of common
  stock options and warrants.........    34,353,000       410,000     3,458,000
 Proceeds from issuance of long-term
  debt...............................    30,000,000           --     30,000,000
 Preferred dividends paid............    (2,265,000)          --            --
 Principal payments on long-term
  debt...............................    (1,739,000)   (1,761,000)   (5,335,000)
                                       ------------  ------------  ------------
   Net cash provided by (used for)
    financing activities.............   192,377,000    (1,351,000)   28,123,000
                                       ------------  ------------  ------------
EFFECT OF EXCHANGE RATE CHANGES ON
 CASH AND CASH EQUIVALENTS...........       200,000       (34,000)          --
                                       ------------  ------------  ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS....................     5,668,000   (30,201,000)   26,807,000
CASH AND CASH EQUIVALENTS, BEGINNING
 OF YEAR.............................     7,484,000    37,685,000    10,878,000
                                       ------------  ------------  ------------
CASH AND CASH EQUIVALENTS, END OF
 YEAR................................  $ 13,152,000  $  7,484,000  $ 37,685,000
                                       ============  ============  ============

   The accompanying notes are an integral part of these financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

  Cephalon, Inc., headquartered in West Chester, Pennsylvania, is a biopharmaceutical company dedicated to the discovery, development and marketing of products to treat neurological disorders and cancer. We have had negative cash flow from operations since inception and have funded our operations primarily from the proceeds of public and private placements of our securities. Sales of PROVIGIL(R) (modafinil) Tablets [C-IV] were initiated in the United Kingdom in March 1998 and in the United States and the Republic of Ireland in February 1999. In June 1999, we began promoting and marketing PROVIGIL in Austria. PROVIGIL is approved in those countries for use by those suffering from excessive daytime sleepiness associated with narcolepsy. We entered into a collaborative agreement with Abbott Laboratories in June 1999 to market and further develop GABITRIL(R) (tiagabine hydrochloride), an adjunctive treatment for partial seizures associated with epilepsy.

  Our business is subject to a number of significant risks, including the risks inherent in pharmaceutical research and development activities. We are highly dependent upon the successful commercialization of PROVIGIL and there is no assurance that we will achieve profitability solely on sales of PROVIGIL.

Principles of Consolidation

  The consolidated financial statements include the results of operations of Cephalon and its wholly owned subsidiaries. Intercompany transactions have been eliminated.

Translation of Foreign Financial Statements

  In accordance with SFAS No. 52, "Foreign Currency Translation," assets and liabilities of our foreign operations are translated at the year-end rate of exchange and the income statements are translated at the average rate of exchange for the year. Gains or losses from translating foreign currency financial statements are accumulated in a separate component of stockholders' equity. Transaction gains and losses are included in results of operations.

Pervasiveness of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Cash Equivalents

  Cash equivalents include investments in liquid securities with original maturities of three months or less. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," we consider our investments to be "available for sale." We classify these investments as short-term and carry them at fair market value. The unrealized gain for the year ended December 31, 1999 has been recorded as a separate component of stockholders' equity. All realized gains and losses on our available for sale securities are recognized in results of operations.

Inventory

  Inventory is stated at the lower of cost or market value using the first-in, first-out, or FIFO, method.

Property and Equipment

  Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to forty years. Property and equipment under capital leases are depreciated or amortized over the shorter of the lease term or the expected useful life of the assets. Expenditures for maintenance and repairs are charged to expense as incurred, while major renewals and betterments are

                        CEPHALON, INC. AND SUBSIDIARIES
capitalized. Our assets are reviewed and adjusted for impairment whenever events or circumstances have occured that indicate that the remaining useful lives of the assets should be revised or that the remaining balance of such assets may not be recoverable based upon expectations of future undiscounted cash flows. No such adjustments were required as of December 31, 1999.

Fair Value of Financial Instruments

  The book values of cash, cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses are considered to approximate their respective fair values. None of our debt instruments that were outstanding as of December 31, 1999 have readily ascertainable market values; however, the carrying values approximate their respective fair values.

Revenue Recognition

  Product sales of PROVIGIL are recognized upon shipment of product and are recorded net of reserves for returns and allowances. The reserve for product returns is derived by utilizing reports purchased from external, independent sources, including NDC Health Information Services, IMS Health and several pharmaceutical wholesalers, which provide prescription data, wholesale stocking levels and wholesale sales to retail pharmacies. From this data, we estimate retail pharmacy stocking levels. This data is reviewed to monitor product movement through the supply chain to identify slow moving product that is more likely to be returned. The reserves are reviewed at each reporting period and adjusted to reflect data available at that time. Any changes in the reserve will result in changes in the amount of revenue recognized in the period.

  This methodology has resulted in the recognition of revenue for only product that we believe was prescribed to patients or that is currently in inventory at distribution centers and retail pharmacy locations and that we believe, based upon the history of reorders of product by these distribution centers and retail pharmacy locations, is likely to be used. We believe this approach is appropriate given that: (i) PROVIGIL is a new product and we have limited sales, product return and collection history; (ii) at this time PROVIGIL's approved use is limited to a relatively small patient base and, as a result, market penetration has been limited; and, (iii) to date, returns have been limited, however, product may be returned for credit up to its expiration date, which is currently 36 months from its date of manufacture. At each reporting period, we intend to continue to monitor inventory levels at the wholesalers and retail pharmacies, as well as reorder history. Should this information indicate a steady stream of the product moving through the supply chain, which would indicate that returns are less likely to occur, the product reserve balance would be reduced, resulting in the recognition of additional revenue.

  On contracts in which we receive payments based upon the level of our related research and development expenses, revenues are recognized as the related expenses are incurred. On contracts which provide for the receipt of milestone payments, revenues are recognized when the payor confirms that the milestone has been achieved. On contracts which provide for payments based upon pre-determined rates for personnel working on the contract and reimbursement of third-party expenses, revenues are recognized as the work is performed and the third-party expenses are incurred. Payments received that relate to future performance are deferred and recognized as revenue over the specified future performance periods. Under our co-promotion agreements, revenue is recognized upon the achievement of the stipulated sales activity and performance targets.

  Under agreements in which we supply product to third parties for clinical trials, we recognize revenue upon product shipment.

Research and Development

  All research and development costs are charged to expense as incurred.

                        CEPHALON, INC. AND SUBSIDIARIES

Loss Per Common Share

  Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. For the years ended December 31, 1999, 1998 and 1997, diluted loss per common share is the same as basic loss per common share since the calculation of diluted loss per share excludes stock options, restricted stock awards, warrants and the conversion of convertible notes because their inclusion would be antidilutive.

Stock-based Compensation

  We account for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost is not required to be recognized on options granted. Disclosures required with respect to alternative fair value measurement and recognition methods prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," are presented in Note 9.

Reclassifications

  Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

Recent Accounting Pronouncements

  In December 1999, the Securities and Exchange Commission issued Staff Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101) which is effective for fiscal years beginning after December 15, 1999. The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied, and specifically addresses revenue recognition for non-refundable technology access fees in the biotechnology industry. We expect that we will be required to defer non-refundable technology fees and recognize revenue over future periods. We also expect to report a change in accounting principle in accordance with SAB 101, and to record the impact of this change as a cumulative effect in our statement of operations in 2000. (See Note 10 Revenues--Research and development collaborations).

2. CASH, CASH EQUIVALENTS AND INVESTMENTS

  At December 31, cash, cash equivalents and investments consisted of the following:

                                                           1999        1998
                                                       ------------ -----------
   Cash and cash equivalents.......................... $ 13,152,000 $ 7,484,000
                                                       ------------ -----------
   Short-term investments:
     U.S. treasury securities.........................          --   30,108,000
     U.S. government agency obligations...............   91,115,000  19,722,000
     Commercial paper.................................   66,346,000  10,032,000
     Asset backed securities..........................   29,699,000         --
     Corporate bonds..................................    1,250,000         --
                                                       ------------ -----------
                                                        188,410,000  59,862,000
                                                       ------------ -----------
                                                       $201,562,000 $67,346,000
                                                       ============ ===========

                        CEPHALON, INC. AND SUBSIDIARIES

  The contractual maturities of our investments in debt securities at December 31, 1999 are as follows:

                               Maturity
                               --------
     Less than one year........................................... $117,927,000
     Greater than one year but less than two years................   53,725,000
     Greater than two years but less than three years.............   16,758,000
                                                                   ------------
                                                                   $188,410,000
                                                                   ============

  Some of our lease agreements contain covenants that obligate us to maintain minimum cash and investment balances (see Note 6).

3. INVENTORY

  At December 31, inventory consisted of the following:

                                                                 1999     1998
                                                              ---------- -------
     Raw material............................................ $1,570,000 $   --
     Work-in-process.........................................  1,616,000     --
     Finished goods..........................................  1,072,000  38,000
                                                              ---------- -------
                                                              $4,258,000 $38,000
                                                              ========== =======

  All of the PROVIGIL sold in the United States during 1999 was produced prior to its December 1998 FDA approval and, in accordance with SFAS No. 2 "Accounting for Research and Development Costs," the costs of producing that material were recorded as research and development expense in those prior periods. As of December 31, 1999, we maintained approximately $354,000 of inventory on hand that was previously charged to research and development expense. We expect that this remaining expensed material will be sold during the first quarter of 2000 and, as a result, we anticipate that our cost of sales expressed as a percentage of sales will approximately double from the levels recorded in 1999. Cost of product sales through December 31, 1999 consisted primarily of royalties due to Laboratoire L. Lafon.

4. PROPERTY AND EQUIPMENT

  At December 31, property and equipment consisted of the following:

                                                       1999          1998
                                                   ------------  ------------
   Land and buildings............................. $ 20,101,000  $ 20,046,000
   Laboratory and office equipment................   15,092,000    13,898,000
                                                   ------------  ------------
                                                     35,193,000    33,944,000
   Less allowances for depreciation and
    amortization..................................  (15,192,000)  (13,439,000)
                                                   ------------  ------------
                                                   $ 20,001,000  $ 20,505,000
                                                   ============  ============

                        CEPHALON, INC. AND SUBSIDIARIES

5. ACCRUED EXPENSES

  At December 31, accrued expenses consisted of the following:

                                                          1999        1998
                                                       ----------- -----------
     Accrued premium on early extinguishment of
      revenue sharing notes........................... $ 5,500,000 $        --
     Accrued compensation and benefits................   3,668,000     876,000
     Accrued professional and consulting fees.........   3,422,000   2,556,000
     Accrued clinical trial fees and related
      expenses........................................   1,619,000   2,177,000
     Accrued license fees and royalties...............   2,249,000   2,096,000
     Accrued litigation-related costs.................         --    4,838,000
     Accrued preferred dividends......................   1,133,000         --
     Other accrued expenses...........................   1,737,000     755,000
                                                       ----------- -----------
                                                       $19,328,000 $13,298,000
                                                       =========== ===========

6. LONG-TERM DEBT

  At December 31, long-term debt consisted of the following:

                                                          1999         1998
                                                       -----------  -----------
   Capital lease obligations.......................... $ 1,608,000  $ 1,335,000
   Mortgage loans.....................................  14,332,000   15,385,000
   Revenue sharing notes..............................  30,000,000          --
                                                       -----------  -----------
                                                        45,940,000   16,720,000
   Less current portion............................... (31,906,000)  (1,624,000)
                                                       -----------  -----------
                                                       $14,034,000  $15,096,000
                                                       ===========  ===========

  Aggregate maturities of long-term debt for the next five years are as follows: 2000--$31,906,000; 2001--$1,650,000; 2002--$1,423,000; 2003--
$1,336,000; 2004--$1,320,000; 2005 and thereafter--$8,305,000. The current portion of long-term debt consists of payments due on the capital lease obligations, mortgage loans and the early extinguishment of the revenue sharing notes. We paid interest related to debt instruments of $6,885,000, $1,170,000, and $2,242,000 in 1999, 1998 and 1997, respectively.

Revenue Sharing Notes

  In February 1999, we completed a private placement of $30,000,000 of revenue sharing notes. The notes are secured by our rights to PROVIGIL in the United States and bear an annual interest rate of 11%. In connection with the notes, we issued warrants to purchase 1,920,000 shares of common stock at an exercise price of $10.08. The estimated fair value of the warrants of $6,236,000 was recorded as a discount to the notes for amortization over the term of the notes. In December 1999, the notes were restructured whereby the maturity of these notes was accelerated and holders of the notes will receive a payment of 6% of net sales of PROVIGIL in the United States through December 31, 2001, versus 2003 in the original agreements. The notes were retired in the first quarter of 2000 for an aggregate cash payment of $35,500,000. In connection with the restructuring, we recorded a loss in 1999 on the extinguishment of the notes of $11,187,000, which includes the prepayment penalty of $5,500,000 and the write-off of deferred financing costs and the remaining value of the warrants of $5,267,000.

Capital Lease Obligations

  We currently lease laboratory, production and computer equipment with a cost of $4,282,000 under lease agreements. Under the terms of the agreements, we must maintain a minimum balance in unrestricted cash and

                        CEPHALON, INC. AND SUBSIDIARIES
investments of $30,000,000 or deliver to the lessor an irrevocable letter of credit in the amount of the then outstanding balance due on all equipment leased under the agreements. At December 31, 1999, the balance due under the lease agreements was $1,608,000. Our lease agreements provide us with an option to purchase the leased equipment at the conclusion of the lease.

Mortgage Loans

  In March 1995, we purchased the buildings housing our administrative offices and research facilities in West Chester, Pennsylvania for $11,000,000. We financed the purchase through the assumption of an existing $6,900,000 first mortgage and from $11,600,000 in state funding provided by the Commonwealth of Pennsylvania. The first mortgage has a 15-year term with an annual interest rate of 9 5/8%. The state funding has a 15-year term with an annual interest rate of 2%. The 2% interest rate may be increased to prime plus 2% because we failed to hire a specified number of new employees in Chester County, Pennsylvania by the end of 1999. We are discussing modifications to the agreement with the State. The loans require annual aggregate principal and interest payments of $1,800,000. The loans are secured by the buildings and fixtures therein and a portion of the state funding also is secured by all our equipment located in Pennsylvania that is otherwise unsecured.

7. OTHER LIABILITIES

  At December 31, other liabilities consisted of the following:

                                                             1999       1998
                                                          ---------- ----------
   Accrued interest (See Note 6)......................... $4,009,000 $3,210,000
   Deferred compensation.................................    198,000    285,000
                                                          ---------- ----------
                                                          $4,207,000 $3,495,000
                                                          ========== ==========

8. COMMITMENTS AND CONTINGENCIES

Leases

  We lease certain of our offices and automobiles under operating leases. We do not consider our future annual minimum payments under these leases to be material. Lease expense under all operating leases totaled $416,000, $866,000, and $725,000 in 1999, 1998, and 1997, respectively.

Related Party

  In August 1992, we exclusively licensed our rights to MYOTROPHIN for human therapeutic use within the United States, Canada and Europe to Cephalon Clinical Partners, L.P., or CCP. We perform any development and clinical testing of MYOTROPHIN on behalf of CCP under a research and development agreement with CCP.

  CCP has granted us an exclusive license to manufacture and market MYOTROPHIN for human therapeutic use within the United States, Canada and Europe in return for royalty payments equal to a percentage of product sales and a milestone payment of approximately $16,000,000 that will be made if MYOTROPHIN receives regulatory approval.

                        CEPHALON, INC. AND SUBSIDIARIES

  We have a contractual option to purchase all of the limited partnership interests of CCP. To exercise this purchase option, we are required to make an advance payment of $40,275,000 in cash or, at our election, $42,369,000 in shares of common stock or a combination thereof. The purchase option will become exercisable upon the occurrence of certain events once sales activity commences. Should we discontinue development of MYOTROPHIN or if we do not exercise the purchase option, our license will terminate and all rights to manufacture or market MYOTROPHIN in the United States, Canada and Europe will revert to CCP, which may then commercialize MYOTROPHIN itself or license or assign its rights to a third party. In that event, we would not receive any benefits from such commercialization, license or assignment of rights.

Legal Proceedings

  In November 1999, we received a federal grand jury subpoena in connection with an investigation under the supervision of the Office of Consumer Litigation of the U.S. Department of Justice. The grand jury also issued subpoenas to certain of our former and current employees. We believe that the investigation relates to the release of certain lots of MYOTROPHIN used in clinical trials and related reports filed with the FDA during the period 1994-1996. We have not been identified as a target of the investigation, and we are cooperating with the inquiry. We cannot predict the outcome of the investigation.

  In August 1999, the U.S. District Court for the Eastern District of Pennsylvania entered a final order approving the settlement of a class action alleging that statements made about the results of certain clinical studies of MYOTROPHIN were misleading. Of the $17,000,000 settlement amount, $7,500,000 was paid by our directors' and officers' liability insurance carriers and the remaining $9,500,000 was paid by Cephalon. Of the $9,500,000 that we paid, $4,300,000 was recognized as expense in 1999 and the remainder was recognized in prior periods. A related complaint has been filed with the Court by a small number of plaintiffs who decided not to participate in the settlement. This related complaint alleges that we are liable under common law for misrepresentations concerning the results of the MYOTROPHIN clinical trials, and that we and certain of our current and former officers and directors are liable for the actions of persons who allegedly traded in our common stock on the basis of material inside information. We believe that we have valid defenses to all claims raised in this action and we have filed a motion to dismiss these claims, which is pending with the Court. Moreover, even if there is a judgment against us, we do not believe it will have a material negative effect on our financial condition or results of operations.

9. STOCKHOLDERS' EQUITY

Convertible Exchangeable Preferred Stock

  During the third quarter of 1999, we completed a private offering to institutional investors of 2,500,000 shares of convertible exchangeable preferred stock at $50 per share. Proceeds from the offering, net of fees and expenses, totaled $120,028,000. Dividends on the preferred stock are payable quarterly as of November 15, 1999 and are cumulative at the annual rate of $3.625 per share. We recognized $3,398,000 of preferred dividends during 1999. The preferred stock is convertible into an aggregate of approximately 6,975,000 shares of our common stock at a conversion price of $17.92 per share, subject to adjustment in certain circumstances. The preferred stock will be exchangeable, at our option, into 7 1/4% convertible debentures which also are convertible into shares of our common stock. We may redeem the preferred stock and the debentures at declining redemption prices commencing in August 2001.

Equity Compensation Plans

  Cephalon has established the Stock Option Plan and the Equity Compensation Plan for its employees, directors and certain other individuals. All grants and terms are authorized by the Compensation Committee of

                        CEPHALON, INC. AND SUBSIDIARIES

Cephalon's Board of Directors. We may grant either non-qualified or incentive stock options under both plans, and also may grant restricted stock awards under the Equity Compensation Plan. The options and restricted stock awards generally become exercisable or vested ratably over four years from the grant date and the options must be exercised within ten years of the grant date.

  The following tables summarize the aggregate option activity under both plans:

                                     1999                1998                1997
                              ------------------- ------------------- -------------------
                                         Weighted            Weighted            Weighted
                                         Average             Average             Average
                                         Exercise            Exercise            Exercise
                               Shares     Price    Shares     Price    Shares     Price
                              ---------  -------- ---------  -------- ---------  --------
Outstanding, January 1,.....  4,034,299   $12.42  3,518,258   $13.96  3,181,020   $14.07
  Granted...................    788,000    24.51  1,009,000     8.18    873,520    12.94
  Exercised.................   (668,622)   10.49    (57,379)   10.21   (223,493)    8.27
  Canceled..................   (340,536)   13.59   (435,580)   16.20   (312,789)   19.16
                              ---------   ------  ---------   ------  ---------   ------
Outstanding, December 31,...  3,813,141   $15.17  4,034,299   $12.42  3,518,258   $13.96
                              =========   ======  =========   ======  =========   ======
Exercisable at end of year..  2,033,784   $13.88  2,279,718   $13.31  1,961,945   $12.93
Weighted average fair value
 of options granted during
 the year...................              $14.45              $ 4.75              $ 7.67

                                        Options Outstanding               Options Exercisable
                             ----------------------------------------- -------------------------
                                       Weighted Average    Weighted                  Weighted
                                          Remaining        Average                   Average
   Range of Exercise Price    Options  Contractual Life Exercise Price  Options   Exercise Price
   -----------------------   --------- ---------------- -------------- ---------- --------------
   $.80--$10.00              1,267,497       7.2 years      $ 7.89     $  673,925     $ 7.98
   $10.01--$20.00            1,586,169       5.7            $13.56      1,119,608     $14.05
   $20.01--$31.00              959,475       8.8            $27.43        240,251     $29.68
                             ---------       ---            ------     ----------     ------
                             3,813,141       7.0            $15.17      2,033,784     $13.88
                             =========       ===            ======     ==========     ======

  In May 1999, the Equity Compensation Plan was amended to increase the number of shares subject to the annual grants awarded under the plan by 1,200,000 shares. At December 31, 1999, 975,543 shares were available for future grants under the plans.

  During 1999, 1998 and 1997, we received proceeds of $7,369,000, $410,000 and
$2,205,000, respectively, from the exercise of stock options.

  The following table summarizes restricted stock award activity for the years ended December 31:

                                                 Restricted Stock Awards
                                             ----------------------------------
                                                1999        1998        1997
                                             ----------  ----------  ----------
   Outstanding, January 1,.................. $  280,425  $  237,825  $  190,700
     Granted................................    355,550     142,450     113,450
     Vested.................................    (83,300)    (75,725)    (54,325)
     Canceled...............................    (55,975)    (24,125)    (12,000)
                                             ----------  ----------  ----------
   Outstanding, December 31,................    496,700     280,425     237,825
                                             ----------  ----------  ----------
   Compensation expense recognized.......... $1,023,000  $1,450,000  $1,684,000
                                             ==========  ==========  ==========

                        CEPHALON, INC. AND SUBSIDIARIES

  If we had elected to recognize compensation cost based on the fair value of stock options as prescribed by Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," pro forma loss and loss per share amounts would have been reflected as set forth below:

                                             1999          1998          1997
                                         ------------  ------------  ------------
   As reported
     Loss..............................  $(73,342,000) $(55,407,000) $(60,419,000)
     Basic and diluted loss per share..  $      (2.48) $      (1.95) $      (2.36)
   Pro forma
     Loss..............................  $(79,121,000) $(60,659,000) $(62,315,000)
     Basic and diluted loss per share..  $      (2.67) $      (2.13) $      (2.43)

  The fair value of the options granted during 1999, 1998 and 1997 were estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

                                                       1999     1998     1997
                                                      -------  -------  -------
   Risk free interest rate...........................    5.89%    5.23%    6.35%
   Expected life..................................... 6 years  6 years  6 years
   Expected volatility...............................      56%      56%      56%
   Expected dividend yield...........................       0%       0%       0%

Warrants and Other Options

  During 1999, investors in Cephalon Clinical Partners, L.P., or CCP, exercised 1,958,291 warrants to purchase shares of common stock. Proceeds associated with these exercises totaled $26,984,000. All outstanding warrants associated with CCP expired on August 31, 1999. During 1998, no warrants were exercised. In 1997, 102,004 warrants were exercised for an aggregate exercise price of $1,183,000.

  At December 31, 1999, warrants to purchase shares of Cephalon common stock were outstanding as follows:

      Number Of Shares
   Issuable Upon Exercise                                               Exercise Price
        Of Warrants                  Expiration Date                      Per Share
   ----------------------            ---------------                    --------------
         1,920,000                    March 1, 2004                         $10.08
           750,000                   February 8, 2002                       $18.50
            84,000                    April 7, 2000                         $24.77
         ---------
         2,754,000
         =========

  The private placement of the revenue-sharing notes included the issuance of warrants, expiring March 1, 2004, to purchase 1,920,000 shares of our common stock at an exercise price of $10.08. The estimated aggregate value of the warrants of $6,593,000 was recorded as a discount to the notes a portion of this amount was charged to interest expense. In connection with the restructuring of the revenue sharing notes in 1999, we recorded a loss which included the remaining value of the warrants (see Note 6).

  In February 1994, Chiron was issued a warrant to purchase 750,000 shares of common stock with an exercise price of $18.50 per share.

  In April 1997, we issued warrants to purchase 84,000 shares of Cephalon common stock at an exercise price of $24.77 per share to the placement agent in connection with the private placement of senior convertible notes.

                        CEPHALON, INC. AND SUBSIDIARIES

Qualified Savings and Investment Plan

  We have a profit sharing plan pursuant to section 401(k) of the Internal Revenue Code, whereby eligible employees may contribute up to 15% of their annual salary to the plan, subject to statutory maximums. The plan provides for discretionary matching contributions by Cephalon in cash or a combination of cash and shares of Cephalon's common stock. Our contribution for the years 1997 through 1999 was 100% of the first 6% of employee salaries contributed in the ratio of 50% cash and 50% Cephalon stock. We contributed $1,369,000, $1,155,000, and $1,090,000 in cash and common stock to the plan for the years 1999, 1998, and 1997, respectively.

Proforma Aggregate Conversions or Exercises

  At December 31, 1999, the conversion or exercise of outstanding options, warrants and convertible exchangeable preferred stock into shares of Cephalon common stock in accordance with their terms would increase the outstanding number of shares of common stock by approximately 13,543,000 shares, or 42%.

Preferred Share Purchase Rights

  In November 1993, the Board of Directors of Cephalon declared a dividend distribution of one right for each outstanding share of common stock. In addition, a right attaches to and trades with each new issue of Cephalon's common stock. Each right entitles each registered holder, upon the occurrence of certain events, to purchase from Cephalon a unit consisting of one one-hundredth of a share of the Series A Junior Participating Preferred Stock of Cephalon, or a combination of securities and assets of equivalent value, at a purchase price of $90.00 per Unit, subject to adjustment.

10. REVENUES

  At December 31, revenues consisted of the following:

                                              1999        1998        1997
                                           ----------- ----------- -----------
     Product sales--PROVIGIL.............. $25,370,000 $   728,000 $       --
     Commercial collaborations............   2,751,000   5,598,000   5,228,000
     Research and development
      collaborations......................  16,793,000   9,085,000  17,912,000
     Other................................       5,000     244,000         --
                                           ----------- ----------- -----------
                                           $44,919,000 $15,655,000 $23,140,000
                                           =========== =========== ===========

Product sales

  Sales of PROVIGIL were initiated in the United Kingdom in March 1998 and in the United States and the Republic of Ireland in February 1999. Shipments of PROVIGIL to customers were $31,488,000 in 1999 and $6,118,000 was recorded for the reserve for returns and allowances, resulting in product sales of $25,370,000.

Commercial collaborations

  We have entered into several agreements under which our sales organization markets the proprietary products of third parties. We focus our sales efforts on neurologists and other neurological specialists. Under these agreements, we receive payments generally for achievement of the stipulated sales activity and performance targets, and also may be responsible for payment of fees to the third party collaborator and funding promotional and clinical trial activities. In the United States, we are promoting and marketing STADOL NS(R) (butorphanol tartrate) for Bristol-Myers Squibb Company. We also are collaborating with Abbott Laboratories, Inc. to market and further develop GABITRIL(R) (tiagabine hydrochloride) in the United States. In France, we are promoting and marketing APOKINON(R) (apomorphine hydrochloride) for Laboratoire Aguettant S.A.

                        CEPHALON, INC. AND SUBSIDIARIES

Research and development collaborations

  We have entered into several collaborative research and development agreements under which we are reimbursed generally for our research efforts and for product supply. In addition, we typically receive development milestones and license fees.

  Under a collaborative agreement with TAP, we perform research and development for which we are compensated quarterly by TAP for both internal and external expenses. Under the terms of a collaborative agreement with H. Lundbeck A/S, Lundbeck is reimbursing us for certain costs related to the CEP-1347 program. In addition, we are to receive milestone payments and royalties on net product sales in Europe from Lundbeck. In December 1999, we entered into a licensing agreement with Schwarz Pharma AG under which we granted our rights to Schwarz Pharma to develop and market CEP-701 for the treatment of prostate disorders and other cancers in Europe and several other countries outside the United States. The agreement provides for Schwarz Pharma to make milestone payments and to pay royalties on net product sales in the territories. During 1999, we recognized revenue from the receipt of non-refundable license fees related to the initiation of the Lundbeck collaboration in the amount of $2,400,000 and the Schwarz Pharma collaboration in the amount of $2,000,000. Under collaborative agreements with Kyowa Hakko, we are reimbursed for our cost to supply MYOTROPHIN in Japanese clinical trials and certain expenditures related to our signal transduction modulator research and development program.

11. INCOME TAXES

  Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities recognized for financial reporting purposes and the tax bases thereon, and operating loss and tax credit carryforwards. Significant components of our net deferred tax assets as of December 31 are as follows:

                                                      1999           1998
                                                  -------------  -------------
   Net operating loss carryforwards.............  $  81,874,000  $  59,240,000
   Capitalized research and development
    expenditures................................     42,920,000     32,357,000
   Federal research and development tax
    credits.....................................      7,379,000      5,724,000
   Other--net...................................      1,205,000      3,576,000
                                                  -------------  -------------
   Total deferred tax assets....................    133,378,000    100,897,000
   Valuation allowance for deferred tax assets..   (133,378,000)  (100,897,000)
                                                  -------------  -------------
   Net deferred tax assets......................  $         --   $         --
                                                  =============  =============

  The deferred tax asset valuation allowance increased by $32,481,000 during the year. This increase is primarily the result of our analysis of the likelihood of realizing the future tax benefit of tax loss carryforwards and additional temporary differences. A valuation allowance was established for 100% of the deferred tax assets, as realization of the tax benefits is not assured.

  At December 31, 1999, we had net operating loss carryforwards for U.S. federal income tax purposes of approximately $217,754,000 that will begin to expire in 2003. The net operating loss carryforwards differ from the accumulated deficit principally due to differences in the recognition of certain research and development expenses for financial and federal income tax reporting. Federal research tax credits of $7,379,000 are available to offset future tax payments, and begin to expire in 2003.

  The amount of net operating loss carryforwards which can be utilized in any one period will be limited by federal income tax regulations since a change in ownership as defined in Section 382 of the Internal Revenue Code occurred in the current and prior years. We do not believe that such limitation will have a material adverse impact on the utilization of our carryforwards.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The names, ages and positions held by our directors and executive officers are as follows:

Name                      Age                            Position
----                      ---                            --------
Frank Baldino, Jr.,
 Ph.D...................   46 Chairman and Chief Executive Officer

William P. Egan(1)......   55 Director

Robert J. Feeney,
 Ph.D.(2)...............   74 Director

Martyn D. Greenacre(1)..   58 Director

David R. King...........   50 Director

Kevin E. Moley(1).......   53 Director

Horst Witzel, Dr.-
 Ing.(2)................   72 Director

J. Kevin Buchi..........   44 Senior Vice President and Chief Financial Officer

Peter E. Grebow, Ph.D...   53 Senior Vice President, Business Development

Earl W. Henry, M.D......   52 Senior Vice President, Clinical Research and Regulatory Affairs

John E. Osborn..........   42 Senior Vice President, General Counsel and Secretary

Robert P. Roche, Jr.....   44 Senior Vice President, Sales and Marketing

Carl A. Savini..........   50 Senior Vice President, Human Resources

Jeffry L. Vaught,
 Ph.D...................   49 Senior Vice President and President, Research and Development

--------
(1) Members of the Audit Committee of the Board of Directors.
(2) Members of the Stock Option and Compensation Committee of the Board of Directors.

  All directors hold office until our next annual meeting of stockholders and until their successors are elected and qualified or until their earlier resignation or removal.

  All executive officers are elected annually by the Board of Directors to serve in their respective capacities until their successors are elected and qualified or until their earlier resignation or removal.

  Dr. Baldino founded Cephalon and has served as Chief Executive Officer and a director since its inception. He was appointed Chairman of the Board of Directors in December 1999. Dr. Baldino received his Ph.D. degree from Temple University and holds several adjunct academic appointments. Dr. Baldino currently serves as a director of Adolor Corporation, a pharmaceutical company, Pharmacopeia, Inc., a developer of proprietary technology platforms for pharmaceutical companies, and ViroPharma, Inc., a biopharmaceutical company.

  Mr. Egan has been a director since 1988. Since 1979, Mr. Egan has served as President of Burr, Egan, Deleage & Co., a venture capital company. He is also a general partner of ALTA Communications VI, L.P., and ALTA Communications VII, L.P. and ALTA Communications VIII, L.P., venture capital firms, and a director of Cypress Communications, a communications service provider.

  Dr. Feeney has been a director since 1988. From October 1987 to August 1997, Dr. Feeney served as a general partner of Hambrecht & Quist Life Science Technology Fund, a life sciences venture capital fund affiliated with Hambrecht & Quist Incorporated. For 37 years prior thereto, Dr. Feeney was employed at Pfizer Inc., a pharmaceutical company, and last served as its Vice President of Licensing and Development. Dr. Feeney currently serves as a director of QLT PhotoTherapeutics Inc., a Canadian biotechnology company.

  Mr. Greenacre has been a director since 1992. Mr. Greenacre has been President, Chief Executive Officer and Director of Delsys Pharmaceutical Corporation, a formulation and drug delivery system company, since June 1997. From 1993-96, Mr. Greenacre served with Zynaxis Inc., a biopharmaceutical company, as President, Chief Executive Officer and a director. From 1989-92, Mr. Greenacre served as Chairman Europe, SmithKline Beecham Pharmaceuticals. He joined SmithKline & French, the predecessor to SmithKline Beecham, in 1973 where he held positions of increasing responsibility in commercial operations and management. Mr. Greenacre currently serves as a director of Creative Biomolecules, Inc., a biotechnology company, and Genset s.a., a human genome sciences company.

  Mr. King was appointed a director in 1999. Since 1981, Mr. King has been a partner in the Business and Finance Section of the law firm of Morgan, Lewis & Bockius LLP, Philadelphia, Pennsylvania. Mr. King's practice focuses on biotechnology and emerging growth companies and he has extensive experience in corporate and securities law matters.

  Mr. Moley has been a director since 1994. From November 1998 to December 1999, Mr. Moley served as Chairman of the Board of Directors of Patient Care Dynamics LLC, a provider of computer hardware and software to physicians. From January 1996 to February 1998, Mr. Moley was President and Chief Executive Officer of Integrated Medical Systems, Inc., where he served as a director since 1994. From February 1993 to December 1995, Mr. Moley was Senior Vice President of PCS Health Systems, a provider of prescription management services. From 1989-92 Mr. Moley served in the Bush administration as an Assistant Secretary of the U.S. Department of Health and Human Services ("HHS"), and from 1992-93 as Deputy Secretary of HHS. Mr. Moley also serves as a director of Innovative Clinical Solutions, Ltd., a site management company, Merge Technologies, Inc., a medical imaging software company, Perse Technologies, a medical billing company and ProxyMed, a medical claims clearing house company.

  Dr. Witzel has been a director since 1991. From 1986 until his retirement in 1989, Dr. Witzel served as the Chairman of the Board of Executive Directors of Schering AG, a German pharmaceutical company and, prior to 1986, was a member of the Board of Executive Directors in charge of Production and Technology. Dr. Witzel currently serves as a director of The Liposome Company, Inc., a biotechnology company.

  Mr. Buchi joined Cephalon as Controller in March 1991 and held several financial positions with the Company prior to being appointed Senior Vice President and Chief Financial Officer in April 1996. Between 1985 and 1991, Mr. Buchi served in a number of financial positions with E.I. duPont de Nemours and Company. Mr. Buchi received his masters of management degree from the J.L. Kellogg Graduate School of Management, Northwestern University in 1982 and is a Certified Public Accountant.

  Dr. Grebow joined Cephalon in January 1991 and was Senior Vice President, Drug Development prior to his current position as Senior Vice President, Business Development. From 1988-90, Dr. Grebow served as Vice President of Drug Development for Rorer Central Research, a division of Rhone-Poulenc Rorer Pharmaceuticals Inc., a pharmaceutical company. Dr. Grebow received his Ph.D. degree in Chemistry from the University of California, Santa Barbara.

  Dr. Henry joined Cephalon in August 1997 as Vice President, Clinical Operations, and was appointed Senior Vice President, Clinical Research and Regulatory Affairs in October 1998. Prior to Cephalon, Dr. Henry served as Vice President, Clinical Research for Guilford Pharmaceuticals. From 1992-95, he was Executive Director, Clinical Research at Sandoz, Inc. and spent five years at Pfizer Central Research. Dr. Henry received his M.D. degree from the University of Chicago and completed his clinical training in neurology and neuropathology at Harvard Medical School, where he held a faculty appointment.

  Mr. Osborn joined Cephalon in March 1997 and has served as Senior Vice President, General Counsel and Secretary since January 1999. He was appointed Senior Vice President in September 1998 and prior to that served as Vice President, Legal Affairs. From 1992-97, Mr. Osborn was employed by The DuPont Merck Pharmaceutical Company, most recently as Vice President, Associate General Counsel and Assistant Secretary.

Prior to that, he served in the Bush administration with the U.S. Department of State, practiced corporate law with firms in Boston and Philadelphia, and clerked for a U.S. Court of Appeals judge. Mr. Osborn received his law degree from the University of Virginia and also holds a masters degree in international studies from The Johns Hopkins University.

  Mr. Roche joined Cephalon in January 1995 as Vice President, Sales and Marketing and was appointed to his current position in June 1999. Previously, Mr. Roche was Director and Vice President, Worldwide Strategic Product Development, for SmithKline Beecham's (SB) central nervous system and gastrointestinal products business. He also was managing director of SB's pharmaceutical operations in the Philippines, and held senior marketing positions in Canada and Spain and product planning responsibility for SB in Latin America and worked as a U.S. pharmaceutical sales representative. Mr. Roche graduated from Colgate University and received a master of business administration degree from The Wharton School, University of Pennsylvania.

  Mr. Savini joined Cephalon in June 1993 as Director, Human Resources and has served as Senior Vice President, Human Resources since January 2000. He was appointed Vice President, Human Resources in January 1995. From 1983-93, Mr. Savini was employed by Bristol-Myers Squibb Company, in Human Resources positions of increasing responsibility, most recently as Director, Staffing for the Pharmaceutical Group. Prior to joining Bristol-Myers, he was employed by Johnson & Johnson's McNeil Pharmaceuticals from 1981-83, most recently as Manager, Organization Development. Mr. Savini graduated from Pennsylvania State University and received a master of business administration degree from La Salle College.

  Dr. Vaught has headed Cephalon's research operations since joining Cephalon in August 1991 and currently serves as Senior Vice President and President, Research and Development. Prior to joining Cephalon, Dr. Vaught served as CNS Research Assistant Director for the R.W.J. Pharmaceutical Research Institute, a subsidiary of the pharmaceutical and consumer products company Johnson & Johnson, and CNS Therapeutic Team Leader for Johnson & Johnson sector management from 1990-91. Dr. Vaught received his Ph.D. degree from the University of Minnesota.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by Item 11 is incorporated by reference to the information under the caption "Compensation of Executive Officers and Directors" in our definitive proxy statement for the 2000 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Item 12 is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for the 2000 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Item 13 is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" in our definitive proxy statement for the 2000 annual meeting of stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements

  The following is a list of our consolidated financial statements and our subsidiaries and supplementary data included in this report under Item 8:

  Report of Independent Public Accountants.

  Consolidated Balance Sheets as of December 31, 1999 and 1998.

  Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997.

  Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

  Notes to Consolidated Financial Statements.

Financial Statement Schedules

  Schedule II--Valuation and Qualifying Accounts

  Schedules, other than those listed above, are omitted because they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.

Reports on Form 8-K

  During the fiscal quarter ended December 31, 1999, we filed a Current Report on Form 8-K on December 14, 1999 announcing that we are responding to a federal grand jury subpoena in connection with an investigation under the supervision of the Office of Consumer Litigation of the U.S. Department of Justice.

Exhibits

  The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parenthesis.

 Exhibit
   No.    Description
 -------  -----------
   3.1    Restated Certificate of Incorporation, as amended. (Exhibit 3.1)
          (19).

   3.2    Bylaws of the Registrant, as amended. (Exhibit 3.1) (19).

   4.1 Specimen copy of stock certificate for shares of Common Stock of the Registrant. (Exhibit 4.1) (10).

   4.2 Amended and Restated Rights Agreement, dated as of January 1, 1999, between Cephalon, Inc. and StockTrans, Inc. as Rights Agent. (Exhibit
          1) (27).

   4.3(a) Form of Note Purchase Agreement dated as of February 24, 1999 by and between Cephalon and Investor. (Exhibit 4.3(a)) (20).

   4.3(b) Form of Revenue Sharing Senior Secured Note due 2002 dated March 1,
          1999. (Exhibit 4.3(b)) (25).

   4.3(c) Form of Class A Warrant. (Exhibit 4.3(c)) (20).

   4.3(d) Form of Class B Warrant. (Exhibit 4.3(d)) (20).

   4.3(e) Security Agreement dated March 1, 1999 between Cephalon, Inc. and
          Delta Opportunity Fund, Ltd., as collateral agent. (Exhibit 4.3(e))
          (20).

   4.3(f) Patent and Trademark Agreement dated March 1,1999 between Cephalon,
          Inc. and Delta Opportunity Fund, Ltd., as collateral agent. (Exhibit
          4.3(f)) (20).


 Exhibit
   No.    Description
 -------  -----------
   4.4(a) Specimen Preferred Stock Certificate of Cephalon, Inc. (Exhibit 4.1)
          (24).

   4.4(b) Certificate of the Powers, Designations, Preferences and Rights of the $3.625 Convertible Exchangeable Preferred Stock filed August 17,
          1999. (Exhibit 4.2) (24).

   4.4(c) Indenture, dated as of August 18, 1999, between Cephalon, Inc. and
          State Street Bank and Trust Company, as Trustee. (Exhibit 4.3) (24).

   4.4(d) Form of Series A Warrant to purchasers of Units including a limited partnership interest in Cephalon Clinical Partners, L.P. (Exhibit
          10.4) (6).

   4.4(e) Form of Series B Warrant to purchasers of Units including a limited partnership interest in Cephalon Clinical Partners, L.P. (Exhibit
          10.5) (6).

   4.4(f) Incentive Warrant to purchase 115,050 shares of Common Stock of
          Cephalon, Inc. issued to PaineWebber Incorporated. (Exhibit 10.6)
          (6).

   4.4(g) Fund Warrant to purchase 19,950 shares of Common Stock of Cephalon,
          Inc. issued to PaineWebber R&D Partners III, L.P. (Exhibit 10.7) (6).

  10.1    Letter agreement dated March 22, 1995, between Cephalon, Inc. and the
          Salk Institute for Biotechnology Industrial Associates, Inc. (Exhibit
          99.1) (15).

  10.2    Deliberately omitted.

  10.3    Stock Purchase Agreement dated July 28, 1995, between Cephalon, Inc.
          and Kyowa Hakko Kogyo Co., Ltd. (Exhibit 99.3) (16).

  10.4(a) License Agreement, dated May 15, 1992, between Cephalon, Inc. and
          Kyowa Hakko Kogyo Co., Ltd. (Exhibit 10.6) (4) (25).

  10.4(b) Letter agreement dated March 6, 1995 amending the License Agreement between Cephalon, Inc. and Kyowa Hakko Kogyo Co., Ltd. (Exhibit
          10.4(b)) (14) (25).

 *10.4(c) Letter agreement dated May 11, 1999 amending the License Agreement between Cephalon, Inc. and Kyowa Hakko Kogyo Co., Ltd. (26).

  10.5(a) Supply Agreement, dated January 20, 1993, between Cephalon, Inc. and
          Laboratoire L. Lafon. (Exhibit 10.5(a)) (22).

  10.5(b) License Agreement, dated January 20, 1993, between Cephalon, Inc. and
          Laboratoire L. Lafon. (Exhibit 10.5(b)) (22).

  10.5(c) Trademark Agreement, dated January 20, 1993, between Cephalon, Inc.
          and Genelco S.A. (Exhibit 10.5(c)) (22).

  10.5(d) Amendment to License Agreement and Supply Agreement, dated July 21,
          1993, between Cephalon, Inc. and Laboratoire L. Lafon. (Exhibit
          10.5(d)) (22).

  10.5(e) Amendment to Trademark Agreement, dated July 21, 1993, between
          Cephalon, Inc. and Genelco S.A. (Exhibit 10.5(e)) (22).

  10.5(f) Amendment No. 2 to License Agreement dated January 3, 1994 between
          Cephalon, Inc. and Laboratoire L. Lafon. (Exhibit 99.1) (21).

  10.5(g) Amendment No. 2 to Trademark Agreement dated August 23, 1995 between
          Cephalon, Inc. and Genelco S.A. (Exhibit 99.2) (21).

  10.5(h) Amendment No. 3 to License Agreement dated June 8, 1995, between
          Cephalon, Inc. and Laboratoire L. Lafon. (Exhibit 99.2) (15).

  10.5(i) Amendment No. 4 to License Agreement and Supply Agreement dated
          August 23, 1995, between Cephalon, Inc. and Laboratoire L. Lafon.
          (Exhibit 10.5(g)) (22).



  Exhibit
    No.    Description
  -------  -----------
  10.5(j)  Amendment No. 5 to License Agreement and Supply Agreement dated
           January 21, 1998 between Cephalon, Inc. and Laboratoire L. Lafon.
           (Exhibit 10.5(h)) (20) (25).

  10.5(k)  Amendment No. 6 to License Agreement and Supply Agreement dated
           February 2, 1998 between Cephalon, Inc. and Laboratoire L. Lafon.
           (Exhibit 10.5(i)) (20) (25).

  10.5(l) Amendment No. 3 to Trademark Agreement dated January 21, 1998 between Cephalon, Inc. and Genelco S.A. (Exhibit 10.5(j)) (20) (25).

  10.5(m) Amendment No. 4 to Trademark Agreement dated February 9, 1998 between Cephalon, Inc. and Genelco S.A. (Exhibit 10.5(k)) (20) (25).

 +10.6(a)  Cephalon, Inc. Amended and Restated 1987 Stock Option Plan. (Exhibit
           10.7) (4).

 +10.6(b)  Cephalon, Inc. Equity Compensation Plan. (Exhibit 10.6(b)) (17).

 +10.6(c)  Cephalon, Inc. Non-Qualified Deferred Compensation Plan. (Exhibit
           10.6(c)) (10).

  10.7 Form of Note Purchase Agreement, dated as of January 15, 1997, between Cephalon, Inc. and the several purchasers of Cephalon's
           Senior Convertible Notes, without exhibits. (Exhibit 10.1) (18).

  10.8(a)  Amended and Restated Agreement of Limited Partnership, dated as of
           June 22, 1992, by and among Cephalon Development Corporation, as general partner, and each of the limited partners of Cephalon
           Clinical Partners, L.P. (Exhibit 10.1) (6).

  10.8(b)  Amended and Restated Product Development Agreement, dated as of
           August 11, 1992, by and between Cephalon, Inc. and Cephalon Clinical
           Partners, L.P. (Exhibit 10.2) (6) (25).

  10.8(c) Purchase Agreement, dated as of August 11, 1992, by and between Cephalon, Inc. and each of the limited partners of Cephalon Clinical
           Partners, L.P. (Exhibit 10.3) (6) (25).

  10.8(d) Pledge Agreement, dated as of August 11, 1992, by and between Cephalon Clinical Partners, L.P. and Cephalon, Inc. (Exhibit 10.8)
           (6).

  10.8(e)  Promissory Note, dated as of August 11, 1992, issued by Cephalon
           Clinical Partners, L.P. to Cephalon, Inc. (Exhibit 10.9) (6).

  10.8(f) Form of Promissory Note, issued by each of the limited partners of Cephalon Clinical Partners, L.P. to Cephalon Clinical Partners, L.P.
           (Exhibit 10.10) (6).

  10.9     Supply, Distribution and License Agreement, dated as of July 27,
           1993, by and between Kyowa Hakko Kogyo Co., Ltd. and Cephalon, Inc.
           (Exhibit 10.3) (11) (25).

  10.10(a) Agreement between Cephalon, Inc. and Chiron Corporation dated as of
           January 7, 1994. (Exhibit 10.1) (12) (25).

  10.10(b) Letter agreement dated January 13, 1995 amending Agreement between
           Cephalon, Inc. and Chiron Corporation. (Exhibit 10.12(b)) (14) (25).

  10.10(c) Letter agreement dated May 23, 1995 amending Agreement between
           Cephalon, Inc. and Chiron Corporation. (Exhibit 10.12(c)) (17) (25).

  10.11(a) Agreement between Cephalon, Inc. and TAP Holdings Inc. (formerly TAP
           Pharmaceuticals Inc.) dated as of May 17, 1994. (Exhibit 99.2) (13)
           (25).

  10.11(b) Amendment dated June 28, 1996 amending Agreement between Cephalon,
           Inc. and TAP Holdings Inc. (Exhibit 10.13(b)) (19) (25).

  10.12 Toll Manufacturing and Packaging Agreement dated February 24, 1998 between Cephalon, Inc. and Circa Pharmaceuticals, Inc. (Exhibit
           10.12) (20) (25).

  10.13    Marketing and Development Collaboration Agreement between Cephalon,
           Inc. and Abbott Laboratories Inc., dated June 10, 1999. (Exhibit
           10.13) (22) (26).



 Exhibit
   No.   Description
 ------- -----------
  10.14  Joint Research, Development and License Agreement between Cephalon,
         Inc. and H. Lundbeck A/S, dated May 28 1999. (Exhibit 10.14) (22)
         (26).

  10.15  Amended and Restated Copromotion Agreement between Cephalon, Inc. and
         Bristol Myers Squibb Company, dated January 1, 1999. (Exhibit 10.15)
         (22) (26).

 *10.16  Development and License Agreement between Schwarz Pharma AG and
         Cephalon, Inc., dated December 15, 1999. (26).

 *21     Subsidiaries of Cephalon, Inc.

 *23.1   Consent of Arthur Andersen LLP.

 *24     Power of Attorney (included on the signature page to this Form 10-K
         Report).

 *27     Financial Data Schedule.

--------
  * Filed herewith.
  + Compensation plans and arrangements for executives and others.
 (1) Filed as an Exhibit to the Registration Statement on Form S-1 filed on March 15, 1991.
 (2) Filed as an Exhibit to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-39413) filed on April 19, 1991.
 (3) Filed as an Exhibit to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 33-39413) filed on April 22, 1991.
 (4) Filed as an Exhibit to the Transition Report on Form 10-K for transition period from January 1, 1991 to December 31, 1991, as amended by Amendment No. 1 filed on September 4, 1992 on Form 8.
 (5) Filed as an Exhibit to the Company's Current Report on Form 8-K filed on December 31, 1992.
 (6) Filed as an Exhibit to the Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.
 (7) Filed as an Exhibit to the Registration Statement on Form S-3 (Registration No. 33-58006) filed on February 8, 1993.
 (8) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
 (9) Filed as an Exhibit to the Company's Current Report on Form 8-K dated June 8, 1993.
(10) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
(11) Filed as an Exhibit to the Registration Statement on Form S-3 (Registration No. 33-73896) filed on January 10, 1994.
(12) Filed as an Exhibit to the Company's Current Report on Form 8-K dated January 10, 1994.
(13) Filed as an Exhibit to the Company's Current Report on Form 8-K dated May 17, 1994.
(14) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
(15) Filed as an Exhibit to the Registration Statement on Amendment No. 1 to Form S-3 (Registration No. 33-93964) filed on June 30, 1995.
(16) Filed as an Exhibit to the Registration Statement on Amendment No. 2 to Form S-3 (Registration No. 33-93964) filed on July 31, 1995.
(17) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
(18) Filed as an Exhibit to the Registration Statement on Form S-3 (Registration No. 333-20321) filed on January 24, 1997.
(19) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(20) Filed as an Exhibit to the Company's Annual report on Form 10-K for the fiscal year ended December 31, 1998.
(21) Filed as an Exhibit to the Company's Current Report on Form 8-K filed August 3, 1999.
(22) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1999.
(23) Filed as an Exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-87421) filed September 20, 1999.
(24) Filed as an Exhibit to the Company's Registration Statement on Form S-3 (Registration No. 333-88985) filed October 14, 1999.
(25) Portions of the Exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment granted by the Securities and Exchange Commission.
(26) Portions of the Exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
(27) Filed as an Exhibit to the Company's Form 8-A/A (12G) filed on January 20, 1999.

                        CEPHALON, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                      Balance at                          Balance at
                                     Beginning of                         End of the
Year Ended December 31,                the Year   Additions(1) Deductions    Year
-----------------------              ------------ ------------ ---------- ----------
Reserve for returns and allowances:
  1999.............................      $--       $6,607,000   $658,000  $5,949,000

--------
(1) Amounts represent charges and reductions to expenses and revenue.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2000

                                          Cephalon, Inc.

                                               /s/ Frank Baldino, Jr., Ph.D.
                                          By: _________________________________
                                            Frank Baldino, Jr., Ph.D.
                                            Chairman and Chief Executive
                                            Officer

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


              Signature                          Title                   Date
              ---------                          -----                   ----

    /s/ Frank Baldino, Jr., Ph.D.      Chairman and Chief           March 29, 2000
______________________________________  Executive Officer
       Frank Baldino, Jr., Ph.D         (Principal executive
                                        officer)

          /s/ J. Kevin Buchi           Sr. Vice President and       March 29, 2000
______________________________________  Chief Financial Officer
            J. Kevin Buchi              (Principal financial and
                                        accounting officer)

         /s/ William P. Egan           Director                     March 29, 2000
______________________________________
           William P. Egan

     /s/ Robert J. Feeney, Ph.D.       Director                     March 29, 2000
______________________________________
       Robert J. Feeney, Ph.D.

       /s/ Martyn D. Greenacre         Director                     March 29, 2000
______________________________________
         Martyn D. Greenacre

          /s/ David R. King            Director                     March 29, 2000
______________________________________
            David R. King

          /s/ Kevin E. Moley           Director                     March 29, 2000
______________________________________
            Kevin E. Moley

      /s/ Horst Witzel, Dr.-Ing.       Director                     March 29, 2000
______________________________________
        Horst Witzel, Dr.-Ing.