Form 10-Q
period 2000-03-31
CEPHALON INC
filed 2000-05-15
CIK 873364

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the Quarterly Period Ended  March 31, 2000
                                       ----------------

     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the Transition Period from  ______________ to _______________

   Commission File Number 0-19119
                         -----------


                                CEPHALON, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

                   Delaware                                             23-2484489
   ---------------------------------------------        ---------------------------------------
   (State Other Jurisdiction of Incorporation or        (I.R.S. Employer Identification Number)
                 Organization)

145 Brandywine Parkway, West Chester, PA                    19380-4245
------------------------------------------              ------------------------
 (Address of Principal Executive Offices)                    (Zip Code)


    Registrant's Telephone Number, Including Area Code   (610) 344-0200
                                                        ------------------------


                                Not Applicable
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X    No ___
                                            ---

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                     Outstanding as of May 8, 2000
     ----------------------------       -----------------------------
     Common Stock, par value $.01             33,932,359 Shares


This Report Includes a Total of 26 Pages

                        CEPHALON, INC. and SUBSIDIARIES
                        -------------------------------


                                     INDEX
                                     -----

                                                                Page No.
                                                                --------
PART  I - FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

              Consolidated Balance Sheets -
              March 31, 2000 and December 31, 1999                   3

              Consolidated Statements of Operations -
              Three months ended March 31, 2000 and 1999             4

              Consolidated Statements of Cash Flows -
              Three months ended March 31, 2000 and 1999             5

              Notes to Consolidated Financial Statements             6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations         10

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                     25

     Item 6.  Exhibits and Reports on Form 8-K                      25

SIGNATURES                                                          26

                       CEPHALON, INC.  AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Unaudited)

                                                                        March 31,           December 31,
                                                                           2000                1999
                                                                      -------------        -------------
                                      ASSETS
                                      ------
CURRENT ASSETS:
     Cash and cash equivalents                                        $  14,281,000        $  13,152,000
     Short-term investments                                             140,821,000          188,410,000
     Receivables, net                                                     5,908,000            5,578,000
     Inventory (Note 2)                                                  11,747,000            4,258,000
     Other                                                                1,480,000              988,000
                                                                      -------------        -------------
          Total current assets                                          174,237,000          212,386,000

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization of $15,609,000 and $15,192,000           20,478,000           20,001,000
OTHER                                                                     1,684,000            1,666,000
                                                                      -------------        -------------
                                                                      $ 196,399,000        $ 234,053,000
                                                                      =============        =============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                 $   2,969,000        $   6,221,000
     Accrued expenses                                                    15,372,000           19,328,000
     Current portion of long-term debt (Note 3)                           1,879,000           31,906,000
                                                                      -------------        -------------
          Total current liabilities                                      20,220,000           57,455,000

LONG-TERM DEBT                                                           13,519,000           14,034,000
OTHER                                                                     4,207,000            4,207,000
                                                                      -------------        -------------
          Total liabilities                                              37,946,000           75,696,000
                                                                      -------------        -------------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 5,000,000 shares authorized,
      2,500,000 shares issued and outstanding                                25,000               25,000
    Common stock, $.01 par value, 100,000,000 shares authorized,
     33,917,813 and 32,560,938 shares issued and outstanding                339,000              326,000
    Additional paid-in capital                                          518,200,000          505,702,000
    Treasury stock                                                       (1,323,000)          (1,290,000)
    Accumulated deficit                                                (358,972,000)        (347,135,000)
    Accumulated other comprehensive income                                  184,000              729,000
                                                                      -------------        -------------
          Total stockholders' equity                                    158,453,000          158,357,000
                                                                      -------------        -------------
                                                                      $ 196,399,000        $ 234,053,000
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

                       CEPHALON, INC.  AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)

                                                                        Three Months Ended,
                                                                            March 31,
                                                                 ------------------------------
                                                                     2000             1999
                                                                 -------------    -------------
REVENUES: (Note 6)
     Product sales - PROVIGIL                                    $  13,463,000    $   1,730,000
     Other revenues                                                  4,833,000        2,500,000
                                                                 -------------    -------------
                                                                    18,296,000        4,230,000
                                                                 -------------    -------------
COSTS AND EXPENSES:
     Cost of product sales - PROVIGIL                                1,792,000          188,000
     Research and development                                       12,902,000        9,972,000
     Selling, general and administrative                            14,983,000       13,614,000
                                                                 -------------    -------------
                                                                    29,677,000       23,774,000
                                                                 -------------    -------------

LOSS FROM OPERATIONS                                               (11,381,000)     (19,544,000)
                                                                 -------------    -------------

INTEREST:
     Income                                                          3,022,000          878,000
     Expense                                                        (1,212,000)      (1,275,000)
                                                                 -------------    -------------
                                                                     1,810,000         (397,000)
                                                                 -------------    -------------

LOSS                                                                (9,571,000)     (19,941,000)

Dividends on preferred stock                                        (2,266,000)              --
                                                                 -------------    -------------

LOSS APPLICABLE TO COMMON SHARES                                 $ (11,837,000)   $ (19,941,000)
                                                                 =============    =============

BASIC AND DILUTED LOSS PER COMMON SHARE                          $       (0.36)   $       (0.69)
                                                                 =============    =============
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                                      32,780,390       28,819,187
                                                                 =============    =============

  The accompanying notes are an integral part of these financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                               Three Months Ended
                                                                                   March 31,
                                                                          -----------------------------
                                                                              2000             1999
                                                                          ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Loss                                                                    $ (9,571,000)    $(19,941,000)
  Adjustments to reconcile loss to net cash
  used for operating activities:
     Depreciation and amortization                                             417,000          927,000
     Noncash compensation expense                                            1,465,000          424,000
     Other                                                                    (497,000)         538,000
     (Increase) decrease in operating assets:
        Receivables                                                            168,000         (779,000)
        Inventory                                                           (7,489,000)        (157,000)
        Other current assets                                                  (635,000)        (214,000)
        Other long-term assets                                                 (18,000)      (1,936,000)
     Increase (decrease) in operating liabilities:
        Accounts payable                                                    (3,252,000)        (881,000)
        Accrued expenses                                                    (3,956,000)       3,368,000
        Other long-term liabilities                                                 --          205,000
                                                                          ------------     ------------

          Net cash used for operating activities                           (23,368,000)     (18,446,000)
                                                                          ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                         (894,000)         (23,000)
  Sales and maturities (purchases) of investments, net                      46,897,000      (10,018,000)
                                                                          ------------     ------------

          Net cash provided by (used for) investing activities              46,003,000      (10,041,000)
                                                                          ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercises of common stock options and warrants              11,092,000           20,000
  Proceeds from issuance of long-term debt                                          --       30,000,000
  Dividend payments on preferred stock                                      (2,266,000)              --
  Principal payments on and retirements of long-term debt                  (30,480,000)        (482,000)
                                                                          ------------     ------------

          Net cash (used for) provided by financing activities             (21,654,000)      29,538,000
                                                                          ------------     ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                   148,000           92,000
                                                                          ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    1,129,000        1,143,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              13,152,000        3,975,000
                                                                          ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 14,281,000     $  5,118,000
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

                        CEPHALON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

     Cephalon, Inc., headquartered in West Chester, PA, is a biopharmaceutical company dedicated to the discovery, development and marketing of products to treat neurological disorders and cancer. We have had negative cash flow from operations since inception and have funded our operations primarily from the proceeds of public and private placements of our securities. Sales of PROVIGIL(R) (modafinil) Tablets [C-IV] were initiated in the United Kingdom in March 1998 and in the United States and the Republic of Ireland in February 1999. In June 1999, we began promoting and marketing PROVIGIL in Austria. PROVIGIL is approved in those countries for use by those suffering from excessive daytime sleepiness associated with narcolepsy. In January, 2000, we amended the license agreement and supply agreement with Laboratoire L. Lafon to expand the territories in which we have the rights to develop and market PROVIGIL to include Central and South America, South Korea and Taiwan. We entered into a collaborative agreement with Abbott Laboratories in June 1999 to market and further develop GABITRIL(R) (tiagabine hydrochloride), an adjunctive treatment for partial seizures associated with epilepsy, in the United States.

     Our business is subject to a number of significant risks, including the risks inherent in pharmaceutical research and development activities. We are highly dependent upon the commercial success of PROVIGIL but there is no assurance that we will achieve profitability solely on sales of PROVIGIL.

Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K, filed with the Securities and Exchange Commission, which includes financial statements as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full year.

Concentrations of Credit Risk

     At March 31, 2000, four pharmaceutical wholesalers represented 86% of U.S. trade accounts receivable. We control credit risk through credit approvals, credit limits and by performing ongoing credit evaluations of our customers.

Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101) which is effective for fiscal years beginning after December 15, 1999. The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied, and specifically addresses revenue recognition for non-refundable technology access fees in the biotechnology industry. We expect that we will be required to defer non-refundable technology fees recorded in 1999 and recognize the related revenue over future periods. The SEC is requiring adoption of SAB 101 no later than the second quarter of 2000. In accordance with SAB 101, we expect to report a change in accounting principle and to record the impact of this change as a cumulative effect in our statement of operations.

                        CEPHALON, INC. AND SUBSIDIARIES

                                  (Unaudited)

2. INVENTORY

     Inventory consists solely of PROVIGIL and is stated at the lower of cost or market value using the first-in, first-out method:

                                                               March 31,       December 31,
                                                                 2000               1999
                                                                 ----               ----
          Raw material................................       $ 4,694,000        $1,570,000
          Work-in-process.............................         4,428,000         1,616,000
          Finished goods..............................         2,625,000         1,072,000
                                                             -----------        ----------
                                                             $11,747,000        $4,258,000
                                                             ===========        ==========


3. DEBT

Revenue Sharing Notes

     In February 1999, we completed a private placement of $30,000,000 of revenue-sharing notes. The notes were retired in the first quarter of 2000 for an aggregate cash payment of $35,500,000. The former holders of the notes will continue to receive a payment of 6% of net sales of PROVIGIL in the United States through December 31, 2001.

4. LEGAL PROCEEDINGS

     In November 1999, we received a federal grand jury subpoena in connection with an investigation under the supervision of the Office of Consumer Litigation of the U.S. Department of Justice. The grand jury also issued subpoenas to certain of our former and current employees. We believe that the investigation relates to the release of certain lots of MYOTROPHIN(R) (mecasermin) Injection used in clinical trials and related reports filed with the FDA during the period 1994-96. We have not been identified as a target of the investigation, and we are cooperating with the inquiry. We cannot predict the outcome of the investigation.

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


5. COMMITMENTS AND CONTINGENCIES

Related party

     In August 1992, we exclusively licensed our rights to MYOTROPHIN for human therapeutic use within the United States, Canada and Europe to Cephalon Clinical Partners, L.P., or CCP. We perform development and clinical testing of MYOTROPHIN on behalf of CCP under a research and development agreement with CCP.

                        CEPHALON, INC. AND SUBSIDIARIES

                                  (Unaudited)

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


6. REVENUE

Product sales

     Product sales are recognized upon shipment of product and are recorded net of reserves for returns and allowances. Sales of PROVIGIL were initiated in the United Kingdom in March 1998 and in the United States and the Republic of Ireland in February 1999. In June 1999, we began promoting and marketing PROVIGIL in Austria. For the three months ended March 31, 2000, shipments of PROVIGIL to customers were $14,052,000 and $589,000 was recorded for returns and allowances, resulting in net product sales of $13,463,000. Four pharmaceutical wholesalers accounted for 88% of U.S. gross product sales in the first quarter of 2000. For the three months ended March 31, 1999, shipments of PROVIGIL to customers were $5,788,000, and $4,058,000 was recorded for returns and allowances, resulting in net product sales of $1,730,000.

     At March 31, 2000 the balance in the reserve for returns and allowances was $5,677,000 of which $5,169,000 was for product returns. At each reporting period, we monitor inventory levels at the wholesalers and at the retail pharmacies, as well as reorder history. Should this information indicate a steady stream of the product moving through the supply chain or a significant reduction in wholesaler and retailer inventory, which would indicate that returns are less likely to occur, the product reserve balance would be reduced, resulting in the recognition of additional revenue.

Other revenues

     The major sources of other revenues include reimbursement of research and development costs under our collaborative agreements with Lundbeck and TAP, and reimbursement under our copromotion agreement with Abbott for sales of GABITRIL.


7. SUBSEQUENT EVENT

     In March 1995, we purchased the buildings housing our administrative offices and research facilities in West Chester, Pennsylvania for $11,000,000. We financed the purchase through the assumption of an existing $6,900,000 first mortgage and from $11,600,000 in funding provided by the Commonwealth of Pennsylvania. This funding has a 15-year term with an annual interest rate of 2% which was to be increased to prime plus 2% if we failed to hire a specified number of new employees in Chester County, Pennsylvania by the end of 1999. We have been paying at the 2% rate and accruing interest at the higher rate. The Commonwealth of Pennsylvania has waived the interest penalty, and in our statement of

                        CEPHALON, INC. AND SUBSIDIARIES

                                  (Unaudited)


operations for the second quarter of 2000, we expect to recognize interest income for the interest differential of $4,008,000 that was previously accrued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Risks Related to Cephalon's Business

During the next several years we will be very dependent on the commercial success of PROVIGIL, and we may be unable to attain profitability on sales of PROVIGIL.

     In December 1998, the FDA approved PROVIGIL for use by those suffering from excessive daytime sleepiness associated with narcolepsy, and, in February 1999, we commenced selling PROVIGIL in the United States. At our present level of operations, we may not be able to attain profitability if physicians prescribe PROVIGIL only for those who are diagnosed with narcolepsy. Under current FDA regulations, we are limited in our ability to promote PROVIGIL outside this approved use. The market for use of PROVIGIL in narcolepsy patients is relatively small; it is limited to approximately 125,000 persons in the United States, of which we estimate approximately 45,000 currently are seeking treatment from a physician.

     We have initiated clinical studies to examine whether or not PROVIGIL is effective and safe when used to treat disorders other than narcolepsy. Although some study data has been positive, we do not know whether all of these studies will demonstrate safety and efficacy, or if they do, whether we will succeed in receiving regulatory approval to market PROVIGIL for additional disorders. If the results of some of these studies are negative, or if adverse experiences are reported in these clinical studies or otherwise in connection with the use of PROVIGIL by patients, this could undermine physician and patient comfort with the product, limit the commercial success of the product and impact the acceptance of PROVIGIL in the narcolepsy market. Even if the results of these studies are positive, the impact on sales of PROVIGIL may be minimal unless we are able to obtain FDA approval to expand the authorized use of PROVIGIL. FDA regulations restrict our ability to communicate the results of additional clinical studies to patients and physicians without first obtaining approval from the FDA to expand the authorized uses for this product.

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

     In the United States and elsewhere, PROVIGIL faces significant competition in the marketplace. Narcolepsy is currently treated with several drugs, all of which have been available for a number of years and many of which are available in inexpensive generic forms. Thus, we will need to demonstrate to physicians, patients and third party payors that the cost of PROVIGIL is reasonable and appropriate in light of the safety and efficacy of the product, the price of competing products and the related health care benefits to the patient.

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

        . We may not be able to maintain market exclusivity for PROVIGIL, and therefore potential competitors may develop competing products, which could result in a decrease in sales and market share, cause us to reduce prices to compete successfully, and prevent PROVIGIL from being a commercial success.

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

     In the United States, the Orphan Drug Act provides incentives to drug manufacturers to develop and manufacture drugs for the treatment of rare disorders. The FDA has granted orphan drug status to PROVIGIL for its use in the treatment of excessive daytime sleepiness associated with narcolepsy. The grant of orphan drug status to PROVIGIL allows us a seven-year period of marketing exclusivity for the product in that indication. While the marketing exclusivity provided by the orphan drug law should prevent other sponsors from obtaining approval of the same compound for the same indication (unless the other sponsor can demonstrate clinical superiority or we are unable to provide or obtain adequate supplies of PROVIGIL), it would not prevent approval of the compound for other indications that otherwise are non-exclusive, or approval of other kinds of compounds for the same indication.

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

     A number of analysts and investors who follow our stock have developed models to attempt to forecast future PROVIGIL sales and have established earnings expectations based upon those models. Forecasting revenue growth is difficult; especially when there is little commercial history and when the level of market acceptance of the product is uncertain. Forecasting is further complicated by the difficulties in estimating stocking levels at pharmaceutical wholesalers and at retail pharmacies and in estimating potential product returns. As a result it is likely that there will be significant fluctuations in revenues, which may not meet with market expectations and which may adversely affect our stock price. Other factors which may cause our financial results to fluctuate include the cost of PROVIGIL sales, achievement and timing of research and development milestones, co-promotion and other collaboration revenues, cost and timing of clinical trials, marketing and other expenses and manufacturing or supply disruption.


We anticipate that we will incur additional losses.

     To date, we have not been profitable and our accumulated deficit was approximately $359 million at March 31, 2000. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from selling, general and administrative costs associated with our operations. We expect to continue to incur losses until such time as product revenue from PROVIGIL or other products and product candidates exceed expenses of operating our business. While we seek to attain profitability, we cannot be sure that we will ever achieve product revenues from PROVIGIL or from any of our other product candidates sufficient for us to attain this objective. We cannot be sure that our collaborators or we will obtain required regulatory approvals, or successfully develop, commercialize, manufacture and market any other product candidates.

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

     A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. In addition, certain clinical trials are conducted with patients having the most advanced stages of disease. During the course of treatment, these patients often die or suffer other adverse medical effects for reasons that may not be related to the pharmaceutical agent being tested. Such events can have a negative impact on the statistical analysis of clinical trial results.

     The completion of clinical trials of our product candidates may be delayed by many factors. One such factor is the rate of enrollment of patients. Neither we nor our collaborators can control the rate at which patients present themselves for enrollment, and we cannot be sure that the rate of patient enrollment will be consistent with our expectations or be sufficient to enable clinical trials of our product candidates to be completed in a timely manner or at all. Any significant delays in, or termination of, clinical trials of our product candidates may have a material adverse effect on our business.

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


Our research and development and marketing efforts are highly dependent on corporate collaborators and other third parties who may not devote sufficient time, resources and attention to our programs, which may adversely impact our efforts to develop and market potential products.

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

     In each of these areas, our partners may not support fully our research and commercial interests since our program may compete for time, attention and resources with the internal programs of our corporate collaborators. As such, we cannot be sure that our corporate collaborators will share our perspectives on the relative importance of our program, that they will commit sufficient resources to our program to move it forward effectively, or that the program will advance as rapidly as it might if we had retained complete control of all research, development, regulatory and commercialization decisions.

     We also rely on several of these collaborators and other third parties for the production of compounds and the manufacture and supply of pharmaceutical products. One of our collaborators, Kyowa Hakko, has agreed with us to modify the related supply agreement so that we will be responsible for supplying the compounds under development. We have selected another manufacturer to produce these compounds, transferred the applicable manufacturing technology to this third party and are working to improve and scale-up the production process. We cannot be certain that this new manufacturer will be able to manufacture such compounds or products in sufficient quantities, at reasonable prices, and in accordance with cGMP requirements established by the FDA and other regulatory authorities.


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

     We place considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. We file applications for patents covering the composition of matter or uses of our drug candidates or our proprietary processes. We also rely on trade secrets, know-how and continuing technological advancements to support our competitive position. Although we have entered into confidentiality and invention rights agreements with our employees, consultants, advisors and collaborators, we cannot be sure that such agreements will be honored or that we will be able to effectively protect our rights to our unpatented trade secrets and know-how. Moreover, we cannot be sure that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how. In addition, many of our scientific and management personnel have been recruited from other biotechnology and pharmaceutical companies where they were conducting research in areas similar to those that we now pursue. As a result, we could be subject to allegations of trade secret violations and other claims.

     We also could incur substantial costs in defending any patent infringement suits or in asserting any patent rights, including those licensed to us by third parties, and in defending suits against us or our employees relating to ownership of or rights to intellectual property. Such disputes could substantially delay our drug development or commercialization. The U.S. Patent and Trademark Office, or PTO, or a private party could institute an interference proceeding involving us in connection with one or more of our patents or patent applications. Such proceedings could result in an adverse decision as to priority of invention, in which case we would not be entitled to a patent on the invention at issue in the interference proceeding. The PTO or a private party could also institute reexamination proceedings involving us in connection with one or more of our patents, and such proceedings could result in an adverse decision as to the validity or scope of the patents.

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

     The administration of drugs to humans, whether in clinical trials or commercially, can result in product liability claims even if our drugs or a collaborator's drugs are not actually at fault for causing an injury. Furthermore, our products may cause, or may appear to have caused, adverse side effects or potentially dangerous drug interactions that we may not learn about or understand fully until the drug has been administered to patients for some time. As the product is used more widely and in patients with varying medical conditions, the likelihood of an adverse drug reaction may increase. Product liability claims can be expensive to defend and may result in large judgments or settlements against us, which could have a negative effect on our financial performance. We maintain product liability insurance at a relatively limited level, and as such, claims could exceed our coverage. Furthermore, we cannot be certain that we will always be able to purchase sufficient insurance at an affordable price. Even if a product liability claim is not successful, the adverse publicity and time and expense of defending such a claim may interfere with our business.


We may never obtain approval to market MYOTROPHIN, it may not be cost-effective to pursue MYOTROPHIN for other indications, and therefore we may never derive revenue from MYOTROPHIN.

     The prospects for regulatory approval of MYOTROPHIN continue to be very uncertain in the United States. We do not believe that the conditions for regulatory approval imposed by the FDA can be met without conducting an additional Phase III study, and we do not intend to conduct such a study. Even if we chose to conduct an additional study, the results of a new study may not be sufficient to obtain regulatory approval. We have discussed with Kyowa Hakko the preliminary results of the clinical study being conducted in Japan and, based upon these discussions, do not believe that the final results of the study will support FDA approval of our pending NDA. If MYOTROPHIN is not approved for the treatment of ALS, then it is unlikely that we would pursue approval for the use of MYOTROPHIN to treat other indications. Additionally, if we do not obtain approval of MYOTROPHIN for ALS or pursue approval for other indications, rights to the product may revert back to CCP.

The price of our common stock has been and may continue to be highly volatile.

     The market price of our common stock is volatile, and we expect it to continue to be volatile for the foreseeable future. For example, during the period January 1, 1999 through May 8, 2000, our common stock traded at a high closing price of $72.31 and a low closing price of $7.50. Negative announcements (such as adverse regulatory decisions, disputes concerning patent or other proprietary rights, or operating results that fall below the market's expectations) could trigger significant declines in the price of our common stock. In addition, external events, such as news concerning our competitors, changes in government regulations that may impact the biotechnology or pharmaceutical industries or flows of investor funds into or out of our industry, also are likely to affect the price of our common stock.


Our dependence on key executives and scientists could impact the development and management of our business.

     We are highly dependent upon our ability to attract and retain qualified scientific, technical and managerial personnel. There is intense competition for qualified personnel in the pharmaceutical and biotechnology industries, and we cannot be sure that we will be able to continue to attract and retain the qualified personnel necessary for the development and management of our business. Our research and development programs and our business might be harmed by the loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner. Much of the know-how we have developed resides in our scientific and technical personnel and is not readily transferable to other personnel. We do not maintain "key man" life insurance on any of our employees.


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

Liquidity and Capital Resources

     Cash, cash equivalents, and investments at March 31, 2000 were $155,102,000, representing 79% of total assets.

     The following is a summary of selected cash flow information:

                                                                          Three Months
                                                                         Ended March 31,
                                                               ---------------------------------
                                                                    2000                 1999
                                                               ------------         ------------
Net cash used for operating activities................         $(23,368,000)        $(18,446,000)
Net cash provided by (used for) investing activities..           46,003,000          (10,041,000)
Net cash (used for) provided by financing activities..          (21,654,000)          29,538,000

  Net Cash Used for Operating Activities

  -- Operating Cash Inflows

     The following is a summary of the major sources of cash receipts reflected in net cash used for operating activities:

                                                           Three Months
                                                          Ended March 31,
                                                   -----------------------------
                                                       2000              1999
                                                   -----------        ----------
          PROVIGIL sales........................   $12,655,000        $  402,000
          TAP Holdings Inc......................     2,691,000         2,179,000
          Abbott Laboratories, Inc..............     1,840,000                --
          H. Lundbeck A/S.......................       645,000                --
          Bristol-Myers Squibb Company..........       349,000           683,000
          Medtronic, Inc........................            --           543,000
          Interest..............................     2,968,000         1,006,000


     Sales of PROVIGIL commenced in the United Kingdom in March 1998 and in the United States and the Republic of Ireland in February 1999. In June 1999, we began promoting and marketing PROVIGIL in Austria. At March 31, 2000, $5,221,000 was receivable from sales of PROVIGIL.

     The increase in reimbursement from TAP in 2000 is due to an increase in headcount allocated to the TAP program and expenditures associated with a transfer of manufacturing technology related to the production of compounds in development to an alternate manufacture. At March 31, 2000, $920,000 was receivable from TAP.

     The $1,840,000 received from Abbott in the first quarter of 2000 represents compensation for our GABITRIL sales and marketing efforts from the commencement of the agreement in June 1999 to December 1999. At March 31, 2000, $738,000 was receivable from Abbott.

     In May 1999, we entered into a collaborative agreement with H. Lundbeck A/S to discover, develop and market products to treat neurodegenerative diseases. The payment of $645,000 received from Lundbeck represents reimbursement of our research and development efforts in the fourth quarter of 1999. At March 31, 2000, $1,819,000 was receivable from Lundbeck.

     The decrease in amounts received from Bristol-Myers in 2000 as compared to 1999 is due to a reduction in STADOL NS sales. At March 31, 2000, $258,000 was receivable from Bristol-Myers.

     Under an April 1997 agreement with Medtronic, Inc., we were co-promoting Intrathecal Baclofen Therapy (ITB(TM)) to neurologists and physiatrists in the United States for the treatment of intractable spasticity. The agreement with Medtronic terminated in April 1999.

     The increase in interest received in 2000 compared to 1999 was due to higher average investment balances and higher average rates of return on investments.

   --Operating Cash Outflows

     Operating cash outflows increased in the three months ended March 31, 2000 as compared to the corresponding period in 1999 as a result of expenditures related to the purchase of PROVIGIL inventory, expenditures related to a 35% increase in headcount from period to period and as a result of a premium of $5,500,000 associated with the prepayment of the revenue-sharing notes.

   Net Cash Provided by (Used for) Investing Activities

     The following is a summary of net cash provided by (used for) investing activities:

                                                                   Three Months
                                                                  Ended March 31,
                                                            ---------------------------
                                                                2000           1999
                                                            -----------    ------------
Purchases of property and equipment.......................  $  (894,000)   $    (23,000)
Sales and maturities (purchases) of investments, net......   46,897,000     (10,018,000)
                                                            -----------    ------------
  Net cash provided by (used for) investing activities....  $46,003,000    $(10,041,000)
                                                            ===========    ============

     Sales and maturities of investments represent the liquidation of investments. Purchases of investments represent the accumulation of investments.

     Net Cash (Used for) Provided by Financing Activities

     The following is a summary of net cash (used for) provided by financing activities:

                                                                                    Three Months
                                                                                   Ended March 31,
                                                                            ------------------------------
                                                                                2000               1999
                                                                            ------------       -----------
Proceeds from exercises of common stock options and warrants.............   $ 11,092,000       $    20,000
Proceeds from issuance of long-term debt.................................             --        30,000,000
Dividend payments on preferred stock.....................................     (2,266,000)               --
Principal payments on and retirements of long-term debt..................    (30,480,000)         (482,000)
                                                                            ------------       -----------
  Net cash (used for) provided by financing activities...................   $(21,654,000)      $29,538,000
                                                                            ============       ===========

     During the quarter ended March 31, 2000, we received proceeds of $11,092,000 for the exercise of approximately 1,346,000 common stock options and warrants. At March 31, 2000, 5,804,184 common stock options and warrants remained outstanding. The extent and timing of future warrant and option exercises, if any, are primarily dependent upon the market price of Cephalon's common stock, as well as the exercise prices and expiration dates of the warrants and options.

     Proceeds from the issuance of long-term debt in the three months ended March 31, 1999 consist of a private placement of $30,000,000 of revenue-sharing notes. These notes were repaid in the first quarter of 2000.

     During 1999, we completed a sale of 2,500,000 shares of convertible exchangeable preferred stock at $50 per share. Dividends are cumulative at the annual rate of $3.625 per share of preferred stock.

     Principal payments on and retirements of long-term debt include payments on mortgage loans and payments on capital lease obligations.

   --Cash and Funding Requirements Outlook

     We believe that our cash and investment balance as of March 31, 2000 will be adequate to fund our expected level of operations for at least several years.

     We expect cash flow from operating activities to continue to be negative until sales from PROVIGIL generate cash inflows in excess of the level of cash outflows from operations. We cannot accurately predict the effect of certain developments on PROVIGIL sales such as the degree of market acceptance of PROVIGIL, competition, the effectiveness of our sales and marketing efforts and our ability to demonstrate the utility of PROVIGIL in disorders other than narcolepsy. Cash inflows also include receipts from our collaborative research and development agreements and from co-promotion agreements. The continuation of funding under any of these agreements is subject to the achievement of certain milestones and periodic review by the parties involved.

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

     We expect to increase our expenditure of funds on research and development activities for our other products in development. We may seek sources of funding for a portion of these research programs through collaborative arrangements with third parties but since we intend to retain a portion of the commercial rights to these programs, we still expect to spend significant funds on our share of the cost of these programs, including the costs of research, preclinical development, clinical research and manufacturing.

     Additionally, we also will require substantial funds to:

     .    expand and renovate our West Chester facility;
     .    pay quarterly preferred stock dividends;
     .    obtain additional product rights through licensing or acquisition.

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

     The following is a summary of revenues and expenses:

                                                            Three Months
                                                           Ended March 31,
                                                 ------------------------------------
                                                     2000          1999      % change
                                                 -----------   -----------   --------
Product sales -  PROVIGIL......................  $13,463,000   $ 1,730,000        678%
Other revenues.................................    4,833,000     2,500,000         93
Cost of product sales - PROVIGIL...............    1,792,000       188,000        853
Research and development expenses..............   12,902,000     9,972,000         29
Selling, general and administrative expenses...   14,983,000    13,614,000         10
Interest income (expense), net.................    1,810,000      (397,000)      (556)
Preferred stock dividends......................    2,266,000            --         --

     PROVIGIL

     Product sales are recognized upon shipment of product and are recorded net of reserves for returns and allowances. Sales of PROVIGIL were initiated in United Kingdom in March 1998 and in the United States and the Republic of Ireland in February 1999. In June 1999, we began promoting and marketing PROVIGIL in Austria. For the three months ended March 31, 2000, shipments of PROVIGIL to customers were $14,052,000 and $589,000 was recorded for returns and allowances, resulting in net product sales of $13,463,000. Four pharmaceutical wholesalers accounted for 88% of U.S. gross product sales in the first quarter of 2000. For the three months ended March 31, 1999, shipments of PROVIGIL to customers were $5,788,000, and $4,058,000 was recorded for returns and allowances, resulting in net product sales of $1,730,000.

     At March 31, 2000 the balance in the reserve for returns and allowances was $5,677,000 of which $5,169,000 was for product returns. At each reporting period, we monitor inventory levels at the wholesalers and at the retail pharmacies, as well as reorder history. Should this information indicate a steady stream of the product moving through the supply chain or a significant reduction in wholesaler and retailer inventory, which would indicate that returns are less likely to occur, the product reserve balance would be reduced, resulting in the recognition of additional revenue.

     For the three months ended March 31, 1999, cost of product sales was 11% of sales and consisted primarily of royalties and supply payments due to Lafon. All of the PROVIGIL sold in the United States during 1999 was produced prior to its December 1998 FDA approval and, in accordance with Statement of Financial Accounting Standards No. 2 "Accounting for Research and Development Costs," the costs of producing that material were recorded as research and development expense in those prior periods. As of December 31, 1999, we maintained approximately $354,000 of inventory on hand that was previously charged to research and development expense. This remaining expensed material was sold during the first quarter of 2000 and our cost of product sales increased to 13% of sales in the first quarter of 2000. Future cost of sales expressed as a percentage of sales will increase from the levels recorded in 1999 and the first quarter of 2000.

     Three months ended March 31, 2000 compared to the three months ended March 31, 1999

     Other revenues increased in the three months ended March 31, 2000 from the 1999 period due primarily to revenue recognized under our collaboration agreement with H. Lundbeck A/S which was initiated in May 1999 and revenue recognized under our collaborative agreement with Abbott Laboratories which was entered into in June 1999. This increase was partially offset by a decrease in revenue recognized under the Medtronic co-promotion agreement which terminated in April 1999 and by a decrease in reimbursable expenses incurred under our collaboration agreement with TAP.

     For the three months ended March 31, 2000, research and development expenses increased from the same 1999 period due primarily to expenditures associated with an increase in costs for PROVIGIL activities, expenditures associated with our compounds in development and support activities for patent filings.

     The increase in the selling, general and administrative area for the three months ended March 31, 2000 as compared to the corresponding 1999 period was due primarily to marketing expenses associated with the commercialization of PROVIGIL and the collaboration agreement with Abbott, an increase in the size of our sales force to fully support both PROVIGIL and our collaboration with Abbott to market GABITRIL. This increase was partially offset by the recording of a $4,300,000 provision in the first quarter of 1999 associated with the settlement of the then-current securities litigation.

     The increase in net interest income in the first quarter of 2000 is primarily due to higher average investment balances and higher average rates of return on investments.

     Preferred dividends of $2,266,000 were recognized in the first quarter of 2000 in connection with the August 1999 private offering of 2,500,000 shares of convertible exchangeable preferred stock.

Results of operations outlook

     We expect to continue to incur operating losses unless and until sales of PROVIGIL exceed operating expenses. We expect that sales of PROVIGIL may be limited since we can only market the product to treat excessive daytime sleepiness associated with narcolepsy. We may never be able to achieve profitability solely through sales of PROVIGIL even if our market-base is expanded to include other indications. As of April 1, 2000, we increased the sales price of PROVIGIL charged to pharmaceutical wholesalers by 5%.

     Other revenues include revenue recognized under collaborative research and development agreements and co-promotion agreements. The continuation of any of these agreements is subject to the achievement of certain milestones and periodic review by the parties involved.

     We expect to continue to incur significant expenditures associated with the commercialization of PROVIGIL in the United States, including sales and marketing activities, and conducting clinical studies of PROVIGIL in disorders other than narcolepsy. Additionally, under our agreement with Abbott, we are obligated to fund specified levels of marketing and clinical trial activities for GABITRIL.

     We expect to increase our expenditures on research and development activities for our other products in development. We may seek sources of funding for these research and development programs through collaborative arrangements with third parties but we still expect to have significant expenditures for our share of the costs of these programs, including the costs of research, preclinical development, clinical research and manufacturing. As a result of our sale of 2,500,000 shares of convertible exchangeable preferred stock during the third quarter of 1999, we will continue to recognize quarterly preferred stock dividends unless the preferred stock is converted into convertible debentures or shares of our common stock.

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

       .  cost and timing of clinical trials; and

       .  marketing and other expenses.

     In connection with the issuance in December 1999 of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," or SAB 101, we expect that we will be required to defer non-refundable license fees recorded in 1999 and recognize the related revenue over future periods. The SEC is requiring adoption of SAB 101 no later than the second quarter of 2000. In accordance with SAB 101, we expect to report a change in accounting principles and to record the impact of this change as a cumulative effect in our statement of operations.

     In association with the purchase of our West Chester facilities in March 1995, we obtained funding from the Commonwealth of Pennsylvania. This funding has a 15-year term with an annual interest rate of 2% which was to be increased to prime plus 2% if we failed to hire a specified number of new employees in Chester County, Pennsylvania by the end of 1999. We have been paying at the 2% rate and accruing interest at the higher rate. The Commonwealth of Pennsylvania has waived the interest penalty, and in our statement of operations for the second quarter of 2000, we expect to recognize interest income for the interest differential of $4,008,000 that was previously accrued.

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

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

                    Exhibit
                       No.                                  Description of Exhibit
                    -------                                 ----------------------
                    10.5(n)        Amendment No. 7 to License Agreement and Supply Agreement dated
                                   January 27, 2000, between Cephalon, Inc. and Laboratoire L. Lafon. *

                    10.5(o)        Amendment No. 8 to License Agreement and Supply Agreement dated
                                   January 27, 2000, between Cephalon, Inc. and Laboratoire L. Lafon. *

                    27.1           Financial Data Schedule

          ____________
          * Portions of the Exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

    (b)   Reports on Form 8-K:

               During the quarter ended March 31, 2000, the Registrant filed a Current Report on Form 8-K for the following event:

          (i) On January 5, 2000, Cephalon, Inc. announced that it had agreed to accelerate the maturity of the revenue-sharing notes that were initially offered in a private sale in February 1999. The notes matured during the first quarter of 2000, and were retired for an aggregate cash payment of $35.5 million.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CEPHALON, INC.
                                  (Registrant)



May 15, 2000              By  /s/ Frank Baldino, Jr.
                            -----------------------------------
                                  Frank Baldino, Jr., Ph.D.
                                  Chairman and Chief Executive Officer
                                  (Principal executive officer)




                          By  /s/ J. Kevin Buchi
                            -----------------------------------
                                  J. Kevin Buchi
                                  Senior Vice President, Chief Financial Officer (Principal financial and accounting officer)