Form 10-Q
period 2000-06-30
CEPHALON INC
filed 2000-08-14
CIK 873364

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended  June 30, 2000
                                                -------------

        [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the Transition Period from  ______________ to _______________

     Commission File Number     0-19119
                           ----------------


                                CEPHALON, INC.
                                --------------
            (Exact Name of Registrant as Specified in its Charter)



          Delaware                                     23-2484489
       ---------------                                -------------
(State Other Jurisdiction of Incorporation or        (I.R.S. Employer
         Organization)                             Identification Number)


145 Brandywine Parkway, West Chester, PA                   19380-4245
------------------------------------------                 ----------
 (Address of Principal Executive Offices)                  (Zip Code)

Registrant's Telephone Number, Including Area Code        (610) 344-0200
                                                          --------------




                                Not Applicable
                                --------------
     Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X   No
                                          -----   -----

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                        Outstanding as of August 7, 2000
           -----                        --------------------------------
   Common Stock, par value $.01                  34,887,555 Shares


This Report Includes a Total of 27 Pages

                        CEPHALON, INC. and SUBSIDIARIES
                        -------------------------------




                                     INDEX
                                     -----


                                                                       Page No.
                                                                       --------

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

              Consolidated Balance Sheets -                               3
              June 30, 2000 and December 31, 1999

              Consolidated Statements of Operations -                     4
              Three and six months ended June 30, 2000 and 1999

              Consolidated Statements of Cash Flows -                     5
              Six months ended June 30, 2000 and 1999

              Notes to Consolidated Financial Statements                  6

     Item 2.  Management's Discussion and Analysis of                    10
              Financial Condition and Results of Operations

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                          26

     Item 4.  Submission of Matters to a Vote of Security Holders        26

     Item 6.  Exhibits and Reports on Form 8-K                           26

SIGNATURES                                                               27

                        CEPHALON, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                    June 30,        December 31,
                                                                     2000              1999
                                                                 ----------------  ---------------
                                    ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                     $29,010,000       $13,152,000
     Short-term investments                                        121,377,000       188,410,000
     Receivables, net                                               11,017,000         5,578,000
     Inventory (Note 2)                                             14,465,000         4,258,000
     Other                                                           1,026,000           988,000
                                                                ----------------  ---------------
          Total current assets                                     176,895,000       212,386,000

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization of $16,030,000 and $15,192,000      24,339,000        20,001,000
OTHER                                                                2,453,000         1,666,000
                                                                ----------------  ---------------
                                                                  $203,687,000      $234,053,000
                                                                 ===============   ==============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                               $7,365,000        $6,221,000
     Accrued expenses                                               19,988,000        19,328,000
     Current portion of long-term debt (Note 3)                      1,977,000        31,906,000
                                                                ----------------  ---------------
          Total current liabilities                                 29,330,000        57,455,000

LONG-TERM DEBT                                                      13,486,000        14,034,000
OTHER                                                                  198,000         4,207,000
                                                                ----------------  ---------------
          Total liabilities                                         43,014,000        75,696,000
                                                                ----------------  ---------------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 5,000,000 shares authorized,
      2,500,000 shares issued and outstanding                           25,000            25,000
    Common stock, $.01 par value, 100,000,000 shares authorized,
     34,811,075 and 32,560,938 shares issued and outstanding           348,000           326,000
    Additional paid-in capital                                     529,030,000       505,702,000
    Treasury stock                                                  (1,480,000)       (1,290,000)
    Accumulated deficit                                           (368,066,000)     (347,135,000)
    Accumulated other comprehensive income                             816,000           729,000
                                                                ----------------  ---------------
          Total stockholders' equity                               160,673,000       158,357,000
                                                                ----------------  ---------------
                                                                  $203,687,000      $234,053,000
                                                                 ===============   ==============

  The accompanying notes are an integral part of these financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                           Three Months Ended                      Six Months Ended
                                                                June 30,                               June 30,
                                                ------------------------------------      ----------------------------------
                                                     2000                1999                  2000               1999
                                                ---------------      ---------------      ---------------    ---------------
REVENUES: (Note 6)
     Product sales - PROVIGIL                     $15,287,000           $ 5,522,000         $28,750,000        $ 7,252,000
     Other revenues                                 4,423,000             5,227,000           9,256,000          7,727,000
                                                --------------       ---------------      --------------     --------------
                                                   19,710,000            10,749,000          38,006,000         14,979,000
                                                --------------       ---------------      --------------     --------------

COSTS AND EXPENSES:
     Cost of product sales - PROVIGIL               3,282,000               651,000           5,074,000            839,000
     Research and development                      14,475,000            10,180,000          27,377,000         20,152,000
     Selling, general and administrative           13,733,000            10,166,000          28,716,000         23,780,000
                                                --------------       ---------------      --------------     --------------
                                                   31,490,000            20,997,000          61,167,000         44,771,000
                                                --------------       ---------------      --------------     --------------


LOSS FROM OPERATIONS                              (11,780,000)          (10,248,000)        (23,161,000)       (29,792,000)
                                                --------------       ---------------      --------------     --------------

INTEREST:
     Income                                         6,688,000               862,000           9,710,000          1,740,000
     Expense                                       (1,737,000)           (2,115,000)         (2,949,000)        (3,390,000)
                                                --------------       ---------------      --------------     --------------
                                                    4,951,000            (1,253,000)          6,761,000         (1,650,000)
                                                --------------       ---------------      --------------     --------------

LOSS                                               (6,829,000)          (11,501,000)        (16,400,000)       (31,442,000)

Dividends on preferred stock                       (2,265,000)                --             (4,531,000)             --
                                                --------------       ---------------      --------------     --------------

LOSS APPLICABLE TO COMMON SHARES                  $(9,094,000)         $(11,501,000)       $(20,931,000)      $(31,442,000)
                                                ==============        ==============      ==============     ==============
BASIC AND DILUTED LOSS
  PER COMMON SHARE                                     $(0.27)               $(0.40)             $(0.63)            $(1.09)
                                                ==============        ==============      ==============     ==============
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                     34,048,553            28,998,290          33,164,431         28,879,804
                                                ==============        ==============      ==============     ==============


  The accompanying notes are an integral part of these financial statements.


                        CEPHALON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                              ------------------------------------------------
                                                                                    2000                            1999
                                                                              ----------------                ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Loss                                                                         $(16,400,000)                   $(31,442,000)
 Adjustments to reconcile loss to net cash
 used for operating activities:
       Depreciation and amortization                                               838,000                       2,106,000
       Non-cash compensation expense                                             3,053,000                         595,000
       Other                                                                      (469,000)                        743,000
      (Increase) decrease in operating assets:
           Receivables                                                          (4,301,000)                       (135,000)
           Inventory                                                           (10,207,000)                     (3,642,000)
           Other current assets                                                   (408,000)                        201,000
           Other long-term assets                                                 (787,000)                     (1,959,000)
      Increase (decrease) in operating liabilities:
           Accounts payable                                                      1,144,000                       2,826,000
           Accrued expenses                                                        660,000                       4,505,000
           Other long-term liabilities                                          (4,009,000)                        356,000
                                                                          ----------------                ----------------

           Net cash used for operating activities                              (30,886,000)                    (25,846,000)
                                                                          ----------------                ----------------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                            (4,558,000)                        (43,000)
 Sales and maturities (purchases) of investments, net                           66,318,000                     (10,504,000)
                                                                          ----------------                ----------------

           Net cash provided by (used for) investing activities                 61,760,000                     (10,547,000)
                                                                          ----------------                ----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sales of common stock and warrants                                       --                      12,000,000
 Proceeds from exercises of common stock options and warrants                   20,030,000                       2,906,000
 Proceeds from issuance of long-term debt                                               --                      30,000,000
 Dividend payments on preferred stock                                           (4,531,000)                             --
 Principal payments on and retirements of long-term debt                       (31,318,000)                       (876,000)
                                                                           ----------------                ----------------

           Net cash (used for) provided by financing activities                (15,819,000)                     44,030,000
                                                                           ----------------                ----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                       803,000                          68,000
                                                                           ----------------                ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       15,858,000                       7,705,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  13,152,000                       7,484,000
                                                                           ----------------                ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $29,010,000                     $15,189,000
                                                                           ================                 ===============

   The accompanying notes are an integral part of these financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Business

  Cephalon, Inc., headquartered in West Chester, PA, ("Cephalon") is a biopharmaceutical company dedicated to the discovery, development and marketing of products to treat neurological disorders and cancer. We have had negative cash flow from operations since inception and have funded our operations primarily from the proceeds of public and private placements of our securities. Sales of PROVIGIL(R) (modafinil) Tablets [C-IV] were initiated in the United Kingdom in March 1998 and in the United States and the Republic of Ireland in February 1999. In June 1999, we began promoting and marketing PROVIGIL in Austria. In July 2000, our partner, Dompe S.p.A. began promoting and marketing PROVIGIL in Italy. PROVIGIL is approved in those countries for use by those suffering from excessive daytime sleepiness associated with narcolepsy. In addition to the territories mentioned above, we also have the rights to market PROVIGIL in Latin America, Japan, South Korea, Taiwan and Switzerland. We entered into a collaborative agreement with Abbott Laboratories in June 1999 to market and further develop GABITRIL(R) (tiagabine hydrochloride), an adjunctive treatment for partial seizures associated with epilepsy, in the United States.

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

Concentrations of Credit Risk

  At June 30, 2000, four pharmaceutical wholesalers represented 85% of our U.S. trade accounts receivable. We control credit risk through credit approvals, credit limits and by performing ongoing credit evaluations of our customers.

Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" , or SAB 101, which is effective for fiscal years beginning after December 15, 1999. The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied, and specifically addresses revenue recognition for non-refundable technology access fees in the biotechnology industry. We expect that we will be required to defer non-refundable technology fees recorded in 1999 and recognize the related revenue over future periods. The SEC has extended the implementation date of SAB 101 until the fourth quarter of fiscal years beginning after December 15, 1999. In accordance with SAB 101, we expect to report a change in accounting principle and to record the impact of this change as a cumulative effect in our statement of operations.

                        CEPHALON, INC. AND SUBSIDIARIES

                                  (Unaudited)

2. INVENTORY

  Inventory consists solely of PROVIGIL and is stated at the lower of cost or market value using the first-in, first-out method:

                                             June 30,        December 31,
                                              2000              1999
                                          -----------        ----------
Raw material........................      $ 5,489,000        $1,570,000
Work-in-process.....................        3,278,000         1,616,000
Finished goods......................        5,698,000         1,072,000
                                          -----------        ----------
                                          $14,465,000        $4,258,000
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


6. REVENUES

Product sales

Product sales of PROVIGIL were accounted for as follows:

                                                            For the three months             For the six months ended
                                                                ended June 30,                      June 30,
                                                             2000             1999              2000             1999
                                                          -----------       ----------       -----------      -----------
Gross product sales of PROVIGIL                           $13,266,000       $6,494,000       $27,318,000      $12,282,000
Adjustment to the reserve for returns and allowances        2,021,000         (972,000)        1,432,000       (5,030,000)
                                                          -----------       ----------       -----------      -----------
Net product sales of PROVIGIL                             $15,287,000       $5,522,000       $28,750,000      $ 7,252,000
                                                          ===========       ==========       ===========      ===========


  Four pharmaceutical wholesalers accounted for 84% of U.S. gross product sales in the first half of 2000.

  At June 30, 2000, the balance in the reserve for returns and allowances was $3,284,000 of which $2,706,000 was for product returns. Our return reserve calculation is based upon inventory levels at the wholesalers and at the retail pharmacies, as well as product reorder history as measured at each reporting period. The reserve balance is directly affected by product movement through the supply chain or changes in wholesaler and retailer inventory levels.


Other Revenues

  The major sources of other revenues include reimbursement of research and development costs under our collaborative agreements with Lundbeck and TAP, and reimbursement under our copromotion agreement with Abbott for sales of GABITRIL.


7. SUBSEQUENT EVENT

  Cephalon and Anesta Corp. announced on July 17, 2000 that the two companies have agreed to a merger under which Cephalon will acquire all of the outstanding shares of Anesta in a tax-free, stock-for-stock transaction

                        CEPHALON, INC. AND SUBSIDIARIES

                                  (Unaudited)

intended to be accounted for as a pooling of interests. The merger agreement provides that each stockholder of Anesta will receive 0.4765 shares of Cephalon stock for each share of Anesta stock. The merger, which is subject to regulatory approval and the approval of Anesta shareholders, is expected to be completed during the fourth quarter of 2000. Under the terms of the merger agreement, Anesta will become a wholly-owned subsidiary of Cephalon.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Risks Related to Cephalon's Business

During the next several years we will be very dependent on the commercial success of PROVIGIL, and we may be unable to attain profitability on sales of PROVIGIL.

  In December 1998, the FDA approved PROVIGIL for use by those suffering from excessive daytime sleepiness associated with narcolepsy and, in February 1999, we commenced selling PROVIGIL in the United States. At our present level of operations, we may not be able to attain profitability if physicians prescribe PROVIGIL only for those who are diagnosed with narcolepsy. Under current FDA regulations, we are limited in our ability to promote PROVIGIL outside this approved use. The market for use of PROVIGIL in narcolepsy patients is relatively small; it is limited to approximately 125,000 persons in the United States, of which we estimate approximately 50,000 currently are seeking treatment from a physician.

  We have initiated clinical studies to examine whether or not PROVIGIL is effective and safe when used to treat disorders other than narcolepsy. Although some study data has been positive, additional studies in these disorders will be necessary before we can apply to expand the authorized uses of PROVIGIL. We do not know whether all of these studies will demonstrate safety and efficacy, or if they do, whether we will succeed in receiving regulatory approval to market PROVIGIL for additional disorders. If the results of some of these studies are negative, or if adverse experiences are reported in these clinical studies or otherwise in connection with the use of PROVIGIL by patients, this could undermine physician and patient comfort with the product, limit the commercial success of the product and impact the acceptance of PROVIGIL in the narcolepsy market. Even if the results of these studies are positive, the impact on sales of PROVIGIL may be minimal unless we are able to obtain FDA approval to expand the authorized use of PROVIGIL. FDA regulations restrict our ability to communicate the results of additional clinical studies to patients and physicians without first obtaining approval from the FDA to expand the authorized uses for this product.

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

  In the United States and elsewhere, PROVIGIL faces significant competition in the marketplace. Narcolepsy, and some of the other disorders for which we are conducting additional studies, are currently treated with several drugs, many of which have been available for a number of years or are available in inexpensive generic forms. Thus, we will need to demonstrate to physicians, patients and third party payors that the cost of PROVIGIL is reasonable and appropriate in light of the safety and efficacy of the product, the price of competing products and the related health care benefits to the patient.

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

  In certain foreign markets, pricing or profitability of pharmaceutical products is subject to various forms of direct and indirect governmental control. In the United States, there have been, and we expect there will continue to be, various federal and state proposals to implement similar government controls. The commercial success of PROVIGIL could be limited if federal or state governments adopt any such proposals. In addition, in the United States and elsewhere, sales of pharmaceutical products depend in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors increasingly challenge the prices charged for products, and limit reimbursement levels offered to consumers for such products. If third party payors focus their cost control efforts on PROVIGIL, this could limit the commercial success of the product.

    . We may not be able to maintain market exclusivity for PROVIGIL, and therefore potential competitors may develop competing products, which could result in a decrease in sales and market share, cause us to reduce prices to compete successfully, and prevent PROVIGIL from being a commercial success.

  We hold exclusive license rights to a composition-of-matter patent covering modafinil as the active drug substance in PROVIGIL; this patent was to have expired in 1998 in the United States, but we have applied for a patent extension that, if granted, would extend the term of this patent until November 18, 2001. In addition, we own a U.S. patent covering the particle size of modafinil that was issued in 1997 and expires on October 6, 2014. However, we may not succeed in obtaining any extension for the composition-of-matter patent, and we cannot guarantee that any of our patents will be found to be valid if their validity is challenged by a third party, or that these patents (or any other patent owned or licensed by us) would prevent a potential competitor from developing competing products or product formulations that avoid infringement.

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

  To date, we have not been profitable and our accumulated deficit was approximately $368 million at June 30, 2000. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from selling, general and administrative costs associated with our operations. We expect to continue to incur losses until such time as product revenue from PROVIGIL or other products and product candidates exceed expenses of operating our business. While we seek to attain profitability, we cannot be sure that we will ever achieve product revenues from PROVIGIL or from any of our other product candidates sufficient for us to attain this objective. We cannot be sure that we or our collaborators will obtain required regulatory approvals, or successfully develop, commercialize, manufacture and market any other product candidates.

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


Anesta shareholders may not approve the merger between Cephalon and Anesta which could negatively affect our future level of profitability.

  The recently announced merger between Cephalon and Anesta is subject to approval of regulatory authorities and Anesta shareholders. Shareholder approval is not likely to take place until the fourth quarter of 2000. The merger has a fixed exchange ratio of 0.4765 shares of newly-issued Cephalon common stock for each share of Anesta common stock and is subject to the approval of Anesta shareholders. Should Anesta shareholders vote against the merger, Cephalon's level of future profitability and the price of Cephalon's common stock may be negatively affected.


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

  The administration of drugs to humans, whether in clinical trials or commercially, can result in product liability claims even if our drugs or a collaborator's drugs are not actually at fault for causing an injury. Furthermore, our products may cause, or may appear to have caused, adverse side effects or potentially dangerous drug interactions that we may not learn about or understand fully until the drug has been administered to patients for some time. As the product is used more widely and in patients with varying medical conditions, the likelihood of an adverse drug reaction may increase. Product liability claims can be expensive to defend and may result in large judgments or settlements against us, which could have a negative effect on our financial performance. We maintain product liability insurance in amounts we believe to be commercially reasonable, but claims could exceed our coverage limits. Furthermore, we cannot be certain that we will always be able to purchase sufficient insurance at an affordable price. Even if a product liability claim is not successful, the adverse publicity and time and expense of defending such a claim may interfere with our business.

We may never obtain approval to market MYOTROPHIN, it may not be cost-effective to pursue MYOTROPHIN for other indications, and therefore we may never derive revenue from MYOTROPHIN.

  We do not believe that the conditions for regulatory approval imposed by the FDA can be met without conducting an additional Phase III study, and we have no current plans to conduct such a study. Even if we chose to conduct an additional study, the results of a new study may not be sufficient to obtain regulatory approval. We have discussed with Kyowa Hakko the preliminary results of the clinical study being conducted in Japan and, based upon these discussions, do not believe that the final results of the study will support FDA approval of our pending NDA. If MYOTROPHIN is not approved for the treatment of ALS, then it is unlikely that we would pursue approval for the use of MYOTROPHIN to treat other indications. Additionally, if we do not obtain approval of MYOTROPHIN for ALS or pursue approval for other indications, rights to the product may revert back to CCP.


The price of our common stock has been and may continue to be highly volatile.

  The market price of our common stock is volatile, and we expect it to continue to be volatile for the foreseeable future. For example, during the period January 1, 1999 through August 7, 2000, our common stock traded at a high price of $83.63 and a low price of $7.25. Negative announcements (such as adverse regulatory decisions, disputes concerning patent or other proprietary rights, or operating results that fall below the market's expectations) could trigger significant declines in the price of our common stock. In addition, external events, such as news concerning our competitors, changes in government regulations that may impact the biotechnology or pharmaceutical industries or flows of investor funds into or out of our industry, also are likely to affect the price of our common stock.


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

Liquidity and Capital Resources

  Cash, cash equivalents, and investments at June 30, 2000 were $150,387,000, representing 74% of total assets.

  The following is a summary of selected cash flow information:

                                                                       Six months
                                                                      Ended June 30,
                                                                      ------------
                                                                 2000                 1999
                                                              ------------         ------------
Net cash used for operating activities................         $(30,886,000)        $(25,846,000)
Net cash provided by (used for) investing activities..           61,760,000          (10,547,000)
Net cash (used for) provided by financing activities..          (15,819,000)          44,030,000


 Net Cash Used for Operating Activities

 --Operating Cash Inflows

  The following is a summary of the major sources of cash receipts reflected in net cash used for operating activities:

                                                                           Six Months
                                                                          Ended June 30,
                                                                         ---------------
                                                                      2000             1999
                                                                   -----------       ----------
PROVIGIL sales...............................................      $24,560,000       $9,002,000
TAP Holdings Inc.............................................        3,608,000        3,727,000
Abbott Laboratories, Inc.....................................        2,734,000               --
H. Lundbeck A/S..............................................        3,682,000        2,400,000
Bristol-Myers Squibb Company.................................          607,000          683,000
Medtronic, Inc...............................................               --          543,000
Interest.....................................................        5,567,000        1,998,000


  Sales of PROVIGIL commenced in the United Kingdom in March 1998 and in the United States and the Republic of Ireland in February 1999. In June 1999, we began promoting and marketing PROVIGIL in Austria. In July 2000, our partner, Dompe S.p.A. began promoting and marketing PROVIGIL in Italy. At June 30, 2000, $7,031,000 was receivable from U.S. sales of PROVIGIL.

  We have a research and development collaboration with TAP Holdings Inc. to develop and commercialize certain compounds for the treatment of human cancers and prostate disorders in the United States. Under the terms of the agreement, we perform research and preclinical development of these compounds for which we are compensated quarterly by TAP, based on a contract rate per individual assigned to the program for that quarter and reimbursement of certain external costs, all subject to annual budgetary maximums. At June 30, 2000, $1,082,000 was receivable from TAP.

  The $1,840,000 received from Abbott in the first quarter of 2000 represents compensation for our GABITRIL sales and marketing efforts from the commencement of the agreement in June 1999 to December 1999. At June 30, 2000, $1,354,000 was receivable from Abbott.

  In May 1999, we entered into a collaborative agreement with H. Lundbeck A/S to discover, develop and market products to treat neurodegenerative diseases. The payment received from Lundbeck in the six months ended June 30, 1999 represents a license fee. The payment of $3,464,000 received from Lundbeck in the six months ended June 30, 2000 includes $2,464,000 for reimbursement of our research and development efforts in the fourth quarter of 1999 and in the first quarter of 2000 and $1,000,000 for a license fee. At June 30, 2000, $1,859,000 was receivable from Lundbeck.

  The decrease in amounts received from Bristol-Myers in 2000 as compared to 1999 is due to a reduction in STADOL NS sales. At June 30, 2000, there was no receivable due from Bristol-Myers. Our agreement with Bristol-Myers will terminate in September, 2000. We expect to receive a final payment from Bristol-Myers in the first quarter of 2001.

  Under an April 1997 agreement with Medtronic, Inc., we co-promoted Intrathecal Baclofen Therapy (ITB(TM)) to neurologists and physiatrists in the United States for the treatment of intractable spasticity. This agreement terminated in April 1999. Under a separate March 2000 agreement with Medtronic Europe S.A., Cephalon
(UK) Limited is copromoting ITB(TM) to neurologists and certain other rehabilitation specialists in the United Kingdom, France and Austria for the treatment of intractable spasticity.

   The increase in interest received in 2000 compared to 1999 was due to higher average investment balances and higher average rates of return on investments.

 --Operating Cash Outflows

  Operating cash outflows increased in the six months ended June 30, 2000 as compared to the corresponding period in 1999 as a result of expenditures associated with PROVIGIL, including the commercialization of PROVIGIL in the United States, clinical studies of PROVIGIL in disorders other than narcolepsy, and the purchase of PROVIGIL inventories. Additionally, cash outflows increased over the prior year due to expenditures related to a 37% increase in headcount from period to period primarily as a result of increases in our sales and marketing groups and as a result of a premium of $5,500,000 associated with the prepayment of the revenue-sharing notes.

 Net Cash Provided by (Used for) Investing Activities

  The following is a summary of net cash provided by (used for) investing activities:

                                                                               Six Months
                                                                             Ended June 30,
                                                                             --------------
                                                                       2000                1999
                                                                   -----------        ------------
Purchases of property and equipment  ....................          $(4,558,000)       $    (43,000)
Sales and maturities (purchases) of investments, net  ...           66,318,000         (10,504,000)
                                                                   -----------        ------------
  Net cash provided by (used for) investing activities ..          $61,760,000        $(10,547,000)
                                                                   ===========        ============

  Purchases of property and equipment has increased in 2000 due to the expansion and renovation of our West Chester facility.

  Sales and maturities of investments represent the liquidation of investments. Purchases of investments represent the accumulation of investments.

Net Cash (Used for) Provided by Financing Activities

  The following is a summary of net cash (used for) provided by financing activities:

                                                                                        Six Months
                                                                                      Ended June 30,
                                                                                      --------------

                                                                                  2000              1999
                                                                              ------------       -----------
Proceeds from sales of common stock and warrants......................  $               --       $12,000,000
Proceeds from exercises of common stock options and warrants..........          20,030,000         2,906,000
Proceeds from issuance of long-term debt..............................                  --        30,000,000
Dividend payments on preferred stock..................................          (4,531,000)               --
Principal payments on and retirements of long-term debt  .............         (31,318,000)         (876,000)
                                                                              ------------       -----------
  Net cash (used for) provided by financing activities................        $(15,819,000)      $44,030,000
                                                                              ============       ===========


  In connection with the May 1999 collaborative agreement, Lundbeck purchased 1,000,000 shares of Cephalon's common stock at a price of $12.00 per share, which was the average market price for the five trading days prior to the closing of the agreement.

  During the six months ended June 30, 2000, we received proceeds of $20,030,000 for the exercise of approximately 2,229,000 common stock options and warrants. At June 30, 2000, 4,317,148 common stock options and warrants remained outstanding. The extent and timing of future warrant and option exercises, if any, are primarily dependent upon the market price of Cephalon's common stock, as well as the exercise prices and expiration dates of the warrants and options.

  Proceeds from the issuance of long-term debt in the six months ended June 30, 1999 consist of a private placement of $30,000,000 of revenue-sharing notes. These notes were repaid in the first quarter of 2000.

  During 1999, we completed a sale of 2,500,000 shares of convertible exchangeable preferred stock at $50 per share. Dividends are cumulative at the annual rate of $3.625 per share of preferred stock.

  Principal payments on and retirements of long-term debt include payments on mortgage loans and payments on capital lease obligations.

 --Cash and Funding Requirements Outlook

  We believe that our cash and investment balance as of June 30, 2000 will be adequate to fund our expected level of operations for at least several years.

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

    . pay quarterly preferred stock dividends and royalty payments on net sales of PROVIGIL;

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

  The following is a summary of revenues and expenses:

                                                                  Three Months                           Six Months
                                                                 Ended June 30,                        Ended June 30,
                                                                 --------------                        --------------
                                                                                   %                                        %
                                                         2000           1999     change         2000          1999        change
                                                      -----------   -----------  ------      -----------  -----------     ------
Product sales - PROVIGIL............................  $15,287,000  $ 5,522,000    177%       $28,750,000  $ 7,252,000        296%
Other revenues......................................    4,423,000    5,227,000    (15)         9,256,000    7,727,000         20
Cost of product sales - PROVIGIL....................    3,282,000      651,000    404          5,074,000      839,000        505
Research and development expenses...................   14,475,000   10,180,000     42         27,377,000   20,152,000         36
Selling, general and administrative expenses........   13,733,000   10,166,000     35         28,716,000   23,780,000         21
Interest income (expense), net......................    4,951,000   (1,253,000)  (495)         6,761,000   (1,650,000)      (510)
Preferred stock dividends...........................    2,265,000           --         --      4,531,000           --         --


  PROVIGIL

  Product sales are recognized upon shipment of product and are recorded net of reserves for returns and allowances. Sales of PROVIGIL were initiated in the United Kingdom in March 1998 and in the United States and the Republic of Ireland in February 1999. In June 1999, we began promoting and marketing PROVIGIL in Austria. In July 2000, our partner Dompe S.p.A. began promoting and marketing PROVIGIL in Italy.

  Product sales of PROVIGIL were accounted for as follows:

                                                              For the three months            For the six months ended
                                                                  ended June 30,                      June 30,
                                                          ----------------------------       ----------------------------
                                                              2000             1999              2000             1999
                                                          -----------       ----------       -----------      -----------
Gross product sales of PROVIGIL                           $13,266,000       $6,494,000       $27,318,000      $12,282,000
Adjustment to the reserve for returns and allowances        2,021,000         (972,000)        1,432,000       (5,030,000)
                                                          -----------       ----------       -----------      -----------
Net product sales of PROVIGIL                             $15,287,000       $5,522,000       $28,750,000      $ 7,252,000
                                                          ===========       ==========       ===========      ===========


  Four pharmaceutical wholesalers accounted for 84% of U.S. gross product sales in the first half of 2000.

  At June 30, 2000, the balance in the reserve for returns and allowances was $3,284,000 of which $2,706,000 was for product returns. Our return reserve calculation is based upon inventory levels at the wholesalers and at the retail pharmacies, as well as product reorder history as measured at each reporting period. The reserve balance is directly affected by product movement through the supply chain or changes in wholesaler and retailer inventory levels.

  For the three and six months ended June 30, 2000, cost of product sales was 21% and 18%, respectively. For both the three and six months ended June 30, 1999, cost of product sales was 12% of sales and consisted primarily of royalties and supply payments due to Lafon. All of the PROVIGIL sold in the United States during 1999 was produced prior to its December 1998 FDA approval and, in accordance with Statement of Financial Accounting Standards No. 2 "Accounting for Research and Development Costs," the costs of producing that material were recorded as research and development expense in those prior periods.

  Three months ended June 30, 2000 compared to the three months ended June 30, 1999

  Other revenues decreased in the three months ended June 30, 2000 from the 1999 period due primarily to a decrease in reimbursable expenses incurred under our collaboration agreement with TAP and from a decrease in revenue recognized from Kyowa Hakko as a result of the completion of the MYOTROPHIN clinical studies being conducted by Kyowa Hakko in Japan.

  For the three months ended June 30, 2000, research and development expenses increased from the same 1999 period due primarily to expenditures associated with an increase in headcount and other compensation costs and expenditures associated primarily with the PROVIGIL studies in attention deficit/hyperactivity disorder and obstructive sleep apnea.

  The increase in the selling, general and administrative area for the three months ended June 30, 2000 as compared to the corresponding 1999 period was due primarily to marketing expenses associated with the commercialization of PROVIGIL and our collaboration agreement with Abbott to market GABITRIL and an increase in the size of our sales force to fully support both PROVIGIL and GABITRIL.

In association with the purchase of our West Chester facilities in March 1995, we obtained loans from the Commonwealth of Pennsylvania in the amount of $12,000,000. These loans have a 15-year term with an annual interest rate of 2% which was to increase to prime plus 2% if we failed to hire a specified number of employees in Chester County, Pennsylvania by the end of 1999. We have been paying interest at the 2% rate and accruing interest at the higher rate over the life of the loan. Although we did not meet the hiring target, in April 2000 Cephalon and the Commonwealth reached an agreement under which the Commonwealth waived the interest penalty. As a result, and as reflected in our statement of operations for the second quarter of 2000, we recognized interest income for the interest differential of $4,008,000 that was previously accrued. The increase in net interest income in the second quarter of 2000 is also due to higher average investment balances and higher average rates of return on investments and a decrease in interest expense due to the retirement in the first quarter of 2000 of the revenue-sharing notes.

  Preferred dividends of $2,265,000 were recognized in the second quarter of 2000 in connection with the August 1999 private offering of 2,500,000 shares of convertible exchangeable preferred stock.

Six months ended June 30, 2000 compared to the six months ended June 30, 1999

  Other revenues increased in the six months ended June 30, 2000 from the 1999 period due primarily to revenue recognized under our collaboration agreement with H. Lundbeck A/S which was initiated in May 1999 and revenue recognized under our collaboration agreement with Abbott Laboratories which was entered into in June 1999. This increase was partially offset by a decrease in revenue recognized under the U.S. Medtronic co-promotion agreement which terminated in April 1999, a decrease in reimbursable expenses incurred under our collaboration agreement with TAP and from a decrease in revenue recognized from Kyowa Hakko as a result of the completion of the MYOTROPHIN clinical studies being conducted by Kyowa Hakko in Japan.

  For the six months ended June 30, 2000, research and development expenses increased from the same 1999 period due primarily to expenditures associated with an increase in headcount and other compensation costs and expenditures associated primarily with the PROVIGIL studies in attention deficit/hyperactivity disorder and obstructive sleep apnea.

  The increase in the selling, general and administrative area for the six months ended June 30, 2000 as compared to the corresponding 1999 period was due primarily to marketing expenses associated with the commercialization of PROVIGIL and our collaboration agreement with Abbott to market GABITRIL and an increase in the size of our sales force to fully support both PROVIGIL and GABITRIL. This increase was partially offset by the recording of a $4,300,000 provision in the first quarter of 1999 associated with the settlement of the then-current securities litigation.

  The increase in net interest income in 2000 is primarily due to the recognition of $4,008,000 in interest income associated with the Commonwealth of Pennsylvania waiving the interest penalty on our West Chester facilities funding. In addition, the increase is due to higher average investment balances and higher average rates of return on investments and a decrease in interest expense due to the retirement in the first quarter of 2000 of the revenue-sharing notes.

  Preferred dividends were recognized in 2000 in connection with the August 1999 private offering of 2,500,000 shares of convertible exchangeable preferred stock.

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

  We expect to increase our expenditures on research and development activities for our other products in development. We may seek sources of funding for these research and development programs through collaborative arrangements with third parties but we still expect to have significant expenditures for our share of the costs of these programs, including the costs of research, preclinical development, clinical research and manufacturing. As a result of our sale of 2,500,000 shares of convertible exchangeable preferred stock during the third quarter of 1999, we will continue to recognize quarterly preferred stock dividends unless the preferred stock is converted into convertible debentures or shares of our common stock which is unlikely to occur before the third quarter of 2001.

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

    .  cost and timing of clinical trials; and

    .  marketing and other expenses.

  In connection with the issuance in December 1999 of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," or SAB 101, we expect that we will be required to defer non-refundable license fees recorded in 1999 and recognize the related revenue over future periods. The SEC has extended the implementation date of SAB 101 until the fourth quarter of fiscal years beginning after December 15, 1999. In accordance with SAB 101, we expect to report a change in accounting principles and to record the impact of this change as a cumulative effect in our statement of operations.

  We do not believe that inflation has had a material impact on the results of our operations since our inception.


Subsequent Event

  Cephalon and Anesta Corp. announced on July 17, 2000 that the two companies have agreed to a merger under which Cephalon will acquire all of the outstanding shares of Anesta in a tax-free, stock-for-stock transaction intended to be accounted for as a pooling of interests. The merger agreement provides that each stockholder of Anesta will receive 0.4765 shares of Cephalon stock for each share of Anesta stock. The merger, which is subject to regulatory approval and the approval of Anesta shareholders, is expected to be completed during the fourth quarter of 2000. Under the terms of the merger agreement, Anesta will become a wholly-owned subsidiary of Cephalon.

         PART II - OTHER  INFORMATION
         ----------------------------

Item 1.  Legal Proceedings

         The information set forth in Footnote 4 to the Notes to Consolidated Financial Statements included herein is hereby incorporated by reference.

Item 4.  Submission of Matters to a Vote of Security Holders:

         The following matters were considered at the annual meeting of stockholders of Cephalon held in Malvern, Pennsylvania on May 16, 2000:

         I.   On the election of the following persons as directors:

                                                                   NUMBER OF VOTES
                                                   ------------------------------------------------
                                                             FOR                   WITHHELD
                                                   -----------------------  -----------------------
              Dr. Frank Baldino, Jr.                   28,678,192                  248,200
              William P. Egan                          28,680,903                  245,489
              Dr. Robert J. Feeney                     28,679,903                  246,489
              Martyn D. Greenacre                      28,679,853                  246,539
              David R. King                            28,672,403                  253,539
              Kevin E. Moley                           28,679,713                  246,679
              Dr. Horst Witzel                         28,678,913                  247,479

II.    To approve an amendment to, and restatement of, Cephalon's Equity Compensation Plan:

                            NUMBER OF VOTES
-----------------------------------------------------------------------
              FOR                    AGAINST            ABSTAIN
--------------------------------  -------------  ----------------------
           16,483,063                12,100,086                 115,929

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit
              No.                                            Description of Exhibit
           ----------                                        ----------------------

             27.1                Financial Data Schedule


    (b)   Reports on Form 8-K:

          No reports on Form 8-K were filed during the quarter ended June 30, 2000.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CEPHALON, INC.
                              (Registrant)



August 14, 2000               By    /s/  Frank Baldino, Jr.
                                 --------------------------

                              Frank Baldino, Jr., Ph.D.
                              Chairman and Chief Executive Officer
                              (Principal executive officer)




                              By    /s/  J. Kevin Buchi
                                -----------------------

                              J. Kevin Buchi
                              Senior Vice President and Chief Financial Officer (Principal financial and accounting officer)