Form 10-Q
period 2000-09-30
CEPHALON INC
filed 2000-11-14
CIK 873364

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  [_]     For the Quarterly Period Ended   September 30, 2000
                                         --------------------

          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Transition Period from  ______________ to _______________

     Commission File Number      0-19119
                            -------------------


                                CEPHALON, INC.
      --------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



                  Delaware                                     23-2484489
---------------------------------------------      -----------------------------
(State Other Jurisdiction of Incorporation or                (I.R.S. Employer
                 Organization)                            Identification Number)


145 Brandywine Parkway,  West Chester,  PA                     19380-4245
---------------------------------------------      -----------------------------
  (Address of Principal Executive Offices)                     (Zip Code)

Registrant's Telephone Number, Including Area Code           (610) 344-0200
                                                   -----------------------------



                                 Not Applicable
   ---------------------------------------------------------------------------
       Former Name, Former Address and Former Fiscal Year, If Changed Since
                                   Last Report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes    X     No _______
                                            -----

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                   Outstanding as of November 6, 2000
     ----------------------------       ----------------------------------
     Common Stock, par value $.01               41,407,375 Shares


This Report Includes a Total of 30 Pages

                        CEPHALON, INC. AND SUBSIDIARIES
                        -------------------------------


                                     INDEX
                                     -----

                                                                           Page No.
                                                                           --------
PART  I - FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

              Consolidated Balance Sheets -                                   3
              September 30, 2000 and December 31, 1999

              Consolidated Statements of Operations -                         4
              Three and nine months ended September 30, 2000 and 1999

              Consolidated Statements of Cash Flows -                         5
              Nine months ended September 30, 2000 and 1999

              Notes to Consolidated Financial Statements                      6

     Item 2.  Management's Discussion and Analysis of                        11
              Financial Condition and Results of Operations

     Item 3   Quantitative and Qualitative Disclosure about Market Risk      28

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                              29

     Item 6.  Exhibits and Reports on Form 8-K                               29

SIGNATURES                                                                   30

                        CEPHALON, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Unaudited)

                                                                                            September 30,           December 31,
                                                                                                 2000                   1999
                                                                                          -------------------    -------------------
                                                              ASSETS
                                                              ------
CURRENT ASSETS:
     Cash and cash equivalents                                                                 $  16,300,000          $  13,152,000
     Short-term investments                                                                      111,040,000            188,410,000
     Receivables, net                                                                             13,767,000              5,578,000
     Inventory (Note 2)                                                                           16,843,000              4,258,000
     Other                                                                                         2,754,000                988,000
                                                                                               -------------          -------------
          Total current assets                                                                   160,704,000            212,386,000

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization of $16,474,000 and $15,192,000                                    26,038,000             20,001,000
OTHER                                                                                              1,694,000              1,666,000
                                                                                               -------------          -------------
                                                                                               $ 188,436,000          $ 234,053,000
                                                                                               =============          =============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
                                               ------------------------------------
CURRENT LIABILITIES:
     Accounts payable                                                                          $   3,227,000          $   6,221,000
     Accrued expenses                                                                             18,970,000             19,328,000
     Current portion of long-term debt (Note 6)                                                    2,043,000             31,906,000
                                                                                               -------------          -------------
          Total current liabilities                                                               24,240,000             57,455,000

LONG-TERM DEBT                                                                                    13,514,000             14,034,000
OTHER                                                                                                178,000              4,207,000
                                                                                               -------------          -------------
          Total liabilities                                                                       37,932,000             75,696,000
                                                                                               -------------          -------------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 5,000,000 shares authorized,
      2,500,000 shares issued and outstanding                                                         25,000                 25,000
    Common stock, $.01 par value, 100,000,000 shares authorized,
     34,914,830 and 32,560,938 shares issued and outstanding                                         349,000                326,000
    Additional paid-in capital                                                                   531,902,000            505,702,000
    Treasury stock                                                                                (1,480,000)            (1,290,000)
    Accumulated deficit                                                                         (382,121,000)          (347,135,000)
    Accumulated other comprehensive income                                                         1,829,000                729,000
                                                                                               -------------          -------------
          Total stockholders' equity                                                             150,504,000            158,357,000
                                                                                               -------------          -------------
                                                                                                $188,436,000          $ 234,053,000
                                                                                                ============          =============

   The accompanying notes are an integral part of these financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)


                                                            Three Months Ended                    Nine Months Ended
                                                              September 30,                         September 30,
                                                      ------------------------------       ------------------------------
                                                          2000              1999               2000              1999
                                                      ----------         -----------       -----------        -----------
REVENUES: (Note 5)
     Product sales - PROVIGIL                         $  19,213,000    $   7,865,000        $  47,963,000    $  15,117,000
     Other revenues                                       3,407,000        3,691,000           12,663,000       11,418,000
                                                      -------------    -------------        -------------    -------------
                                                         22,620,000       11,556,000           60,626,000       26,535,000
                                                      -------------    -------------        -------------    -------------
COSTS AND EXPENSES:
     Cost of product sales - PROVIGIL                     4,111,000          874,000            9,185,000        1,713,000
     Research and development                            16,217,000       11,207,000           43,594,000       31,359,000
     Selling, general and administrative                 14,509,000       12,331,000           43,226,000       36,111,000
                                                      -------------    -------------        -------------    -------------
                                                         34,837,000       24,412,000           96,005,000       69,183,000
                                                      -------------    -------------        -------------    -------------

LOSS FROM OPERATIONS                                    (12,217,000)     (12,856,000)         (35,379,000)     (42,648,000)
                                                      -------------    -------------        -------------    -------------

OTHER INCOME (EXPENSE), NET                                 429,000         (556,000)           7,190,000       (2,206,000)
                                                      -------------    -------------        -------------    -------------

LOSS                                                    (11,788,000)     (13,412,000)         (28,189,000)     (44,854,000)

Dividends on convertible exchangeable preferred
   stock                                                 (2,266,000)      (1,107,000)          (6,797,000)      (1,107,000)
                                                      -------------    -------------        -------------    -------------

LOSS APPLICABLE TO COMMON SHARES                      $ (14,054,000)   $ (14,519,000)       $ (34,986,000)   $ (45,961,000)
                                                      =============    =============        =============    =============
BASIC AND DILUTED LOSS
  PER COMMON SHARE                                    $       (0.40)   $       (0.47)       $       (1.04)   $       (1.57)
                                                      =============    =============        =============    =============
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                           34,865,823       30,739,090           33,500,965       29,182,454
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

                        CEPHALON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                        -----------------------------
                                                                           2000              1999
                                                                        ----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Loss                                                               $(28,189,000)   $ (44,854,000)
     Adjustments to reconcile loss to net cash
     used for operating activities:
           Depreciation and amortization                                   1,282,000        3,269,000
           Non-cash compensation expense                                   4,615,000          990,000
           Other                                                            (429,000)       1,068,000
          (Increase) decrease in operating assets:
               Receivables                                                (6,841,000)          70,000
               Inventory                                                 (12,585,000)      (3,686,000)
               Other current assets                                       (2,393,000)        (877,000)
               Other long-term assets                                        (29,000)      (1,992,000)
          Increase (decrease) in operating liabilities:
               Accounts payable                                           (2,994,000)        (392,000)
               Accrued expenses                                             (358,000)      (2,273,000)
               Other long-term liabilities                                (4,029,000)         508,000
                                                                        ------------    -------------

               Net cash used for operating activities                    (51,950,000)     (48,169,000)
                                                                        ------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                  (5,834,000)         (71,000)
     Sales and maturities (purchases) of investments, net                 77,018,000     (120,003,000)
                                                                        ------------    -------------

               Net cash provided by (used for) investing activities       71,184,000     (120,074,000)
                                                                        ------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of convertible exchangeable
        preferred stock                                                           --      120,352,000
     Proceeds from sales of common stock and warrants                             --       12,000,000
     Proceeds from exercises of common stock options and warrants         21,349,000       33,197,000
     Proceeds from issuance of long-term debt                                     --       30,000,000
     Dividend payments on preferred stock                                 (6,797,000)              --
     Principal payments on and retirements of long-term debt             (32,091,000)      (1,331,000)
                                                                        ------------    -------------

               Net cash (used for) provided by financing activities      (17,539,000)     194,218,000
                                                                        ------------    -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS               1,453,000           24,000
                                                                        ------------    -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  3,148,000       25,999,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            13,152,000        7,484,000
                                                                        ------------    -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 16,300,000    $  33,483,000
                                                                        ============    =============

  The accompanying notes are an integral part of these financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

     Cephalon, Inc. is a biopharmaceutical company dedicated to the discovery, development and marketing of products to treat neurological disorders and cancer. We have had negative cash flow from operations since inception and have funded our operations primarily from the proceeds of public and private placements of our securities and, more recently, from product sales and collaboration revenue. We market and sell PROVIGIL(R) (modafinil) Tablets [C-IV] in the United States, the United Kingdom and the Republic of Ireland, and we promote the product in Austria and Switzerland under a different tradename. In addition, we market PROVIGIL in Italy with our partner, Dompe S.p.A. PROVIGIL is approved in those countries for use by those suffering from excessive daytime sleepiness associated with narcolepsy. In addition to the territories mentioned above, we also hold rights to market PROVIGIL in Latin America, Japan, South Korea and Taiwan. We entered into a collaborative agreement with Abbott Laboratories in June 1999 to market in the United States and further develop GABITRIL(R) (tiagabine hydrochloride), an adjunctive treatment for partial seizures associated with epilepsy, and in October 2000 Abbott agreed to transfer to Cephalon all U. S. product rights to GABITRIL. Also in October 2000 we completed the acquisition of Anesta Corp., which develops and markets products using its patented oral transmucosal system (OTS (TM)) for drug delivery. ACTIQ(R) (oral transmucosal fentanyl citrate) is marketed and sold in the United States for the treatment of breakthrough cancer pain, and recently was approved in the United Kingdom for the same indication.

     Our business is subject to a number of significant risks, including the risks inherent in pharmaceutical research and development activities. We are highly dependent upon the commercial success of PROVIGIL and our other marketed products in the United States, but we cannot be sure that we will achieve profitability based upon sales of these products.

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

Concentrations of Credit Risk

     At September 30, 2000, four pharmaceutical wholesalers represented 86% of our U.S. trade accounts receivable. We control credit risk through credit approvals, credit limits and by performing ongoing credit evaluations of our customers.

Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101, which is effective for fiscal years beginning

                        CEPHALON, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

after December 15, 1999. The bulletin provides guidance on how accounting rules should be applied for, among other things, revenue recognition for non-refundable technology access fees in the biotechnology industry. We expect that we will be required to defer non-refundable technology fees recorded in prior periods and recognize the related revenue over future periods. The SEC has extended the implementation date of SAB 101 until the fourth quarter of fiscal years beginning after December 15, 1999. In accordance with SAB 101, we expect to report a change in accounting principle and to record the impact of this change as a cumulative effect in our statement of operations in the fourth quarter of 2000.


2. INVENTORY

     Inventory consists solely of PROVIGIL and is stated at the lower of cost or market value using the first-in, first-out method:

                                                             September 30,      December 31,
                                                                 2000              1999
                                                                 ----              ----
     Raw material.........................................   $ 5,327,000        $1,570,000
     Work-in-process......................................     4,431,000         1,616,000
     Finished goods.......................................     7,085,000         1,072,000
                                                             -----------        ----------
                                                             $16,843,000        $4,258,000
                                                             ===========        ==========


3. LEGAL PROCEEDINGS

     In November 1999 we received a federal grand jury subpoena in connection with an investigation under the supervision of the Office of Consumer Litigation of the U.S. Department of Justice. The grand jury also issued subpoenas to certain of our former and current employees. We believe that the investigation relates to the release of certain lots of MYOTROPHIN(R) (mecasermin) Injection used in clinical trials and related reports filed with the FDA during the period 1994-96. We have not been identified as a target of the investigation, and we are cooperating with the inquiry. We cannot predict the outcome of this investigation, but we do not believe it will have a material negative effect on our financial condition or results of operations.

     In August 1999 the U.S. District Court for the Eastern District of Pennsylvania entered a final order approving the settlement of a class action alleging that statements made about the results of certain clinical studies of MYOTROPHIN were misleading. A related complaint has been filed with the Court by a small number of plaintiffs who decided not to participate in the settlement. This related complaint alleges that we are liable under common law for misrepresentations concerning the results of the MYOTROPHIN clinical trials, and that we and certain of our current and former officers and directors are liable for the actions of persons who allegedly traded in our common stock on the basis of material inside information. We believe that we have valid defenses to all claims raised in this action. Even if there is a judgment against us in this case, we do not believe it will have a material negative effect on our financial condition or results of operations.

                        CEPHALON, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

4. COMMITMENTS AND CONTINGENCIES

Related party

     In August 1992 we exclusively licensed our rights to MYOTROPHIN for human therapeutic use within the United States, Canada and Europe to Cephalon Clinical Partners, L.P., or CCP. We perform development and clinical testing of MYOTROPHIN on behalf of CCP under a research and development agreement.

     CCP has granted us an exclusive license to manufacture and market MYOTROPHIN for human therapeutic use within the United States, Canada and Europe in return for royalty payments equal to a percentage of product sales and a milestone payment of approximately $16,000,000 that will be made if MYOTROPHIN receives regulatory approval.

     We have a contractual option to purchase all of the limited partnership interests of CCP. To exercise this purchase option, we are required to make an advance payment of $40,275,000 in cash or, at our election, shares of common stock with a value of $42,369,000 or a combination thereof. The purchase option will become exercisable upon the occurrence of certain events once sales activity commences. Should we discontinue development of MYOTROPHIN or if we do not exercise the purchase option, our license will terminate and all rights to manufacture or market MYOTROPHIN in the United States, Canada and Europe will revert to CCP, which may then commercialize MYOTROPHIN itself or license or assign its rights to a third party. In that event, we would not receive any benefits from such commercialization, license or assignment of rights.


5. REVENUES

     Product sales of PROVIGIL were accounted for as follows:

                                                           For the three months ended          For the nine months ended
                                                                 September 30,                       September 30,
                                                              2000              1999              2000             1999
                                                              ----              ----              ----             ----
Gross product sales of PROVIGIL                           $19,301,000        $8,233,000       $46,619,000      $20,515,000
Adjustment to the reserve for returns and allowances          (88,000)         (368,000)        1,344,000       (5,398,000)
                                                          -----------        ----------       -----------      -----------
Net product sales of PROVIGIL                             $19,213,000        $7,865,000       $47,963,000      $15,117,000
                                                          ===========        ==========       ===========      ===========

     Four pharmaceutical wholesalers accounted for 87% of U.S. gross product sales of PROVIGIL during the nine months ending September 30, 2000.

     At September 30, 2000, the balance in the reserve for returns and allowances was $2,861,000. Of this amount $1,944,000 was reserved for product returns at September 30, 2000 compared with a balance of $2,706,000 and $5,169,000 at June 30, 2000 and December 31, 1999, respectively. Our return reserve calculation is based upon inventory levels at the wholesalers and at the retail pharmacies, as well as product reorder history as measured at each reporting period. The reserve balance is directly affected by product movement through the supply chain or changes in wholesaler and retailer inventory levels. To date, returns against the reserve have been negligible. Should this trend continue, we would expect to reverse a significant portion of our remaining reserve during the fourth quarter of 2000.

                        CEPHALON, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Other revenues

     The major sources of other revenues include reimbursement of research and development costs under our collaborative agreements with H. Lundbeck A/S and TAP Holdings, Inc., and reimbursement under our copromotion agreement with Abbott for sales of GABITRIL.



6. SUBSEQUENT EVENTS

  Revenue Sharing Notes

     In February 1999 we completed a private placement of $30,000,000 of revenue-sharing notes. The notes were retired in the first quarter of 2000 for an aggregate cash payment of $35,500,000. However, the former holders of the notes were to receive a payment of 6% of U.S. net sales of PROVIGIL through December 31, 2001. Under an amendment dated October 31, 2000, the Company agreed to pay the noteholders $6.6 million in cash and, in exchange, the noteholders agreed to relinquish royalty payments on all PROVIGIL net sales occurring after December 31, 2000.

  Transfer of GABITRIL Product Rights

     On November 2, 2000 Cephalon and Abbott announced that, subject to the approval of regulatory authorities, Abbott will transfer to Cephalon its U.S. product rights to GABITRIL(R) (tiagabine hydrochloride), an anti-epileptic product. The agreement gives Cephalon the exclusive rights to manufacture, market, sell and further develop the drug in the United States. Under the terms of the agreement, Cephalon will pay Abbott $100 million over the next four years, and also will make an additional payment if Abbott obtains an extension of the composition patent covering the active drug substance contained in GABITRIL. Abbott will continue to manufacture GABITRIL for Cephalon under a tolling agreement, although Cephalon intends to assume direct responsibility for manufacturing within the next several years.

   Anesta Acquisition

     On October 10, 2000, Cephalon and Anesta Corp. completed a merger under which Cephalon acquired all of the outstanding shares of Anesta in a tax-free, stock-for-stock transaction. Under the terms of the merger agreement, each stockholder of Anesta received 0.4765 shares of Cephalon stock for each share of Anesta stock. The merger has been accounted for using the pooling-of-interests method of accounting and accordingly, all prior period consolidated statements have been restated to include Cephalon's and Anesta's combined results of operations, financial position and cash flows. In connection with the merger, we expect to record a non-recurring charge of approximately $12.0 million in the fourth quarter of 2000 for transaction costs, including investment banking, legal and accounting fees, and for other estimated costs associated with the merger. The table below reflects unaudited pro forma combined results of Cephalon and Anesta for the three and nine months ended September 30, 2000 and 1999. The balance sheet data presented below is as of September 30, 2000 and December 31, 1999.

                        CEPHALON, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Pro Forma Combined Statement of Operations Data:                            (In thousands except per share data)
                                                                    Three Months Ended                     Nine Months Ended
                                                                       September 30,                          September 30,
                                                                       ------------                           ------------
Revenues:                                                       2000               1999                2000              1999
                                                                ----               ----                ----              ----
    Product sales - PROVIGIL                                      $19,213            $ 7,865           $  47,963         $  15,117
    Product sales - ACTIQ                                           5,052                525               9,045             1,653
    Other revenues                                                  3,500              5,258              13,434            13,636
                                                             ------------     --------------        ------------    --------------
                                                                   27,765             13,648              70,442            30,406
                                                             ------------     --------------        ------------    --------------
Costs and Expenses:
   Cost of product sales                                            5,277                988              11,374             2,198
   Research and development                                        18,690             13,572              51,232            38,559
   Selling, general and administrative                             20,035             14,984              58,453            42,826
                                                             ------------     --------------        ------------    --------------
                                                                   44,002             29,544             121,059            83,583
                                                             ------------     --------------        ------------    --------------
Loss from operations                                              (16,237)           (15,896)            (50,617)          (53,177)

Other income, net                                                     890                341               9,236               740
                                                             ------------     --------------        ------------    --------------
Loss before provision for income taxes                            (15,347)           (15,555)            (41,381)          (52,437)

Benefit (provision) for income taxes                                   26                 (4)                 (5)              (19)

Loss                                                              (15,321)           (15,559)            (41,386)          (52,456)

Dividends on convertible exchangeable preferred stock              (2,266)            (1,107)             (6,797)           (1,107)
                                                             ------------     --------------        ------------    --------------
Loss applicable to common shares                                 ($17,587)          ($16,666)           ($48,183)         ($53,563)
                                                             ============     ==============        ============    ==============
Basic and diluted loss per common share                            ($0.43)            ($0.45)             ($1.21)           ($1.51)
                                                             ============     ==============        ============    ==============
Weighted average number of
    shares outstanding                                             41,298             37,058              39,893            35,472
                                                             ============     ==============        ============    ==============


                                             September 30,   December 31,
Pro Forma Combined Balance Sheet Data:          2000           1999
                                                ----           ----

Cash, cash equivalents and investments        $ 163,118      $ 272,340
Total assets                                    257,280        312,262
Long-term debt                                   17,224         47,940
Accumulated deficit                            (453,486)      (414,302)
Stockholders' equity                            212,543        221,783

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


During the next several years we will be very dependent upon the commercial success of our products, especially PROVIGIL, and we may not be able to consistently and meaningfully increase sales and other revenues of these products during this period, or to attain profitability on the basis of such sales and other revenues.

     The commercialization of our pharmaceutical products involves a number of significant challenges. In particular, our ability to meaningfully increase sales and other revenue depends, in large part, on the success of our clinical development programs, and our sales and marketing efforts to physicians, patients and third-party payors. A number of factors could impact these efforts, including our ability to demonstate clinically that our products have utility beyond current indications, our limited financial resources and sales and marketing experience relative to our competitors, perceived differences between our products and those of our competitors, the availability and level of reimbursement of our products by third-party payors, incidents of adverse reactions, side effects or misuse of our products and the unfavorable publicity that could result, or the occurrence of manufacturing, supply or distribution disruptions.

     Ultimately, these efforts may not prove to be as effective as the efforts of our competitors. In the United States and elsewhere, our products face significant competition in the marketplace. The conditions that our products treat, and some of the other disorders for which we are conducting additional studies, are currently treated with several drugs, many of which have been available for a number of years or are available in inexpensive generic forms. Thus, we will need to demonstrate to physicians, patients and third party payors that the cost of our products is reasonable and appropriate in light of their safety and efficacy, the price of competing products and the related health care benefits to the patient. Even if we are able to increase sales and other revenue over the next several years, we cannot be sure that such sales and other revenue will reach a level at which we will attain profitability.


We may be unsuccessful in our efforts to expand the number and scope of authorized uses of PROVIGIL, which would hamper sales growth and make it more difficult to attain profitability.

     PROVIGIL is approved for sale in the United States and abroad for use by those suffering from excessive daytime sleepiness associated with narcolepsy. Under current FDA regulations, we are limited in our ability to promote the use of PROVIGIL outside of this approved indication. The market for the use of PROVIGIL in narcolepsy patients is relatively small; it is limited to approximately 125,000 persons in the United States, of which we estimate approximately 50,000 seek treatment from a physician.

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

We may not be able to maintain market exclusivity for PROVIGIL, and therefore potential competitors may develop competing products, which could result in a decrease in sales and market share, cause us to reduce prices to compete successfully, and limit the commercial success of PROVIGIL.

     We hold exclusive license rights to a composition-of-matter patent covering modafinil as the active drug substance in PROVIGIL; this patent was to have expired in 1998 in the United States, but we have applied for a patent extension that, if granted, would extend the term of this patent until November 18, 2001. In addition, we own a U.S. patent covering the particle size of modafinil that was issued in 1997 and expires on October 6, 2014. However, we may not succeed in obtaining any extension for the composition-of-matter patent, and we cannot guarantee that any of our patents will be found to be valid if their validity is challenged by a third party. Additionally, we cannot be sure that a potential competitor will not develop a competing product or product formulation that would avoid infringement of these patents or any patent owned or licensed by us.

     In the United States, the Orphan Drug Act provides incentives to drug manufacturers to develop and manufacture drugs for the treatment of rare disorders. The FDA has granted orphan drug status to PROVIGIL for its use in the treatment of excessive daytime sleepiness associated with narcolepsy. The grant of orphan drug status to PROVIGIL allows us a seven-year period of marketing exclusivity for the product in that indication. While the marketing exclusivity provided by the orphan drug law should prevent other sponsors from obtaining approval of the same compound for the same indication (unless the other sponsor can demonstrate clinical superiority or we are unable to provide or obtain adequate supplies of PROVIGIL), it would not prevent approval of other compounds for other indications that otherwise are non-exclusive, or approval of other kinds of compounds for the same indication.


Manufacturing, supply and distribution problems may create supply disruptions that could result in a reduction of product sales revenue, and damage commercial prospects for PROVIGIL and other products.

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

     We rely on third parties to manufacture, distribute, provide customer service activities and accept and process returns. In addition, we depend upon sole suppliers for the active drug substance contained in PROVIGIL and in other products, and we depend upon single manufacturers that are qualified to manufacture finished commercial product. Although we employ a small number of persons to coordinate and manage the activities undertaken by these third parties, we have relatively limited experience in this regard. We also maintain inventories of bulk compound and finished product to protect against supply disruptions, and are qualifying an additional manufacturer of finished product for PROVIGIL. Nevertheless, any disruption in these activities could impede our ability to sell our products and could reduce sales revenue.

     A non-active ingredient used in PROVIGIL is no longer manufactured or commercially available. At anticipated levels of demand, we have several years supply of this ingredient. We have prepared a new formulation of PROVIGIL that does not include the now unavailable ingredient; however, the introduction of any such new formulation requires regulatory approval. If we are unable to obtain approval for our new formulation, we could face supply disruptions that would result in significant costs and delays, undermine goodwill established with physicians and patients, and damage commercial prospects for PROVIGIL.

As our products are used commercially, unintended side effects, adverse reactions or incidents of misuse may occur which could result in additional regulatory controls, and reduce sales of our products.

     Prior to 1999, the use of our products had been limited principally to clinical trial patients under controlled conditions and under the care of expert physicians. We cannot predict whether the widespread commercial use of our products will produce undesirable or unintended side effects that have not been evident in our clinical trials or the relatively limited commercial use to date. In addition, in patients who could take multiple medications, drug interactions could occur which can be difficult to predict. Additionally, incidents of product misuse may occur. These events, among others, could result in additional regulatory controls which could limit the circumstances under which the product is prescribed or even lead to the withdrawal of the product from the market.


Our products contain controlled substances.

     The active ingredients in PROVIGIL and ACTIQ are controlled substances regulated by the U. S. Drug Enforcement Administration, or DEA. As controlled substances, the manufacture, shipment, sale and use of these products is subject to a high degree of regulation and accountability. These regulations also are imposed on prescribing physicians and other third parties, making the use of such products relatively complicated and expensive. Future products also may contain substances regulated by the DEA. In some cases, products containing controlled substances have generated public controversy which, in extreme cases, have resulted in further restrictions on marketing or even withdrawal of regulatory approval. In addition, negative publicity may bring about rejection of the product by the medical community. If the DEA or FDA withdrew the approval of, or placed additional significant restrictions on, the marketing of any of our products, our business could be materially and adversely affected.


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

     The administration of drugs to humans, whether in clinical trials or commercially, can result in product liability claims whether or not our products are actually at fault for causing an injury. Furthermore, our products may cause, or may appear to have caused, adverse side effects or potentially dangerous drug interactions that we may not learn about or understand fully until the drug has been administered to patients for some time. As the product is used more widely and in patients with varying medical conditions, the likelihood of an adverse drug reaction may increase. Product liability claims can be expensive to defend and may result in large judgments or settlements against us, which could have a negative effect on our financial performance. We maintain product liability insurance in amounts we believe to be commercially reasonable, but claims could exceed our coverage limits. Furthermore, we cannot be certain that we will always be able to purchase sufficient insurance at an affordable price. Even if a product liability claim is not successful, the adverse publicity and time and expense of defending such a claim may interfere with our business.


The efforts of government entities and third party payors to contain or reduce the costs of health care may adversely affect our sales and limit the commercial success of our products.

     In certain foreign markets, pricing or profitability of pharmaceutical products is subject to various forms of direct and indirect governmental control. In the United States, there have been, and we expect there will continue to be, various federal and state proposals to implement similar government controls. The commercial success of our products could be limited if federal or state governments adopt any such proposals. In addition, in the United States and elsewhere, sales of pharmaceutical products depend in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors increasingly challenge the prices charged for products, and limit reimbursement levels offered to consumers for such products. If third party payors focus their cost control efforts on our products, this could limit the commercial success of the products.


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

     We are focused on the search for new pharmaceutical products. These activities include engaging in discovery research and process development, conducting preclinical and clinical studies, and seeking regulatory approval in the United States and abroad. In all of these areas, we have relatively limited resources and compete against larger multinational pharmaceutical companies. Moreover, even if we undertake these activities in an effective and efficient manner, regulatory approval for the sale of new pharmaceutical products remains highly uncertain since, in our industry, the majority of compounds discovered do not enter clinical studies and the majority of therapeutic candidates fail to show the human safety and efficacy necessary for regulatory approval and successful commercialization.


Our research and development and marketing efforts are often dependent on corporate collaborators and other third parties who may not devote sufficient time, resources and attention to our programs, which may limit our efforts to successfully develop and market potential products.

     Because we have limited resources, we have entered into a number of agreements with other pharmaceutical companies. These agreements call for our partner to control:

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

     Large and small companies, academic institutions, governmental agencies, and other public and private research organizations conduct research, seek patent protection, and establish collaborative arrangements for product development in competition with us. Products developed by any of these entities may compete directly with those we develop or sell. Many of these companies and institutions have substantially greater capital resources, research and development staffs and facilities than us, and substantially greater experience in conducting clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. These entities represent significant competition for us. In addition, competitors who are developing products for the treatment of neurological or oncological disorders might succeed in developing technologies and products that are more effective than any that we develop or sell or that would render our technology and products obsolete or noncompetitive. Competition and innovation from these or other sources potentially could negatively affect any sales of our current products or any that might be developed or are currently being sold by us or make them obsolete. Advances in current treatment methods also may adversely affect the market for such products.

Our product sales and related financial results will fluctuate and these fluctuations may cause our stock price to fall, especially if they are not anticipated by investors.

     A number of analysts and investors who follow our stock have developed models to attempt to forecast future product sales and have established earnings expectations based upon those models. Forecasting revenue growth is difficult; especially when there is little commercial history and when the level of market acceptance of the product is uncertain. Forecasting is further complicated by the difficulties in estimating stocking levels at pharmaceutical wholesalers and at retail pharmacies and in estimating potential product returns. As a result it is likely that there will be significant fluctuations in revenues, which may not meet with market expectations and which also may adversely affect our stock price. Other factors which cause our financial results to fluctuate unexpectedly include the cost of product sales, achievement and timing of research and development milestones, co-promotion and other collaboration revenues, cost and timing of clinical trials, marketing and other expenses and manufacturing or supply disruption.


We anticipate that we will incur additional losses.

     To date, we have not been profitable and our accumulated deficit was approximately $382 million at September 30, 2000. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from selling, general and administrative costs associated with our operations. We expect to continue to incur losses until such time as product revenue from PROVIGIL or other products and product candidates exceed expenses of operating our business. While we seek to attain profitability, we cannot be sure that we will ever achieve product revenues from PROVIGIL or from any of our other product candidates sufficient for us to attain this objective. We cannot be sure that we or our collaborators will obtain required regulatory approvals, or successfully develop, commercialize, manufacture and market any other product candidates.


The price of our common stock has been and may continue to be highly volatile.

     The market price of our common stock is volatile, and we expect it to continue to be volatile for the foreseeable future. For example, during the period January 1, 2000 through November 6, 2000, our common stock traded at a high price of $83.63 and a low price of $29.88. Negative announcements (such as adverse regulatory decisions, disputes concerning patent or other proprietary rights, or operating results that fall below the market's expectations) could trigger significant declines in the price of our common stock. In addition, external events, such as news concerning our competitors, changes in government regulations that may impact the biotechnology or pharmaceutical industries or flows of investor funds into or out of our industry, also are likely to affect the price of our common stock.


We are involved in legal proceedings that, if adversely adjudicated or settled, could materially impact our financial condition.

     In November 1999, we received a federal grand jury subpoena in connection with an investigation under the supervision of the Office of Consumer Litigation of the U.S. Department of Justice. The grand jury also issued subpoenas to certain of our former and current employees. We believe that the investigation relates to the release of certain lots of MYOTROPHIN used in clinical trials and related reports filed with the FDA during the period 1994-96. We have not been identified as a target of the investigation, and we are cooperating with this inquiry. We cannot predict the outcome of this investigation, but we do not believe it will have a material negative effect on our financial condition or results of operations.

     In August 1999, the U.S. District Court for the Eastern District of Pennsylvania entered a final order approving the settlement of a class action in which plaintiffs alleged that statements made about the results of certain clinical studies of MYOTROPHIN were misleading. A related complaint has been filed with the Court by a small number of plaintiffs who decided not to participate in the settlement. This related complaint alleges that we are liable under common law for misrepresentations concerning the results of the MYOTROPHIN clinical trials, and that we and certain of our current and former officers and directors are liable for the actions of persons who allegedly traded in our common stock on the basis of material inside information. We believe that we have valid defenses to all claims raised in this action. Even if there is a judgment against us in this case, we do not believe it will have a material negative effect on our financial condition or results of operations.


We may never obtain approval to market MYOTROPHIN, it may not be cost-effective to pursue MYOTROPHIN for other indications, and therefore we may never derive revenue from MYOTROPHIN.

     We do not believe that the conditions for regulatory approval of MYOTROPHIN imposed by the FDA can be met without conducting an additional Phase III study, and we have no current plans to conduct such a study. Even if we chose to conduct an additional study, the results of a new study may not be sufficient to obtain regulatory approval. We have discussed with Kyowa Hakko the preliminary results of the clinical study being conducted in Japan and, based upon these discussions, do not believe that the final results of the study will support FDA approval of our pending NDA. If MYOTROPHIN is not approved for the treatment of ALS, then it is unlikely that we would pursue approval for the use of MYOTROPHIN to treat other indications. Additionally, if we do not obtain approval of MYOTROPHIN for ALS or pursue approval for other indications, rights to the product may revert back to CCP.


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


Liquidity and Capital Resources

Cash, cash equivalents, and investments at September 30, 2000 were $127,340,000, representing 68% of total assets.

  The following is a summary of selected cash flow information:

                                                                          Nine Months
                                                                      Ended  September 30,
                                                                      --------------------
                                                                     2000              1999
                                                                     ----              ----
Net cash used for operating activities................        $ (51,950,000)       $  (48,169,000)
Net cash provided by (used for) investing activities..           71,184,000          (120,074,000)
Net cash (used for) provided by financing activities..          (17,539,000)          194,218,000

 Net Cash Used for Operating Activities

 --Operating Cash Inflows

  The following is a summary of the major sources of cash receipts reflected in net cash used for operating activities:

                                                                                  Nine Months
                                                                              Ended September 30,
                                                                              -------------------
                                                                              2000             1999
                                                                              ----             ----
     PROVIGIL sales...............................................      $41,486,000      $16,830,000
     TAP Holdings Inc.............................................        3,608,000        5,260,000
     Abbott Laboratories, Inc.....................................        3,288,000               --
     H. Lundbeck A/S..............................................        3,674,000        3,813,000
     Bristol-Myers Squibb Company.................................          607,000        1,008,000
     Medtronic, Inc...............................................               --        1,015,000
     Interest.....................................................        8,056,000        2,669,000


     We market and sell PROVIGIL tablets in the United States, the United Kingdom and the Republic of Ireland, and we promote the product in Austria and Switzerland under a different tradename. In addition, we market PROVIGIL in Italy with our partner, Dompe S.p.A. At September 30, 2000, $8,260,000 was receivable from U.S. sales of PROVIGIL.

     We have a research and development collaboration with TAP Holdings Inc. to develop and commercialize certain compounds for the treatment of human cancers and prostate disorders in the United States. Under the terms of the agreement, we perform research and preclinical development of these compounds for which we are compensated quarterly by TAP, based on a contract rate per individual assigned to the program for that quarter and reimbursement of certain external costs, all subject to annual budgetary maximums. At September 30, 2000, $776,000 was receivable from TAP.

     The $3,288,000 received from Abbott in the nine months ended September 30, 2000 represents compensation for our GABITRIL sales and marketing efforts from the commencement of the agreement in June 1999 to June 2000.

     In May 1999, we entered into a collaborative agreement with H. Lundbeck A/S to discover, develop and market products to treat neurodegenerative diseases. Included in the payments received from Lundbeck in the nine months ended September 30, 2000 is a license fee of $1,000,000 and reimbursement of research and development costs of $2,674,000. At September 30, 2000, $3,895,000 was receivable from Lundbeck for our research and development efforts.

     The decrease in amounts received from Bristol-Myers in 2000 as compared to 1999 is due to a reduction in STADOL NS sales. Our agreement with Bristol-Myers terminated in September, 2000 with no receivable due at September 30, 2000.

     Under a 1997 agreement with Medtronic, Inc., we co-promoted Intrathecal Baclofen Therapy (ITB(TM)) to neurologists and physiatrists in the United States for the treatment of intractable spasticity. This agreement terminated in April 1999. Under a separate agreement with Medtronic Europe S.A. entered into in March 2000, Cephalon (UK) Limited is copromoting ITB(TM) to neurologists and certain other rehabilitation specialists in the United Kingdom, France and Austria for the treatment of intractable spasticity.

     The increase in interest received in 2000 compared to 1999 was due to both higher average investment balances and higher average rates of return on investments.

   --Operating Cash Outflows

     Operating cash outflows increased in the nine months ended September 30, 2000 as compared to the corresponding period in 1999 as a result of expenditures associated with PROVIGIL, including the commercialization of PROVIGIL in the United States, clinical studies of PROVIGIL in disorders other than narcolepsy, and the purchase of PROVIGIL inventories. Additionally, cash outflows increased over the prior year due to expenditures related to a 36% increase in headcount from period to period, primarily as a result of increases in our sales and marketing group, and as a result of a premium of $5,500,000 associated with the prepayment of the revenue-sharing notes.


Net Cash Provided by (Used for) Investing Activities

     The following is a summary of net cash provided by (used for) investing activities:

                                                                               Nine Months
                                                                           Ended September 30,
                                                                           ------------------
                                                                          2000             1999
                                                                          ----             ----
Purchases of property and equipment..............................  $(5,834,000)      $     (71,000)
Sales and maturities (purchases) of investments, net.............   77,018,000        (120,003,000)
                                                                   -----------       -------------
     Net cash provided by (used for) investing activities........  $71,184,000       $(120,074,000)
                                                                   ===========       =============

     Purchases of property and equipment has increased in 2000 due to the expansion and renovation of our West Chester facility.

     Sales and maturities of investments represent the liquidation of investments. Purchases of investments represent the accumulation of investments.


Net Cash (Used for) Provided by Financing Activities

     The following is a summary of net cash (used for) provided by financing activities:

                                                                                       Nine Months
                                                                                   Ended September 30,
                                                                                   2000            1999
                                                                                   ----            ----
Proceeds from issuance of convertible exchangeable preferred stock....      $        --       $120,352,000
Proceeds from sales of common stock and warrants......................               --         12,000,000
Proceeds from exercises of common stock options and warrants..........        21,349,000        33,197,000
Proceeds from issuance of long-term debt..............................               --         30,000,000
Dividend payments on convertible exchangeable preferred stock.........        (6,797,000)          --
Principal payments on and retirements of long-term debt...............       (32,091,000)       (1,331,000)
                                                                            ------------      ------------
         Net cash (used for) provided by financing activities.........      $(17,539,000)     $194,218,000
                                                                            ============      ============

     During August 1999, we completed a sale of 2,500,000 shares of convertible exchangeable preferred stock at $50 per share. Dividends are cumulative and paid quarterly at an annual rate of $3.625 per share of preferred stock. Preferred dividends totaling $6,797,000 were paid during the nine months ended September 30, 2000.

     In connection with the May 1999 collaborative agreement, Lundbeck purchased 1,000,000 shares of Cephalon's common stock at a price of $12.00 per share, which was the average market price for the five trading days prior to the closing of the agreement.

     During the nine months ended September 30, 2000, we received proceeds of $21,349,000 from the exercise of approximately 2,328,000 common stock options and warrants. At September 30, 2000, 4,269,000 common stock options and warrants remained outstanding. The extent and timing of future warrant and option exercises, if any, are primarily dependent upon the market price of Cephalon's common stock, as well as the exercise prices and expiration dates of the warrants and options.

     Proceeds from the issuance of long-term debt for the nine months ended September 30, 1999 consist of a private placement of $30,000,000 of revenue-sharing notes. These notes were repaid in the first quarter of 2000.

     Principal payments on and retirements of long-term debt include payments on the revenue-sharing notes described above, as well as, on mortgage loans and capital lease obligations.

   --Cash and Funding Requirements Outlook

     We believe that our cash and investment balance as of September 30, 2000 will be adequate to fund our expected level of operations for at least the next several years.

     We expect cash flow from operating activities to continue to be negative until sales from PROVIGIL and our other marketed products generate cash inflows in excess of the level of cash outflows from operations. We cannot accurately predict the effect of certain developments on product sales such as the degree of market acceptance of our products, competition, the effectiveness of our sales and marketing efforts and our ability to demonstrate the utility of our products in indications beyond those already included in the FDA approved label. Cash inflows also include receipts from our collaborative research and development agreements and from co-promotion agreements. The continuation of funding under any of these agreements is subject to the achievement of certain milestones and periodic review by the parties involved.

     We expect our cash requirements to increase for the next several years due to efforts associated with the commercialization of our products, including sales and marketing activities, building inventory and conducting clinical studies in disorders beyond those already included in the FDA approved label.

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

     Additionally, we also will require substantial funds to:

     .    pay quarterly convertible exchangeable preferred stock dividends;
     .    make royalty payments to Laboratoire L. Lafon on net sales of
          PROVIGIL;
     . pay $6.6 million to the holders of the revenue sharing notes in exchange for their agreement to relinquish royalty payments on U.S. net sales of PROVIGIL occurring after December 31, 2000;
     . obtain additional product rights through licensing or acquisition (including payments to Abbott associated with the acquisition of all U.S. product rights to GABITRIL);
     .    pay transaction costs associated with the acquisition of Anesta;
     . expand our marketing, manufacturing and distribution arrangements for PROVIGIL, ACTIQ and GABITRIL.

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

     We have a contractual option to purchase all of the limited partnership interests of CCP. To exercise this purchase option, we are required to make an advance payment of $40,275,000 in cash or, at our election, shares of common stock with a value of $42,369,000 or a combination thereof. The purchase option will become exercisable upon the occurrence of certain events once sales activity commences. Should we discontinue development of MYOTROPHIN or if we do not exercise the purchase option, our license will terminate and all rights to manufacture or market MYOTROPHIN in the United States, Canada and Europe will revert to CCP, which may then commercialize MYOTROPHIN itself or license or assign its rights to a third party. In that event, we would not receive any benefits from such commercialization, license or assignment of rights.

Results of Operations

     This section should be read in conjunction with the more detailed discussion under "Liquidity and Capital Resources."

     The following table is a summary of revenues and expenses for the three and nine months ended September 30, 2000 and 1999:

                                                                    Three Months                           Nine Months
                                                                 Ended September 30,                   Ended September 30,
                                                                 -------------------                   -------------------
                                                                                       %                                     %
                                                           2000         1999         change       2000          1999       change
                                                           ----         ----         ------       ----          ----       ------
Product sales, net  - PROVIGIL........................  $19,213,000  $ 7,865,000      144%     $47,963,000    $15,117,000     217%
Other revenues........................................    3,407,000    3,691,000       (8%)     12,663,000     11,418,000      11%
Cost of product sales - PROVIGIL......................    4,111,000      874,000      370%       9,185,000      1,713,000     436%
Research and development expenses.....................   16,217,000   11,207,000       45%      43,594,000     31,359,000      39%
Selling, general and administrative expenses..........   14,509,000   12,331,000       18%      43,226,000     36,111,000      20%
Other income (expense), net...........................      429,000     (556,000)     177%       7,190,000     (2,206,000)    426%
Convertible exchangeable preferred stock dividends....    2,266,000    1,107,000      105%       6,797,000      1,107,000     514%

PROVIGIL

     Product sales are recognized upon shipment of product and are recorded net of reserves for returns and allowances. We market and sell PROVIGIL tablets in the United States, the United Kingdom and the Republic of Ireland, and we promote the product in Austria and Switzerland under a different tradename. In addition, we market PROVIGIL in Italy with our partner, Dompe S.p.A.

     Product sales of PROVIGIL were accounted for as follows:

                                                           For the three months ended           For the nine months ended
                                                                    September 30,                        September 30,
                                                                    ------------                         ------------
                                                               2000              1999               2000              1999
                                                           -----------        ----------        -----------       -----------
Gross product sales of PROVIGIL                            $19,301,000        $8,233,000        $46,619,000       $20,515,000
Adjustment to the reserve for returns and allowances           (88,000)         (368,000)         1,344,000        (5,398,000)
                                                           -----------        ----------        -----------       -----------
Net product sales of PROVIGIL                              $19,213,000        $7,865,000        $47,963,000       $15,117,000
                                                           ===========        ==========        ===========       ===========

     Four pharmaceutical wholesalers accounted for 87% of U.S. gross product sales of PROVIGIL during the nine months ended September 30, 2000.

     At September 30, 2000, the balance in the reserve for returns and allowances was $2,861,000. Of this amount $1,944,000 was reserved for product returns at September 30, 2000 compared with a balance of $2,706,000 and $5,169,000 at June 30, 2000 and December 31, 1999, respectively. Our return reserve calculation is based upon inventory levels at the wholesalers and at the retail pharmacies, as well as product reorder history as measured at each reporting period. The reserve balance is directly affected by product movement through the supply chain or changes in wholesaler and retailer inventory levels. To date, returns against the reserve have been negligible. Should this trend continue, we would expect to reverse a significant portion of our remaining reserve during the fourth quarter of 2000.

     For the three and nine months ended September 30, 2000, cost of product sales was 21% and 19%, respectively. For both the three and nine months ended September 30, 1999, cost of product sales was 11% of sales and consisted primarily of royalties and supply payments due to Lafon. All of the PROVIGIL sold in the United States during 1999 was produced prior to its December 1998 FDA approval and, in accordance with Statement of Financial Accounting Standards No. 2 "Accounting for Research and Development Costs," the costs of producing that material were recorded as research and development expense in prior periods.


Three months ended September 30, 2000 compared to the three months ended September 30, 1999

     Other revenues decreased in the three months ended September 30, 2000 from the 1999 period due primarily to a decrease in reimbursable expenses incurred under our collaboration agreement with TAP offset in part by increases in revenue received from our collaboration agreements with Lundbeck and Schwarz Pharma AG.

     For the three months ended September 30, 2000, research and development expenses increased from the same 1999 period due primarily to expenditures associated with an increase in headcount and other compensation costs, expenditures associated primarily with clinical studies of PROVIGIL in areas other than narcolepsy and increases related to drug development and manufacturing costs in other research and development programs.

     The increase in selling, general and administrative expense for the three months ended September 30, 2000 as compared to the corresponding 1999 period was due primarily to increases in our field sales force and to marketing expenses associated with the commercialization of PROVIGIL.

     Other income, net increased by $1.0 million for the three months ended September 30, 2000 mainly due to increased interest income attributable to both higher average investment balances and higher average rates of return on investments, as well as, to a decrease in interest expense due to lower outstanding debt balances. Partially offsetting the increase in other income was an increase in the exchange rate loss of $0.6 million in 2000 due to a decline in currency exchange value of the Pound Sterling (GBP) relative to both the U.S. dollar and to our other foreign operations' currencies that are remeasured into the GBP for financial reporting purposes.

     Preferred dividends of approximately $2.3 million were recognized in the third quarter of 2000 in connection with the August 1999 private offering of 2,500,000 shares of convertible exchangeable preferred stock.


Nine months ended September 30, 2000 compared to the nine months ended September 30, 1999

     Other revenues increased in the nine months ended September 30, 2000 from the 1999 period due primarily to revenue recognized under our collaboration agreement with Lundbeck which was initiated in May 1999 and revenue recognized under our collaboration agreement with Abbott which was entered into in June 1999. This increase was partially offset by a decrease in revenue recognized under the U.S. Medtronic co-promotion agreement which terminated in April 1999, a decrease in reimbursable expenses incurred under our collaboration agreement with TAP and from a decrease in revenue recognized from Kyowa Hakko as a result of the completion of the MYOTROPHIN clinical studies being conducted by Kyowa Hakko in Japan.

     For the nine months ended September 30, 2000, research and development expenses increased from the same 1999 period due primarily to expenditures associated with an increase in headcount and other compensation costs, an increase in drug development and manufacturing costs in other research and development programs, and from increased expenditures associated primarily with clinical development studies of PROVIGIL in areas other than narcolepsy.

     The increase in the selling, general and administrative expense for the nine months ended September 30, 2000 as compared to the corresponding 1999 period was due primarily to marketing expenses associated with the commercialization of PROVIGIL and our collaboration agreement with Abbott to market GABITRIL and an increase in the size of our sales force to fully support both PROVIGIL and GABITRIL. This increase was partially offset by the recording of a $4,300,000 provision in the first quarter of 1999 associated with the settlement of the then-current securities litigation.

     Other income, net increased by $9.4 million in 2000 mainly due to increased interest income of $8.5 million effected in part by the recognition of $4,008,000 of interest income associated with the Commonwealth of Pennsylvania waiving an interest rate penalty on a loan used to finance the purchase of our West Chester facilities. In addition, interest income increased due to both higher average investment balances and higher average rates of return on investments. Interest expense decreased by $2.4 million in 2000 due to the retirement in the first quarter of 2000 of the revenue-sharing notes. Partially offsetting the increase in other income was an increase in the exchange rate loss of $1.4 million in 2000 due to a decline in currency exchange value of the pound Sterling (GBP) relative to both the U. S. dollar and to our other foreign operations' currencies that are remeasured into the GBP for financial reporting purposes.

     Preferred dividends totaling approximately $6.8 million were recognized to date in 2000 in connection with the August 1999 private offering of 2,500,000 shares of convertible exchangeable preferred stock.


SUBSEQUENT EVENTS

  Revenue Sharing Notes

     In February 1999 we completed a private placement of $30,000,000 of revenue-sharing notes. The notes were retired in the first quarter of 2000 for an aggregate cash payment of $35,500,000. However, the former holders of the notes were to receive a payment of 6% of U.S. net sales of PROVIGIL through December 31, 2001. Under an amendment dated October 31, 2000, the Company agreed to pay the noteholders $6.6 million in cash and, in exchange, the noteholders agreed to relinquish royalty payments on all PROVIGIL net sales occurring after December 31, 2000.

  Transfer of GABITRIL Product Rights

    On November 2, 2000 Cephalon and Abbott announced that, subject to the approval of regulatory authorities, Abbott will transfer to Cephalon its U.S. product rights to GABITRIL(R) (tiagabine hydrochloride), an anti-epileptic product. The agreement gives Cephalon the exclusive rights to manufacture, market, sell and further develop the drug in the United States. Under the terms of the agreement, Cephalon will pay Abbott $100 million over the next four years, and also will make an additional payment if Abbott obtains an extension of the composition patent covering the active drug substance contained in GABITRIL. Abbott will continue to manufacture GABITRIL for Cephalon under a tolling agreement, although Cephalon intends to assume direct responsibility for manufacturing within the next several years.

   Anesta Acquisition

     On October 10, 2000, Cephalon and Anesta Corp. completed a merger under which Cephalon acquired all of the outstanding shares of Anesta in a tax-free, stock-for-stock transaction. Under the terms of the merger agreement, each stockholder of Anesta received 0.4765 shares of Cephalon stock for each share of Anesta stock. The merger has been accounted for using the pooling-of-interests method of accounting and accordingly, all prior period consolidated statements have been restated to include Cephalon's and Anesta's combined results of operations, financial position and cash flows. In connection with the merger, we expect to record a non-recurring charge of approximately $12.0 million in the fourth quarter of 2000 for transaction costs, including investment banking, legal and accounting fees, and for other estimated costs associated with the merger. The table below reflects unaudited pro forma combined results of Cephalon and Anesta for the three and nine months ended September 30, 2000 and 1999. The balance sheet data presented below is as of September 30, 2000 and December 31, 1999.

Pro Forma Combined Statement of Operations Data:                            (In thousands except per share data)
                                                                  Three Months Ended                     Nine Months Ended
                                                                     September 30,                          September 30,
                                                                     -----------                            -----------
Revenues:                                                        2000               1999                2000               1999
                                                                 ----               ----                ----               ----
    Product sales - PROVIGIL                                $  19,213          $   7,865           $  47,963           $  15,117
    Product sales - ACTIQ                                       5,052                525               9,045               1,653
    Other revenues                                              3,500              5,258              13,434              13,636
                                                            ---------          ---------           ---------           ---------
                                                               27,765             13,648              70,442              30,406
                                                            ---------          ---------           ---------           ---------
Costs and Expenses:
   Cost of product sales                                        5,277                988              11,374               2,198
   Research and development                                    18,690             13,572              51,232              38,559
   Selling, general and administrative                         20,035             14,984              58,453              42,826
                                                            ---------          ---------           ---------           ---------
                                                               44,002             29,544             121,059              83,583
                                                            ---------          ---------           ---------           ---------

Loss from operations                                          (16,237)           (15,896)            (50,617)            (53,177)

Other income, net                                                 890                341               9,236                 740
                                                            ---------          ---------           ---------           ---------
Loss before provision for income taxes                        (15,347)           (15,555)            (41,381)            (52,437)

Benefit (provision) for income taxes                               26                 (4)                 (5)                (19)

Loss                                                          (15,321)           (15,559)            (41,386)            (52,456)

Dividends on convertible exchangeable preferred stock          (2,266)            (1,107)             (6,797)             (1,107)
                                                            ---------          ---------           ---------           ---------
Loss applicable to common shares                             ($17,587)          ($16,666)           ($48,183)           ($53,563)
                                                            =========          =========           =========           =========
Basic and diluted loss per common share                        ($0.43)            ($0.45)             ($1.21)             ($1.51)
                                                            =========          =========           =========           =========
Weighted average number of
    shares outstanding                                         41,298             37,058              39,893              35,472
                                                            =========          =========           =========           =========

                                               September 30,         December 31,
Pro Forma Combined Balance Sheet Data:             2000                 1999
                                                   ----                 ----
Cash, cash equivalents and investments        $ 163,118            $ 272,340
Total assets                                    257,280              312,262
Long-term debt                                   17,224               47,940
Accumulated deficit                            (453,486)            (414,302)
Stockholders' equity                            212,543              221,783

The following discussion addresses changes in the pro forma combined results of operations of Cephalon and Anesta.


Three months ended September 30, 2000 compared to the three months ended September 30, 1999

     Total revenue from product sales increased by $15.9 million or approximately 189%. Sales of PROVIGIL increased by $11.3 million or approximately 144% due principally to higher U.S. sales and to increased promotion and marketing activity in Switzerland, Austria and through our partner Dompe S.p.A. in Italy. Sales of ACTIQ increased by $4.5 million or approximately 862% due to increased U.S. market penetration, increased promotional activity, and the financial effect of reacquiring ACTIQ product marketing rights from Abbott.

     Other revenues decreased by $1.8 million, or approximately 33%, due principally to our receipt in 1999 of a non-recurring license payment from Elan which was offset in part by increased revenue from collaborative agreements with Lundbeck and Schwarz Pharma.

     Research and development expense increased by $5.1 million or approximately 38% for the three months ended September 30, 2000, as compared to the same period in 1999, due principally to increases in headcount and compensation costs, expenditures associated primarily with clinical development studies of PROVIGIL in areas other than narcolepsy, and increases associated with drug development and manufacturing costs in our other research and development programs.

     Selling, general and administrative expense increased by $5.1 million or approximately 34% for the three months ended September 30, 2000 due mainly to increases in the size of our field sales forces and to marketing expenses associated with the commercialization of PROVIGIL and ACTIQ.

     Other income, net increased by $0.5 million for the three months ended September 30, 2000 due to a decrease in interest expense resulting from lower debt balances outstanding. Partially offsetting the increase in other income was an increase in the exchange rate loss of $0.6 million in 2000 due to a decline in the currency exchange value of the Pound Sterling (GBP) relative to both the U.S. dollar and to our other foreign operations' currencies that are remeasured into the GBP for financial reporting purposes.

     Preferred dividends of approximately $2.3 million were recognized in the third quarter of 2000 in connection with the August 1999 private offering of 2,500,000 shares of convertible exchangeable preferred stock.


Nine months ended September 30, 2000 compared to the nine months ended September 30, 1999

     Total revenue from product sales increased by $40.2 million or approximately 240%. Sales of PROVIGIL increased by $32.8 million or approximately 217% due mainly to higher U.S. sales and to increased promotion and marketing activity in Switzerland and Austria, and in Italy through our partner Dompe S.p.A. Sales of ACTIQ increased by $7.4 million or approximately 447%, principally due to the financial effect of reacquiring ACTIQ marketing rights from Abbott, as well as to the effect of having an additional three months sales in 2000 as compared to the same period in 1999, and an overall product sales increase due to expanded product marketing and promotion efforts.

     Research and development expense increased by $12.7 million or approximately 33% for the nine months ended September 30, 2000 as compared to the same period in 1999, due principally to increases in headcount and compensation costs, expenditures associated primarily with clinical development studies of PROVIGIL in areas other than narcolepsy, and increases related to drug development and manufacturing costs in other research and development programs.

     Selling, general and administrative expense increased by $15.6 million or approximately 36% for the nine months ended September 30, 2000, due principally to the expansion of the field sales force and to marketing expenses associated with the commercialization of PROVIGIL and ACTIQ.

     Other income, net increased by $8.5 million in 2000 due principally to increased interest income of $7.6 million resulting from the recognition of $4,008,000 of interest income associated with the Commonwealth of Pennsylvania waiving an interest rate penalty on a loan used to finance the purchase of our West Chester facilities. In addition, interest income increased due to both higher average investment balances and higher average rates of return on investments. Interest expense also decreased by $2.4 million in 2000 due to the retirement in the first quarter of 2000 of the revenue-sharing notes. Partially offsetting the increase in other income was an increase in the exchange rate loss of $1.4 million in 2000 due to a decline in currency exchange value of the Pound Sterling (GBP) relative to both the U. S. dollar and to our other foreign operations' currencies that are remeasured into the GBP for financial reporting purposes.

     Preferred dividends totaling $6.8 million were recognized to date in 2000 in connection with the August 1999 private offering of 2,500,000 shares of convertible exchangeable preferred stock.


Results of operations outlook

     We expect to continue to incur operating losses unless and until sales of PROVIGIL, ACTIQ and GABITRIL and other revenues exceed operating expenses. We expect that sales of our products may be limited since we can only market them to treat disorders within their individual FDA approved labels, all of which represent relatively small patient populations. We may never be able to achieve profitability solely through sales of our products.

     Other revenues include revenue recognized under collaborative research and development agreements and co-promotion agreements. The continuation of any of these agreements is subject to the achievement of certain milestones and periodic review by the parties involved.

     We expect to continue to incur significant expenditures associated with the commercialization of our products in the United States, including sales and marketing activities, and conducting clinical trials with PROVIGIL, ACTIQ and GABITRIL beyond those currently approved in their respective labels.

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

     .  product sales and cost of product sales;

     .  achievement and timing of research and development milestones;

     .  co-promotion and other collaboration revenues;

     .  cost and timing of clinical trials; and

     .  marketing and other expenses.

     Additionally in the fourth quarter of 2000, we expect to incur certain one-time charges including:

     . approximately $12.0 million for transaction costs, including investment banking, legal and accounting fees, and for other estimated costs associated with the Anesta acquisition;

     . $6.6 million to eliminate royalty payments on PROVIGIL U.S. net sales occurring after December 31, 2000 to the holders of the revenue-sharing notes; and

     . charges for the purchase of in-process research and development associated with the transfer of U.S. product rights for GABITRIL from Abbott to Cephalon.

     In connection with the issuance in December 1999 of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," or SAB 101, we expect that we will be required to defer non-refundable license fees recorded in prior periods and recognize the related revenue over future periods. The SEC has extended the implementation date of SAB 101 until the fourth quarter of fiscal years beginning after December 15, 1999. In accordance with SAB 101, we expect to report a change in accounting principle and to record the impact of this change as a cumulative effect in our statement of operations in the fourth quarter of 2000.

     We do not believe that inflation has had a material impact on the results of our operations since our inception.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     There have been no material changes in quantitative and qualitative market risk from the disclosure included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

     PART II - OTHER  INFORMATION
     ----------------------------

Item 1.  Legal Proceedings

         The information set forth in Footnote 3 to the Notes to Consolidated Financial Statements included herein is hereby incorporated by reference.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

                 Exhibit
                   No.            Description of Exhibit
                   ---            ----------------------

                   27.1           Financial Data Schedule

              ___________________


         (b)  Reports on Form 8-K:

                    During the third quarter of 2000, the Registrant filed the following Current Reports on Form 8-K:

              (i) On July 21, 2000, Cephalon, Inc. filed the Agreement and Plan of Merger by and among Anesta Corp., a Delaware corporation, C Merger Sub, Inc., a Delaware corporation, and Cephalon, a Delaware corporation dated as of July 17, 2000.
              (ii) On July 31, 2000, Cephalon, Inc. filed the Press Release dated thereon relating to the results of a clinical study that showed PROVIGIL to have no benefit in reducing the symptoms of attention deficit hyperactivity disorder (ADHD) in adults as measured by the DSM-IV ADHD Rating Scale.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CEPHALON, INC.
                              (Registrant)


November 14, 2000             By /s/  Frank Baldino, Jr.
                                 -----------------------------

                              Frank Baldino, Jr., Ph.D.
                              Chairman and Chief Executive Officer
                              (Principal executive officer)


                              By  /s/ J. Kevin Buchi
                                  -------------------------

                              J. Kevin Buchi
                              Senior Vice President and Chief Financial Officer (Principal financial and accounting officer)