Form 10-K405
period 2000-12-31
CEPHALON INC
filed 2001-03-30
CIK 873364

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                       OR

  [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from    to
                         Commission File Number 0-19119

                                 Cephalon, Inc.
             (Exact name of registrant as specified in its charter)

               Delaware                             23-2484489
                                       (I.R.S. Employer Identification No.)
   (State or other jurisdiction of
    Incorporation or Organization)


       145 Brandywine Parkway,
      West Chester, Pennsylvania                    19380-4245
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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X]. No [_].

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $1,323,716,424. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the Nasdaq National Market on March 19, 2001. For purposes of making this calculation only, the registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than ten percent of the Common Stock of the Company.

   The number of shares of the registrant's Common Stock outstanding as of March 19, 2001 was 43,090,375.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive proxy statement for its 2001 annual meeting of stockholders are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

 ITEM 1.  Business.......................................................     3
 ITEM 2.  Properties.....................................................    20
 ITEM 3.  Legal Proceedings..............................................    20
 ITEM 4.  Submission of Matters to a Vote of Security Holders............    20

                                    PART II

 ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.......................................................    21
 ITEM 6.  Selected Consolidated Financial Data...........................    22
 ITEM 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................    23
 ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk......    37
 ITEM 8.  Financial Statements and Supplementary Data....................    38
 ITEM 9.  Changes In and Disagreements with Accountants on Accounting and
           Financial Disclosure..........................................    60

                                    PART III

 ITEM 10. Directors and Executive Officers of the Registrant.............    61
 ITEM 11. Executive Compensation.........................................    62
 ITEM 12. Security Ownership of Certain Beneficial Owners and
           Management....................................................    62
 ITEM 13. Certain Relationships and Related Transactions.................    62

                                    PART IV

 ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-
           K.............................................................    63
 SIGNATURES...............................................................  70

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

  Cephalon is an international biopharmaceutical company focused on the discovery, development and marketing of products to treat sleep disorders, neurological disorders, cancer and pain. In addition to an active research and development program, we market three products in the United States and eight products in various countries in Europe.

  In the United States, we maintain our corporate and research and development headquarters and market three products: PROVIGIL(R) (modafinil) Tablets [C-IV] for treating excessive daytime sleepiness associated with narcolepsy, ACTIQ(R) (oral transmucosal fentanyl citrate) [C-II] for the management of breakthrough cancer pain in opioid tolerant patients and GABITRIL(R) (tiagabine hydrochloride) for the treatment of partial seizures associated with epilepsy. We market these products through our two specialty sales forces: the first, numbering approximately 130 representatives, details PROVIGIL and GABITRIL to neurologists, psychiatrists and sleep specialists; the second, numbering approximately 50 representatives, details ACTIQ to oncologists and pain specialists.

  In the United Kingdom, we market PROVIGIL and five other products, including TEGRETOL(R) (carbamazepine), a treatment for epilepsy and RITALIN(R) (methylphenidate), a treatment for attention deficit hyperactivity disorder
(ADHD). We also market other products in France, Germany, Austria and Switzerland. In support of our European sales and marketing efforts, we have established a European sales and marketing organization comprised of approximately 30 persons.

  Much of our research and development is focused on expanding the uses for PROVIGIL, ACTIQ and GABITRIL. We have an ongoing clinical program to explore the utility of PROVIGIL in treating excessive daytime sleepiness and fatigue associated with disorders other than narcolepsy as well as to explore its utility in the treatment of certain psychiatric disorders. We have completed initial clinical studies of PROVIGIL in patients suffering from fatigue associated with multiple sclerosis, in patients suffering from excessive daytime sleepiness due to obstructive sleep apnea, and in patients suffering from tiredness and decreased alertness in a simulated shift work environment. Based on positive results obtained in such studies and with the objective of marketing PROVIGIL to a broader population suffering from excessive sleepiness, we have initiated two additional studies to investigate the use of PROVIGIL to treat excessive sleepiness in patients with obstructive sleep apnea and in shift workers. We also are conducting a number of exploratory studies with all three products to determine additional populations of patients who could benefit from therapy with these products.

  In addition to our clinical programs focused on our marketed products, we have other significant research programs that seek to discover and develop treatments for neurological and oncological disorders. With respect to neurology, we have a program with a molecule, CEP-1347, that we are preparing to enter into Phase 2 clinical studies for the treatment of Parkinson's disease. In the cancer area, we have a program with a lead molecule, CEP-701, that is currently in Phase 2 clinical studies to treat prostate and pancreatic cancer, and a program with a molecule in late preclinical studies for the treatment of solid tumors. As part of our corporate strategy, we seek to share the risk of our research and development activities with corporate partners and, to that end, we have entered into a number of agreements to share the costs of developing and commercializing these compounds.

U.S. COMMERCIAL OPERATIONS

  In the United States, we market PROVIGIL, ACTIQ and GABITRIL. For the year ended December 31, 2000, the U.S. revenues from these products accounted for approximately 97% of our total product sales revenues.

PROVIGIL

  The FDA approved PROVIGIL for the treatment of excessive daytime sleepiness associated with narcolepsy in December 1998 and we launched the product in the United States in February 1999. PROVIGIL is currently supported by a dedicated sales force of approximately 130 representatives. We exclusively licensed the rights to develop, market and sell PROVIGIL in the United States from Laboratoire L. Lafon, a French pharmaceutical company. We also obtained exclusive rights in Italy, Japan, Latin America, the Republic of Ireland, the United Kingdom and several countries in Asia. Under the agreements, Lafon supplies bulk modafinil compound, the active drug substance in PROVIGIL, for our commercial use at a purchase price equal to a percentage of net sales. We also pay trademark and license royalties to Lafon, which also are calculated as a percentage of net product sales.

 Narcolepsy

  Narcolepsy is a debilitating, lifelong disorder that often originates in late childhood. Its most notable symptom is an uncontrollable propensity to fall asleep during the day. There is no cure for narcolepsy, which is estimated to affect over 125,000 people in the United States, of which approximately 50,000 are believed to currently seek treatment from a physician.

  We conducted two Phase 3, double-blind, placebo-controlled, nine-week multi-center studies of PROVIGIL with more than 550 patients who met the American Sleep Disorders Association criteria for narcolepsy. Subjects in both studies were randomized to a daily dose of PROVIGIL 200 mg, PROVIGIL 400 mg, or placebo. Both studies demonstrated improvement in objective and subjective measures of excessive daytime sleepiness for both the 200 mg and 400 mg doses compared to placebo. PROVIGIL was found to be generally well tolerated, with a low incidence of adverse events relative to placebo. Most adverse events were mild to moderate; the most commonly observed were headache, infection, nausea, nervousness, anxiety, and insomnia. No specific symptoms of withdrawal were observed after discontinuation of therapy with PROVIGIL. The FDA approved dosing is 200 mg once daily.

 Market expansion strategies

  Due to the efficacy of PROVIGIL in reducing excessive daytime sleepiness associated with narcolepsy and the results of already completed clinical trials, we believe that PROVIGIL may be useful in treating sleepiness and fatigue in disorders other than narcolepsy. The main focus of our ongoing clinical program is to explore more broadly the potential use of PROVIGIL in treating excessive sleepiness that may be caused by a variety of neurological and clinical conditions. We also are conducting additional exploratory studies in patients suffering from other disorders that have fatigue as a significant symptom and in a number of psychiatric disorders, including the chronic fatigue often experienced by patients suffering from multiple sclerosis. We cannot be sure that we will receive regulatory approval for any indication beyond the current label of excessive daytime sleepiness associated with narcolepsy. Under current FDA regulations, we are limited in our ability to promote PROVIGIL outside its approved use.

  Excessive daytime sleepiness may be caused by a number of clinical conditions in addition to narcolepsy. For example, patients who suffer from obstructive sleep apnea are often tired during the day as a result of disturbed nighttime sleep. In addition, excessive sleepiness is a significant side effect of many pain medications and medications that are prescribed for neurological conditions such as Parkinson's disease. Finally, many people have work schedules that conflict with their normal circadian rhythm. Nightshift workers or people experiencing jet lag often are tired and suffer from impaired performance, even if they sleep a normal amount of time. According to the National Sleep Foundation, 40 million Americans suffer from excessive sleepiness generally. Clinical studies have been conducted in patients suffering from obstructive sleep apnea, Parkinson's disease and sleep deprivation, as well as in shift workers, that have shown that PROVIGIL may be useful in alleviating the excessive sleepiness in these patients. We are conducting additional clinical studies, specifically in patients suffering from obstructive sleep apnea and in shift workers, with the objective of filing a supplemental new drug application (sNDA) with the FDA that, if approved, might expand the approved uses of PROVIGIL to include all patients suffering from excessive daytime sleepiness resulting from a clinical condition. We cannot be sure that the studies we are conducting will have a positive outcome or that the FDA will grant any request to expand the approved use of PROVIGIL.

  We also are interested in exploring the utility of PROVIGIL in areas beyond excessive daytime sleepiness, especially fatigue associated with multiple sclerosis and certain psychiatric disorders. We have completed a placebo-controlled study in patients suffering from fatigue associated with multiple sclerosis that showed that 200 mg of PROVIGIL reduced fatigue in those patients. This reduction was statistically significant as measured by several validated fatigue rating scales. The most commonly reported side effects in this study potentially attributable to the drug were nausea, dry mouth, headache and diarrhea. Approximately 80% of the 250,000-350,000 people with multiple sclerosis experience fatigue caused either by their disease or the therapeutics used to treat it. In many multiple sclerosis patients, fatigue may be the most prominent and disabling symptom. In another study involving the use of PROVIGIL in adults with ADHD, there was no benefit shown in reducing the symptoms of ADHD compared to placebo, as measured by an ADHD rating scale. During 2001, we expect to conduct a number of pilot studies to examine whether PROVIGIL is useful in the treatment of psychiatric and other disorders, but these studies have not been designed and will not alone be sufficient to permit the expansion of the label to include any such indications.

ACTIQ

  In October 2000, we acquired worldwide product rights to ACTIQ through a stock-for-stock merger with Anesta Corp. of Salt Lake City, Utah in a transaction accounted for as a pooling-of-interests. The FDA approved ACTIQ in November 1998 for the management of breakthrough cancer pain in opioid tolerant patients, and ACTIQ was launched in the United States in March 1999. At launch, Abbott Laboratories manufactured and marketed ACTIQ; in March 2000, Abbott relinquished U.S. marketing rights to the product, although it continues to manufacture ACTIQ for us in the United States. In February 2001, we completed the hiring and training of an approximately 50 person sales team that is responsible for detailing ACTIQ to pain specialists and oncologists in the United States.

  ACTIQ uses our proprietary oral transmucosal delivery system (OTS(TM)), to deliver fentanyl citrate, a powerful, Schedule II opioid analgesic. Our OTS consists of a drug matrix that is mounted on a handle. The OTS is designed to achieve rapid absorption of certain potent drugs through the oral mucosa, the lining of the mouth, and into the bloodstream, producing rapid onset of the desired therapeutic effect. With ACTIQ, our OTS allows the caregiver or patient to monitor the onset of pain relief and to remove the unit and stop administration of the drug once the desired therapeutic effect has been achieved or side effects appear.

 Breakthrough Cancer Pain

  One of the most challenging components of cancer pain is breakthrough pain. Breakthrough pain is a sporadic flare of severe pain that "breaks through" the medication being used by patients to control their chronic pain. Breakthrough pain may be related to a specific activity or may occur spontaneously and be totally unpredictable. Breakthrough cancer pain typically develops rapidly and often reaches maximum intensity in three to ten minutes. It has a variable duration of 30 minutes to several hours. These episodes can be extremely painful and debilitating.

  Cancer patients who suffer from breakthrough pain may suffer one to four episodes every day. Opioid tablets, capsules and elixirs are not optimal to treat breakthrough cancer pain because they typically require 30 minutes or more to produce pain relief. Physicians can attempt to manage breakthrough pain by increasing the dose of the around-the-clock, long-acting opioid analgesic until the patient no longer experiences breakthrough pain. However, this approach frequently leads to over-medication and an increase in undesirable side effects such as drowsiness or severe constipation. Patients and their physicians often are forced to balance effective pain relief against the side effects associated with higher opioid doses.

  The proposed treatment plan for using ACTIQ for breakthrough cancer pain is consistent with current clinical practice guidelines. Physicians prescribe an around-the-clock opioid analgesic for persistent cancer pain, using conventional products such as sustained-release morphine tablets or fentanyl transdermal patches. Patients are instructed to use ACTIQ when they feel the onset of breakthrough cancer pain. As the drug matrix dissolves, the fentanyl citrate is released for rapid absorption through the mucosal tissues into the blood stream and slower, more prolonged absorption through the GI tract. Pain relief may begin in 15 minutes with maximal effect occurring in 45 minutes in some patients. ACTIQ is available in six dosage strengths. We recommend that all patients start at the lowest dosage level (200 g) and increase to higher dosage strengths as necessary to achieve therapeutic effect without triggering unacceptable side effects.

  Other than ACTIQ, the only currently available treatments that adequately match the rapid onset of pain relief to the rapid onset of breakthrough cancer pain are intravenous or subcutaneous infusions or intramuscular injections of potent opioids. In many settings, infusions or injections are unacceptable because they are invasive, uncomfortable, inconvenient for patients and caregivers, and more costly than less invasive methods. We believe that approximately 800,000 patients, or more than half of all cancer patients in the United States who experience moderate to severe pain, suffer from breakthrough pain.

  The marketing of ACTIQ is accompanied by a comprehensive risk management program of educational and safe use messages, which inform health care professionals, patients and their families of proper use, storage, handling and disposal of the product. This program is designed to address three potential risk situations: accidental ingestion by children, improper patient selection, and diversion and abuse. The greatest risk of improper use of ACTIQ is the potential for respiratory depression, which could be life threatening. As with all strong pain medicines, steps must be taken to prevent access to ACTIQ by anyone other than the person for whom the product was prescribed.

 Market expansion strategies

  As discussed above, ACTIQ is indicated only for the management of breakthrough cancer pain in opioid tolerant patients. However, we believe that it may be effective in the management of breakthrough pain associated with other illnesses and conditions, and we are exploring regulatory requirements to expand the label to cover such use.

GABITRIL

  The FDA approved GABITRIL in September 1997 for the treatment of partial seizures associated with epilepsy and GABITRIL was launched in the United States in 1998. The product is currently supported by a sales force of approximately 130 representatives who also support PROVIGIL. Effective January 1, 2001, we acquired all U.S. rights to GABITRIL from Abbott Laboratories in exchange for payments totaling $100 million over five years. We will also make an additional payment to Abbott if it obtains an extension of the composition patent covering the active drug substance contained in GABITRIL.

  GABITRIL is a selective GABA re-uptake inhibitor that is used as adjunctive therapy in the treatment of partial seizures in epileptic patients. The pharmaceutical market for the treatment of epileptic patients is generally well served, with a number of available therapeutics, several of which are new entrants to the market. Growth of pharmaceutical products in this market tends to be slow both because of the number of therapies available and also because physicians are unlikely to change the medication of a patient whose condition is well controlled.

 Epilepsy

  Epilepsy is a chronic disorder characterized by seizures that cause sudden, involuntary, time limited alteration in behavior including changes in motor activities, autonomic functions, consciousness, or sensations, and accompanied by an abnormal electrical discharge in the brain. A partial seizure arises from a disorder emanating from a distinct, identifiable region of the brain and produces a given set of symptoms depending on the area of onset. A general seizure arises from a general dysfunction of biochemical mechanisms throughout the brain and may produce different types of convulsions. Epilepsy usually begins in early childhood, but can appear at any time during an individual's lifespan. It is estimated that more than 2 million Americans suffer from epilepsy, of which approximately 1.4 million are treated by physicians.

 Market expansion strategies

  We intend to conduct pilot clinical studies with GABITRIL in several neuro-psychological conditions, which may include depression, anxiety, bipolar disorder, neuropathic pain, migraine, restless leg syndrome, spasticity and infantile spasms, to attempt to identify whether GABITRIL could have a role in treating these disorders. Based upon the known mechanism of action of GABITRIL and preclinical study results, we believe it may show an effect in treating these disorders; however, our studies may not demonstrate any such effect. Furthermore, the pilot studies that we are conducting are insufficient for us to apply to the FDA for a broader label that would include such indications.

INTERNATIONAL COMMERCIAL OPERATIONS

  In addition to our marketed products in the United States, we are engaged in the sale and marketing of a number of products in various international markets. In some of these territories we have established our own sales and marketing groups, while in others we rely upon third parties to perform these functions on our behalf. For the year ended December 31, 2000, international operations accounted for approximately 3% of our total product sales revenues. A summary of our international operations follows:

European Commercial Operations

  Our European headquarters is located in Guildford, England. We maintain a total European staff of approximately 40 people whose functions include sales and marketing, regulatory, safety and clinical research. We have sales and marketing personnel based in both France and Germany. Marketing and promotional operations in Austria and Switzerland are managed through our German office.

 United Kingdom

  In the United Kingdom, we market and sell PROVIGIL for narcolepsy and we market and promote four products under an exclusive collaboration arrangement with Novartis Pharma AG that we entered in November 2000. Under this agreement, we exclusively market TEGRETOL (carbamazepine) for epilepsy, RITALIN (methylphenidate) for ADHD, ANAFRANIL(R) (clomipramine hydrochloride) for depression and obsessive-compulsive disorders and LIORESAL(R) (baclofen) for spasticity. We have agreed to pay Novartis approximately $45 million in a series of installments, with the last payment to be made no later than December 31, 2002. Under the 10-year agreement, the companies will share the financial outcome generated from sales of the Novartis products and PROVIGIL in the United Kingdom.

  We also promote Intrathecal Baclofen Therapy (ITB(TM)) in the United Kingdom, France and Austria. ITB is a liquid form of LIORESAL that is indicated for spasticity. We obtained the rights from Medtronic Europe, S.A. in March 2000. We receive compensation for detailing the product to physicians. The agreement had an initial term of one year and has been extended through September 2001.

 France

  In France, we promote and market APOKINON(R) (apomorphine hydrochloride) to neurologists. APOKINON, which is injected subcutaneously by a unique metered dose injection, is indicated for the treatment of levadopa therapy fluctuations common in late-stage Parkinson's disease. We obtained marketing rights to APOKINON in 1997 from Laboratoire Aguettant S.A. We make annual payments to Aguettant during the first five years of the agreement. We receive quarterly compensation from Aguettant primarily based on a rate per unit of APOKINON sold. The ten-year agreement automatically renews for successive one-year periods unless terminated by either party upon 90 days notice.

  We also have rights to exclusively market and sell OTRASEL(TM) (selegiline hydrochloride) in France. OTRASEL utilizes a fast dissolving oral formulation and is indicated for the treatment of Parkinson's disease. We obtained the rights to OTRASEL in France in June 2000 from Elan Pharma International Limited. We paid Elan a license fee and have agreed to purchase all of our requirements for OTRASEL from Elan. The term of the agreement is fifteen years from the launch of OTRASEL in France. We expect to launch OTRASEL in 2001.

 Germany, Austria and Switzerland

  In Germany and Austria, we exclusively market and sell XILOPAR (selegiline hydrochloride). XILOPAR utilizes a fast dissolving oral formulation, and is indicated for the treatment of Parkinson"s disease. We obtained the rights to XILOPAR in March 2000 from Elan Pharma International Limited and launched the product in July 2000. We paid Elan a license fee and have agreed to purchase all of our requirements for XILOPAR from Elan. The term of this agreement runs through July 2015.

  In Austria and Switzerland, we market and promote PROVIGIL for narcolepsy under an agreement with Merckle GmbH, a German pharmaceutical company, which we entered into in October 1998. We receive quarterly compensation based on sales levels achieved. The agreement with Merckle expires ten years from the effective date unless extended by the parties.

International Marketing Collaborations

  In territories where we have not established our own sales and marketing groups, we have chosen to market our products through a select group of marketing collaborators with expertise in the development, marketing and sale of pharmaceuticals in those territories. In each case, we have granted rights to our collaboration partner to market, sell and distribute our products in its respective territory, and we supply either bulk or finished product for resale in the territory. The following table summarizes certain details about these collaborations:

                                                                                        Date of
 Collaborator                            Territory                             Product  Agreement
 ------------                            ---------                             -------  ---------
 Dompe S.p.A............................ Italy                                 PROVIGIL June 1998
 Azwell, Inc............................ Japan                                 PROVIGIL June 1998
 Choongwae Pharma Corporation........... Korea                                 PROVIGIL November 2000
 Armstrong Laboratorios De Mexico, S.A.  Mexico                                PROVIGIL February 2001
 Laboratoire L. Lafon................... France                                ACTIQ    October 1998
 Grupo Ferrer Internacional, S.A........ Spain                                 ACTIQ    February 1999
 Swedish Orphan AB...................... Denmark, Finland, Iceland, Norway,    ACTIQ    August 1999
                                         Sweden
 Elan Pharma International.............. Austria, Belgium, Germany, Greece,    ACTIQ    December 1999
                                         Ireland, Italy, Luxembourg,
                                         Netherlands, Philippines,
                                         Switzerland, Taiwan, United Kingdom
 Hyundai Pharmaceutical Ind. Co., Ltd... Korea                                 ACTIQ    August 2000

RESEARCH AND DEVELOPMENT

  Our research and development efforts focus primarily on two areas: neurodegenerative disorders and cancers. Neurodegenerative disorders are characterized by the death of neurons (the specialized conducting cells of the nervous system) that results in the loss of certain functions such as memory and motor coordination. Cancers are characterized by the uncontrolled proliferation of cells that form tumors. Our research strategy has focused on understanding the intracellular molecular events that underlie the processes of cell proliferation, cell survival and cell death. We utilize our technical expertise in molecular biology, molecular pharmacology, biochemistry, cell biology, tumor biology and chemistry to create novel, orally active, synthetic molecules to inhibit key targets in intracellular pathways that govern cell proliferation, survival and death. These novel molecules are designed either to enhance the survival of neurons in patients suffering from neurodegenerative diseases such as Alzheimer's and Parkinson's, or facilitate the death of tumor cells in patients suffering from cancers such as prostate, pancreatic and other cancers involving the formation of solid tumors.

Neurology

  As noted above, neurodegenerative disorders are characterized by the death of neurons. A growing body of evidence, substantiated by our own research findings, suggests that neuronal death is caused by a series of biochemical events, which are themselves precipitated by the activation of intracellular signaling pathways. Our research, and that of others, has demonstrated that one of the critical pathways involved in the cell death process is the stress activated protein kinase pathway. Thus, inhibition of this pathway may halt the progression of these diseases. We began our research efforts on this pathway in 1992 following our license of rights to a series of compounds from the Japanese pharmaceutical company Kyowa Hakko Kogyo Co., Ltd. During the past few years, we have identified targets within this pathway and developed our own library of small molecules that inhibit the activation of the pathway by inhibiting a key set of kinases, known as mixed lineage kinases (MLK). We are pursuing the development of these molecules for the treatment of Alzheimer's disease, Parkinson's disease and other neurodegenerative disorders, as described below in more detail.

 Alzheimer's and Parkinson's Diseases

  Several of our MLK inhibitors are efficacious in preclinical models in preventing neuronal death. Our lead MLK inhibitor, CEP-1347, is in development for use as a potential treatment for Parkinson's disease. Parkinson's disease is a progressive disorder of the central nervous system affecting over one million Americans. The primary pathology of the disease is the degeneration of the dopamine neurons in the substantia nigra of the brain, which results in a slowing of spontaneous movements, gait difficulty, postural instability, rigidity and tremor. In preclinical models of Parkinson's disease, CEP-1347 has demonstrated therapeutic potential in the treatment of this disease. Specifically, in non-human primate models, CEP-1347 protected against loss of dopamine neurons in the regions of the brain affected by Parkinson's disease and prevented the appearance of the associated behavioral symptoms. We licensed rights to develop and market CEP-1347 from Kyowa Hakko, and have retained such rights in the United States. We have entered into a collaborative agreement with H. Lundbeck A/S, a Danish pharmaceutical company, to discover, develop and market in Europe products to treat neurodegenerative disorders, such as Alzheimer's and Parkinson's disease. This collaboration covers the development and marketing of CEP-1347 and other proprietary small molecules that may be useful in treating these diseases. We recently completed a Phase 1 clinical program, plan to work with Lundbeck to initiate Phase 2 studies later this year in Parkinson's disease, and have nominated certain other small molecules for preclinical development under this program.

  CEP-1347 also may be useful in treating Alzheimer's disease. Alzheimer's disease is an intractable, chronic, and progressively incapacitating disease characterized by the presence of core neurotic plaques, neurofibrillary tangles and gliosis in the brain that are associated with significant death and dysfunction of several types of neurons. Patients afflicted with this disease become severely demented. Alzheimer's disease afflicts an estimated 5% to 10% of the population over the age of 65, or approximately four million Americans, with more than 100,000 new cases diagnosed each year. The age-dependent nature of the disorder suggests that an increasing percentage of the population may be affected as the population ages.

Oncology

  In normal tissues, cellular proliferation is balanced by cellular death and these processes are governed in part by a class of soluble protein molecules (growth factors) that serve as communication signals between cells. Cancer is a disease characterized by the uncontrolled proliferation of cells, which may be linked to inappropriate signaling from growth factors. Many of these growth factors bind to cell surface receptors (many of which are kinases) and trigger intracellular signals that maintain cell survival or direct the cell to proliferate. Inhibition of these kinases provides a unique therapeutic strategy for treating a variety of oncological disorders without the undesirable side effects associated with traditional chemotherapeutics.

 Prostate and Pancreatic Cancer

  We have synthesized a class of small, orally active molecules that are selective inhibitors of the nerve growth factor receptor tyrosine kinase
(trk). Trk may play an integral role in the development and propagation of prostate and pancreatic cancers; inhibiting trk antagonizes the "survival" signal elicited by this receptor in such tumors. In preclinical models, we have demonstrated that trk inhibitors prevent tumor growth in a variety of prostate and pancreatic cancers. Our lead compound in this area, CEP-701, is administered orally. We have completed a Phase 1 clinical program and initiated a Phase 2 clinical program in patients with prostate cancer, and expect to initiate a Phase 2 clinical program in pancreatic cancer this year with CEP-701.

  We have been co-developing CEP-701 with Takeda Abbott Pharmaceuticals (TAP). We have agreed to end our collaboration as of March 31, 2001, at which point all rights to develop and market CEP-701 in the United States will revert to us. In a recently completed Phase 2 study in prostate cancer, CEP-701 appeared to confer clinical benefit in some patients, though certain side effects and a higher than anticipated dropout rate resulted in early termination of the study. However, based upon this apparent clinical benefit, we intend to initiate additional clinical studies with CEP-701 in prostate cancer later this year. In 1999, we entered into a collaboration agreement with the German pharmaceutical company Schwarz Pharma AG covering the development and marketing of CEP-701 in Europe and certain other territories outside the United States. We are working with Schwarz Pharma to review all available clinical data as we evaluate the course of further clinical studies with CEP-701 under this collaboration. We obtained rights to develop and market CEP-701 under our license agreement with Kyowa Hakko.

  Prostate cancer is the most common form of cancer in men, affecting approximately one million men in the United States, and is the second leading cause of cancer death in men. Pancreatic cancer results in approximately 35,000 deaths in men and women each year in the United States.

 Solid Tumors

  As cancer cells aggregate and form solid tumors, they secrete growth factors that promote the formation of new blood vessels necessary for providing nutrients to the growing tumor; this process is called angiogenesis. Angiogenesis is promoted by a number of such factors but appears to be particularly dependent upon the vascular endothelial growth factor (VEGF). VEGF acts at its receptor kinase to initiate blood vessel growth into the tumor. We believe that inhibition of the receptor kinase for VEGF will result in inhibition of the angiogenesis process by starving the tumor of needed nutrients. We believe that this approach has potential utility in the treatment of solid tumors.

  We have synthesized a number of proprietary, orally active molecules, which are potent and selective inhibitors of the VEGF receptor kinase. These molecules have been shown to slow the growth of a variety of tumors in preclinical models. Our lead molecule in this area, CEP-7055, is a candidate for further development and we expect to file an Investigational New Drug Application (IND) and initiate clinical trials in 2001.

Neurotrophic Factors

  A major advance in neuroscience was the discovery of naturally occurring proteins, referred to as neurotrophic, trophic or growth factors that promote the survival of neurons. Several different neurotrophic factors have been identified that affect the survival of different types of neurons. We have focused our development efforts in this area on using the neurotrophic factor, recombinant human insulin-like growth factor (IGF-I), in disorders such as amyotrophic lateral sclerosis (ALS) and peripheral neuropathies, where the projections of the damaged neurons lie or extend outside the blood-brain barrier and are therefore accessible to trophic factors. ALS is a fatal disorder of the nervous system characterized by the chronic, progressive degeneration of motor neurons. The loss of the spinal (lower) motor neurons leads to muscle weakness, muscle atrophy and, eventually, to the patient's death. ALS usually progresses over a three to five-year period, with death usually resulting from loss of respiratory muscle control rendering the patient unable to breathe. ALS affects approximately 15,000-20,000 people in the United States. We believe that there is a proportionate incidence of ALS in the populations of Europe and Japan.

  In collaboration with Chiron Corporation, we conducted clinical trials using IGF-I, also known as MYOTROPHIN(R) (mecasermin) Injection, in ALS patients in North America and Europe. In February 1997, we submitted a new drug application (NDA) to the FDA for approval to market MYOTROPHIN in the United States for the treatment of ALS. In May 1998 the FDA issued a letter stating that the NDA was "potentially approvable," under certain conditions. We do not believe those conditions can be met without conducting an additional Phase 3 clinical study, and we have no plans to conduct such a study at this time. However, we have had discussions with certain physicians who are seeking to obtain governmental and non-governmental funding to be used to conduct such a study. If this funding is obtained and the study is undertaken, we may allow reference to our IND, and supply MYOTROPHIN in quantities sufficient to conduct the study in exchange for the right to use any clinical data generated by such study in support of FDA approval of our pending NDA. Even if this additional study is undertaken, the results will not be available for several years and may not be sufficient to obtain regulatory approval to market the product.

  In August 1992, we exclusively licensed our rights to MYOTROPHIN for human therapeutic use within the United States, Canada and Europe to Cephalon Clinical Partners, L.P. (CCP). We developed MYOTROPHIN on behalf of CCP under a research and development agreement. Under this agreement, CCP granted an exclusive license to manufacture and market MYOTROPHIN for human therapeutic use within the United States, Canada and Europe, and we agreed to make royalty payments equal to a percentage of product sales and a milestone payment of approximately $16 million upon regulatory approval. We have a contractual option to purchase all of the limited partnership interests of CCP. To exercise this purchase option, we are required to make an advance payment of approximately $40.3 million in cash or, at our election, approximately $42.4 million in shares of common stock or a combination thereof. The purchase option will become exercisable upon the occurrence of certain events once sales activity commences. Should we discontinue development of MYOTROPHIN or if we do not exercise the purchase option, our license will terminate and all rights to manufacture or market MYOTROPHIN in the United States, Canada and Europe will revert to CCP, which may then commercialize MYOTROPHIN itself or license or assign its rights to a third party. In that event, we would not receive any benefits from such commercialization, license or assignment of rights.

  In January 1994, we agreed to collaborate with Chiron in the research, development and commercialization of MYOTROPHIN for the treatment of ALS and certain other neurological diseases and disorders in all countries other than Japan. In February 2001, we agreed with Chiron to terminate this collaboration and, instead, to exclusively cross-license all of our respective intellectual property rights related to IGF-I to enable us to develop and commercialize IGF-I products in all neurological indications (including ALS, multiple sclerosis and peripheral neuropathy), but excluding stroke, traumatic brain injury and spinal chord injury. Each party is obligated to pay royalties to the other upon commercialization of an IGF-I product in its selected neurological indications.

Oral Transmucosal Delivery System

  Following our merger with Anesta Corp., we began to conduct preclinical research and development with the OTS technology in several therapeutic areas. We expect to continue to evaluate additional products and compounds using the OTS technology and other related buccal delivery systems. We have developed our proprietary OTS products in collaboration with the University of Utah Research Foundation (UURF) and Abbott. Future development projects may involve collaboration with other research organizations and other established pharmaceutical companies. Our primary emphasis is on basic and applied research, product and process development, clinical research, regulatory interactions and filings and commercial market development and preparation.

Other Early Stage Research Efforts

  From inception, we have been engaged in groundbreaking research to discover innovative medicines. To date, we have focused our efforts on neurodegenerative diseases and cancer. However, these efforts also have resulted in discoveries that may have the potential to treat illnesses outside of these core research areas. In such cases, we seek to establish collaborative partnerships with companies whose clinical development and marketing capabilities will maximize the value of these discoveries. For example, in December 2000, we entered into a research collaboration and license agreement with the R.W. Johnson Pharmaceutical Research Institute, a member of the Johnson & Johnson family of companies, to discover and develop selective inhibitors of certain protein kinases that may have applications extending beyond neurology and oncology. As described above, we have discovered a proprietary platform for the design of agents to inhibit or activate specific components of signaling pathways. These agents may be useful in the treatment of a number of diseases, including inflammatory disorders.

INTELLECTUAL PROPERTY AND PROPRIETARY TECHNOLOGIES

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

 PROVIGIL

  PROVIGIL is a licensed trademark used in connection with pharmaceutical products containing modafinil, the active drug substance. We hold exclusive license rights to the composition-of-matter patent claiming modafinil. This patent was to have expired in 1998 in the United Kingdom and the United States; however, we have applied for extensions of the patent protection in those countries. We have been granted a Supplemental Protection Certificate for the U.K. patent covering modafinil, extending the protection afforded by this patent until March 2003. In the United States, if we obtain the patent term extension permitted under the terms of the U.S. Drug Price Competition and Patent Term Restoration Act of 1984, as amended, the composition-of-matter patent for modafinil would expire in November 2001. Although we have applied to the U.S. Patent and Trademark Office (PTO), for this patent term extension, we cannot be certain that we will receive the extension or that we will be able to take advantage of any other patent benefits of the Patent Term Restoration Act. The composition-of-matter patent claiming modafinil expired in the Republic of Ireland, Japan, Italy and Mexico in 1998. Other than Italy, where a patent extension remains possible based upon an earlier request filed with the regulatory authorities, we do not believe that extension of the protection conferred by the modafinil composition-of-matter patent is possible in any other of our licensed territories where modafinil products are currently approved.

  The particle size pharmaceutical composition of modafinil is claimed in our U.S. patent that was issued in 1997 and in our European patent that was granted in January 2000. These patents are currently set to expire in 2014 and 2015, respectively. Other foreign patents claiming the particle size pharmaceutical composition of modafinil are pending or issued in other territories. We have received a notification of allowance from the PTO in a reissue application allowing claims that provide expanded patent coverage in the modafinil particle size patent. The European Patent containing expanded particle size claims has recently been granted in Europe. These patents, when issued, will also expire in 2014 and 2015, respectively. We also hold rights to other patents and patent applications directed to further compositions-of-matter, pharmaceutical formulations and uses of modafinil.

  Since modafinil is a new chemical entity (NCE), PROVIGIL has been granted a five-year period of marketing exclusivity under FDA regulations, preventing the submission of an Abbreviated New Drug Application (ANDA) for any pharmaceutical product containing modafinil for any indication for a period of five years following FDA approval. This exclusivity period expires in December, 2003. The FDA also has designated PROVIGIL as an orphan drug for use in the treatment of excessive daytime sleepiness associated with narcolepsy. This designation provides for a seven-year period of marketing exclusivity for PROVIGIL in this indication, and prevents the approval of an ANDA until December, 2005.

 ACTIQ

  ACTIQ is our trademark used in connection with pharmaceuticals for oral transmucosal delivery containing fentanyl as the active drug substance. This product is based on U.S. and foreign patents, which are held by the University of Utah and its assignee, the UURF. We have exclusive worldwide licenses to these patents. Specifically, there are two U.S. patents covering the currently approved product, which claim the approved formulation and methods for administering fentanyl via this formulation, and a method of producing the approved product. Both of these patents are currently set to expire in 2005. Corresponding patents in foreign countries are set to expire between 2009 and 2010.

  Other issued patents and pending patent applications in the United States and foreign countries that are owned or licensed by us are directed to various processes of manufacturing the product as well as to a child-resistant disposal container required by the FDA to be provided as part of the product.

  Since ACTIQ is considered a new formulation of fentanyl by the FDA, it has been granted a three-year period of marketing exclusivity under FDA regulations, which expires in November, 2001. This marketing exclusivity runs concurrently with the patent protection described above and should also prevent other sponsors from obtaining approval of the same formulation for the same indication unless the sponsor obtains such approval on the basis of a full NDA.

 GABITRIL

  GABITRIL is our trademark that is used in connection with pharmaceuticals for treating epilepsy and bipolar disorders containing tiagabine as the active drug substance. This product is based on U.S. and foreign patents which are held by Novo-Nordisk S/A and which were licensed in the United States exclusively to Abbott Laboratories. We have an exclusive sublicense from Abbott to these patents in the United States. We also have an exclusive license from Abbott to certain improvements, patent applications and other know-how relating to the product.

  There are two U.S. patents covering the currently approved product: a U.S. composition-of-matter patent claiming tiagabine, the active drug substance in GABITRIL, and a U.S. patent directed to crystalline tiagabine hydrochloride monohydrate and its use as an anti-epileptic agent. The issued U.S. composition-of-matter patent is currently set to expire in 2008. An extension of this patent in the United States under the terms of the U.S. Drug Price Competition and Patent Term Restoration Act of 1984, as amended, to extend the term of this patent until 2011 is being sought. We cannot be certain that this patent extension will be obtained or that we will be able to take advantage of any other patent benefits of the patent restoration act. The U.S. patent directed to crystalline tiagabine hydrochloride monohydrate and its use as an anti-epileptic agent is currently set to expire in 2012.

 MYOTROPHIN

  MYOTROPHIN is our trademark for IGF-I. We own or have licensed issued patents and pending patent applications directed to uses of IGF-I for the treatment of various diseases and to manufacturing and purification processes for IGF-I. These patents expire in the United States between 2009 and 2016.

  We are aware of a granted European patent and two issued U.S. patents, owned by Genentech, Inc. and Auckland Uniservices Limited, claiming the use of IGF-I in treating neuronal damage. We have successfully opposed the granted European patent resulting in the complete revocation of this patent by the European Patent Office. We also have initiated interference proceedings against the U.S. patent. We cannot predict the outcome of any appeal of the European Patent Office decision or of the interference proceeding at this time. If the appeal overturns the European Patent Office revocation or the interference proceeding is unsuccessful, we could be prevented from selling MYOTROPHIN in Europe and/or the United States unless we obtain a license to any granted or issued patents. We cannot be sure that a license could be obtained, or that any such license would be granted under terms acceptable to us.

  We are aware of other third party patents or patent applications directed to various manufacturing processes of IGF-I. If necessary, we intend to either seek licenses under such patents or modify the current manufacturing process. We cannot be sure that any required licenses can be obtained on acceptable terms, or that a modified manufacturing process can be successfully implemented. If neither approach is feasible, we could be prevented from manufacturing or selling this product.

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

  Our products could infringe the patent rights of others. If licenses required under any such patents or proprietary rights of third parties are not obtained, we could encounter delays in product market introductions, or could find that the development, manufacture or sale of products requiring such licenses is foreclosed. In addition, patent litigation is both costly and time-consuming, even if the outcome is favorable to us. In the event that we are a defendant in such litigation, an adverse outcome would subject us to significant liabilities to third parties, require us to license disputed rights from third parties, or require us to stop selling our products.

  We also rely upon trade secrets and other unpatented proprietary information to protect our products and our product development activities. Our employees enter into agreements providing for confidentiality and the assignment of rights to inventions made by them while employed by us. We also have entered into non-disclosure agreements to protect our confidential information delivered to third parties in conjunction with possible corporate collaborations and other purposes. We cannot be sure that these types of agreements will effectively prevent unauthorized disclosure of our confidential information.

MANUFACTURING AND PRODUCT SUPPLY

  Our ability to conduct clinical trials on a timely basis, to obtain regulatory approvals and to commercialize our products will depend in part upon our ability to manufacture our products, either directly or through third parties, at a competitive cost and in accordance with applicable FDA and other regulatory requirements, including current Good Manufacturing Practice (cGMP) regulations.

  We rely on Lafon for all of our requirements of bulk modafinil compound and upon third party manufacturers to provide final formulation, tabletting and packaging of PROVIGIL. Except for the in-house manufacture of ACTIQ for international markets, we rely on third parties to manufacture our products. We rely on Johnson Matthey and Mallinckrodt for all of our requirements of bulk fentanyl citrate and upon Abbott Laboratories for production and packaging of ACTIQ for the U.S. market. Abbott is required to supply us with ACTIQ for the United States for up to 36 months from March 2000, after which we have the right to manufacture the product ourselves. We produce ACTIQ for international markets at our manufacturing facility in Salt Lake City, Utah. We rely upon Abbott for all of our manufacturing requirements for GABITRIL. We rely upon Chiron for all of our manufacturing requirements for MYOTROPHIN.

  To date, we have relied solely upon Kyowa Hakko to supply a key chemical intermediate found in several important compounds now in clinical development, including CEP-1347 and CEP-701; going forward, we will be responsible for supplying this intermediate for all such compounds under development. To that end, Abbott has agreed to develop, scale-up and supply this intermediate for our use, and Kyowa Hakko has transferred the applicable manufacturing technology to Abbott. This intermediate is supplied to Lundbeck for use in the synthesis of clinical and commercial supplies of CEP-1347, and to Schwarz Pharma for the manufacture of CEP-701 for use in clinical trials.

COMPETITION

  We face intense competition and rapid technological change in the pharmaceutical marketplace. Large and small companies, academic institutions, governmental agencies, and other public and private research organizations conduct research, seek patent protection, and establish collaborative arrangements for product development in competition with us. Products developed by any of these entities may compete directly with those we develop or sell. Competing products may provide greater therapeutic benefits for a specific indication, or may offer comparable performance at a lower cost. Many of the companies and institutions that compete against us have substantially greater capital resources, research and development staffs and facilities than we have, and substantially greater experience in conducting clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. Competition and innovation from these or other sources could materially adversely affect sales of our products or make them obsolete.

  All of the products we market in the United States face competition in the market place. We cannot be sure that we will be able to demonstrate the potential advantages of our products to prescribing physicians and their patients on an absolute basis and/or in comparison to other presently marketed products. With respect to PROVIGIL, there are several other products used for the treatment of narcolepsy in the United States and in our other licensed territories, all of which have been available for a number of years and many of which are available in inexpensive generic forms. With respect to ACTIQ, we face competition from inexpensive oral opioid tablets and more expensive but quick-acting invasive (intravenous, intramuscular and subcutaneous) opioid delivery systems. Other technologies for rapidly delivering opioids to treat breakthrough pain are being developed, at least one of which is in clinical trials. With respect to GABITRIL, there are several products used as adjunctive therapy for the partial seizure market in the United States. Some are well-established therapies that have been on the market for several years while others have recently entered the partial seizure marketplace in 2000. In addition, several treatments for partial seizures are available in inexpensive generic forms.

  With respect to the collaboration with Novartis Pharma AG in the United Kingdom, we now face potential competition from generic versions of the branded products included in the collaboration. In most cases, these generic versions are priced below our branded version. European Union pricing laws allow the parallel importation of branded drugs between member countries. Due to pricing variations within the European Union, it is possible that we will face competition in one country from our own branded drug that is imported from other member countries.

GOVERNMENT REGULATION

  The manufacture and sale of therapeutics are subject to extensive regulation by U.S. and foreign governmental authorities. In particular, pharmaceutical products are subject to rigorous preclinical and clinical trials and other approval requirements as well as other post-approval requirements by the FDA under the Federal Food, Drug, and Cosmetic Act and by analogous agencies in countries outside the United States.

  As an initial step in the FDA regulatory approval process, preclinical studies are typically conducted in animals to identify potential safety problems and, in some cases, evaluate potential efficacy. The results of the preclinical studies are submitted to regulatory authorities as a part of an IND that is filed with regulatory agencies prior to beginning studies in humans. However, for several of our drug candidates, no animal model exists that is potentially predictive of results in humans. As a result, no in vivo indication of efficacy is available until these drug candidates progress to human clinical trials.

  Clinical trials are typically conducted in three sequential phases, although the phases may overlap. Phase 1 typically begins with the initial introduction of the drug into human subjects prior to introduction into patients. In Phase 1, the compound is tested for safety, dosage tolerance, absorption, biodistribution, metabolism, excretion and clinical pharmacology, as well as, if possible, to gain early information on effectiveness. Phase 2 typically involves studies in a small sample of the intended patient population to assess the efficacy of the drug for a specific indication, determine dose tolerance and the optimal dose range, and to gather additional information relating to safety and potential adverse effects. Phase 3 trials are undertaken to further evaluate clinical safety and efficacy in an expanded patient population, generally at multiple study sites, to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for physician labeling. Each trial is conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. In the United States, each protocol must be submitted to the FDA as part of the IND. Further, one or more independent Institutional Review Boards must evaluate each clinical study. The Institutional Review Board considers, among other things, ethical factors, the safety of the study, the adequacy of informed consent by human subjects, and the possible liability of the institution. Similar procedures and requirements must be fulfilled to conduct studies in other countries. The process of completing clinical trials for a new drug is likely to take a number of years and require the expenditure of substantial resources.

  Promising data from preclinical and clinical trials are submitted to the FDA in an NDA for marketing approval and to foreign regulatory authorities under applicable requirements. Preparing an NDA or foreign application involves considerable data collection, verification, analyses and expense, and there can be no assurance that the applicable regulatory authority will accept the application or grant an approval on a timely basis, if at all. The marketing of pharmaceuticals in the United States may not begin without FDA approval. The approval process is affected by a number of factors, including primarily the safety and efficacy demonstrated in clinical trials and the severity of the disease. Regulatory authorities may deny an application in their sole discretion, if they determine that applicable regulatory criteria have not been satisfied or if additional testing or information is required. One of the conditions for initial marketing approval, as well as continued post-approval marketing, is that a prospective manufacturer's quality control and manufacturing procedures conform to the cGMP regulations of the regulatory authority. In complying with these regulations, a manufacturer must continue to expend time, money and effort in the area of production, quality control and quality assurance to ensure full compliance. Manufacturing establishments, both foreign and domestic, also are subject to inspections by or under the authority of the FDA and by other federal, state, local or foreign agencies. Discovery of previously unknown problems with a product or manufacturer may result in restrictions on such product or manufacturer, including withdrawal of the product from the market.

  Even after regulatory approval has been obtained, further studies, including Phase 4 post-marketing studies, may be required to provide additional data on safety, to validate surrogate efficacy endpoints, or for other reasons, and the failure of such studies can result in expedited market withdrawal. Further studies will be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially approved. Results of post-marketing programs may limit or expand the further marketing of the products. Further, if there are any modifications to the drug, including any change in indication, manufacturing process, labeling or manufacturing facility, it may be necessary to submit an application seeking approval of such changes to the FDA or foreign regulatory authority. Finally, the FDA can place restrictions on approval and marketing utilizing its authority under applicable regulations. ACTIQ was approved subject to these restrictions, which include mandating compliance with a rigorous Risk Management Program. This program gives the FDA authority to pre-approve promotional materials and permits an expedited market withdrawal procedure if safety issues arise regarding the use of ACTIQ. Moreover, marketed products are subject to continued regulatory oversight and the failure to comply with applicable regulations could result in financial penalties or other sanctions.

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

  In the United States, the Orphan Drug Act provides incentives to drug manufacturers to develop and manufacture drugs for the treatment of either rare diseases, currently defined as diseases that affect fewer than 200,000 individuals in the United States, or for a disease that affects more than 200,000 individuals in the United States, where the sponsor does not realistically anticipate its product becoming profitable. The FDA has granted PROVIGIL orphan drug status for use in treating excessive daytime sleepiness associated with narcolepsy and has designated MYOTROPHIN as an orphan drug for use in treating ALS, because each indication currently affects fewer than 200,000 individuals in the United States. Under the Orphan Drug Act, a manufacturer of a designated orphan product can seek certain tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity for that product for the orphan indication. While the marketing exclusivity of an orphan drug would prevent other sponsors from obtaining approval of the same drug compound for the same indication unless the subsequent sponsors could demonstrate clinical superiority or a market shortage occurs, it would not prevent other sponsors from obtaining approval of the same compound for other indications or the use of other types of drugs for the same use as the orphan drug. Orphan drug designation generally does not confer any special or preferential treatment in the regulatory review process. The U.S. Congress has considered, and may consider in the future, legislation that would restrict the duration or scope of the market exclusivity of an orphan drug and, thus, we cannot be sure that the benefits of the existing statute will remain in effect. Additionally, we cannot be sure that other governmental regulations applicable to our products will not change.

  In addition to the market exclusivity period under the Orphan Drug Act, the U.S. Drug Price Competition and Patent Term Restoration Act of 1984 permits a sponsor to apply for a maximum five-year extension of the term of a patent for a period of time following the initial FDA approval of an NDA for an NCE. The statute specifically allows a patent owner acting with due diligence to extend the term of the patent for a period equal to one-half the period of time elapsed between the approval of the IND and the filing of the corresponding NDA, plus the period of time between the filing of the NDA and FDA approval, up to a maximum of five years of patent term extension. Any such extension, however, cannot extend the patent term beyond a maximum term of fourteen years following FDA approval and is subject to other restrictions. Additionally, under this statute, five years of marketing exclusivity is granted for the first approval of an NCE. During this period of exclusivity, sponsors generally may not file and the FDA may not approve an ANDA or a 505(b)(2) application for a drug product equivalent or identical to the NCE. An ANDA is the application form typically used by manufacturers seeking approval of a generic version of an approved drug. Under the statute, subsequent approved indications for the NCE are eligible if certain criteria are met, to three years of limited marketing exclusivity for the indication. During any three-year exclusivity period, a third party may file an ANDA or a 505(b)(2) application seeking approval of their version of the drug for the original indication, if the five-year exclusivity granted to the NCE has expired. However, the third party would not obtain marketing approval for a subsequently developed indication for the three years of exclusivity. We intend to seek the benefits of this statute as applicable, but there can be no assurance that we will be able to obtain any such benefits. There is also a possibility that Congress will revise the underlying statute in the next few years, which may affect these provisions in ways that we cannot foresee.

  Additionally, the FDA regulates the labeling, storage, record keeping, advertising and promotion of prescription pharmaceuticals. Drug manufacturing establishments must register with the FDA and list their products with the FDA.

  The Controlled Substances Act (CSA) imposes various registration, record-keeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products. A principal factor in determining the particular CSA requirements, if any, applicable to a product is its actual or potential abuse profile. A pharmaceutical product may be listed as a Schedule I, II, III, IV or V substance, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest. Modafinil, the active drug substance in PROVIGIL, has been scheduled under the CSA as a Schedule IV substance. Schedule IV substances are allowed no more than five prescription refills during a six-month period and are subject to special handling procedures relating to the storage, shipment, inventory control and disposal of the product. Fentanyl, the active ingredient in ACTIQ, is a Schedule II controlled substance.
Schedule II substances are subject to even stricter handling and record keeping requirements and prescribing restrictions than Schedule III or IV products. In addition to federal scheduling, both PROVIGIL and ACTIQ are subject to state controlled substance regulation, and may be placed in more restrictive schedules than those determined by the U.S. Drug

Enforcement Agency (DEA) and FDA. However, to date, neither modafinil nor fentanyl has been placed in a more restrictive schedule by any state.

  In addition to the statutes and regulations described above, we also are subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other federal, state and local regulations.

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

                     Dennis Choi, M.D., Ph.D.,
                     Washington University School of Medicine

                     Steven T. DeKosky, M.D.,
                     Western Psychiatric Institute and Clinic

                     Richard Johnson, M.D.,
                     Johns Hopkins Hospital

                     Robert Y. Moore, M.D., Ph.D.,
                     University of Pittsburgh

EMPLOYEES

  As of December 31, 2000, we had a total of 513 full-time employees, of which 475 were employed in the United States and 38 were located at our facilities in Europe. We believe that we have been successful in attracting skilled and experienced personnel; however, competition for such personnel is intense. None of our employees are covered by collective bargaining agreements.

ITEM 2. PROPERTIES

  We own our administrative offices and research facilities, which currently occupy approximately 160,000 square feet of space in West Chester, Pennsylvania. We lease approximately 51,100 square feet in Salt Lake City, Utah for administrative, research and manufacturing facilities. The annual cost of the lease is approximately $417,000. We lease approximately 4,950 square feet of office space in Surrey, England, which serves as our European headquarters. The annual cost of the lease is approximately $175,000. We also lease offices in France and Germany at an aggregate annual cost of approximately $30,000. We believe that our current facilities are adequate for our present purposes.

ITEM 3. LEGAL PROCEEDINGS

  We cooperated with an investigation conducted by the Office of Consumer Litigation of the U.S. Department of Justice, relating to the release during the period 1994-96 of some lots of MYOTROPHIN used in clinical trials and related reports filed with the FDA. On December 7, 2000, we learned that the Justice Department had closed its investigation and would not take any action against us or any of our employees or former employees in connection with this matter.

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

  Due to our past involvement in promoting STADOL NS(R) (butorphanol tartrate) Nasal Spray, a product of Bristol-Myers Squibb Company, we are co-defendants in a product liability action brought in November 2000 against Bristol-Myers. Although we cannot predict with certainty the outcome of this litigation, we believe that any expenses or damages that we may incur will be paid by Bristol-Myers under the indemnification provisions of our co-promotion agreement. As such, we do not believe that these actions will have a negative effect on our financial condition or results of operations.

  In February 2001, a complaint was filed in Utah state court by Zars, Inc. and one of its research scientists, against us and our subsidiary Anesta Corp. The plaintiffs are seeking a declaratory judgment to establish their right to develop transdermal or other products containing fentanyl and other pharmaceutically active agents under a royalty and release agreement between Zars and Anesta. The complaint also asks for unspecified damages for breach of contract and interference with economic relations. We believe that we have valid defenses to all claims raised in this action. In any event, we do not believe any judgment against us will have a material negative effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  We did not submit any matters to the vote of security holders during the fourth quarter of fiscal 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Our common stock is quoted on the NASDAQ National Market under the symbol "CEPH." The following table sets forth the range of high and low sale prices for the common stock as reported on the NASDAQ National Market for the periods indicated below.

                                                                    High   Low
                                                                   ------ ------
   1999
     First Quarter................................................ $11.00 $ 7.25
     Second Quarter...............................................  17.75   8.94
     Third Quarter................................................  22.13  15.13
     Fourth Quarter...............................................  37.13  14.00
   2000
     First Quarter................................................ $74.38 $29.88
     Second Quarter...............................................  66.88  32.50
     Third Quarter................................................  83.63  36.50
     Fourth Quarter...............................................  63.38  40.13

  As of March 19, 2001 there were 774 holders of record of our common stock. On March 19, 2001, the last reported sale price of our common stock as reported on the NASDAQ National Market was $48.875 per share.

  In August 1999, we issued and sold 2,500,000 shares of convertible exchangeable preferred stock, par value $.01 per share, to certain initial purchasers. The aggregate purchase price was $125,000,000, of which $4,375,000 constituted the underwriting discounts and commissions. The initial purchasers were BancBoston Robertson Stephens Inc., SG Cowen Securities Corporation, Hambrecht & Quist LLC and U.S. Bancorp Piper Jaffray. The preferred stock was issued and sold in transactions exempt from the registration requirements of the Securities Act of 1933, as amended, to persons reasonably believed by the managers who placed the Preferred Stock, the initial purchasers, to be qualified institutional buyers (as defined in Rule 144A under the Securities
Act).

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  In October 2000, we completed a merger with Anesta Corp. under which we acquired all of the outstanding shares of Anesta in a tax-free, stock-for-stock transaction. The merger has been accounted for as a pooling-of-interests and, accordingly, all of our prior period consolidated financial statements have been restated to include the results of operations, financial position, and cash flows of Anesta. Information concerning common stock and per share data has been restated on an equivalent share basis.

                                                 Year Ended December 31,
                          -------------------------------------------------------------------------
                              2000           1999           1998           1997           1996
                          -------------  -------------  -------------  -------------  -------------
Statement of Operations
 Data:
Total revenues..........  $ 111,790,000  $  51,434,000  $  16,330,000  $  23,329,000  $  22,964,000
Gross profit on product
 sales..................     73,869,000     23,681,000        867,000        132,000         65,000
Loss before
 extraordinary charge,
 dividends and
 cumulative effect of a
 change in accounting
 principle..............    (93,744,000)   (68,245,000)   (71,124,000)   (72,968,000)   (61,975,000)
Extraordinary charge for
 early extinguishment of
 debt...................            --     (11,187,000)           --             --             --
Dividends on preferred
 stock..................     (9,063,000)    (3,398,000)           --             --             --
Cumulative effect of
 adopting Staff
 Accounting Bulletin 101
 (SAB 101)..............     (7,434,000)           --             --             --             --
Loss applicable to
 common shares..........  $(110,241,000) $ (82,830,000) $ (71,124,000) $ (72,968,000) $ (61,975,000)
Basic and diluted loss
 per common share:
 Loss before
  extraordinary charge
  and cumulative effect
  of adopting SAB 101...  $       (2.51) $       (2.00) $       (2.15) $       (2.42) $       (2.18)
 Extraordinary charge...            --            (.31)           --             --             --
 Cumulative effect of
  adopting SAB 101......           (.19)           --             --             --             --
                          -------------  -------------  -------------  -------------  -------------
                          $       (2.70) $       (2.31) $       (2.15) $       (2.42) $       (2.18)
                          =============  =============  =============  =============  =============
Weighted average number
 of shares outstanding..     40,893,000     35,887,000     33,129,000     30,165,000     28,369,000

                                                   As of December 31,
                          -------------------------------------------------------------------------
                              2000           1999           1998           1997           1996
                          -------------  -------------  -------------  -------------  -------------
Balance Sheet Data:
Cash, cash equivalents
 and investments........  $  97,384,000  $ 272,340,000  $ 148,151,000  $ 147,363,000  $ 186,983,000
Total assets............    308,435,000    312,262,000    179,802,000    183,920,000    221,850,000
Long-term debt..........     55,138,000     15,701,000     16,596,000     29,337,000     18,174,000
Accumulated deficit.....   (515,543,000)  (405,302,000)  (322,472,000)  (251,348,000)  (178,380,000)
Stockholders' equity....    165,193,000    230,783,000    137,621,000    129,536,000    178,442,000

PRO FORMA RESULTS

  The following data represents pro forma financial results assuming a retroactive adoption of a change in accounting principle (SAB 101).

                                               Year Ended December 31,
                          ---------------------------------------------------------------------
                              2000           1999          1998          1997          1996
                          -------------  ------------  ------------  ------------  ------------
Statement of Operations
 Data:
Total revenues..........  $ 111,790,000  $ 44,391,000  $ 16,163,000  $ 23,392,000  $ 23,027,000
Gross profit on product
 sales..................     73,869,000    23,681,000       867,000       132,000        65,000
Loss before
 extraordinary charge,
 dividends and
 cumulative effect of a
 change in accounting
 principle..............    (93,744,000)  (75,288,000)  (71,291,000)  (72,905,000)  (61,912,000)
Extraordinary charge for
 early extinguishment of
 debt...................            --    (11,187,000)          --            --            --
Dividends on preferred
 stock..................     (9,063,000)   (3,398,000)          --            --            --
Loss applicable to
 common shares..........  $(102,807,000) $(89,873,000) $(71,291,000) $(72,905,000) $(61,912,000)
Basic and diluted loss
 per common share.......  $       (2.51) $      (2.50) $      (2.15) $      (2.42) $      (2.18)
Weighted average number
 of shares outstanding..     40,893,000    35,887,000    33,129,000    30,165,000    28,369,000

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

During the next several years we will be very dependent upon the commercial success of our products, especially PROVIGIL, and we may not be able to consistently and meaningfully increase sales of these products during this period, or to attain profitability on the basis of such sales.

  The commercialization of our pharmaceutical products involves a number of significant challenges. In particular, our ability to meaningfully increase sales depends, in large part, on the success of our clinical development programs, and our sales and marketing efforts to physicians, patients and third-party payors. A number of factors could impact these efforts, including our ability to demonstrate clinically that our products have utility beyond current indications, our limited financial resources and sales and marketing experience relative to our competitors, perceived differences between our products and those of our competitors, the availability and level of reimbursement of our products by third-party payors, incidents of adverse reactions, side effects or misuse of our products and the unfavorable publicity that could result, or the occurrence of manufacturing, supply or distribution disruptions.

  Ultimately, our efforts may not prove to be as effective as the efforts of our competitors. In the United States and elsewhere, our products face significant competition in the marketplace. The conditions that our products treat, and some of the other disorders for which we are conducting additional studies, are currently treated with several drugs, many of which have been available for a number of years or are available in inexpensive generic forms. Thus, we will need to demonstrate to physicians, patients and third party payors that the cost of our products is reasonable and appropriate in light of their safety and efficacy, the price of competing products and the related health care benefits to the patient. Even if we are able to increase sales over the next several years, we cannot be sure that such sales and other revenue will reach a level at which we will attain profitability.

We may be unsuccessful in our efforts to expand the number and scope of authorized uses of PROVIGIL, which would hamper sales growth and make it more difficult to sustain profitability.

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

  We have initiated clinical studies to examine whether or not PROVIGIL is effective and safe when used to treat disorders other than narcolepsy. Although some study data has been positive, additional studies in these disorders will be necessary before we can apply to expand the authorized uses of PROVIGIL. We do not know whether these studies will demonstrate safety and efficacy, or if they do, whether we will succeed in receiving regulatory approval to market PROVIGIL for additional disorders. If the results of some of these studies are negative, or if adverse experiences are reported in these clinical studies or otherwise in connection with the use of PROVIGIL by patients, this could undermine physician and patient comfort with the product, limit the commercial success of the product and diminish the acceptance of PROVIGIL in the narcolepsy market. Even if the results of these studies are positive, the impact on sales of PROVIGIL may be minimal unless we are able to obtain FDA approval to expand the authorized use of PROVIGIL. FDA regulations restrict our ability to communicate the results of additional clinical studies to patients and physicians without first obtaining approval from the FDA to expand the authorized uses for this product.

As our products are used commercially, unintended side effects, adverse reactions or incidents of misuse may occur which could result in additional regulatory controls, and reduce sales of our products.

  Prior to 1999, the use of our products had been limited principally to clinical trial patients under controlled conditions and under the care of expert physicians. We cannot predict whether the widespread commercial use of our products will produce undesirable or unintended side effects that have not been evident in our clinical trials or the relatively limited commercial use to date. In addition, in patients who take multiple medications, drug interactions could occur which can be difficult to predict. Additionally, incidents of product misuse may occur. These events, among others, could result in additional regulatory controls that could limit the circumstances under which the product is prescribed or even lead to the withdrawal of the product from the market. More specifically, ACTIQ has been approved under regulations concerning drugs with certain safety profiles, under which the FDA has established special restrictions to ensure safe use. Any violation of these special restrictions could lead to the imposition of further restrictions or withdrawal of the product from the market.

We may not be able to maintain adequate patent protection or market exclusivity for our products and therefore potential competitors may develop competing products, which could result in a decrease in sales and market share, cause us to reduce prices to compete successfully, and limit our commercial success.

  We place considerable importance on obtaining patent protection for new technologies, products and processes. To that end, we file applications for patents covering the composition of matter or uses of our drug candidates or our proprietary processes. We could incur substantial costs in asserting our patent rights, including those licensed to us by third parties, and in defending patent infringement suits against us or our employees relating to ownership of, or rights to, patents and other intellectual property of third parties. Such disputes could substantially delay our drug development or commercialization. The PTO or a private party could institute an interference proceeding involving us in connection with one or more of our patents or patent applications. Such proceedings could result in an adverse decision as to priority of invention, in which case we would not be entitled to a patent on the invention at issue in the interference proceeding. The PTO or a private party could also institute reexamination proceedings involving us in connection with one or more of our patents, and such proceedings could result in an adverse decision as to the validity or scope of the patents. We could be forced to either seek a license to intellectual property rights of others, which may not be available to us on acceptable terms, if at all, or alter our products or processes so that they no longer infringe on the proprietary rights of others.

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

 PROVIGIL

  We hold exclusive license rights to a composition-of-matter patent covering modafinil, the active drug substance in PROVIGIL. This patent was to have expired in 1998 in the United States, but we have applied for a patent extension that, if granted, would extend the term of this patent until November 2001. In addition, we own a U.S. patent covering the particle size of modafinil that was issued in 1997 and expires on October 6, 2014. However, we may not succeed in obtaining any extension for the composition-of-matter patent, and we cannot guarantee that any of our patents will be found to be valid if challenged by a third party. Additionally, we cannot be sure that a potential competitor will not develop a competing product or product formulation that would avoid infringement of these patents or any patent owned or licensed by us.

  In the United States, the Orphan Drug Act provides incentives to drug manufacturers to develop and manufacture drugs for the treatment of rare disorders. The FDA has granted orphan drug status to PROVIGIL for its use in the treatment of excessive daytime sleepiness associated with narcolepsy. The grant of orphan drug status to PROVIGIL allows us a seven-year period of marketing exclusivity for the product in that indication. While the marketing exclusivity provided by the orphan drug law should prevent other sponsors from obtaining approval of the same compound for the same indication (unless the other sponsor can demonstrate clinical superiority or we are unable to provide or obtain adequate supplies of PROVIGIL), it would not prevent approval of the same compound for other indications that otherwise are non-exclusive, or approval of other compounds for the same indication.

 ACTIQ

  We hold exclusive worldwide licenses to U.S. and foreign patents covering this product that are held by the University of Utah and its assignee, the UURF. Specifically, we have U.S. patents covering the currently approved formulation, methods for administering fentanyl via this formulation and a method of producing the approved product. These patents are currently set to expire in 2005. Corresponding patents in foreign countries are set to expire between 2009 and 2010. Other issued patents and pending patent applications in the U.S. and foreign countries that are owned or licensed by us are directed to various processes of manufacturing the product as well as to a child-resistant disposal container required by the FDA to be provided as part of the product. We cannot guarantee that any of these patents will be held to be valid if challenged by a third party. In any event, we cannot be sure that a potential competitor will not develop a competing product or product formulation that would avoid infringement of these patents or any patent owned or licensed by us.

  In the United States, ACTIQ is considered a new formulation of fentanyl by the FDA, and accordingly, has been granted a three-year period of marketing exclusivity under FDA regulations, which expires in 2001. This marketing exclusivity runs concurrently with the patent protection described above and should also prevent other sponsors from obtaining approval of the same formulation for the same indication unless the sponsor obtains such approval on the basis of a full NDA.

 GABITRIL

  The issued U.S. composition-of-matter patent claiming tiagabine, the active drug substance in GABITRIL, is exclusively sublicensed to us and is currently set to expire in 2008. An extension of this patent in the United States under the terms of the U.S. Drug Price Competition and Patent Term Restoration Act of 1984, as amended, to extend the term of this patent until 2011 is being sought. We cannot be certain that this patent extension will be obtained or that we will be able to take advantage of any other patent benefits of the patent restoration act. In addition, this product is covered by another issued
U. S. patent directed to crystalline tiagabine hydrochloride monohydrate and its use as an anti-epileptic agent, which is currently set to expire in 2012. We cannot guarantee that any of these patents will be held to be valid if challenged by a third party. In any event, we cannot be sure that a potential competitor will not develop a competing product or product formulation that would avoid infringement of these patents or any patent owned or licensed by us.

Manufacturing, supply and distribution problems may create supply disruptions that could result in a reduction of product sales revenue, and damage commercial prospects for PROVIGIL, ACTIQ, GABITRIL and other products.

  We must comply with all applicable regulatory requirements of the FDA and foreign authorities, including cGMP regulations. In addition, we must comply with all applicable regulatory requirements of the DEA, and foreign authorities for PROVIGIL (Schedule IV controlled substance) and ACTIQ (Schedule II controlled substance). The facilities used to manufacture, store and distribute our products are subject to inspection by regulatory authorities at any time to determine compliance with regulations. The cGMP and controlled substance regulations are complex, and any failure to comply with them could lead to remedial action, civil and criminal penalties and delays in production of material.

  Except for the in-house manufacture of ACTIQ for international markets, we rely on third parties to manufacture our products. Abbott is required to supply us with ACTIQ for the United States for up to 36 months from March 2000. After that date, we will have to make other arrangements for supply, which could include the manufacture of ACTIQ in-house for the United States, or establishing supply arrangements with third parties. We also rely on third parties to distribute, provide customer service activities and accept and process returns. In addition, we depend upon sole suppliers for active drug substances contained in our products, and we depend upon single manufacturers that are qualified to manufacture finished commercial products. Although we employ a small number of persons to coordinate and manage the activities undertaken by these third parties, we have relatively limited experience in this regard. We maintain inventories of active drug substances and finished products to protect against supply disruptions, and are qualifying an additional manufacturer of finished product for PROVIGIL. Nevertheless, any disruption in these activities could impede our ability to sell our products and could reduce sales revenue.

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

  In certain foreign markets, pricing or profitability of pharmaceutical products is subject to various forms of direct and indirect governmental control. In the United States, there have been, and we expect there will continue to be, various federal and state proposals to implement similar government controls. The commercial success of our products could be limited if federal or state governments adopt any such proposals. In addition, in the United States and elsewhere, sales of pharmaceutical products depend in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors increasingly challenge the prices charged for products, and limit reimbursement levels offered to consumers for such products. Third party payors could focus their cost control efforts on our products, thereby limiting the commercial success of the products.

We experience intense competition in our fields of interest, which may adversely affect our business.

  Large and small companies, academic institutions, governmental agencies, and other public and private research organizations conduct research, seek patent protection, and establish collaborative arrangements for product development in competition with us. Products developed by any of these entities may compete directly with those we develop or sell. Competing products may provide greater therapeutic benefits for a specific indication, or may offer comparable performance at a lower cost. Many of these companies and institutions have substantially greater capital resources, research and development staffs and facilities than we have, and substantially greater experience in conducting clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. These entities represent significant competition for us. In addition, competitors who are developing products for the treatment of neurological or oncological disorders might succeed in developing technologies and products that are more effective than any that we develop or sell or that would render our technology and products obsolete or noncompetitive. Competition and innovation from these or other sources could negatively affect sales of our products or make them obsolete. Advances in current treatment methods also may adversely affect the market for such products. In addition, we may be at a competitive marketing disadvantage against companies that have broader product lines and whose sales personnel are able to offer more complementary products than we can.

Our products contain controlled substances.

  The active ingredients in PROVIGIL and ACTIQ are controlled substances regulated by the DEA. As controlled substances, the manufacture, shipment, export, sale and use of these products is subject to a high degree of regulation and accountability. These regulations also are imposed on prescribing physicians and other third parties, making the use of such products relatively complicated and expensive. Future products also may contain substances regulated by the DEA. In some cases, products containing controlled substances have generated public controversy which, in extreme cases, have resulted in further restrictions on marketing or even withdrawal of regulatory approval. In addition, negative publicity may bring about rejection of the product by the medical community. If the DEA or FDA withdrew the approval of, or placed additional significant restrictions on, the marketing of any of our products, our business could be materially and adversely affected.

We face significant product liability risks, which may have a negative effect on our financial performance.

  The administration of drugs to humans, whether in clinical trials or commercially, can result in product liability claims whether or not the drugs are actually at fault for causing an injury. Furthermore, our products may cause, or may appear to have caused, serious adverse side effects (including death) or potentially dangerous drug interactions that we may not learn about or understand fully until the drug has been administered to patients for some time. As our products are used more widely and in patients with varying medical conditions, the likelihood of an adverse drug reaction may increase. Product liability claims can be expensive to defend and may result in large judgments or settlements against us, which could have a negative effect on our financial performance. We maintain product liability insurance in amounts we believe to be commercially reasonable, but claims could exceed our coverage limits. Furthermore, we cannot be certain that we will always be able to purchase sufficient insurance at an affordable price. Even if a product liability claim is not successful, the adverse publicity and time and expense of defending such a claim may interfere with our business.

The results and timing of our research and development activities, including future clinical trials are difficult to predict, subject to future setbacks and, ultimately, may not result in any additional pharmaceutical products, which may adversely affect our business.

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

  Preclinical testing and clinical trials must demonstrate that a product candidate is safe and efficacious. The results from preclinical testing and early clinical trials may not be predictive of results obtained in subsequent clinical trials, and we cannot be sure that these clinical trials will demonstrate the safety and efficacy necessary to obtain regulatory approval for any product candidates. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. In addition, certain clinical trials are conducted with patients having the most advanced stages of disease. During the course of treatment, these patients often die or suffer other adverse medical effects for reasons that may not be related to the pharmaceutical agent being tested. Such events can have a negative impact on the statistical analysis of clinical trial results.

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

  Because we have limited resources, we have entered into a number of collaboration agreements with other pharmaceutical companies. These agreements often call for our partners to control the supply of bulk or formulated drugs for commercial use or for use in clinical trials; design and execution of clinical studies; process of obtaining regulatory approval to market the product; and/or marketing and selling of any approved product.

  In each of these areas, our partners may not support fully our research and commercial interests since our program may compete for time, attention and resources with the internal programs of our corporate collaborators. As such, we cannot be sure that our corporate collaborators will share our perspectives on the relative importance of our program, that they will commit sufficient resources to our program to move it forward effectively, or that the program will advance as rapidly as it might if we had retained complete control of all research, development, regulatory and commercialization decisions. We also rely on several of these collaborators and other third parties for the production of compounds and the manufacture and supply of pharmaceutical products. Additionally, we may find it necessary from time to time to seek new or additional partners to assist us in commercializing our products. It is uncertain whether we would be successful in establishing any such new or additional relationships.

Our product sales and related financial results will fluctuate and these fluctuations may cause our stock price to fall, especially if they are not anticipated by investors.

  A number of analysts and investors who follow our stock have developed models to attempt to forecast future product sales and have established earnings expectations based upon those models. Forecasting revenue growth is difficult, especially when there is little commercial history and when the level of market acceptance of the product is uncertain. Forecasting is further complicated by the difficulties in estimating stocking levels at pharmaceutical wholesalers and at retail pharmacies and in estimating potential product returns. As a result it is likely that there will be significant fluctuations in revenues, which may not meet with market expectations and which also may adversely affect our stock price. Other factors which cause our financial results to fluctuate unexpectedly include the cost of product sales, achievement and timing of research and development milestones, co-promotion and other collaboration revenues, cost and timing of clinical trials, marketing and other expenses and manufacturing or supply disruption.

We may incur additional losses.

  To date, we have not been profitable and our accumulated deficit was approximately $516 million at December 31, 2000. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from selling, general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective. We cannot be sure that we will obtain required regulatory approvals, or successfully develop, commercialize, manufacture and market any other product candidates.

The price of our common stock has been and may continue to be highly volatile.

  The market price of our common stock is volatile, and we expect it to continue to be volatile for the foreseeable future. For example, during the period January 1, 2000 through December 31, 2000, our common stock traded at a high price of $83.625 and a low price of $29.876. Negative announcements (such as adverse regulatory decisions, disappointing clinical trial results, disputes concerning patent or other proprietary rights, or operating results that fall below the market's expectations) could trigger significant declines in the price of our common stock. In addition, external events, such as news concerning our competitors, changes in government regulations that may impact the biotechnology or pharmaceutical industries or the movement of capital into or out of our industry, also are likely to affect the price of our common stock.

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

  Due to our past involvement in promoting STADOL NS(R) (butorphanol tartrate) Nasal Spray, a product of Bristol-Myers Squibb Company, we are co-defendants in a product liability action brought in November 2000 against Bristol-Myers. Although we cannot predict with certainty the outcome of this litigation, we believe that any expenses or damages that we may incur will be paid by Bristol-Myers under the indemnification provisions of our co-promotion agreement. As such, we do not believe that these actions will have a negative effect on our financial condition or results of operations.

  In February 2001, a complaint was filed in Utah state court by Zars, Inc. and one of its research scientists, against us and our subsidiary Anesta Corp. The plaintiffs are seeking a declaratory judgment to establish their right to develop transdermal or other products containing fentanyl and other pharmaceutically active agents under a royalty and release agreement between Zars and Anesta. The complaint also asks for unspecified damages for breach of contract and interference with economic relations. We believe that we have valid defenses to all claims raised in this action. In any event, we do not believe any judgment against us will have a material negative effect on our financial condition or results of operations.

We may never obtain approval to market MYOTROPHIN, it may not be cost-effective to pursue MYOTROPHIN for other indications, and therefore we may never derive revenue from MYOTROPHIN.

  We do not believe that the conditions for regulatory approval of MYOTROPHIN imposed by the FDA can be met without conducting an additional Phase 3 study, and we have no plans to conduct such a study at this time. However, we have had discussions with certain physicians who are seeking to obtain governmental and non-governmental funding to be used to conduct such a study. If this funding is obtained and the study is undertaken, we may allow reference to our IND, and supply MYOTROPHIN in quantities sufficient to conduct the study in exchange for the rights to use any clinical data generated by such study in support of FDA approval of our pending NDA. Even if an additional study is undertaken, the results will not be available for several years and may not be sufficient to obtain regulatory approval to market the product. If MYOTROPHIN is not approved for the treatment of ALS, then it is unlikely that we would pursue approval for the use of MYOTROPHIN to treat other indications. Additionally, if we do not obtain approval of MYOTROPHIN for ALS or pursue approval for other indications, rights to the product may revert back to CCP.

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

  Our research and development activities involve the controlled use of hazardous, infectious and radioactive materials that could be hazardous to human health and safety or the environment. We store these materials and various wastes resulting from their use at our facility pending ultimate use and disposal. We are subject to a variety of federal, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these materials and wastes, and we may be required to incur significant costs to comply with both existing and future environmental laws and regulations.

  We believe that our safety procedures for handling and disposing of these materials comply with federal, state and local laws and regulations, but the risk of accidental injury or contamination from these materials cannot be eliminated. In the event of an accident, we could be held liable for any resulting damages, which could adversely affect our financial condition or results of operations.

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

  We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person becomes an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 could have the effect of delaying or preventing a change of control of Cephalon. We also have adopted a "poison pill" rights plan that will dilute the stock ownership of an acquirer of our stock upon the occurrence of certain events. Section 203, the rights plan, and the provisions of our certificate of incorporation, our bylaws and Delaware corporate law, may have the effect of deterring hostile takeovers or delaying or preventing changes in control of our management, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

LIQUIDITY AND CAPITAL RESOURCES

  Cash, cash equivalents and investments at December 31, 2000 were $97,384,000, representing 32% of total assets, and at December 31, 1999 were $272,340,000, representing 87% of total assets.

 Net Cash Used for Operating Activities

  Net cash used for operating activities increased to $106,492,000 in 2000 as compared to $68,371,000 in 1999, an increase of $38,121,000. This increase is due primarily to an increase in the net loss before preferred dividends of $21,746,000 and to increases in receivables and inventories of $12,419,000 and $11,683,000, respectively.

  The increase in the net loss is due to the following:

  . An increase in gross margins from product sales of $50,188,000, primarily resulting from a $46,719,000 increase in PROVIGIL product sales.

  . One-time expenses of $42,611,000 recorded in 2000 relating to the final royalty payment associated with the revenue sharing notes, Anesta merger and integration costs, and acquired in-process research and development acquired from Abbott in the GABITRIL product rights transaction.

  . An increase in selling, general and administrative expenses of $25,814,000 due principally to marketing expenses associated with the commercial launch of PROVIGIL and an increase in the size of our sales force to fully support both PROVIGIL and our collaboration with Abbott to market GABITRIL offset by a $4,300,000 charge in 1999 related to the settlement of our securities litigation.

 Net Cash Provided by (Used for) Investing Activities

  A summary of net cash provided by (used for) investing activities for each of the years ended December 31 is as follows:

                                         2000          1999          1998
                                     ------------  -------------  -----------
Purchases of property and
 equipment.......................... $ (7,462,000) $  (1,029,000) $  (684,000)
Acquisition of intangible assets....  (56,627,000)           --           --
Sales and maturities (purchases) of
 investments, net...................  186,449,000   (162,772,000)  15,420,000
                                     ------------  -------------  -----------
Net cash provided by (used for)
 investing activities............... $122,360,000  $(163,801,000) $14,736,000
                                     ============  =============  ===========

 --Purchases of property and equipment

  The increase in purchases of property and equipment in 2000 is primarily the result of the expansion and renovation of our West Chester facility.

 --Acquisition of intangible assets

  During 2000, Abbott Laboratories entered into an agreement to transfer to us the exclusive rights to market, sell and further develop GABITRIL in the United States. Under the terms of this agreement, we will pay Abbott $100,000,000 through December 31, 2004 and an additional payment based on GABITRIL's product life. In the fourth quarter, we made an initial payment of $40,000,000, of which $22,200,000 was recorded as in-process research and development expense and $17,800,000 was recorded as an intangible asset. Under a separate agreement, we also paid $23,850,000 to Abbott in 2000 to reacquire the marketing rights to ACTIQ. We entered into a collaboration agreement with Novartis Pharma AG in 2000 to consolidate the sales and marketing efforts of four Novartis CNS products with PROVIGIL in the United Kingdom. In connection with this transaction, we made an initial payment of $14,977,000 in the fourth quarter which was recorded as an intangible asset.

 Net Cash (Used for) Provided by Financing Activities

  A summary of net cash (used for) provided by financing activities for each of the years ended December 31 is as follows:

                                          2000          1999         1998
                                      ------------  ------------  -----------
Proceeds from issuance of preferred
 stock............................... $        --   $120,028,000  $       --
Proceeds from issuance of common
 stock...............................       78,000    12,092,000   64,606,000
Proceeds from exercises of common
 stock options and warrants..........   39,370,000    35,942,000    2,616,000
Payments to acquire treasury stock...   (2,829,000)     (803,000)    (228,000)
Proceeds from issuance of long-term
 debt................................          --     30,500,000          --
Preferred dividends paid.............   (9,063,000)   (2,265,000)         --
Principal payments on and retirement
 of long-term debt...................  (32,766,000)   (1,989,000)  (2,011,000)
                                      ------------  ------------  -----------
Net cash (used for) provided by
 financing activities................ $ (5,210,000) $193,505,000  $64,983,000
                                      ============  ============  ===========

 --Proceeds from issuance of preferred stock

  During 1999, we completed a sale of 2,500,000 shares of convertible exchangeable preferred stock at $50 per share. The preferred stock is convertible into shares of our common stock at a conversion price of $17.92 per share. Dividends are cumulative at the annual rate of $3.625 per share and are payable quarterly. The preferred stock will be exchangeable, at our option, into 7 1/4% convertible debentures that also are convertible into shares of our common stock. We may redeem the preferred stock and the debentures at declining redemption prices commencing in August 2001.

 --Proceeds from issuance of common stock

  In connection with the May 1999 collaborative agreement, H. Lundbeck A/S purchased 1,000,000 shares of our common stock at a price of $12.00 per share, which was the average market price for the five trading days prior to the closing of the agreement. In December 1998, we closed a secondary offering of 3,250,000 shares of common stock at an offering price of $21.25 per share resulting in net proceeds of $64,478,000.

  In November 1993, Anesta adopted the Employee Stock Purchase Plan authorizing the issuance of 250,000 shares pursuant to purchase rights granted to employees of Anesta. Participants could elect to use up to 10% of their compensation to purchase Anesta's common stock at the end of each year at a price equal to 85% of the lower of the beginning or ending stock price in the plan period. For all periods presented, proceeds from issuance of common stock include proceeds received under this plan. The plan terminated in October 2000 upon the merger of Cephalon and Anesta.

 --Proceeds from exercises of common stock options and warrants

  The following is a summary of proceeds from exercises of common stock options and warrants for each of the years ended December 31:

                                                2000        1999        1998
                                             ----------- ----------- ----------
Proceeds from exercises of:
  Common stock options...................... $12,934,000 $ 8,958,000 $2,616,000
  Warrants..................................  26,436,000  26,984,000        --
                                             ----------- ----------- ----------
                                             $39,370,000 $35,942,000 $2,616,000
                                             =========== =========== ==========
Total number of shares issued...............   3,483,223   2,751,280    174,598
                                             =========== =========== ==========

  At December 31, 2000, warrants to purchase 265,800 shares of our common stock at an exercise price of $10.08 per share and options to purchase 5,253,730 shares of our common stock at various exercise prices were outstanding. The extent and timing of future warrant and option exercises, if any, are primarily dependent upon the market price of our common stock and general financial market conditions, as well as the exercise prices and expiration dates of the warrants and options.

 --Payments to acquire treasury stock

  Under the Equity Compensation Plan, we may grant restricted stock awards to employees. Upon vesting, shares of Cephalon common stock are withheld from the employee's stock award and returned to the treasury for the corresponding dollar value of payroll-related taxes.

 --Proceeds from issuance of long-term debt

  During 1999, we issued in a private placement $30,000,000 of revenue sharing notes that were subsequently retired in 2000. In July 1999, we borrowed an additional $500,000 on a term loan in connection with the remodeling of the facility in Salt Lake City, Utah.

 --Principal payments on long-term debt

  In the first quarter of 2000, we retired the $30,000,000 revenue sharing notes. In addition, for all periods presented, principal payments on long-term debt include payments on mortgage and building improvements loans and payments on capital lease obligations.

 Cash and Funding Requirements Outlook

  We currently believe that continued increases in sales of our three marketed products, PROVIGIL, ACTIQ and GABITRIL, in combination with other revenues will allow us to achieve profitability in 2001. If our expectations for product sales in 2001 are not realized, it may be difficult or impossible to achieve profitability. At this time, we cannot accurately predict the effect of certain developments on product sales such as the degree of market acceptance of our products, competition, the effectiveness of our sales and marketing efforts and our ability to demonstrate the utility of our products in indications beyond those already included in the FDA approved labels.

  Other revenues include receipts from collaborative research and development agreements and co-promotion agreements. The continuation of any of these agreements is subject to the achievement of certain milestones and to periodic review by the parties involved.

  We expect to continue to incur significant expenditures associated with the commercialization of PROVIGIL, ACTIQ and GABITRIL in the United States. These include product costs, sales and marketing costs, and costs associated with conducting additional clinical studies to explore the utility of these products in treating disorders beyond those currently approved in their respective labels.

  We also expect, as a result, to incur significant expenditures to fund research and development activities for our other products in development. We may seek sources of funding for a portion of these research programs through collaborative arrangements with third parties. However, we intend to retain a portion of the commercial rights to these programs and so we still expect to spend significant funds on our share of the cost of these programs, including the costs of research, preclinical development, clinical research and manufacturing.

  We will continue to pay quarterly dividends on our convertible exchangeable preferred stock unless the preferred stock is converted into convertible debentures or shares of our common stock. A conversion is not expected to occur until sometime after the beginning of the third quarter of 2001.

  Additionally, we will also require substantial funds to pay contractual obligations incurred in conjunction with the Abbott and Novartis transactions and the Anesta merger. We also may require additional funds to obtain additional product rights through licensing or acquisition and to expand our existing infrastructure.

 Commitments and Contingencies

 --Related Party

  In August 1992, we exclusively licensed our rights to MYOTROPHIN for human therapeutic use within the United States, Canada and Europe to Cephalon Clinical Partners, L.P. (CCP). Development and clinical testing of MYOTROPHIN is performed on behalf of CCP under a research and development agreement.

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

  Due to our past involvement in promoting STADOL NS(R) (butorphanol tartrate), a product of Bristol-Myers Squibb Company, we are co-defendants in a product liability action brought in November 2000 against Bristol-Myers.

  In February 2001, a complaint was filed in Utah state court by Zars, Inc. and one of its research scientists, against us and our subsidiary Anesta Corp. The plaintiffs are seeking a declaratory judgment to establish their right to develop transdermal or other products containing fentanyl and other pharmaceutically active agents under a royalty and release agreement between Zars and Anesta. The complaint also asks for unspecified damages for breach of contract and interference with economic relations.

  See "Certain Risks Related to Our Business."

RESULTS OF OPERATIONS

 Year ended December 31, 2000 compared to year ended December 31, 1999

  Revenues--Total revenues increased 117% to $111,790,000 in 2000 as compared to $51,434,000 in 1999. This increase was primarily due to a $64,035,000, or 232%, increase in product sales, of which $46,719,000 was attributed to a PROVIGIL sales increase and $12,937,000 was attributed to an ACTIQ sales increase. This increase was offset slightly by a 15% decrease in other revenues recognized under our collaborative efforts with other companies.

  Cost of Product Sales--The cost of product sales associated with PROVIGIL in 2000 increased to 20% of net product sales from 13% in 1999. All of the PROVIGIL sold in the United States during 1999 was produced prior to its December 1998 FDA approval and the costs of producing that material were recorded as research and development expense in those prior periods. As a result, 2000 is the first year since the commercial launch of PROVIGIL to include a full year's recognition of product costs. Product sales of PROVIGIL are recognized upon shipment of product and are recorded net of reserves for returns and allowances. The reserves are reviewed at each reporting period and adjusted to reflect data from which we estimate retail pharmacy stocking levels and the potential for product to be returned. Any changes in the reserve will result in changes in the amount of revenue recognized in the period and also the cost of product sales as a percentage of net product sales. During 2000, we reduced our reserve for returns and allowances, which resulted in an increase to PROVIGIL net sales of $4,370,000 without any corresponding cost of product sales. The cost of ACTIQ product sales as a percentage of ACTIQ sales decreased from 31% in 1999 to 24% in 2000 due to increased recognition of ACTIQ sales as a result of the reacquisition of full marketing rights to ACTIQ during 2000. In 2000, there were no costs associated with the sales of GABITRIL since the product was being marketed under a co-promotion agreement with Abbott. However, we will recognize cost from product sales of GABITRIL in 2001 as a result of our fourth quarter 2000 acquisition from Abbott of the exclusive rights to market, sell and further develop GABITRIL.

  Research and Development Expenses--For the year ended December 31, 2000, research and development expenses increased 24% to $69,829,000 from $56,483,000 in 1999. This change primarily resulted from an increase in expenditures associated with clinical development studies of PROVIGIL in areas other than narcolepsy and an increase in drug development and manufacturing costs for our compounds that have progressed into later stages of development.

  Selling, General and Administrative Expenses--The 43% increase in selling, general and administrative expenses to $85,967,000 for the year ended December 31, 2000 from $60,153,000 for 1999 was primarily due to marketing expenses associated with the commercialization of PROVIGIL and our collaboration agreement with Abbott to market GABITRIL, an increase in the size of our internal sales force to fully support both PROVIGIL and GABITRIL, and expenses associated with the hiring of a contract sales organization to promote ACTIQ. This increase was partially offset by a one-time charge of $4,300,000 in 1999 associated with the settlement of the securities litigation.

  Other Expenses--We recorded a number of one-time charges in the fourth quarter of 2000 including $6,600,000 representing the final royalty payment associated with the revenue sharing notes, $13,811,000 in merger and integration costs as a result of the merger with Anesta and $22,200,000 for in-process research and development costs associated with the acquisition of U.S. product rights to GABITRIL from Abbott.

  Other Income and Expense, Net--The $9,763,000 increase in net other income and expense from 1999 to 2000 is due to a decrease in interest expense associated with the revenue sharing notes and the recognition of $4,008,000 of interest income associated with the waiving of an interest rate penalty by the Commonwealth of Pennsylvania on a loan used to finance the purchase of our West Chester facilities. Partially offsetting the increase in other income was an increase in the exchange rate loss in 2000 due to a decline in currency exchange value of the pound Sterling (GBP) relative to both the U.S. dollar and to our other foreign operations' currencies that are remeasured into the GBP for financial reporting purposes.

  Cumulative Effect of a Change in Accounting Principle--We adopted the U.S. Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB
101) on Revenue Recognition and, as a result, we recorded a charge of $7,434,000 in the fourth quarter of 2000 to defer upfront license fees associated with our collaborative alliances that were previously recognized in revenues. These payments will be recognized over the performance periods of the alliances.

 Year ended December 31, 1999 compared to year ended December 31, 1998

  Revenues--Total revenues increased 215% to $51,434,000 in 1999 as compared to $16,330,000 in 1998. Revenues from product sales increased $26,681,000 primarily due to the launch of PROVIGIL in the United States. Other revenues increased due primarily to revenue recognized from the receipt of upfront fees related to the initiation of collaborative agreements with Lundbeck, Schwarz Pharma, Elan Pharma International, Novartis, Lafon and Swedish Orphan.

  Cost of Product Sales--For the year ended December 31, 1999, gross margins were 86%. The cost of product sales for PROVIGIL was 13% of sales and consisted primarily of royalties due to Lafon. Prior to FDA approval of PROVIGIL in December 1998, the cost of producing PROVIGIL was recorded as research and development expense in accordance with Statement of Financial Accounting Standards No. 2 "Accounting for Research and Development Costs." Approximately $3,769,000 of inventory costs were charged to expense in 1998 and, as a result, were excluded from cost of product sales in 1999. The cost of product sales for ACTIQ was 31% of net ACTIQ sales.

  Research and Development Expenses--For the year ended December 31, 1999, research and development expenses increased 8% to $56,483,000 from $52,461,000 in the same 1998 period due to expenditures on the clinical development of PROVIGIL and other research programs associated with our collaborative arrangements. These increases were partially offset by a decrease in expenses associated with the purchase of bulk modafinil, the active drug substance in PROVIGIL. Prior to receiving FDA approval to market PROVIGIL, purchases of modafinil were recorded as research and development expense.

  Selling, General and Administrative Expenses--The 52% increase in selling, general and administrative expenses to $60,153,000 for the year ended December 31, 1999 as compared to $39,663,000 for the corresponding 1998 period was due principally to marketing expenses associated with the commercial launch of PROVIGIL, an increase in the size of our sales force to fully support both PROVIGIL and our collaboration with Abbott to market GABITRIL, and the recording of a $4,300,000 provision related to the settlement of our securities litigation.

  Other Income and Expense, Net--The 81% decrease in net other income and expense from $4,724,000 in 1998 to $878,000 in 1999 is primarily due to an increase in interest expense associated with the revenue-sharing notes which was partially offset by an increase in interest income due to the investment of funds received from our secondary public offering completed in December of 1998.

  Extraordinary Charge--In connection with the restructuring of the revenue sharing notes, we recorded a loss in 1999 on the extinguishment of the notes of $11,187,000, which includes the prepayment penalty of $5,500,000 and the write-off of deferred financing costs and the remaining value of the associated warrants of $5,687,000. These notes were retired in the first quarter of 2000 for an aggregate payment of $35,500,000.

 Results of Operations Outlook

  We currently believe that continued increases in sales of our three U.S. marketed products, PROVIGIL, ACTIQ and GABITRIL, in combination with other revenues, will allow us to achieve profitability in 2001. Should our expectations for product revenue not be realized, this objective may be difficult or impossible to achieve. At this time, we cannot accurately predict the effect of certain developments on product sales such as the degree of market acceptance of our products, competition, the effectiveness of our sales and marketing efforts and our ability to demonstrate the utility of our products in indications beyond those already included in the FDA approved labels.

  Other revenues include revenue recognized under collaborative research and development agreements and co-promotion agreements. The continuation of any of these agreements is subject to the achievement of certain milestones and to periodic review by the parties involved.

  We expect to continue to incur significant expenditures associated with the commercialization of PROVIGIL, ACTIQ and GABITRIL in the United States. These include both the costs of the products as well as the costs of selling and marketing activities, and conducting additional clinical studies to explore the utility of these products in treating disorders beyond those currently approved in their respective labels.

  We also expect to incur significant expenditures to fund research and development activities for our other products in development. We may seek sources of funding for a portion of these research programs through collaborative arrangements with third parties. However, we intend to retain a portion of the commercial rights to these programs and, as a result, we still expect to spend significant funds on our share of the cost of these programs, including the costs of research, preclinical development, clinical research and manufacturing.

  We will continue to recognize quarterly dividends on our convertible exchangeable preferred stock unless the preferred stock is converted into convertible debentures or shares of our common stock. A conversion is currently not expected to occur until sometime after the beginning of the third quarter of 2001.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  We do not hold any derivative financial instruments and we do not engage in any speculative or derivative trading activities. Therefore, our market risk exposure is limited to changes in interest rates and foreign currency fluctuations. Our exposure to market risk for a change in interest rates relates primarily to our investment portfolio, since all of our outstanding debt is fixed rate. Our investments are classified as short-term and as "available for sale." We do not believe that short-term fluctuations in interest rates would materially affect the value of our securities. Our exposure to market risk for fluctuations in foreign currency relates primarily to the intercompany balance with our U.K. subsidiary. Exchange gains and losses related to amounts due from the U.K. subsidiary have been included in our consolidated statement of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Cephalon, Inc.:

  We have audited the accompanying consolidated balance sheets of Cephalon, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Anesta Corp., a company acquired during 2000 in a transaction accounted for as a pooling-of-interests, as discussed in Note 2. Such statements are included in the consolidated financial statements of Cephalon, Inc. and reflect total assets and total revenues of 25 percent and 13 percent in 1999, respectively, and total revenues of 4 percent in 1998 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for Anesta Corp., is based solely upon the report of the other auditors.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

  In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Cephalon, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

  As explained in Note 1 to the financial statements, effective January 1, 2000, the Company changed its method of accounting for revenue.

                                          /s/ Arthur Andersen LLP

Philadelphia, Pennsylvania
February 12, 2001

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Anesta Corp.:

  In our opinion, the balance sheet as of December 31, 1999 and the related statements of operations and comprehensive loss, of stockholder's equity and of cash flows for each of the two years in the period ended December 31, 1999 of Anesta Corp. (not presented separately herein) present fairly, in all material respects, the financial position, results of operations and cash flows of Anesta Corp. at December 31, 1999 and for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the financial statements of Anesta Corp. for any period subsequent to December 31, 1999.

                                          /s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah
February 18, 2000, except as to the
information presented in Note 14 (which is not presented herein) for which the date is March 13, 2000

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Cephalon, Inc.:

  We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Cephalon, Inc. and subsidiaries and have issued our report thereon dated February 12, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts is presented for purposes of complying with the Securities and Exchange Commissions' rules and is not part of the basic financial statements. This schedule has been subject to the auditing procedures applied in the audit of the basic financial statements and, in our opinion based on our audit and the report of other auditors, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ Arthur Andersen LLP

Philadelphia, Pennsylvania
February 12, 2001

                        CEPHALON, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                   December 31,   December 31,
                                                       2000           1999
                                                   -------------  -------------
                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents......................  $  36,571,000  $  24,898,000
  Investments....................................     60,813,000    247,442,000
  Receivables, net...............................     21,905,000      7,534,000
  Inventory......................................     20,161,000      4,258,000
  Other..........................................      1,579,000      1,996,000
                                                   -------------  -------------
    Total current assets.........................    141,029,000    286,128,000
PROPERTY AND EQUIPMENT, net of accumulated
 depreciation and amortization of $18,905,000 and
 $16,639,000.....................................     29,730,000     22,467,000
INTANGIBLE ASSETS, net of accumulated
 amortization of $1,679,000......................    135,794,000            --
OTHER............................................      1,882,000      3,667,000
                                                   -------------  -------------
                                                   $ 308,435,000  $ 312,262,000
                                                   =============  =============
      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable...............................  $   3,590,000  $   6,631,000
  Accrued expenses...............................     32,758,000     20,123,000
  Current portion of deferred revenues...........      1,469,000        746,000
  Current portion of long-term debt..............     42,950,000     32,239,000
                                                   -------------  -------------
    Total current liabilities....................     80,767,000     59,739,000
DEFERRED REVENUES................................      7,151,000      1,832,000
LONG-TERM DEBT...................................     55,138,000     15,701,000
OTHER............................................        186,000      4,207,000
                                                   -------------  -------------
    Total liabilities............................    143,242,000     81,479,000
                                                   -------------  -------------
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000
   shares authorized, 2,500,000 shares issued and
   outstanding, liquidation preference of
   $126,133,000 at December 31, 2000.............         25,000         25,000
  Common stock, $.01 par value, 100,000,000
   shares authorized, 42,478,225 and 38,904,174
   shares issued.................................        425,000        389,000
  Additional paid-in capital.....................    683,004,000    636,395,000
  Treasury stock, 138,183 and 84,633 shares
   outstanding...................................     (4,119,000)    (1,290,000)
  Accumulated deficit............................   (515,543,000)  (405,302,000)
  Accumulated other comprehensive income.........      1,401,000        566,000
                                                   -------------  -------------
    Total stockholders' equity...................    165,193,000    230,783,000
                                                   -------------  -------------
                                                   $ 308,435,000  $ 312,262,000
                                                   =============  =============

  The accompanying notes are an integral part of these consolidated financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Year Ended December 31,
                                     -----------------------------------------
                                         2000           1999          1998
                                     -------------  ------------  ------------
REVENUES: (Note 1)
  Product sales....................  $  91,637,000  $ 27,602,000  $    921,000
  Other revenues...................     20,153,000    23,832,000    15,409,000
                                     -------------  ------------  ------------
                                       111,790,000    51,434,000    16,330,000
                                     -------------  ------------  ------------
COSTS AND EXPENSES:
  Cost of product sales............     17,768,000     3,921,000        54,000
  Research and development.........     69,829,000    56,483,000    52,461,000
  Selling, general and
   administrative..................     85,967,000    60,153,000    39,663,000
  Royalty pre-payment on revenue-
   sharing notes...................      6,600,000           --            --
  Merger and integration costs.....     13,811,000           --            --
  Acquired in-process research and
   development.....................     22,200,000           --            --
                                     -------------  ------------  ------------
                                       216,175,000   120,557,000    92,178,000
                                     -------------  ------------  ------------
LOSS FROM OPERATIONS...............   (104,385,000)  (69,123,000)  (75,848,000)
                                     -------------  ------------  ------------
OTHER:
  Income...........................     12,895,000     9,255,000     6,741,000
  Expense..........................     (2,254,000)   (8,377,000)   (2,017,000)
                                     -------------  ------------  ------------
                                        10,641,000       878,000     4,724,000
                                     -------------  ------------  ------------
LOSS BEFORE EXTRAORDINARY CHARGE,
 DIVIDENDS ON PREFFERED STOCK AND
 CUMULATIVE EFFECT OF A CHANGE IN
 ACCOUNTING PRINCIPLE..............    (93,744,000)  (68,245,000)  (71,124,000)
EXTRAORDINARY CHARGE FOR EARLY
 EXTINGUISHMENT OF REVENUE SHARING
 NOTES (Note 9)....................            --    (11,187,000)          --
                                     -------------  ------------  ------------
LOSS BEFORE DIVIDENDS ON PREFERRED
 STOCK AND CUMULATIVE EFFECT OF A
 CHANGE IN ACCOUNTING PRINCIPLE....    (93,744,000)  (79,432,000)  (71,124,000)
DIVIDENDS ON CONVERTIBLE
 EXCHANGEABLE PREFERRED STOCK......     (9,063,000)   (3,398,000)          --
                                     -------------  ------------  ------------
LOSS BEFORE CUMULATIVE EFFECT OF A
 CHANGE IN ACCOUNTING PRINCIPLE....   (102,807,000)  (82,830,000)  (71,124,000)
CUMULATIVE EFFECT OF ADOPTING STAFF
 ACCOUNTING BULLETIN 101 (SAB
 101)..............................     (7,434,000)          --            --
                                     -------------  ------------  ------------
LOSS APPLICABLE TO COMMON SHARES...  $(110,241,000) $(82,830,000) $(71,124,000)
                                     =============  ============  ============
BASIC AND DILUTED LOSS PER COMMON
 SHARE:
Loss per common share before
 extraordinary charge and
 cumulative effect of adopting SAB
 101...............................  $       (2.51) $      (2.00) $      (2.15)
  Extraordinary charge.............            --          (0.31)          --
  Cumulative effect of adopting SAB
   101.............................          (0.19)          --            --
                                     -------------  ------------  ------------
                                     $       (2.70) $      (2.31) $      (2.15)
                                     =============  ============  ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING................     40,893,000    35,887,000    33,129,000
                                     =============  ============  ============
Pro forma loss applicable to common
 shares............................  $(102,807,000) $(89,873,000) $(71,291,000)
                                     =============  ============  ============
Pro forma basic and diluted loss
 per common share..................  $       (2.51) $      (2.50) $      (2.15)
                                     =============  ============  ============

The following data represents pro forma financial results assuming a retroactive adoption of a change in accounting principle (SAB 101):


  The accompanying notes are an integral part of these consolidated financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                Accumulated
                                                                   Other                         Additional
                  Comprehensive                  Accumulated   Comprehensive  Common  Preferred   Paid-in     Treasury
                      Loss           Total         Deficit     Income/(Loss)  Stock     Stock     Capital       Stock
                  -------------  -------------  -------------  ------------- -------- --------- ------------ -----------
BALANCE, JANUARY 1, 1998.......  $ 129,536,000  $(251,348,000)  $  (36,000)  $320,000  $   --   $380,859,000 $  (259,000)
 Loss............ $ (71,124,000)   (71,124,000)   (71,124,000)         --         --       --            --          --
 Foreign currency
  translation....       (18,000)
 Unrealized
  investment
  gains..........        26,000
                  -------------
 Other
  comprehensive
  income.........         8,000          8,000            --         8,000        --       --            --          --
                  -------------
 Comprehensive
  loss........... $ (71,116,000)
                  =============
 Issuance of common stock......     64,478,000            --           --      15,000      --     64,463,000         --
 Issuance of common stock under
  stock purchase plan..........        128,000            --           --         --       --        128,000         --
 Stock options and warrants
  exercised....................      2,105,000            --           --       1,000      --      2,104,000         --
 Restricted stock award plan...      1,500,000            --           --       1,000      --      1,499,000         --
 Employee benefit plan.........        583,000            --           --       1,000      --        582,000         --
 Conversion of convertible
  debentures...................     10,635,000            --           --      12,000      --     10,623,000         --
 Treasury stock acquired.......       (228,000)           --           --         --       --            --     (228,000)
                                 -------------  -------------   ----------   --------  -------  ------------ -----------
BALANCE, DECEMBER 31, 1998.....    137,621,000   (322,472,000)     (28,000)   350,000      --    460,258,000    (487,000)
 Loss............ $ (79,432,000)   (79,432,000)   (79,432,000)         --         --       --            --          --
 Foreign currency
  translation....       192,000
 Unrealized
  investment
  gains..........       402,000
                  -------------
 Other
  comprehensive
  income.........       594,000        594,000            --       594,000        --       --            --          --
                  -------------
 Comprehensive
  loss........... $ (78,838,000)
                  =============
 Issuance of common stock......     12,000,000            --           --      10,000      --     11,990,000         --
 Issuance of common stock under
  stock purchase plan..........         92,000            --           --         --       --         92,000         --
 Stock options and warrants
  exercised....................     36,012,000            --           --      27,000      --     35,985,000         --
 Restricted stock award plan...      1,023,000            --           --       1,000      --      1,022,000         --
 Employee benefit plan.........        453,000            --           --       1,000      --        452,000         --
 Convertible preferred stock
  issued.......................    120,028,000            --           --         --    25,000   120,003,000         --
 Dividends declared on
  convertible preferred stock..     (3,398,000)    (3,398,000)         --         --       --            --          --
 Revenue-sharing notes issued..      6,593,000            --           --         --       --      6,593,000         --
 Treasury stock acquired.......       (803,000)           --           --         --       --            --     (803,000)
                                 -------------  -------------   ----------   --------  -------  ------------ -----------
BALANCE, DECEMBER 31, 1999.....    230,783,000   (405,302,000)     566,000    389,000   25,000   636,395,000  (1,290,000)
 Loss............ $(101,178,000)  (101,178,000)  (101,178,000)         --         --       --            --          --
 Foreign currency
  translation....     1,015,000
 Unrealized
  investment
  losses.........      (180,000)
                  -------------
 Other
  comprehensive
  income.........       835,000        835,000            --       835,000        --       --            --          --
                  -------------
 Comprehensive
  loss........... $(100,343,000)
                  =============
 Issuance of common stock under
  stock purchase plan..........         78,000            --           --         --       --         78,000         --
 Stock options and warrants
  exercised....................     40,051,000            --           --      35,000      --     40,016,000         --
 Restricted stock award plan...      5,625,000            --           --       1,000      --      5,624,000         --
 Employee benefit plan.........        891,000            --           --         --       --        891,000         --
 Dividends declared on
  convertible preferred stock..     (9,063,000)    (9,063,000)         --         --       --            --          --
 Treasury stock acquired.......     (2,829,000)           --           --         --       --            --   (2,829,000)
                                 -------------  -------------   ----------   --------  -------  ------------ -----------
BALANCE, DECEMBER 31, 2000.....  $ 165,193,000  $(515,543,000)  $1,401,000   $425,000  $25,000  $683,004,000 $(4,119,000)
                                 =============  =============   ==========   ========  =======  ============ ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Year Ended December 31,
                                     ------------------------------------------
                                         2000           1999           1998
                                     -------------  -------------  ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Loss..............................  $(101,178,000) $ (79,432,000) $(71,124,000)
 Adjustments to reconcile loss to
  net cash used for operating
  activities:
  Cumulative effect of adoption of
   SAB 101.........................      7,434,000            --            --
  Depreciation and amortization....      3,945,000     10,573,000     2,636,000
  Non-cash compensation expense....      6,516,000      1,476,000     2,083,000
  Other............................            --             --         51,000
  (Increase) decrease in operating
   assets:
   Receivables.....................    (13,689,000)    (1,270,000)      958,000
   Inventory.......................    (15,903,000)    (4,220,000)      (38,000)
   Other current assets............        417,000     (2,078,000)    1,429,000
   Other long-term assets..........      1,785,000     (2,115,000)     (100,000)
  Increase(decrease) in operating
   liabilities:
   Accounts payable................     (3,041,000)     1,595,000     1,603,000
   Accrued expenses................     12,635,000      4,337,000    (2,194,000)
   Deferred revenues...............     (1,392,000)     2,051,000       177,000
   Other long-term liabilities.....     (4,021,000)       712,000       745,000
                                     -------------  -------------  ------------
    Net cash used for operating
     activities....................   (106,492,000)   (68,371,000)  (63,774,000)
                                     -------------  -------------  ------------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchases of property and
  equipment........................     (7,462,000)    (1,029,000)     (684,000)
 Acquistion of intangible assets...    (56,627,000)           --            --
 Sales and maturities (purchases)
  of investments, net..............    186,449,000   (162,772,000)   15,420,000
                                     -------------  -------------  ------------
    Net cash provided by (used for)
     investing activities..........    122,360,000   (163,801,000)   14,736,000
                                     -------------  -------------  ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Proceeds from issuance of
  preferred stock..................            --     120,028,000           --
 Proceeds from issuance of common
  stock............................         78,000     12,092,000    64,606,000
 Proceeds from exercises of common
  stock options and warrants.......     39,370,000     35,942,000     2,616,000
 Payments to acquire treasury
  stock............................     (2,829,000)      (803,000)     (228,000)
 Proceeds from issuance of long-
  term debt........................            --      30,500,000           --
 Preferred dividends paid..........     (9,063,000)    (2,265,000)          --
 Principal payments on and
  retirements of long-term debt....    (32,766,000)    (1,989,000)   (2,011,000)
                                     -------------  -------------  ------------
    Net cash (used for) provided by
     financing activities..........     (5,210,000)   193,505,000    64,983,000
                                     -------------  -------------  ------------
EFFECT OF EXCHANGE RATE CHANGES ON
 CASH AND CASH EQUIVALENTS.........      1,015,000        192,000       (18,000)
                                     -------------  -------------  ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS..................     11,673,000    (38,475,000)   15,927,000
CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR.................     24,898,000     63,373,000    47,446,000
                                     -------------  -------------  ------------
CASH AND CASH EQUIVALENTS, END OF
 YEAR..............................  $  36,571,000  $  24,898,000  $ 63,373,000
                                     =============  =============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

  Cephalon is an international biopharmaceutical company focused on the discovery, development and marketing of products to treat sleep disorders, neurological disorders, cancer and pain. In addition to an active research and development program, we market three products in the United States and eight products in various countries in Europe.

  In the United States, we maintain our corporate and research and development headquarters and market three products: PROVIGIL(R) (modafinil) Tablets [C-IV] for treating excessive daytime sleepiness associated with narcolepsy, ACTIQ(R) (oral transmucosal fentanyl citrate) [C-II] for the management of breakthrough cancer pain in opioid tolerant patients, and GABITRIL(R) (tiagabine hydrochloride) for the treatment of partial seizures associated with epilepsy. We market these products through our two specialty sales forces: the first, numbering approximately 130 representatives, details PROVIGIL and GABITRIL to neurologists, psychiatrists and sleep specialists; the second, numbering approximately 50 representatives, details ACTIQ to oncologists and pain specialists.

  In the United Kingdom, we market PROVIGIL and five other products, including TEGRETOL, a treatment for epilepsy and RITALIN, a treatment for ADHD. We also market other products in France, Germany, Austria and Switzerland. In support of our European sales and marketing efforts, we have established a European sales and marketing organization comprised of approximately 30 persons.

Principles of Consolidation

  The consolidated financial statements include the results of our operations and our wholly owned subsidiaries. Intercompany transactions have been eliminated. In October 2000, we completed a merger with Anesta Corp. in a transaction accounted for as a pooling-of-interests (see Note 2).

Translation of Foreign Financial Statements

  In accordance with SFAS No. 52, "Foreign Currency Translation," assets and liabilities of our foreign subsidiaries are translated at the year-end rate of exchange and the operating statements are translated at the average rate of exchange for the year. Gains or losses from translating foreign currency financial statements are accumulated in a separate component of stockholders' equity. Transaction gains and losses are included in other income (expenses) in the results of operations. The transaction loss for the year ended December 31, 2000 was $1,073,000; amounts in prior years are not material.

Pervasiveness of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

  Cash equivalents include investments in liquid securities with original maturities of three months or less. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," we consider our investments to be "available for sale." We classify these investments as short-term and carry them

                        CEPHALON, INC. AND SUBSIDIARIES
at fair market value. Unrealized gains and losses for the years 2000, 1999 and 1998 have been recorded as a separate component of stockholders' equity. All realized gains and losses on our available for sale securities are recognized in results of operations.

Inventory

  Inventory is stated at the lower of cost or market value using the first-in, first-out, or FIFO, method.

Property and Equipment

  Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to forty years. Property and equipment under capital leases are depreciated or amortized over the shorter of the lease term or the expected useful life of the assets. Expenditures for maintenance and repairs are charged to expense as incurred, while major renewals and betterments are capitalized. Our assets are reviewed and adjusted for impairment whenever events or circumstances have occurred that indicate that the remaining useful lives of the assets should be revised or that the remaining balance of such assets may not be recoverable based upon expectations of future undiscounted cash flows. No such adjustments were required as of December 31, 2000 and 1999.

Fair Value of Financial Instruments

  The carrying values of cash, cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate the respective fair values. None of our debt instruments that were outstanding as of December 31, 2000 have readily ascertainable market values; however, the carrying values approximate the respective fair values.

Revenue Recognition

  At December 31, revenues consisted of the following:

                                              2000        1999        1998
                                          ------------ ----------- -----------
   Product sales:
     PROVIGIL............................ $ 72,089,000 $25,370,000 $   728,000
     ACTIQ...............................   15,169,000   2,232,000     193,000
     GABITRIL............................    4,379,000         --          --
                                          ------------ ----------- -----------
   Total product sales...................   91,637,000  27,602,000     921,000
                                          ------------ ----------- -----------
   Commercial collaborations.............    4,694,000   6,972,000   5,773,000
   Research and development
    collaborations.......................   15,248,000  16,793,000   9,385,000
   Other.................................      211,000      67,000     251,000
                                          ------------ ----------- -----------
   Total other revenues..................   20,153,000  23,832,000  15,409,000
                                          ------------ ----------- -----------
   Total revenues........................ $111,790,000 $51,434,000 $16,330,000
                                          ============ =========== ===========

  Product sales are recognized upon shipment of product and are recorded net of reserves for returns and allowances. The reserve for product returns is derived by reviewing the history of each product's returns and by utilizing reports purchased from external, independent sources, including NDC Health Information Services, IMS Health and several pharmaceutical wholesalers, which provide prescription data, wholesale stocking levels and wholesale sales to retail pharmacies. From this data, we estimate retail pharmacy stocking levels. This data is reviewed to monitor product movement through the supply chain to identify slow moving product that is more likely to be returned. The reserves are reviewed at each reporting period and adjusted to reflect data available at

                        CEPHALON, INC. AND SUBSIDIARIES
that time. Any changes in the reserve will result in changes in the amount of product sales revenue recognized in the period.

  This methodology has resulted in the recognition of revenue only for product that we believe was prescribed to patients or that is currently in inventory at distribution centers and retail pharmacy locations and that we believe, based upon the history of reorders of product by these distribution centers and retail pharmacy locations, is likely to be used. To date, product returns have not been material and, as a result, we decreased the reserve for returns and allowances and recognized $4,370,000 in related PROVIGIL revenue in 2000. At each reporting period, we intend to continue to monitor inventory levels at the wholesalers and retail pharmacies, as well as reorder history and make appropriate adjustments to the reserve balance.

  During 2000, we adopted the SEC's Staff Accounting Bulletin No. 101 (SAB
101) on revenue recognition for use in recording revenues from collaborative research and development agreements and similar sources of other revenue. On collaborative agreements in which we receive non-refundable upfront payments, revenues are deferred and amortized over the total performance period for the collaboration. On collaborative agreements that provide for the receipt of milestone payments, revenues are recognized when the payor confirms that the milestone has been achieved. On collaborative agreements in which we receive payments based upon the level of our related research and development expenses, revenues are recognized as the related expenses are incurred.

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

  As of December 31, 2000, we recorded $8,620,000 of deferred revenues of which $1,469,000 is classified as current. These deferred revenues will be recognized over future periods in accordance with the revenue recognition policies mentioned above.

Research and Development

  All research and development costs are charged to expense as incurred.

Loss Per Common Share

  Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. For the years ended December 31, 2000, 1999, and 1998, diluted loss per common share is the same as basic loss per common share since the calculation of diluted loss per share excludes stock options, restricted stock awards, warrants and the conversion of convertible notes because the inclusion would be antidilutive.

Stock-based Compensation

  We account for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost is not required to be recognized for options granted at the then market value. Disclosures required with respect to alternative fair value measurement and recognition methods prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," are presented in Note 11.

                        CEPHALON, INC. AND SUBSIDIARIES

Supplemental Cash Flow Disclosures

  During the year, we recorded $54,182,000 and $26,664,000 of long-term debt relating to agreements with Abbott and Novartis Pharma AG, respectively, as part of the acquisition of intangible assets related to these agreements. In addition, we incurred $2,067,000 of capital lease obligations during the year for purchases of new equipment.

Reclassifications

  Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

2. MERGER

  On October 10, 2000, we completed a merger with Anesta Corp. under which we acquired all of the outstanding shares of Anesta in a tax-free, stock-for-stock transaction. Under the terms of the merger agreement, each stockholder of Anesta received 0.4765 shares of our common stock for each share of Anesta common stock. The merger has been accounted for as a pooling-of-interests and, accordingly, all of our prior period consolidated financial statements have been restated to include the results of operations, financial position, and cash flows of Anesta. Information concerning common stock, employee stock plans, and per share data has been restated on an equivalent share basis. There were no material adjustments required to conform the accounting policies of the two companies. Certain amounts of Anesta have been reclassified to conform to our reporting practices.

  The reconciliations of revenues, loss from continuing operations, and loss applicable to common shares of Cephalon and Anesta for the periods prior to the merger are as follows. Amounts for the nine months ended September 30, 2000 have been restated to give effect to the implementation of SAB 101 in the fourth quarter of 2000 retroactively to January 1, 2000.

                            Nine Months Ended
                              September 30,      Year Ended        Year Ended
                                  2000        December 31, 1999 December 31, 1998
                            ----------------- ----------------- -----------------
   Revenues:
     Cephalon..............   $ 61,442,000      $ 44,919,000      $ 15,655,000
     Anesta................      9,654,000         6,515,000           675,000
                              ------------      ------------      ------------
       Combined............   $ 71,096,000      $ 51,434,000      $ 16,330,000
                              ============      ============      ============
   Loss from continuing
    operations:
     Cephalon..............   $(27,373,000)     $(58,757,000)     $(55,407,000)
     Anesta................    (13,359,000)       (9,488,000)      (15,717,000)
                              ------------      ------------      ------------
       Combined............   $(40,732,000)     $(68,245,000)     $(71,124,000)
                              ============      ============      ============
   Loss applicable to
    common shares:
     Cephalon..............   $(34,170,000)     $(73,342,000)     $(55,407,000)
     Anesta................    (13,359,000)       (9,488,000)      (15,717,000)
                              ------------      ------------      ------------
       Combined............   $(47,529,000)     $(82,830,000)     $(71,124,000)
                              ============      ============      ============

                        CEPHALON, INC. AND SUBSIDIARIES

  In connection with the merger, we recorded merger and integration costs of $13,811,000 in the fourth quarter of 2000. The categories of costs incurred, the actual cash payments made in 2000, and the accrued balances at December 31, 2000 are as follows:

                                                  Amounts paid    Accrued at
                                         Total      in 2000    December 31, 2000
                                      ----------- ------------ -----------------
   Cash costs:
     Merger costs.................... $ 8,752,000  $8,752,000     $      --
     Integration costs...............   4,585,000     507,000      4,078,000
                                      -----------  ----------     ----------
       Total--cash costs.............  13,337,000  $9,259,000     $4,078,000
                                                   ==========     ==========
   Non-cash costs....................     474,000
                                      -----------
   Total costs....................... $13,811,000
                                      ===========

  Merger costs of $8,752,000 include investment banking, legal, accounting, printing, and other direct costs of the merger. All such amounts were incurred and paid in 2000. Integration costs of $4,585,000 represent severance payments made to employees whose responsibilities were deemed redundant due to the merger. Integration costs accrued at December 31, 2000 will be paid during 2001. The non-cash costs of $474,000 generally relate to write-offs of fixed assets and intangibles rendered obsolete due to the merger.

3. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

  Four pharmaceutical wholesalers accounted for approximately 64% and 92% of revenues from product sales for the years ended December 31, 2000 and 1999, respectively. These same four pharmaceutical wholesalers represented 38% and 47% of net receivables at December 31, 2000 and 1999, respectively. We control credit risk through credit approvals, credit limits and by performing ongoing credit evaluations of our customers. The loss of one of these customers could have a materially adverse effect on our business.

4. CASH, CASH EQUIVALENTS AND INVESTMENTS

  At December 31, cash, cash equivalents and investments consisted of the following:

                                                          2000         1999
                                                       ----------- ------------
   Cash and cash equivalents.......................... $36,571,000 $ 24,898,000
                                                       ----------- ------------
   Short-term investments (at market value):
     U.S. treasury securities.........................         --     1,001,000
     U.S. government agency obligations...............  13,569,000  104,519,000
     Commercial paper.................................  17,940,000   88,503,000
     Asset backed securities..........................  15,289,000   29,699,000
     Corporate bonds..................................  12,315,000   17,001,000
     Certificates of deposit..........................   1,700,000    6,719,000
                                                       ----------- ------------
                                                        60,813,000  247,442,000
                                                       ----------- ------------
                                                       $97,384,000 $272,340,000
                                                       =========== ============

  The contractual maturities of our investments in debt securities at December 31, 2000 are as follows:

   Less than one year.............................................. $12,674,000
   Greater than one year but less than two years...................  40,638,000
   Greater than two years but less than three years................   7,501,000
                                                                    -----------
                                                                    $60,813,000
                                                                    ===========

                        CEPHALON, INC. AND SUBSIDIARIES

  Some of our lease agreements contain covenants that obligate us to maintain minimum cash and investment balances, and a note payable is collateralized by a certificate of deposit (see Note 9).

5. INVENTORY

  At December 31, inventory consisted of the following:

                                                             2000        1999
                                                          ----------- ----------
   Raw material.......................................... $ 6,401,000 $1,570,000
   Work-in-process.......................................   5,325,000  1,616,000
   Finished goods........................................   8,435,000  1,072,000
                                                          ----------- ----------
                                                          $20,161,000 $4,258,000
                                                          =========== ==========

6. PROPERTY AND EQUIPMENT

  At December 31, property and equipment consisted of the following:

                                                         2000         1999
                                                      -----------  -----------
Land and buildings................................... $28,497,000  $22,914,000
Laboratory and office equipment......................  20,138,000   16,192,000
                                                      -----------  -----------
                                                       48,635,000   39,106,000
Less allowances for depreciation and amortization.... (18,905,000) (16,639,000)
                                                      -----------  -----------
                                                      $29,730,000  $22,467,000
                                                      ===========  ===========

  Depreciation expense was $2,266,000, $2,079,000, and $2,515,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

7. INTANGIBLE ASSETS

  At December 31, 2000, intangible assets consisted of the following:

                                                                       2000
                                                                   ------------
   GABITRIL product rights........................................ $ 71,982,000
   Novartis CNS product rights....................................   41,641,000
   ACTIQ marketing rights.........................................   23,850,000
                                                                   ------------
                                                                    137,473,000
   Less amortization..............................................   (1,679,000)
                                                                   ------------
                                                                   $135,794,000
                                                                   ============

  In March 2000, we agreed to purchase the marketing rights to ACTIQ from Abbott, for payments totaling $23,850,000. This asset is being amortized substantially over the 10-year life of the marketing rights acquired. We recognized $1,679,000 of related amortization expense for the year ended December 31, 2000.

  In October 2000, we purchased the product rights to market and sell GABITRIL from Abbott, effective December 23, 2000, for payments totaling $100,000,000. We determined that $22,200,000 of this amount is for in-process research and development relating to the expansion of additional approved uses for GABITRIL. These

                        CEPHALON, INC. AND SUBSIDIARIES
research and development costs are specific to the further development of GABITRIL, which may not prove to be successful, and have no alternative future uses. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," as clarified by Financial Accounting Standards Board Interpretation No. 4, this amount assigned to in-process research and development has been charged to expense in the fourth quarter of 2000. We recognized an intangible asset of $71,982,000 at December 31, 2000 based on the net present value of the remaining payments using an incremental borrowing rate of 7.5%. This asset will be amortized over the 15-year estimated useful life of the intangible asset acquired.

  In November 2000, we entered into a collaboration agreement with Novartis to consolidate the sales and marketing efforts of four Novartis CNS products with PROVIGIL in the United Kingdom, effective January 1, 2001, for payments totaling approximately $45,000,000. We recognized an intangible asset of $41,641,000 based on the net present value of the payments using an incremental borrowing rate of 7.5%. This asset will be amortized over the 10-year life of the agreement. Under the terms of the agreement, the companies will share the financial outcome generated from the sale of the five products in the United Kingdom.

8. ACCRUED EXPENSES

  At December 31, accrued expenses consisted of the following:

                                                          2000        1999
                                                       ----------- -----------
   Accrued payments associated with revenue sharing
    notes............................................  $ 2,200,000 $ 5,500,000
   Accrued compensation and benefits.................    6,532,000   4,324,000
   Accrued professional and consulting fees..........    3,822,000   3,422,000
   Accrued clinical trial fees and related expenses..    6,582,000   1,619,000
   Accrued license fees and royalties................    5,489,000   2,249,000
   Accrued merger and integration expenses...........    4,078,000         --
   Accrued dividends on preferred stock..............    1,133,000   1,133,000
   Other accrued expenses............................    2,922,000   1,876,000
                                                       ----------- -----------
                                                       $32,758,000 $20,123,000
                                                       =========== ===========

9. LONG-TERM DEBT

  At December 31, long-term debt consisted of the following:

                                                         2000          1999
                                                     ------------  ------------
   Capital lease obligations........................ $  2,342,000  $  1,608,000
   Mortgage and building improvement loans..........   14,900,000    16,332,000
   Revenue sharing notes............................          --     30,000,000
   Due to Abbott/Novartis (Note 7)..................   80,846,000           --
                                                     ------------  ------------
   Total debt.......................................   98,088,000    47,940,000
   Less current portion.............................  (42,950,000)  (32,239,000)
                                                     ------------  ------------
   Total long-term debt............................. $ 55,138,000  $ 15,701,000
                                                     ============  ============

  Aggregate maturities of long-term debt for the next five years are as follows: 2001--$42,950,000; 2002--$28,979,000; 2003--$11,035,000; 2004--
$6,481,000; 2005--$1,720,000, 2006 and thereafter--$6,923,000. We paid interest related to debt instruments of $4,352,000, $7,015,000, and, $1,314,000 in 2000, 1999 and 1998, respectively.

                        CEPHALON, INC. AND SUBSIDIARIES

Capital Lease Obligations

  We currently lease laboratory, production and computer equipment with a cost of $6,128,000. Under the terms of the lease agreements, we must maintain a minimum balance in unrestricted cash and investments of $30,000,000 or deliver to the lessor an irrevocable letter of credit in the amount of the then outstanding balance due on all equipment leased under the agreements. At December 31, 2000, the balance due under the lease agreements was $2,342,000. Our lease agreements provide us with an option to purchase the leased equipment at the conclusion of the lease.

Mortgage and Building Improvement Loans

  In March 1995, we purchased the buildings housing our administrative offices and research facilities in West Chester, Pennsylvania for $11,000,000. We financed the purchase through the assumption of an existing $6,900,000 first mortgage and from $11,600,000 in state funding provided by the Commonwealth of Pennsylvania. The first mortgage has a 15-year term with an annual interest rate of 9.625%. The state funding has a 15-year term with an annual interest rate of 2%. The state loans contained a provision that would have allowed the rate on the loans to be increased to prime plus 2% if we did not meet targets for hiring new employees in Pennsylvania by the end of 1999. We were accruing interest at this higher rate over the life of the loan. Although we did not meet the hiring target, in April 2000, we and the Commonwealth reached an agreement under which the Commonwealth waived the interest penalty. As a result, we recognized interest income in 2000 for the interest differential of $4,008,000 that was previously accrued. The loans require annual aggregate principal and interest payments of $1,800,000. The loans are secured by the buildings and by all our equipment located in Pennsylvania that is otherwise unsecured.

  We have a variable-rate term note payable in connection with the remodeling of our facility in Salt Lake City, Utah. Principal payments of $333,333 are due each July through 2005 and interest is payable quarterly at a rate of 8.5% as of December 31, 2000. The note is collateralized by a certificate of deposit of $1,700,000 at December 31, 2000.

Revenue Sharing Notes

  In February 1999, we completed a private placement of $30,000,000 of revenue-sharing notes. In connection with the notes, we issued warrants to purchase 1,945,000 shares of common stock at an exercise price of $10.08 per share. The estimated fair value of the warrants of $6,593,000 was recorded as a discount to the notes for amortization over the term on the notes. In December 1999, the notes were restructured whereby the maturity of the notes was accelerated and, as a result, we recorded a loss in 1999 on the extinguishment of the notes of $11,187,000, which includes the prepayment penalty of $5,500,000, the write-off of deferred financing costs and the amortization of the remaining debt discount of $5,687,000. The notes were retired during the first quarter of 2000 for an aggregate cash payment of $35,500,000. The former holders of the notes were to receive a payment of 6% of U.S. net sales of PROVIGIL through December 31, 2001. Under an amendment dated October 31, 2000, we agreed to pay the noteholders $6,600,000 and, in exchange, the noteholders agreed to relinquish royalty payments on all PROVIGIL net sales occurring after December 31, 2000. As of December 31, 2000, $2,200,000 is included in accrued expenses related to this royalty relinquishment.

Due to Abbott/Novartis

  In October 2000, we agreed to purchase the product rights to market and sell GABITRIL from Abbott for payments totaling $100,000,000, of which $40,000,000 was paid immediately and $60,000,000 will be paid in various installments through 2004. We recognized $54,182,000 at December 31, 2000 as the net present value of the remaining payments based on an incremental borrowing rate of 7.5%.

                        CEPHALON, INC. AND SUBSIDIARIES

  In November 2000, we entered into a collaboration agreement with Novartis to consolidate the sales and marketing efforts of four Novartis CNS products with PROVIGIL in the United Kingdom. In connection with this agreement, we agreed to pay Novartis approximately $45,000,000, of which approximately $15,000,000 was paid immediately and approximately $30,000,000 will be paid in various installments through 2002. We recognized $26,664,000 at December 31, 2000 as the net present value of the remaining payments based on an incremental borrowing rate of 7.5%. Under the terms of the agreement, the companies will share the financial outcome generated from the sale of the five products in the United Kingdom.

10. COMMITMENTS AND CONTINGENCIES

Leases

  We lease certain of our offices and automobiles under operating leases. Lease expense under all operating leases totaled $2,242,000, $2,721,000, and $1,811,000 in 2000, 1999, and 1998, respectively. We will continue to lease office space and automobiles under operating leases. Under these leases, we will pay rent of approximately $2,300,000 per year through 2003.

Related Parties

 --Cephalon Clinical Partners, L.P.

  In August 1992, we exclusively licensed our rights to MYOTROPHIN for human therapeutic use within the United States, Canada and Europe to CCP. Development and clinical testing of MYOTROPHIN is performed on behalf of CCP under a research and development agreement with CCP.

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

 --Stanley Research Foundation

  We paid expenses of $174,000, $314,000 and $250,000 in 2000, 1999 and 1998,
respectively, to the Stanley Research Foundation for preclinical and clinical research. The Stanley Research Foundation and its principal trustee are company stockholders.

Legal Proceedings

  We cooperated with an investigation conducted by the Office of Consumer Litigation of the U.S. Department of Justice, relating to the release during the period 1994-96 of some lots of MYOTROPHIN used in clinical trials and related reports filed with the FDA. On December 7, 2000, we learned that the Justice Department had closed its investigation and would not take any action against us or any of our employees or former employees in connection with this matter.

                        CEPHALON, INC. AND SUBSIDIARIES

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

  Due to our past involvement in promoting STADOL NS(R) (butorphanol tartrate) Nasal Spray, a product of Bristol-Myers Squibb Company, we are co-defendants in a product liability action brought in November 2000 against Bristol-Myers. Although we cannot predict with certainty the outcome of this litigation, we believe that any expenses or damages that we may incur will be paid by Bristol-Myers under the indemnification provisions of our co-promotion agreement. As such, we do not believe that these actions will have a negative effect on our financial condition or results of operations.

  In February 2001, a complaint was filed in Utah state court by Zars, Inc. and one of its research scientists, against us and our subsidiary Anesta Corp. The plaintiffs are seeking a declaratory judgment to establish their right to develop transdermal or other products containing fentanyl and other pharmaceutically active agents under a royalty and release agreement between Zars and Anesta. The complaint also asks for unspecified damages for breach of contract and interference with economic relations. We believe that we have valid defenses to all claims raised in this action. In any event, we do not believe any judgment against us will have a material negative effect on our financial condition or results of operations.

11. STOCKHOLDERS' EQUITY

Convertible Exchangeable Preferred Stock

  During the third quarter of 1999, we completed a private offering to institutional investors of 2,500,000 shares of convertible exchangeable preferred stock at $50 per share. Proceeds from the offering, net of fees and expenses, totaled $120,028,000. Dividends on the preferred stock are payable quarterly and are cumulative at the annual rate of $3.625 per share. We recognized $9,063,000 and $3,398,000 of preferred dividends during 2000 and 1999, respectively. The preferred stock is convertible into an aggregate of approximately 6,975,000 shares of our common stock at a conversion price of $17.92 per share, subject to adjustment in certain circumstances. The preferred stock will be exchangeable, at our option, into 7 1/4% convertible debentures that also are convertible into shares of our common stock. We may redeem the preferred stock and the debentures at declining redemption prices commencing in August 2001. The liquidation value of the preferred stock is $50 per share plus accrued and unpaid dividends.

Equity Compensation Plans

  We have established the Stock Option Plan and the Equity Compensation Plans for our employees, directors and certain other individuals. All grants and terms are authorized by the Compensation Committee of our Board of Directors. We may grant either non-qualified or incentive stock options under the plans, and also may grant restricted stock awards under the Equity Compensation Plan. The options and restricted stock awards generally become exercisable or vest ratably over four years from the grant date and the options must be exercised within ten years of the grant date.

                        CEPHALON, INC. AND SUBSIDIARIES

  The following tables summarize the aggregate option activity under the plans for the year ended December 31:

                           2000       1999     1998
                         ---------  -------- ---------
                                    Weighted            Weighted            Weighted
                                    Average             Average             Average
                                    Exercise            Exercise            Exercise
                          Shares     Price    Shares     Price    Shares     Price
                         ---------  -------- ---------  -------- ---------  --------
Outstanding, January
 1,..................... 4,601,272   $17.07  4,761,915   $14.43  4,157,245   $15.32
  Granted............... 1,796,200    49.69  1,008,143    24.43  1,237,244    11.97
  Exercised.............  (945,023)   15.16   (792,989)   11.61   (174,598)   14.37
  Canceled..............  (198,719)   22.76   (375,797)   15.07   (457,976)   16.73
                         ---------   ------  ---------   ------  ---------   ------
Outstanding, December
 31,.................... 5,253,730   $28.44  4,601,272   $17.07  4,761,915   $14.43
                         =========   ======  =========   ======  =========   ======
Exercisable at end of
 year................... 2,360,358   $17.95  2,404,025   $15.74  2,593,732   $14.79
                         =========   ======  =========   ======  =========   ======
Weighted average fair
 value of options
 granted during the
 year...................             $29.25              $15.25              $ 8.13
                                     ======              ======              ======

                                     Options Outstanding            Options Exercisable
                             ------------------------------------ ------------------------
                                        Weighted
                                         Average
                                        Remaining     Weighted                 Weighted
                                       Contractual    Average                  Average
   Range of Exercise Price    Number   Life (yrs)  Exercise Price  Number   Exercise Price
   -----------------------   --------- ----------- -------------- --------- --------------
    $ 6.00-
     $17.99                  2,011,981     6.4         $10.84     1,420,175     $11.60
    $18.00-
     $30.00                  1,245,944     6.7          25.61       596,071      24.90
    $30.01-
     $67.31                  1,995,805     8.7          47.96       344,112      32.15
                             ---------     ---         ------     ---------     ------
                             5,253,730     7.4         $28.44     2,360,358     $17.95
                             =========     ===         ======     =========     ======

  During the year, the 2000 Equity Compensation Plan was approved, thereby increasing the number of shares subject to the annual grants awarded under all of the plans by 1,500,000 shares. At December 31, 2000, 896,563 shares were available for future grants under all of the plans.

  During 2000, 1999, and 1998, we received proceeds of $12,934,000, $8,958,000, and $2,616,000 respectively, from the exercise of stock options.

  The following table summarizes restricted stock award activity for the years ended December 31:

                                                 Restricted Stock Awards
                                             ----------------------------------
                                                2000        1999        1998
                                             ----------  ----------  ----------
Outstanding, January 1,.....................    496,700     280,425     237,825
  Granted...................................    119,200     355,550     142,450
  Vested....................................   (146,725)    (83,300)    (75,725)
  Canceled..................................    (22,325)    (55,975)    (24,125)
                                             ----------  ----------  ----------
Outstanding, December 31,...................    446,850     496,700     280,425
                                             ----------  ----------  ----------
Compensation expense recognized............. $5,625,000  $1,023,000  $1,500,000
                                             ==========  ==========  ==========

                        CEPHALON, INC. AND SUBSIDIARIES

  We have opted to disclose only the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as they pertain to financial statement recognition of compensation expense attributable to option grants. As such, no compensation cost has been recognized for our stock option plans. If we had elected to recognize compensation cost based on the fair value of stock options as prescribed by SFAS 123, the pro forma loss and loss per share amounts would have been as follows:

                                        2000           1999          1998
                                    -------------  ------------  ------------
   As reported
     Loss.......................... $(110,241,000) $(82,830,000) $(71,124,000)
     Basic and diluted loss per
      share........................ $       (2.70) $      (2.31) $      (2.15)
   Pro forma
     Loss.......................... $(116,971,000) $(92,306,000) $(77,277,000)
     Basic and diluted loss per
      share........................ $       (2.86) $      (2.57) $      (2.33)

  The fair value of the options granted during 2000, 1999 and 1998 were estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

                                                       2000     1999     1998
                                                      -------  -------  -------
   Risk free interest rate...........................    5.87%    5.89%    5.23%
   Expected life..................................... 6 years  6 years  6 years
   Expected volatility...............................      56%      56%      56%
   Expected dividend yield...........................       0%       0%       0%

Warrants

  During 1999 investors in CCP exercised warrants to purchase 1,958,291 shares of common stock. Proceeds associated with these exercises totaled $26,984,000. All outstanding warrants associated with CCP expired on August 31, 1999.

  The private placement of the revenue-sharing notes included the issuance of warrants, expiring March 1, 2004, to purchase 1,945,000 shares of our common stock at an exercise price of $10.08 per share. The estimated aggregate value of the warrants of $6,593,000 was recorded as a discount to the notes and a portion of this amount was charged to interest expense. In connection with the restructuring of the revenue sharing notes in 1999, we recorded a loss which included the remaining value of the warrants (see Note 9). During 2000, warrants to purchase 1,679,200 shares of common stock at an exercise price of $10.08 per share were exercised.

  In February 1994, Chiron was issued a warrant to purchase 750,000 shares of common stock with an exercise price of $18.50 per share. Chiron exercised this warrant in 2000.

  In April 1997, we issued warrants to purchase 84,000 shares of our common stock at an exercise price of $24.77 per share to the placement agent in connection with the private placement of senior convertible notes. These warrants were exercised in 2000.

Qualified Savings and Investment Plan

  We have a profit sharing plan pursuant to section 401(k) of the Internal Revenue Code whereby eligible employees may contribute up to 15% of their annual salary to the plan, subject to statutory maximums. The plan provides for discretionary matching contributions by us in cash or a combination of cash and shares of our common stock. Our contribution for the years 1998 through 2000 was 100% of the first 6% of employee salaries contributed in the ratio of 50% cash and 50% Cephalon stock. We contributed $1,837,000, $1,369,000, and

                        CEPHALON, INC. AND SUBSIDIARIES

$1,155,000, in cash and common stock to the plan for the years 2000, 1999, and 1998, respectively. Prior to the merger (see Note 2), Anesta had a 401(k) Plan whereby eligible employees were able to contribute up to 25% of their annual salary to the plan. Anesta had the option of making discretionary contributions equal to 25% of participant contributions up to 6% of participant compensation. Anesta contributed $58,000, $53,000 and $58,000 for the years 2000, 1999 and 1998, respectively.

Employee Stock Purchase Plan

  In November 1993, Anesta adopted the Employee Stock Purchase Plan authorizing the issuance of 250,000 shares pursuant to purchase rights granted to employees of Anesta. Participants could elect to use up to 10% of their compensation to purchase Anesta's common stock at the end of each year at a price equal to 85% of the lower of the beginning or ending stock price in the plan period. This plan terminated in October 2000 upon the merger of Cephalon and Anesta (see Note 2).

Pro forma Aggregate Conversions or Exercises

  At December 31, 2000, the conversion or exercise of outstanding options, warrants and convertible exchangeable preferred stock into shares of Cephalon common stock in accordance with their terms would increase the outstanding number of shares of common stock by approximately 12,495,000 shares, or 29%.

Preferred Share Purchase Rights

  In November 1993, our Board of Directors declared a dividend distribution of one right for each outstanding share of common stock. In addition, a right attaches to and trades with each new issue of our common stock. Each right entitles each registered holder, upon the occurrence of certain events, to purchase from us a unit consisting of one one-hundredth of a share of our Series A Junior Participating Preferred Stock, or a combination of securities and assets of equivalent value, at a purchase price of $90.00 per unit, subject to adjustment.

12. INCOME TAXES

  Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities recognized for financial reporting and income tax purposes, and operating loss and tax credit carryforwards. Significant components of our net deferred taxes as of December 31 are as follows:

                                                     2000           1999
                                                 -------------  -------------
   Net operating loss carryforwards............. $ 130,218,000  $ 103,743,000
   Capitalized research and development
    expenditures................................    52,452,000     42,920,000
   Federal research and development tax
    credits.....................................     9,903,000      8,760,000
   Deferred revenue.............................     3,311,000            --
   Other--net...................................     1,384,000      2,150,000
                                                 -------------  -------------
   Total deferred tax assets....................   197,268,000    157,573,000
   Valuation allowance..........................  (197,268,000)  (157,573,000)
                                                 -------------  -------------
   Net deferred tax assets...................... $         --   $         --
                                                 =============  =============

  The deferred tax asset valuation allowance increased by $39,695,000 during the year. A valuation allowance was established for 100% of the deferred tax assets as realization of the tax benefits is not assured.

  At December 31, 2000, we had net operating loss carryforwards for U.S. federal income tax purposes of approximately $340,330,000 that will begin to expire in 2003. We also have international net operating loss

                        CEPHALON, INC. AND SUBSIDIARIES
carryforwards of approximately $19,280,000 with indefinite expiration dates. The net operating loss carryforwards differ from the accumulated deficit principally due to differences in the recognition of certain research and development expenses for financial and federal income tax reporting purposes. Federal research tax credits of $9,903,000 are available to offset future tax payments, and begin to expire in 2003.

  The amount of U.S. federal net operating loss carryforwards which can be utilized in any one period will be limited by federal income tax regulations since a change in ownership as defined in Section 382 of the Internal Revenue Code occurred in current and prior years. We do not believe that such limitation will have a material adverse impact on the utilization of our carryforwards.

13. SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                             2000 Quarter Ended
                             ------------------------------------------------------
                                            September
                             December 31,      30,         June 30,     March 31,
                             ------------  ------------  ------------  ------------
   Statement of Operations
    Data:
   Total revenues..........  $ 40,694,000  $ 28,056,000  $ 23,385,000  $ 19,655,000
   Gross profit on product
    sales..................    26,669,000    18,838,000    14,219,000    14,143,000
   Loss before dividends
    and cumulative effect
    of a change in
    accounting principle...   (53,012,000)  (15,030,000)  (13,342,000)  (12,360,000)
   Dividends on preferred
    stock..................    (2,266,000)   (2,266,000)   (2,265,000)   (2,266,000)
   Cumulative effect of
    adopting Staff
    Accounting Bulletin 101
    (SAB 101)..............           --            --            --     (7,434,000)
   Loss applicable to
    common shares..........  $(55,278,000) $(17,296,000) $(15,607,000) $(22,060,000)
   Basic and diluted loss
    per common share:
     Loss..................  $      (1.32) $      (0.42) $      (0.39) $      (0.37)
     Cumulative effect of
      adopting SAB 101.....           --            --            --          (0.19)
                             ------------  ------------  ------------  ------------
                             $      (1.32) $      (0.42) $      (0.39) $      (0.56)
                             ============  ============  ============  ============
   Weighted average number
    of shares outstanding..    41,801,000    41,298,000    40,427,000    39,141,000

  Amounts for each of the first three quarters of 2000 have been restated to give effect for the implementation of SAB 101 in the fourth quarter of 2000 retroactively to January 1, 2000. The impact of the change resulted in an increase in total revenues and a corresponding decrease in loss before cumulative effect of a change in accounting principle of $291,000, $334,000, and $29,000 for the quarters ended September 30, June 30, and March 31, respectively, as compared to amounts previously reported. The change in accounting principle resulted in a $0.01 decrease in basic and diluted loss per share before the change in accounting principle in the quarter ended September 30, 2000.

                        CEPHALON, INC. AND SUBSIDIARIES

                                              1999 Quarter Ended
                             -------------------------------------------------------
                             December 31,  September 30,    June 30,     March 31,
                             ------------  -------------  ------------  ------------
   Statement of Operations
    Data:
   Total revenues..........  $ 21,028,000  $ 13,648,000   $ 12,323,000  $  4,435,000
   Gross profit on product
    sales..................     9,109,000     7,402,000      5,605,000     1,565,000
   Loss before
    extraordinary charge
    and dividends..........   (15,788,000)  (15,560,000)   (14,066,000)  (22,831,000)
   Extraordinary charge for
    early extinguishment of
    debt...................   (11,187,000)          --             --            --
   Dividends on preferred
    stock..................    (2,291,000)   (1,107,000)           --            --
   Loss applicable to
    common shares..........  $(29,266,000) $(16,667,000)  $(14,066,000) $(22,831,000)
   Basic and diluted loss
    per common share:
     Loss before
      extraordinary
      charge...............  $      (0.47) $      (0.45)  $      (0.40) $      (0.65)
     Extraordinary charge..         (0.29)          --             --            --
                             ------------  ------------   ------------  ------------
                             $      (0.76) $      (0.45)  $      (0.40) $      (0.65)
                             ============  ============   ============  ============
   Weighted average number
    of shares outstanding..    38,748,000    37,058,000     35,297,000    35,072,000

Pro Forma Results

  The following data represents pro forma financial results assuming a retroactive adoption of a change in accounting principle (SAB 101).

                                              2000 Quarter Ended
                             -------------------------------------------------------
                             December 31,  September 30,    June 30,     March 31,
                             ------------  -------------  ------------  ------------
   Statement of Operations
    Data:
   Total revenues..........  $ 40,694,000  $ 28,056,000   $ 23,385,000  $ 19,655,000
   Gross profit on product
    sales..................    26,669,000    18,838,000     14,219,000    14,143,000
   Loss before dividends...   (53,012,000)  (15,030,000)   (13,342,000)  (12,360,000)
   Dividends on preferred
    stock..................    (2,266,000)   (2,266,000)    (2,265,000)   (2,266,000)
   Loss applicable to
    common shares..........  $(55,278,000) $(17,296,000)  $(15,607,000) $(14,626,000)
   Basic and diluted loss
    per common share.......  $      (1.32) $      (0.42)  $      (0.39) $      (0.37)
                             ============  ============   ============  ============
   Weighted average number
    of shares outstanding..    41,801,000    41,298,000     40,427,000    39,141,000

                        CEPHALON, INC. AND SUBSIDIARIES

                                             1999 Quarter Ended
                             ------------------------------------------------------
                                            September
                             December 31,      30,         June 30,     March 31,
                             ------------  ------------  ------------  ------------
   Statement of Operations
    Data:
   Total revenues..........  $ 17,079,000  $ 12,631,000  $ 10,220,000  $  4,461,000
   Gross profit on product
    sales..................     9,109,000     7,402,000     5,605,000     1,565,000
   Loss before
    extraordinary charge
    and dividends..........   (19,737,000)  (16,577,000)  (16,169,000)  (22,805,000)
   Extraordinary charge for
    early extinguishment of
    debt...................   (11,187,000)          --            --            --
   Dividends on preferred
    stock..................    (2,291,000)   (1,107,000)          --            --
   Loss applicable to
    common shares..........  $(33,215,000) $(17,684,000) $(16,169,000) $(22,805,000)
   Basic and diluted loss
    per common share:
     Loss before
      extraordinary
      charge...............  $      (0.57) $      (0.48) $      (0.46) $      (0.65)
     Extraordinary charge..         (0.29)          --            --            --
                             ------------  ------------  ------------  ------------
                             $      (0.86) $      (0.48) $      (0.46) $      (0.65)
                             ============  ============  ============  ============
   Weighted average number
    of shares outstanding..    38,748,000    37,058,000    35,297,000    35,072,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by Item 10 on directors and nominees is incorporated by reference to the information under the caption "Proposal 1-- Nominees for Election" in our definitive proxy statement for the 2001 annual meeting of stockholders. The names, ages and positions held by our executive officers as of December 31, 2000 are as follows:

    Name                 Age                            Position
    ----                 ---                            --------
Frank Baldino, Jr.,       47 Chairman and Chief Executive Officer
 Ph.D. .................

J. Kevin Buchi..........  45 Senior Vice President and Chief Financial Officer

Peter E. Grebow,          54 Senior Vice President, Business Development
 Ph.D. .................

Earl W. Henry, M.D. ....  55 Senior Vice President, Clinical Research and Regulatory Affairs

John E. Osborn..........  43 Senior Vice President, General Counsel and Secretary

Robert P. Roche, Jr. ...  45 Senior Vice President, Pharmaceutical Operations

Carl A. Savini..........  51 Senior Vice President, Human Resources

Jeffry L. Vaught,         50 Senior Vice President and President, Research and Development
 Ph.D. .................

  All executive officers are elected by the Board of Directors to serve in their respective capacities until their successors are elected and qualified or until their earlier resignation or removal.

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

  Mr. Buchi joined Cephalon as Controller in March 1991 and held several financial positions with the Company prior to being appointed Senior Vice President and Chief Financial Officer in April 1996. Between 1985 and 1991, Mr. Buchi served in a number of financial positions with E.I. duPont de Nemours and Company. Mr. Buchi received his masters of management degree from the J.L. Kellogg Graduate School of Management, Northwestern University in 1982.

  Dr. Grebow joined Cephalon in January 1991 and served as Senior Vice President, Drug Development prior to holding his current position as Senior Vice President, Business Development. From 1988-90, Dr. Grebow served as Vice President of Drug Development for Rorer Central Research, a division of Rhone-Poulenc Rorer Pharmaceuticals Inc., a pharmaceutical company. Dr. Grebow received his Ph.D. degree in Chemistry from the University of California, Santa Barbara.

  Dr. Henry joined Cephalon in August 1997 as Vice President, Clinical Operations, and was appointed Senior Vice President, Clinical Research and Regulatory Affairs in October 1998. Prior to Cephalon, Dr. Henry served as Vice President, Clinical Research for Guilford Pharmaceuticals. From 1992-95, he was Executive Director, Clinical Research at Sandoz, Inc. and spent five years at Pfizer Central Research. Dr. Henry received his M.D. degree from the University of Chicago and completed his clinical training in neurology and neuropathology at Harvard Medical School, where he held a faculty appointment. Dr. Henry resigned his position with Cephalon in February, 2001.

  Mr. Osborn joined Cephalon in March 1997 and has served as Senior Vice President, General Counsel and Secretary since January 1999. He was appointed Senior Vice President in September 1998 and prior to that served as Vice President, Legal Affairs. From 1992-97, Mr. Osborn was employed by The DuPont Merck Pharmaceutical Company. Prior to that, he served in the Bush administration with the U.S. Department of State, was associated with the law firm Hale and Dorr in Boston, and clerked for a U.S. Court of Appeals judge. Mr. Osborn received his law degree from the University of Virginia and also holds a masters degree in international studies from The Johns Hopkins University.

  Mr. Roche joined Cephalon in January 1995 and has served as Senior Vice President, Pharmaceutical Operations since November 2000. Prior to that he was appointed to Senior Vice President of Sales and Marketing in June 1999 and prior to that as Vice President, Sales and Marketing. Previously, Mr. Roche was Director and Vice President, Worldwide Strategic Product Development, for SmithKline Beecham's central nervous system and gastrointestinal products business, and held senior marketing and management positions with that company in the Philippines, Canada and Spain. Mr. Roche graduated from Colgate University and received a master of business administration degree from The Wharton School, University of Pennsylvania.

  Mr. Savini joined Cephalon in June 1993 and has served as Senior Vice President, Human Resources since January 2000. Prior to that he served as Director, Human Resources and was appointed Vice President, Human Resources in January 1995. From 1983-93, Mr. Savini was employed by Bristol-Myers Squibb Company and from 1981-83 he was employed by Johnson & Johnson's McNeil Pharmaceuticals. Mr. Savini graduated from Pennsylvania State University and received a master of business administration degree from La Salle College.

  Dr. Vaught has been responsible for Cephalon's research operations since joining the Company in August 1991, and currently serves as Senior Vice President and President, Research and Development. Prior to joining Cephalon, Dr. Vaught was employed by the R. W. Johnson Pharmaceutical Research Institute, a subsidiary of Johnson & Johnson. Dr. Vaught received his Ph.D. degree from the University of Minnesota.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by Item 11 is incorporated by reference to the information under the caption "Compensation of Executive Officers and Directors" in our definitive proxy statement for the 2001 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Item 12 is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for the 2001 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Item 13 is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" in our definitive proxy statement for the 2001 annual meeting of stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements

  The following is a list of our consolidated financial statements and our subsidiaries and supplementary data included in this report under Item 8:

  Reports of Independent Public Accountants.

  Consolidated Balance Sheets as of December 31, 2000 and 1999.

  Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998.

  Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

  Notes to Consolidated Financial Statements.

Financial Statement Schedules

  Schedule II--Valuation and Qualifying Accounts

  Schedules, other than those listed above, are omitted because they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.

Reports on Form 8-K

  During the fiscal quarter ended December 31, 2000, we filed Current Reports on Form 8-K as follows:

  .  October 18, 2000 announcing the completion of the merger with Anesta
     Corp.;

  . November 3, 2000 announcing an agreement whereby Abbott Laboratories will transfer its U.S. product rights to GABITRIL to Cephalon;

  . November 3, 2000 announcing the payment in full of $6.6 million to the note holders of the outstanding revenue-sharing notes;

  . November 28, 2000 announcing a collaboration agreement with Novartis Pharma AG; and

  . December 8, 2000 announcing the closing of the investigation conducted by the Office of Consumer Litigation of the U.S. Department of Justice.

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

 4.2(a) Amended and Restated Rights Agreement, dated as of January 1, 1999 between Cephalon, Inc. and StockTrans, Inc. As Rights Agent. (Exhibit
         1) (27).

 Exhibit
   No.   Description
 ------- -----------
  4.2(b) First Amendment to Amended and Restated Rights Agreement, dated July
         31, 2000 between Cephalon, Inc. and StockTrans, Inc. as Rights Agent.
         (Exhibit 1) (31).

  4.3(a) Form of Note Purchase Agreement, dated as of February 24, 1999 by and between Cephalon and Investor. (Exhibit 4.3(a)) (20).

  4.3(b) Form of Revenue Sharing Senior Secured Note due 2002 dated March 1,
         1999. (Exhibit 4.3(b)) (25).

  4.3(c) Form of Class A Warrant. (Exhibit 4.3(c)) (20).

  4.3(d) Form of Class B Warrant. (Exhibit 4.3(d)) (20).

  4.3(e) Security Agreement, dated March 1, 1999 between Cephalon, Inc. and
         Delta Opportunity Fund, Ltd., as collateral agent. (Exhibit 4.3(e))
         (20).

  4.3(f) Patent and Trademark Agreement, dated March 1,1999 between Cephalon,
         Inc. and Delta Opportunity Fund, Ltd., as collateral agent. (Exhibit
         4.3(f)) (20).

  4.4(a) Specimen Preferred Stock Certificate of Cephalon, Inc. (Exhibit 4.1)
         (24).

  4.4(b) Certificate of the Powers, Designations, Preferences and Rights of the
         $3.625 Convertible Exchangeable Preferred Stock filed August 17, 1999.
         (Exhibit 4.2) (24).

  4.4(c) Indenture, dated as of August 18, 1999 between Cephalon, Inc. and
         State Street Bank and Trust Company, as Trustee. (Exhibit 4.3) (24).

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

  4.4(f) Incentive Warrant to purchase 115,050 shares of Common Stock of
         Cephalon, Inc. issued to PaineWebber Incorporated. (Exhibit 10.6) (6).

  4.4(g) Fund Warrant to purchase 19,950 shares of Common Stock of Cephalon,
         Inc. issued to PaineWebber R&D Partners III, L.P. (Exhibit 10.7) (6).

 10.1    Letter agreement, dated March 22, 1995 between Cephalon, Inc. and the
         Salk Institute for Biotechnology Industrial Associates, Inc. (Exhibit
         99.1) (15).

 10.2    Deliberately omitted.

 10.3    Stock Purchase Agreement, dated July 28, 1995 between Cephalon, Inc.
         and Kyowa Hakko Kogyo Co., Ltd. (Exhibit 99.3) (16).

 10.4(a) License Agreement, dated May 15, 1992 between Cephalon, Inc. and Kyowa
         Hakko Kogyo Co., Ltd. (Exhibit 10.6) (4) (25).

 10.4(b) Letter agreement, dated March 6, 1995 amending the License Agreement between Cephalon, Inc. and Kyowa Hakko Kogyo Co., Ltd. (Exhibit
         10.4(b)) (14) (25).

 10.4(c) Letter agreement, dated May 11, 1999 amending the License Agreement between Cephalon, Inc. and Kyowa Hakko Kogyo Co., Ltd. (Exhibit
         10.4(c)) (25) (28).

 10.5(a) Supply Agreement, dated January 20, 1993 between Cephalon, Inc. and
         Laboratoire L. Lafon. (Exhibit 10.5(a)) (22).

 10.5(b) License Agreement, dated January 20, 1993 between Cephalon, Inc. and
         Laboratoire L. Lafon. (Exhibit 10.5(b)) (22).

 10.5(c) Trademark Agreement, dated January 20, 1993 between Cephalon, Inc. and
         Genelco S.A. (Exhibit 10.5(c)) (22).

 Exhibit
   No.    Description
 -------- -----------
  10.5(d) Amendment to License Agreement and Supply Agreement, dated July 21,
          1993 between Cephalon, Inc. and Laboratoire L. Lafon. (Exhibit
          10.5(d)) (22).

  10.5(e) Amendment to Trademark Agreement, dated July 21, 1993 between
          Cephalon, Inc. and Genelco S.A. (Exhibit 10.5(e)) (22).

  10.5(f) Amendment No. 2 to License Agreement, dated January 3, 1994 between
          Cephalon, Inc. and Laboratoire L. Lafon. (Exhibit 99.1) (21).

  10.5(g) Amendment No. 2 to Trademark Agreement, dated August 23, 1995 between
          Cephalon, Inc. and Genelco S.A. (Exhibit 99.2) (21).

  10.5(h) Amendment No. 3 to License Agreement, dated June 8, 1995 between
          Cephalon, Inc. and Laboratoire L. Lafon. (Exhibit 99.2) (15).

  10.5(i) Amendment No. 4 to License Agreement and Supply Agreement, dated
          August 23, 1995 between Cephalon, Inc. and Laboratoire L. Lafon.
          (Exhibit 10.5(g)) (22).

  10.5(j) Amendment No. 5 to License Agreement and Supply Agreement, dated
          January 21, 1998 between Cephalon, Inc. and Laboratoire L. Lafon.
          (Exhibit 10.5(h)) (20) (25).

  10.5(k) Amendment No. 6 to License Agreement and Supply Agreement, dated
          February 2, 1998 between Cephalon, Inc. and Laboratoire L. Lafon.
          (Exhibit 10.5(i)) (20) (25).

  10.5(l) Amendment No. 3 to Trademark Agreement, dated January 21, 1998 between Cephalon, Inc. and Genelco S.A. (Exhibit 10.5(j)) (20) (25).

  10.5(m) Amendment No. 4 to Trademark Agreement, dated February 9, 1998 between Cephalon, Inc. and Genelco S.A. (Exhibit 10.5(k)) (20) (25).

  10.5(n) Amendment No. 7 to License Agreement and Supply Agreement, dated
          January 27, 2000 between Cephalon, Inc. and Laboratoire L. Lafon.
          (10.5(n)) (25) (29).

  10.5(o) Amendment No. 8 to License Agreement and Supply Agreement, dated
          January 27, 2000 between Cephalon, Inc. and Laboratoire L. Lafon.
          (10.5(n)) (25) (29).

 *10.5(p) Amendment No. 5 to Trademark Agreement, dated January 27, 2000 between Cephalon, Inc. and Genelco S.A. (26).

 *10.5(q) Amendment No. 6 to Trademark Agreement, dated January 27, 2000 between Cephalon, Inc. and Genelco S.A. (26).

 *10.5(r) Amendment No. 7 to Trademark Agreement, dated July 31, 2000 between
          Cephalon, Inc. and Genelco S.A. (26).

 +10.6(a) Cephalon, Inc. Amended and Restated 1987 Stock Option Plan. (Exhibit
          10.7) (4).

 +10.6(b) Cephalon, Inc. Equity Compensation Plan. (Exhibit 10.6(b)) (17).

 +10.6(c) Cephalon, Inc. Non-Qualified Deferred Compensation Plan. (Exhibit
          10.6(c)) (10).

 +10.6(d) Cephalon, Inc. 2000 Equity Compensation Plan For Employees and Key
          Advisors. (Exhibit 99.1) (32).

  10.7    Form of Note Purchase Agreement, dated as of January 15, 1997 between
          Cephalon, Inc. and the several purchasers of Cephalon's Senior
          Convertible Notes, without exhibits. (Exhibit 10.1) (18).

  10.8(a) Amended and Restated Agreement of Limited Partnership, dated as of
          June 22, 1992 by and among Cephalon Development Corporation, as general partner, and each of the limited partners of Cephalon
          Clinical Partners, L.P. (Exhibit 10.1) (6).

  10.8(b) Amended and Restated Product Development Agreement, dated as of
          August 11, 1992 between Cephalon, Inc. and Cephalon Clinical
          Partners, L.P. (Exhibit 10.2) (6) (25).



  Exhibit
    No.    Description
 --------- -----------
  10.8(c)  Purchase Agreement, dated as of August 11, 1992 by and between
           Cephalon, Inc. and each of the limited partners of Cephalon Clinical
           Partners, L.P. (Exhibit 10.3) (6) (25).

  10.8(d)  Pledge Agreement, dated as of August 11, 1992 between Cephalon
           Clinical Partners, L.P. and Cephalon, Inc. (Exhibit 10.8) (6).

  10.8(e)  Promissory Note, dated as of August 11, 1992 issued by Cephalon
           Clinical Partners, L.P. to Cephalon, Inc. (Exhibit 10.9) (6).

  10.8(f) Form of Promissory Note, issued by each of the limited partners of Cephalon Clinical Partners, L.P. to Cephalon Clinical Partners, L.P.
           (Exhibit 10.10) (6).

  10.9     Supply, Distribution and License Agreement, dated as of July 27,
           1993 between Kyowa Hakko Kogyo Co., Ltd. and Cephalon, Inc. (Exhibit
           10.3) (11) (25).

  10.10(a) Agreement, dated January 7, 1994 between Cephalon, Inc. and Chiron
           Corporation. (Exhibit 10.1) (12) (25).

  10.10(b) Letter agreement, dated January 13, 1995 amending Agreement between
           Cephalon, Inc. and Chiron Corporation. (Exhibit 10.12(b)) (14) (25).
  10.10(c) Letter agreement, dated May 23, 1995 amending Agreement between
           Cephalon, Inc. and Chiron Corporation. (Exhibit 10.12(c)) (17) (25).
  10.11(a) Agreement, dated May 17, 1994 between Cephalon, Inc. and TAP
           Holdings Inc. (formerly TAP Pharmaceuticals Inc.). (Exhibit 99.2)
           (13) (25).
  10.11(b) Amendment, dated June 28, 1996 amending Agreement between Cephalon,
           Inc. and TAP Holdings Inc. (Exhibit 10.13(b)) (19) (25).
  10.12 Toll Manufacturing and Packaging Agreement, dated February 24, 1998 between Cephalon, Inc. and Circa Pharmaceuticals, Inc. (Exhibit
           10.12) (20) (25).
  10.13(a) Marketing and Development Collaboration Agreement, dated June 10,
           1999 between Cephalon, Inc. and Abbott Laboratories Inc. (Exhibit
           10.13) (22) (26).
 *10.13(b) GABITRIL Product Agreement, dated October 31, 2000 between Cephalon,
           Inc. and Abbott Laboratories. (26).
 *10.13(c) Toll Manufacturing and Packaging Agreement, dated October 31, 2000 between Cephalon, Inc. and Abbott Laboratories. (26).
  10.14    Joint Research, Development and License Agreement, dated May 28,
           1999 between Cephalon, Inc. and H. Lundbeck A/S. (Exhibit 10.14)
           (22) (26).
  10.15(a) Amended and Restated Copromotion Agreement, dated January 1, 1999 between Cephalon, Inc. and Bristol-Myers Squibb Company. (Exhibit
           10.15) (22) (26).
 *10.15(b) Letter Terminating Amended and Restated Copromotion Agreement, dated
           August 11, 2000 between Cephalon, Inc. and Bristol-Myers Squibb
           Company. (26).
  10.16    Development and License Agreement, dated December 15, 1999 between
           Schwarz Pharma AG and Cephalon, Inc. (26).
 *10.17(a) Managed Services Agreement, dated November 27, 2000 between Cephalon
           (UK) Limited and Novartis Pharmaceuticals UK Limited. (26).
 *10.17(b) License Agreement, dated November 27, 2000 between Cephalon, Inc.
           and Novartis AG. (26).
 *10.17(c) Collaboration Agreement, dated November 27, 2000 between Cephalon,
           Inc. and Novartis AG. (26).
 *10.17(d) Distribution Agreement, dated November 27, 2000 between Cephalon
           (UK) Limited and Novartis Pharmaceuticals UK Limited. (26).


  Exhibit
    No.    Description
 --------- -----------
  10.18(a) Agreement and Plan of Merger, dated July 14, 2000 by and among
           Cephalon, Inc., Anesta Corp. and C Merger Sub, Inc. (Exhibit 99.1)
           (30).
  10.18(b) Distribution, License and Supply Agreement, dated December 7, 1999, between Anesta Corp. and Elan Pharma International Limited. (Exhibit
           10.18) (25) (33).
  10.18(c) Termination and Asset Sale and Purchase Agreement, dated March 13,
           2000 between Abbott Laboratories, Inc. and Anesta Corp. (Exhibit
           10.19) (25) (34).
  10.18(d) Technology License Agreement, dated September 16, 1985, as amended through December 3, 1993 between Anesta Corp. and the University of
           Utah Research Foundation. (Exhibit 10.6) (25) (35).
  10.18(f) Wiley Post Plaza Lease, dated December 7, 1994 between Anesta Corp.
           and Asset Management Services. (Exhibit 10.13) (36).
 *23.1     Consent of Arthur Andersen LLP
 *23.2     Consent of PricewaterhouseCoopers LLP
 *24       Power of Attorney (included on the signature page to this Form 10-K
           Report).

--------
 *  Filed herewith.
 +  Compensation plans and arrangements for executives and others.
 (1) Filed as an Exhibit to the Registration Statement on Form S-1 filed on March 15, 1991.
 (2) Filed as an Exhibit to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-39413) filed on April 19, 1991.
 (3) Filed as an Exhibit to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 33-39413) filed on April 22, 1991.
 (4) Filed as an Exhibit to the Transition Report on Form 10-K for transition period January 1, 1991 to December 31, 1991, as amended by Amendment No. 1 filed on September 4, 1992 on Form 8.
 (5) Filed as an Exhibit to the Company's Current Report on Form 8-K filed on December 31, 1992.
 (6) Filed as an Exhibit to the Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.
 (7) Filed as an Exhibit to the Registration Statement on Form S-3 (Registration No. 33-58006) filed on February 8, 1993.
 (8) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
 (9) Filed as an Exhibit to the Company's Current Report on Form 8-K dated June 8, 1993.
(10) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
(11) Filed as an Exhibit to the Registration Statement on Form S-3 (Registration No. 33-73896) filed on January 10, 1994.
(12) Filed as an Exhibit to the Company's Current Report on Form 8-K dated January 10, 1994.
(13) Filed as an Exhibit to the Company's Current Report on Form 8-K dated May 17, 1994.
(14) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
(15) Filed as an Exhibit to the Registration Statement on Amendment No. 1 to Form S-3 (Registration No. 33-93964) filed on June 30, 1995.
(16) Filed as an Exhibit to the Registration Statement on Amendment No. 2 to Form S-3 (Registration No. 33-93964) filed on July 31, 1995.
(17) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
(18) Filed as an Exhibit to the Registration Statement on Form S-3 (Registration No. 333-20321) filed on January 24, 1997.

(19) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
(20) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(21) Filed as an Exhibit to the Company's Current Report on Form 8-K filed August 3, 1999.
(22) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1999.
(23) Filed as an Exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-87421) filed September 20, 1999.
(24) Filed as an Exhibit to the Company's Registration Statement on Form S-3 (Registration No. 333-88985) filed October 14, 1999.
(25) Portions of the Exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment granted by the Securities and Exchange Commission.
(26) Portions of the Exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
(27) Filed as an Exhibit to the Company's Form 8-A/A (12G) filed on January 20, 1999.
(28) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(29) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2000.
(30) Filed as an Exhibit to the Company's Current Report on Form 8-K filed July 21, 2000.
(31) Filed as an Exhibit to the Company's Form 8-A/12G filed on August 2,
     2000.
(32) Filed as an Exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-52640) filed on December 22, 2000.
(33) Filed as an Exhibit to Anesta Corp.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(34) Filed as an Exhibit to Anesta Corp.'s Quarterly Report on Form 10-Q for the period ending March 31, 2000.
(35) Filed as an Exhibit to Anesta Corp.'s Registration Statement on Form S-1 (File No. 33-72608) filed May 31, 1996.
(36) Filed as an Exhibit to Anesta Corp.'s Annual Report on Form 10-K (File No. 0-23160) for the fiscal year ended December 31, 1994.

                        CEPHALON, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                              Balance at
                              Beginning                              Balance at
                                of the      Additions       Other    End of the
Year Ended December 31,          Year    (Deductions) (1) Deductions    Year
-----------------------       ---------- ---------------- ---------- ----------
Reserve for sales discounts,
 returns and allowances:
  2000......................  $5,949,000   $(1,980,000)   $2,079,000 $1,890,000
  1999......................         --      6,607,000       658,000  5,949,000

--------
(1) Amounts represent charges and reductions to expenses and revenue.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2001                      Cephalon, Inc.

                                                 /s/ Frank Baldino, Jr.
                                          By: _________________________________
                                                 Frank Baldino, Jr., Ph.D.
                                                Chairman and Chief Executive
                                                          Officer

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

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ Frank Baldino, Jr.           Chairman and Chief           March 30, 2001
______________________________________  Executive Officer
      Frank Baldino, Jr., Ph.D.         (Principal executive
                                        officer)

        /s/ J. Kevin Buchi             Sr. Vice President and       March 30, 2001
______________________________________  Chief Financial Officer
            J. Kevin Buchi              (Principal financial and
                                        accounting officer)

       /s/ William P. Egan             Director                     March 30, 2001
______________________________________
           William P. Egan

      /s/ Robert J. Feeney,            Director                     March 30, 2001
______________________________________
       Robert J. Feeney, Ph.D.

     /s/ Martyn D. Greenacre           Director                     March 30, 2001
______________________________________
         Martyn D. Greenacre

        /s/ David R. King              Director                     March 30, 2001
______________________________________
            David R. King

        /s/ Kevin E. Moley             Director                     March 30, 2001
______________________________________
            Kevin E. Moley

        /s/  Horst Witzel              Director                     March 30, 2001
______________________________________
        Horst Witzel, Dr.-Ing.