Form 10-Q
period 2001-03-31
CEPHALON INC
filed 2001-05-14
CIK 873364

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly Period Ended     March 31, 2001
                                        --------------

| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Transition Period from                 to
                                     --------------    ---------------

     Commission File Number        0-19119


                                 CEPHALON, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                   Delaware                                 23-2484489
  ---------------------------------------------      ------------------------
  (State Other Jurisdiction of Incorporation or         (I.R.S. Employer
                 Organization)                        Identification Number)

  145 Brandywine Parkway,  West Chester,  PA                       19380-4245
  ---------------------------------------------      ------------------------
  (Address of Principal Executive Offices)                         (Zip Code)

 Registrant's Telephone Number, Including Area Code             (610) 344-0200
                                                                --------------

                                 Not Applicable
               ---------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                          If Changed Since Last Report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X    No
                                           -----     -------
Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                               Outstanding as of May 7, 2001
     ----------------------------                  -----------------------------
     Common Stock, par value $.01                        49,562,313 Shares


This Report Includes a Total of 23 Pages

                        CEPHALON, INC. AND SUBSIDIARIES
                        -------------------------------



                                     INDEX
                                     -----

                                                                       Page No.
                                                                       --------


PART I - FINANCIAL INFORMATION

     Item 1.    Consolidated Financial Statements (Unaudited)

                Consolidated Balance Sheets -                               3
                March 31, 2001 and December 31, 2000

                Consolidated Statements of Operations -                     4
                Three months ended March 31, 2001 and 2000

                Consolidated Statements of Cash Flows -                     5
                Three months ended March 31, 2001 and 2000

                Notes to Consolidated Financial Statements                  6

     Item 2.    Management's Discussion and Analysis of                    10
                Financial Condition and Results of Operations

     Item 3.    Quantitative and Qualitative Disclosure about Market Risk  21

PART II - OTHER INFORMATION

     Item 1.    Legal Proceedings                                          22

     Item 6.    Exhibits and Reports on Form 8-K                           22


SIGNATURES                                                                 23

                         CEPHALON, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (Unaudited)


                                                                                   March 31,       December 31,
                                                                                     2001             2000
                                                                                 -------------    -------------
                                     ASSETS
                                     ------

CURRENT ASSETS:
     Cash and cash equivalents ...............................................   $  56,180,000    $  36,571,000
     Investments .............................................................      37,946,000       60,813,000
     Receivables, net ........................................................      23,058,000       21,905,000
     Inventory (Note 2) ......................................................      26,731,000       20,161,000
     Other ...................................................................       3,183,000        1,579,000
                                                                                 -------------    -------------
          Total current assets ...............................................     147,098,000      141,029,000

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization of $19,507,000 and $18,905,000 ...............      30,776,000       29,730,000
INTANGIBLE ASSETS, net of accumulated
  amortization of $4,540,000 and $1,679,000 (Note 3) .........................     132,933,000      135,794,000
OTHER ........................................................................       1,894,000        1,882,000
                                                                                 -------------    -------------
                                                                                 $ 312,701,000    $ 308,435,000
                                                                                 =============    =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
     Accounts payable ........................................................   $   3,829,000    $   3,590,000
     Accrued expenses ........................................................      29,966,000       32,758,000
     Current portion of deferred revenues ....................................       2,795,000        1,469,000
     Current portion of long-term debt (Note 4) ..............................      43,722,000       42,950,000
                                                                                 -------------    -------------
          Total current liabilities ..........................................      80,312,000       80,767,000

DEFERRED REVENUES ............................................................       8,062,000        7,151,000
LONG-TERM DEBT  (Note 4) .....................................................      55,029,000       55,138,000
OTHER ........................................................................         170,000          186,000
                                                                                 -------------    -------------
          Total liabilities ..................................................     143,573,000      143,242,000
                                                                                 -------------    -------------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 5,000,000 shares authorized, 2,500,000 shares issued and outstanding, liquidation
      preference of $126,133,000 at March 31, 2001 ...........................          25,000           25,000
    Common stock, $.01 par value, 100,000,000 shares authorized,
     43,124,178 and 42,478,225 shares issued and outstanding .................         431,000          425,000
    Additional paid-in capital ...............................................     697,846,000      683,004,000
    Treasury stock, 138,183 shares outstanding ...............................      (4,119,000)      (4,119,000)
    Accumulated deficit ......................................................    (527,351,000)    (515,543,000)
    Accumulated other comprehensive income ...................................       2,296,000        1,401,000
                                                                                 -------------    -------------
          Total stockholders' equity .........................................     169,128,000      165,193,000
                                                                                 -------------    -------------
                                                                                 $ 312,701,000    $ 308,435,000
                                                                                 =============    =============

                         CEPHALON, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)

                                                                              Three Months Ended
                                                                                  March 31,
                                                                        ----------------------------
                                                                            2001           2000
                                                                        ------------    ------------
REVENUES:
     Product sales ..................................................   $ 40,822,000    $ 16,211,000
     Other revenues .................................................      6,250,000       3,444,000
                                                                        ------------    ------------
                                                                          47,072,000      19,655,000
                                                                        ------------    ------------

COSTS AND EXPENSES:
     Cost of product sales ..........................................      8,298,000       2,068,000
     Research and development .......................................     19,269,000      14,581,000
     Depreciation and amortization ..................................      3,489,000         503,000
     Selling, general and administrative ............................     24,707,000      17,656,000
                                                                        ------------    ------------
                                                                          55,763,000      34,808,000
                                                                        ------------    ------------

LOSS FROM OPERATIONS ................................................     (8,691,000)    (15,153,000)
                                                                        ------------    ------------

OTHER:

     Income .........................................................      1,507,000       4,039,000
     Expense ........................................................     (2,358,000)     (1,246,000)
                                                                        ------------    ------------
                                                                            (851,000)      2,793,000
                                                                        ------------    ------------

LOSS BEFORE DIVIDENDS ON PREFERRED STOCK AND
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE ...............     (9,542,000)    (12,360,000)

Dividends on convertible exchangeable preferred stock ...............     (2,266,000)     (2,266,000)
                                                                        ------------    ------------

LOSS BEFORE CUMULATIVE EFFECT OF A CHANGE
IN ACCOUNTING PRINCIPLE .............................................    (11,808,000)    (14,626,000)

Cumulative effect of adopting Staff Accounting Bulletin 101 (SAB 101)             --      (7,434,000)
                                                                        ------------    ------------

LOSS APPLICABLE TO COMMON SHARES ....................................   $(11,808,000)   $(22,060,000)
                                                                        ============    ============

BASIC AND DILUTED LOSS PER COMMON SHARE:
  Loss per common share before cumulative effect of adopting SAB 101    $      (0.28)   $      (0.37)
  Cumulative effect of adopting SAB 101 .............................             --           (0.19)
                                                                        ------------    ------------
                                                                        $      (0.28)   $      (0.56)
                                                                        ============    ============

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING ......................................     42,732,000      39,141,000
                                                                        ============    ============

                         CEPHALON, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                              Three Months Ended
                                                                                  March 31,

                                                                      ----------------------------
                                                                          2001             2000
                                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Loss .........................................................   $ (9,542,000)   $(19,794,000)
     Adjustments to reconcile loss to net cash
     used for operating activities:
           Cumulative effect of adoption of SAB 101 ...............             --       7,434,000
           Depreciation and amortization ..........................      3,489,000         503,000
           Non-cash interest expense ..............................      1,073,000              --
           Non-cash compensation expense ..........................      1,711,000       1,499,000
           Other ..................................................        (10,000)       (500,000)
          (Increase) decrease in operating assets:

               Receivables ........................................     (1,915,000)      1,388,000
               Inventory ..........................................     (6,570,000)     (7,489,000)
               Other current assets ...............................     (1,604,000)     (2,327,000)
               Other long-term assets .............................        (12,000)         14,000
          Increase (decrease) in operating liabilities:

               Accounts payable ...................................        239,000      (3,051,000)
               Accrued expenses ...................................     (2,792,000)     (4,096,000)
               Deferred revenues ..................................      2,237,000        (404,000)
               Other long-term liabilities ........................        (16,000)             --
                                                                      ------------    ------------

               Net cash used for operating activities .............    (13,712,000)    (26,823,000)
                                                                      ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment ..........................     (1,389,000)       (906,000)
     Acquistion of intangible assets ..............................             --      (5,000,000)
     Sales and maturities (purchases) of investments, net .........     22,972,000      70,032,000
                                                                      ------------    ------------

               Net cash provided by investing activities ..........     21,583,000      64,126,000
                                                                      ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercises of common stock options and warrants .     13,883,000      11,835,000
     Payments to acquire treasury stock ...........................             --         (34,000)
     Preferred dividends paid .....................................     (2,266,000)     (2,266,000)
     Principal payments on and retirements of long-term debt ......       (669,000)    (30,480,000)
                                                                      ------------    ------------

               Net cash provided by (used for) financing activities     10,948,000     (20,945,000)
                                                                      ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ......        790,000         142,000
                                                                      ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS .........................     19,609,000      16,500,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ....................     36,571,000      24,898,000
                                                                      ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ..........................   $ 56,180,000    $ 41,398,000
                                                                      ============    ============

Supplemental disclosure of non-cash investing activities:

   Capital lease additions ........................................   $    259,000    $         --


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

Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K, filed with the Securities and Exchange Commission, which includes financial statements as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full year.

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

SAB 101

     During 2000, we adopted the SEC's Staff Accounting Bulletin No. 101 (SAB
101) on revenue recognition for use in recording revenues from collaborative research and development agreements and similar sources of other revenue. Results for the first quarter of 2000 have been restated to give effect for the implementation of SAB 101 in the fourth quarter of 2000 retroactively to January 1, 2000. The impact of the change resulted in an increase in total revenues and a corresponding decrease in loss before cumulative effect of a change in accounting principle of $29,000 for the quarter ended March 31, 2000 as compared to amounts previously reported.

2. INVENTORY

     Inventory is stated at the lower of cost or market value using the first-in, first-out method:

                                                March 31,        December 31,
                                                   2001              2000
                                               -----------       -----------
Raw material .......................           $13,762,000       $ 6,401,000
Work-in-process ....................             4,840,000         5,325,000
Finished goods .....................             8,129,000         8,435,000
                                               -----------       -----------
                                               $26,731,000       $20,161,000
                                               ===========       ===========

3. INTANGIBLE ASSETS

     Intangible assets consisted of the following:


                                               March 31,           December 31,
                                                 2001                 2000
                                             -------------        -------------
GABITRIL product rights ..............       $  71,982,000        $  71,982,000
Novartis CNS product rights ..........          41,641,000           41,641,000
ACTIQ marketing rights ...............          23,850,000           23,850,000
                                             -------------        -------------
                                               137,473,000          137,473,000
Less amortization ....................          (4,540,000)          (1,679,000)
                                             -------------        -------------
                                             $ 132,933,000        $ 135,794,000
                                             =============        =============

4. LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                   March 31,       December 31,
                                                     2001               2000
                                                 ------------      ------------
Capital lease obligations ..................     $  2,213,000      $  2,342,000
Mortgage and building improvement loans ....       14,618,000        14,900,000
Abbott/Novartis obligations ................       81,920,000        80,846,000
                                                 ------------      ------------
Total debt .................................       98,751,000        98,088,000
Less current portion .......................      (43,722,000)      (42,950,000)
                                                 ------------      ------------
Total long-term debt .......................     $ 55,029,000      $ 55,138,000
                                                 ============      ============

5. LEGAL PROCEEDINGS

     In August 1999, the U.S. District Court for the Eastern District of Pennsylvania entered a final order approving the settlement of a class action alleging that statements made about the results of certain clinical studies of MYOTROPHIN(R) (mecasermin) Injection were misleading. A related complaint has been filed with the Court by a small number of plaintiffs who decided not to participate in the settlement. This related complaint alleges that we are liable under common law for misrepresentations concerning the results of the MYOTROPHIN clinical trials, and that we and certain of our current and former officers and directors are liable for the actions of persons who allegedly traded in our common stock on the basis of material inside information. We believe that we have valid defenses to all claims raised in this action. Moreover, even if there is a judgment against us in this case, we do not believe it will have a material negative effect on our financial condition or results of operations.

     Due to our past involvement in promoting STADOL NS(R) (butorphanol tartrate) Nasal Spray, a product of Bristol-Myers Squibb Company, we are co-defendants in several product liability actions brought against Bristol-Myers. Although we cannot predict with certainty the outcome of this litigation, we believe that any expenses or damages that we may incur will be paid by Bristol-Myers under the indemnification provisions of our co-promotion agreement. As such, we do not believe that these actions will have a material negative effect on our financial condition or results of operations.

     In February 2001, a complaint was filed in Utah state court by Zars, Inc. and one of its research scientists, against us and our subsidiary Anesta Corp. The plaintiffs are seeking a declaratory judgment to establish their right to develop transdermal or other products containing fentanyl and other pharmaceutically active agents under a royalty and release agreement between Zars and Anesta. The complaint also asks for unspecified damages for breach of contract and interference with economic relations. We have filed a motion to dismiss this complaint that is currently pending before the court. We believe that we have valid defenses to all claims raised in this action. In any event, we do not believe any judgment against us will have a material negative effect on our financial condition or results of operations.


6. COMMITMENTS AND CONTINGENCIES

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

7. REVENUES

     Revenues consisted of the following:

                                                          Three months
                                                         ended March 31,
                                                   2001                  2000
                                                -----------          -----------
Product sales:
   PROVIGIL ..........................          $27,024,000          $13,463,000
   ACTIQ .............................            6,582,000              908,000
   GABITRIL ..........................            7,216,000            1,840,000
                                                -----------          -----------
Total product sales ..................           40,822,000           16,211,000
Other revenues .......................            6,250,000            3,444,000
                                                -----------          -----------
Total revenues .......................          $47,072,000          $19,655,000
                                                ===========          ===========


8. OTHER COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires presentation of the components of comprehensive income (loss). Our comprehensive loss includes net loss, unrealized gains and losses from foreign currency translation adjustments, and unrealized investment gains and losses. Our total comprehensive loss is as follows:

                                                           Three months
                                                          ended March 31,
                                                      2001              2000
                                                  ------------     ------------
Loss applicable to common shares .............    $(11,808,000)    $(22,060,000)
Other comprehensive income (loss):
  Foreign currency translation adjustment ....         790,000          142,000
  Unrealized investment gains (losses) .......         105,000         (692,000)
                                                  ------------     ------------
Other comprehensive loss .....................    $(10,913,000)    $(22,610,000)
                                                  ============     ============


9.  SUBSEQUENT EVENTS

     In May 2001, we completed a private placement of $300,000,000 of 5.25% convertible subordinated notes due 2006. In connection with this private placement, we granted the initial purchasers a 45-day option to purchase an additional $100,000,000 in aggregate principal amount of notes. Interest on the notes is payable each May 1 and November 1, beginning November 1, 2001. The notes are convertible into our common stock at a conversion price of $74.00 per share, subject to adjustment in certain circumstances. We may redeem the notes on or after May 5, 2003. Prior to that date, we may redeem the notes if our common stock price exceeds 150% of the conversion price for a specified period of time. Upon early redemption, we are required to pay interest which would have been due up through May 5, 2003.

     In May 2001, the holders of 2,344,586 shares of the 2,500,000 shares outstanding of our convertible exchangeable preferred stock converted their preferred shares into an aggregate of 6,541,752 shares of our common stock, in accordance with the terms of the preferred stock. As an inducement to the holders to convert their preferred stock prior to August 2001, when we are initially permitted to redeem the preferred stock, we agreed to pay immediately all dividends accrued through the date of conversion as well as all dividends that would have accrued through the August 2001 redemption date in the aggregate amount of $4,390,000, which will result in a charge of $3,257,000 in the second quarter of 2001. As of May 11, 2001, 155,414 shares of preferred stock remained outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Risks Related to Our Business

In addition to historical facts or statements of current condition, this report contains forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. These may include statements regarding anticipated scientific progress in our research programs, development of potential pharmaceutical products, prospects for regulatory approval, manufacturing capabilities, market prospects for our products, sales and earnings projections, and other statements regarding matters that are not historical facts. Some of these forward-looking statements may be identified by identified by the use of words in the statements such as "anticipate," "estimate," except," project," "intend," "plan," "believe" or other words and terms of similar meaning. Our performance and financial results could differ materially from those reflected in these forward-looking statements due to general financial, economic, regulatory and political conditions affecting the biotechnology and pharmaceutical industries as well as more specific risks and uncertainties such as those set forth below and in our reports to the SEC on Forms 8-K and 10-K. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you should not rely on any such forward-looking statements. Furthermore, we do not intend (and we are not obligated) to update publicly any forward-looking statements. This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

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

     Ultimately, our efforts may not prove to be as effective as the efforts of our competitors. In the United States and elsewhere, our products face significant competition in the marketplace. The conditions that our products treat, and some of the other disorders for which we are conducting additional studies, are currently treated with several drugs, many of which have been available for a number of years or are available in inexpensive generic forms. Thus, we will need to demonstrate to physicians, patients and third party payors that the cost of our products is reasonable and appropriate in the light of their safety and efficacy, the price of competing products and the related health care benefits to the patient. Even if we are able to increase sales over the next several years, we cannot be sure that such sales and other revenue will reach a level at which we will attain profitability.

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

     We place considerable importance on obtaining patent protection for new technologies, products and processes. To that end, we file applications for patents covering the composition of matter or uses of our drug candidates or our proprietary processes. We could incur substantial costs in asserting our patent rights, including those licensed to us by third parties, and in defending patent infringement suits against us or our employees relating to ownership of, or rights to, patents and other intellectual property of third parties. Such disputes could substantially delay our drug development or commercialization. The Patent Trademark Office, or PTO, or a private party could institute an interference proceeding involving us in connection with one or more of our patents or patent applications. Such proceedings could result in an adverse decision as to priority of invention, in which case we would not be entitled to a patent on the invention at issue in the interference proceeding. The PTO or a private party could also institute reexamination proceedings involving us in connection with one or more of our patents, and such proceedings could result in an adverse decision as to the validity or scope of the patents. We could be forced to either seek a license to intellectual property rights of others, which may not be available to us on acceptable terms, if at all, or alter our products or processes so that they no longer infringe on the proprietary rights of others.

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

     Large and small companies, academic institutions, governmental agencies, and other public and private research organizations conduct research, seek patent protection, and establish collaborative arrangements for product development in competition with us. Products developed by any of these entities may compete directly with those we develop or sell. Competing products may provide greater therapeutic benefits for a specific indication, or may offer comparable performance at a lower cost. Many of these companies and institutions have substantially greater capital resources, research and development staffs and facilities than we have, and substantially greater experience in conducting clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. These entities represent significant competition for us. In addition, competitors who are developing products for the treatment of neurological or oncological disorders might succeed in developing technologies and products that are more effective than any that we develop or sell or that would render our technology and products obsolete or noncompetitive. Competition and innovation from these or other sources potentially could negatively affect sales of our products or make them obsolete. Advances in current treatment methods also may adversely affect the market for such products. In addition, we may be at a competitive marketing disadvantage against companies that have broader product lines and whose sales personnel are able to offer more complementary products than we can.

Our products contain controlled substances.

     The active ingredients in PROVIGIL and ACTIQ are controlled substances regulated by the U.S. Drug Enforcement Administration, or DEA. As controlled substances, the manufacture, shipment, sale and use of these products is subject to a high degree of regulation and accountability. These regulations also are imposed on prescribing physicians and other third parties, making the use of such products relatively complicated and expensive. Future products also may contain substances regulated by the DEA. In some cases, products containing controlled substances have generated public controversy which, in extreme cases, have resulted in further restrictions on marketing or even withdrawal of regulatory approval. In addition, negative publicity may bring about rejection of the product by the medical community. If the DEA or FDA withdrew the approval of, or placed additional significant restrictions on, the marketing of any of our products, our business could be materially and adversely affected.

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

     The completion of clinical trials of our product candidates may be delayed by many factors. Once such factor is the rate of enrollment of patients. Neither we nor our collaborators can control the rate at which patients present themselves for enrollment, and we cannot be sure that the rate of patient enrollment will be consistent with our expectations or be sufficient to enable clinical trials of our product candidates to be completed in a timely manner or at all. Any significant delays in, or termination of, clinical trials of our product candidates may have a material adverse effect on our business.

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

     Because we have limited resources, we have entered into a number of collaboration agreements with other pharmaceutical companies. These agreements call for our partner to control the supply of bulk or formulated drugs for commercial use or for use in clinical trials; design and execution of clinical studies; process of obtaining regulatory approval to market the product; and/or marketing and selling of any approved product.

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

We may incur additional losses.

     To date, we have not been profitable and our accumulated deficit was approximately $527 million at March 31, 2001. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from selling, general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective. We cannot be sure that we will obtain required regulatory approvals, or successfully develop, commercialize, manufacture and market any other product candidates.

The price of our common stock has been and may continue to be highly volatile.

     The market price of our common stock is volatile, and we expect it to continue to be volatile for the foreseeable future. For example, during the period January 1, 2000 through May 7, 2001, our common stock traded at a high price of $83.625 and a low price of $29.875. Negative announcements (such as adverse regulatory decisions, disappointing clinical trial results, disputes concerning patent or other proprietary rights, or operating results that fall below the market's expectations) could trigger significant declines in the price of our common stock. In addition, external events, such as news concerning our competitors, changes in government regulations that may impact the biotechnology or pharmaceutical industries or the movement of capital into or out of our industry, also are likely to affect the price of our common stock.

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

     Due to our past involvement in promoting STADOL NS(R) (butorphanol tartrate) Nasal Spray, a product of Bristol-Myers Squibb Company, we are co-defendants in several product liability actions brought against Bristol-Myers. Although we cannot predict with certainty the outcome of this litigation, we believe that any expenses or damages that we may incur will be paid by Bristol-Myers under the indemnification provisions of our co-promotion agreement. As such, we do not believe that these actions will have a material negative effect on our financial condition or results of operations.

     In February 2001, a complaint was filed in Utah state court by Zars, Inc. and one of its research scientists, against us and our subsidiary Anesta Corp. The plaintiffs are seeking a declaratory judgment to establish their right to develop transdermal or other products containing fentanyl and other pharmaceutically active agents under a royalty and release agreement between Zars and Anesta. The complaint also asks for unspecified damages for breach of contract and interference with economic relations. We have filed a motion to dismiss this complaint that is currently pending before the court. We believe that we have valid defenses to all claims raised in this action. In any event, we do not believe any judgment against us will have a material negative effect on our financial condition or results of operations.

We may never obtain approval to market MYOTROPHIN, it may not be cost-effective to pursue MYOTROPHIN for other indications, and therefore we may never derive revenue from MYOTROPHIN.

     We do not believe that the conditions for regulatory approval of MYOTROPHIN imposed by the FDA can be met without conducting an additional Phase 3 study, and we have no plans to conduct such a study at this time. However, we have had discussions with certain physicians who are seeking to obtain governmental and non-governmental funding to be used to conduct such a study. If this funding is obtained and the study is undertaken, we may allow reference to our Investigational New Drug Application (IND), and supply MYOTROPHIN in quantities sufficient to conduct the study in exchange for the rights to use any clinical data generated by such study in support of FDA approval of our pending New Drug Application (NDA). Even if an additional study is undertaken, the results will not be available for several years and may not be sufficient to obtain regulatory approval to market the product. If MYOTROPHIN is not approved for the treatment of Amyotrophic Lateral Sclerosis, or ALS, then it is unlikely that we would pursue approval for the use of MYOTROPHIN to treat other indications. Additionally, if we do not obtain approval of MYOTROPHIN for ALS or pursue approval for other indications, rights to the product may revert back to Cephalon Clinical Partners, L.P., or CCP.

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


RESULTS OF OPERATIONS

 Three months ended March 31, 2001 compared to three months ended March 31, 2000

     Revenues--Total revenues increased 139% to $47,072,000 in the first quarter of 2001 as compared to $19,655,000 in the first quarter of 2000. This increase was primarily due to a $24,611,000, or 152%, increase in product sales, of which $13,561,000 was attributed to a PROVIGIL sales increase, $5,674,000 was attributed to an ACTIQ sales increase, and $5,376,000 was attributed to a GABITRIL sales increase. In addition, other revenues increased by $2,806,000, or 81%, due primarily to $2,325,000 of revenues recognized in the current period under our collaboration with Novartis Pharma AG.

     Cost of Product Sales--The cost of product sales in the first quarter of 2001 increased to 20% of net product sales from 13% in the first quarter of 2000 due primarily to PROVIGIL. A significant portion of the PROVIGIL sold in the United States during the first quarter of 2000 was produced prior to its December 1998 FDA approval and the costs of producing that material were recorded as research and development expense at the time the material was produced.

     Research and Development Expenses--For the quarter ended March 31, 2001, research and development expenses increased 32% to $19,269,000 from $14,581,000 in the first quarter of 2000. This change primarily resulted from an increase in expenditures associated with clinical development studies of PROVIGIL in areas other than narcolepsy and clinical development studies of GABITRIL, and an increase in drug development and manufacturing costs for our compounds that have progressed into later stages of development.

     Depreciation and Amortization Expenses--The increase in depreciation and amortization expenses from $503,000 in the first quarter of 2000 to $3,489,000 in the first quarter of 2001 is due primarily to amortization expense of $2,861,000 for intangibles acquired during 2000 relating to contracts with Novartis and Abbott.

     Selling, General and Administrative Expenses--Selling, general and administrative expenses increased 40% to $24,707,000 for the quarter ended March 31, 2001 from $17,656,000 for the first quarter of 2000 primarily due to an increase in selling and marketing expenses associated with the promotion and support of our three major products: PROVIGIL, ACTIQ and GABITRIL.


     Other Income and Expense, Net--Other income and expense, net, decreased by $3,644,000 from the first quarter of 2000 to the first quarter of 2001 due to a decrease in interest income resulting from a lower level of cash and investments during the first quarter of 2001 as compared to the first quarter of 2000, offset by a decrease in interest expense associated with the revenue sharing notes that were repaid in the first quarter of 2000. In addition, the foreign currency exchange loss we recognized in the first quarter of 2001 increased as compared to the first quarter of 2000 due to a decline in currency exchange value of the pound Sterling (GBP) relative to both the U.S. dollar and to our other foreign operations' currencies that are remeasured into the GBP for financial reporting purposes.

     Cumulative Effect of a Change in Accounting Principle--We adopted the U.S. Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101) on Revenue Recognition and, as a result, we recorded a charge of $7,434,000 in the fourth quarter of 2000 to defer upfront license fees associated with our collaborative alliances that were previously recognized in revenues. Under guidance from SAB 101, results for the first quarter of 2000 have been restated to give effect for the implementation of SAB 101 retroactively to January 1, 2000.



LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and investments at March 31, 2001 were $94,126,000, representing 30% of total assets, and at December 31, 2000 were $97,384,000, representing 32% of total assets.

 Net Cash Used for Operating Activities

     Net cash used for operating activities decreased to $13,712,000 in the first quarter of 2001 as compared to $26,823,000 in the first quarter of 2000, a decrease of $13,111,000. The decrease in the net cash used for operating activities is due primarily to the following:

     o An increase in product sales of $24,611,000, including $13,561,000 from PROVIGIL product sales, $5,674,000 from ACTIQ product sales, and $5,376,000 from GABITRIL product sales.

     o An increase in selling, general and administrative expenses of $7,051,000 due principally to marketing expenses associated with ACTIQ and an increase in the size of our sales force to fully support our three major products: PROVIGIL, ACTIQ and GABITRIL.

     o An increase in research and development expenses of $4,688,000 resulting primarily from an increase in expenditures associated with clinical development studies of PROVIGIL in areas other than narcolepsy and clinical development studies of GABITRIL, and an increase in drug development and manufacturing costs for our compounds that have progressed into later stages of development.

 Net Cash Provided by Investing Activities

     A summary of net cash provided by investing activities is as follows:

                                                        Three months ended
                                                            March 31,
                                                      2001             2000
                                                  ------------     ------------
Purchases of property and equipment ..........    $ (1,389,000)    $   (906,000)
Acquisition of intangible assets .............              --       (5,000,000)
Sales and maturities of investments, net .....      22,792,000       70,032,000
                                                  ------------     ------------
Net cash provided by investing activities ....    $ 21,583,000     $ 64,126,000
                                                  ============     ============


     --Purchases of property and equipment

     The increase in purchases of property and equipment in 2001 is primarily the result of the ongoing expansion and renovation of our Salt Lake City facility.

     --Acquisition of intangible assets

     The acquisition of intangible assets in the three months ended March 31, 2000 represents a payment made in connection with our agreement with Abbott Laboratories to reacquire the marketing rights to ACTIQ.


 Net Cash Provided by (Used for) Financing Activities

     A summary of net cash provided by (used for) financing activities is as follows:

                                                                    Three months ended
                                                                         March 31,
                                                                   2001           2000
                                                               ------------    ------------
Proceeds from exercises of common stock options and warrants   $ 13,883,000    $ 11,835,000
Payments to acquire treasury stock .........................             --         (34,000)
Preferred dividends paid ...................................     (2,266,000)     (2,266,000)
Principal payments on and retirement of long-term debt .....       (669,000)    (30,480,000)
                                                               ------------    ------------
Net cash provided by (used for) financing activities .......   $ 10,948,000    $(20,945,000)
                                                               ============    ============


     --Proceeds from exercises of common stock options and warrants

     During the three months ended March 31, 2001, we received proceeds of $13,883,000 from the exercise of approximately 643,000 common stock options. At March 31, 2001, warrants to purchase 265,800 shares of our common stock at an exercise price of $10.08 per share and options to purchase approximately 4,525,000 shares of our common stock at various exercise prices were outstanding. The extent and timing of future warrant and option exercises, if any, are primarily dependent upon the market price of our common stock and general financial market conditions, as well as the exercise prices and expiration dates of the warrants and options.

     --Payments to acquire treasury stock

     Under the Equity Compensation Plan, we may grant restricted stock awards to employees. Upon vesting, shares of Cephalon common stock are withheld from the employee's stock award and returned to the treasury for the corresponding dollar value of payroll-related taxes.

     --Principal payments on long-term debt

     In the first quarter of 2000, we retired $30,000,000 of revenue sharing notes issued in a private placement in 1999. In addition, for all periods presented, principal payments on long-term debt include payments on mortgage and building improvements loans and payments on capital lease obligations.

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

     Due to our past involvement in promoting STADOL NS/R/ (butorphanol tartrate) Nasal Spray, a product of Bristol-Myers Squibb Company, we are co-defendants in several product liability actions brought against Bristol-Myers. Although we cannot predict with certainty the outcome of this litigation, we believe that any expenses or damages that we may incur will be paid by Bristol-Myers under the indemnification provisions of our co-promotion agreement. As such, we do not believe that these actions will have a material negative effect on our financial condition or results of operations.

     In February 2001, a complaint was filed in Utah state court by Zars, Inc. and one of its research scientists, against us and our subsidiary Anesta Corp. The plaintiffs are seeking a declaratory judgment to establish their right to develop transdermal or other products containing fentanyl and other pharmaceutically active agents under a royalty and release agreement between Zars and Anesta. The complaint also asks for unspecified damages for breach of contract and interference with economic relations. We have filed a motion to dismiss this complaint that is currently pending before the court. We believe that we have valid defenses to all claims raised in this action. In any event, we do not believe any judgment against us will have a material negative effect on our financial condition or results of operations.

 Outlook

     Cash, cash equivalents and investments at March 31, 2001 were $94,126,000. Since inception, we have had negative cash flows from operations and have used the proceeds of public and private placements of our securities to fund operations. We currently believe that projected increases in sales of our three marketed products, PROVIGIL, ACTIQ and GABITRIL, in combination with other revenues, will allow us to achieve profitability in 2001. If our expectations for product sales in 2001 are not realized, it may be difficult or impossible to achieve profitability. At this time, we cannot accurately predict the effect of certain developments on product sales such as the degree of market acceptance of our products, competition, the effectiveness of our sales and marketing efforts and our ability to demonstrate the utility of our products in indications beyond those already included in the FDA approved labels. Other revenues include receipts from collaborative research and development agreements and co-promotion agreements. The continuation of any of these agreements is subject to the achievement of certain milestones and to periodic review by the parties involved.

     We expect to continue to incur significant expenditures associated with PROVIGIL, ACTIQ and GABITRIL. These expenditures include the costs associated with manufacturing, selling and marketing our products and costs associated with conducting additional clinical studies to explore the utility of these products in treating disorders beyond those currently approved in their respective labels. We also expect to continue to incur significant expenditures to fund research and development activities for our other products in development. We may seek sources of funding for a portion of these research programs through collaborative arrangements with third parties. However, because we intend to retain a portion of the commercial rights to these programs, we still expect to spend significant funds on our share of the cost of these programs.

     We pay dividends on our convertible exchangeable preferred stock. In May 2001, the holders of 2,344,586 shares of the 2,500,000 shares outstanding of our convertible exchangeable preferred stock converted their preferred shares into an aggregate of 6,541,752 shares of our common stock, in accordance with the terms of the preferred stock. As an inducement to the holders to convert their preferred stock prior to August 2001, when we are initially permitted to redeem the preferred stock, we agreed to pay immediately all dividends accrued through the date of conversion as well as all dividends that would have accrued through the August 2001 redemption date in the aggregate amount of $4,390,000, which will result in a charge of $3,257,000 in the second quarter of 2001. As of May 11, 2001, 155,414 shares of preferred stock remained outstanding.

     Pending any use of the net proceeds, the funds have bee invested in accordance with our investment guidelines and interest income earned will be used to offset, to the extent possible the interest payments on the notes.

     In May 2001, we completed a private placement of $300,000,000 of 5.25% convertible subordinated notes due 2006. In connection with this private placement, we granted the initial purchasers a 45-day option to purchase an additional $100,000,000 in aggregate principal amount of notes. Interest on the notes is payable each May 1 and November 1, beginning November 1, 2001. The annual interest payments on the notes will be $15,750,000 ($21,000,000 if the initial purchasers' option is exercised in full). We expect to use the net proceeds of the offering for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies. Additionally, we may also use the net proceeds to pay contractual obligations including those incurred in connection with the Abbott and Novartis transactions. Pending any use of the net proceeds, the funds have been invested in accordance with our investment guidelines and interest income earned will be used to offset, to the extent possible, the interest payments on the notes.

     Based on our current level of operations and projected sales of our products combined with other revenues, we believe that we will be able to meet our anticipated debt service, capital expenditure and working capital requirements for the next several years. However, we cannot be sure that our anticipated revenue growth will be realized or that we will generate positive cash flow from operations. We may need to obtain additional funding for our operational needs, or for future significant strategic transactions, and we cannot be certain that funding will be available on terms acceptable to us, or at all.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     There have been no material changes in quantitative and qualitative market risk from the disclosure included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

PART II - OTHER INFORMATION

  Item 1. Legal Proceedings

          The information set forth in Footnote 5 to the Notes to Consolidated Financial Statements included herein is hereby incorporated by reference.

  Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits:

              Exhibit No. 21  Subsidiaries of Cephalon, Inc.

          (b) Reports on Form 8-K:

              No reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            CEPHALON, INC.
                            (Registrant)



May 14, 2001                By /s/ Frank Baldino, Jr.
                            ------------------------------------
                            Frank Baldino, Jr., Ph.D.
                            Chairman and Chief Executive Officer
                            (Principal executive officer)



                            By /s/ J. Kevin Buchi
                            ------------------------------------
                            J. Kevin Buchi
                            Senior Vice President and Chief Financial Officer (Principal financial and accounting officer)