Form 10-Q
period 2001-06-30
CEPHALON INC
filed 2001-08-10
CIK 873364

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


                  [X] Quarterly Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                      For the Quarterly Period Ended     June 30, 2001
                                                    ------------------

                  [_] Transition Report Pursuant to Section 13 or
                      15(d) of the Securities Exchange Act of 1934

                      For the Transition Period from  __________ to ___________

                      Commission File Number         0-19119
                                              ---------------------



                                CEPHALON, INC.
               -------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

                  Delaware                                              23-2484489
---------------------------------------------            --------------------------------------
(State Other Jurisdiction of Incorporation or            (I.R.S. Employer Identification Number)
                Organization)

145 Brandywine Parkway,  West Chester,  PA                      19380-4245
------------------------------------------        -------------------------------
 (Address of Principal Executive Offices)                   (Zip Code)

           Registrant's Telephone Number, Including Area Code              (610) 344-0200
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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                            Outstanding as of August 6, 2001
------------------------------------            --------------------------------
    Common Stock, par value $.01                        50,098,146 Shares


This Report Includes a Total of 27 Pages

                        CEPHALON, INC. AND SUBSIDIARIES
                        -------------------------------


                                     INDEX
                                     -----

                                                                                                Page No.
                                                                                                --------
PART I - FINANCIAL INFORMATION

    Item 1.    Consolidated Financial Statements (Unaudited)

               Consolidated Balance Sheets -                                                        3
               June 30, 2001 and December 31, 2000

               Consolidated Statements of Operations -                                              4
               Three and six months ended June 30, 2001 and 2000

               Consolidated Statements of Stockholders' Equity -                                    5
               June 30, 2001 and December 31, 2000

               Consolidated Statements of Cash Flows -                                              6
               Six months ended June 30, 2001 and 2000

               Notes to Consolidated Financial Statements                                           7

    Item 2.    Management's Discussion and Analysis of                                             12
               Financial Condition and Results of Operations

    Item 3.    Quantitative and Qualitative Disclosure about Market Risk                           24


PART II - OTHER INFORMATION

    Item 1.    Legal Proceedings                                                                   25

    Item 2.    Changes in Securities and Use of Proceeds                                           25

    Item 4.    Submission of Matters to a Vote of Security Holders                                 26

    Item 6.    Exhibits and Reports on Form 8-K                                                    26


SIGNATURES                                                                                         27

                        CEPHALON, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Unaudited)

                                                                                   June 30,                December 31,
                                                                                     2001                      2000
                                                                              ------------------       ---------------------
                                    ASSETS
                                    ------

CURRENT ASSETS:
     Cash and cash equivalents                                                 $      120,632,000      $          36,571,000
     Investments                                                                      300,159,000                 60,813,000
     Receivables, net                                                                  30,101,000                 21,905,000
     Inventory (Note 2)                                                                31,492,000                 20,161,000
     Other                                                                              4,341,000                  1,579,000
                                                                               ------------------      ---------------------
          Total current assets                                                        486,725,000                141,029,000

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization of $20,195,000 and $18,905,000                         33,529,000                 29,730,000
INTANGIBLE ASSETS, net of accumulated
  amortization of $7,400,000 and $1,679,000 (Note 3)                                  130,073,000                135,794,000
OTHER (Note 4)                                                                         15,618,000                  1,882,000
                                                                               ------------------      ---------------------
                                                                               $      665,945,000      $         308,435,000
                                                                               ==================      =====================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                          $        2,939,000      $           3,590,000
     Accrued expenses                                                                  35,113,000                 32,758,000
     Current portion of deferred revenues                                               1,198,000                  1,469,000
     Current portion of long-term debt (Note 4)                                         6,084,000                 42,950,000
                                                                               ------------------      ---------------------
          Total current liabilities                                                    45,334,000                 80,767,000

DEFERRED REVENUES                                                                       6,955,000                  7,151,000
LONG-TERM DEBT  (Note 4)                                                              441,713,000                 55,138,000
OTHER                                                                                     112,000                    186,000
                                                                               ------------------      ---------------------
          Total liabilities                                                           494,114,000                143,242,000
                                                                               ------------------      ---------------------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 5,000,000 shares authorized, 2,500,000 issued, 155,414 and 2,500,000 shares outstanding, liquidation
      preference of $7,841,000 at June 30, 2001                                             2,000                     25,000
    Common stock, $.01 par value, 100,000,000 shares authorized,
     50,074,347 and 42,478,225 shares issued                                              501,000                    425,000
    Additional paid-in capital                                                        708,555,000                683,004,000
    Treasury stock, 169,873 and 138,183 shares outstanding, at cost                    (5,869,000)                (4,119,000)
    Accumulated deficit                                                              (533,653,000)              (515,543,000)
    Accumulated other comprehensive income                                              2,295,000                  1,401,000
                                                                               ------------------      ---------------------
          Total stockholders' equity                                                  171,831,000                165,193,000
                                                                               ------------------      ---------------------
                                                                               $      665,945,000      $         308,435,000
                                                                               ==================      =====================

 The accompanying notes are an integral part of these consolidated financial statements

                        CEPHALON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)

                                                                           Three Months Ended               Six Months Ended
                                                                                June 30,                        June 30,
                                                                       ---------------------------     ----------------------------
                                                                          2001            2000           2001              2000
                                                                       -----------   -------------     ------------    ------------


REVENUES: (Note 8)
     Product sales                                                     $44,286,000    $ 18,372,000     $ 85,108,000    $ 34,583,000
     Other revenues                                                     11,913,000       5,013,000       18,163,000       8,457,000
                                                                       -----------    ------------     ------------    ------------
                                                                        56,199,000      23,385,000      103,271,000      43,040,000
                                                                       -----------    ------------     ------------    ------------

COSTS AND EXPENSES:
     Cost of product sales                                               9,273,000       4,153,000       17,571,000       6,221,000
     Research and development                                           21,245,000      16,061,000       40,514,000      30,642,000
     Depreciation and amortization                                       3,546,000         965,000        7,035,000       1,468,000
     Selling, general and administrative                                26,956,000      21,156,000       51,663,000      38,812,000
                                                                       -----------    ------------     ------------    ------------
                                                                        61,020,000      42,335,000      116,783,000      77,143,000
                                                                       -----------    ------------     ------------    ------------


LOSS FROM OPERATIONS                                                    (4,821,000)    (18,950,000)     (13,512,000)    (34,103,000)
                                                                       -----------    ------------     ------------    ------------

OTHER INCOME AND EXPENSE
     Interest income                                                     3,039,000       7,382,000        4,546,000      11,421,000
     Interest expense                                                   (4,136,000)     (1,055,000)      (5,456,000)     (2,129,000)
     Other expense                                                         (72,000)       (719,000)      (1,110,000)       (891,000)
                                                                       -----------    ------------     ------------    ------------
                                                                        (1,169,000)      5,608,000       (2,020,000)      8,401,000
                                                                       -----------    ------------     ------------    ------------

LOSS BEFORE EXTRAORDINARY GAIN, DIVIDENDS ON
PREFERRED STOCK AND CUMULATIVE EFFECT OF
A CHANGE IN ACCOUNTING PRINCIPLE                                        (5,990,000)    (13,342,000)     (15,532,000)    (25,702,000)

Extraordinary gain on early extinguishment of debt (Note 4)              3,016,000              --        3,016,000              --
                                                                       -----------    ------------     ------------    ------------

LOSS BEFORE DIVIDENDS ON PREFERRED STOCK AND
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                   (2,974,000)    (13,342,000)     (12,516,000)    (25,702,000)

Dividends on convertible exchangeable preferred stock (Note 7)          (3,328,000)     (2,265,000)      (5,594,000)     (4,531,000)
                                                                       -----------    ------------     ------------    ------------

LOSS BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE       (6,302,000)    (15,607,000)     (18,110,000)    (30,233,000)

Cumulative effect of adopting Staff Accounting Bulletin 101 (SAB 101)           --              --               --      (7,434,000)
                                                                       -----------    ------------     ------------    ------------

LOSS APPLICABLE TO COMMON SHARES                                       $(6,302,000)   $(15,607,000)    $(18,110,000)   $(37,667,000)
                                                                       ===========    ============     ============    ============

BASIC AND DILUTED LOSS PER COMMON SHARE:
  Loss per common share before extraordinary gain and cumulative
   effect of adopting SAB 101                                          $     (0.19)   $      (0.39)    $      (0.47)   $      (0.76)
  Extraordinary gain on early extinguishment of debt                          0.06               -             0.07               -
  Cumulative effect of adopting SAB 101                                          -               -                -           (0.19)
                                                                       -----------    ------------     ------------    ------------
                                                                       $     (0.13)   $      (0.39)    $      (0.40)   $      (0.95)
                                                                       ===========    ============     ============    ============

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                                          47,725,000      40,427,000       45,229,000      39,536,000
                                                                       ===========    ============     ============    ============

 The accompanying notes are an integral part of these consolidated financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                                                                    Accumulated
                                                                                                                       Other
                                                                 Comprehensive                     Accumulated     Comprehensive
                                                                      Loss           Total           Deficit           Income
                                                                -------------- ---------------------------------------------------
BALANCE, JANUARY 1, 2000                                                         $ 230,783,000    $(405,302,000)        $  566,000

   Loss                                                         $ (101,178,000)   (101,178,000)    (101,178,000)                --
                                                                --------------
   Foreign currency translation gain                                 1,015,000
   Unrealized investment losses                                       (180,000)
                                                                --------------
   Other comprehensive income                                          835,000         835,000               --            835,000
                                                                --------------
    Comprehensive loss                                          $ (100,343,000)
                                                                ==============

   Issuance of common stock under stock purchase plan                                   78,000               --                 --

   Stock options and warrants exercised                                             40,051,000               --                 --

   Restricted stock award plan                                                       5,625,000               --                 --

   Employee benefit plan                                                               891,000               --                 --

   Dividends declared on convertible preferred stock                                (9,063,000)      (9,063,000)                --

   Treasury stock acquired                                                          (2,829,000)              --                 --

                                                                               ----------------   --------------        ----------
BALANCE, DECEMBER 31, 2000                                                         165,193,000     (515,543,000)         1,401,000

   Loss                                                         $ (12,516,000)     (12,516,000)     (12,516,000)                --
                                                                --------------

   Foreign currency translation gain                                  787,000
   Unrealized investment gains                                        107,000
                                                                --------------
   Other comprehensive income                                         894,000          894,000               --            894,000
                                                                --------------
   Comprehensive loss                                           $ (11,622,000)
                                                                ==============

  Conversion of preferred stock into common stock                                           --               --                 --

   Stock options and warrants exercised                                             22,072,000               --                 --

   Restricted stock award plan                                                       2,900,000               --                 --

   Employee benefit plan                                                               617,000               --                 --

   Dividends declared on convertible preferred stock                                (5,594,000)      (5,594,000)                --

   Treasury stock acquired                                                          (1,750,000)              --                 --

   Other                                                                                15,000               --                 --

                                                                               ----------------   --------------        ----------
BALANCE, JUNE 30, 2001                                                           $ 171,831,000    $(533,653,000)        $2,295,000
                                                                               ================   ==============        ==========

                                                                                                    Additional
                                                                        Common     Preferred         Paid-in          Treasury
                                                                        Stock        Stock           Capital           Stock
                                                                    --------------------------------------------------------------
BALANCE, JANUARY 1, 2000                                              $389,000     $25,000         $636,395,000      $(1,290,000)

   Loss                                                                     --          --                   --               --

   Foreign currency translation gain
   Unrealized investment losses
   Other comprehensive income                                               --          --                   --               --
   Comprehensive loss

   Issuance of common stock under stock purchase plan                       --          --               78,000               --

   Stock options and warrants exercised                                 35,000          --           40,016,000               --

   Restricted stock award plan                                           1,000          --            5,624,000               --

   Employee benefit plan                                                    --          --              891,000               --

   Dividends declared on convertible preferred stock                        --          --                   --               --

   Treasury stock acquired                                                  --          --                   --       (2,829,000)

                                                                     ----------  ----------       --------------    -------------
BALANCE, DECEMBER 31, 2000                                             425,000      25,000          683,004,000       (4,119,000)

   Loss                                                                     --          --                   --               --

   Foreign currency translation gain
   Unrealized investment gains
   Other comprehensive income                                               --          --                   --               --
   Comprehensive loss

   Conversion of preferred stock into common stock                      65,000     (23,000)             (42,000)              --

   Stock options and warrants exercised                                 11,000          --           22,061,000               --

   Restricted stock award plan                                              --          --            2,900,000               --

   Employee benefit plan                                                    --          --              617,000               --

   Dividends declared on convertible preferred stock                        --          --                   --               --

   Treasury stock acquired                                                  --          --                   --       (1,750,000)

   Other                                                                    --          --               15,000               --

                                                                     ----------  ----------       --------------    -------------
BALANCE, JUNE 30, 2001                                                $501,000      $2,000         $708,555,000      $(5,869,000)
                                                                     ==========  ==========       ==============    =============

 The accompanying notes are an integral part of these consolidated financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                  ----------------------------------------
                                                                                       2001                       2000
                                                                                  -------------              -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Loss before preferred dividends                                               $(12,516,000)              $(33,136,000)
     Adjustments to reconcile loss to net cash
     used for operating activities:
           Cumulative effect of adoption of SAB 101                                          --                  7,434,000
           Depreciation and amortization                                              7,035,000                  1,468,000
           Non-cash interest expense                                                  2,413,000                         --
           Non-cash compensation expense                                              3,517,000                  3,053,000
           Gain on extinguishment of debt                                            (3,016,000)                        --
           Other                                                                        216,000                   (494,000)
          (Increase) decrease in operating assets:
               Receivables                                                           (8,214,000)                (4,674,000)
               Inventory                                                            (11,331,000)               (10,207,000)
               Other current assets                                                  (2,762,000)                  (692,000)
               Other long-term assets                                                     5,000                   (698,000)
          Increase (decrease) in operating liabilities:
               Accounts payable                                                        (651,000)                 2,293,000
               Accrued expenses                                                       3,419,000                  1,642,000
               Deferred revenues                                                       (467,000)                (1,015,000)
               Other long-term liabilities                                              (74,000)                (4,009,000)
                                                                                  -------------              -------------

               Net cash used for operating activities                               (22,426,000)               (39,035,000)
                                                                                  -------------              -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                             (4,729,000)                (4,581,000)
     Acquistion of intangible assets                                                         --                (23,850,000)
     Sales and maturities (purchases) of investments, net                          (239,239,000)               102,334,000
                                                                                  -------------              -------------
               Net cash (used for) provided by investing activities                (243,968,000)                73,903,000
                                                                                  -------------              -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercises of common stock options and warrants                    20,115,000                 20,895,000
     Preferred dividends paid                                                        (6,656,000)                (4,531,000)
     Net proceeds from issuance of long-term debt                                   385,785,000                         --
     Principal payments on and retirements of long-term debt                        (49,576,000)               (31,318,000)
                                                                                  -------------              -------------

               Net cash provided by (used for) financing activities                 349,668,000                (14,954,000)
                                                                                  -------------              -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                            787,000                    790,000
                                                                                  -------------              -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            84,061,000                 20,704,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       36,571,000                 24,898,000
                                                                                  -------------              -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $ 120,632,000              $  45,602,000
                                                                                  =============              =============

Supplemental disclosure of non-cash investing activities:
   Capital lease additions                                                        $     359,529              $     617,438
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

                        CEPHALON, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

     Cephalon, Inc. is an international biopharmaceutical company dedicated to the discovery, development and marketing of products to treat sleep disorders, neurological disorders, cancer and pain. In addition to an active research and development program, we market three products in the United States and eight products in various countries in Europe.

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

     In the United Kingdom, we market PROVIGIL and five other products under our collaboration agreement with Novartis Pharma AG, including TEGRETOL(R) (carbamazepine), a treatment for epilepsy and RITALIN(R) (methylphenidate), a treatment for attention deficit hyperactivity disorder (ADHD). We also market other products in France, Germany, Austria and Switzerland. In support of our European sales and marketing efforts, we have established a European sales and marketing organization comprised of approximately 30 persons.

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

                        CEPHALON, INC. AND SUBSIDIARIES

                                  (Unaudited)

Staff Accounting Bulletin No. 101

     During 2000, we adopted the SEC's Staff Accounting Bulletin No. 101 (SAB
101) on revenue recognition for use in recording revenues from collaborative research and development agreements and similar sources of other revenue. Results for 2000 have been restated to give effect for the implementation of SAB 101 in the fourth quarter of 2000 retroactively to January 1, 2000. The impact of the change resulted in an increase in total revenues and a corresponding decrease in loss before cumulative effect of a change in accounting principle of $334,000 for the three months ended June 30, 2000 and $363,000 for the six months ended June 30, 2000 as compared to amounts previously reported.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board finalized Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142), which are effective for fiscal years beginning after December 15, 2001. SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS 142 no longer requires the amortization of goodwill; rather, goodwill will be subject to a periodic assessment for impairment by applying a fair-value-based test. In addition, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Such acquired intangible assets will be amortized over their useful lives. All of our intangible assets were obtained through contractual rights and have been separately identified and recognized in our balance sheets. These intangibles are being amortized over their estimated useful lives or contractual lives as appropriate. Therefore, we do not expect the adoption of SFAS 142 to have an effect on our intangible asset transactions recorded to date.


2.   INVENTORY

     Inventory is stated at the lower of cost or market value using the first-in, first-out method:

                                                                                   June 30,       December 31,
                                                                                     2001             2000
                                                                                     ----             ----
     Raw material.......................................................         $14,663,000      $ 6,401,000
     Work-in-process....................................................           6,922,000        5,325,000
     Finished goods.....................................................           9,907,000        8,435,000
                                                                                 -----------      -----------
                                                                                 $31,492,000      $20,161,000
                                                                                 ===========      ===========

3.   INTANGIBLE ASSETS

     Intangible assets consisted of the following:

                                                                                June 30,         December 31,
                                                                                  2001               2000
                                                                                  ----               ----
     GABITRIL product rights..............................................    $ 71,982,000       $ 71,982,000
     Novartis CNS product rights..........................................      41,641,000         41,641,000
     ACTIQ marketing rights...............................................      23,850,000         23,850,000
                                                                              ------------       ------------
                                                                               137,473,000        137,473,000
     Less accumulated amortization........................................      (7,400,000)        (1,679,000)
                                                                              ------------       ------------
                                                                              $130,073,000       $135,794,000
                                                                              ============       ============

                        CEPHALON, INC. AND SUBSIDIARIES

                                  (Unaudited)


4.   LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                               June 30,      December 31,
                                                                                 2001            2000
                                                                                 ----            ----
     Capital lease obligations.........................................     $  2,131,000    $  2,342,000
     Mortgage and building improvement loans...........................       14,334,000      14,900,000
     Abbott/Novartis obligations.......................................       31,332,000      80,846,000
     Convertible subordinated notes....................................      400,000,000              --
                                                                            ------------    ------------
     Total debt........................................................      447,797,000      98,088,000
     Less current portion..............................................       (6,084,000)    (42,950,000)
                                                                            ------------    ------------
     Total long-term debt..............................................     $441,713,000    $ 55,138,000
                                                                            ============    ============

     In May 2001, we made a payment of $24,000,000 to Abbott Laboratories due under our licensing agreement. In May 2001, we paid $24,438,000 to Novartis Pharma AG for deferred obligations due to them under our continuing November 2000 collaboration agreement. In connection with this payment, we recorded an extraordinary gain on the early extinguishment of debt of $3,016,000.

     In the second quarter of 2001, we completed a private placement of $400,000,000 of 5.25% convertible subordinated notes due 2006. Debt issuance costs of $14,215,000 have been capitalized in other assets and will be amortized over the term of the notes. As of June 30, 2001, the remaining balance to be amortized is $13,741,000. Interest on the notes is payable each May 1 and November 1, beginning November 1, 2001. The notes are convertible into our common stock at a conversion price of $74.00 per share, subject to adjustment in certain circumstances. We may redeem the notes on or after May 5, 2003. Prior to that date, we may redeem the notes if our common stock price exceeds 150% of the conversion price for a specified period of time. Upon early redemption, we are required to pay interest that would have been due up through May 5, 2003.


5.   LEGAL PROCEEDINGS

     In August 1999, the U.S. District Court for the Eastern District of Pennsylvania entered a final order approving the settlement of a class action alleging that statements made about the results of certain clinical studies of MYOTROPHIN(R) (mecasermin) Injection were misleading. A related complaint has been filed with the Court by a small number of plaintiffs who decided not to participate in the settlement. This related complaint alleges that we are liable under common law for misrepresentations concerning the results of the MYOTROPHIN clinical trials, and that we and certain of our current and former officers and directors are liable for the actions of persons who allegedly traded in our common stock on the basis of material inside information. We believe that we have valid defenses to all claims raised in this action. Moreover, even if there is a judgment against us in this case, we do not believe it will have a material adverse effect on our financial condition or results of operations.

     Due to our past involvement in promoting STADOL NS(R) (butorphanol tartrate) Nasal Spray, a product of Bristol-Myers Squibb Company, we are co-defendants in several product liability actions brought against Bristol-Myers. Although we cannot predict with certainty the outcome of this litigation, we believe that any expenses or damages that we may incur will be paid by Bristol-Myers under the indemnification provisions of our co-promotion agreement. As such, we do not believe that these actions will have a material adverse effect on our financial condition or results of operations.

     In February 2001, a complaint was filed in Utah state court by Zars, Inc. and one of its research scientists, against us and our subsidiary Anesta Corp. The plaintiffs are seeking a declaratory judgment to establish their right to develop transdermal or other products containing fentanyl and other pharmaceutically active agents under a royalty and release agreement between Zars and Anesta. The complaint also asks for unspecified damages for breach of contract,

                        CEPHALON, INC. AND SUBSIDIARIES

                                  (Unaudited)

interference with economic relations, defamation and slander. We have filed a motion to dismiss this complaint that is currently pending before the court. We believe that we have valid defenses to all claims raised in this action. In any event, we do not believe any judgment against us will have a material adverse effect on our financial condition or results of operations.


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


7.   STOCKHOLDERS' EQUITY

     In May 2001, the holders of 2,344,586 shares of the 2,500,000 shares outstanding of our convertible exchangeable preferred stock converted their preferred shares into an aggregate of 6,541,394 shares of our common stock, in accordance with the terms of the preferred stock. As an inducement to the holders to convert their preferred stock prior to August 2001, when we are initially permitted to redeem the preferred stock, we agreed to pay immediately all dividends accrued through the date of conversion as well as all dividends that would have accrued on the converted shares through the August 2001 redemption date. In the second quarter of 2001, we recognized an additional $1,063,000 of dividend expense associated with the early conversion. As of June 30, 2001, 155,414 shares of preferred stock remained outstanding.

                        CEPHALON, INC. AND SUBSIDIARIES

                                  (Unaudited)


8.  REVENUES

     Revenues consisted of the following:

                                                               Three months                    Six months
                                                              ended June 30,                 ended June 30,
                                                            2001           2000           2001           2000
                                                            ----           ----           -----          ----
     Product sales:
          PROVIGIL.................................       $29,848,000    $15,287,000   $ 56,872,000    $28,750,000
          ACTIQ....................................         9,764,000      3,085,000     16,346,000      3,993,000
          GABITRIL.................................         4,674,000             --     11,890,000      1,840,000
                                                          -----------    -----------   ------------    -----------
     Total product sales...........................        44,286,000     18,372,000     85,108,000     34,583,000
     Other revenues................................        11,913,000      5,013,000     18,163,000      8,457,000
                                                          -----------    -----------   ------------    -----------
     Total revenues................................       $56,199,000    $23,385,000   $103,271,000    $43,040,000
                                                          ===========    ===========   ============    ===========

     Effective March 31, 2001, Cephalon and TAP Pharmaceuticals, Inc. mutually agreed to terminate their Research, Development and Licensing Agreement dated May 17, 1994, as amended. At June 30, 2001, $1,189,000 was receivable from TAP.

     Other revenues for the three and six months ended June 30, 2001 includes $3,500,000 in milestone revenue recognized upon receiving ACTIQ(R) marketing authorization in certain European countries.


9.  OTHER COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires presentation of the components of comprehensive income (loss). Our comprehensive loss includes net loss, unrealized gains and losses from foreign currency translation adjustments, and unrealized investment gains and losses. Our total comprehensive loss is as follows:

                                                                 Three months                       Six months
                                                                ended June 30,                    ended June 30,
                                                             2001            2000            2001             2000
                                                             ----            ----            ----             ----
Loss before preferred dividends.............             $(2,974,000)    $(13,342,000)    $(12,516,000)   $(33,136,000)
Other comprehensive income (loss):
  Foreign currency translation adjustment...                  (3,000)         648,000          787,000         790,000
  Unrealized investment gains (losses)......                   2,000           39,000          107,000        (653,000)
                                                         -----------     ------------     ------------    ------------
Other comprehensive loss....................             $(2,975,000)    $(12,655,000)    $(11,622,000)   $(32,999,000)
                                                         ===========     ============     ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Risks Related to Our Business

In addition to historical facts or statements of current condition, this report contains forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. These may include statements regarding anticipated scientific progress in our research programs, development of potential pharmaceutical products, prospects for regulatory approval, manufacturing capabilities, market prospects for our products, sales and earnings projections, and other statements regarding matters that are not historical facts. Some of these forward-looking statements may be identified by the use of words in the statements such as "anticipate," "estimate,"expect," project," "intend," "plan," "believe" or other words and terms of similar meaning. Our performance and financial results could differ materially from those reflected in these forward-looking statements due to general financial, economic, regulatory and political conditions affecting the biotechnology and pharmaceutical industries as well as more specific risks and uncertainties such as those set forth below and in our reports to the SEC on Forms 8-K and 10-K. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you should not rely on any such forward-looking statements. Furthermore, we do not intend to update publicly any forward-looking statements, except as required by law. This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

During the next several years we will be very dependent upon the commercial success of our products, especially PROVIGIL, and we may not be able to consistently and meaningfully increase sales of these products during this period, or to attain profitability on the basis of such sales.

     The commercialization of our pharmaceutical products involves a number of significant challenges. In particular, our ability to meaningfully increase sales depends, in large part, on the success of our clinical development programs, and our sales and marketing efforts to physicians, patients and third-party payors. A number of factors could impact these efforts, including our ability to demonstrate clinically that our products have utility beyond current indications, our limited financial resources and sales and marketing experience relative to our competitors, the perceived differences between our products and those of our competitors, the availability and level of reimbursement of our products by third-party payors, incidents of adverse reactions, side effects or misuse of our products and the unfavorable publicity that could result, or the occurrence of manufacturing, supply or distribution disruptions.

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

     Prior to 1999, the use of our products had been limited principally to clinical trial patients under controlled conditions and under the care of expert physicians. We cannot predict whether the widespread commercial use of our products will produce undesirable or unintended side effects or adverse reactions that have not been evident in our clinical trials or the relatively limited commercial use to date. In addition, in patients who take multiple medications, drug interactions could occur which can be difficult to predict. Additionally, incidents of product misuse may occur. These events, among others, could result in additional regulatory controls that could limit the circumstances under which the product is prescribed or even lead to the withdrawal of the product from the market. More specifically, ACTIQ has been approved under regulations concerning drugs with certain safety profiles, under which the FDA has established special restrictions to ensure safe use. Any violation of these special restrictions could lead to the imposition of further restrictions or withdrawal of ACTIQ from the market.

We may not be able to maintain adequate patent protection or market exclusivity for our products and therefore potential competitors may develop competing products, which could result in a decrease in sales and market share, cause us to reduce prices to compete successfully, and limit our commercial success.

     We place considerable importance on obtaining patent protection for new technologies, products and processes. To that end, we file applications for patents covering the composition of matter or uses of our drug candidates or our proprietary processes. We could incur substantial costs in asserting our patent rights, including those licensed to us by third parties, and in defending patent infringement suits against us or our employees relating to ownership of, or rights to, patents and other intellectual property of third parties. Such disputes could substantially delay our drug development or commercialization. The Patent Trademark Office or a private party could institute an interference proceeding involving us in connection with one or more of our patents or patent applications. Such proceedings could result in an adverse decision as to priority of invention, in which case we would not be entitled to a patent on the invention at issue in the interference proceeding. The Patent Trademark Office or a private party also could institute reexamination proceedings involving us in connection with one or more of our patents, and such proceedings could result in an adverse decision as to the validity or scope of the patents. We could be forced to either seek a license to intellectual property rights of others, which may not be available to us on acceptable terms, if at all, or alter our products or processes so that they no longer infringe on the proprietary rights of others.

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

   PROVIGIL

     In the United States, the Orphan Drug Act provides incentives to drug manufacturers to develop and manufacture drugs for the treatment of rare disorders. The FDA has granted orphan drug status to PROVIGIL for its use in the treatment of excessive daytime sleepiness associated with narcolepsy. The grant of orphan drug status to PROVIGIL allows us a seven-year period of marketing exclusivity for the product in that indication which expires December 24, 2005. While the marketing exclusivity provided by the orphan drug law should prevent other sponsors from obtaining approval of the same compound for the same indication (unless the other sponsor can demonstrate clinical superiority or we are unable to provide or obtain adequate supplies of PROVIGIL), it would not prevent approval of the same compound for other indications that otherwise are non-exclusive, or approval of other compounds for the same indication. In addition, we own a U.S. patent covering the particle size of modafinil that was issued in 1997 and expires on October 6, 2014. However, we may not succeed in obtaining any extension for the composition-of-matter patent, and we cannot guarantee that any of our patents will be found to be valid if challenged by a third party. Additionally, we cannot be sure that a potential competitor will not develop a competing product or product formulation that would avoid infringement of these patents or any patent owned or licensed by us.

   ACTIQ

     We hold exclusive worldwide licenses to U.S. and foreign patents covering this product that are held by the University of Utah and its assignee, the University of Utah Research Foundation. Specifically, we have U.S. patents covering the currently approved formulation, methods for administering fentanyl via this formulation and a method of producing the approved product. These patents are currently set to expire in 2005. Corresponding patents in foreign countries are set to expire between 2009 and 2010. Other issued patents and pending patent applications in the U.S. and foreign countries that are owned or licensed by us are directed to various processes of manufacturing the product as well as to a child-resistant disposal container required by the FDA to be provided as part of the product. We cannot guarantee that any of these patents will be held to be valid if challenged by a third party. In any event, we cannot be sure that a potential competitor will not develop a competing product or product formulation that would avoid infringement of these patents or any patent owned or licensed by us.

   GABITRIL

     The issued U.S. composition-of-matter patent claiming tiagabine, the active drug substance in GABITRIL, is exclusively sublicensed to us and is currently set to expire in 2008. An extension of this patent in the United States under the terms of the U.S. Drug Price Competition and Patent Term Restoration Act of 1984, as amended, to extend the term of this patent until 2011 is being sought. We cannot be certain that this patent extension will be obtained or that we will be able to take advantage of any other patent benefits of the patent restoration act. In addition, this product is covered by another issued U.S. patent directed to crystalline tiagabine hydrochloride monohydrate and its use as an anti-epileptic agent, which is currently set to expire in 2012. We cannot guarantee that any of these patents will be held to be valid if challenged by a third party. In any event, we cannot be sure that a potential competitor will not develop a competing product or product formulation that would avoid infringement of these patents or any patent owned or licensed by us.

Manufacturing, supply and distribution problems may create supply disruptions that could result in a reduction of product sales revenue, and damage commercial prospects for PROVIGIL, ACTIQ, GABITRIL and other products.

     We must comply with all applicable regulatory requirements of the FDA and foreign authorities, including current Good Manufacturing Practice regulations. In addition, we must comply with all applicable regulatory requirements of the Drug Enforcement Administration, and foreign authorities for PROVIGIL (Schedule IV controlled substance) and ACTIQ (Schedule II controlled substance). The facilities used to manufacture, store and distribute our products are subject to inspection by regulatory authorities at any time to determine compliance with regulations. The current Good Manufacturing Practice and controlled substance regulations are complex, and any failure to comply with them could lead to remedial action, civil and criminal penalties and delays in production of material.

     Except for the in-house manufacture of ACTIQ for international markets, we rely on third parties to manufacture our products. Abbott is required to supply us with ACTIQ for the United States until at least March 2003. After that date, we will have to make other arrangements for supply, which could include the manufacture of ACTIQ in-house for the United States, or establishing supply arrangements with third parties. We also rely on third parties to distribute, provide customer service activities and accept and process returns. In addition, we depend upon sole suppliers for active drug substances contained in our products, and we depend upon single manufacturers that are qualified to manufacture finished commercial products. Although we employ a small number of persons to coordinate and manage the activities undertaken by these third parties, we have relatively limited experience in this regard. We maintain inventories of active drug substances and finished products to protect against supply disruptions, and are qualifying additional manufacturers of finished product for PROVIGIL. Nevertheless, any disruption in these activities could impede our ability to sell our products and could reduce sales revenue.

  A non-active ingredient used in PROVIGIL is no longer manufactured or commercially available. At anticipated levels of demand, we have several years supply of this ingredient. We have prepared new formulations of PROVIGIL that do not include the now unavailable ingredient; however, the introduction of any such new formulation requires regulatory approval. If we are unable to obtain approval for our new formulation, we could face supply disruptions that would result in significant costs and delays, undermine goodwill established with physicians and patients, and damage commercial prospects for PROVIGIL.

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

  The active ingredients in PROVIGIL and ACTIQ are controlled substances regulated by the DEA. As controlled substances, the manufacture, shipment, sale and use of these products is subject to a high degree of regulation and accountability. These regulations also are imposed on prescribing physicians and other third parties, making the use of such products relatively complicated and expensive. Future products also may contain substances regulated by the DEA. In some cases, products containing controlled substances have generated public controversy which, in extreme cases, has resulted in further restrictions on marketing or even withdrawal of regulatory approval. In addition, negative publicity may bring about rejection of the product by the medical community. If the DEA or FDA withdrew the approval of, or placed additional significant restrictions on, the marketing of any of our products, our business could be materially and adversely affected.

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

  We are focused on the search for new pharmaceutical products. These activities include engaging in discovery research and process development, conducting preclinical and clinical studies, and seeking regulatory approval in the United States and abroad. In all of these areas, we have relatively limited resources and compete against larger multinational pharmaceutical companies. Moreover, even if we undertake these activities in an effective and efficient manner, regulatory approval for the sale of new pharmaceutical products remains highly uncertain since the majority of compounds discovered do not enter clinical studies and the majority of therapeutic candidates fail to show the human safety and efficacy necessary for regulatory approval and successful commercialization.

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

  Because we have limited resources, we have entered into a number of collaboration agreements with other pharmaceutical companies. In some cases these agreements call for our partner to control the supply of bulk or formulated drugs for commercial use or for use in clinical trials; the design and execution of clinical studies; the process of obtaining regulatory approval to market the product; and/or the marketing and selling of any approved product.

  In each of these areas, our partners may not support fully our research and commercial interests since our program may compete for time, attention and resources with the internal programs of our collaborators. As such, we cannot be sure that our collaborators will share our perspectives on the relative importance of our program, that they will commit sufficient resources to our program to move it forward effectively, or that the program will advance as rapidly as it might if we had retained complete control of all research, development, regulatory and commercialization decisions. We also rely on several of these collaborators and other third parties for the production of compounds and the manufacture and supply of pharmaceutical products. Additionally, we may find it necessary from time to time to seek new or additional partners to assist us in commercializing our products. It is uncertain whether we would be successful in establishing any such new or additional relationships.

Our product sales and related financial results will fluctuate and these fluctuations may cause our stock price to fall, especially if they are not anticipated by investors.

  A number of analysts and investors who follow our stock have developed models to attempt to forecast future product sales and have established earnings expectations based upon those models. Forecasting revenue growth is difficult, especially when there is little commercial history and when the level of market acceptance of the product is uncertain. Forecasting is further complicated by the difficulties in estimating stocking levels at pharmaceutical wholesalers and at retail pharmacies and in estimating potential product returns. As a result it is likely that there will be significant fluctuations in revenues, which may not meet with market expectations and which also may adversely affect our stock price. Other factors that may cause our financial results to fluctuate unexpectedly include the cost of product sales, achievement and timing of research and development milestones, co-promotion and other collaboration revenues, cost and timing of clinical trials, marketing and other expenses and manufacturing or supply disruption.

We may incur additional losses.

  To date, we have not been profitable and our accumulated deficit was approximately $534 million at June 30, 2001. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from selling, general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective. We cannot be sure that we will obtain required regulatory approvals, or successfully develop, commercialize, manufacture and market any other product candidates.

The price of our common stock has been and may continue to be highly volatile.

  The market price of our common stock is volatile, and we expect it to continue to be volatile for the foreseeable future. For example, during the period June 30, 2000 through August 6, 2001, our common stock traded at a high price of $83.625 and a low price of $36.375. Negative announcements (such as adverse regulatory decisions, disappointing clinical trial results, disputes concerning patent or other proprietary rights, or operating results that fall below the market's expectations) could trigger significant declines in the price of our common stock. In addition, external events, such as news concerning our competitors, changes in government regulations that may impact the biotechnology or pharmaceutical industries or the movement of capital into or out of our industry, also are likely to affect the price of our common stock.

We are involved in legal proceedings that, if adversely adjudicated or settled, would impact our financial condition.

  In August 1999, the U.S. District Court for the Eastern District of Pennsylvania entered a final order approving the settlement of a class action in which plaintiffs alleged that statements made about the results of certain clinical studies of MYOTROPHIN were misleading. A related complaint has been filed with the Court by a small number of plaintiffs who decided not to participate in the settlement. This related complaint alleges that we are liable under common law for misrepresentations concerning the results of the MYOTROPHIN clinical trials, and that we and certain of our current and former officers and directors are liable for the actions of persons who allegedly traded in our common stock on the basis of material inside information. We believe that we have valid defenses to all claims raised in this action. Even if there is a judgment against us in this case, we do not believe it will have a material adverse effect on our financial condition or results of operations.

  Due to our past involvement in promoting STADOL NS(R) (butorphanol tartrate) Nasal Spray, a product of Bristol-Myers Squibb Company, we are co-defendants in several product liability actions brought against Bristol-Myers. Although we cannot predict with certainty the outcome of this litigation, we believe that any expenses or damages that we may incur will be paid by Bristol-Myers under the indemnification provisions of our co-promotion agreement. As such, we do not believe that these actions will have a material adverse effect on our financial condition or results of operations.

  In February 2001, a complaint was filed in Utah state court by Zars, Inc. and one of its research scientists, against us and our subsidiary Anesta Corp. The plaintiffs are seeking a declaratory judgment to establish their right to develop transdermal or other products containing fentanyl and other pharmaceutically active agents under a royalty and release agreement between Zars and Anesta. The complaint also asks for unspecified damages for breach of contract, interference with economic relations, defamation and slander. We have filed a motion to dismiss this complaint that is currently pending before the court. We believe that we have valid defenses to all claims raised in this action. In any event, we do not believe any judgment against us will have a material adverse effect on our financial condition or results of operations.

We may never obtain approval to market MYOTROPHIN, it may not be cost-effective to pursue MYOTROPHIN for other indications, and therefore we may never derive revenue from MYOTROPHIN.

  We do not believe that the conditions for regulatory approval of MYOTROPHIN imposed by the FDA can be met without conducting an additional Phase 3 study, and we have no plans to conduct such a study at this time. However, we have had discussions with certain physicians who are seeking to obtain governmental and non-governmental funding to be used to conduct such a study. If this funding is obtained and the study is undertaken, we would likely allow reference to our Investigational New Drug Application, and supply MYOTROPHIN in quantities sufficient to conduct the study in exchange for the rights to use any clinical data generated by such study in support of FDA approval of our pending New Drug Application. Even if an additional study is undertaken, the results will not be available for several years and may not be sufficient to obtain regulatory approval to market the product. If MYOTROPHIN is not approved for the treatment of Amyotrophic Lateral Sclerosis then it is unlikely that we would pursue approval for the use of MYOTROPHIN to treat other indications. Additionally, if we do not obtain approval of MYOTROPHIN for ALS or pursue approval for other indications, rights to the product may revert back to Cephalon Clinical Partners, L.P.

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


RESULTS OF OPERATIONS

 Three months ended June 30, 2001 compared to three months ended June 30, 2000

  Revenues--Total revenues increased 140% to $56,199,000 in the second quarter of 2001 as compared to $23,385,000 in the second quarter of 2000. This increase was primarily due to a $25,914,000, or 141%, increase in product sales, of which $14,561,000 was attributed to a PROVIGIL sales increase, $6,679,000 was attributed to an ACTIQ sales increase, and $4,674,000 was attributed to a GABITRIL sales increase. In addition, other revenues increased by $6,900,000, or 138%. This increase was due primarily to $3,500,000 in milestone revenue recognized upon receiving ACTIQ(R) marketing authorization in certain European countries, and $2,005,000 of revenues recognized under our collaboration with Novartis Pharma AG.

  Cost of Product Sales--The cost of product sales in the second quarter of 2001 decreased to 21% of net product sales from 23% in the second quarter of 2000 due primarily to a decrease in the cost of product sales of ACTIQ and to the effect of a change in product mix.

  Research and Development Expenses--For the quarter ended June 30, 2001, research and development expenses increased 32% to $21,245,000 from $16,061,000 in the second quarter of 2000. This change primarily resulted from an increase in expenditures associated with clinical development studies of PROVIGIL in areas other than narcolepsy, an increase in expenditures associated with regulatory and intellectual property fees and expenses, and an increase in drug development and manufacturing expenditures for our compounds that have progressed into later stages of development.

  Depreciation and Amortization Expenses--The increase in depreciation and amortization expenses from $965,000 in the second quarter of 2000 to $3,546,000 in the second quarter of 2001 is due primarily to amortization expense of $2,421,000 for intangible assets acquired during 2000 relating to contracts with Novartis and Abbott.

  Selling, General and Administrative Expenses--Selling, general and administrative expenses increased 27% to $26,956,000 for the quarter ended June 30, 2001 from $21,156,000 for the second quarter of 2000 primarily due to an increase in selling and marketing expenses associated with the promotion and support of our three major products: PROVIGIL, ACTIQ and GABITRIL.

  Other Income and Expense--Other income and expense decreased by $6,777,000 from the second quarter of 2000 to the second quarter of 2001. Interest income decreased as a result of the recognition of $4,008,000 in the second quarter of 2000 for an interest penalty that had been accrued but was subsequently waived on a loan obtained from the Commonwealth of Pennsylvania. Interest expense increased by $3,081,000 as compared to the prior period as a result of expense recognized for our obligations with Abbott and Novartis and interest associated with the $400,000,000 convertible subordinated notes. Other expense represents primarily the fluctuation in the currency exchange value of the pound Sterling
(GBP) relative to the U.S. dollar.

  Extraordinary Gain on Early Extinguishment of Debt--In May 2001, we paid $24,438,000 to Novartis Pharma AG for deferred obligations due to them under our continuing November 2000 collaboration agreement. In connection with this payment, we recorded an extraordinary gain on the early extinguishment of debt of $3,016,000.

  Dividends on Convertible Exchangeable Preferred Stock--In May 2001, the holders of 2,344,586 shares of the 2,500,000 shares outstanding of our convertible exchangeable preferred stock converted their preferred shares into an aggregate of 6,541,394 shares of our common stock, in accordance with the terms of the preferred stock. As an inducement to the holders to convert their preferred stock prior to August 2001, when we are initially permitted to redeem the preferred stock, we agreed to pay immediately all dividends accrued through the date of conversion as well as all dividends that would have accrued on the converted shares through the August 2001 redemption date. In the second quarter of 2001, we recognized an additional $1,063,000 of dividend expense associated with the early conversion. As of June 30, 2001, 155,414 shares of preferred stock remained outstanding.


 Six months ended June 30, 2001 compared to six months ended June 30, 2000

  Revenues--Total revenues increased 140% to $103,271,000 in the first half of 2001 as compared to $43,040,000 in the first half of 2000. This increase was primarily due to a $50,525,000, or 146%, increase in product sales, of which $28,122,000 was attributed to a PROVIGIL sales increase, $12,353,000 was attributed to an ACTIQ sales increase, and $10,050,000 was attributed to a GABITRIL sales increase. In addition, other revenues increased by $9,706,000, or 115%. This increase was due primarily to $3,500,000 in milestone revenue recognized upon receiving ACTIQ(R) marketing authorization in certain European countries, and $4,329,000 of revenues recognized under our collaboration with Novartis Pharma AG.

  Cost of Product Sales--The cost of product sales in the first half of 2001 increased to 21% of net product sales from 18% in the first half of 2000. This increase is due primarily to PROVIGIL. A significant portion of the PROVIGIL sold in the United States during the first quarter of 2000 was produced prior to its December 1998 FDA approval and the costs of producing that material were recorded as research and development expense at the time the material was produced. This increase is partially offset by a decrease in the cost of product sales of ACTIQ in the second quarter of 2001 and by the effect of a change in product mix.

  Research and Development Expenses--For the six month ended June 30, 2001, research and development expenses increased 32% to $40,514,000 from $30,642,000 in the same period of 2000. This change primarily resulted from an increase in expenditures associated with clinical development studies of PROVIGIL in areas other than narcolepsy, an increase in expenditures associated with regulatory and intellectual property fees and expenses, and an increase in drug development and manufacturing expenditures for our compounds that have progressed into later stages of development.

  Depreciation and Amortization Expenses--The increase in depreciation and amortization expenses from $1,468,000 in the first half of 2000 to $7,035,000 in the first half of 2001 is due primarily to amortization expense of $5,282,000 for intangible assets acquired during 2000 relating to contracts with Novartis and Abbott.

  Selling, General and Administrative Expenses--Selling, general and administrative expenses increased 33% to $51,663,000 for the six months ended June 30, 2001 from $38,812,000 for the same period of 2000 primarily due to an increase in selling and marketing expenses associated with the promotion and support of our three major products: PROVIGIL, ACTIQ and GABITRIL.

  Other Income and Expense--Other income and expense decreased by $10,421,000 from the first half of 2000 to the first half of 2001. Interest income decreased due to the recognition of $4,008,000 in the second quarter of 2000 for an interest penalty that had been accrued but was subsequently waived on a loan obtained from the Commonwealth of Pennsylvania and due to higher average investment balances and higher average rates of return in 2000 as compared to 2001. Interest expense increased as compared to the prior period as a result of expense recognized for our obligation with both Abbott and Novartis and interest associated with the $400,000,000 convertible subordinated notes.

  Extraordinary Gain on Early Extinguishment of Debt--In May 2001, we paid $24,438,000 to Novartis Pharma AG for deferred obligations due to them under our continuing November 2000 collaboration agreement. In connection with this payment, we recorded an extraordinary gain on the early extinguishment of debt of $3,016,000.

  Dividends on Convertible Exchangeable Preferred Stock--In May 2001, the holders of 2,344,586 shares of the 2,500,000 shares outstanding of our convertible exchangeable preferred stock converted their preferred shares into an aggregate of 6,541,394 shares of our common stock, in accordance with the terms of the preferred stock. As an inducement to the holders to convert their preferred stock prior to August 2001, when we are initially permitted to redeem the preferred stock, we agreed to pay immediately all dividends accrued through the date of conversion as well as all dividends that would have accrued on the converted shares through the August 2001 redemption date. In the second quarter of 2001, we recognized an additional $1,063,000 of dividend expense associated with the early conversion. As of June 30, 2001, 155,414 shares of preferred stock remained outstanding.

  Cumulative Effect of a Change in Accounting Principle--We adopted the U.S. Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101) on Revenue Recognition and, as a result, we recorded a charge of $7,434,000 in the fourth quarter of 2000 to defer upfront license fees associated with our collaborative alliances that were previously recognized in revenues. Under guidance from SAB 101, results for 2000 have been restated to give effect for the implementation of SAB 101 retroactively to January 1, 2000.

LIQUIDITY AND CAPITAL RESOURCES

  Cash, cash equivalents and investments at June 30, 2001 were $420,791,000, representing 63% of total assets, and at December 31, 2000 were $97,384,000, representing 32% of total assets.

 Net Cash Used for Operating Activities

  Net cash used for operating activities decreased to $22,426,000 in the first half of 2001 as compared to $39,035,000 in the first half of 2000, due primarily to a decrease in the net loss before preferred dividends of $20,620,000 resulting from an increase in product sales.


 Net Cash (Used for) Provided by Investing Activities

  A summary of net cash (used for) provided by investing activities is as follows:

                                                      Six months ended
                                                           June 30,
                                                     2001            2000
                                                     ----            ----
Purchases of property and equipment..........   $  (4,729,000)  $ (4,581,000)
Acquisition of intangible assets.............              --    (23,850,000)
Sales and maturities (purchases) of
 investments, net............................    (239,239,000)   102,334,000
                                                -------------   ------------
Net cash (used for) provided by investing
 activities..................................   $(243,968,000)  $ 73,903,000
                                                =============   ============

  --Acquisition of intangible assets

  The acquisition of intangible assets in 2000 represents payments made to reacquire the marketing rights to ACTIQ from Abbott Laboratories.


 Net Cash Provided by (Used for) Financing Activities

  A summary of net cash provided by (used for) financing activities is as follows:

                                                                                   Six months ended
                                                                                       June 30,
                                                                                 2001            2000
                                                                                 ----            ----
Proceeds from exercises of common stock options and warrants..........       $ 20,115,000   $ 20,895,000
Preferred dividends paid..............................................         (6,656,000)    (4,531,000)
Net proceeds from issuance of long-term debt..........................        385,785,000             --
Principal payments on and retirement of long-term debt................        (49,576,000)   (31,318,000)
                                                                             ------------   ------------
Net cash provided by (used for) financing activities..................       $349,668,000   $(14,954,000)
                                                                             ============   ============


  --Proceeds from exercises of common stock options and warrants

  During the six months ended June 30, 2001, we received proceeds of approximately $20,115,000 from the exercise of approximately 1,021,000 common stock options. At June 30, 2001, warrants to purchase 265,800 shares of our common stock at an exercise price of $10.08 per share and options to purchase approximately 4,249,000 shares of our common stock at various exercise prices were outstanding. The extent and timing of future warrant and option exercises, if any, are primarily dependent upon the market price of our common stock and general financial market conditions, as well as the exercise prices and expiration dates of the warrants and options.

  --Payments to acquire treasury stock

  Under the Equity Compensation Plan, we may grant restricted stock awards to employees. Upon vesting, shares of Cephalon common stock are withheld from the employee's stock award and returned to the treasury for the corresponding dollar value of payroll-related taxes.

 --Preferred dividends paid

    In May 2001, the holders of 2,344,586 shares of the 2,500,000 shares outstanding of our convertible exchangeable preferred stock converted their preferred shares into an aggregate of 6,541,394 shares of our common stock, in accordance with the terms of the preferred stock. As an inducement to the holders to convert their preferred stock prior to August 2001, when we are initially permitted to redeem the preferred stock, we paid all dividends accrued through the date of conversion as well as all dividends that would have accrued on the converted shares through the August 2001 redemption date in the aggregate amount of $4,390,000.

  --Net proceeds from issuance of long-term debt

  In the second quarter of 2001, we completed a private placement of $400,000,000 of 5.25% convertible subordinated notes due 2006. Debt issuance costs in the amount of $14,215,000 have been capitalized and will be amortized over the term of the notes.

  --Principal payments on long-term debt

  In May 2001, we made a payment of $24,000,000 to Abbott Laboratories due under our licensing agreement. Also in May 2001, we paid $24,438,000 to Novartis Pharma AG for deferred obligations due to them under our continuing November 2000 collaboration agreement. In the first quarter of 2000, we retired $30,000,000 of revenue sharing notes issued in a private placement in 1999. In addition, for all periods presented, principal payments on long-term debt include payments on mortgage and building improvements loans and payments on capital lease obligations.

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

  --Legal Proceedings

    In August 1999, the U.S. District Court for the Eastern District of Pennsylvania entered a final order approving the settlement of a class action in which plaintiffs alleged that statements made about the results of certain clinical studies of MYOTROPHIN were misleading. A related complaint has been filed with the Court by a small number of plaintiffs who decided not to participate in the settlement. This related complaint alleges that we are liable under common law for misrepresentations concerning the results of the MYOTROPHIN clinical trials, and that we and certain of our current and former officers and directors are liable for the actions of persons who allegedly traded in our common stock on the basis of material inside information. We believe that we have valid defenses to all claims raised in this action. Even if there is a judgment against us in this case, we do not believe it will have a material adverse effect on our financial condition or results of operations.

  Due to our past involvement in promoting STADOL NS(R) (butorphanol tartrate) Nasal Spray, a product of Bristol-Myers Squibb Company, we are co-defendants in several product liability actions brought against Bristol-Myers. Although we cannot predict with certainty the outcome of this litigation, we believe that any expenses or damages that we may incur will be paid by Bristol-Myers under the indemnification provisions of our co-promotion agreement. As such, we do not believe that these actions will have a material adverse effect on our financial condition or results of operations.

  In February 2001, a complaint was filed in Utah state court by Zars, Inc. and one of its research scientists, against us and our subsidiary Anesta Corp. The plaintiffs are seeking a declaratory judgment to establish their right to develop transdermal or other products containing fentanyl and other pharmaceutically active agents under a royalty and release agreement between Zars and Anesta. The complaint also asks for unspecified damages for breach of contract, interference with economic relations, defamation and slander. We have filed a motion to dismiss this complaint that is currently pending before the court. We believe that we have valid defenses to all claims raised in this action. In any event, we do not believe any judgment against us will have a material adverse effect on our financial condition or results of operations.


 Outlook

  Cash, cash equivalents and investments at June 30, 2001 were $420,791,000. Since inception, we have had negative cash flows from operations and have used the proceeds of public and private placements of our securities to fund operations. We currently believe that projected increases in sales of our three marketed products, PROVIGIL, ACTIQ and GABITRIL, in combination with other revenues, will allow us to achieve profitability in 2001. If our expectations for product sales in 2001 are not realized, it may be difficult or impossible to achieve profitability. At this time, we cannot accurately predict the effect of certain developments on product sales such as the degree of market acceptance of our products, competition, the effectiveness of our sales and marketing efforts and our ability to demonstrate the utility of our products in indications beyond those already included in the FDA approved labels. Other revenues include receipts from collaborative research and development agreements and co-promotion agreements. Effective March 31, 2001, Cephalon and TAP Pharmaceuticals, Inc. mutually agreed to terminate their Research, Development and Licensing Agreement dated May 17, 1994, as amended. At June 30, 2001, $1,189,000 was receivable from TAP. The continuation of any of our other agreements is subject to the achievement of certain milestones and to periodic review by the parties involved.

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

   In the second quarter of 2001, we completed a private placement of $400,000,000 of 5.25% convertible subordinated notes due 2006. Interest on the notes is payable each May 1 and November 1, beginning November 1, 2001. The annual interest payments on the notes will be $21,000,000. We expect to use the net proceeds of the offering for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies. Additionally, we may also use the net proceeds to pay contractual obligations including those incurred in connection with the Abbott transaction. Pending any use of the net proceeds, the funds have been invested in accordance with our investment guidelines and interest income earned will be used to offset, to the extent possible, the interest payments on the notes.

  Based on our current level of operations and projected sales of our products combined with other revenues and interest income, we believe that we will be able to meet our anticipated debt service, capital expenditure and working capital requirements for the next several years. However, we cannot be sure that our anticipated revenue growth will be realized or that we will generate positive cash flow from operations. We may need to obtain additional funding for our operational needs, or for future significant strategic transactions, and we cannot be certain that funding will be available on terms acceptable to us, or at all.


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

  Item 2. Changes in Securities and Use of Proceeds

             In May 2001, we issued and sold in a private placement $300 million aggregate principal amount of 5.25% Convertible Subordinated Notes due 2006. In connection with this private placement, we granted the initial purchasers an option to purchase an additional $100 million in aggregate principal amount of notes, which was exercised in June 2001, bringing the total amount sold to $400 million in aggregate principal amount of notes. The commissions, discounts and other debt issuance costs in connection with this sale totaled $14.2 million.

             The maturity date of the notes is May 1, 2006. We are obligated to pay interest at a rate of 5.25% per year on each of May 1 and November 1, beginning November 1, 2001.

             The notes were issued and sold in transactions exempt from registration requirements of the Securities Act of 1933, as amended, to persons reasonably believed by the Initial Purchasers to be "qualified institutional buyers" as defined in Rule 144A under the Securities Act.

             The notes are convertible into our common stock, at the option of the holder, at a price of $74.00 per share, subject to adjustment upon certain events (the "Conversion Price").

             The notes are redeemable by us in cash at any time prior to May 5, 2003 if our stock price exceeds 150% of the Conversion Price for at least 20 trading days in the consecutive 30-day trading period immediately prior to our delivery of a redemption notice. If we redeem all or some of the notes prior to May 5, 2003, we also will make an additional payment to holders equal to $100.27 per $1,000 note, minus the amount of any interest we have actually paid on the note. The notes are also redeemable at any time on or after May 5, 2003 at redemption prices of 103.15%, 102.10% and 100.05% for each of the twelve month periods beginning May 1, 2003, 2004 and 2005, respectively.

             In certain circumstances, at the option of the holders, we may be required to repurchase the notes at 105% of the principal amount of the notes submitted for repurchase, plus accrued and unpaid interest. At our option, instead of paying the repurchase price in cash, we may pay the repurchase price in common stock, valued at 95% of the average of the closing prices for the five trading days immediately before and including the third trading day preceding the repurchase date.

             On June 4, 2001, we filed a registration statement on Form S-3 to register the resale of the notes and the shares of common stock issuable upon conversion thereof, which was declared effective on August 6, 2001.

  Item 4. Submission of Matters to a Vote of Security Holders:

          The following matters were considered at the annual meeting of stockholders of Cephalon held in Malvern, Pennsylvania on May 17, 2001:

          I. On the election of the following persons as directors:

                                                      Number of Votes
                                           -------------------------------------
                                                    FOR          WITHHELD
             Dr. Frank Baldino, Jr.             35,547,795       107,938
             William P. Egan                    35,546,173       109,560
             Dr. Robert J. Feeney               35,543,261       112,472
             Martyn D. Greenacre                35,548,479       107,254
             Kevin E. Moley                     35,546,452       109,279
             Dr. Horst Witzel                   35,542,951       112,772

  Item 6. Exhibits and Reports on Form 8-K

          (a)   Exhibits:

                None.

          (b)   Reports on Form 8-K:

                During the second quarter of 2001, the Registrant filed the following Current Reports on Form 8-K:

                (i) On May 3, 2001, Cephalon, Inc. filed the Press Release dated May 2, 2001 publicly announcing the private placement of $300 million of 5.25% Convertible Subordinated Notes due 2006.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CEPHALON, INC.
                               (Registrant)



August 10, 2001                By  /s/  Frank Baldino, Jr.
                                  ------------------------

                               Frank Baldino, Jr., Ph.D.
                               Chairman and Chief Executive Officer
                               (Principal executive officer)



                               By  /s/  J. Kevin Buchi
                                  --------------------

                               J. Kevin Buchi
                               Senior Vice President and Chief Financial Officer (Principal financial and accounting officer)