Form 10-Q
period 2001-09-30
CEPHALON INC
filed 2001-11-13
CIK 873364

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Quarterly Period Ended     September 30, 2001
                                        -----------------------

     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Transition Period from  ______________ to _______________

          Commission File Number   0-19119
                                   -------


                                CEPHALON, INC.
         -------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

                   Delaware                                  23-2484489
-----------------------------------------------          -------------------
  (State Other Jurisdiction of Incorporation or           (I.R.S. Employer
            Organization)                               Identification Number)

145 Brandywine Parkway,  West Chester,  PA                   19380-4245
------------------------------------------                 --------------
 (Address of Principal Executive Offices)                    (Zip Code)

 Registrant's Telephone Number, Including Area Code        (610) 344-0200
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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                          Outstanding as of November 5, 2001
----------------------------              ----------------------------------
Common Stock, par value $.01                        50,568,977 Shares


This Report Includes a Total of 27 Pages

                        CEPHALON, INC. AND SUBSIDIARIES
                        -------------------------------



                                     INDEX
                                     -----

                                                                            Page No.
                                                                            --------
PART I - FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements (Unaudited)

           Consolidated Balance Sheets -                                           3
           September 30, 2001 and December 31, 2000

           Consolidated Statements of Operations -                                 4
           Three and nine months ended September 30, 2001 and 2000

           Consolidated Statements of Stockholders' Equity -                       5
           September 30, 2001 and December 31, 2000

           Consolidated Statements of Cash Flows -                                 6
           Nine months ended September 30, 2001 and 2000

           Notes to Consolidated Financial Statements                              7

  Item 2.  Management's Discussion and Analysis of                                13
           Financial Condition and Results of Operations

  Item 3.  Quantitative and Qualitative Disclosure about Market Risk              25

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                                      26

  Item 6.  Exhibits and Reports on Form 8-K                                       26


SIGNATURES                                                                        27

                        CEPHALON, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Unaudited)

                                                                                          September 30,              December 31,
                                                                                              2001                      2000
                                                                                      ---------------------     --------------------

                                                              ASSETS
                                                              ------
CURRENT ASSETS:
     Cash and cash equivalents                                                               $  42,167,000             $ 36,571,000
     Investments                                                                               402,217,000               60,813,000
     Receivables, net                                                                           29,873,000               21,905,000
     Inventory (Note 2)                                                                         30,096,000               20,161,000
     Other                                                                                       5,600,000                1,579,000
                                                                                      ---------------------     --------------------
          Total current assets                                                                 509,953,000              141,029,000

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization of $21,028,000 and $18,905,000                                  35,660,000               29,730,000
INTANGIBLE ASSETS, net of accumulated
  amortization of $10,261,000 and $1,679,000                                                   127,609,000              135,794,000
OTHER (Note 3)                                                                                  15,041,000                1,882,000
                                                                                      ---------------------     --------------------
                                                                                             $ 688,263,000             $308,435,000
                                                                                      =====================     ====================

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
                                               ------------------------------------
CURRENT LIABILITIES:
     Accounts payable                                                                        $   5,010,000             $  3,590,000
     Accrued expenses                                                                           34,591,000               32,758,000
     Current portion of deferred revenues                                                        1,198,000                1,469,000
     Current portion of long-term debt (Note 3)                                                  5,702,000               42,950,000
                                                                                      ---------------------     --------------------
          Total current liabilities                                                             46,501,000               80,767,000

DEFERRED REVENUES                                                                                5,486,000                7,151,000
LONG-TERM DEBT (Note 3)                                                                        440,482,000               55,138,000
OTHER                                                                                              112,000                  186,000
                                                                                      ---------------------    ---------------------
          Total liabilities                                                                    492,581,000              143,242,000
                                                                                      ---------------------     --------------------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 5,000,000 shares authorized,
     2,500,000 issued and outstanding at December 31, 2000                                              --                   25,000
    Common stock, $.01 par value, 100,000,000 shares authorized,
     50,571,084 and 42,478,225 shares issued                                                       506,000                  425,000
    Additional paid-in capital                                                                 710,860,000              683,004,000
    Treasury stock, 173,395 and 138,183 shares outstanding, at cost                             (6,093,000)              (4,119,000)
    Accumulated deficit                                                                       (512,146,000)            (515,543,000)
    Accumulated other comprehensive income                                                       2,555,000                1,401,000
                                                                                      ---------------------     --------------------
          Total stockholders' equity                                                           195,682,000              165,193,000
                                                                                      ---------------------     --------------------
                                                                                             $ 688,263,000             $308,435,000
                                                                                      =====================     ====================

  The accompanying notes are an integral part of these consolidated financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)

                                                                          Three Months Ended                Nine Months Ended
                                                                            September 30,                      September 30,
                                                                   -------------------------------    ------------------------------
                                                                        2001             2000              2001             2000
                                                                   --------------    -------------    ---------------  -------------
REVENUES: (Note 7)
     Product sales                                                  $ 73,953,000     $ 24,265,000      $ 159,061,000   $ 58,848,000
     Other revenues                                                    9,869,000        3,791,000         28,032,000     12,248,000
                                                                   --------------    -------------    ---------------  -------------
                                                                      83,822,000       28,056,000        187,093,000     71,096,000
                                                                   --------------    -------------    ---------------  -------------

COSTS AND EXPENSES:
     Cost of product sales                                            14,341,000        5,427,000         31,912,000     11,648,000
     Research and development                                         19,307,000       17,446,000         59,821,000     48,088,000
     Selling, general and administrative                              23,236,000       19,941,000         74,899,000     58,753,000
     Depreciation and amortization                                     3,663,000        1,180,000         10,698,000      2,648,000
                                                                   --------------    -------------    ---------------  -------------
                                                                      60,547,000       43,994,000        177,330,000    121,137,000
                                                                   --------------    -------------    ---------------  -------------


INCOME (LOSS) FROM OPERATIONS                                         23,275,000      (15,938,000)         9,763,000    (50,041,000)
                                                                   --------------    -------------    ---------------  -------------

OTHER INCOME AND EXPENSE
     Interest income                                                   4,121,000        2,856,000          8,667,000     14,277,000
     Interest expense                                                 (6,666,000)      (1,354,000)       (12,122,000)    (3,483,000)
     Other income (expense)                                              847,000         (594,000)          (263,000)    (1,485,000)
                                                                   --------------    -------------    ---------------  -------------
                                                                      (1,698,000)         908,000         (3,718,000)     9,309,000
                                                                   --------------    -------------    ---------------  -------------

INCOME (LOSS) BEFORE EXTRAORDINARY GAIN, DIVIDENDS
ON PREFERRED STOCK AND CUMULATIVE EFFECT OF
A CHANGE IN ACCOUNTING PRINCIPLE                                      21,577,000      (15,030,000)         6,045,000    (40,732,000)

Extraordinary gain on early extinguishment of debt (Note 3)                   --               --          3,016,000             --
                                                                   --------------    -------------    ---------------  -------------

INCOME (LOSS) BEFORE DIVIDENDS ON PREFERRED STOCK
AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
PRINCIPLE                                                             21,577,000      (15,030,000)         9,061,000    (40,732,000)

Dividends on convertible exchangeable preferred stock (Note 6)           (70,000)      (2,266,000)        (5,664,000)    (6,797,000)
                                                                   --------------    -------------    ---------------  -------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A CHANGE
IN ACCOUNTING PRINCIPLE                                               21,507,000      (17,296,000)         3,397,000    (47,529,000)

Cumulative effect of adopting Staff Accounting Bulletin 101
(SAB 101)                                                                     --               --                 --     (7,434,000)
                                                                   --------------    -------------    ---------------  -------------

INCOME (LOSS) APPLICABLE TO COMMON SHARES                           $ 21,507,000     $(17,296,000)     $   3,397,000   $(54,963,000)
                                                                   ==============    =============    ===============  =============

BASIC INCOME (LOSS) PER COMMON SHARE:
  Income (loss) per common share before extraordinary gain and
   cumulative effect of adopting SAB 101                            $       0.43     $      (0.42)     $        0.01   $      (1.19)
  Extraordinary gain on early extinguishment of debt                           -                -               0.06              -
  Cumulative effect of adopting SAB 101                                        -                -                  -          (0.19)
                                                                   --------------    -------------    ---------------  -------------
                                                                    $       0.43     $      (0.42)     $        0.07   $      (1.38)
                                                                   ==============    =============    ===============  =============

DILUTED INCOME (LOSS) PER COMMON SHARE:
  Income (loss) per common share before extraordinary gain and
   cumulative effect of adopting SAB 101                            $       0.40     $      (0.42)     $        0.01   $      (1.19)
  Extraordinary gain on early extinguishment of debt                           -                -               0.06              -
  Cumulative effect of adopting SAB 101                                        -                -                  -          (0.19)
                                                                   --------------    -------------    ---------------  -------------
                                                                    $       0.40     $      (0.42)     $        0.07   $      (1.38)
                                                                   ==============    =============    ===============  =============

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                                        50,269,000       41,298,000         46,909,000     39,893,000
                                                                   ==============    =============    ===============  =============

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING-ASSUMING DILUTION                      53,412,000       41,298,000         49,831,000     39,893,000
                                                                   ==============    =============    ===============  =============

  The accompanying notes are an integral part of these consolidated financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                                                                      Accumulated
                                                                                                                         Other
                                                             Comprehensive                          Accumulated      Comprehensive
                                                                  Loss               Total            Deficit           Income
                                                         ----------------------  ---------------------------------------------------
BALANCE, JANUARY 1, 2000                                                         $ 230,783,000      $(405,302,000)     $  566,000

   Loss                                                         $(101,178,000)    (101,178,000)      (101,178,000)             --
                                                         ---------------------

   Foreign currency translation gain                                1,015,000
   Unrealized investment losses                                      (180,000)
                                                         ---------------------
   Other comprehensive income                                         835,000          835,000                 --         835,000
                                                         ---------------------
   Comprehensive loss                                           $(100,343,000)
                                                         =====================

   Issuance of common stock under stock purchase plan                                   78,000                 --              --

   Stock options and warrants exercised                                             40,051,000                 --              --

   Restricted stock award plan                                                       5,625,000                 --              --

   Employee benefit plan                                                               891,000                 --              --

   Dividends declared on convertible preferred stock                                (9,063,000)        (9,063,000)             --

   Treasury stock acquired                                                          (2,829,000)                --              --

                                                                                ---------------  -----------------    -----------
BALANCE, DECEMBER 31, 2000                                                         165,193,000       (515,543,000)      1,401,000

   Net Income                                                   $   9,061,000        9,061,000          9,061,000              --
                                                         ---------------------

   Foreign currency translation gain                                   75,000
   Unrealized investment gains                                      1,079,000
                                                         ---------------------
   Other comprehensive income                                       1,154,000        1,154,000                 --       1,154,000
                                                         ---------------------
   Comprehensive income                                         $  10,215,000
                                                         =====================

   Conversion of preferred stock into common stock                                          --                 --              --

   Stock options and warrants exercised                                             22,664,000                 --              --

   Restricted stock award plan                                                       4,350,000                 --              --

   Employee benefit plan                                                               883,000                 --              --

   Dividends declared on convertible preferred stock                                (5,664,000)        (5,664,000)             --

   Treasury stock acquired                                                          (1,974,000)                --              --

   Other                                                                                15,000                 --              --
                                                                                ---------------  -----------------    -----------
BALANCE, SEPTEMBER 30, 2001                                                      $ 195,682,000      $(512,146,000)     $2,555,000
                                                                                ===============  =================    ===========

                                                                                             Additional
                                                                 Common       Preferred       Paid-in          Treasury
                                                                 Stock          Stock         Capital           Stock
                                                              ------------------------------------------------------------
BALANCE, JANUARY 1, 2000                                        $389,000      $ 25,000      $636,395,000     $(1,290,000)

   Loss                                                               --            --                --              --



   Foreign currency translation gain
   Unrealized investment losses


   Other comprehensive income                                         --            --                --              --


   Comprehensive loss



   Issuance of common stock under stock purchase plan                 --            --            78,000              --

   Stock options and warrants exercised                           35,000            --        40,016,000              --

   Restricted stock award plan                                     1,000            --         5,624,000              --

   Employee benefit plan                                              --            --           891,000              --

   Dividends declared on convertible preferred stock                  --            --                --              --

   Treasury stock acquired                                            --            --                --      (2,829,000)

                                                              -----------    ----------   ---------------    ------------
BALANCE, DECEMBER 31, 2000                                       425,000        25,000       683,004,000      (4,119,000)

   Net Income                                                         --            --                --              --

   Foreign currency translation gain
   Unrealized investment gains
   Other comprehensive income                                         --            --                --              --
   Comprehensive income

   Conversion of preferred stock into common stock                70,000       (25,000)          (45,000)             --

   Stock options and warrants exercised                           11,000            --        22,653,000              --

   Restricted stock award plan                                        --            --         4,350,000              --

   Employee benefit plan                                              --            --           883,000              --

   Dividends declared on convertible preferred stock                  --            --                --              --

   Treasury stock acquired                                            --            --                --      (1,974,000)

   Other                                                              --            --            15,000              --

                                                              -----------    ----------   ---------------    ------------
BALANCE, SEPTEMBER 30, 2001                                     $506,000      $     --      $710,860,000     $(6,093,000)
                                                              ===========    ==========   ===============    ============

 The accompanying notes are an integral part of these consolidated financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                     --------------------------------------------
                                                                                            2001                    2000
                                                                                     --------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss) before preferred dividends                                            $     9,061,000        $    (48,166,000)
     Adjustments to reconcile income (loss) to net cash
     provided by (used for) operating activities:
           Cumulative effect of adoption of SAB 101                                                   --               7,434,000
           Depreciation and amortization                                                      10,698,000               2,648,000
           Non-cash interest expense                                                           3,715,000                      --
           Non-cash compensation expense                                                       5,233,000               4,615,000
           Gain on extinguishment of debt                                                     (3,016,000)                     --
           Other                                                                                  26,000                 (63,000)
          (Increase) decrease in operating assets:
               Receivables, net                                                               (7,968,000)            (11,044,000)
               Inventory                                                                      (9,935,000)            (12,585,000)
               Other current assets                                                           (4,021,000)             (2,393,000)
               Other long-term assets                                                              8,000                  40,000
          Increase (decrease) in operating liabilities:
               Accounts payable                                                                1,023,000              (3,096,000)
               Accrued expenses                                                                2,966,000               1,751,000
               Deferred revenues                                                              (1,936,000)             (1,306,000)
               Other long-term liabilities                                                       (74,000)             (4,029,000)
                                                                                     --------------------    --------------------

               Net cash provided by (used for) operating activities                            5,780,000             (66,194,000)
                                                                                     --------------------    --------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                      (7,695,000)             (5,896,000)
     Acquistion of intangible assets                                                                  --             (23,850,000)
     Sales and maturities (purchases) of investments, net                                   (340,325,000)            116,644,000
                                                                                     --------------------    --------------------

               Net cash (used for) provided by investing activities                         (348,020,000)             86,898,000
                                                                                     --------------------    --------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercises of common stock options and warrants                             20,913,000              24,007,000
     Payments to acquire treasury stock                                                         (224,000)                     --
     Preferred dividends paid                                                                 (6,797,000)             (6,797,000)
     Net proceeds from issuance of long-term debt                                            385,648,000                      --
     Principal payments on and retirements of long-term debt                                 (51,779,000)            (32,424,000)
                                                                                     --------------------    --------------------

               Net cash provided by (used for) financing activities                          347,761,000             (15,214,000)
                                                                                     --------------------    --------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                      75,000               1,450,000
                                                                                     --------------------    --------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      5,596,000               6,940,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                36,571,000              24,898,000
                                                                                     --------------------    --------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $    42,167,000        $     31,838,000
                                                                                     ====================    ====================

Supplemental disclosure of non-cash investing activities:
   Capital lease additions                                                               $       360,000        $      1,148,000
                                                                                     ====================    ====================

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

     In the United States, we maintain our corporate and research and development headquarters and market three products: PROVIGIL(R) (modafinil) Tablets [C-IV] for treating excessive daytime sleepiness associated with narcolepsy, ACTIQ(R) (oral transmucosal fentanyl citrate) [C-II] for the management of breakthrough cancer pain in opioid tolerant patients and GABITRIL(R) (tiagabine hydrochloride) for the treatment of partial seizures associated with epilepsy. We market these products through our two specialty sales forces: the first, numbering approximately 135 representatives, details PROVIGIL and GABITRIL to neurologists, psychiatrists and sleep specialists; the second, numbering approximately 50 representatives, details ACTIQ to oncologists and pain specialists.

     In the United Kingdom, we market PROVIGIL and five other products under our collaboration agreement with Novartis Pharma AG, including TEGRETOL(R) (carbamazepine), a treatment for epilepsy and RITALIN(R) (methylphenidate), a treatment for attention deficit hyperactivity disorder (ADHD). We also market products in France, Germany, Austria and Switzerland. In support of our European sales and marketing efforts, we have established a European sales and marketing organization comprised of approximately 30 persons.

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

Staff Accounting Bulletin No. 101

     During 2000, we adopted the SEC's Staff Accounting Bulletin No. 101 (SAB
101) on revenue recognition for use in recording revenues from collaborative research and development agreements and similar sources of other revenue. Results for 2000 have been restated to give effect for the implementation of SAB 101 in the fourth quarter of 2000 retroactively to January 1, 2000. The impact of the change resulted in an increase in total revenues and a corresponding decrease in loss before cumulative effect of a change in accounting principle of $291,000 for the three months ended September 30, 2000 and $654,000 for the nine months ended September 30, 2000 as compared to amounts previously reported.

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

2.  INVENTORY

     Inventory is stated at the lower of cost or market value using the first-in, first-out method:

                                                                                September 30,         December 31,
                                                                                    2001                 2000
                                                                                    ----                 ----
Raw material..........................................................           $15,719,000         $ 6,401,000
Work-in-process.......................................................             6,150,000           5,325,000
Finished goods........................................................             8,227,000           8,435,000
                                                                                 -----------         -----------
                                                                                 $30,096,000         $20,161,000
                                                                                 ===========         ===========

3.  LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                            September 30,         December 31,
                                                                                2001                 2000
                                                                                ----                 ----
  Capital lease obligations............................................     $  1,883,000      $  2,342,000
  Mortgage and building improvement loans..............................       12,377,000        14,900,000
  Abbott/Novartis obligations..........................................       31,924,000        80,846,000
  Convertible subordinated notes.......................................      400,000,000                --
                                                                            ------------      ------------
  Total debt...........................................................      446,184,000        98,088,000
  Less current portion.................................................       (5,702,000)      (42,950,000)
                                                                            ------------      ------------
  Total long-term debt.................................................     $440,482,000      $ 55,138,000
                                                                            ============      ============

     In May 2001, we made a payment of $24,000,000 to Abbott Laboratories due under our licensing agreement. Also, in May 2001, we paid $24,438,000 to Novartis Pharma AG for deferred obligations due to them under our continuing November 2000 collaboration agreement. In connection with this payment, we recorded an extraordinary gain on the early extinguishment of debt of $3,016,000.

     In the second quarter of 2001, we completed a private placement of $400,000,000 of 5.25% convertible subordinated notes due 2006. Debt issuance costs of $14,352,000 have been capitalized in other assets and will be amortized over the term of the notes. As of September 30, 2001, the remaining balance to be amortized is $13,167,000. Interest on the notes is payable each May 1 and November 1, beginning November 1, 2001. The notes are convertible into our common stock at a conversion price of $74.00 per share, subject to adjustment in certain circumstances. We may redeem the notes on or after May 5, 2003. Prior to that date, we may redeem the notes if our common stock price exceeds 150% of the conversion price for a specified period of time. Upon early redemption, we are required to pay interest that would have been due up through May 5, 2003.

     In July 2001, we made a payment of $1,667,000 to retire a variable-rate term note payable in connection with the remodeling of our facility in Salt Lake City, Utah.

4. LEGAL PROCEEDINGS

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

6. STOCKHOLDERS' EQUITY

     In May 2001, the holders of 2,344,586 shares of the 2,500,000 shares outstanding of our convertible exchangeable preferred stock converted their preferred shares into an aggregate of 6,541,394 shares of our common stock, in accordance with the terms of the preferred stock. As an inducement to the holders to convert their preferred stock prior to August 2001, when we were initially permitted to redeem the preferred stock, we agreed to pay immediately all dividends accrued through the date of conversion as well as all dividends that would have accrued on the converted shares through the August 2001 redemption date. In the second quarter of 2001, we recognized an additional $1,063,000 of dividend expense associated with the early conversion. In September 2001, the remaining 155,414 shares of our convertible exchangeable preferred stock were converted into an aggregate of 433,604 shares of our common stock.

7.  REVENUES

     Revenues consisted of the following:

                                                                Three months                     Nine months
                                                             ended September 30,             ended September 30,
                                                             2001            2000            2001            2000
                                                             ----            ----            ----            ----
  Product sales:
     PROVIGIL.......................................      $53,694,000     $19,213,000    $110,566,000     $47,963,000
     ACTIQ..........................................       14,003,000       5,052,000      30,349,000       9,045,000
     GABITRIL.......................................        6,256,000              --      18,146,000       1,840,000
                                                          -----------     -----------    ------------     -----------
  Total product sales...............................       73,953,000      24,265,000     159,061,000      58,848,000
  Other revenues....................................        9,869,000       3,791,000      28,032,000      12,248,000
                                                          -----------     -----------    ------------     -----------
  Total revenues....................................      $83,822,000     $28,056,000    $187,093,000     $71,096,000
                                                          ===========     ===========    ============     ===========

                        CEPHALON, INC. AND SUBSIDIARIES

                                  (Unaudited)

8.  OTHER COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires presentation of the components of comprehensive income (loss). Our comprehensive income (loss) includes net income (loss), unrealized gains and losses from foreign currency translation adjustments, and unrealized investment gains and losses. Our total comprehensive income (loss) is as follows:

                                                                Three months                         Nine months
                                                             ended September 30,                  ended September 30,
                                                           2001               2000               2001              2000
                                                           ----               ----               ----              ----
Income (loss) before preferred dividends........       $  21,577,000      $(15,030,000)       $ 9,061,000      $(48,166,000)
Other comprehensive income (loss):
  Foreign currency translation adjustment.......            (712,000)          660,000             75,000         1,450,000
  Unrealized investment gains (losses)..........             972,000           455,000          1,079,000          (198,000)
                                                       -------------      ------------        -----------      ------------
Other comprehensive income (loss)...............       $  21,837,000      $(13,915,000)       $10,215,000      $(46,914,000)
                                                       =============      ============        ===========      ============


9.  EARNINGS PER SHARE

     We compute income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic income
(loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed based on the weighted average shares outstanding and the dilutive impact of common stock equivalents outstanding during the period. The dilutive effect of employee stock options and restricted stock awards is measured using the treasury stock method. Common stock equivalents are not included in periods where there is a loss, as they are anti-dilutive. The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted income (loss) per common share:

                                                             Three months                           Nine months
                                                          ended September 30,                    ended September 30,
                                                        2001               2000                2001              2000
                                                     -----------       ------------         -----------      ------------
Numerator:
Net income (loss) used for basic
  income (loss) per common share..............       $21,507,000       $(17,296,000)        $ 3,397,000      $(54,963,000)
Dividends on convertible exchangeable
  preferred stock.............................            70,000                 --                  --                --
                                                     -----------       ------------         -----------      ------------
Net income (loss) used for diluted income
  (loss) per common share.....................       $21,577,000       $(17,296,000)        $ 3,397,000      $(54,963,000)
                                                     ===========       ============         ===========      ============

Denominator:
Weighted average shares used for basic
  income (loss) per common share..............        50,269,000         41,298,000          46,909,000        39,893,000

Effect of dilutive securities:
Employee stock options and restricted
  stock awards................................         2,499,000                 --           2,702,000                --
Warrants......................................           220,000                 --             220,000                --
Convertible exchangeable preferred stock......           424,000                 --                  --                --
                                                     -----------       ------------         -----------      ------------
Weighted average shares used for diluted
  income (loss) per common share..............        53,412,000         41,298,000          49,831,000        39,893,000
                                                     ===========       ============         ===========      ============

                        CEPHALON, INC. AND SUBSIDIARIES

                                  (Unaudited)

     The weighted average shares used in the calculation of diluted income per common share for the three months ended September 30, 2001 excludes 404,000 shares relating to employee stock options and 5,405,000 shares relating to convertible notes as the inclusion of such shares would be anti-dilutive. The weighted average shares used in the calculation of diluted income per common share for the nine months ended September 30, 2001 excludes 479,000 shares relating to employee stock options, 2,883,000 shares relating to convertible notes, and 3,338,000 shares relating to convertible exchangeable preferred stock as the inclusion of such shares would be anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Risks Related to Our Business

In addition to historical facts or statements of current condition, this report contains forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. These may include statements regarding anticipated scientific progress in our research programs, development of potential pharmaceutical products, prospects for regulatory approval, manufacturing capabilities, market prospects for our products, sales and earnings projections, and other statements regarding matters that are not historical facts. Some of these forward-looking statements may be identified by the use of words in the statements such as "anticipate," "estimate," "expect," " project," "intend," "plan," "believe" or other words and terms of similar meaning. Our performance and financial results could differ materially from those reflected in these forward-looking statements due to general financial, economic, regulatory and political conditions affecting the biotechnology and pharmaceutical industries as well as more specific risks and uncertainties such as those set forth below and in our reports to the SEC on Forms 8-K and 10-K. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you should not rely on any such forward-looking statements. Furthermore, we do not intend to update publicly any forward-looking statements, except as required by law. This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

During the next several years we will be very dependent upon the commercial success of our products, especially PROVIGIL, and we may not be able to consistently and meaningfully increase sales of these products during this period, or to maintain profitability on the basis of such sales.

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

  Ultimately, our efforts may not prove to be as effective as the efforts of our competitors. In the United States and elsewhere, our products face significant competition in the marketplace. The conditions that our products treat, and some of the other disorders for which we are conducting additional studies, are currently treated with several drugs, many of which have been available for a number of years or are available in inexpensive generic forms. Thus, we will need to demonstrate to physicians, patients and third party payors that the cost of our products is reasonable and appropriate in the light of their safety and efficacy, the price of competing products and the related health care benefits to the patient. Even if we are able to increase sales over the next several years, we cannot be sure that we will maintain profitability.

We may be unsuccessful in our efforts to expand the number and scope of authorized uses of PROVIGIL, which would hamper sales growth and make it more difficult to maintain profitability.

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

As our products are used commercially, unintended side effects, adverse reactions or incidents of misuse may occur that could result in additional regulatory controls, and reduce sales of our products.

  Prior to 1999, the use of our products had been limited principally to clinical trial patients under controlled conditions and under the care of expert physicians. We cannot predict whether the widespread commercial use of our products will produce undesirable or unintended side effects or adverse reactions that have not been evident in our clinical trials or the relatively limited commercial use to date. In addition, in patients who take multiple medications, drug interactions could occur that can be difficult to predict. Additionally, incidents of product misuse may occur. These events, among others, could result in additional regulatory controls that could limit the circumstances under which the product is prescribed or even lead to the withdrawal of the product from the market. More specifically, ACTIQ has been approved under regulations concerning drugs with certain safety profiles, under which the FDA has established special restrictions to ensure safe use. Any violation of these special restrictions could lead to the imposition of further restrictions or withdrawal of ACTIQ from the market.

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

 PROVIGIL

  In the United States, the Orphan Drug Act provides incentives to drug manufacturers to develop and manufacture drugs for the treatment of rare disorders. The FDA has granted orphan drug status to PROVIGIL for its use in the treatment of excessive daytime sleepiness associated with narcolepsy. The grant of orphan drug status to PROVIGIL allows us a seven-year period of marketing exclusivity for the product in that indication which expires December 24, 2005. While the marketing exclusivity provided by the orphan drug law should prevent other sponsors from obtaining approval of the same compound for the same indication (unless the other sponsor can demonstrate clinical superiority or we are unable to provide or obtain adequate supplies of PROVIGIL), it would not prevent approval of the same compound for other indications that otherwise are non-exclusive, or approval of other compounds for the same indication. In addition, we own a U.S. patent covering the particle size of modafinil that was issued in 1997 and expires on October 6, 2014. However, we cannot guarantee that our patent will be found to be valid if challenged by a third party. Additionally, we cannot be sure that a potential competitor will not develop a competing product or product formulation that would avoid infringement of this patent or any patent owned or licensed by us.

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

  We must comply with all applicable regulatory requirements of the FDA and foreign authorities, including current Good Manufacturing Practice regulations. In addition, we must comply with all applicable regulatory requirements of the Drug Enforcement Administration, and analogous foreign authorities for PROVIGIL (Schedule IV controlled substance) and ACTIQ (Schedule II controlled substance). The facilities used to manufacture, store and distribute our products are subject to inspection by regulatory authorities at any time to determine compliance with regulations. The current Good Manufacturing Practice and controlled substance regulations are complex, and any failure to comply with them could lead to remedial action, civil and criminal penalties and delays in production of material.

  Except for the in-house manufacture of ACTIQ for international markets, we rely on third parties to manufacture our products. Abbott is required to supply us with ACTIQ for the United States until at least March 2003. After that date, we will have to make other arrangements for such supply, which could include the manufacture of ACTIQ in-house for the United States, or establishing supply arrangements with third parties. We also rely on third parties to distribute, provide customer service activities and accept and process returns. In addition, we depend upon sole suppliers for active drug substances contained in our products, and we depend upon single manufacturers that are qualified to manufacture finished commercial supplies of ACTIQ and GABITRIL. We have two qualified manufacturers for finished commercial supplies of PROVIGIL. The process of changing or adding a manufacturer or changing a formulation requires prior FDA approval and is very time-consuming. If we are unable to manage this process effectively, we could face supply disruptions that would result in significant costs and delays, undermine goodwill established with physicians and patients, and damage commercial prospects for our products.

  Although we employ a small number of persons to coordinate and manage the activities undertaken by third parties, we have relatively limited experience in this regard. We maintain inventories of active drug substances and finished products to protect against supply disruptions. Nevertheless, any disruption in these activities could impede our ability to sell our products and could reduce sales revenue.


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

  A number of analysts and investors who follow our stock have developed models to attempt to forecast future product sales and have established earnings expectations based upon those models. These models, in turn, are based in part on estimates of projected revenue and earnings that we disclose publicly. Forecasting revenue growth is difficult, especially when there is little commercial history and when the level of market acceptance of the product is uncertain. Forecasting is further complicated by the difficulties in estimating stocking levels at pharmaceutical wholesalers and at retail pharmacies and in estimating potential product returns. As a result, it is likely that there will be significant fluctuations in revenues, which may not meet with market expectations and which also may adversely affect our stock price. There are a number of other factors that may cause our financial results to fluctuate unexpectedly, including the cost of product sales, achievement and timing of research and development milestones, co-promotion and other collaboration revenues, cost and timing of clinical trials, marketing and other expenses and manufacturing or supply disruption.

We may incur additional losses.

  Although the quarter ended September 30, 2001 was our first profitable quarter from commercial operations since inception, our accumulated deficit was approximately $512 million at September 30, 2001. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from selling, general and administrative costs associated with our operations. While we seek to maintain profitability from commercial operations, we cannot be sure that we will continue to achieve product and other revenue sufficient for us to maintain this objective. We cannot be sure that we will obtain required regulatory approvals, or successfully develop, commercialize, manufacture and market any other product candidates.

The price of our common stock has been and may continue to be highly volatile.

  The market price of our common stock is volatile, and we expect it to continue to be volatile for the foreseeable future. For example, during the period September 30, 2000 through November 5, 2001, our common stock traded at a high price of $73.92 and a low price of $36.375. Negative announcements (such as adverse regulatory decisions, disappointing clinical trial results, disputes concerning patent or other proprietary rights, or operating results that fall below the market's expectations) could trigger significant declines in the price of our common stock. In addition, external events, such as news concerning our competitors, changes in government regulations that may impact the biotechnology or pharmaceutical industries or the movement of capital into or out of our industry, also are likely to affect the price of our common stock.

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


RESULTS OF OPERATIONS

  Three months ended September 30, 2001 compared to three months ended September 30, 2000

                                                                                       Three months
                                                                                     ended September 30,
                                                                                  2001                 2000
                                                                                  ----                 ----
  Product sales:
     PROVIGIL.........................................................            $53,694,000          $19,213,000
     ACTIQ............................................................             14,003,000            5,052,000
     GABITRIL.........................................................              6,256,000                   --
                                                                                  -----------          -----------
  Total product sales.................................................             73,953,000           24,265,000
  Other revenues......................................................              9,869,000            3,791,000
                                                                                  -----------          -----------
  Total revenues......................................................            $83,822,000          $28,056,000
                                                                                  ===========          ===========

  Revenues--Total revenues increased 199% to $83,822,000 in the third quarter of 2001 as compared to $28,056,000 in the third quarter of 2000. This increase was primarily due to a $49,688,000, or 205%, increase in product sales, of which $34,481,000 was attributed to a PROVIGIL sales increase, $8,951,000 was attributed to an ACTIQ sales increase, and $6,256,000 was attributed to GABITRIL sales. The PROVIGIL sales increase was primarily attributable to growth in prescriptions and an increase in inventory stocking levels by both distribution centers and retail pharmacies. In addition, other revenues increased by $6,078,000, or 160%. This increase was due primarily to revenues recognized under our research and development collaboration with H. Lundbeck A/S and under our marketing collaboration with Novartis Pharma AG.

  Cost of Product Sales-- The cost of product sales in the third quarter of 2001 decreased to 19% of net product sales from 22% in the third quarter of 2000 due primarily to the effect of a change in product mix and a decrease in the cost of product sales of ACTIQ.

  Research and Development Expenses--For the quarter ended September 30, 2001, research and development expenses increased 11% to $19,307,000 from $17,446,000 in the third quarter of 2000. This change primarily resulted from an increase in expenditures associated with clinical development studies, an increase in expenditures associated with regulatory and intellectual property fees and expenses, and an increase in drug development and manufacturing expenditures incurred under our joint collaborative research and development agreement with Lundbeck.

  Depreciation and Amortization Expenses--The increase in depreciation and amortization expenses from $1,180,000 in the third quarter of 2000 to $3,663,000 in the third quarter of 2001 is due primarily to amortization expense of $2,241,000 for intangible assets acquired during late 2000 relating to contracts with Novartis and Abbott.

  Selling, General and Administrative Expenses--Selling, general and administrative expenses increased 17% to $23,236,000 for the quarter ended September 30, 2001 from $19,941,000 for the third quarter of 2000 primarily due to an increase in both marketing expenses and the size of our internal sales force to promote and support our three major products: PROVIGIL, ACTIQ and GABITRIL.

  Other Income and Expense--Other income and expense decreased by $2,606,000 from the third quarter of 2000 to the third quarter of 2001. Interest income increased by $1,265,000 from quarter to quarter as a result of higher average investment balances, partially offset by lower average rates of return. Interest expense increased by $5,312,000 as compared to the prior period as a result of expense recognized on our obligations with Abbott and Novartis and interest associated with the $400,000,000 convertible subordinated notes. Other expense represents primarily the fluctuation in the currency exchange value of the pound Sterling (GBP) relative to the U.S. dollar.

  Dividends on Convertible Exchangeable Preferred Stock--In the third quarter of 2001, we recognized $70,000 of dividend expense associated with 155,414 shares of preferred stock outstanding as of the August 1, 2001 record date. In September 2001, these remaining shares of our convertible exchangeable preferred stock were converted into an aggregate of 433,604 shares of our common stock.

 Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

                                                                                         Nine months
                                                                                      ended September 30,
                                                                                  2001                  2000
                                                                                  ----                  ----
  Product sales:
     PROVIGIL.........................................................           $110,566,000          $47,963,000
     ACTIQ............................................................             30,349,000            9,045,000
     GABITRIL.........................................................             18,146,000            1,840,000
                                                                                 ------------          -----------
  Total product sales.................................................            159,061,000           58,848,000
  Other revenues......................................................             28,032,000           12,248,000
                                                                                 ------------          -----------
  Total revenues......................................................           $187,093,000          $71,096,000
                                                                                 ============          ===========

  Revenues--Total revenues increased 163% to $187,093,000 in the nine months ended September, 30 2001 as compared to $71,096,000 in the nine months ended September 30, 2000. This increase was primarily due to a $100,213,000, or 170%, increase in product sales, of which $62,603,000 was attributed to a PROVIGIL sales increase, $21,304,000 was attributed to an ACTIQ sales increase, and $16,306,000 was attributed to a GABITRIL sales increase. The PROVIGIL sales increase resulted from growth in prescriptions and an increase in inventory stocking levels by both distribution centers and retail pharmacies. In addition, other revenues increased by $15,784,000, or 129%. This increase was due primarily to $4,250,000 in milestone revenue recognized upon receiving ACTIQ(R) marketing authorization in certain European countries, and revenues recognized under our marketing collaboration with Novartis Pharma AG.

  Cost of Product Sales-- The cost of product sales for both nine month periods presented is 20%. PROVIGIL cost of sales increased from period to period because a significant portion of the PROVIGIL sold in the United States during the first quarter of 2000 was produced prior to its December 1998 FDA approval and the costs of producing that material were recorded as research and development expense at the time the material was produced. This increase from PROVIGIL was offset by a decrease in the cost of product sales of ACTIQ and by the effect of a change in product mix.

  Research and Development Expenses--For the nine months ended September 30, 2001, research and development expenses increased 24% to $59,821,000 from $48,088,000 in the same period of 2000. This change primarily resulted from an increase in expenditures associated with clinical development studies, an increase in expenditures associated with regulatory and intellectual property fees and expenses, and an increase in drug development and manufacturing expenditures incurred by Lundbeck under our joint collaborative research and development agreement.

  Depreciation and Amortization Expenses--The increase in depreciation and amortization expenses from $2,648,000 in the nine months ended September 30, 2000 to $10,698,000 in the nine months ended September 30, 2001 is due primarily to amortization expense of $7,522,000 for intangible assets acquired during late 2000 relating to contracts with Novartis and Abbott.

  Selling, General and Administrative Expenses--Selling, general and administrative expenses increased 27% to $74,899,000 for the nine months ended September 30, 2001 from $58,753,000 for the same period of 2000 primarily due to an increase in both marketing expenses and the size of our internal sales force to promote and support our three major products: PROVIGIL, ACTIQ and GABITRIL.


  Other Income and Expense--Other income and expense decreased by $13,027,000 from 2000 to 2001. Interest income decreased due to the recognition of $4,008,000 in the second quarter of 2000 for an interest penalty that had been accrued but was subsequently waived on a loan obtained from the Commonwealth of Pennsylvania. In addition, interest income decreased from period to period due to lower average rates of return, offset by slightly higher average investment balances, in 2001 as compared to 2000. Interest expense increased as compared to the prior period as a result of expense recognized on our obligations with Abbott and Novartis and interest associated with the $400,000,000 convertible subordinated notes.

  Extraordinary Gain on Early Extinguishment of Debt--In May 2001, we paid $24,438,000 to Novartis Pharma AG for deferred obligations due to them under our continuing November 2000 collaboration agreement. In connection with this payment, we recorded an extraordinary gain on the early extinguishment of debt of $3,016,000.

  Dividends on Convertible Exchangeable Preferred Stock--Preferred dividends for the 2001 period are less than the comparable 2000 period due to the May 2001 and September 2001 conversions of the 2,500,000 shares of preferred stock into an aggregate of 6,974,998 shares of our common stock. As of September 30, 2001, no preferred shares remained outstanding.

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



LIQUIDITY AND CAPITAL RESOURCES

  Cash, cash equivalents and investments at September 30, 2001 were $444,384,000, representing 65% of total assets, and at December 31, 2000 were $97,384,000, representing 32% of total assets.

 Net Cash Provided by (Used for) Operating Activities

  Net cash provided by operating activities was $5,780,000 in the nine months ended September 30, 2001 as compared to net cash used for operating activities of $66,195,000 for the nine months ended September 30, 2000. This change is due primarily to the change in net income (loss) before preferred dividends from a net loss of $48,166,000 for the first nine months of 2000 to net income of $9,061,000 for the first nine months of 2001 as a result of an increase in product sales.

 Net Cash (Used for) Provided by Investing Activities

  A summary of net cash (used for) provided by investing activities is as follows:

                                                                                      Nine months ended
                                                                                        September 30,
                                                                                  2001                     2000
                                                                                  ----                     ----
Purchases of property and equipment....................................       $  (7,695,000)           $ (5,896,000)
Acquisition of intangible assets.......................................                  --             (23,850,000)
Sales and maturities (purchases) of investments, net...................        (340,325,000)            116,644,000
                                                                              -------------            ------------
Net cash (used for) provided by investing activities...................       $(348,020,000)           $ 86,898,000
                                                                              =============            ============

    --Acquisition of intangible assets

  The acquisition of intangible assets during the nine months ended September 20, 2000 represents payments made to reacquire the marketing rights to ACTIQ from Abbott Laboratories.


 Net Cash Provided by (Used for) Financing Activities

  A summary of net cash provided by (used for) financing activities is as follows:

                                                                                  Nine  months ended
                                                                                     September 30,
                                                                               2001                 2000
                                                                               ----                 ----
Proceeds from exercises of common stock options and warrants..........        $ 20,913,000        $ 24,007,000
Payments to acquire treasury stock....................................            (224,000)                 --
Preferred dividends paid..............................................          (6,797,000)         (6,797,000)
Net proceeds from issuance of long-term debt..........................         385,648,000                  --
Principal payments on and retirement of long-term debt................         (51,779,000)        (32,424,000)
                                                                              ------------        ------------
Net cash provided by (used for) financing activities..................        $347,761,000        $(15,214,000)
                                                                              ============        ============


    --Proceeds from exercises of common stock options and warrants

  During the nine months ended September 30, 2001, we received proceeds of approximately $20,913,000 from the exercise of approximately 1,095,000 common stock options. At September 30, 2001, warrants to purchase 265,800 shares of our common stock at an exercise price of $10.08 per share and options to purchase approximately 4,220,000 shares of our common stock at various exercise prices were outstanding. The extent and timing of future warrant and option exercises, if any, are primarily dependent upon the market price of our common stock and general financial market conditions, as well as the exercise prices and expiration dates of the warrants and options.

    --Payments to acquire treasury stock

  Under the Equity Compensation Plan, we may grant restricted stock awards to employees. Upon vesting, shares of Cephalon common stock are withheld from the employee's stock award and returned to the treasury for the corresponding dollar value of payroll-related taxes.

    --Preferred dividends paid

  As of September 30, 2001 all 2,500,000 shares outstanding of our convertible exchangeable preferred stock have been converted into an aggregate of 6,974,998 share of our common stock.

  --Net proceeds from issuance of long-term debt

  In the second quarter of 2001, we completed a private placement of $400,000,000 of 5.25% convertible subordinated notes due 2006. Debt issuance costs in the amount of $14,352,000 have been capitalized and will be amortized over the term of the notes.

  --Principal payments on long-term debt

  In July 2001, we made a payment of $1,667,000 to retire a variable-rate term note payable in connection with the remodeling of our facility in Salt Lake City, Utah. In May 2001, we made a payment of $24,000,000 to Abbott Laboratories due under our licensing agreement. Also in May 2001, we paid $24,438,000 to Novartis Pharma AG for deferred obligations due to them under our continuing November 2000 collaboration agreement. In the first quarter of 2000, we retired $30,000,000 of revenue sharing notes issued in a private placement in 1999. In addition, for all periods presented, principal payments on long-term debt include payments on mortgage and building improvements loans and payments on capital lease obligations.

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


 Outlook

  Cash, cash equivalents and investments at September 30, 2001 were $444,384,000. Although the third quarter of 2001 was the first quarter since our inception to provide positive cash flows from commercial operations, we have historically had negative cash flows from operations and have used the proceeds of public and private placements of our securities to fund operations. We currently believe that projected increases in sales of our three marketed products, PROVIGIL, ACTIQ and GABITRIL, in combination with other revenues, will allow us to achieve ongoing profitability including for the full year of 2001. If our expectations for product sales in 2001 are not realized, it may be difficult or impossible to achieve profitability for the full year. At this time, we cannot accurately predict the effect of certain developments on product sales such as the degree of market acceptance of our products, competition, the effectiveness of our sales and marketing efforts and our ability to demonstrate the utility of our products in indications beyond those already included in the FDA approved labels. Other revenues include receipts from collaborative research and development agreements and co-promotion agreements. The continuation of any of our other agreements is subject to the achievement of certain milestones and to periodic review by the parties involved.

  We expect to continue to incur significant expenditures associated with PROVIGIL, ACTIQ and GABITRIL. These expenditures include the costs associated with manufacturing, selling and marketing our products and costs associated with conducting additional clinical studies to explore the utility of these products in treating disorders beyond those currently approved in their respective
labels.   We also expect to continue to incur significant expenditures to fund research and development activities for our other products in development. We may seek sources of funding for a portion of these programs through collaborative arrangements with third parties. However, because we intend to retain a portion of the commercial rights to these programs, we still expect to spend significant funds on our share of the cost of these programs.

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

  Based on our current level of operations and projected sales of our products combined with other revenues and interest income, we believe that we will be able to service our existing debt and meet our capital expenditure and working capital requirements for the next several years. However, we cannot be sure that our anticipated revenue growth will be realized or that we will continue to generate positive cash flow from operations. We may need to obtain additional funding for our operational needs, or for future significant strategic transactions, and we cannot be certain that funding will be available on terms acceptable to us, or at all.


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

                    None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CEPHALON, INC.
                               (Registrant)



November 13, 2001              By  /s/  Frank Baldino, Jr.
                                  ------------------------

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