Form 10-K405
period 2001-12-31
CEPHALON INC
filed 2002-04-01
CIK 873364

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

                  For the fiscal year ended December 31, 2001

                                      OR

 [_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from     to
                        Commission File Number 0-19119

                                Cephalon, Inc.
            (Exact name of registrant as specified in its charter)

                Delaware                      23-2484489
    (State or other jurisdiction of         (I.R.S. Employer
     Incorporation or Organization)       Identification No.)
        145 Brandywine Parkway,               19380-4245
       West Chester, Pennsylvania             (Zip Code)
(Address of principal executive offices)

      Registrant's telephone number, including area code: (610) 344-0200

          Securities registered pursuant to Section 12(b) of the Act:

Title
 of
each           Name of each
class  exchange on which registered
-----  ----------------------------
None               None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
                               (Title of Class)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] . No [_] .

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $2,749,374,321. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the Nasdaq National Market on March 20, 2002. For purposes of making this calculation only, the registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than ten percent of the Common Stock of the Company.

  The number of shares of the registrant's Common Stock outstanding as of March 20, 2002 was 55,018,369.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive proxy statement for its 2002 annual meeting of stockholders are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                    PART I
 ITEM 1.  Business.......................................................     3
 ITEM 2.  Properties.....................................................    15
 ITEM 3.  Legal Proceedings..............................................    15
 ITEM 4.  Submission of Matters to a Vote of Security Holders............    15
                                    PART II
          Market for Registrant's Common Equity and Related Stockholder
 ITEM 5.  Matters........................................................    16
 ITEM 6.  Selected Consolidated Financial Data...........................    17
          Management's Discussion and Analysis of Financial Condition and
 ITEM 7.  Results of Operations..........................................    19
 ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk......    32
 ITEM 8.  Financial Statements and Supplementary Data....................    33
          Changes In and Disagreements with Accountants on Accounting and
 ITEM 9.  Financial Disclosure...........................................    55
                                   PART III
 ITEM 10. Directors and Executive Officers of the Registrant.............    56
 ITEM 11. Executive Compensation.........................................    57
          Security Ownership of Certain Beneficial Owners and
 ITEM 12. Management.....................................................    57
 ITEM 13. Certain Relationships and Related Transactions.................    57
                                    PART IV
          Exhibits, Financial Statement Schedules, and Reports on Form 8-
 ITEM 14. K..............................................................    58
 SIGNATURES...............................................................   63

                                    PART I

ITEM 1. BUSINESS

  In addition to historical facts or statements of current condition, this report contains forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. These may include statements regarding anticipated scientific progress in our research programs, development of potential pharmaceutical products, prospects for regulatory approval, manufacturing capabilities, market prospects for our products, sales and earnings projections, and other statements regarding matters that are not historical facts. Some of these forward-looking statements may be identified by the use of words in the statements such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" or other words and terms of similar meaning. Our performance and financial results could differ materially from those reflected in these forward-looking statements due to general financial, economic, regulatory and political conditions affecting the biotechnology and pharmaceutical industries as well as more specific risks and uncertainties such as those set forth above and in this report. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you should not rely on any such forward-looking statements. Furthermore, we do not intend to update publicly any forward-looking statements, except as may be required by law. Risks that we anticipate are discussed in more detail in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Certain Risks Related to Our Business." This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

  Cephalon is an international biopharmaceutical company dedicated to the discovery, development and marketing of products to treat sleep disorders, neurological disorders, cancer and pain. In addition to conducting an active research and development program, we market three products in the United States and a number of products in various countries throughout Europe.

  On December 28, 2001, we acquired Laboratoire L. Lafon and its affiliated entities, which we refer to as Group Lafon. The Group Lafon entities operate as subsidiaries of Cephalon.

  Our corporate and research and development headquarters are in West Chester, Pennsylvania, and we also have offices in Salt Lake City, Utah, France, the United Kingdom, Germany and Switzerland. We operate manufacturing facilities in France for the production of modafinil, which is the active drug substance in our PROVIGIL(R) (modafinil) tablets [C-IV] and MODIODAL(R) (modafinil) products, and for which we have worldwide control of the intellectual property, marketing and manufacturing rights. We operate manufacturing facilities in Salt Lake City, Utah for the production of ACTIQ(R) (oral transmucosal fentanyl citrate) [C-II] for distribution and sale in the European Union.

  In the United States, we market three products, which constitute the majority of our total net sales. Outside of the United States, our commercial activities are concentrated in France and the United Kingdom. The following table summarizes by country our significant products:

Country                  Product                                       Indication
------------------------ --------------------------------------------  --------------------------------------------------------
United States........... PROVIGIL(R)(modafinil)                        Excessive daytime sleepiness associated with narcolepsy
                         GABITRIL(R) (tiagabine hydrochloride)         Partial seizures associated with epilepsy
                         ACTIQ(R) (oral transmucosal fentanyl citrate) Breakthrough cancer pain management
France.................. MODIODAL(R)(modafinil)1                       Narcolepsy and hypersomnia
                         SPASFON(R) (phloroglucinol)                   Biliary/urinary tract spasm and irritable bowel syndrome
                         FONZYLANE(R) (buflomedil)                     Cerebral vascular disorders
                         ACTIQ/2/                                      Breakthrough cancer pain management
United Kingdom/3...../.. PROVIGIL                                      Narcolepsy
                         TEGRETOL(R) (carbamezepine)                   Epilepsy
                         RITALIN(R) (methylphenidate)                  Attention Deficit/Hyperactivity Disorder

--------
1.  MODIODAL is the French trade name for modafinil.
2. Expected launch in the second half of 2002.
3. Marketed, along with two other products, under a collaboration agreement with Novartis Pharma AG.

  In the United States, we market our PROVIGIL, ACTIQ and GABITRIL products through the following specialty sales forces:

  . an approximately 185-person sales force that details PROVIGIL and GABITRIL to neurologists, psychiatrists and sleep specialists; and

  . an approximately 60-person sales force that details ACTIQ to pain specialists and oncologists.

  Outside of the United States, we have a sales force in France numbering approximately 155 persons of which 150 are associated with Group Lafon, and a sales and marketing organization numbering approximately 25 persons supporting other European countries.

  We continue to explore the utility of PROVIGIL in patients suffering from sleepiness and fatigue associated with various clinical disorders, including sleep apnea, shift work sleep disorder, multiple sclerosis and depression. Our objective in conducting these studies is to expand the approved labeling for PROVIGIL and allow us to market and promote its use in some or all of these patients. In December 2001, we acquired additional product rights to GABITRIL and now control rights worldwide, excluding Canada, Latin America and Japan. Following the transfer of regulatory approvals, we will begin marketing GABITRIL in France, the United Kingdom, Germany, Austria and Switzerland. We have initiated a series of exploratory studies to assess the use of GABITRIL for disorders such as anxiety and neuropathic pain.

  In addition to clinical programs focused on our marketed products, we have other significant research programs that seek to discover and develop treatments for neurological and oncological disorders. With respect to neurology, we have a program with a molecule, CEP-1347, that has entered Phase 2 clinical studies for the treatment of Parkinson's disease. In the cancer area, we have a program with a lead molecule, CEP-701, which is currently in Phase 2 clinical studies to treat pancreatic cancer, and a program with a molecule, CEP-7055, that is currently in Phase 1 clinical studies for the treatment of solid tumors. As part of our corporate strategy, we seek to share the risk of our research and development activities with corporate partners and, to that end, we have entered into a number of agreements to share the costs of developing and commercializing these compounds.

  For the year ended December 31, 2001, our total revenues and loss applicable to common shares were approximately $266.6 million and $61.1 million, respectively. The third quarter of 2001 was our first profitable quarter from commercial operations since inception. Our accumulated deficit at December 31, 2001 was approximately $576.7 million. These accumulated losses have resulted principally from costs incurred in research and development, including clinical trials, and from selling, general and administrative costs associated with our operations. To date, we have funded our operations from the proceeds of private and public sales of our equity and debt securities. While we seek to maintain and increase profitability and positive cash flow from commercial operations, we will need to continue to achieve product sales and other revenue sufficient for us to attain this objective. Moreover, our continued profitability may depend, in part, upon our ability to obtain additional required regulatory approvals, or successfully develop, commercialize, manufacture and market any other product candidates.

U.S. COMMERCIAL OPERATIONS

  In the United States, we market PROVIGIL, ACTIQ and GABITRIL. For the year ended December 31, 2001, the U.S. revenues from these products accounted for approximately 98% of our total product sales revenues. Details of our U.S. product revenues for these three products are as follows:

                                                                  Year Ended
                                                               December 31, 2001
                                                               -----------------
      PROVIGIL................................................   $146,282,000
      ACTIQ...................................................     50,162,000
      GABITRIL................................................     24,630,000
                                                                 ------------
      Total U.S. product sales................................   $221,074,000
                                                                 ============

PROVIGIL

  The FDA approved PROVIGIL for the treatment of excessive daytime sleepiness associated with narcolepsy in December 1998 and we launched the product in the United States in February 1999. PROVIGIL currently is supported by a dedicated U.S. sales force of approximately 185 persons. In December 2000, we acquired worldwide product rights to PROVIGIL through the acquisition of Group Lafon for approximately $450 million in cash. Through this transaction, we also acquired certain manufacturing facilities in France where modafinil, the active drug substance in PROVIGIL, is produced.

 Narcolepsy

  Narcolepsy is a debilitating, lifelong disorder whose symptoms often first arise in late childhood. Its most notable symptom is an uncontrollable propensity to fall asleep during the day. There is no cure for narcolepsy, which is estimated to affect about 200,000 people in the United States. Estimates indicate that only 35% of this population is currently diagnosed. PROVIGIL has been recognized by the American Academy of Sleep Medicine as a standard for the treatment of excessive daytime sleepiness associated with narcolepsy.

  Before we received FDA approval to market PROVIGIL, we conducted two Phase 3, double-blind, placebo-controlled, nine-week multi-center studies of PROVIGIL with more than 550 patients who met the American Sleep Disorders Association criteria for narcolepsy. Both studies demonstrated improvement in objective and subjective measures of excessive daytime sleepiness compared to placebo. PROVIGIL was found to be generally well tolerated, with a low incidence of adverse events relative to placebo. The most commonly observed adverse events were headache, infection, nausea, nervousness, anxiety and insomnia.

 Market expansion strategies

  Due to both the efficacy of PROVIGIL in reducing excessive daytime sleepiness associated with narcolepsy and the results of completed clinical trials, we believe that PROVIGIL may be useful in treating sleepiness and fatigue in disorders other than narcolepsy. The main focus of our ongoing clinical program is to further explore the potential use of PROVIGIL in treating excessive sleepiness that may be caused by a variety of clinical conditions. We have conducted exploratory studies in patients suffering from other disorders that have fatigue as a significant symptom, including the chronic fatigue often experienced by patients suffering from multiple sclerosis. We cannot assure you that we will receive regulatory approval for any indication beyond the current label of excessive daytime sleepiness associated with narcolepsy. Under current FDA regulations, we cannot promote PROVIGIL outside its approved use.

  Excessive daytime sleepiness may be caused by a number of clinical conditions in addition to narcolepsy. For example, patients who suffer from obstructive sleep apnea often are tired during the day as a result of disturbed nighttime sleep. In addition, many people have work schedules that conflict with their normal circadian rhythm. Nightshift workers or people experiencing jet lag often are tired and suffer from impaired performance, even if they sleep a normal amount of time. Finally, excessive sleepiness is a significant side effect of many medications that are prescribed for pain or a variety of conditions such as Parkinson's disease. According to the National Sleep Foundation, approximately 40 million Americans suffer from excessive sleepiness. Clinical studies that have been conducted in patients suffering from obstructive sleep apnea, Parkinson's disease and sleep deprivation, as well as in shift workers, have shown that PROVIGIL may be useful in alleviating the excessive sleepiness in these patients. We are conducting additional clinical studies, specifically in patients suffering from obstructive sleep apnea and from shift work sleep disorder. The intent is to file a supplemental new drug application with the FDA that, if approved, may expand the approved uses of PROVIGIL to include all patients suffering from excessive daytime sleepiness resulting from clinical conditions. However, we cannot assure you that the studies we are conducting will have a positive outcome or that the FDA will grant any request to expand the approved use of PROVIGIL.

  We are also interested in exploring the utility of PROVIGIL in other areas, especially fatigue associated with multiple sclerosis and certain psychiatric disorders. A placebo-controlled study was completed in patients suffering from fatigue associated with multiple sclerosis which showed that 200 mg of PROVIGIL reduced fatigue in those patients. This reduction was statistically significant as measured by several validated fatigue rating scales. The most commonly reported side effects in this study potentially attributable to the drug were nausea, dry mouth, headache and diarrhea. Approximately 80% of the 250,000-350,000 people diagnosed with multiple sclerosis experience fatigue caused either by their disease or the therapeutics used to treat it. In many multiple sclerosis patients, fatigue may be the most prominent and disabling symptom. During 2002, we expect to conduct a number of pilot studies to examine whether PROVIGIL is useful in the treatment of other clinical conditions where the symptoms of excessive sleepiness and fatigue are present. However, these studies have not been designed and alone will not be sufficient to permit the expansion of the label to include any such indications.

ACTIQ

  The FDA approved ACTIQ in November 1998 for the management of breakthrough cancer pain in opioid tolerant patients and ACTIQ was launched in the United States in March 1999 by Abbott Laboratories. In March 2000, Abbott relinquished the U.S. marketing rights to the product to Anesta Corp. We acquired Anesta Corp in October 2000, and in February 2001, we relaunched the product, which is now supported by a dedicated sales force of approximately 60 persons who are responsible for detailing ACTIQ to pain specialists and oncologists in the United States. Abbott continues to manufacture ACTIQ for distribution in the United States while we manufacture ACTIQ for markets outside the United States.

  ACTIQ uses our proprietary oral transmucosal delivery system (OTS(TM)) to deliver fentanyl citrate, a powerful, Schedule II opioid analgesic. Our OTS consists of a drug matrix that is mounted on a handle. The OTS is designed to achieve rapid absorption of certain potent drugs through the oral mucosa(the lining of the mouth) and into the bloodstream, producing rapid onset of the desired therapeutic effect. OTS allows the caregiver or patient to monitor the onset of pain relief and to remove the unit and stop administration of the drug once the desired therapeutic effect has been achieved or if side effects appear.

 Breakthrough Cancer Pain

  One of the most challenging components of cancer pain is breakthrough pain. Breakthrough pain is a sporadic flare of severe pain that "breaks through" the medication patients use to control their chronic pain. Breakthrough pain may be related to a specific activity, or may occur spontaneously and unpredictably. Breakthrough cancer pain typically develops rapidly and often reaches maximum intensity in three to ten minutes. It has a duration that varies from 30 minutes to several hours and can be extremely painful and debilitating. We believe that approximately 800,000 patients, or more than half of all cancer patients in the United States who experience moderate to severe pain, suffer from breakthrough pain.

  Cancer patients who suffer from breakthrough pain may suffer one to four episodes every day. Opioid tablets, capsules and elixirs are not optimal to treat breakthrough cancer pain because they typically require 30 minutes or more to produce pain relief. Physicians can attempt to manage breakthrough pain by increasing the dose of the around-the-clock, long-acting opioid analgesic until the patient no longer experiences breakthrough pain. However, this approach frequently leads to over-medication and an increase in undesirable side effects such as drowsiness or severe constipation. With ACTIQ, the fentanyl citrate is released for rapid absorption through the mucosal tissues into the blood stream and slower, more prolonged absorption through the gastro-intestinal tract; pain relief may begin in 15 minutes with maximum effect occurring in 45 minutes in some patients.

  We market ACTIQ under a comprehensive risk management program of educational and safe use messages that inform health care professionals, patients and their families of proper use, storage, handling and disposal of the product. The greatest risk of improper use of ACTIQ is the potential for respiratory depression, which can be life threatening.

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

 Market expansion strategies

  As discussed above, ACTIQ is indicated only for the management of breakthrough cancer pain in opioid tolerant patients. However, we believe that it may be effective in the management of breakthrough and other severe pain associated with other illnesses and conditions, and we are exploring regulatory requirements to expand the label to cover such uses.

GABITRIL

  The FDA approved GABITRIL in September 1997 for the treatment of partial seizures associated with epilepsy and it was launched in the United States in 1998 by Abbott Laboratories. In late 2000, we acquired all U.S. rights to GABITRIL from Abbott in exchange for payments totaling $100 million over five years. We also will make an additional payment to Abbott of up to $10 million if Abbott obtains an extension of the composition patent covering the active drug substance contained in GABITRIL beyond its current 2008 expiration date. The product is currently supported by a 185-person sales force that also promotes PROVIGIL. In December 2001, we acquired product rights to GABITRIL worldwide, excluding Canada, Latin America and Japan, from Sanofi-Synthelabo and the product inventor, Novo Nordisk A/S.

  GABITRIL is a selective GABA reuptake inhibitor that is used as adjunctive therapy in the treatment of partial seizures in epileptic patients. GABA (gamma-amino butyric acid) is an important inhibitory transmitter in the central nervous system and is widely distributed in all regions of the brain. A GABA reuptake inhibitor increases the amount of available GABA in the body, which can be useful in treating conditions associated with abnormal GABA levels. The pharmaceutical market for the treatment of epileptic patients generally is well servedwith a number of available therapeutics, several of which are new entrants to the market. Growth of pharmaceutical products in this market tends to be slow both because of the number of therapies available and also because physicians are unlikely to change the medication of a patient whose condition is well controlled.

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

 Market expansion strategies

  We intend to conduct pilot clinical studies with GABITRIL in several neuro-psychological conditions, including anxiety, social phobia, panic disorder, post traumatic stress disorder, bipolar with co-morbid anxiety, insomnia, and neuropathic pain to identify whether GABITRIL could have a role in treating these disorders. Based upon the known mechanism of action of GABITRIL and preclinical study results, we believe GABITRIL may show an effect in treating these disorders. However, our studies may not demonstrate any such effect. Furthermore, the pilot studies that we are conducting are insufficient for us to apply to the FDA for a broader label that would include such indications. Based upon the results of these studies, we may decide to conduct larger controlled studies with GABITRIL with the objective of expanding the product label.

INTERNATIONAL COMMERCIAL OPERATIONS

  In addition to our marketed products in the United States, we are engaged in the sale and marketing of a number of products in various overseas markets. In some of these territories we have established our own sales and marketing groups while in others we rely upon third parties to perform these functions on our behalf. Two transactions completed in 2001 substantially increased our international operations. Our acquisition of Group Lafon in December 2001 has dramatically increased our sales, marketing and manufacturing operations in France. Our December 2001 acquisition of product rights to GABITRIL worldwide, excluding Canada, Latin America and Japan, has added another global product to our portfolio and we expect to begin selling GABITRIL in France, the United Kingdom, Germany, Austria and Switzerland in 2002. For the year ended December 31, 2001, international operations accounted for approximately 2% of our total product sales revenues, not including any product sales by Group Lafon or any sales of GABITRIL outside the U.S.

EUROPEAN COMMERCIAL OPERATIONS

 France

  We obtained our principal business in France when we acquired Group Lafon in December 2001. We currently have approximately 500 employees in France, including a 150-person sales force that details products to hospitals, doctors and pharmacists. In addition to maintaining executive and research facilities located outside of Paris, we operate two manufacturing facilities, a packaging and distribution facility and various warehouses in France. We market a variety of pharmaceutical products with the most significant being MODIODAL (the brand name for modafinil in France) indicated for the treatment of narcolepsy and hypersomnia; SPASFON, a pain drug approved in France for biliary/urinary tract spasm and irritable bowel syndrome; and FONZYLANE, a vasodilator indicated for cerebral vascular disorders. In 2001, prior to our acquisition, Group Lafon generated approximately $98 million of pharmaceutical sales in France.

  In addition to our Group Lafon activities, we expect to launch ACTIQ in France in 2002. We also promote and market APOKINON(R) (apomorphine hydrochloride) to neurologists in France. APOKINON, which is injected subcutaneously by a unique metered dose injection, is indicated for the treatment of levadopa therapy fluctuations common in late-stage Parkinson's disease. Cephalon obtained marketing rights to APOKINON in 1997 from Laboratoire Aguettant S.A. We also market and sell OTRASEL(TM) (selegiline hydrochloride) in France. OTRASEL utilizes a fast dissolving oral formulation and is indicated for the treatment of Parkinson's disease. We obtained the rights to OTRASEL in France in June 2000 from Elan Pharma International Limited.

 United Kingdom

  In the United Kingdom, we market and sell five products under an exclusive collaboration arrangement with Novartis Pharma AG established in November 2000. Under this agreement, we exclusively market PROVIGIL for narcolepsy, TEGRETOL for epilepsy, RITALIN for Attention Deficit Hyperactivity Disorder, ANAFRANIL(R) (clomipramine hydrochloride) for depression and obsessive-compulsive disorders and LIORESAL(R) (baclofen) for spasticity. Under the 10-year agreement, the companies will share the financial outcome generated from sales of the Novartis products and PROVIGIL in the United Kingdom.

 Germany, Austria and Switzerland

  In Germany and Austria, we exclusively market and sell XILOPAR (selegiline hydrochloride). XILOPAR utilizes a fast dissolving oral formulation, and is indicated for the treatment of Parkinson's disease. We obtained the rights to XILOPAR in March 2000 from Elan Pharma International Limited and launched the product in July 2000. We paid Elan a license fee and have agreed to purchase all of our requirements for XILOPAR from Elan. The term of this agreement runs through July 2015.

  In Austria and Switzerland, we market and promote PROVIGIL for narcolepsy under an agreement with Merckle GmbH, a German pharmaceutical company, which we entered into in October 1998. We receive quarterly compensation based on sales levels achieved. The agreement with Merckle expires ten years from the effective date unless extended by the parties.

INTERNATIONAL MARKETING COLLABORATIONS

  In territories where we have not established our own sales and marketing groups, such as Italy, Japan, Korea and Australia, among others, we have chosen to market our products through a select group of marketing collaborators with expertise in the development, marketing and sale of pharmaceuticals in those territories. In each case, we have granted rights to our collaboration partner to market, sell and distribute our products in its respective territory, and we supply either bulk or finished product for resale in the territory. The revenues and net income generated from these collaborations are not significant to our results of operations at this time.

RESEARCH AND DEVELOPMENT

  In addition to our development programs focused on our marketed products, our research and development efforts focus primarily on two areas: neurodegenerative disorders and cancers. Neurodegenerative disorders are characterized by the death of neurons (the specialized conducting cells of the nervous system) that results in the loss of certain functions such as memory and motor coordination. Cancers are characterized by the uncontrolled proliferation of cells that form tumors. Our research strategy has focused on understanding the intracellular molecular events that underlie the processes of cell proliferation, cell survival and cell death. We utilize our technical expertise in molecular biology, molecular pharmacology, biochemistry, cell biology, tumor biology and chemistry to create novel, orally active, synthetic molecules to inhibit key targets in intracellular pathways that govern cell proliferation, survival and death. These novel molecules are designed either to enhance the survival of neurons in patients suffering from neurodegenerative diseases such as Alzheimer's and Parkinson's, or facilitate the death of cancer cells in patients suffering from cancers such as prostate, pancreatic and other cancers involving the formation of solid tumors as well as certain leukemias.

Neurology

  A growing body of evidence, substantiated by our own research findings, suggests that neuronal death is caused by a series of biochemical events that are themselves precipitated by the activation of intracellular signaling pathways. Our research, and that of others, has demonstrated that one of the initial events involved in the cell death process is the activation of the stress activated protein kinase pathway. Thus, we believe inhibition of this pathway should lead to neuronal survival and result clinically in the inhibition of the progression of neurodegenerative diseases. Utilizing molecules we licensed from Kyowa Hakko Kogyo Co., Ltd. in 1992, and developing our own library of small molecules combined with molecular approaches, we have identified targets within this pathway known as mixed lineage kinases (MLK), whose inhibition in preclinical models results in inactivation of the cell death process. We are pursuing the development of certain potent inhibitors of the MLK for the treatment of Parkinson's disease, as described below.

 Parkinson's and Alzheimer's Diseases

  We have discovered, in collaboration with H. Lundbeck A/S, a Danish pharmaceutical company, several proprietary compounds that are potent MLK inhibitors and that are also efficacious in preclinical models in preventing neuronal death. We are developing one such MLK inhibitor, CEP-1347, for use as a potential treatment for Parkinson's disease. Parkinson's disease is a progressive disorder of the central nervous system affecting over one million Americans. The primary pathology of the disease is the degeneration of the dopamine neurons in the substantia nigra region of the brain, which results in a slowing of spontaneous movements, gait difficulty, postural instability, rigidity and tremor. In preclinical models of Parkinson's disease, CEP-1347 has demonstrated therapeutic potential in the treatment of this disease. Specifically, in non-human primate models, CEP-1347 protected against loss of dopamine neurons in the regions of the brain affected by Parkinson's disease and prevented the appearance of the associated behavioral symptoms. We licensed rights to develop and market CEP-1347 from Kyowa Hakko, and have retained such rights in the United States. We entered into a collaborative agreement with Lundbeck in 1999 to discover, develop and market in Europe products to treat neurodegenerative disorders, such as Parkinson's and Alzheimer's disease. This collaboration covers the development and marketing of CEP-1347 and other proprietary small molecules that may be useful in treating these diseases. We recently completed a Phase 1 clinical program, two pilot Phase 2a studies and plan to initiate a large Phase 2 study later this year in Parkinson's disease.

  CEP-1347 or other small molecules from our research efforts also may be useful in treating Alzheimer's disease. Alzheimer's disease is an intractable, chronic, and progressively incapacitating disease characterized by the presence of core neuritic plaques, neurofibrillary tangles and gliosis in the brain that are associated with significant death and dysfunction of several types of neurons. Patients afflicted with this disease become severely demented. Alzheimer's disease afflicts an estimated 5% to 10% of the population over the age of 65, or approximately four million Americans, with more than 100,000 new cases diagnosed each year. The age-dependent nature of the disorder suggests that an increasing percentage of the population may be affected as the population ages.

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

 Pancreatic and Prostate Cancer

  We have synthesized a class of small, orally active molecules that are selective inhibitors of the nerve growth factor receptor tyrosine kinase
(trk). Trk may play an important role in the development and propagation of prostate and pancreatic cancers; inhibiting trk antagonizes the "survival" signal elicited by this receptor in such tumors. In preclinical models, we have demonstrated that trk inhibitors prevent tumor growth in a variety of prostate and pancreatic cancers. Our lead compound in this area, CEP-701, is administered orally. We licensed rights to develop and market CEP-701 from Kyowa Hakko. We have successfully completed a Phase 1 clinical program. We have initiated a Phase 1/2 study in pancreatic cancer in combination with gemcitabine, a chemotherapeutic agent. Pancreatic cancer results in approximately 35,000 deaths in men and women each year in the United States.

  We completed a Phase 2 clinical trial in prostate cancer where CEP-701 appeared to confer clinical benefit in some patients, though certain side effects and a higher than anticipated drop out rate resulted in early termination of the study. We are continuing to evaluate the results of this study to determine if further prostate cancer studies are warranted with CEP-
701. We had previously been developing CEP-701 for prostate cancer in the United States with Takeda Abbott Pharmaceuticals. As of March 31, 2001, we ended our collaboration with TAP, and all rights to develop and market CEP-701 in the United States have reverted to us. In Europe and certain other territories outside the United States, we had been developing CEP-701 for prostate cancer with Schwartz Pharma AG, a German pharmaceutical company. We agreed to end our collaboration with Schwarz Pharma as of June 30, 2001 and all rights to develop and market CEP-701 have reverted to us. Prostate cancer is the most common form of cancer in men, affecting approximately one million men in the United States, and is the second leading cause of cancer death in men.

 Leukemia

  Our scientists recently discovered that CEP-701, in addition to its other activity, is also a potent inhibitor of the flt-3 kinase. Flt-3 kinase has been shown to be mutated in certain patients suffering from acute myelogenous leukemia (AML). Thus, inhibition of this kinase may lead to a novel treatment for AML. We have initiated Phase 1 clinical studies in AML with CEP-701. According to the American Cancer Society, approximately 10,000 new cases of AML are diagnosed in the United States each year.

 Solid Tumors

  As cancer cells aggregate and form solid tumors, they secrete growth factors that promote the formation of new blood vessels necessary for providing nutrients to the growing tumor; this process is called angiogenesis. Angiogenesis is promoted by a number of such growth factors but appears to be particularly dependent upon the vascular endothelial growth factor (VEGF). VEGF acts at its receptor kinase to initiate blood vessel growth into the tumor. We believe that inhibition of the receptor kinase for VEGF will result in inhibition of the angiogenesis process thus starving the tumor of needed nutrients. We believe that this approach has potential utility in the treatment of solid tumors.

  We have synthesized a number of proprietary, orally active molecules that are potent and selective inhibitors of the VEGF receptor kinase. These molecules have been shown to slow the growth of a variety of tumors in preclinical models. Our lead compound in this area is CEP-7055. We have filed an Investigational New Drug application (IND) and initiated Phase 1 clinical trials with CEP-7055. In December 2001, we entered into a collaborative agreement with Sanofi-Synthelabo, a French pharmaceutical company, to discover, develop and market worldwide products that inhibit angiogenesis, excluding nervous system and opthalmic disorders. The collaboration covers the development and marketing of CEP-7055 and other proprietary small molecules.

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

  Under a collaboration with Chiron Corporation that was terminated in February 2001, we conducted clinical trials using IGF-I, also known as MYOTROPHIN(R) (mecasermin) Injection, in ALS patients in North America and Europe. In February 1997, we submitted a New Drug Application (NDA) to the FDA for approval to market MYOTROPHIN in the United States for the treatment of ALS. In May 1998 the FDA issued a letter stating that the NDA was "potentially approvable," under certain conditions. We do not believe those conditions can be met without conducting an additional Phase 3 clinical study, and we have no plans to conduct such a study at this time. However, we have reached agreement with certain physicians who have obtained governmental and non-governmental funding to be used to conduct such a study. These physicians expect to commence the study in 2002. We have agreed to allow reference to our IND and have agreed to supply MYOTROPHIN in quantities sufficient to conduct the study in exchange for the right to use any clinical data generated by such study in support of FDA approval of our pending NDA. Even if this additional study is concluded, the results will not be available for several years and may not be sufficient to obtain regulatory approval to market the product.

  In August 1992, we exclusively licensed our rights to MYOTROPHIN for human therapeutic use within the United States, Canada and Europe to Cephalon Clinical Partners, L.P. (CCP). We developed MYOTROPHIN on behalf of CCP under a research and development agreement. Under this agreement, CCP granted an exclusive license to manufacture and market MYOTROPHIN for human therapeutic use within the United States, Canada and Europe, and we agreed to make royalty payments equal to a percentage of product sales and a milestone payment of approximately $16 million upon regulatory approval. We have a contractual option, but not an obligation, to purchase all of the limited partnership interests of CCP, which is exercisable upon the occurrence of certain events following the first commercial sale of MYOTROPHIN. If, and only if, we decide to exercise this purchase option, we would make an advance payment of approximately $40.3 million in cash or, at our election, approximately $42.4 million in shares of common stock or a combination thereof. Should we discontinue development of MYOTROPHIN, or if we do not exercise this purchase option, our license will terminate and all rights to manufacture or market MYOTROPHIN in the United States, Canada and Europe will revert to CCP, which may then commercialize MYOTROPHIN itself or license or assign its rights to a third party. In that event, we would not receive any benefits from such commercialization, license or assignment of rights.

Oral Transmucosal System

  We are continuing our preclinical research and development of our OTS technology in several therapeutic areas. We expect to continue to evaluate additional products and compounds using the OTS technology and other related buccal delivery systems. We have developed our proprietary OTS products in collaboration with the University of Utah Research Foundation and Abbott. We currently have a research collaboration with a member of the Novartis group relating to our novel delivery technologies and expect that future development projects may involve collaboration with other research organizations and other established pharmaceutical companies. Our primary emphasis is on basic and applied research, product and process development, clinical research, regulatory interactions and filings and commercial market development and preparation.

LYOC Delivery System

  We continue to develop our LYOC technology, which is used to create fast-dissolving oral tablets. We currently manufacture and sell several drugs using LYOC technology, including SPASFON LYOC, and are considering other compounds that may be suitable for formulation using the technology.

Other Early Stage Research Efforts

  From our inception, we have been engaged in research to discover innovative medicines. To date, we have focused our efforts on neurodegenerative diseases and cancer. However, these efforts also have resulted in discoveries that may have the potential to treat illnesses outside of these core research areas. In such cases, we seek to establish collaborative partnerships with companies whose clinical development and marketing capabilities will maximize the value of these discoveries. For example, in 2000, we entered into a research collaboration and license agreement with Johnson & Johnson Pharmaceutical Research & Development, L.L.C. to discover and develop selective inhibitors of certain protein kinases that may have applications extending beyond neurology and oncology. As described above, we have discovered a proprietary platform for the design of agents to inhibit or activate specific components of signaling pathways. These agents may be useful in the treatment of a number of diseases, including inflammatory disorders.

INTELLECTUAL PROPERTY AND PROPRIETARY TECHNOLOGIES

  An important part of our product development strategy is to seek protection for our products and technologies through the use of U.S. and foreign patents and trademarks. As described below, we hold rights to issued patents and have filed applications for various U.S. and foreign patents. However, we cannot be certain that any of these patent applications will issue, or if issued, that any issued patent will not be challenged by third parties on the basis of invalidity or non-infringement, or that we will not be found to have infringed upon the rights of others.

 PROVIGIL

  PROVIGIL is a licensed trademark used in connection with pharmaceutical products containing the active drug substance modafinil. We hold exclusive license rights to the composition-of-matter patent claiming modafinil. This patent expired in the United States in November 2001. We have been granted a Supplemental Protection Certificate for the corresponding U.K. patent covering modafinil, extending the protection afforded by this patent until March 2003. This patent expired in the Republic of Ireland, Japan, Italy and Mexico in 1998. Other than Italy, where a patent extension remains possible based upon an earlier request filed with the regulatory authorities, we do not believe that extension of the protection conferred by the modafinil composition-of-matter patent is possible in any other of our licensed territories where modafinil products are currently approved.

  We hold worldwide patent rights to pharmaceutical formulations and uses of certain particle-sized modafinil claimed in a U.S. patent that was issued in 1997 and reissued in January 2002 as well as in issued and pending European patents. These patents are currently set to expire in 2014 and 2015, respectively. Other foreign patents claiming pharmaceutical formulations of modafinil also are pending or issued in other territories and will also expire in 2015. We also hold rights to other patents and patent applications directed to further pharmaceutical formulations and uses of modafinil.

  Since modafinil is a new chemical entity, the FDA has granted us a period of market exclusivity that prevents the submission of an abbreviated new drug application for any pharmaceutical product containing modafinil until December 2003 (or December 2002 if the ANDA applicant certifies that the patents covering PROVIGIL are invalid or will not be infringed by the ANDA product). The FDA also has designated PROVIGIL as an orphan drug for use in treatment of excessive sleepiness associated with narcolepsy, which prevents the approval of an ANDA or NDA for modafinil in this indication until December 2005.

 ACTIQ

  ACTIQ is our trademark used in connection with pharmaceuticals for oral transmucosal delivery containing fentanyl as the active drug substance. This product is covered by U.S. and foreign patents that are held by the University of Utah and its assignee, the University of Utah Research Foundation. We have exclusive worldwide licenses to these patents. Specifically, there are two U.S. patents covering the currently approved product that claim the approved formulation and methods for administering fentanyl via this formulation and a method of producing the approved product. Both of these patents are currently set to expire in 2005. We also hold patents to the compressed powder formulation that is currently being developed in the U.S. that will expire in 2006. Corresponding patents in foreign countries are set to expire between 2009 and 2010. The three-year period of market exclusivity for ACTIQ granted by the FDA for a new formulation of fentanyl expired in November 2001.

  Other issued patents and pending patent applications in the United States and foreign countries that are owned or licensed by us are directed to various processes of manufacturing the product, methods of using the product and disposal containers required by the FDA to be provided as part of the product.

 GABITRIL

  GABITRIL is our trademark that is used in connection with pharmaceuticals containing tiagabine as the active drug substance. This product is covered by U.S. and foreign patents that are held by Novo-Nordisk A/S and that were licensed in the United States exclusively to Abbott Laboratories. We have an exclusive sublicense from Abbott to these patents in the United States and exclusive licenses from Novo-Nordisk to corresponding foreign patents.

  There are two U.S. composition-of-matter patents covering the currently approved product: a patent claiming tiagabine, the active drug substance in GABITRIL; and a patent claiming crystalline tiagabine hydrochloride monohydrate and its use as an anti-epileptic agent. These patents are currently set to expire in 2008 and 2012, respectively. An extension of the tiagabine composition-of-matter patent under the terms of the U.S. Drug Price Competition and Patent Term Restoration Act of 1984, as amended, to extend the term of this patent until 2011 is being sought. We cannot be certain that this patent extension will be obtained or that we will be able to take advantage of any other patent benefits of the patent restoration act. Supplemental Protection Certificates based upon corresponding foreign patents covering this product are set to expire in 2011.

 MYOTROPHIN

  MYOTROPHIN is our trademark for IGF-I. We own or have licensed issued patents and pending patent applications directed to uses of IGF-I for the treatment of various diseases and to manufacturing and purification processes for IGF-I. These patents expire in the United States between 2009 and 2016.

  We are aware of a granted European patent and two issued U.S. patents, owned by Genentech, Inc. and Auckland Uniservices Limited, claiming the use of IGF-I in treating neuronal damage. We have successfully opposed the granted European patent resulting in the complete revocation of this patent by the European Patent Office. This decision has been appealed. We also have initiated interference proceedings against the U.S. patents. We cannot predict the outcome of the appeal of the European Patent Office decision or of the interference proceeding at this time. If the appeal overturns the European Patent Office revocation or the interference proceeding is unsuccessful, we could be prevented from selling MYOTROPHIN in Europe and/or the United States unless we obtain a license to any granted or issued patents. We may be unable to obtain a license at all or under terms acceptable to us.

  We are aware of other third party patents or patent applications directed to various manufacturing processes of IGF-I. If necessary, we intend to either seek licenses under such patents or modify the current manufacturing process. We may be unable to obtain any required licenses at all or on acceptable terms, and it may be difficult or impossible to successfully implement a modified manufacturing process. If neither approach is feasible, we could be prevented from manufacturing or selling this product.

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

  Additional patents may never be issued on any of the patent applications we own or license from third parties. Furthermore, even if such patents are issued, the validity of the patents might be successfully challenged by a third party. The patents might not provide protection against competitive products or otherwise be commercially valuable, or the applications filed by others might result in patents that would be infringed by the manufacture, use or sale of our products.

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

  We also rely on trade secrets, know-how and continuing technological advancements to support our competitive position. Although we have entered into confidentiality and invention rights agreements with our employees, consultants, advisors and collaborators, these parties could fail to honor such agreements or we could be unable to effectively protect our rights to our unpatented trade secrets and know-how. Moreover, others could independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how. In addition, many of our scientific and management personnel have been recruited from other biotechnology and pharmaceutical companies where they were conducting research in areas similar to those that we now pursue. As a result, we could be subject to allegations of trade secret violations and other claims.

MANUFACTURING AND PRODUCT SUPPLY

  Our ability to conduct clinical trials on a timely basis, to obtain regulatory approvals and to commercialize our products will depend in part upon our ability to manufacture our products, either directly or through third parties, at a competitive cost and in accordance with applicable FDA and other regulatory requirements, including current Good Manufacturing Practice regulations.

  At our three manufacturing facilities in France, we produce the active drug substance modafinil and certain other commercial products. At our facility in Salt Lake City, Utah, we manufacture ACTIQ for international markets. For the remainder of our products, we rely on third parties for product manufacturing.

  Abbott is required to supply us with ACTIQ and GABITRIL for the United States until at least March 2003 and October 2005, respectively. After those dates, we may have to make other arrangements to provide such supply, which could include the manufacture of ACTIQ and/or GABITRIL in-house for the United States, or establishing supply arrangements with third parties. We depend upon sole suppliers for active drug substances contained in most of our products, and we depend upon single manufacturers that are qualified to manufacture finished commercial supplies of most products. We have two qualified manufacturers for finished commercial supplies of PROVIGIL.

  We rely solely upon Abbott to supply a key chemical intermediate found in several important compounds now in clinical development, including CEP-1347 and CEP-701. This intermediate is supplied to Lundbeck for use in the synthesis of clinical and commercial supplies of CEP-1347, or is used by Abbott to manufacture CEP-701 for clinical trials. We rely upon Chiron for all of our manufacturing requirements for MYOTROPHIN.

COMPETITION

  We face intense competition and rapid technological change in the pharmaceutical marketplace. Large and small companies, academic institutions, governmental agencies, and other public and private research organizations conduct research, seek patent protection, and establish collaborative arrangements for product development in competition with us. Products developed by any of these entities may compete directly with those we develop or sell. In addition, many of the companies and institutions that compete against us have substantially greater capital resources, research and development staffs and facilities than we have, and substantially greater experience in conducting clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. These entities represent significant competition for us. In addition, competitors who are developing products for the treatment of neurological or oncological disorders might succeed in developing technologies and products that are more effective than any that we develop or sell or that would render our technology and products obsolete or noncompetitive. Competition and innovation from these or other sources potentially could negatively affect sales of our products or make them obsolete. Advances in current treatment methods also may adversely affect the market for such products. In addition, we may be at a competitive marketing disadvantage against companies that have broader product lines and whose sales personnel are able to offer more complementary products than we can. Any failure to maintain our competitive position could adversely affect our business and results of operations.

  All of the products we market in the United States face competition in the market place. We cannot be sure that we will be able to demonstrate the potential advantages of our products to prescribing physicians and their patients on an absolute basis and/or in comparison to other presently marketed products. With respect to PROVIGIL, there are several other products used for the treatment of narcolepsy in the United States, including methylphenidate, and in our other licensed territories, all of which have been available for a number of years and many of which are available in inexpensive generic forms. With respect to ACTIQ, we face competition from inexpensive oral opioid tablets and more expensive but quick-acting invasive (intravenous, intramuscular and subcutaneous) opioid delivery systems. Other technologies for rapidly delivering opioids to treat breakthrough pain are being developed, at least one of which is in clinical trials. With respect to GABITRIL, there are several products, including gabapentin, used as adjunctive therapy for the partial seizure market. Some are well-established therapies that have been on the market for several years while others have recently entered the partial seizure marketplace. In addition, several treatments for partial seizures are available in inexpensive generic forms. Thus we will need to demonstrate to physicians, patients and third party payors that the cost of our products is reasonable and appropriate in the light of their safety and efficacy, the price of competing products and the related health care benefits to the patient.

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

  As an initial step in the FDA regulatory approval process, preclinical studies are typically conducted in animals to identify potential safety problems and, in some cases, to evaluate potential efficacy. The results of the preclinical studies are submitted to regulatory authorities as a part of an IND that is filed with regulatory agencies prior to beginning studies in humans. However, for several of our drug candidates, no animal model exists that is potentially predictive of results in humans. As a result, no in vivo indication of efficacy is available until these drug candidates progress to human clinical trials.

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

  Promising data from preclinical and clinical trials are submitted to the FDA in an NDA for marketing approval and to foreign regulatory authorities under applicable requirements. Preparing an NDA or foreign application involves considerable data collection, verification, analyses and expense, and there can be no assurance that the applicable regulatory authority will accept the application or grant an approval on a timely basis, if at all. The marketing of pharmaceuticals in the United States may not begin without FDA approval. The approval process is affected by a number of factors, including primarily the safety and efficacy demonstrated in clinical trials and the severity of the disease. Regulatory authorities may deny an application in their sole discretion, if they determine that applicable regulatory criteria have not been satisfied or if additional testing or information is required. One of the conditions for initial marketing approval, as well as continued post-approval marketing, is that a prospective manufacturer's quality control and manufacturing procedures conform to the current Good Manufacturing Practice regulations of the regulatory authority. In complying with these regulations, a manufacturer must continue to expend time, money and effort in the area of production, quality control and quality assurance to ensure full compliance. Manufacturing establishments, both foreign and domestic, also are subject to inspections by or under the authority of the FDA and by other federal, state, local or foreign agencies. Discovery of previously unknown problems with a product or manufacturer may result in restrictions on such product or manufacturer, including withdrawal of the product from the market.

  Even after regulatory approval has been obtained, further studies, including Phase 4 post-marketing studies, may be required to provide additional data on safety, to validate surrogate efficacy endpoints, or for other reasons, and the failure of such studies can result in expedited market withdrawal. Further studies will be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially approved. Results of post-marketing programs may limit or expand the further marketing of the products. Further, if there are any modifications to the drug, including any change in indication, manufacturing process, labeling or manufacturing facility, it may be necessary to submit an application seeking approval of such changes to the FDA or foreign regulatory authority. Finally, the FDA can place restrictions on approval and marketing utilizing its authority under applicable regulations. For example, ACTIQ was approved subject to these restrictions, which include mandating compliance with a rigorous Risk Management Program. This program gives the FDA authority to pre-approve promotional materials and permits an expedited market withdrawal procedure if issues arise regarding the safe use of ACTIQ. Moreover, marketed products are subject to continued regulatory oversight and the failure to comply with applicable regulations could result in financial penalties or other sanctions.

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

  In addition to the market exclusivity period under the Orphan Drug Act, the U.S. Drug Price Competition and Patent Term Restoration Act of 1984 permits a sponsor to apply for a maximum five-year extension of the term of a patent for a period of time following the initial FDA approval of an NDA for a New Chemical Entity (NCE). The statute specifically allows a patent owner acting with due diligence to extend the term of the patent for a period equal to one-half the period of time elapsed between the approval of the IND and the filing of the corresponding NDA, plus the period of time between the filing of the NDA and FDA approval, up to a maximum of five years of patent term extension. Any such extension, however, cannot extend the patent term beyond a maximum term of fourteen years following FDA approval and is subject to other restrictions. Additionally, under this statute, five years of marketing exclusivity is granted for the first approval of an NCE. During this period of exclusivity, sponsors generally may not file and the FDA may not approve an abbreviated New Drug Application or a 505(b)(2) application for a drug product equivalent or identical to the NCE. An ANDA is the application form typically used by manufacturers seeking approval of a generic version of an approved drug. Under the statute, subsequent approved indications for the NCE are eligible if certain criteria are met, to three years of limited marketing exclusivity for the indication. During any three-year exclusivity period, a third party may file an ANDA or a 505(b)(2) application seeking approval of their version of the drug for the original indication, if the five-year exclusivity granted to the NCE has expired. However, the third party would not obtain marketing approval for a subsequently developed indication for the three years of exclusivity. We intend to seek the benefits of this statute as applicable, but there can be no assurance that we will be able to obtain any such benefits. There is also a possibility that Congress will revise the underlying statute in the next few years, which may affect these provisions in ways that we cannot foresee. Additionally, the FDA regulates the labeling, storage, record keeping, advertising and promotion of prescription pharmaceuticals. Drug manufacturing establishments must register with the FDA and list their products with the FDA.

  The Controlled Substances Act imposes various registration, record-keeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products. A principal factor in determining the particular requirements of this act, if any, applicable to a product is its actual or potential abuse profile. A pharmaceutical product may be listed as a Schedule I, II, III, IV or V substance, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest. Modafinil, the active drug substance in PROVIGIL, has been scheduled under the Controlled Substances Act as a Schedule IV substance.
Schedule IV substances are allowed no more than five prescription refills during a six-month period and are subject to special handling procedures relating to the storage, shipment, inventory control and disposal of the product. Fentanyl, the active ingredient in ACTIQ, is a Schedule II controlled substance. Schedule II substances are subject to even stricter handling and record keeping requirements and prescribing restrictions than Schedule III or IV products. In addition to federal scheduling, both PROVIGIL and ACTIQ are subject to state controlled substance regulation, and may be placed in more restrictive schedules than those determined by the U.S. Drug Enforcement Agency and FDA. However, to date, neither modafinil nor fentanyl has been placed in a more restrictive schedule by any state.

  In addition to the statutes and regulations described above, we also are subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other federal, state and local regulations.

SCIENTIFIC AND MEDICAL ADVISORY BOARD

  We maintain a Scientific and Medical Advisory Board consisting of individuals with expertise in neuroscience and oncology research, as well as related fields. Members of the Scientific and Medical Advisory Board advise us on issues concerning long-term scientific planning, research and development, and also periodically evaluate our research programs, clinical development plans and clinical trials. We compensate the members for their services. The current members of our Scientific and Medical Advisory Board are as follows:

                Stanley H. Appel, M.D.,
                Baylor College of Medicine

                Arthur K. Asbury, M.D.,
                University of Pennsylvania Medical Center

                Robert L. Barchi, M.D., Ph.D.,
                University of Pennsylvania Medical Center

                Bruce A. Chabner, M.D.,
                Massachusetts General Hospital

                Stanley Cohen, Ph.D., retired,
                Vanderbilt University School of Medicine

                Steven T. DeKosky, M.D.,
                University of Pittsburgh Medical Center

                John T. Isaacs, M.D.,
                Johns Hopkins Oncology Center

                Richard Johnson, M.D.,
                Johns Hopkins Hospital

                Robert Y. Moore, M.D., Ph.D.,
                University of Pittsburgh

                Robert H. Roth, Ph.D.,
                Yale University School of Medicine

EMPLOYEES

  As of December 31, 2001, we had a total of 1,127 full-time employees, of which 597 were employed in the United States and 530 were located at our facilities in Europe. We believe that we have been successful in attracting skilled and experienced personnel; however, competition for such personnel is intense. Certain of our employees located in France are covered by collective bargaining agreements.

ITEM 2. PROPERTIES

  We own our corporate headquarters which are located in West Chester, Pennsylvania and which consist of approximately 160,000 square feet of administrative offices and research facilities. In Salt Lake City, Utah, we house administrative, research, manufacturing and warehousing operations in approximately 115,000 square feet that we lease. We lease office space for our European operations in Surrey, England and also satellite offices in France, Switzerland and Germany. As part of the acquisition of Group Lafon, we acquired a headquarters and research facility, two manufacturing facilities, a packaging facility and various warehouses located in France. We believe that our current facilities are adequate for our present purposes.

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

  We are a party to certain other litigation in the ordinary course of our business, including matters alleging employment discrimination, product liability and breach of commercial contract. However, we are vigorously defending ourselves in all of these actions and do not believe these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  We did not submit any matters to the vote of security holders during the fourth quarter of fiscal 2001.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Our common stock is quoted on the NASDAQ National Market under the symbol "CEPH." The following table sets forth the range of high and low sale prices for the common stock as reported on the NASDAQ National Market for the periods indicated below.

                                                                    High   Low
   2000
   -----------------------------------------------------------------------------
     First Quarter................................................ $74.38 $29.88
     Second Quarter...............................................  66.88  32.50
     Third Quarter................................................  83.63  36.50
     Fourth Quarter...............................................  63.38  40.13
   2001
   ---------------------------------------------------------------
     First Quarter................................................ $64.50 $36.38
     Second Quarter...............................................  72.80  39.50
     Third Quarter................................................  73.92  43.40
     Fourth Quarter...............................................  78.40  47.05

  As of March 20, 2002, there were 679 holders of record of our common stock. On March 20, 2002, the last reported sale price of our common stock as reported on the NASDAQ National Market was $66.14 per share.

  In December 2001, we issued and sold in a private placement $500,000,000 aggregate principal amount of 2.50% convertible subordinated notes due 2006. In connection with this private placement, we granted the initial purchasers of the notes an option to purchase an additional $100,000,000 in aggregate principal amount of notes, which was exercised in December 2001, bringing the total amount sold to $600,000,000 in aggregate principal amount of notes. The commissions, discounts and other debt issuance costs in connection with this sale totaled approximately $21,250,000.

  The maturity date of the notes is December 15, 2006. We are obligated to pay interest at a rate of 2.50% per year on each of June 15 and December 15, beginning June 15, 2002. The notes are subordinated to our existing and future senior indebtedness.

  The notes are convertible into our common stock, at the option of the holder, at a price of $81.00 per share, subject to adjustment upon certain events. This is equivalent to a conversion rate of approximately 12.3458 shares per $1,000 principal amount of notes. The notes are redeemable by us at any time on or after December 20, 2004 at a redemption price equal to 100% of the principal amount of notes to be redeemed. Additionally, upon a change in control or upon the occurrence of an event of default, the holders may require us to repurchase the notes at 100% of the principal amount of the notes submitted for repurchase, plus accrued and unpaid interest.

  The notes were issued and sold in transactions exempt from registration requirements of the Securities Act of 1933 as amended, to persons reasonably believed by the initial purchasers to be "qualified institutional buyers" as defined in Rule 144A under the Securities Act. On February 14, 2002, we filed a registration statement on Form S-3 to register the resale of the notes and the shares of common stock issuable upon conversion thereof.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  In October 2000, we completed a merger with Anesta under which we acquired all of the outstanding shares of Anesta in a tax-free, stock-for-stock transaction. The merger has been accounted for as a pooling-of-interests and, accordingly, all of our prior period consolidated financial statements have been restated to include the results of operations, financial position, and cash flows of Anesta. Information concerning common stock and per share data has been restated on an equivalent share basis.

  On December 28, 2001, we completed the acquisition of the outstanding shares of capital stock of Group Lafon. This acquisition has been accounted for as a purchase and, accordingly, the estimated fair value of assets acquired and liabilities assumed has been recorded as of the date of the acquisition. The results of operations for Group Lafon from the date of acquisition have not been included in our consolidated financial statements since operations between the date of acquisition and December 31, 2001 were immaterial.

                                               Year Ended December 31,
                          ---------------------------------------------------------------------
                              2001          2000           1999          1998          1997
Statement of Operations Data:
-----------------------------------------------------------------------------------------------
Total revenues..........  $266,643,000  $ 111,790,000  $ 51,434,000  $ 16,330,000  $ 23,329,000
Gross profit on product
 sales..................   181,186,000     73,869,000    23,681,000       867,000       132,000
Loss before dividends on
 preferred stock,
 extraordinary gain
 (charge) and cumulative
 effect of a change in
 accounting principle...   (58,500,000)   (93,744,000)  (68,245,000)  (71,124,000)  (72,968,000)
Dividends on preferred
 stock..................    (5,664,000)    (9,063,000)   (3,398,000)          --            --
Extraordinary gain
 (charge) for early
 extinguishment of
 debt...................     3,016,000            --    (11,187,000)          --            --
Cumulative effect of
 adopting Staff
 Accounting Bulletin 101
 (SAB 101)..............           --      (7,434,000)          --            --            --
                          ------------  -------------  ------------  ------------  ------------
Loss applicable to
 common shares..........  $(61,148,000) $(110,241,000) $(82,830,000) $(71,124,000) $(72,968,000)
                          ============  =============  ============  ============  ============
Basic and diluted loss
 per common share:
Loss before
 extraordinary gain
 (charge) and cumulative
 effect of adopting SAB
 101....................  $      (1.33) $       (2.51) $      (2.00) $      (2.15) $      (2.42)
Extraordinary gain
 (charge)...............          0.06            --           (.31)          --            --
Cumulative effect of
 adopting SAB 101.......           --            (.19)          --            --            --
                          ------------  -------------  ------------  ------------  ------------
                          $      (1.27) $       (2.70) $      (2.31) $      (2.15) $      (2.42)
                          ============  =============  ============  ============  ============
Weighted average number
 of shares outstanding..    48,292,000     40,893,000    35,887,000    33,129,000    30,165,000
                          ============  =============  ============  ============  ============

  The reconciliation of loss applicable to common shares to adjusted net income (loss) is presented below in order to highlight certain charges that materially impact the comparability of the information contained within the selected consolidated financial data. Items affecting 2001 include an extraordinary gain realized on the early payment of debt, and the following charges associated with the financing and acquisition of Group Lafon: (i)
$1,500,000 attributable to the costs of obtaining short term financing, (ii)
$20,000,000 attributable to the write off of acquired in-process research and development, and (iii) $52,444,000 attributable to the conversion of $217,000,000 of previously issued 5.25% convertible notes into common stock.

                                               Year Ended December 31,
                          ---------------------------------------------------------------------
                              2001          2000           1999          1998          1997
Reconciliation of loss
 applicable to common
 shares to adjusted net
 income (loss):.........  $(61,148,000) $(110,241,000) $(82,830,000) $(71,124,000) $(72,968,000)
Certain charges:
Royalty pre-payment on
 extinguished revenue
 sharing notes..........           --       6,600,000           --            --            --
Short-term bridge
 financing and other
 merger related
 expenses...............     1,550,000     13,811,000           --            --            --
Acquired in-process
 research and
 development............    20,000,000     22,200,000           --            --            --
Debt conversion
 expense................    52,444,000            --            --            --            --
Extraordinary (gain)
 charge on early
 extinguishment of
 debt...................    (3,016,000)           --     11,187,000           --            --
Cumulative effect of
 adopting SAB 101.......           --       7,434,000           --            --            --
                          ------------  -------------  ------------  ------------  ------------
Adjusted net income
 (loss).................  $  9,830,000  $ (60,196,000) $(71,643,000) $(71,124,000) $(72,968,000)
                          ============  =============  ============  ============  ============

                                                As of December 31,
                         ---------------------------------------------------------------------
                             2001           2000          1999          1998          1997
Balance Sheet Data:
----------------------------------------------------------------------------------------------
Cash, cash equivalents
 and investments........ $ 603,884,000  $ 97,384,000  $272,340,000  $148,151,000  $147,363,000
Total assets............ 1,389,087,000   308,435,000   312,262,000   179,802,000   183,920,000
Long-term debt..........   866,589,000    55,138,000    15,701,000    16,596,000    29,337,000
Accumulated deficit.....  (576,691,000) (515,543,000) (405,302,000) (322,472,000) (251,348,000)
Stockholders' equity....   398,731,000   165,193,000   230,783,000   137,621,000   129,536,000

PRO FORMA RESULTS

  The following data represents pro forma financial results assuming a retroactive adoption of a change in accounting principle (SAB 101).

                                        Year Ended December 31,
                          -------------------------------------------------------
                              2000           1999          1998          1997
Statement of Operations Data:
---------------------------------------------------------------------------------
Total revenues..........  $ 111,790,000  $ 44,391,000  $ 16,163,000  $ 23,392,000
Gross profit on product
 sales..................     73,869,000    23,681,000       867,000       132,000
Loss before dividends on
 preferred stock,
 extraordinary gain
 (charge) and cumulative
 effect of a change in
 accounting principle...    (93,744,000)  (75,288,000)  (71,291,000)  (72,905,000)
Dividends on preferred
 stock..................     (9,063,000)   (3,398,000)          --            --
Extraordinary charge for
 early extinguishment of
 debt...................            --    (11,187,000)          --            --
Loss applicable to
 common shares..........  $(102,807,000) $(89,873,000) $(71,291,000) $(72,905,000)
Basic and diluted loss
 per common share.......  $       (2.51) $      (2.50) $      (2.15) $      (2.42)
Weighted average number
 of shares outstanding..     40,893,000    35,887,000    33,129,000    30,165,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

 Year ended December 31, 2001 compared to year ended December 31, 2000

  For the year ended December 31, revenues consisted of the following:

                                                           2001         2000
   Product sales:
   -----------------------------------------------------------------------------
    PROVIGIL.......................................... $150,305,000 $ 72,089,000
    ACTIQ.............................................   51,197,000   15,169,000
    GABITRIL..........................................   24,630,000    4,379,000
                                                       ------------ ------------
   Total product sales................................  226,132,000   91,637,000
                                                       ------------ ------------
    H. Lundbeck A/S...................................   11,941,000   10,395,000
    Novartis Pharma AG................................   10,428,000          --
    Sanofi-Synthelabo.................................    5,052,000          --
    Other revenues....................................   13,090,000    9,758,000
                                                       ------------ ------------
   Total other revenues...............................   40,511,000   20,153,000
                                                       ------------ ------------
   Total revenues..................................... $266,643,000 $111,790,000
                                                       ============ ============

  Revenues--Product sales in 2001 increased 147% to $226,132,000. The increase is attributable to a number of factors including:

  . Sales of PROVIGIL increased 108% from $72,089,000 in 2000 to $150,305,000 in 2001. PROVIGIL accounted for 66% and 79% of our 2001 and 2000 product sales, respectively. The 2001 sales increase was due to higher sales resulting from increased market acceptance, as well as a 5% domestic price increase that took effect in the second quarter of 2001.

  . Sales of ACTIQ increased 238% from $15,169,000 in 2000 to $51,197,000 in 2001. After our merger with Anesta in October 2000, we established a dedicated sales force for ACTIQ and significantly changed the marketing approach. An average domestic 6.6% price increase in the second quarter of 2001 also contributed to higher recorded sales.

  . Sales of GABITRIL increased from $4,379,000 in 2000 to $24,630,000 in 2001. We acquired all U.S. rights to GABITRIL from Abbott Laboratories during late 2000 and began selling GABITRIL effective January 1, 2001. Prior to 2001, our GABITRIL revenues represented compensation from Abbott under a collaborative agreement where we received a percentage of GABITRIL sales in excess of a base amount. Additionally, an average increase in domestic prices of 10% in the second quarter of 2001 also contributed to the sales increase.

  . Other revenues increased by $20,358,000, or 101%. This increase was due primarily to revenues recognized under our U.K. joint marketing agreement with Novartis Pharma AG, which we entered into in November 2000, and revenues recognized under our licensing, development and marketing collaborations with Sanofi-Synthelabo and H. Lundbeck A/S.

  Cost of Product Sales--Cost of product sales rose 153% in 2001 to $44,946,000 from $17,768,000 in 2000 primarily as a result of the increase in 2001 product sales volumes. Aggregate cost of product sales for all three products remained at 20% of product sales for both 2001 and 2000 due to decreased costs for U.S. production of ACTIQ offset by GABITRIL revenues of $4,379,000 in 2000 that did not have corresponding cost of product sales since it was being sold under a collaborative agreement with Abbott.

  Research and Development Expenses--Research and development expenses increased 24% in 2001 to $84,249,000 from $68,063,000 in 2000. The increase is attributable to higher expenditures on clinical trials including infrastructure costs to support the growing number of ongoing clinical trials including Phase 2 clinical studies for CEP-1347 and studies of PROVIGIL related to our efforts to expand the label for PROVIGIL beyond its current indication. In addition, research and development expenses also increased because of regulatory and intellectual property fees.

  Selling, General and Administrative Expenses--Selling, general and administrative expenses increased 19% in 2001 to $99,615,000 from $83,725,000 in 2000. The increase is primarily due to increases in expenditures of $13,755,000 associated with the growth of our internal sales force to promote and support PROVIGIL, ACTIQ, and GABITRIL in the United States.

  Depreciation and Amortization Expenses--Depreciation and amortization expenses increased to $14,434,000 in 2001 from $4,008,000 in 2000 primarily due to a full year of amortization expense in 2001 on intangible assets acquired during late 2000 relating to both our acquisition of GABITRIL product rights in the United States and our U.K. joint marketing agreement with Novartis.

  Debt Exchange Expense--In accordance with Statement of Financial Accounting Standards No. 84 "Induced Conversions of Convertible Debt," we recorded a non-cash charge of $52,444,000 in the fourth quarter of 2001 associated with the exchange of $217,000,000 of our 5.25% convertible notes for our common stock.

  Acquired In-Process Research and Development--In connection with our acquisition of Group Lafon in December 2001, we acquired the rights to certain early stage technologies. Based on an independent appraisal of the assets acquired from Group Lafon, the fair value of these technologies of $20,000,000 has been recorded as acquired in-process research and development expenses because, at the date of the acquisition, the technologies acquired had not progressed to a stage where they met technological feasibility and there existed a significant amount of uncertainty as to our ability to complete the development of the technologies and achieve market acceptance within a reasonable timeframe. In addition, the acquired in-process technologies did not have an alternative future use to us that had reached technological feasibility.

  During 2000, we acquired U.S. marketing rights to GABITRIL in a transaction that resulted in us recording $22,000,000 as acquired in-process research and development expense. During 2001, development efforts on this in-process research and development have continued. We believe that expenses incurred to date associated with the development and integration of the in-process research and development projects are lower than our previous estimates. We have completed one project at the end of 2001 and will initiate several new projects in 2002. The majority of the projects are on schedule, but delays have occurred due to delays in the completion of a clinical plan and inherent complexity and breadth of the projects. The risks associated with these efforts are still considered high, and no assurance can be made that the projects in development will meet with market acceptance.

  Other Income and Expense--Interest income decreased to $12,170,000 in 2001 from $16,903,000 in 2000 primarily due to $4,008,000 of interest income recorded in 2000 associated with the waiver of an interest rate penalty by the Commonwealth of Pennsylvania on a loan used to finance the purchase of our West Chester facilities. The remaining decrease in interest income is due to lower average interest rates in 2001 as compared to 2000, offset in part by higher average investment balances. Interest expense increased in 2001 to $20,630,000 from $5,189,000 in 2000 due to interest on our convertible subordinated notes issued in May and December of 2001, a $1,500,000 fee associated with establishing a line of credit for the Group Lafon acquisition and interest recognized on our obligations to Abbott and Novartis. These increases were partially offset by a decrease in interest expense due to the retirement of revenue-sharing notes in the first quarter of 2000. A decrease in the exchange rate loss from $1,027,000 in 2000 to $545,000 in 2001, due to an increase in currency exchange value of the pound Sterling (GBP) relative to both the U.S. dollar and to our other foreign operations' currencies that are remeasured into the GBP for financial reporting purposes, is recorded as other expense.

  Dividends on Convertible Exchangeable Preferred Stock--Preferred dividends in 2001 were less than in 2000 due to the conversion during the second and third quarters of 2001 of all outstanding shares of preferred stock into an aggregate of 6,974,998 shares of our common stock. As of December 31, 2001, there were no shares of preferred stock outstanding.

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

  Cost of Product Sales--The cost of product sales associated with PROVIGIL in 2000 increased to 20% of net product sales from 13% in 1999. All of the PROVIGIL sold in the United States during 1999 was produced prior to its December 1998 FDA approval and the costs of producing that material were recorded as research and development expense in those prior periods. As a result, 2000 was the first year since the commercial launch of PROVIGIL to include a full year's recognition of product costs. Product sales of PROVIGIL are recognized upon shipment of product and are recorded net of reserves for returns and allowances. During 2000, we reduced our reserve for returns and allowances, which resulted in an increase to PROVIGIL net sales of $4,370,000 without any corresponding cost of product sales. The cost of ACTIQ product sales as a percentage of ACTIQ sales decreased from 31% in 1999 to 24% in 2000 due to increased recognition of ACTIQ sales as a result of the reacquisition of full marketing rights to ACTIQ during 2000. In 2000, there were no costs associated with the sales of GABITRIL since the product was being marketed under a co-promotion agreement with Abbott.

  Research and Development Expenses--For the year ended December 31, 2000, research and development expenses increased 24% to $68,063,000 from $54,892,000 in 1999. This change primarily resulted from an increase in expenditures associated with clinical development studies of PROVIGIL in areas other than narcolepsy and an increase in drug development and manufacturing costs for our compounds that have progressed into later stages of development.

  Selling, General and Administrative Expenses--The 40% increase in selling, general and administrative expenses to $83,725,000 for the year ended December 31, 2000 from $59,665,000 for 1999 was primarily due to increases in marketing expenses associated with the commercialization of PROVIGIL of $1,552,000 and our collaboration agreement with Abbott to market GABITRIL of $2,649,000, expenses relating to an increase in the size of our internal sales force to fully support both PROVIGIL and GABITRIL of $8,242,000, and increases in expenses associated with the hiring of a contract sales organization to promote ACTIQ of $6,911,000. This increase was partially offset by a one-time charge of $4,300,000 in 1999 associated with the settlement of the securities litigation.

  Depreciation and Amortization Expenses--The $1,929,000 increase in depreciation and amortization expenses in 2000 as compared to 1999 is due primarily to amortization expense associated with the intangible asset recorded when the U.S. marketing rights to ACTIQ were purchased from Abbott in March 2000.

  Other Expenses--We recorded a number of certain charges in the fourth quarter of 2000 including $6,600,000 representing the final royalty payment associated with the revenue sharing notes, $13,811,000 in merger and integration costs as a result of the merger with Anesta and $22,200,000 for in-process research and development costs associated with the acquisition of U.S. product rights to GABITRIL from Abbott.

  Other Income and Expense--The $7,412,000 increase in interest income from 1999 to 2000 is primarily due to the recognition of $4,008,000 of interest income associated with the waiver of an interest rate penalty by the Commonwealth of Pennsylvania on a loan used to finance the purchase of our West Chester facilities. The $3,188,000 decrease in interest expense is due to the retirement of revenue-sharing notes in the first quarter of 2000. An increase in the exchange rate loss from $235,000 in 1999 to $1,072,000 in 2000 due to a decline in currency exchange value of the pound Sterling (GBP) relative to both the U.S. dollar and to our other foreign operations' currencies that are remeasured into the GBP for financial reporting purposes is recorded as other expense.

  Extraordinary Charge on Early Extinguishment of Debt--In connection with the restructuring of the revenue sharing notes, we recorded a loss in 1999 on the extinguishment of the notes of $11,187,000, which includes the prepayment penalty of $5,500,000 and the write-off of deferred financing costs and the remaining value of the associated warrants of $5,687,000. These notes were retired in the first quarter of 2000 for an aggregate payment of $35,500,000.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

  Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are developed, and challenged periodically, by management based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

  Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K. Management considers the following policies to be the most critical in understanding the more complex judgments that are involved in preparing our consolidated financial statements and the uncertainties that could impact its results of operations, financial position and cash flows.

  Revenue recognition--Product sales are recognized upon shipment of product and are recorded net of estimated reserves for contractual allowances, discounts and returns. Contractual allowances result from sales under contracts with managed care organizations and government agencies. The reserve for contractual allowances is based on an estimate of prescriptions to be filled for individuals covered by government agencies and managed care organizations with whom we have contracts. The reserve for product returns is determined by reviewing the history of each product's returns and by utilizing reports purchased from external, independent sources which produce prescription data, wholesale stocking levels and wholesale sales to retail pharmacies. This data is reviewed to monitor product movement through the supply chain to identify remaining inventory in the supply chain that may result in chargebacks or returns. The reserves are reviewed at each reporting period and adjusted to reflect data available at that time. To the extent our estimate of contractual allowances is inaccurate, we will adjust the reserve which will impact the amount of product sales revenue recognized in the period of the adjustment. Product returns are permitted with respect to unused pharmaceuticals based on expiration dating of our product. To date, product returns have not been material.

  Revenue from collaborative agreements may consist of up-front fees, on going research and development funding and milestone payments. Effective January 1, 2000, we adopted the SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). In accordance with SAB 101, non-refundable up-front fees are deferred and amortized to revenue over the related performance period. We estimate our performance period based on the specific terms of each collaborative agreement, but actual performance may vary. We adjust the performance periods based upon available facts and circumstances. Periodic payments for research and development activities are recognized over the period that we perform the related activities under the terms of the agreements. Revenue resulting from the achievement of milestone events stipulated in the agreements is recognized when the milestone is achieved. Milestones are based upon the occurrence of a substantive element specified in the contract or as measure of substantive progress towards completion under the contract.

  Allowance for uncollectable accounts receivable--Accounts receivable are reduced by an allowance for amounts that may become uncollectable in the future. On an ongoing basis, management performs credit evaluations of our customers and adjusts credit limits based upon the customer's payment history and creditworthiness, as determined by a review of their current credit information. We continuously monitor collections and payments from our customers. Based upon our historical experience and any specific customer collection issues that are identified, management uses its judgment to establish and evaluate the adequacy of the our allowance for estimated credit losses. While such credit losses have been within our expectations and the allowance provided, we cannot guarantee that it will continue to experience the same credit loss rates as it has in the past. Also, as of December 31, 2001, approximately 58% of our accounts receivable were due from three pharmaceutical wholesalers. Any significant changes in the liquidity or financial position of these wholesalers could have a material adverse impact on the collectability of our accounts receivable and its future operating results.

  Inventories--Our inventories are valued at the lower of cost or market, determined on a first-in, first-out basis, and include the cost of raw materials, labor and overhead. The majority of our inventories are subject to expiration dating. We continually evaluate the carrying value of our inventories and when in the opinion of management, factors indicate that impairment has occurred, either a reserve is established against the inventories' carrying value or the inventories are completely written off. Management bases these decisions on the level of inventories on hand in relation to our estimated forecast of product demand, production requirements over the next twelve months and the expiration dates of raw materials and finished goods. Although we make every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand could have a material impact on the carrying value of our inventories and our reported operating results.

  Valuation of Fixed Assets, Goodwill and Intangible Assets--Our fixed assets and intangible assets (which consist primarily of developed technology, trademarks, and product and marketing rights) have been recorded at cost and are being amortized on a straight-line basis over the estimated useful life those assets. In conjunction with acquisitions of businesses or product rights, we allocate the purchase price based upon the relative fair values of the assets acquired and liabilities assumed. In certain circumstances, fair value may be assigned to purchased in-process technology and immediately expensed. The valuation of goodwill and intangible assets and the estimation of appropriate useful lives to apply to them requires us to use our judgment. We continually assess the impairment of intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operating performance of our fixed assets and acquired businesses and products. Future events could cause us to conclude that impairment indicators exist and the carrying values of our fixed assets, intangible assets or goodwill are impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations.

  Income taxes--We have a history of losses, which has generated significant federal and state tax net operating loss (NOL) carryforwards of approximately $344,139,000 and $147,620,000, respectively as of December 31, 2001. Generally accepted accounting principles require us to record a valuation allowance against the deferred tax asset associated with this NOL carryforward if it is more likely than not that we will not be able to utilize the NOL carryforward to offset future taxes. Due to the size of the NOL carryforward in relation to our history of unprofitable operations, we have not recognized a net deferred tax asset.

  The third quarter of 2001 was our first profitable quarter from commercial operations since inception. Continued profitability in future periods could cause management to conclude that it is more likely than not that we will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, which is subject to management's judgment, we would immediately record the estimated net realizable value of the deferred tax asset at that time and would then begin to provide for income taxes at a rate equal to our combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

JOINT VENTURE

  In December 2001, we formed a joint venture with unaffiliated third party investors to fund additional commercial activities in support of PROVIGIL and GABITRIL in the United States. In exchange for our transfer to the joint venture of certain intellectual property and other rights related to these two products, we received a Class B interest, representing a 50% interest in the joint venture. In exchange for its contribution of $50,000,000 in cash to the joint venture, the investors received Class A interests, also representing a 50% interest in the joint venture.

  On March 29, 2002, we acquired the investors' Class A interests and ended the joint venture by issuing to the investors, through a private placement, $55,000,000 aggregate principal amount of 3.875% convertible subordinated notes due March 2007. The notes are convertible into our common stock, at the option of the holder, at a price of $70.36 per share.

  As of December 31, 2001, the $50,000,000 investors' Class A interest was recorded on our balance sheet as a liability, and the joint venture's cash balance of $50,000,000 was included in our balance of cash and cash equivalents.

  The purchase of the investors' Class A interests in the joint venture will result in the recognition of a $7,100,000 extraordinary charge during the first quarter of 2002, which includes the write-off of $4,600,000 of costs capitalized in connection with the formation of the joint venture. In addition, our statement of operations for the three months ended March 31, 2002 will include certain charges totaling approximately $7,000,000 related to the operations of the joint venture.

LIQUIDITY AND CAPITAL RESOURCES

  Cash, cash equivalents and investments at December 31, 2001 were $603,884,000, representing 43% of total assets, an increase from $97,384,000 at December 31, 2000.

 Net Cash Provided by (Used for) Operating Activities

  Net cash provided by operating activities was $12,274,000 in 2001 as compared to net cash used for operating activities of $106,492,000 in 2000. The main factors that contributed to the net cash provided by operating activities in 2001 are as follows:

  . The net loss before preferred dividends was $55,484,000 in 2001, as compared to $101,178,000 in 2000, as a result of the increase in product sales. In addition, we recognized the following non-cash transactions in 2001: $14,434,000 of depreciation and amortization expense, $5,158,000 of non-cash interest expense on our convertible subordinated notes, $6,631,000 of non-cash compensation expense, $20,000,000 of purchased in-process research and development expense relating to the Group Lafon acquisition, $52,444,000 of debt exchange expense related to the exchange of $217,000,000 of convertible subordinated notes and $3,016,000 of gain on the early extinguishment of debt.

  . Accounts receivable increased $30,434,000 due primarily to a 147% increase in product sales from 2000 to 2001.

  . Accounts payable increased $10,310,000 and accrued expenses increased
    $9,928,000. The increase in accrued expenses is due primarily to an increase of $6,413,000 of expenses related to the Lafon acquisition and $2,789,000 of accrued interest related to the convertible notes.

 Net Cash (Used for) Provided by Investing Activities

  A summary of net cash (used for) provided by investing activities is as follows:

                                                   Year ended
                                                  December 31,
                                    ------------------------------------------
                                        2001           2000          1999
                                    -------------  ------------  -------------
Purchases of property and
 equipment........................  $ (12,481,000) $ (7,462,000) $  (1,029,000)
Acquisition of Group Lafon, net of
 cash acquired....................   (447,717,000)          --             --
Acquisition of intangible assets..    (21,063,000)  (56,627,000)           --
Sales and maturities (purchases)
 of investments, net..............      6,200,000   186,449,000   (162,772,000)
                                    -------------  ------------  -------------
Net cash (used for) provided by
 investing activities.............  $(475,061,000) $122,360,000  $(163,801,000)
                                    =============  ============  =============

 --Acquisition of Group Lafon, net of cash acquired

  The acquisition of Group Lafon effective December 28, 2001 consisted of a total purchase price of $450,000,000 plus $7,000,000 of direct transaction costs and other purchase price adjustments, less $9,283,000 of cash acquired.

 --Acquisition of intangible assets

                                                         Year ended
                                                        December 31,
                                               --------------------------------
                                                   2001          2000      1999
                                               ------------  ------------  ----
Acquisition of U.S. GABITRIL product rights..  $        --   $(17,800,000) $--
Acquisition of European GABITRIL product
 rights......................................   (20,666,000)          --    --
Acquisition of ACTIQ marketing rights........      (397,000)  (23,850,000)  --
Acquisition of Novartis product rights.......           --    (14,977,000)  --
                                               ------------  ------------  ----
Net cash used for acquisition of intangible
 assets......................................  $(21,063,000) $(56,627,000) $--
                                               ============  ============  ====

  The acquisition of intangible assets during the year ended December 31, 2001 primarily consists of amounts paid for the acquisition of European product rights to GABITRIL.

  The acquisition of intangible assets during the year ended December 31, 2000 includes an initial payment of $40,000,000 made to Abbott for the acquisition of U.S. product rights for GABITRIL, of which $22,200,000 was recorded as in-process research and development expense and $17,800,000 was recorded as an intangible asset. Under a separate agreement, we also paid $23,850,000 to Abbott in 2000 to acquire the U.S. marketing rights to ACTIQ. Additionally, we also entered into a collaboration agreement with Novartis Pharma AG in 2000 to consolidate the sales and marketing efforts of four Novartis CNS products with PROVIGIL in the United Kingdom. In connection with this transaction, we made an initial payment of $14,977,000 which was recorded as an intangible asset.

 Net Cash Provided by (Used for) Financing Activities

  A summary of net cash provided by (used for) financing activities is as follows:

                                                     Year ended
                                                    December 31,
                                       ----------------------------------------
                                           2001          2000          1999
                                       -------------  -----------  ------------
Proceeds from issuance of preferred
 stock...............................  $         --   $       --   $120,028,000
Proceeds from issuance of common
 stock...............................            --           --     12,000,000
Proceeds from exercises of common
 stock options, warrants and employee
 stock purchase plan.................     28,221,000   39,448,000    36,034,000
Payments to acquire treasury stock...     (3,629,000)  (2,829,000)     (803,000)
Net proceeds from issuance of long-
 term debt...........................  1,009,080,000          --     30,500,000
Preferred dividends paid.............     (6,797,000)  (9,063,000)   (2,265,000)
Principal payments on and retirement
 of long-term debt...................    (52,300,000) (32,766,000)   (1,989,000)
                                       -------------  -----------  ------------
Net cash provided by (used for)
 financing activities................  $ 974,575,000  $(5,210,000) $193,505,000
                                       =============  ===========  ============

 --Proceeds from issuance of preferred stock

  During 1999, we completed a sale of 2,500,000 shares of convertible exchangeable preferred stock at $50 per share. As of December 31, 2001, all 2,500,000 shares have been converted into an aggregate of 6,974,998 shares of our common stock.

 --Proceeds from issuance of common stock

  In connection with a May 1999 collaborative agreement, H. Lundbeck A/S purchased 1,000,000 shares of our common stock at a price of $12.00 per share, which was the average market price for the five trading days prior to the closing of the agreement.

 --Proceeds from exercises of common stock options and warrants

  The following is a summary of proceeds from exercises of common stock options, warrants and employee stock purchase plan for each of the years ended December 31:

                                               2001        2000        1999
Proceeds from exercises of:
-------------------------------------------------------------------------------
 Common stock options...................... $25,542,000 $12,934,000 $ 8,958,000
 Warrants..................................   2,679,000  26,436,000  26,984,000
 Employee stock purchase plan..............         --       78,000      92,000
                                            ----------- ----------- -----------
                                            $28,221,000 $39,448,000 $36,034,000
                                            =========== =========== ===========
Total number of shares issued..............   1,605,180   3,458,223   2,751,280
                                            =========== =========== ===========

  At December 31, 2001, options to purchase approximately 5,608,000 shares of our common stock at various exercise prices were outstanding. The extent and timing of future option exercises, if any, are primarily dependent upon the market price of our common stock and general financial market conditions, as well as the exercise prices and expiration dates of the options. At December 31, 2001, no warrants to purchase common stock remained outstanding.

  In November 1993, Anesta Corp. adopted the Employee Stock Purchase Plan authorizing the issuance of 250,000 shares pursuant to purchase rights granted to employees of Anesta. Participants could elect to use up to 10% of their compensation to purchase Anesta's common stock at the end of each year at a price equal to 85% of the lower of the beginning or ending stock price in the plan period. The plan terminated in October 2000 upon the merger of Cephalon and Anesta.

 --Payments to acquire treasury stock

  Under our Equity Compensation Plan, we may grant restricted stock awards to employees. Upon vesting, shares of Cephalon common stock are withheld from the employee's stock award and returned to the treasury for the corresponding dollar value of payroll-related taxes paid on behalf of the employee.

 --Net proceeds from issuance of long-term debt

  In the second quarter of 2001, we completed a private placement of $400,000,000 of 5.25% convertible subordinated notes due May 2006. Debt issuance costs of $14,364,000 have been capitalized and are being amortized over the term of the notes. In the fourth quarter of 2001, we completed a private placement of $600,000,000 of 2.50% convertible subordinated notes due December 2006. Debt issuance costs of $21,250,000 have been capitalized and are being amortized over the term of the notes. In connection with our joint venture, $50,000,000 in cash received from the Investor was recorded as a liability as of December 31, 2001. During 1999, we completed a private placement $30,000,000 of revenue sharing notes that were subsequently retired in 2000. In July 1999, we borrowed $500,000 on a term loan in connection with the remodeling of the facility in Salt Lake City, Utah.

 --Preferred dividends paid

  These amounts represent preferred dividends paid on our $3.625 convertible exchangeable preferred stock. As of December 31, 2001, all 2,500,000 shares of the preferred stock had been converted into an aggregate of 6,974,998 shares of our common stock.

 --Principal payments on long-term debt

  In July 2001, we made a payment of $1,667,000 to retire a variable-rate term note payable. In May 2001, we made a payment of $24,000,000 to Abbott Laboratories due under our licensing agreement for U.S. product rights to GABITRIL. Also in May 2001, we paid $24,438,000 to Novartis Pharma AG for deferred obligations due to them under our continuing November 2000 collaboration agreement. In the first quarter of 2000, we retired $30,000,000 of revenue sharing notes issued in a private placement in 1999. In addition, for all periods presented, principal payments on long-term debt include payments on mortgage and building improvements loans and payments on capital lease obligations.

OUTLOOK

  Cash, cash equivalents and investments at December 31, 2001 were $603,884,000. Prior to 2001, we historically have had negative cash flows from operations and have used the proceeds of public and private placements of our equity and debt securities to fund operations. We currently believe that projected increases in sales of our three U.S. marketed products, PROVIGIL, ACTIQ and GABITRIL, in combination with other revenues, will allow us to achieve continued profitability and positive cash flows from operations in 2002. At this time, we cannot accurately predict the effect of certain developments on future product sales such as the degree of market acceptance of our products, competition, the effectiveness of our sales and marketing efforts and our ability to demonstrate the utility of our products in indications beyond those already included in the FDA approved labels. Other revenues include receipts from collaborative research and development agreements and co-promotion agreements. The continuation of any of these agreements is subject to the achievement of certain milestones and to periodic review by the parties involved.

  We expect to continue to incur significant expenditures associated with manufacturing, selling and marketing PROVIGIL, ACTIQ and GABITRIL and conducting additional clinical studies to explore the utility of these products in treating disorders beyond those currently approved in their respective labels. We also expect to continue to incur significant expenditures to fund research and development activities for our other product candidates. We may seek sources of funding for a portion of these programs through collaborative arrangements with third parties. However, we intend to retain a portion of the commercial rights to these programs and, as a result, we still expect to spend significant funds on our share of the cost of these programs, including the costs of research, preclinical development, clinical research and manufacturing.

  We may have significant fluctuations in quarterly results based primarily on the level and timing of:

  .  product sales and cost of product sales;

  .achievement and timing of research and development milestones;

  .co-promotion and other collaboration revenues;

  .cost and timing of clinical trials; and

  .marketing and other expenses.

  In December 2001, we acquired Group Lafon, which gave us worldwide control of the intellectual property, marketing, and manufacturing rights related to modafinil, the active drug substance in PROVIGIL. PROVIGIL accounted for approximately 66% of our total product sales for the year ended December 31, 2001. By consolidating our financial results with those of Group Lafon, we expect to reduce significantly our cost of goods sold related to PROVIGIL. While the bulk of these cost savings result from eliminating the effect of preexisting contractual arrangements between us and Group Lafon, there could be unanticipated costs associated with our operation and management of the Group Lafon business that could limit these expected cost savings or other anticipated benefits of the Group Lafon acquisition. As a result, our actual cost savings, if any, and other anticipated benefits could differ from or their impact could be delayed compared to our expectations.

  In the second quarter of 2001, we completed a private placement of $400,000,000 of 5.25% convertible subordinated notes due May 2006. In the fourth quarter of 2001, $217,000,000 of these convertible subordinated notes were exchanged into 3,691,705 shares of common stock. The annual interest payments on the remaining notes will be $9,608,000. Additionally, in December 2001, we completed a private placement of $600,000,000 of 2.50% convertible subordinated notes due December 2006. The annual interest payments on these notes will be $15,000,000, payable semiannually.

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

  The following table summarizes our obligations to make future payments under current contracts:

                                            Payments due by period
                         ------------------------------------------------------------
                                      Less Than 1                           After 5
                            Total        Year      1-3 Years   4-5 Years     Years
                         ------------ ----------- ----------- ------------ ----------
 Long-term debt......... $ 75,545,000 $10,981,000 $53,747,000 $  3,784,000 $7,033,000
 Capital lease
  obligations...........    2,852,000   1,027,000   1,243,000      156,000    426,000
 Operating leases.......   10,600,000   3,000,000   5,500,000    2,100,000        --
 Convertible notes......  783,000,000         --          --   783,000,000        --
 Other long-term
  obligations...........   37,392,000  20,192,000  16,651,000      549,000        --
                         ------------ ----------- ----------- ------------ ----------
Total contractual cash
 obligations............ $909,389,000 $35,200,000 $77,141,000 $789,589,000 $7,459,000
                         ============ =========== =========== ============ ==========

  The following table summarizes future payments under contingent or other potential commitments:

                                   Amount of commitment expiration per period
                                 -----------------------------------------------
                                          Less Than 1                     Over 5
                                  Total      Year     1-3 Years 4-5 Years Years
                                 -------- ----------- --------- --------- ------
 Standby letters of credit...... $800,000  $800,000     $--       $--      $--
Total commitments............... $800,000  $800,000     $--       $--      $--
                                 ========  ========     ====      ====     ====

COMMITTMENTS AND CONTINGENCIES

Related Party

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

  We have a contractual option, but not an obligation, to purchase all of the limited partnership interests of CCP, which is exercisable upon the occurrence of certain events following the first commercial sale of MYOTROPHIN. If, and only if, we decide to exercise this purchase option, we would make an advance payment of approximately $40,275,000 in cash or, at our election, approximately $42,369,000 in shares of common stock or a combination thereof. Should we discontinue development of MYOTROPHIN, or if we do not exercise this purchase option, our license will terminate and all rights to manufacture or market MYOTROPHIN in the United States, Canada and Europe will revert to CCP, which may then commercialize MYOTROPHIN itself or license or assign its rights to a third party. In that event, we would not receive any benefits from such commercialization, license or assignment of rights.

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

  In February 2001, a complaint was filed in Utah state court by Zars, Inc. and one of its research scientists, against us and our subsidiary Anesta. The plaintiffs are seeking a declaratory judgment to establish their right to develop transdermal or other products containing fentanyl and other pharmaceutically active agents under a royalty and release agreement between Zars and Anesta. The complaint also asks for unspecified damages for breach of contract, interference with economic relations, defamation and slander. We believe that we have valid defenses to all claims raised in this action. In any event, we do not believe any judgment against us will have a material adverse effect on our financial condition or results of operations.

  We are a party to certain other litigation in the ordinary course of our business, including matters alleging employment discrimination, product liability and breach of commercial contract. However, we are vigorously defending ourselves in all of these actions and do not believe these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition or results of operations.

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

A significant portion of our revenues is derived from U.S. sales of our three largest products and our future success will depend on the continued acceptance and growth of these products.

  For the year ended December 31, 2001, approximately 83% of our total revenues were derived from U.S. sales of PROVIGIL, GABITRIL and ACTIQ. We cannot be certain that these products will continue to be accepted in their markets. Specifically, the following factors, among others, could affect the level of market acceptance of PROVIGIL, GABITRIL and ACTIQ, including:

  . the perception of the healthcare community of their safety and efficacy, both in an absolute sense and relative to that of competing products;

  .  the effectiveness of our sales and marketing efforts;

  .  unfavorable publicity regarding these products or similar products;

  .  product price relative to other competing drugs or treatments;

  . changes in government and other third-party payor reimbursement policies and practices; and

  . regulatory developments affecting the manufacture, marketing or use of these products.

  Any material adverse developments with respect to the sale or use of PROVIGIL, GABITRIL or ACTIQ could significantly reduce our product revenues and have a material adverse effect on our ability to generate net income and positive net cash flow from operations.

We may be unsuccessful in our efforts to expand the number and scope of authorized uses of PROVIGIL, GABITRIL or ACTIQ, which would hamper sales growth and make it more difficult to sustain profitability.

  The market for the approved indications of our three largest products is relatively small. We believe that a portion of our product sales is derived from the use of these products outside of their labeled indications. To a large degree, our future success depends on expansion of the approved indications for our products and physicians prescribing our products outside of the approved indications. Under current FDA and European medical authority regulations, we are limited in our ability to promote the use of these products outside their labeled use. Any label expansion will require FDA approval.

  We have initiated clinical studies to examine whether or not PROVIGIL and GABITRIL are effective and safe when used to treat disorders outside their currently approved uses. Although some study data has been positive, additional studies in these disorders will be necessary before we can apply to regulatory authorities to expand the authorized uses of these products. We do not know whether these studies will demonstrate safety and efficacy, or if they do, whether we will succeed in receiving regulatory approval to market PROVIGIL and GABITRIL for additional disorders. If the results of some of these studies are negative, or if adverse experiences are reported in these clinical studies or otherwise in connection with the use of these products by patients, this could undermine physician and patient comfort with the products, limit their commercial success, and diminish their acceptance. Even if the results of these studies are positive, the impact on sales of PROVIGIL and GABITRIL may be minimal unless we are able to obtain FDA and foreign medical authority approval to expand the authorized use of these products. FDA regulations limit our ability to communicate the results of additional clinical studies to patients and physicians without first obtaining approval for any expanded uses.

  We do not expect to conduct studies for the purpose of requesting an expansion of the authorized use of ACTIQ. Future sales growth, if any, of ACTIQ outside of the treatment of breakthrough cancer pain could come only from physician prescriptions outside this labeled use. Physicians may or may not prescribe ACTIQ for off-label uses and, in any event, sales from such prescriptions may not prove to be significant to our results of operations.

As our products are used commercially, unintended side effects, adverse reactions or incidents of misuse may occur which could result in additional regulatory controls and reduced sales of our products.

  Prior to 1999, the use of our products had been limited principally to clinical trial patients under controlled conditions and under the care of expert physicians. The widespread commercial use of our products could produce undesirable or unintended side effects that have not been evident in our clinical trials or the relatively limited commercial use to date. In addition, in patients who take multiple medications, drug interactions could occur that can be difficult to predict. Additionally, incidents of product misuse may occur. These events, among others, could result in additional regulatory controls that could limit the circumstances under which the product is prescribed or even lead to the withdrawal of the product from the market. More specifically, ACTIQ has been approved under regulations concerning drugs with certain safety profiles, under which the FDA has established special restrictions to ensure safe use. Any violation of these special restrictions could lead to the imposition of further restrictions or withdrawal of the product from the market.

We may not be able to maintain adequate protection for our intellectual property or market exclusivity for certain of our products and therefore potential competitors may develop competing products, which could result in a decrease in sales and market share, cause us to reduce prices to compete successfully, and limit our commercial success.

  We place considerable importance on obtaining patent protection for new technologies, products and processes. To that end, we file applications for patents covering the composition of matter or uses of our drug candidates or our proprietary processes. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal, scientific and factual questions. To date, there has emerged no consistent policy regarding breadth of claims in such companies' patents. Accordingly, the patents and patent applications relating to our products, product candidates and technologies may be challenged, invalidated or circumvented by third parties and might not protect us against competitors with similar products or technology. Patent disputes are frequent and can preclude commercialization of products. If we ultimately lose any disputes, we could be subject to competition or significant liabilities, we could be required to enter into third party licenses or we could be required to cease using the technology or product in dispute. In addition, even if such licenses are available, the terms of the license requested by the third party could be unacceptable to us.

  The composition of matter patent for modafinil expired in 2001. We license or own U.S. and foreign patent rights covering the particles size pharmaceutical composition of modafinil that expire between 2014 and 2015. Ultimately, these particle size patents might be found invalid if challenged by a third party or a potential competitor could develop a competing product or product formulation that would avoid infringement of these patents. If a competitor developed a competing product that avoided infringement, our revenues from our modafinil-based products could be significantly and negatively impacted.

  We also rely on trade secrets, know-how and continuing technological advancements to support our competitive position. Although we have entered into confidentiality and invention rights agreements with our employees, consultants, advisors and collaborators, these parties could fail to honor such agreements or we could be unable to effectively protect our rights to our unpatented trade secrets and know-how. Moreover, others could independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how. In addition, many of our scientific and management personnel have been recruited from other biotechnology and pharmaceutical companies where they were conducting research in areas similar to those that we now pursue. As a result, we could be subject to allegations of trade secret violations and other claims.

We may incur additional losses.

  The quarter ended September 30, 2001 was our first profitable quarter from commercial operations since inception and our accumulated deficit was $576,691,000 at December 31, 2001. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from selling, general and administrative costs associated with our operations. In order for us to maintain profitability from commercial operations, we must continue to achieve product and other revenue at or above their current levels. Moreover, our future growth depends, in part, on our ability to obtain regulatory approvals for future products, or for existing products in new indications, and our ability to successfully develop, commercialize, manufacture and market any other product candidates.

Manufacturing, supply and distribution problems may create supply disruptions that could result in a reduction of product sales revenue, and damage commercial prospects for our products.

  At our two manufacturing facilities in France, we produce the active drug substance modafinil and certain other commercial products. At our U.S. facility in Salt Lake City, Utah, we manufacture ACTIQ for international markets. For the remainder of our products, we rely on third parties for product manufacturing. In all cases, we must comply with all applicable regulatory requirements of the FDA and foreign authorities, including cGMP regulations. In addition, we must comply with all applicable regulatory requirements of the Drug Enforcement Administration, and analogous foreign authorities for certain products. The facilities used by us and third parties to manufacture, store and distribute our products are subject to inspection by regulatory authorities at any time to determine compliance with regulations. These regulations are complex, and any failure to comply with them could lead to remedial action, civil and criminal penalties and delays in production or distribution of material.

  We depend upon sole suppliers for active drug substances contained in our products, including our own French plant that manufactures modafinil, and Abbott Laboratories to manufacture finished commercial supplies of ACTIQ and GABITRIL for the U.S. market. We have two qualified manufacturers, Watson Pharmaceuticals and DSM Pharmaceuticals, for finished commercial supplies of PROVIGIL. The process of changing or adding a manufacturer or changing a formulation requires prior FDA and/or European medical authority approval and is very time-consuming. If we are unable to manage this process effectively, we could face supply disruptions that would result in significant costs and delays, undermine goodwill established with physicians and patients, and damage commercial prospects for our products. We maintain inventories of active drug substances and finished products to protect against supply disruptions. Nevertheless, any disruption in these activities could impede our ability to sell our products and could reduce sales revenue. We also rely on third parties to distribute, provide customer service activities and accept and process returns.

Our activities and products are subject to significant government regulations and approvals, which are often costly and could result in adverse consequences to our business if we fail to comply.

  We currently have a number of products that have been approved for sale in either the United States, foreign countries or both. All of our approved products are subject to extensive continuing regulations relating to, among other things, testing, manufacturing, quality control, labeling, and promotion. The failure to comply with any rules and regulations of the FDA or any foreign medical authority, or the post-approval discovery of previously unknown problems relating to our products could result in, among others:

  .  fines, recalls, or seizures of products;

  .  total or partial suspension of product sales;

  .  non-approval of product license applications;

  .  restrictions on our ability to enter into strategic relationships; and

  .  criminal prosecution.

  It can be both costly and time-consuming for us to comply with these regulations. Additionally, incidents of adverse drug reactions, unintended side effects or misuse relating to our products could result in additional regulatory controls or restrictions, or even lead to withdrawal of the product from the market.

  With respect to our product candidates and for new therapeutic indications for our existing products, we conduct research, preclinical testing and clinical trials. We cannot market these product candidates or these new indications in the United States or other countries without receiving approval from the FDA or the appropriate foreign medical authority. The approval process requires substantial time, effort and financial resources, and we may never obtain approval in a timely manner, or at all. We cannot provide you with any assurance that required approvals will be obtained timely or at all. In addition, if the FDA or a foreign medical authority determines that we have not complied with regulations in the research and development of a product candidate or a new indication, they may not grant approval. Without these required approvals, our ability to substantially grow revenues in the future could be adversely affected.

  In addition, because PROVIGIL and ACTIQ contain active ingredients that are controlled substances, we are subject to regulation by the DEA and analogous foreign organizations relating to the manufacture, shipment, sale and use of the applicable products. These regulations also are imposed on prescribing physicians and other third parties, making the use of such products relatively complicated and expensive. Future products may contain controlled substances. The increased concern for safety by the FDA and the DEA with respect to products containing controlled substances can result in the imposition of restrictions on marketing or even withdrawal of regulatory approval for such products. In addition, negative publicity may bring about rejection of the product by the medical community. If the DEA, FDA or a foreign medical authority withdrew the approval of, or placed additional significant restrictions on the marketing of any of our products, our products sales and ability to promote our products could be substantially affected.

The failure to successfully operate Group Lafon could negatively impact our results of operations.

  The operation of Group Lafon following our December 2001 acquisition involves a number of risks and presents financial, managerial and operational challenges, including:

  . diversion of management attention from our existing business and operations;

  . difficulty with integration of personnel, and financial and other systems; and

  . increased foreign operations that may be difficult to manage, especially since we have limited experience operating in France.

  In light of these challenges, we may not be able to successfully manage the operations and personnel of Group Lafon. Customer dissatisfaction or manufacturing, supply, or distribution problems associated with Group Lafon's products could cause our pharmaceutical business in France to underperform relative to our expectations, which could have a material adverse effect on our business. We also could experience financial or other setbacks if Group Lafon's businesses have problems or liabilities of which we were not aware or are substantially greater than we anticipated based on our evaluation of the business prior to the acquisition.

We may not achieve the expected cost savings and other benefits of the Group Lafon acquisition.

  In acquiring Group Lafon, we secured worldwide control of the intellectual property, marketing, and manufacturing rights related to modafinil, the active drug substance in PROVIGIL. PROVIGIL accounted for approximately 66% of our total product sales for the year ended December 31, 2001. By consolidating our financial results with those of Group Lafon, we expect to reduce our cost of goods sold related to PROVIGIL from approximately 22% of net sales to approximately 7% of net sales. While the bulk of these expected cost savings result from eliminating the effect of preexisting contractual arrangements between us and Group Lafon, there could be unanticipated costs associated with our operation and management of the Group Lafon business that could limit or eliminate these expected cost savings or other anticipated benefits of the Group Lafon acquisition. As a result, our actual cost savings, if any, and other anticipated benefits could differ from, or their impact could be delayed compared to, our expectations as described herein.

The efforts of government entities and third party payors to contain or reduce the costs of health care may adversely affect our sales and limit the commercial success of our products.

  In certain foreign markets, pricing or profitability of pharmaceutical products is subject to various forms of direct and indirect governmental control. In the United States, there have been, and we expect there will continue to be, various proposals to implement similar government controls. The commercial success of our products could be limited if federal or state governments adopt any such proposals. In addition, in the United States and elsewhere, sales of pharmaceutical products depend in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party and government payors increasingly challenge the prices charged for products and limit reimbursement levels offered to consumers for such products. Third party and government payors could focus their cost control efforts on our products, especially with respect to prices of and reimbursement levels for products prescribed outside their labeled indications. In these cases, these efforts could negatively impact sales of and profits, if any, on our products.

We experience intense competition in our fields of interest, which may adversely affect our business.

  Large and small companies, academic institutions, governmental agencies, and other public and private research organizations conduct research, seek patent protection, and establish collaborative arrangements for product development in competition with us. Products developed by any of these entities may compete directly with those we develop or sell. The conditions that our products treat, and some of the other disorders for which we are conducting additional studies, are currently treated with several drugs, many of which have been available for a number of years or are available in inexpensive generic forms. With respect to PROVIGIL, there are several other products used for the treatment of narcolepsy in the United States including methylphenidate, and in our other licensed territories, all of which have been available for a number of years and many of which are available in inexpensive generic forms. With respect to ACTIQ, we face competition from inexpensive oral opioid tablets and more expensive but quick-acting invasive

(intravenous, intramuscular and subcutaneous) opioid delivery systems. Other technologies for rapidly delivering opioids to treat breakthrough pain are being developed, at least one of which is in clinical trials. With respect to GABITRIL, there are several products, including gabapentin, used as adjunctive therapy for the partial seizure market. Some are well-established therapies that have been on the market for several years while others have recently entered the partial seizure marketplace. In addition, several treatments for partial seizures are available in inexpensive generic forms. Thus we will need to demonstrate to physicians, patients and third party payors that the cost of our products is reasonable and appropriate in the light of their safety and efficacy, the price of competing products and the related health care benefits to the patient. In addition, many of our competitors have substantially greater capital resources, research and development staffs and facilities than we have, and substantially greater experience in conducting clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. These entities represent significant competition for us. In addition, competitors who are developing products for the treatment of neurological or oncological disorders might succeed in developing technologies and products that are more effective than any that we develop or sell or that would render our technology and products obsolete or noncompetitive. Competition and innovation from these or other sources, including advances in current treatment methods, could potentially affect sales of our products negatively or make them obsolete. In addition, we may be at a competitive marketing disadvantage against companies that have broader product lines and whose sales personnel are able to offer more complementary products than we can. Any failure to maintain our competitive position could adversely affect our business and results of operations.

We face significant product liability risks, which may have a negative effect on our financial performance.

  The administration of drugs to humans, whether in clinical trials or commercially, can result in product liability claims whether or not the drugs are actually at fault for causing an injury. Furthermore, our products may cause, or may appear to have caused, serious adverse side effects (including death) or potentially dangerous drug interactions that we may not learn about or understand fully until the drug has been administered to patients for some time. As our products are used more widely and in patients with varying medical conditions, the likelihood of an adverse drug reaction, unintended side effect or incidence of misuse may increase. Product liability claims can be expensive to defend and may result in large judgments or settlements against us, which could have a negative effect on our financial performance. We maintain product liability insurance in amounts we believe to be commercially reasonable, but claims could exceed our coverage limits or purchasing sufficient insurance could be expensive. Even if a product liability claim is not successful, the adverse publicity and time and expense of defending such a claim may interfere with our business.

The results and timing of our research and development activities, including future clinical trials are difficult to predict, subject to future setbacks and, ultimately, may not result in any additional pharmaceutical products, which may adversely affect our business.

  In order to remain competitive, we are focused on the search for new pharmaceutical products. These activities include engaging in discovery research and process development, conducting preclinical and clinical studies, and seeking regulatory approval in the United States and abroad. In all of these areas, we have relatively limited resources and compete against larger multinational pharmaceutical companies. Moreover, even if we undertake these activities in an effective and efficient manner, regulatory approval for the sale of new pharmaceutical products remains highly uncertain since the majority of compounds discovered do not enter clinical studies and the majority of therapeutic candidates fail to show the human safety and efficacy necessary for regulatory approval and successful commercialization.

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

  The completion of clinical trials of our product candidates may be delayed by many factors, including the rate of enrollment of patients. Neither we nor our collaborators can control the rate at which patients present themselves for enrollment, and the rate of patient enrollment may not be consistent with our expectations or sufficient to enable clinical trials of our product candidates to be completed in a timely manner or at all. In addition, we may not be permitted by regulatory authorities to undertake additional clinical trials for any of our product candidates. Even if such trials are conducted, our product candidates may not prove to be safe and efficacious or receive regulatory approvals. Any significant delays in, or termination of, clinical trials of our product candidates could impact our ability to substantially increase our product sales in the future.

Our research and development and marketing efforts are often dependent on corporate collaborators and other third parties who may not devote sufficient time, resources and attention to our programs, and which may limit our efforts to successfully develop and market potential products.

  Because we have limited resources, we have entered into a number of collaboration agreements with other pharmaceutical companies, most importantly with Lundbeck and Sanofi-Synthelabo related to our research efforts in Parkinson's and Alzheimer's disease, and solid tumors, respectively. In some cases our collaboration agreements call for our partners to control:

  . the supply of bulk or formulated drugs for commercial use or for use in clinical trials;

  .  the design and execution of clinical studies;

  .  the process of obtaining regulatory approval to market the product;
     and/or

  .  marketing and selling of any approved product.

  In each of these areas, our partners may not support fully our research and commercial interests since our program may compete for time, attention and resources with the internal programs of our corporate collaborators. As such, our program may not move forward as effectively, or advance as rapidly as it might if we had retained complete control of all research, development, regulatory and commercialization decisions. We also rely on several of these collaborators and other third parties for the production of compounds and the manufacture and supply of pharmaceutical products. Additionally, we may find it necessary from time to time to seek new or additional partners to assist us in commercializing our products, though we might not be successful in establishing any such new or additional relationships.

Our product sales and related financial results will fluctuate and these fluctuations may cause our stock price to fall, especially if they are not anticipated by investors.

  A number of analysts and investors who follow our stock have developed models to attempt to forecast future product sales and have established earnings expectations based upon those models. These models, in turn, are based in part on estimates of projected revenue and earnings that we disclose publicly. Forecasting revenue growth is difficult, especially when there is little commercial history and when the level of market acceptance of our products is uncertain or, in the case of Group Lafon, when we have just recently acquired a portfolio of products. Forecasting is further complicated by the difficulties in estimating stocking levels at pharmaceutical wholesalers and at retail pharmacies and in estimating potential product returns. As a result, it is likely that there will be significant fluctuations in revenues, which may not meet with market expectations and which also may adversely affect our stock price. There are a number of other factors that could cause our financial results to fluctuate unexpectedly, including:

  .  the cost of product sales;

  .  achievement and timing of research and development milestones;

  .  co-promotion and other collaboration revenues;

  .  cost and timing of clinical trials;

  .  marketing and other expenses; and

  .  manufacturing or supply disruption.

The price of our common stock has been and may continue to be highly volatile.

  The market price of our common stock is volatile, and we expect it to continue to be volatile for the foreseeable future. For example, from January 1, 2001 through February 12, 2002, our common stock traded at a high price of $78.880 and a low price of $36.375. Negative announcements, including, among others:

  .  adverse regulatory decisions;

  .  disappointing clinical trial results;

  .  disputes concerning patent or other proprietary rights; or

  .  operating results that fall below the market's expectations could trigger significant declines in the price of our common stock. In addition, external events, such as news concerning our competitors, changes in government regulations that may impact the biotechnology or pharmaceutical industries or the movement of capital into or out of our industry, are also likely to affect the price of our common stock.

A portion of our product sales and certain balance sheet items are subject to exchange rate fluctuations in the normal course of business that could adversely affect our reported results of operations.

  Historically, a portion of our product sales has been earned in currencies other than the U.S. dollar. As a result of our acquisition of Group Lafon, we expect that the portion of our product sales denominated in the euro and other local currencies will increase. We translate revenue earned from product sales into U.S. dollars at the average exchange rate applicable during the relevant period. A strengthening of the dollar could, therefore, reduce our earnings. Consequently, fluctuations in the rate of exchange between the U.S. dollar and the euro and other local currencies may affect period-to-period comparisons of our operating results. In addition, we may face exposure to the extent that exchange rate fluctuations affect the repayment of certain intercompany indebtedness. Finally, the balance sheet of our foreign operations will be translated into U.S. dollars at the period-end exchange rate. This latter exposure will result in changes to the translated value of assets and liabilities, with the impact of the translation included as a component of stockholders' equity.

We are involved in or may become involved in the future in legal proceedings that, if adversely adjudicated or settled, could materially impact our financial condition.

  As a biopharmaceutical company, we are or may become a party to litigation in the ordinary course of our business, including matters alleging employment discrimination, product liability, patent infringement, or breach of commercial contract, among others.

In general, litigation claims can be expensive and time consuming to defend and could result in settlements or damages that could significantly impact results of operations and financial condition. We currently are vigorously defending ourselves against certain litigation matters. However, even if these existing lawsuits were adversely adjudicated or settled, we do not believe there would be a material impact on our results of operations or our financial condition.

Our dependence on key executives and scientists could impact the development and management of our business.

  We are highly dependent upon our ability to attract and retain qualified scientific, technical and managerial personnel. There is intense competition for qualified personnel in the pharmaceutical and biotechnology industries, and we cannot be sure that we will be able to continue to attract and retain the qualified personnel necessary for the development and management of our business. Although we do not believe the loss of one individual would materially harm our business, our research and development programs and our business might be harmed by the loss of the services of multiple existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner. Much of the know-how we have developed resides in our scientific and technical personnel and is not readily transferable to other personnel. We do not have employment agreements with any of our key scientific, technical and managerial employees. We do not maintain "key man" life insurance on any of our employees.

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

  We believe that our safety procedures for handling and disposing of these materials comply with foreign, federal, state and local laws and regulations, but we cannot completely eliminate the risk of accidental injury or contamination from these materials. In the event of an accident, we could be held liable for any resulting damages, which could include fines and remedial costs. These damages could require payment by us of significant amounts over a number of years, which would be reflected in our results of operations and financial condition.

Anti-takeover provisions may delay or prevent changes in control of our management or deter a third party from acquiring us, limiting our stockholders' ability to profit from such a transaction.

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

We may be unable to service or repay our substantial indebtedness or other contingencies.

  As of December 31, 2001, we had significant levels of indebtedness that, among other things, could make it difficult for us to obtain financing in the future, limit our future flexibility and make us more vulnerable in the event of a downturn in our business. Unless we are able to generate sufficient cash flow from operations to service our indebtedness, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have either cash available or be able to obtain funding to permit us to meet our debt service obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  We do not hold any derivative financial instruments and we do not engage in any speculative or derivative trading activities. Therefore, our market risk exposure is limited to changes in interest rates and foreign currency fluctuations. Our exposure to market risk for a change in interest rates relates primarily to our investment portfolio, since all of our outstanding debt is fixed rate. Our investments are classified as short-term and as "available for sale." We do not believe that short-term fluctuations in interest rates would materially affect the value of our securities. Prior to our acquisition of Group Lafon, our exposure to market risk for fluctuations in foreign currency has related primarily to the intercompany balance with our U.K. subsidiary. Exchange gains and losses related to amounts due from the U.K. subsidiary have been included in our consolidated statement of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Cephalon, Inc.:

  We have audited the accompanying consolidated balance sheets of Cephalon, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Anesta Corp., a company acquired during 2000 in a transaction accounted for as a pooling-of-interests, as discussed in Note 2. Such statements are included in the consolidated financial statements of Cephalon, Inc. and reflect total revenues of 13 percent in 1999 of the related consolidated revenues. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for Anesta Corp., is based solely upon the report of the other auditors.

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

  In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Cephalon, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Arthur Andersen LLP

Philadelphia, Pennsylvania
February 11, 2002 (except with
respect to the matter discussed in Note 3, as to which the date is March 29, 2002)

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Anesta Corp.:

  In our opinion, the statements of operations, of stockholder's equity and of cash flows for the year ended December 31, 1999 of Anesta Corp. (not presented separately herein) present fairly, in all material respects, the results of operations and cash flows of Anesta Corp. for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which requires that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the financial statements of Anesta Corp. for any period subsequent to December 31, 1999.

                                          /s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah
February 18, 2000, except as to the
information presented in Note 14 (which is not presented herein) for which the date is March 13, 2000

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Cephalon, Inc.:

  We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Cephalon, Inc. and subsidiaries and have issued our report thereon dated February 11, 2002 (except with respect to the matter discussed in Note 3, as to which the date is March 29, 2002). Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts is presented for purposes of complying with the Securities and Exchange Commissions' rules and is not part of the basic financial statements. This schedule has been subject to the auditing procedures applied in the audit of the basic financial statements and, in our opinion based on our audit and the report of other auditors, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ Arthur Andersen LLP

Philadelphia, Pennsylvania
February 11, 2002

CEPHALON, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

                                                    December 31,   December 31,
                                                        2001           2000
ASSETS
-------------------------------------------------------------------------------
CURRENT ASSETS:
 Cash and cash equivalents.......................  $  548,727,000  $ 36,571,000
 Investments.....................................      55,157,000    60,813,000
 Receivables, net................................      75,192,000    21,905,000
 Inventory.......................................      47,513,000    20,161,000
 Other current assets............................       7,872,000     1,579,000
                                                   --------------  ------------
 Total current assets............................     734,461,000   141,029,000
PROPERTY AND EQUIPMENT, net......................      64,706,000    29,730,000
GOODWILL.........................................     248,911,000           --
INTANGIBLE ASSETS, net...........................     298,269,000   135,794,000
DEBT ISSUANCE COSTS..............................      26,720,000           --
OTHER ASSETS.....................................      16,020,000     1,882,000
                                                   --------------  ------------
                                                   $1,389,087,000  $308,435,000
                                                   ==============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------
CURRENT LIABILITIES:
 Current portion of long-term debt...............  $   32,200,000  $ 42,950,000
 Accounts payable................................      24,536,000     3,590,000
 Accrued expenses................................      49,370,000    32,758,000
 Current portion of deferred revenues............         824,000     1,469,000
                                                   --------------  ------------
 Total current liabilities.......................     106,930,000    80,767,000
LONG-TERM DEBT...................................     866,589,000    55,138,000
DEFERRED REVENUES................................       6,042,000     7,151,000
OTHER LIABILITIES................................      10,795,000       186,000
                                                   --------------  ------------
 Total liabilities...............................     990,356,000   143,242,000
                                                   --------------  ------------
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 5,000,000
  shares authorized, 2,500,000 issued and
  outstanding at December 31, 2000...............             --         25,000
 Common stock, $.01 par value, 100,000,000 shares
  authorized, 54,909,533 and 42,478,225 shares
  issued, and 54,685,792 and 42,340,042 shares
  outstanding....................................         549,000       425,000
 Additional paid-in capital......................     982,123,000   683,004,000
 Treasury stock, 223,741 and 138,183 shares
  outstanding, at cost...........................      (9,523,000)   (4,119,000)
 Accumulated deficit.............................    (576,691,000) (515,543,000)
 Accumulated other comprehensive income..........       2,273,000     1,401,000
                                                   --------------  ------------
 Total stockholders' equity......................     398,731,000   165,193,000
                                                   --------------  ------------
                                                   $1,389,087,000  $308,435,000
                                                   ==============  ============

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Year Ended December 31,
                                      -----------------------------------------
                                          2001          2000           1999
REVENUES:
-------------------------------------------------------------------------------
 Product sales......................  $226,132,000  $  91,637,000  $ 27,602,000
 Other revenues.....................    40,511,000     20,153,000    23,832,000
                                      ------------  -------------  ------------
                                       266,643,000    111,790,000    51,434,000
                                      ------------  -------------  ------------
COSTS AND EXPENSES:
------------------------------------
 Cost of product sales..............    44,946,000     17,768,000     3,921,000
 Research and development...........    84,249,000     68,063,000    54,892,000
 Selling, general and
  administrative....................    99,615,000     83,725,000    59,665,000
 Depreciation and amortization......    14,434,000      4,008,000     2,079,000
 Royalty pre-payment on revenue-
  sharing notes.....................           --       6,600,000           --
 Merger and integration costs.......        50,000     13,811,000           --
 Acquired in-process research and
  development.......................    20,000,000     22,200,000           --
                                      ------------  -------------  ------------
                                       263,294,000    216,175,000   120,557,000
                                      ------------  -------------  ------------
INCOME (LOSS) FROM OPERATIONS.......     3,349,000   (104,385,000)  (69,123,000)
                                      ------------  -------------  ------------
OTHER INCOME AND EXPENSE
 Interest income....................    12,170,000     16,903,000     9,491,000
 Interest expense...................   (20,630,000)    (5,189,000)   (8,377,000)
 Debt exchange expense..............   (52,444,000)           --            --
 Other expense......................      (945,000)    (1,073,000)     (236,000)
                                      ------------  -------------  ------------
                                       (61,849,000)    10,641,000       878,000
                                      ------------  -------------  ------------
LOSS BEFORE DIVIDENDS ON PREFERRED
 STOCK, EXTRAORDINARY GAIN (CHARGE)
 AND CUMULATIVE EFFECT OF A CHANGE
 IN ACCOUNTING PRINCIPLE............   (58,500,000)   (93,744,000)  (68,245,000)
DIVIDENDS ON CONVERTIBLE
 EXCHANGEABLE PREFERRED STOCK.......    (5,664,000)    (9,063,000)   (3,398,000)
                                      ------------  -------------  ------------
LOSS BEFORE EXTRAORDINARY GAIN
 (CHARGE) AND CUMULATIVE EFFECT OF A
 CHANGE IN ACCOUNTING PRINCIPLE.....   (64,164,000)  (102,807,000)  (71,643,000)
EXTRAORDINARY GAIN (CHARGE) ON EARLY
 EXTINGUISHMENT OF DEBT.............     3,016,000            --    (11,187,000)
CUMULATIVE EFFECT OF ADOPTING STAFF
 ACCOUNTING BULLETIN 101 (SAB 101)..           --      (7,434,000)          --
                                      ------------  -------------  ------------
LOSS APPLICABLE TO COMMON SHARES....  $(61,148,000) $(110,241,000) $(82,830,000)
                                      ============  =============  ============
BASIC AND DILUTED LOSS PER COMMON
 SHARE:
 Loss per common share before
  extraordinary gain (charge) and
  cumulative effect of adopting SAB
  101...............................  $      (1.33) $       (2.51) $      (2.00)
 Extraordinary gain (charge) on
  early extinguishment of debt......          0.06            --          (0.31)
 Cumulative effect of adopting SAB
  101...............................           --           (0.19)          --
                                      ------------  -------------  ------------
                                      $      (1.27) $       (2.70) $      (2.31)
                                      ============  =============  ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING.................    48,292,000     40,893,000    35,887,000
                                      ============  =============  ============

  The following data represents pro forma financial results assuming a retroactive adoption of a change in accounting principle (SAB 101):

Pro forma loss applicable to common shares....... $(102,807,000) $(89,873,000)
                                                  =============  ============
Pro forma basic and diluted loss per common
 share........................................... $       (2.51) $      (2.50)
                                                  =============  ============

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                Accumulated
                                                                   Other                         Additional
                   Comprehensive                 Accumulated   Comprehensive  Common  Preferred   Paid-in      Treasury
                       Loss          Total         Deficit        Income      Stock     Stock     Capital        Stock
                   -------------  ------------  -------------  ------------- -------- --------- ------------  -----------
BALANCE, JANUARY
 1, 1999..........                $137,621,000  $(322,472,000)  $  (28,000)  $350,000  $    --  $460,258,000  $  (487,000)
 Loss............. $ (79,432,000)  (79,432,000)   (79,432,000)         --         --       --            --           --
 Foreign currency
  translation.....       192,000
 Unrealized
  investment
  gains...........       402,000
                   -------------
 Other
  comprehensive
  loss............       594,000       594,000            --       594,000        --       --            --           --
                   -------------
 Comprehensive
  loss............ $ (78,838,000)
                   =============
 Issuance of
  common stock....                  12,000,000            --           --      10,000      --     11,990,000          --
 Employee stock
  purchase plan...                      92,000            --           --         --       --         92,000          --
 Stock options
  exercised.......                   9,028,000            --           --       8,000      --      9,020,000          --
 Stock purchase
  warrants
  exercised.......                  26,984,000            --           --      19,000      --     26,965,000          --
 Restricted stock
  award plan......                   1,023,000            --           --       1,000      --      1,022,000          --
 Employee benefit
  plan............                     453,000            --           --       1,000      --        452,000          --
 Convertible
  preferred stock
  issued..........                 120,028,000            --           --         --    25,000   120,003,000          --
 Dividends
  declared on
  convertible
  preferred
  stock...........                  (3,398,000)    (3,398,000)         --         --       --            --           --
 Revenue-sharing
  notes issued....                   6,593,000            --           --         --       --      6,593,000          --
 Treasury stock
  acquired........                    (803,000)           --           --         --       --            --      (803,000)
                                  ------------  -------------   ----------   --------  -------  ------------  -----------
BALANCE, DECEMBER
 31, 1999.........                 230,783,000   (405,302,000)     566,000    389,000   25,000   636,395,000   (1,290,000)
 Loss............. $(101,178,000) (101,178,000)  (101,178,000)         --         --       --            --           --
                   =============
 Foreign currency
  translation
  gain............     1,015,000
 Unrealized
  investment
  losses..........      (180,000)
                   -------------
 Other
  comprehensive
  income..........       835,000       835,000            --       835,000        --       --            --           --
                   -------------
 Comprehensive
  loss............ $(100,343,000)
                   =============
 Employee stock
  purchase plan...                      78,000            --           --         --       --         78,000          --
 Stock options
  exercised.......                  13,615,000            --           --      11,000      --     13,604,000          --
 Stock purchase
  warrants
  exercised.......                  26,436,000            --           --      24,000      --     26,412,000          --
 Restricted stock
  award plan......                   5,625,000            --           --       1,000      --      5,624,000          --
 Employee benefit
  plan............                     891,000            --           --         --       --        891,000          --
 Dividends
  declared on
  convertible
  preferred
  stock...........                  (9,063,000)    (9,063,000)         --         --       --            --           --
 Treasury stock
  acquired........                  (2,829,000)           --           --         --       --            --    (2,829,000)
                                  ------------  -------------   ----------   --------  -------  ------------  -----------
BALANCE, DECEMBER
 31, 2000.........                 165,193,000   (515,543,000)   1,401,000    425,000   25,000   683,004,000   (4,119,000)
 Loss............. $ (55,484,000)  (55,484,000)   (55,484,000)         --         --       --            --           --
                   -------------
 Foreign currency
  translation
  gain............       368,000
 Unrealized
  investment
  gains...........       504,000
                   -------------
 Other
  comprehensive
  income..........       872,000       872,000            --       872,000        --       --            --           --
                   -------------
 Comprehensive
  loss............ $ (54,612,000)
                   =============
 Conversion of
  preferred stock
  into common
  stock...........                         --             --           --      70,000  (25,000)      (45,000)         --
 Issuance of
  common stock
  upon conversion
  of convertible
  notes...........                 262,590,000            --           --      37,000      --    262,553,000          --
 Stock options
  exercised.......                  25,542,000            --           --      13,000      --     27,304,000   (1,775,000)
 Stock purchase
  warrants
  exercised.......                   2,679,000            --           --       2,000      --      2,677,000          --
 Restricted stock
  award plan......                   5,349,000            --           --       2,000      --      5,347,000          --
 Employee benefit
  plan............                   1,283,000            --           --         --       --      1,283,000          --
 Dividends
  declared on
  convertible
  preferred
  stock...........                  (5,664,000)    (5,664,000)         --         --       --            --           --
 Treasury stock
  acquired........                  (3,629,000)           --           --         --       --            --    (3,629,000)
                                  ------------  -------------   ----------   --------  -------  ------------  -----------
BALANCE, DECEMBER
 31, 2001.........                $398,731,000  $(576,691,000)  $2,273,000   $549,000  $    --  $982,123,000  $(9,523,000)
                                  ============  =============   ==========   ========  =======  ============  ===========

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Year Ended December 31,
                                     ------------------------------------------
                                         2001           2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------------------------------------------------
 Loss..............................  $ (55,484,000) $(101,178,000) $(79,432,000)
 Adjustments to reconcile loss to
  net cash provided by (used for)
  operating activities:
 Cumulative effect of adoption of
  SAB 101..........................            --       7,434,000           --
 Depreciation and amortization.....     14,434,000      3,945,000     2,063,000
 Non-cash interest expense.........      5,158,000            --      2,823,000
 Stock-based compensation expense..      6,632,000      6,516,000     1,476,000
 In-process research and
  development expense..............     20,000,000            --            --
 Debt exchange expense.............     52,444,000            --            --
 Non-cash (gain) charge on early
  extinguishment of debt...........     (3,016,000)           --      5,687,000
 Loss on disposals of property,
  plant, and equipment.............        167,000            --            --
 Other.............................         14,000            --            --
 (Increase) decrease in operating
  assets, net of effect of
  acquisition:
  Receivables......................    (30,434,000)   (13,689,000)   (1,270,000)
  Inventory........................     (8,918,000)   (15,903,000)   (4,220,000)
  Other current assets.............     (3,198,000)       417,000    (2,078,000)
  Other long-term assets...........     (3,935,000)     1,785,000    (2,115,000)
 Increase (decrease) in operating
  liabilities, net of effect of
  acquisition:
  Accounts payable.................     10,310,000     (3,041,000)    1,595,000
  Accrued expenses.................      9,928,000     12,635,000     4,337,000
  Deferred revenues................     (1,754,000)    (1,392,000)    2,051,000
  Other long-term liabilities......        (74,000)    (4,021,000)      712,000
                                     -------------  -------------  ------------
  Net cash provided by (used for)
   operating activities............     12,274,000   (106,492,000)  (68,371,000)
                                     -------------  -------------  ------------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
-----------------------------------
 Purchases of property and
  equipment........................    (12,481,000)    (7,462,000)   (1,029,000)
 Acquistion of Group Lafon, net of
  cash acquired....................   (447,717,000)           --            --
 Acquistion of intangible assets...    (21,063,000)   (56,627,000)          --
 Sales and maturities (purchases)
  of investments, net..............      6,200,000    186,449,000  (162,772,000)
                                     -------------  -------------  ------------
  Net cash (used for) provided by
   investing activities............   (475,061,000)   122,360,000  (163,801,000)
                                     -------------  -------------  ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
-----------------------------------
 Proceeds from issuance of
  preferred stock..................            --             --    120,028,000
 Proceeds from issuance of common
  stock............................            --             --     12,000,000
 Proceeds from exercises of common
  stock options, warrants and
  employee stock purchase plan.....     28,221,000     39,448,000    36,034,000
 Payments to acquire treasury
  stock............................     (3,629,000)    (2,829,000)     (803,000)
 Net proceeds from issuance of
  long-term debt...................  1,009,080,000            --     30,500,000
 Preferred dividends paid..........     (6,797,000)    (9,063,000)   (2,265,000)
 Principal payments on and
  retirements of long-term debt....    (52,300,000)   (32,766,000)   (1,989,000)
                                     -------------  -------------  ------------
  Net cash provided by (used for)
   financing activities............    974,575,000     (5,210,000)  193,505,000
                                     -------------  -------------  ------------
EFFECT OF EXCHANGE RATE CHANGES ON
 CASH AND CASH EQUIVALENTS.........        368,000      1,015,000       192,000
                                     -------------  -------------  ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS..................    512,156,000     11,673,000   (38,475,000)
CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR.................     36,571,000     24,898,000    63,373,000
                                     -------------  -------------  ------------
CASH AND CASH EQUIVALENTS, END OF
 YEAR..............................  $ 548,727,000  $  36,571,000  $ 24,898,000
                                     =============  =============  ============
Supplemental disclosures of cash
 flow information:
-----------------------------------
 Cash payments for interest........     14,092,000      4,352,000     4,191,000
Non-cash investing and financing
 activities:
 Capital lease additions...........        360,000      2,067,000       931,000
 Long-term debt....................            --      80,846,000           --
 Conversion of convertible notes
  into common stock................    217,000,000            --            --

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

  Cephalon is an international biopharmaceutical company dedicated to the discovery, development and marketing of products to treat sleep disorders, neurological disorders, cancer and pain. In addition to conducting an active research and development program, we market three products in the United States and a number of products in various countries throughout Europe. We are headquartered in West Chester, Pennsylvania and have offices in Salt Lake City, Utah, France, the United Kingdom, Germany and Switzerland. Our research and development headquarters are located in the United States. We operate manufacturing facilities in France for the production of modafinil, which is the active drug substance found in our PROVIGIL and MODIODAL products, and for which we have worldwide control of the intellectual property, marketing and manufacturing rights.

Principles of Consolidation

  The consolidated financial statements include the results of our operations and our wholly owned subsidiaries. Intercompany transactions have been eliminated. In October 2000, we completed a merger with Anesta Corp. in a transaction accounted for as a pooling-of-interests. In December 2001, we acquired all of the outstanding shares of capital stock of Financiere Lafon S.A. and Organisation de Synthese Mondiale Orsymonde S. A. (collectively, Group Lafon) in a transaction accounted for as a purchase. See Note 2.

Translation of Foreign Financial Statements

  In accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," assets and liabilities of our foreign subsidiaries are translated at the year-end rate of exchange and the operating statements are translated at the average rate of exchange for the year. Gains or losses from translating foreign currency financial statements are accumulated in a separate component of stockholders' equity. Transaction gains and losses are included in other income (expenses) in the results of operations. The transaction loss for the years ended December 31, 2001 and 2000 was $546,000 and $1,073,000, respectively; amounts in prior years are not material.

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

Cash Equivalents and Investments

  Cash equivalents include investments in liquid securities with original maturities of three months or less from the date of purchase. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," we consider our investments to be "available for sale." We classify these investments as short-term and carry them at fair market value. Unrealized gains and losses have been recorded as a separate component of stockholders' equity. As of December 31, 2001 and 2000, we had $752,000 and $248,000, respectively, of unrealized gains on our investments. All realized gains and losses on our available for sale securities are recognized in results of operations.

Inventory

  Inventory is stated at the lower of cost or market value using the first-in, first-out, or FIFO, method.

Property and Equipment

  Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to forty years. Property and equipment under capital leases are depreciated or amortized over the shorter of the lease term or the expected useful life of the assets. Expenditures for maintenance and repairs are charged to expense as incurred, while major renewals and betterments are capitalized.

Fair Value of Financial Instruments

  The carrying values of cash, cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate the respective fair values. None of our debt instruments that were outstanding as of December 31, 2001 have readily ascertainable market values; however, management believes that the carrying values approximate the respective fair values.

CEPHALON, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)


Revenue Recognition

  For the year ended December 31, revenues consisted of the following:

                                               2001         2000        1999
   Product sales:
   -----------------------------------------------------------------------------
    PROVIGIL.............................. $150,305,000 $ 72,089,000 $25,370,000
    ACTIQ.................................   51,197,000   15,169,000   2,232,000
    GABITRIL..............................   24,630,000    4,379,000         --
                                           ------------ ------------ -----------
   Total product sales....................  226,132,000   91,637,000  27,602,000
   Other revenues.........................   40,511,000   20,153,000  23,832,000
                                           ------------ ------------ -----------
   Total revenues......................... $266,643,000 $111,790,000 $51,434,000
                                           ============ ============ ===========

  Product sales are recognized upon shipment of product and are recorded net of estimated reserves for contractual allowances, discounts and returns. Contractual allowances result from sales under contracts with managed care organizations and government agencies. The reserve for contractual allowances is based on an estimate of prescriptions to be filled for individuals covered by government agencies and managed care organizations with whom we have contracts. The reserve for product returns is determined by reviewing the history of each product's returns and by utilizing reports purchased from external, independent sources which produce prescription data, wholesale stocking levels and wholesale sales to retail pharmacies. This data is reviewed to monitor product movement through the supply chain to identify remaining inventory in the supply chain that may result in chargebacks or returns. The reserves are reviewed at each reporting period and adjusted to reflect data available at that time. To the extent our estimate of contractual allowances is inaccurate, we will adjust the reserve which will impact the amount of product sales revenue recognized in the period of the adjustment. Product returns are permitted with respect to unused pharmaceuticals based on expiration dating of our product. To date, product returns have not been material and, as a result, we decreased the reserve for returns in 2000 and recognized $4,370,000 in related PROVIGIL revenue.

  Product royalty expense is recognized concurrently with the recognition of product revenue. Royalty expense included in cost of sales, was $16,050,000, $6,322,000 and $2,320,000 for the years ended December 31, 2001, 2000 and
1999, respectively.

  Revenue from collaborative agreements may consist of up-front fees, on going research and development funding and milestone payments. Effective January 1, 2000, we adopted the SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). In accordance with SAB 101, non-refundable up-front fees are deferred and amortized to revenue over the related performance period. We estimate our performance period based on the specific terms of each collaborative agreement, but actual performance may vary. We adjust the performance periods based upon available facts and circumstances. Periodic payments for research and development activities are recognized over the period that we perform the related activities under the terms of the agreements. Revenue resulting from the achievement of milestone events stipulated in the agreements is recognized when the milestone is achieved. Milestones are based upon the occurrence of a substantive element specified in the contract or as a measure of substantive progress towards completion under the contract.

  Costs incurred related to collaborative agreements were $21,771,000, $15,445,000 and $16,793,000 for the years ended December 31, 2001, 2000 and
1999, respectively.

  As of December 31, 2001, we have recorded $6,866,000 of deferred revenues of which $824,000 is classified as current. These deferred revenues will be recognized over future periods in accordance with the revenue recognition policies mentioned above.

Research and Development

  All research and development costs are charged to expense as incurred.

Impairment of Long-Lived Assets

  In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121), if indicators of impairment exist, we assess the recoverability of the affected long-lived assets, which include property and equipment and intangible assets, by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the assets to the present value of the expected future cash flows associated with the use of the asset. Management believes the future cash flows to be received from the long-lived assets will exceed the assets' carrying value, and, accordingly, we have not recognized any impairment losses through December 31, 2001.

Other Comprehensive Income (Loss)

  We follow SFAS No. 130, "Reporting Comprehensive Income." This statement requires the classification of items of other comprehensive income (loss) by their nature and disclosure of the accumulated balance of other comprehensive income (loss), separately within the equity section of the balance sheet.

CEPHALON, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)


Loss Per Common Share

  Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. For the years ended December 31, 2001, 2000, and 1999, diluted loss per common share is the same as basic loss per common share since the calculation of diluted loss per share excludes stock options, restricted stock awards, warrants and the conversion of convertible preferred stock and convertible notes because the inclusion would be antidilutive.

Stock-based Compensation

  We account for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost is not required to be recognized for options granted to employees and directors at the then fair market value. We follow the disclosure requirements with respect to fair value measurement methods of options issued to employees and directors prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation."

Reclassifications

  Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Recent Accounting Pronouncements

  In June 2001, the FASB finalized SFAS No. 141, "Business Combinations" (SFAS
141), and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which are effective for fiscal years beginning after December 15, 2001. SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS 142 no longer requires the amortization of goodwill; rather, goodwill will be subject to a periodic assessment for impairment by applying a fair-value-based test. In addition, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Such acquired intangible assets will be amortized over their estimated useful lives or contractual lives as appropriate.

  In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 changes the accounting for long-lived assets by requiring that all long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell whether included in reporting continuing operations or in discontinued operations. SFAS 144, which replaces SFAS 121, "Accounting for Impairment of Long-Lived Assets and for Assets to be Disposed of," is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have an impact on our financial position or results of operations.

2. MERGERS AND ACQUISITIONS

Anesta Corp.

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

CEPHALON, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)


  The reconciliations of revenues, loss from continuing operations, and loss applicable to common shares of Cephalon and Anesta for the periods prior to the merger are as follows. Amounts for the nine months ended September 30, 2000 have been restated to give effect to the implementation of SAB 101 in the fourth quarter of 2000 retroactively to January 1, 2000.

                                                 Nine Months Ended  Year Ended
                                                   September 30,   December 31,
                                                       2000            1999
   Revenues:
   -----------------------------------------------------------------------------
    Cephalon...................................    $ 61,442,000    $ 44,919,000
    Anesta.....................................       9,654,000       6,515,000
                                                   ------------    ------------
    Combined...................................    $ 71,096,000    $ 51,434,000
                                                   ============    ============
   Loss from continuing operations:
   --------------------------------------------
    Cephalon...................................    $(27,373,000)   $(58,757,000)
    Anesta.....................................     (13,359,000)     (9,488,000)
                                                   ------------    ------------
    Combined...................................    $(40,732,000)   $(68,245,000)
                                                   ============    ============
   Loss applicable to common shares:
   --------------------------------------------
    Cephalon...................................    $(34,170,000)   $(73,342,000)
    Anesta.....................................     (13,359,000)     (9,488,000)
                                                   ------------    ------------
    Combined...................................    $(47,529,000)   $(82,830,000)
                                                   ============    ============

  In connection with the merger, we recorded merger and integration costs of $13,811,000 in the fourth quarter of 2000. The categories of costs incurred, the actual cash payments made in 2001 and 2000, and the accrued balances at December 31, 2001 and 2000 are as follows:

                                                       Accrued at  Amounts paid  Accrued at
                                         Amounts paid December 31, or reversed  December 31,
                                Total      in 2000        2000       in 2001        2001
   Cash costs:
   ----------------------------------------------------------------------------------
    Merger costs...........  $ 8,752,000  $8,752,000   $      --    $      --       $--
    Integration costs......    4,585,000     507,000    4,078,000    4,078,000       --
                             -----------  ----------   ----------   ----------      ----
    Total--cash costs......   13,337,000  $9,259,000   $4,078,000   $4,078,000      $--
                                          ==========   ==========   ==========      ====
   Non-cash costs..........      474,000
                             -----------
   Total costs.............  $13,811,000
                             ===========

  Merger costs of $8,752,000 include investment banking, legal, accounting, printing, and other direct costs of the merger. All such amounts were incurred and paid in 2000. Integration costs of $4,585,000 represent severance payments made to employees whose responsibilities were deemed redundant due to the merger. Integration costs of $3,769,000 and $507,000 were paid in 2001 and 2000, respectively. The remaining accrued integration costs of $309,000 were credited to merger and integration costs in the fourth quarter of 2001. The non-cash costs of $474,000 generally relate to write-offs of fixed assets and intangibles rendered obsolete due to the merger.

Group Lafon

  On December 28, 2001, we completed our acquisition of the outstanding shares of capital stock of Group Lafon.

  With this acquisition, we control worldwide rights to our product PROVIGIL. The acquisition is expected to increase our product sales, significantly improve gross margins for PROVIGIL by eliminating payments to Group Lafon, improve profitability and provide us with an important research, commercial and manufacturing infrastructure in France.

  The results of operations for Group Lafon have not been included in our consolidated statements since operations between the acquisition date and December 31, 2001 were immaterial.

  The purchase price consisted of approximately $457,000,000. The purchase price was funded in part by the proceeds of our December 11, 2001 offering of $600,000,000 of our 2.50% convertible subordinated notes. Of the purchase price, $450,000,000 was paid in cash to the sellers, $8,500,000 represents transaction costs of the acquisition and severance payments for the involuntary termination of a Group Lafon employee, and $1,500,000 represents an estimate of the amount expected to be refunded by the seller under the terms of the acquisition agreement. At December 31, 2001, $6,413,000 of the $8,500,000 transaction costs were accrued, and the $1,500,000 was recorded as a receivable in our consolidated balance sheets. All such amounts are expected to be paid or received in 2002.

CEPHALON, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)


  The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is based in part on estimates and is subject to refinement.

                                                                 At December 31,
                                                                      2001
                                                                 ---------------
       Current assets...........................................  $ 63,407,000
       Property, plant and equipment............................    25,281,000
       Intangible assets........................................   148,000,000
       Acquired in-process research and development.............    20,000,000
       Goodwill.................................................   248,911,000
       Other assets.............................................     4,898,000
                                                                  ------------
        Total assets acquired...................................   510,497,000
                                                                  ------------
       Current liabilities......................................   (38,148,000)
       Other liabilities........................................   (15,349,000)
                                                                  ------------
        Total liabilities assumed...............................   (53,497,000)
                                                                  ------------
        Net assets acquired.....................................  $457,000,000
                                                                  ============

  Of the $148,000,000 of acquired intangible assets, $16,000,000 was assigned to trademarks and tradenames with an estimated useful life of 15 years with the remaining $132,000,000 assigned to developed technology for existing pharmaceutical products with a weighted average estimated useful life of approximately 14 years. The $248,911,000 of goodwill was assigned to the European pharmaceutical segment.

  In accordance with SFAS 142, goodwill is not amortized, but will be subject to a periodic assessment for impairment by applying a fair-value-based test. None of this goodwill is expected to be deductible for income tax purposes.

  In connection with the acquisition of Group Lafon, we allocated approximately $20,000,000 of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were charged to expense as of the acquisition date.

  At the acquisition date, Group Lafon's ongoing research and development initiatives included next-generation Modiodal drug delivery technologies; a Phase IV clinical trial for Fonzylane; CRL 41789, an innovative anti-depressant drug candidate ready for Phase II clinical trials; and several other ongoing research and development projects.

  At the acquisition date, Group Lafon had spent approximately $10,000,000 on the in-process research and development projects, and expected to spend significantly more to complete all phases of the research and development. Completion dates for the development work are anticipated to range from 2004 through 2006, at which time we expect to begin benefiting from the developed technologies. The estimated revenues for the in-process projects were expected to peak within 10-12 years of acquisition.

  In determining the purchase price allocation, management considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to purchased in-process technology was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projections used to value the in-process research and development were, in some cases, reduced based on the probability of developing a new drug, and considered the relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by Cephalon and our competitors. The resulting net cash flows from such projects are based on management's estimates of cost of sales, operating expenses, and income taxes from such projects.

  The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental projects, discount rates ranging from 25 to 40 percent were considered appropriate for the in-process research and development. These discount rates were commensurate with the projects' stage of development and the uncertainties in the economic estimates described above.

  If these projects are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods. Additionally, the value of other acquired intangible assets may become impaired. We believed that the foregoing assumptions used in the in-process research and development analysis were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected project sales, development costs or profitability, or the events associated with such projects, will transpire as estimated.

CEPHALON, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)


  The following unaudited pro forma information shows the results of the our operations for the years ended December 31, 2001 and 2000 as though the acquisition had occurred as of the beginning of the years presented:

                                                     For the years ended
                                                         December 31,
                                                  ---------------------------
                                                      2001          2000
                                                  ------------  -------------
Total revenues................................... $364,691,000  $ 217,678,000
Net loss before cumulative effect of accounting
 change.......................................... $(73,333,000) $(106,371,000)
Net loss......................................... $(73,333,000) $(113,805,000)
Basic and diluted net loss per common share:
 Before cumulative effect of accounting change... $      (1.52) $       (2.60)
 Net loss........................................ $      (1.52) $       (2.78)

  The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place as of the beginning of the periods presented, or the results that may occur in the future. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the acquisition.

  In connection with the acquisition, we recorded merger and acquisition costs of $359,000 in the fourth quarter of 2001. These amounts represent negotiation and consulting costs that were incurred during this period.

3. JOINT VENTURE

  In December 2001, we formed a joint venture with unaffiliated third party investors to fund additional commercial activities in support of PROVIGIL and GABITRIL in the United States. In exchange for our transfer to the joint venture of certain intellectual property and other rights related to these two products, we received a Class B interest, representing a 50% interest in the joint venture. In exchange for its contribution of $50,000,000 in cash to the joint venture, the investors received Class A interests, also representing a 50% interest in the joint venture.

  On March 29, 2002, we acquired the investors' Class A interests and ended the joint venture by issuing to the investors, through a private placement, $55,000,000 aggregate principal amount of 3.875% convertible subordinated notes due March 2007. The notes are convertible into our common stock, at the option of the holder, at a price of $70.36 per share.

  As of December 31, 2001, the $50,000,000 investors' Class A interest was recorded on our balance sheet as a liability, and the joint venture's cash balance of $50,000,000 was included in our balance of cash and cash equivalents.

  The purchase of the investors' Class A interests in the joint venture will result in the recognition of a $7,100,000 extraordinary charge during the first quarter of 2002, which includes the write-off of $4,600,000 of costs capitalized in connection with the formation of the joint venture. In addition, our statement of operations for the three months ended March 31, 2002 will include certain charges totaling approximately $7,000,000 related to the operations of the joint venture.

4. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

                                             For the years ended December 31,
                                           ------------------------------------
                                               2001        2000        1999
   Revenues from major customers:
   ----------------------------------------------------------------------------
   Pharmaceutical wholesaler #1........... $ 55,515,000 $10,910,000 $ 4,743,000
   Pharmaceutical wholesaler #2........... $ 98,805,000 $27,933,000 $10,569,000
   Pharmaceutical wholesaler #3........... $ 67,869,000 $19,379,000 $10,100,000
                                           ------------ ----------- -----------
   Total.................................. $222,189,000 $58,222,000 $25,412,000
                                           ============ =========== ===========

  Three pharmaceutical wholesalers accounted for approximately 98%, 64% and 92% of revenues from product sales for the years ended December 31, 2001, 2000 and 1999, respectively. During 2001, two major wholesalers merged their businesses. These same three pharmaceutical wholesalers represented 58% and 38% of net receivables at December 31, 2001 and 2000, respectively. We control credit risk through credit approvals, credit limits and by performing ongoing credit evaluations of our customers. The loss of one of these customers could have a material adverse effect on our business.

CEPHALON, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)


5. CASH, CASH EQUIVALENTS AND INVESTMENTS

  At December 31, cash, cash equivalents and investments consisted of the following:

                                                           2001        2000
   Cash and cash equivalents:
   ----------------------------------------------------------------------------
    Demand deposits................................... $  4,364,000 $10,730,000
    Repurchase agreements.............................  155,817,000  18,213,000
    U.S. government agency obligations................   79,985,000         --
    Commercial paper..................................  245,158,000   6,628,000
    Asset backed securities...........................    4,636,000         --
    Bonds.............................................   58,767,000         --
    Certificates of deposit...........................          --    1,000,000
                                                       ------------ -----------
                                                        548,727,000  36,571,000
                                                       ------------ -----------
   Short-term investments (at market value):
   ---------------------------------------------------
    U.S. government agency obligations................    8,076,000  13,569,000
    Commercial paper..................................   17,135,000  17,940,000
    Asset backed securities...........................    2,878,000  15,289,000
    Bonds.............................................   26,068,000  12,315,000
    Certificates of deposit...........................    1,000,000   1,700,000
                                                       ------------ -----------
                                                         55,157,000  60,813,000
                                                       ------------ -----------
                                                       $603,884,000 $97,384,000
                                                       ============ ===========

  The contractual maturities of our investments in cash, cash equivalents, and investments at December 31, 2001 are as follows:

   Less than one year............................................. $565,952,000
   Greater than one year but less than two years..................    8,581,000
   Greater than two years but less than three years...............   29,401,000
                                                                   ------------
                                                                   $603,884,000
                                                                   ============

  Some of our lease agreements contain covenants that obligate us to maintain minimum cash and investment balances.

6. RECEIVABLES

  At December 31, receivables consisted of the following:

                                                        2001         2000
                                                     -----------  -----------
   Trade receivables................................ $40,790,000  $14,951,000
   Reserve for sales discounts, returns and allow-
    ances...........................................  (6,826,000)  (1,890,000)
   Receivables from collaborations..................  16,438,000    6,913,000
   Other receivables................................  24,790,000    1,931,000
                                                     -----------  -----------
                                                     $75,192,000  $21,905,000
                                                     ===========  ===========

7. INVENTORY

  At December 31, inventory consisted of the following:

                                                            2001        2000
                                                         ----------- -----------
   Raw material......................................... $19,666,000 $ 6,401,000
   Work-in-process......................................   7,632,000   5,325,000
   Finished goods.......................................  20,215,000   8,435,000
                                                         ----------- -----------
                                                         $47,513,000 $20,161,000
                                                         =========== ===========

CEPHALON, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)


8. PROPERTY AND EQUIPMENT

  At December 31, property and equipment consisted of the following:

                                            Lives       2001         2000
                                         ----------- -----------  -----------
Land and improvements...................             $ 3,370,000  $   850,000
Buildings and improvements.............. 10-40 years  39,554,000   27,647,000
Laboratory, machinery and other
 equipment..............................  3-10 years  36,099,000   19,604,000
Construction in progress................               6,736,000      534,000
                                                     -----------  -----------
                                                      85,759,000   48,635,000
Less accumulated depreciation and
 amortization...........................             (21,053,000) (18,905,000)
                                                     -----------  -----------
                                                     $64,706,000  $29,730,000
                                                     ===========  ===========

  Depreciation and amortization expense was $2,979,000, $2,266,000, and $2,079,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

9. INTANGIBLE ASSETS

  At December 31, intangible assets consisted of the following:

                                                         2001          2000
                                                     ------------  ------------
   Developed technology acquired from Lafon......... $132,000,000  $        --
   Trademarks/tradenames acquired from Lafon........   16,000,000           --
   GABITRIL product rights..........................   92,648,000    71,982,000
   Novartis CNS product rights......................   41,641,000    41,641,000
   ACTIQ marketing rights...........................   29,114,000    23,850,000
                                                     ------------  ------------
                                                      311,403,000   137,473,000
   Less accumulated amortization....................  (13,134,000)   (1,679,000)
                                                     ------------  ------------
                                                     $298,269,000  $135,794,000
                                                     ============  ============

  In March 2000, we agreed to purchase the U.S. marketing rights to ACTIQ from Abbott, for payments totaling $23,850,000. In 2001, we increased the basis of this asset by $5,264,000, which represents the net present value of future minimum royalty payments due to Abbott through 2005 under the purchase. See
Note 11. This asset is being amortized substantially over the 10-year life of the marketing rights acquired.

  In October 2000, we purchased the product rights to market and sell GABITRIL in the United States from Abbott, effective December 23, 2000, for payments totaling $100,000,000. In connection with the acquisition of GABITRIL product rights, we allocated $22,200,000 of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were charged to expense as of the acquisition date.

  At the acquisition date, we were committed to completing advanced clinical studies for GABITRIL and developing additional uses for the drug. Ongoing and proposed projects included plans to develop GABITRIL for additional indications including the treatment of neuropathic pain, spasticity, headaches, and other conditions.

  At the acquisition date, approximately $5,000,000 had been incurred toward completion of the in-process research and development projects, and we expected to spend an additional $25,000,000 to complete clinical testing and maintain the product. Initial results from the project completed in 2001 are expected to be released in 2002, at which time we expect to begin benefiting from the developed technologies. However, development is expected to continue in these areas for a period of three to five years.

  In determining the purchase price allocation, management considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to purchased in-process projects was determined by estimating the costs to develop the acquired technologies into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. Estimated sales growth and operating expenses were based on management's experience with other GABITRIL indications, and were consistent in all material respects with the historical data.

  The rate utilized to discount the net cash flows to their present value was based on estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental projects, a discount rate of 25% was considered appropriate for the in-process research and development. This rate is substantially higher than our overall weighted average cost of capital due to the additional risks associated with completing the ongoing clinical trials.

CEPHALON, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)


  If these projects are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods. Additionally, the value of other acquired intangible assets may become impaired. We believed that the foregoing assumptions used in the in-process research and development analysis were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected project sales, development costs or profitability, or the events associated with such projects, will transpire as estimated.

  We recorded an intangible asset of $71,982,000 at December 31, 2000 which represents the net present value of the payments using an incremental borrowing rate of 7.50%, less the $22,200,000 allocated to acquired in-process research and development. This asset is being amortized over the 15-year estimated useful life of the intangible asset acquired.

  In December 2001, we acquired expanded rights to GABITRIL from Sanofi-Synthelabo and Novo Nordisk A/S, the developer of the product, for $20,666,000. Under the agreements, we assumed rights to GABITRIL worldwide, excluding Canada, Latin America and Japan, countries that were not included in Sanofi-Synthelabo territory under its 1997 license with Novo Nordisk A/S. This intangible asset will be amortized over the 14-year estimated useful life of the product rights acquired.

  In November 2000, we entered into a collaboration agreement with Novartis to consolidate the sales and marketing efforts of four Novartis CNS products with PROVIGIL in the United Kingdom, effective January 1, 2001, for payments totaling approximately $45,000,000. We recognized an intangible asset of $41,641,000, which represents the net present value of the payments using an incremental borrowing rate of 7.50%. This asset is being amortized over the 10-year life of the agreement. Under the terms of the agreement, the companies will share the financial outcome generated from the sale of the five products in the United Kingdom.

  Amortization of intangible assets was $11,455,000 and $1,679,000 for the years ended December 31, 2001 and 2000, respectively.

10. ACCRUED EXPENSES

  At December 31, accrued expenses consisted of the following:

                                                          2001        2000
                                                       ----------- -----------
   Accrued compensation and benefits.................. $ 9,042,000 $ 6,532,000
   Accrued professional and consulting fees...........   3,384,000   3,822,000
   Accrued clinical trial fees and related expenses...   8,397,000   6,582,000
   Accrued payments associated with revenue sharing
    notes.............................................         --    2,200,000
   Accrued license fees and royalties.................   9,199,000   5,489,000
   Accrued merger and integration expenses............   6,413,000   4,078,000
   Accrued dividends on preferred stock...............         --    1,133,000
   Accrued interest...................................   2,789,000         --
   Other accrued expenses.............................  10,146,000   2,922,000
                                                       ----------- -----------
                                                       $49,370,000 $32,758,000
                                                       =========== ===========

11. LONG-TERM DEBT

  At December 31, long-term debt consisted of the following:

                                                          2001         2000
                                                      ------------  -----------
   Capital lease obligations......................... $  2,852,000  $ 2,342,000
   Mortgage and building improvement loans...........   12,085,000   14,900,000
   Joint venture restructuring.......................   50,000,000          --
   Convertible notes.................................  783,000,000          --
   Notes payable/Other...............................   13,460,000          --
   Due to Abbott/Novartis............................   37,392,000   80,846,000
                                                      ------------  -----------
   Total debt........................................  898,789,000   98,088,000
   Less current portion..............................  (32,200,000) (42,950,000)
                                                      ------------  -----------
   Total long-term debt.............................. $866,589,000  $55,138,000
                                                      ============  ===========

  Aggregate maturities of long-term debt for the next five years are as follows: 2002--$32,200,000; 2003--$63,251,000; 2004--$8,390,000; 2005--
$2,551,000; 2006--$784,938,000, 2007 and thereafter--$7,459,000.

Capital Lease Obligations

  We currently lease certain property and laboratory, production and computer equipment with a cost of $10,469,000. Under the terms of the lease agreements, we must maintain a minimum balance in unrestricted cash and investments of $30,000,000 or deliver

CEPHALON, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

to the lessor an irrevocable letter of credit in the amount of the then outstanding balance due on all equipment leased under the agreements. At December 31, 2001, the balance due under the lease agreements was $2,852,000. Our lease agreements provide us with an option to purchase the leased equipment at the conclusion of the lease.

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

  In July 2001, we paid $1,667,000 to retire a variable-rate term note payable.

Joint Venture

  In connection with our joint venture, $50,000,000 in cash received from the Investor was recorded as a liability as of December 31, 2001.

Revenue Sharing Notes

  In February 1999, we completed a private placement of $30,000,000 of revenue-sharing notes. In connection with the notes, we issued warrants to purchase 1,945,000 shares of common stock at an exercise price of $10.08 per share. The estimated fair value of the warrants of $6,593,000 was recorded as a discount to the notes and amortized over the term on the notes as interest expense. In December 1999, the notes were restructured whereby the maturity of the notes was accelerated and the principal was increased to include a $5,500,000 prepayment penalty, and, as a result, we recorded a loss in 1999 on the extinguishment of the notes of $11,187,000, which includes the prepayment penalty, the write-off of deferred financing costs and the amortization of the remaining debt discount of $5,687,000. The notes were retired during the first quarter of 2000 for an aggregate cash payment of $35,500,000. The former holders of the notes were to receive a payment of 6% of U.S. net sales of PROVIGIL through December 31, 2001. Under an amendment dated October 31, 2000, we agreed to pay the noteholders $6,600,000 and, in exchange, the noteholders agreed to relinquish royalty payments on all PROVIGIL net sales occurring after December 31, 2000. As of December 31, 2000, $2,200,000 was included in accrued expenses related to this royalty relinquishment.

Subordinated Convertible Notes

  In the second quarter of 2001, we completed a private placement of $400,000,000 of 5.25% convertible subordinated notes due May 2006. Debt issuance costs of $14,364,000 have been capitalized in other assets and are being amortized over the term of the notes. Interest on the notes is payable each May 1 and November 1. The notes are convertible, at the holder's option, into our common stock at a conversion price of $74.00 per share, subject to adjustment in certain circumstances. We may redeem the notes on or after May 5, 2003. Prior to that date, we may redeem the notes if our common stock price exceeds 150% of the conversion price for a specified period of time. Upon early redemption, we are required to pay interest that would have been due up through May 5, 2003.

  During the fourth quarter of 2001, certain note holders approached us, and we agreed, to exchange $217,000,000 of the outstanding notes into 3,691,705 shares of our common stock. We recognized debt exchange expense of $52,444,000 in the fourth quarter of 2001 relating to these early exchanges in accordance with SFAS No. 84, "Induced Conversion of Convertible Debt."

  In December 2001, we completed a private placement of $600,000,000 of 2.50% convertible subordinated notes due December 2006. Debt issuance costs of $21,250,000 have been capitalized in other assets and are being amortized over the term of the notes. Interest on the notes is payable each June 15 and December 15, beginning June 15, 2002. The notes are convertible into our common stock at a conversion price of $81.00 per share, subject to adjustment in certain circumstances. We may redeem the notes on or after December 20, 2004.

Notes Payable/Other

  In December 2001, we acquired Group Lafon, which included the assumption of $13,460,000 of notes payable, bank debt and outstanding amounts under lines of credit. These amounts have fixed and variable interest rates ranging from 4.2% to 6.0% at December 31, 2001 and are payable through 2008.

CEPHALON, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)


Due to Abbott/Novartis

  In October 2000, we agreed to purchase the product rights to market and sell GABITRIL in the United States from Abbott for payments totaling $100,000,000 due through 2004, of which $40,000,000 was paid immediately. At December 31, 2000, we recognized $54,182,000 which represents the net present value of the remaining $60,000,000 obligation based on an incremental borrowing rate of 7.5%. In May 2001, we made a payment of $24,000,000.

  In March 2000, we purchased the U.S. marketing rights to ACTIQ from Abbott for payments totaling $23,850,000. In 2001, we recognized $5,264,000, less a payment of $397,000, as the net present value of future minimum royalty payments due to Abbott through 2005 under the purchase agreement based on an incremental borrowing rate of 5.0%.

  In November 2000, we entered into a collaboration agreement with Novartis to consolidate the sales and marketing efforts of four Novartis CNS products with PROVIGIL in the United Kingdom. In connection with this agreement, we agreed to pay Novartis approximately $45,000,000, of which approximately $15,000,000 was paid immediately and approximately $30,000,000 was due in various installments through 2002. We recognized $26,664,000 at December 31, 2000 as the net present value of the remaining payments based on an incremental borrowing rate of 7.5%. In May 2001, we paid $24,438,000 to Novartis to satisfy our outstanding obligation and recorded an extraordinary gain on the early extinguishment of debt of $3,016,000.

12. COMMITMENTS AND CONTINGENCIES

Leases

  We lease certain of our offices and automobiles under operating leases. Lease expense under all operating leases totaled $3,275,000, $2,242,000, and $2,721,000 in 2001, 2000, and 1999, respectively. We will continue to lease office space and automobiles under operating leases. Under these leases, we will pay rent of approximately $3,000,000 per year in 2002 and 2003, $2,500,000 in 2004 and $2,100,000 in 2005.

Related Party

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

  We have a contractual option, but not an obligation, to purchase all of the limited partnership interests of CCP, which is exercisable upon the occurrence of certain events following the first commercial sale of MYOTROPHIN. If, and only if, we decide to exercise this purchase option, we would make an advance payment of approximately $40,275,000 in cash or, at our election, approximately $42,369,000 in shares of common stock or a combination thereof. Should we discontinue development of MYOTROPHIN, or if we do not exercise this purchase option, our license will terminate and all rights to manufacture or market MYOTROPHIN in the United States, Canada and Europe will revert to CCP, which may then commercialize MYOTROPHIN itself or license or assign its rights to a third party. In that event, we would not receive any benefits from such commercialization, license or assignment of rights.

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

CEPHALON, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)


  We are a party to certain other litigation in the ordinary course of our business, including matters alleging employment discrimination, product liability and breach of commercial contract. However, we are vigorously defending ourselves in all of these actions and do not believe these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition or results of operations.

13. STOCKHOLDERS' EQUITY

Convertible Exchangeable Preferred Stock

  During the third quarter of 1999, we completed a private offering to institutional investors of 2,500,000 shares of convertible exchangeable preferred stock at $50 per share. Proceeds from the offering, net of fees and expenses, totaled $120,028,000. Dividends on the preferred stock were payable quarterly and were cumulative at the annual rate of $3.625 per share. We recognized $5,664,000, $9,063,000 and $3,398,000 of preferred dividends during 2001, 2000 and 1999, respectively. The preferred stock was convertible into an aggregate of approximately 6,975,000 shares of our common stock at a conversion price of $17.92 per share, subject to adjustment in certain circumstances.

  In May 2001, the holders of 2,344,586 shares of the 2,500,000 shares outstanding of our convertible exchangeable preferred stock converted their preferred shares into an aggregate of 6,541,394 shares of our common stock. As an inducement to the holders to convert their preferred stock prior to August 2001, when we were initially permitted to redeem the preferred stock, we agreed to pay immediately all dividends accrued through the date of conversion as well as all dividends that would have accrued on the converted shares through the August 2001 redemption date. In the second quarter of 2001, we recorded an additional $1,063,000 of dividend expense associated with the early conversion. In September 2001, the remaining 155,414 shares of our convertible exchangeable preferred stock were converted into an aggregate of 433,604 shares of our common stock.

Equity Compensation Plans

  We have established the Stock Option Plan and the Equity Compensation Plans for our employees, directors and certain other individuals. All grants and terms are authorized by the Compensation Committee of our Board of Directors. We may grant either non-qualified or incentive stock options under the plans, and also may grant restricted stock awards under the Equity Compensation Plan. The options and restricted stock awards generally become exercisable or vest ratably over four years from the grant date, and the options must be exercised within ten years of the grant date.

  The following tables summarize the aggregate option activity under the plans for the years ended December 31:

                                2001                 2000                1999
                         -------------------- ------------------- -------------------
                                     Weighted            Weighted            Weighted
                                     Average             Average             Average
                                     Exercise            Exercise            Exercise
                           Shares     Price    Shares     Price    Shares     Price
                         ----------  -------- ---------  -------- ---------  --------
Outstanding, January
 1,.....................  5,253,730   $28.44  4,601,272   $17.07  4,761,915   $14.43
 Granted................  2,035,100    70.32  1,796,200    49.69  1,008,143    24.43
 Exercised.............. (1,339,380)   19.71   (945,023)   15.16   (792,989)   11.61
 Canceled...............   (341,855)   31.88   (198,719)   22.76   (375,797)   15.07
Outstanding, December
 31,....................  5,607,595   $45.36  5,253,730   $28.44  4,601,272   $17.07
Exercisable at end of
 year...................  1,937,125   $22.91  2,360,358   $17.95  2,404,025   $15.74
Weighted average fair
 value of options
 granted during the
 year...................              $25.69              $29.25              $15.25

                                                                   Options
                                    Options Outstanding          Exercisable
                               ------------------------------ ------------------
                                          Weighted
                                           Average   Weighted           Weighted
                                          Remaining  Average            Average
                                         Contractual Exercise           Exercise
Range of Exercise Price         Shares   Life (yrs)   Price    Shares    Price
-----------------------        --------- ----------- -------- --------- --------
$6.00-$17.99.................. 1,286,392     5.8      $10.69  1,070,868  $11.12
$18.00-$60.00................. 2,329,903     7.7       42.88    859,757   37.27
$60.01-$71.96................. 1,991,300     9.9       70.65      6.500   67.31
                               ---------     ---      ------  ---------  ------
                               5,607,595     8.0      $45.36  1,937,125  $22.91
                               =========     ===      ======  =========  ======

  In December 2001, the 2000 Equity Compensation Plan was amended to increase the number of shares subject to the annual grants awarded under all of the plans by 1,100,000 shares. At December 31, 2001, 266,109 shares were available for future grants under all of the plans.

CEPHALON, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)


  During 2001, 2000, and 1999, we received net proceeds of $25,542,000, $12,934,000, and $8,958,000, respectively, from the exercise of stock options. During 2001, some stock options were exercised by tendering mature shares as consideration for the exercise price, resulting in the recording of $1,775,000 of treasury stock.

  The following table summarizes restricted stock award activity for the years ended December 31:

                                                2001        2000        1999
                                             ----------  ----------  ----------
Outstanding, January 1,.....................    446,850     496,700     280,425
 Granted....................................        --      119,200     355,550
 Vested.....................................   (150,650)   (146,725)    (83,300)
 Canceled...................................    (27,325)    (22,325)    (55,975)
                                             ----------  ----------  ----------
Outstanding, December 31,...................    268,875     446,850     496,700
                                             ----------  ----------  ----------
Compensation expense recognized............. $5,349,000  $5,625,000  $1,023,000
                                             ----------  ----------  ----------

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

                                       For the years ended December 31,
                                    -----------------------------------------
                                        2001          2000           1999
                                    ------------  -------------  ------------
   As reported
    Loss applicable to common
     shares........................ $(61,148,000) $(110,241,000) $(82,830,000)
    Basic and diluted loss per
     share......................... $      (1.27) $       (2.70) $      (2.31)
   Pro forma
    Loss applicable to common
     shares........................ $(86,886,000) $(116,971,000) $(92,306,000)
    Basic and diluted loss per
     share......................... $      (1.80) $       (2.86) $      (2.57)

  The fair value of the options granted during 2001, 2000 and 1999 were estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

                                                       2001     2000     1999
                                                      -------  -------  -------
   Risk free interest rate...........................    4.56%    5.87%    5.89%
   Expected life..................................... 6 years  6 years  6 years
   Expected volatility...............................      27%      56%      56%
   Expected dividend yield...........................       0%       0%       0%

Warrants

  The following table summarizes warrant activity for the years ended December
31:

                                                 2001       2000        1999
                                               --------  ----------  ----------
Outstanding, January 1,.......................  265,800   2,779,000   2,886,140
 Granted......................................      --          --    1,945,000
 Exercised.................................... (265,800) (2,513,200) (1,958,291)
 Expired......................................      --          --      (93,849)
                                               --------  ----------  ----------
Outstanding, December 31,.....................      --      265,800   2,779,000
                                               ========  ==========  ==========

  At December 31, 2001, no warrants to purchase common stock remained outstanding.

  During 1999 investors in CCP exercised warrants to purchase 1,958,291 shares of common stock. Proceeds associated with these exercises totaled $26,984,000. All outstanding warrants associated with CCP expired on August 31, 1999.

  The private placement of the revenue-sharing notes in 1999 included the issuance of warrants, expiring March 1, 2004, to purchase 1,945,000 shares of our common stock at an exercise price of $10.08 per share. During 2000, warrants to purchase 1,679,200 shares of common stock at an exercise price of $10.08 per share were exercised. During 2001, warrants to purchase the remaining 265,800 shares of common stock at an exercise price of $10.08 were exercised.

  In February 1994, Chiron was issued a warrant to purchase 750,000 shares of common stock with an exercise price of $18.50 per share. Chiron exercised this warrant in 2000.

CEPHALON, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

  In April 1997, we issued warrants to purchase 84,000 shares of our common stock at an exercise price of $24.77 per share to the placement agent in connection with the private placement of senior convertible notes. These warrants were exercised in 2000.

Qualified Savings and Investment Plan

  We have a profit sharing plan pursuant to section 401(k) of the Internal Revenue Code whereby eligible employees may contribute up to 15% of their annual salary to the plan, subject to statutory maximums. The plan provides for discretionary matching contributions by us in cash or a combination of cash and shares of our common stock. Our contribution for the years 1999 through 2001 was 100% of the first 6% of employee salaries contributed in the ratio of 50% cash and 50% Cephalon stock. We contributed $2,985,000, $1,837,000, and $1,369,000, in cash and common stock to the plan for the years 2001, 2000, and 1999, respectively. Prior to the merger (see Note 2), Anesta had a 401(k) Plan whereby eligible employees were able to contribute up to 25% of their annual salary to the plan. Anesta had the option of making discretionary contributions equal to 25% of participant contributions up to 6% of participant compensation. Anesta contributed $58,000 and $53,000 for the years 2000 and 1999, respectively.

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

Pro forma Aggregate Conversions or Exercises

  At December 31, 2001, the conversion or exercise of outstanding options, and convertible subordinated notes into shares of Cephalon common stock in accordance with their terms would increase the outstanding number of shares of common stock by approximately 15,489,000 shares, or 28%.

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

14. INCOME TAXES

  Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities recognized for financial reporting and income tax purposes, and operating loss and tax credit carryforwards. Significant components of our net deferred taxes as of December 31 are as follows:

                                                        2001          2000
                                                    ------------  ------------
   Net operating loss carryforwards...............  $140,536,000  $130,218,000
   Capitalized research and development
    expenditures..................................    69,505,000    52,452,000
   Federal research and development tax credits...    12,833,000     9,903,000
   Acquired product rights and intangible assets..     7,544,000           --
   Reserves.......................................     2,776,000       754,000
   Deferred revenue...............................     2,783,000     3,311,000
   Other--net.....................................     5,901,000       630,000
                                                    ------------  ------------
   Total deferred tax assets......................   241,878,000   197,268,000
   Valuation allowance............................  (241,878,000) (197,268,000)
                                                    ------------  ------------
   Net deferred tax assets........................  $        --   $        --
                                                    ============  ============

  The deferred tax asset valuation allowance increased by $44,610,000 during the year. This increase is primarily the result of our analysis of the likelihood of realizing the future tax benefit of tax loss carryforwards and additional temporary differences. A valuation allowance was established for 100% of the deferred tax assets, as realization of the tax benefits is not assured.

  At December 31, 2001, we had net operating loss carryforwards for U.S. federal income tax purposes of approximately $344,139,000 that will begin to expire in 2003, and state net operating losses of approximately $147,620,000 that will expire in varying years starting in 2001. We also have international net operating loss carryforwards of approximately $19,115,000 with indefinite expirations dates. The net operating loss carryforwards differ from the accumulated deficit principally due to differences in the

CEPHALON, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

recognition of certain research and development expenses for financial and federal income tax reporting. Federal research tax credits of $12,833,000 are available to offset future tax payments, and begin to expire in 2003. The amount of U.S. federal net operating loss carryforwards which can be utilized in any one period will be limited by federal income tax regulations since a change in ownership as defined in Section 382 of the Internal Revenue Code occurred in the prior years. We do not believe that such limitation will have a material adverse impact on the utilization of our carryforwards.

15. SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                             2001 Quarter Ended
                             -----------------------------------------------------
                             December 31,  September 30,  June 30,     March 31,
   Statement of Operations Data:
   --------------------------------------------------------------------------------
   Total revenues..........  $ 79,550,000   $83,822,000  $56,199,000  $ 47,072,000
   Gross profit on product
    sales..................    54,037,000    59,612,000   35,013,000    32,524,000
   Income (loss) before
    dividends and
    extraordinary gain on
    early extinguishment of
    debt...................   (64,545,000)   21,577,000   (5,990,000)   (9,542,000)
   Dividends on preferred
    stock..................           --        (70,000)  (3,328,000)   (2,266,000)
   Extraordinary gain on
    early extinguishment of
    debt...................           --            --     3,016,000           --
   Income (loss) applicable
    to common shares.......  $(64,545,000)  $21,507,000  $(6,302,000) $(11,808,000)
   Basic income (loss) per
    common share:
    Income (loss)..........  $      (1.23)  $      0.43  $     (0.19) $      (0.28)
    Extraordinary gain on
     early extinguishment
     of debt...............           --            --          0.06           --
                             ------------   -----------  -----------  ------------
                             $      (1.23)  $      0.43  $     (0.13) $      (0.28)
                             ============   ===========  ===========  ============
   Weighted average number
    of shares outstanding..    52,422,000    50,269,000   47,725,000    42,732,000
   Diluted income (loss)
    per common share:
    Income (loss)..........  $      (1.23)  $      0.40  $     (0.19) $      (0.28)
    Extraordinary gain on
     early extinguishment
     of debt...............           --            --          0.06           --
                             ------------   -----------  -----------  ------------
                             $      (1.23)  $      0.40  $     (0.13) $      (0.28)
                             ============   ===========  ===========  ============
   Weighted average number
    of shares Outstanding-
    assuming dilution......    52,422,000    53,412,000   47,725,000    42,732,000
                             ============   ===========  ===========  ============

                                              2000 Quarter Ended
                             -------------------------------------------------------
                             December 31,  September 30,    June 30,     March 31,
   Statement of Operations Data:
   ----------------------------------------------------------------------------------
   Total revenues..........  $ 40,694,000  $ 28,056,000   $ 23,385,000  $ 19,655,000
   Gross profit on product
    sales..................    26,669,000    18,838,000     14,219,000    14,143,000
   Loss before dividends
    and cumulative effect
    of a change in
    accounting principle...   (53,012,000)  (15,030,000)   (13,342,000)  (12,360,000)
   Dividends on preferred
    stock..................    (2,266,000)   (2,266,000)    (2,265,000)   (2,266,000)
   Cumulative effect of
    adopting Staff
    Accounting Bulletin
    101(SAB 101)...........           --            --             --     (7,434,000)
   Loss applicable to
    common shares..........  $(55,278,000) $(17,296,000)  $(15,607,000) $(22,060,000)
   Basic and diluted loss
    per common share:
    Loss...................  $      (1.32) $      (0.42)  $      (0.39) $      (0.37)
    Cumulative effect of
     adopting SAB 101......           --            --             --          (0.19)
                             ------------  ------------   ------------  ------------
                             $      (1.32) $      (0.42)  $      (0.39) $      (0.56)
                             ============  ============   ============  ============
   Weighted average number
    of shares outstanding..    41,801,000    41,298,000     40,427,000    39,141,000
                             ============  ============   ============  ============

CEPHALON, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)


16. SEGMENT AND SUBSIDIARY INFORMATION

  On December 28, 2001, we completed our acquisition of Group Lafon. As a result, we now have significant sales, manufacturing, and research operations conducted by several subsidiaries located in Europe. In 2001 and prior years, European operations were immaterial. United States product sales accounted for 98%, 97% and 98% of total product sales for the years ended December 31, 2001, 2000 and 1999, respectively.

  The following summarized information presents our long-lived assets by geographic segment. The summarized information of the European subsidiaries has been prepared from the books and records maintained by each subsidiary. The results of operations for Group Lafon have not been included in our consolidated statements since operations between the acquisition date and December 31, 2001 were immaterial.

  We have determined that all of our operations have similar economic characteristics and may be aggregated into a single segment for reporting purposes. Information concerning our geographic operations is provided below.

  Long-lived assets at December 31, 2001:

       United States............................................... $206,697,000
       Europe......................................................  447,929,000
                                                                    ------------
       Total....................................................... $654,626,000
                                                                    ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by Item 10 on directors and nominees is incorporated by reference to the information under the caption "Proposal 1-- Nominees for Election" in our definitive proxy statement for the 2002 annual meeting of stockholders. The names, ages and positions held by our executive officers as of December 31, 2001 are as follows:

Name                      Age                            Position
----                      --- ---------------------------------------------------------------
Frank Baldino, Jr.,
 Ph.D...................  48  Chairman and Chief Executive Officer
Paul Blake, F.R.C.P.....  54  Senior Vice President, Clinical Research and Regulatory Affairs
J. Kevin Buchi..........  46  Senior Vice President and Chief Financial Officer
Peter E. Grebow, Ph.D...  55  Senior Vice President, Business Development
John E. Osborn..........  44  Senior Vice President, General Counsel and Secretary
Robert P. Roche, Jr.....  46  Senior Vice President, Pharmaceutical Operations
Carl A. Savini..........  52  Senior Vice President, Human Resources
Jeffry L. Vaught,
 Ph.D...................  51  Senior Vice President and President, Research and Development

  All executive officers are elected by the Board of Directors to serve in their respective capacities until their successors are elected and qualified or until their earlier resignation or removal.

  Dr. Baldino founded Cephalon and has served as Chief Executive Officer and a director since its inception. He was appointed Chairman of the Board of Directors in December 1999. Dr. Baldino received his Ph.D. degree from Temple University and holds several adjunct academic appointments. Dr. Baldino currently serves as a director of, Pharmacopeia, Inc., a developer of proprietary technology platforms for pharmaceutical companies, ViroPharma, Inc., a biopharmaceutical company, Acusphere, Inc., a specialty pharmaceutical company, and NicOx S.A., a company engaged in the research, development and commercialization of nitric oxide therapeutics.

  Dr. Blake joined Cephalon in March 2001 as Senior Vice President, Clinical Research and Regulatory Affairs. From 1999 to 2001, Dr. Blake served as Chief Medical Officer for MDS Proteomics Inc., a Canadian health and life sciences company. From 1998-99 he served as President and Chief Executive Officer of Proliance Pharmaceuticals, Inc., a drug development company. Prior to that he spent six years with SmithKline Beecham Pharmaceuticals, most recently as Senior Vice President and Medical Director. Dr. Blake received his medical degree from London University, Royal Free Hospital and completed his clinical training in Internal Medicine and Cardiology. Dr. Blake is a fellow of the Royal College of Physicians (UK), a fellow of the Faculty of Pharmaceutical Medicine and a fellow of the American College of Clinical Pharmacology.

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

  Mr. Osborn joined Cephalon in March 1997 as Vice President, Legal Affairs, was appointed Senior Vice President in September 1998, and has served as Senior Vice President, General Counsel and Secretary since January 1999. From 1992 to 1997, Mr. Osborn was employed by The DuPont Merck Pharmaceutical Company. Prior to that, he served in the first Bush administration with the U.S. Department of State, practiced corporate law with Hale and Dorr in Boston, and clerked for a U.S. Court of Appeals judge. Mr. Osborn received his law degree from the University of Virginia and also holds a masters degree in international studies from The Johns Hopkins University.

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

  Mr. Savini joined Cephalon in June 1993 and has served as Senior Vice President, Human Resources since January 2000. Prior to that he served as Director, Human Resources and was appointed Vice President, Human Resources in January 1995. From 1983 to 1993, Mr. Savini was employed by Bristol-Myers Squibb Company and from 1981 to 1983 he was employed by Johnson & Johnson's McNeil Pharmaceuticals. Mr. Savini graduated from Pennsylvania State University and received a master of business administration degree from La Salle College.

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

ITEM 11. EXECUTIVE COMPENSATION

  The information required by Item 11 is incorporated by reference to the information under the caption "Compensation of Executive Officers and Directors" in our definitive proxy statement for the 2002 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Item 12 is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for the 2002 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Item 13 is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" in our definitive proxy statement for the 2002 annual meeting of stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements

  The following is a list of our consolidated financial statements and our subsidiaries and supplementary data included in this report under Item 8:

  Reports of Independent Public Accountants.

  Consolidated Balance Sheets as of December 31, 2001 and 2000.

  Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999.

  Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

  Notes to Consolidated Financial Statements.

FINANCIAL STATEMENT SCHEDULES

  Schedule II--Valuation and Qualifying Accounts

  Schedules, other than those listed above, are omitted because they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.

REPORTS ON FORM 8-K

  During the fiscal quarter ended December 31, 2001, we filed Current Reports on Form 8-K as follows:

  . November 13, 2001 announcing the exchange of $73 million principal amount of 5 1/4% Convertible Subordinated Notes;

  . December 3, 2001 announcing the agreement to acquire the French pharmaceutical company Group Lafon;

  . December 4, 2001 announcing the offering of $300 million convertible subordinated notes; and

  . December 6, 2001 announcing the private placement of $500 million of 2 1/2% Convertible Subordinated Notes.

EXHIBITS

  The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parenthesis.

 Exhibit
   No.    Description
 -------- -----------
 3.1      Restated Certificate of Incorporation, as amended. (Exhibit 3.1)
          (18).

 3.2      Bylaws of the Registrant, as amended. (Exhibit 3.1) (18).

 4.1 Specimen copy of stock certificate for shares of Common Stock of the Registrant. (Exhibit 4.1) (10).

 4.2(a) Amended and Restated Rights Agreement, dated as of January 1, 1999 between Cephalon, Inc. and StockTrans, Inc. As Rights Agent. (Exhibit
          1) (25).

 4.2(b)   First Amendment to Amended and Restated Rights Agreement, dated July
          31, 2000 between Cephalon, Inc. and StockTrans, Inc. as Rights Agent.
          (Exhibit 1) (28).

 4.3(a)   Specimen Preferred Stock Certificate of Cephalon, Inc. (Exhibit 4.1)
          (22).

 4.3(b) Certificate of the Powers, Designations, Preferences and Rights of the $3.625 Convertible Exchangeable Preferred Stock filed August 17,
          1999. (Exhibit 4.2) (22).

 4.3(c)   Indenture, dated as of August 18, 1999 between Cephalon, Inc. and
          State Street Bank and Trust Company, as Trustee. (Exhibit 4.3) (22).

 4.3(d) Form of Series A Warrant to purchasers of Units including a limited partnership interest in Cephalon Clinical Partners, L.P. (Exhibit
          10.4) (6).

 4.3(e) Form of Series B Warrant to purchasers of Units including a limited partnership interest in Cephalon Clinical Partners, L.P. (Exhibit
          10.5) (6).

 4.3(f)   Incentive Warrant to purchase 115,050 shares of Common Stock of
          Cephalon, Inc. issued to PaineWebber Incorporated. (Exhibit 10.6)
          (6).

 4.3(g)   Fund Warrant to purchase 19,950 shares of Common Stock of Cephalon,
          Inc. issued to PaineWebber R&D Partners III, L.P. (Exhibit 10.7) (6).

 4.4(a)   Indenture, dated as of May 7, 2001 between Cephalon, Inc. and State
          Street Bank and Trust Company, as Trustee. (Exhibit 4.1) (35).

 4.4(b)   Registration Rights Agreement, dated May 7, 2001 between Cephalon,
          Inc. and Robertson Stephens, Inc., Adams, Harkness & Hill, Inc., Banc of America Securities LLC, CIBC World Markets Corp., SG Cowen
          Securities Corporation, UBS Warburg LLC, U.S. Bancorp Piper Jaffray
          Inc., as Purchasers. (Exhibit 4.2) (35).

 4.5(a)   Indenture, dated as of December 11, 2001 between Cephalon, Inc. and
          State Street Bank and Trust Company, as Trustee. (Exhibit 4.1) (36).

 4.5(b)   Registration Rights Agreement, dated as of December 11, 2001 between
          Cephalon, Inc. and Credit Suisse First Boston Corporation (the "LEAD
          PURCHASER"), Robertson Stephens, Inc., CIBC World Markets Corp., SG
          Cowen Securities Corporation, UBS Warburg LLC, U.S. Bancorp Piper
          Jaffray Inc., Adams, Harkness & Hill, Inc. and Banc of America
          Securities, as the Initial Purchasers. (Exhibit 4.2) (36).

 10.1     Letter agreement, dated March 22, 1995 between Cephalon, Inc. and the
          Salk Institute for Biotechnology Industrial Associates, Inc. (Exhibit
          99.1) (15).

 10.2     Deliberately omitted.

 10.3     Stock Purchase Agreement, dated July 28, 1995 between Cephalon, Inc.
          and Kyowa Hakko Kogyo Co., Ltd. (Exhibit 99.3) (16).

 10.4(a)  License Agreement, dated May 15, 1992 between Cephalon, Inc. and
          Kyowa Hakko Kogyo Co., Ltd. (Exhibit 10.6) (4) (23).

 10.4(b) Letter agreement, dated March 6, 1995 amending the License Agreement between Cephalon, Inc. and Kyowa Hakko Kogyo Co., Ltd. (Exhibit
          10.4(b)) (14) (23).

 10.4(c) Letter agreement, dated May 11, 1999 amending the License Agreement between Cephalon, Inc. and Kyowa Hakko Kogyo Co., Ltd. (Exhibit
          10.4(c)) (23) (26).

 +10.5(a) Cephalon, Inc. Amended and Restated 1987 Stock Option Plan. (Exhibit
          10.7) (4).

 +10.5(b) Cephalon, Inc. Equity Compensation Plan. (Exhibit 10.6(b)) (17).

 +10.5(c) Cephalon, Inc. Non-Qualified Deferred Compensation Plan. (Exhibit
          10.6(c)) (10).

 +10.5(d) Cephalon, Inc. 2000 Equity Compensation Plan For Employees and Key
          Advisors. (Exhibit 99.1) (29).

 10.6(a)  Amended and Restated Agreement of Limited Partnership, dated as of
          June 22, 1992 by and among Cephalon Development Corporation, as general partner, and each of the limited partners of Cephalon
          Clinical Partners, L.P. (Exhibit 10.1) (6).

  Exhibit
    No.    Description
 --------- -----------
 10.6(b)   Amended and Restated Product Development Agreement, dated as of
           August 11, 1992 between Cephalon, Inc. and Cephalon Clinical
           Partners, L.P. (Exhibit 10.2) (6) (23).

 10.6(c) Purchase Agreement, dated as of August 11, 1992 by and between Cephalon, Inc. and each of the limited partners of Cephalon Clinical
           Partners, L.P. (Exhibit 10.3) (6) (23).

 10.6(d)   Pledge Agreement, dated as of August 11, 1992 between Cephalon
           Clinical Partners, L.P. and Cephalon, Inc. (Exhibit 10.8) (6).

 10.6(e)   Promissory Note, dated as of August 11, 1992 issued by Cephalon
           Clinical Partners, L.P. to Cephalon, Inc. (Exhibit 10.9) (6).

 10.6(f) Form of Promissory Note, issued by each of the limited partners of Cephalon Clinical Partners, L.P. to Cephalon Clinical Partners, L.P.
           (Exhibit 10.10) (6).

 10.7      Supply, Distribution and License Agreement, dated as of July 27,
           1993 between Kyowa Hakko Kogyo Co., Ltd. and Cephalon, Inc. (Exhibit
           10.3) (11) (25).

 10.8(a)   Agreement, dated January 7, 1994 between Cephalon, Inc. and Chiron
           Corporation. (Exhibit 10.1) (12) (23).

 10.8(b)   Letter agreement, dated January 13, 1995 amending Agreement between
           Cephalon, Inc. and Chiron Corporation. (Exhibit 10.12(b)) (14) (23).

 10.8c)    Letter agreement, dated May 23, 1995 amending Agreement between
           Cephalon, Inc. and Chiron Corporation. (Exhibit 10.12(c)) (17) (23).

 10.9(a)   Agreement, dated May 17, 1994 between Cephalon, Inc. and TAP
           Holdings Inc. (formerly TAP Pharmaceuticals Inc.). (Exhibit 99.2)
           (13) (25).

 10.9(b)   Amendment, dated June 28, 1996 amending Agreement between Cephalon,
           Inc. and TAP Holdings Inc. (Exhibit 10.13(b)) (19) (23).

 10.10 Toll Manufacturing and Packaging Agreement, dated February 24, 1998 between Cephalon, Inc. and Circa Pharmaceuticals, Inc. (Exhibit
           10.12) (20) (23).

 10.11(a)  Marketing and Development Collaboration Agreement, dated June 10,
           1999 between Cephalon, Inc. and Abbott Laboratories Inc. (Exhibit
           10.13) (22) (24).

 10.11(b)  GABITRIL Product Agreement, dated October 31, 2000 between Cephalon,
           Inc. and Abbott Laboratories. (Exhibit 10.13(b)) (37) (23).

 10.11(c) Toll Manufacturing and Packaging Agreement, dated October 31, 2000 between Cephalon, Inc. and Abbott Laboratories. (Exhibit 10.13(c))
           (37) (23).

 10.12     Joint Research, Development and License Agreement, dated May 28,
           1999 between Cephalon, Inc. and H. Lundbeck A/S. (Exhibit 10.14)
           (20) (24).

 10.13     Development and License Agreement, dated December 15, 1999 between
           Schwarz Pharma AG and Cephalon, Inc. (24).

 10.14(a)  Managed Services Agreement, dated November 27, 2000 between Cephalon
           (UK) Limited and Novartis Pharmaceuticals UK Limited. (Exhibit
           10.17(a)) (34) (23).

 10.14(b)  License Agreement, dated November 27, 2000 between Cephalon, Inc.
           and Novartis AG. (Exhibit 10.17(b)) (34) (23).

 10.14(c)  Collaboration Agreement, dated November 27, 2000 between Cephalon,
           Inc. and Novartis AG. (Exhibit 10.17(c)) (34) (23).

 10.14(d)  Distribution Agreement, dated November 27, 2000 between Cephalon
           (UK) Limited and Novartis Pharmaceuticals UK Limited. (Exhibit
           10.17(d)) (34) (23).

 10.15(a)  Agreement and Plan of Merger, dated July 14, 2000 by and among
           Cephalon, Inc., Anesta Corp. and C Merger Sub, Inc. (Exhibit 99.1)
           (27).

 10.15(b) Distribution, License and Supply Agreement, dated December 7, 1999, between Anesta Corp. and Elan Pharma International Limited. (Exhibit
           10.18) (23) (30).

 10.15(c)  Termination and Asset Sale and Purchase Agreement, dated March 13,
           2000 between Abbott Laboratories, Inc. and Anesta Corp. (Exhibit
           10.19) (23) (31).

 10.15(d) Technology License Agreement, dated September 16, 1985, as amended through December 3, 1993 between Anesta Corp. and the University of
           Utah Research Foundation. (Exhibit 10.6) (23) (32).

 10.15(f)  Wiley Post Plaza Lease, dated December 7, 1994 between Anesta Corp.
           and Asset Management Services. (Exhibit 10.13) (33).

 *10.16(a) Toll Manufacturing and Packaging Agreement, dated August 24, 1999 between Cephalon, Inc. and Catalytica Pharmaceuticals, Inc. (24).

 *10.16(b) Amendment No. 1 to Toll Manufacturing and Packaging Agreement, dated
           July 3, 2001 between Cephalon, Inc. and Catalytica Pharmaceuticals,
           Inc. (24).

 *10.16(c) Amendment No. 2 to Toll Manufacturing and Packaging Agreement, dated
           October 9, 2001 between Cephalon, Inc. and Catalytica
           Pharmaceuticals, Inc. (24).

  Exhibit
    No.    Description
 --------- -----------
 *10.17(a) Research, Development and License Agreement, dated October 31, 2001 between Cephalon, Inc. and Sanofi-Synthelabo Inc. (24).

 *10.17(b) Intellectual Property and Other Assets Purchase Agreement, dated
           December 13, 2001 between Sanofi-Synthelabo and Anesta GmbH. (24).

 *10.17(c) Intellectual Property and Other Asset Purchase Agreement, dated
           December 13, 2001 between Sanofi-Synthelabo and Cephalon France.
           (24).

 *10.18    Consulting Agreement dated October 1, 2001 between Cephalon, Inc.
           and Martyn D. Greenacre.

 *23.1     Consent of Arthur Andersen LLP.

 *23.2     Consent of PricewaterhouseCoopers LLP.

 *24       Power of Attorney (included on the signature page to this Form 10-K
           Report).

 *99.1     Letter responsive to Temporary Note 3T to Article 3 of Regulation S-
           X.

--------
  *  Filed herewith.
  +  Compensation plans and arrangements for executives and others.
  (1) Filed as an Exhibit to the Registration Statement on Form S-1 filed on March 15, 1991.
  (2) Filed as an Exhibit to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-39413) filed on April 19, 1991.
  (3) Filed as an Exhibit to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 33-39413) filed on April 22, 1991.
  (4) Filed as an Exhibit to the Transition Report on Form 10-K for transition period January 1, 1991 to December 31, 1991, as amended by Amendment No. 1 filed on September 4, 1992 on Form 8.
  (5) Filed as an Exhibit to the Company's Current Report on Form 8-K filed on December 31, 1992.
  (6) Filed as an Exhibit to the Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.
  (7) Filed as an Exhibit to the Registration Statement on Form S-3 (Registration No. 33-58006) filed on February 8, 1993.
  (8) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
  (9) Filed as an Exhibit to the Company's Current Report on Form 8-K dated June 8, 1993.
  (10) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
  (11) Filed as an Exhibit to the Registration Statement on Form S-3 (Registration No. 33-73896) filed on January 10, 1994.
  (12) Filed as an Exhibit to the Company's Current Report on Form 8-K dated January 10, 1994.
  (13) Filed as an Exhibit to the Company's Current Report on Form 8-K dated May 17, 1994.
  (14) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
  (15) Filed as an Exhibit to the Registration Statement on Amendment No. 1 to Form S-3 (Registration No. 33-93964) filed on June 30, 1995.
  (16) Filed as an Exhibit to the Registration Statement on Amendment No. 2 to Form S-3 (Registration No. 33-93964) filed on July 31, 1995.
  (17) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
  (18) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
  (19) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
  (20) Filed as an Exhibit to the Company's Current Report on Form 8-K filed August 3, 1999.
  (21) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1999.
  (22) Filed as an Exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-87421) filed September 20, 1999.
  (23) Filed as an Exhibit to the Company's Registration Statement on Form S-3 (Registration No. 333-88985) filed October 14, 1999.
  (24) Portions of the Exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment granted by the Securities and Exchange Commission.
  (25) Portions of the Exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
  (26) Filed as an Exhibit to the Company's Form 8-A/A (12G) filed on January 20, 1999.
  (27) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
  (28) Filed as an Exhibit to the Company's Current Report on Form 8-K filed July 21, 2000.
  (29) Filed as an Exhibit to the Company's Form 8-A/12G filed on August 2,
       2000.
  (30) Filed as an Exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-52640) filed on December 22, 2000.
  (31) Filed as an Exhibit to Anesta Corp.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
  (32) Filed as an Exhibit to Anesta Corp.'s Quarterly Report on Form 10-Q for the period ending March 31, 2000.
  (33) Filed as an Exhibit to Anesta Corp.'s Registration Statement on Form S-1 (File No. 33-72608) filed May 31, 1996.
  (34) Filed as an Exhibit to Anesta Corp.'s Annual Report on Form 10-K (File No. 0-23160) for the fiscal year ended December 31, 1994.
  (35) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
  (36) Filed as an Exhibit to the Company's Registration Statement on Form S-3 (Registration No. 333-62234) filed June 4, 2001.
  (37) Filed as an Exhibit to the Company's Registration Statement on Form S-3 (Registration No. 333-82788) filed February 14, 2002.

CEPHALON, INC. AND SUBSIDIARIES  SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                            Balance at                              Balance at
                           Beginning of    Additions       Other    End of the
Year Ended December 31,      the Year   (Deductions) (1) Deductions    Year
-----------------------    ------------ ---------------- ---------- ----------
Reserve for sales
 discounts, returns and
 allowances:
 2001.....................  $1,890,000    $14,459,000    $9,523,000 $6,826,000
 2000.....................  $5,949,000    $(1,980,000)   $2,079,000 $1,890,000
 1999.....................  $      --     $ 6,607,000    $  658,000 $5,949,000

--------
(1) Amounts represent charges and reductions to expenses and revenue.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2002                       CEPHALON, INC.

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

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ FRANK BALDINO, JR.           Chairman and Chief            April 1, 2002
______________________________________  Executive Officer
      Frank Baldino, Jr., Ph.D.         (Principal executive
                                        officer)

      /s/ J. KEVIN BUCHI J.            Sr. Vice President and        April 1, 2002
______________________________________  Chief Financial Officer
             Kevin Buchi                (Principal financial and
                                        accounting officer)

       /s/ WILLIAM P. EGAN             Director                      April 1, 2002
______________________________________
           William P. Egan

   /s/ ROBERT J. FEENEY, PH.D.         Director                      April 1, 2002
______________________________________
       Robert J. Feeney, Ph.D.

     /s/ MARTYN D. GREENACRE           Director                      April 1, 2002
______________________________________
         Martyn D. Greenacre

     /s/ CHARLES A. SANDERS            Director                      April 1, 2002
______________________________________
       Charles A. Sanders, M.D.

        /s/ HORST WITZEL               Director                      April 1, 2002
______________________________________
        Horst Witzel, Dr.-Ing.