Form 10-Q
period 2002-03-31
CEPHALON INC
filed 2002-05-15
CIK 873364

                       SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                    FORM 10-Q

               [X] Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                   For the Quarterly Period Ended     March 31, 2002
                                                    -------------------

               [ ] Transition Report Pursuant to Section 13 or
                   15(d) of the Securities Exchange Act of 1934

                   For the Transition Period from  _________ to __________

                   Commission File Number         0-19119
                                              ---------------------

                                       CEPHALON, INC.
               -----------------------------------------------------------------
                       (Exact Name of Registrant as Specified in its Charter)

        Delaware                                                23-2484489
---------------------                                   -----------------------
 (State Other Jurisdiction of                   (I.R.S. Employer Identification
   Incorporation or Organization)                  Number)

145 Brandywine Parkway, West Chester,  PA                      19380-4245
------------------------------------------           --------------------------
  (Address of Principal Executive Offices)                      (Zip Code)

 Registrant's Telephone Number, Including Area Code         (610) 344-0200
                                                     --------------------------

                                    Not Applicable
  ------------------------------------------------------------------------------
  Former Name, Former Address and Former Fiscal Year, If Changed Since Last
   Report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.     Yes   X    No _______
:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding as of May 10, 2002
----------------------------------                ------------------------------
   Common Stock, par value $.01                           55,073,424 Shares

This Report Includes a Total of 31 Pages

                         CEPHALON, INC. AND SUBSIDIARIES
                         -------------------------------

                                      INDEX
                                      -----

                                                                                             Page No.
                                                                                             --------
PART I - FINANCIAL INFORMATION

    Item 1.    Consolidated Financial Statements (Unaudited)

               Consolidated Balance Sheets -                                                     3
               March 31, 2002 and December 31, 2001

               Consolidated Statements of Operations -                                           4
               Three months ended March 31, 2002 and 2001

               Consolidated Statements of Stockholders' Equity -                                 5
               March 31, 2002 and December 31, 2001

               Consolidated Statements of Cash Flows -                                           6
               Three months ended March 31, 2002 and 2001

               Notes to Consolidated Financial Statements                                        7

    Item 2.    Management's Discussion and Analysis of                                           13
               Financial Condition and Results of Operations

    Item 3.    Quantitative and Qualitative Disclosure about Market Risk                         29

PART II - OTHER INFORMATION

    Item 1.    Legal Proceedings                                                                 30

    Item 2.    Changes in Securities and Use of Proceeds                                         30

    Item 6.    Exhibits and Reports on Form 8-K                                                  30

SIGNATURES                                                                                       31

                         CEPHALON, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                      March 31,                December 31,
                                                                                        2002                       2001
                                                                                  --------------------     ----------------------
                                                       ASSETS
                                                       ------

CURRENT ASSETS:
     Cash and cash equivalents                                                           $456,023,000               $548,727,000
     Investments                                                                          138,028,000                 55,157,000
     Receivables, net                                                                      78,333,000                 75,192,000
     Inventory                                                                             44,765,000                 47,513,000
     Other current assets                                                                   9,253,000                  7,872,000
                                                                                  --------------------     ----------------------
          Total current assets                                                            726,402,000                734,461,000

PROPERTY AND EQUIPMENT, net                                                                66,561,000                 64,706,000
GOODWILL                                                                                  244,357,000                248,911,000
INTANGIBLE ASSETS, net                                                                    297,471,000                298,269,000
DEBT ISSUANCE COSTS                                                                        25,550,000                 26,720,000
OTHER ASSETS                                                                               10,211,000                 16,020,000
                                                                                  --------------------     ----------------------
                                                                                       $1,370,552,000             $1,389,087,000
                                                                                  ====================     ======================

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
                                          ------------------------------------

CURRENT LIABILITIES:
     Current portion of long-term debt                                                    $21,359,000                $32,200,000
     Accounts payable                                                                      15,523,000                 24,536,000
     Accrued expenses                                                                      45,342,000                 49,370,000
     Current portion of deferred revenues                                                     624,000                    824,000
                                                                                  --------------------     ----------------------
          Total current liabilities                                                        82,848,000                106,930,000

LONG-TERM DEBT                                                                            872,112,000                866,589,000
DEFERRED REVENUES                                                                           6,238,000                  6,042,000
OTHER LIABILITIES                                                                          10,832,000                 10,795,000
                                                                                  --------------------     ----------------------
          Total liabilities                                                               972,030,000                990,356,000
                                                                                  --------------------     ----------------------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 5,000,000 shares authorized, 2,500,000
           shares issued, and none outstanding                                                    --                         --
    Common stock, $.01 par value, 100,000,000 shares authorized,
           55,038,014 and 54,909,533 shares issued,
           and 54,813,081 and 54,685,792 shares outstanding                                   550,000                    549,000
    Additional paid-in capital                                                            985,624,000                982,123,000
    Treasury stock, 224,933 and 223,741 shares outstanding, at cost                       (9,603,000)                (9,523,000)
    Accumulated deficit                                                                 (579,562,000)              (576,691,000)
    Accumulated other comprehensive income                                                  1,513,000                  2,273,000
                                                                                  --------------------     ----------------------
          Total stockholders' equity                                                      398,522,000                398,731,000
                                                                                  --------------------     ----------------------
                                                                                       $1,370,552,000             $1,389,087,000
                                                                                  ====================     ======================

The accompanying notes are an integral part of these consolidated financial statements

                         CEPHALON, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                         Three Months Ended
                                                                              March 31,
                                                                  ----------------------------------
                                                                        2002              2001
                                                                  ---------------    ---------------
REVENUES:
     Product sales                                                 $  95,803,000      $  40,822,000
     Other revenues                                                   15,698,000          6,250,000
                                                                  ---------------    ---------------
                                                                     111,501,000         47,072,000
                                                                  ---------------    ---------------

COSTS AND EXPENSES:
     Cost of product sales                                            13,845,000          8,298,000
     Research and development                                         29,823,000         19,611,000
     Selling, general and administrative                              40,284,000         24,365,000
     Depreciation and amortization                                     8,293,000          3,489,000
                                                                  ---------------    ---------------
                                                                      92,245,000         55,763,000
                                                                  ---------------    ---------------

INCOME (LOSS) FROM OPERATIONS                                         19,256,000         (8,691,000)

OTHER INCOME AND EXPENSE
     Interest income                                                   2,870,000          1,507,000
     Interest expense                                                (11,498,000)        (1,320,000)
     Other expense                                                      (838,000)        (1,038,000)
                                                                  ---------------    ---------------
                                                                      (9,466,000)          (851,000)
                                                                  ---------------    ---------------

INCOME (LOSS) BEFORE INCOME TAXES                                      9,790,000         (9,542,000)

INCOME TAXES                                                          (1,985,000)                --
                                                                  ---------------    ---------------

INCOME (LOSS) BEFORE DIVIDENDS ON PREFERRED STOCK,
    EXTRAORDINARY CHARGE AND CUMULATIVE
    EFFECT OF CHANGING INVENTORY COSTING METHOD                        7,805,000         (9,542,000)

DIVIDENDS ON CONVERTIBLE EXCHANGEABLE
    PREFERRED STOCK                                                           --         (2,266,000)
                                                                  ---------------    ---------------

INCOME (LOSS) BEFORE EXTRAORDINARY CHARGE AND
    CUMULATIVE EFFECT OF CHANGING INVENTORY
    COSTING METHOD                                                     7,805,000        (11,808,000)

EXTRAORDINARY CHARGE ON EARLY
     EXTINGUISHMENT OF DEBT                                           (7,142,000)                --

CUMULATIVE EFFECT OF CHANGING INVENTORY
    COSTING METHOD FROM FIFO TO LIFO
                                                                      (3,534,000)                --
                                                                  ---------------    ---------------
LOSS APPLICABLE TO COMMON SHARES                                     $(2,871,000)      $(11,808,000)
                                                                  ===============    ===============

BASIC AND DILUTED LOSS PER COMMON SHARE:
  Income (loss) per common share before extraordinary charge and
    cumulative effect of changing inventory costing method                 $0.14             $(0.28)
  Extraordinary charge on early extinguishment of debt                     (0.13)                --
  Cumulative effect of changing inventory costing method                   (0.06)                --
                                                                  ---------------    ---------------
                                                                          $(0.05)            $(0.28)
                                                                  ===============    ===============

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                                        54,963,000         42,732,000
                                                                  ===============    ===============

The accompanying notes are an integral part of these consolidated financial statements

                         CEPHALON, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (Unaudited)

                                                                                          Accumulated
                                                                                             Other
                                      Comprehensive                       Accumulated    Comprehensive       Common
                                          Loss              Total           Deficit         Income            Stock
                                     ---------------     ------------------------------ -----------------  -------------
BALANCE, JANUARY 1, 2001                                 $165,193,000    $(515,543,000)    $1,401,000        $425,000

   Loss                                $(55,484,000)      (55,484,000)     (55,484,000)            --              --
                                     ---------------

   Foreign currency translation gain        368,000
   Unrealized investment gains              504,000
                                     ---------------
   Other comprehensive income               872,000           872,000               --        872,000              --
                                     ---------------
   Comprehensive loss                  $(54,612,000)
                                     ===============

   Conversion of preferred stock into common stock                 --               --             --          70,000

   Issuance of common stock upon conversion of
   convertible notes                                      262,590,000               --             --          37,000

   Stock options exercised                                 25,542,000               --             --          13,000

   Stock purchase warrants exercised                        2,679,000               --             --           2,000

   Restricted stock award plan                              5,349,000               --             --           2,000

   Employee benefit plan                                    1,283,000               --             --

   Dividends declared on convertible preferred stock       (5,664,000)              --             --              --

   Treasury stock acquired                                 (3,629,000)              --             --
                                                         -------------   --------------  -------------    ------------

BALANCE, DECEMBER 31, 2001                                398,731,000     (576,691,000)     2,273,000         549,000

   Loss                                $(2,871,000)        (2,871,000)      (2,871,000)            --              --
                                     ---------------
   Foreign currency translation loss      (263,000)
   Unrealized investment losses           (497,000)
                                     ---------------
   Other comprehensive income             (760,000)          (760,000)              --      (760,000)              --
                                     ---------------
   Comprehensive loss                  $(3,631,000)
                                     ===============

   Stock options exercised                                  2,057,000               --             --           1,000

   Restricted stock award plan                                610,000               --             --
                                                                                                                   --
   Employee benefit plan                                      795,000               --             --
                                                                                                                   --
   Treasury stock acquired                                    (40,000)              --             --              --
                                                         -------------   --------------   ------------    ------------

BALANCE, MARCH 31, 2002                                  $398,522,000    $(579,562,000)    $1,513,000        $550,000
                                                         =============   ==============   ============    ============

                                                                       Additional
                                                         Preferred       Paid-in        Treasury
                                                           Stock         Capital          Stock
                                                       -------------  ------------    ------------
BALANCE, JANUARY 1, 2001                                   $25,000    $683,004,000    $(4,119,000)

   Loss                                                         --              --              --

   Foreign currency translation gain
   Unrealized investment gains

   Other comprehensive income                                   --              --              --

   Comprehensive loss


   Conversion of preferred stock into common stock        (25,000)         (45,000)              --

   Issuance of common stock upon conversion of
   convertible notes                                            --     262,553,000              --

   Stock options exercised                                      --      27,304,000     (1,775,000)

   Stock purchase warrants exercised                            --       2,677,000              --

   Restricted stock award plan                                  --       5,347,000              --

   Employee benefit plan                                        --       1,283,000              --

   Dividends declared on convertible preferred stock            --              --

   Treasury stock acquired                                      --              --     (3,629,000)
                                                         -----------  -------------   ------------

BALANCE, DECEMBER 31, 2001                                      --     982,123,000     (9,523,000)

   Loss                                                         --              --              --

   Foreign currency translation loss
   Unrealized investment losses

   Other comprehensive income                                   --              --              --

   Comprehensive loss

   Stock options exercised                                      --       2,096,000        (40,000)

   Restricted stock award plan                                  --         610,000              --

   Employee benefit plan                                        --         795,000              --

   Treasury stock acquired                                      --              --        (40,000)
                                                         -----------  ------------   -------------

BALANCE, MARCH 31, 2002                                       $ --    $985,624,000    $(9,603,000)
                                                         ===========  ============   =============

The accompanying notes are an integral part of these consolidated financial statements

           CEPHALON, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CASH FLOWS
       ---------------------------------------
                  (Unaudited)

                                                                                                  Three Months Ended
                                                                                                      March 31,
                                                                                            ---------------------------------
                                                                                                 2002                2001
                                                                                            --------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Loss                                                                                     $(2,871,000)        $(9,542,000)

     Adjustments to reconcile loss to net cash
     provided by (used for) operating activities:
           Depreciation and amortization                                                        8,293,000           3,489,000
           Extraordinary charge on extinguishment of debt                                       7,142,000
           Non-cash interest expense                                                            5,055,000           1,073,000
           Cumulative effect of changing inventory costing method from FIFO to LIFO             3,534,000                 --
           Stock-based compensation expense                                                     1,405,000           1,711,000
           Other                                                                                       --             (10,000)
          (Increase) decrease in operating assets:
               Receivables                                                                      1,597,000          (1,915,000)
               Inventory                                                                         (786,000)         (6,570,000)
               Other current assets                                                            (1,381,000)         (1,604,000)
               Other long-term assets                                                            (125,000)            (12,000)
          Increase (decrease) in operating liabilities:
               Accounts payable                                                                (9,013,000)            239,000
               Accrued expenses                                                                (4,212,000)         (2,792,000)
               Deferred revenues                                                                   (4,000)          2,237,000
               Other long-term liabilities                                                         37,000             (16,000)
                                                                                            --------------        ------------

               Net cash provided by (used for) operating activities                             8,671,000         (13,712,000)
                                                                                            --------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                       (3,038,000)         (1,389,000)
     Acquistion of intangible assets                                                           (4,974,000)                 --
     Sales and maturities (purchases) of investments, net                                     (83,368,000)         22,972,000
                                                                                            --------------        ------------

               Net cash (used for) provided by investing activities                           (91,380,000)         21,583,000
                                                                                            --------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercises of common stock options and warrants                               2,057,000          13,883,000
     Payments to acquire treasury stock                                                           (40,000)                 --
     Preferred dividends paid                                                                          --          (2,266,000)
     Principal payments on and retirements of long-term debt                                  (11,144,000)           (669,000)
                                                                                            --------------        ------------

               Net cash (used for) provided by financing activities                            (9,127,000)         10,948,000
                                                                                            --------------        ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                     (868,000)            790,000
                                                                                            --------------        ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          (92,704,000)         19,609,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                548,727,000          36,571,000
                                                                                            --------------        ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $456,023,000         $56,180,000
                                                                                            ==============        ============

Supplemental disclosures of cash flow information:
    Cash payments for interest                                                                 $3,170,000          $2,140,000
Non-cash investing and financing activities:
   Capital lease additions                                                                        325,000             259,000

The accompanying notes are an integral part of these consolidated financial statements

                         CEPHALON, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

     Cephalon is an international biopharmaceutical company dedicated to the discovery, development and marketing of products to treat sleep disorders, neurological disorders, cancer and pain. In addition to conducting an active research and development program, we market three products in the United States and a number of products in various countries throughout Europe. We are headquartered in West Chester, Pennsylvania and have offices in Salt Lake City, Utah, France, the United Kingdom, Germany and Switzerland. Our research and development headquarters are located in the United States. We operate manufacturing facilities in France for the production of modafinil, which is the active drug substance found in our PROVIGIL(R)(modafinil) tablets [C-IV] and MODIODAL(R)(modafinil) products, and for which we have worldwide control of the intellectual property, marketing and manufacturing rights. We operate manufacturing facilities in Salt Lake City, Utah, for the production of ACTIQ(R)(oral transmucosal fentanyl citrate) [C-II] for distribution and sale in the European Union.

Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K, filed with the Securities and Exchange Commission, which includes audited financial statements as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full year.

Income Taxes

    We have provided for income taxes related to our foreign subsidiaries in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax and financial reporting bases of assets and liabilities. We have a history of losses in our U.S. operations, which has generated significant federal and state tax net operating loss (NOL) carryforwards of approximately $344,139,000 and $147,620,000, respectively, as of December 31, 2001. Generally accepted accounting principles require us to record a valuation allowance against the deferred tax asset associated with this NOL carryforward if it is more likely than not that we will not be able to utilize the NOL carryforward to offset future taxes. Due to the size of the NOL carryforward in relation to our history of unprofitable operations, we have not recognized a net deferred tax asset.

Group Lafon

     On December 28, 2001, we completed our acquisition of the outstanding shares of capital stock of Group Lafon. With this acquisition, we control worldwide rights to our product PROVIGIL. The acquisition is expected to increase our product sales, improve gross margins for PROVIGIL by eliminating payments to Group Lafon, improve profitability and provide us with an important research, commercial and manufacturing infrastructure in France.

    The purchase price was approximately $452,446,000. The purchase price was funded in part by the proceeds of our December 11, 2001 offering of $600,000,000 of our 2.50% convertible subordinated notes due December 2006. Of the purchase price, $450,000,000 was paid in cash to the sellers and $2,446,000 represents transaction costs of the acquisition and severance payments, partially offset by an estimate of the amount expected to be refunded by the seller under the terms of the acquisition agreement. All such amounts are expected to be paid or received in 2002.

                         CEPHALON, INC. AND SUBSIDIARIES

                                   (Unaudited)

     The following unaudited pro forma information shows the results of the our operations for the three months ended March 31, 2001 as though the acquisition had occurred as of January 1, 2001:

                                                               Three months
                                                                  ended
                                                              March 31, 2001
                                                              --------------
Total revenues................................................$  67,200,000
Net loss......................................................$(14,336,000)
Basic and diluted net loss per common share:                  $      (0.34)

    The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place as of January 1, 2001, or the results that may occur in the future. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the acquisition.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) finalized SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which is effective for fiscal years beginning after December 15, 2001. SFAS 142 no longer requires the amortization of goodwill; rather, goodwill will be subject to a periodic assessment for impairment by applying a fair-value-based test. In addition, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Such acquired intangible assets will be amortized over their estimated useful lives or contractual lives as appropriate. The application of SFAS 142 did not have a material impact on our financial statements.

2.  JOINT VENTURE

    In December 2001, we formed a joint venture with an unaffiliated third party investor to fund additional commercial activities in support of PROVIGIL and GABITRIL in the United States. In exchange for our transfer to the joint venture of certain intellectual property and other rights related to these two products, we received a Class B interest, representing a 50% interest in the joint venture. In exchange for its contribution of $50,000,000 in cash to the joint venture, the investor received Class A interests, also representing a 50% interest in the joint venture.

     As of December 31, 2001, the $50,000,000 investor's Class A interest was recorded on our balance sheet as a liability, and the joint venture's cash balance of $50,000,000 was included in our balance of cash and cash equivalents.

     On March 29, 2002, we acquired the investor's Class A interests and ended the joint venture by the issuance and sale in a private placement of $55,000,000 aggregate principal amount of 3.875% convertible subordinated notes due March 2007. The notes are convertible into our common stock, at the option of the holder, at a price of $70.36 per share. See "Note 4--Long-Term Debt."

     The purchase of the investor's Class A interests in the joint venture resulted in the recognition of an extraordinary charge of $7,142,000 during the first quarter of 2002. The following table summarizes the calculation of the $7,142,000 extraordinary charge:

                         CEPHALON, INC. AND SUBSIDIARIES

                                   (Unaudited)



Carrying value of the debt as of December 31, 2001...........................  $ 50,000,000
Interest accreted during the first quarter 2002 @ 20%........................     2,500,000
                                                                              --------------
Carrying value of the debt as of March 29, 2002..............................    52,500,000
Less: unamortized debt issuance costs as of March 29, 2002...................    (4,642,000)
                                                                              --------------
                                                                                 47,858,000
Fair value of subordinated notes issued on March 29, 2002....................   (55,000,000)
                                                                              --------------
Extraordinary charge.........................................................   $(7,142,000)
                                                                              ==============

    In addition, our statement of operations for the three months ended March 31, 2002 included certain charges related to the operations of the joint venture, as follows:

                                                                 Three months
                                                                    ended
                                                                March 31, 2002
                                                                --------------
Selling, general and administrative expenses................      $3,508,000
Interest expense............................................       3,163,000
Interest income.............................................        (190,000)
                                                                 -----------
                                                                  $6,481,000
                                                                 ===========

3.   INVENTORY

    Inventory consisted of the following:

                                                    March 31,      December 31,
                                                      2002             2001
                                                      ----             ----
     Raw material..............................     $24,494,000     $19,666,000
     Work-in-process...........................       3,412,000       7,632,000
     Finished goods............................      16,859,000      20,215,000
                                                  -------------    ------------
                                                    $44,765,000     $47,513,000
                                                  =============    ============

     Effective January 1, 2002, we changed our method of valuing inventories from the first-in, first-out, or FIFO method, to the last-in, first-out, or LIFO method. We recognized a charge of $3,534,000 in the first quarter of 2002 as the cumulative effect of adopting the LIFO inventory costing method. The acquisition of Group Lafon's manufacturing operations and the expansion of our internal manufacturing capacity for ACTIQ has reduced our reliance on third party manufacturers and sharpened management's focus on minimizing the cost of manufacturing products. Consistent with this goal, the LIFO method reflects current changes to manufacturing costs on the statement of operations on a more timely basis, resulting in a better matching of currents costs of products sold with product revenues.

     Cost of product sales under the LIFO inventory costing method was $4,488,000 lower in the first quarter of 2002 than it would have been under the FIFO method. If we had adopted LIFO effective January 1, 2001, the effect on our statement of operations for the first quarter of 2001 would have been immaterial.

                         CEPHALON, INC. AND SUBSIDIARIES

                                   (Unaudited)

4.  LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                        March 31,      December 31,
                                                                           2002            2001
                                                                           ----            ----
Capital lease obligations.........................................      $ 2,826,000     $ 2,852,000
Mortgage and building improvement loans...........................       11,691,000      12,085,000
Joint venture.....................................................               --      50,000,000
Convertible subordinated notes....................................      838,000,000     783,000,000
Notes Payable/Other...............................................        9,000,000      13,460,000
Due to Abbott Laboratories........................................       31,954,000      37,792,000
                                                                     --------------  --------------
Total debt........................................................      893,471,000     898,789,000
Less current portion..............................................

                                                                        (21,359,000)    (32,200,000)
                                                                     --------------  --------------
Total long-term debt..............................................     $872,112,000    $866,589,000
                                                                     ==============  ==============

Convertible Subordinated Notes

    On March 29, 2002, we issued and sold in a private placement $55,000,000 aggregate principal amount of 3.875% Convertible Notes due March 29, 2007. The notes were issued and sold to the purchaser in a transaction exempt from registration requirements of the Securities Act of 1933, as amended, because the offer and sale of the notes did not involve a public offering.

    We are obligated to pay interest on the notes at a rate of 3.875% per year on each of April 15 and October 15, beginning October 15, 2002. The notes also are convertible into our common stock, at the option of the holders, at a price of $70.36 per share, subject to adjustment upon certain events.

    The holders of the notes may elect to require us to redeem the notes on March 28, 2005 at a redemption price equal to 100% of the principal amount of notes submitted for redemption, plus accrued and unpaid interest. In certain other circumstances, at the option of the holders, we may be required to repurchase the notes at 100% of the principal amount of the notes submitted for repurchase, plus accrued and unpaid interest.

    We issued these notes in connection with our acquisition of the Class A interest held by our joint venture partner. See "Note 2--Joint Venture."

5.  COMMITMENTS AND CONTINGENCIES

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

                         CEPHALON, INC. AND SUBSIDIARIES

                                   (Unaudited)

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

Related party

    In August 1992, we exclusively licensed our rights to MYOTROPHIN for human therapeutic use within the United States, Canada and Europe to Cephalon Clinical Partners, L.P., or CCP. We developed MYOTROPHIN on behalf of CCP under a research and development agreement. Under this agreement, CCP granted an exclusive license to manufacture and market MYOTROPHIN for human therapeutic use within the United States, Canada and Europe, and we agreed to make royalty payments equal to a percentage of product sales and a milestone payment of approximately $16,000,000 upon regulatory approval. We have a contractual option, but not an obligation, to purchase all of the limited partnership interests of CCP, which is exercisable upon the occurrence of certain events following the first commercial sale of MYOTROPHIN. If, and only if, we decide to exercise this purchase option, we would make an advance payment of approximately $40,275,000 in cash or, at our election, approximately $42,369,000 in shares of common stock or a combination thereof. Should we discontinue development of MYOTROPHIN, or if we do not exercise this purchase option, our license will terminate and all rights to manufacture or market MYOTROPHIN in the United States, Canada and Europe will revert to CCP, which may then commercialize MYOTROPHIN itself or license or assign its rights to a third party. In that event, we would not receive any benefits from such commercialization, license or assignment of rights.

6. OTHER COMPREHENSIVE INCOME

    SFAS No. 130, "Reporting Comprehensive Income," requires presentation of the components of comprehensive income (loss). Our comprehensive loss includes net loss, unrealized gains and losses from foreign currency translation adjustments, and unrealized investment gains and losses. Our total comprehensive loss is as follows:

                                                         Three months
                                                        ended March 31,
                                                     2002           2001
                                                     ----           ----
Loss before preferred dividends.............     $(2,871,000)   $(11,808,000)
Other comprehensive income (loss):
  Foreign currency translation adjustment...        (263,000)         790,000
  Unrealized investment gains (losses)......        (497,000)         105,000
                                                   ----------     -----------
Other comprehensive loss....................     $(3,631,000)   $(10,913,000)
                                                 ============   =============

7.   SEGMENT AND SUBSIDIARY INFORMATION

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

                         CEPHALON, INC. AND SUBSIDIARIES

                                   (Unaudited)

     The following summarized information presents our revenues and long-lived assets by geographic segment. The summarized information of the European subsidiaries has been prepared from the books and records maintained by each subsidiary.

     We have determined that all of our operations have similar economic characteristics and may be aggregated into a single segment for reporting purposes. Information concerning our geographic operations is provided below.

     Revenues for the three months ended March 31, 2002:

         United States...................................    $  83,469,000
         Europe..........................................       28,032,000
                                                            --------------
         Total...........................................    $ 111,501,000
                                                            ==============

     Long-lived assets at March 31, 2002:

         United States..................................    $ 200,691,000
         Europe.........................................      443,459,000
                                                           --------------
         Total..........................................    $ 644,150,000
                                                           ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Three months ended March 31, 2002 compared to three months ended March 31,
2001

                                                                                   Three months
                                                                                 ended March 31,
                                                                             2002                 2001
                                                                             -----                ----
Product sales:
     PROVIGIL.....................................................           $ 44,175,000         $27,024,000
     ACTIQ........................................................             19,267,000           6,582,000
     GABITRIL.....................................................             10,164,000           7,216,000
     Group Lafon products.........................................             22,197,000                  --
                                                                             -------------       ------------
Total product sales...............................................             95,803,000          40,822,000
                                                                             -------------       ------------

Other revenues:
     H. Lundbeck A/S..............................................              2,200,000           1,300,000
     Novartis Pharma AG...........................................              2,328,000           2,325,000
     Sanofi-Synthelabo............................................              9,735,000                  --
     Takeda Abbott Pharmaceuticals................................                     --           1,200,000
     Other........................................................              1,435,000           1,425,000
                                                                             -------------       ------------
Total other revenues..............................................             15,698,000           6,250,000
                                                                             -------------       ------------

Total revenues....................................................           $111,501,000         $47,072,000
                                                                             ============         ===========

     Revenues-- Product sales in the first quarter of 2002 increased 135% over the first quarter of 2001. The increase is attributable to a number of factors including:

    . Sales of PROVIGIL increased 63% due to increased market acceptance, as well as a 5% domestic price increase that took effect in the second quarter of 2001.

    . Sales of ACTIQ increased 193%. After our merger with Anesta in October 2000, we established a dedicated sales force for ACTIQ and have made ongoing changes to our marketing approach that have resulted in higher sales. A 6.6% average domestic price increase in the second quarter of 2001 also contributed to higher sales.

    . Sales of GABITRIL increased 41%. This increase is the result of increased demand in the U.S. market and the expansion of our sales efforts into Europe in the first quarter of 2002 as a result of the acquisition of European rights to GABITRIL. Additionally, an average increase in domestic prices of 10% in the second quarter of 2001 contributed to the sales increase.

    . Sales of Group Lafon products, acquired on December 28, 2001, were $22,197,000 during the first quarter of 2002. The most significant product sales during the period were $11,077,000 of SPASFON, used for biliary/urinary tract spasm and irritable bowel syndrome. Additionally, sales include $2,607,000 of MODIODAL, the French trade name for PROVIGIL.

     Total other revenues increased by $9,448,000, or 151%. This increase was due primarily to revenues recognized under our licensing, development and marketing collaborations with Sanofi-Synthelabo, which began in October 2001, and H. Lundbeck A/S, partially offset by a decrease in revenue due to the March 31, 2001 termination of our collaboration with Takeda Abbott Pharmaceuticals.

     Cost of Product Sales-- The cost of product sales in the first quarter of 2002 decreased to 14% of product sales from 20% in the first quarter of 2001 due principally to the positive effects of the Group Lafon acquisition.

     Research and Development Expenses--Research and development expenses increased 52% to $29,823,000 in the first quarter of 2002 from $19,611,000 in the first quarter of 2001. An increase of $3,900,000 is attributable to higher expenditures on drug development and manufacturing costs for our compounds that have progressed into later stages of development and infrastructure costs to support the growing number of ongoing clinical trials including Phase 2 clinical studies for CEP-1347 and studies of PROVIGIL related to our efforts to expand the label for PROVIGIL beyond its current indication. In addition, we incurred $5,038,000 of research and development expenses in the first quarter of 2002 at Group Lafon.

     Selling, General and Administrative Expenses--Selling, general and administrative expenses increased 65% to $40,284,000 for the quarter ended March 31, 2002 from $24,365,000 for the first quarter of 2001 primarily due to an increase of $3,300,000 in external sales and marketing expenses and an increase of $2,400,000 in the size of our internal sales force to promote and support PROVIGIL, ACTIQ and GABITRIL. In addition, we incurred $8,419,000 of selling, general and administrative expenses in the first quarter of 2002 at Group Lafon.

     Depreciation and Amortization Expenses--Depreciation and amortization expenses increased to $8,293,000 in the first quarter of 2002 from $3,489,000 in the first quarter of 2001 due primarily to amortization expense of $2,733,000 for intangible assets acquired in our acquisition of Group Lafon. In addition, we incurred $1,216,000 of depreciation expense associated with assets acquired from Group Lafon.

     Other Income and Expense--Interest income increased by $1,363,000 from the first quarter of 2001 due to higher average investment balances, partially offset by lower average rates of return. Interest expense increased by $10,178,000 from the first quarter of 2001 due primarily to interest recorded on the $783,000,000 of outstanding convertible subordinated notes and the $50,000,000 of debt related to the joint venture restructuring. Other expenses decreased by $212,000 due to the fluctuation in the currency exchange value of the pound Sterling (GBP) relative to the U.S. dollar.

     Income Taxes--Income taxes of $1,985,000 recorded in the first quarter of 2002 represent foreign income tax expense associated with activities in France.

     Dividends on Convertible Exchangeable Preferred Stock--In the first quarter of 2001, we recognized $2,266,000 of dividend expense associated with the previously outstanding shares of preferred stock. These outstanding preferred shares were converted during the second and third quarters of 2001 into an aggregate of 6,974,998 shares of our common stock.

    Extraordinary Charge on Early Extinguishment of Debt-- The purchase of the investor's Class A interests in the joint venture resulted in the recognition of an extraordinary charge of $7,142,000 during the first quarter of 2002.

This amount consists of the write-off of $4,642,000 of the remaining costs associated with the formation of the joint venture which were capitalized, and a $2,500,000 loss on the early extinguishment of debt.

     Cumulative Effect of Changing Inventory Costing Method from FIFO to LIFO-- Effective January 1, 2002, we changed our method of valuing inventories from the first-in, first-out, or FIFO method, to the last-in, first-out, or LIFO method. We recognized a charge of $3,534,000 in the first quarter of 2002 as the cumulative effect of adopting the LIFO inventory valuation method. The acquisition of Group Lafon's manufacturing operations and the expansion of our internal manufacturing capacity for ACTIQ has reduced our reliance on third party manufacturers and sharpened management's focus on minimizing the cost of manufacturing products. Consistent with this goal, the LIFO method reflects current changes to manufacturing costs on the statement of operations on a more timely basis, resulting in a better matching of currents costs of products sold with product revenues.

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

     Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 1 of this Form 10-Q and Note 1 to the consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2001. Management considers the following policies to be the most critical in understanding the more complex judgments that are involved in preparing our consolidated financial statements and the uncertainties that could impact its results of operations, financial position and cash flows.

     Revenue recognition--Product sales are recognized upon shipment of product and are recorded net of estimated reserves for contractual allowances, discounts and returns. Contractual allowances result from sales under contracts with managed care organizations and government agencies. The reserve for contractual allowances is based on an estimate of prescriptions to be filled for individuals covered by government agencies and managed care organizations with whom we have contracts. The reserve for product returns is determined by reviewing the history of each product's returns and by utilizing reports purchased from external, independent sources which produce prescription data, wholesale stocking levels and wholesale sales to retail pharmacies. This data is reviewed to monitor product movement through the supply chain to identify remaining inventory in the supply chain that may result in reserves for contractual allowances or returns. The reserves are reviewed at each reporting period and adjusted to reflect data available at that time. To the extent our estimate of allowances is inaccurate, we will adjust the reserve which will impact the amount of product sales revenue recognized in the period of the adjustment. Product returns are permitted with respect to unused pharmaceuticals based on expiration dating of our product. To date, product returns have not been material.

     Revenue from collaborative agreements may consist of up-front fees, ongoing research and development funding and milestone payments. Effective January 1, 2000, we adopted the SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). In accordance with SAB 101, non-refundable up-front fees are deferred and amortized to revenue over the related performance period. We estimate our performance period based on the specific terms of each collaborative agreement, but actual performance may vary. We adjust the performance periods based upon available facts and circumstances. Periodic payments for research and development activities are recognized over the period that we perform the related activities under the terms of the agreements. Revenue resulting from the achievement of milestone events stipulated in the agreements is recognized when the milestone is achieved. Milestones are based upon the occurrence of a substantive element specified in the contract or as measure of substantive progress towards completion under the contract.

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

Based upon our historical experience and any specific customer collection issues that are identified, management uses its judgment to establish and evaluate the adequacy of our allowance for estimated credit losses. While such credit losses have been within our expectations and the allowance provided, we cannot guarantee that it will continue to experience the same credit loss rates as it has in the past. Also, as of March 31, 2002, approximately 91% of our U.S. trade accounts receivable were due from three pharmaceutical wholesalers. Any significant changes in the liquidity or financial position of these wholesalers could have a material adverse impact on the collectability of our accounts receivable and our future operating results.

     Inventories--Our inventories are valued at the lower of cost or market, and include the cost of raw materials, labor and overhead. We changed our method of valuing inventories from the first-in, first-out, or FIFO method, to the last-in, first-out, or LIFO method, effective January 1, 2002. The acquisition of Group Lafon's manufacturing operations and the expansion of our internal manufacturing capacity for ACTIQ has reduced our reliance on third party manufacturers and sharpened management's focus on minimizing the cost of manufacturing products. Consistent with this goal, the LIFO method reflects current changes to manufacturing costs on the statement of operations on a more timely basis, resulting in a better matching of currents costs of products sold with product revenues. The majority of our inventories are subject to expiration dating. We continually evaluate the carrying value of our inventories and when in the opinion of management, factors indicate that impairment has occurred, either a reserve is established against the inventories' carrying value or the inventories are completely written off. Management bases these decisions on the level of inventories on hand in relation to our estimated forecast of product demand, production requirements over the next twelve months and the expiration dates of raw materials and finished goods. Although we make every effort to ensure the accuracy of forecasts of future product demand, any significant unanticipated decreases in demand could have a material impact on the carrying value of our inventories and our reported operating results.

     Valuation of Fixed Assets, Goodwill and Intangible Assets--Our fixed assets and intangible assets (which consist primarily of developed technology, trademarks, and product and marketing rights) have been recorded at cost and are being amortized on a straight-line basis over the estimated useful life those assets. In conjunction with acquisitions of businesses or product rights, we allocate the purchase price based upon the relative fair values of the assets acquired and liabilities assumed. In certain circumstances, fair value may be assigned to purchased in-process technology and immediately expensed. The valuation of goodwill and intangible assets and the estimation of appropriate useful lives to apply to them requires us to use our judgment. We continually assess the impairment of intangibles, long-lived assets and goodwill and will adjust the balance whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operating performance of our fixed assets and acquired businesses and products. Future events could cause us to conclude that impairment indicators exist and the carrying values of our fixed assets, intangible assets or goodwill are impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations.

     Income taxes--We have provided for income taxes related to our foreign subsidiaries in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax and financial reporting bases of assets and liabilities. We have a history of losses from U.S. operations, which has generated significant federal and state tax net operating loss (NOL) carryforwards of approximately $344,139,000 and $147,620,000, respectively as of December 31, 2001. Generally accepted accounting principles require us to record a valuation allowance against the deferred tax asset associated with this NOL carryforward if it is more likely than not that we will not be able to utilize the NOL carryforward to offset future taxes. Due to the size of the NOL carryforward in relation to our history of unprofitable operations, we have not recognized a net deferred tax asset.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and investments at March 31, 2002 were $594,051,000, representing 43% of total assets.

   Net Cash Provided by (Used for) Operating Activities

     Net cash provided by operating activities was $8,671,000 for the three months ended March 31, 2002 as compared to net cash used for operating activities of $13,712,000 for the same period in 2001. The main factors that contributed to the net cash provided by operating activities in 2002 are as follows:

    . The net loss before preferred dividends was $2,871,000 in 2002, as compared to $9,542,000 in 2001, as a result of the increase in product sales. In addition, we recognized the following non-cash transactions in the first quarter of 2002: $8,293,000 of depreciation and amortization expense, $5,055,000 of non-cash interest expense on our convertible subordinated notes, $1,405,000 of non-cash compensation expense, and $3,534,000 associated with changing our inventory costing method from FIFO to LIFO.

    . Accounts payable decreased $9,013,000 and accrued expenses decreased $4,212,000. The decrease in accrued expenses is due primarily to payments of $4,251,000 for bonuses related to 2001 and payments of $4,641,000 related to the Group Lafon acquisition, partially offset by an increase of $5,986,000 in accrued interest payable for the outstanding convertible subordinated notes.

   Net Cash (Used for) Provided by Investing Activities

     A summary of net cash (used for) provided by investing activities is as follows:

                                                                            Three months ended
                                                                                 March 31,
                                                                        2002                 2001
                                                                        -----                ----
Purchases of property and equipment..........................      $ (3,038,000)         $(1,389,000)
Acquisition of intangible assets.............................        (4,974,000)                   --
Sales and maturities (purchases) of investments, net.........       (83,368,000)           22,972,000
                                                                   -------------         ------------
Net cash (used for) provided by investing activities.........      $(91,380,000)         $ 21,583,000
                                                                   =============         ============

        --Acquisition of intangible assets

     The acquisition of intangible assets during the three months ended March 31, 2002 represents payments in connection with our December, 2001 acquisition of expanded rights to GABITRIL in Europe and other countries worldwide.

   Net Cash (Used for) Provided by Financing Activities

     A summary of net cash provided by (used for) financing activities is as follows:

                                                                            Three months ended
                                                                                March 31,
                                                                          2002             2001
                                                                          -----            ----
Proceeds from exercises of common stock options and warrants........      $2,057,000       $13,883,000
Payments to acquire treasury stock..................................        (40,000)                --
Preferred dividends paid............................................              --       (2,266,000)
Principal payments on and retirement of long-term debt..............    (11,144,000)         (669,000)
                                                                        ------------       -----------
Net cash (used for) provided by financing activities................    $(9,127,000)       $10,948,000
                                                                        ============       ===========

     --Proceeds from exercises of common stock options and warrants

     During the three months ended March 31, 2002, we received proceeds of approximately $2,057,000 from the exercise of approximately 117,000 common stock options compared to proceeds of $13,883,000 from the exercise of approximately 643,000 common stock options during the same period in 2001. At March 31, 2002, options to purchase approximately 5,541,000 shares of our common stock at various exercise prices were outstanding. The extent and timing of future option exercises, if any, are primarily dependent upon the market price of our common stock and general financial market conditions, as well as the exercise prices and expiration dates of the options.

     --Payments to acquire treasury stock

     Under our Equity Compensation Plan, we may grant restricted stock awards to employees. Upon vesting, shares of Cephalon common stock are withheld from the employee's stock award and returned to the treasury for the corresponding dollar value of payroll-related taxes.

   --Preferred dividends paid

      The dividend payment of $2,266,000 during the first quarter of 2001 relates to the previously outstanding shares of convertible, exchangeable preferred stock. These outstanding preferred shares were converted during the second and third quarters of 2001 into an aggregate of 6,974,998 shares of our common stock.

   --Principal payments on long-term debt

     In January 2002, we made a payment of $6,000,000 to Abbott Laboratories due under our licensing agreement for U.S. product rights to GABITRIL. Payments of $4,481,000 were also made during the first quarter of 2002 on the notes payable, bank debt and other lines of credit assumed with the acquisition of Group Lafon. In addition, for all periods presented, principal payments on long-term debt include payments on mortgage and building improvements loans and payments on capital lease obligations.

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

     --Related Party

     In August 1992, we exclusively licensed our rights to MYOTROPHIN for human therapeutic use within the United States, Canada and Europe to Cephalon Clinical Partners, L.P., or CCP. We developed MYOTROPHIN on behalf of CCP under a research and development agreement. Under this agreement, CCP granted an exclusive license to manufacture and market MYOTROPHIN for human therapeutic use within the United States, Canada and Europe, and we agreed to make royalty payments equal to a percentage of product sales and a milestone payment of approximately $16,000,000 upon regulatory approval. We have a contractual option, but not an obligation, to purchase all of the limited partnership interests of CCP, which is exercisable upon the occurrence of certain events following the first commercial sale of MYOTROPHIN. If, and only if, we decide to exercise this purchase option, we would make an advance payment of approximately $40,275,000 in cash or, at our election, approximately $42,369,000 in shares of common stock or a combination thereof. Should we discontinue development of MYOTROPHIN, or if we do not exercise this purchase option, our license will terminate and all rights to manufacture or market MYOTROPHIN in the United States, Canada and Europe will revert to CCP, which may then commercialize MYOTROPHIN itself or license or assign its rights to a third party. In that event, we would not receive any benefits from such commercialization, license or assignment of rights.

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

Outlook

     Cash, cash equivalents and investments at March 31, 2002 were $594,051,000. Prior to 2001, we historically have had negative cash flows from operations and have used the proceeds of public and private placements of our equity and debt securities to fund operations. We currently believe that projected increases in sales of our three U.S. marketed products, PROVIGIL, ACTIQ and GABITRIL, in combination with other revenues, will allow us to achieve continued profitability and positive cash flows from operations in 2002. At this time, however, we cannot accurately predict the effect of certain developments on future product sales such as the degree of market acceptance of our products, competition, the effectiveness of our sales and marketing efforts and our ability to demonstrate the utility of our products in indications beyond those already included in the FDA approved labels. Other revenues include receipts from collaborative research and development agreements and co-promotion agreements. The continuation of any of these agreements is subject to the achievement of certain milestones and to periodic review by the parties involved.

     We expect to continue to incur significant expenditures associated with manufacturing, selling and marketing our products and conducting additional clinical studies to explore the utility of these products in treating disorders beyond those currently approved in their respective labels. We also expect to continue to incur significant expenditures to fund research and development activities for our other product candidates. We may seek sources of funding for a portion of these programs through collaborative arrangements with third parties. However, we intend to retain a portion of the commercial rights to these programs and, as a result, we still expect to spend significant funds on our share of the cost of these programs, including the costs of research, preclinical development, clinical research and manufacturing.

     We may have significant fluctuations in quarterly results based primarily on the level and timing of:

     .   product sales and cost of product sales;

     .   achievement and timing of research and development milestones;

     .   co-promotion and other collaboration revenues;

     .   cost and timing of clinical trials; and

     .   marketing and other expenses.

     In December 2001, we acquired Group Lafon, which gave us worldwide control of the intellectual property, marketing, and manufacturing rights related to modafinil, the active drug substance in PROVIGIL. PROVIGIL accounted for approximately 66% of our total product sales for the year ended December 31, 2001. By consolidating our financial results with those of Group Lafon, we expect to reduce significantly our cost of goods sold related to PROVIGIL. The bulk of these cost savings result from eliminating the effect of preexisting contractual arrangements between us and Group Lafon.

     In the second quarter of 2001, we completed a private placement of $400,000,000 of 5.25% convertible subordinated notes due May 2006. In December 2001, we completed a private placement of $600,000,000 of 2.50% convertible subordinated notes due December 2006. In March 2002, we completed a private placement of $55,000,000 of 3.875% convertible notes due March 2007 to acquire all of the joint venture interests of an unaffiliated third party investor. The 5.25% notes, 2.50% notes and 3.875% notes are convertible at the option of the holders into our common stock at per share conversion prices of $74.00, $81.00 and $70.36, respectively. There is currently $838,000,000 of convertible notes outstanding. The annual interest payments on the outstanding balance of convertible notes will be $26,739,000, payable semiannually.

     On various dates during the fourth quarter of 2001, certain holders of our 5.25% convertible notes approached us, and we agreed, to exchange $217,000,000 of the outstanding 5.25% convertible notes due May 2006 into 3,691,705 shares of our common stock. The exchange transactions were completed using common stock prices that equalized the fair value of the debt instrument with the fair value of our common stock on the dates of the transactions. Since the notes were then trading at a premium, the notes were exchanged at equivalent common stock prices that were less than the original conversion price of $74.00 per share. As a result, we recognized non-cash debt exchange expense totaling $52,444,000 in the fourth quarter of 2001 based on the reduction of the original conversion price in accordance with SFAS No. 84, "Induced Conversion of Convertible Debt." We agreed to these exchanges to improve our debt to equity ratio.

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

For the three months ended March 31, 2002, approximately 63% of our total revenues were derived from U.S. sales of PROVIGIL, GABITRIL and ACTIQ. We cannot be certain that these products will continue to be accepted in their markets. Specifically, the following factors, among others, could affect the level of market acceptance of PROVIGIL, GABITRIL and ACTIQ, including:

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

    Any materials adverse developments with respect to the sale or use of PROVIGIL, GABITRIL or ACTIQ could significantly reduce our product revenue and have a material adverse effect on our ability to generate net income and positive net cash flow from operations.

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

     We have initiated clinical studies to examine whether or not PROVIGIL and GABITRIL are effective and safe when used to treat disorders outside their current indications. Although some study data has been positive, additional studies in these disorders will be necessary before we can apply regulatory authorities to expand the authorized uses of these products. We do not know whether these studies will demonstrate safety and efficacy, or if they do, whether we will succeed in receiving regulatory approval to market PROVIGIL and GABITRIL for additional disorders. If the results of some of these studies are negative, or if adverse experiences are reported in these clinical studies or otherwise in connection with the use of these products by patients, this could undermine physician and patient comfort with the products, limit their commercial success, and diminish their acceptance. Even if the results of these studies are positive, the impact on sales of PROVIGIL and GABITRIL may be minimal unless we are able to obtain FDA and foreign medical authority approval to expand the authorized use of these products. FDA regulations limit our ability to communicate the results of additional clinical studies to patients and physicians without first obtaining approval for any expanded uses.

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

As our products are used commercially, unintended side effects, adverse reactions or incidents of misuse may occur that could result in additional regulatory controls, and reduced sales of our products.

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

We may not be able to maintain adequate protection for our intellectual property or market exclusivity for our products and therefore potential competitors may develop competing products, which could result in a decrease in sales and market share, cause us to reduce prices to compete successfully, and limit our commercial success.

    We place considerable importance on obtaining patent protection for new technologies, products and processes. To that end, we file applications for patents covering the composition of matter or uses of our drug candidates or our proprietary processes. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal, scientific, and factual questions. To date, there has emerged no consistent policy regarding breadth of claims in such companies' patents. Accordingly, the patents and patent applications relating to our products, product candidates and technologies may be challenged, invalidated or circumvented by third parties and might not protect us against competitors with similar products or technology. Patent disputes are frequent and can preclude commercialization of products. If we ultimately lose any disputes, we could be subject to competition or significant liabilities, we could be required to enter into third party licenses or we could be required to cease using the technology or product in dispute. In addition, even if such licenses are available, the terms of the license requested by the third party could be unacceptable to us.

    The composition of matter patent for modafinil expired in 2001. We license or own U.S. and foreign patent rights covering the particle size pharmaceutical composition of modafinil that expire between 2014 and 2015. Ultimately, these particle size patents might be found invalid if challenged by a third party or a potential competitor could develop a competing product or product formulation that would avoid infringement of these patents. If a competitor developed a competing product that avoided infringement, our revenues from our modafinil-based products could be significantly and negatively impacted.

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

We may incur additional losses.

     The quarter ended September 30, 2001 was our first profitable quarter from commercial operations since inception and our accumulated deficit was $579,562,000 at March 31, 2002. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from selling, general and administrative costs associated with our operations. In order for us to maintain profitability from commercial operations, we must continue to achieve product and other revenue at or above their current levels. Moreover, our future growth depends, in part, on our ability to obtain regulatory approvals for future products, or for existing products in new indications, and our ability to successfully develop, commercialize, manufacture and market any other product candidates.

Manufacturing, supply and distribution problems may create supply disruptions that could result in a reduction of product sales revenue, and damage commercial prospects for our products.

    At our two manufacturing facilities in France, we product the active drug substance modafinil and certain other commercial products. At our U.S. facility in Salt Lake City, Utah, we manufacture ACTIQ for international markets. For the remainder of our products, we rely on third parties for product manufacturing. In all cases, we must comply with all applicable regulatory requirements of the FDA and foreign authorities, including cGMP regulations. In addition, we must comply with all applicable regulatory requirements of the Drug Enforcement Administration, and analogous foreign authorities for certain products. The facilities used by us and third parties to manufacture, store and distribute our products are subject to inspection by regulatory authorities at any time to determine compliance with regulations. These regulations are complex, and any failure to comply with them could lead to remedial action, civil and criminal penalties and delays in production or distribution of material.

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

    We currently have a number of products that have been approved for sale in either the United States, foreign countries, or both. All of our approved products are subject to extensive continuing regulations relating to, among other things, testing, manufacturing, quality control labeling, and promotion. The failure to comply with any rules and regulations of the FDA or any foreign medical authority, or the post-approval discovery of previously unknown problems relating to our products could result in, among others:

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

    In addition, because PROVIGIL and ACTIQ contain active ingredients that are controlled substances, we are subject to regulation by the DEA and analogous foreign organizations relating to the manufacture, shipment, sale and use of the applicable products. These regulations also are imposed on prescribing physicians and other third parties, making the use of such products relatively complicated and expensive. Future products may contain controlled substances. The increased concern for safety by the FDA and the DEA with respect to products containing controlled substances can result in the imposition of restrictions on marketing or even withdrawal of regulatory approval for such products. In addition, negative publicity may bring about rejection of the product by the medical community. If the DEA, FDA or a foreign medical authority withdrew the approval of, or placed additional significant restrictions on the marketing of any of our products, our product sales and ability to promote our products could be substantially affected.

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

     In acquiring Group Lafon, we secured worldwide control of the intellectual property, marketing, and manufacturing rights related to modafinil, the active drug substance in PROVIGIL. PROVIGIL accounted for approximately 66% of our total product sales for the year ended December 31, 2001. By consolidating our financial results with those of Group Lafon, we expect to reduce our cost of product sales related to PROVIGIL. During the first quarter of 2002, we experienced a reduction in the cost of product sales related to PROVIGIL from approximately 22% of net sales to approximately 3% of net sales. While the bulk of these cost savings result from eliminating the effect of preexisting contractual arrangements between us and Group Lafon, there could be unanticipated costs associated with our operation and management of the Group Lafon business that could limit or eliminate these cost savings or other anticipated benefits of the Group Lafon acquisition. As a result, the future cost savings actually realized, if any, and other anticipated benefits could differ from, or their impact could be delayed compared to, our expectations as described herein.

The efforts of government entities and third party payors to contain or reduce the costs of health care may adversely affect our sales and limit the commercial success of our products.

    In certain foreign markets, pricing or profitability of pharmaceutical products is subject to various forms of direct and indirect governmental control. In the United States, there have been, and we expect there will continue to be, various federal and state proposals to implement similar government controls. The commercial success of our products could be limited if federal or state governments adopt any such proposals. In addition, in the United States and elsewhere, sales of pharmaceutical products depend in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party and government payors increasingly challenge the prices charged for products, and limit reimbursement levels offered to consumers for such products. Third party and government payors could focus their cost control efforts on our products, especially with respect to prices of and reimbursement levels for products prescribed outside their labeled indications. In these cases, these efforts could negatively impact sales of and profits, if any, on our products.

We experience intense competition in our fields of interest, which may adversely affect our business.

     Large and small companies, academic institutions, governmental agencies, and other public and private research organizations conduct research, seek patent protection, and establish collaborative arrangements for product development in competition with us. Products developed by any of these entities may compete directly with those we develop or sell. The conditions that our products treat, and some of the other disorders for which we are conducting additional studies, are currently treated with several drugs, many of which have been available for a number of years or are available in inexpensive generic forms. With respect to PROVIGIL, there are several other products used for the treatment of narcolepsy in the United States including methylphenidate, which is marketed under a number of brand names, including RITALIN(R) by Novartis, CONCERTA(R) tablets by Alva and METHYLIN(R) by Mallinckrodt, as well as competitive products in our other licensed territories, all of which have been available for a number of years and many of which are available in inexpensive generic forms. With respect to ACTIQ, we face competition from inexpensive oral opioid tablets and more expensive but quick-acting invasive (intravenous, intramuscular and subcutaneous) opioid delivery systems. Other technologies for rapidly delivering opioids to treat breakthrough pain are being developed, at least one of which is in clinical trials. With respect to GABITRIL, there are several products, including NEURONTIN(R) (gabapentin) by Pfizer, used as adjunctive therapy for the partial seizure market. Some are well-established therapies that have been on the market for several years while others have recently entered the partial seizure marketplace. In addition, several treatments for partial seizures are available in inexpensive generic forms. Thus we will need to demonstrate to physicians, patients and third party payors that the cost of our products is reasonable and appropriate in the light of their safety and efficacy, the price of competing products and the related health care benefits to the patient. In addition, many of our competitors have substantially greater capital resources, research and development staffs and facilities than we have, and substantially greater experience in conducting clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. These entities represent significant competition for us. In addition, competitors who are developing products for the treatment of neurological or oncological disorders might succeed in developing technologies and products that are more effective than any that we develop or sell or that would render our technology and products obsolete or noncompetitive. Competition and innovation from these or other sources, including advances in current treatment methods, could potentially affect sales of our products negatively or make them obsolete. In addition, we may be at a competitive marketing disadvantage against companies that have broader product lines and whose sales personnel are able to offer more complementary products than we can. Any failure to maintain our competitive position could adversely affect our business and results of operations.

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

    Because we have limited resources, we have entered into a number of collaboration agreements with other pharmaceutical companies, most importantly with Lundbeck and Sanofi-Synthelabo, related to our research efforts in Parkinson's and Alzheimer's disease, and solid tumors, respectively. In some cases our collaboration agreements call for our partner to control:

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

     A number of analysts and investors who follow our stock have developed models to attempt to forecast future product sales and have established earnings expectations based upon those models. These models, in turn, are based in part on estimates of projected revenue and earnings that we disclose publicly. Forecasting revenue growth is difficult, especially when there is little commercial history and when the level of market acceptance of our products is uncertain or, in the case of Group Lafon, when we have just recently acquired a portfolio of products. Forecasting is further complicated by the difficulties in estimating stocking levels at pharmaceutical wholesalers and at retail pharmacies and in estimating potential product returns. As a result, it is likely that there will be significant fluctuations in revenues, which may not meet with market expectations and which also may adversely affect our stock price. There are a number of other factors that may cause our financial results to fluctuate unexpectedly, including:

      .  the cost of product sales;
      . achievement and timing of research and development milestones; . co-promotion and other collaboration revenues;
      .  cost and timing of clinical trials;
      .  marketing and other expenses; and
      .  manufacturing or supply disruption.

The price of our common stock has been and may continue to be highly volatile.

    The market price of our common stock is volatile, and we expect it to continue to be volatile for the foreseeable future. For example, from January 1, 2001 through May 10, 2002, our common stock traded at a high price of $78.880 and a low price of $36.375. Negative announcements, including, among others:

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

     Historically, a portion of our product sales has been earned in currencies other than the U.S. dollar. As a result of our acquisition of Group Lafon, we expect that the portion of our product sales denominated in the euro and other local currencies will increase. We translate revenue earned from product sales into U.S. dollars at the average exchange rate applicable during the relevant period. A strengthening of the dollar could, therefore, reduce our earnings. Consequently, fluctuations in the rate of exchange between the U.S. dollar and the euro and other local currencies may affect period-to-period comparisons of our operating results. In addition, we may face exposure to the extent that exchange rate fluctuations affect the repayment of certain intercompany indebtedness. Finally, the balance sheet of our foreign operations will be translated into U.S. dollars at the period-end exchange rate. This latter exposure will result in changes to the translated value of assets and liabilities, with the impact of the translations included as a component of stockholders' equity.

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

    As of March 31, 2002, we had significant levels of indebtedness that, among other things, could make it difficult for us to make payments on our indebtedness or to obtain financing in the future, limit our future flexibility and make us more vulnerable in the event of a downturn in our business. Unless we are able to generate sufficient cash flow from operations to service our indebtedness, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we could consider unacceptable, we may not have either cash available or be able to obtain funding to permit us to meet our debt service obligations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    There have been no material changes in quantitative and qualitative market risk from the disclosure included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

PART II - OTHER INFORMATION

  Item 1.      Legal Proceedings

               The information set forth in Footnote 4 to the Notes to Consolidated Financial Statements included herein is hereby incorporated by reference.

  Item 2.      Changes in Securities and Use of Proceeds

                  On March 29, 2002, we issued and sold in a private placement
               $55,000,000 aggregate principal amount of 3.875% Convertible Notes due March 29, 2007. The notes were issued and sold to the purchaser in a transaction exempt from registration requirements of the Securities Act of 1933, as amended, because the offer and sale of the notes did not involve a public offering.

                  We are obligated to pay interest on the notes at a rate of
               3.875% per year on each of April 15 and October 15, beginning October 15, 2002. The notes also are convertible into our common stock, at the option of the holders, at a price of $70.36 per share, subject to adjustment upon certain events.

                  The holders of the notes may elect to require us to redeem the notes on March 28, 2005 at a redemption price equal to 100% of the principal amount of notes submitted for redemption, plus accrued and unpaid interest. In certain other circumstances, at the option of the holders, we may be required to repurchase the notes at 100% of the principal amount of the notes submitted for repurchase, plus accrued and unpaid interest.

                  In connection with our offer and sale of the notes, we have agreed to file, on or prior to May 28, 2002, a registration statement on Form S-3 to register the resale of the shares of common stock issuable upon conversion of the notes.

  Item 6.      Exhibits and Reports on Form 8-K

               (a)         Exhibits:

                              Exhibit
                                No.     Description
                               ----     -----------
                               4.1      Form of 3.875% Convertible Promissory
                                        Note due March 29, 2007.

                               4.2      Registration Rights Agreement dated
                                        March 29, 200 between Cephalon, Inc. and
                                        Anthem Investors, LLC.

                               10.1     Amendment to Consulting Agreement
                                        between Cephalon, Inc. and Martyn D.
                                        Greenacre dated April 1, 2002.

                               18.1     Preferability Letter from Arthur
                                        Andersen LLP.

               (b)         Reports on Form 8-K:

                           During the first quarter of 2002, the Registrant filed the following Current Reports on Form 8-K:

                           (i) On January 10, 2002, Cephalon, Inc. filed the Press Release dated December 28, 2001 publicly announcing the completion of the acquisition of Group Lafon.

                           (ii) On February 13, 2002, Cephalon, Inc. filed an amended Current Report on Form 8-K/A to include the pro forma financial information and financial statements of Group Lafon.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CEPHALON, INC.
                                           (Registrant)

May 15, 2002                               By  /s/  Frank Baldino, Jr.
                                              --------------------------

                                           Frank Baldino, Jr., Ph.D.
                                           Chairman and Chief Executive Officer
                                           (Principal executive officer)

                                           By  /s/  J. Kevin Buchi
                                              ----------------------

                                           J. Kevin Buchi
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal financial and accounting
                                            officer)