Form 10-Q/A
period 2002-03-31
CEPHALON INC
filed 2002-05-24
CIK 873364

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                (Amendment No. 1)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.     Yes   X    No _______
:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding as of May 10, 2002
----------------------------------                ------------------------------
   Common Stock, par value $.01                           55,073,424 Shares

This Report Includes a Total of 3 Pages

This Form 10-Q/A is being filed for the purpose of amending and restating the information included in item 6(a), "Exhibits," and filing Exhibit 18.1, which was inadvertently omitted from this Form 10-Q as filed on May 15, 2002.

  Item 6.      Exhibits and Reports on Form 8-K

               (a)         Exhibits:

                              Exhibit
                                No.     Description
                               ----     -----------
                               4.1*     Form of 3.875% Convertible Promissory
                                        Note due March 29, 2007.

                               4.2*     Registration Rights Agreement dated
                                        March 29, 200 between Cephalon, Inc. and
                                        Anthem Investors, LLC.

                               10.1*    Amendment to Consulting Agreement
                                        between Cephalon, Inc. and Martyn D.
                                        Greenacre dated April 1, 2002.

                               18.1**   Preferability Letter from Arthur
                                        Andersen LLP.

                           * Previously filed as an exhibit to this Form 10-Q and incorporated herein by reference.

                           **  Filed herewith.

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

                                           CEPHALON, INC.
                                           (Registrant)

May 24, 2002                               By  /s/  Frank Baldino, Jr.
                                              --------------------------

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