Form 10-K/A
period 2001-12-31
CEPHALON INC
filed 2002-06-05
CIK 873364

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-K/A
                                (Amendment No. 2)

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each
  Title of each class                               exchange on which registered
  -------------------                               ----------------------------
         None                                                   None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)
                               ------------------

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

     This Form 10-K/A is being filed for the purpose of amending and restating certain information included under the heading "Exhibits" within Item 14 of Part IV of the Form 10-K/A as previously filed and refiling certain exhitits previously filed.

================================================================================

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

Exhibit
  No.     Description
  ---     -----------
  3.1     Restated Certificate of Incorporation, as amended. (Exhibit 3.1) (11).

  3.2     Bylaws of the Registrant, as amended. (Exhibit 3.1) (11).

  4.1 Specimen copy of stock certificate for shares of Common Stock of the Registrant. (Exhibit 4.1) (3).

  4.2(a) Amended and Restated Rights Agreement, dated as of January 1, 1999 between Cephalon, Inc. and StockTrans, Inc. As Rights Agent. (Exhibit
          1) (17).

Exhibit
  No.         Description
  ---         -----------
  4.2(b)      First Amendment to Amended and Restated Rights Agreement, dated
              July 31, 2000 between Cephalon, Inc. and StockTrans, Inc. as
              Rights Agent. (Exhibit 1) (20).

  4.3(a) Specimen Preferred Stock Certificate of Cephalon, Inc. (Exhibit 4.1) (14).

  4.3(b) Certificate of the Powers, Designations, Preferences and Rights of the $3.625 Convertible Exchangeable Preferred Stock filed August 17, 1999. (Exhibit 4.2) (14).

  4.3(c) Indenture, dated as of August 18, 1999 between Cephalon, Inc. and State Street Bank and Trust Company, as Trustee. (Exhibit 4.3)
              (14).

  4.3(d) Form of Series A Warrant to purchasers of Units including a limited partnership interest in Cephalon Clinical Partners, L.P. (Exhibit 10.4) (2).

  4.3(e) Form of Series B Warrant to purchasers of Units including a limited partnership interest in Cephalon Clinical Partners, L.P. (Exhibit 10.5) (2).

  4.3(f) Incentive Warrant to purchase 115,050 shares of Common Stock of Cephalon, Inc. issued to PaineWebber Incorporated. (Exhibit 10.6)
              (2).

  4.3(g) Fund Warrant to purchase 19,950 shares of Common Stock of Cephalon, Inc. issued to PaineWebber R&D Partners III, L.P. (Exhibit 10.7) (2).

  4.4(a) Indenture, dated as of May 7, 2001 between Cephalon, Inc. and State Street Bank and Trust Company, as Trustee. (Exhibit 4.1)
              (27).

  4.4(b) Registration Rights Agreement, dated May 7, 2001 between Cephalon, Inc. and Robertson Stephens, Inc., Adams, Harkness & Hill, Inc., Banc of America Securities LLC, CIBC World Markets Corp., SG Cowen Securities Corporation, UBS Warburg LLC, U.S. Bancorp Piper Jaffray Inc., as Purchasers. (Exhibit 4.2) (27).

  4.5(a) Indenture, dated as of December 11, 2001 between Cephalon, Inc. and State Street Bank and Trust Company, as Trustee. (Exhibit 4.1)
              (28).

  4.5(b) Registration Rights Agreement, dated as of December 11, 2001 between Cephalon, Inc. and Credit Suisse First Boston Corporation, Robertson Stephens, Inc., CIBC World Markets Corp., SG Cowen Securities Corporation, UBS Warburg LLC, U.S. Bancorp Piper Jaffray Inc., Adams, Harkness & Hill, Inc. and Banc of America Securities, as the Initial Purchasers. (Exhibit 4.2) (28).

  10.1 Letter agreement, dated March 22, 1995 between Cephalon, Inc. and the Salk Institute for Biotechnology Industrial Associates, Inc. (Exhibit 99.1) (8).

  10.2        Deliberately omitted.

  10.3 Stock Purchase Agreement, dated July 28, 1995 between Cephalon, Inc. and Kyowa Hakko Kogyo Co., Ltd. (Exhibit 99.3) (9).

  10.4(a) License Agreement, dated May 15, 1992 between Cephalon, Inc. and Kyowa Hakko Kogyo Co., Ltd. (Exhibit 10.6) (1) (15).

  10.4(b) Letter agreement, dated March 6, 1995 amending the License Agreement between Cephalon, Inc. and Kyowa Hakko Kogyo Co., Ltd. (Exhibit 10.4(b)) (7) (15).

  10.4(c) Letter agreement, dated May 11, 1999 amending the License Agreement between Cephalon, Inc. and Kyowa Hakko Kogyo Co., Ltd. (Exhibit 10.4(c)) (15) (18).

  +10.5(a) Cephalon, Inc. Amended and Restated 1987 Stock Option Plan. (Exhibit 10.7) (1).

  +10.5(b)    Cephalon, Inc. Equity Compensation Plan. (Exhibit 10.6(b)) (10).

  +10.5(c) Cephalon, Inc. Non-Qualified Deferred Compensation Plan. (Exhibit 10.6(b)) (3).

  +10.5(d) Cephalon, Inc. 2000 Equity Compensation Plan For Employees and Key Advisors. (Exhibit 99.1) (21).

Exhibit
  No.         Description
  ---         -----------
  10.6(a)     Amended and Restated Agreement of Limited Partnership, dated as of
              June 22, 1992 by and among Cephalon Development Corporation, as general partner, and each of the limited partners of Cephalon
              Clinical Partners, L.P. (Exhibit 10.1) (2).

  10.6(b) Amended and Restated Product Development Agreement, dated as of August 11, 1992 between Cephalon, Inc. and Cephalon Clinical Partners, L.P. (Exhibit 10.2) (2) (15).

  10.6(c) Purchase Agreement, dated as of August 11, 1992 by and between Cephalon, Inc. and each of the limited partners of Cephalon Clinical Partners, L.P. (Exhibit 10.3) (2) (15).

  10.6(d) Pledge Agreement, dated as of August 11, 1992 between Cephalon Clinical Partners, L.P. and Cephalon, Inc. (Exhibit 10.8) (2).

  10.6(e) Promissory Note, dated as of August 11, 1992 issued by Cephalon Clinical Partners, L.P. to Cephalon, Inc. (Exhibit 10.9) (2).

  10.6(f) Form of Promissory Note, issued by each of the limited partners of Cephalon Clinical Partners, L.P. to Cephalon Clinical Partners, L.P. (Exhibit 10.10) (2).

  10.7 Supply, Distribution and License Agreement, dated as of July 27, 1993 between Kyowa Hakko Kogyo Co., Ltd. and Cephalon, Inc. (Exhibit 10.3) (4) (15).

  10.8(a) Agreement, dated January 7, 1994 between Cephalon, Inc. and Chiron Corporation. (Exhibit 10.1) (5) (15).

  10.8(b) Letter agreement, dated January 13, 1995 amending Agreement between Cephalon, Inc. and Chiron Corporation. (Exhibit 10.12(b))
              (7) (15).

  10.8(c) Letter agreement, dated May 23, 1995 amending Agreement between Cephalon, Inc. and Chiron Corporation. (Exhibit 10.12(c)) (10)
              (15).

  10.9(a) Agreement, dated May 17, 1994 between Cephalon, Inc. and TAP Holdings Inc. (formerly TAP Pharmaceuticals Inc.). (Exhibit 99.2)
              (6) (15).

  10.9(b) Amendment, dated June 28, 1996 amending Agreement between Cephalon, Inc. and TAP Holdings Inc. (Exhibit 10.13(b)) (11) (15).

  10.10 Toll Manufacturing and Packaging Agreement, dated February 24, 1998 between Cephalon, Inc. and Circa Pharmaceuticals, Inc. (Exhibit 10.12) (12) (15).

  10.11(a) Marketing and Development Collaboration Agreement, dated June 10, 1999 between Cephalon, Inc. and Abbott Laboratories Inc. (Exhibit 10.13) (13) (15).

  10.11(b) GABITRIL Product Agreement, dated October 31, 2000 between Cephalon, Inc. and Abbott Laboratories. (Exhibit 10.13(b)) (26)
              (15).

  10.11(c) Toll Manufacturing and Packaging Agreement, dated October 31, 2000 between Cephalon, Inc. and Abbott Laboratories. (Exhibit 10.13(c))
              (26) (15).

  10.12 Joint Research, Development and License Agreement, dated May 28, 1999 between Cephalon, Inc. and H. Lundbeck A/S. (Exhibit 10.14)
              (13) (15).

  10.13 Development and License Agreement, dated December 15, 1999 between Schwarz Pharma AG and Cephalon, Inc. (Exhibit 10.16) (15) (18).

  10.14(a) Managed Services Agreement, dated November 27, 2000 between Cephalon (UK) Limited and Novartis Pharmaceuticals UK Limited. (Exhibit 10.17(a)) (26) (15).

  10.14(b) License Agreement, dated November 27, 2000 between Cephalon, Inc. and Novartis AG. (Exhibit 10.17(b)) (26) (15).

  10.14(c) Collaboration Agreement, dated November 27, 2000 between Cephalon, Inc. and Novartis AG. (Exhibit 10.17(c)) (26) (15).

Exhibit
  No.     Description
  ---     -----------

  10.14(d) Distribution Agreement, dated November 27, 2000 between Cephalon (UK)
           Limited and Novartis Pharmaceuticals UK Limited. (Exhibit 10.17(d))(26) (15).

  10.15(a) Agreement and Plan of Merger, dated July 14, 2000 by and among
           Cephalon, Inc., Anesta Corp. and C Merger Sub, Inc. (Exhibit 99.1)
           (19).

  10.15(b) Distribution, License and Supply Agreement, dated December 7, 1999, between Anesta Corp. and Elan Pharma International Limited. (Exhibit 10.18) (15) (22).

  10.15(c) Termination and Asset Sale and Purchase Agreement, dated March 13,
           2000 between Abbott Laboratories, Inc. and Anesta Corp. (Exhibit 10.19) (15) (23).

  10.15(d) Technology License Agreement, dated September 16, 1985, as amended through December 3, 1993 between Anesta Corp. and the University of Utah Research Foundation. (Exhibit 10.11) (15) (24).

  10.15(e) Wiley Post Plaza Lease, dated December 7, 1994 between Anesta Corp.
           and Asset Management Services. (Exhibit 10.13) (25).

**10.16(a) Toll Manufacturing and Packaging Agreement, dated August 24, 1999 between Cephalon, Inc. and Catalytica Pharmaceuticals, Inc. (16).

**10.16(b) Amendment No. 1 to Toll Manufacturing and Packaging Agreement, dated
           July 3, 2001 between Cephalon, Inc. and Catalytica Pharmaceuticals, Inc. (16).

 *10.16(c) Amendment No. 2 to Toll Manufacturing and Packaging Agreement, dated
           October 9, 2001 between Cephalon, Inc. and Catalytica
           Pharmaceuticals, Inc. (16).

 *10.18 Consulting Agreement dated October 1, 2001 between Cephalon, Inc. and Martyn D. Greenacre.

 *23.1     Consent of Arthur Andersen LLP.

 *23.2     Consent of PricewaterhouseCoopers LLP.

 *24       Power of Attorney (included on the signature page to this Form 10-K
           Report).

 *99.1     Letter responsive to Temporary Note 3T to Article 3 of Regulation S-X

---------------

 * Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
**   Filed herewith.
 +   Compensation plans and arrangements for executives and others.

(1) Filed as an Exhibit to the Transition Report on Form 10-K for transition period January 1, 1991 to December 31, 1991, as amended by Amendment No. 1 filed on September 4, 1992 on Form 8.
(2) Filed as an Exhibit to the Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.
(3) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
(4) Filed as an Exhibit to the Registration Statement on Form S-3 (Registration No. 33-73896) filed on January 10, 1994.
(5) Filed as an Exhibit to the Company's Current Report on Form 8-K dated January 10, 1994.
(6) Filed as an Exhibit to the Company's Current Report on Form 8-K dated May 17, 1994.
(7) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
(8) Filed as an Exhibit to the Registration Statement on Amendment No. 1 to Form S-3 (Registration No. 33-93964) filed on June 30, 1995.
(9) Filed as an Exhibit to the Registration Statement on Amendment No. 2 to Form S-3 (Registration No. 33-93964) filed on July 31, 1995.

(10) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
(11) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
(12) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(13) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1999.
(14) Filed as an Exhibit to the Company's Registration Statement on Form S-3 (Registration No. 333-88985) filed October 14, 1999.
(15) Portions of the Exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment that has been granted by the Securities and Exchange Commission.
(16) Portions of the Exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment that is currently pending before the Securities and Exchange Commission.
(17) Filed as an Exhibit to the Company's Form 8-A/A (12G) filed on January 20, 1999.
(18) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(19) Filed as an Exhibit to the Company's Current Report on Form 8-K filed July 21, 2000.
(20) Filed as an Exhibit to the Company's Form 8-A/12G filed on August 2, 2000.
(21) Filed as an Exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-52640) filed on December 22, 2000.
(22) Filed as an Exhibit to Anesta Corp.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(23) Filed as an Exhibit to Anesta Corp.'s Quarterly Report on Form 10-Q for the period ending March 31, 2000.
(24) Filed as an Exhibit to Anesta Corp.'s Registration Statement on Form S-1 (File No. 33-72608) filed May 31, 1996.
(25) Filed as an Exhibit to Anesta Corp.'s Annual Report on Form 10-K (File No. 0-23160) for the fiscal year ended December 31, 1994.
(26) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(27) Filed as an Exhibit to the Company's Registration Statement on Form S-3 (Registration No. 333-62234) filed June 4, 2001.
(28) Filed as an Exhibit to the Company's Registration Statement on Form S-3 (Registration No. 333-82788) filed February 14, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 31, 2002

                                 Cephalon, Inc.


                                 By:        /s/ Frank Baldino, Jr.
                                     -------------------------------------------
                                               Frank Baldino, Jr., Ph.D.
                                         Chairman and Chief Executive Officer

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

                        Signature                                         Title                               Date
                        ---------                                         -----                               ----
                  /s/ Frank Baldino, Jr.                       Chairman and Chief Executive               May 31, 2002
----------------------------------------------------------        Officer (Principal executive
                Frank Baldino, Jr., Ph.D.                         officer)


                            *                                  Sr. Vice President and Chief               May 31, 2002
----------------------------------------------------------        Financial Officer (Principal
                      J. Kevin Buchi                              financial and accounting
                                                                  officer)


                            *                                  Director                                   May 31, 2002
----------------------------------------------------------
                     William P. Egan


                            *                                  Director                                   May 31, 2002
----------------------------------------------------------
                 Robert J. Feeney, Ph.D.


                            *                                  Director                                   May 31, 2002
----------------------------------------------------------
                   Martyn D. Greenacre


                            *                                  Director                                   May 31, 2002
----------------------------------------------------------
                 Charles A. Sanders, M.D.


                            *                                  Director                                   May 31, 2002
----------------------------------------------------------
                  Horst Witzel, Dr.-Ing.

* By Frank Baldino, Jr., as true and lawful attorney-in-fact.