Form 10-Q
period 2002-06-30
CEPHALON INC
filed 2002-08-13
CIK 873364

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

       For the Quarterly Period Ended June 30, 2002

   [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

       For the Transition Period from ______________ to _______________

       Commission File Number          0-19119
                              ---------------------

                                 CEPHALON, INC.
        ----------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 Delaware                                23-2484489
--------------------------------------------   --------------------------------
 (State Other Jurisdiction of Incorporation     (I.R.S. Employer Identification
              or Organization)                              Number)

  145 Brandywine Parkway, West Chester, PA               19380-4245
-------------------------------------------           -----------------
  (Address of Principal Executive Offices)               (Zip Code)

  Registrant's Telephone Number, Including Area Code      (610) 344-0200
                                                       --------------------

                                 Not Applicable
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No _____
                                              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                            Outstanding as of August 9, 2002
  ----------------------------------          --------------------------------
    Common Stock, par value $.01                     55,101,389 Shares

This Report Includes a Total of 38 Pages

                         CEPHALON, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                         Page No.
                                                                                         --------
PART I - FINANCIAL INFORMATION

  Item 1.   Consolidated Financial Statements (Unaudited)

            Consolidated Balance Sheets -                                                  3
            June 30, 2002 and December 31, 2001

            Consolidated Statements of Operations -                                        4
            Three and six months ended June 30, 2002 and 2001

            Consolidated Statements of Stockholders' Equity -                              5
            June 30, 2002 and December 31, 2001

            Consolidated Statements of Cash Flows -                                        6
            Six months ended June 30, 2002 and 2001

            Notes to Consolidated Financial Statements                                     7

  Item 2.   Management's Discussion and Analysis of                                       16
            Financial Condition and Results of Operations

  Item 3.   Quantitative and Qualitative Disclosure about Market Risk                     35

PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings                                                             36

  Item 2.   Changes in Securities and Use of Proceeds                                     36

  Item 4.   Submission of Matters to a Vote of Security Holders                           36

  Item 6.   Exhibits and Reports on Form 8-K                                              37

SIGNATURES                                                                                38

                         CEPHALON, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                            June 30,            December 31,
                                                                             2002                   2001
                                                                       ---------------        ---------------
                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash and cash equivalents                                            $   391,786,000        $   548,727,000
  Investments                                                              202,914,000             55,157,000
  Receivables, net                                                          83,211,000             75,192,000
  Inventory                                                                 49,173,000             47,513,000
  Other current assets                                                      11,574,000              7,872,000
                                                                       ---------------        ---------------
     Total current assets                                                  738,658,000            734,461,000

PROPERTY AND EQUIPMENT, net                                                 70,872,000             64,706,000
GOODWILL                                                                   248,565,000            248,911,000
INTANGIBLE ASSETS, net                                                     310,984,000            298,269,000
DEBT ISSUANCE COSTS                                                         24,237,000             26,720,000
OTHER ASSETS                                                                13,999,000             16,020,000
                                                                       ---------------        ---------------
                                                                       $ 1,407,315,000        $ 1,389,087,000
                                                                       ===============        ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                     $    30,781,000        $    24,536,000
  Accrued expenses                                                          40,181,000             49,370,000
  Current portion of long-term debt                                         20,646,000             32,200,000
  Current portion of deferred revenues                                         491,000                824,000
                                                                       ---------------        ---------------
     Total current liabilities                                              92,099,000            106,930,000

LONG-TERM DEBT                                                             871,422,000            866,589,000
DEFERRED REVENUES                                                            5,773,000              6,042,000
OTHER LIABILITIES                                                           11,192,000             10,795,000
                                                                       ---------------        ---------------
     Total liabilities                                                     980,486,000            990,356,000
                                                                       ---------------        ---------------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 5,000,000 shares authorized,
     2,500,000 shares issued, and none outstanding                                  --                     --
 Common stock, $.01 par value, 200,000,000 shares authorized,
     55,096,552 and 54,909,533 shares issued,
     and 54,867,674 and 54,685,792 shares outstanding                          551,000                549,000
 Additional paid-in capital                                                987,739,000            982,123,000
 Treasury stock, 228,878 and 223,741 shares outstanding, at cost            (9,803,000)            (9,523,000)
 Accumulated deficit                                                      (565,133,000)          (576,691,000)
 Accumulated other comprehensive income                                     13,475,000              2,273,000
                                                                       ---------------        ---------------
          Total stockholders' equity                                       426,829,000            398,731,000
                                                                       ---------------        ---------------
                                                                       $ 1,407,315,000        $ 1,389,087,000
                                                                       ===============        ===============

   The accompanying notes are an integral part of these consolidated financial statements.

                         CEPHALON, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            Three Months Ended                        Six Months Ended
                                                                 June 30,                                 June 30,
                                                      ------------------------------          ---------------------------------
                                                           2002             2001                   2002                2001
                                                      ------------------------------          ---------------------------------
REVENUES:

   Product sales                                      $ 108,767,000     $ 44,286,000          $ 204,570,000        $ 85,108,000
   Other revenues                                        11,960,000       11,913,000             27,658,000          18,163,000
                                                      -------------     ------------          -------------        ------------
                                                        120,727,000       56,199,000            232,228,000         103,271,000
                                                      -------------     ------------          -------------        ------------

COSTS AND EXPENSES:
   Cost of product sales                                 15,472,000        9,273,000             29,317,000          17,571,000
   Research and development                              31,401,000       20,894,000             61,224,000          40,505,000
   Selling, general and administrative                   44,911,000       27,291,000             85,195,000          51,656,000
   Depreciation and amortization                          8,042,000        3,562,000             16,335,000           7,051,000
                                                      -------------     ------------          -------------        ------------
                                                         99,826,000       61,020,000          $ 192,071,000         116,783,000
                                                      -------------     ------------          -------------        ------------


INCOME (LOSS) FROM OPERATIONS                            20,901,000       (4,821,000)            40,157,000         (13,512,000)
                                                      -------------     ------------          -------------        ------------
OTHER INCOME AND EXPENSE
   Interest income                                        3,770,000        3,039,000              6,640,000           4,546,000
   Interest expense                                      (9,782,000)      (4,136,000)           (21,280,000)         (5,456,000)
   Other expense                                           (460,000)         (72,000)            (1,298,000)         (1,110,000)
                                                      -------------     ------------          -------------        ------------
                                                         (6,472,000)      (1,169,000)           (15,938,000)         (2,020,000)
                                                      -------------     ------------          -------------        ------------

INCOME (LOSS) BEFORE INCOME TAXES                        14,429,000       (5,990,000)            24,219,000         (15,532,000)

INCOME TAXES                                                     --               --             (1,985,000)                 --
                                                      -------------     ------------          -------------        ------------
INCOME (LOSS) BEFORE DIVIDENDS ON PREFERRED STOCK,
   EXTRAORDINARY CHARGE AND CUMULATIVE
   EFFECT OF CHANGING INVENTORY COSTING METHOD           14,429,000       (5,990,000)            22,234,000         (15,532,000)

DIVIDENDS ON CONVERTIBLE EXCHANGEABLE
   PREFERRED STOCK                                               --       (3,328,000)                    --          (5,594,000)
                                                      -------------     ------------          -------------        ------------

INCOME (LOSS) BEFORE EXTRAORDINARY CHARGE AND
   CUMULATIVE EFFECT OF CHANGING INVENTORY
   COSTING METHOD                                        14,429,000       (9,318,000)            22,234,000         (21,126,000)

EXTRAORDINARY GAIN (CHARGE) ON EARLY
   EXTINGUISHMENT OF DEBT                                        --        3,016,000             (7,142,000)          3,016,000

CUMULATIVE EFFECT OF CHANGING INVENTORY
   COSTING METHOD FROM FIFO TO LIFO                              --               --             (3,534,000)                 --
                                                      -------------     ------------          -------------        ------------
INCOME (LOSS) APPLICABLE TO COMMON SHARES             $  14,429,000     $ (6,302,000)         $  11,558,000        $(18,110,000)
                                                      =============     ============          =============        ============
BASIC INCOME (LOSS) PER COMMON SHARE:
   Income (loss) per common share before
     extraordinary charge and
     cumulative effect of changing inventory
     costing method                                   $        0.26     $      (0.19)         $        0.40        $      (0.47)
   Extraordinary charge on early
     extinguishment of debt                                      --             0.06                  (0.13)               0.07
   Cumulative effect of changing inventory
     costing method                                              --               --                  (0.06)                 --
                                                      -------------     ------------          -------------        ------------
                                                      $        0.26     $      (0.13)         $        0.21        $      (0.40)
                                                      =============     ============          =============        ============
DILUTED INCOME (LOSS) PER COMMON SHARE:
   Income (loss) per common share before
     extraordinary charge and
     cumulative effect of changing inventory
     costing method                                   $        0.25     $      (0.19)         $        0.39        $      (0.47)
   Extraordinary charge on early
     extinguishment of debt                                      --             0.06                  (0.13)               0.07
   Cumulative effect of changing inventory
     costing method                                              --               --                  (0.06)                 --
                                                      -------------     ------------          -------------        ------------
                                                      $        0.25     $      (0.13)         $        0.20        $      (0.40)
                                                      -------------     ------------          -------------        ------------

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES OUTSTANDING                          55,071,000       47,725,000             55,017,000          45,229,000
                                                      =============     ============          =============        ============

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES OUTSTANDING-ASSUMING DILUTION        57,033,000       47,725,000             57,161,000          45,229,000
                                                      =============     ============          =============        ============

       The accompanying notes are an integral part of these consolidated financial statements.

                        CEPHALON, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                           Accumulated
                                                                                              Other
                                          Comprehensive                    Accumulated    Comprehensive
                                          Income (Loss)       Total           Deficit        Income
                                         ---------------   ----------------------------------------------
BALANCE, JANUARY 1, 2001                                   $165,193,000   $(515,543,000)  $  1,401,000

 Loss                                      $(55,484,000)    (55,484,000)    (55,484,000)            --
                                           ------------

 Foreign currency translation gain              368,000
 Unrealized investment gains                    504,000
                                           ------------
 Other comprehensive income                     872,000         872,000              --        872,000
                                           ------------
 Comprehensive loss                        $(54,612,000)
                                           ============

 Conversion of preferred
   stock into common stock                                           --              --             --

Issuance of common stock                                                             --             --
   upon conversion of convertible notes                     262,590,000

 Stock options exercised                                     25,542,000              --             --

 Stock purchase warrants exercised                            2,679,000              --             --

 Restricted stock award plan                                  5,349,000              --             --

 Employee benefit plan                                        1,283,000              --             --

 Dividends declared on                                       (5,664,000)     (5,664,000)            --
   convertible preferred stock

 Treasury stock acquired                                     (3,629,000)             --             --

                                                           ------------   --------------  ------------
BALANCE, DECEMBER 31, 2001                                  398,731,000    (576,691,000)     2,273,000

 Income                                    $ 11,558,000      11,558,000      11,558,000             --
                                           ------------

 Foreign currency translation gain            9,437,000
 Unrealized investment gains                  1,765,000
                                           ------------
 Other comprehensive income                  11,202,000      11,202,000              --     11,202,000
                                           ------------
 Comprehensive income                      $ 22,760,000
                                           ============

 Stock options exercised                                      3,065,000              --             --

 Restricted stock award plan                                  1,220,000              --             --

 Employee benefit plan                                        1,224,000              --             --

  Treasury stock acquired                                      (171,000)             --             --

                                                           ------------   -------------   ------------
BALANCE, JUNE 30, 2002                                     $426,829,000   $(565,133,000)  $ 13,475,000
                                                           ============   =============   ============


                                                               Additional
                                           Common   Preferred    Paid-in         Treasury
                                            Stock     Stock      Capital          Stock
                                          --------  -------    ------------    -----------
BALANCE, JANUARY 1, 2001                  $425,000  $25,000    $683,004,000    $(4,119,000)

 Loss                                           --       --              --             --

 Foreign currency translation gain
 Unrealized investment gains
 Other comprehensive income                     --       --              --             --

 Comprehensive loss


 Conversion of preferred
   stock into common stock                  70,000  (25,000)        (45,000)            --

Issuance of common stock                    37,000       --     262,553,000             --
   upon conversion of convertible notes

 Stock options exercised                    13,000       --      27,304,000     (1,775,000)

 Stock purchase warrants exercised           2,000                2,677,000             --

 Restricted stock award plan                 2,000       --       5,347,000             --

 Employee benefit plan                          --       --       1,283,000             --

 Dividends declared on                          --       --              --             --
   convertible preferred stock

 Treasury stock acquired                        --       --              --     (3,629,000)
                                          --------  --------   -------------   -----------

BALANCE, DECEMBER 31, 2001                 549,000       --     982,123,000     (9,523,000)

 Income                                         --       --              --             --

 Foreign currency translation gain
 Unrealized investment gains

 Other comprehensive income                     --       --              --             --

 Comprehensive income


 Stock options exercised                     2,000       --       3,172,000       (109,000)

 Restricted stock award plan                    --       --       1,220,000             --

 Employee benefit plan                          --       --       1,224,000             --

 Treasury stock acquired                        --       --              --       (171,000)

                                          --------  -------    ------------    -----------
BALANCE, JUNE 30, 2002                    $551,000  $    --    $987,739,000    $(9,803,000)
                                          ========  =======    ============    ===========

The accompaning notes are an integral part of these consolidated financial statements.

                         CEPHALON, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                        Six Months Ended
                                                                                                            June 30,
                                                                                              -----------------------------------
                                                                                                   2002                 2001
                                                                                              --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss) before preferred dividends                                                 $  11,558,000        $ (12,516,000)
     Adjustments to reconcile income (loss) to net cash
     provided by (used for) operating activities:
           Depreciation and amortization                                                         16,335,000            7,051,000
           Extraordinary charge (gain) on extinguishment of debt                                  7,142,000           (3,016,000)
           Non-cash interest expense                                                              7,099,000            2,413,000
           Cumulative effect of changing inventory costing method from FIFO to LIFO               3,534,000                   --
           Stock-based compensation expense                                                       2,444,000            3,517,000
           Other                                                                                  3,266,000              216,000
          (Increase) decrease in operating assets:
               Receivables                                                                       (3,927,000)          (8,214,000)
               Inventory                                                                         (2,803,000)         (11,331,000)
               Other current assets                                                              (3,258,000)          (2,762,000)
               Other long-term assets                                                            (3,086,000)               5,000
          Increase (decrease) in operating liabilities:
               Accounts payable                                                                   3,781,000             (651,000)
               Accrued expenses                                                                 (10,261,000)           3,419,000
               Deferred revenues                                                                    397,000             (467,000)
               Other long-term liabilities                                                       (1,945,000)             (74,000)
                                                                                              -------------        -------------

               Net cash provided by (used for) operating activities                              30,276,000          (22,410,000)
                                                                                              -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                         (6,572,000)          (4,745,000)
     Acquistion of intangible assets                                                            (23,658,000)                  --
     Sales and maturities (purchases) of investments, net                                      (145,992,000)        (239,239,000)
                                                                                              -------------        -------------

               Net cash used for investing activities                                          (176,222,000)        (243,984,000)
                                                                                              -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercises of common stock options and warrants                                 3,065,000           20,115,000
     Payments to acquire treasury stock                                                            (171,000)                  --
     Net proceeds from issuance of long-term debt                                                        --          385,785,000
     Preferred dividends paid                                                                            --           (6,656,000)
     Principal payments on and retirements of long-term debt                                    (15,354,000)         (49,576,000)
                                                                                              -------------        -------------

               Net cash (used for) provided by financing activities                             (12,460,000)         349,668,000
                                                                                              -------------        -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                      1,465,000              787,000
                                                                                              -------------        -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           (156,941,000)          84,061,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  548,727,000           36,571,000
                                                                                              -------------        -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $ 391,786,000        $ 120,632,000
                                                                                              =============        =============

Supplemental disclosures of cash flow information:
     Cash payments for interest                                                               $  13,981,000        $   1,870,000
Non-cash investing and financing activities:
     Capital lease additions                                                                        663,000              360,000

   The accompanying notes are an integral part of these consolidated financial statements.

                         CEPHALON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

     Cephalon is an international biopharmaceutical company dedicated to the discovery, development and marketing of innovative products to treat sleep and neurological disorders, cancer and pain. In addition to conducting an active research and development program, we market three products in the United States, PROVIGIL(R) (modafinil) tablets [C-IV], ACTIQ(R) (oral transmucosal fentanyl citrate) [C-II], and GABITRIL(R) (tiagabine hydrochloride), as well as a number of products in various countries throughout Europe. We are headquartered in West Chester, Pennsylvania, and have offices in Salt Lake City, Utah, and internationally in France, the United Kingdom, Germany and Switzerland. Our research and development headquarters are located in the United States. We operate manufacturing facilities in France for the production of bulk pharmaceuticals, including modafinil, which is the active drug substance contained in PROVIGIL. We also operate manufacturing facilities in Salt Lake City, Utah, for the production of ACTIQ for distribution and sale in the European Union.

Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K, filed with the Securities and Exchange Commission, which includes audited financial statements as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full year.

Revenue Recognition

     Product sales are recognized upon the transfer of ownership and risk of loss for the product to the customer and are recorded net of estimated reserves for contractual allowances, discounts and returns. The estimated reserves are reviewed at each reporting period and adjusted to reflect data available at that time. To the extent our estimates are inaccurate, we will adjust the reserves which will impact the amount of product sales revenue recognized in the period of the adjustment.

Income Taxes

     We have provided for income taxes related to our foreign subsidiaries in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax and financial reporting bases of assets and liabilities. We have a history of losses in our U.S. operations, which has generated significant federal and state tax net operating loss (NOL) carryforwards of approximately $344,139,000 and $147,620,000, respectively, as of December 31, 2001. United States generally accepted accounting principles require us to record a valuation allowance against the deferred tax asset associated with this NOL carryforward if it is more likely than not that we will not be able to utilize the NOL carryforward to offset future taxes. Due to the size of the NOL carryforward in relation to our history of unprofitable operations, we have provided a full valuation allowance against this deferred tax asset.

                         CEPHALON, INC. AND SUBSIDIARIES

                                   (Unaudited)

Group Lafon

     On December 28, 2001, we completed our acquisition of the outstanding shares of capital stock of Laboratoire L. Lafon and affiliated entities (collectively "Group Lafon"). With this acquisition, we control worldwide rights to modafinil, marketed under the trade name PROVIGIL in the United States. To date, the acquisition has increased our product sales, improved gross margins for PROVIGIL, improved profitability and provided us with important research and development, commercial and manufacturing infrastructure in France.

     The purchase price for Group Lafon was approximately $456,654,000, which was funded in part by the proceeds of our December 11, 2001 offering of $600,000,000 of 2.50% convertible subordinated notes due December 2006. Of the purchase price, $450,000,000 was paid in cash to the sellers with the remainder primarily representing transaction costs of the acquisition and severance payments, partially offset by an estimate of the amount expected to be refunded by the seller under the terms of the acquisition agreement. The purchase accounting for the acquisition may be revised for up to one year from the transaction date due to changes in assessments of contingencies and our integration plans. All such amounts are expected to be paid or received in 2002.

     The following unaudited pro forma information shows the results of our operations for the three months and the six months ended June 30, 2001 as though the acquisition had occurred as of January 1, 2001:

                                                  Three months ended      Six months ended
                                                     June 30, 2001         June 30, 2001
                                                     -------------         -------------
Total revenues .................................      $ 77,620,000         $ 144,820,000
Net loss .......................................      $ (9,870,000)        $ (24,206,000)
Basic and diluted net loss per common share:          $      (0.20)        $       (0.54)

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

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) finalized SFAS No.142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 142 no longer requires the amortization of goodwill; rather, goodwill will be subject to a periodic assessment for impairment by applying a fair-value-based test. In addition, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Such acquired intangible assets will be amortized over the period in which the economic benefits of the intangible asset are consumed or otherwise used up. The new criteria for recording intangible assets separate from goodwill did not require us to reclassify any of our intangible assets. We have only recorded goodwill related to our acquisition of Group Lafon effective December 28, 2001; therefore, our transitional impairment test indicated that there was no impairment of goodwill upon our adoption of SFAS 142 effective January 1, 2002.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. SFAS 143 is effective for fiscal years beginning after December 15, 2002. The adoption of this new standard will not have any impact on our current financial statements.

     On January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement provides new guidance on the recognition of impairment losses on long-lived assets to be held

                         CEPHALON, INC. AND SUBSIDIARIES

                                   (Unaudited)

and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The adoption of this new standard has not had any impact on our current financial statements.

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement amends or rescinds certain existing authoritative pronouncements related to lease accounting in order to make various technical corrections, clarify meanings, or describe applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of this new standard will not have any impact on our current financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This Statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Statement requires that costs associated with exit or disposal activities be recorded at their fair values when a liability has been incurred. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. The adoption of this new standard will not have any impact on our current financial statements.

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

     As of December 31, 2001, the $50,000,000 investor's Class A interest was recorded on our balance sheet as debt, and the joint venture's cash balance of $50,000,000 was included in our balance of cash and cash equivalents.

     On March 29, 2002, we acquired the investor's Class A interests and ended the joint venture by the issuance and sale in a private placement of $55,000,000 aggregate principal amount of 3.875% convertible subordinated notes due March 2007. The notes are convertible into our common stock, at the option of the holder, at a price of $70.36 per share. See "Note 7--Long-Term Debt."

     The purchase of the investor's Class A interests in the joint venture resulted in the recognition of an extraordinary charge of $7,142,000 on the early extinguishment of debt during the first quarter of 2002. The following table summarizes the calculation of this extraordinary charge:

        Carrying value of the debt as of December 31, 2001 .......................  $ 50,000,000
        Interest accreted during the first quarter 2002 at 20% ...................     2,500,000
                                                                                    ------------
        Carrying value of the debt as of March 29, 2002 ..........................    52,500,000
        Less: unamortized joint venture formation costs as of March 29, 2002 .....    (4,642,000)
                                                                                    ------------
                                                                                      47,858,000
        Fair value of subordinated notes issued on March 29, 2002 ................   (55,000,000)
                                                                                    ------------
        Extraordinary charge .....................................................  $ (7,142,000)
                                                                                    ============

                         CEPHALON, INC. AND SUBSIDIARIES

                                   (Unaudited)


     In addition, our statement of operations for the six months ended June 30, 2002 included certain charges related to the operations of the joint venture, as follows:


                                                              Six months ended
                                                               June 30, 2002
                                                               -------------
Selling, general and administrative expenses .............       $3,508,000
Interest expense .........................................        3,163,000
Interest income ..........................................         (190,000)
                                                                 ----------
                                                                 $6,481,000
                                                                 ==========
3.   CASH, CASH EQUIVALENTS AND INVESTMENTS

     Cash, cash equivalents and investments consisted of the following:

                                                                     June 30,        December 31,
                                                                       2002             2001
                                                                       ----             ----
Cash and cash equivalents
     Demand deposits and money market funds ...................   $ 333,113,000    $   4,364,000
     Repurchase agreements ....................................              --      155,817,000
     U.S. government agency obligations .......................         586,000       79,985,000
     Commercial paper .........................................       4,993,000      245,158,000
     Asset backed securities ..................................       1,114,000        4,636,000
     Bonds ....................................................      51,980,000       58,767,000
                                                                  -------------    -------------
                                                                    391,786,000      548,727,000
                                                                  -------------    -------------
Short-term investments (at market value):
     U.S. government agency obligations .......................       7,168,000        8,076,000
     Commercial paper .........................................      80,872,000       17,135,000
     Asset backed securities ..................................          19,000        2,878,000
     Bonds ....................................................     114,855,000       26,068,000
     Certificates of deposit ..................................              --        1,000,000
                                                                  -------------    -------------
                                                                    202,914,000       55,157,000
                                                                  -------------    -------------
                                                                  $ 594,700,000    $ 603,884,000
                                                                  -------------    -------------

     The contractual maturities of our investments in cash, cash equivalents, and investments at June 30, 2002 are as follows:

     Less than one year .....................................     $ 498,903,000
     Greater than one year but less than two years ..........        14,900,000
     Greater than two years .................................        80,897,000
                                                                  -------------
                                                                  $ 594,700,000
                                                                  -------------

                        CEPHALON, INC. AND SUBSIDIARIES

                                  (Unaudited)

4.  RECEIVABLES

    Receivables consisted of the following:

                                                                                    June 30,         December 31,
                                                                                      2002               2001
                                                                                      ----               ----
    Trade receivables ......................................................      $ 47,645,000      $ 40,790,000
    Receivables from collaborations ........................................        12,102,000        16,438,000
    Other receivables ......................................................        33,212,000        24,790,000
    Reserve for sales discounts, returns and allowances ....................        (9,748,000)       (6,826,000)
                                                                                  -------------     -------------
                                                                                  $ 83,211,000      $ 75,192,000
                                                                                  =============     =============

5.  INVENTORY

    Inventory consisted of the following:

                                                                             June 30,         December 31,
                                                                               2002               2001
                                                                               ----               ----
Raw materials ......................................................        $25,664,000       $19,666,000
Work-in-process ....................................................          5,369,000         7,632,000
Finished goods .....................................................         18,140,000        20,215,000
                                                                            -----------       -----------
                                                                            $49,173,000       $47,513,000
                                                                            ===========       ===========

    Effective January 1, 2002, we changed our method of valuing inventories from the first-in, first-out, or FIFO method, to the last-in, first-out, or LIFO method. We recognized a charge of $3,534,000 in the first quarter of 2002 as the cumulative effect of adopting the LIFO inventory costing method. The acquisition of Group Lafon's manufacturing operations and the planned expansion of our internal manufacturing capacity for ACTIQ has reduced and is expected to further reduce our reliance on third party manufacturers. The expansion of our internal manufacturing capabilities should allow us to benefit from efficiencies of scale and lead to lower per unit inventory costs. The LIFO method will reflect these expected changes to manufacturing costs on the statement of operations on a more timely basis, resulting in a better matching of current costs of products sold with product revenues.

    Cost of product sales under the LIFO inventory costing method was $4,545,000 lower for the three months ended June 30, 2002 and $9,033,000 lower for the six months ended June 30, 2002 than it would have been under the FIFO method. If we had adopted LIFO effective January 1, 2001, the effect on our statement of operations for the three and six months ended June 30, 2001 would have been immaterial.

                        CEPHALON, INC. AND SUBSIDIARIES

                                  (Unaudited)

6.  INTANGIBLE ASSETS

    Intangible assets consisted of the following:

                                                                       June 30,         December 31,
                                                                        2002                2001
                                                                        -----               ----
    Developed technology acquired from Lafon .....................  $ 132,000,000     $ 132,000,000
    Trademarks/tradenames acquired from Lafon ....................     16,000,000        16,000,000
    GABITRIL product rights ......................................    109,553,000        92,648,000
    Novartis CNS product rights ..................................     41,641,000        41,641,000
    ACTIQ marketing rights .......................................     29,114,000        29,114,000
    Other product rights .........................................     11,265,000                --
                                                                    --------------    --------------
                                                                      339,573,000       311,403,000
    Less accumulated amortization ................................    (28,589,000)      (13,134,000)
                                                                    --------------    --------------
                                                                    $ 310,984,000     $ 298,269,000
                                                                    ==============    ==============

     GABITRIL product rights increased by $16,905,000 since December 31, 2001 as a result of a $10,000,000 payment to Abbott stemming from the extension of the composition of matter patent and additional payments for expanded rights in Europe and other countries worldwide. Other product rights increased as a result of payments for the acquisition of additional product rights in Europe and other countries worldwide.

    Amortization of intangible assets was $12,758,000 for the six months ended June 30, 2002. Estimated amortizaion of intangible assets for each of the next five fiscal years are as follows: 2003 -- $27,582,000; 2004 -- $27,461,000; 2005
--$27,310,000; 2006-- $27,310,000; and 2007-- $26,224,000.

7.  LONG-TERM DEBT

    Long-term debt consisted of the following:

                                                                       June 30,        December 31,
                                                                         2002             2001
                                                                         ----             ----
    Capital lease obligations ....................................  $   3,024,000     $   2,852,000
    Mortgage and building improvement loans ......................     11,491,000        12,085,000
    Joint venture ................................................             --        50,000,000
    Convertible subordinated notes ...............................    838,000,000       783,000,000
    Notes payable/Other ..........................................      8,092,000        13,460,000
    Due to Abbott Laboratories ...................................     31,461,000        37,392,000
                                                                    --------------    --------------
    Total debt ...................................................    892,068,000       898,789,000
    Less current portion .........................................    (20,646,000)      (32,200,000)
                                                                    --------------    --------------
    Total long-term debt .........................................  $ 871,422,000     $ 866,589,000
                                                                    ==============   ==============

Convertible Subordinated Notes

    On March 29, 2002, we issued and sold $55,000,000 of aggregate principal in a private placement of 3.875% Convertible Notes due March 29, 2007. The notes were issued and sold to the purchaser in a transaction exempt from registration requirements of the Securities Act of 1933, as amended, because the offer and sale of the notes did not involve a public offering.

                        CEPHALON, INC. AND SUBSIDIARIES

                                  (Unaudited)

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

8.  COMMITMENTS AND CONTINGENCIES

Legal Proceedings

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

Related party

    In August 1992, we exclusively licensed our rights to MYOTROPHIN(R) for human therapeutic use within the United States, Canada and Europe to Cephalon Clinical Partners, L.P., or CCP. We developed MYOTROPHIN on behalf of CCP under a research and development agreement. Under this agreement, CCP granted an exclusive license to manufacture and market MYOTROPHIN for human therapeutic use within the United States, Canada and Europe, and we agreed to make royalty payments equal to a percentage of product sales and a milestone payment of approximately $16,000,000 upon regulatory approval. We have a contractual option, but not an obligation, to purchase all of the limited partnership interests of CCP, which is exercisable upon the occurrence of certain events following the first commercial sale of MYOTROPHIN. If, and only if, we decide to exercise this purchase option, we would make an advance payment of approximately $40,275,000 in cash or, at our election, approximately $42,369,000 in shares of common stock or a combination thereof. If we discontinue development of MYOTROPHIN, or if we do not exercise this purchase option, our license will terminate and all rights to manufacture or market MYOTROPHIN in the United States, Canada and Europe will revert to CCP, which may then commercialize MYOTROPHIN itself or license or assign its rights to a third party. In that event, we would not receive any benefits from such commercialization, license or assignment of rights.

9.  OTHER COMPREHENSIVE INCOME

     SFAS No. 130, "Reporting Comprehensive Income," requires presentation of the components of comprehensive income (loss). Our comprehensive income (loss) includes net income and loss, unrealized gains and losses from

                         CEPHALON, INC. AND SUBSIDIARIES

                                  (Unaudited)

foreign currency translation adjustments, and unrealized investment gains. Our total comprehensive income (loss) is as follows:

                                                              Three months ended                 Six months ended
                                                                   June 30,                          June 30,
                                                                   -------                           -------
                                                             2002            2001              2002             2001
                                                             ----            ----              ----             ----
Income (loss) before preferred dividends ........       $ 14,429,000    $ (2,974,000)     $ 11,558,000     $(12,516,000)
Other comprehensive income (loss):
  Foreign currency translation adjustment .......          9,700,000          (3,000)        9,437,000          787,000
  Unrealized investment gains ...................          2,262,000           2,000         1,765,000          107,000
                                                        ------------    ------------      ------------     ------------
Other comprehensive income (loss) ...............       $ 26,391,000    $ (2,975,000)     $ 22,760,000     $(11,622,000)
                                                        ============    ============      ============     ============

10. EARNINGS PER SHARE

    We compute income (loss) per common share in accordance with SFAS No. 128, "Earnings Per Share." Basic income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed based on the weighted average shares outstanding and the dilutive impact of common stock equivalents outstanding during the period. The dilutive effect of employee stock options and restricted stock awards is measured using the treasury stock method. Common stock equivalents are not included in periods where there is a loss, as they are anti-dilutive. The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted income (loss) per common share:

                                                                Three months                      Six months
                                                                ended June 30,                   ended June 30,
                                                                --------------                   --------------
                                                             2002            2001             2002            2001
                                                             ----            ----             ----            ----
Numerator:
Net income (loss) used for basic and diluted
  income (loss) per common share ...................    $ 14,429,000    $ (6,302,000)    $ 11,558,000     $(18,110,000)
                                                        ============    ============     ============     ============

Denominator:
Weighted average shares used for basic
  income (loss) per common share ...................      55,071,000      47,725,000       55,017,000       45,229,000

Effect of dilutive securities:
Employee stock options and restricted
  stock awards .....................................       1,962,000              --        2,144,000               --
                                                        ------------    ------------     ------------     ------------
Weighted average shares used for diluted
  income (loss) per common share ...................      57,033,000      47,725,000       57,161,000       45,229,000
                                                        ============    ============     ============     ============

    The weighted average shares used in the calculation of diluted income per common share for the three months ended June 30, 2002 excludes 2,327,000 shares relating to employee stock options and 10,662,000 shares relating to convertible notes as the inclusion of such shares would be anti-dilutive. The weighted average shares used in the calculation of diluted income per common share for the six months ended June 30, 2002 excludes 2,038,000 shares relating to employee stock options and 10,662,000 shares relating to convertible notes as the inclusion of such shares would be anti-dilutive.

                         CEPHALON, INC. AND SUBSIDIARIES

                                  (Unaudited)

11.  SEGMENT AND SUBSIDIARY INFORMATION

     On December 28, 2001, we completed our acquisition of Group Lafon. As a result, we now have significant sales, manufacturing, and research operations in Europe. Prior to 2002, our European operations accounted for 2%, 3% and 6% of total product sales for the years ended December 31, 2001, 2000 and 1999, respectively. For the six months ended June 30, 2002, our European operations accounted for approximately 24% of total product sales.

     The following summarized information presents our revenues and long-lived assets by geographic segment. We have determined that all of our European operations have similar economic characteristics and may be aggregated into a single segment for reporting purposes. Information concerning our geographic operations is provided below.

    Revenues:

                                         Three months ended     Six months ended
                                            June 30, 2002         June 30, 2002
                                            -------------         -------------

   United States ........................    $ 92,081,000          $175,549,000
   Europe ...............................      28,646,000            56,679,000
                                             ------------          ------------
   Total ................................    $120,727,000          $232,228,000
                                             ============          ============

    Long-lived assets at June 30, 2002:

   United States ........................    $213,579,000
   Europe ...............................     455,078,000
                                             ------------
   Total ................................    $668,657,000
                                             ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

   Three months ended June 30, 2002 compared to three months ended June 30, 2001

                                                         Three months ended
                                                              June 30,
                                                       2002             2001
                                                       ----             ----
       Product sales:
            PROVIGIL ........................      $ 47,035,000     $29,848,000
            ACTIQ ...........................        28,511,000       9,764,000
            GABITRIL ........................        10,112,000       4,674,000
            Group Lafon products ............        23,109,000              --
                                                   ------------     -----------
       Total product sales ..................       108,767,000      44,286,000
                                                   ------------     -----------

       Other revenues:
            H. Lundbeck A/S .................         1,966,000       2,211,000
            Novartis Pharma AG ..............         2,611,000       2,005,000
            Sanofi-Synthelabo ...............         5,772,000              --
            Schwarz Pharma AG ...............                --       2,727,000
            Other ...........................         1,611,000       4,970,000
                                                   ------------     -----------
       Total other revenues .................        11,960,000      11,913,000
                                                   ------------     -----------

       Total revenues .......................      $120,727,000     $56,199,000
                                                   ============     ===========

       Revenues-- Product sales in the second quarter of 2002 increased 146% over the second quarter of 2001. The increase is attributable to a number of factors including:

       . Sales of PROVIGIL increased 58% due to increased market acceptance. A domestic price increase of 5% was effective June 1, 2002.

       . Sales of ACTIQ increased 192%. After our merger with Anesta in October 2000, we established a dedicated sales force for ACTIQ and have made ongoing changes to our marketing approach that have contributed to higher sales. A domestic price increase of 4.9% effective March 1, 2002 also contributed to higher sales.

       . Sales of GABITRIL increased 116% as a result of both increased demand in the U.S. market and the initiation of sales efforts in Europe in the first quarter of 2002 following our December 2001 acquisition of European rights to GABITRIL. Additionally, an average increase in domestic prices of 9.8% effective March 1, 2002 contributed to the sales increase.

       . Product sales generated by Group Lafon, which we acquired on December 28, 2001, were $23,109,000 during the second quarter of 2002. The most significant product sales during the period were $10,988,000 of SPASFON(R), used for biliary/urinary tract spasm and irritable bowel syndrome, and $6,612,000 of FONZYLANE(R), used for the treatment of insufficient arterial circulation in the lower limbs. Additionally, sales include $2,644,000 of MODIODAL, the trade name for modafinil in France.

       Total other revenues were essentially unchanged from period to period. Revenue recognized in the second quarter of 2002 under our licensing, development and marketing collaboration with Sanofi-Synthelabo, which began in October 2001, was partially offset by $3,500,000 of milestone revenues recognized in the second quarter of 2001 upon receiving ACTIQ marketing authorization in certain European countries and by a decrease in revenue recognized under the former research and development collaboration with Schwarz Pharma AG which terminated as of June 30, 2001.

       Cost of Product Sales-- The cost of product sales in the second quarter of 2002 decreased to approximately 14% of product sales from approximately 21% in the second quarter of 2001 due principally to the fact that PROVIGIL related manufacturing profit and royalties paid by Cephalon to Group Lafon, following our acquisition of Lafon, represent intercompany profits which are eliminated in consolidation.

       Research and Development Expenses--Research and development expenses increased 50% to $31,401,000 in the second quarter of 2002 from $20,894,000 in the second quarter of 2001. An increase of $6,494,000 is attributable to higher expenditures on drug development costs in the United States for our compounds that have progressed into later stages of development and also for infrastructure costs to support the growing number of ongoing clinical trials, including Phase II/III clinical studies for CEP-1347 and studies related to our efforts to expand the label for PROVIGIL beyond its current indication. In addition, we incurred $5,308,000 of research and development expenses at Group Lafon in the second quarter of 2002.

       Selling, General and Administrative Expenses--Selling, general and administrative expenses increased 65% to $44,911,000 for the quarter ended June 30, 2002 from $27,291,000 for the second quarter of 2001. Group Lafon represented $7,808,000 of this increase. In addition, we incurred an increase of $4,250,000 in U.S. sales and marketing costs as a result of the expansion of our field sales forces.

       Depreciation and Amortization Expenses--Depreciation and amortization expenses increased to $8,042,000 in the second quarter of 2002 from $3,562,000 in the second quarter of 2001 due primarily to amortization expense of $2,733,000 for intangible assets acquired in our acquisition of Group Lafon.

       Other Income and Expense--Interest income increased by $731,000 from the second quarter of 2001 due to higher average investment balances, partially offset by lower average rates of return. Interest expense increased by $5,646,000 from the second quarter of 2001 due primarily to interest recorded on the increase in outstanding convertible subordinated notes.

       Dividends on Convertible Exchangeable Preferred Stock-- In May 2001, the holders of 2,344,586 shares of the 2,500,000 shares outstanding of our convertible exchangeable preferred stock converted their preferred shares into an aggregate of 6,541,394 shares of our common stock, in accordance with the terms of the preferred stock. As an inducement to the holders to convert their preferred stock prior to August 2001, when we were initially permitted to redeem the preferred stock, we agreed to pay immediately all dividends accrued through the date of conversion as well as all dividends that would have accrued on the converted shares through the August 2001 redemption date. In the second quarter of 2001, we recognized a regular quarterly dividend of $2,265,000 and an additional $1,063,000 of dividend expense associated with the early conversion. The remaining 155,414 shares of preferred stock outstanding at June 30, 2001 were converted into 433,604 shares of common stock in the third quarter of 2001.

       Extraordinary Gain on Early Extinguishment of Debt-- In May 2001, we paid $24,438,000 to Novartis Pharma AG for deferred obligations due to them under our continuing November 2000 collaboration agreement. In connection with this payment, we recorded an extraordinary gain on the early extinguishment of debt of $3,016,000.

   Six months ended June 30, 2002 compared to six months ended June 30, 2001

                                                         Six months ended
                                                              June 30,
                                                        2002            2001
                                                        ----            ----
       Product sales:
            PROVIGIL ..........................    $ 91,210,000    $ 56,872,000
            ACTIQ .............................      47,778,000      16,346,000
            GABITRIL ..........................      20,276,000      11,890,000
            Group Lafon products ..............      45,306,000              --
                                                   ------------    ------------
       Total product sales ....................     204,570,000      85,108,000
                                                   ------------    ------------

       Other revenues:
            H. Lundbeck A/S ...................       4,165,000       3,511,000
            Novartis Pharma AG ................       4,939,000       4,329,000
            Sanofi-Synthelabo .................      15,507,000              --
            Schwarz Pharma AG .................              --       2,805,000
            TAP Pharmaceuticals, Inc. .........              --       1,189,000
            Other .............................       3,047,000       6,329,000
                                                   ------------    ------------
       Total other revenues ...................      27,658,000      18,163,000
                                                   ------------    ------------

       Total revenues .........................    $232,228,000    $103,271,000
                                                   ============    ============

       Revenues-- Product sales in the first half of 2002 increased 140% over the first half of 2001. The increase is attributable to a number of factors including:

       . Sales of PROVIGIL increased 60% due to increased market acceptance. A domestic price increase of 5% was effective June 1, 2002.

       . Sales of ACTIQ increased 192%. After our merger with Anesta in October 2000, we established a dedicated sales force for ACTIQ and have made ongoing changes to our marketing approach that have contributed to higher sales. A domestic price increase of 4.9% effective March 1, 2002 also contributed to higher sales.

       . Sales of GABITRIL increased 71% as a result of both increased demand in the U.S. market and the initiation of sales efforts in Europe during the first quarter of 2002 following our December 2001 acquisition of European rights to GABITRIL. Additionally, an average increase in domestic prices of 9.8% effective March 1, 2002 contributed to the sales increase.

       . Product sales generated by Group Lafon, which we acquired on December 28, 2001, were $45,306,000 during the first half of 2002. The most significant product sales during the period were $22,100,000 of SPASFON, used for biliary/urinary tract spasm and irritable bowel syndrome, and $12,828,000 of FONZYLANE, used for the treatment of insufficient arterial circulation in the lower limbs. Additionally, sales include $5,258,000 of MODIODAL, the trade name for modafinil in France.

       Total other revenues increased by $9,495,000 or 52%. Revenue recognized in the first half of 2002 under our licensing, development and marketing collaboration with Sanofi-Synthelabo, which began in October 2001, was partially offset by $3,500,000 in milestone revenues recognized in the second quarter of 2001 upon receiving ACTIQ marketing authorization in certain European countries and by a decrease in revenue recognized under the former research and development collaborations with Schwarz Pharma AG and TAP Pharmaceuticals, Inc. which terminated as of June 30, 2001 and March 31, 2001, respectively.

       Cost of Product Sales-- The cost of product sales in the first half of 2002 decreased to approximately 14% of product sales from approximately 21% in the first half of 2001 due principally to the fact that PROVIGIL related manufacturing profit and royalties paid by Cephalon to Group Lafon, following our acquisition of Lafon, now represent intercompany profits which are eliminated in consolidation.

     Research and Development Expenses--Research and development expenses increased 51% to $61,224,000 in the first half of 2002 from $40,505,000 in the first half of 2001. An increase of $11,198,000 is attributable to higher expenditures on drug development costs in the United States for our compounds that have progressed into later stages of development and also for infrastructure costs to support the growing number of ongoing clinical trials, including Phase II/III clinical studies for CEP-1347 and studies related to our efforts to expand the label for PROVIGIL beyond its current indication. In addition, we incurred $10,346,000 of research and development expenses at Group Lafon in the first half of 2002.

     Selling, General and Administrative Expenses--Selling, general and administrative expenses increased 65% to $85,195,000 for the six months ended June 30, 2002 from $51,656,000 for the first half of 2001. Group Lafon represented $16,227,000 of this increase. In addition, we incurred an increase of $9,847,000 in U. S. sales and marketing costs as a result of the expansion of our field sales forces.

     Depreciation and Amortization Expenses--Depreciation and amortization expenses increased to $16,335,000 in the first half of 2002 from $7,051,000 in the first half of 2001 due primarily to amortization expense of $5,466,000 for intangible assets acquired in our acquisition of Group Lafon.

     Other Income and Expense--Interest income increased by $2,094,000 from the first half of 2001 due to higher average investment balances, partially offset by lower average rates of return. Interest expense increased by $15,824,000 from the first half of 2001 due primarily to interest recorded on the increase in outstanding convertible subordinated notes.

     Income Taxes--Income taxes of $1,985,000 recorded in the first half of 2002 represent foreign income tax expense associated with our Group Lafon operations.

     Dividends on Convertible Exchangeable Preferred Stock--In May 2001, the holders of 2,344,586 shares of the 2,500,000 shares outstanding of our convertible exchangeable preferred stock converted their preferred shares into an aggregate of 6,541,394 shares of our common stock, in accordance with the terms of the preferred stock. As an inducement to the holders to convert their preferred stock prior to August 2001, when we were initially permitted to redeem the preferred stock, we agreed to pay immediately all dividends accrued through the date of conversion as well as all dividends that would have accrued on the converted shares through the August 2001 redemption date. In the second quarter of 2001, we recognized a regular quarterly dividend of $2,265,000 and an additional $1,063,000 of dividend expense associated with the early conversion. The remaining 155,414 shares of preferred stock outstanding at June 30, 2001 were converted into 433,604 shares of common stock in the third quarter of 2001.

    Extraordinary Gain (Charge) on Early Extinguishment of Debt--The purchase of the investor's Class A interests in the joint venture resulted in the recognition of an extraordinary charge of $7,142,000 during the first quarter of 2002.

    In May 2001, we paid $24,438,000 to Novartis Pharma AG for deferred obligations due to them under our continuing November 2000 collaboration agreement. In connection with this payment, we recorded an extraordinary gain on the early extinguishment of debt of $3,016,000.

    Cumulative Effect of Changing Inventory Costing Method from FIFO to LIFO-- Effective January 1, 2002, we changed our method of valuing inventories from the first-in, first-out, or FIFO method, to the last-in, first-out, or LIFO method. We recognized a charge of $3,534,000 in the first quarter of 2002 as the cumulative effect of adopting the LIFO inventory costing method. The acquisition of Group Lafon's manufacturing operations and the planned expansion of our internal manufacturing capacity for ACTIQ has reduced and is expected to further reduce our reliance on third party manufacturers. The expansion of our internal manufacturing capabilities should allow us to benefit from efficiencies of scale and lead to lower per unit inventory cost. The LIFO method will reflect these expected changes to manufacturing costs on the statement of operations on a more timely basis, resulting in a better matching of current costs of products sold with product revenues.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires management to make estimates and assumptions that affect the carrying amounts of assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are developed and adjusted periodically by management based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

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

     Revenue recognition--Product sales are recognized upon the transfer of ownership and risk of loss for the product to the customer and are recorded net of estimated reserves for contractual allowances, discounts and returns. Contractual allowances result from sales under contracts with managed care organizations and government agencies. The reserve for contractual allowances is based on an estimate of prescriptions to be filled for individuals covered by government agencies and managed care organizations with whom we have contracts. Product returns are permitted with respect to unused pharmaceuticals based on expiration dating of our product. The reserve for product returns is determined by reviewing the history of each product's returns and by utilizing reports purchased from external, independent sources which produce prescription data and estimates of wholesale stocking levels and wholesale sales to retail pharmacies. This data is reviewed to monitor product movement through the supply chain to identify remaining inventory in the supply chain that may result in reserves for contractual allowances or returns. To date, product returns have not been material. The reserves are reviewed at each reporting period and adjusted to reflect data available at that time. To the extent our estimates prove inaccurate, we will adjust the reserves, which will impact the amount of product sales revenue recognized in the period of the adjustments.

     Other revenue, which includes revenues from collaborative agreements, consists of up-front fees, ongoing research and development funding, milestone payments and payments under co-promotional or managed services agreements. Effective January 1, 2000, we adopted the SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). In accordance with SAB 101, non-refundable up-front fees are deferred and amortized to revenue over the related performance period. We estimate our performance period based on the specific terms of each collaborative agreement, but actual performance may vary. We adjust the performance periods based upon available facts and circumstances. Periodic payments for research and development activities are recognized over the period that we perform the related activities under the terms of the agreements. Revenue resulting from the achievement of milestone events stipulated in the agreements is recognized when the milestone is achieved. Milestones are based upon the occurrence of a substantive element specified in the contract or as measure of substantive progress towards completion under the contract. Payments under co-promotional or managed services agreements are recognized over the period when the products are sold or the promotional activities are performed under the terms of the agreement.

     Allowance for uncollectable accounts receivable--Accounts receivable are reduced by an allowance for amounts that may become uncollectable in the future. On an ongoing basis, management performs credit evaluations of our customers and adjusts credit limits based upon the customer's payment history and creditworthiness, as determined by a review of their current credit information. We continuously monitor collections and payments from our customers. Based upon our historical experience and any specific customer collection issues that are identified, management uses its judgment to establish and evaluate the adequacy of our allowance for estimated credit losses. While such credit losses have been within our expectations and the allowance provided, we cannot be sure that we will continue to experience the same credit loss rates as we have in the past. As of June 30, 2002, approximately 91% of our U.S. trade accounts receivable were due from three pharmaceutical wholesalers. A significant change in the liquidity or financial position of any one of these wholesalers could have a material adverse impact on the collectability of our accounts receivable and our future operating results.

     Inventories--Our inventories are valued at the lower of cost or market, and include the cost of raw materials, labor and overhead. We changed our method of valuing inventories from the first-in, first-out, or FIFO method, to the last-in, first-out, or LIFO method, effective January 1, 2002. The acquisition of Group Lafon's manufacturing operations and the planned expansion of our internal manufacturing capacity for ACTIQ has reduced and is expected to further reduce our reliance on third party manufacturers. The expansion of our internal manufacturing capabilities should allow us to benefit from efficiencies of scale and lead to lower per unit inventory costs. The LIFO method will reflect the expected changes to manufacturing costs on the statement of operations on a more timely basis, resulting in a better matching of current costs of products sold with product revenues. The majority of our inventories are subject to expiration dating. We regularly evaluate the carrying value of our inventories and when, in the opinion of management, factors indicate that impairment has occurred, either a reserve is established against the inventories' carrying value or the inventories are completely written off. Management bases these decisions on the level of inventories on hand in relation to our estimated forecast of product demand, production requirements over the next twelve months and the expiration dates of raw materials and finished goods. Although we make every effort to ensure the accuracy of forecasts of future product demand, any significant unanticipated decreases in demand could have a material impact on the carrying value of our inventories and our reported operating results. To date, inventory adjustments have not been material.

     Valuation of Fixed Assets, Goodwill and Intangible Assets--Our fixed assets and intangible assets (which consist primarily of developed technology, trademarks, and product and marketing rights) have been recorded at cost and are being amortized on a straight-line basis over the estimated useful life of those assets. In conjunction with acquisitions of businesses or product rights, we allocate the purchase price based upon the relative fair values of the assets acquired and liabilities assumed. In certain circumstances, fair value may be assigned to purchased in-process technology and immediately expensed. The valuation of goodwill and intangible assets and the estimation of appropriate useful lives to apply to intangibles requires us to use our judgment. We regularly assess the impairment of intangibles, long-lived assets and goodwill and will adjust the balance whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operating performance of our fixed assets and acquired businesses and products. Future events could cause us to conclude that impairment indicators exist and the carrying values of our fixed assets, intangible assets or goodwill are impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. To date, such impairments have not been material.

     In June 2001, the FASB finalized SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS 142 are summarized in Note 1 to the interim consolidated financial statements. The new criteria for recording intangible assets separate from goodwill did not require us to reclassify any of our intangible assets. We have only recorded goodwill related to our acquisition of Group Lafon effective December 28, 2001; therefore, our transitional impairment test indicated that there was no impairment of goodwill upon our adoption of SFAS 142 effective January 1, 2002.

     We evaluate the recoverability and measure the possible impairment of our goodwill under SFAS 142. The impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment, and the second step measures the amount of the impairment, if any. Our estimate of fair value considers publicly available information regarding the market capitalization of our company, as well as (i) publicly available information regarding comparable publicly-traded companies in the pharmaceutical industry, (ii) the financial projections and future prospects of our business, including its growth opportunities and likely operational improvements, and (iii) comparable sales prices, if available. As part of the first step to assess potential impairment, we compare our estimate of fair value for the company to the book value of our consolidated net assets. If the book value of our consolidated net assets is greater than our estimate of fair value, we would then proceed to the second step to measure the impairment, if any. The second step compares the implied fair value of goodwill with its carrying value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill is greater than its implied fair value, an impairment loss will be recognized in the amount of the excess. We do not currently anticipate recognition of any impairment losses.

     On a quarterly basis, we perform a review of our business to determine if events or changes in circumstances have occurred which could have a material adverse effect on the fair value of the company and its goodwill. If such events or changes in circumstances were deemed to have occurred, we would consult with one or more valuation specialists in estimating the impact on our estimate of fair value. We believe the estimation methods are reasonable and reflective of common valuation practices.

     Income taxes--We have provided for income taxes related to our foreign subsidiaries in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax and financial reporting bases of assets and liabilities. We have a history of losses from our U.S. operations, which has generated significant federal and state tax net operating loss (NOL) carryforwards of approximately $344,139,000 and $147,620,000, respectively, as of December 31, 2001. United States generally accepted accounting principles require us to record a valuation allowance against the deferred tax asset associated with this NOL carryforward if it is more likely than not that we will not be able to utilize the NOL carryforward to offset future taxes. Due to the size of the NOL carryforward in relation to our history of unprofitable operations, we have provided a full valuation allowance against this deferred tax asset.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and investments at June 30, 2002 were $594,700,000, representing 42% of total assets.

    Net Cash Provided by (Used for) Operating Activities

     Net cash provided by operating activities was $30,276,000 for the six months ended June 30, 2002 as compared to net cash used for operating activities of $22,410,000 for the same period in 2001. Net income was $11,558,000 in 2002, as compared to a loss before preferred dividends of $12,516,000 in 2001, as a result of the increase in product sales. In addition, we recognized the following non-cash transactions in the first half of 2002: $16,335,000 of depreciation and amortization expense, $7,099,000 of non-cash interest expense on our convertible subordinated notes, $2,444,000 of non-cash compensation expense, and $3,534,000 associated with changing our inventory costing method from FIFO to LIFO. Receivables and inventories increased in 2002 by $3,927,000 and $2,803,000, respectively, as a result of the increase in product sales. Accrued expenses decreased in 2002 by $10,261,000 primarily due to the payment of costs associated with the acquisition of Group Lafon.

    Net Cash Used for Investing Activities

     A summary of net cash used for investing activities is as follows:

                                                                                        Six months ended
                                                                                            June 30,
                                                                                   2002                 2001
                                                                                   -----                ----
Purchases of property and equipment .......................................  $  (6,572,000)       $  (4,745,000)
Acquisition of intangible assets ..........................................    (23,658,000)                  --
Sales and maturities (purchases) of investments, net ......................   (145,992,000)        (239,239,000)
                                                                             -------------        -------------
Net cash used for investing activities ....................................  $(176,222,000)       $(243,984,000)
                                                                             ==============       ==============

     --Acquisition of intangible assets

     GABITRIL product rights increased by $16,905,000 since December 31, 2001 as a result of a $10,000,000 payment to Abbott stemming from the extension of the composition of matter patent and additional payments for expanded rights in Europe and other countries worldwide. Other product rights increased as a result of payments of $6,753,000 for the acquisition of additional product rights in Europe and other countries worldwide.

    Net Cash (Used for) Provided by Financing Activities

     A summary of net cash provided by (used for) financing activities is as follows:

                                                                                      Six months ended
                                                                                          June 30,
                                                                                  2002              2001
                                                                                  ----              ----
Proceeds from exercises of common stock options and warrants ..............   $  3,065,000      $ 20,115,000
Payments to acquire treasury stock ........................................       (171,000)               --
Net proceeds from the issuance of long-term debt ..........................             --       385,785,000
Preferred dividends paid ..................................................             --        (6,656,000)
Principal payments on and retirement of long-term debt ....................    (15,354,000)      (49,576,000)
                                                                              ------------      ------------
Net cash (used for) provided by financing activities ......................   $(12,460,000)     $349,668,000
                                                                             =============      ============

     --Proceeds from exercises of common stock options and warrants

     During the six months ended June 30, 2002, we received proceeds of $3,065,000 from the exercise of 161,000 common stock options compared to proceeds of $20,115,000 from the exercise of 1,021,000 common stock options during the same period in 2001. At June 30, 2002, options to purchase 5,651,000 shares of our common stock at various exercise prices were outstanding. The extent and timing of future option exercises, if any, are primarily dependent upon the market price of our common stock and general financial market conditions, as well as the exercise prices and expiration dates of the options.

     --Payments to acquire treasury stock

     Under our equity compensation plans, we may grant restricted stock awards to employees. Upon vesting, shares of Cephalon common stock are withheld from the employee's stock award and returned to the treasury for the dollar value of payroll taxes withheld.

   --Preferred dividends paid

     The dividend payments of $6,656,000 during the first half of 2001 relate to the previously outstanding shares of convertible, exchangeable preferred stock. These outstanding preferred shares were converted during the second and third quarters of 2001 into an aggregate of 6,974,998 shares of our common stock.

   --Principal payments on long-term debt

     In January 2002, we made a payment of $6,000,000 to Abbott Laboratories due under our licensing agreement for U.S. product rights to GABITRIL. Payments of $5,339,000 also were made during the first half of 2002 on the notes payable, bank debt and other lines of credit of Group Lafon. In addition, for all periods presented, principal payments on long-term debt include payments on mortgage and building improvements loans and payments on capital lease obligations.

Commitments and Contingencies

     --Legal Proceedings

     In February 2001, a complaint was filed in Utah state court by Zars, Inc. and one of its research scientists, against us and our subsidiary Anesta Corp. The plaintiffs are seeking a declaratory judgment to establish their right to develop transdermal or other products containing fentanyl and other pharmaceutically active agents under a royalty and release agreement between Zars and Anesta. The complaint also asks for unspecified damages for breach of contract, interference with economic relations, defamation and slander. We believe that we have valid defenses to all claims raised in this action. In any event, we do not believe any judgment against us on any settlement of this claim will have a material adverse effect on our financial condition or results of operations.

    We are a party to certain other litigation in the ordinary course of our business, including matters alleging employment discrimination, product liability and breach of commercial contract. However, we are vigorously defending ourselves in all of the actions against us and do not believe these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition or results of operations.

     --Related Party

     In August 1992, we exclusively licensed our rights to MYOTROPHIN for human therapeutic use within the United States, Canada and Europe to Cephalon Clinical Partners, L.P., or CCP. We developed MYOTROPHIN on behalf of CCP under a research and development agreement. Under this agreement, CCP granted an exclusive license to manufacture and market MYOTROPHIN for human therapeutic use within the United States, Canada and Europe, and we agreed to make royalty payments equal to a percentage of product sales and a milestone payment of approximately $16,000,000 upon regulatory approval. We have a contractual option, but not an obligation, to purchase all of the limited partnership interests of CCP, which is exercisable upon the occurrence of certain events following the first commercial sale of MYOTROPHIN. If, and only if, we decide to exercise this purchase option, we would make an advance payment of approximately $40,275,000 in cash or, at our election, approximately $42,369,000 in shares of common stock or a combination thereof. If we discontinue development of MYOTROPHIN, or if we do not exercise this purchase option, our license will terminate and all rights to manufacture or market MYOTROPHIN in the United States, Canada and Europe will revert to CCP, which may then commercialize MYOTROPHIN itself or license or assign its rights to a third party. In that event, we would not receive any benefits from such commercialization, license or assignment of rights.

Outlook

     Cash, cash equivalents and investments at June 30, 2002 were $594,700,000. Prior to 2001, we historically have had negative cash flows from operations and have used the proceeds of public and private placements of our equity and debt securities to fund operations. We currently believe that projected increases in sales of our three U.S. marketed products, PROVIGIL, ACTIQ and GABITRIL, in combination with other revenues, will allow us to achieve continued profitability and positive cash flows from operations in 2002. At this time, however, we cannot accurately predict the effect of certain developments on future product sales such as the degree of market acceptance of our products, competition, the effectiveness of our sales and marketing efforts and the outcome of our research to demonstrate the utility of our products in indications beyond those already included in the FDA approved labels. Other revenues include receipts from collaborative research and development agreements and co-promotion agreements. The continuation of any of these agreements is subject to the achievement of certain milestones and to periodic review by the parties involved.

     We expect to continue to incur significant expenditures associated with manufacturing, selling and marketing our products and conducting additional clinical studies to explore the utility of these products in treating disorders beyond those currently approved in their respective labels. We also expect to continue to incur significant expenditures to fund research and development activities, including clinical trials, for our other product candidates. We may seek sources of funding for a portion of these programs through collaborative arrangements with third parties. However, we intend to retain a portion of the commercial rights to these programs and, as a result, we still expect to spend significant funds on our share of the cost of these programs, including the costs of research, preclinical development, clinical research and manufacturing.

     We may have significant fluctuations in quarterly results based primarily on the level and timing of:

     .    product sales and cost of product sales;

     .    achievement and timing of research and development milestones;

     .    co-promotion and other collaboration revenues;

     .    cost and timing of clinical trials;

     .    marketing and other expenses; and

     .    manufacturing or supply disruptions.

     In December 2001, we acquired Group Lafon, which gave us worldwide control of the intellectual property, marketing, and manufacturing rights related to modafinil, the active drug substance in PROVIGIL. PROVIGIL accounted for approximately 45% of our total product sales for the six months ended June 30, 2002. By consolidating our financial results with those of Group Lafon, we have reduced significantly our cost of product sales for PROVIGIL by eliminating the effect of preexisting contractual arrangements between us and Group Lafon.

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

     There are currently $838,000,000 of convertible notes outstanding. The annual interest payment on the outstanding balance of convertible notes is $26,739,000 payable semiannually.

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

     For the six months ended June 30, 2002, approximately 69% of our total revenues were derived from U.S. sales of PROVIGIL, GABITRIL and ACTIQ. We cannot be certain that these products will continue to be accepted in their markets. Specifically, the following factors, among others, could affect the level of market acceptance of PROVIGIL, GABITRIL and ACTIQ, including:

          . the perception of the healthcare community of their safety and efficacy, both in an absolute sense and relative to that of competing products;

          . the effectiveness of our sales and marketing efforts; o unfavorable publicity regarding these products or similar products;

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

We may be unsuccessful in our efforts to expand the number and scope of authorized uses of PROVIGIL or GABITRIL, which would hamper sales growth and make it more difficult to sustain profitability.

     The market for the approved indications of two of our three largest products is relatively small. We believe that a portion of our product sales is derived from the use of these products outside of their labeled indications. To a large degree, our future success depends on the expansion of the approved indications for PROVIGIL and GABITRIL and physicians prescribing our products outside of the approved indications. Under current FDA and European medical authority regulations, we are restricted from promoting the use of these products outside their labeled use. Any label expansion requires regulatory approval.

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

     We may not be able to maintain adequate protection for our intellectual property or market exclusivity for certain of our products and therefore competitors may develop competing products, which could result in a decrease in sales and market share, cause us to reduce prices to compete successfully, and limit our commercial success.

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

     The U.S. composition of matter patent for modafinil expired in 2001. We own U.S. and foreign patent rights that expire between 2014 and 2015 covering formulations and uses of modafinil having certain particle sizes. Ultimately, these particle-sized patents might be found invalid if challenged by a third party or a potential competitor could develop a competing product or product formulation that avoids infringement of these patents. If a competitor developed a competing product that avoided infringement, our revenues from our modafinil-based products could be significantly and negatively impacted.

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

As our products are used commercially, unintended side effects, adverse reactions or incidents of misuse may occur that could result in additional regulatory controls and reduced sales of our products.

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

We may incur additional losses.

     The quarter ended September 30, 2001 was our first profitable quarter from commercial operations since inception and at June 30, 2002 our accumulated deficit was $565,133,000. Our historical losses resulted principally from costs incurred in research and development, including clinical trials, and from selling, general and administrative costs associated with our operations. For us to sustain profitability from commercial operations, we must continue to achieve product and other revenues at or above their current levels. Moreover, our future growth depends, in part, on our ability to obtain regulatory approvals for future products or for the expansion of the approved indications for our existing products, and our ability to successfully develop, commercialize, manufacture and market any other product candidates.

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

     We depend upon sole suppliers for active drug substances contained in our products, including our own French plant that manufactures modafinil, and Abbott Laboratories to manufacture finished commercial supplies of ACTIQ and GABITRIL for the U.S. market. We have two qualified manufacturers, Watson Pharmaceuticals (formerly Circa Pharmaceuticals, Inc.), Copiague, New York and DSM Pharmaceuticals (formerly Catalytica Pharmaceuticals, Inc.), Greenville, North Carolina, for finished commercial supplies of PROVIGIL. The process of changing or adding a manufacturer or changing a formulation requires prior FDA and/or European medical authority approval and is very time-consuming. If we are unable to manage this process effectively, we could face supply disruptions that would result in significant costs and delays, undermine goodwill established with physicians and patients, and damage commercial prospects for our products. We maintain inventories of active drug substances and finished products to protect against supply disruptions. Nevertheless, any disruption in these activities could impede our ability to sell our products and could reduce sales revenue. We also rely on third parties to distribute our products, perform customer service activities and accept and process product returns.

Our activities and products are subject to significant government regulations and approvals, which are often costly and could result in adverse consequences to our business if we fail to comply.

     We currently have a number of products that have been approved for sale in the United States, foreign countries or both. All of our approved products are subject to extensive continuing regulations relating to, among other things, testing, manufacturing, quality control, labeling, and promotion. The failure to comply with any rules and regulations of the FDA or any foreign medical authority, or the post-approval discovery of previously unknown problems relating to our products could result in, among others:

          .    fines, recalls, or seizures of products;

          .    total or partial suspension of product sales;

          .    non-approval of product license applications;

          . restrictions on our ability to enter into strategic relationships; and

          .    criminal prosecution.

     It is both costly and time-consuming for us to comply with these regulations. Additionally, incidents of adverse drug reactions, unintended side effects or misuse relating to our products could result in additional regulatory controls or restrictions, or even lead to withdrawal of the product from the market.

     With respect to our product candidates and for new therapeutic indications for our existing products, we conduct research, preclinical testing and clinical trials. We cannot market these product candidates or these new indications in the United States or other countries without receiving approval from the FDA or the appropriate foreign medical authority. The approval process is highly uncertain and requires substantial time, effort and financial resources. Ultimately, we may never obtain approval in a timely manner, or at all. Without these required approvals, our ability to substantially grow revenues in the future could be adversely affected.

     In addition, because PROVIGIL and ACTIQ contain active ingredients that are controlled substances, we are subject to regulation by the DEA and analogous foreign organizations relating to the manufacture, shipment, sale and use of the applicable products. These regulations also are imposed on prescribing physicians and other third parties, making the use of such products relatively complicated and expensive. With the increased concern for safety by the FDA and the DEA with respect to products containing controlled substances, it is possible that these regulatory agencies could impose additional restrictions on marketing or even withdrawal of regulatory approval for such products. In addition, adverse publicity may bring about rejection of the product by the medical community. If the DEA, FDA or a foreign medical authority withdrew the approval of, or placed additional significant restrictions on the marketing of any of our products, our product sales and ability to promote our products could be substantially affected.

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

In light of these challenges, we may not be able to successfully manage the operations and personnel of Group Lafon. Customer dissatisfaction or manufacturing, supply or distribution problems associated with Group Lafon's products could cause our pharmaceutical business in France to underperform relative to our expectations, which could have a material adverse effect on our business. We also could experience financial or other setbacks if Group Lafon's businesses have problems or liabilities of which we were not aware or are substantially greater than we anticipated based on our evaluation of the business prior to the acquisition.

We may not achieve the expected cost savings and other benefits of the Group Lafon acquisition.

     In acquiring Group Lafon, we secured worldwide rights related to modafinil, the active drug substance in PROVIGIL. PROVIGIL accounted for approximately 45% of our total product sales for the six months ended June 30, 2002. By consolidating our financial results with those of Group Lafon, we expect to reduce our cost of product sales related to PROVIGIL. During the first half of 2002, we experienced a significant reduction in the cost of product sales related to PROVIGIL. While the bulk of these cost savings result from eliminating the effect of manufacturing profit and royalties paid by us and Group Lafon, in the future there could be unanticipated costs associated with our operation and management of the Group Lafon business that could limit or eliminate these cost savings or other anticipated benefits of the Group Lafon acquisition. As a result, the future cost savings realized, if any, and other anticipated benefits could differ from, or their impact could be delayed compared to, our expectations as described herein.

The efforts of government entities and third party payors to contain or reduce the costs of health care may adversely affect our sales and limit the commercial success of our products.

     In certain foreign markets, pricing or profitability of pharmaceutical products is subject to various forms of direct and indirect governmental control. In the United States, there have been, and we expect there will continue to be, various proposals to implement similar government controls. The commercial success of our products could be limited if federal or state governments adopt any such proposals. In addition, in the United States and elsewhere, sales of pharmaceutical products depend in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party and government payors increasingly challenge the prices charged for products and limit reimbursement levels offered to consumers for such products. Third party and government payors could focus their cost control efforts on our products, especially with respect to prices of and reimbursement levels for products prescribed outside their labeled indications. In these cases, these efforts could negatively impact sales of and profits on our products.

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

     The conditions that our products treat, and some of the other disorders for which we are conducting additional studies, are currently treated with several drugs, many of which have been available for a number of years or are available in inexpensive generic forms. With respect to PROVIGIL, there are several other products used for the treatment of narcolepsy in the United States, which are marketed under a number of brand names, including RITALIN(R) by Novartis, CONCERTA(R) tablets by Alza and METHYLIN(R) by Mallinckrodt, and in our other licensed territories, all of which have been available for a number of years and many of which are available in inexpensive generic forms. With respect to ACTIQ, we face competition from inexpensive oral opioid tablets and more expensive but quick-acting invasive (intravenous, intramuscular and subcutaneous) opioid delivery systems. Other technologies for rapidly delivering opioids to treat breakthrough pain are being developed, at least one of which is in clinical trials. With respect to GABITRIL, there are several products, including NEURONTIN(R) (gabapentin) by Pfizer, used as adjunctive therapy for the partial seizure market. Some are well-established therapies that have been on the market for several years while others have recently entered the partial seizure marketplace. In addition, several treatments for partial seizures are available in inexpensive generic forms. Thus, we need to demonstrate to physicians, patients and third party payors that the cost of our products is reasonable and appropriate in the light of their safety and efficacy, the price of competing products and the related health care benefits to the patient.

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

     In order to remain competitive, we are focused on the search for new pharmaceutical products. These activities include engaging in discovery research and process development, conducting preclinical and clinical studies, and seeking regulatory approval in the United States and abroad. In all of these areas, we have relatively limited resources and compete against larger, multinational pharmaceutical companies. Moreover, even if we undertake these activities in an effective and efficient manner, regulatory approval for the sale of new pharmaceutical products remains highly uncertain since the majority of compounds discovered do not enter clinical studies and the majority of therapeutic candidates fail to show the human safety and efficacy necessary for regulatory approval and successful commercialization.

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

     Because we have limited resources, we have entered into a number of collaboration agreements with other pharmaceutical companies including Lundbeck and Sanofi-Synthelabo related to our research efforts in Parkinson's and Alzheimer's disease, and solid tumors, respectively. In some cases, our collaboration agreements call for our partners to control:

          . the supply of bulk or formulated drugs for commercial use or for use in clinical trials;

          .    the design and execution of clinical studies;

          . the process of obtaining regulatory approval to market the product; and/or

          .    marketing and selling of any approved product.

     In each of these areas, our partners may not support fully our research and commercial interests since our program may compete for time, attention and resources with the internal programs of our corporate collaborators. As such, our program may not move forward as effectively, or advance as rapidly, as it might if we had retained complete control of all research, development, regulatory and commercialization decisions. We also rely on several of these collaborators and other third parties for the production of compounds and the manufacture and supply of pharmaceutical products. Additionally, we may find it necessary from time to time to seek new or additional partners to assist us in commercializing our products, though we might not be successful in establishing any such new or additional relationships.

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

          .    manufacturing or supply disruptions.

The price of our common stock has been and may continue to be highly volatile.

     The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future. For example, from January 1, 2001 through August 9, 2002, our common stock traded at a high price of $78.88 and a low price of $35.82. Negative announcements, including, among others:

          .    adverse regulatory decisions;

          .    disappointing clinical trial results;

          .    disputes concerning patent or other proprietary rights; or

          .    operating results that fall below the market's expectations could trigger significant declines in the price of our common stock. In addition, external events, such as news concerning economic conditions, our competitors, changes in government regulations impacting the biotechnology or pharmaceutical industries or the movement of capital into or out of our industry, also are likely to affect the price of our common stock.

A portion of our product sales and certain balance sheet items are subject to exchange rate fluctuations in the normal course of business that could adversely affect our reported results of operations.

     Historically, a portion of our product sales has been earned in currencies other than the U.S. dollar. As a result of our acquisition of Group Lafon, the portion of our product sales denominated in the euro and other local currencies has and may continue to increase. For the sixth months ended June 30, 2002, approximately 24% of our product sales were denominated in currencies other than the U.S. dollar. We translate revenue earned from product sales into U.S. dollars at the average exchange rate applicable during the relevant period. A strengthening of the dollar could, therefore, reduce our earnings. Consequently, fluctuations in the rate of exchange between the U.S. dollar and the euro and other local currencies may affect period-to-period comparisons of our operating results. In addition, we may face exposure to the extent that exchange rate fluctuations affect the repayment of certain intercompany indebtedness. Finally, the balance sheet of our foreign operations will be translated into U.S. dollars at the period-end exchange rate. This latter exposure will result in changes to the translated value of assets and liabilities, with the impact of the translation included as a component of stockholders' equity.

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

     We are highly dependent upon our ability to attract and retain qualified scientific, technical and managerial personnel. There is intense competition for qualified personnel in the pharmaceutical and biotechnology industries, and we cannot be sure that we will be able to continue to attract and retain the qualified personnel necessary for the development and management of our business. Although we do not believe the loss of one individual would materially harm our business, our research and development programs and our business might be harmed by the loss of the services of multiple existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner. Much of the know-how we have developed resides in our scientific and technical personnel and is not readily transferable to other personnel. While we have employment agreements with our key executives, we do not ordinarily enter into employment agreements with our other key scientific, technical and managerial employees. We do not maintain "key man" life insurance on any of our employees.

Our prior use of Arthur Andersen LLP as our independent public accountant could impact our ability to access the capital markets.

     Our consolidated financial statements as of and for each of the three years in the period ended December 31, 2001 were audited by Arthur Andersen LLP. On March 14, 2002, Andersen was indicted on federal obstruction of justice charges arising from the government's investigation of Enron Corporation. Following this event, our Audit Committee directed management to consider the need to appoint new independent public accountants. On June 4, 2002, at the direction of the Board of Directors, acting upon the recommendation of the Audit Committee, we dismissed Andersen and appointed PricewaterhouseCoopers LLP as our new independent public accountants for fiscal year 2002. On June 15, 2002, a jury found Andersen guilty on the government's charges.

     SEC rules require us to present our audited financial statements in various SEC filings, along with Andersen's consent to our inclusion of its audit report in those filings. However, Andersen is unable to provide a consent to us for inclusion in our future SEC filings relating to its report on our consolidated financial statements as of and for each of the three years in the period ended December 31, 2001. Additionally, Andersen is unable to provide us with assurance services, such as advice customarily given to underwriters of our securities offerings and other similar market participants. The SEC recently has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Andersen in certain circumstances. Notwithstanding this relief, the inability of Andersen to provide its consent or to provide assurance services to us in the future could negatively affect our ability to, among other things, access the public capital markets. Any delay or inability to access the public markets as a result of this situation could have a material adverse impact on our business. Also, an investor's ability to seek potential recoveries from Andersen related to any claims that an investor may assert as a result of the audit performed by Andersen may be limited significantly both as a result of an absence of a consent and the diminished amount of assets of Andersen that are or may in the future be available to satisfy claims.

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

     While we believe that our safety procedures for handling and disposing of these materials comply with foreign, federal, state and local laws and regulations, we cannot completely eliminate the risk of accidental injury or contamination from these materials. In the event of an accident, we could be held liable for any resulting damages, which could include fines and remedial costs. These damages could require payment by us of significant amounts over a number of years, which would be reflected in our results of operations and financial condition.

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

    We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person becomes an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 could have the effect of delaying or preventing a change of control of Cephalon. We also have adopted a "poison pill" rights plan that will dilute the stock ownership of an acquirer of our stock upon the occurrence of certain events. Section 203, the rights plan, and certain provisions of our certificate of incorporation, our bylaws and Delaware corporate law, may have the effect of deterring hostile takeovers or delaying or preventing changes in control of our management, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

We may be unable to service or repay our substantial indebtedness or other contingencies.

     As of June 30, 2002, we had significant levels of indebtedness that, among other things, could make it difficult for us to make payments on our indebtedness or obtain financing in the future, limit our future flexibility and make us more vulnerable in the event of a downturn in our business. Unless we are able to generate sufficient cash flow from operations to service our indebtedness, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our debt service obligations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     There have been no material changes in quantitative and qualitative market risk from the disclosure included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings

               The information set forth in Footnote 8 to the Notes to Consolidated Financial Statements included herein is hereby incorporated by reference.

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

                    In connection with our offer and sale of the notes, we filed a registration statement on Form S-3 on May 28, 2002 to register the resale of the shares of common stock issuable upon conversion of the notes that was declared effective by the Securities and Exchange Commission on July 3, 2002.

    Item 4.    Submission of Matters to a Vote of Security Holders:

                    The following matters were considered at the annual meeting of stockholders of Cephalon held in West Chester, Pennsylvania on May 15, 2002:

               I.   On the election of the following persons as directors:

                                                       Number of Votes
                                             ---------------------------------
                                                   FOR                 WITHHELD

                    Dr. Frank Baldino, Jr.     45,549,346              219,852
                    William P. Egan            45,519,813              249,385
                    Dr. Robert J. Feeney       45,517,817              251,381
                    Martyn D. Greenacre        45,456,883              312,315
                    Dr. Charles A. Sanders     45,518,684              250,514
                    Dr. Horst Witzel           45,543,895              225,303

               II. To approve the amendment to the Company's Certificate of Incorporation increasing the number of shares of the Company's common stock authorized for issuance:

                                NUMBER OF VOTES
                 ---------------------------------------------
                       FOR          AGAINST          ABSTAIN
                    42,663,994     2,977,460         127,744

          III. To approve an increase in the number of shares of common stock authorized for issuance under the Company's 1995 Equity Compensation Plan and the amendment and restatement of the 1995
               Plan:

                                  NUMBER OF VOTES
                 ------------------------------------------------
                       FOR          AGAINST          ABSTAIN
                       ---          -------          -------
                    44,086,323     1,627,250         55,625

Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits:

                Exhibit
                   No.    Description
                   ---    -----------

                  3.1 Certificate of Amendment to the Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on May 16, 2002
                  3.2 Amended and Restated Bylaws of Cephalon, Inc. (as restated July 25, 2002)
                 10.1+ Executive Severance Agreement between Cephalon, Inc. and Frank Baldino, Jr.
                 10.2+   Form of Executive Severance Agreement between certain
                         Cephalon executive officers and Cephalon, Inc.
                 99.1    Certification Pursuant to 18 U.S.C. Section 1350, as
                         Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                 ---------------------------------------------------------------

                 + Compensation plans and arrangements for executives and others

          (b)  Reports on Form 8-K:

               During the second quarter of 2002, the Registrant filed the following Current Reports on Form 8-K:

               (i) On April 16, 2002, Cephalon, Inc. filed an amended Current Report on Form 8-K/A to include the consolidated financial statements of Group Lafon.

               (ii) On May 30, 2002, Cephalon, Inc. filed a Form 8-K that included the Press Release dated May 29, 2002 publicly announcing the appointment of Dr. Gail Wilensky to the Board of Directors of the Company.

               (iii) On June 6, 2002, Cephalon, Inc. filed a Form 8-K announcing the dismissal of Arthur Andersen LLP as the Company's independent public accountant for the fiscal year 2002, and the appointment of PricewaterhouseCoopers LLP.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CEPHALON, INC.
                                   (Registrant)



August 13, 2002                    By  /s/ Frank Baldino, Jr.
                                      ------------------------

                                   Frank Baldino, Jr., Ph.D.
                                   Chairman and Chief Executive Officer
                                   (Principal executive officer)


                                   By /s/ J. Kevin Buchi
                                     -------------------

                                   J. Kevin Buchi
                                   Senior Vice President and Chief Financial
                                   Officer
                                   (Principal financial and accounting officer)