Form 10-Q
period 2002-09-30
CEPHALON INC
filed 2002-11-14
CIK 873364

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number 0-19119

CEPHALON, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State Other Jurisdiction of Incorporation or Organization)	23-2484489 (I.R.S. Employer Identification Number)
145 Brandywine Parkway, West Chester, PA (Address of Principal Executive Offices)	19380-4245 (Zip Code)
(610) 344-0200 Registrant's Telephone Number, Including Area Code
Not Applicable Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, par value $.01	Outstanding as of November 11, 2002 55,183,745 Shares

CEPHALON, INC. AND SUBSIDIARIES

INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$491,265,000	$548,727,000
Investments	145,362,000	55,157,000
Receivables, net	70,543,000	75,192,000
Inventory	49,479,000	47,513,000
Other current assets	9,686,000	7,872,000

Total current assets	766,335,000	734,461,000
PROPERTY AND EQUIPMENT, net	82,957,000	64,706,000
GOODWILL	300,921,000	248,911,000
INTANGIBLE ASSETS, net	305,039,000	298,269,000
DEBT ISSUANCE COSTS	22,823,000	26,720,000
OTHER ASSETS	13,809,000	16,020,000

	$1,491,884,000	$1,389,087,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$24,847,000	$24,536,000
Accrued expenses	56,580,000	49,370,000
Current portion of long-term debt	18,544,000	32,200,000
Current portion of deferred revenues	538,000	824,000

Total current liabilities	100,509,000	106,930,000
LONG-TERM DEBT	871,201,000	866,589,000
DEFERRED REVENUES	5,592,000	6,042,000
DEFERRED TAX LIABILITIES	52,666,000	—
OTHER LIABILITIES	11,065,000	10,795,000

Total liabilities	1,041,033,000	990,356,000

COMMITMENTS AND CONTINGENCIES (Note 8)	—	—
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, 2,500,000 shares issued, and none outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 55,169,692 and 54,909,533 shares issued, and 54,940,541 and 54,685,792 shares outstanding	552,000	549,000
Additional paid-in capital	989,513,000	982,123,000
Treasury stock, 229,151 and 223,741 shares outstanding, at cost	(9,814,000)	(9,523,000)
Accumulated deficit	(545,157,000)	(576,691,000)
Accumulated other comprehensive income	15,757,000	2,273,000

Total stockholders' equity	450,851,000	398,731,000

	$1,491,884,000	$1,389,087,000

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
REVENUES:
Product sales	$122,364,000	$73,953,000	$326,934,000	$159,061,000
Other revenues	7,999,000	9,869,000	35,657,000	28,032,000

	130,363,000	83,822,000	362,591,000	187,093,000

COSTS AND EXPENSES:
Cost of product sales	19,502,000	14,341,000	48,819,000	31,912,000
Research and development	30,725,000	19,307,000	91,925,000	59,821,000
Selling, general and administrative	45,215,000	23,236,000	130,430,000	74,899,000
Depreciation and amortization	8,715,000	3,663,000	25,051,000	10,698,000

	104,157,000	60,547,000	296,225,000	177,330,000

INCOME FROM OPERATIONS	26,206,000	23,275,000	66,366,000	9,763,000

OTHER INCOME AND EXPENSE
Interest income	3,940,000	4,121,000	10,580,000	8,667,000
Interest expense	(8,126,000)	(6,666,000)	(29,405,000)	(12,122,000)
Other income (expense)	(544,000)	847,000	(1,846,000)	(263,000)

	(4,730,000)	(1,698,000)	(20,671,000)	(3,718,000)

INCOME BEFORE INCOME TAXES	21,476,000	21,577,000	45,695,000	6,045,000
INCOME TAXES	(1,500,000)	—	(3,485,000)	—

INCOME BEFORE EXTRAORDINARY CHARGE AND CUMULATIVE EFFECT OF CHANGING INVENTORY COSTING METHOD	19,976,000	21,577,000	42,210,000	6,045,000
EXTRAORDINARY GAIN (CHARGE) ON EARLY EXTINGUISHMENT OF DEBT	—	—	(7,142,000)	3,016,000
CUMULATIVE EFFECT OF CHANGING INVENTORY COSTING METHOD FROM FIFO TO LIFO	—	—	(3,534,000)	—

NET INCOME	19,976,000	21,577,000	31,534,000	9,061,000
DIVIDENDS ON CONVERTIBLE EXCHANGABLE PREFERRED STOCK	—	(70,000)	—	(5,664,000)

NET INCOME APPLICABLE TO COMMON SHARES	$19,976,000	$21,507,000	$31,534,000	$3,397,000

BASIC INCOME PER COMMON SHARE:
Income per common share before extraordinary charge and cumulative effect of changing inventory costing method	$0.36	$0.43	$0.76	$0.01
Extraordinary charge on early extinguishment of debt	—	—	(0.13)	0.06
Cumulative effect of changing inventory costing method	—	—	(0.06)	—

	$0.36	$0.43	$0.57	$0.07

DILUTED INCOME PER COMMON SHARE:
Income per common share before extraordinary charge and cumulative effect of changing inventory costing method	$0.35	$0.40	$0.74	$0.01
Extraordinary charge on early extinguishment of debt	—	—	(0.13)	0.06
Cumulative effect of changing inventory costing method	—	—	(0.06)	—

	$0.35	$0.40	$0.55	$0.07

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	55,128,000	50,269,000	55,044,000	46,909,000

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-ASSUMING DILUTION	56,730,000	53,412,000	56,971,000	49,831,000

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Accumulated Other Comprehensive Income	Common Stock		Preferred Stock			Treasury Stock
	Comprehensive Income (Loss)		Accumulated Deficit						Additional Paid-in Capital
		Total			Shares	Amount	Shares	Amount		Shares	Amount
BALANCE, JANUARY 1, 2001		$165,193,000	$(515,543,000)	$1,401,000	42,478,225	$425,000	2,500,000	$25,000	$683,004,000	138,183	$(4,119,000)
Net Loss	$(55,484,000)	(55,484,000)	(55,484,000)	—		—		—	—		—

Foreign currency translation gain	368,000
Unrealized investment gains	504,000

Other comprehensive income	872,000	872,000	—	872,000		—		—	—		—

Comprehensive loss	$(54,612,000)

Conversion of preferred stock into common stock		—	—	—	6,974,998	70,000	(2,500,000)	(25,000)	(45,000)		—
Issuance of common stock upon conversion of convertible notes		262,590,000	—	—	3,691,705	37,000		—	262,553,000		—
Stock options exercised		25,542,000	—	—	1,327,303	13,000		—	27,304,000	32,104	(1,775,000)
Stock purchase warrants exercised		2,679,000	—	—	265,800	2,000		—	2,677,000		—
Restricted stock award plan		5,349,000	—	—	150,650	2,000		—	5,347,000		—
Employee benefit plan		1,283,000	—	—	20,852	—		—	1,283,000		—
Dividends declared on convertible preferred stock		(5,664,000)	(5,664,000)	—		—		—	—		—
Treasury stock acquired		(3,629,000)	—	—		—		—	—	53,454	(3,629,000)

BALANCE, DECEMBER 31, 2001		398,731,000	(576,691,000)	2,273,000	54,909,533	549,000	—	—	982,123,000	223,741	(9,523,000)
Net Income	$31,534,000	31,534,000	31,534,000	—		—		—	—		—

Foreign currency translation gain	10,032,000
Unrealized investment gains	3,452,000

Other comprehensive income	13,484,000	13,484,000	—	13,484,000		—		—	—		—

Comprehensive income	$45,018,000

Stock options exercised		3,762,000	—	—	223,949	3,000		—	3,879,000	2,055	(120,000)
Restricted stock award plan		1,830,000	—	—	6,175	—		—	1,830,000		—
Employee benefit plan		1,681,000	—	—	30,035	—		—	1,681,000		—
Treasury stock acquired		(171,000)	—	—		—		—	—	3,355	(171,000)

BALANCE, SEPTEMBER 30, 2002 (Unaudited)		$450,851,000	$(545,157,000)	$15,757,000	55,169,692	$552,000	—	$—	$989,513,000	229,151	$(9,814,000)

The accompanying notes are an integral part of these financial statements

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,534,000	$9,061,000
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	25,051,000	10,698,000
Extraordinary charge (gain) on extinguishment of debt	7,142,000	(3,016,000)
Non-cash interest expense	9,082,000	3,715,000
Cumulative effect of changing inventory costing method from FIFO to LIFO	3,534,000	—
Stock-based compensation expense	3,511,000	5,233,000
Other	—	26,000
(Increase) decrease in operating assets:
Receivables	9,696,000	(7,968,000)
Inventory	(2,646,000)	(9,935,000)
Other current assets	(1,095,000)	(4,021,000)
Other long-term assets	(2,861,000)	8,000
Increase (decrease) in operating liabilities:
Accounts payable	(2,972,000)	1,023,000
Accrued expenses	6,529,000	2,966,000
Deferred revenues	(1,188,000)	(1,936,000)
Other long-term liabilities	(738,000)	(74,000)

Net cash provided by operating activities	84,579,000	5,780,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(20,492,000)	(7,695,000)
Acquistion of intangible assets	(23,480,000)	—
Sales and maturities (purchases) of investments, net	(86,752,000)	(340,325,000)

Net cash used for investing activities	(130,724,000)	(348,020,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of common stock options and warrants	3,762,000	20,913,000
Payments to acquire treasury stock	(171,000)	(224,000)
Net proceeds from issuance of long-term debt	—	385,648,000
Preferred dividends paid	—	(6,797,000)
Principal payments on and retirements of long-term debt	(17,944,000)	(51,779,000)

Net cash (used for) provided by financing activities	(14,353,000)	347,761,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3,036,000	75,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(57,462,000)	5,596,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	548,727,000	36,571,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$491,265,000	$42,167,000

Supplemental disclosures of cash flow information:
Cash payments for interest	$13,422,000	$1,870,000
Non-cash investing and financing activities:
Capital lease additions	$741,000	$360,000

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

        Cephalon is an international biopharmaceutical company dedicated to the discovery, development and marketing of innovative products to treat sleep and neurological disorders, cancer and pain. In addition to conducting an active research and development program, we market three products in the United States, PROVIGIL® (modafinil) tablets [C-IV], ACTIQ® (oral transmucosal fentanyl citrate) [C-II], and GABITRIL® (tiagabine hydrochloride), as well as a number of products in various countries throughout Europe. We are headquartered in West Chester, Pennsylvania, and have offices in Salt Lake City, Utah, and outside the United States in France, the United Kingdom, Germany and Switzerland. We operate manufacturing facilities in France for the production of bulk pharmaceuticals, including modafinil, the active drug substance contained in PROVIGIL. We also operate manufacturing facilities in Salt Lake City, Utah, for the production of ACTIQ for distribution and sale in the European Union.

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

Foreign Currency Translation

        Our functional currency is the U.S. Dollar. For foreign operations with currencies other than the U.S. Dollar, we translate asset and liability balances at exchange rates in effect at the end of the period, and income and expense transactions at the average exchange rates in effect during the period. Resulting translation adjustments are reported as a separate component of accumulated other comprehensive income included in stockholders' equity.

        Statement of Financial Accounting Standards (SFAS) No. 95, "Statement of Cash Flows" requires that the effect of exchange rate changes on cash held in foreign currencies be reported as a separate item in the reconciliation of beginning and ending cash and cash equivalents. All other foreign currency cash flows are reported in the applicable line of the consolidated statement of cash flows using an approximation of the exchange rate in effect at the time of the cash flows.

Revenue Recognition

        Product sales are recognized upon the transfer of ownership and risk of loss for the product to the customer and are recorded net of estimated reserves for contractual allowances, discounts and returns. The estimated reserves are reviewed at each reporting period and adjusted to reflect data available at that time. To the extent we adjust the reserves, such adjustments will impact the amount of product sales revenue recognized in the period of the adjustment.

        Other revenue, which includes revenues from collaborative agreements, consists of up-front fees, ongoing research and development funding, milestone payments and payments under co-promotional or managed services agreements. Effective January 1, 2000, we adopted the SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). In accordance with SAB 101, non-refundable up-front fees are deferred and amortized to revenue over the related performance period. We estimate our performance period based on the specific terms of each collaborative agreement, but actual performance may vary. We adjust the performance periods based upon available facts and circumstances. Periodic payments for research and development activities are recognized over the period that we perform the related activities under the terms of the agreements. Revenue resulting from the achievement of milestone events stipulated in the agreements is recognized when the milestone is achieved. Milestones are based upon the occurrence of a substantive element specified in the contract or as a measure of substantive progress towards completion under the contract. Payments under co-promotional or managed services agreements are recognized over the period when the products are sold or the promotional activities are performed.

Income Taxes

        We have provided for income taxes related to our foreign subsidiaries in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax and financial reporting bases of assets and liabilities. We had a history of losses in our U.S. operations, which generated significant federal and state tax net operating loss (NOL) carryforwards of approximately $344,139,000 and $147,620,000, respectively, as of December 31, 2001. United States generally accepted accounting principles require us to record a valuation allowance against the deferred tax asset associated with this NOL carryforward if it is more likely than not that we will not be able to utilize the NOL carryforward to offset future taxes. Given our history of unprofitable operations prior to the third quarter of 2001, we currently have provided a full valuation allowance against this deferred tax asset.

        The third quarter of 2001 was our first profitable quarter from commercial operations since inception. In light of our profitability since that period, as well as our expectations for continued profitability, we expect to conclude that the company will realize all or a portion of this NOL carryforward in the fourth quarter of 2002. At that time, we would immediately adjust the valuation allowance to recognize the estimated net realizable value of the deferred tax asset and then would begin to provide for income taxes at a rate equal to our combined federal and state effective rates. Subsequent adjustments to the valuation allowance and to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

Group Lafon

        On December 28, 2001, we completed our acquisition of the outstanding shares of capital stock of Laboratoire L. Lafon and affiliated entities (collectively "Group Lafon"). As a result of this acquisition, we control worldwide rights to modafinil, marketed under the trade name PROVIGIL in the United States. To date, the acquisition has increased our product sales, improved gross margins for PROVIGIL, improved profitability and provided us with important research and development, commercial and manufacturing infrastructure in France.

        The purchase price for Group Lafon was $456,343,000, which was funded in part by the proceeds of our December 11, 2001 offering of $600,000,000 of 2.50% convertible subordinated notes due

December 2006. Of this purchase price, $450,000,000 was paid in cash to the sellers with the remainder primarily representing transaction costs of the acquisition and severance payments to certain Group Lafon employees. In addition, we recognized $52,666,000 of deferred tax liabilities representing the tax effect of the timing differences related to the assets and liabilities recorded as part of the purchase accounting. The purchase accounting for the acquisition will be finalized by the end of 2002 as we complete our assessments of contingencies and our integration plans.

        The following unaudited pro forma information shows the results of our consolidated operations for the three months and the nine months ended September 30, 2001 as though the Group Lafon acquisition had occurred as of January 1, 2001:

	Three months ended September 30, 2001	Nine months ended September 30, 2001
Total revenues	$105,927,000	$250,747,000
Income (loss) before extraordinary gain	21,086,000	(6,136,000)
Net income (loss) applicable to common shareholders	21,086,000	(3,120,000)
Basic net income (loss) before extraordinary gain per common share	0.42	(0.13)
Basic net income (loss) per common share	0.42	(0.07)
Diluted net income (loss) before extraordinary gain per common share	0.39	(0.13)
Diluted net income (loss) per common share	0.39	(0.07)

        The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been generated from operations had the acquisition taken place as of January 1, 2001, or results that will occur in the future. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that have or may occur as a result of the continued integration and consolidation of Group Lafon.

Recent Accounting Pronouncements

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

        On January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The adoption of this new standard has not had a material impact on our current financial statements.

        In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement amends or rescinds certain existing authoritative pronouncements including SFAS No. 4, "Reporting Gains and Losses on Extinguishment of Debt," such that the provisions of APB No. 30 must now be followed to determine if the early extinguishment of debt should be classified as an extraordinary item. In addition, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria in APB No. 30 must be reclassified. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of this new standard may have an impact on the classification of gains and losses on early extinguishment of debt in our current financial statements.

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

        On March 29, 2002, we acquired the investor's Class A interests and ended the joint venture by the issuance and sale in a private placement of $55,000,000 aggregate principal amount of 3.875% convertible subordinated notes due March 2007. The notes are convertible into our common stock, at the option of the holder, at a price of $70.36 per share. See "Note 7—Long-Term Debt."

        The purchase of the investor's Class A interests in the joint venture resulted in the recognition of an extraordinary charge of $7,142,000 on the early extinguishment of debt during the first quarter of 2002. The following table summarizes the calculation of this extraordinary charge:

Carrying value of the debt as of December 31, 2001	$50,000,000
Interest accreted during the first quarter 2002 at 20%	2,500,000

Carrying value of the debt as of March 29, 2002	52,500,000
Less: unamortized joint venture formation costs as of March 29, 2002	(4,642,000)

47,858,000
Fair value of subordinated notes issued on March 29, 2002	(55,000,000)

Extraordinary charge	$(7,142,000)

        In addition, our statement of operations for the nine months ended September 30, 2002 included certain charges related to the operations of the joint venture, as follows:

Nine months ended September 30, 2002
Selling, general and administrative expenses	$3,508,000
Interest expense	3,163,000
Interest income	(190,000)

$6,481,000

3.    CASH, CASH EQUIVALENTS AND INVESTMENTS

        Cash, cash equivalents and investments consisted of the following:

	September 30, 2002	December 31, 2001
Cash and cash equivalents
Demand deposits and money market funds	$212,613,000	$4,364,000
Repurchase agreements	—	155,817,000
U.S. government agency obligations	—	79,985,000
Commercial paper	223,489,000	245,158,000
Asset backed securities	1,114,000	4,636,000
Bonds	54,049,000	58,767,000

	491,265,000	548,727,000

Short-term investments (at market value):
U.S. government agency obligations	11,145,000	8,076,000
Commercial paper	28,951,000	17,135,000
Asset backed securities	7,000	2,878,000
Bonds	105,259,000	26,068,000
Certificates of deposit	—	1,000,000

	145,362,000	55,157,000

	$636,627,000	$603,884,000

        The contractual maturities of our investments in cash, cash equivalents, and investments at September 30, 2002 are as follows:

Less than one year	$546,748,000
Greater than one year but less than two years	33,973,000
Greater than two years	55,906,000

$636,627,000

4.    RECEIVABLES

        Receivables consisted of the following:

	September 30, 2002	December 31, 2001
Trade receivables	$51,216,000	$40,790,000
Receivables from collaborations	7,767,000	16,438,000
Other receivables	20,904,000	24,790,000
Reserve for sales discounts, returns and allowances	(9,344,000)	(6,826,000)

	$70,543,000	$75,192,000

5.    INVENTORY

        Inventory consisted of the following:

	September 30, 2002	December 31, 2001
Raw materials	$24,520,000	$19,666,000
Work-in-process	6,754,000	7,632,000
Finished goods	18,205,000	20,215,000

	$49,479,000	$47,513,000

        Effective January 1, 2002, we changed our method of valuing domestic inventories from the first-in, first-out, or FIFO method, to the last-in, first-out, or LIFO method. We recognized a charge of $3,534,000 in the first quarter of 2002 as the cumulative effect of adopting the LIFO inventory costing method. The acquisition of Group Lafon's manufacturing operations and the planned expansion of our internal manufacturing capacity for ACTIQ has reduced, and is expected to further reduce, our reliance on third party manufacturers. The expansion of our internal manufacturing capabilities should allow us to benefit from efficiencies of scale and lead to lower per unit inventory costs. The LIFO method will reflect these expected changes to manufacturing costs on the statement of operations on a timelier basis, resulting in a better matching of current costs of products sold with product revenues.

        Cost of product sales under the LIFO inventory costing method was $4,164,000 lower for the three months ended September 30, 2002 and $13,197,000 lower for the nine months ended September 30, 2002 than it would have been under the FIFO method. If we had adopted LIFO effective January 1, 2001, the effect on our statement of operations for the three and nine months ended September 30, 2001 would have been immaterial.

6.    INTANGIBLE ASSETS

        Identifiable intangible assets consisted of the following:

	September 30, 2002	December 31, 2001
Developed technology acquired from Lafon	$132,000,000	$132,000,000
Trademarks/tradenames acquired from Lafon	16,000,000	16,000,000
GABITRIL product rights	110,078,000	92,648,000
Novartis CNS product rights	41,641,000	41,641,000
ACTIQ marketing rights	29,114,000	29,114,000
Other product rights	11,660,000	—

	340,493,000	311,403,000
Less accumulated amortization	(35,454,000)	(13,134,000)

	$305,039,000	$298,269,000

        GABITRIL product rights have increased by $17,430,000 since December 31, 2001 due to a $10,000,000 payment made to Abbott Laboratories stemming from the extension of the composition of matter patent, as well as additional payments for rights in Europe and other countries. Other product rights increased due to payments made to third parties for the acquisition of additional product rights in Europe and other countries worldwide.

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

        In addition, we performed our annual test of impairment of goodwill as of July 1, 2002. We have only one reporting unit, a pharmaceutical unit that constitutes our entire commercial business, and we compared the fair value of this reporting unit with its carrying value. Our quoted market value at July 1, 2002 was used as the fair value of the reporting unit. Since the fair value of the reporting unit exceeded its carrying value at July 1, 2002, no adjustment to our goodwill for impairment is necessary.

        Amortization of intangible assets was $19,638,000 for the nine months ended September 30, 2002. Estimated amortization of intangible assets for each of the next five fiscal years are as follows: 2003—$27,378,000; 2004—$27,378,000; 2005—$27,378,000; 2006—$27,378,000; and 2007—$26,271,000.

7.    LONG-TERM DEBT

        Long-term debt consisted of the following:

	September 30, 2002	December 31, 2001
Capital lease obligations	$2,843,000	$2,852,000
Mortgage and building improvement loans	11,189,000	12,085,000
Joint venture	—	50,000,000
Convertible subordinated notes	838,000,000	783,000,000
Notes payable/Other	6,125,000	13,460,000
Due to Abbott Laboratories	31,588,000	37,392,000

Total debt	889,745,000	898,789,000
Less current portion	(18,544,000)	(32,200,000)

Total long-term debt	$871,201,000	$866,589,000

Convertible Subordinated Notes

        On March 29, 2002, we issued and sold in a private placement $55,000,000 of aggregate principal of 3.875% Convertible Notes due March 29, 2007. The notes were issued and sold to the purchaser in a transaction exempt from registration requirements of the Securities Act of 1933, as amended, because the offer and sale of the notes did not involve a public offering.

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

        We issued these notes in connection with our acquisition of the Class A interest held by our joint venture partner. See "Note 2—Joint Venture."

8.    COMMITMENTS AND CONTINGENCIES

Legal Proceedings

        In February 2001, a complaint was filed in Utah state court by Zars, Inc. and one of its research scientists, against us and our subsidiary Anesta Corp. The plaintiffs were seeking a declaratory judgment to establish their right to develop transdermal or other products containing fentanyl and other pharmaceutically active agents under a royalty and release agreement between Zars and Anesta. The complaint also asked for unspecified damages for breach of contract, interference with economic relations, defamation and slander. On September 4, 2002, the parties signed a memorandum of understanding under which the plaintiffs agreed to dismiss the complaint. As part of that agreement, the parties further clarified Zars' intellectual property rights to the products in question and agreed to collaborate on the research, development and marketing of certain products under development, with Cephalon agreeing to fund certain development costs in the future.

        We are a party to certain other litigation in the ordinary course of our business, including, among others, matters alleging employment discrimination, product liability and breach of commercial contract. We are vigorously defending ourselves in all of these actions and do not believe these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition or results of operations.

Related party

        In August 1992, we exclusively licensed our rights to MYOTROPHIN® for human therapeutic use within the United States, Canada and Europe to Cephalon Clinical Partners, L.P., or CCP. A subsidiary of Cephalon is the sole general partner of CCP. We developed MYOTROPHIN on behalf of CCP under a research and development agreement. Under this agreement, CCP granted an exclusive license to manufacture and market MYOTROPHIN for human therapeutic use within the United States, Canada and Europe, and we agreed to make royalty payments equal to a percentage of product sales and a milestone payment of approximately $16,000,000 upon regulatory approval. We have a contractual option, but not an obligation, to purchase all of the limited partnership interests of CCP, which is exercisable upon the occurrence of certain events following the first commercial sale of MYOTROPHIN. If, and only if, we decide to exercise this purchase option, we would make an advance payment of approximately $40,275,000 in cash or, at our election, approximately $42,369,000 in shares of common stock or a combination thereof. If we discontinue development of MYOTROPHIN, or if we do not exercise this purchase option, our license will terminate and all rights to manufacture or market MYOTROPHIN in the United States, Canada and Europe will revert to CCP, which may then commercialize MYOTROPHIN itself or license or assign its rights to a third party. In that event, we would not receive any benefits from such commercialization, license or assignment of rights.

9.    OTHER COMPREHENSIVE INCOME

        SFAS No. 130, "Reporting Comprehensive Income," requires presentation of the components of comprehensive income. Our comprehensive income includes net income, unrealized gains and losses from foreign currency translation adjustments, and unrealized investment gains. Our total comprehensive income is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net income	$19,976,000	$21,577,000	$31,534,000	$9,061,000
Other comprehensive income:
Foreign currency translation adjustment	595,000	(712,000)	10,032,000	75,000
Unrealized investment gains	1,687,000	972,000	3,452,000	1,079,000

Other comprehensive income	$22,258,000	$21,837,000	$45,018,000	$10,215,000

10.    EARNINGS PER SHARE

        We compute income per common share in accordance with SFAS No. 128, "Earnings Per Share." Basic income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted income per common share is computed based on the weighted average shares outstanding and the dilutive impact of common stock equivalents outstanding during the period. The dilutive effect of employee stock options and restricted stock awards is measured using the treasury stock method. The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted income per common share:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Numerator:
Net income	$19,976,000	$21,577,000	$31,534,000	$9,061,000
Dividends on convertible exchangeable preferred stock	—	(70,000)	—	(5,664,000)

Net income used for basic income per common share	$19,976,000	$21,507,000	$31,534,000	$3,397,000
Dividends on convertible exchangeable preferred stock	—	70,000	—	—

Net income used for diluted income per common share	$19,976,000	$21,577,000	$31,534,000	$3,397,000

Denominator:
Weighted average shares used for basic income per common share	55,128,000	50,269,000	55,044,000	46,909,000
Effect of dilutive securities:
Employee stock options and restricted stock awards	1,603,000	2,499,000	1,927,000	2,702,000
Warrants	—	220,000	—	220,000
Convertible exchangeable preferred stock	—	424,000	—	—

Weighted average shares used for diluted income per common share	56,730,000	53,412,000	56,971,000	49,831,000

        The weighted average shares used in the calculation of diluted income per common share for the three months ended September 30, 2002 excludes 3,633,000 shares relating to employee stock options and 10,662,000 shares relating to convertible notes as the inclusion of such shares would be anti-dilutive. The weighted average shares used in the calculation of diluted income per common share for the nine months ended September 30, 2002 excludes 2,317,000 shares relating to employee stock options and 10,662,000 shares relating to convertible notes as the inclusion of such shares would be anti-dilutive.

11.    SEGMENT AND SUBSIDIARY INFORMATION

        On December 28, 2001, we completed our acquisition of Group Lafon. As a result, we now have significant sales, manufacturing, and research operations in Europe. Prior to 2002, our European operations accounted for 2%, 3% and 6% of total product sales for the years ended December 31, 2001, 2000 and 1999, respectively. For the nine months ended September 30, 2002, our European operations accounted for approximately 23% of total product sales.

        Although we now have significant European operations, we have determined that all of our operations have similar economic characteristics and may be aggregated with our United States operations into a single operational segment for reporting purposes. Nonetheless, we are required to provide summarized revenue and long-lived asset information by geographic region, which is provided below.

        Revenues:

	Three months ended September 30, 2002	Nine months ended September 30, 2002
United States	$100,349,000	$275,908,000
Europe	30,014,000	86,683,000

Total	$130,363,000	$362,591,000

        Long-lived assets at September 30, 2002:

United States	$210,930,000
Europe	514,619,000

Total	$725,549,000

12.    SUBSEQUENT EVENT

        On October 2, 2002, we announced that we had reacquired all rights to ACTIQ in Austria, Belgium, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Switzerland, United Kingdom, Philippines and Taiwan from Elan Pharma International Limited, a subsidiary of Elan Corporation, plc, for approximately $50,000,000 in cash. ACTIQ had been marketed by Elan in the United Kingdom since January 2001 and in Germany and Ireland since early 2002. We expect a portion of the $50,000,000 purchase price to be charged to acquired in-process research and development expense in the fourth quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our audited financial statements, including the related notes, presented in our Annual Report on Form 10-K for the year ended December 31, 2001.

RECENT DEVELOPMENTS AND SUBSEQUENT EVENTS

        In August 2002, we announced that, in collaboration with H. Lundbeck A/S, we had initiated a North American clinical trial of CEP-1347 in patients with early stage Parkinson's Disease. The study expects to enroll approximately 800 patients at up to 65 locations in the United States and Canada. The study is a randomized, double-blind, placebo-controlled, dose-finding Phase II/III clinical study in patients with early stage Parkinson's Disease. The objective of the study is to determine whether or not CEP-1347 may be effective in delaying disability due to progression of Parkinson's Disease. Patients enrolled into the study are expected to be treated for two years and will receive either placebo or CEP-1347.

        In August 2002, we announced that regulatory authorities had granted marketing approval for modafinil in Australia, New Zealand and the Republic of Korea. Cephalon licensees, CSL Limited in Australia and New Zealand and Choongwae Pharma Corporation in the Republic of Korea will market modafinil for the treatment of excessive daytime sleepiness associated with narcolepsy under the brand names MODAVIGIL® and PROVIGIL®, respectively. The launch of the product in these markets is expected to occur in the first quarter of 2003.

        In September 2002, we announced positive results from an investigational clinical study in children suffering from Attention Deficit Hyperactivity Disorder (ADHD). In the four-week, randomized, double-blind, placebo-controlled, parallel design study, children and adolescents between the ages of six and 13 were assigned to one of four daily dose regimens of PROVIGIL or placebo. The primary efficacy endpoint measure was the teacher-completed school version of the ADHD Rating Scale IV. All of the PROVIGIL treated groups showed a reduction in symptoms of ADHD, with certain groups reaching statistical significance compared to placebo (p<0.05). PROVIGIL was well tolerated with the most commonly reported adverse events in this study were consistent with those described in the current product label. We expect that the complete study data will be presented at a major medical meeting in 2003.

        In October 2002, we announced that we had reacquired all rights to ACTIQ in Austria, Belgium, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Switzerland, United Kingdom, Philippines and Taiwan from Elan Pharma International Limited, a subsidiary of Elan Corporation, plc, for approximately $50,000,000 in cash. ACTIQ had been marketed by Elan in the United Kingdom since January 2001 and in Germany and Ireland since early 2002. We expect a portion of the $50,000,000 purchase price to be charged to acquired in-process research and development expense in the fourth quarter of 2002.

        In October 2002, we announced positive results of a clinical study evaluating PROVIGIL in patients with shift work sleep disorder. The 12-week, randomized, double-blind, placebo-controlled study included 209 patients with an International Classification of Sleep Disorders confirmed diagnosis of shift work sleep disorder randomized to either 200 mg PROVIGIL or placebo. Patients in the study received PROVIGIL or placebo as a single dose given prior to the start of their night shift. The study showed that PROVIGIL significantly improved wakefulness compared to placebo, as measured by the Multiple Sleep Latency Test (MSLT), an objective measure of sleepiness (p<0.01), and by the Clinical Global Impression of Change (CGI-C) (p<0.0001). PROVIGIL was well tolerated with the most commonly reported adverse events in this study were consistent with those described in the current product label. We expect the complete study data to be presented at a major medical meeting in 2003.

RESULTS OF OPERATIONS

  Three months ended September 30, 2002 compared to three months ended September 30, 2001

	Three months ended September 30,
	2002	2001
Product sales:
PROVIGIL	$50,203,000	$53,694,000
ACTIQ	35,025,000	14,003,000
GABITRIL	13,429,000	6,256,000
Group Lafon products	23,708,000	—

Total product sales	122,364,000	73,953,000

Other revenues:
H. Lundbeck A/S	1,974,000	4,350,000
Novartis Pharma AG	2,625,000	3,352,000
Sanofi-Synthélabo	2,575,000	—
Other	825,000	2,167,000

Total other revenues	7,999,000	9,869,000

Total revenues	$130,363,000	$83,822,000

        Revenues—Total product sales in the third quarter of 2002 increased 65% over the third quarter of 2001. The increase is attributable to a number of factors including:

  •
  Sales of PROVIGIL decreased slightly compared to the same period last year. PROVIGIL sales in the third quarter of 2001 were unusually high principally due to a large initial stocking by a major retail pharmacy chain and speculative buying by one wholesaler. However, underlying demand for PROVIGIL remained strong as indicated by a 60% increase in prescriptions over the same period last year driven, in part, by an expansion of our sales force and marketing efforts in 2002. In addition, PROVIGIL sales in 2002 were positively impacted by a domestic price increase of 5% effective June 1, 2002.

  •
  Sales of ACTIQ increased 150% driven by a 141% increase in prescriptions. After our merger with Anesta Corp. in October 2000, we established a dedicated sales force for ACTIQ and have made ongoing changes to our marketing approach including hiring additional sales representatives and targeting our marketing efforts to pain specialists, all of which have contributed to sales growth. A domestic price increase of 4.9% effective March 1, 2002 also contributed to higher revenues.

  •
  Sales of GABITRIL increased 115% as a result of increased demand in the U.S. market, as evidenced by an increase of 120% in prescriptions and driven, in part, by an expansion of our sales force and marketing efforts in 2002. Additionally we initiated sales efforts in Europe in the first quarter of 2002 following our December 2001 acquisition of European rights to GABITRIL. Finally, an average increase in domestic prices of 9.8% effective March 1, 2002 contributed to the increase in sales revenue.

  •
  Product sales generated by Group Lafon, which we acquired on December 28, 2001, were $23,708,000 during the third quarter of 2002. The most significant product sales during the period were $11,949,000 of SPASFON®, used for biliary/urinary tract spasm and irritable bowel syndrome. Sales of MODIODAL, the trade name for modafinil in France, were $2,695,000 for the third quarter of 2002.

        Total other revenues decreased approximately 19% from period to period. Amounts recorded as other revenues primarily consist of amortization of up-front fees, ongoing research and development funding, milestone payments and payments under co-promotional or managed services agreements. The level of other revenue recognized from period to period may fluctuate based on the status of each related project and terms of each collaboration agreement. Therefore, past other revenue levels may not be indicative of future results.

        Cost of Product Sales—The cost of product sales in the third quarter of 2002 decreased to approximately 16% of product sales from approximately 19% in the third quarter of 2001 principally due to the December 2001 acquisition of Group Lafon, the manufacturer of PROVIGIL.

        Research and Development Expenses—Research and development expenses increased 59% to $30,725,000 for the third quarter of 2002 from $19,307,000 for the third quarter of 2001. An increase of $2,896,000 is attributable to higher expenditures on new drug development costs in the United States, especially for our compounds that have progressed into later stages of development. Expenses for infrastructure costs increased by $2,639,000 to support the growing number of ongoing clinical trials, including Phase II/III clinical studies for CEP-1347 and studies related to our efforts to expand the label for PROVIGIL and explore the utility of GABITRIL beyond their respective indications. In addition, $4,719,000 of the increase is the result of research and development expenses incurred at Group Lafon in the third quarter of 2002.

        Selling, General and Administrative Expenses—Selling, general and administrative expenses increased 95% to $45,215,000 for the third quarter 2002 from $23,236,000 for the third quarter of 2001. Group Lafon selling, general and administrative expenses represented $10,549,000 of this increase. In addition, we incurred an increase of $3,446,000 in sales and marketing costs as a result of the expansion of our field sales forces. Finally, we recorded a $2,000,000 expense relating to the planned movement of our manufacturing activities from a contractor to our Salt Lake City facility.

        Depreciation and Amortization Expenses—Depreciation and amortization expenses increased to $8,715,000 for the third quarter of 2002 from $3,663,000 for the third quarter of 2001, of which $2,733,000 is attributable to amortization of intangible assets acquired in our acquisition of Group Lafon. The remainder of the increase is due to other acquisitions of intangibles and capital assets.

        Other Income and Expense—Interest income decreased by $181,000 from the third quarter of 2001 due to lower average rates of return in 2002, offset by higher average investment balances. Interest expense increased by $1,460,000 from the third quarter of 2001 due primarily to an increase in the outstanding balance of convertible subordinated notes.

        Income Taxes—Income taxes of $1,500,000 recorded in the third quarter of 2002 represent foreign income tax expense associated with our Group Lafon operations.

  Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

	Nine months ended September 30,
	2002	2001
Product sales:
PROVIGIL	$141,413,000	$110,566,000
ACTIQ	82,802,000	30,349,000
GABITRIL	33,705,000	18,146,000
Group Lafon products	69,014,000	—

Total product sales	326,934,000	159,061,000

Other revenues:
H. Lundbeck A/S	6,139,000	7,861,000
Novartis Pharma AG	7,564,000	7,681,000
Sanofi-Synthélabo	18,082,000	—
Schwarz Pharma AG	—	2,805,000
TAP Pharmaceuticals, Inc.	—	1,189,000
Other	3,872,000	8,496,000

Total other revenues	35,657,000	28,032,000

Total revenues	$362,591,000	$187,093,000

        Revenues—Total product sales in the first nine months of 2002 increased 106% over the first nine months of 2001. The increase is attributable to a number of factors including:

  •
  Sales of PROVIGIL increased 28% compared to the same period last year. PROVIGIL sales in the third quarter of 2001 were unusually high principally due to a large initial stocking by a major retail pharmacy chain and speculative buying by one wholesaler. However, underlying demand for PROVIGIL remained strong as indicated by a 62% increase in prescriptions over the same period last year driven, in part, by an expansion of our sales force and marketing efforts in 2002. In addition, PROVIGIL sales in 2002 were positively impacted by a domestic price increase of 5% effective June 1, 2002.

  •
  Sales of ACTIQ increased 173% driven by a 182% increase in prescriptions. After our merger with Anesta Corp. in October 2000, we established a dedicated sales force for ACTIQ and have made ongoing changes to our marketing approach including hiring additional sales representatives and targeting our marketing efforts to pain specialists, all of which have contributed to sales growth. A domestic price increase of 4.9% effective March 1, 2002 also contributed to higher revenues.

  •
  Sales of GABITRIL increased 86% as a result of increased demand in the U.S. market, as evidenced by an increase of 117% in prescriptions and driven, in part, by an expansion of our sales force and marketing efforts in 2002. Additionally, we initiated sales efforts in Europe in the first quarter of 2002 following our December 2001 acquisition of European rights to GABITRIL. Finally, an average increase in domestic prices of 9.8% effective March 1, 2002 contributed to the increase in sales revenue.

  •
  Product sales generated by Group Lafon, which we acquired on December 28, 2001, were $69,014,000 during the first nine months of 2002. The most significant product sales during the period were $34,049,000 of SPASFON. Additionally, sales include $7,953,000 of MODIODAL.

        Total other revenues increased approximately 27% from period to period. Amounts recorded as other revenues primarily consist of amortization of up-front fees, ongoing research and development funding, milestone payments and payments under co-promotional or managed services agreements. The level of other revenue recognized from period to period may fluctuate based on the status of each related project and terms of each collaboration agreement. Therefore, past other revenue levels may not be indicative of future results.

        Cost of Product Sales—The cost of product sales in the first nine months of 2002 decreased to approximately 15% of product sales from approximately 20% in the first nine months of 2001 principally due to the December 2001 acquisition of Group Lafon, the manufacturer of PROVIGIL

        Research and Development Expenses—Research and development expenses increased 54% to $91,925,000 in the first nine months of 2002 from $59,821,000 in the first nine months of 2001. An increase of $7,762,000 is attributable to higher expenditures on drug development costs in the United States, especially for our compounds that have progressed into later stages of development. Expenses for infrastructure costs increased by $9,431,000 to support the growing number of ongoing clinical trials, including Phase II/III clinical studies for CEP-1347 and studies related to our efforts to expand the label for PROVIGIL and explore the utility of GABITRIL beyond their respective indications. In addition, $15,065,000 of the increase is the result of research and development expenses incurred at Group Lafon in the first nine months of 2002.

        Selling, General and Administrative Expenses—Selling, general and administrative expenses increased 74% to $130,430,000 for the first nine months of 2002 from $74,899,000 for the first nine months of 2001. Group Lafon selling, general and administrative expenses represented $26,777,000 of this increase. In addition, we incurred an increase of $13,291,000 in sales and marketing costs as a result of the expansion of our field sales forces. Finally, we recorded a $2,000,000 expense relating to the planned movement of our manufacturing activities from a contractor to our Salt Lake City facility.

        Depreciation and Amortization Expenses—Depreciation and amortization expenses increased to $25,051,000 in the first nine months of 2002 from $10,698,000 in the first nine months of 2001, of which $8,200,000 is attributable to the amortization of intangible assets acquired in our acquisition of Group Lafon. The remainder of the increase is due to other acquisitions of intangibles and capital assets.

        Other Income and Expense—Interest income increased by $1,913,000 from the first nine months of 2001 due to higher average investment balances, partially offset by lower average rates of return. Interest expense increased by $17,283,000 from the first nine months of 2001 due primarily to an increase in the outstanding balance of convertible subordinated notes.

        Income Taxes—Income taxes of $3,485,000 recorded in the first nine months of 2002 represent foreign income tax expense associated with our Group Lafon operations.

        Dividends on Convertible Exchangeable Preferred Stock—In May 2001, the holders of 2,344,586 shares of the 2,500,000 shares outstanding of our convertible exchangeable preferred stock converted their preferred shares into an aggregate of 6,541,394 shares of our common stock, in accordance with the terms of the preferred stock. As an inducement to the holders to convert their preferred stock prior to August 2001, when we were initially permitted to redeem the preferred stock, we agreed to pay immediately all dividends accrued through the date of conversion as well as all dividends that would have accrued on the converted shares through the August 2001 redemption date. In the second quarter of 2001, we recognized a regular quarterly dividend of $2,265,000 and an additional $1,063,000 of dividend expense associated with the early conversion. The remaining 155,414 shares of preferred stock outstanding at June 30, 2001 were converted into 433,604 shares of common stock in the third quarter of 2001.

        Extraordinary Gain (Charge) on Early Extinguishment of Debt—The purchase of the unaffiliated third party investor's Class A interests in connection with the termination of the joint venture resulted in the recognition of an extraordinary charge of $7,142,000 during the first quarter of 2002.

        In May 2001, we paid $24,438,000 to Novartis Pharma AG for deferred obligations due to them under our continuing November 2000 collaboration agreement. In connection with this payment, we recorded an extraordinary gain on the early extinguishment of debt during the second quarter of 2001 of $3,016,000.

        Cumulative Effect of Changing Inventory Costing Method from FIFO to LIFO—Effective January 1, 2002, we changed our method of valuing inventories from the first-in, first-out, or FIFO method, to the last-in, first-out, or LIFO method. We recognized a charge of $3,534,000 in the first quarter of 2002 as the cumulative effect of adopting the LIFO inventory costing method. The acquisition of Group Lafon's manufacturing operations and the planned expansion of our internal manufacturing capacity for ACTIQ has reduced and is expected to further reduce our reliance on third party manufacturers. The expansion of our internal manufacturing capabilities should allow us to benefit from efficiencies of scale and lead to lower per unit inventory cost. The LIFO method will reflect these expected changes to manufacturing costs on the statement of operations on a timelier basis, resulting in a better matching of current costs of products sold with product revenues.

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

        Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 1 of this Form 10-Q and Note 1 to the consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2001. Management considers the following policies to be the most critical in understanding the more complex judgments that are involved in preparing our consolidated financial statements and the uncertainties that could impact our results of operations, financial position and cash flows.

        Revenue recognition—Product sales are recognized upon the transfer of ownership and risk of loss for the product to the customer and are recorded net of estimated reserves for contractual allowances, discounts and returns. Contractual allowances result from sales under contracts with managed care organizations and government agencies. The reserve for contractual allowances is based on an estimate of prescriptions to be filled for individuals covered by government agencies and managed care organizations with which we have contracts. Product returns are permitted with respect to unused pharmaceuticals based on expiration dating of our product. The reserve for product returns is determined by reviewing the history of each product's returns and by utilizing reports purchased from external, independent sources which produce prescription data and estimates of wholesale stocking levels and wholesale sales to retail pharmacies. This data is reviewed to monitor product movement through the supply chain to identify remaining inventory in the supply chain that may result in reserves for contractual allowances or returns. To date, product returns have not been material. The reserves are reviewed at each reporting period and adjusted to reflect data available at that time. To the extent we adjust the reserves, such adjustments will impact the amount of net product sales revenue recognized in the period of the adjustments.

        Other revenue, which includes revenues from collaborative agreements, consists of up-front fees, ongoing research and development funding, milestone payments and payments under co-promotional or managed services agreements. Effective January 1, 2000, we adopted the SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). In accordance with SAB 101, non-refundable up-front fees are deferred and amortized to revenue over the related performance period. We estimate our performance period based on the specific terms of each collaborative agreement, but actual performance may vary. We adjust the performance periods based upon available facts and circumstances. Periodic payments for research and development activities are recognized over the period that we perform the related activities under the terms of the agreements. Revenue resulting from the achievement of milestone events stipulated in the agreements is recognized when the milestone is achieved. Milestones are based upon the occurrence of a substantive element specified in the contract or as a measure of substantive progress towards completion under the contract. Payments under co-promotional or managed services agreements are recognized over the period when the products are sold or the promotional activities are performed.

        Allowance for uncollectable accounts receivable—Accounts receivable are reduced by an allowance for amounts that may become uncollectable in the future. On an ongoing basis, management performs credit evaluations of our customers and adjusts credit limits based upon the customer's payment history and creditworthiness, as determined by a review of their current credit information. We continuously monitor collections and payments from our customers. Based upon our historical experience and any specific customer collection issues that are identified, management uses its judgment to establish and evaluate the adequacy of our allowance for estimated credit losses. While such credit losses have been within our expectations and the allowance provided, we cannot be sure that we will continue to experience the same credit loss rates as we have in the past. As of September 30, 2002, approximately 92% of our U.S. trade accounts receivable were due from three pharmaceutical wholesalers. A significant change in the liquidity or financial position of any one of these wholesalers could have a material adverse impact on the collectability of our accounts receivable and our future operating results.

        Inventories—Our inventories are valued at the lower of cost or market, and include the cost of raw materials, labor and overhead. We changed our method of valuing inventories from the first-in, first-out, or FIFO method, to the last-in, first-out, or LIFO method, effective January 1, 2002. The acquisition of Group Lafon's manufacturing operations and the planned expansion of our internal manufacturing capacity for ACTIQ has reduced and is expected to further reduce our reliance on third party manufacturers. The expansion of our internal manufacturing capabilities should allow us to benefit from efficiencies of scale and lead to lower per unit inventory costs. The LIFO method will reflect the expected changes to manufacturing costs on the statement of operations on a timelier basis, resulting in a better matching of current costs of products sold with product revenues. The majority of our inventories are subject to expiration dating. We regularly evaluate the carrying value of our inventories and when, in the opinion of management, factors indicate that impairment has occurred, either a reserve is established against the inventories' carrying value or the inventories are completely written off. Management bases these decisions on the level of inventories on hand in relation to our estimated forecast of product demand, production requirements over the next twelve months and the expiration dates of raw materials and finished goods. Although we make every effort to ensure the accuracy of forecasts of future product demand, any significant unanticipated decreases in demand could have a material impact on the carrying value of our inventories and our reported operating results. To date, inventory adjustments have not been material.

        Valuation of Fixed Assets, Goodwill and Intangible Assets—Our fixed assets and intangible assets (which consist primarily of developed technology, trademarks, and product and marketing rights) have been recorded at cost and are being amortized on a straight-line basis over the estimated useful life of those assets. For intangible assets, this amortization approximates the estimated pattern of economic benefits generated by the asset. In conjunction with acquisitions of businesses or product rights, we allocate the purchase price based upon the relative fair values of the assets acquired and liabilities assumed. In certain circumstances, fair value may be assigned to purchased in-process technology and immediately expensed. The valuation of goodwill and intangible assets and the estimation of appropriate useful lives to apply to intangibles require us to use our judgment. We regularly assess the impairment of intangibles, long-lived assets and goodwill and will adjust the balance whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operating performance of our businesses and products. Future events could cause us to conclude that impairment indicators exist and the carrying values of our fixed assets, intangible assets or goodwill are impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. To date, such impairments have not been material.

        In June 2001, the FASB finalized SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS 142 are summarized in Note 6 to the interim consolidated financial statements. The new criteria for recording intangible assets separate from goodwill did not require us to reclassify any of our intangible assets. We have only recorded goodwill related to our acquisition of Group Lafon, which was effective December 28, 2001. Our transitional impairment test indicated that there was no impairment of goodwill upon our adoption of SFAS 142 effective January 1, 2002.

        We evaluate the recoverability and measure the possible impairment of our goodwill under SFAS 142. The impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment, and the second step measures the amount of the impairment, if any. Our estimate of fair value considers publicly available information regarding the market capitalization of our company, as well as (i) publicly available information regarding comparable publicly-traded companies in the pharmaceutical industry, (ii) the financial projections and future prospects of our business, including its growth opportunities and likely operational improvements, and (iii) comparable sales prices, if available. As part of the first step to assess potential impairment, we compare our estimate of fair value for the company to the book value of our consolidated net assets. If the book value of our consolidated net assets were greater than our estimate of fair value, we would then proceed to the second step to measure the impairment, if any. The second step compares the implied fair value of goodwill with its carrying value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill is greater than its implied fair value, an impairment loss will be recognized in the amount of the excess.

        We performed our annual test of impairment of goodwill as of July 1, 2002. We have only one reporting unit, a pharmaceutical unit that constitutes our entire business, and we compared the fair value of this reporting unit with its carrying value. Our quoted market value at July 1, 2002 was used as the fair value of the reporting unit. Since the fair value of the reporting unit exceeded its carrying value at July 1, 2002, no adjustment to our goodwill for impairment is necessary.

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

        Income taxes—We have provided for income taxes related to our foreign subsidiaries in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax and financial reporting bases of assets and liabilities. We had a history of losses from our U.S. operations, which generated significant federal and state tax net operating loss (NOL) carryforwards of approximately $344,139,000 and $147,620,000, respectively, as of December 31, 2001. United States generally accepted accounting principles require us to record a valuation allowance against the deferred tax asset associated with this NOL carryforward if it is more likely than not that we will not be able to utilize the NOL carryforward to offset future taxes. Given our history of unprofitable operations prior to the third quarter of 2001, we currently have provided a full valuation allowance against this deferred tax asset.

        The third quarter of 2001 was our first profitable quarter from commercial operations since inception. In light of our profitability since that period, as well as our expectations for continued profitability, we expect to conclude that the company will realize all or a portion of this NOL carryforward in the fourth quarter of 2002. At that time, we would immediately adjust the valuation allowance to recognize the estimated net realizable value of the deferred tax asset and then would begin to provide for income taxes at a rate equal to our combined federal and state effective rates. Subsequent adjustments to the valuation allowance and to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

LIQUIDITY AND CAPITAL RESOURCES

        Cash, cash equivalents and investments at September 30, 2002 were $636,627,000, representing 43% of total assets.

  Net Cash Provided by (Used for) Operating Activities

        Net cash provided by operating activities was $84,579,000 for the nine months ended September 30, 2002 as compared to $5,780,000 for the same period in 2001. Net income was $31,534,000 in 2002, as compared to net income of $9,061,000 for the same period in 2001, as a result of the increase in product sales and the addition of Group Lafon. In addition, we recognized the following non-cash transactions in the first nine months of 2002: $25,051,000 of depreciation and amortization expense, $7,142,000 of extraordinary charges on extinguishment of debt, $9,082,000 of non-cash interest expense on our convertible subordinated notes, $3,511,000 of non-cash compensation expense, and $3,534,000 associated with changing our inventory costing method from FIFO to LIFO. Receivables decreased in 2002 by $9,696,000 due to improved collections of receivables from collaborators and others. Inventories increased in 2002 by $2,646,000 primarily relating to the increase in product sales. Accrued expenses increased in 2002 by $6,529,000 primarily due to the increase in accrued interest on our convertible subordinated notes.

  Net Cash Used for Investing Activities

        Net cash used for investing activities was $130,724,000 for the nine months ended September 30, 2002 as compared to $348,020,000 for the same period in 2001.

        Excluding sales and purchases of investments, net cash used for investing activities was $43,972,000 for the nine months ended September 30, 2002 as compared to $7,695,000 for the same period in 2001. The increase in net cash used for investing activities primarily is related to payments of $23,480,000 to acquire intangible assets since December 31, 2001. GABITRIL product rights have increased by

$17,430,000 as a result of a $10,000,000 payment to Abbott stemming from the extension of the composition of matter patent and additional payments to acquire rights in Europe and other countries worldwide. Other product rights increased as a result of payments of $11,660,000 for the acquisition of additional product rights in Europe and other countries worldwide. Purchases of property and equipment increased to $20,492,000 in 2002 from $7,695,000 in 2001 primarily due to the expansion of manufacturing facilities in Salt Lake City and France.

  Net Cash Used for Financing Activities

        Net cash used for financing activities was $14,353,000 for the nine months ended September 30, 2002, as compared to net cash provided by financing activities of $347,761,000 for the same period in 2001. The period-to-period change primarily is the result of net proceeds received from the May 2001 issuance of convertible subordinated notes.

        During the nine months ended September 30, 2002, we received proceeds of $3,762,000 from the exercise of 224,000 common stock options compared to proceeds of $20,913,000 from the exercise of 1,095,000 common stock options during the same period in 2001. At September 30, 2002, options to purchase 5,604,000 shares of our common stock at various exercise prices were outstanding. The extent and timing of future option exercises, if any, are primarily dependent upon the market price of our common stock and general financial market conditions, as well as the exercise prices and expiration dates of the options.

        During the first nine months of 2001, we also made dividend payments of $6,797,000 on the previously outstanding shares of convertible, exchangeable preferred stock. These outstanding preferred shares were converted during the second and third quarters of 2001 into an aggregate of 6,974,998 shares of our common stock.

        Finally, in January 2002, we made a payment of $6,000,000 to Abbott Laboratories due under our licensing agreement for U.S. product rights to GABITRIL. Payments of $8,788,000 also were made during the first nine months of 2002 on the notes payable, bank debt and other lines of credit of Group Lafon. In addition, for all periods presented, principal payments on long-term debt include payments on mortgage and building improvements loans and payments on capital lease obligations.

Commitments and Contingencies

  —Legal Proceedings

        In February 2001, a complaint was filed in Utah state court by Zars, Inc. and one of its research scientists, against us and our subsidiary Anesta Corp. The plaintiffs were seeking a declaratory judgment to establish their right to develop transdermal or other products containing fentanyl and other pharmaceutically active agents under a royalty and release agreement between Zars and Anesta. The complaint also asked for unspecified damages for breach of contract, interference with economic relations, defamation and slander. On September 4, 2002, the parties signed a memorandum of understanding under which the plaintiffs agreed to dismiss the complaint. As part of that agreement, the parties further clarified Zars' intellectual property rights to the products in question and agreed to collaborate on the research, development and marketing of certain products under development, with Cephalon agreeing to fund certain development costs in the future.

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

  —Related Party

        In August 1992, we exclusively licensed our rights to MYOTROPHIN for human therapeutic use within the United States, Canada and Europe to Cephalon Clinical Partners, L.P., or CCP. A subsidiary of Cephalon is the sole general partner of CCP. We developed MYOTROPHIN on behalf of CCP under a research and development agreement. Under this agreement, CCP granted an exclusive license to manufacture and market MYOTROPHIN for human therapeutic use within the United States, Canada and Europe, and we agreed to make royalty payments equal to a percentage of product sales and a milestone payment of approximately $16,000,000 upon regulatory approval. We have a contractual option, but not an obligation, to purchase all of the limited partnership interests of CCP, which is exercisable upon the occurrence of certain events following the first commercial sale of MYOTROPHIN. If, and only if, we decide to exercise this purchase option, we would make an advance payment of approximately $40,275,000 in cash or, at our election, approximately $42,369,000 in shares of common stock or a combination thereof. If we discontinue development of MYOTROPHIN, or if we do not exercise this purchase option, our license will terminate and all rights to manufacture or market MYOTROPHIN in the United States, Canada and Europe will revert to CCP, which may then commercialize MYOTROPHIN itself or license or assign its rights to a third party. In that event, we would not receive any benefits from such commercialization, license or assignment of rights.

Outlook

        Cash, cash equivalents and investments at September 30, 2002 were $636,627,000. We expect to use these funds for working capital and general corporate purposes, including the acquisition of businesses, products, product rights, or technologies. In addition, we will use these funds to make required payments on contractual obligations, including scheduled interest and principal payments on our convertible notes. Prior to 2001, we had negative cash flows from operations and have used the proceeds of public and private placements of our equity and debt securities to fund operations. We expect that projected increases in sales of our three U.S. marketed products, PROVIGIL, ACTIQ and GABITRIL, in combination with other revenues, will allow us to achieve continued profitability and positive cash flows from operations in 2002 and 2003. At this time, however, we cannot accurately predict the effect of certain developments on future product sales such as the degree of market acceptance of our products, competition, the effectiveness of our sales and marketing efforts and the outcome of our research to demonstrate the utility of our products in indications beyond those already included in the FDA approved labels. Other revenues include receipts from collaborative agreements. The continuation of any of these agreements is subject to the achievement of certain milestones and to periodic review by the parties involved. Furthermore, it is possible that other revenues will fluctuate significantly in amount from period to period.

        Analysis of prescription data indicates that, while prescriptions for excessive daytime sleepiness associated with narcolepsy remain an important component of total PROVIGIL sales, physicians also prescribe the product to treat sleepiness and fatigue due to a variety of clinical indications outside of PROVIGIL's currently labeled indication. Our strategy for PROVIGIL is to broaden the range of clinical uses that are approved by the FDA and European regulatory agencies to include many of its currently prescribed uses. We recently have completed clinical studies with PROVIGIL with the goal of submitting in the fourth quarter of 2002 a supplemental new drug application (sNDA) for an expanded label. We plan to submit pivotal clinical data from three patient populations in the sNDA: (1) resubmission of the data submitted in the initial NDA from studies of patients suffering from narcolepsy as a model for excessive sleepiness associated with neurological disorders; (2) data from the previously reported studies of patients suffering from obstructive sleep apnea as a model for disturbed sleep syndromes (e.g., restless leg syndrome); and (3) data from the shift work sleep disorder study reported in October 2002 as a model for circadian rhythm disorders. While each of these clinical studies met their primary endpoints, and we believe that these studies are appropriate models to support a broader label for PROVIGIL, we cannot be sure that we will succeed in obtaining FDA approval for an expanded label. If the FDA does not approve the sNDA, it is not clear what impact, if any, this will have on PROVIGIL sales. Without this expanded label, our sales of PROVIGIL may not continue to grow at their current rate.

        Continued sales growth of PROVIGIL beyond the December 2005 expiration of orphan drug exclusivity is subject to our maintaining patent protection on the modafinil particle-size patent. The FDA also could grant us a six-month extension of this exclusivity if we perform an additional clinical study of PROVIGIL in pediatric patients. Our sales of ACTIQ also depend on our existing patent protection, which will begin to expire in the U.S. in May 2005. See "—Certain Risks Related to Our Business—We may not be able to maintain adequate protection for our intellectual property or market exclusivity for certain of our products, and therefore competitors may develop competing products, which could result in a decrease in sales and market share, cause us to reduce prices to compete successfully, and limit our commercial success."

        We expect to continue to incur significant expenditures associated with manufacturing, selling and marketing our products and conducting additional clinical studies to explore the utility of these products in treating disorders beyond those currently approved in their respective labels. With respect to PROVIGIL, we plan to discuss with the FDA the steps necessary to pursue a label for PROVIGIL in ADHD in children, which likely will require us to conduct additional clinical trials in 2003. With respect to GABITRIL, we have initiated small pilot studies in three areas: general anxiety, neuropathic pain and insomnia. Depending on the results of these pilot studies which we expect in early 2003, we will determine what areas, if any, to pursue and what additional studies may be required. We also expect to continue to incur significant expenditures to fund research and development activities, including clinical trials, for our other product candidates. For example, in August 2002, we announced the start of a two-year, approximately 800-person clinical trial of CEP-1347 in patients with early stage Parkinson's Disease. We also anticipate beginning Phase II clinical trials with CEP-7055 for the treatment of solid tumors early in 2002. In the future, we may seek sources of funding for a portion of our programs through collaborative arrangements with third parties. However, we intend to retain a portion of the commercial rights to these programs and, as a result, we still expect to spend significant funds on our share of the cost of these programs, including the costs of research, preclinical development, clinical research and manufacturing.

        We may have significant fluctuations in quarterly results based primarily on the level and timing of:

  •
  product sales and cost of product sales;

  •
  inventory stocking or destocking practices of our large wholesale drug distribution and retail pharmacy customers;

  •
  achievement and timing of research and development milestones;

  •
  collaboration revenues;

  •
  cost and timing of clinical trials;

  •
  marketing and other expenses; and

  •
  manufacturing or supply disruptions.

        In December 2001, we acquired Group Lafon, which gave us worldwide control of the intellectual property, marketing, and manufacturing rights related to modafinil, the active drug substance in PROVIGIL. PROVIGIL accounted for approximately 43% of our total product sales for the nine months ended September 30, 2002. By consolidating our financial results with those of Group Lafon, we have reduced significantly our cost of product sales for PROVIGIL by eliminating the effect of contractual arrangements between us and Group Lafon that existed prior to our acquisition. We also are in the process of expanding our internal manufacturing capacity for ACTIQ at our Salt Lake City facility and plan to move production of ACTIQ for the U.S. market to our Salt Lake City facility, pending FDA approval of this change. If approved, we would expect to begin production in early 2003. Manufacturing ACTIQ for the U.S. market at our Salt Lake City facility should allow us to benefit from efficiencies of scale and lead to lower cost of product sales for ACTIQ.

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

        On various dates during the fourth quarter of 2001, certain holders of our 5.25% convertible notes approached us, and we agreed, to exchange $217,000,000 of the outstanding 5.25% convertible notes due May 2006 into 3,691,705 shares of our common stock. The exchange transactions were completed using common stock prices that equalized the fair value of the debt instrument with the fair value of our common stock on the dates of the transactions. Since the notes were then trading at a premium, the notes were exchanged at equivalent common stock prices that were less than the original conversion price of $74.00 per share. As a result, we recognized non-cash debt exchange expense totaling $52,444,000 in the fourth quarter of 2001 based on the reduction of the original conversion price in accordance with SFAS No. 84, "Induced Conversion of Convertible Debt." We agreed to these exchanges to improve our debt to equity ratio. There is currently $838,000,000 of convertible notes outstanding. The annual interest payments on the outstanding balance of convertible notes are $26,739,000 payable at various dates throughout the year.

        During the fourth quarter of 2002, we are obligated to pay another $15,000,000 to Abbott Laboratories due under our licensing agreement for U.S. product rights to GABITRIL, plus regular required payments on mortgage and building improvements loans and capital lease obligations.

        As part of our business strategy, we plan to consider, and as appropriate, make acquisitions of other businesses, products, product rights or technologies. Our cash reserves and other liquid assets may be inadequate to consummate these acquisitions and it may be necessary for us to raise substantial additional funds in the future. In addition, these acquisitions are likely to result in significant charges to earnings for acquisition and related expenses that may include merger related costs or acquired in-process research and development charges, among others.

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

CERTAIN RISKS RELATED TO OUR BUSINESS

        You should carefully consider the risks described below, in addition to the other information contained in this report, before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial also may impair our business operations.

A significant portion of our revenues is derived from U.S. sales of our three largest products and our future success will depend on the continued acceptance and growth of these products.

        For the nine months ended September 30, 2002, approximately 77% of our total revenues were derived from U.S. sales of PROVIGIL, GABITRIL and ACTIQ. We cannot be certain that these products will continue to be accepted in their markets. Specifically, the following factors, among others, could affect the level of market acceptance of PROVIGIL, GABITRIL and ACTIQ, including:

  •
  the perception of the healthcare community of their safety and efficacy, both in an absolute sense and relative to that of competing products;

  •
  the effectiveness of our sales and marketing efforts;

  •
  unfavorable publicity regarding these products or similar products;

  •
  product price relative to other competing drugs or treatments;

  •
  changes in government and other third-party payer reimbursement policies and practices; and

  •
  regulatory developments affecting the manufacture, marketing or use of these products.

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

        The market for the approved indications of two of our three largest products is relatively small. Analysis of prescription data indicates that a significant portion of our product sales is derived from the use of these products outside of their labeled indications. To a large degree, our future success depends on the expansion of the approved indications for PROVIGIL and GABITRIL and physicians prescribing our products outside of the approved indications. Under current FDA and European medical authority regulations, we are restricted from promoting the use of these products outside of their labeled indications. Any such label expansion requires regulatory approval.

        We recently completed clinical studies with PROVIGIL with the objective of submitting a sNDA for an expanded label in the fourth quarter of 2002. While the clinical studies met their primary endpoints, we cannot be sure that we will succeed in obtaining FDA approval to market PROVIGIL for a broader indication than that approved in its current label. We also have initiated small pilot studies to examine whether or not GABITRIL is effective and safe when used to treat disorders outside its currently approved use. It is likely that even if the data from the pilot studies is positive, additional studies will be necessary before we can apply to regulatory authorities to expand the authorized uses of this product. We do not know whether these studies will demonstrate safety and efficacy, or if they do, whether we will succeed in receiving regulatory approval to market GABITRIL for additional disorders. If the results of some of these studies are negative, or if adverse experiences are reported in these clinical studies or otherwise in connection with the use of these products by patients, this could undermine physician and patient comfort with the products, limit their commercial success, and diminish their acceptance. Even if the results of these studies are positive, the impact on sales of PROVIGIL and GABITRIL may be minimal unless we are able to obtain FDA and foreign medical authority approval to expand the authorized use of these products. FDA regulations limit our ability to communicate the results of additional clinical studies to patients and physicians without first obtaining approval for any expanded uses.

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

        The U.S. composition of matter patent for modafinil expired in 2001. We own U.S. and foreign patent rights that expire between 2014 and 2015 covering compositions and uses of modafinil having certain particle sizes. Ultimately, these particle-sized patents might be found invalid if challenged by a third party or a potential competitor could develop a competing product or product formulation that avoids infringement of these patents. Although the FDA has granted us a period of market exclusivity that prevents the approval of an abbreviated new drug application, or ANDA, for any pharmaceutical product containing modafinil until December 2003, we believe that an ANDA with a Paragraph IV certification may be filed as early as December 2002 in which the ANDA applicant certifies that the particle-sized modafinil patents covering PROVIGIL are invalid or will not be infringed by the ANDA product. While we intend to vigorously defend the validity of our patents and prevent infringement, these efforts would be both expensive and time consuming and, ultimately, may not be successful. If an ANDA or an NDA is approved ultimately, a competitor could begin selling modafinil-based products upon the expiration of our FDA orphan drug exclusivity, currently in December 2005, which would significantly and negatively impact our revenues from our modafinil-based products. If we perform an additional clinical study of PROVIGIL in pediatric patients, it is possible that the FDA could grant us a six-month extension of our orphan drug exclusivity. However, we cannot be sure that the conduct of any such study will meet the FDA requirements for such extension.

        With respect to ACTIQ, there is a U.S. patent covering the currently approved composition and method for administering fentanyl via this composition that is set to expire in May 2005. We also hold patents to the compressed powder formulation that currently is being developed in the United States that will expire in September 2006. Corresponding patents in foreign countries are set to expire between 2009 and 2010. The loss of patent protection on ACTIQ, beginning in May 2005 in the United States, could significantly and negatively impact our revenues from the sale of ACTIQ.

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

We may incur additional losses.

        The quarter ended September 30, 2001 was our first profitable quarter from commercial operations since inception and at September 30, 2002 our accumulated deficit was $545,157,000. Our historical losses resulted principally from costs incurred in research and development, including clinical trials, from selling, general and administrative costs associated with our operations and, until relatively recently, the absence of a material level of revenue. For us to sustain profitability from commercial operations, we must continue to achieve product and other revenues at or above their current levels. Moreover, our future growth depends, in part, on our ability to obtain regulatory approvals for future products or for the expansion of the approved indications for our existing products, and our ability to successfully develop, commercialize, manufacture and market any other product candidates.

Manufacturing, supply and distribution problems may create supply disruptions that could result in a reduction of product sales revenue, and damage commercia prospects for our products.

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

        We rely on third parties to distribute our products, perform customer service activities and accept and process product returns. We also depend upon sole suppliers for active drug substances contained in our products, including our own French plant that manufactures modafinil and Abbott Laboratories to manufacture finished commercial supplies of ACTIQ and GABITRIL for the U.S. market. We have two qualified manufacturers, Watson Pharmaceuticals (formerly Circa Pharmaceuticals, Inc.), Copiague, New York and DSM Pharmaceuticals (formerly Catalytica Pharmaceuticals, Inc.), Greenville, North Carolina, for finished commercial supplies of PROVIGIL. The process of changing or adding a manufacturer or changing a formulation requires prior FDA and/or European medical authority approval and is very time-consuming. If we are unable to manage this process effectively, we could face supply disruptions that would result in significant costs and delays, undermine goodwill established with physicians and patients, and damage commercial prospects for our products. We maintain inventories of active drug substances and finished products to protect against supply disruptions. Nevertheless, any disruption in these activities could impede our ability to sell our products and could reduce sales revenue.

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

        We currently have a number of products that have been approved for sale in the United States, foreign countries or both. All of our approved products are subject to extensive continuing regulations relating to, among other things, testing, manufacturing, quality control, labeling, and promotion. The failure to comply with any rules and regulations of the FDA or any foreign medical authority, or the post-approval discovery of previously unknown problems relating to our products could result in, among others:

  •
  fines, recalls, or seizures of products;

  •
  total or partial suspension of product sales;

  •
  non-approval of product license applications;

  •
  restrictions on our ability to enter into strategic relationships; and

  •
  criminal prosecution.

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

Our product sales and related financial results will fluctuate and these fluctuations may cause our stock price to fall, especially if investors do not anticipate them.

        A number of analysts and investors who follow our stock have developed models to attempt to forecast future product sales and have established earnings expectations based upon those models. These models, in turn, are based in part on estimates of projected revenue and earnings that we disclose publicly. Forecasting revenue growth is difficult, especially when there is little commercial history and when the level of market acceptance of our products is uncertain or, in the case of Group Lafon, when we have just recently acquired a portfolio of products. Forecasting is further complicated by the difficulties in estimating stocking levels at pharmaceutical wholesalers and at retail pharmacies and in estimating potential product returns. As a result, it is likely that there will be significant fluctuations in revenues, which may not meet with market expectations and which also may adversely affect our stock price. There are a number of other factors that could cause our financial results to fluctuate unexpectedly, including:

  •
  the cost of product sales;

  •
  achievement and timing of research and development milestones;

  •
  collaboration revenues;

  •
  cost and timing of clinical trials;

  •
  marketing and other expenses; and

  •
  manufacturing or supply disruptions.

The failure to successfully operate Group Lafon could negatively impact our results of operations.

        The operation of Group Lafon following our December 2001 acquisition involves a number of risks and presents financial, managerial and operational challenges, including:

  •
  diversion of management attention from our existing business and operations;

  •
  difficulty with integration of personnel, and financial and other systems;

  •
  increased foreign operations that may be difficult to manage, especially since we have limited experience operating in France; and

  •
  challenging regulatory environment, especially with respect to governmental product reimbursement and pricing.

        In light of these challenges, we may not be able to successfully manage the operations and personnel of Group Lafon. Customer dissatisfaction or manufacturing, supply or distribution problems associated with Group Lafon's products could cause our pharmaceutical business in France to underperform relative to our expectations, which could have a material adverse effect on our business. We also could experience financial or other setbacks if Group Lafon's businesses have problems, expenses, or liabilities of which we were not aware or are substantially greater than we anticipated based on our evaluation of the business prior to the acquisition.

The efforts of government entities and third party payers to contain or reduce the costs of health care may adversely affect our sales and limit the commercial success of our products.

        In certain foreign markets, pricing or profitability of pharmaceutical products is subject to various forms of direct and indirect governmental control, including the reduction or elimination of government reimbursements for products. For example, we are aware of government efforts in France to limit or eliminate reimbursement for certain of our products, which could materially impact revenues from our French operations. In the United States, there have been, and we expect there will continue to be, various proposals to implement similar government controls. The commercial success of our products could be limited if federal or state governments adopt any such proposals. In addition, in the United States and elsewhere, sales of pharmaceutical products depend in part on the availability of reimbursement to the consumer from third party payers, such as government and private insurance plans. Third party and government payers increasingly challenge the prices charged for products and limit reimbursement levels offered to consumers for such products. Third party and government payers could focus their cost control efforts on our products, especially with respect to prices of and reimbursement levels for products prescribed outside their labeled indications. In these cases, these efforts could negatively impact sales of and profits on our products.

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

        The conditions that our products treat, and some of the other disorders for which we are conducting additional studies, are currently treated with several drugs, many of which have been available for a number of years or are available in inexpensive generic forms. With respect to PROVIGIL, there are several other products used for the treatment of narcolepsy in the United States, which are marketed under a number of brand names, including RITALIN®by Novartis, CONCERTA®tablets by Alza and METHYLIN®by Mallinckrodt, and in our other licensed territories, all of which have been available for a number of years and many of which are available in inexpensive generic forms. With respect to ACTIQ, we face competition from inexpensive oral opioid tablets and more expensive but quick-acting invasive (intravenous, intramuscular and subcutaneous) opioid delivery systems. Other technologies for rapidly delivering opioids to treat breakthrough pain are being developed, at least one of which is in clinical trials. With respect to GABITRIL, there are several products, including NEURONTIN® (gabapentin) by Pfizer, used as adjunctive therapy for the partial seizure market. Some are well-established therapies that have been on the market for several years while others have recently entered the partial seizure marketplace. In addition, several treatments for partial seizures are available in inexpensive generic forms. Thus, we need to demonstrate to physicians, patients and third party payers that the cost of our products is reasonable and appropriate in the light of their safety and efficacy, the price of competing products and the related health care benefits to the patient.

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

The results and timing of our research and development activities, including future clinical trials are difficult to predict, subject to potential future setbacks and, ultimately, may not result in any additional pharmaceutical products, which may adversely affect our business.

        In order to sustain our business, we focus substantial resources on the search for new pharmaceutical products. These activities include engaging in discovery research and process development, conducting preclinical and clinical studies, and seeking regulatory approval in the United States and abroad. In all of these areas, we have relatively limited resources and compete against larger, multinational pharmaceutical companies. Moreover, even if we undertake these activities in an effective and efficient manner, regulatory approval for the sale of new pharmaceutical products remains highly uncertain since the majority of compounds discovered do not enter clinical studies and the majority of therapeutic candidates fail to show the human safety and efficacy necessary for regulatory approval and successful commercialization.

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

        Because we have limited resources, we have entered into a number of collaboration agreements with other pharmaceutical companies, including Lundbeck and Sanofi-Synthelabo related to our research efforts in Parkinson's and Alzheimer's disease, and solid tumors, respectively, and with a number of marketing partners for our products in certain countries outside the United States. In some cases, our collaboration agreements call for our partners to control:

  •
  the supply of bulk or formulated drugs for commercial use or for use in clinical trials;

  •
  the design and execution of clinical studies;

  •
  the process of obtaining regulatory approval to market the product; and/or

  •
  marketing and selling of any approved product.

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

        The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future. For example, from July 1, 2001 through November 11, 2002, our common stock traded at a high price of $78.88 and a low price of $35.82. Negative announcements, including, among others:

  •
  adverse regulatory decisions;

  •
  disappointing clinical trial results;

  •
  disputes concerning patent or other proprietary rights; or

  •
  operating results that fall below the market's expectations could trigger significant declines in the price of our common stock. In addition, external events, such as news concerning economic conditions, our competitors, changes in government regulations impacting the biotechnology or pharmaceutical industries or the movement of capital into or out of our industry, also are likely to affect the price of our common stock.

A portion of our product sales and certain balance sheet items are subject to exchange rate fluctuations in the normal course of business that could adversely affect our reported results of operations.

        Historically, a portion of our product sales has been earned in currencies other than the U.S. dollar. As a result of our acquisition of Group Lafon, the portion of our product sales denominated in the euro and other local currencies has and may continue to increase. For the nine months ended September 30, 2002, approximately 23% of our product sales were denominated in currencies other than the U.S. dollar. We translate revenue earned from product sales into U.S. dollars at the average exchange rate applicable during the relevant period. A strengthening of the dollar could, therefore, reduce our earnings. Consequently, fluctuations in the rate of exchange between the U.S. dollar and the euro and other local currencies may affect period-to-period comparisons of our operating results. In addition, we may face exposure to the extent that exchange rate fluctuations affect the repayment of certain intercompany indebtedness. Finally, the balance sheet of our foreign operations will be translated into U.S. dollars at the period-end exchange rate. This latter exposure will result in changes to the translated value of assets and liabilities, with the impact of the translation included as a component of stockholders' equity. We currently do not hedge our exposure to fluctuations in exchange rates.

We are involved in or may become involved in the future in legal proceedings that, if adversely adjudicated or settled, could materially impact our financial condition.

        As a biopharmaceutical company, we are or may become a party to litigation in the ordinary course of our business, including, among others, matters alleging employment discrimination, product liability, patent infringement, or breach of commercial contract. In general, litigation claims can be expensive and time consuming to bring or defend and could result in settlements or damages that could significantly impact results of operations and financial condition. We currently are vigorously defending ourselves against certain litigation matters. While we currently do not believe that the settlement or adverse adjudication of these lawsuits would materially impact our results of operations or financial condition, we cannot be certain of the final resolution of such matters and the impact, if any, on our results of operations or financial condition.

Our customer base is highly concentrated.

        Our principal customers are wholesale drug distributors and major retail drug store chains. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. A small number of large wholesale distributors control a significant share of the market. For the nine months ended September 30, 2002, our three largest wholesaler customers accounted for 26%, 23% and 20%, individually, of our total revenues. The loss or bankruptcy of any of these customers could materially and adversely affect our results of operations and financial condition.

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

We plan to consider, and as appropriate, make acquisitions of technologies, products and businesses, which may subject us to a number of risks and/or result in us experiencing significant charges to earnings that may adversely affect our stock price and financial condition.

        We regularly review potential acquisitions of businesses, products, product rights and technologies that are complementary to our business. As part of that review, we conduct business, legal and financial due diligence with the goal of identifying and evaluating all material risks involved in any particular transaction. Despite our efforts, we may be unsuccessful in ascertaining all such risks and, as a result, we might not realize the intended advantages of any given acquisition. We also must consolidate and integrate any acquired operations with our business. These integration efforts often take a significant amount of time, place a significant strain on our managerial, operational and financial resources and prove to be more difficult and expensive than we could have predicted. If we fail to realize the expected benefits from an acquisition, whether as a result of unidentified risks or integration difficulties, our business, results of operations and financial condition could be adversely affected.

        In addition, as a result of acquiring businesses or entering into other significant transactions, we have experienced, and will likely continue to experience, significant charges to earnings for merger and related expenses that may include transaction costs, closure costs or acquired in-process research and development charges. These costs may include substantial fees for investment bankers, attorneys, accountants and financial printing costs, and severance and other closure costs associated with the elimination of duplicate operations and facilities. Such charges could adversely affect our results of operations for particular quarterly or annual periods.

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

        SEC rules require us to present our audited financial statements in various SEC filings, along with Andersen's consent to our inclusion of its audit report in those filings. However, Andersen is unable to provide a consent to us for inclusion in our future SEC filings relating to its report on our consolidated financial statements as of and for each of the three years in the period ended December 31, 2001. Additionally, Andersen is unable to provide us with assurance services, such as advice customarily given to underwriters of our securities offerings and other similar market participants. The SEC recently has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file the consent of Andersen in certain circumstances. Notwithstanding this relief, the inability of Andersen to provide its consent or to provide assurance services to us in the future could negatively affect our ability to, among other things, access the public capital markets. Any delay or inability to access the public markets as a result of this situation could have a material adverse impact on our business. Also, an investor's ability to seek potential recoveries from Andersen related to any claims that an investor may assert as a result of the audit performed by Andersen may be limited significantly both as a result of an absence of a consent and the diminished amount of assets of Andersen that are or may in the future be available to satisfy claims.

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

        We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person becomes an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 could have the effect of delaying or preventing a change of control of Cephalon. Section 203, the rights plan, and certain provisions of our certificate of incorporation, our bylaws and Delaware corporate law, may have the effect of deterring hostile takeovers, or delaying or preventing changes in control of our management, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

We may be unable to service or repay our substantial indebtedness or other contingencies.

        As of September 30, 2002, we had significant levels of indebtedness that, among other things, could make it difficult for us to make payments on our indebtedness or obtain financing in the future, limit our future flexibility and make us more vulnerable in the event of a downturn in our business. Unless we are able to generate sufficient cash flow from operations to service our indebtedness, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our debt service obligations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        In addition to historical facts or statements of current condition, this report and the documents that are and will be incorporated into this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements provide our current expectations or forecasts of future events as of the date of this filing and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "hope," and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. In particular, these forward-looking statements include, among others, statements about:

  •
  our dependence on sales of PROVIGIL, ACTIQ and GABITRIL and the market prospects for these products;

  •
  any potential expansion of the authorized uses of our existing products;

  •
  our anticipated scientific progress in our research programs and our development of potential pharmaceutical products including our ongoing or planned clinical trials;

  •
  the timing and unpredictability of regulatory approvals, including with respect to our planned sNDA submission, and product rollout;

  •
  our ability to adequately protect our technology and enforce our intellectual property rights and the future expiration of patent and/or regulatory exclusivity on certain of our products;

  •
  our sales, EBITDA and earnings per share projections beyond the third quarter of 2002 including our ability to maintain profitability in the future;

  •
  our future cash flow and our ability to raise additional funds, if needed; and

  •
  other statements regarding matters that are not historical facts or statement of current condition.

        Any or all of our forward-looking statements in this report and in the documents we have referred you to may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Therefore, you should not place undue reliance on any such forward-looking statements. The factors that could cause actual results to differ from those expressed or implied by our forward-looking statements include, among others:

  •
  the acceptance of our products by physicians and patients in our current markets and new markets;

  •
  our ability to obtain regulatory approvals of expanded indications for certain of our products;

  •
  scientific or regulatory setbacks with respect to research programs, clinical trials and/or our existing products;

  •
  unanticipated cash requirements to support current operations, expansion of our business or capital expenditures;

  •
  the loss of key management or scientific personnel;

  •
  the activities of our competitors in the industry, including the filing of an ANDA with a Paragraph IV certification for any product containing modafinil;

  •
  market conditions in the biotechnology industry that make raising capital difficult, expensive or both; and

  •
  enactment of new government regulations, court decisions, regulatory interpretations or other initiatives that are adverse to us or our interests.

        We do not intend to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. We discuss in more detail the risks that we anticipate in the section above entitled "Certain Risks Related to our Business." This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        We are exposed to foreign currency exchange risk related to our operations in European subsidiaries that have transactions, assets, and liabilities denominated in foreign currencies that are translated into U.S. dollars for consolidated financial reporting purposes. We do not currently hedge any of these foreign currency exchange risks. For the nine months ended September 30, 2002, an average 10% strengthening of the U.S. dollar relative to the currencies in which our European subsidiaries operate would result in a decrease in reported net sales of $8,668,000 and a decrease in reported net income of $176,000 for that period. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not assume any changes in the level of operations of our European subsidiaries.

        Otherwise, there have been no material changes in quantitative and qualitative market risk from the disclosure included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

ITEM 4.    CONTROLS AND PROCEDURES

        We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)). Based on that evaluation, our Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

        There have been no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        In February 2001, a complaint was filed in Utah state court by Zars, Inc. and one of its research scientists, against us and our subsidiary Anesta Corp. The plaintiffs were seeking a declaratory judgment to establish their right to develop transdermal or other products containing fentanyl and other pharmaceutically active agents under a royalty and release agreement between Zars and Anesta. The complaint also asked for unspecified damages for breach of contract, interference with economic relations, defamation and slander. On September 4, 2002, the parties signed a memorandum of understanding under which the plaintiffs agreed to dismiss the complaint. As part of that agreement, the parties further clarified Zars' intellectual property rights to the products in question and agreed to collaborate on the research, development and marketing of certain products under development, with Cephalon agreeing to fund certain development costs in the future.

        We are a party to certain other litigation in the ordinary course of our business, including, among others, matters alleging employment discrimination, product liability and breach of commercial contract. We are vigorously defending ourselves in all of these actions and do not believe these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition or results of operations.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

        On March 29, 2002, we issued and sold in a private placement $55,000,000 aggregate principal amount of 3.875% Convertible Notes due March 29, 2007. The notes were issued and sold to the purchaser in a transaction exempt from registration requirements under Section 4(2) of the Securities Act of 1933, as amended, because the offer and sale of the notes did not involve a public offering.

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
10.1
Intellectual Property Sale, Amendment and Termination Agreement dated October 2, 2002, amending the Disribution, License and Supply Agreement, dated as of December 7, 1999, and as amended from time to time thereafter, by and between Anesta Corp. and Elan Pharma International Limited.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  (b)
  Reports on Form 8-K:

            During the third quarter of 2002, the Registrant did not file any Current Reports on Form 8-K.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEPHALON, INC. (Registrant)
November 14, 2002	By	/s/ FRANK BALDINO, JR. Frank Baldino, Jr., Ph.D. Chairman and Chief Executive Officer (Principal executive officer)
	By	/s/ J. KEVIN BUCHI J. Kevin Buchi Senior Vice President and Chief Financial Officer (Principal financial and accounting officer)

CERTIFICATIONS

I, Frank Baldino, Jr., certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Cephalon, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ FRANK BALDINO, JR. Frank Baldino, Jr., Ph.D. Chairman and Chief Executive Officer (Principal executive officer)

I, J. Kevin Buchi, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Cephalon, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ J. KEVIN BUCHI J. Kevin Buchi Senior Vice President and Chief Financial Officer (Principal financial officer)

QuickLinks

CEPHALON, INC. AND SUBSIDIARIES INDEX
  ITEM 1. FINANCIAL STATEMENTS
CEPHALON, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
CEPHALON, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
CEPHALON, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
CEPHALON, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS