Form 10-K
period 2002-12-31
CEPHALON INC
filed 2003-03-31
CIK 873364

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-19119

Cephalon, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-2484489 (I.R.S. Employer Identification No.)
145 Brandywine Parkway, West Chester, Pennsylvania (Address of principal executive offices)	19380-4245 (Zip Code)

Registrant's telephone number, including area code: (610) 344-0200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Act of 1933). Yes ☒    No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2002, was approximately $2.5 billion. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the Nasdaq National Market on June 30, 2002. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and executive officers.

The number of shares of the registrant's Common Stock outstanding as of March 14, 2003 was 55,472,671.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2003 annual meeting of stockholders are incorporated by reference into Items 10, 11, 12, and 13 of Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        In addition to historical facts or statements of current condition, this report and the documents into which this report is and will be incorporated contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements contained in this report constitute our expectations or forecasts of future events as of the date this report was filed with the SEC and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as "anticipate," "will," "estimate," "expect," "project," "intend," "should," "plan," "believe," "hope," and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. In particular, these forward-looking statements include, among others, statements about:

  •
  our dependence on sales of PROVIGIL, ACTIQ and GABITRIL and the market prospects and future marketing efforts for these products;

  •
  any potential expansion of the authorized uses of our existing products;

  •
  our anticipated scientific progress in our research programs and our development of potential pharmaceutical products including our ongoing or planned clinical trials, and the timing of revenues from these products, if any;

  •
  the timing and unpredictability of regulatory approvals, including with respect to our planned sNDA submission, and product rollout;

  •
  our ability to adequately protect our technology and enforce our intellectual property rights and the future expiration of patent and/or regulatory exclusivity on certain of our products;

  •
  our sales, costs, EBITDA and earnings per share projections and permitted, similar non-GAAP performance measures for 2003 and beyond, including our ability to maintain profitability in the future;

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

  •
  the inability to adequately protect our key intellectual property rights;

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

We do not intend to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. We discuss in more detail the risks that we anticipate in the section above included in Item 7 hereof and entitled "Certain Risks Related to our Business." This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

PART I

ITEM 1. BUSINESS

Overview

        Cephalon is an international biopharmaceutical company dedicated to the discovery, development and marketing of products to treat sleep disorders, neurological and psychiatric disorders, cancer and pain. In addition to conducting an active research and development program, we market three products in the United States and a number of products in various countries throughout Europe.

        Our corporate and research and development headquarters are in West Chester, Pennsylvania, and we have offices in Salt Lake City, Utah, France, the United Kingdom, Germany and Switzerland. We operate manufacturing facilities in France for the production of modafinil, which is the active drug substance in PROVIGIL® (modafinil) tablets [C-IV]. We also operate manufacturing facilities in Salt Lake City, Utah for the production of ACTIQ® (oral transmucosal fentanyl citrate) [C-II] for distribution and sale in the European Union and, beginning in the second quarter of 2003, the United States.

        Our three biggest products in terms of product sales, PROVIGIL, ACTIQ and GABITRIL® (tiagabine hydrochloride), comprised approximately 80% of our total worldwide net product sales for the year ended December 31, 2002. The majority of PROVIGIL, ACTIQ and GABITRIL sales are in the U.S. market. Outside the United States, our commercial activities are concentrated primarily in France, the United Kingdom and Germany. The following table summarizes the major markets for our three most significant products:

PRODUCT	BRAND NAME	COUNTRY	INDICATION
Modafinil	PROVIGIL®	United States; Republic of Ireland; Italy	Excessive daytime sleepiness associated with narcolepsy
		United Kingdom	Excessive daytime sleepiness associated with narcolepsy and with obstructive sleep apnea/hypopnea syndrome
	MODIODAL®	France	Narcolepsy with or without cataplexy; idiopathic hypersomnia
	VIGIL®	Germany	Narcolepsy with or without cataplexy
	MODASOMIL®	Austria; Switzerland	Narcolepsy with or without cataplexy

Oral transmucosal fentanyl citrate	ACTIQ®	United States; Germany; Ireland; France; United Kingdom	Management of breakthrough cancer pain in patients with malignancies who are opioid tolerant

Tiagabine hydrochloride	GABITRIL®	United States; France; United Kingdom; Republic of Ireland; Germany; Austria; Switzerland	Partial seizures associated with epilepsy

        In the United States, we market PROVIGIL, ACTIQ and GABITRIL through our specialty sales organization of approximately 330 persons, which includes:

  •
  an approximately 240-person field sales and sales management and support team that details PROVIGIL and GABITRIL to neurologists, psychiatrists and sleep specialists; and

  •
  an approximately 90-person field sales and sales management team that details ACTIQ to pain specialists and oncologists.

Outside of the United States, we have a sales organization in France numbering approximately 150 persons detailing products to office-based and hospital-based physicians, and a sales and marketing organization numbering approximately 50 persons that supports our presence in other European countries, principally the United Kingdom and Germany. In territories where we have not established our own sales and marketing groups, we have chosen to market our products through a select group of distribution companies with expertise in the development, marketing and sale of pharmaceuticals in those territories. In most cases, we have granted rights to our distribution partner to market, sell and distribute our products in their respective territories, and we supply finished product for resale in that territory. The revenues and net income generated from these arrangements were not significant to our results of operations for 2002.

        During 2002, we continued to pursue our strategy for PROVIGIL and GABITRIL to broaden the range of clinical uses that are approved by the FDA and European regulatory authorities. For PROVIGIL, we submitted a supplemental new drug application (sNDA) with the FDA in December 2002 requesting marketing approval for the treatment of excessive sleepiness associated with disorders of sleep and wakefulness in adults. The FDA's targeted review period for standard sNDAs is 10 months. Also in December 2002, we announced that we had received marketing approval from the Medicines Control Agency of the United Kingdom to expand the label of PROVIGIL to include the treatment of excessive daytime sleepiness in patients with obstructive sleep apnea/hypopnea syndrome. We plan to apply for a similar label expansion in France and Germany. In 2003, we plan to discuss with the FDA the steps necessary to pursue a label for PROVIGIL for attention deficit/hyperactivity disorder (ADHD) in children, which likely will require us to conduct additional clinical trials. For GABITRIL, we initiated pilot studies during 2002 in three areas: generalized anxiety disorder, neuropathic pain and insomnia. The results of the studies in generalized anxiety disorder and neuropathic pain were analyzed in early 2003 and generally provide support for the potential role of GABITRIL in treating these disorders. As a result, we intend to pursue larger studies in 2003 with GABITRIL in generalized anxiety disorder and post-traumatic stress syndrome. Results from the pilot studies in insomnia are expected later in 2003.

        During the past year, we also continued our strategy of acquiring and consolidating worldwide product rights to PROVIGIL, ACTIQ and GABITRIL. In January 2002, we announced that we had acquired additional product rights to GABITRIL from Sanofi-Synthelabo and Novo Nordisk A/S and now control rights worldwide, excluding Canada, Latin America and Japan. In October 2002, we reacquired rights to ACTIQ in 12 countries, principally in Europe, from Elan Pharma International Limited. In December 2002, we announced that we had reacquired all rights to modafinil (the active drug substance in PROVIGIL) in Germany, Austria, Switzerland and certain countries in Central and Eastern Europe from Merckle GmbH, and in Spain from Cepa Schwarz Pharma. In March 2003, we announced that we had signed a license agreement for Tanabe Seiyaku to commercialize ACTIQ in Japan.

        In addition to clinical programs focused on our marketed products, we have significant research programs that seek to discover and develop treatments for neurological and oncological disorders. Our technology principally focuses on an understanding of kinases and the role they play in cellular survival and proliferation. We have coupled this knowledge with a library of active, selective, small molecule inhibitors of kinases that allows us to intervene in these processes. This technology base has resulted in three molecules that are currently in clinical development. With respect to neurology, we have a program with a molecule, CEP-1347, that has entered into a Phase 2/3 clinical trial for the treatment of patients with early stage Parkinson's disease. In the cancer area, we have a program with a lead molecule, CEP-701, and have completed Phase 2 studies with this molecule to study its effect in patients refractory to other therapies and suffering from prostate cancer, pancreatic cancer and acute myeloid leukemia (AML). In early studies in prostate cancer and AML we observed positive signals from the use of CEP-701, although the treatment effect seen was not sufficient to justify continued studies as monotherapy in refractory patients. We are initiating additional studies with earlier stage patients and in combination with other therapies. Our efforts in pancreatic cancer have been halted due to lack of efficacy. Additionally, we are conducting a Phase 1 clinical study with another molecule, CEP-7055, for the treatment of solid tumors. As part of our corporate strategy, we often seek to share the risk of our research and development activities with corporate partners and, to that end, we have entered into agreements to share the costs of developing and/or commercializing certain of these molecules.

        For the year ended December 31, 2002, our total revenues and income before income taxes were $506.9 million and $62.4 million, respectively. The third quarter of 2001 was our first profitable quarter from commercial operations since inception. Our accumulated deficit at December 31, 2002 was $405.2 million. These accumulated losses have resulted principally from costs incurred in research and development, including clinical trials, and from selling, general and administrative costs associated with our commercial operations. Prior to 2001, we funded our operations principally from the proceeds of private and public sales of our equity and debt securities. While we seek to increase profitability and cash flow from operations, we will need to continue to achieve product sales and other revenue sufficient for us to attain these objectives. The rate of our future growth will depend, in part, upon our ability to obtain additional regulatory approvals for our currently marketed products, or successfully acquire, develop and commercialize new product candidates.

        We are a Delaware corporation with our principal executive offices located at 145 Brandywine Parkway, West Chester, Pennsylvania, 19380. Our telephone number is (610) 344-0200 and our web site address is www.cephalon.com. We make available free of charge through the Investor Relations section of our web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We include our web site address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our web site.

Subsequent Events

        In January 2003, we announced that we had entered into a five-year agreement with MDS Proteomics Inc. (MDSP), a subsidiary of MDS Inc., to utilize MDSP's technologies with the objective of accelerating the clinical development of and broadening the market opportunities for our pipeline of small chemical compounds. MDSP will receive payments upon the successful achievement of specified milestones and will receive royalties on sales of products resulting from the collaboration. As part of the agreement, we purchased from MDSP a $30.0 million 5% convertible note due 2010. The note is convertible into MDSP's common stock at an initial conversion price of $22.00 per share, subject to adjustment if MDSP sells shares of its common stock at a lower price.

        On February 5, 2003, we announced that the FDA had accepted an abbreviated new drug application (ANDA) for a generic form of modafinil, the active ingredient in PROVIGIL. On March 28, 2003, we filed a patent infringement lawsuit in U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Pharmaceuticals Inc., and Barr Laboratories, Inc. based upon the ANDAs filed by each of these companies with the FDA. See "—PROVIGIL—Intellectual Property Position" for more information.

        On March 7, 2003, our wholly-owned subsidiary, Cephalon Australia Pty. Limited, formally commenced a takeover bid for SIRTeX Medical Limited (ASX: SRX). SIRTeX markets SIR-Spheres®, a product approved in the United States, Europe, Australia and portions of Asia for the treatment of certain types of liver cancer. Under its bid, Cephalon Australia intends to offer A$4.85 cash for each SIRTeX ordinary share including any SIRTeX shares that are issued on the exercise of SIRTeX options. Cephalon Australia also has obtained an option to acquire shares from SIRTeX's largest shareholder representing up to 19.9 percent of the total issued share capital of SIRTeX at a price of A$4.85 per SIRTeX share. The total bid value is approximately US$161 million. If successful, we intend to fund the bid price using a portion of our existing cash and investment balance. We believe there are a number of risks inherent in SIRTeX's business, post-acquisition. Specifically, we believe that we will need to significantly increase manufacturing capacity to meet projected demand in the U.S. and European markets over the next few years. Increasing capacity in the pharmaceutical industry is expensive, time consuming and requires approval of appropriate regulatory authorities. Until such expansions are complete, there can be no assurance that product will be available to satisfy anticipated demand for SIR-Spheres. We also believe that substantial investment will be necessary in many other aspects of SIRTeX's business, including sales, marketing and distribution, for us to realize the full potential of its technologies.

PROVIGIL

Overview

        Modafinil is the first in a new class of wakefulness-promoting agents. While its exact mechanism of action remains to be fully elucidated, modafinil appears to act selectively in regions of the brain believed to regulate normal sleep and wakefulness. The FDA approved PROVIGIL for the treatment of excessive daytime sleepiness associated with narcolepsy in December 1998 and we launched the product in the United States in February 1999. Modafinil currently is approved in more than 20 countries, including France, the United Kingdom, Ireland, Italy and Germany, for the treatment of excessive daytime sleepiness associated with narcolepsy. In December 2002, we also received approval to market modafinil in the United Kingdom to treat excessive daytime sleepiness in patients with obstructive sleep apnea/hypopnea syndrome.

        In 2002, we marketed PROVIGIL in the United States through an approximately 185-person field sales and sales management team that details the product primarily to neurologists, psychiatrists and sleep specialists. In early 2003, we increased this sales team by approximately 55 persons. Outside the United States, we market modafinil using both our existing European sales force (e.g., in France, the United Kingdom and Germany) and through marketing collaborations with third parties.

        Excessive sleepiness is a common and disabling symptom across many different disease states. Excessive sleepiness may negatively impact daytime functioning, including awareness, judgment, productivity and quality of life. Over the past few years, we have focused significant clinical development efforts on exploring the potential use of PROVIGIL in treating conditions beyond narcolepsy where excessive sleepiness is a significant clinical problem. On December 20, 2002, we filed an sNDA with the FDA requesting marketing approval of PROVIGIL in the United States for the treatment of excessive sleepiness associated with disorders of sleep and wakefulness in adults. This filing represented the achievement of an important milestone for us in our development efforts for PROVIGIL.

        While applicable laws and regulations prevent us from promoting our products for uses beyond those contained in the approved label, our analysis of prescription data for PROVIGIL in the United States indicates that some physicians have elected to prescribe the product to treat indications outside its currently labeled indication of excessive daytime sleepiness associated with narcolepsy, including for excessive sleepiness associated with depression or obstructive sleep apnea, fatigue associated with multiple sclerosis and ADHD.

Narcolepsy

        Narcolepsy is a debilitating, lifelong disorder whose symptoms often first arise in late childhood. Its most notable symptom is an uncontrollable propensity to fall asleep during the day. There is no cure for narcolepsy, which is estimated to affect approximately 200,000 people in the United States. Estimates indicate that approximately 35% of this population currently is diagnosed and receiving treatment for narcolepsy. PROVIGIL has been recognized by the American Academy of Sleep Medicine as a standard therapy for the treatment of excessive daytime sleepiness associated with narcolepsy.

        Before we received FDA approval to market PROVIGIL, we conducted many clinical studies, including two Phase 3, double-blind, placebo-controlled, nine-week multi-center studies of PROVIGIL with more than 550 patients who met the American Sleep Disorders Association criteria for narcolepsy. Both studies demonstrated improvement in objective and subjective measures of excessive daytime sleepiness compared to placebo. PROVIGIL was found to be generally well tolerated, with a low incidence of adverse events relative to placebo. The most commonly observed adverse events were headache, infection, nausea, nervousness, anxiety and insomnia.

Market expansion strategies

        Given the efficacy of PROVIGIL in reducing excessive daytime sleepiness associated with narcolepsy and the results of completed clinical trials, it became clear to us that PROVIGIL could be useful in treating excessive sleepiness associated with disorders of sleep and wakefulness beyond narcolepsy. Excessive sleepiness may be caused by a number of clinical conditions in addition to narcolepsy. For example, patients who suffer from obstructive sleep apnea often are tired during the day as a result of disrupted nighttime sleep. In addition, many people receive inadequate sleep due to nighttime work schedules that require them to function at the lowest point of their daily alertness cycle, followed by shortened and fragmented daytime sleep (shift work sleep disorder). Multiple well-controlled, multi-center clinical studies conducted in patients suffering from obstructive sleep apnea and shift work sleep disorder have shown that PROVIGIL may be useful in alleviating the excessive sleepiness experienced by these patients.

        The sNDA that we filed with the FDA in December 2002 was based on positive data from six double-blind, placebo-controlled clinical studies evaluating the safety and efficacy of PROVIGIL versus placebo in more than 1,500 patients with excessive sleepiness associated with a disorder of sleep and wakefulness. Specifically, we submitted clinical data from three patient populations in the sNDA: (1) resubmission of the data submitted in the initial NDA, together with extended follow-up information, from studies of patients suffering from narcolepsy as a model for sleep-wake cycle dysregulation associated with central nervous system disease; (2) data from previously reported studies of patients suffering from obstructive sleep apnea as a model for disrupted sleep; and (3) data from the shift work sleep disorder study reported in late 2002 as a model for circadian rhythm disorders. While each of these clinical studies met their primary endpoints, and we believe that these studies are appropriate models to support a broader label for PROVIGIL, we cannot be sure that we will succeed in obtaining FDA approval for an expanded label. If the FDA does not approve the sNDA, it is not clear what impact this will have on sales and earnings. The FDA's targeted review period for standard sNDAs is 10 months.

        A main focus of our ongoing clinical program continues to be the exploration of the potential use of PROVIGIL in treating excessive sleepiness that may be caused by a variety of clinical conditions. To that end, we have conducted clinical studies in patients suffering from a number of representative disorders of sleep and wakefulness. We also are interested in exploring the utility of PROVIGIL in other areas, including ADHD in children. In September 2002, we announced positive results from an investigational clinical study in children suffering from ADHD. In the four-week, randomized, double-blind, placebo-controlled, parallel design study, 248 children and adolescents between the ages of six and 13 were assigned to one of four daily dose regimens of PROVIGIL or placebo. The primary efficacy endpoint measure was the teacher-completed school version of the ADHD Rating Scale IV. All of the PROVIGIL treated groups showed a reduction in symptoms of ADHD, with certain dosage groups reaching statistical significance compared to placebo (p<0.05) and with the dosage group receiving 300mg of PROVIGIL, once a day, reaching statistical significance at all primary endpoints. PROVIGIL generally was well tolerated with the most commonly reported adverse events in this study consistent with those described in the current product label. We expect that the complete study data will be presented at the American Psychiatric Association meeting in May 2003. We plan to initiate a Phase 3 program in ADHD in 2003.

        Finally, an important focus of our PROVIGIL strategy is the development of follow-on compounds. In 2003, we expect to begin human clinical trials with the R-isomer of modafinil. We are hopeful that these trials will, among other things, confirm in humans a longer duration of action of this isomer relative to the current PROVIGIL formulation. If successful, we would seek to launch this new compound in late 2005. In addition, we continue to engage in pre-clinical efforts and have identified second generation new chemical entities designed to provide additional clinical benefits.

Intellectual Property Position

        We own U.S. and foreign patent rights that expire between 2014 and 2015 covering pharmaceutical compositions and uses of modafinil having certain particle sizes. Ultimately, these particle-size patents might be found invalid if challenged by a third party or a potential competitor could develop a competing product or product formulation that avoids infringement of these patents. On February 5, 2003, we announced that the FDA had accepted an abbreviated new drug application, or ANDA, for a pharmaceutical product containing modafinil. Any ANDA for modafinil filed with the FDA prior to December 2003 must contain a Paragraph IV certification in which the ANDA applicant certifies that the U.S. particle-size modafinil patent covering PROVIGIL is either invalid or will not be infringed by the ANDA product.

        While we intend to vigorously defend the validity, and prevent infringement, of our patents, these efforts will be both expensive and time consuming and there can be no assurance that they will be successful. On March 28, 2003, we filed a patent infringement lawsuit in U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Pharmaceuticals Inc., and Barr Laboratories, Inc. based upon the ANDAs filed by each of these companies with the FDA. If an ANDA or an NDA is approved, a competitor could begin selling a modafinil-based product upon the expiration of our FDA orphan drug exclusivity, currently in December 2005, which, in the absence of a marketed isomer version of modafinil, would significantly and negatively impact revenues from our current modafinil-based products. We expect to perform an additional clinical study of PROVIGIL in pediatric patients, pursuant to which the FDA could grant us a six-month extension of our orphan drug exclusivity and particle-size patent so that we would retain exclusivity until June 2006. However, we cannot be sure that the FDA will grant such extensions.

        The U.S. composition of matter patent for modafinil expired in 2001. Corresponding patents outside the United States either have expired or will expire in March 2003, except in Italy where a patent extension beyond the original 1998 expiration remains possible.

        We own composition of matter patents directed to the R-isomer of modafinil that is set to expire in May 2007 in the United States and January 2007 outside the United States. Assuming we are successful in attaining FDA approval for this compound in late 2005, we would expect to receive a three year period of marketing exclusivity (until late 2008). Furthermore, assuming this same timetable for approval, we would anticipate that the patent life would be extended until approximately early 2009. If we perform an additional clinical study of this product in pediatric patients, the FDA could grant us a six-month extension of the patent (until mid-2009) and of our marketing exclusivity. We also hold rights to other patents and patent applications directed to further pharmaceutical compositions, manufacturing processes and uses of next generation modafinil. We own rights to various trademarks covering pharmaceutical products containing the active drug substance modafinil.

Manufacturing and Product Supply

        At our manufacturing facilities in France, we produce the active drug substance modafinil. We have two qualified manufacturers, Watson Pharmaceuticals and DSM Pharmaceuticals, for finished commercial supplies of PROVIGIL. Any future change in manufacturers or manufacturing processes requires regulatory approval. We seek to maintain inventories of active drug substance and finished products to protect against supply disruptions.

Competition

        There are several other products used for the treatment of narcolepsy or excessive daytime sleepiness in the United States and in our other licensed territories, including methylphenidate products such as RITALIN® by Novartis, many of which have been available for a number of years and are available in inexpensive generic forms. Under current FDA and European medical authority regulations, we are restricted from promoting the use of PROVIGIL outside its labeled indication of excessive daytime sleepiness associated with narcolepsy.

ACTIQ

Overview

        ACTIQ is the only drug approved in the United States for the management of breakthrough cancer pain in opioid tolerant patients. It was approved by the FDA in November 1998 and was launched in the United States in March 1999. Following our acquisition of Anesta Corp. in October 2000, we relaunched ACTIQ in February 2001. In October 2002, we reacquired rights to ACTIQ in twelve countries, principally in Europe, from Elan Pharma International Limited. In 2002, we marketed ACTIQ in the United States through an approximately 60-person field sales and sales management team that detailed the product to pain specialists and oncologists. In early 2003, we increased this team by approximately 30 persons to a total of 90 persons.

        ACTIQ uses our proprietary oral transmucosal delivery system (OTS™) to deliver fentanyl citrate, a powerful, Schedule II opioid analgesic. The OTS delivery system consists of a drug matrix that is mounted on a handle. It is designed to achieve absorption of fentanyl through the oral mucosa (the lining of the mouth) and into the bloodstream. Side effects of ACTIQ are typical of opioid products and include somnolence, nausea, vomiting and dizziness. The greatest risk from improper use of ACTIQ, as with all opioid-based products, is the potential for respiratory depression, which can be life threatening.

Breakthrough Cancer Pain

        One of the most challenging components of cancer pain is breakthrough pain. Breakthrough pain is a flare of moderate to severe pain that "breaks through" the medication patients use to control their persistent pain. Breakthrough pain may be related to a specific activity, or may occur spontaneously and unpredictably.

        Breakthrough cancer pain typically develops rapidly and often reaches maximum intensity in three to five minutes. It has a duration that varies from 30 minutes to several hours and can be extremely painful and debilitating. Cancer patients who suffer from breakthrough pain may suffer a number of episodes every day. Opioid tablets, capsules and elixirs are not optimal to treat breakthrough cancer pain because they typically require 30 minutes or more to produce pain relief. Physicians can attempt to manage breakthrough pain by increasing the dose of the around-the-clock, long-acting opioid analgesic until the patient no longer experiences breakthrough pain. However, this approach frequently takes several days to accomplish and may lead to over-medication and an increase in undesirable side effects such as drowsiness or severe constipation.

        Ideal management of breakthrough pain requires rescue medication that has a rapid onset of action and the ability for dosing to be tailored to the individual characteristics of the breakthrough pain episodes, such as intensity and duration. With ACTIQ, a patient places the product between his or her cheek and gum and moves it from side to side. A portion of the fentanyl citrate is absorbed through the mucosal tissues into the blood stream, while the remaining dose is swallowed and absorbed more slowly through the gastro-intestinal tract. Pain relief may begin within 10 to 15 minutes. ACTIQ is available in six dosage strengths to allow individualization of dosing.

        Other than ACTIQ, the only currently available treatments that adequately match the onset of pain relief to the onset of breakthrough cancer pain are intravenous or subcutaneous infusions or intramuscular injections of potent opioids. In many settings, infusions or injections are unacceptable because they are invasive, uncomfortable, inconvenient for patients and caregivers, and, in a home setting, are more costly than less invasive methods.

        We market ACTIQ under a comprehensive risk management program of educational and safe use messages that inform health care professionals, patients and their families of proper use, storage, handling and disposal of the product.

Intellectual Property Position

        We hold an exclusive license to the U.S. patent covering the currently approved pharmaceutical composition and method for administering fentanyl via this composition that is set to expire in May 2005. We also hold patents to an FDA-approved compressed powder formulation that we expect to begin selling in the United States in the second quarter of 2003. These patents expire in September 2006. The FDA could grant us a six-month extension of these patents when we perform a clinical study in pediatric patients. Corresponding patents in foreign countries expire between 2009 and 2010. The loss of patent protection for any of our products, including ACTIQ, could significantly impact our sales.

        Other issued patents and pending patent applications in the United States and foreign countries that are owned or licensed by us are directed to various formulation processes of manufacturing the product, methods of using the product and disposal containers required by the FDA to be provided as part of the product. We also hold the rights to the ACTIQ trademark covering pharmaceuticals for oral transmucosal delivery containing fentanyl as the active drug substance.

Manufacturing and Product Supply

        At our facility in Salt Lake City, Utah, we manufacture ACTIQ for sale in international markets. In February 2003, the FDA approved our sNDA requesting approval for the movement of production of ACTIQ for the United States from our previous supplier, Abbott Laboratories, to our Salt Lake City facility, and our use of a new compressed powder formulation of ACTIQ in the U.S. market. This formulation is the same formulation that has been sold in Europe for a number of years. We recently expanded our internal manufacturing capacity at our Salt Lake City facility and expect to begin selling the new formulation in the United States in the second quarter of 2003.

        Fentanyl, the active ingredient in ACTIQ, is a Schedule II controlled substance under the Controlled Substances Act. Our purchases of fentanyl for use in the production of ACTIQ are subject to quota that are approved by the U.S. Drug Enforcement Administration. Supply disruption could result from delays in obtaining DEA approvals or the receipt of approvals for quantities of fentanyl that are insufficient to meet current or projected product demand. The quota system also limits our ability to build inventories as a method of insuring against possible supply disruptions.

Competition

        The market for opioids used in cancer pain is dominated by three products currently marketed for chronic pain: Johnson & Johnson's DURAGESIC® and Purdue Pharmaceuticals' OXYCONTIN® and MS-CONTIN®. Contrasted with ACTIQ, these products have a slower onset of action and a longer duration of action and therefore do not directly compete with ACTIQ. ACTIQ is intended to be used as adjunctive breakthrough pain therapy for patients using long-acting opioids to treat their persistent pain. Cancer pain also is treated with quick-acting invasive (i.e., intravenous, intramuscular and subcutaneous) opioid delivery systems. While these delivery systems effectively match rapid pain relief to the rapid onset of breakthrough cancer pain, these systems generally are more costly, uncomfortable and inconvenient than ACTIQ's OTS delivery system. We are aware that other companies are developing other technologies for rapidly delivering opioids to treat breakthrough pain. If these technologies are successfully developed and approved over the next few years, they could represent significant competition for ACTIQ.

        To meet future competitive challenges to ACTIQ, we continue to focus our research efforts on developing improved formulations of ACTIQ with enhanced clinical benefits, including a more rapid onset of action and a sugar-free formulation. In addition to providing significant patient benefit, we believe these efforts could yield enhanced intellectual property protection.

GABITRIL

Overview

        GABITRIL is a selective GABA reuptake inhibitor (SGRI) that is approved for use as adjunctive therapy in the treatment of partial seizures in epileptic patients. The FDA approved GABITRIL in September 1997 and it was launched in the United States in 1998 by Abbott. In late 2000, we acquired all U.S. rights to GABITRIL from Abbott in exchange for payments totaling $100 million over five years. We also made an additional payment to Abbott of $10 million when Abbott obtained an extension of the composition patent covering the active drug substance contained in GABITRIL to 2011. In December 2001, we acquired product rights to GABITRIL worldwide, excluding Canada, Latin America and Japan, from Sanofi-Synthelabo and the product inventor, Novo Nordisk A/S. We currently are selling GABITRIL in France, the United Kingdom, Germany, Austria and Switzerland. In 2002, GABITRIL was supported in the United States by our 185-person field sales and sales management and support team that also promoted PROVIGIL. In early 2003, we expanded this sales team to approximately 240 persons.

        While applicable laws and regulations prevent us from promoting our products for uses beyond those contained in the approved label, our analysis of prescription data in the United States for GABITRIL indicates that some physicians have elected to prescribe the product to treat indications outside of its currently labeled indication, including generalized anxiety disorder and neuropathic pain.

Epilepsy

        Epilepsy is a chronic disorder characterized by seizures that cause sudden, involuntary, time-limited alteration in behavior, including changes in motor activities, autonomic functions, consciousness or sensations, and accompanied by an abnormal electrical discharge in the brain. A partial seizure arises from a disorder emanating from a distinct, identifiable region of the brain and produces a given set of symptoms depending on the area of onset. A general seizure arises from a general dysfunction of biochemical mechanisms throughout the brain and may produce different types of convulsions. Epilepsy usually begins in early childhood, but can appear at any time during an individual's lifespan. It is estimated that more than 1 million adult Americans suffer from epilepsy.

Market expansion strategies

        GABA (gamma-amino butyric acid) is an important inhibitory transmitter in the central nervous system and is widely distributed in all regions of the brain. An SGRI increases the amount of available GABA in the brain, which can be useful in treating conditions where increasing GABA in the central nervous system may result in clinical benefit. Based upon the putative mechanism of action of GABITRIL established in animal models, and certain preclinical and clinical study results, we believe GABITRIL may eventually prove effective in treating disorders in addition to epilepsy. Therefore, we initiated pilot studies during 2002 in three areas: generalized anxiety disorder, neuropathic pain and insomnia. The results of the studies in generalized anxiety disorder and neuropathic pain were analyzed in early 2003 and generally provide support for the potential role of GABITRIL in treating these disorders. As a result, we intend to pursue larger studies in 2003 with GABITRIL in generalized anxiety disorder and post-traumatic stress syndrome. Results from the pilot studies in insomnia are expected later in 2003.

Intellectual Property Position

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

        There are three U.S. composition-of-matter patents covering the currently approved product: a patent claiming tiagabine, the active drug substance in GABITRIL; a patent claiming crystalline tiagabine hydrochloride monohydrate and its use as an anti-epileptic agent; and a patent claiming anhydrous crystalline tiagabine hydrochloride and processes for its preparation. These patents currently are set to expire in 2011, 2012 and 2017, respectively. There also is a pharmaceutical composition patent covering the currently approved product and processes for its preparation, which is set to expire in 2016. Supplemental Protection Certificates based upon corresponding foreign patents covering this product are set to expire in 2011.

Manufacturing and Product Supply

        Abbott is required to supply us with GABITRIL for the United States until at least October 2005. Outside of the United States, we have an agreement with Sanofi-Synthelabo to supply us with GABITRIL until December 2004. After these dates, we may have to make other arrangements to provide such supply, which could include the manufacture of GABITRIL in-house for the United States, or establishing supply arrangements with third parties. Any such changes will require regulatory approval.

Competition

        The pharmaceutical market for the treatment of partial seizures in epileptic patients generally is well served with a number of available therapeutics, several of which are recent entrants to the market. The market is dominated by Pfizer's NEURONTIN® (gabapentin). In addition, several treatments for partial seizures are available in inexpensive generic forms. Growth of pharmaceutical products in this market tends to be slow both because of the number of therapies available and also because physicians are unlikely to change the medication of a patient whose condition is well controlled.

OTHER PRODUCTS

        In addition to PROVIGIL, ACTIQ and GABITRIL, we are engaged in the sale and marketing of other of our products and certain third party products in various international markets, principally in France, the United Kingdom and Germany. For the year ended December 31, 2002, aggregate net sales and revenue from these products accounted for approximately 20% of our total revenues, with the majority of this revenue relating to sales of our own products in France. The following is a summary of certain other products we market and sell.

Product	Country	Indication	Third Party	Contract Expiration
Cephalon Products:
SPASFON® (phloroglucinol)	France	Biliary/urinary tract spasm and irritable bowel syndrome	n/a	n/a
FONZYLANE® (buflomedil)	France	Cerebral vascular disorders	n/a	n/a
PROXALYOC® (piroxicam)	France	Non-steroid anti-inflammatory	n/a	n/a
PARALYOC® (paracetamol)	France	Analgesic	n/a	n/a
Third Party Products:
APOKINON® (apomorphine hydrochloride)	France	Levadopa therapy fluctuations in Parkinson's Disease	Laboratoire Aguettant S.A.	2007
OTRASEL® (selegeline hydrochloride)	France	Parkinson's Disease	Elan Pharma International Limited	2015
TEGRETOL® (carbamezipine)	U.K.	Epilepsy	Novartis Pharma AG	2010
RITALIN® (methylphenidate)	U.K.	ADHD	Novartis Pharma AG	2010
LIORESAL® (baclofen)	U.K.	Spasticity	Novartis Pharma AG	2010
ANAFRAIL® (clomipramine hydrochloride)	U.K.	Depression and obsessive compulsive disorder	Novartis Pharma AG	2010
XILOPAR® (selegeline hydrochloride)	Germany	Parkinson's Disease	Elan Pharma International Limited	2015
QUILONUM® (lithium)	Germany	Bipolar disorder	GlaxoSmithKline Inc.	2007

        We manufacture certain of our proprietary products at our manufacturing facilities in Mitry-Mory and Nevers, France. We perform warehousing, packaging and distribution activities for France and other export territories from our facilities in Maisons-Alfort, France. We have a sales organization in France numbering approximately 150 persons detailing our proprietary products to office-based and hospital-based physicians, and a sales and marketing organization numbering approximately 50 persons that supports sales of our products and third party products in other European countries. French government efforts to control healthcare costs may result in the rapid growth of generic competition to our proprietary products in France.

        Our largest product in terms of product sales in France is SPASFON. SPASFON is an antimuscarinic, antispasmodic muscle relaxant indicated for biliary tract spasms, irritable bowel syndrome, urinary tract spasm and the treatment of certain gynecological-related spasms. The product is sold in a variety of formats, including solid oral tablets, fast-dissolve tablets (LYOC) and suppositories.

        In the United Kingdom, we market and sell four neurology products together with PROVIGIL, under an exclusive collaboration arrangement with Novartis Pharma AG established in November 2000. Under this agreement, we exclusively market PROVIGIL, TEGRETOL, RITALIN, ANAFRANIL and LIORESAL. The companies share the earnings from sales of the Novartis products and PROVIGIL in the United Kingdom. We now face competition from generic versions of many of the branded products included in the collaboration. European Union pricing laws also allow the parallel importation of branded drugs between member countries. Due to pricing variations within the European Union, it is possible that our overall margins on our branded drugs could be impacted negatively as a result of the importation of product from relatively lower-margin member countries to relatively higher-margin member countries.

RESEARCH AND DEVELOPMENT

        In addition to our clinical programs focused on our marketed products, our research and development efforts focus primarily on two therapeutic areas: neurodegenerative disorders and cancers. Neurodegenerative disorders are characterized by the death of neurons (i.e., the specialized conducting cells of the nervous system) that results in the loss of certain functions such as memory and motor coordination. Cancers are characterized by the uncontrolled proliferation of cells that may form tumors. Our research has focused on an understanding of kinases and the role they play in cellular survival and proliferation. We have coupled this knowledge with a library of active, selective, small molecule inhibitors of kinases that allows us to intervene in these processes. This technology base has resulted in three active clinical programs in the areas of neurology and oncology.

Neurology

        A growing body of evidence, substantiated by our own research findings, suggests that neuronal death is caused by a series of biochemical events that are themselves precipitated by the activation of intracellular signaling pathways. Our research, and that of others, has demonstrated that one of the initial events involved in the cell death process is the activation of the stress-activated protein kinase pathway. Thus, we believe inhibition of this pathway should lead to neuronal survival and result clinically in the inhibition of the progression of neurodegenerative diseases. We have identified targets within this pathway known as mixed lineage kinases (MLK), whose inhibition in preclinical models results in inactivation of the cell death process. We are pursuing the development of certain potent inhibitors of the MLK for the treatment of Parkinson's disease, as described below.

Parkinson's Disease

        We have discovered several proprietary compounds that are potent MLK inhibitors and that are also efficacious in preclinical models in preventing neuronal death. We are developing one such MLK inhibitor, CEP-1347, for use as a potential treatment for Parkinson's disease. Parkinson's disease is a progressive disorder of the central nervous system affecting over one million Americans. The primary pathology of the disease is the degeneration of the dopamine neurons in the substantia nigra region of the brain, which results in a slowing of spontaneous movements, gait difficulty, postural instability, rigidity and tremor. In a variety of preclinical models of Parkinson's disease, CEP-1347 demonstrated therapeutic potential in inhibiting the progression of Parkinson's Disease. Specifically, in non-human primate models, CEP-1347 protected against loss of dopamine neurons in the regions of the brain affected by Parkinson's disease and prevented the appearance of the associated behavioral symptoms. Our rights to develop and market CEP-1347 in the United States come from our 1992 collaboration with Kyowa Hakko Kogyo Co., Ltd. We entered into a collaborative agreement with H. Lundbeck A/S, a Danish pharmaceutical company, in 1999 to discover, develop and market in Europe products to treat neurodegenerative disorders, such as Parkinson's and Alzheimer's diseases. This collaboration covers the development and marketing of CEP-1347 and other proprietary small molecules that may be useful in treating these diseases.

        In 2002, Cephalon and Lundbeck initiated a North American, randomized, double-blind, placebo-controlled, dose-finding Phase 2/3 clinical trial of CEP-1347 in patients with early stage Parkinson's Disease. The study expects to enroll approximately 800 patients at up to 65 locations in the United States and Canada. The objective of the study is to determine whether or not CEP-1347 may be effective in delaying disability due to progression of Parkinson's Disease. Patients enrolled into the study are expected to be treated for two years and will receive either placebo or CEP-1347. We have a supply agreement with Abbott under which it supplies the key chemical intermediate used for the manufacture of CEP-1347 under contract to Cephalon. Lundbeck uses that intermediate for the manufacture of CEP-1347 for use in clinical trials.

Oncology

        In normal tissues, cellular proliferation is balanced by cellular death, and these processes are governed in part by a class of soluble protein molecules (commonly referred to as growth factors) that serve as communication signals between cells. Cancer is a disease characterized by the uncontrolled proliferation of cells, which may be linked to inappropriate signaling from growth factors. Many of these growth factors bind to cell surface receptors (many of which are kinases) and trigger intracellular signals that maintain cell survival or direct the cell to proliferate. Inhibition of these kinases provides a novel therapeutic strategy for treating a variety of oncological disorders without the undesirable side effects associated with traditional chemotherapeutics.

Receptor Tyrosine Kinase Inhibitors

        We have synthesized a class of small, orally active molecules that are selective inhibitors of the nerve growth factor receptor tyrosine kinase (trk). Trk may play an important role in the development and propagation of prostate and pancreatic cancers; inhibiting trk antagonizes the "survival" signal elicited by this receptor in such tumors. Our lead compound in this area, CEP-701, is administered orally. We have licensed our rights to develop and market CEP-701 from Kyowa Hakko. We have a supply agreement with Abbott under which it supplies the key chemical intermediate found in CEP-701.

        Our scientists have discovered that CEP-701, in addition to its trk activity, is also a potent inhibitor of the flt-3 kinase. Flt-3 kinase has been shown to be mutated in patients suffering from AML who are treatment resistant, which results in a poor prognosis. Thus, inhibition of this kinase may lead to a novel treatment for AML.

        We have completed Phase 2 studies with CEP-701 to study its effect in patients refractory to other therapies and suffering from prostate cancer, pancreatic cancer and AML. Our efforts in pancreatic cancer have been halted due to lack of efficacy. In early studies in prostate cancer and AML we observed positive signals from the use of CEP-701, although the treatment effect seen was not sufficient to justify continued studies as monotherapy in refractory patients. In 2003, we expect to initiate additional studies in earlier stage patients and in combination with other therapies.

Angiogenesis Inhibitors

        As cancer cells aggregate and form solid tumors, they secrete growth factors that promote the formation of new blood vessels necessary for providing nutrients to the growing tumor; this process is called angiogenesis. Angiogenesis is promoted by a number of these growth factors but appears to be particularly dependent upon the vascular endothelial growth factor (VEGF). VEGF acts at its receptor kinase to initiate blood vessel growth into the tumor. We believe that inhibition of the receptor kinase for VEGF will result in inhibition of the angiogenesis process thus starving the tumor of needed nutrients. We believe that this approach has potential utility in the treatment of solid tumors.

        We have synthesized a number of proprietary, orally active molecules that are potent and selective inhibitors of the VEGF receptor kinase. These molecules have been shown to slow the growth of a variety of tumors in preclinical models. Our lead compound in this area is CEP-7055. We have filed an Investigational New Drug application (IND) and are conducting Phase 1 clinical trials with CEP-7055. In December 2001, we entered into a collaborative agreement with Sanofi-Synthelabo to discover, develop and market worldwide products that inhibit angiogenesis, excluding nervous system and opthalmic disorders. The collaboration covers the development and marketing of CEP-7055 and other proprietary small molecules.

Drug Delivery Technologies

Oral Transmucosal System (OTS)

        We are continuing to invest in research and development of our OTS technology platform to expand our position within our current therapeutic areas. For example, we currently are pursuing both sugar free and accelerated delivery formulations of ACTIQ that utilize our OTS technology. In addition, we continue to assess the potential uses of our OTS technology, as well as other proprietary buccal delivery systems, in several therapeutic areas in which we focus.

LYOC Delivery System

        We continue to develop our LYOC technology, which is used to create fast-dissolving oral tablets. We currently manufacture and sell several drugs in France using our LYOC technology, including SPASFON LYOC, PARALYOC, PROXALYOC, and are considering other compounds that may be suitable for formulation using this technology.

Neurotrophic Factors

        Under a collaboration with Chiron Corporation that was terminated in February 2001, we conducted clinical trials using IGF-I, also known as MYOTROPHIN® (mecasermin) Injection, in patients in North America and Europe suffering from amyotrophic lateral sclerosis (ALS). ALS is a fatal disorder of the nervous system characterized by the chronic, progressive degeneration of motor neurons, which leads to muscle weakness, muscle atrophy and, eventually, to the patient's death. In February 1997, we submitted a New Drug Application (NDA) to the FDA for approval to market MYOTROPHIN in the United States for the treatment of ALS. In May 1998, the FDA issued a letter stating that the NDA was "potentially approvable," under certain conditions. We do not believe those conditions can be met without conducting an additional Phase 3 clinical study, and we have no plans to conduct such a study at this time. However, certain physicians have obtained governmental and non-governmental funding to be used to conduct such a study. We have agreed with these physicians to allow reference to our IND and have agreed to supply MYOTROPHIN in quantities sufficient for them to conduct the study in exchange for the right to use any clinical data generated by such study in support of FDA approval of our pending NDA. These physicians have indicated to us that they expect to commence the study in the first half of 2003; however, if the study does not progress reasonably rapidly, we may be unable to provide quantities of MYOTROPHIN sufficient to complete the study. Even if this additional study is concluded, the results will not be available for several years and may not be sufficient to obtain regulatory approval to market the product.

Other Discovery Research Efforts

        Since our inception, we have been engaged in research to discover innovative medicines. To date, we have focused our efforts on neurodegenerative diseases and cancer. This research has resulted in the discovery of compounds that could potentially be useful in treating important clinical conditions beyond those for which we have active development programs. In these and other cases, we often seek to establish collaborative partnerships with companies whose clinical development and marketing capabilities will maximize the value of these discoveries.

        In addition to our research programs discussed above, we are pursuing a variety of other innovative discovery research efforts. For example, in June 2002, we announced a multi-year research collaboration with TransTech Pharma, Inc. The collaboration will utilize TransTech's Translational Technology™, a highly automated and fully integrated proprietary drug discovery process, to discover and develop small molecules for up to three therapeutic targets. Also, in early 2003, we entered into a comprehensive collaboration with MDS Proteomics Inc., a subsidiary of MDS Inc., to utilize MDSP's technologies with the objective of accelerating the clinical development of and broadening the market opportunities for our pipeline of small molecule compounds, including the identification and validation of novel targets for the treatment of CNS disorders.

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

Stanley H. Appel, M.D., Baylor College of Medicine	Steven T. DeKosky, M.D., University of Pittsburgh Medical Center
Arthur K. Asbury, M.D., University of Pennsylvania Medical Center	John T. Isaacs, M.D., Johns Hopkins University, Sidney Kimmel Cancer Center
Robert L. Barchi, M.D., Ph.D., University of Pennsylvania Medical Center	Richard Johnson, M.D., Johns Hopkins University School of Medicine
Bruce A. Chabner, M.D., Massachusetts General Hospital	Robert Y. Moore, M.D., Ph.D., University of Pittsburgh
Stanley Cohen, Ph.D., retired, Vanderbilt University School of Medicine	Robert H. Roth, Ph.D., Yale University School of Medicine

OTHER INTELLECTUAL PROPERTY

        We also own issued and pending U.S. patents and applications claiming compositions and/or uses of certain kinase inhibitors, including two novel classes of small molecules referred to as "indolocarbazoles" and "fused pyrrolocarbazoles." We have filed foreign counterparts of these patents in other countries, as appropriate. We also have licensed U.S. and European composition-of-matter and use patents and applications for novel compositions under our collaborative agreement with Kyowa Hakko, including compositions and uses of certain indolocarbazoles for the treatment of pathological conditions of the prostate (including prostate cancer) and for the treatment of neurological disorders. We own issued and pending U.S. and foreign patents and applications claiming compositions and/or uses of inhibitors of certain proteases, including novel classes of small molecules for inhibition of calpain, and novel classes of small molecules for inhibition of the multicatalytic protease.

        Through collaborative agreements with researchers at several academic institutions, we have licenses to or the right to license, generally on an exclusive basis, patents and patent applications issued or filed in the United States and certain other countries arising under or related to such collaborations.

CUSTOMERS

        Our principal customers are wholesale drug distributors. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. A small number of large wholesale distributors control a significant share of this network. For the year ended December 31, 2002, our three largest U.S. wholesale drug distributors were Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation. These three distributors, in the aggregate, accounted for 72% of our total gross product sales. The loss or bankruptcy of any of these customers could have an adverse affect on our results of operation and financial condition.

COMPETITION

        We face intense competition and rapid technological change in the pharmaceutical marketplace. Large and small companies, academic institutions, governmental agencies, and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for product development in competition with us. Products developed by any of these entities may compete directly with those we develop or sell. In addition, many of the companies and institutions that compete against us have substantially greater capital resources, research and development staffs and facilities than we have, and substantially greater experience in conducting clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. These entities represent significant competition for us. In addition, competitors who are developing products for the treatment of neurological or oncological disorders might succeed in developing technologies and products that are more effective than any that we develop or sell or that would render our technology and products obsolete or noncompetitive. Competition and innovation from these or other sources potentially could negatively affect sales of our products or make them obsolete. Advances in current treatment methods also may adversely affect the market for such products. In addition, we may be at a competitive marketing disadvantage against companies that have broader product lines and whose sales personnel are able to offer more complementary products than we can. Any failure to maintain our competitive position could adversely affect our business and results of operations.

        As discussed above, our products face competition in the marketplace. We cannot be sure that we will be able to demonstrate the potential advantages of our products to prescribing physicians and their patients on an absolute basis and/or in comparison to other presently marketed products. We also need to demonstrate to physicians, patients and third party payors that the cost of our products is reasonable and appropriate in the light of their safety and efficacy, the price of competing products and the related health care benefits to the patient.

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

        As an initial step in the FDA regulatory approval process, preclinical studies are typically conducted in animals to identify potential safety problems and, in some cases, to evaluate potential efficacy. The results of the preclinical studies are submitted to regulatory authorities as a part of an Investigational New Drug Application (INDA) that is filed with regulatory agencies prior to beginning studies in humans. However, for several of our drug candidates, no animal model exists that is potentially predictive of results in humans. As a result, no in vivo indication of efficacy is available until these drug candidates progress to human clinical trials.

        Clinical trials are typically conducted in three sequential phases, although the phases may overlap. Phase 1 typically begins with the initial introduction of the drug into human subjects prior to introduction into patients. In Phase 1, the compound is tested for safety, dosage tolerance, absorption, biodistribution, metabolism, excretion and clinical pharmacology, as well as, if possible, to gain early information on effectiveness. Phase 2 typically involves studies in a small sample of the intended patient population to assess the efficacy of the drug for a specific indication, determine dose tolerance and the optimal dose range, and to gather additional information relating to safety and potential adverse effects. Phase 3 trials are undertaken to further evaluate clinical safety and efficacy in an expanded patient population, generally at multiple study sites, to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for product labeling. Each trial is conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. In the United States, each protocol must be submitted to the FDA as part of the IND. Further, one or more independent Institutional Review Boards must evaluate each clinical study. The Institutional Review Board considers, among other things, ethical factors, the safety of the study, the adequacy of informed consent by human subjects and the possible liability of the institution. Similar procedures and requirements must be fulfilled to conduct studies in other countries. The process of completing clinical trials for a new drug is likely to take a number of years and require the expenditure of substantial resources.

        Promising data from preclinical and clinical trials are submitted to the FDA in an NDA for marketing approval and to foreign regulatory authorities under applicable requirements. Preparing an NDA or foreign application involves considerable data collection, verification, analyses and expense, and there can be no assurance that the applicable regulatory authority will accept the application or grant an approval on a timely basis, if at all. The marketing or sale of pharmaceuticals in the United States may not begin without FDA approval. The approval process is affected by a number of factors, including primarily the safety and efficacy demonstrated in clinical trials and the severity of the disease. Regulatory authorities may deny an application if, in their sole discretion, they determine that applicable regulatory criteria have not been satisfied or if, in their judgment, additional testing or information is required to ensure the efficacy and safety of the product. One of the conditions for initial marketing approval, as well as continued post-approval marketing, is that a prospective manufacturer's quality control and manufacturing procedures conform to the current Good Manufacturing Practice regulations of the regulatory authority. In complying with these regulations, a manufacturer must continue to expend time, money and effort in the area of production, quality control and quality assurance to ensure full compliance. Manufacturing establishments, both foreign and domestic, also are subject to inspections by or under the authority of the FDA and by other federal, state, local or foreign agencies. Discovery of previously unknown problems with a product or manufacturer may result in restrictions on such product or manufacturer, including withdrawal of the product from the market.

        Even after regulatory approval has been obtained, further studies, including Phase 4 post-marketing studies, may be required to provide additional data on safety, to validate surrogate efficacy endpoints, or for other reasons, and the failure of such studies can result in a range of regulatory actions, including withdrawal of the product from the market. Further studies will be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially approved. Results of post-marketing programs may limit or expand the further marketing of the products. Further, if there are any modifications to the drug, including any change in indication, manufacturing process, labeling or manufacturing facility, it may be necessary to submit an application seeking approval of such changes to the FDA or foreign regulatory authority. Finally, the FDA can place restrictions on approval and marketing utilizing its authority under applicable regulations. For example, ACTIQ was approved subject to restrictions that include mandating compliance with a rigorous Risk Management Program. This program gives the FDA authority to pre-approve promotional materials and permits an expedited market withdrawal procedure if issues arise regarding the safe use of ACTIQ. Moreover, marketed products are subject to continued regulatory oversight by the Office of Medical Policy Division of Drug Marketing, Advertising, and Communications, and the failure to comply with applicable regulations could result in marketing restrictions, financial penalties and/or other sanctions.

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

        In the United States, the Orphan Drug Act provides incentives to drug manufacturers to develop and manufacture drugs for the treatment of rare diseases, currently defined as diseases that affect fewer than 200,000 individuals in the United States, or for a disease that affects more than 200,000 individuals in the United States, where the sponsor does not realistically anticipate its product becoming profitable. The FDA has granted PROVIGIL orphan drug status for use in treating excessive daytime sleepiness associated with narcolepsy and has designated MYOTROPHIN as an orphan drug for use in treating ALS, because each indication currently affects fewer than 200,000 individuals in the United States. Under the Orphan Drug Act, a manufacturer of a designated orphan product can seek certain tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity for that product for the orphan indication. While the marketing exclusivity of an orphan drug would prevent other sponsors from obtaining approval of the same drug compound for the same indication unless the subsequent sponsors could demonstrate clinical superiority or a market shortage occurs, it would not prevent other sponsors from obtaining approval of the same compound for other indications or the use of other types of drugs for the same use as the orphan drug. Orphan drug designation generally does not confer any special or preferential treatment in the regulatory review process. The U.S. Congress has considered, and may consider in the future, legislation that would restrict the duration or scope of the market exclusivity of an orphan drug and, thus, we cannot be sure that the benefits of the existing statute will remain in effect. Additionally, we cannot be sure that other governmental regulations applicable to our products will not change.

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

        The Controlled Substances Act imposes various registration, record-keeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products. A principal factor in determining the particular requirements of this act, if any, applicable to a product is its actual or potential abuse profile. A pharmaceutical product may be listed as a Schedule II, III, IV or V substance, with Schedule II substances considered to present the highest risk of substance abuse and Schedule V substances the lowest. Modafinil, the active drug substance in PROVIGIL, has been scheduled under the Controlled Substances Act as a Schedule IV substance. Schedule IV substances are allowed no more than five prescription refills during a six-month period and are subject to special handling procedures relating to the storage, shipment, inventory control and disposal of the product. Fentanyl, the active ingredient in ACTIQ, is a Schedule II controlled substance. Schedule II substances are subject to even stricter handling and record keeping requirements and prescribing restrictions than Schedule III or IV products. In addition to federal scheduling, both PROVIGIL and ACTIQ are subject to state controlled substance regulation, and may be placed in more restrictive schedules than those determined by the U.S. Drug Enforcement Agency and FDA. However, to date, neither modafinil nor fentanyl has been placed in a more restrictive schedule by any state.

        In addition to the statutes and regulations described above, we also are subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other federal, state and local regulations.

EMPLOYEES

        As of December 31, 2002, we had a total of 1,271 full-time employees, of which 706 were employed in the United States and 565 were located at our various facilities in Europe. We believe that we have been successful in attracting skilled and experienced personnel; however, competition for such personnel is intense.

ITEM 2. PROPERTIES

        We own our corporate headquarters which are located in West Chester, Pennsylvania and which consist of approximately 160,000 square feet of administrative offices and research facilities. We also lease approximately 52,000 square feet of administrative offices that are near our owned facilities in West Chester. In Salt Lake City, Utah, we house administrative, research, manufacturing and warehousing operations in approximately 123,000 square feet that we lease. We lease office space for our European operations in England, as well as space for our satellite offices in Switzerland and Germany. In France, we own administrative facilities, an executive and research facility, a manufacturing facility, a packaging facility and various warehouses totaling approximately 285,000 square feet. We also lease the site of our other manufacturing facility in France totaling approximately 29,000 square feet. We believe that our current facilities are adequate for our present purposes, although we are seeking additional facilities necessary to support our anticipated growth over the next several years.

ITEM 3. LEGAL PROCEEDINGS

        On March 28, 2003, we filed a patent infringement lawsuit in U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Pharmaceuticals Inc., and Barr Laboratories, Inc. based upon the ANDAs filed by each of these companies seeking FDA approval for a generic equivalent of modafinil. The lawsuit claims infringement of our U.S. Patent No. RE37516, which covers the pharmaceutical compositions and methods of treatment with the form of modafinil contained in PROVIGIL. We intend to vigorously defend the validity, and prevent infringement, of this patent.

        We are a party to certain other litigation in the ordinary course of our business, including, among others, U.S. patent interference proceedings, European patent oppositions, and matters alleging employment discrimination, product liability and breach of commercial contract. We are vigorously defending ourselves in all of these actions and do not believe these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We did not submit any matters to the vote of security holders during the fourth quarter of fiscal 2002.

Executive Officers of the Registrant

        The names, ages and positions held by our executive officers as of December 31, 2002 are as follows:

Name	Age	Position
Frank Baldino, Jr., Ph.D.	49	Chairman and Chief Executive Officer
Paul Blake, F.R.C.P.	55	Senior Vice President, Clinical Research and Regulatory Affairs
J. Kevin Buchi	47	Senior Vice President and Chief Financial Officer
Peter E. Grebow, Ph.D.	56	Senior Vice President, Worldwide Business Development
John E. Osborn	45	Senior Vice President, General Counsel and Secretary
Robert P. Roche, Jr.	47	Senior Vice President, Pharmaceutical Operations
Carl A. Savini	53	Senior Vice President, Human Resources
Jeffry L. Vaught, Ph.D.	52	Senior Vice President and President, Research and Development

        All executive officers are elected by the Board of Directors to serve in their respective capacities until their successors are elected and qualified or until their earlier resignation or removal.

        Dr. Baldino founded Cephalon and has served as Chief Executive Officer and a director since its inception. He was appointed Chairman of the Board of Directors in December 1999. Dr. Baldino received his Ph.D. degree from Temple University, holds several adjunct academic appointments and is a trustee of Temple University. Dr. Baldino currently serves as a director of Pharmacopeia, Inc., a developer of proprietary technology platforms for pharmaceutical companies, ViroPharma, Inc., a biopharmaceutical company, Acusphere, Inc., a specialty pharmaceutical company, and NicOx S.A., a company engaged in the research, development and commercialization of nitric oxide therapeutics.

        Dr. Blake joined Cephalon in March 2001 as Senior Vice President, Clinical Research and Regulatory Affairs. From 1999 to 2001, Dr. Blake served as Chief Medical Officer for MDS Proteomics Inc., a Canadian health and life sciences company. From 1998-99 Dr. Blake served as President and Chief Executive Officer of Proliance Pharmaceuticals, Inc., a drug development company. Prior to that, he spent six years with SmithKline Beecham Pharmaceuticals (currently known as GlaxoSmithKline), most recently as Senior Vice President and Medical Director. Dr. Blake received his medical degree from London University, Royal Free Hospital and completed his clinical training in Internal Medicine and Cardiology. Dr. Blake is a fellow of the Royal College of Physicians (UK), a fellow of the Faculty of Pharmaceutical Medicine and a fellow of the American College of Clinical Pharmacology.

        Mr. Buchi joined Cephalon as Controller in March 1991 and held several financial positions with the Company prior to being appointed Senior Vice President and Chief Financial Officer in April 1996. Between 1985 and 1991, Mr. Buchi served in a number of financial positions with E.I. du Pont de Nemours and Company. Since February 2003, Mr. Buchi has served as a member of the board of directors of Lorus Therapeutics Inc., a publicly-traded Canadian biotechnology company. Mr. Buchi received his masters of management degree from the J.L. Kellogg Graduate School of Management, Northwestern University, in 1982.

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

        Mr. Osborn joined Cephalon in March 1997 as Vice President, Legal Affairs, was appointed Senior Vice President in September 1998, and has served as Senior Vice President, General Counsel and Secretary since January 1999. From 1992 to 1997, Mr. Osborn served in a number of legal positions with The DuPont Merck Pharmaceutical Company. Prior to that, he served in the George H.W. Bush administration with the U.S. Department of State, practiced corporate law with Hale and Dorr in Boston, and clerked for a U.S. Court of Appeals judge. Mr. Osborn received his law degree from the University of Virginia and holds a masters degree in international studies from The Johns Hopkins University. He also is a visiting fellow in politics at Princeton University and is a member of the Council on Foreign Relations.

        Mr. Roche joined Cephalon in January 1995 and has served as Senior Vice President, Pharmaceutical Operations since November 2000. Prior to that, he was appointed to Senior Vice President of Sales and Marketing in June 1999 and prior to that as Vice President, Sales and Marketing. Previously, Mr. Roche was Director and Vice President, Worldwide Strategic Product Development, for SmithKline Beecham's central nervous system and gastrointestinal products business, and held senior marketing and management positions with that company in the Philippines, Canada and Spain. Mr. Roche graduated from Colgate University and received a master of business administration degree from The Wharton School, University of Pennsylvania.

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

	High	Low
2001
First Quarter	$64.50	$36.38
Second Quarter	72.80	39.50
Third Quarter	73.92	43.40
Fourth Quarter	78.40	47.05
2002
First Quarter	$78.88	$52.18
Second Quarter	66.97	41.40
Third Quarter	49.00	35.82
Fourth Quarter	59.20	38.36

        As of March 14, 2003 there were 620 holders of record of our common stock. On March 14, 2003, the last reported sale price of our common stock as reported on the NASDAQ National Market was $44.10 per share.

        We have not paid any dividends on our common stock since our inception and do not anticipate paying any dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

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

	Year Ended December 31,
Statement of operations data:
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Product sales	$465,943	$226,132	$91,637	$27,602	$921
Other revenues	40,954	35,863	20,153	23,832	15,409

Total revenues	506,897	261,995	111,790	51,434	16,330
Acquired in-process research and development	—	(20,000)	(22,200)	—	—
Debt exchange expense	—	(52,444)	—	—	—
Income tax benefit, net	112,629	—	—	—	—
Income (loss) before cumulative effect of a change in accounting principle	$175,062	$(55,484)	$(93,744)	$(79,432)	$(71,124)
Cumulative effect of a change in accounting principle	(3,534)	—	(7,434)	—	—

Net income (loss)	171,528	(55,484)	(101,178)	(79,432)	(71,124)
Dividends on convertible exchangeable preferred stock	—	(5,664)	(9,063)	(3,398)	—

Net income (loss) applicable to common shares	$171,528	$(61,148)	$(110,241)	$(82,830)	$(71,124)

Basic income (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle	$3.17	$(1.27)	$(2.51)	$(2.31)	$(2.15)
Cumulative effect of a change in accounting principle	(.06)	—	(.19)	—	—

	$3.11	$(1.27)	$(2.70)	$(2.31)	$(2.15)

Diluted income (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle	$2.84	$(1.27)	$(2.51)	$(2.31)	$(2.15)
Cumulative effect of a change in accounting principle	(.05)	—	(.19)	—	—

	$2.79	$(1.27)	$(2.70)	$(2.31)	$(2.15)

Weighted average number of shares outstanding	55,104	48,292	40,893	35,887	33,129

Weighted average number of shares outstanding — assuming dilution	67,442	48,292	40,893	35,887	33,129

	As of December 31,
Balance sheet data:
	2002	2001	2000	1999	1998
	(In thousands)
Cash, cash equivalents and investments	$582,688	$603,884	$97,384	$272,340	$148,151
Total assets	1,689,090	1,446,408	308,435	312,262	179,802
Long-term debt	860,897	866,589	55,138	15,701	16,596
Accumulated deficit	(405,163)	(576,691)	(515,543)	(405,302)	(322,472)
Stockholders' equity	642,584	398,731	165,193	230,783	137,621

Pro Forma Results

        The following data represents pro forma financial results assuming a retroactive adoption of changes in accounting principles.

	Year Ended December 31,
Statement of operations data:
	2000	1999	1998
	(In thousands, except per share data)
Total revenues	$111,790	$44,391	$16,163
Net loss	$(93,744)	$(90,009)	$(71,291)
Dividends on convertible exchangeable preferred stock	(9,063)	(3,398)	—

Loss applicable to common shares	$(102,807)	$(93,407)	$(71,291)

Basic and diluted loss per common share	$(2.51)	$(2.60)	$(2.15)
Weighted average number of shares outstanding	40,893	35,887	33,129

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements, including the related notes, presented in this Annual Report on Form 10-K.

SUBSEQUENT EVENTS

        Since the end of our fiscal year, we have announced the following events:

        In January 2003, we announced that we had entered into a five-year agreement with MDS Proteomics Inc. (MDSP), a subsidiary of MDS Inc., to utilize MDSP's technologies with the objective of accelerating the clinical development of and broadening the market opportunities for our pipeline of small chemical compounds. MDSP will receive payments upon the successful achievement of specified milestones and will receive royalties on sales of products resulting from the collaboration. As part of the agreement, we purchased from MDSP a $30.0 million 5% convertible note due 2010. The note is convertible into MDSP's common stock at an initial conversion price of $22.00 per share, subject to adjustment if MDSP sells shares of its common stock at a lower price.

        On February 5, 2003, we announced that the FDA had accepted an ANDA for a generic form of modafinil, the active ingredient found in PROVIGIL. On March 28, 2003, we filed a patent infringement lawsuit in U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Pharmaceuticals Inc., and Barr Laboratories, Inc. based upon the ANDAs filed by each of these companies seeking FDA approval for a generic equivalent of modafinil. The lawsuit claims infringement of our U.S. Patent No. RE37516, which covers the pharmaceutical compositions and methods of treatment with the form of modafinil contained in PROVIGIL. We intend to vigorously defend the validity, and prevent infringement, of this patent.

        On March 7, 2003, our wholly-owned subsidiary, Cephalon Australia Pty. Limited, formally commenced a takeover bid for SIRTeX Medical Limited (ASX: SRX). SIRTeX markets SIR-Spheres®, a product approved in the United States, Europe, Australia and portions of Asia for the treatment of liver cancer. Under its bid, Cephalon Australia intends to offer A$4.85 cash for each SIRTeX ordinary share including any SIRTeX shares that are issued on the exercise of SIRTeX options. Cephalon Australia also has obtained an option to acquire shares from SIRTeX's largest shareholder representing up to 19.9 percent of the total issued share capital of SIRTeX at a price of A$4.85 per SIRTeX share. The total bid value is approximately US$161.0 million. If successful, we intend to fund the bid price using a portion of our existing cash balance. We believe there are a number of risks inherent in SIRTeX's business, post-acquisition. Specifically, we believe that we will need to significantly increase manufacturing capacity to meet projected demand in the U.S. and European markets over the next few years. Increasing capacity in the pharmaceutical industry is expensive, time consuming and requires approval of appropriate regulatory authorities. Until such expansions are complete, there can be no assurance that product will be available to satisfy anticipated demand for SIR-Spheres. We also believe that substantial investment will be necessary in many other aspects of SIRTeX's business, including sales, marketing and distribution, for us to realize the full potential of its technologies.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are developed, and challenged periodically, by management based on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

        Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K. The SEC defines critical accounting policies as those that are, in management's view, most important to the portrayal of the company's financial condition and results of operations and most demanding of their judgment. Management considers the following policies to be critical to an understanding of our consolidated financial statements and the uncertainties associated with the complex judgments made by us that could impact our results of operations, financial position and cash flows.

        Revenue recognition—Product sales are recognized upon the transfer of ownership and risk of loss for the product to the customer and are recorded net of estimated reserves for contractual allowances, discounts and returns. Contractual allowances result from sales under contracts with managed care organizations and government agencies. We determine the reserve for contractual allowances by estimating prescriptions to be filled for individuals covered by government agencies and managed care organizations with which we have contracts. We permit product returns with respect to unused pharmaceuticals based on expiration dating of our product. We determine the reserve for product returns by reviewing the history of each product's returns and by estimating the amount of expected future product returns relating to current product sales. We utilize reports from wholesalers and other external, independent sources that produce prescription data. We review this data to monitor product movement through the supply chain to identify remaining inventory in the supply chain that may result in reserves for contractual allowances or returns. To date, product returns have not been material. We review our reserves for contractual allowances, discounts and returns at each reporting period and adjust these reserves as necessary to reflect data available at that time. To the extent we adjust the reserves, the amount of net product sales revenue recognized will fluctuate.

        Other revenue, which includes revenues from collaborative agreements, consists primarily of up-front fees, ongoing research and development funding, milestone payments and certain payments under co-promotional or managed services agreements. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. We estimate our performance period based on the specific terms of each collaborative agreement, but, in practice, our actual performance may vary from our estimate. We adjust the performance periods, if appropriate, based upon available facts and circumstances, though our assessment of such facts and circumstances requires us to use our judgment and experience. We recognize periodic payments for research and development activities over the period that we perform the related activities under the terms of the agreements. Revenue resulting from the achievement of milestone events stipulated in the agreements is recognized when the milestone is achieved. Milestones are based upon the occurrence of a substantive element specified in the contract or as a measure of substantive progress towards completion under the contract.

        Payments under co-promotional or managed services agreements are recognized over the period when the products are sold or the promotional activities are performed. The portion of the payments that represent reimbursement of our expenses are recognized as an offset to those expenses in our statement of income.

        Inventories—Our inventories are valued at the lower of cost or market, and include the cost of raw materials, labor, overhead and shipping and handling costs. Inventories are valued at standard cost, with variances between standard and actual costs recorded as an adjustment to cost of product sales or, if material, apportioned to inventory and cost of product sales. The majority of our inventories are subject to expiration dating. We regularly evaluate the carrying value of our inventories and when, in our opinion, factors indicate that impairment has occurred, we establish a reserve against the inventories' carrying value. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment. We base our analysis, in part, on the level of inventories on hand in relation to our estimated forecast of product demand, production requirements over the next 12 months and the expiration dates of raw materials and finished goods. Although we make every effort to ensure the accuracy of forecasts of future product demand, any significant unanticipated decreases in demand could have a material impact on the carrying value of our inventories and our reported operating results. To date, inventory adjustments have not been material.

        Valuation of Property and Equipment, Goodwill and Intangible Assets—Our property and equipment has been recorded at cost and is being amortized on a straight-line basis over the estimated useful life of those assets. Our intangible assets (which consist primarily of developed technology, trademarks, and product and marketing rights), are amortized over estimated useful lives which are intended to approximate the estimated pattern of economic benefits generated by the asset. Determining the "estimated pattern of economic benefit" for an intangible asset is a highly subjective and difficult assessment. To the extent that the pattern cannot be reliably determined, a straight line amortization method may be used.

        In conjunction with acquisitions of businesses or product rights, we allocate the purchase price based upon the relative fair values of the assets acquired and liabilities assumed. In certain circumstances, fair value may be assigned to purchased in-process technology and expensed immediately.

        We regularly assess whether intangibles, long-lived assets and goodwill have been impaired and adjust the carrying values of these assets whenever events or changes in circumstances indicate that some or all of the carrying value of the assets may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operating performances of our businesses and products. Future events could cause us to conclude that impairment indicators exist and that the carrying values of our property and equipment, intangible assets or goodwill are impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. No impairment losses have been recorded to date.

        We evaluate the recoverability and measure the possible impairment of our goodwill under Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." The impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment, and the second step measures the amount of the impairment, if any. Our estimate of fair value considers publicly available information regarding the market capitalization of our company, as well as (i) publicly available information regarding comparable publicly-traded companies in the pharmaceutical industry, (ii) the financial projections and future prospects of our business, including our growth opportunities and likely operational improvements, and (iii) comparable sales prices, if available. As part of the first step to assess potential impairment, we compare our estimate of fair value for the company to the book value of our consolidated net assets. If the book value of our consolidated net assets were greater than our estimate of fair value, we would then proceed to the second step to measure the impairment, if any. The second step compares the implied fair value of goodwill with its carrying value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill is greater than its implied fair value, an impairment loss will be recognized in the amount of the excess.

        We performed our annual test of impairment of goodwill as of July 1, 2002. We have only one reporting unit, a pharmaceutical unit, that constitutes our entire business. We compared the fair value of this reporting unit with its carrying value. Our quoted market value at July 1, 2002 was used as the fair value of the reporting unit. Since the fair value of the reporting unit exceeded its carrying value at July 1, 2002, no adjustment to our goodwill for impairment is necessary.

        On a quarterly basis, we perform a review of our business to determine if events or changes in circumstances have occurred that could have a material adverse effect on the fair value of our company and its goodwill. If we determine that such events or changes in circumstances have occurred, we would consult with one or more valuation specialists in estimating the impact of these on our estimate of fair value. We believe the estimation methods are reasonable and reflective of common valuation practices.

        Income taxes—We have provided for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax and financial reporting bases of assets and liabilities.

        Prior to 2002, we had a history of losses from our operations, which generated significant international, federal and state net operating loss and tax credit carryforwards. We record a valuation allowance against deferred tax assets if it is more likely than not that they will not be recovered. Based on our profitability for the year ended December 31, 2002 and projected future results, in the fourth quarter of 2002, we concluded that it was more likely than not that we would be able to realize a significant portion of the deferred tax assets, and therefore, we reversed a significant portion of the valuation allowance. As a result, beginning in 2003, we will begin to provide for income taxes at a rate equal to our estimated combined federal and state effective rates. Subsequent adjustments to our estimates of our ability to recover the deferred tax assets could cause our provision for income taxes to vary from period to period.

RECENT ACCOUNTING PRONOUNCEMENTS

        On January 1, 2002, we adopted the provisions of SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 no longer requires the amortization of goodwill; rather, goodwill will be subject to a periodic assessment for impairment by applying a fair-value-based test. In addition, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Such acquired intangible assets will be amortized over the period in which the economic benefits of the intangible asset are consumed or otherwise used up. The new criteria for recording intangible assets separate from goodwill did not require us to reclassify any of our intangible assets. We have only recorded goodwill related to our acquisition of Group Lafon.

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. SFAS 143 is effective for fiscal years beginning after December 15, 2002. The adoption of this new standard will not have any impact on our current financial statements.

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

        In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement amends or rescinds certain existing authoritative pronouncements including SFAS No. 4, "Reporting Gains and Losses on Extinguishment of Debt," such that the provisions of Accounting Principles Board Opinion (APB) No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" must now be followed to determine if the early extinguishment of debt should be classified as an extraordinary item. In addition, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria in APB 30 must be reclassified. SFAS 145 is effective for fiscal years beginning after May 15, 2002. We adopted this new standard effective December 31, 2002 and reclassified all gains and losses on early extinguishment of debt as other income and expense, rather than extraordinary items, in our current financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This Statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance in Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Statement requires that costs associated with exit or disposal activities be recorded at their fair values when a liability has been incurred. SFAS 146 is effective for disposal activities initiated after December 31, 2002. The adoption of this new standard will not have any impact on our current financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition and additional disclosure requirements of SFAS 148 are effective January 1, 2003.

        In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees." This Interpretation requires that upon the issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The adoption of this new statement will not have any impact on our current financial statements.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." This Interpretation addresses consolidation of variable interest entities where an enterprise does not have voting control over the entity but has a controlling financial interest in the entity. FIN 46 is effective for all financial statements issued after September 30, 2003. As a result of the adoption of this standard, Cephalon Clinical Partners, L.P. will be consolidated in our financial statements. This consolidation will not have a material impact on our financial statements.

RESULTS OF OPERATIONS

        For the year ended December 31, revenues consisted of the following (in thousands):

	2002	2001	2000
Product sales:
PROVIGIL	$196,265	$150,305	$72,089
ACTIQ	126,725	51,197	15,169
GABITRIL	48,760	24,630	4,379
Group Lafon products	94,193	—	—

Total product sales	465,943	226,132	91,637

Other revenues:
H. Lundbeck A/S	10,411	11,941	10,395
Novartis Pharma AG	3,564	5,780	—
Sanofi-Synthélabo	20,899	5,052	—
Other	6,080	13,090	9,758

Total other revenues	40,954	35,863	20,153

Total revenues	$506,897	$261,995	$111,790

Year ended December 31, 2002 compared to year ended December 31, 2001

        Revenues—Total product sales in 2002 increased 106% over 2001. The increase is attributable to a number of factors including:

  •
  Sales of PROVIGIL increased by 31% compared to last year. This increase was the net result of strong underlying demand for PROVIGIL in the U.S. as evidenced by a 59% increase in prescriptions filled over last year and a 5% price increase effective June 1, 2002. These increases were partially offset by the reduction during 2002 of higher than normal inventory levels which existed at certain wholesalers at the end of 2001 due to significant speculative buying.

  •
  Sales of ACTIQ increased 148% compared to last year. Domestic sales increased 146% driven by a 152% increase in U.S. prescriptions filled. After our merger with Anesta Corp. in October 2000, we established a dedicated sales force for ACTIQ and have made ongoing changes to our marketing approach including hiring additional sales representatives and targeting our marketing efforts to pain specialists, all of which have contributed to sales growth. A domestic price increase of 4.9% effective March 1, 2002 also contributed to higher revenues.

  •
  Sales of GABITRIL increased 98% compared to last year as a result of: (1) a 73% increase in U.S. market demand driven by an expansion of our sales force and marketing efforts during 2002, (2) a 9.8% average U.S. price increase effective March 1, 2002, and (3) the initiation of our European sales efforts, following the December 2001 acquisition of European rights to GABITRIL, which yielded $6.1 million in 2002 sales.

  •
  Product sales generated by Group Lafon, which we acquired on December 28, 2001, were $94.2 million during 2002. The most significant product sales during the year were $47.9 million of SPASFON®, used for biliary/urinary tract spasm and irritable bowel syndrome. Sales of MODIODAL, the trade name for modafinil in France, were $10.9 million for 2002.

        Amounts recorded as other revenues consist primarily of amortization of up-front fees, ongoing research and development funding, milestone payments and certain payments under co-promotional or managed services agreements. Total other revenues increased 14% from year to year. The increase is predominantly a result of the recognition of a full year of revenue recorded under our collaboration agreement with Sanofi-Synthelabo which became effective in the fourth quarter of 2001.

        Cost of Product Sales—The cost of product sales in 2002 decreased to 16% of product sales from 20% in 2001 principally due to the improvement in PROVIGIL margins as a result of our acquisition of Group Lafon.

        Research and Development Expenses—Research and development expenses increased 54% to $128.3 million for 2002 from $83.0 million for 2001. $19.8 million of the increase is the result of research and development expenses incurred at Group Lafon during 2002 for which there are no comparable amounts in 2001. Approximately $15.6 million of this increase is due to higher expenditures on our clinical trials, including Phase 2/3 clinical studies for CEP-1347, studies related to our efforts to expand the label for PROVIGIL and to explore the utility of GABITRIL beyond their respective indications, and increased infrastructure costs to support the growing number of ongoing clinical trials. Approximately $8.0 million of the increase is attributable to expenditures on development costs for compounds that have progressed into later stages of development.

        Selling, General and Administrative Expenses—Selling, general and administrative expenses increased 80% to $172.8 million for 2002 from $96.2 million for 2001 primarily as a result of $38.8 million of Group Lafon expenses for which there are no comparable amounts in 2001 and $21.4 million associated with the expansion of both our U.S. field sales force and promotional expenses for our products.

        Depreciation and Amortization Expenses—Depreciation and amortization expenses increased to $35.5 million during 2002 from $14.4 million during 2001, of which $11.0 million is attributable to amortization of intangible assets acquired in our acquisition of Group Lafon and $4.8 million is attributable to depreciation for property and equipment acquired from Group Lafon and depreciation from capitalized building improvements at our West Chester and Salt Lake City locations. The remainder of the increase is due to amortization expense associated with the capitalization of various payments in 2002 for additional product rights.

        Acquired In-Process Research and Development—In connection with our acquisition of Group Lafon in December 2001, we acquired the rights to certain early stage technologies. Based on an independent appraisal of the assets acquired from Group Lafon, the fair value of these technologies of $20.0 million was recorded as acquired in-process research and development expense in 2001 because, at the date of the acquisition, the technologies acquired had not progressed to a stage where they met technological feasibility and there existed a significant amount of uncertainty as to our ability to complete the development of the technologies and achieve market acceptance within a reasonable timeframe. In addition, the acquired in-process technologies did not have an alternative future use to us that had reached technological feasibility.

        Interest Income—Interest income increased by $1.9 million from 2001 due to higher average investment balances partially offset by lower average rates of return in 2002.

        Interest Expense—Interest expense increased by $17.6 million from 2001 due primarily to a full year of interest recorded on the convertible subordinated notes issued in May and December of 2001.

        Debt Exchange Expense—In accordance with Statement of Financial Accounting Standards No. 84 "Induced Conversions of Convertible Debt," we recorded a non-cash charge of $52.4 million in the fourth quarter of 2001 associated with the exchange of $217.0 million of our 5.25% convertible notes for our common stock.

        Gain (Charge) on Early Extinguishment of Debt—In December 2001, we formed a joint venture with an unaffiliated third party investor to fund additional commercial activities in support of PROVIGIL and GABITRIL in the United States. In exchange for our transfer to the joint venture of certain intellectual property and other rights related to these two products, we received a Class B interest, representing a 50% interest in the joint venture. In exchange for its contribution of $50.0 million in cash to the joint venture, the investor received Class A interests, also representing a 50% interest in the joint venture. We accounted for this transaction by recording the investor's Class A interest of $50.0 million as long-term debt on our balance sheet at December 31, 2001. On March 29, 2002, we acquired the investor's Class A interests and ended the joint venture by the issuance and sale in a private placement of $55.0 million aggregate principal amount of 3.875% convertible subordinated notes due March 2007. The purchase of the unaffiliated third party investor's Class A interests in connection with the termination of the joint venture resulted in the recognition of an extinguishment of debt charge of $7.1 million during the first quarter of 2002.

        In May 2001, we paid $24.4 million to Novartis Pharma AG for deferred obligations due to them under our November 2000 collaboration agreement. In connection with this payment, we recorded a gain on the early extinguishment of debt during the second quarter of 2001 of $3.0 million.

        Other Expense—Other expense primarily represents the effect of changes in the currency exchange value of the pound Sterling (GBP) and the Euro relative to the settlement of transactions in other currencies, and to an increase in the currency exchange value of the GBP relative to our other foreign operations' currencies that are remeasured into the GBP for financial reporting purposes.

        Income Tax Benefit, Net—We recorded a net income tax benefit of $112.6 million in 2002. In light of our expectations for continued profitability, we concluded that it was more likely than not that we would realize a portion of the benefit of the accumulated international, federal and state net operating losses, and federal research and development credits. We reduced the valuation allowance against these deferred tax assets accordingly. The recognition of these deferred tax assets had no impact on our 2002 cash flows. This income tax benefit was partially offset by current year income tax expense primarily associated with our Group Lafon operations.

        Cumulative Effect of Changing Inventory Costing Method from FIFO to LIFO—Effective January 1, 2002, we changed our method of valuing domestic inventories from the first-in, first-out, or FIFO method, to the last-in, first-out, or LIFO method. We recognized a charge of $3.5 million in the first quarter of 2002 as the cumulative effect of adopting the LIFO inventory costing method. The acquisition of Group Lafon's manufacturing operations and the planned expansion of our internal manufacturing capacity for ACTIQ has reduced and is expected to further reduce our reliance on third party manufacturers. The expansion of our internal manufacturing capabilities should allow us to benefit from efficiencies of scale and lead to lower per unit inventory cost. The LIFO method will reflect these expected changes to manufacturing costs on the statement of operations on a timelier basis, resulting in a better matching of current costs of products sold with product revenues. Cost of product sales under the LIFO inventory costing method was $17.9 million lower in 2002 than it would have been under the FIFO method.

        Dividends on Convertible Exchangeable Preferred Stock—As of December 31, 2001, there were no shares of preferred stock outstanding and, therefore, no dividends were recorded in 2002.

Year ended December 31, 2001 compared to year ended December 31, 2000

        Revenues—Product sales in 2001 increased 147% over 2000. The increase is attributable to a number of factors including:

  •
  Sales of PROVIGIL increased 108% from $72.1 million in 2000 to $150.3 million in 2001. The 2001 sales increase was due to higher sales resulting from increased market acceptance, as well as a 5% domestic price increase that took effect in the second quarter of 2001.

  •
  Sales of ACTIQ increased 238% from $15.2 million in 2000 to $51.2 million in 2001. After our merger with Anesta in October 2000, we established a dedicated sales force for ACTIQ and significantly changed the marketing approach. An average domestic 6.6% price increase in the second quarter of 2001 also contributed to higher recorded sales.

  •
  Sales of GABITRIL increased from $4.4 million in 2000 to $24.6 million in 2001. We acquired all U.S. rights to GABITRIL from Abbott Laboratories during late 2000 and began selling GABITRIL effective January 1, 2001. Prior to 2001, our GABITRIL revenues represented compensation from Abbott under a collaborative agreement where we received a percentage of GABITRIL sales in excess of a base amount. Additionally, an average increase in domestic prices of 10% in the second quarter of 2001 also contributed to the sales increase.

        Other revenues increased by $15.7 million, or 78%. This increase was due primarily to revenues recognized under our U.K. joint marketing agreement with Novartis Pharma AG, which we entered into in November 2000, and revenues recognized under our licensing, development and marketing collaboration with Sanofi-Synthélabo, which became effective in the fourth quarter of 2001.

        Cost of Product Sales—Cost of product sales rose 153% in 2001 to $44.9 million from $17.8 million in 2000 primarily as a result of the increase in 2001 product sales volumes. Aggregate cost of product sales for all three products remained at 20% of product sales for both 2001 and 2000 due to decreased costs for U.S. production of ACTIQ offset by GABITRIL revenues of $4.4 million in 2000 that did not have corresponding cost of product sales since it was being sold under a collaborative agreement with Abbott.

        Research and Development Expenses—Research and development expenses increased 22% in 2001 to $83.0 million from $68.1 million in 2000. The increase is attributable to higher expenditures on clinical trials including infrastructure costs to support the growing number of ongoing clinical trials including Phase 2 clinical studies for CEP-1347 and studies of PROVIGIL related to our efforts to expand the label for PROVIGIL beyond its current indication. In addition, research and development expenses also increased because of regulatory and intellectual property fees.

        Selling, General and Administrative Expenses—Selling, general and administrative expenses increased 15% in 2001 to $96.2 million from $83.7 million in 2000. The increase is primarily due to increases in expenditures of $13.8 million associated with the growth of our internal sales force to promote and support PROVIGIL, ACTIQ, and GABITRIL in the United States.

        Depreciation and Amortization Expenses—Depreciation and amortization expenses increased to $14.4 million in 2001 from $4.0 million in 2000 primarily due to a full year of amortization expense in 2001 on intangible assets acquired during late 2000 relating to both our acquisition of GABITRIL product rights in the United States and our U.K. joint marketing agreement with Novartis.

        Certain Charges—In 2000 we recorded $6.6 million representing the final royalty payment associated with the revenue sharing notes and $13.8 million in merger and integration costs as a result of the merger with Anesta.

        Acquired In-Process Research and Development—In connection with our acquisition of Group Lafon in December 2001, we acquired the rights to certain early stage technologies. Based on an independent appraisal of the assets acquired from Group Lafon, the fair value of these technologies of $20.0 million was recorded as acquired in-process research and development expense in 2001 because, at the date of the acquisition, the technologies acquired had not progressed to a stage where they met technological feasibility and there existed a significant amount of uncertainty as to our ability to complete the development of the technologies and achieve market acceptance within a reasonable timeframe. In addition, the acquired in-process technologies did not have an alternative future use to us that had reached technological feasibility.

        During 2000, we acquired U.S. marketing rights to GABITRIL in a transaction that resulted in us recording $22.2 million as acquired in-process research and development expense. At the acquisition date, we were committed to completing advanced clinical studies for GABITRIL and developing additional uses for the drug. Ongoing and proposed projects included plans to develop GABITRIL for additional indications including the treatment of general anxiety disorder, post traumatic stress disorder, insomnia and other conditions. At the acquisition date, approximately $5.0 million had been incurred toward completion of the in-process research and development projects, and we expected to spend an additional $79.0 million to complete clinical testing and maintain the product. Multiple projects will be initiated in 2003 to support the development of GABITRIL in additional indications. However, development will continue in these areas for a period of two to three years.

        Interest Income—Interest income decreased to $12.2 million in 2001 from $16.9 million in 2000 primarily due to $4.0 million of interest income recorded in 2000 associated with the waiver of an interest rate penalty by the Commonwealth of Pennsylvania on a loan used to finance the purchase of our West Chester facilities. The remaining decrease in interest income is due to lower average interest rates in 2001 as compared to 2000, offset in part by higher average investment balances.

        Interest Expense—Interest expense increased in 2001 to $20.6 million from $5.2 million in 2000 due to interest on our convertible subordinated notes issued in May and December of 2001, a $1.5 million fee associated with establishing a line of credit for the Group Lafon acquisition and interest recognized on our obligations to Abbott and Novartis. These increases were partially offset by a decrease in interest expense due to the retirement of revenue-sharing notes in the first quarter of 2000.

        Debt Exchange Expense—In accordance with Statement of Financial Accounting Standards No. 84 "Induced Conversions of Convertible Debt," we recorded a non-cash charge of $52.4 million in the fourth quarter of 2001 associated with the exchange of $217.0 million of our 5.25% convertible notes for our common stock.

        Gain on Early Extinguishment of Debt—In May 2001, we paid $24.4 million to Novartis Pharma AG for deferred obligations due to them under our continuing November 2000 collaboration agreement. In connection with this payment, we recorded a gain on the early extinguishment of debt of $3.0 million.

        Other Expense—Other expense represents an increase in currency exchange value of the pound Sterling (GBP) relative to both the U.S. dollar and to our other foreign operations' currencies that are remeasured into the GBP for financial reporting purposes.

        Cumulative Effect of a Change in Accounting Principle—We adopted the U.S. Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101) on Revenue Recognition and, as a result, we recorded a charge of $7.4 million in the fourth quarter of 2000 to defer upfront license fees associated with our collaborative alliances that were previously recognized in revenues. These payments will be recognized over the performance periods of the alliances.

        Dividends on Convertible Exchangeable Preferred Stock—Preferred dividends in 2001 were less than in 2000 due to the conversion during the second and third quarters of 2001 of all outstanding shares of preferred stock into an aggregate of 6,974,998 shares of our common stock. As of December 31, 2001, there were no shares of preferred stock outstanding.

JOINT VENTURE

        In December 2001, we formed a joint venture with unaffiliated third party investors to fund additional commercial activities in support of PROVIGIL and GABITRIL in the United States. In exchange for our transfer to the joint venture of certain intellectual property and other rights related to these two products, we received a Class B interest, representing a 50% interest in the joint venture. In exchange for its contribution of $50.0 million in cash to the joint venture, the investors received Class A interests, also representing a 50% interest in the joint venture.

        At December 31, 2001, the $50.0 million investors' Class A interest was recorded on our balance sheet as debt, and the joint venture's cash balance of $50.0 million was included in our balance of cash and cash equivalents.

        On March 29, 2002, we acquired the investors' Class A interests and ended the joint venture by issuing to the investors, through a private placement, $55.0 million aggregate principal amount of 3.875% convertible subordinated notes due March 2007. The notes are convertible into our common stock, at the option of the holder, at a price of $70.36 per share. The purchase of the investor's Class A interests in the joint venture resulted in the recognition of a charge of $7.1 million on the early extinguishment of debt during the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

        Cash, cash equivalents and investments at December 31, 2002 were $582.7 million, representing 34% of total assets. Working capital was $666.3 million at December 31, 2002.

Net Cash Provided by Operating Activities

        Net cash provided by operating activities was $102.6 million for the year ended December 31, 2002 as compared to $12.3 million for 2001. The increase in net cash provided by operating activities is primarily the result of higher net income in 2002.

Net Cash (Used for) Provided by Investing Activities

        Net cash used for investing activities was $145.8 million for the year ended December 31, 2002 compared to $475.1 million in 2001. Net cash used for investing activities was higher in 2001 primarily as a result of the 2001 acquisition of Group Lafon, net of cash acquired, for $447.7 million, offset by additional acquisitions of intangible assets during 2002. Specific 2002 intangible asset investments included a payment of $50.0 million for the October 2002 acquisition of ACTIQ marketing rights in certain countries from Elan and a payment of $10.0 million to Abbott pursuant to the extension of the GABITRIL composition of matter patent. Higher property and equipment purchases in 2002 related to the expansion of our manufacturing capacity at our facilities in Salt Lake City, Utah, and France also contributed to the difference.

Net Cash Provided by (Used for) Financing Activities

        Net cash used for financing activities was $28.9 million for the year ended December 31, 2002, as compared to net cash provided by financing activities of $974.6 million in 2001. The period-to-period change is primarily the result of net proceeds received from the May 2001 and December 2001 issuances of convertible subordinated notes.

        During 2001, we also made dividend payments of $6.8 million on the previously outstanding shares of convertible, exchangeable preferred stock. All outstanding preferred shares were converted during the second and third quarters of 2001 into an aggregate of 6,974,998 shares of our common stock.

Commitments and Contingencies

—Legal Proceedings

        On March 28, 2003, we filed a patent infringement lawsuit in U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Pharmaceuticals Inc., and Barr Laboratories, Inc. based upon the ANDAs filed by each of these companies seeking FDA approval for a generic equivalent of modafinil. The lawsuit claims infringement of our U.S. Patent No. RE37516, which covers the pharmaceutical compositions and methods of treatment with the form of modafinil contained in PROVIGIL. We intend to vigorously defend the validity, and prevent infringement, of this patent.

        We are a party to certain other litigation in the ordinary course of our business, including, among others, U.S. patent interference proceedings, European patent oppositions, and matters alleging employment discrimination, product liability and breach of commercial contract. We are vigorously defending ourselves in all of the actions against us and do not believe these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition or results of operations.

—Standby Letters of Credit

        As of December 31, 2002, we had a $0.8 million standby letter of credit outstanding.

—Other Commitments and Contingencies

        The following table summarizes our obligations to make future payments under current contracts (in thousands):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt	$18,543	$2,875	$4,747	$4,511	$6,410
Capital lease obligations	2,594	2,053	541	—	—
Operating leases	21,042	5,724	7,381	2,970	4,967
Convertible notes	838,000	—	—	838,000	—
Other long-term liabilities on balance sheet	17,162	10,474	6,688	—	—

Total contractual cash obligations	$897,341	$21,126	$19,357	$845,481	$11,377

        In addition to the above, we have committed to make potential future "milestone" payments to third parties as part of our in-licensing and development programs. Payments under these agreements generally become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable, we have not recorded a liability on our balance sheet for any such contingencies.

—Cephalon Clinical Partners, L.P.

        In August 1992, we exclusively licensed our rights to MYOTROPHIN for human therapeutic use within the United States, Canada and Europe to Cephalon Clinical Partners, L.P. (CCP). A subsidiary of Cephalon is the sole general partner of CCP. We developed MYOTROPHIN on behalf of CCP under a research and development agreement. Under this agreement, CCP granted an exclusive license to manufacture and market MYOTROPHIN for human therapeutic use within the United States, Canada and Europe, and we agreed to make royalty payments equal to a percentage of product sales and a milestone payment of approximately $16.0 million upon regulatory approval. We have a contractual option, but not an obligation, to purchase all of the limited partnership interests of CCP, which is exercisable upon the occurrence of certain events following the first commercial sale of MYOTROPHIN. If, and only if, we decide to exercise this purchase option, we would make an advance payment of approximately $40.3 million in cash or, at our election, approximately $42.4 million in shares of common stock or a combination thereof. If we discontinue development of MYOTROPHIN, or if we do not exercise this purchase option, our license will terminate and all rights to manufacture or market MYOTROPHIN in the United States, Canada and Europe will revert to CCP, which may then commercialize MYOTROPHIN itself or license or assign its rights to a third party. In that event, we would not receive any benefits from such commercialization, license or assignment of rights.

Outlook

        Cash, cash equivalents and investments at December 31, 2002 were $582.7 million. We expect to use these funds for working capital and general corporate purposes, including the acquisition of businesses, products, product rights, or technologies, the payment of contractual obligations, including scheduled interest payments on our convertible notes, and/or the purchased, redemption or retirement of our convertible notes. Prior to 2001, we had negative cash flows from operations and used the proceeds of public and private placements of our equity and debt securities to fund operations. We expect that projected increases in sales of our three primary marketed products, PROVIGIL, ACTIQ and GABITRIL, in combination with other revenues, will allow us to continue to generate profits and significant positive cash flows from operations in 2003. At this time, however, we cannot accurately predict the effect of certain developments on future product sales such as the degree of market acceptance and exclusivity of our products, competition, the effectiveness of our sales and marketing efforts and the outcome of our efforts to demonstrate the utility of our products in indications beyond those already included in the FDA approved labels.

        Analysis of prescription data for PROVIGIL in the United States indicates physicians have elected to prescribe the product to treat indications outside of its currently labeled indication of excessive daytime sleepiness associated with narcolepsy. Our strategy for PROVIGIL is to broaden the range of clinical uses that are approved by the FDA and European regulatory agencies to include many of its currently prescribed uses. To that end, we have filed an sNDA with the FDA requesting marketing approval of PROVIGIL in the United States for the treatment of excessive sleepiness associated with disorders of sleep and wakefulness in adults. If the FDA does not approve the sNDA, it is not clear what impact, if any, this may have in 2004 and beyond on physicians who currently prescribe PROVIGIL for indications other than narcolepsy. However, without this expanded label, our sales of PROVIGIL in 2004 and beyond may not continue to grow at their current rate.

        Continued sales growth of PROVIGIL beyond the December 2005 expiration of orphan drug exclusivity depends, in part, on our maintaining protection on the modafinil particle-size patent. The FDA also could grant us a six-month extension of this exclusivity if we perform an additional clinical study of PROVIGIL in pediatric patients. Our sales of ACTIQ also depend on our existing patent protection, which will begin to expire in the U.S. in May 2005. In February 2003, we announced that the FDA has accepted an ANDA for a generic form of modafinil. On March 28, 2003, we filed a patent infringement lawsuit in U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Pharmaceuticals Inc., and Barr Laboratories, Inc. based upon the ANDAs filed by each of these companies seeking FDA approval for a generic equivalent of modafinil. The lawsuit claims infringement of our U.S. Patent No. RE37516, which covers the pharmaceutical compositions and methods of treatment with the form of modafinil contained in PROVIGIL. We intend to vigorously defend the validity, and prevent infringement, of this patent. However, these efforts will be expensive and ultimately may be unsuccessful. See "Certain Risks Related to Our Business."

        We expect to continue to incur significant expenditures associated with manufacturing, selling and marketing our products and conducting additional clinical studies to explore the utility of these products in treating disorders beyond those currently approved in their respective labels. With respect to PROVIGIL, we plan to conduct pivotal clinical trials in ADHD in 2003. With respect to GABITRIL, we expect to perform larger studies in at least one clinical area in 2003. We also expect to continue to incur significant expenditures to fund research and development activities, including clinical trials, for our other product candidates and for improved formulations for our existing products. In the future, we may desire to mitigate the risk in our research and development programs by seeking sources of funding for a portion of these expenses through collaborative arrangements with third parties. However, we intend to retain a portion of the commercial rights to these programs and, as a result, we still expect to spend significant funds on our share of the cost of these programs, including the costs of research, preclinical development, clinical research and manufacturing.

        We may have significant fluctuations in quarterly results based primarily on the level and timing of:

  •
  product sales and cost of product sales;

  •
  inventory stocking or destocking practices of our large customers;

  •
  achievement and timing of research and development milestones;

  •
  collaboration revenues;

  •
  cost and timing of clinical trials;

  •
  marketing and other expenses; and

  •
  manufacturing or supply disruptions.

        We recently expanded our internal manufacturing capacity for ACTIQ at our Salt Lake City facility and plan to move production of ACTIQ for the U.S. market to our Salt Lake City facility beginning in the second quarter of 2003. In February 2003, the FDA approved our sNDA requesting this change. Manufacturing ACTIQ for the U.S. market at our Salt Lake City facility should allow us to benefit from efficiencies of scale and lead to lower cost of product sales for ACTIQ in 2003 and beyond.

        In 2001, we completed private placements of $400.0 million of 5.25% convertible subordinated notes due May 2006 and $600.0 million of 2.50% convertible subordinated notes due December 2006. In March 2002, we completed a private placement of $55.0 million of 3.875% convertible notes due March 2007 to acquire all of the joint venture interests of an unaffiliated third party investor. The 5.25% notes, 2.50% notes and 3.875% notes are convertible at the option of the holders into our common stock at per share conversion prices of $74.00, $81.00 and $70.36, respectively. The 5.25% notes and 2.5% notes also are redeemable by us at certain redemption prices beginning in May 2003 and December 2004, respectively. The holders of the 3.875% notes, on March 28, 2005, can elect to require us to redeem all or part of the 3.875% notes at a redemption price of 100% of such principal amount redeemed. In the future, we may agree to exchanges of the notes for shares of our common stock or may determine to use a portion of our existing cash on hand to purchase, redeem or retire all or a portion of the outstanding convertible notes. As of December 31, 2002, there are $838.0 million of convertible notes outstanding. The annual interest payments on the outstanding balance of convertible notes are $26.7 million payable at various dates throughout the year. In early 2003, we entered into an interest rate swap agreement with a financial institution in the aggregate notional amount of $200.0 million. Under the swap, we agreed to pay a variable interest rate on $200.0 million notional amount equal to LIBOR-BBA + .29% (currently 1.65%) in exchange for the financial institution's agreement to pay a fixed rate of 2.5%.

        As part of our business strategy, we plan to consider and, as appropriate, make acquisitions of other businesses, products, product rights or technologies. Our cash reserves and other liquid assets may be inadequate to consummate these acquisitions and it may be necessary for us to raise substantial additional funds in the future to complete these transactions. In addition, these acquisitions may result in significant charges to earnings for acquisition and related expenses that may include merger related costs or acquired in-process research and development charges, among others. On March 7, 2003, our wholly-owned subsidiary formally commenced a cash takeover bid of A$4.85 for each outstanding share of SIRTeX Medical Limited. If our bid is successful, the total consideration for the outstanding SIRTeX shares will be approximately $161.0 million, which will be funded using our existing cash balances. To protect against fluctuations in the A$/US$ exchange rate during the bid period, in 2003, we entered into a foreign currency exchange rate hedge that locked in the U.S. dollar value of the bid. If our bid is successful, we would expect to make a substantial investment in many aspects of SIRTeX's business, particularly in the areas of manufacturing, sales, marketing, and distribution.

        Based on our current level of operations and projected sales of our products combined with other revenues and interest income, we believe that we will be able to service our existing debt and meet our capital expenditure and working capital requirements for the next several years. However, we cannot be sure that our anticipated revenue growth will be realized or that we will continue to generate significant positive cash flow from operations. We may need to obtain additional funding for our operational needs, to repay our outstanding indebtedness or for future significant strategic transactions, and we cannot be certain that funding will be available on terms acceptable to us, or at all.

CERTAIN RISKS RELATED TO OUR BUSINESS

        You should carefully consider the risks described below, in addition to the other information contained in this report, before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

A significant portion of our revenues is derived from U.S. sales of our three largest products, and our future success will depend on the continued acceptance and growth of these products.

        For the year ended December 31, 2002, approximately 80% of our total worldwide net product sales were derived from sales of ACTIQ, GABITRIL and PROVIGIL. We cannot be certain that these products will continue to be accepted in their markets. Specifically, the following factors, among others, could affect the level of market acceptance of ACTIQ, GABITRIL and PROVIGIL, including:

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

        Any material adverse developments with respect to the sale or use of ACTIQ, GABITRIL and PROVIGIL could significantly reduce our product revenues and have a material adverse effect on our ability to generate net income and positive net cash flow from operations.

We may be unsuccessful in our efforts to expand the number and scope of authorized uses of PROVIGIL or GABITRIL, which would significantly hamper sales and earnings growth.

        The market for the approved indications of two of our three largest products is relatively small. Analysis of prescription data indicates that a significant portion of our product sales is derived from the use of these products outside of their labeled indications. As such, our future success depends on the expansion of the approved indications for PROVIGIL and GABITRIL.

        We recently completed clinical studies with PROVIGIL and, in the fourth quarter of 2002, submitted to the FDA a sNDA for an expanded label. While the clinical studies met their primary endpoints, we cannot be sure that we will succeed in obtaining FDA approval to market PROVIGIL for a broader indication than that approved in its current label. If the FDA does not approve the sNDA it is not clear what impact this may have on physicians who currently prescribe PROVIGIL. However, the absence of an expanded label will make it significantly more difficult to maintain or accelerate current rates of growth for PROVIGIL.

        We also have initiated pilot studies to examine whether or not GABITRIL is effective and safe when used to treat disorders outside its currently approved use. While the data received from the two pilot studies to date have generally been positive, we will need to conduct additional studies before we can apply to regulatory authorities to expand the authorized uses of this product. We do not know whether these additional studies will demonstrate safety and efficacy, or if they do, whether we will succeed in receiving regulatory approval to market GABITRIL for additional disorders. If the results of some of these additional studies are negative, this could undermine physician and patient comfort with the product, limit its commercial success, and diminish its acceptance. Even if the results of these studies are positive, the impact on sales of GABITRIL may be minimal unless we are able to obtain FDA and foreign medical authority approval to expand the authorized uses of this product. FDA regulations limit our ability to communicate the results of additional clinical studies to patients and physicians without first obtaining regulatory approval for any expanded uses.

We may not be able to maintain adequate protection for our intellectual property or market exclusivity for certain of our products and therefore competitors may develop competing products, which could result in a decrease in sales and market share, cause us to reduce prices to compete successfully and limit our commercial success.

        We place considerable importance on obtaining patent protection for new technologies, products and processes. To that end, we file applications for patents covering the compositions or uses of our drug candidates or our proprietary processes. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal, scientific and factual questions. To date, there has emerged no consistent policy regarding breadth of claims in such companies' patents. Accordingly, the patents and patent applications relating to our products, product candidates and technologies may be challenged, invalidated or circumvented by third parties and might not protect us against competitors with similar products or technology. Patent disputes in our industry are frequent and can preclude commercialization of products. If we ultimately engage in and lose any such disputes, we could be subject to competition or significant liabilities, we could be required to enter into third party licenses or we could be required to cease using the technology or product in dispute. In addition, even if such licenses are available, the terms of any license requested by a third party could be unacceptable to us.

        The U.S. composition of matter patent for modafinil expired in 2001. We own U.S. and foreign patent rights that expire between 2014 and 2015 covering pharmaceutical compositions of modafinil and, more specifically, covering certain particle sizes contained in this pharmaceutical composition. Ultimately, these patents might be found invalid if challenged by a third party, or a potential competitor could develop a competing product or product formulation that avoids infringement of these patents. On February 5, 2003, we announced that the FDA had accepted an abbreviated new drug application, or ANDA, for a pharmaceutical product containing modafinil. Any ANDA for modafinil filed with the FDA prior to December 2003 must contain a Paragraph IV certification in which the ANDA applicant certifies that the U.S. particle-size modafinil patent covering PROVIGIL either is invalid or will not be infringed by the ANDA product. On March 28, 2003, we filed a patent infringement lawsuit in U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Pharmaceuticals Inc., and Barr Laboratories, Inc. based upon the ANDAs filed by each of these companies with the FDA. The lawsuit claims infringement of our U.S. Patent No. RE37516. While we intend to vigorously defend the validity of this patent and prevent infringement, these efforts will be both expensive and time consuming and, ultimately, may not be successful. If an ANDA is approved ultimately, a competitor could begin selling a modafinil-based product upon the expiration of our FDA orphan drug exclusivity, currently in December 2005, which would significantly and negatively impact revenues from PROVIGIL. If we perform an additional clinical study of PROVIGIL in pediatric patients, the FDA could grant us a six-month extension of our orphan drug exclusivity (to June 2006) and particle size patent. However, we cannot be sure that the FDA will grant such extension.

        With respect to ACTIQ, we hold an exclusive license to a U.S. patent covering the currently approved pharmaceutical composition and methods for administering fentanyl via this composition that is set to expire in May 2005. We also hold patents to an FDA approved compressed powder formulation that we expect to begin selling in the United States in the second quarter of 2003. These patents expire in September 2006, though the FDA could grant us a six-month extension of these patents if we perform a clinical study in pediatric patients. Corresponding patents in foreign countries are set to expire between 2009 and 2010. The loss of patent protection on ACTIQ, beginning in May 2005 in the United States, could significantly and negatively impact our revenues from the sale of ACTIQ.

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

        At our two manufacturing facilities in France, we produce the active drug substance modafinil and certain other commercial products. At our U.S. facility in Salt Lake City, Utah, we manufacture ACTIQ for international markets and, beginning in the second quarter of 2003, for the United States. For the remainder of our products, we solely rely on third parties for product manufacturing. In all cases, we must comply with all applicable regulatory requirements of the FDA and foreign authorities, including current Good Manufacturing Practice regulations. In addition, we must comply with all applicable regulatory requirements of the Drug Enforcement Administration, and analogous foreign authorities for certain products. The facilities used by us and third parties to manufacture, store and distribute our products are subject to inspection by regulatory authorities at any time to determine compliance with regulations. These regulations are complex, and any failure to comply with them could lead to remedial action, civil and criminal penalties and delays in production or distribution of material.

        We rely on third parties to distribute our products, perform customer service activities and accept and process product returns. We also depend upon sole suppliers for active drug substances contained in our products, including our own French plant that manufactures modafinil, Abbott Laboratories to manufacture finished commercial supplies of GABITRIL for the U.S. market and Sanofi-Synthelabo to manufacture GABITRIL for non-U.S. markets. In the second quarter of 2003, we expect to complete the transfer of all manufacturing of ACTIQ for the U.S. market from Abbott to our Salt Lake City facility. We have two qualified manufacturers, Watson Pharmaceuticals, in Copiague, New York and DSM Pharmaceuticals, in Greenville, North Carolina, for finished commercial supplies of PROVIGIL. The process of changing or adding a manufacturer or changing a formulation requires prior FDA and/or European medical authority approval and is very time-consuming. If we are unable to manage this process effectively or if an unforeseen event occurs at any facility, we could face supply disruptions that would result in significant costs and delays, undermine goodwill established with physicians and patients, damage commercial prospects for our products and adversely affect operating results.

As our products are used commercially, unintended side effects, adverse reactions or incidents of misuse may occur that could result in additional regulatory controls and reduced sales of our products.

        During research and development, the use of biopharmaceutical products, such as our products, is limited principally to clinical trial patients under controlled conditions and under the care of expert physicians. The widespread commercial use of our products could produce undesirable or unintended side effects that have not been evident in our clinical trials or the relatively limited commercial use to date of our products. In addition, in patients who take multiple medications, drug interactions could occur that can be difficult to predict. Additionally, incidents of product misuse may occur. These events, among others, could result in additional regulatory controls that could limit the circumstances under which the product is prescribed or even lead to the withdrawal of the product from the market. More specifically, ACTIQ has been approved under regulations concerning drugs with certain safety profiles, under which the FDA has established special restrictions to ensure safe use. Any violation of these special restrictions could lead to the imposition of further restrictions or withdrawal of the product from the market.

We face significant product liability risks, which may have a negative effect on our financial performance.

        The administration of drugs to humans, whether in clinical trials or commercially, can result in product liability claims whether or not the drugs are actually at fault for causing an injury. Furthermore, our products may cause, or may appear to have caused, adverse side effects (including death) or potentially dangerous drug interactions that we may not learn about or understand fully until the drug has been administered to patients for some time. As our products are used more widely and in patients with varying medical conditions, the likelihood of an adverse drug reaction, unintended side effect or incidence of misuse may increase. Product liability claims can be expensive to defend and may result in large judgments or settlements against us, which could have a negative effect on our financial performance. The costs of product liability insurance have increased dramatically in recent years, and the availability of coverage has decreased. Nevertheless, we maintain product liability insurance in amounts we believe to be commercially reasonable. Any claims could easily exceed our coverage limits. Even if a product liability claim is not successful, the adverse publicity and time and expense of defending such a claim may interfere with our business.

Our activities and products are subject to significant government regulations and approvals, which are often costly and could result in adverse consequences to our business if we fail to comply.

        We currently have a number of products that have been approved for sale in the United States, foreign countries or both. All of our approved products are subject to extensive continuing regulations relating to, among other things, testing, manufacturing, quality control, labeling, and promotion. The failure to comply with any rules and regulations of the FDA or any foreign medical authority, or the post-approval discovery of previously unknown problems relating to our products, could result in, among others:

  •
  fines, recalls or seizures of products;

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

        In addition, because PROVIGIL and ACTIQ contain active ingredients that are controlled substances, we are subject to regulation by the DEA and analogous foreign organizations relating to the manufacture, shipment, sale and use of the applicable products. These regulations also are imposed on prescribing physicians and other third parties, making the storage, transport and use of such products relatively complicated and expensive. With the increased concern for safety by the FDA and the DEA with respect to products containing controlled substances, it is possible that these regulatory agencies could impose additional restrictions on marketing or even withdrawal of regulatory approval for such products. In addition, adverse publicity may bring about rejection of the product by the medical community. If the DEA, FDA or a foreign medical authority withdrew the approval of, or placed additional significant restrictions on the marketing of any of our products, our product sales and ability to promote our products could be substantially affected.

Our product sales and related financial results will fluctuate and these fluctuations may cause our stock price to fall, especially if investors do not anticipate them.

        A number of analysts and investors who follow our stock have developed models to attempt to forecast future product sales and expenses and have established earnings expectations based upon those models. These models, in turn, are based in part on estimates of projected revenue and earnings that we disclose publicly. Forecasting future revenues is difficult, especially when there is little commercial history and when the level of market acceptance of our products is uncertain. Forecasting is further complicated by the difficulties in estimating stocking levels at pharmaceutical wholesalers and at retail pharmacies, the timing of purchases by wholesalers and retailers to replenish stock and the frequency and amount of potential product returns. As a result, it is likely that there will be significant fluctuations in revenues, which may not meet with market expectations and which also may adversely affect our stock price. There are a number of other factors that could cause our financial results to fluctuate unexpectedly, including:

  •
  the cost of product sales;

  •
  achievement and timing of research and development milestones;

  •
  collaboration revenues;

  •
  cost and timing of clinical trials;

  •
  marketing and other expenses; and

  •
  manufacturing or supply disruptions.

We may be unable to service or repay our substantial indebtedness or other contingencies.

        As of December 31, 2002, we had $876.3 million of indebtedness outstanding, including $838.0 million outstanding under convertible notes with a conversion price far in excess of our current stock price. Of the indebtedness outstanding, $785.2 million matures in 2006. During 2002 we incurred interest expenses of $38.2 million on our outstanding indebtedness. These factors, among other things, could make it difficult for us to make payments on or refinance our indebtedness or to obtain additional financing in the future, or limit our future flexibility and make us more vulnerable in the event of a downturn in our business. Unless we are able to generate sufficient cash flow from operations to service our indebtedness, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our debt service or repayment obligations, thus adversely affecting the market price for our securities.

The efforts of government entities and third party payers to contain or reduce the costs of health care may adversely affect our sales and limit the commercial success of our products.

        In certain foreign markets, pricing or profitability of pharmaceutical products is subject to various forms of direct and indirect governmental control, including the control over the amount of reimbursements provided to the patient who is prescribed specific pharmaceutical products. For example, we are aware of government efforts in France to limit or eliminate reimbursement for certain of our products, which could impact revenues from our French operations.

        In the United States, there have been, and we expect there will continue to be, various proposals to implement similar controls. The commercial success of our products could be limited if federal or state governments adopt any such proposals. In addition, in the United States and elsewhere, sales of pharmaceutical products depend in part on the availability of reimbursement to the consumer from third party payers, such as government and private insurance plans. These third party payers increasingly challenge the prices charged for pharmaceutical products and seek to limit reimbursement levels offered to consumers for such products. These third party payers could focus their cost control efforts on our products, especially with respect to prices of and reimbursement levels for products prescribed outside their labeled indications. In these cases, their efforts could negatively impact our product sales and profitability.

We experience intense competition in our fields of interest, which may adversely affect our business.

        Large and small companies, academic institutions, governmental agencies and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for product development in competition with us. Products developed by any of these entities may compete directly with those we develop or sell.

        The conditions that our products treat, and some of the other disorders for which we are conducting additional studies, are currently treated with several drugs, many of which have been available for a number of years or are available in inexpensive generic forms. With respect to PROVIGIL, there are several other products used for the treatment of narcolepsy in the United States, including methylphenidate products such as RITALIN® by Novartis, and in our other territories, many of which have been available for a number of years and are available in inexpensive generic forms. With respect to ACTIQ, we face competition from inexpensive oral opioid tablets and more expensive but quick-acting invasive (i.e., intravenous, intramuscular and subcutaneous) opioid delivery systems. Other technologies for rapidly delivering opioids to treat breakthrough pain are being developed, at least one of which is in clinical trials. With respect to GABITRIL, there are several products, including NEURONTIN® (gabapentin) by Pfizer, used as adjunctive therapy for the partial seizure market. Some are well-established therapies that have been on the market for several years while others have recently entered the partial seizure marketplace. In addition, several treatments for partial seizures are available in inexpensive generic forms. Thus, we need to demonstrate to physicians, patients and third party payers that the cost of our products is reasonable and appropriate in the light of their safety and efficacy, the price of competing products and the related health care benefits to the patient.

        In addition, many of our competitors have substantially greater capital resources, research and development staffs and facilities than we have, and substantially greater experience in conducting clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. These entities represent significant competition for us. In addition, competitors who are developing products for the treatment of neurological or oncological disorders might succeed in developing technologies and products that are more effective than any that we develop or sell or that would render our technology and products obsolete or noncompetitive. Competition and innovation from these or other sources, including advances in current treatment methods, could potentially affect sales of our products negatively or make our products obsolete. In addition, we may be at a competitive marketing disadvantage against companies that have broader product lines and whose sales personnel are able to offer more complementary products than we can. Any failure to maintain our competitive position could adversely affect our business and results of operations.

We plan to consider and, as appropriate, make acquisitions of technologies, products and businesses, which may subject us to a number of risks and/or result in us experiencing significant charges to earnings that may adversely affect our stock price, operating results and financial condition.

        We regularly review potential acquisitions of businesses, products, product rights and technologies that are complementary to our business. As part of that review, we conduct business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in any particular transaction. Despite our efforts, we may be unsuccessful in ascertaining or evaluating all such risks and, as a result, we might not realize the intended advantages of any given acquisition. We also must consolidate and integrate any acquired operations with our business. These integration efforts often take a significant amount of time, place a significant strain on our managerial, operational and financial resources and could prove to be more difficult and expensive than we predicted. If we fail to realize the expected benefits from an acquisition, whether as a result of unidentified risks, integration difficulties or otherwise, our business, results of operations and financial condition could be adversely affected.

        In addition, as a result of acquiring businesses or entering into other significant transactions, we have experienced, and will likely continue to experience, significant charges to earnings for merger and related expenses that may include transaction costs, closure costs or acquired in-process research and development charges. These costs may include substantial fees for investment bankers, attorneys, accountants and other advisers, as well as severance and other closure costs associated with the elimination of duplicate operations and facilities. Our incurrence of these charges could adversely affect our results of operations for particular quarterly or annual periods.

The results and timing of our research and development activities, including future clinical trials are difficult to predict, subject to potential future setbacks and, ultimately, may not result in viable pharmaceutical products, which may adversely affect our business.

        In order to sustain our business, we focus substantial resources on the search for new pharmaceutical products. These activities include engaging in discovery research and process development, conducting preclinical and clinical studies and seeking regulatory approval in the United States and abroad. In all of these areas, we have relatively limited resources and compete against larger, multinational pharmaceutical companies. Moreover, even if we undertake these activities in an effective and efficient manner, regulatory approval for the sale of new pharmaceutical products remains highly uncertain because the majority of compounds discovered do not enter clinical studies and the majority of therapeutic candidates fail to show the human safety and efficacy necessary for regulatory approval and successful commercialization.

        Preclinical testing and clinical trials must demonstrate that a product candidate is safe and efficacious. The results from preclinical testing and early clinical trials may not be predictive of results obtained in subsequent clinical trials, and these clinical trials may not demonstrate the safety and efficacy necessary to obtain regulatory approval for any product candidates. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. For ethical reasons, certain clinical trials are conducted in patients having the most advanced stages of disease and who have failed treatment with alternative therapies. During the course of treatment, these patients often die or suffer other adverse medical effects for reasons that may not be related to the pharmaceutical agent being tested. Such events can have a negative impact on the statistical analysis of clinical trial results.

        The completion of clinical trials of our product candidates may be delayed by many factors, including the rate of enrollment of patients. Neither we nor our collaborators can control the rate at which patients present themselves for enrollment, and the rate of patient enrollment may not be consistent with our expectations or sufficient to enable clinical trials of our product candidates to be completed in a timely manner or at all. In addition, we may not be permitted by regulatory authorities to undertake additional clinical trials for one or more of our product candidates. Even if such trials are conducted, our product candidates may not prove to be safe and efficacious or receive regulatory approvals. Any significant delays in, or termination of, clinical trials of our product candidates could impact our ability to generate product sales from these product candidates in the future.

Our research and development and marketing efforts are often dependent on corporate collaborators and other third parties who may not devote sufficient time, resources and attention to our programs, and which may limit our efforts to develop and market potential products.

        Because we have limited resources, we have entered into a number of collaboration agreements with other pharmaceutical companies, including Lundbeck with respect to our research efforts in Parkinson's Disease, and with a number of marketing partners for our products in certain countries outside the United States. In some cases, our collaboration agreements call for our partners to control:

  •
  the supply of bulk or formulated drugs for use in clinical trials or for commercial use;

  •
  the design and execution of clinical studies;

  •
  the process of obtaining regulatory approval to market the product; and/or

  •
  marketing and selling of any approved product.

        In each of these areas, our partners may not support fully our research and commercial interests because our program may compete for time, attention and resources with the internal programs of our corporate collaborators. As such, our program may not move forward as effectively, or advance as rapidly, as it might if we had retained complete control of all research, development, regulatory and commercialization decisions. We also rely on some of these collaborators and other third parties for the production of compounds and the manufacture and supply of pharmaceutical products. Additionally, we may find it necessary from time to time to seek new or additional partners to assist us in commercializing our products, though we might not be successful in establishing any such new or additional relationships.

The price of our common stock has been and may continue to be highly volatile.

        The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future. For example, from January 1, 2002 through March 14, 2003, our common stock traded at a high price of $78.88 and a low price of $36.92. Negative announcements, including, among others:

  •
  adverse regulatory decisions;

  •
  disappointing clinical trial results;

  •
  disputes and other developments concerning patent or other proprietary rights with respect to our products; or

  •
  operating results that fall below the market's expectations could trigger significant declines in the price of our common stock. In addition, external events, such as news concerning economic conditions, our competitors, changes in government regulations impacting the biotechnology or pharmaceutical industries or the movement of capital into or out of our industry, also are likely to affect the price of our common stock.

A portion of our product sales and certain balance sheet items are subject to exchange rate fluctuations in the normal course of business that could adversely affect our reported results of operations.

        Historically, a portion of our product sales has been earned in currencies other than the U.S. dollar. As a result of our acquisition of Group Lafon, the portion of our product sales denominated in the euro and other local currencies has and may continue to increase. For the year ended December 31, 2002, approximately 23% of our product sales were denominated in currencies other than the U.S. dollar. We translate revenue earned from product sales into U.S. dollars at the average exchange rate applicable during the relevant period. A strengthening of the U.S. dollar would, therefore, reduce our earnings. Consequently, fluctuations in the rate of exchange between the U.S. dollar and the euro and other currencies may affect period-to-period comparisons of our operating results. Finally, the balance sheet of our foreign operations will be translated into U.S. dollars at the period-end exchange rate. This latter exposure will result in changes to the translated value of assets and liabilities, with the impact of the translation included as a component of stockholders' equity. Historically, we have not hedged our exposure to these fluctuations in exchange rates.

We are involved, or may become involved in the future, in legal proceedings that, if adversely adjudicated or settled, could materially impact our financial condition.

        As a biopharmaceutical company, we are or may become a party to litigation in the ordinary course of our business, including, among others, matters alleging employment discrimination, product liability, patent or other intellectual property rights infringement, patent invalidity or breach of commercial contract. In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could significantly impact results of operations and financial condition. We currently are vigorously defending ourselves against certain litigation matters. While we currently do not believe that the settlement or adverse adjudication of these lawsuits would materially impact our results of operations or financial condition, the final resolution of these matters and the impact, if any, on our results of operations or financial condition could be material.

Our customer base is highly concentrated.

        Our principal customers are wholesale drug distributors. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. A small number of large wholesale distributors control a significant share of the market. For the year ended December 31, 2002, our three largest U.S. wholesaler customers were Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation. These three distributors, in the aggregate, accounted for 72% of our total gross product sales. The loss or bankruptcy of any of these customers could materially and adversely affect our results of operations and financial condition.

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

We may be required to incur significant costs to comply with environmental laws and regulations, and our related compliance may limit any future profitability.

        Our research and development activities involve the controlled use of hazardous, infectious and radioactive materials that could be hazardous to human health and safety or the environment. We store these materials, and various wastes resulting from their use, at our facilities pending ultimate use and disposal. We are subject to a variety of federal, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these materials and wastes, and we may be required to incur significant costs to comply with related existing and future environmental laws and regulations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        At December 31, 2002, we did not hold any derivative financial instruments and did not engage in any speculative or derivative trading activities. Therefore, our market risk exposure is limited to changes in interest rates and foreign currency fluctuations. Our exposure to market risk for a change in interest rates relates to our investment portfolio, since all of our outstanding debt is fixed rate. Our investments are classified as short-term and as "available for sale." We do not believe that short-term fluctuations in interest rates would materially affect the value of our securities.

        We are exposed to foreign currency exchange risk related to our operations in European subsidiaries that have transactions, assets, and liabilities denominated in foreign currencies that are translated into U.S. dollars for consolidated financial reporting purposes. Historically, we have not hedged any of these foreign currency exchange risks. For the year ended December 31, 2002, an average 10% strengthening of the U.S. dollar relative to the currencies in which our European subsidiaries operate would have resulted in a decrease in reported net sales of $11.1 million and a decrease in reported net income of $0.2 million for that period. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not assume any changes in the level of operations of our European subsidiaries.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Cephalon Inc:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 74 present fairly, in all material respects, the financial position of Cephalon Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 74 presents fairly, in all material respects, the information set forth therein for the years ended December 31, 2002 and 2001 when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements and financial statement schedule of Cephalon Inc. as of December 31, 2000 and for the year then ended were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements and financial statement schedule in their reports dated February 11, 2002.

As discussed in Note 1, on January 1, 2002 the Company changed its method of valuing certain inventory and of accounting for business combinations and goodwill.

                      /s/ PRICEWATERHOUSECOOPERS LLP

Philadelphia, Pennsylvania
March 14, 2003

THE FOLLOWING REPORTS ARE COPIES OF PREVIOUSLY ISSUED REPORTS BY ARTHUR ANDERSEN LLP ("ANDERSEN"). THE REPORTS HAVE NOT BEEN REISSUED BY ANDERSEN NOR HAS ANDERSEN CONSENTED TO THEIR INCLUSION IN THIS ANNUAL REPORT ON FORM 10-K. THE ANDERSEN REPORTS REFER TO THE CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2000 AND THE CONSOLIDATED STATEMENTS OF INCOME, SHAREHOLDERS' INVESTMENT AND CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1999 WHICH ARE NO LONGER INCLUDED IN THE ACCOMPANYING FINANCIAL STATEMENTS. SUBSEQUENT TO THE DATE OF THESE REPORTS, THE COMPANY'S CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2001 AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS, OF CASH FLOWS, OF CHANGES IN STOCKHOLDERS' EQUITY AND OF THE RELATED FINANCIAL STATEMENT SCHEDULE FOR THE YEAR ENDED DECEMBER 31, 2001 WERE AUDITED BY OTHER INDEPENDENT ACCOUNTANTS WHOSE REPORT APPEARS ON PAGE 43.

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

                      /s/ ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
February 11, 2002

CEPHALON, INC. AND SUBSIDIARIES    CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$486,097	$548,727
Investments	96,591	55,157
Receivables, net	83,130	79,847
Inventory, net	54,299	47,513
Deferred tax asset	56,070	—
Other current assets	9,793	7,872

Total current assets	785,980	739,116
PROPERTY AND EQUIPMENT, net	90,066	64,706
GOODWILL	298,769	301,577
OTHER INTANGIBLE ASSETS, net	351,719	298,269
DEBT ISSUANCE COSTS, net	21,406	26,720
DEFERRED TAX ASSET, net	114,002	—
OTHER ASSETS	27,148	16,020

	$1,689,090	$1,446,408

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$15,402	$32,200
Accounts payable	23,089	24,536
Accrued expenses	80,444	54,025
Current portion of deferred revenues	712	824

Total current liabilities	119,647	111,585
LONG-TERM DEBT	860,897	866,589
DEFERRED REVENUES	1,968	6,042
DEFERRED TAX LIABILITIES	52,666	52,666
OTHER LIABILITIES	11,327	10,795

Total liabilities	1,046,505	1,047,677

COMMITMENTS AND CONTINGENCIES (Note 11)	—	—
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, 2,500,000 shares issued, and none outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 55,425,841 and 54,909,533 shares issued, 55,152,984 and 54,685,792 shares outstanding	554	549
Additional paid-in capital	1,034,137	982,123
Treasury stock, 272,857 and 223,741 shares outstanding, at cost	(11,989)	(9,523)
Accumulated deficit	(405,163)	(576,691)
Accumulated other comprehensive income	25,046	2,273

Total stockholders' equity	642,585	398,731

	$1,689,090	$1,446,408

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES    CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
REVENUES:
Product sales	$465,943	$226,132	$91,637
Other revenues	40,954	35,863	20,153

	506,897	261,995	111,790

COSTS AND EXPENSES:
Cost of product sales	74,237	44,946	17,768
Research and development	128,276	83,037	68,063
Selling, general and administrative	172,782	96,179	83,725
Depreciation and amortization	35,457	14,434	4,008
Royalty pre-payment on revenue-sharing notes	—	—	6,600
Merger and integration costs	—	50	13,811
Acquired in-process research and development	—	20,000	22,200

	410,752	258,646	216,175

INCOME (LOSS) FROM OPERATIONS	96,145	3,349	(104,385)

OTHER INCOME AND EXPENSE
Interest income	14,095	12,170	16,903
Interest expense	(38,215)	(20,630)	(5,189)
Debt exchange expense	—	(52,444)	—
Gain (charge) on early extinguishment of debt	(7,142)	3,016	—
Other expense	(2,450)	(945)	(1,073)

	(33,712)	(58,833)	10,641

INCOME (LOSS) BEFORE INCOME TAXES	62,433	(55,484)	(93,744)
INCOME TAX BENEFIT, NET	112,629	—	—

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	175,062	(55,484)	(93,744)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	(3,534)	—	(7,434)

NET INCOME (LOSS)	171,528	(55,484)	(101,178)
DIVIDENDS ON CONVERTIBLE EXCHANGEABLE PREFERRED STOCK	—	(5,664)	(9,063)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$171,528	$(61,148)	$(110,241)

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) per common share before cumulative effect of a change in accounting principle	$3.17	$(1.27)	$(2.51)
Cumulative effect of a change in accounting principle	(0.06)	—	(0.19)

	$3.11	$(1.27)	$(2.70)

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) per common share before cumulative effect of a change in accounting principle	$2.84	$(1.27)	$(2.51)
Cumulative effect of a change in accounting principle	(0.05)	—	(0.19)

	$2.79	$(1.27)	$(2.70)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	55,104	48,292	40,893

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—ASSUMING DILUTION	67,442	48,292	40,893

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

			Preferred Stock		Common Stock			Treasury Stock			Accumulated Other Comprehensive Income
	Comprehensive Income (Loss)						Additional Paid-in Capital			Accumulated Deficit
		Total	Shares	Amount	Shares	Amount		Shares	Amount
BALANCE, JANUARY 1, 2000		$230,783	2,500,000	$25	38,904,174	$389	$636,395	84,633	$(1,290)	$(405,302)	$566
Loss	$(101,178)	(101,178)		—		—	—		—	(101,178)	—

Foreign currency translation gain	1,015
Unrealized investment losses	(180)

Other comprehensive income	835	835		—		—	—		—	—	835

Comprehensive loss	$(100,343)

Employee stock purchase plan		78		—	5,325	—	78		—	—	—
Stock options exercised		13,615		—	980,999	11	13,604		—	—	—
Stock purchase warrants exercised		26,436		—	2,418,027	24	26,412		—	—	—
Restricted stock award plan		5,625		—	146,725	1	5,624		—	—	—
Employee benefit plan		891		—	22,975	—	891		—	—	—
Dividends declared on convertible preferred stock		(9,063)		—		—	—		—	(9,063)	—
Treasury stock acquired		(2,829)		—		—	—	53,550	(2,829)	—	—

BALANCE, DECEMBER 31, 2000		165,193	2,500,000	25	42,478,225	425	683,004	138,183	(4,119)	(515,543)	1,401
Loss	$(55,484)	(55,484)		—		—	—		—	(55,484)	—

Foreign currency translation gain	368
Unrealized investment gains	504

Other comprehensive income	872	872		—		—	—		—	—	872

Comprehensive loss	$(54,612)

Conversion of preferred stock into common stock		—	(2,500,000)	(25)	6,974,998	70	(45)		—	—	—
Issuance of common stock upon conversion of convertible notes		262,590		—	3,691,705	37	262,553		—	—	—
Stock options exercised		25,542		—	1,327,303	13	27,304	32,104	(1,775)	—	—
Stock purchase warrants exercised		2,679		—	265,800	2	2,677		—	—	—
Restricted stock award plan		5,349		—	150,650	2	5,347		—	—	—
Employee benefit plan		1,283		—	20,852	—	1,283		—	—	—
Dividends declared on convertible preferred stock		(5,664)		—		—	—		—	(5,664)	—
Treasury stock acquired		(3,629)		—		—	—	53,454	(3,629)	—	—

BALANCE, DECEMBER 31, 2001		398,731	—	—	54,909,533	549	982,123	223,741	(9,523)	(576,691)	2,273
Income	$171,528	171,528		—			—		—	171,528	—

Foreign currency translation gain	20,367
Unrealized investment gains	2,406

Other comprehensive income	22,773	22,773		—		—	—		—	—	22,773

Comprehensive income	$194,301

Stock options exercised		5,940		—	347,686	4	6,056	2,055	(120)	—	—
Tax benefit from the exercise of stock options		40,998		—		—	40,998		—	—	—
Restricted stock award plan		2,828		—	129,900	1	2,827		—	—	—
Employee benefit plan		2,133		—	38,722	—	2,133		—	—	—
Treasury stock acquired		(2,346)		—		—	—	47,061	(2,346)	—	—

BALANCE, DECEMBER 31, 2002		$642,585	—	$—	55,425,841	$554	$1,034,137	272,857	$(11,989)	$(405,163)	$25,046

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES    CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$171,528	$(55,484)	$(101,178)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Deferred income taxes	(170,072)	—	—
Tax benefit from exercise of stock options	40,998	—	—
Cumulative effect of adoption of SAB 101	—	—	7,434
Depreciation and amortization	35,457	14,434	3,945
Amortization of debt issuance costs	11,071	5,158	—
Cumulative effect of changing inventory costing method from FIFO to LIFO	3,534	—	—
Stock-based compensation expense	4,961	6,632	6,516
In-process research and development expense	—	20,000	—
Debt exchange expense	—	52,444	—
Non-cash charge (gain) on early extinguishment of debt	7,142	(3,016)	—
Other	—	181	—
Increase (decrease) in cash due to changes in assets and liabilities, net of effect from acquisition:
Receivables	3,990	(30,434)	(13,689)
Inventory	(5,821)	(8,918)	(15,903)
Other assets	(16,756)	(7,133)	2,202
Accounts payable, accrued expenses and deferred revenues	18,303	18,484	8,202
Other liabilities	(1,714)	(74)	(4,021)

Net cash provided by (used for) operating activities	102,621	12,274	(106,492)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(27,328)	(12,481)	(7,462)
Acquistion of Group Lafon, net of cash acquired	—	(447,717)	—
Acquistion of intangible assets	(79,409)	(21,063)	(56,627)
Sales and maturities (purchases) of investments, net	(39,027)	6,200	186,449

Net cash (used for) provided by investing activities	(145,764)	(475,061)	122,360

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of common stock options, warrants and employee stock purchase plan	5,940	28,221	39,448
Payments to acquire treasury stock	(2,346)	(3,629)	(2,829)
Net proceeds from issuance of long-term debt	—	1,009,080	—
Preferred dividends paid	—	(6,797)	(9,063)
Principal payments on and retirements of long-term debt	(32,512)	(52,300)	(32,766)

Net cash (used for) provided by financing activities	(28,918)	974,575	(5,210)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	9,431	368	1,015

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(62,630)	512,156	11,673
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	548,727	36,571	24,898

CASH AND CASH EQUIVALENTS, END OF YEAR	$486,097	$548,727	$36,571

Supplemental disclosures of cash flow information:
Cash payments for interest	26,593	14,092	4,352
Non-cash investing and financing activities:
Capital lease additions	788	360	2,067
Long-term debt	—	—	80,846
Conversion of convertible notes into common stock	—	217,000	—

The accompanying notes are an integral part of those consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

        Cephalon is an international biopharmaceutical company dedicated to the discovery, development and marketing of products to treat sleep disorders, neurological and psychiatric disorders, cancer and pain. In addition to conducting an active research and development program, we market three products in the United States and a number of products in various countries throughout Europe.

        Our corporate and research and development headquarters are in West Chester, Pennsylvania, and we have offices in Salt Lake City, Utah, France, the United Kingdom, Germany and Switzerland. We operate manufacturing facilities in France for the production of modafinil, which is the active drug substance in PROVIGIL® (modafinil) tablets [C-IV]. We also operate manufacturing facilities in Salt Lake City, Utah for the production of ACTIQ® (oral transmucosal fentanyl citrate) [C-II] for distribution and sale in the European Union and, beginning in the second quarter of 2003, the United States.

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

Foreign Currency

        For foreign operating entities with currencies other than the U.S. Dollar, the local currency is the functional currency and we translate asset and liability balances at exchange rates in effect at the end of the period, and income and expense transactions at the average exchange rates in effect during the period. Resulting translation adjustments are reported as a separate component of accumulated other comprehensive income included in stockholders' equity. Gains and losses from foreign currency transactions are included in the consolidated statements of operations.

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

Major Customers and Concentration of Credit Risk

        Trade accounts receivable included three customers, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, that accounted for 76% and 72%, in the aggregate, of total trade accounts receivable at December 31, 2002 and

2001, respectively. We sell our products primarily to a limited number of pharmaceutical wholesalers without requiring collateral. These three wholesaler customers accounted for 73%, 92% and 69%, in the aggregate, of our total gross product sales for the years ended December 31, 2002, 2001 and 2000, respectively. We periodically assess the financial strength of these customers and establish allowances for anticipated losses if necessary.

Inventory

        Inventory is stated at the lower of cost or market value. Effective January 1, 2002, we began using the last-in, first-out (LIFO) method for our domestic inventories. We use the first-in, first-out (FIFO) method for the majority of our foreign inventories. See Note 6.

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

Fair Value of Financial Instruments

        The carrying values of cash, cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate the respective fair values. The market value of our 2.50% convertible notes was $556.9 million as compared to a carrying value of $600.0 million, and the market value of our 5.25% convertible notes approximated our carrying value of $183.0 million, at December 31, 2002, based on quoted market values. None of our other debt instruments that were outstanding as of December 31, 2002 have readily ascertainable market values; however, management believes that the carrying values approximate the respective fair values.

Goodwill, Intangible Assets and Other Long-Lived Assets

        Goodwill represents the excess of purchase price over net assets acquired. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" which we adopted on January 1, 2002, goodwill is not amortized; rather, goodwill is subject to a periodic assessment for impairment by applying a fair-value-based test. We have only recorded goodwill related to our acquisition of Group Lafon effective December 28, 2001 and amortization expense related to goodwill for the period December 28, 2001 to December 31, 2001 was immaterial. On January 1, 2002, our transitional impairment test indicated that there was no impairment of goodwill upon our adoption of SFAS 142. In addition, we performed our annual test of impairment of goodwill as of July 1, 2002. We have only one reporting unit, a pharmaceutical unit, that constitutes our entire commercial business, and we compared the fair value of this reporting unit with its carrying value. Our quoted market value at July 1, 2002 was used as the fair value of the reporting unit. Since the fair value of the reporting unit exceeded its carrying value at July 1, 2002, no adjustment to our goodwill for impairment was necessary.

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we review amortizable assets for impairment on an annual basis or whenever changes in circumstances indicate the carrying value of the asset may not be recoverable. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the assets to the present value of the expected future cash flows associated with the use of the asset. Management believes the future cash flows to be received from the long-lived assets will exceed the assets' carrying value, and, accordingly, we have not recognized any impairment losses through December 31, 2002.

Revenue Recognition

        Product sales are recognized upon the transfer of ownership and risk of loss for the product to the customer and are recorded net of estimated reserves for contractual allowances, discounts and returns. Contractual allowances result from sales under contracts with managed care organizations and government agencies.

        Other revenue, which includes revenues from collaborative agreements, consists primarily of up-front fees, ongoing research and development funding, milestone payments and payments under co-promotional or managed services agreements.

Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. We estimate our performance period based on the specific terms of each collaborative agreement. We adjust the performance periods, if appropriate, based upon available facts and circumstances. We recognize periodic payments over the period that we perform the related activities under the terms of the agreements. Revenue resulting from the achievement of milestone events stipulated in the agreements is recognized when the milestone is achieved. Milestones are based upon the occurrence of a substantive element specified in the contract or as a measure of substantive progress towards completion under the contract.

        Reimbursement rates of research and development activities under collaborative agreements vary according to the terms of the individual agreements. Costs incurred related to collaborative agreements and reflected in our operating expenses approximated $44.0 million, $21.8 million and $15.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        Payments under co-promotional or managed services agreements are recognized when the products are sold or the promotional activities are performed. The portion of the payments that represents reimbursement of our expenses is recognized as an offset to those expenses in our statement of income.

        As of December 31, 2002, we have recorded $2.7 million of deferred revenues of which $0.7 million is classified as current. These deferred revenues will be recognized over future periods in accordance with the revenue recognition policies described above.

Research and Development

        All research and development costs are charged to expense as incurred.

Acquired In-Process Research and Development

        Purchased in-process research and development represents the estimated fair value assigned to research and development projects acquired in a purchase business combination that have not been completed at the date of acquisition and which have no future alternative use. Accordingly, these costs are charged to expense as of the acquisition date.

Other Comprehensive Income (Loss)

        We follow SFAS No. 130, "Reporting Comprehensive Income." This statement requires the classification of items of other comprehensive income (loss) by their nature and disclosure of the accumulated balance of other comprehensive income (loss), separately within the equity section of the balance sheet. The balance in accumulated other comprehensive income due to foreign currency translation adjustments was $21.9 million and $1.5 million as of December 31, 2002 and 2001, respectively. The balance in accumulated other comprehensive income due to unrealized investment gains was $3.2 million and $0.8 million as of December 31, 2002 and 2001, respectively.

Earnings Per Share

        We compute income (loss) per common share in accordance with SFAS No. 128, "Earnings Per Share." Basic income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed based on the weighted average shares outstanding and the dilutive impact of common stock equivalents outstanding during the period. The dilutive effect of employee stock options and restricted stock awards is measured using the treasury stock method. The dilutive effect of convertible notes is measured using the "if-converted" method. Common stock equivalents are not included in periods where there is a loss, as they are anti-dilutive.

The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted income (loss) per common share:

	Year ended December 31,
	2002	2001	2000
Basic income (loss) per share computation:
Numerator:
Income (loss) before cumulative effect of a change in accounting principle	$175,062	$(55,484)	$(93,744)
Cumulative effect of a change in accounting principle	(3,534)	—	(7,434)

Net income (loss)	171,528	(55,484)	(101,178)
Dividends on convertible exchangeable preferred stock	—	(5,664)	(9,063)

Net income (loss) used for basic income (loss) per common share	$171,528	$(61,148)	$(110,241)

Denominator:
Weighted average shares used for basic income (loss) per common share	55,104,000	48,292,000	40,893,000
Basic income (loss) per common share:
Income (loss) per common share before cumulative effect of a change in accounting principle	$3.17	$(1.27)	$(2.51)
Cumulative effect of a change in accounting principle	(0.06)	—	(0.19)

	$3.11	$(1.27)	$(2.70)

Diluted income (loss) per share computation:
Numerator:
Income (loss) before cumulative effect of a change in accounting principle	$175,062	$(55,484)	$(93,744)
Cumulative effect of a change in accounting principle	(3,534)	—	(7,434)

Net income (loss)	171,528	(55,484)	(101,178)
Dividends on convertible exchangeable preferred stock	—	(5,664)	(9,063)

Net income (loss) used for basic income (loss) per common share	171,528	(61,148)	(110,241)
Add: interest on convertible notes (net of tax)	16,259	—	—

Net income (loss) used for diluted income (loss) per common share	$187,787	$(61,148)	$(110,241)

Denominator:
Weighted average shares used for basic income (loss) per common share	55,104,000	48,292,000	40,893,000
Effect of dilutive securities:
Convertible notes	10,466,000	—	—
Employee stock options and restricted stock awards	1,872,000	—	—

Weighted average shares used for diluted income (loss) per common share	67,442,000	48,292,000	40,893,000

Diluted income (loss) per common share:
Income (loss) per common share before cumulative effect of a change in accounting principle	$2.84	$(1.27)	$(2.51)
Cumulative effect of a change in accounting principle	(0.05)	—	(0.19)

	$2.79	$(1.27)	$(2.70)

        The weighted average shares used in the calculation of diluted income per common share excludes 2,331,000 shares relating to outstanding employee stock options for the year ended December 31, 2002 as the inclusion of such shares would be anti-dilutive.

Stock-based Compensation

        We account for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost is not required to be recognized for options granted to employees and directors at the then fair market value. We follow the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

Income Taxes

        We account for income taxes using the liability method under SFAS No. 109, "Accounting for Income Taxes." This method generally provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of the assets and liabilities and expected benefits of utilizing net operating loss and tax credit carryforwards. We record a valuation allowance for certain temporary differences for which it is more likely than not that we will not generate future tax benefits. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the consolidated financial statements in the period of enactment.

Reclassifications

        Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Recent Accounting Pronouncements

        On January 1, 2002, we adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 no longer requires the amortization of goodwill; rather, goodwill will be subject to a periodic assessment for impairment by applying a fair-value-based test. In addition, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Such acquired intangible assets will be amortized over the period in which the economic benefits of the intangible asset are consumed or otherwise used up. The new criteria for recording intangible assets separate from goodwill did not require us to reclassify any of our intangible assets. We have only recorded goodwill related to our acquisition of Group Lafon.

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. SFAS 143 is effective for fiscal years beginning after December 15, 2002. The adoption of this new standard will not have any impact on our current financial statements.

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

CEPHALON, INC. AND SUBSIDIARIES    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share data)

        In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement amends or rescinds certain existing authoritative pronouncements including SFAS No. 4, "Reporting Gains and Losses on Extinguishment of Debt," such that the provisions of APB No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" must now be followed to determine if the early extinguishment of debt should be classified as an extraordinary item. In addition, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria in APB 30 must be reclassified. SFAS 145 is effective for fiscal years beginning after May 15, 2002. We adopted this new standard effective December 31, 2002 and reclassified all gains and losses on early extinguishment of debt as other income and expense, rather than extraordinary items, in our current financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This Statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance in Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Statement requires that costs associated with exit or disposal activities be recorded at their fair values when a liability has been incurred. SFAS 146 is effective for disposal activities initiated after December 31, 2002. The adoption of this new standard will not have any impact on our current financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition and additional disclosure requirements of SFAS 148 are effective January 1, 2003.

        In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees." This Interpretation requires that upon the issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The adoption of this new statement will not have any impact on our current financial statements.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." This Interpretation addresses consolidation of variable interest entities where an enterprise does not have voting control over the entity but has a controlling financial interest in the entity. FIN 46 is effective for all financial statements issued after September 30, 2003. As a result of the adoption of this standard, Cephalon Clinical Partners, L.P. will be consolidated in our financial statements. This consolidation will not have a material impact on our financial statements. See Note 11.

2. MERGERS AND ACQUISITIONS

Anesta Corp.

        On October 10, 2000, we completed a merger with Anesta Corp. under which we acquired all of the outstanding shares of Anesta in a tax-free, stock-for-stock transaction. The merger was accounted for as a pooling-of-interests and, accordingly, all of our consolidated financial statements prior to the merger date were restated to include the results of operations, financial position, and cash flows of Anesta. In connection with the merger, we recorded merger and integration costs of $13.8 million in the fourth quarter of 2000.

Group Lafon

        On December 28, 2001, we completed our acquisition of the outstanding shares of capital stock of Group Lafon. The results of operations for Group Lafon have not been included in our consolidated statements in 2001 since operations between the acquisition date and December 31, 2001 were immaterial.

        The purchase price of $454.2 million was funded in part by the proceeds of our December 11, 2001 offering of $600.0 million of 2.50% convertible subordinated notes. Of the purchase price, $450.0 million was paid in cash to the sellers with the remainder primarily representing transaction costs of the acquisition and severance payments to certain Group Lafon employees. The purchase accounting for the acquisition was finalized effective December 31, 2002 and resulted in a $2.8 million decrease in the amount of goodwill originally recorded at the date of acquisition.

        At December 31, 2001, $4.9 million was recorded as a net accrual for transaction costs in our consolidated balance sheet. All such amounts were paid in 2002.

        The following table summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition.

At December 31, 2002
Current assets	$63,407
Property, plant and equipment	25,281
Intangible assets	148,000
Acquired in-process research and development	20,000
Goodwill	298,769
Other assets	4,898

Total assets acquired	560,355

Current liabilities	(38,148)
Deferred tax liabilities	(52,666)
Other liabilities	(15,349)

Total liabilities assumed	(106,163)

Net assets acquired	$454,192

        Of the $148.0 million of acquired intangible assets, $16.0 million was assigned to trademarks and tradenames with an estimated useful life of 15 years with the remaining $132.0 million assigned to developed technology for existing pharmaceutical products with a weighted average estimated useful life of approximately 14 years. The $298.8 million of goodwill was assigned to the pharmaceutical segment. None of this goodwill is expected to be deductible for income tax purposes.

        In accordance with SFAS 142, goodwill is not amortized, but is subject to a periodic assessment for impairment by applying a fair-value-based test. We performed our annual test of impairment of goodwill as of July 1, 2002. We have only one reporting unit, a pharmaceutical unit, that constitutes our entire commercial business, and we compared the fair value of this reporting unit with its carrying value. Our quoted market value at July 1, 2002 was used as the fair value of the reporting unit. Since the fair value of the reporting unit exceeded its carrying value at July 1, 2002, no adjustment to our goodwill for impairment was necessary.

        In connection with the acquisition of Group Lafon, we allocated approximately $20.0 million of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were charged to expense as of the acquisition date.

        At the acquisition date, Group Lafon had spent approximately $10.0 million on the in-process research and development projects ongoing research and development initiatives, including next-generation MODIODAL drug delivery technologies; a Phase IV clinical trial for FONZYLANE; CRL 41789, an anti-depressant drug candidate ready for Phase II clinical trials; and several other ongoing research and development projects. During 2002, the CRL 41789 study was discontinued while work was continued on the MODIODAL and FONZYLANE studies. We still expect that the completion dates for the development work are in the time-frame of 2004 through 2006 and at which time we expect to begin benefiting from these developed technologies. The estimated revenues for the remaining in-process projects are expected to peak within 10-12 years of acquisition.

        In determining the purchase price allocation, management considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to purchased in-process technology was determined by independent appraisal by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projections used to value the in-process research and development were, in some cases, reduced based on the probability of success in developing a new drug, and considered the relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from such projects are based on management's estimates of cost of sales, operating expenses, and income taxes from such projects.

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

        If these projects are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods. Additionally, the value of other acquired intangible assets may become impaired. We believed that the foregoing assumptions used in the in-process research and development analysis were reasonable at the time of the acquisition. We cannot be sure, however, that the underlying assumptions used to estimate expected project sales, development costs or profitability, or the events associated with such projects, will transpire as estimated.

        The following unaudited pro forma information shows the results of the our operations for the years ended December 31, 2001 and 2000 as though the acquisition had occurred as of the beginning of the years presented:

	For the years ended December 31,
	2001	2000
Total revenues	$364,691	$217,678
Net loss before cumulative effect of accounting change	$(73,333)	$(106,371)
Net loss	$(73,333)	$(113,805)
Basic and diluted net loss per common share:
Before cumulative effect of accounting change	$(1.52)	$(2.60)
Net loss	$(1.52)	$(2.78)

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

3. JOINT VENTURE

        In December 2001, we formed a joint venture with unaffiliated third party investors to fund additional commercial activities in support of PROVIGIL and GABITRIL in the United States. In exchange for our transfer to the joint venture of certain intellectual property and other rights related to these two products, we received a Class B interest, representing a 50% interest in the joint venture. In exchange for a contribution of $50.0 million in cash to the joint venture, the investors received Class A interests, also representing a 50% interest in the joint venture. As of December 31, 2001, the $50.0 million investors' Class A interest was recorded on our balance sheet as long-term debt, and the joint venture's cash balance of $50.0 million was included in our balance of cash and cash equivalents.

        On March 29, 2002, we acquired the investors' Class A interests and ended the joint venture by issuing to the investors, through a private placement, $55.0 million aggregate principal amount of 3.875% convertible subordinated notes due March 2007. See Note 10.

        The purchase of the investor's Class A interests in the joint venture resulted in the recognition of a charge of $7.1 million on the early extinguishment of debt during the first quarter of 2002. The following table summarizes the calculation of this charge:

Carrying value of the debt as of December 31, 2001	$50,000
Interest accreted during the first quarter 2002 at 20%	2,500

Carrying value of the debt as of March 29, 2002	52,500
Less: unamortized joint venture formation costs as of March 29, 2002	(4,642)

47,858
Fair value of subordinated notes issued on March 29, 2002	(55,000)

Charge on early extinguishment of debt	$(7,142)

        In addition, our statement of operations for the year ended December 31, 2002 included certain charges related to the operations of the joint venture, as follows:

Selling, general and administrative expenses	$3,508
Interest expense	3,163
Interest income	(190)

Total	$6,481

4. CASH, CASH EQUIVALENTS AND INVESTMENTS

        At December 31, cash, cash equivalents and investments consisted of the following:

	2002	2001
Cash and cash equivalents:
Demand deposits	$486,097	$4,364
Repurchase agreements	—	155,817
U.S. government agency obligations	—	79,985
Commercial paper	—	245,158
Asset-backed securities	—	4,636
Bonds	—	58,767

	486,097	548,727

Short-term investments (at market value):
U.S. government agency obligations	4,994	8,076
Commercial paper	—	17,135
Asset-backed securities	65,796	2,878
Bonds	25,801	26,068
Certificates of deposit	—	1,000

	96,591	55,157

	$582,688	$603,884

        The contractual maturities of our investments in cash, cash equivalents, and investments at December 31, 2002 are as follows:

Less than one year	$497,547
Greater than one year but less than two years	51,740
Greater than two years but less than three years	33,401

$582,688

        Some of our lease agreements contain covenants that obligate us to maintain a minimum balance in unrestricted cash and investments of $30.0 million or deliver to the lessor an irrevocable letter of credit in the amount of the then outstanding balance due on all equipment leased under the agreements. At December 31, 2002, the balance due under these lease agreements was $1.4 million.

5. RECEIVABLES

        At December 31, receivables consisted of the following:

	2002	2001
Trade receivables	$63,659	$40,790
Receivables from collaborations	12,321	16,438
Other receivables	12,251	24,950

	88,231	82,178
Less reserve for sales discounts, returns and allowances	(5,101)	(2,331)

	$83,130	$79,847

CEPHALON, INC. AND SUBSIDIARIES    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share data)

        At December 31, inventory consisted of the following:

	2002	2001
Raw material	$28,628	$19,666
Work-in-process	2,448	7,632
Finished goods	23,223	20,215

	$54,299	$47,513

        Effective January 1, 2002, we changed our method of valuing domestic inventories from the first-in, first-out, or FIFO method, to the last-in, first-out, or LIFO method. We recognized a charge of $3.5 million in the first quarter of 2002 as the cumulative effect of adopting the LIFO inventory costing method. The acquisition of Group Lafon's manufacturing operations and the expansion of our internal manufacturing capacity for ACTIQ has reduced our reliance on third party manufacturers and sharpened management's focus on minimizing the cost of manufacturing products. Consistent with this goal, the LIFO method reflects current changes to manufacturing costs on the statement of operations on a more timely basis, resulting in a better matching of currents costs of products sold with product revenues.

        Cost of product sales under the LIFO inventory costing method was $17.9 million lower in 2002 than it would have been under the FIFO method. If we had adopted LIFO effective January 1, 2000, the effect on our statement of operations for 2000 and 2001 would have been immaterial.

7. PROPERTY AND EQUIPMENT

        At December 31, property and equipment consisted of the following:

	Estimated Useful Lives	2002	2001
Land and improvements	—	$4,612	$3,370
Buildings and improvements	10-40 years	54,556	39,554
Laboratory, machinery and other equipment	3-10 years	45,335	36,099
Construction in progress	—	18,686	6,736

		123,189	85,759
Less accumulated depreciation and amortization		(33,123)	(21,053)

		$90,066	$64,706

        Depreciation and amortization expense was $7.8 million, $3.0 million, and $2.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

8. OTHER INTANGIBLE ASSETS, NET

        At December 31, other intangible assets consisted of the following:

	2002	2001
Developed technology acquired from Lafon	$132,000	$132,000
Trademarks/tradenames acquired from Lafon	16,000	16,000
GABITRIL product rights	110,749	92,648
Novartis product rights	41,641	41,641
ACTIQ marketing rights	75,465	29,114
Modafinil marketing rights	7,906	—
Other	12,377	—

	396,138	311,403
Less accumulated amortization	(44,419)	(13,134)

	$351,719	$298,269

        Other intangible assets are amortized over their estimated useful economic life using the straight line method. Amortization expense was $27.7 million, $11.5 million, and $1.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. Estimated amortization expense of intangible assets for each of the next five years is approximately $32.8 million.

9. ACCRUED EXPENSES

        At December 31, accrued expenses consisted of the following:

	2002	2001
Accrued compensation and benefits	$14,433	$9,042
Accrued income taxes	13,242	—
Accrued professional and consulting fees	7,476	3,384
Accrued clinical trial fees and related expenses	7,065	8,397
Accrued license fees and royalties	7,985	9,199
Accrued merger and integration expenses	—	6,413
Accrued contractual sales allowances	6,145	4,655
Accrued interest	2,900	2,789
Other accrued expenses	21,198	10,146

	$80,444	$54,025

10. LONG-TERM DEBT

        At December 31, long-term debt consisted of the following:

	2002	2001
Capital lease obligations	$2,594	$2,852
Mortgage and building improvement loans	10,940	12,085
Joint venture (See Note 3)	—	50,000
Convertible subordinated notes	838,000	783,000
Notes payable/other	7,603	13,460
Due to Abbott Laboratories	17,162	37,392

Total debt	876,299	898,789
Less current portion	(15,402)	(32,200)

Total long-term debt	$860,897	$866,589

        Aggregate maturities of long-term debt are as follows:

2003	$15,402
2004	9,277
2005	2,699
2006	785,223
2007	57,288
2008 and thereafter	6,410

$876,299

Capital Lease Obligations

        We currently lease certain property and laboratory, production and computer equipment with a cost of $6.8 million. Under the terms of certain of the lease agreements, we must maintain a minimum balance in unrestricted cash and investments of $30.0 million or deliver to the lessor an irrevocable letter of credit in the amount of the then outstanding balance due on all equipment leased under the agreements. At December 31, 2002, the balance due under these lease agreements was $1.4 million. Our lease agreements provide us with an option to purchase the leased equipment at the conclusion of the lease.

Mortgage and Building Improvement Loans

        In March 1995, we purchased the buildings housing our administrative offices and research facilities in West Chester, Pennsylvania for $11.0 million. We financed the purchase through the assumption of an existing $6.9 million first mortgage and from $11.6 million in state funding provided by the Commonwealth of Pennsylvania. The first mortgage has a 15-year term with an annual interest rate of 9.625%. The state funding has a 15-year term with an annual interest rate of 2%. The state loans contained a provision that would have allowed the rate on the loans to be increased to prime plus 2% if we did not meet targets for hiring new employees in Pennsylvania by the end of 1999. We were accruing interest at this higher rate over the life of the loan. Although we did not meet the hiring target, in April 2000, we and the Commonwealth reached an agreement under which the Commonwealth waived the interest penalty. As a result, we recognized interest income in 2000 for the interest differential of $4.0 million that was previously accrued. The loans require annual aggregate principal and interest payments of $1.8 million. The loans are secured by the buildings and by all our equipment located in Pennsylvania that is otherwise unsecured.

        In November 2002, the Pennsylvania Industrial Development Board (PIDA) authorized the write-off of the outstanding principal balance of a loan granted by PIDA in 1995, contingent upon the commencement of construction of a new headquarters facility in the Commonwealth of Pennsylvania no later than June 30, 2004, unless an extension is approved by the PIDA Board. Until the earlier of the commencement of actual and direct construction of a headquarters facility or June 30, 2004 (or later date if extended), no further interest will accrue on the outstanding balance and no payments are required by PIDA. If the above contingency is not met, interest and principal payments will proceed with the amortization schedule previously established in the original loan agreement. The outstanding loan balance of $5.3 million at December 31, 2002 is reflected in our balance sheets as a long-term liability.

Subordinated Convertible Notes

        In the second quarter of 2001, we completed a private placement of $400.0 million of 5.25% convertible subordinated notes due May 2006. Debt issuance costs of $14.4 million have been capitalized in other assets and are being amortized over the term of the notes. Interest on the notes is payable each May 1 and November 1. The notes are convertible, at the holder's option, into our common stock at a conversion price of $74.00 per share, subject to adjustment in certain circumstances. We may redeem the notes on or after May 5, 2003. Prior to that date, we may redeem the notes if our common stock price exceeds 150% of the conversion price for a specified period of time. Upon early redemption, we are required to pay interest that would have been due up through May 5, 2003. During the fourth quarter of 2001, certain note holders approached us, and we agreed, to exchange $217.0 million of these outstanding notes into 3,691,705 shares of our common stock. We recognized debt exchange expense of $52.4 million in the fourth quarter of 2001 relating to these early exchanges in accordance with SFAS No. 84, "Induced Conversion of Convertible Debt."

        In December 2001, we completed a private placement of $600.0 million of 2.50% convertible subordinated notes due December 2006. Debt issuance costs of $21.3 million have been capitalized in other assets and are being amortized over the term of the notes. Interest on the notes is payable each June 15 and December 15, beginning June 15, 2002. The notes are convertible into our common stock at a conversion price of $81.00 per share, subject to adjustment in certain circumstances. We may redeem the notes on or after December 20, 2004.

        In March 2002, we issued and sold $55.0 million of aggregate principal in a private placement of 3.875% convertible notes due March 2007. These notes were issued in connection with our purchase of the investor's Class A interests in the joint venture and sold to the purchaser in a transaction exempt from registration requirements of the Securities Act of 1933, as amended, because the offer and sale of the notes did not involve a public offering. Interest on the notes is payable at a rate of 3.875% per year on each of April 15 and October 15. The notes also are convertible into our common stock, at the option of the holders, at a price of $70.36 per share, subject to adjustment upon certain events. The holders of these notes may elect to require us to redeem the notes on March 28, 2005 at a redemption price equal to 100% of the principal amount of notes submitted for redemption, plus accrued and unpaid interest. In certain other circumstances, at the option of the holders, we may be required to repurchase the notes at 100% of the principal amount of the notes submitted for repurchase, plus accrued and unpaid interest.

Notes Payable/Other

        In December 2001, we acquired Group Lafon, which included the assumption of $13.5 million of notes payable, bank debt and outstanding amounts under lines of credit. At December 31, 2002, $7.6 million is outstanding with fixed and variable interest rates ranging from 4.2% to 6.0%, such amounts are payable through 2011.

Due to Abbott Laboratories

        In March 2000, we purchased the U.S. marketing rights to ACTIQ from Abbott Laboratories for $29.2 million. At December 31, 2002, $3.6 million is outstanding and payable through 2005.

        In October 2000, we agreed to purchase the product rights to market and sell GABITRIL in the United States from Abbott for $100.0 million due through 2004, of which $40.0 million was paid immediately. We recorded $54.2 million of debt which represented the net present value of the remaining $60.0 million obligation, based on an incremental borrowing rate of 7.5%. We made payments of $24.0 million in 2001 and $21.0 million in 2002. At December 31, 2002, $13.6 million is outstanding and payable through 2004.

Due to Novartis Pharma AG

        In November 2000, we entered into a collaboration agreement with Novartis to consolidate the sales and marketing efforts of four Novartis CNS products with PROVIGIL in the United Kingdom. In connection with this agreement, we agreed to pay Novartis approximately $45.0 million, of which approximately $15.0 million was paid immediately and approximately $30.0 million was due in various installments through 2002. We recognized $26.7 million at December 31, 2000 as the net present value of the remaining payments based on an incremental borrowing rate of 7.5%. In May 2001, we paid $24.4 million to Novartis to satisfy our outstanding obligation and recorded a gain on the early extinguishment of debt of $3.0 million.

11. COMMITMENTS AND CONTINGENCIES

Leases

        We lease certain of our offices and automobiles under operating leases in the U.S. and Europe that expire at various times through 2018. Lease expense under all operating leases totaled $4.3 million, $3.3 million, and $2.2 million in 2002, 2001, and 2000, respectively. Estimated lease expense for each of the next five years is as follows:

2003	$5,724
2004	4,592
2005	2,789
2006	1,747
2007	1,223
2008 and thereafter	4,967

$21,042

Cephalon Clinical Partners, L.P.

        In August 1992, we exclusively licensed our rights to MYOTROPHIN for human therapeutic use within the United States, Canada and Europe to Cephalon Clinical Partners, L.P. (CCP). Development and clinical testing of MYOTROPHIN is performed on behalf of CCP under a research and development agreement with CCP.

        CCP has granted us an exclusive license to manufacture and market MYOTROPHIN for human therapeutic use within the United States, Canada and Europe in return for royalty payments equal to a percentage of product sales and a milestone payment of approximately $16.0 million that will be made if MYOTROPHIN receives regulatory approval.

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

Legal Proceedings

        On March 28, 2003, we filed a patent infringement lawsuit in U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Pharmaceuticals Inc., and Barr Laboratories, Inc. based upon the ANDAs filed by each of these companies seeking FDA approval for a generic equivalent of modafinil. The lawsuit claims infringement of our U.S. Patent No. RE37516, which covers the pharmaceutical compositions and methods of treatment with the form of modafinil contained in PROVIGIL. We intend to vigorously defend the validity, and prevent infringement, of this patent.

        We are a party to certain other litigation in the ordinary course of our business, including, among others, U.S. patent interference proceedings, European patent oppositions, and matters alleging employment discrimination, product liability and breach of commercial contract. We are vigorously defending ourselves in all of these actions and do not believe these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition or results of operations.

12. STOCKHOLDERS' EQUITY

Convertible Exchangeable Preferred Stock

        During the third quarter of 1999, we completed a private offering to institutional investors of 2,500,000 shares of convertible exchangeable preferred stock at $50 per share. Dividends on the preferred stock were payable quarterly and were cumulative at the annual rate of $3.625 per share. We recognized $5.7 million and $9.1 million of preferred dividends in 2001 and 2000, respectively. The preferred stock was convertible into an aggregate of approximately 6,975,000 shares of our common stock at a conversion price of $17.92 per share, subject to adjustment in certain circumstances.

        In May 2001, the holders of 2,344,586 shares of the 2,500,000 shares outstanding of our convertible exchangeable preferred stock converted their preferred shares into an aggregate of 6,541,394 shares of our common stock. As an inducement to the holders to convert their preferred stock prior to August 2001, when we were initially permitted to redeem the preferred stock, we agreed to pay immediately all dividends accrued through the date of conversion as well as all dividends that would have accrued on the converted shares through the August 2001 redemption date. In the second quarter of 2001, we recorded an additional $1.1 million of dividend expense associated with the early conversion. In September 2001, the remaining 155,414 shares of our convertible exchangeable preferred stock were converted into an aggregate of 433,604 shares of our common stock.

Equity Compensation Plans

        We have established equity compensation plans for our employees, directors and certain other individuals. All grants and terms are authorized by the Compensation Committee of our Board of Directors. We may grant non-qualified stock options under the 1995 Equity Compensation Plan and the 2000 Equity Compensation Plan, and also may grant incentive stock options and restricted stock awards under 1995 Plan. The options and restricted stock awards generally become exercisable or vest ratably over four years from the grant date, and the options must be exercised within ten years of the grant date.

        The following tables summarize the aggregate option activity under the plans for the years ended December 31:

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1,	5,607,595	$45.36	5,253,730	$28.44	4,601,272	$17.07
Granted	2,497,200	51.88	2,035,100	70.32	1,796,200	49.69
Exercised	(347,686)	17.43	(1,339,380)	19.71	(945,023)	15.16
Canceled	(180,168)	50.98	(341,855)	31.88	(198,719)	22.76

Outstanding, December 31,	7,576,941	$48.52	5,607,595	$45.36	5,253,730	$28.44

Exercisable at end of year	2,829,136	$35.16	1,937,125	$22.91	2,360,358	$17.95
Weighted average fair value of options granted during the year		$23.79		$41.78		$40.60

CEPHALON, INC. AND SUBSIDIARIES    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share data)

        The fair value of the options granted during 2002, 2001 and 2000 were estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	2002	2001	2000
Risk free interest rate	3.30%	4.89%	5.04%
Expected life	6 years	6 years	6 years
Expected volatility	43%	59%	103%
Expected dividend yield	0%	0%	0%
	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life (yrs)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 6.00-$14.99	859,225	5.3	$9.21	838,575	$9.18
$15.00-$29.99	785,169	6.1	24.20	645,441	23.72
$30.00-$50.99	298,622	7.0	38.33	136,345	31.16
$51.00-$59.99	3,643,200	9.1	51.92	723,250	52.48
$60.00-$71.96	1,990,725	8.9	70.40	485,525	70.59

	7,576,941	8.0	$48.52	2,829,136	$35.16

        In 2002, the 1995 and 2000 Equity Compensation Plans were amended to increase the number of shares subject to the annual grants awarded under all of the plans by 1,200,000 and 1,700,000 shares, respectively. At December 31, 2002, 869,484 shares were available for future grants under all of the plans.

        During 2002, 2001, and 2000, we received net proceeds of $5.9 million, $25.5 million, and $13.6 million, respectively, from the exercise of stock options. During 2002 and 2001, some stock options were exercised by tendering mature shares as consideration for the exercise price, resulting in the recording of treasury stock of $0.1 million and $1.8 million, respectively.

        The following table summarizes restricted stock award activity for the years ended December 31:

	2002	2001	2000
Outstanding, January 1,	268,875	446,850	496,700
Granted	—	—	119,200
Vested	(129,900)	(150,650)	(146,725)
Canceled	(5,700)	(27,325)	(22,325)

Outstanding, December 31,	133,275	268,875	446,850

Compensation expense recognized	$2,828	$5,349	$5,625

        We have opted to disclose only the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as they pertain to financial statement recognition of compensation expense attributable to option grants. As such, no compensation cost has been recognized for our stock option plans. If we had elected to recognize compensation cost based on the fair value of stock options as prescribed by SFAS 123, the pro forma income (loss) and income (loss) per share amounts would have been as follows:

	Year ended December 31,
	2002	2001	2000
As reported
Income (loss) applicable to common shares	$171,528	$(61,148)	$(110,241)
Basic income (loss) per share	$3.11	$(1.27)	$(2.70)
Diluted income (loss) per share	$2.79	$(1.27)	$(2.70)
Pro forma
Income (loss) applicable to common shares	$136,868	$(98,450)	$(118,234)
Basic income (loss) per share	$2.48	$(2.04)	$(2.89)
Diluted income (loss) per share	$2.03	$(2.04)	$(2.89)

Warrants

        The following table summarizes warrant activity for the years ended December 31:

	2001	2000
Outstanding, January 1,	265,800	2,779,000
Granted	—	—
Exercised	(265,800)	(2,513,200)
Expired	—	—

Outstanding, December 31,	—	265,800

        At December 31, 2001, no warrants to purchase common stock remained outstanding and no warrants were issued during 2002.

Qualified Savings and Investment Plan

        We have a profit sharing plan pursuant to section 401(k) of the Internal Revenue Code whereby eligible employees may contribute up to 15% of their annual salary to the plan, subject to statutory maximums. The plan provides for discretionary matching contributions by us in cash or a combination of cash and shares of our common stock. Our contribution for the years 2000 through 2002 was 100% of the first 6% of employee salaries contributed in the ratio of 50% cash and 50% Cephalon stock. We contributed $3.6 million, $3.0 million, and $1.8 million, in cash and common stock to the plan for the years 2002, 2001, and 2000, respectively. Prior to the merger (see Note 2), Anesta had a 401(k) Plan whereby eligible employees were able to contribute up to 25% of their annual salary to the plan. Anesta had the option of making discretionary contributions equal to 25% of participant contributions up to 6% of participant compensation. Anesta contributed $58,000 for the year 2000.

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

Pro forma Aggregate Conversions or Exercises

        At December 31, 2002, the conversion or exercise of all outstanding options and convertible subordinated notes into shares of Cephalon common stock in accordance with their terms would increase the outstanding number of shares of common stock by approximately 18,240,000 shares, or 33%.

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

13. INCOME TAXES

        The components of total income (loss) from operations before income taxes and the cumulative effect of a change in accounting principle were:

	2002	2001	2000
United States	$70,562	$(34,589)	$(88,042)
Foreign	(8,129)	(20,895)	(5,702)

Total	$62,433	$(55,484)	$(93,744)

        The components of the provision (benefit) for income taxes are as follows:

	2002	2001	2000
Current taxes:
United States	$19,997	$—	$—
Foreign	13,041	—	—
State	1,067	—	—

	34,105	—	—

Deferred taxes:
United States	9,224	(19,004)	(32,828)
Foreign	2,138	(5,949)	(1,711)
State	3,182	(19,657)	(8,214)

	14,544	(44,610)	(42,753)
Change in valuation allowance	(161,278)	44,610	42,753

	(146,734)	—	—

Total	$(112,629)	$—	$—

        A reconciliation of the United States Federal statutory rate to our effective tax rate is as follows:

	2002	2001	2000
U.S. Federal statutory rate—expense (benefit)	35.0%	(35.0)%	(35.0)%
Non-deductible expenses	6.8	1.7	0.5
Debt conversion expense	—	33.1	—
Revision of prior years' estimates	—	(27.1)	(7.4)
State income taxes, net of U.S. federal tax benefit	1.7	—	—
Tax rate differential on foreign income	13.6	2.2	0.3
Change in valuation allowance	(236.5)	25.4	41.6
Other	(1.0)	(0.3)	—

Consolidated effective tax rate	(180.4)%	—%	—%

        The tax benefits associated with employee exercises of non-qualified stock options and disqualifying dispositions of stock acquired with incentive stock options reduce taxes payable. A tax benefit of $5.2 million associated with the exercise of employee stock options was recorded to additional paid-in capital in 2002. The 2002 tax benefit from the reduction in the valuation allowance also includes a portion attributable to all prior years' tax benefits associated with the exercise of employee stock options, the tax benefits of which were previously not likely to be realized. Consequently, $35.8 million of the reduction in the valuation allowance was recognized as an increase to additional paid-in capital.

        Net unremitted deficit of foreign subsidiaries at December 31, 2002 amounted to approximately $28 million. To the extent a subsidiary has unremitted earnings, such amounts have been included in the consolidated financial statements without giving effect to deferred taxes since it is management's intent to reinvest such earnings in foreign operations.

        Deferred income taxes reflect the tax effects of temporary differences between the bases of assets and liabilities recognized for financial reporting purposes and tax purposes, and net operating loss and tax credit carryforwards. Significant components of net deferred tax assets and deferred tax liabilities as of December 31 are as follows:

	2002	2001
Net operating loss carryforwards	$120,610	$140,536
Capitalized research and development expenditures	52,479	69,505
Research and development tax credits	17,354	12,833
Acquired product rights and intangible assets	11,921	7,544
Reserves and accrued expenses	6,072	2,776
Deferred revenue	1,028	2,783
Other, net	5,376	5,901

Total deferred tax assets	214,840	241,878
Valuation allowance	(44,768)	(241,878)

Net deferred tax assets	$170,072	$—

Deferred tax liabilities:
Purchase accounting adjustments for foreign acquisition	$52,666	$52,666
Other	173	173

Total deferred tax liabilities	$52,839	$52,839

CEPHALON, INC. AND SUBSIDIARIES    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share data)

        Other deferred tax liabilities are classified as accrued expenses in the accompanying balance sheets. At December 31, 2002, we had net operating loss carryforwards for U.S. federal income tax purposes of approximately $306.7 million that will begin to expire in 2003, and state net operating losses of approximately $256 million that will expire in varying years starting in 2003. We also have international net operating loss carryforwards of approximately $2.2 million with indefinite expiration dates. The net operating loss carryforwards differ from the accumulated deficit principally due to differences in the recognition of certain research and development expenses for financial and federal income tax reporting. Federal research tax credits of $17.3 million are available to offset future tax liabilities, and begin to expire in 2003. The amount of U.S. federal net operating loss carryforwards which can be utilized in any one period will be limited by federal income tax regulations since a change in ownership as defined in Section 382 of the Internal Revenue Code occurred in the prior years. We do not believe that such limitation will have a material adverse impact on the utilization of the net operating loss carryforwards, but we do believe it will affect utilization of tax credit carryforwards.

        In the fourth quarter of 2002, we determined that all of our domestic net operating loss carryforwards, portions of international operating loss carryforwards, and certain other deferred tax assets were more likely than not to be recovered. The remaining valuation allowance of $44.8 million at December 31, 2002 relates to certain tax credits, international operating loss carryforwards and temporary differences that we believe are not likely to be recovered.

14. SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2002 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Statement of Operations Data:
Total revenues	$144,306	$130,363	$120,727	$111,501
Income before cumulative effect of a change in accounting principle	139,994	19,976	14,429	663
Cumulative effect of a change in accounting principle	—	—	—	(3,534)

Net income (loss) applicable to common shares	$139,994	$19,976	$14,429	$(2,871)

Basic income (loss) per common share:
Income per common share before cumulative effect of a change in accounting principle	$2.53	$0.36	$0.26	$0.01
Cumulative effect of a change in accounting principle	—	—	—	(0.06)

	$2.53	$0.36	$0.26	$(0.05)

Weighted average number of shares outstanding	55,250,000	55,128,000	55,071,000	54,963,000

Diluted income (loss) per common share:
Income per common share before cumulative effect of a change in accounting principle	$2.13	$0.35	$0.25	$0.01
Cumulative effect of a change in accounting principle	—	—	—	(0.06)

	$2.13	$0.35	$0.25	$(0.05)

Weighted average number of shares outstanding-assuming dilution	67,619,000	56,730,000	57,033,000	54,963,000

	2001 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Statement of Operations Data:
Total revenues	$74,902	$83,822	$56,199	$47,072
Net income (loss)	(64,545)	21,577	(2,974)	(9,542)
Dividends on convertible exchangeable preferred stock	—	(70)	(3,328)	(2,266)

Net income (loss) applicable to common shares	$(64,545)	$21,507	$(6,302)	$(11,808)

Basic income (loss) per common share	$(1.23)	$0.43	$(0.13)	$(0.28)

Weighted average number of shares outstanding	52,422,000	50,269,000	47,725,000	42,732,000

Diluted income (loss) per common share	$(1.23)	$0.40	$(0.13)	$(0.28)

Weighted average number of shares outstanding-assuming dilution	52,422,000	53,412,000	47,725,000	42,732,000

15. SEGMENT AND SUBSIDIARY INFORMATION

        On December 28, 2001, we completed our acquisition of Group Lafon. As a result, we now have significant sales, manufacturing, and research operations conducted by several subsidiaries located in Europe. Prior to 2002, our European operations were immaterial.

        Although we now have significant European operations, we have determined that all of our operations have similar economic characteristics and may be aggregated with our United States operations into a single operational segment for reporting purposes. Summarized revenue and long-lived asset information by geographic region is provided below:

        Revenues for the year ended December 31:

2002
United States	$395,738
Europe	111,159

Total	$506,897

        Long-lived assets:

	At December 31,
	2002	2001
United States	$383,768	$206,697
Europe	519,342	500,595

Total	$903,110	$707,292

16. SUBSEQUENT EVENTS

        In January 2003, we announced that we had entered into a five-year agreement with MDS Proteomics Inc. (MDSP), a subsidiary of MDS Inc., to utilize MDSP's technologies with the objective of accelerating the clinical development of and broadening the market opportunities for our pipeline of small chemical compounds. MDSP will receive payments upon the successful achievement of specified milestones and will receive royalties on sales of products resulting from the collaboration. As part of the agreement, we purchased from MDSP a $30.0 million 5% convertible note due 2010. The note is convertible into MDSP's common stock at an initial conversion price of $22.00 per share, subject to adjustment if MDSP sells shares of its common stock at a lower price.

        On February 5, 2003, we announced that the FDA had accepted an abbreviated new drug application (ANDA) for a generic form of modafinil, the active ingredient in PROVIGIL. On March 28, 2003, we filed a patent infringement lawsuit in U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Pharmaceuticals Inc., and Barr Laboratories, Inc. based upon the ANDAs filed by each of these companies seeking FDA approval for a generic equivalent of modafinil. The lawsuit claims infringement of our U.S. Patent No. RE37516, which covers the pharmaceutical compositions and methods of treatment with the form of modafinil contained in PROVIGIL. We intend to vigorously defend the validity, and prevent infringement, of this patent.

        On March 7, 2003, our wholly-owned subsidiary, Cephalon Australia Pty. Limited, formally commenced a takeover bid for SIRTeX Medical Limited (ASX: SRX). SIRTeX markets SIR-Spheres®, a product approved in the United States, Europe, Australia and portions of Asia for the treatment of certain types of liver cancer. Under its bid, Cephalon Australia intends to offer A$4.85 cash for each SIRTeX ordinary share including any SIRTeX shares that are issued on the exercise of SIRTeX options. Cephalon Australia also has obtained an option to acquire shares from SIRTeX's largest shareholder representing up to 19.9 percent of the total issued share capital of SIRTeX at a price of A$4.85 per SIRTeX share. The total bid value is approximately US$161 million. If successful, we intend to fund the bid price using a portion of our existing cash and investment balance.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

        The information required by Item 10 is incorporated herein by reference to the information contained under the caption "Proposal 1—Election of Directors" in our definitive proxy statement related to the 2003 annual meeting of stockholders.

Executive Officers

        The information concerning our executive officers required by this Item 10 in provided under the caption "Executive Officers of the Registrant" in Part I hereof.

Section 16(a) Beneficial Ownership Reporting Compliance

        The information concerning Section 16(a) Beneficial Ownership Reporting Compliance by our directors and executive officers is incorporated by reference to the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement related to the 2003 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated by reference to the information contained in our definitive proxy statement for the 2003 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated by reference to the information contained in our definitive proxy statement for the 2003 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is incorporated by reference to the information contained in our definitive proxy statement for the 2003 annual meeting of stockholders.

ITEM 14. CONTROLS AND PROCEDURES

        We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)). Based on that evaluation, our Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

        There have been no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)DOCUMENTS FILED AS PART OF THIS REPORT

        The following is a list of our consolidated financial statements and our subsidiaries and supplementary data included in this report under Item 8 of Part II hereof:

        1.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

          Reports of Independent Public Accountants.

          Consolidated Balance Sheets as of December 31, 2002 and 2001.

          Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000.

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000.

          Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

          Notes to Consolidated Financial Statements.

        2.    FINANCIAL STATEMENT SCHEDULES

          Schedule II—Valuation and Qualifying Accounts

          Schedules, other than those listed above, are omitted because they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)REPORTS ON FORM 8-K

        During the fiscal quarter ended December 31, 2002, we filed Current Reports on Form 8-K as follows:

  •
  On October 4, 2002, we filed a Form 8-K that included a press release dated October 3, 2002 announcing that we had reacquired rights to our cancer pain product ACTIQ® (oral transmucosal fentanyl citrate) [C-II] in 12 countries, principally in Europe, from Elan Pharma International Limited, a subsidiary of Elan Corporation, plc.

  •
  On October 31, 2002, we filed a Form 8-K that included a press release dated October 23, 2002 announcing results of our clinical study evaluating PROVIGIL(R) (modafinil) C-IV in patients with shift work sleep disorder.

(c)EXHIBITS

        The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit No.	Description
3.1(a)	Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
3.1(b)	Certificate of Amendment of Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2002.
3.2	Bylaws of the Registrant, as amended and restated, filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2002.
4.1	Specimen copy of stock certificate for shares of Common Stock of the Registrant, filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
4.2(a)	Amended and Restated Rights Agreement, dated as of January 1, 1999 between Cephalon, Inc. and StockTrans, Inc. as Rights Agent, filed as Exhibit 1 to the Company's Form 8-A/A (12G) filed January 20, 1999.

4.2(b)	First Amendment to Amended and Restated Rights Agreement, dated July 31, 2000 between Cephalon, Inc. and StockTrans, Inc. as Rights Agent, filed as Exhibit 1 to the Company's Form 8-A/12G filed on August 2, 2000.
4.3(a)	Specimen Preferred Stock Certificate of Cephalon, Inc., filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3 (Registration No. 333-88985) filed October 14, 1999.
4.3(b)	Certificate of the Powers, Designations, Preferences and Rights of the $3.625 Convertible Exchangeable Preferred Stock filed August 17, 1999, filed as Exhibit 4.2 to the Company's Registration Statement on Form S-3 (Registration No. 333-88985) filed October 14, 1999.
4.3(c)	Indenture, dated as of August 18, 1999 between Cephalon, Inc. and State Street Bank and Trust Company, as Trustee, filed as Exhibit 4.3 to the Company's Registration Statement on Form S-3 (Registration No. 333-88985) filed October 14, 1999.
4.3(d)	Form of Series A Warrant to purchasers of Units including a limited partnership interest in Cephalon Clinical Partners, L.P., filed as Exhibit 10.4 to the Company's Registration Statement on Form S-3 (Registration No. 333-56816) filed on January 7, 1993.
4.3(e)	Form of Series B Warrant to purchasers of Units including a limited partnership interest in Cephalon Clinical Partners, L.P., filed as Exhibit 10.5 to the Company's Registration Statement on Form S-3 (Registration No. 333-56816) filed on January 7, 1993.
4.3(f)	Incentive Warrant to purchase 115,050 shares of Common Stock of Cephalon, Inc. issues to PaineWebber Incorporated, filed as Exhibit 10.6 to the Company's Registration Statement on Form S-3 (Registration No. 333-56816) filed on January 7, 1993.
4.3(g)	Fund Warrant to purchase 19,950 shares of Common Stock of Cephalon, Inc. issued to PaineWebber R&D Partners III, L.P., filed as Exhibit 10.7 to the Company's Registration Statement on Form S-3 (Registration No. 333-56816) filed on January 7, 1993.
4.4(a)	Indenture, dated as of May 7, 2001 between Cephalon, Inc. and State Street Bank and Trust Company, as Trustee, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3 (Registration No. 333-62234) filed June 4, 2001.
4.4(b)	Registration Rights Agreement, dated May 7, 2001 between Cephalon, Inc. and Robertson Stephens, Inc., Adams, Harkness & Hill, Inc., Banc of America Securities LLC, CIBC World Markets Corp., SG Cowen Securities Corporation, UBS Warburg LLC, and U.S. Bancorp Piper Jaffray Inc., as Purchasers, filed as Exhibit 4.2 to the Company's Registration Statement on Form S-3 (Registration No. 333-62234) filed June 4, 2001.
4.5(a)	Indenture, dated as of December 11, 2001 between Cephalon, Inc. and State Street Bank and Trust Company, as Trustee, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3 (Registration No. 333-82788) filed on February 14, 2002.
4.5(b)	Registration Rights Agreement, dated as of December 11, 2001 between Cephalon, Inc. and Credit Suisse First Boston Corporation, Robertson Stephens, Inc., CIBC World Markets Corp., SG Cowen Securities Corporation, UBS Warburg LLC, U.S. Bancorp Piper Jaffray Inc., Adams Harkness & Hill, Inc. and Banc of America Securities, as the Initial Purchasers, filed as Exhibit 4.2 to the Company Registration Statement on Form S-3 (Registration No. 333-82788) filed on February 14, 2002.
4.6(a)	Form of 3 7/8% Convertible Promissory Note Due March 29, 2007, filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2002.
4.6(b)	Registration Rights Agreement between Cephalon, Inc. and Anthem Investors, LLC dated March 29, 2002, filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2002.
10.1	Letter agreement, dated March 22, 1995 between Cephalon, Inc. and the Salk Institute for Biotechnology Industrial Associates, Inc., filed as Exhibit 99.1 to the Company's Registration Statement on Amendment No. 1 to Form S-3 (Registration No. 33-93964) filed on June 30, 1995.
†10.2(a)	Executive Severance Agreement between Frank Baldino, Jr. and Cephalon, Inc. dated July 25, 2002, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2002.
†10.2(b)	Form of Executive Severance Agreement between Certain Executives and Cephalon, Inc. dated July 25, 2002, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2002.
†10.3(a)	Consulting Agreement dated October 1, 2001 between Cephalon, Inc. and Martyn D. Greenacre, filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

†10.3(b)	Amendment to Consulting Agreement between Cephalon, Inc. and Martyn D. Greenacre dated April 1, 2002, filed as Exhibit 10.18(b) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002.
*†10.3(c)	Second Amendment to Consulting Agreement between Cephalon, Inc. and Martyn D. Greenacre dated December 10, 2002.
10.4(a)	License Agreement, dated May 15, 1992 between Cephalon, Inc. and Kyowa Hakko Kogyo Co., Ltd., filed as Exhibit 10.6 to the Transition Report on Form 10-K for transition period January 1, 1991 to December 31, 1991, as amended by Amendment No. 1 filed on September 4, 1992 on Form 8.
10.4(b)	Letter agreement, dated March 6, 1995 amending the License Agreement between Cephalon, Inc. and Kyowa Hakko Kogyo Co., Ltd., filed as Exhibit 10.4(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
10.4(c)	Letter agreement, dated May 11, 1999 amending the License Agreement between Cephalon, Inc. and Kyowa Hakko Kogyo Co., Ltd., filed as Exhibit 10.4(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. (1)
†10.5(a)	Cephalon, Inc. Amended and Restated 1987 Stock Option Plan, filed as Exhibit 10.7 to the Transition Report on Form 10-K for transition period January 1, 1991 to December 31, 1991, as amended by Amendment No. 1 filed on September 4, 1992.
†10.5(b)	Cephalon, Inc. Equity Compensation Plan, as amended and restated, effective as of February 1, 2002, filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-89230) filed on May 28, 2002.
†10.5(c)	Cephalon, Inc. Non-Qualified Deferred Compensation Plan, filed as Exhibit 10.6(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
†10.5(d)	Cephalon, Inc. 2000 Equity Compensation Plan for Employees and Key Advisors, as amended and restated, effective as of May 15, 2002, filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-89228) filed on May 28, 2002.
10.6(a)	Amended and Restated Agreement of Limited Partnership, dated as of June 22, 1992 by and among Cephalon Development Corporation, as general partner, and each of the limited partners of Cephalon Clinical Partners, L.P., filed as Exhibit 10.1 to the Company's Registration Statement on Form S-3 (Registration No. 33-56816) on January 7, 1993.
10.6(b)	Amended and Restated Product Development Agreement, dated as of August 11, 1992 between Cephalon, Inc. and Cephalon Clinical Partners, L.P., filed as Exhibit 10.2 to the Company's Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.
10.6(c)	Purchase Agreement, dated as of August 11, 1992 by and between Cephalon, Inc. and each of the limited partners of Cephalon Clinical Partners, L.P., filed as Exhibit 10.3 to the Company's Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.
10.6(d)	Pledge Agreement, dated as of August 11, 1992 by and between Cephalon, Inc. and Cephalon Clinical Partners, L.P., filed as Exhibit 10.8 to the Company's Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.
10.6(e)	Promissory Note, dated as of August 11, 1992 issued by Cephalon Clinical Partners, L.P. to Cephalon, Inc., filed as Exhibit 10.9 to the Company's Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.
10.6(f)	Form of Promissory Note, issued by each of the limited partners of Cephalon Clinical partners, L.P. to Cephalon Clinical Partners, L.P., filed as Exhibit 10.10 to the Company's Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.
10.7	Supply, Distribution and License Agreement, dated as of July 27, 1993 between Kyowa Hakko Kogyo Co., Ltd. and Cephalon, Inc., filed as Exhibit 10.3 to the Company's Registration Statement on Form S-3 (Registration No. 33-73896) filed on January 10, 1994. (1)
10.8	Toll Manufacturing and Packaging Agreement, dated February 24, 1998 between Cephalon, Inc. and Circa Pharmaceuticals, Inc. (now Watson Pharmaceuticals), filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. (1)

10.9(a)	GABITRIL Product Agreement, dated October 31, 2000 between Cephalon, Inc. and Abbott Laboratories, filed as Exhibit 10.13(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1)
10.9(b)	Toll Manufacturing and Packaging Agreement, dated October 31, 2000 between Cephalon, Inc. and Abbott Laboratories, filed as Exhibit 10.13(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1)
10.10	Joint Research, Development and License Agreement, dated May 28, 1999 between Cephalon, Inc. and H. Lundbeck A/S, filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999. (1)
10.11(a)	Managed Services Agreement, dated November 27, 2000 between Cephalon (UK) Limited and Novartis Pharmaceuticals UK Limited, filed as Exhibit 10.17(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1)
10.11(b)	License Agreement, dated November 27, 2000 between Cephalon, Inc. and Novartis AG, filed as Exhibit 10.17(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1)
10.11(c)	Collaboration Agreement, dated November 27, 2000 between Cephalon, Inc. and Novartis AG, filed as Exhibit 10.17(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1)
10.11(d)	Distribution Agreement, dated November 27, 2000 between Cephalon, Inc. and Novartis AG, filed as Exhibit 10.17(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1)
10.12(a)	Agreement and Plan of Merger, dated July 14, 2000 by and among Cephalon, Inc., Anesta Corp. and C Merger Sub, Inc., filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed July 21, 2000.
10.12(b)	Distribution, License and Supply Agreement, dated December 7, 1999, between Anesta Corp. and Elan Pharma International Limited, filed as Exhibit 10.18 to Anesta Corp.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999. (1)
10.12(c)	Intellectual Property Sale, Amendment and Termination Agreement dated October 2, 2002, amending the Distribution, License and Supply Agreement, dated as of December 7, 1999, and as amended from time to time thereafter, by and between Anesta Corp. and Elan Pharma International Limited, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2002.
10.12(d)	Termination and Asset Sale and Purchase Agreement, dated March 13, 2000 between Abbott Laboratories, Inc. and Anesta Corp., filed as Exhibit 10.19 to Anesta Corp.'s Quarterly Report on Form 10-Q for the period ending March 31, 2000. (1)
10.12(e)	Technology License Agreement, dated September 16, 1985, as amended through December 3, 1993 between Anesta Corp. and the University of Utah Research Foundation, filed as Exhibit 10.6 to Anesta Corp.'s Registration Statement on Form S-1 (File No. 33-72608) filed May 31, 1996. (1)
10.12(f)	Wiley Post Plaza Lease, dated December 7, 1994 between Anesta Corp. and Asset Management Services, filed as Exhibit 10.13 to Anesta Corp.'s Annual Report on Form 10-K (File No. 0-23160) for the fiscal year ended December 31, 1994.
10.13(a)	Toll Manufacturing and Packaging Agreement, dated August 24, 1999 between Cephalon, Inc. and Catalytica Pharmaceuticals, Inc. (now DSM Pharmaceuticals, Inc.), filed as Exhibit 10.16(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
2001. (1)
10.13(b)	Amendment No. 1 to the Toll Manufacturing and Packaging Agreement, dated July 3, 2001 between Cephalon, Inc. and Catalytica Pharmaceuticals, Inc. (now DSM Pharmaceuticals, Inc.), filed as Exhibit 10.16(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. (1)
10.13(c)	Amendment No. 2 to Toll Manufacturing and Packaging Agreement, dated October 9, 2001 between Cephalon, Inc. and Catalytica Pharmaceuticals, Inc. (now DSM Pharmaceuticals, Inc.), filed as Exhibit 10.16(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. (1)
*10.13(d)	Amendment No. 3 to Toll Manufacturing and Packaging Agreement, dated June 21, 2002 between Cephalon, Inc. and DSM Pharmaceuticals, Inc. (2)
*10.14(a)	5% Secured Convertible Note due January 7, 2010 by MDS Proteomics Inc. in favor of Cephalon, Inc.
*10.14(b)	Security Agreement dated January 7, 2003 between MDS Proteomics Inc. and Cephalon, Inc.

*21	List of Subsidiaries
*23.1	Consent of Pricewaterhouse Coopers LLP
*23.2	Information Regarding Arthur Andersen Consent.
*99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.

† Compensation plans and arrangements for executives and others.

(1)
Portions of the Exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment granted by the Securities and Exchange Commission.

(2)
Portions of the Exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

CEPHALON, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Year Ended December 31,	Balance at Beginning of the Year	Additions (Deductions)(1)	Additions(2)	Other Deductions	Balance at End of the Year
Reserve for sales discounts, returns and allowances:
2002	$2,331	$12,243	$—	$9,473	$5,101
2001	$1,136	$6,663	$160	$5,628	$2,331
2000	$5,843	$(2,491)	$—	$2,216	$1,136
Reserve for inventories:
2002	$1,188	$2,609	$—	$—	$3,797
2001	$—	$3	$1,185	$—	$1,188
2000	$—	$—	$—	$—	$—

(1)
Amounts represent charges and reductions to expenses and revenue.

(2)
Amounts represent additions from the acquisition of Group Lafon.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2003

CEPHALON, INC.
By:	/s/ FRANK BALDINO, JR. Frank Baldino, Jr., Ph.D. Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK BALDINO, JR. Frank Baldino, Jr., Ph.D.	Chairman and Chief Executive Officer (Principal executive officer)	March 31, 2003
/s/ J. KEVIN BUCHI J. Kevin Buchi	Sr. Vice President and Chief Financial Officer (Principal financial and accounting officer)	March 31, 2003
/s/ WILLIAM P. EGAN William P. Egan	Director	March 31, 2003
/s/ ROBERT J. FEENEY Robert J. Feeney, Ph.D.	Director	March 31, 2003
Martyn D. Greenacre	Director
/s/ CHARLES A. SANDERS Charles A. Sanders, M.D.	Director	March 31, 2003
Gail R. Wilensky, Ph.D.	Director
/s/ HORST WITZEL Horst Witzel, Dr.-Ing.	Director	March 31, 2003

CERTIFICATIONS

I, Frank Baldino, Jr., certify that:

1.
I have reviewed this annual report on Form 10-K of Cephalon, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Frank Baldino, Jr.

Frank Baldino, Jr., Ph.D.
Chairman and Chief Executive Officer

I, J. Kevin Buchi, certify that:

1.
I have reviewed this annual report on Form 10-K of Cephalon, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ J. Kevin Buchi

J. Kevin Buchi
Senior Vice President and Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I
PART II
REPORT OF INDEPENDENT ACCOUNTANTS
CEPHALON, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
CEPHALON, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
CEPHALON, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share data)
CEPHALON, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) (In thousands, except share data)
CEPHALON, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) (In thousands, except share data)
CEPHALON, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) (In thousands, except share data)
CEPHALON, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) (In thousands, except share data)
PART III
PART IV
CEPHALON, INC. AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (In thousands)
SIGNATURES
CERTIFICATIONS