Form 10-Q
period 2003-03-31
CEPHALON INC
filed 2003-05-15
CIK 873364

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                               to

Commission File Number 0-19119

CEPHALON, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	23-2484489
(State Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
145 Brandywine Parkway, West Chester, PA	19380-4245
(Address of Principal Executive Offices)	(Zip Code)

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

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 7, 2003
Common Stock, par value $.01	55,500,212 Shares

CEPHALON, INC. AND SUBSIDIARIES

ii

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$467,565	$486,097
Investments	79,189	96,591
Receivables, net	89,473	83,130
Inventory, net	60,924	54,299
Deferred tax asset	56,496	56,070
Other current assets	18,741	9,793

Total current assets	772,388	785,980
PROPERTY AND EQUIPMENT, net	95,104	90,066
GOODWILL	298,769	298,769
OTHER INTANGIBLE ASSETS, net	345,226	351,719
DEBT ISSUANCE COSTS, net	22,054	21,406
DEFERRED TAX ASSET, net	115,115	114,002
OTHER ASSETS	60,315	27,148

	$1,708,971	$1,689,090

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$16,122	$15,402
Accounts payable	30,435	23,089
Accrued expenses	73,539	80,444
Current portion of deferred revenues	770	712

Total current liabilities	120,866	119,647
LONG-TERM DEBT	859,843	860,897
DEFERRED REVENUES	1,896	1,968
DEFERRED TAX LIABILITIES	53,232	52,666
OTHER LIABILITIES	13,530	11,327

Total liabilities	1,049,367	1,046,505

COMMITMENTS AND CONTINGENCIES (Note 8)	—	—
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, 2,500,000 shares issued, and none outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 55,492,803 and 55,425,841 shares issued, and 55,219,946 and 55,152,984 shares outstanding	555	554
Additional paid-in capital	1,035,810	1,034,137
Treasury stock, 272,857 and 272,857 shares outstanding, at cost	(11,989)	(11,989)
Accumulated deficit	(392,925)	(405,163)
Accumulated other comprehensive income	28,153	25,046

Total stockholders' equity	659,604	642,585

	$1,708,971	$1,689,090

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(In thousands, except per share data)
REVENUES:
Product sales	$137,593	$95,803
Other revenues	7,104	15,698

	144,697	111,501

COSTS AND EXPENSES:
Cost of product sales	20,538	13,845
Research and development	33,656	29,823
Selling, general and administrative	54,606	40,284
Depreciation and amortization	10,641	8,293

	119,441	92,245

INCOME FROM OPERATIONS	25,256	19,256

OTHER INCOME AND EXPENSE
Interest income	2,594	2,870
Interest expense	(8,536)	(11,498)
Charge on early extinguishment of debt	—	(7,142)
Other income (expense)	424	(838)

	(5,518)	(16,608)

INCOME BEFORE INCOME TAXES	19,738	2,648
INCOME TAX EXPENSE	(7,500)	(1,985)

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	12,238	663
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	—	(3,534)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$12,238	$(2,871)

BASIC INCOME (LOSS) PER COMMON SHARE:
Income per common share before cumulative effect of a change in accounting principle	$0.22	$0.01
Cumulative effect of a change in accounting principle	—	(0.06)

	$0.22	$(0.05)

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income per common share before cumulative effect of a change in accounting principle	$0.21	$0.01
Cumulative effect of a change in accounting principle	—	(0.06)

	$0.21	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	55,452	54,963

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—ASSUMING DILUTION	57,090	57,304

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Common Stock			Treasury Stock			Accumulated Other Comprehensive Income
	Comprehensive Income (Loss)				Additional Paid-in Capital			Accumulated Deficit
		Total	Shares	Amount		Shares	Amount
	(In thousands, except share data)
BALANCE, JANUARY 1, 2001		$398,731	54,909,533	$549	$982,123	223,741	$(9,523)	$(576,691)	$2,273
Income	$171,528	171,528		—	—		—	171,528	—

Foreign currency translation gain	20,367
Unrealized investment gains	2,406

Other comprehensive income	22,773	22,773		—	—		—	—	22,773

Comprehensive income	$194,301

Stock options exercised		5,940	347,686	4	6,056	2,055	(120)	—	—
Tax benefit from the exercise of stock options		40,998		—	40,998		—	—	—
Restricted stock award plan		2,828	129,900	1	2,827		—	—	—
Employee benefit plan		2,133	38,722	—	2,133		—	—	—
Treasury stock acquired		(2,346)		—	—	47,061	(2,346)	—	—

BALANCE, DECEMBER 31, 2002		642,585	55,425,841	554	1,034,137	272,857	(11,989)	(405,163)	25,046
Income	$12,238	12,238		—	—		—	12,238	—

Foreign currency translation gain	3,601
Unrealized investment losses	(494)

Other comprehensive income	3,107	3,107		—	—		—	—	3,107

Comprehensive income	$15,345

Stock options exercised		861	56,326	1	860		—	—	—
Restricted stock award plan		312		—	312		—	—	—
Employee benefit plan		501	10,636	—	501		—	—	—

BALANCE, MARCH 31, 2003 (Unaudited)		$659,604	55,492,803	$555	$1,035,810	272,857	$(11,989)	$(392,925)	$28,153

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,238	$(2,871)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	2,100	—
Depreciation and amortization	10,641	8,293
Amortization of debt issuance costs	792	5,055
Cumulative effect of changing inventory costing method from FIFO to LIFO	—	3,534
Stock-based compensation expense	813	1,405
Non-cash charge on early extinguishment of debt	—	7,142
Other	(595)	—
Increase (decrease) in cash due to changes in assets and liabilities:
Receivables	(5,530)	1,597
Inventory	(5,872)	(786)
Other assets	(11,076)	(1,506)
Accounts payable, accrued expenses and deferred revenues	(427)	(13,229)
Other liabilities	1,140	37

Net cash provided by operating activities	4,224	8,671

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,917)	(3,038)
Investments in non-marketable securities	(32,975)	—
Acquistion of intangible assets	—	(4,974)
Sales and maturities (purchases) of investments, net	16,908	(83,368)

Net cash used for investing activities	(21,984)	(91,380)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of common stock options, warrants and employee stock purchase plan	861	2,057
Payments to acquire treasury stock	—	(40)
Principal payments on and retirements of long-term debt	(2,643)	(11,144)

Net cash used for financing activities	(1,782)	(9,127)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,010	(868)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,532)	(92,704)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	486,097	548,727

CASH AND CASH EQUIVALENTS, END OF PERIOD	$467,565	$456,023

Supplemental disclosures of cash flow information:
Cash payments for interest	$1,193	$3,170
Non-cash investing and financing activities:
Capital lease additions	460	325

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

Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K, filed with the Securities and Exchange Commission, which includes audited financial statements as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full year.

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

        Statement of Financial Accounting Standards (SFAS) No. 95, "Statement of Cash Flows," requires that the effect of exchange rate changes on cash held in foreign currencies be reported as a separate item in the reconciliation of beginning and ending cash and cash equivalents. All other foreign currency cash flows are reported in the applicable line of the consolidated statement of cash flows using an approximation of the exchange rate in effect at the time of the cash flows.

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

        We provided income taxes for the three months ended March 31, 2003 at an effective rate of 38% of pretax income which is our expected effective tax rate for the year ending December 31, 2003. At March 31, 2003, the deferred tax asset recognized in our consolidated balance sheet is net of a valuation allowance of $44.8 million relating to certain tax credits, international operating loss carryforwards and temporary differences that we believe are not likely to be recovered.

Investments in Non-marketable Securities

        We maintain investments in certain non-marketable securities of other entities, which are accounted for under the cost method and included in Other Assets in our consolidated balance sheets. In January 2003, we announced that we had entered into a five-year agreement with MDS Proteomics Inc. (MDSP), a subsidiary of MDS Inc., to utilize MDSP's technologies with the objective of accelerating the clinical development of and broadening the market opportunities for our pipeline of small chemical compounds. MDSP will receive payments upon the successful achievement of specified milestones and will receive royalties on sales of products resulting from the collaboration. As part of the agreement, we purchased from MDSP a $30.0 million 5% convertible note due 2010. The note is convertible into MDSP's common stock at an initial conversion price of $22.00 per share, subject to adjustment if MDSP sells shares of its common stock at a lower price.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," which requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. We adopted SFAS 143 on January 1, 2003. The adoption of this new standard has not had any impact on our current financial statements.

        In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement amends or rescinds certain existing authoritative pronouncements including SFAS No. 4, "Reporting Gains and Losses on Extinguishment of Debt," such that the provisions of Accounting Principles Board (APB) Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" must now be followed to determine if the early extinguishment of debt should be classified as an extraordinary item. In addition, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria in APB 30 must be reclassified. SFAS 145 is effective for fiscal years beginning after May 15, 2002. We adopted this new standard effective December 31, 2002 and reclassified all gains and losses on early extinguishment of debt as other income and expense, rather than extraordinary items, in our current financial statements.

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

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements describing the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

        We account for stock-based employee compensation arrangements in accordance with provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost, if any, is measured as the excess of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. We have opted to disclose only the provisions of SFAS 123, "Accounting for Stock-Based Compensation," and SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment to FASB Statement No. 123," as they pertain to financial statement recognition of compensation expense attributable to option grants. As such, no compensation cost has been recognized for our stock option plans. If we had elected to recognize compensation cost based on the fair value of stock options as prescribed by SFAS 123 and

SFAS 148, the pro forma income (loss) and income (loss) per share amounts would have been as follows:

	For the three months ended March 31,
	2003	2002
Income (loss) applicable to common shares, as reported	$12,238	$(2,871)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,646)	(8,651)

Pro forma income (loss) applicable to common shares	$4,592	$(11,522)

Earnings per share:
Basic income (loss) per share, as reported	$0.22	$(0.05)
Basic income (loss) per share, pro forma	$0.08	$(0.21)
Diluted income (loss) per share, as reported	$0.21	$(0.05)
Diluted income (loss) per share, pro forma	$0.08	$(0.21)

        In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees." This Interpretation requires that upon the issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The adoption of this new statement has not had any impact on our current financial statements.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." This Interpretation addresses consolidation of variable interest entities where an enterprise does not have voting control over the entity but has a controlling financial interest in the entity. FIN 46 is effective for all financial statements issued after September 30, 2003. As a result of the adoption of this standard, Cephalon Clinical Partners, L.P. will be consolidated in our financial statements in the third quarter of 2003. This consolidation will not have a material impact on our financial statements. Our investments in non-marketable securities of other entities are not considered variable interest entities and we will not have to consolidate these entities.

2.     JOINT VENTURE

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

        In addition, our statement of operations for the three months ended March 31, 2002 included certain charges related to the operations of the joint venture, as follows:

Selling, general and administrative expenses	$3,508
Interest expense	3,163
Interest income	(190)

Total	$6,481

3.     CASH, CASH EQUIVALENTS AND INVESTMENTS

        Cash, cash equivalents and investments consisted of the following:

	March 31, 2003	December 31, 2002
Cash and cash equivalents:
Demand deposits and money market funds	$467,565	$486,097
Short-term investments (at market value):
U.S. government agency obligations	—	4,994
Asset backed securities	55,739	65,796
Bonds	23,450	25,801

	79,189	96,591

Total cash, cash equivalents and investments	$546,754	$582,688

        The contractual maturities of our investments in cash, cash equivalents, and investments at March 31, 2003 are as follows:

Less than one year	$469,711
Greater than one year but less than two years	35,197
Greater than two years	41,846

$546,754

4.     RECEIVABLES

        Receivables consisted of the following:

	March 31, 2003	December 31, 2002
Trade receivables	$69,060	$63,659
Receivables from collaborations	13,391	12,321
Other receivables	12,844	12,251

	95,295	88,231
Reserve for sales discounts, returns and allowances	(5,822)	(5,101)

	$89,473	$83,130

5.     INVENTORY

        Inventory consisted of the following:

	March 31, 2003	December 31, 2002
Raw materials	$29,849	$28,628
Work-in-process	8,781	2,448
Finished goods	22,294	23,223

	$60,924	$54,299

        Effective January 1, 2002, we changed our method of valuing domestic inventories from the first-in, first-out, or FIFO method, to the last-in, first-out, or LIFO method. We recognized a charge of $3.5 million in the first quarter of 2002 as the cumulative effect of adopting the LIFO inventory costing method. The acquisition of additional manufacturing operations at the end of 2001 and the expansion of our internal manufacturing capacity for ACTIQ has reduced our reliance on third party manufacturers. The expansion of our internal manufacturing capabilities should allow us to benefit from efficiencies of scale and lead to lower per unit inventory costs. The LIFO method will reflect these expected changes to manufacturing costs on the statement of operations on a timelier basis, resulting in a better matching of current costs of products sold with product revenues.

6.     OTHER INTANGIBLE ASSETS, NET

        Other intangible assets consisted of the following:

	March 31, 2003	December 31, 2002
Developed technology acquired from Lafon	$132,000	$132,000
Trademarks/tradenames acquired from Lafon	16,000	16,000
GABITRIL product rights	112,150	110,749
Novartis CNS product rights	41,641	41,641
ACTIQ marketing rights	75,465	75,465
Modafinil marketing rights	8,143	7,906
Other product rights	12,818	12,377

	398,217	396,138
Less accumulated amortization	(52,991)	(44,419)

	$345,226	$351,719

        Other intangible assets are amortized over their estimated useful economic life using the straight line method. Amortization expense was $8.2 million and $6.2 million for the three months ended March 31, 2003 and 2002, respectively. Estimated amortization expense of intangible assets for each of the next five years is approximately $32.8 million.

7.     LONG-TERM DEBT

        Long-term debt consisted of the following:

	March 31, 2003	December 31, 2002
Capital lease obligations	$2,750	$2,594
Mortgage and building improvement loans	10,797	10,940
Convertible subordinated notes	837,282	838,000
Notes payable/Other	7,673	7,603
Due to Abbott Laboratories	17,463	17,162

Total debt	875,965	876,299
Less current portion	(16,122)	(15,402)

Total long-term debt	$859,843	$860,897

Interest Rate Swaps

        In January 2003, we entered into an interest rate swap agreement with a financial institution in the aggregate notional amount of $200.0 million. Under the swap, we agreed to pay a variable interest rate on $200.0 million notional amount equal to LIBOR-BBA + .29% (currently 1.58%) in exchange for the financial institution's agreement to pay a fixed rate of 2.5%. The variable interest rate is re-calculated every three months. We also agreed to provide the financial institution with cash collateral to support our obligations under the agreement. The initial collateral amount was $3.0 million; as of March 31, 2003, the collateral balance was $3.6 million and was recorded in Other Assets in our consolidated balance sheet. We increased the carrying value of the subordinated notes by $2.2 million at the time the agreement was made. This amount will be amortized over the four-year term of the agreement. At March 31, 2003, an adjustment was recorded to reduce the carrying value of the subordinated notes and increase the amount due for settling the interest rate swap. In our results of operations for the three months ended March 31, 2003, we recorded a charge of $0.5 million for both the amortization of the bond premium and the adjustment to the carrying value.

8.     COMMITMENTS AND CONTINGENCIES

Takeover Bid for SIRTeX Medical Limited

        On March 7, 2003, our wholly-owned subsidiary, Cephalon Australia Pty. Limited, formally commenced a takeover bid for SIRTeX Medical Limited (ASX: SRX). SIRTeX markets SIR-Spheres®, a product approved in the United States, Europe, Australia and portions of Asia for the treatment of liver cancer. Under its bid, Cephalon Australia offered A$4.85 cash for each SIRTeX ordinary share including any SIRTeX shares that are issued on the exercise of SIRTeX options. The bid is subject to a number of conditions, including the requirement that we obtain an interest in at least 90% of the issued share capital of SIRTeX (the "90% Minimum Acceptance Condition"). Cephalon Australia also has obtained an option to acquire shares from SIRTeX's largest shareholder representing up to 19.9 percent of the total issued share capital of SIRTeX at a price of A$4.85 per SIRTeX share. At our direction, the shares underlying this option have been tendered into the bid as of the date hereof. The total bid value is approximately US$161.0 million. To protect against fluctuations in the A$/US$exchange rate during the bid period, in February 2003, we entered into a foreign currency exchange rate hedge that locked in the U.S. dollar value of the bid; in April 2003, we sold this option at a gain of which $1.0 million was recognized in our first quarter of 2003 financial statements. As a result, the dollar amount of our bid is now subject to fluctuations in the A$/US$exchange rate.

        As of May 15, 2003, SIRTeX shareholders had tendered shares representing approximately 57.4% of the outstanding shares of SIRTeX. If the 90% Minimum Acceptance Condition is not satisfied, our offer for SIRTeX will terminate on May 27, 2003. We also indicated to SIRTeX shareholders that we will not under any circumstances increase our cash offer price above the current A$4.85 price.

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

        We are a party to certain other litigation in the ordinary course of our business, including, among others, U.S. patent interference proceedings, European patent oppositions, and matters alleging employment discrimination, product liability and breach of commercial contract. We are vigorously defending ourselves in all of the actions against us and do not believe these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows.

9.     COMPREHENSIVE INCOME (LOSS)

        Our comprehensive income (loss) includes net income (loss), unrealized gains and losses from foreign currency translation adjustments, and unrealized investment gains and losses. Our total comprehensive income (loss) is as follows:

	Three months ended March 31,
	2003	2002
Income (loss)	$12,238	$(2,871)
Foreign currency translation adjustment	3,601	(263)
Unrealized investment losses	(494)	(497)

Other comprehensive income (loss)	3,107	(760)
Comprehensive income (loss)	$15,345	$(3,631)

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

	Three months ended March 31,
	2003	2002
Basic income (loss) per share computation:
Numerator:
Income before cumulative effect of a change in accounting principle	$12,238	$663
Cumulative effect of a change in accounting principle	—	(3,534)

Net income (loss) used for basic income (loss) per common share	$12,238	$(2,871)

Denominator:
Weighted average shares used for basic income (loss) per common share	55,452,000	54,963,000
Basic income (loss) per common share:
Income per common share before cumulative effect of a change in accounting principle	$0.22	$0.01
Cumulative effect of a change in accounting principle	—	(0.06)

	$0.22	$(0.05)

Diluted income (loss) per share computation:
Numerator:
Income (loss) before cumulative effect of a change in accounting principle	$12,238	$663
Cumulative effect of a change in accounting principle	—	(3,534)

Net income (loss) used for diluted income (loss) per common share	$12,238	$(2,871)

Denominator:
Weighted average shares used for basic income (loss) per common share	55,452,000	54,963,000
Effect of dilutive securities:
Employee stock options and restricted stock awards	1,638,000	2,341,000

Weighted average shares used for diluted income (loss) per common share	57,090,000	57,304,000

Diluted income (loss) per common share:
Income per common share before cumulative effect of a change in accounting principle	$0.21	$0.01
Cumulative effect of a change in accounting principle	—	(0.06)

	$0.21	$(0.05)

        The weighted average shares used in the calculation of diluted income per common share for the three months ended March 31, 2003 excludes 5,709,000 shares relating to employee stock options and 10,661,000 shares relating to convertible notes as the inclusion of such shares would be anti-dilutive. The weighted average shares used in the calculation of diluted income (loss) per common share for the three months ended March 31, 2002 excludes 1,685,000 shares relating to employee stock options and 9,906,000 shares relating to convertible notes as the inclusion of such shares would be anti-dilutive.

11.   SEGMENT AND SUBSIDIARY INFORMATION

        We have significant sales, manufacturing, and research operations conducted by several subsidiaries located in Europe. Prior to 2002, our European operations were immaterial.

        Although we now have significant European operations, we have determined that all of our operations have similar economic characteristics and may be aggregated with our United States operations into a single operational segment for reporting purposes. Summarized revenue and long-lived asset information by geographic region is provided below:

        Revenues:

	Three months ended March 31,
	2003	2002
United States	$111,027	$83,469
Europe	33,670	28,032

Total	$144,697	$111,501

        Long-lived assets:

	March 31, 2003	December 31, 2002
United States	$415,131	$383,768
Europe	521,452	519,342

Total	$936,583	$903,110

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our audited financial statements, including the related notes, presented in our Annual Report on Form 10-K for the year ended December 31, 2002.

RECENT DEVELOPMENTS

        In the first quarter of 2003, we announced the following events:

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

        On March 7, 2003, our wholly-owned subsidiary, Cephalon Australia Pty. Limited, formally commenced a takeover bid for SIRTeX Medical Limited (ASX: SRX). SIRTeX markets SIR-Spheres®, a product approved in the United States, Europe, Australia and portions of Asia for the treatment of liver cancer. Under its bid, Cephalon Australia has offered A$4.85 cash for each SIRTeX ordinary share including any SIRTeX shares that are issued on the exercise of SIRTeX options. Cephalon Australia also has obtained an option to acquire shares from SIRTeX's largest shareholder representing up to 19.9 percent of the total issued share capital of SIRTeX at a price of A$4.85 per SIRTeX share. The total bid value is approximately US$161.0 million. For more information, see Part II—Item 5 below.

        On March 18, 2003, we announced that we had entered into a license agreement with Tanabe Seiyaku Co., Ltd. for Tanabe to commercialize ACTIQ in Japan. As our exclusive licensee, Tanabe will develop, register and market ACTIQ and any future formulations or improvements of the product in Japan and will have the opportunity to develop and commercialize other breakthrough pain products from Cephalon in Japan. The initiation of this agreement did not have any impact on our current financial statements.

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

        Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 1 of this Form 10-Q and Note 1 to the consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2002. The SEC defines critical accounting policies as those that are, in management's view, most important to the portrayal of the company's financial condition and results of operations and most demanding of their judgment. Management considers the following policies to be critical to an understanding of our consolidated financial statements and the uncertainties associated with the complex judgments made by us that could impact our results of operations, financial position and cash flows.

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

        Valuation of Property and Equipment, Goodwill, Intangible Assets and Investments—Our property and equipment has been recorded at cost and is being amortized on a straight-line basis over the estimated useful life of those assets. Our intangible assets (which consist primarily of developed technology, trademarks, and product and marketing rights), are amortized over estimated useful lives which are intended to approximate the estimated pattern of economic benefits generated by the asset. Determining the "estimated pattern of economic benefit" for an intangible asset is a highly subjective and difficult assessment. To the extent that the pattern cannot be reliably determined, a straight line amortization method may be used.

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

        We evaluate our investments in non-marketable securities of outside entities on a quarterly basis by reviewing key indicators of the entities' financial performance, condition and outlook. We review the entities' most recent financial statements and discuss the entities' current and future financial and operational strategies with their senior management personnel. We also discuss with our senior research and development personnel the current status of and future expectations for any collaborative agreements we have with those entities. Based on this information, we make a determination as to whether any impairment in the carrying value of our investments exists. This determination is a highly subjective process that is based on the evaluation of qualitative information and numerous assumptions as to future events. Nonetheless, we believe our evaluation process provides a reasonable basis for our determination. Any impairment loss on one or more of our investments could have a material adverse impact on our financial position and results of operations. No impairment losses related to our investments have been recorded to date.

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

        Prior to 2002, we had a history of losses from our operations, which generated significant international, federal and state net operating loss and tax credit carryforwards. We record a valuation allowance against deferred tax assets if it is more likely than not that they will not be recovered. Based on our profitability for the year ended December 31, 2002 and projected future results, in the fourth quarter of 2002, we concluded that it was more likely than not that we would be able to realize a significant portion of the deferred tax assets, and therefore, we reversed a significant portion of the valuation allowance. As a result, beginning in 2003, we are providing for income taxes at a rate equal to our estimated combined federal, state and foreign statutory effective rates. Subsequent adjustments to our estimates of our ability to recover the deferred tax assets could cause our provision for income taxes to vary from period to period.

RESULTS OF OPERATIONS

  Three months ended March 31, 2003 compared to three months ended March 31, 2002

	Three months ended March 31,
	2003	2002
	(In thousands)
Product sales:
PROVIGIL	$55,789	$46,782
ACTIQ	46,201	19,267
GABITRIL	12,672	10,164
Other products	22,931	19,590

Total product sales	137,593	95,803

Other revenues:
H. Lundbeck A/S	3,242	2,200
Novartis Pharma AG	1,082	2,328
Sanofi-Synthélabo	1,988	9,735
Other	792	1,435

Total other revenues	7,104	15,698

Total revenues	$144,697	$111,501

        Revenues—Total product sales in the first quarter of 2003 increased 44% over the first quarter of 2002. The increase is attributable to a number of factors including:

  •
  Sales of PROVIGIL increased 19% as compared to the same period last year. The increase was the net result of strong U.S. demand for PROVIGIL as indicated by a 35% increase in prescriptions, driven in part by an expansion of our sales force and marketing efforts in 2002 and by domestic price increases of approximately 8%, in the aggregate, effective June 1, 2002 and January 1, 2003. These increases were partially offset by the reduction throughout 2002 and the first three months of 2003 of higher than normal inventory levels which existed at certain wholesalers at the end of 2001and 2002 due to significant speculative buying.

  •
  Sales of ACTIQ increased 140% as compared to the same period last year. This increase was due, in part, to an expanded sales force and continued, focused marketing efforts to pain specialists as indicated by an 89% increase in U.S. prescriptions. Domestic price increases of approximately 8%, in the aggregate, effective March 1, 2002 and January 1, 2003 also contributed to higher sales recorded in 2003.

  •
  Sales of GABITRIL increased 25% compared to the same period last year. Domestic sales increased 47% driven by an expansion of our sales force and marketing efforts in 2002 as indicated by an 82% increase in U.S. prescriptions. Average increases in domestic prices of approximately 12%, in the aggregate, effective March 1, 2002 and January 1, 2003 also contributed to higher sales recorded in 2003. Our European sales of GABITRIL decreased $1.1 million compared to the same period last year due to initial stocking purchases by distributors in the first quarter of 2002 following our December 2001 acquisition of European rights to GABITRIL.

  •
  Other product sales consist primarily of sales of other products and certain third party products in various international markets, principally in France. The increase in other product sales is due to the translation impact of a strengthening of the Euro versus the U.S. dollar in the first quarter of 2003 as compared to the first quarter of 2002.

        Amounts recorded as other revenues primarily consist of amortization of up-front fees, ongoing research and development funding, milestone payments and payments under co-promotional or managed services agreements. Total other revenues decreased approximately 55% from period to period. The decrease is primarily due to the reduction in the amount of revenue recorded under our collaboration agreement with Sanofi-Synthélabo primarily due to a decrease in the contractual reimbursement rate from Sanofi-Synthélabo which took effect in the second quarter of 2002. The level of other revenue recognized from period to period may continue to fluctuate based on the status of each related project and terms of each collaboration agreement. Therefore, past levels of other revenues may not be indicative of future levels.

        Cost of Product Sales—The cost of product sales in the first quarter of 2003 increased to approximately 15% of product sales from approximately 14% in the first quarter of 2002. This increase is due to a $1.5 million charge for the costs of our recall of ACTIQ product inventory in the first quarter of 2003. See Part II—Item 5.

        Research and Development Expenses—Research and development expenses increased 13% to $33.7 million for the first quarter of 2003 from $29.8 million for the first quarter of 2002. Approximately $3.6 million of this increase is due to additional studies of GABITRIL in 2003 to explore the utility of GABITRIL beyond its respective indication and increased expenditures associated with the Phase 2/3 study of CEP-1347 in Parkinson's Disease. These increases were partially offset by the completion of the PROVIGIL Pediatric Attention Deficit/Hyperactivity Disorder study in 2002. In addition, $1.1 million of this increase is attributable to expenditures on development costs for various research compounds.

        Selling, General and Administrative Expenses—Selling, general and administrative expenses increased 36% to $54.6 million for the first quarter 2003 from $40.3 million for the first quarter of 2002. Sales and marketing costs increased $9.8 million in the U.S. as a result of the expansion of our field sales forces and additional promotional expenses for our products. In addition, the strengthening of the Euro as compared to the U.S. dollar caused selling, general and administrative expenses at our Cephalon France subsidiary to increase by $1.4 million over the same period in 2002.

        Depreciation and Amortization Expenses—Depreciation and amortization expenses increased to $10.6 million for the first quarter of 2003 from $8.3 million for the first quarter of 2002, of which $2.0 million is attributable to amortization expense in 2003 associated with the capitalization of various payments in 2002 for additional product rights.

        Other Income and Expense—Interest income decreased by $0.3 million from the first quarter of 2002 due to lower average investment balances. Interest expense decreased by $3.0 million from the first quarter of 2002 primarily due to $3.2 million of interest expense in the first quarter of 2002 associated with the joint venture, which was partially offset by $0.5 million of interest expense recognized in 2003 on our 3.875% convertible subordinated notes issued March 31, 2002. In the first quarter of 2002, we also recognized a charge on early extinguishment of debt of $7.1 million as a result of our purchase of the investor's interests in the joint venture. This charge consisted of a write-off of $4.6 million of the remaining capitalized costs associated with the formation of the joint venture and a $2.5 million loss on the early extinguishment of debt. Other income (expense) increased $1.3 million from the first quarter of 2002 primarily due to the recording of a $1.0 million gain on the increase in the fair value of a foreign currency derivative instrument.

        Income Taxes—We recognized $7.5 million of income tax expense in the first quarter of 2003 based on an overall effective tax rate of 38%. Income tax expense of $2.0 million recorded in the first quarter of 2002 represent foreign income taxes associated with activities in France.

        Cumulative Effect of Changing Inventory Costing Method from FIFO to LIFO—Effective January 1, 2002, we changed our method of valuing domestic inventories from the first-in, first-out, or FIFO method, to the last-in, first-out, or LIFO method. We recognized a charge of $3.5 million in the first quarter of 2002 as the cumulative effect of adopting the LIFO inventory costing method.

LIQUIDITY AND CAPITAL RESOURCES

        Cash, cash equivalents and investments at March 31, 2003 were $546.8 million, representing 32% of total assets. Working capital, which is calculated as current assets less current liabilities, was $651.5 million at March 31, 2003.

Net Cash Provided by Operating Activities

        Net cash provided by operating activities was $4.2 million for three months ended March 31, 2003 as compared to $8.7 million for the same period in 2002. The decrease in cash provided by operating activities in the first quarter of 2003 over the comparable period in 2002 was due primarily to higher income from operations in 2003 partially offset by (i) increased accounts receivable primarily driven by product sales, (ii) increased levels of inventory to support our growing sales and (iii) increases in other current assets, primarily prepaid expenditures.

Net Cash (Used for) Provided by Investing Activities

        Net cash used for investing activities was $22.0 million for the three months ended March 31, 2003 as compared to $91.4 million for the same period in 2002. Purchases of available for sale investments in 2002 were partially offset by purchases of investments of non-marketable securities in 2003.

Net Cash Used for Financing Activities

        Net cash used for financing activities was $1.8 million for the three months ended March 31, 2003, as compared to $9.1 million for the same period in 2002. The period-to-period change is primarily the result of higher principal payments in 2002 including a payment of $6.0 million made to Abbott Laboratories in January 2002 due under our licensing agreement for U.S. product rights to GABITRIL.

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

        We are a party to certain other litigation in the ordinary course of our business, including, among others, U.S. patent interference proceedings, European patent oppositions, and matters alleging employment discrimination, product liability and breach of commercial contract. We are vigorously defending ourselves in all of the actions against us and do not believe these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows.

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

Outlook

        Cash, cash equivalents and investments at March 31, 2003 were $546.8 million. We expect to use these funds for working capital and general corporate purposes, including the acquisition of businesses, products, product rights, or technologies, the payment of contractual obligations, including scheduled interest payments on our convertible notes, and/or the purchase, redemption or retirement of our convertible notes. Prior to 2001, we had negative cash flows from operations and used the proceeds of public and private placements of our equity and debt securities to fund operations. We expect sales of our three most significant marketed products, PROVIGIL, ACTIQ and GABITRIL, in combination with other revenues, will allow us to continue to generate profits and significant positive cash flows from operations in 2003. At this time, however, we cannot accurately predict the effect of certain developments on product sales in 2004 and beyond, such as the degree of market acceptance and exclusivity of our products, competition, the effectiveness of our sales and marketing efforts and the outcome of our efforts to demonstrate the utility of our products in indications beyond those already included in the FDA approved labels.

        In the first quarter of 2003, we experienced a moderation in prescription growth for our products compared to the fourth quarter of 2002, which we believe was the result of the expansion and reorganization of our U.S. sales force during the first quarter. We do not believe, however, that the level of first quarter prescriptions is indicative of future levels of prescription growth for our products.

        Analysis of prescription data for PROVIGIL in the United States indicates physicians have elected to prescribe the product to treat indications outside of its currently labeled indication of excessive daytime sleepiness associated with narcolepsy. Our strategy for PROVIGIL is to broaden the range of clinical uses that are approved by the FDA and European regulatory agencies to include many of its currently prescribed uses. To that end, we have filed an sNDA with the FDA requesting marketing approval of PROVIGIL in the United States for the treatment of excessive sleepiness associated with disorders of sleep and wakefulness in adults. If the FDA does not approve the sNDA, it is not clear what impact, if any, this may have in 2004 and beyond on physicians who currently prescribe PROVIGIL for indications other than narcolepsy. However, without this expanded label, our sales of PROVIGIL in 2004 and beyond may not continue to grow at historical levels.

        Continued sales growth of PROVIGIL beyond the December 2005 expiration of orphan drug exclusivity depends, in part, on our maintaining protection on the modafinil particle-size patent. The

FDA could grant us a six-month extension of our current exclusivity if we perform an additional clinical study of PROVIGIL in pediatric patients. On March 28, 2003, we filed a patent infringement lawsuit in U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Pharmaceuticals Inc., and Barr Laboratories, Inc. based upon the ANDAs filed by each of these companies seeking FDA approval for a generic equivalent of modafinil. The lawsuit claims infringement of our U.S. Patent No. RE37516, which covers the pharmaceutical compositions and methods of treatment with the form of modafinil contained in PROVIGIL. We intend to vigorously defend the validity, and prevent infringement, of this patent. See "—Certain Risks Related to Our Business." Our sales of ACTIQ also depend on our existing patent protection, which will begin to expire in the U.S. in May 2005. The compressed powder formulation of ACTIQ that we expect to begin selling in the second quarter of 2003 has patent protection that expires in September 2006. The FDA could grant us a six-month extension of this patent if we perform an additional study in pediatric patients.

        We expect to continue to incur significant expenditures associated with manufacturing, selling and marketing our products and conducting additional clinical studies to explore the utility of these products in treating disorders beyond those currently approved in their respective labels. With respect to PROVIGIL, we plan to initiate pivotal clinical trials in ADHD in 2003. With respect to GABITRIL, we expect to initiate larger studies in the second quarter of 2003 in Generalized Anxiety Disorder and Post Traumatic Stress Disorder. We also expect to continue to incur significant expenditures to fund research and development activities, including clinical trials, for our other product candidates and for improved formulations for our existing products, including studies of the R-isomer of modafinil. In the future, we may seek to mitigate the risk in our research and development programs by seeking sources of funding for a portion of these expenses through collaborative arrangements with third parties. However, we intend to retain a portion of the commercial rights to these programs and, as a result, we still expect to spend significant funds on our share of the cost of these programs, including the costs of research, preclinical development, clinical research and manufacturing.

        We may have significant fluctuations in quarterly results based primarily on the level and timing of:

  •
  product sales and cost of product sales;

  •
  inventory stocking or destocking practices of our large customers;

  •
  achievement and timing of research and development milestones;

  •
  collaboration revenues;

  •
  cost and timing of clinical trials;

  •
  marketing and other expenses; and

  •
  manufacturing or supply disruptions.

        We recently expanded our internal manufacturing capacity for ACTIQ at our Salt Lake City facility and moved production of ACTIQ for the U.S. market to our Salt Lake City facility in the second quarter of 2003. In February 2003, the FDA approved our sNDA requesting this change. Manufacturing ACTIQ for the U.S. market at our Salt Lake City facility should allow us to benefit from efficiencies of scale and lead to lower cost of product sales for ACTIQ in 2003 and beyond. See Part II—Item 5 for more information.

        We have outstanding as of March 31, 2003, $181.0 million of 5.25% convertible subordinated notes due May 2006, $600.0 million of 2.50% convertible subordinated notes due December 2006, and $55.0 million of 3.875% convertible notes due March 2007. The 5.25% notes, 2.50% notes and 3.875% notes are convertible at the option of the holders into our common stock at per share conversion prices of $74.00, $81.00 and $70.36, respectively. The 5.25% notes and 2.50% notes also are redeemable by us at certain redemption prices beginning in May 2003 and December 2004, respectively. The holders of the 3.875% notes, on March 28, 2005, can elect to require us to redeem all or part of the 3.875% notes at a redemption price of 100% of such principal amount redeemed. In the future, we may agree to exchanges of the notes for shares of our common stock or may determine to use a portion of our existing cash on hand to purchase, redeem or retire all or a portion of the outstanding convertible notes. For example, in April 2003, we purchased $7.0 million of the 5.25% notes in the open market at par value. The annual interest payments on the $829.0 million of convertible notes outstanding as of the date hereof are $26.2 million payable at various dates throughout the year. In January 2003, we entered into an interest rate swap agreement with a financial institution in the aggregate notional amount of $200.0 million. Under the swap, we agreed to pay a variable interest rate on $200.0 million notional amount equal to LIBOR-BBA + .29% (currently 1.58%) in exchange for the financial institution's agreement to pay a fixed rate of 2.5%. The variable interest rate is re-calculated every three months. We also agreed to provide the financial institution with cash collateral to support our obligations under the agreement. The initial collateral amount was $3.0 million; as of March 31, 2003, the collateral balance was $3.6 million and was recorded in Other Assets in our consolidated balance sheet.

        As part of our business strategy, we plan to consider and, as appropriate, make acquisitions of other businesses, products, product rights or technologies. Our cash reserves and other liquid assets may be inadequate to consummate these acquisitions and it may be necessary for us to raise substantial additional funds in the future to complete these transactions. In addition, these acquisitions may result in significant charges to earnings for acquisition and related expenses that may include merger related costs or acquired in-process research and development charges, among others. On March 7, 2003, our wholly-owned subsidiary formally commenced a cash takeover bid of A$4.85 for each outstanding share of SIRTeX Medical Limited. If our bid is successful, the total consideration for the outstanding SIRTeX shares will be approximately $161.0 million, which will be funded using our existing cash balances. To protect against fluctuations in the A$/US$exchange rate during the bid period, in February 2003, we entered into a foreign currency exchange rate hedge that locked in the U.S. dollar value of the bid; in April 2003, we sold this option at a gain of which $1.0 million was recognized in our first quarter of 2003 financial statements. As a result, the dollar amount of our bid is now subject to fluctuations in the A$/US$exchange rate. If our bid is successful, we would expect to make a substantial monetary investment in many aspects of SIRTeX's business, particularly in the areas of manufacturing, sales, marketing, and distribution. For more information on the status of our bid, see Part II—Item 5 below.

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

        For the year ended December 31, 2002, approximately 80% of our total worldwide net product sales were derived from sales of PROVIGIL, ACTIQ and GABITRIL. We cannot be certain that these products will continue to be accepted in their markets. Specifically, the following factors, among others, could affect the level of market acceptance of PROVIGIL, ACTIQ and GABITRIL:

  •
  the perception of the healthcare community of their safety and efficacy, both in an absolute sense and relative to that of competing products;

  •
  the effectiveness of our sales and marketing efforts;

  •
  any unfavorable publicity regarding these products or similar products;

  •
  the price of the product relative to other competing drugs or treatments;

  •
  any changes in government and other third-party payer reimbursement policies and practices; and

  •
  regulatory developments affecting the manufacture, marketing or use of these products.

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

        In the fourth quarter of 2002, we submitted to the FDA an sNDA for an expanded label for PROVIGIL. While the clinical studies supporting the sNDA met their primary endpoints, we cannot be sure that we will succeed in obtaining FDA approval to market PROVIGIL for a broader indication than that approved in its current label. If the FDA does not approve the sNDA it is not clear what impact this may have on physicians who currently prescribe PROVIGIL. However, the absence of an expanded label may make it significantly more difficult to maintain or accelerate current rates of growth for PROVIGIL.

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

        The U.S. composition of matter patent for modafinil expired in 2001. We own U.S. and foreign patent rights that expire between 2014 and 2015 covering pharmaceutical compositions of modafinil and, more specifically, covering certain particle sizes contained in this pharmaceutical composition. Ultimately, these patents might be found invalid if challenged by a third party, or a potential competitor could develop a competing product or product formulation that avoids infringement of these patents. The FDA has accepted four abbreviated new drug applications, or ANDAs, for pharmaceutical products containing modafinil. Each of these ANDAs contained a Paragraph IV certification in which the ANDA applicant certified that the U.S. particle-size modafinil patent covering PROVIGIL either is invalid or will not be infringed by the ANDA product. On March 28, 2003, we filed a patent infringement lawsuit in U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Pharmaceuticals Inc., and Barr Laboratories, Inc. based upon the ANDAs filed by each of these companies with the FDA. The lawsuit claims infringement of our U.S. Patent No. RE37516. While we intend to vigorously defend the validity of this patent and prevent infringement, these efforts will be both expensive and time consuming and, ultimately, may not be successful. If an ANDA is approved ultimately, a competitor could begin selling a modafinil-based product upon the expiration of our FDA orphan drug exclusivity, currently in December 2005, which would significantly and negatively impact revenues from PROVIGIL. If we perform an additional clinical study of PROVIGIL in pediatric patients, the FDA could grant us a six-month extension of our orphan drug exclusivity (to June 2006) and of the particle size patent term. However, we cannot be sure that the FDA will grant such extension.

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

Manufacturing, supply and distribution problems may create supply disruptions that could result in a reduction of product sales revenue and an increase in costs of sales, and damage commercial prospects for our products.

        The manufacture, supply and distribution of pharmaceutical products, both inside and outside the United States, is highly regulated and complex. At our two manufacturing facilities in France, we produce the active drug substance modafinil and certain other commercial products. At our U.S. facility in Salt Lake City, Utah, we manufacture ACTIQ for international markets and, beginning in the second quarter of 2003, for the United States. For the remainder of our products, we solely rely on third parties for product manufacturing. In all cases, we must comply with all applicable regulatory requirements of the FDA and foreign authorities, including current Good Manufacturing Practice regulations. In addition, we must comply with all applicable regulatory requirements of the Drug Enforcement Administration, and analogous foreign authorities for certain products. The facilities used by us and third parties to manufacture, store and distribute our products also are subject to inspection by regulatory authorities at any time to determine compliance with regulations. These regulations are complex, and any failure to comply with them could lead to remedial action, civil and criminal penalties and delays in production or distribution of material.

        In April 2003, we initiated a voluntary recall of certain batches of ACTIQ that were distributed in Europe based upon our determination that some units in these batches might contain levels of fentanyl that were higher than those established in the product specifications. Following investigation, we concluded that this problem was caused by the raw material supplied to us for use in production. We believe we have taken appropriate corrective action, and we continue to manufacture ACTIQ at our Salt Lake City facility for European distribution, as well as for the expected introduction of the compressed powder formulation in the United States during the second quarter of 2003. We have discussed the nature of the recall and our corrective action with the FDA, and have filed the necessary documentation with the FDA to evidence these changes. However, as with many regulatory submissions, there can be no assurance that the FDA will approve these changes on a timely basis. The recall has resulted in a reduction of sales revenue and an increase in cost of sales in the first quarter of 2003, with an aggregate financial impact in the amount of $2.2 million. We are not aware of any adverse events with respect to any ACTIQ product contained in any of the recalled batches.

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

        During research and development, the use of pharmaceutical products, such as ours, is limited principally to clinical trial patients under controlled conditions and under the care of expert physicians. The widespread commercial use of our products could produce undesirable or unintended side effects that have not been evident in our clinical trials or the relatively limited commercial use to date. In addition, in patients who take multiple medications, drug interactions could occur that can be difficult to predict. Additionally, incidents of product misuse may occur. These events, among others, could result in additional regulatory controls that could limit the circumstances under which the product is prescribed or even lead to the withdrawal of the product from the market. More specifically, ACTIQ has been approved under regulations concerning drugs with certain safety profiles, under which the FDA has established special restrictions to ensure safe use. Any violation of these special restrictions could lead to the imposition of further restrictions or withdrawal of the product from the market.

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

        We currently have a number of products that have been approved for sale in the United States, foreign countries or both. All of our approved products are subject to extensive continuing regulations relating to, among other things, testing, manufacturing, quality control, labeling, and promotion. The failure to comply with any rules and regulations of the FDA or any foreign medical authority, or the post-approval discovery of previously unknown problems relating to our products, could result in, among others:

  •
  fines, recalls or seizures of products;

  •
  total or partial suspension of manufacturing activities and/or product sales;

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

        As of March 31, 2003, we had $859.8 million of indebtedness outstanding, including $836.0 million outstanding under convertible notes with a conversion price far in excess of our current stock price. Of the indebtedness outstanding, $783.2 million matures in 2006. During 2002, we incurred interest expenses of $38.2 million on our outstanding indebtedness. These factors, among other things, could make it difficult for us to make payments on or refinance our indebtedness or to obtain additional financing in the future, or limit our future flexibility and make us more vulnerable in the event of a downturn in our business. Unless we are able to generate sufficient cash flow from operations to service our indebtedness, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our debt service or repayment obligations, thus adversely affecting the market price for our securities.

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

        Many of our competitors have substantially greater capital resources, research and development staffs and facilities than we have, and substantially greater experience in conducting clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. These entities represent significant competition for us. In addition, competitors who are developing products for the treatment of neurological or oncological disorders might succeed in developing technologies and products that are more effective than any that we develop or sell or that would render our technology and products obsolete or noncompetitive. Competition and innovation from these or other sources, including advances in current treatment methods, could potentially affect sales of our products negatively or make our products obsolete. Furthermore, we may be at a competitive marketing disadvantage against companies that have broader product lines and whose sales personnel are able to offer more complementary products than we can. Any failure to maintain our competitive position could adversely affect our business and results of operations.

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

        In addition, as a result of our efforts to acquire businesses or enter into other significant transactions, we have experienced, and will likely continue to experience, significant charges to earnings for merger and related expenses (whether or not our efforts are successful) that may include transaction costs, closure costs or acquired in-process research and development charges. These costs may include substantial fees for investment bankers, attorneys, accountants and other advisers, as well as severance and other closure costs associated with the elimination of duplicate operations and facilities. Our incurrence of these charges could adversely affect our results of operations for particular quarterly or annual periods.

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

        The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future. For example, from January 1, 2002 through May 7, 2003, our common stock traded at a high price of $78.88 and a low price of $35.82. Negative announcements, including, among others:

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

A portion of our product sales and expenses are subject to exchange rate fluctuations in the normal course of business that could adversely affect our reported results of operations.

        Historically, a portion of our product sales and expenses has been earned and incurred, respectively, in currencies other than the U.S. dollar. For the year ended December 31, 2002, approximately 23% of our net product sales were denominated in currencies other than the U.S. dollar. We translate revenue earned from product sales and expenses incurred into U.S. dollars at the average exchange rate applicable during the relevant period. A strengthening of the U.S. dollar would, therefore, reduce our revenues and expenses. Fluctuations in the rate of exchange between the U.S. dollar and the euro and other currencies may affect period-to-period comparisons of our operating results. Historically, we have not hedged our exposure to these fluctuations in exchange rates.

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

        Our principal customers are wholesale drug distributors. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. Three large wholesale distributors control a significant share of the market. For the year ended December 31, 2002, these wholesaler customers, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, in the aggregate, accounted for 72% of our total gross product sales. The loss or bankruptcy of any of these customers could materially and adversely affect our results of operations and financial condition.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        In addition to historical facts or statements of current condition, this report and the documents into which this report is and will be incorporated contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements contained in this report constitute our expectations or forecasts of future events as of the date this report was filed with the SEC and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as "anticipate," "will," "estimate," "expect," "project," "intend," "should," "plan," "believe," "hope," and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. In particular, these forward-looking statements include, among others, statements about:

  •
  our dependence on sales of PROVIGIL, ACTIQ and GABITRIL in the United States and the market prospects and future marketing efforts for these products;

  •
  any potential expansion of the authorized uses of our existing products;

  •
  our anticipated scientific progress in our research programs and our development of potential pharmaceutical products including our ongoing or planned clinical trials, the timing and costs of such trials and the likelihood or timing of revenues from these products, if any;

  •
  the timing and unpredictability of regulatory approvals in the pharmaceutical industry, including with respect to our sNDA submission and ACTIQ manufacturing process changes;

  •
  our ability to adequately protect our technology and enforce our intellectual property rights and the future expiration of patent and/or regulatory exclusivity on certain of our products;

  •
  our ability to realize lower cost of sales as a result of manufacturing ACTIQ at our Salt Lake City facility;

  •
  our future cash flow, our ability to service or repay our existing debt and our ability to raise additional funds, if needed, in light of our current and projected level of operations; and

  •
  other statements regarding matters that are not historical facts or statement of current condition.

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

  •
  scientific or regulatory setbacks with respect to research programs, clinical trials, manufacturing activities and/or our existing products;

  •
  unanticipated cash requirements to support current operations, expand our business or incur capital expenditures;

  •
  the inability to adequately protect our key intellectual property rights, including as a result of an adverse adjudication with respect to the PROVIGIL litigation;

  •
  the loss of key management or scientific personnel;

  •
  the activities of our competitors in the industry, including the filing of ANDAs with a Paragraph IV certification for any product containing modafinil;

  •
  market conditions in the biotechnology industry that make raising capital or consummating acquisitions difficult, expensive or both; and

  •
  enactment of new government regulations, court decisions, regulatory interpretations or other initiatives that are adverse to us or our interests.

        We do not intend to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. We discuss in more detail the risks that we anticipate in the section above included in this Item 2 and entitled "Certain Risks Related to our Business." This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        We are exposed to foreign currency exchange risk related to our operations in European subsidiaries that have transactions, assets, and liabilities denominated in foreign currencies that are translated into U.S. dollars for consolidated financial reporting purposes. Historically, we have not hedged any of these foreign currency exchange risks. For the three months ended March 31, 2003, an average 10% strengthening of the U.S. dollar relative to the currencies in which our European subsidiaries operate would have resulted in a decrease in reported net sales and expenses of $3.4 million for that period. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not assume any changes in the level of operations of our European subsidiaries.

        In January 2003, we entered into an interest rate swap agreement with a notional amount of $200.0 million to convert our convertible notes with fixed interest rates of 2.5% to variable interest rates. We pay interest under the swap based on the 3-month LIBOR-BBA rate plus 29 basis points, adjusted quarterly. At inception, we recognized a premium on the value of the bonds of $2.2 million that we will amortize and recognize as interest expense over the remaining term of the notes. We also recognize adjustments to interest expense based on changes in the fair values of the bonds and the swap agreement each quarter. If LIBOR increases or decreases by 100 basis points, our annual interest expense would change by $2.0 million. Changes in interest rates and the price and volatility of our common stock would also affect the fair values of the notes and the swap agreement, resulting in adjustments to interest expense.

        In January 2003, we entered into a foreign exchange contract to protect against fluctuations in the Australian Dollar against the U.S. Dollar related to our bid for SIRTeX Medical Limited. We recognized a gain of $1.0 million for the three months ended March 31, 2003 based on an increase in the fair value of this contract. On April 29, 2003, we terminated this contact, resulting in an additional gain that we will recognize in the second quarter of 2003.

        Except for the interest rate swap agreement described above, our exposure to market risk for a change in interest rates relates to our investment portfolio, since all of our outstanding debt is fixed rate. Our investments are classified as short-term and as "available for sale." We do not believe that short-term fluctuations in interest rates would materially affect the value of our securities.

ITEM 4. CONTROLS AND PROCEDURES

        We maintain a set of controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Senior Vice President and Chief Financial

Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)). Based on that evaluation, our Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

        There have been no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 5. OTHER INFORMATION

Information Required by Item 11 of Form 8-K

        The information under this Item is being provided as required by Item 11 of Form 8-K. Participants in the Cephalon, Inc. 401(k) Profit Sharing Plan were subject to a "blackout period," as defined in Regulation BTR (Blackout Trading Restriction) as a result of a planned change in the existing plan provider under the plan to a new plan provider. The blackout period commenced on March 24, 2003 in anticipation of this proposed change and was expected to end during the week of April 7, 2003. As a result of a subsequent decision to not change the plan provider, we informed the 401(k) plan participants and Directors and Executive Officers that the blackout period ended as of March 26, 2003.

        During the blackout period, the ability of all participants in the 401(k) plan to purchase, sell, or otherwise acquire or transfer an interest in plan assets, to make changes in investment options and to initiate distributions or loans was suspended. The ability of our Directors and executive officers to purchase, sell, or otherwise transfer any equity securities of Cephalon (or derivative securities of those equity securities) was also suspended. All of our equity securities and derivative securities of our equity securities (including Cephalon common stock, options to acquire shares of Cephalon common stock and debt securities convertible into shares of Cephalon common stock) were subject to the blackout period. The person designated by us to respond to inquiries about the blackout period was Robin DeRogatis, Director, Compensation & Benefits, Cephalon, Inc., 145 Brandywine Parkway, West Chester, PA 19380, (610) 738-6434.

ACTIQ Recall in Europe

        In April 2003, we initiated a voluntary recall of certain batches of ACTIQ that were distributed in Europe based upon our determination that some units in these batches might contain levels of fentanyl that were higher than those established in the product specifications. Following investigation, we concluded that this problem was caused by the raw material supplied to us for use in production. We believe we have taken appropriate corrective action, and we continue to manufacture ACTIQ at our Salt Lake City facility for European distribution, as well as for the expected introduction of the compressed powder formulation in the United States during the second quarter of 2003. We have discussed the nature of the recall and our corrective action with the FDA, and have filed the necessary documentation with the FDA to evidence these changes. However, as with many regulatory submissions, there can be no assurance that the FDA will approve these changes on a timely basis. The recall has resulted in a reduction of sales revenue and an increase in cost of sales in the first quarter of 2003, with an aggregate financial impact in the amount of $2.2 million. We are not aware of any adverse events with respect to any ACTIQ product contained in any of the recalled batches.

Takeover Bid for SIRTeX Medical Limited

        On March 7, 2003, our wholly-owned subsidiary, Cephalon Australia Pty. Limited, formally commenced a takeover bid for SIRTeX Medical Limited (ASX: SRX). SIRTeX markets SIR-Spheres®, a product approved in the United States, Europe, Australia and portions of Asia for the treatment of liver cancer. Under its bid, Cephalon Australia offered A$4.85 cash for each SIRTeX ordinary share including any SIRTeX shares that are issued on the exercise of SIRTeX options. The bid is subject to a number of conditions, including the requirement that we obtain an interest in at least 90% of the issued share capital of SIRTeX (the "90% Minimum Acceptance Condition"). Cephalon Australia also has obtained an option to acquire shares from SIRTeX's largest shareholder representing up to 19.9 percent of the total issued share capital of SIRTeX at a price of A$4.85 per SIRTeX share. At our direction, the shares underlying this option have been tendered into the bid as of the date hereof. The total bid value is approximately US$161.0 million.

        As of May 15, 2003, SIRTeX shareholders had tendered shares representing approximately 57.4% of the outstanding shares of SIRTeX. If the 90% Minimum Acceptance Condition is not satisfied, our offer for SIRTeX will terminate on May 27, 2003. We have indicated to SIRTeX shareholders that we will not under any circumstances increase our cash offer price above the current A$4.85 price.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

Exhibit No.		Description
10.1	*	ISDA Master Agreement dated January 22, 2003, between Credit Suisse First Boston International and Cephalon, Inc., including Schedule to the Master Agreement dated as of January 22, 2003.
10.2	*
ISDA Credit Support Annex to the Schedule to the ISDA Master Agreement dated as of January 22, 2003 between Credit Suisse First Boston International and Cephalon, Inc., including the Elections and Variables to the ISDA Credit Support Annex dated as of January 22, 2003.
10.3	*	Letter Agreement Confirmation dated January 22, 2003, between Credit Suisse First Boston International and Cephalon, Inc.
10.4
5% Secured Convertible Note due January 7, 2010 by MDS Proteomics Inc. in favor of Cephalon, Inc. (previously filed as Exhibit 10.14(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.5
Security Agreement dated January 7, 2003 between MDS Proteomics Inc. and Cephalon, Inc. (previously filed as Exhibit 10.14(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
99.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.

  (b)
  Reports on Form 8-K:

        During the first quarter of 2003, the Registrant filed the following Current Reports on Form 8-K.

  •
  On February 6, 2003, the Registrant filed a Current Report on Form 8-K that included a Press Release dated February 5, 2003 publicly announcing that the Registrant had learned of an ANDA filing for a generic form of modafinil.

  •
  On February 13, 2003, the Registrant filed a Current Report on Form 8-K that included Press Releases dated February 11, 2003 publicly announcing the Registrant's intention to make a cash bid to acquire SIRTeX Medical Limited, an Australian public company.

  •
  On March 6, 2003, the Registrant filed a Current Report on Form 8-K describing adjustments to certain amounts reporting in the Registrant's February 19, 2003 Press Release.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEPHALON, INC. (Registrant)
May 15, 2003	By	/s/ FRANK BALDINO, JR. Frank Baldino, Jr., Ph.D. Chairman and Chief Executive Officer (Principal executive officer)
	By	/s/ J. KEVIN BUCHI J. Kevin Buchi Senior Vice President and Chief Financial Officer (Principal financial and accounting officer)

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

Date: May 15, 2003
/s/ FRANK BALDINO, JR.* Frank Baldino, Jr., Ph.D. Chairman and Chief Executive Officer (Principal executive officer)

*
A signed original of this written statement required by Section 302 of the Sarbanes-Oxley Act of 2002 has been provided to Cephalon, Inc. and will be retained by Cephalon, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

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

Date: May 15, 2003
/s/ J. KEVIN BUCHI* J. Kevin Buchi Senior Vice President and Chief Financial Officer (Principal financial officer)

*
A signed original of this written statement required by Section 302 of the Sarbanes-Oxley Act of 2002 has been provided to Cephalon, Inc. and will be retained by Cephalon, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

QuickLinks

  PART I—FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS