Form 10-Q
period 2003-06-30
CEPHALON INC
filed 2003-08-14
CIK 873364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

(610) 344-0200
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒         No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒        No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 6, 2003
Common Stock, par value $.01	55,536,687 Shares

CEPHALON, INC. AND SUBSIDIARIES

ii

CEPHALON, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,062,694	$486,097
Investments	149,923	96,591
Receivables, net	101,327	83,130
Inventory, net	62,388	54,299
Deferred tax asset	56,745	56,070
Other current assets	12,502	9,793
Total current assets	1,445,579	785,980

PROPERTY AND EQUIPMENT, net	101,747	90,066
GOODWILL	298,769	298,769
OTHER INTANGIBLE ASSETS, net	339,294	351,719
DEBT ISSUANCE COSTS, net	43,038	21,406
DEFERRED TAX ASSET, net	197,424	114,002
OTHER ASSETS	61,844	27,148
	$2,487,695	$1,689,090

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$14,177	$15,402
Accounts payable	39,046	23,089
Accrued expenses	63,539	80,444
Current portion of deferred revenues	623	712
Total current liabilities	117,385	119,647

LONG-TERM DEBT	1,603,594	860,897
DEFERRED REVENUES	1,897	1,968
DEFERRED TAX LIABILITIES	51,284	52,666
OTHER LIABILITIES	13,183	11,327
Total liabilities	1,787,343	1,046,505

COMMITMENTS AND CONTINGENCIES (Note 8)	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, 2,500,000 shares issued, and none outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 55,523,098 and 55,425,841 shares issued, and 55,247,458 and 55,152,984 shares outstanding	555	554
Additional paid-in capital	1,049,788	1,034,137
Treasury stock, 275,640 and 272,857 shares outstanding, at cost	(12,114)	(11,989)
Accumulated deficit	(374,802)	(405,163)
Accumulated other comprehensive income	36,925	25,046
Total stockholders’ equity	700,352	642,585
	$2,487,695	$1,689,090

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2003	2002	2003	2002

REVENUES:
Product sales	$160,275	$108,767	$297,868	$204,570
Other revenues	8,552	11,960	15,656	27,658
	168,827	120,727	313,524	232,228

COSTS AND EXPENSES:
Cost of product sales	22,161	15,472	42,699	29,317
Research and development	39,139	31,401	72,795	61,224
Selling, general and administrative	65,546	44,911	120,152	85,195
Depreciation and amortization	10,926	8,042	21,567	16,335
	137,772	99,826	257,213	192,071

INCOME FROM OPERATIONS	31,055	20,901	56,311	40,157

OTHER INCOME AND EXPENSE
Interest income	2,581	3,770	5,175	6,640
Interest expense	(7,820)	(9,782)	(16,356)	(21,280)
Charge on early extinguishment of debt	—	—	—	(7,142)
Other income (expense)	1,887	(460)	2,311	(1,298)
	(3,352)	(6,472)	(8,870)	(23,080)

INCOME BEFORE INCOME TAXES	27,703	14,429	47,441	17,077

INCOME TAX EXPENSE	(9,580)	—	(17,080)	(1,985)

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	18,123	14,429	30,361	15,092

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	—	—	—	(3,534)

NET INCOME APPLICABLE TO COMMON SHARES	$18,123	$14,429	$30,361	$11,558

BASIC INCOME PER COMMON SHARE:
Income per common share before cumulative effect of a change in accounting principle	$0.33	$0.26	$0.55	$0.27
Cumulative effect of a change in accounting principle	—	—	—	(0.06)
	$0.33	$0.26	$0.55	$0.21

DILUTED INCOME PER COMMON SHARE:
Income per common share before cumulative effect of a change in accounting principle	$0.31	$0.25	$0.53	$0.26
Cumulative effect of a change in accounting principle	—	—	—	(0.06)
	$0.31	$0.25	$0.53	$0.20

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	55,504	55,071	55,478	55,017

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-ASSUMING DILUTION	64,435	57,033	57,062	57,161

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional				Accumulated Other
	Comprehensive		Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
(In thousands, except share data)	Income (Loss)	Total	Shares	Amount	Capital	Shares	Amount	Deficit	Income

BALANCE, JANUARY 1, 2002		$398,731	54,909,533	$549	$982,123	223,741	$(9,523)	$(576,691)	$2,273

Net income	$171,528	171,528		—	—		—	171,528	—

Foreign currency translation gain	20,367
Unrealized investment gains	2,406
Other comprehensive income	22,773	22,773		—	—		—	—	22,773
Comprehensive income	$194,301

Stock options exercised		5,940	347,686	4	6,056	2,055	(120)	—	—

Tax benefit from the exercise of stock options		40,998		—	40,998		—	—	—

Restricted stock award plan		2,828	129,900	1	2,827		—	—	—

Employee benefit plan		2,133	38,722	—	2,133		—	—	—

Treasury stock acquired		(2,346)		—	—	47,061	(2,346)	—	—

BALANCE, DECEMBER 31, 2002		642,585	55,425,841	554	1,034,137	272,857	(11,989)	(405,163)	25,046

Net income	$30,361	30,361	—	—	—		—	30,361	—

Foreign currency translation gain	12,310
Unrealized investment losses	(431)
Other comprehensive income	11,879	11,879		—	—		—	—	11,879
Comprehensive income	$42,240

Sale of warrants associated with convertible subordinated notes		178,315		—	178,315		—	—	—

Purchase of Convertible Hedge associated with convertible subordinated notes		(258,584)			(258,584)

Tax benefit from the purchase of Convertible Hedge		90,500			90,500

Tax benefit from the exercise of stock options		3,100		—	3,100		—	—	—

Stock options exercised		868	72,494	1	867		—	—	—

Restricted stock award plan		624	6,175	—	624		—	—	—

Employee benefit plan		829	18,588	—	829		—	—	—

Treasury stock acquired		(125)		—	—	2,783	(125)	—	—

BALANCE, JUNE 30, 2003 (Unaudited)		$700,352	55,523,098	$555	$1,049,788	275,640	$(12,114)	$(374,802)	$36,925

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,361	$11,558
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	2,150	—
Tax benefit from exercise of stock options	3,100	—
Depreciation and amortization	21,567	16,335
Amortization of debt issuance costs	2,247	7,099
Cumulative effect of changing inventory costing method from FIFO to LIFO	—	3,534
Stock-based compensation expense	1,453	2,444
Non-cash charge on early extinguishment of debt	—	7,142
Other	—	3,266
Increase (decrease) in cash due to changes in assets and liabilities:
Receivables	(23,016)	(3,927)
Inventory	(5,698)	(2,803)
Other assets	3,670	(6,344)
Accounts payable, accrued expenses and deferred revenues	4,576	(6,083)
Other liabilities	(1,048)	(1,945)

Net cash provided by operating activities	39,362	30,276

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,546)	(6,572)
Investments in non-marketable securities	(32,975)	—
Acquisition of intangible assets	—	(23,658)
Sales and maturities (purchases) of investments, net	(53,762)	(145,992)

Net cash used for investing activities	(99,283)	(176,222)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of common stock options	868	3,065
Payments to acquire treasury stock	(125)	(171)
Principal payments on and retirements of long-term debt	(13,568)	(15,354)
Net proceeds from issuance of convertible subordinated notes	727,319	—
Proceeds from sale of warrants	178,315	—
Purchase of Convertible Hedge	(258,584)	—

Net cash provided by (used for) financing activities	634,225	(12,460)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,293	1,465

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	576,597	(156,941)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	486,097	548,727

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,062,694	$391,786

Supplemental disclosures of cash flow information:
Cash payments for interest	$13,310	$13,981
Non-cash investing and financing activities:
Capital lease additions	570	663

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

Our corporate and research and development headquarters are in West Chester, Pennsylvania, and we have offices in Salt Lake City, Utah, France, the United Kingdom, Germany and Switzerland. We operate manufacturing facilities in France for the production of modafinil, which is the active drug substance in PROVIGIL® (modafinil) tablets [C-IV], and other products marketed primarily in France. We also operate manufacturing facilities in Salt Lake City, Utah for the production of ACTIQ® (oral transmucosal fentanyl citrate) [C-II] for distribution and sale in the European Union and, since the second quarter of 2003, the United States.

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

Foreign Currency

For foreign operating entities with currencies other than the U.S. Dollar, the local currency is the functional currency and we translate asset and liability balances at exchange rates in effect at the end of the period, and income and expense transactions at the average exchange rates in effect during the period.  Resulting translation adjustments are reported as a separate component of accumulated other comprehensive income included in stockholders’ equity. Gains and losses from foreign currency transactions are included in the consolidated statements of operations.

Statement of Financial Accounting Standards (SFAS) No. 95, “Statement of Cash Flows,” requires that the effect of exchange rate changes on cash held in foreign currencies be reported as a separate item in the reconciliation of beginning and ending cash and cash equivalents.  All other foreign currency cash flows are reported in the applicable line of the consolidated statement of cash flows using an approximation of the exchange rate in effect at the time of the cash flows.

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

Income Taxes

We account for income taxes using the liability method under SFAS No. 109, “Accounting for Income Taxes.” This method generally provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of the assets and liabilities and expected benefits of utilizing net operating loss and tax credit carryforwards.  We record a valuation allowance for temporary differences if we believe that we are not likely to realize future tax benefits from them.  The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the consolidated financial statements in the period of enactment.

We provided income taxes for the six months ended June 30, 2003 at an effective rate of 36% of pretax income which is our expected effective tax rate for the year ending December 31, 2003.  At June 30, 2003, the deferred tax asset recognized in our consolidated balance sheet is net of a valuation allowance of $44.8 million relating to certain tax credits, international operating loss carryforwards and temporary differences that we believe are not likely to be recovered.

Investments in Non-marketable Securities

We maintain investments in certain non-marketable securities of other unaffiliated entities, which are accounted for under the cost method and included in Other Assets in our consolidated balance sheets. In January 2003, we announced that we had entered into a five-year agreement with MDS Proteomics Inc. (MDSP), a subsidiary of MDS Inc., to utilize MDSP’s technologies with the objective of accelerating the clinical development of and broadening the market opportunities for our pipeline of small chemical compounds.  MDSP will receive payments upon the successful achievement of specified milestones and will receive royalties on sales of products resulting from the collaboration.  As part of the agreement, we purchased from MDSP a $30.0 million 5% convertible note due 2010.  The note is convertible into MDSP’s common stock at an initial conversion price of $22.00 per share, subject to adjustment if MDSP sells shares of its common stock at a lower price.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued  SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset’s useful life. We adopted SFAS 143 on January 1, 2003.  The adoption of this new standard has not had any impact on our current financial statements.

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement amends or rescinds certain existing authoritative pronouncements including SFAS No. 4, “Reporting Gains and Losses on Extinguishment of Debt,” such that the provisions of Accounting Principles Board (APB) Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” must now be followed to determine if the early extinguishment of debt should be classified as an extraordinary item.  In addition, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria in APB 30 must be reclassified. SFAS 145 is effective for fiscal years beginning after May 15, 2002.  We adopted this new standard effective December 31, 2002 and reclassified all gains and losses on early extinguishment of debt as other income and expense, rather than extraordinary items, in our current financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” This Statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance in Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Statement requires that costs associated with exit or disposal activities be recorded at their fair values when a liability has been incurred. SFAS 146 is effective for disposal activities initiated after December 31, 2002. The adoption of this new standard has not had any impact on our current financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements describing the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

We account for stock-based employee compensation arrangements in accordance with provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Compensation cost, if any, is measured as the excess of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock.  We have opted to disclose only the provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment to FASB Statement No. 123,” as they pertain to financial statement recognition of compensation expense attributable to option grants.  As such, no compensation cost has been recognized for our stock option plans.  If we had elected to recognize compensation cost based on the fair value of stock options as prescribed by SFAS 123 and SFAS 148, the pro forma income (loss) and income (loss) per share amounts would have been as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Income applicable to common shares, as reported	$18,123	$14,429	$30,361	$11,558
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,375)	(8,425)	(15,267)	(17,356)
Pro forma income (loss) applicable to common shares for basic income (loss) per share calculation	$10,748	$6,004	$15,094	$(5,798)

Earnings per share:
Basic income per share, as reported	$0.33	$0.26	$0.55	$0.21
Basic income (loss) per share, pro forma	$0.19	$0.11	$0.27	$(0.11)

Diluted income per share, as reported	$0.31	$0.25	$0.53	$0.20
Diluted income (loss) per share, pro forma	$0.19	$0.11	$0.26	$(0.11)

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees.”  This Interpretation requires that upon the issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee.  FIN 45 is effective for guarantees issued or modified after December 31, 2002.  The adoption of this new statement has not had any impact on our current financial statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.”  This Interpretation addresses consolidation of variable interest entities where an enterprise does not have voting control over the entity but has a controlling financial interest in the entity.  FIN 46 is effective for all financial statements issued after September 30, 2003.  As a result of the adoption of this standard, Cephalon Clinical Partners, L.P. will be consolidated in our financial statements in the third quarter of 2003. This consolidation will not have a material impact on our financial statements.  Our investments in non-marketable securities of other entities are not considered variable interest entities and, therefore, we have not consolidated these entities.

In April 2003, the FASB issued SFAS No. 149, “Amendment of FASB Statement 133 on Derivative Instruments and Hedging Activities.”  This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an “underlying” to conform it to language used in FIN No. 45,  and amends certain other existing pronouncements.  This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The adoption of this new standard does not have any effect on our current financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this new standard does not have any effect on our current financial statements.

In May 2003, the FASB’s Emerging Issues Task Force reached consensus on Issue 00-21. This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, this Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying this Issue, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. This Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The application of this Issue does not have any effect on our current financial statements.

2.     JOINT VENTURE

In December 2001, we formed a joint venture with unaffiliated third party investors to fund additional commercial activities in support of PROVIGIL and GABITRIL in the United States. In exchange for our transfer to the joint venture of certain intellectual property and other rights related to these two products, we received a Class B interest, representing a 50% interest in the joint venture. In exchange for a contribution of $50.0 million in cash to the joint venture, the investors received Class A interests, also representing a 50% interest in the joint venture. As of December 31, 2001, the $50.0 million investors’ Class A interest was recorded on our balance sheet as long-term debt, and the joint venture’s cash balance of $50.0 million was included in our balance of cash and cash equivalents.

On March 29, 2002, we acquired the investors’ Class A interests and ended the joint venture by issuing to the investors, through a private placement, $55.0 million aggregate principal amount of 3.875% convertible subordinated notes due March 2007.

The purchase of the investor’s Class A interests in the joint venture resulted in the recognition of a charge of $7.1 million on the early extinguishment of debt during the first quarter of 2002.  The following table summarizes the calculation of this charge:

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

In addition, our statement of operations for the six months ended June 30, 2002 included certain charges related to the operations of the joint venture, as follows:

Selling, general and administrative expenses	$3,508
Interest expense	3,163
Interest income	(190)
Total	$6,481

3.     CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash, cash equivalents and investments consisted of the following:

	June 30, 2003	December 31, 2002
Cash and cash equivalents:
Demand deposits and money market funds	$479,769	$486,097
U.S. government agency obligations	224,748	—
Commercial paper	358,177	—
	1,062,694	486,097

Short-term investments (at market value):
U.S. government agency obligations	—	4,994
Commercial paper	87,266	—
Asset backed securities	39,018	65,796
Bonds	23,639	25,801
	149,923	96,591

Total cash, cash equivalents and investments	$1,212,617	$582,688

The contractual maturities of our investments in cash, cash equivalents, and investments at June 30, 2003 are as follows:

Less than one year	$1,149,977
Greater than one year but less than two years	26,671
Greater than two years	35,969
$1,212,617

4.     RECEIVABLES

Receivables consisted of the following:

	June 30, 2003	December 31, 2002
Trade receivables	$84,473	$63,659
Receivables from collaborations	12,384	12,321
Other receivables	11,938	12,251
	108,795	88,231
Reserve for sales discounts, returns and allowances	(7,468)	(5,101)
	$101,327	$83,130

5.     INVENTORY

Inventory consisted of the following:

	June 30, 2003	December 31, 2002
Raw materials	$24,774	$28,628
Work-in-process	11,804	2,448
Finished goods	25,810	23,223
	$62,388	$54,299

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

6.     OTHER INTANGIBLE ASSETS, NET

Other intangible assets consisted of the following:

	June 30, 2003	December 31, 2002
Developed technology acquired from Lafon	$132,000	$132,000
Trademarks/tradenames acquired from Lafon	16,000	16,000
GABITRIL product rights	113,781	110,749
Novartis CNS product rights	41,641	41,641
ACTIQ marketing rights	75,465	75,465
Modafinil marketing rights	8,626	7,906
Other product rights	13,471	12,377
	400,984	396,138
Less accumulated amortization	(61,690)	(44,419)
	$339,294	$351,719

Other intangible assets are amortized over their estimated useful economic life using the straight line method.  Amortization expense was $8.3 million and $6.6 million for the three months ended June 30, 2003 and 2002, respectively, and $16.5 million and $12.8 million for the six months ended June 30, 2003 and 2002, respectively.  Estimated amortization expense of intangible assets for each of the next five fiscal years is approximately $32.8 million.

7.     LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30, 2003	December 31, 2002
2.5% convertible subordinated notes due December 2006	$603,614	$600,000
Zero Coupon convertible subordinated notes first putable June 2008	375,000	—
Zero Coupon convertible subordinated notes first putable June 2010	375,000	—
5.25% convertible subordinated notes due May 2006	174,000	183,000
3.875% convertible subordinated notes due March 2007	55,000	55,000
Due to Abbott Laboratories	16,100	17,162
Mortgage and building improvement loans	10,652	10,940
Capital lease obligations	2,578	2,594
Notes payable/Other	5,827	7,603
Total debt	1,617,771	876,299
Less current portion	(14,177)	(15,402)
Total long-term debt	$1,603,594	$860,897

Currently outstanding debt that is to be paid and retired by the issuance of other long-term obligations is not classified as current portion of debt in accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced.”  See Note 12 below for a discussion of the retirement of certain long-term debt in July 2003.

5.25% Convertible Subordinated Notes

In March 2003, we purchased $2.0 million of the 5.25% notes in the open market at a 2.5% discount. In April 2003, we purchased $7.0 million of the 5.25% notes in the open market at par value.

Interest Rate Swaps

In January 2003, we entered into an interest rate swap agreement with a financial institution in the aggregate notional amount of $200.0 million of the $600.0 million 2.5% convertible subordinated notes.  Under the swap, we agreed to pay a variable interest rate on $200.0 million notional amount equal to LIBOR-BBA + .29% in exchange for the financial institution’s agreement to pay a fixed rate of 2.5%.  The variable interest rate is re-calculated at the beginning of each quarter.  Effective July 1, 2003, the interest rate is 1.39%. We also agreed to provide the financial institution with cash collateral to support our obligations under the agreement.  The initial collateral amount was $3.0 million and was recorded in Other Assets in our consolidated balance sheet. We increased the carrying value of the subordinated notes by $2.2 million at the time the agreement was made. This amount will be amortized over the four-year term of the agreement. At the end of each quarter, we record an adjustment to the carrying value of the subordinated notes and the amount due for settling the interest rate swap based on their fair values as of that date. The carrying value of the interest rate swap was $1.6 million as of June 30, 2003 and is recorded in Other Assets in our consolidated balance sheet.

Zero Coupon Convertible Subordinated Notes

On June 11, 2003, we issued and sold in a private placement $750.0 million of Zero Coupon Convertible Subordinated Notes (the “Notes”).  The interest rate on the Notes is zero and the notes will not accrete interest.  The aggregate commissions and other debt issuance costs incurred with respect to the Notes were $22.7 million, which have been capitalized in Debt Issuance Costs on our consolidated balance sheet and will be amortized over five and seven years.  The Notes are subordinate to our existing and future senior indebtedness. The Notes were issued in two tranches and have the following salient terms:

•                  $375.0 million of Zero Coupon Convertible Subordinated Notes due June 15, 2033, first putable for cash on June 15, 2008 (the “2008 Notes”) at a price of 100.25% of the face amount of the notes. The holders of the 2008 Notes may also require us to repurchase all or a portion of the 2008 Notes for cash on June 15, 2013, June 15, 2018, June 15, 2023 and June 15, 2028, in each case at a price equal to the face amount of the notes.  The 2008 Notes are convertible prior to maturity, subject to certain conditions described below, into shares of our common stock at a conversion price of $59.50 per share (a conversion rate of approximately 16.8067 shares per $1,000 principal amount of notes). We may redeem any outstanding 2008 Notes for cash on June 15, 2008 at a price equal to 100.25% of the principal amount of such notes redeemed and after June 15, 2008 at a price equal to 100% of the principal amount of such notes redeemed; and

•                  $375.0 million of Zero Coupon Convertible Subordinated Notes due June 15, 2033, first putable for cash on June 15, 2010 (the “2010 Notes”) at a price of 100.25% of the face amount of the notes.  The holders of the 2010 Notes may also require us to repurchase all or a portion of the 2010 Notes for cash on June 15, 2015, June 15, 2020, June 15, 2025 and June 15, 2030, in each case at a price equal to the face amount of the notes.  The 2010 Notes are convertible prior to maturity, subject to certain conditions described below, into shares of our common stock at a conversion price of $56.50 per share (a conversion rate of approximately 17.6991 shares per $1,000 principal amount of notes). We may redeem any outstanding 2010 Notes for cash on June 15, 2010 at a price equal to 100.25% of the principal amount of such notes redeemed and after June 15, 2010 at a price equal to 100% of the principal amount of such notes redeemed.

The outstanding principal balance of the 2008 and 2010 Notes will be first classified as Current Portion of Long-Term Debt during the twelve months prior to the respective dates on which the Notes are first putable.

The Notes also contain a restricted convertibility feature that does not affect the conversion price of the notes but, instead, places restrictions on a holder’s ability to convert their notes into shares of our common stock (“conversion shares”).  A holder may convert the notes if one or more of the following conditions are satisfied:

•                  if, on the trading day prior to the date of surrender, the closing sale price of our common stock is more than 120% of the applicable conversion price per share (the “conversion price premium”);

•                  if we have called the notes for redemption;

•                  if the average of the trading prices of the notes for a specified period is less than 100% of the average of the conversion values of the notes during that period; provided, however, that no notes may be converted based on the satisfaction of this condition during the six-month period immediately preceding each specified date on which the holders may require us to repurchase their notes (for example, with respect to the June 15, 2008 put date for the 2008 notes, the 2008 Notes may not be converted from December 15, 2007 to June 15, 2008); or

•                  if we make certain significant distributions to our holders of common stock or we enter into specified corporate transactions.

Because of the inclusion of the restricted convertibility feature of the Notes, our diluted income per common share calculation does not give effect to the dilution from the conversion of the Notes until our share price exceeds the 20% conversion price premium or one of the other conditions above is satisfied.

Convertible Note Hedge Strategy

Concurrent with the private placement of the Notes, we purchased a Convertible Note Hedge from Credit Suisse First Boston International (CSFBI) at a cost of $258.6 million.  We also sold to CSFBI warrants to purchase an aggregate of 12,939,689 shares of our common stock and received net proceeds from the sale of $178.3 million.

Taken together, the convertible note hedge and warrants have the effect of increasing the effective conversion price of the notes from our perspective to $72.08, a 50% premium to the last reported Nasdaq composite bid for our common stock on the day preceding the date of these agreements.  At our option, the convertible note hedge and warrants may be settled in either net cash or net shares.  If we elect to settle both instruments in cash, we would receive an amount equal to zero if the market price per share of our stock is at or below $56.50 to a maximum of $182.6 million if the market price per share is at or above $72.08.  If we elect to settle the convertible note hedge and warrants in shares, we would receive shares of our stock from CSFBI, not to exceed 2.5 million shares, with a value equal to the amount otherwise receivable on cash settlement.  In accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock,” we have recorded the convertible note hedge and warrants in additional paid in capital as of June 30, 2003, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity.  We also recognized a deferred tax asset of $90.5 million in the second quarter of 2003 for the effect of the future tax benefits related to the convertible note hedge.

The warrants have a strike price of $72.08.  Of the total warrants sold, 6,302,521 warrants expire on June 15, 2008, with the remaining 6,637,168 warrants expiring on June 15, 2010.  The warrants are exercisable only on the respective expiration dates (European style) or upon the conversion of the notes, if earlier.

8.     COMMITMENTS AND CONTINGENCIES

Takeover Bid for SIRTeX Medical Limited

On March 7, 2003, our wholly-owned subsidiary, Cephalon Australia Pty. Limited, formally commenced a takeover bid for SIRTeX Medical Limited, an Australian public company. The bid was subject to a number of conditions, including the requirement that we obtain an interest in at least 90% of the issued share capital of SIRTeX.  On May 27, 2003, we announced that our bid had expired prior to our satisfying this 90% condition. The net aggregate impact to our statement of income for the six months ended June 30, 2003 from this expired bid was a gain of $2.5 million, consisting of a gain from our forward exchange contract to protect against fluctuations in the Australian Dollar against the U.S. Dollar, offset by costs incurred in connection with the bid.

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

Legal Proceedings

On March 28, 2003, we filed a patent infringement lawsuit in U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Pharmaceuticals Inc., and Barr Laboratories, Inc. based upon the abbreviated new drug applications (ANDAs) filed by each of these companies seeking FDA approval for a generic equivalent of modafinil.  The lawsuit claims infringement of our U.S. Patent No. RE37516, which covers the pharmaceutical compositions and methods of treatment with the form of modafinil contained in PROVIGIL.  We intend to vigorously defend the validity, and prevent infringement, of this patent.

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

9.     COMPREHENSIVE INCOME

Our comprehensive income includes net income, unrealized gains from foreign currency translation adjustments, and unrealized investment gains and losses.  Our total comprehensive income is as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income	$18,123	$14,429	$30,361	$11,558

Foreign currency translation adjustment	8,709	9,700	12,310	9,437
Unrealized investment gains (losses)	63	2,262	(431)	1,765
Other comprehensive income	8,772	11,962	11,879	11,202

Comprehensive income	$26,895	$26,391	$42,240	$22,760

10.  EARNINGS PER SHARE

We compute income per common share in accordance with SFAS No. 128, “Earnings Per Share.” Basic income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted income per common share is computed based on the weighted average shares outstanding and the dilutive impact of common stock equivalents outstanding during the period. The dilutive effect of employee stock options and restricted stock awards is measured using the treasury stock method. The dilutive effect of convertible notes is measured using the “if-converted” method.  Common stock equivalents are not included in periods where there is a loss, as they are anti-dilutive. Because of the inclusion of the restricted convertibility feature of the Zero Coupon Convertible Subordinated Notes, our diluted income per common share calculation does not give effect to the dilution from the conversion of the notes until our share price exceeds the 20% conversion price premium.  See Note 7. The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted income per common share:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Basic income per share computation:
Numerator:
Income before cumulative effect of a change in accounting principle	$18,123	$14,429	$30,361	$15,092
Cumulative effect of a change in accounting principle	—	—	—	(3,534)
Net income used for basic income per common share	$18,123	$14,429	$30,361	$11,558

Denominator:
Weighted average shares used for basic income per common share	55,504,000	55,071,000	55,478,000	55,017,000

Basic income per common share:
Income per common share before cumulative effect of a change in accounting principle	$0.33	$0.26	$0.55	$0.27
Cumulative effect of a change in accounting principle	—	—	—	(0.06)
	$0.33	$0.26	$0.55	$0.21

Diluted income per share computation:
Numerator:
Income before cumulative effect of a change in accounting principle	$18,123	$14,429	$30,361	$15,092
Cumulative effect of a change in accounting principle	—	—	—	(3,534)
Net income used for basic income per common share	18,123	14,429	30,361	11,558
Interest on convertible subordinated notes (net of tax)	1,798	—	—	—
Net income used for diluted income per common share	$19,921	$14,429	$30,361	$11,558

Denominator:
Weighted average shares used for basic income per common share	55,504,000	55,071,000	55,478,000	55,017,000
Effect of dilutive securities:
Employee stock options and restricted stock awards	1,523,000	1,962,000	1,584,000	2,144,000
Convertible subordinated notes	7,408,000	—	—	—
Weighted average shares used for diluted income per common share	64,435,000	57,033,000	57,062,000	57,161,000

Diluted income per common share:
Income per common share before cumulative effect of a change in accounting principle	$0.31	$0.25	$0.53	$0.26
Cumulative effect of a change in accounting principle	—	—	—	(0.06)
	$0.31	$0.25	$0.53	$0.20

The following reconciliation shows the shares excluded from the calculation of diluted income per common share as the inclusion of such shares would be anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Weighted average shares excluded:
Employee stock options	5,905,000	2,327,000	5,720,000	2,038,000
Convertible subordinated notes	5,894,000	10,662,000	11,981,000	10,662,000
	11,799,000	12,989,000	17,701,000	12,700,000

In addition, we have excluded shares related to convertible note warrants of 2.7 million and 1.4 million for the three and six months ended June 30, 2003, respectively, and all of the shares related to the convertible note hedge, as such shares would be anti-dilutive.  The convertible bond hedge and warrant transactions are expected to reduce the potential dilution from the conversion of the notes from 12.9 milliion shares to as few as 10.4 million shares.

11.  SEGMENT AND SUBSIDIARY INFORMATION

We have significant sales, manufacturing, and research operations conducted by several subsidiaries located in Europe.  Prior to 2002, our European operations were immaterial.

Although we have significant European operations, we have determined that all of our operations have similar economic characteristics and may be aggregated with our United States operations into a single operational segment for reporting purposes.  Summarized revenue and long-lived asset information by geographic region is provided below:

Revenues:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
United States	$134,503	$92,081	$245,530	$175,549
Europe	34,324	28,646	67,994	56,679
Total	$168,827	$120,727	$313,524	$232,228

Long-lived assets:

	June 30, 2003	December 31, 2002
United States	$517,972	$383,768
Europe	524,144	519,342
Total	$1,042,116	$903,110

12. SUBSEQUENT EVENTS

On June 17, 2003, we called all of the $174.0 million outstanding 5.25% convertible subordinated notes for redemption at a price of 103.15% per $1,000 aggregate principal amount of notes. On July 8, 2003, these notes were redeemed in full and retired. In July 2003, we purchased $12.0 million aggregate principal amount of the 3.875% convertible subordinated notes from one of the holders in a private transaction at a price of 106% of the face amount of the notes. In the third quarter of 2003, we will record aggregate charges of $9.8 million on both transactions related to the early extinguishment of debt.

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements, including the related notes, presented in our Annual Report on Form 10-K for the year ended December 31, 2002.

RECENT DEVELOPMENTS

In the second quarter of 2003, we announced the following significant events:

In March 2003, our wholly-owned subsidiary, Cephalon Australia Pty. Limited, formally commenced a takeover bid for SIRTeX Medical Limited, an Australian public company.  The bid was subject to a number of conditions, including the requirement that we obtain an interest in at least 90% of the issued share capital of SIRTeX.  On May 27, 2003, we announced that our bid had expired prior to our satisfying this 90% condition.

In early June 2003, we announced the offering and sale of $750.0 million aggregate principal amount of Zero Coupon Convertible Subordinated Notes.  For more information, see Part II, Item 2 below.

On June 16, 2003, we announced that Dennis L. Winger had been appointed to our Board of Directors.  Mr. Winger will chair the Audit Committee of the Board and has been designated as our “Audit Committee Financial Expert” under applicable SEC rules.

On June 17, 2003, we announced that we were calling for redemption on July 8, 2003 all of our 5.25% Convertible Subordinated Notes due May 2006 at a redemption price of 103.15% plus accrued interest to the date of redemption.  On July 8, 2003, the entire outstanding aggregate principal balance of the 5.25% notes was redeemed and retired.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are developed, and challenged periodically, by management based on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 1 of this Form 10-Q and Note 1 to the consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2002. The SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of the company’s financial condition and results of operations and most demanding of their judgment.  Management considers the following policies to be critical to an understanding of our consolidated financial statements and the uncertainties associated with the complex judgments made by us that could impact our results of operations, financial position and cash flows.

Revenue recognition— Product sales are recognized upon the transfer of ownership and risk of loss for the product to the customer and are recorded net of estimated reserves for contractual allowances, discounts and returns. Contractual allowances result from sales under contracts with managed care organizations and government agencies. We determine the reserve for contractual allowances by estimating prescriptions to be filled for individuals covered by government agencies and managed care organizations with which we have contracts. We permit productreturns with respect to unused pharmaceuticals based on expiration dating of our product. We determine the reserve for product returns by reviewing the history of each product’s returns and by estimating the amount of expected future product returns relating to current product sales. We utilize reports from wholesalers and other external, independent sources that produce prescription data. We review this data to monitor product movement through the supply chain to identify remaining inventory in the supply chain that may result in reserves for contractual allowances or returns.  To date, product returns have not been material.  We review our reserves for contractual allowances, discounts and returns at each reporting period and adjust these reserves as necessary to reflect data available at that time. To the extent we adjust the reserves, the amount of net product sales revenue recognized will fluctuate.

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

Inventories— Our inventories are valued at the lower of cost or market, and include the cost of raw materials, labor, overhead and shipping and handling costs.  Inventories are valued at standard cost, with variances between standard and actual costs recorded as an adjustment to cost of product sales or, if material, apportioned to inventory and cost of product sales. The majority of our inventories are subject to expiration dating. We regularly evaluate the carrying value of our inventories and when, in our opinion, factors indicate that impairment has occurred, we establish a reserve against the inventories’ carrying value. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment. We base our analysis, in part, on the level of inventories on hand in relation to our estimated forecast of product demand, production requirements over the next 12 months and the expiration dates of raw materials and finished goods. Although we make every effort to ensure the accuracy of forecasts of future product demand, any significant unanticipated decreases in demand could have a material impact on the carrying value of our inventories and our reported operating results.  To date, inventory adjustments have not been material.

Valuation of Property and Equipment, Goodwill, Intangible Assets and Investments— Our property and equipment has been recorded at cost and is being amortized on a straight-line basis over the estimated useful life of those assets.  Our intangible assets (which consist primarily of developed technology, trademarks, and product and marketing rights), are amortized over estimated useful lives which are intended to approximate the estimated pattern of economic benefits generated by the asset.  Determining the “estimated pattern of economic benefit” for an intangible asset is a highly subjective and difficult assessment. To the extent that the pattern cannot be reliably determined, a straight line amortization method is used.

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

We evaluate our investments in non-marketable securities of outside entities on a quarterly basis by reviewing key indicators of the entities’ financial performance, condition and outlook.  We review the entities’ most recent financial statements and discuss the entities’ current and future financial and operational strategies with their senior management personnel.  We also discuss with our senior research and development personnel the current status of and future expectations for any collaborative agreements we have with those entities.  Based on this information, we make a determination as to whether any impairment in the carrying value of our investments exists.  This determination is a highly subjective process that is based on the evaluation of qualitative information and numerous assumptions as to future events.  Nonetheless, we believe our evaluation process provides a reasonable basis for our determination.  Any impairment loss on one or more of our investments could have a material adverse impact on our financial position and results of operations.  No impairment losses related to our investments have been recorded to date.

We evaluate the recoverability and measure the possible impairment of our goodwill under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” The impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment, and the second step measures the amount of the impairment, if any. Our estimate of fair value considers publicly available information regarding the market capitalization of our company, as well as (i) publicly available information regarding comparable publicly-traded companies in the pharmaceutical industry, (ii) the financial projections and future prospects of our business, including our growth opportunities and likely operational improvements, and (iii) comparable sales prices, if available. As part of the first step to assess potential impairment, we compare our estimate of fair value for the company to the book value of our consolidated net assets. If the book value of our consolidated net assets were greater than our estimate of fair value, we would then proceed to the second step to measure the impairment, if any. The second step compares the implied fair value of goodwill with its carrying value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill is greater than its implied fair value, an impairment loss will be recognized in the amount of the excess.

We performed our annual test of impairment of goodwill as of July 1, 2003.  We have only one reporting unit, a pharmaceutical unit, that constitutes our entire business. We compared the fair value of this reporting unit with its carrying value.  Our quoted market value at July 1, 2003 was used as the fair value of the reporting unit.  Since the fair value of the reporting unit exceeded its carrying value at July 1, 2003, no adjustment to our goodwill for impairment is necessary.

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

Income taxes—We have provided for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax and financial reporting bases of assets and liabilities.

Prior to 2002, we had a history of losses from our operations, which generated significant international, federal and state net operating loss carryforwards. We record a valuation allowance against deferred tax assets if we believe that we are not likely to realize future tax benefits from them.  Based on our profitability for the year ended December 31, 2002 and projected future results, in the fourth quarter of 2002, we concluded that it was likely that we would be able to realize a significant portion of the deferred tax assets, and therefore, we reversed a significant portion of the valuation allowance.  As a result, beginning in 2003, we are providing for income taxes at a rate equal to our estimated annual combined federal, state and foreign statutory effective rates. Subsequent adjustments to our estimates of our ability to recover the deferred tax assets or other changes in circumstances or estimates could cause our provision for income taxes to vary from period to period.

RESULTS OF OPERATIONS

Three months ended June 30, 2003 compared to three months ended June 30, 2002

	Three months ended June 30,
In thousands:	2003	2002
Product sales:
PROVIGIL	$69,522	$49,686
ACTIQ	52,664	28,511
GABITRIL	14,558	10,112
Other products	23,531	20,458
Total product sales	160,275	108,767

Other revenues:
H. Lundbeck A/S	2,670	1,966
Novartis Pharma AG	983	2,611
Sanofi-Synthélabo	2,094	5,772
Other	2,805	1,611
Total other revenues	8,552	11,960

Total revenues	$168,827	$120,727

Certain product sales amounts for the three months ended June 30, 2002 have been reclassified to conform to current period presentation.

Revenues— Total product sales in the second quarter of 2003 increased 47% over the second quarter of 2002. The increase is attributable to a number of factors including:

•                  Sales of PROVIGIL in the U.S. increased 40% as compared to the same period last year.  The increase was the net result of strong U.S. demand for PROVIGIL as indicated by a 30% increase in prescriptions, driven in part by an expansion of our sales force and marketing efforts and by domestic price increases of approximately 8%, in the aggregate, effective June 1, 2002 and January 1, 2003.

•                  Sales of ACTIQ increased 85% as compared to the same period last year. This increase was due, in part, to an expanded sales force and continued, focused marketing efforts to pain specialists as indicated by a 76% increase in U.S. prescriptions. A domestic price increase of approximately 3%, effective January 1, 2003, also contributed to higher sales recorded in the second quarter of 2003.

•                  Sales of GABITRIL increased 44% compared to the same period last year.  Domestic sales increased 38% driven by an expansion of our sales force and marketing efforts as indicated by a 64% increase in U.S. prescriptions. An average increase in domestic prices of approximately 2%, effective January 1, 2003, also contributed to higher sales recorded in the second quarter of 2003.

•                  Other product sales consist primarily of sales of other products and certain third party products in various international markets, principally in France. The increase in other product sales is due primarily to the translation impact of a strengthening of the Euro versus the U.S. dollar in the second quarter of 2003 as compared to the second quarter of 2002.

Amounts recorded as other revenues primarily consist of amortization of up-front fees, ongoing research and development funding, milestone payments and payments under co-promotional or managed services agreements.  Total other revenues decreased approximately 28% from period to period.  The decrease is primarily due to the reduction in the amount of revenue recorded under our collaboration agreement with Sanofi-Synthélabo. The level of other revenue recognized from period to period may continue to fluctuate based on the status of each related project and terms of each collaboration agreement.  Therefore, past levels of other revenues may not be indicative of future levels.

Cost of Product Sales— The cost of product sales was approximately 14% of net product sales for both the second quarter of 2003 and the second quarter of 2002.

Research and Development Expenses—Research and development expenses increased $7.7 million, or 25%, to $39.1 million for the second quarter of 2003 from $31.4 million for the second quarter of 2002. Approximately $6.0 million of this increase is due to costs associated with additional clinical studies of GABITRIL in 2003 to explore the utility of GABITRIL beyond its current indication, and increased expenditures associated with the Phase 2/3 study of CEP-1347 in Parkinson’s Disease. Research and development expenses at our Cephalon France subsidiary increased by $1.5 million over the same period in 2002 due primarily to the strengthening of the Euro as compared to the U.S. dollar.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $20.6 million, or 46%, to $65.5 million for the second quarter of 2003 from $44.9 million for the second quarter of 2002.  Sales and marketing costs increased $20.0 million in the U.S. as a result of the expansion of our field sales forces and additional promotional expenses for our products. Selling, general and administrative expenses at our Cephalon France subsidiary increased by $3.2 million over the same period in 2002 due primarily to the strengthening of the Euro as compared to the U.S. dollar.

Depreciation and Amortization Expenses—Depreciation and amortization expenses increased $2.9 million, or 36%, to $10.9 million for the second quarter of 2003 from $8.0 million for the second quarter of 2002. Of this increase, $1.7 million is attributable to additional amortization expense in 2003 for product rights acquired during the fourth quarter of 2002. Depreciation expense increased by $1.2 million as a result of increased purchases for manufacturing equipment at our Salt Lake City location for the production of ACTIQ for the U.S. market and increased capital spending on building improvements at both our West Chester and Salt Lake City locations.

Other Income and Expense—Total other expenses, net, decreased $3.1 million, or 48%, to $3.4 million for the second quarter of 2003 from $6.5 million for the second quarter of 2002 due primarily to:

•                  a decrease in interest expense of $2.0 million from the second quarter of 2002 due primarily to lower interest expense on the 2.5% convertible subordinated notes as a result of the interest rate swap agreement in effect on $200.0 million of the outstanding $600.0 million balance;

•                  an increase in other income of $2.3 million from the second quarter of 2002 primarily due to the effect of foreign currency gains from the Australian dollar hedge related to the SIRTeX bid, offset by foreign currency losses recorded by our European subsidiaries relating to the weakening of the U.S. Dollar relative to other currencies,

•                  partially offset by a decrease in interest income of $1.2 million from the second quarter of 2002 due to lower investment returns slightly offset by higher average investment balances.

Income Taxes—We recognized $9.6 million of income tax expense in the second quarter of 2003 based on an overall estimated annual effective tax rate of 36%, a decrease from our estimate of 38% used in the first quarter of 2003.

Six months ended June 30, 2003 compared to six months ended June 30, 2002

	Six months ended June 30,
In thousands:	2003	2002
Product sales:
PROVIGIL	$125,311	$96,468
ACTIQ	98,865	47,778
GABITRIL	27,230	20,276
Other products	46,462	40,048
Total product sales	297,868	204,570

Other revenues:
H. Lundbeck A/S	5,913	4,165
Novartis Pharma AG	2,065	4,939
Sanofi-Synthélabo	4,082	15,507
Other	3,596	3,047
Total other revenues	15,656	27,658

Total revenues	$313,524	$232,228

Certain product sales amounts for the six months ended June 30, 2002 have been reclassified to conform to current period presentation.

Revenues— Total product sales in the first half of 2003 increased 46% over the first half of 2002. The increase is attributable to a number of factors including:

•                  Sales of PROVIGIL increased 30% as compared to the same period last year.  The increase was the net result of strong U.S. demand for PROVIGIL as indicated by a 33% increase in prescriptions, driven in part by an expansion of our sales force and marketing efforts and by domestic price increases of approximately 8%, in the aggregate, effective June 1, 2002 and January 1, 2003.  These increases were partially offset by the reduction throughout 2002 and the first three months of 2003 of higher than normal inventory levels which existed at certain wholesalers at the end of 2001 and 2002 due to significant speculative buying.

•                  Sales of ACTIQ increased 107% as compared to the same period last year. This increase was due, in part, to an expanded sales force and continued, focused marketing efforts to pain specialists as indicated by an 82% increase in U.S. prescriptions. Domestic price increases of approximately 8%, in the aggregate, effective March 1, 2002 and January 1, 2003 also contributed to higher sales recorded in 2003.

•                  Sales of GABITRIL increased 34% compared to the same period last year.  Domestic sales increased 42% driven by an expansion of our sales force and marketing efforts as indicated by a 72% increase in U.S. prescriptions. Average increases in domestic prices of approximately 12%, in the aggregate, effective March 1, 2002 and January 1, 2003 also contributed to higher sales recorded in 2003.  Our European sales of GABITRIL decreased $0.5 million compared to the same period last year due to initial stocking purchases by distributors in the first quarter of 2002 following our December 2001 acquisition of European rights to GABITRIL.

•                  Other product sales consist primarily of sales of other products and certain third party products in various international markets, principally in France. The increase in other product sales is due primarily to the translation impact of a strengthening of the Euro versus the U.S. dollar in the first half of 2003 as compared to the first half of 2002.

Amounts recorded as other revenues primarily consist of amortization of up-front fees, ongoing research and development funding, milestone payments and payments under co-promotional or managed services agreements.  Total other revenues decreased approximately 43% from period to period.  The decrease is primarily due to the reduction in the amount of revenue recorded under our collaboration agreement with Sanofi-Synthélabo. The level of other revenue recognized from period to period may continue to fluctuate based on the status of each related project and terms of each collaboration agreement.  Therefore, past levels of other revenues may not be indicative of future levels.

Cost of Product Sales— The cost of product sales was approximately 14% of net product sales for both the six months ended June 30, 2003 and the six months ended June 30, 2002.

Research and Development Expenses—Research and development expenses increased $11.6 million, or 19%, to $72.8 million for the first half of 2003 from $61.2 million for the first half of 2002. Approximately $9.6 million of this increase is due to costs associated with additional clinical studies of GABITRIL in 2003 to explore the utility of GABITRIL beyond its current indication, and increased expenditures associated with the Phase 2/3 study of CEP-1347 in Parkinson’s Disease. Research and development expenses at our Cephalon France subsidiary increased by $1.5 million over the same period in 2002 due primarily to the strengthening of the Euro as compared to the U.S. dollar.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $35.0 million, or 41%, to $120.2 million for the first half 2003 from $85.2 million for the first half of 2002.  Sales and marketing costs increased $29.5 million in the U.S. as a result of the expansion of our field sales forces and additional promotional expenses for our products. Selling, general and administrative expenses at our Cephalon France subsidiary increased by $4.6 million over the same period in 2002 due primarily to the strengthening of the Euro as compared to the U.S. dollar.

Depreciation and Amortization Expenses—Depreciation and amortization expenses increased by $5.2 million, or 32%, to $21.6 million for the first half of 2003 from $16.3 million for the first half of 2002, of which $3.7 million is attributable to additional amortization expense in 2003 for product rights acquired during the fourth quarter of 2002. Depreciation expenses increased by $1.5 million as a result of increased purchases for manufacturing equipment at our Salt Lake City location for the production of ACTIQ for the U.S. market and increased capital spending on building improvements at both our West Chester and Salt Lake City locations.

Other Income and Expense— Total other expenses, net, decreased $14.2 million, or 62%, to $8.9 million for the first half of 2003 from $23.1 million for the first half of 2002 due primarily to:

•                  a decrease in interest expense of $4.9 million from the second quarter of 2002 due primarily to $3.2 million recorded in 2002 associated with the joint venture. In addition, lower interest expense was recorded on the 2.5% convertible subordinated notes as a result of the interest rate swap agreement in effect on $200.0 million of the outstanding $600.0 million balance;

•                  the recognition in the first quarter of 2002 of a charge on early extinguishment of debt of $7.1 million as a result of our purchase of the investor’s interests in the joint venture. This charge consisted of a write-off of $4.6 million of the remaining capitalized costs associated with the formation of the joint venture and a $2.5 million loss on the early extinguishment of debt;

•                  an increase in other income of $3.6 million from the first half of 2002 primarily due to the effect of foreign currency gains from the Australian dollar hedge related to the SIRTeX bid, offset by foreign currency losses recorded by our European subsidiaries relating to the weakening of the U.S. Dollar relative to other currencies,

•                  partially offset by a decrease in interest income of $1.5 million from the second quarter of 2002 due to lower investment returns slightly offset by higher average investment balances.

Income Taxes—We recognized $17.1 million of income tax expense in the first half of 2003 based on an overall estimated annual effective tax rate of 36%, a decrease from our estimate of 38% used in the first quarter of 2003.  Income tax expense of $2.0 million recorded in the first half of 2002 represents foreign income taxes associated with activities in France.

Cumulative Effect of Changing Inventory Costing Method from FIFO to LIFO—Effective January 1, 2002, we changed our method of valuing domestic inventories from the first-in, first-out, or FIFO method, to the last-in, first-out, or LIFO method.  We recognized a charge of $3.5 million in the first quarter of 2002 as the cumulative effect of adopting the LIFO inventory costing method.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and investments at June 30, 2003 were $1.2 billion, representing 49% of total assets. Working capital, which is calculated as current assets less current liabilities, was $1.3 billion at June 30, 2003.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $39.4 million for six months ended June 30, 2003 as compared to $30.3 million for the same period in 2002. The increase in cash provided by operating activities in the first quarter of 2003 over the comparable period in 2002 was due primarily to higher income from operations in 2003.

Net Cash Used for Investing Activities

Net cash used for investing activities was $99.3 million for the six months ended June 30, 2003 as compared to $176.2 million for the same period in 2002. Significantly higher purchases of available for sale investments and acquisitions of intangible assets in 2002 were partially offset by purchases of investments of non—marketable securities in 2003.

Net Cash Provided by (Used for) Financing Activities

Net cash provided by financing activities was $634.2 million for the six months ended June 30, 2003, as compared to net cash used for financing activities of $12.5 million for the same period in 2002. The period-to-period change is primarily the result of net proceeds of $727.3 million received from the sale of zero coupon convertible subordinated notes. Concurrent with the private placement of the notes, we purchased a convertible note hedge for $258.6 million and sold warrants for $178.3 million.

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

Outlook

Cash, cash equivalents and investments at June 30, 2003 were $1.2 billion.  In July 2003, we paid $192.0 million to redeem and repurchase certain of our existing indebtedness.  We expect to use our remaining cash, cash equivalents and investments for working capital and general corporate purposes, including the acquisition of businesses, products, product rights, or technologies, the payment of contractual obligations, including scheduled interest payments on our convertible notes, and/or the purchase, redemption or retirement of our convertible notes. Prior to 2001, we had negative cash flows from operations and used the proceeds of public and private placements of our equity and debt securities to fund operations. We expect sales of our three most significant marketed products, PROVIGIL, ACTIQ and GABITRIL, in combination with other revenues, should allow us to continue to generate profits and significant positive cash flows from operations for the next several years.  At this time, however, we cannot accurately predict the effect of certain developments on product sales in 2004 and beyond, such as the degree of market acceptance and exclusivity of our products, competition, the effectiveness of our sales and marketing efforts and the outcome of our efforts to demonstrate the utility of our products in indications beyond those already included in the FDA approved labels.

Analysis of prescription data for PROVIGIL in the United States indicates physicians have elected to prescribe the product to treat a number of indications outside of its currently labeled indication of excessive daytime sleepiness associated with narcolepsy. Our strategy for PROVIGIL is to broaden the range of clinical uses that are approved by the FDA and European regulatory agencies to include many of its currently prescribed uses.  To that end, we have filed a supplemental new drug application (sNDA) with the FDA requesting marketing approval of PROVIGIL in the United States for the treatment of excessive sleepiness associated with disorders of sleep and wakefulness in adults. The FDA has announced that our sNDA will be discussed by its Peripheral and Central Nervous System Drugs Advisory Committee on September 25, 2003, which is expected to make a recommendation to the FDA with respect to our application.  If the FDA does not approve the sNDA, it is not clear what impact, if any, this may have in 2004 and beyond on physicians who currently prescribe PROVIGIL for indications other than narcolepsy. However, without this expanded label, our sales of PROVIGIL in 2004 and beyond may be constrained.

Continued sales growth of PROVIGIL beyond the December 2005 expiration of orphan drug exclusivity depends, in part, on our maintaining protection on the modafinil particle-size patent.  If we perform an additional clinical study of PROVIGIL in pediatric patients that is agreeable to the FDA, the FDA could grant us a six-month extension of our current exclusivity and of the particle-size patent.  We intend to perform such a study when we reach an agreement with the FDA.  On March 28, 2003, we filed a patent infringement lawsuit in U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Pharmaceuticals Inc., and Barr Laboratories, Inc. based upon the ANDAs filed by each of these companies seeking FDA approval for a generic equivalent of modafinil.  The lawsuit claims infringement of our U.S. Patent No. RE37516, which covers the pharmaceutical compositions and methods of treatment with the form of modafinil contained in PROVIGIL.  We intend to vigorously defend the validity, and prevent infringement, of this patent.  See “—Certain Risks Related to Our Business.”  Our sales of ACTIQ also depend on our existing patent protection for the approved compressed powder formulation, which expires in the U.S. in September 2006.  If we perform an additional clinical study in pediatric patients that is agreeable to the FDA, the FDA could grant us a six-month extension of our patent.  We intend to perform such a study when we reach an agreement with the FDA.

We expect to continue to incur significant expenditures associated with manufacturing, selling and marketing our products and conducting additional clinical studies to explore the utility of these products in treating disorders beyond those currently approved in their respective labels. With respect to PROVIGIL, we plan to initiate Phase 3 clinical trials in attention deficit/hyperactivity disorder in children in late 2003 and will continue our clinical studies of the R-isomer of modafinil. With respect to GABITRIL, we have completed dose ranging studies in the therapeutic areas of anxiety, neuropathic pain and insomnia.  In the second quarter of 2003, we initiated larger Phase 2 studies in Generalized Anxiety Disorder and Post Traumatic Stress Disorder and, depending on the results of these studies, we would expect to begin a Phase 3 program in one of these indications in 2004.  We also expect to initiate in late 2003, an additional Phase 2 study of GABITRIL in insomnia.  We also expect to continue to incur significant expenditures to fund research and development activities, including clinical trials, for our other product candidates and for improved formulations for our existing products.  In the future, we may seek to mitigate the risk in our research and development programs by seeking sources of funding for a portion of these expenses through collaborative arrangements with third parties. However, we intend to retain a portion of the commercial rights to these programs and, as a result, we still expect to spend significant funds on our share of the cost of these programs, including the costs of research, preclinical development, clinical research and manufacturing.

We may have significant fluctuations in quarterly results based primarily on the level and timing of:

•                  product sales and cost of product sales;

•                  inventory stocking or destocking practices of our large customers;

•                  achievement and timing of research and development milestones;

•                  collaboration revenues;

•                  cost and timing of clinical trials;

•                  marketing and other expenses; and

•                  manufacturing or supply disruptions.

We recently expanded our internal manufacturing capacity for ACTIQ at our Salt Lake City facility and moved production of ACTIQ for the U.S. market to our Salt Lake City facility in the second quarter of 2003.  In February 2003, the FDA approved our sNDA requesting this change.  Manufacturing ACTIQ for the U.S. market at our Salt Lake City facility should lead to lower cost of product sales for ACTIQ in 2003 and beyond.

We have significant indebtedness outstanding, consisting principally of indebtedness on convertible subordinated notes.  The following table summarizes the principal features of our convertible subordinated notes outstanding as of June 30, 2003:

Security	Outstanding (in millions)		Conversion Price	Other
5.25% Convertible Subordinated Notes due May 2006	$174.0	(1)	$74.00
2.5% Convertible Subordinated Notes due December 2007	$600.0		$81.00	•	Redeemable on or after December 20, 2004 at our option at a redemption price of 100% of the principal amount redeemed.
3.875% Convertible Subordinated Notes due March 2007	$55.0	(2)	$70.36	•	Redeemable on March 28, 2005 at option of holder at a redemption price of 100% of principal amount redeemed
Zero Coupon Convertible Notes due June 2033, first putable June 15, 2008	$375.0		$59.50	•	Conversion by holders into shares of our common stock is subject to certain restrictions (see Part II – Item 2 for more information
				•	Redeemable on June 15, 2008 at either option of holder or us at a redemption price of 100.25% of the principal amount redeemed.)
Zero Coupon Convertible Notes due June 2033, first putable June 15, 2010	$375.0		$56.50	•	Conversion by holders into shares of our common stock is subject to certain restrictions (see Part II – Item 2 for more information
				•	Redeemable on June 15, 2010 at either option of holder or us at a redemption price of 100.25% of the principal amount redeemed.)

(1)                                  On June 17, 2003, we called all of the outstanding 5.25% notes for redemption at a price of 103.15% per $1,000 aggregate principal amount of notes.  On July 8, 2003, these notes were redeemed in full for cash and retired.

(2)                                  In July 2003, we purchased $12.0 million of the 3.875% notes from one of the holders in a private transaction at a price of 106% of the face amount of the notes.

The annual interest payments on the $1,393.0 million of convertible notes outstanding as of the date hereof are $16.7 million payable at various dates throughout the year.  In the future, we may agree to exchanges of the notes for shares of our common stock or may determine to use a portion of our existing cash on hand to purchase, redeem or retire all or a portion of the outstanding convertible notes.  In January 2003, we entered into an interest rate swap agreement with a financial institution in the aggregate notional amount of $200.0 million of the $600.0 million 2.5% convertible notes.  Under the swap, we agreed to pay a variable interest rate on $200.0 million notional amount equal to LIBOR-BBA + .29% in exchange for the financial institution’s agreement to pay a fixed rate of 2.5%.  The variable interest rate is re-calculated at the beginning of each quarter.  Effective July 1, 2003, the interest rate is 1.39%.  We also agreed to provide the financial institution with cash collateral to support our obligations under the agreement.  The current collateral amount is $3.0 million and is recorded in Other Assets in our consolidated balance sheet.

As part of our business strategy, we plan to consider and, as appropriate, make acquisitions of other businesses, products, product rights or technologies. Our cash reserves and other liquid assets may be inadequate to consummate these acquisitions and it may be necessary for us to raise substantial additional funds in the future to complete these transactions. In addition, as a result of our acquisition efforts, we are likely to experience significant charges to earnings for merger and related expenses (whether or not our efforts are successful) that may include transaction costs, closure costs or acquired in-process research and development charges.

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

 In the fourth quarter of 2002, we submitted to the FDA an sNDA for an expanded label for PROVIGIL. While the clinical studies supporting the sNDA met their primary endpoints, we cannot be sure that we will succeed in obtaining FDA approval to market PROVIGIL for a broader indication than that approved in its current label. The FDA has announced that our sNDA will be discussed by its Peripheral and Central Nervous System Drugs Advisory Committee on September 25, 2003, which is expected to make a recommendation to the FDA with respect to our application.  If the FDA does not approve the sNDA it is not clear what impact this may have on physicians who currently prescribe PROVIGIL.  However, the absence of an expanded label may significantly constrain the future growth of PROVIGIL.

We also have initiated Phase 2 studies of GABITRIL in Generalized Anxiety Disorder and Post Traumatic Stress Disorder and expect to begin Phase 2 studies in insomnia in late 2003.  If the results of these studies are positive, we will need to conduct additional studies before we can apply to regulatory authorities to expand the authorized uses of GABITRIL for these indications. We do not know whether these current or future studies will demonstrate safety and efficacy, or if they do, whether we will succeed in receiving regulatory approval to market GABITRIL for these or other disorders. If the results of some of these additional studies are negative, this could undermine physician and patient comfort with the product, limit its commercial success, and diminish its acceptance. Even if the results of these studies are positive, the impact on sales of GABITRIL may be minimal unless we are able to obtain FDA and foreign medical authority approval to expand the authorized uses of this product. FDA regulations limit our ability to communicate the results of additional clinical studies to patients and physicians without first obtaining regulatory approval for any expanded uses.

We may not be able to maintain adequate protection for our intellectual property or market exclusivity for certain of our products and therefore competitors may develop competing products, which could result in a decrease in sales and market share, cause us to reduce prices to compete successfully and limit our commercial success.

We place considerable importance on obtaining patent protection for new technologies, products and processes. To that end, we file applications for patents covering the compositions or uses of our drug candidates or our proprietary processes. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal, scientific and factual questions. To date, there has emerged no consistent policy regarding breadth of claims in such companies’ patents. Accordingly, the patents and patent applications relating to our products, product candidates and technologies may be challenged, invalidated or circumvented by third parties and might not protect us against competitors with similar products or technology. Patent disputes in our industry are frequent and can preclude commercialization of products. If we ultimately engage in and lose any such disputes, we could be subject to competition or significant liabilities, we could be required to enter into third party licenses or we could be required to cease using the technology or product in dispute. In addition, even if such licenses are available, the terms of any license requested by a third party could be unacceptable to us.

The U.S. composition of matter patent for modafinil expired in 2001. We own U.S. and foreign patent rights that expire between 2014 and 2015 covering pharmaceutical compositions of modafinil and, more specifically, covering certain particle sizes contained in this pharmaceutical composition. Ultimately, these patents might be found invalid if challenged by a third party, or a potential competitor could develop a competing product or product formulation that avoids infringement of these patents.  To date, the FDA has accepted four abbreviated new drug applications, or ANDAs, for pharmaceutical products containing modafinil.  Each of these ANDAs contained a Paragraph IV certification in which the ANDA applicant certified that the U.S. particle-size modafinil patent covering PROVIGIL either is invalid or will not be infringed by the ANDA product.  On March 28, 2003, we filed a patent infringement lawsuit in U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Pharmaceuticals Inc., and Barr Laboratories, Inc. based upon the ANDAs filed by each of these companies with the FDA.  The lawsuit claims infringement of our U.S. Patent No. RE37516.  While we intend to vigorously defend the validity of this patent and prevent infringement, these efforts will be both expensive and time consuming and, ultimately, may not be successful.  If an ANDA is approved ultimately, a competitor could begin selling a modafinil-based product upon the expiration of our FDA orphan drug exclusivity, currently in December 2005, which would significantly and negatively impact revenues from PROVIGIL.  If we perform an additional clinical study of PROVIGIL in pediatric patients that is agreeable to the FDA, the FDA could grant us a six-month extension of our orphan drug exclusivity (to June 2006) and of the particle size patent term. However, we cannot be sure that we will be able to reach an agreement with the FDA with respect to an appropriate pediatric study.

With respect to ACTIQ, we hold an exclusive license to a U.S. patent covering the currently approved compressed powder pharmaceutical composition and methods for administering fentanyl via this composition that is set to expire in September 2006, though the FDA could grant us a six-month extension of these patents if we perform an agreed upon clinical study in pediatric patients.  We cannot be sure that we will be able to reach an agreement with the FDA with respect to an appropriate pediatric study.  Corresponding patents in foreign countries are set to expire between 2009 and 2010. Our patent protection with respect to the ACTIQ formulation we sold prior to June 2003 will expire in May 2005.  The loss of patent protection on ACTIQ, beginning in May 2005 in the United States, could significantly and negatively impact our revenues from the sale of ACTIQ.

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

The manufacture, supply and distribution of pharmaceutical products, both inside and outside the United States, is highly regulated and complex.  We, and the third parties we rely upon with respect to the manufacturing and distribution of our products, must comply with all applicable regulatory requirements of the FDA and foreign authorities, including current Good Manufacturing Practice regulations. In addition, we must comply with all applicable regulatory requirements of the Drug Enforcement Administration, and analogous foreign authorities for certain of our products that contain controlled substances. The facilities used to manufacture, store and distribute our products also are subject to inspection by regulatory authorities at any time to determine compliance with regulations.

These regulations are complex, and any failure to comply with them could lead to remedial action, civil and criminal penalties and delays in production or distribution of material.

We predominately depend on single sources for the manufacture of both the active drug substances contained in our products and for finished commercial supplies.  For example:

•                  PROVIGIL:  Our manufacturing facility in France is the sole sources of the active drug substance modafinil.  With respect to finished commercial supplies of PROVIGIL, we currently have one qualified manufacturer, DSM Pharmaceuticals, in Greenville, North Carolina, though we are working to qualify a second manufacturer which we expect to be on-line in late 2003.

•                  ACTIQ:  Our U.S. facility in Salt Lake City, Utah, is the sole source for the manufacture of ACTIQ.

•                  GABITRIL:  Abbott Laboratories manufactures finished commercial supplies of GABITRIL for the U.S. market and Sanofi-Synthelabo manufactures GABITRIL for non-U.S. markets.

•                  Other Products:  Certain of our products are manufactured at our facilities in France, with the remaining products manufactured by single source third parties.

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

In April 2003, we initiated a voluntary recall of certain batches of ACTIQ that were distributed in Europe based upon our determination that some units in these batches might contain levels of fentanyl that were higher than those established in the product specifications.  Following investigation, we identified the underlying cause and we believe we have taken appropriate corrective action.  We have discussed the nature of the recall and our corrective action with appropriate regulatory authorities, including the FDA, have filed the necessary documentation to evidence these changes, and are manufacturing, distributing and selling ACTIQ in the United States and Europe.  The recall has resulted in a reduction of sales revenue and an increase in cost of sales in the first half of 2003, with an aggregate financial impact in the amount of $2.2 million.  We are not aware of any adverse events with respect to any ACTIQ product contained in any of the recalled batches.

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

We may be unable to repay our substantial indebtedness and other obligations.

As of June 30, 2003, we had $1,617.8 million of indebtedness outstanding, including $1,579.0 million outstanding under convertible notes with a conversion price far in excess of our current stock price.  In July 2003, we redeemed $174.0 million and repurchased $12.0 million of our convertible notes.  Of the remaining indebtedness outstanding, $600.0 million matures in 2006.  While we presently have significant cash, cash equivalents and investments, there are no restrictions on our use of these funds and we cannot be sure that these funds will be available or sufficient in the future to enable us to repay our indebtedness.  In the future, the level of our indebtedness, among other things, could make it difficult for us to repay or refinance our indebtedness or to obtain additional financing in the future, or limit our future flexibility and make us more vulnerable in the event of a downturn in our business. Unless we are able to generate cash flow from operations that, together with our available cash on hand, is sufficient to repay our indebtedness, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

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

Because we have limited resources, we have entered into a number of collaboration agreements with other pharmaceutical companies, including H. Lundbeck A/S with respect to our research efforts in Parkinson’s Disease, and with a number of marketing partners for our products in certain countries outside the United States. In some cases, our collaboration agreements call for our partners to control:

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

The price of our common stock has been and may continue to be highly volatile, which may make it difficult for holders to sell our common stock when desired or at attractive prices.

The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future. For example, from January 1, 2002 through August 11, 2003, our common stock traded at a high price of $78.88 and a low price of $35.82. Negative announcements, including, among others:

•                  adverse regulatory decisions;

•                  disappointing clinical trial results;

•                  disputes and other developments concerning patent or other proprietary rights with respect to our products; or

•                  operating results that fall below the market’s expectations could trigger significant declines in the price of our common stock. In addition, external events, such as news concerning economic conditions, our competitors, changes in government regulations impacting the biotechnology or pharmaceutical industries or the movement of capital into or out of our industry, also are likely to affect the price of our common stock, regardless of our operating performance.

A portion of our revenues and expenses are subject to exchange rate fluctuations in the normal course of business that could adversely affect our reported results of operations.

Historically, a portion of our revenues and expenses has been earned and incurred, respectively, in currencies other than the U.S. dollar.  For the year ended December 31, 2002, approximately 22% of our revenues were denominated in currencies other than the U.S. dollar.  We translate revenues earned and expenses incurred into U.S. dollars at the average exchange rate applicable during the relevant period. A weakening of the U.S. dollar would, therefore, increase both our revenues and expenses.  Fluctuations in the rate of exchange between the U.S. dollar and the euro and other currencies may affect period-to-period comparisons of our operating results.  Historically, we have not hedged our exposure to these fluctuations in exchange rates.

We are involved, or may become involved in the future, in legal proceedings that, if adversely adjudicated or settled, could materially impact our financial condition.

As a biopharmaceutical company, we are or may become a party to litigation in the ordinary course of our business, including, among others, matters alleging employment discrimination, product liability, patent or other intellectual property rights infringement, patent invalidity or breach of commercial contract. In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could significantly impact results of operations and financial condition. We currently are vigorously defending ourselves against certain litigation matters. While we currently do not believe that the settlement or adverse adjudication of these lawsuits would materially impact our results of operations or financial condition, the final resolution of these matters and the impact, if any, on our results of operations, financial condition or cash flows could be material.

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

We are highly dependent upon our ability to attract and retain qualified scientific, technical and managerial personnel. There is intense competition for qualified personnel in the pharmaceutical and biotechnology industries, and we cannot be sure that we will be able to continue to attract and retain the qualified personnel necessary for the development and management of our business. Although we do not believe the loss of one individual would materially harm our business, our research and development programs and our business might be harmed by the loss of the services of multiple existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner. Much of the know-how we have developed resides in our scientific and technical personnel and is not readily transferable to other personnel. While we have employment agreements with our key executives, we do not ordinarily enter into employment agreements with our other key scientific, technical and managerial employees. We do not maintain “key man” life insurance on any of our employees.

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

Anti-takeover provisions may delay or prevent changes in control of our management or deter a third party from acquiring us, limiting our stockholders’ ability to profit from such a transaction.

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

We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person becomes an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 could have the effect of delaying or preventing a change of control of Cephalon. Section 203, the rights plan, and certain provisions of our certificate of incorporation, our bylaws and Delaware corporate law, may have the effect of deterring hostile takeovers, or delaying or preventing changes in control of our management, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical facts or statements of current condition, this report and the documents into which this report is and will be incorporated contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements contained in this report constitute our expectations or forecasts of future events as of the date this report was filed with the SEC and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. In particular, these forward-looking statements include, among others, statements about:

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

•                  the timing and unpredictability of regulatory approvals in the pharmaceutical industry, including with respect to our sNDA submission;

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

We do not intend to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. We discuss in more detail the risks that we anticipate in the section above included in this Item 2 and entitled “Certain Risks Related to our Business.” This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to foreign currency exchange risk related to operations conducted by our European subsidiaries that have transactions, assets, and liabilities denominated in foreign currencies that are translated into U.S. dollars for consolidated financial reporting purposes.  Historically, we have not hedged any of these foreign currency exchange risks.  For the six months ended June 30, 2003, an average 10% weakening of the U.S. dollar relative to the currencies in which our European subsidiaries operate would have resulted in an increase of $6.8 million in reported net sales and a corresponding increase in reported expenses.  This sensitivity analysis of the effects of changes in foreign currency exchange rates does not assume any changes in the level of operations of our European subsidiaries.

In January 2003, we entered into an interest rate swap agreement with a financial institution in the aggregate notional amount of $200.0 million of the $600.0 million 2.5% convertible subordinated notes.  We pay interest under the swap based on the 3-month LIBOR-BBA rate plus 29 basis points, adjusted quarterly.  At inception, we recognized a premium on the value of the bonds of $2.2 million that we will amortize and recognize as interest expense over the remaining term of the notes.  We also recognize adjustments to interest expense based on changes in the fair values of the bonds and the swap agreement each quarter.  If LIBOR increases or decreases by 100 basis points, our annual interest expense would change by $2.0 million.  Changes in interest rates and the price and volatility of our common stock would also affect the fair values of the notes and the swap agreement, resulting in adjustments to interest expense.

In January 2003, we entered into a foreign exchange contract to protect against fluctuations in the Australian Dollar against the U.S. Dollar related to our unsuccessful bid for SIRTeX Medical Limited.  We terminated this contract in the second quarter of 2003.

Except for the interest rate swap agreement described above, our exposure to market risk for a change in interest rates relates to our investment portfolio, since all of our outstanding debt is fixed rate. Our investments are classified as short-term and as “available for sale.” We do not believe that short-term fluctuations in interest rates would materially affect the value of our securities.

ITEM 4.  CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)           Change in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Issuance of Zero Coupon Convertible Notes

On June 11, 2003, we issued and sold in a private placement $750.0 million of Zero Coupon Convertible Subordinated Notes (the “Notes”).  The interest rate on the Notes is zero and the notes will not accrete interest.  The aggregate commissions and other debt issuance costs incurred with respect to the Notes were $22.7 million, which have been capitalized in Debt Issuance Costs on our consolidated balance sheet and will be amortized over five and seven years.  The Notes are subordinate to our existing and future senior indebtedness. The Notes were issued in two tranches and have the following salient terms:

•                  $375.0 million of Zero Coupon Convertible Subordinated Notes due June 15, 2033, first putable for cash on June 15, 2008 (the “2008 Notes”) at a price of 100.25% of the face amount of the notes. The holders of the 2008 Notes may also require us to repurchase all or a portion of the 2008 Notes for cash on June 15, 2013, June 15, 2018, June 15, 2023 and June 15, 2028, in each case at a price equal to the face amount of the notes.  The 2008 Notes are convertible prior to maturity, subject to certain conditions described below, into shares of our common stock at a conversion price of $59.50 per share (a conversion rate of approximately 16.8067 shares per $1,000 principal amount of notes). We may redeem any outstanding 2008 Notes for cash on June 15, 2008 at a price equal to 100.25% of the principal amount of such notes redeemed and after June 15, 2008 at a price equal to 100% of the principal amount of such notes redeemed; and

•                  $375.0 million of Zero Coupon Convertible Subordinated Notes due June 15, 2033, first putable for cash on June 15, 2010 (the “2010 Notes”) at a price of 100.25% of the face amount of the notes.  The holders of the 2010 Notes may also require us to repurchase all or a portion of the 2010 Notes for cash on June 15, 2015, June 15, 2020, June 15, 2025 and June 15, 2030, in each case at a price equal to the face amount of the notes.  The 2010 Notes are convertible prior to maturity, subject to certain conditions described below, into shares of our common stock at a conversion price of $56.50 per share (a conversion rate of approximately 17.6991 shares per $1,000 principal amount of notes). We may redeem any outstanding 2010 Notes for cash on June 15, 2010 at a price equal to 100.25% of the principal amount of such notes redeemed and after June 15, 2010 at a price equal to 100% of the principal amount of such notes redeemed.

The Notes also contain a restricted convertibility feature that does not affect the conversion price of the notes but, instead, places restrictions on a holder’s ability to convert their notes into shares of our common stock (“conversion shares”).  A holder may convert the notes only if one or more of the following conditions are satisfied:

•                  if, on the trading day prior to the date of surrender, the closing sale price of our common stock is more than 120% of the applicable conversion price per share;

•                  if we have called the notes for redemption;

•                  if the average of the trading prices of the notes for a specified period is less than 100% of the average of the conversion values of the notes during that period; provided, however, that no notes may be converted based on the satisfaction of this condition during the six-month period immediately preceding each specified date on which the holders may require us to repurchase their notes (for example, with respect to the June 15, 2008 put date for the 2008 notes, the 2008 Notes may not be converted from December 15, 2007 to June 15, 2008); or

•                  if we make certain significant distributions to our holders of common stock or we enter into specified corporate transactions.

We issued and sold the Notes to Credit Suisse First Boston LLC, CIBC World Markets Corp., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, SG Cowen Securities Corporation, ABN AMRO Rothschild LLC, Citigroup Global Markets Inc. and Lehman Brothers Inc., the initial purchasers, in transactions exempt from the registration requirements of the Securities Act of 1933, as amended, because the offer and sale did not involve a public offering.  The initial purchasers resold the notes to persons they reasonably believed to be “qualified institutional buyers” as defined in Rule 144A under the Securities Act or pursuant to Regulation S.  Under the registration rights agreement related to the Notes, we are required to file a shelf registration statement with the SEC to register the resale of the Notes and the shares of common stock issuable upon conversion thereof.

Convertible Note Hedge Strategy

Concurrent with the private placement of the Notes, we purchased a Convertible Note Hedge from Credit Suisse First Boston International (CSFBI) at a cost of $258.6 million.  We also sold to CSFBI warrants to purchase an aggregate of 12,939,689 shares of our common stock and received net proceeds from the sale of $178.3 million.  Taken together, the convertible note hedge and warrants have the effect of increasing the effective conversion price of the notes from our perspective to $72.08, a 50% premium to the last reported Nasdaq composite bid for our common stock on the day preceding the date of these agreements.  At our option, the convertible note hedge and warrants may be settled in either net cash or net shares.  If we elect to settle both instruments in cash, we would receive an amount equal to zero if the market price per share of our stock is at or below $56.50 to a maximum of $182.6 million if the market price per share is at or above $72.08.  If we elect to settle the convertible note hedge and warrants in shares, we would receive shares of our stock from CSFBI, not to exceed 2.5 million shares, with a value equal to the amount otherwise receivable on cash settlement.  In accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock,” we have recorded the convertible note hedge and warrants in additional paid in capital as of June 30, 2003, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity.

The warrants have a strike price of $72.08.  Of the total warrants sold, 6,302,521 warrants expire on June 15, 2008, with the remaining 6,637,168 warrants expiring on June 15, 2010.  The warrants are exercisable only on the respective expiration dates (European style) or upon conversion of the notes, if earlier.  We issued and sold the warrants to CSFBI in transactions exempt from the registration requirements of the Securities Act of 1933, as amended, because the offer and sale did not involve a public offering.  There were no underwriting commissions or discounts in connection with the sale of the warrants.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were considered at the annual meeting of stockholders of Cephalon held in West Chester, Pennsylvania, on May 29, 2003:

I.           For the election of the following persons as directors:

	NUMBER OF VOTES
	FOR	WITHHELD	BROKER NON- VOTES
Frank Baldino, Jr., Ph.D.	43,323,930	4,543,626	0
William P. Egan	28,079,208	19,788,348	0
Robert J. Feeney, Ph.D.	39,620,071	8,247,485	0
Martyn D. Greenacre	44,122,800	3,744,756	0
Charles A. Sanders, M.D.	38,774,486	9,093,070	0
Gail R. Wilensky, Ph.D.	39,221,465	8,646,091	0
Horst Witzel, Dr.-Ing	39,621,794	8,245,762	0

II.         To approve an increase in the number of shares of common stock authorized for issuance under the Cephalon, Inc. 1995 Equity Compensation Plan from 5,900,000 shares to 8,400,000 shares and the amendment and restatement of the 1995 Plan:

NUMBER OF VOTES
FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
39,085,295	8,696,502	85,759	0

ITEM 5.                   OTHER INFORMATION

ACTIQ Recall in Europe

In April 2003, we initiated a voluntary recall of certain batches of ACTIQ that were distributed in Europe based upon our determination that some units in these batches might contain levels of fentanyl that were higher than those established in the product specifications.  Following investigation, we identified the underlying cause and we believe we have taken appropriate corrective action.  We have discussed the nature of the recall and our corrective action with appropriate regulatory authorities, including the FDA, have filed the necessary documentation to evidence these changes, and are manufacturing, distributing and selling ACTIQ in the United States and Europe.  The recall has resulted in a reduction of sales revenue and an increase in cost of sales in the first half of 2003, with an aggregate financial impact in the amount of $2.2 million.  We are not aware of any adverse events with respect to any ACTIQ product contained in any of the recalled batches.

Takeover Bid for SIRTeX Medical Limited

On March 7, 2003, our wholly-owned subsidiary, Cephalon Australia Pty. Limited, formally commenced a takeover bid for SIRTeX Medical Limited, an Australian public company.  The bid was subject to a number of conditions, including the requirement that we obtain an interest in at least 90% of the issued share capital of SIRTeX.  On May 27, 2003, we announced that our bid had expired prior to our satisfying this 90% condition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                      Exhibits:

Exhibit No.	Description
3.1*	Amended and Restated Bylaws of Cephalon, Inc. (as of June 16, 2003)
4.1*

Indenture, dated as of June 11, 2003, between Cephalon, Inc. and U.S. Bank National Association, as trustee, with respect to Cephalon, Inc. Zero Coupon Convertible Notes due June 15, 2033, first putable June 15, 2008, and Zero Coupon Convertible Notes due June 15, 2033, first putable June 15, 2010.

10.1+

Cephalon, Inc. 1995 Equity Compensation Plan, as amended and restated, effective as of March 28, 2003 (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (333-106112) filed on June 13, 2003)

10.2+

Cephalon, Inc. 2000 Equity Compensation Plan for Employees and Key Advisors, as amended and restated, effective as of July 25, 2002 (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (333-106115) filed on June 13, 2003)

10.3+*	Termination Agreement dated March 31, 2002 of Consulting Agreement dated October 1, 2001, as amended April 1, 2002 and December 10, 2002 between Martyn D. Greenacre and the Company.
10.4*

Registration Rights Agreement dated June 11, 2003 between Cephalon, Inc. and Credit Suisse First Boston LLC, CIBC World Markets Corp., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, SG Cowen Securities Corporation, ABN AMRO Rothschild LLC, Citigroup Global Markets Inc. and Lehman Brothers Inc., as purchasers

31.1*	Certification of Frank Baldino, Jr., Chairman and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of J. Kevin Buchi, Senior Vice President and Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Frank Baldino, Jr., Chairman and Chief Executive Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of J. Kevin Buchi, Senior Vice President and Chief Financial Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Filed herewith.

+              Compensation plans and arrangements for executives and others.

(b)                     Reports on Form 8-K:

During the second quarter of 2003, we filed the following Current Reports on Form 8-K.

•                  On May 30, 2003, we filed a Current Report on Form 8-K (Item 5) that included a Press Release dated My 27, 2003 publicly announcing the expiration of our bid to acquire SIRTeX Medical Limited, an Australian public company.

•                  On June 9, 2003, we filed a Current Report on Form 8-K (Item 5) that included Press Releases dated June 5, 2003 and June 6, 2003 publicly announcing a proposed convertible subordinated note offering and the pricing of the convertible subordinated note offering, respectively.

•                  On June 18, 2003, we filed a Current Report on Form 8-K (Item 5) that included Press Releases dated June 16, 2003 and June 17, 2003 publicly announcing the appointment of Dennis L. Winger to the Board of Directors and the call for redemption of our 5¼% convertible subordinated notes, respectively.

In addition, on May 7, 2003, we furnished on Item 9 a Current Report on Form 8-K that included a Press Release dated May 7, 2003 publicly announcing our First Quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEPHALON, INC.
(Registrant)

August 14, 2003	By	/s/ FRANK BALDINO, JR.
Frank Baldino, Jr., Ph.D.
Chairman and Chief Executive Officer
(Principal executive officer)

	By	/s/ J. KEVIN BUCHI
J. Kevin Buchi
Senior Vice President and Chief Financial Officer
(Principal financial and accounting officer)