Form 10-Q
period 2003-09-30
CEPHALON INC
filed 2003-11-14
CIK 873364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-19119

CEPHALON, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	23-2484489
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

145 Brandywine Parkway, West Chester, PA	19380-4245
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒        No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 7, 2003
Common Stock, par value $.01	55,651,449 Shares

CEPHALON, INC. AND SUBSIDIARIES

ii

CEPHALON, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,032,141	$486,097
Investments	46,750	96,591
Receivables, net	99,881	83,130
Inventory, net	59,460	54,299
Deferred tax asset	56,023	56,070
Other current assets	11,897	9,793
Total current assets	1,306,152	785,980

PROPERTY AND EQUIPMENT, net	115,571	90,066
GOODWILL	298,769	298,769
OTHER INTANGIBLE ASSETS, net	331,451	351,719
DEBT ISSUANCE COSTS, net	37,454	21,406
DEFERRED TAX ASSET, net	188,464	114,002
OTHER ASSETS	58,643	27,148
	$2,336,504	$1,689,090

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$14,133	$15,402
Accounts payable	30,767	23,089
Accrued expenses	82,712	80,444
Current portion of deferred revenues	621	712
Total current liabilities	128,233	119,647

LONG-TERM DEBT	1,416,646	860,897
DEFERRED REVENUES	1,820	1,968
DEFERRED TAX LIABILITIES	48,140	52,666
OTHER LIABILITIES	14,181	11,327
Total liabilities	1,609,020	1,046,505

COMMITMENTS AND CONTINGENCIES (Note 8)	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, 2,500,000 shares issued, and none outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 55,687,495 and 55,425,841 shares issued, and 55,411,855 and 55,152,984 shares outstanding	557	554
Additional paid-in capital	1,052,621	1,034,137
Treasury stock, 275,640 and 272,857 shares outstanding, at cost	(12,114)	(11,989)
Accumulated deficit	(352,530)	(405,163)
Accumulated other comprehensive income	38,950	25,046
Total stockholders’ equity	727,484	642,585
	$2,336,504	$1,689,090

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2003	2002	2003	2002

REVENUES:
Sales	$184,877	$122,364	$482,745	$326,934
Other revenues	5,166	7,999	20,822	35,657
	190,043	130,363	503,567	362,591

COSTS AND EXPENSES:
Cost of sales	22,584	19,502	65,283	48,819
Research and development	44,541	30,725	117,336	91,925
Selling, general and administrative	63,533	45,215	183,685	130,430
Depreciation and amortization	10,991	8,715	32,558	25,051
	141,649	104,157	398,862	296,225

INCOME FROM OPERATIONS	48,394	26,206	104,705	66,366

OTHER INCOME AND EXPENSE
Interest income	2,962	3,940	8,137	10,580
Interest expense	(6,218)	(8,126)	(22,574)	(29,405)
Charge on early extinguishment of debt	(9,816)	—	(9,816)	(7,142)
Other income (expense)	(522)	(544)	1,789	(1,846)
	(13,594)	(4,730)	(22,464)	(27,813)

INCOME BEFORE INCOME TAXES	34,800	21,476	82,241	38,553

INCOME TAX EXPENSE	(12,528)	(1,500)	(29,608)	(3,485)

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	22,272	19,976	52,633	35,068

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	—	—	—	(3,534)

NET INCOME APPLICABLE TO COMMON SHARES	$22,272	$19,976	$52,633	$31,534

BASIC INCOME PER COMMON SHARE:
Income per common share before cumulative effect of a change in accounting principle	$0.40	$0.36	$0.95	$0.63
Cumulative effect of a change in accounting principle	—	—	—	(0.06)
	$0.40	$0.36	$0.95	$0.57

DILUTED INCOME PER COMMON SHARE:
Income per common share before cumulative effect of a change in accounting principle	$0.38	$0.35	$0.91	$0.61
Cumulative effect of a change in accounting principle	—	—	—	(0.06)
	$0.38	$0.35	$0.91	$0.55

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	55,573	55,128	55,510	55,044

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-ASSUMING DILUTION	64,552	56,730	64,497	56,971

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

									Accumulated Other Comprehensive Income
					Additional Paid-in Capital
	Comprehensive Income (Loss)		Common Stock			Treasury Stock		Accumulated Deficit
(In thousands, except share data)		Total	Shares	Amount		Shares	Amount

BALANCE, JANUARY 1, 2002		$398,731	54,909,533	$549	$982,123	223,741	$(9,523)	$(576,691)	$2,273

Net income	$171,528	171,528		—	—		—	171,528	—

Foreign currency translation gain	20,367
Unrealized investment gains	2,406
Other comprehensive income	22,773	22,773		—	—		—	—	22,773
Comprehensive income	$194,301

Stock options exercised		5,940	347,686	4	6,056	2,055	(120)	—	—

Tax benefit from the exercise of stock options		40,998		—	40,998		—	—	—

Restricted stock award plan		2,828	129,900	1	2,827		—	—	—

Employer contributions to employee benefit plan		2,133	38,722	—	2,133		—	—	—

Treasury stock acquired		(2,346)		—	—	47,061	(2,346)	—	—

BALANCE, DECEMBER 31, 2002		642,585	55,425,841	554	1,034,137	272,857	(11,989)	(405,163)	25,046

Net income	$52,633	52,633		—	—		—	52,633	—

Foreign currency translation gain	14,907
Unrealized investment losses	(1,003)
Other comprehensive income	13,904	13,904		—	—		—	—	13,904
Comprehensive income	$66,537

Sale of warrants associated with convertible subordinated notes		178,315		—	178,315		—	—	—

Purchase of Convertible Hedge associated with convertible subordinated notes		(258,584)			(258,584)

Tax benefit from the purchase of Convertible Hedge		90,500			90,500

Stock options exercised		3,391	236,891	3	3,388		—	—	—

Tax benefit from the exercise of stock options		3,100		—	3,100		—	—	—

Restricted stock award plan		936	6,175	—	936		—	—	—

Employer contributions to employee benefit plan		829	18,588	—	829		—	—	—

Treasury stock acquired		(125)		—	—	2,783	(125)	—	—

BALANCE, SEPTEMBER 30, 2003 (Unaudited)		$727,484	55,687,495	$557	$1,052,621	275,640	$(12,114)	$(352,530)	$38,950

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,633	$31,534
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	15,227	—
Tax benefit from exercise of stock options	3,100	—
Depreciation and amortization	32,558	25,051
Amortization of debt issuance costs	6,837	9,082
Cumulative effect of changing inventory costing method from FIFO to LIFO	—	3,534
Stock-based compensation expense	1,765	3,511
Non-cash charge on early extinguishment of debt	3,615	7,142
Increase (decrease) in cash due to changes in assets and liabilities:
Receivables	(12,394)	9,696
Inventory	(2,328)	(2,646)
Other assets	1,193	(3,956)
Accounts payable, accrued expenses and deferred revenues	6,339	2,369
Other liabilities	(2,784)	(738)

Net cash provided by operating activities	105,761	84,579

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(28,983)	(20,492)
Investments in non-marketable securities	(32,975)	—
Acquisition of intangible assets	—	(23,480)
Sales and maturities (purchases) of investments, net	48,838	(86,752)

Net cash used for investing activities	(13,120)	(130,724)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of common stock options	3,391	3,762
Payments to acquire treasury stock	(125)	(171)
Principal payments on and retirements of long-term debt	(200,757)	(17,944)
Net proceeds from issuance of convertible subordinated notes	727,085	—
Proceeds from sale of warrants	178,315	—
Purchase of convertible hedge	(258,584)	—

Net cash provided by (used for) financing activities	449,325	(14,353)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	4,078	3,036

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	546,044	(57,462)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	486,097	548,727

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,032,141	$491,265

Supplemental disclosures of cash flow information:
Cash payments for interest	$19,622	$13,422
Non-cash investing and financing activities:
Capital lease additions	733	741
Tax benefit from the purchase of Convertible Hedge	90,500	—

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amounts in thousands, except share data

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

Our corporate and research and development headquarters are in West Chester, Pennsylvania, and we have offices in Salt Lake City, Utah, France, the United Kingdom, Germany and Switzerland. We operate manufacturing facilities in France for the production of modafinil, which is the active drug substance in PROVIGIL® (modafinil) tablets [C-IV], and other products marketed primarily in France. We also operate manufacturing facilities in Salt Lake City, Utah for the production of ACTIQ® (oral transmucosal fentanyl citrate) [C-II] for distribution and sale in the European Union and the United States.

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

Foreign Currency

For our foreign operating entities with currencies other than the U.S. Dollar, the local currency is the functional currency and we translate asset and liability balances at exchange rates in effect at the end of the period, and income and expense transactions at the average exchange rates in effect during the period.  Resulting translation adjustments are reported as a separate component of accumulated other comprehensive income included in stockholders’ equity. Gains and losses from foreign currency transactions are included in the consolidated statements of operations.

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

Revenue Recognition

In the United States, we sell our products to pharmaceutical wholesalers, the largest three of which account for over 90% of our current sales.  Decisions made by these wholesalers regarding the levels of inventories they hold can materially affect the level of our sales in any period.  We attempt to minimize these fluctuations, both by providing, from time to time, discounts to our customers to stock normal amounts of inventory and by canceling orders if we believe a particular customer is speculatively buying inventory in anticipation of possible price increases.  We have no agreements, understandings, or business practices under which we have agreed to extend incentives based on levels of inventory held by wholesalers, and any incentives we may offer are not intended to have any relation to the wholesaler’s cost of carrying inventory. We believe that wholesaler inventories as of September 30, 2003 for all three of our products were within a normal range. At September 30, 2003, inventory levels maintained by wholesalers and chains were less than one month’s supply for all three of our U.S. products according to IMS Health. Sales recorded for the quarter ended September 30, 2003 were generally representative of underlying demand for the products.

Product sales are recognized upon the transfer of ownership and risk of loss for the product to the customer. In the United States, we sell all commercial products F.O.B. shipping point.  Transfer of ownership and risk of loss for the product pass to the customer at the point that the product is picked up by a common carrier for shipment to the customer.  In Europe, product sales are recognized predominantly upon customer receipt of the product except in certain contractual arrangements where different terms may be specified. We record product sales net of estimated reserves for contractual allowances, discounts and returns. Contractual allowances result from sales under contracts with managed care organizations and government agencies.

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

We provided income taxes for the nine months ended September 30, 2003 at an effective rate of 36% of pretax income which is our expected effective tax rate for the year ending December 31, 2003.  At September 30, 2003, the deferred tax asset recognized in our consolidated balance sheet is net of a valuation allowance of $45.6 million relating to certain tax credits, international operating loss carryforwards and temporary differences that we believe are not likely to be recovered.

Investments in Non-marketable Securities

We maintain investments in certain non-marketable securities of other unaffiliated entities, which are accounted for under the cost method and included in Other Assets in our consolidated balance sheets. At September 30, 2003 and December 31, 2002, we maintained investments in certain non-marketable securities of approximately $36.5 million and $5.5 million, respectively. We regularly assess whether these investments have been impaired and adjust the carrying values of these assets whenever events or changes in circumstances indicate that some or all of the carrying value of the assets may not be recoverable. In January 2003, we announced that we had entered into a five-year agreement with MDS Proteomics Inc. (MDSP), a subsidiary of MDS Inc., to utilize MDSP’s technologies with the objective of accelerating the clinical development of and broadening the market opportunities for our pipeline of small chemical compounds.  MDSP will receive payments from us upon the successful achievement of specified milestones and will receive royalties from us on sales of products resulting from the collaboration.  As part of the agreement, we purchased from MDSP a $30.0 million 5% convertible note due 2010.  The note is convertible into

MDSP’s common stock at an initial conversion price of $22.00 per share, subject to adjustment if MDSP sells shares of its common stock at a lower price.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset’s useful life. We adopted SFAS 143 on January 1, 2003.  The adoption of this new standard did not impact our current financial statements.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” This Statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance in Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Statement requires that costs associated with exit or disposal activities be recorded at their fair values when a liability has been incurred. SFAS 146 is effective for disposal activities initiated after December 31, 2002. The adoption of this new standard did not impact our current financial statements.

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

We account for stock-based employee compensation arrangements in accordance with provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Compensation cost, if any, is measured as the excess of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock.  We have opted to disclose only the provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment to FASB Statement No. 123,” as they pertain to financial statement recognition of compensation expense attributable to option grants.  As such, no compensation cost has been recognized for our stock option plans.  If we had elected to recognize compensation cost based on the fair value of granted stock options as prescribed by SFAS 123 and SFAS 148, the pro forma income and income per share amounts would have been as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Income applicable to common shares, as reported	$22,272	$19,976	$52,633	$31,534
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,808)	(8,425)	(23,073)	(25,781)
Pro forma income applicable to common shares for basic income per share calculation	$14,464	$11,551	$29,560	$5,753
Earnings per share:
Basic income per share, as reported	$0.40	$0.36	$0.95	$0.57
Basic income per share, pro forma	$0.26	$0.21	$0.53	$0.10

Diluted income per share, as reported	$0.38	$0.35	$0.91	$0.55
Diluted income per share, pro forma	$0.25	$0.20	$0.52	$0.10

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees.”  This Interpretation requires that upon the issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee.  FIN 45 is effective for guarantees issued or modified after December 31, 2002.  The adoption of this new statement did not impact our current financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  As a result of the adoption of this standard, Cephalon Clinical Partners, L.P. will be consolidated in our financial statements in the fourth quarter of 2003. This consolidation will not have a material impact on our financial statements.  Our investments in non-marketable securities of other entities are not considered variable interest entities and, therefore, we have not consolidated these entities.

In April 2003, the FASB issued SFAS No. 149, “Amendment of FASB Statement 133 on Derivative Instruments and Hedging Activities.”  This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an “underlying” to conform it to language used in FIN No. 45,  and amends certain other existing pronouncements.  This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The adoption of this new standard did not have any effect on our current financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  This

Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  This new standard has been considered in accounting for our Convertible Note Hedge and Warrants  - see Note 7.

In May 2003, the FASB’s Emerging Issues Task Force reached consensus on Issue 00-21. This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, this Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying this Issue, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. This Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The application of this Issue did not have any effect on our current financial statements.

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

In addition, our statement of operations for the nine months ended September 30, 2002 included certain charges related to the operations of the joint venture, as follows:

Selling, general and administrative expenses	$3,508
Interest expense	3,163
Interest income	(190)
Total	$6,481

3.                   CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash, cash equivalents and investments consisted of the following:

	September 30, 2003	December 31, 2002
Cash and cash equivalents:
Demand deposits and money market funds	$191,667	$486,097
Asset-backed securities	125,000	—
Repurchase agreements	334,530	—
Commercial paper	380,944	—
	1,032,141	486,097

Short-term investments (at market value):
U.S. government agency obligations	—	4,994
Asset-backed securities	23,320	65,796
Bonds	23,430	25,801
	46,750	96,591

Total cash, cash equivalents and investments	$1,078,891	$582,688

The contractual maturities of our investments in cash, cash equivalents, and investments at September 30, 2003 are as follows:

Less than one year	$1,032,162
Greater than one year but less than two years	6,369
Greater than two years	40,360
$1,078,891

4.                   RECEIVABLES

Receivables consisted of the following:

	September 30, 2003	December 31, 2002
Trade receivables	$90,542	$63,659
Receivables from collaborations	13,034	12,321
Other receivables	5,581	12,251
	109,157	88,231
Reserve for sales discounts, returns and allowances	(9,276)	(5,101)
	$99,881	$83,130

5.                   INVENTORY

Inventory consisted of the following:

	September 30, 2003	December 31, 2002
Raw materials	$23,342	$28,628
Work-in-process	7,266	2,448
Finished goods	28,852	23,223
	$59,460	$54,299

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

6.                   OTHER INTANGIBLE ASSETS, NET

Other intangible assets consisted of the following:

	September 30, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology acquired from Lafon	$132,000	$17,267	$114,733	$132,000	$9,867	$122,133
Trademarks/tradenames acquired from Lafon	16,000	1,867	14,133	16,000	1,067	14,933
GABITRIL product rights	114,163	18,692	95,471	110,749	12,431	98,318
Novartis CNS product rights	41,641	11,451	30,190	41,641	8,328	33,313
ACTIQ marketing rights	75,465	14,143	61,322	75,465	8,396	67,069
Modafinil marketing rights	8,739	848	7,891	7,906	209	7,697
Other product rights	13,651	5,940	7,711	12,377	4,121	8,256
	$401,659	$70,208	$331,451	$396,138	$44,419	$351,719

Other intangible assets are amortized over their estimated useful economic life using the straight-line method.  Amortization expense was $8.3 million and $7.4 million for the three months ended September 30, 2003 and 2002, respectively, and $24.8 million and $20.2 million for the nine months ended September 30, 2003 and 2002, respectively.  Estimated amortization expense of intangible assets for each of the next five fiscal years is approximately $32.8 million.

7.                   LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30, 2003	December 31, 2002
2.5% convertible subordinated notes due December 2006	$602,677	$600,000
Zero Coupon convertible subordinated notes first putable June 2008	375,000	—
Zero Coupon convertible subordinated notes first putable June 2010	375,000	—
5.25% convertible subordinated notes due May 2006	—	183,000
3.875% convertible subordinated notes due March 2007	43,000	55,000
Due to Abbott Laboratories	16,406	17,162
Mortgage and building improvement loans	10,505	10,940
Capital lease obligations	2,429	2,594
Other	5,762	7,603
Total debt	1,430,779	876,299
Less current portion	(14,133)	(15,402)
Total long-term debt	$1,416,646	$860,897

Interest Rate Swaps

In January 2003, we entered into an interest rate swap agreement with a financial institution, relating to our $600.0 million 2.5% convertible subordinated notes, in the aggregate notional amount of $200.0 million.  Under the swap, we agreed to pay a variable interest rate on this $200.0 million notional amount equal to LIBOR-BBA + .29% in exchange for the financial institution’s agreement to pay a fixed rate of 2.5%.  The variable interest rate is re-calculated at the beginning of each quarter.  The interest rate in effect during the third quarter of 2003 was 1.39%. We also agreed to provide the financial institution with cash collateral to support our obligations under the agreement.  The initial collateral amount was $3.0 million and was recorded in Other Assets in our consolidated balance sheet. We increased the carrying value of the subordinated notes by $2.2 million at the time the agreement was made. This amount is being amortized over the four-year term of the agreement. At the end of each quarter, we record an adjustment to the carrying value of the subordinated notes and the amount due for settling the interest rate swap based on their fair values as of that date. The carrying value of the interest rate swap was $0.8 million as of September 30, 2003 and is recorded in Other Assets in our consolidated balance sheet.

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

The aggregate commissions and other debt issuance costs incurred with respect to the Notes were $22.9 million, which have been capitalized in Debt Issuance Costs on our consolidated balance sheet and are being amortized over five and seven years.  The Notes are subordinate to our existing and future senior indebtedness. The outstanding principal balance of the 2008 and 2010 Notes will be first classified as Current Portion of Long-Term Debt during the twelve months prior to the respective dates on which the Notes are first putable.

The Notes also contain restricted convertibility terms that do not affect the conversion price of the notes but, instead, place restrictions on a holder’s ability to convert their notes into shares of our common stock (“conversion shares”).  A holder may convert the notes if one or more of the following conditions are satisfied:

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

Because of the inclusion of the restricted convertibility terms of the Notes, our diluted income per common share calculation does not give effect to the dilution from the conversion of the Notes until our share price exceeds the 20% conversion price premium or one of the other conditions above is satisfied.

Convertible Note Hedge Strategy

Concurrent with the private placement of the Notes, we purchased a Convertible Note Hedge from Credit Suisse First Boston International (CSFBI) at a cost of $258.6 million.  We also sold to CSFBI warrants to purchase an aggregate of 12,939,689 shares of our common stock and received net proceeds from the sale of $178.3 million.  Taken together, the Convertible Note Hedge and warrants have the effect of increasing the effective conversion price of the notes from our perspective to $72.08, a 50% premium to the last reported Nasdaq composite bid for our common stock on the day preceding the date of these agreements.  At our option, the Convertible Note Hedge and warrants may be settled in either net cash or net shares.  If we elect to settle both instruments in cash, we would receive an amount equal to zero if the market price per share of our stock is at or below $56.50 to a maximum of $182.6 million if the market price per share is at or above $72.08.  If we elect to settle the Convertible Note Hedge and warrants in shares, we would receive shares of our stock from CSFBI, not to exceed 2.5 million shares, with a value equal to the amount otherwise receivable on cash settlement.  In accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” we have recorded the Convertible Note Hedge and warrants in additional paid in capital as of June 30, 2003, and will not recognize subsequent changes in fair value.  We also recognized a deferred tax asset of $90.5 million in the second quarter of 2003 for the effect of the future tax benefits related to the Convertible Note Hedge.

The warrants have a strike price of $72.08.  Of the total warrants sold, 6,302,521 warrants expire on June 15, 2008, with the remaining 6,637,168 warrants expiring on June 15, 2010.  The warrants are exercisable only on the respective expiration dates (European style) or upon the conversion of the notes, if earlier.

Convertible Subordinated Notes Purchases/Redemption

In March 2003, we purchased $2.0 million of the 5.25% notes in the open market at a 2.5% discount. In April 2003, we purchased $7.0 million of the 5.25% notes in the open market at par value.  In July 2003, we redeemed for cash all of the $174.0 million outstanding 5.25% notes at a redemption price of 103.15% per $1,000 aggregate principal amount of notes. In July 2003, we purchased $12.0 million of the 3.875% notes from one of the holders in a private transaction at a price of 106% of the face amount of the notes.

During the third quarter of 2003, $9.8 million was recognized in our financial statements as a charge on early extinguishment of debt as follows:

	Principal Amount	Premium	Write-off of unamortized debt issuance costs	Total Charge On Early Extinguishment of Debt
5.25% Notes redeemed in July 2003	174,000	5,481	3,598	9,079
3.875% Notes purchased in July 2003	12,000	720	17	737
	$186,000	$6,201	$3,615	$9,816

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

Cephalon Clinical Partners, L.P.

In August 1992, we exclusively licensed our rights to MYOTROPHIN for human therapeutic use within the United States, Canada and Europe to Cephalon Clinical Partners, L.P. (CCP).  A subsidiary of Cephalon is the sole general partner of CCP.  We developed MYOTROPHIN on behalf of CCP under a research and development agreement.  Under this agreement, CCP granted us an exclusive license to manufacture and market MYOTROPHIN for human therapeutic use within the United States, Canada and Europe, and we agreed to make royalty payments equal to a percentage of product sales and a milestone payment of approximately $16.0 million upon regulatory approval.  We have a contractual option, but not an obligation, to purchase all of the limited partnership interests of CCP, which is exercisable upon the occurrence of certain events following the first commercial sale of MYOTROPHIN.  If, and only if, we decide to exercise this purchase option, we would make an advance payment of approximately $40.3 million in cash or, at our election, approximately $42.4 million in shares of common stock or a combination thereof.  If we discontinue development of MYOTROPHIN, or if we do not exercise this purchase option, our license will terminate and all rights to manufacture or market MYOTROPHIN in the United States, Canada and Europe will revert to CCP, which may then commercialize MYOTROPHIN itself or license or assign its rights to a third party.  In that event, we would not receive any benefits from such commercialization, license or assignment of rights.

Legal Proceedings

On March 28, 2003, we filed a patent infringement lawsuit in U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Pharmaceuticals Inc., and Barr Laboratories, Inc. based upon the abbreviated new drug applications (ANDAs) filed by each of these companies seeking FDA approval to market a generic version of modafinil.  The lawsuit claims infringement of our U.S. Patent No. RE37516, which covers the pharmaceutical compositions and methods of treatment with the form of modafinil contained in PROVIGIL.  This lawsuit is currently in the discovery phase and we expect that the trial will begin sometime in 2005.  We intend to vigorously defend the validity, and prevent infringement, of this patent.

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

9.                   COMPREHENSIVE INCOME

Our comprehensive income includes net income, unrealized gains from foreign currency translation adjustments and unrealized investment gains and losses.  Our total comprehensive income is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income	$22,272	$19,976	$52,633	$31,534

Foreign currency translation adjustment	2,597	595	14,907	10,032
Unrealized investment gains (losses)	(572)	1,687	(1,003)	3,452
Other comprehensive income	2,025	2,282	13,904	13,484

Comprehensive income	$24,297	$22,258	$66,537	$45,018

10.            EARNINGS PER SHARE

We compute income per common share in accordance with SFAS No. 128, “Earnings Per Share.” Basic income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted income per common share is computed based on the weighted average shares outstanding and the dilutive impact of common stock equivalents outstanding during the period. The dilutive effect of employee stock options and restricted stock awards is measured using the treasury stock method. The dilutive effect of convertible notes is measured using the “if-converted” method.  Common stock equivalents are not included in periods where there is a loss, as they are anti-dilutive. Because of the inclusion of the restricted convertibility terms of the Zero Coupon Convertible Subordinated Notes, our diluted income per common share calculation does not give effect to the dilution from the conversion of the notes until our share price exceeds the 120% conversion price premium.  See Note 7. The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted income per common share:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Basic income per share computation:
Numerator:
Income before cumulative effect of a change in accounting principle	$22,272	$19,976	$52,633	$35,068
Cumulative effect of a change in accounting principle	—	—	—	(3,534)
Net income used for basic income per common share	$22,272	$19,976	$52,633	$31,534

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Denominator:
Weighted average shares used for basic income per common share	55,573,000	55,128,000	55,510,000	55,044,000

Basic income per common share:
Income per common share before cumulative effect of a change in accounting principle	$0.40	$0.36	$0.95	$0.63
Cumulative effect of a change in accounting principle	—	—	—	(0.06)
	$0.40	$0.36	$0.95	$0.57
Diluted income per share computation:
Numerator:
Income before cumulative effect of a change in accounting principle	$22,272	$19,976	$52,633	$35,068
Cumulative effect of a change in accounting principle	—	—	—	(3,534)
Net income used for basic income per common share	22,272	19,976	52,633	31,534
Interest on convertible subordinated notes (net of tax)	2,049	—	6,359	—
Net income used for diluted income per common share	$24,321	$19,976	$58,992	$31,534

Denominator:
Weighted average shares used for basic income per common share	55,573,000	55,128,000	55,510,000	55,044,000
Effect of dilutive securities:
Employee stock options and restricted stock awards	1,571,000	1,602,000	1,579,000	1,927,000
Convertible subordinated notes	7,408,000	—	7,408,000	—
Weighted average shares used for diluted income per common share	64,552,000	56,730,000	64,497,000	56,971,000

Diluted income per common share:
Income per common share before cumulative effect of a change in accounting principle	$0.38	$0.35	$0.91	$0.61
Cumulative effect of a change in accounting principle	—	—	—	(0.06)
	$0.38	$0.35	$0.91	$0.55

The following reconciliation shows the shares excluded from the calculation of diluted income per common share as the inclusion of such shares would be anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Weighted average shares excluded:
Employee stock options	5,674,000	3,633,000	5,698,000	2,317,000
Convertible subordinated notes	13,730,000	10,662,000	7,702,000	10,662,000
	19,404,000	14,295,000	13,400,000	12,979,000

In addition, we have excluded shares related to zero coupon convertible note warrants of 12.9 million and 5.3 million for the three and nine months ended September 30, 2003 respectively, and all of the shares related to the Convertible Note Hedge, as such shares would be anti-dilutive.  The convertible note hedge and warrant transactions are expected to reduce the potential dilution from the conversion of the zero coupon convertible subordinated notes from 12.9 million shares to as few as 10.4 million shares.

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

Although we have significant European operations, we have determined that all of our operations have similar economic characteristics and may be aggregated with our United States operations into a single operational segment for reporting purposes.  Summarized revenue and long-lived asset information by geographic region is provided below:

Revenues:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
United States	$155,507	$100,349	$402,574	$275,908
Europe	34,536	30,014	100,993	86,683
Total	$190,043	$130,363	$503,567	$362,591

Long-lived assets:

	September 30, 2003	December 31, 2002
United States	$499,463	$383,768
Europe	530,889	519,342
Total	$1,030,352	$903,110

12.            SUBSEQUENT EVENTS

On November 3, 2003, we entered into an Agreement and Plan of Merger with CIMA LABS INC.  Pursuant to this agreement, we will acquire CIMA through the merger of a wholly-owned subsidiary of Cephalon with and into CIMA, with CIMA surviving as a wholly-owned subsidiary of Cephalon.  In connection with the merger, each outstanding share of CIMA common stock will be converted into the right to receive $34.00 per share in cash. Each outstanding option to purchase CIMA common stock, whether or not vested or exercisable, will be converted into the right to receive in cash an amount equal to $34.00 less the exercise price for such option. The total value of the transaction is approximately $515 million, or $397 million net of CIMA’s cash and cash equivalents. The completion of the transaction is subject to several conditions, including the approval of the merger by the stockholders of CIMA and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.  We expect the merger to be completed in the first quarter of 2004.

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements, including the related notes, presented in our Annual Report on Form 10-K for the year ended December 31, 2002.

RECENT DEVELOPMENTS

Since June 30, 2003, we have announced the following significant events:

On November 3, 2003, we entered into an Agreement and Plan of Merger with CIMA LABS INC.  Pursuant to this agreement, we will acquire CIMA through the merger of a wholly-owned subsidiary of Cephalon with and into CIMA, with CIMA surviving as a wholly-owned subsidiary of Cephalon.  In connection with the merger, each outstanding share of CIMA common stock will be converted into the right to receive $34.00 per share in cash. Each outstanding option to purchase CIMA common stock, whether or not vested or exercisable, will be converted into the right to receive in cash an amount equal to $34.00 less the exercise price for such option. The total value of the transaction is approximately $515 million, or $397 million net of CIMA’s cash and cash equivalents. The completion of the transaction is subject to several conditions, including the approval of the merger by the stockholders of CIMA and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.  We expect the merger will be completed in the first quarter of 2004.

On September 25, 2003, we announced that the Peripheral and Central Nervous System Drugs Advisory Committee of the FDA had recommended that the label for PROVIGIL be expanded.  As part of that announcement, we indicated our intent to increase the number of persons in our existing sales force in anticipation of this expanded label.  On October 21, 2003, we announced that we had received an approvable letter from the FDA stating that PROVIGIL was approvable for improving wakefulness in patients with excessive sleepiness associated with shift work sleep disorder and in patients with obstructive sleep apnea/hypopnea syndrome.  We expect to launch these new indications for PROVIGIL in the first quarter of 2004, subject to final FDA approval and the determination of the precise wording of the label for PROVIGIL with respect to these new indications.

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

Revenue recognition, current—In the United States, we sell our products to pharmaceutical wholesalers, the largest three of which account for over 90% of our current sales.  Decisions made by these wholesalers regarding the levels of inventories they hold can materially affect the level of our sales in any period.  We attempt to minimize these fluctuations, both by providing, from time to time, discounts to our customers to stock normal amounts of inventory and by canceling orders if we believe a particular customer is speculatively buying inventory in anticipation of possible price increases.  We have no agreements, understandings, or business practices under which we have agreed to extend incentives based on levels of inventory held by wholesalers, and any incentives we may offer are not intended to have any relation to the wholesaler’s cost of carrying inventory. We believe that wholesaler inventories as of September 30, 2003 for all three of our products were within a normal range. At September 30, 2003, inventory levels maintained by wholesalers and chains were less than one month’s supply for all three of our U.S. products, according to IMS Health. Sales recorded for the quarter ended September 30, 2003 were generally representative of underlying demand for the products.

Product sales are recognized upon the transfer of ownership and risk of loss for the product to the customer. In the United States, we sell all commercial products F.O.B. shipping point.  Transfer of ownership and risk of loss for the product pass to the customer at the point that the product is picked up by a common carrier for shipment to the customer.  In Europe, product sales are recognized predominantly upon customer receipt of the product except in certain contractual arrangements where different terms may be specified. We record product sales net of estimated reserves for contractual allowances, discounts and returns. Contractual allowances result from sales under contracts with managed care organizations and government agencies.

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

Inventories— Our inventories are valued at the lower of cost or market, and include the cost of raw materials, labor, overhead and shipping and handling costs.  Cost is computed on domestic inventories using the last-in, first-out (LIFO) method. For the majority of our foreign inventories, the first-in, first-out (FIFO) method is utilized. The majority of our inventories are subject to expiration dating. We regularly evaluate the carrying value of our inventories and when, in our opinion, factors indicate that impairment has occurred, we establish a reserve against the inventories’ carrying value. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment. We base our analysis, in part, on the level of inventories on hand in relation to our estimated forecast of product demand, production requirements over the next 12 months and the expiration dates of raw materials and finished goods. Although we make every effort to ensure the accuracy of forecasts of future product demand, any significant unanticipated decreases in demand could have a material impact on the carrying value of our inventories and our reported operating results.  To date, inventory adjustments have not been material.

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

Income taxes—We provide for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax and financial reporting bases of assets and liabilities.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2003 compared to three months ended September 30, 2002

	Three months ended September 30,
In thousands:	2003	2002

Sales:*
PROVIGIL	$79,746	$52,898
ACTIQ	65,451	35,025
GABITRIL	17,243	13,429
Other	22,437	21,012
Total sales	184,877	122,364

Total other revenues	5,166	7,999

Total revenues	$190,043	$130,363

*              Certain sales amounts for the three months ended September 30, 2002 have been reclassified to conform to current period                 presentation.

Revenues—Total sales in the third quarter of 2003 increased 51% over the third quarter of 2002. The increase is attributable to a number of factors including:

•                  Sales of PROVIGIL increased 51% as compared to the same period last year.  The increase was the result of strong U.S. demand for PROVIGIL as indicated by a 31% increase in prescriptions, according to IMS Health, driven by an expansion of both our sales force and marketing efforts, and by aggregate domestic price increases in 2003 of approximately 5.1%.  International sales of PROVIGIL increased by $3.7 million during the period.

•                  Sales of ACTIQ increased 87% as compared to the same period last year. This increase was due, in part, to an expanded sales force and continued, focused marketing efforts to pain specialists as indicated by a 82% increase in U.S. prescriptions, according to IMS Health.

•                  Sales of GABITRIL increased 28% compared to the same period last year.  Domestic sales increased 27% driven by an expansion of both our sales force and marketing efforts as indicated by a 43% increase in U.S. prescriptions, according to IMS Health. Average aggregate increases in domestic prices of approximately 6.5% in 2003 also contributed to higher sales recorded in the third quarter of 2003.

•                  Other sales consist primarily of sales of other products and certain third party products in various international markets, principally in France. A strengthening of the Euro versus the U.S. dollar favorably impacted sales in the third quarter of 2003.

Amounts recorded as other revenues primarily consist of amortization of up-front fees, ongoing research and development funding, milestone payments and payments under co-promotional or managed services agreements.  Total other revenues decreased approximately 35% from period to period.  The decrease is primarily due to the reduction in the amount of revenue recorded under our agreements with Sanofi-Synthélabo and Novartis Pharma AG. The level of other revenue recognized from period to period may continue to fluctuate based on the status of each related project and terms of each collaboration agreement.  Therefore, past levels of other revenues may not be indicative of future levels.

Cost of Sales— The cost of sales was approximately 12% of net sales for the third quarter of 2003 and 16% of net sales for the third quarter of 2002.  The decrease is primarily due to cost savings we realized when we began utilizing our Salt Lake City facility as our sole manufacturer of ACTIQ beginning in June 2003.

Research and Development Expenses—Research and development expenses increased $13.8 million, or 45%, to $44.5 million for the third quarter of 2003 from $30.7 million for the third quarter of 2002. Approximately $9.3 million of this increase is due to costs associated with additional clinical studies conducted in 2003 to explore the utility of GABITRIL beyond its current indication, increased expenditures associated with the Phase 2/3 study of CEP-1347 in Parkinson’s Disease and costs incurred on Phase 1 studies of the R-isomer of modafinil. In the third quarter of 2003, we also recorded a $2.0 million charge relating to the write-off as an R&D expense of the value of an investment in an unaffiliated entity. These increases were offset by a decrease in expenditures of $2.2 million related predominantly to producing clinical supplies in 2002 for our Phase 1 studies associated with our angiogenesis inhibitors program in collaboration with Sanofi-Synthélabo.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $18.3 million, or 41%, to $63.5 million for the third quarter of 2003 from $45.2 million for the third quarter of 2002.  Sales and marketing costs increased $18.2 million in the U.S. as a result of the expansion of our field sales forces, additional product promotional expenses and an increased number of medical education programs.  This increase was partially offset by a $2.0 million expense recorded in the third quarter of 2002 related to moving our manufacturing activities from a contractor to our Salt Lake City facility.

Depreciation and Amortization Expenses—Depreciation and amortization expenses increased $2.3 million, or 26%, to $11.0 million for the third quarter of 2003 from $8.7 million for the third quarter of 2002. Of this increase, $1.2 million is attributable to additional amortization in 2003 associated with the October 2002 acquisition of ACTIQ marketing rights in certain countries, principally in Europe.  Depreciation expense increased by $0.8 million as a result of increased purchases for manufacturing equipment at our Salt Lake City location for the production of ACTIQ for the U.S. market and increased capital spending on building improvements at both our West Chester and Salt Lake City locations.

Other Income and Expense—Total other expenses, net, increased $8.9 million, or 187%, to $13.6 million for the third quarter of 2003 from $4.7 million for the third quarter of 2002 due primarily to:

In Millions
$9.8	the recognition of a pre-tax charge associated with the redemption of the outstanding balance of 5.25% convertible notes, and the repurchase of a portion of our 3.875% convertible notes,
(2.6)	a decrease in interest and amortization expense associated with the redemption of our 5.25% convertible notes,
(0.7)	a decrease in interest expense on our 2.5% convertible subordinated notes as a result of the interest rate swap agreement in effect for $200.0 million of the outstanding $600.0 million balance,
1.0	an increase in amortization expense associated with the June 2003 placement of zero coupon convertible subordinated notes,
1.0	a decrease in interest income from the third quarter of 2002 due to lower investment returns slightly offset by higher average investment balances,
0.4	other.
$8.9

Income Taxes— We recognized $12.5 million of income tax expense in the third quarter of 2003 based on an overall estimated annual effective tax rate of 36%.  Income tax expense of $1.5 million recorded in the third quarter of 2002 represents foreign income taxes associated with activities in France.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

	Nine months ended September 30,
In thousands:	2003	2002
Sales:*
PROVIGIL	$205,058	$149,366
ACTIQ	164,316	82,802
GABITRIL	44,473	33,705
Other	68,898	61,061
Total sales	482,745	326,934

Total other revenues	20,822	35,657

Total revenues	$503,567	$362,591

*              Certain sales amounts for the nine months ended September 30, 2002 have been reclassified to conform to current period                 presentation.

Revenues— Total sales in the first nine months of 2003 increased 48% over the first nine months of 2002. The increase is attributable to a number of factors including:

•                  Sales of PROVIGIL increased 37% as compared to the same period last year.  The increase was the net result of strong U.S. demand for PROVIGIL as indicated by a 32% increase in prescriptions, according to IMS Health, driven by an expansion of both our sales force and marketing efforts, and by weighted average domestic price increases of approximately 6.5%.  Throughout 2002 and early 2003, higher than normal inventory levels, which existed at certain wholesalers due to significant speculative buying at the end of 2001, were depleted.

•                  Sales of ACTIQ increased 98% as compared to the same period last year. This increase was due, in part, to an expanded sales force and continued, focused marketing efforts to pain specialists as indicated by an 82% increase in U.S. prescriptions, according to IMS Health. Domestic weighted average price increases of approximately 4.9% also contributed to higher sales recorded in 2003.

•                  Sales of GABITRIL increased 32% compared to the same period last year.  Domestic sales increased 35% driven by an expansion of both our sales force and marketing efforts as indicated by a 60% increase in U.S. prescriptions, according to IMS Health. Weighted average increases in domestic prices of approximately 5.5% also contributed to higher sales recorded in 2003.

•                  Other sales consist primarily of sales of other products and certain third party products in various international markets, principally in France. A strengthening of the Euro versus the U.S. dollar favorably impacted sales recorded in 2003.

Amounts recorded as other revenues primarily consist of amortization of up-front fees, ongoing research and development funding, milestone payments and payments under co-promotional or managed services agreements.  Total other revenues decreased approximately 42% from period to period.  The decrease is primarily due to the reduction in the amount of revenue recorded under our agreements with Sanofi-Synthélabo and Novartis Pharma AG. The level of other revenue recognized from period to period may continue to fluctuate based on the status of each related project and terms of each collaboration agreement.  Therefore, past levels of other revenues may not be indicative of future levels.

Cost of Sales— The cost of sales was approximately 14% of net sales for the nine months ended September 30, 2003 and 15% of net sales for the nine months ended September 30, 2002.  The decrease is primarily due to cost savings we realized when we began utilizing our Salt Lake City facility as our sole manufacturer of ACTIQ beginning in June 2003.

Research and Development Expenses—Research and development expenses increased $25.4 million, or 28%, to $117.3 million for the first nine months of 2003 from $91.9 million for the first nine months of 2002. Approximately $20.0 million of this increase is due to costs associated with additional clinical studies conducted in 2003 to explore the utility of GABITRIL beyond its current indication, increased expenditures associated with the Phase 2/3 study of CEP-1347 in Parkinson’s Disease and costs incurred with Phase 1 studies of the R-isomer of modafinil.  In the third quarter of 2003, we also recorded a $2.0 million charge relating to the write-off as R&D expense of the value of an investment in an unaffiliated entity. These increases were partially offset by a decrease in expenditures associated with the conclusion or near-conclusion of clinical studies of PROVIGIL in shift work sleep disorder and adult attention deficit/hyperactivity disorder of $3.9 million and by a decrease in expenditures of $5.8 million related predominantly to producing clinical supplies in 2002 for our Phase 1 studies associated with our angiogenesis inhibitors program in collaboration with Sanofi-Synthélabo.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $53.3 million, or 41%, to $183.7 million for the first nine months of 2003 from $130.4 million for the first nine months of 2002.  Sales and marketing costs increased $47.7 million in the U.S. as a result of the expansion of our field sales forces, additional product promotional expenses and an increased number of medical education programs. Selling, general and administrative expenses at our Cephalon France subsidiary increased by $5.1 million over the same period in 2002 due primarily to the strengthening of the Euro as compared to the U.S. dollar. These increases were partially offset by a $2.0 million expense recorded in the third quarter of 2002 related to moving our manufacturing activities from a contractor to our Salt Lake City facility.

Depreciation and Amortization Expenses—Depreciation and amortization expenses increased by $7.5 million, or 30%, to $32.6 million for the first nine months of 2003 from $25.1 million for the first nine months of 2002, of which $3.5 million is attributable to additional amortization in 2003 associated with the October 2002 acquisition of ACTIQ marketing rights in certain countries. Depreciation expenses increased by $2.3 million as a result of increased purchases for manufacturing equipment at our Salt Lake City location for the production of ACTIQ for the U.S. market and increased capital spending on building improvements at both our West Chester and Salt Lake City locations.

Other Income and Expense— Total other expenses, net, decreased $5.3 million, or 19%, to $22.5 million for the first nine months of 2003 from $27.8 million for the first nine months of 2002 due to:

(in millions)
$(3.2)	Decrease in interest expense because 2002 included non-repeating interest expense associated with the joint venture,
(2.7)	a decrease in interest and amortization expense associated with the redemption of our 5.25% convertible notes during 2003,
(1.8)	a decrease in interest expense on our 2.5% convertible subordinated notes as a result of the interest rate swap agreement in effect for $200.0 million of the outstanding $600.0 million balance,
1.0	an increase in amortization expense associated with our June 2003 placement of zero coupon convertible subordinated notes;
2.7

the recognition of charges on the early extinguishment of debt in both 2002 and 2003 resulting in an increase of $2.7 million from year to year. The charge in 2002 of $7.1 million resulting from our purchase of the investor’s interests in the joint venture. This charge consisted of a write-off of $4.6 million of the remaining capitalized costs associated with the formation of the joint venture and a $2.5 million loss on the early extinguishment of debt. The charge in 2003 of $9.8 million is associated with the redemption of the outstanding balance of 5.25% convertible notes, and the repurchase of a portion of our 3.875% convertible notes;

(3.6)

an increase in other income from the first nine months of 2002 primarily due to the effect of foreign currency gains from the Australian dollar hedge related to the SIRTeX bid, offset by foreign currency losses recorded by our European subsidiaries relating to the weakening of the U.S. Dollar relative to other currencies,

2.4	a decrease in interest income from the first nine months of 2002 due to lower investment returns slightly offset by higher average investment balances,
(0.1)	other.
$(5.3)

Income Taxes—We recognized $29.6 million of income tax expense in the first nine months of 2003 based on an overall estimated annual effective tax rate of 36%.  Income tax expense of $3.5 million recorded in the first nine months of 2002 represents foreign income taxes associated with activities in France.

Cumulative Effect of Changing Inventory Costing Method from FIFO to LIFO—Effective January 1, 2002, we changed our method of valuing domestic inventories from the first-in, first-out, or FIFO method, to the last-in, first-out, or LIFO method.  We recognized a charge of $3.5 million in the first quarter of 2002 as the cumulative effect of adopting the LIFO inventory costing method.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and investments at September 30, 2003 were $1.1 billion, representing 46% of total assets. Working capital, which is calculated as current assets less current liabilities, was $1.2 billion at September 30, 2003.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $105.8 million for nine months ended September 30, 2003 as compared to $84.6 million for the same period in 2002. The increase in cash provided by operating activities in the first nine months of 2003 over the comparable period in 2002 was due primarily to higher income from operations in 2003.

Net Cash Used for Investing Activities

Net cash used for investing activities was $13.1 million for the nine months ended September 30, 2003 as compared to $130.7 million for the same period in 2002. Significantly higher purchases of available for sale investments and acquisitions of intangible assets in 2002 were partially offset by purchases of investments of non-marketable securities in 2003, including MDS Proteomics Inc. (MDSP)

Net Cash Provided by (Used for) Financing Activities

Net cash provided by financing activities was $449.3 million for the nine months ended September 30, 2003, as compared to net cash used for financing activities of $14.4 million for the same period in 2002. The period-to-period change is primarily the result of net proceeds of $727.1 million received from the sale of zero coupon convertible subordinated notes partially offset by the retirement of $195.0 million in convertible subordinated notes. Concurrent with the private placement of the zero coupon convertible subordinated notes, we purchased a Convertible Note Hedge for $258.6 million and sold warrants for $178.3 million.

Commitments and Contingencies

—Legal Proceedings

On March 28, 2003, we filed a patent infringement lawsuit in U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Pharmaceuticals Inc., and Barr Laboratories, Inc. based upon the ANDAs filed by each of these companies seeking FDA approval to market a generic version of modafinil.  The lawsuit claims infringement of our U.S. Patent No. RE37516, which covers the pharmaceutical compositions and methods of treatment with the form of modafinil contained in PROVIGIL.  This lawsuit is currently in the discovery phase and we expect that the trial will begin sometime in 2005.  We intend to vigorously defend the validity, and prevent infringement, of this patent.

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

Outlook

Cash, cash equivalents and investments at September 30, 2003 were $1.1 billion.  We expect to use our remaining cash, cash equivalents and investments for working capital and general corporate purposes, including the acquisition of businesses, products, product rights, or technologies, the payment of contractual obligations, including scheduled interest payments on our convertible notes, and/or the purchase, redemption or retirement of our convertible notes. On November 3, 2003, we announced that we had signed a definitive agreement to acquire by merger all of the outstanding shares of CIMA LABS INC. for $34 cash per share.  The total value of the transaction is approximately $397 million net of CIMA’s cash and cash equivalents, which we would expect to fund from our existing cash, cash equivalents and investments. Prior to 2001, we had negative cash flows from operations and used the proceeds of public and private placements of our equity and debt securities to fund operations. We expect that sales of our three most significant marketed products, PROVIGIL, ACTIQ and GABITRIL, in combination with other revenues, should allow us to continue to generate profits and significant positive cash flows from operations for the next several years.  At this time, however, we cannot accurately predict the effect of certain developments on product sales in 2005 and beyond, such as the degree of market acceptance and exclusivity of our products, competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to demonstrate the utility of our products in indications beyond those already included in the FDA approved labels.

Analysis of prescription data for PROVIGIL in the United States indicates physicians have elected to prescribe the product to treat a number of indications outside of its currently labeled indication of excessive daytime sleepiness associated with narcolepsy. Our strategy for PROVIGIL is to broaden the range of clinical uses that are approved by the FDA and European regulatory agencies to include many of its currently prescribed uses.  On October 21, 2003, we announced that we had received an approvable letter from the FDA to expand the label for PROVIGIL.  The letter states that PROVIGIL is approvable for improving wakefulness in patients with excessive sleepiness associated with shift work sleep disorder and in patients with obstructive sleep apnea/hypopnea syndrome.  Subject to final FDA approval, we expect to launch PROVIGIL for these new indications in the first quarter of 2004 with an expanded sales force of nearly 500 persons.  We expect the addition of these new indications, coupled with a larger sales force, to have a meaningful and positive impact on PROVIGIL product sales in 2004 and beyond.

Continued sales growth of PROVIGIL beyond the December 2005 expiration of orphan drug exclusivity depends, in part, on our maintaining protection on the modafinil particle-size patent through its expiration beginning in 2014.  If we perform an additional clinical study of PROVIGIL in pediatric patients that is agreeable to the FDA, the FDA could grant us a six-month extension of our current exclusivity and of the particle-size patent.  We intend to perform such a study when we reach an agreement with the FDA.

On March 28, 2003, we filed a patent infringement lawsuit in U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Pharmaceuticals Inc., and Barr Laboratories, Inc. based upon the ANDAs filed by each of these companies seeking FDA approval for a generic equivalent of modafinil.  The lawsuit claims infringement of our U.S. Patent No. RE37516, which covers the pharmaceutical compositions and methods of treatment with the form of modafinil contained in PROVIGIL.  We intend to vigorously defend the validity, and prevent infringement, of this patent.  This litigation is currently in the discovery phase and we expect that the trial will begin sometime in 2005.  See “—Certain Risks Related to Our Business.”  Our sales of ACTIQ also depend on our existing patent protection for the approved compressed powder formulation, which expires in the U.S. in September 2006, and for the formulation of ACTIQ we sold prior to June 2003, which expires in May 2005.  If we perform an additional clinical study in pediatric patients that is agreeable to the FDA, the FDA could grant us six-month extensions of these patents.  We intend to perform such a study when we reach an agreement with the FDA.

We expect to continue to incur significant expenditures associated with manufacturing, selling and marketing our products and conducting additional clinical studies to explore the utility of these products in treating disorders beyond those currently approved in their respective labels. With respect to PROVIGIL, we are currently enrolling patients into a Phase 3 clinical trial in attention deficit/hyperactivity disorder in children and expect to initiate a Phase 3 program in the fourth quarter of 2003 with respect to the R-isomer of modafinil. With respect to GABITRIL, we have completed dose ranging studies in the therapeutic areas of anxiety, neuropathic pain and insomnia.  In the second quarter of 2003, we initiated larger Phase 2 studies for GABITRIL in Generalized Anxiety Disorder and Post Traumatic Stress Disorder, which should be completed in the first half of 2004.  Depending on the results of these studies, we would expect to begin a Phase 3 program in one of these indications in the second half of 2004.  We also expect to initiate in 2004 an additional Phase 2 study of GABITRIL in insomnia.  In the future, we will continue to incur significant expenditures to fund research and development activities, including clinical trials, for our other product candidates and for improved formulations for our existing products.  In the future, we may seek to mitigate the risk in our research and development programs by seeking sources of funding for a portion of these expenses through collaborative arrangements with third parties. However, we intend to retain a portion of the commercial rights to these programs and, as a result, we still expect to spend significant funds on our share of the cost of these programs, including the costs of research, preclinical development, clinical research and manufacturing.

We may have significant fluctuations in quarterly results based primarily on the level and timing of:

•                  product sales and cost of product sales;

•                  inventory stocking or destocking practices of our large customers;

•                  achievement and timing of research and development milestones;

•                  collaboration revenues;

•                  cost and timing of clinical trials;

•                  marketing and other expenses; and

•                  manufacturing or supply disruptions.

We have significant indebtedness outstanding, consisting principally of indebtedness on convertible subordinated notes.  The following table summarizes the principal terms of our convertible subordinated notes outstanding as of September 30, 2003:

Security	Outstanding (in millions)	Conversion Price	Other
2.5% Convertible Subordinated Notes due December 2006	$600.0	$81.00	• Redeemable on or after December 20, 2004 at our option at a redemption price of 100% of the principal amount redeemed.
3.875% Convertible Subordinated Notes due March 2007	$43.0	$70.36	• Redeemable on March 28, 2005 at option of holder at a redemption price of 100% of principal amount redeemed
Zero Coupon Convertible Notes due June 2033, first putable June 15, 2008	$375.0	$59.50	• Conversion by holders at stated conversion price into shares of our common stock is subject to certain additional restrictions
			• Redeemable on June 15, 2008 at either option of holder or us at a redemption price of 100.25% of the principal amount redeemed.
Zero Coupon Convertible Notes due June 2033, first putable June 15, 2010	$375.0	$56.50	• Conversion by holders at stated conversion price into shares of our common stock is subject to certain additional restrictions
			• Redeemable on June 15, 2010 at either option of holder or us at a redemption price of 100.25% of the principal amount redeemed.

The annual interest payments on the $1,393.0 million of convertible notes outstanding as of September 30, 2003 are $16.7 million, payable at various dates throughout the year.  In the future, we may agree to exchanges of the notes for shares of our common stock or may determine to use a portion of our existing cash on hand to purchase, redeem or retire all or a portion of the outstanding convertible notes.  In January 2003, we entered into an interest rate swap agreement with a financial institution relating to our $600.0 million 2.5% convertible notes in the aggregate notional amount of $200.0 million.  Under the swap, we agreed to pay a variable interest rate on this $200.0 million notional amount equal to LIBOR-BBA + .29% in exchange for the financial institution’s agreement to pay a fixed rate of 2.5%.  The variable interest rate is re-calculated at the beginning of each quarter.  Effective October 1, 2003, the interest rate is 1.43%.  We also agreed to provide the financial institution with cash collateral to support our obligations under the agreement.  The current collateral amount is $3.0 million and is recorded in Other Assets in our consolidated balance sheet.

As part of our business strategy, we plan to consider and, as appropriate, make acquisitions of other businesses, products, product rights or technologies. For example, on November 3, 2003, we signed a definitive agreement to acquire by merger all of the outstanding shares of CIMA LABS INC.  Although we presently have sufficient cash and cash equivalents on hand to complete this transaction, in the future our cash reserves and other liquid assets may be inadequate to consummate these acquisitions and it may be necessary for us to raise substantial additional funds in the future to complete these transactions. In addition, as a result of our acquisition efforts, we are likely to experience significant charges to earnings for merger and related expenses (whether or not our efforts are successful) that may include transaction costs, closure costs or acquired in-process research and development charges.

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

For the nine months ended September 30, 2003, approximately 86% of our total worldwide net product sales were derived from sales of PROVIGIL, ACTIQ and GABITRIL. We cannot be certain that these products will continue to be accepted in their markets. Specifically, the following factors, among others, could affect the level of market acceptance of PROVIGIL, ACTIQ and GABITRIL:

•                  the perception of the healthcare community of their safety and efficacy, both in an absolute sense and relative to that of competing products;

•                  the effectiveness of our sales and marketing efforts, particularly with respect to our efforts in 2004 directed to General Practitioners for the expected new indications for PROVIGIL;

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

Any material adverse developments with respect to the sale or use of PROVIGIL, ACTIQ and GABITRIL could significantly reduce our product revenues and have a material adverse effect on our ability to generate net income and positive net cash flow from operations.

We may be unsuccessful in our efforts to expand the number and scope of authorized uses of PROVIGIL or GABITRIL, which would significantly hamper sales and earnings growth.

Even with the anticipated broader label for PROVIGIL described above, the market for the approved indications of two of our three largest products is relatively small. Analysis of prescription data indicates that a significant portion of our product sales is derived from the use of these products outside of their labeled indications. We believe that the growth of PROVIGIL and GABITRIL will be greater if we are able to further expand the approved indications for these products.

We are developing a proprietary formulation of modafinil for the treatment of ADHD in children and are currently enrolling patients into a Phase 3 program.  We also have initiated Phase 2 studies of GABITRIL in Generalized Anxiety Disorder and Post Traumatic Stress Disorder and expect to begin Phase 2 studies in insomnia in 2004.  If the results of these Phase 2 GABITRIL studies are positive, we will need to conduct additional studies before we can apply to regulatory authorities to expand the authorized uses of GABITRIL for these indications.

We do not know whether these current or future studies will demonstrate safety and efficacy, or if they do, whether we will succeed in receiving regulatory approval to market these products for these or other disorders. If the results of some of these additional studies are negative, this could undermine physician and patient comfort with the product, limit its commercial success, and diminish its acceptance. Even if the results of these studies are positive, the impact on sales of these products may be minimal unless we are able to obtain FDA and foreign medical authority approval to expand the authorized uses of this product. FDA regulations limit our ability to communicate the results of additional clinical studies to patients and physicians without first obtaining regulatory approval for any expanded uses.

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

The U.S. composition of matter patent for modafinil expired in 2001. We own U.S. and foreign patent rights that expire between 2014 and 2015 covering pharmaceutical compositions of modafinil and, more specifically, covering certain particle sizes contained in this pharmaceutical composition. Ultimately, these patents might be found invalid if challenged by a third party, or a potential competitor could develop a competing product or product formulation that avoids infringement of these patents.  To date, the FDA has accepted four abbreviated new drug applications, or ANDAs, for pharmaceutical products containing modafinil.  Each of these ANDAs contained a Paragraph IV certification in which the ANDA applicant certified that the U.S. particle-size modafinil patent covering PROVIGIL either is invalid or will not be infringed by the ANDA product.  On March 28, 2003, we filed a patent infringement lawsuit in U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Pharmaceuticals Inc., and Barr Laboratories, Inc. based upon the ANDAs filed by each of these companies with the FDA.  The lawsuit claims infringement of our U.S. Patent No. RE37516.  While we intend to vigorously defend the validity of this patent and prevent infringement, these efforts will be both expensive and time consuming and, ultimately, may not be successful.  This litigation is currently in the discovery phase, and we expect that the trial will begin sometime in 2005.  If an ANDA is approved, a competitor could begin selling a modafinil-based product upon the expiration of our FDA orphan drug exclusivity, currently in December 2005, which would significantly and negatively impact revenues from PROVIGIL.  If we perform an additional clinical study of PROVIGIL in pediatric patients that is agreeable to the FDA, the FDA could grant us a six-month extension of our orphan drug exclusivity (to June 2006) and of the particle size patent term. However, we cannot be sure that we will be able to reach an agreement with the FDA with respect to an appropriate pediatric study.

With respect to ACTIQ, we hold an exclusive license to a U.S. patent covering the currently approved compressed powder pharmaceutical composition and methods for administering fentanyl via this composition that is set to expire in September 2006, though the FDA could grant us a six-month extension of these patents if we perform an agreed upon clinical study in pediatric patients.  We cannot be sure that we will be able to reach an agreement with the FDA with respect to an appropriate pediatric study.  Corresponding patents in foreign countries are set to expire between 2009 and 2010. Our patent protection with respect to the ACTIQ formulation we sold prior to June 2003 will expire in May 2005.   The loss of patent protection on ACTIQ, beginning in May 2005 in the United States in the absence of a six-month pediatric extension, could significantly and negatively impact our revenues from the sale of ACTIQ.

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

The manufacture, supply and distribution of pharmaceutical products, both inside and outside the United States, is highly regulated and complex.  We, and the third parties we rely upon for the manufacturing and distribution of our products, must comply with all applicable regulatory requirements of the FDA and foreign authorities, including current Good Manufacturing Practice regulations. In addition, we must comply with all applicable regulatory requirements of the Drug Enforcement Administration and analogous foreign authorities for certain of our products that contain controlled substances. The facilities used to manufacture, store and distribute our products also are subject to inspection by regulatory authorities at any time to determine compliance with regulations. These regulations are complex, and any failure to comply with them could lead to remedial action, civil and criminal penalties and delays in production or distribution of material.

We predominately depend on single sources for the manufacture of both the active drug substances contained in our products and for finished commercial supplies.  For example:

•                  PROVIGIL:  Our manufacturing facility in France is the sole source of the active drug substance modafinil.  With respect to finished commercial supplies of PROVIGIL, we currently have one qualified manufacturer, DSM Pharmaceuticals, in Greenville, North Carolina, though we are in the process of qualifying a second manufacturer that we expect to be on-line in late 2003.

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

In April 2003, we initiated a voluntary recall of certain batches of ACTIQ that were distributed in Europe based upon our determination that some units in these batches might contain levels of fentanyl that were higher than those established in the product specifications.  Following investigation, we identified the underlying cause and we believe we have taken appropriate corrective action.  We have discussed the nature of the recall and our corrective action with appropriate regulatory authorities, including the FDA, have filed the necessary documentation to evidence these changes, and are manufacturing, distributing and selling ACTIQ in the United States and Europe.  The recall resulted in a reduction of sales revenue and an increase in cost of sales in the first half of 2003, with an aggregate financial impact in the amount of $2.2 million.  We are not aware of any adverse events with respect to any ACTIQ product contained in any of the recalled batches.

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

In addition, because PROVIGIL and ACTIQ contain active ingredients that are controlled substances, we are subject to regulation by the DEA and analogous foreign organizations relating to the manufacture, shipment, sale and use of the applicable products. These regulations also are imposed on prescribing physicians and other third parties, making the storage, transport and use of such products relatively complicated and expensive. With the increased concern for safety by the FDA and the DEA with respect to products containing controlled substances, it is possible that these regulatory agencies could impose additional restrictions on marketing or even withdrawal of regulatory approval for such products. In addition, adverse publicity may bring about rejection of the product by the medical community. If the DEA, FDA or a foreign medical authority withdrew the approval of, or placed significant additional restrictions on the marketing of any of our products, our product sales and ability to promote our products could be substantially affected.

We may be unable to repay our substantial indebtedness and other obligations.

As of September 30, 2003, we had $1,430.8 million of indebtedness outstanding, of which $600.0 million matures in 2006.  There are no restrictions on our use of our existing cash, cash equivalents and investments, and we cannot be sure that these funds will be available or sufficient in the future to enable us to repay our indebtedness.  In the future, the level of our indebtedness, among other things, could make it difficult for us to repay or refinance our indebtedness or to obtain additional financing in the future, or limit our future flexibility and make us more vulnerable in the event of a downturn in our business.  Unless we are able to generate cash flow from operations that, together with our available cash on hand, is sufficient to repay our indebtedness, we will be required to raise additional funds.  Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

Our product sales and related financial results will fluctuate and these fluctuations may cause our stock price to fall, especially if investors do not anticipate them.

A number of analysts and investors who follow our stock have developed models to attempt to forecast future product sales and expenses and have established earnings expectations based upon those models. These models, in turn, are based in part on estimates of projected revenue and earnings that we disclose publicly. Forecasting future revenues is difficult, especially when there is only a few years of commercial history and when the level of market acceptance of our products is uncertain. Forecasting is further complicated by the difficulties in estimating stocking levels at pharmaceutical wholesalers and at retail pharmacies, the timing of purchases by wholesalers and retailers to replenish stock and the frequency and amount of potential product returns. As a result, it is likely that there will be significant fluctuations in revenues, which may not  meet with market expectations and which also may adversely affect our stock price. There are a number of other factors that could cause our financial results to fluctuate unexpectedly, including:

•                  the cost of product sales;

•                  achievement and timing of research and development milestones;

•                  collaboration revenues;

•                  cost and timing of clinical trials and regulatory approvals;

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

On November 3, 2003, we signed a definitive agreement to acquire by merger all of the outstanding shares of CIMA LABS INC. for $34 cash per share. The merger is subject to certain closing conditions, including the approval of the merger agreement by CIMA stockholders and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR), as amended. If the HSR condition is not satisfied, we will be required to pay CIMA a break fee in the amount of $16.25 million. If the transaction does not close for any reason, we will not realize the anticipated benefits of the CIMA transaction.

As part of our review of CIMA, we conducted business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction. Despite our efforts, we ultimately may be unsuccessful in ascertaining or evaluating all such risks and, as a result, we might not realize the intended advantages of the acquisition. We also must consolidate and integrate CIMA’s operations with our business. Integration efforts often take a significant amount of time, place a significant strain on our managerial, operational and financial resources and could prove to be more difficult and expensive than we predicted. If we fail to realize the expected benefits from this acquisition, or from acquisitions we may consummate in the future, whether as a result of unidentified risks, integration difficulties, regulatory setbacks or otherwise, our business, results of operations and financial condition could be adversely affected.

In addition, as a result of our efforts to acquire businesses or enter into other significant transactions such as CIMA, we have experienced, and will likely continue to experience, significant charges to earnings for merger and related expenses (whether or not our efforts are successful) that may include transaction costs, closure costs, acquired in-process research and development charges or break fees.  These costs also may include substantial fees for investment bankers, attorneys, accountants and other advisers, as well as severance and other closure costs associated with the elimination of duplicate operations and facilities. Our incurrence of these charges could adversely affect our results of operations for particular quarterly or annual periods.

The results and timing of our research and development activities, including future clinical trials, are difficult to predict, subject to potential future setbacks and, ultimately, may not result in viable pharmaceutical products, which may adversely affect our business.

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

The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future. For example, from January 1, 2002 through November 7, 2003, our common stock traded at a high price of $78.88 and a low price of $35.82. Negative announcements, including, among others:

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

•                  our dependence on sales of PROVIGIL, ACTIQ and GABITRIL in the United States and the market prospects and future marketing efforts for these products, including with respect to expected new indications for PROVIGIL;

•                  any potential expansion of the authorized uses of our existing products;

•                  our anticipated scientific progress in our research programs and our development of potential pharmaceutical products including our ongoing or planned clinical trials, the timing and costs of such trials and the likelihood or timing of revenues from these products, if any;

•                  the timing and unpredictability of regulatory approvals in the pharmaceutical industry;

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

•                  our ability to close the CIMA LABS transaction and the timing thereof; and

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

•                  our ability to obtain the necessary regulatory and shareholder approvals to complete the CIMA transaction; and

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to foreign currency exchange risk related to operations conducted by our European subsidiaries that have transactions, assets, and liabilities denominated in foreign currencies that are translated into U.S. dollars for consolidated financial reporting purposes.  Historically, we have not hedged any of these foreign currency exchange risks.  For the nine months ended September 30, 2003, an average 10% weakening of the U.S. dollar relative to the currencies in which our European subsidiaries operate would have resulted in an increase of $10.1 million in reported total revenues and a corresponding increase in reported expenses.  This sensitivity analysis of the effect of changes in foreign currency exchange rates does not assume any changes in the level of operations of our European subsidiaries.

In January 2003, we entered into an interest rate swap agreement with a financial institution, relating to or $600.0 million 2.5% convertible subordinated notes, in the aggregate notional amount of $200.0 million. We pay interest under the swap based on the 3-month LIBOR-BBA rate plus 29 basis points, adjusted quarterly.  At inception, we recognized a premium on the value of the bonds of $2.2 million that we will amortize and recognize as interest expense over the remaining term of the notes.  We also recognize adjustments to interest expense based on changes in the fair values of the bonds and the swap agreement each quarter.  If LIBOR increases or decreases by 100 basis points, our annual interest expense would change by $2.0 million.  Changes in interest rates and the price and volatility of our common stock would also affect the fair values of the notes and the swap agreement, resulting in adjustments to interest expense.

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

PART II

OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On March 28, 2003, we filed a patent infringement lawsuit in U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Pharmaceuticals Inc., and Barr Laboratories, Inc. based upon the ANDAs filed by each of these companies seeking FDA approval for a generic equivalent of modafinil.  The lawsuit claims infringement of our U.S. Patent No. RE37516, which covers the pharmaceutical compositions and methods of treatment with the form of modafinil contained in PROVIGIL.  The litigation is currently in the discovery phase.  We intend to vigorously defend the validity, and prevent infringement, of this patent.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)                      Exhibits:

Exhibit No.	Description
31.1	Certification of Frank Baldino, Jr., Chairman and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of J. Kevin Buchi, Senior Vice President and Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Frank Baldino, Jr., Chairman and Chief Executive Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of J. Kevin Buchi, Senior Vice President and Chief Financial Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                             This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference in any document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

(b)                     Reports on Form 8-K:

During the third quarter of 2003, we filed the following Current Report on Form 8-K:

•                  On July 22, 2003, we filed a Current Report on Form 8-K (Item 11) that publicly announced a temporary suspension of trading in our stock by our directors and executive officers as a result of a change in the plan provider for our 401(k) Profit Sharing Plan.  The temporary suspension began at 4:00 p.m. on August 22, 2003 and ended on September 8, 2003.

In addition, on August 4, 2003, we furnished a Current Report on Form 8-K (Item 12) that included a Press Release dated August 4, 2003 publicly announcing our Second Quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEPHALON, INC. (Registrant)

November 14, 2003	By	FRANK BALDINO, JR.
Frank Baldino, Jr., Ph.D.
Chairman and Chief Executive Officer (Principal executive officer)

	By	J. KEVIN BUCHI
J. Kevin Buchi
Senior Vice President and Chief Financial Officer (Principal financial and accounting officer)