Form 10-K
period 2003-12-31
CEPHALON INC
filed 2004-03-12
CIK 873364

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

Common Stock, par value $.01 per share

(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Act of 1933). Yes ☒    No ☐.

        The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2003, was approximately $2.265 billion. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the Nasdaq National Market on June 30, 2003. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and executive officers.

        The number of shares of the registrant's Common Stock outstanding as of March 8, 2004 was 55,932,070.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement for its 2004 annual meeting of stockholders are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Our disclosure and analysis in this document and in the documents that are or will be incorporated by reference into this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as "anticipate," "will," "estimate," "expect," "project," "intend," "should," "plan," "believe," "hope," and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. In particular, these include, among others, statements about:

  •
  our dependence on sales of PROVIGIL®, ACTIQ® and GABITRIL® in the United States and the market prospects and future marketing efforts for these products, including any potential expansion of the authorized uses of our existing products;

  •
  our anticipated scientific progress in our research programs and our development of potential pharmaceutical products including our ongoing or planned clinical trials, the timing and costs of such trials and the likelihood or timing of revenues from these products, if any;

  •
  the timing and likelihood of regulatory approvals in the pharmaceutical industry;

  •
  our ability to adequately protect our technology and enforce our intellectual property rights and the future expiration of patent and/or regulatory exclusivity on our products;

  •
  our future cash flow, our ability to service or repay our existing debt and our ability to raise additional funds, if needed, in light of our current and projected level of operations;

  •
  our ability to close our proposed acquisition of CIMA LABS INC., which is described elsewhere in this document, and the timing thereof; and

  •
  other statements regarding matters that are not historical facts or statements of current condition.

        Any or all of our forward-looking statements in this document and in the documents we have referred you to may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Therefore, you should not place undue reliance on any such forward-looking statements. The factors that could cause actual results to differ from those expressed or implied by our forward-looking statements include, among others:

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

  •
  the activities of our competitors in the industry, including the filing of abbreviated new drug applications, or ANDAs, with a Paragraph IV certification for any product containing modafinil and the potential for generic competition upon the expiration of our ACTIQ-related patents;

  •
  market conditions in the biotechnology industry that make raising capital or consummating acquisitions difficult, expensive or both;

  •
  our ability to obtain the necessary regulatory and shareholder approvals to complete the CIMA LABS transaction; and

  •
  enactment of new government regulations, court decisions, regulatory interpretations or other initiatives that are adverse to us or our interests.

        We do not intend to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. Risks that we anticipate are discussed in more detail in the section included in Item 7 hereof and entitled "Certain Risks Related to our Business." This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

PART I

ITEM 1.    BUSINESS

Overview

        Cephalon is an international biopharmaceutical company dedicated to the discovery, development and marketing of innovative products to treat sleep disorders, neurological disorders, cancer and pain. In addition to conducting an active research and development program, we market three products in the United States and numerous products in various countries throughout Europe.

        Our corporate and research and development headquarters are in West Chester, Pennsylvania, and we have offices in Salt Lake City, Utah, France, the United Kingdom, Germany and Switzerland. We operate manufacturing facilities in France for the production of modafinil, which is the active drug substance in PROVIGIL® (modafinil) tablets [C-IV], and Salt Lake City, Utah, for the production of ACTIQ® (oral transmucosal fentanyl citrate) [C-II] for worldwide distribution and sale.

        Our three biggest products in terms of product sales, PROVIGIL, ACTIQ and GABITRIL® (tiagabine hydrochloride), comprised approximately 86% of our worldwide net sales for the year ended December 31, 2003. The majority of PROVIGIL, ACTIQ and GABITRIL sales are in the U.S. market. Outside the United States, our commercial activities are concentrated primarily in France, the United Kingdom and Germany. The following table summarizes the major markets for our three most significant products:

PRODUCT	BRAND NAME	COUNTRY	INDICATION
Modafinil	PROVIGIL®	United States	To improve wakefulness in patients with excessive daytime sleepiness (EDS) associated with narcolepsy, shift work sleep disorder (SWSD) and obstructive sleep apnea/hypopnea syndrome (OSA/HS)*
		United Kingdom; Republic of Ireland	EDS associated with narcolepsy and with OSA/HS
		Italy	EDS associated with narcolepsy
	MODIODAL®	France; Spain	Narcolepsy with or without cataplexy; idiopathic hypersomnia
	VIGIL®	Germany	Narcolepsy with or without cataplexy and moderate to severe OSA/HS

Oral transmucosal fentanyl citrate	ACTIQ®	United States; Germany; Republic of Ireland; France; United Kingdom; Spain	Management of breakthrough cancer pain in patients who are opioid tolerant

Tiagabine hydrochloride	GABITRIL®	United States; France; United Kingdom; Republic of Ireland; Spain; Germany; Poland	As adjunctive therapy in the treatment of partial seizures in epilepsy

*
SWSD and OSA/HS indications launched March 2004.

        On March 28, 2003, we filed a patent infringement lawsuit in U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Pharmaceuticals Inc., and Barr Laboratories, Inc. based upon the abbreviated new drug applications (ANDAs) filed by each of these companies seeking FDA approval for a generic equivalent of modafinil. The lawsuit claims infringement of our U.S. Patent No. RE37516, which covers pharmaceutical compositions and methods of treatment with the form of modafinil contained in PROVIGIL. We intend to vigorously defend the validity, and prevent infringement, of this patent. This litigation is currently in the discovery phase and we expect that the trial will begin sometime in 2005. See "—Certain Risks Related to Our Business." Our sales of ACTIQ also depend on various patents that protect the current formulation, the first of which expires in the U.S. in September 2006, and the formulation of ACTIQ sold prior to June 2003, which expires in May 2005. If we perform an additional clinical study in pediatric patients that is agreeable to the FDA, the FDA could grant us six months of additional exclusivity beyond the expiration of these patents. We intend to perform such a study once a mutually agreed upon clinical protocol is reached with the FDA.

        In 2003, we marketed our U.S. products through two specialty sales forces. For PROVIGIL and GABITRIL, we had an approximately 240-person field sales and sales management team that detailed the products primarily to neurologists, psychiatrists and sleep specialists. For ACTIQ, our approximately 90-person field sales and sales management team detailed ACTIQ to pain specialists and oncologists. Beginning in 2004, we consolidated these two sales teams into a single unit that will detail all three products to a broader group of physicians, including primary care physicians (e.g., internists, general practitioners and family practitioners). In addition, we expanded the size of this combined force to nearly 500 persons.

        Outside of the United States, we have a sales organization in France numbering approximately 130 persons detailing products to office-based and hospital-based physicians, and sales and marketing organizations with approximately 50 persons in the aggregate that support our presence in other European countries, including the United Kingdom, Germany, the Republic of Ireland, Switzerland and Austria. In territories where we have not established our own sales and marketing groups, we have chosen to market our products through a select group of distribution companies with expertise in the development, marketing and sale of pharmaceuticals in those territories. In most cases, we have granted rights to our distribution partners to market, sell and distribute our products in their respective territories, and we supply finished product for resale in such territories. The revenues and net income generated from these arrangements were not significant to our results of operations for 2003 and are not expected to be significant to our results of operations in 2004.

        During 2003, we continued to pursue our strategy for both broadening the range of clinical uses that are approved by regulatory authorities and seeking new and improved formulations of our currently marketed products. In January 2004, we received final approval from the FDA to expand the label for PROVIGIL to include improving wakefulness in patients with excessive sleepiness (ES) associated with shift work sleep disorder (SWSD) and in patients with obstructive sleep apnea/hypopnea syndrome (OSA/HS). In late 2003, we initiated Phase 3 clinical trials of PROVIGIL in children with attention deficit/hyperactivity disorder (ADHD) and of NUVIGIL™ (armodafinil), a single-isomer of PROVIGIL that an earlier placebo-controlled clinical trial demonstrated maintained wakefulness and had a longer duration of effect than PROVIGIL. If the results of these trials are positive, we would expect to make FDA regulatory submissions in late 2004 or early 2005. With respect to GABITRIL, we have completed pilot studies in the therapeutic areas of anxiety, neuropathic pain and insomnia. In the second quarter of 2003, we initiated larger Phase 2 studies of GABITRIL in Generalized Anxiety Disorder and Post-Traumatic Stress Disorder, which should be completed in the first half of 2004. Depending on the results of these studies, we would expect to begin a Phase 3 program in one of these indications in the second half of 2004. In addition, in early 2004 we initiated a

Phase 2 study of GABITRIL in insomnia. We also expect to initiate in 2004 clinical development of a sugar-free formulation of ACTIQ.

        In addition to clinical programs aimed at further developing our marketed products, we have significant research programs focused on developing therapeutics to treat neurological and oncological disorders. Our technology principally focuses on an understanding of kinases and the role they play in cellular survival and proliferation. We have coupled this knowledge with a library of novel, small, synthetic molecules that are orally-active and inhibit the activities of specific kinases. This technology base has resulted in three molecules that are currently in clinical development. With respect to neurology, we have a program with a molecule, CEP-1347, that has entered an 800-patient Phase 2/3 clinical trial for the treatment of patients with early stage Parkinson's disease. In the cancer area, we have a program with a molecule, CEP-701, and are currently enrolling patients for Phase 2 clinical trials in patients suffering from acute myeloid leukemia (AML) and prostate cancer. The Phase 2 study in AML is enrolling earlier stage patients than our previous Phase 2 study with CEP-701, and is utilizing a combination of other therapies. The Phase 2 study in prostate cancer is enrolling a more homogeneous group of patients, specifically, hormone refractory patients, than the earlier Phase 2 study. Additionally, we are conducting a Phase 1 program with another molecule, CEP-7055, to evaluate safety and tolerability in patients with treatment-refractory tumors. As part of our corporate strategy, we often seek to share the risk of our research and development activities with corporate partners and, to that end, we have entered into agreements to share the costs of developing and/or commercializing certain of these molecules.

        For the year ended December 31, 2003, our total revenues and net income were $714.8 million and $83.9 million, respectively. Our revenues from U.S. and European operations are detailed in Note 16 to our consolidated financial statements included in Item 8 of this Form 10-K. The third quarter of 2001 was our first profitable quarter from commercial operations since inception. Our accumulated deficit at December 31, 2003 was $321.3 million. These accumulated losses have resulted principally from costs incurred in research and development, including clinical trials, and from selling, general and administrative costs associated with our pre-commercial and commercial activities. Prior to 2001, we funded our operations principally from the proceeds of private and public sales of our equity and debt securities. While we seek to increase profitability and cash flow from operations, we will need to continue to achieve growth of product sales and other revenues sufficient for us to attain these objectives. The rate of our future growth will depend, in part, upon our ability to obtain additional regulatory approvals for our currently marketed products, or to successfully develop or acquire and commercialize new product candidates.

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

Pending Acquisition of CIMA LABS INC.

        On November 3, 2003, we entered into an Agreement and Plan of Merger with CIMA LABS INC. (CIMA). Pursuant to this agreement, we will acquire CIMA through the merger of a wholly-owned subsidiary of Cephalon with and into CIMA, with CIMA surviving as a wholly-owned subsidiary of Cephalon. In connection with the merger, each outstanding share of CIMA common stock will be converted into the right to receive $34.00 per share in cash. Each outstanding employee stock option to purchase CIMA common stock, whether or not vested or exercisable, will be converted into the right to receive in cash an amount equal to $34.00 less the exercise price for such option. The total value of the transaction is approximately $515 million, or $405 million net of CIMA's cash and cash equivalents as of December 31, 2003. The completion of the transaction is subject to several conditions, including the approval of the merger by the stockholders of CIMA and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act). On January 23, 2004, we announced that we had received a request for additional information from the Federal Trade Commission as part of its review of the transaction under the HSR Act. This request extends the waiting period under the HSR Act during which the FTC is permitted to review the proposed transaction. We expect the merger will be completed in the second quarter of 2004.

PROVIGIL

  Overview

        Modafinil is the first in a new class of wakefulness-promoting agents. While its exact mechanism of action remains to be fully elucidated, modafinil appears to act selectively in regions of the brain believed to regulate normal sleep and wakefulness. In December 1998, the FDA approved PROVIGIL to improve wakefulness in patients with EDS associated with narcolepsy and we launched the product in the United States in February 1999. In clinical studies, PROVIGIL was found to be generally well tolerated, with a low incidence of adverse events relative to placebo. The most commonly observed adverse events were headache, infection, nausea, nervousness, anxiety and insomnia.

        Excessive sleepiness is a common and debilitating symptom across many different disease states. The National Commission on Sleep Disorders Research estimated that as many as 40 million Americans suffer from various sleep disorders, the consequences of which include excessive daytime sleepiness. ES may negatively impact daytime functioning, including awareness, judgment, productivity and quality of life and is characterized by difficulty in maintaining wakefulness and an increased likelihood of falling asleep in inappropriate situations. Over the past few years, we have focused significant clinical development efforts on exploring the potential use of PROVIGIL in treating conditions beyond narcolepsy where ES is a significant clinical problem.

        In January 2004, we received FDA approval to expand the label for PROVIGIL to include improving wakefulness in patients with ES associated with OSA/HS and SWSD. For patients with OSA/HS, PROVIGIL is indicated as an adjunct to standard treatments for the underlying condition. Outside of the U.S., modafinil currently is approved in more than 20 countries, including France, the United Kingdom, Ireland, Italy and Germany, for the treatment of EDS associated with narcolepsy. In the United Kingdom, the Republic of Ireland and Germany, we also have approval to market modafinil to treat EDS in patients with OSA/HS.

        In the United States we market PROVIGIL through an approximately 500-person field sales force that details all three of our U.S. products. Outside the United States, we market modafinil using both our existing European sales force and through marketing collaborations with third parties.

  Narcolepsy

        Narcolepsy is a debilitating, lifelong sleep disorder whose symptoms often first arise in late childhood. Its most common symptom is an uncontrollable propensity to fall asleep during the day. This sleep disorder impairs a person's ability to perform basic daily activities, significantly impacting quality of life. There is no known cure for narcolepsy, which is estimated by the National Institutes of Health (NIH) to affect approximately 200,000 people in the United States of which 25% are diagnosed and receiving treatment for narcolepsy. PROVIGIL has been recognized by the American Academy of Sleep Medicine as the standard of therapy for the treatment of EDS associated with narcolepsy.

  ES in Obstructive Sleep Apnea/Hypopnea Syndrome

        Individuals with OSA/HS experience frequent awakenings, sometimes occurring hundreds of times during the night as a result of blockage of the airway passage, usually the relaxation and collapse of the soft tissue in the back of the throat during sleep. Symptoms of OSA/HS may include restless sleep, loud, heavy snoring (often interrupted by silence and then gasps), falling asleep during the day, morning headaches, loss of energy, trouble concentrating, irritability, forgetfulness, mood or behavior changes, anxiety or depression, and obesity. According to the National Center on Sleep Disorders Research, OSA is estimated to afflict at least 15 million Americans. Continuous positive airway pressure, or CPAP, a medical device that blows air through the nasal passage, is the primary treatment for OSA/HS. However, approximately 30 percent of patients that use CPAP continue to experience ES, for which PROVIGIL may be an appropriate adjunctive treatment.

  ES in Shift Work Sleep Disorder

        SWSD is defined as a persistent or recurrent pattern of sleep disruption that leads to excessive sleepiness or insomnia due to a mismatch between the natural circadian sleep-wake pattern and the sleep-wake schedule required by a person's environment. Characterized by extreme sleepiness, insomnia, headaches and difficulty concentrating, SWSD particularly affects those who frequently rotate shifts or work at night, which is contrary to the body's natural circadian rhythms. According to the National Institutes of Health, about 20 million U.S. adults, or 20 to 25 percent of the national labor force, perform shift work. Excessive sleepiness is a major problem for shift workers, with several million experiencing this disorder.

  Market expansion strategies

        While applicable laws and regulations prevent us from promoting our products for uses beyond those contained in the approved label, our analysis of prescription data for PROVIGIL in the United States indicates that some physicians have elected to prescribe the product to treat conditions outside its currently labeled indications including for ES associated with depression, fatigue associated with multiple sclerosis and for ADHD.

        Our ongoing clinical programs are focused on the exploration of the potential use of PROVIGIL in treating ES that may be caused by a variety of clinical conditions, as well as potential use for ADHD in children. To that end, we have conducted clinical studies exploring the utility of PROVIGIL in ADHD in children. In September 2002, we announced positive results from an investigational clinical study in children suffering from ADHD. In the four-week, randomized, double-blind, placebo-controlled, parallel design study, 248 children and adolescents between the ages of six and 13 were assigned to one of four daily dose regimens of PROVIGIL or placebo. The primary efficacy endpoint measure was the teacher-completed school version of the ADHD Rating Scale IV. All of the PROVIGIL treated groups showed a reduction in symptoms of ADHD, with certain dosage groups reaching statistical significance compared to placebo (p<0.05) and with the dosage group receiving 300mg of PROVIGIL, once a day, reaching statistical significance at the primary endpoint. PROVIGIL generally was well tolerated with the most commonly reported adverse events in this study consistent with those described in the current product label. In late 2003, we initiated a Phase 3 program in ADHD in children.

        Finally, an important focus of our PROVIGIL strategy is the development of follow-on compounds. In December 2003, we commenced Phase 3 clinical trials with NUVIGIL, the single R-isomer version of modafinil, that we believe has a longer duration of action than the current racemic PROVIGIL formulation. The efficacy portion of the Phase 3 program with NUVIGIL consists of 2 twelve-week clinical trials in patients with OSA/HS and one in patients with narcolepsy. These randomized, double-blind, placebo-controlled clinical trials are expected to include approximately 800 patients. The primary outcome measures of the trials are the Maintenance of Wakefulness Test (MWT) and the Clinical Global Impression of Change-Clinician (CGI-C). The trials are being conducted concurrently at sites in the United States, Europe, Canada and Australia. If the results of the Phase 3 trials are positive, we would seek to file a New Drug Application (NDA) in late 2004 or early 2005 and launch this new compound in late 2005. We also will commence a study of NUVIGIL in patients with SWSD in early 2004 and, if the results are positive, expect to file a supplemental NDA for that additional indication. In addition, we continue to engage in pre-clinical efforts and have identified second generation new chemical entities designed to provide additional clinical benefits.

  Intellectual Property Position

        We own U.S. and foreign patent rights that expire between 2014 and 2015 covering pharmaceutical compositions and uses of modafinil and, more specifically, covering certain particle sizes of modafinil contained in the pharmaceutical composition. Ultimately, these patents might be found invalid if challenged by a third party, or a potential competitor could develop a competing product or product formulation that avoids infringement of these patents. To date, the FDA has accepted four ANDAs for pharmaceutical products containing modafinil. Each of these ANDAs for modafinil filed with the FDA prior to December 2003 contained a Paragraph IV certification in which the ANDA applicant certified that the U.S. particle-size modafinil patent covering PROVIGIL is either invalid or will not be infringed by the ANDA product. On March 28, 2003, we filed a patent infringement lawsuit in U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Pharmaceuticals Inc., and Barr Laboratories, Inc. based upon the ANDAs filed by each of these companies with the FDA. The lawsuit claims infringement of our U.S. Patent No. RE37516. While we intend to vigorously defend the validity of this patent and prevent infringement, these efforts will be both expensive and time consuming and, ultimately, may not be successful. This litigation is currently in the discovery phase, and we expect the trial to begin sometime in 2005.

        In early 2004, Barr and Ranbaxy each announced the receipt of tentative FDA approval for their respective generic versions of PROVIGIL. If the court finds the particle-size patent is invalid or not infringed, Barr and Ranbaxy could begin selling their modafinil-based products upon the expiration of our FDA orphan drug exclusivity, currently in December 2005, which would significantly and negatively impact revenues from PROVIGIL. We do not know whether the ANDAs filed by Teva and Mylan have been, or will be, tentatively approved by the FDA.

        If we perform an additional clinical study of PROVIGIL in pediatric patients that is agreeable to the FDA, the FDA could grant us a six-month extension of our orphan drug exclusivity (to June 2006) and six months of exclusivity beyond the 2014 expiration of the particle-size patent term. However, we cannot be sure that we will be able to reach an agreement with the FDA with respect to an appropriate pediatric study.

        The U.S. composition of matter patent for modafinil expired in 2001. Corresponding patents outside the United States have expired, with the exception of Italy where a patent extension beyond the original 1998 expiration remains possible.

        We own composition of matter patents directed to NUVIGIL that are set to expire in May 2007 in the United States and in January 2007 outside the United States. Assuming positive clinical trial results and success in attaining FDA approval for this compound in late 2005, we would expect to receive a three year period of marketing exclusivity (until late 2008). In addition, assuming this same timetable for approval, we would anticipate that the term of this patent would be extended under the Hatch-Waxman Act until approximately late 2008. If we perform an additional clinical study of this product in pediatric patients, the FDA could grant us six months of exclusivity beyond the expiration of the patent and the three-year period of marketing exclusivity (until mid-2009). We intend to perform such a study once a mutually agreed upon clinical protocol is reached with the FDA. We hold patents covering a method of treating ADHD with modafinil, and the modafinil formulation for ADHD, that currently are set to expire in 2020 and 2022, respectively. Assuming positive clinical trial results and FDA approval, we would expect to receive a three year period of marketing exclusivity for the use of modafinil in ADHD. We also hold rights to other patents and patent applications directed to further compounds, pharmaceutical compositions, manufacturing processes and uses of next generation modafinil products. We own rights to various trademarks covering pharmaceutical products containing the active drug substance modafinil.

  Manufacturing and Product Supply

        At our manufacturing facilities in Mitry-Mory, France, we produce the active drug substance modafinil. In 2004, we expect to complete a $25 million modernization and expansion project at this facility. We have two qualified manufacturers of finished commercial supplies of PROVIGIL, DSM Pharmaceutical and Patheon, Inc. Any future change in manufacturers or manufacturing processes requires regulatory approval. We seek to maintain inventories of active drug substance and finished products to protect against supply disruptions.

  Competition

        There are several other products used for the treatment of narcolepsy or ES in the United States and in our other licensed territories, namely methylphenidate products such as RITALIN® by Novartis. Many of these products have been available for a number of years and are available in inexpensive generic forms.

ACTIQ

  Overview

        ACTIQ is approved in the United States for the management of breakthrough cancer pain in opioid tolerant patients. It was approved by the FDA in November 1998 and was launched in the United States in March 1999. Following our acquisition of Anesta Corp. in October 2000, we relaunched ACTIQ in February 2001. In October 2002, we reacquired rights to ACTIQ in twelve countries, principally in Europe, from Elan Pharma International Limited.

        ACTIQ uses our proprietary oral transmucosal delivery system (OTS™) to deliver fentanyl citrate, a powerful, Schedule II opioid analgesic. The OTS delivery system consists of a drug matrix that is mounted on a handle. It is designed to achieve rapid absorption of fentanyl through the oral mucosa (the lining of the mouth) and into the bloodstream. Side effects of ACTIQ are typical of opioid products and include somnolence, nausea, vomiting and dizziness. The greatest risk from improper use of ACTIQ, as with all opioid-based products, is the potential for respiratory depression, which can be life-threatening. We market ACTIQ under a comprehensive risk management program of educational and safe use messages that inform health care professionals, patients and their families of proper use, storage, handling and disposal of the product.

        In 2003, we marketed ACTIQ in the United States through an approximately 90-person field sales and sales management team that detailed the product to pain specialists and oncologists. In 2004, our expanded 500-person field sales force is detailing all three of our U.S. products to a broader group of physicians.

  Breakthrough Cancer Pain

        One of the most challenging components of cancer pain is breakthrough pain. Breakthrough pain is a flare of moderate to severe pain that "breaks through" the medication patients use to control their persistent pain. Breakthrough pain may be related to a specific activity, or may occur spontaneously and unpredictably.

        Breakthrough cancer pain typically develops rapidly and often reaches maximum intensity in three to five minutes. It has a duration that varies from minutes to several hours and can be extremely painful and debilitating. Cancer patients who suffer from breakthrough pain may suffer a number of episodes every day.

        The ideal management of breakthrough pain requires rescue medication that has a rapid onset of action and the ability for dosing to be tailored to the individual characteristics of the breakthrough pain episodes, such as intensity and duration. With ACTIQ, a patient places the product between his or her cheek and gum and moves it from side to side. A portion of the fentanyl citrate is rapidly absorbed through the mucosal tissues into the blood stream, while the remaining dose is swallowed and absorbed more slowly through the gastro-intestinal tract. Pain relief may begin within 15 minutes. ACTIQ is available in six dosage strengths to allow individualization of dosing.

  Intellectual Property Position

        We hold an exclusive license to the U.S. patent covering the currently approved compressed powder pharmaceutical composition and method for administering fentanyl via this composition that is set to expire in September 2006. If we are able to reach agreement with the FDA on an appropriate pediatric study, complete such study and submit the results of the study to the FDA, the FDA could grant us six months of exclusivity beyond the expiration of these patents. However, we cannot be sure that we will reach an agreement with the FDA. Corresponding patents in foreign countries expire between 2009 and 2010.

        Our patent protection with respect to the ACTIQ formulation we sold in the United States prior to June 2003 will expire in May 2005. If we complete an ACTIQ pediatric study prior to May 2005, the FDA could grant us six months of exclusivity beyond the expiration of this patent until November 2005. The loss of patent protection on ACTIQ, beginning in 2005, could significantly and negatively impact our revenues from the sale of ACTIQ.

        Other issued patents and pending patent applications in the United States and foreign countries that are owned or licensed by us are directed to various formulation processes for manufacturing the product, methods of using the product and disposal containers required by the FDA to be provided as part of the product. We also hold the rights to the ACTIQ trademark covering pharmaceuticals for oral transmucosal delivery containing fentanyl as the active drug substance.

  Manufacturing and Product Supply

        At our facility in Salt Lake City, Utah, we manufacture ACTIQ for sale in the United States and international markets. In 2004, we expect to begin a nearly $70 million, two-year capital expansion project at our Salt Lake City facility that will increase our ACTIQ manufacturing and packaging capacity and provide us with flexibility to manufacture other products at this facility. Prior to the change to the current compressed powder ACTIQ formulation in June 2003, Abbott Laboratories manufactured the previous formulation for us for sale in the United States.

        Fentanyl, the active ingredient in ACTIQ, is a Schedule II controlled substance under the Controlled Substances Act. Our purchases of fentanyl for use in the production of ACTIQ are subject to quota that is approved by the U.S. Drug Enforcement Administration. Supply disruption could result from delays in obtaining DEA approvals or the receipt of approvals for quantities of fentanyl that are insufficient to meet current or projected product demand. The quota system also limits our ability to build inventories as a method of insuring against possible supply disruptions.

  Competition

        The market for opioids used in cancer pain is dominated by three long-acting opioid analgesics currently marketed for chronic pain: Johnson & Johnson's DURAGESIC® and Purdue Pharmaceuticals' OXYCONTIN® and MS-CONTIN®. Physicians may attempt to manage breakthrough pain by increasing the dose of these long-acting opioids until the patient no longer experiences breakthrough pain. Contrasted with ACTIQ, these products have a relatively slower onset of action and a longer duration of action. ACTIQ is intended to be used as adjunctive breakthrough pain therapy for patients using long-acting opioids to treat their persistent pain.

        Cancer pain also is treated with short-acting opioid tablets, capsules and elixirs, as well as quick-acting invasive (i.e., intravenous, intramuscular and subcutaneous) opioid delivery systems, many of which have been available for many years and are available in inexpensive generic form. The overwhelming majority of prescriptions written to treat breakthrough cancer pain are written for short-acting opioids, such as Oxycodone and morphine sulfate, and quick-acting invasive opioids other than ACTIQ. We also are aware of numerous other companies developing other technologies for rapidly delivering opioids to treat breakthrough pain, including transmucosal, transdermal, nasal spray and inhaled delivery systems, among others. For example, in September 2003, Johnson & Johnson filed an NDA with the FDA for E-Trans®, a battery-powered transdermal patch that allows on-demand delivery of fentanyl with rapid absorption. If these technologies are successfully developed and approved over the next few years, they could represent significant competition for ACTIQ.

        We continue to focus our research efforts on developing improved formulations of ACTIQ with enhanced clinical benefits, including a sugar-free formulation. In addition to providing significant patient benefit, we believe these efforts could yield enhanced intellectual property protection.

GABITRIL

  Overview

        GABITRIL is a selective GABA (gamma-aminobutyric acid) reuptake inhibitor approved for use as adjunctive therapy in the treatment of partial seizures in epileptic patients. GABA is an important inhibitory transmitter in the central nervous system and is widely distributed in all regions of the brain. The FDA approved GABITRIL in September 1997 and it was launched in the United States in 1998 by Abbott. In late 2000, we acquired all U.S. rights to GABITRIL from Abbott in exchange for payments totaling $100 million over five years. We also made an additional payment to Abbott of $10 million when Abbott obtained an extension to 2011 of the composition patent covering the active drug substance contained in GABITRIL. In December 2001, we acquired product rights to GABITRIL worldwide, excluding Canada, Latin America and Japan, from Sanofi-Synthelabo and the product inventor, Novo Nordisk A/S. We are also selling GABITRIL in France, the United Kingdom, Germany, Austria and Switzerland through Cephalon affiliates and in numerous other countries throughout the world through third-party distributors. In 2003, GABITRIL was supported in the United States by our 240-person field sales and sales management and support team that also promoted PROVIGIL. Beginning in 2004, our expanded 500-person field sales force will detail all three of our U.S. products.

        While applicable laws and regulations prevent us from promoting our products for uses beyond those contained in the approved label, our analysis of prescription data in the United States for GABITRIL indicates that some physicians have elected to prescribe the product to treat conditions outside of its currently labeled indication, including generalized anxiety disorder and neuropathic pain.

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

  Market expansion strategies

        Because GABITRIL works selectively to increase the amount of available GABA in the brain, it may be useful in treating conditions where additional GABA may prove effective. Based upon the putative mechanism of action of GABITRIL established in animal models, and certain preclinical and clinical study results, we believe GABITRIL may prove effective in treating anxiety, neuropathic pain and insomnia.

        In the second quarter of 2003, we initiated two, 200-plus patient, Phase 2 studies of GABITRIL in Generalized Anxiety Disorder and Post-Traumatic Stress Disorder, which should be completed in the second quarter of 2004. Depending on the results of these studies, we would expect to begin a Phase 3 program in one of these indications in the second half of 2004. In addition, in early 2004 we initiated a Phase 2 study of GABITRIL in insomnia.

  Intellectual Property Position

        GABITRIL is our trademark that is used in connection with pharmaceuticals containing tiagabine as the active drug substance. This product is covered by U.S. and foreign patents that are held by Novo-Nordisk A/S. The U.S. patents have been licensed in the United States exclusively to Abbott Laboratories. We have an exclusive sublicense from Abbott to these patents in the United States and exclusive licenses from Novo-Nordisk to corresponding foreign patents.

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

  Manufacturing and Product Supply

        Abbott is required to supply us with finished commercial supplies of GABITRIL for the U.S. market until at least October 2005. Outside of the United States, we have an agreement with Sanofi-Synthelabo to supply us with GABITRIL until January 2005. We have identified a third party manufacturer for the future worldwide production of the active drug substance tiagabine and finished commercial supplies of GABITRIL. We are in the process of qualifying this manufacturer with appropriate U.S. and European regulatory authorities. We seek to maintain inventories of finished commercial supplies of GABITRIL to protect against supply disruptions.

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

OTHER PRODUCTS

        In addition to PROVIGIL, ACTIQ and GABITRIL, we are engaged in the sale and marketing of other of our products and certain third party products in various international markets, principally in France, the United Kingdom and Germany. For the year ended December 31, 2003, aggregate worldwide net sales from these products accounted for approximately 14% of our total net sales, with the majority of this revenue relating to sales of our products in France. The following is a summary of certain other products we market and sell.

Product	Country	Indication	Third Party	Contract Expiration
Cephalon Products:
SPASFON® (phloroglucinol)	France	Biliary/urinary tract spasm and irritable bowel syndrome	n/a	n/a
FONZYLANE® (buflomedil)	France	Cerebral vascular disorders	n/a	n/a
PROXALYOC® (piroxicam)	France	Non-steroid anti-inflammatory	n/a	n/a
PARALYOC® (paracetamol)	France	Analgesic	n/a	n/a
LOPERAMIDE LYOC® (loperamide)	France	Acute and chronic diarrhea	n/a	n/a
Third Party Products:
APOKINON® (apomorphine hydrochloride)	France	Levadopa therapy fluctuations in Parkinson's Disease	Laboratoire Aguettant S.A.	2007
OTRASEL® (selegeline hydrochloride)	France	Parkinson's Disease	Elan Pharma International Limited	2015
TEGRETOL® (carbamezipine)	U.K.	Epilepsy	Novartis Pharma AG	2010
RITALIN® (methylphenidate)	U.K.	ADHD	Novartis Pharma AG	2010
LIORESAL® (baclofen)	U.K.	Spasticity	Novartis Pharma AG	2010
ANAFRAIL® (clomipramine hydrochloride)	U.K.	Depression and obsessive compulsive disorder	Novartis Pharma AG	2010
XILOPAR® (selegeline hydrochloride)	Germany	Parkinson's Disease	Elan Pharma International Limited	2015
APO-GO® (apomorphine hydrochloride)	Germany	Levadopa therapy fluctuations in Parkinson's Disease	Britannia Pharmaceuticals, Ltd.	2010
QUILONUM® (lithium)	Germany	Bipolar disorder	GlaxoSmithKline Inc.	2007

        We manufacture certain of the Cephalon products above at our manufacturing facilities in Mitry-Mory and Nevers, France. We perform warehousing, packaging and distribution activities for France and other export territories from our facilities in Maisons-Alfort, France. We have a sales organization in France numbering approximately 130 persons detailing our products to office-based and hospital-based physicians. Outside of France, we have sales and marketing organizations with approximately 50 persons in the aggregate that support sales of our products and third party products in other European countries, including the United Kingdom, Germany, the Republic of Ireland, Switzerland and Austria

        Our largest product in terms of product sales in France is SPASFON. SPASFON is an antimuscarinic, antispasmodic muscle relaxant indicated for biliary tract spasms, irritable bowel syndrome, urinary tract spasm and the treatment of certain gynecological-related spasms. The product is sold in a variety of formats, including solid oral tablets, fast-dissolve tablets (LYOC) and suppositories. French government efforts to control healthcare costs may result in both price reductions on our products and the rapid growth of generic competition to our proprietary products.

        Under an exclusive collaboration arrangement with Novartis Pharma AG established in November 2000, we market PROVIGIL, TEGRETOL, RITALIN, ANAFRANIL and LIORESAL in the United Kingdom. We share with Novartis the earnings from sales of the four Novartis neurology products and PROVIGIL in the United Kingdom. We now face competition from generic versions of many of the branded products included in the collaboration. European Union pricing laws also allow the parallel importation of branded drugs between member countries. Due to pricing variations within the European Union, it is possible that our overall margins on our branded drugs could be impacted negatively as a result of the importation of product from relatively lower-margin member countries to relatively higher-margin member countries.

RESEARCH AND DEVELOPMENT

        In addition to our clinical programs focused on our marketed products, our research and development efforts focus primarily on two therapeutic areas: neurodegenerative disorders and cancers. Neurodegenerative disorders are characterized by the death of neurons (i.e., the specialized conducting cells of the nervous system) which, in turn, results in the loss of certain functions such as memory and motor coordination. Cancers are characterized by the uncontrolled proliferation of cells that may form tumors. Our research has focused on an understanding of kinases and the role they play in cellular survival and proliferation. We have coupled this knowledge with a library of novel, small, orally-active synthetic molecule inhibitors of kinases that allows us to intervene in these processes. This technology base has resulted in three molecules that are currently in clinical development: CEP-1347, CEP-701 and CEP-7055. For the years ended December 31, 2003, 2002 and 2001, we expended $170.3 million, $128.3 million, and $83.0 million, respectively, on our research and development efforts.

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

  Parkinson's disease

        We have discovered several proprietary compounds that are potent MLK inhibitors and that are also efficacious in preclinical models in preventing neuronal death. We are developing one such MLK inhibitor, CEP-1347, for use as a potential treatment for Parkinson's disease. Parkinson's disease is a progressive disorder of the central nervous system affecting over one million Americans. The primary pathology of the disease is the degeneration of the dopamine neurons in the substantia nigra region of the brain, which results in a slowing of spontaneous movements, gait difficulty, postural instability, rigidity and tremor. In a variety of preclinical models of Parkinson's disease, CEP-1347 demonstrated therapeutic potential in inhibiting the progression of Parkinson's disease. Specifically, in non-human primate models, CEP-1347 protected against loss of dopamine neurons in the regions of the brain affected by Parkinson's disease and prevented the appearance of the associated behavioral symptoms. Our rights to develop and market CEP-1347 in the United States stem from our 1992 collaboration with Kyowa Hakko Kogyo Co., Ltd. In 1999, we entered into a collaborative agreement with H. Lundbeck A/S, a Danish pharmaceutical company, to discover, develop and market in Europe products to treat neurodegenerative disorders, such as Parkinson's and Alzheimer's diseases. This collaboration covers the development and marketing of CEP-1347 and other proprietary small molecules that may be useful in treating these diseases.

        In 2002, Cephalon and Lundbeck initiated an 800-patient randomized, double-blind, placebo-controlled, multi-dose Phase 2/3 clinical trial of CEP-1347 in patients with early stage Parkinson's disease. Sixty-five study centers in the United States and Canada are participating in this clinical trial. We expect this study to be fully enrolled in 2004. The objective of the study is to determine whether or not CEP-1347 may be effective in delaying disability due to progression of Parkinson's disease. Patients enrolled into the study are expected to be treated for two years and will receive either placebo or CEP-1347. We anticipate completion of the study in early 2006. We have a supply agreement with Abbott under which it supplies the key chemical intermediate used for the manufacture of CEP-1347 under contract to Cephalon. Lundbeck then uses that intermediate for the manufacture of CEP-1347 for use in clinical trials.

Oncology

        In normal tissues, cellular proliferation is balanced by cellular death, and these processes are governed in part by a class of soluble protein molecules (commonly referred to as growth factors) that serve as communication signals between cells. The uncontrolled proliferation of cells associated with cancer may be linked to inappropriate signaling from growth factors. Many of these growth factors bind to cell surface receptors (many of which are kinases) and trigger intracellular signals that maintain cell survival or direct the cell to proliferate. Inhibition of these kinases provides a novel therapeutic strategy for treating a variety of oncological disorders without the undesirable side effects associated with traditional chemotherapeutics.

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

        We have completed Phase 2 studies with CEP-701 to study its effect in patients refractory to other therapies and suffering from prostate cancer and AML. In early studies in prostate cancer and AML, we observed positive signals from the use of CEP-701, although the treatment effect seen was not sufficient to justify continued studies as monotherapy in refractory patients. In 2003, we initiated additional Phase 2 studies with CEP-701 in these areas utilizing higher doses of CEP-701 in combination with other therapies. The Phase 2 study in AML is enrolling earlier stage patients than our previous Phase 2 study with CEP-701, and is utilizing a combination of other therapies. The Phase 2 study in prostate cancer is enrolling a more homogeneous group of patients, specifically, hormone refractory patients, than the earlier Phase 2 study.

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

Drug Delivery Technologies

  Oral Transmucosal System (OTS)

        We are continuing to invest in research and development of our OTS technology platform to expand our position within our current therapeutic areas. For example, we currently are pursuing both sugar free and novel delivery formulations of ACTIQ that utilize our OTS technology. In addition, we continue to assess the potential uses of our OTS technology, as well as other proprietary buccal delivery systems, in several therapeutic areas in which we focus.

  LYOC Delivery System

        We continue to develop our LYOC technology, which is used to create fast-dissolving oral tablets. We currently manufacture and sell several drugs in France using our LYOC technology, including SPASFON LYOC, PARALYOC, PROXALYOC, and LOPERAMIDE LYOC, and are considering other compounds that may be suitable for formulation using this technology.

Neurotrophic Factors

        Under a collaboration with Chiron Corporation that was terminated in February 2001, we conducted clinical trials using IGF-I, also known as MYOTROPHIN® (mecasermin) Injection, in patients in North America and Europe suffering from amyotrophic lateral sclerosis (ALS). ALS is a fatal disorder of the nervous system characterized by the chronic, progressive degeneration of motor neurons, which leads to muscle weakness, muscle atrophy and, eventually, to the patient's death. In February 1997, we submitted an NDA to the FDA for approval to market MYOTROPHIN in the United States for the treatment of ALS. In May 1998, the FDA issued a letter stating that the NDA was "potentially approvable," under certain conditions. We do not believe those conditions can be met without conducting an additional Phase 3 clinical study, and we have no plans to conduct such a study at this time. However, certain physicians have obtained governmental and non-governmental funding to be used to conduct such a study. We have agreed with these physicians to allow reference to our IND and have agreed to supply MYOTROPHIN in quantities sufficient for them to conduct the study in exchange for the right to use any clinical data generated by such study in support of FDA approval of our pending NDA. These physicians commenced the study in mid-2003 and are continuing to enroll patients as of early 2004; if the study is not fully enrolled by early 2005, we may be unable to provide quantities of MYOTROPHIN sufficient to complete the study. Even if this additional study is concluded, the results will not be available for several years and may not be sufficient to obtain regulatory approval to market the product. Furthermore, we do not have a source for finished commercial supply of MYOTROPHIN in the event regulatory approval is obtained.

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

        In addition to our research programs discussed above, we are pursuing a variety of other innovative discovery research efforts. For example, we have a multi-year research collaboration with TransTech Pharma, Inc. The collaboration is utilizing TransTech's Translational Technology™, a highly automated and fully integrated proprietary drug discovery process, to discover and develop small molecules for up to three therapeutic targets.

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

Stanley H. Appel, M.D., Baylor College of Medicine	Steven T. DeKosky, M.D., University of Pittsburgh Medical Center
Arthur K. Asbury, M.D., University of Pennsylvania School of Medicine	John T. Isaacs, M.D., Johns Hopkins University, Sidney Kimmel Cancer Center
Robert L. Barchi, M.D., Ph.D., University of Pennsylvania Medical Center	Richard T. Johnson, M.D., Johns Hopkins University School of Medicine
Bruce A. Chabner, M.D., Massachusetts General Hospital	Robert Y. Moore, M.D., Ph.D., University of Pittsburgh
Stanley Cohen, Ph.D., retired, Vanderbilt University School of Medicine	Robert H. Roth, Ph.D., Yale University School of Medicine

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

CUSTOMERS

        Our principal customers are wholesale drug distributors. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. A small number of large wholesale distributors control a significant share of this network. For the year ended December 31, 2003, our three largest U.S. wholesale drug distributors were Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation. These three distributors, in the aggregate, accounted for 82% of our worldwide net sales. The loss or bankruptcy of any of these customers could have an adverse affect on our results of operation and financial condition.

COMPETITION

        We face intense competition and rapid technological change in the pharmaceutical marketplace. Large and small companies, academic institutions, governmental agencies, and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for product development in competition with us. Products developed by any of these entities may compete directly with those we develop or sell. In addition, many of the companies and institutions that compete against us have substantially greater capital resources, research and development staffs and facilities than we have, and substantially greater experience in conducting clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. These entities represent significant competition for us. Our products also face potential competition from companies seeking to develop and sell generic formulations of our products at a substantial price discount to the current price of our products. In addition, competitors who are developing products for the treatment of neurological or oncological disorders might succeed in developing technologies and products that are more effective than any that we develop or sell or that would render our technology and products obsolete or noncompetitive. Competition and innovation from these or other sources potentially could negatively affect sales of our products or make them obsolete. Advances in current treatment methods also may adversely affect the market for such products. In addition, we may be at a competitive marketing disadvantage against companies that have broader product lines and whose sales personnel are able to offer more complementary products than we can. Any failure to maintain our competitive position could adversely affect our business and results of operations.

        As discussed in more detail above, our products face competition in the marketplace. We cannot be sure that we will be able to demonstrate the potential advantages of our products to prescribing physicians and their patients on an absolute basis and/or in comparison to other presently marketed products. We also need to demonstrate to physicians, patients and third party payors that the cost of our products is reasonable and appropriate in the light of their safety and efficacy, the price of competing products and the related health care benefits to the patient.

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

        After regulatory approval has been obtained, further studies, including Phase 4 post-marketing studies, may be required to provide additional data on safety, to validate surrogate efficacy endpoints, or for other reasons, and the failure of such studies can result in a range of regulatory actions, including withdrawal of the product from the market. Further studies will be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially approved. Results of post-marketing programs may limit or expand the further marketing of the products. Further, if there are any modifications to the drug, including any change in indication, manufacturing process, labeling or manufacturing facility, it may be necessary to submit an application seeking approval of such changes to the FDA or foreign regulatory authority. Finally, the FDA can place restrictions on approval and marketing utilizing its authority under applicable regulations. For example, ACTIQ was approved subject to restrictions that include compliance with a rigorous Risk Management Program (RMP). The approval and RMP give the FDA authority to pre-approve promotional materials and permits an expedited market withdrawal procedure if issues arise regarding the safe use of ACTIQ. Moreover, marketed products are subject to continued regulatory oversight by the Office of Medical Policy Division of Drug Marketing, Advertising, and Communications, and the failure to comply with applicable regulations could result in marketing restrictions, financial penalties and/or other sanctions.

        Whether or not FDA approval has been obtained, approval of a product by regulatory authorities in foreign countries must be obtained prior to the commencement of commercial sales of the product in such countries. The requirements governing the conduct of clinical trials and product approvals vary widely from country to country, and the time required for approval may be longer or shorter than that required for FDA approval. Although there are procedures for unified filings for most European countries, in general, each country also has its own additional procedures and requirements, especially related to pricing of new pharmaceuticals. Further, the FDA and other federal agencies regulate the export of products produced in the United States and, in some circumstances, may prohibit or restrict the export even if such products are approved for sale in other countries.

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

EMPLOYEES

        As of December 31, 2003, we had a total of 1,646 full-time employees, of which 1,085 were employed in the United States and 561 were located at our various facilities in Europe. We believe that we have been successful in attracting skilled and experienced personnel; however, competition for such personnel is intense.

ITEM 2.    PROPERTIES

        We own our corporate headquarters, which is located in West Chester, Pennsylvania and consists of approximately 160,000 square feet of administrative offices and research facilities. We also lease approximately 62,000 square feet of administrative offices that are near our owned facilities in West Chester. In 2004, we signed agreements to lease approximately 190,000 square feet of administrative office space in Malvern, Pennsylvania, and expect to convert a significant portion of the administrative office space in our West Chester location to research facilities. In Salt Lake City, Utah, we house administrative, research, manufacturing and warehousing operations in approximately 123,000 square feet that we lease.

        We lease office space for our European operations in the U.K. as well as space for our satellite offices in Switzerland and Germany. In France, we own administrative facilities, an executive and research facility, a manufacturing facility, a packaging facility and various warehouses totaling approximately 285,000 square feet. We also lease the site of our other manufacturing facility in France totaling approximately 29,000 square feet. We believe that our current facilities are adequate for our present purposes.

ITEM 3.    LEGAL PROCEEDINGS

        On March 28, 2003, we filed a patent infringement lawsuit in U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Pharmaceuticals Inc.,

and Barr Laboratories, Inc. based upon the ANDAs filed by each of these companies seeking FDA approval for a generic equivalent of modafinil. The lawsuit claims infringement of our U.S. Patent No. RE37516, which covers the pharmaceutical compositions and uses of modafinil. The litigation currently is in the discovery phase, and we expect that the trial will begin sometime in 2005. We intend to vigorously defend the validity, and prevent infringement, of this patent.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We did not submit any matters to the vote of security holders during the fourth quarter of fiscal 2003.

Executive Officers of the Registrant

        The names, ages and positions held by our executive officers as of December 31, 2003 are as follows:

Name	Age	Position
Frank Baldino, Jr., Ph.D.	50	Chairman and Chief Executive Officer
Paul Blake, F.R.C.P.	56	Senior Vice President, Clinical Research and Regulatory Affairs
J. Kevin Buchi	48	Senior Vice President and Chief Financial Officer
Peter E. Grebow, Ph.D.	57	Senior Vice President, Worldwide Technical Operations
John E. Osborn	46	Senior Vice President, General Counsel and Secretary
Robert P. Roche, Jr.	48	Senior Vice President, Pharmaceutical Operations
Carl A. Savini	54	Senior Vice President, Human Resources
Jeffry L. Vaught, Ph.D.	53	Senior Vice President and President, Research and Development

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

        Dr. Blake joined Cephalon in March 2001 as Senior Vice President, Clinical Research and Regulatory Affairs. From 1999 to 2001, Dr. Blake served as Chief Medical Officer for MDS Proteomics Inc., a Canadian health and life sciences company. From 1998 to 1999, Dr. Blake served as President and Chief Executive Officer of Proliance Pharmaceuticals, Inc., a drug development company. Prior to that, he spent six years with SmithKline Beecham Pharmaceuticals (currently known as GlaxoSmithKline), most recently as Senior Vice President and Medical Director. Dr. Blake received his medical degree from London University, Royal Free Hospital and completed his clinical training in Internal Medicine and Cardiology. Dr. Blake is a fellow of the Royal College of Physicians (UK), a fellow of the Faculty of Pharmaceutical Medicine and a fellow of the American College of Clinical Pharmacology.

        Mr. Buchi joined Cephalon as Controller in March 1991 and held several financial positions with the Company prior to being appointed Senior Vice President and Chief Financial Officer in April 1996. Between 1985 and 1991, Mr. Buchi served in a number of financial positions with E.I. du Pont de Nemours and Company. Since February 2003, Mr. Buchi has served as a member of the board of directors of Lorus Therapeutics Inc., a publicly-traded Canadian biotechnology company. Mr. Buchi received a master of management degree from the J.L. Kellogg Graduate School of Management, Northwestern University in 1982.

        Dr. Grebow joined Cephalon in January 1991 and served as Senior Vice President, Business Development prior to holding his current position as Senior Vice President, Worldwide Technical Operations. From 1988 to 1990, Dr. Grebow served as Vice President of Drug Development for Rorer Central Research, a division of Rhone-Poulenc Rorer Pharmaceuticals Inc., a pharmaceutical company. Dr. Grebow received a Ph.D. in chemistry from the University of California, Santa Barbara.

        Mr. Osborn joined Cephalon in March 1997 and was appointed Senior Vice President, General Counsel and Secretary in December 1998. From 1992 to 1997, Mr. Osborn was employed by The DuPont Merck Pharmaceutical Company, last as Vice President & Associate General Counsel. Prior to that, he served in the George H.W. Bush administration with the U.S. Department of State, practiced corporate law with Hale and Dorr in Boston, and clerked for a U.S. Court of Appeals judge. Mr. Osborn earned a law degree from the University of Virginia and a masters degree in international studies from The Johns Hopkins University. He holds a visiting appointment in politics at Princeton University, and has been elected to membership in the American Law Institute and the Council on Foreign Relations.

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

        Mr. Savini joined Cephalon in June 1993 and has served as Senior Vice President, Human Resources since January 2000. Prior to that he served as Director, Human Resources and was appointed Vice President, Human Resources in January 1995. From 1983 to 1993, Mr. Savini was employed by Bristol-Myers Squibb Company and from 1981 to 1983 he was employed by Johnson & Johnson's McNeil Pharmaceuticals. Mr. Savini graduated from The Pennsylvania State University and received a master of business administration degree from La Salle College.

        Dr. Vaught has been responsible for Cephalon's research operations since joining the Company in August 1991, and currently serves as Senior Vice President and President, Research and Development. Prior to joining Cephalon, Dr. Vaught was employed by the R. W. Johnson Pharmaceutical Research Institute, a subsidiary of Johnson & Johnson. Dr. Vaught received a Ph.D. in pharmacology from the University of Minnesota.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is quoted on the NASDAQ National Market under the symbol "CEPH." The following table sets forth the range of high and low sale prices for the common stock as reported on the NASDAQ National Market for the periods indicated below.

	High	Low
2002
First Quarter	$78.88	$52.18
Second Quarter	66.97	41.40
Third Quarter	49.00	35.82
Fourth Quarter	59.20	38.36
2003
First Quarter	$54.95	$39.82
Second Quarter	48.70	36.91
Third Quarter	50.71	40.27
Fourth Quarter	49.46	44.29

        As of March 8, 2004 there were 590 holders of record of our common stock. On March 8, 2004, the last reported sale price of our common stock as reported on the NASDAQ National Market was $58.85 per share.

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

	Year Ended December 31,
(In thousands, except per share data) Statement of operations data:
	2003	2002	2001	2000	1999
Sales	$685,250	$465,943	$226,132	$91,637	$27,602
Other revenues	29,557	40,954	35,863	20,153	23,832

Total revenues	714,807	506,897	261,995	111,790	51,434
Acquired in-process research and development	—	—	(20,000)	(22,200)	—
Debt exchange expense	—	—	(52,444)	—	—
Income tax (expense) benefit, net	(46,456)	112,629	—	—	—
Income (loss) before cumulative effect of a change in accounting principle	$83,858	$175,062	$(55,484)	$(93,744)	$(79,432)
Cumulative effect of a change in accounting principle	—	(3,534)	—	(7,434)	—

Net income (loss)	83,858	171,528	(55,484)	(101,178)	(79,432)
Dividends on convertible exchangeable preferred stock	—	—	(5,664)	(9,063)	(3,398)

Net income (loss) applicable to common shares	$83,858	$171,528	$(61,148)	$(110,241)	$(82,830)

Basic income (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle	$1.51	$3.17	$(1.27)	$(2.51)	$(2.31)
Cumulative effect of a change in accounting principle	—	(.06)	—	(.19)	—

	$1.51	$3.11	$(1.27)	$(2.70)	$(2.31)

Diluted income (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle	$1.44	$2.84	$(1.27)	$(2.51)	$(2.31)
Cumulative effect of a change in accounting principle	—	(.05)	—	(.19)	—

	$1.44	$2.79	$(1.27)	$(2.70)	$(2.31)

Weighted average number of shares outstanding	55,560	55,104	48,292	40,893	35,887

Weighted average number of shares outstanding—assuming dilution	64,072	67,442	48,292	40,893	35,887

	As of December 31,
(In thousands) Balance sheet data:
	2003	2002	2001	2000	1999
Cash, cash equivalents and investments	$1,155,163	$582,688	$603,884	$97,384	$272,340
Total assets	2,381,656	1,689,090	1,446,408	308,435	312,262
Long-term debt	1,409,417	860,897	866,589	55,138	15,701
Accumulated deficit	(321,305)	(405,163)	(576,691)	(515,543)	(405,302)
Stockholders' equity	770,370	642,585	398,731	165,193	230,783

Pro Forma Results

        The following data represents pro forma financial results assuming a retroactive adoption of a change in accounting principle. Effective January 1, 2000, we adopted the SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

	Year Ended December 31,
(In thousands, except per share data) Statement of operations data:
	2000	1999
Total revenues	$111,790	$44,391
Net loss	$(93,744)	$(90,009)
Dividends on convertible exchangeable preferred stock	(9,063)	(3,398)

Loss applicable to common shares	$(102,807)	$(93,407)

Basic and diluted loss per common share	$(2.51)	$(2.60)
Weighted average number of shares outstanding	40,893	35,887

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our audited financial statements, including the related notes, presented in this Annual Report on Form 10-K.

EXECUTIVE SUMMARY

        Cephalon is an international biopharmaceutical company dedicated to the discovery, development and marketing of innovative products to treat sleep disorders, neurological disorders, cancer and pain. In addition to conducting an active research and development program, we market three products in the United States and numerous products in various countries throughout Europe. Our three biggest products in terms of product sales, PROVIGIL, ACTIQ and GABITRIL, comprised approximately 86% of our worldwide net sales for the year ended December 31, 2003. We market PROVIGIL, ACTIQ and GABITRIL in the United States through our approximately 500-person sales force.

        Our corporate and research and development headquarters are in West Chester, Pennsylvania, and we have offices in Salt Lake City, Utah, France, the United Kingdom, Germany and Switzerland. We operate manufacturing facilities in France for the production of modafinil, which is the active drug substance in PROVIGIL, and Salt Lake City, Utah, for the production of ACTIQ for worldwide distribution and sale.

        On November 3, 2003, we entered into an Agreement and Plan of Merger with CIMA LABS INC. (CIMA). Pursuant to this agreement, we will acquire CIMA, and each outstanding share of CIMA common stock will be converted into the right to receive $34.00 per share in cash. The total value of the transaction is approximately $405 million, net of CIMA's cash and cash equivalents as of December 31, 2003. The completion of the transaction is subject to several conditions, including the approval of the merger by the stockholders of CIMA and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act). On January 23, 2004, we announced that we had received a request for additional information from the Federal Trade Commission as part of its review of the transaction under the HSR Act. This request extends the waiting period under the HSR Act during which the FTC is permitted to review the proposed transaction. We expect the merger will be completed in the second quarter of 2004. As part of our business strategy in the future, we expect to consider and, as appropriate, consummate acquisitions of other technologies, products and businesses.

        Our future success is highly dependent on obtaining and maintaining patent protection for our products and technology. With respect to PROVIGIL, we have filed a patent infringement suit against four generic companies. Depending on the results of this litigation, we could face generic competition as early as December 2005. For ACTIQ, the patents covering the previous and current formulations are set to expire as early as May 2005 and September 2006, respectively. The loss of patent protection on any of our existing products, whether by third-party challenge, invalidation or circumvention or by patent expiration, would materially impact our results of operations.

        Over the past few years, we have pursued a strategy of both broadening the range of clinical uses that are approved by regulatory authorities and seeking new and improved formulations of our currently marketed products. Our efforts resulted in FDA approval in January 2004 of an expanded label for PROVIGIL and will continue in 2004 as we conduct Phase 3 clinical trials of PROVIGIL in ADHD and NUVIGIL in narcolepsy, OSA/HS and SWSD and Phase 2 studies of GABITRIL in Generalized Anxiety Disorder, Post-Traumatic Stress Disorder and insomnia. We also expect to initiate in 2004 clinical development of a sugar-free formulation of ACTIQ.

        We also have devoted significant resources to the development of therapeutics to treat neurological and oncological disorders. In the neurology area, we have a program with a molecule, CEP-1347, that has entered into an 800-patient Phase 2/3 clinical trial for the treatment of patients with early stage Parkinson's disease. In the cancer area, we have a program with a molecule, CEP-701, and are currently enrolling patients for Phase 2 clinical trials in patients suffering from prostate cancer and acute myeloid leukemia (AML) and a Phase 1 program with another molecule, CEP-7055, to evaluate safety and tolerability in patients with treatment refractory tumors. In the pharmaceutical industry, the regulatory approval for the sale of new pharmaceutical products remains highly uncertain because the majority of therapeutic candidates fail to show the human safety and efficacy necessary for regulatory approval and successful commercialization. In addition, these efforts require substantial time, effort and financial resources. Our success in developing and commercializing these product candidates, or new or improved formulations of existing products, will be a significant factor in our future success.

        We have significant levels of indebtedness outstanding, the majority of which consists of convertible notes with stated conversion prices or restricted conversion prices higher than our stock price as of the date of this filing. Of our outstanding convertible notes, $600.0 million matures in 2006. The rate of our future growth and our ability to generate sufficient cash flows from operations necessary to service and repay our indebtedness ultimately will depend, in large part, on our ability to maintain patent protection on our existing products and successfully acquire or develop new products.

RESULTS OF OPERATIONS

Year ended December 31, 2003 compared to year ended December 31, 2002

	For the year ended December 31,
				% Change
	2003	2002*	Change
Sales:
PROVIGIL	$290,465	$207,204	$83,261	40%
ACTIQ	237,467	126,725	110,742	87
GABITRIL	63,699	48,760	14,939	31
Other	93,619	83,254	10,365	12

Total sales	685,250	465,943	219,307	47
Total other revenues	29,557	40,954	(11,397)	(28)

Total revenues	$714,807	$506,897	$207,910	41%

*
Certain sales amounts for the year ended December 31, 2002 have been reclassified to conform to current period presentation.

        Revenues—Total sales in 2003 increased 47% over total sales in 2002. The increase is attributable to a number of factors including:

  •
  Sales of PROVIGIL increased 40% in 2003 as compared to 2002. The increase was the net result of strong U.S. demand for PROVIGIL as indicated by a 31% increase in prescriptions, according to IMS Health, driven by an expansion of both our sales force and marketing efforts, and by weighted average domestic price increases of approximately 6.2%. While applicable laws and regulations prevent us from promoting our products for uses beyond those contained in the approved label, our analysis of prescription data for PROVIGIL in the United States indicated a considerable portion of the increase in prescriptions is due to the fact that some physicians have elected to prescribe the product to treat excessive sleepiness and fatigue outside of narcolepsy. Sales in 2003 also increased relative to 2002 as a result of the depletion in 2002 and early 2003 of inventory levels at certain wholesalers. Additionally, international sales of PROVIGIL increased during 2003 due to the impact of recording a full calendar year of sales in 2003 in certain European countries to which product rights had been acquired in 2002, and also due to the favorable translation impact resulting from a strengthening Euro and U.K. Pound versus the U.S. dollar.

  •
  Sales of ACTIQ increased 87% in 2003 as compared to the same period last year. This increase was due, in part, to an expansion of our sales force in 2003 and continued, focused marketing efforts to pain specialists as indicated by an 76% increase in U.S. prescriptions, according to IMS Health. Domestic weighted average price increases of approximately 5.0% also contributed to higher sales recorded in 2003.

  •
  Sales of GABITRIL increased 31% in 2003 as compared to the same period last year, as indicated by a 53% increase in U.S. prescriptions, according to IMS Health. While applicable laws and regulations prevent us from promoting our products for uses beyond those contained in the approved label, our analysis of prescription data for GABITRIL in the United States indicated a considerable portion of the increase in prescriptions is due to the fact that some physicians have elected to explore new uses for GABITRIL including anxiety, insomnia, and neuropathic pain. Weighted average increases in domestic prices of approximately 5.8% also contributed to higher sales recorded in 2003.

  •
  Other sales consist primarily of sales of other products and certain third party products in various international markets, principally in France. The most significant sales in this category are SPASFON® (phloroglucinol) and FONZYLANE® (buflomedil). While other sales denominated in foreign currencies remained relatively flat from year to year, a strengthening of the Euro versus the U.S. dollar in 2003 contributed to increased equivalent sales denominated in U.S. dollars.

        Total other revenues in 2003 and 2002 is mainly comprised of revenue recognized under collaborative agreements. The decrease of 28% from period to period is primarily due to lower clinical research-related expenditures on our CEP-7055 program combined with a decrease in the contractually stated reimbursement rate, partially offset by increased expenditures on our CEP-1347 program. The level of other revenue recognized from period to period may continue to fluctuate based on the status and activity of each related project and terms of each collaboration agreement. Therefore, past levels of other revenues may not be indicative of future levels.

	For the year ended December 31,
				% Change
	2003	2002	Change
Costs and expenses:
Cost of sales	$92,375	$74,237	$18,138	24%
Research and development	170,277	128,276	42,001	33
Selling, general and administrative	252,033	172,782	79,251	46
Depreciation and amortization	44,073	35,457	8,616	24

	$558,758	$410,752	$148,006	36%

        Cost of Sales—The cost of sales was approximately 13% of net sales for 2003 and 16% of net sales for 2002. The decrease is due to cost savings realized from our transfer of U.S. ACTIQ manufacturing from Abbott Laboratories to our Salt Lake City facility beginning in June 2003 and to higher than normal GABITRIL inventory costs recorded in 2002 associated with our acquisition of GABITRIL product rights in territories other than the United States.

        Research and Development Expenses—Research and development expenses increased $42.0 million, or 33%, in 2003 as compared to 2002. Approximately $34.9 million of this increase is due to costs associated with (1) additional clinical studies conducted in 2003 to explore the utility of GABITRIL beyond its current indication, (2) increased expenditures associated with the ongoing Phase 2/3 study of CEP-1347 in Parkinson's Disease, and (3) costs incurred with Phase 1 and Phase 3 studies of NUVIGIL. Research and development expenses incurred by our Cephalon France subsidiary increased $3.8 million primarily as a result of the strengthening of the Euro as compared to the U.S. dollar. Additionally, in 2003, we recorded a $2.0 million charge relating to the write-off as R&D expense of the value of an investment in an unaffiliated entity. These increases were partially offset by a decrease in expenditures in 2003 primarily associated with the conclusion of clinical studies of PROVIGIL in shift work sleep disorder and adult attention deficit/hyperactivity disorder of $6.6 million and by a decrease in expenditures of $6.3 million related predominantly to producing clinical supplies in 2002 for our Phase 1 studies of CEP-7055 in collaboration with Sanofi-Synthélabo.

        Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $79.3 million, or 46%, in 2003 as compared to 2002. Sales and marketing costs increased $65.3 million in the U.S. as a result of the expansion of our field sales forces, additional product promotional expenses and an increased number of medical education programs.

        Depreciation and Amortization Expenses—Depreciation and amortization expenses increased by $8.6 million, or 24%, in 2003 as compared to 2002, of which $3.5 million is attributable to amortization in 2003 associated with the October 2002 acquisition of ACTIQ marketing rights in certain countries. Depreciation expenses increased by $2.1 million in 2003, in part, as a result of increased capital spending on capitalized software and building improvements at our West Chester location. Additionally, during 2003, the estimated useful life of certain building improvements was changed from 40 years to 15 years, resulting in an increase of $1.1 million in depreciation expense.

	For the year ended
	December 31,
				% Change
	2003	2002	Change
Other income and (expense):
Interest income	$11,298	$14,095	$(2,797)	(20)%
Interest expense	(28,905)	(38,215)	9,310	24
Charge on early extinguishment of debt	(9,816)	(7,142)	(2,674)	(37)
Other income (expense), net	1,688	(2,450)	4,138	169

	$(25,735)	$(33,712)	$7,977	24%

        Other Income and Expense—Total other expenses, net, decreased $8.0 million, or 24%, in 2003 from 2002 due to:

  •
  Interest income decreased by $2.8 million in 2003 due to lower investment returns partially offset by higher average investment balances.

  •
  Interest expense decreased by $9.3 million due to:

  •
  a decrease in interest expense of $3.2 million associated with the March 2002 termination of our joint venture,

  •
  a decrease in interest and amortization expense of $5.4 million associated with the July 2003 redemption of our 5.25% convertible subordinated notes,

  •
  a decrease in interest expense of $1.8 million on our 2.5% convertible subordinated notes as a result of the interest rate swap agreement in effect for $200.0 million of the outstanding $600.0 million balance,

  •
  partially offset by an increase in amortization expense of $2.0 million associated with debt issuance costs from our June 2003 sale of zero coupon convertible subordinated notes.

  •
  In 2002, we recognized a charge of $7.1 million resulting from our purchase of the Class A investors' interests in a joint venture. This charge consisted of a write-off of $4.6 million of the remaining capitalized costs associated with the formation of the joint venture and a $2.5 million loss on the early extinguishment of debt. In 2003, we recognized a charge of $9.8 million associated with the redemption of the outstanding balance of 5.25% convertible subordinated notes and the July 2003 repurchase of a portion of our 3.875% convertible subordinated notes.

  •
  Other income increased in 2003 by $4.1 million primarily due to the effect of foreign currency gains from the termination of the Australian dollar hedge related to our SIRTeX bid. This gain was offset by foreign currency losses recorded by our European subsidiaries related to the weakening of the U.S. dollar relative to other currencies.

	For the year ended
	December 31,
				% Change
	2003	2002	Change
Income tax (expense) benefit, net	$(46,456)	$112,629	$(159,085)	(141)%
Cumulative effect of a change in accounting principle	—	(3,534)	3,534	100%

        Income Tax (Expense) Benefit, Net—We recognized $46.5 million of income tax expense in 2003 based on an overall estimated annual effective tax rate of approximately 36%. This includes $0.4 million of additional valuation allowance attributable to deferred tax assets that are unlikely to be realized. In 2002, we recorded a net income tax benefit of $112.6 million. This benefit was partially offset by income tax expense primarily associated with Group Lafon. In light of our expectations for continued profitability, during the fourth quarter of 2002, we concluded that it was probable that we would realize a portion of the deferred tax assets related to the benefit of accumulated international, federal and state net operating losses, and federal research and development credits. We reduced the valuation allowance against certain of these deferred tax assets accordingly. In 2003, the valuation allowance increased in total by $3.9 million. The increase is primarily attributable to an increase of $8.2 million for state net operating losses that we believe are unlikely to be realized in the future, partially offset by a decrease in the valuation allowances for federal R&D credits that we now expect will be realized due to our increasing profits.

        Cumulative Effect of Changing Inventory Costing Method from FIFO to LIFO—Effective January 1, 2002, we changed our method of valuing domestic inventories from the first-in, first-out, or FIFO method, to the last-in, first-out, or LIFO method. We recognized a charge of $3.5 million in the first quarter of 2002 as the cumulative effect of adopting the LIFO inventory costing method.

Year ended December 31, 2002 compared to year ended December 31, 2001

	For the year ended
	December 31,
				% Change
	2002 *	2001	Change
Sales:
PROVIGIL	$207,204	$150,305	$56,899	38%
ACTIQ	126,725	51,197	75,528	148
GABITRIL	48,760	24,630	24,130	98
Other	83,254	—	83,254	—

Total sales	465,943	226,132	239,811	106
Total other revenues	40,954	35,863	5,091	14

Total revenues	$506,897	$261,995	$244,902	93%

*
Certain sales amounts for the year ended December 31, 2002 have been reclassified to conform to current period presentation.

        Revenues—Total sales in 2002 increased 106% over 2001. The increase was attributable to a number of factors including:

  •
  Sales of PROVIGIL increased by 38% in 2002 compared to 2001. This increase was the net result of strong underlying demand for PROVIGIL in the U.S. as evidenced by a 59% increase in prescriptions filled over 2001 and a 5% price increase effective June 1, 2002. These increases were partially offset by the reduction during 2002 of higher than normal inventory levels which existed at certain wholesalers at the end of 2001 due to significant speculative buying. Sales of MODIODAL, the trade name for modafinil in France, were $10.9 million for 2002 for which there were no comparable amounts in 2001.

  •
  Sales of ACTIQ increased 148% in 2002 as compared to 2001. Domestic sales increased 146% driven by a 152% increase in U.S. prescriptions filled. After our merger with Anesta Corp. in October 2000, we established a dedicated sales force for ACTIQ and made ongoing changes to our marketing approach including hiring additional sales representatives and targeting our marketing efforts to pain specialists, all of which contributed to sales growth during 2002. A domestic price increase of 4.9% effective March 1, 2002 also contributed to higher revenues.

  •
  Sales of GABITRIL increased 98% in 2002 as compared to 2001 as a result of: (1) a 73% increase in U.S. market demand driven by an expansion of our sales force and marketing efforts during 2002, (2) a 9.8% average U.S. price increase effective March 1, 2002, and (3) the initiation of our European sales efforts, following the December 2001 acquisition of European rights to GABITRIL, which yielded $6.1 million in 2002 sales.

  •
  Product sales generated by Group Lafon, which we acquired on December 28, 2001, were $83.3 million during 2002. The most significant product sales during 2002 were $47.9 million of SPASFON®.

        Amounts recorded as other revenues consisted primarily of amortization of up-front fees, ongoing research and development funding, milestone payments and certain payments under co-promotional or managed services agreements. Total other revenues increased 14% from year to year. The increase was predominantly a result of the recognition of a full year of revenue recorded in 2002 under our collaboration agreement with Sanofi-Synthelabo which became effective in the fourth quarter of 2001.

	For the year ended
	December 31,
				% Change
	2002	2001	Change
Costs and expenses:
Cost of sales	$74,237	$44,946	$29,291	65%
Research and development	128,276	83,037	45,239	54
Selling, general and administrative	172,782	96,179	76,603	80
Depreciation and amortization	35,457	14,434	21,023	146
Merger and integration	—	50	(50)	(100)
Acquired in-process research and development	—	20,000	(20,000)	(100)

	$410,752	$258,646	$152,106	59%

        Cost of Sales—The cost of sales in 2002 decreased to 16% of product sales from 20% in 2001, principally due to the improvement in PROVIGIL margins as a result of our acquisition of Group Lafon.

        Research and Development Expenses—Research and development expenses increased 54% to $128.3 million for 2002 from $83.0 million for 2001. $19.8 million of the increase was the result of research and development expenses incurred at Group Lafon during 2002 for which there are no comparable amounts in 2001. Approximately $15.6 million of this increase was due to higher expenditures on our clinical trials, including Phase 2/3 clinical studies for CEP-1347, studies related to our efforts to expand the label for PROVIGIL and to explore the utility of GABITRIL beyond their respective indications, and increased infrastructure costs to support the growing number of ongoing clinical trials. Approximately $8.0 million of the increase was attributable to expenditures on development costs for compounds that progressed into later stages of development.

        Selling, General and Administrative Expenses—Selling, general and administrative expenses increased 80% to $172.8 million for 2002 from $96.2 million for 2001, primarily as a result of $38.8 million of Group Lafon expenses for which there were no comparable amounts in 2001, and $21.4 million associated with the expansion of both our U.S. field sales force and promotional expenses for our products.

        Depreciation and Amortization Expenses—Depreciation and amortization expenses increased to $35.5 million during 2002 from $14.4 million during 2001, of which $11.0 million was attributable to amortization of intangible assets acquired in our acquisition of Group Lafon and $4.8 million was attributable to depreciation for property and equipment acquired from Group Lafon and depreciation from capitalized building improvements at our West Chester and Salt Lake City locations. The remainder of the increase was due to amortization expense associated with the capitalization of various payments in 2002 for additional PROVIGIL, ACTIQ and GABITRIL product rights.

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

	For the year ended
	December 31,
				% Change
	2002	2001	Change
Other income and (expense):
Interest income	$14,095	$12,170	$1,925	16%
Interest expense	(38,215)	(20,630)	(17,585)	(85)
Debt exchange expense	—	(52,444)	52,444	100
Gain (charge) on early extinguishment of debt	(7,142)	3,016	(10,158)	(337)
Other expense, net	(2,450)	(945)	(1,505)	(159)

	$(33,712)	$(58,833)	$25,121	43%

        Other Income and Expense—Total other expenses, net, decreased $25.1 million, or 43%, in 2002 from 2001 due to:

  •
  Interest income increased by $1.9 million from 2001 due to higher average investment balances partially offset by lower average rates of return in 2002.

  •
  Interest expense increased by $17.6 million from 2001 due primarily to a full year of interest recorded on the convertible subordinated notes issued in May and December of 2001.

  •
  In accordance with Statement of Financial Accounting Standards No. 84 "Induced Conversions of Convertible Debt," we recorded a non-cash charge of $52.4 million in the fourth quarter of 2001 associated with the exchange of $217.0 million of our 5.25% convertible notes for our common stock.

  •
  In December 2001, we formed a joint venture with unaffiliated third party investors to fund additional commercial activities in support of PROVIGIL and GABITRIL in the United States. In exchange for our transfer to the joint venture of certain intellectual property and other rights related to these two products, we received a Class B interest, representing a 50% interest in the joint venture. In exchange for a contribution of $50.0 million in cash to the joint venture, the investors received Class A interests, also representing a 50% interest in the joint venture. We accounted for this transaction by recording the investors' Class A interests of $50.0 million as long-term debt on our balance sheet at December 31, 2001. On March 29, 2002, we acquired the investors' Class A interests and ended the joint venture by the issuance and sale in a private placement of $55.0 million aggregate principal amount of 3.875% convertible subordinated notes due March 2007. The purchase of the unaffiliated third party investors' Class A interests in connection with the termination of the joint venture resulted in the recognition of an extinguishment of debt charge of $7.1 million during the first quarter of 2002.

    In May 2001, we paid $24.4 million to Novartis Pharma AG for deferred obligations due to them under our November 2000 collaboration agreement. In connection with this payment, we recorded a gain on the early extinguishment of debt during the second quarter of 2001 of $3.0 million.

  •
  Other expense increased in 2002 as compared to 2001 primarily as a result of the effect of changes in the currency exchange value of the pound Sterling (GBP) and the Euro relative to the settlement of transactions in other currencies, and to an increase in the currency exchange value of the GBP relative to our other foreign operations' currencies that were remeasured into the GBP for financial reporting purposes.

	For the year ended
	December 31,
	2002	2001	Change	% Change
Income tax benefit, net	$112,629	$—	$112,629	—%
Cumulative effect of a change in accounting principle	(3,534)	—	(3,534)	—
Dividends on convertible exchangeable preferred stock	$—	$(5,664)	$5,664	100%

        Income Tax Benefit, Net—We recorded a net income tax benefit of $112.6 million in 2002. In light of our expectations for continued profitability, we concluded that it was more likely than not that we would realize a portion of the benefit of the accumulated international, federal and state net operating losses, and federal research and development credits. We reduced the valuation allowance against these deferred tax assets accordingly. The recognition of these deferred tax assets had no impact on our 2002 cash flows. This income tax benefit was partially offset by income tax expense primarily associated with our Group Lafon operations.

        Cumulative Effect of Changing Inventory Costing Method from FIFO to LIFO—Effective January 1, 2002, we changed our method of valuing domestic inventories from the first-in, first-out, or FIFO method, to the last-in, first-out, or LIFO method. We recognized a charge of $3.5 million in the first quarter of 2002 as the cumulative effect of adopting the LIFO inventory costing method. The acquisition of Group Lafon's manufacturing operations and the planned expansion of our internal manufacturing capacity for ACTIQ reduced our reliance on third party manufacturers and allowed us to benefit from efficiencies of scale and corresponding lower per unit inventory costs. The LIFO method reflects these changes to manufacturing costs on the statement of operations on a more timely basis, resulting in a better matching of current costs of products sold with product revenues. Cost of product sales under the lifo inventory costing method was $17.9 million lower in 2002 than it would have been under the FIFO method.

        Dividends on Convertible Exchangeable Preferred Stock—During 1999, we sold 2,500,000 shares of convertible exchangeable preferred stock. As of December 31, 2001, all outstanding preferred shares had converted into shares of our common stock and, therefore, no dividends were recorded in 2002.

LIQUIDITY AND CAPITAL RESOURCES

        Cash, cash equivalents and investments at December 31, 2003 were $1.2 billion, representing 49% of total assets, up from $582.7 million, or 34% of total assets, at December 31, 2002. A large portion of the increase of $572.5 million was due to net proceeds of $646.8 million received from the sale in June 2003 of zero coupon convertible subordinated notes and the related sale of warrants and purchase of hedge options, partially offset by the retirement of $195.0 million in convertible subordinated notes.

        Working capital, which is calculated as current assets less current liabilities, was $1.2 billion at December 31, 2003 compared to $666.3 million at December 31, 2002.

Net Cash Provided by Operating Activities

        Net cash provided by operating activities was $200.2 million for the year ended December 31, 2003 as compared to $102.6 million for 2002. The increase in cash provided by operating activities was due primarily to higher income from operations in 2003 as a result of our increased sales.

Net Cash Used for Investing Activities

        Net cash used for investing activities was $17.6 million for the year ended December 31, 2003 as compared to $145.8 million for 2002. Significant acquisitions of intangible assets in 2002 included a payment of $50.0 million for the October 2002 acquisition of ACTIQ marketing rights in certain countries from Elan and a payment of $10.0 million to Abbott pursuant to the extension of the GABITRIL composition of matter patent. During 2003 we had net reductions to our investment portfolio of $55.8 million as compared to net additions of $39.0 million in 2002. Our investment approach during 2003 has been to maintain liquidity in order to expediently access our funds for any potential mergers and acquisitions. During 2003, we purchased non-marketable securities totaling $33 million, including securities of MDS Proteomics Inc., a privately-held Canadian company. We made capital expenditures of $40.5 million in 2003 and $27.3 million in 2002. These expenditures were primarily for facilities improvements at our West Chester, Salt Lake City and France locations to accommodate our growth and also for manufacturing equipment at our Salt Lake City location for the production of ACTIQ for the U.S. and European markets.

Net Cash Provided by (Used for) Financing Activities

        Net cash provided by financing activities was $437.9 million for the year ended December 31, 2003, as compared to net cash used for financing activities of $28.9 million in 2002. The change is primarily the result of net proceeds of $727.1 million received from the sale of zero coupon convertible subordinated notes partially offset by the retirement of $195.0 million in convertible subordinated notes. Concurrent with the sale of the zero coupon notes, we purchased a Convertible Note Hedge for $258.6 million and sold warrants for $178.3 million.

Commitments and Contingencies

        —Legal Proceedings

        On March 28, 2003, we filed a patent infringement lawsuit in U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Pharmaceuticals Inc., and Barr Laboratories, Inc. based upon the ANDAs filed by each of these companies seeking FDA approval for a generic version of modafinil. The lawsuit claims infringement of our U.S. Patent No. RE37516, which covers pharmaceutical compositions and methods of treatment with the form of modafinil contained in PROVIGIL. We intend to vigorously defend the validity, and prevent infringement, of this patent. This litigation is currently in the discovery phase and we expect that the trial will begin sometime in 2005.

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

        —Cephalon Clinical Partners, L.P.

        In August 1992, we exclusively licensed our rights to MYOTROPHIN for human therapeutic use within the United States, Canada and Europe to Cephalon Clinical Partners, L.P. (CCP). A subsidiary of Cephalon is the sole general partner of CCP. We developed MYOTROPHIN on behalf of CCP under a research and development agreement. Under this agreement, CCP granted an exclusive license to us to manufacture and market MYOTROPHIN for human therapeutic use within the United States, Canada and Europe, and we agreed to make royalty payments equal to a percentage of product sales and a milestone payment of approximately $16.0 million upon regulatory approval. We have a contractual option, but not an obligation, to purchase all of the limited partnership interests of CCP, which is exercisable upon the occurrence of certain events following the first commercial sale of MYOTROPHIN. If, and only if, we decide to exercise this purchase option, we would make an advance payment of approximately $40.3 million in cash or, at our election, approximately $42.4 million in shares of common stock or a combination thereof. If we discontinue development of MYOTROPHIN, or if we do not exercise this purchase option, our license will terminate and all rights to manufacture or market MYOTROPHIN in the United States, Canada and Europe will revert to CCP, which may then commercialize MYOTROPHIN itself or license or assign its rights to a third party. In that event, we would not receive any benefits from such commercialization, license or assignment of rights.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." Subsequently, in December 2003, the FASB issued a revised version of FIN 46 (FIN 46R). FIN 46 and FIN 46R require a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 and FIN 46R also require disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 and FIN 46R apply immediately to variable interest entities created after January 31, 2003 and to existing special purpose entities in the first fiscal year or interim period ending after December 15, 2003. For all other entities, the requirements of FIN 46 and FIN 46R apply in the first period ending after March 15, 2004. As a result of the adoption of the standards, CCP has been consolidated in our financial statements at December 31, 2003. This consolidation did not have a material impact on our financial statements.

  —Capital Lease Obligations

        Under the terms of certain of our lease agreements, we must maintain a minimum balance in unrestricted cash and investments of $30.0 million or deliver to the lessor an irrevocable letter of credit in the amount of the then outstanding balance under such leases. As of December 31, 2003, the amount due under such leases was $1.2 million.

  —Other Commitments and Contingencies

        The following table summarizes our obligations to make future payments under current contracts (in thousands):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1–3 years	4–5 years	More than 5 years
Other long-term debt	$16,120	$2,492	$4,883	$4,981	$3,764
Capital lease obligations	2,289	951	880	388	70
Operating leases	22,154	6,977	8,676	2,589	3,912
Convertible notes	1,393,920	—	643,920	375,000	375,000
Other long-term liabilities on balance sheet	6,725	6,194	531	—	—

Total contractual cash obligations	$1,441,208	$16,614	$658,890	$382,958	$382,746

        In addition to the above, we have committed to make potential future "milestone" payments to third parties as part of our in-licensing and development programs. Payments under these agreements generally become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable, we have not recorded a liability on our balance sheet for any such contingencies. We also have agreed to acquire CIMA LABS, subject to the satisfaction of certain closing conditions, for a net transaction value of approximately $405 million. See "—Outlook" below.

Outlook

        Cash, cash equivalents and investments at December 31, 2003 were $1.2 billion. We expect to use our remaining cash, cash equivalents and investments for working capital and general corporate purposes, including the acquisition of businesses, products, product rights, or technologies, the payment of contractual obligations, including scheduled interest payments on our convertible notes, and/or the purchase, redemption or retirement of our convertible notes. Prior to 2001, we had negative cash flows from operations and used the proceeds of public and private placements of our equity and debt securities to fund operations. At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth in 2005 and beyond, such as the degree of market acceptance and exclusivity of our products, competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to demonstrate the utility of our products in indications beyond those already included in the FDA approved labels. However, we expect that sales of our three most significant marketed products, PROVIGIL, ACTIQ and GABITRIL, in combination with other revenues, should allow us to continue to generate profits and positive cash flows from operations in the near term.

        Analysis of prescription data for PROVIGIL in the United States indicates physicians have elected to prescribe the product to treat a number of indications outside of its currently labeled indication of excessive daytime sleepiness associated with narcolepsy. Our strategy for PROVIGIL is to broaden the range of clinical uses that are approved by the FDA and European regulatory agencies to include many of its currently prescribed uses. In January 2004, we received approval from the FDA to expand the label for PROVIGIL to include improving wakefulness in patients with excessive sleepiness associated with SWSD and OSA/HS. In the first quarter of 2004, we launched PROVIGIL for these new indications with an expanded sales force of nearly 500 persons. We expect the addition of these new indications, coupled with a larger sales force, to have a meaningful and positive impact on PROVIGIL sales in 2004.

        Continued sales growth of PROVIGIL beyond the December 2005 expiration of orphan drug exclusivity depends, in part, on our maintaining protection on the modafinil particle-size patent through its expiration beginning in 2014. If we perform an additional clinical study of PROVIGIL in pediatric patients that is agreeable to the FDA, the FDA could grant us a six-month extension of our orphan drug exclusivity (to June 2006) and six months of exclusivity beyond the 2014 expiration of the particle-size patent term. We intend to perform such a study when we reach an agreement with the FDA.

        On March 28, 2003, we filed a patent infringement lawsuit in U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Pharmaceuticals Inc., and Barr Laboratories, Inc. based upon the ANDAs filed by each of these companies seeking FDA approval for a generic equivalent of modafinil. The lawsuit claims infringement of our U.S. Patent No. RE37516, which covers the pharmaceutical compositions and uses of modafinil. This litigation is currently in the discovery phase and we expect that the trial will begin sometime in 2005. While we intend to vigorously defend the validity, and prevent infringement, of this patent, these efforts will be both expensive and time consuming and, ultimately, may not be successful. See "—Certain Risks Related to Our Business." Our sales of ACTIQ also depend on our existing patent protection for the approved compressed powder formulation, which expires in the U.S. in September 2006, and for the formulation of ACTIQ we sold prior to June 2003, which expires in May 2005. If we perform an additional clinical study in pediatric patients that is agreeable to the FDA, the FDA could grant us six months of exclusivity beyond the expiration of these patents. We intend to perform such a study once a mutually agreed upon clinical protocol is reached with the FDA.

        We expect to continue to incur significant expenditures associated with conducting additional clinical studies to explore the utility of these products in treating disorders beyond those currently approved in their respective labels. With respect to PROVIGIL, we are currently enrolling patients into Phase 3 clinical programs in ADHD in children and have commenced a Phase 3 program for NUVIGIL, the R-isomer of modafinil. With respect to GABITRIL, we have completed dose ranging studies in the therapeutic areas of anxiety, neuropathic pain and insomnia. In the second quarter of 2003, we initiated larger Phase 2 studies for GABITRIL in Generalized Anxiety Disorder and Post Traumatic Stress Disorder, which should be completed in the first half of 2004. Depending on the results of these studies, we would expect to begin a Phase 3 program in one of these indications in the second half of 2004. In early 2004, we initiated an additional Phase 2 study of GABITRIL in insomnia. In 2004, we also expect to conduct studies of a sugar-free formulation of ACTIQ and to continue our Phase 2/3 studies of CEP-1347 for the treatment of Parkinson's Disease. In the future, we expect to continue to incur significant expenditures to fund research and development activities, including clinical trials, for our other product candidates and for improved formulations for our existing products. In the future, we may seek to mitigate the risk in our research and development programs by seeking sources of funding for a portion of these expenses through collaborative arrangements with third parties. However, we intend to retain a portion of the commercial rights to these programs and, as a result, we still expect to spend significant funds on our share of the cost of these programs, including the costs of research, preclinical development, clinical research and manufacturing.

        We also expect to incur significant expenditures in 2004 associated with manufacturing, selling and marketing our products. For example, in 2004 we expect to begin a nearly $70 million capital expansion of our production facility in Salt Lake City that will be substantially complete by late 2006 and that will increase our ACTIQ capacity and provide us with flexibility to manufacture other products at this facility. With respect to our sales and marketing efforts, we anticipate significantly higher expenditures in 2004 compared to 2003, primarily as a result of the recent expansion of our sales force.

        We may have significant fluctuations in quarterly results based primarily on the level and timing of:

  •
  product sales and cost of product sales;

  •
  inventory stocking or destocking practices of our large customers;

  •
  achievement and timing of research and development milestones;

  •
  collaboration revenues;

  •
  cost and timing of clinical trials;

  •
  marketing and other expenses; and

  •
  manufacturing or supply disruptions.

        We have significant indebtedness outstanding, consisting principally of indebtedness on convertible subordinated notes. The following table summarizes the principal terms of our convertible subordinated notes outstanding as of December 31, 2003:

Security	Outstanding (in millions)	Conversion Price	Other
2.5% Convertible Subordinated Notes due December 2006	$600.0	$81.00	•	Redeemable on or after December 20, 2004 at our option at a redemption price of 100% of the principal amount redeemed.
3.875% Convertible Subordinated Notes due March 2007	$43.0	$70.36	•	Redeemable on March 28, 2005 at option of holder at a redemption price of 100% of principal amount redeemed.
Zero Coupon Convertible Notes due June 2033, first putable June 15, 2008	$375.0	$59.50*	•	Redeemable on June 15, 2008 at either option of holder or us at a redemption price of 100.25% of the principal amount redeemed.
Zero Coupon Convertible Notes due June 2033, first putable June 15, 2010	$375.0	$56.50*	•	Redeemable on June 15, 2010 at either option of holder or us at a redemption price of 100.25% of the principal amount redeemed.

*
Stated conversion prices as per the terms of the notes. However, each convertible note contains certain terms restricting a holder's ability to convert the notes, including that a holder may only convert if the closing price of our stock on the day prior to conversion is higher than $71.40 or $67.80 with respect to the 2008 notes or the 2010 notes, respectively. For a more complete description of these notes, including the convertible note hedge strategy we entered into when we sold the notes and the related potential impact of the notes and hedge strategy on the calculation of earnings per share, see Notes 1 and 10 to our consolidated financial statements included in Item 8 of this Form 10-K.

        The annual interest payments on the $1,393.0 million of convertible notes outstanding as of December 31, 2003 are $16.7 million, payable at various dates throughout the year. In the future, we may agree to exchanges of the notes for shares of our common stock or may determine to use a portion of our existing cash on hand to purchase, redeem or retire all or a portion of the outstanding convertible notes. In January 2003, we entered into an interest rate swap agreement with a financial institution relating to our $600.0 million 2.5% convertible notes in the aggregate notional amount of $200.0 million. Under the swap, we agreed to pay a variable interest rate on this $200.0 million notional amount equal to LIBOR-BBA + .29% in exchange for the financial institution's agreement to pay a fixed rate of 2.5%. The variable interest rate is re-calculated at the beginning of each quarter. Effective January 1, 2004, the interest rate is 1.45%. We also agreed to provide the financial institution with cash collateral to support our obligations under the agreement. The current collateral amount is $3.0 million and is recorded in Other Assets in our consolidated balance sheet.

        As part of our business strategy, we plan to consider and, as appropriate, make acquisitions of other businesses, products, product rights or technologies. On November 3, 2003, we announced that we had signed a definitive agreement to acquire by merger all of the outstanding shares of CIMA

LABS INC. for $34 cash per share. The total value of the transaction is approximately $405 million net of CIMA's cash and cash equivalents as of December 31, 2003, which we would expect to fund from our existing cash, cash equivalents and investments. The merger is subject to certain closing conditions, including the approval of the merger agreement by the stockholders of CIMA and the expiration or termination of the applicable waiting period under the HSR Act. On January 23, 2004, we received a request for additional information from the Federal Trade Commission pertaining to the pending merger. This request extends the waiting period under the HSR Act during which the FTC is permitted to review the proposed transaction. If the HSR condition is not satisfied and the transaction is not closed by June 30, 2004 (unless the parties mutually agree to an extension), we will be required to pay CIMA a break fee in the amount of $16.25 million. Although we have sufficient cash and cash equivalents on hand to complete this transaction, in the future our cash reserves and other liquid assets may be inadequate to consummate future acquisitions and it may be necessary for us to raise substantial additional funds to complete these transactions. In addition, as a result of our acquisition efforts, we are likely to experience significant charges to earnings for merger and related expenses (whether or not our efforts are successful) that may include transaction costs, closure costs or acquired in-process research and development charges.

        In February 2004, we filed with the SEC a $1.0 billion universal shelf registration statement covering the issuance and sale from time to time, of common and preferred stock, debt securities and warrants. While we have no current plans to access the capital markets, the shelf registration statement would allow us to expediently access capital markets periodically in the future.

        Based on our current level of operations and projected sales of our products combined with other revenues and interest income, we believe that we will be able to service our existing debt and meet our capital expenditure and working capital requirements in the near term. However, we cannot be sure that our anticipated revenue growth will be realized or that we will continue to generate significant positive cash flow from operations. We may need to obtain additional funding for future significant strategic transactions, to repay our outstanding indebtedness or for our future operational needs, and we cannot be certain that funding will be available on terms acceptable to us, or at all.

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

        Our significant accounting policies are described in Note 1 to the consolidated financial statements for the year ended December 31, 2003 included in Item 8 of this Form 10-K. The SEC defines critical accounting policies as those that are, in management's view, most important to the portrayal of the company's financial condition and results of operations and most demanding of their judgment. Management considers the following policies to be critical to an understanding of our consolidated financial statements and the uncertainties associated with the complex judgments made by us that could impact our results of operations, financial position and cash flows.

        Revenue recognition—In the United States, we sell our products to pharmaceutical wholesalers, the largest three of which account for approximately 82% of our current worldwide net sales. Decisions made by these wholesalers regarding the levels of inventories they hold can materially affect the level of our sales in any period. We attempt to minimize these fluctuations, both by providing, from time to time, discounts to our customers to stock normal amounts of inventory and by canceling orders if we believe a particular customer is speculatively buying inventory in anticipation of possible price increases. We have no agreements, understandings, or business practices under which we extend incentives based on levels of inventory held by wholesalers, and any incentives we may offer are not intended to have any relation to the wholesaler's cost of carrying inventory. We believe that wholesaler inventories as of December 31, 2003 for all three of our products were within a normal range. At December 31, 2003, inventory levels maintained by wholesalers and retail pharmacy chains were approximately one month's supply for all three of our U.S. products according to IMS Health. Sales recorded for the year ended December 31, 2003 were generally representative of underlying demand for the products.

        Product sales are recognized upon the transfer of ownership and risk of loss for the product to the customer. In the United States, we sell all commercial products F.O.B. shipping point. Transfer of ownership and risk of loss for the product pass to the customer at the point that the product is picked up by a common carrier for shipment to the customer. In Europe, product sales are recognized predominantly upon customer receipt of the product, except in certain contractual arrangements where different terms may be specified. We record product sales net of estimated reserves for contractual allowances, discounts and returns. Contractual allowances result from sales under contracts with managed care organizations and government agencies.

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

        Payments under co-promotional or managed services agreements are recognized over the period when the products are sold or the promotional activities are performed. The portion of the payments that represent reimbursement of our expenses is recognized as an offset to those expenses in our results of operations.

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

        Valuation of Property and Equipment, Intangible Assets, Goodwill and Investments—Our property and equipment have been recorded at cost and are being depreciated on a straight-line basis over the estimated useful life of those assets.

        Our intangible assets (which consist primarily of developed technology, trademarks, and product and marketing rights), are amortized over estimated useful lives which are intended to approximate the estimated pattern of economic benefits generated by the asset. Determining the "estimated pattern of economic benefit" for an intangible asset is a highly subjective and difficult assessment. To the extent that the pattern cannot be reliably determined, a straight line amortization method has been used.

        In conjunction with acquisitions of businesses or product rights, we allocate the purchase price based upon the relative fair values of the assets acquired and liabilities assumed. Goodwill represents the excess of purchase price over net assets acquired. In certain circumstances, fair value may be assigned to purchased in-process research and development and, as such, expensed immediately.

        We regularly assess whether intangibles, long-lived assets and goodwill have been impaired and adjust the carrying values of these assets whenever events or changes in circumstances indicate that some or all of the carrying value of the assets may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operating performances of our businesses and products. Future events could cause us to conclude that impairment indicators exist and that the carrying values of our property and equipment, intangible assets or goodwill are impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. If we determine that events or changes in circumstances have occurred that could have a material adverse effect on the fair value of our company and its goodwill, we would consult with one or more valuation specialists in estimating the impact of these on our estimate of fair value. We believe the estimation methods are reasonable and reflective of common valuation practices. No impairment losses on intangibles, long-lived assets or goodwill have been recorded to date.

        We evaluate the recoverability and measure the possible impairment of our goodwill under Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." The impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment, and the second step measures the amount of the impairment, if any. Our estimate of fair value considers publicly available information regarding the market capitalization of our company, as well as (i) publicly available information regarding comparable publicly-traded companies in the pharmaceutical industry, (ii) the financial projections and future prospects of our business, including our growth opportunities and likely operational improvements, and (iii) comparable sales prices, if available. As part of the first step to assess potential impairment, we compare our estimate of fair value for the company to the book value of our consolidated net assets. If the book value of our consolidated net assets were greater than our estimate of fair value, we would then proceed to the second step to measure the impairment, if any. The second step measures the amount of impairment by comparing the implied fair value of goodwill with its carrying value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill is greater than its implied fair value, an impairment loss will be recognized in the amount of the excess.

        We performed our annual test of impairment of goodwill as of July 1, 2003. We have only one reporting unit, a pharmaceutical unit, that constitutes our entire business. We compared the fair value of this reporting unit with its carrying value. The quoted market value of the outstanding shares of our common stock on the NASDAQ National Market at July 1, 2003 was used as the fair value of the reporting unit. Since the fair value of the reporting unit exceeded its carrying value at July 1, 2003, no adjustment to our goodwill for impairment was necessary.

        We evaluate our investments in non-marketable securities of outside entities on a quarterly basis by reviewing key indicators of the entities' financial performance, condition and outlook. We review the entities' most recent financial statements and discuss the entities' current and future financial and operational strategies with their senior management personnel. We also discuss with our senior research and development personnel the current status of and future expectations for any collaborative agreements we have with those entities. Based on this information, we make a determination as to whether any impairment in the carrying value of our investments exists. This determination is a highly subjective process that is based on the evaluation of qualitative information and numerous assumptions as to future events. Nonetheless, we believe our evaluation process provides a reasonable basis for our determination. In 2003, we recorded a $2.0 million charge relating to the write-off as R&D expense of the value of an investment in an unaffiliated entity. Any additional impairment loss on one or more of our investments could have a material adverse impact on our financial position and results of operations.

        Income taxes—We provide for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax and financial reporting bases of assets and liabilities.

        Prior to 2002, we had a history of losses from our operations, which generated significant international, federal and state net operating loss carryforwards. We record a valuation allowance against deferred tax assets if we believe that we are not likely to realize future tax benefits. Based on our profitability for the year ended December 31, 2002 and projected future results, in the fourth quarter of 2002, we concluded that it was likely that we would be able to realize a significant portion of the deferred tax assets, and therefore, we reversed a significant portion of the valuation allowance. As a result, beginning in 2003, we began providing for income taxes at a rate equal to our estimated annual combined federal, state and foreign statutory effective rates. Subsequent adjustments to our estimates of our ability to recover the deferred tax assets or other changes in circumstances or estimates could cause our provision for income taxes to vary from period to period. We also adjust our remaining valuation allowance periodically based on our evaluation of the ability to realize the future tax benefits of our deferred tax assets.

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

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the additional disclosure requirements of SFAS 148 effective January 1, 2003.

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

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." Subsequently, in December 2003, the FASB issued a revised version of FIN 46 (FIN 46R). FIN 46 and FIN 46R require a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 and FIN 46R also require disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 and FIN 46R apply immediately to variable interest entities created after January 31, 2003 and to existing special purpose entities in the first fiscal year or interim period ending after December 15, 2003. For all other entities, the requirements of FIN 46 and FIN 46R apply in the first period ending after March 15, 2004. As a result of the adoption of the standards, Cephalon Clinical Partners, L.P. has been consolidated in our financial statements at December 31, 2003. This consolidation did not have a material impact on our financial statements. Our investments in non-marketable securities of other entities are not considered variable interest entities and, therefore, we have not consolidated these entities.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of FASB Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an "underlying" to conform it to language used in FIN No. 45, and amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this new standard did not impact our current financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This new standard has been considered in accounting for our Convertible Note Hedge and Warrants.

        In May 2003, the FASB's Emerging Issues Task Force reached consensus on Issue 00-21. This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, this Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying this Issue, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. This Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The application of this Issue did not impact our current financial statements.

        In December 2003, the FASB issued a revision to SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit plans and other defined benefit postretirement plans. This Statement is effective for fiscal years ending after December 15, 2003, except for certain disclosures about foreign plans which are effective for fiscal years ending after June 15, 2004. Since all of our pension and postretirement benefit plans are foreign plans, we will adopt the additional disclosure requirements of this statement in 2004.

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

        For the year ended December 31, 2003, approximately 86% of our worldwide net sales were derived from sales of PROVIGIL, ACTIQ and GABITRIL. We cannot be certain that these products will continue to be accepted in their markets. Specifically, the following factors, among others, could affect the level of market acceptance of PROVIGIL, ACTIQ and GABITRIL:

  •
  the perception of the healthcare community of their safety and efficacy, both in an absolute sense and relative to that of competing products;

  •
  the effectiveness of our sales and marketing efforts, particularly with respect to our efforts in 2004 directed to General Practitioners for the indications approved for PROVIGIL in January 2004;

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

        Even with the broader approval in January 2004 of a label for PROVIGIL, the markets for the approved indications of PROVIGIL and GABITRIL remain relatively small. Analysis of prescription data indicates that a significant portion of our product sales is derived from the use of these products outside of their labeled indications. We believe that the growth of PROVIGIL and GABITRIL will be greater if we are able to further expand the approved indications for these products.

        To this end, we are developing a proprietary formulation of modafinil for the treatment of ADHD in children and are currently enrolling patients into a Phase 3 program. We also have initiated Phase 2 studies of GABITRIL in Generalized Anxiety Disorder and Post Traumatic Stress Disorder and, in early 2004, an additional Phase 2 study of GABITRIL in insomnia. If the results of these Phase 2 GABITRIL studies are positive, we will need to conduct additional studies before we can apply to regulatory authorities to expand the authorized uses of GABITRIL for these indications. We do not know whether these current or future studies will demonstrate safety and efficacy, or if they do, whether we will succeed in receiving regulatory approval to market these products for these or other disorders. If the results of some of these additional studies are negative, this could undermine physician and patient comfort with the product, limit its commercial success, and diminish its acceptance. Even if the results of these studies are positive, the impact on sales of these products may be minimal unless we are able to obtain FDA and foreign medical authority approval to expand the authorized uses of this product. FDA regulations limit our ability to communicate the results of additional clinical studies to patients and physicians without first obtaining regulatory approval for any expanded uses.

We may not be able to maintain adequate protection for our intellectual property or market exclusivity for certain of our products and, therefore, competitors may develop competing products, which could result in a decrease in sales and market share, cause us to reduce prices to compete successfully and limit our commercial success.

        We place considerable importance on obtaining patent protection for new technologies, products and processes. To that end, we file applications for patents covering the compositions or uses of our drug candidates or our proprietary processes. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal, scientific and factual questions. To date, no consistent policy has emerged regarding breadth of claims in such companies' patents. Accordingly, the patents and patent applications relating to our products, product candidates and technologies may be challenged, invalidated or circumvented by third parties and might not protect us against competitors with similar products or technology. Patent disputes in our industry are frequent and can preclude commercialization of products. If we ultimately engage in and lose any such disputes, we could be subject to competition or significant liabilities, we could be required to enter into third party licenses or we could be required to cease using technology or product in dispute. In addition, even if such licenses are available, the terms of any license requested by a third party could be unacceptable to us.

        The U.S. composition of matter patent for modafinil expired in 2001. We own U.S. and foreign patent rights that expire between 2014 and 2015 covering pharmaceutical compositions and uses of modafinil and, more specifically, covering certain particle sizes of modafinil contained in the pharmaceutical composition. Ultimately, these patents might be found invalid as the result of a challenge by a third party, or a potential competitor could develop a competing product or product formulation that avoids infringement of these patents. To date, the FDA has accepted four ANDAs, for pharmaceutical products containing modafinil. Each of these ANDAs contained a Paragraph IV certification in which the ANDA applicant certified that the U.S. particle-size modafinil patent covering PROVIGIL either is invalid or will not be infringed by the ANDA product. On March 28, 2003, we filed a patent infringement lawsuit in U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Pharmaceuticals Inc., and Barr Laboratories, Inc. based upon the ANDAs filed by each of these companies with the FDA. The lawsuit claims infringement of our U.S. Patent No. RE37516. While we intend to vigorously defend the validity of this patent and prevent infringement, these efforts will be both expensive and time consuming and, ultimately, may not be successful. This litigation is currently in the discovery phase, and we expect that the trial will begin sometime in 2005.

        In early 2004, Barr and Ranbaxy each announced the receipt of tentative FDA approval for their respective generic versions of PROVIGIL. If the court finds the particle-size patent is invalid or not infringed, Barr and Ranbaxy could begin selling their modafinil-based products upon the expiration of our FDA orphan drug exclusivity, currently in December 2005, which would significantly and negatively impact revenues from PROVIGIL. We do not know whether the ANDAs filed by Teva and Mylan have been, or will be, tentatively approved by the FDA

        If we perform an additional clinical study of PROVIGIL in pediatric patients that is acceptable to the FDA, the FDA could grant us a six-month extension of our orphan drug exclusivity (to June 2006) and six months of exclusivity beyond the 2014 expiration of the particle size patent term. However, we cannot be sure that we will be able to reach an agreement with the FDA with respect to an appropriate pediatric study.

        With respect to ACTIQ, we hold an exclusive license to a U.S. patent covering the currently approved compressed powder pharmaceutical composition and methods for administering fentanyl via this composition that is set to expire in September 2006, though the FDA could grant us a six-month extension of these patents when we perform a clinical study in pediatric patients. However, we cannot be sure that we will be able to reach an agreement with the FDA with respect to an appropriate pediatric study. Corresponding patents in foreign countries are set to expire between 2009 and 2010. Our patent protection with respect to the ACTIQ formulation we sold prior to June 2003 will expire in May 2005. The loss of patent protection on ACTIQ, beginning as early as May 2005 in the United States, could significantly and negatively impact our revenues from the sale of ACTIQ.

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

        We predominately depend upon single sources for the manufacture of both the active drug substances contained in our products and for finished commercial supplies. For example:

  •
  PROVIGIL: Our manufacturing facility in France is the sole source of the active drug substance modafinil. With respect to finished commercial supplies of PROVIGIL, we currently have two qualified manufacturers, DSM Pharmaceuticals, in Greenville, North Carolina, and Patheon, Inc., in Ontario, Canada.

  •
  ACTIQ: Our U.S. facility in Salt Lake City, Utah, is the sole source for the worldwide manufacture of ACTIQ.

  •
  GABITRIL: Abbott Laboratories manufactures finished commercial supplies of GABITRIL for the U.S. market (through at least October 2005) and Sanofi-Synthelabo manufactures GABITRIL for non-U.S. markets (through January 2005). We have identified a third party manufacturer for the future worldwide production of the active drug substance tiagabine and finished commercial supplies of GABITRIL. We are in the process of qualifying this manufacturer with appropriate U.S. and European regulatory authorities.

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

        During research and development, the use of pharmaceutical products, such as ours, is limited principally to clinical trial patients under controlled conditions and under the care of expert physicians. The widespread commercial use of our products could produce undesirable or unintended side effects that have not been evident in our clinical trials or the relatively limited commercial use to date. In addition, in patients who take multiple medications, drug interactions could occur that can be difficult to predict. Additionally, incidents of product misuse, product diversion or theft may occur. These events, among others, could result in additional regulatory controls that could limit the circumstances under which the product is prescribed or even lead to the withdrawal of the product from the market. More specifically, ACTIQ has been approved under regulations concerning drugs with certain safety profiles, under which the FDA has established special restrictions to ensure safe use. Any violation of these special restrictions could lead to the imposition of further restrictions or withdrawal of the product from the market.

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

        We currently have a number of products that have been approved for sale in the United States, foreign countries or both. All of our approved products are subject to extensive continuing regulations relating to, among other things, testing, manufacturing, quality control, labeling, and promotion. The failure to comply with any rules and regulations of the FDA or any foreign medical authority, or the post-approval discovery of previously unknown problems relating to our products, could result in, among other things:

  •
  fines, recalls or seizures of products;

  •
  total or partial suspension of manufacturing activities and/or product sales;

  •
  non-approval of product license applications;

  •
  restrictions on our ability to enter into strategic relationships; and

  •
  criminal prosecution.

        It is both costly and time-consuming for us to comply with these regulations. Additionally, incidents of adverse drug reactions, unintended side effects or misuse relating to our products could result in additional regulatory controls or restrictions, or even lead to withdrawal of a product from the market.

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

        In addition, because PROVIGIL and ACTIQ contain active ingredients that are controlled substances, we are subject to regulation by the DEA and analogous foreign organizations relating to the manufacture, shipment, sale and use of the applicable products. These regulations also are imposed on prescribing physicians and other third parties, making the storage, transport and use of such products relatively complicated and expensive. With the increased concern for safety by the FDA and the DEA with respect to products containing controlled substances, it is possible that these regulatory agencies could impose additional restrictions on marketing or even withdraw regulatory approval for such products. In addition, adverse publicity may bring about rejection of the product by the medical community. If the DEA, FDA or a foreign medical authority withdrew the approval of, or placed additional significant restrictions on the marketing of any of our products, our product sales and ability to promote our products could be substantially affected.

We may be unable to repay our substantial indebtedness and other obligations.

        As of December 31, 2003, we had $1,419.1 million of indebtedness outstanding, including $1,393.0 million outstanding under convertible notes with stated conversion prices or restricted conversion prices higher than our stock price as of the date of this filing. Of our outstanding convertible notes, $600.0 million matures in 2006. There are no restrictions on our use of our existing cash, cash equivalents and investments, and we cannot be sure that these funds will be available or sufficient in the future to enable us to repay our indebtedness. In the future, these factors, among other things, could make it difficult for us to service, repay or refinance our indebtedness or to obtain additional financing in the future, or limit our future flexibility and make us more vulnerable in the event of a downturn in our business. Unless we are able to generate cash flow from operations that, together with our available cash on hand, is sufficient to repay our indebtedness, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

Our product sales and related financial results will fluctuate, and these fluctuations may cause our stock price to fall, especially if investors do not anticipate them.

        A number of analysts and investors who follow our stock have developed models to attempt to forecast future product sales and expenses, and have established earnings expectations based upon those models. These models, in turn, are based in part on estimates of projected revenue and earnings that we disclose publicly. Forecasting future revenues is difficult, especially when we only have a few years of commercial history and when the level of market acceptance of our products is uncertain. Forecasting is further complicated by the difficulties in estimating both existing stocking levels at pharmaceutical wholesalers and retail pharmacies and the timing of their purchases to replenish these stocks. As a result, it is likely that our revenues will fluctuate significantly, which may not meet with market expectations and which also may adversely affect our stock price. There are a number of other factors that could cause our financial results to fluctuate unexpectedly, including:

  •
  cost of product sales;

  •
  achievement and timing of research and development milestones;

  •
  collaboration revenues;

  •
  cost and timing of clinical trials and regulatory approvals;

  •
  marketing and other expenses;

  •
  manufacturing or supply disruptions; and

  •
  costs associated with the operations of recently-acquired businesses and technologies.

The efforts of government entities and third party payers to contain or reduce the costs of health care may adversely affect our sales and limit the commercial success of our products.

        In certain foreign markets, pricing or profitability of pharmaceutical products is subject to various forms of direct and indirect governmental control, including the control over the amount of reimbursements provided to the patient who is prescribed specific pharmaceutical products. For example, we are aware of governmental efforts in France to limit or eliminate reimbursement for some of our products, which could impact revenues from our French operations.

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

        The conditions that our products treat, and some of the other disorders for which we are conducting additional studies, are currently treated with several drugs, many of which have been available for a number of years or are available in inexpensive generic forms. With respect to PROVIGIL, there are several other products used for the treatment of excessive sleepiness or narcolepsy in the United States, including methylphenidate products such as RITALIN® by Novartis, and in our other territories, many of which have been available for a number of years and are available in inexpensive generic forms. With respect to ACTIQ, we face competition from numerous short- and long-acting opioid products, including three products—Johnson & Johnson's DURAGESIC®, Purdue Pharmaceutical's OXYCONTIN® and MS-CONTIN®—that dominate the market. We also are aware of numerous other companies developing other technologies for rapidly delivering opioids to treat breakthrough pain, including transmucosal, transdermal, nasal spray and inhaled delivery systems, among others. For example, in September 2003, Johnson & Johnson filed an NDA with the FDA for E-Trans®, a battery-powered transdermal patch that allows on-demand delivery of fentanyl with rapid absorption. With respect to GABITRIL, there are several products, including NEURONTIN® (gabapentin) by Pfizer, used as adjunctive therapy for the partial seizure market. Some are well-established therapies that have been on the market for several years while others have recently entered the partial seizure marketplace. In addition, several treatments for partial seizures are available in inexpensive generic forms. Thus, we need to demonstrate to physicians, patients and third party payers that the cost of our products is reasonable and appropriate in the light of their safety and efficacy, the price of competing products and the related health care benefits to the patient.

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

        On November 3, 2003, we signed a definitive agreement to acquire by merger all of the outstanding shares of CIMA LABS INC. for $34.00 per share in cash. The merger is subject to certain closing conditions, including the approval of the merger agreement by CIMA LABS stockholders and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR"). On January 23, 2004, we received a request for additional information from the Federal Trade Commission pertaining to the pending merger. If the HSR condition is not satisfied and the transaction is not closed by June 30, 2004 (unless the parties mutually agree to an extension), we will be required to pay CIMA LABS a break fee in the amount of $16.25 million. If the transaction does not close for any reason, we will not realize the anticipated benefits of the CIMA LABS transaction.

        As part of our review of CIMA LABS, we conducted business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction. Despite our efforts, we ultimately may be unsuccessful in ascertaining or evaluating all such risks and, as a result, we might not realize the intended advantages of the acquisition. We also must consolidate and integrate the operations of CIMA LABS with our business. Integration efforts often take a significant amount of time, place a significant strain on our managerial, operational and financial resources and could prove to be more difficult and expensive than we predicted. If we fail to realize the expected benefits from this acquisition, or from acquisitions we may consummate in the future, whether as a result of unidentified risks, integration difficulties, regulatory setbacks or otherwise, our business, results of operations and financial condition could be adversely affected.

        In addition, as a result of our efforts to acquire businesses or to enter into other significant transactions, such as CIMA LABS, we have experienced, and will likely continue to experience, significant charges to earnings for merger and related expenses (whether or not our efforts are successful) that may include transaction costs, closure costs, acquired in-process research and development charges or break fees. These costs also may include substantial fees for investment bankers, attorneys, accountants and other advisers, as well as severance and other closure costs associated with the elimination of duplicate operations and facilities. Our incurrence of these charges could adversely affect our results of operations for particular quarterly or annual periods.

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

        Preclinical testing and clinical trials must demonstrate that a product candidate is safe and efficacious. The results from preclinical testing and early clinical trials may not be predictive of results obtained in subsequent clinical trials, and these clinical trials may not demonstrate the safety and efficacy necessary to obtain regulatory approval for any product candidates. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. For ethical reasons, certain clinical trials are conducted with patients having the most advanced stages of disease and who have failed treatment with alternative therapies. During the course of treatment, these patients often die or suffer other adverse medical effects for reasons that may not be related to the pharmaceutical agent being tested. Such events can have a negative impact on the statistical analysis of clinical trial results.

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

Our research and development and marketing efforts are often dependent on corporate collaborators and other third parties who may not devote sufficient time, resources and attention to our programs, which may limit our efforts to develop and market potential products.

        Because we have limited resources, we have entered into a number of collaboration agreements with other pharmaceutical companies, including H. Lundbeck A/S with respect to our research efforts in Parkinson's Disease, and with a number of marketing partners for our products in certain countries outside the United States. In some cases, our collaboration agreements call for our partners to control:

  •
  the supply of bulk or formulated drugs for use in clinical trials or for commercial use;

  •
  the design and execution of clinical studies;

  •
  the process of obtaining regulatory approval to market the product; and/or

  •
  marketing and selling of an approved product.

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

        The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future. For example, from January 1, 2003 through March 8, 2004, our common stock traded at a high price of $60.98 and a low price of $36.91. Negative announcements, including, among others:

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

A portion of our revenues and expenses is subject to exchange rate fluctuations in the normal course of business, which could adversely affect our reported results of operations.

        Historically, a portion of our revenues and expenses has been earned and incurred, respectively, in currencies other than the U.S. dollar. For the year ended December 31, 2003, approximately 19% of our revenues was denominated in currencies other than the U.S. dollar. We translate revenues earned and expenses incurred into U.S. dollars at the average exchange rate applicable during the relevant period. A weakening of the U.S. dollar would, therefore, increase both our revenues and expenses. Fluctuations in the rate of exchange between the U.S. dollar and the euro and other currencies may affect period-to-period comparisons of our operating results. Historically, we have not hedged our exposure to these fluctuations in exchange rates.

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

        Our principal customers are wholesale drug distributors. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. Three large wholesale distributors control a significant share of the market. For the year ended December 31, 2003, these wholesaler customers, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, in the aggregate, accounted for 82% of our worldwide net sales. The loss or bankruptcy of any of these customers could materially and adversely affect our results of operations and financial condition.

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

        We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person becomes an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 could have the effect of delaying or preventing a change of control of Cephalon. Section 203, the rights plan, and certain provisions of our certificate of incorporation, our bylaws and Delaware corporate law, may have the effect of deterring hostile takeovers, or delaying or preventing changes in control of our management, including transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        We are exposed to foreign currency exchange risk related to our operations in European subsidiaries that have transactions, assets, and liabilities denominated in foreign currencies that are translated into U.S. dollars for consolidated financial reporting purposes. Historically, we have not hedged any of these foreign currency exchange risks. For the year ended December 31, 2003, an average 10% weakening of the U.S. dollar relative to the currencies in which our European subsidiaries operate would have resulted in an increase of $13.8 million in reported total revenues and a corresponding increase in reported expenses. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not assume any changes in the level of operations of our European subsidiaries.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

        To the Board of Directors and Shareholders of Cephalon Inc:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 99 present fairly, in all material respects, the financial position of Cephalon, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 99 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1, on January 1, 2002 the Company changed its method of valuing certain inventory and of accounting for business combinations and goodwill.

By:	/s/ PRICEWATERHOUSECOOPERS LLP

Philadelphia, Pennsylvania
March 11, 2004

CEPHALON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	December 31, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,115,699	$486,097
Investments	39,464	96,591
Receivables, net	86,348	83,130
Inventory, net	61,249	54,299
Deferred tax asset	57,972	56,070
Other current assets	9,198	9,793

Total current assets	1,369,930	785,980
PROPERTY AND EQUIPMENT, net	126,442	90,066
GOODWILL	298,769	298,769
OTHER INTANGIBLE ASSETS, net	326,445	351,719
DEBT ISSUANCE COSTS, net	35,250	21,406
DEFERRED TAX ASSET, net	168,506	114,002
OTHER ASSETS	56,314	27,148

	$2,381,656	$1,689,090

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$9,637	$15,402
Accounts payable	28,591	23,089
Accrued expenses	99,038	80,444
Current portion of deferred revenues	422	712

Total current liabilities	137,688	119,647
LONG-TERM DEBT	1,409,417	860,897
DEFERRED REVENUES	1,736	1,968
DEFERRED TAX LIABILITIES	45,665	52,666
OTHER LIABILITIES	16,780	11,327

Total liabilities	1,611,286	1,046,505

COMMITMENTS AND CONTINGENCIES (Note 12)	—	—
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, 2,500,000 shares issued, and none outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 55,842,510 and 55,425,841 shares issued, and 55,533,682 and 55,152,984 shares outstanding	558	554
Additional paid-in capital	1,052,059	1,034,137
Treasury stock, 308,828 and 272,857 shares outstanding, at cost	(13,692)	(11,989)
Accumulated deficit	(321,305)	(405,163)
Accumulated other comprehensive income	52,750	25,046

Total stockholders' equity	770,370	642,585

	$2,381,656	$1,689,090

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2003	2002	2001
REVENUES:
Sales	$685,250	$465,943	$226,132
Other revenues	29,557	40,954	35,863

	714,807	506,897	261,995

COSTS AND EXPENSES:
Cost of sales	92,375	74,237	44,946
Research and development	170,277	128,276	83,037
Selling, general and administrative	252,033	172,782	96,179
Depreciation and amortization	44,073	35,457	14,434
Merger and integration costs	—	—	50
Acquired in-process research and development	—	—	20,000

	558,758	410,752	258,646

INCOME FROM OPERATIONS	156,049	96,145	3,349

OTHER INCOME AND EXPENSE
Interest income	11,298	14,095	12,170
Interest expense	(28,905)	(38,215)	(20,630)
Debt exchange expense	—	—	(52,444)
Gain (charge) on early extinguishment of debt	(9,816)	(7,142)	3,016
Other income (expense), net	1,688	(2,450)	(945)

	(25,735)	(33,712)	(58,833)

INCOME (LOSS) BEFORE INCOME TAXES	130,314	62,433	(55,484)
INCOME TAX (EXPENSE) BENEFIT, NET	(46,456)	112,629	—

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	83,858	175,062	(55,484)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	—	(3,534)	—

NET INCOME (LOSS)	83,858	171,528	(55,484)
DIVIDENDS ON CONVERTIBLE EXCHANGEABLE PREFERRED STOCK	—	—	(5,664)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$83,858	$171,528	$(61,148)

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) per common share before cumulative effect of a change in accounting principle	$1.51	$3.17	$(1.27)
Cumulative effect of a change in accounting principle	—	(0.06)	—

	$1.51	$3.11	$(1.27)

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) per common share before cumulative effect of a change in accounting principle	$1.44	$2.84	$(1.27)
Cumulative effect of a change in accounting principle	—	(0.05)	—

	$1.44	$2.79	$(1.27)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	55,560	55,104	48,292

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-ASSUMING DILUTION	64,072	67,442	48,292

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Preferred Stock		Common Stock			Treasury Stock			Accumulated Other Comprehensive Income
	Comprehensive Income (Loss)						Additional Paid-in Capital			Accumulated Deficit
(In thousands, except share data)		Total	Shares	Amount	Shares	Amount		Shares	Amount
BALANCE, JANUARY 1, 2001		$165,193	2,500,000	$25	42,478,225	$425	$683,004	138,183	$(4,119)	$(515,543)	$1,401
Loss	$(55,484)	(55,484)	—	—		—	—		—	(55,484)	—

Foreign currency translation gain	368
Unrealized investment gains	504

Other comprehensive income	872	872	—	—		—	—	—	—	—	872

Comprehensive loss	$(54,612)

Conversion of preferred stock into common stock		—	(2,500,000)	(25)	6,974,998	70	(45)		—	—	—
Issuance of common stock upon conversion of convertible notes		262,590			3,691,705	37	262,553		—	—	—
Stock options exercised		25,542		—	1,327,303	13	27,304	32,104	(1,775)	—	—
Stock purchase warrants exercised		2,679		—	265,800	2	2,677		—	—	—
Restricted stock award plan		5,349		—	150,650	2	5,347		—	—	—
Employer contributions to employee benefit plan		1,283		—	20,852	—	1,283		—	—	—
Dividends declared on convertible preferred stock		(5,664)		—		—	—		—	(5,664)	—
Treasury stock acquired		(3,629)		—		—	—	53,454	(3,629)	—	—

BALANCE, DECEMBER 31, 2001		398,731	—	—	54,909,533	549	982,123	223,741	(9,523)	(576,691)	2,273
Income	$171,528	171,528		—		—	—		—	171,528	—

Foreign currency translation gain	20,367
Unrealized investment gains	2,406

Other comprehensive income	22,773	22,773		—		—	—	—	—	—	22,773

Comprehensive income	$194,301

Stock options exercised		5,940		—	347,686	4	6,056	2,055	(120)	—	—
Tax benefit from the exercise of stock options		40,998		—		—	40,998		—	—	—
Restricted stock award plan		2,828		—	129,900	1	2,827		—	—	—
Employer contributions to employee benefit plan		2,133		—	38,722	—	2,133		—	—	—
Treasury stock acquired		(2,346)		—		—	—	47,061	(2,346)	—	—

BALANCE, DECEMBER 31, 2002		642,585	—	—	55,425,841	554	1,034,137	272,857	(11,989)	(405,163)	25,046
Income	$83,858	83,858		—		—	—		—	83,858	—

Foreign currency translation gain	28,995
Unrealized investment losses	(1,291)

Other comprehensive income	27,704	27,704		—		—	—		—	—	27,704

Comprehensive income	$111,562

Sale of warrants associated with convertible subordinated notes		178,315		—		—	178,315		—	—	—
Purchase of Convertible Hedge associated with convertible subordinated notes		(258,584)					(258,584)
Tax benefit from the purchase of Convertible Hedge		90,500					90,500
Stock options exercised		4,528		—	299,056	3	4,525		—	—	—
Tax benefit from the exercise of stock options		944			—	—	944		—	—
Restricted stock award plan		1,394		—	99,025	1	1,393		—	—	—
Employer contributions to employee benefit plan		829		—	18,588	—	829		—	—	—
Treasury stock acquired		(1,703)		—		—	—	35,971	(1,703)	—	—

BALANCE, DECEMBER 31, 2003		$770,370	—	$—	55,842,510	$558	$1,052,059	308,828	$(13,692)	$(321,305)	$52,750

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$83,858	$171,528	$(55,484)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	32,437	(170,072)	—
Tax benefit from exercise of stock options	944	40,998	—
Depreciation and amortization	45,135	35,457	14,434
Amortization of debt issuance costs	7,602	11,071	5,158
Cumulative effect of changing inventory costing method from FIFO to LIFO	—	3,534	—
Stock-based compensation expense	2,224	4,961	6,632
In-process research and development expense	—	—	20,000
Debt exchange expense	—	—	52,444
Non-cash charge (gain) on early extinguishment of debt	3,615	7,142	(3,016)
Other	—	—	181
Increase (decrease) in cash due to changes in assets and liabilities, net of effect from acquisition:
Receivables	4,691	3,990	(30,434)
Inventory	(1,691)	(5,821)	(8,918)
Other assets	7,741	(16,756)	(7,133)
Accounts payable, accrued expenses and deferred revenues	17,477	18,303	18,484
Other liabilities	(3,792)	(1,714)	(74)

Net cash provided by operating activities	200,241	102,621	12,274

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(40,453)	(27,328)	(12,481)
Investments in non-marketable securities	(32,975)	—	—
Acquistion of Group Lafon, net of cash acquired	—	—	(447,717)
Acquistion of intangible assets	—	(79,409)	(21,063)
Sales and maturities (purchases) of investments, net	55,836	(39,027)	6,200

Net cash used for investing activities	(17,592)	(145,764)	(475,061)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of common stock options, warrants and employee stock purchase plan	4,528	5,940	28,221
Payments to acquire treasury stock	(1,703)	(2,346)	(3,629)
Preferred dividends paid	—	—	(6,797)
Principal payments on and retirements of long-term debt	(211,714)	(32,512)	(52,300)
Net proceeds from issuance of convertible subordinated notes	727,085	—	1,009,080
Proceeds from sale of warrants	178,315	—	—
Purchase of Convertible Hedge	(258,584)	—	—

Net cash (used for) provided by financing activities	437,927	(28,918)	974,575

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	9,026	9,431	368

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	629,602	(62,630)	512,156
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	486,097	548,727	36,571

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,115,699	$486,097	$548,727

Supplemental disclosures of cash flow information:
Cash payments for interest	25,947	26,593	14,092
Cash payments for French income taxes	4,018	3,509	—
Non-cash investing and financing activities:
Capital lease additions	830	788	360
Tax benefit from the purchase of Convertible Hedge	90,500	—	—
Conversion of convertible notes into common stock	—	—	217,000

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

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of assets and liabilities. Actual results may differ from those estimates.

Principles of Consolidation

        The consolidated financial statements include the results of our operations and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In December 2001, we acquired all of the outstanding shares of capital stock of Financiere Lafon S.A. and Organisation de Synthese Mondiale Orsymonde S. A. (collectively, Group Lafon) in a transaction accounted for as a purchase. See Note 2.

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

Cash Equivalents and Investments

        Cash equivalents include investments in liquid securities with original maturities of three months or less from the date of purchase. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," we consider our investments to be "available for sale." We classify these investments as short-term and carry them at fair market value. Unrealized gains and losses have been recorded as a separate component of accumulated other comprehensive income included in stockholders' equity. All realized gains and losses on our available for sale securities are recognized in results of operations.

Major Customers and Concentration of Credit Risk

	% of total trade accounts receivable For the period ended December 31,		% of worldwide net product sales For the year ended December 31,
	2003	2002	2003	2002
Major customers:
AmerisourceBergen Corporation	19%	24%	22%	22%
Cardinal Health, Inc.	23	30	33	30
McKesson Corporation	28	22	27	25

Total	70%	76%	82%	77%

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

Fair Value of Financial Instruments

        The carrying values of cash, cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate the respective fair values. The market value of our 2.50% convertible notes was $569.4 million as compared to a carrying value of $600.9 million, and the market value of our zero coupon convertible notes was $738.5 million as compared to a carrying value of $750.0 million, at December 31, 2003, based on quoted market values. None of our other debt instruments that were outstanding as of December 31, 2003 have readily ascertainable market values; however, management believes that the carrying values approximate the respective fair values.

Goodwill, Intangible Assets and Other Long-Lived Assets

        Goodwill represents the excess of purchase price over net assets acquired. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" which we adopted on January 1, 2002, goodwill is not amortized; rather, goodwill is subject to a periodic assessment for impairment by applying a fair-value-based test. We have only recorded goodwill related to our acquisition of Group Lafon effective December 28, 2001 and amortization expense related to goodwill for the period December 28, 2001 to December 31, 2001 was immaterial. On January 1, 2002, our transitional impairment test indicated that there was no impairment of goodwill upon our adoption of SFAS 142. In addition, we performed our annual test of impairment of goodwill as of July 1, 2003. We have only one reporting unit, a pharmaceutical unit, that constitutes our entire commercial business, and we compared the fair value of this reporting unit with its carrying value. Our quoted market value at July 1, 2003 was used as the fair value of the reporting unit. Since the fair value of the reporting unit exceeded its carrying value at July 1, 2003, no adjustment to our goodwill for impairment was necessary.

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we review amortizable assets for impairment on an annual basis or whenever changes in circumstances indicate the carrying value of the asset may not be recoverable. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the assets to the present value of the expected future cash flows associated with the use of the asset. In 2003, we recorded a $2.0 million charge relating to the write-off as R&D expense of the value of an investment in an unaffiliated entity. Management believes the future cash flows to be received from all other long-lived assets will exceed the assets' carrying value, and, accordingly, we have not recognized any additional impairment losses through December 31, 2003.

Revenue Recognition

        In the United States, we sell our products to pharmaceutical wholesalers, the largest three of which account for 82% of our worldwide net sales. Decisions made by these wholesalers regarding the levels of inventories they hold can materially affect the level of our sales in any period. We attempt to minimize these fluctuations, both by providing, from time to time, discounts to our customers to stock normal amounts of inventory and by canceling orders if we believe a particular customer is speculatively buying inventory in anticipation of possible price increases. We have no agreements, understandings, or business practices under which we have agreed to extend incentives based on levels of inventory held by wholesalers, and any incentives we may offer are not intended to have any relation to the wholesaler's cost of carrying inventory. We believe that wholesaler inventories as of

December 31, 2003 for all three of our products were within a normal range. At December 31, 2003, inventory levels maintained by wholesalers and chains were approximately one month's supply for all three of our U.S. products according to IMS Health. Sales recorded for the year ended December 31, 2003 were generally representative of underlying demand for the products.

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

        Reimbursement rates of research and development activities under collaborative agreements vary according to the terms of the individual agreements. Costs incurred related to collaborative agreements and reflected in our operating expenses approximated $46.1 million, $44.0 million, $21.8 million for the years ended December 31, 2003, 2002, and 2001, respectively.

        Payments under co-promotional or managed services agreements are recognized when the products are sold or the promotional activities are performed. The portion of the payments that represents reimbursement of our expenses is recognized as an offset to those expenses in our statement of income.

        As of December 31, 2003, we have recorded $2.2 million of deferred revenues of which $0.4 million is classified as current. These deferred revenues will be recognized over future periods in accordance with the revenue recognition policies described above.

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

Other Comprehensive Income

        We follow SFAS No. 130, "Reporting Comprehensive Income." This statement requires the classification of items of other comprehensive income by their nature and disclosure of the accumulated balance of other comprehensive income, separately within the equity section of the balance sheet. The balance in accumulated other comprehensive income due to foreign currency translation adjustments was $50.9 million and $21.9 million as of December 31, 2003 and 2002, respectively. The balance in accumulated other comprehensive income due to unrealized investment gains was $1.9 million and $3.2 million as of December 31, 2003 and 2002, respectively.

Earnings Per Share

        We compute income per common share in accordance with SFAS No. 128, "Earnings Per Share." Basic income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted income per common share is computed based on the weighted average shares outstanding and the dilutive impact of common stock equivalents outstanding during the period. The dilutive effect of employee stock options and restricted stock awards is measured using the treasury stock method. The dilutive effect of convertible notes is measured using the "if-converted" method. Common stock equivalents are not included in periods where there is a loss, as they are anti-dilutive. Because of the inclusion of the restricted convertibility terms of the Zero Coupon Convertible Subordinated Notes, our diluted income per common share calculation does not give effect to the dilution from the conversion of the notes until our share price exceeds the 120% conversion price premium. See Note 10. The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted income per common share:

	Year ended December 31,
	2003	2002	2001
Basic income (loss) per share computation:
Numerator:
Income (loss) before cumulative effect of a change in accounting principle	$83,858	$175,062	$(55,484)
Cumulative effect of a change in accounting principle	—	(3,534)	—

Net income (loss)	83,858	171,528	(55,484)
Dividends on convertible exchangeable preferred stock	—	—	(5,664)

Net income (loss) used for basic income (loss) per common share	$83,858	$171,528	$(61,148)

Denominator:
Weighted average shares used for basic income (loss) per common share	55,560,000	55,104,000	48,292,000
Basic income (loss) per common share:
Income (loss) per common share before cumulative effect of a change in accounting principle	$1.51	$3.17	$(1.27)
Cumulative effect of a change in accounting principle	—	(0.06)	—

	$1.51	$3.11	$(1.27)

Diluted income (loss) per share computation:
Numerator:
Income (loss) before cumulative effect of a change in accounting principle	$83,858	$175,062	$(55,484)
Cumulative effect of a change in accounting principle	—	(3,534)	—

Net income (loss)	83,858	171,528	(55,484)
Dividends on convertible exchangeable preferred stock	—	—	(5,664)

Net income (loss) used for basic income (loss) per common share	83,858	171,528	(61,148)
Interest on convertible notes (net of tax)	8,425	16,259	—

Net income (loss) used for diluted income (loss) per common share	$92,283	$187,787	$(61,148)

Denominator:
Weighted average shares used for basic income (loss) per common share	55,560,000	55,104,000	48,292,000
Effect of dilutive securities:
Convertible subordinated notes	7,407,000	10,466,000	—
Employee stock options and restricted stock awards	1,105,000	1,872,000	—

Weighted average shares used for diluted income (loss) per common share	64,072,000	67,442,000	48,292,000

Diluted income (loss) per common share:
Income (loss) per common share before cumulative effect of a change in accounting principle	$1.44	$2.84	$(1.27)
Cumulative effect of a change in accounting principle	—	(0.05)	—

	$1.44	$2.79	$(1.27)

        The following reconciliation shows the shares excluded from the calculation of diluted income per common share as the inclusion of such shares would be anti-dilutive:

	Year ended December 31,
	2003	2002	2001
Weighted average shares excluded:
Employee stock options	5,793,000	2,331,000	5,431,000
Convertible subordinated notes	9,148,000	—	3,977,000

	14,941,000	2,331,000	9,408,000

        The potential impact of the Zero Coupon Convertible Notes on the calculation of diluted shares is described in the table below:

	Principal amount	Conversion price per share	Resulting conversion shares	120% conversion price*
Zero Coupon notes first putable June 2008	$375,000	$59.50	6,302,521	$71.40
Zero Coupon notes first putable June 2010	375,000	$56.50	6,637,168	$67.80

	$750,000		12,939,689

*
See Note 10.

        At the end of each period, FAS 128 requires that we use the if-converted method to determine the dilutive impact of the 2008 Notes and the 2010 Notes. Since the terms of these notes include restrictions which prevent the holder from converting the notes until our share price exceeds the 120% Conversion Price, there will be no impact of these notes on the total diluted shares figure for a particular reporting period unless our stock price exceeds the 120% Conversion Price on the last day of that reporting period. If that occurs, the 2008 Notes and the 2010 Notes will increase the total diluted shares figure by 6.3 million shares and 6.6 million shares, respectively, for both that current reporting period and the corresponding year-to-date reporting period. Under the if-converted method, we must recalculate this analysis each quarter to determine if the diluted shares from the 2008 Notes and 2010 Notes should be included our diluted shares figures.

        As described in Note 10, we purchased Convertible Note Hedges and sold Warrants which, in combination, have the effect of reducing the dilutive impact of the Zero Coupon Convertible Notes by increasing the effective conversion price for these Notes from our perspective to $72.08. FAS 128, however, requires us to analyze the impact of the Convertible Note Hedges and Warrants on diluted EPS separately. As a result, the purchase of the Convertible Note Hedge is excluded because its impact will always be anti-dilutive. FAS 128 further requires that the impact of the sale of the Warrants be computed using the treasury stock method. For example, using the treasury stock method, if the average price of our stock during the period ended December 31, 2003 had been $72.08, $80.00 or $90.00, the shares from the Warrants to be included in diluted EPS would have been zero, 1.0 million and 2.1 million shares, respectively. The total number of shares that could potentially be included under the Warrants is 12.9 million. Since the average share price of our stock during the year ended December 31, 2003 did not exceed the Conversion Price of $72.08, there was no impact of these Warrants on diluted shares or diluted EPS during that period.

Stock-based Compensation

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

	Year ended December 31,
	2003	2002	2001
Income applicable to common shares, as reported	$83,858	$171,528	$(61,148)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(33,903)	(34,660)	(37,302)

Pro forma income applicable to common shares for basic income per share calculation	$49,955	$136,868	$(98,450)

Earnings per share:
Basic income per share, as reported	$1.51	$3.11	$(1.27)
Basic income per share, pro forma	$0.90	$2.48	$(2.04)
Diluted income per share, as reported	$1.44	$2.79	$(1.27)
Diluted income per share, pro forma	$0.88	$2.27	$(2.04)

        The 2002 pro forma diluted income per share has been adjusted from the $2.03 previously reported to recognize the elimination of interest on dilutive securities.

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

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the additional disclosure requirements of SFAS 148 effective January 1, 2003.

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

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." Subsequently, in December 2003, the FASB issued a revised version of FIN 46 (FIN 46R). FIN 46 and FIN 46R require a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 and FIN 46R also require disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 and FIN 46R apply immediately to variable interest entities created after January 31, 2003 and to existing special purpose entities in the first fiscal year or interim period ending after December 15, 2003. For all other entities, the requirements of FIN 46 and FIN 46R apply in the first period ending after March 15, 2004. As a result of the adoption of the standards, Cephalon Clinical Partners, L.P. has been consolidated in our financial statements at December 31, 2003 (see Note 12). This consolidation did not have a material impact on our financial statements. Our investments in non-marketable securities of other entities are not considered variable interest entities and, therefore, we have not consolidated these entities.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of FASB Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an "underlying" to conform it to language used in FIN No. 45, and amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this new standard did not impact our current financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This new standard has been considered in accounting for our Convertible Note Hedge and Warrants—see Note 10.

        In May 2003, the FASB's Emerging Issues Task Force reached consensus on Issue 00-21. This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, this Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying this Issue, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. This Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The application of this Issue did not impact our current financial statements.

        In December 2003, the FASB issued a revision to SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit plans and other defined benefit postretirement plans. This Statement is effective for fiscal years ending after December 15, 2003, except for certain disclosures about foreign plans which are effective for fiscal years ending after June 15, 2004. Since all of our pension and postretirement benefit plans are foreign plans, we will adopt the additional disclosure requirements of this statement in 2004.

2.    MERGERS AND ACQUISITIONS

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

        In accordance with SFAS 142, goodwill is not amortized, but is subject to a periodic assessment for impairment by applying a fair-value-based test. We performed our annual test of impairment of goodwill as of July 1, 2003. We have only one reporting unit, a pharmaceutical unit, that constitutes our entire commercial business, and we compared the fair value of this reporting unit with its carrying value. Our quoted market value at July 1, 2003 was used as the fair value of the reporting unit. Since the fair value of the reporting unit exceeded its carrying value at July 1, 2003, no adjustment to our goodwill for impairment was necessary.

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

        The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental projects, discount rates ranging from 25 to 40 percent were considered appropriate for the in-process research and development. These discount rates were commensurate with the projects' stages of development and the uncertainties in the economic estimates described above.

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

        In addition, our statement of operations for the year ended December 31, 2002 included certain charges related to the operations of the joint venture, as follows:

Selling, general and administrative expenses	$3,508
Interest expense	3,163
Interest income	(190)

Total	$6,481

4.    CASH, CASH EQUIVALENTS AND INVESTMENTS

        At December 31, cash, cash equivalents and investments consisted of the following:

	2003	2002
Cash and cash equivalents:
Demand deposits	$194,480	$486,097
Repurchase agreements	388,816	—
Commercial paper	407,403	—
Asset-backed securities	125,000	—

	1,115,699	486,097

Short-term investments (at market value):
U.S. government agency obligations	—	4,994
Asset-backed securities	16,537	65,796
Bonds	22,927	25,801

	39,464	96,591

	$1,155,163	$582,688

        The contractual maturities of our investments in cash, cash equivalents, and investments at December 31, 2003 are as follows:

Less than one year	$1,115,719
Greater than one year but less than two years	1,114
Greater than two years but less than three years	38,330

$1,155,163

        Some of our lease agreements contain covenants that obligate us to maintain a minimum balance in unrestricted cash and investments of $30.0 million or deliver to the lessor an irrevocable letter of credit in the amount of the then outstanding balance due on all equipment leased under the agreements. At December 31, 2003, the balance due under these lease agreements was $1.2 million.

5.    RECEIVABLES

        At December 31, receivables consisted of the following:

	2003	2002
Trade receivables	$75,851	$63,659
Receivables from collaborations	11,281	12,321
Other receivables	7,990	12,251

	95,122	88,231
Less reserve for sales discounts, returns and allowances	(8,774)	(5,101)

	$86,348	$83,130

6.    INVENTORY

        At December 31, inventory consisted of the following:

	2003	2002
Raw material	$23,647	$28,628
Work-in-process	10,295	2,448
Finished goods	27,307	23,223

	$61,249	$54,299

        Effective January 1, 2002, we changed our method of valuing domestic inventories from the first-in, first-out, or FIFO method, to the last-in, first-out, or LIFO method. We recognized a charge of $3.5 million in the first quarter of 2002 as the cumulative effect of adopting the LIFO inventory costing method. The acquisition of additional manufacturing operations at the end of 2001 and the expansion of our internal manufacturing capacity for ACTIQ has reduced our reliance on third party manufacturers. The expansion of our internal manufacturing capabilities should allow us to benefit from efficiencies of scale and lead to lower per unit inventory costs. The LIFO method will reflect these expected changes to manufacturing costs on the statement of operations on a more timely basis, resulting in a better matching of currents costs of products sold with product revenues. The excess of current or replacement cost over LIFO inventory value was $0.8 million and $2.9 million at December 31, 2003 and 2002, respectively.

        The majority of our foreign inventories are valued using the first-in, first-out (FIFO) method. Inventories valued using FIFO were $24.4 million and $22.6 million at December 31, 2003 and 2002, respectively.

7.    PROPERTY AND EQUIPMENT

        At December 31, property and equipment consisted of the following:

	Estimated Useful Lives	2003	2002
Land and improvements	—	$5,681	$4,612
Buildings and improvements	10-40 years	74,921	54,556
Laboratory, machinery and other equipment	3-10 years	68,510	45,335
Construction in progress	—	31,510	18,686

		180,622	123,189
Less accumulated depreciation and amortization		(54,180)	(33,123)

		$126,442	$90,066

        Depreciation and amortization expense was $11.0 million, $7.8 million, and $3.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

8.    OTHER INTANGIBLE ASSETS, NET

        Other intangible assets consisted of the following:

		December 31, 2003			December 31, 2002
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology acquired from Lafon	10-15 years	$132,000	$19,733	$112,267	$132,000	$9,867	$122,133
Trademarks/tradenames acquired from Lafon	15 years	16,000	2,133	13,867	16,000	1,067	14,933
GABITRIL product rights	9-15 years	116,585	21,055	95,530	110,749	12,431	98,318
Novartis CNS product rights	10 years	41,641	12,492	29,149	41,641	8,328	33,313
ACTIQ marketing rights	10 years	75,465	16,056	59,409	75,465	8,396	67,069
Modafinil marketing rights	10 years	9,469	1,142	8,327	7,906	209	7,697
Other product rights	5-14 years	14,341	6,445	7,896	12,377	4,121	8,256

		$405,501	$79,056	$326,445	$396,138	$44,419	$351,719

        Other intangible assets are amortized over their estimated useful economic life using the straight line method. Amortization expense was $33.1 million, $27.7 million, and $11.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. Estimated amortization expense of intangible assets for each of the next five years is approximately $33.0 million.

9.    ACCRUED EXPENSES

        At December 31, accrued expenses consisted of the following:

	2003	2002
Accrued compensation and benefits	$12,579	$14,433
Accrued income taxes	22,918	13,242
Accrued professional and consulting fees	12,183	7,476
Accrued clinical trial fees and related expenses	13,503	7,065
Accrued license fees and royalties	3,696	7,985
Accrued contractual sales allowances	12,840	6,145
Accrued interest	789	2,900
Other accrued expenses	20,530	21,198

	$99,038	$80,444

10.    LONG-TERM DEBT

        At December 31, long-term debt consisted of the following:

	2003	2002
5.25% convertible subordinated notes due May 2006	$—	$183,000
2.5% convertible subordinated notes due December 2006	600,920	600,000
3.875% convertible subordinated notes due March 2007	43,000	55,000
Zero Coupon convertible subordinated notes first putable June 2008	375,000	—
Zero Coupon convertible subordinated notes first putable June 2010	375,000	—
Due to Abbott Laboratories	6,725	17,162
Mortgage and building improvement loans	10,354	10,940
Capital lease obligations	2,289	2,594
Other	5,766	7,603

Total debt	1,419,054	876,299
Less current portion	(9,637)	(15,402)

Total long-term debt	$1,409,417	$860,897

        Aggregate maturities of long-term debt are as follows:

2004	$9,637
2005	46,871
2006	603,343
2007	2,441
2008	377,928
2009 and thereafter	378,834

$1,419,054

Subordinated Convertible Notes

        In the second quarter of 2001, we completed a private placement of $400.0 million of 5.25% convertible subordinated notes due May 2006. Debt issuance costs of $14.4 million were capitalized in other assets and are being amortized over the term of the notes. Interest on the notes is payable each May 1 and November 1. The notes are convertible, at the holder's option, into our common stock at a conversion price of $74.00 per share, subject to adjustment in certain circumstances. Upon early redemption, we were required to pay interest that would have been due up through May 5, 2003. During the fourth quarter of 2001, certain note holders approached us, and we agreed, to exchange $217.0 million of these outstanding notes into 3,691,705 shares of our common stock. We recognized debt exchange expense of $52.4 million in the fourth quarter of 2001 relating to these early exchanges in accordance with SFAS No. 84, "Induced Conversion of Convertible Debt."

        In December 2001, we completed a private placement of $600.0 million of 2.50% convertible subordinated notes due December 2006. Debt issuance costs of $21.3 million were capitalized in other assets and are being amortized over the term of the notes. Interest on the notes is payable each June 15 and December 15, beginning June 15, 2002. The notes are convertible into our common stock at a conversion price of $81.00 per share, subject to adjustment in certain circumstances. We may redeem the notes on or after December 20, 2004.

        In March 2002, we issued and sold $55.0 million of aggregate principal in a private placement of 3.875% convertible notes due March 2007. These notes were issued in connection with our purchase of the investor's Class A interests in the joint venture and sold to the purchaser in a transaction exempt from registration requirements of the Securities Act of 1933, as amended, because the offer and sale of the notes did not involve a public offering. Interest on the notes is payable at a rate of 3.875% per year on each of April 15 and October 15. The notes also are convertible into our common stock, at the option of the holders, at a price of $70.36 per share, subject to adjustment upon certain events. The holders of these notes may elect to require us to redeem the notes on March 28, 2005 at a redemption price equal to 100% of the principal amount of notes submitted for redemption, plus accrued and unpaid interest. Beginning with our reporting period ending March 31, 2004, these notes will be classified as current portion of long-term debt in our accompanying balance sheet. In certain other circumstances, at the option of the holders, we may be required to repurchase the notes at 100% of the principal amount of the notes submitted for repurchase, plus accrued and unpaid interest.

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

	Principal Amount	Premium	Write-off of unamortized debt issuance costs	Total charge on early extinguishment of debt
5.25% Notes redeemed in July 2003	$174,000	$5,481	$3,598	$9,079
3.875% Notes purchased in July 2003	12,000	720	17	737

	$186,000	$6,201	$3,615	$9,816

  Interest Rate Swaps

        In January 2003, we entered into an interest rate swap agreement with a financial institution, relating to our $600.0 million 2.5% convertible subordinated notes, in the aggregate notional amount of $200.0 million. Under the swap, we agreed to pay a variable interest rate on this $200.0 million notional amount equal to LIBOR-BBA + .29% in exchange for the financial institution's agreement to pay a fixed rate of 2.5%. The variable interest rate is re-calculated at the beginning of each quarter. The interest rate in effect during the fourth quarter of 2003 was 1.43%. We also agreed to provide the financial institution with cash collateral to support our obligations under the agreement. The initial collateral amount was $3.0 million and was recorded in Other Assets in our consolidated balance sheet. We increased the carrying value of the subordinated notes by $2.2 million at the time the agreement was made. This amount is being amortized over the four-year term of the agreement. At the end of each quarter, we record an adjustment to the carrying value of the subordinated notes and the amount due for settling the interest rate swap based on their fair values as of that date. The carrying value of the interest rate swap was $(0.8) million as of December 31, 2003 and is recorded in Other Liabilities in our consolidated balance sheet.

Zero Coupon Convertible Subordinated Notes

        On June 11, 2003, we issued and sold in a private placement $750.0 million of Zero Coupon Convertible Subordinated Notes (the "Notes"). The interest rate on the Notes is zero and the notes will not accrete interest. The Notes were issued in two tranches and have the following salient terms:

  •
  $375.0 million of Zero Coupon Convertible Subordinated Notes due June 15, 2033, first putable for cash on June 15, 2008 (the "2008 Notes") at a price of 100.25% of the face amount of the notes. The holders of the 2008 Notes may also require us to repurchase all or a portion of the 2008 Notes for cash on June 15, 2013, June 15, 2018, June 15, 2023 and June 15, 2028, in each case at a price equal to the face amount of the notes. The 2008 Notes are convertible prior to maturity, subject to certain conditions described below, into shares of our common stock at a conversion price of $59.50 per share (a conversion rate of approximately 16.8067 shares per $1,000 principal amount of notes). We may redeem any outstanding 2008 Notes for cash on June 15, 2008 at a price equal to 100.25% of the principal amount of such notes redeemed and after June 15, 2008 at a price equal to 100% of the principal amount of such notes redeemed; and

  •
  $375.0 million of Zero Coupon Convertible Subordinated Notes due June 15, 2033, first putable for cash on June 15, 2010 (the "2010 Notes") at a price of 100.25% of the face amount of the notes. The holders of the 2010 Notes may also require us to repurchase all or a portion of the 2010 Notes for cash on June 15, 2015, June 15, 2020, June 15, 2025 and June 15, 2030, in each case at a price equal to the face amount of the notes. The 2010 Notes are convertible prior to maturity, subject to certain conditions described below, into shares of our common stock at a conversion price of $56.50 per share (a conversion rate of approximately 17.6991 shares per $1,000 principal amount of notes). We may redeem any outstanding 2010 Notes for cash on June 15, 2010 at a price equal to 100.25% of the principal amount of such notes redeemed and after June 15, 2010 at a price equal to 100% of the principal amount of such notes redeemed.

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

        The Notes also contain restricted convertibility terms that do not affect the conversion price of the notes but, instead, place restrictions on a holder's ability to convert their notes into shares of our common stock ("conversion shares"). A holder may convert the notes if one or more of the following conditions are satisfied:

  •
  if, on the trading day prior to the date of surrender, the closing sale price of our common stock is more than 120% of the applicable conversion price per share (the "conversion price premium");

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

  Convertible Note Hedge Strategy

        Concurrent with the private placement of the Notes, we purchased a Convertible Note Hedge from Credit Suisse First Boston International (CSFBI) at a cost of $258.6 million. We also sold to CSFBI warrants to purchase an aggregate of 12,939,689 shares of our common stock and received net proceeds from the sale of $178.3 million. Taken together, the Convertible Note Hedge and warrants have the effect of increasing the effective conversion price of the notes from our perspective to $72.08, a 50% premium to the last reported NASDAQ composite bid for our common stock on the day preceding the date of these agreements. At our option, the Convertible Note Hedge and warrants may be settled in either net cash or net shares. If we elect to settle both instruments in cash, we would receive an amount equal to zero if the market price per share of our stock is at or below $56.50 to a maximum of $182.6 million if the market price per share is at or above $72.08. If we elect to settle the Convertible Note Hedge and warrants in shares, we would receive shares of our stock from CSFBI, not to exceed 2.5 million shares, with a value equal to the amount otherwise receivable on cash settlement. In accordance with Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock" and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," we have recorded the Convertible Note Hedge and warrants in additional paid in capital as of June 30, 2003, and will not recognize subsequent changes in fair value. We also recognized a deferred tax asset of $90.5 million in the second quarter of 2003 for the effect of the future tax benefits related to the Convertible Note Hedge.

        The warrants have a strike price of $72.08. Of the total warrants sold, 6,302,521 warrants expire on June 15, 2008, with the remaining 6,637,168 warrants expiring on June 15, 2010. The warrants are exercisable only on the respective expiration dates (European style) or upon the conversion of the notes, if earlier.

Due to Abbott Laboratories

        In March 2000, we purchased the U.S. marketing rights to ACTIQ from Abbott Laboratories for $29.2 million. At December 31, 2003, $2.1 million is outstanding and payable through 2005.

        In October 2000, we agreed to purchase the product rights to market and sell GABITRIL in the United States from Abbott Laboratories for $100.0 million due through 2004, of which $40.0 million was paid immediately. We recorded $54.2 million of debt which represented the net present value of the remaining $60.0 million obligation, based on an incremental borrowing rate of 7.5%. We made payments of $24.0 million in 2001, $21.0 million in 2002 and $10.0 million in 2003. At December 31, 2003, $4.6 million is outstanding and payable in 2004.

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

        In November 2002, the Pennsylvania Industrial Development Board (PIDA) authorized the write-off of the outstanding principal balance of $5.3 million due on a loan granted by PIDA in 1995, contingent upon the commencement of construction of a new headquarters facility in the Commonwealth of Pennsylvania no later than June 30, 2004, unless an extension is approved by the PIDA Board. Until the earlier of the commencement of actual and direct construction of a headquarters facility or June 30, 2004 (or later date if extended), no further interest will accrue on the outstanding balance and no payments are required by PIDA. As of the date hereof, it does not appear that we will commence construction of a headquarters facility by the June 30 deadline. We plan to request from PIDA an extension of this deadline and remain committed to constructing a new headquarters facility in Pennsylvania. If the PIDA Board determines not to grant an extension, interest and principal payments will proceed with the amortization schedule previously established in the original loan agreement. The outstanding loan balance of $5.3 million at December 31, 2003 is reflected in our balance sheets as a long-term liability.

Capital Lease Obligations

        We currently lease certain property and laboratory, production and computer equipment with a cost of $7.6 million. Under the terms of certain of the lease agreements, we must maintain a minimum balance in unrestricted cash and investments of $30.0 million or deliver to the lessor an irrevocable letter of credit in the amount of the then outstanding balance due on all equipment leased under the agreements. At December 31, 2003, the balance due under these lease agreements was $1.2 million. Our lease agreements provide us with an option to purchase the leased equipment at the conclusion of the lease.

Notes Payable/Other

        In December 2001, we acquired Group Lafon, which included the assumption of $13.5 million of notes payable, bank debt and outstanding amounts under lines of credit. At December 31, 2003, $5.8 million is outstanding with fixed and variable interest rates ranging from 4.2% to 6.0%, such amounts are payable through 2011.

11.    PENSIONS AND OTHER POSTRETIREMENT BENEFITS

        We have a defined benefit pension plan and other postretirement benefit plans covering employees at our French subsidiaries. These plans provide retirement bonuses paid to employees upon retirement, health care benefits for retirees, pensions paid to surviving spouses of former employees, and bonuses paid to employees based on length of service or length of career. We have maintained and recognized a liability for these plans since our acquisition of Group Lafon in December 2001 (see Note 2). These plans are noncontributory and are not funded; benefit payments are funded from operations. We account for these plans using actuarial models required by SFAS No. 87, "Employers' Accounting for Pensions", and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than

Pensions". A summary of our change in benefit obligation as of the end of the last two fiscal years, and the components of net periodic benefit costs for each of the last two fiscal years, is as follows:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$5,559	$10,528	$4,713	$930
Service cost	376	301	376	296
Interest cost	290	256	257	198
Actuarial gain	—	(225)	(6)	(73)
Amortization of prior improvements	—	—	(259)	—
Purchase price adjustments	—	(6,667)	—	3,243
Benefits paid	(695)	(605)	(65)	(86)
Foreign currency translation	1,097	1,971	984	205

Benefit obligation at end of year	$6,627	$5,559	$6,000	$4,713

        The purchase price adjustments represent revisions to the fair values of the liabilities for pension and other postretirement benefit plans measured as of the date of acquisition of Group Lafon (see Note 2) based on updated actuarial valuations performed as of the acquisition date.

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Components of net periodic benefit cost:
Service cost	$376	$301	$376	$296
Interest cost	290	256	257	198
Amortization of prior improvements	—	—	(259)	—
Actuarial gain	—	(225)	(6)	(73)

Net periodic benefit cost	$666	$332	$368	$421

        The following table presents the significant assumptions used:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Discount rate	5.0%	5.0%	5.0%	5.0%
Rate of compensation increase	3.0%	3.0%	3.0%	3.0%
Rate of health care cost increase	4.0%	4.0%	4.0%	4.0%

        A 1% change in the assumed health care cost trend rate would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total service and interest cost components	$16	$(15)
Effect on postretirement benefit obligation	$155	$(131)

        The accumulated benefit obligation for the defined benefit pension plan was $4.7 million and $4.2 million at December 31, 2003 and 2002, respectively.

12.    COMMITMENTS AND CONTINGENCIES

Leases

        We lease certain of our offices and automobiles under operating leases in the U.S. and Europe that expire at various times through 2018. Lease expense under all operating leases totaled $6.9 million, $4.3 million, and $3.3 million in 2003, 2002, and 2001, respectively. Estimated lease expense for each of the next five years is as follows:

2004	$6,977
2005	5,340
2006	3,336
2007	1,308
2008	1,281
2009 and thereafter	3,912

$22,154

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

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." Subsequently, in December 2003, the FASB issued a revised version of FIN 46 (FIN 46R). FIN 46 and FIN 46R require a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 and FIN 46R also require disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 and FIN 46R apply immediately to variable interest entities created after January 31, 2003 and to existing special purpose entities in the first fiscal year or interim period ending after December 15, 2003. For all other entities, the requirements of FIN 46 and FIN 46R apply in the first period ending after March 15, 2004. As a result of the adoption of the standards, CCP has been consolidated in our financial statements at December 31, 2003. This consolidation did not have a material impact on our financial statements.

Legal Proceedings

        On March 28, 2003, we filed a patent infringement lawsuit in U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Pharmaceuticals Inc., and Barr Laboratories, Inc. based upon the ANDAs filed by each of these companies seeking FDA approval for a generic version of modafinil. The lawsuit claims infringement of our U.S. Patent No. RE37516, which covers pharmaceutical compositions and methods of treatment with the form of modafinil contained in PROVIGIL. We intend to vigorously defend the validity, and prevent infringement, of this patent. This litigation is currently in the discovery phase and we expect that the trial will begin sometime in 2005.

        We are a part to certain other litigation in the ordinary course of our business, including, among others, U.S. patent interference proceedings. European patent oppositions, and matters alleging employment discrimination, product liability and breach of commercial contract. We are vigorously defending ourselves in all of these actions and do not believe these matters, event if adversely adjudicated or settled, would have a material adverse effect on our financial condition or results of operations.

Acquisition of CIMA LABS INC.

        On November 3, 2003, we entered into an Agreement and Plan of Merger with CIMA LABS INC. Pursuant to this agreement, we will acquire CIMA through the merger of a wholly-owned subsidiary of Cephalon with and into CIMA, with CIMA surviving as a wholly-owned subsidiary of Cephalon. In connection with the merger, each outstanding share of CIMA common stock will be converted into the right to receive $34.00 per share in cash. Each outstanding employee stock option to purchase CIMA common stock, whether or not vested or exercisable, will be converted into the right to receive in cash an amount equal to $34.00 less the exercise price for such option. The total value of the transaction is approximately $515 million, or $405 million net of CIMA's cash and cash equivalents as of December 31, 2003. The completion of the transaction is subject to several conditions, including the approval of the merger by the stockholders of CIMA and the expiration or termination of the applicable waiting period under the HSR Act. On January 23, 2004, we announced that we had received a request for additional information from the Federal Trade Commission as part of its review of the transaction under the HSR Act. This request extends the waiting period under the HSR Act during which the FTC is permitted to review the proposed transaction. If the HSR condition is not satisfied and the transaction is not closed by June 30, 2004 (unless the parties mutually agree to an extension), we will be required to pay CIMA a break fee in the amount of $16.25 million.

13.    STOCKHOLDERS' EQUITY

Convertible Exchangeable Preferred Stock

        During the third quarter of 1999, we completed a private offering to institutional investors of 2,500,000 shares of convertible exchangeable preferred stock at $50 per share. Dividends on the preferred stock were payable quarterly and were cumulative at the annual rate of $3.625 per share. We recognized $5.7 million of preferred dividends in 2001. The preferred stock was convertible into an aggregate of approximately 6,975,000 shares of our common stock at a conversion price of $17.92 per share, subject to adjustment in certain circumstances.

        In May 2001, the holders of 2,344,586 shares of the 2,500,000 shares outstanding of our convertible exchangeable preferred stock converted their preferred shares into an aggregate of 6,541,394 shares of our common stock. As an inducement to the remaining holders to convert their preferred stock prior to August 2001, when we were initially permitted to redeem the preferred stock, we agreed to pay immediately all dividends accrued through the date of conversion as well as all dividends that would have accrued on the converted shares through the August 2001 redemption date. In the second quarter of 2001, we recorded an additional $1.1 million of dividend expense associated with the early conversion. In September 2001, the remaining 155,414 shares of our convertible exchangeable preferred stock were converted into an aggregate of 433,604 shares of our common stock.

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

        The following tables summarize the aggregate option activity under the plans for the years ended December 31:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1,	7,576,941	$48.52	5,607,595	$45.36	5,253,730	$28.44
Granted	2,882,400	47.75	2,497,200	51.88	2,035,100	70.32
Exercised	(299,056)	16.01	(347,686)	17.43	(1,339,380)	19.71
Canceled	(279,185)	56.54	(180,168)	50.98	(341,855)	31.88

Outstanding, December 31,	9,881,100	$49.04	7,576,941	$48.52	5,607,595	$45.36

Exercisable at end of year	4,071,207	$43.68	2,829,136	$35.16	1,937,125	$22.91
Weighted average fair value of options granted during the year		$29.55		$23.79		$41.78

        The fair value of the options granted during 2003, 2002 and 2001 were estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	2003	2002	2001
Risk free interest rate	3.53%	3.30%	4.89%
Expected life	6 years	6 years	6 years
Expected volatility	69%	43%	59%
Expected dividend yield	0%	0%	0%
	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life (yrs)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$6.00-$14.99	715,410	4.4	$9.16	715,410	$9.16
$15.00-$29.99	638,918	5.3	24.89	638,918	24.89
$30.00-$50.99	3,135,447	9.6	46.97	227,028	37.00
$51.00-$59.99	3,494,750	8.1	51.91	1,550,400	52.11
$60.00-$71.96	1,896,575	7.9	70.37	939,451	70.46

	9,881,100	8.0	$49.04	4,071,207	$43.68

        In 2002, the 1995 and 2000 Equity Compensation Plans were amended to increase the number of shares subject to the annual grants awarded under all of the plans by 1,200,000 and 1,700,000 shares. In 2003, the 1995 Equity Compensation Plan was amended further to increase the number of shares subject to the annual grants awarded under the Plan by 2,500,000 shares. At December 31, 2003, 597,434 shares were available for future grant under all of the plans.

        During 2003, 2002, and 2001, we received net proceeds of $4.5 million, $5.9 million, and $25.5 million, respectively, from the exercise of stock options. During 2002 and 2001, some stock options were exercised by tendering mature shares as consideration for the exercise price, resulting in the recording of treasury stock of $0.1 million and $1.8 million, respectively.

        The following table summarizes restricted stock award activity for the years ended December 31:

	2003	2002	2001
Outstanding, January 1,	133,275	268,875	446,850
Granted	195,000	—	—
Vested	(99,775)	(129,900)	(150,650)
Canceled	(5,325)	(5,700)	(27,325)

Outstanding, December 31,	223,175	133,275	268,875

Compensation expense recognized	$1,394	$2,828	$5,349

Warrants

        At December 31, 2001, no warrants to purchase common stock remained outstanding and no warrants were issued during 2002 and 2003, other than the warrants sold in conjunction with the issuance of the Zero Coupon Convertible Subordinated Notes (see Note 10).

Qualified Savings and Investment Plan

        We have a profit sharing plan pursuant to section 401(k) of the Internal Revenue Code whereby eligible employees may contribute up to 20% of their annual salary to the plan, subject to statutory maximums. The plan provided for discretionary matching contributions by us in cash or a combination of cash and shares of our common stock. Our contributions for the years 2001 through 2003 was 100% of the first 6% of employee salaries. Effective July 1, 2003, 100% of our matching contributions are made in cash. Our contribution for the years 2000 through June 30, 2003 was at a ratio of 50% cash and 50% Cephalon stock. We contributed $4.1 million, $3.6 million, and $3.0 million, in cash and common stock to the plan for the years 2003, 2002, and 2001, respectively.

Pro forma Aggregate Conversions or Exercises

        At December 31, 2003, the conversion or exercise of all outstanding options and convertible subordinated notes into shares of Cephalon common stock in accordance with their terms would increase the outstanding number of shares of common stock by approximately 30,839,000 shares, or 55%.

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

Preferred Stock, or a combination of securities and assets of equivalent value, at a purchase price of $200.00 per unit, subject to adjustment.

14.    INCOME TAXES

        The components of total income (loss) from operations before income taxes and the cumulative effect of a change in accounting principle were:

	2003	2002	2001
United States	$134,194	$70,562	$(34,589)
Foreign	(3,880)	(8,129)	(20,895)

Total	$130,314	$62,433	$(55,484)

        The components of the provision (benefit) for income taxes are as follows:

	2003	2002	2001
Current taxes:
United States	$2,170	$19,997	$—
Foreign	7,379	13,041	—
State	3,526	1,067	—

	13,075	34,105	—

Deferred taxes:
United States	36,887	9,224	(19,004)
Foreign	(3,913)	2,138	(5,949)
State	—	3,182	(19,657)

	32,974	14,544	(44,610)
Change in valuation allowance	407	(161,278)	44,610

	33,381	(146,734)	—

Total	$46,456	$(112,629)	$—

        A reconciliation of the United States Federal statutory rate to our effective tax rate is as follows:

	2003	2002	2001
U.S. Federal statutory rate—expense (benefit)	35.0%	35.0%	(35.0)%
Non-deductible expenses	1.3	6.8	1.7
Debt conversion expense	—	—	33.1
Revision of prior years' estimates	2.0	—	(27.1)
State income taxes, net of U.S. federal tax benefit	1.8	1.7	—
Tax rate differential on foreign income	(4.5)	13.6	2.2
Change in valuation allowance	0.1	(236.5)	25.4
Other	—	(1.0)	(0.3)

Consolidated effective tax rate	35.7%	(180.4)%	—%

        The tax benefits associated with employee exercises of non-qualified stock options and disqualifying dispositions of stock acquired with incentive stock options reduce taxes payable. Tax benefits of $0.9 million and $41.0 million associated with the exercise of employee stock options were recorded to additional paid-in capital in 2003 and 2002, respectively.

        Net unremitted deficit of foreign subsidiaries at December 31, 2003 and December 31, 2002 amounted to approximately $38.5 million and $27.9 million, respectively. To the extent a subsidiary has unremitted earnings, such amounts have been included in the consolidated financial statements without giving effect to deferred taxes since it is management's intent to reinvest such earnings in foreign operations.

        Deferred income taxes reflect the tax effects of temporary differences between the bases of assets and liabilities recognized for financial reporting purposes and tax purposes, and net operating loss and tax credit carryforwards. Significant components of net deferred tax assets and deferred tax liabilities as of December 31 are as follows:

	2003	2002	2001
Net operating loss carryforwards	$93,884	$120,610	$140,536
Original issue discount	84,315	—	—
Capitalized research and development expenditures	42,563	52,479	69,505
Research and development tax credits	21,358	17,354	12,833
Acquired product rights and intangible assets	8,495	11,921	7,544
Reserves and accrued expenses	9,153	6,072	2,776
Alternative minimum tax credit carryforwards	1,693	—	—
Deferred revenue	757	1,028	2,783
Other, net	12,935	5,376	5,901

Total deferred tax assets	275,153	214,840	241,878
Valuation allowance	(48,675)	(44,768)	(241,878)

Net deferred tax assets	$226,478	$170,072	$—

Deferred tax liabilities:
Purchase accounting adjustments for foreign acquisition	$44,916	$52,666	$52,666
Other	749	173	173

Total deferred tax liabilities	$45,665	$52,839	$52,839

        At December 31, 2002, $0.2 million of other deferred tax liabilities are classified as accrued expenses in the accompanying balance sheets. At December 31, 2003, we had gross operating loss carryforwards for U.S. federal income tax purposes of approximately $228.5 million that will begin to expire in 2004, and state gross operating losses of approximately $274.6 million that will expire in varying years starting in 2004. We also have international gross operating loss carryforwards of approximately $10.6 million with indefinite expiration dates. The net operating loss carryforwards differ from the accumulated deficit principally due to differences in the recognition of certain research and development expenses for financial and federal income tax reporting. Federal research tax credits of

$19.9 million are available to offset future tax liabilities, and begin to expire in 2004. The amount of U.S. federal net operating loss carryforwards which can be utilized in any one period will be limited by federal income tax regulations since a change in ownership as defined in Section 382 of the Internal Revenue Code occurred in the prior years. We do not believe that such limitation will have a material adverse impact on the utilization of the net operating loss carryforwards, but we do believe it will affect utilization of tax credit carryforwards.

        In the fourth quarter of 2002, we determined that all of our domestic net operating loss carryforwards, portions of international operating loss carryforwards, domestic tax credits, and certain other deferred tax assets were more likely than not to be recovered. The remaining valuation allowance of $48.7 million at December 31, 2003 relates to certain tax credits, international and state operating loss carryforwards and temporary differences that we believe are not likely to be recovered.

15.    SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2003 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Statement of Operations Data:
Net sales	$202,505	$184,877	$160,275	$137,593
Gross profit	175,413	162,293	138,114	117,055
Net income applicable to common shares	$31,225	$22,272	$18,123	$12,238

Basic income per common share	$0.56	$0.40	$0.33	$0.22

Weighted average number of shares outstanding	55,706,000	55,573,000	55,504,000	55,452,000

Diluted income per common share	$0.52	$0.38	$0.31	$0.21

Weighted average number of shares outstanding-assuming dilution	64,766,000	64,552,000	64,435,000	57,090,000

	2002 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Statement of Operations Data:
Net sales	$139,009	$122,364	$108,767	$95,803
Gross profit	113,591	102,862	93,295	81,958
Income before cumulative effect of a change in accounting principle	139,994	19,976	14,429	663
Cumulative effect of a change in accounting principle	—	—	—	(3,534)

Net income (loss) applicable to common shares	$139,994	$19,976	$14,429	$(2,871)

Basic income (loss) per common share:
Income per common share before cumulative effect of a change in accounting principle	$2.53	$0.36	$0.26	$0.01
Cumulative effect of a change in accounting principle	—	—	—	(0.06)

	$2.53	$0.36	$0.26	$(0.05)

Weighted average number of shares outstanding	55,250,000	55,128,000	55,071,000	54,963,000

Diluted income (loss) per common share:
Income per common share before cumulative effect of a change in accounting principle	$2.13	$0.35	$0.25	$0.01
Cumulative effect of a change in accounting principle	—	—	—	(0.06)

	$2.13	$0.35	$0.25	$(0.05)

Weighted average number of shares outstanding-assuming dilution	67,619,000	56,730,000	57,033,000	54,963,000

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

        Revenues for the year ended December 31:

	2003	2002
United States	$576,327	$395,738
Europe	138,480	111,159

Total	$714,807	$506,897

        Long-lived assets:

	At December 31,
	2003	2002
United States	$474,112	$383,768
Europe	537,614	519,342

Total	$1,011,726	$903,110

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

        Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)   Change in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

        The information required by Item 10 is incorporated herein by reference to the information contained under the caption "Proposal 1—Election of Directors" in our definitive proxy statement related to the 2004 annual meeting of stockholders.

Executive Officers

        The information concerning our executive officers required by this Item 10 is provided under the caption "Executive Officers of the Registrant" in Part I hereof.

Section 16(a) Beneficial Ownership Reporting Compliance

        The information concerning Section 16(a) Beneficial Ownership Reporting Compliance by our directors and executive officers is incorporated by reference to the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement related to the 2004 annual meeting of stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated by reference to the information contained in our definitive proxy statement for the 2004 annual meeting of stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated by reference to the information contained in our definitive proxy statement for the 2004 annual meeting of stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is incorporated by reference to the information contained in our definitive proxy statement for the 2004 annual meeting of stockholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 is incorporated by reference to the information contained in our definitive proxy statement for the 2004 annual meeting of stockholders.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   DOCUMENTS FILED AS PART OF THIS REPORT

        The following is a list of our consolidated financial statements and our subsidiaries and supplementary data included in this report under Item 8 of Part II hereof:

1.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

        Report of Independent Auditors.

  Consolidated Balance Sheets as of December 31, 2003 and 2002.

  Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001.

  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001.

  Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

  Notes to Consolidated Financial Statements.

2. FINANCIAL STATEMENT SCHEDULES

  Schedule II—Valuation and Qualifying Accounts

  Schedules, other than those listed above, are omitted because they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)   REPORTS ON FORM 8-K

        During the fourth quarter ended December 31, 2003, we filed the following Current Reports on Form 8-K:

  •
  On October 27, 2003, we filed a Current Report on Form 8-K (Item 5) announcing that we had amended our stockholder rights agreement by, among other things, extending the expiration date to November 30, 2013. The rights agreement was adopted originally on November 12, 1993 and was scheduled to expire on November 30, 2003.

  •
  On November 3, 2003, we filed a Current Report on Form 8-K (Item 5) announcing that Cephalon, CIMA LABS INC., and C MergerCo, Inc., a wholly owned subsidiary of Cephalon, had entered into an Agreement and Plan of Merger dated as of November 3, 2003. Pursuant to the agreement, we agreed to acquire CIMA through the merger of C MergerCo with and into CIMA, with CIMA surviving as our wholly-owned subsidiary. In connection with the merger, each outstanding share of CIMA common stock will be converted into the right to receive $34.00 per share in cash. Each outstanding option to purchase CIMA common stock, whether or not vested or exercisable, will be converted into the right to receive in cash an amount equal to $34.00 less the exercise price for such option. The completion of the merger is subject to several conditions, including the approval of the Merger by the stockholders of CIMA and the expiration or termination of the applicable waiting period under the HSR Act.

        In addition, on November 3, 2003, we furnished on Item 12 a Current Report on Form 8-K that included a press release dated November 3, 2003 publicly announcing our third quarter 2003 financial results.

(c)   Exhibits

        The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated July 14, 2000 by and among Cephalon, Inc., Anesta Corp. and C Merger Sub, Inc., filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed July 21, 2000.
2.2	Agreement and Plan of Merger dated as of November 3, 2003 by and between Cephalon, Inc., CIMA LABS Inc., and C MergerCo, Inc., filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 3, 2003.
3.1(a)	Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
3.1(b)	Certificate of Amendment of Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2002.
3.2	Bylaws of the Registrant, as amended and restated, filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2003.
4.1	Specimen copy of stock certificate for shares of Common Stock of the Registrant, filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
4.2(a)	Amended and Restated Rights Agreement, dated as of January 1, 1999 between Cephalon, Inc. and StockTrans, Inc. as Rights Agent, filed as Exhibit 1 to the Company's Form 8-A/A (12G) filed January 20, 1999.
4.2(b)	First Amendment to Amended and Restated Rights Agreement, dated July 31, 2000 between Cephalon, Inc. and StockTrans, Inc. as Rights Agent, filed as Exhibit 1 to the Company's Form 8-A/12G filed on August 2, 2000.
4.2(c)	Second Amendment to Amended and Restated Rights Agreement, dated October 27, 2003 between Cephalon, Inc. and StockTrans, Inc. as Rights Agent, filed as Exhibit 1 to the Company's Form 8-A/12G on October 27, 2003.
4.3(a)	Form of Series A Warrant to purchasers of Units including a limited partnership interest in Cephalon Clinical Partners, L.P., filed as Exhibit 10.4 to the Company's Registration Statement on Form S-3 (Registration No. 333-56816) filed on January 7, 1993.
4.3(b)	Form of Series B Warrant to purchasers of Units including a limited partnership interest in Cephalon Clinical Partners, L.P., filed as Exhibit 10.5 to the Company's Registration Statement on Form S-3 (Registration No. 333-56816) filed on January 7, 1993.
4.3(c)	Incentive Warrant to purchase 115,050 shares of Common Stock of Cephalon, Inc. issues to PaineWebber Incorporated, filed as Exhibit 10.6 to the Company's Registration Statement on Form S-3 (Registration No. 333-56816) filed on January 7, 1993.
4.3(d)	Fund Warrant to purchase 19,950 shares of Common Stock of Cephalon, Inc. issued to PaineWebber R&D Partners III, L.P., filed as Exhibit 10.7 to the Company's Registration Statement on Form S-3 (Registration No. 333-56816) filed on January 7, 1993.
4.4(a)	Indenture, dated as of December 11, 2001 between Cephalon, Inc. and State Street Bank and Trust Company, as Trustee, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3 (Registration No. 333-82788) filed on February 14, 2002.

4.4(b)	Registration Rights Agreement, dated as of December 11, 2001 between Cephalon, Inc. and Credit Suisse First Boston Corporation, Robertson Stephens, Inc., CIBC World Markets Corp., SG Cowen Securities Corporation, UBS Warburg LLC, U.S. Bancorp Piper Jaffray Inc., Adams Harkness & Hill, Inc. and Banc of America Securities, as the Initial Purchasers, filed as Exhibit 4.2 to the Company Registration Statement on Form S-3 (Registration No. 333-82788) filed on February 14, 2002.
4.5(a)	Form of 3 7/8% Convertible Promissory Note Due March 29, 2007, filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2002.
4.5(b)	Registration Rights Agreement between Cephalon, Inc. and Anthem Investors, LLC dated March 29, 2002, filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2002.
4.6(a)	Indenture dated as of June 11, 2003 between the Registrant and U.S. Bank National Association, filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
4.6(b)	Registration Rights Agreement, dated as of June 11, 2003, between Cephalon, Inc. and Credit Suisse First Boston LLC, CIBC World Markets Corp., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, SG Cowen Securities Corporation, ABN AMRO Rothschild LLC, Citigroup Global Markets Inc. and Lehman Brothers Inc., as Initial Purchasers, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003.
†10.1(a)	Executive Severance Agreement between Frank Baldino, Jr. and Cephalon, Inc. dated July 25, 2002, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2002.
†10.1(b)	Form of Executive Severance Agreement between Certain Executives and Cephalon, Inc. dated July 25, 2002, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2002.
†10.2(a)	Consulting Agreement dated October 1, 2001 between Cephalon, Inc. and Martyn D. Greenacre, filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
†10.2(b)	Amendment to Consulting Agreement between Cephalon, Inc. and Martyn D. Greenacre dated April 1, 2002, filed as Exhibit 10.18(b) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002.
†10.2(c)	Second Amendment to Consulting Agreement between Cephalon, Inc. and Martyn D. Greenacre dated December 10, 2002, filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the period ended December 31, 2002.
†10.2(d)	Termination of Consulting Agreement between Cephalon, Inc. and Martyn D. Greenacre dated March 31, 2003, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003.
†10.3(a)	Cephalon, Inc. Amended and Restated 1987 Stock Option Plan, filed as Exhibit 10.7 to the Transition Report on Form 10-K for transition period January 1, 1991 to December 31, 1991, as amended by Amendment No. 1 filed on September 4, 1992.
†10.3(b)	Cephalon, Inc. Equity Compensation Plan, as amended and restated, effective as of May 15, 2002, filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-106112) filed on June 13, 2003.

†10.3(c)	Cephalon, Inc. Non-Qualified Deferred Compensation Plan, filed as Exhibit 10.6(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
†10.3(d)	Cephalon, Inc. 2000 Equity Compensation Plan for Employees and Key Advisors, as amended and restated, effective as of May 15, 2002, filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-106115) filed on June 13, 2003.
10.4(a)	License Agreement, dated May 15, 1992 between Cephalon, Inc. and Kyowa Hakko Kogyo Co., Ltd., filed as Exhibit 10.6 to the Transition Report on Form 10-K for transition period January 1, 1991 to December 31, 1991, as amended by Amendment No. 1 filed on September 4, 1992 on Form 8.
10.4(b)	Letter agreement, dated March 6, 1995 amending the License Agreement between Cephalon, Inc. and Kyowa Hakko Kogyo Co., Ltd., filed as Exhibit 10.4(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
10.4(c)	Letter agreement, dated May 11, 1999 amending the License Agreement between Cephalon, Inc. and Kyowa Hakko Kogyo Co., Ltd., filed as Exhibit 10.4(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. (1)
10.5(a)	Amended and Restated Agreement of Limited Partnership, dated as of June 22, 1992 by and among Cephalon Development Corporation, as general partner, and each of the limited partners of Cephalon Clinical Partners, L.P., filed as Exhibit 10.1 to the Company's Registration Statement on Form S-3 (Registration No. 33-56816) on January 7, 1993.
10.5(b)	Amended and Restated Product Development Agreement, dated as of August 11, 1992 between Cephalon, Inc. and Cephalon Clinical Partners, L.P., filed as Exhibit 10.2 to the Company's Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.
10.5(c)	Purchase Agreement, dated as of August 11, 1992 by and between Cephalon, Inc. and each of the limited partners of Cephalon Clinical Partners, L.P., filed as Exhibit 10.3 to the Company's Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.
10.5(d)	Pledge Agreement, dated as of August 11, 1992 by and between Cephalon, Inc. and Cephalon Clinical Partners, L.P., filed as Exhibit 10.8 to the Company's Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.
10.5(e)	Promissory Note, dated as of August 11, 1992 issued by Cephalon Clinical Partners, L.P. to Cephalon, Inc., filed as Exhibit 10.9 to the Company's Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.
10.5(f)	Form of Promissory Note, issued by each of the limited partners of Cephalon Clinical partners, L.P. to Cephalon Clinical Partners, L.P., filed as Exhibit 10.10 to the Company's Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.
10.6	Supply, Distribution and License Agreement, dated as of July 27, 1993 between Kyowa Hakko Kogyo Co., Ltd. and Cephalon, Inc., filed as Exhibit 10.3 to the Company's Registration Statement on Form S-3 (Registration No. 33-73896) filed on January 10, 1994. (1)
10.7(a)	GABITRIL Product Agreement, dated October 31, 2000 between Cephalon, Inc. and Abbott Laboratories, filed as Exhibit 10.13(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1)

10.7(b)	Toll Manufacturing and Packaging Agreement, dated October 31, 2000 between Cephalon, Inc. and Abbott Laboratories, filed as Exhibit 10.13(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1)
10.8	Joint Research, Development and License Agreement, dated May 28, 1999 between Cephalon, Inc. and H. Lundbeck A/S, filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999. (1)
10.9(a)	Managed Services Agreement, dated November 27, 2000 between Cephalon (UK) Limited and Novartis Pharmaceuticals UK Limited, filed as Exhibit 10.17(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1)
10.9(b)	License Agreement, dated November 27, 2000 between Cephalon, Inc. and Novartis AG, filed as Exhibit 10.17(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1)
10.9(c)	Collaboration Agreement, dated November 27, 2000 between Cephalon, Inc. and Novartis AG, filed as Exhibit 10.17(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1)
10.9(d)	Distribution Agreement, dated November 27, 2000 between Cephalon, Inc. and Novartis AG, filed as Exhibit 10.17(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1)
10.10(a)	Distribution, License and Supply Agreement, dated December 7, 1999, between Anesta Corp. and Elan Pharma International Limited, filed as Exhibit 10.18 to Anesta Corp.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999. (1)
10.10(b)	Intellectual Property Sale, Amendment and Termination Agreement dated October 2, 2002, amending the Distribution, License and Supply Agreement, dated as of December 7, 1999, and as amended from time to time thereafter, by and between Anesta Corp. and Elan Pharma International Limited, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2002.
10.10(c)	Termination and Asset Sale and Purchase Agreement, dated March 13, 2000 between Abbott Laboratories, Inc. and Anesta Corp., filed as Exhibit 10.19 to Anesta Corp.'s Quarterly Report on Form 10-Q for the period ending March 31, 2000. (1)
10.10(d)	Technology License Agreement, dated September 16, 1985, as amended through December 3, 1993 between Anesta Corp. and the University of Utah Research Foundation, filed as Exhibit 10.6 to Anesta Corp.'s Registration Statement on Form S-1 (File No. 33-72608) filed May 31, 1996. (1)
10.10(e)	Wiley Post Plaza Lease, dated December 7, 1994 between Anesta Corp. and Asset Management Services, filed as Exhibit 10.13 to Anesta Corp.'s Annual Report on Form 10-K (File No. 0-23160) for the fiscal year ended December 31, 1994.
*10.10(f)	Amendment No. 1 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated October 26, 1996.
*10.10(g)	Amendment No. 2 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated January 7, 1997.
*10.10(h)	Amendment No. 3 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated September 30, 1998.
*10.10(i)	Amendment No. 4 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated February 29, 2000.

*10.10(j)	Amendment No. 5 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated July 20, 2001.
*10.10(k)	Amendment No. 6 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated July 20, 2001.
*10.10(l)	Amendment No. 7 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated July 20, 2001.
*10.10(m)	Amendment No. 8 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated October 14, 2002.
*10.10(n)	Amendment No. 9 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated May 15, 2003. (2)
10.11(a)	Toll Manufacturing and Packaging Agreement, dated August 24, 1999 between Cephalon, Inc. and Catalytica Pharmaceuticals, Inc. (now DSM Pharmaceuticals, Inc.), filed as Exhibit 10.16(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. (1)
10.11(b)	Amendment No. 1 to the Toll Manufacturing and Packaging Agreement, dated July 3, 2001 between Cephalon, Inc. and Catalytica Pharmaceuticals, Inc. (now DSM Pharmaceuticals, Inc.), filed as Exhibit 10.16(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. (1)
10.11(c)	Amendment No. 2 to Toll Manufacturing and Packaging Agreement, dated October 9, 2001 between Cephalon, Inc. and Catalytica Pharmaceuticals, Inc. (now DSM Pharmaceuticals, Inc.), filed as Exhibit 10.16(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. (1)
10.11(d)	Amendment No. 3 to Toll Manufacturing and Packaging Agreement, dated June 21, 2002 between Cephalon, Inc. and DSM Pharmaceuticals, Inc., filed as Exhibit 10.13(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. (1)
*10.11(e)	Amendment No. 4 to Toll Manufacturing and Packaging Agreement, dated April 28, 2003 between Cephalon, Inc. and DSM Pharmaceuticals, Inc. (2)
*10.11(f)	Amendment No. 5 to Toll Manufacturing and Packaging Agreement, dated August 15, 2003 between Cephalon, Inc. and DSM Pharmaceuticals, Inc. (2)
10.12(a)	5% Secured Convertible Note due January 7, 2010 by MDS Proteomics Inc. in favor of Cephalon, Inc., filed as Exhibit 10.14(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.12(b)	Security Agreement dated January 7, 2003 between MDS Proteomics Inc. and Cephalon, Inc., filed as Exhibit 10.14(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.13(a)	ISDA Master Agreement dated January 22, 2003, between Credit Suisse First Boston International and Cephalon, Inc., including Schedule to the Master Agreement dated as of January 22, 2003, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003.
10.13(b)	ISDA Credit Support Annex to the Schedule to the ISDA Master Agreement dated as of January 22, 2003 between Credit Suisse First Boston International and Cephalon, Inc., including the Elections and Variables to the ISDA Credit Support Annex dated as of January 22, 2003, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003.

10.13(c)	Letter Agreement Confirmation dated January 22, 2003, between Credit Suisse First Boston International and Cephalon, Inc, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003.
*10.14	Manufacturing Services Agreement dated January 1, 2003 between Patheon, Inc. and Cephalon, Inc. (2)
*21	List of Subsidiaries
*23.1	Consent of Pricewaterhouse Coopers LLP
*31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

CEPHALON, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Year Ended December 31,	Balance at Beginning of the Year	Additions (Deductions)(1)	Additions(2)	Other Deductions	Balance at End of the Year
Reserve for sales discounts, returns and allowances:
2003	$5,101	$19,417	$—	$15,744	$8,774
2002	$2,331	$12,243	$—	$9,473	$5,101
2001	$1,136	$6,663	$160	$5,628	$2,331
Reserve for inventories:
2003	$3,797	$615	$—	$1,179	$3,233
2002	$1,188	$2,609	$—	$—	$3,797
2001	$—	$3	$1,185	$—	$1,188

(1)
Amounts represent charges and reductions to expenses and revenue.

(2)
Amounts represent additions from the acquisition of Group Lafon.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2004

CEPHALON, INC.
By:	/s/ FRANK BALDINO, JR. Frank Baldino, Jr., Ph.D. Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK BALDINO, JR. Frank Baldino, Jr., Ph.D.	Chairman and Chief Executive Officer (Principal executive officer)	March 12, 2004
/s/ J. KEVIN BUCHI J. Kevin Buchi	Sr. Vice President and Chief Financial Officer (Principal financial and accounting officer)	March 12, 2004
/s/ WILLIAM P. EGAN William P. Egan	Director	March 12, 2004
/s/ ROBERT J. FEENEY Robert J. Feeney Ph.D.	Director	March 12, 2004
/s/ MARTYN D. GREENACRE Martyn D. Greenacre	Director	March 12, 2004
/s/ CHARLES A. SANDERS Charles A. Sanders, M.D.	Director	March 12, 2004
/s/ GAIL R. WILENSKY Gail R. Wilensky, Ph.D.	Director	March 12, 2004
/s/ DENNIS L. WINGER Dennis L. Winger	Director	March 12, 2004
/s/ HORST WITZEL Horst Witzel, Dr.-Ing.	Director	March 12, 2004

QuickLinks

TABLE OF CONTENTS
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
  ITEM 1. BUSINESS
PART II
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
REPORT OF INDEPENDENT AUDITORS
CEPHALON, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
CEPHALON, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
CEPHALON, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
CEPHALON, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share data)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
CEPHALON, INC. AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (In thousands)
SIGNATURES