Form 10-Q
period 2004-03-31
CEPHALON INC
filed 2004-05-10
CIK 873364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒     No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 3, 2004
Common Stock, par value $.01	56,094,158 Shares

CEPHALON, INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical facts or statements of current condition, this report and the documents into which this report is and will be incorporated contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements contained in this report constitute our expectations or forecasts of future events as of the date this report was filed with the SEC and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. In particular, these forward-looking statements include, among others, statements about:

•

our dependence on sales of PROVIGIL® (modafinil) tablets [C-IV], ACTIQ® (oral transmucosal fentanyl citrate) [C-II], and GABITRIL® (tiagabine hydrochloride) in the United States and the market prospects and future marketing efforts for these products, including with respect to expected new indications for PROVIGIL;

•	any potential expansion of the authorized uses of our existing products;
•

our anticipated scientific progress in our research programs and our development of potential pharmaceutical products including our ongoing or planned clinical trials, the timing and costs of such trials and the likelihood or timing of revenues from these products, if any;

•	the timing and unpredictability of regulatory approvals in the pharmaceutical industry;
•	our ability to adequately protect our technology and enforce our intellectual property rights and the future expiration of patent and/or regulatory exclusivity on certain of our products;
•	our future cash flow, our ability to service or repay our existing debt and our ability to raise additional funds, if needed, in light of our current and projected level of operations;
•	our ability to close the CIMA LABS, INC. (CIMA), transaction and the timing thereof; and
•	other statements regarding matters that are not historical facts or statement of current condition.

Any or all of our forward-looking statements in this report and in the documents we have referred you to may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Therefore, you should not place undue reliance on any such forward-looking statements. The factors that could cause actual results to differ from those expressed or implied by our forward-looking statements include, among others:

•	the acceptance of our products by physicians and patients in our current markets and new markets;
•	our ability to obtain regulatory approvals of expanded indications for certain of our products;
•	scientific or regulatory setbacks with respect to research programs, clinical trials, manufacturing activities and/or our existing products;
•	unanticipated cash requirements to support current operations, expand our business or incur capital expenditures;
•	the inability to adequately protect our key intellectual property rights, including as a result of an adverse adjudication with respect to the PROVIGIL litigation;
•	the loss of key management or scientific personnel;
•	the activities of our competitors in the industry, including the filing of Abbreviated New Drug Applications (ANDAs) with a Paragraph IV certification for any product containing modafinil;
•	market conditions in the biotechnology industry that make raising capital or consummating acquisitions difficult, expensive or both;
•	our ability to obtain the necessary regulatory and shareholder approvals to complete the CIMA transaction; and
•	enactment of new government regulations, court decisions, regulatory interpretations or other initiatives that are adverse to us or our interests.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

CEPHALON, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,093,237	$1,115,699
Investments	53,292	39,464
Receivables, net	104,557	86,348
Inventory, net	64,581	61,249
Deferred tax asset	57,412	57,972
Other current assets	21,137	9,198
Total current assets	1,394,216	1,369,930

PROPERTY AND EQUIPMENT, net	130,853	126,442
GOODWILL	298,769	298,769
OTHER INTANGIBLE ASSETS, net	316,914	326,445
DEBT ISSUANCE COSTS, net	33,051	35,250
DEFERRED TAX ASSET, net	160,794	168,506
OTHER ASSETS	56,695	56,314
	$2,391,292	$2,381,656

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$42,328	$9,637
Accounts payable	28,694	28,591
Accrued expenses	95,987	99,038
Current portion of deferred revenues	420	422
Total current liabilities	167,429	137,688

LONG-TERM DEBT	1,370,119	1,409,417
DEFERRED REVENUES	1,659	1,736
DEFERRED TAX LIABILITIES	44,922	45,665
OTHER LIABILITIES	12,616	16,780
Total liabilities	1,596,745	1,611,286

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, 2,500,000 shares issued, and none outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 56,065,179 and 55,842,510 shares issued, and 55,756,351 and 55,533,682 shares outstanding	560	558
Additional paid-in capital	1,060,951	1,052,059
Treasury stock, 308,828 and 308,828 shares outstanding, at cost	(13,692)	(13,692)
Accumulated deficit	(299,594)	(321,305)
Accumulated other comprehensive income	46,322	52,750
Total stockholders’ equity	794,547	770,370
	$2,391,292	$2,381,656

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2004	2003

REVENUES:
Sales	$210,391	$137,593
Other revenues	4,591	7,104
	214,982	144,697

COSTS AND EXPENSES:
Cost of sales	25,977	20,538
Research and development	56,482	33,107
Selling, general and administrative	82,502	55,155
Depreciation and amortization	11,497	10,641
	176,458	119,441

INCOME FROM OPERATIONS	38,524	25,256

OTHER INCOME AND EXPENSE
Interest income	3,246	2,594
Interest expense	(5,890)	(8,536)
Charge on early extinguishment of debt	(961)	—
Other income (expense), net	(466)	424
	(4,071)	(5,518)

INCOME BEFORE INCOME TAXES	34,453	19,738

INCOME TAX EXPENSE	(12,742)	(7,500)

NET INCOME	$21,711	$12,238

BASIC INCOME PER COMMON SHARE	$0.39	$0.22

DILUTED INCOME PER COMMON SHARE	$0.37	$0.21

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	55,905	55,452

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-ASSUMING DILUTION	64,999	57,090

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Comprehensive		Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive
(In thousands, except share data)	Income	Total	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income

BALANCE, JANUARY 1, 2003		$642,585	—	$—	55,425,841	$554	$1,034,137	272,857	$(11,989)	$(405,163)	$25,046

Net Income	$83,858	83,858		—		—	—		—	83,858	—

Foreign currency translation gain	28,995
Unrealized investment losses	(1,291)
Other comprehensive income	27,704	27,704		—		—	—		—	—	27,704
Comprehensive income	$111,562

Sale of warrants associated with convertible subordinated notes		178,315		—		—	178,315		—	—	—

Purchase of Convertible Hedge associated with convertible subordinated notes		(258,584)					(258,584)

Tax benefit from the purchase of Convertible Hedge		90,500					90,500

Stock options exercised		4,528		—	299,056	3	4,525		—	—	—

Tax benefit from the exercise of stock options		944				—	944		—	—	—

Restricted stock award plan		1,394		—	99,025	1	1,393		—	—	—

Employer contributions to employee benefit plan		829		—	18,588	—	829		—	—	—

Treasury stock acquired		(1,703)		—		—	—	35,971	(1,703)	—	—

BALANCE, DECEMBER 31, 2003		770,370	—	—	55,842,510	558	1,052,059	308,828	(13,692)	(321,305)	52,750

Net Income	$21,711	21,711				—				21,711	—

Foreign currency translation loss	(6,247)
Unrealized investment losses	(181)
Other comprehensive loss	(6,428)	(6,428)				—					(6,428)
Comprehensive income	$15,283

Stock options exercised		5,377			222,669	2	5,375				—

Tax benefit from the exercise of stock options		2,270				—	2,270				—

Restricted stock award plan		1,247				—	1,247				—

BALANCE, MARCH 31, 2004 (Unaudited)		$794,547	—	$—	56,065,179	$560	$1,060,951	308,828	$(13,692)	$(299,594)	$46,322

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$21,711	$12,238
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	2,269	2,100
Tax benefit from exercise of stock options	2,270	—
Depreciation and amortization	12,239	10,641
Amortization of debt issuance costs	2,209	792
Stock-based compensation expense	1,247	813
Non-cash charge on early extinguishment of debt	961	—
Pension curtailment	(4,214)	—
Loss on disposals of property and equipment	430	—
Other	—	(595)
Increase (decrease) in cash due to changes in assets and liabilities, net of effect from acquisition:
Receivables	(19,221)	(5,530)
Inventory	(4,189)	(5,872)
Other assets	(4,907)	(11,076)
Accounts payable, accrued expenses and deferred revenues	(1,902)	(427)
Other liabilities	479	1,140

Net cash provided by operating activities	9,382	4,224

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,188)	(5,917)
Investments in non-marketable securities	—	(32,975)
Acquistion of intangible assets	(240)	—
Sales and maturities (purchases) of investments, net	(14,009)	16,908

Net cash used for investing activities	(23,437)	(21,984)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of common stock options	5,377	861
Principal payments on and retirements of long-term debt	(10,986)	(2,643)

Net cash used for financing activities	(5,609)	(1,782)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,798)	1,010

NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,462)	(18,532)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,115,699	486,097

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,093,237	$467,565

Supplemental disclosures of cash flow information:
Cash payments for interest	$1,977	$1,193
Cash payments for income taxes	3,399	425
Non-cash investing and financing activities:
Capital lease additions	1,102	460

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amounts in thousands, except share date

1.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which includes audited financial statements as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003.  The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full year.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

2.     STOCK-BASED COMPENSATION

We account for stock option plans and restricted stock award plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. Restricted stock awards are recorded as compensation cost over the requisite vesting periods based on the market value on the date of grant.  We have opted to disclose only the provisions of Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment to FASB Statement No. 123,” as they pertain to financial statement recognition of compensation expense attributable to option grants.  As such, no compensation cost has been recognized for our stock option plans.  If we had elected to recognize compensation cost based on the fair value of granted stock options as prescribed by SFAS 123 and SFAS 148, the pro forma income and income per share amounts would have been as follows:

	For the three months ended March 31,
	2004	2003
Net income, as reported	$21,711	$12,238
Add: Stock-based compensation expense included in net income, net of related tax effects	786	193
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,504)	(7,839)
Pro forma net income	$14,993	$4,592

Earnings per share:
Basic income per share, as reported	$0.39	$0.22
Basic income per share, pro forma	$0.27	$0.08

Diluted income per share, as reported	$0.37	$0.21
Diluted income per share, pro forma	$0.26	$0.08

3.     RECENT ACCOUNTING PRONOUNCEMENTS

In addition to the recent accounting pronouncements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, the following should be considered.

In March 2004, the FASB’s Emerging Issues Task Force reached consensus on Issue 03-06. This Issue is intended to clarify what is a participating security for purposes of applying SFAS 128, “Earnings Per Share.”  The Issue also provides further guidance on how to apply the two-class method of computing earnings per share (EPS) once it is determined that a security is participating, including how to allocate undistributed earnings to such a security.  The guidance in this Issue is effective for reporting periods beginning after March 31, 2004 and will require the restatement of previously reported EPS.  We have determined that our 3.875% convertible subordinated notes are participating securities as defined by this Issue, and, therefore, when we adopt this Issue in the second quarter of 2004, we will be required to restate our previously reported EPS.  We believe that the adoption of this Issue will not have a material effect on our basic and diluted EPS.

4.     INVENTORY, NET

Inventory consisted of the following:

	March 31, 2004	December 31, 2003
Raw materials	$22,641	$23,647
Work-in-process	13,695	10,295
Finished goods	28,245	27,307
	$64,581	$61,249

5.     OTHER INTANGIBLE ASSETS, NET

Other intangible assets consisted of the following:

		March 31, 2004			December 31,2003
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology acquired from Lafon	10-15 years	$132,000	$22,200	$109,800	$132,000	$19,733	$112,267
Trademarks/tradenames acquired from Lafon	15 years	16,000	2,400	13,600	16,000	2,133	13,867
GABITRIL product rights	9-15 years	115,621	22,945	92,676	116,585	21,055	95,530
Novartis CNS product rights	10 years	41,641	13,533	28,108	41,641	12,492	29,149
ACTIQ marketing rights	10 years	75,465	17,968	57,497	75,465	16,056	59,409
Modafinil marketing rights	10 years	9,182	1,323	7,859	9,469	1,142	8,327
Other product rights	5-14 years	14,136	6,762	7,374	14,341	6,445	7,896
		$404,045	$87,131	$316,914	$405,501	$79,056	$326,445

Other intangible assets are amortized over their estimated useful economic life using the straight-line method.  Amortization expense was $8.4 million and $8.2 million for the three months ended March 31, 2004 and 2003, respectively.  Estimated amortization expense of intangible assets for each of the next five fiscal years is approximately $33.0 million.

6.     LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31, 2004	December 31, 2003
2.5% convertible subordinated notes due December 2006	$604,270	$600,920
3.875% convertible subordinated notes due March 2007	33,000	43,000
Zero Coupon convertible subordinated notes first putable June 2008	375,000	375,000
Zero Coupon convertible subordinated notes first putable June 2010	375,000	375,000
Due to Abbott Laboratories	6,860	6,725
Mortgage and building improvement loans	10,200	10,354
Capital lease obligations	2,992	2,289
Other	5,125	5,766
Total debt	1,412,447	1,419,054
Less current portion	(42,328)	(9,637)
Total long-term debt	$1,370,119	$1,409,417

Subordinated Convertible Notes

In March 2004, we purchased $10.0 million of the 3.875% convertible subordinated notes from one of the holders in a private transaction at a price of 109.5% of the face amount of the notes.  As a result, during the first quarter of 2004, $1.0 million was recognized in our financial statements as a charge on early extinguishment of debt as follows:

	Principal Amount	Premium	Write-off of unamortized debt issuance costs	Total charge on early extinguishment of debt

3.875% convertible subordinated notes	$10,000	$950	$11	$961

7.     LEGAL PROCEEDINGS

On March 28, 2003, we filed a patent infringement lawsuit in U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Pharmaceuticals Inc., and Barr Laboratories, Inc. based upon the abbreviated new drug applications (ANDAs) filed by each of these companies seeking FDA approval to market a generic version of modafinil.  The lawsuit claims infringement of our U.S. Patent No. RE37516, which covers the pharmaceutical compositions and methods of treatment with the form of modafinil contained in PROVIGIL.  This lawsuit is currently in the discovery phase and we expect that the trial will begin sometime in 2005.  We recently received notice that Sandoz, Inc. also has filed an ANDA for a generic equivalent of modafinil.  We are in the process of evaluating this filing and plan shortly to file a patent infringement lawsuit against Sandoz.  We intend to vigorously defend the validity, and prevent infringement, of this patent.

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

8.  ACQUISTION OF CIMA LABS INC.

On November 3, 2003, we entered into an Agreement and Plan of Merger with CIMA LABS INC. Pursuant to this agreement, we will acquire CIMA through the merger of a wholly-owned subsidiary of Cephalon with and into

CIMA, with CIMA surviving as a wholly-owned subsidiary of Cephalon.  In connection with the merger, each outstanding share of CIMA common stock will be converted into the right to receive $34.00 per share in cash.  Each outstanding employee stock option to purchase CIMA common stock, whether or not vested or exercisable, will be converted into the right to receive in cash an amount equal to $34.00 less the exercise price for such option.  The total value of the transaction is approximately $515 million, or $405 million net of CIMA’s cash and cash equivalents as of December 31, 2003.  The completion of the transaction is subject to several conditions, including the approval of the merger by the stockholders of CIMA and the expiration or termination of the applicable waiting period under the HSR Act.  On January 23, 2004, we announced that we had received a request for additional information from the Federal Trade Commission as part of its review of the transaction under the HSR Act.  This request extends the waiting period under the HSR Act during which the FTC is permitted to review the proposed transaction.  If the HSR condition is not satisfied and the transaction is not closed by June 30, 2004 (unless the parties mutually agree to an extension), we will be required to pay CIMA a break fee in the amount of $16.25 million.

9.     COMPREHENSIVE INCOME

Our comprehensive income includes net income, unrealized gains and (losses) from foreign currency translation adjustments and unrealized investment losses.  Our total comprehensive income is as follows:

	Three months ended March 31,
	2004	2003
Net income	$21,711	$12,238

Foreign currency translation adjustment	(6,247)	3,601
Unrealized investment losses	(181)	(494)
Other comprehensive (loss) income	(6,428)	3,107

Comprehensive income	$15,283	$15,345

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

	Three months ended March 31,
	2004	2003
Basic income per share computation:
Numerator:
Net income used for basic income per common share	$21,711	$12,238

Denominator:
Weighted average shares used for basic income per common share	55,905,000	55,452,000

Basic income per common share:	$0.39	$0.22

Diluted income per share computation:
Numerator:
Net income used for basic income per common share	$21,711	$12,238
Interest on convertible subordinated notes (net of tax)	2,044	—
Net income used for diluted income per common share	$23,755	$12,238

Denominator:
Weighted average shares used for basic income per common share	55,905,000	55,452,000
Effect of dilutive securities:
Employee stock options and restricted stock awards	1,687,000	1,638,000
Convertible subordinated notes	7,407,000	—
Weighted average shares used for diluted income per common share	64,999,000	57,090,000

Diluted income per common share:	$0.37	$0.21

The following reconciliation shows the shares excluded from the calculation of diluted income per common share as the inclusion of such shares would be anti-dilutive:

	Three months ended March 31,
	2004	2003
Weighted average shares excluded:
Employee stock options	2,231,000	5,709,000
Convertible subordinated notes	13,524,000	10,661,000
	15,755,000	16,370,000

The potential impact of the Zero Coupon Convertible Notes on the calculation of diluted shares is described in the table below:

	Principal amount	Conversion price per share	Resulting conversion shares	120% conversion price

Zero Coupon notes first putable June 2008	$375,000	$59.50	6,302,521	$71.40

Zero Coupon notes first putable June 2010	375,000	$56.50	6,637,168	$67.80

	$750,000		12,939,689

At the end of each period, FAS 128 requires that we use the if-converted method to determine the dilutive impact of the 2008 Notes and the 2010 Notes.  Since the terms of these notes include restrictions which prevent the holder from converting the notes until our share price exceeds the 120% Conversion Price, there will be no impact of these notes on the total diluted shares figure for a particular reporting period unless our stock price exceeds the 120% Conversion Price on the last day of that reporting period.  If that occurs, the 2008 Notes and the 2010 Notes will increase the total diluted shares figure by 6.3 million shares and 6.6 million shares, respectively, for both that current reporting period and the corresponding year-to-date reporting period. Under the if-converted method, we must recalculate this analysis each quarter to determine if the diluted shares from the 2008 Notes and 2010 Notes should be included in our diluted shares figures.

We purchased Convertible Note Hedges and sold Warrants which, in combination, have the effect of reducing the dilutive impact of the Zero Coupon Convertible Notes by increasing the effective conversion price for these Notes from our perspective to $72.08.  FAS 128, however, requires us to analyze the impact of the Convertible Note Hedges and Warrants on diluted EPS separately.  As a result, the purchase of the Convertible Note Hedge is excluded because its impact will always be anti-dilutive.  FAS 128 further requires that the impact of the sale of the Warrants be computed using the treasury stock method.  For example, using the treasury stock method, if the average price of our stock during the period ended March 31, 2004 had been $72.08, $80.00 or $90.00, the shares from the Warrants to be included in diluted EPS would have been zero, 1.0 million and 2.1 million shares, respectively. The total number of shares that could potentially be included under the Warrants is 12.9 million.  Since the average share price of our stock during the three months ended March 31, 2004 did not exceed the Conversion Price of $72.08, there was no impact of these Warrants on diluted shares or diluted EPS during that period.

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

Although we have significant European operations, we have determined that all of our operations have similar economic characteristics and may be aggregated with our United States operations into a single operational segment for reporting purposes.  Summarized revenue and long-lived asset information by geographic region is provided below:

Revenues:

	Three months ended March 31,
	2004	2003
United States	$180,568	$111,027
Europe	34,414	33,670
Total	$214,982	$144,697

Long-lived assets:

	March 31, 2004	December 31, 2003
United States	$465,838	$474,112
Europe	531,238	537,614
Total	$997,076	$1,011,726

12.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

We have a defined benefit pension plan and other postretirement benefit plans covering employees at our French subsidiaries.  These plans are noncontributory and are not funded; benefit payments are funded from operations.

A summary of the components of net periodic benefit costs is as follows:

	Pension Benefits For the three months ended March 31,		Other Benefits For the three months ended March 31,
	2004	2003	2004	2003
Service cost	$115	$87	$8	$87
Interest cost	83	67	21	59
Amortization of prior improvements	—	—	—	(55)
Recognized actuarial gain	(63)	—	(9)	(1)
Recognized gain due to plan curtailment	—	—	(4,214)	—
Change in benefit obligation	$135	$154	$(4,194)	$90

In the first quarter of 2004, we cancelled postretirement health care benefits for employees not yet retired.  This resulted in a gain of $4.2 million, which has been recognized as an offset to net periodic benefits costs for the three months ended March 31, 2004.

13.  SUBSEQUENT EVENTS

Investment in MDS Proteomics Inc.

In January 2003, we purchased from MDS Proteomics Inc. (MDSP), a privately-held Canadian company and a subsidiary of MDS Inc., a $30.0 million convertible note due 2010 and entered into a five-year research agreement focused on accelerating the clinical development of our pipeline of small chemical compounds.  Recently, MDSP determined to change its business model to focus upon the provision of services to the pharmaceutical and biotechnology industries, which it believes can lead to nearer term revenue and profitability.  In May 2004, we reached a non-binding agreement in principle with MDSP and MDS Inc. whereby the parties agreed to cancel the remaining term of the research agreement and exchange the note for shares of Class A Preferred Stock of MDSP as part of a plan to restructure MDSP’s operations.  As part of the planned restructuring, MDS Inc. also has agreed to purchase certain tax losses of MDSP for Cnd$15.0 million.  The restructuring is subject to the execution of definitive binding agreements among the parties.

We currently are evaluating our investment in MDSP in light of the planned restructuring to determine whether any impairment in the carrying value of this investment exists.  We expect to complete this evaluation in the second quarter of 2004.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A in conjunction with our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2003.

EXECUTIVE SUMMARY

Cephalon is an international biopharmaceutical company dedicated to the discovery, development and marketing of innovative products to treat sleep disorders, neurological disorders, cancer and pain. In addition to conducting an active research and development program, we market three products in the United States and numerous products in various countries throughout Europe.  Our three biggest products in terms of product sales, PROVIGIL, ACTIQ and GABITRIL, comprised approximately 89% of our worldwide net sales for the three months ended March 31, 2004. We market PROVIGIL, ACTIQ and GABITRIL in the United States through our approximately 500-person sales force.

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

On November 3, 2003, we entered into an Agreement and Plan of Merger with CIMA LABS INC. (CIMA). Pursuant to this agreement, we will acquire CIMA, and each outstanding share of CIMA common stock will be converted into the right to receive $34.00 per share in cash.  The total value of the transaction is approximately $405 million, net of CIMA’s cash and cash equivalents as of December 31, 2003.  The completion of the transaction is subject to several conditions, including the approval of the merger by the stockholders of CIMA and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act).  On January 23, 2004, we announced that we had received a request for additional information from the Federal Trade Commission as part of its review of the transaction under the HSR Act.  This request extends the waiting period under the HSR Act during which the FTC is permitted to review the proposed transaction.  We expect the merger will be completed in the second quarter of 2004.  As part of our business strategy in the future, we expect to consider and, as appropriate, consummate acquisitions of other technologies, products and businesses.

Our future success is highly dependent on obtaining and maintaining patent protection for our products and technology.  With respect to PROVIGIL, we have filed a patent infringement suit against four generic companies and are planning to file suit against a fifth company in the second quarter.  Depending on the results of this litigation, we could face generic competition as early as December 2005.  For ACTIQ, the patents covering the previous and current formulations are set to expire as early as May 2005 and September 2006, respectively.  The loss of patent protection on any of our existing products, whether by third-party challenge, invalidation or circumvention or by patent expiration, would materially impact our results of operations.

Over the past few years, we have pursued a strategy of both broadening the range of clinical uses that are approved by regulatory authorities and seeking new and improved formulations of our currently marketed products.  Our efforts resulted in approvals in 2004 of expanded labels for PROVIGIL in the United States and the United Kingdom, and will continue in 2004 as we conduct Phase 3 clinical trials of PROVIGIL in attention deficit/hyperactivity disorder (ADHD) and NUVIGIL in narcolepsy, obstructive sleep apnea/hypopnea syndrome (OSA/HS) and shift work sleep disorder (SWSD) and Phase 2 studies of GABITRIL in Post-Traumatic Stress Disorder and insomnia.  We also initiated in early 2004 clinical development of a sugar-free formulation of ACTIQ and will initiate in the second half of 2004 a Phase 3 clinical program evaluating GABITRIL for the treatment of anxiety disorders.

We also have devoted significant resources to the development of therapeutics to treat neurological and oncological disorders.  In the neurology area, we have a program with a molecule, CEP-1347, that has entered into an 800-patient Phase 2/3 clinical trial for the treatment of patients with early stage Parkinson’s disease.  In the cancer area, we have a program with a molecule, CEP-701, and are currently enrolling patients for Phase 2 clinical trials in patients suffering from prostate cancer and acute myeloid leukemia (AML) and a Phase 1 program with another molecule, CEP-7055, to evaluate safety and tolerability in patients with treatment refractory tumors.  In the pharmaceutical industry, the regulatory approval for the sale of new pharmaceutical products remains highly uncertain because the majority of therapeutic candidates fail to show the human safety and efficacy necessary for regulatory approval and successful commercialization.   In addition, these efforts require substantial time, effort and financial resources.  Our success in developing and commercializing these product candidates, or new or improved formulations of existing products, will be a significant factor in our future success.

We have significant levels of indebtedness outstanding, the majority of which consists of convertible notes with stated conversion prices or restricted conversion prices higher than our stock price as of the date of this filing. Of our outstanding convertible notes, $600.0 million in aggregate principal amount outstanding matures in 2006.  The rate of our future growth and our ability to generate sufficient cash flows from operations to service and repay our indebtedness ultimately will depend, in large part, on our ability to maintain patent protection on our existing products and successfully acquire or develop new products and new indications for our existing products.

RESULTS OF OPERATIONS

Three months ended March 31, 2004 compared to three months ended March 31, 2003:

	For the three months ended March 31,
	2004	2003	Change	% Change
Sales:
PROVIGIL	$94,553	$55,789	$38,764	69%
ACTIQ	70,156	46,201	23,955	52
GABITRIL	22,711	12,672	10,039	79
Other	22,971	22,931	40	—
Total sales	210,391	137,593	72,798	53

Total other revenues	4,591	7,104	(2,513)	(35)

Total revenues	$214,982	$144,697	$70,285	49%

Sales– In the United States, we sell our products to pharmaceutical wholesalers.  Decisions made by these wholesalers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) can materially affect the level of our sales in any particular period and thus may not necessarily correlate to the number of prescriptions written for our products as reported by IMS Health.  We attempt to minimize these fluctuations, both by providing, from time to time, discounts to our customers to stock normal amounts of inventory and by canceling orders if we believe a particular customer is speculatively buying inventory in anticipation of possible price increases.  However, we do not have any agreements, understandings or business practices under which we extend incentives based on levels of inventory held by wholesalers.  We believe that wholesaler inventories as of March 31, 2004 for all three of our products were within a normal range.  However, we do not have access to the actual inventory levels of our products held by our wholesalers.

At the beginning of 2004, we consolidated our two former U.S. sales forces into a single unit that now details all three products to a broader group of physicians, including primary care physicians (e.g. internists, general practitioners and family practitioners). In addition, we recently expanded this combined force to over 500 persons. We believe this substantially larger sales force, coupled with focused marketing efforts designed to educate physicians and communicate the benefits of our products, contributed to the 53% increase in total sales from period to period.

In addition to our larger sales presence, other factors which contributed to the increase in sales are summarized as follows:

•      Sales of PROVIGIL increased 69% in the first quarter of 2004 as compared to 2003. U.S. prescriptions for PROVIGIL increased by 33%, according to IMS Health. In January, the U.S. Food and Drug Administration granted an expanded U.S. label for PROVIGIL, which is now indicated to improve wakefulness in patients with excessive sleepiness associated with obstructive sleep apnea, shift work sleep disorder as well as narcolepsy.  The period-to-period change was also impacted by lower sales recorded in the first quarter of 2003 as a result of the depletion of inventory levels at certain wholesalers in the first quarter of 2003. Additionally, domestic prices increased approximately 8.2% from period to period.

•      Sales of ACTIQ increased 52% as compared to the same period last year. U.S. prescriptions for ACTIQ increased by 60%, according to IMS Health. In addition, domestic prices increased approximately 7.5% from period to period.

•      Sales of GABITRIL increased 79% as compared to the same period last year. U.S. prescriptions for GABITRIL increased by 45%, according to IMS Health. While applicable laws and regulations prevent us from promoting our products for uses beyond those contained in the approved label, our analysis of prescription data for GABITRIL in the United States indicated a considerable portion of the increase in prescriptions is due to the fact that some physicians have elected to explore new uses for GABITRIL including anxiety, insomnia, and neuropathic pain. An increase in domestic prices of approximately 11.1% period over period also contributed to higher sales recorded in 2004.

•      Other sales consist primarily of sales of other products and certain third party products in various international markets, principally in France. The most significant sales in this category are SPASFON® (phloroglucinol) and FONZYLANE® (buflomedil).

Other Revenues–– Total other revenues in 2004 and 2003 is mainly comprised of revenue recognized under collaborative agreements. The decrease of 35% from period to period is primarily due to lower expenditures on our CEP-7055 program and on our CEP-1347 program for which we are reimbursed. The level of other revenue recognized from period to period may continue to fluctuate based on the status and activity of each related project and terms of each collaboration agreement.  Therefore, past levels of other revenues may not be indicative of future levels.

	For the three months ended March 31,
	2004	2003	Change	% Change
Costs and expenses:
Cost of sales	$25,977	$20,538	$5,439	26%
Research and development	56,482	33,107	23,375	71
Selling, general and administrative	82,502	55,155	27,347	50
Depreciation and amortization	11,497	10,641	856	8
	$176,458	$119,441	$57,017	48%

Cost of Sales–– The cost of sales was approximately 12% of net sales for the first quarter of 2004 and 15% of net sales for the first quarter of 2003.  The decrease is due to cost savings realized from our transfer of U.S. ACTIQ manufacturing from Abbott Laboratories to our Salt Lake City facility beginning in June 2003, partially offset by higher costs related to other products sold in France.

Research and Development Expenses––Research and development expenses increased $23.4 million, or 71%, in the first quarter of 2004 as compared to the first quarter of 2003. Approximately $16.8 million of this increase is due to costs associated with (1) additional clinical studies initiated in 2004 to explore the utility of GABITRIL beyond its current indication, (2) increased expenditures associated with enrollment of our Phase 2/3 study of CEP-1347, (3) costs incurred with Phase 3 clinical programs of PROVIGIL in Pediatric ADHD started in late 2003, and

(4) costs incurred with our Phase 3 studies of NUVIGIL™ (armodafinil), a single-isomer of PROVIGIL, started in the fourth quarter of 2003.  Additionally, we incurred $4.2 million during the first quarter of 2004 for the production of MYOTROPHIN in support of a Phase 3 study being performed by certain physicians.  We also recognized an expense of $1.2 million in 2004 for a milestone payment due to a third-party under a GABITRIL license agreement.

Selling, General and Administrative Expenses––Selling, general and administrative expenses increased $27.3 million, or 50%, in the first quarter of 2004 as compared to the first quarter of 2003.  Sales and marketing costs increased $27.4 million in the U.S. as a result of the expansion of our field sales forces, additional product promotional expenses and an increased number of medical education programs. These increases in sales and marketing costs were partially offset by the recognition of a gain of $4.2 million in the first quarter of 2004 as a result of retiree medical benefit changes for current employees at Cephalon France.

Depreciation and Amortization Expenses––Depreciation and amortization expenses increased by $0.9 million, or 8%, in the first quarter of 2004 as compared to the first quarter of 2003. Increases in depreciation expenses accounted for all of this increase, as a result of increased capital spending on capitalized software and building improvements at our West Chester location.

	For the three months ended March 31,
	2004	2003	Change	% Change
Other income and expense:
Interest income	$3,246	$2,594	$652	25%
Interest expense	(5,890)	(8,536)	2,646	31
Charge on early extinguishment of debt	(961)	—	(961)	—
Other income (expense), net	(466)	424	(890)	(210)
	$(4,071)	$(5,518)	$1,447	26%

Other Income and Expense–– Total other income and expense, net, decreased $1.4 million, or 26%, in the first quarter of 2004 from the first quarter of 2003 due to:

•      Interest income increased by $0.7 million in the first quarter of 2004 due to higher average investment balances partially offset by lower investment returns.

•      Interest expense decreased by $2.6 million due primarily to:

•      a decrease in interest and amortization expense of $2.5 million associated with the July 2003 redemption of our 5.25% convertible subordinated notes,

•      a decrease in interest expense of $0.7 million on our 2.5% convertible subordinated notes as a result of the interest rate swap agreement in effect for $200.0 million of the outstanding $600.0 million balance,

•      an increase in amortization expense of $1.0 million associated with debt issuance costs from the June 2003 sale of our Zero Coupon Convertible Subordinated Notes.

•      In the first quarter of 2004, we recognized a charge of $1.0 million associated with the repurchase of $10.0 million of our 3.875% convertible subordinated notes.

•      Other income decreased by $0.9 million in the first quarter of 2004 from the first quarter of 2003 primarily due to the recording of a $1.0 million gain on the increase in the fair value of a foreign currency derivative instrument in the first quarter of 2003.

	For the three months ended March 31,
	2004	2003	Change	% Change
Income tax expense	$(12,742)	$(7,500)	$(5,242)	(70)%

Income Taxes–– We recognized $12.7 million of income tax expense in the first quarter of 2004 and $7.5 million of income tax expense in the first quarter of 2003 based on an overall estimated annual effective tax rate of approximately 37% in 2004 and 38% in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and investments at March 31, 2004 were $1.1 billion, representing 48% of total assets.  Working capital, which is calculated as current assets less current liabilities, was $1.2 billion at March 31, 2004.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $9.4 million for the three months ended March 31, 2004 as compared to $4.2 million for 2003. The increase reflects our higher income from operations as a result of our strong sales growth, partially offset by the impact of the timing of trade receivables.

Net Cash Used for Investing Activities

Net cash used for investing activities was $23.4 million for the three months ended March 31, 2004 as compared to $22.0 million for 2003. During 2003, we purchased non-marketable securities totaling $33.0 million, including securities of MDS Proteomics Inc., a privately-held Canadian company. We made capital expenditures of $9.2 million in the first quarter of 2004 and $5.9 million in the first quarter of 2003. These expenditures were primarily for facilities improvements at our West Chester, Salt Lake City and France locations to accommodate our growth and also for manufacturing equipment at our Salt Lake City location for the production of ACTIQ for the U.S. and European markets.

Net Cash Used for Financing Activities

Net cash used for financing activities was $5.6 million for the three months ended March 31, 2004, as compared to $1.8 million in 2003. The change is primarily the result of the retirement in March 2004 of $10.0 million in convertible subordinated notes, partially offset by increased volume of exercises of common stock options in the first quarter of 2004 as compared to the same period in 2003. The extent and timing of option exercises are primarily dependent upon the market price of our common stock and general financial market conditions, as well as the exercise prices and expiration dates of the options.

Outlook

Cash, cash equivalents and investments at March 31, 2004 were $1.1 billion.  We expect to use our remaining cash, cash equivalents and investments for working capital and general corporate purposes, including the acquisition of businesses, products, product rights, or technologies, the payment of contractual obligations, including scheduled interest payments on our convertible notes, and/or the purchase, redemption or retirement of our convertible notes. Prior to 2001, we had negative cash flows from operations and used the proceeds of public and private placements of our equity and debt securities to fund operations. At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth in 2005 and beyond, such as the degree of market acceptance and exclusivity of our products, competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop new formulations of our existing products and to demonstrate the utility of our products in indications beyond those already included in the FDA approved labels.  However, we expect that sales of our three most significant marketed products, PROVIGIL, ACTIQ and GABITRIL, in combination with other revenues, should allow us to continue to generate profits and positive cash flows from operations in the near term.

Analysis of prescription data for PROVIGIL in the United States indicates physicians elected to prescribe the product to treat a number of indications outside of its initially labeled indication of excessive daytime sleepiness associated with narcolepsy.  Our strategy for PROVIGIL is to broaden the range of clinical uses that are approved by the FDA and European regulatory agencies to include many of its currently prescribed uses.  In January 2004, we received approval from the FDA to expand the label for PROVIGIL to include improving wakefulness in patients with excessive sleepiness associated with SWSD and OSA/HS. In the first quarter of 2004, we launched PROVIGIL for these new indications with an expanded sales force of over 500 persons.  In April 2004, we announced that we had received marketing approval in the United Kingdom to expand the label of PROVIGIL to include the treatment of excessive sleepiness in patients with chronic pathological conditions, including narcolepsy, OSA/HS and moderate to severe SWSD.  We expect the addition of these new indications, coupled with a larger sales force, to have a meaningful and positive impact on PROVIGIL sales in 2004.

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

On March 28, 2003, we filed a patent infringement lawsuit in U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Pharmaceuticals Inc., and Barr Laboratories, Inc. based upon the ANDAs filed by each of these companies seeking FDA approval for a generic equivalent of modafinil.  The lawsuit claims infringement of our U.S. Patent No. RE37516, which covers the pharmaceutical compositions and uses of modafinil.  This litigation is currently in the discovery phase and we expect that the trial will begin sometime in 2005.  We recently received notice that Sandoz, Inc. also has filed an ANDA for a generic equivalent of modafinil.  We are in the process of evaluating this filing and plan shortly to file a patent infringement lawsuit against Sandoz.  While we intend to vigorously defend the validity, and prevent infringement, of this patent, these efforts will be both expensive and time consuming and, ultimately, may not be successful.  See “-Certain Risks Related to Our Business.”  Our sales of ACTIQ also depend on our existing patent protection for the approved compressed powder formulation, which expires in the U.S. in September 2006, and for the formulation of ACTIQ we sold prior to June 2003, which expires in May 2005.  If we perform an additional clinical study in pediatric patients that is agreeable to the FDA, the FDA could grant us six months of exclusivity beyond the expiration of these patents.  We intend to perform such a study once a mutually agreed upon clinical protocol is reached with the FDA.

We expect to continue to incur significant expenditures associated with conducting additional clinical studies to explore the utility of our products in treating disorders beyond those currently approved in their respective labels.  With respect to PROVIGIL, we are currently enrolling patients into Phase 3 clinical programs in ADHD in children and have commenced a Phase 3 program for NUVIGIL, the R-isomer of modafinil. With respect to GABITRIL, we announced in April 2004 that we will initiate a Phase 3 clinical program in the second half of 2004 evaluating GABITRIL for the treatment of anxiety disorders.  In addition, in the second quarter of 2003, we initiated a Phase 2 study of GABITRIL in Post Traumatic Stress Disorder, which should be completed in the first half of 2004 and, in early 2004, we initiated a Phase 2 study of GABITRIL in insomnia and studies of a sugar-free formulation of ACTIQ.  We also expect to continue in 2004 our Phase 2/3 studies of CEP-1347 for the treatment of Parkinson’s Disease.  In the future, we expect to continue to incur significant expenditures to fund research and development activities, including clinical trials, for our other product candidates and for improved formulations for our existing products.  In the future, we may seek to mitigate the risk in our research and development programs by seeking sources of funding for a portion of these expenses through collaborative arrangements with third parties. However, we intend to retain a portion of the commercial rights to these programs and, as a result, we still expect to spend significant funds on our share of the cost of these programs, including the costs of research, preclinical development, clinical research and manufacturing.

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

•      collaboration revenues;

•      cost and timing of clinical trials;

•      marketing and other expenses; and

•      manufacturing or supply disruptions.

We have significant indebtedness outstanding, consisting principally of indebtedness on convertible subordinated notes.  The following table summarizes the principal terms of our convertible subordinated notes outstanding as of March 31, 2004:

Security	Outstanding (in millions)	Conversion Price		Other
2.5% Convertible Subordinated Notes due December 2006	$600.0	$81.00		• Redeemable on or after December 20, 2004 at our option at a redemption price of 100% of the principal amount redeemed.
3.875% Convertible Subordinated Notes due March 2007	$33.0	$70.36		• Redeemable on March 28, 2005 at option of holder at a redemption price of 100% of principal amount redeemed.
Zero Coupon Convertible Notes due June 2033, first putable June 15, 2008	$375.0	$59.50	*	• Redeemable on June 15, 2008 at either option of holder or us at a redemption price of 100.25% of the principal amount redeemed.
Zero Coupon Convertible Notes due June 2033, first putable June 15, 2010	$375.0	$56.50	*	• Redeemable on June 15, 2010 at either option of holder or us at a redemption price of 100.25% of the principal amount redeemed.

*      Stated conversion prices as per the terms of the notes.  However, each convertible note contains certain terms restricting a holder’s ability to convert the notes, including that a holder may only convert if the closing price of our stock on the day prior to conversion is higher than $71.40 or $67.80 with respect to the 2008 notes or the 2010 notes, respectively.  For a more complete description of these notes, including the convertible note hedge strategy we entered into when we sold the notes and the related potential impact of the notes and hedge strategy on the calculation of earnings per share, see Notes 1 and 10 to our consolidated financial statements included in Item 8 of our Form 10-K for the fiscal year ended December 31, 2003.

The annual interest payments on the $1,383.0 million of convertible notes outstanding as of March 31, 2004 are $16.3 million, payable at various dates throughout the year.  In the future, we may agree to exchanges of the notes for shares of our common stock or may determine to use a portion of our existing cash on hand to purchase, redeem or retire all or a portion of the outstanding convertible notes.  In January 2003, we entered into an interest rate swap agreement with a financial institution relating to our $600.0 million 2.5% convertible notes in the aggregate notional amount of $200.0 million.  Under the swap, we agreed to pay a variable interest rate on this $200.0 million notional amount equal to LIBOR-BBA + .29% in exchange for the financial institution’s agreement to pay a fixed rate of 2.5%.  The variable interest rate is re-calculated at the beginning of each quarter.  Effective April 1, 2004, the interest rate is 1.40%.  We also agreed to provide the financial institution with cash collateral to support our obligations under the agreement.  The current collateral amount is $3.0 million and is recorded in Other Assets in our consolidated balance sheet.

As part of our business strategy, we plan to consider and, as appropriate, make acquisitions of other businesses, products, product rights or technologies. On November 3, 2003, we announced that we had signed a definitive agreement to acquire by merger all of the outstanding shares of CIMA LABS INC. for $34 cash per share.  The total value of the transaction is approximately $405 million net of CIMA’s cash and cash equivalents as of December 31, 2003, which we would expect to fund from our existing cash, cash equivalents and investments.  The merger is subject to certain closing conditions, including the approval of the merger agreement by the stockholders of CIMA and the expiration or termination of the applicable waiting period under the HSR Act.  On January 23, 2004, we received a request for additional information from the Federal Trade Commission pertaining to the pending merger. This request extends the waiting period under the HSR Act during which the FTC is permitted to review the proposed transaction.  If the HSR condition is not satisfied and the transaction is not closed by June 30, 2004 (unless the parties mutually agree to an extension), we will be required to pay CIMA a break fee in the amount of $16.25 million.  Although we have sufficient cash and cash equivalents on hand to complete this transaction, in the future our cash reserves and other liquid assets may be inadequate to consummate future acquisitions and it may be necessary for us to raise substantial additional funds to complete these transactions.  In addition, as a result of our acquisition efforts, we are likely to experience significant charges to earnings for merger and related expenses (whether or not our efforts are successful) that may include transaction costs, closure costs or acquired in-process research and development charges.

In February 2004, we filed with the SEC a $1.0 billion universal shelf registration statement covering the issuance and sale from time to time, of common and preferred stock, debt securities and warrants.  While we have no current plans to access the capital markets, the shelf registration statement would allow us to expediently access capital markets periodically in the future.

In January 2003, we purchased from MDS Proteomics Inc. (MDSP), a privately-held Canadian company and a subsidiary of MDS Inc., a $30.0 million convertible note due 2010 and entered into a five-year research agreement focused on accelerating the clinical development of our pipeline of small chemical compounds.  Recently, MDSP determined to change its business model to focus upon the provision of services to the pharmaceutical and biotechnology industries, which it believes can lead to nearer term revenue and profitability.  In May 2004, we reached a non-binding agreement in principle with MDSP and MDS Inc. whereby the parties agreed to cancel the remaining term of the research agreement and exchange the note for shares of Class A Preferred Stock of MDSP as part of a plan to restructure MDSP’s operations.  As part of the planned restructuring, MDS Inc. also has agreed to purchase certain tax losses of MDSP for Cnd$15.0 million.  The restructuring is subject to the execution of definitive binding agreements among the parties.  We currently are evaluating our investment in MDSP in light of the planned restructuring to determine whether any impairment in the carrying value of this investment exists.  We expect to complete this evaluation in the second quarter of 2004.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003 in the “Critical Accounting Policies and Estimates” section and the “Recent Accounting Pronouncements” section.

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

For the three months ended March 31, 2004, approximately 89% of our worldwide net sales were derived from sales of PROVIGIL, ACTIQ and GABITRIL. We cannot be certain that these products will continue to be accepted in their markets. Specifically, the following factors, among others, could affect the level of market acceptance of PROVIGIL, ACTIQ and GABITRIL:

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

Even with the approval in January 2004 of a broader label for PROVIGIL, the markets for the approved indications of PROVIGIL and GABITRIL remain relatively small. Analysis of prescription data indicates that a significant portion of our product sales is derived from the use of these products outside of their labeled indications. We believe that the growth of PROVIGIL and GABITRIL will be greater if we are able to further expand the approved indications for these products.

To this end, we are developing a proprietary formulation of modafinil for the treatment of ADHD in children and are currently enrolling patients into a Phase 3 program. We also have initiated Phase 2 studies of GABITRIL for the treatment of insomnia and we will initiate a Phase 3 clinical program in the second half of 2004 evaluating GABITRIL for the treatment of anxiety disorders.  If the results of the Phase 2 GABITRIL study in insomnia is positive, we will need to conduct additional studies before we can apply to regulatory authorities to expand the authorized uses of GABITRIL for this indication. We do not know whether these current or future studies will demonstrate safety and efficacy, or if they do, whether we will succeed in receiving regulatory approval to market these products for these or other disorders. If the results of some of these additional studies are negative, this could undermine physician and patient comfort with the product, limit its commercial success, and diminish its acceptance. Even if the results of these studies are positive, the impact on sales of these products may be minimal unless we are able to obtain FDA and foreign medical authority approval to expand the authorized uses of this product. FDA regulations limit our ability to communicate the results of additional clinical studies to patients and physicians without first obtaining regulatory approval for any expanded uses.

We may not be able to maintain adequate protection for our intellectual property or market exclusivity for certain of our products and, therefore, competitors may develop competing products, which could result in a decrease in sales and market share, cause us to reduce prices to compete successfully and limit our commercial success.

We place considerable importance on obtaining patent protection for new technologies, products and processes. To that end, we file applications for patents covering the compositions or uses of our drug candidates or our proprietary processes. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal, scientific and factual questions. To date, no consistent policy has emerged regarding breadth of claims in such companies’ patents. Accordingly, the patents and patent applications relating to our products, product candidates and technologies may be challenged, invalidated or circumvented by third parties and might not protect us against competitors with similar products or technology. Patent disputes in our industry are frequent and can preclude commercialization of products. If we ultimately engage in and lose any such disputes, we could be subject to competition or significant liabilities, we could be required to enter into third party licenses or we could be required to cease using technology or product in dispute. In addition, even if such licenses are available, the terms of any license requested by a third party could be unacceptable to us.

The U.S. composition of matter patent for modafinil expired in 2001. We own U.S. and foreign patent rights that expire between 2014 and 2015 covering pharmaceutical compositions and uses of modafinil and, more specifically, covering certain particle sizes of modafinil contained in the pharmaceutical composition. Ultimately, these patents might be found invalid as the result of a challenge by a third party, or a potential competitor could develop a competing product or product formulation that avoids infringement of these patents. To date, the FDA has accepted five ANDAs, for pharmaceutical products containing modafinil. Each of these ANDAs contained a Paragraph IV certification in which the ANDA applicant certified that the U.S. particle-size modafinil patent covering PROVIGIL either is invalid or will not be infringed by the ANDA product. On March 28, 2003, we filed a patent infringement lawsuit in U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Pharmaceuticals Inc., and Barr Laboratories, Inc. based upon the ANDAs filed by each of these companies with the FDA. The lawsuit claims infringement of our U.S. Patent No. RE37516. This litigation is currently in the discovery phase, and we expect that the trial will begin sometime in 2005. We recently received notice that Sandoz, Inc. has also filed an ANDA for a generic equivalent of modafinil.  We are in the process of evaluating this filing and plan shortly to file a patent infringement lawsuit against Sandoz.  While we intend to vigorously defend the validity of this patent and prevent infringement, these efforts will be both expensive and time consuming and, ultimately, may not be successful.

In early 2004, Barr and Ranbaxy each announced the receipt of tentative FDA approval for their respective generic versions of PROVIGIL. If the court finds the particle-size patent is invalid or not infringed, Barr and Ranbaxy could begin selling their modafinil-based products upon the expiration of our FDA orphan drug exclusivity, currently in December 2005, which would significantly and negatively impact revenues from PROVIGIL. We do not know whether the ANDAs filed by Teva, Mylan and Sandoz have been, or will be, tentatively approved by the FDA

If we perform an additional clinical study of PROVIGIL in pediatric patients that is acceptable to the FDA, the FDA could grant us a six-month extension of our orphan drug exclusivity (to June 2006) and six months of exclusivity beyond the 2014 expiration of the particle-size patent term. However, we cannot be sure that we will be able to reach an agreement with the FDA with respect to an appropriate pediatric study.

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

With respect to GABITRIL, there are three U.S. composition-of-matter patents covering the currently approved product: a patent claiming tiagabine, the active drug substance in GABITRIL; a patent claiming crystalline tiagabine hydrochloride monohydrate and its use as an anti-epileptic agent; and a patent claiming anhydrous crystalline tiagabine hydrochloride and processes for its preparation.  These patents currently are set to expire in 2011, 2012 and 2017, respectively.  There also is a pharmaceutical composition patent covering the currently approved product and processes for its preparation, which is set to expire in 2016.  Supplemental Protection Certificates based upon corresponding foreign patents covering this product are set to expire in 2011.  Ultimately, these patents might be found invalid as the result of a challenge by a third party, or a potential competitor could develop a competing product or product formulation that avoids infringement of these patents.

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

As our products are used commercially, unintended side effects, adverse reactions or incidents of misuse may occur that could result in additional regulatory controls, adverse publicity and reduced sales of our products.

During research and development, the use of pharmaceutical products, such as ours, is limited principally to clinical trial patients under controlled conditions and under the care of expert physicians. The widespread commercial use of our products could produce undesirable or unintended side effects that have not been evident in our clinical trials or the relatively limited commercial use to date. In addition, in patients who take multiple medications, drug interactions could occur that can be difficult to predict. Additionally, incidents of product misuse, product diversion or theft may occur, particularly with respect to products such as ACTIQ and PROVIGIL, which contain controlled substances. These events, among others, could result in additional regulatory controls that could limit the circumstances under which the product is prescribed or even lead to the withdrawal of the product from the market. More specifically, ACTIQ has been approved under regulations concerning drugs with certain safety profiles, under which the FDA has established special restrictions to ensure safe use. Any violation of these special restrictions could lead to the imposition of further restrictions or withdrawal of the product from the market.

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

As of March 31, 2004, we had $1,412.4 million of indebtedness outstanding, including $1,383.0 million outstanding under convertible notes with stated conversion prices or restricted conversion prices higher than our stock price as of the date of this filing. Of our outstanding convertible notes, $600.0 million matures in 2006. There are no restrictions on our use of our existing cash, cash equivalents and investments, and we cannot be sure that these funds will be available or sufficient in the future to enable us to repay our indebtedness. In the future, these factors, among other things, could make it difficult for us to service, repay or refinance our indebtedness or to obtain additional financing in the future, or limit our future flexibility and make us more vulnerable in the event of a downturn in our business. Unless we are able to generate cash flow from operations that, together with our available cash on hand, is sufficient to repay our indebtedness, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

Our product sales and related financial results will fluctuate, and these fluctuations may cause our stock price to fall, especially if investors do not anticipate them.

A number of analysts and investors who follow our stock have developed models to attempt to forecast future product sales and expenses, and have established earnings expectations based upon those models. These models, in turn, are based in part on estimates of projected revenue and earnings that we disclose publicly. Forecasting future revenues is difficult, especially when we only have a few years of commercial history and when the level of market acceptance of our products is changing rapidly. Forecasting is further complicated by the difficulties in estimating both existing stocking levels at pharmaceutical wholesalers and retail pharmacies and the timing of their purchases to replenish these stocks. As a result, it is likely that our revenues will fluctuate significantly, which may not meet with market expectations and which also may adversely affect our stock price. There are a number of other factors that could cause our financial results to fluctuate unexpectedly, including:

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

The conditions that our products treat, and some of the other disorders for which we are conducting additional studies, are currently treated with several drugs, many of which have been available for a number of years or are available in inexpensive generic forms. With respect to PROVIGIL, there are several other products used for the treatment of excessive sleepiness or narcolepsy in the United States, including methylphenidate products such as RITALIN® by Novartis, and in our other territories, many of which have been available for a number of years and are available in inexpensive generic forms. With respect to ACTIQ, we face competition from numerous short- and long-acting opioid products, including three products––Johnson & Johnson’s DURAGESIC®, Purdue Pharmaceutical’s OXYCONTIN® and MS-CONTIN®––that dominate the market. We also are aware of numerous other companies developing other technologies for rapidly delivering opioids to treat breakthrough pain, including transmucosal, transdermal, nasal spray and inhaled delivery systems, among others. For example, in September 2003, Johnson & Johnson filed an NDA with the FDA for E-Trans®, a battery-powered transdermal patch that allows on-demand delivery of fentanyl with rapid absorption. With respect to GABITRIL, there are several products, including NEURONTIN® (gabapentin) by Pfizer, used as adjunctive therapy for the partial seizure market. Some are well-established therapies that have been on the market for several years while others have recently entered the partial seizure marketplace. In addition, several treatments for partial seizures are available in inexpensive generic forms. If we are successful in our efforts to expand the label of GABITRIL to include anxiety disorders, we will face significant competition from well-established Selective Serotonin Reuptake Inhibitor (SSRI) products such as Paxil®, Effexor XR® and Lexapro®, as well as Pregabalin®, a GABA modulator similar to GABITRIL, for which Pfizer filed an NDA in November 2003.  For all of our products, we need to demonstrate to physicians, patients and third party payers that the cost of our products is reasonable and appropriate in the light of their safety and efficacy, the price of competing products and the related health care benefits to the patient.

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

On November 3, 2003, we signed a definitive agreement to acquire by merger all of the outstanding shares of CIMA LABS INC. for $34.00 per share in cash. The merger is subject to certain closing conditions, including the approval of the merger agreement by CIMA LABS stockholders and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR). On January 23, 2004, we received a request for additional information from the Federal Trade Commission pertaining to the pending merger. If the HSR condition is not satisfied and the transaction is not closed by June 30, 2004 (unless the parties mutually agree to an extension), we will be required to pay CIMA LABS a break fee in the amount of $16.25 million. If the transaction does not close for any reason, we will not realize the anticipated benefits of the CIMA LABS transaction.

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

The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future. For example, from January 1, 2003 through May 3, 2004, our common stock traded at a high price of $60.98 and a low price of $36.91. Negative announcements, including, among others:

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

Historically, a portion of our revenues and expenses has been earned and incurred, respectively, in currencies other than the U.S. dollar. For the three months ended March 31, 2004, approximately 16% of our revenues was denominated in currencies other than the U.S. dollar. We translate revenues earned and expenses incurred into U.S. dollars at the average exchange rate applicable during the relevant period. A weakening of the U.S. dollar would, therefore, increase both our revenues and expenses. Fluctuations in the rate of exchange between the U.S. dollar and the euro and other currencies may affect period-to-period comparisons of our operating results. Historically, we have not hedged our exposure to these fluctuations in exchange rates.

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

Our principal customers are wholesale drug distributors. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. Three large wholesale distributors control a significant share of the market. For the three months ended March 31, 2004, these wholesaler customers, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, in the aggregate, accounted for 88% of our worldwide net sales. The loss or bankruptcy of any of these customers could materially and adversely affect our results of operations and financial condition.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to foreign currency exchange risk related to operations conducted by our European subsidiaries that have transactions, assets, and liabilities denominated in foreign currencies that are translated into U.S. dollars for consolidated financial reporting purposes.  Historically, we have not hedged any of these foreign currency exchange risks.  For the three months ended March 31, 2004, an average 10% weakening of the U.S. dollar relative to the currencies in which our European subsidiaries operate would have resulted in an increase of $3.4 million in reported total revenues and a corresponding increase in reported expenses.  This sensitivity analysis of the effect of changes in foreign currency exchange rates does not assume any changes in the level of operations of our European subsidiaries.

In January 2003, we entered into an interest rate swap agreement with a financial institution, relating to or $600.0 million 2.5% convertible subordinated notes, in the aggregate notional amount of $200.0 million. We pay interest under the swap based on the 3-month LIBOR-BBA rate plus 29 basis points, adjusted quarterly.  Effective April 1, 2004, the interest rate is 1.40%.  At inception, we recognized a premium on the value of the bonds of $2.2 million that we will amortize and recognize as interest expense over the remaining term of the notes.  We also recognize adjustments to interest expense based on changes in the fair values of the bonds and the swap agreement each quarter.  If LIBOR increases or decreases by 100 basis points, our annual interest expense would change by $2.0 million.  Changes in interest rates and the price and volatility of our common stock would also affect the fair values of the notes and the swap agreement, resulting in adjustments to interest expense.

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

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 28, 2003, we filed a patent infringement lawsuit in U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Pharmaceuticals Inc., and Barr Laboratories, Inc. based upon the ANDAs filed by each of these companies seeking FDA approval for a generic equivalent of modafinil.  The lawsuit claims infringement of our U.S. Patent No. RE37516, which covers the pharmaceutical compositions and methods of treatment with the form of modafinil contained in PROVIGIL.  The litigation is currently in the discovery phase.  We recently received notice that Sandoz, Inc. also has filed an ANDA for a generic equivalent of modafinil.  We are in the process of evaluating this filing and plan shortly to file a patent infringement lawsuit against Sandoz.  We intend to vigorously defend the validity, and prevent infringement, of this patent.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Company and Affiliated Purchasers.  During the first quarter of 2004, we repurchased $10.0 million principal amount of our 3.875% convertible subordinated notes due March 2007. Prior to the repurchases, a total of $43.0 million principal amount of the 3.875% Notes were outstanding. The 3.875% Notes are convertible, at the holder’s option, into shares of our common stock at a price of $70.36 per share. The following table sets forth information regarding our repurchases of the 3.875% Notes.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Principal Amount of 3.875% Notes Purchased		Average Price Paid Per $1,000 Principal Amount of the 3.875% Notes		Total Principal Amount of 3.875% Notes Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of 3.875% Notes that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2004	—		—		—	—
February 1 – February 29, 2004	—		—		—	—
March 1 – March 31, 2004	$10,000,000	(1)	$1,095	(2)	—	—
Total	$10,000,000		$1,095		—	—

(1)   The total principal amount of these 3.875% Notes was convertible into 142,127 shares of the our common stock as of the date of repurchase.

(2)   On an “as converted” basis, the average purchase price paid per share of common stock issuable upon conversion of the 3.875% Notes was $77.04.

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

(b)   Reports on Form 8-K:

During the first quarter of 2004, we filed the following Current Report on Form 8-K:

•      On January 23, 2004, we filed a Current Report on Form 8-K announcing that we had received a request for additional information from the Federal Trade Commission (FTC) pertaining to Cephalon’s pending merger with CIMA.

In addition, on February 12, 2004, we furnished a Current Report on Form 8-K (Item 12) that included a Press Release dated February 10, 2004 publicly announcing certain financial results from the fourth quarter and full year ended December 31, 2003, reiterating full year 2004 sales and diluted earnings per share guidance and introducing first quarter 2004 sales and earnings per share guidance.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEPHALON, INC.
(Registrant)

May 10, 2004	By	/s/ FRANK BALDINO, JR.
Frank Baldino, Jr., Ph.D.
Chairman and Chief Executive Officer
(Principal executive officer)

	By	/s/ J. KEVIN BUCHI
J. Kevin Buchi
Senior Vice President and Chief Financial Officer
(Principal financial and accounting officer)