Form 10-Q
period 2004-06-30
CEPHALON INC
filed 2004-08-06
CIK 873364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission File Number        000-19119

CEPHALON, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	23-2484489
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

145 Brandywine Parkway, West Chester, PA	19380-4245
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 2, 2004
Common Stock, par value $.01	56,676,544 Shares

CEPHALON, INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical facts or statements of current condition, this report and the documents into which this report is and will be incorporated contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements contained in this report constitute our expectations or forecasts of future events as of the date this report was filed with the SEC and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. In particular, these forward-looking statements include, among others, statements about:

•                  our dependence on sales of PROVIGIL® (modafinil) tablets [C-IV], ACTIQ® (oral transmucosal fentanyl citrate) [C-II] and GABITRIL® (tiagabine hydrochloride) in the United States and the market prospects and future marketing efforts for these products, including with respect to expected new indications for PROVIGIL;

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

•                  our ability to close the CIMA LABS INC. transaction and the timing thereof; and

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

•                  our ability to obtain regulatory approvals of our product candidates or of expanded indications for certain of our existing products;

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

•                  our ability to obtain the necessary regulatory approvals to complete the CIMA transaction; and

•                  enactment of new government regulations, court decisions, regulatory interpretations or other initiatives that are adverse to us or our interests.

We do not intend to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. We discuss in more detail the risks that we anticipate in the section above included in Part I, Item 2 hereof and entitled “Certain Risks Related to our Business.” This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CEPHALON, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share data)	2004	2003
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,045,994	$1,115,699
Investments	162,836	39,464
Receivables, net	97,558	86,348
Inventory, net	68,184	61,249
Deferred tax asset	59,870	57,972
Other current assets	23,862	9,198
Total current assets	1,458,304	1,369,930

PROPERTY AND EQUIPMENT, net	136,590	126,442
GOODWILL	298,769	298,769
OTHER INTANGIBLE ASSETS, net	308,074	326,445
DEBT ISSUANCE COSTS, net	30,848	35,250
DEFERRED TAX ASSET, net	144,131	168,506
OTHER ASSETS	23,376	56,314
	$2,400,092	$2,381,656

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$41,374	$9,637
Accounts payable	35,248	28,591
Accrued expenses	105,530	99,038
Current portion of deferred revenues	380	422
Total current liabilities	182,532	137,688

LONG-TERM DEBT	1,363,843	1,409,417
DEFERRED REVENUES	1,576	1,736
DEFERRED TAX LIABILITIES	44,532	45,665
OTHER LIABILITIES	16,557	16,780
Total liabilities	1,609,040	1,611,286

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, 2,500,000 shares issued, and none outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 56,155,557 and 55,842,510 shares issued, and 55,846,493 and 55,533,682 shares outstanding	562	558
Additional paid-in capital	1,065,915	1,052,059
Treasury stock, 309,064 and 308,828 shares outstanding, at cost	(13,706)	(13,692)
Accumulated deficit	(306,445)	(321,305)
Accumulated other comprehensive income	44,726	52,750
Total stockholders’ equity	791,052	770,370
	$2,400,092	$2,381,656

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2004	2003	2004	2003

REVENUES:
Sales	$234,990	$160,275	$445,381	$297,868
Other revenues	4,487	8,552	9,078	15,656
	239,477	168,827	454,459	313,524

COSTS AND EXPENSES:
Cost of sales	27,380	22,161	53,357	42,699
Research and development	74,043	39,139	130,525	72,795
Selling, general and administrative	85,202	65,546	167,704	120,152
Depreciation and amortization	11,646	10,926	23,143	21,567
Impairment charge	30,071	—	30,071	—
	228,342	137,772	404,800	257,213

INCOME FROM OPERATIONS	11,135	31,055	49,659	56,311

OTHER INCOME AND EXPENSE
Interest income	3,589	2,581	6,835	5,175
Interest expense	(5,822)	(7,820)	(11,712)	(16,356)
Charge on early extinguishment of debt	—	—	(961)	—
Other income (expense), net	(1,336)	1,887	(1,802)	2,311
	(3,569)	(3,352)	(7,640)	(8,870)

INCOME BEFORE INCOME TAXES	7,566	27,703	42,019	47,441

INCOME TAX EXPENSE	(14,417)	(9,580)	(27,159)	(17,080)

NET INCOME (LOSS)	$(6,851)	$18,123	$14,860	$30,361

* BASIC INCOME (LOSS) PER COMMON SHARE (Note 11)	$(0.12)	$0.32	$0.26	$0.54

* DILUTED INCOME (LOSS) PER COMMON SHARE (Note 11)	$(0.12)	$0.30	$0.26	$0.52

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	56,110	55,504	56,007	55,478

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-ASSUMING DILUTION	56,110	64,435	57,228	57,062

* Prior period income per common share is restated for adoption of guidance from EITF 03-6.

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Comprehensive Income		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive
(In thousands, except share data)		Total	Shares	Amount		Shares	Amount		Income

BALANCE, JANUARY 1, 2003		$642,585	55,425,841	$554	$1,034,137	272,857	$(11,989)	$(405,163)	$25,046

Net Income	$83,858	83,858		—	—		—	83,858	—

Foreign currency translation gain	28,995
Unrealized investment losses	(1,291)
Other comprehensive income	27,704	27,704		—	—		—	—	27,704
Comprehensive income	$111,562

Sale of warrants associated with convertible subordinated notes		178,315		—	178,315		—	—	—

Purchase of Convertible Hedge associated with convertible subordinated notes		(258,584)			(258,584)

Tax benefit from the purchase of Convertible Hedge		90,500			90,500

Stock options exercised		4,528	299,056	3	4,525		—	—	—

Tax benefit from the exercise of stock options		944		—	944		—	—	—

Restricted stock award plan		1,394	99,025	1	1,393		—	—	—

Employer contributions to employee benefit plan		829	18,588	—	829		—	—	—

Treasury stock acquired		(1,703)		—	—	35,971	(1,703)	—	—

BALANCE, DECEMBER 31, 2003		770,370	55,842,510	558	1,052,059	308,828	(13,692)	(321,305)	52,750

Net Income	$14,860	14,860		—				14,860	—

Foreign currency translation loss	(6,610)
Unrealized investment losses	(1,414)
Other comprehensive loss	(8,024)	(8,024)		—					(8,024)
Comprehensive income	$6,836

Stock options exercised		8,366	312,372	4	8,362				—

Tax benefit from the exercise of stock options		2,999		—	2,999				—

Restricted stock award plan		2,495	675	—	2,495				—

* Treasury stock acquired		(14)		—		236	(14)		—

BALANCE, JUNE 30, 2004 (Unaudited)		$791,052	56,155,557	$562	$1,065,915	309,064	$(13,706)	$(306,445)	$44,726

*              Acquisition of treasury stock represents the dollar value of shares withheld from vestings of restricted stock grants as consideration for the employee’s required tax withholding.

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,860	$30,361
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	4,255	2,150
Tax benefit from exercise of stock options	2,999	3,100
Depreciation and amortization	24,760	21,567
Amortization of debt issuance costs	4,379	2,247
Stock-based compensation expense	2,495	1,453
Non-cash charge on early extinguishment of debt	961	—
Pension curtailment	(4,214)	—
Loss on disposals of property and equipment	430	—
Impairment charge	30,071	—
Increase (decrease) in cash due to changes in assets and liabilities:
Receivables	(12,469)	(23,016)
Inventory	(8,001)	(5,698)
Other assets	5,037	3,670
Accounts payable, accrued expenses and deferred revenues	14,347	4,576
Other liabilities	1,449	(1,048)

Net cash provided by operating activities	81,359	39,362

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(18,850)	(12,546)
Investments in non-marketable securities	—	(32,975)
Acquisition of intangible assets	(261)	—
Purchases of investments	(136,756)	(87,270)
Sales of investments	11,970	33,508

Net cash used for investing activities	(143,897)	(99,283)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of common stock options	8,366	868
Acquisition of treasury stock	(14)	(125)
Principal payments on and retirements of long-term debt	(13,205)	(13,568)
Net proceeds from issuance of convertible subordinated notes	—	727,319
Proceeds from sale of warrants	—	178,315
Purchase of Convertible Hedge	—	(258,584)

Net cash provided by (used for) financing activities	(4,853)	634,225

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,314)	2,293

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(69,705)	576,597

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,115,699	486,097

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,045,994	$1,062,694

Supplemental disclosures of cash flow information:
Cash payments for interest	$8,430	$13,310
Cash payments for income taxes	16,406	2,723
Non-cash investing and financing activities:
Capital lease additions	1,568	570

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amounts in thousands, except per share data

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

2.              STOCK-BASED COMPENSATION

We account for stock option plans and restricted stock award plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock.  Restricted stock awards are recorded as compensation cost over the requisite vesting periods based on the market value on the date of grant.  We have opted to disclose only the provisions of Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment to FASB Statement No. 123,” as they pertain to financial statement recognition of compensation expense attributable to option grants.  As such, no compensation cost has been recognized for our stock option plans.  If we had elected to recognize compensation cost based on the fair value of granted stock options as prescribed by SFAS 123 and SFAS 148, the pro forma income (loss) and income (loss) per share amounts would have been as follows:

 (Our previously reported earnings per share have been restated as required by EITF Issue No. 03-6. See Note 3.)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003 Restated	2004	2003 Restated
Net income (loss), as reported	$(6,851)	$18,123	$14,860	$30,361
Add: Stock-based compensation expense included in net income, net of related tax effects	773	200	1,559	369
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,671)	(7,575)	(15,101)	(15,636)

Pro forma net income (loss)	$(13,749)	$10,748	$1,318	$15,094

Earnings (loss) per share:
Basic income (loss) per share, as reported	$(0.12)	$0.32	$0.26	$0.54
Basic income (loss) per share, pro forma	$(0.25)	$0.19	$0.02	$0.27

Diluted income (loss) per share, as reported	$(0.12)	$0.30	$0.26	$0.52
Diluted income (loss) per share, pro forma	$(0.25)	$0.19	$0.02	$0.27

3.              RECENT ACCOUNTING PRONOUNCEMENTS

In addition to the recent accounting pronouncements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, the following should be considered.

In March 2004, the FASB’s Emerging Issues Task Force (EITF) reached consensus on Issue 03-6. This Issue is intended to clarify what is a participating security for purposes of applying SFAS 128, “Earnings Per Share.”  The Issue also provides further guidance on how to apply the two-class method of computing earnings per share (EPS) once it is determined that a security is participating, including how to allocate undistributed earnings to such a security.  The guidance in this Issue was effective for reporting periods beginning after March 31, 2004 and requires the restatement of previously reported EPS.  We have determined that our 3.875% convertible subordinated notes are participating securities as defined by this Issue.  We have adopted this Issue in the second quarter of 2004 and have restated our previously reported EPS. The effect on our basic and diluted EPS was a decrease of  $0.01 per share for the three and six months ended June 30, 2003.  See Note 11.

In July 2004, the EITF issued proposed guidance on Issue 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings per Share.”  This Issue would require the inclusion of convertible shares for contingently convertible debt in the calculation of diluted EPS using the if-converted method, regardless of whether the contingency has been met.  The FASB is seeking public comment on this proposed guidance and expects to publish the final Issue in September.  The Issue is then expected to become effective for periods ending after December 15, 2004 and to require the restatement of previously reported EPS.  If adopted in its current form, and if we do not retire, redeem or exchange our Zero Coupon Convertible Notes, this Issue would require us to include an additional 12.9 million shares in the calculation of diluted EPS.

4.              INVENTORY, NET

Inventory consisted of the following:

	June 30, 2004	December 31, 2003
Raw materials	$25,998	$23,647
Work-in-process	12,567	10,295
Finished goods	29,619	27,307
	$68,184	$61,249

5.              OTHER INTANGIBLE ASSETS, NET

Other intangible assets consisted of the following:

		June 30, 2004			December 31, 2003
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology acquired from Lafon	10-15 years	$132,000	$24,666	$107,334	$132,000	$19,733	$112,267
Trademarks/tradenames acquired from Lafon	15 years	16,000	2,666	13,334	16,000	2,133	13,867
GABITRIL product rights	9-15 years	115,384	24,934	90,450	116,585	21,055	95,530
Novartis CNS product rights	10 years	41,641	14,574	27,067	41,641	12,492	29,149
ACTIQ marketing rights	10 years	75,465	19,881	55,584	75,465	16,056	59,409
Modafinil marketing rights	10 years	9,113	1,599	7,514	9,469	1,142	8,327
Other product rights	5-14 years	14,048	7,257	6,791	14,341	6,445	7,896
		$403,651	$95,577	$308,074	$405,501	$79,056	$326,445

Other intangible assets are amortized over their estimated useful economic life using the straight-line method.  Amortization expense was $8.4 million and $8.3 million for the three months ended June 30, 2004 and 2003, respectively, and $16.8 million and $16.5 million for the six months ended June 30, 2004 and 2003, respectively.  Estimated amortization expense of intangible assets for each of the next five fiscal years is approximately $33.0 million.

6.              LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30, 2004	December 31, 2003
2.5% convertible subordinated notes due December 2006	$598,713	$600,920
3.875% convertible subordinated notes due March 2007	33,000	43,000
Zero Coupon convertible subordinated notes first putable June 2008	375,000	375,000
Zero Coupon convertible subordinated notes first putable June 2010	375,000	375,000
Due to Abbott Laboratories	5,293	6,725
Mortgage and building improvement loans	10,043	10,354
Capital lease obligations	3,087	2,289
Other	5,081	5,766
Total debt	1,405,217	1,419,054
Less current portion	(41,374)	(9,637)
Total long-term debt	$1,363,843	$1,409,417

Subordinated Convertible Notes

In March 2004, we purchased $10.0 million of the 3.875% convertible subordinated notes from one of the holders in a private transaction at a price of 109.5% of the face amount of the notes.  As a result, during the six months ended June 30, 2004, $1.0 million was recognized in our financial statements as a charge on early extinguishment of debt as follows:

	Principal Amount	Premium	Write-off of unamortized debt issuance costs	Total charge on early extinguishment of debt

3.875% convertible subordinated notes	$10,000	$950	$11	$961

7.  LEGAL PROCEEDINGS

On March 28, 2003, we filed a patent infringement lawsuit in U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Pharmaceuticals Inc., and Barr Laboratories, Inc. based upon the abbreviated new drug applications (ANDAs) filed by each of these companies seeking FDA approval to market a generic version of modafinil.  The lawsuit claims infringement of our U.S. Patent No. RE37516, which covers the pharmaceutical compositions and methods of treatment with the form of modafinil contained in PROVIGIL.  This lawsuit is currently in the discovery phase and we expect that the trial will begin sometime in 2005.  On May 26, 2004, we also filed a patent infringement lawsuit in U.S. District Court in New Jersey against Sandoz Inc. based upon their ANDA for a generic equivalent of modafinil.  Discovery on this action has not yet commenced.  We intend to vigorously defend the validity, and prevent infringement, of this patent.

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

On July 29, 2004, MDSP completed its reorganization under Canada’s Companies Creditors’ Arrangement Act and changed its name to Protana Inc.  As part of the reorganization, we agreed to terminate our research agreement with Protana and cancel the $30.0 million convertible note we held in return for shares of Class A Preferred Stock and Common Stock of Protana.  In light of the restructuring of Protana and the uncertain business prospects for the company, we determined that the carrying value of our investment was fully impaired and we recorded an impairment charge of $30.1 million in our second quarter of 2004 results of operations. We did not record a tax benefit for this impairment charge since the realization of this deduction for tax purposes is not yet assured.

9.              ACQUISITION OF CIMA LABS INC.

On November 3, 2003, we entered into an Agreement and Plan of Merger with CIMA LABS INC.  Pursuant to this agreement, we will acquire CIMA through the merger of a wholly-owned subsidiary of Cephalon with and into CIMA, with CIMA surviving as a wholly-owned subsidiary of Cephalon.  In connection with the merger, each outstanding share of CIMA common stock will be converted into the right to receive $34.00 per share in cash.  Each outstanding employee stock option to purchase CIMA common stock, whether or not vested or exercisable, will be converted into the right to receive in cash an amount equal to $34.00 less the exercise price for such option.  The total value of the transaction is approximately $515 million, or $403 million net of CIMA’s cash and cash equivalents as of June 30, 2004.  The completion of the transaction is subject to several conditions, including the approval of the merger by the stockholders of CIMA, which occurred on June 15, 2004, and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act.  On January 23, 2004, we announced that we had received a request for additional information from the Federal Trade Commission as part of its review of the transaction under the HSR Act.  This request extends the waiting period under the HSR Act during which the FTC is permitted to review the proposed transaction.  On June 30, 2004, we announced that we had reached an agreement in principle with the Bureau of Competition staff of the FTC, subject to final approval of the Commissioners, to permit the closure of the proposed merger.  As a result, both we and CIMA have decided not to exercise our respective rights to terminate the merger agreement at this time.  Ultimately, if the HSR condition is not satisfied, we will be required to pay CIMA a break fee in the amount of $16.25 million.

10.       COMPREHENSIVE INCOME (LOSS)

Our total comprehensive income (loss) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income (loss)	$(6,851)	$18,123	$14,860	$30,361

Foreign currency translation adjustment	(363)	8,709	(6,610)	12,310
Unrealized investment (losses) gains	(1,233)	63	(1,414)	(431)
Other comprehensive (loss) income	(1,596)	8,772	(8,024)	11,879

Comprehensive income (loss)	$(8,447)	$26,895	$6,836	$42,240

11.       EARNINGS PER SHARE (EPS)

We compute income per common share in accordance with SFAS No. 128, “Earnings Per Share.” Basic income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted income per common share is computed based on the weighted average shares outstanding and the dilutive impact of common stock equivalents outstanding during the period. The dilutive effect of employee stock options and restricted stock awards is measured using the treasury stock method. The dilutive effect of convertible notes is measured using the “if-converted” method.  Common stock equivalents are not included in periods where there is a loss, as they are anti-dilutive. Because of the inclusion of the restricted convertibility terms of the Zero Coupon Convertible Subordinated Notes, our diluted income per common share calculation does not give effect to the dilution from the conversion of the notes until our share price exceeds the 120% conversion price premium.  In addition, we adopted the guidance from the EITF’s Issue 03-6 in the second quarter of 2004. We have determined that our 3.875% convertible subordinated notes are participating securities as these notes contain a provision that states that if we distribute cash to all or substantially all of our common stock holders, whether by dividend or otherwise, the holders are entitled to such distribution as if they had converted their notes into shares. Under the guidance, we must now apply the two-class method of computing EPS and allocate undistributed earnings to participating securities.  Our previously reported earnings per share have been restated as required. Net income (loss) used for basic and diluted income (loss) per share is allocated to the common shares using a ratio of weighted average common shares outstanding and weighted average participating securities, using the if-converted method.

The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted income (loss) per common share:

	Three months ended June 30,		Six months ended June 30,
	2004	2003 Restated	2004	2003 Restated
Basic income (loss) per share computation:
Numerator:
Net income (loss) used for basic income per common share	$(6,851)	$17,872	$14,721	$29,939
Net income used for basic income per participating security	—	251	139	422
	$(6,851)	$18,123	$14,860	$30,361
Denominator:
Weighted average shares used for basic income (loss) per common share	56,110	55,504	56,007	55,478

Weighted average shares of participating securities	469	782	527	782

Basic income (loss) per common share:	$(0.12)	$0.32	$0.26	$0.54

Diluted income (loss) per share computation:
Numerator:
Net income (loss) used for basic income per common share	$(6,851)	$17,872	$14,721	$29,939
Interest on convertible subordinated notes (net of tax)	—	1,773	—	—
Net income (loss) used for diluted income per common share	$(6,851)	$19,645	$14,721	$29,939

Denominator:
Weighted average shares used for basic income (loss) per common share	56,110	55,504	56,007	55,478
Effect of dilutive securities:
Employee stock options and restricted stock awards	—	1,524	1,221	1,584
Convertible subordinated notes	—	7,407	—	—
Weighted average shares used for diluted income (loss) per common share	56,110	64,435	57,228	57,062

Diluted income (loss) per common share:	$(0.12)	$0.30	$0.26	$0.52

The following reconciliation shows the shares excluded from the calculation of diluted income (loss) per common share as the inclusion of such shares would be anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Weighted average shares excluded:
Employee stock options	3,353	5,905	2,212	5,720
Convertible subordinated notes	20,816	5,894	20,874	11,981
	24,169	11,799	23,086	17,701

The potential impact of the Zero Coupon Convertible Notes on the calculation of diluted shares is described in the table below:

	Principal amount	Conversion price per share	Resulting conversion shares	120% conversion price

Zero Coupon notes first putable June 2008	$375,000	$59.50	6,302,521	$71.40

Zero Coupon notes first putable June 2010	375,000	$56.50	6,637,168	$67.80

	$750,000		12,939,689

At the end of each period, FAS 128 requires that we use the if-converted method to determine the dilutive impact of the 2008 Notes and the 2010 Notes.  Since the terms of these notes include restrictions which prevent the holder from converting the notes until our share price exceeds the 120% Conversion Price, there will be no impact of these notes on the total diluted shares figure for a particular reporting period unless our stock price exceeds the 120% Conversion Price on the last day of that reporting period.  If that occurs, the 2008 Notes and the 2010 Notes will increase the total diluted shares figure by 6.3 million shares and 6.6 million shares, respectively, for both that current reporting period and the corresponding year-to-date reporting period. Under the if-converted method, we must recalculate this analysis each quarter to determine if the diluted shares from the 2008 Notes and 2010 Notes should be included in our diluted shares figures. However, in July 2004, the FASB’s Emerging Issues Task Force issued proposed guidance on Issue 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings per Share. If adopted in its current form, this Issue would require us to include the additional 12.9 million shares related to our Zero Coupon Convertible Notes in the calculation of diluted EPS, regardless of whether the contingency has been met.

We purchased Convertible Note Hedges and sold Warrants which, in combination, have the effect of reducing the dilutive impact of the Zero Coupon Convertible Notes by increasing the effective conversion price for these Notes from our perspective to $72.08.  FAS 128, however, requires us to analyze the impact of the Convertible Note Hedges and Warrants on diluted EPS separately.  As a result, the purchase of the Convertible Note Hedge is excluded because its impact will always be anti-dilutive.  FAS 128 further requires that the impact of the sale of the Warrants be computed using the treasury stock method.  For example, using the treasury stock method, if the average price of our stock during the period ended June 30, 2004 had been $72.08, $80.00 or $90.00, the shares from the Warrants to be included in diluted EPS would have been zero, 1.0 million and 2.1 million shares, respectively.  The total number of shares that could potentially be included under the Warrants is 12.9 million.  Since the average share price of our stock during the three months ended June 30, 2004 did not exceed the Conversion Price of $72.08, there was no impact of these Warrants on diluted shares or diluted EPS during that period.

12.  SEGMENT AND SUBSIDIARY INFORMATION

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

Although we have significant European operations, we have determined that all of our operations have similar economic characteristics and may be aggregated with our United States operations into a single operational segment for reporting purposes.  Summarized revenue and long-lived asset information by geographic region is provided below:

Revenues:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
United States	$205,204	$134,503	$385,772	$245,530
Europe	34,273	34,324	68,687	67,994
Total	$239,477	$168,827	$454,459	$313,524

Long-lived assets:

	June 30, 2004	December 31, 2003
United States	$412,465	$474,112
Europe	529,323	537,614
Total	$941,788	$1,011,726

13. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

We have a defined benefit pension plan and other postretirement benefit plans covering employees at our French subsidiaries.  These plans are noncontributory and are not funded; benefit payments are funded from operations.

A summary of the components of net periodic benefit costs is as follows:

	Pension Benefits		Pension Benefits
	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Service cost	$113	$91	$229	$179
Interest cost	81	70	165	138
Recognized actuarial gain	(62)	—	(125)	—
Change in benefit obligation	$132	$161	$269	$317

	Other Benefits		Other Benefits
	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Service cost	$8	$91	$15	$179
Interest cost	21	62	42	122
Amortization of prior improvements	—	(57)	—	(113)
Recognized actuarial gain	(9)	(1)	(20)	(2)
Recognized gain due to plan curtailment	—	—	(4,198)	—
Change in benefit obligation	$20	$95	$(4,161)	$186

In the first quarter of 2004, we cancelled postretirement health care benefits for employees not yet retired.  This resulted in a gain of $4.2 million, which has been recognized as an offset to net periodic benefits costs for the six months ended June 30, 2004.

14.                               SUBSEQUENT EVENTS

Exchange of Convertible Debt

In July 2004, a holder of our 2.5% subordinated convertible notes approached us, and we agreed, to exchange $78.3 million of these outstanding notes into 1,518,169 shares of our common stock.  We will recognize debt exchange expense of $28.2 million in the third quarter of 2004 relating to these early exchanges in accordance with SFAS No. 84, “Induced Conversion of Convertible Debt.” It is probable that this expense will not be deductible for tax purposes.

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

EXECUTIVE SUMMARY

Cephalon is an international biopharmaceutical company dedicated to the discovery, development and marketing of innovative products to treat sleep disorders, neurological disorders, cancer and pain. In addition to conducting an active research and development program, we market three products in the United States and numerous products in various countries throughout Europe.  Our three biggest products in terms of product sales, PROVIGIL, ACTIQ and GABITRIL, comprised approximately 90% of our worldwide net sales for the six months ended June 30, 2004. We market PROVIGIL, ACTIQ and GABITRIL in the United States through our approximately 500-person sales force.

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

On November 3, 2003, we entered into an Agreement and Plan of Merger with CIMA LABS INC.  Pursuant to this agreement, we will acquire CIMA through the merger of a wholly-owned subsidiary of Cephalon with and into CIMA, with CIMA surviving as a wholly-owned subsidiary of Cephalon.  In connection with the merger, each outstanding share of CIMA common stock will be converted into the right to receive $34.00 per share in cash.  Each outstanding employee stock option to purchase CIMA common stock, whether or not vested or exercisable, will be converted into the right to receive in cash an amount equal to $34.00 less the exercise price for such option.  The total value of the transaction is approximately $515 million, or $403 million net of CIMA’s cash and cash equivalents as of June 30, 2004.  The completion of the transaction is subject to several conditions, including the approval of the merger by the stockholders of CIMA, which occurred on June 15, 2004, and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act.  On January 23, 2004, we announced that we had received a request for additional information from the Federal Trade Commission as part of its review of the transaction under the HSR Act.  This request extends the waiting period under the HSR Act during which the FTC is permitted to review the proposed transaction.  On June 30, 2004, we announced that we had reached an agreement in principle with the Bureau of Competition staff of the FTC, subject to final approval of the Commissioners, to permit the closure of the proposed merger.  As a result, both we and CIMA have decided not to exercise our respective rights to terminate the merger agreement at this time.  Ultimately, if the HSR condition is not satisfied, we will be required to pay CIMA a break fee in the amount of $16.25 million.  We expect the merger will be completed in the third quarter of 2004.  As part of our business strategy, we expect to consider and, as appropriate, consummate acquisitions of other technologies, products and businesses.

Our future success is highly dependent on obtaining and maintaining patent protection for our products and technology.  With respect to PROVIGIL, we have filed patent infringement suits against five generic companies.  Depending on the results of the litigation, we could face generic competition as early as December 2005.  For ACTIQ, the patents covering the previous and current formulations are set to expire as early as May 2005 and September 2006, respectively.  The loss of patent protection on any of our existing products, whether by third-party challenge, invalidation or circumvention or by patent expiration, would materially impact our results of operations.

Over the past few years, we have pursued a strategy of both broadening the range of clinical uses that are approved by regulatory authorities and seeking new and improved formulations of our currently marketed products.  Our efforts resulted in approvals in 2004 of expanded labels for PROVIGIL in the United States and the United Kingdom.  For the remainder of 2004, we have a number of ongoing and planned clinical trials, including Phase 3 clinical trials of PROVIGIL in attention deficit/hyperactivity disorder (ADHD) and NUVIGIL™, the isomer of PROVIGIL, in narcolepsy, obstructive sleep apnea/hypopnea syndrome (OSA/HS) and shift work sleep disorder (SWSD), a Phase 2 study of GABITRIL in insomnia and clinical studies of both ACTIQ and PROVIGIL in pediatric patients.  We also initiated in early 2004 clinical development of a sugar-free formulation of ACTIQ and will initiate in the second half of 2004 a Phase 3 clinical program evaluating GABITRIL for the treatment of anxiety disorders.

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

We have significant levels of indebtedness outstanding, the majority of which consists of convertible notes with stated conversion prices or restricted conversion prices higher than our stock price as of the date of this filing. Of our outstanding convertible notes, as of the filing date of this report, $521.7 million in aggregate principal amount outstanding matures in 2006. In the third quarter of 2004, we agreed to exchange $78.3 million of the $600.0 million 2.5% Convertible Subordinated Notes due December 2006 for 1,518,169 shares of our common stock.

The rate of our future growth and our ability to generate sufficient cash flows from operations to service and repay our indebtedness ultimately will depend, in large part, on our ability to maintain patent protection on our existing products and successfully acquire or develop new products and new indications for our existing products.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the FASB’s Emerging Issues Task Force (EITF) reached consensus on Issue 03-6. This Issue is intended to clarify what is a participating security for purposes of applying SFAS 128, “Earnings Per Share.”  The Issue also provides further guidance on how to apply the two-class method of computing earnings per share (EPS) once it is determined that a security is participating, including how to allocate undistributed earnings to such a security.  The guidance in this Issue was effective for reporting periods beginning after March 31, 2004 and requires the restatement of previously reported EPS.  We have determined that our 3.875% convertible subordinated notes are participating securities as defined by this Issue.  We have adopted this Issue in the second quarter of 2004 and have restated our previously reported EPS. The effect on our basic and diluted EPS was a decrease of $0.01 per share for the three and six months ended June 30, 2003.

In July 2004, the EITF issued proposed guidance on Issue 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings per Share.”  This Issue would require the inclusion of convertible shares for contingently convertible debt in the calculation of diluted EPS using the if-converted method, regardless of whether the contingency has been met.  The FASB is seeking public comment on this proposed guidance and expects to publish the final Issue in September.  The Issue is then expected to become effective for periods ending after December 15, 2004 and to require the restatement of previously reported EPS.  If adopted in its current form, and if we do not retire, redeem or exchange our Zero Coupon Convertible Notes, this Issue would require us to include an additional 12.9 million shares in the calculation of diluted EPS.

RESULTS OF OPERATIONS

Three months ended June 30, 2004 compared to three months ended June 30, 2003:

	For the three months ended June 30,
	2004	2003	Change	% Change
Sales:
PROVIGIL	$102,761	$69,522	$33,239	48%
ACTIQ	85,630	52,664	32,966	63%
GABITRIL	24,697	14,558	10,139	70%
Other	21,902	23,531	(1,629)	(7)%
Total sales	234,990	160,275	74,715	47%

Total other revenues	4,487	8,552	(4,065)	(48)%

Total revenues	$239,477	$168,827	$70,650	42%

Sales— In the United States, we sell our products to pharmaceutical wholesalers.  Decisions made by these wholesalers and their customers regarding the levels of inventory they hold (and thus the amount of product they purchase) can materially affect the level of our sales in any particular period and thus may not necessarily correlate to the number of prescriptions written for our products as reported by IMS Health.  We attempt to minimize these fluctuations, both by providing, from time to time, discounts to our customers to stock normal amounts of inventory and by canceling orders if we believe a particular customer is speculatively buying inventory in anticipation of possible price increases.  However, we do not have any agreements, understandings or business practices under which we extend incentives based on levels of inventory held by wholesalers.  We believe that wholesaler inventories as of June 30, 2004 for all three of our products were within a normal range.  However, we do not have access to the actual inventory levels of our products held by our wholesalers or their customers.

At the beginning of 2004, we consolidated our two former U.S. sales forces into a single unit that now details all three products to a broader group of physicians, including primary care physicians (e.g. internists, general practitioners and family practitioners). In addition, we recently expanded this combined force to approximately 500 persons. We believe this substantially larger sales force, coupled with focused marketing efforts designed to educate physicians and communicate the benefits of our products, contributed to the 47% increase in total sales from period to period.

In addition to our larger sales presence, other factors which contributed to the increase in sales are summarized as follows:

•                  Sales of PROVIGIL increased 48% in the second quarter of 2004 as compared to 2003. U.S. prescriptions for PROVIGIL increased by 35%, according to IMS Health. In January, the U.S. Food and Drug Administration granted an expanded U.S. label for PROVIGIL, which is now indicated to improve wakefulness in patients with excessive sleepiness associated with obstructive sleep apnea, shift work sleep disorder as well as narcolepsy.  Additionally, domestic prices increased approximately 8.2% from period to period.

•                  Sales of ACTIQ increased 63% as compared to the same period last year. U.S. prescriptions for ACTIQ increased by 45%, according to IMS Health. In addition, domestic prices increased approximately 7.5% from period to period.

•                  Sales of GABITRIL increased 70% as compared to the same period last year. U.S. prescriptions for GABITRIL increased by 44%, according to IMS Health. An increase in domestic prices of approximately 11.1% period over period also contributed to higher sales recorded in 2004.

•                  Other sales consist primarily of sales of other products and certain third party products in various international markets, principally in France. The most significant sales in this category are SPASFON® (phloroglucinol) and FONZYLANE® (buflomedil).

Other Revenues— Total other revenues in 2004 and 2003 is mainly comprised of revenue recognized under collaborative agreements. The decrease of 48% from period to period is primarily due to lower reimbursement on both our CEP-7055 program and our CEP-1347 program and a reduction in earnings recognized under our collaboration agreement with Novartis Pharma AG. These decreases were partially offset by the recognition of a $1.0 million milestone payment in connection with our license, distribution and supply agreement for ACTIQ with Tanabe Seiyaku Co., Ltd. The level of other revenue recognized from period to period may continue to fluctuate based on the status and activity of each related project and terms of each collaboration agreement.  Therefore, past levels of other revenues may not be indicative of future levels.

	For the three months ended June 30,
	2004	2003	Change	% Change
Costs and expenses:
Cost of sales	$27,380	$22,161	$5,219	24%
Research and development	74,043	39,139	34,904	89%
Selling, general and administrative	85,202	65,546	19,656	30%
Depreciation and amortization	11,646	10,926	720	7%
Impairment charge	30,071	—	30,071	100%
	$228,342	$137,772	$90,570	66%

Cost of Sales— The cost of sales was approximately 12% of net sales for the second quarter of 2004 and 14% of net sales for the second quarter of 2003.  The decrease is due to cost savings realized from our transfer of U.S. ACTIQ manufacturing from Abbott Laboratories to our Salt Lake City facility beginning in June 2003, partially offset by higher costs related to other products sold in France.

Research and Development Expenses—Research and development expenses increased $34.9 million, or 89%, in the second quarter of 2004 as compared to the second quarter of 2003. Approximately $26.7 million of this increase is due to clinical research costs associated with increased headcount and with (1) additional clinical studies initiated in 2004 to explore the utility of GABITRIL beyond its current indication, (2) costs incurred with Phase 3 clinical programs of PROVIGIL in pediatric ADHD started in late 2003, and (3) costs incurred with our Phase 3 studies of NUVIGIL started in the fourth quarter of 2003.  In addition, $1.5 million of the increase is due to MYOTROPHIN production expenses incurred to support a Phase 3 study being performed by certain physicians, and $3.0 million is due to reimbursement of expenditures incurred by our collaboration partners in connection with our research and development collaborative agreements.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $19.7 million, or 30%, in the second quarter of 2004 as compared to the second quarter of 2003.  Of this increase, $11.8 million is a result of the expansion of our U.K. and U.S. field sales forces, additional product promotional expenses and an increased number of educational programs, especially in relation to ACTIQ and GABITRIL.  Of the remaining increase, a portion is due (1) to higher administrative expenses associated with an increase in headcount, (2) costs associated with complying with the requirements of the Sarbanes-Oxley Act, and (3) higher accruals for bonus expenses resulting from a shift from a stock option-based plan to a cash-based performance incentive plan.

Depreciation and Amortization Expenses—Depreciation and amortization expenses increased by $0.7 million, or 7%, in the second quarter of 2004 as compared to the second quarter of 2003. Depreciation expense increased period over period as a result of increased capital spending on capitalized software and building improvements at our West Chester and France locations.

Impairment charge—In the second quarter of 2004, we recorded an impairment charge of $30.1 million for the write-off of our investment in MDS Proteomics Inc.

	For the three months ended June 30,
	2004	2003	Change	% Change
Other income and expense:
Interest income	$3,589	$2,581	$1,008	39%
Interest expense	(5,822)	(7,820)	1,998	(26)%
Other income (expense), net	(1,336)	1,887	(3,223)	(171)%
	$(3,569)	$(3,352)	$(217)	6%

Other Income and Expense— Total other income and expense, net, decreased $0.2 million, or 6%, in the second quarter of 2004 from the second quarter of 2003 due to:

•                  Interest income increased by $1.0 million in the second quarter of 2004 due to higher average investment balances partially offset by slightly lower investment returns.

•                  Interest expense decreased by $2.0 million due primarily to:

•                  a decrease in interest and amortization expense of $2.9 million associated with the July 2003 redemption of our 5.25% convertible subordinated notes,

•                  an increase in amortization expense of $1.0 million associated with debt issuance costs from the June 2003 sale of our Zero Coupon Convertible Subordinated Notes.

•                  Other income decreased by $3.2 million in the second quarter of 2004 from the second quarter of 2003 primarily due to the recording of a $3.1 million gain on the increase in the fair value of a foreign currency derivative instrument in the second quarter of 2003.

	For the three months ended June 30,
	2004	2003	Change	% Change
Income tax expense	$14,417	$9,580	$4,837	50%

Income Taxes— We recognized $14.4 million of income tax expense in the second quarter of 2004 and $9.6 million of income tax expense in the second quarter of 2003 based on an overall estimated annual effective tax rate of approximately 38% in 2004 and 36% in 2003. In addition, we did not record a tax benefit on the impairment charge of $30.1 million recognized in the second quarter of 2004 since the realization of this deduction for tax purposes is not yet assured.

Six months ended June 30, 2004 compared to six months ended June 30, 2003:

	For the six months ended June 30,
	2004	2003	Change	% Change
Sales:
PROVIGIL	$197,314	$125,311	$72,003	57%
ACTIQ	155,786	98,865	56,921	58%
GABITRIL	47,408	27,230	20,178	74%
Other	44,873	46,462	(1,589)	(3)%
Total sales	445,381	297,868	147,513	50%

Total other revenues	9,078	15,656	(6,578)	(42)%

Total revenues	$454,459	$313,524	$140,935	45%

Sales— In the United States, we sell our products to pharmaceutical wholesalers.  Decisions made by these wholesalers and their customers regarding the levels of inventory they hold (and thus the amount of product they purchase) can materially affect the level of our sales in any particular period and thus may not necessarily correlate to the number of prescriptions written for our products as reported by IMS Health.  We attempt to minimize these fluctuations, both by providing, from time to time, discounts to our customers to stock normal amounts of inventory and by canceling orders if we believe a particular customer is speculatively buying inventory in anticipation of possible price increases.  However, we do not have any agreements, understandings or business practices under which we extend incentives based on levels of inventory held by wholesalers.  We believe that wholesaler inventories as of June 30, 2004 for all three of our products were within a normal range.  However, we do not have access to the actual inventory levels of our products held by our wholesalers or their customers.

At the beginning of 2004, we consolidated our two former U.S. sales forces into a single unit that now details all three products to a broader group of physicians, including primary care physicians (e.g. internists, general practitioners and family practitioners). In addition, we recently expanded this combined force to approximately 500 persons. We believe this substantially larger sales force, coupled with focused marketing efforts designed to educate physicians and communicate the benefits of our products, contributed to the 50% increase in total sales from period to period.

In addition to our larger sales presence, other factors which contributed to the increase in sales are summarized as follows:

•                  Sales of PROVIGIL increased 57% in the first half of 2004 as compared to 2003. U.S. prescriptions for PROVIGIL increased by 34%, according to IMS Health. In January, the U.S. Food and Drug Administration granted an expanded U.S. label for PROVIGIL, which is now indicated to improve wakefulness in patients with excessive sleepiness associated with obstructive sleep apnea, shift work sleep disorder as well as narcolepsy.  The period-to-period change was also impacted by lower sales recorded in the first quarter of 2003 as a result of the depletion of inventory levels at certain wholesalers. Additionally, domestic price increases of approximately 8.2% period over period contributed to higher 2004 sales.

•                  Sales of ACTIQ increased 58% as compared to the same period last year. U.S. prescriptions for ACTIQ increased by 52%, according to IMS Health. In addition, domestic prices increased approximately 7.5% from period to period.

•                  Sales of GABITRIL increased 74% as compared to the same period last year. U.S. prescriptions for GABITRIL increased by 44%, according to IMS Health. An increase in domestic prices of approximately 11.1% period over period also contributed to higher sales recorded in 2004.

•                  Other sales consist primarily of sales of other products and certain third party products in various international markets, principally in France. The most significant sales in this category are SPASFON and FONZYLANE.

Other Revenues— Total other revenues in 2004 and 2003 is mainly comprised of revenue recognized under collaborative agreements. The decrease of 42% from period to period is primarily due to lower expenditures on our CEP-7055 program and on our CEP-1347 program for which we are reimbursed. The level of other revenue recognized from period to period may continue to fluctuate based on the status and activity of each related project and terms of each collaboration agreement.  Therefore, past levels of other revenues may not be indicative of future levels.

	For the six months ended June 30,
	2004	2003	Change	% Change
Costs and expenses:
Cost of sales	$53,357	$42,699	$10,658	25%
Research and development	130,525	72,795	57,730	79%
Selling, general and administrative	167,704	120,152	47,552	40%
Depreciation and amortization	23,143	21,567	1,576	7%
Impairment charge	30,071	—	30,071	100%
	$404,800	$257,213	$147,587	57%

Cost of Sales— The cost of sales was approximately 12% of net sales for the first half of 2004 and 14% of net sales for the first half of 2003.  The decrease is due to cost savings realized from our transfer of U.S. ACTIQ manufacturing from Abbott Laboratories to our Salt Lake City facility beginning in June 2003, partially offset by higher costs related to other products sold in France.

Research and Development Expenses—Research and development expenses increased $57.7 million, or 79%, in the first half of 2004 as compared to the first half of 2003. Approximately $42.9 million of this increase is due to clinical research costs associated with increased headcount and with (1) additional clinical studies initiated in 2004 to explore the utility of GABITRIL beyond its current indication, (2) increased expenditures associated with enrollment of our Phase 2/3 study of CEP-1347, (3) costs incurred with Phase 3 clinical programs of PROVIGIL in Pediatric ADHD started in late 2003, and (4) costs incurred with our Phase 3 studies of NUVIGIL started in the fourth quarter of 2003.  In addition, we incurred $5.6 million during the first half of 2004 for the production of MYOTROPHIN in support of a Phase 3 study being performed by certain physicians and we recognized an expense of $1.2 million in the first quarter of 2004 for a milestone payment due to a third-party under a GABITRIL license agreement.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $47.6 million, or 40%, in the first half of 2004 as compared to the first half of 2003.  Of this increase, $37.4 million is a result of the expansion of our U.K. and U.S. field sales forces, additional product promotional expenses and an increased number of educational programs.  Of the remaining increase, a portion is due (1) to higher administrative expenses associated with an increase in headcount, (2) costs associated with complying with the requirements of the Sarbanes-Oxley Act, and (3) higher accruals for bonus expenses resulting from a shift from a stock option-based plan to a cash-based performance incentive plan.  These increases were partially offset by the recognition of a gain of $4.2 million in the first half of 2004 as a result of retiree medical benefit changes for current employees at Cephalon France.

Depreciation and Amortization Expenses—Depreciation and amortization expenses increased by $1.6 million, or 7%, in the first half of 2004 as compared to the first half of 2003. Depreciation expense increased period over period as a result of increased capital spending on capitalized software and building improvements at our West Chester and France locations.

Impairment charge—In the first half of 2004, we recorded an impairment charge of $30.1 million for the write-off of our investment in MDS Proteomics Inc.

	For the six months ended June 30,
	2004	2003	Change	% Change
Other income and expense:
Interest income	$6,835	$5,175	$1,660	32%
Interest expense	(11,712)	(16,356)	4,644	(28)%
Charge on early extinguishment of debt	(961)	—	(961)	(100)%
Other income (expense), net	(1,802)	2,311	(4,113)	(178)%
	$(7,640)	$(8,870)	$1,230	(14)%

Other Income and Expense— Total other income and expense, net, increased $1.2 million, or 14%, in the first half of 2004 from the first half of 2003 due to:

•                  Interest income increased by $1.7 million in the first half of 2004 due to higher average investment balances partially offset by lower investment returns.

•                  Interest expense decreased by $4.6 million due primarily to:

•                  a decrease in interest and amortization expense of $5.4 million associated with the July 2003 redemption of our 5.25% convertible subordinated notes,

•                  a decrease in interest expense of $0.6 million on our 2.5% convertible subordinated notes as a result of the interest rate swap agreement in effect for $200.0 million of the outstanding $600.0 million balance,

•                  an increase in amortization expense of $2.0 million associated with debt issuance costs from the June 2003 sale of our Zero Coupon Convertible Subordinated Notes.

•                  In the first half of 2004, we recognized a charge of $1.0 million associated with the repurchase of $10.0 million of our 3.875% convertible subordinated notes.

•                  Other income decreased by $4.1 million in the first half of 2004 from the first half of 2003 primarily due to the recording of a $4.1 million gain on the increase in the fair value of a foreign currency derivative instrument in the first half of 2003.

	For the six months ended June 30,
	2004	2003	Change	% Change
Income tax expense	$27,159	$17,080	$10,079	59%

Income Taxes— We recognized $27.2 million of income tax expense in the first half of 2004 and $17.1 million of income tax expense in the first half of 2003 based on an overall estimated annual effective tax rate of approximately 38% in 2004 and 36% in 2003. In addition, we did not record a tax benefit on the impairment charge of $30.1 million recognized in the second quarter of 2004 since the realization of this deduction for tax purposes is not yet assured.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and investments at June 30, 2004 were $1.2 billion, representing 50% of total assets.  Working capital, which is calculated as current assets less current liabilities, was $1.3 billion at June 30, 2004.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $81.4 million for the six months ended June 30, 2004 as compared to $39.4 million for 2003. The increase is primarily a result of our sales growth, in addition to improvements in cash flow resulting from changes in accounts payable, accrued expenses and trade receivables.

Net Cash Used for Investing Activities

Net cash used for investing activities was $143.9 million for the six months ended June 30, 2004 as compared to $99.3 million for 2003. We made capital expenditures of $18.9 million in the first half of 2004 and $12.5 million in the first half of 2003. These expenditures were primarily for facilities improvements at our West Chester, Salt Lake City and France locations to accommodate our growth and also for manufacturing equipment at our Salt Lake City location for the production of ACTIQ for the U.S. and European markets. During 2003, we purchased non-marketable securities totaling $33.0 million, which included securities of MDS Proteomics Inc. (MDSP), a privately-held Canadian company. The carrying value of the investment in MDSP was written off as an impairment charge in the second quarter of 2004. Cash used for net additions to our investment portfolio of available-for-sale securities was $124.8 million during 2004 as compared to cash used of $53.8 million in 2003.

Net Cash Provided by (Used for) Financing Activities

Net cash used for financing activities was $4.9 million for the six months ended June 30, 2004, as compared to net cash provided by financing activities of $634.2 million in 2003. The change is primarily the result of net proceeds of $727.3 million received in 2003 from the sale of zero coupon convertible subordinated notes. Concurrent with the private placement of the notes, we purchased a convertible note hedge for $258.6 million and sold warrants for $178.3 million. During both comparable periods, convertible subordinated notes were retired: $10.0 million in the first half of 2004 and $9.0 million in the first half of 2003. The volume of exercises of common stock options increased in the first half of 2004 as compared to the same period in 2003. The extent and timing of option exercises are primarily dependent upon the market price of our common stock and general financial market conditions, as well as the exercise prices and expiration dates of the options.

Outlook

Cash, cash equivalents and investments at June 30, 2004 were $1.2 billion.  We expect to use our remaining cash, cash equivalents and investments for working capital and general corporate purposes, including the acquisition of businesses, products, product rights, or technologies, the payment of contractual obligations, including scheduled interest payments on our convertible notes, and/or the purchase, redemption or retirement of our convertible notes. Prior to 2001, we had negative cash flows from operations and used the proceeds of public and private placements of our equity and debt securities to fund operations. At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth in 2005 and beyond, such as the degree of market acceptance and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop new formulations of our existing products and to demonstrate the utility of our products in indications beyond those already included in the FDA approved labels.  However, we expect that sales of our three most significant marketed products, PROVIGIL, ACTIQ and GABITRIL, in combination with other revenues, should allow us to continue to generate profits and positive cash flows from operations in the near term.

Analysis of prescription data for our products in the United States indicates that physicians elected to prescribe PROVIGIL, GABITRIL and ACTIQ to treat a number of indications outside of their labeled indications.  Our strategy for PROVIGIL and GABITRIL is to broaden the ranges of clinical uses that are approved by the FDA and European regulatory agencies to include many of the currently prescribed uses.  In January 2004, we received approval from the FDA to expand the label for PROVIGIL to include improving wakefulness in patients with excessive sleepiness associated with SWSD and OSA/HS. In the first quarter of 2004, we launched PROVIGIL for these new indications with an expanded sales force of approximately 500 persons.  In April 2004, we announced that we had received marketing approval in the United Kingdom to expand the label of PROVIGIL to include the treatment of excessive sleepiness in patients with chronic pathological conditions, including narcolepsy, OSA/HS and moderate to severe SWSD.  We believe that the addition of these new indications, coupled with a larger sales force, is having a meaningful and positive impact on PROVIGIL sales in 2004.

Continued sales growth of PROVIGIL beyond the December 2005 expiration of orphan drug exclusivity depends, in part, on our maintaining protection on the modafinil particle-size patent through its expiration beginning in 2014.  If we complete a clinical study of PROVIGIL in pediatric patients that is agreeable to the FDA, the FDA could grant us a six-month extension of our current exclusivity and of the particle-size patent.

On March 28, 2003, we filed a patent infringement lawsuit in U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Pharmaceuticals Inc., and Barr Laboratories, Inc. based upon the ANDAs filed by each of these companies seeking FDA approval for a generic equivalent of modafinil.  The lawsuit claims infringement of our U.S. Patent No. RE37516, which covers the pharmaceutical compositions and uses of modafinil.  This litigation is currently in the discovery phase and we expect that the trial will begin sometime in 2005.  On May 26, 2004, we also filed a patent infringement lawsuit in U.S. District Court in New Jersey against Sandoz Inc. based upon their ANDA for a generic equivalent of modafinil.  Discovery on this action has not yet commenced.  While we intend to vigorously defend the validity, and prevent infringement, of this patent, these efforts will be both expensive and time consuming and, ultimately, may not be successful.  See “—Certain Risks Related to Our Business.”

Our sales of ACTIQ also depend on our existing patent protection for the approved compressed powder formulation, which expires in the U.S. in September 2006, and for the previous formulation of ACTIQ, which expires in May 2005.  If we complete a clinical study in pediatric patients that is agreeable to the FDA, the FDA could grant us six months of exclusivity beyond the September 2006 compressed powder patent expiration.

We expect to continue to incur significant expenditures associated with conducting additional clinical studies to explore the utility of our products in treating disorders beyond those currently approved in their respective labels.  With respect to PROVIGIL, we have finished enrolling patients into Phase 3 clinical programs in ADHD in children and have commenced a Phase 3 program for NUVIGIL in OSA/HS, SWSD and narcolepsy. With respect to

GABITRIL, we announced in April 2004 that we will initiate a Phase 3 clinical program in the second half of 2004 evaluating GABITRIL for the treatment of anxiety disorders.  In addition, in early 2004 we initiated a Phase 2 study of GABITRIL in insomnia and studies of a sugar-free formulation of ACTIQ.  We also expect to continue in 2004 our Phase 2/3 studies of CEP-1347 for the treatment of Parkinson’s Disease.  In the future, we expect to continue to incur significant expenditures to fund research and development activities, including clinical trials, for our other product candidates, and for improved formulations for our existing products.  In the future, we may seek to mitigate the risk in our research and development programs by seeking sources of funding for a portion of these expenses through collaborative arrangements with third parties. However, we intend to retain a portion of the commercial rights to these programs and, as a result, we still expect to spend significant funds on our share of the cost of these programs, including the costs of research, preclinical development, clinical research and manufacturing.

We also expect to incur significant expenditures in 2004 associated with manufacturing, selling and marketing our products.  For example, in 2004 we began a nearly $70 million capital expansion of our production facility in Salt Lake City that will be substantially completed by late 2006 and that will increase our ACTIQ capacity and provide us with flexibility to manufacture other products at this facility.  With respect to our sales and marketing efforts, we anticipate significantly higher expenditures in 2004 compared to 2003, primarily as a result of the recent expansion of our sales force.

We may have significant fluctuations in quarterly results based primarily on the level and timing of:

•                  product sales and cost of product sales;

•                  inventory stocking or destocking practices of our large customers;

•                  achievement and timing of research and development milestones;

•                  collaboration revenues;

•                  cost and timing of clinical trials;

•                  marketing and other expenses; and

•                  manufacturing or supply disruptions.

We have significant indebtedness outstanding, consisting principally of indebtedness on convertible subordinated notes.  The following table summarizes the principal terms of our convertible subordinated notes outstanding as of June 30, 2004:

Security	Outstanding		Conversion Price		Other
	(in millions)
2.5% Convertible Subordinated Notes due December 2006	$600.0	*	$81.00		•	Redeemable on or after December 20, 2004 at our option at a redemption price of 100% of the principal amount redeemed.
3.875% Convertible Subordinated Notes due March 2007	$33.0		$70.36		•	Redeemable on March 28, 2005 at option of holder at a redemption price of 100% of principal amount redeemed.
Zero Coupon Convertible Notes due June 2033, first putable June 15, 2008	$375.0		$59.50	**	•	Redeemable on June 15, 2008 at either option of holder or us at a redemption price of 100.25% of the principal amount redeemed.
Zero Coupon Convertible Notes due June 2033, first putable June 15, 2010	$375.0		$56.50	**	•	Redeemable on June 15, 2010 at either option of holder or us at a redemption price of 100.25% of the principal amount redeemed.

*                 In July 2004, we agreed to exchange approximately $78.3 million of these notes for 1,518,169 shares of our common stock.

**          Stated conversion prices as per the terms of the notes.  However, each convertible note contains certain terms restricting a holder’s ability to convert the notes, including that a holder may only convert if the closing price of our stock on the day prior to conversion is higher than $71.40 or $67.80 with respect to the 2008 notes or the 2010 notes, respectively.  For a more complete description of these notes, including the convertible note hedge strategy we entered into when we sold the notes and the related potential impact of the notes and hedge strategy on the calculation of earnings per share, see Notes 1 and 10 to our consolidated financial statements included in Item 8 of our Form 10-K for the fiscal year ended December 31, 2003.

The annual interest payments on the $1,383.0 million of convertible notes outstanding as of June 30, 2004 are $16.3 million, payable at various dates throughout the year.  In the future, we may agree to exchanges of the notes for shares of our common stock or debt, or may determine to use a portion of our existing cash on hand to purchase, redeem or retire all or a portion of the outstanding convertible notes.  In January 2003, we entered into an interest rate swap agreement with a financial institution relating to our $600.0 million 2.5% convertible notes in the aggregate notional amount of $200.0 million.  Under the swap, we agreed to pay a variable interest rate on this $200.0 million notional amount equal to LIBOR-BBA + .29% in exchange for the financial institution’s agreement to pay a fixed rate of 2.5%.  The variable interest rate is re-calculated at the beginning of each quarter.  Effective July 1, 2004, the interest rate is 1.87625%.  We also agreed to provide the financial institution with cash collateral to support our obligations under the agreement.  The current collateral amount is $3.0 million and is recorded in Other Assets in our consolidated balance sheets.

As part of our business strategy, we plan to consider and, as appropriate, make acquisitions of other businesses, products, product rights or technologies.  If we receive final regulatory approval to complete our acquisition of CIMA, we expect to pay a net amount of approximately $403 million cash for all of the outstanding shares of CIMA.  On June 30, 2004, we announced that we had reached an agreement in principle with the Bureau of Competition staff of the FTC, subject to final approval of the Commissioners, to permit the closure of the proposed merger.  As a result, both we and CIMA have decided not to exercise our respective rights to terminate the merger agreement at this time.  Ultimately, if we do not receive regulatory approval to close the transaction, we will be required to pay CIMA a break fee of $16.25 million.  Although we have sufficient cash, cash equivalents and investments to complete this transaction, in the future our cash reserves and other liquid assets may be inadequate to consummate other acquisitions and it may be necessary for us to raise substantial additional funds in the future to complete these transactions.  In addition, as a result of our acquisition efforts, we are likely to experience significant charges to earnings for merger and related expenses (whether or not our efforts are successful) that may include transaction costs, closure costs or acquired in-process research and development charges.

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

For the six months ended June 30, 2004, approximately 90% of our worldwide net sales were derived from sales of PROVIGIL, ACTIQ and GABITRIL. We cannot be certain that these products will continue to be accepted in their markets. Specifically, the following factors, among others, could affect the level of market acceptance of PROVIGIL, ACTIQ and GABITRIL:

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

Even with the approval in January 2004 of a broader label for PROVIGIL, the markets for the approved indications of PROVIGIL and GABITRIL remain relatively small. Analysis of prescription data indicates that a significant portion of product sales of these products, as well as for ACTIQ, is derived from the use of these products outside of their labeled indications. We believe that the growth of PROVIGIL and GABITRIL will be greater if we are able to further expand the approved indications for these products.

To this end, we are developing a proprietary formulation of modafinil for the treatment of ADHD in children and have recently completed the Phase 3 clinical trials. We also have initiated Phase 2 studies of GABITRIL for the treatment of insomnia and we will initiate a Phase 3 clinical program in the second half of 2004 evaluating GABITRIL for the treatment of anxiety disorders.  If the results of the Phase 2 GABITRIL study in insomnia are positive, we will need to conduct additional studies before we can apply to regulatory authorities to expand the authorized uses of GABITRIL for this indication. We do not know whether these current or future studies will demonstrate safety and efficacy, or if they do, whether we will succeed in receiving regulatory approval to market these products for these or other disorders. If the results of some of these additional studies are negative, this could undermine physician and patient comfort with the product, limit its commercial success, and diminish its acceptance. Even if the results of these studies are positive, the impact on sales of these products may be minimal unless we are able to obtain FDA and foreign medical authority approval to expand the authorized uses of this product. FDA regulations limit our ability to communicate the results of additional clinical studies to patients and physicians without first obtaining regulatory approval for any expanded uses.

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

The U.S. composition of matter patent for modafinil expired in 2001. We own U.S. and foreign patent rights that expire between 2014 and 2015 covering pharmaceutical compositions and uses of modafinil and, more specifically, covering certain particle sizes of modafinil contained in the pharmaceutical composition. Ultimately, these patents might be found invalid as the result of a challenge by a third party, or a potential competitor could develop a competing product or product formulation that avoids infringement of these patents. To date, the FDA has accepted five ANDAs, for pharmaceutical products containing modafinil. Each of these ANDAs contained a Paragraph IV certification in which the ANDA applicant certified that the U.S. particle-size modafinil patent covering PROVIGIL either is invalid or will not be infringed by the ANDA product. On March 28, 2003, we filed a patent infringement lawsuit in U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Pharmaceuticals Inc., and Barr Laboratories, Inc. based upon the ANDAs filed by each of these companies with the FDA. The lawsuit claims infringement of our U.S. Patent No. RE37516.  This litigation is currently in the discovery phase, and we expect that the trial will begin sometime in 2005.  On May 26, 2004, we also filed a patent infringement lawsuit in U.S. District Court in New Jersey against Sandoz Inc. based upon their ANDA for a generic equivalent of modafinil.  Discovery on this action has not yet commenced.  While we intend to vigorously defend the validity of this patent and prevent infringement, these efforts will be both expensive and time consuming and, ultimately, may not be successful.

In early 2004, Barr and Ranbaxy each announced the receipt of tentative FDA approval for their respective generic versions of PROVIGIL. If the court finds the particle-size patent is invalid or not infringed, Barr and Ranbaxy could begin selling their modafinil-based products upon the expiration of our FDA orphan drug exclusivity, currently in December 2005, which would significantly and negatively impact revenues from PROVIGIL. We do not know whether the ANDAs filed by Teva, Mylan and Sandoz have been, or will be, tentatively approved by the FDA

If we complete a clinical study of PROVIGIL in pediatric patients that is acceptable to the FDA, the FDA could grant us a six-month extension of our orphan drug exclusivity (to June 2006) and six months of exclusivity beyond the 2014 expiration of the particle-size patent term.

With respect to ACTIQ, we hold an exclusive license to a U.S. patent covering the currently approved compressed powder pharmaceutical composition and methods for administering fentanyl via this composition that is set to expire in September 2006. Corresponding patents in foreign countries are set to expire between 2009 and 2010. Our patent protection with respect to the ACTIQ formulation we sold prior to June 2003 will expire in May 2005. If we complete a clinical study in pediatric patients that is agreeable to the FDA, the FDA could grant us six months of exclusivity beyond the September 2006 compressed powder patent expiration.  The loss of patent protection on ACTIQ, beginning as early as May 2005 in the United States, could significantly and negatively impact future ACTIQ sales.

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

During research and development, the use of pharmaceutical products, such as ours, is limited principally to clinical trial patients under controlled conditions and under the care of expert physicians. The widespread commercial use of our products could produce undesirable or unintended side effects that have not been evident in our clinical trials or the relatively limited commercial use to date. In addition, in patients who take multiple medications, drug interactions could occur that can be difficult to predict. Additionally, incidents of product misuse, product diversion or theft may occur, particularly with respect to products such as ACTIQ and PROVIGIL, which contain controlled substances. These events, among others, could result in adverse publicity that harms the commercial prospects of our products or lead to additional regulatory controls that could limit the circumstances under which the product is prescribed or even lead to the withdrawal of the product from the market. More specifically, ACTIQ has been approved under regulations concerning drugs with certain safety profiles, under which the FDA has established special restrictions to ensure safe use. Any violation of these special restrictions could lead to the imposition of further restrictions or withdrawal of the product from the market.

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

•                  total or partial suspension of manufacturing or commercial activities;

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

With respect to our product candidates and for new therapeutic indications for our existing products, we conduct research, preclinical testing and clinical trials, each of which requires us to comply with extensive government regulations. We cannot market these product candidates or these new indications in the United States or other countries without receiving approval from the FDA or the appropriate foreign medical authority. The approval process is highly uncertain and requires substantial time, effort and financial resources. Ultimately, we may never obtain approval in a timely manner, or at all. Without these required approvals, our ability to substantially grow revenues in the future could be adversely affected.

In addition, because PROVIGIL and ACTIQ contain active ingredients that are controlled substances, we are subject to regulation by the DEA and analogous foreign organizations relating to the manufacture, shipment, sale and use of the applicable products. These regulations also are imposed on prescribing physicians and other third parties, making the storage, transport and use of such products relatively complicated and expensive. With the increased concern for safety by the FDA and the DEA with respect to products containing controlled substances and the heightened level of media attention given to this issue, it is possible that these regulatory agencies could impose additional restrictions on marketing or even withdraw regulatory approval for such products. In addition, adverse publicity may bring about a rejection of the product by the medical community. If the DEA, FDA or a foreign medical authority withdrew the approval of, or placed additional significant restrictions on the marketing of any of our products, our product sales and ability to promote our products could be substantially affected.

We may be unable to repay our substantial indebtedness and other obligations.

As of June 30, 2004, we had $1,405.2 million of indebtedness outstanding, including $1,383.0 million outstanding under convertible notes with stated conversion prices or restricted conversion prices higher than our stock price as of the date of this filing. Of our convertible notes outstanding as of the filing date of this report, $521.7 million matures in 2006. There are no restrictions on our use of our existing cash, cash equivalents and investments, and we cannot be sure that these funds will be available or sufficient in the future to enable us to repay our indebtedness. In the future, these factors, among other things, could make it difficult for us to service, repay or refinance our indebtedness or to obtain additional financing in the future, or limit our future flexibility and make us more vulnerable in the event of a downturn in our business. Unless we are able to generate cash flow from operations that, together with our available cash on hand, is sufficient to repay our indebtedness, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

Our product sales and related financial results will fluctuate, and these fluctuations may cause our stock price to fall, especially if investors do not anticipate them.

A number of analysts and investors who follow our stock have developed models to attempt to forecast future product sales and expenses, and have established earnings expectations based upon those models. These models, in turn, are based in part on estimates of projected revenue and earnings that we disclose publicly. Forecasting future revenues is difficult, especially when we only have a few years of commercial history, when the level of market acceptance of our products is changing rapidly.  Forecasting is further complicated by the difficulties in estimating both existing stocking levels at pharmaceutical wholesalers and retail pharmacies and the timing of their purchases to replenish these stocks. As a result, it is likely that our revenues will fluctuate significantly, which may not meet with market expectations and which also may adversely affect our stock price. There are a number of other factors that could cause our financial results to fluctuate unexpectedly, including:

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

The conditions that our products treat, and some of the other disorders for which we are conducting additional studies, are currently treated with several drugs, many of which have been available for a number of years or are available in inexpensive generic forms. With respect to PROVIGIL, there are several other products used for the treatment of excessive sleepiness or narcolepsy in the United States, including methylphenidate products such as RITALIN® by Novartis, and in our other territories, many of which have been available for a number of years and are available in inexpensive generic forms. With respect to ACTIQ, we face competition from numerous short- and long-acting opioid products, including three products—Johnson & Johnson’s DURAGESIC®, Purdue Pharmaceutical’s OXYCONTIN® and MS-CONTIN®—that dominate the market.  In addition, we are aware of numerous other companies developing other technologies for rapidly delivering opioids to treat breakthrough pain, including transmucosal, transdermal, nasal spray and inhaled delivery systems, among others, that will compete against ACTIQ.  For example, in September 2003, Johnson & Johnson filed an NDA with the FDA for E-Trans®, a battery-powered transdermal patch that allows on-demand delivery of fentanyl with rapid absorption. With respect to GABITRIL, there are several products, including NEURONTIN® (gabapentin) by Pfizer, used as adjunctive therapy for the partial seizure market. Some are well-established therapies that have been on the market for several years while others have recently entered the partial seizure marketplace. In addition, several treatments for partial seizures are available in inexpensive generic forms. If we are successful in our efforts to expand the label of GABITRIL to include anxiety disorders, we will face significant competition from well-established Selective Serotonin Reuptake Inhibitor (SSRI) products such as Paxil®, Effexor XR® and Lexapro®, as well as Pregabalin®, a GABA modulator similar to GABITRIL, for which Pfizer filed an NDA in November 2003.  For all of our products, we need to demonstrate to physicians, patients and third party payers that the cost of our products is reasonable and appropriate in the light of their safety and efficacy, the price of competing products and the related health care benefits to the patient.

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

As part of our review of CIMA LABS, we conducted business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction. Despite our efforts, we ultimately may be unsuccessful in ascertaining or evaluating all such risks and, as a result, we might not realize the intended advantages of the acquisition. We also must consolidate and integrate the operations of CIMA with our business.  Integration efforts often take a significant amount of time, place a significant strain on our managerial, operational and financial resources and could prove to be more difficult and expensive than we predicted. If we fail to realize the expected benefits from this acquisition, or from acquisitions we may consummate in the future, whether as a result of unidentified risks, integration difficulties, regulatory setbacks or otherwise, our business, results of operations and financial condition could be adversely affected.

In addition, we have experienced, and will likely continue to experience, significant charges to earnings related to our efforts to consummate acquisitions.  For transactions that ultimately are not consummated, these charges may include fees and expenses for investment bankers, attorneys, accountants and other advisers in connection with our efforts.  Even if our efforts are successful, we may incur as part of a transaction substantial charges for closure costs associated with the elimination of duplicate operations and facilities and acquired in-process research and development charges.  In either case, the incurrence of these charges could adversely affect our results of operations for particular quarterly or annual periods.

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

The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future. For example, from January 1, 2003 through July 30, 2004 our common stock traded at a high price of $60.98 and a low price of $36.91. Negative announcements, including, among others:

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

Historically, a portion of our revenues and expenses has been earned and incurred, respectively, in currencies other than the U.S. dollar. For the six months ended June 30, 2004, approximately 15% of our revenues was denominated in currencies other than the U.S. dollar. We translate revenues earned and expenses incurred into U.S. dollars at the average exchange rate applicable during the relevant period. A weakening of the U.S. dollar would, therefore, increase both our revenues and expenses. Fluctuations in the rate of exchange between the U.S. dollar and the euro and other currencies may affect period-to-period comparisons of our operating results. Historically, we have not hedged our exposure to these fluctuations in exchange rates.

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

Our principal customers are wholesale drug distributors. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. Three large wholesale distributors control a significant share of the market. For the six months ended June 30, 2004, these wholesaler customers, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, in the aggregate, accounted for 88% of our worldwide net sales. The loss or bankruptcy of any of these customers could materially and adversely affect our results of operations and financial condition.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to foreign currency exchange risk related to operations conducted by our European subsidiaries that have transactions, assets, and liabilities denominated in foreign currencies that are translated into U.S. dollars for consolidated financial reporting purposes.  Historically, we have not hedged any of these foreign currency exchange risks.  For the six months ended June 30, 2004, an average 10% weakening of the U.S. dollar relative to the currencies in which our European subsidiaries operate would have resulted in an increase of $6.9 million in reported total revenues and a corresponding increase in reported expenses.  This sensitivity analysis of the effect of changes in foreign currency exchange rates does not assume any changes in the level of operations of our European subsidiaries.

In January 2003, we entered into an interest rate swap agreement with a financial institution, relating to our $600.0 million 2.5% convertible subordinated notes, in the aggregate notional amount of $200.0 million. We pay interest under the swap based on the 3-month LIBOR-BBA rate plus 29 basis points, adjusted quarterly.  Effective July 1, 2004, the interest rate is 1.87625%.  At inception, we recognized a premium on the value of the bonds of $2.2 million that we will amortize and recognize as interest expense over the remaining term of the notes.  We also recognize adjustments to interest expense based on changes in the fair values of the bonds and the swap agreement each quarter.  If LIBOR increases or decreases by 100 basis points, our annual interest expense would change by $2.0 million.  Changes in interest rates and the price and volatility of our common stock would also affect the fair values of the notes and the swap agreement, resulting in adjustments to interest expense.

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

PART II

OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On March 28, 2003, we filed a patent infringement lawsuit in U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Pharmaceuticals Inc., and Barr Laboratories, Inc. based upon the ANDAs filed by each of these companies seeking FDA approval for a generic equivalent of modafinil.  The lawsuit claims infringement of our U.S. Patent No. RE37516, which covers the pharmaceutical compositions and methods of treatment with the form of modafinil contained in PROVIGIL.  The litigation is currently in the discovery phase.  On May 26, 2004, we also filed a patent infringement lawsuit in U.S. District Court in New Jersey against Sandoz Inc. based upon their ANDA for a generic equivalent of modafinil.  Discovery on this action has not yet commenced.  We intend to vigorously defend the validity, and prevent infringement, of this patent.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were considered at the annual meeting of stockholders of Cephalon held in West Chester, Pennsylvania, on May 13, 2004:

I.                                         For the election of the following persons as directors:

	NUMBER OF VOTES
	FOR	WITHHELD	BROKER NON- VOTES
Frank Baldino, Jr., Ph.D.	45,565,906	2,331,270	0
William P. Egan	39,753,624	8,143,552	0
Robert J. Feeney, Ph.D.	40,847,919	7,049,257	0
Martyn D. Greenacre	34,985,213	12,911,963	0
Charles A. Sanders, M.D.	40,639,577	7,257,599	0
Gail R. Wilensky, Ph.D.	40,252,446	7,644,730	0
Dennis L. Winger	40,450,417	7,446,759	0
Horst Witzel, Dr.-Ing	40,852,957	7,044,219	0

II.                                     To approve an increase in the number of shares of common stock authorized for issuance under the Cephalon, Inc. 2004 Equity Compensation Plan (formerly, the Cephalon, Inc. 1995 Equity Compensation Plan) from 8,400,000 shares to 9,700,000 shares and the amendment of the 2004 Plan:

NUMBER OF VOTES
FOR	AGAINST	ABSTAIN	BROKER NON- VOTES
29,787,306	9,733,295	37,354	8,339,221

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)                    Exhibits:

Exhibit No.	Description
10.1(a)	Clarification Letter regarding Joint Research, Development and License Agreement between Cephalon, Inc. and H. Lundbeck A/S dated July 1, 1999.
10.1(b)	Amendment No. 1 to Joint Research, Development and License Agreement between Cephalon, Inc. and H. Lundbeck A/S dated October 1999.
10.1(c)	Clarification Letter regarding Joint Research, Development and License Agreement between Cephalon, Inc. and H. Lundbeck A/S dated March 16, 2000.
10.1(d)	Marketing and License Agreement made between Cephalon, Inc., Kyowa Hakko Kogyo Co., Ltd. and H. Lundbeck A/S dated April 10, 2000. (1)
10.1(e)	Amendment No. 2 to Joint Research, Development and License Agreement between Cephalon, Inc. and H. Lundbeck A/S dated June 13, 2001.
10.1(f)	Amendment No. 3 to Joint Research, Development and License Agreement between Cephalon, Inc. and H. Lundbeck A/S dated June 10, 2002.
10.2	Amendment No. 10 to Wiley Post Plaza Lease between Anesta Corp. and Wiley Post Plaza L.C. dated June 24, 2004 (1)
31.1	Certification of Frank Baldino, Jr., Chairman and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of J. Kevin Buchi, Senior Vice President and Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Frank Baldino, Jr., Chairman and Chief Executive Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of J. Kevin Buchi, Senior Vice President and Chief Financial Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(b)                   Reports on Form 8-K:

During the second quarter of 2004, we filed the following Current Report on Form 8-K:

•                  On April 13, 2004, we filed a Current Report on Form 8-K (Item 5) that included a Press Release dated April 13, 2004 publicly announcing plans to initiate a Phase III clinical program in the second half of 2004 evaluating GABITRIL for the treatment of anxiety disorders.

In addition, on May 3, 2004, we furnished a Current Report on Form 8-K (Item 12) that included a Press Release dated May 3, 2004 publicly announcing certain financial results from the first quarter, reiterating full year 2004 sales and diluted earnings per share guidance and introducing second quarter 2004 sales and earnings per share guidance.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEPHALON, INC.
(Registrant)

August 6, 2004	By	FRANK BALDINO, JR.
Frank Baldino, Jr., Ph.D.
Chairman and Chief Executive Officer
(Principal executive officer)

	By	J. KEVIN BUCHI
J. Kevin Buchi
Senior Vice President and Chief Financial Officer
(Principal financial and accounting officer)