Form 10-Q/A
period 2004-06-30
CEPHALON INC
filed 2004-11-03
CIK 873364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This amendment on Form 10-Q/A (the “Amendment”) amends Cephalon Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2004, as initially filed with the Securities and Exchange Commission on August 6, 2004 (the “Form 10-Q”).  This Amendment is being filed to reflect the restatement of the Company’s consolidated financial statements for the three and six month period ended June 30, 2004, as discussed in Note 1 to the Company’s consolidated financial statements included herein.  This Amendment specifically amends Items 1 and 2 in Part I and Item 6 in Part II.

The Company discovered that a clerical error made during the second quarter of 2004 resulted in cost of sales related to its manufacturing operations in France being understated by $2.5 million on a pre-tax basis.  The Company discovered this error as a result of its own internal control procedures, and, after discussion with its Audit Committee and independent public accountants, chose to restate second quarter results.

This Amendment does not update any other information set forth in the original Form 10-Q, except as required to reflect the effects of the restatement. This Amendment does not reflect any events or developments occurring subsequent to August 6, 2004. For a discussion of events and developments occurring subsequent to August 6, 2004, see the following of the Company’s Current Reports on Form 8-K filed with the SEC on:

•                                          August 10, 2004 (announcement of Federal Trade Commission acceptance of a consent agreement to permit the Company’s completion of the acquisition of CIMA LABS INC.);

•                                          August 16, 2004 (announcement of the completion of the acquisition of CIMA);

•                                          August 24, 2004 (announcement of results from three multi-center clinical trials of proprietary once-daily dosage forms of modafinil for the treatment of Attention Deficit Hyperactivity Disorder in children and adolescents);

•                                          September 7, 2004 (announcement of receipt of subpoena from the United States Attorney’s Office in Philadelphia requesting documents relating to the Company’s products); and

•                                          October 22, 2004 (filing historical and pro forma financial information with respect to the Company’s acquisition of CIMA LABS INC.).

The filing of this Amendment shall not be deemed an admission that the original Form 10-Q, when filed, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CEPHALON, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	June 30, 2004 Restated + (Unaudited)	December 31, 2003

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,045,994	$1,115,699
Investments	162,836	39,464
Receivables, net	97,558	86,348
Inventory, net	65,724	61,249
Deferred tax asset	59,870	57,972
Other current assets	23,862	9,198
Total current assets	1,455,844	1,369,930

PROPERTY AND EQUIPMENT, net	136,590	126,442
GOODWILL	298,769	298,769
OTHER INTANGIBLE ASSETS, net	308,074	326,445
DEBT ISSUANCE COSTS, net	30,848	35,250
DEFERRED TAX ASSET, net	144,131	168,506
OTHER ASSETS	23,376	56,314
	$2,397,632	$2,381,656

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$41,374	$9,637
Accounts payable	35,248	28,591
Accrued expenses	104,602	99,038
Current portion of deferred revenues	380	422
Total current liabilities	181,604	137,688

LONG-TERM DEBT	1,363,843	1,409,417
DEFERRED REVENUES	1,576	1,736
DEFERRED TAX LIABILITIES	44,532	45,665
OTHER LIABILITIES	16,557	16,780
Total liabilities	1,608,112	1,611,286

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, 2,500,000 shares issued, and none outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 56,155,557 and 55,842,510 shares issued, and 55,846,493 and 55,533,682 shares outstanding	562	558
Additional paid-in capital	1,065,915	1,052,059
Treasury stock, 309,064 and 308,828 shares outstanding, at cost	(13,706)	(13,692)
Accumulated deficit	(307,977)	(321,305)
Accumulated other comprehensive income	44,726	52,750
Total stockholders’ equity	789,520	770,370
	$2,397,632	$2,381,656

+ See Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2004 Restated +	2003	2004 Restated +	2003

REVENUES:
Sales	$234,990	$160,275	$445,381	$297,868
Other revenues	4,487	8,552	9,078	15,656
	239,477	168,827	454,459	313,524

COSTS AND EXPENSES:
Cost of sales	29,840	22,161	55,817	42,699
Research and development	74,043	39,139	130,525	72,795
Selling, general and administrative	85,202	65,546	167,704	120,152
Depreciation and amortization	11,646	10,926	23,143	21,567
Impairment charge	30,071	—	30,071	—
	230,802	137,772	407,260	257,213

INCOME FROM OPERATIONS	8,675	31,055	47,199	56,311

OTHER INCOME AND EXPENSE
Interest income	3,589	2,581	6,835	5,175
Interest expense	(5,822)	(7,820)	(11,712)	(16,356)
Charge on early extinguishment of debt	—	—	(961)	—
Other income (expense), net	(1,336)	1,887	(1,802)	2,311
	(3,569)	(3,352)	(7,640)	(8,870)

INCOME BEFORE INCOME TAXES	5,106	27,703	39,559	47,441

INCOME TAX EXPENSE	(13,489)	(9,580)	(26,231)	(17,080)

NET INCOME (LOSS)	$(8,383)	$18,123	$13,328	$30,361

* BASIC INCOME (LOSS) PER COMMON SHARE (Note 11)	$(0.15)	$0.32	$0.24	$0.54

* DILUTED INCOME (LOSS) PER COMMON SHARE (Note 11)	$(0.15)	$0.30	$0.23	$0.52

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	56,110	55,504	56,007	55,478

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-ASSUMING DILUTION	56,110	64,435	57,228	57,062

+ See Note 1.

* Prior period income per common share is restated for adoption of guidance from EITF 03-6.

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Comprehensive Income		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive
(In thousands, except share data)		Total	Shares	Amount		Shares	Amount		Income

BALANCE, JANUARY 1, 2003		$642,585	55,425,841	$554	$1,034,137	272,857	$(11,989)	$(405,163)	$25,046

Net Income	$83,858	83,858		—	—		—	83,858	—

Foreign currency translation gain	28,995
Unrealized investment losses	(1,291)
Other comprehensive income	27,704	27,704		—	—		—	—	27,704
Comprehensive income	$111,562

Sale of warrants associated with convertible subordinated notes		178,315		—	178,315		—	—	—

Purchase of Convertible Hedge associated with convertible subordinated notes		(258,584)			(258,584)

Tax benefit from the purchase of Convertible Hedge		90,500			90,500

Stock options exercised		4,528	299,056	3	4,525		—	—	—

Tax benefit from the exercise of stock options		944		—	944		—	—	—

Restricted stock award plan		1,394	99,025	1	1,393		—	—	—

Employer contributions to employee benefit plan		829	18,588	—	829		—	—	—

Treasury stock acquired		(1,703)		—	—	35,971	(1,703)	—	—

BALANCE, DECEMBER 31, 2003		770,370	55,842,510	558	1,052,059	308,828	(13,692)	(321,305)	52,750

Net Income	$13,328	13,328		—				13,328	—

Foreign currency translation loss	(6,610)
Unrealized investment losses	(1,414)
Other comprehensive loss	(8,024)	(8,024)		—					(8,024)
Comprehensive income	$5,304

Stock options exercised		8,366	312,372	4	8,362				—

Tax benefit from the exercise of stock options		2,999		—	2,999				—

Restricted stock award plan		2,495	675	—	2,495				—

* Treasury stock acquired		(14)		—		236	(14)		—

BALANCE, JUNE 30, 2004 Restated (Unaudited) **		$789,520	56,155,557	$562	$1,065,915	309,064	$(13,706)	$(307,977)	$44,726

*              Acquisition of treasury stock represents the dollar value of shares withheld from vestings of restricted stock grants as consideration for the employee’s required tax withholding.

**           See Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2004 Restated +	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,328	$30,361
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	4,255	2,150
Tax benefit from exercise of stock options	2,999	3,100
Depreciation and amortization	24,760	21,567
Amortization of debt issuance costs	4,379	2,247
Stock-based compensation expense	2,495	1,453
Non-cash charge on early extinguishment of debt	961	—
Pension curtailment	(4,214)	—
Loss on disposals of property and equipment	430	—
Impairment charge	30,071	—
Increase (decrease) in cash due to changes in assets and liabilities:
Receivables	(12,469)	(23,016)
Inventory	(5,541)	(5,698)
Other assets	5,037	3,670
Accounts payable, accrued expenses and deferred revenues	13,419	4,576
Other liabilities	1,449	(1,048)

Net cash provided by operating activities	81,359	39,362

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(18,850)	(12,546)
Investments in non-marketable securities	—	(32,975)
Acquisition of intangible assets	(261)	—
Purchases of investments	(136,756)	(87,270)
Sales of investments	11,970	33,508

Net cash used for investing activities	(143,897)	(99,283)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of common stock options	8,366	868
Acquisition of treasury stock	(14)	(125)
Principal payments on and retirements of long-term debt	(13,205)	(13,568)
Net proceeds from issuance of convertible subordinated notes	—	727,319
Proceeds from sale of warrants	—	178,315
Purchase of Convertible Hedge	—	(258,584)

Net cash provided by (used for) financing activities	(4,853)	634,225

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,314)	2,293

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(69,705)	576,597

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,115,699	486,097

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,045,994	$1,062,694

Supplemental disclosures of cash flow information:
Cash payments for interest	$8,430	$13,310
Cash payments for income taxes	16,406	2,723
Non-cash investing and financing activities:
Capital lease additions	1,568	570

+ See Note 1.

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

Restatement of previously issued financial statements for the three and six months ended June 30, 2004

We have restated our consolidated balance sheet at June 30, 2004, and consolidated statements of income, stockholders’ equity and cash flows for the three and six months ended June 30, 2004.  The restatement impacts the three and six months ended June 30, 2004 but has no effect on the consolidated financial statements issued in prior fiscal years.  The restatement corrects an error within the meaning of APB Opinion No. 20, Accounting Changes, made in the application of GAAP.  We incorrectly recorded an adjustment to cost of sales and inventory.  The impact of the restatement on net income (loss) is $1,532, net of tax for the second quarter 2004.

The following table presents the impact of the adjustment to net income (loss) for the three and six months ended June 30, 2004:

	Three months ended June 30, 2004			Six months ended June 30, 2004
(in thousands, except per share data)	As reported	Adjustment	As restated	As reported	Adjustment	As restated

Cost of sales	$27,380	$2,460	$29,840	$53,357	$2,460	$55,817
Income tax expense	$14,417	$(928)	$13,489	$27,159	$(928)	$26,231
Net income (loss)	$(6,851)	$(1,532)	$(8,383)	$14,860	$(1,532)	$13,328
Basic income (loss) per common share	$(0.12)	$(0.03)	$(0.15)	$0.26	$(0.02)	$0.24
Diluted income (loss) per common share	$(0.12)	$(0.03)	$(0.15)	$0.26	$(0.03)	$0.23

Reclassifications

Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

2.              STOCK-BASED COMPENSATION (RESTATED)

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

 (Our previously reported earnings per share have been restated as required by EITF Issue No. 03-6. See Note 3.)

	For the three months ended June 30,		For the six months ended June 30,
	2004 Restated	2003 Restated	2004 Restated	2003 Restated
Net income (loss), as reported	$(8,383)	$18,123	$13,328	$30,361
Add: Stock-based compensation expense included in net income, net of related tax effects	773	200	1,559	369
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,671)	(7,575)	(15,101)	(15,636)

Pro forma net income (loss)	$(15,281)	$10,748	$(214)	$15,094

Earnings (loss) per share:
Basic income (loss) per share, as reported	$(0.15)	$0.32	$0.24	$0.54
Basic income (loss) per share, pro forma	$(0.27)	$0.19	$0.00	$0.27

Diluted income (loss) per share, as reported	$(0.15)	$0.30	$0.23	$0.52
Diluted income (loss) per share, pro forma	$(0.27)	$0.19	$0.00	$0.27

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

4.              INVENTORY, NET (RESTATED)

Inventory consisted of the following:

	June 30, 2004 Restated	December 31, 2003
Raw materials	$23,538	$23,647
Work-in-process	12,567	10,295
Finished goods	29,619	27,307
	$65,724	$61,249

5.              OTHER INTANGIBLE ASSETS, NET

Other intangible assets consisted of the following:

		June 30, 2004			December 31, 2003
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology acquired from Lafon	10-15 years	$132,000	$24,666	$107,334	$132,000	$19,733	$112,267
Trademarks/tradenames acquired from Lafon	15 years	16,000	2,666	13,334	16,000	2,133	13,867
GABITRIL product rights	9-15 years	115,384	24,934	90,450	116,585	21,055	95,530
Novartis CNS product rights	10 years	41,641	14,574	27,067	41,641	12,492	29,149
ACTIQ marketing rights	10 years	75,465	19,881	55,584	75,465	16,056	59,409
Modafinil marketing rights	10 years	9,113	1,599	7,514	9,469	1,142	8,327
Other product rights	5-14 years	14,048	7,257	6,791	14,341	6,445	7,896
		$403,651	$95,577	$308,074	$405,501	$79,056	$326,445

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

10.       COMPREHENSIVE INCOME (LOSS) (RESTATED)

Our total comprehensive income (loss) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2004 Restated	2003	2004 Restated	2003
Net income (loss)	$(8,383)	$18,123	$13,328	$30,361

Foreign currency translation adjustment	(363)	8,709	(6,610)	12,310
Unrealized investment (losses) gains	(1,233)	63	(1,414)	(431)
Other comprehensive (loss) income	(1,596)	8,772	(8,024)	11,879

Comprehensive income (loss)	$(9,979)	$26,895	$5,304	$42,240

11.       EARNINGS PER SHARE (EPS) (RESTATED)

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

The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted income (loss) per common share:

	Three months ended June 30,		Six months ended June 30,
	2004 Restated	2003 Restated	2004 Restated	2003 Restated
Basic income (loss) per share computation:
Numerator:
Net income (loss) used for basic income per common share	$(8,383)	$17,872	$13,204	$29,939
Net income used for basic income per participating security	—	251	124	422
	$(8,383)	$18,123	$13,328	$30,361
Denominator:
Weighted average shares used for basic income (loss) per common share	56,110	55,504	56,007	55,478

Weighted average shares of participating securities	469	782	527	782

Basic income (loss) per common share:	$(0.15)	$0.32	$0.24	$0.54

Diluted income (loss) per share computation:
Numerator:
Net income (loss) used for basic income per common share	$(8,383)	$17,872	$13,204	$29,939
Interest on convertible subordinated notes (net of tax)	—	1,773	—	—
Net income (loss) used for diluted income per common share	$(8,383)	$19,645	$13,204	$29,939

Denominator:
Weighted average shares used for basic income (loss) per common share	56,110	55,504	56,007	55,478
Effect of dilutive securities:
Employee stock options and restricted stock awards	—	1,524	1,221	1,584
Convertible subordinated notes	—	7,407	—	—
Weighted average shares used for diluted income (loss) per common share	56,110	64,435	57,228	57,062

Diluted income (loss) per common share:	$(0.15)	$0.30	$0.23	$0.52

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

RESULTS OF OPERATIONS

Restatement of previously issued financial statements for the three and six months ended June 30, 2004

We have restated our consolidated balance sheet at June 30, 2004, and consolidated statements of income, stockholders’ equity and cash flows for the three and six months ended June 30, 2004.  The restatement impacts the three and six months ended June 30, 2004 but has no effect on the consolidated financial statements issued in prior fiscal years.  The restatement corrects an error within the meaning of APB Opinion No. 20, Accounting Changes, made in the application of GAAP.  We incorrectly recorded an adjustment to cost of sales and inventory.  The impact of the restatement on net income (loss) is $1,532 net of tax for the second quarter 2004.

The following table presents the impact of the adjustment to net income (loss) for the three and six months ended June 30, 2004:

	Three months ended June 30, 2004			Six months ended June 30, 2004
(in thousands, except per share data)	As reported	Adjustment	As restated	As reported	Adjustment	As restated

Cost of sales	$27,380	$2,460	$29,840	$53,357	$2,460	$55,817
Income tax expense	$14,417	$(928)	$13,489	$27,159	$(928)	$26,231
Net income (loss)	$(6,851)	$(1,532)	$(8,383)	$14,860	$(1,532)	$13,328
Basic income (loss) per common share	$(0.12)	$(0.03)	$(0.15)	$0.26	$(0.02)	$0.24
Diluted income (loss) per common share	$(0.12)	$(0.03)	$(0.15)	$0.26	$(0.03)	$0.23

Three months ended June 30, 2004 compared to three months ended June 30, 2003:

	For the three months ended June 30,
	2004	2003	Change	% Change
Sales:
PROVIGIL	$102,761	$69,522	$33,239	48%
ACTIQ	85,630	52,664	32,966	63%
GABITRIL	24,697	14,558	10,139	70%
Other	21,902	23,531	(1,629)	(7)%
Total sales	234,990	160,275	74,715	47%

Total other revenues	4,487	8,552	(4,065)	(48)%

Total revenues	$239,477	$168,827	$70,650	42%

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

	For the three months ended June 30,
	2004 Restated	2003	Change	% Change
Costs and expenses:
Cost of sales	$29,840	$22,161	$7,679	35%
Research and development	74,043	39,139	34,904	89%
Selling, general and administrative	85,202	65,546	19,656	30%
Depreciation and amortization	11,646	10,926	720	7%
Impairment charge	30,071	—	30,071	100%
	$230,802	$137,772	$93,030	68%

Cost of Sales— The cost of sales was approximately 13% of net sales for the second quarter of 2004 and 14% of net sales for the second quarter of 2003.  The decrease is due to cost savings realized from our transfer of U.S. ACTIQ manufacturing from Abbott Laboratories to our Salt Lake City facility beginning in June 2003, partially offset by higher costs related to other products sold in France.

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

	For the three months ended June 30,
	2004 Restated	2003	Change	% Change
Income tax expense	$13,489	$9,580	$3,909	41%

Income Taxes— We recognized $13.5 million of income tax expense in the second quarter of 2004 and $9.6 million of income tax expense in the second quarter of 2003 based on an overall estimated annual effective tax rate of approximately 37.45% in 2004 and 36% in 2003. In addition, we did not record a tax benefit on the impairment charge of $30.1 million recognized in the second quarter of 2004 since the realization of this deduction for tax purposes is not yet assured.

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

	For the six months ended June 30,
	2004 Restated	2003	Change	% Change
Costs and expenses:
Cost of sales	$55,817	$42,699	$13,118	31%
Research and development	130,525	72,795	57,730	79%
Selling, general and administrative	167,704	120,152	47,552	40%
Depreciation and amortization	23,143	21,567	1,576	7%
Impairment charge	30,071	—	30,071	100%
	$407,260	$257,213	$150,047	58%

Cost of Sales— The cost of sales was approximately 13% of net sales for the first half of 2004 and 14% of net sales for the first half of 2003.  The decrease is due to cost savings realized from our transfer of U.S. ACTIQ manufacturing from Abbott Laboratories to our Salt Lake City facility beginning in June 2003, partially offset by higher costs related to other products sold in France.

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

	For the six months ended June 30,
	2004 Restated	2003	Change	% Change
Income tax expense	$26,231	$17,080	$9,151	54%

Income Taxes— We recognized $26.2 million of income tax expense in the first half of 2004 and $17.1 million of income tax expense in the first half of 2003 based on an overall estimated annual effective tax rate of approximately 37.45% in 2004 and 36% in 2003. In addition, we did not record a tax benefit on the impairment charge of $30.1 million recognized in the second quarter of 2004 since the realization of this deduction for tax purposes is not yet assured.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)                                  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2004 were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

However during the preparation of our financial statements for the period ended September 30, 2004, we discovered that a clerical error made during the second quarter of 2004 resulted in cost of sales related to our manufacturing operations in France being understated by $2.5 million on a pre-tax basis.  We communicated this error to our audit committee and independent registered public accountants. Although there was no impact on full year financial results, we chose to restate second quarter results.  Our independent registered public accountants have advised our management that this condition, as it existed at June 30, 2004, constituted a material weakness in internal financial controls over cost of sales and inventory valuation.

We have implemented procedures as of the end of the third quarter of 2004 that we believe will fully and effectively remediate this deficiency in our internal controls over financial reporting over cost of sales and inventory valuation in France.  Our management believes that these additional procedures, together with those existing before, when appropriately applied, are effective to identify errors of this nature. As a result, our management now concludes that the Company's disclosure controls and procedures in effect as of June 30, 2004 were functioning effectively, except as they relate to cost of sales and inventory valuation in France.

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

CEPHALON, INC.
(Registrant)

November 3, 2004	By	FRANK BALDINO, JR.
Frank Baldino, Jr., Ph.D.
Chairman and Chief Executive Officer
(Principal executive officer)

	By	J. KEVIN BUCHI
J. Kevin Buchi
Senior Vice President and Chief Financial Officer
(Principal financial and accounting officer)