Form 10-Q
period 2004-09-30
CEPHALON INC
filed 2004-11-09
CIK 873364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 3, 2004
Common Stock, par value $.01	57,688,672 Shares

CEPHALON, INC. AND SUBSIDIARIES

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical facts or statements of current condition, this report and the documents into which this report is and will be incorporated contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements contained in this report constitute our expectations or forecasts of future events as of the date this report was filed with the SEC and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. In particular, these forward-looking statements include, among others, statements about:

•                  our dependence on sales of PROVIGIL® (modafinil) tablets [C-IV], ACTIQ® (oral transmucosal fentanyl citrate) [C-II] and GABITRIL® (tiagabine hydrochloride) in the United States and the market prospects and future marketing efforts for these products, including with respect to any new indications for such products;

•                  any potential expansion of the authorized uses of our existing products;

•                  our anticipated scientific progress in our research programs and our development of potential pharmaceutical products including our ongoing or planned clinical trials, the timing and costs of such trials and the likelihood or timing of revenues from these products, if any;

•                  the timing and predictability of regulatory approvals;

•                  our ability to adequately protect our technology and enforce our intellectual property rights and the future expiration of patent and/or regulatory exclusivity on certain of our products;

•                  our ability to realize the anticipated benefits of our acquisition of CIMA LABS INC.;

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

•                  scientific or regulatory setbacks in our research programs, clinical trials, or manufacturing activities for our product candidates or our existing products;

•                  unanticipated cash requirements to support current operations, expand our business or incur capital expenditures;

•                  the inability to adequately protect our key intellectual property rights, including as a result of an adverse adjudication with respect to the PROVIGIL litigation;

•                  the loss of key management or scientific personnel;

•                  the activities of our competitors in the industry, including the filing of Abbreviated New Drug Applications (ANDAs) with a Paragraph IV certification for any product containing modafinil or the entry of a generic competitor to ACTIQ;

•                  the loss of one or more key customers of CIMA or the inability to obtain regulatory approval of OraVescent® fentanyl;

•                  market conditions in the biotechnology industry that make raising capital or consummating acquisitions difficult, expensive or both; and

ii

•                  enactment of new government laws, regulations, court decisions, regulatory interpretations or other initiatives that are adverse to us or our interests.

We do not intend to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. We discuss in more detail the risks that we anticipate in the section included in Part I, Item 2 hereof and entitled “Certain Risks Related to our Business.” This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

iii

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CEPHALON, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$605,992	$1,115,699
Investments	204,534	39,464
Receivables, net	136,503	86,348
Inventory, net	71,466	61,249
Deferred tax asset	69,481	57,972
Other current assets	27,664	9,198
Total current assets	1,115,640	1,369,930

PROPERTY AND EQUIPMENT, net	224,523	126,442
GOODWILL	363,912	298,769
INTANGIBLE ASSETS, net	412,216	326,445
DEBT ISSUANCE COSTS, net	27,429	35,250
DEFERRED TAX ASSET, net	129,216	168,506
OTHER ASSETS	25,877	56,314
	$2,298,813	$2,381,656

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$9,403	$9,637
Accounts payable	40,330	28,591
Accrued expenses	131,254	99,038
Current portion of deferred revenues	1,042	422
Total current liabilities	182,029	137,688

LONG-TERM DEBT	1,287,320	1,409,417
DEFERRED REVENUES	1,592	1,736
DEFERRED TAX LIABILITIES	86,251	45,665
OTHER LIABILITIES	17,862	16,780
Total liabilities	1,575,054	1,611,286

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, 2,500,000 shares issued, and none outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 57,690,229 and 55,842,510 shares issued, and 57,380,965 and 55,533,682 shares outstanding	577	558
Additional paid-in capital	1,161,570	1,052,059
Treasury stock, 309,064 and 308,828 shares outstanding, at cost	(13,706)	(13,692)
Accumulated deficit	(473,223)	(321,305)
Accumulated other comprehensive income	48,541	52,750
Total stockholders’ equity	723,759	770,370
	$2,298,813	$2,381,656

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2004	2003	2004	2003

REVENUES:
Sales	$253,594	$184,877	$698,975	$482,745
Other revenues	8,373	5,166	17,451	20,822
	261,967	190,043	716,426	503,567

COSTS AND EXPENSES:
Cost of sales	33,782	22,584	89,599	65,283
Research and development	67,683	44,541	198,208	117,336
Selling, general and administrative	76,204	63,533	243,908	183,685
Depreciation and amortization	13,784	10,991	36,927	32,558
Impairment charge	—	—	30,071	—
Acquired in-process research and development	185,700	—	185,700	—
	377,153	141,649	784,413	398,862

INCOME (LOSS) FROM OPERATIONS	(115,186)	48,394	(67,987)	104,705

OTHER INCOME AND EXPENSE
Interest income	4,804	2,962	11,639	8,137
Interest expense	(5,176)	(6,218)	(16,888)	(22,574)
Debt exchange expense	(28,230)	—	(28,230)	—
Charge on early extinguishment of debt	(1,352)	(9,816)	(2,313)	(9,816)
Other income (expense), net	(642)	(522)	(2,444)	1,789
	(30,596)	(13,594)	(38,236)	(22,464)

INCOME (LOSS) BEFORE INCOME TAXES	(145,782)	34,800	(106,223)	82,241

INCOME TAX EXPENSE	(19,464)	(12,528)	(45,695)	(29,608)

NET INCOME (LOSS)	$(165,246)	$22,272	$(151,918)	$52,633

* BASIC INCOME (LOSS) PER COMMON SHARE (Note 11)	$(2.94)	$0.40	$(2.71)	$0.94

* DILUTED INCOME (LOSS) PER COMMON SHARE (Note 11)	$(2.94)	$0.37	$(2.71)	$0.90

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	56,178	55,573	56,065	55,510

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-ASSUMING DILUTION	56,178	64,552	56,065	64,497

* Prior period income per common share is restated for adoption of guidance from EITF 03-6.

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

											Accumulated
							Additional				Other
	Comprehensive		Preferred Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
(In thousands, except share data)	Income	Total	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income

BALANCE, JANUARY 1, 2003		$642,585	—	$—	55,425,841	$554	$1,034,137	272,857	$(11,989)	$(405,163)	$25,046

Net Income	$83,858	83,858		—	—	—	—		—	83,858	—

Foreign currency translation gain	28,995
Unrealized investment losses	(1,291)
Other comprehensive income	27,704	27,704		—	—	—	—		—	—	27,704
Comprehensive income	$111,562

Sale of warrants associated with convertible subordinated notes		178,315		—	—	—	178,315		—	—	—

Purchase of Convertible Hedge associated with convertible subordinated notes		(258,584)					(258,584)

Tax benefit from the purchase of Convertible Hedge		90,500					90,500

Stock options exercised		4,528		—	299,056	3	4,525		—	—	—

Tax benefit from the exercise of stock options		944				—	944		—	—	—

Restricted stock award plan		1,394		—	99,025	1	1,393		—	—	—

Employer contributions to employee benefit plan		829		—	18,588	—	829		—	—	—

* Treasury stock acquired		(1,703)		—		—	—	35,971	(1,703)	—	—

BALANCE, DECEMBER 31, 2003		770,370	—	—	55,842,510	558	1,052,059	308,828	(13,692)	(321,305)	52,750

Net Loss	$(151,918)	(151,918)				—				(151,918)	—

Foreign currency translation loss	(3,022)
Unrealized investment losses	(1,187)
Other comprehensive loss	(4,209)	(4,209)				—					(4,209)
Comprehensive income	$(156,127)

Issuance of common stock upon conversion of convertible notes		105,122			1,518,169	15	105,107

Tax effect upon conversion of convertible notes		(11,288)					(11,288)

Stock options exercised		8,794			328,875	4	8,790				—

Tax benefit from the exercise of stock options		3,109				—	3,109				—

Restricted stock award plan		3,793			675	—	3,793				—

* Treasury stock acquired		(14)				—		236	(14)		—

BALANCE, SEPTEMBER 30, 2004 (Unaudited)		$723,759	—	$—	57,690,229	$577	$1,161,570	309,064	$(13,706)	$(473,223)	$48,541

*            Acquisition of treasury stock represents the dollar value of shares withheld from vesting of restricted stock grants as consideration for the employee’s required tax withholding.

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(151,918)	$52,633
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income taxes	11,853	15,227
Tax benefit from exercise of stock options	3,109	3,100
Debt exchange expense	28,230	—
Tax effect on conversion of convertible notes	(11,288)	—
Depreciation and amortization	39,327	32,558
Amortization of debt issuance costs	6,420	6,837
Stock-based compensation expense	3,793	1,765
Non-cash charge on early extinguishment of debt	2,313	3,615
Pension curtailment	(4,214)	—
Loss on disposals of property and equipment	430	—
Impairment charge	30,071	—
Acquired in-process research and development	185,700	—
Increase (decrease) in cash due to changes in assets and liabilities, net of effect of acquistion:
Receivables	(40,085)	(12,394)
Inventory	(4,504)	(2,328)
Other assets	18,122	1,193
Accounts payable, accrued expenses and deferred revenues	12,018	6,339
Other liabilities	2,225	(2,784)

Net cash provided by operating activities	131,602	105,761

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(27,283)	(28,983)
Investments in non-marketable securities	—	(32,975)
Acquisition of CIMA, net of cash acquired	(482,521)	—
Acquisition of intangible assets	(308)	—
Purchases of investments	(169,741)	(87,643)
Sales of investments	76,653	136,481

Net cash used for investing activities	(603,200)	(13,120)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercises of common stock options	8,794	3,391
Acquisition of treasury stock	(14)	(125)
Principal payments on and retirements of long-term debt	(45,924)	(200,757)
Net proceeds from issuance of convertible subordinated notes	—	727,085
Proceeds from sale of warrants	—	178,315
Purchase of Convertible Hedge	—	(258,584)

Net cash provided by (used for) financing activities	(37,144)	449,325

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(965)	4,078

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(509,707)	546,044

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,115,699	486,097

CASH AND CASH EQUIVALENTS, END OF PERIOD	$605,992	$1,032,141

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Capital lease additions	$2,222	$733
Tax benefit from the purchase of Convertible Hedge	—	90,500
Conversion of convertible notes into common stock	78,250	—

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

2.     ACQUISITION OF CIMA LABS INC.

On August 12, 2004, we completed our acquisition of the outstanding shares of capital stock of CIMA LABS INC (CIMA). With this acquisition, we control the rights to OraVescent fentanyl, a pain relief product candidate currently in Phase 3 clinical trials. OraVescent fentanyl is a tablet that utilizes an enhanced absorption transmucosal drug delivery technology developed by CIMA that we anticipate will provide for rapid onset of pain relief.  We believe that this delivery technology will be more appealing and will enable greater market penetration than has been the case with ACTIQ.  Further, we plan to pursue a broader label for OraVescent fentanyl than currently exists for ACTIQ, including treatment of breakthrough pain in opioid-tolerant patients with conditions other than cancer.  Success in this program may enable the product to reach several million more patients. OraVescent fentanyl is protected by a pharmaceutical composition patent that extends until 2019.

The purchase price of $514.1 million, $482.5 million net of cash acquired (or $409.4 million net of cash, cash equivalents and investments), consists of $500.1 million for all outstanding shares of CIMA at $34.00 per share and $14.0 million in direct transaction costs. The acquisition was funded from Cephalon’s existing cash and short-term investments. In connection with the acquisition, CIMA used $18.8 million of their own funds to purchase all outstanding employee stock options, whether or not vested or exercisable, for an amount equal to $34.00 less the exercise price for such option.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. The final purchase price allocation will differ from that presented below due to adjustments primarily for items such as additional transaction costs and the final assessment of deferred taxes and valuation allowances.

At August 12, 2004
Cash and cash equivalents	$31,604
Available-for-sale investments	73,169
Receivables	10,673
Inventory	6,224
Deferred tax asset, net	22,221
Other current assets	560
Property, plant and equipment	82,474
Intangible assets	113,100
Acquired in-process research and development	185,700
Goodwill	63,909
Total assets acquired	589,634
Current liabilities	(33,097)
Deferred tax liability	(42,412)
Total liabilities assumed	(75,509)
Net assets acquired	$514,125

Of the $113.1 million of acquired intangible assets, $70 million was assigned to the DuraSolv technology with an estimated useful life of 14 years, $32.7 million was assigned to the OraSolv technology with a weighted average estimated useful life of approximately 6 years, and $10.4 million was assigned to the developed OraVescent technology with an estimated useful life of 15 years. The $63.9 million of goodwill was assigned to the U.S. pharmaceutical segment. In accordance with SFAS 142, goodwill is not amortized, but will be subject to a periodic assessment for impairment by applying a fair-value-based test. None of this goodwill is expected to be deductible for income tax purposes.

We allocated $185.7 million of the purchase price to in-process research and development projects. In-process research and development (IPR&D) represents the valuation of acquired, to-be-completed research projects. At the acquisition date, CIMA’s ongoing research and development initiatives were primarily involved with the development and commencement of Phase 3 clinical trials of OraVescent fentanyl, and several other minor ongoing research and development projects.  At the acquisition date, CIMA had spent approximately $5.6 million on the OraVescent in-process research and development project, and expected to spend an additional $18.2 million to complete all phases of the research and development. We expect to complete our OraVescent fentanyl Phase 3 clinical trials and submit an NDA for approval of this product in 2006.  The estimated revenues for the in-process projects are expected to be recognized from 2006 through 2019.

The value assigned to purchased in-process technology was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projections used to value the in-process research and development were, in some cases, reduced based on the probability of developing a new drug, and considered the relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from such projects are based on management’s estimates of cost of sales, operating expenses, and income taxes from such projects. The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental projects, discount rates of 28 percent were considered appropriate for the in-process research and development. These discount rates were commensurate with the projects’ stage of development and the uncertainties in the economic estimates described above.

If these projects are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods. Additionally, the value of other acquired intangible assets may become impaired. We believed that the foregoing assumptions used in the in-process research and development analysis were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected project sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were charged to expense in the third quarter of 2004.

The results of operations for CIMA have been included in our consolidated statements since the acquisition date of August 12, 2004.

The following unaudited pro forma information shows the results of the our operations for the nine months ended September 30, 2004 and 2003 as though the acquisition had occurred as of the beginning of the periods presented:

	For the nine months ended September 30,
	2004	2003
Total revenues	$753,004	$558,849
Net income (loss)	$(170,649)	$52,617
Basic and diluted net loss per common share:
Before cumulative effect of accounting change	$(3.04)	$0.94
Net income (loss)	$(3.04)	$0.90

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

3.     STOCK-BASED COMPENSATION

We account for stock option plans and restricted stock award plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock.  Restricted stock awards are recorded as compensation cost over the requisite vesting periods based on the market value on the date of grant.  We have opted to disclose only the provisions of Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure — An Amendment to FASB Statement No. 123,” as they pertain to financial statement recognition of compensation expense attributable to option grants.  As such, no compensation cost has been recognized for our stock option plans.  If we had elected to recognize compensation cost based on the fair value of granted stock options as prescribed by SFAS 123 and SFAS 148, the pro forma income (loss) and income (loss) per share amounts would have been as follows:

(Our previously reported earnings per share have been restated as required by EITF Issue No. 03-6. See Note 11.)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
		Restated		Restated
Net income (loss), as reported	$(165,246)	$22,272	$(151,918)	$52,633
Add: Stock-based compensation expense included in net income, net of related tax effects	792	200	2,314	568
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,517)	(8,008)	(23,312)	(23,641)
Pro forma net income (loss)	$(172,971)	$14,464	$(172,916)	$29,560

Earnings (loss) per share:
Basic income (loss) per share, as reported	$(2.94)	$0.40	$(2.71)	$0.94
Basic income (loss) per share, pro forma	$(3.08)	$0.26	$(3.08)	$0.52

Diluted income (loss) per share, as reported	$(2.94)	$0.37	$(2.71)	$0.90
Diluted income (loss) per share, pro forma	$(3.08)	$0.25	$(3.08)	$0.52

4.      RECENT ACCOUNTING PRONOUNCEMENTS

In addition to the recent accounting pronouncements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, the following should be considered.

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued an Exposure Draft, “Share-Based Payment,” that addressed the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require instead that such transactions be accounted for using a fair-value-based method. The proposed standard’s original effective date would have applied to awards that are granted, modified, or settled in cash in fiscal years beginning after December 15, 2004. On October 13, 2004, the FASB decided to delay the effective date of its proposed standard to interim or annuals periods beginning after June 15, 2005. The FASB is expected to issue a final standard by December 31, 2004.

In March 2004, the FASB’s Emerging Issues Task Force (EITF) reached consensus on Issue 03-6. This Issue is intended to clarify what is a participating security for purposes of applying SFAS 128, “Earnings Per Share.”  The Issue also provides further guidance on how to apply the two-class method of computing earnings per share (EPS) once it is determined that a security is participating, including how to allocate undistributed earnings to such a security.  We adopted this Issue in the second quarter of 2004 and determined that our 3.875% convertible subordinated notes were participating securities as defined by this Issue. Although as of September 30, 2004 there are no longer any of the 3.875% convertible notes outstanding,  net income (loss) used for basic and diluted income (loss) per share is allocated to the common shares using a ratio of weighted average common shares outstanding and weighted average participating securities, using the if-converted method. Our previously reported earnings per share have been restated as required by EITF Issue 03-6.  There was no effect on our basic EPS for 2003 for the three months ended September 30 and a decrease of $0.01 per share for nine months ended September 30. The effect on our diluted EPS for 2003 was a decrease of $0.01 per share for the three and nine months ended September 30.

In September 2004, the EITF issued reached consensus on Issue 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings per Share.”  This Issue requires the inclusion of convertible shares for contingently convertible debt in the calculation of diluted EPS using the if-converted method, regardless of whether the contingency has been met. The Issue is effective for periods ending after December 15, 2004 and requires the restatement of previously reported EPS. We are examining possible transactions involving our Zero Coupon Convertible Notes that could cause these notes to not be considered contingently convertible debt for purposes of EITF 04-8. If we do not restructure, retire, redeem or exchange these notes prior to December 31, 2004, this Issue will require us to include an additional 12.9 million shares in the calculation of diluted EPS for 2004 and the portion of 2003 for which the convertible debt was outstanding.

5.     INVENTORY, NET

Inventory consisted of the following:

	September 30, 2004	December 31, 2003
Raw materials	$24,256	$23,647
Work-in-process	9,443	10,295
Finished goods	37,767	27,307
	$71,466	$61,249

In addition to the inventory listed above, we are incurring costs associated with producing supplies of NUVIGIL, a follow-on compound to PROVIGIL currently in Phase 3 clinical trials. As this is a second generation version of a currently FDA-approved product, we have capitalized these costs with the expectation of receiving future regulatory approval to market the product. At September 30, 2004, we had $16.3 million of costs reflected in other current assets. If we do not receive approval to market the product or if we should use these supplies for research purposes or if it becomes probable that the product will expire before it can be sold, we will expense these costs at that point in time.

6.     INTANGIBLE ASSETS, NET

Other intangible assets consisted of the following:

		September 30, 2004			December 31, 2003
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology acquired from Lafon	10-15 years	$132,000	$27,133	$104,867	$132,000	$19,733	$112,267
Trademarks/tradenames acquired from Lafon	15 years	16,000	2,933	13,067	16,000	2,133	13,867
GABITRIL product rights	9-15 years	115,990	27,088	88,902	116,585	21,055	95,530
Novartis CNS product rights	10 years	41,641	15,615	26,026	41,641	12,492	29,149
ACTIQ marketing rights	10 years	75,465	21,794	53,671	75,465	16,056	59,409
Modafinil marketing rights	10 years	9,296	1,862	7,434	9,469	1,142	8,327
DuraSolv technology acquired from CIMA	14 years	70,000	609	69,391	—	—	—
OraSolv technology acquired from CIMA	6 years	32,700	655	32,045	—	—	—
OraVescent technology acquired from CIMA	15 years	10,400	85	10,315	—	—	—
Other product rights	5-14 years	14,406	7,908	6,498	14,341	6,445	7,896
		$517,898	$105,682	$412,216	$405,501	$79,056	$326,445

Intangible assets are amortized over their estimated useful economic life using the straight-line method.  Amortization expense was $9.7 million and $8.3 million for the three months ended September 30, 2004 and 2003, respectively, and $26.5 million and $24.8 million for the nine months ended September 30, 2004 and 2003, respectively.  Estimated amortization expense of intangible assets for each of the next five fiscal years, is approximately $44.0 million.

7.     LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30, 2004	December 31, 2003
2.5% convertible subordinated notes due December 2006	$522,030	$600,920
3.875% convertible subordinated notes due March 2007	—	43,000
Zero Coupon convertible subordinated notes first putable June 2008	375,000	375,000
Zero Coupon convertible subordinated notes first putable June 2010	375,000	375,000
Due to Abbott Laboratories	5,411	6,725
Mortgage and building improvement loans	9,884	10,354
Capital lease obligations	3,395	2,289
Other	6,003	5,766
Total debt	1,296,723	1,419,054
Less current portion	(9,403)	(9,637)
Total long-term debt	$1,287,320	$1,409,417

2.5% Convertible Subordinated Notes

In July 2004, a holder of our 2.5% convertible subordinated notes approached us, and we agreed, to exchange $78.3 million of these outstanding notes for 1,518,169 shares of our common stock.  We recognized debt exchange expense of $28.2 million in the third quarter of 2004 relating to these early exchanges in accordance with SFAS No. 84, “Induced Conversion of Convertible Debt.”  We also recognized the tax effect of this exchange of $11.3 million as a reduction of additional paid-in capital and as a tax benefit in our statement of operations for the nine months ended September 30, 2004.

3.875% Convertible Subordinated Notes

In March 2004 and August 2004, we repurchased for cash $10.0 million (at a price of 109.5% of the face amount) and $33.0 million (at a price of 104% of the face amount), respectively, of the 3.875% convertible subordinated notes in private transactions.  As a result, during the nine months ended September 30, 2004, we recognized $2.3 million in our financial statements as a charge on early extinguishment of debt, as follows:

	Principal Amount	Premium	Write-off of unamortized debt issuance costs	Total charge on early extinguishment of debt

3.875% convertible subordinated notes repurchased in March 2004	$10,000	$950	$11	$961
3.875% convertible subordinated notes repurchased in July 2004	33,000	1,320	32	1,352
	$43,000	$2,270	$43	$2,313

8.     LEGAL PROCEEDINGS

On March 28, 2003, we filed a patent infringement lawsuit in U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Pharmaceuticals Inc., and Barr Laboratories, Inc. based upon the abbreviated new drug applications (ANDAs) filed by each of these companies seeking FDA approval to market a generic version of modafinil.  The lawsuit claims infringement of our U.S. Patent No. RE37516, which covers the pharmaceutical compositions and methods of treatment with the form of modafinil contained in PROVIGIL.  Defendants Barr, Mylan and Ranbaxy have asserted counterclaims for non-infringement and/or patent invalidity.  This lawsuit is currently in the discovery phase and we expect that the trial will begin sometime in 2005.  On May 26, 2004, we also filed a patent infringement lawsuit in U.S. District Court in New Jersey against Sandoz Inc. based upon their ANDA for a generic equivalent of modafinil.  Discovery on this action has not yet commenced.  We intend to vigorously defend the validity, and prevent infringement, of this patent.

On September 7, 2004, we announced that we had received subpoenas from the U.S. Attorney’s Office in Philadelphia requesting generally relating to our sales and promotional practices for PROVIGIL, ACTIQ and GABITRIL.  We are cooperating with the investigation and are providing documents to the Government.  In addition, we have engaged in ongoing discussions with the Attorney General in Pennsylvania regarding recent media reports of instances of abuse and diversion of ACTIQ.  We have had similar discussions with the Office of the Attorney General in Connecticut; in September 2004, we received a voluntary request for information from the Office of the Connecticut Attorney General asking us to provide information generally relating to our sales and promotional practices for our U.S. products.  We have agreed to comply with this voluntary request.  These matters may involve the bringing of criminal charges and fines, and/or civil penalties.  We cannot predict or determine the outcome of these matters or reasonably estimate the amount or range of amounts of any fines or penalties that might result from an adverse outcome.  However, an adverse outcome could have a material adverse effect on our financial position, liquidity and results of operations.

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

On July 29, 2004, MDSP completed its reorganization under Canada’s Companies Creditors’ Arrangement Act and changed its name to Protana Inc.  As part of the reorganization, we agreed to terminate our research agreement with Protana and cancel the $30.0 million convertible note we held in return for shares of Class A Preferred Stock and Common Stock of Protana.  In light of the restructuring of Protana and the uncertain business prospects for the company, we determined that the carrying value of our investment was fully impaired and we recorded an impairment charge of $30.1 million, which included transaction costs, in our second quarter of 2004 results of operations. We did not record a tax benefit for this impairment charge since the realization of this deduction for tax purposes is not considered probable.

10.          COMPREHENSIVE INCOME (LOSS)

Our total comprehensive income (loss) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss)	$(165,246)	$22,272	$(151,918)	$52,633

Foreign currency translation adjustment	3,588	2,597	(3,022)	14,907
Unrealized investment (losses) gains	227	(572)	(1,187)	(1,003)
Other comprehensive (loss) income	3,815	2,025	(4,209)	13,904

Comprehensive income (loss)	$(161,431)	$24,297	$(156,127)	$66,537

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

In addition, we adopted the guidance from the EITF’s Issue 03-6 in the second quarter of 2004. Under the guidance, we must apply the two-class method of computing EPS and allocate undistributed earnings to participating securities. We determined that our 3.875% convertible subordinated notes were participating securities as these notes contained a provision that stated that if we distributed cash to all or substantially all of our common stock holders, whether by dividend or otherwise, the holders were entitled to such distribution as if they had converted their notes into shares. Although as of September 30, 2004 there are no longer any of the 3.875% convertible notes outstanding,  net income (loss) used for basic and diluted income (loss) per share is allocated to the common shares using a ratio of weighted average common shares and weighted average participating securities for the period outstanding, using the if-converted method. Our previously reported earnings per share have been restated as required by EITF Issue 03-6.

The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted income (loss) per common share:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
		Restated		Restated
Basic income (loss) per share computation:
Numerator:
Net income (loss) used for basic income per common share	$(165,246)	$22,272	$(151,918)	$52,633
Net income used for basic income per participating security	—	242	—	678
	$(165,246)	$22,514	$(151,918)	$53,311
Denominator:
Weighted average shares used for basic income (loss) per common share	56,178	55,573	56,065	55,510

Weighted average shares of participating securities	214	611	422	724

Basic income (loss) per common share:	$(2.94)	$0.40	$(2.71)	$0.94

Diluted income (loss) per share computation:
Numerator:
Net income (loss) used for basic income per common share	$(165,246)	$22,272	$(151,918)	$52,633
Interest on convertible subordinated notes (net of tax)	—	2,049	—	6,359
Net income (loss) used for diluted income per common share	$(165,246)	$24,321	$(151,918)	$58,992

Denominator:
Weighted average shares used for basic income (loss) per common share	56,178	55,573	56,065	55,510
Effect of dilutive securities:
Employee stock options and restricted stock awards	—	1,571	—	1,579
Convertible subordinated notes	—	7,408	—	7,408
Weighted average shares used for diluted income (loss) per common share	56,178	64,552	56,065	64,497

Diluted income (loss) per common share:	$(2.94)	$0.37	$(2.71)	$0.90

The following reconciliation shows the shares excluded from the calculation of diluted income (loss) per common share as the inclusion of such shares would be anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Weighted average shares excluded:
Employee stock options	7,728	5,674	2,305	5,698
Convertible subordinated notes	19,753	13,730	20,497	7,702
	27,481	19,404	22,802	13,400

The potential impact of the Zero Coupon Convertible Notes on the calculation of diluted shares is described in the table below:

	Principal amount	Conversion price per share	Resulting conversion shares	120% conversion price

Zero Coupon notes first putable June 2008	$375,000	$59.50	6,303	$71.40

Zero Coupon notes first putable June 2010	375,000	$56.50	6,637	$67.80

	$750,000		12,940

At the end of each period, SFAS 128 requires that we use the if-converted method to determine the dilutive impact of the 2008 Notes and the 2010 Notes.  Since the terms of these notes include restrictions which prevent the holder from converting the notes until our share price exceeds the 120% Conversion Price, there will be no impact of these notes on the total diluted shares figure for a particular reporting period unless our stock price exceeds the 120% Conversion Price on the last day of that reporting period.  If that occurs, the 2008 Notes and the 2010 Notes will increase the total diluted shares figure by 6.3 million shares and 6.6 million shares, respectively, for both that current reporting period and the corresponding year-to-date reporting period.  Under the if-converted method, we must recalculate this analysis each quarter to determine if the diluted shares from the 2008 Notes and 2010 Notes should be included in our diluted shares figures.  However, in September 2004, the FASB’s Emerging Issues Task Force reached consensus on Issue 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings per Share” effective for periods ending after December 15, 2004.  Assuming we do not restructure, retire, redeem or exchange our Zero Coupon Convertible Notes, this issue requires us to include the additional 12.9 million shares related to our Zero Coupon Convertible Notes in the calculation of diluted EPS, regardless of whether the contingency has been met.

We purchased Convertible Note Hedges and sold Warrants which, in combination, have the effect of reducing the dilutive impact of the Zero Coupon Convertible Notes by increasing the effective conversion price for these Notes, from our perspective, to $72.08. SFAS 128, however, requires us to analyze the impact of the Convertible Note Hedges and Warrants on diluted EPS separately.  As a result, the purchase of the Convertible Note Hedge is excluded because its impact will always be anti-dilutive.  SFAS 128 further requires that the impact of the sale of the Warrants be computed using the treasury stock method.  For example, using the treasury stock method, if the average price of our stock during the period ended September 30, 2004 had been $72.08, $80.00 or $90.00, the shares from the Warrants to be included in diluted EPS would have been zero, 1.0 million and 2.1 million shares, respectively.  The total number of shares that could potentially be included under the Warrants is 12.9 million.  Since the average share price of our stock during the three months ended September 30, 2004 did not exceed the Conversion Price of $72.08, there was no impact of these Warrants on diluted shares or diluted EPS during that period.

12.          SEGMENT AND SUBSIDIARY INFORMATION

Although we have significant sales, manufacturing, and research operations conducted by several subsidiaries located throughout the United States and Europe, including our latest acquisition of CIMA, Cephalon management makes operating decisions and assesses performance based on a single pharmaceutical segment. CIMA’s operations consist of contract manufacturing and research and development of pharmaceutical products which we have aggregated into our single operational segment for reporting purposes.

As required by SFAS 131, “Disclosure about Segments of an Enterprise and Related Information,” revenue and long-lived asset information summarized by geographic region is provided below:

Revenues:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
United States	$228,239	$155,507	$614,009	$402,574
Europe	33,728	34,536	102,417	100,993
Total	$261,967	$190,043	$716,426	$503,567

Long-lived assets:

	September 30, 2004	December 31, 2003
United States	$652,062	$474,112
Europe	531,111	537,614
Total	$1,183,173	$1,011,726

13.          PENSIONS AND OTHER POSTRETIREMENT BENEFITS

We have a defined benefit pension plan for current employees and a postretirement benefit plan for employees who retired prior to 2003 at our French subsidiaries.  These plans are noncontributory and are not funded; benefit payments are funded from operations.

A summary of the components of net periodic benefit costs is as follows:

	Pension Benefits For the three months ended September 30,		Pension Benefits For the nine months ended September 30,
	2004	2003	2004	2003
Service cost	$113	$94	$346	$270
Interest cost	82	73	250	209
Recognized actuarial gain	(62)	—	(189)	—
Change in benefit obligation	$133	$167	$407	$479

	Other Benefits For the three months ended September 30,		Other Benefits For the nine months ended September 30,
	2004	2003	2004	2003
Service cost	$8	$94	$23	$270
Interest cost	21	64	63	185
Amortization of prior improvements	—	(59)	—	(171)
Recognized actuarial gain	(9)	(1)	(28)	(3)
Recognized gain due to plan curtailment	—	—	(4,240)	—
Change in benefit obligation	$20	$98	$(4,182)	$281

In the first quarter of 2004, we cancelled postretirement health care benefits at Cephalon France for employees not yet retired.  This resulted in a gain of $4.2 million, which has been recognized as an offset to net periodic benefits costs for the three months ended March 31, 2004 and the nine months ended September 30, 2004.

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

EXECUTIVE SUMMARY

Cephalon is an international biopharmaceutical company dedicated to the discovery, development and marketing of innovative products to treat sleep disorders, neurological disorders, cancer and pain. In addition to conducting an active research and development program, we market three products in the United States and numerous products in various countries throughout Europe.  Our three biggest products in terms of product sales, PROVIGIL, ACTIQ and GABITRIL, comprised approximately 90% of our worldwide net sales for the nine months ended September 30, 2004.  We market PROVIGIL, ACTIQ and GABITRIL in the United States through our approximately 500-person sales force.

Our corporate and research and development headquarters are in West Chester, Pennsylvania, and we have offices in Utah, Minnesota, France, the United Kingdom, Germany and Switzerland. We operate manufacturing facilities in France for the production of modafinil, which is the active drug substance in PROVIGIL, Salt Lake City, Utah, for the production of ACTIQ for worldwide distribution and sale, and Eden Prairie and Brooklyn Park, Minnesota, for the production of orally disintegrating versions of drugs for pharmaceutical company partners.

Our future success is highly dependent on obtaining and maintaining patent protection for our products and technology.  With respect to PROVIGIL, we have filed patent infringement suits against five generic companies.  Depending on the results of the litigation, we could face generic competition as early as December 2005.  For ACTIQ, the patents covering the previous and current formulations are set to expire as early as May 2005 and September 2006, respectively.  As a result of the License and Supply Agreement we entered into with Barr Laboratories, Inc. in July 2004, we could face generic competition from Barr prior to September 2006 if we receive FDA approval of CIMA’s OraVescent fentanyl before this date.  See “Acquisition of CIMA LABS INC.” below.  The loss of patent protection on any of our existing products, whether by third-party challenge, invalidation or circumvention or by patent expiration, would materially impact our results of operations.

As part of our business strategy, in the future we expect to consider and, as appropriate, consummate acquisitions of other technologies, products and businesses.  Over the past few years, we also have pursued a strategy of both broadening the range of clinical uses that are approved by regulatory authorities and seeking new and improved formulations of our currently marketed products.  Our efforts resulted in approvals in 2003 of an expanded indication for PROVIGIL in Germany, and in 2004 of expanded indications for PROVIGIL in the United States, the United Kingdom, France, Austria and Switzerland.  For the remainder of 2004 and into 2005, we have a number of ongoing and planned clinical trials, including Phase 3 clinical trials of NUVIGIL™, a single isomer of PROVIGIL, in narcolepsy, obstructive sleep apnea/hypopnea syndrome (OSA/HS) and shift work sleep disorder (SWSD), clinical trials of PROVIGIL and ACTIQ in pediatric patients, and a Phase 3 clinical program evaluating GABITRIL for the treatment of generalized anxiety disorder (GAD).  In November 2004, we plan to file an sNDA with the FDA for a sugar-free formulation of ACTIQ.  We also anticipate filing an sNDA for PROVIGIL in attention deficit/hyperactivity disorder (ADHD) in late 2004, an NDA for NUVIGIL in early 2005 and an NDA for OraVescent fentanyl in the second half of 2005.  With respect to our Phase 2 clinical trials evaluating the use of GABITRIL in treating insomnia, we have determined that the data from these trials was less robust than the GABITRIL GAD data and, for that reason, do not plan to initiate a Phase 3 program for GABITRIL in treating insomnia at this time.

We also have devoted significant resources to the development of therapeutics to treat neurological and oncological disorders.  In the neurology area, we have a program with H. Lundbeck A/S to evaluate a molecule, CEP-1347, that has entered into an 800-patient Phase 2/3 clinical trial for the treatment of patients with early stage Parkinson’s disease.  In the cancer area, we have a program with a molecule, CEP-701, and are currently conducting

Phase 2 clinical trials in patients suffering from prostate cancer and acute myeloid leukemia (AML).  We also are conducting a Phase 1/2 program with another molecule, CEP-7055, to evaluate safety and tolerability and to gather preliminary evidence of efficacy in patients with treatment refractory tumors.  In the pharmaceutical industry, the regulatory approval for the sale of new pharmaceutical products remains highly uncertain because the majority of therapeutic candidates fail to show the human safety and efficacy necessary for regulatory approval and successful commercialization.  In addition, these efforts require substantial time, effort and financial resources.  Our success in developing and commercializing these product candidates, or new or improved formulations of existing products, will be a significant factor in our future success.

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

Acquisition of CIMA LABS INC.

On August 12, 2004, we completed our acquisition of CIMA LABS INC.  Under the Agreement and Plan of Merger dated November 3, 2003, we acquired each outstanding share of CIMA common stock for $34.00 per share in cash.  The total cash paid to CIMA shareholders in the transaction was approximately $482.5 million, net of CIMA’s existing cash on hand, or $409.4 million, net of CIMA’s cash, cash equivalents and investments.  As a result of the acquisition, we obtained the rights to CIMA’s OraVescent fentanyl product candidate, which is currently in Phase 3 clinical trials for the treatment of breakthrough cancer pain in opioid-tolerant patients.  OraVescent fentanyl utilizes an enhanced absorption transmucosal drug delivery technology that we believe may facilitate the rapid onset of pain relief in such patients.  We are targeting approval of this product by the FDA for late 2006.

CIMA also develops and manufactures orally disintegrating tablets using its proprietary technologies, OraSolv® and DuraSolv®, which allow an active drug ingredient to be formulated into a new, orally disintegrating dosage form that quickly disintegrates in the mouth without chewing or the need for water.  CIMA enters into collaborative agreements with pharmaceutical companies to develop products based on its oral drug delivery technologies.  It currently manufactures for its partners, including AstraZeneca, Organon and Wyeth, three prescriptions and four over-the-counter pharmaceutical brands incorporating either the OraSolv or DuraSolv technologies.  Revenues from these arrangements consist of net sales of manufactured product to partners, product development and licensing fees and royalties.

CIMA has facilities in Eden Prairie and Brooklyn Park, Minnesota, which house its executive offices, manufacturing facility, research and product development center and warehouse space.  As of December 31, 2003, CIMA had 273 full-time employees.

To secure FTC clearance of the CIMA acquisition, we entered into a license and supply agreement with Barr Laboratories, Inc. whereby we agreed to license to Barr our U.S. rights to any intellectual property related to ACTIQ. The license to ACTIQ will become effective upon the earliest to occur of (i) final FDA approval of OraVescent fentanyl, (ii) September 5, 2006, if we have not received either (A) an approvable letter from FDA for the sugar free formulation of ACTIQ by July 1, 2005 (or final FDA approval within 180 days of such approvable letter) or (B) a pediatric extension for ACTIQ or (iii) February 3, 2007, if we have received a pediatric extension for ACTIQ.  As we currently expect to receive both a pediatric extension for ACTIQ prior to September 2006 and FDA approval for the sugar-free formulation of ACTIQ within the timeframe agreed upon with the FTC, we anticipate that the Barr license will be effective upon OraVescent fentanyl approval.  Under the agreement, Barr also may receive a license to the sugar-free formulation of ACTIQ under development; this license would become effective upon OraVescent fentanyl approval by the FDA or if the sugar-free approval timelines described above are not achieved.  In November 2004, we plan to file an sNDA with the FDA requesting approval for the sugar-free formulation of ACTIQ, and we anticipate final FDA approval of this formulation in mid-2005.

Under the license and supply agreement, we also agreed to transfer to Barr our technological know-how and intellectual property related to ACTIQ and to sell to Barr, for period of up to three years, a generic form of ACTIQ for resale in the United States if Barr is unable to manufacture an FDA-approved generic version of ACTIQ by the date the license takes effect.  In addition, we have agreed to forbear from asserting any remaining patent rights in ACTIQ against other parties beginning on the earlier of August 3, 2007 or six months following the effective date of Barr’s license.

RECENT ACCOUNTING PRONOUNCEMENTS

On March 31, 2004, the FASB issued an Exposure Draft, Share-Based Payment, that addressed the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. The proposed standard’s original effective date would have applied to awards that are granted, modified, or settled in cash in interim or annual periods beginning January 1, 2005. On October 13, 2004, the FASB decided to delay the effective date of its proposed standard for interim or annuals periods beginning June 15, 2005. The FASB is expected to issue its final standard before December 31, 2004.

In March 2004, the FASB’s Emerging Issues Task Force (EITF) reached consensus on Issue 03-6. This Issue is intended to clarify what is a participating security for purposes of applying SFAS 128, “Earnings Per Share.”  The Issue also provides further guidance on how to apply the two-class method of computing earnings per share (EPS) once it is determined that a security is participating, including how to allocate undistributed earnings to such a security.  We adopted this Issue in the second quarter of 2004 and determined that our 3.875% convertible subordinated notes were participating securities as defined by this Issue. Although as of September 30, 2004 there are no longer any of the 3.875% convertible notes outstanding,  net income (loss) used for basic and diluted income (loss) per share is allocated to the common shares using a ratio of weighted average common shares outstanding and weighted average participating securities, using the if-converted method. Our previously reported earnings per share have been restated as required by EITF Issue 03-6.  There was no effect on our basic EPS for 2003 for the three months ended September 30 and a decrease of $0.01 per share for nine months ended September 30. The effect on our diluted EPS for 2003 was a decrease of $0.01 per share for the three and nine months ended September 30.

In September 2004, the EITF issued reached consensus on Issue 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings per Share.”  This Issue requires the inclusion of convertible shares for contingently convertible debt in the calculation of diluted EPS using the if-converted method, regardless of whether the contingency has been met. The Issue is effective for periods ending after December 15, 2004 and requires the restatement of previously reported EPS. We are examining possible transactions involving our Zero Coupon Convertible Notes that could cause these notes to not be considered contingently convertible debt for purposes of EITF 04-8. If we do not restructure, retire, redeem or exchange these notes prior to December 31, 2004, this Issue will require us to include an additional 12.9 million shares in the calculation of diluted EPS for 2004 and the portion of 2003 for which the convertible debt was outstanding.

RESULTS OF OPERATIONS

(Dollar amounts in thousands)

CIMA LABS INC. —On August 12, 2004, we completed our acquisition of CIMA. The following table shows the effect of CIMA on our results of operations for the period August 13 to September 30, 2004 for which we have no comparable amounts in our 2003 results of operations:

For the period August 13 through September 30, 2004:
Sales	$5,224
Other revenues	5,389
10,613
Costs and expenses:
Cost of sales	4,577
Research and development	3,338
Selling, general and administrative	1,673
Depreciation and amortization	1,802
Acquired in-process research and development costs	185,700
197,090
Other income and expense:
Interest income	255
Other income (expense), net	(13)
242

Loss before income taxes	$(186,235)

Sales— In the United States, we sell our products to pharmaceutical wholesalers.  Decisions made by these wholesalers and their customers regarding the levels of inventory they hold (and thus the amount of product they purchase) can materially affect the level of our sales in any particular period and thus may not necessarily correlate to the number of prescriptions written for our products as reported by IMS Health Incorporated.  We attempt to minimize these fluctuations, both by providing, from time to time, discounts to our customers to stock normal amounts of inventory and by canceling orders if we believe a particular customer is speculatively buying inventory in anticipation of possible price increases.  However, we do not have any agreements, understandings or business practices under which we extend incentives based on levels of inventory held by wholesalers.  We estimate that wholesaler inventories as of September 30, 2004 for all three of our products were within a normal range.  However, we do not have access to the actual inventory levels of our products held by our wholesalers or their customers.

At the beginning of 2004, we consolidated our two former U.S. sales forces into a single unit that now details all three products to a broader group of physicians, including primary care physicians (e.g. internists, general practitioners and family practitioners). In addition, we recently expanded this combined force to approximately 500 persons. We believe this substantially larger sales force, coupled with focused marketing efforts designed to educate physicians and communicate the benefits of our products, contributed to the increases in total sales for the three and nine months ended September 30, 2004.

Three months ended September 30, 2004 compared to three months ended September 30, 2003:

	For the three months ended September 30,
	2004	2003	Change	% Change
Sales:
PROVIGIL	$101,978	$79,746	$22,232	28%
ACTIQ	102,694	65,451	37,243	57%
GABITRIL	24,624	17,243	7,381	43%
Other	24,298	22,437	1,861	8%
Total sales	253,594	184,877	68,717	37%

Total other revenues	8,373	5,166	3,207	62%

Total revenues	$261,967	$190,043	$71,924	38%

Sales— In addition to our larger sales force presence, other factors which contributed to the increase in sales are summarized as follows:

•                  Sales of PROVIGIL increased 28% in the third quarter of 2004 as compared to 2003. U.S. prescriptions for PROVIGIL increased by 37%, according to IMS Health. In January, the FDA granted an expanded U.S. label for PROVIGIL, which is now indicated to improve wakefulness in patients with excessive sleepiness associated with obstructive sleep apnea and shift work sleep disorder, as well as narcolepsy.  Additionally, domestic prices increased approximately 8% from period to period.

•                  Sales of ACTIQ increased 57% as compared to the same period last year. U.S. prescriptions for ACTIQ increased by 22%, according to IMS Health. In addition, domestic prices increased approximately 5% from period to period.

•                  Sales of GABITRIL increased 43% as compared to the same period last year. U.S. prescriptions for GABITRIL increased by 43%, according to IMS Health. An increase in domestic prices of approximately 6% period over period also contributed to higher sales recorded in 2004.

•                  Other sales consist of (1) sales of other products and certain third party products in various international markets, principally in France and (2) sales of products manufactured by CIMA and sold to its pharmaceutical partners.  The most significant sales in this other sales category are SPASFON® (phloroglucinol) and FONZYLANE® (buflomedil).

Other Revenues—The increase in other revenues of 62% from period to period is primarily due to the inclusion of product development and licensing fees and royalties earned by CIMA.  This additional revenue was partially offset by a decrease in partner reimbursements on both our CEP-7055 program and our CEP-1347 program and a reduction in earnings recognized under our collaboration agreement with Novartis Pharma AG. The level of other revenue recognized from period to period may continue to fluctuate based on the status and activity of each related project and terms of each collaboration agreement.  Therefore, past levels of other revenues may not be indicative of future levels.

	For the three months ended September 30,
	2004	2003	Change	% Change
Costs and expenses:
Cost of sales	$33,782	$22,584	$11,198	50%
Research and development	67,683	44,541	23,142	52%
Selling, general and administrative	76,204	63,533	12,671	20%
Depreciation and amortization	13,784	10,991	2,793	25%
Acquired in-process research and development costs	185,700	—	185,700	—%
	$377,153	$141,649	$235,504	166%

Cost of Sales— The cost of sales was approximately 13% of net sales for the third quarter of 2004 and 12% of net sales for the third quarter of 2003.  The increase is primarily due to higher costs related to other products sold in France and to CIMA’s cost of sales for which there is no comparable data and for which the cost percentage to sales is higher than existing Cephalon products.

Research and Development Expenses—Research and development expenses increased $23.1 million, or 52%, in the third quarter of 2004 as compared to the third quarter of 2003. Approximately $12.8 million of this increase is due to clinical research costs associated with increased headcount necessary to support increased clinical activities and with costs incurred with our Phase 3 studies of NUVIGIL started in the fourth quarter of 2003. Expenses of $4.0 million were incurred in 2004 to develop new or improve current production processes for our currently marketed products and products in development as well as producing material for our clinical trials. CIMA costs of $3.3 million also contributed to the increase.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $12.7 million, or 20%, in the third quarter of 2004 as compared to the third quarter of 2003.  Of this increase, $8.3 million is a result of the expansion of our U.K. and U.S. field sales forces and an additional $1.7 million is due to CIMA. Of the remaining increase, a portion is due (1) to higher administrative expenses associated with an increase in headcount, (2) costs associated with complying with the requirements of the Sarbanes-Oxley Act, and (3) higher accruals for bonus expenses resulting from a shift from a stock option-based plan to a cash-based performance incentive plan for most employees.

Depreciation and Amortization Expenses—Depreciation and amortization expenses increased by $2.8 million, or 25%, in the third quarter of 2004 as compared to the third quarter of 2003. Depreciation expense increased period over period primarily as a result of increased capital investments in software, building and laboratory improvements at our West Chester location, increased spending on manufacturing equipment at our Salt Lake City location and the acquisition of property, plant and equipment from CIMA. Amortization expense increased due to the amortization of technology, trademark and marketing rights acquired from CIMA.

Acquired in-process research and development— In connection with our acquisition of CIMA, we allocated approximately $185.7 million of the purchase price to in-process research and development projects. At the acquisition date, CIMA’s ongoing research and development initiatives was primarily involved with the development and commencement of Phase 3 clinical trials of OraVescent fentanyl, and several other minor ongoing research and development projects.  These costs were charged to expense in the third quarter of 2004 since, at the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses.

	For the three months ended September 30,
	2004	2003	Change	% Change
Other income and expense:
Interest income	$4,804	$2,962	$1,842	62%
Interest expense	(5,176)	(6,218)	1,042	(17)%
Debt exchange expense	(28,230)	—	(28,230)	—%
Charge on early extinguishment of debt	(1,352)	(9,816)	8,464	(86)%
Other income (expense), net	(642)	(522)	(120)	23%
	$(30,596)	$(13,594)	$(17,002)	125%

Other Income and Expense— Total other income and expense, net, decreased $17 million, or 125%, in the third quarter of 2004 from the third quarter of 2003.  The decrease was attributable to the following factors:

•                  Interest income increased by $1.8 million in the third quarter of 2004 due to higher investment returns partially offset by lower average investment balances.

•                  Interest expense decreased by $1.0 million due primarily to a decrease in interest and amortization expense as a result of the July 2004 exchange of $78.3 million of our 2.5% convertible subordinated notes into 1,518,169 shares of our common stock.

•                  In July 2004, a holder of our 2.5% convertible subordinated notes approached us, and we agreed, to exchange $78.3 million of these outstanding notes into 1,518,169 shares of our common stock.  We recognized debt exchange expense of $28.2 million in the third quarter of 2004 relating to this exchange in accordance with SFAS No. 84, “Induced Conversion of Convertible Debt.”

•                  In August 2004, we repurchased for cash $33.0 million (at a price of 104% of the face amount) of our 3.875% convertible subordinated notes in a private transaction.  As a result, during the three months ended September 30, 2004, we recognized $1.4 million in our financial statements as a charge on early extinguishment of debt. In July 2003, we redeemed for cash all of the $174.0 million outstanding 5.25% notes at a redemption price of 103.15% per $1,000 aggregate principal amount of notes, and we purchased $12.0 million of the 3.875% notes from one of the holders in a private transaction at a price of 106% of the face amount of the notes. As a result, during the third quarter of 2003, $9.8 million was recognized in our financial statements as a charge on early extinguishment of debt.

	For the three months ended September 30,
	2004	2003	Change	% Change
Income tax expense	$(19,464)	$(12,528)	$(6,936)	55%

Income Taxes— We recognized $19.5 million of income tax expense in the third quarter of 2004 and $12.5 million of income tax expense in the third quarter of 2003 based on an overall estimated annual effective tax rate of approximately 39.5% in 2004 and 36% in 2003.  No tax benefit was recorded for the $185.7 million charge for in-process research and development expense recognized in the third quarter of 2004. We recorded a tax benefit and a reduction of additional paid in capital of $11.3 million for the $28.3 debt exchange expense recognized upon conversion of $78.3 million of our 2.5% convertible subordinated notes in the third quarter of 2004.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003:

	For the nine months ended September 30,
	2004	2003	Change	% Change
Sales:
PROVIGIL	$299,292	$205,058	$94,234	46%
ACTIQ	258,480	164,316	94,164	57%
GABITRIL	72,031	44,473	27,558	62%
Other	69,172	68,898	274	—%
Total sales	698,975	482,745	216,230	45%

Total other revenues	17,451	20,822	(3,371)	(16)%

Total revenues	$716,426	$503,567	$212,859	42%

Sales—In addition to our larger sales force presence, other factors which contributed to the increase in sales are summarized as follows:

•                  Sales of PROVIGIL increased 46% as compared to the same period last year. U.S. prescriptions for PROVIGIL increased by 35%, according to IMS Health. In January, the FDA granted an expanded U.S. label for PROVIGIL, which is now indicated to improve wakefulness in patients with excessive sleepiness associated with obstructive sleep apnea and shift work sleep disorder, as well as narcolepsy.  The period-to-period change was also impacted by lower sales recorded in the first quarter of 2003 as a result of the depletion of inventory levels at certain wholesalers. Additionally, domestic price increases of approximately 8% period over period contributed to higher 2004 sales.

•                  Sales of ACTIQ increased 57% as compared to the same period last year.  U.S. prescriptions for ACTIQ increased by 40%, according to IMS Health. In addition, domestic prices increased approximately 7% from period to period.

•                  Sales of GABITRIL increased 62% as compared to the same period last year.  U.S. prescriptions for GABITRIL increased by 44%, according to IMS Health. An increase in domestic prices of approximately 9% period over period also contributed to higher sales recorded in 2004.

•                  Other sales consist of (1) sales of other products and certain third party products in various international markets, principally in France and (2) sales of products manufactured by CIMA and sold to its pharmaceutical partners.  The most significant sales in this other sales category are SPASFON® (phloroglucinol) and FONZYLANE® (buflomedil).

Other Revenues— The decrease in other revenues of 16% from period to period is primarily due to a decrease in partner reimbursements on both our CEP-7055 program and our CEP-1347 program and a reduction in earnings recognized under our collaboration agreement with Novartis Pharma AG. This decrease was partially offset by the inclusion of product development and licensing fees and royalties reflected by CIMA. The level of other revenue recognized from period to period may continue to fluctuate based on the status and activity of each related project and terms of each collaboration agreement.  Therefore, past levels of other revenues may not be indicative of future levels.

	For the nine months ended September 30,
	2004	2003	Change	% Change
Costs and expenses:
Cost of sales	$89,599	$65,283	$24,316	37%
Research and development	198,208	117,336	80,872	69%
Selling, general and administrative	243,908	183,685	60,223	33%
Depreciation and amortization	36,927	32,558	4,369	13%
Impairment charge	30,071	—	30,071	—%
Acquired in-progress research and development costs	185,700	—	185,700	—%
	$784,413	$398,862	$385,551	97%

Cost of Sales— The cost of sales was approximately 13% of net sales for the nine months ended September 30, 2004 and 14% of net sales for the nine months ended September 30, 2003.  The decrease is due to cost savings realized from our transfer of U.S. ACTIQ manufacturing from Abbott Laboratories to our Salt Lake City facility beginning in June 2003, partially offset by higher costs related to other products sold in France and to CIMA’s cost of sales for which there is no comparable data and for which the cost percentage to sales is higher than existing Cephalon products.

Research and Development Expenses—Research and development expenses increased $80.9 million, or 69%, in the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.  Approximately $57.1 million of this increase is due to clinical research costs associated with increased headcount necessary to support increased clinical activities and with (1) additional clinical studies initiated in 2004 to explore the utility of GABITRIL beyond its current indication,  (2) costs incurred with Phase 3 clinical programs of PROVIGIL in Pediatric ADHD which began in late 2003, and (3) costs incurred with our Phase 3 studies of NUVIGIL which began in the fourth quarter of 2003.  We also incurred during the nine months ended September 30, 2004 (1) $5.7 million for the production of MYOTROPHIN in support of a Phase 3 study being performed by certain physicians, (2) $6.3 million to develop new or improve current production processes for our currently marketed products and products in development as well as producing material for our clinical trials, (3) $3.3 million of costs incurred by CIMA, and (4) $1.2 million is for a milestone payment due to a third-party under a GABITRIL license agreement. Of the remaining increase, a portion is due to higher accruals for bonus expenses resulting from a shift from a stock option-based plan to a cash-based performance incentive plan.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $60.2 million, or 33%, in the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.  Of this increase, $43.6 million is a result of the expansion of our U.K. and U.S. field sales forces, additional product promotional expenses and an increased number of educational programs and $1.7 million is due to CIMA.  Of the remaining increase, a portion is due (1) to higher administrative expenses associated with an increase in headcount, (2) costs associated with complying with the requirements of the Sarbanes-Oxley Act, and (3) higher accruals for bonus expenses resulting from a shift from a stock option-based plan to a cash-based performance incentive plan for most employees.  These increases were partially offset by the recognition of a gain of $4.2 million in the nine months ended September 30, 2004 as a result of retiree medical benefit changes for current employees at Cephalon France.

Depreciation and Amortization Expenses—Depreciation and amortization expenses increased by $4.4 million, or 13%, in the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Depreciation expense increased period over period primarily as a result of increased capital investments in software, building and laboratory improvements at our West Chester location, increased spending on manufacturing equipment at our Salt Lake City location and the acquisition of property, plant and equipment from CIMA. Amortization expense increased due to the amortization of technology, trademark and marketing rights acquired from CIMA.

Impairment charge—During 2004, we recorded an impairment charge of $30.1 million for the write-off of our investment in MDS Proteomics Inc.

Acquired in-process research and development— In connection with our acquisition of CIMA, we allocated approximately $185.7 million of the purchase price to in-process research and development projects. At the acquisition date, CIMA’s ongoing research and development initiatives was primarily involved with the development and commencement of Phase 3 clinical trials of OraVescent fentanyl, and several other minor ongoing research and development projects.  These costs were charged to expense in the third quarter of 2004 since, at the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses.

	For the nine months ended September 30,
	2004	2003	Change	% Change
Other income and expense:
Interest income	$11,639	$8,137	$3,502	43%
Interest expense	(16,888)	(22,574)	5,686	(25)%
Debt exchange expense	(28,230)	—	(28,230)	—%
Charge on early extinguishment of debt	(2,313)	(9,816)	7,503	(76)%
Other income (expense), net	(2,444)	1,789	(4,233)	(237)%
	$(38,236)	$(22,464)	$(15,772)	70%

Other Income and Expense— Total other income and expense, net, decreased $15.8 million, or 70%, in the nine months ended September 30, 2004 from the nine months ended September 30, 2003. The decrease was attributable to the following factors:

•                  Interest income increased by $3.5 million in the nine months ended September 30, 2004 due to higher average investment balances as average investment returns remained relatively constant period to period.

•                  Interest expense decreased by $5.7 million due primarily to:

•                  a decrease in interest and amortization expense of $5.5 million as a result of the July 2003 redemption of our 5.25% convertible subordinated notes,

•                  a decrease in interest expense of $0.8 million on our 2.5% convertible subordinated notes due to the July 2004 exchange of $78.3 million of the outstanding notes into 1,518,169 shares of our common stock

•                  an increase in amortization expense of $2.0 million associated with debt issuance costs from the June 2003 sale of our Zero Coupon Convertible Subordinated Notes.

•                  In July 2004, a holder of our 2.5% convertible subordinated notes approached us, and we agreed, to exchange $78.3 million of these outstanding notes into 1,518,169 shares of our common stock.  We recognized debt exchange expense of $28.2 million in the third quarter of 2004 relating to this exchange in accordance with SFAS No. 84, “Induced Conversion of Convertible Debt.”

•                  In March 2004 and August 2004, we repurchased for cash $10.0 million (at a price of 109.5% of the face amount) and $33.0 million (at a price of 104% of the face amount), respectively, of the 3.875% convertible subordinated notes in private transactions.  As a result, during the nine months ended September 30, 2004, we recognized $2.3 million in our financial statements as a charge on early extinguishment of debt. In July 2003, we redeemed for cash all of the $174.0 million outstanding 5.25% notes at a redemption price of 103.15% per $1,000 aggregate principal amount of notes and we purchased $12.0 million of the 3.875% notes from one of the holders in a private transaction at a price of 106% of the face amount of the notes. As a result, during the third quarter of 2003, $9.8 million was recognized in our financial statements as a charge on early extinguishment of debt.

•                  Other income decreased by $4.2 million in the nine months ended September 30, 2004 compared to the same period last year primarily due to the recording of a $4.1 million gain on the increase in the fair value of a foreign currency derivative instrument in the nine months ended September 30, 2003.

	For the nine months ended September 30,
	2004	2003	Change	% Change
Income tax expense	$(45,695)	$(29,608)	$(16,087)	54%

Income Taxes— We recognized $45.7 million of income tax expense in the nine months ended September 30, 2004 and $29.6 million of income tax expense in the nine months ended September 30, 2003 based on an overall estimated annual effective tax rate of approximately 39.5% in 2004 and 36% in 2003. We did not record a tax benefit on the impairment charge of $30.1 million recognized in the second quarter of 2004 since the realization of this deduction for tax purposes is not considered probable. No tax benefit was recorded for the $185.7 million charge for in-process research and development expense recognized in the third quarter of 2004. We recorded a tax benefit and a reduction of additional paid-in capital of $11.3 million for the $28.3 debt exchange expense recognized upon conversion of $78.3 million of our 2.5% convertible subordinated notes in the third quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and investments at September 30, 2004 were $810.5 million, representing 35% of total assets.  Working capital, which is calculated as current assets less current liabilities, was $933.6 million at September 30, 2004.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $131.6 million for the nine months ended September 30, 2004 as compared to $105.8 million for 2003. The increase is primarily a result of our sales growth, in addition to net changes in cash flow resulting from decreases in accounts payable, accrued expenses partially offset by an increase in trade receivables.

Net Cash Used for Investing Activities

Net cash used for investing activities was $603.2 million for the nine months ended September 30, 2004 as compared to $13.1 million for 2003. The change is primarily due to the acquisition of CIMA in August 2004 for $482.5 million, net of cash acquired (or $409.4 million, net of cash, cash equivalents and investments acquired) and the increase of purchases of available-for-sale investments in order to benefit from rising interest rates on longer term investments.  These increases of net cash used for investing activities were partially offset by the purchase of non-marketable securities totaling $33.0 million in 2003, which included securities of MDS Proteomics Inc. (MDSP), a privately-held Canadian company. The carrying value of the investment in MDSP was written off as an impairment charge in the second quarter of 2004.

Net Cash Provided by (Used for) Financing Activities

Net cash used for financing activities was $37.1 million for the nine months ended September 30, 2004, as compared to net cash provided by financing activities of $449.3 million in 2003. The change is primarily the result of net proceeds of $727.1 million received in 2003 from the sale of zero coupon convertible subordinated notes. Concurrent with the private placement of the notes, we purchased a convertible note hedge for $258.6 million and sold warrants for $178.3 million.

During both comparable periods, convertible subordinated notes were repurchased or redeemed (amounts in thousands):

3.875% convertible subordinated notes	March 2004	Repurchase	$10,000
3.875% convertible subordinated notes	August 2004	Repurchase	33,000
			$43,000

5.25% convertible subordinated notes	March 2003	Repurchase	$2,000
5.25% convertible subordinated notes	April 2003	Repurchase	7,000
5.25% convertible subordinated notes	July 2003	Redemption	174,000
3.875% convertible subordinated notes	July 2003	Repurchase	12,000
			$195,000

The volume of exercises of common stock options increased in the first half of 2004 as compared to the same period in 2003. The extent and timing of option exercises are primarily dependent upon the market price of our common stock and general financial market conditions, as well as the exercise prices and expiration dates of the options.

Outlook

Overview

Cash, cash equivalents and investments at September 30, 2004 were $810.5 million.  In August 2004, we completed our acquisition of CIMA and paid $482.5 million in cash, net of CIMA’s existing cash on hand, (or $409.4 million, net of CIMA’s cash, cash equivalents and investments) to CIMA shareholders to complete the transaction.  We expect to use our remaining cash, cash equivalents and investments for working capital and general corporate purposes, including the acquisition of businesses, products, product rights, or technologies, the payment of contractual obligations, including scheduled interest payments on our convertible notes, and/or the purchase, redemption or retirement of our convertible notes.  At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth in 2005 and beyond, such as the degree of market acceptance and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop new products and formulations of our existing products and to demonstrate the utility of our products in indications beyond those already included in the FDA approved labels.  However, we expect that sales of our three most significant marketed products, PROVIGIL, ACTIQ and GABITRIL, in combination with other revenues, should allow us to continue to generate profits and positive cash flows from operations in the near term.

Based on our current level of operations and projected sales of our products combined with other revenues and interest income, we also believe that we will be able to service our existing debt and meet our capital expenditure and working capital requirements in the near term. However, we cannot be sure that our anticipated revenue growth will be realized or that we will continue to generate significant positive cash flow from operations. We may need to obtain additional funding for future significant strategic transactions, to repay our outstanding indebtedness or for our future operational needs, and we cannot be certain that funding will be available on terms acceptable to us, or at all.

Products

Analysis of prescription data for our products in the United States indicates that physicians elected to prescribe PROVIGIL, GABITRIL and ACTIQ to treat a number of indications outside of their labeled indications.  Our strategy for PROVIGIL and GABITRIL has been to broaden the ranges of clinical uses that are approved by the FDA and European regulatory agencies to include many of the currently prescribed uses.  In January 2004, we received approval from the FDA to expand the label for PROVIGIL to include improving wakefulness in patients with excessive sleepiness associated with SWSD and OSA/HS. In the first quarter of 2004, we launched PROVIGIL for these new indications with an expanded sales force of approximately 500 persons.  In April 2004, we announced that we had received marketing approval in the United Kingdom to expand the label of PROVIGIL to include the treatment of excessive sleepiness in patients with chronic pathological conditions, including narcolepsy, OSA/HS and moderate to severe SWSD.  We believe that the addition of these new indications, coupled with a larger sales force, is having a meaningful and positive impact on PROVIGIL sales in 2004.

Continued sales growth of PROVIGIL beyond the December 2005 expiration of orphan drug exclusivity depends, in part, on our maintaining protection on the modafinil particle-size patent through its expiration beginning in 2014.  See “—Legal Proceedings” below.   If we complete clinical studies of PROVIGIL in pediatric patients that are agreeable to the FDA, the FDA could grant us a six-month extension of our current exclusivity and of the particle-size patent.

Our sales of ACTIQ also depend on our existing patent protection for the approved compressed powder formulation, which expires in the U.S. in September 2006, and for the previous formulation of ACTIQ, which expires in May 2005.  See “—Legal Proceedings” below.  If we complete clinical studies in pediatric patients that are agreeable to the FDA, the FDA could grant us six months of exclusivity beyond the September 2006 compressed powder patent expiration.  However, even with this additional exclusivity, Barr’s license to the ACTIQ patents could become effective as early as the launch of OraVescent fentanyl (expected in late 2006), and in no event later than February 3, 2007.  The entry of Barr with a generic form of ACTIQ beginning in late 2006 or early 2007 could significantly and negatively impact future ACTIQ sales.

Clinical Studies

We anticipate continuing to incur significant expenditures related to conducting clinical studies to develop new pharmaceutical products and to explore the utility of our existing products in treating disorders beyond those currently approved in their respective labels.  We have commenced a Phase 3 program for NUVIGIL in OSA/HS, SWSD and narcolepsy and expect to file an NDA with the FDA in early 2005.  In August 2004, we announced positive results of a Phase 3 program that showed that proprietary, once-daily dosage forms of modafinil improved symptoms of ADHD in children and adolescents; we anticipate filing a sNDA with the FDA in late 2004.  With respect to GABITRIL, we have initiated a Phase 3 clinical program evaluating GABITRIL for the treatment of GAD.  During the third quarter of 2004, we completed a Phase 2 program with GABITRIL for the treatment of insomnia and have determined not to pursue a Phase 3 program for GABITRIL in treating insomnia at this time.  With respect to new product candidates, we are enrolling patients in Phase 3 clinical trials of OraVescent fentanyl for the treatment of breakthrough cancer pain, and we expect to continue in 2004 and 2005 our Phase 2/3 studies of CEP-1347 for the treatment of Parkinson’s Disease.  We also are continuing clinical development of CEP-701 and CEP-7055 for treatment of certain malignancies.  In the future, we expect to continue to incur significant expenditures to fund research and development activities, including clinical trials, for our other product candidates, and for improved formulations for our existing products.  We may seek to mitigate the risk in our research and development programs by seeking sources of funding for a portion of these expenses through collaborative arrangements with third parties. However, we intend to retain a portion of the commercial rights to these programs and, as a result, we still expect to spend significant funds on our share of the cost of these programs, including the costs of research, preclinical development, clinical research and manufacturing.

Manufacturing, Selling and Marketing Efforts

We also expect to continue to incur significant expenditures associated with manufacturing, selling and marketing our products.  In 2004, we purchased 19 acres of land adjacent to our current facilities in Salt Lake City for approximately $2 million and began a nearly $70 million capital expansion that will be substantially completed by late 2006 and that will increase our ACTIQ capacity and provide us with flexibility to manufacture other products.

Indebtedness

We have significant indebtedness outstanding, consisting principally of indebtedness on convertible subordinated notes.  The following table summarizes the principal terms of our convertible subordinated notes outstanding as of September 30, 2004:

Security	Aggregate Principal Balance Outstanding (in millions)	Conversion Price		Other
2.5% Convertible Subordinated Notes due December 2006	$521.8	$81.00		• Redeemable on or after December 20, 2004 at our option at a redemption price of 100% of the principal amount redeemed.
Zero Coupon Convertible Notes due June 2033, first putable June 15, 2008	$375.0	$59.50	*	• Redeemable on June 15, 2008 at either option of holder or us at a redemption price of 100.25% of the principal amount redeemed.
Zero Coupon Convertible Notes due June 2033, first putable June 15, 2010	$375.0	$56.50	*	• Redeemable on June 15, 2010 at either option of holder or us at a redemption price of 100.25% of the principal amount redeemed.

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

The annual interest payments on the $1,271.8 million of convertible notes outstanding as of September 30, 2004 are $13.0 million, payable at various dates throughout the year.  In the future, we may agree to exchanges of the notes for shares of our common stock or debt, or may determine to use a portion of our existing cash on hand to purchase, redeem or retire all or a portion of the outstanding convertible notes.  In January 2003, we entered into an interest rate swap agreement with a financial institution relating to our 2.5% convertible notes in the aggregate notional amount of $200.0 million.  Although we exchanged $78.3 million of these notes in July 2004 for 1,518,169 shares of our common stock, the interest rate swap remains at $200.0 million. Under the swap, we agreed to pay a variable interest rate on this $200.0 million notional amount equal to LIBOR-BBA + .29% in exchange for the financial institution’s agreement to pay a fixed rate of 2.5%.  The variable interest rate is re-calculated at the beginning of each quarter.  Effective October 1, 2004, the interest rate is 2.265%.  We also agreed to provide the financial institution with cash collateral to support our obligations under the agreement.  The current collateral amount is $3.0 million and is recorded in Other Assets in our consolidated balance sheet.

Acquisition Strategy

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

Legal Proceedings

On March 28, 2003, we filed a patent infringement lawsuit in U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Pharmaceuticals Inc., and Barr Laboratories, Inc. based upon the ANDAs filed by each of these companies seeking FDA approval to market a generic equivalent of modafinil.  The lawsuit claims infringement of our U.S. Patent No. RE37516, which covers the pharmaceutical compositions and methods of treatment with the form of modafinil contained in PROVIGIL.  Defendants Barr, Mylan and Ranbaxy have asserted counterclaims for non-infringement and/or patent invalidity.  This litigation is currently in the discovery phase and we expect that the trial will begin sometime in 2005.  On May 26, 2004, we also filed a patent infringement lawsuit in U.S. District Court in New Jersey against Sandoz Inc. based upon their ANDA for a generic equivalent of modafinil.  Discovery on this action has not yet commenced.  We intend to vigorously defend the validity, and prevent infringement, of this patent.  However, these efforts will be both expensive and time consuming and, ultimately, may not be successful.

On September 7, 2004, we announced that we had received subpoenas from the U.S. Attorney’s Office in Philadelphia requesting generally relating to our sales and promotional practices for PROVIGIL, ACTIQ and GABITRIL.  We are cooperating with the investigation and are providing documents to the Government.  In addition, we have engaged in ongoing discussions with the Attorney General in Pennsylvania regarding recent media reports of instances of abuse and diversion of ACTIQ.  We have had similar discussions with the Office of the Attorney General in Connecticut; in September 2004, we received a voluntary request for information from the Office of the Connecticut Attorney General asking us to provide information generally relating to our sales and promotional practices for our U.S. products.  We have agreed to comply with this voluntary request.  These matters may involve the bringing of criminal charges and fines, and/or civil penalties.  We cannot predict or determine the outcome of these matters or reasonably estimate the amount or range of amounts of any fines or penalties that might result from an adverse outcome.  However, an adverse outcome could have a material adverse effect on our financial position, liquidity and results of operations.

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

Other

We may experience significant fluctuations in quarterly results based primarily on the level and timing of:

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. In addition to the item listed below, a summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003 in the “Critical Accounting Policies and Estimates” section and the “Recent Accounting Pronouncements” section.

We capitalize inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. We could be required to expense previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential factors. Conversely, our gross margins may be favorably impacted if some or all of the related production costs were expensed prior to the product being available for commercial sale.  We are incurring costs associated with producing supplies of NUVIGIL, a follow-on compound to PROVIGIL currently in Phase 3 clinical trials. As this is a second generation version of a currently FDA-approved product, we have capitalized these costs with the expectation of receiving future regulatory approval to market the product. At September 30, 2004, we had $16.3 million of costs reflected in other current assets.

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

For the nine months ended September 30, 2004, approximately 90% of our worldwide net sales were derived from sales of PROVIGIL, ACTIQ and GABITRIL. We cannot be certain that these products will continue to be accepted in their markets. Specifically, the following factors, among others, could affect the level of market acceptance of PROVIGIL, ACTIQ and GABITRIL:

•                  a change in the perception of the healthcare community of their safety and efficacy, both in an absolute sense and relative to that of competing products;

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

To this end, we have completed the Phase 3 clinical trials of proprietary formulations of modafinil for the treatment of ADHD in children and expect to file an sNDA with the FDA in late 2004. We also have initiated a Phase 3 clinical program evaluating GABITRIL for the treatment of GAD.  We do not know whether these current or future studies will demonstrate safety and efficacy, or if they do, whether we will succeed in receiving regulatory approval to market these products for these or other disorders. If the results of some of these additional studies are negative or adverse, this could undermine physician and patient comfort with the product, limit its commercial success, and diminish its acceptance. Even if the results of these studies are positive, the impact on sales of these products may be minimal unless we are able to obtain FDA and foreign medical authority approval to expand the authorized uses of this product. FDA regulations limit our ability to communicate the results of additional clinical studies to patients and physicians without first obtaining regulatory approval for any expanded uses.

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

PROVIGIL

The U.S. composition of matter patent for modafinil expired in 2001. We own U.S. and foreign patent rights that expire between 2014 and 2015 covering pharmaceutical compositions and uses of modafinil and, more specifically, covering certain particle sizes of modafinil contained in the pharmaceutical composition. Ultimately, these patents might be found invalid as the result of a challenge by a third party, or a potential competitor could develop a competing product or product formulation that avoids infringement of these patents. To date, the FDA has accepted five ANDAs, for pharmaceutical products containing modafinil. Each of these ANDAs contained a Paragraph IV certification in which the ANDA applicant certified that the U.S. particle-size modafinil patent covering PROVIGIL either is invalid or will not be infringed by the ANDA product. On March 28, 2003, we filed a patent infringement lawsuit in U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Pharmaceuticals Inc., and Barr Laboratories, Inc. based upon the ANDAs filed by each of these companies with the FDA. The lawsuit claims infringement of our U.S. Patent No. RE37516.  Defendants Barr, Mylan and Ranbaxy have asserted counterclaims for non-infringement and/or patent invalidity.  This litigation is currently in the discovery phase, and we expect that the trial will begin sometime in 2005.  On May 26, 2004, we also filed a patent infringement lawsuit in U.S. District Court in New Jersey against Sandoz Inc. based upon their ANDA for a generic equivalent of modafinil.  Discovery on this action has not yet commenced.  While we intend to vigorously defend the validity of this patent and prevent infringement, these efforts will be both expensive and time consuming and, ultimately, may not be successful.

In early 2004, Barr and Ranbaxy each announced the receipt of tentative FDA approval for their respective generic versions of PROVIGIL. If the court finds the particle-size patent is invalid or not infringed, Barr and Ranbaxy could begin selling their modafinil-based products upon the expiration of our FDA orphan drug exclusivity, currently in December 2005, which would significantly and negatively impact revenues from PROVIGIL. We do not know whether the ANDAs filed by Teva, Mylan and Sandoz have been, or will be, tentatively approved by the FDA.

If we complete clinical studies of PROVIGIL in pediatric patients that are acceptable to the FDA, the FDA could grant us a six-month extension of our orphan drug exclusivity (to June 2006) and six months of exclusivity beyond the 2014 expiration of the particle-size patent term.

ACTIQ

With respect to ACTIQ, we hold an exclusive license to a U.S. patent covering the currently approved compressed powder pharmaceutical composition and methods for administering fentanyl via this composition that is set to expire in September 2006. Corresponding patents in foreign countries are set to expire between 2009 and 2010. Our patent protection with respect to the ACTIQ formulation we sold prior to June 2003 will expire in May 2005. If we complete an additional clinical study in pediatric patients that is agreeable to the FDA, the FDA could grant us six months of exclusivity beyond the September 2006 compressed powder patent expiration.  However, even with this additional exclusivity, Barr’s license to the ACTIQ patents under the license and supply agreement could become effective as early as the launch of OraVescent fentanyl (expected in late 2006), and in no event later than February 3, 2007.  The entry of Barr with a generic form of ACTIQ could significantly and negatively impact future ACTIQ sales.

GABITRIL

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

•                  Other Products: Certain of our products are manufactured at our facilities in France, with the remaining products manufactured by single source third parties. CIMA also manufactures products at its Minnesota facilities for certain of its pharmaceutical company partners.

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

During research and development, the use of pharmaceutical products, such as ours, is limited principally to clinical trial patients under controlled conditions and under the care of expert physicians. The widespread commercial use of our products could identify undesirable or unintended side effects that have not been evident in our clinical trials or the relatively limited commercial use to date. In addition, in patients who take multiple medications, drug interactions could occur that can be difficult to predict. Additionally, incidents of product misuse, product diversion or theft may occur, particularly with respect to products such as ACTIQ and PROVIGIL, which contain controlled substances. These events, among others, could result in adverse publicity that harms the commercial prospects of our products or lead to additional regulatory controls that could limit the circumstances under which the product is prescribed or even lead to the withdrawal of the product from the market. In particular, ACTIQ has been approved under regulations concerning drugs with certain safety profiles, under which the FDA has established special restrictions to ensure safe use. Any violation of these special restrictions could lead to the imposition of further restrictions or withdrawal of the product from the market.

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

•                  restrictions on our ability to enter into strategic relationships; and

•                  criminal prosecution.

On September 7, 2004, we announced that we had received subpoenas from the U.S. Attorney’s Office in Philadelphia requesting generally relating to our sales and promotional practices for PROVIGIL, ACTIQ and GABITRIL.  We are cooperating with the investigation and are providing documents to the Government.  In addition, we have engaged in ongoing discussions with the Attorney General in Pennsylvania regarding recent media reports of instances of abuse and diversion of ACTIQ.  We have had similar discussions with the Office of the Attorney General in Connecticut; in September 2004, we received a voluntary request for information from the Office of the Connecticut Attorney General asking us to provide information generally relating to our sales and promotional practices for our U.S. products.  We have agreed to comply with this voluntary request.  These matters may involve the bringing of criminal charges and fines, and/or civil penalties.  We cannot predict or determine the outcome of these matters or reasonably estimate the amount or range of amounts of any fines or penalties that might result from an adverse outcome.  However, an adverse outcome could have a material adverse effect on our financial position, liquidity and results of operations.

It is both costly and time-consuming for us to comply with these inquiries and regulations. Additionally, incidents of adverse drug reactions, unintended side effects or misuse relating to our products could result in additional regulatory controls or restrictions, or even lead to withdrawal of a product from the market.

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

As of September 30, 2004, we had $1,296.7 million of indebtedness outstanding, including $1,272.0 million outstanding under convertible notes with stated conversion prices or restricted conversion prices higher than our stock price as of the date of this filing. Of our convertible notes outstanding as of the filing date of this report, $521.8 million matures in 2006. There are no restrictions on our use of our existing cash, cash equivalents and investments, and we cannot be sure that these funds will be available or sufficient in the future to enable us to repay our indebtedness. In the future, these factors, among other things, could make it difficult for us to service, repay or refinance our indebtedness or to obtain additional financing, or limit our flexibility and make us more vulnerable in the event of a downturn in our business. Unless we are able to generate cash flow from operations that, together with our available cash on hand, is sufficient to repay our indebtedness, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

Our internal control over financial reporting may not be considered effective, which could result in possible regulatory sanctions and a decline in our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to furnish a report on our internal controls over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2004.  This internal control report will contain an assessment by our management of the effectiveness of our internal control over financial reporting (including the disclosure of any material weakness) and a statement that our independent auditors have attested to and reported on management’s evaluation of such internal controls.  The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting.  We are currently reviewing and documenting our internal control processes and procedures and have begun testing such controls.  Ultimately, our internal control over financial reporting may not be considered effective if, among others things:

•                  any material weakness in our internal controls over financial reporting exist; or

•                  we fail to remediate assessed deficiencies.

For example, as previously disclosed, during the preparation of our financial statements for the period ended September 30, 2004, we discovered that a clerical error made during the second quarter of 2004 resulted in cost of sales related to our manufacturing operations in France being understated by $2.5 million on a pre-tax basis.  Our independent registered public accountants have advised our management that this condition, as it existed at June 30, 2004, constituted a material weakness in internal financial controls over cost of sales and inventory valuation.  We have implemented procedures that we believe will fully and effectively remediate this deficiency in our internal controls over financial reporting over cost of sales and inventory valuation in France as of the end of the third quarter of 2004.

Due to the number of controls to be examined, the complexity of the project, and the subjectivity involved in determining the effectiveness of controls, we cannot be certain that all of our controls will be considered effective by management or, if considered effective by our management, that our auditors will agree with such assessment.

If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation, we could be subject to regulatory sanctions or lose investor confidence in the accuracy and completeness of our financial reports, either of which could have an adverse effect on the market price for our securities.

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

The conditions that our products treat, and some of the other disorders for which we are conducting additional studies, are currently treated with many drugs, several of which have been available for a number of years or are available in inexpensive generic forms. With respect to PROVIGIL, and, if approved, NUVIGIL, there are several other products used for the treatment of excessive sleepiness or narcolepsy in the United States, including methylphenidate products such as RITALIN® by Novartis, and in our other territories, many of which have been available for a number of years and are available in inexpensive generic forms. If we are successful in obtaining FDA approval of modafinil for the treatment of ADHD in children and adolescents, we will face competition from stimulants such as RITALIN® by Novartis, STRATERRA® by Eli Lilly, and CONCERTA® by McNeil Consumer, as well as from amphetamines such as DEXDERINE® by GlaxoSmithKline and ADDERALL® by Shire.  With respect to ACTIQ, we face competition from numerous short- and long-acting opioid products, including three products—Johnson & Johnson’s DURAGESIC®, Purdue Pharmaceutical’s OXYCONTIN® and MS-CONTIN®—that dominate the market as well as Purdue’s PALLADONE® which was approved in September 2004.  We also anticipate that we will face at least one generic competitor to ACTIQ beginning in late 2006 or early 2007. In addition, we are aware of numerous other companies developing other technologies for rapidly delivering opioids to treat breakthrough pain, including transmucosal, transdermal, nasal spray and inhaled delivery systems, among others, that will compete against ACTIQ and, if approved, OraVescent fentanyl.  For example, in September 2003, Johnson & Johnson filed an NDA with the FDA for E-Trans®, a battery-powered transdermal patch that allows on-demand delivery of fentanyl with rapid absorption. With respect to GABITRIL, there are several products, including NEURONTIN® (gabapentin) by Pfizer, used as adjunctive therapy for the partial seizure market. Some are well-established therapies that have been on the market for several years while others have recently entered the partial seizure marketplace. In addition, several treatments for partial seizures are available in inexpensive generic forms. If we are successful in our efforts to expand the label of GABITRIL to include anxiety disorders, we will face significant competition from well-established Selective Serotonin Reuptake Inhibitor (SSRI) products such as Paxil®, Effexor XR® and Lexapro®.  For all of our products, we need to demonstrate to physicians, patients and third party payers that the cost of our products is reasonable and appropriate in the light of their safety and efficacy, the price of competing products and the related health care benefits to the patient.

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

As part of our efforts to acquire businesses or to enter into other significant transactions, we conduct business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction. Despite our efforts, we ultimately may be unsuccessful in ascertaining or evaluating all such risks and, as a result, we might not realize the intended advantages of the acquisition. We also must consolidate and integrate the operations of an acquired business with our business.  Integration efforts often take a significant amount of time, place a significant strain on our managerial, operational and financial resources and could prove to be more difficult and expensive than we predicted. If we fail to realize the expected benefits from acquisitions we may consummate in the future, whether as a result of unidentified risks, integration difficulties, regulatory setbacks or other events, our business, results of operations and financial condition could be adversely affected.

In our acquisition of CIMA, we secured rights to CIMA’s product development candidate, OraVescent fentanyl, as well as its existing drug delivery business.  We estimated a value for OraVescent fentanyl by making certain assumptions about, among other things, the likelihood and timing of OraVescent fentanyl approval and the potential market for the product.  This estimated value of OraVescent fentanyl comprised a significant portion of the total consideration we paid to CIMA shareholders.  Ultimately, our assumptions may prove to be incorrect, which could cause us to fail to realize the anticipated benefits of the CIMA transaction.

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

The failure to successfully operate and manage CIMA LABS could negatively impact our results of operations.

The operation of CIMA LABS following our August 2004 acquisition involves a number of risks and presents financial, managerial and operational challenges, including:

•                  diversion of management attention from our existing business and operations;

•                  difficulty with integration of personnel, and accounting, financial reporting, internal control and other systems; and

•                  increased operations that may be difficult to manage, especially since we have limited experience operating in operating a drug delivery business.

In light of these challenges, we may not be able to successfully manage the operations and personnel of CIMA.  Customer dissatisfaction, manufacturing, supply, or distribution problems associated with the products that utilize CIMA’s technology and intense competition in the filed of drug delivery technology could cause CIMA’s pharmaceutical business to underperform relative to our expectations, which could have a material adverse effect on our business.   We also could experience financial or other setbacks if CIMA’s business has problems or liabilities of which we were not aware or that are substantially greater than we anticipated based on our evaluation of the business prior to the acquisition.  Currently, a significant majority of CIMA’s revenues are derived from only three customers.  The loss of any one of these customers, or a decline in the market acceptance of the products we develop and manufacture for them, could significantly impact revenues from the CIMA business.

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

The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future. For example, from January 1, 2003 through September 30, 2004 our common stock traded at a high price of $60.98 and a low price of $36.91. Negative announcements, including, among others:

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

Historically, a portion of our revenues and expenses has been earned and incurred, respectively, in currencies other than the U.S. dollar. For the nine months ended September 30, 2004, approximately 14% of our revenues were denominated in currencies other than the U.S. dollar. We translate revenues earned and expenses incurred into U.S. dollars at the average exchange rate applicable during the relevant period. A weakening of the U.S. dollar would, therefore, increase both our revenues and expenses. Fluctuations in the rate of exchange between the U.S. dollar and the euro and other currencies may affect period-to-period comparisons of our operating results. Historically, we have not hedged our exposure to these fluctuations in exchange rates.

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

Our principal customers are wholesale drug distributors. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. Three large wholesale distributors control a significant share of the market. For the nine months ended September 30, 2004, these wholesaler customers, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, in the aggregate, accounted for 87% of our worldwide net sales. The loss or bankruptcy of any of these customers could materially and adversely affect our results of operations and financial condition.

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

While we believe that our safety procedures for handling and disposing of these materials comply with foreign, federal, state and local laws and regulations, we cannot completely eliminate the risk of accidental injury or contamination from these materials. In the event of an accident, we could be held liable for any resulting damages, which could include fines and remedial costs. These damages could require payment by us of significant amounts over a number of years, which could adversely affect our results of operations and financial condition.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to foreign currency exchange risk related to operations conducted by our European subsidiaries that have transactions, assets, and liabilities denominated in foreign currencies that are translated into U.S. dollars for consolidated financial reporting purposes.  Historically, we have not hedged any of these foreign currency exchange risks.  For the nine months ended September 30, 2004, an average 10% weakening of the U.S. dollar relative to the currencies in which our European subsidiaries operate would have resulted in an increase of $10.2 million in reported total revenues and a corresponding increase in reported expenses.  This sensitivity analysis of the effect of changes in foreign currency exchange rates does not assume any changes in the level of operations of our European subsidiaries.

In January 2003, we entered into an interest rate swap agreement with a financial institution, relating to our 2.5% convertible subordinated notes, in the aggregate notional amount of $200.0 million. Although we exchanged $78.3 million of these notes in July 2004 for 1,518,169 shares of our common stock, the interest rate swap remains at $200.0 million. We pay interest under the swap based on the 3-month LIBOR-BBA rate plus 29 basis points, adjusted quarterly.  Effective October 1, 2004, the interest rate is 2.265%.  At inception, we recognized a premium on the value of the bonds of $2.2 million that we will amortize and recognize as interest expense over the remaining term of the notes.  We also recognize adjustments to interest expense based on changes in the fair values of the bonds and the swap agreement each quarter.  If LIBOR increases or decreases by 100 basis points, our annual interest expense would change by $2.0 million.  Changes in interest rates and the price and volatility of our common stock would also affect the fair values of the notes and the swap agreement, resulting in adjustments to interest expense.

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

(b)                                  Change in Internal Control over Financial Reporting

As previously disclosed, during the preparation of our financial statements for the period ended September 30, 2004, we discovered that a clerical error made during the second quarter of 2004 resulted in cost of sales related to our manufacturing operations in France being understated by $2.5 million on a pre-tax basis.  We communicated this error to our audit committee and independent registered public accountants. Although there was no impact on full year financial results, we chose to restate second quarter results.  Our independent registered public accountants have advised our management that this condition, as it existed at June 30, 2004, constituted a material weakness in internal financial controls over cost of sales and inventory valuation.  We have implemented procedures that we believe will fully and effectively remediate this deficiency in our internal controls over financial reporting over cost of sales and inventory valuation in France as of the end of the third quarter of 2004.  Our management believes that these additional procedures, together with those existing before, when appropriately applied, are effective to identify errors of this nature. Other than these additional procedures, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required by this Item is incorporated by reference to footnote 8 of the Consolidated Financial Statements included in Part I, Item 1 of this Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Equity Securities Sold During the Period.  On July 7, 2004, a holder of our 2.5% convertible subordinated notes approached us, and we agreed, to exchange in a private transaction $78.3 million of these outstanding notes for 1,518,169 shares of our common stock.  The exchange was made in reliance on the exemption from the registration requirements of the Securities Act of 1933 afforded by Section 3(a)(9) thereof.  Based on interpretations of the staff of the Division of Corporation Finance of the SEC, we believe that the shares of common stock issued by us in this transaction may be offered for resale, resold or otherwise transferred by the holder without compliance with the registration requirements of the Securities Act.

Purchases of Equity Securities by the Company and Affiliated Purchasers. During the third quarter of 2004, we repurchased $33.0 million principal amount of our 3.875% convertible subordinated notes due March 2007.  Prior to the repurchases, a total of $33.0 million principal amount of the 3.875% Notes were outstanding.  The 3.875% Notes were convertible, at the holder’s option, into shares of our common stock at a price of $70.36 per share.  The following table sets forth information regarding our repurchases of the 3.875% Notes.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Principal Amount of 3.875% Notes Purchased		Average Price Paid Per $1,000 Principal Amount of the 3.875% Notes		Total Principal Amount of 3.875% Notes Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of 3.875% Notes that May Yet Be Purchased Under the Plans or Programs
July 1– July 31, 2004	—		—		—	—
August 1 – August 31, 2004	$33,000,000	(1)	$1,040	(2)	—	—
September 1 – September 30, 2004	—		—		—	—
Total	$33,000,000		$1,040		—	—

(1)   The total principal amount of these 3.875% Notes was convertible into 469,016 shares of the Company’s common stock as of the date of repurchase.

(2)   On an “as converted” basis, the average purchase price paid per share of common stock issuable upon conversion of the 3.875% Notes was $73.17.

ITEM 5.   OTHER EVENTS

Ratios of Earnings to Fixed Charges

Our deficiency of earnings available to cover fixed charges for the years ended December 31, 1999, 2000, 2001, and for the nine months ended September 30, 2004, was $82.8 million, $102.8 million, $61.1 million, and $106.2 million, respectively.  Since earnings were insufficient to cover fixed charges for the years ended December 31, 1999, 2000, 2001, and for the nine months ended September 30, 2004, we are unable to provide ratios of earnings to fixed charges for each respective period.

Our ratio of earnings to fixed charges for the years ended December 31, 2002 and 2003 was 2.57x and 4.18x, respectively.

ITEM 6.  EXHIBITS

Exhibit No.	Description
10.1(a)	License & Supply Agreement between Cephalon, Inc. and Barr Laboratories, Inc. dated July 7, 2004. (1)
10.1(b)	Amendment No. 1 to License & Supply Agreement between Cephalon, Inc. and Barr Laboratories, Inc. dated July 9, 2004.
10.2	Decision and Order of the Federal Trade Commission in the matter of Cephalon, Inc. and CIMA LABS INC. dated August 9, 2004.
10.3(a)+	Cephalon, Inc. 2000 Equity Compensation Plan—Form of Employee Non-Qualified Stock Option.
10.3(b)+	Cephalon, Inc. 2004 Equity Compensation Plan—Form of Employee Restricted Stock Grant Term Sheet.
10.3(c)+	Cephalon, Inc. 2004 Equity Compensation Plan—Form of Non-Employee Director Non-Qualified Stock Option.
10.3(d)+	Cephalon, Inc. 2004 Equity Compensation Plan—Form of Employee Non-Qualified Stock Option.
10.3(e)+	Cephalon, Inc. 2004 Equity Compensation Plan—Form of Employee Incentive Stock Option.
31.1	Certification of Frank Baldino, Jr., Chairman and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of J. Kevin Buchi, Senior Vice President and Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Frank Baldino, Jr., Chairman and Chief Executive Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of J. Kevin Buchi, Senior Vice President and Chief Financial Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+      Compensation plans and arrangements for executives and others.

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

CEPHALON, INC.
(Registrant)

November 9, 2004	By	FRANK BALDINO, JR.
Frank Baldino, Jr., Ph.D.
Chairman and Chief Executive Officer
(Principal executive officer)

	By	J. KEVIN BUCHI
J. Kevin Buchi
Senior Vice President and Chief Financial Officer
(Principal financial and accounting officer)