Form 10-K
period 2004-12-31
CEPHALON INC
filed 2005-03-15
CIK 873364

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-19119

Cephalon, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of incorporation or organization)	23-2484489 (I.R.S. Employer Identification No.)
41 Moores Rd. P.O. Box 4011 Frazer, Pennsylvania (Address of Principal Executive Offices)	19355 (Zip Code)

Registrant's telephone number, including area code: (610) 344-0200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

        The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2004, was approximately $1.6 billion. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the Nasdaq National Market on June 30, 2004. For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and shareholders holding greater than 10% of the voting stock of the registrant as of June 30, 2004.

        The number of shares of the registrant's Common Stock outstanding as of March 7, 2005 was 58,030,839.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement for its 2005 annual meeting of stockholders are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        In addition to historical facts or statements of current condition, this report and the documents into which this report is and will be incorporated contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements contained in this report constitute our expectations or forecasts of future events as of the date this report was filed with the SEC and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as "anticipate," "will," "estimate," "expect," "project," "intend," "should," "plan," "believe," "hope," and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. In particular, these forward-looking statements include, among others, statements about:

  •
  our dependence on sales of PROVIGIL® (modafinil) tablets [C-IV], ACTIQ® (oral transmucosal fentanyl citrate) [C-II] and GABITRIL® (tiagabine hydrochloride) in the United States and the market prospects and future marketing efforts for these products, including with respect to any new formulations or indications for such products;

  •
  any potential expansion of the authorized uses of our existing products;

  •
  our anticipated scientific progress in our research programs and our development of potential pharmaceutical products including our ongoing or planned clinical trials, the timing and costs of such trials and the likelihood or timing of revenues from these products, if any;

  •
  the timing and predictability of regulatory approvals for our product candidates;

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

  •
  scientific, regulatory or other setbacks in our research programs, clinical trials, or manufacturing activities with respect to our product candidates, particularly ATTENACE™, NUVIGIL™, ORAVESCENT® fentanyl, GABITRIL for use in generalized anxiety disorder and CEP-1347, or our existing products;

  •
  unanticipated cash requirements to support current operations, expand our business or incur capital expenditures;

ii

  •
  the inability to adequately protect our key intellectual property rights, including as a result of an adverse adjudication in connection with the PROVIGIL or ACTIQ patent litigation;

  •
  the loss of key management or scientific personnel;

  •
  the activities of our competitors in the industry, including the filing of Abbreviated New Drug Applications (ANDAs) with a Paragraph IV certification for any product containing modafinil or the entry of a generic competitor to ACTIQ;

  •
  the loss of one or more key customers of CIMA LABS;

  •
  market conditions in the biopharmaceutical industry that make raising capital or consummating acquisitions difficult, expensive or both; and

  •
  enactment of new government laws, regulations, court decisions, regulatory interpretations or other initiatives that are adverse to us or our interests.

        We do not intend to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. We discuss in more detail the risks that we anticipate in the section included in Part II, Item 7 hereof and entitled "Certain Risks Related to our Business." This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

iii

PART I

ITEM 1.    BUSINESS

Overview

        Cephalon is an international biopharmaceutical company dedicated to the discovery, development and marketing of innovative products to treat sleep and neurological disorders, cancer and pain. In addition to conducting an active research and development program, we market three products in the United States and numerous products in various countries throughout Europe. Through our wholly-owned subsidiary, CIMA LABS INC., we develop and manufacture orally disintegrating tablets using proprietary technologies that allow an active drug ingredient to be formulated into a new dosage form that quickly disintegrates in the mouth without chewing or the need for water.

        Our three most important products PROVIGIL® (modafinil) Tablets [C-IV], ACTIQ® (oral transmucosal fentanyl citrate) [C-II] and GABITRIL® (tiagabine hydrochloride), comprised approximately 90% of our worldwide net sales. Approximately 95% of PROVIGIL, ACTIQ and GABITRIL sales for the year ended December 31, 2004 were in the U.S. market. We market our U.S. products through a nearly 500-person field sales and sales management team that calls on primary care physicians (e.g., internists, general practitioners and family practitioners), neurologists, psychiatrists, oncologists and pain and sleep specialists. Outside of the United States, we have a sales organization in France numbering approximately 140 persons detailing our products to office-based and hospital-based physicians, and sales and marketing organizations with approximately 70 persons in the aggregate that support our presence in other European countries, including the United Kingdom, Germany, the Republic of Ireland, Switzerland and Austria. In territories where we have not established our own sales and marketing groups, we market our products through a select group of distribution companies with expertise in the development, marketing and sale of pharmaceuticals in those territories. In most cases, we have granted rights to our distribution partners to market, sell and distribute our products in their respective territories, and we supply finished product for resale in such territories.

        During 2004, we advanced our efforts to broaden the range of clinical uses that are approved by regulatory authorities, seek new and improved formulations of our currently marketed products and license or acquire new product candidates. Some notable achievements include:

  •
  we received final approval from the U.S. Food and Drug Administration to expand the label for PROVIGIL to include improving wakefulness in patients with excessive sleepiness associated with shift work sleep disorder (SWSD) and in patients with obstructive sleep apnea/hypopnea syndrome (OSA/HS);

  •
  we submitted a supplemental new drug application (sNDA) to the FDA seeking marketing approval of ATTENACE™ (modafinil), a new proprietary once-daily dosage form of modafinil for the treatment of attention deficit/hyperactivity disorder (ADHD) in children and adolescents between the ages of six and 17. We are targeting launch of ATTENACE by early 2006;

  •
  we recently reported positive Phase 3 clinical trials results with NUVIGIL™ (armodafinil), a single-isomer of PROVIGIL, in narcolepsy, OSA/HS and SWSD and expect to submit an NDA for NUVIGIL to the FDA in March 2005;

  •
  we initiated a Phase 3 clinical program evaluating GABITRIL for the treatment of generalized anxiety disorder (GAD) and, if the results of these studies are positive, expect to submit an NDA to the FDA in early 2006;

  •
  we submitted to the FDA an sNDA seeking regulatory approval of a sugar-free formulation of ACTIQ and anticipate approval by mid-2005; and

  •
  through our acquisition of CIMA LABS, we acquired the ORAVESCENT® fentanyl product candidate. ORAVESCENT fentanyl is in Phase 3 clinical trials for the treatment of breakthrough cancer pain in opioid-tolerant patients, and we are targeting submission of an NDA to the FDA later this year and approval of this product by the FDA in late 2006.

        We also have significant discovery research programs focused on developing therapeutics to treat neurological and oncological disorders. Our technology principally focuses on an understanding of kinases and the role they play in cellular survival and proliferation. We have coupled this knowledge with a library of novel, small, synthetic molecules that are orally-active and inhibit the activities of specific kinases and currently have three molecules in clinical development. One such molecule, CEP-1347, is being evaluated by us and our partner, H. Lundbeck A/S, in an 800-patient, randomized, double-blind, placebo-controlled, Phase 2/3 clinical trial for the treatment of patients with early stage Parkinson's disease.

        Our future success is highly dependent on obtaining and maintaining patent protection for our products and technology. With respect to PROVIGIL, we have filed patent infringement lawsuits against six generic companies based upon the abbreviated new drug applications (ANDAs) filed by these companies seeking FDA approval to market a generic version of modafinil. The first five lawsuits are currently in the discovery phase; we anticipate that the first trial will begin no earlier than late 2005. We filed the sixth lawsuit in February 2005. See "Management's Discussion and Analysis of Financial Condition—Certain Risks Related to Our Business." For ACTIQ, the patents covering the previous and current formulations of the product are set to expire as early as May 2005 and September 2006, respectively. As a result of the License and Supply Agreement we entered into with Barr Laboratories, Inc. in July 2004, we could face generic competition from Barr prior to September 2006 if we receive FDA approval of ORAVESCENT® fentanyl before this date. See "Acquisition of CIMA LABS INC." below. In December 2004, we announced that FDA had acknowledged receipt of an ANDA filed by Barr seeking approval for a generic form of ACTIQ. In January 2005, we filed a patent infringement lawsuit against Barr to defend our patents until the license effective date. Neither the ANDA filing nor the lawsuit modifies the existing license grant to Barr, and we do not expect any change in the anticipated date of Barr's entry to the market (absent resolution of the lawsuit). We intend to vigorously defend the validity, and prevent infringement of, our patents. The loss of patent protection on any of our existing products, whether by third-party challenge, invalidation, circumvention, license or patent expiration, would materially impact our results of operations.

        As a biopharmaceutical company, our activities and operations are subject to significant government regulations and oversight. In September 2004, we announced that we had received subpoenas from the U.S. Attorney's Office in Philadelphia with respect to PROVIGIL, ACTIQ and GABITRIL. This investigation is ongoing and appears to be focused on our sales and promotional practices. We are cooperating with the investigation and are providing documents to the government. In addition, we have engaged in ongoing discussions with the Attorney General in Pennsylvania regarding recent media reports of instances of abuse and diversion of ACTIQ. We have had similar discussions with the Office of the Connecticut Attorney General; in September 2004, we received a voluntary request for information from the Office of the Connecticut Attorney General asking us to provide information generally relating to our sales and promotional practices for our U.S. products. We have agreed to comply with this voluntary request. Each of these matters may involve the bringing of criminal charges and fines, and/or civil penalties. We cannot predict or determine the outcome of these matters or reasonably estimate the amount or range of amounts of any fines or penalties that might result from an adverse outcome. However, an adverse outcome could have a material adverse effect on our financial position, liquidity and results of operations.

        For the year ended December 31, 2004, our total revenues and net loss were $1.0 billion and $73.8 million, respectively. Our revenues from U.S. and European operations are detailed in Note 18 to our consolidated financial statements included in Item 8 of this Form 10-K. The third quarter of 2001 was our first profitable quarter from commercial operations since inception. Our accumulated deficit at December 31, 2004 was $395.1 million. These accumulated losses have resulted principally from costs incurred in research and development, including clinical trials, and from selling, general and administrative costs associated with our pre-commercial and commercial activities. Prior to 2001, we funded our operations principally from the proceeds of private and public sales of our equity and debt securities. While we seek to increase profitability and cash flow from operations, we will need to continue to achieve growth of product sales and other revenues sufficient for us to attain these objectives. The rate of our future growth will depend, in part, upon our ability to obtain and maintain adequate intellectual property protection for our currently marketed products, or to successfully develop or acquire and commercialize new product candidates.

        We are a Delaware corporation with our principal executive offices located at 41 Moores Rd., P.O. Box 4011, Frazer, Pennsylvania, 19355. Our telephone number is (610) 344-0200 and our web site address is www.cephalon.com. Our research and development headquarters are located in West Chester, Pennsylvania and we also have offices in Salt Lake City, Utah, suburban Minneapolis-St. Paul, Minnesota, France, the United Kingdom, Germany and Switzerland. We operate manufacturing facilities in France for the production of modafinil, which is the active drug substance in PROVIGIL, ATTENACE and NUVIGIL. We also have manufacturing facilities in Salt Lake City, Utah, for the production of ACTIQ for worldwide distribution and sale, and Eden Prairie and Brooklyn Park, Minnesota, for the production of orally disintegrating versions of drugs for pharmaceutical company partners.

        Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through the Investor Relations section of our web site as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We include our web site address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our web site.

ACQUISITION OF CIMA LABS INC.

        On August 12, 2004, we completed our acquisition of CIMA LABS INC. Under the Agreement and Plan of Merger dated November 3, 2003, we acquired each outstanding share of CIMA LABS common stock for $34.00 per share in cash. The total cash paid to CIMA LABS stockholders in the transaction was approximately $482.5 million, net of CIMA LABS' existing cash on hand, or $409.4 million, net of its cash, cash equivalents and investments. As a result of the acquisition, we obtained the rights to CIMA LABS' ORAVESCENT fentanyl product candidate, which is currently in Phase 3 clinical trials for the treatment of breakthrough cancer pain in opioid-tolerant patients. ORAVESCENT fentanyl utilizes an enhanced absorption transmucosal drug delivery technology that we believe may facilitate the rapid onset of pain relief in such patients. We are targeting approval of this product by the FDA in late 2006.

        CIMA LABS also develops and manufactures orally disintegrating tablets using its proprietary technologies, OraSolv® and DuraSolv®, that allow an active drug ingredient to be formulated into a new dosage form that quickly disintegrates in the mouth without chewing or the need for water. CIMA LABS enters into collaborative agreements with pharmaceutical companies to develop products based on its oral drug delivery technologies. It currently manufactures for its partners, including AstraZeneca, N.V. Organon and Wyeth, five prescriptions and three over-the-counter pharmaceutical brands incorporating either the OraSolv or DuraSolv technologies. Revenues from these arrangements consist of net sales of manufactured product to partners, product development and licensing fees and royalties.

For the period August 13, 2004 to December 31, 2004, revenues attributable to CIMA LABS totaled $28.4 million. CIMA LABS has facilities in Eden Prairie and Brooklyn Park, Minnesota, which house its executive offices, manufacturing facility, research and product development center and warehouse space.

        To secure FTC clearance of the CIMA LABS acquisition, we entered into a license and supply agreement with Barr whereby we agreed to license to Barr our U.S. rights to any intellectual property related to ACTIQ. The license to ACTIQ will become effective upon the earliest to occur of (i) final FDA approval of ORAVESCENT fentanyl, (ii) September 5, 2006, if we have not received either (A) an approvable letter from FDA for the sugar free formulation of ACTIQ by July 1, 2005 (or final FDA approval within 180 days of such approvable letter) or (B) a pediatric extension for ACTIQ or (iii) February 3, 2007, if we have received a pediatric extension for ACTIQ. As we currently expect to receive both a pediatric extension for ACTIQ prior to September 2006 and FDA approval for the sugar-free formulation of ACTIQ within the timeframe agreed upon with the FTC, we anticipate that the Barr license will be effective upon ORAVESCENT fentanyl approval. Under the agreement, Barr also may receive a license to the sugar-free formulation of ACTIQ under development; this license would become effective upon ORAVESCENT fentanyl approval by the FDA or if the sugar-free approval timelines described above are not achieved. We have filed an sNDA with the FDA requesting approval for the sugar-free formulation of ACTIQ, and we anticipate final FDA approval of this formulation by mid-2005.

        Under the license and supply agreement, we also agreed to transfer to Barr our technological know-how and intellectual property related to ACTIQ and to sell to Barr, for period of up to three years, a generic form of ACTIQ for resale in the United States if Barr is unable to manufacture an FDA-approved generic version of ACTIQ by the date the license takes effect. In addition, we have agreed to forbear from asserting any remaining patent rights in ACTIQ against other parties beginning on the earlier of August 3, 2007 or six months following the effective date of Barr's license.

PROVIGIL

  Overview

        Modafinil, the active ingredient in PROVIGIL, is the first in a new class of wakefulness-promoting agents. While its exact mechanism of action remains to be fully elucidated, modafinil appears to act selectively in regions of the brain believed to regulate normal sleep and wakefulness. In December 1998, the FDA approved PROVIGIL to improve wakefulness in patients with excessive daytime sleepiness associated with narcolepsy and we launched the product in the United States in February 1999. In January 2004, we received FDA approval to expand the label for PROVIGIL to include improving wakefulness in patients with excessive sleepiness associated with OSA/HS and SWSD. For patients with OSA/HS, PROVIGIL is indicated as an adjunct to standard treatments for the underlying condition. In clinical studies, PROVIGIL was found to be generally well-tolerated, with a low incidence of adverse events relative to placebo. The most commonly observed adverse events were headache, infection, nausea, nervousness, anxiety and insomnia.

        Outside of the U.S., modafinil currently is approved in more than 30 countries, including France, the United Kingdom, Ireland, Italy and Germany, for the treatment of excessive daytime sleepiness associated with narcolepsy. In certain of these countries, including the United Kingdom, France, the Republic of Ireland and Germany, we also have approval to market modafinil to treat excessive daytime sleepiness in patients with OSA/HS. In the United Kingdom, PROVIGIL also is indicated for excessive sleepiness associated with SWSD.

  Narcolepsy

        Narcolepsy is a debilitating, lifelong sleep disorder whose symptoms often first arise in late childhood. Its most common symptom is an uncontrollable propensity to fall asleep during the day.

This sleep disorder impairs a person's ability to perform basic daily activities, significantly impacting their quality of life. There is no known cure for narcolepsy, which is estimated by the National Institutes of Health (NIH) to affect approximately 200,000 people in the United States of which many remain undiagnosed and untreated. PROVIGIL has been recognized by the American Academy of Sleep Medicine as a standard of therapy for the treatment of excessive daytime sleepiness associated with narcolepsy.

  Obstructive Sleep Apnea/Hypopnea Syndrome

        Individuals with OSA/HS experience frequent awakenings, sometimes occurring hundreds of times during the night as a result of blockage of the airway passage, usually the relaxation and collapse of the soft tissue in the back of the throat during sleep. Symptoms of OSA/HS may include restless sleep, loud, heavy snoring (often interrupted by silence and then gasps), falling asleep during the day, morning headaches, loss of energy, trouble concentrating, irritability, forgetfulness, mood or behavior changes, anxiety or depression, and obesity. According to the National Center on Sleep Disorders Research, OSA is estimated to afflict at least 15 million Americans. Continuous positive airway pressure, or CPAP, a medical device that blows air through the nasal passage, is the primary treatment for OSA/HS. However, approximately 30 percent of patients that use CPAP continue to experience excessive sleepiness, for which PROVIGIL may be an appropriate adjunctive treatment.

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

  Market expansion strategies

        While applicable laws and regulations prevent us from promoting our products for uses beyond those contained in the approved label, our analysis of prescription data for PROVIGIL in the United States indicates that many physicians have elected to prescribe the product to treat conditions outside its currently labeled indications, including for excessive sleepiness associated with depression, fatigue associated with multiple sclerosis and for ADHD.

        Our ongoing clinical programs have been focused on the exploration of the potential use of modafinil in treating other clinical conditions. To that end, in December 2004 we submitted an sNDA to the FDA seeking marketing approval of ATTENACE, a new proprietary once-daily dosage form of modafinil for the treatment of ADHD in children and adolescents between the ages of six and 17. The sNDA was based on the results of three multi-center clinical trials that show that new proprietary once-daily dosage forms of ATTENACE significantly improve symptoms of ADHD in children and adolescents. In three nine-week, double-blind, placebo-controlled studies, 600 children and adolescents between the ages of six and 17 with ADHD were randomized to either placebo or ATTENACE. The primary endpoint in all studies was the teacher-completed school version of the ADHD Rating Scale IV. All of the ATTENACE-treated groups showed a highly statistically significant improvement on the primary endpoint compared to placebo. ATTENACE was generally well tolerated, and the most common side effects observed in these studies were consistent with those observed in other studies of this compound and included insomnia, headache and loss of appetite. We are targeting launch of ATTENACE by early 2006.

        Finally, an important focus of our PROVIGIL strategy is the development of follow-on compounds. In early 2005, we announced that Phase 3 clinical trials of 150- and 250-milligram daily doses of NUVIGIL in patients suffering from either excessive sleepiness associated with narcolepsy, SWSD or OSA/HS show that NUVIGIL significantly improves wakefulness and the overall clinical condition of patients as compared to placebo. The 12-week, double-blind, randomized, placebo-controlled Phase 3 studies of approximately 1,000 patients included one study of excessive sleepiness in narcolepsy, one study in SWSD and two studies in OSA/HS. The primary endpoints in all studies were measures of objective sleep latency (Maintenance of Wakefulness Test or Multiple Sleep Latency Test) and the physician rating of Clinical Global Impression-Change. These primary endpoints are identical to those studied for the currently approved indications for PROVIGIL. In each study, patients treated with NUVIGIL showed a highly statistically significant improvement on both primary endpoints compared to placebo. In these studies, NUVIGIL was generally well tolerated. The most common adverse effects observed included headache, nausea, dizziness, insomnia and anxiety. Based on the results of the Phase 3 trials, we expect to file an NDA for NUVIGIL in March 2005 and launch this new compound in the first quarter of 2006.

  Intellectual Property Position

        We own U.S. and foreign patent rights that expire between 2014 and 2015 and cover pharmaceutical compositions and uses of modafinil, specifically, certain particle sizes of modafinil contained in the pharmaceutical composition. Ultimately, these patents might be found invalid if challenged by a third party, or a potential competitor could develop a competing product or product formulation that avoids infringement of these patents. To date, the FDA has accepted six ANDAs for pharmaceutical products containing modafinil. Each of these ANDAs for modafinil filed with the FDA contain a Paragraph IV certification in which the ANDA applicant certified that the U.S. particle-size modafinil patent covering PROVIGIL is invalid or will not be infringed by the ANDA product. We have filed patent infringement lawsuits in U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Pharmaceuticals Inc., Barr Laboratories, Inc., and Sandoz Inc. based upon the ANDAs filed by each of these companies with the FDA. The lawsuits claim infringement of our U.S. Patent No. RE37,516, which covers pharmaceutical compositions and methods of treatment with the form of modafinil contained in PROVIGIL. Each of the defendants has asserted defenses and/or counterclaims for non-infringement and patent invalidity, and defendants Teva, Ranbaxy and Mylan have moved to amend their answers and counterclaims to state inequitable conduct as a defense to our claims (we have opposed the motions and a decision is pending). These lawsuits are currently in the discovery phase; we expect a trial to begin no earlier than late 2005. We also recently filed suit against Carlsbad Technology, Inc. with respect to the ANDA they have filed with the FDA, and discovery in this action has not yet commenced. While we intend to vigorously defend the validity of this patent and prevent infringement, these efforts will be both expensive and time consuming and, ultimately, may not be successful.

        Barr, Mylan and Ranbaxy have each announced the receipt of tentative FDA approval for their respective generic versions of PROVIGIL. Under the provisions of the Hatch-Waxman Act, we are entitled to a 30-month stay of final FDA approval of these generic versions of PROVIGIL. This stay precludes these companies from selling a modafinil-based product until the earlier to occur of the conclusion of the lawsuit or June 2006. However, if the court finds the particle-size patent is invalid or not infringed, these companies could begin selling their modafinil-based products upon the expiration of our FDA orphan drug exclusivity, currently in December 2005, which would significantly and negatively impact revenues from PROVIGIL. We do not know whether the ANDAs filed by Teva, Sandoz or Carlsbad have been, or will be, tentatively approved by the FDA.

        If we complete clinical studies of PROVIGIL in pediatric patients that are acceptable to the FDA, the FDA could grant us a six-month extension of our orphan drug exclusivity (to June 2006) and six months of exclusivity beyond the 2014 expiration of the particle-size patent term.

        We own composition of matter patents directed to NUVIGIL that are set to expire in May 2007 in the United States and in January 2007 outside the United States. Assuming success in attaining FDA approval for this compound in early 2006, we would expect to receive a three year period of marketing exclusivity (until early 2009). In addition, assuming this same timetable for approval, we would anticipate that the term of this patent would be extended under the Hatch-Waxman Act until approximately early 2009. If we perform an additional clinical study of this product in pediatric patients, the FDA could grant us six months of exclusivity beyond the expiration of the patent and the three-year period of marketing exclusivity (until mid-2009). We intend to perform such a study once a mutually agreed upon clinical protocol is reached with the FDA. We hold a patent covering a method of treating ADHD with modafinil, and patent applications covering the ATTENACE formulation, that currently are set to expire in 2020 and 2022, respectively. Assuming FDA approval, we would expect to receive a three year period of marketing exclusivity for the use of ATTENACE in ADHD (until early 2009). We also hold rights to other patents and patent applications directed to manufacturing processes, formulations, and uses of modafinil and to next generation modafinil products. We also own rights to various trademarks for our pharmaceutical products containing the active drug substance modafinil.

  Manufacturing and Product Supply

        At our manufacturing facility in Mitry-Mory, France, we produce the active drug substance modafinil. In 2004, we continued a $30 million modernization and expansion project at this facility. We have two qualified manufacturers of finished commercial supplies of PROVIGIL, DSM Pharmaceuticals, Inc. and Patheon, Inc. Any future change in manufacturers or manufacturing processes requires regulatory approval. We seek to maintain inventories of active drug substance and finished products to protect against supply disruptions. We are in the process of qualifying manufacturers for finished commercial supplies of ATTENACE. We expect to qualify two suppliers of the active pharmaceutical ingredient and two manufacturers of finished commercial supplies for NUVIGIL.

  Competition

        With respect to PROVIGIL, and, if approved, NUVIGIL, there are several other products used for the treatment of excessive sleepiness or narcolepsy in the United States. Many of these products, including methylphenidate products such as RITALIN® by Novartis, have been available for a number of years and are available in inexpensive generic forms. Moreover, as described above, we could face generic competition to PROVIGIL as early as December 2005, which would significantly and negatively impact our future sales of PROVIGIL and potentially NUVIGIL, if approved. If we are successful in obtaining FDA approval of ATTENACE for the treatment of ADHD in children and adolescents, we will face significant competition from established stimulants such as RITALIN® by Novartis, STRATERRA® by Eli Lilly, and CONCERTA® by McNeil Consumer, as well as from amphetamines such as DEXEDRINE® by GlaxoSmithKline and ADDERALL® by Shire.

ACTIQ

  Overview

        ACTIQ is approved in the United States for the management of breakthrough cancer pain in opioid tolerant patients. It was approved by the FDA in November 1998 and was launched in the United States in March 1999. Following our acquisition of Anesta Corp. in October 2000, we relaunched ACTIQ in February 2001. In October 2002, we reacquired rights to ACTIQ in twelve countries, principally in Europe, from Elan Pharma International Limited. While applicable laws and regulations prevent us from promoting our product for uses beyond those contained in the approved label, our analysis of prescription data for ACTIQ in the United States indicated that many physicians have elected to prescribe the product to treat conditions outside its labeled indication.

        ACTIQ uses our proprietary oral transmucosal delivery system (OTS®) to deliver fentanyl citrate, a powerful, Schedule II opioid analgesic. The OTS delivery system consists of a drug matrix that is mounted on a handle. It is designed to achieve rapid absorption of fentanyl through the oral mucosa (the lining of the mouth) and into the bloodstream. With ACTIQ, a patient places the product between his or her cheek and gum and moves it from side to side. A portion of the fentanyl citrate is rapidly absorbed through the mucosal tissues into the blood stream, while the remaining dose is swallowed and absorbed more slowly through the gastro-intestinal tract. Pain relief may begin within 15 minutes. ACTIQ is available in six dosage strengths to allow individualization of dosing. Side effects of ACTIQ are typical of opioid products and include somnolence, nausea, vomiting and dizziness. The greatest risk from improper use of ACTIQ, as with all opioid-based products, is the potential for respiratory depression, which can be life-threatening. We market ACTIQ under a comprehensive risk management program of educational and safe use messages that inform health care professionals, patients and their families of proper use, storage, handling and disposal of the product.

  Breakthrough Cancer Pain

        One of the most challenging components of cancer pain is breakthrough pain. Breakthrough pain is a flare of moderate to severe pain that "breaks through" the medication patients use to control their persistent pain. Breakthrough pain may be related to a specific activity, or may occur spontaneously and unpredictably. Breakthrough cancer pain typically develops rapidly and often reaches maximum intensity in three to five minutes. It has a duration that varies from minutes to several hours and can be extremely painful and debilitating. Cancer patients who suffer from breakthrough pain may suffer a number of episodes every day. The ideal management of breakthrough pain requires medication that has a rapid onset of action and the ability for dosing to be tailored to the individual characteristics of the breakthrough pain episodes, such as intensity and duration.

  License to Barr Laboratories, Inc.

        To secure FTC clearance of the CIMA LABS acquisition, we entered into a license and supply agreement with Barr Laboratories, Inc. whereby we agreed to license to Barr our U.S. rights to any intellectual property related to ACTIQ. The license to ACTIQ will become effective upon the earliest to occur of (i) final FDA approval of ORAVESCENT fentanyl, (ii) September 5, 2006, if we have not received either (A) an approvable letter from FDA for the sugar free formulation of ACTIQ by July 1, 2005 (or final FDA approval within 180 days of such approvable letter) or (B) a pediatric extension for ACTIQ or (iii) February 3, 2007, if we have received a pediatric extension for ACTIQ. As we currently expect approval of ORAVESCENT fentanyl in the late 2006 and FDA approval for the sugar-free formulation of ACTIQ within the timeframe agreed upon with the FTC, we anticipate that the Barr license will be effective upon approval of ORAVESCENT fentanyl by the FDA. Under the agreement, Barr also may receive a license to the sugar-free formulation of ACTIQ under development; this license would become effective upon ORAVESCENT fentanyl approval by the FDA or if the sugar-free approval timelines described above are not achieved. We have filed an sNDA with the FDA requesting approval for the sugar-free formulation of ACTIQ, and we anticipate final FDA approval of this formulation by mid-2005.

        Under the license and supply agreement, we also agreed to transfer to Barr our technological know-how and intellectual property related to ACTIQ and to sell to Barr, for period of up to three years, a generic form of ACTIQ for resale in the United States if Barr is unable to manufacture an FDA-approved generic version of ACTIQ by the date the license takes effect. In addition, we have agreed to forbear from asserting any remaining patent rights in ACTIQ against other parties beginning on the earlier of August 3, 2007 or six months following the effective date of Barr's license.

  Intellectual Property Position

        We hold an exclusive license to the U.S. patents covering the currently approved compressed powder pharmaceutical composition and the method for administering fentanyl via this composition that are set to expire in September 2006. If we complete a clinical study of ACTIQ in pediatric patients prior to September 2006, the FDA could grant us six months of exclusivity beyond the September 2006 patent expiration. As described above, we have agreed to license to Barr our U.S. rights to any intellectual property related to ACTIQ. Corresponding patents covering the current formulation of ACTIQ in foreign countries expire between 2009 and 2010.

        Our patent protection with respect to the ACTIQ formulation we sold in the United States prior to June 2003 expires in May 2005. The entry of a generic competitor with this formulation as a result of the loss of patent protection on ACTIQ beginning in May 2005 could significantly and negatively impact our revenues from the sale of ACTIQ.

        Other issued patents and pending patent applications in the United States and foreign countries that are owned or licensed by us are directed to various formulations (including a sugar free formulation), processes for manufacturing the product, methods of using the product and disposable containers required by the FDA to be provided as part of the product. We also hold the rights to the ACTIQ trademark covering pharmaceuticals for oral transmucosal delivery containing fentanyl as the active drug substance.

  Manufacturing and Product Supply

        At our facility in Salt Lake City, Utah, we manufacture ACTIQ for sale in the United States and international markets. In 2004, we began a nearly $70 million, two-year capital expansion project at our Salt Lake City facility that will increase our ACTIQ manufacturing and packaging capacity and provide us with flexibility to manufacture other products at this facility.

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

  Competition

        Both long-acting and short-acting formulations are prescribed to treat cancer pain. Persistent pain is typically treated by around-the-clock administration of long- or short-acting opioids. Breakthrough cancer pain is usually treated with short-acting product, such as ACTIQ, that is used in conjunction with an around-the-clock formulation. ACTIQ is intended for treatment of breakthrough cancer pain in patients already taking opioids for persistent pain.

        Long-acting products, which have a slower onset and longer duration of action relative to ACTIQ, are commonly prescribed to treat persistent pain. Three long-acting opioid analgesics currently marketed for chronic pain dominate this market: Johnson & Johnson's DURAGESIC® and Purdue Pharmaceuticals' OXYCONTIN® and MS-CONTIN®. Persistent cancer pain also is treated with short-acting opioid tablets, capsules and elixirs, as well as quick-acting invasive opioid delivery systems (i.e., intravenous, intramuscular and subcutaneous), many of which have been available for many years and are available in inexpensive generic form.

        The overwhelming majority of prescriptions written to treat breakthrough cancer pain are for short-acting opioids other than ACTIQ, such as morphine and combination products (with acetaminophen and oxycodone or hydrocodone), as well as quick-acting opioids delivered via invasive delivery systems. In some cases, physicians also may attempt to manage breakthrough pain by increasing the dose of a long-acting opioid.

        We are aware of numerous companies developing other technologies for rapidly delivery opioids to treat breakthrough pain, including transmucosal, transdermal, nasal spray, inhaled delivery systems, among others. If these technologies are successfully developed and approved over the next few years, they could represent significant competition for ACTIQ and, if approved, ORAVESCENT fentanyl. Even without new competitive products, we will face at least one generic competitor to ACTIQ in late 2006 to early 2007 as a result of the license to Barr, which will have a significant and negative impact on ACTIQ sales thereafter. The availability of inexpensive generic forms of ACTIQ could potentially have a negative impact on sales of ORAVESCENT fentanyl, if approved.

GABITRIL

  Overview

        GABITRIL is a selective GABA (gamma-aminobutyric acid) reuptake inhibitor approved for use as adjunctive therapy in the treatment of partial seizures in epileptic patients. GABA is an important inhibitory transmitter in the central nervous system and is widely distributed in all regions of the brain. The FDA approved GABITRIL in September 1997 and it was launched in the United States in 1998 by Abbott. In late 2000, we acquired all U.S. rights to GABITRIL from Abbott in exchange for payments totaling $100 million over five years. We made an additional $10 million payment to Abbott upon the extension to 2011 of the composition patent covering the active drug substance contained in GABITRIL. In December 2001, we acquired product rights to GABITRIL worldwide, excluding Canada, Latin America and Japan, from Sanofi-Synthelabo and the product inventor, Novo Nordisk A/S. We also market GABITRIL in France, the United Kingdom, Germany, Austria and Switzerland through Cephalon affiliates and in numerous other countries throughout the world through third-party distributors.

        While applicable laws and regulations prevent us from promoting our products for uses beyond those contained in the approved label, our analysis of prescription data in the United States for GABITRIL indicates that many physicians have elected to prescribe the product to treat conditions outside of its currently labeled indication, including generalized anxiety disorder and neuropathic pain. In February 2005, working with the FDA, we updated our prescribing information for GABITRIL to include a bolded warning describing the risk of new onset seizures in non-induced patients without epilepsy.

  Epilepsy

        Epilepsy is a chronic disorder characterized by seizures that cause sudden, involuntary, time-limited alteration in behavior, including changes in motor activities, autonomic functions, consciousness or sensations, and accompanied by an abnormal electrical discharge in the brain. A partial seizure arises from a disorder emanating from a distinct, identifiable region of the brain and produces a given set of symptoms depending on the area of onset. A general seizure arises from a general dysfunction of biochemical mechanisms throughout the brain and may produce different types of convulsions. Epilepsy usually begins in early childhood, but can appear at any time during an individual's lifespan. It is estimated that more than one million adult Americans suffer from epilepsy.

  Market expansion strategies

        Because GABITRIL works selectively to increase the amount of available GABA in the brain, it may be useful in treating conditions where additional GABA may prove effective. One such condition is generalized anxiety disorder. According to the National Institute of Mental Health, GAD is characterized by chronic, exaggerated worry and tension that is unfounded or much more severe than the normal anxiety most people experience. Many people with GAD also have physical symptoms, such as fatigue, trembling, muscle tension, headaches, irritability or hot flashes. According to NIMH, about 2.8 percent of U.S. adults have been diagnosed with GAD.

        In the third quarter of 2004, we initiated a Phase 3 clinical program evaluating GABITRIL for the treatment of GAD. We expect to enroll at least 1,600 patients in multiple studies and are targeting a product launch in 2007. Our decision to move forward with a Phase 3 clinical program was based on data from an eight-week, double-blind, randomized, multi-center, placebo-controlled Phase 2 study with a flexible-dose design. The study included 260 adult patients with GAD and was designed to determine the dose, time of onset and magnitude of GABITRIL's effect in GAD. Statistically significant improvements were seen at weeks one and eight of the study in patients receiving GABITRIL, versus those receiving placebo, as measured by the Hamilton Anxiety Scale.

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

        There are four U.S. composition-of-matter patents covering the currently approved product: a patent claiming tiagabine, the active drug substance in GABITRIL; a patent claiming crystalline tiagabine hydrochloride monohydrate and its use as an anti-epileptic agent; a patent claiming the pharmaceutical formulation and a patent claiming anhydrous crystalline tiagabine hydrochloride and processes for its preparation. These patents currently are set to expire in 2011, 2012, 2016 and 2017, respectively. Supplemental Protection Certificates based upon corresponding foreign patents covering this product are set to expire in 2011.

  Manufacturing and Product Supply

        Abbott is required to supply us with finished commercial supplies of GABITRIL for the U.S. market until at least December 2008. Outside of the United States, our agreement with Sanofi-Synthelabo to supply GABITRIL expired in January 2005, although Sanofi has agreed to continue to produce GABITRIL through the end of the second quarter of 2005. We have identified a third party manufacturer for the future production of the active drug substance tiagabine and finished commercial supplies of GABITRIL outside the United States and are in the process of qualifying this manufacturer with appropriate U.S. and European regulatory authorities. We seek to maintain inventories of finished commercial supplies of GABITRIL to protect against supply disruptions. For non-U.S. markets, we have on hand approximately 12 months supply of GABITRIL and expect to have 24 months supply by the expiration of the Sanofi-Synthelabo extension.

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

OTHER PRODUCTS

  International Products

        In addition to PROVIGIL, ACTIQ and GABITRIL, we are engaged in the sale and marketing of our products and certain third party products in various international markets, principally in France, the United Kingdom and Germany. For the year ended December 31, 2004, aggregate worldwide net sales of these other products accounted for approximately 10% of our total net sales, with the majority of this revenue derived from sales of our products in France. The following is a summary of certain other products we market and sell.

Product	Country	Indication	Third Party	Contract Expiration
Cephalon Products:
SPASFON® (phloroglucinol)	France	Biliary/urinary tract spasm and irritable bowel syndrome	n/a	n/a
FONZYLANE® (buflomedil)	France	Cerebral vascular disorders	n/a	n/a
PROXALYOC® (piroxicam)	France	Non-steroid anti-inflammatory	n/a	n/a
PARALYOC® (paracetamol)	France	Analgesic	n/a	n/a
LOPERAMIDE LYOC® (loperamide)	France	Acute and chronic diarrhea	n/a	n/a
Third Party Products:
APOKINON® (apomorphine hydrochloride)	France	Levadopa therapy fluctuations in Parkinson's Disease	Laboratoire Aguettant S.A.	2007
NAXY® and MONO- NAXY® (clarithromycin)	France	Antibiotic	Abbott France	2018
OTRASEL® (selegeline hydrochloride)	France	Parkinson's Disease	Zeneus Pharma Ltd.	2015
TEGRETOL® (carbamezipine)	U.K.	Epilepsy	Novartis Pharma AG	2010
RITALIN® (methylphenidate)	U.K.	ADHD	Novartis Pharma AG	2010
LIORESAL® (baclofen)	U.K.	Spasticity	Novartis Pharma AG	2010
ANAFRANIL® (clomipramine hydrochloride)	U.K.	Depression and obsessive compulsive disorder	Novartis Pharma AG	2010
XILOPAR® (selegeline hydrochloride)	Germany	Parkinson's Disease	Zeneus Pharma Ltd.	2015
APO-GO® (apomorphine hydrochloride)	Germany	Levadopa therapy fluctuations in Parkinson's Disease	Britannia Pharmaceuticals, Ltd.	2010
QUILONUM® (lithium)	Germany	Bipolar disorder	GlaxoSmithKline GmbH	2007

        We manufacture certain of the Cephalon products above at our manufacturing facilities in Mitry-Mory and Nevers, France. We perform warehousing, packaging and distribution activities for France and other export territories from our facilities in Maisons-Alfort, France. We have a sales organization in France numbering approximately 140 persons detailing our products to office-based and hospital-based physicians. Outside of France, we have sales and marketing organizations with approximately 70 persons in the aggregate that support sales of our products and third-party products in other European countries, including the United Kingdom, Germany, the Republic of Ireland, Switzerland and Austria.

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

        In December 2004, Cephalon France purchased Sanofi-Synthelabo France's rights to promote, distribute and sell NAXY and MONO-NAXY in France and French overseas territories. The purchase price for these product rights was approximately $44.3 million. Abbott France holds the underlying rights to the product. Abbott France manufactures clarithromycin and also promotes, distributes and sells clarithromycin under the trademark ZECLAR® in the French market.

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

  Collaborations with Pharmaceutical Company Partners

        Through our wholly-owned subsidiary, CIMA LABS INC., we pursue collaborative relationships with pharmaceutical companies that leverage the capabilities of these partners with our drug delivery and manufacturing capabilities to deliver new products incorporating our OraSolv® or DuraSolv® orally disintegrating drug delivery technologies. Revenues from these arrangements consist of net sales of manufactured products to partners, product development and licensing fees and royalties. For the period August 13, 2004 to December 31, 2004, revenues earned by CIMA LABS totaled $28.4 million, or 2.8% of our total revenue for the year ended December 31, 2004. The following table summarizes our major collaborative relationships:

Partner	Product	Indication	Technology	Current Status
Alamo Pharmaceuticals, LLC	FazaClo (clozapine)	Antipsychotic	OraSolv	Commercially available in U.S.
AstraZeneca	Zomig ZMT (zolmitriptan)	Anti-migraine	DuraSolv	Commercially available in U.S., Europe, Canada, South America and Japan
Novartis	Triaminic Soft-chews	Non-prescription pediatric cold, cough and allergy remedy	OraSolv	Commercially available in U.S. and Canada
N.V. Organon	Remeron SolTab (mirtazapine)	Antidepressant	OraSolv	Commercially available in U.S., Canada, Europe, Mexico and South America
Schwarz Pharma, Inc.	NuLev	Irritable bowel syndrome	DuraSolv	Commercially available in U.S.
Schwarz Pharma, Inc.	Parcopa	Parkinson's disease	DuraSolv	Commercially available in U.S.
Wyeth	Alavert (loratadine)	Non-sedating anti-histamine	DuraSolv	Commercially available in U.S.
Wyeth	Dimetapp ND	Non-sedating anti-histaminic	DuraSolv	Commercially available in U.S.
Aventis Pharmaceuticals	Allegra (fexofenadine)	Non-sedating antihistamine	OraSolv	In development
Schering-Plough	Undisclosed	Undisclosed	OraSolv	In development
Schwarz Pharma, Inc.	Six undisclosed products	Undisclosed	DuraSolv	In development

        We currently have three manufacturing lines at our Eden Prairie, Minnesota facility for product requiring blister packaging and a manufacturing line at our Brooklyn Park, Minnesota facility for bottled product. We also have granulation and taste masking capabilities at our Eden Prairie facility. We believe that our production capacity will be adequate to meet our partners' needs for the foreseeable future.

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

Neurology

        A growing body of evidence, substantiated by our own research findings, suggests that neuronal death is caused by a series of biochemical events that are themselves precipitated by the activation of intracellular signaling pathways. Our research, and that of others, has demonstrated that one of the initial events involved in the cell death process is the activation of the stress-activated protein kinase pathway. Thus, we believe inhibition of this pathway should lead to neuronal survival and result clinically in the inhibition of the progression of neurodegenerative diseases. We have identified targets within this pathway known as mixed lineage kinases (MLK); inhibition of MLK in preclinical models results in inactivation of the cell death process. We are pursuing the development of certain potent inhibitors of the MLK for the treatment of Parkinson's disease, as described below.

  Parkinson's disease

        We have discovered several proprietary compounds that are potent MLK inhibitors and that are also efficacious in preclinical models in preventing neuronal death. We are developing one such MLK inhibitor, CEP-1347, for use as a potential treatment for Parkinson's disease. Parkinson's disease is a progressive disorder of the central nervous system affecting over one million Americans. The primary pathology of the disease is the degeneration of the dopamine neurons in the substantial nigra region of the brain, which results in a slowing of spontaneous movements, gait difficulty, postural instability, rigidity and tremor. In a variety of preclinical models of Parkinson's disease, CEP-1347 demonstrated therapeutic potential in inhibiting the characteristic neuronal cell death associated with Parkinson's disease. Specifically, in non-human primate models, CEP-1347 protected against loss of dopamine neurons in the regions of the brain affected by Parkinson's disease and prevented the appearance of the associated behavioral symptoms. Our rights to develop and market CEP-1347 in the United States are derived from our 1992 collaboration with Kyowa Hakko Kogyo Co., Ltd. In 1999, we entered into a collaborative agreement with H. Lundbeck A/S, a Danish pharmaceutical company, to discover and develop products to treat neurodegenerative disorders, such as Parkinson's and Alzheimer's diseases. This collaboration covers the development and marketing of CEP-1347 and other proprietary small molecules that may inhibit the MLK family of kinases.

        In 2002, Cephalon and Lundbeck initiated an 800-patient randomized, double-blind, placebo-controlled, multi-dose, sixty-five center Phase 2/3 clinical trial of CEP-1347 in patients with early stage Parkinson's disease. The objective of the study is to determine whether or not CEP-1347 may be effective in delaying disability due to progression of Parkinson's disease. Patients enrolled into the study are expected to be treated for two years and will receive either placebo or CEP-1347. The study is fully enrolled. In mid-2005, an independent third party will conduct an interim analysis of the data to determine whether treatment with CEP-1347 has the potential to demonstrate statistical significance compared to placebo. So long as the results of this analysis do not indicate futility, we anticipate complete study results will be available in 2006. We have a supply agreement with Abbott under which it supplies the key chemical intermediate used for the manufacture of CEP-1347. Lundbeck then uses that intermediate for the manufacture of CEP-1347 for use in clinical trials.

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

  Receptor Tyrosine Kinase Inhibitors

        We have synthesized a class of small, orally active molecules that are selective inhibitors of the nerve growth factor receptor tyrosine kinase (trk). Trk may play an important role in the development and propagation of prostate and pancreatic cancers; inhibiting trk antagonizes the "survival" signal elicited by this receptor in such tumors. Our lead compound in this area, CEP-701, is administered orally. We have licensed our rights to develop and market CEP-701 from Kyowa Hakko. We have a supply agreement with Abbott under which it supplies the key chemical intermediate for CEP-701.

        Our scientists have discovered that CEP-701, in addition to its trk activity, is also a potent inhibitor of the flt-3 kinase. Flt-3 kinase has been shown to be mutated in a subset of patients suffering from Acute Myeloid Leukemia (AML) who are treatment resistant, which results in a poor prognosis. Thus, inhibition of this kinase may lead to a novel treatment for AML. We have completed Phase 2 studies with CEP-701 to study its effect in patients refractory to other therapies and suffering from AML. In early studies in AML, we observed positive signals from the use of CEP-701, although the treatment effect seen was not sufficient to justify continued studies as monotherapy in refractory patients. We initiated additional Phase 2 studies with CEP-701 in this area utilizing higher doses of CEP-701 in combination with other therapies. Our Phase 2 studies are enrolling earlier stage patients than were included in our previous Phase 2 study with CEP-701, and are utilizing a combination of other therapies.

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

Neurotrophic Factors

        Under a collaboration with Chiron Corporation that was terminated in February 2001, we conducted clinical trials using IGF-I, also known as MYOTROPHIN® (mecasermin) Injection, in patients in North America and Europe suffering from amyotrophic lateral sclerosis (ALS). ALS is a fatal disorder of the nervous system characterized by the chronic, progressive degeneration of motor neurons, which leads to muscle weakness, muscle atrophy and, eventually, to the patient's death. In February 1997, we submitted an NDA to the FDA for approval to market MYOTROPHIN in the United States for the treatment of ALS. In May 1998, the FDA issued a letter stating that the NDA was "potentially approvable," under certain conditions. We do not believe those conditions can be met without conducting an additional Phase 3 clinical study, and we have no plans to conduct such a study at this time. However, certain physicians have obtained governmental and non-governmental funding to be used to conduct such a study. We have agreed with these physicians to allow reference to our IND and have agreed to supply MYOTROPHIN in quantities sufficient for them to conduct the study in exchange for the right to use any clinical data generated by such study in support of FDA approval of our pending NDA. These physicians commenced the study in mid-2003 and expect to complete study enrollment by the third quarter of 2005; if the study is not fully enrolled by early 2006, we may be unable to provide quantities of MYOTROPHIN sufficient to complete the study. Even if this additional study is concluded, the results will not be available for several years and may not be sufficient to obtain regulatory approval to market the product. Furthermore, we do not have a source for finished commercial supply of MYOTROPHIN in the event regulatory approval is obtained.

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

        In addition to our research programs discussed above, we are pursuing a variety of other innovative discovery research efforts. For example, we have a multi-year research collaboration with TransTech Pharma, Inc. The collaboration is utilizing TransTech's Translational Technology™, a highly automated and fully integrated proprietary drug discovery process, to discover and develop small molecules for up to three therapeutic targets. We also have collaboration with Euroscreen s.a. to discover and develop small molecule therapeutics targeting G-Protein Coupled Receptors, or GPCR, a family of receptors that play a major role in cell signaling. This collaboration strengthens our internal efforts to provide a more diverse therapeutic breadth and depth to our research efforts.

DRUG DELIVERY TECHNOLOGIES

  Overview

        Drug delivery technologies have been developed for a variety of therapeutic compounds, improving safety, efficacy, ease of patient use and patient compliance. In addition, drug delivery technologies can be used to expand markets for existing products, as well as to develop new products.

        We have focused our research and development efforts on developing new product applications using two primary drug delivery technologies: Orally Disintegrating Tablet (ODT) technologies and Oral Transmucosal technologies (OTM). Orally disintegrating tablet technology has emerged as an important drug delivery technology that enables tablets to disintegrate quickly in the mouth without the use of water or chewing. ODT may improve compliance with a prescribed drug regimen, as orally disintegrating medications are easier to swallow and may taste better than non-taste masked alternatives. In addition, ODT technology may improve dosing accuracy relative to liquid formulations. Finally, and most importantly, ODT technology may provide a significant commercial benefit, as studies we have conducted indicate that patients often prefer it to conventional tablets and other formulations. OTM technologies are designed to increase the absorption of active drug ingredients across the mucosal membranes lining the oral cavity, gastrointestinal tract and colon.

        We believe that pharmaceutical companies are attracted to our technologies because of the advantages such as rapid development timelines, excellent taste masking, proven commercial manufacturing capabilities, and applicability to a wide range of pharmaceutical compounds, enhanced convenience and other patient benefits.

  ODT Technologies

        Our two primary ODT drug delivery technologies are OraSolv® and DuraSolv®. Our OraSolv technology incorporates taste masked active drug ingredients in orally disintegrating tablets. The low level of compaction pressure applied to OraSolv tablets allows higher porosity, faster disintegration time and larger amounts of taste masked active drug ingredients to be compressed into the tablets. The core U.S. patent for our OraSolv technology expires in 2010. We have developed and manufacture several important OraSolv formulations, which include Triaminic Soft-chews for Novartis, FazaClo for Alamo Pharmaceuticals and Remeron SolTab and its equivalent for markets outside the U.S. for Organon. In addition, we are developing OraSolv formulations of Allegra for Aventis and three other products for other partners.

        Our DuraSolv technology uses higher compaction forces than OraSolv to produce orally disintegrating tablets incorporating active drug ingredients in a more durable orally disintegrating tablet. Due to their greater durability, DuraSolv tablets are easier to handle and package, and may cost less to produce and package. The core U.S. patent for our DuraSolv technology expires in 2018. We have developed and currently manufacture several important DuraSolv formulations, which include Alavert and Dimetapp ND for Wyeth, Zomig-ZMT and its equivalents marketed outside the U.S. for AstraZeneca, and NuLev and Parcopa for Schwarz. In addition, we are developing several new prescription products based on our DuraSolv technology.

        In addition to our OraSolv and DuraSolv technologies, we continue to develop our LYOC technology to create ODT using freeze drying methods to manufacture tablets. We have a fully dedicated LYOC manufacturing site in Nevers, France, which we expect to expand to increase capacity. Once complete, we will have additional capacity for both in-house and third party manufacturing. In late 2004, we signed an agreement with Schwarz Pharma to manufacture two of their products at this facility. We currently manufacture and sell several drugs in France using our LYOC technology, including SPASFON LYOC, PARALYOC, PROXALYOC, and LOPERAMIDE LYOC, and we are considering other compounds that may be suitable for formulation using this technology.

  OTM Technologies

        In the area of OTM technologies, we are investing in research and development of our proprietary ORAVESCENT technologies. Our ORAVESCENT drug delivery technologies include ORAVESCENT SL for drug delivery under the tongue ("sublingual") and ORAVESCENT BL for drug delivery between the gum and the cheek ("buccal"). An additional ORAVESCENT technology, ORAVESCENT SS, is designed for site-specific administration, which may allow an active drug ingredient to be transported to a specific part of the gastrointestinal tract where it is released for absorption. We originally designed and continue to design our ORAVESCENT technologies to improve the transport of active drug ingredients across mucosal membranes in the oral cavity or the gastrointestinal tract. The core U.S. patents for our ORAVESCENT technology expire in 2019. In addition to our ORAVESCENT technologies, we continue to assess the potential uses of certain other proprietary buccal delivery systems in several therapeutic areas in which we focus.

OTHER INTELLECTUAL PROPERTY

        We own issued and pending U.S. patents and applications claiming compositions and/or uses of certain kinase inhibitors, including two novel classes of small molecules referred to as "indolocarbazoles" and "fused pyrrolocarbazoles." We have filed foreign counterparts of these patents, as appropriate. We also have licensed U.S. and foreign composition-of-matter and use patents and applications for novel compositions under our collaborative agreement with Kyowa Hakko, including compositions and uses of certain indolocarbazoles for the treatment of pathological conditions of the prostate (including prostate cancer) and for the treatment of neurological disorders. We own issued and pending U.S. and foreign patents and applications claiming compositions and/or uses of inhibitors of certain proteases, including novel classes of small molecules for inhibition of calpain, and novel classes of small molecules for inhibition of the multicatalytic protease.

        Through collaborative agreements with researchers at several academic institutions, we have licenses to or the right to license, generally on an exclusive basis, patents and patent applications issued or filed in the United States and certain other countries arising under or related to such collaborations.

CUSTOMERS

        Our principal customers are wholesale drug distributors. These customers comprise a significant part of the distribution network for all pharmaceutical products sold in the United States. Three large wholesale distributors, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, control a significant share of this network. These three wholesaler customers, in the aggregate, accounted for 87% of our worldwide net sales for the year ended December 31, 2004. Fluctuations in the buying patterns of these customers, which may result from seasonality, wholesaler buying decision or other factors outside of our control, could significantly affect the level of our net sales on a period to period basis. Because of this, the amounts purchased by these customers during any quarterly or annual period may not correlate to the level of underlying demand evidenced by the number of prescriptions written for such products, as reported by IMS Health Incorporated. Furthermore, the loss or bankruptcy of any of these customers could materially and adversely affect our results of operations and financial condition.

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

        After regulatory approval has been obtained, further studies, including Phase 4 post-marketing studies, may be required to provide additional data on safety, to validate surrogate efficacy endpoints, or for other reasons, and the failure of such studies can result in a range of regulatory actions, including withdrawal of the product from the market. Further studies will be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially approved. Results of post-marketing programs may limit or expand the further marketing of the products. Further, if there are any modifications to the drug, including any change in indication, manufacturing process, labeling or manufacturing facility, it may be necessary to submit an application seeking approval of such changes to the FDA or foreign regulatory authority. Finally, the FDA can place restrictions on approval and marketing utilizing its authority under applicable regulations. For example, ACTIQ was approved under subpart H of FDA approval regulations, which gives the FDA the authority to pre-approve promotional materials and permits an expedited market withdrawal procedure if issues arise regarding the safe use of ACTIQ. Moreover, marketed products are subject to continued regulatory oversight by the Office of Medical Policy Division of Drug Marketing, Advertising, and Communications, and the failure to comply with applicable regulations could result in marketing restrictions, financial penalties and/or other sanctions.

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

        The Controlled Substances Act imposes various registration, record-keeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products. A principal factor in determining the particular requirements of this act, if any, applicable to a product is its actual or potential abuse profile. A pharmaceutical product may be listed as a Schedule II, III, IV or V substance, with Schedule II substances considered to present the highest risk of substance abuse and Schedule V substances the lowest. Modafinil, the active drug substance in PROVIGIL, has been scheduled under the Controlled Substances Act as a Schedule IV substance. Schedule IV substances are allowed no more than five prescription refills during a six-month period and are subject to special handling procedures relating to the storage, shipment, inventory control and disposal of the product. Fentanyl, the active ingredient in ACTIQ and ORAVESCENT fentanyl, is a Schedule II controlled substance. Schedule II substances are subject to even stricter handling and record keeping requirements and prescribing restrictions than Schedule III or IV products. In addition to federal scheduling, both PROVIGIL and ACTIQ are subject to state controlled substance regulation, and may be placed in more restrictive schedules than those determined by the U.S. Drug Enforcement Agency and FDA. However, to date, neither modafinil nor fentanyl has been placed in a more restrictive schedule by any state.

        In addition to the statutes and regulations described above, we also are subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other federal, state and local regulations.

LEGAL MATTERS

        For a summary of legal matters see Part I, Item 3 "Legal Proceedings" below.

EMPLOYEES

        As of December 31, 2004, we had a total of 2,173 full-time employees, of which 1,571 were employed in the United States and 602 were located at our various facilities in Europe. We believe that we have been successful in attracting skilled and experienced personnel; however, competition for such personnel is intense.

ITEM 2.    PROPERTIES

        We lease our corporate headquarters, which is located in Frazer, Pennsylvania and consists of approximately 190,000 square feet of administrative office space. We own approximately 160,000 square feet of research and office space in West Chester, Pennsylvania, at the site of our former corporate headquarters. We also lease approximately 110,000 square feet of administrative, research and warehouse space that is near our West Chester facilities. In Salt Lake City, Utah, we house administrative, research, manufacturing and warehousing operations in approximately 123,000 square feet that we lease. In 2004, we also purchased approximately 20 acres of property adjoining our current facilities in Salt Lake City. At our CIMA LABS facilities in Eden Prairie and Brooklyn Park, Minnesota, we own approximately 200,000 square feet of space, most of which is dedicated to our manufacturing and warehousing operations.

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

ITEM 3.    LEGAL PROCEEDINGS

        We have filed patent infringement lawsuits in U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Pharmaceuticals Inc., Barr Laboratories, Inc. and Sandoz Inc. based upon the ANDAs filed by each of these companies with the FDA seeking approval to market a generic form of modafinil. The lawsuits claim infringement of our U.S. Patent No. RE37,516 which covers the pharmaceutical compositions and methods of treatment with the form of modafinil contained in PROVIGIL. Each of the defendants has asserted defenses and/or counterclaims for non-infringement and patent invalidity, and defendants Teva, Ranbaxy and Mylan have moved to amend their answers and counterclaims to state inequitable conduct as a defense to our claims (we have opposed these motions and a decision is pending). These lawsuits are currently in the discovery phase; we expect a trial to begin no earlier than late 2005. We also recently received notice that Carlsbad Technology, Inc. filed an ANDA seeking to market a generic form of modafinil and we have filed suit against them. Discovery in this action has not yet commenced. While we intend to vigorously defend the validity of this patent and prevent infringement, these efforts will be both expensive and time consuming and, ultimately, may not be successful.

        In January 2005, we filed a patent infringement lawsuit in U.S. District Court in Delaware against Barr Laboratories, Inc., based on the ANDA filed by Barr seeking approval for generic form of ACTIQ. Neither the ANDA filing nor the lawsuit modifies the existing license grant to Barr, and we do not expect any change in the anticipated date of Barr's entry to the market (absent resolution of the lawsuit). At the same time we continue to comply in good faith with the FTC Decision and Order requiring us to provide Actiq manufacturing process and other information to Barr to assist its efforts to manufacture a licensed generic version of Actiq when Barr's license becomes effective. While we intend to vigorously defend the validity of the ACTIQ patents and prevent infringement by Barr until the license effective date, these efforts will be both expensive and time consuming and, ultimately, may not be successful.

        In September 2004, we announced that we had received subpoenas from the U.S. Attorney's Office in Philadelphia with respect to PROVIGIL, ACTIQ and GABITRIL. This investigation is ongoing and appears to be focused on our sales and promotional practices. We are cooperating with the investigation and are providing documents to the Government. In addition, we have engaged in ongoing discussions with the Attorney General in Pennsylvania regarding recent media reports of instances of abuse and diversion of ACTIQ. We have had similar discussions with the Office of the Connecticut Attorney General; in September 2004, we received a voluntary request for information from the Office of the Connecticut Attorney General asking us to provide information generally relating to our sales and promotional practices for our U.S. products. We have agreed to comply with this voluntary request. These matters may involve the bringing of criminal charges and fines, and/or civil penalties. We cannot predict or determine the outcome of these matters or reasonably estimate the amount or range of amounts of any fines or penalties that might result from an adverse outcome. However, an adverse outcome could have a material adverse effect on our financial position, liquidity and results of operations.

        We are a party to certain other litigation in the ordinary course of our business, including, among others, European patent oppositions, and matters alleging employment discrimination, product liability and breach of commercial contract. We are vigorously defending ourselves in all of the actions against us and do not believe these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We did not submit any matters to the vote of security holders during the fourth quarter of 2004.

Executive Officers of the Registrant

        The names, ages and positions held by our executive officers as of December 31, 2004 are as follows:

Name	Age	Position
Frank Baldino, Jr., Ph.D.	51	Chairman and Chief Executive Officer
Paul Blake, F.R.C.P.	57	Senior Vice President, Clinical Research and Regulatory Affairs
J. Kevin Buchi	49	Senior Vice President and Chief Financial Officer
Peter E. Grebow, Ph.D.	58	Senior Vice President, Worldwide Technical Operations
John E. Osborn	47	Senior Vice President, General Counsel and Secretary
Robert P. Roche, Jr.	49	Senior Vice President, Pharmaceutical Operations
Carl A. Savini	55	Senior Vice President, Administration
Jeffry L. Vaught, Ph.D.	54	Senior Vice President and President, Research and Development

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

        Dr. Blake joined Cephalon in March 2001 as Senior Vice President, Clinical Research and Regulatory Affairs. Effective February 14, 2005, Dr. Blake's title was changed to Executive Vice President, Worldwide Clinical Research and Regulatory Affairs. From 1999 to 2001, Dr. Blake served as Chief Medical Officer for MDS Proteomics Inc., a Canadian health and life sciences company. From 1998 to 1999, Dr. Blake served as President and Chief Executive Officer of Proliance Pharmaceuticals, Inc., a drug development company. Prior to that, he spent six years with SmithKline Beecham Pharmaceuticals (currently known as GlaxoSmithKline), most recently as Senior Vice President and Medical Director. Dr. Blake received his medical degree from London University, Royal Free Hospital and completed his clinical training in Internal Medicine and Cardiology. Dr. Blake is a fellow of the Royal College of Physicians (UK), a fellow of the Faculty of Pharmaceutical Medicine and a fellow of the American College of Clinical Pharmacology. He also serves on the board of directors of Protez Pharmaceuticals, a privately-held anti-infective discovery company.

        Mr. Buchi joined Cephalon as Controller in March 1991 and held several financial positions with the Company prior to being appointed Senior Vice President and Chief Financial Officer in April 1996. Between 1985 and 1991, Mr. Buchi served in a number of financial positions with E.I. du Pont de Nemours and Company. Mr. Buchi received a master of management degree from the J.L. Kellogg

Graduate School of Management, Northwestern University in 1982. Mr. Buchi serves as a member of the board of directors of Lorus Therapeutics Inc., a publicly-traded Canadian biotechnology company, and Encysive Pharmaceuticals Inc., a publicly-traded pharmaceutical company.

        Dr. Grebow joined Cephalon in January 1991 and served as Senior Vice President, Business Development prior to holding his current position as Senior Vice President, Worldwide Technical Operations. Effective February 14, 2005, Dr. Grebow's title was changed to Executive Vice President, Worldwide Technical Operations. From 1988 to 1990, Dr. Grebow served as Vice President of Drug Development for Rorer Central Research, a division of Rhone-Poulenc Rorer Pharmaceuticals Inc., a pharmaceutical company. Dr. Grebow received a Ph.D. in chemistry from the University of California, Santa Barbara.

        Mr. Osborn joined Cephalon in March 1997 and was appointed Senior Vice President, General Counsel and Secretary in December 1998. From 1992 to 1997, Mr. Osborn was employed by The DuPont Merck Pharmaceutical Company, last as Vice President and Associate General Counsel. Prior to that, he served in the George H.W. Bush administration with the U.S. Department of State, practiced corporate law with Hale and Dorr in Boston, and clerked for a U.S. Court of Appeals judge. Mr. Osborn earned a law degree from the University of Virginia and a master's degree from The Johns Hopkins University School of Advanced International Studies. He holds a visiting appointment in politics at Princeton University, and has been elected to membership in the American Law Institute and the Council on Foreign Relations. In 2004, he was appointed by then-U.S. Secretary of State Colin Powell to the board of governors of the East-West Center in Honolulu, an education and research organization established by the U.S. Congress to study the Asia Pacific region and its relationship with the United States.

        Mr. Roche joined Cephalon in January 1995 and has served as Senior Vice President, Pharmaceutical Operations since November 2000. Effective February 14, 2005, Mr. Roche's title was changed to Executive Vice President, Worldwide Pharmaceutical Operations. In June 1999, he was appointed to Senior Vice President of Sales and Marketing and prior to that was Vice President, Sales and Marketing. Previously, Mr. Roche served as Director and Vice President, Worldwide Strategic Product Development, for SmithKline Beecham's central nervous system and gastrointestinal products business, and held senior marketing and management positions with that company in the Philippines, Canada and Spain. Mr. Roche graduated from Colgate University and received a master of business administration degree from The Wharton School, University of Pennsylvania.

        Mr. Savini joined Cephalon in June 1993 and has served as Senior Vice President, Administration since October 2004 and was Senior Vice President, Human Resources from January 2000 to October 2004. Effective February 14, 2005, Mr. Savini's title was changed to Senior Vice President and Chief Administrative Officer. Prior to January 2000, Mr. Savini served as Director, Human Resources and was appointed Vice President, Human Resources in January 1995. From 1983 to 1993, Mr. Savini was employed by Bristol-Myers Squibb Company and from 1981 to 1983 he was employed by Johnson & Johnson's McNeil Pharmaceuticals. Mr. Savini graduated from The Pennsylvania State University and received a master of business administration degree from La Salle College.

        Dr. Vaught joined Cephalon in August 1991, and since that time has been responsible for directing Cephalon's research operations. He currently serves as Senior Vice President and President, Research and Development. Prior to joining Cephalon, Dr. Vaught was employed by the R. W. Johnson Pharmaceutical Research Institute, a subsidiary of Johnson & Johnson. Dr. Vaught received a Ph.D. in pharmacology from the University of Minnesota.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is quoted on the NASDAQ National Market under the symbol "CEPH." The following table sets forth the range of high and low sale prices for the common stock as reported on the NASDAQ National Market for the periods indicated below.

	High	Low
2003
First Quarter	$54.95	$39.82
Second Quarter	48.70	36.91
Third Quarter	50.71	40.27
Fourth Quarter	49.46	44.29
2004
First Quarter	$60.98	$48.10
Second Quarter	60.10	50.54
Third Quarter	54.96	41.58
Fourth Quarter	51.73	44.68

        As of March 7, 2005 there were 543 holders of record of our common stock. On March 7, 2005, the last reported sale price of our common stock as reported on the NASDAQ National Market was $49.56 per share.

        We have not paid any dividends on our common stock since our inception and do not anticipate paying any dividends on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities

Period	Total Number of Shares of Common Stock Purchased(1)	Average Price Paid Per Share	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Stock that May Yet Be Purchased Under the Plans or Programs
October 1–31, 2004	—	—	—	—
November 1–30, 2004	—	—	—	—
December 1–31, 2004	23,720	$48.66	—	—

Total	23,720	$48.66	—	—

(1)
Consists entirely of shares repurchased from employees. Under the terms of the 2004 Equity Compensation Plan, employees may elect to have shares withheld to satisfy income tax withholding obligation due upon vesting of a restricted stock award. Such repurchases are not part of a publicly announced plan or program.

Exchange of Convertible Notes

        In December 2004, we completed an exchange offer (the "Exchange Offer") in which we offered to exchange (i) Zero Coupon Convertible Subordinated Notes Due 2033, First Putable June 15, 2008 ("New 2008 Notes"), for any and all of our then outstanding Zero Coupon Convertible Subordinated Notes Due 2033, First Putable June 15, 2008 (the "Old 2008 Notes"), and (ii) Zero Coupon

Convertible Subordinated Notes Due 2033, First Putable June 15, 2010 (the "New 2010 Notes" and together with the New 2008 Notes, the "New Notes") for any and all of our then outstanding Zero Coupon Convertible Subordinated Notes Due 2033, First Putable June 15, 2010 (the "Old 2010 Notes" and, together with the Old 2008 Notes, the "Old Notes"). The following table reflects the Old Notes exchanged in the Exchange Offer.

Period	Total Principal Amount of Notes Exchanged		Average Price Per $1,000 Principal Amount of the Notes Exchanged		Total Principal Amount of Notes Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Notes that May Yet Be Purchased Under the Plans or Programs
October 1–31, 2004	—		—		—	—
November 1–30, 2004	—		—		—	—
December 1–31, 2004	$749,585,000	(1)	$1,000	(2)	—	—

Total	$749,585,000		$1,000		—	—

(1)
Consists of $374,687,000 and $374,898,000 of principal amount of Old 2008 Notes and Old 2010 Notes, respectively. The Old 2008 Notes and Old 2010 Notes potentially were convertible into 6,297,252 and 6,635,357 shares, respectively, of our common stock as of the date of exchange.

(2)
Old Notes were exchanged for a like principal amount of the corresponding series of New Notes. Other than the issuance of New Notes for Old Notes, we did not pay or give, directly or indirectly, any consideration or other remuneration to holders for the exchange of Old Notes for New Notes. On an "as converted" basis, the average purchase price exchanged per share of common stock issuable upon conversion of the Old 2008 Notes and Old 2010 Notes were $59.50 and $56.50, respectively.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2004, including the 1987 Stock Option Plan (which expired in 1997) (the "1987 Plan"), the 2004 Equity Compensation Plan (the "2004 Plan") and the 2000 Equity Compensation Plan for Employees and Key Advisors (the "2000 Plan").

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	(c) Number of Securities Remaining Available for Future Issuance (Excludes Securities Reflected in Column(a))(2)
Equity compensation plans approved by stockholders	6,098,048	(3)	$42.70	1,011,269
Equity compensation plans not approved by stockholders(4)	3,920,050		$56.95	249,675

Total	10,018,098		$48.27	1,260,944

(1)
The foregoing does not include options assumed under the Anesta Corp. 1993 Stock Option Plan (the "Anesta Plan") as a result of our acquisition of Anesta Corp. in 2000. As of December 31,

  2004, there were 102,636 shares of common stock subject to outstanding options under the Anesta Plan, with a weighted average exercise price of these options of $28.54 per share. No additional shares are reserved for issuance under the Anesta Plan.

(2)
The 2004 Plan permits our Board of Directors or the Compensation Committee to award stock awards to participants. Up to 310,609 of the securities remaining available for issuance under equity compensation plans approved by stockholders may be issued as restricted stock awards. Restricted stock awards are not permitted to be made under the terms of the 2000 Plan.

(3)
Includes awards covering 456,650 shares of unvested restricted stock that are outstanding under the 2004 Plan. Also includes 45,660 shares to be issued upon exercise of outstanding options granted under the 1987 Plan. There are no securities that remain available for grant under the 1987 Plan.

(4)
Issued under the 2000 Plan, which does not require the approval of, and has not been approved by, Cephalon stockholders.

ITEM 6.    SELECTED FINANCIAL DATA

        On August 12, 2004 and December 28, 2001, we completed the acquisitions of the outstanding shares of capital stock of CIMA LABS INC. and Group Lafon, respectively. These acquisitions have been accounted for as purchases and, accordingly, the estimated fair value of assets acquired and liabilities assumed have been recorded as of the respective dates of the acquisitions.

        In October 2000, we completed a merger with Anesta Corp. under which we acquired all of the outstanding shares of Anesta in a tax-free, stock-for-stock transaction. The merger has been accounted for as pooling-of-interests and, accordingly, all of our prior period consolidated financial statements have been restated to include the results of operations, financial position, and cash flows of Anesta. Information concerning common stock and per share data has been restated on an equivalent share basis.

	Year Ended December 31,
(In thousands, except per share data) Statement of operations data:
	2004	2003	2002	2001	2000
Sales	$980,375	$685,250	$465,943	$226,132	$91,637
Other revenues	35,050	29,557	40,954	35,863	20,153

Total revenues	1,015,425	714,807	506,897	261,995	111,790
Acquired in-process research and development	(185,700)	—	—	(20,000)	(22,200)
Debt exchange expense	(28,230)	—	—	(52,444)	—
Impairment charge	(30,071)	—	—	—	—
Income tax (expense) benefit, net	(45,629)	(46,456)	112,629	—	—
Income (loss) before cumulative effect of a change in accounting principle	$(73,813)	$83,858	$175,062	$(55,484)	$(93,744)
Cumulative effect of a change in accounting principle	—	—	(3,534)	—	(7,434)

Net income (loss)	(73,813)	83,858	171,528	(55,484)	(101,178)
Dividends on convertible exchangeable preferred stock	—	—	—	(5,664)	(9,063)

Net income (loss) applicable to common shares	$(73,813)	$83,858	$171,528	$(61,148)	$(110,241)

Basic income (loss) per common share*:
Income (loss) before cumulative effect of a change in accounting principle	$(1.31)	$1.49	$3.14	$(1.27)	$(2.51)
Cumulative effect of a change in accounting principle	—	—	(.06)	—	(.19)

	$(1.31)	$1.49	$3.08	$(1.27)	$(2.70)

Weighted average number of shares outstanding	56,489	55,560	55,104	48,292	40,893

Diluted income (loss) per common share*:
Income (loss) before cumulative effect of a change in accounting principle	$(1.31)	$1.42	$2.82	$(1.27)	$(2.51)
Cumulative effect of a change in accounting principle	—	—	(.05)	—	(.19)

	$(1.31)	$1.42	$2.77	$(1.27)	$(2.70)

Weighted average number of shares outstanding — assuming dilution	56,489	64,076	66,856	48,292	40,893

*
Includes effect from application of EITF 03-6 for years ended December 31, 2004, 2003 and 2002 and EITF 04-8 for the years ended December 31, 2004 and 2003.

	As of December 31,
(In thousands) Balance sheet data:
	2004	2003	2002	2001	2000
Cash, cash equivalents and investments	$791,676	$1,155,163	$582,688	$603,884	$97,384
Total assets	2,440,176	2,381,656	1,689,090	1,446,408	308,435
Long-term debt	1,284,410	1,409,417	860,897	866,589	55,138
Accumulated deficit	(395,118)	(321,305)	(405,163)	(576,691)	(515,543)
Stockholders' equity	830,044	770,370	642,585	398,731	165,193

Pro Forma Results

        The following data represents pro forma financial results assuming a retroactive adoption of a change in accounting principle. Effective January 1, 2000, we adopted the SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

Year Ended December 31,
(In thousands, except per share data) Statement of operations data:
2000
Total revenues	$111,790
Net loss	$(93,744)
Dividends on convertible exchangeable preferred stock	(9,063)

Loss applicable to common shares	$(102,807)

Basic and diluted loss per common share	$(2.51)
Weighted average number of shares outstanding	40,893

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A in conjunction with our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

EXECUTIVE SUMMARY

        Cephalon is an international biopharmaceutical company dedicated to the discovery, development and marketing of innovative products to treat sleep disorders, neurological disorders, cancer and pain. In addition to conducting an active research and development program, we market three products in the United States and numerous products in various countries throughout Europe. Through our wholly-owned subsidiary, CIMA LABS INC., we develop and manufacture orally disintegrating tablets using proprietary technologies. Our three largest products in terms of product sales, PROVIGIL, ACTIQ and GABITRIL, comprised approximately 90% of our worldwide net sales for the year ended December 31, 2004. We market PROVIGIL, ACTIQ and GABITRIL in the United States through our approximately 500-person sales force.

        Our corporate headquarters are in Frazer, Pennsylvania, and our research and development headquarters are in West Chester, Pennsylvania. In addition, we have offices in Utah, Minnesota, France, the United Kingdom, Germany and Switzerland. We operate manufacturing facilities in France for the production of modafinil, which is the active drug substance in PROVIGIL, Utah, for the production of ACTIQ for worldwide distribution and sale, and Minnesota, for the production of orally disintegrating versions of drugs for our partners.

        Our future success is highly dependent on obtaining and maintaining patent protection for our products and technology. With respect to PROVIGIL, we have filed patent infringement lawsuits against six generic companies based upon the ANDAs filed by these companies seeking FDA approval to market a generic version of modafinil. We anticipate that the first trial will begin no earlier than late 2005. See "—Certain Risks Related to Our Business." For ACTIQ, the patents covering the previous and current formulations of the product are set to expire as early as May 2005 and September 2006, respectively. As a result of the License and Supply Agreement we entered into with Barr Laboratories, Inc. in July 2004, we could face generic competition from Barr prior to September 2006 if we receive FDA approval of ORAVESCENT fentanyl before this date. See "Acquisition of CIMA LABS INC." below. In December 2004, we announced that FDA had acknowledged receipt of an ANDA filed by Barr seeking approval for a generic form of ACTIQ. In January 2005, we filed a patent infringement lawsuit against Barr to defend our patents until the license effective date. Neither the ANDA filing nor the lawsuit modify the existing license grant to Barr, and we do not expect any change in the anticipated date of Barr's entry to market (absent resolution of the lawsuit). The loss of patent protection on any of our existing U.S. products, whether by third-party challenge, invalidation, circumvention, license or patent expiration, would materially impact our results of operations.

        As part of our business strategy, in the future we expect to consider and, as appropriate, consummate acquisitions of other technologies, products and businesses. Over the past few years, we also have pursued a strategy of both broadening the range of clinical uses that are approved by regulatory authorities and seeking new and improved formulations of our currently marketed products. During 2004, we made significant progress towards these goals. Some notable achievements include:

  •
  we received final approval from the U.S. Food and Drug Administration to expand the label for PROVIGIL to include improving wakefulness in patients with excessive sleepiness associated with SWSD and in patients with OSA/HS;

  •
  we submitted an sNDA to the FDA seeking marketing approval of ATTENACE, a new proprietary once-daily dosage form of modafinil for the treatment of ADHD in children and adolescents between the ages of six and 17. We are targeting launch of ATTENACE by early 2006;

  •
  we recently reported positive Phase 3 clinical trial results with NUVIGIL in narcolepsy, OSA/HS and SWSD and expect to submit an NDA for NUVIGIL to the FDA in March 2005;

  •
  we initiated a Phase 3 clinical program evaluating GABITRIL for the treatment of GAD and, if the results of these studies are positive, expect to submit an NDA to the FDA in early 2006;

  •
  we submitted to the FDA an sNDA seeking regulatory approval of a sugar-free formulation of ACTIQ and anticipate approval by mid-2005; and

  •
  through our acquisition of CIMA LABS, we acquired the ORAVESCENT fentanyl product candidate. ORAVESCENT fentanyl is in Phase 3 clinical trials for the treatment of breakthrough cancer pain in opioid-tolerant patients, and we are targeting submission of an NDA to the FDA later this year and approval of this product by the FDA in late 2006.

        We also have significant research programs focused on developing therapeutics to treat neurological and oncological disorders. In the neurology area, we have a program with H. Lundbeck A/S to evaluate a molecule, CEP-1347, in an 800-patient Phase 2/3 clinical trial for the treatment of patients with early stage Parkinson's disease. In the cancer area, we have a program with a molecule, CEP-701, and are currently conducting Phase 2 clinical trials in patients suffering from AML. We also are conducting a Phase 1/2 program with another molecule, CEP-7055, to evaluate safety and tolerability and to gather preliminary evidence of efficacy in patients with treatment refractory tumors. In the pharmaceutical industry, the regulatory approval for the sale of new pharmaceutical products remains highly uncertain because the majority of therapeutic candidates fail to show the human safety and efficacy necessary for regulatory approval and successful commercialization. In addition, these efforts require substantial time, effort and financial resources. Our success in developing and commercializing these product candidates, or new or improved formulations of existing products, will be a significant factor in our future success.

        We have significant levels of indebtedness outstanding, nearly all of which consists of convertible notes with stated conversion prices or restricted conversion prices higher than our stock price as of the date of this filing. Of our outstanding convertible notes, as of the filing date of this report, $521.8 million in aggregate principal amount outstanding matures in December 2006.

        The rate of our future growth and our ability to generate sufficient cash flows from operations to service and repay our indebtedness ultimately will depend, in large part, on our ability to maintain patent protection on our existing products and successfully acquire or develop new products and new indications for our existing products.

Acquisition of CIMA LABS INC.

        On August 12, 2004, we completed our acquisition of CIMA LABS INC. Under the Agreement and Plan of Merger dated November 3, 2003, we acquired each outstanding share of CIMA LABS common stock for $34.00 per share in cash. The total cash paid to CIMA LABS stockholders in the transaction was approximately $482.5 million, net of CIMA LABS' existing cash on hand, or $409.4 million, net of its cash, cash equivalents and investments. As a result of the acquisition, we obtained the rights to CIMA LABS' ORAVESCENT fentanyl product candidate, which is currently in Phase 3 clinical trials for the treatment of breakthrough cancer pain in opioid-tolerant patients. ORAVESCENT fentanyl utilizes an enhanced absorption transmucosal drug delivery technology that we believe may facilitate the rapid onset of pain relief in such patients. We are targeting approval of this product by the FDA in late 2006.

        CIMA LABS also develops and manufactures orally disintegrating tablets using its proprietary technologies, OraSolv® and DuraSolv®, that allow an active drug ingredient to be formulated into a new dosage form that quickly disintegrates in the mouth without chewing or the need for water. CIMA LABS enters into collaborative agreements with pharmaceutical companies to develop products based on its oral drug delivery technologies. It currently manufactures for its partners, including AstraZeneca, N.V. Organon and Wyeth, five prescriptions and three over-the-counter pharmaceutical brands incorporating either the OraSolv or DuraSolv technologies. Revenues from these arrangements consist of net sales of manufactured product to partners, product development and licensing fees and royalties. For the period August 13, 2004 to December 31, 2004, revenues attributable to CIMA LABS totaled $28.4 million. CIMA LABS has facilities in Eden Prairie and Brooklyn Park, Minnesota, which house its executive offices, manufacturing facility, research and product development center and warehouse space.

        To secure FTC clearance of the CIMA LABS acquisition, we entered into a license and supply agreement with Barr whereby we agreed to license to Barr our U.S. rights to any intellectual property related to ACTIQ. The license to ACTIQ will become effective upon the earliest to occur of (i) final FDA approval of ORAVESCENT fentanyl, (ii) September 5, 2006, if we have not received either (A) an approvable letter from FDA for the sugar free formulation of ACTIQ by July 1, 2005 (or final FDA approval within 180 days of such approvable letter) or (B) a pediatric extension for ACTIQ or (iii) February 3, 2007, if we have received a pediatric extension for ACTIQ. As we currently expect to receive both a pediatric extension for ACTIQ prior to September 2006 and FDA approval for the sugar-free formulation of ACTIQ within the timeframe agreed upon with the FTC, we anticipate that the Barr license will be effective upon ORAVESCENT fentanyl approval. Under the agreement, Barr also may receive a license to the sugar-free formulation of ACTIQ under development; this license would become effective upon ORAVESCENT fentanyl approval by the FDA or if the sugar-free approval timelines described above are not achieved. We have filed an sNDA with the FDA requesting approval for the sugar-free formulation of ACTIQ, and we anticipate final FDA approval of this formulation by mid-2005.

        Under the license and supply agreement, we also agreed to transfer to Barr our technological know-how and intellectual property related to ACTIQ and to sell to Barr, for period of up to three years, a generic form of ACTIQ for resale in the United States if Barr is unable to manufacture an FDA-approved generic version of ACTIQ by the date the license takes effect. In addition, we have agreed to forbear from asserting any remaining patent rights in ACTIQ against other parties beginning on the earlier of August 3, 2007 or six months following the effective date of Barr's license.

RESULTS OF OPERATIONS
(Dollar amounts in thousands)

        Sales—In the United States, we sell our products to pharmaceutical wholesalers, the largest three of which accounted for 87% of our worldwide net sales for the year ended December 31, 2004. Decisions made by these wholesalers and their customers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) are outside of our control and can materially affect the level of our sales in any particular period and thus may not necessarily correlate to the number of prescriptions written for our products as reported by IMS Health Incorporated. To the extent possible, we attempt to minimize these fluctuations, both by providing, from time to time, discounts to our customers to stock normal amounts of inventory and by canceling orders if we believe a particular customer is speculatively buying inventory in anticipation of possible price increases. However, we do not have any agreements, understandings or business practices under which we extend incentives based on levels of inventory held by wholesalers. As of December 31, 2004, we received information from our three largest U.S. wholesaler customers about the levels of inventory they held for our three products. Based on this information, which we have not independently verified, we believe that inventory held at these wholesalers is within a normal range for our business of approximately one month's supply. However, we currently do not have ongoing agreements for access to the actual inventory levels of our products held by our wholesalers or their customers.

        At the beginning of 2004, we consolidated our two former U.S. sales forces into a single unit that now details all three products to a broader group of physicians, including primary care physicians (e.g. internists, general practitioners and family practitioners). In addition, we expanded this combined force to approximately 500 persons. We believe this substantially larger sales force, coupled with focused marketing efforts designed to educate physicians and communicate the benefits of our products, contributed to the increases in total sales for the year ended December 31, 2004.

Year ended December 31, 2004 compared to year ended December 31, 2003

	For the year ended
	December 31,
				% Change
	2004	2003	Change
Sales:
PROVIGIL	$439,667	$290,465	$149,202	51%
ACTIQ	344,997	237,467	107,530	45%
GABITRIL	94,164	63,699	30,465	48%
Other	101,547	93,619	7,928	8%

Total sales	980,375	685,250	295,125	43%
Total other revenues	35,050	29,557	5,493	19%

Total revenues	$1,015,425	$714,807	$300,618	42%

        Sales—In addition to our larger sales force presence and targeted sales and marketing efforts designed to educate physicians and communicated the benefits of our products, other factors which contributed to the increase in sales are summarized as follows:

  •
  An expanded U.S. label for PROVIGIL received from the FDA in early 2004 was a key factor in contributing to the year over year increase in PROVIGIL sales. U.S. prescriptions for PROVIGIL increased by 35%, according to IMS Health. The period-to-period change was also impacted by lower sales recorded in the first quarter of 2003 as a result of the depletion of inventory levels at certain wholesalers. Additionally, domestic price increases of approximately 8% period over period contributed to higher 2004 sales.

  •
  Sales of ACTIQ increased 45% as compared to last year. U.S. prescriptions for ACTIQ increased by 34%, according to IMS Health. In addition, domestic prices increased approximately 7% from period to period.

  •
  Sales of GABITRIL increased 48% as compared to last year. U.S. prescriptions for GABITRIL increased by 41%, according to IMS Health. An increase in domestic prices of approximately 9% period over period also contributed to higher sales recorded in 2004.

  •
  Other sales consist of (1) sales of other products and certain third party products in various international markets, principally in France and (2) sales of products manufactured by CIMA LABS and sold to its pharmaceutical partners. The most significant products in this other sales category are SPASFON® (phloroglucinol) with total 2004 sales of $58.3 million and FONZYLANE® (buflomedil) with total 2004 sales of $16.3 million, both of which are sold by Cephalon France.

        Analysis of gross sales to net sales—The following table presents the adjustments deducted from gross sales to arrive at a net sales figure:

	For the year ended
	December 31,
				% Change
	2004	2003	Change
Gross sales:	$1,080,408	$747,060	$333,348	45%
Adjustments to gross sales:
Prompt payment discounts	18,443	12,202	6,241	51%
Returns	11,247	7,973	3,274	41%
Coupons	16,521	9,349	7,172	77%
Medicaid discounts	41,274	25,760	15,514	60%
Managed care and governmental agreements	12,548	6,526	6,022	92%

	100,033	61,810	38,223	62%
Net sales	$980,375	$685,250	$295,125	43%

Adjustments to gross sales as a percentage of gross sales	9.3%	8.3%

        Increases in the dollar amount of adjustments to gross sales from 2003 to 2004 primarily reflect increases in gross sales during the period and corresponding increases in discounts, expected returns and coupon usage, and participation in managed care, Medicaid, and other governmental programs. The change in the adjustments to gross sales as a percentage of gross sales is primarily driven by higher Medicaid discounts, and managed care and governmental agreement discounts and chargebacks resulting from the impact of price increases and increased participation.

        Other Revenues—The increase in other revenues of 19% from period to period is primarily due to the inclusion of product development and licensing fees and royalties of $15.1 million attributable to CIMA LABS partially offset by a decrease in partner reimbursements on both our CEP-7055 program and our CEP-1347 program and a reduction in earnings recognized under our collaboration agreement with Novartis Pharma AG. The level of other revenue recognized from period to period may continue to fluctuate based on the status and activity of each related project and terms of each collaboration agreement. Therefore, past levels of other revenues may not be indicative of future levels.

	For the year ended
	December 31,
				% Change
	2004	2003*	Change
Costs and expenses:
Cost of sales	$119,973	$92,375	$27,598	30%
Research and development	273,972	168,222	105,750	63%
Selling, general and administrative	339,477	254,088	85,389	34%
Depreciation and amortization	52,798	44,073	8,725	20%
Impairment charge	30,071	—	30,071	—%
Acquired in-progress research and development costs	185,700	—	185,700	—%

	$1,001,991	$558,758	$443,233	79%

*
Certain reclassifications of prior year amounts have been made to conform to the presentation for the year ended December 31, 2004. In our result of operations for the year ended December 31, 2003, $2.1 million of expenditures were reclassified from the research and development category into the selling, general and administrative category.

        Cost of Sales—The cost of sales was approximately 12% of net sales in 2004 and 13% of net sales in 2003. The decrease is primarily due to cost savings realized from our transfer of U.S. ACTIQ manufacturing from Abbott Laboratories to our Salt Lake City facility beginning in June 2003, partially offset by higher costs related to other products sold in France and to CIMA LABS cost of sales for which there are no comparable data for 2003 and for which the margin is higher than other Cephalon products.

        Research and Development Expenses—Research and development expenses increased $105.8 million, or 63%, in 2004 as compared to 2003. Of this increase, $71.1 million is due to clinical research costs including expenditures associated with increased headcount necessary to support higher levels of clinical activities and expenditures associated with (1) additional clinical studies initiated in 2004 to explore the utility of GABITRIL beyond its current indication, (2) costs incurred with Phase 3 clinical programs for ATTENACE which began in late 2003, and (3) costs incurred with our Phase 3 studies of NUVIGIL which began in the fourth quarter of 2003. The increase in 2004 also was impacted by higher costs incurred during 2004 associated with supplying materials for our clinical trials in process, developing new or improved production processes for our currently marketed products and products in development, and by the inclusion of CIMA LABS.

        Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $85.4 million, or 34%, in 2004 as compared to 2003. The increase is predominantly the result of the expansion of our European and U.S. field sales forces, additional product promotional expenses and an increased number of educational programs. In addition, a portion of the increase is due to higher administrative expenses associated with an increase in headcount, costs associated with complying with the requirements of the Sarbanes-Oxley Act, and higher accruals for bonus expenses resulting from a shift away from a stock option-based incentive compensation plan to a cash-based incentive compensation plan. These increases were partially offset by the recognition of a gain of $4.2 million in 2004 as a result of retiree medical benefit changes for current employees at Cephalon France.

        Depreciation and Amortization Expenses—Depreciation and amortization expenses increased by $8.7 million, or 20%, in 2004 as compared to 2003. Depreciation expense increased period over period primarily as a result of increased capital investments in software, building and laboratory improvements at our West Chester location, increased spending on manufacturing equipment at our Salt Lake City location and the acquisition of property, plant and equipment associated with the CIMA LABS acquisition. Amortization expense increased due to the amortization of technology, trademark and marketing rights acquired from CIMA LABS.

        Impairment charge—During 2004, we recorded an impairment charge of $30.1 million for the write-off of our investment in MDS Proteomics Inc.

        Acquired in-process research and development—In connection with our acquisition of CIMA LABS, we allocated approximately $185.7 million of the purchase price to in-process research and development projects. At the acquisition date, CIMA LABS' ongoing research and development initiatives were focused on the development and commencement of Phase 3 clinical trials of ORAVESCENT fentanyl, and several other minor ongoing research and development projects. These costs were charged to expense in the third quarter of 2004 since, at the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses.

	For the year ended
	December 31,
				% Change
	2004	2003	Change
Other income and expense:
Interest income	$16,486	$11,298	5,188	46%
Interest expense	(22,186)	(28,905)	6,719	(23%)
Debt exchange expense	(28,230)	—	(28,230)	—%
Charge on early extinguishment of debt	(2,313)	(9,816)	7,503	(76%)
Other income (expense), net	(5,375)	1,688	(7,063)	(418%)

	$(41,618)	$(25,735)	$(15,883)	62%

        Other Income and Expense—The aggregate of other income and expense increased $15.9 million, or 62%, in the year ended December 31, 2004 from the year ended December 31, 2003. The increase was attributable to the following factors:

  •
  Interest income increased by $5.2 million in 2004 due to higher average investment balances as well as slightly higher average investment returns.

  •
  Interest expense decreased by $6.7 million due primarily to a decrease in interest and amortization expense resulting from the repurchases and redemptions of a portion of our convertible subordinated notes during 2003 and 2004 partially offset by an increase in amortization expense associated with debt issuance costs from the June 2003 sales of our Zero Coupon Convertible Subordinated Notes.

  •
  In July 2004, a holder of our 2.5% convertible subordinated notes approached us, and we agreed, to exchange $78.3 million of these outstanding notes into 1,518,169 shares of our common stock. We recognized debt exchange expense of $28.2 million in the third quarter of 2004 relating to this exchange in accordance with SFAS No. 84, "Induced Conversion of Convertible Debt."

  •
  In March 2004 and August 2004, we repurchased for cash $10.0 million (at a price of 109.5% of the face amount) and $33.0 million (at a price of 104% of the face amount), respectively, of the 3.875% convertible subordinated notes in private transactions. As a result, during 2004, we recognized $2.3 million in our financial statements as a charge on early extinguishment of debt. In July 2003, we redeemed for cash all of the $174.0 million outstanding 5.25% notes at a redemption price of 103.15% per $1,000 aggregate principal amount of notes and we purchased $12.0 million of the 3.875% notes from one of the holders in a private transaction at a price of 106% of the face amount of the notes. As a result, during 2003, $9.8 million was recognized in our financial statements as a charge on early extinguishment of debt.

  •
  Other income decreased by $7.1 million in 2004 primarily due to a $4.1 million gain on the increase in the fair value of a foreign currency derivative instrument in 2003 and losses on the disposal of fixed assets related to the renovation of our facilities in 2004.

	For the year ended
	December 31,
				% Change
	2004	2003	Change
Income tax expense	$45,629	$46,456	$(827)	(2%)

        Income Taxes—During 2004, we recognized $45.6 million of income tax expense on a loss before income taxes of $28.2 million, generating an overall effective tax rate of 162%. This compared to 2003 tax expense of $46.5 million on income before income taxes of $130.3 million, yielding an effective tax rate of 36%. The change in effective tax rates between 2004 and 2003 is primarily due to the $185.7 million acquired in-process research and development charge that was not tax deductible and, therefore, no tax benefit was recorded for this item. In addition, we recorded a decrease in the valuation allowance account of $7.1 million and recognized a research and development tax credit of $11.9 million, both of which were partially offset by alternative minimum tax expense.

Year ended December 31, 2003 compared to year ended December 31, 2002

	For the year ended
	December 31,
				% Change
	2003	2002	Change
Sales:
PROVIGIL	$290,465	$207,204	$83,261	40%
ACTIQ	237,467	126,725	110,742	87%
GABITRIL	63,699	48,760	14,939	31%
Other	93,619	83,254	10,365	12%

Total sales	685,250	465,943	219,307	47%
Total other revenues	29,557	40,954	(11,397)	(28%)

Total revenues	$714,807	$506,897	$207,910	41%

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

        Analysis of gross sales to net sales—The following table presents the adjustments deducted from gross sales to arrive at a net sales figure:

	For the year ended
	December 31,
				% Change
	2003	2002	Change
Gross sales:	$747,060	$498,637	$248,423	50%
Adjustments to gross sales:
Prompt payment discounts	12,202	7,842	4,360	56%
Returns	7,973	3,249	4,724	145%
Coupons	9,349	4,481	4,868	109%
Medicaid discounts	25,760	13,201	12,559	95%
Managed care and governmental agreements	6,526	3,921	2,605	66%

	61,810	32,694	29,116	89%
Net sales	$685,250	$465,943	$219,307	47%

Adjustments to gross sales as a percentage of gross sales	8.3%	6.6%

        Increases in the dollar amount of adjustments to gross sales from 2002 to 2003 primarily reflect increases in gross sales during the period and corresponding increases in discounts, expected returns and coupon usage, and participation in managed care, Medicaid, and other governmental programs. The change in the adjustments to gross sales as a percentage of gross sales is primarily driven by higher Medicaid discounts, and managed care and governmental agreement discounts and chargebacks resulting from the impact of price increases and increased participation.

        Other Revenues—Total other revenues in 2003 and 2002 is mainly comprised of revenue recognized under collaborative agreements. The decrease of 28% from period to period is primarily due to lower clinical research-related expenditures on our CEP-7055 program combined with a decrease in the contractually stated reimbursement rate, partially offset by increased expenditures on our CEP-1347 program. The level of other revenue recognized from period to period may continue to fluctuate based on the status and activity of each related project and terms of each collaboration agreement. Therefore, past levels of other revenues may not be indicative of future levels.

	For the year ended
	December 31,
				% Change
	2003 *	2002 *	Change
Costs and expenses:
Cost of sales	$92,375	$74,237	$18,138	24%
Research and development	168,222	122,920	45,302	37%
Selling, general and administrative	254,088	178,138	75,950	43%
Depreciation and amortization	44,073	35,457	8,616	24%

	$558,758	$410,752	$148,006	36%

*
Certain reclassifications of prior year amounts have been made to conform to the presentation for the year ended December 31, 2004. In our result of operations for the year ended December 31, 2003 and 2002, $2.1 million and $5.4 million, respectively, of expenditures were reclassed from the research and development category into the selling, general and administrative category.

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

        Research and Development Expenses—Research and development expenses increased $45.3 million, or 37%, in 2003 as compared to 2002. Approximately $34.9 million of this increase is due to costs associated with (1) additional clinical studies conducted in 2003 to explore the utility of GABITRIL beyond its current indication, (2) increased expenditures associated with the ongoing Phase 2/3 study of CEP-1347 in Parkinson's Disease, and (3) costs incurred with Phase 1 and Phase 3 studies of NUVIGIL. Research and development expenses incurred by our Cephalon France subsidiary increased $3.8 million primarily as a result of the strengthening of the Euro as compared to the U.S. dollar. Additionally, in 2003, we recorded a $2.0 million charge relating to the write-off as R&D expense of the value of an investment in an unaffiliated entity. These increases were partially offset by a decrease in expenditures in 2003 primarily associated with the conclusion of clinical studies of PROVIGIL in shift work sleep disorder and adult attention deficit/hyperactivity disorder of $6.6 million and by a decrease in expenditures of $6.3 million related predominantly to producing clinical supplies in 2002 for our Phase 1 studies of CEP-7055 in collaboration with Sanofi-Synthélabo.

        Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $76.0 million, or 43%, in 2003 as compared to 2002. Sales and marketing costs increased $65.3 million in the U.S. as a result of the expansion of our field sales forces, additional product promotional expenses and an increased number of medical education programs.

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

	For the year ended
	December 31,
				% Change
	2003	2002	Change
Other income and (expense):
Interest income	$11,298	$14,095	$(2,797)	(20)%
Interest expense	(28,905)	(38,215)	9,310	24%
Charge on early extinguishment of debt	(9,816)	(7,142)	(2,674)	(37)%
Other income (expense), net	1,688	(2,450)	4,138	169%

	$(25,735)	$(33,712)	$7,977	24%

        Other Income and Expense—The aggregate of other income and expense decreased $8.0 million, or 24%, in 2003 from 2002 due to:

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

LIQUIDITY AND CAPITAL RESOURCES

        Cash, cash equivalents and investments at December 31, 2004 were $791.7 million, representing 32% of total assets, down from $1.2 billion, or 49% of total assets, at December 31, 2003. In August 2004, we completed our acquisition of CIMA LABS and paid $482.5 million in cash, net of CIMA LABS' existing cash on hand, (or $409.4 million, net of CIMA LABS' cash, cash equivalents and investments) to CIMA LABS stockholders to complete the transaction.

        Working capital, which is calculated as current assets less current liabilities, was $963.7 million at December 31, 2004 compared to $1.2 billion at December 31, 2003.

Net Cash Provided by Operating Activities

        Net cash provided by operating activities was $178.6 million for the year ended December 31, 2004 as compared to $200.2 million for 2003. The decrease in 2004 is primarily a result of increases in current assets, particularly trade receivables, partially offset by increases in current liabilities. Our loss of $73.8 million in 2004 includes non-cash expenditures of $185.7 million of acquired in-process research and development expense, $30.1 million of impairment expense and $28.2 million of debt exchange expense.

Net Cash Used for Investing Activities

        Net cash used for investing activities was $685.2 million for the year ended December 31, 2004 as compared to $17.6 million for 2003. The change is primarily due to our acquisition of CIMA LABS in August 2004 for $482.5 million, net of cash acquired (or $409.4 million, net of cash, cash equivalents and investments acquired) and the increase of purchases of available-for-sale investments in order to benefit from rising interest rates on longer term investments. In addition, in the fourth quarter of 2004, we purchased the French marketing rights to NAXY and MONO-NAXY from Sanofi-Synthelabo France for $44.3 million. Net cash used for investing activities in 2003 included the purchase of non-marketable securities totaling $33.0 million, which included $30.0 million for the purchase of securities of MDS Proteomics Inc. (MDSP), a privately-held Canadian company. The carrying value of the investment in MDSP was written off as an impairment charge in the second quarter of 2004.

Net Cash Provided by (Used for) Financing Activities

        Net cash used for financing activities was $41.0 million for the year ended December 31, 2004, as compared to net cash provided by financing activities of $437.9 million in 2003. The change is primarily the result of net proceeds of $727.1 million received in 2003 from the sale of zero coupon convertible subordinated notes. Concurrent with the private placement of the notes, we purchased a convertible note hedge for $258.6 million and sold warrants for $178.3 million.

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

			$195,000

        The volume of exercises of common stock options increased in 2004 as compared to 2003. The extent and timing of option exercises are primarily dependent upon the market price of our common stock and general financial market conditions, as well as the exercise prices and expiration dates of the options.

Commitments and Contingencies

        —Legal Proceedings

        For a complete description of legal proceedings, see Part I, Item 3, "Legal Proceedings."

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

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." Subsequently, in December 2003, the FASB issued a revised version of FIN 46 (FIN 46R). FIN 46 and FIN 46R require a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 and FIN 46R also require disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 and FIN 46R apply immediately to variable interest entities created after January 31, 2003 and to existing special purpose entities in the first fiscal year or interim period ending after December 15, 2003. For all other entities, the requirements of FIN 46 and FIN 46R apply in the first period ending after March 15, 2004. As a result of the adoption of the standards, CCP has been consolidated in our financial statements at December 31, 2003 and 2004. This consolidation did not have a material impact on our financial statements.

        —Other Commitments and Contingencies

        The following table summarizes our obligations to make future payments under current contracts (in thousands):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1–3 years	4–5 years	More than 5 years
Debt obligations	$16,276	$3,737	$4,435	$5,070	$3,034
Convertible notes	1,269,978	—	519,978	375,000	375,000
Capital lease obligations	3,270	1,377	1,638	255	—
Interest payments on debt	26,861	13,602	13,032	221	6
Operating leases	51,440	11,051	18,467	9,921	12,001

Total contractual cash obligations	$1,367,825	$29,767	$557,550	$390,467	$390,041

        The convertible notes in the table include $374.7 million and $374.9 million of zero coupon convertible notes that are due in "4 – 5 years" and "More than 5 years," respectively. This classification is based on the date that such notes are first putable to us by holders. These notes also contain restrictions on a holder's ability to convert such notes into a mixture of cash and stock. If these restrictions on conversion are satisfied, we would classify the then-aggregate outstanding principal balance of such notes as a current liability on our balance sheet. As of December 31, 2004, these restrictions have not been met.

        In addition to the above, we have committed to make potential future "milestone" payments to third parties as part of our in-licensing and development programs primarily in the area of research and development agreements. Payments generally become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable, we have not recorded a liability on our balance sheet for any such contingencies. As of December 31, 2004, the potential milestone and other contingency payments due under current contractual agreements are approximately $196 million.

Outlook

Overview

        Cash, cash equivalents and investments at December 31, 2004 were $791.7 million. In August 2004, we completed our acquisition of CIMA LABS and paid $482.5 million in cash, net of CIMA LABS' existing cash on hand, (or $409.4 million, net of its cash, cash equivalents and investments) to CIMA LABS stockholders to complete the transaction. We expect to use our remaining cash, cash equivalents and investments for working capital and general corporate purposes, including the acquisition of businesses, products, product rights, or technologies, the payment of contractual obligations, including scheduled interest payments on our convertible notes, and/or the purchase, redemption or retirement of our convertible notes. At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth in 2006 and beyond, such as the degree of market acceptance and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop new products and formulations of our existing products and to demonstrate the utility of our products in indications beyond those already included in the FDA approved labels. However, we expect that sales of our three most significant marketed products, PROVIGIL, ACTIQ and GABITRIL, in combination with other revenues, should allow us to generate profits and positive cash flows from operations in the near term.

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

Products

        Analysis of prescription data for our products in the United States indicates that physicians elected to prescribe PROVIGIL, GABITRIL and ACTIQ to treat a number of indications outside of their labeled indications. Our strategy for PROVIGIL and GABITRIL has been to broaden the ranges of clinical uses that are approved by the FDA and European regulatory agencies to include many of the currently prescribed uses. In January 2004, we received approval from the FDA to expand the label for PROVIGIL to include improving wakefulness in patients with excessive sleepiness associated with SWSD and OSA/HS. We believe that new indications for PROVIGIL, coupled with a larger sales force, had a meaningful and positive impact on PROVIGIL sales in 2004.

        Continued sales growth of PROVIGIL beyond the December 2005 expiration of orphan drug exclusivity depends, in part, on our maintaining protection on the modafinil particle-size patent through its expiration beginning in 2014. See "—Commitments and Contingencies—Legal Proceedings" above. If we complete clinical studies of PROVIGIL in pediatric patients that are agreeable to the FDA, the FDA could grant us a six-month extension of our current exclusivity and of the particle-size patent. Future growth of modafinil-based product sales in 2006 and beyond also will depend on our ability to achieve FDA approval of NUVIGIL and ATTENACE.

        Our sales of ACTIQ also depend on our existing patent protection for the approved compressed powder formulation, which expires in the U.S. in September 2006, and for the previous formulation of ACTIQ, which expires in May 2005. See "Commitments and Contingencies—Legal Proceedings" above. If we complete clinical studies in pediatric patients that are agreeable to the FDA, the FDA could grant us six months of exclusivity beyond the September 2006 compressed powder patent expiration. However, even with this additional exclusivity, Barr's license to the ACTIQ patents could become effective as early as the launch of ORAVESCENT fentanyl (expected in late 2006), and in no event later than February 3, 2007. The entry of Barr with a generic form of ACTIQ beginning in late 2006 or early 2007 likely will significantly and negatively impact future ACTIQ sales and could potentially have a negative impact on sales of ORAVESCENT fentanyl, if approved.

Clinical Studies

        In 2004, we incurred significant expenditures related to conducting clinical studies to develop new pharmaceutical products and exploring the utility of our existing products in treating disorders beyond those currently approved in their respective labels. In 2005 and beyond, we expect to increase the level of our research and development activities, including clinical trials, for our other product candidates, and for improved formulations for our existing products. With respect to GABITRIL, we have initiated a Phase 3 clinical program evaluating GABITRIL for the treatment of GAD. With respect to new product candidates, we are continuing Phase 3 clinical trials of ORAVESCENT fentanyl for the treatment of breakthrough cancer pain and our Phase 2/3 studies of CEP-1347 for the treatment of Parkinson's disease. We also are continuing clinical development of CEP-701 and CEP-7055 for treatment of certain malignancies. We may seek to mitigate the risk in our research and development programs by seeking sources of funding for a portion of these expenses through collaborative arrangements with third parties. However, we intend to retain a portion of the commercial rights to these programs and, as a result, we still expect to spend significant funds on our share of the cost of these programs, including the costs of research, preclinical development, clinical research and manufacturing.

Manufacturing, Selling and Marketing Efforts

        We also expect to continue to incur significant expenditures associated with manufacturing, selling and marketing our products. In 2004, we purchased approximately 20 acres of land adjacent to our current facilities in Salt Lake City for approximately $2 million and began a nearly $70 million capital expansion that will be substantially completed by late 2006 and that will increase our ACTIQ capacity and provide us with flexibility to manufacture other products.

Indebtedness

        We have significant indebtedness outstanding, consisting principally of indebtedness on convertible subordinated notes. The following table summarizes the principal terms of our most significant convertible subordinated notes outstanding as of December 31, 2004:

Security	Aggregate Principal Balance Outstanding (in millions)	Conversion Price	Other
2.5% Convertible Subordinated Notes due December 2006	$521.8	$81.00	•	Redeemable on or after December 20, 2004 at our option at a redemption price of 100% of the principal amount redeemed.
Zero Coupon Convertible Notes due June 2033, first putable June 15, 2008	$374.7	$59.50*	•	Redeemable on June 15, 2008 at either option of holder or us at a redemption price of 100.25% of the principal amount redeemed.
Zero Coupon Convertible Notes due June 2033, first putable June 15, 2010	$374.9	$56.50*	•	Redeemable on June 15, 2010 at either option of holder or us at a redemption price of 100.25% of the principal amount redeemed.

*
Stated conversion prices as per the terms of the notes. However, each convertible note contains certain terms restricting a holder's ability to convert the notes, including that a holder may only convert if the closing price of our stock on the day prior to conversion is higher than $71.40 or $67.80 with respect to the 2008 notes or the 2010 notes, respectively. If the restrictions on conversion are satisfied, we would classify the then-aggregate outstanding principal balance of the 2008 notes and/or the 2010 notes as a current liability on our balance sheet. For a more complete description of these notes, including the related convertible note hedge strategy, see Notes 1 and 11 to our consolidated financial statements included in Item 8 of this Form 10-K.

        The annual interest payments on our convertible notes outstanding as of December 31, 2004 are $13.0 million, payable at various dates throughout the year. In the future, we may agree to exchanges of the notes for shares of our common stock or debt, or may determine to use a portion of our existing cash on hand to purchase, redeem or retire all or a portion of the outstanding convertible notes. In January 2003, we entered into an interest rate swap agreement with a financial institution relating to our 2.5% convertible notes in the aggregate notional amount of $200.0 million. Although we exchanged $78.3 million of these notes in July 2004 for 1,518,169 shares of our common stock, the interest rate swap remains at $200.0 million. Under the swap, we agreed to pay a variable interest rate on this $200.0 million notional amount equal to LIBOR-BBA + .29% in exchange for the financial institution's agreement to pay a fixed rate of 2.5%. The variable interest rate is re-calculated at the beginning of each quarter. Effective January 1, 2005, the interest rate is 2.85%. We also agreed to provide the financial institution with cash collateral to support our obligations under the agreement. The current collateral amount is $3.0 million and is recorded in Other Assets in our consolidated balance sheet.

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

  •
  inventory stocking or destocking practices of our three largest customers;

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

        Our significant accounting policies are described in Note 1 to the consolidated financial statements for the year ended December 31, 2004 included in Item 8 of this Form 10-K. The SEC defines critical accounting policies as those that are, in management's view, most important to the portrayal of the company's financial condition and results of operations and most demanding of their judgment. Management considers the following policies to be critical to an understanding of our consolidated financial statements and the uncertainties associated with the complex judgments made by us that could impact our results of operations, financial position and cash flows.

        Revenue recognition—In the United States, we sell our products to pharmaceutical wholesalers, the largest three of which account for 87% of our worldwide net sales for the year ended December 31, 2004. Decisions made by these wholesalers and their customers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) are outside of our control and can materially affect the level of our sales in any particular period. To the extent possible, we attempt to minimize these fluctuations, both by providing, from time to time, discounts to our customers to stock normal amounts of inventory and by canceling orders if we believe a particular customer is speculatively buying inventory in anticipation of possible price increases. However, we do not have any agreements, understandings or business practices under which we extend incentives based on levels of inventory held by wholesalers. As of December 31, 2004, we received information from our three largest U.S. wholesaler customers about the levels of inventory they held for our three products. Based on this information, which we have not independently verified, we believe that inventory held at these wholesalers is within a normal range for our business of approximately one month's supply. However, we currently do not have ongoing agreements for access to the actual inventory levels of our products held by our wholesalers or their customers. Sales recorded for the year ended December 31, 2004 were generally representative of underlying demand for the products.

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

        Gross to Net Sales Adjustments—We record product sales net of the following significant categories of gross to net sales adjustments: prompt payment discounts, returns, coupons, Medicaid discounts and managed care and governmental contracts. Calculating each of these items involves significant estimates and judgments and requires us to use information from external sources.

        1)    Prompt payment discounts—We offer our U.S. wholesaler customers a 2% prompt-pay cash discount as an incentive to remit payment within the first thirty days after the date of the invoice. Prompt-pay discount calculations are based on the gross amount of each invoice. We account for these discounts by reducing sales by the 2% discount amount when product is sold, and apply earned cash discounts at the time of payment. Since we began selling our products commercially in 1999, our customers routinely take advantage of this discount. Based on common industry practices and our customers' overall payment performance, we accrue for cash discounts on all U.S. sales recorded during the period. We adjust the accrual to reflect actual experience as necessary and, as a result, the actual amount recognized in any period may be slightly different from our accrual amount.

        2)    Returns—Customers can return short-dated or expired product that meets the guidelines set forth in our return goods policy. Product shelf life from the date of manufacture for PROVIGIL is 3 years, GABITRIL is 2 to 3 years, depending on product strength, and ACTIQ is 3 years. Returns are accepted from wholesalers and retail pharmacies. Wholesaler customers can return short dated product with six months or less shelf life remaining and expired product within twelve months following the expiration date. Retail pharmacy are not permitted to return short-dated product but can return full or partial quantities of expired product only within twelve months following the expiration date. We base our estimates of product returns for each of our products on the percentage of returns that we have experienced historically. Notwithstanding this, we may adjust our estimate of product returns if we are aware of other factors that we believe could meaningfully impact our expected return percentages. These factors could include, among others, our estimates of inventory levels of our products in the distribution channel, known sales trends and existing or anticipated competitive market forces such as product entrants and/or pricing changes.

        In 2004, we recorded a provision for returns at a weighted average rate of 1.0% of gross sales, which is consistent with our actual historical return percentages. The other factors described above did not have a significant impact in 2004 on our estimate of product returns. Actual returns could exceed historical experience and our estimates of expected future returns activity because of several factors, including, among other things, wholesaler and retailer stocking patterns and/or competition. If the returns provision percentage were to increase by 0.5% of 2004 gross sales, then an additional provision of $5.4 million would result.

        As described above, we estimate wholesaler inventory as of December 31, 2004 to equal approximately one month's supply. Based on fourth quarter sales, we believe a reasonable estimate of our maximum exposure for potential product returns as of December 31, 2004 is approximately $43.0 million for PROVIGIL, $28.0 million for ACTIQ and $7.0 million for GABITRIL.

        3)    Coupons—We offer patients the opportunity to obtain free samples of our products through a program whereby physicians provide coupons to qualified patients for redemption at retail pharmacies. We reimburse retail pharmacies for the cost of these products through a third party administrator. We recognize the estimated cost of this reimbursement as a reduction of gross sales when product is sold. In addition, we maintain an accrual for unused coupons based on inventory in the distribution channel and historical coupon usage rates and adjust this accrual whenever changes in such coupon usage rates occur.

        In 2004, we recorded a provision for coupons at a weighted average rate of 1.5% of gross sales. Actual coupon usage could exceed historical experience and our estimates of expected future coupon activity. If the coupons provision percentage were to increase by 0.5% of 2004 gross sales, then an additional provision of $5.4 million would result.

        4)    Medicaid discounts—We record accruals for rebates to be provided through governmental rebate programs, such as the Medicaid Drug Rebate Program, as a reduction of sales when product is sold. These reductions are based on historical rebate amounts and trends of sales eligible for these governmental programs for a period, as well as any expected changes to the trends of our total product sales. In addition, we estimate the expected unit rebate amounts to be used and adjust our rebate accruals based on the expected changes in rebate pricing. Rebate amounts are generally invoiced and paid quarterly in arrears, so that our accrual consists of an estimate of the amount expected to be incurred for the current quarter's activity, plus an accrual for prior quarters' unpaid rebates and an accrual for inventory in the distribution channel.

        In 2004, we recorded a provision for Medicaid discounts at a weighted average rate of 3.8% of gross sales. Actual Medicaid discounts could exceed historical experience and our estimates of expected future Medicaid patient activity or unit rebate amounts. If the Medicaid discounts provision percentage were to increase by 0.5% of 2004 gross sales, then an additional provision of $5.4 million would result.

        5)    Managed care and governmental agreements—We have entered into agreements with certain managed care customers whereby we provide agreed-upon discounts to such entities based on sales volume. We record accruals for these discounts as a reduction of sales when product is sold based on the discount rates and expected levels of sales volume of these managed care customers during a period. We estimate eligible sales based on historical amounts and trends of sales by these entities and on any expected changes to the trends of our product sales. Discounts are generally invoiced and paid quarterly in arrears, so that our accrual consists of an estimate of the amount expected to be incurred for the current quarter's activity, plus an accrual for prior quarters' unpaid rebates and an accrual for inventory in the distribution channel.

        We have entered into agreements with certain governmental customers (other than Medicaid) whereby we provide legislatively mandated discounts and rebates to such entities. We record accruals for these discounts and rebates as a reduction of sales when product is sold based on the discount amounts and expected levels of performance of these governmental customers during a period. We estimate eligible sales based on historical sales amounts and trends of sales by these entities and on any expected changes to the trends of our product sales. Generally, discounts are granted to governmental customers by our wholesalers at time of purchase. In other cases, rebates are paid directly to governmental customers based on reported levels of patient usage. Wholesalers charge these discounts and rebates back to us generally within one to three months. We record accruals for our estimate of unprocessed chargebacks related to sales made during the period based on an estimate of the amount expected to be incurred for the current quarter's sales, plus an accrual based on the amount of inventory in the distribution channel.

        In 2004, we recorded a provision for managed care and governmental contracts at a weighted average rate of 1.2% of gross sales. Actual chargebacks and rebates could exceed historical experience and our estimates of expected future participation in these programs. If the chargebacks and rebates provision percentage were to increase by 0.5% of 2004 gross sales, then an additional provision of $5.4 million would result.

        The following table summarizes activity in each of the above categories for the years ended December 31, 2003 and 2004 (in thousands):

	Prompt Payment Discounts	*Returns	Coupons	Medicaid Discounts	Managed Care and Governmental Agreements	Total
Balance at January 1, 2003	$(1,010)	$(2,879)	$(688)	$(4,950)	$(1,195)	$(10,722)
Provision:
Current period	(12,202)	(7,115)	(8,933)	(25,699)	(6,365)	(60,314)
Prior periods	—	(858)	(416)	(61)	(161)	(1,496)

Total	(12,202)	(7,973)	(9,349)	(25,760)	(6,526)	(61,810)
Actual:
Current period	11,076	—	7,446	16,261	4,754	39,537
Prior periods	1,028	3,731	416	4,411	1,275	10,861

Total	12,104	3,731	7,862	20,672	6,029	50,398

Balance at December 31, 2003	(1,108)	(7,121)	(2,175)	(10,038)	(1,692)	(22,134)

Provision:
Current period	(18,443)	(12,822)	(16,521)	(41,027)	(12,263)	(101,076)
Prior periods	—	1,575	—	(247)	(285)	1,043

Total	(18,443)	(11,247)	(16,521)	(41,274)	(12,548)	(100,033)
Actual:
Current period	15,497	—	13,538	25,321	8,118	62,474
Prior periods	1,155	6,641	993	7,916	1,713	18,418

Total	16,652	6,641	14,531	33,237	9,831	80,892

Balance at December 31, 2004	$(2,899)	$(11,727)	$(4,165)	$(18,075)	$(4,409)	$(41,275)

*
Given our return goods policy, we assume that all returns in a current year relate to prior period sales.

        Inventories—Our inventories are valued at the lower of cost or market, and include the cost of raw materials, labor, overhead and shipping and handling costs. Cost is computed on domestic inventories using the last-in, first-out (LIFO) method. For the majority of our foreign inventories, the first-in, first-out (FIFO) method is utilized. The majority of our inventories are subject to expiration dating. We regularly evaluate the carrying value of our inventories and when, in our opinion, factors indicate that impairment has occurred, we establish a reserve against the inventories' carrying value. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment. We base our analysis, in part, on the level of inventories on hand in relation to our estimated forecast of product demand, production requirements over the next 12 months and the expiration dates of inventories. Although we make every effort to ensure the accuracy of forecasts of future product demand, any significant unanticipated decreases in demand could have a material impact on the carrying value of our inventories and our reported operating results. To date, inventory adjustments have not been material.

        We capitalize inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management's judgment of probable future commercial use and net realizable value. We could be required to expense previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential factors. At December 31, 2004, we had $21.9 million of capitalized inventory costs.

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

        We performed our annual test of impairment of goodwill as of July 1, 2004. We have only one reporting unit, a biopharmaceutical unit, that constitutes our entire business. We compared the fair value of this reporting unit with its carrying value. The quoted market value of the outstanding shares of our common stock on the NASDAQ National Market at July 1, 2004 was used as the fair value of the reporting unit. Since the fair value of the reporting unit exceeded its carrying value at July 1, 2004, no adjustment to our goodwill for impairment was necessary. We updated our test of impairment of goodwill as of September 30, 2004 in conjunction with our acquisition of CIMA LABS, and again concluded that no adjustment to our goodwill for impairment was necessary.

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

        Our evaluation process led us to conclude that we should record impairment charges in 2003 and 2004. In 2003, we recorded a $2.0 million charge relating to the write-off as R&D expense of the value of an investment in an unaffiliated entity. In January 2003, we purchased from MDS Proteomics Inc. (MDSP), a privately-held Canadian company and a subsidiary of MDS Inc., a $30.0 million convertible note due 2010 and entered into a five-year research agreement focused on accelerating the clinical development of our pipeline of small chemical compounds. In 2004, MDSP determined to change its business model to focus upon the provision of services to the pharmaceutical and biotechnology industries, which it believes can lead to nearer term revenue and profitability. On July 29, 2004, MDSP completed its reorganization under Canada's Companies Creditors' Arrangement Act and changed its name to Protana Inc. As part of the reorganization, we agreed to terminate our research agreement with Protana and cancel the $30.0 million convertible note we held in return for shares of Class A Preferred Stock and Common Stock of Protana. In light of the restructuring of Protana and the uncertain business prospects for the company, we determined that the carrying value of our investment was fully impaired and we recorded an impairment charge of $30.1 million, which also included transaction costs, in our second quarter of 2004 results of operations.

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

        At the end of 2004, we retained a valuation allowance of $49.9 million against a total deferred tax asset balance of $260.6 million. We believe that this reserve is appropriate given the significant risks which face the company related to the potential introduction of generic competition for PROVIGIL and ACTIQ before the end of 2006, and the uncertainties surrounding the development, FDA approval and successful commercialization of NUVIGIL, ATTENACE and ORAVESCENT fentanyl. We will continue to reassess our ability to realize the future tax benefits of our deferred tax assets and adjust our valuation allowance, if necessary. Without approval and successful commercialization of these new products, it is not likely that we will be able to utilize the deferred tax assets that currently have a valuation allowance against them.

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2003, the FASB issued a revision to SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit plans and other defined benefit postretirement plans. This Statement is effective for fiscal years ending after December 15, 2003, except for certain disclosures about foreign plans which are effective for fiscal years ending after June 15, 2004. Since all of our pension and postretirement benefit plans are foreign plans, we have adopted the additional disclosure requirements of this statement effective December 31, 2004.

        In March 2004, the FASB's Emerging Issues Task Force (EITF) reached consensus on Issue 03-6. This Issue is intended to clarify what is a participating security for purposes of applying SFAS No. 128, "Earnings Per Share." The Issue also provides further guidance on how to apply the two-class method of computing earnings per share (EPS) once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. We adopted this Issue in the second quarter of 2004 and determined that our 3.875% convertible subordinated notes were participating securities as defined by this Issue. Although none of the 3.875% convertible notes are outstanding at December 31, 2004, net income (loss) used for basic and diluted income (loss) per share is allocated to the common shares using a ratio of weighted average common shares outstanding and weighted average participating securities, using the if-converted method. Our previously reported earnings per share have been restated as required by EITF Issue 03-6. The effect on our basic EPS for the years ended December 31, 2003 and 2002 was a decrease of $0.02 and $0.03 per share, respectively. The effect on our diluted EPS for the years ended December 31, 2003 and 2002 was a decrease of $0.02 per share in each of the years. There was no effect on our basic and diluted EPS for any periods prior to December 31, 2002.

        In September 2004, the EITF reached consensus on Issue 04-8, "Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings per Share." This Issue requires the inclusion of convertible shares for contingently convertible debt in the calculation of diluted EPS regardless of whether the contingency has been met, if the effect is dilutive. The Issue is effective for periods ending after December 15, 2004 and requires the restatement of previously reported EPS. In December 2004, we exchanged $749.6 million of our Zero Coupon Convertible Notes for notes with substantially the same terms and conditions. However, the contingent conversion feature is no longer considered when calculating diluted earnings per share under EITF 04-8. The remaining $0.4 million of unexchanged Zero Coupon Convertible Notes have not been included in the calculation of diluted EPS for the year ended December 31, 2004 as the effect is anti-dilutive. For the year ended December 31, 2003, the inclusion of the unexchanged Zero Coupon Convertible Notes using the if-converted method had no effect on diluted EPS.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs", which requires abnormal amounts of idle capacity and spoilage costs to be excluded from the cost of inventory and expensed when incurred. This Statement is effective for fiscal years beginning after June 15, 2005. We believe the adoption of this statement will not impact our current financial statements.

        In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," a revision of SFAS No. 123 "Accounting for Stock-Based Compensation," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. This Statement requires that an entity measure the cost of equity based service awards based on the grant-date fair value of the award and recognize the cost of such awards over the period during which the employee is required to provide service in exchange for the award (the vesting period). The Statement requires that an entity measure the cost of liability based service awards based on current fair value that is remeasured subsequently at each reporting date through the settlement date. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We will adopt this new standard effective July 2005, which will require us to recognize share-based compensation expense in our statement of operations. We have not yet quantified the impact this statement will have on our future results but we expect that it will be material.

        In December 2004, the FASB issued Staff Position No. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP No. 109-1"), and Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP No. 109-2"). These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 ("AJCA") that was signed into law on October 22, 2004. FSP No. 109-1 states that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a "special deduction" instead of a tax rate reduction. FSP No. 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. We are currently assessing both provisions to determine the impact they could have on our future income tax expense. We expect to complete this evaluation within a reasonable amount of time after additional guidance from the United States Treasury is published.

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

        For the year ended December 31, 2004, approximately 90% of our worldwide net sales were derived from sales of PROVIGIL, ACTIQ and GABITRIL. We cannot be certain that these products will continue to be accepted in their markets. Specifically, the following factors, among others, could affect the level of market acceptance of PROVIGIL, ACTIQ and GABITRIL:

  •
  a change in the perception of the healthcare community of their safety and efficacy, both in an absolute sense and relative to that of competing products;

  •
  the effectiveness of our sales and marketing efforts;

  •
  any unfavorable publicity regarding these products or similar products;

  •
  the price of the product relative to other competing drugs or treatments, including potential generic forms of our products;

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

We may be unsuccessful in our efforts to obtain regulatory approval for new products or for new formulations or indications for our existing products, which would significantly hamper future sales and earnings growth.

        Our prospects, particularly with respect to the growth of our future sales and earnings, depend substantially on our ability to obtain FDA approval for our four near-term product candidates: NUVIGIL, ATTENACE, ORAVESCENT fentanyl and GABITRIL for GAD. Recently, we filed an sNDA with the FDA seeking approval for the use of ATTENACE for ADHD in children and expect to file in March 2005 an NDA seeking approval for NUVIGIL. We do not know whether we will succeed in obtaining regulatory approval to market these products or what level of market acceptance these products may achieve, particularly if we ultimately face competition in the form of a generic version of PROVIGIL. We also have not yet completed Phase 3 studies of GABITRIL for use in treating GAD. If the results of some of these additional studies are negative or adverse, this could undermine physician and patient comfort with the current product, limit its commercial success, and diminish its acceptance. Even if the results of these studies are positive, the impact on sales of GABITRIL may be minimal unless we are able to obtain regulatory approval to expand the authorized uses of this product. FDA regulations limit our ability to communicate the results of additional clinical studies to patients and physicians without first obtaining regulatory approval for any expanded uses. Finally, we are continuing Phase 3 clinical studies of ORAVESCENT fentanyl for treatment of breakthrough cancer pain. As with our GABITRIL studies, we do not know whether these studies will demonstrate safety and efficacy, or if they do, whether we will succeed in receiving regulatory approval to market this product. Even if we obtain regulatory approval for ORAVESCENT fentanyl, the availability of a generic version of ACTIQ at that time could significantly and negatively impact sales of ORAVESCENT fentanyl.

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

PROVIGIL

        The U.S. composition of matter patent for modafinil expired in 2001. We own U.S. and foreign patent rights that expire between 2014 and 2015 and cover pharmaceutical compositions and uses of modafinil, specifically, certain particle sizes of modafinil contained in the pharmaceutical composition. Ultimately, these patents might be found invalid as the result of a challenge by a third party, or a potential competitor could develop a competing product or product formulation that avoids infringement of these patents. To date, the FDA has accepted six ANDAs for pharmaceutical products containing modafinil. Each of these ANDAs contain a Paragraph IV certification in which the ANDA applicant certified that the U.S. particle-size modafinil patent covering PROVIGIL either is invalid or will not be infringed by the ANDA product. We have filed patent infringement lawsuits in U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Pharmaceuticals Inc., Barr Laboratories, Inc. and Sandoz Inc. based upon the ANDAs filed by each of these companies with the FDA. The lawsuit claims infringement of our U.S. Patent No. RE37,516. Each of the defendants has asserted defenses and/or counterclaims for non-infringement and/or patent invalidity, and defendants Teva, Ranbaxy and Mylan have moved to amend their answers and counterclaims to state inequitable conduct as a defense to our claims (we have opposed the motions and a decision is pending). These lawsuits are currently in the discovery phase; we expect a trial to begin no earlier than late 2005. We also recently filed suit against Carlsbad with respect to the ANDA they have filed with the FDA and discovery in this action has not yet commenced. While we intend to vigorously defend the validity of this patent and prevent infringement, these efforts will be both expensive and time consuming and, ultimately, may not be successful.

        Barr, Mylan and Ranbaxy have each announced the receipt of tentative FDA approval for their respective generic versions of PROVIGIL. Under the provisions of the Hatch-Waxman Act, we are entitled to a 30-month stay of final FDA approval of these generic versions of PROVIGIL. This stay precludes these companies from selling a modafinil-based product until the earlier to occur of the conclusion of the lawsuit or June 2006. However, if the court finds our particle-size patent is invalid or not infringed, these companies could begin selling their modafinil-based products upon the expiration of our FDA orphan drug exclusivity, currently in December 2005, which would significantly and negatively impact revenues from PROVIGIL. We do not know whether the ANDAs filed by Teva, Sandoz and Carlsbad have been, or will be, tentatively approved by the FDA.

        If we complete clinical studies of PROVIGIL in pediatric patients that are acceptable to the FDA, the FDA could grant us a six-month extension of our orphan drug exclusivity (to June 2006) and six months of exclusivity beyond the 2014 expiration of the particle-size patent term.

ACTIQ

        With respect to ACTIQ, we hold an exclusive license to a U.S. patents covering the currently approved compressed powder pharmaceutical composition and methods for administering fentanyl via this composition that are set to expire in September 2006. Corresponding patents in foreign countries are set to expire between 2009 and 2010. Our patent protection with respect to the ACTIQ formulation we sold prior to June 2003 will expire in May 2005. If we complete an additional clinical study in pediatric patients that is agreeable to the FDA, the FDA could grant us six months of exclusivity beyond the September 2006 compressed powder patent expiration. However, even with this additional exclusivity, Barr's license to the ACTIQ patents under the license and supply agreement could become effective as early as the launch of ORAVESCENT fentanyl (expected in late 2006), and in no event later than February 3, 2007. In December 2004, we announced that FDA had acknowledged receipt of an ANDA filed by Barr seeking approval for a generic form of ACTIQ. In January 2005, we filed a patent infringement lawsuit against Barr to defend our patents until the license effective date. Neither the ANDA filing nor the lawsuit modify the existing license grant to Barr, and we do not expect any change in the anticipated date of Barr's entry to market (absent resolution of the lawsuit). The entry of Barr with a generic form of ACTIQ likely will significantly and negatively impact future ACTIQ sales.

GABITRIL

        With respect to GABITRIL, there are four U.S. composition-of-matter patents covering the currently approved product: a patent claiming tiagabine, the active drug substance in GABITRIL; a patent claiming crystalline tiagabine hydrochloride monohydrate and its use as an anti-epileptic agent; a patent claiming the pharmaceutical formulation; and a patent claiming anhydrous crystalline tiagabine hydrochloride and processes for its preparation. These patents currently are set to expire in 2011, 2012, 2016 and 2017, respectively. Supplemental Protection Certificates based upon corresponding foreign patents covering this product are set to expire in 2011. Ultimately, these patents might be found invalid as the result of a challenge by a third party, or a potential competitor could develop a competing product or product formulation that avoids infringement of these patents.

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

  •
  criminal prosecution.

        In September 2004, we announced that we had received subpoenas from the U.S. Attorney's Office in Philadelphia with respect to PROVIGIL, ACTIQ and GABITRIL. This investigation is ongoing and appears to be focused on our sales and promotional practices. We are cooperating with the investigation and are providing documents to the government. In addition, we have engaged in ongoing discussions with the Attorney General in Pennsylvania regarding recent media reports of instances of abuse and diversion of ACTIQ. We have had similar discussions with the Office of the Connecticut Attorney General; in September 2004, we received a voluntary request for information from the Office of the Connecticut Attorney General asking us to provide information generally relating to our sales and promotional practices for our U.S. products. We have agreed to comply with this voluntary request. These matters may involve the bringing of criminal charges and fines, and/or civil penalties. We cannot predict or determine the outcome of these matters or reasonably estimate the amount or range of amounts of any fines or penalties that might result from an adverse outcome. However, an adverse outcome could have a material adverse effect on our financial position, liquidity and results of operations.

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

        We rely on third parties for the timely supply of specified raw materials, equipment, contract manufacturing, formulation or packaging services, product distribution services, customer service activities and product returns processing. Although we actively manage these third party relationships to ensure continuity and quality, some events beyond our control could result in the complete or partial failure of these goods and services. Any such failure could have a material adverse effect on our financial condition and result of operations.

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

  •
  ACTIQ:  Our U.S. facility in Salt Lake City, Utah, is the sole source for the worldwide manufacture and supply of finished commercial supplies of ACTIQ.

  •
  GABITRIL:  Abbott Laboratories manufactures finished commercial supplies of GABITRIL for the U.S. market (through at least December 2008) and Sanofi-Synthelabo manufactures GABITRIL for non-U.S. markets (through January 2005, although Sanofi has agreed to continue to produce GABITRIL through the end of the second quarter of 2005). We have identified a third party manufacturer for the future worldwide production of the active drug substance tiagabine and finished commercial supplies of GABITRIL. We are in the process of qualifying this manufacturer with appropriate U.S. and European regulatory authorities.

  •
  Other Products:  Certain of our products are manufactured at our facilities in France, with the remaining products manufactured by single source third parties. CIMA LABS also manufactures products at its Minnesota facilities for certain of its pharmaceutical company partners.

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

        During research and development, the use of pharmaceutical products, such as ours, is limited principally to clinical trial patients under controlled conditions and under the care of expert physicians. The widespread commercial use of our products could identify undesirable or unintended side effects that have not been evident in our clinical trials or the relatively limited commercial use to date. For example, in February 2005, working with the FDA, we updated our prescribing information for GABITRIL to include a bolded warning describing the risk of new onset seizures in non-induced patients without epilepsy. In addition, in patients who take multiple medications, drug interactions could occur that can be difficult to predict. Additionally, incidents of product misuse, product diversion or theft may occur, particularly with respect to products such as ACTIQ and PROVIGIL, which contain controlled substances. These events, among others, could result in adverse publicity that harms the commercial prospects of our products or lead to additional regulatory controls that could limit the circumstances under which the product is prescribed or even lead to the withdrawal of the product from the market. In particular, ACTIQ has been approved under regulations concerning drugs with certain safety profiles, under which the FDA has established special restrictions to ensure safe use. Any violation of these special restrictions could lead to the imposition of further restrictions or withdrawal of the product from the market.

Our product sales and related financial results will fluctuate, and these fluctuations may cause our stock price to fall, especially if investors do not anticipate them.

        A number of analysts and investors who follow our stock have developed models to attempt to forecast future product sales and expenses, and have established earnings expectations based upon those models. These models, in turn, are based in part on estimates of projected revenue and earnings that we disclose publicly. Forecasting future revenues is difficult, especially when we only have a few years of commercial history and when the level of market acceptance of our products is changing rapidly. Forecasting is further complicated by the difficulties in estimating both existing inventory levels for our products at pharmaceutical wholesalers and retail pharmacies and the timing of their purchases to replenish these stocks. As a result, it is likely that our product sales will fluctuate significantly, which may not meet with market expectations and which also may adversely affect our stock price. There are a number of other factors that could cause our financial results to fluctuate unexpectedly, including:

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

        The administration of drugs to humans, whether in clinical trials or commercially, can result in product liability claims whether or not the drugs are actually at fault for causing an injury. Furthermore, our products may cause, or may appear to have caused, adverse side effects (including death) or potentially dangerous drug interactions that we may not learn about or understand fully until the drug has been administered to patients for some time. As our products are used more widely and in patients with varying medical conditions, the likelihood of an adverse drug reaction, unintended side effect or incidence of misuse may increase. Product liability claims can be expensive to defend and may result in large judgments or settlements against us, which could have a negative effect on our financial performance. The costs of product liability insurance have increased significantly in recent years, and the availability of coverage has decreased. Nevertheless, we maintain product liability insurance in amounts we believe to be commercially reasonable. However, any claims could easily exceed our coverage limits. Even if a product liability claim is not successful, the adverse publicity and time and expense of defending such a claim may interfere with our business.

We may be unable to repay our substantial indebtedness and other obligations.

        As of December 31, 2004, we had $1,289.5 million of indebtedness outstanding, including $1,271.8 million outstanding under convertible notes with stated conversion prices or restricted conversion prices higher than our stock price as of the date of this filing. Of our convertible notes outstanding as of the filing date of this report, $521.8 million mature in 2006. There are no restrictions on our use of our existing cash, cash equivalents and investments, and we cannot be sure that these funds will be available or sufficient in the future to enable us to repay our indebtedness. In the future, these factors, among other things, could make it difficult for us to service, repay or refinance our indebtedness or to obtain additional financing, or limit our flexibility and make us more vulnerable in the event of a downturn in our business. Unless we are able to generate cash flow from operations that, together with our available cash on hand, is sufficient to repay our indebtedness, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

Our customer base is highly concentrated.

        Our principal customers are wholesale drug distributors. These customers comprise a significant part of the distribution network for all pharmaceutical products sold in the United States. Three large wholesale distributors, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, control a significant share of this network. These three wholesaler customers, in the aggregate, accounted for 87% of our worldwide net sales for the year ended December 31, 2004. Fluctuations in the buying patterns of these customers, which may result from seasonality, wholesaler buying decision or other factors outside of our control, could significantly affect the level of our net sales on a period to period basis. Because of this, the amounts purchased by these customers during any quarterly or annual period may not correlate to the level of underlying demand evidenced by the number of prescriptions written for such products, as reported by IMS Health Incorporated. Furthermore, the loss or bankruptcy of any of these customers could materially and adversely affect our results of operations and financial condition.

Our internal controls over financial reporting may not be considered effective, which could result in possible regulatory sanctions and a decline in our stock price.

        Section 404 of the Sarbanes-Oxley Act of 2002 requires us to furnish annually a report on our internal controls over financial reporting, beginning with this Annual Report on Form 10-K. The internal control report must contain an assessment by our management of the effectiveness of our internal control over financial reporting (including the disclosure of any material weakness) and a statement that our independent auditors have attested to and reported on management's evaluation of such internal controls. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order for management to evaluate our internal controls, we must regularly review and document our internal control processes and procedures and test such controls. Ultimately, we or our independent auditors could conclude that our internal control over financial reporting may not be effective if, among others things:

  •
  any material weakness in our internal controls over financial reporting exist; or

  •
  we fail to remediate assessed deficiencies.

        Due to the number of controls to be examined, the complexity of the project, and the subjectivity involved in determining the effectiveness of controls, we cannot be certain that, in the future, all of our controls will continue to be considered effective by management or, if considered effective by our management, that our auditors will agree with such assessment.

        If, in the future, we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest that our management's report is fairly stated or they are unable to express an opinion on our management's evaluation, we could be subject to regulatory sanctions or lose investor confidence in the accuracy and completeness of our financial reports, either of which could have an adverse effect on the market price for our securities.

The efforts of government entities and third party payers to contain or reduce the costs of health care may adversely affect our sales and limit the commercial success of our products.

        In certain foreign markets, pricing or profitability of pharmaceutical products is subject to various forms of direct and indirect governmental control, including the control over the amount of reimbursements provided to the patient who is prescribed specific pharmaceutical products. For example, we are aware of governmental efforts in France to limit or eliminate reimbursement for some of our products, particularly FONZYLANE, which could impact revenues from our French operations.

        In the United States, there have been, and we expect there will continue to be, various proposals to implement similar controls. The commercial success of our products could be limited if federal or state governments adopt any such proposals. In addition, in the United States and elsewhere, sales of pharmaceutical products depend in part on the availability of reimbursement to the consumer from third party payers, such as government and private insurance plans. These third party payers are increasingly utilizing their significant purchasing power to challenge the prices charged for pharmaceutical products and seek to limit reimbursement levels offered to consumers for such products. Moreover, many governments and private insurance plans have instituted reimbursement schemes that favor the substitution of generic pharmaceuticals for more expensive brand-name pharmaceuticals. In the U.S. in particular, generic substitution statutes have been enacted in virtually all states and permit or require the dispensing pharmacist to substitute a less expensive generic drug instead of an original branded drug. These third party payers could focus their cost control efforts on our products, especially with respect to prices of and reimbursement levels for products prescribed outside their labeled indications. In these cases, their efforts could negatively impact our product sales and profitability.

We experience intense competition in our fields of interest, which may adversely affect our business.

        Large and small companies, academic institutions, governmental agencies and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for product development in competition with us. Products developed by any of these entities may compete directly with those we develop or sell. In addition, our two largest products, PROVIGIL and ACTIQ, could face competition from companies seeking to market generic forms of these products if our patent infringement lawsuits against these companies are unsuccessful.

        The conditions that our products treat, and some of the other disorders for which we are conducting additional studies, are currently treated with many drugs, several of which have been available for a number of years or are available in inexpensive generic forms. With respect to PROVIGIL, and, if approved, NUVIGIL, there are several other products used for the treatment of excessive sleepiness or narcolepsy in the United States, including methylphenidate products such as RITALIN® by Novartis, and in our other territories, many of which have been available for a number of years and are available in inexpensive generic forms. If we are successful in obtaining FDA approval of modafinil for the treatment of ADHD in children and adolescents, we will face competition from stimulants such as RITALIN® by Novartis, STRATERRA® by Eli Lilly, and CONCERTA® by McNeil Consumer, as well as from amphetamines such as DEXEDRINE® by GlaxoSmithKline and ADDERALL® by Shire. With respect to ACTIQ, we face competition from numerous short- and long-acting opioid products, including three products—Johnson & Johnson's DURAGESIC®, Purdue Pharmaceutical's OXYCONTIN® and MS-CONTIN®—that dominate the market as well as Purdue's PALLADONE® which was approved in September 2004. In addition, we are aware of numerous other companies developing other technologies for rapidly delivering opioids to treat breakthrough pain, including transmucosal, transdermal, nasal spray and inhaled delivery systems, among others, that will compete against ACTIQ and, if approved, ORAVESCENT fentanyl. With respect to GABITRIL, there are several products, including NEURONTIN® (gabapentin) by Pfizer, used as adjunctive therapy for the partial seizure market. Some are well-established therapies that have been on the market for several years while others have recently entered the partial seizure marketplace. In addition, several treatments for partial seizures are available in inexpensive generic forms. If we are successful in our efforts to expand the label of GABITRIL to include anxiety disorders, we will face significant competition from well-established Selective Serotonin Reuptake Inhibitor (SSRI) products such as Paxil®, Effexor XR® and Lexapro®. For all of our products, we need to demonstrate to physicians, patients and third party payers that the cost of our products is reasonable and appropriate in the light of their safety and efficacy, the price of competing products and the related health care benefits to the patient.

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

        In our acquisition of CIMA LABS, we secured rights to the product development candidate, ORAVESCENT fentanyl, as well as CIMA LABS' existing drug delivery business. We estimated a value for ORAVESCENT fentanyl by making certain assumptions about, among other things, the likelihood and timing of ORAVESCENT fentanyl approval and the potential market for the product. This estimated value of ORAVESCENT fentanyl comprised a significant portion of the total consideration we paid to CIMA LABS stockholders. Ultimately, our assumptions may prove to be incorrect, which could cause us to fail to realize the anticipated benefits of the CIMA LABS transaction.

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

The failure to successfully integrate CIMA LABS could negatively impact our results of operations.

        The integration of CIMA LABS following our August 2004 acquisition involves a number of risks and presents financial, managerial and operational challenges, including:

  •
  diversion of management attention from our existing operations;

  •
  difficulty with integration of personnel, and accounting, financial reporting, internal control and other systems; and

  •
  increased operations that may be difficult to manage, especially since we have limited experience in drug delivery technologies.

        In light of these challenges, we may not be able to successfully manage the operations and personnel of CIMA LABS. Customer dissatisfaction, manufacturing, supply or distribution problems associated with the products that utilize CIMA LABS' technology and intense competition in the filed of drug delivery technology could cause its pharmaceutical business to underperform relative to our expectations, which could have a material adverse effect on our business. We also could experience financial or other setbacks if CIMA LABS' business has problems or liabilities of which we were not aware or that are substantially greater than we anticipated based on our evaluation of the business prior to the acquisition. Currently, a significant majority of CIMA LABS' revenues are derived from only three customers. The loss of any one of these customers, or a decline in the market acceptance of the products we develop and manufacture for them, could significantly impact revenues from the CIMA LABS business.

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

        In the pharmaceutical business, the research and development process can take up to 12 years, or even longer, from discovery to commercial product launch. During each stage of this process, there is a substantial risk of failure. Preclinical testing and clinical trials must demonstrate that a product candidate is safe and efficacious. The results from preclinical testing and early clinical trials may not be predictive of results obtained in subsequent clinical trials, and these clinical trials may not demonstrate the safety and efficacy necessary to obtain regulatory approval for any product candidates. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. For ethical reasons, certain clinical trials are conducted with patients having the most advanced stages of disease and who have failed treatment with alternative therapies. During the course of treatment, these patients often die or suffer other adverse medical effects for reasons that may not be related to the pharmaceutical agent being tested. Such events can have a negative impact on the statistical analysis of clinical trial results.

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

        The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future. For example, from January 1, 2003 through December 31, 2004 our common stock traded at a high price of $60.98 and a low price of $36.91. Negative announcements, including, among others:

  •
  adverse regulatory decisions;

  •
  disappointing clinical trial results;

  •
  disputes and other developments concerning patent or other proprietary rights with respect to our products; or

  •
  sales or operating results that fall below the market's expectations could trigger significant declines in the price of our common stock. In addition, external events, such as news concerning economic conditions, our competitors or our customers, changes in government regulations impacting the biotechnology or pharmaceutical industries or the movement of capital into or out of our industry, also are likely to affect the price of our common stock, regardless of our operating performance.

A portion of our revenues and expenses is subject to exchange rate fluctuations in the normal course of business, which could adversely affect our reported results of operations.

        Historically, a portion of our revenues and expenses has been earned and incurred, respectively, in currencies other than the U.S. dollar. For the year ended December 31, 2004, approximately 14% of our revenues were denominated in currencies other than the U.S. dollar. We translate revenues earned and expenses incurred into U.S. dollars at the average exchange rate applicable during the relevant period. A weakening of the U.S. dollar would, therefore, increase both our revenues and expenses. Fluctuations in the rate of exchange between the U.S. dollar and the euro and other currencies may affect period-to-period comparisons of our operating results. Historically, we have not hedged our exposure to these fluctuations in exchange rates.

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

        We are highly dependent upon our ability to attract and retain qualified scientific, technical and managerial personnel. There is intense competition for qualified personnel in the pharmaceutical and biotechnology industries, and we cannot be sure that we will be able to continue to attract and retain the qualified personnel necessary for the development and management of our business. Although we do not believe the loss of one individual would materially harm our business, our business might be harmed by the loss of the services of multiple existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner. Much of the know-how we have developed resides in our scientific and technical personnel and is not readily transferable to other personnel. While we have employment agreements with our key executives, we do not ordinarily enter into employment agreements with our other key scientific, technical and managerial employees. We do not maintain "key man" life insurance on any of our employees.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        We are exposed to foreign currency exchange risk related to our operations in European subsidiaries that have transactions, assets, and liabilities denominated in foreign currencies that are translated into U.S. dollars for consolidated financial reporting purposes. Historically, we have not hedged any of these foreign currency exchange risks. For the year ended December 31, 2004, an average 10% weakening of the U.S. dollar relative to the currencies in which our European subsidiaries operate would have resulted in an increase of $14.3 million in reported total revenues and a corresponding increase in reported expenses. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not assume any changes in the level of operations of our European subsidiaries.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

Management's Report on Financial Statements

        Our management is responsible for the preparation, integrity and fair presentation of information in our consolidated financial statements, including estimates and judgments. The consolidated financial statements presented in this report have been prepared in accordance with accounting principles generally accepted in the United States of America. Our management believes the consolidated financial statements and other financial information included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in this report. The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

        Our internal control over financial reporting includes those policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

  •
  provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorization of our management and our directors; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

        Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of such controls in future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate.

        Our management conducted an assessment of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2004, our internal controls over financial reporting were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. As permitted by SEC rules and regulations, our management has excluded CIMA LABS INC. from its assessment of internal control over financial reporting as of December 31, 2004 because it was acquired in 2004. Total assets and total revenues of CIMA LABS INC., our wholly-owned subsidiary, represented 16% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004. Refer to Note 2 of our consolidated financial statements for more information about the CIMA LABS INC. acquisition.

        Our management's assessment of the effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cephalon, Inc.:

        We have completed an integrated audit of Cephalon, Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

        In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) on page 113, present fairly, in all material respects, the financial position of Cephalon, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) on page 113 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1, on January 1, 2002 the Company changed its method of valuing certain inventory.

Internal control over financial reporting

        Also, in our opinion, management's assessment, included in "Management's Report on Internal Control Over Financial Reporting" appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As described in "Management's Report on Internal Control Over Financial Reporting", management has excluded CIMA LABS INC. from its assessment of internal control over financial reporting as of December 31, 2004 because it was acquired by the Company in a purchase business combination during 2004. We have also excluded CIMA LABS INC. from our audit of internal control over financial reporting. CIMA LABS INC. is a wholly-owned subsidiary whose total assets and total revenues represent 16% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

PricewaterhouseCoopers LLP

Philadelphia, PA

March 15, 2005

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$574,244	$1,115,699
Investments	217,432	39,464
Receivables, net	203,594	86,348
Inventory, net	86,629	61,249
Deferred tax asset	65,302	57,972
Other current assets	32,819	9,198

Total current assets	1,180,020	1,369,930
PROPERTY AND EQUIPMENT, net	244,834	126,442
GOODWILL	372,534	298,769
INTANGIBLE ASSETS, net	449,402	326,445
DEBT ISSUANCE COSTS, net	25,401	35,250
DEFERRED TAX ASSET, net	145,436	168,506
OTHER ASSETS	22,549	56,314

	$2,440,176	$2,381,656

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$5,114	$9,637
Accounts payable	52,488	28,591
Accrued expenses	157,841	99,038
Current portion of deferred revenues	868	422

Total current liabilities	216,311	137,688
LONG-TERM DEBT	1,284,410	1,409,417
DEFERRED REVENUES	1,769	1,736
DEFERRED TAX LIABILITIES	94,100	45,665
OTHER LIABILITIES	13,542	16,780

Total liabilities	1,610,132	1,611,286

COMMITMENTS AND CONTINGENCIES (Note 14)	—	—
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, 2,500,000 shares issued, and none outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 57,973,050 and 55,842,510 shares issued, and 57,640,266 and 55,533,682 shares outstanding	580	558
Additional paid-in capital	1,172,499	1,052,059
Treasury stock, 332,784 and 308,828 shares outstanding, at cost	(14,860)	(13,692)
Accumulated deficit	(395,118)	(321,305)
Accumulated other comprehensive income	66,943	52,750

Total stockholders' equity	830,044	770,370

	$2,440,176	$2,381,656

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except per share data)
REVENUES:
Sales	$980,375	$685,250	$465,943
Other revenues	35,050	29,557	40,954

	1,015,425	714,807	506,897

COSTS AND EXPENSES:
Cost of sales	119,973	92,375	74,237
Research and development	273,972	168,222	122,920
Selling, general and administrative	339,477	254,088	178,138
Depreciation and amortization	52,798	44,073	35,457
Impairment charge	30,071	—	—
Acquired in-process research and development	185,700	—	—

	1,001,991	558,758	410,752

INCOME FROM OPERATIONS	13,434	156,049	96,145

OTHER INCOME AND EXPENSE
Interest income	16,486	11,298	14,095
Interest expense	(22,186)	(28,905)	(38,215)
Debt exchange expense	(28,230)	—	—
Charge on early extinguishment of debt	(2,313)	(9,816)	(7,142)
Other income (expense), net	(5,375)	1,688	(2,450)

	(41,618)	(25,735)	(33,712)

INCOME (LOSS) BEFORE INCOME TAXES	(28,184)	130,314	62,433
INCOME TAX (EXPENSE) BENEFIT, NET	(45,629)	(46,456)	112,629

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	(73,813)	83,858	175,062
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	—	—	(3,534)

NET INCOME (LOSS)	$(73,813)	$83,858	$171,528

*BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) per common share before cumulative effect of a change in accounting principle	$(1.31)	$1.49	$3.14
Cumulative effect of a change in accounting principle	—	—	(0.06)

	$(1.31)	$1.49	$3.08

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	56,489	55,560	55,104

*DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) per common share before cumulative effect of a change in accounting principle	$(1.31)	$1.42	$2.82
Cumulative effect of a change in accounting principle	—	—	(0.05)

	$(1.31)	$1.42	$2.77

*WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-ASSUMING DILUTION	56,489	64,076	66,856

*
Prior period basic and diluted income per common share shown is restated for adoption of guidance from EITF 03-6 and EITF 04-8.

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLERS' EQUITY

			Common Stock			Treasury Stock			Accumulated Comprehensive Other Income
	Comprehensive Income (Loss)				Additional Paid-in Capital			Accumulated Deficit
		Total	Shares	Amount		Shares	Amount
	(in thousands, except per share data)
BALANCE, JANUARY 1, 2002		$398,731	54,909,533	$549	$982,123	223,741	$(9,523)	$(576,691)	$2,273
Income	$171,528	171,528						171,528

Foreign currency translation gain	20,367
Unrealized investment gains	2,406

Other comprehensive income	22,773	22,773							22,773

Comprehensive income	$194,301

Stock options exercised		5,940	347,686	4	6,056	2,055	(120)
Tax benefit from the exercise of stock options		40,998			40,998
Restricted stock award plan		2,828	129,900	1	2,827
Employer contributions to employee benefit plan		2,133	38,722	—	2,133
Treasury stock acquired		(2,346)				47,061	(2,346)

BALANCE, DECEMBER 31, 2002		642,585	55,425,841	554	1,034,137	272,857	(11,989)	(405,163)	25,046
Income	$83,858	83,858						83,858

Foreign currency translation gain	28,995
Unrealized investment losses	(1,291)

Other comprehensive income	27,704	27,704							27,704

Comprehensive income	$111,562

Sale of warrants associated with convertible subordinated notes		178,315			178,315
Purchase of Convertible Hedge associated with convertible subordinated notes		(258,584)			(258,584)
Tax benefit from the purchase of Convertible Hedge		90,500			90,500
Stock options exercised		4,528	299,056	3	4,525
Tax benefit from the exercise of stock options		944			944
Restricted stock award plan		1,394	99,025	1	1,393
Employer contributions to employee benefit plan		829	18,588	—	829
Treasury stock acquired		(1,703)				35,971	(1,703)

BALANCE, DECEMBER 31, 2003		770,370	55,842,510	558	1,052,059	308,828	(13,692)	(321,305)	52,750

Net Loss	$(73,813)	(73,813)						(73,813)

Foreign currency translation gain	16,071
Unrealized investment losses	(1,878)

Other comprehensive gain	14,193	14,193							14,193
Comprehensive loss	$(59,620)

Issuance of common stock upon conversion of convertible notes		105,122	1,518,169	15	105,107
Tax effect upon conversion of convertible notes		(10,100)			(10,100)
Stock options exercised		12,051	535,446	6	12,045
Tax benefit from the exercise of stock options		8,017			8,017
Restricted stock award plan		5,372	76,925	1	5,371
Treasury stock acquired		(1,168)				23,956	(1,168)

BALANCE, DECEMBER 31, 2004		$830,044	57,973,050	$580	$1,172,499	332,784	$(14,860)	$(395,118)	$66,943

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(73,813)	$83,858	$171,528
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income tax expense (benefit)	40,081	32,437	(170,072)
Tax benefit from exercise of stock options	8,017	944	40,998
Debt exchange expense	28,230	—	—
Tax effect on conversion of convertible notes	(10,100)	—	—
Depreciation and amortization	59,016	45,135	35,457
Amortization of debt issuance costs	8,275	7,602	11,071
Cumulative effect of changing inventory costing method from FIFO to LIFO	—	—	3,534
Stock-based compensation expense	5,372	2,224	4,961
Non-cash charge on early extinguishment of debt	2,313	3,615	7,142
Pension curtailment	(4,214)	—	—
Loss on disposals of property and equipment	1,423	—	—
Impairment charge	30,071	—	—
Acquired in-process research and development	185,700	—	—
Increase (decrease) in cash due to changes in assets and liabilities, net of effect from acquisition:
Receivables	(105,523)	4,691	3,990
Inventory	(16,699)	(1,691)	(5,821)
Other assets	(27,042)	7,741	(16,756)
Accounts payable, accrued expenses and deferred revenues	47,864	17,477	18,303
Other liabilities	(367)	(3,792)	(1,714)

Net cash provided by operating activities	178,604	200,241	102,621

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(50,244)	(40,453)	(27,328)
Investments in non-marketable securities	—	(32,975)	—
Acquisition of CIMA, net of cash acquired	(482,521)	—	—
Acquisition of intangible assets	(45,771)	—	(79,409)
Purchases of investments	(197,651)	(87,979)	(220,463)
Sales of investments	90,973	143,815	181,436

Net cash used for investing activities	(685,214)	(17,592)	(145,764)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of common stock options	12,051	4,528	5,940
Acquisition of treasury stock	(1,168)	(1,703)	(2,346)
Principal payments on and retirements of long-term debt	(51,905)	(211,714)	(32,512)
Net proceeds from issuance of convertible subordinated notes	—	727,085	—
Proceeds from sale of warrants	—	178,315	—
Purchase of Convertible Hedge	—	(258,584)	—

Net cash (used for) provided by financing activities	(41,022)	437,927	(28,918)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	6,177	9,026	9,431

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(541,455)	629,602	(62,630)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,115,699	486,097	548,727

CASH AND CASH EQUIVALENTS, END OF YEAR	$574,244	$1,115,699	$486,097

Supplemental disclosures of cash flow information:
Cash payments for interest	$16,588	$25,947	$26,593
Cash payments for income taxes	24,182	4,018	3,509
Non-cash investing and financing activities:
Capital lease additions	2,337	830	788
Tax benefit from the purchase of Convertible Hedge	—	90,500	—
Conversion of convertible notes into common stock	78,250	—	—

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)
(Unaudited)

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

        Cephalon is an international biopharmaceutical company dedicated to the discovery, development and marketing of innovative products to treat sleep and neurological disorders, cancer and pain. In addition to conducting an active research and development program, we market three products in the United States and numerous products in various countries throughout Europe. Through our wholly-owned subsidiary, CIMA LABS INC., we develop and manufacture orally disintegrating tablets using proprietary technologies that allow an active drug ingredient to be formulated into a new dosage form that quickly disintegrates in the mouth without chewing or the need for water.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of assets and liabilities. Actual results may differ from those estimates.

Principles of Consolidation

        The consolidated financial statements include the results of our operations and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. On August 12, 2004 and December 28, 2001, we completed the acquisitions of the outstanding shares of capital stock of CIMA LABS and Group Lafon, respectively. Both of these acquisitions have been accounted for as purchases and, accordingly, the estimated fair value of assets acquired and liabilities assumed have been recorded as of the respective dates of the acquisitions.

Foreign Currency

        For foreign operating entities with currencies other than the U.S. Dollar, the local currency is the functional currency. We translate asset and liability balances at exchange rates in effect at the end of the period and income and expense transactions at the average exchange rates in effect during the period. Resulting translation adjustments are reported as a separate component of accumulated other comprehensive income included in stockholders' equity. Gains and losses from foreign currency transactions are included in the consolidated statements of operations.

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

Major U.S. Customers and Concentration of Credit Risk

        Our three largest products in terms of product sales, PROVIGIL® (modafinil) Tablets [C-IV], ACTIQ®(oral transmucosal fentanyl citrate) [C-II] and GABITRIL® (tiagabine hydrochloride), comprised approximately 90% of our worldwide net sales. Approximately 95% of PROVIGIL, ACTIQ and GABITRIL sales for the year ended December 31, 2004 are in the U.S. market. In the United States, we sell our products primarily to a limited number of pharmaceutical wholesalers without requiring collateral. We periodically assess the financial strength of these customers and establish allowances for anticipated losses, if necessary.

	% of total trade accounts receivable			% of worldwide net product sales
	For the period ended December 31,			For the year ended December 31,
	2004	2003	2002	2004	2003	2002
Major U.S. customers:
AmerisourceBergen Corporation	14%	19%	24%	20%	22%	22%
Cardinal Health, Inc.	31	23	30	36	33	30
McKesson Corporation	35	28	22	31	27	25

Total	80%	70%	76%	87%	82%	77%

Inventory

        Inventory is stated at the lower of cost or market value. Effective January 1, 2002, we began using the last-in, first-out (LIFO) method for our domestic inventories. We use the first-in, first-out (FIFO) method for the majority of our foreign inventories. See Note 6.

        We capitalize inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management's judgment of probable future commercial use and net realizable value. We could be required to expense previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential factors. At December 31, 2004, we had $21.9 million of capitalized inventory costs.

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

        We capitalize interest in connection with the construction of plant and equipment, if material.

Fair Value of Financial Instruments

        The carrying values of cash, cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate the respective fair values. The market value of our 2.50% convertible notes was $511.3 million as compared to a carrying value of $521.8 million, and the market value of our zero coupon convertible notes was $752.8 million as compared to a carrying value of $750.0 million, at December 31, 2004, based on quoted market values. None of our other debt instruments that were outstanding as of December 31, 2004 have readily ascertainable market values; however, management believes that the carrying values approximate the respective fair values.

Goodwill, Intangible Assets and Other Long-Lived Assets

        Goodwill represents the excess of purchase price over net assets acquired. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortized; rather, goodwill is subject to a periodic assessment for impairment by applying a fair-value-based test. We have recorded goodwill related to our acquisitions of Group Lafon and CIMA LABS. We performed our annual test of impairment of goodwill as of July 1, 2004. We have only one reporting unit, a biopharmaceutical unit, that constitutes our entire business. We compared the fair value of this reporting unit with its carrying value. The quoted market value of the outstanding shares of our common stock on the NASDAQ National Market at July 1, 2004 was used as the fair value of the reporting unit. Since the fair value of the reporting unit exceeded its carrying value at July 1, 2004, no adjustment to our goodwill for impairment was necessary. We updated our test of impairment of goodwill as of September 30, 2004 in conjunction with our acquisition of CIMA LABS, and again concluded that no adjustment to our goodwill for impairment was necessary.

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we review amortizable assets for impairment on a quarterly basis or whenever changes in circumstances indicate the carrying value of the asset may not be recoverable. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the assets to the present value of the expected future cash flows associated with the use of the asset.

        In 2004, we determined that the carrying value of our investment in MDS Proteomics Inc. was fully impaired and we recorded an impairment charge of $30.1 million, which included transaction costs, in our second quarter of 2004 results of operations. See Note 9. In 2003, we recorded a $2.0 million charge relating to the write-off as R&D expense of the value of an investment in an unaffiliated entity. Management believes the future cash flows to be received from all other long-lived assets will exceed the assets' carrying value.

Revenue Recognition

        In the United States, we sell our products to pharmaceutical wholesalers, the largest three of which account for 87% of our worldwide net sales for the year ended December 31, 2004. Decisions made by these wholesalers and their customers regarding the levels of inventory they hold (and thus the amount of product they purchase) can materially affect the level of our sales in any particular period. We attempt to minimize these fluctuations, both by providing, from time to time, discounts to our customers to stock normal amounts of inventory and by canceling orders if we believe a particular customer is speculatively buying inventory in anticipation of possible price increases. However, we do not have any agreements, understandings or business practices under which we extend incentives based on levels of inventory held by wholesalers. As of December 31, 2004, we received information from our three largest U.S. wholesaler customers about the levels of inventory they held for our three products. Based on this information, which we have not independently verified, we believe that inventory held at these wholesalers is within a normal range for our business of approximately one month's supply. However, we currently do not have ongoing agreements for access to the actual inventory levels of our products held by our wholesalers or their customers. Sales recorded for the year ended December 31, 2004 were generally representative of underlying demand for the products.

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

        Reimbursement rates of research and development activities under collaborative agreements vary according to the terms of the individual agreements. Costs incurred related to collaborative agreements and reflected in our operating expenses approximated $27.9 million, $46.1 million, $44.0 million for the years ended December 31, 2004, 2003, and 2002, respectively.

        Payments under co-promotional or managed services agreements are recognized when the products are sold or the promotional activities are performed. The portion of the payments that represents reimbursement of our expenses is recognized as an offset to those expenses in our statement of income.

        As of December 31, 2004, we have recorded $2.6 million of deferred revenues of which $0.9 million is classified as current. These deferred revenues will be recognized over future periods in accordance with the revenue recognition policies described above.

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

Other Comprehensive Income

        We follow SFAS No. 130, "Reporting Comprehensive Income." This statement requires the classification of items of other comprehensive income by their nature and disclosure of the accumulated balance of other comprehensive income, separately within the equity section of the balance sheet. The balance in accumulated other comprehensive income due to foreign currency translation adjustments was $66.9 million and $50.9 million as of December 31, 2004 and 2003, respectively. The balance in accumulated other comprehensive income due to unrealized investment gains was negligible as of December 31, 2004 and $1.9 million as of December 31, 2003.

Stock-based Compensation

        We account for stock option plans and restricted stock award plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. Restricted stock awards are recorded as compensation cost over the requisite vesting periods based on the market value on the date of grant. We have opted to disclose only the provisions of Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock-Based Compensation," and SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment to FASB Statement No. 123," as they pertain to financial statement recognition of compensation expense attributable to option grants. As such, no compensation cost has been recognized for our stock option plans. If we had elected to recognize compensation cost based on the fair value of granted stock options as prescribed by SFAS 123 and SFAS 148, the pro forma income (loss) and income (loss) per share amounts would have been as follows:

	Year ended December 31,
	2004	2003	2002
Net income (loss), as reported	$(73,813)	$83,858	$171,528
Add: Stock-based compensation expense included in net income, net of related tax effects	3,187	896	1,753
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(40,035)	(34,799)	(36,413)

Pro forma net income (loss)	$(110,661)	$49,955	$136,868

Earnings (loss) per share:
*Basic income (loss) per share, as reported	$(1.31)	$1.49	$3.08
*Basic income (loss) per share, pro forma	$(1.96)	$0.89	$2.46
*Diluted income (loss) per share, as reported	$(1.31)	$1.42	$2.77
*Diluted income (loss) per share, pro forma	$(1.96)	$0.87	$2.25

*
Includes effect from application of EITF 03-6 for years ended December 31, 2004, 2003 and 2002 and EITF 04-8 for the years ended December 31, 2004 and 2003.

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

Reclassifications

        Certain reclassifications of prior year amounts have been made to conform to the current year presentation. In our result of operations for the year ended December 31, 2003 and 2002, $2.1 million and $5.4 million, respectively, of expenditures were reclassed from the Research and development category into the Selling, general and administrative category to conform to the current year presentation.

Recent Accounting Pronouncements

        In December 2003, the FASB issued a revision to SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit plans and other defined benefit postretirement plans. This Statement is effective for fiscal years ending after December 15, 2003, except for certain disclosures about foreign plans which are effective for fiscal years ending after June 15, 2004. Since all of our pension and postretirement benefit plans are foreign plans, we have adopted the additional disclosure requirements of this statement effective December 31, 2004.

        In March 2004, the FASB's Emerging Issues Task Force (EITF) reached consensus on Issue 03-6. This Issue is intended to clarify what is a participating security for purposes of applying SFAS No. 128, "Earnings Per Share." The Issue also provides further guidance on how to apply the two-class method of computing earnings per share (EPS) once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. We adopted this Issue in the second quarter of 2004 and determined that our 3.875% convertible subordinated notes were participating securities as defined by this Issue. Although none of the 3.875% convertible notes are outstanding at December 31, 2004, net income (loss) used for basic and diluted income (loss) per share is allocated to the common shares using a ratio of weighted average common shares outstanding and weighted average participating securities, using the if-converted method. Our previously reported earnings per share have been restated as required by EITF Issue 03-6. The effect on our basic EPS for the years ended December 31, 2003 and 2002 was a decrease of $0.02 and $0.03 per share, respectively. The effect on our diluted EPS for the years ended December 31, 2003 and 2002 was a decrease of $0.02 per share in each of the years. There was no effect on our basic and diluted EPS for any periods prior to December 31, 2002.

        In September 2004, the EITF reached consensus on Issue 04-8, "Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings per Share." This Issue requires the inclusion of convertible shares for contingently convertible debt in the calculation of diluted EPS regardless of whether the contingency has been met, if the effect is dilutive. The Issue is effective for periods ending after December 15, 2004 and requires the restatement of previously reported EPS. In December 2004, we exchanged $749.6 million of our Zero Coupon Convertible Notes for notes with substantially the same terms and conditions. However, the contingent conversion feature is no longer considered when calculating diluted earnings per share under EITF 04-8. The remaining $0.4 million of unexchanged Zero Coupon Convertible Notes have not been included in the calculation of diluted EPS for the year ended December 31, 2004 as the effect is anti-dilutive. For the year ended December 31, 2003, the inclusion of the unexchanged Zero Coupon Convertible Notes using the if-converted method had no effect on diluted EPS.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," which requires abnormal amounts of idle capacity and spoilage costs to be excluded from the cost of inventory and expensed when incurred. This Statement is effective for fiscal years beginning after June 15, 2005. We believe the adoption of this statement will not impact our current financial statements.

        In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," a revision of SFAS No. 123 "Accounting for Stock-Based Compensation," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. This Statement requires that an entity measure the cost of equity based service awards based on the grant-date fair value of the award and recognize the cost of such awards over the period during which the employee is required to provide service in exchange for the award (the vesting period). The Statement requires that an entity measure the cost of liability-based service awards based on current fair value that is remeasured subsequently at each reporting date through the settlement date. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We will adopt this new standard effective July 2005, which will require us to recognize share-based compensation expense in our statement of operations. We have not yet quantified the impact this statement will have on our future results but we expect that it will be material.

        In December 2004, the FASB issued Staff Position No. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP No. 109-1"), and Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP No. 109-2"). These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 ("AJCA") that was signed into law on October 22, 2004. FSP No. 109-1 states that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a "special deduction" instead of a tax rate reduction. FSP No. 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. We are currently assessing both provisions to determine the impact they could have on our future income tax expense. We expect to complete this evaluation within a reasonable amount of time after additional guidance from the United States Treasury is published.

2.    ACQUISITION OF CIMA LABS INC.

        On August 12, 2004, we completed our acquisition of CIMA LABS INC. Under the Agreement and Plan of Merger dated November 3, 2003, we acquired each outstanding share of CIMA LABS common stock for $34.00 per share in cash. The total cash paid to CIMA LABS stockholders in the transaction was approximately $482.5 million, net of CIMA LABS' existing cash on hand, or $409.4 million, net of its cash, cash equivalents and investments. As a result of the acquisition, we obtained the rights to CIMA LABS' ORAVESCENT fentanyl® product candidate, which is currently in Phase 3 clinical trials for the treatment of breakthrough cancer pain in opioid-tolerant patients. ORAVESCENT fentanyl utilizes an enhanced absorption transmucosal drug delivery technology that we believe may facilitate the rapid onset of pain relief in such patients. We are targeting approval of this product by the FDA in late 2006.

        The total purchase price of $514.1 million consists of $500.1 million for all outstanding shares of CIMA LABS at $34.00 per share and $14.0 million in direct transaction costs. The acquisition was funded from Cephalon's existing cash and short-term investments. In connection with the acquisition, CIMA LABS used $18.8 million of their own funds to purchase all outstanding employee stock options, whether or not vested or exercisable, for an amount equal to $34.00 less the exercise price for such option.

        The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition.

At August 12, 2004
Cash and cash equivalents	$31,604
Available-for-sale investments	73,169
Receivables	8,821
Inventory	6,224
Deferred tax asset, net	17,985
Other current assets	555
Property, plant and equipment	82,474
Intangible assets	113,100
Acquired in-process research and development	185,700
Goodwill	71,843

Total assets acquired	591,475

Current liabilities	(32,783)
Deferred tax liability	(44,567)

Total liabilities assumed	(77,350)

Net assets acquired	$514,125

        Of the $113.1 million of acquired intangible assets, $70.0 million was assigned to the DuraSolv® technology with an estimated useful life of 14 years, $32.7 million was assigned to the OraSolv® technology with a weighted average estimated useful life of approximately 6 years, and $10.4 million was assigned to the developed ORAVESCENT technology with an estimated useful life of 15 years. The $71.8 million of goodwill was assigned to our single biopharmaceutical segment. In accordance with SFAS 142, goodwill is not amortized, but will be subject to a periodic assessment for impairment by applying a fair-value-based test. None of this goodwill is expected to be deductible for income tax purposes.

        We believe our purchase price allocation will be finalized during the first quarter of 2005. We allocated $185.7 million of the purchase price to in-process research and development projects. In-process research and development (IPR&D) represents the valuation of acquired, to-be-completed research projects. At the acquisition date, CIMA LABS' ongoing research and development initiatives were primarily involved with the development and commencement of Phase 3 clinical trials of ORAVESCENT fentanyl for the treatment of breakthrough cancer pain in opioid-tolerant patients, and several other minor ongoing research and development projects. At the acquisition date, CIMA LABS had spent approximately $5.6 million on the ORAVESCENT in-process research and development project. During the remainder of 2004, we spent an additional $2.5 million on the project, and we expect to spend an additional $8.0 million through 2005. We expect to complete our ORAVESCENT fentanyl Phase 3 clinical trials and submit an NDA for approval of this product in late 2005. The estimated revenues for the in-process projects are expected to be recognized from 2006 through 2019.

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

        If these projects are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods. Additionally, the value of other acquired intangible assets may become impaired. We believed that the foregoing assumptions used in the in-process research and development analysis were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected project sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs in the amount of $185.7 million were charged to expense in the third quarter of 2004.

        The results of operations for CIMA LABS have been included in our consolidated statements since the acquisition date of August 12, 2004.

        The following unaudited pro forma information shows the results of our operations for the year ended December 31, 2004 and 2003 as though the acquisition had occurred as of the beginning of the periods presented:

	For the year ended December 31,
	2004	2003
Total revenues	$1,050,390	$790,883
Net income (loss)	$(94,640)	$71,442
Basic and diluted net income (loss) per common share:
Basic income (loss) per common share	$(1.68)	$1.27
Diluted income (loss) per common share	$(1.68)	$1.23

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

        On March 29, 2002, we acquired the investors' Class A interests and ended the joint venture by issuing to the investors, through a private placement, $55.0 million aggregate principal amount of 3.875% convertible subordinated notes due March 2007 of which none are outstanding as of December 31, 2004.

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

        In addition, our statement of operations for the year ended December 31, 2002 included certain charges related to the operations of the joint venture, as follows:

Selling, general and administrative expenses	$3,508
Interest expense	3,163
Interest income	(190)

Total	$6,481

4.    CASH, CASH EQUIVALENTS AND INVESTMENTS

        At December 31, cash, cash equivalents and investments consisted of the following:

	2004	2003
Cash and cash equivalents:
Demand deposits	$80,910	$194,480
Repurchase agreements	196,215	388,816
Commercial paper	244,496	407,403
Asset-backed securities	34,973	125,000
Bonds	17,650	—

	574,244	1,115,699

Short-term investments (at market value):
U.S. government agency obligations	107,803	—
Asset-backed securities	37,023	16,537
Bonds	61,738	22,927
Non-U.S. corporate obligations	4,063	—
Commercial paper	6,805	—

	217,432	39,464

	$791,676	$1,155,163

        The contractual maturities of our investments in cash, cash equivalents, and investments at December 31, 2004 are as follows:

Less than one year	$586,929
Greater than one year but less than two years	131,828
Greater than two years	72,919

$791,676

5.    RECEIVABLES

        At December 31, receivables consisted of the following:

	2004	2003
Trade receivables	$187,375	$75,851
Receivables from collaborations	14,099	11,281
Other receivables	17,562	7,990

	219,036	95,122
Less reserve for sales discounts, returns and allowances	(15,442)	(8,774)

	$203,594	$86,348

        Trade receivables are recorded at the invoiced amount and do not bear interest. Our allowance for doubtful accounts is our best estimate of probable credit losses in our existing accounts receivable.

We determine the allowance based on a percentage of trade receivables past due, specific customer issues, and a reserve related to our specific historical write-off experience and general industry experience. We review and adjust our allowance for doubtful accounts quarterly. Receivable balances or specific customer issues are written off against the allowance when we feel that it is probable that the receivable amount will not be recovered. Our balances of receivables over 90 days and historical write-off experience have been immaterial. We do not have any off-balance sheet credit exposure related to our customers.

6.    INVENTORY

        At December 31, inventory consisted of the following:

	2004	2003
Raw material	$31,511	$23,647
Work-in-process	4,286	10,295
Finished goods	50,832	27,307

	$86,629	$61,249

        Effective January 1, 2002, we changed our method of valuing domestic inventories from the first-in, first-out, or FIFO method, to the last-in, first-out, or LIFO method. We recognized a charge of $3.5 million in the first quarter of 2002 as the cumulative effect of adopting the LIFO inventory costing method.

        The excess of LIFO inventory value over current or replacement cost was $0.3 million at December 31, 2004 and the excess of current or replacement cost over LIFO inventory value was $0.8 million at December 31, 2003.

        The majority of our foreign inventories are valued using the first-in, first-out (FIFO) method. Inventories valued using the FIFO method were $31.8 million and $5.3 million at December 31, 2004 and 2003, respectively.

7.    PROPERTY AND EQUIPMENT

        At December 31, property and equipment consisted of the following:

	Estimated Useful Lives	2004	2003
Land and improvements	—	$10,632	$5,681
Buildings and improvements	10-40 years	128,546	74,921
Laboratory, machinery and other equipment	3-15 years	120,375	68,510
Construction in progress	—	62,638	31,510

		322,191	180,622
Less accumulated depreciation and amortization		(77,357)	(54,180)

		$244,834	$126,442

        Depreciation and amortization expense related to property and equipment was $15.0 million, $11.0 million, and $7.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

8.    OTHER INTANGIBLE ASSETS, NET

        Other intangible assets consisted of the following:

		December 31, 2004			December 31, 2003
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology acquired from Group Lafon	10-15 years	$132,000	$29,600	$102,400	$132,000	$19,733	$112,267
Trademarks/tradenames acquired from Group Lafon	15 years	16,000	3,200	12,800	16,000	2,133	13,867
GABITRIL product rights	9-15 years	119,352	29,859	89,493	116,585	21,055	95,530
Novartis CNS product rights	10 years	41,641	16,656	24,985	41,641	12,492	29,149
ACTIQ marketing rights	10 years	75,465	23,707	51,758	75,465	16,056	59,409
Modafinil marketing rights	10 years	10,288	2,314	7,974	9,469	1,142	8,327
DuraSolv® technology	14 years	70,000	1,826	68,174	—	—	—
OraSolv® technology	6 years	32,700	1,966	30,734	—	—	—
ORAVESCENT® technology	15 years	10,400	254	10,146	—	—	—
NAXY® and MONO-NAXY® product rights	5 years	44,343	176	44,167	—	—	—
Other product rights	5-14 years	16,356	9,585	6,771	14,341	6,445	7,896

		$568,545	$119,143	$449,402	$405,501	$79,056	$326,445

        In December 2004, Cephalon France purchased Sanofi-Synthelabo France's rights to promote, distribute and sell NAXY and MONO-NAXY in France and French overseas territories. The purchase price for these product rights was approximately $44.3 million. Abbott France holds the underlying rights to the product. Abbott France manufactures clarithromycin and also promotes, distributes and sells clarithromycin under the trademark ZECLAR® in the French market.

        Other intangible assets are amortized over their estimated useful economic life using the straight line method. Amortization expense was $37.8 million, $33.1 million, and $27.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. Estimated amortization expense of intangible assets for each of the next five years is approximately $48.0 million.

9.    INVESTMENT IN MDS PROTEOMICS INC.

        In January 2003, we purchased from MDS Proteomics Inc. (MDSP), a privately-held Canadian company and a subsidiary of MDS Inc., a $30.0 million convertible note due 2010 and entered into a five-year research agreement focused on accelerating the clinical development of our pipeline of small chemical compounds. In 2004, MDSP decided to change its business model to focus upon the provision of services to the pharmaceutical and biotechnology industries, which it believes can lead to nearer term revenue and profitability.

        On July 29, 2004, MDSP completed its reorganization under Canada's Companies Creditors' Arrangement Act and changed its name to Protana Inc. As part of the reorganization, we agreed to terminate our research agreement with Protana and cancelled the $30.0 million convertible note we held in return for shares of Class A Preferred Stock and Common Stock of Protana. In light of the restructuring of Protana and the uncertain business prospects for the company, we determined that the carrying value of our investment was fully impaired and we recorded an impairment charge of $30.1 million, which included transaction costs, in our second quarter of 2004 results of operations.

10.    ACCRUED EXPENSES

        At December 31, accrued expenses consisted of the following:

	2004	2003
Accrued compensation and benefits	$27,692	$12,579
Accrued income taxes	15,263	22,918
Accrued professional and consulting fees	6,103	2,347
Accrued clinical trial fees	16,494	6,041
Accrued research and development	9,881	7,462
Accrued license fees and royalties	4,401	3,696
Accrued sales and marketing costs	18,065	8,771
Accrued contractual sales allowances	26,649	13,905
Accrued co-promotional fee	8,793	—
Other accrued expenses	24,500	21,319

	$157,841	$99,038

11.    LONG-TERM DEBT

        At December 31, long-term debt consisted of the following:

	2004	2003
2.5% convertible subordinated notes due December 2006	$521,750	$600,000
Change in fair value of hedged portion of 2.5% convertible subordinated notes	(1,772)	920
3.875% convertible subordinated notes due March 2007	—	43,000
Zero Coupon convertible subordinated notes first putable June 2008 (Old)	303	375,000
Zero Coupon convertible subordinated notes first putable June 2010 (Old)	102	375,000
Zero Coupon convertible subordinated notes first putable June 2008 (New)	374,697	—
Zero Coupon convertible subordinated notes first putable June 2010 (New)	374,898	—
Due to Abbott Laboratories	531	6,725
Mortgage and building improvement loans	9,721	10,354
Capital lease obligations	3,270	2,289
Other	6,024	5,766

Total debt	1,289,524	1,419,054
Less current portion	(5,114)	(9,637)

Total long-term debt	$1,284,410	$1,409,417

        Aggregate maturities of long-term debt are as follows:

2005	$5,114
2006	523,549
2007	2,502
2008	378,043
2009	2,282
2010 and thereafter	378,034

$1,289,524

2.5% Convertible Subordinated Notes

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

        In July 2004, a holder of our 2.5% convertible subordinated notes approached us, and we agreed, to exchange $78.3 million of these outstanding notes for 1,518,169 shares of our common stock. We recognized debt exchange expense of $28.2 million in the third quarter of 2004 relating to these early exchanges in accordance with SFAS No. 84, "Induced Conversion of Convertible Debt." We also recognized the tax effect of this exchange of $10.1 million as a reduction of additional paid-in capital in our statement of stockholders' equity and as a tax benefit in our statement of operations for the year ended December 31, 2004.

Interest Rate Swap

        In January 2003, we entered into an interest rate swap agreement with a financial institution relating to our 2.5% convertible notes in the aggregate notional amount of $200.0 million. Although we exchanged $78.3 million of these notes in July 2004, the interest rate swap remains at $200.0 million. Under the swap, we agreed to pay a variable interest rate on this $200.0 million notional amount equal to LIBOR-BBA + .29% in exchange for the financial institution's agreement to pay a fixed rate of 2.5%. The variable interest rate is re-calculated at the beginning of each quarter. Effective January 1, 2005, the interest rate is 2.85%. We increased the carrying value of the subordinated notes by $2.2 million at the time the agreement was made. This amount is being amortized over the four-year term of the agreement. At the end of each quarter, we record an adjustment to the carrying value of the subordinated notes and the amount due for settling the interest rate swap based on their fair values as of that date. We also agreed to provide the financial institution with cash collateral to support our obligations under the agreement. The current collateral amount is $3.0 million and is recorded in Other Assets in our consolidated balance sheets.

Charge on Early Extinguishment of Debt

        During the third quarter of 2003, $9.8 million was recognized in our financial statements as a charge on early extinguishment of debt as follows:

	Principal Amount	Premium	Write-off of unamortized debt issuance costs	Total charge on early extinguishment of debt
5.25% Notes redeemed in July 2003	$174,000	$5,481	$3,598	$9,079
3.875% Notes purchased in July 2003	12,000	720	17	737

	$186,000	$6,201	$3,615	$9,816

        For the year ended December 31, 2004, we recognized $2.3 million in our financial statements as a charge on early extinguishment of debt, as follows:

	Principal Amount	Premium	Write-off of unamortized debt issuance costs	Total charge on early extinguishment of debt
3.875% convertible subordinated notes repurchased in March 2004	$10,000	$950	$11	$961
3.875% convertible subordinated notes repurchased in August 2004	33,000	1,320	32	1,352

	$43,000	$2,270	$43	$2,313

Zero Coupon Convertible Subordinated Notes

        In June 2003, we issued and sold in a private placement $750.0 million of Zero Coupon Convertible Notes. The interest rate on the notes is zero and the notes do not accrete interest. The notes were issued in two tranches: $375.0 million of Zero Coupon Convertible Subordinated Notes Due 2033, First Putable June 15, 2008 (the "Old 2008 Notes") and $375.0 million of Zero Coupon Convertible Subordinated Notes Due 2033, First Putable June 15, 2010 (the "Old 2010 Notes" and, together with the Old 2008 Notes, the "Old Notes").

        In November 2004, we commenced an offer to exchange our Zero Coupon Convertible Subordinated Notes Due 2033, First Putable June 15, 2008 (the "New 2008 Notes"), and our Zero Coupon Convertible Subordinated Notes Due 2033, First Putable June 15, 2010 (the "New 2010 Notes" and, together with the New 2008 Notes, the "New Notes"), for any and all of our outstanding Old 2008 Notes and Old 2010 Notes. Our offer to exchange expired on December 15, 2004 and thereafter we issued $374.7 million principal amount at maturity of New 2008 Notes in exchange for a like principal amount at maturity of our outstanding Old 2008 Notes and $374.9 million principal amount at maturity of New 2010 Notes in exchange for a like principal amount at maturity of our outstanding Old 2010 Notes. Following this transaction, there remains outstanding $0.3 million and $0.1 million of the Old 2008 and Old 2010 Notes, respectively, as of December 31, 2004.

        The New Notes were issued solely to our existing security holders pursuant to our offer to exchange, which was made in reliance upon the exemption from the registration requirement of the Securities Act afforded by Section 3(a)(9) thereof. We did not pay or give, directly or indirectly, any commission or other remuneration for solicitation of the exchange of the Old Notes for the New Notes.

        The New Notes contain the following terms:

  •
  the New 2008 Notes are first putable on June 15, 2008 at a price of 100.25% of the face amount of the New 2008 Notes. The holders of the New 2008 Notes may also require us to repurchase all or a portion of the New 2008 Notes for cash on June 15, 2013, June 15, 2018, June 15, 2023 and June 15, 2028, in each case at a price equal to the face amount of the New 2008 Notes. The New 2008 Notes are convertible prior to maturity, subject to certain conditions described below, into cash and shares of our common stock at a conversion price of $59.50 per share (an equivalent conversion rate of approximately 16.8067 shares per $1,000 principal amount of notes). We may redeem any outstanding New 2008 Notes for cash on June 15, 2008 at a price equal to 100.25% of the principal amount of such notes redeemed and after June 15, 2008 at a price equal to 100% of the principal amount of such notes redeemed; and

  •
  the New 2010 Notes are first putable for cash on June 15, 2010 at a price of 100.25% of the face amount of the New 2010 Notes. The holders of the New 2010 Notes may also require us to repurchase all or a portion of the New 2010 Notes for cash on June 15, 2015, June 15, 2020, June 15, 2025 and June 15, 2030, in each case at a price equal to the face amount of the New 2010 Notes. The New 2010 Notes are convertible prior to maturity, subject to certain conditions described below, into cash and shares of our common stock at a conversion price of $56.50 per share (an equivalent conversion rate of approximately 17.6991 shares per $1,000 principal amount of notes). We may redeem any outstanding New 2010 Notes for cash on June 15, 2010 at a price equal to 100.25% of the principal amount of such notes redeemed and after June 15, 2010 at a price equal to 100% of the principal amount of such notes redeemed.

        The New Notes also contain restricted convertibility terms that do not affect the conversion price of the notes, but instead place restrictions on a holder's ability to convert their notes into a combination of cash and shares of our common stock, as described below. A holder may convert the New Notes only if one or more of the following conditions are satisfied:

  •
  if, on the trading day prior to the date of surrender, the closing sale price of our common stock is more than 120% of the applicable conversion price per share;

  •
  if we have called the New Notes for redemption;

  •
  if the average of the trading prices of the applicable New Notes for a specified period is less than 100% of the average of the conversion values of the New Notes during that period; provided, however, that no New Notes may be converted based on the satisfaction of this condition during the six-month period immediately preceding each specified date on which the holders may require us to repurchase their notes (for example, with respect to the June 15, 2008 put date for the New 2008 Notes, the New 2008 Notes may not be converted from December 15, 2007 to June 15, 2008); or

  •
  if we make certain significant distributions to holders of its common stock, if we enter into specified corporate transactions or if our common stock is neither listed for trading on a U.S. national securities exchange or any similar U.S. system of automated securities price dissemination (a "Fundamental Change").

        Upon the satisfaction of any one of these conditions, we would classify the then-aggregate outstanding principal balance of New Notes as a current liability on our balance sheet.

        Each $1,000 principal amount of New Notes is convertible into cash and shares of our common stock, if any, based on an amount (the "Daily Conversion Value"), calculated for each of the ten trading days immediately following the conversion date (the "Conversion Period"). The Daily Conversion Value for each trading day during the Conversion Period for each $1,000 aggregate principal amount of New Notes is equal to one-tenth of the product of the then applicable conversion rate multiplied by the volume weighted average price of our common stock on that day.

        For each $1,000 aggregate principal amount of New Notes surrendered for conversion, we will deliver the aggregate of the following for each trading day during the Conversion Period:

          (1)   if the Daily Conversion Value for each trading day for each $1,000 aggregate principal amount of New Notes exceeds $100.00, (a) a cash payment of $100.00 and (b) the remaining Daily Conversion Value in shares of our common stock; or

          (2)   if the Daily Conversion Value for each trading day for each $1,000 aggregate principal amount of New Notes is less than or equal to $100.00, a cash payment equal to the Daily Conversion Value.

        If the New Notes are converted in connection with a Fundamental Change that occurs prior to June 15, 2008, we may also be obligated to pay an additional premium with respect to the New Notes so converted.

        The aggregate commissions and other debt issuance costs incurred with respect to the issuance of the Old Notes were $22.9 million, which have been capitalized in Debt Issuance Costs on our consolidated balance sheet and are being amortized over five and seven years. Other debt issuance costs incurred with respect to the issuance of the New Notes have been expensed as incurred.

        The New Notes are subordinate to our existing and future senior indebtedness. The outstanding principal balance of the 2008 and 2010 New Notes will be first classified as Current Portion of Long-Term Debt during the twelve months prior to the respective dates on which the Notes are first putable.

  Convertible Note Hedge Strategy

        Concurrent with the private placement of the Old Notes, we purchased a Convertible Note Hedge from Credit Suisse First Boston International (CSFBI) at a cost of $258.6 million. We also sold to CSFBI warrants to purchase an aggregate of 12,939,689 shares of our common stock and received net proceeds from the sale of $178.3 million. In connection with our exchange of Old Notes for New Notes, we amended the Convertible Note Hedge to reflect the mandatory net share settlement feature of the New Notes. Taken together, the Convertible Note Hedge and warrants have the effect of increasing the effective conversion price of the New Notes from our perspective to $72.08, a 50% premium to the last reported NASDAQ composite bid for our common stock on the day preceding the date of the original agreements. At our option, the warrants may be settled in either net cash or net shares; the Convertible Note Hedge must be settled using net shares. Under the Convertible Note Hedge, CSFBI will deliver to us the aggregate number of shares we are required to deliver to a holder of New Notes that presents such New Notes for conversion, provided, however, that if the market price per share of our common stock is above $72.08, we will be required to deliver either shares of our common stock or cash to CSFBI representing the value of the warrants in excess of the strike price of the warrants. In accordance with Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock" and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," we recorded the Convertible Note Hedge and warrants in additional paid in capital as of June 30, 2003, and do not recognize subsequent changes in fair value. We also recognized a deferred tax asset of $90.5 million in the second quarter of 2003 for the effect of the future tax benefits related to the Convertible Note Hedge.

        The warrants have a strike price of $72.08. Of the total warrants sold, 6,302,521 warrants expire on June 15, 2008, with the remaining 6,637,168 warrants expiring on June 15, 2010. The warrants are exercisable only on the respective expiration dates (European style) or upon the conversion of the notes, if earlier.

Due to Abbott Laboratories

        In March 2000, we purchased the U.S. marketing rights to ACTIQ from Abbott Laboratories for $29.2 million. At December 31, 2004, $0.5 million is outstanding and payable by May 31, 2005.

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

        In November 2002, the Pennsylvania Industrial Development Board (PIDA) authorized the write-off of the outstanding principal balance of $5.3 million due on a loan granted by PIDA in 1995, contingent upon the commencement of construction of a new headquarters facility in the Commonwealth of Pennsylvania no later than June 30, 2004. At its meeting held June 8, 2004, the PIDA board approved the extension of the construction deadline until December 31, 2005, subject to the requirement that, effective July 1, 2004, we must commence payment of interest only on the original loan. If the PIDA Board determines not to grant an extension to the December 31, 2005 deadline, we will be required to resume payment of principal on the original loan in addition to the payment of interest.

12.    EARNINGS PER SHARE (EPS)

        We compute income per common share in accordance with SFAS No. 128, "Earnings Per Share." Basic income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted income per common share is computed based on the weighted average shares outstanding and the dilutive impact of common stock equivalents outstanding during the period. The dilutive effect of employee stock options, restricted stock awards and the New Zero Coupon Convertible Notes is measured using the treasury stock method. The dilutive effect of all other convertible notes is measured using the "if-converted" method. Common stock equivalents are not included in periods where there is a loss, as they are anti-dilutive.

        We adopted the guidance from the EITF's Issue 03-6 in the second quarter of 2004. Under the guidance, we must apply the two-class method of computing EPS and allocate undistributed earnings to participating securities. We determined that our 3.875% convertible subordinated notes were participating securities as these notes contained a provision that stated that if we distributed cash to all or substantially all of our common stock holders, whether by dividend or otherwise, the holders were entitled to such distribution as if they had converted their notes into shares. Although as of December 31, 2004, none of the 3.875% convertible notes are outstanding, net income (loss) used for basic and diluted income (loss) per share is allocated to the common shares using a ratio of weighted average common shares and weighted average participating securities for the period outstanding, using the if-converted method. Our previously reported earnings per share have been restated as required by EITF Issue 03-6. For 2002, basic and diluted income per common share have been restated with a decrease of $0.03 and $0.02 per share, respectively; for 2003, both basic and diluted income per common share have been restated with a decrease of $0.02 per share.

        In September 2004, the EITF reached consensus on Issue 04-8, "Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings per Share." This Issue requires the inclusion of convertible shares for contingently convertible debt in the calculation of diluted EPS regardless of whether the contingency has been met, if the effect is dilutive. The Issue is effective for periods ending after December 15, 2004 and requires the restatement of previously reported EPS. In December 2004, we exchanged $749.6 million of the Old Notes for the New Notes with substantially the same terms and conditions. However, the contingent conversion feature is no longer considered when calculating diluted earnings per share under EITF 04-8. The remaining $0.4 million Old Notes have not been included in the calculation of diluted EPS for the year ended December 31, 2004 as the effect is anti-dilutive. For the year ended December 31, 2003, the inclusion of the Old Notes using the if-converted method had no effect on diluted EPS.

        The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted income (loss) per common share:

	Year ended December 31,
	2004	2003	2002
		Restated	Restated
Basic income (loss) per common share computation:
Numerator:
Income (loss) before cumulative effect of a change in accounting principle per common share	$(73,813)	$82,820	$173,219
Cumulative effect of a change in accounting principle per common share	—	—	(3,497)

Net income (loss) used for basic income (loss) per common share	$(73,813)	$82,820	$169,722
Net income used for basic income per participating security	—	1,038	1,806

Total net income (loss)	$(73,813)	$83,858	$171,528

Denominator:
Weighted average shares used for basic income (loss) per common share	56,489	55,560	55,104
Weighted average shares of participating securities	316	696	586
Basic income (loss) per common share:
Income (loss) per common share before cumulative effect of a change in accounting principle	$(1.31)	$1.49	$3.14
Cumulative effect of a change in accounting principle per common share	—	—	(0.06)

	$(1.31)	$1.49	$3.08

Diluted income (loss) per common share computation:
Numerator:
Income (loss) before cumulative effect of a change in accounting principle per common share	$(73,813)	$82,820	$173,219
Cumulative effect of a change in accounting per common share	—	—	(3,497)

Net income (loss) used for basic income (loss) per common share	(73,813)	82,820	169,722
Interest on convertible notes (net of tax) per common share	—	8,361	15,096

Net income (loss) used for diluted income (loss) per common share	$(73,813)	$91,181	$184,818

Denominator:
Weighted average shares used for basic income (loss) per common share	56,489	55,560	55,104
Effect of dilutive securities:
Convertible subordinated notes	—	7,411	9,880
Employee stock options and restricted stock awards	—	1,105	1,872

Weighted average shares used for diluted income (loss) per common share	56,489	64,076	66,856

Diluted income (loss) per common share:
Income (loss) per common share before cumulative effect of a change in accounting principle	$(1.31)	$1.42	$2.82
Cumulative effect of a change in accounting principle	—	—	(0.05)

	$(1.31)	$1.42	$2.77

        The following reconciliation shows the shares excluded from the calculation of diluted income per common share as the inclusion of such shares would be anti-dilutive:

	Year ended December 31,
	2004	2003	2002
Weighted average shares excluded:
Employee stock options	4,041	5,793	2,331
Convertible subordinated notes including Old Notes	7,284	9,148	—

	11,325	14,941	2,331

        The New Zero Coupon Convertible Notes are considered to be Instrument C's as defined by EITF 90-19; therefore, the New Notes are included in the dilutive earnings per share calculation using the treasury stock method. Under the treasury stock method, we must calculate the number of shares issuable under the terms of the New Notes based on the average market price of the stock during the period, and include that number of shares in the total diluted shares figure for the period. For example, using the treasury stock method, if the average price of our stock during the period ended December 31, 2004 had been $65.00, $80.00 or $90.00, the shares from the New Notes to be included in diluted EPS would have been 1.4 million, 3.6 million and 4.6 million shares, respectively. The total number of shares that could potentially be included under the New Notes is 12.9 million. Since the average share price of our stock during the year ended December 31, 2004 did not exceed the conversion prices of $56.50 and $59.50, there was no impact of these New Notes on diluted shares or diluted EPS during that period.

        We purchased Convertible Note Hedges and sold Warrants which, in combination, have the effect of reducing the dilutive impact of the Zero Coupon Convertible Notes by increasing the effective conversion price for these Notes, from our perspective, to $72.08. SFAS 128, however, requires us to analyze the impact of the Convertible Note Hedges and Warrants on diluted EPS separately. As a result, the purchase of the Convertible Note Hedge is excluded because its impact will always be anti-dilutive. SFAS 128 further requires that the impact of the sale of the Warrants be computed using the treasury stock method. For example, using the treasury stock method, if the average price of our stock during the period ended December 31, 2004 had been $72.08, $80.00 or $90.00, the shares from the Warrants to be included in diluted EPS would have been zero, 1.0 million and 2.1 million shares, respectively. The total number of shares that could potentially be included under the Warrants is 12.9 million. Since the average share price of our stock during the year ended December 31, 2004 did not exceed the Conversion Price of $72.08, there was no impact of these Warrants on diluted shares or diluted EPS during that period.

13.    PENSIONS AND OTHER POSTRETIREMENT BENEFITS

        At our French subsidiaries, we have a defined benefit pension plan for current employees and a postretirement benefit plan for employees who retired prior to 2003. These plans are noncontributory and are not funded; benefit payments are funded from operations.

        We account for these plans using actuarial models required by SFAS No. 87, "Employers' Accounting for Pensions", and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". A summary of our change in benefit obligation as of the end of the last two fiscal years, and the components of net periodic benefit costs for each of the last two fiscal years, is as follows:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$6,627	$5,559	$6,000	$4,713
Service cost	486	376	33	376
Interest cost	351	290	89	257
Actuarial gain	(277)	—	(41)	(6)
Amortization of prior improvements	—	—	—	(259)
Recognized (gain) loss due to plan curtailment	—	—	(4,214)	—
Benefits paid	(359)	(695)	(113)	(65)
Foreign currency translation	593	1,097	85	984

Benefit obligation at end of year	$7,421	$6,627	$1,839	$6,000

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$486	$376	$33	$376
Interest cost	351	290	89	257
Amortization of prior improvements	—	—	—	(259)
Recognized (gain) loss due to plan curtailment	—	—	(4,214)	—
Recognized actuarial (gain) loss	(277)	—	(41)	(6)

Net periodic benefit cost	$560	$666	$(4,133)	$368

        In the first quarter of 2004, we cancelled postretirement health care benefits at Cephalon France for employees not yet retired. This resulted in a gain of $4.2 million, which has been recognized as an offset to net periodic benefits costs for the year ended December 31, 2004.

        The following table presents the significant assumptions used:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Discount rate	4.5%	5.0%	4.5%	5.0%
Rate of compensation increase	3.0%	3.0%	3.0%	3.0%
Rate of health care cost increase	—	—	—	4.0%

        Contributions made by Cephalon France for postretirement health care benefits have been frozen at 2004 levels for all future periods. Participants are required to pay for any changes to the cost of this plan. Therefore, the disclosure of the effects of a 1% change in the assumed health care cost trend is not applicable as it would not impact our costs.

        The accumulated benefit obligation for the defined benefit pension plan was $5.2 million and $4.7 million at December 31, 2004 and 2003, respectively.

        The following benefits payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension Benefits	Other Benefits
2005	$108	$108
2006	179	112
2007	126	120
2008	228	119
2009	239	130
Years 2010-2014	3,809	639

14.    COMMITMENTS AND CONTINGENCIES

Leases

        We lease certain of our offices and automobiles under operating leases in the U.S. and Europe that expire at various times through 2018. Lease expense under all operating leases totaled $12.4 million, $6.9 million, and $4.3 million in 2004, 2003, and 2002, respectively. Estimated lease expense for each of the next five years is as follows:

2005	$11,051
2006	10,383
2007	8,084
2008	7,021
2009	2,900
2010 and thereafter	12,001

$51,440

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

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." Subsequently, in December 2003, the FASB issued a revised version of FIN 46 (FIN 46R). FIN 46 and FIN 46R require a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 and FIN 46R also require disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 and FIN 46R apply immediately to variable interest entities created after January 31, 2003 and to existing special purpose entities in the first fiscal year or interim period ending after December 15, 2003. For all other entities, the requirements of FIN 46 and FIN 46R apply in the first period ending after March 15, 2004. As a result of the adoption of these standards, CCP has been consolidated in our financial statements at December 31, 2003 and 2004. This consolidation did not have a material impact on our financial statements.

Legal Proceedings

        We have filed patent infringement lawsuits in U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Pharmaceuticals Inc., Barr Laboratories, Inc. and Sandoz Inc. based upon the ANDAs filed by each of these companies with the FDA seeking approval to market a generic form of modafinil. The lawsuits claim infringement of our U.S. Patent No. RE37,516 which covers the pharmaceutical compositions and methods of treatment with the form of modafinil contained in PROVIGIL. Each of the defendants has asserted defenses and/or counterclaims for non-infringement and patent invalidity, and defendants Teva, Ranbaxy and Mylan have moved to amend their answers and counterclaims to state inequitable conduct as a defense to our claims (we have opposed these motions and a decision is pending). These lawsuits are currently in the discovery phase; we expect a trial to begin no earlier than late 2005. We also recently received notice that Carlsbad Technology, Inc. filed an ANDA seeking to market a generic form of modafinil and we have filed suit against them. Discovery in this action has not yet commenced. While we intend to vigorously defend the validity of this patent and prevent infringement, these efforts will be both expensive and time consuming and, ultimately, may not be successful.

        In January 2005, we filed a patent infringement lawsuit in U.S. District Court in Delaware against Barr Laboratories, Inc., based on the ANDA filed by Barr seeking approval for generic form of ACTIQ. Neither the ANDA filing nor the lawsuit modifies the existing license grant to Barr, and we do not expect any change in the anticipated date of Barr's entry to the market (absent resolution of the lawsuit). At the same time we continue to comply in good faith with the FTC Decision and Order requiring us to provide Actiq manufacturing process and other information to Barr to assist its efforts to manufacture a licensed generic version of Actiq when Barr's license becomes effective. While we intend to vigorously defend the validity of the ACTIQ patents and prevent infringement by Barr until the license effective date, these efforts will be both expensive and time consuming and, ultimately, may not be successful.

        In September 2004, we announced that we had received subpoenas from the U.S. Attorney's Office in Philadelphia with respect to PROVIGIL, ACTIQ and GABITRIL. This investigation is ongoing and appears to be focused on our sales and promotional practices. We are cooperating with the investigation and are providing documents to the Government. In addition, we have engaged in ongoing discussions with the Attorney General in Pennsylvania regarding recent media reports of instances of abuse and diversion of ACTIQ. We have had similar discussions with the Office of the Connecticut Attorney General; in September 2004, we received a voluntary request for information from the Office of the Connecticut Attorney General asking us to provide information generally relating to our sales and promotional practices for our U.S. products. We have agreed to comply with this voluntary request. These matters may involve the bringing of criminal charges and fines, and/or civil penalties. We cannot predict or determine the outcome of these matters or reasonably estimate the amount or range of amounts of any fines or penalties that might result from an adverse outcome. However, an adverse outcome could have a material adverse effect on our financial position, liquidity and results of operations.

        We are a party to certain other litigation in the ordinary course of our business, including, among others, European patent oppositions, and matters alleging employment discrimination, product liability and breach of commercial contract. We are vigorously defending ourselves in all of the actions against us and do not believe these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows.

Other Commitments

        We have committed to make potential future "milestone" payments to third parties as part of our in-licensing and development programs primarily in the area of research and development agreements. Payments generally become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable, we have not recorded a liability on our balance sheet for any such contingencies. As of December 31, 2004, the potential milestone and other contingency payments due under current contractual agreements are approximately $196 million.

15.    STOCKHOLDERS' EQUITY

Equity Compensation Plans

        We have established equity compensation plans for our employees, directors and certain other individuals. All grants and terms are authorized by the Stock Option and Compensation Committee of our Board of Directors. We may grant non-qualified stock options under the Cephalon, Inc. 2004 Equity Compensation Plan "2004 Plan" (formerly, the Cephalon, Inc. 1995 Equity Compensation Plan) and the Cephalon, Inc. 2000 Equity Compensation Plan "2000 Plan," and also may grant incentive stock options and restricted stock awards under the 2004 Plan. During 2004, our 2004 Plan was amended to increase the number of shares authorized for issuance from 8.4 million shares to 9.7 million shares and to extend the term of the plan for an additional ten years so that the 2004 Plan will terminate on February 4, 2014. Options and restricted stock awards generally become exercisable or vest ratably over four years from the grant date, and options must be exercised within ten years of the grant date. At December 31, 2004, the shares available for future stock option grants and restricted stock grants were 950,335 and 310,609, respectively.

Stock Options

        The following tables summarize the aggregate option activity under the plans for the years ended December 31:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1,	9,881,100	$49.04	7,576,941	$48.52	5,607,595	$45.36
Granted	768,950	49.43	2,882,400	47.75	2,497,200	51.88
Exercised	(535,446)	22.51	(299,056)	16.01	(347,686)	17.43
Cancelled	(450,520)	53.29	(279,185)	56.54	(180,168)	50.98

Outstanding, December 31,	9,664,084	$50.34	9,881,100	$49.04	7,576,941	$48.52

Exercisable at end of year	5,485,360	$49.56	4,071,207	$43.68	2,829,136	$35.16
Weighted average fair value of options granted during the year		$31.81		$29.55		$23.79

        The fair value of the options granted during 2004, 2003 and 2002 were estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	2004	2003	2002
Risk free interest rate	3.91%	3.53%	3.30%
Expected life	6.5 years	6 years	6 years
Expected volatility	65%	69%	43%
Expected dividend yield	0%	0%	0%
	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life (yrs)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$6.00-$14.99	467,493	3.5	$9.47	467,493	$9.47
$15.00-$29.99	473,551	4.2	25.02	473,551	25.02
$30.00-$50.99	3,492,690	8.7	47.31	881,165	45.66
$51.00-$59.99	3,440,625	7.2	52.00	2,327,950	52.07
$60.00-$71.96	1,789,725	6.9	70.45	1,335,201	70.51

	9,664,084	7.3	$50.34	5,485,360	$49.56

        During 2004, 2003, and 2002, we received net proceeds of $12.1 million, $4.5 million, and $5.9 million, respectively, from the exercise of stock options. During 2002, some stock options were exercised by tendering mature shares as consideration for the exercise price, resulting in the recording of treasury stock of $0.1 million.

Restricted Stock

        The following table summarizes restricted stock award activity for the years ended December 31:

	2004	2003	2002
Outstanding, January 1,	223,175	133,275	268,875
Granted	309,400	195,000	—
Vested	(76,925)	(99,775)	(129,900)
Canceled	—	(5,325)	(5,700)

Outstanding, December 31,	455,650	223,175	133,275

Compensation expense recognized	$5,372	$1,394	$2,828

Qualified Savings and Investment Plan

        We have a profit sharing plan pursuant to section 401(k) of the Internal Revenue Code whereby eligible employees may contribute up to 20% of their annual salary to the plan, subject to statutory maximums. For the periods 2002 through June 30, 2003, our contribution was 100% of the first 6% of employee salaries at a ratio of 50% cash and 50% Cephalon stock. Effective July 1, 2003, our matching contribution is made solely in cash on 100% on the first 6% of employee salaries. We contributed $6.3 million, $4.1 million, and $3.6 million, in either cash or a combination of cash and common stock to the plan for the years 2004, 2003, and 2002, respectively.

Pro forma Aggregate Conversions or Exercises

        At December 31, 2004, the conversion or exercise of all outstanding options and convertible subordinated notes into shares of Cephalon common stock in accordance with their terms would increase the outstanding number of shares of common stock by approximately 29,045,000 shares, or 50%.

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

16.    INCOME TAXES

        The components of total income (loss) from operations before income taxes and the cumulative effect of a change in accounting principle were:

	2004	2003	2002
United States	$(28,213)	$134,194	$70,562
Foreign	29	(3,880)	(8,129)

Total	$(28,184)	$130,314	$62,433

        The components of the provision (benefit) for income taxes are as follows:

	2004	2003	2002
Current taxes:
United States	$4,074	$2,170	$19,997
Foreign	4,675	7,379	13,041
State	3,883	3,526	1,067

	12,632	13,075	34,105

Deferred taxes:
United States	48,021	36,887	9,224
Foreign	(6,681)	(3,913)	2,138
State	(1,259)	—	3,182

	40,081	32,974	14,544
Change in valuation allowance	(7,084)	407	(161,278)

	32,997	33,381	(146,734)

Total	$45,629	$46,456	$(112,629)

        A reconciliation of the United States Federal statutory rate to our effective tax rate is as follows:

	2004	2003	2002
U.S. Federal statutory rate—expense (benefit)	(35.0)%	35.0%	35.0%
In-process research and development	230.6	—	—
Meals and entertainment	5.8	0.6	0.9
Executive compensation	3.8	1.3	1.4
Other deductible expenses	(6.1)	(0.5)	—
Revision of prior years' estimates	6.4	0.5	—
State income taxes, net of U.S. federal tax benefit	6.1	1.8	1.7
Tax rate differential on foreign income	1.8	(4.5)	13.6
Change in valuation allowance	(25.1)	0.3	(230.7)
Research and development	(42.2)	—	(5.8)
Alternative minimum tax	13.5	—	—
Other	2.3	1.2	3.5

Consolidated effective tax rate	161.9%	35.7%	(180.4)%

        The tax benefits associated with employee exercises of non-qualified stock options and disqualifying dispositions of stock acquired with incentive stock options reduce taxes payable or increase the deferred tax asset until we begin paying U.S. federal tax. Tax benefits of $8.0 million and $0.9 million associated with the exercise of employee stock options were recorded to additional paid-in capital in 2004 and 2003, respectively.

        Net unremitted deficit of foreign subsidiaries at December 31, 2004 and December 31, 2003 amounted to approximately $46.7 million and $38.5 million, respectively. To the extent a subsidiary has unremitted earnings, such amounts have been included in the consolidated financial statements without giving effect to deferred taxes since it is our intent to reinvest such earnings in foreign operations.

        Deferred income taxes reflect the tax effects of temporary differences between the bases of assets and liabilities recognized for financial reporting purposes and tax purposes, and net operating loss and tax credit carryforwards. Significant components of net deferred tax assets and deferred tax liabilities as of December 31 are as follows:

	2004	2003	2002
Deferred tax asset:
Net operating loss carryforwards	$54,597	$93,884	$120,610
Original issue discount	74,546	84,315	—
Capitalized research and development expenditures	31,711	42,563	52,479
Unrealized profit in inventory	25,950	8,714	2,783
Research and development tax credits	37,110	21,358	17,354
Acquired product rights and intangible assets	8,173	8,495	11,921
Reserves and accrued expenses	8,285	3,915	2,297
Alternative minimum tax credit carryforwards	5,524	1,693	—
Deferred revenue	943	757	1,028
Accounts receivable discounts and allowance	13,794	5,238	3,775
Other, net	—	4,221	2,593

Total deferred tax assets	260,633	275,153	214,840
Valuation allowance	(49,895)	(48,675)	(44,768)

Net deferred tax assets	$210,738	$226,478	$170,072

Deferred tax liabilities:
Acquired intangible assets from Group Lafon acquisition	$46,094	$44,916	$52,666
Acquired intangible assets from CIMA LABS acquisition	40,895	—	—
Deferred compensation	2,283	—	—
Fixed assets	4,032	—	—
Other	796	749	173

Total deferred tax liabilities	$94,100	$45,665	$52,839

        At December 31, 2004, we had gross operating loss carryforwards for U.S. federal income tax purposes of approximately $109.0 million and apportioned state gross operating losses of approximately $408.9 million that expire in varying years starting in 2005. We also have international gross operating losses of approximately $33.9 million of which $14.6 million can be carried back while $19.3 million will be carried forward with indefinite expiration dates. The net operating loss carryforwards differ from the accumulated deficit principally due to differences in the recognition of certain research and development expenses for financial and federal income tax reporting and net operating loss carryforwards acquired in business combinations. Federal research tax credits of $33.1 million are available to offset future tax liabilities and expire starting in 2005. The amount of U.S. federal net operating loss carryforwards that can be utilized in any one period will be limited by federal income tax regulations since a change in ownership as defined in Section 382 of the Internal Revenue Code occurred in the prior years. We do not believe that such limitation will have a material adverse impact on the utilization of the net operating loss carryforwards, but we do believe it will affect utilization of tax credit carryforwards.

        In the fourth quarter of 2002, we determined that all of our domestic net operating loss carryforwards, portions of international operating loss carryforwards, domestic tax credits, and certain other deferred tax assets were more likely than not to be recovered. The remaining valuation allowance of $49.9 million at December 31, 2004 relates to certain tax credits, international and state operating loss carryforwards and other temporary differences that we believe are not likely to be recovered.

17.    SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2004 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
			*Restated
Statement of Operations Data:
Net sales	$281,400	$253,594	$234,990	$210,391
Gross profit	251,026	219,812	205,150	184,414
Net income (loss) applicable to common shares	$78,105	$(165,246)	$(8,383)	$21,711

Basic (loss) income per common share **	$1.35	$(2.94)	$(0.15)	$0.38

Weighted average number of shares outstanding **	57,754	56,178	56,110	55,905

Diluted income per common share **	$1.23	$(2.94)	$(0.15)	$0.36

Weighted average number of shares outstanding-assuming dilution **	64,889	56,178	56,110	65,006

	2003 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Statement of Operations Data:
Net sales	$202,505	$184,877	$160,275	$137,593
Gross profit	175,413	162,293	138,114	117,055
Net income applicable to common shares	$31,225	$22,272	$18,123	$12,238

Basic income per common share **	$0.55	$0.40	$0.32	$0.22

Weighted average number of shares outstanding **	55,706	55,573	55,504	55,452

Diluted income per common share **	$0.51	$0.37	$0.30	$0.21

Weighted average number of shares outstanding-assuming dilution **	64,162	64,559	64,436	57,090

*
We restated our consolidated balance sheet at June 30, 2004, and consolidated statements of income, stockholders' equity and cash flows for the three and six months ended June 30, 2004. The restatement corrected an error within the meaning of APB Opinion No. 20, Accounting Changes, made in the application of GAAP. We incorrectly recorded an adjustment to cost of sales and inventory. The impact of the restatement on the previously reported net loss for the second quarter 2004 was a increase in the loss of $1.5 million, net of tax. The effect on our basic and diluted loss per share for the three months ended June 30, 2004, was a increase of $0.03 per share.

**
Includes effect from application of EITF 03-6 and EITF 04-8.

18.    SEGMENT AND SUBSIDIARY INFORMATION

        Although we have significant sales, manufacturing, and research operations conducted by several subsidiaries located throughout the United States and Europe, including our latest acquisition of CIMA LABS, Cephalon management makes operating decisions and assesses performance based on a single biopharmaceutical segment. CIMA LABS' operations consist of contract manufacturing and research and development of pharmaceutical products which we have included in our single operational segment for reporting purposes.

        As required by SFAS 131, "Disclosure about Segments of an Enterprise and Related Information," revenue and long-lived asset information summarized by geographic region is provided below:

        Revenues for the year ended December 31:

	2004			2003
	United States	Europe	Total	United States	Europe	Total
PROVIGIL sales	$406,238	$33,429	$439,667	$264,324	$26,141	$290,465
ACTIQ sales	337,072	7,925	344,997	234,111	3,356	237,467
GABITRIL sales	87,349	6,815	94,164	57,774	5,925	63,699
Other sales	13,270	88,277	101,547	—	93,619	93,619
Other revenue	28,749	6,301	35,050	20,118	9,439	29,557

Total	$872,678	$142,747	$1,015,425	$576,327	$138,480	$714,807

        Long-lived assets:

	At December 31,
	2004	2003
United States	$677,097	$474,112
Europe	583,059	537,614

Total	$1,260,156	$1,011,726

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

(b) Management's Annual Report on Internal Control over Financial Reporting

        Management's Report on Internal Control over Financial Reporting is included in Part II, Item 8 of this Annual Report on Form 10-K and incorporated into this Item 9A by reference.

(c) Attestation Report of the Registered Public Accounting Firm

        Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Part II, Item 8 of this Annual Report on Form 10-K and incorporated into this Item 9A by reference.

(d) Change in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

        The information required by Item 10 is incorporated herein by reference to the information contained under the caption "Proposal 1—Election of Directors" in our definitive proxy statement related to the 2005 annual meeting of stockholders.

Executive Officers

        The information concerning our executive officers required by this Item 10 is provided under the caption "Executive Officers of the Registrant" in Part I hereof.

Section 16(a) Beneficial Ownership Reporting Compliance

        The information concerning Section 16(a) Beneficial Ownership Reporting Compliance by our directors and executive officers is incorporated by reference to the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement related to the 2005 annual meeting of stockholders.

Code of Ethics

        The information concerning our Code of Ethics is incorporated by reference to the information contained under the caption "Governance of the Company—Does the Company have a 'Code of Ethics'?" in our definitive proxy statement related to the 2005 annual meeting of stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated by reference to the information contained in our definitive proxy statement for the 2005 annual meeting of stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated by reference to the information contained in our definitive proxy statement for the 2005 annual meeting of stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is incorporated by reference to the information contained in our definitive proxy statement for the 2005 annual meeting of stockholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 is incorporated by reference to the information contained in our definitive proxy statement for the 2005 annual meeting of stockholders.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) DOCUMENTS FILED AS PART OF THIS REPORT

        The following is a list of our consolidated financial statements and our subsidiaries and supplementary data included in this report under Item 8 of Part II hereof:

1. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
Report of Management.
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2004 and 2003.
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002.
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2004, 2003 and 2002.
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.
Notes to Consolidated Financial Statements.
2. FINANCIAL STATEMENT SCHEDULES
Schedule II—Valuation and Qualifying Accounts

        Schedules, other than those listed above, are omitted because they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b) EXHIBITS

        The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated July 14, 2000 by and among Cephalon, Inc., Anesta Corp. and C Merger Sub, Inc., filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed July 21, 2000.
2.2	Agreement and Plan of Merger dated as of November 3, 2003 by and between Cephalon, Inc., CIMA LABS Inc., and C MergerCo, Inc., filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 3, 2003.
3.1(a)	Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
3.1(b)	Certificate of Amendment of Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2002.
3.2	Bylaws of the Registrant, as amended and restated, filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2003.

4.1	Specimen copy of stock certificate for shares of Common Stock of the Registrant, filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
4.2(a)	Amended and Restated Rights Agreement, dated as of January 1, 1999 between Cephalon, Inc. and StockTrans, Inc. as Rights Agent, filed as Exhibit 1 to the Company's Form 8-A/A (12G) filed January 20, 1999.
4.2(b)	First Amendment to Amended and Restated Rights Agreement, dated July 31, 2000 between Cephalon, Inc. and StockTrans, Inc. as Rights Agent, filed as Exhibit 1 to the Company's Form 8-A/12G filed on August 2, 2000.
4.2(c)	Second Amendment to Amended and Restated Rights Agreement, dated October 27, 2003 between Cephalon, Inc. and StockTrans, Inc. as Rights Agent, filed as Exhibit 1 to the Company's Form 8-A/12G on October 27, 2003.
4.3(a)	Form of Series A Warrant to purchasers of Units including a limited partnership interest in Cephalon Clinical Partners, L.P., filed as Exhibit 10.4 to the Company's Registration Statement on Form S-3 (Registration No. 333-56816) filed on January 7, 1993.
4.3(b)	Form of Series B Warrant to purchasers of Units including a limited partnership interest in Cephalon Clinical Partners, L.P., filed as Exhibit 10.5 to the Company's Registration Statement on Form S-3 (Registration No. 333-56816) filed on January 7, 1993.
4.3(c)	Incentive Warrant to purchase 115,050 shares of Common Stock of Cephalon, Inc. issues to PaineWebber Incorporated, filed as Exhibit 10.6 to the Company's Registration Statement on Form S-3 (Registration No. 333-56816) filed on January 7, 1993.
4.3(d)	Fund Warrant to purchase 19,950 shares of Common Stock of Cephalon, Inc. issued to PaineWebber R&D Partners III, L.P., filed as Exhibit 10.7 to the Company's Registration Statement on Form S-3 (Registration No. 333-56816) filed on January 7, 1993.
4.4(a)	Indenture, dated as of December 11, 2001 between Cephalon, Inc. and State Street Bank and Trust Company, as Trustee, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3 (Registration No. 333-82788) filed on February 14, 2002.
4.5	Form of 3 7/8% Convertible Promissory Note Due March 29, 2007, filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2002.
4.6(a)	Indenture dated as of June 11, 2003 between the Registrant and U.S. Bank National Association, filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003.
4.6(b)	Registration Rights Agreement, dated as of June 11, 2003, between Cephalon, Inc. and Credit Suisse First Boston LLC, CIBC World Markets Corp., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, SG Cowen Securities Corporation, ABN AMRO Rothschild LLC, Citigroup Global Markets Inc. and Lehman Brothers Inc., as Initial Purchasers, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003.
4.7(a)	Indenture dated as of December 20, 2004 between the Registrant and U.S. Bank National Association, filed as Exhibit 4.l to the Company's Current Report on Form 8-K dated December 21, 2004.
4.7(b)	Registration Rights Agreement, dated as of December 20, 2004, between Cephalon, Inc. and U.S Bank National Association, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated December 21, 2004.

†10.1(a)	Executive Severance Agreement between Frank Baldino, Jr. and Cephalon, Inc. dated July 25, 2002, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2002.
†10.1(b)	Form of Executive Severance Agreement between Certain Executives and Cephalon, Inc. dated July 25, 2002, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2002.
†10.2(a)	Consulting Agreement dated October 1, 2001 between Cephalon, Inc. and Martyn D. Greenacre, filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
†10.2(b)	Amendment to Consulting Agreement between Cephalon, Inc. and Martyn D. Greenacre dated April 1, 2002, filed as Exhibit 10.18(b) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002.
†10.2(c)	Second Amendment to Consulting Agreement between Cephalon, Inc. and Martyn D. Greenacre dated December 10, 2002, filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the period ended December 31, 2002.
†10.2(d)	Termination of Consulting Agreement between Cephalon, Inc. and Martyn D. Greenacre dated March 31, 2003, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003.
†10.3(a)	Cephalon, Inc. Amended and Restated 1987 Stock Option Plan, filed as Exhibit 10.7 to the Transition Report on Form 10-K for transition period January 1, 1991 to December 31, 1991, as amended by Amendment No. 1 filed on September 4, 1992.
†10.3(b)	Cephalon, Inc. 1995 Equity Compensation Plan, as amended and restated, effective as of May 15, 2002, filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-106112) filed on June 13, 2003.
†10.3(c)	Cephalon, Inc. Amendment to Non-Qualified Deferred Compensation Plan, filed as Exhibit 10.6(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
†10.3(d)	Cephalon, Inc. 2000 Equity Compensation Plan for Employees and Key Advisors, as amended and restated, effective as of May 15, 2002, filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-106115) filed on June 13, 2003.
†10.3(e)	Amendment No. 2004-1 to the Cephalon, Inc. 1995 Equity Compensation Plan, effective as of May 13, 2004, filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-118611) filed on August 27, 2004.
†10.3(f)	Cephalon, Inc. 2000 Equity Compensation Plan—Form of Employee Non-Qualified Stock Option, filed as Exhibit 10.3(a) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
†10.3(g)	Cephalon, Inc. 2004 Equity Compensation Plan—Employee Restricted Stock Grant Term Sheet, filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated December 16, 2004.
†10.3(h)	Cephalon, Inc. 2004 Equity Compensation Plan—Form of Non-Employee Director Non-Qualified Stock Option, filed as Exhibit 10.3(c) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

†10.3(i)	Cephalon, Inc. 2004 Equity Compensation Plan—Form of Employee Non-Qualified Stock Option, filed as Exhibit 10.3(d) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
†10.3(j)	Cephalon, Inc. 2004 Equity Compensation Plan—Form of Employee Incentive Stock Option, filed as Exhibit 10.3(e) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
*†10.4	Summary of Agreement for Payment of Services between Cephalon, Inc. and its Board of Directors, as approved May 13, 2004.
10.5(a)	License Agreement, dated May 15, 1992 between Cephalon, Inc. and Kyowa Hakko Kogyo Co., Ltd., filed as Exhibit 10.6 to the Transition Report on Form 10-K for transition period January 1, 1991 to December 31, 1991, as amended by Amendment No. 1 filed on September 4, 1992 on Form 8.
10.5(b)	Letter agreement, dated March 6, 1995 amending the License Agreement between Cephalon, Inc. and Kyowa Hakko Kogyo Co., Ltd., filed as Exhibit 10.4(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
10.5(c)	Letter agreement, dated May 11, 1999 amending the License Agreement between Cephalon, Inc. and Kyowa Hakko Kogyo Co., Ltd., filed as Exhibit 10.4(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.(1)
10.6(a)	Amended and Restated Agreement of Limited Partnership, dated as of June 22, 1992 by and among Cephalon Development Corporation, as general partner, and each of the limited partners of Cephalon Clinical Partners, L.P., filed as Exhibit 10.1 to the Company's Registration Statement on Form S-3 (Registration No. 33-56816) on January 7, 1993.
10.6(b)	Amended and Restated Product Development Agreement, dated as of August 11, 1992 between Cephalon, Inc. and Cephalon Clinical Partners, L.P., filed as Exhibit 10.2 to the Company's Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.
10.6(c)	Purchase Agreement, dated as of August 11, 1992 by and between Cephalon, Inc. and each of the limited partners of Cephalon Clinical Partners, L.P., filed as Exhibit 10.3 to the Company's Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.
10.6(d)	Pledge Agreement, dated as of August 11, 1992 by and between Cephalon, Inc. and Cephalon Clinical Partners, L.P., filed as Exhibit 10.8 to the Company's Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.
10.6(e)	Promissory Note, dated as of August 11, 1992 issued by Cephalon Clinical Partners, L.P. to Cephalon, Inc., filed as Exhibit 10.9 to the Company's Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.
10.6(f)	Form of Promissory Note, issued by each of the limited partners of Cephalon Clinical partners, L.P. to Cephalon Clinical Partners, L.P., filed as Exhibit 10.10 to the Company's Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.
10.7	Supply, Distribution and License Agreement, dated as of July 27, 1993 between Kyowa Hakko Kogyo Co., Ltd. and Cephalon, Inc., filed as Exhibit 10.3 to the Company's Registration Statement on Form S-3 (Registration No. 33-73896) filed on January 10, 1994. (1)

10.8(a)	GABITRIL Product Agreement, dated October 31, 2000 between Cephalon, Inc. and Abbott Laboratories, filed as Exhibit 10.13(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1)
10.8(b)	Toll Manufacturing and Packaging Agreement, dated October 31, 2000 between Cephalon, Inc. and Abbott Laboratories, filed as Exhibit 10.13(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1)
*10.8(c)	First Amendment to Toll Manufacturing and Packaging Agreement by and between Abbott Laboratories and Cephalon, Inc. dated October 1, 2004. (2)
10.9(a)	Joint Research, Development and License Agreement, dated May 28, 1999 between Cephalon, Inc. and H. Lundbeck A/S, filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999. (1)
10.9(b)	Clarification Letter dated July 1, 1999 between Cephalon, Inc. and H. Lundbeck A/S, filed as Exhibit 10.1(a) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004.
10.9(c)	Amendment No. 1 to the Joint Research, Development and License Agreement between Cephalon, Inc. and H. Lundbeck A/S, dated October 1999, filed as Exhibit 10.1(b) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004.
10.9(d)	Clarification letter dated March 16, 2000 between Cephalon, Inc. and H. Lundbeck A/S, filed as Exhibit 10.1(c) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004.
10.9(e)	Marketing and License Agreement between Cephalon, Inc., Kyowa Hakko Kogyo Co., Ltd., and H. Lundbeck A/S, dated April 10, 2000, filed as Exhibit 10.4(d) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004. (1)
10.9(f)	Amendment No. 2 to the Joint Research, Development and License Agreement between Cephalon, Inc. and H. Lundbeck A/S, dated June 13, 2001, filed as Exhibit 10.8(e) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004.
10.9(g)	Amendment No. 3 to the Joint Research, Development and License Agreement between Cephalon, Inc. and H. Lundbeck A/S, dated June 10, 2002, filed as Exhibit 10.8(f) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004.
10.10(a)	Managed Services Agreement, dated November 27, 2000 between Cephalon (UK) Limited and Novartis Pharmaceuticals UK Limited, filed as Exhibit 10.17(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1)
10.10(b)	License Agreement, dated November 27, 2000 between Cephalon, Inc. and Novartis AG, filed as Exhibit 10.17(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1)
10.10(c)	Collaboration Agreement, dated November 27, 2000 between Cephalon, Inc. and Novartis AG, filed as Exhibit 10.17(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1)
10.10(d)	Distribution Agreement, dated November 27, 2000 between Cephalon, Inc. and Novartis AG, filed as Exhibit 10.17(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1)
10.11(a)	Distribution, License and Supply Agreement, dated December 7, 1999, between Anesta Corp. and Elan Pharma International Limited, filed as Exhibit 10.18 to Anesta Corp.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999. (1)

10.11(b)	Intellectual Property Sale, Amendment and Termination Agreement dated October 2, 2002, amending the Distribution, License and Supply Agreement, dated as of December 7, 1999, and as amended from time to time thereafter, by and between Anesta Corp. and Elan Pharma International Limited, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2002.
10.11(c)	Termination and Asset Sale and Purchase Agreement, dated March 13, 2000 between Abbott Laboratories, Inc. and Anesta Corp., filed as Exhibit 10.19 to Anesta Corp.'s Quarterly Report on Form 10-Q for the period ending March 31, 2000. (1)
10.11(d)	Technology License Agreement, dated September 16, 1985, as amended through December 3, 1993 between Anesta Corp. and the University of Utah Research Foundation, filed as Exhibit 10.6 to Anesta Corp.'s Registration Statement on Form S-1 (File No. 33-72608) filed May 31, 1996. (1)
10.12(a)	Wiley Post Plaza Lease, dated December 7, 1994 between Anesta Corp. and Asset Management Services, filed as Exhibit 10.13 to Anesta Corp.'s Annual Report on Form 10-K (File No. 0-23160) for the fiscal year ended December 31, 1994.
10.12(b)	Amendment No. 1 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated October 26, 1996, filed as Exhibit 10.11(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
10.12(c)	Amendment No. 2 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated January 7, 1997, filed as Exhibit 10.11(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
10.12(d)	Amendment No. 3 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated September 30, 1998, filed as Exhibit 10.11(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
10.12(e)	Amendment No. 4 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated February 29, 2000, filed as Exhibit 10.11(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
10.12(f)	Amendment No. 5 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated July 20, 2001, filed as Exhibit 10.11(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
10.12(g)	Amendment No. 6 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated July 20, 2001, filed as Exhibit 10.11(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
10.12(h)	Amendment No. 7 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated July 20, 2001, filed as Exhibit 10.11(h) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
10.12(i)	Amendment No. 8 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated October 14, 2002, filed as Exhibit 10.11(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
10.12(j)	Amendment No. 9 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated May 15, 2003, filed as Exhibit 10.11(j) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. (1)
10.12(k)	Amendment No.10 to Wiley Post Plaza Lease between Anesta Corp. and Wiley Post Plaza, L.C. dated June 24, 2004, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004. (1)

10.13(a)	Toll Manufacturing and Packaging Agreement, dated August 24, 1999 between Cephalon, Inc. and Catalytica Pharmaceuticals, Inc. (now DSM Pharmaceuticals, Inc.), filed as Exhibit 10.16(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. (1)
10.13(b)	Amendment No. 1 to the Toll Manufacturing and Packaging Agreement, dated July 3, 2001 between Cephalon, Inc. and Catalytica Pharmaceuticals, Inc. (now DSM Pharmaceuticals, Inc.), filed as Exhibit 10.16(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. (1)
10.13(c)	Amendment No. 2 to Toll Manufacturing and Packaging Agreement, dated October 9, 2001 between Cephalon, Inc. and Catalytica Pharmaceuticals, Inc. (now DSM Pharmaceuticals, Inc.), filed as Exhibit 10.16(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. (1)
10.13(d)	Amendment No. 3 to Toll Manufacturing and Packaging Agreement, dated June 21, 2002 between Cephalon, Inc. and DSM Pharmaceuticals, Inc., filed as Exhibit 10.13(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. (1)
10.13(e)	Amendment No. 4 to Toll Manufacturing and Packaging Agreement, dated April 28, 2003 between Cephalon, Inc. and DSM Pharmaceuticals, Inc. (1)
10.13(f)	Amendment No. 5 to Toll Manufacturing and Packaging Agreement, dated August 15, 2003 between Cephalon, Inc. and DSM Pharmaceuticals, Inc. (1)
10.14(a)	ISDA Master Agreement dated January 22, 2003, between Credit Suisse First Boston International and Cephalon, Inc., including Schedule to the Master Agreement dated as of January 22, 2003, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003.
10.14(b)	ISDA Credit Support Annex to the Schedule to the ISDA Master Agreement dated as of January 22, 2003 between Credit Suisse First Boston International and Cephalon, Inc., including the Elections and Variables to the ISDA Credit Support Annex dated as of January 22, 2003, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003.
10.14(c)	Letter Agreement Confirmation dated January 22, 2003, between Credit Suisse First Boston International and Cephalon, Inc, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003.
10.15	Manufacturing Services Agreement dated January 1, 2003 between Patheon, Inc. and Cephalon, Inc., filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (1)
10.16(a)	License and Supply Agreement dated July 7, 2004 between Barr Laboratories, Inc. and Cephalon, Inc., filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004 (1)
10.16(b)	Amendment No. 1 to the License and Supply Agreement between Barr Laboratories, Inc. and Cephalon, Inc. dated July 9, 2004, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.17	Decision and Order of the Federal Trade Commission in the matter of Cephalon, Inc. and CIMA LABS INC. dated August 9, 2004, filed as Exhibit 10.1(c) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.18(a)	Five Year Warrant, dated June 6, 2003, between the Company and Credit Suisse First Boston International filed as Exhibit 99.d(3) to the Company's Schedule TO-I dated November 16, 2004.
10.18(b)	Seven Year Warrant, dated June 6, 2003, between the Company and Credit Suisse First Boston International filed as Exhibit 99.d(4) to the Company's Schedule TO-I dated November 16, 2004.
10.18(c)	Five Year Convertible Note Hedge, dated December 3, 2004, between the Company and Credit Suisse First Boston International, filed as Exhibit 99.d(5) to the Company's Schedule TO-I/A dated December 14, 2004.
10.18(d)	Seven Year Convertible Note Hedge, dated December 3, 2004, between the Company and Credit Suisse First Boston International, filed as Exhibit 99.d(6) to the Company's Schedule TO-I/A dated December 14, 2004.
*10.19	Sale and Purchase Agreement dated as of December 8, 2004 by and between Sanofi-Synthelabo France and Cephalon France. (2)
*10.20(a)	Office Lease between The Multi-Employer Property Trust and Cephalon, Inc. dated January 14, 2004. (2)
*10.20(b)	Consent to Sublease between The Multi-Employer Property Trust, Systems & Computer Technology Corporation and Cephalon, Inc. dated April 2, 2004. (2)
*12.1	Statement Regarding Computation of Ratios
*21	List of Subsidiaries
*23.1	Consent of PricewaterhouseCoopers LLP.
*31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

PROVIGIL, ACTIQ, GABITRIL, ATTENACE, NUVIGIL, ORAVESCENT, SPASFON, FONZYLANE, PROXALYOC, PARALYOC, LOPERAMIDE LYOC and MYOTROPHIN are trademarks or registered trademarks of Cephalon, Inc. or its subsidiaries. All other brands and names used herein are trademarks of their respective owners.

CEPHALON, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Year Ended December 31,	Balance at Beginning of the Year	Additions (Deductions)(1)	Other Additions (Deductions)(2)	Balance at End of the Year
Reserve for sales discounts, returns and allowances:
2004	$8,774	$29,958	$(23,290)	$15,442
2003	$5,101	$19,417	$(15,744)	$8,774
2002	$2,331	$12,243	$(9,473)	$5,101
Reserve for inventories:
2004	$3,233	$(1,758)	$91	$1,566
2003	$3,797	$615	$(1,179)	$3,233
2002	$1,188	$2,609	$—	$3,797

(1)
Amounts represent charges and reductions to expenses and revenue.

(2)
Amounts represent utilization and adjustments of balance sheet reserve accounts.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2005

CEPHALON, INC.
By:	/s/ FRANK BALDINO, JR. Frank Baldino, Jr., Ph.D. Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK BALDINO, JR. Frank Baldino, Jr., Ph.D.	Chairman and Chief Executive Officer (Principal executive officer)	March 15, 2005
/s/ J. KEVIN BUCHI J. Kevin Buchi	Sr. Vice President and Chief Financial Officer (Principal financial and accounting officer)	March 15, 2005
/s/ WILLIAM P. EGAN William P. Egan	Director	March 15, 2005
/s/ ROBERT J. FEENEY Robert J. Feeney, Ph.D.	Director	March 15, 2005
/s/ MARTYN D. GREENACRE Martyn D. Greenacre	Director	March 15, 2005
/s/ CHARLES A. SANDERS Charles A. Sanders, M.D.	Director	March 15, 2005
/s/ GAIL R. WILENSKY Gail R. Wilensky, Ph.D.	Director	March 15, 2005
/s/ DENNIS L. WINGER Dennis L. Winger	Director	March 15, 2005
/s/ HORST WITZEL Horst Witzel, Dr.-Ing.	Director	March 15, 2005

QuickLinks

TABLE OF CONTENTS
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I
PART II
Equity Compensation Plan Information
REPORT OF MANAGEMENT
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CEPHALON, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
CEPHALON, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
CEPHALON, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
CEPHALON, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands, except per share data) (Unaudited)
PART III
PART IV
CEPHALON, INC. AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (In thousands)
SIGNATURES