Form 10-Q
period 2005-03-31
CEPHALON INC
filed 2005-05-09
CIK 873364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number         0-19119

CEPHALON, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	23-2484489
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

41 Moores Road Frazer, PA	19355
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒  No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 3, 2005
Common Stock, par value $.01	58,041,189 Shares

CEPHALON, INC. AND SUBSIDIARIES

INDEX

Cautionary Note Regarding Forward-Looking Statements

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Consolidated Balance Sheets -
March 31, 2005 and December 31, 2004

Consolidated Statements of Income -
Three months ended March 31, 2005 and 2004

Consolidated Statements of Stockholders’ Equity -
March 31, 2005 and December 31, 2004

Consolidated Statements of Cash Flows -
Three months ended March 31, 2005 and 2004

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

SIGNATURES

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

•                  any potential expansion of the authorized uses of our existing products or success with respect to potential product candidates;

•                  our anticipated scientific progress in our research programs and our development of potential pharmaceutical products including our ongoing or planned clinical trials, the timing and costs of such trials and the likelihood or timing of revenues from these products, if any;

•                  the timing and unpredictability of regulatory approvals;

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

•                  our ability to obtain regulatory approvals of new products or for new formulations or indications for our existing products;

•                  scientific or regulatory setbacks with respect to research programs, clinical trials, manufacturing activities and/or our existing products;

•                  unanticipated cash requirements to support current operations, expand our business or incur capital expenditures;

•                  the inability to adequately protect our key intellectual property rights, including as a result of an adverse adjudication with respect to the PROVIGIL or ACTIQ patent litigation;

•                  the loss of key management or scientific personnel;

•                  the activities of our competitors in the industry, including the filing of Abbreviated New Drug Applications (ANDAs) with a Paragraph IV certification for GABITRIL or any product containing modafinil or the entry of a generic competitor to ACTIQ;

•                  market conditions in the biotechnology industry that make raising capital or consummating acquisitions difficult, expensive or both; and

•                  enactment of new government regulations, court decisions, regulatory interpretations or other initiatives that are adverse to us or our interests.

ii

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

iii

CEPHALON, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$590,262	$574,244
Investments	219,773	217,432
Receivables, net	205,447	208,225
Inventory, net	95,381	86,629
Deferred tax asset	46,771	47,118
Other current assets	54,857	39,915
Total current assets	1,212,491	1,173,563

PROPERTY AND EQUIPMENT, net	255,644	244,834
GOODWILL	369,534	372,534
INTANGIBLE ASSETS, net	431,200	449,402
DEBT ISSUANCE COSTS, net	23,372	25,401
DEFERRED TAX ASSET, net	152,533	163,620
OTHER ASSETS	22,187	22,549
	$2,466,961	$2,451,903

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$5,655	$5,114
Accounts payable	53,816	52,488
Accrued expenses	172,981	169,568
Current portion of deferred revenues	1,277	868
Total current liabilities	233,729	228,038

LONG-TERM DEBT	1,282,652	1,284,410
DEFERRED REVENUES	1,169	1,769
DEFERRED TAX LIABILITIES	92,702	94,100
OTHER LIABILITIES	14,168	13,542
Total liabilities	1,624,420	1,621,859

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, 2,500,000 shares issued, and none outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 58,039,790 and 57,973,050 shares issued, and 57,707,006 and 57,640,266 shares outstanding	580	580
Additional paid-in capital	1,174,035	1,172,499
Treasury stock, 332,784 and 332,784 shares outstanding, at cost	(14,860)	(14,860)
Accumulated deficit	(368,456)	(395,118)
Accumulated other comprehensive income	51,242	66,943
Total stockholders’ equity	842,541	830,044
	$2,466,961	$2,451,903

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2005	2004

REVENUES:
Sales	$266,609	$210,391
Other revenues	13,372	4,591
	279,981	214,982

COSTS AND EXPENSES:
Cost of sales	41,114	25,977
Research and development	80,766	56,482
Selling, general and administrative	98,229	82,502
Depreciation and amortization	18,650	11,497
	238,759	176,458

INCOME FROM OPERATIONS	41,222	38,524

OTHER INCOME AND EXPENSE
Interest income	4,859	3,246
Interest expense	(5,551)	(5,890)
Charge on early extinguishment of debt	—	(961)
Other income (expense), net	1,335	(466)
	643	(4,071)

INCOME BEFORE INCOME TAXES	41,865	34,453

INCOME TAX EXPENSE	(15,203)	(12,742)

NET INCOME	$26,662	$21,711

BASIC INCOME PER COMMON SHARE	$0.46	$0.38

DILUTED INCOME PER COMMON SHARE	$0.44	$0.36

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	57,994	55,905

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-ASSUMING DILUTION	65,065	65,006

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

									Accumulated
					Additional				Other
	Comprehensive		Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
(In thousands, except share data)	Income (Loss)	Total	Shares	Amount	Capital	Shares	Amount	Deficit	Income

BALANCE, JANUARY 1, 2004		$770,370	55,842,510	$558	$1,052,059	308,828	$(13,692)	$(321,305)	$52,750

Net Loss	$(73,813)	(73,813)						(73,813)

Foreign currency translation gain	16,071
Unrealized investment losses	(1,878)
Other comprehensive gain	14,193	14,193							14,193
Comprehensive loss	$(59,620)

Issuance of common stock upon conversion of convertible notes		105,122	1,518,169	15	105,107

Tax effect upon conversion of convertible notes		(10,100)			(10,100)

Stock options exercised		12,051	535,446	6	12,045

Tax benefit from the exercise of stock options		8,017			8,017

Restricted stock award plan		5,372	76,925	1	5,371

Treasury stock acquired		(1,168)				23,956	(1,168)

BALANCE, DECEMBER 31, 2004		830,044	57,973,050	580	1,172,499	332,784	(14,860)	(395,118)	66,943

Net Income	$26,662	26,662						26,662

Foreign currency translation loss	(14,118)
Unrealized investment losses	(1,583)
Other comprehensive loss	(15,701)	(15,701)							(15,701)
Comprehensive gain	$10,961

Stock options exercised		1,341	66,740	—	1,341

Tax benefit from the exercise of stock options, net of adjustment		(2,348)			(2,348)

Restricted stock award plan		2,543			2,543

BALANCE, MARCH 31, 2005 (Unaudited)		842,541	58,039,790	580	1,174,035	332,784	(14,860)	(368,456)	51,242

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$26,662	$21,711
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	14,677	2,269
Tax benefit from exercise of stock options	652	2,270
Depreciation and amortization	26,586	12,239
Amortization of debt issuance costs	2,138	2,209
Stock-based compensation expense	2,543	1,247
Non-cash charge on early extinguishment of debt	—	961
Pension curtailment	—	(4,214)
Loss on disposals of property and equipment	—	430
Increase (decrease) in cash due to changes in assets and liabilities, net of effect from acquisition:
Receivables	60	(19,221)
Inventory	(11,164)	(4,189)
Other assets	(21,914)	(4,907)
Accounts payable, accrued expenses and deferred revenues	6,486	(1,902)
Other liabilities	(564)	479

Net cash provided by operating activities	46,162	9,382

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(24,164)	(9,188)
Acquistion of intangible assets	(384)	(240)
Sales and maturities of investments	14,998	2,057
Purchases of investments	(18,922)	(16,066)

Net cash used for investing activities	(28,472)	(23,437)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of common stock options	1,341	5,377
Principal proceeds (payments on and retirements) of long-term debt	119	(10,986)

Net cash provided by (used for) financing activities	1,460	(5,609)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3,132)	(2,798)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,018	(22,462)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	574,244	1,115,699

CASH AND CASH EQUIVALENTS, END OF PERIOD	$590,262	$1,093,237

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amounts in thousands, except share data

1.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which includes audited financial statements as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004.  The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full year.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

Recent Accounting Pronouncements

In addition to the recent accounting pronouncements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004, the following should be considered.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which requires abnormal amounts of idle capacity and spoilage costs to be excluded from the cost of inventory and expensed when incurred.  This Statement is effective for fiscal years beginning after June 15, 2005.  We are currently evaluating the impact of SFAS No. 151 and we do not expect the adoption of this statement to have a material impact on the financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123 “Accounting for Stock-Based Compensation,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  This Statement requires that an entity measure the cost of equity based service awards based on the grant-date fair value of the award and recognize the cost of such awards over the period during which the employee is required to provide service in exchange for the award (the vesting period).  The Statement requires that an entity measure the cost of liability-based service awards based on current fair value that is remeasured subsequently at each reporting date through the settlement date.  On April 14, 2005, the Securities Exchange Commission delayed the effective date of SFAS No. 123R to annual periods that begin after June 15, 2005.  We will adopt this new standard effective January 2006, which will require us to recognize share-based compensation expense in our statement of operations. We have not yet quantified the impact this statement will have on our future results but we expect that it will be material.

In December 2004, the FASB issued Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP No. 109-1”), and Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”). These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. FSP No. 109-1 states that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a “special deduction” instead of a tax rate reduction. FSP No. 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. FSP No. 109-1 has no significant impact on our current financial statements. We continue to assess FSP 109-2 to determine the impact it could have on our future income tax expense. We expect to complete this evaluation within a reasonable amount of time after additional guidance from the United States Treasury is published.

2.     ACQUISITION OF CIMA LABS INC.

On August 12, 2004, we completed our acquisition of CIMA LABS INC.  Under the Agreement and Plan of Merger dated November 3, 2003, we acquired each outstanding share of CIMA LABS common stock for $34.00 per share in cash.  The total cash paid to CIMA LABS stockholders in the transaction was approximately $482.5 million, net of CIMA LABS’ existing cash on hand, or $409.4 million, net of its cash, cash equivalents and investments.  As a result of the acquisition, we obtained the rights to CIMA LABS’ ORAVESCENT® fentanyl product candidate, which is currently in Phase 3 clinical trials for the treatment of breakthrough cancer pain in opioid-tolerant patients.  ORAVESCENT fentanyl utilizes an enhanced absorption transmucosal drug delivery technology that we believe may facilitate the rapid onset of pain relief in such patients.  We are targeting approval of this product by the FDA in late 2006.

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

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition.

At August 12, 2004
Cash and cash equivalents	$31,604
Available-for-sale investments	73,169
Receivables	8,821
Inventory	6,224
Deferred tax asset, net	20,985
Other current assets	555
Property, plant and equipment	82,474
Intangible assets	113,100
Acquired in-process research and development	185,700
Goodwill	68,843
Total assets acquired	591,475
Current liabilities	(32,783)
Deferred tax liability	(44,567)
Total liabilities assumed	(77,350)
Net assets acquired	$514,125

Of the $113.1 million of acquired intangible assets, $70.0 million was assigned to the DuraSolv® technology with an estimated useful life of 14 years, $32.7 million was assigned to the OraSolv® technology with a weighted average estimated useful life of approximately 6 years, and $10.4 million was assigned to the developed ORAVESCENT technology with an estimated useful life of 15 years. The $68.8 million of goodwill was assigned to our single biopharmaceutical segment. In accordance with SFAS 142, goodwill is not amortized, but will be subject to a periodic assessment for impairment by applying a fair-value-based test. None of this goodwill is expected to be deductible for income tax purposes.

Our purchase price allocation was finalized during the first quarter of 2005. We allocated $185.7 million of the purchase price to in-process research and development projects. In-process research and development (IPR&D) represents the valuation of acquired, to-be-completed research projects. At the acquisition date, CIMA LABS’

ongoing research and development initiatives were primarily involved with the development and commencement of Phase 3 clinical trials of ORAVESCENT fentanyl for the treatment of breakthrough cancer pain in opioid-tolerant patients, and several other minor ongoing research and development projects.  At the acquisition date of August 12, 2004, CIMA LABS had spent approximately $5.6 million on the ORAVESCENT in-process research and development project.  As of the end the first quarter of 2005, we spent an additional $6.8 million on the project, and we expect to spend an additional $9.4 million through the remainder of 2005. We expect to complete our ORAVESCENT fentanyl Phase 3 clinical trials and submit an NDA for approval of this product in late 2005.  The estimated revenues for the in-process projects are expected to be recognized from 2006 through 2019.

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

The following unaudited pro forma information shows the results of our operations for the three months ended March 31, 2004 as though the acquisition had occurred as of the beginning of the period presented:

For the three months ended March 31,
2004
Total revenues	$230,676
Net income	$20,121
Basic and diluted net income per common share:
Basic income per common share	$0.36
Diluted income per common share	$0.34

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

Our previously reported earnings per share for the three months ended March 31, 2004 has been restated as required by EITF Issue No. 03-6 and No. 04-8.  See Note 9.

	For the three months Ended March 31,
	2005	2004
Net income, as reported	$26,662	$21,711
Add: Stock-based compensation expense included in net income, net of related tax effects	1,620	786
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,880)	(7,504)

Pro forma net income	$21,402	$14,993

Earnings per share:
Basic income per share, as reported	$0.46	$0.38
Basic income per share, pro forma	$0.37	$0.27

Diluted income per share, as reported	$0.44	$0.36
Diluted income per share, pro forma	$0.36	$0.26

4.              INVENTORY, NET

Inventory consisted of the following:

	March 31, 2005	December 31, 2004
Raw materials	$42,167	$31,511
Work-in-process	14,171	4,286
Finished goods	39,043	50,832
	$95,381	$86,629

We capitalize inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. We could be required to expense previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential factors. At March 31, 2005, we had $27.1 million of capitalized inventory costs.

5.     INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

		March 31, 2005			December 31,2004
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology acquired from Group Lafon	10-15 years	$132,000	$32,067	$99,933	$132,000	$29,600	$102,400
Trademarks/tradenames acquired from Group Lafon	15 years	16,000	3,467	12,533	16,000	3,200	12,800
GABITRIL product rights	9-15 years	114,860	31,519	83,341	119,352	29,859	89,493
Novartis CNS product rights	10 years	41,641	17,697	23,944	41,641	16,656	24,985
ACTIQ marketing rights	10 years	75,465	25,620	49,845	75,465	23,707	51,758
Modafinil marketing rights	10 years	9,739	2,432	7,307	10,288	2,314	7,974
DuraSolv® technology	14 years	70,000	3,043	66,957	70,000	1,826	68,174
OraSolv® technology	6 years	32,700	3,277	29,423	32,700	1,966	30,734
ORAVESCENT® technology	15 years	10,400	423	9,977	10,400	254	10,146
NAXY AND MONO-NAXY product rights	5 years	41,948	2,098	39,850	44,343	176	44,167
Other product rights	5-14 years	21,514	13,424	8,090	22,283	15,512	6,771
		$566,267	$135,067	$431,200	$574,472	$125,070	$449,402

Other intangible assets are amortized over their estimated useful economic life using the straight-line method.  Amortization expense was $13.3 million and $8.4 million for the three months ended March 31, 2005 and 2004, respectively.  Estimated amortization expense of intangible assets for each of the next five fiscal years is approximately $52 million.

6.              LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31, 2005	December 31, 2004
2.5% convertible subordinated notes due December 2006	$521,750	$521,750
Change in fair value of hedged portion of 2.5% convertible subordinated notes	(2,870)	(1,772)
Zero Coupon convertible subordinated notes first putable June 2008 (Old)	303	303
Zero Coupon convertible subordinated notes first putable June 2010 (Old)	99	102
Zero Coupon convertible subordinated notes first putable June 2008 (New)	374,764	374,697
Zero Coupon convertible subordinated notes first putable June 2010 (New)	374,940	374,898
Due to Abbott Laboratories	559	531
Mortgage and building improvement loans	9,553	9,721
Capital lease obligations	3,099	3,270
Other	6,110	6,024
Total debt	1,288,307	1,289,524
Less current portion	(5,655)	(5,114)
Total long-term debt	$1,282,652	$1,284,410

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

7.              LEGAL PROCEEDINGS

We have filed patent infringement lawsuits in U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals, Inc., Ranbaxy Laboratories Limited, Barr Laboratories, Inc. and Sandoz, Inc. based upon the ANDAs filed by each of these companies with the FDA seeking approval to market a generic form of modafinil.  The lawsuits claim infringement of our U.S. Patent No. RE37,516 which covers the pharmaceutical compositions and methods of treatment with the form of modafinil contained in PROVIGIL.  Each of the defendants has asserted defenses and/or counterclaims for non-infringement and/or patent invalidity. Defendants Teva, Ranbaxy and Mylan have recently amended their answers to state inequitable conduct as a defense to our infringement claims. Defendants Mylan and Ranbaxy also have recently asserted new counterclaims for patent unenforceability based on alleged inequitable conduct.  We have moved to dismiss those new counterclaims, Mylan and Ranbaxy have opposed our motions, and a decision is pending.  These lawsuits are currently in the discovery phase; we expect a trial to begin no earlier than late 2005.  Sandoz, Inc. recently notified us that it intends to convert its modafinil ANDA from a Paragraph IV filing to a Paragraph III filing. The effect of this conversion is that Sandoz will certify to the FDA that it does not intend to market a generic form of modafinil until after the expiration of the patent in 2014.  Upon such amendment of Sandoz’s ANDA, it will no longer be necessary for us to pursue further our patent infringement litigation against Sandoz.  We also recently filed suit against Carlsbad Technology, Inc. based upon the ANDA filed by Carlsbad with the FDA seeking to market a generic form of modafinil.  Carlsbad has not yet answered the complaint, and discovery in this action has not yet commenced.  While we intend to vigorously defend the validity of this patent and prevent infringement, these efforts will be both expensive and time consuming and, ultimately, may not be successful.

In January 2005, we filed a patent infringement lawsuit in U.S. District Court in Delaware against Barr Laboratories, Inc., based on an ANDA filed by Barr seeking approval to market a generic form of ACTIQ.  Barr has asserted counterclaims for non-infringement and patent invalidity.  We have moved to dismiss those counterclaims, Barr has opposed our motion, and a decision is pending.  This lawsuit is currently in the discovery phase.  Neither the ANDA filing nor this lawsuit affects the terms of the existing license grant to Barr of certain intellectual property related to ACTIQ, and we do not expect any change in the anticipated date of Barr’s entry to the market.  At the same time we continue to comply in good faith with the FTC Decision and Order requiring us to provide ACTIQ manufacturing process and other information to Barr to assist its efforts to manufacture a licensed generic version of ACTIQ when Barr’s license becomes effective.  While we intend to vigorously defend the validity of the ACTIQ patents and prevent infringement by Barr until the license effective date, these efforts will be both expensive and time consuming and, ultimately, may not be successful, which would allow Barr to enter the market prior to the license effective date.

In April 2005, we received notice from SUN Pharmaceutical Industries Limited that it had filed an ANDA with the FDA seeking approval to market a generic form of GABITRIL.  GABITRIL is protected by four Orange Book-listed patents, including a composition of matter patent claiming tiagabine, the active drug substance contained in GABITRIL.  The ANDA as filed does not include a Paragraph IV certification with respect to this composition of matter patent and, as such, SUN is not seeking to market a generic form of GABITRIL until the expiration of this patent in 2011.  Instead, SUN’s notice states that its ANDA alleges (1) non-infringement of a patent claiming crystalline tiagabine hydrochloride monohydrate and its use as an anti-epileptic agent and a patent claiming the pharmaceutical formulation of the product and (2) non-infringement and invalidity of our patent claiming anhydrous crystalline tiagabine hydrochloride and its processes for preparation.

In September 2004, we announced that we had received subpoenas from the U.S. Attorney’s Office in Philadelphia with respect to PROVIGIL, ACTIQ and GABITRIL.  This investigation is ongoing and appears to be focused on our sales and promotional practices.  We are cooperating with the investigation and are providing documents to the Government.  In addition, we have engaged in ongoing discussions with the Attorney General in Pennsylvania regarding recent media reports of instances of abuse and diversion of ACTIQ.  We have had similar discussions with the Office of the Connecticut Attorney General; in September 2004, we received a voluntary request for information from the Office of the Connecticut Attorney General asking us to provide information generally relating to our sales and promotional practices for our U.S. products.  We have agreed to comply with this voluntary request.  These matters may involve the bringing of criminal charges and fines, and/or civil penalties.  We cannot predict or determine the outcome of these matters or reasonably estimate the amount or range of amounts of any fines or penalties that might result from an adverse outcome.  However, an adverse outcome could have a material adverse effect on our financial position, liquidity and results of operations.

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

8.     COMPREHENSIVE INCOME

Our comprehensive income includes net income, unrealized gains and (losses) from foreign currency translation adjustments and unrealized investment losses.  Our total comprehensive income is as follows:

	Three months ended March 31,
	2005	2004
Net income	$26,662	$21,711

Foreign currency translation adjustment	(14,118)	(6,247)
Unrealized investment losses	(1,583)	(181)
Other comprehensive loss	(15,701)	(6,428)

Comprehensive income	$10,961	$15,283

9.     EARNINGS PER SHARE

We compute income per common share in accordance with SFAS No. 128, “Earnings Per Share.” Basic income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted income per common share is computed based on the weighted average shares outstanding and the dilutive impact of common stock equivalents outstanding during the period. The dilutive effect of employee stock options, restricted stock awards and the New Zero Coupon Convertible Notes is measured using the treasury stock method. The dilutive effect of all other convertible notes is measured using the “if-converted” method.  Common stock equivalents are not included in periods where there is a loss, as they are anti-dilutive.

We adopted the guidance from the EITF’s Issue 03-6 in the second quarter of 2004. Under the guidance, we must apply the two-class method of computing EPS and allocate undistributed earnings to participating securities. We determined that our 3.875% convertible subordinated notes were participating securities as these notes contained a provision that stated that if we distributed cash to all or substantially all of our common stock holders, whether by dividend or otherwise, the holders were entitled to such distribution as if they had converted their notes into shares. As of March 31, 2005, none of the 3.875% convertible notes are outstanding.  Our previously reported earnings per share have been restated as required by EITF Issue 03-6.  For the three months ended March 31, 2004, both basic and diluted income per common share have been restated with a decrease of $0.01 per share.

In September 2004, the EITF reached consensus on Issue 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings per Share.”  This Issue requires the inclusion of convertible shares for contingently convertible debt in the calculation of diluted EPS regardless of whether the contingency has been met, if the effect is dilutive. The Issue is effective for periods ending after December 15, 2004 and requires the restatement of previously reported EPS.  In December 2004, we exchanged $749.6 million of the Old Notes for the New Notes with substantially the same terms and conditions.  For the quarters ended March 31, 2005 and 2004, the inclusion of the remaining $0.4 million of Old Notes using the if-converted method had no effect on diluted EPS.

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted income per common share:

	Three months ended March 31,
	2005	2004
		Restated
Basic income per share computation:
Numerator:
Net income used for basic income per common share	$26,662	$21,486
Net income used for basic income per participating security	—	225
Total net income	$26,662	$21,711
Denominator:
Weighted average shares used for basic income per common share	57,994	55,905

Basic income per common share:	$0.46	$0.38

Diluted income per share computation:
Numerator:
Net income used for basic income per common share	$26,662	$21,486
Interest on convertible subordinated notes, net of tax	2,189	2,023
Net income used for diluted income per common share	$28,851	$23,509

Denominator:
Weighted average shares used for basic income per common share	57,994	55,905
Effect of dilutive securities:
Employee stock options and restricted stock awards	622	1,687
Convertible subordinated notes	6,449	7,414
Weighted average shares used for diluted income per common share	65,065	65,006

Diluted income per common share:	$0.44	$0.36

The following reconciliation shows the shares excluded from the calculation of diluted income per common share as the inclusion of such shares would be anti-dilutive:

	Three months ended March 31,
	2005	2004
Weighted average shares excluded:
Employee stock options	5,328	2,231
Convertible subordinated notes	12,935	13,524
	18,263	15,755

The New Zero Coupon Convertible Notes are considered to be Instrument C’s as defined by EITF 90-19; therefore, the New Notes are included in the dilutive earnings per share calculation using the treasury stock method.  Under the treasury stock method, we must calculate the number of shares issuable under the terms of the New Notes based on the average market price of the stock during the period, and include that number of shares in the total diluted shares figure for the period.  For example, using the treasury stock method, if the average price of our stock during the three months ended March 31, 2005 had been $65.00, $80.00 or $90.00, the shares from the New Notes to be included in diluted EPS would have been 1.4 million, 3.6 million and 4.6 million shares, respectively.  The total number of shares that could potentially be included under the New Notes is 12.9 million.  Since the average share price of our stock during the three months ended March 31, 2005 did not exceed the conversion prices of $56.50 and $59.50, there was no impact of these New Notes on diluted shares or diluted EPS during that period.

In July 2003, we purchased Convertible Note Hedges and sold Warrants which, in combination, have the effect of reducing the dilutive impact of the Zero Coupon Convertible Notes by increasing the effective conversion price for these Notes, from our perspective, to $72.08. SFAS 128, however, requires us to analyze the impact of the Convertible Note Hedges and Warrants on diluted EPS separately.  As a result, the purchase of the Convertible Note Hedge is excluded because its impact will always be anti-dilutive.  SFAS 128 further requires that the impact of the sale of the Warrants be computed using the treasury stock method.  For example, using the treasury stock method, if the average price of our stock during the three months ended March 31, 2005 had been $72.08, $80.00 or $90.00, the shares from the Warrants to be included in diluted EPS would have been zero, 1.0 million and 2.1 million shares, respectively.  The total number of shares that could potentially be included under the Warrants is 12.9 million.  Since the average share price of our stock during the year ended March 31, 2005 did not exceed the Conversion Price of $72.08, there was no impact of these Warrants on diluted shares or diluted EPS during that period.

10.       SEGMENT AND SUBSIDIARY INFORMATION

Although we have significant sales, manufacturing, and research operations conducted by several subsidiaries located throughout the United States and Europe, including our latest acquisition of CIMA LABS, Cephalon management makes operating decisions and assesses performance based on a single biopharmaceutical segment. CIMA LABS’ operations consist of contract manufacturing and research and development of pharmaceutical products which we have included in our single operational segment for reporting purposes.

As required by SFAS 131, “Disclosure about Segments of an Enterprise and Related Information,” revenue and long-lived asset information summarized by geographic region is provided below:

Revenues for the three months ended March 31:

	2005			2004
	United States	Europe	Total	United States	Europe	Total
PROVIGIL sales	92,149	7,981	100,130	87,931	6,622	94,553
ACTIQ sales	98,868	3,057	101,925	68,659	1,497	70,156
GABITRIL sales	24,701	1,689	26,390	21,034	1,677	22,711
Other sales	9,194	28,970	38,164	—	22,971	22,971
Other revenue	11,565	1,807	13,372	2,944	1,647	4,591
Total	$236,477	$43,504	$279,981	$180,568	$34,414	$214,982

Long-lived assets:

	March 31, 2005	December 31, 2004
United States	$679,408	$695,279
Europe	575,062	583,061
Total	$1,254,470	$1,278,340

11.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

We have a defined benefit pension plan and other postretirement benefit plans covering employees at our French subsidiaries.  These plans are noncontributory and are not funded; benefit payments are funded from operations.

A summary of the components of net periodic benefit costs is as follows:

	Pension Benefits For the three months ended March 31,		Other Benefits For the three months ended March 31,
	2005	2004	2005	2004
Service cost	$133	$115	$9	$8
Interest cost	84	83	15	21
Recognized actuarial gain	(68)	(63)	(9)	(9)
Recognized gain due to plan curtailment	—	—	—	(4,214)
Change in benefit obligation	$149	$135	$15	$(4,194)

In the first quarter of 2004, we cancelled postretirement health care benefits for employees not yet retired.  This resulted in a gain of $4.2 million, which has been recognized as an offset to net periodic benefits costs for the three months ended March 31, 2004.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A in conjunction with our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2004.

EXECUTIVE SUMMARY

Cephalon is an international biopharmaceutical company dedicated to the discovery, development and marketing of innovative products to treat sleep disorders, neurological disorders, cancer and pain. In addition to conducting an active research and development program, we market three products in the United States and numerous products in various countries throughout Europe.  Through our wholly-owned subsidiary, CIMA LABS INC., we develop and manufacture orally disintegrating tablets using proprietary technologies.  Our three largest products in terms of product sales, PROVIGIL, ACTIQ and GABITRIL, comprised approximately 86% of our worldwide net sales for the three months ended March 31, 2005.  We market PROVIGIL, ACTIQ and GABITRIL in the United States through our approximately 500-person sales force.

Our corporate headquarters are in Frazer, Pennsylvania, and our research and development headquarters are in West Chester, Pennsylvania.  In addition, we have offices in Utah, Minnesota, France, the United Kingdom, Germany and Switzerland. We operate manufacturing facilities in France for the production of modafinil, which is the active drug substance in PROVIGIL, in Utah for the production of ACTIQ for worldwide distribution and sale, and in Minnesota for the production of orally disintegrating versions of drugs for our partners.

Our future success is highly dependent on obtaining and maintaining patent protection for our products and technology.  With respect to PROVIGIL, we have filed patent infringement lawsuits against five generic companies based upon the ANDAs filed by these companies seeking FDA approval to market a generic version of modafinil.  We anticipate that the first trial will begin no earlier than late 2005.  See “– Certain Risks Related to Our Business.”  For ACTIQ, the patents covering the previous and current formulations of the product are set to expire as early as May 2005 and September 2006, respectively.  As a result of the License and Supply Agreement we entered into with Barr Laboratories, Inc. in July 2004, we could face generic competition from Barr prior to September 2006 if we receive FDA approval of ORAVESCENT fentanyl before this date.  See “Acquisition of CIMA LABS INC.” below. In December 2004, we announced that the FDA had acknowledged receipt of an ANDA filed by Barr seeking approval to market a generic form of ACTIQ.  In January 2005, we filed a patent infringement lawsuit against Barr to defend our patents until the license effective date.  Neither the ANDA filing nor this lawsuit modify the existing license grant to Barr, and we do not expect any change in the anticipated date of Barr’s entry to market.

In April 2005, we received notice from SUN Pharmaceutical Industries Limited that it had filed an ANDA with the FDA seeking approval for a generic form of GABITRIL.  GABITRIL is protected by four Orange Book-listed patents, including a composition of matter patent claiming tiagabine, the active drug substance contained in GABITRIL.  The ANDA as filed does not include a Paragraph IV certification with respect to this patent and, as such, SUN is not seeking to market a generic form of GABITRIL until the expiration of this patent in 2011.  Instead, the ANDA alleges (1) non-infringement of our patent claiming crystalline tiagabine hydrochloride monohydrate and its use as an anti-epileptic agent and our patent claiming the pharmaceutical formulation of the product and (2) non-infringement and invalidity of our patent claiming anhydrous crystalline tiagabine hydrochloride and its processes for preparation.  The loss of patent protection on any of our existing U.S. products, whether by third-party challenge, invalidation, circumvention, license or patent expiration, would materially impact our results of operations.

As part of our business strategy, in the future we expect to continue to consider and, as appropriate, consummate acquisitions of other technologies, products and businesses.  Over the past few years, we also have pursued a strategy of both broadening the range of clinical uses that are approved by regulatory authorities and seeking new and improved formulations of our currently marketed products.  During the first quarter of 2005, we continued to make progress towards these goals.  Some notable achievements include:

•                  Our sNDA for our proprietary pediatric formulation of modafinil for ADHD was accepted by the FDA for review;

•                  We submitted an NDA to the FDA seeking approval to market NUVIGIL™ to improve wakefulness in patients suffering from excessive sleepiness associated with narcolepsy, shift work sleep disorder and obstructive sleep apnea/hypopnea syndrome;

•                  We received an approvable letter from the FDA with respect to our sugar-free formulation of ACTIQ and expect final approval of this new formulation in the third quarter of 2005; and

•                  We continued to make progress in our clinical programs studying ORAVESCENT fentanyl for the treatment of breakthrough cancer pain and GABITRIL for generalized anxiety disorder, both of which should be completed this year.

On May 5, 2005, we announced positive results from our 123-patient, double-blind, placebo-controlled, variable dose Phase 3 trial with ORAVESCENT fentanyl.  Data from the major efficacy trial showed statistically significant and clinically relevant benefit to patients with breakthrough cancer pain who were already receiving around-the-clock pain-controlling medication for their underlying chronic pain.  The primary endpoint was the Sum of Pain Intensity Difference scale.  ORAVESCENT fentanyl was generally well tolerated in this trial.

We also have significant research programs focused on developing therapeutics to treat neurological and oncological disorders.  In the neurology area, we have a program with H. Lundbeck A/S to evaluate a molecule, CEP-1347, that has entered into an 800-patient Phase 2/3 clinical trial for the treatment of patients with early stage Parkinson’s disease.  In the second quarter of 2005, we expect to conduct an interim analysis of the clinical data from this trial.  In the cancer area, we have a program with a molecule, CEP-701, and are currently conducting Phase 2 clinical trials in patients suffering from acute myeloid leukemia (AML).  We also are conducting a Phase 1/2 program with another molecule, CEP-7055, to evaluate safety and tolerability and to gather preliminary evidence of efficacy in patients with treatment refractory tumors.  In the pharmaceutical industry, the regulatory approval for the sale of new pharmaceutical products remains highly uncertain because the majority of therapeutic candidates fail to show the human safety and efficacy necessary for regulatory approval and successful commercialization.  In addition, these efforts require substantial time, effort and financial resources.  Our success in developing and commercializing these product candidates, or new or improved formulations of existing products, will be a significant factor in our future success.

We have significant levels of indebtedness outstanding, the majority of which consists of convertible notes with stated conversion prices or restricted conversion prices higher than our stock price as of the date of this filing. Of our outstanding convertible notes, $521.8 million in aggregate principal amount outstanding matures in December 2006.

The rate of our future growth and our ability to generate sufficient cash flows from operations to service and repay our indebtedness ultimately will depend, in large part, on our ability to maintain patent protection on our existing products and successfully acquire or develop new products and new indications for our existing products.

Acquisition of CIMA LABS INC.

On August 12, 2004, we completed our acquisition of CIMA LABS INC.  Under the Agreement and Plan of Merger dated November 3, 2003, we acquired each outstanding share of CIMA LABS common stock for $34.00 per share in cash.  The total cash paid to CIMA LABS stockholders in the transaction was approximately $482.5 million, net of CIMA LABS’ existing cash on hand, or $409.4 million, net of its cash, cash equivalents and investments.  As a result of the acquisition, we obtained the rights to CIMA LABS’ ORAVESCENT fentanyl product candidate, which is currently in Phase 3 clinical trials for the treatment of breakthrough cancer pain in opioid-tolerant patients.  ORAVESCENT fentanyl utilizes an enhanced absorption transmucosal drug delivery technology that we believe may facilitate the rapid onset of pain relief in such patients.  We are targeting approval of this product by the FDA in late 2006.

To secure FTC clearance of the CIMA LABS acquisition, we entered into a license and supply agreement with Barr whereby we agreed to license to Barr our U.S. rights to any intellectual property related to ACTIQ. The license to ACTIQ will become effective upon the earliest to occur of (i) final FDA approval of ORAVESCENT fentanyl, (ii) September 5, 2006, if we have not received either (A) final FDA approval of the sugar free formulation of ACTIQ by September 14, 2005 or (B) a pediatric extension for ACTIQ or (iii) February 3, 2007, if we have received a pediatric extension for ACTIQ.  As we currently expect to receive both a pediatric extension for ACTIQ prior to September 2006 and FDA approval for the sugar-free formulation of ACTIQ by September 14, 2005, we anticipate that the Barr license will be effective upon ORAVESCENT fentanyl approval.  Under the agreement, Barr also may receive a license to the sugar-free formulation of ACTIQ under development; this license would become effective upon ORAVESCENT fentanyl approval by the FDA or if the sugar-free approval timeline described above is not achieved.

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

RESULTS OF OPERATIONS

             Three months ended March 31, 2005 compared to three months ended March 31, 2004:

	For the three months ended March 31,
	2005	2004	Change	% Change
Sales:
PROVIGIL	$100,130	$94,553	$5,577	6%
ACTIQ	101,925	70,156	31,769	45%
GABITRIL	26,390	22,711	3,679	16%
Other	38,164	22,971	15,193	66%
Total sales	266,609	210,391	56,218	27%

Total other revenues	13,372	4,591	8,781	191%

Total revenues	$279,981	$214,982	$64,999	30%

Sales— In the United States, we sell our products to pharmaceutical wholesalers, the largest three of which accounted for 87% of our worldwide net sales for the three months ended March 31, 2005.  Decisions made by these wholesalers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) can materially affect the level of our sales in any particular period and thus may not necessarily correlate to the number of prescriptions written for our products as reported by IMS Health.  We believe that this speculative buying of product, particularly in anticipation of possible price increases, has been the historic practice of many pharmaceutical wholesalers.  For our part, we have attempted to minimize these fluctuations, both by providing, from time to time, discounts to our customers to stock normal amounts of inventory (which we define as approximately one month’s supply at our current sales level) and by canceling orders if we believe a particular customer is speculatively buying inventory in anticipation of possible price increases.  During the first quarter of 2005, we extended additional discounts totaling $2.2 million to certain of our wholesalers in order to maintain inventory at estimated historic levels.  The impact of these discounts was recognized as a reduction to gross sales in the first quarter of 2005.

In recent months, our wholesaler customers, as well as others in the industry, have begun to modify their business models from arrangements where they derive profits from the management of various discounts and rebates, to arrangements where they charge a fee for their services.  In connection with this new wholesaler business model, we have been negotiating Wholesaler Service Agreements with our major wholesaler customers.  When ultimately executed, these agreements will obligate the wholesalers to provide us with periodic retail demand information and current inventory levels for our products held at their warehouse locations; additionally they will agree to manage the variability of their purchases within specified limits. In return, we will provide the wholesalers with additional discounts in exchange for their services.  When executed, we believe wholesalers will reduce, over time, the levels of inventory of our products they hold from approximately one month to approximately 2 to 3 weeks by the end of 2005.  During the first quarter of 2005, we did not have Wholesaler Service Agreements in place with any wholesalers.

As of March 31, 2005, we received information from our three largest U.S. wholesaler customers about the levels of inventory they held for our three products.  Based on this information, which we have not independently verified, we believe that inventory held at these wholesalers is within the normal range for our business of approximately one month’s supply of our current sales level.

The factors that contributed to the increase in sales are summarized as follows:

•                  Sales of PROVIGIL increased 6% in the first quarter of 2005 as compared to 2004. U.S. prescriptions for PROVIGIL increased by 28%, according to IMS Health. During the first quarter of 2005, sales of PROVIGIL were impacted by a decrease in the number of units of inventory held by wholesalers during the quarter as well as an increase in the adjustments recorded to gross sales, slightly offset by domestic price increases of approximately 18% from period to period.

•                  Sales of ACTIQ increased 45% as compared to the same period last year. U.S. prescriptions for ACTIQ increased by 14%, according to IMS Health. During the first quarter of 2005, sales of ACTIQ were impacted by an increase in the number of units of inventory held by wholesalers during the quarter as well as an increase in domestic prices of approximately 15% from period to period, slightly offset by an increase in adjustments recorded to gross sales.

•                  Sales of GABITRIL increased 16% as compared to the same period last year. U.S. prescriptions for GABITRIL increased by 18%, according to IMS Health. During the first quarter of 2005, sales of GABITRIL were impacted by an increase number of units held by wholesalers during the quarter as well as an increase in domestic prices of approximately 21% from period to period, offset by an increase in adjustments recorded to gross sales.

•                  Other sales consist primarily of sales of other products and certain third party products. The most significant sales in this category are SPASFON® (phloroglucinol) and NAXY® (clarithromycin), which was acquired in December 2004, and sales of products manufactured and sold to pharmaceutical partners by CIMA LABS, which was acquired in the third quarter of 2004,.

Analysis of gross sales to net sales—The following table presents the adjustments deducted from gross sales to arrive at a net sales figure:

	For the quarter ended March 31,
	2005	2004	Change	% Change
Gross sales:	$307,730	$231,742	$75,988	33%

Adjustments to gross sales:
Prompt payment discounts	5,166	4,063	1,103	27%
Wholesaler discount reserve	7,298	—	7,298	—%
Returns	3,995	2,912	1,083	37%
Coupons	4,723	3,274	1,449	44%
Medicaid discounts	15,445	8,847	6,598	75%
Managed care and governmental agreements	4,494	2,255	2,239	99%
	41,121	21,351	19,770

Net sales	$266,609	$210,391	$56,218	27%

Adjustments to gross sales as a percentage of gross sales	13.4%	9.2%

Increases in the dollar amount of adjustments to gross sales from quarter ending March 31, 2004 to quarter ending March 31, 2005 primarily reflects the establishment of a wholesaler discount reserve to provide for fees consistent with the terms of the Wholesaler Service Agreements currently being finalized with our customers, and increased Medicaid discounts resulting from both increased usage and increased discount percentages due to price increases.

Other Revenues—The increase of 191% from period to period is primarily due to the inclusion of product development and licensing fees and royalties of $7.7 million attributable to CIMA LABS, which was acquired in the third quarter of 2004.

	For the three months ended March 31,
	2005	2004	Change	% Change
Costs and expenses:
Cost of sales	$41,114	$25,977	$15,137	58%
Research and development	80,766	56,482	24,284	43%
Selling, general and administrative	98,229	82,502	15,727	19%
Depreciation and amortization	18,650	11,497	7,153	62%
	$238,759	$176,458	$62,301	35%

Cost of Sales— The cost of sales was approximately 15% of net sales for the first quarter of 2005 and 12% of net sales for the first quarter of 2004.  The increase is primarily due to the addition of CIMA LABS’ product sales for which the margin is lower than our other products and which was acquired in the third quarter of 2004.

Research and Development Expenses—Research and development expenses increased $24.3 million, or 43%, in the first quarter of 2005 as compared to the first quarter of 2004. Approximately $11.9 million of this increase is due to costs in our clinical research group associated with (1) clinical studies to explore the utility of GABITRIL in generalized anxiety disorder, (2) continuing costs of our NUVIGIL program, and (3) Phase 3 studies of ORAVESCENT fentanyl. The remainder of the increase from period to period is largely due to an increase in headcount and the inclusion of CIMA LABS, which was acquired in the third quarter of 2004.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $15.7 million, or 19%, in the first quarter of 2005 as compared to the first quarter of 2004.  Selling, general and administrative expenses increased period to period primarily due to (1) increased sales and marketing costs in France to support NAXY® and MONO-NAXY® acquired from Sanofi-Synthelabo France in the fourth quarter of 2004, (2) expenditures associated with an increase in headcount, (3) the inclusion of CIMA LABS, which was acquired in the third quarter of 2004, and (4) the recognition of a gain of $4.2 million in the first quarter in 2004 as a result of retiree medical benefit changes for employees at Cephalon France for which there is no comparable amount in the first quarter of 2005.

Depreciation and Amortization Expenses—Depreciation and amortization expenses increased by $7.2 million, or 62%, in the first quarter of 2005 as compared to the first quarter of 2004.  Depreciation expense increased period over period primarily as a result of increased capital investments in software, building, leasehold and laboratory improvements at our West Chester and Frazer locations, increased spending on manufacturing equipment at our Salt Lake City location and the acquisition of property, plant and equipment associated with the CIMA LABS acquisition. Amortization expense increased due to the amortization of technology, trademark and marketing rights acquired from CIMA LABS in the third quarter of 2004 and the amortization of French marketing rights to NAXY® and MONO-NAXY® acquired from Sanofi-Synthelabo France in the fourth quarter of 2004.

	For the three months ended March 31,
	2005	2004	Change	% Change
Other income and (expense):
Interest income	$4,859	$3,246	$1,613	50%
Interest expense	(5,551)	(5,890)	339	6%
Charge on early extinguishment of debt	—	(961)	961	100%
Other income (expense), net	1,335	(466)	1,801	386%
	$643	$(4,071)	$4,714	116%

Other Income and Expense— Total other income and expense, net, increased $4.7 million, or 116%, in the first quarter of 2005 from the first quarter of 2004 due to:

•                  Interest income increased by $1.6 million in the first quarter of 2005 due to higher investment returns partially offset by lower average investment balances.

•                  In the first quarter of 2004, we recognized a charge on early extinguishment of debt of $1.0 million associated with the repurchase of $10.0 million of our 3.875% convertible subordinated notes.

•                  Other income increased by $1.8 million in the first quarter of 2005 from the first quarter of 2004 primarily due to gains recorded on foreign currency transactions.

	For the three months ended March 31,
	2005	2004	Change	% Change
Income tax expense	$(15,203)	$(12,742)	$(2,461)	19%

Income Taxes— We recognized $15.2 million of income tax expense in the first quarter of 2005 and $12.7 million of income tax expense in the first quarter of 2004 based on an overall estimated annual effective tax rate of approximately 36% in 2005 and 37% in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and investments at March 31, 2005 were $810 million, representing 33% of total assets.  Working capital, which is calculated as current assets less current liabilities, was $978.8 million at March 31, 2005.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $46.2 million for the three months ended March 31, 2005 as compared to $9.4 million for 2004. The increase in cash provided by operating activities in 2005 is primarily a result of increases in sales of our products offset by uses of cash to fund purchases of inventory and other current assets.

Net Cash Used for Investing Activities

Net cash used for investing activities was $28.5 million for the three months ended March 31, 2005 as compared to $23.4 million for 2004. Capital expenditures increased due to facilities improvements at our new corporate headquarters in Frazer, Pennsylvania and our West Chester, Salt Lake City and France locations to accommodate our growth and also for manufacturing equipment at our Salt Lake City location for the production of ACTIQ for the U.S. and European markets.

Net Cash Provided by (Used for) Financing Activities

Net cash provided by financing activities was $1.5 million for the three months ended March 31, 2005.  Net cash used for financing activities was $5.6 million in 2004. The change is primarily the result of the retirement in March 2004 of $10.0 million in convertible subordinated notes, partially offset by a decreased volume of exercises of common stock options in the first quarter of 2005 as compared to the same period in 2004. The extent and timing of option exercises are primarily dependent upon the market price of our common stock and general financial market conditions, as well as the exercise prices and expiration dates of the options.

Outlook

Cash, cash equivalents and investments at March 31, 2005 were $810 million.  We expect to use our remaining cash, cash equivalents and investments for working capital and general corporate purposes, including the acquisition of businesses, products, product rights, or technologies, the payment of contractual obligations, including scheduled interest payments on our convertible notes, and/or the purchase, redemption or retirement of our convertible notes.  At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth in 2006 and beyond, such as the degree of market acceptance and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop new products and formulations of our existing products and to demonstrate the utility of our products in indications beyond those already included in the FDA approved labels.  However, we expect that sales of our three most significant marketed products, PROVIGIL, ACTIQ and GABITRIL, in combination with other revenues, should allow us to generate profits and positive cash flows from operations in the near term.

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

Products

Continued sales growth of PROVIGIL beyond the December 2005 expiration of orphan drug exclusivity depends, in part, on our maintaining protection on the modafinil particle-size patent through its expiration beginning in 2014.  See “—Commitments and Contingencies— Legal Proceedings” above.   If we complete clinical studies of PROVIGIL in pediatric patients that are agreeable to the FDA, the FDA could grant us a six-month extension of our current exclusivity and of the particle-size patent.  Future growth of modafinil-based product sales in 2006 and beyond also will depend on our ability to achieve FDA approval of NUVIGIL and our proprietary pediatric formulation of modafinil for ADHD.

Our sales of ACTIQ also depend on our existing patent protection for the approved compressed powder formulation, which expires in the U.S. in September 2006, and for the previous formulation of ACTIQ, which expires in May 2005.  See “Commitments and Contingencies—Legal Proceedings” above.  If we complete clinical studies in pediatric patients that are agreeable to the FDA, the FDA could grant us six months of exclusivity beyond the September 2006 compressed powder patent expiration.  However, even with this additional exclusivity, Barr’s license to the ACTIQ patents could become effective as early as the launch of ORAVESCENT fentanyl (expected in late 2006), and in no event later than February 3, 2007.  The entry of Barr with a generic form of ACTIQ beginning in late 2006 or early 2007 likely will significantly and negatively impact future ACTIQ sales and could potentially have a negative impact on sales of ORAVESCENT fentanyl, if approved.

Clinical Studies

In 2004, we incurred significant expenditures related to conducting clinical studies to develop new pharmaceutical products and exploring the utility of our existing products in treating disorders beyond those currently approved in their respective labels.  In 2005 and beyond, we expect to increase the level of our research and development activities, including clinical trials, for our other product candidates, and for improved formulations for our existing products.  With respect to GABITRIL, we are continuing a Phase 3 clinical program evaluating GABITRIL for the treatment of GAD.  With respect to new product candidates, we are continuing Phase 3 clinical trials of ORAVESCENT fentanyl for the treatment of breakthrough cancer pain and our Phase 2/3 studies of CEP-1347 for the treatment of Parkinson’s disease.  We also are continuing clinical development of CEP-701 and CEP-7055 for treatment of certain malignancies.  We may seek to mitigate the risk in our research and development programs by seeking sources of funding for a portion of these expenses through collaborative arrangements with third parties. However, we intend to retain a portion of the commercial rights to these programs and, as a result, we still expect to spend significant funds on our share of the cost of these programs, including the costs of research, preclinical development, clinical research and manufacturing.

Manufacturing, Selling and Marketing Efforts

We also expect to continue to incur significant expenditures associated with manufacturing, selling and marketing our products.  In 2005, we expect to continue a nearly $70 million capital expansion at our Salt Lake City facility that will increase our ACTIQ capacity and provide us with flexibility to manufacture other products.

Indebtedness

We have significant indebtedness outstanding, consisting principally of indebtedness on convertible subordinated notes.  The following table summarizes the principal terms of our most significant convertible subordinated notes outstanding as of March 31, 2005:

Security	Outstanding	Conversion Price		Other
	(in millions)
2.5% Convertible Subordinated Notes due December 2006	$521.8	$81.00		• Redeemable on or after December 20, 2004 at our option at a redemption price of 100% of the principal amount redeemed.
Zero Coupon Convertible Notes due June 2033, first putable June 15, 2008	$374.8	$59.50	*	• Redeemable on June 15, 2008 at either option of holder or us at a redemption price of 100.25% of the principal amount redeemed.
Zero Coupon Convertible Notes due June 2033, first putable June 15, 2010	$374.9	$56.50	*	• Redeemable on June 15, 2010 at either option of holder or us at a redemption price of 100.25% of the principal amount redeemed.

*           Stated conversion prices as per the terms of the notes.  However, each convertible note contains certain terms restricting a holder’s ability to convert the notes, including that a holder may only convert if the closing price of our stock on the day prior to conversion is higher than $71.40 or $67.80 with respect to the 2008 notes or the 2010 notes, respectively.  If the restrictions on conversion are satisfied, we would classify the then-aggregate outstanding principal balance of the 2008 notes and/or the 2010 notes as a current liability on our balance sheet.  For a more complete description of these notes, including the convertible note hedge strategy, see Notes 1 and 11 to our consolidated financial statements included in Item 8 of our Form 10-K for the fiscal year ended December 31, 2004.

The annual interest payments on our convertible notes outstanding as of March 31, 2005 are $13.0 million, payable at various dates throughout the year.  In the future, we may agree to exchanges of the notes for shares of our common stock or debt, or may determine to use a portion of our existing cash on hand to purchase, redeem or retire all or a portion of the outstanding convertible notes.  In January 2003, we entered into an interest rate swap agreement with a financial institution relating to our 2.5% convertible notes in the aggregate notional amount of $200.0 million.  Although we exchanged $78.3 million of these notes in July 2004 for 1,518,169 shares of our common stock, the interest rate swap remains at $200.0 million. Under the swap, we agreed to pay a variable interest rate on this $200.0 million notional amount equal to LIBOR-BBA + .29% in exchange for the financial institution’s agreement to pay a fixed rate of 2.5%.  The variable interest rate is re-calculated at the beginning of each quarter.  Effective April 1, 2005, the interest rate is 3.49%.  We also agreed to provide the financial institution with cash collateral to support our obligations under the agreement.  The current collateral amount is $3.0 million and is recorded in Other Assets in our consolidated balance sheet.

Acquisition Strategy

As part of our business strategy, we plan to consider and, as appropriate, make acquisitions of other businesses, products, product rights or technologies. We expect the merger will be completed in the second quarter of 2005. Our cash reserves and other liquid assets may be inadequate to consummate such acquisitions and it may be necessary for us to raise substantial additional funds in the future to complete future transactions. In addition, as a result of our acquisition efforts, we are likely to experience significant charges to earnings for merger and related expenses (whether or not our efforts are successful) that may include transaction costs, closure costs or acquired in-process research and development charges.

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

•               inventory stocking or destocking practices of our wholesalers and large retail chain customers;

•               achievement and timing of research and development milestones;

•               collaboration revenues;

•               cost and timing of clinical trials;

•               marketing and other expenses; and

•               manufacturing or supply disruptions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2004 in the “Critical Accounting Policies and Estimates” section and the “Recent Accounting Pronouncements” section.

Gross to Net Sales Adjustments— We record product sales net of the following significant categories of gross to net sales adjustments:  prompt payment discounts, returns, coupons, Medicaid discounts and managed care and governmental contracts.  In addition to these adjustments, in the first quarter of 2005 we also began recording an adjustment to product sales for wholesaler discount reserves. Calculating each of these items involves significant estimates and judgments and requires us to use information from external sources.

Wholesaler discount reserves — We are currently finalizing standard Wholesaler Service Agreements that will provide our wholesalers with the opportunity to earn up to 2% in additional discounts in exchange for the performance of certain services.  These agreements will be effective from January 1, 2005.  We have therefore recorded a provision equal to 2% of sales for the quarter.  In addition, at our discretion, we may provide additional discounts to wholesalers such as the discounts of $2.2 million that were provided and recorded during the first quarter of 2005.  Actual discounts provided could therefore exceed historical experience and our estimates of expected discounts.  If these discounts were to increase by 1.0% of sales for the first quarter of 2005, then an additional provision of $3.1 million would result.

The following table summarizes activity in each of the above categories for the year ended December 31, 2004 and the three months ended, March 31, 2005 (in thousands):

						Managed
	Prompt	Wholesaler				Care and
	Payment	Discount			Medicaid	Governmental
	Discounts	Reserves	*Returns	Coupons	Discounts	Agreements	Total

Balance at January 1, 2004	$(1,108)	$—	$(7,121)	$(2,175)	$(10,038)	$(1,692)	$(22,134)

Provision:
Current period	(18,443)	—	(12,822)	(16,521)	(41,027)	(12,263)	(101,076)
Prior periods	—	—	1,575	—	(247)	(285)	1,043
Total	(18,443)	—	(11,247)	(16,521)	(41,274)	(12,548)	(100,033)

Actual:
Current period	15,497	—	—	13,538	25,321	8,118	62,474
Prior periods	1,155	—	6,641	993	7,916	1,713	18,418
Total	16,652	—	6,641	14,531	33,237	9,831	80,892

Balance at December 31, 2004	(2,899)	—	(11,727)	(4,165)	(18,075)	(4,409)	(41,275)

Provision:
Current period	(5,166)	(7,298)	(3,995)	(4,723)	(14,864)	(4,550)	(40,596)
Prior periods	—	—	—	—	(581)	56	(525)
Total	(5,166)	(7,298)	(3,995)	(4,723)	(15,445)	(4,494)	(41,121)

Actual:
Current period	2,030	—	—	637	—	1,843	4,510
Prior periods	2,899	—	1,947	4,150	10,193	3,013	22,202
Total	4,929	—	1,947	4,787	10,193	4,856	26,712

Balance at March 31, 2005	$(3,136)	$(7,298)	$(13,775)	$(4,101)	$(23,327)	$(4,047)	$(55,684)

*              Given our returned goods policy, we assume that all returns in a current year relate to prior period sales.

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

For the three months ended March 31, 2005, approximately 86% of our worldwide net sales were derived from sales of PROVIGIL, ACTIQ and GABITRIL. We cannot be certain that these products will continue to be accepted in their markets. Specifically, the following factors, among others, could affect the level of market acceptance of PROVIGIL, ACTIQ and GABITRIL:

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

Any adverse developments with respect to the sale or use of PROVIGIL, ACTIQ and GABITRIL could significantly reduce our product revenues and have a material adverse effect on our ability to generate net income and positive net cash flow from operations.

We may be unsuccessful in our efforts to obtain regulatory approval for new products or for new formulations or indications for our existing products, which would significantly hamper future sales and earnings growth.

Our prospects, particularly with respect to the growth of our future sales and earnings, depend substantially on our ability to obtain FDA approval for our four near-term product candidates:  NUVIGIL, a proprietary modafinil formulation for use in treating pediatric ADHD, ORAVESCENT fentanyl and GABITRIL for GAD.  Recently, we filed an sNDA with the FDA seeking approval for the use of modafinil for ADHD in children and an NDA seeking approval for NUVIGIL.  We do not know whether we will succeed in obtaining regulatory approval to market these products or what level of market acceptance these products may achieve, particularly if we ultimately face competition in the form of a generic version of PROVIGIL.  We also have not yet completed Phase 3 studies of GABITRIL for use in treating GAD.  If the results of some of these additional studies are negative or adverse, this could undermine physician and patient comfort with the current product, limit its commercial success, and diminish its acceptance. Even if the results of these studies are positive, the impact on sales of GABITRIL may be minimal unless we are able to obtain regulatory approval to expand the authorized uses of this product. FDA regulations limit our ability to communicate the results of additional clinical studies to patients and physicians without first obtaining regulatory approval for any expanded uses.  Finally, we are continuing our Phase 3 clinical program with ORAVESCENT fentanyl for treatment of breakthrough cancer pain.  As with our GABITRIL studies, we do not know whether these studies will demonstrate long-term safety, or if they do, whether we will succeed in receiving regulatory approval to market this product.  Even if we obtain regulatory approval for ORAVESCENT fentanyl, the availability of a generic version of ACTIQ at that time could significantly and negatively impact sales of ORAVESCENT fentanyl.

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

PROVIGIL

The U.S. composition of matter patent for modafinil expired in 2001. We own U.S. and foreign patent rights that expire between 2014 and 2015 and cover pharmaceutical compositions and uses of modafinil, specifically, certain particle sizes of modafinil contained in the pharmaceutical composition. Ultimately, these patents might be found invalid as the result of a challenge by a third party, or a potential competitor could develop a competing product or product formulation that avoids infringement of these patents. As of the date of this report, the FDA has accepted five ANDAs for pharmaceutical products containing modafinil and containing a Paragraph IV certification in which the ANDA applicant certified that the U.S. particle-size modafinil patent covering PROVIGIL either is invalid or will not be infringed by the ANDA product. We have filed patent infringement lawsuits in U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Pharmaceuticals Inc., and Barr Laboratories, Inc. based upon the ANDAs filed by each of these companies with the FDA. The lawsuit claims infringement of our U.S. Patent No. RE37,516.  Each of the defendants has asserted defenses and/or counterclaims for non-infringement and/or patent invalidity, and defendants Teva, Ranbaxy and Mylan have moved to amend their answers and counterclaims to state inequitable conduct as a defense to our claims (we have opposed the motions and a decision is pending).  These lawsuits are currently in the discovery phase; we expect a trial to begin no earlier than late 2005.  We also recently filed suit against Carlsbad with respect to the ANDA they have filed with the FDA and discovery in this action has not yet commenced.  While we intend to vigorously defend the validity of this patent and prevent infringement, these efforts will be both expensive and time consuming and, ultimately, may not be successful.

We recently learned that Sandoz, Inc. has amended their ANDA filing from a Paragraph IV to a Paragraph III filing thereby agreeing that it will not sell a generic form of modafinil until after the expiration of the patent in 2014.  As such, we have dropped Sandoz as a party to this litigation.

Barr, Mylan and Ranbaxy have each announced the receipt of tentative FDA approval for their respective generic versions of PROVIGIL.  Under the provisions of the Hatch-Waxman Act, we are entitled to a 30-month stay of final FDA approval of these generic versions of PROVIGIL.  This stay precludes these companies from selling a modafinil-based product until the earlier to occur of the conclusion of the lawsuit or June 2006.  However, if the court finds our particle-size patent is invalid or not infringed, these companies could begin selling their modafinil-based products upon the expiration of our FDA orphan drug exclusivity, currently in December 2005, which would significantly and negatively impact revenues from PROVIGIL. We do not know whether the ANDAs filed by Teva and Carlsbad have been, or will be, tentatively approved by the FDA.

If we complete clinical studies of PROVIGIL in pediatric patients that are acceptable to the FDA, the FDA could grant us a six-month extension of our orphan drug exclusivity (to June 2006) and six months of exclusivity beyond the 2014 expiration of the particle-size patent term.

ACTIQ

With respect to ACTIQ, we hold an exclusive license to U.S. patents covering the currently approved compressed powder pharmaceutical composition and methods for administering fentanyl via this composition that are set to expire in September 2006. Corresponding patents in foreign countries are set to expire between 2009 and 2010. Our patent protection with respect to the ACTIQ formulation we sold prior to June 2003 will expire in May 2005. If we complete an additional clinical study in pediatric patients that is agreeable to the FDA, the FDA could grant us six months of exclusivity beyond the September 2006 compressed powder patent expiration.  However, even with this additional exclusivity, Barr’s license to the ACTIQ patents under the license and supply agreement could become effective as early as the launch of ORAVESCENT fentanyl (expected in late 2006), and in no event later than February 3, 2007.  In December 2004, we announced that FDA had acknowledged receipt of an ANDA filed by Barr seeking approval for a generic form of ACTIQ and in January 2005, we filed a patent infringement lawsuit against Barr to defend our patents until the license effective date.  Neither the ANDA filing nor this lawsuit modify the existing license grant to Barr, and we do not expect any change in the anticipated date of Barr’s entry to market. The entry of Barr with a generic form of ACTIQ likely will significantly and negatively impact future ACTIQ sales.

GABITRIL

With respect to GABITRIL, there are four U.S. composition-of-matter patents covering the currently approved product: a patent claiming tiagabine, the active drug substance contained in GABITRIL; a patent claiming crystalline tiagabine hydrochloride monohydrate and its use as an anti-epileptic agent; a patent claiming the pharmaceutical formulation; and a patent claiming anhydrous crystalline tiagabine hydrochloride and processes for its preparation.  These patents currently are set to expire in 2011, 2012, 2016 and 2017, respectively.   Supplemental Protection Certificates based upon corresponding foreign patents covering this product are set to expire in 2011.  Ultimately, these patents might be found invalid as the result of a challenge by a third party, or a potential competitor could develop a competing product or product formulation that avoids infringement of these patents.

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

In April 2005, we received notice from SUN Pharmaceutical Industries Limited that it had filed an ANDA with the FDA seeking approval to market a generic form of GABITRIL.  The ANDA as filed does not include a Paragraph IV certification with respect to the patent claiming tiagabine and, as such, SUN is not seeking to market a generic form of GABITRIL until the expiration of this patent in 2011.  Instead, the ANDA alleges (1) non-infringement of a patent claiming crystalline tiagabine hydrochloride monohydrate and its use as an anti-epileptic agent and a patent claiming the pharmaceutical formulation of the product and (2) non-infringement and invalidity of our patent claiming anhydrous crystalline tiagabine hydrochloride and its processes for preparation.

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

•              restrictions on our ability to enter into strategic relationships; and

•              criminal prosecution.

In September 2004, we announced that we had received subpoenas from the U.S. Attorney’s Office in Philadelphia with respect to PROVIGIL, ACTIQ and GABITRIL.  This investigation is ongoing and appears to be focused on our sales and promotional practices.  We are cooperating with the investigation and are providing documents to the government.  In addition, we have engaged in ongoing discussions with the Attorney General in Pennsylvania regarding recent media reports of instances of abuse and diversion of ACTIQ.  We have had similar discussions with the Office of the Connecticut Attorney General; in September 2004, we received a voluntary request for information from the Office of the Connecticut Attorney General asking us to provide information generally relating to our sales and promotional practices for our U.S. products.  We have agreed to comply with this voluntary request.  These matters may involve the bringing of criminal charges and fines, and/or civil penalties.  We cannot predict or determine the outcome of these matters or reasonably estimate the amount or range of amounts of any fines or penalties that might result from an adverse outcome.  However, an adverse outcome could have a material adverse effect on our financial position, liquidity and results of operations.

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

We predominately depend upon single sources for the manufacture of both the active drug substances contained in our products and for finished commercial supplies. For example:

•                  PROVIGIL: Our manufacturing facility in France is the primary source of the active drug substance modafinil. With respect to finished commercial supplies of PROVIGIL, we currently have two qualified manufacturers, DSM Pharmaceuticals, in Greenville, North Carolina, and Patheon, Inc., in Ontario, Canada.

•                  ACTIQ: Our U.S. facility in Salt Lake City, Utah, is the sole source for the worldwide manufacture and supply of finished commercial supplies of ACTIQ.

•                  GABITRIL: Abbott Laboratories manufactures finished commercial supplies of GABITRIL for the U.S. market (through at least December 2008) and Sanofi-Synthelabo manufactures GABITRIL for non-U.S. markets (through January 2005, although Sanofi has agreed to continue to produce GABITRIL through the end of the third quarter of 2005).  We have identified a third party manufacturer for the future worldwide production of the active drug substance tiagabine and finished commercial supplies of GABITRIL.  We are in the process of qualifying this manufacturer with appropriate U.S. and European regulatory authorities.

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

The administration of drugs to humans, whether in clinical trials or commercially, can result in product liability claims whether or not the drugs are actually at fault for causing an injury. Furthermore, our products may cause, or may appear to have caused, adverse side effects (including death) or potentially dangerous drug interactions that we may not learn about or understand fully until the drug has been administered to patients for some time. As our products are used more widely and in patients with varying medical conditions, the likelihood of an adverse drug reaction, unintended side effect or incidence of misuse may increase. Product liability claims can be expensive to defend and may result in large judgments or settlements against us, which could have a negative effect on our financial performance. The cost of product liability insurance has increased in recent years, and the availability of coverage has decreased. Nevertheless, we maintain product liability insurance in amounts we believe to be commercially reasonable. However, any claims could easily exceed our coverage limits. Even if a product liability claim is not successful, the adverse publicity and time and expense of defending such a claim may interfere with our business.

We may be unable to repay our substantial indebtedness and other obligations.

As of March 31, 2005, we had $1,288.3 million of indebtedness outstanding, including $1,271.9 million outstanding under convertible notes with stated conversion prices or restricted conversion prices higher than our stock price as of the date of this filing. Of our convertible notes outstanding as of the filing date of this report, $521.8 million mature in 2006. There are no restrictions on our use of our existing cash, cash equivalents and investments, and we cannot be sure that these funds will be available or sufficient in the future to enable us to repay our indebtedness. In the future, these factors, among other things, could make it difficult for us to service, repay or refinance our indebtedness or to obtain additional financing, or limit our flexibility and make us more vulnerable in the event of a downturn in our business. Unless we are able to generate cash flow from operations that, together with our available cash on hand, is sufficient to repay our indebtedness, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

Our customer base is highly concentrated.

Our principal customers are wholesale drug distributors. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. Three large wholesale distributors, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, control a significant share of this network. These three wholesaler customers, in the aggregate, accounted for 87% of our worldwide net sales for the quarter ended March 31, 2005. Fluctuations in the buying patterns of these customers, which may result from seasonality, wholesaler buying decision or other factors outside of our control, could significantly affect the level of our net sales on a period to period basis.  Because of this, the amounts purchased by these customers during any quarterly or annual period may not correlate to the level of underlying demand evidenced by the number of prescriptions written for such products, as reported by IMS Health Incorporated.  Furthermore, the loss or bankruptcy of any of these customers could materially and adversely affect our results of operations and financial condition.

Our internal controls over financial reporting may not be considered effective, which could result in possible regulatory sanctions and a decline in our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to furnish annually a report on our internal controls over financial reporting.  The internal control report must contain an assessment by our management of the effectiveness of our internal control over financial reporting (including the disclosure of any material weakness) and a statement that our independent auditors have attested to and reported on management’s evaluation of such internal controls.  The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting.  In order for management to evaluate our internal controls, we must regularly review and document our internal control processes and procedures and test such controls.  Ultimately, we or our independent auditors could conclude that our internal control over financial reporting may not be effective if, among others things:

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

In our acquisition of CIMA LABS, we secured rights to the product development candidate, ORAVESCENT fentanyl, as well as CIMA LABS’ existing drug delivery business.  We estimated a value for ORAVESCENT fentanyl by making certain assumptions about, among other things, the likelihood and timing of ORAVESCENT fentanyl approval and the potential market for the product.  This estimated value of ORAVESCENT fentanyl comprised a significant portion of the total consideration we paid to CIMA LABS stockholders.  Ultimately, our assumptions may prove to be incorrect, which could cause us to fail to realize the anticipated benefits of the CIMA LABS transaction.

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

In light of these challenges, we may not be able to successfully manage the operations and personnel of CIMA LABS.  Customer dissatisfaction, manufacturing, supply or distribution problems associated with the products that utilize CIMA LABS’ technology and intense competition in the filed of drug delivery technology could cause its pharmaceutical business to underperform relative to our expectations, which could have a material adverse effect on our business.   We also could experience financial or other setbacks if CIMA LABS’ business has problems or liabilities of which we were not aware or that are substantially greater than we anticipated based on our evaluation of the business prior to the acquisition.  Currently, a significant majority of CIMA LABS’ revenues are derived from only three customers.  The loss of any one of these customers, or a decline in the market acceptance of the products we develop and manufacture for them, could significantly impact revenues from the CIMA LABS business.

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

The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future. For example, from January 1, 2004 through March 31, 2005 our common stock traded at a high price of $60.98 and a low price of $41.58. Negative announcements, including, among others:

•                  adverse regulatory decisions;

•                  disappointing clinical trial results;

•                  disputes and other developments concerning patent or other proprietary rights with respect to our products; or

•                  sales or operating results that fall below the market’s expectations could trigger significant declines in the price of our common stock. In addition, external events, such as news concerning economic conditions, our competitors or our customers, changes in government regulations impacting the biotechnology or pharmaceutical industries or the movement of capital into or out of our industry, also are likely to affect the price of our common stock, regardless of our operating performance.

A portion of our revenues and expenses is subject to exchange rate fluctuations in the normal course of business, which could adversely affect our reported results of operations.

Historically, a portion of our revenues and expenses has been earned and incurred, respectively, in currencies other than the U.S. dollar. For the quarter ended March 31, 2005, approximately 16% of our revenues were denominated in currencies other than the U.S. dollar. We translate revenues earned and expenses incurred into U.S. dollars at the average exchange rate applicable during the relevant period. A weakening of the U.S. dollar would, therefore, increase both our revenues and expenses. Fluctuations in the rate of exchange between the U.S. dollar and the euro and other currencies may affect period-to-period comparisons of our operating results. Historically, we have not hedged our exposure to these fluctuations in exchange rates.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to foreign currency exchange risk related to operations conducted by our European subsidiaries that have transactions, assets, and liabilities denominated in foreign currencies that are translated into U.S. dollars for consolidated financial reporting purposes.  Historically, we have not hedged any of these foreign currency exchange risks.  For the three months ended March 31, 2005, an average 10% weakening of the U.S. dollar relative to the currencies in which our European subsidiaries operate would have resulted in an increase of $4.4 million in reported total revenues and a corresponding increase in reported expenses.  This sensitivity analysis of the effect of changes in foreign currency exchange rates does not assume any changes in the level of operations of our European subsidiaries.

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

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required by this Item is incorporated by reference to footnote 7 of the Consolidated Financial Statements included in Part I, Item 1 of this Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Company and Affiliated Purchasers. During the first quarter of 2005, we repurchased $3,000 principal amount of our zero coupon convertible subordinated notes first putable June 2010.  The Notes are convertible, at the holder’s option, into shares of our common stock at a price of $56.50 per share, subject to certain limitations.  The following table sets forth information regarding our repurchases of the Notes.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Principal Amount of Notes Purchased		Average Price Paid Per $1,000 Principal Amount of the Notes		Total Principal Amount of Notes Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Notes that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2005	—		—		—	—
February 1 – February 28, 2005	$3,000	(1)	$700	(2)	—	—
March 1 – March 31, 2005	—		—		—	—
Total	$3,000		$700		—	—

(1)   The total principal amount of these Notes was convertible into 53 shares of the Company’s common stock as of the date of repurchase.

(2)   On an “as converted” basis, the average purchase price paid per share of common stock issuable upon conversion of the Notes was $39.62.

ITEM 5.   OTHER INFORMATION

Ratios of Earnings to Fixed Charges

Our deficiency of earnings available to cover fixed charges for the years ended December 31, 2000, 2001 and 2004 was $102.8 million, $61.1 million and $28.2 million, respectively.  Since earnings were insufficient to cover fixed charges for the years ended December 31, 2000, 2001 and 2004 we are unable to provide ratios of earnings to fixed charges for each respective period.

Our ratio of earnings to fixed charges for the years ended December 31, 2002 and 2003 and the three months ended March 31, 2005 was 2.57x, 5.18x, and 7.14x, respectively.

ITEM 6.  EXHIBITS

Exhibits:

Exhibit No.	Description
10.1	Cephalon, Inc. 2005 Management Incentive Compensation Plan, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 3, 2005.

31.1	Certification of Frank Baldino, Jr., Chairman and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of J. Kevin Buchi, Senior Vice President and Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Frank Baldino, Jr., Chairman and Chief Executive Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of J. Kevin Buchi, Senior Vice President and Chief Financial Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

CEPHALON, INC.
(Registrant)

May 9, 2005	By	FRANK BALDINO, JR.
Frank Baldino, Jr., Ph.D.
Chairman and Chief Executive Officer
(Principal executive officer)

	By	J. KEVIN BUCHI
J. Kevin Buchi
Senior Vice President and Chief Financial Officer
(Principal financial and accounting officer)