Form 10-Q
period 2005-06-30
CEPHALON INC
filed 2005-08-09
CIK 873364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number         0-19119

CEPHALON, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	23-2484489
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

41 Moores Road, Frazer, PA	19355
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 3, 2005
Common Stock, par value $.01	58,062,149 Shares

CEPHALON, INC. AND SUBSIDIARIES

INDEX

Cautionary Note Regarding Forward-Looking Statements

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Consolidated Balance Sheets -
June 30, 2005 and December 31, 2004

Consolidated Statements of Operations -
Three and six months ended June 30, 2005 and 2004

Consolidated Statements of Stockholders’ Equity -
June 30, 2005 and December 31, 2004

Consolidated Statements of Cash Flows -
Six months ended June 30, 2005 and 2004

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

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

iii

CEPHALON, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share data)	2005	2004
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,030,332	$574,244
Investments	207,196	217,432
Receivables, net	153,868	208,225
Inventory, net	109,981	86,629
Deferred tax asset	50,854	47,118
Other current assets	48,787	39,915
Total current assets	1,601,018	1,173,563

PROPERTY AND EQUIPMENT, net	264,397	244,834
GOODWILL	369,534	372,534
INTANGIBLE ASSETS, net	412,954	449,402
DEBT ISSUANCE COSTS, net	45,133	25,401
DEFERRED TAX ASSET, net	275,251	163,620
OTHER ASSETS	23,724	22,549
	$2,992,011	$2,451,903

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$4,299	$5,114
Accounts payable	58,659	52,488
Accrued expenses	181,652	169,568
Current portion of deferred revenues	816	868
Total current liabilities	245,426	228,038

LONG-TERM DEBT	2,081,092	1,284,410
DEFERRED REVENUES	902	1,769
DEFERRED TAX LIABILITIES	90,689	94,100
OTHER LIABILITIES	15,420	13,542
Total liabilities	2,433,529	1,621,859

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, 2,500,000 shares issued, and none outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 58,060,982 and 57,973,050 shares issued, and 57,727,482 and 57,640,266 shares outstanding	581	580
Additional paid-in capital	1,150,847	1,172,499
Treasury stock, 333,500 and 332,784 shares outstanding, at cost	(14,892)	(14,860)
Accumulated deficit	(617,488)	(395,118)
Accumulated other comprehensive income	39,434	66,943
	558,482	830,044
Total stockholders’ equity	$2,992,011	$2,451,903

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2005	2004	2005	2004

REVENUES:
Sales	$272,608	$234,990	$539,217	$445,381
Other revenues	13,363	4,487	26,735	9,078
	285,971	239,477	565,952	454,459

COSTS AND EXPENSES:
Cost of sales	35,350	29,840	76,464	55,817
Research and development	82,891	74,043	163,657	130,525
Selling, general and administrative	101,422	85,202	199,651	167,704
Depreciation and amortization	20,155	11,646	38,805	23,143
Impairment charge	—	30,071	—	30,071
Acquired in-process research and development	290,115	—	290,115	—
	529,933	230,802	768,692	407,260

INCOME (LOSS) FROM OPERATIONS	(243,962)	8,675	(202,740)	47,199

OTHER INCOME AND EXPENSE
Interest income	7,453	3,589	12,312	6,835
Interest expense	(6,266)	(5,822)	(11,817)	(11,712)
Charge on early extinguishment of debt	—	—	—	(961)
Other income (expense), net	686	(1,336)	2,021	(1,802)
	1,873	(3,569)	2,516	(7,640)

INCOME (LOSS) BEFORE INCOME TAXES	(242,089)	5,106	(200,224)	39,559

INCOME TAX EXPENSE	(6,943)	(13,489)	(22,146)	(26,231)

NET INCOME (LOSS)	$(249,032)	$(8,383)	$(222,370)	$13,328

BASIC INCOME (LOSS) PER COMMON SHARE	$(4.29)	$(0.15)	$(3.83)	$0.24

DILUTED INCOME (LOSS) PER COMMON SHARE	$(4.29)	$(0.15)	$(3.83)	$0.23

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	58,046	56,110	58,020	56,007

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-ASSUMING DILUTION	58,046	56,110	58,020	57,228

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Comprehensive		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive
(In thousands, except share data)	Income (Loss)	Total	Shares	Amount	Capital	Shares	Amount	Deficit	Income

BALANCE, JANUARY 1, 2004		$770,370	55,842,510	$558	$1,052,059	308,828	$(13,692)	$(321,305)	$52,750

Net Loss	$(73,813)	(73,813)						(73,813)

Foreign currency translation gain	16,071
Unrealized investment losses	(1,878)
Other comprehensive gain	14,193	14,193							14,193
Comprehensive loss	$(59,620)

Issuance of common stock upon conversion of convertible notes		105,122	1,518,169	15	105,107

Tax effect upon conversion of convertible notes		(10,100)			(10,100)

Stock options exercised		12,051	535,446	6	12,045

Tax benefit from the exercise of stock options		8,017			8,017

Restricted stock award plan		5,372	76,925	1	5,371

Treasury stock acquired		(1,168)				23,956	(1,168)

BALANCE, DECEMBER 31, 2004		830,044	57,973,050	580	1,172,499	332,784	(14,860)	(395,118)	66,943

Net Loss	$(222,370)	(222,370)						(222,370)

Foreign currency translation loss	(26,887)
Unrealized investment losses	(622)
Other comprehensive loss	(27,509)	(27,509)							(27,509)
Comprehensive loss	$(249,879)

Sale of warrants associated with convertible subordinated notes		194,047			194,047

Purchase of convertible note hedge associated with convertible subordinated notes		(339,052)			(339,052)

Tax benefit from the purchase of convertible note hedge		118,668			118,668

Stock options exercised		1,866	87,932	1	1,865

Tax benefit from the exercise of stock options, net of adjustment		(2,267)			(2,267)

Restricted stock award plan		5,087			5,087

Treasury stock acquired		(32)				716	(32)

BALANCE, JUNE 30, 2005 (Unaudited)		$558,482	58,060,982	$581	$1,150,847	333,500	$(14,892)	$(617,488)	$39,434

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(222,370)	$13,328
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	8,399	4,255
Tax benefit from exercise of stock options	733	2,999
Depreciation and amortization	47,612	24,760
Amortization of debt issuance costs	5,633	4,379
Stock-based compensation expense	5,087	2,495
Non-cash charge on early extinguishment of debt	—	961
Pension curtailment	—	(4,214)
Loss on disposals of property and equipment	658	430
Impairment charge	—	30,071
Acquired in-process research and development	130,115	—
Increase (decrease) in cash due to changes in assets and liabilities, net of effect from acquisition:
Receivables	48,539	(12,469)
Inventory	(28,580)	(5,541)
Other assets	(16,540)	5,037
Accounts payable, accrued expenses and deferred revenues	17,291	13,419
Other liabilities	(1,439)	1,449

Net cash (used for) provided by operating activities	(4,862)	81,359

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(45,837)	(18,850)
Acquisition of Salmedix, net of cash acquired	(130,733)	—
Acquisition of intangible assets	—	(261)
Sales and maturities of investments	9,614	11,970
Purchases of investments	—	(136,756)

Net cash used for investing activities	(166,956)	(143,897)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of common stock options	1,866	8,366
Acquisition of treasury stock	(32)	(14)
Payments on and retirements of long-term debt	(1,687)	(13,205)
Net proceeds from issuance of convertible subordinated notes	776,000	—
Proceeds from sale of warrants	194,047	—
Purchase of convertible note hedge	(339,052)	—

Net cash provided by (used for) financing activities	631,142	(4,853)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3,236)	(2,314)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	456,088	(69,705)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	574,244	1,115,699

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,030,332	$1,045,994

Non-cash financing activities:
Tax benefit from the purchase of convertible note hedge	$118,668	$—

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

Recent Accounting Pronouncements

We are currently in the process of evaluating or adopting the following recent accounting pronouncements:

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs,” which requires abnormal amounts of idle capacity and spoilage costs to be excluded from the cost of inventory and expensed when incurred.  This Statement is effective for fiscal years beginning after June 15, 2005.  We are currently evaluating the impact of SFAS No. 151 and we do not expect the adoption of this statement to have a material impact on the financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123 “Accounting for Stock-Based Compensation,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  This Statement requires that an entity measure the cost of equity based service awards based on the grant-date fair value of the award and recognize the cost of such awards over the period during which the employee is required to provide service in exchange for the award (the vesting period).  The Statement requires that an entity measure the cost of liability-based service awards based on current fair value that is remeasured subsequently at each reporting date through the settlement date.  On April 14, 2005, the Securities Exchange Commission delayed the effective date of SFAS No. 123R to annual periods that begin after June 15, 2005.  We will adopt this new standard effective January 2006, under the prospective method, which will require us to recognize share-based compensation expense in our statement of operations. We have not yet quantified the impact this statement will have on our future results but we expect that it will be material.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which requires retrospective application to prior period financial statements of changes in accounting principle or corrections of errors, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change, or where there is other specific guidance.  This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  We have not recorded any changes in accounting principle or made any corrections of errors under the scope of SFAS No. 154.  We will continue to evaluate these types of activities each reporting period going forward.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47).  FIN 47 clarifies that the term conditional asset retirement refers to an entity’s legal obligation to perform an asset retirement activity in which the timing and method of settlement are conditional on a future event that may or may not be within the control of the entity.  FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated.   We do not expect the application of FIN 47, effective the end of fiscal years ending after December 15, 2005, to have a material effect on our financial position, results of operations or cash flows.

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

	For the three months		For the six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(249,032)	$(8,383)	$(222,370)	$13,328
Add: Stock-based compensation expense included in net income, net of related tax effects	1,740	773	3,415	1,559
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,115)	(7,671)	(15,217)	(15,101)
Pro forma net income (loss)	$(255,407)	$(15,281)	$(234,172)	$(214)

Earnings per share:
Basic income (loss) per share, as reported	$(4.29)	$(0.15)	$(3.83)	$0.24
Basic income (loss) per share, pro forma	$(4.40)	$(0.27)	$(4.04)	$0.00

Diluted income (loss) per share, as reported	$(4.29)	$(0.15)	$(3.83)	$0.23
Diluted income (loss) per share, pro forma	$(4.40)	$(0.27)	$(4.04)	$0.00

No change to our previously reported earnings per share for the three and six months ended June 30, 2004 has resulted from our adoption of EITF No. 04-8, which was effective on December 15, 2004.  See Note 10.

2.             ACQUISITION CIMA LABS INC.

On August 12, 2004, we completed our acquisition of CIMA LABS INC.  Under the Agreement and Plan of Merger dated November 3, 2003, we acquired each outstanding share of CIMA LABS common stock for $34.00 per share in cash.  The total cash paid to CIMA LABS stockholders in the transaction was approximately $482.5 million, net of CIMA LABS’ existing cash on hand, or $409.4 million, net of its cash, cash equivalents and investments.  As a result of the acquisition, we obtained the rights to CIMA LABS’ ACCELANYL™ product candidate (formerly referred to as ORAVESCENT®

fentanyl),  which is currently in Phase 3 clinical trials for the treatment of breakthrough cancer pain in opioid-tolerant patients.  ACCELANYL utilizes an enhanced absorption transmucosal drug delivery technology that we believe may facilitate the rapid onset of pain relief in such patients.  We are targeting approval of this product by the FDA in late 2006.

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

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition:

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

Of the $113.1 million of acquired intangible assets, $70.0 million was assigned to the DuraSolv® technology with an estimated useful life of 14 years, $32.7 million was assigned to the OraSolv® technology with a weighted average estimated useful life of approximately 6 years, and $10.4 million was assigned to the developed OraVescent™ technology with an estimated useful life of 15 years. The $68.8 million of goodwill was assigned to our United States biopharmaceutical segment.  In accordance with SFAS 142, goodwill is not amortized, but will be subject to a periodic assessment for impairment by applying a fair-value-based test. None of this goodwill is expected to be deductible for income tax purposes.

Our purchase price allocation was finalized during the first quarter of 2005. We allocated $185.7 million of the purchase price to in-process research and development projects. In-process research and development (IPR&D) represents the valuation of acquired, to-be-completed research projects. At the acquisition date, CIMA LABS’ ongoing research and development initiatives were primarily involved with the development and commencement of Phase 3 clinical trials of ACCELANYL for the treatment of breakthrough cancer pain in opioid-tolerant patients, and several other minor ongoing research and development projects.  At the acquisition date of August 12, 2004, CIMA LABS had spent approximately $5.6 million on the ACCELANYL in-process research and development project.  As of the end the second quarter of 2005, we have spent an additional $9.2 million on the project, and we expect to spend an additional $7.5 million through the remainder of 2005. We expect to submit an NDA for approval of this product later in 2005.  The estimated revenues for the in-process projects are expected to be recognized from 2006 through 2019.

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

The following unaudited pro forma information shows the results of our operations for the three and six months ended June 30, 2004 as though the acquisition had occurred as of the beginning of the period presented:

	Three months ended	Six months ended
	June 30,	June 30,
	2004	2004
Total Revenues	$254,181	$484,857
Net Income (loss)	$(10,363)	$9,757
Basic and diluted net income per common share:
Basic income (loss) per common share	$(0.18)	$0.17
Diluted income (loss) per common share	$(0.18)	$0.17

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

3.     ACQUISITION OF SALMEDIX, INC.

On June 14, 2005, we completed our acquisition of Salmedix, Inc. (Salmedix).  Under the Agreement and Plan of Merger dated May 12, 2005, we acquired all of the outstanding capital stock of Salmedix for $160.9 million in cash and future payments totaling up to $40 million upon achievement of certain regulatory milestones.  The acquisition was funded from our existing cash on hand and was accounted for as an asset acquisition, as Salmedix is a development stage company.  As a result of the acquisition, we obtained the rights to market TREANDA™ (bendamustine hydrochloride) for which we currently are enrolling sites for Phase III clinical trials in the United States and Canada for the treatment of indolent (slowly progressing) non-Hodgkin’s lymphoma (NHL), a type of hematologic malignancy.  Of the purchase price,  $30.8 million has been allocated to the fair value of the tangible net assets and liabilities as of the acquisition date, with the remaining purchase price of $130.1 million allocated to IPR&D relating primarily to TREANDA.  We did not record a tax benefit for the IPR&D charge related to Salmedix since we did not acquire a tax basis in its assets and do not expect to realize a tax deduction.  We recognized a net deferred tax asset of $4.3 million relating to the U.S. federal and state net operating losses acquired from Salmedix, which we believe are more likely than not to be utilized.  The results of operations for Salmedix have been included in our consolidated financial statements as of the acquisition date.

4.     VIVITREX LICENSE AND COLLABORATION

In June 2005, we entered into a license and collaboration agreement with Alkermes, Inc. to develop and commercialize VIVITREX® (naltrexone long-acting injection) in the United States.  Concurrent with the execution of this agreement, we entered into a supply agreement under which Alkermes will provide to us finished commercial supplies of VIVITREX.  VIVITREX is an investigational drug in development by Alkermes for the treatment of alcohol dependence.

Alkermes submitted an NDA for VIVITREX to the FDA on March 31, 2005, which has been granted priority review.  We made an initial payment of $160 million cash to Alkermes upon execution of the agreement, all of which has been recorded as an IPR&D charge as the product has not yet received FDA approval.  We recognized a valuation allowance on the majority of the potential tax benefit related to the acquired product rights as we believe it is more likely than not that such potential tax benefit will not be realized.  We also have agreed to make an additional cash payment of $110 million to Alkermes if VIVITREX is approved by the FDA.  Alkermes also could receive up to an additional $220 million in milestone payments from us upon attainment of certain agreed-upon sales levels of VIVITREX.

Cephalon and Alkermes have formed a joint steering committee that will share responsibility for the commercialization, development and supply strategy for VIVITREX.  We will have primary responsibility for the commercialization of VIVITREX, while Alkermes will be responsible for obtaining marketing approval and manufacturing the product.  Until the later of December 31, 2007 or 18 months following FDA approval of the product, Alkermes is responsible for any cumulative losses up to $120 million and Cephalon is responsible for any cumulative losses in excess of $120 million.  Pre-tax profit, as adjusted for certain items, and losses incurred after the later of December 31, 2007 or 18 months following FDA approval will be split equally between the parties.  Cephalon will recognize product sales upon commercial launch.

5.     INVENTORY, NET

Inventory consisted of the following:

	June 30,	December 31,
	2005	2004

Raw materials	$53,521	$31,511
Work-in-process	16,674	4,286
Finished goods	39,786	50,832
	$109,981	$86,629

We capitalize inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. We could be required to expense previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential factors. At June 30, 2005, we had $45.3 million of capitalized inventory costs for products that have not yet received regulatory approval.

6.     INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

		June 30, 2005			December 31, 2004
	Estimated	Gross		Net	Gross		Net
	Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Lives	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed Technology acquired from Group Lafon	10-15 years	$132,000	$34,533	$97,467	$132,000	$29,600	$102,400
Trademarks/tradenames acquired from Group Lafon.	15 years	16,000	3,733	12,267	16,000	3,200	12,800
GABITRIL product rights	9-15 years	112,696	33,033	79,663	119,352	29,859	89,493
Novartis CNS product rights	10 years	41,641	18,738	22,903	41,641	16,656	24,985
ACTIQ marketing rights	10 years	75,465	27,533	47,932	75,465	23,707	51,758
Modafinil marketing rights	10 years	9,098	2,497	6,601	10,288	2,314	7,974
DuraSolv® technology	14 years	70,000	4,261	65,739	70,000	1,826	68,174
OraSolv® technology	6 years	32,700	4,588	28,112	32,700	1,966	30,734
OraVescent® technology	15 years	10,400	592	9,808	10,400	254	10,146
NAXY and MONO-NAXY product rights	5 years	39,187	3,281	35,906	44,343	176	44,167
Other product rights	5-14 years	20,247	13,691	6,556	22,283	15,512	6,771
		$559,434	$146,480	$412,954	$574,472	$125,070	$449,402

Other intangible assets are amortized over their estimated useful economic life using the straight-line method.  Amortization expense was $13.4 million and $8.4 million for the three months ended June 30, 2005 and 2004, respectively, and $26.7 million and $16.8 million for the six months ended June 30, 2005 and 2004, respectively.  Estimated amortization expense of intangible assets for each of the next five fiscal years is approximately $54 million.

7.     LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
	2005	2004
2% convertible senior subordinated notes due June 2015	$800,000	$—
2.5% convertible subordinated notes due December 2006	521,750	521,750
Change in fair value of hedged portion of 2.5% convertible subordinated notes	(3,671)	(1,772)
Zero Coupon convertible subordinated notes first putable 2008 (Old)	313	303
Zero Coupon convertible subordinated notes first putable 2010 (Old)	99	102
Zero Coupon convertible subordinated notes first putable June 2008 (New)	374,822	374,697
Zero Coupon convertible subordinated notes first putable June 2010 (New)	374,984	374,898
Mortgage and building improvement loans	9,382	9,721
Capital lease obligations	2,678	3,270
Other	5,034	6,555
Total debt	2,085,391	1,289,524
Less current portion	(4,299)	(5,114)
Total long-term debt	$2,081,092	$1,284,410

2% Convertible Senior Subordinated Notes

In June 2005, we issued through a public offering $800 million of 2% convertible senior subordinated notes due June 1, 2015 (“the 2% Notes”).  As part of the offering, we granted the underwriters of the offering an option, solely to cover over-allotments, to purchase up to an additional aggregate $120 million principal amount of the 2% Notes.  This option was exercised in full in July 2005, bringing the total amount of the 2% Notes issued as of the filing of this report to $920 million.   Interest on the notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2005.

The 2% Notes are subordinated to our existing and future senior indebtedness and senior to the Company’s existing and future subordinated indebtedness.  The 2% Notes are convertible prior to maturity, subject to certain conditions described below, into cash and shares of our common stock at an initial conversion price of $46.70 per share, subject to adjustment (equivalent to a conversion rate of approximately 21.4133 shares per $1,000 principal amount of 2% Notes).

The 2% Notes also contain a restricted convertibility feature that does not affect the conversion price of the 2% Notes but, instead, places restrictions on a holder’s ability to convert their 2% Notes into shares of our common stock (“conversion shares”).  A holder may convert the 2% Notes prior to December 1, 2014 only if one or more of the following conditions are satisfied:

•      if, on the trading day prior to the date of surrender, the closing sale price of our common stock is more than 120% of the applicable conversion price per share (the “conversion price premium”);

•      if the average of the trading prices of the 2% Notes for any five consecutive trading day period is less than 100% of the average of the conversion values of the 2% Notes during that period; or

•      if we make certain significant distributions to our holders of common stock; we enter into specified corporate transactions; or our common stock ceases to be approved for listing on the Nasdaq National Market and is not listed for trading on a U.S. national securities exchange or any similar U.S. system of automated securities price dissemination.

Holders also may surrender their 2% Notes for conversion anytime after December 1, 2014 and on or prior to the close of business on the business day immediately preceeding the maturity date, regardless if any of the foregoing conditions have been satisfied.  Upon the satisfaction of any of the foregoing conditions as of the last day of the reporting period, or during the twelve months prior to December 1, 2014, we would classify the then-aggregate principal balance of the 2% Notes as a current liability on our balance sheet and would write off to expense all remaining unamortized debt issuance charges.

Each $1,000 principal amount of the 2% Notes is convertible into cash and shares of our common stock, if any, based on an amount (the “Daily Conversion Value”), calculated for each of the twenty trading days immediately following the conversion date (the “Conversion Period”). The Daily Conversion Value for each trading day during the Conversion Period for each $1,000 aggregate principal amount of the 2% Notes is equal to one-twentieth of the product of the then applicable conversion rate multiplied by the volume weighted average price of our common stock on that day.

For each $1,000 aggregate principal amount of the 2% Notes surrendered for conversion, we will deliver the aggregate of the following for each trading day during the Conversion Period:

(1) if the Daily Conversion Value for each trading day for each $1,000 aggregate principal amount of the 2% Notes exceeds $50.00, (a) a cash payment of $50.00 and (b) the remaining Daily Conversion Value in shares of our common stock; or

(2) if the Daily Conversion Value for each trading day for each $1,000 aggregate principal amount of the 2% Notes is less than or equal to $50.00, a cash payment equal to the Daily Conversion Value.

If the 2% Notes are converted in connection with certain fundamental changes that occur prior to June 2015, we may be obligated to pay an additional (or “make whole”) premium with respect to the 2% Notes so converted.

The aggregate commissions and other debt issuance costs incurred with respect to the issuance of the Notes are $24.0 million, which have been capitalized as debt issuance costs on our consolidated balance sheet and are being amortized until December 1, 2014, the first date that the 2% Notes are convertible at the option of the holder.

Convertible Note Hedge Strategy

Concurrent with the sale of the 2% Notes in June 2005, we purchased a convertible note hedge from Deutsche Bank AG (DB) at a cost of $339.1 million.  We also sold to DB warrants to purchase an aggregate of 17,130,621 shares of our common stock and received net proceeds from the sale of these warrants of $194.0 million.  Taken together, the convertible note hedge and warrant agreements have the effect of increasing the effective conversion price of the 2% Notes from our perspective to $67.92 per share.  At our option, the warrants may be settled in either net cash or net shares.  The convertible note hedge must be settled using net shares.  Under the convertible note hedge, DB will deliver to us the aggregate number of shares we are required to deliver to a holder of 2% Notes that presents such notes for conversion.  If the market price per share of our common stock is above $67.92 per share, we will be required to deliver either shares of our common stock or cash to DB representing the value of the warrants in excess of the strike price of the warrants.  In accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a

Company’s Own Stock” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” we recorded the convertible note hedge and warrants in additional paid in capital as of June 30, 2005, and will not recognize subsequent changes in fair value. We also recognized a deferred tax asset of $118.7 million in the second quarter of 2005 for the effect of the future tax benefits related to the convertible note hedge.

The warrants have a strike price of $67.92.  The warrants are exercisable only on the respective expiration dates (European style).  We issued and sold the warrants to DB in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, because the offer and sale did not involve a public offering.  There were no underwriting commissions or discounts in connection with the sale of the warrants.

In connection with the underwriters exercise of the $120 million overallotment option in July 2005, we amended the convertible note hedge and warrant agreements with DB and entered into an additional convertible note hedge agreement.  Under these agreements, we purchased from DB a convertible note hedge at a cost of $43.2 million, and sold to DB warrants to purchase an additional aggregate of 2,569,593 shares of our common stock and received net proceeds from the sale of these warrants of $23.0 million.  As a result, the total number of shares of our common stock that could be purchased under the warrant agreements held by DB is 19,700,214.

2.5% Convertible Subordinated Notes

In July 2005, we completed a cash tender offer for our outstanding 2.5% Convertible Subordinated Notes Due December 2006 (“the 2.5% Notes”). As a result of the tender, we purchased approximately $512 million of the 2.5% Notes at a price of $975 for each $1,000 of principal amount of 2.5% Notes tendered, plus accrued and unpaid interest to the date of payment of $1.94 for each $1,000 of notes.  As a result of the completion of the tender offer, there remains approximately $10 million of the 2.5% Notes outstanding.

In July 2005, we also terminated the interest rate swap agreement associated with $200 million notional amount of the 2.5% Notes.   In the third quarter of 2005, we expect to recognize a net gain of $2.2 million consisting of a gain on extinguishment of the 2.5% Notes of $7.5 million and a loss on the termination of the interest rate swap of $5.3 million.

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

8.     LEGAL PROCEEDINGS

We have filed a patent infringement lawsuit  in U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals, Inc., Ranbaxy Laboratories Limited and Barr Laboratories, Inc. based upon the ANDAs filed by each of these companies with the FDA seeking approval to market a generic form of modafinil.  The lawsuit claims infringement of our U.S. Patent No. RE37,516 (“the ‘516 Patent”) which covers the pharmaceutical compositions and methods of treatment with the form of modafinil contained in PROVIGIL.  Each of the defendants has asserted defenses and/or counterclaims for non-infringement and/or patent invalidity. Defendants Teva, Ranbaxy and Mylan have amended their answers to state inequitable conduct as a defense to our infringement claims. Defendants Mylan and Ranbaxy also have asserted new counterclaims for patent unenforceability based on alleged inequitable conduct.  We have moved to dismiss those new counterclaims, Mylan and Ranbaxy have opposed our motions, and a decision is pending.  Discovery in this lawsuit is substantially complete, and the defendants have indicated that they intend to file motions for summary judgment of invalidity and non-infringement.  We expect a trial to begin no earlier than late 2005.  In early 2005, we also filed suit for infringement of the ‘516 Patent against Carlsbad Technology, Inc. in the U.S. District Court in New Jersey based upon the ANDA filed by Carlsbad with the FDA seeking to market a generic form of modafinil.  Carlsbad has asserted counterclaims for non-infringement of the ‘516 Patent and invalidity of the ‘516 Patent.  Carlsbad has also asserted a counterclaim for non-infringement of our U.S. Patent No. 4,927,855 (which we have not asserted against Carlsbad).  We have moved to dismiss all of Carlsbad’s counterclaims; Carlsbad has not yet responded to our motion, which is pending.  Discovery in this action has not yet commenced.    While we intend to vigorously defend the validity of these patents and prevent infringement, these efforts will be both expensive and time consuming and, ultimately, may not be successful.

In June 2005, Tenlec Pharma Limited was issued a product license by the Medicines and Healthcare products Regulatory Agency in the United Kingdom for its generic version of PROVIGIL, which will be marketed and sold jointly with Teva UK Limited.  Following the issuance of this license, we and our subsidiary, Cephalon (UK) Limited, filed a lawsuit against Teva and Tenlac claiming infringement of the European patents covering PROVIGIL, which do not expire until 2014.  Tenlec and Teva deny infringement and have claimed that the patents are invalid.  Notwithstanding this, in late July 2005, Teva and Tenlec provided undertakings to the High Court of London agreeing that they will not market or sell a generic version of PROVIGIL in the United Kingdom, prior to a trial and court decision, currently anticipated in early 2006. While we intend to vigorously defend the validity of these patents and prevent infringement, these efforts will be both expensive and time consuming and ultimately, may not be successful.

In January 2005, we filed a patent infringement lawsuit in U.S. District Court in Delaware against Barr Laboratories, Inc., claiming infringement of U.S. Patent No. 4,863,737, based on an ANDA filed by Barr seeking approval to market a generic form of ACTIQ.  Barr has asserted counterclaims for non-infringement and patent invalidity.  We have moved to dismiss those counterclaims, Barr has opposed our motion, and a decision is pending.  This lawsuit is currently in the discovery phase.  Neither the ANDA filing nor this lawsuit affects the terms of the existing license grant to Barr of certain intellectual property related to ACTIQ, and we do not expect any change in the anticipated date of Barr’s entry to the market.  At the same time, we continue to comply in good faith with the FTC Decision and Order requiring us to provide ACTIQ manufacturing process and other information to Barr to assist its efforts to manufacture a licensed generic version of ACTIQ when Barr’s license becomes effective.  While we intend to vigorously defend the validity of the ACTIQ patents and prevent infringement by Barr until the license effective date, these efforts will be both expensive and time consuming and, ultimately, may not be successful, which would allow Barr to enter the market prior to the license effective date.

In April 2005, we received notice from SUN Pharmaceutical Industries Limited that it had filed an ANDA with the FDA seeking approval to market a generic form of GABITRIL.  GABITRIL is protected by four Orange Book-listed patents, including a composition of matter patent claiming tiagabine, the active drug substance contained in GABITRIL.  The ANDA as filed does not include a Paragraph IV certification with respect to this composition of matter patent and, as such, SUN is not seeking to market a generic form of GABITRIL until the expiration of this patent in 2011.  Instead, SUN’s notice states that its ANDA alleges (1) non-infringement of our patent claiming crystalline tiagabine hydrochloride monohydrate and its use as an anti-epileptic agent and a patent claiming the pharmaceutical formulation of the product and (2) non-infringement and invalidity of our patent claiming anhydrous crystalline tiagabine hydrochloride and its processes for preparation.

In September 2004, we announced that we had received subpoenas from the U.S. Attorney’s Office in Philadelphia with respect to PROVIGIL, ACTIQ and GABITRIL.  This investigation is ongoing and appears to be focused on our sales and promotional practices, including the extent of off-label prescribing of our products by physicians.  We are cooperating with the investigation and are providing documents to the U.S. Attorney’s Office.  In addition, we have engaged in discussions with the Attorney General in Pennsylvania regarding media reports of instances of abuse and diversion of ACTIQ.  We have had similar discussions with the Office of the Connecticut Attorney General; in September 2004, we received a voluntary request for information from the Office of the Connecticut Attorney General asking us to provide information generally relating to our sales and promotional practices for our U.S. products.  We have agreed to comply with this voluntary request.  These matters may involve the bringing of criminal charges and fines, and/or civil penalties.  We cannot predict or determine the outcome of these matters or reasonably estimate the amount or range of amounts of any fines or penalties that might result from an adverse outcome.  However, an adverse outcome could have a material adverse effect on our financial position, liquidity and results of operations.

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

9.     COMPREHENSIVE INCOME (LOSS)

Our comprehensive income includes net income (loss), unrealized gains and (losses) from foreign currency translation adjustments and unrealized investment losses.  Our total comprehensive income (loss) is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss)	$(249,032)	$(8,383)	$(222,370)	$13,328

Foreign currency translation adjustments	(12,769)	(363)	(26,887)	(6,610)
Unrealized investment (losses) gains	961	(1,233)	(622)	(1,414)
Other comprehensive loss	(11,808)	(1,596)	(27,509)	(8,024)

Comprehensive income (loss)	$(260,840)	$(9,979)	$(249,879)	$5,304

10.  EARNINGS PER SHARE (EPS)

We compute income per common share in accordance with SFAS No. 128, “Earnings Per Share.” Basic income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted income per common share is computed based on the weighted average shares outstanding and the dilutive impact of common stock equivalents outstanding during the period. The dilutive effect of employee stock options, restricted stock awards, the Zero Coupon Convertible Notes issued in December 2004 (the “New Zero Coupon Notes”) and the 2% Notes is measured using the treasury stock method. The dilutive effect of all other convertible notes is measured using the “if-converted” method.  Common stock equivalents are not included in periods where there is a loss, as they are anti-dilutive.

We adopted the guidance from the EITF’s Issue 03-6 in the second quarter of 2004. Under the guidance, we must apply the two-class method of computing EPS and allocate undistributed earnings to participating securities. We determined that our 3.875% convertible subordinated notes were participating securities as these notes contained a provision that stated that if we distributed cash to all or substantially all of our common stock holders, whether by dividend or otherwise, the holders were entitled to such distribution as if they had converted their notes into shares.  As of June 30, 2005, none of the 3.875% convertible notes are outstanding.

In September 2004, the EITF reached consensus on Issue 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings per Share.”  This Issue requires the inclusion of convertible shares for contingently convertible debt in the calculation of diluted EPS regardless of whether the contingency has been met, if the effect is dilutive. The Issue is effective for periods ending after December 15, 2004 and requires the restatement of previously reported EPS.  In December 2004, we exchanged $749.6 million of the our Zero Coupon Convertible Notes issued in July 2003 (the “Old Zero Coupon Notes”) for the New Zero Coupon Notes with substantially the same terms and conditions.  For the three and six months ended June 30, 2005 and 2004, the inclusion of the remaining $0.4 million of Old Zero Coupon Notes using the if-converted method had no effect on diluted EPS.

The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted income (loss) per common share:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic income (loss) per share computation:
Numerator:
Net income (loss) used for basic income per common share	$(249,032)	$(8,383)	$(222,370)	$13,204
Net income used for basic income per participating security	—	—	—	124
Total net income (loss)	$(249,032)	$(8,383)	$(222,370)	$13,328
Denominator:
Weighted average shares used for basic income (loss) per common share	58,046	56,110	58,020	56,007
Weighted average shares of participating securities		469	—	527

Basic income (loss) per common share:	$(4.29)	$(0.15)	$(3.83)	$0.24

Diluted income (loss) per share computation:
Numerator:
Net income (loss) used for basic income per common share	$(249,032)	$(8,383)	$(222,370)	$13,204
	—	—	—	—
Net income (loss) used for diluted income per common share	$(249,032)	$(8,383)	$(222,370)	$13,204

Denominator:
Weighted average shares used for basic income per common share	58,046	56,110	58,020	56,007
Effect of dilutive securities:
Employee stock options and restricted stock awards	—	—	—	1,221
Weighted average shares used for diluted income (loss) per common share	58,046	56,110	58,020	57,228

Diluted income (loss) per common share:	$(4.29)	$(0.15)	$(3.83)	$0.23

The following reconciliation shows the shares excluded from the calculation of diluted income (loss) per common share as the inclusion of such shares would be anti-dilutive:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Weighted average shares excluded:
Employee stock options	9,287	3,353	8,794	2,212
Convertible notes	24,840	20,816	22,126	20,874
	34,127	24,169	30,920	23,086

The 2% Notes and New Zero Coupon Notes each are considered to be instrument C securities as defined by EITF 90-19; therefore, these notes are included in the dilutive earnings per share calculation using the treasury stock method.  Under the treasury stock method, we must calculate the number of shares issuable under the terms of these notes based on the average market price of the stock during the period, and include that number in the total diluted shares figure for the period.  For example, using the treasury stock method, if the average price of our stock during the three months ended June 30, 2005 had been $65.00 or $80.00, the shares from the 2% Notes to be included in diluted EPS (assuming that the 2% Notes had been outstanding during the entire period) would have been 4.8 million and 7.1 million shares, respectively, and for the New Zero Coupon Notes would have been 1.4 million and 3.6 million shares, respectively.  The total number of shares that could potentially be included in diluted EPS is 17.1 million and 12.9 million for the 2% Notes and the New Zero Coupon Notes, respectively.  Since the average share price of our stock during the three and six months ended June 30, 2005 did not exceed the conversion prices of $46.70 for the 2% Notes and $56.50 and $59.50 for the New Zero Coupon Notes, there was no impact of these notes on diluted shares or diluted EPS during these periods.

We have entered into convertible note hedge and warrant agreements that, in combination, have the economic effect of reducing the dilutive impact of the 2% Notes and the New Zero Coupon Notes by increasing the effective conversion price for these notes, from our perspective, to $67.92 and $72.08, respectively.  SFAS 128, however, requires us to analyze the impact of the convertible note hedge and warrant agreements on diluted EPS separately.  As a result, the purchases of the convertible note hedges are excluded because their impact will always be anti-dilutive.  SFAS 128 further requires that the impact of the sale of the warrants be computed using the treasury stock method.  For example, using the treasury stock method, if the average price of our stock during the three months ended June 30, 2005 had been $65.00 or $80.00, the shares issuable pursuant to the warrants related to the 2% Notes to be included in diluted EPS (assuming that the 2% Notes had been outstanding during the entire period) would have been zero and 2.6 million shares, respectively, and the shares issuable pursuant to the warrants related to the New Zero Coupon Notes would have been zero and 1.0 million, respectively.  The total number of shares that could potentially be included under the warrants is 17.1 million for the 2% Notes and 12.9 million for the New Zero Coupon Notes.  Since the average share price of our stock during the three and six months ended June 30, 2005 did not exceed the conversion prices of either the 2% Notes or New Zero Coupon Notes, there was no impact of the warrants on diluted shares or diluted EPS during these periods.

11.  SEGMENT AND SUBSIDIARY INFORMATION

Due to changes in our internal management and reporting structure in the second quarter of 2005, our chief operating decision maker now evaluates performance and makes decisions based on two segments, United States and Europe.  As a result of this change, we have revised our segment reporting to include inter-segment sales and pre-tax income for these two segments as required by SFAS 131 “Disclosure about Segments of an Enterprise and Related Information.”  Prior to this quarter, we disclosed financial information for the United States and Europe in order to satisfy the geographical requirements of SFAS 131, but did not present inter-segment sales and pre-tax income for these two segments.

Revenue and pre-tax income for the three and six months ended June 30, 2005 and 2004, and long-lived assets as of June 30, 2005 and December 31, 2004 is provided below:

Revenues for the three months ended June 30:

	2005			2004
	United			United
	States	Europe	Total	States	Europe	Total
PROVIGIL sales	$119,993	$9,925	$129,918	$95,509	$7,252	$102,761
ACTIQ sales	87,752	4,088	91,840	83,718	1,912	85,630
GABITRIL sales	14,144	1,540	15,684	23,292	1,405	24,697
Other sales	11,550	23,616	35,166	—	21,902	21,902
Other revenues	11,351	2,012	13,363	2,683	1,804	4,487
Total External Revenues	244,790	41,181	285,971	205,202	34,275	239,477

Inter-Segment Sales	2,995	26,386	29,381	4,068	9,340	13,408
Elimination of Inter-Segment Sales	(2,995)	(26,386)	(29,381)	(4,068)	(9,340)	(13,408)

Total Revenues	$244,790	$41,181	$285,971	$205,202	$34,275	$239,477

Revenues for the six months ended June 30:

	2005			2004
	United			United
	States	Europe	Total	States	Europe	Total
PROVIGIL sales	$212,142	$17,906	$230,048	$183,440	$13,874	$197,314
ACTIQ sales	186,620	7,145	193,765	152,377	3,409	155,786
GABITRIL sales	38,845	3,229	42,074	44,326	3,082	47,408
Other sales	20,744	52,586	73,330	—	44,873	44,873
Other revenue	22,918	3,817	26,735	5,626	3,452	9,078
Total External Revenues	481,269	84,683	565,952	385,769	68,690	454,459

Inter-Segment Sales	4,470	45,129	41,551	6,633	18,250	24,883
Elimination of Inter-Segment Sales	(4,470)	(45,129)	(41,551)	(6,633)	(18,250)	(24,883)

Total Revenues	$481,269	$84,683	$565,952	$385,769	$68,690	$454,459

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Pre-tax income (loss):
United States	$(244,482)	$3,897	$(206,550)	$30,030
Europe	2,393	1,209	6,326	9,529
Total	$(242,089)	$5,106	$(200,224)	$39,559

	June 30,	December 31,
	2005	2004
Long-lived assets:
United States	$832,908	$695,279
Europe	558,085	583,061
Total	$1,390,993	$1,278,340

We will perform our annual test of impairment of goodwill as of July 1, 2005.  Under SFAS 142, as a result of our reorganization of our internal management and reporting structure, we must allocate goodwill to each of our reporting units based on their relative fair value.  We are finalizing our allocation of goodwill to our reporting units and will complete our annual test of impairment of goodwill as soon as this allocation is completed.   We do not expect to record an impairment charge as a result of this annual test of impairment.

12.          PENSIONS AND OTHER POSTRETIREMENT BENEFITS

We have a defined benefit pension plan and other postretirement benefit plans covering employees at our French subsidiaries.  These plans are noncontributory and are not funded; benefit payments are funded from operations.

A summary of the components of net periodic benefit costs is as follows:

	Pension Benefits		Pension Benefits
	For the three months		For the six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
Service cost	$126	$113	$260	$229
Interest cost	80	81	165	165
Recognized actuarial gain	(65)	(62)	(134)	(125)
Change in benefit obligation	$141	$132	$291	$269

	Other Benefits		Other Benefits
	For the three months		For the six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
Service cost	$9	$8	$18	$15
Interest cost	14	21	28	42
Amortization of prior improvements	(6)	—	(13)	0
Recognized actuarial gain	(1)	(9)	(3)	(20)
Recognized gain due to plan curtailment	—	—	0	(4,198)
Change in benefit obligation	$16	$20	$30	$(4,161)

In the first quarter of 2004, we cancelled postretirement health care benefits for employees at our French subsidiaries that had not yet retired.  This resulted in a gain of $4.2 million that has been recognized as an offset to net periodic benefits costs for the six months ended June 30, 2004.

13.  SUBSEQUENT EVENTS

On July 18, 2005, we completed the acquisition of substantially all assets related to TRISENOX® (arsenic trioxide) injection from Cell Therapeutics, Inc. (CTI) and CTI Technologies, Inc., a wholly owned subsidiary of CTI, for approximately $70 million in cash.  The acquisition agreement provides for future cash payments to CTI, totaling up to $100 million, upon the achievement of certain label expansions and sales milestones.  The parties also entered into a transition services agreement under which CTI will provide certain agreed upon services to us for a period of up to six months.  TRISENOX is indicated as a single agent for the treatment of patients with relapsed or refractory acute promyelocytic leukemia (APL), a life-threatening hematologic cancer.  CTI’s worldwide net sales of TRISENOX in 2004 totaled approximately $26.6 million.

In July 2005, we completed a cash tender offer for our outstanding 2.5% Notes. As a result of the tender, we purchased approximately $512 million of the 2.5% Notes at a price of $975 for each $1,000 of principal amount of notes tendered, plus accrued and unpaid interest to the date of payment of $1.94 for each $1,000 of notes.  As a result of the completion of the tender offer, there remains approximately $10 million of the 2.5% Notes outstanding.  Following this, in July 2005, we terminated the interest rate swap agreement associated with the $200 million notional amount of the 2.5% Notes.   In the third quarter of 2005, we expect to recognize a net gain of $2.2 million consisting of a gain on extinguishment of the 2.5% Notes of $7.5 million and a loss on the termination of the interest rate swap of $5.3 million.

In July 2005, the underwriters of the offering of our 2% Notes exercised in full their option to purchase up to an additional aggregate $120 million principal amount of the 2% Notes, bringing the total amount of the 2% Notes issued to $920 million.  In connection with the underwriters exercise of this overallotment option, we amended the convertible note hedge and warrant agreements with DB and entered into an additional convertible note hedge agreement.  Under these agreements, we purchased from DB a convertible note hedge at a cost of $43.2 million, and sold to DB warrants to purchase an additional aggregate of 2,569,593 shares of our common stock and received net proceeds from the sale of $23.0 million.  As a result, the total number of shares of our common stock subject to warrants held by DB is 19,700,214.

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

EXECUTIVE SUMMARY

Cephalon is an international biopharmaceutical company dedicated to the discovery, development and marketing of innovative products to treat sleep disorders, neurological disorders, cancer and pain. In addition to conducting an active research and development program, we now market four products in the United States and numerous products in various countries throughout Europe.  Through our wholly-owned subsidiary, CIMA LABS INC., we develop and manufacture orally disintegrating tablets using proprietary technologies.  Our three largest products in terms of product sales, PROVIGIL, ACTIQ and GABITRIL, comprised approximately 86% of our worldwide net sales for the six months ended June 30, 2005.  We market PROVIGIL, ACTIQ and GABITRIL in the United States through our approximately 500-person sales force.

Our corporate headquarters are in Frazer, Pennsylvania, and our research and development headquarters are in West Chester, Pennsylvania.  In addition, we have offices in Utah, Minnesota, France, the United Kingdom, Germany and Switzerland. We operate manufacturing facilities in France for the production of modafinil, which is the active drug substance in PROVIGIL, in Utah for the production of ACTIQ, and in Minnesota for the production of orally disintegrating versions of drugs for our partners.

Our future success is highly dependent on obtaining and maintaining patent protection for our products and technology.  With respect to PROVIGIL, we have filed patent infringement lawsuits against five generic companies based upon the ANDAs filed by these companies seeking FDA approval to market a generic version of modafinil.  We anticipate that the first trial will begin no earlier than late 2005.  See “– Certain Risks Related to Our Business.”  For ACTIQ, the patents covering the previous formulation of the product expired in May 2005 and the patent covering the current formulation is set to expire as early as September 2006.  As a result of the License and Supply Agreement we entered into with Barr Laboratories, Inc. in July 2004, we could face generic competition from Barr prior to September 2006 if we receive FDA approval of ACCELANYL before this date.  See “Recent Acquisitions - CIMA LABS INC.” below.  In December 2004, we announced that the FDA had acknowledged receipt of an ANDA filed by Barr seeking approval to market a generic form of ACTIQ.  In January 2005, we filed a patent infringement lawsuit against Barr to defend our patents until the license effective date.  Neither the ANDA filing nor this lawsuit modify the existing license grant to Barr, and we do not expect any change in the anticipated date of Barr’s entry to market.

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

As part of our business strategy, in the future we expect to continue to consider and, as appropriate, consummate acquisitions of other technologies, products and businesses.  Since March 31, 2005, we have acquired Salmedix, Inc., a privately held company in San Diego, entered into a license and collaboration agreement with Alkermes with respect to VIVITREX, a product candidate for alcohol dependence, and acquired substantially all of the assets related to TRISENOX, a product indicated for patients with relapsed or refractory APL.  Over the past few years, we also have pursued a strategy of both broadening the range of clinical uses that are approved by regulatory authorities and seeking new and improved formulations of our currently marketed products.  During the first half of 2005, we continued to make progress towards these goals.  Some notable achievements include:

•                  Our Supplemental New Drug Application (sNDA) for our proprietary pediatric formulation of modafinil for ADHD was accepted by the Food and Drug Administration (FDA) for review.

•                  We submitted an New Drug Application (NDA) to the FDA seeking approval to market NUVIGIL™ to improve wakefulness in patients suffering from excessive sleepiness associated with narcolepsy, shift work sleep disorder and obstructive sleep apnea/hypopnea syndrome.

•                  We received an approvable letter from the FDA with respect to our sugar-free formulation of ACTIQ and anticipate final approval of this new formulation in the third quarter of 2005.

•                  We announced positive results from our 123-patient, double blind, placebo-controlled, variable dose Phase 3 trial with ACCELANYL.  Data from the major efficacy trial showed statistically significant and clinically relevant benefit to patients with breakthrough cancer pain who were already receiving around-the-clock pain-controlling medication for their underlying chronic pain.  The primary endpoint was the Sum of Pain Intensity Difference scale.  ACCELANYL was generally well tolerated in this trial.

•                  We continued to make progress in our clinical programs studying ACCELANYL for the treatment of breakthrough cancer pain in opioid-tolerant patients and GABITRIL for generalized anxiety disorder.

We also have significant research programs focused on developing therapeutics to treat oncological disorders.  In the cancer area, we have a program with a molecule, CEP-701, and are currently conducting Phase 2 clinical trials in patients suffering from acute myeloid leukemia (AML).  We also are conducting a Phase 1/2 program with another molecule, CEP-7055, to evaluate safety and tolerability and to gather preliminary evidence of efficacy in patients with treatment refractory tumors.  In the pharmaceutical industry, the regulatory approval for the sale of new pharmaceutical products remains highly uncertain because the majority of therapeutic candidates fail to show the human safety and efficacy necessary for regulatory approval and successful commercialization.  In addition, these efforts require substantial time, effort and financial resources.  Our success in developing and commercializing these product candidates, or new or improved formulations of existing products, will be a significant factor in our future success.

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

Recent Acquisitions

CIMA LABS INC.

On August 12, 2004, we completed our acquisition of CIMA LABS INC.  Under the Agreement and Plan of Merger dated November 3, 2003, we acquired each outstanding share of CIMA LABS common stock for $34.00 per share in cash.  The total cash paid to CIMA LABS stockholders in the transaction was approximately $482.5 million, net of CIMA LABS’ existing cash on hand, or $409.4 million, net of its cash, cash equivalents and investments.  As a result of the acquisition, we obtained the rights to CIMA LABS’ ACCELANYL product candidate, which is currently in Phase 3 clinical trials for the treatment of breakthrough cancer pain in opioid-tolerant patients.  ACCELANYL utilizes an enhanced absorption transmucosal drug delivery technology, known as ORAVESCENT, that we believe may facilitate the rapid onset of pain relief in such patients.  We are targeting approval of this product by the FDA in late 2006.

To secure Federal Trade Commission (FTC) clearance of the CIMA LABS acquisition, we entered into a license and supply agreement with Barr whereby we agreed to license to Barr our U.S. rights to any intellectual property related to ACTIQ. The license to ACTIQ will become effective upon the earliest to occur of (i) final FDA approval of ACCELANYL, (ii) September 5, 2006, if we have not received either (A) final FDA approval of the sugar free formulation of ACTIQ by September 14, 2005 or (B) a pediatric extension of exclusivity for ACTIQ or (iii) February 3, 2007, if we have received a pediatric extension of exclusivity for ACTIQ.  As we currently expect to receive both a pediatric extension of exclusivity for ACTIQ prior to September 2006 and FDA approval for the sugar-free formulation of ACTIQ by September 14, 2005, we anticipate that the Barr license will be effective upon ACCELANYL approval.  Under the agreement, Barr also may receive a license to the sugar-free formulation of ACTIQ under development; this license would become effective upon ACCELANYL approval by the FDA or if the sugar-free approval timeline described above is not achieved.

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

Salmedix, Inc.

On June 14, 2005, we completed our acquisition of Salmedix, Inc.  Under the Agreement and Plan of Merger dated May 12, 2005, we acquired all of the outstanding capital stock of Salmedix for $160.9 million in cash and future payments totaling up to $40 million upon achievement of certain regulatory milestones.  The acquisition was funded from our existing cash on hand and was accounted for as an asset acquisition, as Salmedix is a development stage company.  As a result of the acquisition, we obtained the rights to market TREANDA™ (bendamustine hydrochloride) for which we currently are enrolling sites for Phase III clinical trials in the United States and Canada for the treatment of indolent (slowly progressing) non-Hodgkin’s lymphoma (NHL), a type of hematologic malignancy.  Of the purchase price,  $30.8 million has been allocated to the fair value of the tangible net assets and liabilities as of the acquisition date, with the remaining purchase price of $130.1 million allocated to IPR&D relating primarily to TREANDA.  We did not record a tax benefit for the IPR&D charge related to Salmedix since we did not acquire a tax basis in its assets and do not expect to realize a tax deduction.  We recognized a net deferred tax asset of $4.3 million relating to the U.S. federal and state net operating losses acquired from Salmedix, which we believe are more likely than not to be utilized.  The results of operations for Salmedix have been included in our consolidated financial statements as of the acquisition date.

VIVITREX License and Collaboration

In June 2005, we entered into a license and collaboration agreement with Alkermes, Inc. to develop and commercialize VIVITREX® (naltrexone long-acting injection) in the United States.  Concurrent with the execution of this agreement, we entered into a supply agreement under which Alkermes will provide to us finished commercial supplies of VIVITREX.  VIVITREX is an investigational drug in development by Alkermes for the treatment of alcohol dependence.  Alkermes submitted an NDA for VIVITREX to the FDA on March 31, 2005, which has been granted priority review.  We made an initial payment of $160 million cash to Alkermes upon execution of the agreement, all of which has been recorded as an IPR&D charge as the product has not yet received FDA approval.  We recognized a valuation allowance on the majority of the potential tax benefit related to the acquired product rights as we believe it is more likely than not that such potential tax benefit will not be realized.  We also have agreed to make an additional cash payment of $110 million to Alkermes if VIVITREX is approved by the FDA.  Alkermes also could receive up to an additional $220 million in milestone payments from us upon attainment of certain agreed-upon sales levels of VIVITREX.

Cephalon and Alkermes have formed a joint steering committee that will share responsibility for the commercialization, development and supply strategy for VIVITREX.  We will have primary responsibility for the commercialization of VIVITREX, while Alkermes will be responsible for obtaining marketing approval and manufacturing the product.  Until the later of December 31, 2007 or 18 months following FDA approval of the product, Alkermes is responsible for any cumulative losses up to $120 million and Cephalon is responsible for any cumulative losses in excess of $120 million.  Pre-tax profit, as adjusted for certain items, and losses incurred after the later of December 31, 2007 or 18 months following FDA approval will be split equally between the parties.  Cephalon will recognize product sales upon commercial launch.

RESULTS OF OPERATIONS

Three months ended June 30, 2005 compared to three months ended June 30, 2004:

	Three Months Ended						%
	June 30,						Increase
	2005			2004			(Decrease)
	US	Europe	Total	US	Europe	Total	US	Europe	Total
Sales:
Provigil	$119,993	$9,925	$129,918	$95,509	$7,252	$102,761	26%	37%	26%
Actiq	87,752	4,088	91,840	83,718	1,912	85,630	5%	114%	7%
Gabitril	14,144	1,540	15,684	23,292	1,405	24,697	(39)%	10%	(36)%
Other	11,550	23,616	35,166	—	21,902	21,902	—	8%	61%
Total Sales	233,439	39,169	272,608	202,519	32,471	234,990	15%	21%	16%

Other Revenues	11,351	2,012	13,363	2,683	1,804	4,487	323%	12%	198%

Total Revenues	$244,790	$41,181	$285,971	$205,202	$34,275	$239,477	19%	20%	19%

Sales— In the United States, we sell our products to pharmaceutical wholesalers, the largest three of which accounted for 85% of our worldwide net sales for the three months ended June 30, 2005 and 86% for the six months ended June 30, 2005.  Decisions made by these wholesalers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) can materially affect the level of our sales in any particular period and thus may not necessarily correlate to the number of prescriptions written for our products as reported by IMS Health.  We believe that speculative buying of product, particularly in anticipation of possible price increases, has been the historic practice of many pharmaceutical wholesalers.  For our part, we have attempted to minimize these fluctuations, both by providing, from time to time, discounts to our customers to stock normal amounts of inventory (which we have historically defined as approximately one month’s supply at our current sales level) and by canceling orders if we believe a particular customer is speculatively buying inventory in anticipation of possible price increases.

In recent months, our wholesaler customers, as well as others in the industry, have begun to modify their business models from arrangements where they derive profits from the management of various discounts and rebates, to arrangements where they charge a fee for their services.  In connection with this new wholesaler business model, we recently entered into wholesaler service agreements with our major wholesaler customers.  These agreements obligate the wholesalers to provide us with periodic retail demand information and current inventory levels for our products held at their warehouse locations; additionally, the wholesalers have agreed to manage the variability of their purchases within specified limits based on product demand. In return, we will provide the wholesalers with additional discounts in exchange for their services.  Now that these agreements have been executed, we believe wholesalers will reduce, over time, the levels of inventory of our products they hold to approximately 2 to 3 weeks by the end of 2005.  During the second quarter of 2005, we did not have wholesaler service agreements in place with any wholesalers.

As of June 30, 2005, we received information from our three largest U.S. wholesaler customers about the levels of inventory they held for our products.  Based on this information, which we have not independently verified, we believe that inventory held at these wholesalers is approximately three weeks supply at our current sales levels.

For the three months ended June 30, 2005, total sales increased by 16% over the prior period.  The factors that contributed to the increase in sales are summarized as follows:

•                  Sales of PROVIGIL increased 26% in the second quarter of 2005 as compared to 2004. Demand for PROVIGIL increased as evidenced by an increase in U.S. prescriptions for PROVIGIL of 20%, according to IMS Health. During the second quarter of 2005, sales of PROVIGIL also were impacted by domestic price increases of 18% from period to period, offset by a decrease in the number of units of inventory held by U.S. wholesalers during the quarter as well as an increase in the adjustments recorded to gross sales.

•                  Sales of ACTIQ increased 7% as compared to the same period last year. Demand for ACTIQ in the U.S. increased as evidenced by an increase in U.S. prescriptions for ACTIQ of 9%, according to IMS Health. During the second quarter of 2005, sales of ACTIQ were impacted by domestic price increases of approximately 15% from period to period, offset by a decrease in the number of units of inventory held by U.S. wholesalers during the quarter as well as an increase in adjustments recorded to gross sales.

•                  Sales of GABITRIL decreased 36% as compared to the same period last year.  During the second quarter, U.S. prescriptions for GABITRIL decreased by 12% from period to period, according to IMS Health.  This was driven in part by our decision to reduce our sales and marketing efforts following an update in February 2005 to the label information for GABITRIL.  During the second quarter of 2005, sales of GABITRIL also were impacted by an increase of domestic prices of approximately 21% from period to period, offset by a decrease in the number of units held by U.S. wholesalers during the quarter as well as an increase in adjustments recorded to gross sales.

•                  Other sales consist primarily of sales of other products and certain third party products. The most significant sales in this category are SPASFON® (phloroglucinol) and NAXY® (clarithromycin), which we acquired in December 2004, and sales of products manufactured and sold to pharmaceutical partners by CIMA LABS, which we acquired in the third quarter of 2004.

Analysis of gross sales to net sales—The following table presents the adjustments deducted from gross sales to arrive at a net sales figure:

	For the three months
	ended June 30,
	2005	2004	Change	% Change
Gross sales	$312,414	$258,777	$53,637	21%

Adjustments to gross sales:
Prompt payment discounts	5,249	4,544	705	16%
Wholesaler discount reserve	5,248	—	5,248	—%
Returns	5,971	3,178	2,793	88%
Coupons	5,272	4,103	1,169	28%
Medicaid discounts	12,434	9,375	3,059	33%
Managed care and governmental agreements	5,632	2,587	3,045	118%
	39,806	23,787	16,019

Net sales	$272,608	$234,990	$37,618	16%

Adjustments to gross sales as a percentage of gross sales	12.7%	9.2%

Increases in the adjustments to gross sales as a percentage of gross sales from the quarter ending June 30, 2004 to the quarter ending June 30, 2005 primarily reflect the establishment of a wholesaler discount reserve in 2005 to provide for fees consistent with the terms of the wholesaler service agreements recently executed with our wholesaler customers, increased Medicaid discounts resulting from both increased usage and increased rebate percentages due to price increases, and additional rebates for certain governmental programs.

Other Revenues—The increase of 198% from period to period is primarily due to the inclusion of product development and licensing fees and royalties of $9.5 million attributable to CIMA LABS, which we acquired in the third quarter of 2004.

	For the three months
	ended June 30,
	2005	2004	Change	% Change
Costs and expenses:
Cost of sales	$35,350	$29,840	$5,510	18%
Research and development	82,891	74,043	8,848	12%
Selling, general and administrative	101,422	85,202	16,220	19%
Depreciation and amortization	20,155	11,646	8,509	73%
Impairment charge	—	30,071	(30,071)	(100)%
Acquired in-process research and development	290,115	—	290,115	—%
	$529,933	$230,802	$299,131	130%

Cost of Sales— The cost of sales was approximately 13% of net sales for both the second quarter of 2005 and the second quarter of 2004.  Cost of sales as a percentage of net sales was impacted by the addition of CIMA LABS’ product sales beginning in the third quarter of 2004, for which the margin is lower than our other products.  This impact was offset by lower production costs per unit for Actiq during the second quarter of 2005 resulting from higher production levels, and by the effect of price increases on our three major US products effective September 2004 and February 2005.

Research and Development Expenses—Research and development expenses increased $8.8 million, or 12%, in the second quarter of 2005 as compared to the second quarter of 2004.  The increase from period to period is largely due to an increase in headcount and related expenses in support of expanded research and development and the inclusion of CIMA LABS, which was acquired in the third quarter of 2004.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $16.2 million, or 19%, in the second quarter of 2005 as compared to the second quarter of 2004.  Selling, general and administrative expenses increased period to period primarily due to (1) increased sales and marketing costs in France to support NAXY® and MONO-NAXY®, which were acquired from Sanofi-Synthelabo France in the fourth quarter of 2004, (2) expenditures associated with an increase in headcount and (3) the inclusion of CIMA LABS, which was acquired in the third quarter of 2004.

Depreciation and Amortization Expenses—Depreciation and amortization expenses increased by $8.5 million, or 73%, in the second quarter of 2005 as compared to the second quarter of 2004.  This increase is primarily the result of increased capital investments in software, building, leasehold and laboratory improvements at our West Chester and Frazer locations, increased spending on manufacturing equipment at our Salt Lake City location and the acquisition of property, plant and equipment associated with the CIMA LABS acquisition. Amortization expense increased due to the amortization of technology, trademark and marketing rights acquired from CIMA LABS in the third quarter of 2004 and the amortization of French marketing rights to NAXY® and MONO-NAXY®.

Impairment Charge—In the second quarter of 2004, we recorded an impairment charge of $30.1 million for the write-off of our investment in MDS Proteomics Inc.

Acquired In-Process Research and Development—In connection with our acquisition of Salmedix, Inc. and the license and collaboration agreement we entered into with Alkermes for VIVITREX, we recorded $130.1 million and $160 million, respectively, in acquired IPR&D expense during the second quarter of 2005.

	For the three months
	ended June 30,
	2005	2004	Change	%Change
Other income and expense:
Interest income	$7,453	$3,589		$108%
Interest expense	(6,266)	(5,822)	(444)	8%
Other income (expense), net	686	(1,336)	2,022	(151)%
	$1,873	$(3,569)	$5,442	152%

Other Income and Expense— Total other income and expense, net, increased $5.4 million, or 152%, in the second quarter of 2005 from the second quarter of 2004 due to:

•                  a $3.9 million increase in interest income in the second quarter of 2005 due to higher investment returns partially offset by lower average investment balances.

•                  a $2.0 million increase in other income in the second quarter of 2005 from the second quarter of 2004 primarily due to gains recorded on foreign currency transactions.

	For the three months
	ended June 30,
	2005	2004	Change	% Change

Income tax expense	$6,943	$13,489	$(6,546)	(49)%

Income Taxes— We recognized $6.9 million of income tax expense in the second quarter of 2005 and $13.5 million of income tax expense in the second quarter of 2004.  The effective tax rate in the second quarter of 2005 and 2004 is 2.87% and 264.18%, respectively.  The 2005 effective tax rate includes a benefit of $5 million on the $160 million of IPR&D charged to expense in the second quarter of 2005 relating to the VIVITREX collaboration.  We did not record a tax benefit for the IPR&D charge related to Salmedix since we did not acquire a tax basis in its assets and do not expect to realize a tax deduction.  We recognized a net deferred tax asset of $4.3 million relating to the U.S. federal and state net operating losses acquired from Salmedix, which we believe are more likely than not to be utilized.  We recognized a valuation allowance on the majority of the potential tax benefit related to the acquired VIVITREX product rights as we believe it is more likely than not that such potential tax benefit will not be realized.  We will continue to review and analyze the likelihood of realizing additional tax benefits relating to these temporary differences as there is more certainty surrounding our future levels of profitability, particularly in sight of potential product regulatory approvals in the third and fourth quarter of 2005.  We did not record a tax benefit on the impairment charge of $30.1 million recognized in the second quarter of 2004 since the realization of this deduction for tax purposes was not yet assured as of June 30, 2004.

Six months ended June 30, 2005 compared to six months ended June 30, 2004:

	Six Months Ended						%
	June 30,						Increase
	2005			2004			(Decrease)
	US	Europe	Total	US	Europe	Total	US	Europe	Total
Sales:
Provigil	$212,142	$17,906	$230,048	$183,440	$13,874	$197,314	16%	29%	17%
Actiq	186,620	7,145	193,765	152,377	3,409	155,786	22%	110%	24%
Gabitril	38,845	3,229	42,074	44,326	3,082	47,408	(12)%	5%	(11)%
Other	20,744	52,586	73,330	—	44,873	44,873	—	17%	63%
Total Sales	458,351	80,866	539,217	380,143	65,238	445,381	21%	24%	21%

Other Revenues	22,918	3,817	26,735	5,626	3,452	9,078	307%	11%	195%

Total Revenues	$481,269	$84,683	$565,952	$385,769	$68,690	$454,459	25%	23%	25%

For the six months ended June 30, 2005, total sales increased by 21% over the prior period.  The factors that contributed to the increase in sales are summarized as follows:

•                  Sales of PROVIGIL increased 17% in the first half of 2005 as compared to 2004. Demand for PROVIGIL increased as evidenced by an increase in U.S. prescriptions for PROVIGIL of 24%, according to IMS Health.

During the first half of 2005, sales of PROVIGIL also were impacted by domestic price increases of approximately 18% from period to period, offset by a decrease in the number of units of inventory held by U.S. wholesalers during the first half as well as an increase in the adjustments recorded to gross sales.

•                  Sales of ACTIQ increased 24% as compared to the same period last year. Demand for ACTIQ increased as evidenced by an increase in U.S. prescriptions for ACTIQ of 11%, according to IMS Health. During the first half of 2005, sales of ACTIQ were impacted by an increase in domestic prices of approximately 15% from period to period, offset by a decrease in the number of units of inventory held by U.S. wholesalers during the first half as well as an increase in adjustments recorded to gross sales.

•                  Sales of GABITRIL decreased 11% as compared to the same period last year.  U.S. prescriptions for GABITRIL increased 2% according to IMS Health.  This small increase was impacted in part by our decision to reduce our sales and marketing efforts following an update in February 2005 to the label information for GABITRIL. During the first half of 2005, sales of GABITRIL were impacted by an increase of domestic prices of approximately 21% from period to period, offset by a decrease in the number of units held by U.S. wholesalers during the first half as well as an increase in adjustments recorded to gross sales.

•                  Other sales consist primarily of sales of other products and certain third party products. The most significant sales in this category are SPASFON® (phloroglucinol) and NAXY® (clarithromycin), which we acquired in December 2004, and sales of products manufactured and sold to pharmaceutical partners by CIMA LABS, which we acquired in the third quarter of 2004.

Analysis of gross sales to net sales – The following table presents the adjustments from gross sales to arrive at a net sales figure:

	For the six months
	ended June 30,
	2005	2004	Change	% Change
Gross sales	$620,144	$490,519	$129,625	26%

Adjustments to gross sales:
Prompt payment discounts	10,415	8,607	1,808	21%
Wholesaler discount reserve	12,546	—	12,546	—%
Returns	9,966	6,090	3,876	64%
Coupons	9,995	7,377	2,618	35%
Medicaid discounts	27,879	18,222	9,657	53%
Managed care and governmental agreements	10,126	4,842	5,284	109%
	80,927	45,138	35,789

Net sales	$539,217	$445,381	$93,836	21%

Adjustments to gross sales as a percentage of gross sales	13.0%	9.2%

Increases in the adjustments to gross sales as a percentage of gross sales from the six months ending June 30, 2004 to the six months ending June 30, 2005 primarily reflects the establishment of a wholesaler discount reserve to provide for fees consistent with the terms of the wholesaler service agreements recently executed with our wholesaler customers, increased Medicaid discounts resulting from both increased usage and increased discount percentages due to price increases, and additional rebates for certain governmental programs.  Additionally, we extended discounts totaling $2.2 million to certain of our wholesalers in order to maintain inventory at estimated historic levels.

Other Revenues— The increase of 195% from period to period is primarily due to the inclusion of product development and licensing fees and royalties of $17.3 million attributable to CIMA LABS, which we acquired in the third quarter of 2004.

	For the six months
	ended June 30,
	2005	2004	Change	% Change
Costs and expenses:
Cost of sales	$76,464	$55,817	$20,647	37%
Research and development	163,657	130,525	33,132	25%
Selling, general and administrative	199,651	167,704	31,947	19%
Depreciation and amortization	38,805	23,143	15,662	68%
Impairment charge	—	30,071	(30,071)	(100)%
Acquired in-process research and development	290,115	—	290,115	—%
	$768,692	$407,260	$361,432	89%

Cost of Sales— The cost of sales was approximately 14% of net sales for the first half of 2005 and 13% of net sales for the first half of 2004.  The increase is primarily due to the addition of CIMA LABS’ product sales for which the margin is lower than our other products and which was acquired in the third quarter of 2004.  This increase was partially offset by the effect of price increases on our three major US products effective September 2004 and February 2005.

Research and Development Expenses—Research and development expenses increased $33.1 million, or 25%, in the first half of 2005 as compared to the first half of 2004. Of this increase, $12.6 million is due to clinical research costs including expenditures associated with increased headcount necessary to support higher levels of clinical activities and expenditures associated with clinical studies to explore the utility of GABITRIL in generalized anxiety disorder and Phase 3 studies of ACCELANYL. These increases were partially offset by a decrease in clinical research costs due to the conclusion in 2005 of four double-blind studies in our NUVIGIL program. The remainder of the increase from period to period is largely due to an increase in headcount-related expenditures in other research and development areas and the inclusion of CIMA LABS, which was acquired in August 2004.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $31.9 million, or 19%, in the first half of 2005 as compared to the first half of 2004.  Selling, general and administrative expenses increased period to period primarily due to (1) increased sales and marketing costs in France to support NAXY® and MONO-NAXY®, which were acquired from Sanofi-Synthelabo France in December 2004, (2) expenditures associated with an increase in headcount, (3) the inclusion of CIMA LABS, which was acquired in the third quarter of 2004, and (4) the recognition of a gain of $4.2 million in the first quarter in 2004 as a result of retiree medical benefit changes for employees at Cephalon France for which there is no comparable amount in the first quarter of 2005.

Depreciation and Amortization Expenses—Depreciation and amortization expenses increased by $15.7 million, or 68%, in the first half of 2005 as compared to the first half of 2004.  This increase is primarily the result of increased capital investments in software, building, leasehold and laboratory improvements at our West Chester and Frazer locations, increased spending on manufacturing equipment at our Salt Lake City location and the acquisition of property, plant and equipment associated with the CIMA LABS acquisition. Amortization expense increased due to the amortization of technology, trademark and marketing rights acquired from CIMA LABS in the third quarter of 2004 and the amortization of French marketing rights to NAXY® and MONO-NAXY®.

Impairment Charge—In the first half of 2004, we recorded an impairment charge of $30.1 million for the write-off of our investment in MDS Proteomics Inc.

Acquired In-Process Research and Development—In connection with our acquisition of Salmedix, Inc. and the license and collaboration agreement we entered into with Alkermes for VIVITREX, we recorded $130.1 million and $160 million, respectively, to acquired in-process research and development expense in the second quarter of 2005.

	For the six months
	ended June 30,
	2005	2004	Change	% Change
Other income and expense:
Interest income	$12,312	$6,835	$5,477	80%
Interest expense	(11,818)	(11,712)	(106)	1%
Charge on early extinguishment of debt	—	(961)	961	(100)%
Other income (expense), net	2,022	(1,802)	3,824	(212)%
	$2,516	$(7,640)	$10,156	133%

Other Income and Expense— Total other income and expense, net, increased $10.2 million, or 133%, in the first half of 2005 from the first half of 2004 due to:

•                  a $5.5 million increase in interest income in the first half of 2005 due to higher investment returns partially offset by lower average investment balances.

•                  a $3.8 million increase in other income in the first half of 2005 from the first half of 2004 primarily due to gains recorded on foreign currency transactions.

	For the six months
	ended June 30,
	2005	2004	Change	% Change

Income tax expense	$22,146	$26,231	$(4,085)	(16)%

Income Taxes— We recognized $22.1 million of income tax expense in the first half of 2005 and $26.2 million of income tax expense in the first half of 2004.  The effective tax rate for the six months ended 2005 and 2004 is 11.1% and 66.3%, respectively.  The 2005 effective tax rate includes a benefit of $5 million on the $160 million of IPR&D charged to expense in the first half of 2005 relating to the VIVITREX collaboration.  We did not record a tax benefit for the IPR&D charge related to Salmedix since we did not acquire a tax basis in its assets and do not expect to realize a tax deduction.  We recognized a net deferred tax asset of $4.3 million relating to the U.S. federal and state net operating losses acquired from Salmedix, which we believe are more likely than not to be utilized.  We recognized a valuation allowance on the majority of the potential tax benefit related to the acquired VIVITREX product rights as we believe it is more likely than not that such potential tax benefit will not be realized.  We will continue to review and analyze the likelihood of realizing additional tax benefits relating to these temporary differences as there is more certainty surrounding our future levels of profitability, particularly in sight of potential product regulatory approvals in the third and fourth quarter of 2005.  We did not record a tax benefit on the impairment charge of $30.1 million recognized in the second quarter of 2004 since the realization of this deduction for tax purposes was not yet assured as of June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and investments at June 30, 2005 were $1.2 billion, representing 42% of total assets, up from $791.7 million, or 32% of total assets, at December 31, 2004. A large portion of the increase of $445.9 was due to net proceeds of $631.0 million received from the sale in June 2005 of 2% convertible senior subordinated notes and the related sale of warrants and purchase of a convertible note hedge, partially offset by our acquisition of Salmedix, Inc. in June 2005 for $130.7 million in cash, net of Salmedix Inc.’s existing cash on hand, and VIVITREX product rights in June 2005 for $160 million in cash.

Working capital, which is calculated as current assets less current liabilities, was $1.4 billion at June 30, 2005 compared to $945.5 million at December 31, 2004.

Net Cash (Used for) Provided by Operating Activities

Net cash used for operating activities was $4.9 million for the six months ended June 30, 2005 as compared to net cash provided by operating activities of $81.4 million for 2004. The change is primarily a result of a payment of $160 million cash in June 2005 to Alkermes, Inc. under the license and collaboration agreement related to VIVITREX, offset by income from our operations.  The payment to Alkermes has been recorded as an in-process research and development charge as the product has not yet received FDA approval.

Net Cash Used for Investing Activities

Net cash used for investing activities was $167.0 million for the six months ended June 30, 2005 as compared to $143.9 million for 2004. The change is primarily due to our acquisition of Salmedix, Inc. in June 2005 for $130.7 million, net of cash, and an increase in capital expenditures.  We are making facilities improvements at our new corporate headquarters in Frazer, Pennsylvania and also at our West Chester, Salt Lake City and France locations to accommodate our growth and purchasing manufacturing equipment at our Salt Lake City location for the production of ACTIQ and other products, including ACCELANYL if approved, for the U.S. and European markets. These increases in cash used for investing activities in 2005 were partially offset by purchases of available-for-sale investments of $136.8 million in 2004 in order to benefit from rising interest rates on longer term investments.

Net Cash Provided by (Used for) Financing Activities

Net cash provided by financing activities was $631.1 million for the six months ended June 30, 2005 as compared to net cash used for financing activities of $4.9 million in the same period in 2004. The change is primarily the result of net proceeds of $776.0 million received from the sale of $800 million of our 2% Notes. Concurrent with the sale of the 2% Notes, we purchased a convertible note hedge for $339.1 million and sold warrants to purchase an aggregate of 17,130,621 shares of our common stock for net proceeds of $194.0 million.  Approximately $1.9 million was received upon the exercise of employee stock options in 2005 as compared to $8.4 million in 2004.  In March 2004, $10.0 million of cash was used to retire our outstanding convertible 3.875% subordinated notes.

Outlook

Cash, cash equivalents and investments at June 30, 2005 were $1.2 billion.  In July 2005, we completed our acquisition of TRISENOX from Cell Therapeutics, completed a cash tender offer for our 2.5% Notes and terminated the interest rate swap agreement associated with these notes.  We used approximately $575 million of our existing cash to fund these transactions.  Also, in July 2005, we sold an additional $120 million of 2% Notes and purchased and sold a convertible note hedge and warrant, respectively, related to these 2% Notes, for which we received net proceeds of $96.4 million.  We expect to use our remaining cash, cash equivalents and investments for working capital and general corporate purposes, including the acquisition of businesses, products, product rights, or technologies, the payment of contractual obligations, including scheduled interest payments on our convertible notes and regulatory or sales milestones that may become due to Cell Therapeutics, Alkermes, or the former stockholders of Salmedix, and/or the purchase, redemption or retirement of our convertible notes.  At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth in 2006 and beyond, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop new products and formulations of our existing products and to demonstrate the utility of our products in indications beyond those already included in the FDA approved labels.  However, we expect that sales of our three most significant marketed products, PROVIGIL, ACTIQ and GABITRIL, in combination with other revenues, should allow us to generate profits and positive cash flows from operations in the near term.

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

Marketed Products

Continued sales growth of PROVIGIL beyond the December 2005 expiration of orphan drug exclusivity depends, in part, on our maintaining protection in the United States and abroad of the modafinil particle-size patent through its expiration beginning in 2014.  See footnote 8 to the Consolidated Financial Statements included in Part I, Item 1 of this Report.  If we complete clinical studies of PROVIGIL in pediatric patients that are agreeable to the FDA, the FDA could grant us a six-month extension of our current exclusivity and of the particle-size patent.  Future growth of modafinil-based product sales in 2006 and beyond also will depend on our ability to achieve FDA approval of NUVIGIL and our proprietary pediatric formulation of modafinil for ADHD.

Our sales of ACTIQ depend on our existing patent protection for the approved compressed powder formulation, which expires in the U.S. in September 2006.  The patent covering the previous formulation of ACTIQ expired in May 2005.  See “Commitments and Contingencies—Legal Proceedings” above.  If we complete clinical studies in pediatric patients that are agreeable to the FDA, the FDA could grant us six months of exclusivity beyond the September 2006 compressed powder patent expiration.  However, even with this additional exclusivity, Barr’s license to the ACTIQ patents could become effective as early as the launch of ACCELANYL (expected in late 2006), and in no event later than February 3, 2007.  The entry of Barr with a generic form of ACTIQ beginning in late 2006 or early 2007 likely will significantly and negatively impact future ACTIQ sales.

Clinical Studies

Over the past few years, we have incurred significant expenditures related to conducting clinical studies to develop new pharmaceutical products and exploring the utility of our existing products in treating disorders beyond those currently approved in their respective labels.  For 2005, we expect to increase the level of our research and development activities, including clinical trials, for our other product candidates, and for improved formulations for our existing products.  With respect to GABITRIL, we are continuing a Phase 3 clinical program evaluating GABITRIL for the treatment of generalized anxiety disorder (GAD).  With respect to new product candidates, we are continuing Phase 3 clinical trials of ACCELANYL for the treatment of breakthrough cancer pain in opioid-tolerant patients and have recently begun enrolling sites for Phase 3 clinical trials of TREANDA for treatment of NHL.  In May 2005, we announced discontinuation of our Phase 2/3 clinical trial of CEP-1347 in Parkinson’s disease.  An independent data monitoring committee completed a planned review of interim results of the study and concluded that the data are unlikely to provide evidence of significant effect.  There were no safety concerns.  We also are continuing clinical development of CEP-701 and CEP-7055 for treatment of certain malignancies.  We may seek to mitigate the risk in our research and development programs by seeking sources of funding for a portion of these expenses through collaborative arrangements with third parties. However, we intend to retain a portion of the commercial rights to these programs and, as a result, we still expect to spend significant funds on our share of the cost of these programs, including the costs of research, preclinical development, clinical research and manufacturing.

Manufacturing, Selling and Marketing Efforts

We also expect to continue to incur significant expenditures associated with manufacturing, selling and marketing our products.  In 2005, we expect to undertake capital expenditure projects at our research and development facilities in France and West Chester, PA and continue a nearly $70 million capital expansion at our Salt Lake City facility that will increase our ACTIQ capacity and provide us with flexibility to manufacture other products, including ACCELANYL, if approved by the FDA.

Indebtedness

We have significant indebtedness outstanding, consisting principally of indebtedness on convertible subordinated notes.  The following table summarizes the principal terms of our most significant convertible subordinated notes outstanding as of June 30, 2005:

Security	Outstanding		Conversion Price		Other
	(in millions)
2.0% Convertible Senior Subordinated Notes due June 2015 (“the 2% Notes”)	$800.0	*	46.70	**	•	Generally not redeemable prior to maturity
2.5% Convertible Subordinated Notes due December 2006 (the “2.5% Notes”)†	$521.8		$81.00		•	Redeemable on or after December 20, 2004 at our option at a redemption price of 100% of the principal amount redeemed.
Zero Coupon Convertible Notes due June 2033, first putable June 15, 2008 (the “2008 Zero Coupon Notes”)	$374.8		$59.50	**	•	Redeemable on June 15, 2008 at either option of holder or us at a redemption price of 100.25% of the principal amount redeemed.
Zero Coupon Convertible Notes due June 2033, first putable June 15, 2010 (the “2010 Zero Coupon Notes”)	$374.9		$56.50	**	•	Redeemable on June 15, 2010 at either option of holder or us at a redemption price of 100.25% of the principal amount redeemed.

*	As of the date of this report, $920.0 million is outstanding under the 2% Notes as a result of our sale in July 2005 of an additional $120 million of additional notes.

**

Stated conversion prices as per the terms of the notes. However, each convertible note contains certain terms restricting a holder’s ability to convert the notes, including that a holder may only convert if the closing price of our stock on the day prior to conversion is higher than $56.04, $71.40 or $67.80 with respect to the 2% Notes, the 2008 Zero Coupon Notes or the 2010 Zero Coupon Notes, respectively. If the restrictions on conversion are satisfied, we would classify the then-aggregate outstanding principal balance of such affected as a current liability on our balance sheet. For a more complete description of these notes, including the associated convertible note hedge strategies, see Note 7 to our consolidated financial statements included in this Form 10-Q and Notes 1 and 11 to our consolidated financial statements included in Item 8 of our Form 10-K for the fiscal year ended December 31, 2004.

†

In July 2005, we completed a cash tender offer for our 2.5% Notes, pursuant to which we purchased approximately $512 million of the 2.5% Notes. As of the date of this report, there remains outstanding approximately $10 million of the 2.5% notes.

The annual interest payments on our convertible notes outstanding as of the date of this report are $18.7 million, payable at various dates throughout the year.  In the future, we may agree to exchanges of the notes for shares of our common stock or debt, or may determine to use a portion of our existing cash on hand to purchase, redeem or retire all or a portion of the outstanding convertible notes.  In January 2003, we entered into an interest rate swap agreement with a financial institution relating to our 2.5% Notes in the aggregate notional amount of $200.0 million.  We terminated this agreement in July 2005 following our purchase of $512 million of the outstanding 2.5% Notes.  The cost to terminate this agreement was approximately $5.4 million.

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

Wholesaler discount reserves — Since the end of the second quarter, we entered into standard Wholesaler Service Agreements with a number of our wholesaler customers that provide our wholesalers with the opportunity to earn up to 2% in additional discounts in exchange for the performance of certain services.  These agreements are effective from January 1, 2005.  We have therefore recorded a provision equal to 2% of sales for the first six months of 2005.  In addition, at our discretion, we may provide additional discounts to wholesalers such as the discounts of $2.2 million that were provided and recorded during the first quarter of 2005.  Actual discounts provided could therefore exceed historical experience and our estimates of expected discounts.  If these discounts were to increase by 1.0% of sales for the first six months of 2005, then an additional provision of $6.2 million would result.

The following table summarizes activity in each of the above categories for the year ended December 31, 2004 and the six months ended, June 30, 2005 (in thousands):

	Prompt					Managed Care
	Payment	Wholesaler			Medicaid	& Gov’t
	Discounts	Discounts	Returns	Coupons	Discounts	Contracts	Total
Balance at January 1, 2004	$(1,108)	$—	$(7,121)	$(2,175)	$(10,038)	$(1,692)	$(22,134)

Provision:
Current period	(18,443)	—	(12,822)	(16,521)	(41,027)	(12,263)	(101,076)
Prior periods	—	—	1,575	—	(247)	(285)	1,043
Total	(18,443)	—	(11,247)	(16,521)	(41,274)	(12,548)	(100,033)

Actual:
Current period	15,497	—	—	13,538	25,321	8,118	62,474
Prior periods	1,155	—	6,641	993	7,916	1,713	18,418
Total	16,652	—	6,641	14,531	33,237	9,831	80,892

Balance at December 31, 2004	$(2,899)	$—	$(11,727)	$(4,165)	$(18,075)	$(4,409)	$(41,275)

Provision:
Current period	(10,415)	(12,546)	(7,408)	(9,995)	(27,288)	(10,182)	(77,834)
Prior periods	—	—	(2,558)	—	(591)	56	(3,093)
Total	(10,415)	(12,546)	(9,966)	(9,995)	(27,879)	(10,126)	(80,927)

Actual:
Current period	8,094	2,214		5,903	10,489	7,365	34,065
Prior periods	2,899	—	3,205	4,150	14,568	3,170	27,992
Total	10,993	2,214	3,205	10,053	25,057	10,535	62,057

Balance at June 30, 2005	$(2,321)	$(10,332)	$(18,488)	$(4,107)	$(20,897)	$(4,000)	$(60,145)

•                  Given our returned goods policy, we assume that all returns in a current year relate to prior period sales.

Valuation of Goodwill — We evaluate the recoverability and measure the possible impairment of our goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets.” The impairment test is a two-step process that begins with the estimation of the fair value of each reporting unit. The first step screens for potential impairment, and the second step measures the amount of the impairment, if any. Our estimate of fair value considers publicly available information regarding the market capitalization of our company, as well as (i) publicly available information regarding comparable publicly-traded companies in the pharmaceutical industry, (ii) the financial projections and future prospects of our reporting units, including our growth opportunities and likely operational improvements, and (iii) comparable sales prices, if available. As part of the first step to assess potential impairment, we compare our estimate of fair value for each of the reporting units to the book value of our reporting unit’s net assets. If the book value of our reporting unit’s net assets were greater than our estimate of fair value of the reporting unit, we would then proceed to the second step to measure the impairment, if any. The second step measures the amount of impairment by comparing the implied fair value of the reporting unit’s goodwill with its carrying value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill is greater than its implied fair value, an impairment loss will be recognized in the amount of the excess.

We will perform our annual test of impairment of goodwill as of July 1, 2005.  Under SFAS 142, as a result of our reorganization of our internal management and reporting structure, we must allocate goodwill to our reporting units based on their relative fair value.  We are finalizing our allocation of goodwill to our reporting units and will complete our annual test of impairment of goodwill as soon as this allocation is completed.  We do not expect to record an impairment charge as a result of this annual test of impairment.

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

For the six months ended June 30, 2005, approximately 86% of our worldwide net sales were derived from sales of PROVIGIL, ACTIQ and GABITRIL. We cannot be certain that these products will continue to be accepted in their markets. Specifically, the following factors, among others, could affect the level of market acceptance of PROVIGIL, ACTIQ and GABITRIL:

•                  a change in the perception of the healthcare community of their safety and efficacy, both in an absolute sense and relative to that of competing products;

•                  the level and effectiveness of our sales and marketing efforts;

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

Our prospects, particularly with respect to the growth of our future sales and earnings, depend substantially on our ability to obtain FDA approval for our near-term product candidates:  NUVIGIL, a proprietary modafinil formulation for use in treating pediatric ADHD, ACCELANYL, TREANDA, VIVITREX and GABITRIL for GAD.  Recently, we filed an sNDA with the FDA seeking approval for the use of modafinil for ADHD in children and an NDA seeking approval for NUVIGIL.  In March 2005, Alkermes submitted an NDA to the FDA for VIVITREX.  We do not know whether we or, in the case of VIVITREX, our partner will succeed in obtaining regulatory approval to market any of these products or what level of market acceptance these products may achieve, particularly if we ultimately face competition in the form of a generic version of PROVIGIL, which could affect market acceptance of NUVIGIL and the formulation of modafinil for ADHD in children.  We also have not yet completed Phase 3 studies of GABITRIL for use in treating GAD.  If the results of some of these additional studies are negative or adverse, this could undermine physician and patient comfort with the current product, limit its commercial success, and diminish its acceptance. Even if the results of these studies are positive, the impact on sales of GABITRIL may be minimal unless we are able to obtain regulatory approval to expand the authorized uses of this product. FDA regulations limit our ability to communicate the results of additional clinical studies to patients and physicians without first obtaining regulatory approval for any expanded uses.  Finally, we are continuing our Phase 3 clinical program with ACCELANYL for treatment of breakthrough cancer pain in opioid-tolerant patients, and recently begun enrolling sites for Phase 3 studies of TREANDA.  As with our GABITRIL studies, we do not know whether these studies will demonstrate long-term safety, or if they do, whether we will succeed in receiving regulatory approval to market these products.  Even if we obtain regulatory approval for ACCELANYL, the availability of a generic version of ACTIQ at that time could negatively impact sales of ACCELANYL.

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

PROVIGIL

The U.S. composition of matter patent for modafinil expired in 2001.  We own U.S. and foreign patent rights that expire between 2014 and 2015 and cover pharmaceutical compositions and uses of modafinil, specifically, certain particle sizes of modafinil contained in the pharmaceutical composition.  Ultimately, these patents might be found invalid as the result of a challenge by a third party, or a potential competitor could develop a competing product or product formulation that avoids infringement of these patents.  As of the date of this report, the FDA has accepted five ANDAs for pharmaceutical products containing modafinil and containing a Paragraph IV certification in which the ANDA applicant certified that the U.S. particle-size modafinil patent covering PROVIGIL either is invalid or will not be infringed by the ANDA product. We have filed a patent infringement lawsuit in the U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals, Inc., Ranbaxy Laboratories Limited and Barr Laboratories, Inc. based upon the ANDAs filed by each of these companies with the FDA seeking approval to market a generic form of modafinil.  The lawsuit claims infringement of our U.S. Patent No. RE37,516 (“the ‘516 Patent”) which covers the pharmaceutical compositions and methods of treatment with the form of modafinil contained in PROVIGIL.  Each of the defendants has asserted defenses and/or counterclaims for non-infringement and/or patent invalidity. Defendants Teva, Ranbaxy and Mylan have amended their answers to state inequitable conduct as a defense to our infringement claims. Defendants Mylan and Ranbaxy also have asserted new counterclaims for patent unenforceability based on alleged inequitable conduct.  We have moved to dismiss those new counterclaims, Mylan and Ranbaxy have opposed our motions, and a decision is pending.  Discovery in this lawsuit is substantially complete, and the defendants have indicated that they intend to file motions for summary judgment of invalidity and non-infringement.  We expect a trial to begin no earlier than late 2005.  In early 2005, we also filed suit for infringement of the ‘516 Patent against Carlsbad Technology, Inc. in the U.S. District Court in New Jersey based upon the ANDA filed by Carlsbad with the FDA seeking to market a generic form of modafinil.  Carlsbad has asserted counterclaims for non-infringement of the ‘516 Patent and invalidity of the ‘516 Patent.  Carlsbad has also asserted a counterclaim for non-infringement of our U.S. Patent No. 4,927,855 (which we have not asserted against Carlsbad).  We have moved to dismiss all of Carlsbad’s counterclaims; Carlsbad has not yet responded to our motion, which is pending.  Discovery in this action has not yet commenced.    While we intend to vigorously defend the validity of these patents and prevent infringement, these efforts will be both expensive and time consuming and, ultimately, may not be successful.

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

In June 2005, Tenlec Pharma Limited was issued a product license by the Medicines and Healthcare products Regulatory Agency in the United Kingdom for its generic version of PROVIGIL, which will be marketed and sold jointly with Teva UK Limited.  Following the issuance of this license, we and our subsidiary, Cephalon (UK) Limited, filed a lawsuit against Teva and Tenlec claiming infringement of the European patents covering PROVIGIL, which do not expire until 2014.  Tenlec and Teva deny infringement and have claimed that the patents are invalid.  Notwithstanding this, in late July 2005, Teva and Tenlec provided undertakings to the High Court of London agreeing that they will not market or sell a generic version of PROVIGIL in the United Kingdom, prior to a trial and court decision, currently anticipated in early 2006. While we intend to vigorously defend the validity of these patents and prevent infringement, these efforts will be both expensive and time consuming and ultimately, may not be successful.

ACTIQ

With respect to ACTIQ, we hold an exclusive license to U.S. patents covering the currently approved compressed powder pharmaceutical composition and methods for administering fentanyl via this composition that are set to expire in September 2006. Corresponding patents in foreign countries are set to expire between 2009 and 2010. Our patent protection with respect to the ACTIQ formulation we sold prior to June 2003 expired in May 2005. If we complete an additional clinical study in pediatric patients that is agreeable to the FDA, the FDA could grant us six months of exclusivity beyond the September 2006 compressed powder patent expiration.  However, even with this additional exclusivity, Barr’s license to the ACTIQ patents under the license and supply agreement could become effective as early as the launch of ORAVESCENT fentanyl (expected in late 2006), and in no event later than February 3, 2007.  In December 2004, we announced that FDA had acknowledged receipt of an ANDA filed by Barr seeking approval for a generic form of ACTIQ and in January 2005, we filed a patent infringement lawsuit against Barr to defend our patents until the license effective date.  Neither the ANDA filing nor this lawsuit modify the existing license grant to Barr, and we do not expect any change in the anticipated date of Barr’s entry to market. The entry of Barr with a generic form of ACTIQ likely will significantly and negatively impact future ACTIQ sales.

GABITRIL

With respect to GABITRIL, we hold an exclusive sublicense to four U.S. composition-of-matter patents covering the currently approved product: a patent claiming tiagabine, the active drug substance contained in GABITRIL; a patent claiming crystalline tiagabine hydrochloride monohydrate and its use as an anti-epileptic agent; a patent claiming the pharmaceutical formulation; and a patent claiming anhydrous crystalline tiagabine hydrochloride and processes for its preparation.  These patents currently are set to expire in 2011, 2012, 2016 and 2017, respectively.  Supplemental Protection Certificates based upon corresponding foreign patents covering this product are set to expire in 2011.  Ultimately, these patents might be found invalid as the result of a challenge by a third party, or a potential competitor could develop a competing product or product formulation that avoids infringement of these patents.

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

•                                          restrictions on our ability to enter into strategic relationships; and

•                                          criminal prosecution.

In September 2004, we announced that we had received subpoenas from the U.S. Attorney’s Office in Philadelphia with respect to PROVIGIL, ACTIQ and GABITRIL.  This investigation is ongoing and appears to be focused on our sales and promotional practices, including the extent of off-label prescribing of our products by physicians.  We are cooperating with the investigation and are providing documents to the U.S. Attorney’s Office.  In addition, we have engaged in discussions with the Attorney General in Pennsylvania regarding media reports of instances of abuse and diversion of ACTIQ.  We have had similar discussions with the Office of the Connecticut Attorney General; in September 2004, we received a voluntary request for information from the Office of the Connecticut Attorney General asking us to provide information generally relating to our sales and promotional practices for our U.S. products.  We have agreed to comply with this voluntary request.  These matters may involve the bringing of criminal charges and fines, and/or civil penalties.  We cannot predict or determine the outcome of these matters or reasonably estimate the amount or range of amounts of any fines or penalties that might result from an adverse outcome.  However, an adverse outcome could have a material adverse effect on our financial position, liquidity and results of operations.

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

In addition, because PROVIGIL and ACTIQ contain active ingredients that are controlled substances, we are subject to regulation by the Drug Enforcement Administration (DEA) and analogous foreign organizations relating to the manufacture, shipment, sale and use of the applicable products. These regulations also are imposed on prescribing physicians and other third parties, making the storage, transport and use of such products relatively complicated and expensive. With the increased concern for safety by the FDA and the DEA with respect to products containing controlled substances and the heightened level of media attention given to this issue, it is possible that these regulatory agencies could impose additional restrictions on marketing or even withdraw regulatory approval for such products. In addition, adverse publicity may bring about a rejection of the product by the medical community. If the DEA, FDA or a foreign medical authority withdrew the approval of, or placed additional significant restrictions on the marketing of any of our products, our product sales and ability to promote our products could be substantially affected.

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

The manufacture, supply and distribution of pharmaceutical products, both inside and outside the United States, is highly regulated and complex. We, and the third parties we rely upon for the manufacturing and distribution of our products, must comply with all applicable regulatory requirements of the FDA and foreign authorities, including current Good Manufacturing Practice regulations. In addition, we must comply with all applicable regulatory requirements of the DEA and analogous foreign authorities for certain of our products that contain controlled substances. The facilities used to manufacture, store and distribute our products also are subject to inspection by regulatory authorities at any time to determine compliance with regulations.  These regulations are complex, and any failure to comply with them could lead to remedial action, civil and criminal penalties and delays in production or distribution of material.

We predominately depend upon single sources for the manufacture of both the active drug substances contained in our products and for finished commercial supplies. For example:

•                  PROVIGIL: Our manufacturing facility in France is a primary source of the active drug substance modafinil. With respect to finished commercial supplies of PROVIGIL, we currently have two qualified manufacturers, DSM Pharmaceuticals Inc., in Greenville, North Carolina, and Patheon, Inc., in Ontario, Canada.

•                  ACTIQ: Our U.S. facility in Salt Lake City, Utah, is the sole source for the worldwide manufacture and supply of finished commercial supplies of ACTIQ.

•                  GABITRIL: Abbott Laboratories manufactures finished commercial supplies of GABITRIL for the U.S. market (through at least December 2008) and Sanofi-Synthelabo manufactures GABITRIL for non-U.S. markets (through the end of the third quarter of 2005).  We have identified a third party manufacturer for the future worldwide production of the active drug substance tiagabine and finished commercial supplies of GABITRIL.  We are in the process of qualifying this manufacturer with appropriate U.S. and European regulatory authorities.

•                  Other Products: Certain of our products are manufactured at our facilities in France, with the remaining products manufactured by single source third parties. Our subsidiary, CIMA LABS, also manufactures products at its Minnesota facilities for certain of its pharmaceutical company partners.

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

With respect to VIVITREX, Alkermes is obligated to provide to us finished commercial supplies of the product under the terms of a supply agreement.  While Alkermes has manufactured VIVITREX in small quantities for use in clinical trials, we cannot assure you that they will be able to successfully manufacture VIVITREX at a commercial scale in a timely or economical manner, or at all, if the product is approved by the FDA. If Alkermes is unable to successfully increase its manufacturing scale or capacity, the commercial launch of VIVITREX could be delayed or there could be a shortage in supply of the product, either of which could harm the commercial prospects for the product. In addition, Alkermes is responsible for the entire supply chain for VIVITREX, including the sourcing of raw materials and active pharmaceutical agents from third parties. Alkermes has no previous experience in managing a complex, cGMP supply chain and issues with its supply sources could impair its ability to supply VIVITREX under the supply agreement and have a material adverse effect on our commercial prospects for VIVITREX.

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

The administration of drugs to humans, whether in clinical trials or commercially, can result in product liability claims whether or not the drugs are actually at fault for causing an injury. Furthermore, our products may cause, or may appear to have caused, adverse side effects (including death) or potentially dangerous drug interactions that we may not learn about or understand fully until the drug has been administered to patients for some time. As our products are used more widely and in patients with varying medical conditions, the likelihood of an adverse drug reaction, unintended side effect or incidence of misuse may increase. Product liability claims can be expensive to defend and may result in large judgments or settlements against us, which could have a negative effect on our financial performance. The cost of product liability insurance has increased in recent years, and the availability of coverage has decreased. Nevertheless, we maintain product liability insurance in amounts we believe to be commercially reasonable. However, any claims could easily exceed our current coverage limits. Even if a product liability claim is not successful, the adverse publicity and time and expense of defending such a claim may interfere with our business.

We may be unable to repay our substantial indebtedness and other obligations.

As of the date of this report, we had $1,693 million of indebtedness outstanding, including $1,680 million outstanding under convertible notes with stated conversion prices or restricted conversion prices higher than our stock price as of the date of this filing.  There are no restrictions on our use of our existing cash, cash equivalents and investments, and we cannot be sure that these funds will be available or sufficient in the future to enable us to repay our indebtedness. In the future, these factors, among other things, could make it difficult for us to service, repay or refinance our indebtedness or to obtain additional financing, or limit our flexibility and make us more vulnerable in the event of a downturn in our business. Unless we are able to generate cash flow from operations that, together with our available cash on hand, is sufficient to repay our indebtedness, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

Our customer base is highly concentrated.

Our principal customers are wholesale drug distributors. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. Three large wholesale distributors, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, control a significant share of this network. These three wholesaler customers, in the aggregate, accounted for 86% of our worldwide net sales for the first half ended June 30, 2005. Fluctuations in the buying patterns of these customers, which may result from seasonality, wholesaler buying decisions or other factors outside of our control, could significantly affect the level of our net sales on a period to period basis.  Because of this, the amounts purchased by these customers during any quarterly or annual period may not correlate to the level of underlying demand evidenced by the number of prescriptions written for such products, as reported by IMS Health Incorporated.  Furthermore, the loss or bankruptcy of any of these customers could materially and adversely affect our results of operations and financial condition.

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

The conditions that our products treat, and some of the other disorders for which we are conducting additional studies, are currently treated with many drugs, several of which have been available for a number of years or are available in inexpensive generic forms. With respect to PROVIGIL, and, if approved, NUVIGIL, there are several other products used for the treatment of excessive sleepiness or narcolepsy in the United States, including methylphenidate products such as RITALIN® by Novartis, and in our other territories, many of which have been available for a number of years and are available in inexpensive generic forms. If we are successful in obtaining FDA approval of modafinil for the treatment of ADHD in children and adolescents, we will face competition from stimulants such as RITALIN® by Novartis, STRATERRA® by Eli Lilly, and CONCERTA® by McNeil Consumer, as well as from amphetamines such as DEXEDRINE® by GlaxoSmithKline and ADDERALL® by Shire.  With respect to ACTIQ, we face competition from numerous short- and long-acting opioid products, including three products—Johnson & Johnson’s DURAGESIC® and Purdue Pharmaceutical’s OXYCONTIN® and MS-CONTIN®—that dominate the market. In addition, we are aware of numerous other companies developing other technologies for rapidly delivering opioids to treat breakthrough pain, including transmucosal, transdermal, nasal spray and inhaled delivery systems, among others, that will compete against ACTIQ and, if approved, ACCELANYL.  With respect to GABITRIL, there are several products, including NEURONTIN® (gabapentin) by Pfizer, used as adjunctive therapy for the partial seizure market. Some are well-established therapies that have been on the market for several years while others have recently entered the partial seizure marketplace. In addition, several treatments for partial seizures are available in inexpensive generic forms. If we are successful in our efforts to expand the label of GABITRIL to include anxiety disorders, we will face significant competition from well-established Selective Serotonin Reuptake Inhibitor (SSRI) products such as Paxil®, Effexor XR® and Lexapro®.  For all of our products, we need to demonstrate to physicians, patients and third party payers that the cost of our products is reasonable and appropriate in the light of their safety and efficacy, the price of competing products and the related health care benefits to the patient.

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

As part of our efforts to acquire businesses or to enter into other significant transactions, we conduct business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction. Despite our efforts, we ultimately may be unsuccessful in ascertaining or evaluating all such risks and, as a result, we might not realize the intended advantages of the acquisition.  If we fail to realize the expected benefits from acquisitions we may consummate in the future, whether as a result of unidentified risks, integration difficulties, regulatory setbacks or other events, our business, results of operations and financial condition could be adversely affected.  For example, in connection with our recent acquisitions of Salmedix and TRISENOX, we estimated the values of Salmedix and TRISENOX by making certain assumptions about, among other things, likelihood of regulatory approval for TREANDA and the market potential for each of TREANDA and TRISENOX.  Ultimately, our assumptions may prove to be incorrect, which could cause us to fail to realize the anticipated benefits of these transactions.

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

We may be unable to successfully consolidate and integrate the operations of businesses we acquire, which may adversely affect our stock price, operating results and financial condition.

We must consolidate and integrate the operations of an acquired business with our business.  During the past year, we have completed the acquisitions of CIMA LABS and Salmedix, Inc., have purchased assets related to TRISENOX and have entered into license agreements for NAXY and with Alkermes for VIVITREX.  Integration efforts often take a significant amount of time, place a significant strain on our managerial, operational and financial resources and could prove to be more difficult and expensive than we predicted.  The diversion of our management’s attention and any delays or difficulties encountered in connection with these recent acquisitions, any future acquisitions we may consummate, could result in the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that could negatively affect our ability to maintain relationships with customers, suppliers, employees and others with whom we have business dealings.

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

Because we have limited resources, we have entered into a number of collaboration agreements with other pharmaceutical companies and with a number of marketing partners for our products in certain countries outside the United States. In some cases, our collaboration agreements call for our partners to control:

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

The price of our common stock has been and may continue to be highly volatile, which may make it difficult for stockholders to sell our common stock when desired or at attractive prices.

The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future. For example, from January 1, 2004 through June 30, 2005 our common stock traded at a high price of $60.98 and a low price of $37.35. Negative announcements, including, among others:

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

Historically, a portion of our revenues and expenses has been earned and incurred, respectively, in currencies other than the U.S. dollar. For the six months ended June 30, 2005, approximately 15% of our revenues were denominated in currencies other than the U.S. dollar. We translate revenues earned and expenses incurred into U.S. dollars at the average exchange rate applicable during the relevant period. A weakening of the U.S. dollar would, therefore, increase both our revenues and expenses. Fluctuations in the rate of exchange between the U.S. dollar and the euro and other currencies may affect period-to-period comparisons of our operating results. Historically, we have not hedged our exposure to these fluctuations in exchange rates.

We are involved, or may become involved in the future, in legal proceedings that, if adversely adjudicated or settled, could materially impact our financial condition.

As a biopharmaceutical company, we are or may become a party to litigation in the ordinary course of our business, including, among others, matters alleging employment discrimination, product liability, patent or other intellectual property rights infringement, patent invalidity or breach of commercial contract. In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could significantly impact results of operations and financial condition. We currently are vigorously defending ourselves against certain litigation matters.  While we currently do not believe that the settlement or adverse adjudication of these lawsuits would materially impact our results of operations or financial condition, the final resolution of these matters and the impact, if any, on our results of operations, financial condition or cash flows is unknown but could be material.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to foreign currency exchange risk related to operations conducted by our European subsidiaries that have transactions, assets, and liabilities denominated in foreign currencies that are translated into U.S. dollars for consolidated financial reporting purposes.  Historically, we have not hedged any of these foreign currency exchange risks.  For the six months ended June 30, 2005, an average 10% weakening of the U.S. dollar relative to the currencies in which our European subsidiaries operate would have resulted in an increase of $8.4 million in reported total revenues and a corresponding increase in reported expenses.  This sensitivity analysis of the effect of changes in foreign currency exchange rates does not assume any changes in the level of operations of our European subsidiaries.

In January 2003, we entered into an interest rate swap agreement with a financial institution, relating to our $600.0 million 2.5% convertible subordinated notes, in the aggregate notional amount of $200.0 million. We pay interest under the swap based on the 3-month LIBOR-BBA rate plus 29 basis points, adjusted quarterly.  At inception, we recognized a premium on the value of the bonds of $2.2 million that we will amortize and recognize as interest expense over the remaining term of the notes.  We also recognize adjustments to interest expense based on changes in the fair values of the bonds and the swap agreement each quarter.  If LIBOR increases or decreases by 100 basis points, our annual interest expense would change by $2.0 million.  Changes in interest rates and the price and volatility of our common stock would also affect the fair values of the notes and the swap agreement, resulting in adjustments to interest expense.  The interest rate swap agreement was terminated in July 2005, following our repurchase for cash of all but $10 million of the outstanding aggregate principal balance of the 2.5% convertible notes.

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

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were considered at the annual meeting of stockholders of Cephalon held in Frazer, Pennsylvania, on May 18, 2005:

I.                                         For the election of the following persons as directors:

	NUMBER OF VOTES
	FOR	WITHHELD	BROKER NON-VOTES
Frank Baldino, Jr., Ph.D.	51,074,335	926,871	0
William P. Egan	50,616,594	1,384,612	0
Martyn D. Greenacre	38,587,077	13,414,129	0
Vaughn M. Kailian	51,799,303	201,903	0
Charles A. Sanders, M.D.	37,507,247	14,493,959	0
Gail R. Wilensky, Ph.D.	51,261,476	739,730	0
Dennis L. Winger	51,658,647	342,559	0
Horst Witzel, Dr.-Ing	50,767,264	1,233,942	0

II.                                     To ratify the appointment of PricewaterhouseCoopers LLP as independent registered public accountants for the fiscal year ending December 31, 2005:

NUMBER OF VOTES
FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
51,297,975	609,814	93,417	0

ITEM 5.                             OTHER INFORMATION

Ratios of Earnings to Fixed Charges

Our deficiency of earnings available to cover fixed charges for the years ended December 31, 2000, 2001 and 2004 and for the six months ended June 30, 2005 was $102.8 million, $61.1 million, $28.2 million and $200.2 million, respectively.  Since earnings were insufficient to cover fixed charges for the years ended December 31, 2000, 2001 and 2004 and the six months ended June 30, 2005, we are unable to provide ratios of earnings to fixed charges for each respective period.

Our ratio of earnings to fixed charges for the years ended December 31, 2002 and 2003 was 2.57x and 5.18x, respectively.

ITEM 6.                             EXHIBITS

Exhibits:

Exhibit No.	Description
2.1*	Agreement and Plan of Merger by and among Cephalon, Inc., Cepsal Acquisition Corp., Salmedix, Inc., David S. Kabakoff, Arnold L. Oronsky, and Paul Klingenstein dated May 12, 2005.
4.1	Indenture, dated June 7, 2005, between Cephalon, Inc. and U.S. Bank, National Association, as trustee, previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 8, 2005.
4.2	Form of 2.00% convertible senior subordinated notes due 2015, previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 8, 2005.
10.1*	Amendment No. 6 to Toll Manufacturing and Packaging Agreement between Cephalon, Inc. and DSM Pharmaceuticals, Inc. dated April 20, 2005. (1)
10.2*†	Summary of Agreement for Payment of Services between Cephalon, Inc. and its Board of Directors, as approved May 18, 2005.
10.3(a)

Convertible Note Hedge Confirmation, dated as of June 2, 2005, between the Company and Deutsche Bank AG, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 8, 2005.

10.3(b)	Warrant Confirmation, dated as of June 2, 2005, between the Company and Deutsche Bank AG, a previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 8, 2005.
10.3(c)

Amendment to Hedge Confirmation dated as of June 2, 2005 by and among the Company, Deutsche Bank AG, New York and Deutsche Bank AG, London, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 7, 2005.

10.3(d)

Hedge Confirmation dated as of June 28, 2005 by and among the Company, Deutsche Bank AG, New York and Deutsche Bank AG, London, previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 7, 2005.

10.3(e)

Amendment to Warrant Confirmation dated as of June 2, 2005 by and among the Company, Deutsche Bank AG, New York and Deutsche Bank AG, London, previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 7, 2005.

10.4

Acquisition Agreement by and among Cell Therapeutics, Inc., CTI Technologies, Inc. and Cephalon, Inc. dated June 10, 2005, incorporated by reference from Exhibit 10.1 to Cell Therapeutics’ Current Report on From 8-K filed June 14, 2005.

10.5(a)*	License and Collaboration Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of June 23, 2005. (1)
10.5(b)*	Supply Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of June 23, 2005. (1)
31.1*	Certification of Frank Baldino, Jr., Chairman and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of J. Kevin Buchi, Senior Vice President and Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Frank Baldino, Jr., Chairman and Chief Executive Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of J. Kevin Buchi, Senior Vice President and Chief Financial Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Filed herewith.

†                                          Compensation plans and arrangements for executives and others.

#                                         This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference in any document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

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

CEPHALON, INC.
(Registrant)

August 9, 2005	By	FRANK BALDINO, JR.
Frank Baldino, Jr., Ph.D.
Chairman and Chief Executive Officer
(Principal executive officer)

	By	J. KEVIN BUCHI
J. Kevin Buchi
Senior Vice President and Chief Financial Officer
(Principal financial and accounting officer)