Form 10-Q
period 2005-09-30
CEPHALON INC
filed 2005-11-09
CIK 873364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 0-19119

CEPHALON, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	23-2484489
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification Number)
Organization)

41 Moores Road, Frazer, PA	19355
(Address of Principal Executive Offices)	(Zip Code)

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
Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 3, 2005
Common Stock, par value $.01	58,088,789 Shares

CEPHALON, INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical facts or statements of current condition, this report and the documents into which this report is and will be incorporated contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements contained in this report constitute our expectations or forecasts of future events as of the date this report was filed with the SEC and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. In particular, these forward-looking statements include, among others, statements about:

•                  our dependence on sales of PROVIGIL® (modafinil) tablets [C-IV], ACTIQ® (oral transmucosal fentanyl citrate) [C-II] and GABITRIL® (tiagabine hydrochloride) in the United States and the market prospects and future marketing efforts for these products and for our near-term product candidates, if approved;

•                  any potential expansion of the authorized uses of our existing products or approval of our potential product candidates;

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

•                  our ability to obtain regulatory approvals of our product candidates and to launch such products successfully;

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

•                  the activities of our competitors in the industry, including the possibility of generic competition to PROVIGIL and ACTIQ;

•                  market conditions in the biotechnology industry that make raising capital or consummating acquisitions difficult, expensive or both; and

•                  enactment of new government regulations, court decisions, regulatory interpretations or other initiatives that are adverse to us or our interests.

We do not intend to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. We discuss in more detail the risks that we anticipate in the section above included in Part I, Item 2 of this report entitled “Certain Risks Related to our Business.” This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share data)	2005	2004
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$585,276	$574,244
Investments	230,348	217,432
Receivables, net	160,362	208,225
Inventory, net	119,342	86,629
Deferred tax asset	50,835	47,118
Other current assets	43,224	39,915
Total current assets	1,189,387	1,173,563

PROPERTY AND EQUIPMENT, net	274,020	244,834
GOODWILL	369,534	372,534
INTANGIBLE ASSETS, net	512,991	449,402
DEBT ISSUANCE COSTS, net	41,282	25,401
DEFERRED TAX ASSET, net	286,077	163,620
OTHER ASSETS	17,677	22,549
	$2,690,968	$2,451,903

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$3,465	$5,114
Accounts payable	56,795	52,488
Accrued expenses	189,644	169,568
Current portion of deferred revenues	444	868
Total current liabilities	250,348	228,038

LONG-TERM DEBT	1,692,630	1,284,410
DEFERRED REVENUES	1,174	1,769
DEFERRED TAX LIABILITIES	103,879	94,100
OTHER LIABILITIES	55,602	13,542
Total liabilities	2,103,633	1,621,859

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, 2,500,000 shares issued, and none outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 58,079,125 and 57,973,050 shares issued, and 57,745,625 and 57,640,266 shares outstanding	581	580
Additional paid-in capital	1,151,933	1,172,499
Treasury stock, 333,500 and 332,784 shares outstanding, at cost	(14,892)	(14,860)
Accumulated deficit	(588,145)	(395,118)
Accumulated other comprehensive income	37,858	66,943
Total stockholders’ equity	587,335	830,044
	$2,690,968	$2,451,903

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2005	2004	2005	2004

REVENUES:
Sales	$294,371	$253,594	$833,588	$698,975
Other revenues	15,165	8,373	41,900	17,451
	309,536	261,967	875,488	716,426

COSTS AND EXPENSES:
Cost of sales	37,629	33,782	114,093	89,599
Research and development	91,934	67,683	255,591	198,208
Selling, general and administrative	103,253	76,204	302,904	243,908
Depreciation and amortization	22,346	13,784	61,151	36,927
Impairment charge	—	—	—	30,071
Acquired in-process research and development	5,500	185,700	295,615	185,700
	260,662	377,153	1,029,354	784,413

INCOME (LOSS) FROM OPERATIONS	48,874	(115,186)	(153,866)	(67,987)

OTHER INCOME AND EXPENSE
Interest income	7,247	4,804	19,559	11,639
Interest expense	(7,494)	(5,176)	(19,311)	(16,888)
Debt exchange expense	—	(28,230)	—	(28,230)
Gain (charge) on early extinguishment of debt	2,085	(1,352)	2,085	(2,313)
Other income (expense), net	(38)	(642)	1,983	(2,444)
	1,800	(30,596)	4,316	(38,236)

INCOME (LOSS) BEFORE INCOME TAXES	50,674	(145,782)	(149,550)	(106,223)

INCOME TAX EXPENSE	(21,331)	(19,464)	(43,477)	(45,695)

NET INCOME (LOSS)	$29,343	$(165,246)	$(193,027)	$(151,918)

BASIC INCOME (LOSS) PER COMMON SHARE	$0.51	$(2.94)	$(3.33)	$(2.71)

DILUTED INCOME (LOSS) PER COMMON SHARE	$0.50	$(2.94)	$(3.33)	$(2.71)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	58,064	56,178	58,035	56,065

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-ASSUMING DILUTION	59,398	56,178	58,035	56,065

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

									Accumulated
					Additional				Other
	Comprehensive		Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
(In thousands, except share data)	Income (Loss)	Total	Shares	Amount	Capital	Shares	Amount	Deficit	Income

BALANCE, JANUARY 1, 2004		$770,370	55,842,510	$558	$1,052,059	308,828	$(13,692)	$(321,305)	$52,750

Net Loss	$(73,813)	(73,813)						(73,813)

Foreign currency translation gain	16,071
Unrealized investment losses	(1,878)
Other comprehensive gain	14,193	14,193							14,193
Comprehensive loss	$(59,620)

Issuance of common stock upon conversion of convertible notes		105,122	1,518,169	15	105,107

Tax effect upon conversion of convertible notes		(10,100)			(10,100)

Stock options exercised		12,051	535,446	6	12,045

Tax benefit from the exercise of stock options		8,017			8,017

Restricted stock award plan		5,372	76,925	1	5,371

Treasury stock acquired		(1,168)				23,956	(1,168)

BALANCE, DECEMBER 31, 2004		830,044	57,973,050	580	1,172,499	332,784	(14,860)	(395,118)	66,943

Net Loss	$(193,027)	(193,027)						(193,027)

Foreign currency translation loss	(27,427)
Unrealized investment losses	(1,658)
Other comprehensive loss	(29,085)	(29,085)							(29,085)
Comprehensive loss	$(222,112)

Sale of warrants associated with convertible subordinated notes		217,071			217,071

Purchase of convertible note hedge associated with convertible subordinated notes		(382,261)			(382,261)

Tax benefit from the purchase of convertible note hedge		133,791			133,791

Stock options exercised		2,247	106,075	1	2,246

Tax benefit from the exercise of stock options, net of adjustment		956			956

Restricted stock award plan		7,631			7,631

Treasury stock acquired		(32)				716	(32)

BALANCE, SEPTEMBER 30, 2005 (Unaudited)		$587,335	58,079,125	$581	$1,151,933	333,500	$(14,892)	$(588,145)	$37,858

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(193,027)	$(151,918)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	27,931	11,853
Tax benefit from equity compensation	3,956	3,109
Debt exchange expense	—	28,230
Tax effect on conversion of convertible notes	—	(11,288)
Depreciation and amortization	70,966	39,327
Amortization of debt issuance costs	6,521	6,420
Stock-based compensation expense	7,631	3,793
Non-cash (gain) charge on early extinguishment of debt	(4,549)	2,313
Pension curtailment	—	(4,214)
Loss on disposals of property and equipment	949	430
Impairment charge	—	30,071
Acquired in-process research and development	130,615	185,700
Increase (decrease) in cash due to changes in assets and liabilities, net of effect from acquisition:
Receivables	43,347	(40,085)
Inventory	(37,084)	(4,504)
Other assets	(6,963)	18,122
Accounts payable, accrued expenses and deferred revenues	21,671	12,018
Other liabilities	(3,555)	2,225

Net cash provided by operating activities	68,409	131,602

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(63,951)	(27,283)
Acquisition of CIMA, net of cash acquired	—	(482,521)
Acquisition of Salmedix, net of cash acquired	(130,733)	—
Acquisition of TRISENOX	(69,722)	—
Acquisition of intangible assets	(2,652)	(308)
Sales and maturities of investments	90,361	76,653
Purchases of investments	(104,474)	(169,741)

Net cash used for investing activities	(281,171)	(603,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of common stock options	2,247	8,794
Acquisition of treasury stock	(32)	(14)
Payments on and retirements of long-term debt	(501,958)	(45,924)
Net proceeds from issuance of convertible subordinated notes	891,949	—
Proceeds from sale of warrants	217,071	—
Purchase of convertible note hedge	(382,261)	—

Net cash provided by (used for) financing activities	227,016	(37,144)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3,222)	(965)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,032	(509,707)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	574,244	1,115,699

CASH AND CASH EQUIVALENTS, END OF PERIOD	$585,276	$605,992

Non-cash financing activities:
Tax benefit from the purchase of convertible note hedge	$133,791	$—
Conversion of convertible notes into common stock	—	78,250

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

Recent Accounting Pronouncements

We are currently in the process of evaluating or adopting the following recent accounting pronouncements:

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs” (“SFAS No. 151”), which requires abnormal amounts of idle capacity and spoilage costs to be excluded from the cost of inventory and expensed when incurred.  SFAS No. 151 is effective for fiscal years beginning after June 15, 2005.  We are currently evaluating the impact of SFAS No. 151, and we do not expect the adoption of this statement to have a material impact on the financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS No. 123R requires that an entity measure the cost of equity based service awards based on the grant-date fair value of the award and recognize the cost of such awards over the period during which the employee is required to provide service in exchange for the award (the vesting period).  SFAS No. 123R requires that an entity measure the cost of liability-based service awards based on current fair value that is remeasured subsequently at each reporting date through the settlement date.  On April 14, 2005, the Securities Exchange Commission delayed the effective date of SFAS No. 123R to annual periods that begin after June 15, 2005.  We will adopt this new standard effective January 1, 2006, under the modified prospective transition method, which will require us to recognize share-based compensation expense in our statement of operations for any new grants and modifications made after the date of adoption, plus any remaining unrecognized SFAS No. 123 expense of previously issued awards. We have not yet fully quantified the impact this statement will have on our future financial results, but expect that it will be material.

In December 2004, the FASB issued Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP No. 109-1”), and Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”). These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. FSP No. 109-1 states that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a “special deduction” instead of a tax rate reduction. FSP No. 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. FSP No. 109-1 has no significant impact on our current financial statements.  We have considered repatriation of unremitted earnings and have found it would not be beneficial to ongoing operations at this time.  As a result, FSP No. 109-2 has no significant impact on our current financial statements.

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47).  FIN 47 clarifies that the term “conditional asset retirement” refers to an entity’s legal obligation to perform an asset retirement activity in which the timing and method of settlement are conditional on a future event that may or may not be within the control of the entity.  FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated.   We do not expect the application of FIN 47, effective the end of fiscal years ending after December 15, 2005, to have a material effect on our financial position, results of operations or cash flows.

Stock-Based Compensation

We account for stock option plans and restricted stock award plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock.  Restricted stock awards are recorded as compensation cost over the requisite vesting periods based on the market value on the date of grant.  We have opted to disclose only the provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment to FASB Statement No. 123” (“SFAS No. 148”) as they pertain to financial statement recognition of compensation expense attributable to option grants.  As such, no compensation cost has been recognized for our stock option plans.  If we had elected to recognize compensation cost based on the fair value of granted stock options as prescribed by SFAS No. 123 and SFAS No. 148, the pro forma income and income per share amounts would have been as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$29,343	$(165,246)	$(193,027)	$(151,918)
Add: Stock-based compensation expense included in net income, net of related tax effects	1,473	792	5,099	2,314
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,514)	(8,517)	(22,664)	(23,312)
Pro forma net income (loss)	$24,302	$(172,971)	$(210,592)	$(172,916)

Earnings per share:
Basic income (loss) per share, as reported	$0.51	$(2.94)	$(3.33)	$(2.71)
Basic income (loss) per share, pro forma	$0.42	$(3.08)	$(3.63)	$(3.08)

Diluted income (loss) per share, as reported	$0.50	$(2.94)	$(3.33)	$(2.71)
Diluted income (loss) per share, pro forma	$0.42	$(3.08)	$(3.63)	$(3.08)

No change to our previously reported earnings per share for the three and nine months ended September 30, 2004 has resulted from our adoption of EITF No. 04-8, which was effective on December 15, 2004.  See Note 11.

2.              ACQUISITION OF CIMA LABS INC.

On August 12, 2004, we completed our acquisition of CIMA LABS INC. (“CIMA LABS”). Under the Agreement and Plan of Merger dated November 3, 2003, we acquired each outstanding share of CIMA LABS common stock for $34.00 per share in cash.  The total cash paid to CIMA LABS stockholders in the transaction was approximately $482.5 million, net of CIMA LABS’ existing cash on hand, or $409.4 million, net of its cash, cash equivalents and investments.  As a result of the acquisition, we obtained the rights to CIMA LABS’ fentanyl effervescent buccal tablets product candidate (formerly referred to as ORAVESCENT® fentanyl), for which we recently filed an NDA with the FDA for the treatment of breakthrough cancer pain in opioid-tolerant patients.  Fentanyl effervescent buccal tablets utilize an enhanced absorption transmucosal drug delivery technology that we believe may facilitate the rapid onset of pain relief in such patients.  We are targeting approval of this product by the FDA in late 2006.

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

Of the $113.1 million of acquired intangible assets, $70.0 million was assigned to the DuraSolv® technology with an estimated useful life of 14 years, $32.7 million was assigned to the OraSolv® technology with a weighted average estimated useful life of approximately 6 years, and $10.4 million was assigned to the developed OraVescent® technology with an estimated useful life of 15 years. The $68.8 million of goodwill was originally assigned to our biopharmaceutical segment.  As disclosed in footnote 12, we have revised our segment reporting to include two segments, United States and Europe.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill is not amortized, but will be subject to a periodic assessment for impairment by applying a fair-value-based test. None of this goodwill is expected to be deductible for income tax purposes.

Our purchase price allocation was finalized during the first quarter of 2005. We allocated $185.7 million of the purchase price to in-process research and development projects. In-process research and development (“IPR&D”) represents the valuation of acquired, to-be-completed research projects. At the acquisition date, CIMA LABS’ ongoing research and development initiatives were primarily involved with the development and commencement of Phase 3 clinical trials of fentanyl effervescent buccal tablets for the treatment of breakthrough cancer pain in opioid-tolerant patients, and several other minor ongoing research and development projects.  At the acquisition date of August 12, 2004, CIMA LABS had spent approximately $5.6 million on the fentanyl effervescent buccal tablets IPR&D project.  As of the end of the third quarter of 2005, we have spent an additional $13.6 million on the project, and we expect to spend an additional $4.7 million through the remainder of 2005.  The estimated revenues for the in-process projects are expected to be recognized from 2006 through 2019.

The value assigned to purchased in-process technology was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projections used to value IPR&D were, in some cases, reduced based on the probability of developing a new drug, and considered the relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from such projects are based on management’s estimates of cost of sales, operating expenses, and income taxes from such projects. The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental projects, discount rates of 28 percent were considered appropriate for the IPR&D. These discount rates were commensurate with the projects’ stage of development and the uncertainties in the economic estimates described above.

If these projects are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods. Additionally, the value of other acquired intangible assets may become impaired. We believed that the foregoing assumptions used in the IPR&D analysis were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected project sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs in the amount of $185.7 million were charged to expense in the third quarter of 2004.

The results of operations for CIMA LABS have been included in our consolidated statements since the acquisition date of August 12, 2004.

The following unaudited pro forma information shows the results of our operations for the three and nine months ended September 30, 2004 as though the acquisition had occurred as of the beginning of the period presented:

	Three months ended	Nine months ended
	September 30, 2004	September 30, 2004
Total Revenues	$268,147	$753,004
Net Loss	$(180,406)	$(170,649)
Basic and diluted net income per common share:
Basic loss per common share	$(3.21)	$(3.04)
Diluted loss per common share	$(3.21)	$(3.04)

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

3.              ACQUISITION OF SALMEDIX, INC.

On June 14, 2005, we completed our acquisition of Salmedix, Inc. (“Salmedix”).  Under the Agreement and Plan of Merger dated May 12, 2005, we acquired all of the outstanding capital stock of Salmedix for $160.9 million in cash and future payments totaling up to $40 million upon achievement of certain regulatory milestones.  The acquisition was funded from our existing cash on hand and was accounted for as an asset acquisition, as Salmedix is a development stage company.  As a result of the acquisition, we obtained the rights to market TREANDA™ (bendamustine hydrochloride) for which we are enrolling patients in Phase 3 clinical trials in the United States and Canada for the treatment of indolent (slowly progressing) non-Hodgkin’s lymphoma (NHL), a type of hematologic malignancy.  Of the purchase price, $30.8 million has been allocated to the fair value of the tangible net assets and liabilities as of the acquisition date, with the remaining purchase price of $130.1 million allocated to IPR&D relating primarily to TREANDA.  We did not record a tax benefit for the IPR&D charge related to Salmedix since we did not acquire a tax basis in its assets and do not expect to realize a tax deduction.  We recognized a net deferred tax asset of $4.3 million relating to the U.S. federal and state net operating losses acquired from Salmedix, which we believe are more likely than not to be utilized.  The results of operations for Salmedix have been included in our consolidated financial statements as of the acquisition date.

4.              VIVITREX LICENSE AND COLLABORATION

In June 2005, we entered into a license and collaboration agreement with Alkermes, Inc. (“Alkermes”) to develop and commercialize VIVITREX® (naltrexone long-acting injection) in the United States.  Concurrent with the execution of this agreement, we entered into a supply agreement under which Alkermes will provide to us finished commercial supplies of VIVITREX.  VIVITREX is an investigational drug in development by Alkermes for the treatment of alcohol dependence.

Alkermes submitted an NDA for VIVITREX to the FDA on March 31, 2005, which has been granted priority review.  The Prescription Drug User Fee Act (“PDUFA”) action date currently is scheduled for December 30, 2005.  We made an initial payment of $160 million cash to Alkermes upon execution of the agreement, all of which has been recorded as an IPR&D charge as the product has not yet received FDA approval.  We recognized a valuation allowance on the majority of the potential tax benefit related to the acquired product rights as we believe it is more likely than not that such potential tax benefit will not be realized.  We also have agreed to make an additional cash payment of $110 million to Alkermes if VIVITREX is approved by the FDA.  Alkermes also could receive up to an additional $220 million in milestone payments from us upon attainment of certain agreed-upon sales levels of VIVITREX.

Cephalon and Alkermes have formed a joint steering committee that will share responsibility for the commercialization, development and supply strategy for VIVITREX.  We will have primary responsibility for the commercialization of VIVITREX, while Alkermes will be responsible for obtaining marketing approval and manufacturing the product.  Until the later of December 31, 2007 or 18 months following FDA approval of the product, Alkermes is responsible for any cumulative losses up to $120 million and Cephalon is responsible for any cumulative losses in excess of $120 million.  Pre-tax profit, as adjusted for certain items, and losses incurred after the later of December 31, 2007 or 18 months following FDA approval will be split equally between the parties.  Cephalon will recognize all product sales following commercial launch.

5.              ACQUISITION OF TRISENOX

On July 18, 2005, we completed the acquisition of substantially all assets related to the TRISENOX® (arsenic trioxide) injection business from Cell Therapeutics, Inc. (“CTI”) and CTI Technologies, Inc., a wholly owned subsidiary of CTI, for $69.7 million in cash, funded from existing cash on hand.  The acquisition agreement provides for contingent future cash payments to CTI, totaling up to $100.0 million, upon the achievement of certain label expansion and sales milestones.  TRISENOX is indicated as a single agent for the treatment of patients with relapsed or refractory acute promyelocytic leukemia (APL), a life-threatening hematologic cancer.  CTI’s worldwide net sales of TRISENOX in 2004 totaled approximately $26.6 million.  The results of operations of TRISENOX have been included in the consolidated statements of operations since the acquisition date.

The acquisition of the assets related to the TRISENOX business has been accounted for as a business combination as we acquired all of the elements necessary to continue to conduct normal operations of the product.  At the date of acquisition, the fair value of assets and liabilities acquired equaled $114.0 million, consisting of $0.7 million of net working capital, $113.0 million of intangible assets, $0.5 million of acquired in-process research and development (which was expensed in the third quarter of 2005), net deferred tax assets of $15.6 million and deferred tax liabilities of $15.8 million.  We expect to finalize our purchase price allocation during the fourth quarter of 2005.

The fair value of acquired net assets exceeds the cost by $44.3 million. Because the acquisition agreement provides for contingent consideration up to $100 million, the $44.3 million excess of fair value of acquired net assets over cost has been recognized as a liability at the date of acquisition in accordance with SFAS 141.  When the contingencies are resolved, any amounts paid will reduce this liability.  Any excess of the contingent payments over this liability will be recognized as an additional cost of the TRISENOX acquisition.  Any excess of this liability over the contingent payments will reduce the recognized value of the acquired net assets on a pro rata basis.

All of the intangible assets acquired relate to the developed TRISENOX technology with estimated useful lives between eight and 13 years.

6.              INVENTORY, NET

Inventory consisted of the following:

	September 30,	December 31,
	2005	2004
Raw materials	$56,541	$31,511
Work-in-process	18,703	4,286
Finished goods	44,098	50,832
	$119,342	$86,629

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

At September 30, 2005, we had $39.7 million of capitalized inventory costs for products that have not yet received regulatory approval.

7.              INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

		September 30, 2005			December 31, 2004
	Estimated	Gross		Net	Gross		Net
	Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Lives	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed Technology acquired from Group Lafon	10-15 years	$132,000	$37,000	$95,000	$132,000	$29,600	$102,400
Trademarks/tradenames acquired from Group Lafon	15 years	16,000	4,000	12,000	16,000	3,200	12,800
GABITRIL product rights	9-15 years	112,630	35,042	77,588	119,352	29,859	89,493
Novartis CNS product rights	10 years	41,641	19,779	21,862	41,641	16,656	24,985
ACTIQ marketing rights	10 years	75,465	29,446	46,019	75,465	23,707	51,758
Modafinil marketing rights	10 years	9,078	2,717	6,361	10,288	2,314	7,974
DuraSolv® technology	14 years	70,000	5,478	64,522	70,000	1,826	68,174
OraSolv® technology	6 years	32,700	5,899	26,801	32,700	1,966	30,734
OraVescent® technology	15 years	10,400	761	9,639	10,400	254	10,146
NAXY and MONO-NAXY product rights	5 years	39,104	5,867	33,237	44,343	176	44,167
TRISENOX product rights	8-13 years	113,070	2,251	110,819	—	—	—
Other product rights	5-14 years	22,635	13,492	9,143	22,283	15,512	6,771
		$674,723	$161,732	$512,991	$574,472	$125,070	$449,402

Other intangible assets are amortized over their estimated useful economic life using the straight-line method.  Amortization expense was $15.5 million and $9.7 million for the three months ended September 30, 2005 and 2004, respectively, and $42.2 million and $26.5 million for the nine months ended September 30, 2005 and 2004, respectively.  Estimated amortization expense of intangible assets for each of the next five fiscal years is approximately $61.5 million in 2006, $60.2 million in 2007 and 2008, $60.1 million in 2009 and $49.8 million in 2010.

8.              LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
	2005	2004
2% convertible senior subordinated notes due June 1, 2015	$920,000	$—
2.5% convertible subordinated notes due December 2006	10,007	521,750
Change in fair value of hedged portion of 2.5% convertible subordinated notes	—	(1,772)
Zero Coupon convertible subordinated notes first putable June 2008 (Old)	313	303
Zero Coupon convertible subordinated notes first putable June 2010 (Old)	99	102
Zero Coupon convertible subordinated notes first putable June 2008 (New)	374,890	374,697
Zero Coupon convertible subordinated notes first putable June 2010 (New)	375,027	374,898
Mortgage and building improvement loans	9,211	9,721
Capital lease obligations	2,454	3,270
Other	4,094	6,555
Total debt	1,696,095	1,289,524
Less current portion	(3,465)	(5,114)
Total long-term debt	$1,692,630	$1,284,410

2% Convertible Senior Subordinated Notes

In June and July 2005, we issued through a public offering $920 million of 2% convertible senior subordinated notes due June 1, 2015 (the “2% Notes”).  Interest on the notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2005.

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

The 2% Notes also contain a restricted convertibility feature that does not affect the conversion price of the 2% Notes but, instead, places restrictions on a holder’s ability to convert their 2% Notes into shares of our common stock (the “conversion shares”).  A holder may convert the 2% Notes prior to December 1, 2014 only if one or more of the following conditions are satisfied:

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

Holders also may surrender their 2% Notes for conversion anytime after December 1, 2014 and on or prior to the close of business on the business day immediately preceding the maturity date, regardless if any of the foregoing conditions have been satisfied.  Upon the satisfaction of any of the foregoing conditions as of the last day of the reporting period, or during the twelve months prior to December 1, 2014, we would classify the then-aggregate principal balance of the 2% Notes as a current liability on our balance sheet and would write off to expense all remaining unamortized debt issuance charges.

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

The aggregate commissions and other debt issuance costs incurred with respect to the issuance of the 2% Notes are $28.1 million, which have been capitalized as debt issuance costs on our consolidated balance sheet and are being amortized until December 1, 2014, the first date that the 2% Notes are convertible at the option of the holder.

Convertible Note Hedge and Warrant Agreements

Concurrent with the sale of the 2% Notes, we purchased convertible note hedges from Deutsche Bank AG (DB) at a cost of $382.3 million.  We also sold to DB warrants to purchase an aggregate of 19,700,214 shares of our common stock and received net proceeds from the sale of these warrants of $217.1 million.  Taken together, the convertible note hedge and warrant agreements have the effect of increasing the effective conversion price of the 2% Notes from our perspective to $67.92 per share.  At our option, the warrants may be settled in either net cash or net shares.  The convertible note hedge must be settled using net shares.  Under the convertible note hedge, DB will deliver to us the aggregate number of shares we are required to deliver to a holder of 2% Notes that presents such notes for conversion.  If the market price per share of our common stock is above $67.92 per share, we will be required to deliver either shares of our common stock or cash to DB representing the value of the warrants in excess of the strike price of the warrants.  In accordance with Emerging Issues Task Force Issue (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock” (“EITF No. 00-19”) and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” we recorded the convertible note hedges and warrants in additional paid in capital, and will not recognize subsequent changes in fair value. We also recognized a deferred tax asset of $133.8 million for the effect of the future tax benefits related to the convertible note hedge.

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

2.5% Convertible Subordinated Notes

In July 2005, we completed a cash tender offer for our outstanding 2.5% Convertible Subordinated Notes Due December 2006 (“the 2.5% Notes”). As a result of the tender, we purchased approximately $512 million of the 2.5% Notes at a price of $975 for each $1,000 of principal amount of 2.5% Notes tendered, plus accrued and unpaid interest to the date of payment of $1.94 for each $1,000 of principal amount of 2.5% Notes tendered.  After completion of the tender offer, there remains outstanding approximately $10 million of the 2.5% Notes.  In July 2005, we also terminated the interest rate swap agreement associated with $200 million notional amount of the 2.5% Notes.

In the third quarter of 2005, we recognized a net gain of $2.1 million consisting of a gain on extinguishment of the 2.5% Notes of $7.4 million and a loss on the termination of the interest rate swap of $5.3 million.

3.875% Convertible Subordinated Notes

In March 2004 and August 2004, we repurchased for cash $10.0 million (at a price of 109.5% of the face amount) and $33.0 million (at a price of 104% of the face amount), respectively, of the 3.875% convertible subordinated notes in private transactions.  As a result, during the nine months ended September 30, 2004, $2.3 million was recognized in our financial statements as a charge on early extinguishment of debt.

9.              LEGAL PROCEEDINGS

We have filed a patent infringement lawsuit in U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals, Inc., Ranbaxy Laboratories Limited and Barr Laboratories, Inc. based upon the ANDAs filed by each of these companies with the FDA seeking approval to market a generic form of modafinil.  The lawsuit claims infringement of our U.S. Patent No. RE37,516 (the “‘516 Patent”) which covers the pharmaceutical compositions and methods of treatment with the form of modafinil contained in PROVIGIL.  Each of the defendants has asserted defenses and/or counterclaims for non-infringement and/or patent invalidity. Mylan and Ranbaxy also have asserted counterclaims for patent unenforceability based on alleged inequitable conduct.  We have moved to dismiss the unenforceability counterclaims and a decision is pending.  Discovery in this lawsuit is complete, and all four defendants have filed motions for summary judgment of non-infringement and/or patent invalidity.  We have filed our oppositions to the motions, and the court has not yet set a date for a hearing on defendants’ summary judgment motions.  We do not anticipate a decision on these motions prior to the end of 2005.  We expect a trial to begin no earlier than the second quarter of 2006.  In early 2005, we also filed suit for infringement of the ‘516 Patent against Carlsbad Technology, Inc. in the U.S. District Court in New Jersey based upon the ANDA filed by Carlsbad with the FDA seeking to market a generic form of modafinil.  Carlsbad has asserted counterclaims for non-infringement of the ‘516 Patent and invalidity of the ‘516 Patent.  Carlsbad also has asserted a counterclaim for non-infringement of our U.S. Patent No. 4,927,855 (which we have not asserted against Carlsbad).  We have moved to dismiss all of Carlsbad’s counterclaims; Carlsbad has opposed the motion, and a decision is pending.  Discovery in this action has only recently commenced.    While we intend to vigorously defend the validity of these patents and prevent infringement, these efforts will be both expensive and time consuming and, ultimately, may not be successful.

In June 2005, Tenlec Pharma Limited was issued a product license by the Medicines and Healthcare products Regulatory Agency in the United Kingdom for its generic version of PROVIGIL that we believe will be marketed and sold jointly with Teva UK Limited.  Following the issuance of this license, we and our subsidiary, Cephalon (UK) Limited, filed a lawsuit against Teva and Tenlec claiming infringement of the European patents covering PROVIGIL, which do not expire until 2014.  Tenlec and Teva deny infringement and have claimed that the patents are invalid.  Notwithstanding this, in late July 2005, Teva and Tenlec provided undertakings to the Royal Court of Justice (High Court) in London agreeing that they will not market or sell a generic version of PROVIGIL in the United Kingdom, prior to a trial and court decision, currently anticipated in early 2006.  While we intend to vigorously defend the validity of these patents and prevent infringement, these efforts will be both expensive and time consuming and ultimately, may not be successful.

In January 2005, we filed a patent infringement lawsuit in U.S. District Court in Delaware against Barr Laboratories, Inc., claiming infringement of U.S. Patent No. 4,863,737, based on an ANDA filed by Barr seeking approval to market a generic form of ACTIQ.  Barr has asserted counterclaims for non-infringement and patent invalidity.  We have moved to dismiss those counterclaims, Barr has opposed our motion, and a decision is pending.  Fact discovery is substantially complete, and this lawsuit is currently in the expert discovery phase.  A Markman Hearing has been held and the court has issued a claim construction ruling.  We anticipate trial in this matter to occur during the first six months of 2006.  Neither the ANDA filing nor this lawsuit affects the terms of the existing license grant to Barr of certain intellectual property related to ACTIQ, and we do not expect any change in the anticipated date of Barr’s entry to the market.  However, depending on the timing and outcome of the trial, it is possible that Barr could enter the market prior to our current expectations.  At the same time, we continue to comply in good faith with the FTC Decision and Order requiring us to provide the ACTIQ manufacturing process and other information to Barr to assist its efforts to manufacture a licensed generic version of ACTIQ when Barr’s license becomes effective.  While we intend to vigorously defend the validity of the ACTIQ patents and prevent infringement by Barr until the license effective date, these efforts will be both expensive and time consuming and, ultimately, may not be successful.

In September 2004, we announced that we had received subpoenas from the U.S. Attorney’s Office in Philadelphia.  That same month, we received a voluntary request for information from the Office of the Connecticut Attorney General.  Both the subpoenas and the voluntary request for information appear to be focused on Cephalon’s sales and promotional practices with respect to ACTIQ, GABITRIL and PROVIGIL, including the extent of off-label prescribing of our products by physicians.  We are cooperating with the U.S. Attorney’s Office and the Office of the Connecticut Attorney General, and are providing documents and other information to both offices in response to these and additional requests.  These matters may involve the bringing of criminal charges and fines, and/or civil penalties.  We cannot predict or determine the outcome of these matters or reasonably estimate the amount or range of amounts of any fines or penalties that might result from an adverse outcome.  However, an adverse outcome could have a material adverse effect on our financial position, liquidity and results of operations.

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

10.       COMPREHENSIVE INCOME (LOSS)

Our comprehensive income includes net income (loss), unrealized gains (losses) from foreign currency translation adjustments and unrealized investment losses.  Our total comprehensive income (loss) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss)	$29,343	$(165,246)	$(193,027)	$(151,918)

Foreign currency translation adjustments	(539)	3,588	(27,427)	(3,022)
Unrealized investment (losses) gains	(1,037)	227	(1,658)	(1,187)
Other comprehensive income (loss)	(1,576)	3,815	(29,085)	(4,209)

Comprehensive income (loss)	$27,767	$(161,431)	$(222,112)	$(156,127)

11.       EARNINGS PER SHARE (EPS)

We compute income per common share in accordance with SFAS No. 128, “Earnings Per Share.” Basic income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted income per common share is computed based on the weighted average shares outstanding and the dilutive impact of common stock equivalents outstanding during the period. The dilutive effect of employee stock options, restricted stock awards, the Zero Coupon Convertible Notes issued in December 2004 (the “New Zero Coupon Notes”) and the 2% Notes is measured using the treasury stock method. The dilutive effect of all other convertible notes including the remaining outstanding portions of the 2.5% Notes and the Old Zero Coupon Notes, is measured using the “if-converted” method.  Common stock equivalents are not included in periods where there is a loss, as they are anti-dilutive.

The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted income (loss) per common share:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Basic income (loss) per share computation:
Numerator:
Net income (loss) used for basic income per common share	$29,343	$(165,246)	$(193,027)	$(151,918)
Net income used for basic income per participating security	—	—	—	—
Total net income (loss)	$29,343	$(165,246)	$(193,027)	$(151,918)
Denominator:
Weighted average shares used for basic income (loss) per common share	58,064	56,178	58,035	56,065
Weighted average shares of participating securities	—	214	—	422
	58,064	56,392	58,035	56,487

Basic income (loss) per common share:	$0.51	$(2.94)	$(3.33)	$(2.71)

Diluted income (loss) per share computation:
Numerator:
Net income (loss) used for basic income per common share	$29,343	$(165,246)	$(193,027)	$(151,918)
Interest on convertible subordinated notes (net of tax)	240	—	—	—
Net income (loss) used for diluted income per common share	$29,583	$(165,246)	$(193,027)	$(151,918)

Denominator:
Weighted average shares used for basic income (loss) per common share	58,064	56,178	58,035	56,065
Effect of dilutive securities:
Employee stock options and restricted stock awards	509	—	—	—
Convertible subordinated notes	825	—	—	—
Weighted average shares used for diluted income (loss) per common share	59,398	56,178	58,035	56,065

Diluted income (loss) per common share:	$0.50	$(2.94)	$(3.33)	$(2.71)

The following reconciliation shows the shares excluded from the calculation of diluted income (loss) per common share as the inclusion of such shares would be anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Weighted average shares excluded:
Employee stock options	8,486	7,728	8,820	2,305
Convertible notes	32,633	19,753	25,956	20,497
	41,119	27,481	34,776	22,802

The 2% Notes and New Zero Coupon Notes each are considered to be instrument C securities as defined by EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion”; therefore, these notes are included in the dilutive earnings per share calculation using the treasury stock method.  Under the treasury stock method, we must calculate the number of shares issuable under the terms of these notes based on the average market price of the stock during the period, and include that number in the total diluted shares figure for the period.  For example, using the treasury stock method, if the average price of our stock during the three months ended September 30, 2005 had been $65.00 or $80.00, the shares from the 2% Notes to be included in diluted EPS would have been 5.5 million and 8.2 million shares, respectively, and the shares from the New Zero Coupon Notes would have been 1.4 million and 3.6 million shares, respectively.  The total number of shares that could potentially be included in diluted EPS is 19.7 million and 12.9 million for the 2% Notes and the New Zero Coupon Notes, respectively.  Since the average share price of our stock during the three and nine months ended September 30, 2005 did not exceed the conversion prices of $46.70 for the 2% Notes and $56.50 and $59.50 for the New Zero Coupon Notes, there was no impact of these notes on diluted shares or diluted EPS during these periods.

We have entered into convertible note hedge and warrant agreements that, in combination, have the economic effect of reducing the dilutive impact of the 2% Notes and the New Zero Coupon Notes by increasing the effective conversion price for these notes, from our perspective, to $67.92 and $72.08, respectively.  SFAS No. 128, however, requires us to analyze separately the impact of the convertible note hedge and warrant agreements on diluted EPS.  As a result, the purchases of the convertible note hedges are excluded because their impact will always be anti-dilutive.  SFAS No. 128 further requires that the impact of the sale of the warrants be computed using the treasury stock method.  For example, using the treasury stock method, if the average price of our stock during the three months ended September 30, 2005 had been $65.00 or $80.00, the shares issuable pursuant to the warrants related to the 2% Notes to be included in diluted EPS would have been zero and 3.0 million shares, respectively, and the shares issuable pursuant to the warrants related to the New Zero Coupon Notes would have been zero and 1.0 million, respectively.  The total number of shares that could potentially be included under the warrants is 19.7 million for the 2% Notes and 12.9 million for the New Zero Coupon Notes.  Since the average share price of our stock during the three and nine months ended September 30, 2005 did not exceed the conversion prices of either the 2% Notes or New Zero Coupon Notes, there was no impact of the warrants on diluted shares or diluted EPS during these periods.

12.       SEGMENT AND SUBSIDIARY INFORMATION

Due to changes in our internal management and reporting structure in the second quarter of 2005, our chief operating decision maker now evaluates performance and makes decisions based on two segments, United States and Europe.  As a result of this change, we have revised our segment reporting to include inter-segment sales and pre-tax income for these two segments as required by SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information” (“SFAS No. 131”).  Prior to the second quarter of 2005, we disclosed financial information for the United States and Europe in order to satisfy the geographical requirements of SFAS No. 131 but did not present inter-segment sales and pre-tax income for these two segments.

Revenue and pre-tax income for the three and nine months ended September 30, 2005 and 2004, and long-lived assets as of September 30, 2005 and December 31, 2004 is provided below:

Revenues for the three months ended September 30:

	2005			2004
	United			United
	States	Europe	Total	States	Europe	Total
PROVIGIL sales	$126,387	$8,103	$134,490	$92,631	$9,347	$101,978
ACTIQ sales	95,485	4,759	100,244	100,753	1,941	102,694
GABITRIL sales	15,178	1,333	16,511	23,046	1,577	24,623
Other sales	15,575	27,551	43,126	5,224	19,075	24,299
Other revenues	13,260	1,905	15,165	6,585	1,788	8,373
Total External Revenues	265,885	43,651	309,536	228,239	33,728	261,967

Inter-Segment Sales	4,594	11,276	15,870	1,821	7,052	8,873
Elimination of Inter-Segment Sales	(4,594)	(11,276)	(15,870)	(1,821)	(7,052)	(8,873)

Total Revenues	$265,885	$43,651	$309,536	$228,239	$33,728	$261,967

Revenues for the nine months ended September 30:

	2005			2004
	United			United
	States	Europe	Total	States	Europe	Total
PROVIGIL sales	$338,529	$26,009	$364,538	$276,071	$23,221	$299,292
ACTIQ sales	282,105	11,904	294,009	253,130	5,350	258,480
GABITRIL sales	54,023	4,562	58,585	67,372	4,659	72,031
Other sales	36,319	80,137	116,456	5,224	63,948	69,172
Other revenues	36,176	5,724	41,900	12,212	5,239	17,451
Total External Revenues	747,152	128,336	875,488	614,009	102,417	716,426

Inter-Segment Sales	9,064	56,405	65,469	8,454	25,302	33,756
Elimination of Inter-Segment Sales	(9,064)	(56,405)	(65,469)	(8,454)	(25,302)	(33,756)

Total Revenues	$747,152	$128,336	$875,488	$614,009	$102,417	$716,426

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Pre-tax income (loss):
United States	$46,761	$(148,849)	$(159,788)	$(118,818)
Europe	3,913	3,067	10,238	12,595
Total	$50,674	$(145,782)	$(149,550)	$(106,223)

	September 30,	December 31,
	2005	2004
Long-lived assets:
United States	$1,152,345	$695,279
Europe	349,236	583,061
Total	$1,501,581	$1,278,340

We performed our annual test of impairment of goodwill as of July 1, 2005.  Under SFAS No. 142, as a result of our reorganization of our internal management and reporting structure, we allocated goodwill to each of our reporting units based on their relative fair value.  During the third quarter of 2005, $281.6 million of goodwill was allocated to our United States segment and $87.9 million was allocated to our Europe segment.  Following the completion of this allocation, we completed our annual test of impairment of goodwill and concluded that goodwill was not impaired.

13.       PENSIONS AND OTHER POSTRETIREMENT BENEFITS

We have a defined benefit pension plan and other postretirement benefit plans covering employees at our French subsidiaries.  These plans are noncontributory and are not funded; benefit payments are funded from operations.

A summary of the components of net periodic benefit costs is as follows:

	Pension Benefits For the three months ended September 30,		Pension Benefits For the nine months ended September 30,
	2005	2004	2005	2004
Service cost	$123	$113	$380	$346
Interest cost	76	82	240	250
Recognized actuarial gain	(63)	(62)	(196)	(189)
Change in benefit obligation	$136	$133	$424	$407

	Other Benefits For the three months ended September 30,		Other Benefits For the nine months ended September 30,
	2005	2004	2005	2004
Service cost	$8	$8	$26	$23
Interest cost	13	21	41	63
Amortization of prior improvements	(6)	—	(19)	—
Recognized actuarial gain	(1)	(9)	(4)	(28)
Recognized gain due to plan curtailment	—	—	—	(4,240)
Change in benefit obligation	$14	$20	$44	$(4,182)

In the first quarter of 2004, we cancelled postretirement health care benefits for employees at our French subsidiaries that had not yet retired.  This resulted in a gain of $4.2 million that has been recognized as an offset to net periodic benefits costs for the nine months ended September 30, 2004.

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

EXECUTIVE SUMMARY

Cephalon is an international biopharmaceutical company dedicated to the discovery, development and marketing of innovative products to treat sleep disorders, neurological disorders, cancer and pain. In addition to conducting an active research and development program, we market four products in the United States and numerous products in various countries throughout Europe.  Through our wholly-owned subsidiary, CIMA LABS INC., we develop and manufacture orally disintegrating tablets using proprietary technologies.  Our three largest products in terms of product sales, PROVIGIL, ACTIQ and GABITRIL, comprised approximately 86% of our worldwide net sales for the nine months ended September 30, 2005.  We market four products in the United States through our approximately 525-person sales force.

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

Our future success is highly dependent on obtaining and maintaining patent protection for our products and technology.  With respect to PROVIGIL, we have filed patent infringement lawsuits against five generic companies based upon the ANDAs filed by these companies seeking FDA approval to market a generic version of modafinil.  We anticipate that the first trial will begin no earlier than the second quarter of 2006.  See “– Certain Risks Related to Our Business.”  For ACTIQ, the patents covering the previous formulation of the product expired in May 2005 and the patent covering the current formulation is set to expire as early as September 2006.  As a result of the License and Supply Agreement we entered into with Barr Laboratories, Inc. in July 2004, we could face generic competition from Barr prior to September 2006 if we receive FDA approval of fentanyl effervescent buccal tablets before this date.  See “Recent Acquisitions and Transactions - CIMA LABS INC.” below.  In December 2004, we announced that the FDA had acknowledged receipt of an ANDA filed by Barr seeking approval to market a generic form of ACTIQ.  In January 2005, we filed a patent infringement lawsuit against Barr to defend our patents until the license effective date.  Neither the ANDA filing nor this lawsuit modify the existing license grant to Barr, and we do not expect any change in the anticipated date of Barr’s entry to market.  However, depending on the timing and outcome of the trial, it is possible that Barr could enter the market prior to our current expectations.  The loss of patent protection on any of our existing U.S. products, whether by third-party challenge, invalidation, circumvention, license or patent expiration, would materially impact our results of operations.

To mitigate the risk from current generic challenges to our key products, we are seeking FDA approval for five product candidates during 2006 and early 2007.  The following chart summarizes our progress with respect to these product opportunities, as well as our current expectations with respect to the timing of regulatory filings and possible launch dates, assuming FDA approval:

Product Candidate	Expected Indication	Anticipated Filing Date	Target Launch Date	Other
SPARLON™ (modafinil)*	ADHD in children and adolescents	Filed sNDA 4Q 2004	1Q 2006	Received approvable letter from FDA on October 20, 2005

NUVIGIL® (armodafinil)	Excessive sleepiness	Filed NDA 1Q 2005	Early 2006	Current PDUFA date: January 2006

VIVITREX® (naltrexone long acting injection)*	Alcohol dependence	Filed NDA 1Q 2005	1st Half 2006	Current PDUFA date: December 2005

fentanyl effervescent buccal tablets	Breakthrough cancer pain	Filed NDA 3Q 2005	Late 2006	Awaiting written FDA notification of filing acceptance

GABITRIL® (tiagabine hydrochloride)	Generalized Anxiety Disorder	1st Half 2006	1st Half 2007	Phase 3 clinical trials are ongoing

*

Cephalon is a party to a co-promotion agreement with McNeil Consumer & Specialty Pharmaceuticals with respect to SPARLON and a license and collaboration agreement with Alkermes, Inc. with respect to VIVITREX.

Even if we successfully achieve FDA approval for each of the product candidates described above, we will face significant challenges in successfully launching these products into highly competitive marketplaces.  In anticipation of these challenges, we recently decided to increase the size of our sales force and to align it by our four therapeutic franchises: central nervous system, pain, oncology and addiction.

As part of our business strategy, in the future we expect to continue to consider and, as appropriate, consummate acquisitions of other technologies, products and businesses and enter into collaborative arrangements.  Since March 31, 2005, we have acquired Salmedix, Inc., a privately held company in San Diego, entered into a license and collaboration agreement with Alkermes with respect to VIVITREX, acquired substantially all of the assets related to the TRISENOX injection business, a product indicated for patients with relapsed or refractory APL, and entered into a co-promotion agreement with McNeil Consumer & Specialty Pharmaceuticals with respect to SPARLON.

We also have significant research programs focused on developing therapeutics to treat oncological disorders.  In the cancer area, we have a program with a molecule, CEP-701, and are currently conducting Phase 2 clinical trials in patients suffering from acute myeloid leukemia (AML).  We are currently conducting Phase 3 clinical trials with TREANDA in patients suffering from indolent (slowly progressing) non-Hodgkin’s lymphoma (NHL), a type of hematologic malignancy. During the third quarter of 2005, we ceased clinical development of CEP-7055, one of the molecules in our VEGF inhibitor research program.  We are continuing the VEGF program and are pursuing other molecules that may have utility in the treatment of solid tumors, including CEP-11981, a preclinical drug candidate that we believe may have superior pharmaceutical properties to CEP-7055.  In the pharmaceutical industry, the development of new pharmaceutical products is highly uncertain because the majority of therapeutic candidates fail to show the human safety and efficacy necessary for regulatory approval and successful commercialization.  In addition, these efforts require substantial time, effort and financial resources.  Our success in developing product candidates, or new or improved formulations of existing products, will be a significant factor in our long-term success.

We have significant levels of indebtedness outstanding, the majority of which consists of convertible notes with stated conversion prices or restricted conversion prices higher than our stock price as of the date of this filing.

The rate of our future growth and our ability to generate sufficient cash flows from operations to service and repay our indebtedness ultimately will depend, in large part, on our ability to maintain patent protection on our existing products and successfully acquire or develop and successfully market and sell new products and new indications for our existing products.

Recent Acquisitions and Transactions

CIMA LABS INC.

On August 12, 2004, we completed our acquisition of CIMA LABS INC.  Under the Agreement and Plan of Merger dated November 3, 2003, we acquired each outstanding share of CIMA LABS common stock for $34.00 per share in cash.  The total cash paid to CIMA LABS stockholders in the transaction was approximately $482.5 million, net of CIMA LABS’ existing cash on hand, or $409.4 million, net of its cash, cash equivalents and investments.  As a result of the acquisition, we obtained the rights to CIMA LABS’ fentanyl effervescent buccal tablets, for which we filed an NDA with the FDA for the treatment of breakthrough cancer pain in opioid-tolerant patients.  Fentanyl effervescent buccal tablets utilize an enhanced absorption transmucosal drug delivery technology, known as ORAVESCENT, that we believe may facilitate the rapid onset of pain relief in such patients.  We are targeting approval of this product by the FDA in late 2006.

To secure Federal Trade Commission (FTC) clearance of the CIMA LABS acquisition, we entered into a license and supply agreement with Barr whereby we agreed to license to Barr our U.S. rights to any intellectual property related to ACTIQ. The license to ACTIQ will become effective upon the earliest to occur of (i) final FDA approval of fentanyl effervescent buccal tablets, (ii) September 5, 2006, if we have not received a pediatric extension of exclusivity for ACTIQ or (iii) February 3, 2007, if we have received a pediatric extension of exclusivity for ACTIQ.  As we currently expect to receive a pediatric extension of exclusivity for ACTIQ prior to September 2006, we anticipate that the Barr license will be effective upon fentanyl effervescent buccal tablets approval.  See also footnote 9 of the Consolidated Financial Statements included in Part I, Item 1 of this Report.  Under the agreement, Barr also may receive a license to the sugar-free formulation of ACTIQ under development; this license would become effective upon fentanyl effervescent buccal tablets approval by the FDA.

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

Salmedix, Inc.

On June 14, 2005, we completed our acquisition of Salmedix, Inc.  Under the Agreement and Plan of Merger dated May 12, 2005, we acquired all of the outstanding capital stock of Salmedix for $160.9 million in cash and future payments totaling up to $40 million upon achievement of certain regulatory milestones.  The acquisition was funded from our existing cash on hand and was accounted for as an asset acquisition, as Salmedix is a development stage company.  As a result of the acquisition, we obtained the rights to market TREANDA™ (bendamustine hydrochloride) for which we currently are conducting Phase 3 clinical trials in the United States and Canada for the treatment of indolent (slowly progressing) non-Hodgkin’s lymphoma (NHL), a type of hematologic malignancy.  Of the purchase price, $30.8 million has been allocated to the fair value of the tangible net assets and liabilities as of the acquisition date, with the remaining purchase price of $130.1 million allocated to IPR&D relating primarily to TREANDA.  We did not record a tax benefit for the IPR&D charge related to Salmedix since we did not acquire a tax basis in its assets and do not expect to realize a tax deduction.  We recognized a net deferred tax asset of $4.3 million relating to the U.S. federal and state net operating losses acquired from Salmedix, which we believe are more likely than not to be utilized.  The results of operations for Salmedix have been included in our consolidated financial statements as of the acquisition date.

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

We have formed a joint steering committee with Alkermes that will share responsibility for the commercialization, development and supply strategy for VIVITREX.  We will have primary responsibility for the commercialization of VIVITREX, while Alkermes will be responsible for obtaining marketing approval and manufacturing the product.  Until the later of December 31, 2007 or 18 months following FDA approval of the product, Alkermes is responsible for any cumulative losses up to $120 million, and we are responsible for any cumulative losses in excess of $120 million.  Pre-tax profit, as adjusted for certain items, and losses incurred after the later of December 31, 2007 or 18 months following FDA approval will be split equally between the parties.  We will recognize product sales upon commercial launch.

TRISENOX Acquisition

On July 18, 2005, we completed the acquisition of substantially all assets related to the TRISENOX® (arsenic trioxide) injection business from Cell Therapeutics, Inc. (“CTI”) and CTI Technologies, Inc., a wholly owned subsidiary of CTI, for $69.7 million in cash, funded from existing cash on hand.  The acquisition agreement provides for contingent future cash payments to CTI, totaling up to $100.0 million, upon the achievement of certain label expansions and sales milestones.  TRISENOX is indicated as a single agent for the treatment of patients with relapsed or refractory acute promyelocytic leukemia (APL), a life-threatening hematologic cancer.  CTI’s worldwide net sales of TRISENOX in 2004 totaled approximately $26.6 million.  The results of operations of TRISENOX have been included in the consolidated statements of operations since the acquisition date.

Co-Promotion Agreement with McNeil

In August 2005, Cephalon and McNeil Consumer & Specialty Pharmaceuticals Division of McNeil-PPC, Inc.  entered into a co-promotion agreement with respect to SPARLON.  On October 21, 2005, we announced that the FDA issued an approvable letter for SPARLON for the treatment of attention-deficit/hyperactivity disorder (ADHD) in children and adolescents between the ages of six and 17.  We are working closely with the FDA to obtain final approval and expect to launch this product in the first quarter of 2006.

Under the co-promotion agreement, McNeil has agreed to have at least 300 McNeil sales representatives co-promote and detail SPARLON upon FDA approval in the United States primarily to pediatricians, psychiatrists and pediatric neurologists.  We will promote the product to psychiatrists, neurologists, primary care physicians, and other appropriate health care professionals.  The parties have formed a joint commercialization committee to oversee the promotion of SPARLON.  We retain all responsibility for the development, manufacture, distribution and sale of the product.  We will pay McNeil commission fees calculated as a percentage of annual net sales of SPARLON during the term of the agreement and, if specified sales levels are reached in the final year of the agreement, during the three calendar years following the expiration of the agreement.  Commission fees will be recognized as Sales and Marketing expenses in the same period that the related net sales are recognized.

McNeil may terminate prior to the end of the three-year term of the agreement if “Lost CONCERTA Market Exclusivity” occurs, subject to the following conditions:

•                                          Except as set forth in the next bullet, McNeil may only terminate the co-promotion agreement effective on or after a date that is six months following the first commercial sale of SPARLON in the United States by providing us with at least 90 days’ advance written notice of termination; and

•                                          If Lost CONCERTA Market Exclusivity occurs prior to the first commercial sale of SPARLON in the United States, McNeil may terminate the Agreement on or after a date that is the later of (a) the four-month anniversary of Lost CONCERTA Market Exclusivity and (b) April 30, 2006, by providing us with at least 90 days’ advance written notice of termination; provided that if the first commercial sale of the product occurs before the effective date of termination, then McNeil may only terminate the co-promotion agreement effective on or after a date that is at least six (6) months following the first commercial sale of SPARLON.

“Lost CONCERTA Market Exclusivity” will occur if a generic form of McNeil’s ADHD product CONCERTA (methylphenidate HCl) Extended-release Tablets is sold in the United States for at least 60 days during the term of the co-promotion agreement.  If McNeil exercises its option to terminate the co-promotion agreement because of the Lost CONCERTA Market Exclusivity, then we have the right to offer employment at that time to some or all of McNeil’s sales force covered by the co-promotion agreement.

RESULTS OF OPERATIONS

Three months ended September 30, 2005 compared to three months ended September 30, 2004:

	2005			2004			% Increase (Decrease)
	United			United			United
	States	Europe	Total	States	Europe	Total	States	Europe	Total
Sales:
PROVIGIL	$126,387	$8,103	$134,490	$92,631	$9,347	$101,978	36%	(13)%	32%
ACTIQ	95,485	4,759	100,244	100,753	1,941	102,694	(5)%	145%	(2)%
GABITRIL	15,178	1,333	16,511	23,046	1,577	24,623	(34)%	(15)%	(33)%
Other	15,575	27,551	43,126	5,224	19,075	24,299	198%	44%	77%
Total Sales	252,625	41,746	294,371	221,654	31,940	253,594	14%	31%	16%

Other Revenues	13,260	1,905	15,165	6,585	1,788	8,373	101%	7%	81%

Total Revenues	$265,885	$43,651	$309,536	$228,239	$33,728	$261,967	16%	29%	18%

Sales—In the United States, we sell our products to pharmaceutical wholesalers, the largest three of which accounted for 84% of our worldwide net sales for the three months ended September 30, 2005 and 85% of our worldwide net sales for the nine months ended September 30, 2005.  Decisions made by these wholesalers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) can materially affect the level of our sales in any particular period and thus may not necessarily correlate to the number of prescriptions written for our products as reported by IMS Health.  We believe that speculative buying of product, particularly in anticipation of possible price increases, has been the historic practice of many pharmaceutical wholesalers.  For our part, we attempted to minimize these fluctuations in the past both by providing, from time to time, discounts to our customers to stock normal amounts of inventory (which we had historically defined as approximately one month’s supply at our current sales level) and by canceling orders if we believe a particular customer is speculatively buying inventory in anticipation of possible price increases.

Over the past year, our wholesaler customers, as well as others in the industry, have begun to modify their business models from arrangements where they derive profits from the management of various discounts and rebates, to arrangements where they charge a fee for their services.  In connection with this new wholesaler business model, we entered into wholesaler service agreements in the third quarter of 2005 with our major wholesaler customers.  These agreements obligate the wholesalers to provide us with periodic retail demand information and current inventory levels for our products held at their warehouse locations; additionally, the wholesalers have agreed to manage the variability of their purchases within specified limits based on product demand. In return, we will provide the wholesalers with additional discounts in exchange for their services.

As of September 30, 2005, we received information from our three largest U.S. wholesaler customers about the levels of inventory they held for our products.  Based on this information, which we have not independently verified, we believe that total inventory held at these wholesalers is approximately 2 to 3 weeks supply at our current sales levels.

For the three months ended September 30, 2005, total sales increased by 16% over the prior period.  The factors that contributed to the increase in sales are summarized as follows:

•                  Sales of PROVIGIL increased 32% in the third quarter of 2005 as compared to 2004. Demand for PROVIGIL increased as evidenced by an increase in U.S. prescriptions for PROVIGIL of 11%, according to IMS Health. During the third quarter of 2005, sales of PROVIGIL also were impacted by domestic price increases of approximately 30% from period to period, offset by a decrease in the number of units of inventory held by U.S. wholesalers during the quarter as well as an increase in the adjustments recorded to gross sales.

•                  Sales of ACTIQ decreased 2% as compared to the same period last year. Demand for ACTIQ in the U.S. increased as evidenced by an increase in U.S. prescriptions for ACTIQ of 9%, according to IMS Health. During the third quarter of 2005, sales of ACTIQ also were impacted by domestic price increases of approximately 27% from period to period.  These increases were more than offset by a decrease in the number of units of inventory held by U.S. wholesalers during the quarter as well as an increase in adjustments recorded to gross sales, as shown in the table below.

•                  Sales of GABITRIL decreased 33% as compared to the same period last year.  During the third quarter, U.S. prescriptions for GABITRIL decreased by 30% from period to period, according to IMS Health.  This was driven primarily by our decision to reduce our sales and marketing efforts following an update in February 2005 to the label information for GABITRIL.  During the third quarter of 2005, sales of GABITRIL also were impacted by domestic price increases of approximately 51% from period to period, offset by a decrease in the number of units held by U.S. wholesalers during the quarter and an increase in adjustments recorded to gross sales.

•                  Other sales, which consist primarily of sales of other products and certain third party products, increased 77% as compared to the same period last year.  The most significant increases in this category are sales of SPASFON® (phloroglucinol), sales of NAXY® (clarithromycin), which we acquired in December 2004, sales of products manufactured and sold to pharmaceutical partners by CIMA LABS, which we acquired in August 2004 and sales of TRISENOX®, which we acquired in July 2005.

Analysis of gross sales to net sales—The following table presents the adjustments deducted from gross sales to arrive at a net sales figure:

	For the three months ended September 30,
	2005	2004	Change	% Change
Gross sales	$335,284	$279,447	$55,837	20%

Adjustments to gross sales:
Prompt payment discounts	5,424	4,585	839	18%
Wholesaler discount reserve	5,593	—	5,593	100%
Returns	668	3,246	(2,578)	(79)%
Coupons	6,688	4,397	2,291	52%
Medicaid discounts	15,276	10,726	4,550	42%
Managed care and governmental agreements	7,264	2,899	4,365	151%
	40,913	25,853	15,060

Net sales	$294,371	$253,594	$40,777	16%

Adjustments to gross sales as a percentage of gross sales	12.2%	9.3%

Increases in the adjustments to gross sales as a percentage of gross sales from the quarter ended September 30, 2004 to the quarter ended September 30, 2005 primarily reflect the establishment of a wholesaler discount reserve in 2005 to provide for fees consistent with the terms of the wholesaler service agreements we recently executed, increased Medicaid discounts resulting from both increased usage and increased rebate percentages due to price increases, and additional rebates for certain governmental programs.

Other Revenues—The increase of 81% from period to period is primarily due to the inclusion of product development and licensing fees and royalties attributable to CIMA LABS of $10.3 million for the quarter ended September 30, 2005, compared to $5.4 million from the acquisition date of August 12, 2004 to September 30, 2004.

	For the three months ended September 30,
	2005	2004	Change	% Change
Costs and expenses:
Cost of sales	$37,629	$33,782	$3,847	11%
Research and development	91,934	67,683	24,251	36%
Selling, general and administrative	103,253	76,204	27,049	35%
Depreciation and amortization	22,346	13,784	8,562	62%
Acquired in-process research and development	5,500	185,700	(180,200)	(97)%
	$260,662	$377,153	$(116,491)	(31)%

Cost of Sales— Cost of sales as a percentage of net sales was approximately 13% for both the third quarter of 2005 and the third quarter of 2004.  Cost of sales as a percentage of net sales was impacted by the addition of CIMA LABS’ product sales beginning in the third quarter of 2004, for which the margin is lower than our other products.  This impact was offset by lower production costs per unit for ACTIQ during the third quarter of 2005 resulting from higher production levels and by the effect of price increases on our three major US products effective February 2005 and July 2005.

Research and Development Expenses—Research and development expenses increased $24.3 million, or 36%, in the third quarter of 2005 as compared to the third quarter of 2004.  Of this increase, $10.6 million is due to clinical research costs including expenditures associated with increased headcount necessary to support higher levels of clinical activities and expenditures associated with clinical studies to explore the utility of GABITRIL in generalized anxiety disorder and Phase 3 studies of fentanyl effervescent buccal tablets. These increases were partially offset by a decrease in clinical research costs due to the inclusion in 2004 of four double-blind studies in our NUVIGIL program, which were completed in January 2005. The remainder of the increase from period to period is largely due to an increase in headcount-related expenditures in other research and development areas.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $27.0 million, or 35%, in the third quarter of 2005 as compared to the third quarter of 2004.  Selling, general and administrative expenses increased period to period primarily due to (1) sales and marketing costs in France to support NAXY® and MONO-NAXY®, which we acquired from Sanofi-Synthelabo France in December 2004, (2) expenditures associated with an increase in headcount, (3) the inclusion of a full quarter of CIMA LABS in 2005, which we acquired in August 2004 and (4) expansion of our field sales forces, additional product promotional expense and an increased number of medical education programs, offset somewhat by a reduction in GABITRIL marketing activity.

Depreciation and Amortization Expenses—Depreciation and amortization expenses increased by $8.6 million, or 62%, in the third quarter of 2005 as compared to the third quarter of 2004.  This increase is primarily the result of increased capital investments in software, building, leasehold and laboratory improvements at our West Chester and Frazer locations, increased spending on manufacturing equipment at our Salt Lake City location and the acquisition of property, plant and equipment associated with the CIMA LABS acquisition. Amortization expense increased due to the inclusion of amortization expense associated with the CIMA LABS (August 2004), NAXY® and MONO-NAXY® (December 2004) and TRISENOX® (July 2005) transactions.

Acquired In-Process Research and Development—The decrease in acquired in-process research and development expense in 2005 as compared to 2004 is due to the inclusion of in-process research and development charge in 2004 as a result of our acquisition of CIMA LABS.

	For the three months ended September 30,
	2005	2004	Change	% Change
Other income and expense:
Interest income	$7,247	$4,804	$2,443	51%
Interest expense	(7,494)	(5,176)	(2,318)	(45)%
Debt exchange expense	—	(28,230)	28,230	100%
Gain (charge) on early extinguishment of debt	2,085	(1,352)	3,437	254%
Other income (expense), net	(38)	(642)	604	94%
	$1,800	$(30,596)	$32,396	106%

Other Income and Expense—Total other income and expense, net, increased $32.4 million, or 106%, in the third quarter of 2005 from the third quarter of 2004 due to:

•                  a $2.4 million increase in interest income in the third quarter of 2005 from the third quarter of 2004 due to higher investment returns partially offset by lower average investment balances;

•                  a $2.3 million increase in interest expense due to higher average debt balances;

•                  a $28.2 million decrease in debt exchange expense which was recognized in the third quarter of 2004 related to the exchange of $78.3 million of our 2.5% convertible subordinated notes;

•                  a net gain (charge) on early extinguishment of debt in the third quarter of 2005 includes a $7.4 million gain on the repurchase of approximately $512 million of the 2.5% convertible subordinated notes and a net loss of $5.3 million on the termination of the interest rate swap agreement associated with $200 million notional amount of the 2.5% convertible subordinated notes in a private transaction; in the third quarter of 2004, the $1.4 million charge on early extinguishment of debt was a result of the repurchase of $33.0 million of our 3.875% convertible subordinated notes.

	For the three months ended September 30,
	2005	2004	Change	% Change

Income tax expense	$(21,331)	$(19,464)	$(1,867)	(10)%

Income Taxes—We recognized $21.3 million of income tax expense in the third quarter of 2005 and $19.5 million of income tax expense in the third quarter of 2004.  The effective tax rate in the third quarter of 2005 and 2004 is 42.1% and (13.4)%, respectively.  We recognized a valuation allowance on the majority of the potential tax benefit related to acquired in-process research and development expense during the third quarter of 2005 as we believe it is more likely than not that such potential tax benefit will not be realized.  No tax benefit was recorded for the $185.7 million charge for in-process research and development expense recognized in the third quarter of 2004.  We recognized a tax benefit and a reduction of additional paid in capital of $11.3 million for the $28.2 million debt exchange expense recognized upon conversion of $78.3 million of our 2.5% convertible subordinated notes in the third quarter of 2004.  We will continue to review and analyze the likelihood of realizing tax benefits relating to deferred tax assets as there is more certainty surrounding our future levels of profitability, particularly in light of potential product regulatory approvals in the fourth quarter of 2005 and early 2006 launches.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004:

	2005			2004			% Increase (Decrease)
	United			United			United
	States	Europe	Total	States	Europe	Total	States	Europe	Total
Sales:
PROVIGIL	$338,529	$26,009	$364,538	$276,071	$23,221	$299,292	23%	12%	22%
ACTIQ	282,105	11,904	294,009	253,130	5,350	258,480	11%	123%	14%
GABITRIL	54,023	4,562	58,585	67,372	4,659	72,031	(20)%	(2)%	(19)%
Other	36,319	80,137	116,456	5,224	63,948	69,172	595%	25%	68%
Total Sales	710,976	122,612	833,588	601,797	97,178	698,975	18%	26%	19%

Other Revenues	36,176	5,724	41,900	12,212	5,239	17,451	196%	9%	140%

Total Revenues	$747,152	$128,336	$875,488	$614,009	$102,417	$716,426	22%	25%	22%

For the nine months ended September 30, 2005, total sales increased by 19% over the prior period.  The factors that contributed to the increase in sales are summarized as follows:

•                  Sales of PROVIGIL increased 22% as compared to the same period last year. Demand for PROVIGIL increased as evidenced by an increase in U.S. prescriptions for PROVIGIL of 19%, according to IMS Health. For the nine months ended 2005, sales of PROVIGIL also were impacted by domestic price increases of approximately 20% from period to period, offset by a decrease in the number of units of inventory held by U.S. wholesalers and an increase in the adjustments recorded to gross sales.

•                  Sales of ACTIQ increased 14% as compared to the same period last year. Demand for ACTIQ increased as evidenced by an increase in U.S. prescriptions for ACTIQ of 10%, according to IMS Health. For the nine months ended 2005, sales of ACTIQ also were impacted by an increase in domestic prices of approximately 18% from period to period, offset by a decrease in the number of units of inventory held by U.S. wholesalers as well as an increase in adjustments recorded to gross sales.

•                  Sales of GABITRIL decreased 19% as compared to the same period last year.  U.S. prescriptions for GABITRIL decreased 10% according to IMS Health.  This decrease was driven primarily by our decision to reduce our sales and marketing efforts following an update in February 2005 to the label information for GABITRIL. For the nine months ended 2005, sales of GABITRIL also were impacted by domestic price increases of approximately 28% from period to period, offset by a decrease in the number of units held by U.S. wholesalers during the nine months ended September 30, 2005 as well as an increase in adjustments recorded to gross sales.

•                  Other sales, which consist primarily of sales of other products and certain third party products, increased 68% as compared to the same period last year.  The most significant increases in this category are sales of SPASFON® (phloroglucinol), sales of NAXY® (clarithromycin), which we acquired in December 2004, sales of products manufactured and sold to pharmaceutical partners by CIMA LABS, which we acquired in August 2004 and sales of TRISENOX® which we acquired in July 2005.

Analysis of gross sales to net sales—The following table presents the adjustments from gross sales to arrive at a net sales figure:

	For the nine months ended September 30,
	2005	2004	Change	% Change
Gross sales	$955,429	$769,966	$185,463	24%

Adjustments to gross sales:
Prompt payment discounts	15,839	13,192	2,647	20%
Wholesaler discount reserve	18,139	—	18,139	100%
Returns	10,634	9,336	1,298	14%
Coupons	16,683	11,774	4,909	42%
Medicaid discounts	43,156	28,948	14,208	49%
Managed care and governmental agreements	17,390	7,741	9,649	125%
	121,841	70,991	50,850

Net sales	$833,588	$698,975	$134,613	19%

Adjustments to gross sales as a percentage of gross sales	12.8%	9.2%

Increases in the adjustments to gross sales as a percentage of gross sales from the nine months ended September 30, 2004 to the nine months ended September 30, 2005 primarily reflects the establishment of a wholesaler discount reserve to provide for fees consistent with the terms of the wholesaler service agreements recently executed with our wholesaler customers, increased Medicaid discounts resulting from both increased usage and increased discount percentages due to price increases, and additional rebates for certain governmental programs.  Additionally, we extended discounts totaling $2.2 million in the first quarter of 2005 to certain of our wholesalers in order to maintain inventory at estimated historic levels.

Other Revenues—The increase of 140% from period to period is primarily due to the inclusion of product development and licensing fees and royalties attributable to CIMA LABS of $27.6 million for the nine months ended September 30, 2005, compared to $5.4 million from the acquisition date of August 12, 2004 to September 30, 2004.

	For the nine months ended September 30,
	2005	2004	Change	% Change
Costs and expenses:
Cost of sales	$114,093	$89,599	$24,494	27%
Research and development	255,591	198,208	57,383	29%
Selling, general and administrative	302,904	243,908	58,996	24%
Depreciation and amortization	61,151	36,927	24,224	66%
Impairment charge	—	30,071	(30,071)	(100)%
Acquired in-process research and development	295,615	185,700	109,915	59%
	$1,029,354	$784,413	$244,941	31%

Cost of Sales—Cost of sales as a percentage of net sales was approximately 14% for the nine months ended September 30, 2005 and 13% for the nine months ended September 30, 2004.  The increase is primarily due to the addition of CIMA LABS’ product sales for which the margin is lower than our other products and which was acquired in the third quarter of 2004.  This increase was partially offset by the effect of price increases on our three major US products effective February 2005 and July 2005.

Research and Development Expenses—Research and development expenses increased $57.4 million, or 29%, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Of this increase, $23.2 million is due to clinical research costs including expenditures associated with increased headcount necessary to support higher levels of clinical activities and expenditures associated with clinical studies to explore the utility of GABITRIL in generalized anxiety disorder and Phase 3 studies of fentanyl effervescent buccal tablets. These increases were partially offset by a decrease in clinical research costs due to the conclusion in 2005 of four double-blind studies in our NUVIGIL program. The remainder of the increase from period to period is largely due to an increase in headcount-related expenditures in other research and development areas and the inclusion of a full nine months of CIMA LABS, which was acquired in August 2004.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $59.0 million, or 24%, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.  Selling, general and administrative expenses increased period to period primarily due to (1) increased sales and marketing costs in France to support NAXY® and MONO-NAXY®, which were acquired from Sanofi-Synthelabo France in December 2004, (2) expenditures associated with an increase in headcount, (3) the inclusion of a full nine months of CIMA LABS, which was acquired in August 2004, and (4) the recognition of a gain of $4.2 million in the first quarter in 2004 as a result of retiree medical benefit changes for employees at Cephalon France for which there is no comparable amount in the first quarter of 2005, offset somewhat by a reduction in GABITRIL marketing activity.

Depreciation and Amortization Expenses—Depreciation and amortization expenses increased by $24.2 million, or 66%, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.  This increase is primarily the result of increased capital investments in software, building, leasehold and laboratory improvements at our West Chester and Frazer locations, increased spending on manufacturing equipment at our Salt Lake City location and the acquisition of property, plant and equipment associated with the CIMA LABS acquisition. Amortization expense increased due to the amortization of technology, trademark and marketing rights acquired from CIMA LABS in the third quarter of 2004, the amortization of French marketing rights to NAXY® and MONO-NAXY® and the amortization of TRISENOX® technology acquired in July 2005.

Impairment Charge—During 2004, we recorded an impairment charge of $30.1 million for the write-off of our investment in MDS Proteomics Inc.

Acquired In-Process Research and Development—The increase in acquired in-process research and development expense in 2005 as compared to 2004 is due to our acquisition of Salmedix, Inc. and the license and collaboration agreement we entered into with Alkermes for VIVITREX.  We recorded $130.1 million for Salmedix and $160 million for VIVITREX in acquired in-process research and development expense in the second quarter of 2005.   In 2004, in connection with our acquisition of CIMA in August 2004, we allocated approximately $185.7 million of purchase price to in-process research and development projects.

	For the nine months ended September 30,
	2005	2004	Change	% Change
Other income and expense:
Interest income	$19,559	$11,639	$7,920	68%
Interest expense	(19,311)	(16,888)	(2,423)	(14)%
Debt exchange expense	—	(28,230)	28,230	100%
Gain (charge) on early extinguishment of debt	2,085	(2,313)	4,398	190%
Other income (expense), net	1,983	(2,444)	4,427	181%
	$4,316	$(38,236)	$42,552	111%

Other Income and Expense—Total other income and expense, net, increased $42.6 million, or 111%, in the nine months ended September 30, 2005 from the nine months ended September 30, 2004 due to:

•                  a $7.9 million increase in interest income in 2005 due to higher investment returns partially offset by lower average investment balances.  This increase was partially offset by a $2.4 million increase in interest expense due to higher average debt balances.

•                  a $28.2 million decrease in debt exchange expense which was recognized in 2004 related to the exchange of $78.3 million of our 2.5% convertible subordinated notes.

•                  a net gain (charge) on early extinguishment of debt of $2.1 million in 2005 compared to ($2.3) million in 2004.  The net gain in 2005 includes a $7.4 million gain on the repurchase of approximately $512 million of the 2.5% convertible subordinated notes and a net loss of $5.3 million on the termination of the interest rate swap agreement associated with $200 million notional amount of the 2.5% convertible subordinated notes.  The charge in 2004 relates to the repurchase of $10.0 million and $33.0 million of our 3.875% convertible subordinated notes in private transactions in March 2004 and August 2004, respectively.

•                  a $4.4 million increase in other income period over period primarily due to gains recorded in foreign currency transactions.

	For the nine months ended September 30,
	2005	2004	Change	% Change

Income tax expense	$(43,477)	$(45,695)	$2,218	5%

Income Taxes—We recognized $43.5 million of income tax expense in the nine months ended September 30, 2005 and $45.7 million of income tax expense in the nine months ended September 30, 2004.  The effective tax rate for the nine months ended 2005 and 2004 is (29.1)% and (43.0)%, respectively.  The 2005 effective tax rate includes a benefit of $5.0 million on the $160.0 million of IPR&D charged to expense in 2005 relating to the VIVITREX collaboration.  We recognized a valuation allowance on the majority of the potential tax benefit related to the acquired VIVITREX product rights as we believe it is more likely than not that such potential tax benefit will not be realized.  We did not record a tax benefit for the IPR&D charge related to Salmedix since we did not acquire a tax basis in its assets and do not expect to realize a tax deduction.  We recognized a net deferred tax asset of $4.3 million relating to the U.S. federal and state net operating losses acquired from Salmedix, which we believe are more likely than not to be utilized.  We recognized a valuation allowance on the majority of the potential tax benefit associated with $5.0 million of IPR&D expense in connection with a license agreement entered into during the quarter as we believe it is more likely than not that such potential tax benefit will not be realized.  No tax benefit was recorded for the $185.7 million charge for in-process research and development expense recognized in 2004.  We recognized a tax benefit and a reduction of additional paid in capital of $11.3 million for the $28.2 million debt exchange expense recognized upon conversion of $78.3 million of our 2.5% convertible subordinated notes in 2004.  We did not record a tax benefit on the impairment charge of $30.1 million recognized in 2004 since the realization of this deduction for tax purposes was not yet assured as of September 30, 2004.  We will continue to review and analyze the likelihood of realizing tax benefits relating to deferred tax assets as there is more certainty surrounding our future levels of profitability, particularly in light of potential product regulatory approvals in the fourth quarter of 2005 and early 2006 launches.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and investments at September 30, 2005 were $815.6 million, representing 30% of total assets, up from $791.7 million, or 32% of total assets, at December 31, 2004. During 2005, we have received net proceeds of $726.8 million received from the sale of 2% convertible senior subordinated notes and the related sale of warrants and purchase of a convertible note hedge.  The receipt of the proceeds were more than offset by (1) our acquisition of Salmedix in June 2005 for $130.7 million, net of cash acquired, (2) our acquisition of VIVITREX product rights in June 2005 for $160 million, (3) our acquisition of TRISENOX in July 2005 for $69.7 million and (4) the completion of our tender offer to purchase our 2.5% Notes for $499.0 million.

Working capital, which is calculated as current assets less current liabilities, was $939.0 million at September 30, 2005 compared to $945.5 million at December 31, 2004.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $68.4 million for the nine months ended September 30, 2005 as compared to net cash provided by operating activities of $131.6 million for 2004. The change is primarily a result of a payment of $160 million cash in June 2005 to Alkermes, Inc. under the license and collaboration agreement related to VIVITREX, offset by income from our operations.  The payment to Alkermes has been recorded as an IPR&D charge as the product has not yet received FDA approval.

Net Cash Used for Investing Activities

Net cash used for investing activities was $281.2 million for the nine months ended September 30, 2005 as compared to $603.2 million for 2004. A large portion of the cash used for investing activities during 2004 was due to the acquisition of CIMA in August 2004 for $482.5 million, net of cash acquired and the increase of purchases of available-for-sale investments in order to benefit from rising interest rates on longer term investments.  During 2005, our primary uses of cash for investing activities have been related to our acquisition of Salmedix in June 2005 for $130.7 million, net of cash, and our acquisition of TRISENOX for $69.7 million.  In addition, we are currently investing funds to make facilities improvements at our new corporate headquarters in Frazer, Pennsylvania and at our West Chester, Salt Lake City and France locations to accommodate our growth, and we are purchasing manufacturing equipment at our Salt Lake City location for the production of ACTIQ and other products, including fentanyl effervescent buccal tablets, if approved, for the U.S. and European markets.

Net Cash Provided by (Used for) Financing Activities

Net cash provided by financing activities was $227.0 million for the nine months ended September 30, 2005 as compared to net cash used for financing activities of $37.1 million in the same period in 2004. We received net proceeds in 2005 of $892.0 million from the sale of 2% convertible senior subordinated notes. Concurrent with the sale of the 2% notes, we purchased a convertible note hedge for $382.3 million and sold warrants to purchase an aggregate of 19,700,214 shares of our common stock for net proceeds of $217.1 million.  In July 2005, we completed a tender offer to purchase our outstanding 2.5% convertible subordinated notes for $499.0 million in cash. During 2004, we repurchased $43.0 million of the 3.875% convertible subordinated notes.

Outlook

We expect to use our remaining cash, cash equivalents and investments for working capital and general corporate purposes, including the acquisition of businesses, products, product rights, or technologies, the payment of contractual obligations, including scheduled interest payments on our convertible notes and regulatory or sales milestones that may become due to Cell Therapeutics, Alkermes, or the former stockholders of Salmedix, and/or the purchase, redemption or retirement of our convertible notes.  However, in 2006, we expect that sales of our currently marketed products, together with sales of our near-term product candidates, assuming approval in the anticipated time frames, should allow us to generate positive cash flow from operations.  At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth in 2007 and beyond, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our near-term product candidates.

Based on our current level of operations, projected sales of our existing products and estimated sales from our product candidates, if approved, combined with other revenues and interest income, we also believe that we will be able to service our existing debt and meet our capital expenditure and working capital requirements in the near term. However, we cannot be sure that our anticipated revenue growth will be realized or that we will continue to generate significant positive cash flow from operations. We may need to obtain additional funding for future significant strategic transactions, to repay our outstanding indebtedness or for our future operational needs, and we cannot be certain that funding will be available on terms acceptable to us, or at all.

Marketed Products

Continued sales growth of PROVIGIL beyond the December 2005 expiration of orphan drug exclusivity depends, in part, on our maintaining protection in the United States and abroad of the modafinil particle-size patent through its expiration beginning in 2014.  See footnote 9 to the Consolidated Financial Statements included in Part I, Item 1 of this Report.  We currently expect that we will complete clinical studies of PROVIGIL in pediatric patients prior to December 2005, which should cause the FDA to grant us a six-month extension of our current exclusivity (to June 2006) and of the particle-size patent.  Future growth of modafinil-based product sales in 2006 and beyond also will depend on our ability to achieve FDA approval of NUVIGIL and final FDA approval of SPARLON.

Our sales of ACTIQ depend on our existing patent protection for the approved compressed powder formulation, which expires in the U.S. in September 2006.  The patent covering the previous formulation of ACTIQ expired in May 2005.  See “Certain Risks Related to our Business” below.  If we complete clinical studies in pediatric patients that are agreeable to the FDA, the FDA could grant us six months of exclusivity beyond the September 2006 compressed powder patent expiration.  However, even with this additional exclusivity, Barr’s license to the ACTIQ patents could become effective as early as the launch of fentanyl effervescent buccal tablets (expected in late 2006), and in no event later than February 3, 2007.  The entry of Barr with a generic form of ACTIQ beginning in late 2006 or early 2007 likely will significantly and negatively impact future ACTIQ sales.

Clinical Studies

                                                Over the past few years, we have incurred significant expenditures related to conducting clinical studies to develop new pharmaceutical products and exploring the utility of our existing products in treating disorders beyond those currently approved in their respective labels.  For 2006, we expect to continue to incur significant levels of research and development expenditures, though the aggregate amount of such expenditures will likely be less than that incurred in 2005.  We expect to continue the following significant clinical programs, among others, in 2006: a Phase 3 program evaluating GABITRIL for the treatment of generalized anxiety disorder; a Phase 3 program evaluating TREANDA for the treatment of NHL; and a Phase 2 program evaluating CEP-701 for the treatment of AML.  During the third quarter of 2005, we ceased clinical development of CEP-7055, one of the molecules in our VEGF inhibitor research program.  We are continuing the VEGF program and are pursuing other molecules that may have utility in the treatment of solid tumors, including CEP-11981, a preclinical drug candidate that we believe may have superior pharmaceutical properties to CEP-7055.  We may seek to mitigate the risk in our research and development programs by seeking sources of funding for a portion of these expenses through collaborative arrangements with third parties. However, we intend to retain a portion of the commercial rights to these programs and, as a result, we still expect to spend significant funds on our share of the cost of these programs, including the costs of research, preclinical development, clinical research and manufacturing.

Manufacturing, Selling and Marketing Efforts

In 2006, we expect to incur significant expenditures associated with manufacturing, selling and marketing our products.  The aggregate amount of our sales and marketing expenses in 2006 will likely be significantly higher than that incurred in 2005, primarily as a result of higher expenses associated with an increase in the size of our sales force and planned product launches for SPARLON, NUVIGIL, and fentanyl effervescent buccal tablets, if approved.  In 2006, we expect to continue in-process capital expenditure projects at our research and development facilities in France and West Chester, PA and at our Salt Lake City manufacturing facility.

Indebtedness

We have significant indebtedness outstanding, consisting principally of indebtedness on convertible subordinated notes.  The following table summarizes the principal terms of our most significant convertible subordinated notes outstanding as of September 30, 2005:

Security	Outstanding (in millions)	Conversion Price		Other

2.0% Convertible Senior Subordinated Notes due June 2015 (the “2% Notes”)	$920.0	$46.70	*	Generally not redeemable by the holder prior to December 2014

2.5% Convertible Subordinated Notes due December 2006 (the “2.5% Notes”)	$10.0	$81.00		Redeemable on or after December 20, 2004 at our option at a redemption price of 100% of the principal amount redeemed.

Zero Coupon Convertible Notes due June 2033, first putable June 15, 2008 (the “2008 Zero Coupon Notes”)	$374.8	$59.50	*	Redeemable on June 15, 2008 at either option of holder or us at a redemption price of 100.25% of the principal amount redeemed.

Zero Coupon Convertible Notes due June 2033, first putable June 15, 2010 (the “2010 Zero Coupon Notes”)	$374.9	$56.50	*	Redeemable on June 15, 2010 at either option of holder or us at a redemption price of 100.25% of the principal amount redeemed.

*                 Stated conversion prices as per the terms of the notes. However, each convertible note contains certain terms restricting a holder’s ability to convert the notes, including that a holder may only convert if the closing price of our stock on the day prior to conversion is higher than $56.04, $71.40 or $67.80 with respect to the 2% Notes, the 2008 Zero Coupon Notes or the 2010 Zero Coupon Notes, respectively. If the restrictions on conversion are satisfied, we would classify the then-aggregate outstanding principal balance of such affected notes as a current liability on our balance sheet and, if such notes are presented for conversion, we would be required to pay to the holder the principal balance of such notes in cash. For a more complete description of these notes, including the associated convertible note hedge strategies, see Note 8 to our consolidated financial statements included in this Form 10-Q and Notes 1 and 11 to our consolidated financial statements included in Item 8 of our Form 10-K for the fiscal year ended December 31, 2004.

The annual interest payments on our convertible notes outstanding as of the date of this report are $18.7 million, payable at various dates throughout the year.  In the future, we may agree to exchanges of the notes for shares of our common stock or debt, or may determine to use a portion of our existing cash on hand to purchase, redeem or retire all or a portion of the outstanding convertible notes.  In January 2003, we entered into an interest rate swap agreement with a financial institution relating to our 2.5% Notes in the aggregate notional amount of $200.0 million.  Following our purchase of $512 million of the outstanding 2.5% Notes, we terminated this agreement in July 2005 resulting in a loss of $5.3 million.

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

Wholesaler discount reserves—In the third quarter of 2005, we entered into standard wholesaler service agreements with a number of our wholesaler customers that provide our wholesalers with the opportunity to earn up to 2% in additional discounts in exchange for the performance of certain services.  These agreements are effective from January 1, 2005.  We have therefore recorded a provision equal to 2% of sales for the nine months ended September 30, 2005.  In addition, at our discretion, we may provide additional discounts to wholesalers such as the discounts of $2.2 million that were provided and recorded during the first quarter of 2005.  Actual discounts provided could therefore exceed historical experience and our estimates of expected discounts.  If these discounts were to increase by 1.0% of sales for the nine months ended September 30, 2005, then an additional provision of $9.6 million would result.

The following table summarizes activity in each of the above categories for the year ended December 31, 2004 and the nine months ended, September 30, 2005 (in thousands):

	Prompt					Managed Care
	Payment	Wholesaler			Medicaid	& Gov’t
	Discounts	Discounts	Returns *	Coupons	Discounts	Contracts	Total
Balance at January 1, 2004	$(1,108)	$—	$(7,121)	$(2,175)	$(10,038)	$(1,692)	$(22,134)

Provision:
Current period	(18,443)	—	(12,822)	(16,521)	(41,027)	(12,263)	(101,076)
Prior periods	—	—	1,575	—	(247)	(285)	1,043
Total	(18,443)	—	(11,247)	(16,521)	(41,274)	(12,548)	(100,033)

Actual:
Current period	15,497	—	—	13,538	25,321	8,118	62,474
Prior periods	1,155	—	6,641	993	7,916	1,713	18,418
Total	16,652	—	6,641	14,531	33,237	9,831	80,892

Balance at December 31, 2004	$(2,899)	$—	$(11,727)	$(4,165)	$(18,075)	$(4,409)	$(41,275)

Provision:
Current period	(15,839)	(18,139)	(7,913)	(16,683)	(42,565)	(17,446)	(118,585)
Prior periods	—	—	(2,721)	—	(591)	56	(3,256)
Total	(15,839)	(18,139)	(10,634)	(16,683)	(43,156)	(17,390)	(121,841)

Actual:
Current period **	13,798	21,387	(1,572)	13,633	24,970	13,774	85,990
Prior periods	2,899	—	4,556	4,150	14,568	3,170	29,343
Total	16,697	21,387	2,984	17,783	39,538	16,944	115,333

Balance at September 30, 2005	$(2,041)	$3,248	$(19,377)	$(3,065)	$(21,693)	$(4,855)	$(47,783)

*                 Given our returned goods policy, we assume that all returns in a current year relate to prior period sales.

**          Includes beginning reserve balances related to TRISENOX, which was acquired in the third quarter of 2005.

Valuation of Goodwill—We evaluate the recoverability and measure the possible impairment of our goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets.” The impairment test is a two-step process that begins with the estimation of the fair value of each reporting unit. The first step screens for potential impairment, and the second step measures the amount of the impairment, if any. Our estimate of fair value considers publicly available information regarding the market capitalization of our company, as well as (i) publicly available information regarding comparable publicly-traded companies in the pharmaceutical industry, (ii) the financial projections and future prospects of our reporting units, including our growth opportunities and likely operational improvements, and (iii) comparable sales prices, if available. As part of the first step to assess potential impairment, we compare our estimate of fair value for each of the reporting units to the book value of our reporting unit’s net assets. If the book value of our reporting unit’s net assets were greater than our estimate of fair value of the reporting unit, we would then proceed to the second step to measure the impairment, if any. The second step measures the amount of impairment by comparing the implied fair value of the reporting unit’s goodwill with its carrying value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill is greater than its implied fair value, an impairment loss will be recognized in the amount of the excess.

We performed our annual test of impairment of goodwill as of July 1, 2005.  Under SFAS No. 142, as a result of our reorganization of our internal management and reporting structure, we allocated goodwill to each of our reporting units based on their relative fair value.  During the third quarter of 2005, $288.6 million of goodwill was allocated by reporting unit to our United States segment and $80.9 million was allocated to our Europe segment.  Following the completion of this allocation, we completed our annual test of impairment of goodwill and concluded that it was not appropriate to record an impairment charge.

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

At September 30, 2005, we retained a valuation allowance of $127.6 million against a total deferred tax asset balance of $464.5 million.  We believe that this reserve is appropriate given the significant risks which face the company. We will continue to review and analyze the likelihood of realizing tax benefits related to deferred tax assets as there is more certainty surrounding our future levels of profitability, particularly in light of potential product regulatory approvals in the fourth quarter of 2005 and early 2006 launches.  In addition, we will continue to assess the challenges of generics to our key products. Without favorable outcomes of these events, it is not likely that we will be able to utilize the deferred tax assets that currently have a valuation allowance against them.

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

For the nine months ended September 30, 2005, approximately 86% of our worldwide net sales were derived from sales of PROVIGIL, ACTIQ and GABITRIL.  With respect to PROVIGIL and ACTIQ, we have commenced litigation against a number of generic companies related to the patents covering these products.  A finding that these companies do not infringe our patents or that our patents are invalid will likely lead to generic competition to one or both of these products in 2006, which would significantly and negatively impact our sales of these products.  In the case of ACTIQ, even if we prevail in the litigation, Barr’s license to the ACTIQ patents could become effective as early as September 2006.  Notwithstanding the patent infringement litigation, we also cannot be certain that these products, as well as GABITRIL, will continue to be accepted in their markets. Specifically, the following factors, among others, could affect the level of market acceptance of PROVIGIL, ACTIQ and GABITRIL:

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

Our prospects, particularly with respect to the growth of our future sales and earnings, depend substantially on our ability to obtain FDA approval for our near-term product candidates:  NUVIGIL, SPARLON, fentanyl effervescent buccal tablets for use in treating breakthrough cancer pain, VIVITREX and GABITRIL for GAD.  We do not know whether we or, in the case of VIVITREX, our partner will succeed in obtaining regulatory approval to market any of these products or what level of market acceptance these products may achieve.  It is possible that a generic version of PROVIGIL could affect market acceptance of NUVIGIL and SPARLON and that a generic version of ACTIQ could negatively impact sales of fentanyl effervescent buccal tablets.  We also have not yet completed Phase 3 studies of GABITRIL for use in treating GAD.  If the results of some of these additional studies are negative or adverse, this could undermine physician and patient comfort with the current product, limit its commercial success, and diminish its acceptance. Even if the results of these studies are positive, the impact on sales of GABITRIL may be minimal unless we are able to obtain regulatory approval to expand the authorized uses of this product. FDA regulations limit our ability to communicate the results of additional clinical studies to patients and physicians without first obtaining regulatory approval for any expanded uses.

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

PROVIGIL

The U.S. composition of matter patent for modafinil expired in 2001.  We own U.S. and foreign patent rights that expire between 2014 and 2015 and cover pharmaceutical compositions and uses of modafinil, specifically, certain particle sizes of modafinil contained in the pharmaceutical composition.  Ultimately, these patents might be found invalid as the result of a challenge by a third party, or a potential competitor could develop a competing product or product formulation that avoids infringement of these patents.  As of the date of this report, the FDA has accepted five ANDAs for pharmaceutical products containing modafinil and containing a Paragraph IV certification in which the ANDA applicant certified that the U.S. particle-size modafinil patent covering PROVIGIL either is invalid or will not be infringed by the ANDA product. We have filed a patent infringement lawsuit in the U.S. District Court in New Jersey against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals, Inc., Ranbaxy Laboratories Limited and Barr Laboratories, Inc. based upon the ANDAs filed by each of these companies with the FDA seeking approval to market a generic form of modafinil.  The lawsuit claims infringement of our U.S. Patent No. RE37,516 (“the ‘516 Patent”) which covers the pharmaceutical compositions and methods of treatment with the form of modafinil contained in PROVIGIL.  Each of the defendants has asserted defenses and/or counterclaims for non-infringement and/or patent invalidity. Mylan and Ranbaxy also have asserted counterclaims for patent unenforceability based on alleged inequitable conduct.  We have moved to dismiss the unenforceability counterclaims and a decision is pending.  Discovery in this lawsuit is complete, and all four defendants have filed motions for summary judgment of non-infringement and/or patent invalidity.  We have filed our oppositions to the motions, and the court has not yet set a date for a hearing on the defendants’ summary judgment motions.  We do not anticipate a decision on these motions prior to the end of 2005.  We expect a trial to begin no earlier than the second quarter of 2006.  In early 2005, we also filed suit for infringement of the ‘516 Patent against Carlsbad Technology, Inc. in the U.S. District Court in New Jersey based upon the ANDA filed by Carlsbad with the FDA seeking to market a generic form of modafinil.  Carlsbad has asserted counterclaims for non-infringement of the ‘516 Patent and invalidity of the ‘516 Patent.  Carlsbad also has asserted a counterclaim for non-infringement of our U.S. Patent No. 4,927,855 (which we have not asserted against Carlsbad).  We have moved to dismiss all of Carlsbad’s counterclaims; Carlsbad has opposed the motion, and a decision is pending.  Discovery in this action has only recently commenced.    While we intend to vigorously defend the validity of these patents and prevent infringement, these efforts will be both expensive and time consuming and, ultimately, may not be successful.  The loss of patent protection for PROVIGIL would significantly and negatively impact future PROVIGIL sales.

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

In June 2005, Tenlec Pharma Limited was issued a product license by the Medicines and Healthcare products Regulatory Agency in the United Kingdom for its generic version of PROVIGIL, which, we understand, will be marketed and sold jointly with Teva UK Limited.  Following the issuance of this license, we and our subsidiary, Cephalon (UK) Limited, filed a lawsuit against Teva and Tenlec claiming infringement of the European patents covering PROVIGIL, which do not expire until 2014.  Tenlec and Teva deny infringement and have claimed that the patents are invalid.  Notwithstanding this, in late July 2005, Teva and Tenlec provided undertakings to the Royal Court of Justice (High Court) in London agreeing that they will not market or sell a generic version of PROVIGIL in the United Kingdom, prior to a trial and court decision, currently anticipated in early 2006. While we intend to vigorously defend the validity of these patents and prevent infringement, these efforts will be both expensive and time consuming and ultimately, may not be successful.

ACTIQ

With respect to ACTIQ, we hold an exclusive license to U.S. patents covering the currently approved compressed powder pharmaceutical composition and methods for administering fentanyl via this composition that are set to expire in September 2006. Corresponding patents in foreign countries are set to expire between 2009 and 2010. Our patent protection with respect to the ACTIQ formulation we sold prior to June 2003 expired in May 2005. If we complete an additional clinical study in pediatric patients that is agreeable to the FDA, the FDA could grant us six months of exclusivity beyond the September 2006 compressed powder patent expiration.  However, even with this additional exclusivity, Barr’s license to the ACTIQ patents under the license and supply agreement could become effective as early as the launch of ORAVESCENT fentanyl (expected in late 2006), and in no event later than February 3, 2007.  In December 2004, we announced that FDA had acknowledged receipt of an ANDA filed by Barr seeking approval for a generic form of ACTIQ and in January 2005, we filed a patent infringement lawsuit against Barr to defend our patents until the license effective date.  Barr has asserted counterclaims for non-infringement and patent invalidity.  We have moved to dismiss those counterclaims, Barr has opposed our motion, and a decision is pending.  Fact discovery is substantially complete, and this lawsuit is currently in the expert discovery phase.  A Markman Hearing has been held and the court has issued a claim construction ruling.  We anticipate trial in this matter to occur during the first six months of 2006.  Neither the ANDA filing nor this lawsuit affects the terms of the existing license grant to Barr of certain intellectual property related to ACTIQ, and we do not expect any change in the anticipated date of Barr’s entry to the market.  However, depending on the timing and outcome of the trial, it is possible that Barr could enter the market prior to our current expectations.  At the same time, we continue to comply in good faith with the FTC Decision and Order requiring us to provide the ACTIQ manufacturing process and other information to Barr to assist its efforts to manufacture a licensed generic version of ACTIQ when Barr’s license becomes effective.  While we intend to vigorously defend the validity of the ACTIQ patents and prevent infringement by Barr until the license effective date, these efforts will be both expensive and time consuming and, ultimately, may not be successful.  The entry of Barr with a generic form of ACTIQ likely will significantly and negatively impact future ACTIQ sales.

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

•                                          restrictions on our ability to enter into strategic relationships; and

•                                          criminal prosecution.

In September 2004, we announced that we had received subpoenas from the U.S. Attorney’s Office in Philadelphia.  That same month, we received a voluntary request for information from the Office of the Connecticut Attorney General.  Both the subpoenas and the voluntary request for information appear to be focused on Cephalon’s sales and promotional practices with respect to ACTIQ, GABITRIL and PROVIGIL, including the extent of off-label prescribing of our products by physicians.  We are cooperating with the U.S. Attorney’s Office and the Office of the Connecticut Attorney General; and are providing documents and other information to both offices in response to these and additional requests.  These matters may involve the bringing of criminal charges and fines, and/or civil penalties.  We cannot predict or determine the outcome of these matters or reasonably estimate the amount or range of amounts of any fines or penalties that might result from an adverse outcome.  However, an adverse outcome could have a material adverse effect on our financial position, liquidity and results of operations.

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

We predominately depend upon single sources for the manufacture of both the active drug substances contained in our products and for finished commercial supplies. For example:

•                  modafinil: Our manufacturing facility in France is a primary source of the active drug substance modafinil. With respect to finished commercial supplies of PROVIGIL, we currently have two qualified manufacturers, DSM Pharmaceuticals Inc., in Greenville, North Carolina, and Patheon, Inc., in Ontario, Canada.  With respect to SPARLON, we expect to have two qualified manufacturers of finished commercial supplies following final FDA approval of the product.

•                  ACTIQ: Our U.S. facility in Salt Lake City, Utah, is the sole source for the worldwide manufacture and supply of finished commercial supplies of ACTIQ.

•                  GABITRIL: Abbott Laboratories manufactures finished commercial supplies of GABITRIL for the U.S. market (through at least December 2008) and Sanofi-Synthelabo manufactured GABITRIL for non-U.S. markets through the end of the third quarter of 2005.  We have identified a third party manufacturer for the future worldwide production of the active drug substance tiagabine and finished commercial supplies of GABITRIL.  We are in the process of qualifying this manufacturer with appropriate U.S. and European regulatory authorities.

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

With respect to VIVITREX, Alkermes is obligated to provide to us finished commercial supplies of the product under the terms of a supply agreement.  While Alkermes has manufactured VIVITREX in small quantities for use in clinical trials, we cannot be sure that they will be able to successfully manufacture VIVITREX at a commercial scale in a timely or economical manner, or at all, if the product is approved by the FDA. If Alkermes is unable to successfully increase its manufacturing scale or capacity, the commercial launch of VIVITREX could be delayed or there could be a shortage in supply of the product, either of which could harm the commercial prospects for the product. In addition, Alkermes is responsible for the entire supply chain for VIVITREX, including the sourcing of raw materials and active pharmaceutical agents from third parties. Alkermes has no previous experience in managing a complex, cGMP supply chain and issues with its supply sources could impair its ability to supply VIVITREX under the supply agreement and have a material adverse effect on our commercial prospects for VIVITREX.

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

As of September 30, 2005, we had $1,696.1 million of indebtedness outstanding, including $1,680 million outstanding under convertible notes with stated conversion prices or restricted conversion prices higher than our stock price as of the date of this filing.  There are no restrictions on our use of our existing cash, cash equivalents and investments, and we cannot be sure that these funds will be available or sufficient in the future to enable us to repay our indebtedness. In the future, these factors, among other things, could make it difficult for us to service, repay or refinance our indebtedness or to obtain additional financing, or limit our flexibility and make us more vulnerable in the event of a downturn in our business. Unless we are able to generate cash flow from operations that, together with our available cash on hand, is sufficient to repay our indebtedness, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

Our research and development and marketing efforts are often dependent on corporate collaborators and other third parties who may not devote sufficient time, resources and attention to our programs, which may limit our efforts to develop and market potential products.

To maximize our growth opportunities, we have entered into a number of collaboration agreements with third parties.  For example, in the United States, we are party to an agreement with McNeil Consumer & Specialty Pharmaceuticals Division of McNeil-PPC, Inc. under which McNeil will co-promote our proprietary pediatric formulation of modafinil for ADHD for up to three years following the commercial launch of the product, if approved by FDA.  Our ability to successfully commercialize the product will depend to a significant degree on the efforts of our partner.  If McNeil fails to live up to its obligations under the co-promotion agreement or determines to terminate the agreement prior to the end of its term, the launch and subsequent marketing of the product could be materially and negatively impacted.  Additionally, if McNeil elects to terminate the agreement early as provided for by the agreement, we may be unsuccessful in our efforts to hire the McNeil sales representatives, as permitted under the agreement, or in our efforts to promote the product on our own.

In certain countries outside the United States, we have entered into agreements with a number of partners with respect to the development, manufacturing and marketing of our products.   In some cases, our collaboration agreements call for our partners to control:

•                  the supply of bulk or formulated drugs for use in clinical trials or for commercial use;

•                  the design and execution of clinical studies;

•                  the process of obtaining regulatory approval to market the product; and/or

•                  marketing and selling of an approved product.

In each of these areas, our partners may not support fully our research and commercial interests because our program may compete for time, attention and resources with the internal programs of our corporate collaborators. As such, our program may not move forward as effectively, or advance as rapidly, as it might if we had retained complete control of all research, development, regulatory and commercialization decisions. We also rely on some of these collaborators and other third parties for the production of compounds and the manufacture and supply of pharmaceutical products. Additionally, we may find it necessary from time to time to seek new or additional partners to assist us in commercializing our products, though we ultimately might not be successful in establishing any such new or additional relationships.

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

Large and small companies, academic institutions, governmental agencies and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for product development in competition with us. Products developed by any of these entities may compete directly with those we develop or sell.  In addition, our two largest products, PROVIGIL and ACTIQ, could face competition in 2006 from companies seeking to market generic forms of these products.

The conditions that our products treat, and some of the other disorders for which we are conducting additional studies, are currently treated with many drugs, several of which have been available for a number of years or are available in inexpensive generic forms. With respect to PROVIGIL, and, if approved, NUVIGIL, there are several other products used for the treatment of excessive sleepiness or narcolepsy in the United States, including methylphenidate products such as RITALIN® by Novartis, and in our other territories, many of which have been available for a number of years and are available in inexpensive generic forms. If we are successful in obtaining final FDA approval of SPARLON, we will face well established and intense competition from stimulants such as RITALIN® by Novartis, STRATERRA® by Eli Lilly, and CONCERTA® by McNeil, as well as from amphetamines such as DEXEDRINE® by GlaxoSmithKline and ADDERALL® by Shire.  With respect to ACTIQ, we face competition from numerous short- and long-acting opioid products, including three products—Johnson & Johnson’s DURAGESIC® and Purdue Pharmaceutical’s OXYCONTIN® and MS-CONTIN®—that dominate the market. In addition, we are aware of numerous other companies developing other technologies for rapidly delivering opioids to treat breakthrough pain, including transmucosal, transdermal, nasal spray and inhaled delivery systems, among others, that will compete against ACTIQ and, if approved, fentanyl effervescent buccal tablets.  With respect to GABITRIL, there are several products, including NEURONTIN® (gabapentin) by Pfizer, used as adjunctive therapy for the partial seizure market. Some are well-established therapies that have been on the market for several years while others have recently entered the partial seizure marketplace. In addition, several treatments for partial seizures are available in inexpensive generic forms. If we are successful in our efforts to expand the label of GABITRIL to include anxiety disorders, we will face significant competition from well-established Selective Serotonin Reuptake Inhibitor (SSRI) products such as Paxil®, Effexor XR® and Lexapro®.  For all of our products, we need to demonstrate to physicians, patients and third party payers that the cost of our products is reasonable and appropriate in the light of their safety and efficacy, the price of competing products and the related health care benefits to the patient.

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

As part of our efforts to acquire businesses or to enter into other significant transactions, we conduct business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction. Despite our efforts, we ultimately may be unsuccessful in ascertaining or evaluating all such risks and, as a result, we might not realize the intended advantages of the acquisition.  If we fail to realize the expected benefits from acquisitions we may consummate in the future, whether as a result of unidentified risks, integration difficulties, regulatory setbacks or other events, our business, results of operations and financial condition could be adversely affected.  For example, in connection with our recent acquisitions of Salmedix and TRISENOX and the license and collaboration agreement with Alkermes, we estimated the values of these transactions by making certain assumptions about, among other things, likelihood of regulatory approval for unapproved products and the market potential for each of TREANDA, TRISENOX and VIVITREX.  Ultimately, our assumptions may prove to be incorrect, which could cause us to fail to realize the anticipated benefits of these transactions.

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

We must consolidate and integrate the operations of an acquired business with our business.  During the past year, we have completed the acquisitions of CIMA LABS and Salmedix, Inc., have purchased assets related to TRISENOX, have entered into license agreements with Sanofi-Synthelabo for NAXY and with Alkermes for VIVITREX, and executed a co-promotion agreement with McNeil for our proprietary pediatric formulation of modafinil for ADHD.  Integration efforts often take a significant amount of time, place a significant strain on our managerial, operational and financial resources and could prove to be more difficult and expensive than we predicted.  The diversion of our management’s attention and any delays or difficulties encountered in connection with these recent acquisitions, any future acquisitions we may consummate, could result in the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that could negatively affect our ability to maintain relationships with customers, suppliers, employees and others with whom we have business dealings.

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

The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future. For example, from January 1, 2004 through September 30, 2005 our common stock traded at a high price of $60.98 and a low price of $37.35. Negative announcements, including, among others:

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

In 2006, we are planning to implement a new worldwide financial reporting system that will require changes to certain aspects of our existing system of internal control over financial reporting.  Due to the number of controls to be examined, both with respect to the new reporting system and our other internal controls over financial reporting, the complexity of these projects, and the subjectivity involved in determining the effectiveness of controls, we cannot be certain that, in the future, all of our controls will continue to be considered effective by management or, if considered effective by our management, that our auditors will agree with such assessment.

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

Historically, a portion of our revenues and expenses has been earned and incurred, respectively, in currencies other than the U.S. dollar. For the nine months ended September 30, 2005, approximately 15% of our revenues were denominated in currencies other than the U.S. dollar. We translate revenues earned and expenses incurred into U.S. dollars at the average exchange rate applicable during the relevant period. A weakening of the U.S. dollar would, therefore, increase both our revenues and expenses. Fluctuations in the rate of exchange between the U.S. dollar and the euro and other currencies may affect period-to-period comparisons of our operating results. Historically, we have not hedged our exposure to these fluctuations in exchange rates.

Our customer base is highly concentrated.

Our principal customers are wholesale drug distributors. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. Three large wholesale distributors, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, control a significant share of this network. These three wholesaler customers, in the aggregate, accounted for 85% of our worldwide net sales for the nine months ended September 30, 2005. Fluctuations in the buying patterns of these customers, which may result from seasonality, wholesaler buying decisions or other factors outside of our control, could significantly affect the level of our net sales on a period to period basis.  Because of this, the amounts purchased by these customers during any quarterly or annual period may not correlate to the level of underlying demand evidenced by the number of prescriptions written for such products, as reported by IMS Health Incorporated.  Furthermore, the loss or bankruptcy of any of these customers could materially and adversely affect our results of operations and financial condition.

We are involved, or may become involved in the future, in legal proceedings that, if adversely adjudicated or settled, could materially impact our financial condition.

As a biopharmaceutical company, we are or may become a party to litigation in the ordinary course of our business, including, among others, matters alleging employment discrimination, product liability, patent or other intellectual property rights infringement, patent invalidity or breach of commercial contract. In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could significantly impact results of operations and financial condition. We currently are vigorously defending ourselves against certain litigation matters in addition to those key patent litigation matters specifically described above.  While we currently do not believe that the settlement or adverse adjudication of these other litigation matters would materially impact our results of operations or financial condition, the final resolution of these matters and the impact, if any, on our results of operations, financial condition or cash flows is unknown but could be material.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to foreign currency exchange risk related to operations conducted by our European subsidiaries that have transactions, assets, and liabilities denominated in foreign currencies that are translated into U.S. dollars for consolidated financial reporting purposes.  Historically, we have not hedged any of these foreign currency exchange risks.  For the nine months ended September 30, 2005, an average 10% weakening of the U.S. dollar relative to the currencies in which our European subsidiaries operate would have resulted in an increase of $12.8 million in reported total revenues and a corresponding percentage increase in reported expenses.  This sensitivity analysis of the effect of changes in foreign currency exchange rates does not assume any changes in the level of operations of our European subsidiaries.

In January 2003, we entered into an interest rate swap agreement with a financial institution, relating to our $600.0 million 2.5% convertible subordinated notes, in the aggregate notional amount of $200.0 million. We terminated this agreement in July 2005, following our repurchase for cash of all but $10 million of the outstanding aggregate principal balance of the 2.5% convertible notes.

As of September 30, 2005, our exposure to market risk for a change in interest rates relates to our investment portfolio, since all of our outstanding debt is fixed rate. Our investments are classified as short-term and as “available for sale.” We do not believe that short-term fluctuations in interest rates would materially affect the value of our securities.

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

PART II – OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

The information required by this Item is incorporated by reference to footnote 9 of the Consolidated Financial Statements included in Part I, Item 1 of this Report.

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Tender Offer for Convertible Notes:

                                                In July 2005, we completed a tender offer in which we offered to purchase all of our outstanding 2.5% Notes for $975.00 for each $1,000 principal amount of Notes, plus accrued and unpaid interest up to, but not including, the date of payment for the 2.5% Notes accepted for payment.  The following table reflects the 2.5% Notes tendered in the tender offer.

Period	Total Principal Amount of Notes Tendered	Average Price Per $1,000 Principal Amount of the Notes Tendered	Total Principal Amount of Notes Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Notes that May Yet Be Purchased Under the Plans or Programs
July 1—31, 2005	$511,743,000	$976.94	$511,743,000	—
August 1—31, 2005	—	—	—	—
September 1—30, 2005	—	—	—	—
Total	$511,743,000	$976.94	$511,743,000	—

(1)               On June 10, 2005, we announced an offer to purchase all of our outstanding 2.5% Notes.  The offer expired on July 11, 2005.

ITEM 5.                             OTHER INFORMATION

Ratios of Earnings to Fixed Charges

Our deficiency of earnings available to cover fixed charges for the years ended December 31, 2000, 2001 and 2004 and for the nine months ended September 30, 2005 was $102.8 million, $61.1 million, $28.2 million and $149.6 million, respectively.  Since earnings were insufficient to cover fixed charges for the years ended December 31, 2000, 2001 and 2004 and the nine months ended September 30, 2005, we are unable to provide ratios of earnings to fixed charges for each respective period.

Our ratio of earnings to fixed charges for the years ended December 31, 2002 and 2003 was 2.57x and 5.18x, respectively.

ITEM 6.                             EXHIBITS

Exhibits:

Exhibit No.	Description
10.1*	Co-Promotion Agreement by and between Cephalon, Inc. and McNeil Consumer & Specialty Pharmaceuticals, a division of McNeil-PPC, Inc. dated August 31, 2005. (1)
10.2*	Termination Agreement dated July 18, 2005 by and between Cephalon, Inc. and Credit Suisse First Boston International.
31.1*	Certification of Frank Baldino, Jr., Chairman and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of J. Kevin Buchi, Senior Vice President and Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Frank Baldino, Jr., Chairman and Chief Executive Officer of the Company, as
required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of J. Kevin Buchi, Senior Vice President and Chief Financial Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
#	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as

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

CEPHALON, INC.
(Registrant)

November 9, 2005	By	/s/ FRANK BALDINO, JR.
Frank Baldino, Jr., Ph.D.
Chairman and Chief Executive Officer
(Principal executive officer)

	By	/s/ J. KEVIN BUCHI
J. Kevin Buchi
Senior Vice President and Chief Financial Officer
(Principal financial and accounting officer)