Form 10-K
period 2005-12-31
CEPHALON INC
filed 2006-03-13
CIK 873364

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-19119

Cephalon, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	23-2484489 (I.R.S. Employer Identification No.)
41 Moores Road P.O. Box 4011 Frazer, Pennsylvania (Address of Principal Executive Offices)	19355 (Zip Code)

Registrant's telephone number, including area code: (610) 344-0200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of Class)

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐.

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒.

        Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐.

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒.

        The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2005, was approximately $808 million. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the Nasdaq National Market on June 30, 2005. For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and shareholders holding greater than 10% of the voting stock of the registrant as of June 30, 2005.

        The number of shares of the registrant's Common Stock outstanding as of March 3, 2006 was 60,023,514.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement for its 2006 annual meeting of stockholders are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this Form 10-K.

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

  •
  any potential expansion of the authorized uses of our existing products or approval of our product candidates;

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

  •
  our ability to obtain regulatory approvals to sell our product candidates and to launch such products successfully;

  •
  scientific or regulatory setbacks with respect to research programs, clinical trials, manufacturing activities and/or our existing products;

  •
  unanticipated cash requirements to support current operations, expand our business or incur capital expenditures;

  •
  the inability to adequately protect our key intellectual property rights;

ii

  •
  the loss of key management or scientific personnel;

  •
  the activities of our competitors in the industry, including the expected generic competition to ACTIQ;

  •
  regulatory setbacks with respect to our recent settlements of the PROVIGIL and ACTIQ patent litigations;

  •
  unanticipated conversion of our convertible notes by our note holders;

  •
  market conditions in the biopharmaceutical industry that make raising capital or consummating acquisitions difficult, expensive or both; and

  •
  enactment of new government laws, regulations, court decisions, regulatory interpretations or other initiatives that are adverse to us or our interests.

        We do not intend to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. We discuss in more detail the risks that we anticipate in the section above included in Part I, Item 1A of this report. This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

iii

PART I

ITEM 1.    BUSINESS

Overview

        Cephalon is an international biopharmaceutical company dedicated to the discovery, development and marketing of innovative products in four core therapeutic areas: central nervous system ("CNS") disorders, pain, cancer and addiction. In addition to conducting an active research and development program, we market four products in the United States and numerous products in various countries throughout Europe.

        Our three most important products, PROVIGIL® (modafinil) Tablets [C-IV], ACTIQ® (oral transmucosal fentanyl citrate) [C-II] and GABITRIL® (tiagabine hydrochloride), comprised approximately 86% of our worldwide net sales for the year ended December 31, 2005, of which approximately 94% was in the U.S. market. Consistent with our core therapeutic areas, we also have aligned our U.S. field sales and sales management teams by area, with approximately 440 persons focused on CNS, 115 persons focused on pain, 30 persons focused on cancer and 135 persons focused on addiction. In Europe, we have a sales and marketing organization numbering approximately 360 persons that supports our presence in 18 European countries, including France, the United Kingdom, Germany, Italy and Spain.

        During 2006 and early 2007, we are seeking to attain U.S. Food and Drug Administration ("FDA") approval to market five product candidates. The following chart summarizes our progress with respect to these product opportunities, as well as our current expectations with respect to the timing of regulatory filings and possible launch dates, assuming FDA approval:

Product Candidate	Anticipated Indication	Anticipated Filing Date	Target Launch Date	Status
SPARLON™ (modafinil)*	ADHD in children and adolescents	Filed sNDA 4Q 2004	2Q 2006	Received approvable letter from FDA on October 20, 2005; FDA advisory panel scheduled for March 23, 2006
NUVIGIL™ (armodafinil)	Excessive sleepiness	Filed NDA 1Q 2005	Mid-2006	Current PDUFA date: April 30, 2006
VIVITROL™ (naltrexone for extended-release injectable suspension)*	Alcohol dependence	Filed NDA 1Q 2005	1st Half 2006	Received approvable letter from FDA on December 28, 2005.
fentanyl effervescent buccal tablets (FEBT)	Breakthrough cancer pain	Filed NDA 3Q 2005	Late 2006	Current PDUFA date: June 30, 2006
GABITRIL® (tiagabine hydrochloride)	Generalized Anxiety Disorder	2nd Half 2006	2nd Half 2007	Phase 3 clinical trial results expected 2Q 2006

*
We are a party to a co-promotion agreement with McNeil Consumer & Specialty Pharmaceuticals with respect to SPARLON and a license and collaboration agreement with Alkermes, Inc. with respect to VIVITROL.

        During 2005, we consummated a number of transactions that strengthened our therapeutic focus on cancer in the U.S. and Europe and gave us access to a new area—alcohol dependence. As a part of our business strategy, we expect to continue to consider and, as appropriate, consummate acquisitions of other technologies, products and businesses and enter into collaborative arrangements. We also made significant strides in 2005 toward final approval of our product candidates. Some notable achievements and transactions in 2005 included:

  •
  acquiring Salmedix, Inc., including the rights to TREANDA, a product candidate in Phase 3 clinical trials for the treatment of indolent (slowly progressing) non-Hodgkin's lymphoma ("NHL"), a type of hematologic cancer;

  •
  entering into a license and collaboration agreement with Alkermes, Inc. to develop and commercialize VIVITROL in the United States for the treatment of alcohol dependence in combination with a treatment program that includes psychosocial support;

  •
  acquiring rights to TRISENOX, a product approved for marketing in the United States and Europe for the treatment of patients with relapsed or refractory acute promyelocytic leukemia ("APL"), a life threatening hematologic cancer;

  •
  entering into a co-promotion agreement with McNeil Consumer & Specialty Pharmaceuticals Division of McNeil-PPC, Inc. with respect to SPARLON, under which McNeil will detail SPARLON in the United States primarily to pediatricians, psychiatrists and pediatric neurologists;

  •
  acquiring Zeneus Holdings Limited to accelerate our entry into the European oncology market and bolster our sales and marketing presence in Europe;

  •
  filing a New Drug Application ("NDA") with the FDA seeking approval to market fentanyl effervescent buccal tablets ("FEBT") for the management of breakthrough pain in patients with cancer who are tolerant to opioid therapy for their underlying persistent pain;

  •
  filing an NDA with the FDA seeking approval to market NUVIGIL Tablets [C-IV] for the same labeled indications as PROVIGIL; and

  •
  receiving approvable letters from the FDA for VIVITROL, for the treatment of alcohol dependence in combination with a treatment program that includes psychosocial support, and for SPARLON, for the treatment of ADHD in children and adolescents between the ages of six through 17.

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

        As a biopharmaceutical company, our future success is highly dependent on obtaining and maintaining patent protection for our products and technology. We intend to vigorously defend the validity, and prevent infringement of, our patents. The loss of patent protection on any of our existing products, whether by third-party challenge, invalidation, circumvention, license or patent expiration, would materially impact our results of operations.

        In late 2005 and early 2006, we announced the settlement of four separate patent infringement lawsuits related to modafinil that we had filed against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Pharmaceuticals Inc., and Barr Laboratories, Inc. As part of these separate settlements, we agreed to grant to each of Teva, Mylan, Ranbaxy and Barr a non-exclusive royalty-bearing right to market and sell a generic version of PROVIGIL in the United States. These licenses will become effective in October 2011, unless we obtain a pediatric extension for PROVIGIL, which would permit entry in April 2012. An earlier entry may occur based upon the entry of another generic version of PROVIGIL.

        In connection with the Barr, Ranbaxy and Teva settlements, we also entered into a series of business arrangements related to modafinil with Barr, Ranbaxy and Teva. We received licenses to certain modafinil-related intellectual property developed by each party and in exchange for these licenses, we agreed to make payments to these three companies collectively totaling up to $136.0 million over the next several years, consisting of upfront payments, milestones and royalties on net sales of our modafinil products. In order to maintain an adequate supply of the active drug substance modafinil, we entered into agreements with three modafinil suppliers whereby we will purchase an annual minimum amount of modafinil over a six year period beginning in 2006, with the aggregate payments over that period totaling approximately $82.6 million.

        In February 2006, we also announced that we had settled our pending United States patent infringement dispute with Barr related to its abbreviated new drug application ("ANDA") filed with the FDA seeking to sell a generic version of ACTIQ. Under the settlement, we will grant Barr an exclusive royalty bearing right to market and sell a generic version of ACTIQ in the United States, effective on December 6, 2006. Barr will pay specified royalties on net profits of a generic ACTIQ product for the period December 6, 2006 through February 3, 2007, subject to certain limitations. The patents covering the current formulation of the product are set to expire as early as September 5, 2006. If we are successful in our efforts to complete a clinical study of ACTIQ in pediatric patients prior to September 2006, the FDA could grant us six months of exclusivity beyond the September 5, 2006 patent expiration. Under the license and supply agreement we entered into with Barr in July 2004, we could face generic competition from Barr prior to December 6, 2006 if we receive FDA approval of FEBT before this date or if we are unable to complete the ongoing pediatric studies with ACTIQ prior to September 2006.

        Each of these settlements has been filed with both the United States Federal Trade Commission (the "FTC") and the Antitrust Division of the Department of Justice (the "DOJ") as required by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Modernization Act").

        As a biopharmaceutical company, our activities and operations are subject to significant government regulations and oversight. In September 2004, we announced that we had received subpoenas from the U.S. Attorney's Office in Philadelphia. That same month, we received a voluntary request for information from the Office of the Connecticut Attorney General. Both the subpoenas and the voluntary request for information appear to be focused on our sales and promotional practices with respect to ACTIQ, GABITRIL and PROVIGIL, including the extent of off-label prescribing of our products by physicians. We are cooperating with the U.S. Attorney's Office and the Office of the Connecticut Attorney General, and are providing documents and other information to both offices in response to these and additional requests. These matters may involve the bringing of criminal charges and fines, and/or civil penalties. We cannot predict or determine the outcome of these matters or reasonably estimate the amount or range of amounts of any fines or penalties that might result from an adverse outcome. However, an adverse outcome could have a material adverse effect on our financial position, liquidity and results of operations.

        For the year ended December 31, 2005, our total revenues and net loss were $1.2 billion and $175.0 million, respectively. Our revenues from U.S. and European operations are detailed in Note 16 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. While we seek to increase profitability and cash flow from operations, we will need to continue to achieve growth of product sales and other revenues sufficient for us to attain these objectives. The rate of our future growth will depend, in part, upon our ability to obtain and maintain adequate intellectual property protection for our currently marketed products, or to successfully develop or acquire and commercialize new product candidates.

        We are a Delaware corporation with our principal executive offices located at 41 Moores Rd., P.O. Box 4011, Frazer, Pennsylvania, 19355. Our telephone number is (610) 344-0200 and our web site address is http://www.cephalon.com. Our research and development headquarters are in West Chester,

Pennsylvania and we also have offices in Salt Lake City, Utah, suburban Minneapolis-St. Paul, Minnesota, France, the United Kingdom, Denmark, Germany, Italy, the Netherlands, Poland, Spain and Switzerland. We operate manufacturing facilities in France for the production of modafinil, which is used in the production of in PROVIGIL, SPARLON and NUVIGIL. We also have manufacturing facilities in Salt Lake City, Utah, for the production of ACTIQ for worldwide distribution and sale, and Eden Prairie and Brooklyn Park, Minnesota, for the production of orally disintegrating versions of drugs for pharmaceutical company partners.

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

CENTRAL NERVOUS SYSTEM DISORDERS

        Our CNS disorders portfolio includes two marketed products: PROVIGIL, for improving wakefulness in patients with excessive daytime sleepiness associated with narcolepsy, obstructive sleep apnea/hypopnea syndrome ("OSA/HS") and shift work sleep disorder ("SWSD"), and GABITRIL, for use as adjunctive therapy in the treatment of partial seizures in epileptic patients. We also are seeking final approval from the FDA to market two additional products: NUVIGIL and SPARLON and are anticipating final FDA approval of both product candidates in the second quarter of 2006.

Modafinil Products

  PROVIGIL

        Modafinil, the active ingredient in PROVIGIL is the first in a new class of wakefulness-promoting agents. While its exact mechanism of action remains to be fully elucidated, modafinil appears to act selectively in regions of the brain believed to regulate normal sleep and wakefulness. The FDA approved PROVIGIL to improve wakefulness in patients with excessive daytime sleepiness associated with narcolepsy, and we launched the product in the United States in February 1999. In January 2004, we received FDA approval to expand the label for PROVIGIL to include improving wakefulness in patients with excessive sleepiness associated with OSA/HS and SWSD. In clinical studies, PROVIGIL was found to be generally well-tolerated, with a low incidence of adverse events relative to placebo. The most commonly observed adverse events were headache, infection, nausea, nervousness, anxiety and insomnia.

        Outside of the U.S., modafinil currently is approved in more than 30 countries, including France, the United Kingdom, Ireland, Italy and Germany, for the treatment of excessive daytime sleepiness associated with narcolepsy. In certain of these countries, we also have approval to market modafinil to treat excessive daytime sleepiness in patients with OSA/HS and/or SWSD.

  NUVIGIL

        An important focus of our modafinil strategy has been the development of next-generation compounds. NUVIGIL is a single-isomer formulation of modafinil. In March 2005, we filed an NDA with the FDA seeking approval to market NUVIGIL with the same labeled indications as PROVIGIL. The FDA has set April 30, 2006 as the action date for its review of the NDA. We expect to begin marketing NUVIGIL in the middle of 2006 upon receipt of approval from the FDA.

        In Phase 3 clinical trials of 150- and 250-milligram daily doses of NUVIGIL in patients suffering from excessive sleepiness associated with narcolepsy, SWSD or OSA/HS, results indicate that

NUVIGIL significantly improves wakefulness and the overall clinical condition of patients as compared to placebo. The 12-week, double-blind, randomized, placebo-controlled Phase 3 studies of approximately 1,000 patients included one study of excessive sleepiness in narcolepsy, one study in SWSD and two studies in OSA/HS. The primary endpoints in each Phase 3 study were measures of objective sleep latency (Maintenance of Wakefulness Test or Multiple Sleep Latency Test) and the physician rating of Clinical Global Impression-Change. These primary endpoints are identical to those studied for the currently approved indications for PROVIGIL. In each Phase 3 study, patients treated with NUVIGIL showed a highly statistically significant improvement on both primary endpoints compared to placebo. In these studies, NUVIGIL was generally well-tolerated. The most common adverse effects observed included headache, nausea, dizziness, insomnia and anxiety.

  SPARLON

        SPARLON is our proprietary dosage form of modafinil for the treatment of attention-deficit/hyperactivity disorder ("ADHD") in children and adolescents between the ages of six through 17. In October 2005, the FDA issued an approvable letter for the treatment of ADHD in children and adolescents between the ages of six through 17. On January 25, 2006, we announced that we do not expect final action from the FDA on our pending new drug application for SPARLON until after the completion of several FDA advisory committee meetings. Two of these panels, the first of which occurred on February 9, 2006 and the second of which is scheduled for March 22, 2006, address safety and risk management issues associated with products in the class of currently approved ADHD treatments. Since SPARLON is not an approved drug, the FDA has scheduled a separate advisory panel to review SPARLON on March 23, 2006. We are working closely with the FDA to obtain final approval and expect to launch this product in the second quarter of 2006.

        In three Phase 3, nine-week, double-blind, placebo-controlled studies, 600 children and adolescents between the ages of six and 17 with ADHD were randomized to receive either placebo or SPARLON. The primary endpoint in all studies was the teacher-completed school version of the ADHD Rating Scale IV. All of the SPARLON-treated groups showed a highly statistically significant improvement on the primary endpoint compared to placebo. SPARLON was generally well tolerated. The most common side effects observed in these studies were consistent with those observed in other studies of this compound and included insomnia, headache and loss of appetite.

  Targeted Diseases/Disorders

        Narcolepsy:    Narcolepsy is a debilitating, lifelong sleep disorder whose symptoms often first arise in late childhood. Its most common symptom is an uncontrollable propensity to fall asleep during the day. PROVIGIL has been recognized by the American Academy of Sleep Medicine as a standard of therapy for the treatment of excessive daytime sleepiness associated with narcolepsy.

        OSA/HS:    Individuals with OSA/HS experience frequent awakenings, sometimes occurring hundreds of times during the night as a result of blockage of the airway passage, usually caused by the relaxation and collapse of the soft tissue in the back of the throat during sleep. Continuous positive airway pressure, or CPAP, a medical device that blows air through the nasal passage, is the primary treatment for OSA/HS. However, approximately 30 percent of patients that use CPAP continue to experience excessive sleepiness, for which PROVIGIL may be an appropriate adjunctive treatment.

        SWSD:    SWSD is defined as a persistent or recurrent pattern of sleep disruption that leads to excessive sleepiness or insomnia due to a mismatch between the natural circadian sleep-wake pattern and the sleep-wake schedule required by a person's environment. SWSD particularly affects those who frequently rotate shifts or work at night, which is contrary to the body's natural circadian rhythms.

        ADHD:    According to the National Institutes of Mental Health, ADHD is one of the most common psychiatric disorders among children, affecting approximately four million children in the

United States. The most common ADHD behaviors fall into three categories: inattention, hyperactivity and impulsivity. A diagnosis of ADHD is generally made when these behaviors become excessive, long-term, and pervasive. Studies have shown that children with ADHD have higher medical costs than children without ADHD due to the risk of accidents and injury resulting from inattention, impulsivity and hyperactivity.

  Intellectual Property Position

        We own various U.S. and foreign patent rights that expire between 2014 and 2015 and cover pharmaceutical compositions and uses of modafinil, specifically, certain particle sizes of modafinil contained in the pharmaceutical composition. We also hold rights to other patents and patent applications directed to polymorphs, manufacturing processes, formulations, and uses of modafinil and to next-generation modafinil products. We also own rights to PROVIGIL and other various trademarks for our pharmaceutical products containing the active drug substance modafinil. Ultimately, these patents and patents related to our other products and products candidates might be found invalid if challenged by a third party, or a potential competitor could develop a competing product or product formulation that avoids infringement of these patents.

        As of the filing date of this Annual Report on Form 10-K, we are aware of six ANDAs on file with the FDA for pharmaceutical products containing modafinil. Each of these ANDAs contains a Paragraph IV certification in which the ANDA applicant certified that the U.S. particle-size modafinil patent covering PROVIGIL either is invalid or will not be infringed by the ANDA product. In March 2003, we filed a patent infringement lawsuit in the U.S. District Court in New Jersey against four companies—Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals, Inc., Ranbaxy Laboratories Limited and Barr Laboratories, Inc.—based upon the ANDAs filed by each of these firms with the FDA seeking approval to market a generic form of modafinil. The lawsuit claimed infringement of our U.S. Patent No. RE37,516 ("the ‘516 Patent") which covers the pharmaceutical compositions and methods of treatment with the form of modafinil contained in PROVIGIL and which expires on October 6, 2014 (subject to a six-month extension to April 6, 2015 upon acceptance by the FDA of the pediatric study data submitted by us on December 21, 2005). We believe that these four companies were the first to file ANDAs with Paragraph IV certifications and thus are eligible for the 180-day exclusivity provided by the provisions of the Federal Food, Drug and Cosmetic Act.

        In late 2005 and early 2006, we announced that we had entered into settlement agreements with each of these four defendants. As part of these separate settlements, we agreed to grant to each of Teva, Mylan, Ranbaxy and Barr a non-exclusive royalty-bearing right to market and sell a generic version of PROVIGIL in the United States. These licenses will become effective in October 2011, unless we obtain a pediatric extension for PROVIGIL, which would permit entry by these firms in April 2012. An earlier entry may occur based upon the entry of another generic version of PROVIGIL. Each of these settlements has been filed with both the FTC and the Antitrust Division of the DOJ as required by the Medicare Modernization Act. The FTC has requested from us, and we have provided, certain information in connection with its review of the settlements. The FTC, the DOJ, or a private party could challenge in an administrative or judicial proceeding any or all of the settlements if they believe that the agreements violate the antitrust laws. If the settlements are challenged, there is no assurance that we could successfully defend against such challenge and, in that case, we could be subject to, among other things, damages, fines and possible invalidation of the settlement agreements.

        In early 2005, we also filed a patent infringement lawsuit in the U.S. District Court in New Jersey against Carlsbad Technology, Inc. based upon the Paragraph IV ANDA filed related to modafinil that Carlsbad filed with the FDA. Carlsbad has asserted counterclaims for non-infringement of the ‘516 Patent and invalidity of the ‘516 Patent. Carlsbad also has asserted a counterclaim for non-infringement of our U.S. Patent No. 4,927,855 (which we have not asserted against Carlsbad). We have moved to dismiss all of Carlsbad's counterclaims; Carlsbad has opposed the motion, and a decision is pending.

Discovery in this action has only recently commenced. This ongoing litigation with Carlsbad is unaffected by each of the settlement agreements we have signed with Teva, Mylan, Ranbaxy and Barr.

        In late November 2005, we received notice that Caraco Pharmaceutical Laboratories, Ltd. also filed a Paragraph IV ANDA with the FDA seeking to market a generic form of PROVIGIL. We have not filed a patent infringement lawsuit against Caraco to date.

        The FDA has designated PROVIGIL as an orphan drug for use in treatment of excessive sleepiness associated with narcolepsy, which prevented the approval of an ANDA or NDA for modafinil in this indication until December 2005. In December 2005, we announced that we had submitted to FDA the results of clinical studies of PROVIGIL in pediatric patients in support of a six-month extension of our orphan drug exclusivity (to June 2006) and six months of exclusivity beyond the 2014 expiration of the particle-size patent term. We are awaiting a formal decision from FDA with respect to this pediatric extension.

        With respect to NUVIGIL, in addition to the particle size patent described above, we own composition of matter patents covering armodafinil, the active drug substance in NUVIGIL, that are set to expire in May 2007 in the United States and in January 2007 outside the United States. Assuming success in attaining FDA approval for this compound in mid-2006, we would expect to receive a three year period of marketing exclusivity (until mid-2009). In addition, assuming this same timetable for approval, we would anticipate that the term of this patent would be extended under the Hatch-Waxman Act until approximately mid-2009. If we perform an additional clinical study of this product in pediatric patients, the FDA could grant us six months of exclusivity beyond the expiration of the patent and the three-year period of marketing exclusivity (until late-2009). We intend to perform such a study once a mutually agreed upon clinical protocol is reached with the FDA. We also hold rights to other patent applications directed to polymorphs and manufacturing process related to armodafinil. We also own rights to the NUVIGIL trademark.

        For SPARLON, in addition to the particle size patent described above, we hold a patent covering a method of treating ADHD with modafinil, and patent applications covering the SPARLON formulation, that currently are set to expire in 2020 and 2023, respectively. Assuming FDA approval of SPARLON in the second quarter of 2006, we would expect to receive a three year period of marketing exclusivity for the use of SPARLON in ADHD (until mid-2009). We also hold rights to other patents and patent applications directed to polymorphs, manufacturing processes, formulations, and uses of modafinil and to next generation modafinil products. We also own rights to the SPARLON trademark.

  Manufacturing and Product Supply

        At our manufacturing facility in Mitry-Mory, France, we produce modafinil for use in the production of PROVIGIL, NUVIGIL and SPARLON. We also have third party agreements with four companies to supply us with modafinil (which requirements include certain minimum purchase requirements) and two companies to supply us with finished commercial supplies of PROVIGIL. For SPARLON, two companies will manufacture SPARLON tablets, which will be subsequently packaged by three other companies. With respect to NUVIGIL, we have two third parties who will manufacture the active drug substance armodafinil and one qualified manufacturer of finished supplies of NUVIGIL tablets. We also are preparing to qualify an additional manufacturer to provide active drug substance and finished product following FDA approval of NUVIGIL. We seek to maintain inventories of active drug substance and finished products to protect against supply disruptions. Any future change in manufacturers or manufacturing processes requires regulatory approval.

  Competition

        With respect to PROVIGIL, and, if approved, NUVIGIL, there are several other products used for the treatment of excessive sleepiness or narcolepsy in the United States. Many of these products,

including methylphenidate products such as RITALIN® by Novartis, have been available for a number of years and are available in inexpensive generic forms.

        If we are successful in obtaining final FDA approval of SPARLON for the treatment of ADHD in children and adolescents, we will face significant competition from established stimulants such as RITALIN® by Novartis, STRATERRA® by Eli Lilly, and CONCERTA® by McNeil, as well as from amphetamines such as DEXEDRINE® by GlaxoSmithKline and ADDERALL® by Shire.

  Co-Promotion Agreement with McNeil for SPARLON

        In August 2005, we entered into an agreement with McNeil Consumer & Specialty Pharmaceuticals Division of McNeil-PPC, Inc. concerning the co-promotion of SPARLON. Under the co-promotion agreement, McNeil has agreed to have at least 300 McNeil sales representatives co-promote and detail SPARLON upon FDA approval in the United States primarily to pediatricians, psychiatrists and pediatric neurologists. We will promote the product to psychiatrists, neurologists, primary care physicians, and other appropriate health care professionals. The parties have formed a joint commercialization committee to oversee the promotion of SPARLON. We retain all responsibility for the development, manufacture, distribution and sale of the product. We will pay McNeil commission fees calculated as a percentage of annual net sales of SPARLON during the term of the agreement and, if specified sales levels are reached in the final year of the agreement, during the three calendar years following the expiration of the agreement.

        McNeil may terminate the co-promotion agreement prior to the end of the three-year term of the agreement if "Lost CONCERTA Market Exclusivity" occurs, subject to the following conditions:

  •
  Except as set forth in the next bullet point, McNeil may only terminate the co-promotion agreement effective on or after a date that is six months following the first commercial sale of SPARLON in the United States by providing us with at least 90 days' advance written notice of termination; and

  •
  If Lost CONCERTA Market Exclusivity occurs prior to the first commercial sale of SPARLON in the United States, McNeil may terminate the Agreement on or after a date that is the later of (a) the four-month anniversary of Lost CONCERTA Market Exclusivity and (b) April 30, 2006, by providing us with at least 90 days' advance written notice of termination; provided that if the first commercial sale of the product occurs before the effective date of termination, then McNeil may only terminate the co-promotion agreement effective on or after a date that is at least six (6) months following the first commercial sale of SPARLON.

"Lost CONCERTA Market Exclusivity" will occur if a generic form of McNeil's ADHD product CONCERTA (methylphenidate HCl) Extended-release Tablets is sold in the United States for at least 60 days during the term of the co-promotion agreement. If McNeil exercises its option to terminate the co-promotion agreement because of the Lost CONCERTA Market Exclusivity, then we have the right to offer employment at that time to some or all of McNeil's sales force covered by the co-promotion agreement.

GABITRIL

        GABITRIL is a selective GABA (gamma-aminobutyric acid) reuptake inhibitor approved for use as adjunctive therapy in the treatment of partial seizures in epileptic patients. GABA is an important inhibitory transmitter in the central nervous system and is widely distributed in all regions of the brain. We currently have worldwide product rights to GABITRIL, excluding Canada and Latin America and we market GABITRIL in the United States, France, the United Kingdom and Germany, among other countries.

        While applicable laws and regulations prevent us from promoting our products for uses beyond those contained in the approved label, our analysis of prescription data in the United States for

GABITRIL indicates that many physicians have elected to prescribe the product to treat conditions outside of its currently labeled indication, including generalized anxiety disorder and neuropathic pain. In February 2005, working with the FDA, we updated our prescribing information for GABITRIL to include a bolded warning describing the risk of new onset seizures in non-induced patients without epilepsy. Following this update, we actively communicated this risk to physicians and otherwise limited our sales and marketing efforts for GABITRIL. As a result, sales in fiscal year 2005 of GABITRIL decreased 23% as compared fiscal year 2004. U.S. prescriptions for GABITRIL decreased by 19% from 2004 to 2005, according to IMS Health Incorporated ("IMS Health").

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

  Market expansion strategies

        Because GABITRIL works selectively to increase the amount of available GABA in the brain, it may be useful in treating conditions where additional GABA may prove effective. One such condition is generalized anxiety disorder ("GAD"). According to the National Institute of Mental Health ("NIMH"), GAD is characterized by chronic, exaggerated worry and tension that is unfounded or much more severe than the normal anxiety most people experience. Many people with GAD also have physical symptoms, such as fatigue, trembling, muscle tension, headaches, irritability or hot flashes. According to the NIMH, about 2.8% of U.S. adults have been diagnosed with GAD.

        We have completed enrollment in a 1,700 patient Phase 3 clinical program evaluating GABITRIL for the treatment of GAD and expect to announce results from these Phase 3 studies in the second quarter of 2006. If the results of the Phase 3 trials are positive, we expect to file an sNDA with the FDA in the second half of 2006 and are targeting a product launch in the second half of 2007. Our decision to move forward with a Phase 3 clinical program was based on data from an eight-week, double-blind, randomized, multi-center, placebo-controlled Phase 2 study with a flexible-dose design. The Phase 2 study included 260 adult patients with GAD and was designed to determine the dose, time of onset and magnitude of GABITRIL's effect in GAD. Statistically significant improvements were seen at weeks one and eight of the study in patients receiving GABITRIL, versus those receiving placebo, as measured by the Hamilton Anxiety Scale.

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

        There are four U.S. composition-of-matter patents covering the currently approved product: a patent claiming tiagabine, the active drug substance in GABITRIL; a patent claiming crystalline tiagabine hydrochloride monohydrate and its use as an anti-epileptic agent; a patent claiming the pharmaceutical formulation and a patent claiming anhydrous crystalline tiagabine hydrochloride and processes for its preparation. These patents currently are set to expire in 2011, 2012, 2016 and 2017, respectively. Supplemental Protection Certificates based upon corresponding foreign patents covering this product are set to expire in 2011. We also own rights to the GABITRIL trademark.

  Manufacturing and Product Supply

        We have two third-party manufacturers of the active drug substance in GABITRIL and finished commercial supplies of the product in the United States and one third-party manufacturer of the active drug substance and finished commercial supplies outside the United States. We seek to maintain inventories of finished commercial supplies of GABITRIL to protect against supply disruptions.

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

PAIN

        Our pain therapeutics portfolio currently includes one marketed product, ACTIQ, and one product candidate, FEBT.

ACTIQ

        ACTIQ is approved in the United States for the management of breakthrough cancer pain in opioid tolerant patients. It was approved by the FDA in November 1998 and was launched in the United States in March 1999. Following our acquisition of Anesta Corp. in October 2000, we relaunched ACTIQ in February 2001. In October 2002, we reacquired rights to ACTIQ in 12 countries, principally in Europe, from Elan Pharma International Limited. While applicable laws and regulations prevent us from promoting our product for uses beyond those contained in the approved label, our analysis of prescription data for ACTIQ in the United States indicated that many physicians have elected to prescribe the product to treat conditions outside its labeled indication of breakthrough cancer pain.

        ACTIQ uses our proprietary oral transmucosal delivery system (OTS®) to deliver fentanyl citrate, a powerful, Schedule II opioid analgesic. The OTS delivery system consists of a drug matrix that is mounted on a handle. It is designed to achieve rapid absorption of fentanyl through the oral mucosa (the lining of the mouth) and into the bloodstream, with pain relief that may begin within 15 minutes. ACTIQ is available in six dosage strengths to allow individualization of dosing. Side effects of ACTIQ are typical of opioid products and include somnolence, nausea, vomiting and dizziness. The greatest risk from improper use of ACTIQ, as with all opioid-based products, is the potential for respiratory depression, which can be life-threatening. We market ACTIQ under a comprehensive risk management program of educational and safe use messages that inform health care professionals, patients and their families of proper use, storage, handling and disposal of the product.

Fentanyl effervescent buccal tablets

        Fentanyl effervescent buccal tablets ("FEBT") deliver the opioid fentanyl through the oral mucosa utilizing our proprietary, enhanced absorption technology, OraVescent. In the third quarter of 2005, we filed an NDA with the FDA seeking approval to market FEBT for the management of breakthrough pain in cancer patients who are tolerant to opioid therapy for their underlying persistent pain. Upon FDA approval, we intend to commercialize FEBT in multiple dosage strengths (100, 200, 400, 600 and 800 micrograms). We currently anticipate final FDA approval for FEBT in late 2006.

        We also have initiated clinical programs to study FEBT for the management of breakthrough lower back pain and neuropathic pain, with the goal of expanding the FEBT labeled indication beyond breakthrough cancer pain.

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

  Licenses to Barr Laboratories, Inc. Related to ACTIQ

        In February 2006, we announced that we had agreed to settle with Barr our pending patent infringement dispute in the United States related to Barr's ANDA filed with the FDA seeking to sell a generic version of ACTIQ. Under the settlement, we will grant Barr an exclusive royalty bearing right to market and sell a generic version of ACTIQ in the United States, effective on December 6, 2006. Under the license and supply agreement we entered into with Barr to secure FTC clearance of the CIMA LABS acquisition in August 2004, we agreed to license to Barr our U.S. rights to any intellectual property related to ACTIQ. This license to ACTIQ could become effective prior to December 6, 2006 if we receive final FDA approval of FEBT before this date. In addition, this license could become effective on September 5, 2006, if we do not receive a pediatric extension of exclusivity for ACTIQ. Barr will pay specified royalties on net profits of a generic ACTIQ product for the period December 6, 2006 through February 3, 2007, subject to certain limitations. The patents covering the current formulation of ACTIQ are set to expire as early as September 5, 2006. If we are successful in our efforts to complete a specified clinical study of ACTIQ in pediatric patients, the FDA could grant us six months of exclusivity beyond the September 5, 2006 patent expiration. See also Note 12 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Under the license and supply agreement, Barr also may receive a license to the sugar-free formulation of ACTIQ that has been approved by the FDA; this license would become effective upon FDA approval of FEBT.

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

  Intellectual Property Position

        ACTIQ:    We hold an exclusive license to the U.S. patents covering the currently approved compressed powder pharmaceutical composition and the method for administering fentanyl via this composition that are set to expire in September 2006. If we are successful in our efforts to complete a clinical study of ACTIQ in pediatric patients prior to September 2006, the FDA could grant us six months of exclusivity beyond the September 2006 patent expiration. As described above, we have agreed to license to Barr our U.S. rights to any intellectual property related to ACTIQ. Corresponding patents covering the current formulation of ACTIQ in foreign countries expire between 2009 and 2010.

Our patent protection with respect to the ACTIQ formulation we sold in the United States prior to June 2003 expired in May 2005.

        Other issued patents and pending patent applications in the United States and foreign countries that are owned or licensed by us are directed to various formulations (including a sugar-free formulation), processes for manufacturing the product, methods of using the product and disposable containers required by the FDA to be provided as part of the product. We also hold the rights to the ACTIQ trademark covering pharmaceuticals for oral transmucosal delivery containing fentanyl as the active drug substance.

        FEBT:    We own formulation, method of treatment and manufacturing patents and patent applications expiring between 2019 and 2024 directed to FEBT. Assuming success in attaining FDA approval for this product in late 2006, we also would expect to receive a three-year period of marketing exclusivity that would extend until late 2009.

  Manufacturing and Product Supply

        At our facility in Salt Lake City, Utah, we manufacture ACTIQ for sale in the United States and international markets. In 2004, we began a nearly $70 million, two-year capital expansion project at our Salt Lake City facility to increase our ACTIQ manufacturing and packaging capacity and provide us with flexibility to manufacture other products, including FEBT, at this facility. We anticipate completion of this project in the second half of 2006. If approved, we plan to manufacture FEBT at our facility in Eden Prairie, Minnesota, as well as at our Salt Lake City facility.

        Fentanyl, the active ingredient in ACTIQ and FEBT, is a Schedule II controlled substance under the Controlled Substances Act. Our purchases of fentanyl for use in the production of ACTIQ and FEBT are subject to quota that is approved by the U.S. Drug Enforcement Administration ("DEA"). Supply disruption could result from delays in obtaining DEA approvals or the receipt of approvals for quantities of fentanyl that are insufficient to meet current or projected product demand. The quota system also limits our ability to build inventories as a method of insuring against possible supply disruptions.

  Competition

        Both long-acting and short-acting formulations are prescribed to treat cancer pain. Persistent pain is typically treated by around-the-clock administration of long- or short-acting opioids. Breakthrough cancer pain is usually treated with a short-acting product, such as ACTIQ, that is used in conjunction with an around-the-clock formulation.

        Long-acting products, which have a slower onset and longer duration of action relative to ACTIQ, are commonly prescribed to treat persistent pain. Three long-acting opioid analgesics and their generic equivalents currently marketed for chronic pain dominate this market: Johnson & Johnson's DURAGESIC® and Purdue Pharmaceuticals' OXYCONTIN® and MS-CONTIN®. Persistent cancer pain also is treated with short-acting opioid tablets, capsules and elixirs, as well as quick-acting invasive opioid delivery systems (i.e., intravenous, intramuscular and subcutaneous), many of which have been available for many years and are available in inexpensive generic form.

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

        We are aware of numerous companies developing other technologies for rapid delivery of opioids to treat breakthrough pain, including transmucosal, transdermal, nasal spray, and inhaled delivery systems, among others. If these technologies are successfully developed and approved over the next few years, they could represent significant competition for ACTIQ and, if approved, FEBT. Even without new competitive products, we will face at least one generic competitor to ACTIQ in late 2006 as a result of the licenses we have granted to Barr, which will have a significant and negative impact on ACTIQ sales thereafter. The availability of inexpensive generic forms of ACTIQ also could potentially have a negative impact on sales of FEBT, if approved.

ONCOLOGY

        Our oncology portfolio includes one marketed product and two product candidates to treat patients with hematologic cancers: TRISENOX, an intravenous arsenic-based targeted therapy currently marketed in the U.S. and Europe; TREANDA® (bendamustine hydrochloride), a multi-functional hybrid cytotoxic; and CEP-701 (lestaurtinib), an oral small molecule tyrosine kinase inhibitor.

        With the acquisition of Zeneus Holdings Limited in December 2005, we have added two commercialized oncology products to our European portfolio: MYOCET® (liposomal doxorubicin), a cardio-protective chemotherapy agent used to treat late-stage breast cancer and TARGRETIN® (bexarotene), a treatment for cutaneous T-cell lymphoma. In addition, we acquired ABELCET® (amphotericin B lipid complex), an anti- fungal product used by cancer patients. For more information regarding Zeneus' products, see the section below entitled "European Operations."

TRISENOX

        On July 18, 2005, we completed the acquisition of substantially all assets related to the TRISENOX injection business from Cell Therapeutics, Inc. ("CTI") and CTI Technologies, Inc., a wholly-owned subsidiary of CTI, for $69.7 million in cash, funded from existing cash on hand. The acquisition agreement provides for contingent future cash payments to CTI, totaling up to $100.0 million, upon the achievement of certain label expansions and sales milestones for TRISENOX.

        TRISENOX was approved for marketing in the United States and Europe in 2000 and 2002, respectively, for the treatment of patients with relapsed or refractory acute promyelocytic leukemia ("APL"), a life threatening hematologic cancer. TRISENOX is a highly purified version of arsenic, a natural element. TRISENOX appears to have multiple targets and mechanisms of antileukemic activity; it degrades a protein that causes abnormal levels of immature white blood cells while simultaneously forcing immature cancer cells to self-destruct through a process called programmed cell death or apoptosis. Apoptosis is a normal part of a cell's life cycle. Because cancer is often associated with a malfunction of the normal process of apoptosis, drugs that can induce apoptosis offer the hope of affecting cancer cells more selectively without the typical toxic side effects of conventional treatments. Direct induction of apoptosis represents a relatively new method of killing tumor cells that is different than the majority of conventional cancer drugs. As a result, in addition to its use as a single-agent therapy, TRISENOX may work well when administered in combination with other cancer therapies to produce more durable response rates. We are currently investigating uses of TRISENOX, as a single agent or in combination with other treatments, to treat other forms of hematologic cancers.

  Acute Promyelocytic Leukemia

        APL is one of eight subtypes of acute myeloid or myelogenous leukemia ("AML"). According to the American Cancer Society, approximately 12,000 patients are diagnosed with AML in the United States every year, 10 to 15 percent of whom will have the APL subtype. Research indicates that approximately 10 to 30 percent of patients with APL will not respond to, or will relapse from, first-line therapy.

  Intellectual Property Position

        Through our acquisition of TRISENOX from CTI in July 2005, we own method of treatment patents and applications covering methods of treating APL with the active ingredient arsenic trioxide that protect this product until 2018. TRISENOX is also protected by orphan drug exclusivity until 2007. We also own rights to the TRISENOX trademark.

  Manufacturing and Product Supply

        We have one third-party manufacturer that produces the active drug substance arsenic trioxide for us and two third-party manufacturers that provides finished commercial supplies of TRISENOX to us in the United States and Europe. We seek to maintain inventories of active drug substance and finished commercial supplies to protect against supply disruptions.

  Competition

        The pharmaceutical market for the treatment of patients with relapsed or refractory APL is served by a number of available therapeutics, particularly those that are indicated for the treatment of hematologic cancers, such as THALOMID® by Celgene Corporation and VELCADE® by Millennium Pharmaceuticals, Inc.

CEP-701

        CEP-701 (lestaurtinib) is under development as a treatment for flt-3-mutated AML, a hematologic cancer characterized by uncontrolled growth of myeloid cells of the blood and bone marrow. According to the American Cancer Society, in 2005, an estimated 12,000 people in the United States will be diagnosed with AML and approximately 9,000 people will die from AML. Approximately 25 to 30 percent of AML patients have a flt-3 genetic mutation that is associated with a poorer prognosis for relapse and survival.

        We are currently conducting a Phase 2 study of approximately 200 patients with AML who bear a flt-3 activating mutation at first relapse from standard induction chemotherapy. As of January 31, 2006, 58 patients have been randomly assigned to one of two treatment arms in the clinical trial: standard chemotherapy alone, or chemotherapy followed two days later by a daily 80-mg orally administered dose of CEP-701, continued for up to 113 days. The preliminary data suggest that chemotherapy followed by the oral compound CEP-701 may offer a clinical benefit compared to chemotherapy alone. A clinical response has been achieved in all patients who showed an 85 percent or greater inhibition of flt-3 activity and baseline cellular sensitivity to CEP-701. Patients with low flt-3-inhibitory activity or cells insensitive to CEP-701 had a very low rate of clinical response. These data suggest that there may be the potential to predict which patients will respond positively to CEP-701. Preliminary safety analyses indicate that CEP-701 is generally well tolerated, with only a modest increase in gastrointestinal events such as nausea and dyspepsia reported. However, these side effects rarely resulted in discontinuation from the study. CEP-701 is not presently indicated or approved by the FDA for the treatment of any disease.

  Intellectual Property Position

        We own a composition of matter patent directed to CEP-701 that is set to expire in 2008 in the United States. If we are successful in attaining FDA approval for this compound in 2008, we would anticipate that the term of this patent would be extended under the Hatch-Waxman Act until 2013. In addition, assuming this same timetable for approval, we would expect to receive a five year New Chemical Entity period of marketing exclusivity (until 2013) and a seven year Orphan Drug period of exclusivity (until 2015) for the treatment of AML. We also hold rights to other patent applications directed to methods of treatment, formulations and polymorphs for CEP-701.

  Competition

        If approved, CEP-701 would compete with a number of available therapeutics, particularly those that are indicated for the treatment of hematologic cancers. We understand that Novartis and

Millennium Pharmaceuticals are each developing drugs with a similar flt-3 mutation inhibiting mechanism.

TREANDA

        We obtained the rights to market TREANDA in our acquisition of Salmedix, Inc. on June 14, 2005 for $160.9 million in cash and future payments totaling up to $40 million upon achievement of certain regulatory milestones.

        TREANDA, an investigational therapeutic under development for the treatment of indolent (slowly progressing) non-Hodgkin's lymphoma ("NHL"), is a novel hybrid cytotoxic alkylating agent that differs from conventional compounds in its apparent multi-functional mechanism of action. In addition to killing cells by damaging their DNA and triggering apoptosis—which is typical of alkylating agents—researchers demonstrated that TREANDA also causes the disruption of cell division. Preclinical data suggest that TREANDA's multi-functional mechanism of action may derive from its chemical structure in which one molecular ring common to traditional alkylators is altered. Benadmustine hydrochloride is currently marketed in Germany by a third party for the treatment of NHL, chronic lymphocytic leukemia, multiple myeloma, metastatic breast cancer and other solid tumors.

        In a Phase 2 study of patients with advanced indolent NHL who were previously exposed to multiple courses of therapy, 74 percent responded to TREANDA, including 35 percent with a complete response. All study participants had progressive disease after prior treatment with the antibody therapy rituximab (Rituxan®); a subgroup also had not responded to traditional alkylating agents. Rituximab and alkylators are commonly prescribed to treat NHL. In another Phase 2 study, TREANDA in combination with rituximab in patients with refractory and relapsed NHL produced a high overall response rate (87 percent) with minimal toxicity and no hair loss. A Phase 3 trial of TREANDA in indolent NHL refractory to rituximab is ongoing at sites in the United States and Canada. If results from this study are positive, we would expect to file an NDA for TREANDA in the first half of 2007.

  Non-Hodgkin's Lymphoma

        NHL, which according to the National Cancer Institute is the sixth most prevalent cancer in the United States, occurs when lymphatic cells divide too much and too fast. Growth control is lost, and the lymphatic cells may overcrowd, invade and destroy lymphoid tissues and spread to other organs. There are two broad subtypes of NHL—indolent, also referred to as slow growing or low-grade, and aggressive. Indolent disease may "transform" into a more aggressive condition. According to the American Cancer Society, there will be almost 59,000 new cases of NHL in the U.S. in 2006; nearly 19,000 die from the disease annually.

  Intellectual Property Position

        Through our acquisition of Salmedix in June 2005, we own method of treatment and formulation patent applications that, if issued, we expect will protect this product until 2025 and 2026, respectively. In addition, we expect to receive a five year New Chemical Entity exclusivity which prevents the FDA from accepting an ANDA for this product for a five years from approval. We also own rights to the TREANDA trademark.

  Manufacturing and Product Supply

        We have one third party supplier of the active drug substance bendamustine hydrochloride and one third party supplier of finished supplies of TREANDA for our use in clinical trials. If TREANDA is approved by the FDA, we expect to qualify our current manufacturers of the active drug substance and the finished supplies and to qualify additional manufacturers as may be necessary to meet commercial demands and to protect against supply disruptions.

  Competition

        If approved, TREANDA would compete with traditional methods of treating indolent NHL, including treatments involving chemotherapy with a combination of drugs such as cyclophosphamide, vincristine and prednisolone and with drugs currently marketed (such as BEXXAR® (131-I tositumomab) by GlaxoSmithKline) or being developed to treat indolent NHL refractory to rituximab.

ADDICTION

        Our addiction therapeutic focus currently consists of one product candidate, VIVITROL, an investigational drug that is under review by the FDA for the treatment of alcohol dependence for use in a treatment program that includes psychosocial support. VIVITROL utilizes Alkermes' proprietary Medisorb® drug delivery technology in a once-a-month injectable formulation of naltrexone. Naltrexone is an FDA-approved drug that is currently available in daily oral dosage form for the treatment of alcohol dependence and for the blockade of effects of exogenously administered opioids.

        In March 2005, Alkermes submitted an NDA to the FDA for VIVITROL and, in December 2005, received an approvable letter for VIVITROL from the FDA. In February 2006, Alkermes announced that it had submitted a complete repsonse to the FDA approvable letter; on March 1, 2006, the FDA notified Alkermes that the response was considered a complete, Class 1 response and assigned an action date of April 16, 2006. Assuming final FDA approval, we anticipate that VIVITROL will launch in the first half of 2006.

  Alcohol Dependence

        In the United States, approximately 18 million people are dependent on or abuse alcohol and an estimated 2.3 million adults seek treatment each year. Even among individuals currently seeking treatment, the majority relapse. Taking prescribed medication, an important determinant in therapeutic outcomes, is particularly challenging for patients with addictive disorders such as alcohol dependence. Alcohol is causally related to more than 60 medical conditions, including heart disease, liver disease, infectious disease and cancer, and contributes to more than 100,000 deaths in the United States each year.

  License and Collaboration Agreement with Alkermes

        In June 2005, we entered into a license and collaboration agreement with Alkermes to develop and commercialize VIVITROL in the United States for the treatment of alcohol dependence. Under the terms of the collaboration agreement, we made an initial payment of $160 million to Alkermes and will make an additional $110 million payment if VIVITROL is approved by the FDA. In addition, Alkermes could receive up to an additional $220 million in milestone payments that are contingent on attainment of certain agreed-upon sales levels of VIVITROL. We have formed a joint commercialization team with Alkermes, and the parties will share responsibility for developing the commercial strategy for VIVITROL. We will have primary responsibility for the marketing and sale of VIVITROL and Alkermes will augment this effort with a team of managers of market development. Alkermes also is responsible for obtaining marketing approval for VIVITROL for the treatment of alcohol dependence and for manufacturing the supply of VIVITROL. We will record net sales from VIVITROL in the United States upon commercial launch. Alkermes will be responsible for certain development and registration costs incurred up to VIVITROL's approval by the FDA. Until the later of December 31, 2007 or 18 months following FDA approval of VIVITROL, Alkermes is responsible for any cumulative losses up to $120 million and Cephalon is responsible for any cumulative losses in excess of $120 million. Pre-tax profit, as adjusted for certain items, and losses incurred after the later of December 31, 2007 or 18 months following FDA approval will be split equally between the parties.

  Intellectual Property Position

        Through our collaboration with Alkermes, we have a license to several U.S. patents and patent applications directed to VIVITROL that will expire between 2013 and 2024. Most of the patents and patent applications are directed generally to the processes involved in the Alkermes microsphere technology, while several are directed to the naltrexone drug product and to the injectable solution.

  Manufacturing and Product Supply

        Concurrent with the execution of the collaboration agreement, we entered into a supply agreement under which Alkermes will provide to us finished commercial supplies of VIVITROL. Alkermes has limited experience in manufacturing products for commercial sale. If Alkermes is unable to successfully manufacture VIVITROL at commercial scale, the commercial launch of VIVITROL could be delayed or there could be a shortage in supply of such product, which would have a negative impact on sales of VIVITROL. In addition, Alkermes is responsible for the entire supply chain for VIVITROL, including the sourcing of raw materials and active pharmaceutical agents from third parties. Alkermes has no previous experience in managing a complex, current Good Manufacturing Practice (cGMP) supply chain and any issues with its supply sources could have an adverse effect on the commercial prospects for VIVITROL.

  Competition

        If approved, VIVITROL would face competition from CAMPRAL by Forest Laboratories and currently marketed drugs also formulated from naltrexone, such as REVIA® by Duramed Pharmaceuticals, NALOREX® by Bristol-Myers Squibb and DEPADE® by Mallinckrodt. Other pharmaceutical companies are investigating product candidates that have shown some promise in treating alcohol dependence and that, if approved by the FDA, would compete with VIVITROL.

EUROPEAN OPERATIONS

Commercial Products

        We market and sell over 25 products in 18 European markets. For the year ended December 31, 2005, aggregate worldwide net sales of these other products accounted for approximately 14% of our total net sales, with the majority of this revenue derived from sales of our products in France. In 2005, our five largest products in terms of net product sales in Europe were SPASFON® (phloroglucinol), PROVIGIL, NAXY® (clarithromycin), ACTIQ and FONZYLANE® (buflomedil). Together, these products accounted for 87% of our European sales.

        With the acquisition of Zeneus Holdings Limited in December 2005, we have added the sales, marketing, regulatory and clinical infrastructure necessary to grow our commercial presence in Europe and have supplemented our growing presence in oncology. We also have further diversified our revenue stream and expect that 15 to 20 percent of our 2006 sales could be derived from our European operations. As a result of the acquisition of Zeneus, we now have a strong presence in the five key European pharmaceutical markets: France, Germany, Italy, Spain and the United Kingdom. Zeneus has added seventeen commercialized products to our European product portfolio, including MYOCET, a cardio-protective chemotherapy agent used to treat late-stage breast cancer; TARGRETIN, a treatment for cutaneous T-cell lymphoma; and ABELCET, an anti-fungal treatment, as well as several investigational compounds in development.

        The following is a summary of the most significant products we market and sell in Europe as of December 31, 2005:

Product	Indication	Key Market(s)
ABELCET (amphotericin B lipid complex)(1)	Anti-fungal	France, Germany, Italy, Spain, U.K.
ACTIQ (oral transmucosal fentanyl citrate)	Breakthrough cancer pain	France, Germany, the United Kingdom
FONZYLANE® (buflomedil)	Cerebral vascular disorders	France
GABITRIL (tiagabine hydrochloride)	Partial seizures	France, Germany, U.K.
MYOCET (liposomal doxorubicin)	Late stage breast cancer	France, Germany, Italy, Spain, U.K.
NAXY® and MONO-NAXY® (clarithromycin)(2)	Antibiotic	France
PROVIGIL (modafinil)(3)	Excessive sleepiness associated with narcolepsy and certain other conditions	France, Germany, U.K.
SPASFON® (phloroglucinol)	Biliary/urinary tract spasm and irritable bowel syndrome	France
TARGRETIN (bexarotene)(4)	Cutaneous T-cell lymphoma	France, Germany, U.K.

(1)
ABELCET is licensed from Bristol Myers Squibb.

(2)
NAXY and MONO-NAXY are licensed from Abbott France.

(3)
Marketed under the name MODIODAL® (modafinil) in France and under the name VIGIL®(modafinil) in Germany.

(4)
TARGRETIN is licensed from Ligand Pharmaceuticals.

        In early 2006, we and Novartis Pharma AG agreed to terminate our exclusive collaboration arrangement established in November 2000. Under this collaboration agreement, we had marketed PROVIGIL, TEGRETOL® (carbamazepine), RITALIN® (methylphenidate), ANAFRANIL® (clomipramine) and LIORESAL® (baclofen) in the United Kingdom and had shared with Novartis the earnings from sales of the four Novartis neurology products and PROVIGIL in the United Kingdom.

Manufacturing Operations

        At our manufacturing facility in Mitry-Mory, France, we produce modafinil, which is used in the production of PROVIGIL, NUVIGIL and SPARLON. We manufacture certain other products at this facility and at our other facilities in France for sale in Europe and also perform warehousing, packaging and distribution activities for certain products sold in France and other export territories from these facilities. NAXY, MONO-NAXY, MYOCET, ABELCET and TARGRETIN are manufactured for us by third party manufacturers. For these and most of our other European products, we depend on single sources for the manufacture of both the active drug substances contained in our products and for finished commercial supplies.

European Competitive and Regulatory Environment

        In Europe, we face competition from generic versions of a number of the branded products we market. In addition, European Union pricing laws also allow the parallel importation of branded drugs between member countries. Due to pricing variations within the European Union, it is possible that our overall margins on our branded drugs could be impacted negatively as a result of the importation of product from relatively lower-margin member countries to relatively higher-margin member countries.

        In addition, the manufacture and sale of our products in Europe are subject to extensive regulation by European governmental authorities. Government efforts to control healthcare costs may result in further growth of generic competition to our proprietary products or a decrease in the selling prices of any of our proprietary products due to associated decreases in the amount the government health care authority will reimburse for any of those products. For example, we have been informed by the French health care authority that the reimbursement price for SPASFON and FONZYLANE in 2006 will decrease 15% from the 2005 reimbursement prices.

DRUG DELIVERY OPERATIONS

        Through our wholly-owned subsidiary, CIMA LABS INC., we pursue collaborative relationships with pharmaceutical companies that leverage the capabilities of these partners with our drug delivery and manufacturing capabilities to deliver new products incorporating our OraSolv® or DuraSolv® orally disintegrating drug delivery technologies or our ORAVESCENT® drug delivery technology. Revenues from these arrangements consist of net sales of manufactured products to partners, product development and licensing fees and royalties. For the year ended December 31, 2005, revenues earned by CIMA LABS totaled $76.5 million, or 6.3% of our total revenue. CIMA LABS collaborates with many partners, including AstraZeneca, Novartis, Organon, Schering-Plough and Wyeth. We currently have three manufacturing lines at our Eden Prairie, Minnesota facility for product requiring blister packaging and a manufacturing line at our Brooklyn Park, Minnesota facility for bottled product. We also have granulation and taste masking capabilities at our Eden Prairie facility. We believe that our production capacity will be adequate to meet our partners' needs for the foreseeable future.

RESEARCH AND DEVELOPMENT

        In addition to our clinical programs supporting our marketed products, our research and development efforts focus primarily on two therapeutic areas: disorders of the central nervous system and cancers. For many years, our research efforts targeted a family of CNS disorders termed "Neurodegenerative disorders," which include Alzheimer's and Parkinson's diseases, among others. These disorders are characterized by the death of neurons, the specialized conducting cells of the nervous system, which, in turn, results in the loss of certain functions such as memory and motor coordination. Cancers are characterized by the uncontrolled survival and proliferation of cells that form tumors. Our research has focused on an understanding of kinases, integral to cellular integrity, and the role they play in cellular proliferation and survival. We have coupled this knowledge by developing a library of novel, small, orally-active synthetic modulators of kinases that allows us to either enhance neuronal survival or induce cellular death. In addition, we have recently expanded our therapeutic and research interests and are exploring new therapeutic approaches in sleep medicine, psychiatry, pain, ADHD and cognition. While these efforts are in the early phases of discovery research, we expect them to provide a risk balanced, expanded pipeline of therapeutic opportunity in the future.

Neurodegenerative Diseases

        Within the category of CNS disorders, our research program in neurodegenerative diseases is our most advanced. The objective of this work is to discover therapies that will halt the progress of neurodegenerative disease. A growing body of evidence, substantiated by our own research findings, suggests that neuronal death is caused by a series of biochemical events that are themselves precipitated by the activation of intracellular signaling pathways. In addition, these intracellular signaling mechanisms are responsible for the inability of neurons to function normally which leads to clinical symptoms of disease. Our research has identified the stress activated protein kinase pathway as integral to the cell death process, identified the mixed lineage kinase family as integral to this process and has discovered proprietary compounds that are efficacious in pre-clinical models of degenerative disease. In addition, we are actively investigating other kinases involved in degenerative disease.

Oncology

        Our current oncology research program includes two main therapeutic targets: solid tumors, which are associated with a broad range of cancers, and hematological cancers, such as acute myeloid leukemia (AML).

        In normal tissues, cellular proliferation is balanced by cellular death. Generally, both processes are controlled in part by a class of molecules (known as growth factors) that bind to cell surface receptors (many of which are kinases). Kinases control the lifecycle of a cell by communicating when it should replicate, cease replication, perform its functions in a healthy state, or where appropriate, die. In cancer, normal mechanisms of cell death are blocked, allowing cells to escape their programmed death and leaving cell proliferation unchecked.

        Current cancer therapies are designed to arrest and kill rapidly dividing cells non-selectively. Thus, traditional chemotherapy and radiation therapy kill all rapidly dividing cells, including both normal and cancerous cells, and the benefits of these therapies are often limited by their toxicity to normal cells. We believe that by discovering the mechanisms blocking cell-death programs and developing compounds to inhibit those mechanisms, our researchers can deliver more selective therapies to the marketplace and reduce toxic side effects associated with current cancer treatments.

Solid Tumors

        Solid tumors account for roughly 80 to 90 percent of all cancers. Cancers of the lung, breast, colon, and prostate—each of which involves the formation and spread of tumors—are among the most prevalent and deadly forms of cancer. Given this broad impact, one of our current research efforts is the development of anti-angiogenic compounds for treatment of solid tumors. Angiogenesis, the natural process used by the human body to produce blood vessels, occurs as a pathological process in the development of solid tumors such as breast and lung cancers. All living organisms, including tumors, need blood vessels to supply nutrients to survive and grow.

        In studying the cell signaling pathways that regulate angiogenesis, in collaboration with Sanofi-Aventis, we have targeted a receptor family responsible for survival of individual capillary cells: a protein receptor kinase called VEGF. Our scientists have synthesized a number of proprietary, orally active molecules that are potent and selective inhibitors of the VEGF receptor. These molecules have been shown to inhibit the formation of blood vessels and thereby slow the growth of a variety of tumors in preclinical models.

        Our researchers also are investigating the Tie-2 receptor kinase as an anti-angiogenic target. The Tie-2 receptor kinase works in concert with VEGF receptor systems to form new blood vessels. Inhibition of this kinase may also become another important weapon used to fight tumor angiogenesis.

        From this research, a potential drug candidate has been identified incorporating both of these important mechanisms. Pre-clinical development activities are underway with the expectation of initiating human trials of this candidate in 2007.

Hematological Cancers

        Hematologic (blood) cancers such as leukemia, lymphoma and multiple myeloma continue to have a significant impact on human life. Hematologic cancers arise due to errors in the genetic information of an immature blood cell. As a consequence of these errors, the cell's development is arrested so that it does not mature further, but is instead replicated over and over again, resulting in a proliferation of abnormal blood cells that eventually crowd out and destroy normal blood cells.

        For patients suffering from AML, a malignant cancer that originates in the bone marrow cells, there is an uncontrolled proliferation of myeloid cells of the blood and bone marrow. The lack of normal white cells impairs the body's ability to fight infections. A shortage of platelets results in bruising and easy bleeding. According to the American Cancer Society, in 2005, an estimated 12,000 people in the United States will be diagnosed with AML, making it the most common form of adult leukemia and the second most common childhood leukemia.

        Our researchers, with our collaborators, found that in a subset of patients, their AML is caused by a mutation in a kinase called flt-3. Normally, flt-3 is involved in the growth and maturation of healthy blood cells. In AML patients with flt-3 mutations, the cell signaling pathways promote uncontrolled cell growth. Our compound, CEP-701, has been shown to block the signaling ability of the mutant flt-3 kinase in preclinical studies. We are currently conducting Phase 2 clinical trials with CEP-701, in combination with other therapies, to study its effect in patients suffering from AML.

        In addition, our researchers, in collaboration with Cell Therapeutics, are actively pursuing the development of novel inhibitors of the proteosome, a protease integral to normal cellular functioning. Clinical and pre-clinical studies provide a strong rationale for utility in hematological cancers. We have identified proprietary proteosome inhibitors that in preclinical models display greater efficacy and tolerability than currently available therapy and clinical investigations with at least one of these inhibitors are targeted for 2007.

Neurotrophic Factors

        Under a collaboration with Chiron Corporation that was terminated in February 2001, we conducted clinical trials using IGF-I, also known as MYOTROPHIN® (mecasermin) Injection, in patients in North America and Europe suffering from amyotrophic lateral sclerosis (ALS). ALS is a fatal disorder of the nervous system characterized by the chronic, progressive degeneration of motor neurons, which leads to muscle weakness, muscle atrophy and, eventually, to the patient's death. In February 1997, we submitted an NDA to the FDA for approval to market MYOTROPHIN in the United States for the treatment of ALS. In May 1998, the FDA issued a letter stating that the NDA was "potentially approvable," under certain conditions. We do not believe those conditions can be met without conducting an additional Phase 3 clinical study, and we have no plans to conduct such a study at this time. However, certain physicians have obtained governmental and non-governmental funding to be used to conduct such a study. We have agreed with these physicians to allow reference to our IND and have agreed to supply MYOTROPHIN in quantities sufficient for them to conduct the study in exchange for the right to use any clinical data generated by such study in support of FDA approval of our pending NDA. These physicians commenced the study in mid-2003 and enrollment was completed in August 2005. Even if positive, the results of this study may not be sufficient to obtain regulatory approval to market the product. Furthermore, we do not have a source for finished commercial supply of MYOTROPHIN in the event regulatory approval is obtained.

Other Discovery Research Efforts

        Since our inception, we have been engaged in research to discover innovative medicines. This research has resulted in the discovery of compounds that could potentially be useful in treating important clinical conditions beyond those for which we have active development programs. In these and other cases, we often seek to establish collaborative partnerships with companies whose clinical development and marketing capabilities will maximize the value of these discoveries. For example, we have collaboration with Euroscreen s.a. to discover and develop small molecule therapeutics targeting G-Protein Coupled Receptors, or GPCR, a family of receptors that play a major role in cell signaling. This collaboration strengthens our internal efforts to provide a more diverse therapeutic breadth and depth to our research efforts. In addition, we have taken advantage of our expertise in angiogenesis and have a collaboration with Bausch and Lomb for the intraocular administration of anti-angiogenic agents for the treatment of age-related macular degeneration. We also sponsor a number of external research collaborations with academic laboratories to compliment our internal expertise.

DRUG DELIVERY TECHNOLOGIES

        Drug delivery technologies have been developed for a variety of therapeutic compounds, improving safety, efficacy, ease of patient use and patient compliance. In addition, drug delivery technologies can be used to expand markets for existing products, as well as to develop new products. We have focused our research and development efforts on developing new product applications using two primary drug delivery technologies: Orally Disintegrating Tablet ("ODT") technologies and Oral Transmucosal ("OTM") technologies.

  ODT Technologies

        ODT technology has emerged as an important drug delivery technology that enables tablets to disintegrate quickly in the mouth without the use of water or chewing. ODT may improve compliance with a prescribed drug regimen, may improve dosing accuracy relative to liquid formulations and often is preferred by patients to conventional tablets and other formulations. Our two primary ODT technologies are OraSolv® and DuraSolv®. Our OraSolv technology incorporates taste masked active drug ingredients in orally disintegrating tablets. The low level of compaction pressure applied to OraSolv tablets allows higher porosity, faster disintegration time and larger amounts of taste masked active drug ingredients to be compressed into the tablets. The core U.S. patent for our OraSolv technology expires in 2010.

        Our DuraSolv technology uses higher compaction forces than OraSolv to produce orally disintegrating tablets incorporating active drug ingredients in a more durable orally disintegrating tablet. Due to their greater durability, DuraSolv tablets are easier to handle and package, and may cost less to produce and package. The core U.S. patent for our DuraSolv technology expires in 2018.

        In addition to our OraSolv and DuraSolv technologies, we continue to develop our LYOC technology to create ODT using freeze drying methods to manufacture tablets. We have a fully dedicated LYOC manufacturing site in Nevers, France, which we expect to expand to increase capacity. Once complete, we will have additional capacity for both in-house and third party manufacturing. We currently manufacture and sell several drugs in France using our LYOC technology, including SPASFON LYOC®, PARALYOC®, PROXALYOC®, and LOPERAMIDE LYOC®.

  OTM Technologies

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

CUSTOMERS

        Our principal customers are wholesale drug distributors. These customers comprise a significant part of the distribution network for all pharmaceutical products in the United States. Three large wholesale drug distributors, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, control a significant share of this network. These three wholesale customers, in the aggregate, accounted for 86% of our worldwide net sales for the year ended December 31, 2005. The loss or bankruptcy of any of these customers could have an adverse affect on our results of operation and financial condition.

        Over the past two years, our wholesaler customers, as well as others in the industry, began modifying their business models from arrangements where they derive profits from the management of various discounts and rebates, to arrangements where they charge a fee for their services. In connection with this new wholesaler business model, we finalized wholesaler service agreements in the third quarter of 2005 with our major wholesaler customers. These agreements obligate the wholesalers to provide us with periodic retail demand information and current inventory levels for our products held at their warehouse locations; additionally, the wholesalers have agreed to manage the variability of their purchases and inventory levels within specified limits based on product demand.

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

        As discussed in more detail above, our products face competition in the marketplace. We cannot be sure that we will be able to demonstrate the potential advantages of our products to prescribing physicians and their patients on an absolute basis and/or in comparison to other presently marketed products. We also need to demonstrate to physicians, patients and third party payers that the cost of our products is reasonable and appropriate in the light of their safety and efficacy, the price of competing products and the related health care benefits to the patient.

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

        In addition to the market exclusivity period under the Orphan Drug Act, the U.S. Drug Price Competition and Patent Term Restoration Act of 1984 permits a sponsor to apply for a maximum five-year extension of the term of a patent for a period of time following the initial FDA approval of an NDA for a New Chemical Entity ("NCE"). The statute specifically allows a patent owner acting with due diligence to extend the term of the patent for a period equal to one-half the period of time elapsed between the approval of the IND and the filing of the corresponding NDA, plus the period of time between the filing of the NDA and FDA approval, up to a maximum of five years of patent term extension. Any such extension, however, cannot extend the patent term beyond a maximum term of fourteen years following FDA approval and is subject to other restrictions. Additionally, under this statute, five years of marketing exclusivity is granted for the first approval of an NCE. During this period of exclusivity, sponsors generally may not file and the FDA may not approve an ANDA or a 505(b)(2) application for a drug product equivalent or identical to the NCE. An ANDA is the application form typically used by manufacturers seeking approval of a generic version of an approved drug. There is also a possibility that Congress will revise the underlying statute in the next few years, which may affect these provisions in ways that we cannot foresee. Additionally, the FDA regulates the labeling, storage, record keeping, advertising and promotion of prescription pharmaceuticals. Drug manufacturing establishments must register with the FDA and list their products with the FDA.

        The Controlled Substances Act imposes various registration, record-keeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products. A principal factor in determining the particular requirements of this act, if any, applicable to a product is its actual or potential abuse profile. A pharmaceutical product may be listed as a Schedule II, III, IV or V substance, with Schedule II substances considered to present the highest risk of substance abuse and Schedule V substances the lowest. Modafinil, the active drug substance in PROVIGIL, has been scheduled under the Controlled Substances Act as a Schedule IV substance. Schedule IV substances are allowed no more than five prescription refills during a six-month period and are subject to special handling procedures relating to the storage, shipment, inventory control and disposal of the product. Fentanyl, the active ingredient in ACTIQ and FEBT, is a Schedule II controlled substance. Schedule II substances are subject to even stricter handling and record keeping requirements and prescribing restrictions than Schedule III or IV products. In addition to federal scheduling, both PROVIGIL and ACTIQ are subject to state controlled substance regulation, and may be placed in more restrictive schedules than those determined by the U.S. Drug Enforcement Agency and FDA. However, to date, neither modafinil nor fentanyl has been placed in a more restrictive schedule by any state.

        In addition to the statutes and regulations described above, we also are subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other federal, state and local regulations.

LEGAL MATTERS

        For a summary of legal matters, see Note 12 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

EMPLOYEES

        As of December 31, 2005, we had a total of 2,895 full-time employees, of which 2,027 were employed in the United States and 868 were located at our various facilities in Europe. We believe that we have been successful in attracting skilled and experienced personnel; however, competition for such personnel is intense.

ITEM 1A.    RISK FACTORS

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

A significant portion of our anticipated 2006 revenues is derived from our U.S. products, and our future success will depend on the continued acceptance and growth of these products.

        For the year ended December 31, 2005, approximately 86% of our worldwide net sales were derived from sales of PROVIGIL, ACTIQ and GABITRIL. We cannot be certain that these products will continue to be accepted in their markets. Specifically, the following factors, among others, could affect the level of market acceptance of PROVIGIL, ACTIQ and GABITRIL:

  •
  a change in the perception of the healthcare community of their safety and efficacy, both in an absolute sense and relative to that of competing products;

  •
  the level and effectiveness of our sales and marketing efforts;

  •
  any unfavorable publicity regarding these products or similar products;

  •
  the price of the product relative to other competing drugs or treatments;

  •
  the entrance of generic competition to ACTIQ in late 2006;

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

        Our long-term prospects, particularly with respect to the growth of our future sales and earnings, depend to a large extent on our ability to obtain FDA approval for our near-term product candidates: NUVIGIL, SPARLON, FEBT, VIVITROL and GABITRIL for GAD. We do not know whether we or, in the case of VIVITROL, our partner, will succeed in obtaining final regulatory approval to market any of these products or what level of market acceptance these products may achieve. It is also possible that the sale of a generic version of ACTIQ by Barr in late 2006 could negatively impact sales of FEBT. For GABITRIL, we have not yet completed Phase 3 studies of the product for use in treating GAD. If the results of some of these additional studies are negative or adverse, this could undermine physician and patient comfort with the current product, limit its commercial success, and diminish its acceptance. Even if the results of these studies are positive, the impact on sales of GABITRIL may be minimal unless we are able to obtain regulatory approval to expand the authorized uses of this product. FDA regulations limit our ability to communicate the results of additional clinical studies to patients and physicians without first obtaining regulatory approval for any expanded uses.

We may not be able to maintain adequate protection for our intellectual property or market exclusivity for our key products and, therefore, competitors may develop competing products, which could result in a decrease in sales and market share, cause us to reduce prices to compete successfully and limit our commercial success.

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

        As of the filing date of this Annual Report on Form 10-K, we are aware of six ANDAs on file with the FDA for pharmaceutical products containing modafinil. Each of these ANDAs contains a Paragraph IV certification in which the ANDA applicant certified that the U.S. particle-size modafinil patent covering PROVIGIL either is invalid or will not be infringed by the ANDA product. In March 2003, we filed a patent infringement lawsuit in the U.S. District Court in New Jersey against four companies—Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals, Inc., Ranbaxy Laboratories Limited and Barr Laboratories, Inc.—based upon the ANDAs filed by each of these companies with the FDA seeking approval to market a generic form of modafinil. The lawsuit claimed infringement of our U.S. Patent No. RE37,516 ("the "516 Patent") which covers the pharmaceutical compositions and methods of treatment with the form of modafinil contained in PROVIGIL and which expires on October 6, 2014 (subject to a six-month extension to April 6, 2015 upon acceptance by the FDA of the pediatric study data submitted by us on December 21, 2005). We believe that these four companies were the first to file ANDAs with Paragraph IV certifications and thus are eligible for the 180-day exclusivity provided by the provisions of the Federal Food, Drug and Cosmetic Act.

        In late 2005 and early 2006, we announced that we had entered into settlement agreements with each of these four defendants. As part of these separate settlements, we agreed to grant to each of Teva, Mylan, Ranbaxy and Barr a non-exclusive royalty-bearing right to market and sell a generic version of PROVIGIL in the United States. These licenses will become effective in October 2011, unless we obtain a pediatric extension for PROVIGIL, which would permit entry by these firms in April 2012. An earlier entry may occur based upon the entry of another generic version of PROVIGIL. Each of these settlements has been filed with both the FTC and the Antitrust Division of the DOJ as required by the Medicare Modernization Act. The FTC has requested from us, and we have provided, certain information in connection with its review of the settlements. The FTC, the DOJ, or a private party could challenge in an administrative or judicial proceeding any or all of the settlements if they believe that the agreements violate the antitrust laws. If the settlements are challenged, there is no assurance that we could successfully defend against such challenge and, in that case, we could be subject to, among other things, damages, fines and possible invalidation of the settlement agreements.

        In early 2005, we also filed a patent infringement lawsuit in the U.S. District Court in New Jersey against Carlsbad Technology, Inc. based upon the Paragraph IV ANDA filed related to modafinil that Carlsbad filed with the FDA. Carlsbad has asserted counterclaims for non-infringement of the "516 Patent and invalidity of the "516 Patent. Carlsbad also has asserted a counterclaim for non-infringement of our U.S. Patent No. 4,927,855 (which we have not asserted against Carlsbad). We have moved to dismiss all of Carlsbad's counterclaims; Carlsbad has opposed the motion, and a decision is pending. Discovery in this action has only recently commenced. This ongoing litigation with Carlsbad is unaffected by each of the settlement agreements we have signed with Teva, Mylan, Ranbaxy and Barr.

        In late November 2005, we received notice that Caraco Pharmaceutical Laboratories, Ltd. also filed a Paragraph IV ANDA with the FDA seeking to market a generic form of PROVIGIL. We have not filed a patent infringement lawsuit against Caraco to date.

ACTIQ

        With respect to ACTIQ, we hold an exclusive license to U.S. patents covering the currently marketed compressed powder pharmaceutical composition and methods for administering fentanyl via this composition that are set to expire in September 2006. If we are successful in our efforts to complete a clinical study of ACTIQ in pediatric patients prior to September 2006, the FDA could grant us six months of exclusivity beyond this September 2006 patent expiration. Corresponding patents in foreign countries are set to expire between 2009 and 2010. Our patent protection with respect to the ACTIQ formulation we sold prior to June 2003 expired in May 2005.

        In February 2006, we announced that we had agreed to settle with Barr our pending patent infringement dispute in the United States related to Barr's ANDA filed with the FDA seeking to sell a generic version of ACTIQ. Under the settlement, we will grant Barr an exclusive royalty bearing right to market and sell a generic version of ACTIQ in the United States, effective on December 6, 2006. This license could become effective prior to December 6, 2006 if we receive final FDA approval of FEBT before this date or if we have not received a pediatric extension of exclusivity for ACTIQ. The entry of Barr with a generic form of ACTIQ likely will significantly and negatively impact future ACTIQ sales.

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

  •
  criminal prosecution.

        In September 2004, we announced that we had received subpoenas from the U.S. Attorney's Office in Philadelphia. That same month, we received a voluntary request for information from the Office of the Connecticut Attorney General. Both the subpoenas and the voluntary request for information appear to be focused on Cephalon's sales and promotional practices with respect to ACTIQ, GABITRIL and PROVIGIL, including the extent of off-label prescribing of our products by physicians. We are cooperating with the U.S. Attorney's Office and the Office of the Connecticut Attorney General and are providing documents and other information to both offices in response to these and additional requests. These matters may involve the bringing of criminal charges and fines, and/or civil penalties. We cannot predict or determine the outcome of these matters or reasonably estimate the amount or range of amounts of any fines or penalties that might result from an adverse outcome. However, an adverse outcome could have a material adverse effect on our financial position, liquidity and results of operations.

        It is both costly and time-consuming for us to comply with these inquiries and with the extensive regulations to which we are subject. Additionally, incidents of adverse drug reactions, unintended side effects or misuse relating to our products could result in additional regulatory controls or restrictions, or even lead to withdrawal of a product from the market.

        With respect to our product candidates, we conduct research, preclinical testing and clinical trials, each of which requires us to comply with extensive government regulations. We cannot market these product candidates or these new indications in the United States or other countries without receiving approval from the FDA or the appropriate foreign medical authority. The approval process is highly uncertain and requires substantial time, effort and financial resources. Ultimately, we may never obtain approval in a timely manner, or at all. Without these required approvals, our ability to substantially grow revenues in the future could be adversely affected.

        In addition, because our products PROVIGIL and ACTIQ and our product candidates SPARLON, NUVIGIL and FEBT contain active ingredients that are controlled substances, we are subject to regulation by the DEA and analogous foreign organizations relating to the manufacture, shipment, sale and use of the applicable products. These regulations also are imposed on prescribing physicians and other third parties, making the storage, transport and use of such products relatively complicated and expensive. With the increased concern for safety by the FDA and the DEA with respect to products containing controlled substances and the heightened level of media attention given to this issue, it is possible that these regulatory agencies could impose additional restrictions on marketing or even withdraw regulatory approval for such products. In addition, adverse publicity may bring about a rejection of the product by the medical community. If the DEA, FDA or a foreign medical authority withdrew the approval of, or placed additional significant restrictions on the marketing of any of our products, our ability to promote our products and product sales could be substantially affected.

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

        For certain of our products and near-term product candidates in the United States and abroad, we depend upon single sources for the manufacture of both the active drug substances contained in our products and for finished commercial supplies. The process of changing or adding a manufacturer or changing a formulation requires prior FDA and/or European medical authority approval and is very time-consuming. If we are unable to manage this process effectively or if an unforeseen event occurs at any facility, we could face supply disruptions that would result in significant costs and delays, undermine goodwill established with physicians and patients, damage commercial prospects for our products and adversely affect operating results.

        With respect to VIVITROL, Alkermes is obligated to provide to us finished commercial supplies of the product under the terms of a supply agreement. While Alkermes has manufactured VIVITROL in small quantities for use in clinical trials, we cannot be sure that they will be able to successfully manufacture VIVITROL at a commercial scale in a timely or economical manner, or at all, if the product is approved by the FDA. If Alkermes is unable to successfully increase its manufacturing scale or capacity, the commercial launch of VIVITROL could be delayed or there could be a shortage in supply of the product, either of which could harm the commercial prospects for the product. In addition, Alkermes is responsible for the entire supply chain for VIVITROL, including the sourcing of raw materials and active pharmaceutical agents from third parties. Alkermes has no previous experience in managing a complex, cGMP supply chain and issues with its supply sources could impair its ability to supply VIVITROL under the supply agreement and have a material adverse effect on our commercial prospects for VIVITROL.

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

        The administration of drugs to humans, whether in clinical trials or commercially, can result in product liability claims whether or not the drugs are actually at fault for causing an injury. Furthermore, our products may cause, or may appear to have caused, adverse side effects (including death) or potentially dangerous drug interactions that we may not learn about or understand fully until the drug has been administered to patients for some time. As our products are used more widely and in patients with varying medical conditions, the likelihood of an adverse drug reaction, unintended side effect or incidence of misuse may increase. Product liability claims can be expensive to defend and may result in large judgments or settlements against us, which could have a negative effect on our financial performance. The cost of product liability insurance has increased in recent years, and the availability of coverage has decreased. Nevertheless, we maintain product liability insurance in amounts we believe to be commercially reasonable but which would be unlikely to cover the potential liability associated with a significant unforeseen safety issue. Any claims could easily exceed our current coverage limits. Even if a product liability claim is not successful, the adverse publicity and time and expense of defending such a claim may interfere with our business.

Our product sales and related financial results will fluctuate, and these fluctuations may cause our stock price to fall, especially if investors do not anticipate them.

        A number of analysts and investors who follow our stock have developed models to attempt to forecast future product sales and expenses, and have established earnings expectations based upon those models. These models, in turn, are based in part on estimates of projected revenue and earnings that we disclose publicly. Forecasting future revenues is difficult, especially when we only have a few years of commercial history and when the level of market acceptance of our products is changing rapidly. As a result, it is reasonably likely that our product sales will fluctuate to an extent, which may not meet with market expectations and which also may adversely affect our stock price. There are a number of other factors that could cause our financial results to fluctuate unexpectedly, including:

  •
  cost of product sales;

  •
  achievement and timing of research and development milestones;

  •
  collaboration revenues;

  •
  cost and timing of clinical trials, regulatory approvals and product launches;

  •
  marketing and other expenses;

  •
  manufacturing or supply disruptions; and

  •
  costs associated with the operations of recently-acquired businesses and technologies.

We may be unable to repay our substantial indebtedness and other obligations.

        During the fourth quarter of 2005, our 2.0% Notes became convertible and, in January 2006, our 2008 and 2010 Zero Coupon Notes also became convertible. As a result, the 2.0% Notes have been classified as a current liability on our balance sheet as of December 31, 2005 (see Note 9 of our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for summary of our convertible debt, note hedges and call warrants) and, as of the filing date of this report, our Zero Coupon Notes are now also considered to be current liabilities. All of our convertible notes are presently convertible and, under the terms of the indentures governing the notes, we are obligated to repay in cash and common stock the aggregate principal balance of any such notes presented for conversion. As of the filing date of this report, we do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time. If we do not have sufficient funds available to repay the principal balance of notes presented for conversion, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

Our research and development and marketing efforts are often dependent on corporate collaborators and other third parties who may not devote sufficient time, resources and attention to our programs, which may limit our efforts to develop and market potential products.

        To maximize our growth opportunities, we have entered into a number of collaboration agreements with third parties. For example, in the United States, we are party to an agreement with McNeil Consumer & Specialty Pharmaceuticals Division of McNeil-PPC, Inc. under which McNeil will co-promote SPARLON, our proprietary pediatric formulation of modafinil for ADHD, for up to three years following the commercial launch of the product, if approved by FDA. Our ability to successfully commercialize SPARLON will depend to a significant degree on the efforts of our partner. If McNeil fails to meet its obligations under the co-promotion agreement, is ineffective in its efforts, or determines to terminate the agreement prior to the end of its term, the launch and subsequent marketing of SPARLON could be materially and negatively impacted. Additionally, if McNeil elects to terminate the agreement early as provided for by the agreement, we may be unsuccessful in our efforts to hire the McNeil sales representatives, as permitted under the agreement, or in our efforts to promote SPARLON on our own.

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

        In certain foreign markets, pricing or profitability of pharmaceutical products is subject to various forms of direct and indirect governmental control, including the control over the amount of reimbursements provided to the patient who is prescribed specific pharmaceutical products. For example, we are aware of governmental efforts in France to limit or eliminate reimbursement for some of our products, particularly SPASFON and FONZYLANE, which could impact revenues from our French operations.

        In the United States, there have been, and we expect there will continue to be, various proposals to implement similar controls. The commercial success of our products could be limited if federal or state governments adopt any such proposals. In addition, in the United States and elsewhere, sales of pharmaceutical products depend in part on the availability of reimbursement to the consumer from third party payers, such as government and private insurance plans. These third party payers are increasingly utilizing their significant purchasing power to challenge the prices charged for pharmaceutical products and seek to limit reimbursement levels offered to consumers for such products. Moreover, many governments and private insurance plans have instituted reimbursement schemes that favor the substitution of generic pharmaceuticals for more expensive brand-name pharmaceuticals. In the United States in particular, generic substitution statutes have been enacted in virtually all states and permit or require the dispensing pharmacist to substitute a less expensive generic drug instead of an original branded drug. These third party payers could focus their cost control efforts on our products, especially with respect to prices of and reimbursement levels for products prescribed outside their labeled indications. In these cases, their efforts could negatively impact our product sales and profitability.

        On January 1, 2006, the U.S. Department of Health & Human Services began implementing Medicare Part D in accordance with the Medicare Modernization Act. Under this plan, voluntary prescription drug coverage, subsidized by Medicare, is offered to over 40 million Medicare beneficiaries through competing private prescription drug plans (PDPs) and Medicare Advantage (MA) plans. We cannot predict the potential impact that this program will have on our business, as it is not clear how the law will be implemented by regulators or received by consumers and physicians. While the overall usage of pharmaceuticals may increase as the result of the expanded access to prescription drugs afforded under Medicare Part D, this may be offset by reduced pharmaceutical prices resulting from limited coverage of particular products in a therapeutic category and the enhanced purchasing power of the Medicare Part D plan sponsors. In addition, it is unclear what impact this legislation will have on the pricing, rebates and discounts for our products.

We experience intense competition in our fields of interest, which may adversely affect our business.

        Large and small companies, academic institutions, governmental agencies and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for product development in competition with us. Products developed by any of these entities may compete directly with those we develop or sell. In addition, ACTIQ will face generic competition in late 2006.

        The conditions that our products treat, and some of the other disorders for which we are conducting additional studies, are currently treated with many drugs, several of which have been available for a number of years or are available in inexpensive generic forms. With respect to PROVIGIL, and, if approved, NUVIGIL, there are several other products used for the treatment of excessive sleepiness or narcolepsy in the United States, including methylphenidate products such as RITALIN® by Novartis, and in our other territories, many of which have been available for a number of years and are available in inexpensive generic forms. If we are successful in obtaining final FDA approval of SPARLON, we will face well established and intense competition from stimulants such as RITALIN® by Novartis, STRATERRA® by Eli Lilly, and CONCERTA® by McNeil, as well as from amphetamines such as DEXEDRINE® by GlaxoSmithKline and ADDERALL® by Shire. With respect to ACTIQ and, if approved, FEBT, we face competition from numerous short-and long-acting opioid products, including three products—Johnson & Johnson's DURAGESIC® and Purdue Pharmaceutical's OXYCONTIN® and MS-CONTIN®—that dominate the market. In addition, we are aware of numerous other companies developing other technologies for rapidly delivering opioids to treat breakthrough pain, including transmucosal, transdermal, nasal spray and inhaled delivery systems, among others, that will compete against ACTIQ and, if approved, FEBT. With respect to GABITRIL, there are several products, including NEURONTIN® (gabapentin) by Pfizer, used as adjunctive therapy for the partial seizure market. In addition, several treatments for partial seizures are available in inexpensive generic forms. If we are successful in our efforts to expand the label of GABITRIL to include anxiety disorders, we will face significant competition from well-established Selective Serotonin Reuptake Inhibitor products such as Paxil®, Effexor XR® and Lexapro®. With respect to TRISENOX, the pharmaceutical market for the treatment of patients with relapsed or refractory APL is served by a number of available therapeutics, particularly those that are indicated for the treatment of hematologic cancers, such as THALOMID® by Celgene and VELCADE® by Millennium Pharmaceuticals. For all of our products, we need to demonstrate to physicians, patients and third party payers that the cost of our products is reasonable and appropriate in the light of their safety and efficacy, the price of competing products and the related health care benefits to the patient.

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

        As part of our efforts to acquire businesses or to enter into other significant transactions, we conduct business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction. Despite our efforts, we ultimately may be unsuccessful in ascertaining or evaluating all such risks and, as a result, we might not realize the intended advantages of the acquisition. If we fail to realize the expected benefits from acquisitions we may consummate in the future, whether as a result of unidentified risks, integration difficulties, regulatory setbacks or other events, our business, results of operations and financial condition could be adversely affected. For example, in connection with our recent acquisitions of Zeneus, Salmedix and TRISENOX and the license and collaboration agreement with Alkermes, we estimated the values of these transactions by making certain assumptions about, among other things, likelihood of regulatory approval for unapproved products and the market potential for each of the marketed products and the product candidates. Ultimately, our assumptions may prove to be incorrect, which could cause us to fail to realize the anticipated benefits of these transactions.

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

        We must consolidate and integrate the operations of acquired businesses with our business. During the past year, we completed the acquisitions of Zeneus and Salmedix, purchased assets related to TRISENOX, entered into a license agreement with Alkermes for VIVITROL, and executed a co-promotion agreement with McNeil for SPARLON. Integration efforts often take a significant amount of time, place a significant strain on our managerial, operational and financial resources and could prove to be more difficult and expensive than we predicted. The diversion of our management's attention and any delays or difficulties encountered in connection with these recent acquisitions, any future acquisitions we may consummate, could result in the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that could negatively affect our ability to maintain relationships with customers, suppliers, employees and others with whom we have business dealings.

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

        The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future. For example, from January 1, 2005 through February 28, 2006 our common stock traded at a high price of $80.93 and a low price of $37.35. Negative announcements, including, among others:

  •
  adverse regulatory decisions;

  •
  disappointing clinical trial results;

  •
  disputes and other developments concerning our patents or other proprietary products; or

  •
  sales or operating results that fall below the market's expectations could trigger significant declines in the price of our common stock. In addition, external events, such as news concerning economic conditions, our competitors or our customers, changes in government regulations impacting the biotechnology or pharmaceutical industries or the movement of capital into or out of our industry, also are likely to affect the price of our common stock, regardless of our operating performance.

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

        In early 2006, we implemented a new worldwide financial reporting system that requires changes to certain aspects of our existing system of internal control over financial reporting. Due to the number of controls to be examined, both with respect to the new reporting system and our other internal controls over financial reporting, the complexity of these projects, and the subjectivity involved in determining the effectiveness of controls, we cannot be certain that, in the future, all of our controls will continue to be considered effective by management or, if considered effective by our management, that our auditors will agree with such assessment.

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

        Historically, a portion of our revenues and expenses has been earned and incurred, respectively, in currencies other than the U.S. dollar. For the year ended December 31, 2005, approximately 14.7% of our revenues were denominated in currencies other than the U.S. dollar. In 2006, we expect this percentage to increase as a result of the Zeneus acquisition. We translate revenues earned and expenses incurred into U.S. dollars at the average exchange rate applicable during the relevant period. A weakening of the U.S. dollar would, therefore, increase both our revenues and expenses. Fluctuations in the rate of exchange between the U.S. dollar and the euro and other currencies may affect period-to-period comparisons of our operating results. Historically, we have not hedged our exposure to these fluctuations in exchange rates.

Our customer base is highly concentrated.

        Our principal customers are wholesale drug distributors. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. Three large wholesale distributors, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, control a significant share of this network. These three wholesaler customers, in the aggregate, accounted for 86% of our worldwide net sales for the year ended December 31, 2005. Fluctuations in the buying patterns of these customers, which may result from seasonality, wholesaler buying decisions or other factors outside of our control, could significantly affect the level of our net sales on a period to period basis. Because of this, the amounts purchased by these customers during any quarterly or annual period may not correlate to the level of underlying demand evidenced by the number of prescriptions written for such products, as reported by IMS Health Incorporated. Furthermore, the loss or bankruptcy of any of these customers could materially and adversely affect our results of operations and financial condition.

We are involved, or may become involved in the future, in legal proceedings that, if adversely adjudicated or settled, could materially impact our financial condition.

        As a biopharmaceutical company, we are or may become a party to litigation in the ordinary course of our business, including, among others, matters alleging employment discrimination, product liability, patent or other intellectual property rights infringement, patent invalidity or breach of commercial contract. In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could significantly impact results of operations and financial condition. We currently are vigorously defending ourselves against certain litigation matters in addition to those matters specifically described in Note 12 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. While we currently do not believe that the settlement or adverse adjudication of these other litigation matters would materially impact our results of operations or financial condition, the final resolution of these matters and the impact, if any, on our results of operations, financial condition or cash flows is unknown but could be material.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We lease our corporate headquarters, which is located in Frazer, Pennsylvania and consists of approximately 190,000 square feet of administrative office space. We own approximately 160,000 square feet of research and office space in West Chester, Pennsylvania, at the site of our former corporate headquarters. We also lease approximately 154,000 square feet of office, administrative, research and warehouse space that is near our Frazer and West Chester facilities. In Salt Lake City, Utah, we house administrative, research, manufacturing and warehousing operations in approximately 123,000 square feet that we lease. In addition, we are completing construction of a 193,000 square feet facility located on approximately 20 acres of property adjoining our current facilities in Salt Lake City, which we plan to begin using in the second half of 2006 for shipping and receiving, quality control and packaging. At our CIMA LABS facilities in Eden Prairie and Brooklyn Park, Minnesota, we own approximately 200,000 square feet of space, most of which is dedicated to our manufacturing and warehousing operations.

        We lease office space for our European operations in the U.K. as well as space for our satellite offices in a number of major European countries. In France, we own administrative facilities, an executive and development facility, a manufacturing facility, a packaging facility and various warehouses totaling approximately 326,000 square feet. We also lease the site of our other manufacturing facility in France totaling approximately 29,000 square feet. We believe that our current facilities are adequate for our present purposes.

ITEM 3.    LEGAL PROCEEDINGS

        The information set forth in Note 12 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We did not submit any matters to the vote of security holders during the fourth quarter of 2005.

Executive Officers of the Registrant

        The names, ages and positions held by our executive officers as of the filing date of this Annual Report on Form 10-K are as follows:

Name	Age	Position
Frank Baldino, Jr., Ph.D.	52	Chairman and Chief Executive Officer
Paul Blake, F.R.C.P.	58	Executive Vice President, Worldwide Medical and Regulatory Operations
J. Kevin Buchi	50	Executive Vice President and Chief Financial Officer
Peter E. Grebow, Ph.D.	59	Executive Vice President, Worldwide Technical Operations
John E. Osborn	48	Executive Vice President, General Counsel and Secretary
Robert P. Roche, Jr.	50	Executive Vice President, Worldwide Pharmaceutical Operations
Carl A. Savini	56	Executive Vice President and Chief Administrative Officer
Jeffry L. Vaught, Ph.D.	55	Executive Vice President and President, Research and Development

        All executive officers are elected by the Board of Directors to serve in their respective capacities until their successors are elected and qualified or until their earlier resignation or removal.

        Dr. Baldino founded Cephalon and has served as Chief Executive Officer and a director since its inception. He was appointed Chairman of the Board of Directors in December 1999. Dr. Baldino received his Ph.D. degree from Temple University, holds several adjunct academic appointments and is a trustee of Temple University. Dr. Baldino currently serves as a director of Pharmacopeia, Inc., a developer of proprietary technology platforms for pharmaceutical companies, Acusphere, Inc., a specialty pharmaceutical company, NicOx S.A., a company engaged in the research, development and commercialization of nitric oxide therapeutics and, until May 2006, ViroPharma, Inc., a biopharmaceutical company.

        Dr. Blake joined Cephalon in March 2001, and since February 2005, has served as Executive Vice President, Worldwide Medical and Regulatory Operations. From 1999 to 2001, Dr. Blake served as Chief Medical Officer for MDS Proteomics Inc., a Canadian health and life sciences company. From 1998 to 1999, he served as President and Chief Executive Officer of Proliance Pharmaceuticals, Inc., a drug development company. Prior to that, he spent six years with SmithKline Beecham Pharmaceuticals (currently, GlaxoSmithKline), most recently as Senior Vice President and Medical Director. Dr. Blake received his medical degree from London University, Royal Free Hospital and completed his clinical training in Internal Medicine and Cardiology. Dr. Blake is a fellow of the Royal College of Physicians (UK), a fellow of the Faculty of Pharmaceutical Medicine and a fellow of the American College of Clinical Pharmacology. He also serves on the board of directors of Protez Pharmaceuticals, a privately-held anti-infective discovery company, and ViaCell, Inc., a publicly-traded biotechnology company.

        Mr. Buchi joined Cephalon in March 1991 and since February 2006, he has held the position of Executive Vice President and Chief Financial Officer. From April 1996 through January 2006, Mr. Buchi was Senior Vice President and Chief Financial Officer, and he held several financial positions with the Company prior to April 1996. Between 1985 and 1991, Mr. Buchi served in a number of financial positions with E.I. du Pont de Nemours and Company. Mr. Buchi received a master of management degree from the J.L. Kellogg Graduate School of Management, Northwestern University in 1982. Mr. Buchi serves as a member of the board of directors of Lorus Therapeutics Inc., a publicly-traded Canadian biotechnology company, and Encysive Pharmaceuticals Inc., a publicly-traded pharmaceutical company.

        Dr. Grebow joined Cephalon in January 1991, and since February 2005 has served as Executive Vice President, Worldwide Technical Operations. Dr. Grebow also has served as Senior Vice President, Worldwide Technical Operations, Senior Vice President, Business Development, and Vice President, Drug Development. From 1988 to 1990, Dr. Grebow served as Vice President of Drug Development for Rorer Central Research, a division of Rhone-Poulenc Rorer Pharmaceuticals Inc., a pharmaceutical company. Dr. Grebow received a Ph.D. in chemistry from the University of California, Santa Barbara.

        Mr. Osborn joined Cephalon in March 1997 and was appointed Senior Vice President, General Counsel and Secretary in 1998, and Executive Vice President in 2006. From 1992 to 1997, Mr. Osborn was employed by The DuPont Merck Pharmaceutical Company, most recently as Vice President and Associate General Counsel. Prior to that, he served in the George H.W. Bush administration with the U.S. Department of State, practiced corporate law in Boston with the firm of Hale and Dorr, and clerked for a U.S. Court of Appeals judge. He holds a visiting research appointment in politics at Princeton University, and has been elected to membership in the American Law Institute and the Council on Foreign Relations. Mr. Osborn is a member of the board of governors of the East-West Center in Honolulu, an education and research organization established by the U.S. Congress to study the Asia Pacific region and its relationship with the United States. He also serves as a member of the board of directors of Incept BioSystems, Inc., a privately-held biomedical device company in Ann Arbor, Michigan. Mr. Osborn earned a law degree from the University of Virginia and a master's degree in international public policy from The Johns Hopkins University.

        Mr. Roche joined Cephalon in January 1995 and has served as Executive Vice President, Worldwide Pharmaceutical Operations since February 2005. From November 2000 to February 2005, Mr. Roche was Senior Vice President, Pharmaceutical Operations. In June 1999, he was appointed to Senior Vice President of Sales and Marketing, and prior to that was Vice President, Sales and Marketing. Previously, Mr. Roche served as Director and Vice President, Worldwide Strategic Product Development, for SmithKline Beecham's central nervous system and gastrointestinal products business, and held senior marketing and management positions with that company in the Philippines, Canada and Spain. Mr. Roche serves as a member of the board of directors of LifeCell Corporation, a publicly-traded biotechnology company. Mr. Roche graduated from Colgate University and received a master of business administration degree from The Wharton School, University of Pennsylvania.

        Mr. Savini joined Cephalon in June 1993, was appointed Senior Vice President in 1999, and has served as Executive Vice President and Chief Administrative Officer since February 2006. Mr. Savini has served in various capacities with the Company, including Senior Vice President, Administration and Senior Vice President, Human Resources. From 1983 to 1993, Mr. Savini was employed by Bristol-Myers Squibb Company and from 1981 to 1983 he was employed by Johnson & Johnson's McNeil Pharmaceuticals. Mr. Savini graduated from The Pennsylvania State University and received a master of business administration degree from La Salle College.

        Dr. Vaught joined Cephalon in August 1991, and since that time has been responsible for directing Cephalon's research operations. He currently serves as Executive Vice President and President, Research and Development. Prior to joining Cephalon, Dr. Vaught was employed by the R. W. Johnson Pharmaceutical Research Institute, a subsidiary of Johnson & Johnson. Dr. Vaught received a Ph.D. in pharmacology from the University of Minnesota.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is quoted on the NASDAQ National Market under the symbol "CEPH." The following table sets forth the range of high and low sale prices for the common stock as reported on the NASDAQ National Market for the periods indicated below.

	High	Low
2004
First Quarter	$60.98	$48.10
Second Quarter	60.10	50.54
Third Quarter	54.96	41.58
Fourth Quarter	51.73	44.68
2005
First Quarter	$52.24	$45.44
Second Quarter	47.54	37.35
Third Quarter	48.75	38.24
Fourth Quarter	66.92	43.50

        As of March 3, 2006 there were 553 holders of record of our common stock. On March 3, 2006, the last reported sale price of our common stock as reported on the NASDAQ National Market was $82.49 per share.

        We have not paid any dividends on our common stock since our inception and do not anticipate paying any dividends on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities

Period	Total Number of Shares of Common Stock Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Stock that May Yet Be Purchased Under the Plans or Programs
October 1–31, 2005	—	—	—	—
November 1–30, 2005	—	—	—	—
December 1–31, 2005	38,800	$56.76	—	—

Total	38,800	$56.76	—	—

(1)
Consists entirely of shares repurchased from employees. Under the terms of the 2004 Equity Compensation Plan, employees may elect to have shares withheld to satisfy income tax withholding obligations due upon vesting of a restricted stock award. Such repurchases are not part of a publicly announced plan or program.

(2)
Price paid per share is a weighted average based on the closing price of our common stock on the various vesting dates.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of

December 31, 2005, including the 1987 Stock Option Plan (which expired in 1997) (the "1987 Plan"), the 2004 Equity Compensation Plan (the "2004 Plan") and the 2000 Equity Compensation Plan for Employees and Key Advisors (the "2000 Plan").

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	(c) Number of Securities Remaining Available for Future Issuance (Excludes Securities Reflected in Column (a))(2)
Equity compensation plans approved by stockholders	6,635,866	(3)	$42.85	156,744
Equity compensation plans not approved by stockholders(4)	3,880,175		$56.66	203,500

Total	10,516,041		$47.94	360,244

(1)
The foregoing does not include options assumed under the Anesta Corp. 1993 Stock Option Plan (the "Anesta Plan") as a result of our acquisition of Anesta Corp. in 2000. As of December 31, 2005, there were 64,438 shares of common stock subject to outstanding options under the Anesta Plan, with a weighted average exercise price of these options of $28.66 per share. No additional shares are reserved for issuance under the Anesta Plan.

(2)
The 2004 Plan permits our Board of Directors or the Stock Option and Compensation Committee of our Board to award stock awards to participants. Up to 12,409 of the securities remaining available for issuance under equity compensation plans approved by stockholders may be issued as restricted stock awards. Restricted stock awards are not permitted to be made under the terms of the 2000 Plan.

(3)
Includes awards covering 624,575 shares of unvested restricted stock that are outstanding under the 2004 Plan. Also includes 31,860 shares to be issued upon exercise of outstanding options granted under the 1987 Plan. There are no securities that remain available for grant under the 1987 Plan.

(4)
Issued under the 2000 Plan, which does not require the approval of, and has not been approved by, Cephalon stockholders.

2000 Equity Compensation Plan for Employees and Key Advisors

        On December 13, 2000, our Board of Directors adopted the 2000 Plan. The 2000 Plan has been amended several times since its adoption, with the most recent amendment to the 2000 Plan on July 25, 2002. The 2000 Plan provides that options may be granted to our employees who are not officers or directors of Cephalon and consultants and advisors who perform services for Cephalon. At the time of its initial approval, the 2000 Plan was not submitted to, nor was it required to be submitted to, our stockholders for approval. Amendments to the 2000 Plan, including amendments increasing the number of shares of Common Stock reserved for issuance under the 2000 Plan, also did not require approval of the Company's stockholders. In light of changes to the NASDAQ shareholder approval requirements for stock option plans, our Board of Directors has decided that it will not further increase the number of shares authorized for issuance under the 2000 Plan, but will continue to use any shares authorized for issuance under the 2000 Plan for future grants until the 2000 Plan expires according to its terms in 2010.

        The purpose of the 2000 Plan is to promote our success by linking the personal interests of our non-executive employees and consultants and advisors to those of our stockholders and by providing participants with an incentive for outstanding performance. The 2000 Plan currently authorizes the granting of "non-qualified stock options" ("NQSOs") only. The 2000 Plan is administered and interpreted by the Compensation Committee of the Board of Directors. The Compensation Committee determines the individuals who will receive a NQSO grant under the 2000 Plan, the number of shares of Common Stock subject to the NQSO, the period during which the NQSO becomes exercisable, the term of the NQSO (but not to exceed 10 years from the date of grant) and the other terms and conditions of the NQSO consistent with the terms of the 2000 Plan. All of the NQSOs that are currently outstanding under the 2000 Plan become exercisable ratably over a four-year period beginning on the date of grant and expire ten years from the date of grant. The exercise price of a NQSO granted under the 2000 Plan will be determined by the Compensation Committee, but may not be less than the fair market value of the underlying stock on the date of grant. A grantee may exercise a NQSO granted under the 2000 Plan by delivering notice of exercise to the Compensation Committee and pay the exercise price (i) in cash, (ii) with approval of the Compensation Committee, by delivering shares of Common Stock already owned by the grantee and having a fair market value on the date of exercise equal to the exercise price, or through attestation to ownership of such shares, or (iii) through such other method as the Compensation Committee may approve. In the event of a "Corporate Transaction," (e.g., a merger in which 50% or more of the common stock is transferred to a third party), all outstanding stock options will automatically accelerate and become immediately exercisable, subject to certain limitations.

        The Board of Directors has the authority to amend or terminate the 2000 Plan at any time without stockholder approval. The 2000 Plan will terminate on December 12, 2010, unless it is terminated earlier or extended by the Board of Directors. No amendment or termination of the 2000 Plan may adversely affect any option previously granted under the 2000 Plan without the written consent of the participant, unless required by applicable law.

ITEM 6. SELECTED FINANCIAL DATA

        We completed the acquisitions of issued share capital of Zeneus Holdings Limited on December 22, 2005, substantially all assets related to the TRISENOX injection business from CTI and CTI Technologies, Inc., a wholly-owned subsidiary of CTI on July 18, 2005, outstanding capital stock of Salmedix, Inc. on June 14, 2005 and the outstanding shares of capital stock of CIMA LABS on August 12, 2004. These acquisitions have been accounted for either as business combinations or asset purchases.

	Year Ended December 31,
(In thousands, except per share data) Statement of operations data:
	2005	2004	2003	2002	2001
Sales	$1,156,518	$980,375	$685,250	$465,943	$226,132
Other revenues	55,374	35,050	29,557	40,954	35,863

Total revenues	1,211,892	1,015,425	714,807	506,897	261,995
Acquired in-process research and development	(366,815)	(185,700)	—	—	(20,000)
Debt exchange expense	—	(28,230)	—	—	(52,444)
Write-off of deferred debt issuance costs	(27,109)	—	—	—	—
Impairment charges	(20,820)	(30,071)	—	—	—
Income tax benefit (expense), net	70,164	(45,629)	(46,456)	112,629	—
Income (loss) before cumulative effect of a change in accounting principle	$(174,954)	$(73,813)	$83,858	$175,062	$(55,484)
Cumulative effect of a change in accounting principle	—	—	—	(3,534)	—

Net income (loss)	(174,954)	(73,813)	83,858	171,528	(55,484)
Dividends on convertible exchangeable preferred stock	—	—	—	—	(5,664)

Net income (loss) applicable to common shares	$(174,954)	$(73,813)	$83,858	$171,528	$(61,148)

Basic income (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle	$(3.01)	$(1.31)	$1.49	$3.14	$(1.27)
Cumulative effect of a change in accounting principle	—	—	—	(.06)	—

	$(3.01)	$(1.31)	$1.49	$3.08	$(1.27)

Weighted average number of common shares outstanding	58,051	56,489	55,560	55,104	48,292

Diluted income (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle	$(3.01)	$(1.31)	$1.42	$2.82	$(1.27)
Cumulative effect of a change in accounting principle	—	—	—	(.05)	—

	$(3.01)	$(1.31)	$1.42	$2.77	$(1.27)

Weighted average number of common shares outstanding—assuming dilution	58,051	56,489	64,076	66,856	48,292

	As of December 31,
(In thousands) Balance sheet data:
	2005	2004		2003	2002	2001
Cash, cash equivalents and investments	$484,090	$791,676		$1,155,163	$582,688	$603,884
Total assets	2,819,206	2,396,922	*	2,381,656	1,689,090	1,446,408
Long-term debt	763,097	1,284,410		1,409,417	860,897	866,589
Accumulated deficit	(570,072)	(395,118)		(321,305)	(405,163)	(576,691)
Stockholders' equity	612,171	830,044		770,370	642,585	398,731

*
Certain reclassifications of prior year amounts have been made to conform to the presentation for the year ended December 31, 2005.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

EXECUTIVE SUMMARY

        Cephalon is an international biopharmaceutical company dedicated to the discovery, development and marketing of innovative products in four core therapeutic areas: CNS disorders, pain, cancer and addiction. In addition to conducting an active research and development program in these areas, we market four products in the United States and numerous products in various countries throughout Europe.

        Our three most important products, PROVIGIL, ACTIQ and GABITRIL, comprised approximately 86% of our worldwide net sales for the year ended December 31, 2005, of which approximately 94% was in the U.S. market. Consistent with our core therapeutic areas, we have aligned our U.S. field sales and sales management teams by area, with approximately 440 persons focused on CNS, 115 persons focused on pain, 30 persons focused on cancer and 135 persons focused on addiction. In Europe, we have a sales and marketing organization numbering approximately 360 persons that supports our presence in 18 European countries, including France, the United Kingdom, Germany, Italy and Spain.

        During 2006 and early 2007, we are seeking to attain FDA approval to market five product candidates. The following chart summarizes our progress with respect to these product opportunities, as well as our current expectations with respect to the timing of regulatory filings and possible launch dates, assuming FDA approval:

Product Candidate	Anticipated Indication	Anticipated Filing Date	Target Launch Date	Status
SPARLON™ (modafinil)*	ADHD in children and adolescents	Filed sNDA 4Q 2004	2Q 2006	Received approvable letter from FDA on October 20, 2005; FDA advisory panel scheduled for March 23, 2006
NUVIGIL™ (armodafinil)	Excessive sleepiness	Filed NDA 1Q 2005	Mid-2006	Current PDUFA date: April 30, 2006
VIVITROL™ (naltrexone for extended-release injectable suspension)*	Alcohol dependence	Filed NDA 1Q 2005	1st Half 2006	Received approvable letter from FDA on December 28, 2005.
fentanyl effervescent buccal tablets (FEBT)	Breakthrough cancer pain	Filed NDA 3Q 2005	Late 2006	Current PDUFA date: June 30, 2006
GABITRIL® (tiagabine hydrochloride)	Generalized Anxiety Disorder	2nd Half 2006	2nd Half 2007	Phase 3 clinical trial results expected 2Q 2006

*
We are a party to a co-promotion agreement with McNeil Consumer & Specialty Pharmaceuticals with respect to SPARLON and a license and collaboration agreement with Alkermes, Inc. with respect to VIVITROL.

Acquisitions, Transactions and Regulatory Actions

        During 2005, we consummated a number of transactions that strengthened our therapeutic focus on cancer in the U.S. and Europe and gave us access to a new area—alcohol dependence. As a part of our business strategy, we expect to continue to consider and, as appropriate, consummate acquisitions of other technologies, products and businesses and enter into collaborative arrangements. We also made significant strides in 2005 toward final approval of our product candidates. Some notable achievements and transactions in 2005 included:

  •
  acquiring Salmedix, Inc., including the rights to TREANDA, a product candidate in Phase 3 clinical trials for the treatment of indolent (slowly progressing) NHL, a type of hematologic cancer;

  •
  entering into a license and collaboration agreement with Alkermes, Inc. to develop and commercialize VIVITROL in the United States for the treatment of alcohol dependence in combination with a treatment program that includes psychosocial support;

  •
  acquiring rights to TRISENOX, a product approved for marketing in the United States and Europe for the treatment of patients with relapsed or refractory APL, a life threatening hematologic cancer;

  •
  entering into a co-promotion agreement with McNeil Consumer & Specialty Pharmaceuticals Division of McNeil-PPC, Inc. with respect to SPARLON, under which McNeil will detail SPARLON in the United States primarily to pediatricians, psychiatrists and pediatric neurologists;

  •
  acquiring Zeneus Holdings Limited to accelerate our entry into the European oncology market and bolster our sales and marketing presence in Europe;

  •
  filing an NDA with the FDA seeking approval to market FEBT for the management of breakthrough pain in patients with cancer who are tolerant to opioid therapy for their underlying persistent pain;

  •
  filing an NDA with the FDA seeking approval to market NUVIGIL Tablets [C-IV] for the same labeled indications as PROVIGIL; and

  •
  receiving approvable letters from the FDA for VIVITROL, for the treatment of alcohol dependence in combination with a treatment program that includes psychosocial support, and for SPARLON, for the treatment of ADHD in children and adolescents between the ages of six through 17.

Settlements of Patent Infringement Lawsuits

        As a biopharmaceutical company, our future success is highly dependent on obtaining and maintaining patent protection for our products and technology. We intend to vigorously defend the validity, and prevent infringement of, our patents. The loss of patent protection on any of our existing products, whether by third-party challenge, invalidation, circumvention, license or patent expiration, would materially impact our results of operations.

        In late 2005 and early 2006, we announced the settlement of four separate patent infringement lawsuits related to modafinil that we had filed against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Pharmaceuticals Inc., and Barr Laboratories, Inc. As part of these separate settlements, we agreed to grant to each of Teva, Mylan, Ranbaxy and Barr a non-exclusive royalty-bearing right to market and sell a generic version of PROVIGIL in the United States. These licenses will become effective in October 2011, unless we obtain a pediatric extension for PROVIGIL, which would permit entry in April 2012. An earlier entry may occur based upon the entry of another generic version of PROVIGIL.

        In connection with the Barr, Ranbaxy and Teva settlements, we also entered into a series of business arrangements related to modafinil with Barr, Ranbaxy and Teva. We received licenses to certain modafinil-related intellectual property developed by each party and in exchange for these licenses, we agreed to make payments to these three companies collectively totaling up to

$136.0 million over the next several years, consisting of upfront payments, milestones and royalties on net sales of our modafinil products. In order to maintain an adequate supply of the active drug substance modafinil, we entered into agreements with three modafinil suppliers whereby we will purchase an annual minimum amount of modafinil over a six year period beginning in 2006, with the aggregate payments over that period totaling approximately $82.6 million.

        In February 2006, we also announced that we had settled our pending United States patent infringement dispute with Barr related to its abbreviated new drug application ("ANDA") filed with the FDA seeking to sell a generic version of ACTIQ. Under the settlement, we will grant Barr an exclusive royalty bearing right to market and sell a generic version of ACTIQ in the United States, effective on December 6, 2006. Barr will pay specified royalties on net profits of a generic ACTIQ product for the period December 6, 2006 through February 3, 2007, subject to certain limitations. The patents covering the current formulation of the product are set to expire as early as September 5, 2006. If we are successful in our efforts to complete a clinical study of ACTIQ in pediatric patients prior to September 2006, the FDA could grant us six months of exclusivity beyond the September 5, 2006 patent expiration. Under the license and supply agreement we entered into with Barr in July 2004, we could face generic competition from Barr prior to December 6, 2006 if we receive FDA approval of FEBT before this date or if we are unable to complete the ongoing pediatric studies with ACTIQ prior to September 2006.

        Each of these settlements has been filed with both the FTC and the Antitrust Division of the DOJ as required by the Medicare Modernization Act. The FTC has requested from us, and we have provided, certain information in connection with its review of the settlements. The FTC, the DOJ, or a private party could challenge in an administrative or judicial proceeding any or all of the settlements if they believe that the agreements violate the antitrust laws. If the settlements are challenged, there is no assurance that we could successfully defend against such challenge and, in that case, we could be subject to, among other things, damages, fines and possible invalidation of the settlement agreements.

Indebtedness

        We have significant levels of indebtedness outstanding, nearly all of which consists of convertible notes with restricted conversion prices lower than our stock price as of the filing date of this report. Under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. For a more complete description of these notes, see Note 9 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. We do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, there are no restrictions on our use of this cash, and the cash available to repay indebtedness may decline over time.

        As of December 31, 2005 and as of the filing date of this report, the fair value of both the 2.0% Notes and the Zero Coupon Notes is greater than the value of the shares into which such notes are convertible. We believe that the share price of our common stock would have to significantly increase over the market price as of the filing date of this report before the fair value of the convertible notes would be less than the value of the common stock shares underlying the notes and, as such, we believe it is highly unlikely that holders of the 2.0% Notes or Zero Coupon Notes will present significant amounts of such notes for conversion. In the unlikely event that a significant conversion did occur, we believe that we have the ability to raise sufficient cash to repay the principal amounts due through a combination of utilizing our existing cash on hand, raising money in the capital markets or selling our note hedge instruments for cash. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

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

RECENT ACQUISITIONS AND TRANSACTIONS

  Zeneus Holdings Limited Acquisition

        On December 22, 2005, we completed our acquisition of all of the issued share capital of Zeneus Holdings Limited. Total consideration paid in connection with the acquisition was approximately $365.8 million, net of cash acquired.

  TRISENOX Acquisition

        On July 18, 2005, we completed the acquisition of substantially all assets related to TRISENOX from CTI and CTI Technologies, Inc., a wholly-owned subsidiary of CTI, for $69.7 million in cash, funded from existing cash on hand. The acquisition agreement provides for contingent future cash payments to CTI, totaling up to $100.0 million, upon the achievement of certain label expansions and sales milestones. The results of operations of TRISENOX have been included in the consolidated statements of operations since the acquisition date.

  VIVITROL License and Collaboration

        In June 2005, we entered into a license and collaboration agreement with Alkermes, Inc. to develop and commercialize VIVITROL in the United States. Concurrent with the execution of this agreement, we entered into a supply agreement under which Alkermes will provide to us finished commercial supplies of VIVITROL. We made an initial payment of $160 million to Alkermes upon execution of the agreement, all of which has been recorded as an IPR&D charge as the product has not yet received FDA approval. We also have agreed to make an additional payment of $110 million to Alkermes if VIVITROL is approved by the FDA. Alkermes also could receive up to an additional $220 million in milestone payments from us upon attainment of certain agreed-upon sales levels of VIVITROL. Until the later of December 31, 2007 or 18 months following FDA approval of the product, Alkermes is responsible for any cumulative losses up to $120 million, and we are responsible for any cumulative losses in excess of $120 million. Pre-tax profit, as adjusted for certain items, and losses incurred after the later of December 31, 2007 or 18 months following FDA approval will be split equally between the parties. We will recognize product sales upon commercial launch.

  Salmedix, Inc. Acquisition

        On June 14, 2005, we completed our acquisition of Salmedix, Inc. Under the Agreement and Plan of Merger dated May 12, 2005, we acquired all of the outstanding capital stock of Salmedix for $160.9 million in cash and future payments totaling up to $40 million upon achievement of certain regulatory milestones. The acquisition was funded from our existing cash on hand and was accounted for as an asset acquisition, as Salmedix is a development stage company. As a result of the acquisition, we obtained the rights to market TREANDA™ (bendamustine hydrochloride). The results of operations for Salmedix have been included in our consolidated financial statements as of the acquisition date.

  CIMA LABS INC. Acquisition

        On August 12, 2004, we completed our acquisition of CIMA LABS INC. For the period August 13, 2004 to December 31, 2004, revenues attributable to CIMA LABS totaled $28.4 million.

Under the Agreement and Plan of Merger dated November 3, 2003, we acquired each outstanding share of CIMA LABS common stock for $34.00 per share in cash. The total cash paid to CIMA LABS stockholders in the transaction was approximately $482.5 million, net of CIMA LABS' existing cash on hand, or $409.4 million, net of its cash, cash equivalents and investments. As a result of the acquisition, we obtained the rights to CIMA LABS' FEBT product candidate for which we have filed an NDA with the FDA.

  Co-Promotion Agreement with McNeil

        In August 2005, we entered into an agreement with McNeil Consumer & Specialty Pharmaceuticals Division of McNeil-PPC, Inc. concerning the co-promotion of SPARLON. Under the co-promotion agreement, McNeil has agreed to have at least 300 McNeil sales representatives co-promote and detail SPARLON upon FDA approval in the United States primarily to pediatricians, psychiatrists and pediatric neurologists. We will promote the product to psychiatrists, neurologists, primary care physicians, and other appropriate health care professionals and will retain all responsibility for the development, manufacture, distribution and sale of the product. We will pay McNeil commission fees calculated as a percentage of annual net sales of SPARLON during the term of the agreement and, if specified sales levels are reached in the final year of the agreement, during the three calendar years following the expiration of the agreement. Commission fees will be recognized as Sales and Marketing expenses in the same period that the related net sales are recognized.

        McNeil may terminate the co-promotion agreement prior to the end of the three-year term of the agreement if "Lost CONCERTA Market Exclusivity" occurs, subject to the following conditions:

  •
  Except as set forth in the next bullet point, McNeil may only terminate the co-promotion agreement effective on or after a date that is six months following the first commercial sale of SPARLON in the United States by providing us with at least 90 days' advance written notice of termination; and

  •
  If Lost CONCERTA Market Exclusivity occurs prior to the first commercial sale of SPARLON in the United States, McNeil may terminate the Agreement on or after a date that is the later of (a) the four-month anniversary of Lost CONCERTA Market Exclusivity and (b) April 30, 2006, by providing us with at least 90 days' advance written notice of termination; provided that if the first commercial sale of the product occurs before the effective date of termination, then McNeil may only terminate the co-promotion agreement effective on or after a date that is at least six (6) months following the first commercial sale of SPARLON.

        "Lost CONCERTA Market Exclusivity" will occur if a generic form of McNeil's ADHD product CONCERTA (methylphenidate HCl) Extended-release Tablets is sold in the United States for at least 60 days during the term of the co-promotion agreement. If McNeil exercises its option to terminate the co-promotion agreement because of the Lost CONCERTA Market Exclusivity, then we have the right to offer employment at that time to some or all of McNeil's sales force covered by the co-promotion agreement.

RESULTS OF OPERATIONS
(Dollar amounts in thousands)

Year ended December 31, 2005 compared to year ended December 31, 2004:

	2005			2004			% Increase (Decrease)
	United States	Europe	Total	United States	Europe	Total	United States	Europe	Total
Sales:
PROVIGIL	$475,557	$37,248	$512,805	$406,238	$33,429	$439,667	17%	11%	17%
ACTIQ	394,676	17,102	411,778	337,072	7,925	344,997	17%	116%	19%
GABITRIL	66,517	5,741	72,258	87,349	6,815	94,164	(24)%	(16)%	(23)%
Other	49,695	109,982	159,677	13,270	88,277	101,547	274%	25%	57%

Total Sales	986,445	170,073	1,156,518	843,929	136,446	980,375	17%	25%	18%
Other Revenues	47,587	7,787	55,374	28,749	6,301	35,050	66%	24%	58%

Total Revenues	$1,034,032	$177,860	$1,211,892	$872,678	$142,747	$1,015,425	18%	25%	19%

        Sales—In the United States, we sell our products to pharmaceutical wholesalers, the largest three of which accounted for 86% of our worldwide net sales for the year ended December 31, 2005. Decisions made by these wholesalers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) can materially affect the level of our sales in any particular period and thus may not necessarily correlate to the number of prescriptions written for our products as reported by IMS Health Incorporated ("IMS Health"). We believe that speculative buying of product, particularly in anticipation of possible price increases, has been the historic practice of many pharmaceutical wholesalers. In past years, we attempted to minimize these fluctuations both by providing, from time to time, discounts to our customers to stock normal amounts of inventory (which we had historically defined as approximately one month's supply at our current sales level) and by canceling orders if we believe a particular customer is speculatively buying inventory in anticipation of possible price increases.

        Over the past two years, our wholesaler customers, as well as others in the industry, began modifying their business models from arrangements where they derive profits from the management of various discounts and rebates, to arrangements where they charge a fee for their services. In connection with this new wholesaler business model, we finalized wholesaler service agreements in the third quarter of 2005 with our major wholesaler customers. These agreements obligate the wholesalers to provide us with periodic retail demand information and current inventory levels for our products held at their warehouse locations; additionally, the wholesalers have agreed to manage the variability of their purchases and inventory levels within specified limits based on product demand.

        As of December 31, 2005, we received information from our three largest U.S. wholesaler customers about the levels of inventory they held for our products. Based on this information, which we have not independently verified, we believe that total inventory held at these wholesalers is approximately 2 to 3 weeks supply at our current sales levels.

        For the year ended December 31, 2005, total sales increased by 18% over the prior period. The factors that contributed to the increase in sales are summarized as follows:

  •
  Sales of PROVIGIL increased 17% as compared to the same period last year. Demand for PROVIGIL increased as evidenced by an increase in U.S. prescriptions for PROVIGIL of 16%, according to IMS Health. For the year ended December 31, 2005, sales of PROVIGIL also were impacted by domestic price increases of approximately 21% from period to period, offset by a decrease in the number of units of inventory held by U.S. wholesalers and an increase in product sales allowances.

  •
  Sales of ACTIQ increased 19% as compared to the same period last year. Demand for ACTIQ increased as evidenced by an increase in U.S. prescriptions for ACTIQ of 8%, according to IMS Health. For the year ended December 31, 2005, sales of ACTIQ also were impacted by an increase in domestic prices of approximately 18% from period to period, offset by a decrease in the number of units of inventory held by U.S. wholesalers as well as an increase in product sales allowances.

  •
  Sales of GABITRIL decreased 23% as compared to the same period last year. U.S. prescriptions for GABITRIL decreased 19% according to IMS Health. This decrease was driven primarily by our decision to reduce our sales and marketing efforts following an update in February 2005 to the label information for GABITRIL. For the year ended December 31, 2005, sales of GABITRIL also were impacted by domestic price increases of approximately 32% from period to period, offset by a decrease in the number of units held by U.S. wholesalers as well as an increase in product sales allowances.

  •
  Other sales, which consist primarily of sales of other products and certain third party products, increased 57% as compared to the same period last year. The most significant increases in this category are sales of products manufactured and sold to pharmaceutical partners by CIMA LABS, which we acquired in August 2004, sales of NAXY® (clarithromycin), which we acquired in December 2004 and sales of TRISENOX® which we acquired in July 2005.

        Analysis of gross sales to net sales—The following table presents the product sales allowances deducted from gross sales to arrive at a net sales figure:

	For the year ended
	December 31,
				% Change
	2005	2004	Change
Gross sales:	$1,335,602	$1,080,408	$255,194	24%
Product sales allowances:
Prompt payment discounts	22,284	18,443	3,841	21%
Wholesaler discounts	24,373	—	24,373	100%
Returns	15,853	11,247	4,606	41%
Coupons	23,313	16,521	6,792	41%
Medicaid discounts	67,245	41,274	25,971	63%
Managed care and governmental contracts	26,016	12,548	13,468	107%

	179,084	100,033	79,051
Net sales	$1,156,518	$980,375	$176,143	18%

Product sales allowances as a percentage of gross sales	13.4%	9.3%

        Increases in the product sales allowances as a percentage of gross sales from 2004 to 2005 primarily reflect the establishment of a wholesaler discount reserve in 2005 to provide for fees consistent with the terms of the wholesaler service agreements, increased Medicaid discounts resulting from both increased usage and increased rebate percentages due to price increases, and additional rebates for certain governmental programs. In the future, we expect product sales allowances as a percentage of gross sales to continue to trend upward due to the impact of potential future price increases on Medicaid discounts and potential increases related to Medicaid, managed care and governmental contracts sales.

        Other Revenues—The increase of 58% from period to period is primarily due to the inclusion of product development and licensing fees and royalties attributable to CIMA LABS of $33.8 million for the year ended December 31, 2005, compared to $15.1 million from the acquisition date of August 12, 2004 to December 31, 2004.

	For the year ended
	December 31,
				% Change
	2005	2004	Change
Costs and expenses:
Cost of sales	$164,223	$119,973	$44,250	37%
Research and development	354,826	273,972	80,854	30%
Selling, general and administrative	443,861	339,477	104,384	31%
Depreciation and amortization	84,305	52,798	31,507	60%
Impairment charges	20,820	30,071	(9,251)	(31)%
Acquired in-process research and development	366,815	185,700	181,115	98%

	$1,434,850	$1,001,991	$432,859	43%

        Cost of Sales—The cost of sales was approximately 14% of net sales in 2005 and 12% of net sales in 2004. The increase is primarily due the inclusion of twelve months of CIMA LABS' product sales for which the margin is lower than our other products instead of only approximately 4.5 months in 2004. This increase was also impacted by the net effect of price increases on our three major US products effective February 2005 and July 2005 and increases in our product sales allowances.

        Research and Development Expenses—Research and development expenses increased $80.9 million, or 30%, in 2005 as compared to 2004. Of this increase, $50.0 million is due to an increase in headcount and headcount-related expenditures necessary to support higher levels of clinical activities and expenditures. The remainder of the increase is largely due to increased research and development expenditures related to the exploration of the utility of GABITRIL in GAD and Phase 3 studies of FEBT, increased research and development expenditures related to facilities and operations and the inclusion of a full year of CIMA LABS. These increases were partially offset by a decrease in clinical research costs due to the conclusion in 2005 of four double-blind studies in our NUVIGIL program.

        Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $104.4 million, or 31%, in 2005 as compared to 2004, primarily due expenditures associated with an increase in headcount, the inclusion of a full year of CIMA LABS, which was acquired in August 2004 and increased sales and marketing costs in France to support NAXY® and MONO-NAXY®, which we acquired from Sanofi-Synthelabo France in December 2004. These increases were partially offset by a reduction in GABITRIL marketing activity.

        Depreciation and Amortization Expenses—Depreciation and amortization expenses increased $31.5 million, or 60%, in 2005 as compared to 2004. This increase is primarily the result of increased capital investments in software, buildings, and leasehold and laboratory improvements at our West Chester and Frazer locations, increased spending on manufacturing equipment at our Salt Lake City location and the acquisition of property, plant and equipment associated with the CIMA LABS acquisition. Amortization expense increased due to the amortization of technology, trademark and marketing rights acquired from CIMA LABS in the third quarter of 2004, the amortization of French marketing rights to NAXY® and MONO-NAXY® and the amortization of TRISENOX technology acquired in July 2005.

        Impairment charges—In 2005, we recorded an impairment charge of $20.8 million for the write-off of an intangible asset resulting from the termination of a distribution agreement in the United Kingdom in March 2006. In 2004, we recorded an impairment charge of $30.1 million for the write-off of an investment in MDS Proteomics, Inc.

        Acquired in-process research and development—Acquired in-process research and development increased $181.1 million, or 98%, in 2005 as compared to 2004. The increase in acquired in-process research and development expense in 2005 as compared to 2004 is primarily due to our acquisitions of Zeneus and Salmedix and the license and collaboration agreement we entered into with Alkermes for VIVITROL. In 2005, we recorded acquired in-process research and development expense of $71.2 million for Zeneus, $130.1 million for Salmedix and $160 million for VIVITROL. In 2004, in connection with our acquisition of CIMA LABS in August 2004, we allocated approximately $185.7 million of purchase price to in-process research and development projects.

	For the year ended
	December 31,
				% Change
	2005	2004	Change
Other income and (expense):
Interest income	$26,171	$16,486	$9,685	59%
Interest expense	(25,235)	(22,186)	(3,049)	(14)%
Debt exchange expense	—	(28,230)	28,230	100%
Write-off of deferred debt issuance costs	(27,109)	—	(27,109)	(100)%
Gain (charge) on early extinguishment of debt	2,085	(2,313)	4,398	190%
Other income (expense), net	1,928	(5,375)	7,303	136%

	$(22,160)	$(41,618)	$19,458	47%

        Other Income and (Expense)—Other income and (expense), net increased $19.5 million, or 47%, in the year ended December 31, 2005 from the year ended December 31, 2004. The increase was attributable to the following factors:

  •
  a $9.7 million increase in interest income in 2005 due to higher investment returns partially offset by lower average investment balances. This increase was partially offset by a $3.0 million increase in interest expense due to higher average debt balances.

  •
  a $28.2 million decrease in debt exchange expense which was recognized in 2004 related to the exchange of $78.3 million of our 2.5% convertible subordinated notes.

  •
  a $27.1 million increase in write-off of deferred debt issuance costs were recognized in 2005 related to the 2.0% convertible senior subordinated notes.

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

  •
  a $7.3 million increase in other income period over period primarily due to gains recorded in foreign currency transactions.

	For the year ended
	December 31,
	2005	2004	Change	% Change
Income tax benefit (expense)	$70,164	$(45,629)	$115,793	254%

        Income Taxes—During 2005, we recognized $70.2 million of income tax benefit on a loss before income taxes of $245.1 million, resulting in an overall effective tax rate of (28.6)%. This compared to

2004 tax expense of $45.6 million on a loss before income taxes of $28.2 million, yielding an effective tax rate of 162%. The change in effective tax rates between 2005 and 2004 is primarily due to $201.3 million non-deductible acquired in-process research and development charges related to the Salmedix and Zeneus acquisitions for which no tax benefit was recorded. For tax reporting purposes, these acquisitions were treated as stock purchases. In addition, we recorded a decrease in the valuation allowance by $46.0 million and recognized a research and development tax credit of $11.8 million.

Year ended December 31, 2004 compared to year ended December 31, 2003

	2004			2003			% Increase (Decrease)
	United States	Europe	Total	United States	Europe	Total	United States	Europe	Total
Sales:
PROVIGIL	$406,238	$33,429	$439,667	$264,324	$26,141	$290,465	54%	28%	51%
ACTIQ	337,072	7,925	344,997	234,111	3,356	237,467	44%	136%	45%
GABITRIL	87,349	6,815	94,164	57,774	5,925	63,699	51%	15%	48%
Other	13,270	88,277	101,547	—	93,619	93,619	100%	(6)%	8%

Total Sales	843,929	136,446	980,375	556,209	129,041	685,250	52%	6%	43%
Other Revenues	28,749	6,301	35,050	20,118	9,439	29,557	43%	(33)%	19%

Total Revenues	$872,678	$142,747	$1,015,425	$576,327	$138,480	$714,807	51%	3%	42%

        Sales—In the United States, we sell our products to pharmaceutical wholesalers, the largest three of which accounted for 87% of our worldwide net sales for the year ended December 31, 2004. Decisions made by these wholesalers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) can materially affect the level of our sales in any particular period and thus may not necessarily correlate to the number of prescriptions written for our products as reported by IMS Health. We believe that speculative buying of product, particularly in anticipation of possible price increases, had been the historic practice of many pharmaceutical wholesalers during this period. In past years, we attempted to minimize these fluctuations both by providing, from time to time, discounts to our customers to stock normal amounts of inventory (which we had historically defined as approximately one month's supply at our current sales level) and by canceling orders if we believe a particular customer is speculatively buying inventory in anticipation of possible price increases.

        As of December 31, 2004, we received information from our three largest U.S. wholesaler customers about the levels of inventory they held for our products. Based on this information, which we have not independently verified, we believe that total inventory held at these wholesalers was approximately one month's supply.

        For the year ended December 31, 2004, total sales increased by 43% over the prior period. The factors that contributed to the increase in sales are summarized as follows:

  •
  At the beginning of 2004, we consolidated our two former U.S. sales forces into a single unit that detailed all three products to a broader group of physicians, including primary care physicians (e.g. internists, general practitioners and family practitioners). In addition, we expanded this combined force to approximately 500 persons. We believe this substantially larger sales force, coupled with focused marketing efforts designed to educate physicians and communicate the benefits of our products, contributed to the increases in total sales for the year ended December 31, 2004.

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

        Analysis of gross sales to net sales—The following table presents the product sales allowances deducted from gross sales to arrive at a net sales figure:

	For the year ended
	December 31,
				% Change
	2004	2003	Change
Gross sales:	$1,080,408	$747,060	$333,348	45%
Product sales allowances:
Prompt payment discounts	18,443	12,202	6,241	51%
Returns	11,247	7,973	3,274	41%
Coupons	16,521	9,349	7,172	77%
Medicaid discounts	41,274	25,760	15,514	60%
Managed care and governmental contracts	12,548	6,526	6,022	92%

	100,033	61,810	38,223
Net sales	$980,375	$685,250	$295,125	43%

Product sales allowances as a percentage of gross sales	9.3%	8.3%

        Increases in the product sales allowances as a percentage of gross sales from 2003 to 2004 primarily reflect increases in gross sales during the period and corresponding increases in discounts, expected returns and coupon usage, and participation in managed care, Medicaid, and other governmental programs. The change in the product sales allowances as a percentage of gross sales is primarily driven by higher Medicaid discounts, and managed care and governmental contract discounts and chargebacks resulting from the impact of price increases and increased participation.

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

	For the year ended
	December 31,
				% Change
	2004	2003	Change
Costs and expenses:
Cost of sales	$119,973	$92,375	$27,598	30%
Research and development	273,972	168,222	105,750	63%
Selling, general and administrative	339,477	254,088	85,389	34%
Depreciation and amortization	52,798	44,073	8,725	20%
Impairment charge	30,071	—	30,071	100%
Acquired in-process research and development	185,700	—	185,700	100%

	$1,001,991	$558,758	$443,233	79%

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

        Research and Development Expenses—Research and development expenses increased $105.8 million, or 63%, in 2004 as compared to 2003. Of this increase, $71.1 million is due to clinical research costs including expenditures associated with increased headcount necessary to support higher levels of clinical activities and expenditures associated with (1) additional clinical studies initiated in 2004 to explore the utility of GABITRIL beyond its current indication, (2) costs incurred with Phase 3 clinical programs for SPARLON which began in late 2003, and (3) costs incurred with our Phase 3 studies of NUVIGIL which began in the fourth quarter of 2003. The increase in 2004 also was impacted by higher costs incurred during 2004 associated with supplying materials for our clinical trials in process, developing new or improved production processes for our currently marketed products and products in development, and by the inclusion of CIMA LABS.

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

        Acquired in-process research and development—In connection with our acquisition of CIMA LABS, we allocated approximately $185.7 million of the purchase price to in-process research and development projects. At the acquisition date, CIMA LABS' ongoing research and development initiatives were focused on the development and commencement of Phase 3 clinical trials of FEBT, and several other minor ongoing research and development projects. These costs were charged to expense in the third quarter of 2004 since, at the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses.

	For the year ended
	December 31,
				% Change
	2004	2003	Change
Other income and (expense):
Interest income	$16,486	$11,298	$5,188	46%
Interest expense	(22,186)	(28,905)	6,719	23%
Debt exchange expense	(28,230)	—	(28,230)	(100)%
Charge on early extinguishment of debt	(2,313)	(9,816)	7,503	76%
Other income (expense), net	(5,375)	1,688	(7,063)	(418)%

	$(41,618)	$(25,735)	$(15,883)	(62)%

        Other Income and (Expense)—Other income and (expense), net decreased $15.9 million, or 62%, in the year ended December 31, 2004 from the year ended December 31, 2003. The decrease was attributable to the following factors:

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

	For the year ended
	December 31,
				% Change
	2004	2003	Change
Income tax expense	$45,629	$46,456	$(827)	(2)%

        Income Taxes—During 2004, we recognized $45.6 million of income tax expense on a loss before income taxes of $28.2 million, resulting in an overall effective tax rate of 162%. This compared to 2003 tax expense of $46.5 million on income before income taxes of $130.3 million, yielding an effective tax rate of 36%. The change in effective tax rates between 2004 and 2003 is primarily due to the $185.7 million acquired in-process research and development charge that was not tax deductible and, therefore, no tax benefit was recorded for this item. In addition, we recorded a decrease in the valuation allowance account of $7.1 million and recognized a research and development tax credit of $11.9 million, which were partially offset by alternative minimum tax expense.

LIQUIDITY AND CAPITAL RESOURCES

        Cash, cash equivalents and investments at December 31, 2005 were $484.1 million, representing 17% of total assets, down from $791.7 million, representing 33% of total assets, at December 31, 2004 and down from $1.2 billion, representing 49% of total assets, at December 31, 2003. The change in cash and cash equivalents is as follows:

	2005	2004	2003
	(In thousands)
Net cash provided by operating activities	$185,731	$178,604	$200,241
Net cash used for investing activities	(780,480)	(685,214)	(17,592)
Net cash provided by (used for) financing activities	231,841	(41,022)	437,927
Effect of exchange rate changes on cash and cash equivalents	(6,276)	6,177	9,026

Net increase (decrease) in cash and cash equivalents	$(369,184)	$(541,455)	$629,602

        The decrease in cash and cash equivalents is due primarily to our investments in businesses and product rights including Salmedix, VIVITROL product rights, TRISENOX and Zeneus for $726.2 million, net of cash acquired, in 2005 and CIMA LABS for $409.4 million, net of cash, cash equivalents and investments, in 2004. For a more complete description of these acquisitions, see Note 2 of our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

        Working capital, which is calculated as current assets less current liabilities, decreased to $(229.8) million at December 31, 2005 compared to $937.0 million at December 31, 2004 primarily due to the reclassification of $920.0 million of our 2.0% convertible senior subordinated notes from long-term liabilities to current liabilities as these notes were convertible at December 31, 2005.

Net Cash Provided by Operating Activities

        Net cash provided by operating activities increased to $185.7 million for the year ended December 31, 2005 as compared to $178.6 million for 2004. The increase was driven by the growth in income from sales, partially offset by the non-recurring payment of $160.0 million in June 2005 to Alkermes under the VIVITROL license and collaboration agreement. The payment to Alkermes has been recorded as an IPR&D charge as the product has not yet received FDA approval.

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

Net Cash Used for Investing Activities

        Net cash used for investing activities was $780.5 million for the year ended December 31, 2005 as compared to $685.2 million for 2004. During 2005, our primary uses of cash for investing activities were related to our acquisition of Salmedix in June 2005 for $130.7 million, net of cash acquired, our acquisition of TRISENOX in July 2005 for $69.7 million, and our of acquisition of Zeneus in December 2005 for $365.8 million, net of cash acquired. In addition, we are currently investing funds to make facilities improvements at our new corporate headquarters in Frazer, Pennsylvania and at our West Chester, Salt Lake City and France locations to accommodate our growth, and we are purchasing manufacturing equipment at our Salt Lake City location for the production of ACTIQ and other products, including FEBT, if approved, for the U.S. and European markets.

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

Net Cash Provided by (Used for) Financing Activities

        Net cash provided by financing activities was $231.8 million for the year ended December 31, 2005, as compared to net cash used for financing activities of $41.0 million in 2004. We received net proceeds in 2005 of $892.0 million from the sale of 2.0% convertible senior subordinated notes. Concurrent with the sale of the 2.0% notes, we purchased a Convertible Note Hedge for $382.3 million and sold warrants to purchase an aggregate of 19,700,214 shares of our common stock for net proceeds of $217.1 million. In July 2005, we completed a tender offer to purchase our outstanding 2.5% convertible subordinated notes for $499.0 million in cash. During 2004, we repurchased $43.0 million of the 3.875% convertible subordinated notes.

        Net cash used for financing activities was $41.0 million for the year ended December 31, 2004, as compared to net cash provided by financing activities of $437.9 million in 2003. The change is primarily the result of net proceeds of $727.1 million received in 2003 from the sale of zero coupon convertible subordinated notes. Concurrent with the private placement of the notes, we purchased a convertible note hedge for $258.6 million and sold warrants for $178.3 million. During 2003, we repurchased $183.0 million of the 5.25% convertible subordinated notes and $12.0 million of the 3.875% convertible subordinated notes.

        The volume of exercises of common stock options decreased in 2005 as compared to 2004. The volume of exercises of common stock options increased in 2004 as compared to 2003. The extent and timing of option exercises are primarily dependent upon the market price of our common stock and general financial market conditions, as well as the exercise prices and expiration dates of the options.

Commitments and Contingencies

  —Legal Proceedings

        For a complete description of legal proceedings, see Note 12 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

  —Other Commitments and Contingencies

        The following table summarizes our obligations to make future payments under current contracts (in thousands):

	Payments due by period
Contractual obligations	Total	2006	2007 and 2008	2009 and 2010	2011 and thereafter
Debt obligations	$12,152	$1,460	$4,286	$3,716	$2,690
Convertible notes	1,680,447	930,007	375,271	375,169	—
Purchase obligations	83,303	18,381	35,685	24,237	5,000
Capital lease obligations	3,658	1,693	1,965	—	—
Interest payments on debt	167,645	19,329	37,612	37,054	73,650
Operating leases	43,040	12,364	13,668	6,298	10,710

Total contractual cash obligations	$1,990,245	$983,234	$468,487	$446,474	$92,050

        As of the filing date of this report, our 2.0% Notes and Zero Coupoon Notes are considered to be current liabilities and will be presented in current portion of long-term debt in our March 31, 2006 consolidated balance sheet unless our stock price decreases to a level where these notes are no longer convertible. For a discussion of our obligations under the convertible notes, see "—Outlook—Indebtedness" below.

        In addition to the above, we have committed to make potential future "milestone" payments to third parties as part of our in-licensing and development programs primarily in the area of research and development agreements. Payments generally become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable, we have not recorded a liability on our balance sheet for any such contingencies. As of December 31, 2005, the potential milestone and other contingency payments due under current contractual agreements are approximately $681.5 million.

Outlook

        We expect to use our remaining cash, cash equivalents and investments for working capital and general corporate purposes, including the acquisition of businesses, products, product rights, or technologies, the payment of contractual obligations, including scheduled interest payments on our convertible notes and regulatory or sales milestones that may become due to CTI, Alkermes, or the former stockholders of Salmedix, among others, and/or the purchase, redemption or retirement of our convertible notes. However, in 2006, we expect that sales of our currently marketed products, together with sales of our near-term product candidates, assuming approval in the anticipated time frames, should allow us to generate positive cash flow from operations. At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth in 2007 and beyond, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our near-term product candidates.

        Based on our current level of operations, projected sales of our existing products and estimated sales from our product candidates, if approved, combined with other revenues and interest income, we also believe that we will be able to service our existing debt and meet our capital expenditure and working capital requirements in the near term. However, we cannot be sure that our anticipated revenue growth will be realized or that we will continue to generate significant positive cash flow from operations. We may need to obtain additional funding for future significant strategic transactions, to repay our outstanding indebtedness, particularly if such indebtedness is presented for conversion by holders (see "—Indebtedness" below), or for our future operational needs, and we cannot be certain that funding will be available on terms acceptable to us, or at all.

Marketed Products

        Continued sales growth of PROVIGIL beyond the June 2006 expiration of orphan drug exclusivity depends, in part, on the continued effectiveness of the various settlement agreements we entered into in late 2005 and early 2006, as well as our maintaining protection in the United States and abroad of the modafinil particle-size patent through its expiration beginning in 2014. See Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Future growth of modafinil-based product sales in 2006 and beyond also will depend in part on our ability to achieve final FDA approval of NUVIGIL and SPARLON, which we anticipate in the second quarter of 2006.

        Our sales of ACTIQ depend on our existing patent protection for the approved compressed powder formulation, which expires in the U.S. in September 2006. The patent covering the previous formulation of ACTIQ expired in May 2005. See "Certain Risks Related to our Business" below. If we are successful in our efforts to complete clinical studies in pediatric patients prior to September 2006, the FDA could grant us six months of exclusivity beyond the September 2006 compressed powder patent expiration. However, even with this additional exclusivity, Barr's license to the ACTIQ patents could become effective as early as December 6, 2006 or the date of launch of FEBT (expected in late 2006). The entry of Barr with a generic form of ACTIQ later this year likely will significantly and negatively impact future ACTIQ sales.

Clinical Studies

        Over the past few years, we have incurred significant expenditures related to conducting clinical studies to develop new pharmaceutical products and exploring the utility of our existing products in treating disorders beyond those currently approved in their respective labels. For 2006, we expect to continue to incur significant levels of research and development expenditures. We expect to continue the following significant clinical programs, among others, in 2006: a Phase 3 program evaluating GABITRIL for the treatment of generalized anxiety disorder; a Phase 3 program evaluating TREANDA for the treatment of NHL; and a Phase 2 program evaluating CEP-701 for the treatment of AML. We may seek to mitigate the risk in our research and development programs by seeking sources of funding for a portion of these expenses through collaborative arrangements with third parties. However, we intend to retain a portion of the commercial rights to these programs and, as a result, we still expect to spend significant funds on our share of the cost of these programs, including the costs of research, preclinical development, clinical research and manufacturing.

Manufacturing, Selling and Marketing Efforts

        In 2006, we expect to incur significant expenditures associated with manufacturing, selling and marketing our products. The aggregate amount of our sales and marketing expenses in 2006 will likely be significantly higher than that incurred in 2005, primarily as a result of higher expenses associated with an increase in the size of our sales force and planned product launches for SPARLON, NUVIGIL, and FEBT, if approved. In 2006, we expect to continue in-process capital expenditure projects at our research and development facilities in France and West Chester and at our Salt Lake City manufacturing facility.

Indebtedness

        We have significant indebtedness outstanding, consisting principally of indebtedness on convertible subordinated notes. The following table summarizes the principal terms of our most significant convertible subordinated notes outstanding as of December 31, 2005:

Security	Outstanding (in millions)	Conversion Price	Redemption Rights and Obligations
2.0% Convertible Senior Subordinated Notes due June 2015 (the "2.0% Notes")	$920.0	$46.70*	Generally not redeemable by the holder prior to December 2014.
Zero Coupon Convertible Notes due June 2033, first putable June 15, 2008 (the "2008 Zero Coupon Notes")	$374.8	$59.50*	Redeemable on June 15, 2008 at either option of holder or us at a redemption price of 100.25% of the principal amount redeemed.
Zero Coupon Convertible Notes due June 2033, first putable June 15, 2010 (the "2010 Zero Coupon Notes")	$374.9	$56.50*	Redeemable on June 15, 2010 at either option of holder or us at a redemption price of 100.25% of the principal amount redeemed.

*
Stated conversion prices as per the terms of the notes. However, each convertible note contains certain terms restricting a holder's ability to convert the notes, including that a holder may only convert if the closing price of our stock on the day prior to conversion is higher than $56.04, $71.40 or $67.80 with respect to the 2.0% Notes, the 2008 Zero Coupon Notes or the 2010 Zero Coupon Notes, respectively. As of the filing date of this Annual Report on Form 10-K, the restrictions on conversion have been satisfied and the aggregate outstanding principal balance of such affected notes are considered to be current liabilities and will be presented in current portion of long-term debt in our March 31, 2006 consolidated balance sheet unless our stock price decreases to a level where these notes are no longer convertible. For a more complete description of these notes, including the associated Convertible Note Hedge, see Note 9 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

        As of the filing date of this Annual Report on Form 10-K, we have approximately $1,680.4 million of convertible notes outstanding, all of which is are considered to be current liabilities and will be presented in current portion of long-term debt in our March 31, 2006 consolidated balance sheet unless our stock price decreases to a level where these notes are no longer convertible. Our 2.0% and Zero Coupon Notes are presently convertible and, under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. As of the filing date of this Annual Report on Form 10-K, we do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time. If we do not have sufficient funds available to repay any principal balance of notes presented for conversion, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

        The current portion of our long term indebtedness increased by $928 million compared to 2004. During the fourth quarter of 2005, our 2.0% Notes became convertible and, in January 2006, our 2008 and 2010 Zero Coupon Notes also became convertible. As a result, the 2.0% Notes have been classified as a current liability on our balance sheet as of December 31, 2005 (see Note 9 of our Consolidated

Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for summary of our convertible debt, note hedge and call warrant) and, as of the filing date of this report, our Zero Coupon Notes are now also considered to be current liabilities. As of December 31, 2005 and as of the filing date of this report, the fair value of both the 2.0% Notes and the Zero Coupon Notes is greater than the value of the shares into which such notes are convertible. We believe that the share price of our common stock would have to significantly increase over the market price as of the filing date of this report before the fair value of the convertible notes would be less than the value of the common stock shares underlying the notes and, as such, we believe it is highly unlikely that holders of the 2.0% Notes or Zero Coupon Notes will present significant amounts of such notes for conversion. In the unlikely event that a significant conversion did occur, we believe that we have the ability to raise sufficient cash to repay the principal amounts due through a combination of utilizing our existing cash on hand, raising money in the capital markets or selling our note hedge instruments for cash.

        The annual interest payments on our convertible notes outstanding as of December 31, 2005 are $18.7 million, payable at various dates throughout the year. In the future, we may agree to exchanges of the notes for shares of our common stock or debt, or may determine to use a portion of our existing cash on hand to purchase or retire all or a portion of the outstanding convertible notes.

        Our 2.0% Notes and 2008 and 2010 Zero Coupon Notes each are considered instrument C securities as defined by EITF 90-19, "Convertible Bonds with Issuer Option to Settle for Cash upon Conversion"; therefore, these notes are included in the dilutive earnings per share calculation using the treasury stock method. Under the treasury stock method, we must calculate the number of shares issuable under the terms of these notes based on the average market price of our common stock during the period, and include that number in the total diluted shares figure for the period. At the time we sold our 2% Notes and Zero Coupon Notes we entered into convertible note hedge and warrant agreements that together are intended to have the economic effect of reducing the net number of shares that will be issued upon conversion of the notes by increasing the effective conversion price for these notes, from our perspective, to $67.92 and $72.08, respectively. However, from a U.S. GAAP perspective, SFAS No. 128 considers only the impact of the convertible notes and the warrant agreements; since the impact of the convertible note hedge agreements is always anti-dilutive, SFAS No. 128 requires that we exclude from the calculation of fully diluted shares the number of shares of our common stock that we would receive from the counterparties to these agreements upon settlement.

        Under the treasury stock method, changes in the share price of our common stock can have a significant impact on the number of shares that we must include in the fully diluted earnings per share calculation. The following table provides examples of how changes in our stock price will require the inclusion of additional shares in the denominator of the fully diluted earnings per share calculation ("Total Treasury Stock Method Incremental Shares"). The table also reflects the impact on the number of shares we could expect to issue upon concurrent settlement of the convertible notes, the warrant and the convertible note hedge ("Incremental Shares Issued by Cephalon upon Conversion"):

Share Price	Convertible Notes Shares	Warrant Shares	Total Treasury Stock Method Incremental Shares(1)	Shares Due to Cephalon under Note Hedge	Incremental Shares Issued by Cephalon upon Conversion(2)
$65.00	6,947	—	6,947	(6,947)	—
$75.00	10,374	2,363	12,737	(10,374)	2,363
$85.00	12,993	5,926	18,919	(12,993)	5,926
$95.00	15,061	8,738	23,799	(15,061)	8,738
$105.00	16,735	11,014	27,749	(16,735)	11,014

(1)
Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. GAAP

(2)
Represents the number of incremental shares to be issued by us upon conversion of the convertible notes, assuming concurrent settlement of the convertible note hedges and warrants.

Acquisition Strategy

        As part of our business strategy, we plan to consider and, as appropriate, make acquisitions of other businesses, products, product rights or technologies. Our cash reserves and other liquid assets may be inadequate to consummate such acquisitions and it may be necessary for us to issue stock or raise substantial additional funds in the future to complete future transactions. In addition, as a result of our acquisition efforts, we are likely to experience significant charges to earnings for merger and related expenses (whether or not our efforts are successful) that may include transaction costs, closure costs or acquired in-process research and development charges.

Other

        We may experience significant fluctuations in quarterly results based primarily on the level and timing of:

  •
  cost of product sales;

  •
  achievement and timing of research and development milestones;

  •
  collaboration revenues;

  •
  cost and timing of clinical trials, regulatory approvals and product approvals;

  •
  marketing and other expenses;

  •
  manufacturing or supply disruptions; and

  •
  costs associated with the operations of recently-acquired businesses and technologies.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States. In preparing these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We develop and periodically change these estimates and assumptions based on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

        Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements for the year ended December 31, 2005 included in Part II, Item 8 of this Annual Report on Form 10-K. The SEC defines critical accounting policies as those that are, in management's view, most important to the portrayal of the company's financial condition and results of operations and most demanding of their judgment. Management considers the following policies to be critical to an understanding of our consolidated financial statements and the uncertainties associated with the complex judgments made by us that could impact our results of operations, financial position and cash flows.

        Revenue recognition—In the United States, we sell our products to pharmaceutical wholesalers, the largest three of which account for 86% of our worldwide net sales for the year ended December 31, 2005. Decisions made by these wholesalers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) may have materially affected the level of our sales in any particular period and thus our sales may not correlate to the number of prescriptions written for our products as reported by IMS Health. We believe that speculative buying of product, particularly in anticipation of possible price increases, has been the historic practice of many pharmaceutical wholesalers. In past years, we attempted to minimize these fluctuations both by providing, from time to time, discounts to our customers to stock normal amounts of inventory (which we had historically defined as approximately one month's supply at our current sales level) and by canceling orders if we believe a particular customer is speculatively buying inventory in anticipation of possible price increases.

        Over the past two years, our wholesaler customers, as well as others in the industry, began modifying their business models from arrangements where they derive profits from the management of various discounts and rebates, to arrangements where they charge a fee for their services. In connection with this new wholesaler business model, we finalized wholesaler service agreements in the third quarter of 2005 with our major wholesaler customers. These agreements obligate the wholesalers to provide us with periodic retail demand information and current inventory levels for our products held at their warehouse locations; additionally, the wholesalers have agreed to manage the variability of their purchases and inventory levels within specified limits based on product demand.

        As of December 31, 2005, we received information from our three largest U.S. wholesaler customers about the levels of inventory they held for our products. Based on this information, which we have not independently verified, we believe that total inventory held at these wholesalers is approximately 2 to 3 weeks supply at our current sales levels.

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

        Product Sales Allowances—We record product sales net of the following significant categories of product sales allowances: prompt payment discounts, returns, coupons, Medicaid discounts and managed care and governmental contracts. In addition to these product sales allowances, in the first quarter of 2005 we also began recording an allowance to product sales for wholesaler discount reserves.

Calculating each of these items involves significant estimates and judgments and requires us to use information from external sources.

        1)    Prompt payment discounts—We offer our U.S. wholesaler customers a 2% prompt-pay cash discount as an incentive to remit payment within the first thirty days after the date of the invoice. Prompt-pay discount calculations are based on the gross amount of each invoice. We account for these discounts by reducing sales by the 2% discount amount when product is sold, and apply earned cash discounts at the time of payment. Since we began selling our products commercially in 1999, our customers have routinely taken advantage of this discount. Based on common industry practices and our customers' overall payment performance, we accrue for cash discounts on all U.S. sales recorded during the period. We adjust the accrual to reflect actual experience as necessary and, as a result, the actual amount recognized in any period may be slightly different from our accrual amount.

        2)    Wholesaler discounts—In the third quarter of 2005, we finalized wholesaler service agreements with a number of our wholesaler customers that provide our wholesalers with the opportunity to earn up to 2% in additional discounts in exchange for the performance of certain services. These agreements are effective from January 1, 2005. We have therefore recorded a provision equal to 2% of U.S. gross sales for the twelve months ended December 31, 2005. In addition, at our discretion, we may provide additional discounts to wholesalers such as the discounts of $2.2 million that were provided and recorded during the first quarter of 2005. Actual discounts provided could therefore exceed historical experience and our estimates of expected discounts. If these discounts were to increase by 1.0% of 2005 gross sales from our four products marketed in the U.S., then an additional provision of $11.1 million would result.

        3)    Returns—Customers can return short-dated or expired product that meets the guidelines set forth in our return goods policy. Product shelf life from the date of manufacture for PROVIGIL is 3 years, GABITRIL is 2 to 3 years, depending on product strength, and ACTIQ is 2 to 3 years. Returns are accepted from wholesalers and retail pharmacies. Wholesaler customers can return short dated product with six months or less shelf life remaining and expired product within twelve months following the expiration date. Retail pharmacies are not permitted to return short-dated product but can return full or partial quantities of expired product only within twelve months following the expiration date. We base our estimates of product returns for each of our products on the percentage of returns that we have experienced historically. Notwithstanding this, we may adjust our estimate of product returns if we are aware of other factors that we believe could meaningfully impact our expected return percentages. These factors could include, among others, our estimates of inventory levels of our products in the distribution channel, known sales trends and existing or anticipated competitive market forces such as product entrants and/or pricing changes.

        In 2005, we recorded a provision for returns at a weighted average rate of 1.2% of gross sales, which is consistent with our actual historical return percentages. The other factors described above did not have a significant impact in 2005 on our estimate of product returns. Actual returns could exceed historical experience and our estimates of expected future returns activity because of several factors, including, among other things, wholesaler and retailer stocking patterns and/or competition. If the returns provision percentage were to increase by 0.5% of 2005 gross sales from our four products marketed in the U.S., then an additional provision of $5.6 million would result.

        Based on fourth quarter sales, we believe a reasonable estimate of our maximum exposure for potential returns related to product in our supply pipeline as of December 31, 2005 is approximately $50.0 million for PROVIGIL, $49.0 million for ACTIQ and $7.0 million for GABITRIL.

        4)    Coupons—We offer patients the opportunity to obtain free samples of our products through a program whereby physicians provide coupons to qualified patients for redemption at retail pharmacies. We reimburse retail pharmacies for the cost of these products through a third party administrator. We recognize the estimated cost of this reimbursement as a reduction of gross sales when product is sold.

In addition, we maintain an accrual for unused coupons based on inventory in the distribution channel and historical coupon usage rates and adjust this accrual whenever changes in such coupon usage rates occur.

        In 2005, we recorded a provision for coupons at a weighted average rate of 1.7% of gross sales. Actual coupon usage could exceed historical experience and our estimates of expected future coupon activity. If the coupons provision percentage were to increase by 0.5% of 2005 gross sales from our four products marketed in the U.S., then an additional provision of $5.6 million would result.

        5)    Medicaid discounts—We record accruals for rebates to be provided through governmental rebate programs, such as the Medicaid Drug Rebate Program, as a reduction of sales when product is sold. These reductions are based on historical rebate amounts and trends of sales eligible for these governmental programs for a period, as well as any expected changes to the trends of our total product sales. In addition, we estimate the expected unit rebate amounts to be used and adjust our rebate accruals based on the expected changes in rebate pricing. Rebate amounts are generally invoiced and paid quarterly in arrears, so that our accrual consists of an estimate of the amount expected to be incurred for the current quarter's activity, plus an accrual for prior quarters' unpaid rebates and an accrual for inventory in the distribution channel.

        In 2005, we recorded a provision for Medicaid discounts at a weighted average rate of 5.0% of gross sales. Actual Medicaid discounts could exceed historical experience and our estimates of expected future Medicaid patient activity or unit rebate amounts. If the Medicaid discounts provision percentage were to increase by 0.5% of 2005 gross sales from our four products marketed in the U.S., then an additional provision of $5.6 million would result. In 2006, certain Medicaid Drug Rebate Program participants will be transitioned to the part D of the Medicare Prescription Drug Improvement and Modernization Act of 2003. We believe the impact of this transition will not have a significant impact on our 2006 consolidated financial statements.

        6)    Managed care and governmental contracts—We have entered into agreements with certain managed care customers whereby we provide agreed-upon discounts to such entities based on sales volume. We record accruals for these discounts as a reduction of sales when product is sold based on the discount rates and expected levels of sales volume of these managed care customers during a period. We estimate eligible sales based on historical amounts and trends of sales by these entities and on any expected changes to the trends of our product sales. Discounts are generally invoiced and paid quarterly in arrears, so that our accrual consists of an estimate of the amount expected to be incurred for the current quarter's activity, plus an accrual for prior quarters' unpaid rebates and an accrual for inventory in the distribution channel.

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

        In 2005, we recorded a provision for managed care and governmental contracts at a weighted average rate of 1.9% of gross sales. Actual chargebacks and rebates could exceed historical experience and our estimates of expected future participation in these programs. If the chargebacks and rebates provision percentage were to increase by 0.5% of 2005 gross sales from our four products marketed in the U.S., then an additional provision of $5.6 million would result.

        The following table summarizes activity in each of the above categories for the years ended December 31, 2004 and 2005 (in thousands):

	Prompt Payment Discounts	Wholesaler Discounts	Returns*	Coupons	Medicaid Discounts	Managed Care & Governmental Contracts	Total
Balance at January 1, 2004	$(1,108)	$—	$(7,121)	$(2,175)	$(10,038)	$(1,692)	$(22,134)

Provision:
Current period	(18,443)	—	(12,822)	(16,521)	(41,027)	(12,263)	(101,076)
Prior periods	—	—	1,575	—	(247)	(285)	1,043

Total	(18,443)	—	(11,247)	(16,521)	(41,274)	(12,548)	(100,033)
Actual:
Current period	15,497	—	—	13,538	25,321	8,118	62,474
Prior periods	1,155	—	6,641	993	7,916	1,713	18,418

Total	16,652	—	6,641	14,531	33,237	9,831	80,892
Balance at December 31, 2004	$(2,899)	$—	$(11,727)	$(4,165)	$(18,075)	$(4,409)	$(41,275)

Provision:
Current period	(22,284)	(24,373)	(13,132)	(23,313)	(66,653)	(26,072)	(175,827)
Prior periods	—	—	(2,721)	—	(592)	56	(3,257)

Total	(22,284)	(24,373)	(15,853)	(23,313)	(67,245)	(26,016)	(179,084)
Actual:
Current period**	20,367	21,645	(1,572)	18,633	33,199	19,506	111,778
Prior periods	2,899	—	6,554	4,150	18,667	4,353	36,623

Total	23,266	21,645	4,982	22,783	51,866	23,859	148,401
Balance at December 31, 2005	$(1,917)	$(2,728)	$(22,598)	$(4,695)	$(33,454)	$(6,566)	$(71,958)

*
Given our return goods policy, we assume that all returns in a current year relate to prior period sales.

**
Includes beginning reserve balances related to TRISENOX, which was acquired in the third quarter of 2005, of $0.1 million for prompt payment discounts and $1.6 million for returns.

        Inventories—Our inventories are valued at the lower of cost or market, and include the cost of raw materials, labor, overhead and shipping and handling costs. Cost is computed on domestic inventories using the last-in, first-out ("LIFO") method. For the majority of our foreign inventories, the first-in, first-out ("FIFO") method is utilized. The majority of our inventories are subject to expiration dating. We regularly evaluate the carrying value of our inventories and when, in our opinion, factors indicate that impairment has occurred, we establish a reserve against the inventories' carrying value. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment. We base our analysis, in part, on the level of inventories on hand in relation to our estimated forecast of product demand, production requirements for forecasted product demand and the expiration dates of inventories. Although we make every effort to ensure the accuracy of forecasts of future product demand, any significant unanticipated decreases in demand could have a material impact on the carrying value of our inventories and our reported operating results. To date, inventory adjustments have not been material.

        We capitalize inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management's judgment of probable future commercial use and net realizable value. We could be required to expense previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential factors. We had $51.1 million and $21.9 million of capitalized inventory costs for pre-launch products for the years ended December 31, 2005 and 2004, respectively.

        We have committed to make future minimum payments to third parties for certain raw material inventories. The minimum purchase commitments total $83.3 million as of December 31, 2005, the majority of which relate to modafinil and armodafinil. We expect to fully utilize these contracts.

        Valuation of Property and Equipment, Intangible Assets, Goodwill and Investments—Our property and equipment have been recorded at cost and are being depreciated on a straight-line basis over the estimated useful life of those assets.

        We regularly assess our property and equipment, intangible assets, goodwill and other long lived assets to determine whether any impairment in these assets may exist and, if so, the extent of such impairment. To do this, in the case of goodwill we estimate the fair value of each of our reporting units and compare it to the book value of their net assets. In the case of intangibles and other long lived assets, we assess whether triggering events have occurred and if so, we compare the estimated cash flows of the related asset group and compare it to the book value of the asset group. Calculating fair value as well as future cash flows requires that we make a number of critical legal, economic, market and business assumptions that reflect our best estimates as of the testing date. We believe the methods we use to determine these underlying assumptions and estimates are reasonable and reflective of common practice. Notwithstanding this, our assumptions and estimates may differ significantly from actual results, or circumstances could change that would cause us to conclude that an impairment now exists or that we previously understated the extent of impairment. For additional information regarding our significant accounting policies with respect to goodwill, intangibles and other long-lived assets, see Note 1 of our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

        Income taxes—We provide for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax and financial reporting bases of assets and liabilities.

        Prior to 2002, we had a history of losses from our operations, which generated significant international, federal and state net operating loss carryforwards. We record a valuation allowance against deferred tax assets if we believe that we are not likely to realize future tax benefits. Based on our profitability for the year ended December 31, 2002 and projected future results, in the fourth quarter of 2002, we concluded that it was likely that we would be able to realize a significant portion of the deferred tax assets, and therefore, we reversed a significant portion of the valuation allowance. As a result, beginning in 2003, we began providing for income taxes at a rate equal to our estimated annual combined federal, state and foreign statutory effective rates. Subsequent adjustments to our estimates of our ability to recover the deferred tax assets or other changes in circumstances or estimates could cause our provision for income taxes to vary from period to period, as it has for the current year ended December 31, 2005.

        Based on our profitability for the year ended December 31, 2005, projected future results, and resolution of several generic challenges, during the fourth quarter of 2005 we concluded that it was likely that a significant portion of the deferred tax assets would be realized. Therefore, we again reversed a significant portion of the valuation allowance. At the end of 2005, we retained a valuation allowance of $76.8 million, against a total deferred tax asset balance of $522.7 million, composed entirely of state and foreign net operating losses, and state tax credits. We will continue to review and analyze the likelihood of realizing tax benefits related to deferred tax assets as there is more certainty surrounding our future levels of profitability related to specific company operations and the related taxing jurisdictions.

RECENT ACCOUNTING PRONOUNCEMENTS

        In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs", which requires abnormal amounts of idle capacity and spoilage costs to be excluded from the cost of inventory and expensed when incurred. This Statement is effective for fiscal years beginning after June 15, 2005. We believe the adoption of this statement, effective January 1, 2006, will not have a significant impact on our 2006 consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 123(R) (revised 2004) "Share-Based Payment." SFAS No. 123(R) requires employee stock-based compensation to be measured based on the grant-date fair value of the awards and the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. The Statement eliminates the alternative use of Accounting Principles Board ("APB") No. 25's intrinsic value method of accounting for awards, which is the Company's accounting policy for stock options. See Note 1 to the Consolidated Financial Statements for the pro forma impact of compensation expense from stock options on net earnings and earnings per share. SFAS No. 123(R) is effective as of January 1, 2006. We will adopt the provisions of SFAS No. 123(R) on a modified, prospective basis. We expect the impact of adoption of this statement in 2006 to be approximately $20.0 million, net of tax, assuming a tax rate of 36.7 percent and other key assumptions remain constant since adoption and that any stock option grants that may be made during 2006 are excluded.

        In March 2005, the FASB issued final guidance that clarifies how companies should account for "conditional" asset retirement obligations. FASB Interpretation Accounting for Conditional Asset Retirement Obligations (FIN 47), deals with obligations to perform asset retirement activities in which the timing and (or) method of settlement are conditional on a future event (e.g., legal requirements surrounding asbestos handling and disposal that are triggered by demolishing or renovating a facility). This guidance requires companies to recognize liabilities for these obligations. We have adopted FIN 47 at December 31, 2005. This interpretation did not have a material effect on the financial position, liquidity or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to foreign currency exchange risk related to our operations in European subsidiaries that have transactions, assets, and liabilities denominated in foreign currencies that are translated into U.S. dollars for consolidated financial reporting purposes. Historically, we have not hedged any of these foreign currency exchange risks. For the year ended December 31, 2005, an average 10% weakening of the U.S. dollar relative to the currencies in which our European subsidiaries operate would have resulted in an increase of $17.8 million in reported total revenues and a corresponding increase in reported expenses. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not assume any changes in the level of operations of our European subsidiaries.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

Management's Report on Financial Statements

        Our management is responsible for the preparation, integrity and fair presentation of information in our consolidated financial statements, including estimates and judgments. The consolidated financial statements presented in this Annual Report on Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America. Our management believes the consolidated financial statements and other financial information included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in this Annual Report on Form 10-K. The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

        Our management conducted an assessment of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2005, our internal controls over financial reporting were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. As permitted by SEC rules and regulations, our management has excluded Zeneus Holdings Limited and its wholly-owned subsidiaries ("Zeneus") from its assessment of internal control over financial reporting as of December 31, 2005 because it was acquired in 2005. Total assets and total revenues of Zeneus, our wholly-owned subsidiary, were $414.4 million and $1.4 million, which represented 14.7% and 0.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. Refer to Note 2 of our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information about the Zeneus acquisition.

        Our management's assessment of the effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cephalon, Inc.:

        We have completed integrated audits of Cephalon, Inc.'s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 123, present fairly, in all material respects, the financial position of Cephalon, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 123 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

        Also, in our opinion, management's assessment, included in "Management's Report on Internal Control Over Financial Reporting" appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

        As described in "Management's Report on Internal Control Over Financial Reporting", management has excluded Zeneus Holdings Limited and its wholly-owned subsidiaries (Zeneus) from its assessment of internal control over financial reporting as of December 31, 2005 because it was acquired by the Company in a purchase business combination during 2005. We have also excluded Zeneus from our audit of internal control over financial reporting. Zeneus is a wholly-owned subsidiary whose total assets and total revenues were $414.4 million and $1.4 million, which represent 14.7% and 0.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

/s/ PricewaterhouseCoopers LLP

Philadelphia, PA
March 10, 2006

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$205,060	$574,244
Investments	279,030	217,432
Receivables, net	199,086	208,225
Inventory, net	137,886	86,629
Deferred tax assets, net	187,436	38,574
Other current assets	40,339	39,915

Total current assets	1,048,837	1,165,019
PROPERTY AND EQUIPMENT, net	323,830	244,834
GOODWILL	471,051	372,534
INTANGIBLE ASSETS, net	742,874	449,402
DEBT ISSUANCE COSTS, net	13,172	25,401
DEFERRED TAX ASSETS, net	200,629	117,183
OTHER ASSETS	18,813	22,549

	$2,819,206	$2,396,922

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$933,160	$5,114
Accounts payable	53,699	52,488
Accrued expenses	291,744	170,436

Total current liabilities	1,278,603	228,038
LONG-TERM DEBT	763,097	1,284,410
DEFERRED TAX LIABILITIES, net	110,703	39,119
OTHER LIABILITIES	54,632	15,311

Total liabilities	2,207,035	1,566,878

COMMITMENTS AND CONTINGENCIES (Note 12)	—	—
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, 2,500,000 shares issued, and none outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 58,445,405 and 57,973,050 shares issued, and 58,072,562 and 57,640,266 shares outstanding	584	580
Additional paid-in capital	1,166,166	1,172,499
Treasury stock, 372,843 and 332,784 shares outstanding, at cost	(17,125)	(14,860)
Accumulated deficit	(570,072)	(395,118)
Accumulated other comprehensive income	32,618	66,943

Total stockholders' equity	612,171	830,044

	$2,819,206	$2,396,922

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
REVENUES:
Sales	$1,156,518	$980,375	$685,250
Other revenues	55,374	35,050	29,557

	1,211,892	1,015,425	714,807

COSTS AND EXPENSES:
Cost of sales	164,223	119,973	92,375
Research and development	354,826	273,972	168,222
Selling, general and administrative	443,861	339,477	254,088
Depreciation and amortization	84,305	52,798	44,073
Impairment charges	20,820	30,071	—
Acquired in-process research and development	366,815	185,700	—

	1,434,850	1,001,991	558,758

INCOME (LOSS) FROM OPERATIONS	(222,958)	13,434	156,049

OTHER INCOME AND (EXPENSE):
Interest income	26,171	16,486	11,298
Interest expense	(25,235)	(22,186)	(28,905)
Debt exchange expense	—	(28,230)	—
Write-off of deferred debt issuance costs	(27,109)	—	—
Gain (charge) on early extinguishment of debt	2,085	(2,313)	(9,816)
Other income (expense), net	1,928	(5,375)	1,688

	(22,160)	(41,618)	(25,735)

INCOME (LOSS) BEFORE INCOME TAXES	(245,118)	(28,184)	130,314
INCOME TAX BENEFIT (EXPENSE)	70,164	(45,629)	(46,456)

NET INCOME (LOSS)	$(174,954)	$(73,813)	$83,858

BASIC INCOME (LOSS) PER COMMON SHARE	$(3.01)	$(1.31)	$1.49

DILUTED INCOME (LOSS) PER COMMON SHARE	$(3.01)	$(1.31)	$1.42

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	58,051	56,489	55,560

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-ASSUMING DILUTION	58,051	56,489	64,076

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Common Stock			Treasury Stock			Accumulated Other Comprehensive Income
	Comprehensive Income (Loss)				Additional Paid-in Capital			Accumulated Deficit
		Total	Shares	Amount		Shares	Amount
	(In thousands, except share data)
BALANCE, JANUARY 1, 2003		$642,585	55,425,841	$554	$1,034,137	272,857	$(11,989)	$(405,163)	$25,046
Net income	$83,858	83,858						83,858

Foreign currency translation gain	28,995
Unrealized investment losses	(1,291)

Other comprehensive gain	27,704	27,704							27,704

Comprehensive income	$111,562

Sale of warrants associated with convertible subordinated notes		178,315			178,315
Purchase of convertible note hedge associated with convertible subordinated notes		(258,584)			(258,584)
Tax benefit from the purchase of convertible note hedge		90,500			90,500
Stock options exercised		4,528	299,056	3	4,525
Tax benefit from the exercise of stock options		944			944
Restricted stock award plan		1,394	99,025	1	1,393
Employer contributions to employee benefit plan		829	18,588		829
Treasury stock acquired		(1,703)				35,971	(1,703)

BALANCE, DECEMBER 31, 2003		770,370	55,842,510	558	1,052,059	308,828	(13,692)	(321,305)	52,750
Net loss	$(73,813)	(73,813)						(73,813)

Foreign currency translation gain	16,071
Unrealized investment losses	(1,878)

Other comprehensive gain	14,193	14,193							14,193

Comprehensive loss	$(59,620)

Issuance of common stock upon conversion of convertible notes		105,122	1,518,169	15	105,107
Tax effect upon conversion of convertible notes		(10,100)			(10,100)
Stock options exercised		12,051	535,446	6	12,045
Tax benefit from the exercise of stock options		8,017			8,017
Restricted stock award plan		5,372	76,925	1	5,371
Treasury stock acquired		(1,168)				23,956	(1,168)

BALANCE, DECEMBER 31, 2004		830,044	57,973,050	580	1,172,499	332,784	(14,860)	(395,118)	66,943
Net loss	$(174,954)	(174,954)						(174,954)

Foreign currency translation loss	(33,317)
Unrealized investment losses	(1,008)

Other comprehensive loss	(34,325)	(34,325)							(34,325)

Comprehensive loss	$(209,279)

Sale of warrants associated with convertible subordinated notes		217,071			217,071
Purchase of convertible note hedge associated with convertible subordinated notes		(382,261)			(382,261)
Tax benefit from the purchase of convertible note hedge		133,791			133,791
Stock options exercised		11,460	346,730	3	11,457
Tax benefit from the exercise of stock options, net of adjustment		2,826			2,826
Restricted stock award plan		10,784	125,625	1	10,783
Treasury stock acquired		(2,265)				40,059	(2,265)

BALANCE, DECEMBER 31, 2005		$612,171	58,445,405	$584	$1,166,166	372,843	$(17,125)	$(570,072)	$32,618

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(174,954)	$(73,813)	$83,858
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income tax (benefit) expense	(31,389)	40,081	32,437
Tax benefit from equity compensation	5,826	8,017	944
Debt exchange expense	—	28,230	—
Tax effect on conversion of convertible notes	—	(10,100)	—
Depreciation and amortization	89,967	59,016	45,135
Amortization of debt issuance costs	34,410	8,275	7,602
Stock-based compensation expense	10,784	5,372	2,224
Non-cash (gain) charge on early extinguishment of debt	(4,549)	2,313	3,615
Pension curtailment	—	(4,214)	—
Loss on disposals of property and equipment	1,107	1,423	—
Impairment charges	20,820	30,071	—
Acquired in-process research and development	201,815	185,700	—
Changes in operating assets and liabilities, net of effect from acquisitions:
Receivables	35,070	(105,523)	4,691
Inventory	(44,167)	(16,699)	(1,691)
Other assets	(36,528)	(27,042)	7,741
Accounts payable, accrued expenses and deferred revenues	94,523	47,864	17,477
Other liabilities	(17,004)	(367)	(3,792)

Net cash provided by operating activities	185,731	178,604	200,241

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(118,050)	(50,244)	(40,453)
Investments in non-marketable securities	—	—	(32,975)
Acquisition of CIMA LABS, net of cash acquired	—	(482,521)	—
Acquisition of Salmedix, net of cash acquired	(130,733)	—	—
Acquisition of TRISENOX	(69,722)	—	—
Acquisition of Zeneus, net of cash acquired	(365,786)	—	—
Acquisition of intangible assets	(33,459)	(45,771)	—
Sales and maturities of investments	149,072	90,973	143,815
Purchases of investments	(211,802)	(197,651)	(87,979)

Net cash used for investing activities	(780,480)	(685,214)	(17,592)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of common stock options	11,460	12,051	4,528
Acquisition of treasury stock	(2,265)	(1,168)	(1,703)
Payments on and retirements of long-term debt	(504,113)	(51,905)	(211,714)
Net proceeds from issuance of convertible subordinated notes	891,949	—	727,085
Proceeds from sale of warrants	217,071	—	178,315
Purchase of convertible note hedge	(382,261)	—	(258,584)

Net cash provided by (used for) financing activities	231,841	(41,022)	437,927

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(6,276)	6,177	9,026

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(369,184)	(541,455)	629,602
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	574,244	1,115,699	486,097

CASH AND CASH EQUIVALENTS, END OF YEAR	$205,060	$574,244	$1,115,699

Supplemental disclosures of cash flow information:
Cash payments for interest, net of capitalized interest	$16,595	$16,588	$25,947
Cash payments for income taxes	15,963	24,182	4,018
Non-cash financing activities:
Capital lease additions	2,303	2,337	830
Tax benefit from the purchase of convertible note hedge	133,791	—	90,500
Conversion of convertible notes into common stock	—	78,250	—

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

        Cephalon is an international biopharmaceutical company dedicated to the discovery, development and marketing of innovative products in four core therapeutic areas: central nervous system ("CNS") disorders, pain, cancer and addiction. In addition to conducting an active research and development program, we market four products in the United States and numerous products in various countries throughout Europe.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of assets and liabilities. Actual results may differ from those estimates.

Principles of Consolidation

        The consolidated financial statements include the results of our operations and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. We completed the acquisitions of issued share capital of Zeneus Holdings Limited and its wholly-owned subsidiaries ("Zeneus") on December 22, 2005, substantially all assets related to the TRISENOX injection business from Cell Therapeutics, Inc. ("CTI") and CTI Technologies, Inc., a wholly-owned subsidiary of CTI on July 18, 2005, outstanding capital stock of Salmedix, Inc. on June 14, 2005 and the outstanding shares of capital stock of CIMA LABS INC. ("CIMA LABS") on August 12, 2004. These acquisitions have been accounted for either as business combinations or asset purchases.

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

        Statement of Financial Accounting Standards ("SFAS") No. 95, "Statement of Cash Flows" requires that the effect of exchange rate changes on cash held in foreign currencies be reported as a separate item in the reconciliation of beginning and ending cash and cash equivalents. All other foreign currency cash flows are reported in the applicable line of the consolidated statement of cash flows using an approximation of the exchange rate in effect at the time of the cash flows.

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

Major U.S. Customers and Concentration of Credit Risk

        Our three largest products in terms of product sales, PROVIGIL® (modafinil) Tablets [C-IV], ACTIQ® (oral transmucosal fentanyl citrate) [C-II] and GABITRIL® (tiagabine hydrochloride), comprised approximately 86% of our worldwide net sales. Approximately 94% of PROVIGIL, ACTIQ and GABITRIL sales for the year ended December 31, 2005 were in the U.S. market. In the United States, we sell our products primarily to a limited number of pharmaceutical wholesalers without requiring collateral. We periodically assess the financial strength of these customers and establish allowances for anticipated losses, if necessary.

	% of total trade accounts receivable			% of worldwide net product sales
	For the period ended December 31,			For the year ended December 31,
	2005	2004	2003	2005	2004	2003
Major U.S. customers:
AmerisourceBergen Corporation	10%	14%	19%	19%	20%	22%
Cardinal Health, Inc.	33	31	23	37	36	33
McKesson Corporation	12	35	28	30	31	27

Total	55%	80%	70%	86%	87%	82%

        At December 31, 2005, trade accounts receivable of our major U.S. customers as a percentage of total trade accounts receivable of 55% decreased as compared to 80% at December 31, 2004. This decrease is primarily attributable to growth of our European business. For a summary of accounts receivable, see Note 4 herein.

Inventory

        Inventory is stated at the lower of cost or market value. Effective January 1, 2002, we began using the last-in, first-out ("LIFO") method for our domestic inventories. We use the first-in, first-out ("FIFO") method for the majority of our foreign inventories. See Note 5 herein.

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

Property and Equipment

        Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to 40 years. Property and equipment under capital leases are depreciated or amortized over the shorter of the lease term or the expected useful life of the assets. Expenditures for maintenance and repairs are charged to expense as incurred, while major renewals and betterments are capitalized.

        We capitalize interest in connection with the construction of plant and equipment.

Fair Value of Financial Instruments

        The carrying values of cash, cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate the respective fair values. The market value of our 2.0% convertible senior subordinated notes was $1.4 billion as compared to a carrying value of $920.0 million, the market value of our 2.5% convertible subordinated notes approximated the carrying value of $10.0 million, and the market value of our Zero Coupon convertible subordinated notes was $881.3 million as compared to a carrying value of $750.4 million, at December 31, 2005, based on quoted market values. The majority of our other debt instruments that were outstanding as of December 31, 2005 do not have readily ascertainable market values; however, management believes that the carrying values approximate the respective fair values.

Goodwill, Intangible Assets and Other Long-Lived Assets

        Goodwill represents the excess of purchase price over net assets acquired. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair-value-based test. Under SFAS No. 142 at July 1, 2005, we allocated goodwill to each of our reporting units based on their relative fair value, with $281.6 million of goodwill allocated to our United States segment and $87.9 million allocated to our Europe segment. We completed our annual test of impairment of goodwill in each segment at July 1, 2005 and concluded that there was no impairment.

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

Revenue Recognition

        In the United States, we sell our products to pharmaceutical wholesalers, the largest three of which account for 86% of our worldwide net sales for the year ended December 31, 2005. Decisions made by these wholesalers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) can materially affect the level of our sales in any particular period and thus may not correlate to the number of prescriptions written for our products as reported by IMS Health Incorporated. We believe that speculative buying of product, particularly in anticipation of possible price increases, has been the historic practice of many pharmaceutical wholesalers. In past years, we attempted to minimize these fluctuations both by providing, from time to time, discounts to our customers to stock normal amounts of inventory (which we had historically defined as approximately one month's supply at our current sales level) and by canceling orders if we believe a particular customer is speculatively buying inventory in anticipation of possible price increases.

        Over the past two years, our wholesaler customers, as well as others in the industry, began modifying their business models from arrangements where they derive profits from the management of various discounts and rebates, to arrangements where they charge a fee for their services. In connection with this new wholesaler business model, we finalized wholesaler service agreements in the third quarter of 2005 with our major wholesaler customers. These agreements obligate the wholesalers to provide us with periodic retail demand information and current inventory levels for our products held at their warehouse locations; additionally, the wholesalers have agreed to manage the variability of their purchases and inventory levels within specified limits based on product demand.

        As of December 31, 2005, we received information from our three largest U.S. wholesaler customers about the levels of inventory they held for our products. Based on this information, which we have not independently verified, we believe that total inventory held at these wholesalers is approximately 2 to 3 weeks supply at our current sales levels. Sales recorded for the year ended December 31, 2005 were generally representative of underlying demand for the products.

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

        Reimbursement rates of research and development activities under collaborative agreements vary according to the terms of the individual agreements. Costs incurred related to collaborative agreements and reflected in our operating expenses approximated $33.6 million, $27.9 million and $46.1 million for the years ended December 31, 2005, 2004, and 2003, respectively.

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

Acquired In-Process Research and Development

        Purchased in-process research and development ("IPR&D") represents the estimated fair value assigned to research and development projects acquired in a purchase business combination that have not been completed at the date of acquisition and which have no future alternative use. Accordingly, these costs are charged to expense as of the acquisition date.

        The value assigned to purchased in-process technology is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projections used to value IPR&D were, in some cases, reduced based on the probability of developing a new drug, and considered the relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from such projects are based on management's estimates of cost of sales, operating expenses, and income taxes from such projects. The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations.

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

Other Comprehensive Income

        We follow SFAS No. 130, "Reporting Comprehensive Income." This statement requires the classification of items of other comprehensive income by their nature and disclosure of the accumulated balance of other comprehensive income, separately within the equity section of the balance sheet. The balance in accumulated other comprehensive income due to foreign currency translation adjustment gains was $33.6 million and $66.9 million as of December 31, 2005 and 2004, respectively. The balance in accumulated other comprehensive income due to unrealized investment losses was $1.0 million, net of tax, as of December 31, 2005 and negligible as of December 31, 2004.

Stock-based Compensation

        We account for stock option plans and restricted stock award plans in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for stock options since all options granted had an exercise price equal to the market value of the underlying stock on the grant date. Restricted stock awards are expensed. See Note 13 herein. The following table illustrates the effect on pro forma net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation."

	Year ended December 31,
	2005	2004	2003
Net income (loss), as reported	$(174,954)	$(73,813)	$83,858
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax	6,826	3,187	896
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(30,163)	(40,035)	(34,799)

Pro forma net income (loss)	$(198,291)	$(110,661)	$49,955

Earnings (loss) per share:
Basic income (loss) per share, as reported	$(3.01)	$(1.31)	$1.49
Basic income (loss) per share, pro forma	$(3.42)	$(1.96)	$0.89
Diluted income (loss) per share, as reported	$(3.01)	$(1.31)	$1.42
Diluted income (loss) per share, pro forma	$(3.42)	$(1.96)	$0.87

        The fair value of each option grant at the grant date is calculated using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants in 2005, 2004 and 2003:

	2005	2004	2003
Risk free interest rate	4.41%	3.87%	3.44%
Expected life (years)	6.5	6.5	6.0
Expected volatility	50%	66%	67%
Expected dividend yield	—%	—%	—%

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

Reclassifications

        Certain reclassifications of prior year amounts have been made to conform to the current year presentation. In the December 31, 2004 balance sheet, certain reclassifications and netting of assets and liabilities have been made to conform with the current year presentation including deferred tax accounts.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Recent Accounting Pronouncements

        In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs," which requires abnormal amounts of idle capacity and spoilage costs to be excluded from the cost of inventory and expensed when incurred. This Statement is effective for fiscal years beginning after June 15, 2005. We believe the adoption of this statement effective January 1, 2006 will not have a significant impact on our 2006 consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 123(R) (revised 2004) "Share-Based Payment." SFAS No. 123(R) requires employee stock-based compensation to be measured based on the grant-date fair value of the awards and the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. The Statement eliminates the alternative use of APB No. 25's intrinsic value method of accounting for awards, which is our accounting policy for stock options. See Note 1 herein for the pro forma impact of compensation expense from stock options on net earnings and earnings per share. SFAS No. 123(R) is effective as of January 1, 2006. We will adopt the provisions of SFAS No. 123(R) on a modified, prospective basis. We expect the impact of adoption of this statement in 2006 to be approximately $20.0 million, net of tax, assuming a tax rate of 36.7 percent and other key assumptions remain constant since adoption and that any stock option grants that may be made during 2006 are excluded.

        In March 2005, the FASB issued final guidance that clarifies how companies should account for "conditional" asset retirement obligations. FASB Interpretation Accounting for Conditional Asset Retirement Obligations ("FIN 47"), deals with obligations to perform asset retirement activities in which the timing and (or) method of settlement are conditional on a future event (e.g., legal requirements surrounding asbestos handling and disposal that are triggered by demolishing or renovating a facility). This guidance requires companies to recognize liabilities for these obligations. We have adopted FIN 47 at December 31, 2005. This interpretation did not have a material effect on our financial position, liquidity or results of operations.

2.    ACQUISITIONS

  CIMA LABS INC.

        On August 12, 2004, we completed our acquisition of CIMA LABS. Under the Agreement and Plan of Merger dated November 3, 2003, we acquired each outstanding share of CIMA LABS common stock for $34.00 per share in cash. The total cash paid to CIMA LABS stockholders in the transaction was approximately $482.5 million, net of CIMA LABS' existing cash on hand, or $409.4 million, net of its cash, cash equivalents and investments. As a result of the acquisition, we obtained the rights to CIMA LABS' fentanyl effervescent buccal tablets ("FEBT") product candidate, for which we recently filed a New Drug Application ("NDA") with the U.S. Food and Drug Administration ("FDA") for the treatment of breakthrough cancer pain in opioid-tolerant patients. Fentanyl effervescent buccal tablets utilize an enhanced absorption transmucosal drug delivery technology that we believe may facilitate the rapid onset of pain relief in such patients. We are targeting approval of this product by the FDA in late 2006.

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

        Of the $113.1 million of acquired intangible assets, $70.0 million was assigned to the DuraSolv® technology with an estimated useful life of 14 years, $32.7 million was assigned to the OraSolv® technology with a weighted average estimated useful life of approximately 6 years, and $10.4 million was assigned to the developed OraVescent® technology with an estimated useful life of 15 years. During the fourth quarter of 2005, goodwill was reduced by $9.0 million as a result of a reassessment of the realizability of certain deferred tax assets.

        Our purchase price allocation was finalized during 2005. We allocated $185.7 million of the purchase price to IPR&D projects. At the acquisition date, CIMA LABS' ongoing research and development initiatives were primarily involved with the development and commencement of Phase 3 clinical trials of FEBT (at a total cost of approximately $5.6 million), and several other minor ongoing research and development projects. As of the year ended December 31, 2005, we spent an additional $17.3 million on the FEBT project and do not expect to incur significant additional charges to complete this project. The estimated revenues for the in-process projects, including FEBT, are expected to be recognized from 2006 through 2019. A discount rate of 28 percent was used to value the project. We believe that this discount rate was commensurate with the project stage of development and the uncertainties in the economic estimates described above. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs in the amount of $185.7 million were charged to expense in the third quarter of 2004.

        The results of operations for CIMA LABS have been included in our consolidated statements since the acquisition date of August 12, 2004.

  SALMEDIX, INC.

        On June 14, 2005, we completed our acquisition of Salmedix, Inc. Under the Agreement and Plan of Merger dated May 12, 2005, we acquired all of the outstanding capital stock of Salmedix for $160.9 million in cash and future payments totaling up to $40 million upon achievement of certain regulatory milestones. The acquisition was funded from our existing cash on hand and was accounted for as an asset acquisition, as Salmedix is a development stage company. As a result of the acquisition, we obtained the rights to market TREANDA™ (bendamustine hydrochloride) for which we are enrolling patients in Phase 3 clinical trials in the United States and Canada for the treatment of indolent (slowly progressing) non-Hodgkin's lymphoma ("NHL"), a type of hematologic malignancy. Of the purchase price, $30.8 million has been allocated to the fair value of the tangible net assets and liabilities as of the acquisition date, with the remaining purchase price of $130.1 million allocated to IPR&D relating primarily to TREANDA. Upon acquisition, we recognized a net deferred tax asset of $4.3 million relating to the U.S. federal and state net operating losses and tax credits acquired from Salmedix. In the fourth quarter of 2005, we reversed a portion of the previously recorded valuation allowance as we believe it is more likely than not that the related deferred tax assets will be recovered. The results of operations for Salmedix have been included in our consolidated financial statements as of the acquisition date.

  VIVITROL LICENSE AND COLLABORATION

        In June 2005, we entered into a license and collaboration agreement with Alkermes, Inc. to develop and commercialize VIVITROL™ (naltrexone for extended-release injectable suspension) in the United States. Concurrent with the execution of this agreement, we entered into a supply agreement under which Alkermes will provide to us finished commercial supplies of VIVITROL. VIVITROL is an investigational drug in development by Alkermes for the treatment of alcohol dependence.

        Alkermes submitted an NDA for VIVITROL to the FDA on March 31, 2005 and on December 28, 2005, we announced that the FDA had issued an approvable letter for VIVITROL. We made an initial payment of $160 million cash to Alkermes upon execution of the agreement, all of which has been recorded as an IPR&D charge as the product has not yet received FDA approval. In the fourth quarter of 2005, we reversed the previously recorded valuation allowance on the majority of the potential tax benefit related to the acquired product rights as we believe it will now be realized. We also have agreed to make an additional cash payment of $110 million to Alkermes if VIVITROL is approved by the FDA. Alkermes also could receive up to an additional $220 million in milestone payments from us upon attainment of certain agreed-upon sales levels of VIVITROL.

        Cephalon and Alkermes have formed a joint steering committee that will share responsibility for the commercialization, development and supply strategy for VIVITROL. We will have primary responsibility for the commercialization of VIVITROL, while Alkermes will be responsible for obtaining marketing approval and manufacturing the product. Until the later of December 31, 2007 or 18 months following FDA approval of the product, Alkermes is responsible for any cumulative losses up to $120 million and we are responsible for any cumulative losses in excess of $120 million. Pre-tax profit, as adjusted for certain items, and losses incurred after the later of December 31, 2007 or 18 months following FDA approval will be split equally between the parties. We will recognize all product sales following commercial launch.

  TRISENOX

        On July 18, 2005, we completed the acquisition of substantially all assets related to the TRISENOX® (arsenic trioxide) injection business from CTI and CTI Technologies, Inc., a wholly-owned subsidiary of CTI, for $69.7 million in cash, funded from our existing cash on hand. The acquisition agreement provides for contingent future cash payments to CTI, totaling up to $100.0 million, upon the achievement of certain label expansion and sales milestones. TRISENOX is indicated as a single agent for the treatment of patients with relapsed or refractory acute promyelocytic leukemia ("APL"), a life-threatening hematologic cancer. The results of operations of TRISENOX have been included in the consolidated statements of operations since the acquisition date.

        The acquisition of the assets related to the TRISENOX business has been accounted for as a business combination. At the date of acquisition, the fair value of assets and liabilities acquired equaled $114.0 million, consisting of $0.7 million of net working capital, $113.0 million of intangible assets, $0.5 million of acquired IPR&D (which was expensed in the third quarter of 2005), net deferred tax assets of $15.6 million and deferred tax liabilities of $15.8 million. We finalized our purchase price allocation during the fourth quarter of 2005.

        The fair value of acquired net assets exceeded the cost by $42.4 million. Because the acquisition agreement provides for contingent consideration up to $100 million, the $42.4 million excess of fair value of acquired net assets over cost has been recognized as a liability at the date of acquisition in accordance with SFAS 141. When the contingencies are resolved, any contingent consideration amounts paid will reduce this liability. Any excess of the contingent payments over this liability will be recognized as an additional cost of the TRISENOX acquisition. Any excess of this liability over the contingent payments will reduce the recognized value of the acquired net assets on a pro rata basis.

        All of the intangible assets acquired relate to the developed TRISENOX technology with estimated useful lives between eight and 13 years.

  ZENEUS HOLDINGS LIMITED

        On December 22, 2005, we completed our acquisition of all of the issued share capital of Zeneus. Total consideration paid in connection with the acquisition was $365.8 million. Total purchase price after transaction costs and other working capital adjustments was $385.6 million including $19.8 million of cash acquired. Zeneus is a European specialty pharmaceutical company headquartered in the United Kingdom. Zeneus has three key products that are currently marketed in key European countries: Myocet, used in the treatment of metastatic breast cancer; Abelcet, used as an antifungal treatment; and Targretin, used in the treatment for cutaneons T-cell lymphoma patients. Key customer targets are oncologists, hematologists and dermatologists.

        The total purchase price of $385.6 million consists of $375.5 million for all the outstanding shares of Zeneus and $10.1 million paid for transaction costs and the settlement of other seller related liabilities. The acquisition was funded from our existing cash and short-term investments.

        The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition:

At December 22, 2005
Cash and cash equivalents	$19,792
Receivables	29,577
Inventory	12,085
Other current assets	1,238
Property, plant and equipment	1,319
Intangible assets	236,300
Acquired in-process research and development	71,200
Goodwill	114,581

Total assets acquired	486,092

Other liabilities	(29,624)
Deferred tax liability	(70,890)

Total liabilities assumed	(100,514)

Net assets acquired	$385,578

        Of the $236.3 million of acquired intangible assets, $182.5 million was assigned to the Myocet-related technology with an estimated useful life of 20 years, $26.1 million was assigned to Abelcet-related technology with an estimated useful life of approximately 20 years, $8.6 million was assigned to the Targretin technology with an estimated useful life of 9 years and $19.1 was assigned to non core products with an average estimated useful life of 20 years. All of the $114.6 million of goodwill was assigned to our Europe segment and none of this goodwill is expected to be deductible for income tax purposes.

        We allocated $71.2 million of the purchase price to an IPR&D project related to Myocet for use in the U.S. market. Myocet has not been approved by the FDA in the U.S., thus the estimated value of $71.2 million relating to the U.S. Myocet technology is considered IPR&D. At the acquisition date, Zeneus had several early stage projects that were not assigned any value based on Management's view of the likelihood of positive outcomes. The estimated revenue for the in-process project is expected to be recognized from 2008 through 2025. A discount rate of 16 percent was used to value the project. We believe that this discount rate was commensurate with the project stage of development and the uncertainties in the economic estimates described above. See Note 1 herein for a description of our policy as it relates to IPR&D.

        At the date of acquisition, the project had not yet reached commercialization and the development in progress had no alternative future uses. Accordingly, these costs in the amount of $71.2 million were charged to expense in the fourth quarter of 2005. Our remaining costs to complete this project are expected to be minimal.

        The purchase price allocation is still being finalized. We expect to finalize the allocation by the end of the second quarter of 2006.

  UNAUDITED PRO FORMA INFORMATION

        The following unaudited pro forma information shows the results of our operations for the years ended December 31, 2005, 2004 and 2003 as though the acquisitions of CIMA LABS, included in 2004 and 2003, and Zeneus, included in 2005 and 2004, had occurred as of the beginning of the periods presented:

	For the year ended December 31,
	2005	2004	2003
Total revenues	$1,305,404	$1,124,920	$790,883
Net income (loss)	$(195,601)	$(103,927)	$71,442
Basic and diluted net income (loss) per common share:
Basic income (loss) per common share	$(3.37)	$(1.84)	$1.27
Diluted income (loss) per common share	$(3.37)	$(1.84)	$1.23

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

3.    CASH, CASH EQUIVALENTS AND INVESTMENTS

        At December 31, cash, cash equivalents and investments consisted of the following:

	2005	2004
Cash and cash equivalents:
Demand deposits	$116,931	$80,910
Repurchase agreements	44,660	196,215
Commercial paper	31,489	244,496
Asset-backed securities	11,980	34,973
Bonds	—	17,650

	205,060	574,244

Short-term investments (at market value):
U.S. government agency obligations	84,469	107,803
Asset-backed securities	48,158	37,023
Bonds	127,602	61,738
Non-U.S. corporate obligations	—	4,063
Commercial paper	18,801	6,805

	279,030	217,432

	$484,090	$791,676

        The contractual maturities of our investments in cash, cash equivalents, and investments at December 31, 2005 are as follows:

Less than one year	$456,132
Greater than one year but less than two years	24,055
Greater than two years	3,903

$484,090

4.    RECEIVABLES, NET

        At December 31, receivables consisted of the following:

	2005	2004
Trade receivables	$177,897	$187,375
Receivables from collaborations	4,877	14,099
Other receivables	21,934	10,466

	204,708	211,940
Less reserve for sales discounts and allowances	(5,622)	(3,715)

	$199,086	$208,225

        Trade receivables are recorded at the invoiced amount and do not bear interest. Our allowance for doubtful accounts is our best estimate of probable credit losses in our existing accounts receivable. We determine the allowance based on a percentage of trade receivables past due, specific customer issues, and a reserve related to our specific historical write-off experience and general industry experience. We review and adjust our allowance for doubtful accounts quarterly. Receivable balances or specific customer issues are written off against the allowance when we feel that it is probable that the receivable amount will not be recovered. Certain European receivable balances with government operated hospitals are over 90 days past due but we believe are collectible and are therefore, not reserved. In the past, our historical write-off experience has not been significant. We do not have any off-balance sheet credit exposure related to our customers.

5.    INVENTORY, NET

        At December 31, inventory consisted of the following:

	2005	2004
Raw material	$67,164	$31,511
Work-in-process	28,430	4,286
Finished goods	42,292	50,832

	$137,886	$86,629

        Our domestic inventories and certain of our foreign inventories are valued using the last-in, first-out ("LIFO") method. The excess of current or replacement cost over LIFO inventory value was $2.0 million at December 31, 2005 and the excess of LIFO inventory value over current or replacement cost was $0.3 million at December 31, 2004.

        The majority of our foreign inventories are valued using the first-in, first-out ("FIFO") method. Inventories valued using the FIFO method were $46.0 million and $31.8 million at December 31, 2005 and 2004, respectively.

        We capitalize inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management's judgment of probable future commercial use and net realizable value. We could be required to expense previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential factors. We had $51.1 million and $21.9 million of capitalized inventory costs for pre-launch products for the years ended December 31, 2005 and 2004, respectively.

6.    PROPERTY AND EQUIPMENT, NET

        At December 31, property and equipment consisted of the following:

	Estimated Useful Lives	2005	2004
Land and improvements	—	$9,019	$9,425
Buildings and improvements	3-40 years	162,808	129,753
Laboratory, machinery and other equipment	3-15 years	145,916	120,375
Construction in progress	—	97,527	62,638

		415,270	322,191
Less accumulated depreciation and amortization		(91,440)	(77,357)

		$323,830	$244,834

        Depreciation and amortization expense related to property and equipment, excluding depreciation related to assets used in the production of inventory, was $26.7 million, $15.0 million and $11.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. We had $14.9 million of capitalized software costs included in construction in progress at December 31, 2005.

7.    INTANGIBLE ASSETS, NET AND OTHER ASSETS

        Other intangible assets consisted of the following:

		December 31, 2005			December 31, 2004
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology acquired from Group Lafon	10-15 years	$132,000	$39,467	$92,533	$132,000	$29,600	$102,400
Trademarks/tradenames acquired from Group Lafon	15 years	16,000	4,267	11,733	16,000	3,200	12,800
GABITRIL product rights	9-15 years	115,371	38,053	77,318	119,352	29,859	89,493
Novartis CNS product rights	10 years	—	—	—	41,641	16,656	24,985
ACTIQ marketing rights	10 years	75,465	31,359	44,106	75,465	23,707	51,758
Modafinil marketing rights	10 years	8,937	2,896	6,041	10,288	2,314	7,974
DuraSolv® technology	14 years	70,000	6,696	63,304	70,000	1,826	68,174
OraSolv® technology	6 years	32,700	7,210	25,490	32,700	1,966	30,734
ORAVESCENT® technology	15 years	10,400	930	9,470	10,400	254	10,146
NAXY® and MONO-NAXY® product rights	5 years	38,503	7,780	30,723	44,343	176	44,167
TRISENOX product rights	8-13 years	112,942	4,494	108,448	—	—	—
Trademarks/tradenames acquired from Zeneus	9-20 years	236,300	—	236,300	—	—	—
Other product rights	5-14 years	50,125	12,717	37,408	22,283	15,512	6,771

		$898,743	$155,869	$742,874	$574,472	$125,070	$449,402

        Other intangible assets are amortized over their estimated useful economic life using the straight line method. Amortization expense was $57.7 million, $37.8 million and $33.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Estimated amortization expense of intangible assets for each of the next five years is approximately $74.1 million in 2006, $72.8 million in 2007 and 2008, $72.6 million in 2009 and $62.7 million in 2010.

  Impairment Charges

        As a result of the negotiations with Novartis in the fourth quarter of 2005 and the termination of the PROVIGIL distribution agreement in the United Kingdom in March 2006, we determined that the carrying value of our investment in Novartis CNS product rights was fully impaired and we recorded an impairment charge of $20.8 million in our fourth quarter of 2005 results of operations.

        In January 2003, we purchased from MDS Proteomics Inc. ("MDSP"), a privately-held Canadian company and a subsidiary of MDS Inc., a $30.0 million convertible note due 2010 and entered into a five-year research agreement focused on accelerating the clinical development of our pipeline of small chemical compounds. In 2004, MDSP decided to change its business model to focus upon the provision of services to the pharmaceutical and biotechnology industries.

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

8.    ACCRUED EXPENSES

        At December 31, accrued expenses consisted of the following:

	2005	2004
Accrued compensation and benefits	$37,707	$27,692
Accrued income taxes	15,898	15,263
Accrued clinical trial fees	19,499	16,494
Accrued research and development	15,794	9,881
Accrued sales and marketing costs	22,655	18,065
Accrued contractual sales allowances	44,738	26,649
Accrued product sales returns allowances	22,598	11,727
Accrued product related costs	47,787	10,939
Other accrued expenses	65,068	33,726

	$291,744	$170,436

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

9.    LONG-TERM DEBT

        At December 31, long-term debt consisted of the following:

	2005	2004
2.0% convertible senior subordinated notes due June 1, 2015	$920,000	$—
2.5% convertible subordinated notes due December 2006	10,007	521,750
Change in fair value of hedged portion of 2.5% convertible notes	—	(1,772)
Zero Coupon convertible subordinated notes first putable June 2008 (Old)	313	303
Zero Coupon convertible subordinated notes first putable June 2010 (Old)	99	102
Zero Coupon convertible subordinated notes first putable June 2008 (New)	374,958	374,697
Zero Coupon convertible subordinated notes first putable June 2010 (New)	375,070	374,898
Mortgage and building improvement loans	8,975	9,721
Capital lease obligations	3,658	3,270
Other	3,177	6,555

Total debt	1,696,257	1,289,524
Less current portion	(933,160)	(5,114)

Total long-term debt	$763,097	$1,284,410

        Aggregate maturities of long-term debt are as follows:

2006	$933,160
2007	3,275
2008	378,247
2009	2,318
2010	376,567
2011 and thereafter	2,690

$1,696,257

        During the fourth quarter of 2005, our 2.0% convertible senior subordinated notes due June 1, 2015 (the "2.0% Notes") became convertible. As a result, the 2.0% Notes have been classified as a current liability on our balance sheet and the related deferred debt issuance costs of $27.1 million have been written off as of December 31, 2005. In January 2006, our 2008 and 2010 Zero Coupon Notes became convertible and the related deferred debt issuance costs of $13.1 million will be written off during the quarter ended March 31, 2006. As of the filing date of this report, our 2.0% Notes and Zero Coupon Notes are considered to be current liabilities and will be presented in current portion of long-term debt in our March 31, 2006 consolidated balance sheet unless our stock price decreases to a level where these notes are no longer convertible.

        In the event that a significant conversion did occur, we believe that we have the ability to fund the payment of principal amounts due through a combination of utilizing our existing cash on hand, raising money in the capital markets or selling our note hedge instruments for cash.

2.0% Convertible Senior Subordinated Notes

        In June and July 2005, we issued through a public offering $920 million of 2.0% Notes. Interest on the 2.0% Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2005.

        The 2.0% Notes are subordinated to our existing and future senior indebtedness and senior to our existing and future subordinated indebtedness. The 2.0% Notes are convertible prior to maturity, subject to certain conditions described below, into cash and shares of our common stock at an initial conversion price of $46.70 per share, subject to adjustment (equivalent to a conversion rate of approximately 21.4133 shares per $1,000 principal amount of 2.0% Notes).

        The 2.0% Notes also contain a restricted convertibility feature that does not affect the conversion price of the 2.0% Notes but, instead, places restrictions on a holder's ability to convert their 2.0% Notes into shares of our common stock (the "conversion shares"). A holder may convert the 2.0% Notes prior to December 1, 2014 only if one or more of the following conditions are satisfied:

  •
  if, on the trading day prior to the date of surrender, the closing sale price of our common stock is more than 120% of the applicable conversion price per share (the "conversion price premium");

  •
  if the average of the trading prices of the 2.0% Notes for any five consecutive trading day period is less than 100% of the average of the conversion values of the 2.0% Notes during that period; or

  •
  if we make certain significant distributions to our holders of common stock; we enter into specified corporate transactions; or our common stock ceases to be approved for listing on the Nasdaq National Market and is not listed for trading on a U.S. national securities exchange or any similar U.S. system of automated securities price dissemination.

        Holders also may surrender their 2.0% Notes for conversion anytime after December 1, 2014 and on or prior to the close of business on the business day immediately preceding the maturity date, regardless if any of the foregoing conditions have been satisfied. Upon the satisfaction of any of the foregoing conditions as of the last day of the reporting period, or during the twelve months prior to December 1, 2014, we would classify the then-aggregate principal balance of the 2.0% Notes as a current liability on our balance sheet and would write off to expense all remaining unamortized debt issuance charges.

        Each $1,000 principal amount of the 2.0% Notes is convertible into cash and shares of our common stock, if any, based on an amount (the "Daily Conversion Value"), calculated for each of the twenty trading days immediately following the conversion date (the "Conversion Period"). The Daily Conversion Value for each trading day during the Conversion Period for each $1,000 aggregate principal amount of the 2.0% Notes is equal to one-twentieth of the product of the then applicable conversion rate multiplied by the volume weighted average price of our common stock on that day.

        For each $1,000 aggregate principal amount of the 2.0% Notes surrendered for conversion, we will deliver the aggregate of the following for each trading day during the Conversion Period:

  (1)
  if the Daily Conversion Value for each trading day for each $1,000 aggregate principal amount of the 2.0% Notes exceeds $50.00, (a) a cash payment of $50.00 and (b) the remaining Daily Conversion Value in shares of our common stock; or

  (2)
  if the Daily Conversion Value for each trading day for each $1,000 aggregate principal amount of the 2.0% Notes is less than or equal to $50.00, a cash payment equal to the Daily Conversion Value.

        If the 2.0% Notes are converted in connection with certain fundamental changes that occur prior to June 2015, we may be obligated to pay an additional (or "make whole") premium with respect to the 2.0% Notes so converted.

  Convertible Note Hedge and Warrant Agreements

        Concurrent with the sale of the 2.0% Notes, we purchased Convertible Note Hedges from Deutsche Bank AG ("DB") at a cost of $382.3 million. We also sold to DB warrants to purchase an aggregate of 19,700,214 shares of our common stock and received net proceeds from the sale of these warrants of $217.1 million. Taken together, the Convertible Note Hedge and warrant agreements have the effect of increasing the effective conversion price of the 2.0% Notes from our perspective to $67.92 per share. At our option, the warrants may be settled in either net cash or net shares. The Convertible Note Hedge must be settled using net shares. Under the Convertible Note Hedge, DB will deliver to us the aggregate number of shares we are required to deliver to a holder of 2.0% Notes that presents such notes for conversion. If the market price per share of our common stock is above $67.92 per share, we will be required to deliver either shares of our common stock or cash to DB representing the value of the warrants in excess of the strike price of the warrants. In accordance with Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock" ("EITF No. 00-19") and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," we recorded the Convertible Note Hedges and warrants in additional paid in capital, and will not recognize subsequent changes in fair value. We also recognized a deferred tax asset of $133.8 million for the effect of the future tax benefits related to the Convertible Note Hedge.

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

2.5% Convertible Subordinated Notes

        In December 2001, we completed a private placement of $600.0 million of 2.5% convertible subordinated notes due December 2006 (the "2.5% Notes"). Debt issuance costs of $21.3 million were originally capitalized in other assets. $7.6 million of debt issuance costs were written off in conjunction with the debt exchange and the cash tender offer described below. $0.1 million of debt issuance costs remain at December 31, 2005. Interest on the notes is payable each June 15 and December 15, beginning June 15, 2002. The notes are convertible into our common stock at a conversion price of $81.00 per share, subject to adjustment in certain circumstances. The notes became redeemable at our option on and after December 20, 2004.

        In July 2004, a holder of the 2.5% Notes approached us, and we agreed, to exchange $78.3 million of these outstanding notes for 1,518,169 shares of our common stock. We recognized debt exchange expense of $28.2 million in the third quarter of 2004 relating to these early exchanges in accordance with SFAS No. 84, "Induced Conversion of Convertible Debt." We also recognized the tax effect of this exchange of $10.1 million as a reduction of additional paid-in capital in our statement of stockholders' equity and as a tax benefit in our statement of operations for the year ended December 31, 2004.

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

        In November 2004, we commenced an offer to exchange our Zero Coupon Convertible Subordinated Notes Due 2033, First Putable June 15, 2008 (the "New 2008 Notes"), and our Zero Coupon Convertible Subordinated Notes Due 2033, First Putable June 15, 2010 (the "New 2010 Notes" and, together with the New 2008 Notes, the "New Notes"), for any and all of our outstanding Old 2008 Notes and Old 2010 Notes. Upon expiration of the exchange offer, we issued $374.7 million principal amount at maturity of New 2008 Notes in exchange for a like principal amount at maturity of our outstanding Old 2008 Notes and $374.9 million principal amount at maturity of New 2010 Notes in exchange for a like principal amount at maturity of our outstanding Old 2010 Notes. There remains outstanding $0.3 million and $0.1 million of the Old 2008 and Old 2010 Notes, respectively, as of December 31, 2005.

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

  Convertible Note Hedge

        Concurrent with the private placement of the Old Notes, we purchased a Convertible Note Hedge from Credit Suisse First Boston International ("CSFBI") at a cost of $258.6 million. We also sold to CSFBI warrants to purchase an aggregate of 12,939,689 shares of our common stock and received net proceeds from the sale of $178.3 million. In connection with our exchange of Old Notes for New Notes, we amended the Convertible Note Hedge to reflect the mandatory net share settlement feature of the New Notes. Taken together, the Convertible Note Hedge and warrants have the effect of increasing the effective conversion price of the New Notes from our perspective to $72.08, a 50% premium to the last reported NASDAQ composite bid for our common stock on the day preceding the date of the original agreements. At our option, the warrants may be settled in either net cash or net shares; the Convertible Note Hedge must be settled using net shares. Under the Convertible Note Hedge, CSFBI will deliver to us the aggregate number of shares we are required to deliver to a holder of New Notes that presents such New Notes for conversion, provided, however, that if the market price per share of our common stock is above $72.08, we will be required to deliver either shares of our common stock or cash to CSFBI representing the value of the warrants in excess of the strike price of the warrants. In accordance with Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock" and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," we recorded the Convertible Note Hedge and warrants in additional paid in capital as of June 30, 2003, and do not recognize subsequent changes in fair value. We also recognized a deferred tax asset of $90.5 million in the second quarter of 2003 for the effect of the future tax benefits related to the Convertible Note Hedge.

        The warrants have a strike price of $72.08. Of the total warrants sold, 6,302,521 warrants expire on June 15, 2008, with the remaining 6,637,168 warrants expiring on June 15, 2010. The warrants are exercisable only on the respective expiration dates (European style) or upon the conversion of the notes, if earlier.

Gain (Charge) on Early Extinguishment of Debt

        For the year ended December 31, 2005, $2.1 million was recognized in our financial statements as a gain on early extinguishment of debt as follows:

	Principal Amount	Discount	Write-off of unamortized debt issuance costs	Professional Fees	Loss on termination of interest rate swap	Total gain on early extinguishment of debt
2.5% convertible subordinated notes repurchased in July 2005	$512,000	$12,794	$(5,326)	$(65)	$(5,318)	$2,085

        For the year ended December 31, 2004, $2.3 million was recognized in our financial statements as a (charge) on early extinguishment of debt as follows:

	Principal Amount	Premium	Write-off of unamortized debt issuance costs	Total (charge) on early extinguishment of debt
3.875% convertible subordinated notes repurchased in March 2004	$10,000	$(950)	$(11)	$(961)
3.875% convertible subordinated notes repurchased in August 2004	33,000	(1,320)	(32)	(1,352)

Total for 2004	$43,000	$(2,270)	$(43)	$(2,313)

        For the year ended December 31, 2003, $9.8 million was recognized in our financial statements as a (charge) on early extinguishment of debt as follows:

	Principal Amount	Premium	Write-off of unamortized debt issuance costs	Total (charge) on early extinguishment of debt
5.25% Notes redeemed in July 2003	$174,000	$(5,481)	$(3,598)	$(9,079)
3.875% Notes purchased in July 2003	12,000	(720)	(17)	(737)

Total for 2003	$186,000	$(6,201)	$(3,615)	$(9,816)

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

        In November 2002, the Pennsylvania Industrial Development Board ("PIDA") authorized the write-off of the outstanding principal balance of $5.3 million due on a loan granted by PIDA in 1995, contingent upon the commencement of construction of a new headquarters facility in the Commonwealth of Pennsylvania no later than June 30, 2004 and our creation of a specified number of new jobs in the Commonwealth. At its meeting held June 8, 2004, the PIDA Board approved the extension of the construction deadline until December 31, 2005, subject to the requirement that, effective July 1, 2004, we must commence payment of interest only on the original loan. In January 2006, the PIDA board voted to extend the deadline to December 31, 2007 for the job creation obligations, and eliminated the requirement to commence construction of a new headquarters facility by December 31, 2005. If the PIDA Board determines not to grant an extension to the December 31, 2007 job-creation deadline or we do not meet these job-creation obligations, we will be required to resume payment of principal on the original loan in addition to the payment of interest.

10.    EARNINGS PER SHARE ("EPS")

        We compute income per common share in accordance with SFAS No. 128, "Earnings Per Share." Basic income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted income per common share is computed based on the weighted average shares outstanding and the dilutive impact of common stock equivalents outstanding during the period. The dilutive effect of employee stock options, restricted stock awards, the Zero Coupon Convertible Notes issued in December 2004 (the "New Zero Coupon Notes"), the 2.0% Notes and the warrants are measured using the treasury stock method. The dilutive effect of our other convertible notes, including the remaining outstanding portions of the 2.5% Notes and the Old Zero Coupon Notes, are measured using the "if-converted" method. Common stock equivalents are not included in periods where there is a loss, as they are anti-dilutive.

        The 2.0% Notes and New Zero Coupon Notes each are considered to be instrument C securities as defined by EITF 90-19, "Convertible Bonds with Issuer Option to Settle for Cash upon Conversion"; therefore, these notes are included in the dilutive earnings per share calculation using the treasury stock method. Under the treasury stock method, we must calculate the number of shares issuable under the terms of these notes based on the average market price of the stock during the period, and include that number in the total diluted shares figure for the period. Since the average share price of our stock during the fourth quarter of 2005 exceeded the conversion price of $46.70 for the 2.0% Notes, the impact of these notes during the period was an additional 1.4 million of incremental shares included to calculate diluted EPS. Since the average share price of our stock during the fourth quarter of 2005 did not exceed the conversion prices of $56.50 and $59.50 for the New Zero Coupon Notes, there was no impact of these notes on diluted shares or diluted EPS during the period. Since the average share price of our stock during the year ended December 31, 2005 did not exceed the conversion prices of $46.70 for the 2.0% Notes and $56.50 and $59.50 for the New Zero Coupon Notes and there was a net loss for the year ended December 31, 2005, there was no impact of these notes on diluted shares or diluted EPS during the period.

        We have entered into Convertible Note Hedge and warrant agreements that, in combination, have the economic effect of reducing the dilutive impact of the 2.0% Notes and the New Zero Coupon Notes by increasing the effective conversion price for these notes, from our perspective, to $67.92 and $72.08, respectively. SFAS No. 128, however, requires us to analyze separately the impact of the Convertible Note Hedge and warrant agreements on diluted EPS. As a result, the purchases of the Convertible Note Hedges are excluded because their impact will always be anti-dilutive. SFAS No. 128 further requires that the impact of the sale of the warrants be computed using the treasury stock method. For example, using the treasury stock method, if the average price of our stock during the period ended December 31, 2005 had been $75.00, $85.00 or $95.00, the shares from the warrants to be included in diluted EPS would have been 2.4 million, 5.9 million and 8.7 million shares, respectively. The total number of shares that could potentially be included under the warrants is 32.6 million. Since the average share price of our stock during the fourth quarter of 2005 and the year ended December 31, 2005 since issuance did not exceed the effected conversion prices of either the 2.0% Notes or new Zero Coupon Notes and there was a net loss for the year ended December 31, 2005, there was no impact of the warrants on diluted shares or diluted EPS during the period.

        As of the filing date of this report, if our stock price continues to exceed the 2.0% Notes and New Zero Coupon Notes effective conversion prices at March 31, 2006, the impact of the convertible notes and warrants will be included in the fully diluted EPS calculation.

        The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted income (loss) per common share:

	Year ended December 31,
	2005	2004	2003
Basic income (loss) per common share computation:
Numerator:
Net income (loss) used for basic income (loss) per common share	$(174,954)	$(73,813)	$82,820
Net income used for basic income per participating security	—	—	1,038

Total net income (loss)	$(174,954)	$(73,813)	$83,858

Denominator:
Weighted average shares used for basic income (loss) per common share	58,051	56,489	55,560
Weighted average shares of participating securities	—	316	696
Basic income (loss) per common share	$(3.01)	$(1.31)	$1.49

Diluted income (loss) per common share computation:
Numerator:
Net income (loss) used for basic income (loss) per common share	(174,954)	(73,813)	82,820
Interest on convertible notes (net of tax) per common share	—	—	8,361

Net income (loss) used for diluted income (loss) per common share	$(174,954)	$(73,813)	$91,181

Denominator:
Weighted average shares used for basic income (loss) per common share	58,051	56,489	55,560
Effect of dilutive securities:
Convertible subordinated notes	—	—	7,411
Employee stock options and restricted stock awards	—	—	1,105

Weighted average shares used for diluted income (loss) per common share	58,051	56,489	64,076

Diluted income (loss) per common share	$(3.01)	$(1.31)	$1.42

        The following reconciliation shows the shares excluded from the calculation of diluted income per common share as the inclusion of such shares would be anti-dilutive:

	Year ended December 31,
	2005	2004	2003
Weighted average shares excluded:
Employee stock options	8,827	4,041	5,793
Convertible subordinated notes including Old Notes	3,454	7,284	9,148

	12,281	11,325	14,941

11.    PENSIONS AND OTHER POSTRETIREMENT BENEFITS

        At Cephalon France, we have a defined benefit pension plan for current employees and a postretirement benefit plan for employees who retired prior to 2003. These plans are noncontributory and are not funded; benefit payments are funded from operations.

        We account for these plans using actuarial models required by SFAS No. 87, "Employers' Accounting for Pensions", and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". A summary of our change in benefit obligation as of the end of the last three fiscal years, and the components of net periodic benefit costs for each of the last three fiscal years, is as follows:

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$7,421	$6,627	$5,559	$1,839	$6,000	$4,713
Service cost	515	486	376	34	33	376
Interest cost	321	351	290	56	89	257
Actuarial gain	(264)	(277)	—	(6)	(41)	(6)
Amortization of prior improvements	—	—	—	(25)	—	(259)
Recognized (gain) loss due to plan curtailment	—	—	—	—	(4,214)	—
Benefits paid	(68)	(359)	(695)	(99)	(113)	(65)
Foreign currency translation	(714)	593	1,097	(239)	85	984

Benefit obligation at end of year	$7,211	$7,421	$6,627	$1,560	$1,839	$6,000

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003
Components of net periodic benefit cost:
Service cost	$515	$486	$376	$34	$33	$376
Interest cost	321	351	290	56	89	257
Amortization of prior improvements	—	—	—	(25)	—	(259)
Recognized (gain) loss due to plan curtailment	—	—	—	—	(4,214)	—
Recognized actuarial (gain) loss	(264)	(277)	—	(6)	(41)	(6)

Net periodic benefit cost	$572	$560	$666	$59	$(4,133)	$(368)

        In the first quarter of 2004, we cancelled postretirement health care benefits at Cephalon France for employees not yet retired. This resulted in a gain of $4.2 million, which has been recognized as an offset to net periodic benefits costs for the year ended December 31, 2004.

        The following table presents the significant assumptions used in the above calculations:

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003
Discount rate	4.0%	4.5%	5.0%	4.0%	4.5%	5.0%
Rate of compensation increase	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%
Rate of health care cost increase	—%	—%	—%	2.0%	2.0%	4.0%

        Contributions made by Cephalon France for postretirement health care benefits have been frozen at 2004 levels for all future periods. Participants are required to pay for any changes to the cost of this plan. Therefore, the disclosure of the effects of a 1% change in the assumed health care cost trend is not applicable as it would not impact our costs.

        The accumulated benefit obligation for the defined benefit pension plan was $4.6 million, $5.2 million and $4.7 million at December 31, 2005, 2004 and 2003, respectively.

        The following benefits payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Year	Pension Benefits	Other Benefits
2006	$175	$112
2007	82	133
2008	152	128
2009	242	150
2010	754	127
2011-2015	9,550	766

12.    COMMITMENTS AND CONTINGENCIES

Leases

        We lease certain of our offices and automobiles under operating leases in the United States and Europe that expire at various times through 2019. Lease expense under all operating leases totaled $16.0 million, $12.4 million and $6.9 million in 2005, 2004, and 2003, respectively. Estimated lease expense for each of the next five years is as follows:

2006	$12,364
2007	7,970
2008	5,698
2009	3,778
2010	2,520
2011 and thereafter	10,710

$43,040

Cephalon Clinical Partners, L.P.

        In August 1992, we exclusively licensed our rights to MYOTROPHIN for human therapeutic use within the United States, Canada and Europe to Cephalon Clinical Partners, L.P. ("CCP"). Development and clinical testing of MYOTROPHIN is performed on behalf of CCP under a research and development agreement with CCP.

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

Legal Proceedings

        In March 2003, we filed a patent infringement lawsuit in the U.S. District Court in New Jersey against four companies—Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals, Inc., Ranbaxy Laboratories Limited and Barr Laboratories, Inc.—based upon the ANDAs filed by each of these firms with the FDA seeking approval to market a generic form of modafinil. The lawsuit claimed infringement of our U.S. Patent No. RE37,516 ("the "516 Patent") which covers the pharmaceutical compositions and methods of treatment with the form of modafinil contained in PROVIGIL and which expires on October 6, 2014 (subject to a six-month extension to April 6, 2015 upon acceptance by the FDA of the pediatric study data submitted by us on December 21, 2005). We believe that these four companies were the first to file ANDAs with Paragraph IV certifications and thus are eligible for the 180-day exclusivity provided by the provisions of the Federal Food, Drug and Cosmetic Act.

        In late 2005 and early 2006, we announced that we had entered into settlement agreements with each of these four defendants. As part of these separate settlements, we agreed to grant to each of Teva, Mylan, Ranbaxy and Barr a non-exclusive royalty-bearing right to market and sell a generic version of PROVIGIL in the United States. These licenses will become effective in October 2011, unless we obtain a pediatric extension for PROVIGIL, which would permit entry by these firms in April 2012. An earlier entry may occur based upon the entry of another generic version of PROVIGIL. Each of these settlements has been filed with both the FTC and the Antitrust Division of the DOJ as required by the Medicare Modernization Act. The FTC has requested from us, and we have provided, certain information in connection with its review of the settlements. The FTC, the DOJ, or a private party could challenge in an administrative or judicial proceeding any or all of the settlements if they believe that the agreements violate the antitrust laws. If the settlements are challenged, there is no assurance that we could successfully defend against such challenge and, in that case, we could be subject to, among other things, damages, fines and possible invalidation of the settlement agreements.

        The impact on 2005 consolidated statements of operations was a $10.6 million selling, general and administrative charge for agreements executed with Teva and Ranbaxy. We received licenses to certain modafinil-related intellectual property developed by each party and in exchange for these licenses, we agreed to make payments to Barr, Ranbaxy and Teva collectively totaling up to $136.0 million over the next several years, consisting of upfront payments, milestones and royalties on net sales of our modafinil products. In order to maintain an adequate supply of the active drug substance modafinil, we entered into agreements with three modafinil suppliers whereby we will purchase an annual minimum amount of modafinil over a six year period beginning in 2006, with the aggregate payments over that period totaling approximately $82.6 million.

        In early 2005, we also filed a patent infringement lawsuit in the U.S. District Court in New Jersey against Carlsbad Technology, Inc. based upon the Paragraph IV ANDA filed related to modafinil that Carlsbad filed with the FDA. Carlsbad has asserted counterclaims for non-infringement of the '516 Patent and invalidity of the '516 Patent. Carlsbad also has asserted a counterclaim for non-infringement of our U.S. Patent No. 4,927,855 (which we have not asserted against Carlsbad). We have moved to dismiss all of Carlsbad's counterclaims; Carlsbad has opposed the motion, and a decision is pending. Discovery in this action has only recently commenced. This ongoing litigation with Carlsbad is unaffected by each of the settlement agreements we have signed with Teva, Mylan, Ranbaxy and Barr.

        In late November 2005, we received notice that Caraco Pharmaceutical Laboratories, Ltd. also filed a Paragraph IV ANDA with the FDA seeking to market a generic form of PROVIGIL. We have not filed a patent infringement lawsuit against Caraco to date.

        In February 2006, we also announced that we had agreed to settle with Barr our pending patent infringement dispute in the United States related to Barr's ANDA filed with the FDA seeking to sell a generic version of ACTIQ. Under the settlement, we will grant Barr an exclusive royalty bearing right to market and sell a generic version of ACTIQ in the United States, effective on December 6, 2006. Barr will pay specified royalties on net profits of a generic ACTIQ product for the period December 6, 2006 through February 3, 2007, subject to certain limitations. The patents covering the current formulation of the product are set to expire as early as September 2006. If we are successful in our efforts to complete a clinical study of ACTIQ in pediatric patients prior to September 2006, the FDA could grant us six months of exclusivity beyond the September 2006 patent expiration. Under the license and supply agreement we entered into with Barr in July 2004, we could face generic competition from Barr prior to December 6, 2006 if we receive FDA approval of FEBT before this date or if we are unable to complete the ongoing pediatric studies with ACTIQ prior to September 2006. The settlement with Barr related to ACTIQ has been filed with both the FTC and the Antitrust Division of the DOJ as required by the Medicare Modernization Act. The FTC has requested from us, and we have provided, certain information in connection with its review of this settlement. The FTC, the DOJ, or a private party could challenge in an administrative or judicial proceeding the settlement with Barr if they believe that the agreement violates the antitrust laws. If the settlement is challenged, there is no assurance that we could successfully defend against such challenge and, in that case, we could be subject to, among other things, damages, fines and possible invalidation of the settlement agreement.

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

Other Commitments

        We have committed to make potential future "milestone" payments to third parties as part of our in-licensing and development programs primarily in the area of research and development agreements. Payments generally become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable, we have not recorded a liability on our balance sheet for any such contingencies. As of December 31, 2005, the potential milestone and other contingency payments due under current contractual agreements are approximately $681.5 million.

        We have committed to make future minimum payments to third parties for certain raw material inventories. The minimum purchase commitments total $83.3 million as of December 31, 2005, the majority of which relate to modafinil and armodafinil.

13.    STOCKHOLDERS' EQUITY

Equity Compensation Plans

        We have established equity compensation plans for our employees, directors and certain other individuals. All grants and terms are authorized by the Stock Option and Compensation Committee of our Board of Directors. We may grant non-qualified stock options under the Cephalon, Inc. 2004 Equity Compensation Plan and the Cephalon, Inc. 2000 Equity Compensation Plan, and also may grant incentive stock options and restricted stock awards under the 2004 Plan. Options and restricted stock awards generally become exercisable or vest ratably over four years from the grant date, and options must be exercised within ten years of the grant date. There are currently 9.7 million and 4.3 million shares authorized for issuance under the 2004 Plan and the 2000 Plan, respectively. At December 31, 2005, the shares available for future stock option grants and restricted stock grants were 360,244 and 12,409, respectively.

Stock Options

        The following tables summarize the aggregate option activity under the plans for the years ended December 31:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1,	9,664,084	$50.34	9,881,100	$49.04	7,576,941	$48.52
Granted	1,022,100	50.24	768,950	49.43	2,882,400	47.75
Exercised	(346,730)	32.89	(535,446)	22.51	(299,056)	16.01
Cancelled	(383,550)	53.05	(450,520)	53.29	(279,185)	56.54

Outstanding, December 31,	9,955,904	50.84	9,664,084	50.34	9,881,100	49.04

Exercisable at end of year	6,733,471	$51.49	5,485,360	$49.56	4,071,207	$43.68
Weighted average fair value of options granted during the year		$27.52		$31.81		$29.55
	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$6.00-$14.99	388,133	2.5	$9.43	388,133	$9.43
$15.00-$29.99	391,763	3.4	24.60	391,763	24.60
$30.00-$50.99	3,339,974	7.8	47.45	1,582,487	47.10
$51.00-$59.99	4,115,359	6.6	51.75	2,666,063	51.95
$60.00-$71.96	1,720,675	5.9	70.50	1,705,025	70.55

	9,955,904	6.9	50.84	6,733,471	51.49

        During 2005, 2004, and 2003, we received net proceeds of $11.5 million, $12.1 million and $4.5 million, respectively, from the exercise of stock options.

Restricted Stock

        The following table summarizes restricted stock award activity for the years ended December 31:

	2005	2004	2003
Outstanding, January 1,	455,650	223,175	133,275
Granted	298,500	309,400	195,000
Vested	(125,625)	(76,925)	(99,775)
Canceled	(3,950)	—	(5,325)

Outstanding, December 31,	624,575	455,650	223,175

Compensation expense recognized	$10,784	$5,372	$1,394

Qualified Savings and Investment Plan

        We have a profit sharing plan pursuant to section 401(k) of the Internal Revenue Code whereby eligible employees may contribute up to 20% of their annual salary to the plan, subject to statutory maximums. For the periods 2002 through June 30, 2003, our contribution was 100% of the first 6% of employee salaries at a ratio of 50% cash and 50% Cephalon stock. Effective July 1, 2003, our matching contribution is made solely in cash on 100% on the first 6% of employee salaries. We contributed $8.8 million, $6.3 million and $4.1 million, in either cash or a combination of cash and common stock to the plan for the years 2005, 2004, and 2003, respectively.

Pro forma Aggregate Conversions or Exercises

        At December 31, 2005, the conversion or exercise of all outstanding options and restricted stock awards would increase the outstanding number of shares of common stock by approximately 10,580,479 shares, or 18%. The conversion of our convertible subordinated notes and warrants into shares of Cephalon common stock in accordance with their terms is dependent upon actual stock price at the time of conversion.

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

14.    INCOME TAXES

        The components of total income (loss) from operations before income taxes were:

	2005	2004	2003
United States	$(163,175)	$(28,213)	$134,194
Foreign	(81,943)	29	(3,880)

Total	$(245,118)	$(28,184)	$130,314

        The components of the provision (benefit) for income taxes are as follows:

	2005	2004	2003
Current taxes:
United States	$5,435	$4,074	$2,170
Foreign	3,685	4,675	7,379
State	(1,943)	3,883	3,526

	7,177	12,632	13,075

Deferred taxes:
United States	(23,287)	48,021	36,887
Foreign	(9,096)	(6,681)	(3,913)
State	994	(1,259)	—

	(31,389)	40,081	32,974
Change in valuation allowance	(45,952)	(7,084)	407

	(77,341)	32,997	33,381

Total	$(70,164)	$45,629	$46,456

        A reconciliation of the United States Federal statutory rate to our effective tax rate is as follows:

	2005	2004	2003
U.S. Federal statutory rate—expense (benefit)	(35.0)%	(35.0)%	35.0%
In-process research and development	18.6	230.6	—
Meals and entertainment	0.6	5.8	0.6
Executive compensation	0.7	3.8	1.3
Other deductible expenses	(0.3)	(6.1)	(0.5)
Revision of prior years' estimates	0.7	6.4	0.5
State income taxes, net of U.S. federal tax benefit	(0.7)	6.1	1.8
Tax rate differential & permanent items on foreign income	9.5	1.8	(4.5)
Change in valuation allowance	(18.8)	(25.1)	0.3
Research and development	(4.5)	(42.2)	—
Alternative minimum tax	—	13.5	—
Other	0.6	2.3	1.2

Consolidated effective tax rate	(28.6)%	161.9%	35.7%

        The tax benefits associated with employee exercises of non-qualified stock options and disqualifying dispositions of stock acquired with incentive stock options reduce taxes payable or increase the deferred tax asset until we begin paying U.S. federal tax. Tax benefits of $2.6 million and $8.0 million associated with the exercise of employee stock options were recorded to additional paid-in capital in 2005 and 2004, respectively.

        Our foreign subsidiaries have no unremitted earnings at December 31, 2005.

        Deferred income taxes reflect the tax effects of temporary differences between the bases of assets and liabilities recognized for financial reporting purposes and tax purposes, and net operating loss and tax credit carryforwards. Significant components of net deferred tax assets and deferred tax liabilities as of December 31 are as follows:

	2005	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$104,873	$54,597	$93,884
Original issue discount	186,536	74,546	84,315
Capitalized research and development expenditures	24,085	31,711	42,563
Unrealized profit in inventory	17,837	25,950	8,714
Research and development tax credits	50,458	37,110	21,358
Acquired product rights and intangible assets	66,802	8,173	8,495
Reserves and accrued expenses	23,594	8,285	3,915
Alternative minimum tax credit carryforwards	6,978	5,524	1,693
Deferred revenue	179	943	757
Deferred compensation	2,524	—	—
Deferred charges on convertible debentures	9,678	—	—
Accounts receivable discounts and allowance	24,932	13,794	5,238
Other, net	4,425	—	4,221

Total deferred tax assets	522,901	260,633	275,153
Valuation allowance	(76,840)	(49,895)	(48,675)

Net deferred tax assets	$446,061	$210,738	$226,478

Deferred tax liabilities:
Acquired intangible assets from Group Lafon acquisition	$38,068	$46,094	$44,916
Acquired intangible assets from CIMA LABS acquisition	36,063	40,895	—
Acquired intangible assets from CTI acquisition	18,164	—	—
Acquired intangible assets from Zeneus acquisition	70,890	—	—
Deferred compensation	—	2,283	—
Fixed assets	4,930	4,032	—
Other	584	796	749

Total deferred tax liabilities	$168,699	$94,100	$45,665

Net deferred tax assets	$277,362	$116,638	$180,813

        In accordance with SFAS No. 109, the above overall net deferred tax assets for 2005 and 2004 are presented in the Consolidated Balance Sheet as: Current deferred tax assets, net; Non-current deferred tax assets, net; and Long-term deferred tax liabilities, net.

        At December 31, 2005, we had gross operating loss carryforwards for U.S. federal income tax purposes of approximately $87.4 million and apportioned state gross operating losses of approximately

$450.0 million that expire in varying years starting in 2006. We also have foreign gross operating losses of approximately $122 million, of which $31.9 million may be carried forward 5 years, $1.8 million may be carried forward 15 years and $88.3 million may be carried forward with indefinite expiration dates. The net operating loss carryforwards differ from the accumulated deficit principally due to differences in the recognition of certain research and development expenses for financial and federal income tax reporting and net operating loss carryforwards acquired in business combinations. Federal research tax credits of $42.9 million are available to offset future tax liabilities and expire starting in 2006. The amount of U.S. federal net operating loss carryforwards that can be utilized in any one period will be limited by federal income tax regulations since a change in ownership as defined in Section 382 of the Internal Revenue Code occurred in the prior years. We do not believe that such limitation will have a material adverse impact on the utilization of the net operating loss carryforwards, but we do believe it will affect utilization of tax credit carryforwards.

        In the fourth quarter of 2005, we determined that all of our domestic federal net operating loss carryforwards, portions of foreign operating loss carryforwards, domestic tax credits and certain other deferred tax assets were more likely than not to be recovered. The remaining valuation allowance of $76.8 million at December 31, 2005 consists of certain state tax credits, existing and acquired foreign and state operating loss carryforwards that we believe are not likely to be recovered.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

15.    SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2005 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Statement of Operations Data:
Net sales	$322,930	$294,371	$272,608	$266,609
Gross profit	272,800	256,742	237,258	225,495
Net income (loss)	$18,073	$29,343	$(249,032)	$26,662

Basic (loss) income per common share	$0.31	$0.51	$(4.29)	$0.46

Weighted average number of common shares outstanding	58,099	58,064	58,046	57,994

Diluted income per common share	$0.30	$0.50	$(4.29)	$0.44

Weighted average number of common shares outstanding-assuming dilution	60,351	59,398	58,046	65,065

	2004 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Statement of Operations Data:
Net sales	$281,400	$253,594	$234,990	$210,391
Gross profit	251,026	219,812	205,150	184,414
Net income (loss) applicable to common shares	$78,105	$(165,246)	$(8,383)	$21,711

Basic (loss) income per common share	$1.35	$(2.94)	$(0.15)	$0.38

Weighted average number of shares outstanding	57,754	56,178	56,110	55,905

Diluted income per common share	$1.23	$(2.94)	$(0.15)	$0.36

Weighted average number of shares outstanding-assuming dilution	64,889	56,178	56,110	65,006

16.    SEGMENT AND SUBSIDIARY INFORMATION

        Due to changes in our internal management and reporting structure in the second quarter of 2005, our chief operating decision maker now evaluates performance and makes decisions based on two segments, United States and Europe. As a result of this change, we have revised our segment reporting to include inter-segment sales and pre-tax income for these two segments as required by SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). Prior to the second quarter of 2005, we disclosed financial information for the United States and Europe in order to satisfy the geographical requirements of SFAS No. 131 but did not present inter-segment sales and pre-tax income for these two segments.

        Revenue and pre-tax income (loss) for the years ended December 31, 2005, 2004 and 2003, and long-lived assets as of December 31, 2005 and December 31, 2004 are provided below:

        Revenues for the years ended December 31:

	2005
	United States	Europe	Total
PROVIGIL sales	$475,557	$37,248	$512,805
ACTIQ sales	394,676	17,102	411,778
GABITRIL sales	66,517	5,741	72,258
Other sales	49,695	109,982	159,677
Other revenues	47,587	7,787	55,374

Total External Revenues	1,034,032	177,860	1,211,892
Inter-Segment Sales	12,372	85,705	98,077
Elimination of Inter-Segment Sales	(12,372)	(85,705)	(98,077)

Total Revenues	$1,034,032	$177,860	$1,211,892

	2004
	United States	Europe	Total
PROVIGIL sales	$406,238	$33,429	$439,667
ACTIQ sales	337,072	7,925	344,997
GABITRIL sales	87,349	6,815	94,164
Other sales	13,270	88,277	101,547
Other revenues	28,749	6,301	35,050

Total External Revenues	872,678	142,747	1,015,425
Inter-Segment Sales	13,623	44,097	57,720
Elimination of Inter-Segment Sales	(13,623)	(44,097)	(57,720)

Total Revenues	$872,678	$142,747	$1,015,425

	2003
	United States	Europe	Total
PROVIGIL sales	$264,324	$26,141	$290,465
ACTIQ sales	234,111	3,356	237,467
GABITRIL sales	57,774	5,925	63,699
Other sales	—	93,619	93,619
Other revenues	20,118	9,439	29,557

Total External Revenues	576,327	138,480	714,807
Inter-Segment Sales	4,121	53,072	57,193
Elimination of Inter-Segment Sales	(4,121)	(53,072)	(57,193)

Total Revenues	$576,327	$138,480	$714,807

	December 31, 2005	December 31, 2004	December 31, 2003
Pre-tax income (loss):
United States	$(163,175)	$(28,213)	$134,194
Europe	(81,943)	29	(3,880)

Total	$(245,118)	$(28,184)	$130,314

	December 31, 2005	December 31, 2004
Long-lived assets:
United States	$1,084,619	$657,327
Europe	685,750	574,576

Total	$1,770,369	$1,231,903

        We performed our annual test of impairment of goodwill as of July 1, 2005. Under SFAS No. 142, as a result of our reorganization of our internal management and reporting structure, we allocated goodwill to each of our reporting units based on their relative fair value. Accordingly, $281.6 million of goodwill was allocated to our United States segment and $87.9 million was allocated to our Europe segment. Following the completion of this allocation, we completed our annual test of impairment of goodwill and concluded that there was no impairment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Management's Annual Report on Internal Control over Financial Reporting

        Management's Report on Internal Control over Financial Reporting is included in Part II, Item 8 of this Annual Report on Form 10-K and incorporated into this Item 9A by reference.

(c) Attestation Report of the Registered Public Accounting Firm

        Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Part II, Item 8 of this Annual Report on Form 10-K and incorporated into this Item 9A by reference.

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

        The information required by Item 10 is incorporated herein by reference to the information contained under the caption "Proposal 1—Election of Directors" in our definitive proxy statement related to the 2006 annual meeting of stockholders.

Executive Officers

        The information concerning our executive officers required by this Item 10 is provided under the caption "Executive Officers of the Registrant" in Part I hereof.

Section 16(a) Beneficial Ownership Reporting Compliance

        The information concerning Section 16(a) Beneficial Ownership Reporting Compliance by our directors and executive officers is incorporated by reference to the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement related to the 2006 annual meeting of stockholders.

Code of Ethics

        The information concerning our Code of Ethics is incorporated by reference to the information contained under the caption "Governance of the Company—Does the Company have a 'Code of Ethics'?" in our definitive proxy statement related to the 2006 annual meeting of stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated by reference to the information contained in our definitive proxy statement for the 2006 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated by reference to the information contained in our definitive proxy statement for the 2006 annual meeting of stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is incorporated by reference to the information contained in our definitive proxy statement for the 2006 annual meeting of stockholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 is incorporated by reference to the information contained in our definitive proxy statement for the 2006 annual meeting of stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) DOCUMENTS FILED AS PART OF THIS REPORT

        The following is a list of our consolidated financial statements and our subsidiaries and supplementary data included in this Annual Report on Form 10-K under Item 8 of Part II hereof:

1. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
Report of Management.
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2005 and 2004.
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003.
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005, 2004 and 2003.
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.
Notes to Consolidated Financial Statements.
2. FINANCIAL STATEMENT SCHEDULES
Schedule II—Valuation and Qualifying Accounts.

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

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among Cephalon, Inc., Cepsal Acquisition Corp., Salmedix, Inc., David S. Kabakoff, Arnold L. Oronsky, and Paul Klingenstein dated May 12, 2005., filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2005.
2.2	Share Purchase Agreement dated as of December 5, 2005 between Cephalon, Inc., Cephalon International Holdings, Inc. and certain shareholders of Zeneus Holdings Limited, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 22, 2005.
3.1(a)	Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
3.1(b)	Certificate of Amendment of Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2002.
3.2	Bylaws of the Registrant, as amended and restated, filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed October 21, 2005.

4.1	Specimen copy of stock certificate for shares of Common Stock of the Registrant, filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
4.2(a)	Amended and Restated Rights Agreement, dated as of January 1, 1999 between Cephalon, Inc. and StockTrans, Inc. as Rights Agent, filed as Exhibit 1 to the Company's Form 8-A/A (12G) filed January 20, 1999.
4.2(b)	First Amendment to Amended and Restated Rights Agreement, dated July 31, 2000 between Cephalon, Inc. and StockTrans, Inc. as Rights Agent, filed as Exhibit 1 to the Company's Form 8-A/12G filed on August 2, 2000.
4.2(c)	Second Amendment to Amended and Restated Rights Agreement, dated October 27, 2003 between Cephalon, Inc. and StockTrans, Inc. as Rights Agent, filed as Exhibit 1 to the Company's Form 8-A/12G on October 27, 2003.
4.3(a)	Form of Series A Warrant to purchasers of Units including a limited partnership interest in Cephalon Clinical Partners, L.P., filed as Exhibit 10.4 to the Company's Registration Statement on Form S-3 (Registration No. 333-56816) filed on January 7, 1993.
4.3(b)	Form of Series B Warrant to purchasers of Units including a limited partnership interest in Cephalon Clinical Partners, L.P., filed as Exhibit 10.5 to the Company's Registration Statement on Form S-3 (Registration No. 333-56816) filed on January 7, 1993.
4.4(a)	Indenture dated as of June 11, 2003 between the Registrant and U.S. Bank National Association, filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003.
4.4(b)	Registration Rights Agreement, dated as of June 11, 2003, between Cephalon, Inc. and Credit Suisse First Boston LLC, CIBC World Markets Corp., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, SG Cowen Securities Corporation, ABN AMRO Rothschild LLC, Citigroup Global Markets Inc. and Lehman Brothers Inc., as Initial Purchasers, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003.
4.5(a)	Indenture dated as of December 20, 2004 between the Registrant and U.S. Bank National Association, filed as Exhibit 4.l to the Company's Current Report on Form 8-K dated December 21, 2004.
4.5(b)	Registration Rights Agreement, dated as of December 20, 2004, between Cephalon, Inc. and U.S. Bank, National Association, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated December 21, 2004.
4.6(a)	Indenture, dated June 7, 2005, between Cephalon, Inc. and U.S. Bank, National Association, as trustee, previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 8, 2005.
4.6(b)	Form of 2.00% convertible senior subordinated notes due 2015, previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated June 8, 2005.
†10.1(a)	Executive Severance Agreement between Frank Baldino, Jr. and Cephalon, Inc. dated July 25, 2002, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2002.
†10.1(b)	Form of Executive Severance Agreement between Certain Executives and Cephalon, Inc. dated July 25, 2002, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2002.

†10.2	Cephalon, Inc. 2005 Management Incentive Compensation Plan, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 3, 2005.
†10.3(a)	Cephalon, Inc. Amended and Restated 1987 Stock Option Plan, filed as Exhibit 10.7 to the Transition Report on Form 10-K for transition period January 1, 1991 to December 31, 1991, as amended by Amendment No. 1 filed on September 4, 1992.
†10.3(b)	Cephalon, Inc. 2000 Equity Compensation Plan for Employees and Key Advisors, as amended and restated, effective as of May 15, 2002, filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-106115) filed on June 13, 2003.
†10.3(c)	Cephalon, Inc. 2000 Equity Compensation Plan—Form of Employee Non-Qualified Stock Option, filed as Exhibit 10.3(a) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
†10.3(d)	Cephalon, Inc. 2000 Equity Compensation Plan—Form of Nonqualified Stock Option Agreement for Employees (For Grants Made On or After October 17, 2005), filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 21, 2005.
†10.3(e)	Cephalon, Inc. 1995 Equity Compensation Plan, as amended and restated, effective as of May 15, 2002, filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-106112) filed on June 13, 2003.
†10.3(f)	Amendment No. 2004-1 to the Cephalon, Inc. 1995 Equity Compensation Plan, effective as of May 13, 2004, filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-118611) filed on August 27, 2004.
†10.3(g)	Cephalon, Inc. 2004 Equity Compensation Plan—Employee Restricted Stock Grant Term Sheet, filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated December 16, 2004.
†10.3(h)	Cephalon, Inc. 2004 Equity Compensation Plan—Form of Non-Employee Director Non-Qualified Stock Option, filed as Exhibit 10.3(c) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
†10.3(i)	Cephalon, Inc. 2004 Equity Compensation Plan—Form of Employee Non-Qualified Stock Option, filed as Exhibit 10.3(d) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
†10.3(j)	Cephalon, Inc. 2004 Equity Compensation Plan—Form of Employee Incentive Stock Option, filed as Exhibit 10.3(e) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
†10.3(k)	Cephalon, Inc. 2004 Equity Compensation Plan—Form of Incentive Stock Option Agreement for Employees (For Grants Made On or After October 17, 2005), filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 21, 2005.
†10.3(l)	Cephalon, Inc. 2004 Equity Compensation Plan—Form of Nonqualified Stock Option Agreement for Employees (For Grants Made On or After October 17, 2005), filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 21, 2005.
†10.3(m)	Cephalon, Inc. 2004 Equity Compensation Plan—Form of Nonqualified Stock Option Agreement for Non-Employee Directors (For Grants Made On or After October 17, 2005) (Initial Grants Upon Joining Board), filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on October 21, 2005.

†10.3(n)	Cephalon, Inc. 2004 Equity Compensation Plan—Form of Nonqualified Stock Option Agreement for Non-Employee Directors (For Grants Made On or After October 17, 2005) (Annual Grants to Non-Employee Directors) filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on October 21, 2005.
†10.3(o)	Cephalon, Inc. Amended and Restated Non-Qualified Deferred Compensation Plan, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 7, 2005.
†10.4(a)	Summary of Agreement for Payment of Services between Cephalon, Inc. and its Board of Directors, as approved May 13, 2004, filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.
†10.4(b)	Summary of Agreement for Payment of Services between Cephalon, Inc. and its Board of Directors, as approved May 18, 2005, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2005.
10.5(a)	License Agreement, dated May 15, 1992 between Cephalon, Inc. and Kyowa Hakko Kogyo Co., Ltd., filed as Exhibit 10.6 to the Transition Report on Form 10-K for transition period January 1, 1991 to December 31, 1991, as amended by Amendment No. 1 filed on September 4, 1992 on Form 8.
10.5(b)	Letter agreement, dated March 6, 1995 amending the License Agreement between Cephalon, Inc. and Kyowa Hakko Kogyo Co., Ltd., filed as Exhibit 10.4(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
10.5(c)	Letter agreement, dated May 11, 1999 amending the License Agreement between Cephalon, Inc. and Kyowa Hakko Kogyo Co., Ltd., filed as Exhibit 10.4(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. (1)
10.6	Supply, Distribution and License Agreement, dated as of July 27, 1993 between Kyowa Hakko Kogyo Co., Ltd. and Cephalon, Inc., filed as Exhibit 10.3 to the Company's Registration Statement on Form S-3 (Registration No. 33-73896) filed on January 10, 1994. (1)
10.7(a)	Distribution, License and Supply Agreement, dated December 7, 1999, between Anesta Corp. and Elan Pharma International Limited, filed as Exhibit 10.18 to Anesta Corp.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999. (1)
10.7(b)	Intellectual Property Sale, Amendment and Termination Agreement dated October 2, 2002, amending the Distribution, License and Supply Agreement, dated as of December 7, 1999, and as amended from time to time thereafter, by and between Anesta Corp. and Elan Pharma International Limited, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2002.
10.7(c)	Termination and Asset Sale and Purchase Agreement, dated March 13, 2000 between Abbott Laboratories, Inc. and Anesta Corp., filed as Exhibit 10.19 to Anesta Corp.'s Quarterly Report on Form 10-Q for the period ending March 31, 2000. (1)
10.7(d)	Technology License Agreement, dated September 16, 1985, as amended through December 3, 1993 between Anesta Corp. and the University of Utah Research Foundation, filed as Exhibit 10.6 to Anesta Corp.'s Registration Statement on Form S-1 (File No. 33-72608) filed May 31, 1996. (1)
10.8(a)	GABITRIL Product Agreement, dated October 31, 2000 between Cephalon, Inc. and Abbott Laboratories, filed as Exhibit 10.13(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1)

10.8(b)	Toll Manufacturing and Packaging Agreement, dated October 31, 2000 between Cephalon, Inc. and Abbott Laboratories, filed as Exhibit 10.13(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1)
10.8(c)	First Amendment to Toll Manufacturing and Packaging Agreement by and between Abbott Laboratories and Cephalon, Inc. dated October 1, 2004, filed as Exhibit 10.8(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. (1)
10.9(a)	License and Supply Agreement dated July 7, 2004 between Barr Laboratories, Inc. and Cephalon, Inc., filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004 (1)
10.9(b)	Amendment No. 1 to the License and Supply Agreement between Barr Laboratories, Inc. and Cephalon, Inc. dated July 9, 2004, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.10	Decision and Order of the Federal Trade Commission in the matter of Cephalon, Inc. and CIMA LABS INC. dated August 9, 2004, filed as Exhibit 10.1(c) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.11	Sale and Purchase Agreement dated as of December 8, 2004 by and between Sanofi-Synthelabo France and Cephalon France, previously filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004. (1)
10.12	Acquisition Agreement by and among Cell Therapeutics, Inc., CTI Technologies, Inc. and Cephalon, Inc. dated June 10, 2005, incorporated by reference from Exhibit 10.1 to Cell Therapeutics' Current Report on Form 8-K filed June 14, 2005.
10.13(a)	License and Collaboration Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of June 23, 2005, filed as Exhibit 10.5(a) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2005. (1)
10.13(b)	Supply Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of June 23, 2005, filed as Exhibit 10.5(b) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2005. (1)
10.14	Co-Promotion Agreement by and between Cephalon, Inc. and McNeil Consumer & Specialty Pharmaceuticals, a division of McNeil-PPC, Inc., dated August 31, 2005, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2005. (1)
10.15(a)	Office Lease between The Multi-Employer Property Trust and Cephalon, Inc. dated January 14, 2004, previously filed as Exhibit 10.20(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2004. (1)
10.15(b)	Consent to Sublease between The Multi-Employer Property Trust, Systems & Computer Technology Corporation and Cephalon, Inc. dated April 2, 2004, previously filed as Exhibit 10.20(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2004. (1)
10.16(a)	Wiley Post Plaza Lease, dated December 7, 1994 between Anesta Corp. and Asset Management Services, filed as Exhibit 10.13 to Anesta Corp.'s Annual Report on Form 10-K (File No. 0-23160) for the fiscal year ended December 31, 1994.
10.16(b)	Amendment No. 1 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated October 26, 1996, filed as Exhibit 10.11(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

10.16(c)	Amendment No. 2 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated January 7, 1997, filed as Exhibit 10.11(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
10.16(d)	Amendment No. 3 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated September 30, 1998, filed as Exhibit 10.11(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
10.16(e)	Amendment No. 4 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated February 29, 2000, filed as Exhibit 10.11(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
10.16(f)	Amendment No. 5 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated July 20, 2001, filed as Exhibit 10.11(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
10.16(g)	Amendment No. 6 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated July 20, 2001, filed as Exhibit 10.11(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
10.16(h)	Amendment No. 7 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated July 20, 2001, filed as Exhibit 10.11(h) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
10.16(i)	Amendment No. 8 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated October 14, 2002, filed as Exhibit 10.11(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
10.16(j)	Amendment No. 9 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated May 15, 2003, filed as Exhibit 10.11(j) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. (1)
10.16(k)	Amendment No. 10 to Wiley Post Plaza Lease between Anesta Corp. and Wiley Post Plaza, L.C. dated June 24, 2004, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004. (1)
10.17(a)	Amended and Restated Agreement of Limited Partnership, dated as of June 22, 1992 by and among Cephalon Development Corporation, as general partner, and each of the limited partners of Cephalon Clinical Partners, L.P., filed as Exhibit 10.1 to the Company's Registration Statement on Form S-3 (Registration No. 33-56816) on January 7, 1993.
10.17(b)	Amended and Restated Product Development Agreement, dated as of August 11, 1992 between Cephalon, Inc. and Cephalon Clinical Partners, L.P., filed as Exhibit 10.2 to the Company's Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.
10.17(c)	Purchase Agreement, dated as of August 11, 1992 by and between Cephalon, Inc. and each of the limited partners of Cephalon Clinical Partners, L.P., filed as Exhibit 10.3 to the Company's Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.
10.17(d)	Pledge Agreement, dated as of August 11, 1992 by and between Cephalon, Inc. and Cephalon Clinical Partners, L.P., filed as Exhibit 10.8 to the Company's Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.

10.17(e)	Promissory Note, dated as of August 11, 1992 issued by Cephalon Clinical Partners, L.P. to Cephalon, Inc., filed as Exhibit 10.9 to the Company's Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.
10.17(f)	Form of Promissory Note, issued by each of the limited partners of Cephalon Clinical partners, L.P. to Cephalon Clinical Partners, L.P., filed as Exhibit 10.10 to the Company's Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.
10.18(a)	ISDA Master Agreement dated January 22, 2003, between Credit Suisse First Boston International and Cephalon, Inc., including Schedule to the Master Agreement dated as of January 22, 2003, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003.
10.18(b)	ISDA Credit Support Annex to the Schedule to the ISDA Master Agreement dated as of January 22, 2003 between Credit Suisse First Boston International and Cephalon, Inc., including the Elections and Variables to the ISDA Credit Support Annex dated as of January 22, 2003, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003.
10.18(c)	Letter Agreement Confirmation dated January 22, 2003, between Credit Suisse First Boston International and Cephalon, Inc, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003.
10.18(d)	Termination of Letter Agreement dated July 22, 2005, between Credit Suisse First Boston International and Cephalon, Inc., filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2005.
10.19(a)	Five Year Warrant, dated June 6, 2003, between the Company and Credit Suisse First Boston International filed as Exhibit 99.d(3) to the Company's Schedule TO-I dated November 16, 2004.
10.19(b)	Seven Year Warrant, dated June 6, 2003, between the Company and Credit Suisse First Boston International filed as Exhibit 99.d(4) to the Company's Schedule TO-I dated November 16, 2004.
10.19(c)	Five Year Convertible Note Hedge, dated December 3, 2004, between the Company and Credit Suisse First Boston International, filed as Exhibit 99.d(5) to the Company's Schedule TO-I/A dated December 14, 2004.
10.19(d)	Seven Year Convertible Note Hedge, dated December 3, 2004, between the Company and Credit Suisse First Boston International, filed as Exhibit 99.d(6) to the Company's Schedule TO-I/A dated December 14, 2004.
10.20(a)	Convertible Note Hedge Confirmation, dated as of June 2, 2005, between the Company and Deutsche Bank AG, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 8, 2005.
10.20(b)	Warrant Confirmation, dated as of June 2, 2005, between the Company and Deutsche Bank AG, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 8, 2005.
10.20(c)	Amendment to Hedge Confirmation dated as of June 2, 2005 by and among the Company, Deutsche Bank AG, New York and Deutsche Bank AG, London, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 7, 2005.
10.20(d)	Hedge Confirmation dated as of June 28, 2005 by and among the Company, Deutsche Bank AG, New York and Deutsche Bank AG, London, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed July 7, 2005.

10.20(e)	Amendment to Warrant Confirmation dated as of June 2, 2005 by and among the Company, Deutsche Bank AG, New York and Deutsche Bank AG, London, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed July 7, 2005.
*10.21	Agreement dated as of December 8, 2005 by and between Cephalon, Inc., Teva Pharmaceutical Industries Ltd., and Teva Pharmaceuticals USA, Inc. (2)
*10.22	Settlement Agreement dated as of December 22, 2005 by and between Cephalon, Inc. and Ranbaxy Laboratories Limited. (2)
*12.1	Statement Regarding Computation of Ratios
*21	List of Subsidiaries
*23.1	Consent of PricewaterhouseCoopers LLP.
*31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

PROVIGIL, ACTIQ, GABITRIL, SPARLON, NUVIGIL, TREANDA, TRISENOX, DURASOLV, ORASOLV, ORAVESCENT, SPASFON LYOC, PARALYOC, PROXALYOC, LOPERAMIDE LYOC, SPASFON, FONZYLANE, MYOCET, ABELCET, TARGRETIN and MYOTROPHIN are trademarks or registered trademarks of Cephalon, Inc. or its subsidiaries. All other brands and names used herein are trademarks of their respective owners.

CEPHALON, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Year Ended December 31,	Balance at Beginning of the Year	Additions (Deductions)(1)	Other Additions (Deductions)(2)	Balance at End of the Year
Reserve for sales discounts, returns and allowances:
2005	$15,443	$62,525	$(49,747)	$28,221
2004	$8,774	$29,958	$(23,290)	$15,443
2003	$5,101	$19,417	$(15,744)	$8,774
Reserve for inventories:
2005	$1,566	$3,069	$(402)	$4,233
2004	$3,233	$(1,758)	$91	$1,566
2003	$3,797	$615	$(1,179)	$3,233

(1)
Amounts represent charges and reductions to expenses and revenue.

(2)
Amounts represent utilization and adjustments of balance sheet reserve accounts.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2006
CEPHALON, INC.
	By:	/s/ FRANK BALDINO, JR. Frank Baldino, Jr., Ph.D. Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ FRANK BALDINO, JR. Frank Baldino, Jr., Ph.D.	Chairman and Chief Executive Officer (Principal executive officer)	March 13, 2006
/s/ J. KEVIN BUCHI J. Kevin Buchi	Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)	March 13, 2006
/s/ WILLIAM P. EGAN William P. Egan	Director	March 13, 2006
/s/ MARTYN D. GREENACRE Martyn D. Greenacre	Director	March 13, 2006
/s/ VAUGHN M. KAILIAN Vaughn M. Kailian	Director	March 13, 2006
/s/ CHARLES A. SANDERS Charles A. Sanders, M.D.	Director	March 13, 2006
/s/ GAIL R. WILENSKY Gail R. Wilensky, Ph.D.	Director	March 13, 2006
/s/ DENNIS L. WINGER Dennis L. Winger	Director	March 13, 2006
/s/ HORST WITZEL Horst Witzel, Dr.-Ing.	Director	March 13, 2006

QuickLinks

TABLE OF CONTENTS
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Equity Compensation Plan Information
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF MANAGEMENT
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CEPHALON, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
CEPHALON, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
CEPHALON, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
CEPHALON, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except per share data)
CEPHALON, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except per share data)
CEPHALON, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except per share data)
CEPHALON, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except per share data)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
CEPHALON, INC. AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (In thousands)
SIGNATURES