Form 10-Q
period 2006-03-31
CEPHALON INC
filed 2006-05-10
CIK 873364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-19119

CEPHALON, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-2484489
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

41 Moores Road, Frazer, Pennsylvania	19355
(Address of Principal Executive Offices)	(Zip Code)

(610) 344-0200

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2006
Common Stock, par value $.01	60,739,053 Shares

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

•                  any potential expansion of the authorized uses of our existing products or approval of our product candidates, including SPARLON™ (modafinil) tablets [C-IV];

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

•                  our ability to obtain regulatory approvals to sell our product candidates, particularly with respect to SPARLON, and to launch such products successfully;

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

ii

We do not intend to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. We discuss in more detail the risks that we anticipate in the section above included in Part II, Item 1A of this report. This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

iii

PART I –FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$289,087	$205,060
Investments	252,384	279,030
Receivables, net	225,352	199,086
Inventory, net	150,471	137,886
Deferred tax assets, net	186,835	187,436
Other current assets	50,519	40,339
Total current assets	1,154,648	1,048,837

PROPERTY AND EQUIPMENT, net	346,744	323,830
GOODWILL	464,681	471,051
INTANGIBLE ASSETS, net	729,695	742,874
DEBT ISSUANCE COSTS, net	49	13,172
DEFERRED TAX ASSETS, net	221,179	200,629
OTHER ASSETS	18,345	18,813
	$2,935,341	$2,819,206

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$1,683,614	$933,160
Accounts payable	87,155	53,699
Accrued expenses	231,252	291,744
Total current liabilities	2,002,021	1,278,603

LONG-TERM DEBT	12,331	763,097
DEFERRED TAX LIABILITIES, net	108,876	110,703
OTHER LIABILITIES	55,242	54,632
Total liabilities	2,178,470	2,207,035

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, 2,500,000 shares issued, and none outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 60,735,557 and 58,445,405 shares issued, and 60,357,384 and 58,072,562 shares outstanding	607	584
Additional paid-in capital	1,305,420	1,166,166
Treasury stock, at cost, 378,173 and 372,843 shares outstanding	(17,532)	(17,125)
Accumulated deficit	(566,505)	(570,072)
Accumulated other comprehensive income	34,881	32,618
Total stockholders’ equity	756,871	612,171
	$2,935,341	$2,819,206

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

REVENUES:
Sales	$345,587	$266,609
Other revenues	11,356	13,372
	356,943	279,981

COSTS AND EXPENSES:
Cost of sales	58,893	41,114
Research and development	104,976	80,766
Selling, general and administrative	148,761	98,229
Depreciation and amortization	26,521	18,650
	339,151	238,759

INCOME FROM OPERATIONS	17,792	41,222

OTHER INCOME (EXPENSE):
Interest income	5,042	4,859
Interest expense	(4,536)	(5,551)
Write-off of deferred debt issuance costs	(13,105)	—
Other income (expense), net	(852)	1,335
	(13,451)	643

INCOME BEFORE INCOME TAXES	4,341	41,865

INCOME TAX EXPENSE	(774)	(15,203)

NET INCOME	$3,567	$26,662

BASIC INCOME PER COMMON SHARE	$0.06	$0.46

DILUTED INCOME PER COMMON SHARE	$0.05	$0.44

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	59,734	57,994

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- ASSUMING DILUTION	73,508	65,065

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

									Accumulated
					Additional				Other
	Comprehensive		Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Income (Loss)	Total	Shares	Amount	Capital	Shares	Amount	Deficit	Income

BALANCE, JANUARY 1, 2005		830,044	57,973,050	580	1,172,499	332,784	(14,860)	(395,118)	66,943
Net loss	$(174,954)	(174,954)						(174,954)
Foreign currency translation loss	(33,317)
Unrealized investment losses	(1,008)
Other comprehensive loss	(34,325)	(34,325)							(34,325)
Comprehensive loss	$(209,279)
Sale of warrants associated with
convertible subordinated notes		217,071			217,071
Purchase of convertible note
hedge associated with convertible
subordinated notes		(382,261)			(382,261)
Tax benefit from the purchase of
convertible note hedge		133,791			133,791
Stock options exercised		11,460	346,730	3	11,457
Tax benefit from the exercise of
stock options, net of adjustment		2,826			2,826
Restricted stock award plan		10,784	125,625	1	10,783
Treasury stock acquired		(2,265)				40,059	(2,265)
BALANCE, DECEMBER 31, 2005		612,171	58,445,405	584	1,166,166	372,843	(17,125)	(570,072)	32,618
Net income	$3,567	3,567						3,567
Foreign currency translation gain	1,869
Unrealized investment gains	394
Other comprehensive gain	2,263	2,263							2,263
Comprehensive income	$5,830
Issuance of common stock upon conversion of convertible notes		50	841		50
Stock options exercised		107,738	2,289,311	23	107,715
Tax benefit from equity compensation		21,633			21,633
Stock-based compensation expense		9,856			9,856
Treasury stock acquired		(407)				5,330	(407)
BALANCE, MARCH 31, 2006		$756,871	60,735,557	$607	$1,305,420	378,173	$(17,532)	$(566,505)	$34,881

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,567	$26,662
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Deferred income tax (benefit) expense	(745)	14,677
Tax benefit from stock-based compensation	21,633	652
Depreciation and amortization	29,238	26,586
Amortization of debt issuance costs	129	2,138
Write-off of debt issuance costs associated with Zero Coupon convertible subordinated notes	13,105	—
Stock-based compensation expense	9,856	2,543
Changes in operating assets and liabilities, net of effect from acquisitions:
Receivables	(25,868)	60
Inventory	(12,020)	(11,164)
Other assets	(27,677)	(23,650)
Accounts payable, accrued expenses and deferred revenues	(21,583)	6,486
Other liabilities	(1,767)	1,172
Net cash (used for) provided by operating activities	(12,132)	46,162

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(31,759)	(24,164)
Acquisition of intangible assets	(5,000)	(384)
Sales and maturities of investments	27,040	14,998
Purchases of investments	—	(18,922)
Net cash used for investing activities	(9,719)	(28,472)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of common stock options	107,738	1,341
Acquisition of treasury stock	(407)	—
Payments on and retirements of long-term debt	(922)	119
Net cash provided by financing activities	106,409	1,460

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(531)	(3,132)

NET INCREASE IN CASH AND CASH EQUIVALENTS	84,027	16,018

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	205,060	574,244

CASH AND CASH EQUIVALENTS, END OF PERIOD	$289,087	$590,262

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which includes audited financial statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full year.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

2. ACQUISITIONS

VIVITROL LICENSE AND COLLABORATION

In June 2005, we entered into a license and collaboration agreement with Alkermes, Inc. to develop and commercialize VIVITROL™ (naltrexone for extended-release injectable suspension) in the United States. In April 2006, the U.S. Food and Drug Administration (“FDA”) approved VIVITROL for the treatment of alcohol dependent patients who are able to abstain from drinking in an outpatient setting and are not actively drinking when initiating treatment.

Concurrent with the execution of this agreement, we entered into a supply agreement under which Alkermes will provide to us finished commercial supplies of VIVITROL. We made an initial payment of $160 million cash to Alkermes upon execution of the agreement, all of which was recorded as an IPR&D charge as the product had not yet received FDA approval. In April 2006, we made an additional cash payment of $110 million to Alkermes following FDA approval of the product. This payment will be capitalized and amortized over the life of the agreement. Alkermes also could receive up to an additional $220 million in milestone payments from us upon attainment of certain agreed-upon sales levels of VIVITROL.

Cephalon and Alkermes have formed a joint steering committee that shares responsibility for the commercialization, development and supply strategy for VIVITROL. We have primary responsibility for the commercialization of VIVITROL, while Alkermes is responsible for manufacturing the product. Until December 31, 2007, Alkermes is responsible for any cumulative losses up to $120 million and we are responsible for any cumulative losses in excess of $120 million. Pre-tax profit, as adjusted for certain items, and losses incurred after December 31, 2007 will be split equally between the parties. We will recognize all product sales following commercial launch.

ZENEUS HOLDINGS LIMITED

On December 22, 2005, we completed our acquisition of all of the issued share capital of Zeneus Holdings Limited (“Zeneus”). Total consideration paid in connection with the acquisition was $365.8 million. Total purchase price after transaction costs and other working capital adjustments was $385.6 million including $19.8 million of cash acquired. Zeneus was a European specialty pharmaceutical company, headquartered in the United Kingdom, with three key products that are currently marketed in key European countries: Myocet, used in the treatment of metastatic breast cancer; Abelcet, used as an antifungal treatment; and Targretin, used in the treatment for cutaneous T-cell lymphoma patients. Key customer targets are oncologists, hematologists and dermatologists.

The total purchase price of $385.6 million consists of $375.5 million for all the outstanding shares of Zeneus and $10.1 million paid for transaction costs and the settlement of other seller related liabilities. The acquisition was funded from our existing cash and short-term investments.

The purchase price allocation is still being finalized. During the first quarter, there were no significant adjustments to the purchase price allocation. During the second quarter, we expect to finalize the Zeneus integration plan. As a result of the finalization of the integration plan, we will likely record a reserve for employee termination benefits, lease termination costs and relocation costs as an adjustment to the purchase price allocation. These costs are not expected to have a significant effect on our cash flows. We expect to finalize the allocation by the end of the second quarter of 2006.

The following unaudited pro forma information shows the results of our operations for the three months ended March 31, 2005 as though the acquisition had occurred as of the beginning of the period presented:

For the three
months ended
March 31, 2005
Total revenues	$301,211
Net income	$25,301
Basic and diluted net income per common share:
Basic income per common share	$0.44
Diluted income per common share	$0.42

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

3. STOCK-BASED COMPENSATION

Equity Compensation Plans

We have established equity compensation plans for our employees, directors and certain other individuals. All grants and terms are authorized by the Stock Option and Compensation Committee of our Board of Directors. We may grant non-qualified stock options under the Cephalon, Inc. 2004 Equity Compensation Plan (the “2004 Plan”) and the Cephalon, Inc. 2000 Equity Compensation Plan (the “2000 Plan”), and also may grant incentive stock options and restricted stock awards under the 2004 Plan. Options and restricted stock awards generally become exercisable or vest ratably over four years from the grant date, and options must be exercised within ten years of the grant date. There are currently 9.7 million and 4.3 million shares authorized for issuance under the 2004 Plan and the 2000 Plan, respectively. At March 31, 2006, the shares available for future stock option grants and restricted stock grants were 345,144 and 7,409, respectively.

Prior to the January 1, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share Based Payment” (“SFAS 123(R)”), we accounted for stock option plans and restricted stock award plans in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized for stock options since all options granted had an exercise price equal to the market value of the underlying stock on the grant date. Restricted stock awards have been recorded as compensation cost over the requisite vesting periods based on the market value on the date of grant. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation (“SFAS 123”), stock-based compensation was presented as a pro forma disclosure in the notes to the consolidated financial statements.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), using the modified-prospective transition method. Under this transition method, stock-based compensation is recognized in the consolidated financial statements for stock granted. Compensation expense recognized in the financial statements includes estimated expense for stock options granted after December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R), and the estimated expense for the options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. SFAS 123(R) also requires us to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing forfeitures and the corresponding reduction in expense as they occur. We recorded an adjustment for this cumulative effect for restricted stock awards and recognized a reduction in stock-based compensation in the first quarter of 2006 consolidated statements of operations allocated evenly between research and development and selling, general and administrative expenses based on the employees’ compensation allocation between these line items. The adjustment was not significant to the consolidated statement of operations.

Total stock-based compensation expense recognized in the consolidated statement of operations for the three months ended March 31, 2006 was $9.9 million before income taxes or $6.3 million after-tax which had an impact of $0.16 basic and diluted income per common share. Stock-based compensation expense consisted of stock option and restricted stock expense of $7.6 million and $2.3 million, respectively. This expense was allocated evenly between research and development and selling, general and administrative expenses based on the employees’ compensation allocation between these line items. Compensation expense is recognized in the period the employee performs the service in accordance with FASB Interpretation Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (FIN 28). The impact of capitalizing stock-based compensation was not significant at March 31, 2006.

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating activities in the consolidated statement of cash flows. SFAS 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing activities in the consolidated statement of cash flows. We realized a slight tax shortfall for the three months ended March 31, 2006. As there were no excess tax deductions, there was no impact on cash flows for the three months ended March 31, 2006.

Based on our historical experience of option pre-vesting forfeitures, we have assumed an annualized, expected forfeiture rate of 12% for all new options granted. Under the provisions of SFAS 123(R), we will record additional expense if the actual pre-vesting forfeiture rate is lower than we estimated and will record a recovery of prior expense if the actual forfeitures are higher than its estimate. As of January 1, 2006, the memo cumulative after-tax effect of this change in accounting for forfeitures for option awards, if this adjustment were recorded, would have been to increase stock-based compensation by $0.6 million.

Our expected term of options granted was derived from the average midpoint between vesting and the contractual term, as described in SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment.”  For 2006, expected volatilities are based on a combination of implied volatilities from traded options on our stock and the historical volatility of our stock for the related vesting period. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. We have not paid dividends in the past and do not plan to pay any dividends in the foreseeable future.

The following table illustrates the effect on pro forma net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 for the three months ended March 31, 2005:

For the three months ended March 31, 2005
Net income, as reported	$26,662
Add: Stock-based compensation expense included in net income, net of related tax effects	1,620
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,880)

Pro forma net income	$21,402

Earnings per share:
Basic income per share, as reported	$0.46
Basic income per share, pro forma	$0.37

Diluted income per share, as reported	$0.44
Diluted income per share, pro forma	$0.36

The fair value of each option grant at the grant date is calculated using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended March 31, 2006 and 2005:

	March 31, 2006	March 31, 2005
		(Pro forma)
Risk free interest rate	4.48%	3.99%
Expected term (years)	6.25	6.5
Expected volatility	54.20%	57.00%
Expected dividend yield	—%	—%

Estimated fair value per option granted	$40.31	$28.81

Stock Options

The following tables summarize the aggregate option activity under the plans for the three months ended March 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2006	9,955,904	$50.84
Granted	15,100	70.89
Exercised	(2,289,311)	46.96
Forfeited	(38,775)	49.84
Expired	(24,581)	44.65
Outstanding, March 31, 2006	7,618,337	$52.03	6.9	$78,750
Vested options at end of period	4,466,463	$53.83	3.4	$44,639

	Options Outstanding			Vested Options
Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$6.00-$14.99	282,600	2.3	$9.02	282,600	$9.02
$15.00-$29.99	172,543	3.3	26.05	172,543	26.05
$30.00-$50.99	2,588,194	7.7	47.61	866,682	47.34
$51.00-$59.99	3,026,325	6.7	51.97	1,611,063	52.00
$60.00-$71.96	1,548,675	5.7	70.66	1,533,575	70.66
	7,618,337	6.9	52.03	4,466,463	53.83

As of March 31, 2006, there was approximately $41.4 million of unrecognized compensation cost related to outstanding options which is recognized over a weighted-average period of 1.4 years. During the first quarter of 2006 and 2005, we received net proceeds of $107.7 million and $1.3 million, respectively, from the exercise of stock options.

The intrinsic value of stock options exercised during the first quarter of 2006 and 2005 was $64.3 million and $2.0 million, respectively. The estimated fair value of shares that vested during the first quarter of 2006 and 2005 was $1.2 million, respectively.

Restricted Stock

The following table summarizes restricted stock award activity for the three months ended March 31, 2006:

	2006	Weighted Average Fair Value
Nonvested, January 1, 2006	624,575	$49.52
Granted	5,000	70.50
Vested	—	—
Forfeited	(2,450)	49.90
Nonvested, March 31, 2006	627,125	$49.13
Intrinsic Value as of March 31, 2006	$37,784

As of March 31, 2006, there was approximately $19.7 million of total unrecognized compensation cost related to nonvested restricted stock awards. Such cost is expected to be recognized over a weighted-average period of 1.6 years. Total compensation for restricted stock was $2.3 million and $2.5 million, respectively, for the three months ended March 31, 2006 and 2005.

There were no restricted stock awards shares released from restriction during the first quarter of 2006 and 2005.

4. INVENTORY, NET

Inventory consisted of the following:

	March 31,	December 31,
	2006	2005
Raw materials	$57,682	$67,164
Work-in-process	39,418	28,430
Finished goods	53,371	42,292
	$150,471	$137,886

We capitalize inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. We could be required to expense previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential factors. At March 31, 2006, we had $66.3 million, $8.6 million and $0.6 million of capitalized inventory costs related to NUVIGIL, SPARLON and other pre-launch products, respectively. In the first quarter of 2006, we recorded a reserve of $1.7 million for capitalized inventory costs related to certain batches of SPARLON inventory as we do not expect that these batches will be sold prior to their expiration date. At December 31, 2005, we had $44.6 million, $5.9 million and $0.6 million of capitalized inventory costs related to NUVIGIL, SPARLON and other pre-launch products, respectively.

5. INTANGIBLE ASSETS, NET

Other intangible assets consisted of the following:

		March 31, 2006			December 31, 2005
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology acquired from Group Lafon	10-15 years	$132,000	$41,933	$90,067	$132,000	$39,467	$92,533
Trademarks/tradenames acquired from Group Lafon	15 years	16,000	4,533	11,467	16,000	4,267	11,733
GABITRIL product rights	9-15 years	115,817	40,042	75,775	115,371	38,053	77,318
ACTIQ marketing rights	10 years	75,465	33,271	42,194	75,465	31,359	44,106
Modafinil marketing rights	10 years	9,056	3,159	5,897	8,937	2,896	6,041
DuraSolv® technology	14 years	70,000	7,913	62,087	70,000	6,696	63,304
OraSolv® technology	6 years	32,700	8,484	24,216	32,700	7,210	25,490
ORAVESCENT® technology	15 years	10,400	1,099	9,301	10,400	930	9,470
NAXY® and MONO-NAXY® product rights	5 years	39,018	9,847	29,171	38,503	7,780	30,723
TRISENOX product rights	8-13 years	112,966	6,743	106,223	112,942	4,494	108,448
Trademarks/tradenames acquired from Zeneus	9-20 years	236,300	3,348	232,952	236,300	—	236,300
Other product rights	5-14 years	49,953	9,608	40,345	50,125	12,717	37,408
		$899,675	$169,980	$729,695	$898,743	$155,869	$742,874

Other intangible assets are amortized over their estimated useful economic life using the straight line method. Amortization expense was $19.0 million and $13.3 million for the three months ended March 31, 2006 and 2005, respectively.

6. LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
	2006	2005
2.0% convertible senior subordinated notes due June 1, 2015	$920,000	$920,000
2.5% convertible subordinated notes due December 2006	10,007	10,007
Zero Coupon convertible subordinated notes first putable June 2008 (Old)	265	313
Zero Coupon convertible subordinated notes first putable June 2010 (Old)	97	99
Zero Coupon convertible subordinated notes first putable June 2008 (New)	375,026	374,958
Zero Coupon convertible subordinated notes first putable June 2010 (New)	375,113	375,070
Mortgage and building improvement loans	8,793	8,975
Capital lease obligations	3,656	3,658
Other	2,988	3,177
Total debt	1,695,945	1,696,257
Less current portion	(1,683,614)	(933,160)
Total long-term debt	$12,331	$763,097

In January 2006, our 2008 and 2010 Zero Coupon Notes (collectively, the “Zero Coupon Notes”) became convertible and the related deferred debt issuance costs of $13.1 million were written off. Our 2.0% convertible senior subordinated notes due June 1, 2015 (the “2.0% Notes”) and Zero Coupon Notes are considered to be current liabilities and are presented in current portion of long-term debt in our March 31, 2006 consolidated balance sheet because the fair market value of our common stock as of the balance sheet date exceeded the conversion price set forth in these notes. The classification of this debt will continue to be current as long as our stock price is above the conversion price at the balance sheet date.

In the event that a significant conversion did occur, we believe that we have the ability to fund the payment of principal amounts due through a combination of utilizing our existing cash on hand, raising money in the capital markets or selling our note hedge instruments for cash.

7. LEGAL PROCEEDINGS

In March 2003, we filed a patent infringement lawsuit in the U.S. District Court in New Jersey against four companies—Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals, Inc., Ranbaxy Laboratories Limited and Barr Laboratories, Inc.—based upon the ANDAs filed by each of these firms with the FDA seeking approval to market a generic form of modafinil. The lawsuit claimed infringement of our U.S. Patent No. RE37,516 (the “‘516 Patent”) which covers the pharmaceutical compositions and methods of treatment with the form of modafinil contained in PROVIGIL and which expires on April 6, 2015. We believe that these four companies were the first to file ANDAs with Paragraph IV certifications and thus are eligible for the 180-day exclusivity provided by the provisions of the Federal Food, Drug and Cosmetic Act.

In late 2005 and early 2006, we announced that we had entered into settlement agreements with each of these four defendants. As part of these separate settlements, we agreed to grant to each of Teva, Mylan, Ranbaxy and Barr a non-exclusive royalty-bearing right to market and sell a generic version of PROVIGIL in the United States. These licenses will become effective in April 2012. An earlier entry may occur based upon the entry of another generic version of PROVIGIL. Each of these settlements has been filed with both the FTC and the Antitrust Division of the DOJ as required by the Medicare Modernization Act. The FTC has requested from us, and we have provided, certain information in connection with its review of the settlements. The FTC, the DOJ, or a private party could challenge in an administrative or judicial proceeding any or all of the settlements if they believe that the agreements violate the antitrust laws. For example, we are aware of a number of civil antitrust class action complaints recently filed by private parties in U.S. District Court for the Eastern District of Pennsylvania, each naming Cephalon, Barr, Mylan, Teva and Ranbaxy as co-defendants and claiming, among other things, that the patent litigation settlements concerning PROVIGIL violate the antitrust laws of the United States.  The complaints seek to certify two separate, purported classes of plaintiffs: direct purchasers of PROVIGIL, and consumers and indirect purchasers of PROVIGIL.  The plaintiffs are seeking monetary damages and/or equitable relief.  We have reviewed copies of the cases as filed and believe these actions are without merit.  While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

As a result of the settlement agreements, we received licenses to certain modafinil-related intellectual property developed by each party and in exchange for these licenses, we agreed to make payments to Barr, Ranbaxy and Teva collectively totaling up to $136.0 million over the next several years, consisting of upfront payments, milestones and royalties on net sales of our modafinil products. In order to maintain an adequate supply of the active drug substance modafinil, we entered into agreements with three modafinil suppliers whereby we will purchase an annual minimum amount of modafinil over a six year period beginning in 2006, with the aggregate payments over that period totaling approximately $82.6 million. The impact on the first quarter of 2006 consolidated statements of operations was a $4.0 million selling, general and administrative charge for these agreements.

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

In November 2005 and March 2006, we received notice that Caraco Pharmaceutical Laboratories, Ltd. and Apotex, Inc., respectively, also filed Paragraph IV ANDAs with the FDA in which each firm is seeking to market a generic form of PROVIGIL. We have not filed a patent infringement lawsuit against either Caraco or Apotex to date.

In February 2006, we also announced that we had agreed to settle with Barr our pending patent infringement dispute in the United States related to Barr’s ANDA filed with the FDA seeking to sell a generic version of ACTIQ. Under the settlement, we will grant Barr an exclusive royalty bearing right to market and sell a generic version of ACTIQ in the United States, effective on December 6, 2006. Barr will pay specified royalties on net profits of a generic ACTIQ product for the period December 6, 2006 through February 3, 2007, subject to certain limitations. The patents covering the current formulation of the product are set to expire as early as September 2006. If we are successful in our ongoing efforts to complete a clinical study of ACTIQ in pediatric patients prior to September 5, 2006, the FDA could grant us six months of exclusivity beyond the September 5, 2006 patent expiration. While enrollment to date in the study has been slow, we believe that our submission to the FDA in early September should be sufficient for the FDA to grant us pediatric exclusivity for ACTIQ. Under the license and supply agreement we entered into with Barr in July 2004, we could face generic competition from Barr prior to December 6, 2006 if we receive FDA approval of FEBT before this date or if we have not received a pediatric extension of exclusivity for ACTIQ. The settlement with Barr related to ACTIQ has been filed with both the FTC and the Antitrust Division of the DOJ as required by the Medicare Modernization Act. The FTC has requested from us, and we have provided, certain information in connection with its review of this settlement. The FTC, the DOJ, or a private party could challenge in an administrative or judicial proceeding the settlement with Barr if they believe that the agreement violates the antitrust laws. If the settlement is challenged, there is no assurance that we could successfully defend against such challenge and, in that case, we could be subject to, among other things, damages, fines and possible invalidation of the settlement agreement.

In September 2004, we announced that we had received subpoenas from the U.S. Attorney’s Office in Philadelphia with respect to PROVIGIL, ACTIQ and GABITRIL. This investigation is ongoing and appears to be focused on our sales and promotional practices. We are cooperating with the investigation and are providing documents to the U.S. Attorney’s Office. In addition, we have engaged in ongoing discussions with the Attorney General in Pennsylvania regarding media reports of instances of abuse and diversion of ACTIQ. We have had similar discussions with the Office of the Connecticut Attorney General; in September 2004, we received a voluntary request for information from the Office of the Connecticut Attorney General asking us to provide information generally relating to our sales and promotional practices for our U.S. products. We have agreed to comply with this voluntary request. These matters may involve the bringing of criminal charges and fines, and/or civil penalties. We cannot predict or determine the outcome of these matters or reasonably estimate the amount or range of amounts of any fines or penalties that might result from an adverse outcome. However, an adverse outcome could have a material adverse effect on our financial position, liquidity and results of operations.

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

8. COMPREHENSIVE INCOME

Our comprehensive income includes net income, unrealized gains and (losses) from foreign currency translation adjustments and unrealized investment gains (losses). Our total comprehensive income is as follows:

	Three months ended March 31,
	2006	2005
Net income	$3,567	$26,662

Foreign currency translation gain (loss)	1,869	(14,118)
Unrealized investment gains (losses)	394	(1,583)
Other comprehensive gain (loss)	2,263	(15,701)

Comprehensive income	$5,830	$10,961

9. EARNINGS PER SHARE (“EPS”)

We compute income per common share in accordance with SFAS No. 128, “Earnings Per Share.” Basic income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted income per common share is computed based on the weighted average shares outstanding and the dilutive impact of common stock equivalents outstanding during the period. The dilutive effect of employee stock options, restricted stock awards, the Zero Coupon Convertible Notes issued in December 2004 (the “New Zero Coupon Notes”), the 2.0% Notes and the warrants are measured using the treasury stock method. The dilutive effect of our other convertible notes, including the remaining outstanding portions of the 2.5% Notes and the Zero Coupon Convertible Notes issued in June 2003 (the “Old Zero Coupon Notes”), are measured using the “if-converted” method. Common stock equivalents are not included in periods where there is a loss, as they are anti-dilutive.

The 2.0% Notes and New Zero Coupon Notes each are considered to be instrument C securities as defined by EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion”; therefore, these notes are included in the dilutive earnings per share calculation using the treasury stock method. Under the treasury stock method, we must calculate the number of shares issuable under the terms of these notes based on the average market price of the stock during the period, and include that number in the total diluted shares figure for the period. Since the average share price of our stock during the first quarter of 2006 exceeded the conversion price of $46.70 for the 2.0% Notes and $56.50 and $59.50 for the New Zero Coupon Notes, the impact of these notes during the period was an additional 7.1 million and 2.7 million of incremental shares, respectively, included to calculate diluted EPS.

We have entered into convertible note hedge and warrant agreements that, in combination, have the economic effect of reducing the dilutive impact of the 2.0% Notes and the New Zero Coupon Notes by increasing the effective conversion price for these notes, from our perspective, to $67.92 and $72.08, respectively. SFAS No. 128, however, requires us to analyze separately the impact of the convertible note hedge and warrant agreements on diluted EPS. As a result, the purchases of the convertible note hedges are excluded because their impact will always be anti-dilutive. SFAS No. 128 further requires that the impact of the sale of the warrants be computed using the treasury stock method. For example, using the treasury stock method, if the average price of our stock during the period ended December 31, 2005 had been $65.00, $75.00, $85.00 or $95.00, the shares from the warrants to be included in diluted EPS would have been zero, 2.4 million, 5.9 million and 8.7 million shares, respectively. The total number of shares that could potentially be included under the warrants is 32.6 million. Since the average share price of our stock during the first quarter of 2006 exceeded the effected conversion prices of the 2.0% Notes and New Zero Coupon Notes, the impact of the warrants during the period was the inclusion of an additional 1.4 million and 0.2 million of incremental shares, respectively, to calculate diluted EPS.

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted income per common share:

	Three months ended
	March 31,
	2006	2005
Basic income per common share computation:
Numerator:
Net income used for basic income per common share	$3,567	$26,662
Denominator:
Weighted average shares used for basic income per common share	59,734	57,994
Basic income per common share	$0.06	$0.46
Diluted income per common share computation:
Numerator:
Net income used for basic income per common share	$3,567	$26,662
Interest on convertible notes (net of tax) per common share	—	2,189
Net income used for diluted income per common share	$3,567	$28,851
Denominator:
Weighted average shares used for basic income per common share	59,734	57,994
Effect of dilutive securities:
Convertible subordinated notes	11,319	6,449
Employee stock options and restricted stock awards	2,455	622
Weighted average shares used for diluted income per common share	73,508	65,065
Diluted income per common share	$0.05	$0.44

The following reconciliation shows the shares excluded from the calculation of diluted income per common share as the inclusion of such shares would be anti-dilutive:

	Three months ended
	March 31,
	2006	2005
Weighted average shares excluded:
Employee stock options	15	5,328
Convertible subordinated notes	31,221	12,940
	31,236	18,268

10. SEGMENT AND SUBSIDIARY INFORMATION

Revenue and pre-tax income (loss) for the three months ended March 31, 2006 and 2005, and long-lived assets as of March 31, 2006 and December 31, 2005 are provided below:

Revenues for the three months ended March 31:

	2006			2005
	United States	Europe	Total	United States	Europe	Total
PROVIGIL sales	$139,551	$9,022	$148,573	$92,149	$7,981	$100,130
ACTIQ sales	112,334	5,168	117,502	98,868	3,057	101,925
GABITRIL sales	11,356	1,416	12,772	24,701	1,689	26,390
Other sales	15,070	51,670	66,740	9,194	28,970	38,164
Other revenues	9,779	1,577	11,356	11,565	1,807	13,372
Total External Revenues	288,090	68,853	356,943	236,477	43,504	279,981
Inter-Segment Revenues	3,444	24,783	28,227	1,475	18,743	20,218
Elimination of Inter-Segment Revenues	(3,444)	(24,783)	(28,227)	(1,475)	(18,743)	(20,218)
Total Revenues	$288,090	$68,853	$356,943	$236,477	$43,504	$279,981

Pre-tax income (loss) for the three months ended March 31:

	2006	2005
United States	$14,777	$37,932
Europe	(10,436)	3,933
Total	$4,341	$41,865

	March 31, 2006	December 31, 2005
Long-lived assets:
United States	$1,110,561	$1,084,619
Europe	670,132	685,750
Total	$1,780,693	$1,770,369

We perform our annual test of impairment of goodwill as of July 1. We allocate goodwill to each of our reporting units based on their relative fair value. Accordingly, $268.8 million of goodwill was allocated to our United States segment and $195.9 million was allocated to our Europe segment at March 31, 2006.

11. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

At Cephalon France, we have a defined benefit pension plan for current employees and a postretirement benefit plan for employees who retired prior to 2003. These plans are noncontributory and are not funded; benefit payments are funded from operations.

A summary of the components of net periodic benefit costs is as follows:

	Pension Benefits		Other Benefits
	For the three months		For the three months
	ended March 31,		ended March 31,
	2006	2005	2006	2005
Service cost	$133	$133	$10	$9
Interest cost	67	84	13	15
Recognized actuarial (gain) loss	(1)	(68)	4	(9)
Amortization of prior improvements	—	—	(6)	—
Change in benefit obligation	$199	$149	$21	$15

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A in conjunction with our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2005.

EXECUTIVE SUMMARY

Cephalon is an international biopharmaceutical company dedicated to the discovery, development and marketing of innovative products in four core therapeutic areas: central nervous system (CNS) disorders, pain, cancer and addiction. In addition to conducting an active research and development program in these areas, we market four products in the United States and numerous products in various countries throughout Europe.

Our three most important products, PROVIGIL, ACTIQ and GABITRIL, comprised approximately 81% of our worldwide net sales for the three months ended March 31, 2006, of which approximately 94% was in the U.S. market. Consistent with our core therapeutic areas, we have aligned our U.S. field sales and sales management teams by area, with approximately 440 persons focused on CNS, 115 persons focused on pain, 30 persons focused on cancer and 135 persons focused on addiction. In Europe, we have a sales and marketing organization numbering approximately 360 persons that supports our presence in 18 European countries, including France, the United Kingdom, Germany, Italy and Spain.

On April 13, 2006, the FDA approved VIVITROL for the treatment of alcohol dependence. VIVITROL is indicated for alcohol dependent patients who are able to abstain from alcohol in an outpatient setting and are not actively drinking when initiating treatment. Treatment with VIVITROL should be used in combination with psychosocial support, such as counseling or group therapy. Under the license and collaboration agreement we signed with Alkermes in June 2005, Alkermes is responsible for manufacturing commercial supplies of VIVITROL and we have primary responsibility for the marketing and sale of the product. Assuming adequate supply of material from Alkermes, we expect to be in a position to launch VIVITROL to the market in June 2006. As a result of the FDA’s approval, we paid Alkermes a $110 million milestone payment in April 2006 as required by our agreement.

We are seeking to attain FDA approval to market four near-term product candidates. The following chart summarizes our progress with respect to these product opportunities, as well as our current expectations with respect to the timing of regulatory filings and possible launch dates, assuming FDA approval:

Product Candidate	Anticipated Indication	Anticipated Filing Date	Target Launch Date	Status
SPARLON™ (modafinil)*	ADHD in children and adolescents	Filed sNDA 4Q 2004	2nd Half 2006	Current FDA action date: August 22, 2006; See additional discussion below

NUVIGIL™ (armodafinil)	Excessive sleepiness	Filed NDA 1Q 2005	2nd Half 2006	Received approvable letter from FDA in May 2006

fentanyl effervescent buccal tablets (FEBT)	Breakthrough cancer pain	Filed NDA 3Q 2005	Late 2006	Current PDUFA date: June 30, 2006

GABITRIL® (tiagabine hydrochloride)	Generalized Anxiety Disorder	2nd Half 2006	2nd Half 2007	Phase 3 clinical trial results expected 2Q 2006

*                                         For SPARLON, we are a party to a co-promotion agreement with McNeil Consumer & Specialty Pharmaceuticals, the term of which is generally three years from the date of the first commercial sale of SPARLON. If the first commercial sale of SPARLON does not occur by December 31, 2006, the agreement will terminate on that date unless extended by the parties.

In March 2006, we announced that the FDA’s Psychopharmacologic Drugs Advisory Committee voted not to recommend FDA approval of SPARLON. The advisory committee voted unanimously that SPARLON is effective for its intended use but recommended that we collect additional data to support the safety of the drug in children and adolescents with ADHD. This recommendation was the result of concerns expressed by the advisory committee regarding a suspected case of Stevens-Johnson syndrome (“SJS”), a rare but serious skin rash condition, in a child who participated in one of the

Phase 3 clinical trials. While the FDA is not bound by the advisory committee’s recommendation, the FDA takes the advisory committee’s advice into consideration when reviewing investigational drugs seeking approval. In April 2006, we announced that we had gathered additional information about this suspected case of SJS since the date of the advisory committee meeting. Our efforts included, among other things, discussions with the treating physicians, consultations with leading dermatology experts and informal discussions with the FDA. We have formally submitted this new information to the FDA in support of the position that this case is not, in fact, SJS. In April 2006, we announced that the FDA has extended the action date for the SPARLON sNDA to August 22, 2006. We cannot assure you that the FDA will conclude that this case was not SJS or that we will ever achieve FDA approval of SPARLON. As of March 31, 2006, we have $8.6 million of capitalized inventory costs related to SPARLON. In the first quarter of 2006, we recorded a reserve of $1.7 million for capitalized inventory costs related to certain batches of SPARLON inventory as we do not expect that these batches will be sold prior to their expiration date.

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

In late 2005 and early 2006, we announced the settlement of four separate patent infringement lawsuits related to modafinil that we had filed against Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Pharmaceuticals Inc., and Barr Laboratories, Inc. As part of these separate settlements, we agreed to grant to each of Teva, Mylan, Ranbaxy and Barr a non-exclusive royalty-bearing right to market and sell a generic version of PROVIGIL in the United States. These licenses will become effective in April 2012. An earlier entry may occur based upon the entry of another generic version of PROVIGIL.

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

In February 2006, we also announced that we had settled our pending United States patent infringement dispute with Barr related to its abbreviated new drug application (“ANDA”) filed with the FDA seeking to sell a generic version of ACTIQ. Under the settlement, we will grant Barr an exclusive royalty bearing right to market and sell a generic version of ACTIQ in the United States, effective on December 6, 2006. Barr will pay specified royalties on net profits of a generic ACTIQ product for the period December 6, 2006 through February 3, 2007, subject to certain limitations. The patents covering the current formulation of the product are set to expire as early as September 5, 2006. If we are successful in our ongoing efforts to complete a clinical study of ACTIQ in pediatric patients prior to September 5, 2006, the FDA could grant us six months of exclusivity beyond the September 5, 2006 patent expiration. While enrollment to date in the study has been slow, we believe that our submission to the FDA in early September should be sufficient for the FDA to grant us pediatric exclusivity for ACTIQ. Under the license and supply agreement we entered into with Barr in July 2004, we could face generic competition from Barr prior to December 6, 2006 if we receive FDA approval of FEBT before this date or if we have not received a pediatric extension of exclusivity for ACTIQ.

Each of these settlements has been filed with both the FTC and the Antitrust Division of the DOJ as required by the Medicare Modernization Act. As previously disclosed, the FTC has requested from us, and we have provided, certain information in connection with its review of the settlements. The FTC, the DOJ, or a private party could challenge in an administrative or judicial proceeding any or all of the settlements if they believe that the agreements violate the antitrust laws. For example, we are aware of a number of civil antitrust class action complaints recently filed by private parties in U.S. District Court for the Eastern District of Pennsylvania, each naming Cephalon, Barr, Mylan, Teva and Ranbaxy as co-defendants and claiming, among other things, that the patent litigation settlements concerning PROVIGIL violate the antitrust laws of the United States.  The complaints seek to certify two separate, purported classes of plaintiffs: direct purchasers of PROVIGIL, and consumers and indirect purchasers of PROVIGIL.  The plaintiffs are seeking monetary damages and/or equitable relief.  We have reviewed copies of the cases as filed and believe these actions are without merit.  While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

Indebtedness

We have significant levels of indebtedness outstanding, nearly all of which consists of convertible notes with restricted conversion prices lower than our stock price as of March 31, 2006. Under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. For a more complete description of these notes, see Note 9 to our Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K. We do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, there are no restrictions on our use of this cash, and the cash available to repay indebtedness may decline over time.

As of March 31, 2006, the fair value of both the 2.0% Notes and the Zero Coupon Notes is greater than the value of the shares into which such notes are convertible. We believe that the share price of our common stock would have to significantly increase over the market price as of March 31, 2006 before the fair value of the convertible notes would be less than the value of the common stock shares underlying the notes and, as such, we believe it is highly unlikely that holders of the 2.0% Notes or Zero Coupon Notes will present significant amounts of such notes for conversion. In the unlikely event that a significant conversion did occur, we believe that we have the ability to raise sufficient cash to repay the principal amounts due through a combination of utilizing our existing cash on hand, raising money in the capital markets or selling our note hedge instruments for cash. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

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

2005 ACQUISITIONS AND TRANSACTIONS

Zeneus Holdings Limited Acquisition

On December 22, 2005, we completed our acquisition of all of the issued share capital of Zeneus Holdings Limited. Total consideration paid in connection with the acquisition was approximately $365.8 million, net of cash acquired.

TRISENOX Acquisition

On July 18, 2005, we completed the acquisition of substantially all assets related to TRISENOX® (arsenic trioxide) from Cell Therapeutics, Inc. (“CTI”) and CTI Technologies, Inc., a wholly-owned subsidiary of CTI, for $69.7 million in cash, funded from existing cash on hand. The acquisition agreement provides for contingent future cash payments to CTI, totaling up to $100.0 million, upon the achievement of certain label expansions and sales milestones. The results of operations of TRISENOX have been included in the consolidated statements of operations since the acquisition date.

VIVITROL License and Collaboration

In June 2005, we entered into a license and collaboration agreement with Alkermes, Inc. to develop and commercialize VIVITROL in the United States. Concurrent with the execution of this agreement, we entered into a supply agreement under which Alkermes will provide to us finished commercial supplies of VIVITROL. We made an initial payment of $160 million to Alkermes upon execution of the agreement, all of which was recorded as an IPR&D charge as the product had not yet received FDA approval. In April 2006, we made an additional payment of $110 million to Alkermes following FDA approval of the product. Alkermes also could receive up to an additional $220 million in milestone payments from us upon attainment of certain agreed-upon sales levels of VIVITROL. Until December 31, 2007, Alkermes is responsible for any cumulative losses up to $120 million, and we are responsible for any cumulative losses in excess of $120 million. Pre-tax profit, as adjusted for certain items, and losses incurred after December 31, 2007 will be split equally between the parties. We will recognize product sales upon commercial launch.

Salmedix, Inc. Acquisition

On June 14, 2005, we completed our acquisition of Salmedix, Inc. Under the agreement relating to the acquisition, we acquired all of the outstanding capital stock of Salmedix for $160.9 million in cash and future payments totaling up to $40 million upon achievement of certain regulatory milestones. The acquisition was funded from our existing cash on hand and was accounted for as an asset acquisition, as Salmedix is a development stage company. As a result of the acquisition, we obtained the rights to market TREANDA™ (bendamustine hydrochloride). The results of operations for Salmedix have been included in our consolidated financial statements as of the acquisition date.

Co-Promotion Agreement with McNeil

In August 2005, we entered into an agreement with McNeil Consumer & Specialty Pharmaceuticals Division of McNeil-PPC, Inc. concerning the co-promotion of SPARLON. The term of the co-promotion agreement is generally three years from the date of the first commercial sale of SPARLON. If the first commercial sale of SPARLON does not occur by December 31, 2006, the agreement will terminate on that date unless extended by the parties. Under the co-promotion agreement, McNeil has agreed to have at least 300 McNeil sales representatives co-promote and detail SPARLON upon FDA approval in the United States primarily to pediatricians, psychiatrists and pediatric neurologists. We will promote the product to psychiatrists, neurologists, primary care physicians, and other appropriate health care professionals and will retain all responsibility for the development, manufacture, distribution and sale of the product. We will pay McNeil commission fees calculated as a percentage of annual net sales of SPARLON during the term of the agreement and, if specified sales levels are reached in the final year of the agreement, during the three calendar years following the expiration of the agreement. Commission fees will be recognized as Sales and Marketing expenses in the same period that the related net sales are recognized.

McNeil may terminate the co-promotion agreement prior to the end of the three-year term of the agreement if “Lost CONCERTA Market Exclusivity” occurs, subject to the following conditions:

•                  Except as set forth in the next bullet point, McNeil may only terminate the co-promotion agreement effective on or after a date that is six months following the first commercial sale of SPARLON in the United States by providing us with at least 90 days’ advance written notice of termination; and

•                  If Lost CONCERTA Market Exclusivity occurs prior to the first commercial sale of SPARLON in the United States, McNeil may terminate the Agreement on or after the four-month anniversary of Lost CONCERTA Market Exclusivity by providing us with at least 90 days’ advance written notice of termination; provided that if the first commercial sale of the product occurs before the effective date of termination, then McNeil may only terminate the co-promotion agreement effective on or after a date that is at least six (6) months following the first commercial sale of SPARLON.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2006 compared to three months ended March 31, 2005:

	2006			2005			% Increase (Decrease)
	United States	Europe	Total	United States	Europe	Total	United States	Europe	Total
Sales:
PROVIGIL	$139,551	$9,022	$148,573	$92,149	$7,981	$100,130	51%	13%	48%
GABITRIL	11,356	1,416	12,772	24,701	1,689	26,390	(54)%	(16)%	(52)%
CNS	150,907	10,438	161,345	116,850	9,670	126,520	29%	8%	28%
Pain	112,334	5,168	117,502	98,868	3,057	101,925	14%	69%	15%
Other	15,070	51,670	66,740	9,194	28,970	38,164	64%	78%	75%
Total Sales	278,311	67,276	345,587	224,912	41,697	266,609	24%	61%	30%
Other Revenues	9,779	1,577	11,356	11,565	1,807	13,372	(15)%	(13)%	(15)%
Total Revenues	$288,090	$68,853	$356,943	$236,477	$43,504	$279,981	22%	58%	27%

Sales—In the United States, we sell our products to pharmaceutical wholesalers, the largest three of which accounted for 81% of our worldwide net sales for the three months ended March 31, 2006. Decisions made by these wholesalers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) can materially affect the level of our sales in any particular period and thus may not necessarily correlate to the number of prescriptions written for our products as reported by IMS Health Incorporated (“IMS Health”).

In 2005, we finalized wholesaler service agreements with our major wholesaler customers. These agreements obligate the wholesalers to provide us with periodic retail demand information and current inventory levels for our products held at their warehouse locations; additionally, the wholesalers have agreed to manage the variability of their purchases and inventory levels within specified limits based on product demand.

As of March 31, 2006, we received information from all of our U.S. wholesaler customers about the levels of inventory they held for our products. Based on this information, which we have not independently verified, we believe that total inventory held at these wholesalers is approximately two weeks supply at our current sales levels.

For the three months ended March 31, 2006, total sales increased by 30% over the prior year. This change was impacted by changes in the relative levels of the number of units of inventory held in the supply chain and by changes in the product sales allowances deducted from gross sales. The other key factors that contributed to the increase in sales are summarized by product as follows:

•                  In CNS Disorders, sales of PROVIGIL increased 48 percent. Demand for PROVIGIL increased as evidenced by an increase in U.S. prescriptions for PROVIGIL of 15%, according to IMS Health. During the first quarter of 2006, sales of PROVIGIL also were impacted by domestic price increases of approximately 22% from period to period.

•                  Sales of GABITRIL decreased 52 percent. U.S. prescriptions for GABITRIL decreased 47% according to IMS Health. This decrease was driven primarily by our decision to reduce our sales and marketing efforts following an update in February 2005 to the label information for GABITRIL. During the first quarter of 2006, sales of GABITRIL also were impacted by domestic price increases of approximately 34% from period to period.

•                  In Pain, sales increased 15 percent. Demand for ACTIQ increased as evidenced by an increase in U.S. prescriptions of 5%, according to IMS Health. During the first quarter of 2006, sales of ACTIQ also were impacted by an increase in domestic prices of approximately 35% from period to period.

•                  Other sales, which consist primarily of sales of other products and certain third party products, increased 75 percent. This increase is attributable to sales of products acquired in the TRISENOX and Zeneus acquisitions in July 2005 and December 2005, respectively.

Other Revenues—The decrease of 15% from period to period is primarily due to the termination of our Lundbeck and Novartis collaboration agreements.

Analysis of gross sales to net sales—The following table presents the product sales allowances deducted from gross sales to arrive at a net sales figure:

	For the three months ended
	March 31,
	2006	2005	Change	% Change
Gross sales:	$391,817	$307,730	$84,087	27%
Product sales allowances:
Prompt payment discounts	6,031	5,166	865	17%
Wholesaler discounts	—	7,298	(7,298)	(100)%
Returns	1,427	3,995	(2,568)	(64)%
Coupons	7,374	4,723	2,651	56%
Medicaid discounts	20,102	15,445	4,657	30%
Medicare Part D discounts	954	—	954	100%
Managed care and governmental contracts	10,342	4,494	5,848	130%
	46,230	41,121	5,109
Net sales	$345,587	$266,609	$78,978	30%
Product sales allowances as a percentage of gross sales	11.8%	13.4%

Increases in the product sales allowances were impacted by (1) higher Medicaid discounts primarily resulting from increased rebate percentages caused by price increases on our products and (2) increased usage of and additional rebates for certain governmental programs. This increase was partially offset by the fact that no incremental wholesaler discounts were required during the first quarter of 2006. Returns allowances also decreased in the first quarter of 2006 as compared to the first quarter of 2005 as a result of improved actual returns experience for our products. In the future, we expect product sales allowances as a percentage of gross sales to continue to trend upward due to the impact of potential future price increases on Medicaid discounts and potential increases related to Medicaid, managed care and governmental contracts sales.

We also established a reserve for Medicare Part D discounts in the first quarter of 2006 of $1.0 million. This reserve was established based on the number of Medicare Part D contracts that we had signed or expected to sign and an estimate of the amounts expected to be incurred under each contract based on expected enrollment and usage. These estimates are based on preliminary data and may change significantly in the future based on actual experience.

	For the three months ended
	March 31,
	2006	2005	Change	% Change
Costs and expenses:
Cost of sales	$58,893	$41,114	$17,779	43%
Research and development	104,976	80,766	24,210	30%
Selling, general and administrative	148,761	98,229	50,532	51%
Depreciation and amortization	26,521	18,650	7,871	42%
	$339,151	$238,759	$100,392	42%

Cost of Sales—The cost of sales was 17% of net sales for the three months ended March 31, 2006 and 15% of net sales for the three months ended March 31, 2005. The increase is primarily due to the inclusion of Zeneus’ product sales in 2006 for which the margin is lower than the average margin of our other products, as well as additional royalty expenses for PROVIGIL. This increase was partially offset by the net effect of price increases on our three major US products.

Research and Development Expenses—Research and development expenses increased $24.2 million, or 30%, for the first quarter of 2006 as compared to the first quarter of 2005. This increase is due to $30.0 million of up-front payments related to rights acquired to certain development stage products in the first quarter under two product development collaboration agreements, the recognition of $3.4 million of stock-based compensation expense (represents half of the total stock-based compensation expense recorded) as a result of the adoption of SFAS 123(R) and the inclusion of clinical expenses related to Zeneus partially offset by lower expenses associated with reduced levels of clinical activity in 2006.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $50.5 million, or 51%, for the first quarter of 2006, primarily due to higher selling and marketing costs in anticipation of the approval of certain of our product candidates, increased spending for PROVIGIL and the inclusion of Zeneus sales and marketing expenses (approximately $12.7 million) in 2006. In addition, we paid $4.0 million in the first quarter in connection with the PROVIGIL settlement agreements and recognized $3.4 million of stock-based compensation expense (represents half of the total stock-based compensation expense recorded) as a result of the adoption of SFAS 123(R).

Depreciation and Amortization Expenses—Depreciation and amortization expenses increased $7.9 million, or 42%, for the first quarter of 2006 primarily as a result of increased capital investments at our West Chester and Frazer locations and additional amortization expense resulting from intangible acquisitions during 2005.

	For the three months ended
	March 31,
	2006	2005	Change	% Change
Other income (expense):
Interest income	$5,042	$4,859	$183	4%
Interest expense	(4,536)	(5,551)	1,015	18%
Write-off of deferred debt issuance costs	(13,105)	—	(13,105)	(100)%
Other income (expense), net	(852)	1,335	(2,187)	(164)%
	$(13,451)	$643	$(14,094)	2192%

Other Income (Expense)—Other income (expense), net decreased $14.1 million for the first quarter of 2006, attributable to the following factors:

•                  an increase in interest income in 2006 due to higher investment returns offset by lower average investment balances.

•                  A decrease in interest expense in 2006 due primarily to the repurchase of substantially all of our 2.5% convertible subordinated notes in July 2005 and to the write-off of deferred debt issuance costs related to our Zero Coupon convertible subordinated notes in January 2006. This decrease was offset by interest expense on our 2.0% convertible senior subordinated notes issued in June 2005.

•                  A $13.1 million write-off of deferred debt issuance costs in 2006 related to our Zero Coupon convertible subordinated notes.

•                  A $2.2 million decrease in other income (expense), net primarily due to fluctuations in foreign currency gains and losses in the comparable periods.

	For the three months ended
	March 31,
	2006	2005	Change	% Change
Income tax expense	$(774)	$(15,203)	$14,429	95%

Income Taxes—During the first quarter of 2006, we recognized $0.8 million of income tax expense on income before income taxes of $4.3 million, resulting in an overall effective tax rate of 17.8%. The variance in the first quarter of 2006 effective tax rate from the U.S. statutory rate is primarily due to a release of valuation allowance related to the sale of Pennsylvania research and development state tax credits in the first quarter of 2006. This compared to income tax expense in the first quarter of 2005 of $15.2 million on income before income taxes of $41.9 million, yielding an effective tax rate of 36.3%.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and investments at March 31, 2006 were $541.5 million, representing 18% of total assets, up from $484.1 million, representing 17% of total assets, at December 31, 2005.

The change in cash and cash equivalents is as follows:

	For the three months ended
	March 31,
	2006	2005
Net cash (used for) provided by operating activities	$(12,132)	$46,162
Net cash used for investing activities	(9,719)	(28,472)
Net cash provided by financing activities	106,409	1,460
Effect of exchange rate changes on cash and cash equivalents	(531)	(3,132)
Net increase in cash and cash equivalents	$84,027	$16,018

Our working capital deficit, which is calculated as current assets less current liabilities, increased to $847.4 million at March 31, 2006 compared to $229.8 million at December 31, 2005 primarily due to the reclassification of $750.5 million of our Zero Coupon convertible subordinated notes from long-term liabilities to current liabilities. Our 2.0% convertible senior subordinated notes due June 1, 2015 and Zero Coupon convertible subordinated notes are considered to be current liabilities at March 31, 2006 because the fair market value of our common stock as of March 31, 2006 exceeded the conversion price set forth in these notes.

Net Cash (Used for) Provided by Operating Activities

Net cash used for operating activities was $12.1 million for the quarter ended March 31, 2006 as compared to net cash provided by operating activities of $46.2 million for the quarter ended March 31, 2005. The change from period to period is primarily a result of an increase in outstanding receivables associated with sales of our products from December 31, 2005 to March 31, 2006 and a decrease in accrued expenses during that same period. Operating activities for the first quarter of 2006 included $30.0 million of up-front payments related to rights acquired to certain development stage products in the first quarter and $4.0 million associated with the PROVIGIL settlement agreements.

Net Cash Used for Investing Activities

Net cash used for investing activities was $9.7 million for the quarter ended March 31, 2006 as compared to $28.5 million for the quarter ended March 31, 2005. The decrease from period to period was primarily due to an increase in sales and maturities of our investment portfolio partially offset by the acquisition of intangible assets and increases in purchases of property and equipment predominantly related to facilities improvements at our locations to accommodate our growth.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $106.4 million for the quarter ended March 31, 2006, as compared to $1.5 million for the quarter ended March 31, 2005.

The volume of exercises of common stock options increased significantly in the first quarter of 2006 as compared to the first quarter of 2005. The extent and timing of option exercises are primarily dependent upon the market price of our common stock and general financial market conditions, as well as the exercise prices and expiration dates of the options.

Outlook

In April 2006, we made a $110 million milestone payment to Alkermes following FDA approval of VIVITROL. We expect to use our remaining cash, cash equivalents and investments for working capital and general corporate purposes, including the acquisition of businesses, products, product rights, or technologies, the payment of contractual obligations, including scheduled interest payments on our convertible notes and regulatory, sales or other milestones that may become due to third parties, and/or the purchase, redemption or retirement of our convertible notes. However, in 2006, we expect that sales of our currently marketed products, together with sales of our near-term product candidates, assuming approval in the anticipated time frames, should allow us to generate positive cash flow from operations. At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth in 2007 and beyond, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our near-term product candidates.

Based on our current level of operations, projected sales of our existing products and estimated sales from VIVITROL which was approved in April 2006 and our product candidates, if approved, combined with other revenues and interest income, we also believe that we will be able to service our existing debt and meet our capital expenditure and working capital requirements in the near term. However, we cannot be sure that our anticipated revenue growth will be realized or that we will continue to generate significant positive cash flow from operations. We may need to obtain additional funding for future significant strategic transactions, to repay our outstanding indebtedness, particularly if such indebtedness is presented for conversion by holders (see “—Indebtedness” below), or for our future operational needs, and we cannot be certain that funding will be available on terms acceptable to us, or at all.

Marketed Products

Continued sales growth of PROVIGIL beyond the June 2006 expiration of orphan drug exclusivity depends, in part, on the continued effectiveness of the various settlement agreements we entered into in late 2005 and early 2006, as well as our maintenance of protection in the United States and abroad of the modafinil particle-size patent through its expiration beginning in 2014. See Note 7 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Future growth of modafinil-based product sales in 2006 and beyond also will depend in part on our ability to achieve final FDA approval of NUVIGIL, which we anticipate in the second half of 2006, and SPARLON. In March 2006, we announced that the FDA’s Psychopharmacologic Drugs Advisory Committee voted not to recommend FDA approval of SPARLON. The advisory committee voted unanimously that SPARLON is effective for its intended use but recommended that we collect additional data to support the safety of the drug in children and adolescents with ADHD. This recommendation was the result of concerns expressed by the advisory committee regarding a suspected case of SJS in a child who participated in one of the Phase 3 clinical trials. While the FDA is not bound by the advisory committee’s recommendation, the FDA takes the advisory committee’s advice into consideration when reviewing investigational drugs seeking approval. In April 2006, we announced that we had gathered additional information about this suspected case of SJS since the date of the advisory committee meeting. Our efforts included, among other things, discussions with the treating physicians, consultations with leading dermatology experts and informal discussions with the FDA. We have formally submitted this new information to the FDA in support of the position that this case is not, in fact, SJS. In April 2006, we announced that the FDA has extended the action date for the SPARLON sNDA to August 22, 2006. We cannot assure you that the FDA will conclude that this case was not SJS or that we will ever achieve FDA approval of SPARLON.

Our sales of ACTIQ depend on our existing patent protection for the approved compressed powder formulation, which expires in the U.S. in September 2006. The patent covering the previous formulation of ACTIQ expired in May 2005. See Part II, Item 1A “Risk Factors” below. Even if we receive pediatric exclusivity, Barr’s license to the ACTIQ patents could become effective as early as December 6, 2006 or the date of launch of FEBT (expected in the fourth quarter of 2006). The entry of Barr with a generic form of ACTIQ later this year likely will significantly and negatively impact future ACTIQ sales.

For VIVITROL, our ability to achieve commercial success with this product in 2006 and thereafter will be impacted by our ability to build awareness and acceptance of the product among the 2,000 – 3,000 addiction specialists and physicians who have been actively treating alcohol dependence with pharmacotherapy and our work towards educating the counseling community about VIVITROL. In addition, the timing of the planned commercial launch of VIVITROL in June 2006 will depend to a large degree on Alkermes’ ability to supply us with commercial supply of VIVITROL in adequate quantities and in a timely manner.

Clinical Studies

Over the past few years, we have incurred significant expenditures related to conducting clinical studies to develop new pharmaceutical products and exploring the utility of our existing products in treating disorders beyond those currently approved in their respective labels. For 2006, we expect to continue to incur significant levels of research and development expenditures. We also expect to continue a number of significant clinical programs including, among others, a Phase 3 program evaluating TREANDA for the treatment of non-Hodgkin’s lymphoma (“NHL”) and a Phase 2 program evaluating CEP-701 for the treatment of acute myelogenous leukemia (“AML”). We may seek to mitigate the risk in our research and development programs by seeking sources of funding for a portion of these expenses through collaborative arrangements with third parties. However, we intend to retain a portion of the commercial rights to these programs and, as a result, we still expect to spend significant funds on our share of the cost of these programs, including the costs of research, preclinical development, clinical research and manufacturing.

Manufacturing, Selling and Marketing Efforts

In 2006, we expect to incur significant expenditures associated with manufacturing, selling and marketing our products. The aggregate amount of our sales and marketing expenses in 2006 will likely be higher than that incurred in 2005, primarily as a result of higher expenses associated with an increase in the size of our sales force and planned product launches for NUVIGIL and FEBT, if approved. In 2006, we expect to continue in-process capital expenditure projects at our research and development facilities in France and West Chester and at our Salt Lake City manufacturing facility.

Indebtedness

We have significant indebtedness outstanding, consisting principally of indebtedness on convertible subordinated notes. The following table summarizes the principal terms of our most significant convertible subordinated notes outstanding as of March 31, 2006:

Security	Outstanding	Conversion Price		Redemption Rights and Obligations
	(in millions)
2.0% Convertible Senior Subordinated Notes due June 2015 (the “2.0% Notes”)	$920.0	$46.70	*	Generally not redeemable by the holder prior to December 2014.

Zero Coupon Convertible Notes due June 2033, first putable June 15, 2008 (the “2008 Zero Coupon Notes”)	$374.8	$59.50	*	Redeemable on June 15, 2008 at either option of holder or us at a redemption price of 100.25% of the principal amount redeemed.

Zero Coupon Convertible Notes due June 2033, first putable June 15, 2010 (the “2010 Zero Coupon Notes”)	$374.9	$56.50	*	Redeemable on June 15, 2010 at either option of holder or us at a redemption price of 100.25% of the principal amount redeemed.

*              Stated conversion prices as per the terms of the notes. However, each convertible note contains certain terms restricting a holder’s ability to convert the notes, including that a holder may only convert if the closing price of our stock on the day prior to conversion is higher than $56.04, $71.40 or $67.80 with respect to the 2.0% Notes, the 2008 Zero Coupon Notes or the 2010 Zero Coupon Notes, respectively. For a more complete description of these notes, including the associated convertible note hedge, see Note 9 to our Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2005.

As of March 31, 2006, we have approximately $1,680.4 million of convertible notes outstanding, all of which are considered to be current liabilities and are presented in current portion of long-term debt in our March 31, 2006 consolidated balance sheet. These notes will remain as current liabilities unless our stock price decreases to a level where these notes are no longer convertible. Under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. As of the filing date of this Quarterly Report on Form 10-Q, we do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time. If we do not have sufficient funds available to repay any principal balance of notes presented for conversion, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

As of March 31, 2006, the fair value of both the 2.0% Notes and the Zero Coupon Notes is greater than the value of the shares into which such notes are convertible. We believe that the share price of our common stock would have to significantly increase over the market price as of March 31, 2006 before the fair value of the convertible notes would be less than the value of the common stock shares underlying the notes and, as such, we believe it is highly unlikely that holders of the 2.0% Notes or Zero Coupon Notes will present significant amounts of such notes for conversion. In the unlikely event that a significant conversion did occur, we believe that we have the ability to raise sufficient cash to repay the principal amounts due through a combination of utilizing our existing cash on hand, raising money in the capital markets or selling our note hedge instruments for cash.

The annual interest payments on our convertible notes outstanding as of March 31, 2006 are $18.7 million, payable at various dates throughout the year. In the future, we may agree to exchanges of the notes for shares of our common stock or debt, or may determine to use a portion of our existing cash on hand to purchase or retire all or a portion of the outstanding convertible notes.

Our 2.0% Notes and 2008 and 2010 Zero Coupon Notes each are considered instrument C securities as defined by EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion”; therefore, these notes are included in the dilutive earnings per share calculation using the treasury stock method. Under the treasury stock method, we must calculate the number of shares issuable under the terms of these notes based on the average market price of our common stock during the period, and include that number in the total diluted shares figure for the period. At the time we sold our 2.0% Notes and Zero Coupon Notes, we entered into convertible note hedge and warrant agreements that together are intended to have the economic effect of reducing the net number of shares that will be issued upon conversion of the notes by increasing the effective conversion price for these notes, from our perspective, to $67.92 and $72.08, respectively. However, from a U.S. GAAP perspective, SFAS No. 128 considers only the impact of the convertible notes and the warrant agreements; since the impact of the convertible note hedge agreements is always anti-dilutive, SFAS No. 128 requires that we exclude from the calculation of fully diluted shares the number of shares of our common stock that we would receive from the counterparties to these agreements upon settlement.

Under the treasury stock method, changes in the share price of our common stock can have a significant impact on the number of shares that we must include in the fully diluted earnings per share calculation. The following table provides examples of how changes in our stock price will require the inclusion of additional shares in the denominator of the fully diluted earnings per share calculation (“Total Treasury Stock Method Incremental Shares”). The table also reflects the impact on the number of shares we could expect to issue upon concurrent settlement of the convertible notes, the warrant and the convertible note hedge (“Incremental Shares Issued by Cephalon upon Conversion”):

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

(1)           Represents the number of incremental shares that must be included in the calculation of fully diluted shares under
U.S. GAAP.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. In preparing these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We develop and periodically change these estimates and assumptions based on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2005 in the “Critical Accounting Policies and Estimates” section and the “Recent Accounting Pronouncements” section.

Product Sales Allowances—We record product sales net of the following significant categories of product sales allowances, each of which is described in more detail in our Form 10-K: prompt payment discounts, wholesaler discounts, returns, coupons, Medicaid discounts and managed care and governmental contracts. In addition to these product sales allowances, in the first quarter of 2006 we also began recording an allowance to product sales for Medicare Part D discount reserves. Calculating each of these items involves significant estimates and judgments and requires us to use information from external sources.

1) Medicare Part D discounts—Beginning in 2006, we have entered into agreements with certain customers covered under Part D of the Medicare Prescription Drug Improvement and Modernization Act of 2003 whereby we provide agreed-upon discounts to such entities based on formulary positioning. We record accruals for these discounts as a reduction of sales when product is sold based on the discount rates and expected levels of sales volume of these customers during a period. We estimate eligible sales based on expected amounts and trends of sales by these entities and on any expected changes to the trends of our product sales. Discounts are generally invoiced and paid quarterly in arrears, so that our accrual consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual for prior quarters’ unpaid rebates and an accrual for inventory in the distribution channel.

In the first quarter of 2006, we recorded a provision for Medicare Part D discounts at a weighted average rate of 0.2% of gross sales. Actual Medicare Part D discounts could exceed our estimates of expected future Medicare patient activity or unit rebate amounts. If the Medicare Part D discounts provision percentage were to increase by 0.5% of 2006 gross sales for the first quarter of 2006 from our four products marketed in the U.S., then an additional provision of $2.0 million would result.

The following table summarizes activity in each of the above categories for the year ended December 31, 2005 and the three months ended March 31, 2006:

	Prompt Payment Discounts	Wholesaler Discounts	Returns*	Coupons	Medicaid Discounts	Medicare Part D Discounts	Managed Care & Governmental Contracts	Total
Balance at January 1, 2005	$(2,899)	$—	$(11,727)	$(4,165)	$(18,075)	$—	$(4,409)	$(41,275)

Provision:
Current period	(22,284)	(24,373)	(13,132)	(23,313)	(66,653)	—	(26,072)	(175,827)
Prior periods	—	—	(2,721)	—	(592)	—	56	(3,257)
Total	(22,284)	(24,373)	(15,853)	(23,313)	(67,245)	—	(26,016)	(179,084)

Actual:
Current period**	20,367	21,645	(1,572)	18,633	33,199	—	19,506	111,778
Prior periods	2,899	—	6,554	4,150	18,667	—	4,353	36,623
Total	23,266	21,645	4,982	22,783	51,866	—	23,859	148,401
Balance at December 31, 2005	$(1,917)	$(2,728)	$(22,598)	$(4,695)	$(33,454)	$—	$(6,566)	$(71,958)

Provision:
Current period	(6,031)	—	(1,427)	(6,794)	(20,815)	(954)	(9,968)	(45,989)
Prior periods	—	—	—	(580)	713	—	(374)	(241)
Total	(6,031)	—	(1,427)	(7,374)	(20,102)	(954)	(10,342)	(46,230)

Actual:
Current period	3,827	—	—	—	—	—	4,213	8,040
Prior periods	1,917	2,728	3,369	4,266	21,412	—	5,545	39,237
Total	5,744	2,728	3,369	4,266	21,412	—	9,758	47,277
Balance at March 31, 2006	$(2,204)	$—	$(20,656)	$(7,803)	$(32,144)	$(954)	$(7,150)	$(70,911)

*              Given our return goods policy, we assume that all returns in a current year relate to prior period sales.

**           Includes beginning reserve balances related to TRISENOX, which was acquired in the third quarter of 2005, of $0.1 million for prompt payment discounts and $1.6 million for returns.

Stock-based compensation— Effective January 1, 2006, we adopted the Financial Accounting Standards Board Statement No. 123(R), “Share Based Payment” (“SFAS 123(R)”) using the modified prospective method, in which compensation cost was recognized based on the requirements of SFAS 123(R) for (a) all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. SFAS 123(R) requires the use of judgment and estimates in performing multiple calculations. We estimate the fair value using the Black-Scholes option-pricing model when assessing the fair value of options granted. The Black-Scholes option-pricing model requires several inputs, one of which is volatility. The fair value of options is most sensitive to the volatility input. Our estimate of volatility is based upon the historical volatility experienced in our stock price as well as the implied volatility from publicly traded options on our stock. To the extent volatility of our stock price or the option market on our stock increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation expense in future periods. For instance, an increase in estimated volatility of ten percentage points on all options would result in additional estimated annual pre-tax expense of approximately $3.2 million in 2006.  In addition, we apply an expected forfeiture rate when amortizing stock-based compensation expense. Our estimate of the forfeiture rate is based primarily upon historical experience of employee turnover. To the extent we revise this estimate in the future or actual experience differs from this estimate, our stock-based compensation expense could be materially impacted. An estimated forfeiture rate of one percentage point lower would have resulted in an increase of approximately $369,000 in stock-based compensation expense in 2006. Our expected term of options granted was derived from the average midpoint between vesting and the contractual term, as described in SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment.” In the future, as information regarding post vesting termination becomes more accessible, we may change our method of deriving the expected term. This change could impact our fair value of options granted in the future. We expect to refine our method of deriving expected term no later than January 1, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign currency exchange risk related to our operations in European subsidiaries that have transactions, assets, and liabilities denominated in foreign currencies that are translated into U.S. dollars for consolidated financial reporting purposes. Historically, we have not hedged any of these foreign currency exchange risks. For the three months ended March 31, 2006, an average 10% weakening of the U.S. dollar relative to the currencies in which our European subsidiaries operate would have resulted in an increase of $6.9 million in reported total revenues and a corresponding increase in reported expenses. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not assume any changes in the level of operations of our European subsidiaries.

Since all of our outstanding debt is fixed rate, our only exposure to market risk for a change in interest rates relates to our investment portfolio. Our investments are classified as short-term and as “available for sale.” We do not believe that short-term fluctuations in interest rates would materially affect the value of our securities.

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

(b) Change in Internal Control over Financial Reporting

During the first quarter of 2006, we implemented a new, worldwide financial reporting system from SAP. The Zeneus businesses acquired in December 2005 have not yet implemented SAP. Our management believes that the implementation of this new system will improve and enhance our internal control over financial reporting.  There have been no other changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the quarter ended March 31, 2006, approximately 81% of our worldwide net sales were derived from sales of PROVIGIL, ACTIQ and GABITRIL. We cannot be certain that these products will continue to be accepted in their markets. Specifically, the following factors, among others, could affect the level of market acceptance of PROVIGIL, ACTIQ and GABITRIL:

•      a change in the perception of the healthcare community of their safety and efficacy, both in an absolute sense and relative to that of competing products;

•      the level and effectiveness of our sales and marketing efforts;

•      any unfavorable publicity regarding these products or similar products;

•      the price of the product relative to other competing drugs or treatments;

•      the entrance of generic competition to ACTIQ in the fourth quarter of 2006 or earlier;

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

Our long-term prospects, particularly with respect to the growth of our future sales and earnings, depend to a large extent on our ability to obtain FDA approval for our near-term product candidates: NUVIGIL, SPARLON, FEBT and GABITRIL for GAD. We do not know whether we will succeed in obtaining final regulatory approval to market any of these products or what level of market acceptance these products may achieve. In March 2006, we announced that the FDA’s Psychopharmacologic Drugs Advisory Committee voted not to recommend FDA approval of SPARLON. The advisory committee voted unanimously that SPARLON is effective for its intended use but recommended that we collect additional data to support the safety of the drug in children and adolescents with ADHD. This recommendation was the result of concerns expressed by the advisory committee regarding a suspected case of SJS, in a child who participated in one of the Phase 3 clinical trials. While the FDA is not bound by the advisory committee’s recommendation, the FDA takes the advisory committee’s advice into consideration when reviewing investigational drugs seeking approval. In April 2006, we announced that we had gathered additional information about this suspected case of SJS since the date of the advisory committee meeting. Our efforts included, among other things, discussions with the treating physicians, consultations with leading dermatology experts and informal discussions with the FDA. We have formally submitted this new information to the FDA in support of the position that this case is not, in fact, SJS. In April 2006, we announced that the FDA extended the action date for the SPARLON sNDA to August 22, 2006. We cannot assure you that the FDA will conclude that this case was not SJS or that we will ever achieve FDA approval of SPARLON.

It is also possible that the sale of a generic version of ACTIQ by Barr as early as September 2006 could negatively impact sales of FEBT. For GABITRIL, we have only recently completed Phase 3 studies of the product for use in treating GAD. We expect to have the results of these studies in the second quarter of 2006 and the results of one or more of these studies are negative or adverse, this could undermine physician and patient comfort with the current product, limit its commercial success, and diminish its acceptance. Even if the results of these studies are positive, the impact on sales of GABITRIL may be minimal unless we are able to obtain regulatory approval to expand the authorized uses of this product. FDA regulations limit our ability to communicate the results of additional clinical studies to patients and physicians without first obtaining regulatory approval for any expanded uses.

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

As of the filing date of this Quarterly Report on Form 10-Q, we are aware of seven ANDAs on file with the FDA for pharmaceutical products containing modafinil. Each of these ANDAs contains a Paragraph IV certification in which the ANDA applicant certified that the U.S. particle-size modafinil patent covering PROVIGIL either is invalid or will not be infringed by the ANDA product. In March 2003, we filed a patent infringement lawsuit in the U.S. District Court in New Jersey against four companies—Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals, Inc., Ranbaxy Laboratories Limited and Barr Laboratories, Inc.—based upon the ANDAs filed by each of these companies with the FDA seeking approval to market a generic form of modafinil. The lawsuit claimed infringement of our U.S. Patent No. RE37,516 (the “‘516 Patent”) which covers the pharmaceutical compositions and methods of treatment with the form of modafinil contained in PROVIGIL and which, as a result of a pediatric extension granted by the FDA, now extends to April 6, 2014. We believe that these four companies were the first to file ANDAs with Paragraph IV certifications and thus are eligible for the 180-day exclusivity provided by the provisions of the Federal Food, Drug and Cosmetic Act.

In late 2005 and early 2006, we announced that we had entered into settlement agreements with each of these four defendants. As part of these separate settlements, we agreed to grant to each of Teva, Mylan, Ranbaxy and Barr a non-exclusive royalty-bearing right to market and sell a generic version of PROVIGIL in the United States. These licenses become effective in April 2012. An earlier entry may occur based upon the entry of another generic version of PROVIGIL. Each of these settlements has been filed with both the FTC and the Antitrust Division of the DOJ as required by the Medicare Modernization Act. The FTC has requested from us, and we have provided, certain information in connection with its review of the settlements. The FTC, the DOJ, or a private party could challenge in an administrative or judicial proceeding any or all of the settlements if they believe that the agreements violate the antitrust laws. For example, we are aware of a number of civil antitrust class action complaints recently filed by private parties in U.S. District Court for the Eastern District of Pennsylvania, each naming Cephalon, Barr, Mylan, Teva and Ranbaxy as co-defendants and claiming, among other things, that the patent litigation settlements concerning PROVIGIL violate the antitrust laws of the United States.  The complaints seek to certify two separate, purported classes of plaintiffs: direct purchasers of PROVIGIL, and consumers and indirect purchasers of PROVIGIL.  The plaintiffs are seeking monetary damages and/or equitable relief.  We have reviewed copies of the cases as filed and believe these actions are without merit.  While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

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

In November 2005 and March 2006, we received notice that Caraco Pharmaceutical Laboratories, Ltd. and Apotex, Inc., respectively, also filed Paragraph IV ANDAs with the FDA in which each firm is seeking to market a generic form of PROVIGIL. We have not filed patent infringement lawsuits against either Caraco or Apotex to date.

ACTIQ

With respect to ACTIQ, we hold an exclusive license to U.S. patents covering the currently marketed compressed powder pharmaceutical composition and methods for administering fentanyl via this composition that are set to expire in September 2006. If we are successful in our ongoing efforts to complete a clinical study of ACTIQ in pediatric patients prior to September 5, 2006, the FDA could grant us six months of exclusivity beyond the September 5, 2006 patent expiration. While enrollment to date in the study has been slow, we believe that our submission to the FDA in early September should be sufficient for the FDA to grant us pediatric exclusivity for ACTIQ. Corresponding patents in foreign countries are set to expire between 2009 and 2010. Our patent protection with respect to the ACTIQ formulation we sold prior to June 2003 expired in May 2005.

In February 2006, we announced that we had agreed to settle with Barr our pending patent infringement dispute in the United States related to Barr’s ANDA filed with the FDA seeking to sell a generic version of ACTIQ. Under the settlement, we will grant Barr an exclusive royalty bearing right to market and sell a generic version of ACTIQ in the United States, effective on December 6, 2006. This license could become effective prior to December 6, 2006 if we receive final FDA approval of FEBT before this date or if we have not received a pediatric extension of exclusivity for ACTIQ. The entry of Barr with a generic form of ACTIQ likely will significantly and negatively impact future ACTIQ sales.

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

•      restrictions on our ability to enter into strategic relationships; and

•      criminal prosecution.

In September 2004, we announced that we had received subpoenas from the U.S. Attorney’s Office in Philadelphia. That same month, we received a voluntary request for information from the Office of the Connecticut Attorney General. Both the subpoenas and the voluntary request for information appear to be focused on Cephalon’s sales and promotional practices with respect to ACTIQ, GABITRIL and PROVIGIL, including the extent of off-label prescribing of our products by physicians. We are cooperating with the U.S. Attorney’s Office and the Office of the Connecticut Attorney General and are providing documents and other information to both offices in response to these and additional requests. These matters may involve the bringing of criminal charges and fines, and/or civil penalties. We cannot predict or determine the outcome of these matters or reasonably estimate the amount or range of amounts of any fines or penalties that might result from an adverse outcome. However, an adverse outcome could have a material adverse effect on our financial position, liquidity and results of operations.

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

With respect to VIVITROL, Alkermes is obligated to provide to us finished commercial supplies of the product under the terms of a supply agreement. While Alkermes has manufactured VIVITROL in small quantities for use in clinical trials, we cannot be sure that they will be able to successfully manufacture VIVITROL at a commercial scale in a timely or economical manner to permit the launch of the product in June 2006. If Alkermes is unable to successfully increase its manufacturing scale or capacity, the commercial launch of VIVITROL could be delayed or there could be a shortage in supply of the product, either of which could harm the commercial prospects for the product. In addition, Alkermes is responsible for the entire supply chain for VIVITROL, including the sourcing of raw materials and active pharmaceutical agents from third parties. Alkermes has no previous experience in managing a complex, cGMP supply chain and issues with its supply sources could impair its ability to supply VIVITROL under the supply agreement and have a material adverse effect on our commercial prospects for VIVITROL.

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

A number of analysts and investors who follow our stock have developed models to attempt to forecast future product sales and expenses, and have established earnings expectations based upon those models. These models, in turn, are based in part on estimates of projected revenue and earnings that we disclose publicly. Forecasting future revenues is difficult, especially when we only have a few years of commercial history and when the level of market acceptance of our products is changing rapidly. As a result, it is reasonably likely that our product sales will fluctuate to an extent, that may not meet with market expectations and that also may adversely affect our stock price. There are a number of other factors that could cause our financial results to fluctuate unexpectedly, including:

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

As of March 31, 2006, our 2.0% Notes, 2008 Zero Coupon Notes and 2010 Zero Coupon Notes are convertible. As a result, these notes have been classified as a current liability on our balance sheet as of March 31, 2006. Under the terms of the indentures governing the notes, we are obligated to repay in cash and common stock the aggregate principal balance of any such notes presented for conversion. As of the filing date of this report, we do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time. If we do not have sufficient funds available to repay the principal balance of notes presented for conversion, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

Our research and development and marketing efforts are often dependent on corporate collaborators and other third parties who may not devote sufficient time, resources and attention to our programs, which may limit our efforts to develop and market potential products.

To maximize our growth opportunities, we have entered into a number of collaboration agreements with third parties. For example, in the United States, we are party to an agreement with McNeil Consumer & Specialty Pharmaceuticals Division of McNeil-PPC, Inc. under which McNeil will co-promote SPARLON, our proprietary pediatric formulation of modafinil for ADHD, for up to three years following the commercial launch of the product, if approved by FDA. Our ability to successfully commercialize SPARLON, if approved, will depend to a significant degree on the efforts of our partner. If McNeil fails to meet its obligations under the co-promotion agreement, is ineffective in its efforts, or determines to terminate the agreement prior to the end of its term, the launch and subsequent marketing of SPARLON could be materially and negatively impacted. Additionally, if McNeil elects to terminate the agreement early as provided for by the agreement, we may be unsuccessful in our efforts to hire the McNeil sales representatives, as permitted under the agreement, or in our efforts to promote SPARLON on our own.

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

On January 1, 2006, the U.S. Department of Health & Human Services began implementing Medicare Part D in accordance with the Medicare Modernization Act. Under this plan, voluntary prescription drug coverage, subsidized by Medicare, is offered to over 40 million Medicare beneficiaries through competing private prescription drug plans (PDPs) and Medicare Advantage (MA) plans. At this time, it is difficult to estimate the potential impact that this program will have on our business, as it is not clear how the law will be implemented by regulators or received by consumers and physicians. While the overall usage of pharmaceuticals may increase as the result of the expanded access to prescription drugs afforded under Medicare Part D, this may be offset by reduced pharmaceutical prices resulting from limited coverage of particular products in a therapeutic category and the enhanced purchasing power of the Medicare Part D plan sponsors. In addition, it is unclear what impact this legislation will have on the pricing, rebates and discounts for our products.

We experience intense competition in our fields of interest, which may adversely affect our business.

Large and small companies, academic institutions, governmental agencies and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for product development in competition with us. Products developed by any of these entities may compete directly with those we develop or sell. In addition, we expect that ACTIQ will face generic competition in the fourth quarter of 2006.

The conditions that our products treat, and some of the other disorders for which we are conducting additional studies, are currently treated with many drugs, several of which have been available for a number of years or are available in inexpensive generic forms. With respect to PROVIGIL, and, if approved, NUVIGIL, there are several other products used for the treatment of excessive sleepiness or narcolepsy in the United States, including methylphenidate products such as RITALIN® by Novartis, and in our other territories, many of which have been available for a number of years and are available in inexpensive generic forms. If we are successful in obtaining FDA approval of SPARLON, we will face well established and intense competition from stimulants such as RITALIN® by Novartis, STRATERRA® by Eli Lilly, and CONCERTA® by McNeil, as well as from amphetamines such as DEXEDRINE® by GlaxoSmithKline and ADDERALL® by Shire. With respect to ACTIQ and, if approved, FEBT, we face competition from numerous short-and long-acting opioid products, including three products—Johnson & Johnson’s DURAGESIC® and Purdue Pharmaceutical’s OXYCONTIN® and MS-CONTIN®—that dominate the market. In addition, we are aware of numerous other companies developing other technologies for rapidly delivering opioids to treat breakthrough pain, that will compete against ACTIQ and, if approved, FEBT. With respect to GABITRIL, there are several products, including NEURONTIN® (gabapentin) by Pfizer, used as adjunctive therapy for the partial seizure market. In addition, several treatments for partial seizures are available in inexpensive generic forms. If we are successful in our efforts to expand the label of GABITRIL to include anxiety disorders, we will face significant competition from well-established Selective Serotonin Reuptake Inhibitor products such as Paxil®, Effexor XR® and Lexapro®. With respect to TRISENOX, the pharmaceutical market for the treatment of patients with relapsed or refractory APL is served by a number of available therapeutics, particularly those that are indicated for the treatment of hematologic cancers, such as THALOMID® by Celgene and VELCADE® by Millennium Pharmaceuticals. For all of our products, we need to demonstrate to physicians, patients and third party payers that the cost of our products is reasonable and appropriate in the light of their safety and efficacy, the price of competing products and the related health care benefits to the patient.

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

As part of our efforts to acquire businesses or to enter into other significant transactions, we conduct business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction. Despite our efforts, we ultimately may be unsuccessful in ascertaining or evaluating all such risks and, as a result, we might not realize the intended advantages of the acquisition. If we fail to realize the expected benefits from acquisitions we may consummate in the future, whether as a result of unidentified risks, integration difficulties, regulatory setbacks or other events, our business, results of operations and financial condition could be adversely affected. For example, in connection with our acquisitions in 2005 of Zeneus, Salmedix and TRISENOX and the license and collaboration agreement with Alkermes, we estimated the values of these transactions by making certain assumptions about, among other things, likelihood of regulatory approval for unapproved products and the market potential for each of the marketed products and the product candidates. Ultimately, our assumptions may prove to be incorrect, which could cause us to fail to realize the anticipated benefits of these transactions.

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

We must consolidate and integrate the operations of acquired businesses with our business. In 2005, we completed the acquisitions of Zeneus and Salmedix, purchased assets related to TRISENOX, entered into a license agreement with Alkermes for VIVITROL, and executed a co-promotion agreement with McNeil for SPARLON. Integration efforts often take a significant amount of time, place a significant strain on our managerial, operational and financial resources and could prove to be more difficult and expensive than we predicted. The diversion of our management’s attention and any delays or difficulties encountered in connection with these recent acquisitions, any future acquisitions we may consummate, could result in the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that could negatively affect our ability to maintain relationships with customers, suppliers, employees and others with whom we have business dealings.

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

The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future. For example, from January 1, 2005 through May 5, 2006 our common stock traded at a high price of $82.92 and a low price of $37.35. Negative announcements, including, among others:

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

In early 2006, we implemented a new worldwide financial reporting system that has required changes to certain aspects of our existing system of internal control over financial reporting. Due to the number of controls to be examined, both with respect to the new reporting system and our other internal controls over financial reporting, the complexity of these projects, and the subjectivity involved in determining the effectiveness of controls, we cannot be certain that, in the future, all of our controls will continue to be considered effective by management or, if considered effective by our management, that our auditors will agree with such assessment.

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

Historically, a portion of our revenues and expenses has been earned and incurred, respectively, in currencies other than the U.S. dollar. For the quarter ended March 31, 2006, approximately 19.3% of our revenues were denominated in currencies other than the U.S. dollar. We translate revenues earned and expenses incurred into U.S. dollars at the average exchange rate applicable during the relevant period. A weakening of the U.S. dollar would, therefore, increase both our revenues and expenses. Fluctuations in the rate of exchange between the U.S. dollar and the euro and other currencies may affect period-to-period comparisons of our operating results. Historically, we have not hedged our exposure to these fluctuations in exchange rates.

Our customer base is highly concentrated.

Our principal customers are wholesale drug distributors. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. Three large wholesale distributors, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, control a significant share of this network. These three wholesaler customers, in the aggregate, accounted for 81% of our worldwide net sales for the quarter ended March 31, 2006. Fluctuations in the buying patterns of these customers, which may result from seasonality, wholesaler buying decisions or other factors outside of our control, could significantly affect the level of our net sales on a period to period basis. Because of this, the amounts purchased by these customers during any quarterly or annual period may not correlate to the level of underlying demand evidenced by the number of prescriptions written for such products, as reported by IMS Health Incorporated. Furthermore, the loss or bankruptcy of any of these customers could materially and adversely affect our results of operations and financial condition.

We are involved, or may become involved in the future, in legal proceedings that, if adversely adjudicated or settled, could materially impact our financial condition.

As a biopharmaceutical company, we are or may become a party to litigation in the ordinary course of our business, including, among others, matters alleging employment discrimination, product liability, patent or other intellectual property rights infringement, patent invalidity or breach of commercial contract. In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could significantly impact results of operations and financial condition. We currently are vigorously defending ourselves against certain litigation matters in addition to those matters specifically described in Note 7 of the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. While we currently do not believe that the settlement or adverse adjudication of these other litigation matters would materially impact our results of operations or financial condition, the final resolution of these matters and the impact, if any, on our results of operations, financial condition or cash flows is unknown but could be material.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares of Common Stock Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Stock that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2006	—	—	—	—
February 1-28, 2006	5,330	$76.37	—	—
March 1-31, 2006	—	—	—	—
Total	5,330	$76.37	—	—

(1)           Consists entirely of shares repurchased from employees. Such repurchases are not part of a publicly announced plan or program.

(2)           Price paid per share is a weighted average based on the closing price of our common stock on the various vesting dates.

ITEM 5. OTHER INFORMATION

Ratios of Earnings to Fixed Charges

	Years ended December 31,					Three months ended March 31,
	2001	2002	2003	2004	2005	2006
Pre-tax income (loss) from continuing operations	$(55,484)	$62,433	$130,314	$(28,184)	$(245,118)	$4,341

Fixed charges:
Interest expense and amortization of debt discount and premium on all indebtedness	20,630	38,215	28,905	22,186	25,235	4,536
Capitalized interest	—	—	—	—	1,044	534
Appropriate portion of rentals	1,092	1,433	2,286	3,437	5,750	2,279
Preferred stock dividend requirements of consolidated subsidiaries	5,664	—	—	—	—	—
Total fixed charges	27,386	39,648	31,191	25,623	32,029	7,349
Pre-tax income (loss) from continuing operations, plus fixed charges, less capitalized interest and preferred stock dividend requirements of consolidated subsidiaries	$(33,762)	$102,081	$161,505	$(2,561)	$(214,133)	$11,156

Ratio of earnings to fixed charges(1)	—	2.57	5.18	—	—	1.52

(1)  For the years ended December 31, 2001, 2004 and 2005 no ratios are provided because earnings were insufficient to cover fixed charges and preferred dividends and fixed charges, respectively.

ITEM 6. EXHIBITS

Exhibits:

Exhibit No.	Description
10.1*	Settlement Agreement dated January 9, 2006 by and between the Company and Mylan Pharmaceuticals Inc. (1)
10.2*	Provigil Settlement Agreement dated February 1, 2006 by and between the Company and Barr Laboratories, Inc. (1)
10.3*	Modafinil License and Supply Agreement dated as of February 1, 2006 by and between the Company and Barr Laboratories, Inc. (1)
10.4*	Actiq Settlement Agreement dated February 1, 2006 by and among the Company, the University of Utah Research Foundation and Barr Laboratories, Inc. (1)
10.5*	Actiq Supplemental License and Supply Agreement dated as of February 1, 2006 by and between the Company and Barr Laboratories, Inc. (1)
10.6*	Amended and Restated Aircraft Time Sharing Agreement dated March 27, 2006 between the Company and Frank Baldino, Jr., Ph.D.
31.1*	Certification of Frank Baldino, Jr., Ph.D., Chairman and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of J. Kevin Buchi, Executive Vice President and Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Frank Baldino, Jr., Ph.D., Chairman and Chief Executive Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of J. Kevin Buchi, Executive Vice President and Chief Financial Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

CEPHALON, INC.
(Registrant)

May 10, 2006	By	/s/ FRANK BALDINO, JR
Frank Baldino, Jr., Ph.D.
Chairman and Chief Executive Officer
(Principal executive officer)

	By	/s/ J. KEVIN BUCHI
J. Kevin Buchi
Executive Vice President and Chief Financial Officer
(Principal financial and accounting officer)