Form 10-Q
period 2006-06-30
CEPHALON INC
filed 2006-08-11
CIK 873364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2006
Common Stock, par value $.01	60,745,853 Shares

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical facts or statements of current condition, this report and the documents into which this report is and will be incorporated contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements contained in this report constitute our expectations or forecasts of future events as of the date this report was filed with the SEC and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. In particular, these forward-looking statements include, among others, statements about:

•      our dependence on sales of PROVIGIL® (modafinil) tablets [C-IV] and ACTIQ® (oral transmucosal fentanyl citrate) [C-II] in the United States and the market prospects and future marketing efforts for these and other products and for our near-term product candidates, if approved;

•      any potential approval of our product candidates, including NUVIGIL™ (armodafinil) and FENTORA™ (fentanyl buccal tablets) [C-II];

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

•      our ability to obtain regulatory approvals to sell our product candidates, particularly with respect to NUVIGIL and FENTORA, and to launch such products successfully;

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

•      the activities of our competitors in the industry, including the exact timing and impact of generic competition to ACTIQ in 2006;

•      regulatory or other setbacks with respect to our settlements of the PROVIGIL and ACTIQ patent litigations;

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$357,742	$205,060
Investments	127,748	279,030
Receivables, net	232,527	199,086
Inventory, net	156,225	137,886
Deferred tax assets, net	165,164	187,436
Other current assets	45,358	40,339
Total current assets	1,084,764	1,048,837

PROPERTY AND EQUIPMENT, net	368,392	323,830
GOODWILL	469,487	471,051
INTANGIBLE ASSETS, net	807,789	742,874
DEFERRED TAX ASSETS, net	218,139	200,629
OTHER ASSETS	17,828	31,985
	$2,966,399	$2,819,206

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$933,403	$933,160
Accounts payable	50,653	53,699
Accrued expenses	224,112	291,744
Total current liabilities	1,208,168	1,278,603

LONG-TERM DEBT	762,535	763,097
DEFERRED TAX LIABILITIES, net	86,333	110,703
OTHER LIABILITIES	55,963	54,632
Total liabilities	2,112,999	2,207,035

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, 2,500,000 shares issued, and none outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 60,739,908 and 58,445,405 shares issued, and 60,361,384 and 58,072,562 shares outstanding	607	584
Additional paid-in capital	1,318,365	1,166,166
Treasury stock, at cost, 378,524 and 372,843 shares outstanding	(17,558)	(17,125)
Accumulated deficit	(516,088)	(570,072)
Accumulated other comprehensive income	68,074	32,618
Total stockholders’ equity	853,400	612,171
	$2,966,399	$2,819,206

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

REVENUES:
Sales	$430,725	$272,608	$776,312	$539,217
Other revenues	9,386	13,363	20,742	26,735
	440,111	285,971	797,054	565,952

COSTS AND EXPENSES:
Cost of sales	68,599	35,350	127,492	76,464
Research and development	93,777	82,891	198,753	163,657
Selling, general and administrative	153,817	101,422	302,578	199,651
Depreciation and amortization	29,619	20,155	56,140	38,805
Impairment charge	12,417	—	12,417	—
Acquired in-process research and development	—	290,115	—	290,115
	358,229	529,933	697,380	768,692

INCOME (LOSS) FROM OPERATIONS	81,882	(243,962)	99,674	(202,740)

OTHER INCOME (EXPENSE):
Interest income	4,648	7,453	9,690	12,312
Interest expense	(4,238)	(6,266)	(8,774)	(11,817)
Write-off of deferred debt issuance costs	—	—	(13,105)	—
Other income (expense), net	(159)	686	(1,011)	2,021
	251	1,873	(13,200)	2,516

INCOME (LOSS) BEFORE INCOME TAXES	82,133	(242,089)	86,474	(200,224)

INCOME TAX EXPENSE	(31,716)	(6,943)	(32,490)	(22,146)

NET INCOME (LOSS)	$50,417	$(249,032)	$53,984	$(222,370)

BASIC INCOME (LOSS) PER COMMON SHARE	$0.83	$(4.29)	$0.90	$(3.83)

DILUTED INCOME (LOSS) PER COMMON SHARE	$0.76	$(4.29)	$0.78	$(3.83)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	60,738	58,046	60,239	58,020

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- ASSUMING DILUTION	66,654	58,046	69,679	58,020

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

									Accumulated
					Additional				Other
	Comprehensive		Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Income (Loss)	Total	Shares	Amount	Capital	Shares	Amount	Deficit	Income

BALANCE, JANUARY 1, 2005		$830,044	57,973,050	$580	$1,172,499	332,784	$(14,860)	$(395,118)	$66,943
Net loss	$(174,954)	(174,954)						(174,954)
Foreign currency translation loss	(33,317)
Unrealized investment losses	(1,008)
Other comprehensive loss	(34,325)	(34,325)							(34,325)
Comprehensive loss	$(209,279)
Sale of warrants associated with convertible subordinated notes		217,071			217,071
Purchase of convertible note hedge associated with convertible subordinated notes		(382,261)			(382,261)
Tax benefit from the purchase of convertible note hedge		133,791			133,791
Stock options exercised		11,460	346,730	3	11,457
Tax benefit from the exercise of stock options, net of adjustment		2,826			2,826
Restricted stock award plan		10,784	125,625	1	10,783
Treasury stock acquired		(2,265)				40,059	(2,265)
BALANCE, DECEMBER 31, 2005		612,171	58,445,405	584	1,166,166	372,843	(17,125)	(570,072)	32,618
Net income	$53,984	53,984						53,984
Foreign currency translation gain	34,426
Unrealized investment gains	1,030
Other comprehensive gain	35,456	35,456							35,456
Comprehensive income	$89,440
Issuance of common stock upon conversion of convertible notes		56	943		56
Stock options exercised		107,962	2,293,560	23	107,939
Tax benefit from equity compensation		21,526			21,526
Stock-based compensation expense		22,678			22,678
Treasury stock acquired		(433)				5,681	(433)
BALANCE, JUNE 30, 2006		$853,400	60,739,908	$607	$1,318,365	378,524	$(17,558)	$(516,088)	$68,074

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$53,984	$(222,370)
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
Deferred income tax expense	21,053	8,399
Tax benefit from stock-based compensation	—	733
Depreciation and amortization	62,199	47,612
Amortization of debt issuance costs	252	5,633
Write-off of debt issuance costs associated with Zero Coupon convertible subordinated notes	13,105	—
Stock-based compensation expense	22,678	5,087
Loss on disposals of property and equipment	990	658
Impairment charge	12,417	—
Acquired in-process research and development	—	130,115
Changes in operating assets and liabilities, net of effect from acquisitions:
Receivables	(30,238)	48,539
Inventory	(15,296)	(28,580)
Other assets	(17,523)	(18,710)
Accounts payable, accrued expenses and deferred revenues	(79,850)	17,291
Other liabilities	(4,831)	731
Net cash (used for) provided by operating activities	38,940	(4,862)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(62,545)	(45,837)
Acquisition of Salmedix, net of cash acquired	—	(130,733)
Acquisition of intangible assets	(115,000)	—
Sales and maturities of investments	152,312	9,614
Purchases of investments	—	—
Net cash used for investing activities	(25,233)	(166,956)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of common stock options	107,962	1,866
Windfall tax benefits from stock-based compensation	21,526	—
Acquisition of treasury stock	(433)	(32)
Payments on and retirements of long-term debt	(1,593)	(1,687)
Net proceeds from issuance of convertible subordinated notes	—	776,000
Proceeds from sale of warrants	—	194,047
Purchase of convertible note hedge	—	(339,052)
Net cash provided by financing activities	127,462	631,142

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	11,513	(3,236)

NET INCREASE IN CASH AND CASH EQUIVALENTS	152,682	456,088

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	205,060	574,244

CASH AND CASH EQUIVALENTS, END OF PERIOD	$357,742	$1,030,332

Non-cash financing activities:
Tax benefit from the purchase of convertible note hedge	$—	$118,668

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

Reclassifications

Reclassifications of certain prior year amounts have been made to conform with the current year presentation.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the enterprise’s financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect this Interpretation will have on the company’s financial position, liquidity and statement of operations. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings upon adoption.

2. ACQUISITIONS

VIVITROL LICENSE AND COLLABORATION

In June 2005, we entered into a license and collaboration agreement with Alkermes, Inc. to develop and commercialize VIVITROL® (naltrexone for extended-release injectable suspension) in the United States. In April 2006, the U.S. Food and Drug Administration (“FDA”) approved VIVITROL for the treatment of alcohol dependent patients who are able to abstain from drinking in an outpatient setting and are not actively drinking when initiating treatment and, in June 2006, we launched the product.

Concurrent with the execution of this agreement, we entered into a supply agreement under which Alkermes provides to us finished commercial supplies of VIVITROL. We made an initial payment of $160 million cash to Alkermes upon execution of this agreement, all of which was recorded as an in-process research and development charge (“IPR&D”) as the product had not yet received FDA approval. In April 2006, we made an additional cash payment of $110 million to Alkermes upon FDA approval of the product. This payment has been capitalized and is being amortized over the life of the agreement. Alkermes also could receive up to an additional $220 million in milestone payments from us upon attainment of certain agreed-upon sales levels of VIVITROL.

Cephalon and Alkermes have formed a joint steering committee that shares responsibility for the commercialization, development and supply strategy for VIVITROL. We have primary responsibility for the commercialization of VIVITROL, while Alkermes is responsible for manufacturing the product. Until December 31, 2007, Alkermes is responsible for any cumulative losses up to $120 million and we are responsible for any cumulative losses in excess of $120 million. Pre-tax profit, as adjusted for certain items, and losses incurred after December 31, 2007 will be split equally between the parties. We expect to recognize revenue beginning in the third quarter of 2006 once we have sufficient information to estimate returns.

ZENEUS HOLDINGS LIMITED

On December 22, 2005, we completed our acquisition of all of the issued share capital of Zeneus Holdings Limited (“Zeneus”). Total consideration paid in connection with the acquisition was $365.8 million. Total purchase price after transaction costs and other working capital adjustments was $385.6 million, which included payment for $19.8 million of cash acquired. Zeneus, a European specialty pharmaceutical company headquartered in the United Kingdom, has three key products that are currently marketed in key European countries: Myocet, used in the treatment of metastatic breast cancer; Abelcet, used as an antifungal treatment; and Targretin, used to treat the skin manifestations of cutaneous T-cell lymphoma. Key customer targets are oncologists, hematologists and dermatologists.

The total purchase price of $385.6 million consists of $375.5 million for all the outstanding shares of Zeneus and $10.1 million paid for transaction costs and the settlement of other seller related liabilities. The acquisition was funded from our existing cash and short-term investments.

The following table summarizes the current estimated fair values of assets acquired and liabilities assumed at the date of acquisition:

At December 22, 2005
Cash and cash equivalents	$19,792
Receivables	29,577
Inventory	12,085
Other current assets	1,238
Property, plant and equipment	1,319
Intangible assets	224,100
Acquired in-process research and development	71,200
Goodwill	112,501
Total assets acquired	471,812
Other liabilities	(35,020)
Deferred tax liability	(51,214)
Total liabilities assumed	(86,234)
Net assets acquired	$385,578

The purchase price allocation is expected to be finalized during the third quarter of 2006. During the second quarter of 2006, we finalized the Zeneus integration plan as it relates to employee severance costs and recorded a reserve for employee termination benefits of $3.4 million. This reserve is for employee severance costs related to 31 employees throughout the organization including finance, legal, clinical and regulatory, sales and marketing and general administration. The termination of these employees is expected to be completed by the end of 2006. Severance payments are expected to be completed by the end of 2007.

As part of our purchase price allocation, during the second quarter of 2006, we finalized our valuation of the Zeneus intellectual property and, as a result of this review, we have reduced the net book value of the Myocet intellectual property by $12.2 million. Also during the second quarter of 2006, we reduced the net deferred tax liability by $19.7 million. This adjustment was to record the deferred tax effect on deferred revenue and intellectual property adjustments described above as well as the finalization of our assessment of the deductibility of previously acquired intangible assets.

The following unaudited pro forma information shows the results of our operations for the three and six months ended June 30, 2005 as though the acquisition had occurred as of the beginning of the period presented:

	For the three	For the six
	months ended	months ended
	June 30, 2005	June 30, 2005
Total revenues	$312,750	$613,961
Net loss	$(252,349)	$(227,048)
Basic and diluted net loss per common share:
Basic loss per common share	$(4.35)	$(3.91)
Diluted loss per common share	$(4.35)	$(3.91)

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

3. STOCK-BASED COMPENSATION

Equity Compensation Plans

We have established equity compensation plans for our employees, directors and certain other individuals. All grants and terms are authorized by the Stock Option and Compensation Committee of our Board of Directors. We may grant non-qualified stock options under the Cephalon, Inc. 2004 Equity Compensation Plan (the “2004 Plan”) and the Cephalon, Inc. 2000 Equity Compensation Plan (the “2000 Plan”), and also may grant incentive stock options and restricted stock awards under the 2004 Plan. Options and restricted stock awards generally become exercisable or vest ratably over four years from the grant date, and options must be exercised within ten years of the grant date. There are currently 11.5 million and 4.3 million shares authorized for issuance under the 2004 Plan and the 2000 Plan, respectively. At June 30, 2006, the shares available for future grants of stock options or restricted stock awards were 1,980,244, of which up to 607,409 may be issued as restricted stock awards.

Prior to the January 1, 2006 adoption of the FASB Statement No. 123(R), “Share Based Payment” (“SFAS 123(R)”), we accounted for stock option plans and restricted stock award plans in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized for stock options since all options granted had an exercise price equal to the market value of the underlying stock on the grant date. Restricted stock awards have been recorded as compensation cost over the requisite vesting periods based on the market value on the date of grant. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation (“SFAS 123”), stock-based compensation was presented as a pro forma disclosure in the notes to the consolidated financial statements.

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

Total stock-based compensation expense recognized in the consolidated statement of operations for the three months ended June 30, 2006 was $12.8 million before income taxes or $8.1 million after-tax. Excluding the impact of stock-based compensation expense, basic income per common share and diluted income per common share would have been $0.96 and $0.89, respectively. Stock-based compensation expense consisted of stock option and restricted stock expense of $9.6 million and $3.2 million, respectively. Total stock-based compensation expense recognized in the consolidated statement of operations for the six months ended June 30, 2006 was $22.7 million before income taxes or $14.4 million after-tax.  Excluding the impact of stock-based compensation expense, basic income per common share and diluted income per common share would have been $1.13 and $1.01, respectively.  Stock-based compensation expense consisted of stock option and restricted stock expense of $17.2 million and $5.5 million, respectively. This expense was recognized evenly between research and development and selling, general and administrative expenses based on the employees’ compensation allocation between these line items. Compensation expense is recognized in the period the employee performs the service in accordance with FASB Interpretation Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”). The impact of capitalizing stock-based compensation was not significant at June 30, 2006.

During the second quarter of 2006, we elected to adopt the short-cut method of FASB Staff Position (“FSP”) No. FAS 123(R)-3 “The Transition Election Related to Accounting for the Tax Effects of Share Based Payment Awards” to determine our pool of windfall tax benefits under FAS 123(R).  Under the short-cut method, our historical pool of windfall tax benefits was calculated as cumulative net increases to additional paid in capital related to tax benefits from stock-based compensation after the election date of FAS 123 less the product of cumulative FAS 123 compensation cost, as adjusted, multiplied by the blended statutory tax rate at adoption of FAS 123(R).  Using this calculation, we determined our historical windfall tax pool was zero as of January 1, 2006. Following the guidance within FSP FAS 123(R)-3, we retrospectively applied the short-cut method to our consolidated financial statements for the three months ended March 31, 2006.  Under the transition provisions of the short-cut method, for awards fully vested at the adoption date of FAS 123(R) and subsequently settled, the pool of windfall tax benefits is equal to the total tax benefit recognized in additional paid in capital upon settlement.  Prior to the election of the short-cut method, we accounted for the on-going income tax effects for partially or fully vested awards as of the date of FAS 123(R) adoption using the “as if” method of accounting required by the long-form method under FAS 123(R).  The retrospective application adjustments to our consolidated financial statements for the three months ended March 31, 2006 had no impact on our financial position or results of operations.  For the three months ended March 31, 2006, there was no change to our total net cash flows; however, our net cash used for operating activities increased by $21.5 million to $33.6 million and our net cash provided by financing activities increased by $21.5 million to $127.9 million.  The impact of the election was not significant to our consolidated financial statements for the three months ended June 30, 2006.  The cumulative pool of windfall tax benefits was $21.5 million as of June 30, 2006

Based on our historical experience of option pre-vesting forfeitures, we have assumed an expected forfeiture rate of 12% over the four year life of the option for all new options granted. Under the provisions of SFAS 123(R), we will record additional expense if the actual pre-vesting forfeiture rate is lower than we estimated and will record a recovery of prior expense if the actual forfeitures are higher than our estimate. As of January 1, 2006, the memo cumulative after-tax effect of this change in accounting for forfeitures for option awards, if this adjustment were recorded, would have been to increase stock-based compensation by $0.6 million.

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

The following table illustrates the effect on pro forma net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123:

	For the three months ended June 30, 2005	For the six months ended June 30, 2005
Net loss, as reported	$(249,032)	$(222,370)
Add: Stock-based compensation expense included in net loss, net of related tax effects	1,740	3,415
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,115)	(15,217)
Pro forma net loss	$(255,407)	$(234,172)

Earnings per share:
Basic loss per share, as reported	$(4.29)	$(3.83)
Basic loss per share, pro forma	$(4.40)	$(4.04)

Diluted loss per share, as reported	$(4.29)	$(3.83)
Diluted loss per share, pro forma	$(4.40)	$(4.04)

The fair value of each option grant at the grant date is calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005
		(Pro forma)		(Pro forma)
Risk free interest rate	5.06%	3.72%	5.00%	3.74%
Expected term (years)	5.60	6.50	5.67	6.50
Expected volatility	51.3%	53.0%	51.6%	53.3%
Expected dividend yield	—%	—%	—%	—%

Estimated fair value per option granted	$31.91	$24.69	$32.90	$25.04

Stock Options

The following tables summarize the aggregate option activity under the plans for the six months ended June 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2006	9,955,904	$50.84
Granted	130,000	61.34
Exercised	(2,293,560)	46.96
Forfeited	(74,975)	49.01
Expired	(28,932)	48.47
Outstanding, June 30, 2006	7,688,437	$52.16	6.6	$77,330
Vested options at end of period	4,601,451	$53.82	5.7	$45,154

	Options Outstanding			Vested Options
Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$6.00-$14.99	282,600	2.0	$9.53	282,600	$9.53
$15.00-$29.99	171,643	3.1	26.44	171,643	26.44
$30.00-$50.99	2,559,969	7.6	47.62	913,132	47.13
$51.00-$59.99	3,014,650	6.9	51.70	1,644,501	52.12
$60.00-$71.96	1,659,575	5.7	69.93	1,589,575	70.26
	7,688,437	6.6	52.16	4,601,451	53.82

As of June 30, 2006, there was approximately $35.9 million of unrecognized compensation cost related to outstanding options that is recognized over a weighted-average period of 1.3 years. For the six months ended June 30, 2006 and 2005, we received net proceeds of $108.0 million and $1.9 million, respectively, from the exercise of stock options.

The intrinsic value of stock options exercised during the second quarter of 2006 and 2005 was $0.1 million and $0.2 million, respectively. The estimated fair value of shares that vested during the second quarter of 2006 and 2005 was $3.8 million and $1.6 million, respectively.

Restricted Stock

The following table summarizes restricted stock award activity for the six months ended June 30, 2006:

	Shares	Weighted Average Fair Value
Nonvested, January 1, 2006	624,575	$49.52
Granted	5,000	70.50
Vested	—	—
Forfeited	(6,325)	49.87
Nonvested, June 30, 2006	623,250	$49.69
Intrinsic Value as of June 30, 2006	$37,457

As of June 30, 2006, there was approximately $16.7 million of total unrecognized compensation cost related to nonvested restricted stock awards. Such cost is expected to be recognized over a weighted-average period of 1.5 years. Total compensation for restricted stock was $3.2 million and $2.5 million, respectively, for the three months ended June 30, 2006 and 2005 and $5.5 million and $5.1 million, respectively, for the six months ended June 30, 2006 and 2005.

There were no restricted stock awards shares released from restriction during the second quarter of 2006 and 2005.

4. INVENTORY, NET

Inventory consisted of the following:

	June 30,	December 31,
	2006	2005
Raw materials	$78,863	$67,164
Work-in-process	31,484	28,430
Finished goods	45,878	42,292
	$156,225	$137,886

We capitalize inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. We could be required to expense previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential factors. At June 30, 2006, we had $75.4 million of capitalized inventory costs related to NUVIGIL, net of reserves of $2.3 million, as we do not expect that certain batches in inventory will be sold prior to their expiration date. Prior to the FDA's decision that the supplemental new drug application (“sNDA”) for SPARLON™ (modafinil) Tablets [C-IV] is not approvable, we had net capitalized inventory costs related to SPARLON of $8.6 million. In light of the FDA's decision, we have fully reserved all of these capitalized inventory costs related to SPARLON as of June 30, 2006. See Note 11 to these consolidated financial statements. At December 31, 2005, we had $44.6 million, $5.9 million and $0.6 million of capitalized inventory costs related to NUVIGIL, SPARLON and other pre-launch products, respectively.

5. INTANGIBLE ASSETS, NET

Other intangible assets consisted of the following:

		June 30, 2006			December 31, 2005
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Modafinil developed technology	15 years	$99,000	$29,700	$69,300	$99,000	$26,400	$72,600
DuraSolv® technology	14 years	70,000	9,130	60,870	70,000	6,696	63,304
ACTIQ marketing rights	10 years	75,465	35,184	40,281	75,465	31,359	44,106
GABITRIL product rights	9-15 years	105,143	42,640	62,503	115,371	38,053	77,318
TRISENOX product rights	8-13 years	113,258	9,027	104,231	112,942	4,494	108,448
VIVITROL product rights	15 years	110,000	1,833	108,167	—	—	—
Myocet trademark	20 years	178,887	4,472	174,415	182,500	—	182,500
Other product rights	5-20 years	249,042	61,020	188,022	243,465	48,867	194,598
		$1,000,795	$193,006	$807,789	$898,743	$155,869	$742,874

Other intangible assets are amortized over their estimated useful economic life using the straight line method. Amortization expense was $20.9 million and $13.4 million for the three months ended June 30, 2006 and 2005, respectively, and $40.0 million and $26.7 million for the six months ended June 30, 2006 and 2005, respectively.

In June 2006, we announced that data from our Phase 3 clinical program evaluating GABITRIL for the treatment of generalized anxiety disorder (“GAD”) did not reach statistical significance on the primary study endpoints. We have no further plans to continue studying GABITRIL for the treatment of GAD. As a result, we performed a test of impairment on the carrying value of our investment in GABITRIL product rights and recorded an impairment charge of $12.4 million in the second quarter of 2006 related to our European rights.

During the second quarter of 2006, we finalized our valuation of the Zeneus intellectual property and, as a result of this review, we have reduced the net book value of the Myocet intellectual property by $12.2 million.

6. LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
	2006	2005
2.0% convertible senior subordinated notes due June 1, 2015	$920,000	$920,000
2.5% convertible subordinated notes due December 2006	10,007	10,007
Zero Coupon convertible subordinated notes first putable June 2008 (Old)	265	313
Zero Coupon convertible subordinated notes first putable June 2010 (Old)	97	99
Zero Coupon convertible subordinated notes first putable June 2008 (New)	375,089	374,958
Zero Coupon convertible subordinated notes first putable June 2010 (New)	375,154	375,070
Mortgage and building improvement loans	8,670	8,975
Capital lease obligations	3,691	3,658
Other	2,965	3,177
Total debt	1,695,938	1,696,257
Less current portion	(933,403)	(933,160)
Total long-term debt	$762,535	$763,097

In January 2006, our 2008 and 2010 Zero Coupon Notes (collectively, the “Zero Coupon Notes”) became convertible and the related deferred debt issuance costs of $13.1 million were written off. Our 2.0% convertible senior subordinated notes due June 1, 2015 (the “2.0% Notes”) are considered to be current liabilities and are presented in current portion of long-term debt in our June 30, 2006 consolidated balance sheet because the fair market value of our common stock as of the balance sheet date exceeded the restricted conversion price set forth in these notes. The classification of this debt will continue to be current as long as our stock price is above the restricted conversion price at the balance sheet date.

In the event that a significant conversion did occur, we believe that we have the ability to fund the payment of principal amounts due through a combination of utilizing our existing cash on hand, raising money in the capital markets or selling our note hedge instruments for cash.

7. LEGAL PROCEEDINGS

PROVIGIL Patent Litigation and Settlements

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

In late 2005 and early 2006, we entered into settlement agreements with each of Teva, Mylan, Ranbaxy and Barr. As part of these separate settlements, we agreed to grant to each of these parties a non-exclusive royalty-bearing right to market and sell a generic version of PROVIGIL in the United States. These licenses will become effective in April 2012. An earlier entry may occur based upon the entry of another generic version of PROVIGIL. Each of these settlements has been filed with both the United States Federal Trade Commission (the “FTC”) and the Antitrust Division of the Department of Justice (the “DOJ”) as required by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”). The FTC has requested from us, and we have provided, certain information in connection with its review of the PROVIGIL settlements. In July 2006, the FTC requested that we voluntarily submit additional information and documents in connection with its investigation of this matter. We are cooperating fully with this request. The FTC could challenge in an administrative or judicial proceeding any or all of the settlements if they believe that the agreements violate the antitrust laws.

We are also aware of a number of civil antitrust class action complaints recently filed by private parties in U.S. District Court for the Eastern District of Pennsylvania, each naming Cephalon, Barr, Mylan, Teva and Ranbaxy as co-defendants and claiming, among other things, that the patent litigation settlements concerning PROVIGIL violate the antitrust laws of the United States. The class action complaints seek to certify two separate, purported classes of plaintiffs: direct purchasers of PROVIGIL, and consumers and indirect purchasers of PROVIGIL. The plaintiffs are seeking monetary damages and/or equitable relief. Separately, in June 2006, Apotex, Inc., a subsequent ANDA filer seeking FDA approval of a generic form of modafinil, filed suit against us also in the U.S. District Court for the Eastern District of Pennsylvania alleging similar violations of antitrust laws. Apotex also asserts that the PROVIGIL settlement agreements improperly prevent it from obtaining FDA approval of its ANDA, and seeks monetary and equitable remedies. We have reviewed copies of the class action cases and the Apotex case as filed and believe these actions are without merit. While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

In early 2005, we also filed a patent infringement lawsuit in the U.S. District Court in New Jersey against Carlsbad Technology, Inc. based upon the Paragraph IV ANDA filed related to modafinil that Carlsbad filed with the FDA. Carlsbad has asserted counterclaims for non-infringement of the ‘516 Patent and invalidity of the ‘516 Patent. In early August 2006, we entered into a settlement agreement with Carlsbad and its development partner, Watson Pharmaceuticals, Inc., which we understand has the right to commercialize the Carlsbad product if approved by FDA. As part of this settlement, we agreed to grant to Watson a non-exclusive royalty-bearing right to market and sell a generic version of PROVIGIL in the United States. This license will become effective on or after April 6, 2012, subject to applicable regulatory considerations. An earlier entry may occur based upon the entry of another generic version of PROVIGIL. This agreement will be filed with both the FTC and DOJ, as required by the Medicare Modernization Act.

In November 2005 and March 2006, we received notice that Caraco Pharmaceutical Laboratories, Ltd. and Apotex, Inc., respectively, also filed Paragraph IV ANDAs with the FDA in which each firm is seeking to market a generic form of PROVIGIL. We have not filed a patent infringement lawsuit against either Caraco or Apotex to date, although Apotex has brought an antitrust action against us, as described above.

ACTIQ Patent Litigation and Settlement

In February 2006, we also announced that we had agreed to settle with Barr our pending patent infringement dispute in the United States related to Barr’s ANDA filed with the FDA seeking to sell a generic version of ACTIQ. Under the settlement, we have granted to Barr an exclusive royalty bearing right to market and sell a generic version of ACTIQ in the United States, effective on December 6, 2006. Barr will pay specified royalties on net profits of a generic ACTIQ product for the period December 6, 2006 through February 3, 2007, subject to certain limitations. The settlement with Barr related to ACTIQ has been filed with both the FTC and the Antitrust Division of the DOJ as required by the Medicare Modernization Act. The FTC has requested from us, and we have provided, certain information in connection with its review of this settlement. The FTC, the DOJ, or a private party could challenge in an administrative or judicial proceeding the settlement with Barr if they believe that the agreement violates the antitrust laws. If the settlement is challenged, there is no assurance that we could successfully defend against such challenge and, in that case, we could be subject to, among other things, damages, fines and possible invalidation of the settlement agreement.

U.S. Attorney’s Office Investigation

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

Other Matters

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

8. COMPREHENSIVE INCOME (LOSS)

Our comprehensive income (loss) includes net income (loss), unrealized gains and (losses) from foreign currency translation adjustments and unrealized investment gains (losses). Our total comprehensive income (loss) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income (loss)	$50,417	$(249,032)	$53,984	$(222,370)

Foreign currency translation gain (loss)	32,557	(12,769)	34,426	(26,887)
Unrealized investment gains (losses)	636	961	1,030	(622)
Other comprehensive gain (loss)	33,193	(11,808)	35,456	(27,509)

Comprehensive income (loss)	$83,610	$(260,840)	$89,440	$(249,879)

9. EARNINGS PER SHARE (“EPS”)

We compute income per common share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Basic income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted income per common share is computed based on the weighted average number of common shares outstanding and the dilutive impact of common stock equivalents outstanding during the period. The dilutive effect of employee stock options, restricted stock awards, the Zero Coupon Convertible Notes issued in December 2004 (the “New Zero Coupon Notes”), the 2.0% Notes and the warrants are measured using the treasury stock method. The dilutive effect of our other convertible notes, including the remaining outstanding portions of the 2.5% Notes and the Zero Coupon Convertible Notes issued in June 2003 (the “Old Zero Coupon Notes”), are measured using the “if-converted” method. Common stock equivalents are not included in periods where there is a loss, as they are anti-dilutive.

The 2.0% Notes and New Zero Coupon Notes each are considered to be instrument C securities as defined by Emerging Issues Task Force Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” (“EITF 90-19”); therefore, these notes are included in the dilutive earnings per share calculation using the treasury stock method. Under the treasury stock method, we must calculate the number of shares issuable under the terms of these notes based on the average market price of the stock during the period, and include that number in the total diluted shares figure for the period. Since the average share price of our stock during the three months ended June 30, 2006 exceeded the conversion price of $46.70 for the 2.0% Notes and $56.50 and $59.50 for each series of the New Zero Coupon Notes, the impact of these notes during the period was an additional 4.3 million and 0.4 million of incremental shares, respectively, included to calculate diluted EPS. Since the average share price of our stock during the six months ended June 30, 2006 exceeded the conversion price of $46.70 for the 2.0% Notes and $56.50 and $59.50 for each series of the New Zero Coupon Notes, the impact of these notes during the period was an additional 5.8 million and 1.6 million of incremental shares, respectively, included to calculate diluted EPS.

We have entered into convertible note hedge and warrant agreements that, in combination, have the economic effect of reducing the dilutive impact of the 2.0% Notes and the New Zero Coupon Notes by increasing the effective conversion price for these notes, from our perspective, to $67.92 and $72.08, respectively. SFAS No. 128, however, requires us to analyze separately the impact of the convertible note hedge and warrant agreements on diluted EPS. As a result, the purchases of the convertible note hedges are excluded because their impact will always be anti-dilutive. SFAS No. 128 further requires that the impact of the sale of the warrants be computed using the treasury stock method. For example, using the treasury stock method, if the average price of our stock during the period ended December 31, 2005 had been $65.00, $75.00, $85.00 or $95.00, the shares from the warrants to be included in diluted EPS would have been zero, 2.4 million, 5.9 million and 8.7 million shares, respectively. The total number of shares that could potentially be included under the warrants is 32.6 million. Since the average share price of our stock during the three and six months ended June 30, 2006 did not exceed the effective conversion prices of the 2.0% Notes and each series of the New Zero Coupon Notes, there was no impact of the warrants on diluted shares or diluted EPS during the periods.

The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted income (loss) per common share:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic income (loss) per common share computation:
Numerator:
Net income (loss) used for basic income (loss) per common share	$50,417	$(249,032)	$53,984	$(222,370)
Denominator:
Weighted average shares used for basic income (loss) per common share	60,738	58,046	60,239	58,020

Basic income (loss) per common share	$0.83	$(4.29)	$0.90	$(3.83)

Diluted income (loss) per common share computation:
Numerator:
Net income (loss) used for basic income (loss) per common share	$50,417	$(249,032)	$53,984	$(222,370)
Interest on convertible notes (net of tax) per common share	40	—	81	—
Net income (loss) used for diluted income (loss) per common share	$50,457	$(249,032)	$54,065	$(222,370)
Denominator:
Weighted average shares used for basic income (loss) per common share	60,738	58,046	60,239	58,020
Effect of dilutive securities:
Convertible subordinated notes and warrants	4,811	—	7,589	—
Employee stock options and restricted stock awards	1,105	—	1,851	—
Weighted average shares used for diluted income (loss) per common share	66,654	58,046	69,679	58,020

Diluted income (loss) per common share	$0.76	$(4.29)	$0.78	$(3.83)

The following reconciliation shows the shares excluded from the calculation of diluted income (loss) per common share as the inclusion of such shares would be anti-dilutive:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted average shares excluded:
Employee stock options and restricted stock awards	3,092	9,287	2,309	8,794
Convertible subordinated notes and warrants	32,640	24,840	32,640	22,126
	35,732	34,127	34,949	30,920

10. SEGMENT AND SUBSIDIARY INFORMATION

Revenue and pre-tax income (loss) for the three and six months ended June 30, 2006 and 2005, and long-lived assets as of June 30, 2006 and December 31, 2005 are provided below:

Revenues for the three months ended June 30:

	2006			2005
	United States	Europe	Total	United States	Europe	Total
Sales:
PROVIGIL	$167,928	$9,116	$177,044	$119,993	$9,925	$129,918
GABITRIL	16,206	1,371	17,577	14,144	1,540	15,684
CNS	184,134	10,487	194,621	134,137	11,465	145,602
Pain	165,694	6,460	172,154	87,752	4,088	91,840
Other	13,299	50,651	63,950	11,550	23,616	35,166
Total Sales	363,127	67,598	430,725	233,439	39,169	272,608
Other Revenues	7,542	1,844	9,386	11,351	2,012	13,363
Total External Revenues	370,669	69,442	440,111	244,790	41,181	285,971
Inter-Segment Revenues	5,396	23,411	28,807	2,995	26,386	29,381
Elimination of Inter-Segment Revenues	(5,396)	(23,411)	(28,807)	(2,995)	(26,386)	(29,381)
Total Revenues	$370,669	$69,442	$440,111	$244,790	$41,181	$285,971

Revenues for the six months ended June 30:

	2006			2005
	United States	Europe	Total	United States	Europe	Total
Sales:
PROVIGIL	$307,479	$18,138	$325,617	$212,142	$17,906	$230,048
GABITRIL	27,562	2,787	30,349	38,845	3,229	42,074
CNS	335,041	20,925	355,966	250,987	21,135	272,122
Pain	278,028	11,628	289,656	186,620	7,145	193,765
Other	28,369	102,321	130,690	20,744	52,586	73,330
Total Sales	641,438	134,874	776,312	458,351	80,866	539,217
Other Revenues	17,321	3,421	20,742	22,916	3,819	26,735
Total External Revenues	658,759	138,295	797,054	481,267	84,685	565,952
Inter-Segment Revenues	8,840	48,194	57,034	4,470	45,129	49,599
Elimination of Inter-Segment Revenues	(8,840)	(48,194)	(57,034)	(4,470)	(45,129)	(49,599)
Total Revenues	$658,759	$138,295	$797,054	$481,267	$84,685	$565,952

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Pre-tax income (loss):
United States	$108,169	$(244,482)	$120,550	$(206,550)
Europe	(26,036)	2,393	(34,076)	6,326
Total	$82,133	$(242,089)	$86,474	$(200,224)

	June 30, 2006	December 31, 2005
Long-lived assets:
United States	$1,222,479	$1,084,619
Europe	659,156	685,750
Total	$1,881,635	$1,770,369

We perform our annual test of impairment of goodwill as of July 1. We allocate goodwill to each of our reporting units based on their relative fair value. At June 30, 2006, $267.9 million of goodwill is allocated to our United States segment and $201.6 million is allocated to our Europe segment. We currently are finalizing our annual test of impairment of goodwill as of July 1, 2006 and do not expect to record an impairment charge as a result of this annual test of impairment.

11. SUBSEQUENT EVENT

On August 9, 2006, we announced that we received a letter from the FDA stating that our sNDA for SPARLON, a proprietary dosage form of modafinil for the treatment of attention-deficit/hyperactivity disorder (“ADHD”) in children and adolescents, is not approvable. In consideration of the FDA's decision, we have determined that we will not pursue further development of SPARLON.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A in conjunction with our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2005.

EXECUTIVE SUMMARY

Cephalon is an international biopharmaceutical company dedicated to the discovery, development and marketing of innovative products to treat human diseases. We currently focus our efforts in four core therapeutic areas: central nervous system (“CNS”) disorders, pain, cancer and addiction. In addition to conducting an active research and development program, we market five products in the United States and numerous products in various countries throughout Europe.

Our two most important products, PROVIGIL and ACTIQ, comprised approximately 79% of our worldwide net sales for the six months ended June 30, 2006, of which approximately 95% was in the U.S. market. Based on our license and supply agreement with Barr Laboratories, we believe that Barr may well enter the market with a generic version of ACTIQ as early as September 5, 2006, which is consistent with our expectation of meaningful generic erosion of ACTIQ sales beginning in the fourth quarter of 2006. Consistent with our core therapeutic areas, we have aligned our U.S. field sales and sales management teams by area, with approximately 440 persons focused on CNS, 115 persons focused on pain, 30 persons focused on cancer and 135 persons focused on addiction. In Europe, we have a sales and marketing organization numbering approximately 360 persons that supports our presence in 18 European countries, including France, the United Kingdom, Germany, Italy and Spain.

In March 2006, we announced that the FDA’s Psychopharmacologic Drugs Advisory Committee voted not to recommend FDA approval of SPARLON. This recommendation was the result of concerns expressed by the advisory committee regarding a suspected case of Stevens-Johnson syndrome (“SJS”), a rare but serious skin rash condition, in a child who participated in one of the Phase 3 clinical trials. In April 2006, we announced that we had gathered additional information about this suspected case of SJS since the date of the advisory committee meeting and submitted such information to the FDA in support of the position that this case was not, in fact, SJS. On August 9, 2006, we announced that the FDA had issued a letter indicating that the SPARLON sNDA was "not approvable.'' In light of the FDA's decision, we have determined that we will not pursue further development of SPARLON.

In June 2006, we launched VIVITROL, which was approved by the FDA in April 2006 for the treatment of alcohol dependence. VIVITROL is indicated for alcohol dependent patients who are able to abstain from alcohol in an outpatient setting and are not actively drinking when initiating treatment. Treatment with VIVITROL should be used in combination with psychosocial support, such as counseling or group therapy. Under the license and collaboration agreement we signed with Alkermes in June 2005, Alkermes is responsible for manufacturing commercial supplies of VIVITROL and we have primary responsibility for the marketing and sale of the product. As a result of the FDA’s approval, we paid Alkermes a $110 million milestone payment in April 2006.

We are seeking to attain FDA approval to market two near-term product candidates. The following chart summarizes our progress with respect to these product opportunities, as well as our current expectations with respect to possible launch dates, assuming FDA approval:

Product Candidate	Anticipated Indication	Date Filed	Target Launch Date	Status

NUVIGIL™ (armodafinil)(1)	Excessive sleepiness	1Q 2005	Early 2007	Received approvable letter from FDA in May 2006. Current FDA action date: December 31, 2006

FENTORA™ (fentanyl buccal tablets)	Breakthrough cancer pain	3Q 2005	2nd Half 2006	Received approvable letter from FDA in June 2006. Current FDA action date: September 25, 2006

(1)   For NUVIGIL, we are party to a co-promotion agreement with Takeda Pharmaceuticals North America, Inc., pursuant to which we have an option to utilize the Takeda sales force for the promotion of NUVIGIL, assuming FDA approval.

In June 2006, we announced that data from our Phase 3 clinical program evaluating GABITRIL for the treatment of generalized anxiety disorder (“GAD”) did not reach statistical significance on the primary study endpoints. We have no further plans to continue studying GABITRIL for the treatment of GAD.

Settlements of PROVIGIL Patent Infringement Lawsuits

As a biopharmaceutical company, our future success is highly dependent on obtaining and maintaining patent protection for our products and technology. We intend to vigorously defend the validity, and prevent infringement, of our patents. The loss of patent protection on any of our existing products, whether by third-party challenge, invalidation, circumvention, license or patent expiration, would materially impact our results of operations.

In late 2005 and early 2006, we entered into settlement agreements with each of Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Laboratories Limited and Barr Laboratories, Inc. As part of these separate settlements, we agreed to grant to each of these parties a non-exclusive royalty-bearing right to market and sell a generic version of PROVIGIL in the United States. These licenses will become effective in April 2012. An earlier entry may occur based upon the entry of another generic version of PROVIGIL. Each of these settlements has been filed with both the FTC and the Antitrust Division of the DOJ as required by the Medicare Modernization Act. The FTC has requested from us, and we have provided, certain information in connection with its review of the PROVIGIL settlements. In July 2006, the FTC requested that we voluntarily submit additional information and documents in connection with its investigation of this matter. We are cooperating fully with this request. The FTC could challenge in an administrative or judicial proceeding any or all of the settlements if they believe that the agreements violate the antitrust laws.

We also are aware of a number of civil antitrust class action complaints recently filed by private parties in U.S. District Court for the Eastern District of Pennsylvania, each naming Cephalon, Barr, Mylan, Teva and Ranbaxy as co-defendants and claiming, among other things, that the patent litigation settlements concerning PROVIGIL violate the antitrust laws of the United States. The class action complaints seek to certify two separate, purported classes of plaintiffs: direct purchasers of PROVIGIL, and consumers and indirect purchasers of PROVIGIL. The plaintiffs are seeking monetary damages and/or equitable relief. Separately, in June 2006, Apotex, Inc., a subsequent ANDA filer seeking FDA approval of a generic form of modafinil, filed suit against us also in the U.S. District Court for the Eastern District of Pennsylvania alleging similar violations of antitrust laws. Apotex also asserts that the PROVIGIL settlement agreements improperly prevent it from obtaining FDA approval of its ANDA, and seeks monetary and equitable remedies. We have reviewed copies of the class action cases and the Apotex case as filed and believe these actions are without merit. While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

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

Licenses to Barr Laboratories, Inc. Related to ACTIQ

Under two separate agreements with Barr Laboratories, Inc., we have agreed to license to Barr our U.S. rights to any intellectual property related to ACTIQ. In July 2004, we entered into a license and supply agreement with Barr to secure FTC clearance of our acquisition of CIMA LABS. In February 2006, we signed the second agreement as part of the settlement with Barr of our patent infringement dispute in the United States related to Barr’s ANDA filed with the FDA seeking to sell a generic version of ACTIQ.

The rights we granted to Barr under these agreements will become effective on the earliest to occur of the following: (i) FDA approval of FENTORA; (ii) September 5, 2006, if we do not receive an extension of exclusivity based upon the completion of pediatric studies for ACTIQ; or (iii) December 6, 2006.  With respect to our pending NDA for FENTORA, we received an approvable letter in June 2006 from the FDA for this product candidate.  In that letter, the FDA indicated that no additional safety or efficacy data are required and that the labeling has been essentially finalized.  In late July 2006, we submitted our response to the approvable letter to the FDA, and the FDA action date on this response is September 25, 2006.  With respect to pediatric exclusivity, we have been conducting a clinical study of ACTIQ in pediatric patients over the past few years with the goal of securing six months of exclusivity beyond the September 5, 2006 expiration of the patent covering ACTIQ.  We expect to submit this clinical study data to the FDA in late August 2006, and the FDA may take up to 90 days to determine whether to grant pediatric exclusivity.  However, the FTC recently has indicated to us that Barr’s license must be deemed to be effective as of September 5, 2006 if we have not received notice of the pediatric extension as of that date.  Therefore, we now believe that Barr may well enter the market with a generic version of ACTIQ as early as September 5, 2006, even if we ultimately are successful in obtaining pediatric exclusivity, which is consistent with our expectation of meaningful generic erosion of ACTIQ beginning in the fourth quarter of 2006.

Under the license and supply agreement, we also agreed to sell to Barr, for a period of up to three years, a generic form of ACTIQ for resale in the United States if Barr is unable to gain FDA approval of its ANDA by the effective date of the license. In June 2006, we announced that Barr had invoked this supply option and provided a forecast to us. We expect to deliver bulk units to Barr on or before September 5, 2006; following this delivery, Barr will be responsible for all packaging and labeling of the product.

Indebtedness

We have significant levels of indebtedness outstanding, nearly all of which consists of convertible notes with restricted conversion prices that are either below or close to our stock price as of the date of the filing of this Quarterly Report on Form 10-Q. Under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. For a more complete description of these notes, see Note 9 to our Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K. We do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, there are no restrictions on our use of this cash, and the cash available to repay indebtedness has, and may continue to, decline over time.

As of June 30, 2006, the fair value of both the 2.0% Notes and the Zero Coupon Notes is greater than the value of the shares into which such notes are convertible. We believe that the share price of our common stock would have to significantly increase over the market price as of June 30, 2006 before the fair value of the convertible notes would be less than the value of the common stock shares underlying the notes and, as such, we believe it is highly unlikely that holders of the 2.0% Notes or the Zero Coupon Notes will present significant amounts of such notes for conversion. In the unlikely event that a significant conversion did occur, we believe that we have the ability to raise sufficient cash to repay the principal amounts due through a combination of utilizing our existing cash on hand, raising money in the capital markets or selling our note hedge instruments for cash. Nevertheless, because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

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

RECENT ACQUISITIONS AND TRANSACTIONS

Co-Promotion Agreement with Takeda

On June 12, 2006, we entered into a co-promotion agreement effective July 1, 2006 with Takeda Pharmaceuticals North America, Inc. (“Takeda”) with respect to PROVIGIL in the United States.

Under the co-promotion agreement, Takeda has agreed to have at least 500 of its sales representatives promote PROVIGIL to primary care physicians and other appropriate health care professionals in the United States. Together with our sales representatives, there will be approximately 900 sales representatives co-promoting PROVIGIL. We also have an option to utilize the Takeda sales force for the promotion of NUVIGIL, assuming FDA approval of this product candidate. The parties have formed a joint commercialization committee to manage the promotion of PROVIGIL. We have retained all responsibility for the development, manufacture, distribution and sale of the product.

The co-promotion agreement has a three-year term. If we undergo a change of control during the three-year term, we have the option to terminate the co-promotion agreement, subject to our obligation to make certain specified payments to Takeda.

We will pay Takeda a royalty based on certain sales criteria for PROVIGIL and NUVIGIL during the three-year term and, if specified sales levels are reached, during the three calendar years following the expiration of the co-promotion agreement.

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

VIVITROL License and Collaboration

In June 2005, we entered into a license and collaboration agreement with Alkermes, Inc. to develop and commercialize VIVITROL in the United States. Concurrent with the execution of this agreement, we entered into a supply agreement under which Alkermes provides to us finished commercial supplies of VIVITROL. We made an initial payment of $160 million to Alkermes upon execution of this agreement, all of which was recorded as an IPR&D charge as the product had not yet received FDA approval. In April 2006, we made an additional payment of $110 million to Alkermes upon FDA approval of the product. Alkermes also could receive up to an additional $220 million in milestone payments from us upon attainment of certain agreed-upon sales levels of VIVITROL. Until December 31, 2007, Alkermes is responsible for any cumulative losses up to $120 million, and we are responsible for any cumulative losses in excess of $120 million. Pre-tax profit, as adjusted for certain items, and losses incurred after December 31, 2007 will be split equally between the parties. We expect to recognize revenue beginning in the third quarter of 2006 once we have sufficient information to estimate returns.

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

Co-Promotion Agreement with McNeil

In August 2005, we entered into an agreement with McNeil Consumer & Specialty Pharmaceuticals Division of McNeil-PPC, Inc. concerning the co-promotion of SPARLON. The term of the co-promotion agreement is generally three years from the date of the first commercial sale of SPARLON. If the first commercial sale of SPARLON does not occur by December 31, 2006, the agreement will terminate on that date unless extended by the parties. As a result of the FDA's conclusion that the SPARLON sNDA is "not approvable,'' the first commercial sale of SPARLON will not occur by this date and we therefore expect that the co-promotion agreement will expire on December 31, 2006.

RESULTS OF OPERATIONS

(In thousands)

Three months ended June 30, 2006 compared to three months ended June 30, 2005:

	For the three months ended
	June 30,
	2006			2005			% Increase (Decrease)
	United States	Europe	Total	United States	Europe	Total	United States	Europe	Total
Sales:
PROVIGIL	$167,928	$9,116	$177,044	$119,993	$9,925	$129,918	40%	(8)%	36%
GABITRIL	16,206	1,371	17,577	14,144	1,540	15,684	15%	(11)%	12%
CNS	184,134	10,487	194,621	134,137	11,465	145,602	37%	(9)%	34%
Pain	165,694	6,460	172,154	87,752	4,088	91,840	89%	58%	87%
Other	13,299	50,651	63,950	11,550	23,616	35,166	15%	114%	82%
Total Sales	363,127	67,598	430,725	233,439	39,169	272,608	56%	73%	58%
Other Revenues	7,542	1,844	9,386	11,351	2,012	13,363	(34)%	(8)%	(30)%
Total Revenues	$370,669	$69,442	$440,111	$244,790	$41,181	$285,971	51%	69%	54%

Sales—In the United States, we sell our products to pharmaceutical wholesalers, the largest three of which accounted for 82% of our worldwide net sales for the three months ended June 30, 2006 and 81% for the six months ended June 30, 2006. Decisions made by these wholesalers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) can materially affect the level of our sales in any particular period and thus may not necessarily correlate to the number of prescriptions written for our products as reported by IMS Health Incorporated (“IMS Health”).

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

As of June 30, 2006, we received information from all of our U.S. wholesaler customers about the levels of inventory they held for our products. Based on this information, which we have not independently verified, we believe that total inventory held at these wholesalers is approximately two weeks supply at our current sales levels.

During the quarter, sales were impacted by changes in the relative levels of the number of units of inventory held in the supply chain and by changes in the product sales allowances deducted from gross sales as described further below. For the three months ended June 30, 2006, total sales increased by 58% over the prior year. The other key factors that contributed to the increase in sales are summarized by product as follows:

•      In CNS Disorders, sales of PROVIGIL increased 36 percent. Demand for PROVIGIL increased as evidenced by an increase in U.S. prescriptions for PROVIGIL of 17%, according to IMS Health. During the second quarter of 2006, sales of PROVIGIL also were impacted by domestic price increases of approximately 18% from period to period.

•      Sales of GABITRIL increased 12 percent. Sales of GABITRIL were impacted by domestic price increases of approximately 25% from period to period, as well as by the impact of changes in the product sales allowances described below. Also during the second quarter of 2006, U.S. prescriptions for GABITRIL decreased 45% according to IMS Health. This decrease was driven primarily by our decision to reduce our sales and marketing efforts following an update in February 2005 to the label information for GABITRIL.

•      In Pain, sales increased 87 percent. Sales of ACTIQ were impacted by an increase in domestic prices of approximately 72% from period to period. Also during the second quarter of 2006, demand for ACTIQ remained relatively constant as evidenced by a decrease in U.S. prescriptions of 1%, according to IMS Health.

•      Other sales, which consist primarily of sales of other products and certain third party products, increased 82 percent. This increase is primarily attributable to sales of products acquired in the TRISENOX and Zeneus acquisitions in July 2005 and December 2005, respectively.

Other Revenues—The decrease of 30% from period to period is primarily due to the termination of our Novartis Pharma AG collaboration agreement, a decrease in partner reimbursements on our CEP-1347 program and a decrease in revenues from clinical studies performed by CIMA for collaborators.

Analysis of gross sales to net sales—The following table presents the product sales allowances deducted from gross sales to arrive at a net sales figure:

	For the three months ended
	June 30,
	2006	2005	Change	% Change
Gross sales:	$472,169	$312,414	$159,755	51%
Product sales allowances:
Prompt payment discounts	9,188	5,249	3,939	75%
Wholesaler discounts	2,192	5,248	(3,056)	(58)%
Returns	8,683	5,971	2,712	45%
Coupons	8,104	5,272	2,832	54%
Medicaid discounts	3,781	12,434	(8,653)	(70)%
Medicare Part D discounts	288	—	288	100%
Managed care and governmental contracts	9,208	5,632	3,576	63%
	41,444	39,806	1,638
Net sales	$430,725	$272,608	$158,117	58%
Product sales allowances as a percentage of gross sales	8.8%	12.7%

Changes in the product sales allowances were impacted primarily by lower Medicaid discounts resulting from a significant number of participants transferring to the new Medicare Part D program effective January 1, 2006. The Medicaid discounts for the three months ended June 30, 2006 include a reduction for the first quarter of 2006 discounts as our estimates of participant transfers were much lower than actual experience for the quarter. Decreases in product sales allowances was also caused by the fact that fewer incremental wholesaler discounts were required during the second quarter of 2006 as a result of 2006 price increases. Returns allowances increased in the second quarter of 2006 as compared to the second quarter of 2005 as a result of an increase in actual returns experience for our products. In the future, we expect product sales allowances as a percentage of gross sales to trend upward due to the impact of potential future price increases on Medicaid discounts and potential increases related to Medicaid, Medicare Part D, managed care and governmental contracts sales.

We also recorded discounts for Medicare Part D in the second quarter of 2006 of $0.3 million. This reserve was established based on the number of Medicare Part D contracts that we have signed and an estimate of the amounts expected to be incurred under each contract based on expected enrollment and usage. These estimates are based on preliminary data and may change significantly in the future based on actual experience.

	For the three months ended
	June 30,
	2006	2005	Change	% Change
Costs and expenses:
Cost of sales	$68,599	$35,350	$33,249	94%
Research and development	93,777	82,891	10,886	13%
Selling, general and administrative	153,817	101,422	52,395	52%
Depreciation and amortization	29,619	20,155	9,464	47%
Impairment charge	12,417	—	12,417	100%
Acquired in-process research and development	—	290,115	(290,115)	(100)%
	$358,229	$529,933	$(171,704)	(32)%

Cost of Sales—The cost of sales was 16% of net sales for the three months ended June 30, 2006 and 13% of net sales for the three months ended June 30, 2005. The increase is primarily due to an $8.6 million inventory reserve related to SPARLON recorded in the second quarter of 2006 (see Note 11 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q), the inclusion of Zeneus’ product sales in 2006 for which the margins are lower than the average margins of our other products, as well as additional royalty expenses in 2006 for PROVIGIL, partially offset by the net effect of price increases and lower product sales allowances on our three major U.S. products.

Research and Development Expenses—Research and development expenses increased $10.9 million, or 13%, for the second quarter of 2006 as compared to the second quarter of 2005. This increase is primarily attributable to a $15.0 million payment related to rights acquired in a collaboration agreement and the recognition of $4.8 million of stock-based compensation expense (representing one-half of the total stock-based compensation expense recorded during the quarter) as a result of the adoption of SFAS 123(R), partially offset by lower expenses associated with reduced levels of clinical activity in 2006.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $52.4 million, or 52%, for the second quarter of 2006, primarily due to higher selling and marketing costs and the inclusion of Zeneus selling, general and administrative expenses (approximately $12.5 million) in 2006. In addition, we recognized $4.8 million of stock-based compensation expense (representing one-half of the total stock-based compensation expense recorded during the quarter) as a result of the adoption of SFAS 123(R).

Depreciation and Amortization Expenses—Depreciation and amortization expenses increased $9.5 million, or 47%, for the second quarter of 2006 primarily as a result of increased capital investments at our Pennsylvania locations and additional amortization expense resulting from intangible assets acquired during the second half of 2005 and 2006.

Impairment Charge—In June 2006, we announced that data from our Phase 3 clinical program evaluating GABITRIL for the treatment of GAD did not reach statistical significance on the primary study endpoints. We have no further plans to continue studying GABITRIL for the treatment of GAD. As a result, we performed a test of impairment on the carrying value of our investment in GABITRIL product rights and recorded an impairment charge of $12.4 million in the second quarter of 2006 related to our European rights.

Acquired In-Process Research and Development—In connection with our acquisition of Salmedix, Inc. and the license and collaboration agreement we entered into with Alkermes for VIVITROL, we recorded $130.1 million and $160.0 million, respectively, in acquired IPR&D expense during the second quarter of 2005.

	For the three months ended
	June 30,
	2006	2005	Change	% Change
Other income (expense):
Interest income	$4,648	$7,453	$(2,805)	(38)%
Interest expense	(4,238)	(6,266)	2,028	32%
Other income (expense), net	(159)	686	(845)	(123)%
	$251	$1,873	$(1,622)	(87)%

Other Income (Expense)—Other income (expense), net decreased $1.6 million for the second quarter of 2006, attributable to the following factors:

•      a decrease in interest income in 2006 due to lower average investment balances partially offset by higher investment returns.

•      A decrease in interest expense in 2006 due primarily to the repurchase of substantially all of our 2.5% convertible subordinated notes in July 2005 and to the write-off of deferred debt issuance costs related to our Zero Coupon Notes in January 2006. This decrease was partially offset by interest expense on our 2.0% Notes issued in June 2005.

•      A $0.8 million decrease in other income (expense), net primarily due to fluctuations in foreign currency gains and losses in the comparable periods.

	For the three months ended
	June 30,
	2006	2005	Change	% Change
Income tax expense	$(31,716)	$(6,943)	$(24,773)	(357)%

Income Taxes—During the second quarter of 2006, we recognized $31.7 million of income tax expense on income before income taxes of $82.1 million, resulting in an overall effective tax rate of 38.6 percent. This compared to income tax expense in the second quarter of 2005 of $6.9 million on loss before income taxes of $242.1 million, yielding an effective tax rate of 2.9 percent. This fluctuation is primarily the result of IPR&D charges during the second quarter of 2005 for which no tax benefit was realized.

Six months ended June 30, 2006 compared to six months ended June 30, 2005:

	For the six months ended
	June 30,
	2006			2005			% Increase (Decrease)
	United States	Europe	Total	United States	Europe	Total	United States	Europe	Total
Sales:
PROVIGIL	$307,479	$18,138	$325,617	$212,142	$17,906	$230,048	45%	1%	42%
GABITRIL	27,562	2,787	30,349	38,845	3,229	42,074	(29)%	(14)%	(28)%
CNS	335,041	20,925	355,966	250,987	21,135	272,122	33%	(1)%	31%
Pain	278,028	11,628	289,656	186,620	7,145	193,765	49%	63%	49%
Other	28,369	102,321	130,690	20,744	52,586	73,330	37%	95%	78%
Total Sales	641,438	134,874	776,312	458,351	80,866	539,217	40%	67%	44%
Other Revenues	17,321	3,421	20,742	22,916	3,819	26,735	(24)%	(10)%	(22)%
Total Revenues	$658,759	$138,295	$797,054	$481,267	$84,685	$565,952	37%	63%	41%

Sales—During the six months ended, sales were impacted by changes in the relative levels of the number of units of inventory held in the supply chain and by changes in the product sales allowances deducted from gross sales. For the six months ended June 30, 2006, total sales increased by 44% over the prior year. The other key factors that contributed to the increase in sales are summarized by product as follows:

•      In CNS Disorders, sales of PROVIGIL increased 42 percent. Demand for PROVIGIL increased as evidenced by an increase in U.S. prescriptions for PROVIGIL of 16%, according to IMS Health. During the six months ended June 30, 2006, sales of PROVIGIL also were impacted by domestic price increases of approximately 20% from period to period.

•      Sales of GABITRIL decreased 28 percent. U.S. prescriptions for GABITRIL decreased 46% according to IMS Health. This decrease was driven primarily by our decision to reduce our sales and marketing efforts following an update in February 2005 to the label information for GABITRIL. During the six months ended June 30, 2006, sales of GABITRIL also were impacted by domestic price increases of approximately 29% from period to period, as well as by the impact of changes in the product sales allowances described below.

•      In Pain, sales increased 49 percent. Sales of ACTIQ were impacted by an increase in domestic prices of approximately 54% from period to period. Also during the six months ended June 30, 2006, demand for ACTIQ remained relatively constant as evidenced by an increase in U.S. prescriptions of 2%, according to IMS Health..

•      Other sales, which consist primarily of sales of other products and certain third party products, increased 78 percent. This increase is primarily attributable to sales of products acquired in the TRISENOX and Zeneus acquisitions in July 2005 and December 2005, respectively.

Other Revenues—The decrease of 22% from period to period is primarily due to the termination of our Novartis Pharma AG collaboration agreement and a decrease in partner reimbursements on our CEP-1347 program.

Analysis of gross sales to net sales—The following table presents the product sales allowances deducted from gross sales to arrive at a net sales figure:

	For the six months ended
	June 30,
	2006	2005	Change	% Change
Gross sales:	$863,986	$620,144	$243,842	39%
Product sales allowances:
Prompt payment discounts	15,219	10,415	4,804	46%
Wholesaler discounts	2,192	12,546	(10,354)	(83)%
Returns	10,110	9,966	144	1%
Coupons	15,478	9,995	5,483	55%
Medicaid discounts	23,883	27,879	(3,996)	(14)%
Medicare Part D discounts	1,242	—	1,242	100%
Managed care and governmental contracts	19,550	10,126	9,424	93%
	87,674	80,927	6,747
Net sales	$776,312	$539,217	$237,095	44%
Product sales allowances as a percentage of gross sales	10.1%	13.0%

Changes in the product sales allowances were impacted primarily by lower Medicaid discounts resulting from a significant number of participants transferring to the new Medicare Part D program effective January 1, 2006. The Medicaid discounts for the six months ended June 30, 2006 include a reduction for the first quarter of 2006 discounts as our estimates of participant transfers were much lower than actual experience for the quarter. Decreases in product sales allowances was also caused by lower wholesaler discounts during the first half of 2006 as a result of 2006 price increases. In the future, we expect product sales allowances as a percentage of gross sales to trend upward due to the impact of potential future price increases on Medicaid discounts and potential increases related to Medicaid, Medicare Part D, managed care and governmental contracts sales.

We also recorded discounts for Medicare Part D during the six months ended June 30, 2006 of $1.2 million. This reserve was established based on the number of Medicare Part D contracts that we have signed and an estimate of the amounts expected to be incurred under each contract based on expected enrollment and usage. These estimates are based on preliminary data and may change significantly in the future based on actual experience.

	For the six months ended
	June 30,
	2006	2005	Change	% Change
Costs and expenses:
Cost of sales	$127,492	$76,464	$51,028	67%
Research and development	198,753	163,657	35,096	21%
Selling, general and administrative	302,578	199,651	102,927	52%
Depreciation and amortization	56,140	38,805	17,335	45%
Impairment charge	12,417	—	12,417	100%
Acquired in-process research and development	—	290,115	(290,115)	(100)%
	$697,380	$768,692	$(71,312)	(9)%

Cost of Sales—The cost of sales was 16% of net sales for the six months ended June 30, 2006 and 14% of net sales for the six months ended June 30, 2005. The increase is primarily due to an $8.6 million inventory reserve related to SPARLON recorded in the second quarter of 2006 (see Note 11 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q), the inclusion of Zeneus’ product sales in 2006 for which the margins are lower than the average margin of our other products, as well as additional royalty expenses in 2006 for PROVIGIL, partially offset by the net effect of price increases and lower product sales allowances on our three major U.S. products.

Research and Development Expenses—Research and development expenses increased $35.1 million, or 21%, for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This increase is primarily attributable to $45.0 million of payments related to rights acquired to certain development stage products under three product development collaboration agreements and the recognition of $8.2 million of stock-based compensation expense (representing one-half of the total stock-based compensation expense recorded during the six months ended) as a result of the adoption of SFAS 123(R), partially offset by lower expenses associated with reduced levels of clinical activity in 2006.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $102.9 million, or 52%, for the six months ended June 30, 2006, primarily due to higher selling and marketing costs and the inclusion of Zeneus selling, general and administrative expenses (approximately $25.5 million) in 2006. In addition, we paid $4.0 million in connection with the PROVIGIL settlement agreements and recognized $8.2 million of stock-based compensation expense (representing one-half of the total stock-based compensation expense recorded during the six months ended) as a result of the adoption of SFAS 123(R).

Depreciation and Amortization Expenses—Depreciation and amortization expenses increased $17.3 million, or 45%, for the six months ended June 30, 2006 primarily as a result of increased capital investments at our Pennsylvania locations and additional amortization expense resulting from intangible assets acquired during the second half of 2005 and 2006.

Impairment Charge—In June 2006, we announced that data from our Phase 3 clinical program evaluating GABITRIL for the treatment of GAD did not reach statistical significance on the primary study endpoints. We have no further plans to continue studying GABITRIL for the treatment of GAD. As a result, we performed a test of impairment on the carrying value of our investment in GABITRIL product rights and recorded an impairment charge of $12.4 million in the second quarter of 2006 related to our European rights.

Acquired In-Process Research and Development—In connection with our acquisition of Salmedix, Inc. and the license and collaboration agreement we entered into with Alkermes for VIVITROL, we recorded $130.1 million and $160.0 million, respectively, in acquired IPR&D expense during the second quarter of 2005.

	For the six months ended
	June 30,
	2006	2005	Change	% Change
Other income (expense):
Interest income	$9,690	$12,312	$(2,622)	(21)%
Interest expense	(8,774)	(11,817)	3,043	26%
Write-off of deferred debt issuance costs	(13,105)	—	(13,105)	(100)%
Other income (expense), net	(1,011)	2,021	(3,032)	(150)%
	$(13,200)	$2,516	$(15,716)	(625)%

Other Income (Expense)—Other income (expense), net decreased $15.7 million for the six months ended June 30, 2006, attributable to the following factors:

•      a decrease in interest income in 2006 due to lower average investment balances, partially offset by higher investment returns.

•      A decrease in interest expense in 2006 due primarily to the repurchase of substantially all of our 2.5% convertible subordinated notes in July 2005 and to the write-off of deferred debt issuance costs related to our Zero Coupon Notes in January 2006. This decrease was partially offset by interest expense on our 2.0% Notes issued in June 2005.

•      A $13.1 million write-off of deferred debt issuance costs in 2006 related to our Zero Coupon Notes.

•      A $3.0 million decrease in other income (expense), net primarily due to fluctuations in foreign currency gains and losses in the comparable periods.

	For the six months ended
	June 30,
	2006	2005	Change	% Change
Income tax expense	$(32,490)	$(22,146)	$(10,344)	(47)%

Income Taxes—During the six months ended June 30, 2006, we recognized $32.5 million of income tax expense on income before income taxes of $86.5 million, resulting in an overall effective tax rate of 37.6 percent. This compared to income tax expense in the six months ended June 30, 2005 of $22.1 million on loss before income taxes of $200.2 million, yielding an effective tax rate of 11.1 percent. This fluctuation is primarily the result of IPR&D charges during the second quarter of 2005 for which no tax benefit was realized.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands)

Cash, cash equivalents and investments at June 30, 2006 were $485.5 million, representing 16% of total assets, as compared to $484.1 million, representing 17% of total assets, at December 31, 2005.

The change in cash and cash equivalents is as follows:

	For the six months ended
	June 30,
	2006	2005
Net cash (used for) provided by operating activities	$38,940	$(4,862)
Net cash used for investing activities	(25,233)	(166,956)
Net cash provided by financing activities	127,462	631,142
Effect of exchange rate changes on cash and cash equivalents	11,513	(3,236)
Net increase in cash and cash equivalents	$152,682	$456,088

Our working capital deficit, which is calculated as current assets less current liabilities, was $123.4 million at June 30, 2006, a decrease of $106.4 million compared to $229.8 million at December 31, 2005. The decrease in our working capital deficit was primarily the result of a $33.4 million increase in receivables, net, due to an increase in revenues, a $18.3 million increase in inventory, net, in anticipation of new product launches and increased demand for PROVIGIL and a decrease in accounts payable and accrued expenses of $70.7 million due to the timing of cash payments.

Net Cash (Used for) Provided by Operating Activities

Net cash provided by operating activities was $38.9 million for the six months ended June 30, 2006 as compared to net cash used for operating activities of $4.9 million for the six months ended June 30, 2005. The primary change between the two periods is the result of a payment of $160.0 million cash in June 2005 to Alkermes, Inc. under the license and collaboration agreement related to VIVITROL. This payment was recorded as an in-process research and development charge and is reflected in our operating activities for the six months ended June 30, 2005 as the product had not yet received FDA approval. For the six months ended June 30, 2006, operating activities included $45.0 million of payments related to rights acquired to certain development stage products under three product development collaboration agreements and $4.0 million associated with the PROVIGIL settlement agreements. The change between the two periods was also impacted by the change in net income for the six months ended June 30, 2006 as compared to net loss for the six months ended June 30, 2005 and the timing of cash receipts and payments in the ordinary course of business.

Net Cash Used for Investing Activities

Net cash used for investing activities was $25.2 million for the six months ended June 30, 2006 as compared to $167.0 million for the six months ended June 30, 2005. The change is primarily due to our acquisition of Salmedix, Inc. in June 2005 for $130.7 million, net of cash. Additionally, higher net redemptions of our investment portfolio during 2006 were offset by a cash payment of $110 million to Alkermes upon FDA approval of VIVITROL in April 2006.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $127.5 million for the six months ended June 30, 2006, as compared to $631.1 million for the six months ended June 30, 2005.

The change is primarily the result of net proceeds of $776.0 million received from the sale of $800 million of our 2% Notes in 2005. Concurrent with the sale of the 2% Notes, we purchased a convertible note hedge for $339.1 million and sold warrants to purchase an aggregate of 17,130,621 shares of our common stock for net proceeds of $194.0 million.

In addition, the volume of exercises of common stock options increased significantly in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The extent and timing of option exercises are primarily dependent upon the market price of our common stock and general financial market conditions, as well as the exercise prices and expiration dates of the options.

Outlook

We expect to use our existing cash, cash equivalents and investments for working capital and general corporate purposes, including the acquisition of businesses, products, product rights, or technologies, the payment of contractual obligations, including scheduled interest payments on our convertible notes and regulatory, sales or other milestones that may become due to third parties, and/or the purchase, redemption or retirement of our convertible notes. However, during the remainder of 2006, we expect that sales of our currently marketed products, together with sales of our near-term product candidates, assuming approval in the anticipated time frames, should allow us to generate positive cash flow from operations. At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth in 2007 and beyond, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our near-term product candidates.

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

Marketed Products

Continued sales growth of PROVIGIL depends, in part, on the continued effectiveness of the various settlement agreements we entered into in late 2005 and early 2006, as well as our maintenance of protection in the United States and abroad of the modafinil particle-size patent through its expiration beginning in 2014. See Note 7 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Future growth of modafinil-based product sales in late 2006 and beyond also will depend in part on our ability to achieve final FDA approval of NUVIGIL, which we anticipate in late 2006.

Our sales of ACTIQ depend on our existing patent protection for the approved compressed powder formulation, which expires in the U.S. in September 2006. As a result of our license and supply agreement with Barr Laboratories, we believe that Barr may well enter the market with a generic version of ACTIQ as early as September 5, 2006, which is consistent with our expectation of meaningful generic erosion of ACTIQ sales beginning in the fourth quarter of 2006.

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

Manufacturing, Selling and Marketing Efforts

In 2006, we have and expect to continue to incur significant expenditures associated with manufacturing, selling and marketing our products. The aggregate amount of our sales and marketing expenses in 2006 will likely be higher than that incurred in 2005, primarily as a result of higher expenses associated with an increase in the size of our sales force and planned product launches for NUVIGIL and FENTORA, if approved. In 2006, we expect to continue in-process capital expenditure projects at our research and development facilities in France and West Chester and at our Salt Lake City manufacturing facility.

Indebtedness

We have significant indebtedness outstanding, consisting principally of indebtedness on convertible subordinated notes. The following table summarizes the principal terms of our most significant convertible subordinated notes outstanding as of June 30, 2006:

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

Nearly all of our indebtedness outstanding contain restricted conversion prices that are either below or close to our stock price as of the date of the filing of this Form 10-Q. At June 30, 2006, approximately $930.0 million of our convertible notes are considered to be current liabilities and are presented in current portion of long-term debt in our June 30, 2006 consolidated balance sheet. These notes will remain as current liabilities unless our stock price decreases to a level where these notes are no longer convertible. Under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. As of June 30, 2006, the fair value of both the 2.0% Notes and the Zero Coupon Notes is greater than the value of the shares into which such notes are convertible. We believe that the share price of our common stock would have to significantly increase over the market price as of June 30, 2006 before the fair value of the convertible notes would be less than the value of the common stock shares underlying the notes and, as such, we believe it is highly unlikely that holders of the 2.0% Notes or the Zero Coupon Notes will present significant amounts of such notes for conversion. As of the filing date of this Quarterly Report on Form 10-Q, we do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time. If we do not have sufficient funds available to repay any principal balance of notes presented for conversion, we will be required to raise additional funds. In the unlikely event that a significant conversion did occur, we believe that we have the ability to raise sufficient cash to repay the principal amounts due through a combination of utilizing our existing cash on hand, raising money in the capital markets or selling our note hedge instruments for cash. Nevertheless, because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

The annual interest payments on our convertible notes outstanding as of June 30, 2006 are $18.7 million, payable at various dates throughout the year. In the future, we may agree to exchanges of the notes for shares of our common stock or debt, or may determine to use a portion of our existing cash on hand to purchase or retire all or a portion of the outstanding convertible notes.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. In preparing these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We develop and periodically change these estimates and assumptions based on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005 in the “Critical Accounting Policies and Estimates” section and the “Recent Accounting Pronouncements” section.

Revenue recognition—The following is in addition to, and should be read in conjunction with, the revenue recognition critical accounting policy included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005.

We recognize revenue on new product launches when sales returns can be reasonably estimated and all other revenue recognition requirements have been met. When determining if returns can be estimated, we consider actual returns of similar products as well as sales returns with similar customers. In cases in which a new product is not an extension of an existing line of product or where the company has no history of experience with products in a similar therapeutic category such that we can not estimate expected returns of the new product, we defer recognition of revenue until the right of return no longer exists or until we have developed sufficient historical experience to estimate sales returns. In developing estimates for sales returns, we consider inventory levels in the distribution channel, shelf life of the product and expected demand based on market data and prescriptions.

Product sales allowances—We record product sales net of the following significant categories of product sales allowances, each of which is described in more detail in Part II, Item 7 of our Annual Report on Form 10-K: prompt payment discounts, wholesaler discounts, returns, coupons, Medicaid discounts and managed care and governmental contracts. In addition to these product sales allowances, in the first quarter of 2006 we also began recording an allowance to product sales for Medicare Part D discount reserves. Calculating each of these items involves significant estimates and judgments and requires us to use information from external sources.

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

During the six months ended June 30, 2006, we recorded a provision for Medicare Part D discounts at a weighted average rate of 0.2% of gross sales from our five products marketed in the U.S. Actual Medicare Part D discounts could exceed our estimates of expected future Medicare patient activity or unit rebate amounts. If the Medicare Part D discounts provision percentage were to increase by 0.5% of 2006 gross sales for the six months ended June 30, 2006 from our five products marketed in the U.S., then an additional provision of $3.5 million would result.

The following table summarizes activity in each of the above categories for the year ended December 31, 2005 and the six months ended June 30, 2006:

(In thousands)	Prompt Payment Discounts	Wholesaler Discounts	Returns*	Coupons	Medicaid Discounts	Medicare Part D Discounts	Managed Care & Governmental Contracts	Total
Balance at January 1, 2005	$(2,899)	$—	$(11,727)	$(4,165)	$(18,075)	$—	$(4,409)	$(41,275)

Provision:
Current period	(22,284)	(24,373)	(13,132)	(23,313)	(66,653)	—	(26,072)	(175,827)
Prior periods	—	—	(2,721)	—	(592)	—	56	(3,257)
Total	(22,284)	(24,373)	(15,853)	(23,313)	(67,245)	—	(26,016)	(179,084)

Actual:
Current period**	20,367	21,645	(1,572)	18,633	33,199	—	19,506	111,778
Prior periods	2,899	—	6,554	4,150	18,667	—	4,353	36,623
Total	23,266	21,645	4,982	22,783	51,866	—	23,859	148,401
Balance at December 31, 2005	$(1,917)	$(2,728)	$(22,598)	$(4,695)	$(33,454)	$—	$(6,566)	$(71,958)

Provision:
Current period	(15,219)	(2,192)	(10,110)	(14,794)	(24,612)	(1,242)	(19,173)	(87,342)
Prior periods	—	—	—	(684)	729	—	(377)	(332)
Total	(15,219)	(2,192)	(10,110)	(15,478)	(23,883)	(1,242)	(19,550)	(87,674)

Actual:
Current period	12,051	1,526	—	7,765	1,137	32	11,059	33,570
Prior periods	1,917	2,728	8,638	5,378	32,725	—	6,943	58,329
Total	13,968	4,254	8,638	13,143	33,862	32	18,002	91,899
Balance at June 30, 2006	$(3,168)	$(666)	$(24,070)	$(7,030)	$(23,475)	$(1,210)	$(8,114)	$(67,733)

*              Given our return goods policy, we assume that all returns in a current year relate to prior period sales.

**           Includes beginning reserve balances related to TRISENOX, which was acquired in the third quarter of 2005, of $0.1 million for prompt payment discounts and $1.6 million for returns.

Inventories—The following is in addition to, and should be read in conjunction with, the inventories critical accounting policy included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005.

We expense pre-launch inventory unless it is probable that the inventory will be saleable. We have capitalized inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. We could be required to expense previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential factors. During the second quarter of 2006, we recorded an $8.6 million inventory reserve related to the FDA's determination that the SPARLON sNDA is not approvable (see Note 11 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Stock-based compensation— Effective January 1, 2006, we adopted the Financial Accounting Standards Board Statement No. 123(R), “Share Based Payment” (“SFAS 123(R)”) using the modified prospective method, in which compensation cost was recognized based on the requirements of SFAS 123(R) for (a) all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. SFAS 123(R) requires the use of judgment and estimates in performing multiple calculations. We estimate the fair value using the Black-Scholes option-pricing model when assessing the fair value of options granted. The Black-Scholes option-pricing model requires several inputs, one of which is volatility. The fair value of options is most sensitive to the volatility input. Our estimate of volatility is based upon the historical volatility experienced in our stock price as well as the implied volatility from publicly traded options on our stock. To the extent volatility of our stock price or the option market on our stock increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-

based compensation expense in future periods. For instance, an increase in estimated volatility of ten percentage points on all options would result in additional estimated annual pre-tax expense of approximately $4.1 million in 2006. In addition, we apply an expected forfeiture rate when amortizing stock-based compensation expense. Our estimate of the forfeiture rate is based primarily upon historical experience of employee turnover. To the extent we revise this estimate in the future or actual experience differs from this estimate, our stock-based compensation expense could be materially impacted. An estimated forfeiture rate of one percentage point lower would have resulted in an insignificant increase in stock-based compensation expense in 2006. Our expected term of options granted was derived from the average midpoint between vesting and the contractual term, as described in SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment.” In the future, as information regarding post vesting termination becomes more accessible, we may change our method of deriving the expected term. This change could impact our fair value of options granted in the future. We expect to refine our method of deriving expected term no later than January 1, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign currency exchange risk related to our operations in European subsidiaries that have transactions, assets, and liabilities denominated in foreign currencies that are translated into U.S. dollars for consolidated financial reporting purposes. Historically, we have not hedged any of these foreign currency exchange risks. For the six months ended June 30, 2006, an average 10% weakening of the U.S. dollar relative to the currencies in which our European subsidiaries operate would have resulted in an increase of $13.8 million in reported total revenues and a corresponding increase in reported expenses. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not assume any changes in the level of operations of our European subsidiaries.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

A significant portion of our revenue is derived from our two largest products, and our future success will depend on the continued growth and acceptance of PROVIGIL.

For the six months ended June 30, 2006, approximately 37% and 42% of our worldwide net sales were derived from sales of ACTIQ and PROVIGIL, respectively. As a result of our license and supply agreement with Barr Laboratories, we believe that Barr may well enter the market with a generic version of ACTIQ as early as September 5, 2006, which is consistent with our expectation of meaningful generic erosion of ACTIQ sales in the United States beginning in the fourth quarter of 2006. With respect to PROVIGIL, we cannot be certain that it will continue to be accepted in its market. Specifically, the following factors, among others, could affect the level of market acceptance of PROVIGIL:

•      a change in the perception of the healthcare community of the safety and efficacy of the product, both in an absolute sense and relative to that of competing products;

•      the level and effectiveness of our and Takeda’s sales and marketing efforts;

•      any unfavorable publicity regarding PROVIGIL or similar products;

•      the price of the product relative to other competing drugs or treatments;

•      any changes in government and other third-party payer reimbursement policies and practices; and

•      regulatory developments affecting the manufacture, marketing or use of these products.

Any adverse developments with respect to the sale or use of PROVIGIL could significantly reduce our product revenues and have a material adverse effect on our ability to generate net income and positive net cash flow from operations.

We may be unsuccessful in our efforts to obtain regulatory approval for new products or for new formulations for our existing products, which would significantly hamper future sales and earnings growth.

Our long-term prospects, particularly with respect to the growth of our future sales and earnings, depend to a large extent on our ability to obtain FDA approval for our near-term product candidates: NUVIGIL and FENTORA. We do not know whether we will succeed in obtaining final regulatory approval to market any of these products or what level of market acceptance these products may achieve.

It is also possible that the sale of a generic version of ACTIQ by Barr as early as September 2006 could negatively impact sales of FENTORA.

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

As of the filing date of this Quarterly Report on Form 10-Q, we are aware of seven ANDAs on file with the FDA for pharmaceutical products containing modafinil. Each of these ANDAs contains a Paragraph IV certification in which the ANDA applicant certified that the U.S. particle-size modafinil patent covering PROVIGIL either is invalid or will not be infringed by the ANDA product. In March 2003, we filed a patent infringement lawsuit in the U.S. District Court in New Jersey against four companies—Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals, Inc., Ranbaxy Laboratories Limited and Barr Laboratories, Inc.—based upon the ANDAs filed by each of these companies with the FDA seeking approval to market a generic form of modafinil. The lawsuit claimed infringement of our U.S. Patent No. RE37,516 (the “‘516 Patent”) which covers the pharmaceutical compositions and methods of treatment with the form of modafinil contained in PROVIGIL and which extends to April 6, 2014. We believe that these four companies were the first to file ANDAs with Paragraph IV certifications and thus are eligible for the 180-day exclusivity provided by the provisions of the Federal Food, Drug and Cosmetic Act.

In late 2005 and early 2006, we entered into settlement agreements with each of these four defendants. As part of these separate settlements, we agreed to grant to each of Teva, Mylan, Ranbaxy and Barr a non-exclusive royalty-bearing right to market and sell a generic version of PROVIGIL in the United States. These licenses will become effective in April 2012. An earlier entry may occur based upon the entry of another generic version of PROVIGIL. Each of these settlements, as well as the ACTIQ settlement agreement described below, has been filed with both the FTC and the Antitrust Division of the DOJ as required by the Medicare Modernization Act. The FTC has requested from us, and we have provided, certain information in connection with its review of the settlements. In July 2006, the FTC requested that we voluntarily submit additional information and documents in connection with its investigation of the PROVIGIL settlements. We are cooperating fully with this request. The FTC could challenge in an administrative or judicial proceeding any or all of the settlements if they believe that the agreements violate the antitrust laws.

We also are aware of a number of civil antitrust class action complaints recently filed by private parties in U.S. District Court for the Eastern District of Pennsylvania, each naming Cephalon, Barr, Mylan, Teva and Ranbaxy as co-defendants and claiming, among other things, that the patent litigation settlements concerning PROVIGIL violate the antitrust laws of the United States. The class action complaints seek to certify two separate, purported classes of plaintiffs: direct purchasers of PROVIGIL, and consumers and indirect purchasers of PROVIGIL. The plaintiffs are seeking monetary damages and/or equitable relief. Separately, in June 2006, Apotex, Inc., a subsequent ANDA filer seeking FDA approval of a generic form of modafinil, filed suit against us also in the U.S. District Court for the Eastern District of Pennsylvania alleging similar violations of antitrust laws. Apotex also asserts that the PROVIGIL settlement agreements improperly prevent it from obtaining FDA approval of its ANDA, and seeks monetary and equitable remedies. We have reviewed copies of the class action cases and the Apotex case as filed and believe these actions are without merit. While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

In early 2005, we also filed a patent infringement lawsuit in the U.S. District Court in New Jersey against Carlsbad Technology, Inc. based upon the Paragraph IV ANDA filed related to modafinil that Carlsbad filed with the FDA. Carlsbad has asserted counterclaims for non-infringement of the ‘516 Patent and invalidity of the ‘516 Patent. In early August 2006, we entered into a settlement agreement with Carlsbad and its development partner, Watson Pharmaceuticals, Inc., which we understand has the right to commercialize the Carlsbad product if approved by FDA. As part of this settlement, we agreed to grant to Watson a non-exclusive royalty-bearing right to market and sell a generic version of PROVIGIL in the United States. This license will become effective on or after April 6, 2012, subject to applicable regulatory considerations. An earlier entry may occur based upon the entry of another generic version of PROVIGIL. This agreement will be filed with both the FTC and DOJ, as required by the Medicare Modernization Act.

In November 2005 and March 2006, we received notice that Caraco Pharmaceutical Laboratories, Ltd. and Apotex, Inc., respectively, also filed Paragraph IV ANDAs with the FDA in which each firm is seeking to market a generic form of PROVIGIL. We have not filed patent infringement lawsuits against either Caraco or Apotex to date, although Apotex has brought an antitrust claim against us, as described above.

ACTIQ

With respect to ACTIQ, we hold an exclusive license to U.S. patents covering the currently marketed compressed powder pharmaceutical composition and methods for administering fentanyl via this composition that are set to expire on September 5, 2006. Corresponding patents in foreign countries are set to expire between 2009 and 2010. Our patent protection with respect to the ACTIQ formulation we sold prior to June 2003 expired in May 2005.

Under two separate agreements with Barr Laboratories, Inc., we have agreed to license to Barr our U.S. rights to any intellectual property related to ACTIQ. In July 2004, we entered into a license and supply agreement with Barr to secure FTC clearance of our acquisition of CIMA LABS. In February 2006, we signed the second agreement as part of the settlement with Barr of our patent infringement dispute in the United States related to Barr’s ANDA filed with the FDA seeking to sell a generic version of ACTIQ.

The rights we granted to Barr under these agreements will become effective on the earliest to occur of the following: (i) FDA approval of FENTORA; (ii) September 5, 2006, if we do not receive an extension of exclusivity based upon the completion of pediatric studies for ACTIQ; or (iii) December 6, 2006.  With respect to our pending NDA for FENTORA, we received an approvable letter in June 2006 from the FDA for this product candidate.  In that letter, the FDA indicated that no additional safety or efficacy data are required and that the labeling has been essentially finalized.  In late July 2006, we submitted our response to the approvable letter to the FDA, and the FDA action date on this response is September 25, 2006.  With respect to pediatric exclusivity, we have been conducting a clinical study of ACTIQ in pediatric patients over the past few years with the goal of securing six months of exclusivity beyond the September 5, 2006 expiration of the patent covering ACTIQ.  We expect to submit this clinical study data to the FDA in late August 2006, and the FDA may take up to 90 days to determine whether to grant pediatric exclusivity.  However, the FTC recently has indicated to us that Barr’s license must be deemed to be effective as of September 5, 2006 if we have not received notice of the pediatric extension as of that date.  Therefore, we now believe that Barr may well enter the market with a generic version of ACTIQ as early as September 5, 2006, even if we ultimately are successful in obtaining pediatric exclusivity, which is consistent with our expectation of meaningful generic erosion of ACTIQ beginning in the fourth quarter of 2006.

Under the license and supply agreement, we also agreed to sell to Barr, for a period of up to three years, a generic form of ACTIQ for resale in the United States if Barr is unable to gain FDA approval of its ANDA by the effective date of the license. In June 2006, we announced that Barr had invoked this supply option and provided a forecast to us. We expect to deliver bulk units to Barr on or before September 5, 2006; following this delivery, Barr will be responsible for all packaging and labeling of the product.

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

In addition, because our products PROVIGIL and ACTIQ and our product candidates NUVIGIL and FENTORA contain active ingredients that are controlled substances, we are subject to regulation by the DEA and analogous foreign organizations relating to the manufacture, shipment, sale and use of the applicable products. These regulations also are imposed on prescribing physicians and other third parties, making the storage, transport and use of such products relatively complicated and expensive. With the increased concern for safety by the FDA and the DEA with respect to products containing controlled substances and the heightened level of media attention given to this issue, it is possible that these regulatory agencies could impose additional restrictions on marketing or even withdraw regulatory approval for such products. In addition, adverse publicity may bring about a rejection of the product by the medical community. If the DEA, FDA or a foreign medical authority withdrew the approval of, or placed additional significant restrictions on the marketing of any of our products, our ability to promote our products and product sales could be substantially affected.

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

With respect to VIVITROL, Alkermes is obligated to provide to us finished commercial supplies of the product under the terms of a supply agreement. We cannot be sure that they will be able to continue to successfully manufacture VIVITROL at a commercial scale in a timely or economical manner. If Alkermes is unable to successfully manufacture VIVITROL, the commercial prospects for the product could be impacted. In addition, Alkermes is responsible for the entire supply chain for VIVITROL, including the sourcing of raw materials and active pharmaceutical agents from third parties. Alkermes has no previous experience in managing a complex, cGMP supply chain and issues with its supply sources could impair its ability to supply VIVITROL under the supply agreement and have a material adverse effect on our commercial prospects for VIVITROL.

As our products are used commercially, unintended side effects, adverse reactions or incidents of misuse may occur that could result in additional regulatory controls, changes to product labeling, adverse publicity and reduced sales of our products.

During research and development, the use of pharmaceutical products, such as ours, is limited principally to clinical trial patients under controlled conditions and under the care of expert physicians. The widespread commercial use of our products could identify undesirable or unintended side effects that have not been evident in our clinical trials or the commercial use to date. For example, in February 2005, working with the FDA, we updated our prescribing information for GABITRIL to include a bolded warning describing the risk of new onset seizures in non-induced patients without epilepsy. In addition, in patients who take multiple medications, drug interactions could occur that can be difficult to predict. Additionally, incidents of product misuse, product diversion or theft may occur, particularly with respect to products such as ACTIQ and PROVIGIL, which contain controlled substances. These events, among others, could result in adverse publicity that harms the commercial prospects of our products or lead to additional regulatory controls that could limit the circumstances under which the product is prescribed or even lead to the withdrawal of the product from the market. In particular, ACTIQ has been approved under regulations concerning drugs with certain safety profiles, under which the FDA has established special restrictions to ensure safe use. Any violation of these special restrictions could lead to the imposition of further restrictions or withdrawal of the product from the market.

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

Nearly all of our indebtedness outstanding contain restricted conversion prices that are either below or close to our stock price as of the date of the filing of this Form 10-Q. As a result, certain of our convertible notes have been classified as a current liability on our balance sheet as of June 30, 2006. Under the terms of the indentures governing the notes, we are obligated to repay in cash and common stock the aggregate principal balance of any such notes presented for conversion. As of the filing date of this report, we do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time. If we do not have sufficient funds available to repay the principal balance of notes presented for conversion, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

Our research and development and marketing efforts are often dependent on corporate collaborators and other third parties who may not devote sufficient time, resources and attention to our programs, which may limit our efforts to develop and market potential products.

To maximize our growth opportunities, we have entered into a number of collaboration agreements with third parties. For example, in the United States, we are party to an agreement with Takeda Pharmaceuticals North America, Inc. under which Takeda will co-promote PROVIGIL for up to three years. Our ability to increase PROVIGIL sales in the future will depend to a significant degree on the efforts of our partner. If Takeda fails to meet its obligations under the co-promotion agreement, is ineffective in its efforts, or determines to terminate the agreement prior to the end of its term, the growth of PROVIGIL sales could be materially and negatively impacted.

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

On January 1, 2006, the U.S. Department of Health & Human Services began implementing Medicare Part D in accordance with the Medicare Modernization Act. Under this plan, voluntary prescription drug coverage, subsidized by Medicare, is offered to over 40 million Medicare beneficiaries through competing private prescription drug plans (“PDPs”) and Medicare Advantage (“MA”) plans. At this time, because this program is new and we have limited data, it is difficult to determine the on-going impact this program will have on our business. While the overall usage of pharmaceuticals may increase as the result of the expanded access to prescription drugs afforded under Medicare Part D, at this time, it is difficult to determine the on-going overall impact on Medicaid and other government and private plans, as well as, the impact on pricing, rebates and discounts for our products.

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

The conditions that our products treat, and some of the other disorders for which we are conducting additional studies, are currently treated with many drugs, several of which have been available for a number of years or are available in inexpensive generic forms. With respect to PROVIGIL, and, if approved, NUVIGIL, there are several other products used for the treatment of excessive sleepiness or narcolepsy in the United States, including methylphenidate products such as RITALIN® by Novartis, and in our other territories, many of which have been available for a number of years and are available in inexpensive generic forms. With respect to ACTIQ and, if approved, FENTORA, we face competition from numerous short-and long-acting opioid products, including three products—Johnson & Johnson’s DURAGESIC® and Purdue Pharmaceutical’s OXYCONTIN® and MS-CONTIN®—that dominate the market. In addition, we are aware of numerous other companies developing other technologies for rapidly delivering opioids to treat breakthrough pain, that will compete against ACTIQ and, if approved, FENTORA. With respect to VIVITROL, we face competition from CAMPRAL® and oral naltrexone. With respect to TRISENOX, the pharmaceutical market for the treatment of patients with relapsed or refractory APL is served by a number of available therapeutics, particularly those that are indicated for the treatment of hematologic cancers, such as THALOMID® by Celgene and VELCADE® by Millennium Pharmaceuticals. For all of our products, we need to demonstrate to physicians, patients and third party payers that the cost of our products is reasonable and appropriate in the light of their safety and efficacy, the price of competing products and the related health care benefits to the patient.

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

We must consolidate and integrate the operations of acquired businesses with our business. In 2005, we completed the acquisitions of Zeneus and Salmedix, purchased assets related to TRISENOX and entered into a license agreement with Alkermes for VIVITROL. Integration efforts often take a significant amount of time, place a significant strain on our managerial, operational and financial resources and could prove to be more difficult and expensive than we predicted. The diversion of our management’s attention and any delays or difficulties encountered in connection with these recent acquisitions, and any future acquisitions we may consummate, could result in the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that could negatively affect our ability to maintain relationships with customers, suppliers, employees and others with whom we have business dealings.

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

The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future. For example, from January 1, 2005 through August 1, 2006 our common stock traded at a high price of $82.92 and a low price of $37.35. Negative announcements, including, among others:

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

Historically, a portion of our revenues and expenses has been earned and incurred, respectively, in currencies other than the U.S. dollar. For the six months ended June 30, 2006, approximately 17% of our revenues were denominated in currencies other than the U.S. dollar. We translate revenues earned and expenses incurred into U.S. dollars at the average exchange rate applicable during the relevant period. A weakening of the U.S. dollar would, therefore, increase both our revenues and expenses. Fluctuations in the rate of exchange between the U.S. dollar and the euro and other currencies may affect period-to-period comparisons of our operating results. Historically, we have not hedged our exposure to these fluctuations in exchange rates.

Our customer base is highly concentrated.

Our principal customers are wholesale drug distributors. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. Three large wholesale distributors, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, control a significant share of this network. These three wholesaler customers, in the aggregate, accounted for 81% of our worldwide net sales for the six months ended June 30, 2006. Fluctuations in the buying patterns of these customers, which may result from seasonality, wholesaler buying decisions or other factors outside of our control, could significantly affect the level of our net sales on a period to period basis. Because of this, the amounts purchased by these customers during any quarterly or annual period may not correlate to the level of underlying demand evidenced by the number of prescriptions written for such products, as reported by IMS Health Incorporated. Furthermore, the loss or bankruptcy of any of these customers could materially and adversely affect our results of operations and financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares of Common Stock Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Stock that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2006	351	$75.19	—	—
May 1-31, 2006	—	—	—	—
June 1-30, 2006	—	—	—	—
Total	351	$75.19	—	—

(1)           Consists entirely of shares repurchased from employees. Such repurchases are not part of a publicly announced plan or program.

(2)           Price paid per share is a weighted average based on the closing price of our common stock on the various vesting dates.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were considered at the annual meeting of stockholders of Cephalon held in Malvern, Pennsylvania, on May 17, 2006:

I.              For the election of the following persons as directors:

	NUMBER OF VOTES
	FOR	WITHHELD	BROKER NON-VOTES
Frank Baldino, Jr., Ph.D.	50,136,726	1,945,783	0
William P. Egan	48,535,442	3,547,067	0
Martyn D. Greenacre	49,436,702	2,645,807	0
Vaughn M. Kailian	49,382,849	2,699,660	0
Charles A. Sanders, M.D.	49,241,605	2,840,904	0
Gail R. Wilensky, Ph.D.	49,674,191	2,408,318	0
Dennis L. Winger	50,309,845	1,772,664	0

II.            To approve the amendment to the Company’s Certificate of Incorporation increasing the number of shares of the Company’s common stock authorized for issuance from 200,000,000 shares to 750,000,000 shares:

NUMBER OF VOTES
FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
21,113,935	30,917,421	51,152	1

III.           To approve the amendment to the Cephalon, Inc. 2004 Equity Compensation Plan increasing the number of shares of the Company’s common stock authorized for issuance from 9,700,000 shares to 11,450,000 shares:

NUMBER OF VOTES
FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
30,966,179	13,487,347	39,339	7,589,644

IV.           To ratify the appointment of PricewaterhouseCoopers LLP as independent registered public accountants for the year ending December 31, 2006:

NUMBER OF VOTES
FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
51,202,932	864,672	14,905	0

ITEM 5. OTHER INFORMATION

Ratios of Earnings to Fixed Charges

(In thousands)

	Years ended December 31,					Six months ended June 30,
	2001	2002	2003	2004	2005	2006
Pre-tax income (loss) from continuing operations	$(55,484)	$62,433	$130,314	$(28,184)	$(245,118)	$86,474

Fixed charges:
Interest expense and amortization of debt discount and premium on all indebtedness	20,630	38,215	28,905	22,186	25,235	8,774
Capitalized interest	—	—	—	—	1,044	1,163
Appropriate portion of rentals	1,092	1,433	2,286	3,437	5,750	4,737
Preferred stock dividend requirements of consolidated subsidiaries	5,664	—	—	—	—	—
Total fixed charges	27,386	39,648	31,191	25,623	32,029	14,674
Pre-tax income (loss) from continuing operations, plus fixed charges, less capitalized interest and preferred stock dividend requirements of consolidated subsidiaries	$(33,762)	$102,081	$161,505	$(2,561)	$(214,133)	$99,985

Ratio of earnings to fixed charges(1)	—	2.57	5.18	—	—	6.81

(1)  For the years ended December 31, 2001, 2004 and 2005 no ratios are provided because earnings were insufficient to cover fixed charges and preferred dividends and fixed charges, respectively.

Settlement of PROVIGIL Patent Litigation with Carlsbad Technology, Inc.

In early 2005, we filed a patent infringement lawsuit in the U.S. District Court in New Jersey against Carlsbad Technology, Inc. based upon the Paragraph IV ANDA filed related to modafinil that Carlsbad filed with the FDA. Carlsbad has asserted counterclaims for non-infringement and invalidity of US Patent No. RE37,516, which covers the pharmaceutical compositions and methods of treatment with the form of modafinil contained in PROVIGIL. In early August 2006, we entered into a settlement agreement with Carlsbad and its development partner, Watson Pharmaceuticals, Inc., which we understand has the right to commercialize the Carlsbad product if approved by FDA. As part of this settlement, we agreed to grant to Watson a non-exclusive royalty-bearing right to market and sell a generic version of PROVIGIL in the United States. This license will become effective on or after April 6, 2012, subject to applicable regulatory considerations. An earlier entry may occur based upon the entry of another generic version of PROVIGIL. This agreement will be filed with both the FTC and DOJ, as required by the Medicare Modernization Act.

First Amendment to Lease for Corporate Headquarters

On May 11, 2006, we entered into a First Amendment to Lease with NewTower Trust Company Multi-Employer Property Trust with respect to our corporate headquarters located in Frazer, Pennsylvania.  The First Amendment to Lease extends the lease term until February 28, 2015 (with an option to renew for a subsequent five year term) and sets forth the rent payable over the lease term.  The foregoing is a summary of the material terms of the First Amendment to Lease and does not purport to be complete.  A copy of the First Amendment to Lease is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibits:

Exhibit No.	Description
10.1*	First Amendment to Lease between NewTower Trust Company Multi-Employer Property Trust (f/k/a the Multi-Employer Property Trust) and Cephalon, Inc. dated May 11, 2006. (1)
10.2*	Co-Promotion Agreement by and between Cephalon, Inc. and Takeda Pharmaceuticals North America, Inc. dated June 12, 2006. (1)
31.1*	Certification of Frank Baldino, Jr., Ph.D., Chairman and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of J. Kevin Buchi, Executive Vice President and Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Frank Baldino, Jr., Ph.D., Chairman and Chief Executive Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of J. Kevin Buchi, Executive Vice President and Chief Financial Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

CEPHALON, INC.
(Registrant)

August 11, 2006	By	/s/ FRANK BALDINO, JR
Frank Baldino, Jr., Ph.D.
Chairman and Chief Executive Officer
(Principal executive officer)

	By	/s/ J. KEVIN BUCHI
J. Kevin Buchi
Executive Vice President and Chief Financial Officer
(Principal financial and accounting officer)