Form 10-Q
period 2006-09-30
CEPHALON INC
filed 2006-11-08
CIK 873364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2006
Common Stock, par value $.01	60,965,523 Shares

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical facts or statements of current condition, this report and the documents into which this report is and will be incorporated contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements contained in this report or incorporated herein by reference constitute our expectations or forecasts of future events as of the date this report was filed with the Securities and Exchange Commission (the “SEC”) and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. In particular, these forward-looking statements include, among others, statements about:

•      our dependence on sales of PROVIGIL® (modafinil) [C-IV] in the United States and the market prospects and future marketing efforts for PROVIGIL, FENTORA™ (fentanyl buccal tablet) [C-II] and VIVITROL® (naltrexone for extended-release injectable suspension);

•      any potential approval of our product candidates, including NUVIGIL™ (armodafinil);

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

Any or all of our forward-looking statements in this report and in the documents we have referred you to may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Therefore, you should not place undue reliance on any such forward-looking statements. The factors that could cause actual results to differ from those expressed or implied by our forward-looking statements include, among others:

•      the acceptance of our products by physicians and patients in the marketplace, particularly with respect to our recently launched products;

•      our ability to obtain regulatory approvals to sell our product candidates, particularly with respect to NUVIGIL, and to launch such products successfully;

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

•      the activities of our competitors in the industry, including the impact of generic competition to ACTIQ;

•      regulatory or other setbacks with respect to our settlements of the PROVIGIL and ACTIQ patent litigations;

•      unanticipated conversion of our convertible notes by our note holders;

•      market conditions in the biopharmaceutical industry that make raising capital or consummating acquisitions

ii

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$630,363	$205,060
Investments	37,619	279,030
Receivables, net	234,675	199,086
Inventory, net	164,664	137,886
Deferred tax assets, net	170,131	187,436
Other current assets	43,937	40,339
Total current assets	1,281,389	1,048,837

PROPERTY AND EQUIPMENT, net	391,846	323,830
GOODWILL	472,152	471,051
INTANGIBLE ASSETS, net	799,756	742,874
DEFERRED TAX ASSETS, net	164,919	200,629
OTHER ASSETS	17,498	31,985
	$3,127,560	$2,819,206

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$933,494	$933,160
Accounts payable	63,492	53,699
Accrued expenses	245,011	291,744
Total current liabilities	1,241,997	1,278,603

LONG-TERM DEBT	762,404	763,097
DEFERRED TAX LIABILITIES, net	87,228	110,703
OTHER LIABILITIES	58,764	54,632
Total liabilities	2,150,393	2,207,035

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, 2,500,000 shares issued, and none outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 60,846,575 and 58,445,405 shares issued, and 60,468,051 and 58,072,562 shares outstanding	608	584
Additional paid-in capital	1,333,340	1,166,166
Treasury stock, at cost, 378,524 and 372,843 shares outstanding	(17,558)	(17,125)
Accumulated deficit	(420,347)	(570,072)
Accumulated other comprehensive income	81,124	32,618
Total stockholders’ equity	977,167	612,171
	$3,127,560	$2,819,206

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUES:
Sales	$470,513	$294,371	$1,246,825	$833,588
Other revenues	11,820	15,165	32,562	41,900
	482,333	309,536	1,279,387	875,488

COSTS AND EXPENSES:
Cost of sales	62,356	37,629	189,848	114,093
Research and development	81,012	91,934	279,765	255,591
Selling, general and administrative	157,490	103,253	460,068	302,904
Depreciation and amortization	29,849	22,346	85,989	61,151
Impairment charge	—	—	12,417	—
Acquired in-process research and development	—	5,500	—	295,615
	330,707	260,662	1,028,087	1,029,354

INCOME (LOSS) FROM OPERATIONS	151,626	48,874	251,300	(153,866)

OTHER INCOME (EXPENSE):
Interest income	7,046	7,247	16,736	19,559
Interest expense	(4,749)	(7,494)	(13,523)	(19,311)
Write-off of deferred debt issuance costs	—	—	(13,105)	—
Gain on early extinguishment of debt	—	2,085	—	2,085
Other income (expense), net	895	(38)	(116)	1,983
	3,192	1,800	(10,008)	4,316

INCOME (LOSS) BEFORE INCOME TAXES	154,818	50,674	241,292	(149,550)

INCOME TAX EXPENSE	59,077	21,331	91,567	43,477

NET INCOME (LOSS)	$95,741	$29,343	$149,725	$(193,027)

BASIC INCOME (LOSS) PER COMMON SHARE	$1.58	$0.51	$2.48	$(3.33)

DILUTED INCOME (LOSS) PER COMMON SHARE	$1.43	$0.50	$2.17	$(3.33)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	60,762	58,064	60,415	58,035

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- ASSUMING DILUTION	67,072	59,398	68,921	58,035

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

									Accumulated
					Additional				Other
	Comprehensive		Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Income (Loss)	Total	Shares	Amount	Capital	Shares	Amount	Deficit	Income
BALANCE, JANUARY 1, 2005		$830,044	57,973,050	$580	$1,172,499	332,784	$(14,860)	$(395,118)	$66,943
Net loss	$(174,954)	(174,954)						(174,954)
Foreign currency translation loss	(33,317)
Unrealized investment losses	(1,008)
Other comprehensive loss	(34,325)	(34,325)							(34,325)
Comprehensive loss	$(209,279)
Sale of warrants associated with convertible subordinated notes		217,071			217,071
Purchase of convertible note hedge associated with convertible subordinated notes		(382,261)			(382,261)
Tax benefit from the purchase of convertible note hedge		133,791			133,791
Stock options exercised		11,460	346,730	3	11,457
Tax benefit from the exercise of stock options, net of adjustment		2,826			2,826
Restricted stock award plan		10,784	125,625	1	10,783
Treasury stock acquired		(2,265)				40,059	(2,265)
BALANCE, DECEMBER 31, 2005		612,171	58,445,405	584	1,166,166	372,843	(17,125)	(570,072)	32,618
Net income	$149,725	149,725						149,725
Foreign currency translation gain	47,635
Unrealized investment gains	871
Other comprehensive gain	48,506	48,506							48,506
Comprehensive income	$198,231
Issuance of common stock upon conversion of convertible notes		56	943		56
Stock options exercised		112,794	2,400,227	24	112,770
Tax benefit from equity compensation		21,912			21,912
Stock-based compensation expense		32,436			32,436
Treasury stock acquired		(433)				5,681	(433)
BALANCE, SEPTEMBER 30, 2006		$977,167	60,846,575	$608	$1,333,340	378,524	$(17,558)	$(420,347)	$81,124

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$149,725	$(193,027)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax expense	64,112	27,931
Tax benefit from stock-based compensation	—	3,956
Depreciation and amortization	94,828	70,966
Amortization of debt issuance costs	387	6,521
Write-off of debt issuance costs associated with Zero Coupon convertible subordinated notes	13,105	—
Stock-based compensation expense	32,436	7,631
Non-cash gain on early extinguishment of debt	—	(4,549)
Loss on disposals of property and equipment	2,368	949
Impairment charge	12,417	—
Acquired in-process research and development	—	130,615
Changes in operating assets and liabilities, net of effect from acquisitions:
Receivables	(30,818)	43,347
Inventory	(22,837)	(37,084)
Other assets	(5,133)	910
Accounts payable, accrued expenses and deferred revenues	(45,820)	21,671
Other liabilities	(13,580)	(11,428)
Net cash provided by operating activities	251,190	68,409

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(97,122)	(63,951)
Acquisition of Salmedix, net of cash acquired	—	(130,733)
Acquisition of TRISENOX	—	(69,722)
Acquisition of intangible assets	(115,000)	(2,652)
Sales and maturities of investments	244,165	90,361
Purchases of investments	(1,505)	(104,474)
Net cash provided by (used for) investing activities	30,538	(281,171)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of common stock options	112,794	2,247
Windfall tax benefits from stock-based compensation	21,912	—
Acquisition of treasury stock	(433)	(32)
Payments on and retirements of long-term debt	(2,528)	(501,958)
Net proceeds from issuance of convertible subordinated notes	—	891,949
Proceeds from sale of warrants	—	217,071
Purchase of convertible note hedge	—	(382,261)
Net cash provided by financing activities	131,745	227,016

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	11,830	(3,222)

NET INCREASE IN CASH AND CASH EQUIVALENTS	425,303	11,032

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	205,060	574,244

CASH AND CASH EQUIVALENTS, END OF PERIOD	$630,363	$585,276

Non-cash financing activities:
Tax benefit from the purchase of convertible note hedge	$—	$133,791

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect FIN 48 will have on the company’s financial position, liquidity and statement of operations. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings upon adoption.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS 157 adoption on our consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, the measurement of a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 is effective for us as of December 31, 2006. We are currently evaluating the impact of SFAS 158 and we do not expect the adoption of this statement to have a material impact on our financial statements.

Revenue Recognition

The following is in addition to, and should be read in conjunction with, the revenue recognition significant accounting policy included in Part II, Item 8, footnote 1 of our Annual Report on Form 10-K for the year ended December 31, 2005.

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

On September 27, 2006, Barr began selling a generic version of oral transmucosal fentanyl citrate (“generic OTFC”) in the U.S. market.  On that same date, we also entered the market with a generic OTFC, utilizing Watson Pharma, Inc. as our sales agent in this effort.  As of the end of the third quarter of 2006, inventory held at the wholesalers of ACTIQ totaled approximately 0.4 million units and inventory held at the wholesalers and retailers of our generic OTFC totaled approximately 1.3 million units.  According to prescription data provided by IMS Health, the average demand for ACTIQ during the 12-month period between August 2005 and July 2006 was approximately 2.4 million units per month.

The terms of sale of Cephalon’s generic OTFC product to wholesalers and retailers provide for both the right of return of expired product and retroactive price reductions under certain conditions.  Given the limited sales data history for the generic OTFC products and the estimated level of inventory at the wholesalers and retailers, it is not possible at this time to assess the relative future market shares for each of the generic OTFC products and the branded ACTIQ product or the potential for further generic entrants into the market.  In light of these uncertainties, we do not believe that the price charged to wholesalers and retailers for the majority of our generic OTFC sold during the quarter was fixed or determinable.  As such, we have not recognized revenue during the quarter. We will continue to assess the development in the market and our ability to estimate returns and the final sales price.

2. ACQUISITIONS AND TRANSACTIONS

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

Cephalon and Alkermes have formed a joint steering committee that shares responsibility for the commercialization, development and supply strategy for VIVITROL. We have primary responsibility for the commercialization of VIVITROL, while Alkermes is responsible for manufacturing the product. Until December 31, 2007, Alkermes is responsible for any cumulative losses up to $120 million and we are responsible for any cumulative losses in excess of $120 million. Pre-tax profit, as adjusted for certain items, and losses incurred after December 31, 2007 will be split equally between the parties. We began recognizing revenue for VIVITROL effective in the third quarter of 2006.

In October 2006, Cephalon and Alkermes amended the existing license and collaboration agreement to provide that Cephalon would be responsible for its own VIVITROL-related costs during the period August 1, 2006 through December 31, 2006 and, for that period, such costs will not be chargeable to the collaboration and against the $120 million cumulative loss cap.  The parties also agreed to amend the existing supply agreement to provide that Cephalon will purchase from Alkermes two VIVITROL manufacturing lines (and related equipment).  As of the filing date of this report, Alkermes has spent approximately $19 million on construction of these two manufacturing lines and will be reimbursed by Cephalon for these expenditures and for certain future capital improvements related to these two manufacturing lines.  Cephalon also has granted Alkermes an option, exercisable after two years, to purchase these manufacturing lines at the then-current net book value of the assets.

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

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition:

At December 22,
2005
Cash and cash equivalents	$19,792
Receivables	29,577
Inventory	12,085
Other current assets	6,316
Property, plant and equipment	1,319
Intangible assets	224,100
Acquired in-process research and development	71,200
Goodwill	106,706
Total assets acquired	471,095
Other liabilities	(34,303)
Deferred tax liability	(51,214)
Total liabilities assumed	(85,517)
Net assets acquired	$385,578

The purchase price allocation was finalized during the third quarter of 2006. We did not make any significant adjustments to the purchase price allocation during the third quarter of 2006. During the second quarter of 2006, we finalized the Zeneus integration plan as it relates to employee severance costs and recorded a reserve for employee termination benefits of $3.4 million. This reserve is for employee severance costs related to 31 employees throughout the organization including finance, legal, clinical and regulatory, sales and marketing and general administration. The termination of these employees is substantially complete as of September 30, 2006. Severance payments are expected to be completed by the end of 2007.

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

The following unaudited pro forma information shows the results of our operations for the three and nine months ended September 30, 2005 as though the acquisition had occurred as of the beginning of the period presented:

	For the three	For the nine
	months ended	months ended
	September 30, 2005	September 30, 2005
Total revenues	$332,319	$946,280
Net income (loss)	$27,637	$(199,411)
Basic and diluted net income (loss) per common share:
Basic income (loss) per common share	$0.48	$(3.44)
Diluted income (loss) per common share	$0.47	$(3.44)

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

CO-PROMOTION AGREEMENT WITH TAKEDA

On June 12, 2006, we entered into a co-promotion agreement with a three-year term effective July 1, 2006 with Takeda Pharmaceuticals North America, Inc. (“Takeda”) with respect to PROVIGIL in the United States.

Under the co-promotion agreement, Takeda agreed to have at least 500 of its sales representatives promote PROVIGIL to primary care physicians and other appropriate health care professionals in the United States. Effective on January 1, 2007, Takeda will have 750 sales representatives promoting PROVIGIL. Together with our sales representatives, there will be nearly 1,200 sales representatives promoting PROVIGIL as of January 1, 2007. We also have an option to utilize the Takeda sales force for the promotion of NUVIGIL, assuming FDA approval of this product candidate. The parties have formed a joint commercialization committee to manage the promotion of PROVIGIL. We have retained all responsibility for the development, manufacture, distribution and sale of the product.

We will pay Takeda a royalty based on certain sales criteria for PROVIGIL and NUVIGIL during the three-year term and, if specified sales levels are reached, during the three calendar years following the expiration of the co-promotion agreement.

3. STOCK-BASED COMPENSATION

Equity Compensation Plans

We have established equity compensation plans for our employees, directors and certain other individuals. All grants and terms are authorized by the Stock Option and Compensation Committee of our Board of Directors. We may grant non-qualified stock options under the Cephalon, Inc. 2004 Equity Compensation Plan (the “2004 Plan”) and the Cephalon, Inc. 2000 Equity Compensation Plan (the “2000 Plan”), and also may grant incentive stock options and restricted stock awards under the 2004 Plan. Options and restricted stock awards generally become exercisable or vest ratably over four years from the grant date, and options must be exercised within ten years of the grant date. There are currently 11.5 million and 4.3 million shares authorized for issuance under the 2004 Plan and the 2000 Plan, respectively. At September 30, 2006, the shares available for future grants of stock options or restricted stock awards were 1,961,944, of which up to 607,409 may be issued as restricted stock awards.

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

Total stock-based compensation expense recognized in the consolidated statement of operations for the three months ended September 30, 2006 was $9.7 million before income taxes or $6.2 million after-tax. The impact of stock-based compensation expense on basic income per common share and diluted income per common share was $0.10 and $0.09, respectively. Stock-based compensation expense consisted of stock option and restricted stock expense of $6.7 million and $3.0 million, respectively. Total stock-based compensation expense recognized in the consolidated statement of operations for the nine months ended September 30, 2006 was $32.4 million before income taxes or $20.5 million after-tax.  The impact of stock-based compensation expense on basic income per common share and diluted income per common share was $0.34 and $0.30, respectively.  Stock-based compensation expense consisted of stock option and restricted stock expense of $23.9 million and $8.5 million, respectively. This expense was recognized evenly between research and development and selling, general and administrative expenses based on the employees’ compensation allocation between these line items. Compensation expense is recognized in the period the employee performs the service in accordance with FASB Interpretation Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”). The impact of capitalizing stock-based compensation was not significant at September 30, 2006.

During the second quarter of 2006, we elected to adopt the short-cut method of FASB Staff Position (“FSP”) No. FAS 123(R)-3 “The Transition Election Related to Accounting for the Tax Effects of Share Based Payment Awards” to determine our pool of windfall tax benefits under FAS 123(R).  Under the short-cut method, our historical pool of windfall tax benefits was calculated as cumulative net increases to additional paid in capital related to tax benefits from stock-based compensation after the election date of FAS 123 less the product of cumulative FAS 123 compensation cost, as adjusted, multiplied by the blended statutory tax rate at adoption of FAS 123(R).  Using this calculation, we determined our historical windfall tax pool was zero as of January 1, 2006. Following the guidance within FSP FAS 123(R)-3, we retrospectively applied the short-cut method to our consolidated financial statements for the three months ended March 31, 2006.  Under the transition provisions of the short-cut method, for awards fully vested at the adoption date of FAS 123(R) and subsequently settled, the pool of windfall tax benefits is equal to the total tax benefit recognized in additional paid in capital upon settlement.  Prior to the election of the short-cut method, we accounted for the on-going income tax effects for partially or fully vested awards as of the date of FAS 123(R) adoption using the “as if” method of accounting required by the long-form method under FAS 123(R).  The retrospective application adjustments to our consolidated financial statements for the three months ended March 31, 2006 had no impact on our financial position or results of operations.  For the three months ended March 31, 2006, there was no change to our total net cash flows; however, our net cash used for operating activities increased by $21.5 million to $33.6 million and our net cash provided by financing activities increased by $21.5 million to $127.9 million.  Upon adoption during the second quarter of 2006, the impact of the election was not significant to our consolidated financial statements.  The cumulative pool of windfall tax benefits was $21.9 million as of September 30, 2006

Based on our historical experience of option pre-vesting forfeitures, we have assumed an expected forfeiture rate of 12% over the four year life of the option for all new options granted. Under the provisions of SFAS 123(R), we will record additional expense if the actual pre-vesting forfeiture rate is lower than we estimated and will record a recovery of prior expense if the actual forfeitures are higher than our estimate. As of January 1, 2006, the memo cumulative after-tax effect of this change in accounting for forfeitures for option awards, if this adjustment were recorded, would have been to increase stock-based compensation by $0.6 million.

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

The following table illustrates the effect on pro forma net income (loss) and earnings per share if we had applied the fair value recognition provisions of SFAS 123:

	For the three months ended September 30, 2005	For the nine months ended September 30, 2005
Net income (loss), as reported	$29,343	$(193,027)
Add: Stock-based compensation expense included in net income (loss), net of related tax effects	1,473	5,099
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,514)	(22,664)
Pro forma net income (loss)	$24,302	$(210,592)

Earnings per share:
Basic income (loss) per share, as reported	$0.51	$(3.33)
Basic income (loss) per share, pro forma	$0.42	$(3.63)

Diluted income (loss) per share, as reported	$0.50	$(3.33)
Diluted income (loss) per share, pro forma	$0.42	$(3.63)

The fair value of each option grant at the grant date is calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Pro forma)		(Pro forma)
Risk free interest rate	4.90%	4.19%	4.98%	3.81%
Expected term (years)	6.25	6.50	5.74	6.50
Expected volatility	48.7%	45.0%	51.3%	52.1%
Expected dividend yield	—%	—%	—%	—%

Estimated fair value per option granted	$35.51	$21.67	$33.22	$24.52

Stock Options

The following tables summarize the aggregate option activity under the plans for the nine months ended September 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2006	9,955,904	$50.84
Granted	148,300	61.90
Exercised	(2,400,227)	46.88
Forfeited	(246,125)	50.01
Expired	(32,699)	49.80
Outstanding, September 30, 2006	7,425,153	$52.33	6.4	$83,738
Vested options at end of period	4,520,567	$53.96	5.4	$48,812

	Options Outstanding			Vested Options
Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$6.00-$14.99	274,550	1.8	$9.47	274,550	$9.47
$15.00-$29.99	166,401	2.8	26.50	166,401	26.50
$30.00-$50.99	2,443,652	7.4	47.62	899,165	47.08
$51.00-$59.99	2,870,175	6.6	51.72	1,592,976	52.14
$60.00-$71.96	1,670,375	5.5	69.88	1,587,475	70.26
	7,425,153	6.4	52.33	4,520,567	53.96

As of September 30, 2006, there was approximately $28.3 million of total unrecognized compensation cost related to outstanding options that is expected to be recognized over a weighted-average period of 1.3 years. For the nine months ended September 30, 2006 and 2005, we received net proceeds of $112.8 million and $2.2 million, respectively, from the exercise of stock options.

The intrinsic value of stock options exercised during the third quarter of 2006 and 2005 was $1.4 million and $0.4 million, respectively. The estimated fair value of shares that vested during the third quarter of 2006 and 2005 was $0.8 million for both periods.

Restricted Stock

The following table summarizes restricted stock award activity for the nine months ended September 30, 2006:

	Shares	Weighted Average Fair Value
Nonvested, January 1, 2006	624,575	$49.52
Granted	5,000	70.50
Vested	—	—
Forfeited	(55,775)	49.47
Nonvested, September 30, 2006	573,800	$49.71
Intrinsic Value as of September 30, 2006	$35,432,150

As of September 30, 2006, there was approximately $12.6 million of total unrecognized compensation cost related to nonvested restricted stock awards that is expected to be recognized over a weighted-average period of 1.4 years. Total compensation for restricted stock was $3.0 million and $2.5 million, respectively, for the three months ended September 30, 2006 and 2005 and $8.5 million and $7.6 million, respectively, for the nine months ended September 30, 2006 and 2005.

There were no restricted stock awards shares released from restriction during the third quarter of 2006 and 2005.

4. INVENTORY, NET

Inventory consisted of the following:

	September 30,	December 31,
	2006	2005
Raw materials	$103,066	$67,164
Work-in-process	20,636	28,430
Finished goods	40,962	42,292
	$164,664	$137,886

We capitalize inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. We could be required to expense previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential factors. At September 30, 2006, we had $83.2 million of capitalized inventory costs related to NUVIGIL, net of reserves of $5.0 million, as we do not expect that certain batches in inventory will be sold prior to their expiration date.

On August 9, 2006, we announced that we received a letter from the FDA stating that our supplemental new drug application (“sNDA”) for SPARLON™ (modafinil) Tablets [C-IV], a proprietary dosage form of modafinil for the treatment of attention-deficit/hyperactivity disorder (“ADHD”) in children and adolescents, is not approvable. In consideration of the FDA’s decision, we have determined that we will not pursue further development of SPARLON.  Prior to the FDA’s decision that the sNDA for SPARLON is not approvable, we had net capitalized inventory costs related to SPARLON of $8.6 million. In light of the FDA’s decision, we have fully reserved all of these capitalized inventory costs related to SPARLON as of June 30, 2006.

We received FDA approval of FENTORA™ (fentanyl buccal tablet) [C-II] in late September 2006 and launched the product in the United States in early October.  FENTORA is indicated for the management of breakthrough pain in patients with cancer who are already receiving and are tolerant to opioid therapy for their underlying persistent cancer pain.

At December 31, 2005, we had $44.6 million, $5.9 million and $0.6 million of capitalized inventory costs related to NUVIGIL, SPARLON and other pre-launch products, respectively.

5. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

		September 30, 2006			December 31, 2005
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Modafinil developed technology	15 years	$99,000	$31,350	$67,650	$99,000	$26,400	$72,600
DuraSolv® technology	14 years	70,000	10,348	59,652	70,000	6,696	63,304
ACTIQ marketing rights	10 years	75,465	37,097	38,368	75,465	31,359	44,106
GABITRIL product rights	9-15 years	105,380	44,581	60,799	115,371	38,053	77,318
TRISENOX product rights	8-13 years	113,515	11,324	102,191	112,942	4,494	108,448
VIVITROL product rights	15 years	110,000	3,667	106,333	—	—	—
Myocet trademark	20 years	185,890	6,971	178,919	182,500	—	182,500
Other product rights	5-20 years	256,207	70,363	185,844	243,465	48,867	194,598
		$1,015,457	$215,701	$799,756	$898,743	$155,869	$742,874

Intangible assets are amortized over their estimated useful economic life using the straight line method. Amortization expense was $20.8 million and $15.5 million for the three months ended September 30, 2006 and 2005, respectively, and $60.8 million and $42.2 million for the nine months ended September 30, 2006 and 2005, respectively.

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

During the second quarter of 2006, we finalized our valuation of the Zeneus intellectual property and, as a result of this review, we reduced the net book value of the Myocet intellectual property by $12.2 million.

6. LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
	2006	2005
2.0% convertible senior subordinated notes due June 1, 2015	$920,000	$920,000
2.5% convertible subordinated notes due December 2006	10,007	10,007
Zero Coupon convertible subordinated notes first putable June 2008 (Old)	265	313
Zero Coupon convertible subordinated notes first putable June 2010 (Old)	97	99
Zero Coupon convertible subordinated notes first putable June 2008 (New)	375,157	374,958
Zero Coupon convertible subordinated notes first putable June 2010 (New)	375,196	375,070
Mortgage and building improvement loans	8,482	8,975
Capital lease obligations	3,872	3,658
Other	2,822	3,177
Total debt	1,695,898	1,696,257
Less current portion	(933,494)	(933,160)
Total long-term debt	$762,404	$763,097

In January 2006, our 2008 and 2010 Zero Coupon Notes (collectively, the “Zero Coupon Notes”) became convertible and the related deferred debt issuance costs of $13.1 million were written off. Our convertible notes will be classified as current liabilities and presented in current portion of long-term debt if our stock price is above the restricted conversion prices of $56.04, $71.40 or $67.80 with respect to the 2.0% convertible senior subordinated notes due June 1, 2015 (the “2.0% Notes”), the 2008 Zero Coupon Notes or the 2010 Zero Coupon Notes, respectively at the balance sheet date. As of September 30, 2006, our 2.0% Notes are considered to be current liabilities and are presented in current portion of long-term debt in our consolidated balance sheet. For a more complete description of these notes, including the associated convertible note hedge, see Note 9 to our Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2005.

In the event that a significant conversion did occur, we believe that we have the ability to fund the payment of principal amounts due through a combination of utilizing our existing cash on hand, raising money in the capital markets or selling our note hedge instruments for cash.

7. LEGAL PROCEEDINGS

PROVIGIL Patent Litigation and Settlements

In March 2003, we filed a patent infringement lawsuit in the U.S. District Court in New Jersey against four companies—Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals, Inc., Ranbaxy Laboratories Limited and Barr Laboratories, Inc.—based upon the abbreviated new drug applications (“ANDA”) filed by each of these firms with the FDA seeking approval to market a generic form of modafinil. The lawsuit claimed infringement of our U.S. Patent No. RE37,516 (the “‘516 Patent”) which covers the pharmaceutical compositions and methods of treatment with the form of modafinil contained in PROVIGIL and which expires on April 6, 2015. We believe that these four companies were the first to file ANDAs with Paragraph IV certifications and thus are eligible for the 180-day exclusivity provided by the provisions of the Federal Food, Drug and Cosmetic Act.

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

We also are aware of a number of civil antitrust complaints, purportedly filed as class actions, recently filed by private parties in U.S. District Court for the Eastern District of Pennsylvania, each naming Cephalon, Barr, Mylan, Teva and

Ranbaxy as co-defendants and claiming, among other things, that the patent litigation settlements concerning PROVIGIL violate the antitrust laws of the United States and certain state laws. The proposed consolidated class action complaints have been designated by plaintiffs, each of which seeks to certify separate, purported classes of plaintiffs: direct purchasers of PROVIGIL, and consumers and other indirect purchasers of PROVIGIL. The plaintiffs in both cases are seeking monetary damages and/or equitable relief. Separately, in June 2006, Apotex, Inc., a subsequent ANDA filer seeking FDA approval of a generic form of modafinil, filed suit against us also in the U.S. District Court for the Eastern District of Pennsylvania alleging similar violations of antitrust laws and state law. Apotex asserts that the PROVIGIL settlement agreements improperly prevent it from obtaining FDA approval of its ANDA, and seeks monetary and equitable remedies, including a declaratory judgment that the ‘516 Patent is invalid and unenforceable. We filed a motion to dismiss the Apotex case in late September 2006.  We believe that both the class action cases and the Apotex case are without merit. While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

In early 2005, we also filed a patent infringement lawsuit in the U.S. District Court in New Jersey against Carlsbad Technology, Inc. based upon the Paragraph IV ANDA filed related to modafinil that Carlsbad filed with the FDA. Carlsbad has asserted counterclaims for non-infringement of the ‘516 Patent and invalidity of the ‘516 Patent. In early August 2006, we entered into a settlement agreement with Carlsbad and its development partner, Watson Pharmaceuticals, Inc., which we understand has the right to commercialize the Carlsbad product if approved by FDA. As part of this settlement, we agreed to grant to Watson a non-exclusive royalty-bearing right to market and sell a generic version of PROVIGIL in the United States. This license will become effective on or after April 6, 2012, subject to applicable regulatory considerations. An earlier entry may occur based upon the entry of another generic version of PROVIGIL. This agreement has been filed with both the FTC and DOJ, as required by the Medicare Modernization Act.

In November 2005 and March 2006, we received notice that Caraco Pharmaceutical Laboratories, Ltd. and Apotex, Inc., respectively, also filed Paragraph IV ANDAs with the FDA in which each firm is seeking to market a generic form of PROVIGIL. We have not filed a patent infringement lawsuit against either Caraco or Apotex as of the filing date of this report, although Apotex has brought an antitrust action against us, as described above.

ACTIQ Patent Litigation and Settlement

In February 2006, we also announced that we had agreed to settle with Barr our pending patent infringement dispute in the United States related to Barr’s ANDA filed with the FDA seeking to sell generic OTFC. Under the settlement, we granted to Barr an exclusive royalty bearing right to market and sell generic OTFC in the United States.  The settlement with Barr related to ACTIQ has been filed with both the FTC and the Antitrust Division of the DOJ as required by the Medicare Modernization Act. The FTC has requested from us, and we have provided, certain information in connection with its review of this settlement. The FTC, the DOJ, or a private party could challenge in an administrative or judicial proceeding the settlement with Barr if they believe that the agreement violates the antitrust laws. If the settlement is challenged, there is no assurance that we could successfully defend against such challenge and, in that case, we could be subject to, among other things, damages, fines and possible invalidation of the settlement agreement.

U.S. Attorney’s Office Investigation

In September 2004, we announced that we had received subpoenas from the U.S. Attorney’s Office in Philadelphia with respect to PROVIGIL, ACTIQ and GABITRIL. This investigation is ongoing and appears to be focused on our sales and promotional practices. We are cooperating with the investigation and are providing documents to the U.S. Attorney’s Office. In September 2004, we received a voluntary request for information from the Office of the Connecticut Attorney General asking us to provide information generally relating to our sales and promotional practices for our U.S. products. We have agreed to comply with this voluntary request and are engaged in ongoing discussions with that office. These matters may involve the bringing of criminal charges and fines, and/or civil penalties. We cannot predict or determine the outcome of these matters or reasonably estimate the amount or range of amounts of any fines or penalties that might result from an adverse outcome. However, an adverse outcome could have a material adverse effect on our financial position, liquidity and results of operations.

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

8. COMPREHENSIVE INCOME (LOSS)

Our comprehensive income (loss) includes net income (loss), unrealized gains and (losses) from foreign currency translation adjustments and unrealized investment gains (losses). Our total comprehensive income (loss) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income (loss)	$95,741	$29,343	$149,725	$(193,027)

Foreign currency translation gain (loss)	13,209	(539)	47,635	(27,427)
Unrealized investment gains (losses)	(159)	(1,037)	871	(1,658)
Other comprehensive gain (loss)	13,050	(1,576)	48,506	(29,085)

Comprehensive income (loss)	$108,791	$27,767	$198,231	$(222,112)

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

The 2.0% Notes and New Zero Coupon Notes each are considered to be instrument C securities as defined by Emerging Issues Task Force Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” (“EITF 90-19”); therefore, these notes are included in the dilutive earnings per share calculation using the treasury stock method. Under the treasury stock method, we must calculate the number of shares issuable under the terms of these notes based on the average market price of the stock during the period, and include that number in the total diluted shares figure for the period. Since the average share price of our stock during the three months ended September 30, 2006 exceeded the conversion price of $46.70 for the 2.0% Notes and $56.50 and $59.50 for each series of the New Zero Coupon Notes, the impact of these notes during the period was an additional 4.4 million and 0.5 million of incremental shares, respectively, included to calculate diluted EPS. Since the average share price of our stock during the nine months ended September 30, 2006 exceeded the conversion price of $46.70 for the 2.0% Notes and $56.50 and $59.50 for each series of the New Zero Coupon Notes, the impact of these notes during the period was an additional 5.4 million and 1.3 million of incremental shares, respectively, included to calculate diluted EPS.

We have entered into convertible note hedge and warrant agreements that, in combination, have the economic effect of reducing the dilutive impact of the 2.0% Notes and the New Zero Coupon Notes by increasing the effective conversion price for these notes, from our perspective, to $67.92 and $72.08, respectively. SFAS No. 128, however, requires us to analyze separately the impact of the convertible note hedge and warrant agreements on diluted EPS. As a result, the purchases of the convertible note hedges are excluded because their impact will always be anti-dilutive. SFAS No. 128 further requires that the impact of the sale of the warrants be computed using the treasury stock method. For example, using the treasury stock method, if the average price of our stock during the period ended December 31, 2005 had been $65.00, $75.00, $85.00 or $95.00, the shares from the warrants to be included in diluted EPS would have been zero, 2.4 million, 5.9 million and 8.7 million shares, respectively. The total number of shares that could potentially be included under the warrants is 32.6 million. Since the average share price of our stock during the three and nine months ended September 30, 2006 did not exceed the effective conversion prices of the 2.0% Notes and each series of the New Zero Coupon Notes, there was no impact of the warrants on diluted shares or diluted EPS during the periods.

The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted income (loss) per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic income (loss) per common share computation:
Numerator:
Net income (loss) used for basic income (loss) per common share	$95,741	$29,343	$149,725	$(193,027)
Denominator:
Weighted average shares used for basic income (loss) per common share	60,762	58,064	60,415	58,035

Basic income (loss) per common share	$1.58	$0.51	$2.48	$(3.33)

Diluted income (loss) per common share computation:
Numerator:
Net income (loss) used for basic income (loss) per common share	$95,741	$29,343	$149,725	$(193,027)
Interest on convertible notes (net of tax) per common share	40	240	121	—
Net income (loss) used for diluted income (loss) per common share	$95,781	$29,583	$149,846	$(193,027)
Denominator:
Weighted average shares used for basic income (loss) per common share	60,762	58,064	60,415	58,035
Effect of dilutive securities:
Convertible subordinated notes and warrants	5,070	825	6,798	—
Employee stock options and restricted stock awards	1,240	509	1,708	—
Weighted average shares used for diluted income (loss) per common share	67,072	59,398	68,921	58,035

Diluted income (loss) per common share	$1.43	$0.50	$2.17	$(3.33)

The following reconciliation shows the shares excluded from the calculation of diluted income (loss) per common share as the inclusion of such shares would be anti-dilutive:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted average shares excluded:
Employee stock options and restricted stock awards	2,513	8,486	2,343	8,820
Convertible subordinated notes and warrants	32,640	32,633	32,640	25,956
	35,153	41,119	34,983	34,776

10. SEGMENT AND SUBSIDIARY INFORMATION

Revenue and pre-tax income (loss) for the three and nine months ended September 30, 2006 and 2005, and long-lived assets as of September 30, 2006 and December 31, 2005 are provided below:

Revenues for the three months ended September 30:

	2006			2005
	United States	Europe	Total	United States	Europe	Total
Sales:
PROVIGIL	$193,462	$11,081	$204,543	$126,387	$8,103	$134,490
GABITRIL	14,604	723	15,327	15,178	1,333	16,511
CNS	208,066	11,804	219,870	141,565	9,436	151,001
Pain	179,651	7,585	187,236	95,485	4,759	100,244
Other	13,292	50,115	63,407	15,575	27,551	43,126
Total Sales	401,009	69,504	470,513	252,625	41,746	294,371
Other Revenues	9,189	2,631	11,820	13,260	1,905	15,165
Total External Revenues	410,198	72,135	482,333	265,885	43,651	309,536
Inter-Segment Revenues	3,233	28,176	31,409	4,594	11,276	15,870
Elimination of Inter-Segment Revenues	(3,233)	(28,176)	(31,409)	(4,594)	(11,276)	(15,870)
Total Revenues	$410,198	$72,135	$482,333	$265,885	$43,651	$309,536

Revenues for the nine months ended September 30:

	2006			2005
	United States	Europe	Total	United States	Europe	Total
Sales:
PROVIGIL	$500,941	$29,219	$530,160	$338,529	$26,009	$364,538
GABITRIL	42,166	3,510	45,676	54,023	4,562	58,585
CNS	543,107	32,729	575,836	392,552	30,571	423,123
Pain	457,679	19,213	476,892	282,105	11,904	294,009
Other	41,661	152,436	194,097	36,319	80,137	116,456
Total Sales	1,042,447	204,378	1,246,825	710,976	122,612	833,588
Other Revenues	26,510	6,052	32,562	36,176	5,724	41,900
Total External Revenues	1,068,957	210,430	1,279,387	747,152	128,336	875,488
Inter-Segment Revenues	12,073	76,370	88,443	9,064	56,405	65,469
Elimination of Inter-Segment Revenues	(12,073)	(76,370)	(88,443)	(9,064)	(56,405)	(65,469)
Total Revenues	$1,068,957	$210,430	$1,279,387	$747,152	$128,336	$875,488

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Pre-tax income (loss):
United States	$160,358	$46,761	$280,907	$(159,788)
Europe	(5,540)	3,913	(39,615)	10,238
Total	$154,818	$50,674	$241,292	$(149,550)

	September 30, 2006	December 31, 2005
Long-lived assets:
United States	$1,173,983	$1,084,619
Europe	672,188	685,750
Total	$1,846,171	$1,770,369

We perform our annual test of impairment of goodwill as of July 1. We allocate goodwill to each of our reporting units based on their relative fair value. At September 30, 2006, $267.9 million of goodwill is allocated to our United States segment and $204.3 million is allocated to our Europe segment. We completed our annual test of impairment of goodwill as of July 1, 2006 and concluded that goodwill was not impaired.

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

EXECUTIVE SUMMARY

Cephalon is an international biopharmaceutical company dedicated to the discovery, development and marketing of innovative products to treat human diseases. We currently focus our efforts in four core therapeutic areas: central nervous system (“CNS”) disorders, pain, cancer and addiction. In addition to conducting an active research and development program, we market six products in the United States and numerous products in various countries throughout Europe.

Our two most significant products, PROVIGIL and ACTIQ, comprised approximately 80% of our worldwide net sales for the nine months ended September 30, 2006, of which approximately 95% was in the U.S. market. Based on our license and supply agreement with Barr Laboratories, Barr entered the U.S. market with generic OTFC on September 27, 2006.  As a result, we expect to experience meaningful generic erosion of ACTIQ sales beginning in the fourth quarter of 2006.

We received FDA approval of FENTORA™ (fentanyl buccal tablet) [C-II] in late September 2006 and launched the product in the United States in early October.  FENTORA is indicated for the management of breakthrough pain in patients with cancer who are already receiving and are tolerant to opioid therapy for their underlying persistent cancer pain.  We are focusing our longer-term clinical strategy on developing FENTORA for patients with breakthrough pain associated with other conditions, including neuropathic pain and back pain.  In October 2006, we announced that data from a Phase 3 clinical trial of FENTORA demonstrated efficacy in the management of breakthrough pain in opioid-tolerant patients with chronic low back pain.

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

In March 2006, we announced that the FDA’s Psychopharmacologic Drugs Advisory Committee voted not to recommend FDA approval of SPARLON. This recommendation was the result of concerns expressed by the advisory committee regarding a suspected case of Stevens-Johnson syndrome (“SJS”), a rare but serious skin rash condition, in a child who participated in one of the Phase 3 clinical trials. On August 9, 2006, we announced that the FDA had issued a letter indicating that the SPARLON sNDA was “not approvable.’’ In light of the FDA’s decision, we have determined that we will not pursue further development of SPARLON.

We are seeking to attain FDA approval to market NUVIGIL™ (armodafinil) with an anticipated indication for excessive sleepiness.  We filed an NDA for NUVIGIL in the first quarter of 2005, received an approvable letter from the FDA in May 2006 and expect a final approval decision from the FDA on or before December 31, 2006. Assuming FDA approval, we expect that NUVIGIL will be available in 2007.  In its approvable letter, the FDA indicated that SJS safety language would be prominent in the NUVIGIL label.  Since NUVIGIL is derived from the active ingredient in PROVIGIL, we expect that the safety information in the PROVIGIL label will be appropriately modified to reflect the final NUVIGIL language, and we are in discussions with the FDA to reach agreement on the final safety language.

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

We also are aware of a number of civil antitrust complaints, purportedly filed as class actions, recently filed by private parties in U.S. District Court for the Eastern District of Pennsylvania, each naming Cephalon, Barr, Mylan, Teva and Ranbaxy as co-defendants and claiming, among other things, that the patent litigation settlements concerning PROVIGIL violate the antitrust laws of the United States and certain state laws. The proposed consolidated class action complaints have been designated by plaintiffs, each of which seeks to certify separate, purported classes of plaintiffs: direct purchasers of PROVIGIL, and consumers and other indirect purchasers of PROVIGIL. The plaintiffs in both cases are seeking monetary damages and/or equitable relief. Separately, in June 2006, Apotex, Inc., a subsequent ANDA filer seeking FDA approval of a generic form of modafinil, filed suit against us also in the U.S. District Court for the Eastern District of Pennsylvania alleging similar violations of antitrust laws and state law. Apotex asserts that the PROVIGIL settlement agreements improperly prevent it from obtaining FDA approval of its ANDA, and seeks monetary and equitable remedies, including a declaratory judgment that the ‘516 Patent is invalid and unenforceable. We filed a motion to dismiss the Apotex case in late September 2006.  We believe that both the class action cases and the Apotex case are without merit. While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

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

In early August 2006, we entered into a settlement agreement with Carlsbad Technology, Inc. and its development partner, Watson Pharmaceuticals, Inc., which we understand has the right to commercialize the Carlsbad modafinil product if approved by FDA. As part of this settlement, we agreed to grant to Watson a non-exclusive royalty-bearing right to market and sell a generic version of PROVIGIL in the United States. This license will become effective on or after April 6, 2012, subject to applicable regulatory considerations. An earlier entry may occur based upon the entry of another generic version of PROVIGIL. This agreement has been filed with both the FTC and DOJ, as required by the Medicare Modernization Act.

Licenses to Barr Laboratories, Inc. Related to ACTIQ

Under two separate agreements with Barr Laboratories, Inc., we have agreed to license to Barr our U.S. rights to any intellectual property related to ACTIQ. In July 2004, we entered into a license and supply agreement with Barr to secure FTC clearance of our acquisition of CIMA LABS. In February 2006, we signed the second agreement as part of the settlement with Barr of our patent infringement dispute in the United States related to Barr’s ANDA filed with the FDA seeking to sell a generic version of oral transmucosal fentanyl citrate (“generic OTFC”).

The rights we granted to Barr under these agreements became effective on September 5, 2006 and Barr entered the United States market with generic OTFC on September 27, 2006.  On this same date, we also entered the market with a generic OTFC.  We are utilizing Watson as our sales agent in this effort.  With the entry of generic OTFC into the market, we expect to experience meaningful generic erosion of ACTIQ beginning in the fourth quarter of 2006.

Under the license and supply agreement, we also agreed to sell to Barr generic OTFC for resale in the United States until the earlier of such time that Barr is able to gain FDA approval of its ANDA or three years. Under the agreement, we are responsible for delivering bulk units to Barr and Barr is responsible for all packaging and labeling of the product.  In June 2006, we announced that Barr had invoked this supply option and provided a forecast to us.  As of the filing date of this report, we have manufactured approximately 7.6 million generic OTFC units for Barr. However, at this time, we do not have available quota of fentanyl from the U.S. Drug Enforcement Administration (the “DEA”) to produce certain orders from Barr to be delivered in November and December 2006 and, to our knowledge, Barr does not have sufficient quota required for it to accept such orders from us.  It is possible that either Barr or the FTC could claim our failure to deliver product to Barr is a breach of our agreements with these parties.  We currently are in discussions with the DEA to secure additional quota to provide for the manufacture of Barr’s OTFC, our OTFC and ACTIQ during the remainder of 2006. We believe that we currently have sufficient inventory on hand or in the distribution channel to meet demand for our fentanyl-based products through early 2007 and we expect to obtain quota from the DEA for 2007 in January 2007.

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

As of September 30, 2006, the fair value of both the 2.0% Notes and the Zero Coupon Notes is greater than the value of the shares into which such notes are convertible. We believe that the share price of our common stock would have to significantly increase over the market price as of September 30, 2006 before the fair value of the convertible notes would be less than the value of the common stock shares underlying the notes and, as such, we believe it is highly unlikely that holders of the 2.0% Notes or the Zero Coupon Notes will present significant amounts of such notes for conversion. In the unlikely event that a significant conversion did occur, we believe that we have the ability to raise sufficient cash to repay the principal amounts due through a combination of utilizing our existing cash on hand, raising money in the capital markets or selling our note hedge instruments for cash. Nevertheless, because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

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

Under the co-promotion agreement, Takeda agreed to have at least 500 of its sales representatives promote PROVIGIL to primary care physicians and other appropriate health care professionals in the United States. Effective on January 1, 2007, Takeda will have 750 sales representatives promoting PROVIGIL. Together with our sales representatives, there will be nearly 1,200 sales representatives promoting PROVIGIL as of January 1, 2007. We also have an option to utilize the Takeda sales force for the promotion of NUVIGIL, assuming FDA approval of this product candidate. The parties have formed a joint commercialization committee to manage the promotion of PROVIGIL. We have retained all responsibility for the development, manufacture, distribution and sale of the product.

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

Zeneus Holdings Limited Acquisition

On December 22, 2005, we completed our acquisition of all of the issued share capital of Zeneus Holdings Limited. Total consideration paid in connection with the acquisition was approximately $365.8 million, net of cash acquired. For a more complete description of this acquisition, see Note 2 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

VIVITROL License and Collaboration

In June 2005, we entered into a license and collaboration agreement with Alkermes, Inc. to develop and commercialize VIVITROL in the United States. Concurrent with the execution of this agreement, we entered into a supply agreement under which Alkermes provides to us finished commercial supplies of VIVITROL. We made an initial payment of $160 million to Alkermes upon execution of this agreement, all of which was recorded as an IPR&D charge as the product had not yet received FDA approval. In April 2006, we made an additional payment of $110 million to Alkermes upon FDA approval of the product. Alkermes also could receive up to an additional $220 million in milestone payments from us upon attainment of certain agreed-upon sales levels of VIVITROL. Until December 31, 2007, Alkermes is responsible for any cumulative losses up to $120 million, and we are responsible for any cumulative losses in excess of $120 million. Pre-tax profit, as adjusted for certain items, and losses incurred after December 31, 2007 will be split equally between the parties. We recognizing revenue for VIVITROL effective in the third quarter of 2006.

In October 2006, Cephalon and Alkermes amended the existing license and collaboration agreement to provide that Cephalon would be responsible for its own VIVITROL-related costs during the period August 1, 2006 through December 31, 2006 and, for that period, such costs will not be chargeable to the collaboration and against the $120 million cumulative loss cap.  The parties also agreed to amend the existing supply agreement to provide that Cephalon will purchase from Alkermes two VIVITROL manufacturing lines (and related equipment).  As of the filing date of this report, Alkermes has spent approximately $19 million on construction of these two manufacturing lines and will be reimbursed by Cephalon for these expenses and for certain future capital improvements related to these two manufacturing lines.  Cephalon also has granted Alkermes an option, exercisable after two years, to purchase these manufacturing lines at the then-current net book value of the assets.

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

RESULTS OF OPERATIONS

(In thousands)

Three months ended September 30, 2006 compared to three months ended September 30, 2005:

	For the three months ended
	September 30,
	2006			2005			% Increase (Decrease)
	United States	Europe	Total	United States	Europe	Total	United States	Europe	Total
Sales:
PROVIGIL	$193,462	$11,081	$204,543	$126,387	$8,103	$134,490	53%	37%	52%
GABITRIL	14,604	723	15,327	15,178	1,333	16,511	(4)%	(46)%	(7)%
CNS	208,066	11,804	219,870	141,565	9,436	151,001	47%	25%	46%
Pain	179,651	7,585	187,236	95,485	4,759	100,244	88%	59%	87%
Other	13,292	50,115	63,407	15,575	27,551	43,126	(15)%	82%	47%
Total Sales	401,009	69,504	470,513	252,625	41,746	294,371	59%	66%	60%
Other Revenues	9,189	2,631	11,820	13,260	1,905	15,165	(31)%	38%	(22)%
Total Revenues	$410,198	$72,135	$482,333	$265,885	$43,651	$309,536	54%	65%	56%

Sales—In the United States, we sell our products to pharmaceutical wholesalers, the largest three of which accounted for 77% of our worldwide net sales for the three months ended September 30, 2006 and 80% for the nine months ended September 30, 2006. Decisions made by these wholesalers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) can materially affect the level of our sales in any particular period and thus may not necessarily correlate to the number of prescriptions written for our products as reported by IMS Health Incorporated (“IMS Health”).

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

As of September 30, 2006, we received information from all of our U.S. wholesaler customers about the levels of inventory they held for our non-generic products. Based on this information, which we have not independently verified, we believe that total inventory held at these wholesalers is approximately 0.4 million units (approximately $12.2 million) of ACTIQ and less than two weeks supply of our other products at our current sales levels.

During the quarter, sales were impacted by changes in the product sales allowances deducted from gross sales as described further below and by changes in the relative levels of the number of units of inventory held in the supply chain. For the three months ended September 30, 2006, total sales increased by 60% over the prior year. The other key factors that contributed to the increase in sales are summarized by product as follows:

•      In CNS, sales of PROVIGIL increased 52 percent. Demand for PROVIGIL increased as evidenced by an increase in U.S. prescriptions for PROVIGIL of 18%, according to IMS Health. During the third quarter of 2006, sales of PROVIGIL also were impacted by domestic price increases of approximately 5% from period to period.

•      In Pain, sales increased 87 percent. Sales of ACTIQ were impacted by an increase in domestic prices of approximately 72% from period to period. Also during the third quarter of 2006, demand for ACTIQ declined as evidenced by a decrease in U.S. prescriptions of 12%, according to IMS Health. Sales of ACTIQ during the quarter were not meaningfully impacted by Barr’s launch of its own generic OTFC on September 27, 2006.  During the third quarter of 2006, we recognized $8.2 million of revenue related to shipments of our generic OTFC to Barr.

•      Other sales, which consist primarily of sales of other products and certain third party products, increased 47 percent. This increase is primarily attributable to sales of products acquired in the TRISENOX and Zeneus acquisitions in July 2005 and December 2005, respectively.

Other Revenues—The decrease of 22% from period to period is primarily due to a decrease in partner reimbursements on our CEP-1347 program and a decrease in revenues from clinical studies performed for collaborators.

Analysis of gross sales to net sales—The following table presents the product sales allowances deducted from gross sales to arrive at a net sales figure:

	For the three months ended
	September 30,
	2006	2005	Change	% Change
Gross sales:	$492,385	$335,284	$157,101	47%
Product sales allowances:
Prompt payment discounts	8,007	5,424	2,583	48%
Wholesaler discounts	437	5,593	(5,156)	(92)%
Returns	4,407	668	3,739	560%
Coupons	5,887	6,688	(801)	(12)%
Medicaid discounts	8,828	15,276	(6,448)	(42)%
Medicare Part D discounts	226	—	226	100%
Managed care and governmental contracts	(5,920)	7,264	(13,184)	(181)%
	21,872	40,913	(19,041)
Net sales	$470,513	$294,371	$176,142	60%
Product sales allowances as a percentage of gross sales	4.4%	12.2%

Wholesaler discounts decreased due to the fact that fewer incremental wholesaler discounts were required during the third quarter of 2006 as a result of 2006 price increases. Returns allowances increased in the third quarter of 2006 as compared to the third quarter of 2005 because the 2005 returns reserve balance was low relative to historical levels and because 2006 actual returns experience has increased. Decreases in product sales allowances were also caused by lower Medicaid discounts resulting from a significant number of participants transferring to the new Medicare Part D program effective January 1, 2006. We recognized a reduction in the managed care and governmental contracts allowance of $13.3 million in the third quarter of 2006, representing amounts paid to the U.S. Department of Defense (“DoD”) under the Tricare program from October 2004 through June 30, 2006. In October 2006, the DoD announced that it would reimburse all companies that had voluntarily made such payments under the Tricare program due to the U.S. Court of Appeals September 2006 ruling. In the future, we expect product sales allowances as a percentage of gross sales to trend upward due to the impact of potential future price increases on Medicaid discounts and potential increases related to Medicaid, Medicare Part D, managed care and governmental contracts sales.

We also recorded discounts for Medicare Part D in the third quarter of 2006 of $0.2 million. This reserve was established based on the number of Medicare Part D contracts that we have signed and an estimate of the amounts expected to be incurred under each contract based on expected enrollment and usage. These estimates are based on preliminary data and may change significantly in the future based on actual experience.

	For the three months ended
	September 30,
	2006	2005	Change	% Change
Costs and expenses:
Cost of sales	$62,356	$37,629	$24,727	66%
Research and development	81,012	91,934	(10,922)	(12)%
Selling, general and administrative	157,490	103,253	54,237	53%
Depreciation and amortization	29,849	22,346	7,503	34%
Acquired in-process research and development	—	5,500	(5,500)	(100)%
	$330,707	$260,662	$70,045	27%

Cost of Sales—The cost of sales was 13.3% of net sales for the three months ended September 30, 2006 and 12.8% of net sales for the three months ended September 30, 2005. In the third quarter of 2006, cost of sales was affected by the inclusion of Zeneus’ product sales for which the margins are lower than the average margins of our other products, as well as additional royalty expenses for PROVIGIL, offset by the net effect of price increases and lower product sales allowances on our three major U.S. products and higher margins on certain of our European products.

Research and Development Expenses—Research and development expenses decreased $10.9 million, or 12%, for the third quarter of 2006 as compared to the third quarter of 2005. This decrease is primarily attributable to lower expenses associated with reduced levels of clinical activity in 2006, partially offset by the recognition of $3.4 million of stock-based compensation expense (representing one-half of the total stock-based compensation expense recorded during the quarter based on the employees’ compensation allocation) as a result of the adoption of SFAS 123(R).

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $54.2 million, or 53%, for the third quarter of 2006, primarily due to higher selling and marketing costs and the inclusion of Zeneus selling, general and administrative expenses (approximately $10.4 million) in 2006. In addition, we recognized $3.4 million of stock-based compensation expense (representing one-half of the total stock-based compensation expense recorded during the quarter based on the employees’ compensation allocation) as a result of the adoption of SFAS 123(R). U.S. selling and marketing costs increased $30.4 million due to increases in our U.S. sales force, increased promotional spending on PROVIGIL, VIVITROL and FENTORA and payments to Takeda under our co-promotion agreement.

Depreciation and Amortization Expenses—Depreciation and amortization expenses increased $7.5 million, or 34%, for the third quarter of 2006 primarily as a result of additional amortization expense resulting from intangible assets acquired during the last quarter of 2005 and 2006.

Acquired In-Process Research and Development—In 2005, we recorded $5.5 million for research and development activities related to development stage opportunities with no alternative future uses.

	For the three months ended
	September 30,
	2006	2005	Change	% Change
Other income (expense):
Interest income	$7,046	$7,247	$(201)	(3)%
Interest expense	(4,749)	(7,494)	2,745	37%
Gain on early extinguishment of debt	—	2,085	(2,085)	(100)%
Other income (expense), net	895	(38)	933
	$3,192	$1,800	$1,392	77%

Other Income (Expense)—Other income (expense), net increased $1.4 million for the third quarter of 2006, attributable to the following factors:

•      a decrease in interest expense in 2006 due primarily to the repurchase of substantially all of our 2.5% convertible subordinated notes in July 2005 and to the write-off of deferred debt issuance costs related to our Zero Coupon Notes in January 2006. This decrease was partially offset by interest expense on our 2.0% Notes issued in June 2005.

•      A $2.1 million net gain on early extinguishment of debt in the third quarter of 2005 that includes a $7.4 million gain on the repurchase of approximately $512 million of the 2.5% convertible subordinated notes and a loss of $5.3 million on the termination of the interest rate swap agreement associated with $200 million notional amount of the 2.5% convertible subordinated notes in a private transaction.

•      A $0.9 million increase in other income (expense), net primarily due to fluctuations in foreign currency gains and losses in the comparable periods.

	For the three months ended
	September 30,
	2006	2005	Change	% Change
Income tax expense	$59,077	$21,331	$37,746	177%

Income Taxes—During the third quarter of 2006, we recognized $59.1 million of income tax expense on income before income taxes of $154.8 million, resulting in an overall effective tax rate of 38.2 percent. This compared to income tax expense in the third quarter of 2005 of $21.3 million on income before income taxes of $50.7 million, yielding an effective tax rate of 42.1 percent.  The 2005 effective tax rate was impacted by IPR&D charges during the third quarter of 2005 for which no tax benefit was realized.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005:

	For the nine months ended
	September 30,
	2006			2005			% Increase (Decrease)
	United States	Europe	Total	United States	Europe	Total	United States	Europe	Total
Sales:
PROVIGIL	$500,941	$29,219	$530,160	$338,529	$26,009	$364,538	48%	12%	45%
GABITRIL	42,166	3,510	45,676	54,023	4,562	58,585	(22)%	(23)%	(22)%
CNS	543,107	32,729	575,836	392,552	30,571	423,123	38%	7%	36%
Pain	457,679	19,213	476,892	282,105	11,904	294,009	62%	61%	62%
Other	41,661	152,436	194,097	36,319	80,137	116,456	15%	90%	67%
Total Sales	1,042,447	204,378	1,246,825	710,976	122,612	833,588	47%	67%	50%
Other Revenues	26,510	6,052	32,562	36,176	5,724	41,900	(27)%	6%	(22)%
Total Revenues	$1,068,957	$210,430	$1,279,387	$747,152	$128,336	$875,488	43%	64%	46%

Sales— During the nine months ended September 30, 2006, sales were impacted by changes in the product sales allowances deducted from gross sales as described further below and by changes in the relative levels of the number of units of inventory held in the supply chain. For the nine months ended September 30, 2006, total sales increased by 50% over the prior year. The other key factors that contributed to the increase in sales are summarized by product as follows:

•      In CNS, sales of PROVIGIL increased 45 percent. Demand for PROVIGIL increased as evidenced by an increase in U.S. prescriptions for PROVIGIL of 17%, according to IMS Health. During the nine months ended September 30, 2006, sales of PROVIGIL also were impacted by domestic price increases of approximately 14% from period to period.

•      In Pain, sales increased 62 percent. Sales of ACTIQ were impacted by an increase in domestic prices of approximately 60% from period to period. Also during the nine months ended September 30, 2006, demand for ACTIQ declined slightly as evidenced by a decrease in U.S. prescriptions of 3%, according to IMS Health. Sales of ACTIQ were not meaningfully impacted by Barr’s launch of its own generic OTFC on September 27, 2006.  During the third quarter of 2006, we recognized $8.2 million of revenue related to shipments of our generic OTFC to Barr.

•      Other sales, which consist primarily of sales of other products and certain third party products, increased 67 percent. This increase is primarily attributable to sales of products acquired in the TRISENOX and Zeneus acquisitions in July 2005 and December 2005, respectively.

Other Revenues—The decrease of 22% from period to period is primarily due to a decrease in partner reimbursements on our CEP-1347 program and a decrease in revenues from clinical studies performed for collaborators.

Analysis of gross sales to net sales—The following table presents the product sales allowances deducted from gross sales to arrive at a net sales figure:

	For the nine months ended
	September 30,
	2006	2005	Change	% Change
Gross sales:	$1,356,371	$955,429	$400,942	42%
Product sales allowances:
Prompt payment discounts	23,226	15,839	7,387	47%
Wholesaler discounts	2,629	18,139	(15,510)	(86)%
Returns	14,517	10,634	3,883	37%
Coupons	21,365	16,683	4,682	28%
Medicaid discounts	32,711	43,156	(10,445)	(24)%
Medicare Part D discounts	1,468	—	1,468	100%
Managed care and governmental contracts	13,630	17,390	(3,760)	(22)%
	109,546	121,841	(12,295)
Net sales	$1,246,825	$833,588	$413,237	50%
Product sales allowances as a percentage of gross sales	8.1%	12.8%

Wholesaler discounts decreased due to the fact that fewer incremental wholesaler discounts were required during the nine months ended September 30, 2006 as a result of 2006 price increases. Returns allowances increased for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 because the 2005 returns reserve balance was low relative to historical levels and because 2006 actual returns experience has increased. Decreases in product sales allowances were also caused by lower Medicaid discounts resulting from a significant number of participants transferring to the new Medicare Part D program effective January 1, 2006. We recognized a reduction in the managed care and governmental contracts allowance of $13.3 million in the third quarter of 2006, representing amounts paid to the DoD under the Tricare program from October 2004 through June 30, 2006. In October 2006, the DoD announced that it would reimburse all companies that had voluntarily made such payments under the Tricare program due to the U.S. Court of Appeals September 2006 ruling. In the future, we expect product sales allowances as a percentage of gross sales to trend upward due to the impact of potential future price increases on Medicaid discounts and potential increases related to Medicaid, Medicare Part D, managed care and governmental contracts sales.

We also recorded discounts for Medicare Part D during the nine months ended September 30, 2006 of $1.5 million. This reserve was established based on the number of Medicare Part D contracts that we have signed and an estimate of the amounts expected to be incurred under each contract based on expected enrollment and usage. These estimates are based on preliminary data and may change significantly in the future based on actual experience.

	For the nine months ended
	September 30,
	2006	2005	Change	% Change
Costs and expenses:
Cost of sales	$189,848	$114,093	$75,755	66%
Research and development	279,765	255,591	24,174	9%
Selling, general and administrative	460,068	302,904	157,164	52%
Depreciation and amortization	85,989	61,151	24,838	41%
Impairment charge	12,417	—	12,417	100%
Acquired in-process research and development	—	295,615	(295,615)	(100)%
	$1,028,087	$1,029,354	$(1,267)	—%

Cost of Sales—The cost of sales was 15.2% of net sales for the nine months ended September 30, 2006 and 13.7% of net sales for the nine months ended September 30, 2005. The increase is primarily due to an $8.6 million inventory reserve related to SPARLON recorded in the second quarter of 2006 (see Note 4 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q), the inclusion of Zeneus’ product sales in 2006 for which the margins are lower than the average margin of our other products, as well as additional royalty expenses in 2006 for PROVIGIL, partially offset by the net effect of price increases and lower product sales allowances on our three major U.S. products and higher margins on certain of our European products.

Research and Development Expenses—Research and development expenses increased $24.2 million, or 9%, for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This increase is primarily attributable to $45.0 million of payments related to rights acquired to certain development stage products under three product development collaboration agreements and the recognition of $11.6 million of stock-based compensation expense (representing one-half of the total stock-based compensation expense recorded during the nine months ended based on the employees’ compensation allocation) as a result of the adoption of SFAS 123(R), partially offset by lower expenses associated with reduced levels of clinical activity in 2006.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $157.2 million, or 52%, for the nine months ended September 30, 2006, primarily due to higher selling and marketing costs and the inclusion of Zeneus selling, general and administrative expenses (approximately $36.0 million) in 2006. In addition, we paid $6.0 million in connection with the PROVIGIL settlement agreements and recognized $11.6 million of stock-based compensation expense (representing one-half of the total stock-based compensation expense recorded during the nine months ended based on the employees’ compensation allocation) as a result of the adoption of SFAS 123(R). U.S. selling and marketing costs increased $98.1 million due to increases in our U.S. sales force, increased promotional spending on PROVIGIL, VIVITROL and FENTORA and payments to Takeda under our co-promotion agreement

Depreciation and Amortization Expenses—Depreciation and amortization expenses increased $24.8 million, or 41%, for the nine months ended September 30, 2006 primarily as a result of additional amortization expense resulting from intangible assets acquired during the last quarter of 2005 and 2006.

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

Acquired In-Process Research and Development—In connection with our acquisition of Salmedix, Inc. and the license and collaboration agreement we entered into with Alkermes for VIVITROL, we recorded $130.1 million and $160.0 million, respectively, in acquired IPR&D expense during the second quarter of 2005. In the third quarter of 2005, we recorded $5.5 million for research and development activities related to development stage opportunities with no alternative future uses.

	For the nine months ended
	September 30,
	2006	2005	Change	% Change
Other income (expense):
Interest income	$16,736	$19,559	$(2,823)	(14)%
Interest expense	(13,523)	(19,311)	5,788	30%
Write-off of deferred debt issuance costs	(13,105)	—	(13,105)	(100)%
Gain on early extinguishment of debt	—	2,085	(2,085)	(100)%
Other income (expense), net	(116)	1,983	(2,099)	(106)%
	$(10,008)	$4,316	$(14,324)	(332)%

Other Income (Expense)—Other income (expense), net decreased $14.3 million for the nine months ended September 30, 2006, attributable to the following factors:

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

•      A $2.1 million net gain on early extinguishment of debt in the third quarter of 2005 that includes a $7.4 million gain on the repurchase of approximately $512 million of the 2.5% convertible subordinated notes and a loss of $5.3 million on the termination of the interest rate swap agreement associated with $200 million notional amount of the 2.5% convertible subordinated notes in a private transaction.

•      A $2.1 million decrease in other income (expense), net primarily due to fluctuations in foreign currency gains and losses in the comparable periods.

	For the nine months ended
	September 30,
	2006	2005	Change	% Change
Income tax expense	$91,567	$43,477	$48,090	111%

Income Taxes—During the nine months ended September 30, 2006, we recognized $91.6 million of income tax expense on income before income taxes of $241.3 million, resulting in an overall effective tax rate of 37.9 percent. This compared to income tax expense in the nine months ended September 30, 2005 of $43.5 million on loss before income taxes of $149.6 million, yielding an effective tax rate of (29.1) percent. The 2005 effective tax rate was impacted by IPR&D charges during the second and third quarters of 2005 for which no tax benefit was realized.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands)

Cash, cash equivalents and investments at September 30, 2006 were $668.0 million, representing 21% of total assets, as compared to $484.1 million, representing 17% of total assets, at December 31, 2005.

The change in cash and cash equivalents is as follows:

	For the nine months ended
	September 30,
	2006	2005
Net cash provided by operating activities	$251,190	$68,409
Net cash provided by (used for) investing activities	30,538	(281,171)
Net cash provided by financing activities	131,745	227,016
Effect of exchange rate changes on cash and cash equivalents	11,830	(3,222)
Net increase in cash and cash equivalents	$425,303	$11,032

Working capital, which is calculated as current assets less current liabilities, was $39.4 million at September 30, 2006, an increase of $269.2 million, compared to a working capital deficit of $229.8 million at December 31, 2005. The increase in working capital was primarily the result of a $183.9 million increase in cash, cash equivalents and investments and a $35.6 million increase in receivables, net, driven primarily by the growth in product sales, a $26.8 million increase in inventory, net, in anticipation of new product launches and a decrease in accounts payable and accrued expenses of $36.9 million due to the timing of cash payments.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $251.2 million for the nine months ended September 30, 2006 as compared to $68.4 million for the nine months ended September 30, 2005. The primary change between the two periods is the result of a payment of $160.0 million cash in June 2005 to Alkermes under the license and collaboration agreement related to VIVITROL. This payment was recorded as an in-process research and development charge and is reflected in our operating activities for the nine months ended September 30, 2005 as the product had not yet received FDA approval. The change between the two periods was also impacted by the change in net income for the nine months ended September 30, 2006 as compared to net loss for the nine months ended September 30, 2005 and the timing of cash receipts and payments in the ordinary course of business.

Net Cash Provided by (Used for) Investing Activities

Net cash provided by investing activities was $30.5 million for the nine months ended September 30, 2006 as compared to net cash used for investing activities $281.2 million for the nine months ended September 30, 2005. The change is primarily due to our acquisition of Salmedix, Inc. in June 2005 for $130.7 million, net of cash, and our acquisition of TRISENOX in July 2005 for $69.7 million. Additionally, higher net redemptions of our investment portfolio during 2006 were offset by a cash payment of $110 million to Alkermes upon FDA approval of VIVITROL in April 2006.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $131.7 million for the nine months ended September 30, 2006, as compared to $227.0 million for the nine months ended September 30, 2005.

The change is primarily the result of net proceeds of $776.0 million received from the sale of $800 million of our 2% Notes in 2005. Concurrent with the sale of the 2% Notes, we purchased a convertible note hedge for $339.1 million and sold warrants to purchase an aggregate of 17,130,621 shares of our common stock for net proceeds of $194.0 million.

In addition, the cash received from exercises of common stock options increased significantly in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The extent and timing of option exercises are primarily dependent upon the market price of our common stock and general financial market conditions, as well as the exercise prices and expiration dates of the options.

Outlook

We expect to use our existing cash, cash equivalents and investments for working capital and general corporate purposes, including the acquisition of businesses, products, product rights, or technologies, the payment of contractual obligations, including scheduled interest payments on our convertible notes and regulatory, sales or other milestones that may become due to third parties, and/or the purchase, redemption or retirement of our convertible notes. However, during 2007, we expect that sales of our currently marketed products should allow us to generate positive cash flow from operations. At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth in 2008 and beyond, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch NUVIGIL and our other products presently in clinical development.

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

Marketed Products

Continued sales growth of PROVIGIL depends, in part, on the continued effectiveness of the various settlement agreements we entered into in late 2005 and early 2006, as well as our maintenance of protection in the United States and abroad of the modafinil particle-size patent through its expiration beginning in 2014. See Note 7 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Future growth of modafinil-based product sales in 2007 and beyond also will depend in part on our ability to achieve final FDA approval of NUVIGIL, which we anticipate in late 2006.

The growth of our pain franchise depends in large part on our ability to successfully market FENTORA, which we launched in the United States in October 2006.  Our other pain product, ACTIQ, now faces generic competition and we expect to experience meaningful generic erosion of ACTIQ sales beginning in the fourth quarter of 2006.

For VIVITROL, our ability to achieve commercial success with this product in 2006 and thereafter will be impacted by our success in building awareness and acceptance of the product among the 2,000 — 3,000 addiction specialists and physicians who have been actively treating alcohol dependence with pharmacotherapy and our work towards educating the counseling community about VIVITROL.  During the first few months of launch, we focused our efforts on establishing the logistical platform to effectively deliver the product to patients.  Having significantly reduced product delivery times and expanded the distribution channel, we are now focusing more of our sales and marketing efforts on driving product demand by educating physicians about VIVITROL’s benefits.

Clinical Studies

Over the past few years, we have incurred significant expenditures related to conducting clinical studies to develop new pharmaceutical products and exploring the utility of our existing products in treating disorders beyond those currently approved in their respective labels. For the remainder of 2006 and into 2007, we expect to continue to incur significant levels of research and development expenditures. We also expect to continue or begin a number of significant clinical programs including, among others: a Phase 3 program evaluating TREANDA for the treatment of non-Hodgkin’s lymphoma (“NHL”) and other possible studies for the treatment of chronic lymphocytic leukemia, small cell lung cancer and myeloma; a Phase 3 program evaluating CEP-701 for the treatment of acute myelogenous leukemia (“AML”) and other possible studies of CEP-701 in patients with myeloproliferative disorder; Phase 3 programs with FENTORA in non-cancer breakthrough pain; and clinical programs with NUVIGIL in the areas of fatigue and cognition.. We may seek to mitigate the risk in our research and development programs by seeking sources of funding for a portion of these expenses through collaborative arrangements with third parties. However, we intend to retain a portion of the commercial rights to these programs and, as a result, we still expect to spend significant funds on our share of the cost of these programs, including the costs of research, preclinical development, clinical research and manufacturing.

Manufacturing, Selling and Marketing Efforts

During the remainder of 2006 and into 2007, we expect to continue to incur significant expenditures associated with manufacturing, selling and marketing our products. The aggregate amount of our sales and marketing expenses in 2006 will be significantly higher than that incurred in 2005, primarily as a result of higher expenses associated with an increase in the size of our sales force and product launch costs related to FENTORA. Likewise, for 2007, we expect our sales and marketing expense to exceed 2006. In 2006 and 2007, we also expect to continue in-process capital expenditure projects at our research and development facilities in France and West Chester and at our Salt Lake City manufacturing facility.

Indebtedness

We have significant indebtedness outstanding, consisting principally of indebtedness on convertible subordinated notes. The following table summarizes the principal terms of our most significant convertible subordinated notes outstanding as of September 30, 2006:

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

Nearly all of our indebtedness outstanding contain restricted conversion prices that are either below or close to our stock price as of the date of the filing of this Form 10-Q. At September 30, 2006, approximately $930.0 million of our convertible notes are considered to be current liabilities and are presented in current portion of long-term debt in our September 30, 2006 consolidated balance sheet. These notes will remain as current liabilities unless our stock price decreases to a level where these notes are no longer convertible. Under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. As of September 30, 2006, the fair value of both the 2.0% Notes and the Zero Coupon Notes is greater than the value of the shares into which such notes are convertible. We believe that the share price of our common stock would have to significantly increase over the market price as of September 30, 2006 before the fair value of the convertible notes would be less than the value of the common stock shares underlying the notes and, as such, we believe it is highly unlikely that holders of the 2.0% Notes or the Zero Coupon Notes will present significant amounts of such notes for conversion. As of the filing date of this Quarterly Report on Form 10-Q, we do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time. If we do not have sufficient funds available to repay any principal balance of notes presented for conversion, we will be required to raise additional funds. In the unlikely event that a significant conversion did occur, we believe that we have the ability to raise sufficient cash to repay the principal amounts due through a combination of utilizing our existing cash on hand, raising money in the capital markets or selling our note hedge instruments for cash. Nevertheless, because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

The annual interest payments on our convertible notes outstanding as of September 30, 2006 are $18.7 million, payable at various dates throughout the year. In the future, we may agree to exchanges of the notes for shares of our common stock or debt, or may determine to use a portion of our existing cash on hand to purchase or retire all or a portion of the outstanding convertible notes.

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

On September 27, 2006, Barr began selling generic OTFC in the U.S. market.  On that same date, we also entered the market with a generic OTFC, utilizing Watson as our sales agent in this effort.  As of the end of the third quarter of 2006, inventory held at the wholesalers of ACTIQ totaled approximately 0.4 million units and inventory held at the wholesalers and retailers of our generic OTFC totaled approximately 1.3 million units.  According to prescription data provided by IMS Health, the average demand for ACTIQ during the 12-month period between August 2005 and July 2006 was approximately 2.4 million units per month.

The terms of sale of Cephalon’s generic OTFC product to wholesalers and retailers provide for both the right of return of expired product and retroactive price reductions under certain conditions.  Given the limited sales data history for the generic OTFC products and the estimated level of inventory at the wholesalers and retailers, it is not possible at this time to accurately assess the relative future market shares for each of the generic OTFC products and the branded ACTIQ product or the potential for further generic entrants into the market.  In light of these uncertainties, we do not believe that the price charged to wholesalers and retailers for the majority of our generic OTFC sold during the quarter was fixed or determinable.  As such, we have not recognized revenue during the quarter. We will continue to assess the development in the market and our ability to estimate returns and the final sales price.

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

During the nine months ended September 30, 2006, we recorded a provision for Medicare Part D discounts at a weighted average rate of 0.1% of gross sales from our six products marketed in the U.S. Actual Medicare Part D discounts could exceed our estimates of expected future Medicare patient activity or unit rebate amounts. If the Medicare Part D discounts provision percentage were to increase by 0.5% of 2006 gross sales for the nine months ended September 30, 2006 from our six products marketed in the U.S., then an additional provision of $5.6 million would result.

2) Managed care and governmental contracts—We recognized a reduction in the managed care and governmental contracts allowance of $13.3 million in the third quarter of 2006, representing amounts paid to the DoD under the Tricare program from October 2004 through June 30, 2006. In October 2006, the DoD announced that it would reimburse all companies that had voluntarily made such payments under the Tricare program due to the U.S. Court of Appeals September 2006 ruling.

The following table summarizes activity in each of the above categories for the year ended December 31, 2005 and the nine months ended September 30, 2006:

(In thousands)	Prompt Payment Discounts	Wholesaler Discounts	Returns*	Coupons	Medicaid Discounts	Medicare Part D Discounts	Managed Care & Governmental Contracts	Total
Balance at January 1, 2005	$(2,899)	$—	$(11,727)	$(4,165)	$(18,075)	$—	$(4,409)	$(41,275)

Provision:
Current period	(22,284)	(24,373)	(13,132)	(23,313)	(66,653)	—	(26,072)	(175,827)
Prior periods	—	—	(2,721)	—	(592)	—	56	(3,257)
Total	(22,284)	(24,373)	(15,853)	(23,313)	(67,245)	—	(26,016)	(179,084)

Actual:
Current period**	20,367	21,645	(1,572)	18,633	33,199	—	19,506	111,778
Prior periods	2,899	—	6,554	4,150	18,667	—	4,353	36,623
Total	23,266	21,645	4,982	22,783	51,866	—	23,859	148,401
Balance at December 31, 2005	$(1,917)	$(2,728)	$(22,598)	$(4,695)	$(33,454)	$—	$(6,566)	$(71,958)

Provision:
Current period	(23,226)	(2,629)	(14,517)	(20,681)	(33,434)	(1,468)	(26,526)	(122,481)
Tricare program***	—	—	—	—	—	—	13,273	13,273
Prior periods	—	—	—	(684)	723	—	(377)	(338)
Total	(23,226)	(2,629)	(14,517)	(21,365)	(32,711)	(1,468)	(13,630)	(109,546)

Actual:
Current period	20,625	2,192	—	15,951	12,395	32	23,094	74,289
Tricare program***	—	—	—	—	—	—	(13,273)	(13,273)
Prior periods	1,917	2,728	13,716	5,378	32,731	—	6,943	63,413
Total	22,542	4,920	13,716	21,329	45,126	32	16,764	124,429
Balance at September 30, 2006	$(2,601)	$(437)	$(23,399)	$(4,731)	$(21,039)	$(1,436)	$(3,432)	$(57,075)

*	Given our return goods policy, we assume that all returns in a current year relate to prior period sales.

**	Includes beginning reserve balances related to TRISENOX, which was acquired in the third quarter of 2005, of $0.1 million for prompt payment discounts and $1.6 million for returns.

***	Includes $13.3 million related to DoD Tricare program.

Inventories—The following is in addition to, and should be read in conjunction with, the inventories critical accounting policy included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005.

We expense pre-launch inventory unless it is probable that the inventory will be saleable. We have capitalized inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. We could be required to expense previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential factors. During the second quarter of 2006, we recorded an $8.6 million inventory reserve related to the FDA’s determination that the SPARLON sNDA is not approvable (see Note 4 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign currency exchange risk related to our operations in European subsidiaries that have transactions, assets, and liabilities denominated in foreign currencies that are translated into U.S. dollars for consolidated financial reporting purposes. Historically, we have not hedged any of these foreign currency exchange risks. For the nine months ended September 30, 2006, an average 10% weakening of the U.S. dollar relative to the currencies in which our European subsidiaries operate would have resulted in an increase of $21.0 million in reported total revenues and a corresponding increase in reported expenses. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not assume any changes in the level of operations of our European subsidiaries.

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

For the nine months ended September 30, 2006, approximately 38% and 43% of our worldwide net sales were derived from sales of ACTIQ and PROVIGIL, respectively. As a result of our license and supply agreement with Barr Laboratories, Barr entered the market with generic OTFC on September 27, 2006.  We expect to experience meaningful generic erosion of ACTIQ sales in the United States beginning in the fourth quarter of 2006. With respect to PROVIGIL, we cannot be certain that it will continue to be accepted in its market. Specifically, the following factors, among others, could affect the level of market acceptance of PROVIGIL:

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

•      any changes in government and other third-party payer reimbursement policies and practices; and

•      regulatory developments affecting the manufacture, marketing or use of these products, including, for example, any changes to the PROVIGIL label resulting from the FDA’s non-approvable letter for SPARLON.

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

We also are aware of a number of civil antitrust complaints, purportedly filed as class actions, recently filed by private parties in U.S. District Court for the Eastern District of Pennsylvania, each naming Cephalon, Barr, Mylan, Teva and Ranbaxy as co-defendants and claiming, among other things, that the patent litigation settlements concerning PROVIGIL violate the antitrust laws of the United States and certain state laws. The proposed consolidated class action complaints have been designated by plaintiffs, each of which seeks to certify separate, purported classes of plaintiffs: direct purchasers of PROVIGIL, and consumers and other indirect purchasers of PROVIGIL. The plaintiffs in both cases are seeking monetary damages and/or equitable relief. Separately, in June 2006, Apotex, Inc., a subsequent ANDA filer seeking FDA approval of a generic form of modafinil, filed suit against us also in the U.S. District Court for the Eastern District of Pennsylvania alleging similar violations of antitrust laws and state law. Apotex asserts that the PROVIGIL settlement agreements improperly prevent it from obtaining FDA approval of its ANDA, and seeks monetary and equitable remedies, including a declaratory judgment that the ‘516 Patent is invalid and unenforceable. We filed a motion to dismiss the Apotex case in late September 2006.  We believe that both the class action cases and the Apotex case are without merit. While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

In early 2005, we also filed a patent infringement lawsuit in the U.S. District Court in New Jersey against Carlsbad Technology, Inc. based upon the Paragraph IV ANDA filed related to modafinil that Carlsbad filed with the FDA. Carlsbad had asserted counterclaims for non-infringement of the ‘516 Patent and invalidity of the ‘516 Patent.   In early August 2006, we entered into a settlement agreement with Carlsbad and its development partner, Watson Pharmaceuticals, Inc., which we understand has the right to commercialize the Carlsbad modafinil product if approved by FDA. As part of this settlement, we agreed to grant to Watson a non-exclusive royalty-bearing right to market and sell a generic version of PROVIGIL in the United States. This license will become effective on or after April 6, 2012, subject to applicable regulatory considerations. An earlier entry may occur based upon the entry of another generic version of PROVIGIL. This agreement has been filed with both the FTC and DOJ, as required by the Medicare Modernization Act.

In November 2005 and March 2006, we received notice that Caraco Pharmaceutical Laboratories, Ltd. and Apotex, Inc., respectively, also filed Paragraph IV ANDAs with the FDA in which each firm is seeking to market a generic form of PROVIGIL. We have not filed patent infringement lawsuits against either Caraco or Apotex as of the filing date of this report, although Apotex has brought an antitrust claim against us, as described above.

ACTIQ

With respect to ACTIQ, we hold an exclusive license to U.S. patents covering the currently marketed compressed powder pharmaceutical composition and methods for administering fentanyl via this composition that expired on September 5, 2006, pending a decision by the FDA expected by early December 2006 with respect to our request for a pediatric extension of such patents. Corresponding patents in foreign countries are set to expire between 2009 and 2010. Our patent protection with respect to the ACTIQ formulation we sold prior to June 2003 expired in May 2005.

Under two separate agreements with Barr Laboratories, Inc., we licensed to Barr our U.S. rights to any intellectual property related to ACTIQ. In July 2004, we entered into a license and supply agreement with Barr to secure FTC clearance of our acquisition of CIMA LABS. In February 2006, we signed the second agreement as part of the settlement with Barr of our patent infringement dispute in the United States related to Barr’s ANDA filed with the FDA seeking to sell generic OTFC.  Pursuant to the rights we granted to Barr, Barr entered the market with generic OTFC on September 27, 2006.  We expect to experience meaningful generic erosion of ACTIQ sales in the United States beginning in the fourth quarter of 2006.

Under the license and supply agreement, we also agreed to sell to Barr a generic form of ACTIQ for resale in the United States until the earlier of such time that Barr is able to gain FDA approval of its ANDA or three years. In June 2006, we announced that Barr had invoked this supply option and provided a forecast to us. We are responsible for delivering bulk units to Barr and Barr is responsible for all packaging and labeling of the product.

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

In addition, because our products PROVIGIL, FENTORA and ACTIQ and our product candidate NUVIGIL contain active ingredients that are controlled substances, we are subject to regulation by the U.S. Drug Enforcement Administration (“DEA”) and analogous foreign organizations relating to the manufacture, shipment, sale and use of the applicable products. These regulations also are imposed on prescribing physicians and other third parties, making the storage, transport and use of such products relatively complicated and expensive. With the increased concern for safety by the FDA and the DEA with respect to products containing controlled substances and the heightened level of media attention given to this issue, it is possible that these regulatory agencies could impose additional restrictions on marketing or even withdraw regulatory approval for such products. In addition, adverse publicity may bring about a rejection of the product by the medical community. If the DEA, FDA or a foreign medical authority withdrew the approval of, or placed additional significant restrictions on the marketing of any of our products, our ability to promote our products and product sales could be substantially affected.

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

We also must comply with all applicable regulatory requirements of the DEA and analogous foreign authorities for certain of our products that contain controlled substances. The DEA also has authority to grant or deny requests for quota of controlled substances such as the fentanyl citrate that is the active ingredient in ACTIQ. Under our license and supply agreement with Barr, we are obligated to sell a generic version of ACTIQ to Barr for its resale in the United States. However, at this time, we do not have available quota of fentanyl from the DEA to produce certain orders from Barr to be delivered in November and December 2006 and, to our knowledge, Barr does not have sufficient quota required for it to accept such orders from us.  It is possible that either Barr or the FTC could claim our failure to deliver product to Barr is a breach of our agreements with these parties.  We currently are in discussions with the DEA to secure additional quota to provide for the manufacture of Barr’s OTFC, our OTFC and ACTIQ during the remainder of 2006.  We believe that we currently have sufficient inventory on hand or in the distribution channel to meet demand for our fentanyl-based products through early 2007 and we expect to obtain quota from the DEA for 2007 in January 2007.

The facilities used to manufacture, store and distribute our products also are subject to inspection by regulatory authorities at any time to determine compliance with regulations. These regulations are complex, and any failure to comply with them could lead to remedial action, civil and criminal penalties and delays in production or distribution of material.

For certain of our products in the United States and abroad, we depend upon single sources for the manufacture of both the active drug substances contained in our products and for finished commercial supplies. The process of changing or adding a manufacturer or changing a formulation requires prior FDA and/or European medical authority approval and is very time-consuming. If we are unable to manage this process effectively or if an unforeseen event occurs at any facility, we could face supply disruptions that would result in significant costs and delays, undermine goodwill established with physicians and patients, damage commercial prospects for our products and adversely affect operating results.

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

During research and development, the use of pharmaceutical products, such as ours, is limited principally to clinical trial patients under controlled conditions and under the care of expert physicians. The widespread commercial use of our products could identify undesirable or unintended side effects that have not been evident in our clinical trials or the commercial use as of the filing date of this report. For example, in February 2005, working with the FDA, we updated our prescribing information for GABITRIL to include a bolded warning describing the risk of new onset seizures in non-induced patients without epilepsy. In addition, in patients who take multiple medications, drug interactions could occur that can be difficult to predict. Additionally, incidents of product misuse, product diversion or theft may occur, particularly with respect to products such as FENTORA, ACTIQ and PROVIGIL, which contain controlled substances. More recently, an FDA Advisory Committee reviewing SPARLON expressed concern regarding a suspected case of SJS in a child who participated in one of the Phase 3 clinical trials.  In light of the FDA’s ongoing review of our NUVIGIL NDA, we expect that the safety information in the PROVIGIL label will be appropriately modified to reflect the final NUVIGIL language and we are in discussions with the FDA to reach agreement on the final safety language.

These events, among others, could result in adverse publicity that harms the commercial prospects of our products or lead to additional regulatory controls that could limit the circumstances under which the product is prescribed or even lead to the withdrawal of the product from the market. In particular, FENTORA and ACTIQ have been approved under regulations concerning drugs with certain safety profiles, under which the FDA has established special restrictions to ensure safe use. Any violation of these special restrictions could lead to the imposition of further restrictions or withdrawal of the product from the market.

We may be unsuccessful in our efforts to obtain regulatory approval for new products or for new formulations of our existing products, which would significantly hamper future sales and earnings growth.

Our long-term prospects, particularly with respect to the growth of our future sales and earnings, depend to a large extent on our ability to obtain FDA approval for our product candidates, such as NUVIGIL. There can be no assurance that our applications to market our product candidates will be reviewed in a timely manner or that our applications will be approved by the FDA on the basis of the data contained in the applications.  Should approval be granted to market a product candidate, there can be no assurance that we will be able to successfully commercialize the product or achieve a profitable level of sales.  With respect to NUVIGIL, we do not know whether we will succeed in obtaining final regulatory approval to market NUVIGIL or what level of market acceptance NUVIGIL may achieve.

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

Nearly all of our indebtedness outstanding contain restricted conversion prices that are either below or close to our stock price as of the date of the filing of this Form 10-Q. As a result, certain of our convertible notes have been classified as a current liability on our balance sheet as of September 30, 2006. Under the terms of the indentures governing the notes, we are obligated to repay in cash and common stock the aggregate principal balance of any such notes presented for conversion. As of the filing date of this report, we do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time. If we do not have sufficient funds available to repay the principal balance of notes presented for conversion, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

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

In certain foreign markets, pricing or profitability of pharmaceutical products is subject to various forms of direct and indirect governmental control, including the control over the amount of reimbursements provided to the patient who is prescribed specific pharmaceutical products. For example, we are aware of governmental efforts in France to limit or eliminate reimbursement for some of our products, particularly FONZYLANE, FONLIPOL and OLMIFON, which could impact revenues from our French operations.

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

The conditions that our products treat, and some of the other disorders for which we are conducting additional studies, are currently treated with many drugs, several of which have been available for a number of years or are available in inexpensive generic forms. With respect to PROVIGIL, and, if approved, NUVIGIL, there are several other products used for the treatment of excessive sleepiness or narcolepsy in the United States, including methylphenidate products such as RITALIN® by Novartis, and in our other territories, many of which have been available for a number of years and are available in inexpensive generic forms. With respect to FENTORA, we face competition from numerous short-and long-acting opioid products, including three products—Johnson & Johnson’s DURAGESIC® and Purdue Pharmaceutical’s OXYCONTIN® and MS-CONTIN®—that dominate the market. In addition, we are aware of numerous other companies developing other technologies for rapidly delivering opioids to treat breakthrough pain, that will compete against FENTORA.  In addition, it is possible that the existence of generic OTFC could negatively impact the growth of FENTORA.  With respect to ACTIQ, we now face generic competition from Barr that will meaningfully erode branded ACTIQ sales beginning in the fourth quarter of 2006 and impact sales of our own generic OTFC through Watson.  Our generic sales also could be significantly impacted by the entrance into the market of additional generic OTFC products. With respect to VIVITROL, we face competition from CAMPRAL® and oral naltrexone. With respect to TRISENOX, the pharmaceutical market for the treatment of patients with relapsed or refractory APL is served by a number of available therapeutics, particularly those that are indicated for the treatment of hematologic cancers, such as THALOMID® by Celgene and VELCADE® by Millennium Pharmaceuticals.

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

The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future. For example, from January 1, 2005 through November 1, 2006 our common stock traded at a high price of $82.92 and a low price of $37.35. Negative announcements, including, among others:

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

Historically, a portion of our revenues and expenses has been earned and incurred, respectively, in currencies other than the U.S. dollar. For the nine months ended September 30, 2006, approximately 16% of our revenues were denominated in currencies other than the U.S. dollar. We translate revenues earned and expenses incurred into U.S. dollars at the average exchange rate applicable during the relevant period. A weakening of the U.S. dollar would, therefore, increase both our revenues and expenses. Fluctuations in the rate of exchange between the U.S. dollar and the euro and other currencies may affect period-to-period comparisons of our operating results. Historically, we have not hedged our exposure to these fluctuations in exchange rates.

Our customer base is highly concentrated.

Our principal customers are wholesale drug distributors. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. Three large wholesale distributors, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, control a significant share of this network. These three wholesaler customers, in the aggregate, accounted for 80% of our worldwide net sales for the nine months ended September 30, 2006. Fluctuations in the buying patterns of these customers, which may result from seasonality, wholesaler buying decisions or other factors outside of our control, could significantly affect the level of our net sales on a period to period basis. Because of this, the amounts purchased by these customers during any quarterly or annual period may not correlate to the level of underlying demand evidenced by the number of prescriptions written for such products, as reported by IMS Health Incorporated. Furthermore, the loss or bankruptcy of any of these customers could materially and adversely affect our results of operations and financial condition.

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

ITEM 5. OTHER INFORMATION

Ratios of Earnings to Fixed Charges
(In thousands)

	Years ended December 31,					Nine months ended September 30,
	2001	2002	2003	2004	2005	2006
Pre-tax income (loss) from continuing operations	$(55,484)	$62,433	$130,314	$(28,184)	$(245,118)	$241,292

Fixed charges:
Interest expense and amortization of debt discount and premium on all indebtedness	20,630	38,215	28,905	22,186	25,235	13,523
Capitalized interest	—	—	—	—	1,044	2,812
Appropriate portion of rentals	1,092	1,433	2,286	3,437	5,750	6,831
Preferred stock dividend requirements of consolidated subsidiaries	5,664	—	—	—	—	—
Total fixed charges	27,386	39,648	31,191	25,623	32,029	23,166
Amortization of interest capitalized in current or prior periods	—	—	—	—	—	472
Pre-tax income (loss) from continuing operations, plus fixed charges and amortization of interest capitalized in current or prior periods, less capitalized interest and preferred stock dividend requirements of consolidated subsidiaries	$(33,762)	$102,081	$161,505	$(2,561)	$(214,133)	$262,118

Ratio of earnings to fixed charges(1)	—	2.57	5.18	—	—	11.31
Deficiency of earnings to fixed charges	61,148	—	—	28,184	246,162	—

(1)  For the years ended December 31, 2001, 2004 and 2005 no ratios are provided because earnings were insufficient to cover fixed charges and preferred dividends and fixed charges, respectively.

ITEM 6. EXHIBITS

Exhibits:

Exhibit No.	Description
10.1*	Settlement and License Agreement by and among Cephalon, Inc., Carlsbad Technology, Inc. and Watson Pharmaceuticals, Inc. dated as of August 2, 2006. (1)
10.2*	Separation Agreement by and between Cephalon, Inc. and Paul Blake dated as of August 23, 2006.
31.1*	Certification of Frank Baldino, Jr., Ph.D., Chairman and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of J. Kevin Buchi, Executive Vice President and Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Frank Baldino, Jr., Ph.D., Chairman and Chief Executive Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of J. Kevin Buchi, Executive Vice President and Chief Financial Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

CEPHALON, INC.
(Registrant)

November 8, 2006	By	/s/ FRANK BALDINO, JR
Frank Baldino, Jr., Ph.D.
Chairman and Chief Executive Officer
(Principal executive officer)

	By	/s/ J. KEVIN BUCHI
J. Kevin Buchi
Executive Vice President and Chief Financial Officer
(Principal financial and accounting officer)