Form 10-K
period 2006-12-31
CEPHALON INC
filed 2007-02-28
CIK 873364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

    (Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 000-19119

Cephalon, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-2484489
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
41 Moores Road	19355
P.O. Box 4011	(Zip Code)
Frazer, Pennsylvania
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (610) 344-0200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	Nasdaq

Securities registered pursuant to Section 12(g) of the Act:

None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒.

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2006, was approximately $1.6 billion. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the Nasdaq Stock Market on June 30, 2006. For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and shareholders holding greater than 10% of the voting stock of the registrant as of June 30, 2006.

The number of shares of the registrant’s Common Stock outstanding as of February 15, 2007 was 65,691,380.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2007 annual meeting of stockholders are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this Form 10-K.

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

ii

•       the activities of our competitors in the industry, including the continued erosion of ACTIQ (oral transmucosal fentanyl citrate) [C-II] sales to generic competitors;

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

We do not intend to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. We discuss in more detail the risks that we anticipate in Part I, Item 1A of this report. This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

iii

PART I

ITEM 1.                BUSINESS

Overview

Cephalon, Inc. is an international biopharmaceutical company dedicated to the discovery, development and marketing of innovative products to treat human diseases. We currently focus our efforts in four core therapeutic areas: central nervous system (“CNS”) disorders, pain, cancer and addiction. In addition to conducting an active research and development program, we market six products in the United States and numerous products in various countries throughout Europe. Consistent with our core therapeutic areas, we have aligned our 829-person U.S. field sales and sales management teams by area. In Europe, we have a sales and marketing organization numbering approximately 412 persons that supports our presence in nearly 20 European countries, including France, the United Kingdom, Germany, Italy and Spain.

Our most significant product is PROVIGIL® (modafinil) Tablets [C-IV], which comprised approximately 43% of our total consolidated net sales for the year ended December 31, 2006, of which approximately 94% was in the U.S. market. For the year ended December 31, 2006, consolidated net sales of PROVIGIL increased 43% over the year ended December 31, 2005. Under our co-promotion agreement with Takeda Pharmaceuticals North America, Inc., 500 Takeda sales representatives began promoting PROVIGIL in the second position to primary care physicians and other appropriate health care professionals in the United States beginning July 1, 2006. Effective January 1, 2007, an additional 250 Takeda sales representatives were added, all of whom are detailing PROVIGIL in the first position. Together with our CNS field sales and sales management teams, we now have nearly 1,200 persons focused on detailing PROVIGIL in the United States.

Our second most significant product in 2006 was ACTIQ® (oral transmucosal fentanyl citrate) [C-II], which comprised approximately 34% of our total consolidated net sales for the year ended December 31, 2006, of which approximately 95% was in the U.S. market. In late September 2006, Barr Laboratories, Inc. entered the U.S. market with a generic version of ACTIQ (“generic OTFC”) pursuant to our license and supply agreement. As a result, ACTIQ sales have been meaningfully eroded by generic OTFC products sold by Barr and by us through our sales agent, Watson Pharmaceuticals, Inc., and we expect this erosion will continue during 2007.

During 2006, two of our products were approved by the U.S. Food and Drug Administration (the “FDA”). In late September 2006, we received FDA approval of our next-generation proprietary pain product, FENTORA™ (fentanyl buccal tablet) [C-II], and launched the product in the United States in early October. FENTORA is indicated for the management of breakthrough pain in patients with cancer who are already receiving and are tolerant to opioid therapy for their underlying persistent cancer pain. We are focusing our longer-term clinical strategy on developing FENTORA for patients with breakthrough pain associated with other conditions, including neuropathic pain and back pain. In October 2006 and January 2007, we announced that data from Phase 3 clinical trials of FENTORA demonstrated efficacy in the management of breakthrough pain in opioid-tolerant patients with chronic low back pain and chronic neuropathic pain, respectively. Pending positive data from an ongoing study in patients with non-cancer breakthrough pain, our goal is to submit a supplemental new drug application (“sNDA”) to the FDA in late 2007. This sNDA would seek to expand the labeled indications for FENTORA beyond breakthrough pain in patients with cancer.

In April 2006, the FDA approved VIVITROL™ (naltrexone for extended-release injectable suspension), and we launched the product in June. VIVITROL is indicated for the treatment of alcohol dependent patients who are able to abstain from alcohol in an outpatient setting and are not actively drinking when initiating treatment. Treatment with VIVITROL should be used in combination with psychosocial support, such as counseling or group therapy. Under the license and collaboration agreement we signed with Alkermes, Inc. in June 2005, Alkermes is responsible for manufacturing commercial supplies of VIVITROL and we have primary responsibility for the marketing and sale of the product.

We also made progress in 2006 toward the approval of NUVIGIL™ (armodafinil) with an anticipated indication for excessive sleepiness. NUVIGIL is a single-isomer version of modafinil, the active ingredient in PROVIGIL. In May 2006, we received an approvable letter from the FDA; we currently expect a final approval decision from the FDA on or before March 31, 2007. The FDA is continuing to evaluate the single case of serious rash reported in a SPARLON™ (modafinil) Tablets [C-IV] clinical study discussed below. We have provided additional information to the FDA to help the agency place this isolated case in the context of the safety profile for modafinil that has been established over more than a decade of commercial use. The reviewing division has not requested any additional information related to NUVIGIL and is working with us to finalize the product’s label. Since NUVIGIL is derived from the active ingredient in PROVIGIL, we expect that the safety information in the PROVIGIL label will be appropriately modified to reflect the safety information in the final NUVIGIL label. NUVIGIL is protected by a composition of matter patent that will expire on December 18, 2023 and covers a novel polymorphic form of armodafinil, the active pharmaceutical ingredient in NUVIGIL.

In March 2006, we announced that the FDA’s Psychopharmacologic Drugs Advisory Committee voted not to recommend approval of SPARLON for the treatment of attention deficit/hyperactivity disorder (“ADHD”) in children and adolescents. This recommendation was the result of concerns expressed by the advisory committee regarding a possible case of Stevens-Johnson syndrome (“SJS”), a rare but serious skin rash condition, in a child who participated in one of the Phase 3 clinical trials. In August 2006, we announced that the FDA had issued a letter indicating that the SPARLON sNDA was “not approvable.” In light of the FDA’s decision, we currently are not pursuing development of SPARLON.

We also have significant discovery research programs focused on developing therapeutics to treat neurological disorders and cancers. Our technology principally focuses on an understanding of kinases and the role they play in cellular survival and proliferation. We have coupled this knowledge with a library of novel, small, synthetic molecules that are orally active and inhibit the activities of specific kinases. We also work with our collaborative partners to provide a more diverse therapeutic breadth and depth to our research efforts.

As a biopharmaceutical company, our future success is highly dependent on obtaining and maintaining patent protection for our products and technology. We intend to vigorously defend the validity, and prevent infringement, of our patents. The loss of patent protection on any of our existing products, whether by third-party challenge, invalidation, circumvention, license or patent expiration, could materially impact our results of operations. In late 2005 and early 2006, we entered into settlement agreements with each of Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Laboratories Limited and Barr. As part of these separate settlements, we agreed to grant to each of these parties a non-exclusive royalty-bearing right to market and sell a generic version of PROVIGIL in the United States. These licenses generally will become effective in April 2012. For more information concerning these settlements, please see “Central Nervous System Disorders—Modafinil Products and Product Candidates—Intellectual Property Position” below.

Our activities and operations are subject to significant government regulations and oversight. In September 2004, we announced that we had received subpoenas from the U.S. Attorney’s Office in Philadelphia. That same month, we received a voluntary request for information from the Office of the Connecticut Attorney General. Both the subpoenas and the voluntary request for information appear to be focused on our sales and promotional practices with respect to ACTIQ, GABITRIL® (tiagabine hydrochloride) and PROVIGIL, including the extent of off-label prescribing of our products by physicians. We are cooperating with the U.S. Attorney’s Office and the Office of the Connecticut Attorney General, are providing documents and other information to both offices in response to these and additional requests and are engaged in ongoing discussions with both parties. These matters may involve the bringing of criminal charges and fines, and/or civil penalties. We cannot predict or determine the outcome of these matters or reasonably estimate the amount or range of amounts of any fines or penalties that might result from a settlement or an adverse outcome. However, a settlement or an adverse outcome could have a material adverse effect on our financial position, liquidity and results of operations.

For the year ended December 31, 2006, our total revenues and net income were $1.8 billion and $144.8 million, respectively. Our revenues from U.S. and European operations are detailed in Note 16 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. While we seek to increase profitability and cash flow from operations, we will need to continue to achieve growth of product sales and other revenues sufficient for us to attain these objectives. The rate of our future growth will depend, in part, upon our ability to obtain and maintain adequate intellectual property protection for our currently marketed products, and to successfully develop or acquire and commercialize new product candidates.

We are a Delaware corporation with our principal executive offices located at 41 Moores Road, P.O. Box 4011, Frazer, Pennsylvania, 19355. Our telephone number is (610) 344-0200 and our web site address is http://www.cephalon.com. Our research and development headquarters are in West Chester, Pennsylvania and we also have offices in Salt Lake City, Utah, suburban Minneapolis-St. Paul, Minnesota, France, the United Kingdom, Denmark, Germany, Italy, the Netherlands, Poland, Spain and Switzerland. We operate manufacturing facilities in France for the production of modafinil, which is used in the production of in PROVIGIL and NUVIGIL. We also have manufacturing facilities in Salt Lake City, Utah, for the production of FENTORA, ACTIQ and generic OTFC for worldwide distribution and sale, and Eden Prairie and Brooklyn Park, Minnesota, for the production of orally disintegrating versions of drugs for pharmaceutical company partners.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available free of charge through the Investor Information section of our web site as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We include our web site address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our web site.

CENTRAL NERVOUS SYSTEM DISORDERS

Our CNS disorders portfolio includes two marketed products: PROVIGIL, for improving wakefulness in patients with excessive daytime sleepiness associated with narcolepsy, obstructive sleep apnea/hypopnea syndrome (“OSA/HS”) and shift work sleep disorder (“SWSD”), and GABITRIL, for use as adjunctive therapy in the treatment of partial seizures in epileptic patients. We also are seeking final approval from the FDA to market NUVIGIL for improving wakefulness in patients with excessive daytime sleepiness associated with narcolepsy, OSA/HS and SWSD; we anticipate final FDA approval by March 31, 2007.

Modafinil Products and Product Candidates

PROVIGIL

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

NUVIGIL

An important focus of our modafinil strategy has been the development of next-generation compounds, including NUVIGIL, a single-isomer formulation of modafinil. In March 2005, we filed a new drug application (“NDA”) with the FDA seeking approval to market NUVIGIL with the same labeled indications as PROVIGIL. In May 2006, we received an approvable letter from the FDA; we currently expect a final approval decision from the FDA on or before March 31, 2007. We are planning to transition our wakefulness franchise to NUVIGIL around 2010, prior to the April 2012 license effectiveness dates under the generic settlement agreements related to PROVIGIL. The FDA is continuing to evaluate the single case of serious rash reported in a SPARLON (modafinil) clinical study. We have provided additional information to the FDA to help the agency place this isolated case in the context of the safety profile for modafinil that has been established over more than a decade of commercial use. The reviewing division has not requested any additional information related to NUVIGIL and is working with us to finalize the product’s label. Since NUVIGIL is derived from the active ingredient in PROVIGIL, we expect that the safety information in the PROVIGIL label will be appropriately modified to reflect the safety information in the final NUVIGIL label.

In Phase 3 clinical trials of 150- and 250-milligram daily doses of NUVIGIL in patients suffering from excessive sleepiness associated with narcolepsy, SWSD or OSA/HS, results indicate that NUVIGIL significantly improves wakefulness and the overall clinical condition of patients as compared to placebo. The 12-week, double-blind, randomized, placebo-controlled Phase 3 studies of approximately 1,000 patients included one study of excessive sleepiness in narcolepsy, one study in SWSD and two studies in OSA/HS. The primary endpoints in each Phase 3 study were measures of objective sleep latency (Maintenance of Wakefulness Test or Multiple Sleep Latency Test) and the physician rating of Clinical Global Impression-Change. These primary endpoints are identical to those studied for the currently approved indications for PROVIGIL. In each Phase 3 study, patients treated with NUVIGIL showed a highly statistically significant improvement on both primary endpoints compared to placebo. In these studies, NUVIGIL was generally well-tolerated. The most commonly observed adverse effects included headache, nausea, dizziness, insomnia and anxiety.

In 2007, we expect to initiate clinical studies of NUVIGIL in bi-polar depression, cognition in schizophrenia and excessive sleepiness and fatigue in conditions such as Parkinson’s Disease and cancer. If the results of any of these studies are positive, we plan to seek an expansion of the labeled indications for NUVIGIL.

Co-Promotion Agreement with Takeda

On June 12, 2006, we entered into a co-promotion agreement with Takeda with respect to PROVIGIL in the United States. Under the co-promotion agreement, 500 Takeda sales representatives began promoting PROVIGIL in the second position to primary care physicians and other appropriate health care professionals in the United States beginning July 1, 2006. Effective January 1, 2007, an additional 250 Takeda sales representatives were added, all of whom are detailing PROVIGIL in the first position. Together with our CNS field sales and sales management teams, we now have nearly 1,200 persons focused on detailing PROVIGIL in the United States. We also have an option to utilize the Takeda sales force for the promotion of NUVIGIL, assuming FDA approval of this product candidate.

The parties have formed a joint commercialization committee to manage the promotion of PROVIGIL. We have retained all responsibility for the development, manufacture, distribution and sale of the product.

The co-promotion agreement has a three-year term. If we undergo a change of control during the three-year term, we have the option to terminate the co-promotion agreement, subject to our obligation to make certain specified payments to Takeda. We pay Takeda a royalty based on certain sales criteria for PROVIGIL and NUVIGIL during the three-year term and, if specified sales levels are reached, during the three calendar years following the expiration of the co-promotion agreement.

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

OSA/HS:   Individuals with OSA/HS experience frequent awakenings, sometimes occurring hundreds of times during the night as a result of blockage of the airway passage, usually caused by the relaxation and collapse of the soft tissue in the back of the throat during sleep. Continuous positive airway pressure (“CPAP”), a medical device that blows air through the nasal passage, is the primary treatment for OSA/HS. However, approximately 30 percent of patients that use CPAP continue to experience excessive sleepiness, for which PROVIGIL may be an appropriate adjunctive treatment.

SWSD:   SWSD is defined as a persistent or recurrent pattern of sleep disruption that leads to excessive sleepiness or insomnia due to a mismatch between the natural circadian sleep-wake pattern and the sleep-wake schedule required by a person’s environment. SWSD particularly affects those who frequently rotate shifts or work at night, which is contrary to the body’s natural circadian rhythms.

Intellectual Property Position

We own various U.S. and foreign patent rights that expire between 2014 and 2015 and cover pharmaceutical compositions and uses of modafinil, specifically, certain particle sizes of modafinil contained in the pharmaceutical composition of PROVIGIL. We also hold rights to other patents and patent applications directed to polymorphs, manufacturing processes, formulations, and uses of modafinil and to next-generation modafinil products. We also own rights to PROVIGIL and other various trademarks for our pharmaceutical products containing the active drug substance modafinil. Ultimately, these patents and patents related to our other products and products candidates might be found invalid if challenged by a third party, or a potential competitor could develop a competing product or product formulation that avoids infringement of these patents.

In late 2005 and early 2006, we entered into settlement agreements with each of Teva, Mylan, Ranbaxy and Barr. As part of these separate settlements, we agreed to grant to each of these parties a non-exclusive royalty-bearing right to market and sell a generic version of PROVIGIL in the United States. These licenses will become effective in April 2012. An earlier entry may occur based upon the entry of another generic version of PROVIGIL. Each of these settlements has been filed with both the United States Federal Trade Commission (the “FTC”) and the Antitrust Division of the Department of Justice (the “DOJ”) as required by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”). The FTC has requested from us, and we have provided, certain information in connection with its review of the PROVIGIL settlements. In July 2006, the FTC requested that we voluntarily submit additional information and documents in connection with its investigation of this matter. We are cooperating fully with this request. The FTC could challenge in an administrative or judicial proceeding any or all of the settlements if they believe that the agreements violate the antitrust laws, although we believe that such a challenge would take years to resolve.

We also are aware of a number of civil antitrust complaints, purportedly filed as class actions, filed by private parties in U.S. District Court for the Eastern District of Pennsylvania, each naming Cephalon, Barr, Mylan, Teva and Ranbaxy as co-defendants and claiming, among other things, that the patent litigation settlements concerning PROVIGIL violate the antitrust laws of the United States and certain state laws. The proposed consolidated class action complaints have been designated by plaintiffs, each of which seeks to certify separate, purported classes of plaintiffs: direct purchasers of PROVIGIL, and consumers and other indirect purchasers of PROVIGIL. The plaintiffs in both cases are seeking monetary damages and/or equitable relief. Separately, in June 2006, Apotex, Inc., a subsequent abbreviated new drug application (“ANDA”) filer seeking FDA approval of a generic form of modafinil, filed suit against us also in the U.S. District Court for the Eastern District of Pennsylvania alleging similar violations of antitrust laws and state law. Apotex asserts that the PROVIGIL settlement agreements improperly prevent it from obtaining FDA approval of its ANDA, and seeks monetary and equitable remedies, including a declaratory judgment that our U.S. Patent No. RE37,516 (the “‘516 Patent”) is invalid and unenforceable. We filed a motion to dismiss the Apotex case in late September 2006. We believe that both the purported class action cases and the Apotex case are without merit. While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

In early August 2006, we entered into a settlement agreement with Carlsbad Technology, Inc. and its development partner, Watson, which we understand has the right to commercialize the Carlsbad modafinil product if approved by FDA. As part of this settlement, we agreed to grant to Watson a non-exclusive royalty-bearing right to market and sell a generic version of PROVIGIL in the United States. This license will become effective on or after April 6, 2012, subject to applicable regulatory considerations. An earlier entry may occur based upon the entry of another generic version of PROVIGIL. This agreement has been filed with both the FTC and the DOJ, as required by the Medicare Modernization Act.

In late November 2005 and March 2006, we received notice that Caraco Pharmaceutical Laboratories, Ltd. and Apotex, respectively, also filed Paragraph IV ANDAs with the FDA in which each firm is seeking to market a generic form of PROVIGIL. We have not filed a patent infringement lawsuit against either Caraco or Apotex as of the filing date of this report, although Apotex has filed suit against us, as described above.

With respect to NUVIGIL, we successfully obtained issuance of a U.S. patent in November 2006 claiming the Form I polymorph of armodafinil, the active drug substance in NUVIGIL. This patent is currently set to expire in 2023. Foreign patent applications directed to the use of the Form I polymorph of armodafinil in treating sleep disorders are pending in Europe and elsewhere. We also own composition of matter patents covering armodafinil that are set to expire in May 2007 in the United States and that expired in January 2007 outside the United States. In addition, the particle size patent described above for PROVIGIL also covers NUVIGIL. Assuming success in attaining FDA approval for this compound in March 2007, we would expect to receive a three year period of marketing exclusivity (until early 2010). In addition, assuming this same timetable for approval, we would anticipate that the term of this patent would be extended under the Hatch-Waxman Act until approximately early 2010. If we perform an additional clinical study of this product in pediatric patients, the FDA could grant us six months of exclusivity beyond the expiration of the patent and the three-year period of marketing exclusivity (until early 2010). We intend to perform such a study once a mutually agreed upon clinical protocol is reached with the FDA. We also hold rights to other patent applications directed to other polymorphic forms of armodafinil and to the manufacturing process related to armodafinil. We also hold rights to the NUVIGIL trademark.

Manufacturing and Product Supply

At our manufacturing facility in Mitry-Mory, France, we produce modafinil for use in the production of PROVIGIL and NUVIGIL. We also have third party agreements with four companies to supply us with modafinil (which requirements include certain minimum purchase requirements) and two companies to supply us with finished commercial supplies of PROVIGIL. With respect to NUVIGIL, we have two third parties who will manufacture the active drug substance armodafinil and one qualified manufacturer of finished supplies of NUVIGIL tablets. We also are preparing to qualify an additional manufacturer to provide active drug substance and finished product following FDA approval of NUVIGIL. We seek to maintain inventories of active drug substance and finished products to protect against supply disruptions. Any future change in manufacturers or manufacturing processes requires regulatory approval.

Competition

With respect to PROVIGIL, and, if approved, NUVIGIL, there are several other products used for the treatment of excessive sleepiness or narcolepsy in the United States. Many of these products, including methylphenidate products such as RITALIN® by Novartis Pharma AG, have been available for a number of years and are available in inexpensive generic forms. We also are aware of numerous companies seeking to develop products to treat excessive sleepiness.

GABITRIL

GABITRIL is a selective GABA (gamma-aminobutyric acid) reuptake inhibitor approved for use as adjunctive therapy in the treatment of partial seizures in epileptic patients. Epilepsy is a chronic disorder characterized by seizures that cause sudden, involuntary, time-limited alteration in behavior, including changes in motor activities, autonomic functions, consciousness or sensations, and accompanied by an abnormal electrical discharge in the brain. We currently have worldwide product rights to GABITRIL, excluding Canada and Latin America, and we market GABITRIL in the United States, France, the United Kingdom and Germany, among other countries. We have one third-party manufacturer of the active drug substance in GABITRIL and finished commercial supplies of the product in the United States and one third-party manufacturer of the active drug substance and finished commercial supplies outside the United States.

While applicable laws and regulations prevent us from promoting our products for uses beyond those contained in the approved label, our analysis of prescription data in the United States for GABITRIL indicates that many physicians have elected to prescribe the product to treat conditions outside of its currently labeled indication. In February 2005, working with the FDA, we updated our prescribing information for GABITRIL to include a bolded warning describing the risk of new onset seizures in non-induced patients without epilepsy. Following this update, we actively communicated this risk to physicians and otherwise limited our sales and marketing efforts for GABITRIL. These actions have led to a decrease in prescriptions and sales of GABITRIL.

In June 2006, we announced that data from our Phase 3 clinical program evaluating GABITRIL for the treatment of generalized anxiety disorder (“GAD”) did not reach statistical significance on the primary study endpoints. We have no plans to continue further study of GABITRIL for the treatment of GAD or any other disease or disorder.

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

There are four U.S. composition-of-matter patents covering the currently approved product: a patent claiming tiagabine, the active drug substance in GABITRIL; a patent claiming crystalline tiagabine hydrochloride monohydrate and its use as an anti-epileptic agent; a patent claiming the pharmaceutical formulation and a patent claiming anhydrous crystalline tiagabine hydrochloride and processes for its preparation. These patents currently are set to expire in 2011, 2012, 2016 and 2017, respectively. Supplemental Protection Certificates based upon corresponding foreign patents covering this product are set to expire in 2011. We also hold rights to the GABITRIL trademark.

PAIN

Our pain therapeutics portfolio currently includes three marketed products, FENTORA, ACTIQ and generic OTFC, focused on treating breakthrough cancer pain. One of the most challenging components of cancer pain is breakthrough pain. Breakthrough pain is a transitory flare of moderate to severe pain that “breaks through” the medication patients use to control their persistent pain. Breakthrough cancer pain typically develops rapidly, can reach maximum intensity in three to five minutes and typically lasts for 30 to 60 minutes. Breakthrough pain may be related to a specific activity, or may occur spontaneously and unpredictably. Cancer patients who suffer from breakthrough pain may suffer a number of episodes every day. Breakthrough pain can have a profound impact on an individual’s physical and psychological well-being and is often associated with a more severe and difficult to treat pain condition.

While applicable laws and regulations prevent us from promoting our product for uses beyond those contained in the approved label, our analysis of prescription data for FENTORA and ACTIQ in the United States indicated that many physicians have elected to prescribe these products to treat conditions outside their respective labeled indications.

FENTORA

We received FDA approval of FENTORA in late September 2006 and launched the product in the United States in early October. FENTORA is indicated for the management of breakthrough pain in patients with cancer who are already receiving and are tolerant to opioid therapy for their underlying persistent cancer pain. FENTORA is the first and only buccal tablet approved for this indication.

FENTORA delivers fentanyl, a powerful, Schedule II opioid analgesic, through the oral mucosa (the lining of the mouth) utilizing our proprietary, enhanced absorption technology, ORAVESCENT®. The sugar-free FENTORA tablet is placed between the upper cheek and gum above a rear molar tooth. When it comes into contact with saliva, FENTORA’s delivery system generates a reaction leading to the release of carbon dioxide. It is believed that transient pH changes accompanying this reaction may optimize how well the tablet dissolves and how quickly the medicine passes across the buccal mucosa.

In clinical trials, FENTORA was generally well tolerated. Most adverse events occurring with FENTORA are typical opioid side effects. The most serious adverse events associated with all opioids are respiratory depression (potentially leading to apnea or respiratory arrest), circulatory depression, hypotension, and shock. The most common (greater than or equal to 10 percent) adverse events observed in clinical trials of FENTORA were nausea, vomiting, application site abnormalities, fatigue, anemia, dizziness, constipation, edema, asthenia, dehydration and headache. Most side effects were mild to moderate in severity.

We are focusing our longer-term clinical strategy on developing FENTORA for patients with breakthrough pain associated with other conditions, including neuropathic pain and back pain. In October 2006 and January 2007, we announced that data from Phase 3 clinical trials of FENTORA demonstrated efficacy in the management of breakthrough pain in opioid-tolerant patients with chronic low back pain and chronic neuropathic pain, respectively. Pending positive data from an ongoing study in patients with non-cancer breakthrough pain, our goal is to submit a sNDA to the FDA in late 2007. This sNDA would seek to expand the labeled indications for FENTORA beyond breakthrough pain in patients with cancer.

ACTIQ/Generic OTFC

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

ACTIQ uses an oral transmucosal delivery system (“OTS®”) to deliver fentanyl citrate, a powerful, Schedule II opioid analgesic. The OTS delivery system consists of a drug matrix that is mounted on a handle. It is designed to achieve rapid absorption of fentanyl through the oral mucosa and into the bloodstream, with pain relief that may begin within 15 minutes. ACTIQ is available in six dosage strengths to allow individualization of dosing. Side effects of ACTIQ are typical of opioid products and include somnolence, nausea, vomiting and dizziness. The greatest risk from improper use of ACTIQ, as with all opioid-based products, is the potential for respiratory depression, which can be life-threatening. We market ACTIQ under a comprehensive risk management program of educational and safe use messages that inform health care professionals, patients and their families of proper use, storage, handling and disposal of the product.

To secure FTC clearance of our acquisition of CIMA LABS INC., we agreed to license to Barr our U.S. rights to intellectual property necessary to manufacture and market a generic OTFC. The rights we granted to Barr became effective on September 5, 2006 and Barr entered the United States market with generic OTFC on September 27, 2006. On this same date, we also entered the market with a generic OTFC. We are utilizing Watson as our sales agent in this effort. As a result, ACTIQ sales have been meaningfully eroded by generic OTFC products sold by Barr and by us through Watson and we expect this erosion will continue during 2007.

Under our agreement with Barr, we also agreed to sell to Barr generic OTFC for resale in the United States until the earlier of such time that Barr is able to gain FDA approval of its ANDA or September 2009. Barr has invoked this supply option and we have been manufacturing generic OTFC for Barr since the launch of the product in September 2006. Under the agreement, we are responsible for delivering bulk units to Barr and Barr is responsible for all packaging and labeling of the product. In addition, we have agreed to forbear from asserting any remaining patent rights in ACTIQ against other parties beginning on March 5, 2007.

Intellectual Property Position

FENTORA:   We own patents and/or patent applications covering formulation, method of treatment and manufacturing for FENTORA expiring between 2019 and 2024. Upon FDA approval for this product, we also received a three-year period of marketing exclusivity that extends until September 2009. We also hold rights to the FENTORA trademark.

ACTIQ:   The U.S. patents covering the currently approved compressed powder pharmaceutical composition and the method for administering fentanyl via this composition expired in September 2006. As described above, we have licensed to Barr our U.S. rights to intellectual property necessary to manufacture and market a generic OTFC. Corresponding patents covering the current formulation of ACTIQ in foreign countries generally expire between 2009 and 2010. Our patent protection with respect to the ACTIQ formulation we sold in the United States prior to June 2003 expired in May 2005.

Other issued patents and pending patent applications in the United States and foreign countries that are owned or licensed by us are directed to various formulations (including a sugar-free formulation), processes for manufacturing the product, methods of using the product and disposable containers required by the FDA to be provided as part of the product. We also hold the rights to the ACTIQ trademark.

Manufacturing and Product Supply

At our facility in Salt Lake City, Utah, we manufacture FENTORA, ACTIQ and generic OTFC for our sale in the United States and international markets. We also currently are manufacturing generic OTFC bulk units for Barr. In August 2006, we completed a nearly $70 million, two-year capital expansion project at our Salt Lake City facility to increase our manufacturing and packaging capacity with respect to FENTORA, ACTIQ and generic OTFC.

Fentanyl, the active ingredient in FENTORA, ACTIQ and generic OTFC, is a Schedule II controlled substance under the Controlled Substances Act. Our purchases of fentanyl for use in the production of FENTORA, ACTIQ and generic OTFC are subject to quota that is approved by the U.S. Drug Enforcement Administration (“DEA”). Supply disruption could result from delays in obtaining DEA approvals or the receipt of approvals for quantities of fentanyl that are insufficient to meet current or projected product demand. The quota system also limits our ability to build inventories as a method of insuring against possible supply disruptions. While we currently have available fentanyl quota to produce ACTIQ and generic OTFC, in the future we could face shortages of quota that could negatively impact our ability to supply product to Barr or to produce ACTIQ or our generic OTFC product. If we are unable to provide product to Barr, it is possible that either Barr or the FTC could claim that such a failure would constitute a breach of our agreements with these parties.

Competition

Both long-acting and short-acting formulations are prescribed to treat cancer pain. Persistent pain is typically treated by around-the-clock administration of long- or short-acting opioids. Breakthrough cancer pain is usually treated with a short-acting product, such as FENTORA, ACTIQ or generic OTFC, that is used in conjunction with an around-the-clock formulation.

Long-acting products, which have a slower onset and longer duration of action relative to FENTORA, ACTIQ and generic OTFC, are commonly prescribed to treat persistent pain. Three long-acting opioid analgesics and their generic equivalents currently marketed for chronic pain dominate this market: Johnson & Johnson’s DURAGESIC® and Purdue Pharmaceuticals’ OXYCONTIN® and MS-CONTIN®. Persistent cancer pain also is treated with short-acting opioid tablets, capsules and elixirs, as well as quick-acting invasive opioid delivery systems (i.e., intravenous, intramuscular and subcutaneous), many of which have been available for many years and are available in inexpensive generic form.

The overwhelming majority of prescriptions written to treat breakthrough cancer pain are for short-acting opioids other than FENTORA, ACTIQ or generic OTFC, such as morphine and combination products (with acetaminophen and oxycodone or hydrocodone), as well as quick-acting opioids delivered via invasive delivery systems. In some cases, physicians also may attempt to manage breakthrough pain by increasing the dose of a long-acting opioid.

We are aware of numerous companies developing other technologies for rapid delivery of opioids to treat breakthrough pain, including transmucosal, transdermal, nasal spray, and inhaled delivery systems, among others. If these technologies are successfully developed and approved over the next few years, they could represent significant competition for FENTORA, ACTIQ and generic OTFC.

The existence of generic OTFC has and will likely continue to impact sales of ACTIQ and could negatively impact the growth of FENTORA. Since the launch of generic OTFC in September 2006, ACTIQ sales have been meaningfully eroded and we expect this erosion will continue during 2007. In addition, sales of our own generic OTFC could be significantly impacted by the entrance into the market of additional generic OTFC products, which could occur at any time.

ONCOLOGY

Our U.S. oncology portfolio includes one marketed product and two product candidates to treat patients with hematologic cancers: TRISENOX®, an intravenous arsenic-based targeted therapy currently marketed in the U.S., as well as in Europe; CEP-701 (lestaurtinib), an oral small molecule tyrosine kinase inhibitor; and TREANDA® (bendamustine hydrochloride), a multi-functional hybrid cytotoxic. In Europe, we have two commercialized oncology products in our portfolio: MYOCET® (liposomal doxorubicin), a cardio-protective chemotherapy agent used to treat late-stage breast cancer and TARGRETIN® (bexarotene), a treatment for cutaneous T-cell lymphoma. In addition, we market and sell ABELCET® (amphotericin B lipid complex), an anti-fungal product used by cancer patients.

TRISENOX

In July 2005, we acquired substantially all of the assets related to the TRISENOX injection business from Cell Therapeutics, Inc. TRISENOX was approved for marketing in the United States and Europe in 2000 and 2002, respectively, for the treatment of patients with relapsed or refractory acute promyelocytic leukemia (“APL”), a life threatening hematologic cancer. APL is one of eight subtypes of acute myeloid or myelogenous leukemia (“AML”). According to the American Cancer Society, approximately 12,000 patients are diagnosed with AML in the United States every year, 10 to 15 percent of whom will have the APL subtype. Research indicates that approximately 10 to 30 percent of patients with APL will not respond to, or will relapse from, first-line therapy.

TRISENOX is a highly purified salt of arsenic, a natural element. TRISENOX appears to have multiple targets and mechanisms of antileukemic activity; it degrades a protein that causes abnormal levels of immature white blood cells while simultaneously forcing immature cancer cells to self-destruct through a process called programmed cell death or apoptosis. Apoptosis is a normal part of a cell’s life cycle. Because cancer is often associated with a malfunction of the normal process of apoptosis, drugs that can induce apoptosis offer the hope of affecting cancer cells more selectively without the typical toxic side effects of conventional treatments. Direct induction of apoptosis represents a relatively new method of killing tumor cells that is different than the majority of conventional cancer drugs. As a result, in addition to its use as a single-agent therapy, TRISENOX may work well when administered in combination with other cancer therapies to produce more durable response rates.

In January 2007, the National Cancer Institute and one of its Cooperative Clinical Trial Groups announced positive results from a clinical trial using TRISENOX in newly diagnosed patients with APL. According to the NCI, the results of the trial showed that adult patients with previously untreated APL who had standard chemotherapy to induce remission of their disease, and who then received TRISENOX to maintain remission, had significantly better event-free survival and better overall survival than those who received only standard chemotherapy. We are continuing to investigate uses of TRISENOX, as a single agent or in combination with other treatments, to treat APL and other forms of hematologic cancers.

Intellectual Property Position

We have a license to patents and patent applications covering methods of treating APL with the active ingredient arsenic trioxide that protect this product until 2018. TRISENOX is also protected by orphan drug exclusivity until 2007. We also hold rights to the TRISENOX trademark.

Manufacturing and Product Supply

We have one third-party manufacturer that produces the active drug substance arsenic trioxide for us and two third-party manufacturers that provide finished commercial supplies of TRISENOX to us in the United States and Europe. We seek to maintain inventories of active drug substance and finished commercial supplies to protect against supply disruptions.

Competition

The pharmaceutical market for the treatment of patients with relapsed or refractory APL is served by a number of available therapeutics, such as VESANOID® by Roche in combination with chemotherapy.

CEP-701

CEP-701 is under development as a treatment for flt-3-mutated AML, a hematologic cancer characterized by uncontrolled growth of myeloid cells of the blood and bone marrow. According to the American Cancer Society, in 2007, an estimated 12,700 people in the United States will be diagnosed with AML and approximately 9,000 people will die from AML. Approximately 25 to 30 percent of AML patients have a flt-3 genetic mutation that is associated with a poorer prognosis for relapse and survival.

We are currently conducting a Phase 2/3 study of approximately 200 patients with AML who bear a flt-3 activating mutation at first relapse from standard induction chemotherapy. In December 2005, we announced that the preliminary data of 44 patients in this study suggest that chemotherapy followed by the oral compound CEP-701 may offer a clinical benefit compared to chemotherapy alone. A clinical response has been achieved in all patients who showed an 85 percent or greater inhibition of flt-3 activity and baseline cellular sensitivity to CEP-701. Patients with low flt-3-inhibitory activity or cells insensitive to CEP-701 had a very low rate of clinical response. These data suggest that there may be the potential to predict which patients will respond positively to CEP-701. Preliminary safety analyses indicate that CEP-701 is generally well tolerated, with only a modest increase in gastrointestinal events such as nausea and dyspepsia reported.

As of December 31, 2006, 112 patients have been randomly assigned to one of two treatment arms in the Phase 2/3 clinical trial: standard chemotherapy alone, or chemotherapy followed two days later by a daily 80-mg orally administered dose of CEP-701, continued for up to 113 days. We are targeting late 2007 for the completion of this study, with an NDA submission planned for early 2008. We also are planning to initiate studies of CEP-701 in patients with myeloproliferative disorder in 2007. CEP-701 is not presently indicated or approved by the FDA for the treatment of any disease.

Intellectual Property Position

We have a license to a composition of matter patent directed to CEP-701 that is set to expire in 2008 in the United States. If we are successful in attaining FDA approval for this compound in 2008, we would anticipate that the term of this patent would be extended under the Hatch-Waxman Act until 2013. In addition, assuming this same timetable for approval, we would expect to receive a five year New Chemical Entity period of marketing exclusivity (until 2013). In April 2006, the FDA granted orphan drug designation for CEP-701 for the treatment of AML. The orphan drug designation will provide a seven-year period of marketing exclusivity for the treatment of AML with CEP-701 from the date of final FDA marketing approval of CEP-701. We also hold rights to other patent applications directed to methods of treatment, formulations and polymorphs for CEP-701.

Competition

If approved, CEP-701 would compete with a number of available therapeutics, particularly those that are indicated for the treatment of hematologic cancers. We understand that Novartis and Millennium Pharmaceuticals are each developing drugs with a similar mechanism of action.

TREANDA

We obtained the rights to market TREANDA in June 2005. TREANDA is an investigational therapeutic under development for the treatment of indolent (slowly progressing) non-Hodgkin’s lymphoma (“NHL”). According to the National Cancer Institute, NHL is the sixth most prevalent cancer in the United States. NHL occurs when lymphatic cells divide too much and too fast. Growth control is lost, and the lymphatic cells may overcrowd, invade and destroy lymphoid tissues and spread to other organs. There are two broad subtypes of NHL—indolent, also referred to as slow growing or low-grade, and aggressive. Indolent disease may “transform” into a more aggressive condition. According to the American Cancer Society, there were almost 63,000 new cases of NHL in the U.S. in 2007; nearly 19,000 die from the disease annually.

TREANDA is a novel hybrid cytotoxic alkylating agent that differs from conventional compounds in its apparent multi-functional mechanism of action. In addition to killing cells by damaging their DNA and triggering apoptosis—which is typical of alkylating agents—researchers demonstrated that TREANDA also causes the disruption of cell division. Bendamustine hydrochloride is currently marketed in Germany by a third party for the treatment of NHL, chronic lymphocytic leukemia (CLL), multiple myeloma, metastatic breast cancer and other solid tumors.

In a Phase 2 study of patients with advanced indolent NHL who were previously exposed to multiple courses of therapy, 74 percent responded to TREANDA, including 35 percent with a complete response. All study participants had progressive disease after prior treatment with the antibody therapy rituximab (Rituxan®); a subgroup also had not responded to traditional alkylating agents. Rituximab and alkylators are commonly prescribed to treat NHL. In another Phase 2 study, TREANDA in combination with rituximab in patients with refractory and relapsed NHL produced a high overall response rate (87 percent) with minimal toxicity and no hair loss. We are conducting a Phase 3 trial of TREANDA in indolent NHL refractory to rituximab at sites in the United States and Canada and are targeting study completion for late 2007. If results from this study are positive, we would expect to file an NDA for TREANDA in the fourth quarter of 2007. We also are planning to study TREANDA for the treatment of CLL, mantle cell lymphoma and small cell lung cancer.

Intellectual Property Position

We own method of treatment and formulation patent applications that, if issued, we expect will protect this product until 2025 and 2026, respectively. In addition, we expect to receive a five year New Chemical Entity exclusivity which prevents the FDA from accepting an ANDA for this product for a period of five years from the date of approval (four years if the ANDA contains a Paragraph IV certification). We also own rights to the TREANDA trademark.

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

ADDICTION

Our addiction therapeutic focus currently consists of one product, VIVITROL. In June 2006, we launched VIVITROL, which was approved by the FDA in April 2006. VIVITROL is indicated for alcohol dependent patients who are able to abstain from alcohol in an outpatient setting and are not actively drinking when initiating treatment. Treatment with VIVITROL should be used in combination with psychosocial support, such as counseling or group therapy. VIVITROL utilizes Alkermes’ proprietary Medisorb® drug delivery technology in a once-a-month injectable formulation of naltrexone. Naltrexone is a FDA-approved drug that is currently available in daily oral dosage form for the treatment of alcohol dependence and for the blockade of effects of exogenously administered opioids.

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

A VIVITROL injection provides continuous medication for one month; therefore, patients do not need to make a decision to take their medication every day. VIVITROL works by binding to opioid receptors in the brain. Although the mechanism responsible for the reduction in alcohol consumption observed with VIVITROL treatment is not entirely understood, preclinical data suggests that occupation of the opioid receptors results in the blockade of the neurotransmitters in the brain that are believed to be involved with alcohol dependence. This blockade may result in the reduction in alcohol consumption observed in patients treated with VIVITROL.

License and Collaboration Agreement with Alkermes

In June 2005, we entered into a license and collaboration agreement with Alkermes to develop and commercialize VIVITROL in the United States for the treatment of alcohol dependence. Under the terms of the collaboration agreement, we made an initial payment of $160 million to Alkermes and an additional $110 million payment following FDA approval of VIVITROL. Alkermes could receive up to an additional $220 million in milestone payments that are contingent on attainment of certain agreed-upon sales levels of VIVITROL. We have formed a joint commercialization team with Alkermes, and the parties will share responsibility for developing the commercial strategy for VIVITROL. We have primary responsibility for all marketing and sale efforts and currently have approximately 135 persons focused on the marketing and sale of VIVITROL; Alkermes is augmenting this effort with a team of 28 managers of market development. Alkermes also is responsible for manufacturing the supply of VIVITROL. Until December 31, 2007, Alkermes is responsible for any cumulative losses up to $120 million and we are responsible for any cumulative losses in excess of $120 million. Pre-tax profit, as adjusted for certain items, and losses incurred after December 31, 2007 will be split equally between the parties. We began recognizing revenue for VIVITROL effective in the third quarter of 2006.

In October 2006, we amended the existing license and collaboration agreement with Alkermes to provide that we would be responsible for our own VIVITROL-related costs during the period August 1, 2006 through December 31, 2006 and, for that period, such costs will not be chargeable to the collaboration and against the $120 million cumulative loss cap. The parties also amended the existing supply agreement to provide that we will purchase from Alkermes two VIVITROL manufacturing lines (and related equipment). At December 31, 2006, we incurred approximately $25.4 million related to the construction of these two manufacturing lines. We expect to incur up to an additional $45.6 million for certain future capital improvements related to these two manufacturing lines. We also have granted Alkermes an option, exercisable after two years, to purchase these manufacturing lines at the then-current net book value of the assets.

Intellectual Property Position

Through our collaboration with Alkermes, we have a license to several U.S. patents and patent applications directed to VIVITROL that will expire between 2013 and 2024. Most of the patents and patent applications are directed generally to the processes involved in the Alkermes microsphere technology, while several are directed to the naltrexone drug product and to the injectable solution. We also hold rights to the VIVITROL trademark in the United States.

Manufacturing and Product Supply

Concurrent with the execution of the collaboration agreement, we entered into a supply agreement, as amended as described above, under which Alkermes will provide to us finished commercial supplies of VIVITROL. Alkermes has limited experience in manufacturing products for commercial sale. If Alkermes is unable to continue to successfully manufacture VIVITROL at commercial scale, there could be a shortage in supply of such product, which would have a negative impact on sales of VIVITROL. In addition, Alkermes is responsible for the entire supply chain for VIVITROL, including the sourcing of raw materials and active pharmaceutical agents from third parties. Any issues with its supply sources could have an adverse effect on the commercial prospects for VIVITROL.

Competition

VIVITROL faces competition from CAMPRAL by Forest Laboratories and currently marketed drugs also formulated from naltrexone, such as REVIA® by Duramed Pharmaceuticals, NALOREX® by Bristol-Myers Squibb and DEPADE® by Mallinckrodt. Other pharmaceutical companies are investigating product candidates that have shown some promise in treating alcohol dependence and that, if approved by the FDA, would compete with VIVITROL.

EUROPEAN OPERATIONS

Commercial Products

We market and sell over 25 products in nearly 20 European markets. For the year ended December 31, 2006, aggregate net sales in Europe accounted for approximately 16% of our total consolidated net sales. In 2006, our five largest products in terms of net product sales in Europe were SPASFON® (phloroglucinol), PROVIGIL, MYOCET, ACTIQ and ABELCET. Together, these products accounted for 64% of our total European net sales.

Following our acquisition of Zeneus in December 2005, we now have the sales, marketing, regulatory and clinical infrastructure necessary to grow our commercial presence in Europe and we have supplemented our growing presence in oncology. We have a strong presence in the five key European pharmaceutical markets: France, Germany, Italy, Spain and the United Kingdom.

The following is a summary of the most significant products we market and sell in Europe as of December 31, 2006:

Product	Indication	Key Market(s)
ABELCET (amphotericin B lipid complex)(1)	Anti-fungal	France, Germany, Italy, Spain, U.K.
ACTIQ (oral transmucosal fentanyl citrate)	Breakthrough cancer pain	France, Germany, U.K.
FONZYLANE® (buflomedil)	Cerebral vascular disorders	France
GABITRIL (tiagabine hydrochloride)	Partial seizures	France, Germany, U.K.
MYOCET (liposomal doxorubicin)	Late stage breast cancer	France, Germany, Italy, Spain, U.K.
NAXY® and MONO-NAXY® (clarithromycin)(2)	Antibiotic	France
PROVIGIL (modafinil)(3)	Excessive sleepiness associated with narcolepsy and certain other conditions	France, Germany, U.K.
SPASFON® (phloroglucinol)	Biliary/urinary tract spasm and irritable bowel syndrome	France
TARGRETIN (bexarotene)(4)	Cutaneous T-cell lymphoma	France, Germany, U.K.

(1)             ABELCET is licensed from Bristol Myers Squibb.

(2)             NAXY and MONO-NAXY are licensed from Abbott France.

(3)             Marketed under the name MODIODAL® (modafinil) in France and under the name VIGIL® (modafinil) in Germany.

(4)             TARGRETIN is licensed from Ligand Pharmaceuticals.

In early 2006, we and Novartis agreed to terminate our exclusive collaboration arrangement established in November 2000. Under this collaboration agreement, we had marketed PROVIGIL, TEGRETOL® (carbamazepine), RITALIN® (methylphenidate), ANAFRANIL® (clomipramine) and LIORESAL® (baclofen) in the United Kingdom and had shared with Novartis the earnings from sales of the four Novartis products and PROVIGIL in the United Kingdom.

Manufacturing Operations

At our manufacturing facility in Mitry-Mory, France, we produce modafinil, which is used in the production of PROVIGIL and NUVIGIL. We manufacture certain other products at this facility and at our other facilities in France for sale in Europe and also perform warehousing, packaging and distribution activities for certain products sold in France and other export territories from these facilities. NAXY, MONO-NAXY, MYOCET, ABELCET, TARGRETIN and GABITRIL are among our European products that are manufactured for us by third party manufacturers. For these and most of our other European products, we depend on single sources for the manufacture of both the active drug substances contained in our products and for finished commercial supplies.

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

RESEARCH AND DEVELOPMENT

In addition to ongoing clinical programs supporting our marketed products, our research and development efforts focus primarily on two therapeutic areas: disorders of the central nervous system and cancers. For many years, our research efforts were targeted at a family of CNS disorders termed “Neurodegenerative disorders,” which include Alzheimer’s and Parkinson’s Diseases, among others. These disorders are characterized by the death of neurons, the specialized conducting cells of the nervous system, which, in turn, results in the loss of many functions, including memory, mood and motor coordination. We have recently expanded our therapeutic and research interests in CNS disorders and are exploring new therapeutic approaches in sleep medicine, psychiatry, pain, ADHD and cognition.

Our efforts in oncology grew from our interests in understanding pathways involved in cell survival and death. Cancers are characterized by the uncontrolled survival and proliferation of cells that form tumors. Our research has focused on kinases, key intracellular messenger systems integral to cellular integrity, cellular proliferation and survival. We have developed a proprietary library of novel, small, orally-active synthetic kinase inhibitors that specifically target key kinases involved in tumor growth, the inhibition of which can promote tumor regression.

We expect these approaches in CNS and oncology to provide a risk balanced, expanded pipeline of therapeutic opportunity in the future.

CNS Disorders

Within the category of CNS disorders, our research programs in neurodegenerative diseases have been the foundation on which to grow our overall research strategies. The objective of this work was to discover therapies that would halt the progress of neurodegenerative disease.  We identified the stress activated protein kinase pathway as integral to the cell death process, targeting the mixed lineage kinase family as integral to this process. We identified and developed proprietary compounds, like CEP-1347, that are efficacious in preclinical models of disease. As research in neurodegeneration is relatively high risk given how little is known about disease etiology and progression, we have taken advantage of what we have learned from the commercialization of products in sleep medicine, pain and psychiatry to compliment and balance our ongoing discovery efforts targeting unique GPCR’s (G-Protein Coupled Receptors), proteins that represent the targets through which many CNS drugs act. This research is focused on discovering the next generation of medicines to treat psychiatric, cognitive and sleep disorders and pain.

Oncology

Our current oncology research program includes two main therapeutic targets: solid tumors, which are associated with a broad range of cancers, and hematological cancers, including AML and multiple myeloma.

In normal tissues, cellular proliferation is balanced by cellular death. Generally, both processes are controlled in part by a class of molecules (known as growth factors) that bind to cell surface receptors (many of which are kinases). Kinases control the lifecycle of a cell by regulating when it should replicate, cease replication, perform its functions in a healthy state, or undergo programmed cell death. In cancer, the normal mechanisms of cell death are either blocked or overactive, allowing cells to escape programmed death and leaving cell proliferation unchecked.

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

Our researchers also are investigating the Tie-2 receptor kinase as an anti-angiogenic target. The Tie-2 receptor kinase works in concert with VEGF receptor systems to form new blood vessels. Inhibition of this kinase also may become another important weapon used to fight tumor angiogenesis.

From this research, a potential drug candidate has been identified incorporating both of these important mechanisms. Pre-clinical development activities are underway with the expectation of initiating human trials of this candidate in 2007.

Hematological Cancers

Hematologic (blood) cancers such as leukemia, lymphoma and multiple myeloma continue to have a significant impact on human life. Hematologic cancers arise due to errors in the genetic information of an immature blood cell. As a consequence of these errors, the cell’s development is arrested so that it does not mature further, but is instead replicated over and over again, resulting in a proliferation of abnormal blood cells that eventually crowd out and destroy normal blood cells.

For patients suffering from AML, a malignant cancer that originates in the bone marrow cells, there is an uncontrolled proliferation of myeloid cells of the blood and bone marrow. The lack of normal white cells impairs the body’s ability to fight infections. A shortage of platelets results in bruising and easy bleeding. According to the American Cancer Society, in 2006, approximately 12,000 people in the United States will be diagnosed with AML, making it the most common form of adult leukemia and the second most common childhood leukemia.

Our researchers, with our collaborators, found that in a subset of patients, their AML is caused by a mutation in a kinase called flt-3. Normally, flt-3 is involved in the growth and maturation of healthy blood cells. In AML patients with flt-3 mutations, the cell signaling pathways promote uncontrolled cell growth. Our compound, CEP-701, has been shown to block the signaling ability of the mutant flt-3 kinase in preclinical studies. We are currently conducting Phase 2/3 clinical trials with CEP-701 in combination with current standard of care therapies, to study its effect in patients suffering from AML.

In addition, we are actively pursuing the development of novel inhibitors of the proteosome, a multifunctional protease integral to normal cellular functioning. Clinical and pre-clinical studies provide a strong rationale for the utility of proteosome inhibitors in hematological cancers. We have identified proprietary proteosome inhibitors that in preclinical models of cancer display greater efficacy and tolerability than currently available therapies. Clinical investigations of one of these inhibitors are expected to begin in 2007.

Neurotrophic Factors

Under a collaboration with Chiron Corporation that was terminated in February 2001, we conducted clinical trials using IGF-I, also known as MYOTROPHIN® (mecasermin) Injection, in patients in North America and Europe suffering from amyotrophic lateral sclerosis (ALS). ALS is a fatal disorder of the nervous system characterized by the chronic, progressive degeneration of motor neurons, which leads to muscle weakness, muscle atrophy and, eventually, to the patient’s death. In February 1997, we submitted an NDA to the FDA for approval to market MYOTROPHIN in the United States for the treatment of ALS. In May 1998, the FDA issued a letter stating that the NDA was “potentially approvable,” under certain conditions. We do not believe those conditions can be met without conducting an additional Phase 3 clinical study, and we have no plans to conduct such a study at this time. However, certain physicians have obtained governmental and non-governmental funding to be used to conduct such a study. We have agreed with these physicians to allow reference to our IND and have agreed to supply MYOTROPHIN in quantities sufficient for them to conduct the study in exchange for the right to use any clinical data generated by such study in support of FDA approval of our pending NDA. These physicians commenced the study in mid-2003 and enrollment was completed in August 2005. The study should be completed in mid-2007. Even if positive, the results of this study may not be sufficient to obtain regulatory approval to market the product. Furthermore, we do not have a source for finished commercial supply of MYOTROPHIN in the event regulatory approval is obtained.

Other Discovery Research Efforts

Since our inception, we have been engaged in research to discover innovative medicines. This research has resulted in the discovery of compounds that could potentially be useful in treating important clinical conditions beyond those for which we have active development programs. In these and other cases, we often seek to establish collaborative partnerships with companies whose clinical development and marketing capabilities will maximize the value of these discoveries. For example, we have a collaboration with Euroscreen s.a. to discover and develop small molecule therapeutics targeting G-Protein Coupled Receptors, or GPCR, a family of receptors that play a major role in cell signaling. We are working with Pharmacopeia Drug Discovery, Inc. to identify new chemical entities as candidates for drug development in various therapeutic areas. We also have a collaboration with AMBIT Biosciences Inc, a biotechnology company with specialized technology in interrogating the kinome, that portion of the human genome that codes for protein kinases, that we believe will amplify and enhance our internal discovery programs  These collaborations strengthen our internal efforts to provide a more diverse therapeutic breadth and depth to our research efforts. In addition, we sponsor a number of external research collaborations with academic laboratories to compliment our internal expertise.

Drug Delivery Research and Development

We pursue collaborative relationships with pharmaceutical companies that leverage the capabilities of these partners with our drug delivery and manufacturing capabilities to deliver new products incorporating our ORASOLV® or DURSOLV® orally disintegrating drug delivery technologies or our ORAVESCENT® drug delivery technology. Revenues from these arrangements consist of net sales of manufactured products to partners, product development and licensing fees and royalties, and totaled approximately 3.9% of our total consolidated revenue for the year ended December 31, 2006. We currently collaborate with many partners, including AstraZeneca, Novartis, Organon, Schering-Plough and Wyeth.

We have three manufacturing lines at our Eden Prairie, Minnesota facility for product requiring blister packaging and a manufacturing line at our Brooklyn Park, Minnesota facility for bottled product. We also have granulation and taste masking capabilities at our Eden Prairie facility. We believe that our production capacity will be adequate to meet our partners’ needs for the foreseeable future.

Drug delivery technologies have been developed for a variety of therapeutic compounds, improving safety, efficacy, ease of patient use and patient compliance. In addition, drug delivery technologies can be used to expand markets for existing products, as well as to develop new products. We have focused our research and development efforts on developing new product applications using two primary drug delivery technologies: Orally Disintegrating Tablet (“ODT”) technologies and Oral Transmucosal (“OTM”) technologies.

ODT technology has emerged as an important drug delivery technology that enables tablets to disintegrate quickly in the mouth without the use of water or chewing. ODT may improve compliance with a prescribed drug regimen, may improve dosing accuracy relative to liquid formulations and often is preferred by patients to conventional tablets and other formulations. Our two primary ODT technologies are ORASOLV® and DURASOLV®. Our ORASOLV technology incorporates taste masked active drug ingredients in orally disintegrating tablets. The low level of compaction pressure applied to ORASOLV tablets allows higher porosity, faster disintegration time and larger amounts of taste masked active drug ingredients to be compressed into the tablets. The U.S. patent for our ORASOLV technology expires in 2010.

Our DURASOLV technology uses higher compaction forces than ORASOLV to produce orally disintegrating tablets incorporating active drug ingredients in a more durable orally disintegrating tablet. Due to their greater durability, DURASOLV tablets are easier to handle and package, and may cost less to produce and package. The U.S. patents for our DURASOLV technology expire in 2018.

In addition to our ORASOLV and DURASOLV technologies, we continue to develop our LYOC® technology to create ODT using freeze drying methods to manufacture tablets. We have a fully dedicated LYOC manufacturing site in Nevers, France, which we expect to expand to increase capacity. Once complete, we will have additional capacity for both in-house and third party manufacturing. We currently manufacture and sell several drugs in France using our LYOC technology, including SPASFON LYOC®, PARALYOC®, PROXALYOC® and LOPERAMIDE LYOC®.

OTM technologies are designed to increase the absorption of active drug ingredients across the mucosal membranes lining the oral cavity, gastrointestinal tract and colon. In the area of OTM technologies, we are investing in research and development of our proprietary ORAVESCENT technologies. Our ORAVESCENT drug delivery technologies include ORAVESCENT SL for drug delivery under the tongue (“sublingual”) and ORAVESCENT BL for drug delivery between the gum and the cheek (“buccal”). The U.S. patents for our ORAVESCENT technology begin to expire in 2019. In addition to our ORAVESCENT technologies, we continue to assess the potential uses of certain other proprietary buccal delivery systems in several therapeutic areas in which we focus.

CUSTOMERS

Our principal customers are wholesale drug distributors. These customers comprise a significant part of the distribution network for all pharmaceutical products in the United States. Three large wholesale drug distributors, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, control a significant share of this network. These three wholesale customers, in the aggregate, accounted for 71% of our total consolidated gross sales for the year ended December 31, 2006. The loss or bankruptcy of any of these customers could have an adverse affect on our results of operation and financial condition.

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

Promising data from preclinical and clinical trials are submitted to the FDA in an NDA for marketing approval and to foreign regulatory authorities under applicable requirements. Preparing an NDA or foreign application involves considerable data collection, verification, analyses and expense, and there can be no assurance that the applicable regulatory authority will accept the application or grant an approval on a timely basis, if at all. The marketing or sale of pharmaceuticals in the United States may not begin without FDA approval. The approval process is affected by a number of factors, including primarily the safety and efficacy demonstrated in clinical trials and the severity of the disease. Regulatory authorities may deny an application if, in their sole discretion, they determine that applicable regulatory criteria have not been satisfied or if, in their judgment, additional testing or information is required to ensure the efficacy and safety of the product. One of the conditions for initial marketing approval, as well as continued post-approval marketing, is that a prospective manufacturer’s quality control and manufacturing procedures conform to the current Good Manufacturing Practice regulations of the regulatory authority. In complying with these regulations, a manufacturer must continue to expend time, money and effort in the area of production, quality control and quality assurance to ensure full compliance. Manufacturing establishments, both foreign and domestic, also are subject to inspections by or under the authority of the FDA and by other federal, state, local or foreign agencies. Discovery of previously unknown problems with a product or manufacturer may result in restrictions on such product or manufacturer, including withdrawal of the product from the market.

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

In the United States, the Orphan Drug Act provides incentives to drug manufacturers to develop and manufacture drugs for the treatment of rare diseases, currently defined as diseases that affect fewer than 200,000 individuals in the United States, or for a disease that affects more than 200,000 individuals in the United States, where the sponsor does not realistically anticipate its product becoming profitable. For example, the FDA has designated CEP-701 as an orphan drug for use in treating AML, because this disease currently affects fewer than 200,000 individuals in the United States. Under the Orphan Drug Act, a manufacturer of a designated orphan product can seek certain tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity for that product for the orphan indication. While the marketing exclusivity of an orphan drug would prevent other sponsors from obtaining approval of the same drug compound for the same indication unless the subsequent sponsors could demonstrate clinical superiority or a market shortage occurs, it would not prevent other sponsors from obtaining approval of the same compound for other indications or the use of other types of drugs for the same use as the orphan drug. Orphan drug designation generally does not confer any special or preferential treatment in the regulatory review process. The U.S. Congress has considered, and may consider in the future, legislation that would restrict the duration or scope of the market exclusivity of an orphan drug and, thus, we cannot be sure that the benefits of the existing statute will remain in effect. Additionally, we cannot be sure that other governmental regulations applicable to our products will not change.

In addition to the market exclusivity period under the Orphan Drug Act, the U.S. Drug Price Competition and Patent Term Restoration Act of 1984 permits a sponsor to petition for an extension of the term of a patent for a period of time following the initial FDA approval of an NDA. The statute specifically allows a patent owner acting with due diligence to extend the term of the patent for a period equal to one-half the period of time elapsed between the approval of the IND and the filing of the corresponding NDA, plus the period of time between the filing of the NDA and FDA approval, up to a maximum of five years of patent term extension. Any such extension, however, cannot extend the patent term beyond a maximum term of fourteen years following FDA approval and is subject to other restrictions. Additionally, under this statute, five years of marketing exclusivity is granted for the first approval of a New Chemical Entity (“NCE”). During this period of exclusivity, an ANDA or a 505(b)(2) application cannot be submitted to the FDA for a drug product equivalent or identical to the NCE. An ANDA is the application form typically used by manufacturers seeking approval of a generic version of an approved drug. There is also a possibility that Congress will revise the underlying statute in the next few years, which may affect these provisions in ways that we cannot foresee. Additionally, the FDA regulates the labeling, storage, record keeping, advertising and promotion of prescription pharmaceuticals. Drug manufacturing establishments must register with the FDA and list their products with the FDA.

The Controlled Substances Act imposes various registration, record-keeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products. A principal factor in determining the particular requirements of this act, if any, applicable to a product is its actual or potential abuse profile. A pharmaceutical product may be listed as a Schedule II, III, IV or V substance, with Schedule II substances considered to present the highest risk of substance abuse and Schedule V substances the lowest. Modafinil, the active drug substance in PROVIGIL, has been scheduled under the Controlled Substances Act as a Schedule IV substance. Schedule IV substances are subject to special handling procedures relating to the storage, shipment, inventory control and disposal of the product.

Fentanyl, the active ingredient in FENTORA, ACTIQ and generic OTFC, is a Schedule II controlled substance. Schedule II substances are subject to even stricter handling and record keeping requirements and prescribing restrictions than Schedule III or IV products. In addition to federal scheduling, PROVIGIL, FENTORA, ACTIQ and generic OTFC are subject to state controlled substance regulation, and may be placed in more restrictive schedules than those determined by the DEA and FDA. However, to date, neither modafinil nor fentanyl has been placed in a more restrictive schedule by any state.

In addition to the statutes and regulations described above, we also are subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other federal, state and local regulations.

LEGAL MATTERS

For a summary of legal matters, see Note 13 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

EMPLOYEES

As of December 31, 2006, we had a total of 2,895 full-time employees, of which 2,088 were employed in the United States and 807 were located at our various facilities in Europe. We believe that we have been successful in attracting skilled and experienced personnel; however, competition for such personnel is intense.

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

A significant portion of our revenue is derived from our two largest products, and our future success will depend on the continued growth and acceptance of PROVIGIL and the growth of FENTORA.

For the year ended December 31, 2006, approximately 34% and 43% of our total consolidated net sales were derived from sales of ACTIQ and PROVIGIL, respectively. In September 2006, Barr entered the market with generic OTFC. Since that time, we have experienced meaningful erosion of ACTIQ sales in the United States and we expect this will continue during 2007. For FENTORA, which we launched in the fourth quarter of 2006 as our next-generation pain product, we cannot be sure that it will achieve projected levels of growth. With respect to PROVIGIL, we cannot be certain that it will continue to be accepted in its market. Specifically, the following factors, among others, could affect the level of market acceptance of these products:

•       a change in the perception of the healthcare community of the safety and efficacy of the products, both in an absolute sense and relative to that of competing products;

•       the level and effectiveness of our sales and marketing efforts and, with respect to PROVIGIL, those of Takeda;

•       any unfavorable publicity regarding these or similar products;

•       the price of the products relative to other competing drugs or treatments, including the impact of the availability of generic OTFC on market acceptance of FENTORA;

•       any changes in government and other third-party payer reimbursement policies and practices; and

•       regulatory developments affecting the manufacture, marketing or use of these products, including, for example, any changes to the PROVIGIL label resulting from the SPARLON clinical studies and the finalization of the NUVIGIL label.

Any adverse developments with respect to the sale or use of PROVIGIL or FENTORA could significantly reduce our product revenues and have a material adverse effect on our ability to generate net income and positive net cash flow from operations.

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

PROVIGIL / NUVIGIL

The U.S. composition of matter patent for modafinil expired in 2001. We own U.S. and foreign patent rights that expire between 2014 and 2015 and cover pharmaceutical compositions and uses of modafinil, specifically, certain particle sizes of modafinil contained in the pharmaceutical composition of PROVIGIL. With respect to NUVIGIL, we successfully obtained issuance of a U.S. patent in November 2006 claiming the Form I polymorph of armodafinil, the active drug substance in NUVIGIL. This patent is currently set to expire in 2023. Foreign patent applications directed to the use of the Form I polymorph of armodafinil in treating sleep disorders are pending in Europe and elsewhere. Ultimately, these patents might be found invalid as the result of a challenge by a third party, or a potential competitor could develop a competing product or product formulation that avoids infringement of these patents. While we intend to vigorously defend the validity of these patents and prevent infringement, these efforts will be both expensive and time consuming and, ultimately, may not be successful. The loss of patent protection for PROVIGIL would significantly and negatively impact future PROVIGIL sales.

As of the filing date of this Annual Report on Form 10-K, we are aware of seven ANDAs on file with the FDA for pharmaceutical products containing modafinil. Each of these ANDAs contains a Paragraph IV certification in which the ANDA applicant certified that the U.S. particle-size modafinil patent covering PROVIGIL either is invalid or will not be infringed by the ANDA product. In March 2003, we filed a patent infringement lawsuit against four companies—Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals, Inc., Ranbaxy Laboratories Limited and Barr Laboratories, Inc.—based upon the ANDAs filed by each of these companies with the FDA seeking approval to market a generic form of modafinil. We believe that these four companies were the first to file ANDAs with Paragraph IV certifications and thus are eligible for the 180-day exclusivity provided by the provisions of the Federal Food, Drug and Cosmetic Act.

In late 2005 and early 2006, we entered into settlement agreements with each of these four defendants. As part of these separate settlements, we agreed to grant to each of Teva, Mylan, Ranbaxy and

Barr a non-exclusive royalty-bearing right to market and sell a generic version of PROVIGIL in the United States. These licenses will become effective in April 2012. An earlier entry may occur based upon the entry of another generic version of PROVIGIL. Each of these settlements, as well as the ACTIQ settlement agreement described below, has been filed with both the FTC and the Antitrust Division of the DOJ as required by the Medicare Modernization Act. The FTC has requested from us, and we have provided, certain information in connection with its review of the settlements. In July 2006, the FTC requested that we voluntarily submit additional information and documents in connection with its investigation of the PROVIGIL settlements. We are cooperating fully with this request. The FTC could challenge in an administrative or judicial proceeding any or all of the settlements if they believe that the agreements violate the antitrust laws, although we believe that such a challenge would take years to resolve.

We also are aware of a number of civil antitrust complaints, purportedly filed as class actions, filed by private parties in U.S. District Court for the Eastern District of Pennsylvania, each naming Cephalon, Barr, Mylan, Teva and Ranbaxy as co-defendants and claiming, among other things, that the patent litigation settlements concerning PROVIGIL violate the antitrust laws of the United States and certain state laws. The proposed consolidated class action complaints have been designated by plaintiffs, each of which seeks to certify separate, purported classes of plaintiffs: direct purchasers of PROVIGIL, and consumers and other indirect purchasers of PROVIGIL. The plaintiffs in both cases are seeking monetary damages and/or equitable relief. Separately, in June 2006, Apotex, Inc., a subsequent ANDA filer seeking FDA approval of a generic form of modafinil, filed suit against us also in the U.S. District Court for the Eastern District of Pennsylvania alleging similar violations of antitrust laws and state law. Apotex asserts that the PROVIGIL settlement agreements improperly prevent it from obtaining FDA approval of its ANDA, and seeks monetary and equitable remedies, including a declaratory judgment that our U.S. Patent No. RE37,516 (the “‘516 Patent”) is invalid and unenforceable. We filed a motion to dismiss the Apotex case in late September 2006. We believe that both the purported class action cases and the Apotex case are without merit. While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

In early 2005, we also filed a patent infringement lawsuit against Carlsbad Technology, Inc. based upon the Paragraph IV ANDA filed related to modafinil that Carlsbad filed with the FDA. In August 2006, we entered into a settlement agreement with Carlsbad and its development partner, Watson Pharmaceuticals, Inc., which we understand has the right to commercialize the Carlsbad modafinil product if approved by FDA. As part of this settlement, we agreed to grant to Watson a non-exclusive royalty-bearing right to market and sell a generic version of PROVIGIL in the United States. This license will become effective on or after April 6, 2012, subject to applicable regulatory considerations. An earlier entry may occur based upon the entry of another generic version of PROVIGIL. This agreement has been filed with both the FTC and DOJ, as required by the Medicare Modernization Act.

In November 2005 and March 2006, we received notice that Caraco Pharmaceutical Laboratories, Ltd. and Apotex, Inc., respectively, also filed Paragraph IV ANDAs with the FDA in which each firm is seeking to market a generic form of PROVIGIL. We have not filed patent infringement lawsuits against either Caraco or Apotex as of the filing date of this report, although Apotex has filed suit against us, as described above.

ACTIQ

With respect to ACTIQ, the U.S. patents covering the currently marketed compressed powder pharmaceutical composition and methods for administering fentanyl via this composition expired on September 5, 2006. Corresponding patents in foreign countries are set to expire between 2009 and 2010. Our patent protection with respect to the ACTIQ formulation we sold prior to June 2003 expired in May 2005.

Under two separate agreements with Barr Laboratories, Inc., we licensed to Barr our U.S. rights to any intellectual property related to ACTIQ. The rights we granted to Barr became effective on September 5, 2006 and Barr entered the market with generic OTFC on September 27, 2006. As a result, ACTIQ sales have been meaningfully eroded and we expect this erosion will continue during 2007. Moreover, sales of our own generic OTFC could be significantly impacted by the entrance into the market of additional generic OTFC products, which could occur at any time.

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

•       restrictions on our ability to enter into strategic relationships; and

•       criminal prosecution.

Over the past few years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities, including the DOJ and various U.S. Attorney’s Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the FTC and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the Food, Drug and Cosmetic Act, the False Claims Act, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with off-label promotion of products, pricing and Medicare and/or Medicaid reimbursement.

Because of the broad scope and complexity of these laws and regulations, the high degree of prosecutorial resources and attention being devoted to the sales practices of pharmaceutical companies by law enforcement authorities, and the risk of potential exclusion from federal government reimbursement programs, numerous companies have determined that it is highly advisable that they enter into settlement agreements in these matters, particularly those brought by federal authorities and even where such companies believe the investigations are without merit. Companies that have chosen to settle these alleged violations have typically paid multi-million dollar fines to the government and agreed to abide by corporate integrity agreements.

In September 2004, we announced that we had received subpoenas from the U.S. Attorney’s Office in Philadelphia. That same month, we received a voluntary request for information from the Office of the Connecticut Attorney General. Both the subpoenas and the voluntary request for information appear to be focused on Cephalon’s sales and promotional practices with respect to ACTIQ, GABITRIL and PROVIGIL, including the extent of off-label prescribing of our products by physicians. We are cooperating with the U.S. Attorney’s Office and the Office of the Connecticut Attorney General, are providing documents and other information to both offices in response to these and additional requests and are engaged in ongoing discussion with both parties. These matters may involve the bringing of criminal charges and fines, and/or civil penalties. We cannot predict or determine the outcome of these matters or reasonably estimate the amount or range of amounts of any fines or penalties that might result from a settlement or an adverse outcome. However, a settlement or an adverse outcome could have a material adverse effect on our financial position, liquidity and results of operations.

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

In addition, because our products PROVIGIL, FENTORA, ACTIQ and generic OTFC and our product candidate NUVIGIL contain active ingredients that are controlled substances, we are subject to regulation by the DEA and analogous foreign organizations relating to the manufacture, shipment, sale and use of the applicable products. These regulations also are imposed on prescribing physicians and other third parties, making the storage, transport and use of such products relatively complicated and expensive. With the increased concern for safety by the FDA and the DEA with respect to products containing controlled substances and the heightened level of media attention given to this issue, it is possible that these regulatory agencies could impose additional restrictions on marketing or even withdraw regulatory approval for such products. In addition, adverse publicity may bring about a rejection of the product by the medical community. If the DEA, FDA or a foreign medical authority withdrew the approval of, or placed additional significant restrictions on the marketing of any of our products, our ability to promote our products and product sales could be substantially affected.

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

The manufacture, supply and distribution of pharmaceutical products, both inside and outside the United States, is highly regulated and complex. We, and the third parties we rely upon for the manufacturing and distribution of our products, must comply with all applicable regulatory requirements of the FDA and foreign authorities, including current Good Manufacturing Practice (“cGMP”) regulations.

We also must comply with all applicable regulatory requirements of the DEA and analogous foreign authorities for certain of our products that contain controlled substances. The DEA also has authority to grant or deny requests for quota of controlled substances such as the fentanyl citrate that is the active ingredient in ACTIQ. Under our license and supply agreement with Barr, we are obligated to sell generic OTFC to Barr for its resale in the United States. While we currently have available fentanyl quota to produce ACTIQ and generic OTFC, in the future we could face shortages of quota that could negatively impact our ability to supply product to Barr or to produce ACTIQ or our generic OTFC product. If we are unable to provide product to Barr, it is possible that either Barr or the FTC could claim that such a failure would constitute a breach of our agreements with these parties.

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

With respect to VIVITROL, Alkermes is obligated to provide to us finished commercial supplies of the product under the terms of a supply agreement. We cannot be sure that they will be able to continue to successfully manufacture VIVITROL at a commercial scale in a timely or economical manner. If Alkermes is unable to successfully manufacture VIVITROL, the commercial prospects for the product could be impacted. In addition, Alkermes is responsible for the entire supply chain for VIVITROL, including the sourcing of raw materials and active pharmaceutical agents from third parties. Any issues with its supply sources could impair its ability to supply VIVITROL under the supply agreement and have a material adverse effect on the commercial prospects for VIVITROL.

As our products are used commercially, unintended side effects, adverse reactions or incidents of misuse may occur that could result in additional regulatory controls, changes to product labeling, adverse publicity and reduced sales of our products.

During research and development, the use of pharmaceutical products, such as ours, is limited principally to clinical trial patients under controlled conditions and under the care of expert physicians. The widespread commercial use of our products could identify undesirable or unintended side effects that have not been evident in our clinical trials or the commercial use as of the filing date of this report. For example, in February 2005, working with the FDA, we updated our prescribing information for GABITRIL to include a bolded warning describing the risk of new onset seizures in non-induced patients without epilepsy. In addition, in patients who take multiple medications, drug interactions could occur that can be difficult to predict. Additionally, incidents of product misuse, product diversion or theft may occur, particularly with respect to products such as FENTORA, ACTIQ and PROVIGIL, which contain controlled substances. More recently, an FDA Advisory Committee reviewing SPARLON expressed concern regarding a possible case of SJS in a child who participated in one of the Phase 3 clinical trials. In light of the FDA’s ongoing review of our NUVIGIL NDA, we expect that the safety information in the

PROVIGIL label will be appropriately modified to reflect the final NUVIGIL label and we are in discussions with the FDA to reach agreement on the final safety language.

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

Our long-term prospects, particularly with respect to the growth of our future sales and earnings, depend to a large extent on our ability to obtain FDA approval for our product candidates, including NUVIGIL. There can be no assurance that our applications to market our product candidates will be reviewed in a timely manner or that our applications will be approved by the FDA on the basis of the data contained in the applications. Should approval be granted to market a product candidate, there can be no assurance that we will be able to successfully commercialize the product or achieve a profitable level of sales. With respect to NUVIGIL, we do not know whether we will succeed in obtaining final regulatory approval to market NUVIGIL or, if approved, what level of market acceptance NUVIGIL may achieve.

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

Nearly all of our indebtedness outstanding contain restricted conversion prices that are either below or close to our stock price as of the date of the filing of this Form 10-K. As a result, certain of our convertible notes have been classified as current liabilities on our consolidated balance sheet at December 31, 2006. Under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. As of the filing date of this report, we do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time. If we do not have sufficient funds available to repay the principal balance of notes presented for conversion, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

Our research and development and marketing efforts are often dependent on corporate collaborators and other third parties who may not devote sufficient time, resources and attention to our programs, which may limit our efforts to develop and market potential products.

To maximize our growth opportunities, we have entered into a number of collaboration agreements with third parties. For example, in the United States, we have an agreement with Takeda under which it will co-promote PROVIGIL for up to three years. Our ability to increase PROVIGIL sales in the future will depend to a significant degree on the efforts of our partner. If Takeda fails to meet its obligations under the co-promotion agreement, is ineffective in its efforts, or determines to terminate the agreement prior to the end of its term, the growth of PROVIGIL sales could be materially and negatively impacted.

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

The conditions that our products treat, and some of the other disorders for which we are conducting additional studies, are currently treated with many drugs, several of which have been available for a number of years or are available in inexpensive generic forms. With respect to PROVIGIL, and, if approved, NUVIGIL, there are several other products used for the treatment of excessive sleepiness or narcolepsy in the United States, including methylphenidate products such as RITALIN® by Novartis, and in our other territories, many of which have been available for a number of years and are available in inexpensive generic forms. With respect to FENTORA, we face competition from numerous short-and long-acting opioid products, including three products—Johnson & Johnson’s DURAGESIC® and Purdue Pharmaceutical’s OXYCONTIN® and MS-CONTIN®—that dominate the market. In addition, we are aware of numerous other companies developing other technologies for rapidly delivering opioids to treat breakthrough pain that will compete against FENTORA. In addition, it is possible that the existence of generic OTFC could negatively impact the growth of FENTORA. With respect to ACTIQ, generic competition from Barr has meaningfully eroded branded ACTIQ sales and impacted sales of our own generic OTFC through Watson. Our generic sales also could be significantly impacted by the entrance into the market of additional generic OTFC products. With respect to VIVITROL, we face competition from CAMPRAL® and oral naltrexone. With respect to TRISENOX, the pharmaceutical market for the treatment of patients with relapsed or refractory APL is served by a number of available therapeutics, such as VESANOID® by Roche in combination with chemotherapy.

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

In the pharmaceutical business, the research and development process generally takes 12 years or longer, from discovery to commercial product launch. During each stage of this process, there is a substantial risk of failure. Preclinical testing and clinical trials must demonstrate that a product candidate is safe and efficacious. The results from preclinical testing and early clinical trials may not be predictive of results obtained in subsequent clinical trials, and these clinical trials may not demonstrate the safety and efficacy necessary to obtain regulatory approval for any product candidates. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. For ethical reasons, certain clinical trials are conducted with patients having the most advanced stages of disease and who have failed treatment with alternative therapies. During the course of treatment, these patients often die or suffer other adverse medical effects for reasons that may not be related to the pharmaceutical agent being tested. Such events can have a negative impact on the statistical analysis of clinical trial results.

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

The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future. For example, from January 1, 2006 through February 15, 2007 our common stock traded at a high price of $82.92 and a low price of $51.58. Negative announcements, including, among others:

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

During 2007, we expect to expand our SAP® implementation to include additional capabilities. This expansion will require changes to certain aspects of our existing system of internal controls over financial reporting. Due to the number of controls to be examined, both with respect to this phase of the implementation and our other internal controls over financial reporting, the complexity of our processes, and the subjectivity involved in determining the effectiveness of controls, we cannot be certain that, in the future, all of our controls will continue to be considered effective by management or, if considered effective by our management, that our auditors will agree with such assessment.

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

Historically, a portion of our revenues and expenses has been earned and incurred, respectively, in currencies other than the U.S. dollar. For the year ended December 31, 2006, approximately 17% of our revenues were denominated in currencies other than the U.S. dollar. We translate revenues earned and expenses incurred into U.S. dollars at the average exchange rate applicable during the relevant period. A weakening of the U.S. dollar would, therefore, increase both our revenues and expenses. Fluctuations in the rate of exchange between the U.S. dollar and the euro and other currencies may affect period-to-period comparisons of our operating results. Historically, we have not hedged our exposure to these fluctuations in exchange rates.

Our customer base is highly concentrated.

Our principal customers are wholesale drug distributors. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. Three large wholesale distributors, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, control a significant share of this network. These three wholesaler customers, in the aggregate, accounted for 71% of our total consolidated gross sales for the year ended December 31, 2006. Fluctuations in the buying patterns of these customers, which may result from seasonality, wholesaler buying decisions or other factors outside of our control, could significantly affect the level of our net sales on a period to period basis. Because of this, the amounts purchased by these customers during any quarterly or annual period may not correlate to the level of underlying demand evidenced by the number of prescriptions written for such products, as reported by IMS Health Incorporated. Furthermore, the loss or bankruptcy of any of these customers could materially and adversely affect our results of operations and financial condition.

We are involved, or may become involved in the future, in legal proceedings that, if adversely adjudicated or settled, could materially impact our financial condition.

As a biopharmaceutical company, we are or may become a party to litigation in the ordinary course of our business, including, among others, matters alleging employment discrimination, product liability, patent or other intellectual property rights infringement, patent invalidity or breach of commercial contract. In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could significantly impact results of operations and financial condition. We currently are vigorously defending ourselves against certain litigation matters in addition to those matters specifically described in Note 13 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. While we currently do not believe that the settlement or adverse adjudication of these other litigation matters would materially impact our results of operations or financial condition, the final resolution of these matters and the impact, if any, on our results of operations, financial condition or cash flows is unknown but could be material.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

We lease our corporate headquarters, which is located in Frazer, Pennsylvania and consists of approximately 190,000 square feet of administrative office space. We own approximately 160,000 square feet of research and office space in West Chester, Pennsylvania, at the site of our former corporate headquarters. We also lease approximately 215,000 square feet of office, administrative, research and warehouse space that is near our Frazer and West Chester facilities. In Salt Lake City, Utah, we own approximately 200,000 square feet of manufacturing, warehousing and laboratory space and lease approximately 123,000 square feet for administrative, research and pilot plant functions. At our facilities in Eden Prairie and Brooklyn Park, Minnesota, we own approximately 200,000 square feet of space, most of which is dedicated to our manufacturing and warehousing operations.

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

ITEM 3.                LEGAL PROCEEDINGS

The information set forth in Note 13 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to the vote of security holders during the fourth quarter of 2006.

Executive Officers of the Registrant

The names, ages and positions held by our executive officers as of the filing date of this Annual Report on Form 10-K are as follows:

Name	Age	Position
Frank Baldino, Jr., Ph.D.	53	Chairman and Chief Executive Officer
J. Kevin Buchi	51	Executive Vice President and Chief Financial Officer
Peter E. Grebow, Ph.D.	60	Executive Vice President, Worldwide Technical Operations
John E. Osborn	49	Executive Vice President, General Counsel and Secretary
Robert P. Roche, Jr.	51	Executive Vice President, Worldwide Pharmaceutical Operations
Lesley Russell, MB.Ch.B., MRCP.	46	Executive Vice President, Worldwide Medical and Regulatory Operations
Carl A. Savini	57	Executive Vice President and Chief Administrative Officer
Jeffry L. Vaught, Ph.D.	56	Executive Vice President and President, Research and Development

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

Mr. Buchi joined Cephalon in March 1991 and has held the position of Chief Financial Officer since 1996. Between 1985 and 1991, Mr. Buchi served in a number of financial positions with E.I. du Pont de Nemours and Company. Mr. Buchi received a master of management degree from the J.L. Kellogg Graduate School of Management, Northwestern University in 1982. Mr. Buchi serves as a member of the board of directors of Lorus Therapeutics Inc., a publicly-traded Canadian biotechnology company, and Encysive Pharmaceuticals Inc., a publicly-traded pharmaceutical company.

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

Mr. Osborn joined Cephalon in March 1997 and was appointed Senior Vice President, General Counsel and Secretary in 1998, and Executive Vice President in 2006. From 1992 to 1997, Mr. Osborn was employed by The DuPont Merck Pharmaceutical Company, most recently as Vice President and Associate General Counsel. Prior to that, he served in the George H.W. Bush administration with the U.S. Department of State, practiced corporate law in Boston with the firm of Hale and Dorr, and clerked for a U.S. Court of Appeals judge. He holds a visiting research appointment in politics at Princeton University, and has been elected to membership in the American Law Institute and the Council on Foreign Relations. Mr. Osborn is a member of the board of governors of the East-West Center in Honolulu, an education and research organization established by the U.S. Congress to study the Asia Pacific region and its relationship with the United States. He also serves as a member of the board of directors of Incept BioSystems, Inc., a privately-held biomedical device company in Ann Arbor, Michigan. Mr. Osborn earned a law degree from the University of Virginia and a master’s degree in international public policy from The Johns Hopkins University.

Mr. Roche joined Cephalon in January 1995 and has served as Executive Vice President, Worldwide Pharmaceutical Operations since February 2005. From November 2000 to February 2005, Mr. Roche was Senior Vice President, Pharmaceutical Operations. In June 1999, he was appointed to Senior Vice President of Sales and Marketing, and prior to that was Vice President, Sales and Marketing. Previously, Mr. Roche served as Director and Vice President, Worldwide Strategic Product Development, for SmithKline Beecham’s central nervous system and gastrointestinal products business, and held senior marketing and management positions with that company in the Philippines, Canada and Spain. Mr. Roche serves as a member of the board of directors of LifeCell Corporation, a publicly-traded biotechnology company. Mr. Roche graduated from Colgate University and received a master of business administration degree from The Wharton School, University of Pennsylvania.

Dr. Russell joined Cephalon in January 2000, and since November 2006, has served as Executive Vice President, Worldwide Medical and Regulatory Operations. Dr. Russell was Senior Vice President, Worldwide Medical and Regulatory Operations from August 2006 to October 2006, Senior Vice President of Worldwide Clinical Research from February 2005 to August 2006, and Vice President, Clinical Research prior to such time. From July 1996 to January 2000, Dr. Russell was employed by US Bioscience Inc./ MedImmune Oncology, most recently as Vice President Clinical Research. In that capacity, Dr. Russell was responsible for directing and implementing the clinical programs in oncology and HIV research. Prior to this, Dr. Russell was a Clinical Research Physician at Eli Lilly UK where she focused on oncology clinical programs. Before joining the pharmaceutical industry, Dr. Russell studied in Hematology/Oncology at Royal Infirmary of Edinburgh, and Royal Hospital for Sick Children Edinburgh UK and was a Research Fellow at University of Edinburgh Faculty of Medicine. Dr. Russell received MB.Ch.B. from University of Edinburgh, Scotland, Faculty of Medicine and is a member of the Royal College of Physicians, UK.

Mr. Savini joined Cephalon in June 1993, was appointed Senior Vice President in 1999, and has served as Executive Vice President and Chief Administrative Officer since February 2006. Mr. Savini has served in various capacities with the Company, including Senior Vice President, Administration and Senior Vice President, Human Resources. From 1983 to 1993, Mr. Savini was employed by Bristol-Myers Squibb Company and from 1981 to 1983 he was employed by Johnson & Johnson’s McNeil Pharmaceuticals. Mr. Savini graduated from The Pennsylvania State University and received a master of business administration degree from La Salle College.

Dr. Vaught joined Cephalon in August 1991, and since that time has been responsible for directing Cephalon’s research operations. He currently serves as Executive Vice President and President, Research and Development. Prior to joining Cephalon, Dr. Vaught was employed by the R. W. Johnson Pharmaceutical Research Institute, a subsidiary of Johnson & Johnson. Dr. Vaught received a Ph.D. in pharmacology from the University of Minnesota.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the NASDAQ Stock Market under the symbol “CEPH.” The following table sets forth the range of high and low sale prices for the common stock as reported on the NASDAQ Stock Market for the periods indicated below.

	High	Low
2005
First Quarter	$52.24	$45.44
Second Quarter	47.54	37.35
Third Quarter	48.75	38.24
Fourth Quarter	66.92	43.50
2006
First Quarter	$82.92	$59.55
Second Quarter	68.40	51.58
Third Quarter	67.25	53.70
Fourth Quarter	78.38	61.42

As of February 15, 2007 there were 537 holders of record of our common stock. On February 15, 2007, the last reported sale price of our common stock as reported on the NASDAQ Stock Market was $75.22 per share.

We have not paid any dividends on our common stock since our inception and do not anticipate paying any dividends on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities

Period	Total Number of Shares of Common Stock Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Stock that May Yet Be Purchased Under the Plans or Programs
October 1–31, 2006	—	$—	—	—
November 1–30, 2006	—	—	—	—
December 1–31, 2006	54,791	72.72	—	—
December 1–31, 2006	1,823,847	71.02	—	—
Total	1,878,638	$71.07	—	—

(1)          This column reflects the following transactions during the fourth quarter of 2006: (i) the surrender to Cephalon of 54,791 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees and (ii) the receipt of 1,823,847 shares associated with the exchange of $436.9 million aggregate principal of our convertible notes and concurrent termination of a portion of the convertible note hedge and warrant agreements. For a description of these notes, see Note 10 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(2)          Price paid per share is a weighted average based on the closing price of our common stock on the various vesting dates.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives information about our common stock that may be issued upon the exercise of stock options, warrants and rights under all of our existing equity compensation plans as of December 31, 2006, including the 1987 Stock Option Plan (which expired in 1997) (the “1987 Plan”), the 2004 Equity Compensation Plan (the “2004 Plan”) and the 2000 Equity Compensation Plan for Employees and Key Advisors (the “2000 Plan”).

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	(c) Number of Securities Remaining Available for Future Issuance (Excludes Securities Reflected in Column (a))(2)
Equity compensation plans approved by stockholders	5,823,382	(3)	$46.19	1,005,019
Equity compensation plans not approved by stockholders(4)	2,549,088		$59.85	76,475
Total	8,372,470		$50.35	1,081,494

(1)          The foregoing does not include stock options assumed under the Anesta Corp. 1993 Stock Option Plan (the “Anesta Plan”) as a result of our acquisition of Anesta Corp. in 2000. As of December 31, 2006, there were 31,728 shares of common stock subject to outstanding stock options under the Anesta Plan, with a weighted average exercise price of these stock options of $27.07 per share. No additional shares are reserved for issuance under the Anesta Plan.

(2)          The 2004 Plan permits our Board of Directors or the Stock Option and Compensation Committee of our Board to award stock options to participants. Up to 286,209 of the securities remaining available for issuance under equity compensation plans approved by stockholders may be issued as restricted stock units. Restricted stock unit awards are not permitted to be made under the terms of the 2000 Plan.

(3)          Includes awards covering 709,900 shares of unvested restricted stock units that are outstanding under the 2004 Plan. Also includes 2,700 shares to be issued upon exercise of outstanding stock options granted under the 1987 Plan. There are no securities that remain available for grant under the 1987 Plan.

(4)          Issued under the 2000 Plan, which does not require the approval of, and has not been approved by, Cephalon stockholders.

2000 Equity Compensation Plan for Employees and Key Advisors

On December 13, 2000, our Board of Directors adopted the 2000 Plan. The 2000 Plan has been amended several times since its adoption, with the most recent amendment to the 2000 Plan on July 25, 2002. The 2000 Plan provides that stock options may be granted to our employees who are not officers or directors of Cephalon and consultants and advisors who perform services for Cephalon. At the time of its initial approval, the 2000 Plan was not submitted to, nor was it required to be submitted to, our stockholders for approval. Amendments to the 2000 Plan, including amendments increasing the number of shares of Common Stock reserved for issuance under the 2000 Plan, also did not require approval of the Company’s stockholders. In light of changes to the NASDAQ shareholder approval requirements for stock option plans, our Board of Directors has decided that it will not further increase the number of shares authorized for issuance under the 2000 Plan, but will continue to use any shares authorized for issuance under the 2000 Plan for future grants until the 2000 Plan expires according to its terms in 2010.

The purpose of the 2000 Plan is to promote our success by linking the personal interests of our non-executive employees and consultants and advisors to those of our stockholders and by providing participants with an incentive for outstanding performance. The 2000 Plan currently authorizes the granting of “non-qualified stock options” (“NQSOs”) only. The 2000 Plan is administered and interpreted by the Stock Option and Compensation Committee of the Board of Directors. The Stock Option and Compensation Committee determines the individuals who will receive a NQSO grant under the 2000 Plan, the number of shares of Common Stock subject to the NQSO, the period during which the NQSO becomes exercisable, the term of the NQSO (but not to exceed 10 years from the date of grant) and the other terms and conditions of the NQSO consistent with the terms of the 2000 Plan. All of the NQSOs that are currently outstanding under the 2000 Plan become exercisable ratably over a four-year period beginning on the date of grant and expire ten years from the date of grant. The exercise price of a NQSO granted under the 2000 Plan will be determined by the Stock Option and Compensation Committee, but may not be less than the fair market value of the underlying stock on the date of grant. A grantee may exercise a NQSO granted under the 2000 Plan by delivering notice of exercise to the Stock Option and Compensation Committee and pay the exercise price (i) in cash, (ii) with approval of the Stock Option and Compensation Committee, by delivering shares of common stock already owned by the grantee and having a fair market value on the date of exercise equal to the exercise price, or through attestation to ownership of such shares, or (iii) through such other method as the Stock Option and Compensation Committee may approve. In the event of a “Corporate Transaction,” (e.g., a merger in which 50% or more of the common stock is transferred to a third party), all outstanding stock options will automatically accelerate and become immediately exercisable, subject to certain limitations.

The Board of Directors has the authority to amend or terminate the 2000 Plan at any time without stockholder approval. The 2000 Plan will terminate on December 12, 2010, unless it is terminated earlier or extended by the Board of Directors. No amendment or termination of the 2000 Plan may adversely affect any stock option previously granted under the 2000 Plan without the written consent of the participant, unless required by applicable law.

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

(In thousands, except per share data)	Year Ended December 31,
Statement of operations data	2006	2005	2004	2003	2002
Sales	$1,720,172	$1,156,518	$980,375	$685,250	$465,943
Other revenues	43,897	55,374	35,050	29,557	40,954
Total revenues	1,764,069	1,211,892	1,015,425	714,807	506,897
Impairment charges	12,417	20,820	30,071	—	—
Acquired in-process research and development	5,000	366,815	185,700	—	—
Debt exchange expense	48,122	—	28,230	—	—
Write-off of deferred debt issuance costs	13,105	27,109	—	—	—
Income tax expense (benefit)	93,438	(70,164)	45,629	46,456	(112,629)
Income (loss) before cumulative effect of a change in accounting principle	$144,816	$(174,954)	$(73,813)	$83,858	$175,062
Cumulative effect of a change in accounting principle	—	—	—	—	(3,534)
Net income (loss)	$144,816	$(174,954)	$(73,813)	$83,858	$171,528
Basic income (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle	$2.39	$(3.01)	$(1.31)	$1.49	$3.14
Cumulative effect of a change in accounting principle	—	—	—	—	(0.06)
	$2.39	$(3.01)	$(1.31)	$1.49	$3.08
Weighted average number of common shares outstanding	60,507	58,051	56,489	55,560	55,104
Diluted income (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle	$2.08	$(3.01)	$(1.31)	$1.42	$2.82
Cumulative effect of a change in accounting principle	—	—	—	—	(0.05)
	$2.08	$(3.01)	$(1.31)	$1.42	$2.77
Weighted average number of common shares outstanding—assuming dilution	69,672	58,051	56,489	64,076	66,856

(In thousands)	December 31,
Balance sheet data	2006	2005	2004	2003	2002
Cash, cash equivalents and investments	$521,724	$484,090	$791,676	$1,155,163	$582,688
Total assets	3,045,497	2,819,206	2,396,922	2,381,656	1,689,090
Current portion of long-term debt	1,023,312	933,160	5,114	9,637	15,402
Long-term debt (excluding current portion)	224,992	763,097	1,284,410	1,409,417	860,897
Accumulated deficit	(425,256)	(570,072)	(395,118)	(321,305)	(405,163)
Stockholders’ equity	1,309,460	612,171	830,044	770,370	642,585

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

EXECUTIVE SUMMARY

Cephalon is an international biopharmaceutical company dedicated to the discovery, development and marketing of innovative products to treat human diseases. We currently focus our efforts in four core therapeutic areas: central nervous system (“CNS”) disorders, pain, cancer and addiction. In addition to conducting an active research and development program, we market six products in the United States and numerous products in various countries throughout Europe. Consistent with our core therapeutic areas, we have aligned our 829-person U.S. field sales and sales management teams by area. In Europe, we have a sales and marketing organization numbering approximately 412 persons that supports our presence in nearly 20 European countries, including France, the United Kingdom, Germany, Italy and Spain.

Our most significant product is PROVIGIL, which comprised approximately 43% of our total consolidated net sales for the year ended December 31, 2006, of which approximately 94% was in the U.S. market. For the year ended December 31, 2006, consolidated net sales of PROVIGIL increased 43% over the year ended December 31, 2005. Under our co-promotion agreement with Takeda Pharmaceuticals North America, Inc., 500 Takeda sales representatives began promoting PROVIGIL in the second position to primary care physicians and other appropriate health care professionals in the United States beginning July 1, 2006. Effective January 1, 2007, an additional 250 Takeda sales representatives were added, all of whom are detailing PROVIGIL in the first position. Together with our CNS field sales and sales management teams, we now have nearly 1,200 persons focused on detailing PROVIGIL in the United States.

Our second most significant product in 2006 was ACTIQ, which comprised approximately 34% of our total consolidated net sales for the year ended December 31, 2006, of which approximately 95% was in the U.S. market. In late September 2006, Barr Laboratories, Inc. entered the U.S. market with generic version of ACTIQ (“generic OTFC”) pursuant to our license and supply agreement. As a result, ACTIQ sales have been meaningfully eroded by generic OTFC products sold by Barr and by us through our sales agent, Watson Pharmaceuticals, Inc., and we expect this erosion will continue during 2007. In addition, under our license and supply agreement with Barr, we are obligated to sell generic OTFC to Barr for its resale in the United States. While we currently have available fentanyl quota to produce ACTIQ and generic OTFC, in the future we could face shortages of quota that could negatively impact our ability to supply product to Barr or to produce ACTIQ or our generic OTFC product. If we are unable to provide product to Barr, it is possible that either Barr or the FTC could claim that this failure is a breach of our agreements with these parties.

During 2006, two of our products were approved by the FDA. In late September 2006, we received FDA approval of our next-generation proprietary pain product, FENTORA, and launched the product in the United States in early October. FENTORA is indicated for the management of breakthrough pain in patients with cancer who are already receiving and are tolerant to opioid therapy for their underlying persistent cancer pain. We are focusing our longer-term clinical strategy on developing FENTORA for patients with breakthrough pain associated with other conditions, including neuropathic pain and back pain. In October 2006 and January 2007, we announced that data from Phase 3 clinical trials of FENTORA demonstrated efficacy in the management of breakthrough pain in opioid-tolerant patients with chronic low back pain and chronic neuropathic pain, respectively. Pending positive data from an ongoing study in patients with non-cancer breakthrough pain, our goal is to submit a sNDA to the FDA in late 2007. This sNDA would seek to expand the labeled indications for FENTORA beyond breakthrough pain in patients with cancer.

In April 2006, the FDA approved VIVITROL, and we launched the product in June. VIVITROL is indicated for the treatment of alcohol dependent patients who are able to abstain from alcohol in an outpatient setting and are not actively drinking when initiating treatment. Treatment with VIVITROL should be used in combination with psychosocial support, such as counseling or group therapy. Under the license and collaboration agreement we signed with Alkermes, Inc. in June 2005, Alkermes is responsible for manufacturing commercial supplies of VIVITROL and we have primary responsibility for the marketing and sale of the product.

We also made progress in 2006 toward the approval of NUVIGIL with an anticipated indication for excessive sleepiness. NUVIGIL is a single-isomer version of modafinil, the active ingredient in PROVIGIL. In May 2006, we received an approvable letter from the FDA; we currently expect a final approval decision from the FDA on or before March 31, 2007. The FDA is continuing to evaluate the single case of serious rash reported in a SPARLON clinical study. We have provided additional information to the FDA to help the agency place this isolated case in the context of the safety profile for modafinil that has been established over more than a decade of commercial use. The reviewing division has not requested any additional information related to NUVIGIL and is working with us to finalize the product’s label. Since NUVIGIL is derived from the active ingredient in PROVIGIL, we expect that the safety information in the PROVIGIL label will be appropriately modified to reflect the safety information in the final NUVIGIL label. NUVIGIL is protected by a composition of matter patent that will expire on December 18, 2023 and covers a novel polymorphic form of armodafinil, the active pharmaceutical ingredient in NUVIGIL.

In March 2006, we announced that the FDA’s Psychopharmacologic Drugs Advisory Committee voted not to recommend approval of SPARLON for the treatment of attention deficit/hyperactivity disorder (“ADHD”) in children and adolescents. This recommendation was the result of concerns expressed by the advisory committee regarding a possible case of Stevens-Johnson syndrome (“SJS”), a rare but serious skin rash condition, in a child who participated in one of the Phase 3 clinical trials. In August 2006, we announced that the FDA had issued a letter indicating that the SPARLON sNDA was “not approvable.’’ In light of the FDA’s decision, we currently are not pursuing development of SPARLON.

As a biopharmaceutical company, our future success is highly dependent on obtaining and maintaining patent protection for our products and technology. We intend to vigorously defend the validity, and prevent infringement, of our patents. The loss of patent protection on any of our existing products, whether by third-party challenge, invalidation, circumvention, license or patent expiration, could materially impact our results of operations. In late 2005 and early 2006, we entered into settlement agreements with each of Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Laboratories Limited and Barr Laboratories, Inc. As part of these separate settlements, we agreed to grant to each of these parties a non-exclusive royalty-bearing right to market and sell a generic version of PROVIGIL in the United States. These licenses generally will become effective in April 2012. For more information concerning these settlements, please see Central Nervous Systems Disorders—Modafinil Products and Product Candidates—Intellectual Property Position” in Part I, Item 1 of this Annual Report on Form 10-K.

In connection with the Barr, Ranbaxy and Teva settlements, we also entered into a series of business arrangements related to modafinil with Barr, Ranbaxy and Teva. We received licenses to certain modafinil-related intellectual property developed by each party and in exchange for these licenses, we agreed to make payments to these three companies collectively totaling up to $136.0 million, consisting of upfront payments, milestones and royalties on net sales of our modafinil products. In order to maintain an adequate supply of the active drug substance modafinil, we entered into agreements with three modafinil suppliers whereby we will purchase an annual minimum amount of modafinil over a six year period beginning in 2006, with the aggregate payments over that period totaling approximately $82.6 million.

Our activities and operations are subject to significant government regulations and oversight. In September 2004, we announced that we had received subpoenas from the U.S. Attorney’s Office in Philadelphia. That same month, we received a voluntary request for information from the Office of the Connecticut Attorney General. Both the subpoenas and the voluntary request for information appear to be focused on our sales and promotional practices with respect to ACTIQ, GABITRIL and PROVIGIL, including the extent of off-label prescribing of our products by physicians. We are cooperating with the U.S. Attorney’s Office and the Office of the Connecticut Attorney General, are providing documents and other information to both offices in response to these and additional requests and are engaged in ongoing discussions with both parties. These matters may involve the bringing of criminal charges and fines, and/or civil penalties. We cannot predict or determine the outcome of these matters or reasonably estimate the amount or range of amounts of any fines or penalties that might result from a settlement or an adverse outcome. However, a settlement or an adverse outcome could have a material adverse effect on our financial position, liquidity and results of operations.

We have significant levels of indebtedness outstanding, nearly all of which consists of convertible notes. Under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. For a more complete description of these notes, see Note 10 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. We do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, there are no restrictions on our use of this cash, and the cash available to repay indebtedness may decline over time.

As of December 31, 2006, the fair value of both the 2.0% Notes and the Zero Coupon Notes is greater than the value of the shares into which such notes are convertible. We believe that the share price of our common stock would have to significantly increase over the market price as of the filing date of this report before the fair value of the convertible notes would be less than the value of the common stock shares underlying the notes. As such, we believe it is highly unlikely that holders of the 2.0% Notes or Zero Coupon Notes will present significant amounts of such notes for conversion under the current terms. In the unlikely event that a significant conversion did occur, we believe that we have the ability to raise sufficient cash to repay the principal amounts due through a combination of utilizing our existing cash on hand, raising money in the capital markets or selling our note hedge instruments for cash. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

While we seek to increase profitability and cash flow from operations, we will need to continue to achieve growth of product sales and other revenues sufficient for us to attain these objectives. The rate of our future growth will depend, in part, upon our ability to obtain and maintain adequate intellectual property protection for our currently marketed products, and to successfully develop or acquire and commercialize new product candidates.

RECENT ACQUISITIONS AND TRANSACTIONS

For additional information related to each of the following acquisitions and transactions, please see Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Co-Promotion Agreement with Takeda

On June 12, 2006, we entered into a co-promotion agreement with Takeda with respect to PROVIGIL in the United States. We also have an option to utilize the Takeda sales force for the promotion of NUVIGIL, assuming FDA approval of this product candidate. The co-promotion agreement has a three-year term. If we undergo a change of control during the three-year term, we have the option to terminate the co-promotion agreement, subject to our obligation to make certain specified payments to Takeda. We will pay Takeda a royalty based on certain sales criteria for PROVIGIL and NUVIGIL during the three-year term and, if specified sales levels are reached, during the three calendar years following the expiration of the co-promotion agreement.

Zeneus Holdings Limited Acquisition

On December 22, 2005, we completed our acquisition of all of the issued share capital of Zeneus Holdings Limited. Total consideration paid in connection with the acquisition was approximately $365.8 million, net of cash acquired.

TRISENOX Acquisition

On July 18, 2005, we completed our acquisition of substantially all assets related to TRISENOX from Cell Therapeutics, Inc. and CTI Technologies, Inc., a wholly-owned subsidiary of CTI. The results of operations of TRISENOX have been included in the consolidated statements of operations since the acquisition date.

VIVITROL License and Collaboration

In June 2005, we entered into a license and collaboration agreement with Alkermes to develop and commercialize VIVITROL in the United States. Concurrent with the execution of this agreement, we entered into a supply agreement under which Alkermes provides to us finished commercial supplies of VIVITROL. We made an initial payment of $160 million to Alkermes upon execution of this agreement. In April 2006, we made an additional payment of $110 million to Alkermes following FDA approval of the product. Alkermes also could receive up to an additional $220 million in milestone payments that are contingent on attainment of certain agreed-upon sales levels of VIVITROL. Until December 31, 2007, Alkermes is responsible for any cumulative losses up to $120 million, and we are responsible for any cumulative losses in excess of $120 million. Pre-tax profit, as adjusted for certain items, and losses incurred after December 31, 2007 will be split equally between the parties. We began recognizing revenue for VIVITROL effective in the third quarter of 2006.

In October 2006, we amended the existing license and collaboration agreement with Alkermes to provide that we would be responsible for our own VIVITROL-related costs during the period August 1, 2006 through December 31, 2006 and, for that period, such costs will not be chargeable to the collaboration and against the $120 million cumulative loss cap. The parties also agreed to amend the existing supply agreement to provide that we will purchase from Alkermes two VIVITROL manufacturing lines (and related equipment). At December 31, 2006, we incurred approximately $25.4 million related to the construction of these two manufacturing lines. We expect to incur up to an additional $45.6 million for certain future capital improvements related to these two manufacturing lines. We also have granted Alkermes an option, exercisable after two years, to purchase these manufacturing lines at the then-current net book value of the assets.

Salmedix, Inc. Acquisition

On June 14, 2005, we completed our acquisition of Salmedix, Inc. As a result of the acquisition, we obtained the rights to market TREANDA™ (bendamustine hydrochloride). The results of operations for Salmedix have been included in our consolidated financial statements as of the acquisition date.

RESULTS OF OPERATIONS
(In thousands)

Year ended December 31, 2006 compared to year ended December 31, 2005:

	Year Ended December 31,
	2006			2005			% Increase (Decrease)
	United States	Europe	Total	United States	Europe	Total	United States	Europe	Total
Sales:
PROVIGIL	$691,779	$43,052	$734,831	$475,557	$37,248	$512,805	45%	16%	43%
GABITRIL	54,971	4,316	59,287	66,517	5,741	72,258	(17)%	(25)%	(18)%
CNS	746,750	47,368	794,118	542,074	42,989	585,063	38%	10%	36%
ACTIQ	550,390	27,252	577,642	394,676	17,102	411,778	39%	59%	40%
Generic OTFC	54,801	—	54,801	—	—	—	100%	—%	100%
FENTORA	29,250	—	29,250	—	—	—	100%	—%	100%
Pain	634,441	27,252	661,693	394,676	17,102	411,778	61%	59%	61%
Other	56,084	208,277	264,361	49,695	109,982	159,677	13%	89%	66%
Total Sales	1,437,275	282,897	1,720,172	986,445	170,073	1,156,518	46%	66%	49%
Other Revenues	35,399	8,498	43,897	47,587	7,787	55,374	(26)%	9%	(21)%
Total Revenues	$1,472,674	$291,395	$1,764,069	$1,034,032	$177,860	$1,211,892	42%	64%	46%

Sales—In the United States, we sell our products to pharmaceutical wholesalers, the largest three of which accounted for 71% of our total consolidated gross sales for the year ended December 31, 2006. Decisions made by these wholesalers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) can materially affect the level of our sales in any particular period and thus may not necessarily correlate to the number of prescriptions written for our products as reported by IMS Health Incorporated.

In 2005, we finalized distribution service agreements with our major wholesaler customers. These agreements obligate the wholesalers to provide us with periodic retail demand information and current inventory levels for our products held at their warehouse locations; additionally, the wholesalers have agreed to manage the variability of their purchases and inventory levels within specified limits based on product demand.

As of December 31, 2006, we received information from substantially all of our U.S. wholesaler customers about the levels of inventory they held for our U.S. branded products. Based on this information, which we have not independently verified, we believe that total inventory held at these wholesalers is approximately two weeks supply of our U.S. branded products at our current sales levels. During the fourth quarter of 2006, we shipped launch quantities of our generic OTFC. At December 31, 2006, we believe that generic OTFC inventory held at wholesalers and retailers is approximately two to three months.

Sales of our generic OTFC product to wholesalers and retailers include both the right of return of expired product and retroactive price reductions under certain conditions, while sales of FENTORA also include the right of return of expired product. Based on the sales levels and the prescription data during the fourth quarter of 2006, and based on the number of units on hand in the pipeline at December 31, 2006 relative to the overall demand for the products, we have estimated and recorded all applicable product sales allowances related to generic OTFC and FENTORA as of December 31, 2006. We have therefore recognized revenues for generic OTFC and FENTORA based on a fixed and determinable sales price in 2006.

For the year ended December 31, 2006, sales were impacted by changes in the product sales allowances deducted from gross sales as described further below and by changes in the relative levels of the number of units of inventory held at wholesalers and retailers. For the year ended December 31, 2006, total sales increased by 49% over the prior year. The other key factors that contributed to the increase in sales are summarized by product as follows:

•       In CNS, sales of PROVIGIL increased 43 percent. Demand for PROVIGIL increased as evidenced by an increase in U.S. prescriptions for PROVIGIL of 18%, according to IMS Health. For the year ended December 31, 2006, sales of PROVIGIL also were impacted by domestic price increases of approximately 12% from period to period.

•       In Pain, sales increased 61 percent. Sales of ACTIQ were impacted by an increase in domestic prices of approximately 68% from period to period, offset slightly by a decline in demand for ACTIQ as evidenced by a 17% decrease in U.S. prescriptions, according to IMS Health. For the year ended December 31, 2006, we recognized $54.8 million of revenue related to shipments of our generic OTFC to Barr and sales of our own generic OTFC and $29.3 million of revenue related to sales of FENTORA. In 2007, we expect overall sales of our Pain products to decrease based on a shift in market share from ACTIQ to generic OTFC and the potential for further generic entrants into the market, partially offset by the anticipated growth in FENTORA.

•       Other sales, which consist primarily of sales of other products and certain third party products, increased 66 percent. This increase is attributable to sales of products acquired in the TRISENOX® and Zeneus acquisitions in July 2005 and December 2005, respectively.

Other Revenues—The decrease of 21% from period to period is primarily due to a decrease in partner reimbursements on our CEP-1347 program, which was halted in 2006, and a decrease in revenues from clinical studies performed for collaborators.

Analysis of gross sales to net sales—The following table presents the product sales allowances deducted from gross sales to arrive at a net sales figure:

	Year Ended December 31,
	2006	2005	Change	% Change
Gross sales:	$1,890,836	$1,335,602	$555,234	42%
Product sales allowances:
Prompt payment discounts	32,384	22,284	10,100	45%
Wholesaler discounts	2,939	24,373	(21,434)	(88)%
Returns	24,735	15,853	8,882	56%
Coupons	26,853	23,313	3,540	15%
Medicaid discounts	45,267	67,245	(21,978)	(33)%
Medicare Part D discounts	2,217	—	2,217	100%
Managed care and governmental contracts	36,269	26,016	10,253	39%
	170,664	179,084	(8,420)
Net sales	$1,720,172	$1,156,518	$563,654	49%
Product sales allowances as a percentage of gross sales	9.0%	13.4%

Prompt payment discounts and returns allowances increased for the year ended December 31, 2006 as compared to the year ended December 31, 2005 due to the increase in sales. Wholesaler discounts decreased due to the fact that fewer incremental wholesaler discounts were required for the year ended December 31, 2006 as a result of 2006 price increases. Decreases in product sales allowances were also caused by lower Medicaid discounts resulting from a significant number of participants transferring to the new Part D of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“Medicare Part D”) program effective January 1, 2006. Managed care and governmental contracts increased for the year ended December 31, 2006 as compared to the year ended December 31, 2005 due to additional rebates for certain managed care and governmental programs, offset by a reduction of $13.3 million recognized in the third quarter of 2006, representing amounts paid to the U.S. Department of Defense (“DoD”) under the Tricare program from October 2004 through June 30, 2006. In October 2006, the DoD announced that it would reimburse all companies that had voluntarily made such payments under the Tricare program due to the U.S. Court of Appeals September 2006 ruling. In the future, we expect product sales allowances as a percentage of gross sales to trend upward due to the impact of potential future price increases on Medicaid discounts and potential increases related to Medicaid, Medicare Part D, managed care and governmental contracts sales.

We also recorded discounts for Medicare Part D for the year ended December 31, 2006 of $2.2 million. This reserve was established based on the number of Medicare Part D contracts that we have signed and an estimate of the amounts expected to be incurred under each contract based on expected enrollment and usage. These estimates are based on preliminary data and may change significantly in the future based on actual experience.

	Year Ended December 31,
	2006	2005	Change	% Change
Costs and expenses:
Cost of sales	$257,061	$164,223	$92,838	57%
Research and development	403,367	354,826	48,541	14%
Selling, general and administrative	675,576	443,861	231,715	52%
Depreciation and amortization	116,511	84,305	32,206	38%
Impairment charge	12,417	20,820	(8,403)	(40)%
Acquired in-process research and development	5,000	366,815	(361,815)	(99)%
	$1,469,932	$1,434,850	$35,082	2%

Cost of Sales—The cost of sales was 14.9% of net sales for the year ended December 31, 2006 and 14.2% of net sales for the year ended December 31, 2005. The increase is primarily due to an $8.6 million inventory reserve related to SPARLON recorded in the second quarter of 2006 (see Note 6 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K), a $8.9 million inventory reserve related to NUVIGIL recorded throughout 2006 as a result of FDA postponement of their final approval decision until 2007, the inclusion of Zeneus’ product sales for the year ended December 31, 2006 for which the margins are lower than the average margin of our other products, as well as additional royalty expenses for the year ended December 31, 2006 for PROVIGIL. These increases were partially offset by the net effect of price increases and lower product sales allowances on our three major U.S. products.

Research and Development Expenses—Research and development expenses increased $48.5 million, or 14%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005. This increase is primarily attributable to $80.5 million of payments for four research and development collaborations and the recognition of $15.3 million of stock-based compensation expense (representing one-half of the total stock-based compensation expense recorded during the year ended December 31,

2006 based on the employees’ compensation allocation) as a result of the adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share Based Payment” (“SFAS 123(R)”), partially offset by lower expenses associated with reduced levels of clinical activity in 2006.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $231.7 million, or 52%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005. Approximately $138.6 million of the increase was due to higher selling and marketing costs in the United States resulting from the expansion of our sales force, increased promotional spending on PROVIGIL, VIVITROL and FENTORA and expenses under our agreements with Takeda and Watson. The increase was also due to the inclusion of Zeneus selling, general and administrative expenses (approximately $51.5 million) for the year ended December 31, 2006. In addition, we recognized $15.3 million of stock-based compensation expense (representing one-half of the total stock-based compensation expense recorded during the year ended December 31, 2006 based on the employees’ compensation allocation) as a result of the adoption of SFAS 123(R).

Depreciation and Amortization Expenses—Depreciation and amortization expenses increased $32.2 million, or 38%, for the year ended December 31, 2006, primarily as a result of additional amortization expense resulting from intangible assets acquired during the last quarter of 2005 and during 2006, and the inclusion of Zeneus depreciation and amortization expenses (approximately $14.8 million) for the year ended December 31, 2006.

Impairment charges—In June 2006, we announced that data from our Phase 3 clinical program evaluating GABITRIL for the treatment of generalized anxiety disorder (“GAD”) did not reach statistical significance on the primary study endpoints. We have no plans to continue further study of GABITRIL for the treatment of GAD. As a result, we performed a test of impairment on the carrying value of our investment in GABITRIL product rights and recorded an impairment charge of $12.4 million in the second quarter of 2006 related to our European rights. For the year ended December 31, 2005, we recorded an impairment charge of $20.8 million for the write-off of an intangible asset resulting from the termination of a distribution agreement in the United Kingdom.

Acquired in-process research and development—For the year ended December 31, 2005, we recorded acquired in-process research and development expense of $71.2 million for Zeneus, $130.1 million for Salmedix and $160.0 million for VIVITROL.

	Year Ended December 31,
	2006	2005	Change	% Change
Other income (expense):
Interest income	$25,438	$26,171	$(733)	(3)%
Interest expense	(18,922)	(25,235)	6,313	25%
Debt exchange expense	(48,122)	—	(48,122)	(100)%
Write-off of deferred debt issuance costs	(13,105)	(27,109)	14,004	52%
Gain on early extinguishment of debt	—	2,085	(2,085)	(100)%
Other income (expense), net	(1,172)	1,928	(3,100)	(161)%
	$(55,883)	$(22,160)	$(33,723)	(152)%

Other Income (Expense)—Other income (expense), net decreased $33.7 million, or 152%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005. The decrease was attributable to the following factors:

•       a decrease in interest income for the year ended December 31, 2006 due to lower average investment balances, partially offset by higher investment returns.

•       A decrease in interest expense for the year ended December 31, 2006 due primarily to the repurchase of substantially all of our 2.5% convertible subordinated notes in July 2005 and to the write-off of deferred debt issuance costs related to our 2.0% Notes in December 2005 and our Zero Coupon Notes in January 2006. This decrease was partially offset by a full year of interest expense on our 2.0% Notes, which were issued in June 2005.

•       A $48.1 million charge resulting from the exchange of $336.9 million of Zero Coupon Notes and $100.0 million of 2.0% Notes in December 2006.

•       A $13.1 million write-off in 2006 of deferred debt issuance costs related to our Zero Coupon Notes, as compared to a $27.1 million write-off in 2005 of deferred debt issuance costs related to our 2.0% Notes.

•       A $2.1 million net gain on early extinguishment of debt in 2005 related to the 2.5% convertible subordinated notes.

•       A $3.1 million decrease in other income (expense), net primarily due to fluctuations in foreign currency gains and losses in the comparable periods.

	Year Ended December 31,
	2006	2005	Change	% Change
Income tax expense (benefit)	$93,438	$(70,164)	$163,602	233%

Income Taxes—For the year ended December 31, 2006, we recognized $93.4 million of income tax expense on income before income taxes of $238.3 million, resulting in an overall effective tax rate of 39.2 percent. This compared to income tax benefit for the year ended December 31, 2005 of $70.2 million on loss before income taxes of $245.1 million, resulting in an effective tax rate of (28.6) percent. The 2006 effective tax rate was impacted by an increase in the valuation allowance. The 2005 effective tax rate was impacted by non-deductible acquired in-process research and development charges related to the Salmedix and Zeneus acquisitions for which no tax benefit was recorded, offset by a decrease in the valuation allowance. See Note 14 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a reconciliation of the United States Federal statutory rate to our effective tax rate.

Year ended December 31, 2005 compared to year ended December 31, 2004:

	Year Ended December 31,
	2005			2004			% Increase (Decrease)
	United States	Europe	Total	United States	Europe	Total	United States	Europe	Total
Sales:
PROVIGIL	$475,557	$37,248	$512,805	$406,238	$33,429	$439,667	17%	11%	17%
GABITRIL	66,517	5,741	72,258	87,349	6,815	94,164	(24)%	(16)%	(23)%
CNS	542,074	42,989	585,063	493,587	40,244	533,831	10%	7%	10%
Pain	394,676	17,102	411,778	337,072	7,925	344,997	17%	116%	19%
Other	49,695	109,982	159,677	13,270	88,277	101,547	274%	25%	57%
Total Sales	986,445	170,073	1,156,518	843,929	136,446	980,375	17%	25%	18%
Other Revenues	47,587	7,787	55,374	28,749	6,301	35,050	66%	24%	58%
Total Revenues	$1,034,032	$177,860	$1,211,892	$872,678	$142,747	$1,015,425	18%	25%	19%

p

Sales—In the United States, we sell our products to pharmaceutical wholesalers, the largest three of which accounted for 75% of our total consolidated gross sales for the year ended December 31, 2005. Decisions made by these wholesalers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) can materially affect the level of our sales in any particular period and thus may not necessarily correlate to the number of prescriptions written for our products as reported by IMS Health. We believe that speculative buying of product, particularly in anticipation of possible price increases, has been the historic practice of many pharmaceutical wholesalers. In past years, we attempted to minimize these fluctuations both by providing, from time to time, discounts to our customers to stock normal amounts of inventory (which we had historically defined as approximately one month’s supply at our current sales level) and by canceling orders if we believe a particular customer is speculatively buying inventory in anticipation of possible price increases.

In 2004 and 2005, our wholesaler customers, as well as others in the industry, began modifying their business models from arrangements where they derive profits from the management of various discounts and rebates, to arrangements where they charge a fee for their services. In connection with this new wholesaler business model, we finalized distribution service agreements in the third quarter of 2005 with our major wholesaler customers. These agreements obligate the wholesalers to provide us with periodic retail demand information and current inventory levels for our products held at their warehouse locations; additionally, the wholesalers have agreed to manage the variability of their purchases and inventory levels within specified limits based on product demand.

As of December 31, 2005, we received information from our three largest U.S. wholesaler customers about the levels of inventory they held for our products. Based on this information, which we have not independently verified, we believe that total inventory held at these wholesalers is approximately two weeks supply at our current sales levels.

For the year ended December 31, 2005, total sales increased by 18% over the prior year. This change was impacted by changes in the relative levels of the number of units of inventory held at wholesalers and retailers and by changes in the product sales allowances deducted from gross sales. The other key factors that contributed to the increase in sales are summarized by product as follows:

•       In CNS Disorders, sales of PROVIGIL increased 17 percent. Demand for PROVIGIL increased as evidenced by an increase in U.S. prescriptions for PROVIGIL of 16%, according to IMS Health. For the year ended December 31, 2005, sales of PROVIGIL also were impacted by domestic price increases of approximately 21% from period to period.

•       Sales of GABITRIL decreased 23 percent. U.S. prescriptions for GABITRIL decreased 19% according to IMS Health. This decrease was driven primarily by our decision to reduce our sales and marketing efforts following an update in February 2005 to the label information for GABITRIL. For the year ended December 31, 2005, sales of GABITRIL also were impacted by domestic price increases of approximately 32% from period to period.

•       In Pain, sales increased 19 percent. Demand for ACTIQ increased as evidenced by an increase in U.S. prescriptions for ACTIQ of 8%, according to IMS Health. For the year ended December 31, 2005, sales of ACTIQ also were impacted by an increase in domestic prices of approximately 18% from period to period.

•       Other sales, which consist primarily of sales of other products and certain third party products, increased 57 percent. The most significant increases in this category are sales of products manufactured and sold to pharmaceutical partners by CIMA LABS, which we acquired in August 2004, sales of NAXY® (clarithromycin), which we acquired in December 2004 and sales of TRISENOX® which we acquired in July 2005.

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

Analysis of gross sales to net sales—The following table presents the product sales allowances deducted from gross sales to arrive at a net sales figure:

	Year Ended December 31,
	2005	2004	Change	% Change
Gross sales:	$1,335,602	$1,080,408	$255,194	24%
Product sales allowances:
Prompt payment discounts	22,284	18,443	3,841	21%
Wholesaler discounts	24,373	—	24,373	100%
Returns	15,853	11,247	4,606	41%
Coupons	23,313	16,521	6,792	41%
Medicaid discounts	67,245	41,274	25,971	63%
Managed care and governmental contracts	26,016	12,548	13,468	107%
	179,084	100,033	79,051
Net sales	$1,156,518	$980,375	$176,143	18%
Product sales allowances as a percentage of gross sales	13.4%	9.3%

Increases in the product sales allowances as a percentage of gross sales from 2004 to 2005 primarily reflect the establishment of a wholesaler discount reserve in 2005 to provide for fees consistent with the terms of the distribution service agreements, increased Medicaid discounts resulting from both increased usage and increased rebate percentages due to price increases, and additional rebates for certain governmental programs. In the future, we expect product sales allowances as a percentage of gross sales to continue to trend upward due to the impact of potential future price increases on Medicaid discounts and potential increases related to Medicaid, managed care and governmental contracts sales.

	Year Ended December 31,
	2005	2004	Change	% Change
Costs and expenses:
Cost of sales	$164,223	$119,973	$44,250	37%
Research and development	354,826	273,972	80,854	30%
Selling, general and administrative	443,861	339,477	104,384	31%
Depreciation and amortization	84,305	52,798	31,507	60%
Impairment charge	20,820	30,071	(9,251)	(31)%
Acquired in-process research and development	366,815	185,700	181,115	98%
	$1,434,850	$1,001,991	$432,859	43%

Cost of Sales—The cost of sales was approximately 14.2% of net sales for the year ended December 31, 2005 and 12.2% of net sales for the year ended December 31, 2004. The increase is primarily due the inclusion of twelve months of CIMA LABS’ product sales for which the margin is lower than our other products instead of only approximately 4.5 months in 2004. This increase was also impacted by the net effect of price increases on our three major US products effective February 2005 and July 2005 and increases in our product sales allowances.

Research and Development Expenses—Research and development expenses increased $80.9 million, or 30%, for the year ended December 31, 2005 as compared to the year ended December 31, 2004. Of this increase, $50.0 million is due to an increase in headcount and headcount-related expenditures necessary to support higher levels of clinical activities and expenditures. The remainder of the increase is largely due to increased research and development expenditures related to the exploration of the utility of GABITRIL in GAD and Phase 3 studies of FEBT, increased research and development expenditures related to facilities and operations and the inclusion of a full year of CIMA LABS. These increases were partially offset by a decrease in clinical research costs due to the conclusion in 2005 of four double-blind studies in our NUVIGIL program.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $104.4 million, or 31%, for the year ended December 31, 2005 as compared to the year ended December 31, 2004, primarily due to expenditures associated with an increase in headcount, the inclusion of a full year of CIMA LABS, which was acquired in August 2004 and increased sales and marketing costs in France to support NAXY® and MONO-NAXY®, which we acquired from Sanofi-Synthelabo France in December 2004. These increases were partially offset by a reduction in GABITRIL marketing activity.

Depreciation and Amortization Expenses—Depreciation and amortization expenses increased $31.5 million, or 60%, for the year ended December 31, 2005 as compared to the year ended December 31, 2004. This increase is primarily the result of increased capital investments in software, buildings, and leasehold and laboratory improvements at our West Chester and Frazer locations, increased spending on manufacturing equipment at our Salt Lake City location and the acquisition of property, plant and equipment associated with the CIMA LABS acquisition. Amortization expense increased due to the amortization of technology, trademark and marketing rights acquired from CIMA LABS in the third quarter of 2004, the amortization of French marketing rights to NAXY® and MONO-NAXY® and the amortization of TRISENOX technology acquired in July 2005.

Impairment charges—For the year ended December 31, 2005, we recorded an impairment charge of $20.8 million for the write-off of an intangible asset resulting from the termination of a distribution agreement in the United Kingdom in March 2006. For the year ended December 31, 2004, we recorded an impairment charge of $30.1 million for the write-off of an investment in MDS Proteomics, Inc.

Acquired in-process research and development—Acquired in-process research and development increased $181.1 million, or 98%, for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The increase in acquired in-process research and development expense in 2005 as compared to 2004 is primarily due to our acquisitions of Zeneus and Salmedix and the license and collaboration agreement we entered into with Alkermes for VIVITROL. In 2005, we recorded acquired in-process research and development expense of $71.2 million for Zeneus, $130.1 million for Salmedix and $160.0 million for VIVITROL. In 2004, in connection with our acquisition of CIMA LABS in August 2004, we allocated approximately $185.7 million of purchase price to in-process research and development projects.

	Year Ended December 31,
	2005	2004	Change	% Change
Other income (expense):
Interest income	$26,171	$16,486	$9,685	59%
Interest expense	(25,235)	(22,186)	(3,049)	(14)%
Debt exchange expense	—	(28,230)	28,230	100%
Write-off of deferred debt issuance costs	(27,109)	—	(27,109)	(100)%
Gain (charge) on early extinguishment of debt	2,085	(2,313)	4,398	190%
Other income (expense), net	1,928	(5,375)	7,303	136%
	$(22,160)	$(41,618)	$19,458	47%

Other Income (Expense)—Other income (expense), net increased $19.5 million, or 47%, for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The increase was attributable to the following factors:

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

•       a $7.3 million increase in other income period over period primarily due to gains recorded in foreign currency transactions.

	Year Ended December 31,
	2005	2004	Change	% Change
Income tax expense (benefit)	$(70,164)	$45,629	$(115,793)	(254)%

Income Taxes—For the year ended December 31, 2005, we recognized $70.2 million of income tax benefit on a loss before income taxes of $245.1 million, resulting in an overall effective tax rate of (28.6)%. This compared to the year ended December 31, 2004 tax expense of $45.6 million on a loss before income taxes of $28.2 million, yielding an effective tax rate of 162%. The change in effective tax rates between 2005 and 2004 is primarily due to $201.3 million non-deductible acquired in-process research and development charges related to the Salmedix and Zeneus acquisitions for which no tax benefit was recorded. For tax reporting purposes, these acquisitions were treated as stock purchases. In addition, we recorded a decrease in the valuation allowance by $46.0 million and recognized a research and development tax credit of $11.8 million.

LIQUIDITY AND CAPITAL RESOURCES
(In thousands)

Cash, cash equivalents and investments at December 31, 2006 were $521.7 million, representing 17% of total assets, as compared to $484.1 million, representing 17% of total assets, at December 31, 2005 and as compared to $791.7 million, representing 33% of total assets, at December 31, 2004.

Working capital is calculated as current assets less current liabilities. Our convertible subordinated notes contain conversion terms that will impact whether these notes are classified as current or long-term liabilities and consequently affect our working capital position. At December 31, 2006 and 2005, $1,019.8 million and $920.0 million, respectively, of our convertible subordinated notes were convertible into cash and shares of common stock and were therefore classified as current liabilities on our consolidated balance sheets.

The change in cash and cash equivalents is as follows:

	Year Ended December 31,
	2006	2005	2004
Net cash provided by operating activities	$319,917	$185,731	$178,604
Net cash used for investing activities	(20,376)	(780,480)	(685,214)
Net cash provided by (used for) financing activities	(22,624)	231,841	(41,022)
Effect of exchange rate changes on cash and cash equivalents	14,535	(6,276)	6,177
Net increase (decrease) in cash and cash equivalents	$291,452	$(369,184)	$(541,455)
Working capital surplus (deficit)	$(179,511)	$(229,766)	$936,981

The increase in cash and cash equivalents in 2006 is due to continued growth in income from product sales combined with a reduction in the use of cash and cash equivalents for investing and financing activities. The net decrease in cash and cash equivalents during 2005 and 2004 is due primarily to significant investments in businesses, technologies and product rights. The decrease in 2005 was partially offset by net proceeds received from our sale of 2.0% convertible senior subordinated notes.

Net Cash Provided by Operating Activities

Cash provided by operating activities is primarily driven by growth in income from sales of our products offset by the timing of receipts and payments in the ordinary course of business. While income from sales of PROVIGIL and ACTIQ accounted for a significant portion of the growth in sales in 2006, sales of generic OTFC, FENTORA, TRISENOX and the portfolio of products obtained from the acquisition of Zeneus, all of which are new sources of sales income in 2006, also contributed to our growth in operating income over the prior year. In 2005 and 2004, growth in sales of PROVIGIL and ACTIQ provided the most significant source of income from operations.

In conjunction with our acquisition of certain businesses in 2005 and 2004, we recorded acquired in-process research and development expense of $201.8 million and $185.7 million, respectively. These amounts are shown in the statements of cash flows for those years as adjustments to reconcile the net loss to net cash provided by operating activities since they are reflected in investing activities as acquisition of businesses. Conversely, aggregate cash payments of $165.0 million made in 2005 were recorded directly to acquired in-process research and development expense and are reflected within the net loss from operations.

Net Cash Used for Investing Activities

Cash used in investing activities primarily relates to acquisitions of business, technologies and product rights and funds invested in our administrative and manufacturing facilities to accommodate our growth.

In 2006, we made capital expenditures of $159.9 million, which included the purchase of a manufacturing line from Alkermes, expenditures associated with our worldwide implementation of SAP, and continued facility expansion and improvements. The other primary use of funds for investing activities in 2006 was a payment of $110.0 million made to Alkermes following FDA approval of VIVITROL. These uses of cash were largely offset by cash provided from sales and maturities of our investment portfolio.

In 2005, we invested funds to acquire Salmedix for $130.7 million and Zeneus for $365.8 million, both net of cash acquired. Additionally, we purchased substantially all assets related to TRISENOX from Cell Therapeutics, Inc. for $69.7 million and used funds to improve and expand our facilities primarily in Pennsylvania, Utah and France.

In 2004, we acquired CIMA LABS for $482.5 million; net of cash acquired, and purchased the French marketing rights to NAXY and MONO-NAXY from Sanofi-Synthelabo France for $44.3 million. We also increased our purchases of available-for-sale investments in order to benefit from rising interest rates on longer-term investments.

Net Cash Provided by (Used for) Financing Activities

Financing activities for the years presented above primarily relate to proceeds and payments on long-term debt and employee stock option activity.

In 2006, we paid $175.3 million in connection with our exchange of $437.3 million of our outstanding convertible notes for cash and common stock and retired the remaining obligation of $10.0 million of our 2.5% convertible subordinated notes due December 2006. These uses of cash were largely offset by proceeds received from exercises of employee stock options.

In 2005, we received net proceeds of $892.0 million from the sale of 2.0% convertible senior subordinated notes. Concurrent with the sale of the 2.0% Notes, we purchased a convertible note hedge for $382.3 million and also sold warrants to purchase an aggregate of 19,700,214 shares of our common stock for net proceeds of $217.1 million. The net proceeds from the combined issuance of the notes, sale of warrants and purchase of convertible note hedge was partially offset by our tender offer whereby we purchased a significant portion of our 2.5% convertible subordinated notes for $499.0 million in cash.

During 2004, cash used for financing activities was primarily related to the repurchase of $43.0 million of then-outstanding 3.875% convertible subordinated notes.

Commitments and Contingencies

—Legal Proceedings

For a complete description of legal proceedings, see Note 13 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

—Other Commitments and Contingencies

The following table summarizes our obligations to make future payments under current contracts:

	Payments due by period
Contractual obligations	Total	2007	2008 and 2009	2010 and 2011	2012 and thereafter
Debt obligations	$11,027	$1,515	$4,606	$2,358	$2,548
Convertible notes	1,233,490	1,019,810	213,680	—	—
Purchase obligations	137,943	44,165	61,790	31,988	—
Capital lease obligations	3,787	1,987	1,800	—	—
Interest payments on debt	132,644	16,988	33,408	32,962	49,286
Operating leases	89,584	18,596	30,160	15,902	24,926
Pension obligations	7,691	197	350	900	6,244
Total contractual cash obligations	$1,616,166	$1,103,258	$345,794	$84,110	$83,004

At December 31, 2006, our 2.0% Notes and Zero Coupon Notes first putable June 15, 2010 are considered to be current liabilities and are presented in current portion of long-term debt on our consolidated balance sheet. For a discussion of our obligations under our convertible notes, see
“—Outlook—Indebtedness” below.

In addition to the above, we have committed to make potential future “milestone” payments to third parties as part of our in-licensing and development programs primarily in the area of research and development agreements. Payments generally become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable, we have not recorded a liability on our balance sheet for any such contingencies. As of December 31, 2006, the potential milestone and other contingency payments due under current contractual agreements are approximately $857.5 million.

Outlook

We expect to use our remaining cash, cash equivalents and investments for working capital and general corporate purposes, including the acquisition of businesses, products, product rights, or technologies, the payment of contractual obligations, including scheduled interest payments on our convertible notes and regulatory or sales milestones that may become due, and/or the purchase, redemption or retirement of our convertible notes. However, we expect that sales of our currently marketed products, together with sales of our near-term product candidates, assuming approval in the anticipated time frames, should allow us to continue to generate positive cash flow from operations in 2007. At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth in 2008 and beyond, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our near-term product candidates.

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

Marketed Products

Continued sales growth of PROVIGIL depends, in part, on the continued effectiveness of the various settlement agreements we entered into in late 2005 and early 2006, as well as our maintenance of protection in the United States and abroad of the modafinil particle-size patent through its expiration beginning in 2014. See Note 13 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. In addition, future growth of PROVIGIL may depend on the success of the efforts of our co-promotion partner, Takeda. Finally, growth of our modafinil-based product sales in 2007 and beyond may depend in part on our ability to achieve final FDA approval of NUVIGIL, which we anticipate on or before March 31, 2007.

The growth of our pain franchise depends in large part on our ability to successfully market FENTORA, which we launched in the United States in October 2006. Sales of our other pain product, ACTIQ, have been meaningfully eroded by the entry of generic competition in late September 2006 and we expect this erosion will continue during 2007. In addition, sales of our own generic OTFC could be significantly impacted by the entrance into the market of additional generic OTFC products, which could occur at any time.

For VIVITROL, our ability to achieve commercial success with this product in 2007 and thereafter will be impacted by our success in building awareness and acceptance of the product among the
2,000—3,000 addiction specialists and physicians who have been actively treating alcohol dependence with pharmacotherapy and our work towards educating the counseling community about VIVITROL. During the first few months of launch, we focused our efforts on establishing the logistical platform to effectively deliver the product to patients. In 2007, we will be focusing more of our sales and marketing efforts on driving product demand by educating physicians about VIVITROL’s benefits.

Clinical Studies

Over the past few years, we have incurred significant expenditures related to conducting clinical studies to develop new pharmaceutical products and exploring the utility of our existing products in treating disorders beyond those currently approved in their respective labels. For 2007, we expect to continue to incur significant levels of research and development expenditures. We also expect to continue or begin a number of significant clinical programs including, among others: our Phase 3 program evaluating TREANDA for the treatment of non-Hodgkin’s lymphoma and other possible studies for the treatment of chronic lymphocytic leukemia, small cell lung cancer and mantle cell lymphoma; a Phase 3 program evaluating CEP-701 for the treatment of acute myelogenous leukemia and other possible studies of CEP-701 in patients with myeloproliferative disorder; Phase 3 programs with FENTORA in non-cancer breakthrough pain; and clinical programs with NUVIGIL in bi-polar depression, cognition in schizophrenia and excessive sleepiness and fatigue in conditions such as Parkinson’s Disease and cancer. We may seek to mitigate the risk in our research and development programs by seeking sources of funding for a portion of these expenses through collaborative arrangements with third parties. However, we intend to retain a portion of the commercial rights to these programs and, as a result, we still expect to spend significant funds on our share of the cost of these programs, including the costs of research, preclinical development, clinical research and manufacturing.

Manufacturing, Selling and Marketing Efforts

During 2007, we expect to continue to incur significant expenditures associated with manufacturing, selling and marketing our products. We expect to continue in-process capital expenditure projects at our research and development facilities in France and West Chester. The aggregate amount of our sales and marketing expenses in 2007 also will be significantly higher than that incurred in 2006, primarily as a result of higher expenses associated with our promotional efforts related to PROVIGIL and FENTORA.

Indebtedness

We have significant indebtedness outstanding, consisting principally of indebtedness on convertible subordinated notes. The following table summarizes the principal terms of our most significant convertible subordinated notes outstanding as of December 31, 2006:

Security	Outstanding (in millions)	Conversion Price	Redemption Rights and Obligations
2.0% Convertible Senior Subordinated Notes due June 2015 (the “2.0% Notes”)	$820.0	$46.70*	Generally not redeemable by the holder prior to December 2014.
Zero Coupon Convertible Notes due June 2033, first putable June 15, 2008 (the “2008 Zero Coupon Notes”)	$213.2	$59.50*	Redeemable on June 15, 2008 at either option of holder or us at a redemption price of 100.25% of the principal amount redeemed.
Zero Coupon Convertible Notes due June 2033, first putable June 15, 2010 (the “2010 Zero Coupon Notes”)	$199.5	$56.50*	Redeemable on June 15, 2010 at either option of holder or us at a redemption price of 100.25% of the principal amount redeemed.

*                    Stated conversion prices as per the terms of the notes. However, each convertible note contains certain terms restricting a holder’s ability to convert the notes, including that a holder may only convert if the closing price of our stock on the day prior to conversion is higher than $56.04, $71.40 or $67.80 with respect to the 2.0% Notes, the 2008 Zero Coupon Notes or the 2010 Zero Coupon Notes, respectively. For a more complete description of these notes, including the associated convertible note hedge, see Note 10 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

In December 2006, certain holders of our Zero Coupon Notes and 2.0% Notes approached us and we agreed to exchange $436.9 million aggregate principal amount of our convertible notes for cash payments totaling $175.3 million and the issuance of 6.2 million shares of our common stock. Concurrent with these exchanges, we amended our convertible note hedge agreements related to the Zero Coupon Notes and 2% Notes and amended the warrant agreements related to the Zero Coupon Notes. The effect of these amendments was to terminate the portion of the convertible note hedge and, with respect to the Zero Coupon Notes, the warrants agreements related to the $436.9 million principal amount of notes exchanged. In settlement of these amendments, we received 1.8 million shares of our common stock from the counterparties to these agreements. The warrants related to the 2% Notes exchanged in December 2006 remain outstanding.

Our 2.0% and 2010 Zero Coupon Notes are convertible as of December 31, 2006 and, under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. As of the filing date of this Annual Report on Form 10-K, we do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time. If we do not have sufficient funds available to repay any principal balance of notes presented for conversion, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

As of December 31, 2006, our 2.0% Notes and 2010 Zero Coupon Notes are convertible because the closing price of our common stock on that date was higher than the restricted conversion prices of these notes. As a result, the 2.0% Notes and 2010 Zero Coupon Notes have been classified as current liabilities on our consolidated balance sheet as of December 31, 2006 (see Note 10 of our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for summary of our convertible debt, note hedge and call warrant). As of February 27, 2007, the fair value of both the 2.0% Notes and 2010 Zero Coupon Notes is greater than the value of the shares into which such notes are convertible. We believe that the share price of our common stock would have to significantly increase over the market price as of the filing date of this report before the fair value of the convertible notes would be less than the value of the common stock shares underlying the notes and, as such, we believe it is highly unlikely that holders of the 2.0% Notes or 2010 Zero Coupon Notes will present significant amounts of such notes for conversion under the current terms. In the unlikely event that a significant conversion did occur, we believe that we have the ability to raise sufficient cash to repay the principal amounts due through a combination of utilizing our existing cash on hand, raising money in the capital markets or selling our note hedge instruments for cash.

The annual interest payments on our convertible notes outstanding as of December 31, 2006 are $16.4 million, payable semi-annually on June 1 and December 1. In the future, we may agree to exchanges of the notes for shares of our common stock or debt, or may determine to use a portion of our existing cash on hand to purchase or retire all or a portion of the outstanding convertible notes.

Our 2.0% Notes and 2008 and 2010 Zero Coupon Notes each are considered instrument C securities as defined by Emerging Issues Task Force (“EITF”) Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” (“EITF 90-19”); therefore, these notes are included in the dilutive earnings per share calculation using the treasury stock method. Under the treasury stock method, we must calculate the number of shares issuable under the terms of these notes based on the average market price of our common stock during the period, and include that number in the total diluted shares figure for the period. At the time we sold our 2.0% Notes and Zero Coupon Notes we entered into convertible note hedge and warrant agreements that together are intended to have the economic effect of reducing the net number of shares that will be issued upon conversion of the notes by increasing the effective conversion price for these notes, from our perspective, to $67.92 and $72.08, respectively. However, from a U.S. GAAP perspective, SFAS No. 128, “Earnings Per Share” (“SFAS 128”) considers only the impact of the convertible notes and the warrant agreements; since the impact of the convertible note hedge agreements is always anti-dilutive, SFAS 128 requires that we exclude from the calculation of fully diluted shares the number of shares of our common stock that we would receive from the counterparties to these agreements upon settlement.

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

Share Price	Convertible Notes Shares	Warrant Shares	Total Treasury Stock Method Incremental Shares(1)	Shares Due to Cephalon under Note Hedge	Incremental Shares Issued by Cephalon upon Conversion(2)
$65.00	5,710	—	5,710	(5,710)	—
$75.00	8,239	2,137	10,376	(8,239)	2,137
$85.00	10,173	5,041	15,214	(10,173)	5,041
$95.00	11,699	7,334	19,033	(11,699)	7,334
$105.00	12,935	9,189	22,124	(12,935)	9,189

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

Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements for the year ended December 31, 2006 included in Part II, Item 8 of this Annual Report on Form 10-K. The SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of the company’s financial condition and results of operations and most demanding of their judgment. Management considers the following policies to be critical to an understanding of our consolidated financial statements and the uncertainties associated with the complex judgments made by us that could impact our results of operations, financial position and cash flows.

Revenue recognition—In the United States, we sell our products to pharmaceutical wholesalers, the largest three of which account for 71% of our total consolidated gross sales for the year ended December 31, 2006. Decisions made by these wholesalers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) may have materially affected the level of our sales in any particular period and thus our sales may not correlate to the number of prescriptions written for our products as reported by IMS Health.

We have distribution service agreements with our major wholesaler customers. These agreements obligate the wholesalers to provide us with periodic retail demand information and current inventory levels for our products held at their warehouse locations; additionally, the wholesalers have agreed to manage the variability of their purchases and inventory levels within specified limits based on product demand.

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

We recognize revenue on new product launches when sales returns can be reasonably estimated and all other revenue recognition requirements have been met. When determining if returns can be estimated, we consider actual returns of similar products as well as sales returns with similar customers. In cases in which a new product is not an extension of an existing line of product or where we have no history of experience with products in a similar therapeutic category such that we can not estimate expected returns of the new product, we defer recognition of revenue until the right of return no longer exists or until we have developed sufficient historical experience to estimate sales returns. In developing estimates for sales returns, we consider inventory levels in the distribution channel, shelf life of the product and expected demand based on market data and prescriptions.

As of December 31, 2006, we received information from substantially all of our U.S. wholesaler customers about the levels of inventory they held for our U.S. branded products. Based on this information, which we have not independently verified, we believe that total inventory held at these wholesalers is approximately two weeks supply of our U.S. branded products at our current sales levels. During the fourth quarter of 2006, we shipped launch quantities of our generic OTFC. At December 31, 2006, we believe that generic OTFC inventory held at wholesalers and retailers is approximately two to three months.

Sales of our generic OTFC product to wholesalers and retailers include both the right of return of expired product and retroactive price reductions under certain conditions, while sales of FENTORA also include the right of return of expired product. Based on the sales levels and the prescription data during the fourth quarter of 2006, and based on the number of units on hand in the pipeline at December 31, 2006 relative to the overall demand for the products, we have estimated and recorded all applicable product sales allowances related to generic OTFC and FENTORA as of December 31, 2006. We have therefore recognized revenues for generic OTFC and FENTORA based on a fixed and determinable sales price in 2006.

Sales of our generic OTFC product could be subject to retroactive price reductions for units that remain in the pipeline if the price of generic OTFC is reduced, including as a result of another generic entrant into the market, and as a result any estimated impact of such adjustments is recorded at the time revenue is recognized. This estimate of both the potential timing of a generic entrant and the amount of the price reduction is highly subjective. At December 31, 2006, we are not aware of any expected additional entrants into the generic OTFC market that would result in a price reduction to customers for inventory already purchased from us, and do not believe that any revenue recognized as of December 31, 2006 would be effected by a retroactive shelf stock adjustment. If an additional generic entrant had occurred at the beginning of the first quarter on January 1, 2007, and generic OTFC prices were reduced by 15%, then a reduction of our reported revenues of $5.4 million would result. We utilize Watson as our sales agent for the sales and distribution of our generic OTFC. We pay our sales agent a commission for these services and record this commission as SG&A expense.

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

1)     Prompt payment discounts—We offer our U.S. wholesaler customers a 2% prompt-pay cash discount as an incentive to remit payment within the first thirty-five days after the date of the invoice. Prompt-pay discount calculations are based on the gross amount of each invoice. We account for these discounts by reducing sales by the 2% discount amount when product is sold, and apply earned cash discounts at the time of payment. Since we began selling our products commercially in 1999, our customers have routinely taken advantage of this discount. Based on common industry practices and our customers’ overall payment performance, we accrue for cash discounts on all U.S. sales recorded during the period. We adjust the accrual to reflect actual experience as necessary and, as a result, the actual amount recognized in any period may be slightly different from our accrual amount.

2)     Wholesaler discounts—During 2005, we finalized distribution service agreements with a number of our wholesaler customers that provide our wholesalers with the opportunity to earn up to 2% in additional discounts in exchange for the performance of certain services. These agreements are effective from January 1, 2005. We have therefore recorded a provision equal to 2% of U.S. gross sales for the twelve months ended December 31, 2006, less inventory appreciation adjustments for 2006 price increases. In addition, at our discretion, we may provide additional discounts to wholesalers such as the discounts of $2.2 million that were provided and recorded during the first quarter of 2005 and the additional discount offered to wholesalers on initial stocking orders of FENTORA. Actual discounts provided could therefore exceed historical experience and our estimates of expected discounts. If these discounts were to increase by 1.0% of 2006 gross sales from our six products marketed in the U.S., then an additional provision of $14.8 million would result.

3)     Returns—Customers can return short-dated or expired product that meets the guidelines set forth in our return goods policy. Product shelf life from the date of manufacture for PROVIGIL is 3 years, GABITRIL is 2 to 3 years, depending on product strength, and ACTIQ and FENTORA are each 2 years. Returns are accepted from wholesalers and retail pharmacies. Wholesaler customers can return short dated product with six months or less shelf life remaining and expired product within twelve months following the expiration date. Retail pharmacies are not permitted to return short-dated product but can return full or partial quantities of expired product only within twelve months following the expiration date. We base our estimates of product returns for each of our products on the percentage of returns that we have experienced historically. Notwithstanding this, we may adjust our estimate of product returns if we are aware of other factors that we believe could meaningfully impact our expected return percentages. These factors could include, among others, our estimates of inventory levels of our products in the distribution channel, known sales trends and existing or anticipated competitive market forces such as product entrants and/or pricing changes.

For the year ended December 31, 2006, we recorded a provision for returns at a weighted average rate of 1.3% of gross sales, which is consistent with our actual historical return percentages. The other factors described above did not have a significant impact for the year ended December 31, 2006 on our estimate of product returns. Actual returns could exceed historical experience and our estimates of expected future returns activity because of several factors, including, among other things, wholesaler and retailer stocking patterns and/or competition. If the returns provision percentage were to increase by 0.5% of 2006 gross sales from our six products marketed in the U.S., then an additional provision of $7.4 million would result.

Based on fourth quarter sales, we believe a reasonable estimate of our maximum exposure for potential returns related to product in our total supply pipeline as of December 31, 2006 is approximately $53.6 million for PROVIGIL, $56.7 million for ACTIQ, $37.6 million for generic OTFC, $14.9 million for FENTORA and $4.7 million for GABITRIL.

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

For the year ended December 31, 2006, we recorded a provision for coupons at a weighted average rate of 1.4% of gross sales. Actual coupon usage could exceed historical experience and our estimates of expected future coupon activity. If the coupons provision percentage were to increase by 0.5% of 2006 gross sales from our six products marketed in the U.S., then an additional provision of $7.4 million would result.

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

For the year ended December 31, 2006, we recorded a provision for Medicaid discounts at a weighted average rate of 2.4% of gross sales. Actual Medicaid discounts could exceed historical experience and our estimates of expected future Medicaid patient activity or unit rebate amounts. If the Medicaid discounts provision percentage were to increase by 0.5% of 2006 gross sales from our six products marketed in the U.S., then an additional provision of $7.4 million would result.

6)     Medicare Part D discounts—Beginning in 2006, we have entered into agreements with certain customers covered under Part D of the Medicare Prescription Drug Improvement and Modernization Act of 2003 whereby we provide agreed-upon discounts to such entities based on formulary positioning. We record accruals for these discounts as a reduction of sales when product is sold based on the discount rates and expected levels of sales volume of these customers during a period. We estimate eligible sales based on expected amounts and trends of sales by these entities and on any expected changes to the trends of our product sales. Discounts are generally invoiced and paid quarterly in arrears, so that our accrual consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual for prior quarters’ unpaid rebates and an accrual for inventory in the distribution channel.

For the year ended December 31, 2006, we recorded a provision for Medicare Part D discounts at a weighted average rate of 0.1% of gross sales. Actual Medicare Part D discounts could exceed our estimates of expected future Medicare patient activity or unit rebate amounts. If the Medicare Part D discounts provision percentage were to increase by 0.5% of 2006 gross sales from our six products marketed in the U.S., then an additional provision of $7.4 million would result.

7)     Managed care and governmental contracts—We have entered into agreements with certain managed care customers whereby we provide agreed-upon discounts to such entities based on market share. We record accruals for these discounts as a reduction of sales when product is sold based on the discount rates and expected levels of market share of these managed care customers during a period. We estimate eligible sales based on historical amounts and trends of sales by these entities and on any expected changes to the trends of our product sales. Discounts are generally invoiced and paid quarterly in arrears, so that our accrual consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual for prior quarters’ unpaid rebates and an accrual for inventory in the distribution channel.

We have entered into agreements with certain governmental customers (other than Medicaid) whereby we provide legislatively mandated discounts and rebates to such entities. We record accruals for these discounts and rebates as a reduction of sales when product is sold based on the discount amounts and expected levels of performance of these governmental customers during a period. We estimate eligible sales based on historical sales amounts and trends of sales by these entities and on any expected changes to the trends of our product sales. Generally, discounts are granted to governmental customers by our wholesalers at time of purchase. In other cases, rebates are paid directly to governmental customers based on reported levels of patient usage. Wholesalers charge these discounts and rebates back to us generally within one to three months. We record accruals for our estimate of unprocessed chargebacks related to sales made during the period based on an estimate of the amount expected to be incurred for the current quarter’s sales, plus an accrual based on the amount of inventory in the distribution channel.

We recognized a reduction in the managed care and governmental contracts allowance of $13.3 million in the third quarter of 2006, representing amounts paid to the DoD under the Tricare program from October 2004 through June 30, 2006. In October 2006, the DoD announced that it would reimburse all companies that had voluntarily made such payments under the Tricare program due to the U.S. Court of Appeals September 2006 ruling and we received this reimbursement in December 2006.

For the year ended December 31, 2006, we recorded a provision for managed care and governmental contracts at a weighted average rate of 1.9% of gross sales. Actual chargebacks and rebates could exceed historical experience and our estimates of expected future participation in these programs. If the chargebacks and rebates provision percentage were to increase by 0.5% of 2006 gross sales from our six products marketed in the U.S., then an additional provision of $7.4 million would result.

The following table summarizes activity in each of the above categories for the years ended December 31, 2005 and 2006:

(In thousands)	Prompt Payment Discounts	Wholesaler Discounts	Returns*	Coupons	Medicaid Discounts	Medicare Part D Discounts	Managed Care & Governmental Contracts	Total
Balance at January 1, 2005	$(2,899)	$—	$(11,727)	$(4,165)	$(18,075)	$—	$(4,409)	$(41,275)
Provision:
Current period	(22,284)	(24,373)	(13,132)	(23,313)	(66,653)	—	(26,072)	(175,827)
Prior periods	—	—	(2,721)	—	(592)	—	56	(3,257)
Total	(22,284)	(24,373)	(15,853)	(23,313)	(67,245)	—	(26,016)	(179,084)
Actual:
Current period**	20,367	21,645	(1,572)	18,633	33,199	—	19,506	111,778
Prior periods	2,899	—	6,554	4,150	18,667	—	4,353	36,623
Total	23,266	21,645	4,982	22,783	51,866	—	23,859	148,401
Balance at December 31, 2005	$(1,917)	$(2,728)	$(22,598)	$(4,695)	$(33,454)	$—	$(6,566)	$(71,958)
Provision***:
Current period	(32,384)	(2,939)	(24,735)	(26,169)	(45,990)	(2,217)	(43,712)	(178,146)
Prior periods	—	—	—	(684)	723	—	7,443	7,482
Total	(32,384)	(2,939)	(24,735)	(26,853)	(45,267)	(2,217)	(36,269)	(170,664)
Actual***:
Current period	28,836	2,629	—	21,508	19,588	545	25,889	98,995
Prior periods	1,917	2,728	18,490	5,378	32,731	—	(877)	60,367
Total	30,753	5,357	18,490	26,886	52,319	545	25,012	159,362
Balance at December 31, 2006	$(3,548)	$(310)	$(28,843)	$(4,662)	$(26,402)	$(1,672)	$(17,823)	$(83,260)

*                    Given our return goods policy, we assume that all returns in a current year relate to prior period sales.

**             Includes beginning reserve balances related to TRISENOX, which was acquired in the third quarter of 2005, of $0.1 million for prompt payment discounts and $1.6 million for returns.

***      Includes $13.3 million related to the DoD Tricare program of which $5.5 million related to the current period and $7.8 million related to prior periods.

Inventories—Our inventories are valued at the lower of cost or market, and include the cost of raw materials, labor, overhead and shipping and handling costs. Cost is computed on domestic inventories and certain of our foreign inventories using the last-in, first-out (“LIFO”) method. For the majority of our foreign inventories, the first-in, first-out (“FIFO”) method is utilized. The majority of our inventories are subject to expiration dating. We regularly evaluate the carrying value of our inventories and when, in our opinion, factors indicate that impairment has occurred, we establish a reserve against the inventories’ carrying value. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment. We base our analysis, in part, on the level of inventories on hand in relation to our estimated forecast of product demand, production requirements for forecasted product demand and the expiration dates of inventories. Although we make every effort to ensure the accuracy of forecasts of future product demand, any significant unanticipated decreases in demand could have a material impact on the carrying value of our inventories and our reported operating results. To date, inventory adjustments have not been material.

We expense pre-launch inventory unless it is probable that the inventory will be saleable. We have capitalized inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. We could be required to expense previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential factors. At December 31, 2006, we had $89.1 million of capitalized inventory costs related to NUVIGIL, net of reserves of $8.9 million, as we do not expect that certain batches in inventory will be sold prior to their expiration date. At December 31, 2006, we had an $8.6 million inventory reserve related to the FDA’s determination that the SPARLON sNDA was not approvable (see Note 6 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K). At December 31, 2005, we had $44.6 million, $5.9 million and $0.6 million of capitalized inventory costs related to NUVIGIL, SPARLON and other pre-launch products, respectively.

We have committed to make future minimum payments to third parties for certain raw material inventories. The minimum purchase commitments total $86.6 million as of December 31, 2006, the majority of which relate to modafinil and armodafinil. We expect to fully utilize these contracts.

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

We provide for income taxes at a rate equal to our estimated annual combined federal, state and foreign statutory effective rates. Subsequent adjustments to our estimates of our ability to recover the deferred tax assets or other changes in circumstances or estimates could cause our provision for income taxes to vary from period to period, as it has for the current year ended December 31, 2006.

Based on our profitability for the year ended December 31, 2005, projected future results, and resolution of several generic challenges, during the fourth quarter of 2005 we concluded that it was likely that a significant portion of the deferred tax assets would be realized. Therefore, we again reversed a significant portion of the valuation allowance. At December 31, 2006, we retained a valuation allowance of $78.0 million, against a total deferred tax asset balance of $460.0 million, composed entirely of state and foreign net operating losses, and state tax credits. We will continue to review and analyze the likelihood of realizing tax benefits related to deferred tax assets as there is more certainty surrounding our future levels of profitability related to specific company operations and the related taxing jurisdictions.

Stock-based compensation—Effective January 1, 2006, we adopted SFAS 123(R) using the modified prospective method, in which compensation cost was recognized based on the requirements of SFAS 123(R) for (a) all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. SFAS 123(R) requires the use of judgment and estimates in performing multiple calculations. We estimate the fair value using the Black-Scholes option-pricing model when assessing the fair value of stock options granted. The Black-Scholes option-pricing model requires several inputs, one of which is volatility. The fair value of stock options is most sensitive to the volatility input. Our estimate of volatility is based upon the historical volatility experienced in our stock price as well as the implied volatility from publicly traded stock options on our stock. To the extent volatility of our stock price or the option market on our stock increases in the future, our estimates of the fair value of stock options granted in the future could increase, thereby increasing stock-based compensation expense in future periods. For instance, an increase in estimated volatility of ten percentage points would have resulted in additional annual pre-tax stock-based compensation expense of approximately $3.4 million for the year ended December 31, 2006. In addition, we apply an expected forfeiture rate when amortizing stock-based compensation expense. Our estimate of the forfeiture rate is based primarily upon historical experience of employee turnover. To the extent we revise this estimate in the future or actual experience differs from this estimate, our stock-based compensation expense could be materially impacted. An estimated forfeiture rate of one percentage point lower would have resulted in an insignificant increase in stock-based compensation expense for the year ended December 31, 2006. Our expected term of stock options granted was derived from the average midpoint between vesting and the contractual term, as described in SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment.” In the future, as information regarding post vesting termination becomes more accessible, we may change our method of deriving the expected term. This change could impact our fair value of stock options granted in the future. We expect to refine our method of deriving expected term no later than January 1, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect the adoption of FIN 48 will have on our 2007 consolidated financial statements, but we do not expect it to be significant.

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

In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, the measurement of a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. We adopted SFAS 158 effective December 31, 2006. Our retirement plans are unfunded and our unrecognized gains or losses, prior service costs or credits, and transition assets or obligations at December 31, 2006 were not significant.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “rollover” method and the “iron curtain” method. The rollover method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.

SAB 108 is effective for any report for an interim period of the first fiscal year ending after November 15, 2006. We believe the adoption of this bulletin effective January 1, 2007 will have no impact on our 2007 consolidated financial statements.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign currency exchange risk related to our operations in European subsidiaries that have transactions, assets, and liabilities denominated in foreign currencies that are translated into U.S. dollars for consolidated financial reporting purposes. Historically, we have not hedged any of these foreign currency exchange risks. For the year ended December 31, 2006, an average 10% weakening of the U.S. dollar relative to the currencies in which our European subsidiaries operate would have resulted in an increase of $29.1 million in reported total revenues and a corresponding increase in reported expenses. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not assume any changes in the level of operations of our European subsidiaries.

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

REPORT OF MANAGEMENT

Management’s Report on Financial Statements

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

Management’s Report on Internal Control Over Financial Reporting

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

Our management conducted an assessment of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2006, our internal controls over financial reporting were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our management’s assessment of the effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cephalon, Inc.:

We have completed integrated audits of Cephalon, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Cephalon, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed  in Note 3 to the consolidated financials statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards 123(R) “Share-Based Payment (revised 2004).”

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Philadelphia, PA
February 28, 2007

CEPHALON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$496,512	$205,060
Investments	25,212	279,030
Receivables, net	270,045	199,086
Inventory, net	174,300	137,886
Deferred tax assets, net	184,518	187,436
Other current assets	47,278	40,339
Total current assets	1,197,865	1,048,837
PROPERTY AND EQUIPMENT, net	453,010	323,830
GOODWILL	467,167	471,051
INTANGIBLE ASSETS, net	793,037	742,874
DEFERRED TAX ASSETS, net	118,192	200,629
OTHER ASSETS	16,226	31,985
	$3,045,497	$2,819,206
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,023,312	$933,160
Accounts payable	90,586	53,699
Accrued expenses	263,478	291,744
Total current liabilities	1,377,376	1,278,603
LONG-TERM DEBT	224,992	763,097
DEFERRED TAX LIABILITIES, net	72,491	110,703
OTHER LIABILITIES	61,178	54,632
Total liabilities	1,736,037	2,207,035
COMMITMENTS AND CONTINGENCIES (Note 13)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, 2,500,000 shares issued, and none outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 67,853,389 and 58,445,405 shares issued, and 65,596,227 and 58,072,562 shares outstanding	678	584
Additional paid-in capital	1,780,749	1,166,166
Treasury stock, at cost, 2,257,162 and 372,843 shares outstanding	(151,068)	(17,125)
Accumulated deficit	(425,256)	(570,072)
Accumulated other comprehensive income	104,357	32,618
Total stockholders’ equity	1,309,460	612,171
	$3,045,497	$2,819,206

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
REVENUES:
Sales	$1,720,172	$1,156,518	$980,375
Other revenues	43,897	55,374	35,050
	1,764,069	1,211,892	1,015,425
COSTS AND EXPENSES:
Cost of sales	257,061	164,223	119,973
Research and development	403,367	354,826	273,972
Selling, general and administrative	675,576	443,861	339,477
Depreciation and amortization	116,511	84,305	52,798
Impairment charges	12,417	20,820	30,071
Acquired in-process research and development	5,000	366,815	185,700
	1,469,932	1,434,850	1,001,991
INCOME (LOSS) FROM OPERATIONS	294,137	(222,958)	13,434
OTHER INCOME (EXPENSE):
Interest income	25,438	26,171	16,486
Interest expense	(18,922)	(25,235)	(22,186)
Debt exchange expense	(48,122)	—	(28,230)
Write-off of deferred debt issuance costs	(13,105)	(27,109)	—
Gain (charge) on early extinguishment of debt	—	2,085	(2,313)
Other income (expense), net	(1,172)	1,928	(5,375)
	(55,883)	(22,160)	(41,618)
INCOME (LOSS) BEFORE INCOME TAXES	238,254	(245,118)	(28,184)
INCOME TAX EXPENSE (BENEFIT)	93,438	(70,164)	45,629
NET INCOME (LOSS)	$144,816	$(174,954)	$(73,813)
BASIC INCOME (LOSS) PER COMMON SHARE	$2.39	$(3.01)	$(1.31)
DILUTED INCOME (LOSS) PER COMMON SHARE	$2.08	$(3.01)	$(1.31)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	60,507	58,051	56,489
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-ASSUMING DILUTION	69,672	58,051	56,489

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

									Accumulated
					Additional				Other
	Comprehensive		Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Income (Loss)	Total	Shares	Amount	Capital	Shares	Amount	Deficit	Income
BALANCE, JANUARY 1, 2004		$770,370	55,842,510	$558	$1,052,059	308,828	$(13,692)	$(321,305)	$52,750
Net loss	$(73,813)	(73,813)						(73,813)
Foreign currency translation gain	16,071
Unrealized investment losses	(1,878)
Other comprehensive gain	14,193	14,193							14,193
Comprehensive loss	$(59,620)
Issuance of common stock upon conversion of convertible notes		105,122	1,518,169	15	105,107
Tax effect upon conversion of convertible notes		(10,100)			(10,100)
Stock options exercised		12,051	535,446	6	12,045
Tax benefit from the exercise of stock options		8,017			8,017
Restricted stock unit awards		5,372	76,925	1	5,371
Treasury stock acquired		(1,168)				23,956	(1,168)
BALANCE, DECEMBER 31, 2004		830,044	57,973,050	580	1,172,499	332,784	(14,860)	(395,118)	66,943
Net loss	$(174,954)	(174,954)						(174,954)
Foreign currency translation loss	(33,317)
Unrealized investment losses	(1,008)
Other comprehensive loss	(34,325)	(34,325)							(34,325)
Comprehensive loss	$(209,279)
Sale of warrants associated with convertible subordinated notes		217,071			217,071
Purchase of convertible note hedge associated with convertible subordinated notes		(382,261)			(382,261)
Tax benefit from the purchase of convertible note hedge		133,791			133,791
Stock options exercised		11,460	346,730	3	11,457
Tax benefit from the exercise of stock options, net of adjustment		2,826			2,826
Restricted stock unit awards		10,784	125,625	1	10,783
Treasury stock acquired		(2,265)				40,059	(2,265)
BALANCE, DECEMBER 31, 2005		612,171	58,445,405	584	1,166,166	372,843	(17,125)	(570,072)	32,618
Net income	$144,816	144,816						144,816
Foreign currency translation gain	70,743
Unrealized investment gains	996
Other comprehensive gain	71,739	71,739							71,739
Comprehensive income	$216,555
Issuance of common stock upon conversions and exchanges of convertible notes		310,155	6,169,429	62	310,093
Termination of warrants and convertible note hedge upon exchanges of convertible notes		—			129,525	1,823,847	(129,525)
Tax effect of conversions and exchanges of convertible notes		(38,490)			(38,490)
Stock options exercised		143,491	3,058,430	30	143,461
Tax benefit from equity compensation		27,189			27,189
Stock-based compensation expense		42,807	180,125	2	42,805
Treasury stock acquired		(4,418)				60,472	(4,418)
BALANCE, DECEMBER 31, 2006		$1,309,460	67,853,389	$678	$1,780,749	2,257,162	$(151,068)	$(425,256)	$104,357

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$144,816	$(174,954)	$(73,813)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax expense (benefit)	28,064	(77,341)	32,997
Tax benefit from stock-based compensation	—	5,826	8,017
Debt exchange expense	48,122	—	28,230
Tax effect on conversion of convertible notes	—	—	(10,100)
Depreciation and amortization	126,531	89,967	59,016
Amortization of debt issuance costs	493	7,301	8,275
Write-off of debt issuance costs associated with convertible subordinated notes	13,105	27,109	—
Stock-based compensation expense	42,807	10,784	5,372
Non-cash (gain) charge on early extinguishment of debt	—	(4,549)	2,313
Pension curtailment	—	—	(4,214)
Loss on disposals of property and equipment	3,292	1,107	1,423
Impairment charges	12,417	20,820	30,071
Acquired in-process research and development	—	201,815	185,700
Changes in operating assets and liabilities, net of effect from acquisitions:
Receivables	(63,932)	35,070	(105,523)
Inventory	(21,796)	(44,167)	(16,699)
Other assets	37,403	9,424	(19,958)
Accounts payable, accrued expenses and deferred revenues	(19,764)	94,523	47,864
Other liabilities	(31,641)	(17,004)	(367)
Net cash provided by operating activities	319,917	185,731	178,604
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(159,917)	(118,050)	(50,244)
Acquisition of CIMA LABS, net of cash acquired	—	—	(482,521)
Acquisition of Salmedix, net of cash acquired	—	(130,733)	—
Acquisition of TRISENOX	—	(69,722)	—
Acquisition of Zeneus, net of cash acquired	—	(365,786)	—
Acquisition of intangible assets	(115,850)	(33,459)	(45,771)
Sales and maturities of investments	260,082	149,072	90,973
Purchases of investments	(4,691)	(211,802)	(197,651)
Net cash used for investing activities	(20,376)	(780,480)	(685,214)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of common stock options	143,491	11,460	12,051
Windfall tax benefits from stock-based compensation	27,189	—	—
Acquisition of treasury stock	(4,418)	(2,265)	(1,168)
Payments on and retirements of long-term debt	(188,886)	(504,113)	(51,905)
Net proceeds from issuance of convertible subordinated notes	—	891,949	—
Proceeds from sale of warrants	—	217,071	—
Purchase of convertible note hedge	—	(382,261)	—
Net cash provided by (used for) financing activities	(22,624)	231,841	(41,022)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	14,535	(6,276)	6,177
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	291,452	(369,184)	(541,455)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	205,060	574,244	1,115,699
CASH AND CASH EQUIVALENTS, END OF YEAR	$496,512	$205,060	$574,244
Supplemental disclosures of cash flow information:
Cash payments for interest, net of capitalized interest	$20,272	$16,595	$16,588
Cash payments for income taxes	36,954	15,963	24,182
Non-cash investing and financing activities:
Capital lease additions	2,134	2,303	2,337
Tax benefit from the purchase of convertible note hedge	—	133,791	—
Acquisition of treasury stock associated with termination of convertible note hedge and warrant agreements	129,525	—	—
Exchange/conversion of convertible notes into common stock, net of debt exchange expense	262,033	—	78,250

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

Principles of Consolidation

The consolidated financial statements include the results of our operations and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. We completed the acquisitions of issued share capital of Zeneus Holdings Limited and its wholly-owned subsidiaries on December 22, 2005, substantially all assets related to the TRISENOX injection business from Cell Therapeutics, Inc. and CTI Technologies, Inc., a wholly-owned subsidiary of CTI on July 18, 2005, outstanding capital stock of Salmedix, Inc. on June 14, 2005 and the outstanding shares of capital stock of CIMA LABS INC. on August 12, 2004. These acquisitions have been accounted for either as business combinations or asset purchases.

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

Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows” requires that the effect of exchange rate changes on cash held in foreign currencies be reported as a separate item in the reconciliation of beginning and ending cash and cash equivalents. All other foreign currency cash flows are reported in the applicable line of the consolidated statement of cash flows using an approximation of the exchange rate in effect at the time of the cash flows.

Cash Equivalents and Investments

Cash equivalents include investments in liquid securities with original maturities of three months or less from the date of purchase. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we consider our investments to be “available for sale.” We classify these

CEPHALON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

investments as short-term and carry them at fair market value. Unrealized gains and losses have been recorded as a separate component of accumulated other comprehensive income included in stockholders’ equity. All realized gains and losses on our available for sale securities are recognized in results of operations.

Major U.S. Customers and Concentration of Credit Risk

Our two most significant products, PROVIGIL® (modafinil) Tablets [C-IV] and ACTIQ® (oral transmucosal fentanyl citrate) [C-II], comprised the following:

	% of total consolidated net sales			% of net sales in U.S. market
	Year Ended December 31,			Year Ended December 31,
	2006	2005	2004	2006	2005	2004
PROVIGIL sales	43%	44%	45%	94%	93%	92%
ACTIQ sales	34%	36%	35%	95%	96%	98%

In the United States, we sell our products primarily to a limited number of pharmaceutical wholesalers without requiring collateral. We periodically assess the financial strength of these customers and establish allowances for anticipated losses, if necessary.

	% of total trade accounts receivable			% of total consolidated gross sales
	At December 31,			Year Ended December 31,
	2006	2005	2004	2006	2005	2004
Major U.S. customers:
AmerisourceBergen Corporation	8%	10%	14%	15%	17%	18%
Cardinal Health, Inc.	17%	33%	31%	30%	32%	33%
McKesson Corporation	15%	12%	35%	26%	26%	28%
Total	40%	55%	80%	71%	75%	79%

At December 31, 2006, trade accounts receivable of our major U.S. customers as a percentage of total trade accounts receivable of 40% decreased as compared to 55% at December 31, 2005. This decrease is primarily attributable to growth of our European business and Watson trade accounts receivable related to our generic version of ACTIQ (“generic OTFC”) sales. For a summary of accounts receivable, see Note 5 herein.

Inventory

Inventory is stated at the lower of cost or market value. Our domestic inventories and certain of our foreign inventories are valued using the last-in, first-out (“LIFO”) method. The majority of our foreign inventories are valued using the first-in, first-out (“FIFO”) method. See Note 6 herein.

CEPHALON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

We expense pre-launch inventory unless it is probable that the inventory will be saleable. We capitalize inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. We could be required to expense previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential factors. See Note 6 herein.

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

Fair Value of Financial Instruments

The carrying values of cash, cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate the respective fair values. The market value of our 2.0% convertible senior subordinated notes was $1.4 billion as compared to a carrying value of $820.0 million and the market value of our Zero Coupon convertible subordinated notes was $529.1 million as compared to a carrying value of $413.5 million, at December 31, 2006, based on quoted market values. The majority of our other debt instruments that were outstanding as of December 31, 2006 do not have readily ascertainable market values; however, management believes that the carrying values approximate the respective fair values.

Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill represents the excess of purchase price over net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair-value-based test. We perform our annual test of impairment of goodwill as of July 1. At December 31, 2006, we had $267.9 million of goodwill in our United States segment and $199.3 million in our Europe segment. We completed our annual test of impairment of goodwill in each segment at July 1, 2006 and concluded that goodwill was not impaired.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review amortizable assets for impairment on a quarterly basis or whenever changes in circumstances indicate the carrying value of the asset may not be recoverable. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the assets to the present value of the expected future cash flows associated with the use of the asset.

CEPHALON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

In the United States, we sell our products to pharmaceutical wholesalers, the largest three of which account for 71% of our total consolidated gross sales for the year ended December 31, 2006. Decisions made by these wholesalers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) can materially affect the level of our sales in any particular period and thus may not correlate to the number of prescriptions written for our products as reported by IMS Health Incorporated. We believe that speculative buying of product, particularly in anticipation of possible price increases, has been the historic practice of many pharmaceutical wholesalers. In past years, we attempted to minimize these fluctuations both by providing, from time to time, discounts to our customers to stock normal amounts of inventory (which we had historically defined as approximately one month’s supply at our current sales level) and by canceling orders if we believe a particular customer is speculatively buying inventory in anticipation of possible price increases.

Over the past two years, our wholesaler customers, as well as others in the industry, began modifying their business models from arrangements where they derive profits from the management of various discounts and rebates, to arrangements where they charge a fee for their services. In connection with this new wholesaler business model, we finalized distribution service agreements in the third quarter of 2005 with our major wholesaler customers. These agreements obligate the wholesalers to provide us with periodic retail demand information and current inventory levels for our products held at their warehouse locations; additionally, the wholesalers have agreed to manage the variability of their purchases and inventory levels within specified limits based on product demand.

As of December 31, 2006, we received information from substantially all of our U.S. wholesaler customers about the levels of inventory they held for our U.S. branded products. Based on this information, which we have not independently verified, we believe that total inventory held at these wholesalers is approximately two weeks supply of our U.S. branded products at our current sales levels. During the fourth quarter of 2006, we shipped launch quantities of our generic OTFC. At December 31, 2006, we believe that generic OTFC inventory held at wholesalers and retailers is approximately two to three months.

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

Other revenue, which includes revenues from collaborative agreements, consists primarily of up-front fees, ongoing research and development funding, milestone payments and payments under co-promotional or managed services agreements. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. We estimate our performance period based on the specific terms of

CEPHALON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

each collaborative agreement. We adjust the performance periods, if appropriate, based upon available facts and circumstances. We recognize periodic payments over the period that we perform the related activities under the terms of the agreements. Revenue resulting from the achievement of milestone events stipulated in the agreements is recognized when the milestone is achieved. Milestones are based upon the occurrence of a substantive element specified in the contract or as a measure of substantive progress towards completion under the contract. In connection with these collaborations, we also incur costs that are reflected in our operating expenses. For the years ended December 31, 2006, 2005 and 2004, the amounts approximated $14.0 million, $33.6 million and $27.9 million, respectively.

Payments under co-promotional or managed services agreements are recognized when the products are sold or the promotional activities are performed. The portion of the payments that represents reimbursement of our expenses is recognized as an offset to those expenses in our statement of income.

We recognize revenue on new product launches when sales returns can be reasonably estimated and all other revenue recognition requirements have been met. When determining if returns can be estimated, we consider actual returns of similar products as well as sales returns with similar customers. In cases in which a new product is not an extension of an existing line of product or where we have no history of experience with products in a similar therapeutic category such that we can not estimate expected returns of the new product, we defer recognition of revenue until the right of return no longer exists or until we have developed sufficient historical experience to estimate sales returns. In developing estimates for sales returns, we consider inventory levels in the distribution channel, shelf life of the product and expected demand based on market data and prescriptions.

On September 27, 2006, we launched generic OTFC, utilizing Watson Pharmaceuticals, Inc. as our sales agent in this effort. We pay our sales agent a commission for these services and record this commission as SG&A expense. In October 2006, we launched FENTORA. Sales of our generic OTFC product to wholesalers and retailers include both the right of return of expired product and retroactive price reductions under certain conditions, while sales of FENTORA also include the right of return of expired product. Based on the sales levels and the prescription data during the fourth quarter of 2006, and based on the number of units on hand in the pipeline at December 31, 2006 relative to the overall demand for the products, we have estimated and recorded all applicable product sales allowances related to generic OTFC and FENTORA as of December 31, 2006. We have therefore recognized revenues for generic OTFC and FENTORA based on a fixed and determinable sales price in 2006.

Sales of our generic OTFC product could be subject to retroactive price reductions for units that remain in the pipeline if the price of generic OTFC is reduced, including as a result of another generic entrant into the market, and as a result any estimated impact of such adjustments is recorded at the time revenue is recognized. This estimate of both the potential timing of a generic entrant and the amount of the price reduction are highly subjective. At December 31, 2006, we are not aware of any expected additional entrants into the generic OTFC market that would result in a price reduction to customers for inventory already purchased from us, and do not believe that any revenue recognized as of December 31, 2006 would be effected by a retroactive shelf stock adjustment.

CEPHALON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

All research and development costs are charged to expense as incurred.

Acquired In-Process Research and Development

Acquired in-process research and development (“IPR&D”) represents the estimated fair value assigned to research and development projects acquired in a purchase business combination that have not been completed at the date of acquisition and which have no future alternative use. Accordingly, these costs are charged to expense as of the acquisition date.

The value assigned to IPR&D is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projections used to value IPR&D were, in some cases, reduced based on the probability of developing a new drug, and considered the relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from such projects are based on management’s estimates of cost of sales, operating expenses and income taxes from such projects. The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations.

If these projects are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods. Additionally, the value of other acquired intangible assets may become impaired. We believed that the foregoing assumptions used in the IPR&D analysis were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected project sales, development costs or profitability or the events associated with such projects, will transpire as estimated.

Other Comprehensive Income

We follow SFAS No. 130, “Reporting Comprehensive Income.” This statement requires the classification of items of other comprehensive income by their nature and disclosure of the accumulated balance of other comprehensive income, separately within the equity section of the balance sheet. Comprehensive income is comprised of net earnings and other comprehensive income, which includes certain changes in equity that are excluded from net earnings, such as translation adjustments and unrealized holding gains and losses on available for sale securities.

The components of accumulated other comprehensive income, net of taxes, at December 31, 2006 and 2005 were as follows:

	Year Ended December 31,
	2006	2005
Foreign currency translation gain	$104,369	$33,626
Unrealized investment losses on available for sale securities	(12)	(1,008)
Other comprehensive gain	$104,357	$32,618

CEPHALON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

Prior to the January 1, 2006 adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share Based Payment” (“SFAS 123(R)”), we accounted for stock option plans and restricted stock unit plans in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, no compensation expense has been recognized for stock options since all stock options granted had an exercise price equal to the market value of the underlying stock on the grant date. Restricted stock units have been recorded as compensation cost over the requisite vesting periods based on the market value on the date of grant. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation (“SFAS 123”), stock-based compensation was presented as a pro forma disclosure in the notes to the consolidated financial statements. See also Note 3 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Income Taxes

We account for income taxes using the liability method under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). This method generally provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of the assets and liabilities and expected benefits of utilizing net operating loss and tax credit carryforwards. We record a valuation allowance for certain temporary differences for which it is more likely than not that we will not generate future tax benefits. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the consolidated financial statements in the period of enactment.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect the adoption of FIN 48 will have on our 2007 consolidated financial statements, but we do not expect it to be significant.

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

CEPHALON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, the measurement of a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. We adopted SFAS 158 effective December 31, 2006. Our retirement plans are unfunded and our unrecognized gains or losses, prior service costs or credits, and transition assets or obligations at December 31, 2006 were not significant.

In September 2006, the Securities and Exchange Commission (the “SEC”) Staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “rollover” method and the “iron curtain” method. The rollover method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.

SAB 108 is effective for any report for an interim period of the first fiscal year ending after November 15, 2006. We believe the adoption of this bulletin effective January 1, 2007 will have no impact on our 2007 consolidated financial statements.

2.   ACQUISITIONS AND TRANSACTIONS

CIMA LABS INC.

On August 12, 2004, we completed our acquisition of CIMA LABS. Under the Agreement and Plan of Merger dated November 3, 2003, we acquired each outstanding share of CIMA LABS common stock for $34.00 per share in cash. The total cash paid to CIMA LABS stockholders in the transaction was approximately $482.5 million, net of CIMA LABS’ existing cash on hand, or $409.4 million, net of its cash, cash equivalents and investments. As a result of the acquisition, we obtained the rights to CIMA LABS’ fentanyl buccal tablet product candidate. In late September 2006, we received FDA approval of this proprietary pain product, FENTORA™ (fentanyl buccal tablet) [C-II], and launched the product in the United States in early October. FENTORA is indicated for the management of breakthrough pain in patients with cancer who are already receiving and are tolerant to opioid therapy for their underlying persistent cancer pain.

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
(In thousands, except per share data)

2.   ACQUISITIONS AND TRANSACTIONS (Continued)

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

CEPHALON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

2.   ACQUISITIONS AND TRANSACTIONS (Continued)

SALMEDIX, INC.

On June 14, 2005, we completed our acquisition of Salmedix. Under the Agreement and Plan of Merger dated May 12, 2005, we acquired all of the outstanding capital stock of Salmedix for $160.9 million in cash and future payments totaling up to $40 million upon achievement of certain regulatory milestones. The acquisition was funded from our existing cash on hand and was accounted for as an asset acquisition, as Salmedix is a development stage company. As a result of the acquisition, we obtained the rights to market TREANDA™ (bendamustine hydrochloride) for which we are conducting a Phase 3 clinical trials in the United States and Canada for the treatment of indolent (slowly progressing) non-Hodgkin’s lymphoma (“NHL”), a type of hematologic malignancy. Of the purchase price, $30.8 million has been allocated to the fair value of the tangible net assets and liabilities as of the acquisition date, with the remaining purchase price of $130.1 million allocated to IPR&D relating primarily to TREANDA. Upon acquisition, we recognized a net deferred tax asset of $4.3 million relating to the U.S. federal and state net operating losses and tax credits acquired from Salmedix. In the fourth quarter of 2005, we reversed a portion of the previously recorded valuation allowance as we believe it is more likely than not that the related deferred tax assets will be recovered. The results of operations for Salmedix have been included in our consolidated financial statements as of the acquisition date.

VIVITROL LICENSE AND COLLABORATION

In June 2005, we entered into a license and collaboration agreement with Alkermes, Inc. to develop and commercialize VIVITROL® (naltrexone for extended-release injectable suspension) in the United States. In April 2006, the FDA approved VIVITROL for the treatment of alcohol dependent patients who are able to abstain from drinking in an outpatient setting and are not actively drinking when initiating treatment and, in June 2006, we launched the product.

Concurrent with the execution of this agreement, we entered into a supply agreement under which Alkermes provides to us finished commercial supplies of VIVITROL. We made an initial payment of $160 million cash to Alkermes upon execution of this agreement, all of which was recorded as IPR&D as the product had not yet received FDA approval. In April 2006, we made an additional cash payment of $110 million to Alkermes upon FDA approval of the product. This payment has been capitalized and is being amortized over the life of the agreement. Alkermes also could receive up to an additional $220 million in milestone payments that are contingent on attainment of certain agreed-upon sales levels of VIVITROL.

We have formed a joint commercialization team with Alkermes, and the parties share responsibility for developing the commercial strategy for VIVITROL. We have primary responsibility for all marketing and sale efforts and currently have approximately 135 persons focused on the marketing and sale of VIVITROL; Alkermes is augmenting this effort with a team of 28 managers of market development. Alkermes also is responsible for manufacturing the supply of VIVITROL. Until December 31, 2007, Alkermes is responsible for any cumulative losses up to $120 million and we are responsible for any cumulative losses in excess of $120 million. Pre-tax profit, as adjusted for certain items, and losses incurred after December 31, 2007 will be split equally between the parties. We began recognizing revenue for VIVITROL effective in the third quarter of 2006.

CEPHALON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

2.   ACQUISITIONS AND TRANSACTIONS (Continued)

In October 2006, we amended the existing license and collaboration agreement with Alkermes to provide that we would be responsible for our own VIVITROL-related costs during the period August 1, 2006 through December 31, 2006 and, for that period, such costs will not be chargeable to the collaboration and against the $120 million cumulative loss cap. The parties also agreed to amend the existing supply agreement to provide that we will purchase from Alkermes two VIVITROL manufacturing lines (and related equipment). At December 31, 2006, we incurred approximately $25.4 million related to the construction of these two manufacturing lines. We expect to incur up to an additional $45.6 million for certain future capital improvements related to these two manufacturing lines. We also have granted Alkermes an option, exercisable after two years, to purchase these manufacturing lines at the then-current net book value of the assets.

TRISENOX

On July 18, 2005, we completed the acquisition of substantially all assets related to the TRISENOX® (arsenic trioxide) injection business from CTI for $69.7 million in cash, funded from our existing cash on hand. The acquisition agreement provides for contingent future cash payments to CTI, totaling up to $100.0 million, upon the achievement of certain label expansion and sales milestones. TRISENOX is indicated as a single agent for the treatment of patients with relapsed or refractory acute promyelocytic leukemia (“APL”), a life-threatening hematologic cancer. The results of operations of TRISENOX have been included in the consolidated statements of operations since the acquisition date.

The acquisition of the assets related to the TRISENOX business has been accounted for as a business combination. At the date of acquisition, the fair value of assets and liabilities acquired equaled $114.0 million, consisting of $0.7 million of net working capital, $113.0 million of intangible assets, $0.5 million of IPR&D (which was expensed in the third quarter of 2005), net deferred tax assets of $15.6 million and deferred tax liabilities of $15.8 million. We finalized our purchase price allocation during the fourth quarter of 2005.

The fair value of acquired net assets exceeded the cost by $42.4 million. Because the acquisition agreement provides for contingent consideration up to $100 million, the $42.4 million excess of fair value of acquired net assets over cost has been recognized as a liability at the date of acquisition in accordance with SFAS No. 141, “Business Combinations.” When the contingencies are resolved, any contingent consideration amounts paid will reduce this liability. Any excess of the contingent payments over this liability will be recognized as an additional cost of the TRISENOX acquisition. Any excess of this liability over the contingent payments will reduce the recognized value of the acquired net assets on a pro rata basis.

All of the intangible assets acquired relate to the developed TRISENOX technology with estimated useful lives between eight and 13 years.

CEPHALON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

2.   ACQUISITIONS AND TRANSACTIONS (Continued)

ZENEUS HOLDINGS LIMITED

On December 22, 2005, we completed our acquisition of all of the issued share capital of Zeneus. Total consideration paid in connection with the acquisition was $365.8 million. Total purchase price after transaction costs and other working capital adjustments was $385.6 million, which included payment for $19.8 million of cash acquired. Zeneus has three key products that are currently marketed in major European countries: MYOCET® (liposomal doxorubicin), a cardio-protective chemotherapy agent used to treat late-stage breast cancer; ABELCET® (amphotericin B lipid complex), an anti-fungal product used by cancer patients; and TARGRETIN® (bexarotene), a treatment for cutaneous T-cell lymphoma. Key customer targets are oncologists, hematologists and dermatologists.

The total purchase price of $385.6 million consists of $375.5 million for all the outstanding shares of Zeneus and $10.1 million paid for transaction costs and the settlement of other seller related liabilities. The acquisition was funded from our existing cash and short-term investments.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition:

At December 22,
2005
Cash and cash equivalents	$19,792
Receivables	29,577
Inventory	12,085
Other current assets	6,316
Property, plant and equipment	1,319
Intangible assets	224,100
Acquired in-process research and development	71,200
Goodwill	91,003
Total assets acquired	455,392
Other liabilities	(27,588)
Deferred tax liability	(42,226)
Total liabilities assumed	(69,814)
Net assets acquired	$385,578

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

We allocated $71.2 million of the purchase price to an IPR&D project related to MYOCET for use in the U.S. market. MYOCET has not been approved by the FDA in the U.S., thus the estimated value of $71.2 million relating to the U.S. MYOCET technology is considered IPR&D. At the acquisition date,

CEPHALON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

2.   ACQUISITIONS AND TRANSACTIONS (Continued)

Zeneus had several early stage projects that were not assigned any value based on Management’s view of the likelihood of positive outcomes. The estimated revenue for the in-process project is expected to be recognized from 2008 through 2025. A discount rate of 16 percent was used to value the project. We believe that this discount rate was commensurate with the project stage of development and the uncertainties in the economic estimates described above. See Note 1 herein for a description of our policy as it relates to IPR&D.

At the date of acquisition, the project had not yet reached commercialization and the development in progress had no alternative future uses. Accordingly, these costs in the amount of $71.2 million were charged to expense in the fourth quarter of 2005. Our remaining costs to complete this project are expected to be minimal.

The purchase price allocation was finalized during the third quarter of 2006. During the second quarter of 2006, we finalized the Zeneus integration plan as it relates to employee severance costs and recorded a reserve for employee termination benefits of $3.4 million. This reserve is for employee severance costs related to 31 employees throughout the organization including finance, legal, clinical and regulatory, sales and marketing and general administration. The termination of these employees is substantially complete as of December 31, 2006. Severance payments are expected to be completed by the end of 2007.

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

UNAUDITED PRO FORMA INFORMATION

The following unaudited pro forma information shows the results of our operations for the years ended December 31, 2005 and 2004 as though the acquisitions of CIMA LABS, included in 2004, and Zeneus, included in 2005 and 2004, had occurred as of the beginning of the periods presented:

	Year Ended December 31,
	2005	2004
Total revenues	$1,305,404	$1,124,920
Net loss	$(195,601)	$(103,927)
Basic and diluted net loss per common share:
Basic loss per common share	$(3.37)	$(1.84)
Diluted loss per common share	$(3.37)	$(1.84)

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place as of the beginning of the periods presented, or the results that may occur in the future. Furthermore, the pro forma results do not

CEPHALON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

2.   ACQUISITIONS AND TRANSACTIONS (Continued)

give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the acquisition.

CO-PROMOTION AGREEMENT WITH TAKEDA

On June 12, 2006, we entered into a co-promotion agreement with a three-year term effective July 1, 2006 with Takeda Pharmaceuticals North America, Inc. with respect to PROVIGIL in the United States.

Under our co-promotion agreement with Takeda, 500 Takeda sales representatives began promoting PROVIGIL in the second position to primary care physicians and other appropriate health care professionals in the United States beginning July 1, 2006. Effective January 1, 2007, an additional 250 Takeda sales representatives were added, all of whom are detailing PROVIGIL in the first position. Together with our CNS field sales and sales management teams, we now have nearly 1,200 persons focused on detailing PROVIGIL in the United States. We also have an option to utilize the Takeda sales force for the promotion of NUVIGIL, assuming FDA approval of this product candidate. The parties have formed a joint commercialization committee to manage the promotion of PROVIGIL. We have retained all responsibility for the development, manufacture, distribution and sale of the product.

We pay Takeda a royalty based on certain sales criteria for PROVIGIL and NUVIGIL during the three-year term and, if specified sales levels are reached, during the three calendar years following the expiration of the co-promotion agreement.

3.   STOCKHOLDERS’ EQUITY

Equity Compensation Plans

We have established equity compensation plans for our employees, directors and certain other individuals. The Stock Option and Compensation Committee of our Board of Directors approves all grants and the terms of such grants, subject to ratification by the Board of Directors. We may grant non-qualified stock options under the Cephalon, Inc. 2004 Equity Compensation Plan (the “2004 Plan”) and the Cephalon, Inc. 2000 Equity Compensation Plan (the “2000 Plan”), and also may grant incentive stock options and restricted stock units under the 2004 Plan. Stock options and restricted stock units generally become exercisable or vest ratably over four years from the grant date, and stock options must be exercised within ten years of the grant date. There are currently 11.5 million and 4.3 million shares authorized for issuance under the 2004 Plan and the 2000 Plan, respectively. At December 31, 2006, the shares available for future grants of stock options or restricted stock units were 1,081,494, of which up to 286,209 may be issued as restricted stock units.

Prior to the January 1, 2006 adoption of SFAS 123(R), we accounted for stock option plans and restricted stock unit plans in accordance with APB 25. Accordingly, no compensation expense has been recognized for stock options since all stock options granted had an exercise price equal to the market value of the underlying stock on the grant date. Restricted stock units have been recorded as compensation cost over the requisite vesting periods based on the market value on the date of grant. As permitted by SFAS 123, stock-based compensation was presented as a pro forma disclosure in the notes to the consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

3.   STOCKHOLDERS’ EQUITY (Continued)

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), using the modified-prospective transition method. Under this transition method, stock-based compensation is recognized in the consolidated financial statements for stock granted. Compensation expense recognized in the financial statements includes estimated expense for stock options granted after December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R), and the estimated expense for the stock options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. SFAS 123(R) also requires us to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing forfeitures and the corresponding reduction in expense as they occur. We recorded an adjustment for this cumulative effect for restricted stock units and recognized a reduction in stock-based compensation in the first quarter of 2006 consolidated statements of operations allocated evenly between research and development and selling, general and administrative expenses based on the employees’ compensation allocation between these line items. The adjustment was not significant to the consolidated statement of operations.

Total stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006 was $42.8 million before income taxes or $27.1 million after-tax. The impact of the adoption of SFAS 123(R) on basic income per common share and diluted income per common share was $0.32 and $0.28, respectively. Stock-based compensation expense consisted of stock option and restricted stock unit expense of $31.4 million and $11.4 million, respectively. This expense was recognized evenly between research and development and selling, general and administrative expenses based on the employees’ compensation allocation between these line items. Compensation expense is recognized in the period the employee performs the service in accordance with FASB Interpretation Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”). The impact of capitalizing stock-based compensation was not significant at December 31, 2006.

During the second quarter of 2006, we elected to adopt the short-cut method of FASB Staff Position (“FSP”) No. SFAS 123(R)-3 “The Transition Election Related to Accounting for the Tax Effects of Share Based Payment Awards” (“FSP SFAS 123(R)-3”) to determine our pool of windfall tax benefits under SFAS 123(R). Under the short-cut method, our historical pool of windfall tax benefits was calculated as cumulative net increases to additional paid-in capital related to tax benefits from stock-based compensation after the election date of SFAS 123 less the product of cumulative SFAS 123 compensation cost, as adjusted, multiplied by the blended statutory tax rate at adoption of SFAS 123(R). Using this calculation, we determined our historical windfall tax pool was zero as of January 1, 2006. Following the guidance within FSP SFAS 123(R)-3, we retrospectively applied the short-cut method to our consolidated financial statements for the three months ended March 31, 2006. Under the transition provisions of the short-cut method, for awards fully vested at the adoption date of SFAS 123(R) and subsequently settled, the pool of windfall tax benefits is equal to the total tax benefit recognized in additional paid-in capital upon settlement. Prior to the election of the short-cut method, we accounted for the on-going income tax effects for partially or fully vested awards as of the date of SFAS 123(R) adoption using the “as if” method of accounting required by the long-form method under SFAS 123(R). The retrospective application adjustments to our consolidated financial statements for the three months ended March 31, 2006 had no impact on our financial position or results of operations. For the three months ended March 31, 2006, there was no change to our total net cash flows; however, our net cash used for operating activities

CEPHALON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

3.   STOCKHOLDERS’ EQUITY (Continued)

increased by $21.5 million to $33.6 million and our net cash provided by financing activities increased by $21.5 million to $127.9 million. Upon adoption during the second quarter of 2006, the impact of the election was not significant to our consolidated financial statements. The cumulative pool of windfall tax benefits was $27.2 million as of December 31, 2006

Based on our historical experience of stock option and restricted stock unit pre-vesting forfeitures, we have assumed an expected forfeiture rate of 12% over the four year life of the stock option and restricted stock unit for all new stock options and restricted stock units granted. Under the provisions of SFAS 123(R), we will record additional expense if the actual pre-vesting forfeiture rate is lower than we estimated and will record a recovery of prior expense if the actual forfeitures are higher than our estimate. As of January 1, 2006, the memo cumulative after-tax effect of this change in accounting for forfeitures for restricted stock units, if this adjustment were recorded, would have been to increase stock-based compensation by $0.6 million.

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

The following table illustrates the effect on pro forma net loss and earnings per share if we had applied the fair value recognition provisions of SFAS 123:

	Year Ended December 31,
	2005	2004
Net loss, as reported	$(174,954)	$(73,813)
Add: Stock-based compensation expense included in net loss, net of related tax effects	6,826	3,187
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(30,163)	(40,035)
Pro forma net loss	$(198,291)	$(110,661)
Earnings per share:
Basic loss per share, as reported	$(3.01)	$(1.31)
Basic loss per share, pro forma	$(3.42)	$(1.96)
Diluted loss per share, as reported	$(3.01)	$(1.31)
Diluted loss per share, pro forma	$(3.42)	$(1.96)

CEPHALON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

3.   STOCKHOLDERS’ EQUITY (Continued)

The fair value of each option grant at the grant date is calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2006	2005	2004
Risk free interest rate	4.62%	4.41%	3.87%
Expected term (years)	6.18	6.50	6.50
Expected volatility	41.0%	50.0%	66.0%
Expected dividend yield	—%	—%	—%
Estimated fair value per option granted	$33.20	$27.52	$31.81

Stock Options

The following tables summarize the aggregate option activity under the plans for the years ended December 31:

	2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1,	9,955,904	$50.84
Granted	1,116,800	69.85
Exercised	(3,058,430)	47.46
Forfeited	(305,475)	50.54
Expired	(14,501)	50.62
Outstanding, December 31,	7,694,298	$54.90	6.7	$121,836
Vested options at end of period	5,143,900	$53.39	5.6	$89,430

	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1,	9,664,084	$50.34	9,881,100	$49.04
Granted	1,022,100	50.24	768,950	49.43
Exercised	(346,730)	32.89	(535,446)	22.51
Cancelled	(383,550)	53.05	(450,520)	53.29
Outstanding, December 31,	9,955,904	$50.84	9,664,084	$50.34
Vested options at end of period	6,733,471	$51.49	5,485,360	$49.56

CEPHALON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

3.   STOCKHOLDERS’ EQUITY (Continued)

	Options Outstanding			Vested Options
Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$6.00-$14.99	240,200	1.5	$9.62	240,200	$9.62
$15.00-$29.99	134,938	2.7	27.07	134,938	27.07
$30.00-$50.99	2,215,185	7.2	47.67	1,353,111	47.62
$51.00-$59.99	2,589,550	6.5	51.67	1,952,626	51.81
$60.00-$71.96	2,514,425	7.1	70.42	1,463,025	70.44
	7,694,298	6.7	54.90	5,143,900	53.39

As of December 31, 2006, there was approximately $49.0 million of total unrecognized compensation cost related to outstanding options that is expected to be recognized over a weighted-average period of 1.6 years. For the years ended December 31, 2006, 2005 and 2004, we received net proceeds of $143.5 million, $11.5 million and $12.1 million, respectively, from the exercise of stock options.

The intrinsic value of stock options exercised for the years ended December 31, 2006 and 2005 was $79.8 million and $7.7 million, respectively. The estimated fair value of shares that vested for the years ended December 31, 2006 and 2005 was $40.8 million and $35.1 million, respectively.

Restricted Stock Units

The following table summarizes restricted stock units activity for the years ended December 31:

	2006
	Shares	Weighted Average Fair Value
Nonvested, January 1,	624,575	$49.52
Granted	325,900	71.06
Vested	(180,125)	72.61
Forfeited	(60,450)	49.48
Nonvested, December 31,	709,900	$59.49
Intrinsic Value as of December 31,	$49,984

	2005	2004
Nonvested, January 1,	455,650	223,175
Granted	298,500	309,400
Vested	(125,625)	(76,925)
Forfeited	(3,950)	—
Nonvested, December 31,	624,575	455,650

As of December 31, 2006, there was approximately $30.2 million of total unrecognized compensation cost related to nonvested restricted stock units that is expected to be recognized over a weighted-average period of 1.6 years. For the years ended December 31, 2006, 2005 and 2004, total compensation expense recognized for restricted stock units was $11.4 million, $10.8 million and $5.4 million, respectively.

CEPHALON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

3.   STOCKHOLDERS’ EQUITY (Continued)

Qualified Savings and Investment Plan

We have a profit sharing plan pursuant to section 401(k) of the Internal Revenue Code whereby eligible employees may contribute up to 20% of their annual salary to the plan, subject to statutory maximums. Our matching contribution is made solely in cash on 100% on the first 6% of employee salaries. We contributed $11.8 million, $8.8 million and $6.3 million to the plan for the years ended December 31, 2006, 2005, and 2004, respectively.

Pro forma Aggregate Conversions or Exercises

At December 31, 2006, the conversion or exercise of all outstanding stock options and restricted stock units would increase the outstanding number of shares of common stock by approximately 8.4 million shares, or 13%. The conversion of our convertible subordinated notes and warrants into shares of Cephalon common stock in accordance with their terms is dependent upon actual stock price at the time of conversion.

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

4.   CASH, CASH EQUIVALENTS AND INVESTMENTS

At December 31, cash, cash equivalents and investments consisted of the following:

	2006	2005
Cash and cash equivalents:
Demand deposits	$158,821	$116,931
Repurchase agreements	111,309	44,660
Commercial paper	226,382	31,489
Asset-backed securities	—	11,980
	496,512	205,060
Short-term investments (at market value):
U.S. government agency obligations	417	84,469
Asset-backed securities	11,282	48,158
Bonds	8,751	127,602
Commercial paper	4,762	18,801
	25,212	279,030
	$521,724	$484,090

CEPHALON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

4.   CASH, CASH EQUIVALENTS AND INVESTMENTS (Continued)

The contractual maturities of our investments in cash, cash equivalents, and investments at December 31, 2006 are as follows:

Less than one year	$519,019
Greater than one year but less than two years	1,574
Greater than two years	1,131
$521,724

5.   RECEIVABLES, NET

At December 31, receivables consisted of the following:

	2006	2005
Trade receivables	$258,298	$177,897
Receivables from collaborations	1,562	4,877
Other receivables	15,764	21,934
	275,624	204,708
Less reserve for sales discounts and allowances	(5,579)	(5,622)
	$270,045	$199,086

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

6.   INVENTORY, NET

At December 31, inventory consisted of the following:

	2006	2005
Raw materials	$112,822	$67,164
Work-in-process	15,915	28,430
Finished goods	45,563	42,292
	$174,300	$137,886

Our domestic inventories and certain of our foreign inventories are valued using the last-in, first-out (“LIFO”) method. Inventories valued using the LIFO method were $125.1 million and $91.9 million at December 31, 2006 and 2005, respectively. The excess of current or replacement cost over LIFO inventory value was $3.6 million and $2.0 million at December 31, 2006 and 2005, respectively.

CEPHALON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

6.   INVENTORY, NET (Continued)

The majority of our foreign inventories are valued using the first-in, first-out (“FIFO”) method. Inventories valued using the FIFO method were $49.2 million and $46.0 million at December 31, 2006 and 2005, respectively.

We capitalize inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. We could be required to expense previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential factors. At December 31, 2006, we had $89.1 million of capitalized inventory costs related to NUVIGIL, net of reserves of $8.9 million, as we do not expect that certain batches in inventory will be sold prior to their expiration date.

In August 2006, we announced that we received a letter from the FDA stating that our supplemental new drug application (“sNDA”) for SPARLON™ (modafinil) Tablets [C-IV], a proprietary dosage form of modafinil for the treatment of attention-deficit/hyperactivity disorder (“ADHD”) in children and adolescents, was not approvable. In light of the FDA’s decision, we currently are not pursuing development of SPARLON. Prior to the FDA’s decision that the sNDA for SPARLON was not approvable, we had net capitalized inventory costs related to SPARLON of $8.6 million. In consideration of the FDA’s decision, we have fully reserved all of these capitalized inventory costs related to SPARLON at December 31, 2006.

We received FDA approval of FENTORA in late September 2006 and launched the product in the United States in early October. FENTORA is indicated for the management of breakthrough pain in patients with cancer who are already receiving and are tolerant to opioid therapy for their underlying persistent cancer pain.

At December 31, 2005, we had $44.6 million, $5.9 million and $0.6 million of capitalized inventory costs related to NUVIGIL, SPARLON and other pre-launch products, respectively.

7.   PROPERTY AND EQUIPMENT, NET

At December 31, property and equipment consisted of the following:

	Estimated Useful Lives		2006	2005
Land and improvements	—		$8,741	$9,019
Buildings and improvements	3-40 year	s	227,408	162,808
Laboratory, machinery and other equipment	3-30 year	s	211,666	145,916
Construction in progress	—		108,816	97,527
			556,631	415,270
Less accumulated depreciation and amortization			(103,621)	(91,440)
			$453,010	$323,830

Depreciation and amortization expense related to property and equipment, excluding depreciation related to assets used in the production of inventory, was $34.8 million, $26.7 million and $15.0 million for

CEPHALON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

7.   PROPERTY AND EQUIPMENT, NET (Continued)

the years ended December 31, 2006, 2005 and 2004, respectively. We had $32.9 million and $22.6 million of capitalized computer software costs included in property and equipment, net, at December 31, 2006 and 2005, respectively. Depreciation and amortization expense related to capitalized software costs was $11.2 million, $6.9 million and $2.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. We had $15.1 million and $14.9 million of capitalized software costs included in construction in progress at December 31, 2006 and 2005, respectively.

8.   INTANGIBLE ASSETS, NET AND OTHER ASSETS

At December 31, intangible assets consisted of the following:

			2006			2005
	Estimated Useful Lives		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Modafinil developed technology	15 years		$99,000	$33,000	$66,000	$99,000	$26,400	$72,600
DURASOLV technology	14 years		70,000	11,565	58,435	70,000	6,696	63,304
ACTIQ marketing rights	10 years		75,465	39,010	36,455	75,465	31,359	44,106
GABITRIL product rights	9-15 year	s	106,232	46,826	59,406	115,371	38,053	77,318
TRISENOX product rights	8-13 year	s	113,752	13,634	100,118	112,942	4,494	108,448
VIVITROL product rights	15 years		110,000	5,500	104,500	—	—	—
MYOCET trademark	20 years		192,367	9,618	182,749	182,500	—	182,500
Other product rights	5-20 year	s	259,054	73,680	185,374	243,465	48,867	194,598
			$1,025,870	$232,833	$793,037	$898,743	$155,869	$742,874

Intangible assets are amortized over their estimated useful economic life using the straight line method. Amortization expense was $81.7 million, $57.7 million and $37.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Estimated amortization expense of intangible assets for each of the next five years is approximately $85.1 million in 2007 and 2008, $85.0 million in 2009, $73.9 million in 2010 and $67.1 million in 2011.

Impairment Charges

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
(In thousands, except per share data)

8.   INTANGIBLE ASSETS, NET AND OTHER ASSETS (Continued)

During the second quarter of 2006, we finalized our valuation of the Zeneus intellectual property and, as a result of this review, we reduced the net book value of the MYOCET intellectual property by $12.2 million.

As a result of the negotiations with Novartis Pharma AG in the fourth quarter of 2005 and the termination of the PROVIGIL distribution agreement in the United Kingdom in March 2006, we determined that the carrying value of our investment in Novartis CNS product rights was fully impaired and we recorded an impairment charge of $20.8 million in our fourth quarter of 2005 results of operations.

In January 2003, we purchased from MDS Proteomics Inc. (“MDSP”), a privately-held Canadian company and a subsidiary of MDS Inc., a $30.0 million convertible note due 2010 and entered into a five-year research agreement focused on accelerating the clinical development of our pipeline of small chemical compounds. In 2004, MDSP decided to change its business model to focus upon the provision of services to the pharmaceutical and biotechnology industries.

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

9.   ACCRUED EXPENSES

At December 31, accrued expenses consisted of the following:

	2006	2005
Accrued contractual sales allowances	$50,559	$44,738
Accrued compensation and benefits	49,046	37,707
Accrued sales and marketing costs	32,619	22,655
Accrued product sales returns allowances	28,843	22,598
Accrued product related costs	19,482	47,787
Accrued research and development	14,442	15,794
Accrued license fees and royalties	15,099	7,070
Accrued income taxes	8,924	15,898
Accrued clinical trial fees	5,380	19,499
Other accrued expenses	39,084	57,998
	$263,478	$291,744

CEPHALON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

10.   LONG-TERM DEBT

At December 31, long-term debt consisted of the following:

	2006	2005
2.0% convertible senior subordinated notes due June 1, 2015	$820,000	$920,000
2.5% convertible subordinated notes due December 2006	—	10,007
Zero Coupon convertible subordinated notes first putable June 2008 (Old)	263	313
Zero Coupon convertible subordinated notes first putable June 2010 (Old)	94	99
Zero Coupon convertible subordinated notes first putable June 2008 (New)	213,417	374,958
Zero Coupon convertible subordinated notes first putable June 2010 (New)	199,716	375,070
Mortgage and building improvement loans	8,291	8,975
Capital lease obligations	3,787	3,658
Other	2,736	3,177
Total debt	1,248,304	1,696,257
Less current portion	(1,023,312)	(933,160)
Total long-term debt	$224,992	$763,097

Aggregate maturities of long-term debt at December 31, 2006 are as follows:

2007	$1,023,312
2008	217,342
2009	2,744
2010	1,488
2011	869
2012 and thereafter	2,549
$1,248,304

In 2005, our 2.0% convertible senior subordinated notes due June 1, 2015 (the “2.0% Notes”) became convertible. As a result, the 2.0% Notes have been classified as a current liability on our consolidated balance sheet. In 2006, our 2008 and 2010 Zero Coupon Notes (collectively, the “Zero Coupon Notes”) became convertible and the related deferred debt issuance costs of $13.1 million were written off. Our convertible notes will be classified as current liabilities and presented in current portion of long-term debt on our consolidated balance sheet if our stock price is above the restricted conversion prices of $56.04, $71.40 or $67.80 with respect to the 2.0% Notes, the 2008 Zero Coupon Notes or the 2010 Zero Coupon Notes, respectively at the balance sheet date. At December 31, 2006, our 2.0% Notes and Zero Coupon Notes first putable June 15, 2010 are considered to be current liabilities are presented in current portion of long-term debt on our consolidated balance sheet.

In the event that a significant conversion did occur, we believe that we have the ability to fund the payment of principal amounts due through a combination of utilizing our existing cash on hand, raising money in the capital markets or selling our note hedge instruments for cash.

CEPHALON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

10.   LONG-TERM DEBT (Continued)

Gain (Charge) on Early Extinguishment of Debt

In December 2006, certain holders of our Zero Coupon Notes and 2.0% Notes approached us and we agreed to exchange $436.9 million aggregate principal amount of our convertible notes for cash payments totaling $175.3 million and the issuance of 6.2 million shares of our common stock. We recorded $310.1 million in additional paid-in capital related to the shares issued. Concurrent with these exchanges, we amended our convertible note hedge agreements (described below) related to the Zero Coupon Notes and 2% Notes and amended the warrant agreements related to the Zero Coupon Notes. The effect of these amendments was to terminate the portion of the convertible note hedge and, with respect to the Zero Coupon Notes, the warrants agreements related to the $436.9 million principal amount of notes exchanged. In settlement of these amendments, we received 1.8 million shares of our common stock from the counterparties to these agreements. We recorded $129.5 million in additional paid-in capital and treasury stock related to the shares received. The warrants related to the 2% Notes exchanged in December 2006 remain outstanding.

For the year ended December 31, 2006, we recognized $48.1 million of debt exchange expense in accordance with SFAS No. 84, “Induced Conversion of Convertible Debt” (“SFAS 84”) as follows:

	Fair value of cash and securities transferred	Fair value issuable under original conversion	Total debt exchange expense
Zero Coupon Notes	$445,617	$412,646	$32,971
2% Notes	167,335	152,184	15,151
Total for 2006	$612,952	$564,830	$48,122

For the year ended December 31, 2005, we recognized a $2.1 million gain on early extinguishment of debt as follows:

	Principal Amount	Discount	Write-off of unamortized debt issuance costs	Professional Fees	Loss on termination of interest rate swap	Total gain on early extinguishment of debt
2.5% convertible subordinated notes repurchased in July 2005	$512,000	$12,794	$(5,326)	$(65)	$(5,318)	$2,085

CEPHALON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

10.   LONG-TERM DEBT (Continued)

For the year ended December 31, 2004, we recognized a $2.3 million charge on early extinguishment of debt as follows:

	Principal Amount	Premium	Write-off of unamortized debt issuance costs	Total (charge) on early extinguishment of debt
3.875% convertible subordinated notes repurchased in March 2004	$10,000	$(950)	$(11)	$(961)
3.875% convertible subordinated notes repurchased in August 2004	33,000	(1,320)	(32)	(1,352)
Total for 2004	$43,000	$(2,270)	$(43)	$(2,313)

2.0% Convertible Senior Subordinated Notes

In June and July 2005, we issued through a public offering $920 million of 2.0% Notes, of which $820 million remains outstanding as of December 31, 2006. Interest on the 2.0% Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2005.

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

The 2.0% Notes also contain a restricted convertibility feature that does not affect the conversion price of the 2.0% Notes but, instead, places restrictions on a holder’s ability to convert their 2.0% Notes into shares of our common stock (the “conversion shares”). A holder may convert the 2.0% Notes prior to December 1, 2014 only if one or more of the following conditions are satisfied:

•       if, on the trading day prior to the date of surrender, the closing sale price of our common stock is more than 120% of the applicable conversion price per share (the “conversion price premium”);

•       if the average of the trading prices of the 2.0% Notes for any five consecutive trading day period is less than 100% of the average of the conversion values of the 2.0% Notes during that period; or

•       if we make certain significant distributions to our holders of common stock; we enter into specified corporate transactions; or our common stock ceases to be approved for listing on the NASDAQ Stock Market and is not listed for trading on a U.S. national securities exchange or any similar U.S. system of automated securities price dissemination.

Holders also may surrender their 2.0% Notes for conversion anytime after December 1, 2014 and on or prior to the close of business on the business day immediately preceding the maturity date, regardless if any of the foregoing conditions have been satisfied. Upon the satisfaction of any of the foregoing conditions as of the last day of the reporting period, or during the twelve months prior to December 1, 2014, we would classify the then-aggregate principal balance of the 2.0% Notes as a current liability on our consolidated balance sheet.

CEPHALON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

10.   LONG-TERM DEBT (Continued)

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

If the 2.0% Notes are converted in connection with certain fundamental changes that occur prior to June 2015, we may be obligated to pay an additional (or “make whole”) premium with respect to the 2.0% Notes so converted.

Convertible Note Hedge and Warrant Agreements

Concurrent with the sale of the 2.0% Notes, we purchased convertible note hedges from Deutsche Bank AG (“DB”) at a cost of $382.3 million. We also sold to DB warrants to purchase an aggregate of 19,700,214 shares of our common stock and received net proceeds from the sale of these warrants of $217.1 million. At issuance, the convertible note hedge and warrant agreements, taken together, have the effect of increasing the effective conversion price of the 2.0% Notes from our perspective to $67.92 per share if held to maturity. At our option, the warrants may be settled in either net cash or net shares. The convertible note hedge must be settled using net shares. Under the convertible note hedge, DB will deliver to us the aggregate number of shares we are required to deliver to a holder of 2.0% Notes that presents such notes for conversion. If the market price per share of our common stock is above $67.92 per share, we will be required to deliver either shares of our common stock or cash to DB representing the value of the warrants in excess of the strike price of the warrants. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock” (“EITF No. 00-19”) and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), we recorded the convertible note hedges and warrants in additional paid-in capital, and will not recognize subsequent changes in fair value. We also recognized a deferred tax asset of $133.8 million for the effect of the future tax benefits related to the convertible note hedge.

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

10.   LONG-TERM DEBT (Continued)

involve a public offering. There were no underwriting commissions or discounts in connection with the sale of the warrants.

2.5% Convertible Subordinated Notes

In December 2001, we completed a private placement of $600.0 million of 2.5% convertible subordinated notes due December 2006 (the “2.5% Notes”). Debt issuance costs of $21.3 million were originally capitalized in other assets; $7.6 million were written off in 2005 in conjunction with the debt exchange and the cash tender offer described below.

In July 2004, a holder of the 2.5% Notes approached us, and we agreed, to exchange $78.3 million of these outstanding notes for 1,518,169 shares of our common stock. We recognized debt exchange expense of $28.2 million in the third quarter of 2004 relating to these early exchanges in accordance with SFAS 84. We also recognized the tax effect of this exchange of $10.1 million as a reduction of additional paid-in capital in our statement of stockholders’ equity and as a tax benefit in our statement of operations for the year ended December 31, 2004.

In July 2005, we completed a cash tender offer for our outstanding 2.5% Notes. As a result of the tender, we purchased approximately $512 million of the 2.5% Notes at a price of $975 for each $1,000 of principal amount of 2.5% Notes tendered, plus accrued and unpaid interest to the date of payment of $1.94 for each $1,000 of principal amount of 2.5% Notes tendered. After completion of the tender offer, there remained outstanding approximately $10 million of the 2.5% Notes, which we retired at maturity in December 2006. In July 2005, we also terminated the interest rate swap agreement associated with $200 million notional amount of the 2.5% Notes.          In the third quarter of 2005, we recognized a net gain of $2.1 million consisting of a gain on extinguishment of the 2.5% Notes of $7.4 million and a loss on the termination of the interest rate swap of $5.3 million.

Zero Coupon Convertible Subordinated Notes

In June 2003, we issued and sold in a private placement $750.0 million of Zero Coupon Convertible Notes. The interest rate on the notes is zero and the notes do not accrete interest. The notes were issued in two tranches: $375.0 million of Zero Coupon Convertible Subordinated Notes Due 2033, First Putable June 15, 2008 (the “Old 2008 Notes”) and $375.0 million of Zero Coupon Convertible Subordinated Notes Due 2033, First Putable June 15, 2010 (the “Old 2010 Notes” and, together with the Old 2008 Notes, the “Old Notes”).

In November 2004, we commenced an offer to exchange our Zero Coupon Convertible Subordinated Notes Due 2033, First Putable June 15, 2008 (the “New 2008 Notes”), and our Zero Coupon Convertible Subordinated Notes Due 2033, First Putable June 15, 2010 (the “New 2010 Notes” and, together with the New 2008 Notes, the “New Notes”), for any and all of our outstanding Old 2008 Notes and Old 2010 Notes. Upon expiration of the exchange offer, we issued $374.7 million principal amount at maturity of New 2008 Notes in exchange for a like principal amount at maturity of our outstanding Old 2008 Notes and $374.9 million principal amount at maturity of New 2010 Notes in exchange for a like principal amount at maturity of our outstanding Old 2010 Notes. Following our exchange of convertible debt for cash and stock in December 2006, there remains outstanding as of December 31, 2006, $213.2 million and

CEPHALON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

10.   LONG-TERM DEBT (Continued)

$199.5 million aggregate principal amount of the New 2008 Notes and New 2010 Notes, respectively. There also remains outstanding $0.3 million and $0.1 million of the Old 2008 Notes and Old 2010 Notes, respectively, as of December 31, 2006.

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

The New Notes also contain restricted convertibility terms that do not affect the conversion price of the notes, but instead place restrictions on a holder’s ability to convert their notes into a combination of cash and shares of our common stock, as described below. A holder may convert the New Notes only if one or more of the following conditions are satisfied:

•       if, on the trading day prior to the date of surrender, the closing sale price of our common stock is more than 120% of the applicable conversion price per share;

•       if we have called the New Notes for redemption;

•       if the average of the trading prices of the applicable New Notes for a specified period is less than 100% of the average of the conversion values of the New Notes during that period; provided, however, that no New Notes may be converted based on the satisfaction of this condition during the six-month period immediately preceding each specified date on which the holders may require us to

CEPHALON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

10.   LONG-TERM DEBT (Continued)

repurchase their notes (for example, with respect to the June 15, 2008 put date for the New 2008 Notes, the New 2008 Notes may not be converted from December 15, 2007 to June 15, 2008); or

•       if we make certain significant distributions to holders of our common stock, if we enter into specified corporate transactions or if our common stock is neither listed for trading on a U.S. national securities exchange or any similar U.S. system of automated securities price dissemination (a “Fundamental Change”).

Upon the satisfaction of any one of these conditions, we would classify the then-aggregate outstanding principal balance of New Notes as a current liability on our consolidated balance sheet.

Each $1,000 principal amount of New Notes is convertible into cash and shares of our common stock, if any, based on an amount (the “Daily Conversion Value”), calculated for each of the ten trading days immediately following the conversion date (the “Conversion Period”). The Daily Conversion Value for each trading day during the Conversion Period for each $1,000 aggregate principal amount of New Notes is equal to one-tenth of the product of the then applicable conversion rate multiplied by the volume weighted average price of our common stock on that day.

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

Convertible Note Hedge

Concurrent with the private placement of the Old Notes, we purchased a convertible note hedge from Credit Suisse First Boston International (“CSFBI”) at a cost of $258.6 million. We also sold to CSFBI warrants to purchase an aggregate of 12,939,689 shares of our common stock and received net proceeds from the sale of $178.3 million. Following the December 2006 amendment of the warrant agreements described above, there remain outstanding warrants to purchase 7,120,396 shares of our common stock. In connection with our exchange of Old Notes for New Notes, we amended the convertible note hedge to reflect the mandatory net share settlement feature of the New Notes. Taken together, the convertible note hedge and warrants have the effect of increasing the effective conversion price of the New Notes from our perspective to $72.08 if held to maturity, a 50% premium to the last reported NASDAQ composite bid for our common stock on the day preceding the date of the original agreements. At our option, the warrants may be settled in either net cash or net shares; the convertible note hedge must be settled using net shares. Under the convertible note hedge, CSFBI will deliver to us the aggregate number of shares we are required to deliver to a holder of New Notes that presents such New Notes for conversion, provided,

CEPHALON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

10.   LONG-TERM DEBT (Continued)

however, that if the market price per share of our common stock is above $72.08, we will be required to deliver either shares of our common stock or cash to CSFBI representing the value of the warrants in excess of the strike price of the warrants. In accordance with EITF No. 00-19 and SFAS 150, we recorded the convertible note hedge and warrants in additional paid-in capital as of June 30, 2003, and do not recognize subsequent changes in fair value. We also recognized a deferred tax asset of $90.5 million in the second quarter of 2003 for the effect of the future tax benefits related to the convertible note hedge.

The warrants have a strike price of $72.08. Of the total warrants outstanding as of December 31, 2006, 3,586,995 warrants expire on June 15, 2008, with the remaining 3,533,401 warrants expiring on June 15, 2010. The warrants are exercisable only on the respective expiration dates (European style) or upon the conversion of the notes, if earlier.

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

In November 2002, the Pennsylvania Industrial Development Board (“PIDA”) authorized the write-off of the outstanding principal balance of $5.3 million due on a loan granted by PIDA in 1995, contingent upon the commencement of construction of a new headquarters facility in the Commonwealth of Pennsylvania no later than June 30, 2004 and our creation of a specified number of new jobs in the Commonwealth. At its meeting held June 8, 2004, the PIDA Board approved the extension of the construction deadline until December 31, 2005, subject to the requirement that, effective July 1, 2004, we must commence payment of interest only on the original loan. In January 2006, the PIDA board voted to extend the deadline to December 31, 2007 for the job creation obligations, and eliminated the requirement to commence construction of a new headquarters facility by December 31, 2005. If the PIDA Board determines not to grant an extension to the December 31, 2007 job-creation deadline or we do not meet these job-creation obligations, we will be required to resume payment of principal on the original loan in addition to the payment of interest.

11.   EARNINGS PER SHARE (“EPS”)

We compute income per common share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Basic income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted income per common share is computed based on the weighted average number of common shares outstanding and the dilutive impact of common stock equivalents outstanding during the period. The dilutive effect of employee stock options, restricted stock units, the Zero Coupon Convertible Notes issued in December 2004 (the “New Zero Coupon Notes”), the 2.0% Notes and the warrants are measured using the treasury stock method. The dilutive effect of our other convertible notes, including the remaining outstanding portions of the 2.5% Notes and the Zero

CEPHALON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

11.   EARNINGS PER SHARE (“EPS”) (Continued)

Coupon Convertible Notes issued in June 2003 (the “Old Zero Coupon Notes”), are measured using the “if-converted” method. Common stock equivalents are not included in periods where there is a net loss, as they are anti-dilutive.

The 2.0% Notes and New Zero Coupon Notes each are considered to be instrument C securities as defined by EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” (“EITF 90-19”); therefore, these notes are included in the dilutive earnings per share calculation using the treasury stock method. Under the treasury stock method, we must calculate the number of shares issuable under the terms of these notes based on the average market price of the stock during the period, and include that number in the total diluted shares figure for the period. Since there was a net loss for the fourth quarter of 2006, there was no impact of these notes on diluted shares or diluted EPS during the period. Since the average share price of our stock during the year ended December 31, 2006 exceeded the conversion price of $46.70 for the 2.0% Notes and $56.50 and $59.50 for the New Zero Coupon Notes, the impact of these notes during the period was an additional 7.3 million of incremental shares included to calculate diluted EPS.

We have entered into convertible note hedge and warrant agreements that, in combination, have the economic effect of reducing the dilutive impact of the 2.0% Notes and the New Zero Coupon Notes. SFAS 128, however, requires us to analyze separately the impact of the convertible note hedge and warrant agreements on diluted EPS. As a result, the purchases of the convertible note hedges are excluded because their impact will always be anti-dilutive. SFAS 128 further requires that the impact of the sale of the warrants be computed using the treasury stock method. For example, using the treasury stock method, if the average price of our stock during the period ended December 31, 2006 had been $75.00, $85.00 or $95.00, the shares from the warrants to be included in diluted EPS would have been 2.1 million, 5.0 million and 7.3 million shares, respectively. The total number of shares that could potentially be included under the warrants is 26.8 million. Since there was a net loss for the fourth quarter of 2006, there was no impact of the warrants on diluted shares or diluted EPS during the period. Since the average share price of our stock during the year ended December 31, 2006 did not exceed the effected conversion prices of either the 2.0% Notes or New Zero Coupon Notes, there was no impact of the warrants on diluted shares or diluted EPS during the period.

As of the filing date of this report, if our stock price continues to exceed the 2.0% Notes and New Zero Coupon Notes effective conversion prices at March 31, 2007, the impact of the convertible notes and warrants will be included in the fully diluted EPS calculation.

CEPHALON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

11.   EARNINGS PER SHARE (“EPS”) (Continued)

The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted income (loss) per common share:

	Year Ended December 31,
	2006	2005	2004
Basic income (loss) per common share computation:
Numerator:
Net income (loss) used for basic income (loss) per common share	$144,816	$(174,954)	$(73,813)
Denominator:
Weighted average shares used for basic income (loss) per common share	60,507	58,051	56,489
Weighted average shares of participating securities	—	—	316
Basic income (loss) per common share	$2.39	$(3.01)	$(1.31)
Diluted income (loss) per common share computation:
Numerator:
Net income (loss) used for basic income (loss) per common share	$144,816	$(174,954)	$(73,813)
Interest on convertible notes (net of tax) per common share	154	—	—
Net income (loss) used for diluted income (loss) per common share	$144,970	$(174,954)	$(73,813)
Denominator:
Weighted average shares used for basic income (loss) per common share	60,507	58,051	56,489
Effect of dilutive securities:
Convertible subordinated notes and warrants	7,432	—	—
Employee stock options and restricted stock units	1,733	—	—
Weighted average shares used for diluted income (loss) per common share	69,672	58,051	56,489
Diluted income (loss) per common share	$2.08	$(3.01)	$(1.31)

The following reconciliation shows the shares excluded from the calculation of diluted income per common share as the inclusion of such shares would be anti-dilutive:

	Year Ended December 31,
	2006	2005	2004
Weighted average shares excluded:
Employee stock options and restricted stock units	2,693	8,827	4,041
Convertible subordinated notes and warrants	26,821	3,454	7,284
	29,514	12,281	11,325

CEPHALON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

12.   PENSIONS AND OTHER POSTRETIREMENT BENEFITS

At Cephalon France, we have a defined benefit pension plan for current employees and a postretirement benefit plan for employees who retired prior to 2003. These plans are noncontributory and are not funded; benefit payments are funded from operations.

We account for these plans using actuarial models required by SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” A summary of our change in benefit obligation as of the end of the last three fiscal years, and the components of net periodic benefit costs for each of the last three fiscal years, is as follows:

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$7,211	$7,421	$6,627	$1,560	$1,839	$6,000
Service cost	556	515	486	41	34	33
Interest cost	282	321	351	52	56	89
Actuarial (gain) loss	(6)	(264)	(277)	14	(6)	(41)
Amortization of prior improvements	—	—	—	(25)	(25)	—
Recognized gain due to plan curtailment	—	—	—	—	—	(4,214)
Benefits paid	(164)	(68)	(359)	(82)	(99)	(113)
Foreign currency translation	(15)	(714)	593	4	(239)	85
Benefit obligation at end of year	$7,864	$7,211	$7,421	$1,564	$1,560	$1,839

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
Components of net periodic benefit cost:
Service cost	$556	$515	$486	$41	$34	$33
Interest cost	282	321	351	52	56	89
Actuarial (gain) loss	(6)	(264)	(277)	14	(6)	(41)
Amortization of prior improvements	—	—	—	(25)	(25)	—
Recognized gain due to plan curtailment	—	—	—	—	—	(4,214)
Net periodic benefit cost	$832	$572	$560	$82	$59	$(4,133)

CEPHALON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

12.   PENSIONS AND OTHER POSTRETIREMENT BENEFITS (Continued)

In the first quarter of 2004, we cancelled postretirement health care benefits at Cephalon France for employees not yet retired. This resulted in a gain of $4.2 million, which has been recognized as an offset to net periodic benefits costs for the year ended December 31, 2004.

The following table presents the significant assumptions used in the above calculations:

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
Discount rate	4.5%	4.0%	4.5%	4.5%	4.0%	4.5%
Rate of compensation increase	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%
Rate of health care cost increase	—%	—%	—%	2.0%	2.0%	2.0%

Contributions made by Cephalon France for postretirement health care benefits have been frozen at 2004 levels for all future periods. Participants are required to pay for any changes to the cost of this plan. Therefore, the disclosure of the effects of a 1% change in the assumed health care cost trend is not applicable as it would not impact our costs.

The accumulated benefit obligation for the defined benefit pension plan was $5.0 million, $4.6 million and $5.2 million at December 31, 2006, 2005 and 2004, respectively.

The following benefits payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Year	Pension Benefits	Other Benefits
2007	$88	$109
2008	84	105
2009	47	114
2010	229	105
2011	465	101
2012-2016	5,641	603

We adopted SFAS 158 effective December 31, 2006. Our retirement plans are unfunded and our unrecognized gains or losses, prior service costs or credits, and transition assets or obligations at December 31, 2006 were not significant.

13.   COMMITMENTS AND CONTINGENCIES

Leases

We lease certain of our offices and automobiles under operating leases in the United States and Europe that expire at various times through 2019. Lease expense under all operating leases totaled $20.0 million, $16.0 million and $12.4 million in 2006, 2005, and 2004, respectively.

CEPHALON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
(In thousands, except per share data)

13.   COMMITMENTS AND CONTINGENCIES (Continued)

Estimated lease expense for each of the next five years as of December 31, 2006 is as follows:

2007	$18,596
2008	17,466
2009	12,694
2010	8,824
2011	7,078
2012 and thereafter	24,926
$89,584

Cephalon Clinical Partners, L.P.

In August 1992, we exclusively licensed our rights to MYOTROPHIN for human therapeutic use within the United States, Canada and Europe to Cephalon Clinical Partners, L.P. (“CCP”). Development and clinical testing of MYOTROPHIN is performed on behalf of CCP under a research and development agreement with CCP.

CCP has granted us an exclusive license to manufacture and market MYOTROPHIN for human therapeutic use within the United States, Canada and Europe in return for royalty payments equal to a percentage of product sales and a milestone payment of approximately $12.4 million that will be made if MYOTROPHIN receives regulatory approval.

We have a contractual option, but not an obligation, to purchase all of the limited partnership interests of CCP, which is exercisable upon the occurrence of certain events following the first commercial sale of MYOTROPHIN. If, and only if, we decide to exercise this purchase option, we would make an advance payment of approximately $30.9 million in cash or, at our election, approximately $32.5 million in shares of common stock or a combination thereof. Should we discontinue development of MYOTROPHIN, or if we do not exercise this purchase option, our license will terminate and all rights to manufacture or market MYOTROPHIN in the United States, Canada and Europe will revert to CCP, which may then commercialize MYOTROPHIN itself or license or assign its rights to a third party. In that event, we would not receive any benefits from such commercialization, license or assignment of rights.

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

CEPHALON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
(In thousands, except per share data)

13.   COMMITMENTS AND CONTINGENCIES (Continued)

In late 2005 and early 2006, we entered into settlement agreements with each of Teva, Mylan, Ranbaxy and Barr. As part of these separate settlements, we agreed to grant to each of these parties a non-exclusive royalty-bearing right to market and sell a generic version of PROVIGIL in the United States. These licenses will become effective in April 2012. An earlier entry may occur based upon the entry of another generic version of PROVIGIL. Each of these settlements has been filed with both the United States Federal Trade Commission (the “FTC”) and the Antitrust Division of the Department of Justice (the “DOJ”) as required by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”). The FTC has requested from us, and we have provided, certain information in connection with its review of the PROVIGIL settlements. In July 2006, the FTC requested that we voluntarily submit additional information and documents in connection with its investigation of this matter. We are cooperating fully with this request. The FTC could challenge in an administrative or judicial proceeding any or all of the settlements if they believe that the agreements violate the antitrust laws, although we believe that such a challenge would take years to resolve.

The impact on 2005 consolidated statements of operations was a $10.6 million selling, general and administrative charge for agreements executed with Teva and Ranbaxy. We received licenses to certain modafinil-related intellectual property developed by each party and in exchange for these licenses, we agreed to make payments to Barr, Ranbaxy and Teva collectively totaling up to $136.0 million, consisting of upfront payments, milestones and royalties on net sales of our modafinil products. In order to maintain an adequate supply of the active drug substance modafinil, we entered into agreements with three modafinil suppliers whereby we will purchase an annual minimum amount of modafinil over a six year period beginning in 2006, with the aggregate payments over that period totaling approximately $82.6 million.

We also are aware of a number of civil antitrust complaints, purportedly filed as class actions, filed by private parties in U.S. District Court for the Eastern District of Pennsylvania, each naming Cephalon, Barr, Mylan, Teva and Ranbaxy as co-defendants and claiming, among other things, that the patent litigation settlements concerning PROVIGIL violate the antitrust laws of the United States and certain state laws. The proposed consolidated class action complaints have been designated by plaintiffs, each of which seeks to certify separate, purported classes of plaintiffs: direct purchasers of PROVIGIL, and consumers and other indirect purchasers of PROVIGIL. The plaintiffs in both cases are seeking monetary damages and/or equitable relief. Separately, in June 2006, Apotex, Inc., a subsequent ANDA filer seeking FDA approval of a generic form of modafinil, filed suit against us also in the U.S. District Court for the Eastern District of Pennsylvania alleging similar violations of antitrust laws and state law. Apotex asserts that the PROVIGIL settlement agreements improperly prevent it from obtaining FDA approval of its ANDA, and seeks monetary and equitable remedies, including a declaratory judgment that the ‘516 Patent is invalid and unenforceable. We filed a motion to dismiss the Apotex case in late September 2006. We believe that both the purported class action cases and the Apotex case are without merit. While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

In early 2005, we also filed a patent infringement lawsuit in the U.S. District Court in New Jersey against Carlsbad Technology, Inc. based upon the Paragraph IV ANDA filed related to modafinil that

CEPHALON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
(In thousands, except per share data)

13.   COMMITMENTS AND CONTINGENCIES (Continued)

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

In November 2005 and March 2006, we received notice that Caraco Pharmaceutical Laboratories, Ltd. and Apotex, Inc., respectively, also filed Paragraph IV ANDAs with the FDA in which each firm is seeking to market a generic form of PROVIGIL. We have not filed a patent infringement lawsuit against either Caraco or Apotex as of the filing date of this report, although Apotex has filed suit against us, as described above.

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

U.S. Attorney’s Office and Connecticut Attorney General Investigations

Over the past few years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities, including the DOJ and various U.S. Attorney’s Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the FTC and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the Food, Drug and Cosmetic Act, the False Claims Act, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with off-label promotion of products, pricing and Medicare and/or Medicaid reimbursement.

Because of the broad scope and complexity of these laws and regulations, the high degree of prosecutorial resources and attention being devoted to the sales practices of pharmaceutical companies by law enforcement authorities, and the risk of potential exclusion from federal government reimbursement

CEPHALON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
(In thousands, except per share data)

13.   COMMITMENTS AND CONTINGENCIES (Continued)

programs, numerous companies have determined that it is highly advisable that they enter into settlement agreements in these matters, particularly those brought by federal authorities even where such companies believe the investigations are without merit. Companies that have chosen to settle these alleged violations have typically paid multi-million dollar fines to the government and agreed to abide by corporate integrity agreements.

In September 2004, we announced that we had received subpoenas from the U.S. Attorney’s Office in Philadelphia. That same month, we received a voluntary request for information from the Office of the Connecticut Attorney General. Both the subpoenas and the voluntary request for information appear to be focused on our sales and promotional practices with respect to ACTIQ, GABITRIL® (tiagabine hydrochloride) and PROVIGIL, including the extent of off-label prescribing of our products by physicians. We are cooperating with the U.S. Attorney’s Office and the Office of the Connecticut Attorney General, are providing documents and other information to both offices in response to these and additional requests and are engaged in ongoing discussions with both parties. These matters may involve the bringing of criminal charges and fines, and/or civil penalties. We cannot predict or determine the outcome of these matters or reasonably estimate the amount or range of amounts of any fines or penalties that might result from a settlement or an adverse outcome. However, a settlement or an adverse outcome could have a material adverse effect on our financial position, liquidity and results of operations.

Derivative Suit

In January 2007, a purported stockholder of the company filed a derivative suit on behalf of Cephalon in the U.S. District Court for the Eastern District of Pennsylvania naming each member of our board of directors and our Chief Financial Officer as defendants. The suit alleges, among other things, that the defendants failed to maintain adequate internal controls and procedures over the marketing and sale of ACTIQ in violation of their fiduciary duty, and in doing so violated various corporate governance and securities law standards and personally benefited from such violations. The complaint seeks an unspecified amount of money damages, with interest, disgorgement of profits and other equitable relief. We believe the plaintiff’s allegations in this matter are without merit.

Other Matters

We are a party to certain other litigation in the ordinary course of our business, including, among others, European patent oppositions, patent infringement litigation and matters alleging employment discrimination, product liability and breach of commercial contract. We do not believe these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows.

Other Commitments

We have committed to make potential future “milestone” payments to third parties as part of our in-licensing and development programs primarily in the area of research and development agreements. Payments generally become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable, we have not recorded a liability on our balance sheet for any such contingencies.

CEPHALON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
(In thousands, except per share data)

13.   COMMITMENTS AND CONTINGENCIES (Continued)

As of December 31, 2006, the potential milestone and other contingency payments due under current contractual agreements are approximately $857.5 million.

We have committed to make future minimum payments to third parties for certain raw material inventories. The minimum purchase commitments total $86.6 million as of December 31, 2006, the majority of which relate to modafinil and armodafinil.

14.   INCOME TAXES

The components of income (loss) before income taxes were:

	Year Ended December 31,
	2006	2005	2004
United States	$286,136	$(163,175)	$(28,213)
Foreign	(47,882)	(81,943)	29
Total	$238,254	$(245,118)	$(28,184)

The components of the provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	2006	2005	2004
Current taxes:
United States	$61,182	$5,435	$4,074
Foreign	4,679	3,685	4,675
State	(487)	(1,943)	3,883
	65,374	7,177	12,632
Deferred taxes:
United States	34,512	(23,287)	48,021
Foreign	(13,052)	(9,096)	(6,681)
State	(8,092)	994	(1,259)
	13,368	(31,389)	40,081
Change in valuation allowance	14,696	(45,952)	(7,084)
	28,064	(77,341)	32,997
Total	$93,438	$(70,164)	$45,629

CEPHALON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
(In thousands, except per share data)

14.   INCOME TAXES (Continued)

A reconciliation of the United States Federal statutory rate to our effective tax rate is as follows:

	Year Ended December 31,
	2006	2005	2004
U.S. Federal statutory rate—expense (benefit)	35.0%	(35.0)%	(35.0)%
In-process research and development	—	18.6	230.6
Meals and entertainment	1.0	0.6	5.8
Executive compensation	1.4	0.7	3.8
Other deductible expenses	(0.3)	(0.3)	(6.1)
Revision of prior years’ estimates	0.2	0.7	6.4
State income taxes, net of U.S. federal tax benefit	(2.2)	(0.7)	6.1
Tax rate differential & permanent items on foreign income	1.5	9.5	1.8
Change in valuation allowance	6.1	(18.8)	(25.1)
Research and development credit	(1.2)	(4.5)	(42.2)
Alternative minimum tax	—	—	13.5
Change in reserve for contingent liability	(2.6)	0.8	—
Other	0.3	(0.2)	2.3
Consolidated effective tax rate	39.2%	(28.6)%	161.9%

The tax benefits associated with employee exercises of non-qualified stock options and disqualifying dispositions of stock acquired with incentive stock options reduce taxes payable or increase the deferred tax asset until we begin paying U.S. federal tax. Tax benefits of $27.2 million and $2.6 million associated with the exercise of employee stock options and other equity compensation were recorded to additional paid-in capital for the years ended December 31, 2006 and 2005, respectively.

Our foreign subsidiaries had $1.8 million of unremitted earnings at December 31, 2006 and had no unremitted earnings at December 31, 2005. To the extent a subsidiary has unremitted earnings, such amounts have been included in the consolidated financial statements without giving effect to deferred taxes since it is management’s intent to reinvest such earnings in foreign operations.

CEPHALON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

14.   INCOME TAXES (Continued)

Deferred income taxes reflect the tax effects of temporary differences between the bases of assets and liabilities recognized for financial reporting purposes and tax purposes, and net operating loss and tax credit carryforwards. Significant components of net deferred tax assets and deferred tax liabilities are as follows:

	At December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$114,557	$104,873
Original issue discount	128,006	186,536
Capitalized research and development expenditures	17,042	24,085
Unrealized profit in inventory	25,560	17,837
Research and development tax credits	13,641	50,458
Acquired product rights and intangible assets	66,409	66,802
Reserves and accrued expenses	29,393	23,594
Alternative minimum tax credit carryforwards	4,492	6,978
Deferred revenue	1,186	179
Deferred compensation	4,219	2,524
SFAS 123(R) stock-based compensation expense	11,348	—
Deferred charges on convertible debentures	11,959	9,678
Accounts receivable discounts and allowance	29,160	24,932
Other, net	3,049	4,425
Total deferred tax assets	460,021	522,901
Valuation allowance	(78,043)	(76,840)
Net deferred tax assets	$381,978	$446,061
Deferred tax liabilities:
Acquired intangible assets from Group Lafon acquisition	$33,878	$38,068
Acquired intangible assets from CIMA LABS acquisition	32,157	36,063
Acquired intangible assets from CTI acquisition	16,471	18,164
Acquired intangible assets from Zeneus acquisition	54,936	70,890
Deferred revenue	1,772	—
Fixed assets	4,458	4,930
Other comprehensive income	6,079	—
Other	2,008	584
Total deferred tax liabilities	$151,759	$168,699
Net deferred tax assets	$230,219	$277,362

In accordance with SFAS 109, the above overall net deferred tax assets for the year ended December 31, 2006 and 2005 are presented in the Consolidated Balance Sheet as: Current deferred tax assets, net; Non-current deferred tax assets, net; and Long-term deferred tax liabilities, net.

At December 31, 2006, we had gross operating loss carryforwards for U.S. federal income tax purposes of approximately $47.6 million and apportioned state gross operating losses of approximately

CEPHALON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

14.   INCOME TAXES (Continued)

$574.0 million that expire in varying years starting in 2007. We also have foreign gross operating losses of approximately $224.3 million, of which $4.3 million may be carried forward 5 years, $9.6 million may be carried forward 7 years, $2.5 million may be carried forward 15 years and $207.9 million may be carried forward with indefinite expiration dates. The net operating loss carryforwards differ from the accumulated deficit principally due to differences in the recognition of certain research and development expenses for financial and federal income tax reporting and net operating loss carryforwards acquired in business combinations. Federal and state research tax credits of $13.6 million are available to offset future tax liabilities and expire starting in 2007. The amount of U.S. federal net operating loss carryforwards that can be utilized in any one period will be limited by federal income tax regulations since a change in ownership as defined in Section 382 of the Internal Revenue Code occurred in the prior years. We do not believe that such limitation will have a material adverse impact on the utilization of the net operating loss carryforwards, but we do believe it will affect utilization of tax credit carryforwards.

We believe that all of our domestic federal net operating loss carryforwards, portions of foreign operating loss carryforwards, domestic tax credits and certain other deferred tax assets are more likely than not to be recovered. The remaining valuation allowance of $78.0 million and $76.8 million at December 31, 2006 and 2005, respectively, consists of certain state tax credits, existing and acquired state and foreign and state operating loss carryforwards that we believe are not likely to be recovered. A portion of the remaining valuation allowance at December 31, 2006 in the amount of $33.1 million relates to acquired foreign net operating losses for which a reduction in goodwill will be recorded upon release of the associated valuation allowance.

15.   SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2006 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Statement of Operations Data:
Net sales	$473,347	$470,513	$430,725	$345,587
Gross profit	406,134	408,157	362,126	286,694
Net income (loss)	$(4,909)	$95,741	$50,417	$3,567
Basic income (loss) per common share	$(0.08)	$1.58	$0.83	$0.06
Weighted average number of common shares outstanding	61,783	60,762	60,738	59,734
Diluted income (loss) per common share	$(0.08)	$1.43	$0.76	$0.05
Weighted average number of common shares outstanding-assuming dilution	61,783	67,072	66,654	73,508

CEPHALON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

15.   SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

	2005 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Statement of Operations Data:
Net sales	$322,930	$294,371	$272,608	$266,609
Gross profit	272,800	256,742	237,258	225,495
Net income (loss)	$18,073	$29,343	$(249,032)	$26,662
Basic income (loss) per common share	$0.31	$0.51	$(4.29)	$0.46
Weighted average number of common shares outstanding	58,099	58,064	58,046	57,994
Diluted income (loss) per common share	$0.30	$0.50	$(4.29)	$0.44
Weighted average number of common shares outstanding-assuming dilution	60,351	59,398	58,046	65,065

16.   SEGMENT AND SUBSIDIARY INFORMATION

Due to changes in our internal management and reporting structure in the second quarter of 2005, our chief operating decision maker now evaluates performance and makes decisions based on two segments, United States and Europe. As a result of this change, we have revised our segment reporting to include inter-segment sales and pre-tax income for these two segments as required by SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”). Prior to the second quarter of 2005, we disclosed financial information for the United States and Europe in order to satisfy the geographical requirements of SFAS 131 but did not present inter-segment sales and pre-tax income for these two segments.

Revenue and pre-tax income (loss) for the years ended December 31, 2006, 2005 and 2004, and long-lived assets as of December 31, 2006 and December 31, 2005 are provided below:

CEPHALON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

16.   SEGMENT AND SUBSIDIARY INFORMATION (Continued)

Revenues for the years ended December 31:

	2006
	United States	Europe	Total
Sales:
PROVIGIL	$691,779	$43,052	$734,831
GABITRIL	54,971	4,316	59,287
CNS	746,750	47,368	794,118
ACTIQ	550,390	27,252	577,642
Generic OTFC	54,801	—	54,801
FENTORA	29,250	—	29,250
Pain	634,441	27,252	661,693
Other	56,084	208,277	264,361
Total Sales	1,437,275	282,897	1,720,172
Other Revenues	35,399	8,498	43,897
Total External Revenues	1,472,674	291,395	1,764,069
Inter-Segment Revenues	14,806	88,879	103,685
Elimination of Inter-Segment Revenues	(14,806)	(88,879)	(103,685)
Total Revenues	$1,472,674	$291,395	$1,764,069

	2005
	United States	Europe	Total
Sales:
PROVIGIL	$475,557	$37,248	$512,805
GABITRIL	66,517	5,741	72,258
CNS	542,074	42,989	585,063
Pain	394,676	17,102	411,778
Other	49,695	109,982	159,677
Total Sales	986,445	170,073	1,156,518
Other Revenues	47,587	7,787	55,374
Total External Revenues	1,034,032	177,860	1,211,892
Inter-Segment Revenues	12,372	85,705	98,077
Elimination of Inter-Segment Revenues	(12,372)	(85,705)	(98,077)
Total Revenues	$1,034,032	$177,860	$1,211,892

CEPHALON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

16.   SEGMENT AND SUBSIDIARY INFORMATION (Continued)

	2004
	United States	Europe	Total
Sales:
PROVIGIL	$406,238	$33,429	$439,667
GABITRIL	87,349	6,815	94,164
CNS	493,587	40,244	533,831
Pain	337,072	7,925	344,997
Other	13,270	88,277	101,547
Total Sales	843,929	136,446	980,375
Other Revenues	28,749	6,301	35,050
Total External Revenues	872,678	142,747	1,015,425
Inter-Segment Revenues	13,623	44,097	57,720
Elimination of Inter-Segment Revenues	(13,623)	(44,097)	(57,720)
Total Revenues	$872,678	$142,747	$1,015,425

	December 31, 2006	December 31, 2005	December 31, 2004
Income (loss) before income taxes:
United States	$286,136	$(163,175)	$(28,213)
Europe	(47,882)	(81,943)	29
Total	$238,254	$(245,118)	$(28,184)

	December 31, 2006	December 31, 2005
Long-lived assets:
United States	$1,172,071	$1,084,619
Europe	675,561	685,750
Total	$1,847,632	$1,770,369

We perform our annual test of impairment of goodwill as of July 1. At December 31, 2006, we had $267.9 million of goodwill in our United States segment and $199.3 million in our Europe segment. At December 31, 2005, we had $281.6 million of goodwill in our United States segment and $87.9 million in our Europe segment. We completed our annual test of impairment of goodwill in each segment at July 1, 2006 and concluded that goodwill was not impaired.

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

(b)   Management’s Annual Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is included in Part II, Item 8 of this Annual Report on Form 10-K and incorporated into this Item 9A by reference.

(c)   Attestation Report of the Registered Public Accounting Firm

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Part II, Item 8 of this Annual Report on Form 10-K and incorporated into this Item 9A by reference.

(d)   Change in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information required by Item 10 is incorporated herein by reference to the information contained under the caption “Proposal 1—Election of Directors” in our definitive proxy statement related to the 2007 annual meeting of stockholders.

Executive Officers

The information concerning our executive officers required by this Item 10 is provided under the caption “Executive Officers of the Registrant” in Part I hereof.

Section 16(a) Beneficial Ownership Reporting Compliance

The information concerning Section 16(a) Beneficial Ownership Reporting Compliance by our directors and executive officers is incorporated by reference to the information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement related to the 2007 annual meeting of stockholders.

Code of Ethics

The information concerning our Code of Ethics is incorporated by reference to the information contained under the caption “Governance of the Company—Does the Company have a “Code of Ethics’?” in our definitive proxy statement related to the 2007 annual meeting of stockholders.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the information contained in our definitive proxy statement for the 2007 annual meeting of stockholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the information contained in our definitive proxy statement for the 2007 annual meeting of stockholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information contained in our definitive proxy statement for the 2007 annual meeting of stockholders.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information contained in our definitive proxy statement for the 2007 annual meeting of stockholders.

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

The following is a list of our consolidated financial statements and our subsidiaries and supplementary data included in this Annual Report on Form 10-K under Item 8 of Part II hereof:

1. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
Report of Management.
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2006 and 2005.
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004.
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004.
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.
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
2.1

Agreement and Plan of Merger by and among Cephalon, Inc., Cepsal Acquisition Corp., Salmedix, Inc., David S. Kabakoff, Arnold L. Oronsky, and Paul Klingenstein dated May 12, 2005., filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.

2.2

Share Purchase Agreement dated as of December 5, 2005 between Cephalon, Inc., Cephalon International Holdings, Inc. and certain shareholders of Zeneus Holdings Limited, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 22, 2005.

3.1(a)	Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.
3.1(b)	Certificate of Amendment of Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
3.2	Bylaws of the Registrant, as amended and restated, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 21, 2005.
4.1	Specimen copy of stock certificate for shares of Common Stock of the Registrant, filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.

4.2(a)	Second Amended and Restated Rights Agreement, dated October 27, 2003 between Cephalon, Inc. and StockTrans, Inc. as Rights Agent, filed as Exhibit 1 to the Company’s Form 8-A/12G on October 27, 2003.
4.2(b)

Agreement of Appointment and Joinder and Amendment No. 1 to the Second Amended and Restated Rights Agreement, dated as of February 9, 2007, by and between Cephalon, Inc. and American Stock Transfer & Trust Company, as Rights Agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2007.

4.3(a)

Form of Series A Warrant to purchasers of Units including a limited partnership interest in Cephalon Clinical Partners, L.P., filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-3 (Registration No. 333-56816) filed on January 7, 1993.

4.3(b)

Form of Series B Warrant to purchasers of Units including a limited partnership interest in Cephalon Clinical Partners, L.P., filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-3 (Registration No. 333-56816) filed on January 7, 1993.

4.4(a)	Indenture dated as of June 11, 2003 between the Registrant and U.S. Bank National Association, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
4.4(b)

Registration Rights Agreement, dated as of June 11, 2003, between Cephalon, Inc. and Credit Suisse First Boston LLC, CIBC World Markets Corp., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, SG Cowen Securities Corporation, ABN AMRO Rothschild LLC, Citigroup Global Markets Inc. and Lehman Brothers Inc., as Initial Purchasers, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.

4.5(a)	Indenture dated as of December 20, 2004 between the Registrant and U.S. Bank National Association, filed as Exhibit 4.l to the Company’s Current Report on Form 8-K filed on December 21, 2004.
4.5(b)

Registration Rights Agreement, dated as of December 20, 2004, between Cephalon, Inc. and U.S. Bank, National Association, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 21, 2004.

4.6(a)

Indenture, dated June 7, 2005, between Cephalon, Inc. and U.S. Bank, National Association, as trustee, previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 8, 2005.

4.6(b)	Form of 2.00% convertible senior subordinated notes due 2015, previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 8, 2005.
†10.1(a)

Executive Severance Agreement between Frank Baldino, Jr. and Cephalon, Inc. dated July 25, 2002, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2002.

†10.1(b)

Form of Executive Severance Agreement between Certain Executives and Cephalon, Inc. dated July 25, 2002, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2002.

†10.1(c)

List of Executive Officers subject to the Form of Severance Agreement between Certain Executive Officers and the Company (see Exhibit 10.1(b) above), filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 6, 2006.

†10.1(d)

Separation Agreement by and between Cephalon, Inc. and Paul Blake dated as of August 23, 2006, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006.

†10.2 (a)	Cephalon, Inc. 2005 Management Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2005.
†10.2(b)	Cephalon, Inc. 2006 Management Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2006.
†10.3(a)

Cephalon, Inc. Amended and Restated 1987 Stock Option Plan, filed as Exhibit 10.7 to the Transition Report on Form 10-K for transition period January 1, 1991 to December 31, 1991, as amended by Amendment No. 1 filed on September 4, 1992.

†10.3(b)

Cephalon, Inc. 2000 Equity Compensation Plan for Employees and Key Advisors, as amended and restated, effective as of May 15, 2002, filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-106115) filed on June 13, 2003.

†10.3(c)

Cephalon, Inc. 2000 Equity Compensation Plan—Form of Employee Non-Qualified Stock Option, filed as Exhibit 10.3(a) to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

†10.3(d)

Cephalon, Inc. 2000 Equity Compensation Plan—Form of Nonqualified Stock Option Agreement for Employees (For Grants Made On or After October 17, 2005), filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 21, 2005.

†10.3(e)

Cephalon, Inc. 1995 Equity Compensation Plan, as amended and restated, effective as of May 15, 2002, filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-106112) filed on June 13, 2003.

†10.3(f)

Amendment No. 2004-1 to the Cephalon, Inc. 1995 Equity Compensation Plan, effective as of May 13, 2004, filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-118611) filed on August 27, 2004.

†10.3(g)	Amendment No. 2006-1 to the Cephalon, Inc. 2004 Equity Compensation Plan, effective as of May 17, 2006, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2006.
†10.3(h)	Cephalon, Inc. 2004 Equity Compensation Plan—Employee Restricted Stock Grant Term Sheet, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 17, 2004.
†10.3(i)

Cephalon, Inc. 2004 Equity Compensation Plan—Form of Non-Employee Director Non-Qualified Stock Option, filed as Exhibit 10.3(c) to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

†10.3(j)

Cephalon, Inc. 2004 Equity Compensation Plan—Form of Employee Non-Qualified Stock Option, filed as Exhibit 10.3(d) to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

†10.3(k)	Cephalon, Inc. 2004 Equity Compensation Plan—Form of Employee Incentive Stock Option, filed as Exhibit 10.3(e) to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.
†10.3(l)

Cephalon, Inc. 2004 Equity Compensation Plan—Form of Incentive Stock Option Agreement for Employees (For Grants Made On or After October 17, 2005), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 21, 2005.

†10.3(m)

Cephalon, Inc. 2004 Equity Compensation Plan—Form of Nonqualified Stock Option Agreement for Employees (For Grants Made On or After October 17, 2005), filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 21, 2005.

†10.3(n)

Cephalon, Inc. 2004 Equity Compensation Plan—Form of Nonqualified Stock Option Agreement for Non-Employee Directors (For Grants Made On or After October 17, 2005) (Initial Grants Upon Joining Board), filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 21, 2005.

†10.3(o)

Cephalon, Inc. 2004 Equity Compensation Plan—Form of Nonqualified Stock Option Agreement for Non-Employee Directors (For Grants Made On or After October 17, 2005) (Annual Grants to Non-Employee Directors) filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 21, 2005.

†10.3(p)	Cephalon, Inc. Amended and Restated Non-Qualified Deferred Compensation Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2005.
†10.4(a)

Summary of Agreement for Payment of Services between Cephalon, Inc. and its Board of Directors, as approved May 13, 2004, filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

†10.4(b)

Summary of Agreement for Payment of Services between Cephalon, Inc. and its Board of Directors, dated May 18, 2005, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.

†10.4(c)

Summary of Oral Agreement for Payment of Services between Cephalon, Inc. and its Board of Directors, dated August 2, 2006, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2006.

10.5(a)

License Agreement, dated May 15, 1992 between Cephalon, Inc. and Kyowa Hakko Kogyo Co., Ltd., filed as Exhibit 10.6 to the Transition Report on Form 10-K for transition period January 1, 1991 to December 31, 1991, as amended by Amendment No. 1 filed on September 4, 1992 on Form 8.

10.5(b)

Letter agreement, dated March 6, 1995 amending the License Agreement between Cephalon, Inc. and Kyowa Hakko Kogyo Co., Ltd., filed as Exhibit 10.4(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

10.5(c)

Letter agreement, dated May 11, 1999 amending the License Agreement between Cephalon, Inc. and Kyowa Hakko Kogyo Co., Ltd., filed as Exhibit 10.4(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999. (1)

10.6

Supply, Distribution and License Agreement, dated as of July 27, 1993 between Kyowa Hakko Kogyo Co., Ltd. and Cephalon, Inc., filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-3 (Registration No. 33-73896) filed on January 10, 1994. (1)

10.7(a)

Distribution, License and Supply Agreement, dated December 7, 1999, between Anesta Corp. and Elan Pharma International Limited, filed as Exhibit 10.18 to Anesta Corp.’s Annual Report on Form 10-K for the year ended December 31, 1999. (1)

10.7(b)

Intellectual Property Sale, Amendment and Termination Agreement dated October 2, 2002, amending the Distribution, License and Supply Agreement, dated as of December 7, 1999, and as amended from time to time thereafter, by and between Anesta Corp. and Elan Pharma International Limited, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.

10.7(c)

Termination and Asset Sale and Purchase Agreement, dated March 13, 2000 between Abbott Laboratories, Inc. and Anesta Corp., filed as Exhibit 10.19 to Anesta Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2000. (1)

10.7(d)

Technology License Agreement, dated September 16, 1985, as amended through December 3, 1993 between Anesta Corp. and the University of Utah Research Foundation, filed as Exhibit 10.6 to Anesta Corp.’s Registration Statement on Form S-1 (File No. 33-72608) filed on May 31, 1996. (1)

10.8(a)

GABITRIL Product Agreement, dated October 31, 2000 between Cephalon, Inc. and Abbott Laboratories, filed as Exhibit 10.13(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. (1)

10.8(b)

Toll Manufacturing and Packaging Agreement, dated October 31, 2000 between Cephalon, Inc. and Abbott Laboratories, filed as Exhibit 10.13(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. (1)

10.8(c)

First Amendment to Toll Manufacturing and Packaging Agreement by and between Abbott Laboratories and Cephalon, Inc. dated October 1, 2004, filed as Exhibit 10.8(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. (1)

10.9(a)

License and Supply Agreement dated July 7, 2004 between Barr Laboratories, Inc. and Cephalon, Inc., filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 (1)

10.9(b)

Amendment No. 1 to the License and Supply Agreement between Barr Laboratories, Inc. and Cephalon, Inc. dated July 9, 2004, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.10

Decision and Order of the Federal Trade Commission in the matter of Cephalon, Inc. and CIMA LABS INC. dated August 9, 2004, filed as Exhibit 10.1(c) to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.11

Sale and Purchase Agreement dated as of December 8, 2004 by and between Sanofi-Synthelabo France and Cephalon France, previously filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. (1)

10.12

Acquisition Agreement by and among Cell Therapeutics, Inc., CTI Technologies, Inc. and Cephalon, Inc. dated June 10, 2005, incorporated by reference from Exhibit 10.1 to Cell Therapeutics’ Current Report on Form 8-K filed on June 14, 2005.

10.13(a)

License and Collaboration Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of June 23, 2005, filed as Exhibit 10.5(a) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005. (1)

10.13(b)	Supply Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of June 23, 2005, filed as Exhibit 10.5(b) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005. (1)
*10.13(c)	Amendment to the Supply Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of December 21, 2006. (2)
*10.13(d)	Amendment to the License and Collaboration Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of December 21, 2006.(2)
10.14

Co-Promotion Agreement by and between Cephalon, Inc. and McNeil Consumer & Specialty Pharmaceuticals, a division of McNeil-PPC, Inc., dated August 31, 2005, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005. (1)

10.15(a)

Office Lease between The Multi-Employer Property Trust and Cephalon, Inc. dated January 14, 2004, filed as Exhibit 10.20(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. (1)

10.15(b)

First Amendment to Lease, entered into as of May 11, 2006, by and between the NewTower Trust Company Multi-Employer Property Trust (f/k/a the Multi-Employer Property Trust), and Cephalon, Inc., filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006. (2)

10.15(c)

Consent to Sublease between The Multi-Employer Property Trust, Systems & Computer Technology Corporation and Cephalon, Inc. dated April 2, 2004, filed as Exhibit 10.20(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. (1)

10.16(a)

Wiley Post Plaza Lease, dated December 7, 1994 between Anesta Corp. and Asset Management Services, filed as Exhibit 10.13 to Anesta Corp.’s Annual Report on Form 10-K (File No. 0-23160) for the year ended December 31, 1994.

10.16(b)

Amendment No. 1 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated October 26, 1996, filed as Exhibit 10.11(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.16(c)

Amendment No. 2 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated January 7, 1997, filed as Exhibit 10.11(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.16(d)

Amendment No. 3 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated September 30, 1998, filed as Exhibit 10.11(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.16(e)

Amendment No. 4 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated February 29, 2000, filed as Exhibit 10.11(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.16(f)

Amendment No. 5 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated July 20, 2001, filed as Exhibit 10.11(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.16(g)

Amendment No. 6 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated July 20, 2001, filed as Exhibit 10.11(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.16(h)

Amendment No. 7 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated July 20, 2001, filed as Exhibit 10.11(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.16(i)

Amendment No. 8 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated October 14, 2002, filed as Exhibit 10.11(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.16(j)

Amendment No. 9 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated May 15, 2003, filed as Exhibit 10.11(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. (1)

10.16(k)

Amendment No. 10 to Wiley Post Plaza Lease between Anesta Corp. and Wiley Post Plaza, L.C. dated June 24, 2004, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004. (1)

10.17(a)

Amended and Restated Agreement of Limited Partnership, dated as of June 22, 1992 by and among Cephalon Development Corporation, as general partner, and each of the limited partners of Cephalon Clinical Partners, L.P., filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.

10.17(b)

Amended and Restated Product Development Agreement, dated as of August 11, 1992 between Cephalon, Inc. and Cephalon Clinical Partners, L.P., filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.

10.17(c)

Purchase Agreement, dated as of August 11, 1992 by and between Cephalon, Inc. and each of the limited partners of Cephalon Clinical Partners, L.P., filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.

10.17(d)

Pledge Agreement, dated as of August 11, 1992 by and between Cephalon, Inc. and Cephalon Clinical Partners, L.P., filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.

10.17(e)

Promissory Note, dated as of August 11, 1992 issued by Cephalon Clinical Partners, L.P. to Cephalon, Inc., filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.

10.17(f)

Form of Promissory Note, issued by each of the limited partners of Cephalon Clinical partners, L.P. to Cephalon Clinical Partners, L.P., filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.

10.18(a)

ISDA Master Agreement dated January 22, 2003, between Credit Suisse First Boston International and Cephalon, Inc., including Schedule to the Master Agreement dated as of January 22, 2003, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

10.18(b)

ISDA Credit Support Annex to the Schedule to the ISDA Master Agreement dated as of January 22, 2003 between Credit Suisse First Boston International and Cephalon, Inc., including the Elections and Variables to the ISDA Credit Support Annex dated as of January 22, 2003, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

10.18(c)

Letter Agreement Confirmation dated January 22, 2003, between Credit Suisse First Boston International and Cephalon, Inc, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

10.18(d)

Termination of Letter Agreement dated July 22, 2005, between Credit Suisse First Boston International and Cephalon, Inc., filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.

10.19(a)	Five Year Warrant, dated June 6, 2003, between the Company and Credit Suisse First Boston International filed as Exhibit 99.d(3) to the Company’s Schedule TO-I dated November 16, 2004.
10.19(b)	Seven Year Warrant, dated June 6, 2003, between the Company and Credit Suisse First Boston International filed as Exhibit 99.d(4) to the Company’s Schedule TO-I dated November 16, 2004.
10.19(c)

Five Year Convertible Note Hedge, dated December 3, 2004, between the Company and Credit Suisse First Boston International, filed as Exhibit 99.d(5) to the Company’s Schedule TO-I/A dated December 14, 2004.

10.19(d)

Seven Year Convertible Note Hedge, dated December 3, 2004, between the Company and Credit Suisse First Boston International, filed as Exhibit 99.d(6) to the Company’s Schedule TO-I/A dated December 14, 2004.

*10.19(e)	Amendment to Five Year Warrant, dated December 13, 2006, between the Company and Credit Suisse International (f/k/a Credit Suisse First Boston International).

*10.19(f)	Amendment to Seven Year Warrant, dated December 13, 2006, between the Company and Credit Suisse International (f/k/a Credit Suisse First Boston International).
*10.19(g)	Form of Five Year Convertible Note Hedge Amendment, dated December 13, 2006, between the Company and Credit Suisse International (f/k/a Credit Suisse First Boston International).
*10.19(h)	Form of Seven Year Convertible Note Hedge Amendment, dated December 13, 2006, between the Company and Credit Suisse International (f/k/a Credit Suisse First Boston International).
10.20(a)	Convertible Note Hedge Confirmation, dated as of June 2, 2005, between the Company and Deutsche Bank AG, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2005.
10.20(b)	Warrant Confirmation, dated as of June 2, 2005, between the Company and Deutsche Bank AG, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 8, 2005.
10.20(c)

Amendment to Hedge Confirmation dated as of June 2, 2005 by and among the Company, Deutsche Bank AG, New York and Deutsche Bank AG, London, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2005.

10.20(d)

Hedge Confirmation dated as of June 28, 2005 by and among the Company, Deutsche Bank AG, New York and Deutsche Bank AG, London, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 7, 2005.

10.20(e)

Amendment to Warrant Confirmation dated as of June 2, 2005 by and among the Company, Deutsche Bank AG, New York and Deutsche Bank AG, London, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 7, 2005.

*10.20(f)	Termination and Assignment Agreement, dated as of December 19, 2006, between Deutsche Bank AG and Cephalon, Inc.
10.21(a)

Agreement dated as of December 8, 2005 by and between Cephalon, Inc., Teva Pharmaceutical Industries Ltd., and Teva Pharmaceuticals USA, Inc., filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. (1)

10.21(b)

Settlement Agreement dated as of December 22, 2005 by and between Cephalon, Inc. and Ranbaxy Laboratories Limited., filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. (1)

10.21(c)

Settlement Agreement dated January 9, 2006 by and between the Company and Mylan Pharmaceuticals Inc., filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006. (1)

10.21(d)

Provigil Settlement Agreement dated February 1, 2006 by and between the Company and Barr Laboratories, Inc., filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006. (1)

10.21(e)

Modafinil License and Supply Agreement dated as of February 1, 2006 by and between the Company and Barr Laboratories, Inc., filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006. (1)

10.21(f)

Actiq Settlement Agreement dated February 1, 2006 by and among the Company, the University of Utah Research Foundation and Barr Laboratories, Inc., filed as Exhibit 10.4 to the Company’ Quarterly Report on Form 10-Q for the period ended March 31, 2006. (1)

10.21(g)

Actiq Supplemental License and Supply Agreement dated as of February 1, 2006 by and between the Company and Barr Laboratories, Inc., filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006. (1)

10.21(h)

Settlement and License Agreement dated August 2, 2006 by and between the Company, Carlsbad Technology, Inc. and Watson Pharmaceuticals, Inc., filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006. (2)

10.22	Form of Aircraft Time Share Agreement between Cephalon, Inc. and certain executive officers, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 6, 2006.
10.23

Co-Promotion Agreement dated as of June 12, 2006 by and between the Company and Takeda Pharmaceuticals North America, Inc., filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006. (2)

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

PROVIGIL, ACTIQ, FENTORA, GABITRIL, SPARLON, NUVIGIL, TREANDA, TRISENOX, DURASOLV, ORASOLV, ORAVESCENT, SPASFON LYOC, PARALYOC, PROXALYOC, LOPERAMIDE LYOC, SPASFON, FONZYLANE, MYOCET, ABELCET and MYOTROPHIN are trademarks or registered trademarks of Cephalon, Inc. or its subsidiaries. All other brands and names used herein are trademarks of their respective owners.

CEPHALON, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Year Ended December 31,	Balance at Beginning of the Year	Additions (Deductions)(1)	Other Additions (Deductions)(2)	Balance at End of the Year
Reserve for sales discounts, returns and allowances:
2006	$72,935	$171,293	$(159,248)	$84,980
2005	$42,092	$179,099	$(148,256)	$72,935
2004	$22,679	$100,302	$(80,889)	$42,092
Reserve for inventories:
2006	$2,265	$20,855	$(10,020)	$13,100
2005	$1,909	$758	$(402)	$2,265
2004	$2,451	$(633)	$91	$1,909
Reserve for income tax valuation allowance:
2006	$76,840	$14,696	$(13,493)	$78,043
2005	$49,895	$(45,952)	$72,897	$76,840
2004	$48,675	$(7,084)	$8,304	$49,895

(1)          Amounts represent charges and reductions to expenses and revenue.

(2)          Amounts represent utilization and adjustments of balance sheet reserve accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2007
CEPHALON, INC.
	By:	/s/ FRANK BALDINO, JR.
Frank Baldino, Jr., Ph.D.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ FRANK BALDINO, JR.	Chairman and Chief Executive Officer	February 28, 2007
Frank Baldino, Jr., Ph.D.	(Principal executive officer)
/s/ J. KEVIN BUCHI J.	Executive Vice President and Chief Financial Officer	February 28, 2007
Kevin Buchi	(Principal financial and accounting officer)
/s/ WILLIAM P. EGAN	Director	February 28, 2007
William P. Egan
/s/ MARTYN D. GREENACRE	Director	February 28, 2007
Martyn D. Greenacre
/s/ VAUGHN M. KAILIAN	Director	February 28, 2007
Vaughn M. Kailian
/s/ KEVIN E. MOLEY	Director	February 28, 2007
Kevin E. Moley
/s/ CHARLES A. SANDERS	Director	February 28, 2007
Charles A. Sanders, M.D.
/s/ GAIL R. WILENSKY	Director	February 28, 2007
Gail R. Wilensky, Ph.D.
/s/ DENNIS L. WINGER	Director	February 28, 2007
Dennis L. Winger