Form 10-Q
period 2007-03-31
CEPHALON INC
filed 2007-05-09
CIK 873364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2007
Common Stock, par value $.01	66,205,691 Shares

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical facts or statements of current condition, this report and the documents into which this report is and will be incorporated contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements contained in this report or incorporated herein by reference constitute our expectations or forecasts of future events as of the date this report was filed with the Securities and Exchange Commission (the “SEC”) and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. In particular, these forward-looking statements include, among others, statements about:

•                  our dependence on sales of PROVIGIL® (modafinil) [C-IV] in the United States and the market prospects and future marketing efforts for PROVIGIL, FENTORA® (fentanyl buccal tablet) [C-II] and VIVITROL® (naltrexone for extended-release injectable suspension);

•                  any potential approval of our product candidates, including NUVIGIL® (armodafinil);

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

•                  the activities of our competitors in the industry, including the continued erosion of ACTIQ® (oral transmucosal fentanyl citrate) [C-II] sales to generic competitors;

ii

•                  regulatory, legal or other setbacks with respect to our settlements of the PROVIGIL and ACTIQ patent litigations and the ongoing litigation related to such settlements;

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

We do not intend to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. We discuss in more detail the risks that we anticipate in Part II, Item 1A of this report. This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

iii

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$567,430	$496,512
Investments	11,983	25,212
Receivables, net	307,494	270,045
Inventory, net	189,885	174,300
Deferred tax assets, net	194,040	184,518
Other current assets	53,338	47,278
Total current assets	1,324,170	1,197,865

PROPERTY AND EQUIPMENT, net	457,784	453,010
GOODWILL	468,062	467,167
INTANGIBLE ASSETS, net	774,034	793,037
DEFERRED TAX ASSETS, net	112,397	118,192
OTHER ASSETS	21,511	16,226
	$3,157,958	$3,045,497

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$1,023,284	$1,023,312
Accounts payable	77,035	90,586
Accrued expenses	245,835	263,478
Total current liabilities	1,346,154	1,377,376

LONG-TERM DEBT	224,294	224,992
DEFERRED TAX LIABILITIES, net	68,955	72,491
OTHER LIABILITIES	103,559	61,178
Total liabilities	1,742,962	1,736,037

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, 2,500,000 shares issued, and none outstanding	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 68,202,966 and 67,853,389 shares issued, and 65,944,107 and 65,596,227 shares outstanding	682	678
Additional paid-in capital	1,811,271	1,780,749
Treasury stock, at cost, 2,258,859 and 2,257,162 shares outstanding	(151,196)	(151,068)
Accumulated deficit	(357,239)	(425,256)
Accumulated other comprehensive income	111,478	104,357
Total stockholders’ equity	1,414,996	1,309,460
	$3,157,958	$3,045,497

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2007	2006
REVENUES:
Sales	$423,879	$345,587
Other revenues	13,155	11,356
	437,034	356,943

COSTS AND EXPENSES:
Cost of sales	86,546	77,939
Research and development	83,958	109,461
Selling, general and administrative	152,454	151,751
	322,958	339,151

INCOME FROM OPERATIONS	114,076	17,792

OTHER INCOME (EXPENSE):
Interest income	6,576	5,042
Interest expense	(4,595)	(4,536)
Write-off of deferred debt issuance costs	—	(13,105)
Other income (expense), net	2,756	(852)
	4,737	(13,451)

INCOME BEFORE INCOME TAXES	118,813	4,341

INCOME TAX EXPENSE	43,628	774

NET INCOME	$75,185	$3,567

BASIC INCOME PER COMMON SHARE	$1.14	$0.06

DILUTED INCOME PER COMMON SHARE	$0.99	$0.05

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	65,806	59,734

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING— ASSUMING DILUTION	75,835	73,508

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data).

(Unaudited)

	Compre- hensive Income		Common Stock		Addit- ional Paid-in	Treasury Stock		Accum- ulated	Accum- ulated Other Compre- hensive
	(Loss)	Total	Shares	Amount	Capital	Shares	Amount	Deficit	Income
BALANCE, JANUARY 1, 2006		$612,171	58,445,405	$584	$1,166,166	372,843	$(17,125)	$(570,072)	$32,618
Net income	$144,816	144,816						144,816
Foreign currency translation gain	70,743
Unrealized investment gains	996
Other comprehensive gain	71,739	71,739							71,739
Comprehensive income	$216,555
Issuance of common stock upon conversions and exchanges of convertible notes		310,155	6,169,429	62	310,093
Termination of warrants and convertible note hedge upon exchanges of convertible notes		—			129,525	1,823,847	(129,525)
Tax effect of conversions and exchanges of convertible notes		(38,490)			(38,490)
Stock options exercised		143,491	3,058,430	30	143,461
Tax benefit from equity compensation		27,189			27,189
Stock-based compensation expense		42,807	180,125	2	42,805
Treasury stock acquired		(4,418)				60,472	(4,418)
BALANCE, DECEMBER 31, 2006		1,309,460	67,853,389	678	1,780,749	2,257,162	(151,068)	(425,256)	104,357
Net income	$75,185	75,185						75,185
Foreign currency translation gain	5,842
Prior service costs and gains on retirement-related plans, net of tax	19
Unrealized investment gains	8
Other comprehensive gain	5,869	5,869							5,869
Comprehensive income	$81,054
Adoption of SFAS 158, net of tax		1,252							1,252
Adoption of FIN 48		(7,168)						(7,168)
Stock options exercised		17,479	348,372	4	17,475
Tax benefit from equity compensation		1,348			1,348
Stock-based compensation expense		11,699	1,250		11,699
Treasury stock acquired		(128)				1,697	(128)
Other			(45)
BALANCE, MARCH 31, 2007		$1,414,996	68,202,966	$682	$1,811,271	2,258,859	$(151,196)	$(357,239)	$111,478

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$75,185	$3,567
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Deferred income tax expense (benefit)	11,629	(745)
Shortfall tax benefits from stock-based compensation	(83)	—
Depreciation and amortization	30,592	29,238
Amortization of debt issuance costs	60	129
Write-off of debt issuance costs associated with convertible subordinated notes	—	13,105
Stock-based compensation expense	11,699	9,856
Changes in operating assets and liabilities:
Receivables	(36,850)	(25,868)
Inventory	(14,585)	(12,020)
Other assets	(12,523)	(27,677)
Accounts payable, accrued expenses and deferred revenues	(9,160)	(21,583)
Other liabilities	2,584	(1,767)
Net cash provided by (used for) operating activities	58,548	(33,765)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(21,384)	(31,759)
Acquisition of intangible assets	—	(5,000)
Sales and maturities of investments	18,023	27,040
Purchases of investments	(4,786)	—
Net cash used for investing activities	(8,147)	(9,719)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of common stock options	17,479	107,738
Windfall tax benefits from stock-based compensation	1,431	21,633
Acquisition of treasury stock	(128)	(407)
Payments on and retirements of long-term debt	(953)	(922)
Net cash provided by financing activities	17,829	128,042

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,688	(531)

NET INCREASE IN CASH AND CASH EQUIVALENTS	70,918	84,027

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	496,512	205,060

CASH AND CASH EQUIVALENTS, END OF PERIOD	$567,430	$289,087

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which includes audited financial statements as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full year.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.  Amounts reported in prior periods as amortization are included now as a component of cost of sales; amounts previously reported as depreciation (other than depreciation related to facilities used in the production of commercial inventory and previously included in cost of sales) are included as a component of research and development or selling, general and administrative, as appropriate.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006.  We adopted the provisions of FIN 48 on January 1, 2007. See Note 11 herein.

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

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows companies to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS 159 adoption on our consolidated financial statements, but we do not expect the adoption of this statement to have a significant impact on our consolidated financial statements.

2.  STOCK-BASED COMPENSATION

Total stock-based compensation expense recognized in the consolidated statement of operations for the three months ended March 31, 2007 was $11.7 million before income taxes or $7.4 million after-tax. For the three months ended March 31, 2007, stock-based compensation expense consisted of stock option and restricted stock unit expense of $7.4 million and $4.3 million, respectively. Total stock-based compensation expense recognized in the consolidated statement of operations for the three months ended March 31, 2006 was $9.9 million before income taxes or $6.3 million after-tax. For the three months ended March 31, 2006, stock-based compensation expense consisted of stock option and restricted stock unit expense of $7.6 million and $2.3 million, respectively. This expense was recognized equally between research and development and selling, general and administrative expenses based on the employees’ compensation allocation between these line items.

The fair value of each option grant at the grant date is calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended
	March 31,
	2007	2006
Risk free interest rate	4.62%	4.48%
Expected term (years)	6.25	6.25
Expected volatility	38.7%	54.20%
Expected dividend yield	—%	—%

Estimated fair value per option granted	$33.85	$40.31

Stock Options

The following tables summarize the aggregate option activity under the plans for the three months ended March 31:

	2007
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1,	7,694,298	$54.90
Granted	11,300	73.47
Exercised	(348,372)	50.32
Forfeited	(17,125)	57.14
Expired	(9,024)	62.45
Outstanding, March 31,	7,331,077	$55.16	6.5	$118,603
Vested options at end of period	4,815,079	$53.64	5.4	$85,465

	2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1,	9,955,904	$50.84
Granted	15,100	70.89
Exercised	(2,289,311)	46.96
Forfeited	(38,775)	49.84
Expired	(24,581)	44.65
Outstanding, March 31,	7,618,337	$52.03	6.9	$78,750
Vested options at end of period	4,466,463	$53.83	5.9	$44,639

As of March 31, 2007, there was approximately $42.1 million of total unrecognized compensation cost related to outstanding options that is expected to be recognized over a weighted-average period of 1.4 years. For the three months ended March 31, 2007 and 2006, we received net proceeds of $17.5 million and $107.7 million, respectively, from the exercise of stock options.

The intrinsic value of stock options exercised during the first quarter of 2007 and 2006 was $8.0 million and $64.3 million, respectively. The estimated fair value of shares that vested during the first quarter of 2007 and 2006 was $0.6 million and $1.2 million, respectively.

Restricted Stock Units

The following table summarizes restricted stock units activity for the three months ended March 31:

	2007
	Shares	Weighted Average Fair Value
Nonvested, January 1,	709,900	$59.49
Granted	—	—
Vested	(1,250)	73.15
Forfeited	(1,200)	71.07
Nonvested, March 31,	707,450	$59.45
Intrinsic Value as of March 31,	$50,378

	2006
	Shares	Weighted Average Fair Value
Nonvested, January 1,	624,575	$49.52
Granted	5,000	70.50
Vested	—	—
Forfeited	(2,450)	49.90
Nonvested, March 31,	627,125	$49.13
Intrinsic Value as of March 31,	$37,784

As of March 31, 2007, there was approximately $25.8 million of total unrecognized compensation cost related to nonvested restricted stock units that is expected to be recognized over a weighted-average period of 1.4 years.

3.  INVENTORY, NET

Inventory, net consisted of the following:

	March 31, 2007
	Commercial	Pre-launch	Total
Raw materials	$30,210	$100,173	$130,383
Work-in-process	19,372	—	19,372
Finished goods	40,130	—	40,130
	$89,712	$100,173	$189,885

	December 31, 2006
	Commercial	Pre-launch	Total
Raw materials	$23,761	$89,061	$112,822
Work-in-process	15,915	—	15,915
Finished goods	45,563	—	45,563
	$85,239	$89,061	$174,300

We have capitalized inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value.  At March 31, 2007 and December 31, 2006, we had $100.2 million and $89.1 million, respectively, of capitalized inventory costs related to NUVIGIL, net of reserves of $8.9 million as we do not expect that certain batches in inventory will be sold prior to their expiration date.

4.  GOODWILL

Goodwill consisted of the following:

	United States	Europe	Total
December 31, 2006	$267,904	$199,263	$467,167
Release of pre-acquisition tax valuation allowance	(1,019)	—	(1,019)
Foreign currency translation adjustment	—	1,914	1,914
March 31, 2007	$266,885	$201,177	$468,062

5.  INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

		March 31, 2007			December 31, 2006
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Modafinil developed technology	15 years	$99,000	$34,650	$64,350	$99,000	$33,000	$66,000
DURASOLV technology	14 years	70,000	12,783	57,217	70,000	11,565	58,435
ACTIQ marketing rights	10 years	75,465	40,923	34,542	75,465	39,010	36,455
GABITRIL product rights	9-15 years	106,603	48,835	57,768	106,232	46,826	59,406
TRISENOX product rights	8-13 years	113,777	15,911	97,866	113,752	13,634	100,118
VIVITROL product rights	15 years	110,000	7,333	102,667	110,000	5,500	104,500
MYOCET trademark	20 years	193,047	12,065	180,982	192,367	9,618	182,749
Other product rights	5-20 years	261,094	82,452	178,642	259,054	73,680	185,374
		$1,028,986	$254,952	$774,034	$1,025,870	$232,833	$793,037

Intangible assets are amortized over their estimated useful economic life using the straight line method. Amortization expense was $21.0 million and $19.0 million for the three months ended March 31, 2007 and 2006, respectively.

6.  LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
	2007	2006
2.0% convertible senior subordinated notes due June 1, 2015	$820,000	$820,000
Zero Coupon convertible subordinated notes first putable June 2008 (Old)	263	263
Zero Coupon convertible subordinated notes first putable June 2010 (Old)	94	94
Zero Coupon convertible subordinated notes first putable June 2008 (New)	213,454	213,417
Zero Coupon convertible subordinated notes first putable June 2010 (New)	199,738	199,716
Mortgage and building improvement loans	8,095	8,291
Capital lease obligations	3,339	3,787
Other	2,595	2,736
Total debt	1,247,578	1,248,304
Less current portion	(1,023,284)	(1,023,312)
Total long-term debt	$224,294	$224,992

                Our convertible notes will be classified as current liabilities and presented in current portion of long-term debt on our consolidated balance sheet if our stock price is above the restricted conversion prices of $56.04, $71.40 or $67.80 with respect to the 2.0% Notes, the 2008 Zero Coupon Notes (Old and New) or the 2010 Zero Coupon Notes (Old and New), respectively at the balance sheet date. At March 31, 2007 and December 31, 2006, our stock price was $71.21 and $70.41, respectively, and, therefore, our 2.0% Notes and Zero Coupon Notes first putable June 15, 2010 are considered to be current liabilities and are presented in current portion of long-term debt on our consolidated balance sheet.

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

In late 2005 and early 2006, we entered into settlement agreements with each of Teva, Mylan, Ranbaxy and Barr. As part of these separate settlements, we agreed to grant to each of these parties a non-exclusive royalty-bearing right to market and sell a generic version of PROVIGIL in the United States. These licenses will become effective in April 2012. An earlier entry may occur based upon the entry of a generic version of PROVIGIL.

We recognized a $4.0 million selling, general and administrative charge in our March 31, 2006 consolidated statements of operations for agreements executed with Mylan and Barr.  We received licenses to certain modafinil-related intellectual property developed by each party and in exchange for these licenses, we agreed to make payments to Barr, Ranbaxy and Teva collectively totaling up to $136.0 million, consisting of upfront payments, milestones and royalties on net sales of our modafinil products. In order to maintain an adequate supply of the active drug substance modafinil, we entered into agreements with three modafinil suppliers whereby we will purchase an annual minimum amount of modafinil over a six year period that began in 2006, with the aggregate payments over this period totaling approximately $82.6 million.

Each of our settlements with Teva, Mylan, Ranbaxy and Barr has been filed with both the United States Federal Trade Commission (the “FTC”) and the Antitrust Division of the Department of Justice (the “DOJ”) as required by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”). The FTC is conducting an investigation of each of the PROVIGIL settlements and has issued a subpoena and requested documents and other information from us.  We are cooperating fully with the FTC and its ongoing investigation, and expect to continue to cooperate.  The FTC could determine to challenge in an administrative or judicial proceeding any or all of the settlements if they believe that the agreements violate the antitrust laws, although we believe that such a challenge would take years to resolve.

We also are aware of numerous private antitrust complaints filed in the U.S. District Court for the Eastern District of Pennsylvania, each naming Cephalon, Barr, Mylan, Teva and Ranbaxy as co-defendants and claiming, among other things, that the patent litigation settlements concerning PROVIGIL violate the antitrust laws of the United States and, in some cases, certain state laws. These actions have been consolidated into one compliant on behalf of a class of direct purchasers of PROVIGIL and a separate complaint on behalf of a class of consumers and other indirect purchasers of PROVIGIL. The plaintiffs in both cases are seeking monetary damages and/or equitable relief. We moved to dismiss both class action complaints in November 2006.

Separately, in June 2006, Apotex, Inc., a subsequent ANDA filer seeking FDA approval of a generic form of modafinil, filed suit against us also in the U.S. District Court for the Eastern District of Pennsylvania alleging similar violations of antitrust laws and state law. Apotex asserts that the PROVIGIL settlement agreements improperly prevent it from obtaining FDA approval of its ANDA, and seeks monetary and equitable remedies.  Apotex also seeks a declaratory judgment that the ‘516 Patent is invalid, unenforceable and/or not infringed by its proposed generic. We filed a motion to dismiss the Apotex case in late September 2006.  We believe that both the class action complaints and the Apotex complaint are without merit. While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

In early 2005, we also filed a patent infringement lawsuit in the U.S. District Court in New Jersey against Carlsbad Technology, Inc. based upon the Paragraph IV ANDA filed related to modafinil that Carlsbad filed with the FDA. Carlsbad has asserted counterclaims for non-infringement of the ‘516 Patent and invalidity of the ‘516 Patent. In early August 2006, we entered into a settlement agreement with Carlsbad and its development partner, Watson Pharmaceuticals, Inc., which we understand has the right to commercialize the Carlsbad product if approved by FDA. As part of this settlement, we agreed to grant to Watson a non-exclusive royalty-bearing right to market and sell a generic version of PROVIGIL in the United States. This license will become effective on or after April 6, 2012, subject to applicable regulatory considerations. An earlier entry may occur based upon the entry of another generic version of PROVIGIL. This agreement has been filed with both the FTC and DOJ, as required by the Medicare Modernization Act.  As noted above, the FTC is conducting an investigation of the PROVIGIL settlements, including the settlement agreement with Carlsbad and Watson.

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

ACTIQ Patent Litigation and Settlement

In early 2006, we settled with Barr our pending patent infringement dispute in the United States related to Barr’s ANDA filed with the FDA seeking to sell generic OTFC. Under the settlement, we granted to Barr an exclusive royalty bearing right to market and sell generic OTFC in the United States.  The settlement with Barr related to ACTIQ has been filed with both the FTC and the DOJ as required by the Medicare Modernization Act. The FTC has requested from us, and we have provided, certain information in connection with its review of this settlement. The FTC, the DOJ, or a private party could challenge in an administrative or judicial proceeding the settlement with Barr if they believe that the agreement violates the antitrust laws. If the settlement is challenged, there is no assurance that we could successfully defend against such challenge and, in that case, we could be subject to, among other things, damages, fines and possible invalidation of the settlement agreement.

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

In September 2004, we announced that we had received subpoenas from the U.S. Attorney’s Office in Philadelphia. That same month, we received a voluntary request for information from the Office of the Connecticut Attorney General. Both the subpoenas and the voluntary request for information appear to be focused on our sales and promotional practices with respect to ACTIQ, GABITRIL® (tiagabine hydrochloride) and PROVIGIL, including the extent of off-label prescribing of our products by physicians. In March 2007, we received a letter requesting information related to ACTIQ and FENTORA (fentanyl buccal tablet) [C-II] from Congressman Henry A. Waxman in his capacity as Chairman of the House Committee on Oversight and Government Reform.  The letter cites two articles concerning ACTIQ published in The Wall Street Journal in November 2006 and requests information concerning our sales and marketing practices for ACTIQ and FENTORA, among other things.  We are cooperating with the U.S. Attorney’s Office, the Office of the Connecticut Attorney General and the House Committee on Oversight and Government Reform, are providing documents and other information to these groups in response to these and additional requests and are engaged in ongoing discussions with these parties. These matters may involve the bringing of criminal charges and fines, and/or civil penalties. We cannot predict or determine the outcome of these matters or reasonably estimate the amount or range of amounts of any fines or penalties that might result from a settlement or an adverse outcome. However, a settlement or an adverse outcome could have a material adverse effect on our financial position, liquidity and results of operations.

Derivative Suit

As previously disclosed, in January 2007, a purported stockholder of the company filed a derivative suit on behalf of Cephalon in the U.S. District Court for the Eastern District of Pennsylvania naming each member of our board of directors and our Chief Financial Officer as defendants.  In April 2007, the plaintiff voluntarily dismissed her case against the defendants, without prejudice.

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

8.  COMPREHENSIVE INCOME

Our comprehensive income includes net income, unrealized gains from foreign currency translation adjustments, prior service costs and gains on retirement-related plans, net of tax, and unrealized investment gains. Our total comprehensive income is as follows:

	Three months ended
	March 31,
	2007	2006
Net income	$75,185	$3,567

Foreign currency translation gains	5,842	1,869
Prior service costs and gains on retirement-related plans, net of tax	19	—
Unrealized investment gains	8	394
Other comprehensive gain	5,869	2,263

Comprehensive income	$81,054	$5,830

9.  EARNINGS PER SHARE (“EPS”)

We compute income per common share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Basic income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted income per common share is computed based on the weighted average number of common shares outstanding and the dilutive impact of common stock equivalents outstanding during the period. The dilutive effect of employee stock options, restricted stock units, the Zero Coupon Convertible Notes issued in December 2004 (the “New Zero Coupon Notes”), the 2.0% Notes and the warrants are measured using the treasury stock method. The dilutive effect of our other convertible notes, including the remaining outstanding portions of the 2.5% Notes in 2006 and the Zero Coupon Convertible Notes issued in June 2003 (the “Old Zero Coupon Notes”), are measured using the “if-converted” method. Common stock equivalents are not included in periods where there is a net loss, as they are anti-dilutive.

The 2.0% Notes and New Zero Coupon Notes each are considered to be instrument C securities as defined by EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” (“EITF 90-19”); therefore, these notes are included in the dilutive earnings per share calculation using the treasury stock method. Under the treasury stock method, we must calculate the number of shares issuable under the terms of these notes based on the average market price of the stock during the period, and include that number in the total diluted shares figure for the period.  Since the average share price of our stock during the three months ended March 31, 2007 exceeded the conversion price of $46.70 for the 2.0% Notes and $56.50 and $59.50 for the New Zero Coupon Notes, the impact of these notes during the period was an additional 6.0 million and 1.3 million of incremental shares, respectively, included to calculate diluted EPS.  Since the average share price of our stock during the three months ended March 31, 2006 exceeded the conversion price of $46.70 for the 2.0% Notes and $56.50 and $59.50 for the New Zero Coupon Notes, the impact of these notes during the period was an additional 7.1 million and 2.7 million of incremental shares, respectively, included to calculate diluted EPS.

We have entered into convertible note hedge and warrant agreements that, in combination, have the economic effect of reducing the dilutive impact of the 2.0% Notes and the New Zero Coupon Notes. SFAS 128, however, requires us to analyze separately the impact of the convertible note hedge and warrant agreements on diluted EPS. As a result, the purchases of the convertible note hedges are excluded because their impact will always be anti-dilutive. SFAS 128 further requires that the impact of the sale of the warrants be computed using the treasury stock method. For example, using the treasury stock method, if the average price of our stock during the period ended December 31, 2006 had been $75.00, $85.00 or $95.00, the shares from the warrants to be included in diluted EPS would have been 2.1 million, 5.0 million and 7.3 million shares, respectively. The total number of shares that could potentially be included under the warrants is 26.8 million. Since the average share price of our stock during the three months ended March 31, 2007 exceeded the effected conversion price of the 2.0% Notes, the impact of the warrants during the period was the inclusion of an additional 0.9 million of incremental shares to calculate diluted EPS. Since the average share price of our stock during the three months ended March 31, 2006 exceeded the effected conversion prices of the 2.0% Notes and New Zero Coupon Notes, the impact of the warrants during the period was the inclusion of an additional 1.4 million and 0.2 million of incremental shares, respectively, to calculate diluted EPS.

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted income per common share:

	Three months ended
	March 31,
	2007	2006
Basic income per common share computation:
Numerator:
Net income used for basic income per common share	$75,185	$3,567
Denominator:
Weighted average shares used for basic income per common share	65,806	59,734

Basic income per common share	$1.14	$0.06

Diluted income per common share computation:
Numerator:
Net income used for diluted income per common share	$75,185	$3,567
Denominator:
Weighted average shares used for basic income per common share	65,806	59,734
Effect of dilutive securities:
Convertible subordinated notes and warrants	8,275	11,319
Employee stock options and restricted stock units	1,754	2,455
Weighted average shares used for diluted income per common share	75,835	73,508

Diluted income per common share	$0.99	$0.05

The following reconciliation shows the shares excluded from the calculation of diluted income per common share as the inclusion of such shares would be anti-dilutive:

	Three months ended
	March 31,
	2007	2006
Weighted average shares excluded:
Convertible subordinated notes and warrants	25,913	31,221
Employee stock options and restricted stock units	2,237	15
	28,150	31,236

10.  SEGMENT AND SUBSIDIARY INFORMATION

Revenues for the three months ended March 31:

	2007			2006
	United States	Europe	Total	United States	Europe	Total
Sales:
PROVIGIL	$188,727	$12,562	$201,289	$139,551	$9,022	$148,573
GABITRIL	13,884	2,336	16,220	11,356	1,416	12,772
CNS	202,611	14,898	217,509	150,907	10,438	161,345

ACTIQ	57,157	8,571	65,728	112,334	5,168	117,502
Generic OTFC	34,020	—	34,020	—	—	—
FENTORA	31,690	—	31,690	—	—	—
Pain	122,867	8,571	131,438	112,334	5,168	117,502

Other	17,172	57,760	74,932	15,070	51,670	66,740
Total Sales	342,650	81,229	423,879	278,311	67,276	345,587
Other Revenues	12,073	1,082	13,155	9,779	1,577	11,356
Total External Revenues	354,723	82,311	437,034	288,090	68,853	356,943
Inter-Segment Revenues	7,806	13,407	21,213	3,444	24,783	28,227
Elimination of Inter-Segment Revenues	(7,806)	(13,407)	(21,213)	(3,444)	(24,783)	(28,227)
Total Revenues	$354,723	$82,311	$437,034	$288,090	$68,853	$356,943

Income (loss) before income taxes for the three months ended March 31:

	2007	2006
United States	$117,360	$14,777
Europe	1,453	(10,436)
Total	$118,813	$4,341

Long-lived assets:

	March 31, 2007	December 31, 2006
United States	$1,152,838	$1,172,071
Europe	680,950	675,561
Total	$1,833,788	$1,847,632

We perform our annual test of impairment of goodwill as of July 1. At March 31, 2007, we had $266.9 million of goodwill in our United States segment and $201.2 million in our Europe segment.  At December 31, 2006, we had $267.9 million of goodwill in our United States segment and $199.3 million in our Europe segment.  We completed our annual test of impairment of goodwill in each segment at July 1, 2006 and concluded that goodwill was not impaired.

11.  INCOME TAXES

In July 2006, the FASB issued FIN 48 which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006.

We adopted the provisions of FIN 48 on January 1, 2007.  As a result of the adoption of FIN 48, we recognized a $33.9 million increase in the liability for unrecognized tax benefits.  This increase in liability resulted in a decrease to the January 1,

2007 retained earnings balance in the amount of $7.2 million and a net reduction in deferred tax liabilities of $18.5 million.  The amount of unrecognized tax benefits at January 1, 2007 is $50.6 million of which $20.1 million would impact our effective tax rate, if recognized.

We recognize interest accrued and penalties related to unrecognized tax benefits as a component of interest expense in the consolidated statement of operations.  As of January 1, 2007, we had recorded a liability of approximately $0.9 million and $0.6 million for the payment of interest and penalties, respectively.

The Internal Revenue Service (“IRS”) currently is examining Cephalon, Inc.’s 2004 federal income tax return and we remain open for examination by the IRS for the years 2003 through 2006.  As of January 1, 2007, it is reasonably possible that the 2004 return will be settled which could significantly decrease the total amount of unrecognized tax benefits by the end of 2007.  The IRS has not issued an assessment relating to any tax items subject to settlement.  All U.S. federal income tax returns of Anesta Corp. and CIMA LABS, which were acquired by Cephalon, are closed through 1994 and 1992, respectively.  For Salmedix, Inc., the years 2000 through 2005 are open due to limitations on the use of the net operating loss carry forwards.  In France, we are under examination for the period 2004 and 2005, while Zeneus France is under examination for 1999 to 2004.  In Germany, we are under examination for the period 2000 to 2004.  In other foreign jurisdictions, the statute of limitations in the open years ranges from 1999 to 2006.

In the regular course of business, various state and local tax authorities also conduct examinations of our state and local income tax returns.  Depending on the state, state income tax returns are generally subject to examination for a period of three to five years after filing.  The state impact of any federal changes from the 2004 examination remains subject to examination by various states for a period of up to one year after formal notification to the states.  We currently have several state income tax returns in the process of examination.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2006.

EXECUTIVE SUMMARY

Cephalon is an international biopharmaceutical company dedicated to the discovery, development and marketing of innovative products to treat human diseases. We currently focus our efforts in four core therapeutic areas: central nervous system (“CNS”) disorders, pain, oncology and addiction. In addition to conducting an active research and development program, we market six products in the United States and numerous products in various countries throughout Europe.  Consistent with our core therapeutic areas, we have aligned our approximately 740-person U.S. field sales and sales management teams by area.  In Europe, we have a sales and marketing organization numbering approximately 410 persons that supports our presence in nearly 20 European countries, including France, the United Kingdom, Germany, Italy and Spain.

Our most significant product is PROVIGIL, which comprised approximately 47% of our total consolidated net sales for the three months ended March 31, 2007, of which approximately 94% was in the U.S. market.  For the three months ended March 31, 2007, consolidated net sales of PROVIGIL increased 35% over the three months ended March 31, 2006.  Under our co-promotion agreement with Takeda Pharmaceuticals North America, Inc., 500 Takeda sales representatives began promoting PROVIGIL in the second position to primary care physicians and other appropriate health care professionals in the United States beginning July 1, 2006.  Effective January 1, 2007, an additional 250 Takeda sales representatives were added, all of whom are detailing PROVIGIL in the first position.  Together with our CNS field sales and sales management teams, we now have nearly 1,200 persons focused on detailing PROVIGIL in the United States.

Our second most significant product is ACTIQ (including our generic version of ACTIQ (“generic OTFC”), which comprised approximately 24% of our total consolidated net sales for the three months ended March 31, 2007, of which approximately 91% was in the U.S. market.  In late September 2006, Barr Laboratories, Inc. entered the U.S. market with generic OTFC pursuant to our license and supply agreement.  As a result, ACTIQ sales have been meaningfully eroded by generic OTFC products sold by Barr and by us through our sales agent, Watson Pharmaceuticals, Inc., and we expect this erosion will continue during the remainder of 2007.  In addition, under our license and supply agreement with Barr, we are obligated to sell generic OTFC to Barr for its resale in the United States. While we currently have available fentanyl quota to produce ACTIQ and generic OTFC, in the future we could face shortages of quota that could negatively impact our ability to supply product to Barr or to produce ACTIQ or our generic OTFC product.  If we are unable to provide product to Barr, it is possible that either Barr or the FTC could claim that this failure is a breach of our agreements with these parties.

In late September 2006, we received FDA approval of our next-generation proprietary pain product, FENTORA, and launched the product in the United States in early October 2006.  FENTORA is indicated for the management of breakthrough pain in patients with cancer who are already receiving and are tolerant to opioid therapy for their underlying persistent cancer pain.  We are focusing our longer-term clinical strategy on developing FENTORA for patients with breakthrough pain associated with other conditions, including neuropathic pain and back pain.  In October 2006 and January 2007, we announced that data from Phase 3 clinical trials of FENTORA demonstrated efficacy in the management of breakthrough pain in opioid-tolerant patients with chronic low back pain and chronic neuropathic pain, respectively.  Pending positive data from an ongoing study in patients with non-cancer breakthrough pain, our goal is to submit a sNDA to the FDA in late 2007.  This sNDA would seek to expand the labeled indications for FENTORA beyond breakthrough pain in patients with cancer.

In April 2006, the FDA approved VIVITROL, and we launched the product in June 2006. VIVITROL is indicated for the treatment of alcohol dependent patients who are able to abstain from alcohol in an outpatient setting and are not actively drinking when initiating treatment. Treatment with VIVITROL should be used in combination with psychosocial support, such as counseling or group therapy. Under the license and collaboration agreement we signed with Alkermes, Inc. in June 2005, Alkermes is responsible for manufacturing commercial supplies of VIVITROL and we have primary responsibility for the marketing and sale of the product.

We also continue to make progress toward final approval of NUVIGIL with an anticipated indication for excessive sleepiness associated with narcolepsy, obstructive sleep apnea/hypopnea syndrome (OSA/HS) and shift work sleep disorder

(SWSD).  NUVIGIL is a single-isomer formulation of modafinil, the active ingredient in PROVIGIL.  In March 2007, we received an approvable letter, together with draft labeling, from the FDA.  The draft labeling, which is subject to final approval by the FDA, includes a proposed bolded warning section that characterizes the potential occurrence of skin rash and hypersensitivity in patients taking modafinil and armodafinil.  The FDA has indicated that it will request similar language in the label for PROVIGIL.  We have submitted our response, including a standard safety update, to the FDA’s approvable letter and we expect the agency will complete its review by June 16, 2007.  NUVIGIL is protected by a composition of matter patent that will expire on December 18, 2023 and covers a novel polymorphic form of armodafinil, the active pharmaceutical ingredient in NUVIGIL.

As a biopharmaceutical company, our future success is highly dependent on obtaining and maintaining patent protection for our products and technology. We intend to vigorously defend the validity, and prevent infringement, of our patents. The loss of patent protection on any of our existing products, whether by third-party challenge, invalidation, circumvention, license or patent expiration, could materially impact our results of operations.  In late 2005 and early 2006, we entered into settlement agreements with each of Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Laboratories Limited and Barr Laboratories, Inc. For more information concerning these settlements and the August 2006 settlement with Carlsbad Technology, Inc., please see Note 7 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our activities and operations are subject to significant government regulations and oversight. In September 2004, we announced that we had received subpoenas from the U.S. Attorney’s Office in Philadelphia. That same month, we received a voluntary request for information from the Office of the Connecticut Attorney General. Both the subpoenas and the voluntary request for information appear to be focused on our sales and promotional practices with respect to ACTIQ, GABITRIL and PROVIGIL, including the extent of off-label prescribing of our products by physicians. In March 2007, we received a letter requesting information related to ACTIQ and FENTORA from Congressman Henry A. Waxman in his capacity as Chairman of the House Committee on Oversight and Government Reform.  The letter cites two articles concerning ACTIQ published in The Wall Street Journal in November 2006 and requests information concerning our sales and marketing practices for ACTIQ and FENTORA, among other things.  We are cooperating with the U.S. Attorney’s Office, the Office of the Connecticut Attorney General and the House Committee on Oversight and Government Reform, are providing documents and other information to these groups in response to these and additional requests and are engaged in ongoing discussions with these parties. These matters may involve the bringing of criminal charges and fines, and/or civil penalties. We cannot predict or determine the outcome of these matters or reasonably estimate the amount or range of amounts of any fines or penalties that might result from a settlement or an adverse outcome. However, a settlement or an adverse outcome could have a material adverse effect on our financial position, liquidity and results of operations.

We have significant levels of indebtedness outstanding, nearly all of which consists of convertible notes. Under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. For a more complete description of these notes, see Note 6 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, there are no restrictions on our use of this cash, and the cash available to repay indebtedness may decline over time.

As of March 31, 2007, the fair value of both the 2.0% Notes and the Zero Coupon Notes is greater than the value of the shares into which such notes are convertible. We believe that the share price of our common stock would have to significantly increase over the market price as of the filing date of this report before the fair value of the convertible notes would be less than the value of the common stock shares underlying the notes.  As such, we believe it is highly unlikely that holders of the 2.0% Notes or Zero Coupon Notes will present significant amounts of such notes for conversion under the current terms. In the unlikely event that a significant conversion did occur, we believe that we have the ability to raise sufficient cash to repay the principal amounts due through a combination of utilizing our existing cash on hand, raising money in the capital markets or selling our note hedge instruments for cash. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

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

RESULTS OF OPERATIONS

(In thousands)

Three months ended March 31, 2007 compared to three months ended March 31, 2006:

	Three months ended
	March 31,
	2007			2006			% Increase (Decrease)
	United States	Europe	Total	United States	Europe	Total	United States	Europe	Total
Sales:
PROVIGIL	$188,727	$12,562	$201,289	$139,551	$9,022	$148,573	35%	39%	35%
GABITRIL	13,884	2,336	16,220	11,356	1,416	12,772	22%	65%	27%
CNS	202,611	14,898	217,509	150,907	10,438	161,345	34%	43%	35%

ACTIQ	57,157	8,571	65,728	112,334	5,168	117,502	(49)%	66%	(44)%
Generic OTFC	34,020	—	34,020	—	—	—	100%	—%	100%
FENTORA	31,690	—	31,690	—	—	—	100%	—%	100%
Pain	122,867	8,571	131,438	112,334	5,168	117,502	9%	66%	12%

Other	17,172	57,760	74,932	15,070	51,670	66,740	14%	12%	12%
Total Sales	342,650	81,229	423,879	278,311	67,276	345,587	23%	21%	23%
Other Revenues	12,073	1,082	13,155	9,779	1,577	11,356	23%	(31)%	16%
Total Revenues	$354,723	$82,311	$437,034	$288,090	$68,853	$356,943	23%	20%	22%

                Sales—In the United States, we sell our proprietary products to pharmaceutical wholesalers, the largest three of which accounted for 66% of our total consolidated gross sales for the three months ended March 31, 2007. Decisions made by these wholesalers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) can materially affect the level of our sales in any particular period and thus may not necessarily correlate to the number of prescriptions written for our products as reported by IMS Health Incorporated.

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

As of March 31, 2007, we received information from substantially all of our U.S. wholesaler customers about the levels of inventory they held for our U.S. branded products. Based on this information, which we have not independently verified, we believe that total inventory held at these wholesalers is approximately two weeks supply of our U.S. branded products at our current sales levels. During the fourth quarter of 2006, we shipped launch quantities of our generic OTFC.  At March 31, 2007, we believe that generic OTFC inventory held at wholesalers and retailers is approximately three months.

For the three months ended March 31, 2007, sales were impacted by changes in the product sales allowances deducted from gross sales as described further below and by changes in the relative levels of the number of units of inventory held at wholesalers and retailers. For the three months ended March 31, 2007, total sales increased by 23% over the prior year. The other key factors that contributed to the increase in sales are summarized by product as follows:

•                  In CNS, sales of PROVIGIL increased 35 percent. Demand for PROVIGIL increased as evidenced by an increase in U.S. prescriptions for PROVIGIL of 15%, according to IMS Health. For the three months ended March 31, 2007, sales of PROVIGIL also were impacted by domestic price increases of approximately 7% from period to period.

•                  In Pain, sales increased 12 percent. Sales of ACTIQ were impacted by an increase in domestic prices of approximately 101% from period to period, offset by a 78% decrease in U.S. prescriptions, according to IMS Health, resulting from the introduction of generic competition to ACTIQ in October 2006. For the three months ended March 31, 2007, we recognized $34.0 million of revenue related to sales of our own generic OTFC and shipments of our generic OTFC to Barr and $31.7 million of revenue related to sales of FENTORA. During the remainder of 2007, we expect overall sales of our Pain products to decrease based on a shift in market share from

ACTIQ to generic OTFC and the potential for further generic entrants into the market, partially offset by the anticipated growth in FENTORA.

•                  Other sales, which consist primarily of sales of other products and certain third party products, increased 12 percent. The increase is attributable to an increase of $6.0 million in sales of oncology products in Europe and $2.9 million in sales of our addiction product VIVITROL, which was launched in the third quarter of 2006.

Other Revenues—The increase of 16% from period to period is primarily due to an increase in royalties from our collaborators.

Analysis of gross sales to net sales—The following table presents the product sales allowances deducted from gross sales to arrive at a net sales figure:

	Three months ended
	March 31,
	2007	2006	Change	% Change
Gross sales	$476,049	$391,817	$84,232	21%
Product sales allowances:
Prompt payment discounts	7,823	6,031	1,792	30%
Wholesaler discounts	5,207	—	5,207	100%
Returns	7,857	1,427	6,430	451%
Coupons	4,283	7,374	(3,091)	(42)%
Medicaid discounts	8,675	20,102	(11,427)	(57)%
Medicare Part D discounts	(85)	954	(1,039)	(109)%
Managed care and governmental contracts	18,410	10,342	8,068	78%
	52,170	46,230	5,940
Net sales	$423,879	$345,587	$78,292	23%
Product sales allowances as a percentage of gross sales	11.0%	11.8%

Prompt payment discounts increased for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 due to the increase in sales. Wholesaler discounts increased $5.2 million period over period.  Price increases in the first quarter of 2006 produced wholesaler credits that entirely offset the wholesaler discounts that would have been recorded for that same period.  Returns increased as a result of an increase in our historical returns experience, particularly related to our CNS products, that is used in the calculation of our returns reserve requirements.  Coupons decreased in the first quarter of 2007 as compared to the first quarter of 2006 as a result of the expiration of ACTIQ coupons effective September 30, 2006.

In the first quarter of 2006, we recorded Medicaid discounts based on our estimates of participants transferring out of the Medicaid program to the new Part D of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“Medicare Part D”) program.  Actual experience, including during the first quarter of 2007, has indicated that the number of transferring participants has been much higher than our initial estimates, resulting in lower Medicaid discounts relative to the prior period.  First quarter 2007 Medicaid discounts also were lower as a result of a decrease in ACTIQ sales from period to period.  Medicare Part D discount allowances were favorably impacted in the first quarter of 2007 from a contract termination. Managed care and governmental contracts increased for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 due to additional rebates for certain managed care and governmental programs. In the future, we expect product sales allowances as a percentage of gross sales to trend upward due to the impact of potential future price increases on Medicaid discounts and potential increases related to Medicaid, Medicare Part D, managed care and governmental contracts sales.

	Three months ended
	March 31,
	2007	2006	Change	% Change
Costs and expenses:
Cost of sales	$86,546	$77,939	$8,607	11%
Research and development	83,958	109,461	(25,503)	(23)%
Selling, general and administrative	152,454	151,751	703	—%
	$322,958	$339,151	$(16,193)	(5)%

                Cost of Sales—The cost of sales was 20.4% of net sales for the three months ended March 31, 2007 and 22.6% of net sales for the three months ended March 31, 2006. This decrease is primarily due to lower royalty expenses for ACTIQ resulting from the decline in the royalty rate upon the expiration of the ACTIQ patents in September 2006, the favorable mix of product margins of our corresponding product sales in the first quarter of 2007 as compared to the first quarter of 2006 and the net effect of price increases on our three major U.S. products.  The decrease was partially offset by a charge of $3.5 million in the first quarter of 2007 for the termination of a materials supply agreement and by an increase in amortization expense of $2.0 million resulting from the amortization of intangibles acquired during 2006.

Research and Development Expenses—Research and development expenses decreased $25.5 million, or 23%, for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. This decrease is primarily attributable to a $20.0 million decrease in up-front payments related to rights acquired to certain development stage products and to lower expenses associated with reduced levels of clinical activity in 2007 as compared to 2006.

Selling, General and Administrative Expenses—Selling, general and administrative expenses were consistent for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Selling and marketing costs increased in the first quarter of 2007 as compared to the first quarter of 2006 as a result of increased promotional spending on PROVIGIL, VIVITROL and FENTORA and expenses under our agreements with Takeda and Watson.  General and administrative expenses decreased in 2007 as compared to 2006 due to reduced medical education spending in the first quarter of 2007 and $4.0 million of one-time payments made in the first quarter of 2006 in connection with PROVIGIL settlement agreements.

	Three months ended
	March 31,
	2007	2006	Change	% Change
Other income (expense):
Interest income	$6,576	$5,042	$1,534	30%
Interest expense	(4,595)	(4,536)	(59)	(1)%
Write-off of deferred debt issuance costs	—	(13,105)	13,105	100%
Other income (expense), net	2,756	(852)	3,608	423%
	$4,737	$(13,451)	$18,188	135%

Other Income (Expense)—Other income (expense) increased $18.2 million, or 135%, for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The increase was attributable to the following factors:

•                  an increase in interest income for the three months ended March 31, 2007 due to higher investment returns partially offset by lower average investment balances;

•                  a $13.1 million write-off in the first quarter of 2006 of deferred debt issuance costs related to our Zero Coupon Notes; and

•                  a $3.6 million increase in other income (expense), net primarily due to fluctuations in foreign currency gains and losses in the comparable periods.

	Three months ended
	March 31,
	2007	2006	Change	% Change
Income tax expense	$43,628	$774	$42,854	5,537%

                Income Taxes—For the three months ended March 31, 2007, we recognized $43.6 million of income tax expense on income before income taxes of $118.8 million, resulting in an overall effective tax rate of 36.7 percent. This compared to income tax expense for the three months ended March 31, 2006 of $0.8 million on income before income taxes of $4.3 million, resulting in an effective tax rate of 17.8 percent.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands)

Cash, cash equivalents and investments at March 31, 2007 were $579.4 million, representing 18% of total assets, compared to $521.7 million, representing 17% of total assets at December 31, 2006.

Our working capital deficit, which is calculated as current assets less current liabilities, was $22.0 million at March 31, 2007 compared to $179.5 million at December 31, 2006.  Our convertible subordinated notes contain conversion terms that will impact whether these notes are classified as current or long-term liabilities and consequently affect our working capital position. At March 31, 2007 and December 31, 2006, $1,019.8 million of our convertible subordinated notes were convertible into cash and shares of common stock and were therefore classified as current liabilities on our consolidated balance sheets.

The change in cash and cash equivalents is as follows:

	Three months ended
	March 31,
	2007	2006
Net cash provided by (used for) operating activities	$58,548	$(33,765)
Net cash used for investing activities	(8,147)	(9,719)
Net cash provided by financing activities	17,829	128,042
Effect of exchange rate changes on cash and cash equivalents	2,688	(531)
Net increase (decrease) in cash and cash equivalents	$70,918	$84,027

Net Cash Provided by (Used for) Operating Activities

Cash provided by operating activities is primarily driven by growth in income from sales of our products offset by the timing of receipts and payments in the ordinary course of business.  For the three months ended March 31, 2007, increases in sales of our CNS and Pain franchise products, and decreases in research and development spending, contributed to the growth in operating income over the prior period.

Net Cash Used for Investing Activities

Cash used in investing activities primarily relates to acquisitions of business, technologies, products and product rights and funds invested in our administrative and manufacturing facilities to accommodate our growth.

For the three months ended March 31, 2007 and 2006, we made capital expenditures of $21.4 million and $31.8 million, respectively, which included expenditures associated with our worldwide implementation of SAP and ongoing expansion and improvements of our facilities. These uses of cash were largely offset by cash provided from sales and maturities of our investment portfolio.

Net Cash Provided by Financing Activities

Financing activities for the periods presented above primarily relate to proceeds and payments on long-term debt and employee stock option activity.

For the three months ended March 31, 2007 and 2006, proceeds from stock option exercises were $17.5 million and $107.7 million, respectively.  The incremental windfall tax benefits from stock-based compensation were $1.4 million and $21.6 million, in 2007 and 2006, respectively, which corresponds to the amount of stock option exercises.

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

Marketed Products

Continued sales growth of PROVIGIL depends, in part, on the continued effectiveness of the various settlement agreements we entered into in late 2005 and early 2006, as well as our maintenance of protection in the United States and abroad of the modafinil particle-size patent through its expiration beginning in 2014. See Note 7 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.  In addition, future growth of PROVIGIL may depend on the success of the efforts of our co-promotion partner, Takeda. Finally, growth of our modafinil-based product sales in 2007 and beyond may depend in part on our ability to achieve final FDA approval of NUVIGIL, which we anticipate on or before June 16, 2007.

The growth of our pain franchise depends in large part on our ability to successfully market FENTORA, which we launched in the United States in October 2006.  Sales of our other pain product, ACTIQ, have been meaningfully eroded by the entry of generic competition in late September 2006 and we expect this erosion will continue during the remainder of 2007. In addition, sales of our own generic OTFC could be significantly impacted by the entrance into the market of additional generic OTFC products, which could occur at any time.

For VIVITROL, our ability to achieve commercial success with this product in 2007 and thereafter will be impacted by our success in building awareness and acceptance of the product among the 2,000 — 3,000 addiction specialists and physicians who have been actively treating alcohol dependence with pharmacotherapy and our work towards educating the counseling community about VIVITROL.  During the first few months of launch, we focused our efforts on establishing the logistical platform to effectively deliver the product to patients.  In 2007, we are focusing more of our sales and marketing efforts on driving product demand by educating physicians about VIVITROL’s benefits.

Clinical Studies

Over the past few years, we have incurred significant expenditures related to conducting clinical studies to develop new pharmaceutical products and exploring the utility of our existing products in treating disorders beyond those currently approved in their respective labels. In 2007, we expect to continue to incur significant levels of research and development expenditures. We also expect to continue or begin a number of significant clinical programs including, among others: our Phase 3 program evaluating TREANDA for the treatment of non-Hodgkin’s lymphoma and other possible studies for the treatment of chronic lymphocytic leukemia, small cell lung cancer and mantle cell lymphoma; a Phase 3 program evaluating CEP-701 for the treatment of acute myelogenous leukemia and other possible studies of CEP-701 in patients with myeloproliferative disorder; Phase 3 programs with FENTORA in non-cancer breakthrough pain; and clinical programs with NUVIGIL focused on excessive sleepiness, fatigue and cognition in diseases such as Parkinson’s disease, cancer schizophrenia and bi-polar depression. We may seek to mitigate the risk in, and expense of, our research and development programs by entering into collaborative arrangements with third parties. However, we intend to retain a portion of the commercial rights to these programs and, as a result, we still expect to spend significant funds on our share of the cost of these programs, including the costs of research, preclinical development, clinical research and manufacturing.

Manufacturing, Selling and Marketing Efforts

During 2007, we expect to continue to incur significant expenditures associated with manufacturing, selling and marketing our products. We expect to continue in-process capital expenditure projects at our research and development facilities in France and West Chester.  The aggregate amount of our sales and marketing expenses in 2007 is expected to be higher than that incurred in 2006, primarily as a result of higher expenses associated with our promotional efforts related to PROVIGIL and FENTORA.

Indebtedness

We have significant indebtedness outstanding, consisting principally of indebtedness on convertible subordinated notes. The following table summarizes the principal terms of our most significant convertible subordinated notes outstanding as of March 31, 2007:

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

*                    Stated conversion prices as per the terms of the notes. However, each convertible note contains certain terms restricting a holder’s ability to convert the notes, including that a holder may only convert if the closing price of our stock on the day prior to conversion is higher than $56.04, $71.40 or $67.80 with respect to the 2.0% Notes, the 2008 Zero Coupon Notes or the 2010 Zero Coupon Notes, respectively. For a more complete description of these notes, including the associated convertible note hedge, see Note 10 to our Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2006.

Our 2.0% and 2010 Zero Coupon Notes are convertible as of March 31, 2007 and, under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. As of the filing date of this Quarterly Report on Form 10-Q, we do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time. If we do not have sufficient funds available to repay any principal balance of notes presented for conversion, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

As of March 31, 2007, our 2.0% Notes and 2010 Zero Coupon Notes are convertible because the closing price of our common stock on that date was higher than the restricted conversion prices of these notes. As a result, the 2.0% Notes and 2010 Zero Coupon Notes have been classified as current liabilities on our consolidated balance sheet as of March 31, 2007 (see Note 10 of our Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2006 for summary of our convertible debt, note hedge and call warrant). As of May 1, 2007, the fair value of both the 2.0% Notes and 2010 Zero Coupon Notes is greater than the value of the shares into which such notes are convertible. We believe that the share price of our common stock would have to significantly increase over the market price as of the filing date of this report before the fair value of the convertible notes would be less than the value of the common stock shares underlying the notes and, as such, we believe it is highly unlikely that holders of the 2.0% Notes or 2010 Zero Coupon Notes will present significant amounts of such notes for conversion under the current terms. In the unlikely event that a significant conversion did occur, we believe that we have the ability to raise sufficient cash to repay the principal amounts due through a combination of utilizing our existing cash on hand, raising money in the capital markets or selling our note hedge instruments for cash.

The annual interest payments on our convertible notes outstanding as of March 31, 2007 are $16.4 million, payable semi-annually on June 1 and December 1. In the future, we may agree to exchanges of the notes for shares of our common stock or debt, or may determine to use a portion of our existing cash on hand to purchase or retire all or a portion of the outstanding convertible notes.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

(In thousands)

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. In preparing these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We develop and periodically change these estimates and assumptions based on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2006 in the “Critical Accounting Policies and Estimates” section and the “Recent Accounting Pronouncements” section.

Product Sales Allowances—We record product sales net of the following significant categories of product sales allowances, each of which is described in more detail included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006: prompt payment discounts, wholesaler discounts, returns, coupons, Medicaid discounts, Medicare Part D discounts and managed care and governmental contracts. Calculating each of these items involves significant estimates and judgments and requires us to use information from external sources. In certain of the product sales allowance categories, we have calculated the impact of changes in our estimates, which we believe represent reasonably likely changes to these estimates based on historical data adjusted for certain unusual items such as changes in government contract rules.

The following table summarizes activity in each of the above categories for the year ended December 31, 2006 and the three months ended March 31, 2007:

(In thousands)	Prompt Payment Discounts	Wholesaler Discounts	Returns*	Coupons	Medicaid Discounts	Medicare Part D Discounts	Managed Care & Governmental Contracts	Total
Balance at January 1, 2006	$(1,917)	$(2,728)	$(22,598)	$(4,695)	$(33,454)	$—	$(6,566)	$(71,958)

Provision:
Current period	(32,384)	(2,939)	(24,735)	(26,169)	(45,990)	(2,217)	(43,712)	(178,146)
Prior periods	—	—	—	(684)	723	—	7,443	7,482
Total	(32,384)	(2,939)	(24,735)	(26,853)	(45,267)	(2,217)	(36,269)**	(170,664)

Actual:
Current period	28,836	2,629	—	21,508	19,588	545	25,889	98,995
Prior periods	1,917	2,728	18,490	5,378	32,731	—	(877)	60,367
Total	30,753	5,357	18,490	26,886	52,319	545	25,012 **	159,362
Balance at December 31, 2006	$(3,548)	$(310)	$(28,843)	$(4,662)	$(26,402)	$(1,672)	$(17,823)	$(83,260)

Provision:
Current period	(7,828)	(5,207)	(7,857)	(4,455)	(8,732)	(364)	(18,170)	(52,613)
Prior periods	5	—	—	172	57	449	(240)	443
Total	(7,823)	(5,207)	(7,857)	(4,283)	(8,675)	85	(18,410)	(52,170)

Actual:
Current period	4,580	—	—	1,730	—	—	5,702	12,012
Prior periods	3,543	310	3,120	4,489	13,970	770	9,694	35,896
Total	8,123	310	3,120	6,219	13,970	770	15,396	47,908
Balance at March 31, 2007	$(3,248)	$(5,207)	$(33,580)	$(2,726)	$(21,107)	$(817)	$(20,837)	$(87,522)

*                    Given our return goods policy, we assume that all returns in a current year relate to prior period sales.

**             Includes $13.3 million related to the DoD Tricare program of which $5.5 million related to the current period and $7.8 million related to prior periods.

Inventories— The following is in addition to, and should be read in conjunction with, the inventories critical accounting policy included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006.

We expense pre-launch inventory unless we believe it is probable that the inventory will be saleable.  We have capitalized inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value.  With respect to capitalization of unapproved product candidates, we seek to produce inventory in preparation for the launch of the product and in amounts sufficient to support forecasted initial market demand. Typically, capitalization of such inventory does not begin until the product candidate is considered to have a high probability of regulatory approval. This may occur when either the product candidate is in Phase 3 clinical trials or when it is a new formulation or dosage strength of a presently approved product for which we believe there is a high probability of receiving FDA approval.  If we are aware of any specific risks or contingencies that are likely to impact the expected regulatory approval process or if there are any specific issues identified during the research process relating to safety, efficacy, manufacturing, marketing or labeling of the product candidate, we would not capitalize the related inventory.

When manufacturing and capitalizing inventory costs of product candidates and at each subsequent balance sheet date, we consider both the expiration dates of the inventory and anticipated future sales once approved.  Since expiration dates are impacted by the stage of completion, we seek to avoid product expiration issues by managing the levels of inventory at each stage to optimize the shelf life of the inventory relative to anticipated market demand following launch.

Once we have determined to capitalize inventory for a product candidate that is not yet approved, we will monitor, on a quarterly basis, the status of such candidate within the regulatory approval process.  We could be required to expense previously capitalized costs related to pre-approval or pre-launch inventory upon a change in our judgment of future commercial use and net realizable value, due to a denial or delay of approval by regulatory bodies, a delay in the timeline for commercialization or other potential factors.

On a quarterly basis, we evaluate all inventory, including inventory capitalized for which regulatory approval has not yet been obtained, to determine if any lower of cost or market adjustment is required.  As it relates to pre-launch inventory, we consider several factors including expected timing of FDA approval, projected sales volume and estimated selling price.  Projected sales volume is based on several factors including market research, sales of similar products and competition in the market.  Estimated sales price is based on the price of existing products sold for the same indications and expected market demand.

Income Taxes— The following is in addition to, and should be read in conjunction with, the income taxes critical accounting policy included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006.

In July 2006, the FASB issued FIN 48 which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006.  We adopted the provisions of FIN 48 on January 1, 2007. See Note 11 herein.

The recognition and measurement of certain tax benefits includes estimates and judgments by management and inherently includes subjectivity.  Changes in estimates may create volatility in our effective tax rate in future periods due to settlements with various tax authorities (either favorable or unfavorable), the expiration of the statute of limitations on some tax positions and obtaining new information about particular tax positions that may cause management to change its estimates.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign currency exchange risk related to our operations in European subsidiaries that have transactions, assets, and liabilities denominated in foreign currencies that are translated into U.S. dollars for consolidated financial reporting purposes. Historically, we have not hedged any of these foreign currency exchange risks. For the three months ended March 31, 2007, an average 10% weakening of the U.S. dollar relative to the currencies in which our European subsidiaries operate would have resulted in an increase of $8.2 million in reported total revenues and a corresponding increase in reported expenses. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not assume any changes in the level of operations of our European subsidiaries.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)  Change in Internal Control over Financial Reporting

During the first quarter of 2007, we implemented our SAP® worldwide financial reporting system in the Zeneus entities we acquired in December 2005. Our management believes that the implementation of this system within the Zeneus businesses will improve and enhance our internal control over financial reporting. There have been no other changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required by this Item is incorporated by reference to Note 7 of the Consolidated Financial Statements included in Part I, Item 1 of this Report.

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

For the three months ended March 31, 2007, approximately 24% and 47% of our total consolidated net sales were derived from sales of ACTIQ (including our generic OTFC product) and PROVIGIL, respectively. In September 2006, Barr entered the market with generic OTFC.  Since that time, we have experienced meaningful erosion of branded ACTIQ sales in the United States and we expect this erosion will continue during the remainder of 2007. In addition, sales of our own generic OTFC product could be significantly impacted by the entrance into the market of additional generic OTFC products, which could occur at any time.  To counter the impact from existing and potential generic competition, we will need FENTORA, our next-generation pain product launched in October 2006, to achieve projected levels of growth.  With respect to PROVIGIL, we cannot be certain that it will continue to be accepted in its market. Specifically, the following factors, among others, could affect the level of market acceptance of these products:

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

•                  the price of the products relative to other competing drugs or treatments, including the impact of the availability of generic OTFC products on market acceptance of FENTORA;

•                  any changes in government and other third-party payer reimbursement policies and practices; and

•                  regulatory developments affecting the manufacture, marketing or use of these products, including, for example, changes to the PROVIGIL label resulting from the finalization of the NUVIGIL label.

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

As of the filing date of this Quarterly Report on Form 10-Q, we are aware of seven ANDAs on file with the FDA for pharmaceutical products containing modafinil. Each of these ANDAs contains a Paragraph IV certification in which the ANDA applicant certified that the U.S. particle-size modafinil patent covering PROVIGIL either is invalid or will not be infringed by the ANDA product. In March 2003, we filed a patent infringement lawsuit against four companies — Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals, Inc., Ranbaxy Laboratories Limited and Barr Laboratories, Inc. — based upon the ANDAs filed by each of these companies with the FDA seeking approval to market a generic form of modafinil. We believe that these four companies were the first to file ANDAs with Paragraph IV certifications and thus are eligible for the 180-day exclusivity provided by the provisions of the Federal Food, Drug and Cosmetic Act.

In late 2005 and early 2006, we entered into settlement agreements with each of these four defendants. As part of these separate settlements, we agreed to grant to each of Teva, Mylan, Ranbaxy and Barr a non-exclusive royalty-bearing right to market and sell a generic version of PROVIGIL in the United States. These licenses will become effective in April 2012. An earlier entry may occur based upon the entry of a generic version of PROVIGIL. Each of these settlements has been filed with both the FTC and the Antitrust Division of the DOJ as required by the Medicare Modernization Act. The FTC is conducting an investigation of each of the PROVIGIL settlements and has issued a subpoena and requested documents and other information from us.  We are cooperating fully with the FTC and its ongoing investigation, and expect to continue to cooperate.  The FTC could determine to challenge in an administrative or judicial proceeding any or all of the settlements if they believe that the agreements violate the antitrust laws, although we believe that such a challenge would take years to resolve.

We also are aware of numerous private antitrust complaints filed in the U.S. District Court for the Eastern District of Pennsylvania, each naming Cephalon, Barr, Mylan, Teva and Ranbaxy as co-defendants and claiming, among other things, that the patent litigation settlements concerning PROVIGIL violate the antitrust laws of the United States and, in some cases, certain state laws. These actions have been consolidated into one complaint on behalf of a class of direct purchasers of PROVIGIL and a separate complaint on behalf of a class of consumers and other indirect purchasers of PROVIGIL. The plaintiffs in both cases are seeking monetary damages and/or equitable relief. We moved to dismiss both class action complaints in November 2006.

Separately, in June 2006, Apotex, Inc., a subsequent ANDA filer seeking FDA approval of a generic form of modafinil, filed suit against us also in the U.S. District Court for the Eastern District of Pennsylvania alleging similar violations of antitrust laws and state law. Apotex asserts that the PROVIGIL settlement agreements improperly prevent it from obtaining FDA approval of its ANDA, and seeks monetary and equitable remedies.  Apotex also seeks a declaratory judgment that our U.S. Patent No. RE37,516 (the “‘516 Patent”) covering PROVIGIL is invalid, unenforceable and/or not infringed by its proposed generic. We filed a motion to dismiss the Apotex case in late September 2006.  We believe that both the class action complaints and the Apotex complaint are without merit. While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

In early 2005, we also filed a patent infringement lawsuit against Carlsbad Technology, Inc. based upon the Paragraph IV ANDA filed related to modafinil that Carlsbad filed with the FDA.  In August 2006, we entered into a settlement agreement with Carlsbad and its development partner, Watson Pharmaceuticals, Inc., which we understand has the right to commercialize the Carlsbad modafinil product if approved by FDA. As part of this settlement, we agreed to grant to Watson a non-exclusive royalty-bearing right to market and sell a generic version of PROVIGIL in the United States. This license will become effective on or after April 6, 2012, subject to applicable regulatory considerations. An earlier entry may occur based upon the entry of another generic version of PROVIGIL. This agreement has been filed with both the FTC and DOJ, as required by the Medicare Modernization Act.  As noted above, the FTC is conducting an investigation of the PROVIGIL settlements, including the settlement agreement with Carlsbad and Watson.

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

Under two separate agreements with Barr, we licensed to Barr our U.S. rights to any intellectual property related to ACTIQ. The rights we granted to Barr became effective on September 5, 2006 and Barr entered the market with generic OTFC on September 27, 2006.  As a result, ACTIQ sales have been meaningfully eroded and we expect this erosion will continue during the remainder of 2007.  Moreover, sales of our own generic OTFC could be significantly impacted by the entrance into the market of additional generic OTFC products, which could occur at any time.

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

In September 2004, we announced that we had received subpoenas from the U.S. Attorney’s Office in Philadelphia. That same month, we received a voluntary request for information from the Office of the Connecticut Attorney General. Both the subpoenas and the voluntary request for information appear to be focused on our sales and promotional practices with respect to ACTIQ, GABITRIL and PROVIGIL, including the extent of off-label prescribing of our products by physicians. In March 2007, we received a letter requesting information related to ACTIQ and FENTORA from Congressman Henry A. Waxman in his capacity as Chairman of the House Committee on Oversight and Government Reform.  The letter cites two articles concerning ACTIQ published in The Wall Street Journal in November 2006 and requests information concerning our sales and marketing practices for ACTIQ and FENTORA, among other things.  We are cooperating with the U.S. Attorney’s Office, the Office of the Connecticut Attorney General and the House Committee on Oversight and Government Reform, are providing documents and other information to these groups in response to these and additional requests, and are engaged in ongoing discussion with these parties. These matters may involve the bringing of criminal charges and fines, and/or civil penalties. We cannot predict or determine the outcome of these matters or reasonably estimate the amount or range of amounts of any fines or penalties that might result from a settlement or an adverse outcome. However, a settlement or an adverse outcome could have a material adverse effect on our financial position, liquidity and results of operations.

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

With respect to VIVITROL, Alkermes is obligated to provide to us finished commercial supplies of the product under the terms of a supply agreement. We cannot be sure that they will be able to continue to successfully manufacture VIVITROL in a timely or economical manner. If they are not, the commercial prospects for VIVITROL could be impacted. In addition, Alkermes is responsible for the entire supply chain for VIVITROL, including the sourcing of raw materials and active pharmaceutical agents from third parties. Any issues with its supply sources could impair its ability to supply VIVITROL under the supply agreement and have a material adverse effect on the commercial prospects for VIVITROL.

As our products are used commercially, unintended side effects, adverse reactions or incidents of misuse may occur that could result in additional regulatory controls, changes to product labeling, adverse publicity and reduced sales of our products.

During research and development, the use of pharmaceutical products, such as ours, is limited principally to clinical trial patients under controlled conditions and under the care of expert physicians. The widespread commercial use of our products could identify undesirable or unintended side effects that have not been evident in our clinical trials or the commercial use as of the filing date of this report. For example, in February 2005, working with the FDA, we updated our prescribing information for GABITRIL to include a bolded warning describing the risk of new onset seizures in non-induced patients without epilepsy. In addition, in patients who take multiple medications, drug interactions could occur that can be difficult to predict. Additionally, incidents of product misuse, product diversion or theft may occur, particularly with respect to products such as FENTORA, ACTIQ, generic OTFC and PROVIGIL, which contain controlled substances. More recently, we received an approvable letter, together with draft labeling, from the FDA with respect to our NUVIGIL NDA.  The draft labeling, which is subject to final approval by the FDA, includes a proposed bolded warning section that characterizes the potential occurrence of skin rash and hypersensitivity in patients taking modafinil and armodafinil.  The FDA has indicated that it will request similar language in the label for PROVIGIL.

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

Nearly all of our indebtedness outstanding contain restricted conversion prices that are either below or close to our stock price as of March 31, 2007. As a result, certain of our convertible notes have been classified as current liabilities on our consolidated balance sheet at March 31, 2007. Under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. As of the filing date of this report, we do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time. If we do not have sufficient funds available to repay the principal balance of notes presented for conversion, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

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

As part of our efforts to acquire businesses or to enter into other significant transactions, we conduct business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction. Despite our efforts, we ultimately may be unsuccessful in ascertaining or evaluating all such risks and, as a result, we might not realize the intended advantages of the acquisition. If we fail to realize the expected benefits from acquisitions we may consummate in the future, whether as a result of unidentified risks, integration difficulties, regulatory setbacks or other events, our business, results of operations and financial condition could be adversely affected. For example, in connection with our acquisitions of Zeneus, Salmedix and TRISENOX and the license and collaboration agreement with Alkermes in 2005, we estimated the values of these transactions by making certain assumptions about, among other things, likelihood of regulatory approval for unapproved products and the market potential for each of the marketed products and the product candidates. Ultimately, our assumptions may prove to be incorrect, which could cause us to fail to realize the anticipated benefits of these transactions.

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

The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future. For example, from January 1, 2006 through May 1, 2007 our common stock traded at a high price of $82.92 and a low price of $51.58. Negative announcements, including, among others:

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

Historically, a portion of our revenues and expenses has been earned and incurred, respectively, in currencies other than the U.S. dollar. For the three months ended March 31, 2007, approximately 19% of our revenues were denominated in currencies other than the U.S. dollar. We translate revenues earned and expenses incurred into U.S. dollars at the average exchange rate applicable during the relevant period. A weakening of the U.S. dollar would, therefore, increase both our revenues and expenses. Fluctuations in the rate of exchange between the U.S. dollar and the euro and other currencies may affect period-to-period comparisons of our operating results. Historically, we have not hedged our exposure to these fluctuations in exchange rates.

Our customer base is highly concentrated.

Our principal customers are wholesale drug distributors. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. Three large wholesale distributors, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, control a significant share of this network. These three wholesaler customers, in the aggregate, accounted for 66% of our total consolidated gross sales for the three months ended March 31, 2007. Fluctuations in the buying patterns of these customers, which may result from seasonality, wholesaler buying decisions or other factors outside of our control, could significantly affect the level of our net sales on a period to period basis. Because of this, the amounts purchased by these customers during any quarterly or annual period may not correlate to the level of underlying demand evidenced by the number of prescriptions written for such products, as reported by IMS Health Incorporated. Furthermore, the loss or bankruptcy of any of these customers could materially and adversely affect our results of operations and financial condition.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares of Common Stock Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Stock that May Yet Be Purchased Under the Plans or Programs
January 1—31, 2007	—	$—	—	$—
February 1—28, 2007	1,697	75.13	—	—
March 1—31, 2007	—	—	—	—
Total	1,697	$75.13	—	$—

(1)             Consists entirely of shares repurchased from employees. Such repurchases are not part of a publicly announced plan or program.

(2)             Price paid per share is a weighted average based on the closing price of our common stock on the various vesting dates.

ITEM 5.  OTHER INFORMATION

Computation of Ratios of Earnings to Fixed Charges

	Year Ended					Three months ended
	December 31,					March 31,
	2002	2003	2004	2005	2006	2007
Determination of earnings:
Pre-tax income (loss) from continuing operations	$62,433	$130,314	$(28,184)	$(245,118)	$238,254	$118,813
Add:
Amortization of interest capitalized in current or prior periods	—	—	—	—	52	23
Fixed charges	39,648	31,191	25,623	30,985	28,171	6,576
Total earnings	$102,081	$161,505	$(2,561)	$(214,133)	$266,477	$125,412

Fixed charges:
Interest expense and amortization of debt discount and premium on all indebtedness	38,215	28,905	22,186	25,235	18,922	4,595
Appropriate portion of rentals	1,433	2,286	3,437	5,750	9,249	1,981
Fixed charges	39,648	31,191	25,623	30,985	28,171	6,576

Capitalized interest	—	—	—	1,044	1,766	—

Total fixed charges	$39,648	$31,191	$25,623	$32,029	$29,937	$6,576

Ratio of earnings to fixed charges(1)	2.57	5.18	—	—	8.90	19.07

Deficiency of earnings to fixed charges	—	—	28,184	246,162	—	—

(1)             For the years ended December 31, 2004 and 2005, no ratios are provided because earnings were insufficient to cover fixed charges.

ITEM 6.  EXHIBITS

Exhibit No.	Description
4.1

Agreement of Appointment and Joinder and Amendment No. 1 to the Second Amended and Restated Rights Agreement, dated as of February 9, 2007, by and between Cephalon, Inc. and American Stock Transfer & Trust Company, as Rights Agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2007.

10.1+	Cephalon, Inc. 2007 Management Incentive Compensation Plan, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 13, 2007.
10.2*+	Amendment 2007-1 to the Cephalon, Inc. 2004 Equity Compensation Plan, effective as of February 8, 2007.
10.3*+	Amendment 2007-1 to the Cephalon, Inc. 2000 Equity Compensation Plan for Employees and Key Advisors, effective as of February 8, 2007.
31.1*	Certification of Frank Baldino, Jr., Ph.D., Chairman and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of J. Kevin Buchi, Executive Vice President and Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Frank Baldino, Jr., Ph.D., Chairman and Chief Executive Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of J. Kevin Buchi, Executive Vice President and Chief Financial Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith.

+                    Compensation plans and arrangements for executive officers and others.

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

CEPHALON, INC.
(Registrant)

May 9, 2007	By	/s/ Frank Baldino, Jr.
Frank Baldino, Jr., Ph.D.
Chairman and Chief Executive Officer
(Principal executive officer)

	By	/s/ J. Kevin Buchi
J. Kevin Buchi
Executive Vice President and Chief Financial Officer
(Principal financial and accounting officer)