Form 10-Q
period 2007-06-30
CEPHALON INC
filed 2007-08-07
CIK 873364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-19119

Cephalon, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-2484489
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

41 Moores Road
P.O. Box 4011
Frazer, Pennsylvania	19355
(Address of Principal Executive Offices)	(Zip Code)

(610) 344-0200

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2007
Common Stock, par value $.01	66,862,972 Shares

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

•                  any potential approval of our product candidates;

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

•                  the ongoing investigations by and discussions with the U.S. Attorney’s Office and the Office of the Connecticut Attorney General and the ultimate resolution or settlement of these matters;

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

•                  regulatory, legal or other setbacks with respect to the ongoing investigations by the U.S. Attorney’s Office and the Office of the Connecticut Attorney General, our settlements of the PROVIGIL and ACTIQ patent litigations and the ongoing litigation related to such settlements;

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

PART I – FINANCIAL INFORMATION

   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$703,998	$496,512
Investments	7,166	25,212
Receivables, net	305,313	270,045
Inventory, net	201,903	174,300
Deferred tax assets, net	198,156	184,518
Other current assets	52,510	47,278
Total current assets	1,469,046	1,197,865

PROPERTY AND EQUIPMENT, net	472,642	453,010
GOODWILL	470,491	467,167
INTANGIBLE ASSETS, net	757,376	793,037
DEFERRED TAX ASSETS, net	113,050	118,192
OTHER ASSETS	14,936	16,226
	$3,297,541	$3,045,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,237,197	$1,023,312
Accounts payable	90,699	90,586
Accrued expenses	294,207	263,478
Total current liabilities	1,622,103	1,377,376

LONG-TERM DEBT	10,195	224,992
DEFERRED TAX LIABILITIES, net	69,032	72,491
OTHER LIABILITIES	104,916	61,178
Total liabilities	1,806,246	1,736,037

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, 2,500,000 shares issued, and none outstanding	—	—
Common stock, $.01 par value, 400,000,000 and 200,000,000 shares authorized, 69,114,237 and 67,853,389 shares issued, and 66,855,378 and 65,596,227 shares outstanding	691	678
Additional paid-in capital	1,880,051	1,780,749
Treasury stock, at cost, 2,258,859 and 2,257,162 shares outstanding	(151,196)	(151,068)
Accumulated deficit	(361,547)	(425,256)
Accumulated other comprehensive income	123,296	104,357
Total stockholders’ equity	1,491,295	1,309,460
	$3,297,541	$3,045,497

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUES:
Sales	$435,194	$430,725	$859,073	$776,312
Other revenues	12,018	9,386	25,173	20,742
	447,212	440,111	884,246	797,054

COSTS AND EXPENSES:
Cost of sales	83,166	89,514	169,712	167,453
Research and development	96,593	98,999	180,551	208,460
Selling, general and administrative	189,052	157,299	341,506	309,050
Settlement reserve	56,000	—	56,000	—
Impairment charge	—	12,417	—	12,417
	424,811	358,229	747,769	697,380

INCOME FROM OPERATIONS	22,401	81,882	136,477	99,674

OTHER INCOME (EXPENSE):
Interest income	8,041	4,648	14,617	9,690
Interest expense	(5,017)	(4,238)	(9,612)	(8,774)
Write-off of deferred debt issuance costs	—	—	—	(13,105)
Gain on sale of investment	5,791	—	5,791	—
Other income (expense), net	(1,502)	(159)	1,254	(1,011)
	7,313	251	12,050	(13,200)

INCOME BEFORE INCOME TAXES	29,714	82,133	148,527	86,474

INCOME TAX EXPENSE	34,022	31,716	77,650	32,490

NET INCOME (LOSS)	$(4,308)	$50,417	$70,877	$53,984

BASIC INCOME (LOSS) PER COMMON SHARE	$(0.06)	$0.83	$1.07	$0.90

DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.06)	$0.76	$0.90	$0.78

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	66,445	60,738	66,127	60,239

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – ASSUMING DILUTION	66,445	66,654	78,656	69,679

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

									Accumulated
					Additional				Other
	Comprehensive		Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Income (Loss)	Total	Shares	Amount	Capital	Shares	Amount	Deficit	Income
BALANCE, JANUARY 1, 2007		$1,309,460	67,853,389	$678	$1,780,749	2,257,162	$(151,068)	$(425,256)	$104,357
Net income	$70,877	70,877						70,877
Foreign currency translation gain	17,474
Prior service costs and gains on retirement-related plans, net of tax	45
Unrealized investment losses	(6)								17,513
Other comprehensive income	17,513	17,513
Comprehensive income	$88,390								1,426
Adoption of SFAS 158, net of tax		1,426
Adoption of FIN 48		(7,168)						(7,168)
Stock options exercised		66,205	1,259,043	13	66,192
Tax benefit from equity compensation		8,483			8,483
Stock-based compensation expense		24,627	1,850	—	24,627
Treasury stock acquired		(128)				1,697	(128)
Other		—	(45)	—
BALANCE, JUNE 30, 2007		$1,491,295	69,114,237	$691	$1,880,051	2,258,859	$(151,196)	$(361,547)	$123,296

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$70,877	$53,984
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	9,490	21,053
Shortfall tax benefits from stock-based compensation	(198)	—
Depreciation and amortization	63,441	62,199
Amortization of debt issuance costs	120	252
Write-off of debt issuance costs associated with convertible subordinated notes	—	13,105
Stock-based compensation expense	24,627	22,678
Gain on sale of investment	(5,791)	—
Loss on disposals of property and equipment	—	990
Impairment charge	—	12,417
Changes in operating assets and liabilities:
Receivables	(32,715)	(30,238)
Inventory	(26,009)	(15,296)
Other assets	(15,945)	(17,523)
Accounts payable and accrued expenses	14,716	(79,850)
Other liabilities	48,205	(4,831)
Net cash provided by operating activities	150,818	38,940

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(50,283)	(62,545)
Acquisition of intangible assets	—	(115,000)
Proceeds from sale of investment	12,291	—
Sales and maturities of available-for-sale investments	25,902	152,312
Purchases of available-for-sale investments	(7,862)	—
Net cash used for investing activities	(19,952)	(25,233)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of common stock options	66,205	107,962
Windfall tax benefits from stock-based compensation	8,681	21,526
Acquisition of treasury stock	(128)	(433)
Payments on and retirements of long-term debt	(1,959)	(1,593)
Net cash provided by financing activities	72,799	127,462

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3,821	11,513

NET INCREASE IN CASH AND CASH EQUIVALENTS	207,486	152,682

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	496,512	205,060

CASH AND CASH EQUIVALENTS, END OF PERIOD	$703,998	$357,742

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments including normal and recurring accruals that are considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, for the year ended December 31, 2006. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full year.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006.  We adopted the provisions of FIN 48 on January 1, 2007. See Note 11 herein.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to have a significant impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows companies to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a significant impact on our consolidated financial statements.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”).  EITF 07-3 is effective for fiscal years beginning after December 15, 2007.  EITF 07-3 requires that non-refundable advance payments for future research and development activities should be capitalized until the goods have been delivered or related services have been performed.  Adoption is on a prospective basis and could impact the timing of expense recognition for agreements entered into after December 31, 2007.  We do not expect the adoption of EITF 07-3 to have a significant impact on our consolidated financial statements.

2. STOCK-BASED COMPENSATION

Total stock-based compensation expense recognized in the consolidated statement of operations is as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Stock option expense	$8,818	$9,567	$16,177	$17,197
Restricted stock unit expense	4,110	3,255	8,450	5,481
Total stock-based compensation expense*	$12,928	$12,822	$24,627	$22,678
Total stock-based compensation expense after-tax	$8,183	$8,116	$15,589	$14,355

* For each period presented, total stock-based compensation expense was recognized equally between research and development and selling, general and administrative expenses based on the employees’ compensation allocation between these line items.

The fair value of each option grant at the grant date is calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Risk free interest rate	4.57%	5.06%	4.58%	5.00%
Expected term (years)	5.17	5.60	5.31	5.67
Expected volatility	32.4%	51.3%	33.1%	51.6%
Expected dividend yield	—%	—%	—%	—%

Estimated fair value per option granted	$29.80	$31.91	$30.30	$32.90

On May 17, 2007, the Cephalon, Inc. 2004 Equity Compensation Plan (the “2004 Plan”) was amended, following approval by Cephalon stockholders, to increase by 1,000,000 shares the total number of shares of Common Stock authorized for issuance under the 2004 Plan, from 11,450,000 shares to 12,450,000 shares. This amendment also provides that no more than 400,000 shares of Common Stock may be issued pursuant to restricted stock unit awards granted under the 2004 Plan after May 16, 2007.

Stock Options

The following tables summarize the aggregate option activity under the plans for the six months ended June 30:

	2007
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1,	7,694,298	$54.90
Granted	92,600	79.19
Exercised	(1,259,043)	52.62
Forfeited	(62,450)	55.88
Expired	(9,024)	62.45
Outstanding, June 30,	6,456,381	$55.71	6.4	$159,493
Vested options at end of period	4,045,418	$54.05	5.2	$106,548

	2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1,	9,955,904	$50.84
Granted	130,000	61.34
Exercised	(2,293,560)	46.96
Forfeited	(74,975)	49.01
Expired	(28,932)	48.47
Outstanding, June 30,	7,688,437	$52.16	6.6	$77,330
Vested options at end of period	4,601,451	$53.82	5.7	$45,154

As of June 30, 2007, there was $35.0 million of total unrecognized compensation cost related to outstanding options that is expected to be recognized over a weighted-average period of 1.3 years. For the six months ended June 30, 2007 and 2006, we received net proceeds of $66.2 million and $108.0 million, respectively, from the exercise of stock options.

The intrinsic value of stock options exercised during the six months ended June 30, 2007 and 2006 was $32.5 million and $64.4 million, respectively. The estimated fair value of shares that vested during the six months ended June 30, 2007 and 2006 was $4.3 million and $5.0 million, respectively.

Restricted Stock Units

The following table summarizes restricted stock units activity for the six months ended June 30:

	2007
	Shares	Weighted Average Fair Value
Nonvested, January 1,	709,900	$59.49
Granted	—	—
Vested	(1,850)	71.77
Forfeited	(10,150)	60.74
Nonvested, June 30,	697,900	$59.44
Intrinsic Value as of June 30,	$56,104

	2006
	Shares	Weighted Average Fair Value
Nonvested, January 1,	624,575	$49.52
Granted	5,000	70.50
Vested	—	—
Forfeited	(6,325)	49.87
Nonvested, June 30,	623,250	$49.69
Intrinsic Value as of June 30,	$37,457

As of June 30, 2007, there was $21.5 million of total unrecognized compensation cost related to nonvested restricted stock units that is expected to be recognized over a weighted-average period of 1.4 years.

3.  INVENTORY, NET

Inventory, net consisted of the following:

	June 30, 2007
	Commercial	Pre-approval	Total
Raw materials	$140,275	$—	$140,275
Work-in-process	21,147	—	21,147
Finished goods	40,481	—	40,481
	$201,903	$—	$201,903

	December 31, 2006
	Commercial	Pre- approval	Total
Raw materials	$23,761	$89,061	$112,822
Work-in-process	15,915	—	15,915
Finished goods	45,563	—	45,563
	$85,239	$89,061	$174,300

We have capitalized inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value.  In June 2007, we secured final U.S. Food and Drug Administration (the “FDA”) approval of NUVIGIL® (armodafinil) [C-IV] for the treatment of excessive sleepiness associated with narcolepsy, obstructive sleep apnea/hypopnea syndrome (“OSA/HS”) and shift work sleep disorder (“SWSD”).  As such, NUVIGIL inventory is included in raw materials and considered commercial at June 30, 2007 notwithstanding our present intent to launch NUVIGIL commercially around 2010.  At December 31, 2006, we had $89.1 million of capitalized inventory costs related to NUVIGIL, net of reserves of $8.9 million as we do not expect that certain batches in inventory will be sold prior to their expiration date.

4.  GOODWILL

Goodwill consisted of the following:

	United States	Europe	Total
December 31, 2006	$267,904	$199,263	$467,167
Release of pre-acquisition tax valuation allowance	(1,019)	—	(1,019)
Foreign currency translation adjustment	—	4,343	4,343
June 30, 2007	$266,885	$203,606	$470,491

We perform our annual test of impairment of goodwill as of July 1.  We currently are conducting our annual test of impairment of goodwill as of July 1, 2007 and do not expect to record an impairment charge based on our preliminary results of this annual test of impairment.

5.  INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

		June 30, 2007			December 31, 2006
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Modafinil developed technology	15 years	$99,000	$36,300	$62,700	$99,000	$33,000	$66,000
DURASOLV technology	14 years	70,000	14,000	56,000	70,000	11,565	58,435
ACTIQ marketing rights	10 years	75,465	42,836	32,629	75,465	39,010	36,455
GABITRIL product rights	9-15 years	106,761	50,738	56,023	106,232	46,826	59,406
TRISENOX product rights	8-13 years	113,894	18,214	95,680	113,752	13,634	100,118
VIVITROL product rights	15 years	110,000	9,167	100,833	110,000	5,500	104,500
MYOCET trademark	20 years	196,246	14,718	181,528	192,367	9,618	182,749
Other product rights	5-20 years	262,871	90,888	171,983	259,054	73,680	185,374
		$1,034,237	$276,861	$757,376	$1,025,870	$232,833	$793,037

Intangible assets are amortized over their estimated useful economic life using the straight line method. Amortization expense was $21.0 million and $20.9 million for the three months ended June 30, 2007 and 2006, respectively, and $42.0 million and $40.0 million for the six months ended June 30, 2007 and 2006, respectively.

6.  LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30, 2007	December 31, 2006
2.0% convertible senior subordinated notes due June 1, 2015	$820,000	$820,000
Zero Coupon convertible subordinated notes first putable June 2008 (Old)	263	263
Zero Coupon convertible subordinated notes first putable June 2010 (Old)	94	94
Zero Coupon convertible subordinated notes first putable June 2008 (New)	213,492	213,417
Zero Coupon convertible subordinated notes first putable June 2010 (New)	199,761	199,716
Mortgage and building improvement loans	7,895	8,291
Capital lease obligations	3,464	3,787
Other	2,423	2,736
Total debt	1,247,392	1,248,304
Less current portion	(1,237,197)	(1,023,312)
Total long-term debt	$10,195	$224,992

Our convertible notes will be classified as current liabilities and presented in current portion of long-term debt on our consolidated balance sheet if our stock price is above the restricted conversion prices of $56.04, $71.40 or $67.80 with respect to the 2.0% Notes, the 2008 Zero Coupon Notes (Old and New) or the 2010 Zero Coupon Notes (Old and New), respectively at the balance sheet date. At December 31, 2006, our stock price was $70.41, and, therefore, our 2.0% Notes and Zero Coupon Notes first putable June 15, 2010 are considered to be current liabilities and are presented in current portion of long-term debt on our consolidated balance sheet. At June 30, 2007, our stock price was $80.39, and, therefore, all of our convertible notes are considered to be current liabilities and are presented in current portion of long-term debt on our consolidated balance sheet.  In addition, our Zero Coupon Notes first putable June 15, 2008 also are considered to be current liabilities based on maturity.

In the event that a significant conversion did occur, we believe that we have the ability to fund the payment of principal amounts due through a combination of utilizing our existing cash on hand, raising money in the capital markets or selling our note hedge instruments for cash.

7.  LEGAL PROCEEDINGS

PROVIGIL Patent Litigation and Settlements

In March 2003, we filed a patent infringement lawsuit against four companies—Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals, Inc., Ranbaxy Laboratories Limited and Barr Laboratories, Inc.—based upon the abbreviated new drug applications (“ANDA”) filed by each of these firms with the FDA seeking approval to market a generic form of modafinil. The lawsuit claimed infringement of our U.S. Patent No. RE37,516 (the “‘516 Patent”) which covers the pharmaceutical compositions and methods of treatment with the form of modafinil contained in PROVIGIL® (modafinil) [C-IV] and which expires on April 6, 2015. We believe that these four companies were the first to file ANDAs with Paragraph IV certifications and thus are eligible for the 180-day exclusivity provided by the provisions of the Federal Food, Drug and Cosmetic Act.  In early 2005, we also filed a patent infringement lawsuit against Carlsbad Technology, Inc. based upon the Paragraph IV ANDA filed related to modafinil that Carlsbad filed with the FDA.

In late 2005 and early 2006, we entered into settlement agreements with each of Teva, Mylan, Ranbaxy and Barr; in August 2006, we entered into a settlement agreement with Carlsbad and its development partner, Watson Pharmaceuticals, Inc., which we understand has the right to commercialize the Carlsbad product if approved by FDA. As part of these separate settlements, we agreed to grant to each of these parties a non-exclusive royalty-bearing right to market and sell a generic version of PROVIGIL in the United States. These licenses will become effective in April 2012, subject to applicable regulatory considerations. An earlier entry may occur based upon the entry of a generic version of PROVIGIL.

We also received licenses to certain modafinil-related intellectual property developed by each party and in exchange for these licenses, we agreed to make payments to Barr, Ranbaxy and Teva collectively totaling up to $136.0 million, consisting of upfront payments, milestones and royalties on net sales of our modafinil products. In order to maintain an adequate supply of the active drug substance modafinil, we entered into agreements with three modafinil suppliers whereby we will purchase an annual minimum amount of modafinil over a six year period that began in 2006, with the aggregate payments over this period totaling approximately $82.6 million.

Each of the settlements has been filed with both the United States Federal Trade Commission (the “FTC”) and the Antitrust Division of the Department of Justice (the “DOJ”) as required by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”). The FTC is conducting an investigation of each of the PROVIGIL settlements and has issued a subpoena and requested documents and other information from us.  We are cooperating fully with the FTC and its ongoing investigation, and expect to continue to cooperate.  The FTC could determine to challenge in an administrative or judicial proceeding any or all of the settlements if it believes that the agreements violate the antitrust laws, although we believe that such a challenge would take years to resolve.

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

ACTIQ Patent Litigation and Settlement

In early 2006, we settled with Barr our pending patent infringement dispute in the United States related to Barr’s ANDA filed with the FDA seeking to sell generic OTFC. Under the settlement, we granted to Barr an exclusive royalty bearing right to market and sell generic OTFC in the United States.  The settlement with Barr related to ACTIQ® (oral transmucosal fentanyl citrate) [C-II] has been filed with both the FTC and the DOJ as required by the Medicare Modernization Act. The FTC has requested from us, and we have provided, certain information in connection with its review of this settlement. The FTC, the DOJ, or a private party could challenge in an administrative or judicial proceeding the settlement with Barr if they believe that the agreement violates the antitrust laws.

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

Because of the broad scope and complexity of these laws and regulations, the high degree of prosecutorial resources and attention being devoted to the sales practices of pharmaceutical companies by law enforcement authorities, and the risk of potential exclusion from federal government reimbursement programs, numerous companies have determined that it is highly advisable that they enter into settlement agreements in these matters, particularly those brought by federal authorities.  Companies that have chosen to settle these alleged violations have typically paid multi-million dollar fines to the government and agreed to abide by corporate integrity agreements.

In September 2004, we announced that we had received subpoenas from the U.S. Attorney’s Office in Philadelphia. That same month, we received a voluntary request for information from the Office of the Connecticut Attorney General. Both the subpoenas and the voluntary request for information appear to be focused on our sales and promotional practices with respect to ACTIQ, GABITRIL® (tiagabine hydrochloride) and PROVIGIL, including the extent of off-label prescribing of our products by physicians. In March 2007, we received a letter requesting information related to ACTIQ and FENTORA® (fentanyl buccal tablet) [C-II] from Congressman Henry A. Waxman in his capacity as Chairman of the House Committee on Oversight and Government Reform.  The letter cites two articles concerning ACTIQ published in The Wall Street Journal in November 2006 and requests information concerning our sales and marketing practices for ACTIQ and FENTORA, among other things.  We are cooperating with the U.S. Attorney’s Office, the Office of the Connecticut Attorney General and the House Committee on Oversight and Government Reform, are providing documents and other information to these groups in response to these and additional requests and are engaged in ongoing discussions with these parties. These matters may involve civil penalties and/or the bringing of criminal charges and fines, as well as the execution of a corporate integrity agreement.

Under Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”) and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss,” a company is required to estimate and recognize a minimum liability when a loss is probable but no single more probable outcome or range of outcomes can be identified.  In our second quarter 2007 financial statements, we established a reserve of $56.0 million related to our estimate of the minimum liability stemming from the resolution of the investigations by the U.S. Attorney’s Office and the Office of the Connecticut Attorney General and any related claims by other states, as required by SFAS 5.  These Offices have not agreed that $56.0 million is sufficient to settle these matters.  At this time, in light of our ongoing discussions with these Offices and our judgment regarding possible outcomes, each of which may change from time to time, we are unable to identify a single more probable outcome or range of outcomes.  Ultimately, it is reasonably likely that the amount of any settlement and/or fines stemming from the resolution of these matters will materially exceed the minimum liability amount we have accrued to date.  The payment of any settlement amount and/or fines could have a material adverse effect on our financial position, liquidity and results of operations.

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

8. COMPREHENSIVE INCOME

The components of total comprehensive income are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income (loss)	$(4,308)	$50,417	$70,877	$53,984
Foreign currency translation gains	11,632	32,557	17,474	34,426
Prior service costs and gains on retirement-related plans, net of tax	26	—	45	—
Unrealized investment gains (losses)	(14)	636	(6)	1,030
Other comprehensive income	11,644	33,193	17,513	35,456
Comprehensive income	$7,336	$83,610	$88,390	$89,440

9.  EARNINGS PER SHARE (“EPS”)

Basic income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted income per common share is computed based on the weighted average number of common shares outstanding and, if there is net income during the period, the dilutive impact of common stock equivalents outstanding during the period.  Common stock equivalents are measured under the treasury stock method or “if converted” method, as follows:

Treasury Stock Method:

Employee stock options

Restricted stock units

Zero Coupon Convertible Notes issued in December 2004 (the “New Zero Coupon Notes”)

2.0% Notes

Warrants

“If-Converted” Method:

2.5% Notes (outstanding through December 2006)

Zero Coupon Convertible Notes issued in June 2003 (the “Old Zero Coupon Notes”)

The 2.0% Notes and New Zero Coupon Notes each are considered to be instrument C securities as defined by EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” (“EITF 90-19”); therefore, these notes are included in the dilutive earnings per share calculation using the treasury stock method. Under the treasury stock method, we must calculate the number of shares issuable under the terms of these notes based on the average market price of the stock during the period (assuming the average market price is above the applicable conversion prices of the 2.0% and New Zero Coupon Notes), and include that number in the total diluted shares figure for the period.

We have entered into convertible note hedge and warrant agreements that, in combination, have the economic effect of reducing the dilutive impact of the 2.0% Notes and the New Zero Coupon Notes. SFAS No. 128, “Earnings Per Share” (“SFAS 128”), however, requires us to analyze separately the impact of the convertible note hedge and warrant agreements on diluted EPS. As a result, the purchases of the convertible note hedges are excluded because their impact will always be anti-dilutive. SFAS 128 further requires that the impact of the sale of the warrants be computed using the treasury stock method. For example, using the treasury stock method, if the average price of our stock during the period ended December 31, 2006 had been $75.00, $85.00 or $95.00, the shares from the warrants to be included in diluted EPS would have been 2.1 million, 5.0 million and 7.3 million shares, respectively. The total number of shares that could potentially be included under the warrants is 26.8 million.

The number of shares included in the diluted EPS calculation for the convertible subordinated notes and warrants is as follows:

	Three months ended June 30,			Six months ended June 30,
	2007*	2006		2007	2006
Average market price per share of Cephalon stock	$79.32	$59.73		$75.33	$66.32

Shares included in diluted EPS calculation:
2.0% Notes	—	4,298		6,674	5,828
New Zero Coupon Notes	—	383		1,635	1,631
Warrants related to 2.0% Notes	—	—	†	1,938	—	†
Warrants related to New Zero Coupon Notes	—	—	†	307	—	†
Total (Treasury Stock Method)	—	4,681		10,554	7,459
Other (“If-Converted” Method)	—	130		6	130
Total	—	4,811		10,560	7,589

* Since there was a net loss for the three months ended June 30, 2007, there is no impact from these notes or warrants on the number of diluted shares included in the diluted EPS calculation.

† No shares are included because the average market price per share of our common stock did not exceed the warrant strike prices of the 2.0% and New Zero Coupon Notes.

The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted income (loss) per common share:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Basic income (loss) per common share computation:
Numerator:
Net income (loss) used for basic income (loss) per common share	$(4,308)	$50,417	$70,877	$53,984
Denominator:
Weighted average shares used for basic income (loss) per common share	66,445	60,738	66,127	60,239

Basic income (loss) per common share	$(0.06)	$0.83	$1.07	$0.90

Diluted income (loss) per common share
computation:
Numerator:
Net income (loss) used for basic income (loss) per common share	$(4,308)	$50,417	$70,877	$53,984
Interest on convertible notes (net of tax)	—	40	—	81
Net income (loss) used for diluted income (loss) per common share	$(4,308)	$50,457	$70,877	$54,065
Denominator:
Weighted average shares used for basic income (loss) per common share	66,445	60,738	66,127	60,239
Effect of dilutive securities:
Convertible subordinated notes and warrants	—	4,811	10,560	7,589
Employee stock options and restricted stock units	—	1,105	1,969	1,851
Weighted average shares used for diluted income (loss) per common share	66,445	66,654	78,656	69,679

Diluted income (loss) per common share	$(0.06)	$0.76	$0.90	$0.78

The following reconciliation shows the shares excluded from the calculation of diluted income (loss) per common share as the inclusion of such shares would be anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Weighted average shares excluded:
Convertible subordinated notes and warrants	35,959	32,640	24,576	32,640
Employee stock options and restricted stock units	3,181	3,092	1,042	2,309
	39,140	35,732	25,618	34,949

10.  SEGMENT INFORMATION

Revenues by segment for the three months ended June 30:

	2007			2006
	United States	Europe	Total	United States	Europe	Total
Sales:
PROVIGIL	$202,465	$11,705	$214,170	$167,928	$9,116	$177,044
GABITRIL	12,978	3,051	16,029	16,206	1,371	17,577
Central Nervous System (“CNS”) disorders	215,443	14,756	230,199	184,134	10,487	194,621

ACTIQ	53,994	10,060	64,054	165,694	6,460	172,154
Generic OTFC	30,853	—	30,853	—	—	—
FENTORA	36,341	—	36,341	—	—	—
Pain	121,188	10,060	131,248	165,694	6,460	172,154

Other	17,404	56,343	73,747	13,299	50,651	63,950
Total Sales	354,035	81,159	435,194	363,127	67,598	430,725
Other Revenues	11,419	599	12,018	7,542	1,844	9,386
Total External Revenues	365,454	81,758	447,212	370,669	69,442	440,111
Inter-Segment Revenues	6,540	24,764	31,304	5,396	23,411	28,807
Elimination of Inter-Segment Revenues	(6,540)	(24,764)	(31,304)	(5,396)	(23,411)	(28,807)
Total Revenues	$365,454	$81,758	$447,212	$370,669	$69,442	$440,111

Revenues by segment for the six months ended June 30:

	2007			2006
	United States	Europe	Total	United States	Europe	Total
Sales:
PROVIGIL	$391,192	$24,267	$415,459	$307,479	$18,138	$325,617
GABITRIL	26,862	5,387	32,249	27,562	2,787	30,349
CNS	418,054	29,654	447,708	335,041	20,925	355,966

ACTIQ	111,151	18,631	129,782	278,028	11,628	289,656
Generic OTFC	64,873	—	64,873	—	—	—
FENTORA	68,031	—	68,031	—	—	—
Pain	244,055	18,631	262,686	278,028	11,628	289,656

Other	34,576	114,103	148,679	28,369	102,321	130,690
Total Sales	696,685	162,388	859,073	641,438	134,874	776,312
Other Revenues	23,492	1,681	25,173	17,321	3,421	20,742
Total External Revenues	720,177	164,069	884,246	658,759	138,295	797,054
Inter-Segment Revenues	14,346	38,171	52,517	8,840	48,194	57,034
Elimination of Inter-Segment Revenues	(14,346)	(38,171)	(52,517)	(8,840)	(48,194)	(57,034)
Total Revenues	$720,177	$164,069	$884,246	$658,759	$138,295	$797,054

Income (loss) before income taxes by segment:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
United States	$36,617	$108,169	$153,977	$120,550
Europe	(6,903)	(26,036)	(5,450)	(34,076)
Total	$29,714	$82,133	$148,527	$86,474

Total assets by segment:

	June 30, 2007	December 31, 2006
United States	$2,282,084	$2,075,530
Europe	1,015,457	969,967
Total	$3,297,541	$3,045,497

11.  INCOME TAXES

In July 2006, the FASB issued FIN 48 which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, a company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006.

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

We recognize interest accrued related to unrecognized tax benefits as a component of interest expense in the consolidated statement of operations.  As of January 1, 2007, we had recorded a liability of $0.9 million for the payment of interest.

In our second quarter 2007 financial statements, we established a reserve of $56.0 million related to our estimate of the minimum liability stemming from the potential resolution of certain government investigations as discussed in Note 7.  We have not recognized a tax benefit for the settlement reserve due to the current uncertainties associated with its tax treatment.

The Internal Revenue Service (“IRS”) currently is examining Cephalon, Inc.’s 2004 federal income tax return and we remain open for examination by the IRS for the years 2003 through 2006.  Based on the current status of the ongoing examination by the IRS, which could include formal legal proceedings, at this time it is not possible to estimate the outcome of the examination and the impact, if any, to our uncertain tax positions.  All U.S. federal income tax returns of Anesta Corp. and CIMA LABS, which were acquired by Cephalon, are closed through 1994 and 1992, respectively.  For Salmedix, Inc., the years 2000 through 2005 are open due to limitations on the use of the net operating loss carry forwards.  In France, we are under examination for the period 2004 and 2005, while Zeneus France is under examination for 1999 to 2004.  In Germany, we are under examination for the period 2000 to 2004.  In other foreign jurisdictions, the tax years that remain open for potential examination range from 1999 to 2006.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2006 and the “Risk Factors” contained in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Our most significant product is PROVIGIL, which comprised approximately 48% of our total consolidated net sales for the six months ended June 30, 2007, of which approximately 94% was in the U.S. market.  For the six months ended June 30, 2007, consolidated net sales of PROVIGIL increased 28% over the six months ended June 30, 2006.  Under our co-promotion agreement with Takeda Pharmaceuticals North America, Inc., 500 Takeda sales representatives began promoting PROVIGIL in the second position to primary care physicians and other appropriate health care professionals in the United States beginning July 1, 2006.  Effective January 1, 2007, an additional 250 Takeda sales representatives were added, all of whom are detailing PROVIGIL in the first position.  Together with our CNS field sales and sales management teams, we now have nearly 1,200 persons focused on detailing PROVIGIL in the United States.

Our second most significant product is ACTIQ (including our generic version of ACTIQ (“generic OTFC”)), which comprised approximately 23% of our total consolidated net sales for the six months ended June 30, 2007, of which approximately 90% was in the U.S. market.  In late September 2006, Barr Laboratories, Inc. entered the U.S. market with generic OTFC pursuant to our license and supply agreement.  As a result, ACTIQ sales have been meaningfully eroded by generic OTFC products sold by Barr and by us through our sales agent, Watson Pharmaceuticals, Inc., and we expect this erosion will continue during the remainder of 2007.  In addition, under our license and supply agreement with Barr, we are obligated to sell generic OTFC to Barr for its resale in the United States. While we currently have available fentanyl quota to produce ACTIQ and generic OTFC, in the future we could face shortages of quota that could negatively impact our ability to supply product to Barr or to produce ACTIQ or our generic OTFC product.  If we are unable to provide product to Barr, it is possible that either Barr or the United States Federal Trade Commission (the “FTC”) could claim that this failure is a breach of our agreements with these parties.

In June 2007, we secured final FDA approval of NUVIGIL for the treatment of excessive sleepiness associated with narcolepsy, obstructive sleep apnea/hypopnea syndrome (“OSA/HS”) and shift work sleep disorder (“SWSD”).  NUVIGIL is a single-isomer formulation of modafinil, the active ingredient in PROVIGIL.  The final NUVIGIL labeling includes a bolded warning section that characterizes the potential occurrence of serious skin rash and hypersensitivity in patients taking modafinil and armodafinil.  The FDA has indicated that it will request similar language in the label for PROVIGIL. NUVIGIL is protected by a composition of matter patent that will expire on December 18, 2023 and covers a novel polymorphic form of armodafinil, the active pharmaceutical ingredient in NUVIGIL.

In late September 2006, we received FDA approval of our next-generation proprietary pain product, FENTORA, and launched the product in the United States in early October 2006.  FENTORA is indicated for the management of breakthrough pain in patients with cancer who are already receiving and are tolerant to opioid therapy for their underlying persistent cancer pain.  We are focusing our longer-term clinical strategy on developing FENTORA for opioid-tolerant patients with breakthrough pain associated with other conditions, including neuropathic pain and back pain.  In October 2006 and January 2007, we announced that data from Phase 3 clinical trials of FENTORA demonstrated efficacy in the management of breakthrough pain in opioid-tolerant patients with chronic low back pain and chronic neuropathic pain, respectively.  Pending positive data from an ongoing study in opioid-tolerant patients with non-cancer breakthrough pain, our goal is to submit a sNDA to the FDA in late 2007.  This sNDA would seek to expand the labeled indications for FENTORA beyond breakthrough pain in opioid-tolerant patients with cancer.

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

As a biopharmaceutical company, our future success is highly dependent on obtaining and maintaining patent protection for our products and technology. We intend to vigorously defend the validity, and prevent infringement, of our patents. The loss of patent protection on any of our existing products, whether by third-party challenge, invalidation, circumvention, license or patent expiration, could materially impact our results of operations.  In late 2005 and early 2006, we entered into settlement agreements with each of Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Laboratories Limited and Barr Laboratories, Inc. For more information concerning these settlements and the August 2006 settlement with Carlsbad Technology, Inc., see Note 7 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our activities and operations are subject to significant government regulations and oversight. In September 2004, we announced that we had received subpoenas from the U.S. Attorney’s Office in Philadelphia. That same month, we received a voluntary request for information from the Office of the Connecticut Attorney General. Both the subpoenas and the voluntary request for information appear to be focused on our sales and promotional practices with respect to ACTIQ, GABITRIL and PROVIGIL, including the extent of off-label prescribing of our products by physicians. In March 2007, we received a letter requesting information related to ACTIQ and FENTORA from Congressman Henry A. Waxman in his capacity as Chairman of the House Committee on Oversight and Government Reform.  The letter cites two articles concerning ACTIQ published in The Wall Street Journal in November 2006 and requests information concerning our sales and marketing practices for ACTIQ and FENTORA, among other things.  We are cooperating with the U.S. Attorney’s Office, the Office of the Connecticut Attorney General and the House Committee on Oversight and Government Reform, are providing documents and other information to these groups in response to these and additional requests and are engaged in ongoing discussions with these parties. These matters may involve civil penalties and/or the bringing of criminal charges and fines, as well as the execution of a corporate integrity agreement.

Under U.S. Generally Accepted Accounting Principles (“GAAP”), a company is required to estimate and recognize a minimum liability when a loss is probable but no single more probable outcome or range of outcomes can be identified.  In our second quarter 2007 financial statements, we established a reserve of $56.0 million related to our estimate of the minimum liability stemming from the resolution of the investigations by the U.S. Attorney’s Office and the Office of the Connecticut Attorney General and any related claims by other states, as required by GAAP.  These Offices have not agreed that $56.0 million is sufficient to settle these matters.  At this time, in light of our ongoing discussions with these Offices and our judgment regarding possible outcomes, each of which may change from time to time, we are unable to identify a single more probable outcome or range of outcomes.  Ultimately, it is reasonably likely that the amount of any settlement and/or fines stemming from the resolution of these matters will materially exceed the minimum liability amount we have accrued to date.  The payment of any settlement amount and/or fines could have a material adverse effect on our financial position, liquidity and results of operations.

We have significant levels of indebtedness outstanding, nearly all of which consists of convertible notes. Under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. For a more complete description of these notes, see Note 6 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 10 to our Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. We do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, there are no restrictions on our use of this cash, and the cash available to repay indebtedness may decline over time.

As of June 30, 2007, the fair value of both the 2.0% Notes and the Zero Coupon Notes is greater than the value of the shares into which such notes are convertible. We believe that the share price of our common stock would have to significantly increase over the market price as of the filing date of this report before the fair value of the convertible notes would be less than the value of the common stock shares underlying the notes.  As such, we believe it is highly unlikely that holders of the 2.0% Notes or Zero Coupon Notes will present significant amounts of such notes for conversion under the current terms. In the unlikely event that a significant conversion did occur, we believe that we have the ability to raise sufficient cash to repay the principal amounts due through a combination of utilizing our existing cash on hand, raising money in the capital markets or selling our note hedge instruments for cash. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

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

RESULTS OF OPERATIONS

(In thousands)

Three months ended June 30, 2007 compared to three months ended June 30, 2006:

	Three months ended June 30,
	2007			2006			% Increase (Decrease)
	United States	Europe	Total	United States	Europe	Total	United States	Europe	Total
Sales:
PROVIGIL	$202,465	$11,705	$214,170	$167,928	$9,116	$177,044	21%	28%	21%
GABITRIL	12,978	3,051	16,029	16,206	1,371	17,577	(20)%	123%	(9)%
CNS	215,443	14,756	230,199	184,134	10,487	194,621	17%	41%	18%

ACTIQ	53,994	10,060	64,054	165,694	6,460	172,154	(67)%	56%	(63)%
Generic OTFC	30,853	—	30,853	—	—	—	100%	—%	100%
FENTORA	36,341	—	36,341	—	—	—	100%	—%	100%
Pain	121,188	10,060	131,248	165,694	6,460	172,154	(27)%	56%	(24)%

Other	17,404	56,343	73,747	13,299	50,651	63,950	31%	11%	15%
Total Sales	354,035	81,159	435,194	363,127	67,598	430,725	(3)%	20%	1%
Other Revenues	11,419	599	12,018	7,542	1,844	9,386	51%	(68)%	28%
Total Revenues	$365,454	$81,758	$447,212	$370,669	$69,442	$440,111	(1)%	18%	2%

Sales—In the United States, we sell our proprietary products to pharmaceutical wholesalers, the largest three of which accounted for 67% and 66% of our total consolidated gross sales for the three and six months ended June 30, 2007, respectively. Decisions made by these wholesalers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) can materially affect the level of our sales in any particular period and thus may not necessarily correlate to the number of prescriptions written for our products as reported by IMS Health Incorporated.

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

As of June 30, 2007, we received information from substantially all of our U.S. wholesaler customers about the levels of inventory they held for our U.S. branded products. Based on this information, which we have not independently verified, we believe that total inventory held at these wholesalers is approximately two to three weeks supply of our U.S. branded products at our current sales levels. At June 30, 2007, we believe that inventory held at wholesalers and retailers of our generic OTFC product, launched in October 2006, is approximately three months supply.

For the three months ended June 30, 2007, sales were impacted by changes in the product sales allowances deducted from gross sales as described further below and by changes in the relative levels of the number of units of inventory held at wholesalers and retailers. For the three months ended June 30, 2007, total sales increased by 1% over the prior year. The other key factors that contributed to the increase in sales are summarized by product as follows:

•                  In CNS, sales of PROVIGIL increased 21 percent. Demand for PROVIGIL increased as evidenced by an increase in U.S. prescriptions for PROVIGIL of 12%, according to IMS Health. For the three months ended June 30, 2007, sales of PROVIGIL also were impacted by domestic price increases of approximately 5% from period to period.

•                  In Pain, sales decreased 24 percent. Sales of ACTIQ were impacted by an increase in domestic prices of approximately 50% from period to period, offset by an 83% decrease in U.S. prescriptions, according to IMS Health, resulting from the introduction of generic competition to ACTIQ in October 2006. For the three months ended June 30, 2007, we recognized $30.9 million of revenue related to sales of our own generic OTFC and shipments of our generic OTFC to Barr and $36.3 million of revenue related to sales of FENTORA. During the remainder of 2007, we expect overall sales of our Pain products to decrease compared to the same period in 2006 and the first half of 2007 based on a shift in market share from ACTIQ to generic OTFC and the potential for further generic entrants into the market, partially offset by the sales of FENTORA.

•      Other sales, which consist primarily of sales of other products and certain third party products, increased 15 percent. The increase is attributable to an increase of $5.7 million in sales of our European products, including an increase of $1.6 million in sales of oncology products in Europe.

Other Revenues—The increase of 28% from period to period is primarily due to an increase in revenues from our collaborators including royalties, milestone payments and fees.

Analysis of gross sales to net sales—The following table presents the product sales allowances deducted from gross sales to arrive at a net sales figure:

	Three months ended June 30,
	2007	2006	Change	% Change
Gross sales	$488,889	$472,169	$16,720	4%
Product sales allowances:
Prompt payment discounts	8,035	9,188	(1,153)	(13)%
Wholesaler discounts	5,143	2,192	2,951	135%
Returns	3,999	8,683	(4,684)	(54)%
Coupons	6,899	8,104	(1,205)	(15)%
Medicaid discounts	9,954	3,781	6,173	163%
Medicare Part D discounts	642	288	354	123%
Managed care and governmental contracts	19,023	9,208	9,815	107%
	53,695	41,444	12,251
Net sales	$435,194	$430,725	$4,469	1%
Product sales allowances as a percentage of gross sales	11.0%	8.8%

Prompt payment discounts decreased for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 due to the timing of discounts granted and level of discounts taken; prompt payment discounts are generally granted at 2% of sales. Wholesaler discounts increased $3.0 million period over period because price increases in the first half of 2006 produced wholesaler credits that partially offset the wholesaler discounts that would have been recorded for that same period.  Returns decreased as a result of a decrease in our historical returns experience, particularly related to our CNS products, that is used in the calculation of our returns reserve requirements.  Coupons decreased for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 as a result of the elimination and expiration of ACTIQ coupons on September 30, 2006.

In the first quarter of 2006, we recorded Medicaid discounts based on our estimates of participants transferring out of the Medicaid program to the new Part D of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“Medicare Part D”) program.  Actual experience in 2006 indicated that the number of transferring participants was much higher than our initial estimates, resulting in an adjustment to lower our Medicaid discounts recognized during the second quarter of 2006.  Medicare Part D discounts increased as a result of increased enrollment. Managed care and governmental contracts increased for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 due to additional rebates for certain managed care and governmental programs, particularly with respect to sales of our generic OTFC product. In the future, we expect product sales allowances as a percentage of gross sales to trend upward due to the impact of potential future price increases on Medicaid discounts and potential increases related to Medicaid, Medicare Part D, managed care and governmental contracts sales.

	Three months ended June 30,
	2007	2006	Change	% Change
Costs and expenses:
Cost of sales	$83,166	$89,514	$(6,348)	(7)%
Research and development	96,593	98,999	(2,406)	(2)%
Selling, general and administrative	189,052	157,299	31,753	20%
Settlement reserve	56,000	—	56,000	100%
Impairment charge	—	12,417	(12,417)	(100)%
	$424,811	$358,229	$66,582	19%

Cost of Sales—The cost of sales was 19.1% of net sales for the three months ended June 30, 2007 and 20.8% of net sales for the three months ended June 30, 2006. This decrease is primarily due to lower royalty expenses for ACTIQ resulting from the decline in the royalty rate upon the expiration of the ACTIQ patents in September 2006, the favorable mix of product margins of our corresponding product sales for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, the net effect of price increases on our three major U.S. products and an $8.6 million inventory reserve related to SPARLON recorded in the second quarter of 2006.  Amortization expense included in cost of sales was $21.0 million in 2007 as compared to $20.9 million in 2006.

Research and Development Expenses—Research and development expenses decreased $2.4 million, or 2%, for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. This decrease is primarily attributable to lower expenses associated with reduced levels of clinical activity in 2007 as compared to 2006.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $31.8 million, or 20%, for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Other general and administrative expenses increased for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 due to the cessation of the reimbursement of expenses from Alkermes related to the promotion of VIVITROL of $16.4 million. Selling and marketing costs increased for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 as a result of increased spending on Oncology products and expenses under our agreements with Watson.

Settlement Reserve—In our second quarter 2007 financial statements, we established a reserve of $56.0 million related to our estimate of the minimum liability stemming from the resolution of the investigations by the U.S. Attorney’s Office and the Office of the Connecticut Attorney General and any related claims by other states.  See Note 7 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

	Three months ended June 30,
	2007	2006	Change	% Change
Other income (expense):
Interest income	$8,041	$4,648	$3,393	73%
Interest expense	(5,017)	(4,238)	(779)	(18)%
Gain on sale of investment	5,791	—	5,791	100%
Other income (expense), net	(1,502)	(159)	(1,343)	(845)%
	$7,313	$251	$7,062	2,814%

Other Income (Expense)—Other income (expense) increased $7.1 million for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The increase was attributable to the following factors:

•      an increase in interest income for the three months ended June 30, 2007 due to higher investment returns and higher average investment balances; and

•      a $5.8 million gain on the sale of an investment in a privately-held company.

	Three months ended June 30,
	2007	2006	Change	% Change
Income tax expense	$34,022	$31,716	$2,306	7%

Income Taxes—For the three months ended June 30, 2007, we recognized $34.0 million of income tax expense on income before income taxes of $29.7 million, resulting in an overall effective tax rate of 114.5 percent, as we have not recognized a tax benefit for the $56.0 million settlement reserve recorded in the quarter due to the uncertainty associated with the tax treatment of any potential settlement.  This compared to income tax expense for the three months ended June 30, 2006 of $31.7 million on income before income taxes of $82.1 million, resulting in an effective tax rate of 38.6 percent.

Six months ended June 30, 2007 compared to six months ended June 30, 2006:

	Six months ended June 30,
	2007			2006			% Increase (Decrease)
	United States	Europe	Total	United States	Europe	Total	United States	Europe	Total
Sales:
PROVIGIL	$391,192	$24,267	$415,459	$307,479	$18,138	$325,617	27%	34%	28%
GABITRIL	26,862	5,387	32,249	27,562	2,787	30,349	(3)%	93%	6%
CNS	418,054	29,654	447,708	335,041	20,925	355,966	25%	42%	26%

ACTIQ	111,151	18,631	129,782	278,028	11,628	289,656	(60)%	60%	(55)%
Generic OTFC	64,873	—	64,873	—	—	—	100%	—%	100%
FENTORA	68,031	—	68,031	—	—	—	100%	—%	100%
Pain	244,055	18,631	262,686	278,028	11,628	289,656	(12)%	60%	(9)%

Other	34,576	114,103	148,679	28,369	102,321	130,690	22%	12%	14%
Total Sales	696,685	162,388	859,073	641,438	134,874	776,312	9%	20%	11%
Other Revenues	23,492	1,681	25,173	17,321	3,421	20,742	36%	(51)%	21%
Total Revenues	$720,177	$164,069	$884,246	$658,759	$138,295	$797,054	9%	19%	11%

Sales—For the six months ended June 30, 2007, sales were impacted by changes in the product sales allowances deducted from gross sales as described further below and by changes in the relative levels of the number of units of inventory held at wholesalers and retailers. For the six months ended June 30, 2007, total sales increased by 11% over the prior year. The other key factors that contributed to the increase in sales are summarized by product as follows:

•      In CNS, sales of PROVIGIL increased 28 percent. Demand for PROVIGIL increased as evidenced by an increase in U.S. prescriptions for PROVIGIL of 14%, according to IMS Health. For the six months ended June 30, 2007, sales of PROVIGIL also were impacted by domestic price increases of approximately 6% from period to period.

•      In Pain, sales decreased 9 percent. Sales of ACTIQ were impacted by an increase in domestic prices of approximately 72% from period to period, offset by an 81% decrease in U.S. prescriptions, according to IMS Health, resulting from the introduction of generic competition to ACTIQ in October 2006. For the six months ended June 30, 2007, we recognized $64.9 million of revenue related to sales of our own generic OTFC and shipments of our generic OTFC to Barr and $68.0 million of revenue related to sales of FENTORA. During the remainder of 2007, we expect overall sales of our Pain products to decrease compared to the same period in 2006 and the first half of 2007 based on a shift in market share from ACTIQ to generic OTFC and the potential for further generic entrants into the market, partially offset by the sales of FENTORA.

•      Other sales, which consist primarily of sales of other products and certain third party products, increased 14 percent. The increase is attributable to an increase of $11.8 million in sales of our European products, including an increase of $6.5 million in sales of oncology products in Europe.

Other Revenues—The increase of 21% from period to period is primarily due to an increase in revenues from our collaborators including royalties, milestone payments and fees.

Analysis of gross sales to net sales—The following table presents the product sales allowances deducted from gross sales to arrive at a net sales figure:

	Six months ended June 30,
	2007	2006	Change	% Change
Gross sales	$964,938	$863,986	$100,952	12%
Product sales allowances:
Prompt payment discounts	15,858	15,219	639	4%
Wholesaler discounts	10,350	2,192	8,158	372%
Returns	11,856	10,110	1,746	17%
Coupons	11,182	15,478	(4,296)	(28)%
Medicaid discounts	18,629	23,883	(5,254)	(22)%
Medicare Part D discounts	557	1,242	(685)	(55)%
Managed care and governmental contracts	37,433	19,550	17,883	91%
	105,865	87,674	18,191
Net sales	$859,073	$776,312	$82,761	11%
Product sales allowances as a percentage of gross sales	11.0%	10.1%

Prompt payment discounts increased for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 due to the increase in sales, the timing of discounts granted and level of discounts taken; prompt payment discounts are generally granted at 2% of sales. Wholesaler discounts increased $8.2 million period over period because price increases in the first half of 2006 produced wholesaler credits that partially offset the wholesaler discounts that would have been recorded for that same period.  Coupons decreased for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 as a result of the elimination and expiration of ACTIQ coupons on September 30, 2006.

Medicaid discounts decreased for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 due to the lower sales and Medicaid utilization of our Pain products, especially branded ACTIQ.  Medicare Part D discount allowances were favorably impacted in the first half of 2007 as a result of a decrease in contracts outstanding. Managed care and governmental contracts increased for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 due to additional rebates for certain managed care and governmental programs, particularly with respect to sales of our generic OTFC product. In the future, we expect product sales allowances as a percentage of gross sales to trend upward due to the impact of potential future price increases on Medicaid discounts and potential increases related to Medicaid, Medicare Part D, managed care and governmental contracts sales.

	Six months ended June 30,
	2007	2006	Change	% Change
Costs and expenses:
Cost of sales	$169,712	$167,453	$2,259	1%
Research and development	180,551	208,460	(27,909)	(13)%
Selling, general and administrative	341,506	309,050	32,456	11%
Settlement reserve	56,000	—	56,000	100%
Impairment charge	—	12,417	(12,417)	(100)%
	$747,769	$697,380	$50,389	7%

Cost of Sales—The cost of sales was 19.8% of net sales for the six months ended June 30, 2007 and 21.6% of net sales for the six months ended June 30, 2006. This decrease is primarily due to lower royalty expenses for ACTIQ resulting from the decline in the royalty rate upon the expiration of the ACTIQ patents in September 2006, the favorable mix of product margins of our corresponding product sales for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, the net effect of price increases on our three major U.S. products and an $8.6 million inventory reserve related to SPARLON recorded in the second quarter of 2006.  The decrease was partially offset by a charge of $3.5 million in the first quarter of 2007 for the termination of a materials supply agreement.  Amortization expense included in cost of sales was $42.0 million in 2007 as compared to $40.0 million in 2006.

Research and Development Expenses—Research and development expenses decreased $27.9 million, or 13%, for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. For the six months ended June 30, 2007 and 2006, we recognized $26.5 million and $45.0 million in up-front payments related to rights acquired to certain development stage products, respectively.  This decrease is also attributable to lower expenses associated with reduced levels of clinical activity in 2007 as compared to 2006.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $32.5 million, or 11%, for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.  Other general and administrative expenses increased for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 due to the cessation of the reimbursement of expenses from Alkermes related to the promotion of VIVITROL of $12.9 million, offset by $4.0 million of one-time payments made in the second quarter of 2006 in connection with PROVIGIL settlement agreements.  Selling and marketing costs increased for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 as a result of increased spending on Oncology products and expenses under our agreements with Takeda and Watson.

Settlement Reserve—In our second quarter 2007 financial statements, we established a reserve of $56.0 million related to our estimate of the minimum liability stemming from the resolution of the investigations by the U.S. Attorney’s Office and the Office of the Connecticut Attorney General and any related claims by other states.  See Note 7 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

	Six months ended June 30,
	2007	2006	Change	% Change
Other income (expense):
Interest income	$14,617	$9,690	$4,927	51%
Interest expense	(9,612)	(8,774)	(838)	(10)%
Write-off of deferred debt issuance costs	—	(13,105)	13,105	100%
Gain on sale of investment	5,791	—	5,791	100%
Other income (expense), net	1,254	(1,011)	2,265	224%
	$12,050	$(13,200)	$25,250	191%

Other Income (Expense)—Other income (expense) increased $25.3 million for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The increase was attributable to the following factors:

•      an increase in interest income for the six months ended June 30, 2007 due to higher investment returns and higher average investment balances;

•      a $13.1 million write-off in the first quarter of 2006 of deferred debt issuance costs related to our Zero Coupon Notes;

•      a $5.8 million gain on the sale of an investment in a privately-held company; and

•      a $2.3 million increase in other income (expense), net primarily due to fluctuations in foreign currency gains and losses in the comparable periods.

	Six months ended June 30,
	2007	2006	Change	% Change
Income tax expense	$77,650	$32,490	$45,160	139%

Income Taxes—For the six months ended June 30, 2007, we recognized $77.7 million of income tax expense on income before income taxes of $148.5 million, resulting in an overall effective tax rate of 52.3 percent, as we have not recognized a tax benefit for the $56.0 million settlement reserve recorded in the second quarter of 2007 due to the uncertainty associated with the tax treatment of any potential settlement. This compared to income tax expense for the six months ended June 30, 2006 of $32.5 million on income before income taxes of $86.5 million, resulting in an effective tax rate of 37.6 percent.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands)

Cash, cash equivalents and investments at June 30, 2007 were $711.2 million, representing 22% of total assets, compared to $521.7 million, representing 17% of total assets at December 31, 2006.

Our working capital deficit, which is calculated as current assets less current liabilities, was $153.1 million at June 30, 2007 compared to $179.5 million at December 31, 2006.  Our convertible subordinated notes contain conversion terms that will impact whether these notes are classified as current or long-term liabilities and consequently affect our working capital position. At June 30, 2007 and December 31, 2006, $1,233.6 million and $1,019.8 million, respectively, of our convertible subordinated notes were convertible into cash and shares of common stock and were therefore classified as current liabilities on our consolidated balance sheets.

The change in cash and cash equivalents is as follows:

	Six months ended June 30,
	2007	2006
Net cash provided by operating activities	$150,818	$38,940
Net cash used for investing activities	(19,952)	(25,233)
Net cash provided by financing activities	72,799	127,462
Effect of exchange rate changes on cash and cash equivalents	3,821	11,513
Net increase in cash and cash equivalents	$207,486	$152,682

Net Cash Provided by Operating Activities

Cash provided by operating activities is primarily driven by growth in income from sales of our products offset by the timing of receipts and payments in the ordinary course of business.

Net Cash Used for Investing Activities

Cash used in investing activities primarily relates to acquisitions of business, technologies, products and product rights and funds invested in our administrative and manufacturing facilities to accommodate our growth. These uses of cash are offset by sales, maturities or purchases of investments associated with our portfolio of available for sale investments.

In June 2007, we received cash proceeds of $12.3 million on the sale of an investment in a privately-held company and recorded the related gain of $5.8 million in other income. In April 2006, a payment of $110 million was made to Alkermes following FDA approval of VIVITROL. This payment was capitalized and is being amortized over the life of the agreement. For the six months ended June 30, 2007 and 2006, we made capital expenditures of $50.3 million and $62.5 million, respectively, which included expenditures associated with our worldwide implementation of SAP and ongoing expansion and improvements of our facilities.

Net Cash Provided by Financing Activities

Cash provided by financing activities primarily relates to proceeds and payments on long-term debt and employee stock option activity.

For the six months ended June 30, 2007 and 2006, proceeds from stock option exercises were $66.2 million and $108.0 million, respectively.  The corresponding incremental windfall tax benefits from stock-based compensation for those same periods were $8.7 million and $21.5 million, respectively.

Contractual Obligations

There have been no material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2006. The table excludes our liability for net unrecognized tax benefits, which totaled $42.9 million as of January 1, 2007 and $44.3 million as of June 30, 2007, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

Outlook

We expect to use our remaining cash, cash equivalents and investments for working capital and general corporate purposes, including the acquisition of businesses, products, product rights, or technologies, the settlement of outstanding litigation or the resolution of the ongoing investigations by the U.S. Attorney’s Office and the Office of the Connecticut Attorney General described above, the payment of contractual obligations, including scheduled interest payments on our convertible notes and regulatory or sales milestones that may become due, and/or the purchase, redemption or retirement of our convertible notes. However, we expect that sales of our currently marketed products, together with sales of our near-term product candidates, assuming approval in the anticipated time frames, should allow us to continue to generate positive cash flow from operations in 2007. At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth in 2008 and beyond, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our near-term product candidates.

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

Marketed Products

Continued sales growth of PROVIGIL depends, in part, on the continued effectiveness of the various settlement agreements we entered into in late 2005 and early 2006, as well as our maintenance of protection in the United States and abroad of the modafinil particle-size patent through its expiration beginning in 2014. See Note 7 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.  In addition, future growth of PROVIGIL may depend on the success of the efforts of our co-promotion partner, Takeda. Finally, growth of our modafinil-based product sales in 2007 and beyond may depend in part on our ability to successfully launch NUVIGIL around 2010.

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

Clinical Studies

Over the past few years, we have incurred significant expenditures related to conducting clinical studies to develop new pharmaceutical products and exploring the utility of our existing products in treating disorders beyond those currently approved in their respective labels. In 2007, we expect to continue to incur significant levels of research and development expenditures. We also expect to continue or begin a number of significant clinical programs including, among others: our Phase 3 program evaluating TREANDA for the treatment of non-Hodgkin’s lymphoma and other possible studies for the treatment of small cell lung cancer and mantle cell lymphoma; a Phase 3 program evaluating CEP-701 for the treatment of acute myelogenous leukemia and other possible studies in patients with myeloproliferative disorder; and clinical programs with NUVIGIL focused on excessive sleepiness, fatigue and cognition in diseases such as Parkinson’s disease, cancer, schizophrenia and bi-polar depression. We may seek to mitigate the risk in, and expense of, our research and development programs by entering into collaborative arrangements with third parties. However, we intend to retain a portion of the commercial rights to these programs and, as a result, we still expect to spend significant funds on our share of the cost of these programs, including the costs of research, preclinical development, clinical research and manufacturing.

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

Indebtedness

We have significant indebtedness outstanding, consisting principally of indebtedness on convertible subordinated notes. The following table summarizes the principal terms of our most significant convertible subordinated notes outstanding as of June 30, 2007:

Security	Outstanding (in millions)	Conversion Price		Redemption Rights and Obligations
2.0% Convertible Senior Subordinated Notes due June 2015 (the “2.0% Notes”)	$820.0	$46.70	*	Generally not redeemable by the holder prior to December 2014.
Zero Coupon Convertible Notes due June 2033, first putable June 15, 2008 (the “2008 Zero Coupon Notes”)	$213.2	$59.50	*	Redeemable on June 15, 2008 at either option of holder or us at a redemption price of 100.25% of the principal amount redeemed.
Zero Coupon Convertible Notes due June 2033, first putable June 15, 2010 (the “2010 Zero Coupon Notes”)	$199.5	$56.50	*	Redeemable on June 15, 2010 at either option of holder or us at a redemption price of 100.25% of the principal amount redeemed.

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

All of our notes are convertible as of June 30, 2007 and, under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. As of the filing date of this Quarterly Report on Form 10-Q, we do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time. If we do not have sufficient funds available to repay any principal balance of notes presented for conversion, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

As of June 30, 2007, all of our notes are convertible because the closing price of our common stock on that date was higher than the restricted conversion prices of these notes. As a result, such notes have been classified as current liabilities on our consolidated balance sheet as of June 30, 2007.  In addition, our Zero Coupon Notes first putable June 15, 2008 also are considered to be current liabilities based on maturity and are presented in current portion of long-term debt on our consolidated balance sheet.  See Note 10 of our Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2006 for summary of our convertible debt, note hedge and call warrant. As of August 1, 2007, the fair value of both the 2.0% Notes and 2010 Zero Coupon Notes is greater than the value of the shares into which such notes are convertible. We believe that the share price of our common stock would have to significantly increase over the market price as of the filing date of this report before the fair value of the convertible notes would be less than the value of the common stock shares underlying the notes and, as such, we believe it is highly unlikely that holders of the 2.0% Notes or 2010 Zero Coupon Notes will present significant amounts of such notes for conversion under the current terms. In the unlikely event that a significant conversion did occur, we believe that we have the ability to raise sufficient cash to repay the principal amounts due through a combination of utilizing our existing cash on hand, raising money in the capital markets or selling our note hedge instruments for cash.

The annual interest payments on our convertible notes outstanding as of June 30, 2007 are $16.4 million, payable semi-annually on June 1 and December 1. In the future, we may agree to exchanges of the notes for shares of our common stock or debt, or may determine to use a portion of our existing cash on hand to purchase or retire all or a portion of the outstanding convertible notes.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

(In thousands)

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. In preparing these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We develop and periodically change these estimates and assumptions based on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2006 in the “Critical Accounting Policies and Estimates” section.

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

The following table summarizes activity in each of the above categories for the year ended December 31, 2006 and the six months ended June 30, 2007:

(In thousands)	Prompt Payment Discounts	Wholesaler Discounts	Returns*	Coupons	Medicaid Discounts	Medicare Part D Discounts	Managed Care & Governmental Contracts	Total
Balance at January 1, 2006	$(1,917)	$(2,728)	$(22,598)	$(4,695)	$(33,454)	$—	$(6,566)	$(71,958)

Provision:
Current period	(32,384)	(2,939)	(24,735)	(26,169)	(45,990)	(2,217)	(43,712)	(178,146)
Prior periods	—	—	—	(684)	723	—	7,443	7,482
Total	(32,384)	(2,939)	(24,735)	(26,853)	(45,267)	(2,217)	(36,269)**	(170,664)

Actual:
Current period	28,836	2,629	—	21,508	19,588	545	25,889	98,995
Prior periods	1,917	2,728	18,490	5,378	32,731	—	(877)	60,367
Total	30,753	5,357	18,490	26,886	52,319	545	25,012 **	159,362
Balance at December 31, 2006	$(3,548)	$(310)	$(28,843)	$(4,662)	$(26,402)	$(1,672)	$(17,823)	$(83,260)

Provision:
Current period	(15,863)	(10,350)	(11,856)	(11,354)	(18,859)	(1,006)	(37,193)	(106,481)
Prior periods	5	—	—	172	230	449	(240)	616
Total	(15,858)	(10,350)	(11,856)	(11,182)	(18,629)	(557)	(37,433)	(105,865)

Actual:
Current period	12,407	5,207	—	5,915	2,117	165	14,659	40,470
Prior periods	3,543	310	7,482	4,489	25,761	929	17,722	60,236
Total	15,950	5,517	7,482	10,404	27,878	1,094	32,381	100,706
Balance at June 30, 2007	$(3,456)	$(5,143)	$(33,217)	$(5,440)	$(17,153)	$(1,135)	$(22,875)	$(88,419)

*	Given our return goods policy, we assume that all returns in a current year relate to prior period sales.
**	Includes $13.3 million related to the DoD Tricare program of which $5.5 million related to the current period and $7.8 million related to prior periods.

Inventories— The following is in addition to, and should be read in conjunction with, the inventories critical accounting policy included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006.

We expense pre-approval inventory unless we believe it is probable that the inventory will be saleable.  We have capitalized inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value.  With respect to capitalization of unapproved product candidates, we seek to produce inventory in preparation for the launch of the product and in amounts sufficient to support forecasted initial market demand. Typically, capitalization of this inventory does not begin until the product candidate is considered to have a high probability of regulatory approval. This may occur when either the product candidate is in Phase 3 clinical trials or when it is a new formulation or dosage strength of a presently approved product for which we believe there is a high probability of receiving FDA approval.  If we are aware of any specific risks or contingencies that are likely to impact the expected regulatory approval process or if there are any specific issues identified during the research process relating to safety, efficacy, manufacturing, marketing or labeling of the product candidate, we would not capitalize the related inventory.

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

Once we have determined to capitalize inventory for a product candidate that is not yet approved, we will monitor, on a quarterly basis, the status of this candidate within the regulatory approval process.  We could be required to expense previously capitalized costs related to pre-approval inventory upon a change in our judgment of future commercial use and net realizable value, due to a denial or delay of approval by regulatory bodies, a delay in the timeline for commercialization or other potential factors.

On a quarterly basis, we evaluate all inventory, including inventory capitalized for which regulatory approval has not yet been obtained, to determine if any lower of cost or market adjustment is required.  As it relates to pre-approval inventory, we consider several factors including expected timing of FDA approval, projected sales volume and estimated selling price.  Projected sales volume is based on several factors including market research, sales of similar products and competition in the market.  Estimated sales price is based on the price of existing products sold for the same indications and expected market demand.

Income Taxes— The following is in addition to, and should be read in conjunction with, the income taxes critical accounting policy included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006.

In July 2006, the FASB issued FIN 48 which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, a company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006.  We adopted the provisions of FIN 48 on January 1, 2007. See Note 11 herein.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign currency exchange risk related to our operations in European subsidiaries that have transactions, assets, and liabilities denominated in foreign currencies that are translated into U.S. dollars for consolidated financial reporting purposes. Historically, we have not hedged any of these foreign currency exchange risks. For the six months ended June 30, 2007, an average 10% weakening of the U.S. dollar relative to the currencies in which our European subsidiaries operate would have resulted in an increase of $16.4 million in reported total revenues and a corresponding increase in reported expenses. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not assume any changes in the level of operations of our European subsidiaries.

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

For the six months ended June 30, 2007, approximately 23% and 48% of our total consolidated net sales were derived from sales of ACTIQ (including our generic OTFC product) and PROVIGIL, respectively. In September 2006, Barr entered the market with generic OTFC.  Since that time, we have experienced meaningful erosion of branded ACTIQ sales in the United States and we expect this erosion will continue during the remainder of 2007. In addition, sales of our own generic OTFC product could be significantly impacted by the entrance into the market of additional generic OTFC products, which could occur at any time.  To counter the impact from existing and potential generic competition, we will need FENTORA, our next-generation pain product launched in October 2006, to achieve projected levels of growth.  With respect to PROVIGIL, we cannot be certain that it will continue to be accepted in its market. Specifically, the following factors, among others, could affect the level of market acceptance of these products:

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

•      any changes in government and other third-party payer reimbursement policies and practices; and

•      regulatory developments affecting the manufacture, marketing or use of these products, including, for example, the impact of changes to the PROVIGIL label resulting from the approved NUVIGIL label.

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

PROVIGIL / NUVIGIL

The U.S. composition of matter patent for modafinil expired in 2001. We own U.S. and foreign patent rights that expire between 2014 and 2015 and cover pharmaceutical compositions and uses of modafinil, specifically, certain particle sizes of modafinil contained in the pharmaceutical composition of PROVIGIL. With respect to NUVIGIL, we successfully obtained issuance of a U.S. patent in November 2006 claiming the Form I polymorph of armodafinil, the active drug substance in NUVIGIL.  This patent is currently set to expire in 2023.  Foreign patent applications directed to the use of the Form I polymorph of armodafinil in treating sleep disorders are pending in Europe and elsewhere. Ultimately, these patents might be found invalid as the result of a challenge by a third party, or a potential competitor could develop a competing product or product formulation that avoids infringement of these patents. While we intend to vigorously defend the validity of these patents and prevent infringement, these efforts will be both expensive and time consuming and, ultimately, may not be successful. The loss of patent protection for our modafinil-based products would significantly and negatively impact future sales.

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

In late 2005 and early 2006, we entered into settlement agreements with each of Teva, Mylan, Ranbaxy and Barr. In August 2006, we entered into a settlement agreement with Carlsbad and its development partner, Watson Pharmaceuticals, Inc., which we understand has the right to commercialize the Carlsbad modafinil product if approved by FDA. As part of these separate settlements, we agreed to grant to each of these parties a non-exclusive royalty-bearing right to market and sell a generic version of PROVIGIL in the United States. These licenses will become effective in April 2012, subject to applicable regulatory considerations. An earlier entry may occur based upon the entry of a generic version of PROVIGIL. Each of these settlements has been filed with both the FTC and the Antitrust Division of the DOJ as required by the Medicare Modernization Act. The FTC is conducting an investigation of each of the PROVIGIL settlements and has issued a subpoena and requested documents and other information from us.  We are cooperating fully with the FTC and its ongoing investigation, and expect to continue to cooperate.  The FTC could determine to challenge in an administrative or judicial proceeding any or all of the settlements if it believes that the agreements violate the antitrust laws, although we believe that such a challenge would take years to resolve.

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

Because of the broad scope and complexity of these laws and regulations, the high degree of prosecutorial resources and attention being devoted to the sales practices of pharmaceutical companies by law enforcement authorities, and the risk of potential exclusion from federal government reimbursement programs, numerous companies have determined that it is highly advisable that they enter into settlement agreements in these matters, particularly those brought by federal authorities.  Companies that have chosen to settle these alleged violations have typically paid multi-million dollar fines to the government and agreed to abide by corporate integrity agreements.

In September 2004, we announced that we had received subpoenas from the U.S. Attorney’s Office in Philadelphia. That same month, we received a voluntary request for information from the Office of the Connecticut Attorney General. Both the subpoenas and the voluntary request for information appear to be focused on our sales and promotional practices with respect to ACTIQ, GABITRIL® (tiagabine hydrochloride) and PROVIGIL, including the extent of off-label prescribing of our products by physicians. In March 2007, we received a letter requesting information related to ACTIQ and FENTORA® (fentanyl buccal tablet) [C-II] from Congressman Henry A. Waxman in his capacity as Chairman of the House Committee on Oversight and Government Reform.  The letter cites two articles concerning ACTIQ published in The Wall Street Journal in November 2006 and requests information concerning our sales and marketing practices for ACTIQ and FENTORA, among other things.  We are cooperating with the U.S. Attorney’s Office, the Office of the Connecticut Attorney General and the House Committee on Oversight and Government Reform, are providing documents and other information to these groups in response to these and additional requests and are engaged in ongoing discussions with these parties. These matters may involve civil penalties and/or the bringing of criminal charges and fines, as well as the execution of a corporate integrity agreement.

Under U.S. generally accepted accounting principles (“GAAP”), a company is required to estimate and recognize a minimum liability when a loss is probable but no single more probable outcome or range of outcomes can be identified.  In our second quarter 2007 financial statements, we established a reserve of $56.0 million related to our estimate of the minimum liability stemming from the resolution of the investigations by the U.S. Attorney’s Office and the Office of the Connecticut Attorney General and any related claims by other states, as required by GAAP.  These Offices have not agreed that $56.0 million is sufficient to settle these matters.  At this time, in light of our ongoing discussions with these Offices and our judgment regarding possible outcomes, each of which may change from time to time, we are unable to identify a single more probable outcome or range of outcomes.  Ultimately, it is reasonably likely that the amount of any settlement and/or fines stemming from the resolution of these matters will materially exceed the minimum liability amount we have accrued to date under GAAP.  The payment of any settlement amount and/or fines could have a material adverse effect on our financial position, liquidity and results of operations.

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

In addition, because PROVIGIL, NUVIGIL, FENTORA, ACTIQ and generic OTFC contain active ingredients that are controlled substances, we are subject to regulation by the DEA and analogous foreign organizations relating to the manufacture, shipment, sale and use of the applicable products. These regulations also are imposed on prescribing physicians and other third parties, making the storage, transport and use of such products relatively complicated and expensive. With the increased concern for safety by the FDA and the DEA with respect to products containing controlled substances and the heightened level of media attention given to this issue, it is possible that these regulatory agencies could impose additional restrictions on marketing or even withdraw regulatory approval for such products. In addition, adverse publicity may bring about a rejection of the product by the medical community. If the DEA, FDA or analogous foreign authorities withdrew the approval of, or placed additional significant restrictions on the marketing of any of our products, our ability to promote our products and product sales could be substantially affected.

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

We also must comply with all applicable regulatory requirements of the DEA and analogous foreign authorities for certain of our products that contain controlled substances. The DEA also has authority to grant or deny requests for quota of controlled substances such as the fentanyl citrate that is the active ingredient in ACTIQ and generic OTFC. Under our license and supply agreement with Barr, we are obligated to sell generic OTFC to Barr for its resale in the United States. While we currently have available fentanyl quota to produce ACTIQ and generic OTFC, in the future we could face shortages of quota that could negatively impact our ability to supply product to Barr or to produce ACTIQ or our generic OTFC product.  If we are unable to provide product to Barr, it is possible that either Barr or the FTC could claim that such a failure would constitute a breach of our agreements with these parties.

The facilities used to manufacture, store and distribute our products also are subject to inspection by regulatory authorities at any time to determine compliance with regulations. These regulations are complex, and any failure to comply with them could lead to remedial action, civil and criminal penalties and delays in production or distribution of material.

For certain of our products in the United States and abroad, we depend upon single sources for the manufacture of both the active drug substances contained in our products and for finished commercial supplies. The process of changing or adding a manufacturer or changing a formulation requires prior FDA and/or analogous foreign medical authority approval and is very time-consuming. If we are unable to manage this process effectively or if an unforeseen event occurs at any facility, we could face supply disruptions that would result in significant costs and delays, undermine goodwill established with physicians and patients, damage commercial prospects for our products and adversely affect operating results.

As our products are used commercially, unintended side effects, adverse reactions or incidents of misuse may occur that could result in additional regulatory controls, changes to product labeling, adverse publicity and reduced sales of our products.

During research and development, the use of pharmaceutical products, such as ours, is limited principally to clinical trial patients under controlled conditions and under the care of expert physicians. The widespread commercial use of our products could identify undesirable or unintended side effects that have not been evident in our clinical trials or the commercial use as of the filing date of this report. For example, in June 2007, the FDA approved our new drug application for NUVIGIL.  The NUVIGIL label includes a bolded warning section that characterizes the potential occurrence of serious skin rash and hypersensitivity in patients taking modafinil and armodafinil, and the FDA has indicated that it will request similar language in the label for PROVIGIL.  Likewise, in February 2005, working with the FDA, we updated our prescribing information for GABITRIL to include a bolded warning describing the risk of new onset seizures in patients without epilepsy. In addition, in patients who take multiple medications, drug interactions could occur that can be difficult to predict. Additionally, incidents of product misuse, product diversion or theft may occur, particularly with respect to products such as FENTORA, ACTIQ, generic OTFC and PROVIGIL, which contain controlled substances.

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

Our long-term prospects, particularly with respect to the growth of our future sales and earnings, depend to a large extent on our ability to obtain FDA approval for our product candidates. There can be no assurance that our applications to market our product candidates will be submitted or reviewed in a timely manner or that our applications will be approved by the FDA on the basis of the data contained in the applications.  Should approval be granted to market a product candidate, there can be no assurance that we will be able to successfully commercialize the product or achieve a profitable level of sales.

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

All of our convertible notes outstanding contain restricted conversion prices that are either below or close to our stock price as of June 30, 2007. As a result, our convertible notes have been classified as current liabilities on our consolidated balance sheet at June 30, 2007. Under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. As of the filing date of this report, we do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time. If we do not have sufficient funds available to repay the principal balance of notes presented for conversion, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

Our research and development and marketing efforts are often dependent on corporate collaborators and other third parties who may not devote sufficient time, resources and attention to our programs, which may limit our efforts to develop and market potential products.

To maximize our growth opportunities, we have entered into a number of collaboration agreements with third parties. For example, in the United States, we have an agreement with Takeda under which it will co-promote PROVIGIL until mid-2009. Our ability to increase PROVIGIL sales in the future will depend to a significant degree on the efforts of our partner. If Takeda fails to meet its obligations under the co-promotion agreement, is ineffective in its efforts, or determines to terminate the agreement prior to the end of its term, the growth of PROVIGIL sales could be materially and negatively impacted.

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

The conditions that our products treat, and some of the other disorders for which we are conducting additional studies, are currently treated with many drugs, several of which have been available for a number of years or are available in inexpensive generic forms. With respect to PROVIGIL, and, when launched, NUVIGIL, there are several other products used for the treatment of excessive sleepiness or narcolepsy in the United States, including methylphenidate products such as RITALIN® by Novartis, and in our other territories, many of which have been available for a number of years and are available in inexpensive generic forms. With respect to FENTORA, we face competition from numerous short-and long-acting opioid products, including three products—Johnson & Johnson’s DURAGESIC® and Purdue Pharmaceutical’s OXYCONTIN® and MS-CONTIN®—that dominate the market. In addition, we are aware of numerous other companies developing other technologies for rapidly delivering opioids to treat breakthrough pain that will compete against FENTORA in the market for breakthrough cancer pain in opioid-tolerant patients.  It also is possible that the existence of generic OTFC could negatively impact the growth of FENTORA.  With respect to ACTIQ, generic competition from Barr has meaningfully eroded branded ACTIQ sales and impacted sales of our own generic OTFC through Watson.  Our generic sales also could be significantly impacted by the entrance into the market of additional generic OTFC products, which could occur at any time. With respect to VIVITROL, we face competition from CAMPRAL® and oral naltrexone. With respect to TRISENOX, the pharmaceutical market for the treatment of patients with relapsed or refractory APL is served by a number of available therapeutics, such as VESANOID® by Roche in combination with chemotherapy.

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

The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future. For example, from January 1, 2006 through August 1, 2007 our common stock traded at a high price of $84.83 and a low price of $51.58. Negative announcements, including, among others:

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

Historically, a portion of our revenues and expenses has been earned and incurred, respectively, in currencies other than the U.S. dollar. For the six months ended June 30, 2007, approximately 19% of our revenues were denominated in currencies other than the U.S. dollar. We translate revenues earned and expenses incurred into U.S. dollars at the average exchange rate applicable during the relevant period. A weakening of the U.S. dollar would, therefore, increase both our revenues and expenses. Fluctuations in the rate of exchange between the U.S. dollar and the euro and other currencies may affect period-to-period comparisons of our operating results. Historically, we have not hedged our exposure to these fluctuations in exchange rates.

Our customer base is highly concentrated.

Our principal customers are wholesale drug distributors. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. Three large wholesale distributors, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, control a significant share of this network. These three wholesaler customers, in the aggregate, accounted for 66% of our total consolidated gross sales for the six months ended June 30, 2007. Fluctuations in the buying patterns of these customers, which may result from seasonality, wholesaler buying decisions or other factors outside of our control, could significantly affect the level of our net sales on a period to period basis. Because of this, the amounts purchased by these customers during any quarterly or annual period may not correlate to the level of underlying demand evidenced by the number of prescriptions written for such products, as reported by IMS Health Incorporated. Furthermore, the loss or bankruptcy of any of these customers could materially and adversely affect our results of operations and financial condition.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were considered at the annual meeting of stockholders of Cephalon held in Frazer, Pennsylvania, on May 17, 2007:

I.              For the election of the following persons as directors:

	NUMBER OF VOTES
	FOR	WITHHELD	BROKER NON- VOTES
Frank Baldino, Jr., Ph.D.	51,472,060	2,378,705	—
William P. Egan	52,790,147	1,060,618	—
Martyn D. Greenacre	52,149,295	1,701,470	—
Vaughn M. Kailian	53,197,653	653,112	—
Kevin E. Moley	53,322,821	527,944	—
Charles A. Sanders, M.D.	52,311,358	1,539,407	—
Gail R. Wilensky, Ph.D.	53,059,143	791,622	—
Dennis L. Winger	53,279,927	570,838	—

II.            To approve the amendment to the Company’s Certificate of Incorporation increasing the number of shares of the Company’s common stock authorized for issuance from 200,000,000 shares to 400,000,000 shares:

NUMBER OF VOTES
FOR	AGAINST	ABSTAIN	BROKER NON- VOTES
45,652,173	8,169,633	28,959	—

III.           To approve the amendment to the Cephalon, Inc. 2004 Equity Compensation Plan increasing the number of shares of the Company’s common stock authorized for issuance from 11,450,000 shares to 12,450,000 shares:

NUMBER OF VOTES
FOR	AGAINST	ABSTAIN	BROKER NON- VOTES
40,641,292	8,739,355	39,948	4,430,170

IV.           To ratify the appointment of PricewaterhouseCoopers LLP as independent registered public accountants for the year ending December 31, 2007:

NUMBER OF VOTES
FOR	AGAINST	ABSTAIN	BROKER NON- VOTES
53,348,269	484,288	18,208	—

ITEM 5. OTHER INFORMATION

(In thousands)

Computation of Ratios of Earnings to Fixed Charges

	Year Ended December 31,					Six months ended June 30,
	2002	2003	2004	2005	2006	2007
Determination of earnings:
Pre-tax income (loss) from continuing operations	$62,433	$130,314	$(28,184)	$(245,118)	$238,254	$148,527
Add:
Amortization of interest capitalized in current or prior periods	—	—	—	—	52	50
Fixed charges	39,648	31,191	25,623	30,985	28,171	13,797
Total earnings	$102,081	$161,505	$(2,561)	$(214,133)	$266,477	$162,374

Fixed charges:
Interest expense and amortization of debt discount and premium on all indebtedness	38,215	28,905	22,186	25,235	18,922	9,612
Appropriate portion of rentals	1,433	2,286	3,437	5,750	9,249	4,185
Fixed charges	39,648	31,191	25,623	30,985	28,171	13,797

Capitalized interest	—	—	—	1,044	1,766	18

Total fixed charges	$39,648	$31,191	$25,623	$32,029	$29,937	$13,815

Ratio of earnings to fixed charges(1)	2.57	5.18	—	—	8.90	11.75

Deficiency of earnings to fixed charges	—	—	28,184	246,162	—	—

(1)   For the years ended December 31, 2004 and 2005, no ratios are provided because earnings were insufficient to cover fixed charges.

ITEM 6.  EXHIBITS

Exhibit No.	Description
3.1	Certificate of Amendment of Restated Certificate of Incorporation of Cephalon, Inc., filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 17, 2007.
10.1+	Amendment 2007-2 to the Cephalon, Inc. 2004 Equity Compensation Plan, effective as of May 17, 2007, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2007.
10.2*	Amendment to the Second Amended and Restated Timesharing Agreement between Cephalon, Inc. and Frank Baldino, Jr., Ph.D. dated April 4, 2007.
31.1*	Certification of Frank Baldino, Jr., Ph.D., Chairman and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of J. Kevin Buchi, Executive Vice President and Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Frank Baldino, Jr., Ph.D., Chairman and Chief Executive Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of J. Kevin Buchi, Executive Vice President and Chief Financial Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Compensation plans and arrangements for executive officers and others.

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

CEPHALON, INC.
(Registrant)

August 7, 2007	By	/s/ FRANK BALDINO, JR.
Frank Baldino, Jr., Ph.D.
Chairman and Chief Executive Officer
(Principal executive officer)

	By	/s/ J. KEVIN BUCHI
J. Kevin Buchi
Executive Vice President and Chief Financial Officer
(Principal financial and accounting officer)