Form 10-Q
period 2007-09-30
CEPHALON INC
filed 2007-11-09
CIK 873364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2007
Common Stock, par value $.01	67,051,500 Shares

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical facts or statements of current condition, this report and the documents into which this report is and will be incorporated contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements contained in this report or incorporated herein by reference constitute our expectations or forecasts of future events as of the date this report was filed with the Securities and Exchange Commission (the “SEC”) and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. In particular, these forward-looking statements include, among others, statements about:

•                 our dependence on sales of PROVIGIL® (modafinil) [C-IV] in the United States and the market prospects and future marketing efforts for PROVIGIL, FENTORA® (fentanyl buccal tablet) [C-II], AMRIX™ (cyclobenzaprine hydrochloride extended-release capsules) and VIVITROL® (naltrexone for extended-release injectable suspension);

•                 any potential approval of our product candidates, including with respect to TREANDA® (bendamustine HCl);

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

•                 the terms of the agreement in principle with the U.S. Attorney’s Office and the finalization of the settlement and corporate integrity agreements;

•                 the ongoing investigation by and discussions with the Office of the Connecticut Attorney General and the ultimate resolution or settlement of this matter;

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

•                 our ability to obtain regulatory approvals to sell our product candidates, including TREANDA and any additional future indications for FENTORA, and to launch such products or indications successfully;

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

•                 regulatory, legal or other setbacks with respect to the agreement in principle with the U.S. Attorney’s Office, the proposed settlement and corporate integrity agreements related thereto, the ongoing investigation by the Office of the Connecticut Attorney General, our settlements of the PROVIGIL and ACTIQ patent litigations and the ongoing litigation related to such settlements;

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$661,982	$496,512
Investments	69,101	25,212
Receivables, net	302,748	270,045
Inventory, net	93,399	85,239
Deferred tax assets, net	204,140	184,518
Other current assets	34,626	47,278
Total current assets	1,365,996	1,108,804

PROPERTY AND EQUIPMENT, net	481,508	453,010
GOODWILL	476,605	467,167
INTANGIBLE ASSETS, net	839,255	793,037
DEFERRED TAX ASSETS, net	103,284	118,192
OTHER ASSETS	132,056	105,287
	$3,398,704	$3,045,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,237,285	$1,023,312
Accounts payable	74,528	90,586
Accrued expenses	685,864	263,478
Total current liabilities	1,997,677	1,377,376

LONG-TERM DEBT	4,373	224,992
DEFERRED TAX LIABILITIES, net	66,864	72,491
OTHER LIABILITIES	103,982	61,178
Total liabilities	2,172,896	1,736,037

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, 2,500,000 shares issued, and none outstanding	—	—
Common stock, $.01 par value, 400,000,000 and 200,000,000 shares authorized, 69,266,904 and 67,853,389 shares issued, and 67,008,045 and 65,596,227 shares outstanding	693	678
Additional paid-in capital	1,899,761	1,780,749
Treasury stock, at cost, 2,258,859 and 2,257,162 shares outstanding	(151,196)	(151,068)
Accumulated deficit	(668,310)	(425,256)
Accumulated other comprehensive income	144,860	104,357
Total stockholders’ equity	1,225,808	1,309,460
	$3,398,704	$3,045,497

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES:
Sales	$428,729	$470,513	$1,287,802	$1,246,825
Other revenues	9,692	11,820	34,865	32,562
	438,421	482,333	1,322,667	1,279,387

COSTS AND EXPENSES:
Cost of sales	82,258	83,160	251,970	250,613
Research and development	93,527	86,439	274,078	294,899
Selling, general and administrative	186,456	161,108	527,962	470,158
Settlement reserve	369,000	—	425,000	—
Impairment charge	—	—	—	12,417
	731,241	330,707	1,479,010	1,028,087

INCOME (LOSS) FROM OPERATIONS	(292,820)	151,626	(156,343)	251,300

OTHER INCOME (EXPENSE):
Interest income	8,868	7,046	23,485	16,736
Interest expense	(5,660)	(4,749)	(15,272)	(13,523)
Write-off of deferred debt issuance costs	—	—	—	(13,105)
Gain on extinguishment of debt	5,319	—	5,319	—
Gain on sale of investment	—	—	5,791	—
Other income (expense), net	2,493	895	3,747	(116)
	11,020	3,192	23,070	(10,008)

INCOME (LOSS) BEFORE INCOME TAXES	(281,800)	154,818	(133,273)	241,292

INCOME TAX EXPENSE	24,963	59,077	102,613	91,567

NET INCOME (LOSS)	$(306,763)	$95,741	$(235,886)	$149,725

BASIC INCOME (LOSS) PER COMMON SHARE	$(4.58)	$1.58	$(3.55)	$2.48

DILUTED INCOME (LOSS) PER COMMON SHARE	$(4.58)	$1.43	$(3.55)	$2.17

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	66,931	60,762	66,398	60,415

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – ASSUMING DILUTION	66,931	67,072	66,398	68,921

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

									Accumulated
					Additional				Other
	Comprehensive		Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Income (Loss)	Total	Shares	Amount	Capital	Shares	Amount	Deficit	Income
BALANCE, JANUARY 1, 2007		$1,309,460	67,853,389	$678	$1,780,749	2,257,162	$(151,068)	$(425,256)	$104,357
Net loss	$(235,886)	(235,886)						(235,886)
Foreign currency translation gain	39,155
Prior service costs and gains on retirement-related plans	59
Change in unrealized investment gains and losses	30
Other comprehensive income	39,244	39,244							39,244
Comprehensive loss	$(196,642)
Adoption of SFAS 158, net of tax		1,259							1,259
Adoption of FIN 48		(7,168)						(7,168)
Stock options exercised		74,375	1,411,710	15	74,360
Tax benefit from equity compensation		9,712			9,712
Stock-based compensation expense		34,940	1,850	—	34,940
Treasury stock acquired		(128)				1,697	(128)
Other		—	(45)	—
BALANCE, SEPTEMBER 30, 2007		$1,225,808	69,266,904	$693	$1,899,761	2,258,859	$(151,196)	$(668,310)	$144,860

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(235,886)	$149,725
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax expense	8,750	64,112
Shortfall tax benefits from stock-based compensation	(222)	—
Depreciation and amortization	101,206	94,828
Amortization of debt issuance costs	180	387
Write-off of debt issuance costs associated with convertible subordinated notes	—	13,105
Stock-based compensation expense	34,940	32,436
Gain on extinguishment of debt	(5,319)	—
Gain on sale of investment	(5,791)	—
Loss on disposals of property and equipment	2,873	2,368
Impairment charge	—	12,417
Changes in operating assets and liabilities:
Receivables	(26,218)	(30,818)
Inventory	(1,881)	15,761
Other assets	(28,552)	(43,731)
Accounts payable and accrued expenses	380,776	(45,820)
Other liabilities	49,465	(13,580)
Net cash provided by operating activities	274,321	251,190

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(70,887)	(97,122)
Acquisition of intangible assets	(99,152)	(115,000)
Proceeds from sale of investment	12,291	—
Sales and maturities of available-for-sale investments	28,212	244,165
Purchases of available-for-sale investments	(71,398)	(1,505)
Net cash provided by (used for) investing activities	(200,934)	30,538

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of common stock options	74,375	112,794
Windfall tax benefits from stock-based compensation	9,934	21,912
Acquisition of treasury stock	(128)	(433)
Payments on and retirements of long-term debt	(2,902)	(2,528)
Net cash provided by financing activities	81,279	131,745

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	10,804	11,830

NET INCREASE IN CASH AND CASH EQUIVALENTS	165,470	425,303

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	496,512	205,060

CASH AND CASH EQUIVALENTS, END OF PERIOD	$661,982	$630,363

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

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

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation. The NUVIGIL® (armodafinil) [C-IV] inventory balance of $89.1 million as of December 31, 2006 has been reclassified from inventory to other assets, as we do not presently intend to launch NUVIGIL commercially until around 2010. Amounts reported in prior periods as amortization are included now as a component of cost of sales; amounts previously reported as depreciation (other than depreciation related to facilities used in the production of commercial inventory and previously included in cost of sales) are included as a component of research and development or selling, general and administrative, as appropriate.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007. See Note 12 herein.

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

In June 2007, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires non-refundable advance payments for future research and development activities to be capitalized until the goods have been delivered or related services have been performed. Adoption is on a prospective basis and could impact the timing of expense recognition for agreements entered into after December 31, 2007. We do not expect the adoption of EITF 07-3 to have a significant impact on our consolidated financial statements.

2. ACQUISITION

In August 2007, we acquired the North American rights to AMRIX™ (cyclobenzaprine hydrochloride extended-release capsules) from E. Claiborne Robins Company, Inc., a privately-held company d/b/a ECR Pharmaceuticals (“ECR”). We made an initial payment of $100.1 million cash to ECR upon the closing of the acquisition, $0.9 million and $99.2 million of which was capitalized as inventory and an intangible asset, respectively. ECR also could receive up to an additional $255 million in milestone payments that are contingent on attainment of certain agreed-upon sales levels of AMRIX. Two dosage strengths of AMRIX (15 mg and 30 mg) were approved in February 2007 by the U.S. Food and Drug Administration (the “FDA”) for short-term use as an adjunct to rest and physical therapy for relief of muscle spasm associated with acute, painful musculoskeletal conditions.  We made the product available in the United States in October 2007 and will commence a full U.S. launch in November 2007.

3. STOCK-BASED COMPENSATION

Total stock-based compensation expense recognized in the consolidated statement of operations is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Stock option expense	$6,393	$6,736	$22,570	$23,933
Restricted stock unit expense	3,920	3,022	12,370	8,503
Total stock-based compensation expense*	$10,313	$9,758	$34,940	$32,436
Total stock-based compensation expense after-tax	$6,528	$6,177	$22,117	$20,532

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

The fair value of each option grant at the grant date is calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Risk free interest rate	4.65%	4.90%	4.59%	4.98%
Expected term (years)	6.25	6.25	5.46	5.74
Expected volatility	34.9%	48.7%	33.4%	51.3%
Expected dividend yield	—%	—%	—%	—%

Estimated fair value per option granted	$34.09	$35.51	$30.91	$33.22

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

Stock Options

The following tables summarize the aggregate option activity for the nine months ended September 30:

	2007
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1,	7,694,298	$54.90
Granted	110,400	79.05
Exercised	(1,411,710)	52.72
Forfeited	(148,150)	57.48
Expired	(11,224)	64.31
Outstanding, September 30,	6,233,614	$55.78	6.1	$108,377
Vested options at end of period	3,909,601	$54.02	4.9	$74,906

	2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1,	9,955,904	$50.84
Granted	148,300	61.90
Exercised	(2,400,227)	46.88
Forfeited	(246,125)	50.01
Expired	(32,699)	49.80
Outstanding, September 30,	7,425,153	$52.33	6.4	$83,738
Vested options at end of period	4,520,567	$53.96	5.4	$48,812

As of September 30, 2007, there was $27.9 million of total unrecognized compensation cost related to outstanding options that is expected to be recognized over a weighted-average period of 1.4 years. For the nine months ended September 30, 2007 and 2006, we received net proceeds of $74.4 million and $112.8 million, respectively, from the exercise of stock options.

The intrinsic value of stock options exercised during the nine months ended September 30, 2007 and 2006 was $36.1 million and $65.8 million, respectively. The estimated fair value of shares that vested during the nine months ended September 30, 2007 and 2006 was $4.9 million and $5.8 million, respectively.

Restricted Stock Units

The following tables summarize the restricted stock units activity for the nine months ended September 30:

	2007
	Shares	Weighted Average Fair Value
Nonvested, January 1,	709,900	$59.49
Granted	—	—
Vested	(1,850)	71.77
Forfeited	(28,275)	60.65
Nonvested, September 30,	679,775	$59.41
Intrinsic Value as of September 30,	$49,664

	2006
	Shares	Weighted Average Fair Value
Nonvested, January 1,	624,575	$49.52
Granted	5,000	70.50
Vested	—	—
Forfeited	(55,775)	49.47
Nonvested, September 30,	573,800	$49.71
Intrinsic Value as of September 30,	$35,432

As of September 30, 2007, there was $17.1 million of total unrecognized compensation cost related to nonvested restricted stock units that is expected to be recognized over a weighted-average period of 1.4 years.

4. INVENTORY, NET

Inventory, net consisted of the following:

	September 30, 2007
	Commercial	Pre-approval	Total
Raw materials	$28,074	$—	$28,074
Work-in-process	19,535	—	19,535
Finished goods	45,790	—	45,790
Total inventory, net	$93,399	$—	$93,399

Inventory included in other assets	$117,185	$—	$117,185

	December 31, 2006
	Commercial	Pre-approval	Total
Raw materials	$23,761	$—	$23,761
Work-in-process	15,915	—	15,915
Finished goods	45,563	—	45,563
Total inventory, net	$85,239	$—	$85,239

Inventory included in other assets	$—	$89,061	$89,061

We have capitalized inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. In June 2007, we secured final FDA approval of NUVIGIL for the treatment of excessive sleepiness associated with narcolepsy, obstructive sleep apnea/hypopnea syndrome (“OSA/HS”) and shift work sleep disorder (“SWSD”). However, as we do not presently intend to launch NUVIGIL commercially until around 2010, we have included net NUVIGIL inventory balances of $117.2 million and $89.1 million at September 30, 2007 and December 31, 2006, respectively, in other assets, rather than inventory. Based on the expiration dates and our current estimates of sales demand for NUVIGIL, no additional reserve related to NUVIGIL is required at this time.

5. GOODWILL

Goodwill consisted of the following:

	United States	Europe	Total
December 31, 2006	$267,904	$199,263	$467,167
Release of pre-acquisition tax valuation allowance	(1,019)	—	(1,019)
Foreign currency translation adjustment	—	10,457	10,457
September 30, 2007	$266,885	$209,720	$476,605

We completed our annual test of impairment of goodwill as of July 1, 2007 and concluded that goodwill was not impaired.

6. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

		September 30, 2007			December 31, 2006
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Modafinil developed technology	15 years	$99,000	$37,950	$61,050	$99,000	$33,000	$66,000
DURASOLV technology	14 years	70,000	15,217	54,783	70,000	11,565	58,435
ACTIQ marketing rights	10-12 years	75,465	44,319	31,146	75,465	39,010	36,455
GABITRIL product rights	9-15 years	107,164	52,779	54,385	106,232	46,826	59,406
TRISENOX product rights	8-13 years	113,964	20,510	93,454	113,752	13,634	100,118
VIVITROL product rights	15 years	110,000	11,000	99,000	110,000	5,500	104,500
AMRIX product rights	5 years	99,152	1,549	97,603	—	—	—
MYOCET trademark	20 years	198,145	17,339	180,806	192,367	9,618	182,749
Other product rights	5-20 years	269,180	102,152	167,028	259,054	73,680	185,374
		$1,142,070	$302,815	$839,255	$1,025,870	$232,833	$793,037

Intangible assets are amortized over their estimated useful economic life using the straight line method. Amortization expense was $22.3 million and $20.8 million for the three months ended September 30, 2007 and 2006, respectively, and $64.2 million and $60.8 million for the nine months ended September 30, 2007 and 2006, respectively.

7. LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
	2007	2006
2.0% convertible senior subordinated notes due June 1, 2015	$820,000	$820,000
Zero Coupon convertible subordinated notes first putable June 2008 (Old)	264	263
Zero Coupon convertible subordinated notes first putable June 2010 (Old)	94	94
Zero Coupon convertible subordinated notes first putable June 2008 (New)	213,529	213,417
Zero Coupon convertible subordinated notes first putable June 2010 (New)	199,783	199,716
Mortgage and building improvement loans	2,373	8,291
Capital lease obligations	3,248	3,787
Other	2,367	2,736
Total debt	1,241,658	1,248,304
Less current portion	(1,237,285)	(1,023,312)
Total long-term debt	$4,373	$224,992

Our convertible notes will be classified as current liabilities and presented in current portion of long-term debt on our consolidated balance sheet if our stock price is above the restricted conversion prices of $56.04, $71.40 or $67.80 with respect to the 2.0% Notes, the 2008 Zero Coupon Notes (Old and New) or the 2010 Zero Coupon Notes (Old and New), respectively at the balance sheet date. At December 31, 2006, our stock price was $70.41, and, therefore, our 2.0% Notes and Zero Coupon Notes first putable June 15, 2010 are considered to be current liabilities and are presented in current portion of long-term debt on our consolidated balance sheet. At September 30, 2007, our stock price was $73.06, and, therefore, all of our convertible notes are considered to be current liabilities and are presented in current portion of long-term debt on our consolidated balance sheet. In addition, our Zero Coupon Notes first putable June 15, 2008 are considered to be current liabilities based on maturity.

In the event that a significant conversion did occur, we believe that we have the ability to fund the payment of principal amounts due through a combination of utilizing our existing cash on hand, raising money in the capital markets or selling our note hedge instruments for cash.

In November 2002, in connection with our planned relocation to a new corporate headquarters, the Pennsylvania Industrial Development Board (“PIDA”) authorized the forgiveness of the outstanding principal balance of $5.3 million due on a loan granted by PIDA in 1995, subject to certain contingencies. At a meeting held in September 2007, the PIDA Board determined to forgive the outstanding principal balance of the loan. As such, we recognized a $5.3 million gain on extinguishment of debt in the third quarter of 2007.

8. LEGAL PROCEEDINGS

PROVIGIL Patent Litigation and Settlements

In March 2003, we filed a patent infringement lawsuit against four companies—Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals, Inc., Ranbaxy Laboratories Limited and Barr Laboratories, Inc.—based upon the abbreviated new drug applications (“ANDA”) filed by each of these firms with the FDA seeking approval to market a generic form of modafinil. The lawsuit claimed infringement of our U.S. Patent No. RE37,516 (the “‘516 Patent”) which covers the pharmaceutical compositions and methods of treatment with the form of modafinil contained in PROVIGIL® (modafinil) [C-IV] and which expires on April 6, 2015. We believe that these four companies were the first to file ANDAs with Paragraph IV certifications and thus are eligible for the 180-day exclusivity provided by the provisions of the Federal Food, Drug and Cosmetic Act. In early 2005, we also filed a patent infringement lawsuit against Carlsbad Technology, Inc. based upon the Paragraph IV ANDA related to modafinil that Carlsbad filed with the FDA.

In late 2005 and early 2006, we entered into settlement agreements with each of Teva, Mylan, Ranbaxy and Barr; in August 2006, we entered into a settlement agreement with Carlsbad and its development partner, Watson Pharmaceuticals, Inc., which we understand has the right to commercialize the Carlsbad product if approved by the FDA. As part of these separate settlements, we agreed to grant to each of these parties a non-exclusive royalty-bearing right to market and sell a generic version of PROVIGIL in the United States. These licenses will become effective in April 2012, subject to applicable regulatory considerations. An earlier entry may occur based upon the entry of a generic version of PROVIGIL.

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

Each of the settlements has been filed with both the U.S. Federal Trade Commission (the “FTC”) and the Antitrust Division of the U.S. Department of Justice (the “DOJ”) as required by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”). The FTC is conducting an investigation of each of the PROVIGIL settlements and has issued a subpoena and requested documents and other information from us. We are cooperating fully with the FTC and its ongoing investigation, and expect to continue to cooperate. The FTC could determine to challenge in an administrative or judicial proceeding any or all of the settlements if it believes that the agreements violate the antitrust laws, although we believe that such a challenge would take years to resolve. We expect that the Commissioners of the FTC will formally decide in the near future whether or not to bring such an action against us.

We also are aware of numerous private antitrust complaints filed in the U.S. District Court for the Eastern District of Pennsylvania, each naming Cephalon, Barr, Mylan, Teva and Ranbaxy as co-defendants and claiming, among other things, that the patent litigation settlements concerning PROVIGIL violate the antitrust laws of the United States and, in some cases, certain state laws. All but one of these actions have been consolidated into a complaint on behalf of a class of direct purchasers of PROVIGIL and a separate complaint on behalf of a class of consumers and other indirect purchasers of PROVIGIL. A separate complaint filed by an indirect purchaser of PROVIGIL was filed in September 2007. The plaintiffs in all of these actions are seeking monetary damages and/or equitable relief. We moved to dismiss the class action complaints in November 2006.

Separately, in June 2006, Apotex, Inc., a subsequent ANDA filer seeking FDA approval of a generic form of modafinil, filed suit against us also in the U.S. District Court for the Eastern District of Pennsylvania alleging similar violations of antitrust laws and state law. Apotex asserts that the PROVIGIL settlement agreements improperly prevent it from obtaining FDA approval of its ANDA, and seeks monetary and equitable remedies. Apotex also seeks a declaratory judgment that the ‘516 Patent is invalid, unenforceable and/or not infringed by its proposed generic. We filed a motion to dismiss the Apotex case in late September 2006. We believe that the complaints described in the preceding paragraph and the Apotex complaint are without merit. While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

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

ACTIQ Patent Litigation and Settlement

In early 2006, we settled with Barr our pending patent infringement dispute in the United States related to Barr’s ANDA filed with the FDA seeking to sell a generic version of ACTIQ (“generic OTFC”). Under the settlement, we granted to Barr an exclusive royalty bearing right to market and sell generic OTFC in the United States. The settlement with Barr related to ACTIQ® (oral transmucosal fentanyl citrate) [C-II] has been filed with both the FTC and the DOJ as required by the Medicare Modernization Act. The FTC has requested from us, and we have provided, certain information in connection with its review of this settlement. The FTC, the DOJ, or a private party could challenge in an administrative or judicial proceeding the settlement with Barr if they believe that the agreement violates the antitrust laws.

U.S. Attorney’s Office and Connecticut Attorney General Investigations and Related Matters

In early November 2007, we announced that we had reached an agreement in principle with the U.S. Attorney’s Office (“USAO”) in Philadelphia and the DOJ with respect to the USAO investigation that began in September 2004. The investigation has focused on our sales and promotional practices with respect to ACTIQ, GABITRIL® (tiagabine hydrochloride) and PROVIGIL. Under this agreement, we now expect to pay $425.0 million as part of a comprehensive settlement of all Federal and related state Medicaid claims. During the third quarter of 2007, we increased our existing reserve by $369.0 million to $425.0 million in contemplation of this payment. In addition, the Company will agree to a single federal misdemeanor violation of the Federal Food, Drug and Cosmetic Act and will enter into a corporate integrity agreement with the Office of Inspector General of the U.S. Department of Health and Human Services. The terms described above are subject to negotiation and the execution of the final settlement and corporate integrity agreements. There can be no assurance that the settlement will be finalized on the terms outlined above.

In September 2004, we announced that we had received a voluntary request for information from the Office of the Connecticut Attorney General that also appears to be focused on our sales and promotional practices with respect to ACTIQ, GABITRIL and PROVIGIL. We are cooperating with this Office, are providing documents and other information in response to these and additional requests and are engaged in ongoing discussions with them. In late October 2007, we also received a civil demand for information from the Office of the Massachusetts Attorney General that is focused on sales and promotional practices with respect to ACTIQ, FENTORA® (fentanyl buccal tablet) [C-II] and certain of our other products. We intend to cooperate with this request as well. Both of these matters may involve civil penalties and/or fines. The payment of any settlement or judgment amount and/or fines could have a material adverse effect on our financial position, liquidity and results of operations. Furthermore, it is reasonably likely that we will face future additional requests for information from other state attorneys general focused on historical sales and promotional practices for our U.S. products. If civil penalties and/or fines were to result from such investigations, it could materially and adversely effect our financial position, liquidity and results of operations.

In November 2007, we were served with a putative class action complaint filed on behalf of entities that claim to have purchased ACTIQ for use in non-cancer patients. The complaint alleges violations of various state consumer protection laws, as well as the violation of the common law of unjust enrichment, and seeks an unspecified amount of money in actual, punitive and/or treble damages, with interest, and/or disgorgement of profits. We believe the allegations in the complaint are without merit, and we intend to vigorously defend ourselves in this matter and in any similar actions that may be filed in the future.

In March 2007, we received a letter requesting information related to ACTIQ and FENTORA from Congressman Henry A. Waxman in his capacity as Chairman of the House Committee on Oversight and Government Reform. The letter cites two articles concerning ACTIQ published in The Wall Street Journal in November 2006 and requests information concerning our sales and marketing practices for ACTIQ and FENTORA, among other things. We are cooperating with this request and are continuing to provide documents and other information to the Committee.

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

9. COMPREHENSIVE INCOME (LOSS)

The components of total comprehensive income (loss) are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss)	$(306,763)	$95,741	$(235,886)	$149,725
Foreign currency translation gains	21,681	13,209	39,155	47,635
Prior service costs and gains on retirement-related plans	14	—	59	—
Change in unrealized investment gains and losses	36	(159)	30	871
Other comprehensive income	21,731	13,050	39,244	48,506
Comprehensive income (loss)	$(285,032)	$108,791	$(196,642)	$198,231

10. EARNINGS PER SHARE (“EPS”)

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

The number of shares included in the diluted EPS calculation for the convertible subordinated notes and warrants is as follows:

	Three months ended			Nine months ended
	September 30,			September 30,
(In thousands, except per share data)	2007*	2006		2007*	2006
Average market price per share of Cephalon stock	$74.80	$60.29		$75.15	$64.30

Shares included in diluted EPS calculation:
2.0% Notes	—	4,440		—	5,392
New Zero Coupon Notes	—	500		—	1,276
Warrants related to 2.0% Notes	—	—	†	—	—	†
Warrants related to New Zero Coupon Notes	—	—	†	—	—	†
Total (Treasury Stock Method)	—	4,940		—	6,668
Other (“If-Converted” Method)	—	130		—	130
Total	—	5,070		—	6,798

* Since there was a net loss for the three and nine months ended September 30, 2007, there is no impact from these notes or warrants on the number of diluted shares included in the diluted EPS calculation.

† No shares are included because the average market price per share of our common stock did not exceed the warrant strike prices of the 2.0% Notes or New Zero Coupon Notes.

The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted income (loss) per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2007	2006	2007	2006
Basic income (loss) per common share computation:
Numerator:
Net income (loss) used for basic income (loss) per common share	$(306,763)	$95,741	$(235,886)	$149,725
Denominator:
Weighted average shares used for basic income (loss) per common share	66,931	60,762	66,398	60,415

Basic income (loss) per common share	$(4.58)	$1.58	$(3.55)	$2.48

Diluted income (loss) per common share computation:
Numerator:
Net income (loss) used for basic income (loss) per common share	$(306,763)	$95,741	$(235,886)	$149,725
Interest on convertible notes (net of tax)	—	40	—	121
Net income (loss) used for diluted income (loss) per common share	$(306,763)	$95,781	$(235,886)	$149,846
Denominator:
Weighted average shares used for basic income (loss) per common share	66,931	60,762	66,398	60,415
Effect of dilutive securities:
Convertible subordinated notes and warrants	—	5,070	—	6,798
Employee stock options and restricted stock units	—	1,240	—	1,708
Weighted average shares used for diluted income (loss) per common share	66,931	67,072	66,398	68,921

Diluted income (loss) per common share	$(4.58)	$1.43	$(3.55)	$2.17

The following reconciliation shows the shares excluded from the calculation of diluted income (loss) per common share as the inclusion of such shares would be anti-dilutive:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006
Weighted average shares excluded:
Convertible subordinated notes and warrants	35,020	32,640	35,096	32,640
Employee stock options and restricted stock units	2,934	2,513	3,028	2,343
	37,954	35,153	38,124	34,983

11. SEGMENT INFORMATION

Revenues by segment for the three months ended September 30:

	2007			2006
	United States	Europe	Total	United States	Europe	Total
Sales:
PROVIGIL	$202,202	$14,904	$217,106	$193,462	$11,081	$204,543
GABITRIL	12,952	881	13,833	14,604	723	15,327
Central Nervous System (“CNS”) disorders	215,154	15,785	230,939	208,066	11,804	219,870

ACTIQ	45,946	10,007	55,953	179,651	7,585	187,236
Generic OTFC	32,689	—	32,689	—	—	—
FENTORA	33,193	—	33,193	—	—	—
Pain	111,828	10,007	121,835	179,651	7,585	187,236

Other	19,291	56,664	75,955	13,292	50,115	63,407
Total Sales	346,273	82,456	428,729	401,009	69,504	470,513
Other Revenues	8,823	869	9,692	9,189	2,631	11,820
Total External Revenues	355,096	83,325	438,421	410,198	72,135	482,333
Inter-Segment Revenues	1,356	13,051	14,407	3,233	28,176	31,409
Elimination of Inter-Segment Revenues	(1,356)	(13,051)	(14,407)	(3,233)	(28,176)	(31,409)
Total Revenues	$355,096	$83,325	$438,421	$410,198	$72,135	$482,333

Revenues by segment for the nine months ended September 30:

	2007			2006
	United States	Europe	Total	United States	Europe	Total
Sales:
PROVIGIL	$593,394	$39,171	$632,565	$500,941	$29,219	$530,160
GABITRIL	39,814	6,268	46,082	42,166	3,510	45,676
CNS	633,208	45,439	678,647	543,107	32,729	575,836

ACTIQ	157,097	28,638	185,735	457,679	19,213	476,892
Generic OTFC	97,562	—	97,562	—	—	—
FENTORA	101,224	—	101,224	—	—	—
Pain	355,883	28,638	384,521	457,679	19,213	476,892

Other	53,867	170,767	224,634	41,661	152,436	194,097
Total Sales	1,042,958	244,844	1,287,802	1,042,447	204,378	1,246,825
Other Revenues	32,315	2,550	34,865	26,510	6,052	32,562
Total External Revenues	1,075,273	247,394	1,322,667	1,068,957	210,430	1,279,387
Inter-Segment Revenues	15,702	51,222	66,924	12,073	76,370	88,443
Elimination of Inter-Segment Revenues	(15,702)	(51,222)	(66,924)	(12,073)	(76,370)	(88,443)
Total Revenues	$1,075,273	$247,394	$1,322,667	$1,068,957	$210,430	$1,279,387

Income (loss) before income taxes by segment:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
United States	$(279,352)	$160,358	$(125,375)	$280,907
Europe	(2,448)	(5,540)	(7,898)	(39,615)
Total	$(281,800)	$154,818	$(133,273)	$241,292

Total assets by segment:

	September 30,	December 31,
	2007	2006
United States	$2,280,574	$2,075,530
Europe	1,118,130	969,967
Total	$3,398,704	$3,045,497

12. INCOME TAXES

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

The impact to net income of accrued interest and penalties related to uncertain tax positions is not significant.

For the nine months ended September 30, 2007, we recorded reserves totaling $425.0 million related to the potential resolution of the U.S. Attorney’s investigation discussed in Note 8. At this time, we have not recognized a tax benefit for the settlement reserve due to the uncertainty associated with the tax treatment of any potential settlement.

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

EXECUTIVE SUMMARY

Cephalon is an international biopharmaceutical company dedicated to the discovery, development and marketing of innovative products to treat human diseases. We currently focus our efforts in four core therapeutic areas: central nervous system (“CNS”) disorders, pain, oncology and addiction. In addition to conducting an active research and development program, we market seven proprietary products in the United States and numerous products in various countries throughout Europe. Consistent with our core therapeutic areas, we have aligned our approximately 740-person U.S. field sales and sales management teams by area. In Europe, we have a sales and marketing organization numbering approximately 410 persons that supports our presence in nearly 20 European countries, including France, the United Kingdom, Germany, Italy and Spain.

In early November 2007, we announced that we had reached an agreement in principle with the U.S. Attorney’s Office (“USAO”) in Philadelphia and the U.S. Department of Justice with respect to the USAO investigation that began in September 2004. The investigation has focused on our sales and promotional practices with respect to ACTIQ® (oral transmucosal fentanyl citrate) [C-II], GABITRIL® (tiagabine hydrochloride) and PROVIGIL. Under this agreement, we now expect to pay $425.0 million as part of a comprehensive settlement of all Federal and related state Medicaid claims. During the third quarter of 2007, we increased our existing reserve by $369.0 million to $425.0 million in contemplation of this payment. In addition, the Company will agree to a single federal misdemeanor violation of the Federal Food, Drug and Cosmetic Act and enter into a corporate integrity agreement with the Office of Inspector General of the U.S. Department of Health and Human Services. The terms described above are subject to negotiation and the execution of the final settlement and corporate integrity agreements. There can be no assurance that the settlement will be finalized on the terms outlined above.

Our most significant product is PROVIGIL, which comprised 49% of our total consolidated net sales for the nine months ended September 30, 2007, of which 94% was in the U.S. market. For the nine months ended September 30, 2007, consolidated net sales of PROVIGIL increased 19% over the nine months ended September 30, 2006. Under our co-promotion agreement with Takeda Pharmaceuticals North America, Inc., 500 Takeda sales representatives began promoting PROVIGIL in the second position to primary care physicians and other appropriate health care professionals in the United States beginning July 1, 2006. Effective January 1, 2007, an additional 250 Takeda sales representatives were added, all of whom are detailing PROVIGIL in the first position. Together with our CNS field sales and sales management teams, we now have nearly 1,200 persons focused on detailing PROVIGIL in the United States.

Our second most significant product is ACTIQ (including our generic version of ACTIQ (“generic OTFC”)), which comprised 22% of our total consolidated net sales for the nine months ended September 30, 2007, of which 90% was in the U.S. market. In late September 2006, Barr Laboratories, Inc. entered the U.S. market with generic OTFC pursuant to our license and supply agreement. As a result, ACTIQ sales have been meaningfully eroded by generic OTFC products sold by Barr and by us through our sales agent, Watson Pharmaceuticals, Inc., and we expect this erosion will continue during the remainder of 2007. In addition, under our license and supply agreement with Barr, we are obligated to sell generic OTFC to Barr for its resale in the United States. While we currently have available fentanyl quota to produce ACTIQ and generic OTFC, in the future we could face shortages of quota that could negatively impact our ability to supply product to Barr or to produce ACTIQ or our generic OTFC product. If we are unable to provide product to Barr, it is possible that either Barr or the U.S. Federal Trade Commission (the “FTC”) could claim that this failure is a breach of our agreements with these parties.

In August 2007, we acquired the North American rights to AMRIX™ (cyclobenzaprine hydrochloride extended-release capsules) from E. Claiborne Robins Company, Inc., a privately-held company d/b/a ECR Pharmaceuticals (“ECR”). We made an initial payment of $100.1 million cash to ECR upon the closing of the acquisition, $0.9 million and $99.2 million of which was capitalized as inventory and an intangible asset, respectively. ECR also could receive up to an additional $255 million in milestone payments that are contingent on attainment of certain agreed-upon sales levels of AMRIX. Two dosage strengths of AMRIX (15 mg and 30 mg) were approved in February 2007 by the U.S. Food and Drug

Administration (the “FDA”) for short-term use as an adjunct to rest and physical therapy for relief of muscle spasm associated with acute, painful musculoskeletal conditions.  We made the product available in the United States in October 2007 and will commence a full U.S. launch in November 2007.

In June 2007, we secured final FDA approval of NUVIGIL for the treatment of excessive sleepiness associated with narcolepsy, obstructive sleep apnea/hypopnea syndrome (“OSA/HS”) and shift work sleep disorder (“SWSD”). NUVIGIL is a single-isomer formulation of modafinil, the active ingredient in PROVIGIL. NUVIGIL is protected by a composition of matter patent that will expire on December 18, 2023 and covers a novel polymorphic form of armodafinil, the active pharmaceutical ingredient in NUVIGIL. The final NUVIGIL labeling includes a bolded warning section that characterizes the potential occurrence of serious skin rash and hypersensitivity in patients taking modafinil and armodafinil. In September 2007, we finalized revisions to the label for PROVIGIL that make the NUVIGIL and PROVIGIL labels consistent.

In late September 2006, we received FDA approval of our next-generation proprietary pain product, FENTORA® (fentanyl buccal tablet) [C-II], and launched the product in the United States in early October 2006. FENTORA is indicated for the management of breakthrough pain in patients with cancer who are already receiving and are tolerant to opioid therapy for their underlying persistent cancer pain. We are focusing our longer-term clinical strategy on developing FENTORA for opioid-tolerant patients with breakthrough pain associated with other conditions, including neuropathic pain and back pain. In October 2006, January 2007 and August 2007, we announced positive data from three Phase 3 clinical trials of FENTORA. We plan to submit a sNDA to the FDA in November 2007 that will seek to expand the labeled indications for FENTORA beyond breakthrough pain in opioid-tolerant patients with cancer.

In September 2007, we submitted a new drug application (“NDA”) to the FDA requesting approval of TREANDA® (bendamustine HCl) for the treatment of patients with chronic lymphocytic leukemia. The FDA has accepted this NDA and has granted an orphan drug designation to TREANDA for this indication. In October 2007, we announced positive results from a Phase 3 clinical trial of TREANDA in patients with indolent non-Hodgkin’s lymphoma. We anticipate filing an NDA with FDA for this indication by the end of 2007.

In April 2006, the FDA approved VIVITROL, and we launched the product in June 2006. VIVITROL is indicated for the treatment of alcohol dependent patients who are able to abstain from alcohol in an outpatient setting and are not actively drinking when initiating treatment. Treatment with VIVITROL should be used in combination with psychosocial support, such as counseling or group therapy. Under the license and collaboration agreement we signed with Alkermes, Inc. in June 2005, Alkermes is responsible for manufacturing commercial supplies of VIVITROL and we have primary responsibility for the marketing and sale of the product. While we have made steady progress in increasing sales and physician awareness of this product, we have determined to reduce the level of our sales and marketing expenses for this product, including a reduction in the number of sales representative promoting the product, to what we believe is an appropriate spending level for this product.

As a biopharmaceutical company, our future success is highly dependent on obtaining and maintaining patent protection for our products and technology. We intend to vigorously defend the validity, and prevent infringement, of our patents. The loss of patent protection on any of our existing products, whether by third-party challenge, invalidation, circumvention, license or patent expiration, could materially impact our results of operations. In late 2005 and early 2006, we entered into settlement agreements with each of Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Laboratories Limited and Barr Laboratories, Inc. For more information concerning these settlements and the August 2006 settlement with Carlsbad Technology, Inc., see Note 8 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our activities and operations are subject to significant government regulations and oversight. In September 2004, we announced that we had received a voluntary request for information from the Office of the Connecticut Attorney General that appears to be focused on our sales and promotional practices with respect to ACTIQ, GABITRIL and PROVIGIL. We are cooperating with this Office, are providing documents and other information in response to these and additional requests and are engaged in ongoing discussions with them. In late October 2007, we also received a civil demand for information from the Office of the Massachusetts Attorney General that is focused on sales and promotional practices with respect to ACTIQ, FENTORA and certain of our other products. We intend to cooperate with this request as well. Both of these matters may involve civil penalties and/or fines. The payment of any settlement or judgment amount and/or fines could have a material adverse effect on our financial position, liquidity and results of operations. Furthermore, it is reasonably likely that we will face future additional requests for information from other state attorneys general focused on historical sales and promotional practices for our U.S. products. If civil or other penalties or fines were to result from such investigations, it could materially and adversely effect our financial position, liquidity and results of operations. For more information concerning related legal matters, see Note 8 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We have significant levels of indebtedness outstanding, nearly all of which consists of convertible notes. Under the terms of the indentures governing nearly all of our notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. For a more complete description of these notes, see Note 7 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 10 to our Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. We do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, there are no restrictions on our use of this cash, and the cash available to repay indebtedness may decline over time.

As of September 30, 2007, the fair value of both the 2.0% Notes and the Zero Coupon Notes is greater than the value of the shares into which such notes are convertible. We believe that the share price of our common stock would have to significantly increase over the market price as of the filing date of this report before the fair value of the convertible notes would be less than the value of the common stock shares underlying the notes. As such, we believe it is highly unlikely that holders of the 2.0% Notes or Zero Coupon Notes will present significant amounts of such notes for conversion under the current terms. In the unlikely event that a significant conversion did occur, we believe that we have the ability to raise sufficient cash to repay the principal amounts due through a combination of utilizing our existing cash on hand, raising money in the capital markets or selling our note hedge instruments for cash. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

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

RESULTS OF OPERATIONS

(In thousands)

Three months ended September 30, 2007 compared to three months ended September 30, 2006:

	Three months ended
	September 30,
	2007			2006			% Increase (Decrease)
	United States	Europe	Total	United States	Europe	Total	United States	Europe	Total
Sales:
PROVIGIL	$202,202	$14,904	$217,106	$193,462	$11,081	$204,543	5%	35%	6%
GABITRIL	12,952	881	13,833	14,604	723	15,327	(11)%	22%	(10)%
CNS	215,154	15,785	230,939	208,066	11,804	219,870	3%	34%	5%

ACTIQ	45,946	10,007	55,953	179,651	7,585	187,236	(74)%	32%	(70)%
Generic OTFC	32,689	—	32,689	—	—	—	100%	—%	100%
FENTORA	33,193	—	33,193	—	—	—	100%	—%	100%
Pain	111,828	10,007	121,835	179,651	7,585	187,236	(38)%	32%	(35)%

Other	19,291	56,664	75,955	13,292	50,115	63,407	45%	13%	20%
Total Sales	346,273	82,456	428,729	401,009	69,504	470,513	(14)%	19%	(9)%
Other Revenues	8,823	869	9,692	9,189	2,631	11,820	(4)%	(67)%	(18)%
Total Revenues	$355,096	$83,325	$438,421	$410,198	$72,135	$482,333	(13)%	16%	(9)%

Sales—In the United States, we sell our proprietary products to pharmaceutical wholesalers, the largest three of which accounted for 65% and 66% of our total consolidated gross sales for the three and nine months ended September 30, 2007, respectively. Decisions made by these wholesalers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) can materially affect the level of our sales in any particular period and thus may not necessarily correlate to the number of prescriptions written for our products as reported by IMS Health Incorporated.

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

As of September 30, 2007, we received information from substantially all of our U.S. wholesaler customers about the levels of inventory they held for our U.S. branded products. Based on this information, which we have not independently verified, we believe that total inventory held at these wholesalers is approximately two to three weeks supply of our U.S. branded products at our current sales levels. At September 30, 2007, we believe that inventory held at wholesalers and retailers of our generic OTFC product, launched in October 2006, is approximately three to four months supply.

For the three months ended September 30, 2007, sales were impacted by changes in the product sales allowances deducted from gross sales as described further below and by changes in the relative levels of the number of units of inventory held at wholesalers and retailers. For the three months ended September 30, 2007, total sales decreased 9% as compared to the three months ended September 30, 2006. The other key factors that contributed to the changes in sales are summarized by product as follows:

•                  In CNS, sales of PROVIGIL increased 6 percent. Demand for PROVIGIL increased as evidenced by an increase in U.S. prescriptions for PROVIGIL of 7%, according to IMS Health. For the three months ended September 30, 2007, sales of PROVIGIL also were impacted by domestic price increases of 5% from period to period.

•                  In Pain, sales decreased 35 percent. Sales of ACTIQ were impacted by an increase in domestic prices of 36% from period to period, offset by an 86% decrease in U.S. prescriptions, according to IMS Health, resulting from the introduction of generic competition to ACTIQ in October 2006. For the three months ended September 30, 2007, we recognized $32.7 million of revenue related to sales of our own generic OTFC and shipments of our generic OTFC to Barr and $33.2 million of revenue related to sales of FENTORA. During the remainder of 2007, we expect overall sales of our Pain products to decrease compared to the same period in 2006 and the first three quarters of 2007 based on a continued shift in market share from ACTIQ to generic OTFC, partially offset by the sales of FENTORA.

•                  Other sales, which consist primarily of sales of other products and certain third party products, increased 20 percent. The increase is attributable to an increase of $6.5 million in sales of our European products, primarily driven by sales in France and sales of oncology products in Europe.

Other Revenues—The decrease of 18% from period to period is primarily due to a decrease in revenues from our collaborators including royalties, milestone payments and fees.

Analysis of gross sales to net sales—The following table presents the product sales allowances deducted from gross sales to arrive at a net sales figure:

	Three months ended
	September 30,
	2007	2006	Change	% Change
Gross sales	$479,065	$492,385	$(13,320)	(3)%
Product sales allowances:
Prompt payment discounts	7,781	8,007	(226)	(3)%
Wholesaler discounts	5,373	437	4,936	1,130%
Returns	(2,598)	4,407	(7,005)	(159)%
Coupons	8,713	5,887	2,826	48%
Medicaid discounts	10,648	8,828	1,820	21%
Medicare Part D discounts	482	226	256	113%
Managed care and governmental contracts	19,937	(5,920)	25,857	437%
	50,336	21,872	28,464
Net sales	$428,729	$470,513	$(41,784)	(9)%
Product sales allowances as a percentage of gross sales	10.5%	4.4%

Prompt payment discounts, generally granted at 2% of sales, decreased for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 due to lower sales revenue during the quarter. Wholesaler discounts increased $4.9 million period over period because cumulative price increases as of September 30, 2006 produced wholesaler credits that partially offset the wholesaler discounts that would have been recorded for the same period. Returns decreased both as a result of our historical returns experience, particularly related to our CNS products, that is used in the calculation of our returns reserve requirements, and based on current retail pipeline data. Coupons increased for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 as a result of the distribution of coupons for FENTORA, which was launched in October 2006, offset by the elimination and expiration of ACTIQ coupons on September 30, 2006.

Medicaid discounts increased for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 due to increases in our pipeline accruals. Managed care and governmental contracts increased for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 due to additional rebates for certain managed care and governmental programs, particularly with respect to sales of our generic OTFC product. In addition, we recognized a reduction in the managed care and governmental contracts allowance of $13.3 million in the third quarter of 2006, representing amounts paid to the U.S. Department of Defense (“DoD”) under the Tricare program from October 2004 through June 30, 2006. In October 2006, the DoD announced that it would reimburse all companies that had voluntarily made such payments under the Tricare program due to the U.S. Court of Appeals September 2006 ruling. In the future, we expect product sales allowances as a percentage of gross sales to trend upward due to the impact of potential future price increases on Medicaid discounts and potential increases related to Medicaid, Medicare Part D, managed care and governmental contracts sales.

	Three months ended
	September 30,
	2007	2006	Change	% Change
Costs and expenses:
Cost of sales	$82,258	$83,160	$(902)	(1)%
Research and development	93,527	86,439	7,088	8%
Selling, general and administrative	186,456	161,108	25,348	16%
Settlement reserve	369,000	—	369,000	100%
	$731,241	$330,707	$400,534	121%

Cost of Sales—The cost of sales was 19.2% of net sales for the three months ended September 30, 2007 and 17.7% of net sales for the three months ended September 30, 2006. This increase is primarily due to an increase in production costs as a percentage of sales as a result of the construction and upgrade of facilities in the U.S. for our Pain products during late 2006 and early 2007 and the mix of product margins of our corresponding product sales, in particular the shift in market share from ACTIQ to generic OTFC for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. Amortization expense included in cost of sales was $22.3 million for the three months ended September 30, 2007 as compared to $20.8 million for the three months ended September 30, 2006.

Research and Development Expenses—Research and development expenses increased $7.1 million, or 8%, for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. This increase is primarily attributable to the recognition of a $15.0 million milestone payment related to our NDA filing for TREANDA, partially offset by lower expenses associated with reduced levels of clinical activity in 2007 as compared to 2006.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $25.3 million, or 16%, for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 primarily due to the cessation of the reimbursement of expenses from Alkermes related to the promotion of VIVITROL of $8.7 million, increased sales and marketing spending on oncology products and expenses incurred under our agreements with Takeda and Watson.

Settlement Reserve—During the third quarter of 2007, we increased our existing settlement reserve by $369.0 million related to the terms of the agreement in principle reached with the U.S. Attorney’s Office. See Note 8 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three months ended
	September 30,
	2007	2006	Change	% Change
Other income (expense):
Interest income	$8,868	$7,046	$1,822	26%
Interest expense	(5,660)	(4,749)	(911)	(19)%
Gain on extinguishment of debt	5,319	—	5,319	100%
Other income (expense), net	2,493	895	1,598	179%
	$11,020	$3,192	$7,828	245%

Other Income (Expense)—Other income (expense) increased $7.8 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The increase was attributable to the following factors:

•                  an increase in interest income for the three months ended September 30, 2007 due to higher average investment balances; and

•                  a $5.3 million gain on extinguishment of debt related to the Pennsylvania Industrial Development Board (“PIDA”) loan forgiveness in the third quarter of 2007.

	Three months ended
	September 30,
	2007	2006	Change	% Change
Income tax expense	$24,963	$59,077	$(34,114)	(58)%

Income Taxes—For the three months ended September 30, 2007, we recognized $25.0 million of income tax expense on loss before income taxes of $281.8 million, as we have not yet recognized a tax benefit for the $369.0 million increase in our settlement reserve recorded in the third quarter of 2007 due to the uncertainty associated with the tax treatment of any potential settlement. This compared to income tax expense for the three months ended September 30, 2006 of $59.1 million on income before income taxes of $154.8 million, resulting in an effective tax rate of 38.2 percent.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006:

	Nine months ended
	September 30,
	2007			2006			% Increase (Decrease)
	United States	Europe	Total	United States	Europe	Total	United States	Europe	Total
Sales:
PROVIGIL	$593,394	$39,171	$632,565	$500,941	$29,219	$530,160	18%	34%	19%
GABITRIL	39,814	6,268	46,082	42,166	3,510	45,676	(6)%	79%	1%
CNS	633,208	45,439	678,647	543,107	32,729	575,836	17%	39%	18%

ACTIQ	157,097	28,638	185,735	457,679	19,213	476,892	(66)%	49%	(61)%
Generic OTFC	97,562	—	97,562	—	—	—	100%	—%	100%
FENTORA	101,224	—	101,224	—	—	—	100%	—%	100%
Pain	355,883	28,638	384,521	457,679	19,213	476,892	(22)%	49%	(19)%

Other	53,867	170,767	224,634	41,661	152,436	194,097	29%	12%	16%
Total Sales	1,042,958	244,844	1,287,802	1,042,447	204,378	1,246,825	—%	20%	3%
Other Revenues	32,315	2,550	34,865	26,510	6,052	32,562	22%	(58)%	7%
Total Revenues	$1,075,273	$247,394	$1,322,667	$1,068,957	$210,430	$1,279,387	1%	18%	3%

Sales—For the nine months ended September 30, 2007, sales were impacted by changes in the product sales allowances deducted from gross sales as described further below and by changes in the relative levels of the number of units of inventory held at wholesalers and retailers. For the nine months ended September 30, 2007, total sales increased 3% as compared to the nine months ended September 30, 2006. The other key factors that contributed to the changes in sales are summarized by product as follows:

•                  In CNS, sales of PROVIGIL increased 19 percent. Demand for PROVIGIL increased as evidenced by an increase in U.S. prescriptions for PROVIGIL of 11%, according to IMS Health. For the nine months ended September 30, 2007, sales of PROVIGIL also were impacted by domestic price increases of 6% from period to period.

•                  In Pain, sales decreased 19 percent. Sales of ACTIQ were impacted by an increase in domestic prices of 58% from period to period, offset by an 82% decrease in U.S. prescriptions, according to IMS Health, resulting from the introduction of generic competition to ACTIQ in October 2006. For the nine months ended September 30, 2007, we recognized $97.6 million of revenue related to sales of our own generic OTFC and shipments of our generic OTFC to Barr and $101.2 million of revenue related to sales of FENTORA. During the remainder of 2007, we expect overall sales of our Pain products to decrease compared to the same period in 2006 and the first three quarters of 2007 based on a continued shift in market share from ACTIQ to generic OTFC, partially offset by the sales of FENTORA.

•                  Other sales, which consist primarily of sales of other products and certain third party products, increased 16 percent. The increase is attributable to an increase of $18.3 million in sales of our European products, primarily driven by sales in France and sales of oncology products in Europe. In addition, other sales in the U.S. increased $12.2 million, primarily driven by increases in sales of VIVITROL and TRISENOX.

Other Revenues—The increase of 7% from period to period is primarily due to an increase in revenues from our collaborators including royalties, milestone payments and fees.

Analysis of gross sales to net sales—The following table presents the product sales allowances deducted from gross sales to arrive at a net sales figure:

	Nine months ended
	September 30,
	2007	2006	Change	% Change
Gross sales	$1,444,003	$1,356,371	$87,632	6%
Product sales allowances:
Prompt payment discounts	23,639	23,226	413	2%
Wholesaler discounts	15,723	2,629	13,094	498%
Returns	9,258	14,517	(5,259)	(36)%
Coupons	19,895	21,365	(1,470)	(7)%
Medicaid discounts	29,277	32,711	(3,434)	(10)%
Medicare Part D discounts	1,039	1,468	(429)	(29)%
Managed care and governmental contracts	57,370	13,630	43,740	321%
	156,201	109,546	46,655
Net sales	$1,287,802	$1,246,825	$40,977	3%
Product sales allowances as a percentage of gross sales	10.8%	8.1%

Prompt payment discounts, generally granted at 2% of sales, increased for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 due to the increase in sales revenue. Wholesaler discounts increased $13.1 million period over period because cumulative price increases as of September 30, 2006 produced wholesaler credits that partially offset the wholesaler discounts that would have been recorded for the same period. Returns decreased both as a result of our historical returns experience, particularly related to our CNS products, that is used in the calculation of our returns reserve requirements, and based on current retail pipeline data. Coupons decreased for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 as a result of the elimination and expiration of ACTIQ coupons on September 30, 2006, offset by the distribution of coupons for FENTORA, which was launched in October 2006.

Medicaid discounts decreased for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 due to the lower sales and Medicaid utilization of our Pain products, especially branded ACTIQ. Managed care and governmental contracts increased for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 due to additional rebates for certain managed care and governmental programs, particularly with respect to sales of our generic OTFC product. We recognized a reduction in the managed care and governmental contracts allowance of $13.3 million in the third quarter of 2006, representing amounts paid to the DoD under the Tricare program from October 2004 through June 30, 2006. In October 2006, the DoD announced that it would reimburse all companies that had voluntarily made such payments under the Tricare program due to the U.S. Court of Appeals September 2006 ruling. In the future, we expect product sales allowances as a percentage of gross sales to trend upward due to the impact of potential future price increases on Medicaid discounts and potential increases related to Medicaid, Medicare Part D, managed care and governmental contracts sales.

	Nine months ended
	September 30,
	2007	2006	Change	% Change
Costs and expenses:
Cost of sales	$251,970	$250,613	$1,357	1%
Research and development	274,078	294,899	(20,821)	(7)%
Selling, general and administrative	527,962	470,158	57,804	12%
Settlement reserve	425,000	—	425,000	100%
Impairment charge	—	12,417	(12,417)	(100)%
	$1,479,010	$1,028,087	$450,923	44%

Cost of Sales—The cost of sales was 19.6% of net sales for the nine months ended September 30, 2007 and 20.1% of net sales for the nine months ended September 30, 2006. This decrease is primarily due to lower royalty expenses for ACTIQ resulting from the decline in the royalty rate upon the expiration of the ACTIQ patents in September 2006, the favorable mix of product margins for certain of our product sales for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, the net effect of price increases on our three major U.S. products and an $8.6 million inventory reserve related to SPARLON recorded in the second quarter of 2006. The decrease was partially offset by a charge of $3.5 million in the first quarter of 2007 for the termination of a materials supply agreement and a decrease in product margin for our Pain products resulting from the shift in market share from ACTIQ to generic OTFC. Amortization expense included in cost of sales was $64.2 million for the nine months ended September 30, 2007 as compared to $60.8 million for the nine months ended September 30, 2006.

Research and Development Expenses—Research and development expenses decreased $20.8 million, or 7%, for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. For the nine months ended September 30, 2007 and 2006, we recognized $26.5 million and $45.0 million in up-front payments related to rights acquired to certain development stage products, respectively. We also recognized a $15.0 million milestone payment related to our NDA filing for TREANDA in the third quarter of 2007. This decrease is also attributable to lower expenses associated with reduced levels of clinical activity in 2007 as compared to 2006.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $57.8 million, or 12%, for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 primarily due to the cessation of the reimbursement of expenses from Alkermes related to the promotion of VIVITROL of $21.6 million, increased sales and marketing spending on oncology products and expenses incurred under our agreements with Takeda and Watson, offset by $6.0 million of one-time payments made for the nine months ended September 30, 2006 in connection with PROVIGIL settlement agreements.

Settlement Reserve—For the nine months ended September 30, 2007, we recorded a settlement reserve of $425.0 million related to the terms of the agreement in principle reached with the U.S. Attorney’s Office. See Note 8 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

	Nine months ended
	September 30,
	2007	2006	Change	% Change
Other income (expense):
Interest income	$23,485	$16,736	$6,749	40%
Interest expense	(15,272)	(13,523)	(1,749)	(13)%
Write-off of deferred debt issuance costs	—	(13,105)	13,105	100%
Gain on extinguishment of debt	5,319	—	5,319	100%
Gain on sale of investment	5,791	—	5,791	100%
Other income (expense), net	3,747	(116)	3,863	3,330%
	$23,070	$(10,008)	$33,078	331%

Other Income (Expense)—Other income (expense) increased $33.1 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The increase was attributable to the following factors:

•                  an increase in interest income for the nine months ended September 30, 2007 due to higher investment returns and higher average investment balances;

•                  a $13.1 million write-off in the first quarter of 2006 of deferred debt issuance costs related to our Zero Coupon Notes;

•                  a $5.3 million gain on extinguishment of debt related to the PIDA loan forgiveness in the third quarter of 2007;

•                  a $5.8 million gain on the sale of an investment in a privately-held company in the second quarter of 2007; and

•                  a $3.9 million increase in other income (expense), net primarily due to fluctuations in foreign currency gains and losses in the comparable periods.

	Nine months ended
	September 30,
	2007	2006	Change	% Change
Income tax expense	$102,613	$91,567	$11,046	12%

Income Taxes—For the nine months ended September 30, 2007, we recognized $102.6 million of income tax expense on loss before income taxes of $133.3 million, as we have not yet recognized a tax benefit for the $425.0 million settlement reserve recorded as of September 30, 2007 due to the uncertainty associated with the tax treatment of any potential settlement. This compared to income tax expense for the nine months ended September 30, 2006 of $91.6 million on income before income taxes of $241.3 million, resulting in an effective tax rate of 37.9 percent.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands, except per share data)

Cash, cash equivalents and investments at September 30, 2007 were $731.1 million, representing 22% of total assets, compared to $521.7 million, representing 17% of total assets at December 31, 2006.

Our working capital deficit, which is calculated as current assets less current liabilities, was $631.7 million at September 30, 2007 compared to $268.6 million at December 31, 2006. Certain of our convertible subordinated notes contain conversion terms that will impact whether these notes are classified as current or long-term liabilities and consequently affect our working capital position. At September 30, 2007 and December 31, 2006, $1,233.7 million and $1,019.8 million, respectively, of our convertible subordinated notes were convertible into cash and shares of common stock and were therefore classified as current liabilities on our consolidated balance sheets.

The change in cash and cash equivalents is as follows:

	Nine months ended
	September 30,
	2007	2006
Net cash provided by operating activities	$274,321	$251,190
Net cash provided by (used for) investing activities	(200,934)	30,538
Net cash provided by financing activities	81,279	131,745
Effect of exchange rate changes on cash and cash equivalents	10,804	11,830
Net increase in cash and cash equivalents	$165,470	$425,303

Net Cash Provided by Operating Activities

Cash provided by operating activities is primarily driven by income from sales of our products offset by the timing of receipts and payments in the ordinary course of business. The net loss for the nine months ended September 30, 2007 was offset by changes in accounts payable and accrued expenses resulting from the agreement in principle with the U.S. Attorney’s Office for which $425.0 million has been accrued but not yet paid. See Note 8 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Net Cash Provided by (Used for) Investing Activities

Cash used in investing activities primarily relates to acquisitions of business, technologies, products and product rights and funds invested in our administrative and manufacturing facilities to accommodate our growth. These uses of cash are offset by sales, maturities or purchases of investments associated with our portfolio of available for sale investments.

In August 2007, in association with the acquisition of the North America rights to AMRIX from E. Claiborne Robins Company Inc., we paid $99.2 million for an intangible asset. In addition to other miscellaneous intangible assets acquired during the nine months ended September 30, 2006, in April 2006 we paid $110.0 million to Alkermes following FDA approval of VIVITROL.

In June 2007, we received cash proceeds of $12.3 million on the sale of an investment in a privately-held company. For the nine months ended September 30, 2007 and 2006, we made capital expenditures of $70.9 million and $97.1 million, respectively, which included expenditures associated with our ongoing expansion and improvements of our research and development facilities in France and West Chester, Pennsylvania and other infrastructure improvements such as the SAP® implementation.

Net Cash Provided by Financing Activities

Cash provided by financing activities primarily relates to proceeds and payments on long-term debt and employee stock option activity.

For the nine months ended September 30, 2007 and 2006, proceeds from stock option exercises were $74.4 million and $112.8 million, respectively. The corresponding incremental windfall tax benefits from stock-based compensation for those same periods were $9.9 million and $21.9 million, respectively.

Contractual Obligations

During the fourth quarter of 2007, we expect to pay the former Salmedix shareholders a $15.0 million milestone payment following the FDA’s acceptance of our NDA filing for TREANDA. Upon FDA approval of TREANDA, we will become obligated to pay the former Salmedix shareholders an additional $25.0 million milestone payment. There have been no other material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2006. The table excludes our liability for net unrecognized tax benefits, which totaled $42.9 million as of January 1, 2007 and $44.7 million as of September 30, 2007, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

Outlook

We expect to use our cash, cash equivalents and investments for working capital and general corporate purposes, including the expected payment of the $425.0 million settlement with the U.S. Attorney’s Office, acquisition of businesses, products, product rights, or technologies, the settlement of outstanding litigation or the resolution of the ongoing investigation by the Office of the Connecticut Attorney General described above, the payment of contractual obligations, including scheduled interest payments on our convertible notes and regulatory or sales milestones that may become due, and/or the purchase, redemption or retirement of our convertible notes, including the likely repayment in June 2008 of $213.2 million of our 2008 Zero Coupon Convertible Notes. However, we expect that sales of our currently marketed products, together with sales of our near-term product candidates, assuming approval in the anticipated time frames, should allow us to continue to generate positive cash flow from operations during the remainder of 2007 and in 2008. At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth in 2009 and beyond, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our near-term product candidates.

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

Marketed Products

Continued sales growth of PROVIGIL depends, in part, on the continued effectiveness of the various settlement agreements we entered into in late 2005 and early 2006, as well as our maintenance of protection in the United States and abroad of the modafinil particle-size patent through its expiration beginning in 2014. See Note 8 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Finally, growth of our modafinil-based product sales in the future may depend in part on our ability to successfully launch NUVIGIL around 2010.

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

For VIVITROL, our ability to achieve commercial success with this product in the future will be impacted by our success in building awareness and acceptance of the product among the 2,000 – 3,000 addiction specialists and physicians who have been actively treating alcohol dependence with pharmacotherapy and our work towards educating the counseling community about VIVITROL. During the first few months of launch, we focused our efforts on establishing the logistical platform to effectively deliver the product to patients. In 2007, we have focused more of our sales and marketing efforts on driving product demand by educating physicians about VIVITROL’s benefits. While we have made steady progress in increasing sales and physician awareness of this product, we have determined to reduce the level of our sales and marketing expenses for this product, including a reduction in the number of sales representative promoting the product, to what we believe is an appropriate spending level for this product.

Clinical Studies

Over the past few years, we have incurred significant expenditures related to conducting clinical studies to develop new pharmaceutical products and exploring the utility of our existing products in treating disorders beyond those currently approved in their respective labels. During the remainder of 2007 and in 2008, we expect to continue to incur significant levels of research and development expenditures. We also expect to continue or begin a number of significant clinical programs including, among others: possible studies of TREANDA for the treatment of small cell lung cancer and mantle cell lymphoma; a Phase 3 program evaluating CEP-701 for the treatment of acute myelogenous leukemia and other possible studies in patients with myeloproliferative disorder; and clinical programs with NUVIGIL focused on excessive sleepiness, fatigue and cognition in diseases such as Parkinson’s disease, cancer, schizophrenia and bi-polar depression. We may seek to mitigate the risk in, and expense of, our research and development programs by entering into collaborative arrangements with third parties. However, we intend to retain a portion of the commercial rights to these programs and, as a result, we still expect to spend significant funds on our share of the cost of these programs, including the costs of research, preclinical development, clinical research and manufacturing.

Manufacturing, Selling and Marketing Efforts

During the remainder of 2007 and in 2008, we expect to continue to incur significant expenditures associated with manufacturing, selling and marketing our products. We expect to continue in-process capital expenditure projects at our research and development facilities in France and West Chester. The aggregate amount of our sales and marketing expenses in 2008 is expected to be higher than that incurred in 2007, primarily as a result of higher expenses associated with our promotional efforts related to PROVIGIL and AMRIX and launch expenses associated with TREANDA, assuming FDA approval.

Indebtedness

We have significant indebtedness outstanding, consisting principally of indebtedness on convertible subordinated notes. The following table summarizes the principal terms of our most significant convertible subordinated notes outstanding as of September 30, 2007:

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

All of our notes are convertible as of September 30, 2007 and, under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. As of the filing date of this Quarterly Report on Form 10-Q, we do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time. If we do not have sufficient funds available to repay any principal balance of notes presented for conversion, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

As of September 30, 2007, all of our notes are convertible because the closing price of our common stock on that date was higher than the restricted conversion prices of these notes. As a result, such notes have been classified as current liabilities on our consolidated balance sheet as of September 30, 2007. In addition, our Zero Coupon Notes first putable June 15, 2008 are considered to be current liabilities based on maturity. See Note 10 of our Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2006 for summary of our convertible debt, note hedge and call warrant. As of November 1, 2007, the fair value of both the 2.0% Notes and the Zero Coupon Notes is greater than the value of the shares into which such notes are convertible. We believe that the share price of our common stock would have to significantly increase over the market price as of the filing date of this report before the fair value of the convertible notes would be less than the value of the common stock shares underlying the notes and, as such, we believe it is highly unlikely that holders of the 2.0% Notes or the Zero Coupon Notes will present significant amounts of such notes for conversion under the current terms. In the unlikely event that a significant conversion did occur, we believe that we have the ability to raise sufficient cash to repay the principal amounts due through a combination of utilizing our existing cash on hand, raising money in the capital markets or selling our note hedge instruments for cash.

The annual interest payments on our convertible notes outstanding as of September 30, 2007 are $16.4 million, payable semi-annually on June 1 and December 1. In the future, we may agree to exchanges of the notes for shares of our common stock or debt, or may determine to use a portion of our existing cash on hand to purchase or retire all or a portion of the outstanding convertible notes.

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

The Financial Accounting Standards Board (“FASB”) recently published proposed Staff Position (“FSP”) No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).”  The proposed FSP would be applicable to substantially all of our convertible debt. If the proposed FSP is finalized in its current form, convertible debt would be bifurcated into its respective debt and equity components. The debt component would be recorded at the fair market value of the debt assuming there were no equity conversion features. The difference between the debt proceeds and the fair value of the debt component would be recorded as an increase to equity and recognized as interest expense over the expected life of the debt. If adopted, the proposed guidance would be effective for fiscal years beginning after December 15, 2007 and would have a significant impact on our 2008 consolidated financial statements and also would require restating all prior periods presented to reflect the revised accounting treatment retrospectively.

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

The following table summarizes activity in each of the above categories for the year ended December 31, 2006 and the nine months ended September 30, 2007:

	Prompt Payment Discounts	Wholesaler Discounts	Returns*	Coupons	Medicaid Discounts	Medicare Part D Discounts	Managed Care & Governmental Contracts	Total
Balance at January 1, 2006	$(1,917)	$(2,728)	$(22,598)	$(4,695)	$(33,454)	$—	$(6,566)	$(71,958)

Provision:
Current period	(32,384)	(2,939)	(24,735)	(26,169)	(45,990)	(2,217)	(43,712)	(178,146)
Prior periods	—	—	—	(684)	723	—	7,443	7,482
Total	(32,384)	(2,939)	(24,735)	(26,853)	(45,267)	(2,217)	(36,269)**	(170,664)

Actual:
Current period	28,836	2,629	—	21,508	19,588	545	25,889	98,995
Prior periods	1,917	2,728	18,490	5,378	32,731	—	(877)	60,367
Total	30,753	5,357	18,490	26,886	52,319	545	25,012 **	159,362
Balance at December 31, 2006	$(3,548)	$(310)	$(28,843)	$(4,662)	$(26,402)	$(1,672)	$(17,823)	$(83,260)

Provision:
Current period	(23,644)	(15,723)	(11,935)	(20,067)	(29,430)	(1,488)	(57,130)	(159,417)
Prior periods	5	—	2,677	172	153	449	(240)	3,216
Total	(23,639)	(15,723)	(9,258)	(19,895)	(29,277)	(1,039)	(57,370)	(156,201)

Actual:
Current period	20,330	10,350	—	11,840	12,276	177	35,944	90,917
Prior periods	3,543	310	12,701	4,489	25,805	929	18,065	65,842
Total	23,873	10,660	12,701	16,329	38,081	1,106	54,009	156,759
Balance at September 30, 2007	$(3,314)	$(5,373)	$(25,400)	$(8,228)	$(17,598)	$(1,605)	$(21,184)	$(82,702)

*	Given our return goods policy, we assume that all returns in a current year relate to prior period sales.
**	Includes $13.3 million related to the DoD Tricare program of which $5.5 million related to the current period and $7.8 million related to prior periods.

Inventories– The following is in addition to, and should be read in conjunction with, the inventories critical accounting policy included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006.

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

In July 2006, the FASB issued FIN 48 which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, a company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007. See Note 12 herein.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign currency exchange risk related to our operations in European subsidiaries that have transactions, assets, and liabilities denominated in foreign currencies that are translated into U.S. dollars for consolidated financial reporting purposes. Historically, we have not hedged any of these foreign currency exchange risks. For the nine months ended September 30, 2007, an average 10% weakening of the U.S. dollar relative to the currencies in which our European subsidiaries operate would have resulted in an increase of $24.7 million in reported total revenues and a corresponding increase in reported expenses. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not assume any changes in the level of operations of our European subsidiaries.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this Item is incorporated by reference to Note 8 of the Consolidated Financial Statements included in Part I, Item 1 of this Report.

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

For the nine months ended September 30, 2007, 22% and 49% of our total consolidated net sales were derived from sales of ACTIQ (including our generic OTFC product) and PROVIGIL, respectively. In September 2006, Barr entered the market with generic OTFC. Since that time, we have experienced meaningful erosion of branded ACTIQ sales in the United States and we expect this erosion will continue during the remainder of 2007 and into 2008. In addition, sales of our own generic OTFC product could be significantly impacted by the entrance into the market of additional generic OTFC products, which could occur at any time. To counter the impact from existing and potential generic competition, we will need FENTORA, our next-generation pain product launched in October 2006, to achieve projected levels of growth. In September 2007, we issued a letter to healthcare professionals to clarify the appropriate patient selection, design and administration for FENTORA, following reports of serious adverse events in connection with the use of the product. With respect to PROVIGIL, we cannot be certain that it will continue to be accepted in its market. Specifically, the following factors, among others, could affect the level of market acceptance of these products:

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

•                  any changes in government and other third-party payer reimbursement policies and practices; and

•                  regulatory developments affecting the manufacture, marketing or use of these products, including, for example, the impact of recent changes to the PROVIGIL label resulting from the approved NUVIGIL label.

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

As of the filing date of this Quarterly Report on Form 10-Q, we are aware of seven ANDAs on file with the FDA for pharmaceutical products containing modafinil. Each of these ANDAs contains a Paragraph IV certification in which the ANDA applicant certified that the U.S. particle-size modafinil patent covering PROVIGIL either is invalid or will not be infringed by the ANDA product. In March 2003, we filed a patent infringement lawsuit against four companies — Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals, Inc., Ranbaxy Laboratories Limited and Barr Laboratories, Inc. — based upon the ANDAs filed by each of these companies with the FDA seeking approval to market a generic form of modafinil. We believe that these four companies were the first to file ANDAs with Paragraph IV certifications and thus are eligible for the 180-day exclusivity provided by the provisions of the Federal Food, Drug and Cosmetic Act. In early 2005, we also filed a patent infringement lawsuit against Carlsbad Technology, Inc. based upon the Paragraph IV ANDA related to modafinil that Carlsbad filed with the FDA.

In late 2005 and early 2006, we entered into settlement agreements with each of Teva, Mylan, Ranbaxy and Barr. In August 2006, we entered into a settlement agreement with Carlsbad and its development partner, Watson Pharmaceuticals, Inc., which we understand has the right to commercialize the Carlsbad modafinil product if approved by the FDA. As part of these separate settlements, we agreed to grant to each of these parties a non-exclusive royalty-bearing right to market and sell a generic version of PROVIGIL in the United States. These licenses will become effective in April 2012, subject to applicable regulatory considerations. An earlier entry may occur based upon the entry of a generic version of PROVIGIL. Each of these settlements has been filed with both the FTC and the Antitrust Division of the U.S. Department of Justice (the “DOJ”) as required by the Medicare Modernization Act. The FTC is conducting an investigation of each of the PROVIGIL settlements and has issued a subpoena and requested documents and other information from us. We are cooperating fully with the FTC and its ongoing investigation, and expect to continue to cooperate. The FTC could determine to challenge in an administrative or judicial proceeding any or all of the settlements if it believes that the agreements violate the antitrust laws, although we believe that such a challenge would take years to resolve. We expect that the Commissioners of the FTC will formally decide in the near future whether or not to bring such an action against us.

We also are aware of numerous private antitrust complaints filed in the U.S. District Court for the Eastern District of Pennsylvania, each naming Cephalon, Barr, Mylan, Teva and Ranbaxy as co-defendants and claiming, among other things, that the patent litigation settlements concerning PROVIGIL violate the antitrust laws of the United States and, in some cases, certain state laws. All but one of these actions have been consolidated into a complaint on behalf of a class of direct purchasers of PROVIGIL and a separate complaint on behalf of a class of consumers and other indirect purchasers of PROVIGIL. A separate complaint filed by an indirect purchaser of PROVIGIL was filed in September 2007. The plaintiffs in all of these actions are seeking monetary damages and/or equitable relief. We moved to dismiss the class action complaints in November 2006.

Separately, in June 2006, Apotex, Inc., a subsequent ANDA filer seeking FDA approval of a generic form of modafinil, filed suit against us also in the U.S. District Court for the Eastern District of Pennsylvania alleging similar violations of antitrust laws and state law. Apotex asserts that the PROVIGIL settlement agreements improperly prevent it from obtaining FDA approval of its ANDA, and seeks monetary and equitable remedies. Apotex also seeks a declaratory judgment that our U.S. Patent No. RE37,516 (the “‘516 Patent”) covering PROVIGIL is invalid, unenforceable and/or not infringed by its proposed generic. We filed a motion to dismiss the Apotex case in late September 2006. We believe that the complaints described in the preceding paragraph and the Apotex complaint are without merit. While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

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

Under two separate agreements with Barr, we licensed to Barr our U.S. rights to any intellectual property related to ACTIQ. The rights we granted to Barr became effective on September 5, 2006 and Barr entered the market with generic OTFC on September 27, 2006. As a result, ACTIQ sales have been meaningfully eroded and we expect this erosion will continue during the remainder of 2007 and into 2008. Moreover, sales of our own generic OTFC could be significantly impacted by the entrance into the market of additional generic OTFC products, which could occur at any time.

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

In early November 2007, we announced that we had reached an agreement in principle with the U.S. Attorney’s Office (“USAO”) in Philadelphia and the DOJ with respect to the USAO investigation that began in September 2004. The investigation has focused on our sales and promotional practices with respect to ACTIQ, GABITRIL® (tiagabine hydrochloride) and PROVIGIL. Under this agreement, we now expect to pay $425.0 million as part of a comprehensive settlement of all Federal and related state Medicaid claims. During the third quarter of 2007, we increased our existing reserve by $369.0 million to $425.0 million in contemplation of this payment. In addition, the Company will agree to a single federal misdemeanor violation of the Federal Food, Drug and Cosmetic Act and enter into a corporate integrity agreement with the Office of Inspector General of the U.S. Department of Health and Human Services. The terms described above are subject to negotiation and the execution of the final settlement and corporate integrity agreements. There can be no assurance that the settlement will be finalized on the terms outlined above.

In September 2004, we announced that we had received a voluntary request for information from the Office of the Connecticut Attorney General that also appears to be focused on our sales and promotional practices with respect to ACTIQ, GABITRIL and PROVIGIL. We are cooperating with this Office, are providing documents and other information in response to these and additional requests and are engaged in ongoing discussions with them. In late October 2007, we also received a civil demand for information from the Office of the Massachusetts Attorney General that is focused on sales and promotional practices with respect to ACTIQ, FENTORA and certain of our other products. We intend to cooperate with this request. Both of these matters may involve civil penalties and/or fines. The payment of any settlement or judgment amount and/or fines could have a material adverse effect on our financial position, liquidity and results of operations. Furthermore, it is reasonably likely that we will face future additional requests for information from other state attorneys general focused on historical sales and promotional practices for our U.S. products. If civil penalties and/or fines were to result from such investigations, it could materially and adversely effect our financial position, liquidity and results of operations.

In November 2007, we were served with a putative class action complaint filed on behalf of entities that claim to have purchased ACTIQ for use in non-cancer patients. The complaint alleges violations of various state consumer protection laws, as well as the violation of the common law of unjust enrichment, and seeks an unspecified amount of money in actual, punitive and/or treble damages, with interest, and/or disgorgement of profits. We believe the allegations in the complaint are without merit, and we intend to vigorously defend ourselves in this matter and in any similar actions that may be filed in the future.

In March 2007, we received a letter requesting information related to ACTIQ and FENTORA from Congressman Henry A. Waxman in his capacity as Chairman of the House Committee on Oversight and Government Reform. The letter cites two articles concerning ACTIQ published in The Wall Street Journal in November 2006 and requests information concerning our sales and marketing practices for ACTIQ and FENTORA, among other things. We are cooperating with this request and are continuing to provide documents and other information to the Committee.

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

During research and development, the use of pharmaceutical products, such as ours, is limited principally to clinical trial patients under controlled conditions and under the care of expert physicians. The widespread commercial use of our products could identify undesirable or unintended side effects that have not been evident in our clinical trials or the commercial use as of the filing date of this report. For example, in June 2007, the FDA approved our new drug application for NUVIGIL. The NUVIGIL label includes a bolded warning section that characterizes the potential occurrence of serious skin rash and hypersensitivity in patients taking modafinil and armodafinil; in September 2007, we finalized revisions to the PROVIGIL label to make the PROVIGIL and NUVIGIL labels consistent. In September 2007, we issued a letter to healthcare professionals to clarify the appropriate patient selection, design and administration for FENTORA, following reports of serious adverse events in connection with the use of the product. Likewise, in February 2005, working with the FDA, we updated our prescribing information for GABITRIL to include a bolded warning describing the risk of new onset seizures in patients without epilepsy. In addition, in patients who take multiple medications, drug interactions could occur that can be difficult to predict. Additionally, incidents of product misuse, product diversion or theft may occur, particularly with respect to products such as FENTORA, ACTIQ, generic OTFC and PROVIGIL, which contain controlled substances.

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

All of our convertible notes outstanding contain restricted conversion prices that are either below or close to our stock price as of September 30, 2007. As a result, our convertible notes have been classified as current liabilities on our consolidated balance sheet at September 30, 2007. Under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. As of the filing date of this report, we do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time. If we do not have sufficient funds available to repay the principal balance of notes presented for conversion, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

Our research and development and marketing efforts are often dependent on corporate collaborators and other third parties who may not devote sufficient time, resources and attention to our programs, which may limit our efforts to develop and market potential products.

To maximize our growth opportunities, we have entered into a number of collaboration agreements with third parties. For example, in the United States, we have an agreement with Takeda under which it will co-promote PROVIGIL until mid-2009. If Takeda fails to meet its obligations under the co-promotion agreement, is ineffective in its efforts, or  if we or they determine to terminate the agreement prior to the end of its term, the growth of PROVIGIL sales could be impacted.

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

The conditions that our products treat, and some of the other disorders for which we are conducting additional studies, are currently treated with many drugs, several of which have been available for a number of years or are available in inexpensive generic forms. With respect to PROVIGIL, and, when launched, NUVIGIL, there are several other products used for the treatment of excessive sleepiness or narcolepsy in the United States, including methylphenidate products such as RITALIN® by Novartis, and in our other territories, many of which have been available for a number of years and are available in inexpensive generic forms. With respect to FENTORA, we face competition from numerous short-and long-acting opioid products, including three products—Johnson & Johnson’s DURAGESIC® and Purdue Pharmaceutical’s OXYCONTIN® and MS-CONTIN®—that dominate the market. In addition, we are aware of numerous other companies developing other technologies for rapidly delivering opioids to treat breakthrough pain that will compete against FENTORA in the market for breakthrough cancer pain in opioid-tolerant patients. It also is possible that the existence of generic OTFC could negatively impact the growth of FENTORA. With respect to ACTIQ, generic competition from Barr has meaningfully eroded branded ACTIQ sales and impacted sales of our own generic OTFC through Watson. Our generic sales also could be significantly impacted by the entrance into the market of additional generic OTFC products, which could occur at any time. With respect to VIVITROL, we face competition from CAMPRAL® and oral naltrexone. With respect to TRISENOX, the pharmaceutical market for the treatment of patients with relapsed or refractory APL is served by a number of available therapeutics, such as VESANOID® by Roche in combination with chemotherapy. With respect to AMRIX, we face significant competition from SKELAXIN®, FLEXERIL® and other inexpensive generic forms of muscle relaxants.

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

The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future. For example, from January 1, 2006 through November 1, 2007 our common stock traded at a high price of $84.83 and a low price of $51.58. Negative announcements, including, among others:

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

During 2008, we expect to expand our SAP® implementation to include additional capabilities. This expansion will require changes to certain aspects of our existing system of internal controls over financial reporting. Due to the number of controls to be examined, both with respect to this phase of the implementation and our other internal controls over financial reporting, the complexity of our processes, and the subjectivity involved in determining the effectiveness of controls, we cannot be certain that, in the future, all of our controls will continue to be considered effective by management or, if considered effective by our management, that our auditors will agree with such assessment.

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

Historically, a portion of our revenues and expenses has been earned and incurred, respectively, in currencies other than the U.S. dollar. For the nine months ended September 30, 2007, 19% of our revenues were denominated in currencies other than the U.S. dollar. We translate revenues earned and expenses incurred into U.S. dollars at the average exchange rate applicable during the relevant period. A weakening of the U.S. dollar would, therefore, increase both our revenues and expenses. Fluctuations in the rate of exchange between the U.S. dollar and the euro and other currencies may affect period-to-period comparisons of our operating results. Historically, we have not hedged our exposure to these fluctuations in exchange rates.

Our customer base is highly concentrated.

Our principal customers are wholesale drug distributors. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. Three large wholesale distributors, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, control a significant share of this network. These three wholesaler customers, in the aggregate, accounted for 66% of our total consolidated gross sales for the nine months ended September 30, 2007. Fluctuations in the buying patterns of these customers, which may result from seasonality, wholesaler buying decisions or other factors outside of our control, could significantly affect the level of our net sales on a period to period basis. Because of this, the amounts purchased by these customers during any quarterly or annual period may not correlate to the level of underlying demand evidenced by the number of prescriptions written for such products, as reported by IMS Health Incorporated. Furthermore, the loss or bankruptcy of any of these customers could materially and adversely affect our results of operations and financial condition.

We are involved, or may become involved in the future, in legal proceedings that, if adversely adjudicated or settled, could materially impact our financial condition.

As a biopharmaceutical company, we are or may become a party to litigation in the ordinary course of our business, including, among others, matters alleging employment discrimination, product liability, patent or other intellectual property rights infringement, patent invalidity or breach of commercial contract. In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could significantly impact results of operations and financial condition. We currently are vigorously defending ourselves against certain litigation matters in addition to those matters specifically described in Note 8 of the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. While we currently do not believe that the settlement or adverse adjudication of these other litigation matters would materially impact our results of operations or financial condition, the final resolution of these matters and the impact, if any, on our results of operations, financial condition or cash flows is unknown but could be material.

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

ITEM 5. OTHER INFORMATION

(In thousands)

Computation of Ratios of Earnings to Fixed Charges

	Year ended					Nine months ended
	December 31,					September 30,
	2002	2003	2004	2005	2006	2007
Determination of earnings:
Pre-tax income (loss) from continuing operations	$62,433	$130,314	$(28,184)	$(245,118)	$238,254	$(133,273)
Add:
Amortization of interest capitalized in current or prior periods	—	—	—	—	52	74
Fixed charges	39,648	31,191	25,623	30,985	28,171	21,922
Total earnings	$102,081	$161,505	$(2,561)	$(214,133)	$266,477	$(111,277)

Fixed charges:
Interest expense and amortization of debt discount and premium on all indebtedness	38,215	28,905	22,186	25,235	18,922	15,272
Appropriate portion of rentals	1,433	2,286	3,437	5,750	9,249	6,650
Fixed charges	39,648	31,191	25,623	30,985	28,171	21,922

Capitalized interest	—	—	—	1,044	1,766	580

Total fixed charges	$39,648	$31,191	$25,623	$32,029	$29,937	$22,502

Ratio of earnings to fixed charges(1)	2.57	5.18	—	—	8.90	—

Deficiency of earnings to fixed charges	—	—	28,184	246,162	—	133,779

(1)         For the years ended December 31, 2004 and 2005 and the nine months ended September 30, 2007, no ratios are provided because earnings were insufficient to cover fixed charges.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*	Asset Purchase Agreement by and between Anesta AG and E. Claiborne Robins Company, Inc., dated as of August 23, 2007. (1)
31.1*	Certification of Frank Baldino, Jr., Ph.D., Chairman and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of J. Kevin Buchi, Executive Vice President and Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Frank Baldino, Jr., Ph.D., Chairman and Chief Executive Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of J. Kevin Buchi, Executive Vice President and Chief Financial Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

CEPHALON, INC.
(Registrant)

November 8, 2007	By	/s/ FRANK BALDINO, JR.
Frank Baldino, Jr., Ph.D.
Chairman and Chief Executive Officer
(Principal executive officer)

	By	/s/ J. KEVIN BUCHI
J. Kevin Buchi
Executive Vice President and Chief Financial Officer
(Principal financial and accounting officer)