Form 10-K
period 2007-12-31
CEPHALON INC
filed 2008-02-28
CIK 873364

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-19119

Cephalon, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	23-2484489 (I.R.S. Employer Identification No.)
41 Moores Road P.O. Box 4011 Frazer, Pennsylvania (Address of Principal Executive Offices)	19355 (Zip Code)

Registrant's telephone number, including area code: (610) 344-0200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NASDAQ

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 29, 2007, was approximately $2.8 billion. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ Stock Market on June 29, 2007. For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and shareholders holding greater than 10% of the voting stock of the registrant as of June 29, 2007.

          The number of shares of the registrant's Common Stock outstanding as of February 15, 2008 was 67,661,411.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement for its 2008 annual meeting of stockholders are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        In addition to historical facts or statements of current condition, this report and the documents into which this report is and will be incorporated contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements contained in this report or incorporated herein by reference constitute our expectations or forecasts of future events as of the date this report was filed with the Securities and Exchange Commission and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as "anticipate," "will," "estimate," "expect," "project," "intend," "should," "plan," "believe," "hope," and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. In particular, these forward-looking statements include, among others, statements about:

  •
  our dependence on sales of PROVIGIL® (modafinil) Tablets [C-IV] in the United States and the market prospects and future marketing efforts for PROVIGIL, FENTORA® (fentanyl buccal tablet) [C-II], AMRIX® (cyclobenzaprine hydrochloride extended-release capsules) and VIVITROL® (naltrexone for extended-release injectable suspension);

  •
  any potential approval of our product candidates, including with respect to TREANDA® (bendamustine hydrochloride) and any expanded indications for NUVIGIL® (armodafinil) Tablets [C-IV] and/or FENTORA;

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

  •
  the terms of the agreement in principle with the U.S. Attorney's Office and the finalization of the settlement and corporate integrity agreements;

  •
  the ongoing investigation by and discussions with the Office of the Connecticut Attorney General and the ultimate resolution or settlement of this matter;

  •
  our ongoing litigation matters, including litigation stemming from the settlement of the PROVIGIL patent litigation;

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

ii

  •
  our ability to obtain regulatory approvals to sell our product candidates, including TREANDA and any additional future indications for FENTORA and NUVIGIL, and to launch such products or indications successfully;

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

  •
  the activities of our competitors in the industry;

  •
  regulatory, legal or other setbacks with respect to the agreement in principle with the U.S. Attorney's Office, the proposed settlement and corporate integrity agreements related thereto, the ongoing investigation by the Office of the Connecticut Attorney General, our settlements of the PROVIGIL patent litigation and the ongoing litigation related to such settlements;

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

iii

PART I

ITEM 1.    BUSINESS

Overview

        Cephalon, Inc. is an international biopharmaceutical company dedicated to the discovery, development and marketing of innovative products to treat human diseases. We currently focus our efforts in four core therapeutic areas: central nervous system ("CNS") disorders, pain, oncology and addiction. In addition to conducting an active research and development program, we market seven proprietary products in the United States and numerous products in various countries throughout Europe. Consistent with our core therapeutic areas, we have aligned our approximately 690-person U.S. field sales and sales management teams by area. In Europe, we have a sales and marketing organization numbering approximately 400 persons that supports our presence in nearly 20 European countries, including France, the United Kingdom, Germany, Italy and Spain.

        Our most significant product is PROVIGIL® (modafinil) Tablets [C-IV], which comprised 49% of our total consolidated net sales for the year ended December 31, 2007, of which 94% was in the U.S. market. For the year ended December 31, 2007, consolidated net sales of PROVIGIL increased 16% over the year ended December 31, 2006. PROVIGIL is indicated for the treatment of excessive sleepiness associated with narcolepsy, obstructive sleep apnea/hypopnea syndrome ("OSA/HS") and shift work sleep disorder ("SWSD"). We co-promote PROVIGIL in the United States with our partner, Takeda Pharmaceuticals North America, Inc. Together with our CNS field sales team, we now have approximately 900 persons focused on detailing PROVIGIL in the United States. In June 2007, we secured final U.S. Food and Drug Administration (the "FDA") approval of NUVIGIL® (armodafinil) Tablets [C-IV] for the same indications as PROVIGIL. NUVIGIL is a single-isomer formulation of modafinil, the active ingredient in PROVIGIL. The product is protected by a composition of matter patent that will expire on December 18, 2023 and covers a novel polymorphic form of armodafinil, the active pharmaceutical ingredient in NUVIGIL. We currently intend to launch NUVIGIL around 2010.

        Our two next most significant products are FENTORA® (fentanyl buccal tablet) [C-II] and ACTIQ® (oral transmucosal fentanyl citrate) [C-II] (including our generic version of ACTIQ ("generic OTFC")). Together, these products comprise 29% of our total consolidated net sales for the year ended December 31, 2007, of which 92% was in the U.S. market. In October 2006, we launched in the United States FENTORA, our next-generation proprietary pain product. FENTORA is indicated for the management of breakthrough pain in patients with cancer who are already receiving and are tolerant to opioid therapy for their underlying persistent cancer pain. We have focused our clinical strategy for FENTORA on studying the product in opioid-tolerant patients with breakthrough pain associated with chronic pain conditions, such as neuropathic pain and back pain. In November 2007, we submitted a supplemental new drug application ("sNDA") to the FDA seeking approval to market FENTORA for the management of breakthrough pain in opioid tolerant patients with chronic pain conditions. The FDA has set September 13, 2008 as the action date for its review of this sNDA and has indicated that it will hold an Advisory Committee meeting in May 2008 to discuss this sNDA. With respect to ACTIQ, its sales have been meaningfully eroded by generic OTFC products sold since September 2006 by Barr Laboratories, Inc. and by us through our sales agent, Watson Pharmaceuticals, Inc., and we expect this erosion will continue into 2008.

        In August 2007, we acquired the North American rights to AMRIX for $100.1 million from E. Claiborne Robins Company, Inc., a privately-held company d/b/a ECR Pharmaceuticals ("ECR"). Under the acquisition agreement, ECR also could receive up to an additional $255 million in milestone payments that are contingent on attainment of certain agreed-upon sales levels of AMRIX. Two dosage strengths of AMRIX (15 mg and 30 mg) were approved in February 2007 by the FDA for short-term use as an adjunct to rest and physical therapy for relief of muscle spasm associated with acute, painful musculoskeletal conditions. We made the product available in the United States in October 2007 and commenced a full U.S. launch in November 2007. In February 2008, we entered into an agreement with a contract sales provider to add 120 sales representatives to our field sales team detailing AMRIX.

        In September and December 2007, we submitted new drug applications ("NDA") to the FDA requesting approval of TREANDA® (bendamustine hydrochloride) for the treatment of patients with chronic lymphocytic leukemia ("CLL") and patients with indolent B-cell non-Hodgkin's lymphoma ("NHL") who have progressed during or following treatment with rituximab or a rituximab-containing regimen, respectively. The FDA has accepted both NDAs and has granted priority review and an orphan drug designation to TREANDA for the CLL indication.

        We have significant discovery research programs focused on developing therapeutics to treat neurological disorders and cancers. Our technology principally focuses on an understanding of kinases and the role they play in cellular survival and proliferation. We have coupled this knowledge with a library of novel, small, synthetic molecules that are orally active and inhibit the activities of specific kinases. We also work with our collaborative partners to provide a more diverse therapeutic breadth and depth to our research efforts.

        As a biopharmaceutical company, our future success is highly dependent on obtaining and maintaining patent protection or regulatory exclusivity for our products and technology. We intend to vigorously defend the validity, and prevent infringement, of our patents. The loss of patent protection or regulatory exclusivity on any of our existing products, whether by third-party challenge, invalidation, circumvention, license or expiration, could materially impact our results of operations. In late 2005 and early 2006, we entered into settlement agreements with each of Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Laboratories Limited and Barr. As part of these separate settlements, we agreed to grant to each of these parties a non-exclusive royalty-bearing license to market and sell a generic version of PROVIGIL in the United States, effective in April 2012. In February 2008, the U.S. Federal Trade Commission ("FTC") filed suit against us in U.S. District Court for the District of Columbia challenging the validity of the settlement and related agreements. For more information concerning these settlements, see "Central Nervous System Disorders—Modafinil Products—Intellectual Property Position" below.

        Our activities and operations are subject to significant government regulations and oversight. In early November 2007, we announced that we had reached an agreement in principle with the U.S. Attorney's Office ("USAO") in Philadelphia and the U.S. Department of Justice (the "DOJ") with respect to the USAO investigation that began in September 2004. The investigation was focused on our sales and promotional practices with respect to ACTIQ, GABITRIL® (tiagabine hydrochloride) and PROVIGIL. Under this agreement, we expect to pay $425.0 million as part of a comprehensive settlement of all Federal and related state Medicaid claims. In addition, we will agree to a single federal misdemeanor violation of the Federal Food, Drug and Cosmetic Act and enter into a corporate integrity agreement with the Office of Inspector General of the U.S. Department of Health and Human Services. The terms described above are subject to negotiation and the execution of the final settlement and corporate integrity agreements. There can be no assurance that the settlement will be finalized on the terms outlined above.

        In addition, in September 2004, we announced that we had received a voluntary request for information from the Office of the Connecticut Attorney General that also appears to be focused on our sales and promotional practices with respect to ACTIQ, GABITRIL and PROVIGIL. We are cooperating with this Office, are providing documents and other information in response to these and additional requests and are engaged in ongoing discussions with them. In late October 2007, we also received a civil demand for information from the Office of the Massachusetts Attorney General that is focused on sales and promotional practices with respect to ACTIQ, FENTORA and certain of our other products. We intend to cooperate with this request as well. Both of these matters may involve civil penalties and/or fines. The payment of any settlement or judgment amount and/or fines could have a material adverse effect on our financial position, liquidity and results of operations. Furthermore, it is reasonably likely that we will face future additional requests for information from other state attorneys general focused on historical sales and promotional practices for our U.S. products. If civil penalties and/or fines were to result from such investigations, it could materially and adversely effect our financial position, liquidity and results of operations.

        For the year ended December 31, 2007, our total revenues and net loss were $1.8 billion and $191.7 million, respectively. Our revenues from U.S. and European operations are detailed in Note 16 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. While we seek to increase profitability and cash flow from operations, we will need to continue to achieve growth of product sales and other revenues sufficient for us to attain these objectives. The rate of our future growth will depend, in part, upon our ability to obtain and maintain adequate intellectual property protection for our currently marketed products, and to successfully develop or acquire and commercialize new product candidates.

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

CENTRAL NERVOUS SYSTEM DISORDERS

        Our CNS disorders portfolio includes three FDA-approved products, two of which are currently marketed: PROVIGIL, for improving wakefulness in patients with excessive daytime sleepiness associated with narcolepsy, OSA/HS and SWSD and GABITRIL, for use as adjunctive therapy in the treatment of partial seizures in epileptic patients. NUVIGIL is approved by the FDA for the same labeled indications as PROVIGIL and we currently are planning to launch the product around 2010.

Modafinil Products

  PROVIGIL

        Modafinil, the active ingredient in PROVIGIL, is the first in a new class of wakefulness-promoting agents. While its exact mechanism of action remains to be fully elucidated, modafinil appears to act selectively in regions of the brain believed to regulate normal sleep and wakefulness. The FDA approved PROVIGIL to improve wakefulness in patients with excessive daytime sleepiness associated with narcolepsy, and we launched the product in the United States in February 1999. In January 2004, we received FDA approval to expand the label for PROVIGIL to include improving wakefulness in patients with excessive sleepiness associated with OSA/HS and SWSD. In clinical studies, PROVIGIL was generally well-tolerated, with a low incidence of adverse events relative to placebo. The most commonly observed adverse events were headache, infection, nausea, nervousness, anxiety and insomnia.

        Outside of the U.S., modafinil currently is approved in more than 30 countries, including France, the United Kingdom, Ireland, Italy and Germany, for the treatment of excessive daytime sleepiness associated with narcolepsy. In certain of these countries, we also have approval to market modafinil to treat excessive daytime sleepiness in patients with OSA/HS and/or SWSD.

  NUVIGIL

        An important focus of our modafinil strategy has been the development of next-generation compounds, including NUVIGIL, a single-isomer formulation of modafinil. In June 2007, we received FDA approval to market NUVIGIL with the same labeled indications as PROVIGIL. We currently are planning to transition our wakefulness franchise to NUVIGIL around 2010, prior to the April 2012 license effectiveness dates under the generic settlement agreements related to PROVIGIL. In clinical studies, NUVIGIL was generally well-tolerated. The most common side effects were mild to moderate in intensity and included nausea, headaches, dizziness, diarrhea, decreased appetite and upset stomach.

        We are conducting further clinical studies of NUVIGIL in a variety of areas. If the results of these studies are positive, our plan is to seek an expansion of the labeled indications for NUVIGIL. To that end, we are planning to study NUVIGIL in cancer-related fatigue; we also expect to initiate clinical studies of NUVIGIL in excessive sleepiness associated with jet lag disorder, traumatic brain injury, restless legs syndrome and remitted major depressive disorder, initiate a Phase 2b study related to "negative" symptoms in patients with schizophrenia and to continue clinical studies in bi-polar depression.

  Co-Promotion Agreement with Takeda

        Under our co-promotion agreement, Takeda sales representatives promote PROVIGIL to primary care physicians and other appropriate health care professionals in the United States. Effective in April 2008, Takeda sales representatives, 500 in total, will detail PROVIGIL in the first position. Together with our CNS field sales team, we will have approximately 900 persons focused on detailing PROVIGIL in the United States. We also have an option to utilize the Takeda sales force for the promotion of NUVIGIL. The parties have formed a joint commercialization committee to manage the promotion of PROVIGIL. We have retained all responsibility for the development, manufacture, distribution and sale of the product.

        The co-promotion agreement expires in June 2009. In certain circumstances, the agreement may be terminated by either party in June 2008; if we terminate the agreement at that time, we will be obligated to make specified royalty payments to Takeda during the three years following termination. In addition, if we undergo a change of control prior to June 2009, we have the option to terminate the co-promotion agreement, subject to our obligation to make certain specified payments to Takeda. We pay Takeda a royalty based on certain sales criteria for PROVIGIL and NUVIGIL during the three-year term and, if specified sales levels are reached, during the three calendar years following the expiration of the co-promotion agreement.

  Indicated Diseases/Disorders

        Narcolepsy:    Narcolepsy is a debilitating, lifelong sleep disorder whose symptoms often first arise in late childhood. Its most common symptom is an uncontrollable propensity to fall asleep during the day. PROVIGIL has been recognized by the American Academy of Sleep Medicine as a standard of therapy for the treatment of excessive daytime sleepiness associated with narcolepsy.

        OSA/HS:    Individuals with OSA/HS experience frequent awakenings, sometimes occurring hundreds of times during the night as a result of blockage of the airway passage, usually caused by the relaxation and collapse of the soft tissue in the back of the throat during sleep. Continuous positive airway pressure ("CPAP"), a medical device that blows air through the nasal passage, is the primary treatment for OSA/HS. However, approximately 30 percent of patients that use CPAP continue to experience excessive sleepiness, for which PROVIGIL may be an appropriate adjunctive treatment.

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

        In March 2003, we filed a patent infringement lawsuit against four companies—Teva, Mylan, Ranbaxy and Barr—based upon the abbreviated new drug applications ("ANDA") filed by each of these firms with the FDA seeking approval to market a generic form of modafinil. The lawsuit claimed infringement of our U.S. Patent No. RE37,516 (the "'516 Patent") which covers the pharmaceutical compositions and methods of treatment with the form of modafinil contained in PROVIGIL and which expires on April 6, 2015. We believe that these four companies were the first to file ANDAs with Paragraph IV certifications and thus are eligible for the 180-day period of marketing exclusivity provided by the provisions of the Federal Food, Drug and Cosmetic Act. In early 2005, we also filed a patent infringement lawsuit against Carlsbad Technology, Inc. based upon the Paragraph IV ANDA related to modafinil that Carlsbad filed with the FDA.

        In late 2005 and early 2006, we entered into settlement agreements with each of Teva, Mylan, Ranbaxy and Barr; in August 2006, we entered into a settlement agreement with Carlsbad and its development partner, Watson Pharmaceuticals, Inc., which we understand has the right to commercialize the Carlsbad product if approved by the FDA. As part of these separate settlements, we agreed to grant to each of these parties a non-exclusive royalty-bearing license to market and sell a generic version of PROVIGIL in the United States, effective in April 2012, subject to applicable regulatory considerations. Under the agreements, the licenses could become effective prior to April 2012 only if a generic version of PROVIGIL is sold in the United States prior to this date.

        We also received rights to certain modafinil-related intellectual property developed by each party and in exchange for these rights, we agreed to make payments to Barr, Ranbaxy and Teva collectively totaling up to $136.0 million, consisting of upfront payments, milestones and royalties on net sales of our modafinil products. In order to maintain an adequate supply of the active drug substance modafinil, we entered into agreements with three modafinil suppliers whereby we will purchase an annual minimum amount of modafinil over a six year period that began in 2006, with the aggregate payments over this period totaling approximately $82.6 million.

        We filed each of the settlements with both the FTC and the Antitrust Division of the DOJ as required by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the

"Medicare Modernization Act"). The FTC conducted an investigation of each of the PROVIGIL settlements and, in February 2008, filed suit against us in U.S. District Court for the District of Columbia challenging the validity of the settlements and related agreements entered into by us with each of Teva, Mylan, Ranbaxy and Barr. The complaint alleges a violation of Section 5(a) of the Federal Trade Commission Act and seeks to permanently enjoin us from maintaining or enforcing these agreements. We believe the FTC complaint is without merit. While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

        We also are aware of numerous private antitrust complaints filed in the U.S. District Court for the Eastern District of Pennsylvania, each naming Cephalon, Barr, Mylan, Teva and Ranbaxy as co-defendants and claiming, among other things, that the PROVIGIL settlements violate the antitrust laws of the United States and, in some cases, certain state laws. All but one of these actions have been consolidated into a complaint on behalf of a class of direct purchasers of PROVIGIL and a separate complaint on behalf of a class of consumers and other indirect purchasers of PROVIGIL. A separate complaint filed by an indirect purchaser of PROVIGIL was filed in September 2007. The plaintiffs in all of these actions are seeking monetary damages and/or equitable relief. We moved to dismiss the class action complaints in November 2006.

        Separately, in June 2006, Apotex, Inc., a subsequent ANDA filer seeking FDA approval of a generic form of modafinil, filed suit against us, also in the U.S. District Court for the Eastern District of Pennsylvania, alleging similar violations of antitrust laws and state law. Apotex asserts that the PROVIGIL settlement agreements improperly prevent it from obtaining FDA approval of its ANDA, and seeks monetary and equitable remedies. Apotex also seeks a declaratory judgment that the '516 Patent is invalid, unenforceable and/or not infringed by its proposed generic. In late 2006, we filed a motion to dismiss the Apotex case, which is pending. Separately, we are seeking a judicial order in Canada to prevent regulatory approval of Apotex's generic modafinil tablets in Canada. We expect a decision by the Federal Court of Canada in this matter in the third quarter of 2008. We believe that the private antitrust complaints described in the preceding paragraph and the Apotex antitrust complaint are without merit. While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

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

        With respect to NUVIGIL, we successfully obtained issuance of a U.S. patent in November 2006 claiming the Form I polymorph of armodafinil, the active drug substance in NUVIGIL. This patent is currently set to expire in 2023. Foreign patent applications directed to the Form I polymorph of armodafinil and its use in treating sleep disorders are pending in Europe and elsewhere. In addition, the particle size patent described above for PROVIGIL also covers NUVIGIL. We also received a three year period of marketing exclusivity (until early 2010). We also hold rights to other patent applications directed to other polymorphic forms of armodafinil and to the manufacturing process related to armodafinil. We hold rights to the NUVIGIL trademark.

  Manufacturing and Product Supply

        At our manufacturing facility in Mitry-Mory, France, we produce modafinil for use in the production of PROVIGIL and NUVIGIL. We also have third party agreements with four companies to supply us with modafinil (which requirements include certain minimum purchase requirements) and two companies to supply us with finished commercial supplies of PROVIGIL. With respect to NUVIGIL, we have two third parties who manufacture the active drug substance armodafinil and one qualified manufacturer of finished supplies of NUVIGIL tablets. We seek to maintain inventories of active drug substance and finished products to protect against supply disruptions. Any future change in manufacturers or manufacturing processes requires regulatory approval.

  Competition

        With respect to PROVIGIL and NUVIGIL, there are several other products used for the treatment of excessive sleepiness or narcolepsy in the United States. Many of these products, including methylphenidate products, have been available for a number of years and are available in inexpensive generic forms. We also are aware of numerous companies seeking to develop products to treat excessive sleepiness.

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

        GABITRIL is covered by U.S. and foreign patents that are held by Novo-Nordisk A/S. The U.S. patents have been licensed in the United States exclusively to Abbott Laboratories. We have an exclusive sublicense from Abbott to these patents in the United States and exclusive licenses from Novo-Nordisk to corresponding foreign patents. The U.S. composition-of-matter patents covering the currently approved product include: a patent claiming tiagabine, the active drug substance in GABITRIL; a patent claiming crystalline tiagabine hydrochloride monohydrate and its use as an anti-epileptic agent; a patent claiming the pharmaceutical formulation; and a patent claiming anhydrous crystalline tiagabine hydrochloride and processes for its preparation. These patents currently are set to expire in 2011, 2012, 2016 and 2017, respectively. Supplemental Protection Certificates based upon corresponding foreign patents covering this product are set to expire in 2011. We also hold rights to the GABITRIL trademark, which is used in connection with pharmaceuticals containing tiagabine as the active drug substance.

PAIN

        Our pain therapeutics portfolio currently includes four marketed products in the United States. Three of these products, FENTORA, ACTIQ, and generic OTFC, focus on treating breakthrough cancer pain in opioid-tolerant patients. One of the most challenging components of cancer pain is breakthrough pain. Breakthrough pain is a transitory flare of moderate to severe pain that "breaks through" the medication patients use to control their persistent pain. Breakthrough cancer pain typically develops rapidly, can reach maximum intensity in three to five minutes and typically lasts for 30 to 60 minutes. Breakthrough pain may be related to a specific activity, or may occur spontaneously and unpredictably. Cancer patients who suffer from breakthrough pain may suffer a number of episodes every day. Breakthrough pain can have a profound impact on an individual's physical and psychological well-being and is often associated with a more severe and difficult to treat pain condition.

        We also market AMRIX, a once-a-day, extended-release version of cyclobenzaprine hydrochloride, the active ingredient in the brand FLEXERIL®. AMRIX is indicated for relief of muscle spasm associated with acute, painful musculoskeletal conditions.

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

        We have focused our clinical strategy on studying FENTORA in opioid-tolerant patients with breakthrough pain associated with other conditions, including neuropathic pain and back pain. In October 2006, January 2007 and August 2007, we announced positive data from three Phase 3 clinical trials of FENTORA and in November 2007 we submitted a sNDA to the FDA seeking approval to market FENTORA for the management of breakthrough pain in opioid tolerant patients with chronic pain conditions. The FDA has set September 13, 2008 as the action date for its review of this sNDA and has indicated that it will hold an Advisory Committee meeting in May 2008 to discuss this sNDA. In March 2007, we filed a marketing application with the European Agency for the Evaluation of Medicinal Products for a fentanyl effervescent buccal tablet for the same indication as FENTORA, which if approved will be sold under the trade name EFFENTORA in the EU. We anticipate final regulatory approval of EFFENTORA in the second quarter of 2008. If approved, the centralized filing of this application would allow us to market EFFENTORA in 29 European countries.

        FENTORA delivers fentanyl, a powerful, Schedule II opioid analgesic, through the oral mucosa (the lining of the mouth) utilizing our proprietary, enhanced absorption technology, ORAVESCENT®. The sugar-free FENTORA tablet is placed between the upper cheek and gum above a rear molar tooth. When it comes into contact with saliva, FENTORA's delivery system generates a reaction leading to the release of carbon dioxide. It is believed that transient pH changes accompanying this reaction may optimize how well the tablet dissolves and how quickly the medicine passes across the buccal mucosa.

        In clinical trials, FENTORA was generally well tolerated. Most adverse events occurring with FENTORA are typical opioid side effects. The most serious adverse events associated with all opioids are respiratory depression (potentially leading to apnea or respiratory arrest), circulatory depression, hypotension, and shock. The most common (greater or equal to 10 percent) adverse events observed in clinical trials of FENTORA in patients with cancer were nausea, vomiting, application site abnormalities, fatigue, anemia, dizziness, constipation, edema, asthenia, dehydration, and headache. In clinical trials in patients with other chronic pain conditions, the most common (greater or equal to 10 percent) adverse events were nausea, vomiting, back pain, dizziness, headache, and somnolence. Application site adverse events were reported in 12 percent of patients. Most side effects were mild to moderate in severity.

        In September 2007, we issued a letter in collaboration with the FDA in response to reported serious adverse events, including some deaths in patients who were not appropriate candidates for FENTORA. The letter was sent to physicians, pharmacists, managed care organizations and other healthcare professions and emphasized the need to adhere to the FENTORA prescribing information. We also are working with the FDA to emphasize the appropriate patient selection, dosing and administration in the FENTORA label and Risk Minimization Action Plan (RiskMAP).

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

        ACTIQ uses an oral transmucosal delivery system ("OTS®") to deliver fentanyl citrate, a powerful, Schedule II opioid analgesic. The OTS delivery system consists of a drug matrix that is mounted on a handle. It is designed to achieve rapid absorption of fentanyl through the oral mucosa and into the bloodstream, with pain relief that may begin within 15 minutes. ACTIQ is available in six dosage strengths to allow individualization of dosing. Side effects of ACTIQ are typical of opioid products and include somnolence, nausea, vomiting and dizziness. The greatest risk from improper use of ACTIQ, as with all opioid-based products, is the potential for respiratory depression, which can be life-threatening. We market ACTIQ under a comprehensive risk management program of educational and safe use messages that inform health care professionals, patients and their families of proper use, storage, handling and disposal of the product.

        To secure FTC clearance of our acquisition of CIMA LABS INC., we agreed to license to Barr our U.S. rights to intellectual property necessary to manufacture and market a generic OTFC. The rights we granted to Barr became effective in September 2006 and Barr entered the United States market with generic OTFC on September 27, 2006. On this same date, we also entered the market with a generic OTFC, utilizing Watson as our sales agent in this effort. Since then, ACTIQ sales have been meaningfully eroded by generic OTFC products sold by Barr and by us through Watson and we expect this erosion will continue into 2008.

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

AMRIX

        In August 2007, we acquired the North American rights to AMRIX from ECR. Two dosage strengths of AMRIX (15 mg and 30 mg) were approved in February 2007 by the FDA for short-term use as an adjunct to rest and physical therapy for relief of muscle spasm associated with acute, painful musculoskeletal conditions. With convenient, once-daily dosing, AMRIX provides relief from muscle spasm comparable to that with cyclobenzaprine hydrochloride taken three times daily. We made the product available in the United States in October 2007 and commenced a full U.S. launch in November 2007. In February 2008, we entered into an agreement with a contract sales provider to add 120 sales representatives to our field sales team detailing AMRIX. AMRIX is intended for use up to two or three weeks. The most common side effects of AMRIX in Phase 3 clinical trials were dry mouth, dizziness, fatigue, constipation, nausea and dyspepsia.

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

        AMRIX:    Upon FDA approval, AMRIX was granted a three-year period of marketing exclusivity that extends until February 2010. There also is a pending U.S. patent application that contains claims directed to the formulation of the product. We also hold rights to the AMRIX trademark.

  Manufacturing and Product Supply

        ACTIQ/FENTORA:    At our facility in Salt Lake City, Utah, we manufacture FENTORA, ACTIQ and generic OTFC for our sale in the United States and international markets, as well as generic OTFC bulk units for Barr.

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

        AMRIX:    We have third party agreements with one company to supply us with AMRIX capsules and one company to package the AMRIX capsules for commercial sale. We seek to maintain inventories of finished products to protect against supply disruptions. Any future change in manufacturers or manufacturing processes requires regulatory approval.

  Competition

        ACTIQ/FENTORA:    Both long-acting and short-acting formulations are prescribed to treat cancer pain. Persistent pain is typically treated by around-the-clock administration of long- or short-acting opioids. Breakthrough cancer pain is usually treated with a short-acting product, such as FENTORA, ACTIQ or generic OTFC, that is used in conjunction with an around-the-clock formulation.

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

        The existence of generic OTFC has and will likely continue to impact sales of ACTIQ and could negatively impact the growth of FENTORA. Since the launch of generic OTFC in September 2006, ACTIQ sales have been meaningfully eroded and we expect this erosion will continue into 2008. In addition, sales of our own generic OTFC could be significantly impacted by the entrance into the market of additional generic OTFC products, which could occur at any time.

        AMRIX:    Cyclobenzaprine hydrochloride, the active ingredient in AMRIX, is a widely prescribed muscle relaxant in the United States, representing 37 percent of the 45 million prescriptions for muscle relaxants written in 2006, according to IMS Health Incorporated. AMRIX competes with short-acting, non-extended release versions of cyclobenzaprine hydrochloride, such as SKELAXIN®, FLEXERIL and other inexpensive generic forms of muscle relaxants. AMRIX is a once-a-day, extended-release version of cyclobenzaprine hydrochloride.

ONCOLOGY

        Our U.S. oncology portfolio includes one marketed product and two product candidates to treat patients with hematologic cancers: TRISENOX®, an intravenous arsenic-based targeted therapy currently marketed in the U.S., as well as in Europe; TREANDA, a bi-functional hybrid cytotoxic; and CEP-701 (lestaurtinib), an oral small molecule tyrosine kinase inhibitor. In Europe, we have two commercialized oncology products in our portfolio: MYOCET® (liposomal doxorubicin), a cardio-protective chemotherapy agent used to treat metastatic breast cancer and TARGRETIN® (bexarotene), a treatment for cutaneous T-cell lymphoma. In addition, we market and sell ABELCET® (amphotericin B lipid complex), an anti-fungal product used by cancer patients.

TRISENOX

        In July 2005, we acquired substantially all of the assets related to the TRISENOX injection business from Cell Therapeutics, Inc. TRISENOX was approved for marketing in the United States and Europe in 2000 and 2002, respectively, for the treatment of patients with relapsed or refractory acute promyelocytic leukemia ("APL"), a life threatening hematologic cancer. APL is one of eight subtypes of acute myeloid or myelogenous leukemia ("AML"). According to the American Cancer Society, approximately 13,000 patients are diagnosed with AML in the United States every year, 10 to 15 percent of whom will have the APL subtype. Research indicates that approximately 10 to 30 percent of patients with APL will not respond to, or will relapse from, first-line therapy.

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

        In January 2007, the National Cancer Institute (the "NCI") and one of its Cooperative Clinical Trial Groups announced positive results from a clinical trial using TRISENOX in newly diagnosed patients with APL. According to the NCI, the results of the trial showed that adult patients with previously untreated APL who had standard chemotherapy to induce remission of their disease, and who then received TRISENOX to maintain remission, had significantly better event-free survival and better overall survival than those who received only standard chemotherapy. We are continuing to investigate uses of TRISENOX, as a single agent or in combination with other treatments, to treat APL and other forms of hematologic cancers.

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

  Competition

        The pharmaceutical market for the treatment of patients with relapsed or refractory APL is served by a number of available therapeutics, such as VESANOID® by Roche Laboratories Inc. in combination with chemotherapy.

TREANDA

        We obtained U.S. and Canadian rights to TREANDA in June 2005. TREANDA is a novel hybrid cytotoxic alkylating agent that differs from conventional compounds in its apparent multi-functional mechanism of action. In addition to killing cells by damaging their DNA and triggering apoptosis—which is typical of alkylating agents—researchers demonstrated that TREANDA also causes the disruption of cell division. Bendamustine hydrochloride, the active ingredient in TREANDA, is currently marketed in Germany by a third party for the treatment of NHL, CLL, multiple myeloma, metastatic breast cancer and other solid tumors.

        In September 2007, we submitted an NDA to the FDA requesting approval of TREANDA for the treatment of patients with CLL. The FDA has accepted this NDA for priority review, with a March 20, 2008 action date, and has granted an orphan drug designation to TREANDA for this indication. CLL is a slowly progressing blood and bone marrow disease with an estimated 15,000 new cases diagnosed every year in the United States, according to the NCI. The NDA is based on a large, international multi-center Phase 3 clinical trial that evaluated the safety and efficacy of bendamustine hydrochloride compared to chlorambucil in patients who were not previously treated for their disease. Chlorambucil is an FDA-approved first- line therapy for patients with CLL. In the pivotal trial, bendamustine hydrochloride met both primary endpoints, demonstrating overall response and progression-free survival with an acceptable tolerability profile.

        In December 2007, we also submitted an NDA to the FDA requesting approval of TREANDA for the treatment of patients with indolent B-cell NHL who have progressed during or following treatment with rituximab or a rituximab-containing regimen. The FDA has accepted this filing and set an action date of October 31, 2008 for its review of the NDA. NHL occurs when lymphatic cells divide too much and too fast. Growth control is lost, and the lymphatic cells may overcrowd, invade and destroy lymphoid tissues and spread to other organs. There are two broad subtypes of NHL—indolent, also referred to as slow growing or low-grade, and aggressive. Indolent disease may "transform" into a more aggressive condition. According to the NCI, an estimated 30,000 people in the United States were diagnosed in 2007 with indolent NHL, which is difficult to treat because patients are prone to relapse after treatment. The Phase 3 clinical trial of TREANDA in patients with indolent NHL whose cancer is no longer responsive to treatment with rituximab met its primary endpoints of overall response rate and median duration of response, while demonstrating a manageable tolerability profile. In clinical studies of TREANDA, the most common side effects included nausea, fatigue, neutropenia, diarrhea and vomiting.

  Intellectual Property Position

        We expect to receive a five year New Chemical Entity exclusivity which prevents the FDA from accepting an ANDA for this product for a period of five years from the date of approval (four years if the ANDA contains a Paragraph IV certification). In August 2007, the FDA granted orphan drug status for TREANDA for the treatment of CLL. The orphan drug designation will provide a seven-year period of marketing exclusivity for the treatment of CLL with TREANDA from the date of final FDA marketing approval of TREANDA. We are also prosecuting method of treatment and formulation patent applications relating to bendamustine hydrochloride. We also hold rights to the TREANDA trademark.

  Manufacturing and Product Supply

        We have one third party supplier of the active drug substance bendamustine hydrochloride and one third party supplier of finished supplies of TREANDA for our use in clinical trials. If TREANDA is approved by the FDA, the active drug substance and finished dosage form suppliers also will be approved and qualified. In addition, we will seek to qualify additional manufacturers as may be necessary to meet commercial demands and to protect against supply disruptions.

  Competition

        If approved, TREANDA would compete with traditional methods of treating indolent NHL, including treatments involving chemotherapy with a combination of drugs such as cyclophosphamide, vincristine and prednisolone and with drugs currently marketed (such as BEXXAR® (131-I tositumomab) by GlaxoSmithKline) or being developed to treat indolent NHL refractory to rituximab. If approved with respect to CLL, TREANDA would compete with Leukeran® (chlorambucil) by GlaxoSmithKline, Campath® (alemtuzumab) by Bayer Healthcare Pharmaceuticals and, although not currently approved for treatment of CLL but used for the treatment of CLL, the combination therapy of fludarabine, cyclophospharmide and rituximab.

CEP-701

        CEP-701 is under development as a treatment for FLT-3-mutated AML, a hematologic cancer characterized by uncontrolled growth of myeloid cells of the blood and bone marrow and the blockage of the production of normal cells, resulting in a deficiency of red cells, platelets and normal white cells. According to the American Cancer Society, an estimated 13,000 people in the United States will be diagnosed with AML each year and approximately 9,000 people will die from AML. Approximately 25 to 30 percent of AML patients have a FLT-3 genetic mutation that is associated with a poorer prognosis for relapse and survival.

        Our researchers, with our collaborators, found that in a subset of patients, their AML is caused by a mutation in a kinase called FLT-3. Normally, FLT-3 is involved in the growth and maturation of healthy blood cells. In AML patients with FLT-3 mutations, the cell signaling pathways promote uncontrolled cell growth. CEP-701 has been shown to block the signaling ability of the mutant FLT-3 kinase in preclinical studies. We are currently conducting a Phase 2/3 study of approximately 200 patients with AML who bear a FLT-3 activating mutation at first relapse from standard induction chemotherapy. In December 2005, we announced that the preliminary data of 44 patients in this study suggest that chemotherapy followed by the oral compound CEP-701 may offer a clinical benefit compared to chemotherapy alone. A clinical response has been achieved in all patients who showed an 85 percent or greater inhibition of FLT-3 activity and baseline cellular sensitivity to CEP-701. Patients with low FLT-3-inhibitory activity or cells insensitive to CEP-701 had a very low rate of clinical response. These data suggest that there may be the potential to predict which patients will respond positively to CEP-701. Preliminary safety analyses indicate that CEP-701 is generally well tolerated, with only a modest increase in gastrointestinal events such as nausea and dyspepsia reported.

        As of January 2008, approximately 160 patients have been randomly assigned to one of two treatment arms in the Phase 2/3 clinical trial: standard chemotherapy alone, or chemotherapy followed two days later by a daily 80-mg orally administered dose of CEP-701, continued for up to 113 days. We anticipate completion of this study in the second half of 2008. We also have initiated studies of CEP-701 in patients with myeloproliferative disorder in late 2007. CEP-701 is not presently indicated or approved by the FDA for the treatment of any disease.

  Intellectual Property Position

        We have a license to a composition of matter patent directed to CEP-701 that is set to expire in 2008 in the United States. If we are successful in attaining FDA approval for this compound in 2009, we would anticipate that the term of this patent would be extended under the Hatch-Waxman Act until 2014. In addition, assuming this same timetable for approval, we would expect to receive a five year New Chemical Entity period of marketing exclusivity (until 2014). In April 2006, the FDA granted orphan drug designation for CEP-701 for the treatment of AML. The orphan drug designation will provide a seven-year period of marketing exclusivity for the treatment of AML with CEP-701 from the date of final FDA marketing approval of CEP-701. We also hold rights to other patent applications directed to methods of treatment, formulations and polymorphs for CEP-701.

  Competition

        If approved, CEP-701 would compete with a number of available therapeutics, particularly those that are indicated for the treatment of hematologic cancers. We understand that Novartis and Millennium Pharmaceuticals are each developing drugs with a similar mechanism of action.

ADDICTION

        Our addiction therapeutic focus currently consists of one product, VIVITROL, which we launched in June 2006 following approval by the FDA in April 2006. VIVITROL is indicated for alcohol dependent patients who are able to abstain from alcohol in an outpatient setting and are not actively drinking when initiating treatment. Treatment with VIVITROL should be used in combination with psychosocial support, such as counseling or group therapy. VIVITROL utilizes Alkermes Inc.'s proprietary Medisorb® drug delivery technology in a once-a-month injectable formulation of naltrexone. Naltrexone is a FDA-approved drug that is currently available in daily oral dosage form for the treatment of alcohol dependence and for the blockade of effects of exogenously administered opioids. While we have made steady progress in increasing sales and physician awareness of this product, we have determined to reduce the level of our sales and marketing expenses for this product, including a reduction in the number of sales representatives promoting the product, to what we believe is an appropriate spending level.

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

License, Collaboration and Supply Agreements with Alkermes

        Under our license and collaboration agreement with Alkermes, we have agreed to pay Alkermes up to $220 million in milestone payments that are contingent on attainment of certain agreed-upon sales levels of VIVITROL and in exchange have received a license to several U.S. patents and patent applications directed to VIVITROL that will expire between 2013 and 2024. Pre-tax profit, as adjusted for certain items, and losses incurred currently are split equally between the parties. We work together with Alkermes to develop the commercial strategy for VIVITROL. We have primary responsibility for all marketing and sale efforts and currently have approximately 50 persons focused on the marketing and sale of VIVITROL; Alkermes is augmenting this effort with a team of approximately 15 managers of market development.

        We also have a supply agreement with Alkermes under which Alkermes provides us with finished commercial supplies of VIVITROL. We have agreed to purchase two VIVITROL manufacturing lines (and related equipment) from Alkermes and have granted Alkermes an option, exercisable after two years, to purchase these manufacturing lines at the then-current net book value of the assets.

INTERNATIONAL OPERATIONS

Commercial Products

        We market and sell over 30 different branded products in over 50 countries in Europe, the Middle East and Africa and have a strong presence in the five key European pharmaceutical markets: France, Germany, Italy, Spain and the United Kingdom. For the year ended December 31, 2007, aggregate net sales outside the United States accounted for 19% of our total consolidated net sales. In 2007, our eight largest products in terms of net product sales outside the United States are shown in the table below. Together, these products accounted for 76% of our total European segment net sales and 15% of our total consolidated net sales for the year ended December 31, 2007.

Product	Indication	Key Market(s)
ABELCET (amphotericin B lipid complex)(1)	Anti-fungal	France, Germany, U.K., Italy, Spain
ACTIQ (oral transmucosal fentanyl citrate)	Breakthrough cancer pain	France, Germany, U.K., Italy, Spain
MYOCET (liposomal doxorubicin)	Metastatic breast cancer	France, Germany, U.K., Italy, Spain
NAXY® and MONO-NAXY® (clarithromycin)(2)	Antibiotic	France
PROVIGIL (modafinil)(3)	Excessive sleepiness associated with narcolepsy and certain other conditions	France, Germany, U.K., Italy, Spain
SPASFON® (phloroglucinol)	Biliary/urinary tract spasm and irritable bowel syndrome	France
TARGRETIN (bexarotene)(4)	Cutaneous T-cell lymphoma	France, Germany, U.K.

(1)
ABELCET is licensed from Bristol Myers Squibb.
(2)
NAXY and MONO-NAXY are licensed from Abbott France.
(3)
Marketed under the name MODIODAL® (modafinil) in France and under the name VIGIL® (modafinil) in Germany.
(4)
TARGRETIN is licensed from Ligand Pharmaceuticals.

        We are expanding our reach beyond Europe to Asia, where we have established an office in Hong Kong. We are seeking approval from the Chinese authorities to develop and register our products and are exploring a number of other opportunities in China and expect this market to be a key part of our Asian growth strategy moving forward. In 2007, our licensees, Alfresa Pharma and Mitsubishi Tanabe Pharma, launched modafinil in Japan (under the trade name MODIODAL) for the treatment of excessive daytime sleepiness associated with narcolepsy. Nippon Shinyaku launched TRISENOX in 2004 and we have formed relationships with other Japanese companies, as well. These partners are conducting clinical trials with and pursuing regulatory approval of a number of our products in Japan.

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

RESEARCH AND DEVELOPMENT

        In addition to ongoing clinical programs supporting our marketed products and internally generated compounds at various stages of clinical investigation, our discovery research and development efforts focus primarily on two therapeutic areas: disorders of the central nervous system and cancers. Our research strategy is guided by four core principles: 1) balancing risk; 2) utilizing multiple technologies within a disease focus; 3) establishing strategic alliances to complement internal expertise; and 4) innovative research and development that focuses on unmet medical needs.

        In the area of CNS disorders, "neurodegenerative disorders" (e.g., Alzheimer's and Parkinson's diseases) remain significant areas of interest for us; however, we are continuing to explore new therapeutic approaches in sleep medicine, psychiatry, attention-deficit/hyperactivity disorder and cognition with the goal of diversifying our pre-clinical CNS pipeline. In oncology, our efforts grew from our early, pioneering research in understanding pathways involved in cell survival and death. Cancers are characterized by the uncontrolled survival and proliferation of cells that form tumors. Our research has focused on kinases and proteases, which are key intracellular messenger systems integral to cellular integrity, cellular proliferation and survival. We have developed a proprietary library of novel, potent, small, orally-active synthetic kinase and protease inhibitors that specifically target key kinases/proteases involved in tumor growth, the inhibition of which can promote tumor regression. Furthermore, our efforts in understanding fundamental DNA damage and repair mechanisms necessary for cell survival and differentiation have allowed us to discover novel compounds that, when combined with standard chemo-or radiotherapy, may provide better, more durable tumor regression without exacerbating side effects.

CNS Disorders

        Our pioneering research programs in neurodegenerative diseases have been the foundation from which we have grown our overall research strategies. Discovery research in this area is relatively high risk given how little is known about disease etiology (molecular target selection) and progression (prolonged clinical investigation). As such, we have utilized our experience with products in sleep medicine, pain and psychiatry to complement and balance our ongoing CNS discovery efforts targeting unique G-Protein Coupled Receptors ("GPCR"), the targets through which many CNS drugs act. Our research is focused on discovering the next generation of medicines to treat psychiatric, cognitive and sleep disorders and pain. CEP-26401, a histamine H3 receptor antagonist/inverse agonist, is the first GPCR-directed compound entering into IND-enabling development activities with the therapeutic potential for treatment of the cognitive disorders associated with the negative symptoms of schizophrenia and/or symptomatic improvement in the cognitive dysfunction in Alzheimer's disease.

Oncology

        Our current oncology research program includes two main therapeutic targets: solid tumors, which are associated with a broad range of cancers, and hematological cancers, including AML, multiple myeloma and myeloproliferative disorders ("MPD").

        In normal tissues, cellular proliferation is balanced by cellular death. Generally, both processes are controlled in part by a class of molecules (known as growth factors) that bind to cell surface receptors (many of which are kinases). Kinases, on the cell surface or intracellular, control the lifecycle of a cell by regulating when it should replicate, cease replication, perform its functions in a healthy state, or undergo programmed cell death. In cancer, the normal mechanisms of cell death are either blocked or survival mechanisms overactive, allowing cells to escape/avoid programmed death and leaving cell proliferation unchecked.

        Many current cancer therapies are designed to arrest and kill rapidly dividing cells non-selectively. Thus, traditional chemotherapy and radiation therapy kill all rapidly dividing cells, including both normal and cancerous cells, and the benefits of these therapies are often limited by their toxicity to normal cells. We are focusing our research on identifying the mechanisms blocking cell-death programs, enhancing tumor cell survival and/or understanding DNA damage and repair. We believe this foundation will enable us to develop selective therapies with improved clinical benefit and better side effect profiles than current cancer treatments.

Solid Tumors

        Solid tumors account for roughly 80 to 90 percent of all cancers. Cancers of the lung, breast, colon, and prostate—each of which involves the formation and spread of tumors—are among the most prevalent and deadly forms of cancer. Angiogenesis, the natural process used by the human body to produce blood vessels, occurs as a pathological process in the development of solid tumors such as breast and lung cancers. All living organisms, including tumors, need blood vessels to supply nutrients to survive and grow. Recently approved therapeutics in this area have targeted a receptor family/primary ligand responsible for survival of individual capillary cells and formation of the tumor blood vessel: a protein receptor kinase called VEGF or the ligand VEGF itself.

        Our researchers have not only discovered proprietary, potent orally active inhibitors of the VEGF kinase but have also demonstrated the importance of the Tie-2 receptor kinase as a critical partner with VEGF in the process of angiogenesis. The Tie-2 receptor kinase works in concert with VEGF receptor systems to form new blood vessels. We have shown that inhibiting both kinases results in much greater tumor regression than would be observed with either one individually.

        From this research, we have synthesized a number of proprietary, orally active molecules that are potent, dual inhibitors of VEGF and Tie-2 kinases. These molecules have been shown to potently inhibit the formation of blood vessels and thereby slow growth and/or induce regressions of a variety of tumors in pre-clinical models. A potential drug candidate, CEP-11981, has been identified incorporating both of these important mechanisms, and we are currently testing this molecule in Phase 1 clinical trials.

        As noted above, many current cancer therapies are designed to arrest and kill rapidly dividing cells non-selectively via damage to DNA. Thus, traditional chemotherapy and radiation therapy kill all rapidly dividing cells, including both normal and cancerous cells, and the benefits of these therapies are often limited by their toxicity to normal cells. In addition, DNA repair mechanisms in tumor cells are up-regulated, further limiting the ability of these treatments to be completely successful. PARP is an integral DNA repair enzyme that corrects single and double strand DNA breaks in normal cells, cancer cells and after chemo- or radiation therapy. Using pre-clinical models, we have shown that inhibiting this key repair mechanism sensitizes the tumor to the anti-tumor killing effects of chemo- and radiation therapy and thereby overcomes tumor resistance. CEP-9722, chosen from a library of proprietary potent, orally active PARP inhibitors is currently in IND-enabling activities.

Hematological Cancers

        Hematologic (blood) cancers such as leukemia, lymphoma, multiple myeloma and MPD continue to have a significant impact on human life. Hematologic cancers arise due to errors in the genetic information of an immature blood cell. As a consequence of these errors, cell development is arrested so that it does not mature further, but is instead replicated over and over again, resulting in a proliferation of abnormal blood cells that eventually crowd out and destroy normal blood cells.

        In addition to AML and the oncogenic role of FLT-3 mutations, activating mutations in another kinase known as JAK-2 has been implicated as the causative event in MPD. MPD consists of a group of hematologic disorders (polycythemia vera, essential thrombocytopenia and chronic idiopathic myelofibrosis) characterized by excessive production of red blood cells by hematopoietic precursors. The clinical features of MPD include anemia, thrombosis, hemorrhage, bone marrow fibrosis and leukemic transformation. There currently are no effective treatments for these conditions. Our scientists have discovered that the multikinase inhibitor, CEP-701, is a potent inhibitor of the mutated JAK-2 kinase. CEP-701 has demonstrated anti-tumor effects in pre-clinical models of MPD and we currently are studying this molecule in a Phase 2 clinical trial for the treatment of MPD.

        In addition, we are actively pursuing the development of novel inhibitors of the proteosome, a multifunctional protease integral to normal cellular functioning. Based on clinical and pre-clinical studies, we believe that proteosome inhibitors may have utility in the treatment of hematological cancers, particularly multiple myeloma. We have identified proprietary proteosome inhibitors that in preclinical models of cancer display greater efficacy and tolerability than currently available therapies. These proteosome inhibitors also may be useful in the treatment of solid tumors. CEP-18770, a potent, proprietary proteosome inhibitor, is currently in Phase 1 clinical investigation.

Neurotrophic Factors

        Under a collaboration with Chiron Corporation that was terminated in February 2001, we conducted clinical trials using IGF-I, also known as MYOTROPHIN® (mecasermin) Injection, in patients in North America and Europe suffering from amyotrophic lateral sclerosis ("ALS"). ALS is a fatal disorder of the nervous system characterized by the chronic, progressive degeneration of motor neurons, which leads to muscle weakness, muscle atrophy and, eventually, to the patient's death. In February 1997, we submitted an NDA to the FDA for approval to market MYOTROPHIN in the United States for the treatment of ALS. In May 1998, the FDA issued a letter stating that the NDA was "potentially approvable," under certain conditions. We do not believe those conditions can be met without conducting an additional Phase 3 clinical study, and we have no plans to conduct such a study at this time. However, certain physicians have obtained governmental and non-governmental funding to be used to conduct such a study. We have agreed with these physicians to allow reference to our investigational new drug application ("IND") and have agreed to supply MYOTROPHIN in quantities sufficient for them to conduct the study in exchange for the right to use any clinical data generated by such study in support of FDA approval of our pending NDA. The final patient completed this study in August 2007, but the collection and analysis of the study data is still ongoing. Even if positive, the results of this study may not be sufficient to obtain regulatory approval to market the product. Furthermore, we do not have a source for finished commercial supply of MYOTROPHIN in the event regulatory approval is obtained.

Other Discovery Research Efforts

        One of the key components of our discovery research strategy is the establishment of strategic alliances to complement our internal scientific expertise and to provide a more diverse therapeutic breadth and depth to our research efforts. For example, we have collaborations with Euroscreen s.a. to discover and develop small molecule therapeutics targeting GPCRs; Pharmacopeia Drug Discovery, Inc. to identify new chemical entities as candidates for drug development in various therapeutic areas; Psychogenics Inc. to broaden our pharmacological expertise; and AMBIT Biosciences Inc. to utilize AMBIT's technology in interrogating the kinome, that portion of the human genome that codes for protein kinases. In addition to these, we sponsor a number of external research collaborations with academic laboratories throughout the world.

Drug Delivery Research and Development

        We pursue collaborative relationships with pharmaceutical companies that leverage the capabilities of these partners with our drug delivery and manufacturing capabilities to deliver new products incorporating our ORASOLV® or DURASOLV® orally disintegrating drug delivery technologies or our ORAVESCENT drug delivery technology. Revenues from these arrangements consist of net sales of manufactured products to partners, product development and licensing fees and royalties, and totaled 4.2% of our total consolidated revenue for the year ended December 31, 2007. We currently collaborate with many partners, including AstraZeneca, Novartis, Organon, Schering-Plough and Wyeth. We have three manufacturing lines at our Eden Prairie, Minnesota facility for product requiring blister packaging and a manufacturing line at our Brooklyn Park, Minnesota facility for bottled product. We also have granulation and taste masking capabilities at our Eden Prairie facility. In January 2008, we announced our intentions to transition manufacturing activities at Eden Prairie to our manufacturing facility in Salt Lake City, Utah. The transition of these activities and the closure of the Eden Prairie facility is expected to be completed within two to three years.

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

        ODT technology has emerged as an important drug delivery technology that enables tablets to disintegrate quickly in the mouth without the use of water or chewing. ODT may improve compliance with a prescribed drug regimen, may improve dosing accuracy relative to liquid formulations and often is preferred by patients to conventional tablets and other formulations. Our two primary ODT technologies are ORASOLV and DURASOLV. Our ORASOLV technology incorporates taste masked active drug ingredients in orally disintegrating tablets. The low level of compaction pressure applied to ORASOLV tablets allows higher porosity, faster disintegration time and larger amounts of taste masked active drug ingredients to be compressed into the tablets. The U.S. patent for our ORASOLV technology expires in 2010.

        Our DURASOLV technology uses higher compaction forces than ORASOLV to produce orally disintegrating tablets incorporating active drug ingredients in a more durable orally disintegrating tablet. Due to their greater durability, DURASOLV tablets are easier to handle and package, and may cost less to produce and package. The U.S. patents for our DURASOLV technology expire in 2018. In the third quarter of 2007, the U.S. Patent and Trademark Office (the "PTO") notified us that, on re-examination, it has rejected the claims in the two U.S. patents for our DURASOLV ODT technology. We filed notices of appeal of the PTO's decisions in the fourth quarter of 2007.

        In addition to our ORASOLV and DURASOLV technologies, we continue to develop our LYOC® technology to create ODT using freeze drying methods to manufacture tablets. We have a fully dedicated LYOC manufacturing site in Nevers, France, which we recently expanded to provide additional capacity for both in-house and third party manufacturing. We currently manufacture and sell several drugs in France using our LYOC technology, including SPASFON LYOC®, PARALYOC®, PROXALYOC® and LOPERAMIDE LYOC®.

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

CUSTOMERS

        Our principal customers are wholesale drug distributors. These customers comprise a significant part of the distribution network for all pharmaceutical products in the United States. Three large wholesale drug distributors, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, control a significant share of this network. These three wholesale customers, in the aggregate, accounted for 66% of our total consolidated gross sales for the year ended December 31, 2007.

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

        In addition to the market exclusivity period under the Orphan Drug Act, the U.S. Drug Price Competition and Patent Term Restoration Act of 1984 permits a sponsor to petition for an extension of the term of a patent for a period of time following the initial FDA approval of an NDA. The statute specifically allows a patent owner acting with due diligence to extend the term of the patent for a period equal to one-half the period of time elapsed between the approval of the IND and the filing of the corresponding NDA, plus the period of time between the filing of the NDA and FDA approval, up to a maximum of five years of patent term extension. Any such extension, however, cannot extend the patent term beyond a maximum term of fourteen years following FDA approval and is subject to other restrictions. Additionally, under this statute, five years of marketing exclusivity is granted for the first approval of a New Chemical Entity ("NCE"). During this period of exclusivity, an ANDA or a 505(b)(2) application cannot be submitted to the FDA for a drug product equivalent or identical to the NCE. An ANDA is the application form typically used by manufacturers seeking approval of a generic version of an approved drug. There is also a possibility that Congress will revise the underlying statute in the next few years, which may affect these provisions in ways that we cannot foresee. Additionally, the FDA regulates the labeling, storage, record keeping, advertising and promotion of prescription pharmaceuticals. Drug manufacturing establishments must register with the FDA and list their products with the FDA.

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

EMPLOYEES

        As of December 31, 2007, we had a total of 2,796 full-time employees, of which 1,982 were employed in the United States and 814 were located at our various facilities in Europe. We believe that we have been successful in attracting skilled and experienced personnel; however, competition for such personnel is intense.

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

A significant portion of our revenue is derived from our three largest products, and our future success will depend on the continued acceptance of PROVIGIL and the growth of FENTORA.

        For the year ended December 31, 2007, 49% of our total consolidated net sales were derived from sales of PROVIGIL and 29% of our total consolidated net sales were derived from sales of our pain products, FENTORA and ACTIQ (including our generic OTFC product). Since September 2006, we have experienced meaningful erosion of branded ACTIQ sales in the United States and we expect this erosion will continue into 2008. In addition, sales of our own generic OTFC product could be significantly impacted by the entrance into the market of additional generic OTFC products, which could occur at any time. To counter this impact, we will need FENTORA, our next-generation pain product launched in October 2006, to achieve projected levels of growth. In September 2007, we issued a letter to healthcare professionals to clarify the appropriate patient selection, design and administration for FENTORA, following reports of serious adverse events in connection with the use of the product. With respect to PROVIGIL, we cannot be certain that it will continue to be accepted in its market. Specifically, the following factors, among others, could affect the level of market acceptance and/or growth of PROVIGIL and FENTORA:

  •
  a change in the perception of the healthcare community of the safety and efficacy of the products, both in an absolute sense and relative to that of competing products;

  •
  the level and effectiveness of our sales and marketing efforts and, with respect to PROVIGIL, those of our partner, Takeda;

  •
  the extent to which the products are studied in clinical trials in the future and the results of any such studies;

  •
  any unfavorable publicity regarding these or similar products;

  •
  the price of the products relative to other competing drugs or treatments, including the impact of the availability of generic OTFC products on market acceptance of FENTORA;

  •
  any changes in government and other third-party payer reimbursement policies and practices; and

  •
  regulatory developments affecting the manufacture, marketing or use of these products, including, for example, the impact of any recent or future changes to the approved labels for these products.

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

        Our long-term prospects, particularly with respect to the growth of our future sales and earnings, depend to a large extent on our ability to obtain FDA approvals of new product candidates such as TREANDA or of expanded indications of our existing products such as FENTORA and NUVIGIL. There can be no assurance that our applications to market these and other product candidates will be submitted or reviewed in a timely manner or that the FDA will approve the product candidates on the basis of the data contained in the applications. Even if approval is granted to market a product candidate, there can be no assurance that we will be able to successfully commercialize the product in the marketplace or achieve a profitable level of sales.

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

PROVIGIL / NUVIGIL

        The U.S. composition of matter patent for modafinil expired in 2001. We own U.S. and foreign patent rights that expire between 2014 and 2015 and cover pharmaceutical compositions and uses of modafinil, specifically, certain particle sizes of modafinil contained in the pharmaceutical composition of PROVIGIL. With respect to NUVIGIL, we successfully obtained issuance of a U.S. patent in November 2006 claiming the Form I polymorph of armodafinil, the active drug substance in NUVIGIL. This patent is currently set to expire in 2023. Foreign patent applications directed to the Form I polymorph of armodafinil and its use in treating sleep disorders are pending in Europe and elsewhere. Ultimately, these patents might be found invalid as the result of a challenge by a third party, or a potential competitor could develop a competing product or product formulation that avoids infringement of these patents. While we intend to vigorously defend the validity of these patents and prevent infringement, these efforts will be both expensive and time consuming and, ultimately, may not be successful. The loss of patent protection for our modafinil-based products would significantly and negatively impact future sales.

        As of the filing date of this Annual Report on Form 10-K, we are aware of seven ANDAs on file with the FDA for pharmaceutical products containing modafinil. Each of these ANDAs contains a Paragraph IV certification in which the ANDA applicant certified that the U.S. particle-size modafinil patent covering PROVIGIL either is invalid or will not be infringed by the ANDA product. In March 2003, we filed a patent infringement lawsuit against four companies—Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals, Inc., Ranbaxy Laboratories Limited and Barr Laboratories, Inc.—based upon the ANDAs filed by each of these companies with the FDA seeking approval to market a generic form of modafinil. We believe that these four companies were the first to file ANDAs with Paragraph IV certifications and thus are eligible for the 180-day period of marketing exclusivity provided by the provisions of the Federal Food, Drug and Cosmetic Act. In early 2005, we also filed a patent infringement lawsuit against Carlsbad Technology, Inc. based upon the Paragraph IV ANDA related to modafinil that Carlsbad filed with the FDA.

        In late 2005 and early 2006, we entered into settlement agreements with each of Teva, Mylan, Ranbaxy and Barr; in August 2006, we entered into a settlement agreement with Carlsbad and its development partner, Watson Pharmaceuticals, Inc., which we understand has the right to commercialize the Carlsbad product if approved by the FDA. As part of these separate settlements, we agreed to grant to each of these parties a non-exclusive royalty-bearing license to market and sell a generic version of PROVIGIL in the United States, effective in April 2012, subject to applicable regulatory considerations. Under the agreements, the licenses could become effective prior to April 2012 only if a generic version of PROVIGIL is sold in the United States prior to this date.

        We filed each of the settlements with both the FTC and the Antitrust Division of the DOJ as required by the Medicare Modernization Act. The FTC conducted an investigation of each of the PROVIGIL settlements and, in February 2008, filed suit against us in U.S. District Court for the District of Columbia challenging the validity of the settlements and related agreements entered into by us with each of Teva, Mylan, Ranbaxy and Barr. The complaint alleges a violation of Section 5(a) of the Federal Trade Commission Act and seeks to permanently enjoin us from maintaining or enforcing these agreements. We believe the FTC complaint is without merit. While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

        We also are aware of numerous private antitrust complaints filed in the U.S. District Court for the Eastern District of Pennsylvania, each naming Cephalon, Barr, Mylan, Teva and Ranbaxy as co-defendants and claiming, among other things, that the PROVIGIL settlements violate the antitrust laws of the United States and, in some cases, certain state laws. All but one of these actions have been consolidated into a complaint on behalf of a class of direct purchasers of PROVIGIL and a separate complaint on behalf of a class of consumers and other indirect purchasers of PROVIGIL. A separate complaint filed by an indirect purchaser of PROVIGIL was filed in September 2007. The plaintiffs in all of these actions are seeking monetary damages and/or equitable relief. We moved to dismiss the class action complaints in November 2006.

        Separately, in June 2006, Apotex, Inc., a subsequent ANDA filer seeking FDA approval of a generic form of modafinil, filed suit against us, also in the U.S. District Court for the Eastern District of Pennsylvania, alleging similar violations of antitrust laws and state law. Apotex asserts that the PROVIGIL settlement agreements improperly prevent it from obtaining FDA approval of its ANDA, and seeks monetary and equitable remedies. Apotex also seeks a declaratory judgment that the '516 Patent is invalid, unenforceable and/or not infringed by its proposed generic. In late 2006, we filed a motion to dismiss the Apotex case, which is pending. Separately, we are seeking a judicial order in Canada to prevent regulatory approval of Apotex's generic modafinil tablets in Canada. We expect a decision by the Federal Court of Canada in this matter in the third quarter of 2008. We believe that the private antitrust complaints described in the preceding paragraph and the Apotex antitrust complaint are without merit. While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

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

DURASOLV

        In the third quarter of 2007, the PTO notified us that, on re-examination, it has rejected the claims in the two U.S. patents for our DURASOLV ODT technology. We filed notices of appeal of the PTO's decisions in the fourth quarter of 2007. While we intend to vigorously defend these patents, these efforts, ultimately, may not be successful. The invalidity of the DURASOLV patents could have a material adverse impact on revenues from our drug delivery business.

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

  •
  criminal prosecution.

        Over the past few years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities, including the DOJ and various U.S. Attorney's Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the FTC and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the Food, Drug and Cosmetic Act, the False Claims Act, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with off-label promotion of products, pricing and Medicare and/or Medicaid reimbursement.

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

        In early November 2007, we announced that we had reached an agreement in principle with the USAO in Philadelphia and the DOJ with respect to the USAO investigation that began in September 2004. The investigation was focused on our sales and promotional practices with respect to ACTIQ, GABITRIL and PROVIGIL. Under this agreement, we expect to pay $425.0 million as part of a comprehensive settlement of all Federal and related state Medicaid claims. In addition, we will agree to a single federal misdemeanor violation of the Federal Food, Drug and Cosmetic Act and enter into a corporate integrity agreement with the Office of Inspector General of the U.S. Department of Health and Human Services. The terms described above are subject to negotiation and the execution of the final settlement and corporate integrity agreements. There can be no assurance that the settlement will be finalized on the terms outlined above.

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

        In late 2007, we were served with a series of putative class action complaints filed on behalf of entities that claim to have purchased ACTIQ for use outside of the product's approved label. The complaints allege violations of various state consumer protection laws, as well as the violation of the common law of unjust enrichment, and seek an unspecified amount of money in actual, punitive and/or treble damages, with interest, and/or disgorgement of profits. We believe the allegations in the complaints are without merit, and we intend to vigorously defend ourselves in these matters and in any similar actions that may be filed in the future.

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

        During research and development, the use of pharmaceutical products, such as ours, is limited principally to clinical trial patients under controlled conditions and under the care of expert physicians. The widespread commercial use of our products could identify undesirable or unintended side effects that have not been evident in our clinical trials or the commercial use as of the filing date of this report. For example, in September 2007, we issued a letter to healthcare professionals to clarify the appropriate patient selection, design and administration for FENTORA, following reports of serious adverse events in connection with the use of the product. Likewise, in February 2005, working with the FDA, we updated our prescribing information for GABITRIL to include a bolded warning describing the risk of new onset seizures in patients without epilepsy. In addition, in patients who take multiple medications, drug interactions could occur that can be difficult to predict. Additionally, incidents of product misuse, product diversion or theft may occur, particularly with respect to products such as FENTORA, ACTIQ, generic OTFC and PROVIGIL, which contain controlled substances.

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

        A number of analysts and investors who follow our stock have developed models to attempt to forecast future product sales and expenses, and have established earnings expectations based upon those models. These models, in turn, are based in part on estimates of projected revenue and earnings that we disclose publicly. Forecasting future revenues is difficult, especially when we only have a few years of commercial history and when the level of market acceptance of our products is changing rapidly. As a result, it is reasonably likely that our product sales will fluctuate to an extent that may not meet with market expectations and that also may adversely affect our stock price. There are a number of other factors that could cause our financial results to fluctuate unexpectedly, including:

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

        All of our convertible notes outstanding contain restricted conversion prices that are either below or close to our stock price as of December 31, 2007. As a result, our convertible notes have been classified as current liabilities on our consolidated balance sheet at December 31, 2007. Under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. As of the filing date of this report, we do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time. If we do not have sufficient funds available to repay the principal balance of notes presented for conversion, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

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

        In the United States, there have been, and we expect there will continue to be, various proposals to implement similar controls. The commercial success of our products could be limited if federal or state governments adopt any such proposals. In addition, in the United States and elsewhere, sales of pharmaceutical products depend in part on the availability of reimbursement to the consumer from third party payers, such as government and private insurance plans. These third party payers are increasingly utilizing their significant purchasing power to challenge the prices charged for pharmaceutical products and seek to limit reimbursement levels offered to consumers for such products. Moreover, many governments and private insurance plans have instituted reimbursement schemes that favor the substitution of generic pharmaceuticals for more expensive brand-name pharmaceuticals. In the United States in particular, generic substitution statutes have been enacted in virtually all states and permit or require the dispensing pharmacist to substitute a less expensive generic drug instead of an original branded drug. These third party payers are focusing their cost control efforts on our products, especially with respect to prices of and reimbursement levels for products prescribed outside their labeled indications. In these cases, their efforts may negatively impact our product sales and profitability.

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

        The conditions that our products treat, and some of the other disorders for which we are conducting additional studies, are currently treated with many drugs, several of which have been available for a number of years or are available in inexpensive generic forms. With respect to PROVIGIL, and, when launched, NUVIGIL, there are several other products used for the treatment of excessive sleepiness or narcolepsy in the United States, including methylphenidate products, and in our other territories, many of which have been available for a number of years and are available in inexpensive generic forms. With respect to AMRIX, we face significant competition from SKELAXIN®, FLEXERIL® and other inexpensive generic forms of muscle relaxants. With respect to FENTORA, we face competition from numerous short-and long-acting opioid products, including three products—Johnson & Johnson's DURAGESIC® and Purdue Pharmaceutical's OXYCONTIN® and MS-CONTIN®—that dominate the market. In addition, we are aware of numerous other companies developing other technologies for rapidly delivering opioids to treat breakthrough pain that will compete against FENTORA in the market for breakthrough cancer pain in opioid-tolerant patients. It also is possible that the existence of generic OTFC could negatively impact the growth of FENTORA. With respect to ACTIQ, generic competition from Barr has meaningfully eroded branded ACTIQ sales and impacted sales of our own generic OTFC through Watson. Our generic sales also could be significantly impacted by the entrance into the market of additional generic OTFC products, which could occur at any time. With respect to VIVITROL, we face competition from CAMPRAL® and oral naltrexone. With respect to TRISENOX, the pharmaceutical market for the treatment of patients with relapsed or refractory APL is served by a number of available therapeutics, such as VESANOID® by Roche in combination with chemotherapy.

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

        As part of our efforts to acquire businesses or to enter into other significant transactions, we conduct business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction. Despite our efforts, we ultimately may be unsuccessful in ascertaining or evaluating all such risks and, as a result, we might not realize the intended advantages of the acquisition. If we fail to realize the expected benefits from acquisitions we have consummated or may consummate in the future, whether as a result of unidentified risks, integration difficulties, regulatory setbacks or other events, our business, results of operations and financial condition could be adversely affected. In connection with an acquisition, we must estimate the value of the transaction by making certain assumptions about, among other things, likelihood of regulatory approval for unapproved products and the market potential for marketed products and/or product candidates. Ultimately, our assumptions may prove to be incorrect, which could cause us to fail to realize the anticipated benefits of a transaction.

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

        The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future. For example, from January 1, 2007 through February 15, 2008 our common stock traded at a high price of $84.83 and a low price of $56.20. Negative announcements, including, among others:

  •
  adverse regulatory decisions;

  •
  disappointing clinical trial results;

  •
  legal challenges, disputes and/or other adverse developments impacting our patents or other proprietary products; or

  •
  sales or operating results that fall below the market's expectations could trigger significant declines in the price of our common stock. In addition, external events, such as news concerning economic conditions, our competitors or our customers, changes in government regulations impacting the biotechnology or pharmaceutical industries or the movement of capital into or out of our industry, also are likely to affect the price of our common stock, regardless of our operating performance.

Our internal controls over financial reporting may not be considered effective, which could result in possible regulatory sanctions and a decline in our stock price.

        Section 404 of the Sarbanes-Oxley Act of 2002 requires us to furnish annually a report on our internal controls over financial reporting and to maintain effective disclosure controls and procedures and internal controls over financial reporting. In order for management to evaluate our internal controls, we must regularly review and document our internal control processes and procedures and test such controls. Ultimately, we or our independent auditors could conclude that our internal control over financial reporting may not be effective if, among others things:

  •
  any material weakness in our internal controls over financial reporting exist; or

  •
  we fail to remediate assessed deficiencies.

        During 2008, we are expanding our SAP® implementation to include additional capabilities. This expansion will require changes to certain aspects of our existing system of internal controls over financial reporting. Due to the number of controls to be examined, both with respect to this phase of the implementation and our other internal controls over financial reporting, the complexity of our processes, and the subjectivity involved in determining the effectiveness of controls, we cannot be certain that, in the future, all of our controls will continue to be considered effective by management or, if considered effective by our management, that our auditors will agree with such assessment.

        If, in the future, we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal control over financial reporting, we could be subject to regulatory sanctions or lose investor confidence in the accuracy and completeness of our financial reports, either of which could have an adverse effect on the market price for our securities.

A portion of our revenues and expenses is subject to exchange rate fluctuations in the normal course of business, which could adversely affect our reported results of operations.

        Historically, a portion of our revenues and expenses has been earned and incurred, respectively, in currencies other than the U.S. dollar. For the year ended December 31, 2007, 19% of our revenues were denominated in currencies other than the U.S. dollar. We translate revenues earned and expenses incurred into U.S. dollars at the average exchange rate applicable during the relevant period. A weakening of the U.S. dollar would, therefore, increase both our revenues and expenses. Fluctuations in the rate of exchange between the U.S. dollar and the euro and other currencies may affect period-to-period comparisons of our operating results. Historically, we have not hedged our exposure to these fluctuations in exchange rates.

Our customer base is highly concentrated.

        Our principal customers are wholesale drug distributors. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. Three large wholesale distributors, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, control a significant share of this network. These three wholesaler customers, in the aggregate, accounted for 66% of our total consolidated gross sales for the year ended December 31, 2007. Fluctuations in the buying patterns of these customers, which may result from seasonality, wholesaler buying decisions or other factors outside of our control, could significantly affect the level of our net sales on a period to period basis. Because of this, the amounts purchased by these customers during any quarterly or annual period may not correlate to the level of underlying demand evidenced by the number of prescriptions written for such products, as reported by IMS Health Incorporated.

We are involved, or may become involved in the future, in legal proceedings that, if adversely adjudicated or settled, could materially impact our financial condition.

        As a biopharmaceutical company, we are or may become a party to litigation in the ordinary course of our business, including, among others, matters alleging employment discrimination, product liability, patent or other intellectual property rights infringement, patent invalidity or breach of commercial contract. In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could significantly impact results of operations and financial condition. We currently are vigorously defending ourselves against those matters specifically described in Note 13 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K as well as numerous other litigation matters. While we currently do not believe that the settlement or adverse adjudication of these other litigation matters would materially impact our results of operations or financial condition, the final resolution of these matters and the impact, if any, on our results of operations, financial condition or cash flows is unknown but could be material.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We lease our corporate headquarters, which is located in Frazer, Pennsylvania and consists of approximately 190,000 square feet of administrative office space. We own approximately 160,000 square feet of research and office space in West Chester, Pennsylvania, at the site of our former corporate headquarters. We also lease approximately 215,000 square feet of office, administrative, research and warehouse space that is near our Frazer and West Chester facilities. In Salt Lake City, Utah, we own approximately 200,000 square feet of manufacturing, warehousing and laboratory space and lease approximately 123,000 square feet for administrative, research and pilot plant functions. At our facilities in Eden Prairie and Brooklyn Park, Minnesota, we own approximately 200,000 square feet of space, most of which is dedicated to our manufacturing and warehousing operations. In January 2008, we announced our intentions to transition manufacturing activities at Eden Prairie to our manufacturing facility in Salt Lake City, Utah.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We did not submit any matters to the vote of security holders during the fourth quarter of 2007.

Executive Officers of the Registrant

        The names, ages and positions held by our executive officers as of the filing date of this Annual Report on Form 10-K are as follows:

Name	Age	Position
Frank Baldino, Jr., Ph.D.	54	Chairman and Chief Executive Officer
Valli F. Baldassano.	47	Executive Vice President and Chief Compliance Officer
J. Kevin Buchi	52	Executive Vice President and Chief Financial Officer
Peter E. Grebow, Ph.D.	61	Executive Vice President, Worldwide Technical Operations
John E. Osborn	50	Executive Vice President, General Counsel and Secretary
Robert P. Roche, Jr.	52	Executive Vice President, Worldwide Pharmaceutical Operations
Lesley Russell, MB.Ch.B., MRCP.	47	Executive Vice President, Worldwide Medical and Regulatory Operations
Carl A. Savini	58	Executive Vice President and Chief Administrative Officer
Jeffry L. Vaught, Ph.D.	57	Executive Vice President and President, Research and Development

        All executive officers are elected by the Board of Directors to serve in their respective capacities until their successors are elected and qualified or until their earlier resignation or removal.

        Dr. Baldino founded Cephalon and has served as Chief Executive Officer and a director since its inception. He was appointed Chairman of the Board of Directors in December 1999. Dr. Baldino received his Ph.D. degree from Temple University, holds several adjunct academic appointments and is a trustee of Temple University. Dr. Baldino currently serves as a director of Pharmacopeia, Inc., a developer of proprietary technology platforms for pharmaceutical companies, Acusphere, Inc., a specialty pharmaceutical company and NicOx S.A., a company engaged in the research, development and commercialization of nitric oxide therapeutics.

        Ms. Baldassano joined Cephalon in October 2007 as Executive Vice President and Chief Compliance Officer. From April to September 2007, Ms. Baldassano served as Partner with Fox Rothschild LLP in Philadelphia where she was a member of the Litigation Department. Between January 2004 and March 2007, Ms. Baldassano served as Vice President Global Compliance for Schering-Plough. Between 1999 and 2003, Ms. Baldassano served as Senior Director, Global Compliance and Associate General Counsel for Pharmacia. Between 1990 and 1998, Ms. Baldassano was an Assistant U.S. Attorney with the criminal division of the U.S. Attorney's Office for the Eastern District of Pennsylvania. Ms. Baldassano graduated from Georgetown University and received her J.D. from Syracuse University.

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

        Mr. Osborn joined Cephalon in March 1997 and was appointed Senior Vice President, General Counsel and Secretary in 1998, and Executive Vice President in 2006. From 1992 to 1997, Mr. Osborn was employed by The DuPont Merck Pharmaceutical Company, most recently as Vice President and Associate General Counsel. Prior to that, he served in the George H.W. Bush administration with the U.S. Department of State, practiced corporate law in Boston with the firm of Hale and Dorr, and clerked for a U.S. Court of Appeals judge. He holds a visiting research appointment in politics at Princeton University, and has been elected to membership in the American Law Institute and the Council on Foreign Relations. Mr. Osborn is a member of the board of governors of the East-West Center in Honolulu, an education and research organization established by the U.S. Congress to study the Asia Pacific region and its relationship with the United States. He also serves as a member of the board of directors of Incept BioSystems, Inc., a privately-held biomedical device company in Ann Arbor, Michigan. Mr. Osborn earned a law degree from the University of Virginia and a master's degree in international public policy from The Johns Hopkins University. On February 8, 2008, we announced Mr. Osborn's intention to resign from Cephalon, effective March 31, 2008.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is quoted on the NASDAQ Stock Market under the symbol "CEPH." The following table sets forth the range of high and low sale prices for the common stock as reported on the NASDAQ Stock Market for the periods indicated below.

	High	Low
2007
First Quarter	$76.65	$64.65
Second Quarter	84.83	72.80
Third Quarter	83.25	66.52
Fourth Quarter	79.10	70.00
2006
First Quarter	$82.92	$59.55
Second Quarter	68.40	51.58
Third Quarter	67.25	53.70
Fourth Quarter	78.38	61.42

        As of February 15, 2008, there were 463 holders of record of our common stock. On February 15, 2008, the last reported sale price of our common stock as reported on the NASDAQ Stock Market was $60.60 per share.

        We have not paid any dividends on our common stock since our inception and do not anticipate paying any dividends on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities

Period	Total Number of Shares of Common Stock Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Stock that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2007	—	$—	—	—
November 1-30, 2007	—	—	—	—
December 1-31, 2007	93,744	74.42	—	—

Total	93,744	$74.42	—	—

(1)
This column reflects the following transactions during the fourth quarter of 2007: (i) 1,273 shares repurchased from employees and (ii) the surrender to Cephalon of 92,471 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

(2)
Price paid per share is a weighted average based on the closing price of our common stock on the various vesting dates.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table gives information about our common stock that may be issued upon the exercise of stock options, warrants and rights under all of our existing equity compensation plans as of December 31, 2007, including the 1987 Stock Option Plan (which expired in 1997) (the "1987 Plan"), the 2004 Equity Compensation Plan (the "2004 Plan") and the 2000 Equity Compensation Plan for Employees and Key Advisors (the "2000 Plan").

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	(c) Number of Securities Remaining Available for Future Issuance (Excludes Securities Reflected in Column (a))(2)
Equity compensation plans approved by stockholders	5,941,167	(3)	$51.79	712,632
Equity compensation plans not approved by stockholders(4)	1,594,792		$61.55	94,662

Total	7,535,959		$53.86	807,294

(1)
The foregoing does not include stock options assumed under the Anesta Corp. 1993 Stock Option Plan (the "Anesta Plan") as a result of our acquisition of Anesta Corp. in 2000. As of December 31, 2007, there were 16,988 shares of common stock subject to outstanding stock options under the Anesta Plan, with a weighted average exercise price of these stock options of $26.75 per share. No additional shares are reserved for issuance under the Anesta Plan.

(2)
The 2004 Plan permits our Board of Directors or the Stock Option and Compensation Committee of our Board to award stock options to participants. Up to 75,150 of the shares remaining available for issuance under equity compensation plans approved by stockholders may be issued as restricted stock units. Restricted stock unit awards are not permitted to be made under the terms of the 2000 Plan.

(3)
Includes awards covering 747,050 shares of unvested restricted stock units that are outstanding under the 2004 Plan. There are no outstanding stock options or shares that remain available for grant under the 1987 Plan.

(4)
Issued under the 2000 Plan, which does not require the approval of, and has not been approved by, Cephalon stockholders.

2000 Equity Compensation Plan for Employees and Key Advisors

        On December 13, 2000, our Board of Directors adopted the 2000 Plan. The 2000 Plan has been amended several times since its adoption, with the most recent amendment to the 2000 Plan on July 25, 2002. The 2000 Plan provides that stock options may be granted to our employees who are not officers or directors of Cephalon and consultants and advisors who perform services for Cephalon. At the time of its initial approval, the 2000 Plan was not submitted to, nor was it required to be submitted to, our stockholders for approval. Amendments to the 2000 Plan, including amendments increasing the number of shares of common stock reserved for issuance under the 2000 Plan, also did not require approval of our stockholders. In light of changes to the NASDAQ shareholder approval requirements for stock option plans, our Board of Directors has decided that it will not further increase the number of shares authorized for issuance under the 2000 Plan, but will continue to use any shares authorized for issuance under the 2000 Plan for future grants until the 2000 Plan expires according to its terms in 2010.

        The purpose of the 2000 Plan is to promote our success by linking the personal interests of our non-executive employees and consultants and advisors to those of our stockholders and by providing participants with an incentive for outstanding performance. The 2000 Plan currently authorizes the granting of "non-qualified stock options" ("NQSOs") only. The 2000 Plan is administered and interpreted by the Stock Option and Compensation Committee of the Board of Directors subject to ratification by the Board of Directors. The Stock Option and Compensation Committee determines the individuals who will receive a NQSO grant under the 2000 Plan, the number of shares of common stock subject to the NQSO, the period during which the NQSO becomes exercisable, the term of the NQSO (but not to exceed 10 years from the date of grant) and the other terms and conditions of the NQSO consistent with the terms of the 2000 Plan. All of the NQSOs that are currently outstanding under the 2000 Plan become exercisable ratably over a four-year period beginning on the date of grant and expire ten years from the date of grant. The exercise price of a NQSO granted under the 2000 Plan will be determined by the Stock Option and Compensation Committee, but may not be less than the fair market value of the underlying stock on the date of grant. A grantee may exercise a NQSO granted under the 2000 Plan by delivering notice of exercise to the Stock Option and Compensation Committee and paying the exercise price (i) in cash, (ii) with approval of the Stock Option and Compensation Committee, by delivering shares of common stock already owned by the grantee and having a fair market value on the date of exercise equal to the exercise price, or through attestation to ownership of such shares, or (iii) through such other method as the Stock Option and Compensation Committee may approve. In the event of a "Corporate Transaction," (e.g., a merger in which 50% or more of the common stock is transferred to a third party), all outstanding stock options will automatically accelerate and become immediately exercisable, subject to certain limitations.

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

ITEM 6.    SELECTED FINANCIAL DATA
(In thousands, except per share data)

        We completed the acquisitions of AMRIX® in August 2007, the issued share capital of Zeneus Holdings Limited on December 22, 2005, substantially all assets related to the TRISENOX® (arsenic trioxide) injection business from CTI and CTI Technologies, Inc., a wholly-owned subsidiary of CTI on July 18, 2005, outstanding capital stock of Salmedix, Inc. on June 14, 2005 and the outstanding shares of capital stock of CIMA LABS on August 12, 2004. These acquisitions have been accounted for either as business combinations or asset purchases.

	Year Ended December 31,
Statement of operations data
	2007	2006	2005	2004	2003
Sales	$1,727,299	$1,720,172	$1,156,518	$980,375	$685,250
Other revenues	45,339	43,897	55,374	35,050	29,557

Total revenues	1,772,638	1,764,069	1,211,892	1,015,425	714,807

Settlement reserve	425,000	—	—	—	—
Impairment charges	—	12,417	20,820	30,071	—
Acquired in-process research and development	—	5,000	366,815	185,700	—
Debt exchange expense	—	48,122	—	28,230	—
Write-off of deferred debt issuance costs	—	13,105	27,109	—	—
Income tax expense (benefit)	123,285	93,438	(70,164)	45,629	46,456
Net income (loss)	$(191,704)	$144,816	$(174,954)	$(73,813)	$83,858

Basic income (loss) per common share	$(2.88)	$2.39	$(3.01)	$(1.31)	$1.49

Weighted average number of common shares outstanding	66,597	60,507	58,051	56,489	55,560

Diluted income (loss) per common share	$(2.88)	$2.08	$(3.01)	$(1.31)	$1.42

Weighted average number of common shares outstanding—assuming dilution	66,597	69,672	58,051	56,489	64,076

	December 31,
Balance sheet data
	2007	2006	2005	2004	2003
Cash, cash equivalents and investments	$826,265	$521,724	$484,090	$791,676	$1,155,163
Total assets	3,506,269	3,045,497	2,819,206	2,396,922	2,381,656
Current portion of long-term debt	1,237,169	1,023,312	933,160	5,114	9,637
Long-term debt (excluding current portion)	3,788	224,992	763,097	1,284,410	1,409,417
Accumulated deficit	(624,128)	(425,256)	(570,072)	(395,118)	(321,305)
Stockholders' equity	1,302,067	1,309,460	612,171	830,044	770,370

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K and the "Risk Factors" contained in Part I, Item 1A of this Annual Report on Form 10-K.

EXECUTIVE SUMMARY

        Cephalon, Inc. is an international biopharmaceutical company dedicated to the discovery, development and marketing of innovative products to treat human diseases. We currently focus our efforts in four core therapeutic areas: central nervous system ("CNS") disorders, pain, oncology and addiction. In addition to conducting an active research and development program, we market seven proprietary products in the United States and numerous products in various countries throughout Europe. Consistent with our core therapeutic areas, we have aligned our approximately 690-person U.S. field sales and sales management teams by area. In Europe, we have a sales and marketing organization numbering approximately 400 persons that supports our presence in nearly 20 European countries, including France, the United Kingdom, Germany, Italy and Spain.

        Our most significant product is PROVIGIL, which comprised 49% of our total consolidated net sales for the year ended December 31, 2007, of which 94% was in the U.S. market. For the year ended December 31, 2007, consolidated net sales of PROVIGIL increased 16% over the year ended December 31, 2006. PROVIGIL is indicated for the treatment of excessive sleepiness associated with narcolepsy, obstructive sleep apnea/hypopnea syndrome ("OSA/HS") and shift work sleep disorder ("SWSD"). We co-promote PROVIGIL in the United States with our partner, Takeda Pharmaceuticals North America, Inc. Together with our CNS field sales team, we now have approximately 900 persons focused on detailing PROVIGIL in the United States. In June 2007, we secured final FDA approval of NUVIGIL for the same indications as PROVIGIL. NUVIGIL is a single-isomer formulation of modafinil, the active ingredient in PROVIGIL. The product is protected by a composition of matter patent that will expire on December 18, 2023 and covers a novel polymorphic form of armodafinil, the active pharmaceutical ingredient in NUVIGIL. We currently intend to launch NUVIGIL around 2010.

        Our two next most significant products are FENTORA® (fentanyl buccal tablet) [C-II] and ACTIQ® (oral transmucosal fentanyl citrate) [C-II] (including our generic version of ACTIQ ("generic OTFC")). Together, these products comprise 29% of our total consolidated net sales for the year ended December 31, 2007, of which 92% was in the U.S. market. In October 2006, we launched in the United States FENTORA, our next-generation proprietary pain product. FENTORA is indicated for the management of breakthrough pain in patients with cancer who are already receiving and are tolerant to opioid therapy for their underlying persistent cancer pain. We have focused our clinical strategy for FENTORA on studying the product in opioid-tolerant patients with breakthrough pain associated with chronic pain conditions, such as neuropathic pain and back pain. In November 2007, we submitted a supplemental new drug application ("sNDA") to the FDA seeking approval to market FENTORA for the management of breakthrough pain in opioid tolerant patients with chronic pain conditions. The FDA has set September 13, 2008 as the action date for its review of this sNDA and has indicated that it will hold an Advisory Committee meeting in May 2008 to discuss this sNDA. With respect to ACTIQ, its sales have been meaningfully eroded by generic OTFC products sold since September 2006 by Barr and by us through our sales agent, Watson, and we expect this erosion will continue into 2008.

        In August 2007, we acquired the North American rights to AMRIX for $100.1 million from E. Claiborne Robins Company, Inc., a privately-held company d/b/a ECR Pharmaceuticals ("ECR"). Under the acquisition agreement, ECR also could receive up to an additional $255 million in milestone payments that are contingent on attainment of certain agreed-upon sales levels of AMRIX. Two dosage strengths of AMRIX (15 mg and 30 mg) were approved in February 2007 by the FDA for short-term use as an adjunct to rest and physical therapy for relief of muscle spasm associated with acute, painful musculoskeletal conditions. We made the product available in the United States in October 2007 and commenced a full U.S. launch in November 2007. In February 2008, we entered into an agreement with a contract sales provider to add 120 sales representatives to our field sales team detailing AMRIX.

        In September and December 2007, we submitted new drug applications ("NDA") to the FDA requesting approval of TREANDA® (bendamustine hydrochloride) for the treatment of patients with chronic lymphocytic leukemia ("CLL") and patients with indolent B-cell non-Hodgkin's lymphoma ("NHL") who have progressed during or following treatment with rituximab or a rituximab-containing regimen, respectively. The FDA has accepted both NDAs and has granted priority review and an orphan drug designation to TREANDA for the CLL indication.

        As a biopharmaceutical company, our future success is highly dependent on obtaining and maintaining patent protection or regulatory exclusivity for our products and technology. We intend to vigorously defend the validity, and prevent infringement, of our patents. The loss of patent protection or regulatory exclusivity on any of our existing products, whether by third-party challenge, invalidation, circumvention, license or expiration, could materially impact our results of operations. In late 2005 and early 2006, we entered into settlement agreements with each of Teva, Mylan, Ranbaxy and Barr. As part of these separate settlements, we agreed to grant to each of these parties a non-exclusive royalty-bearing license to market and sell a generic version of PROVIGIL in the United States, effective in April 2012. In February 2008, the U.S. Federal Trade Commission ("FTC") filed suit against us in U.S. District Court for the District of Columbia challenging the validity of the settlement and related agreements. For more information concerning these settlements, see "Central Nervous System Disorders—Modafinil Products—Intellectual Property Position" below.

        Our activities and operations are subject to significant government regulations and oversight. In early November 2007, we announced that we had reached an agreement in principle with the U.S. Attorney's Office ("USAO") in Philadelphia and the U.S. Department of Justice (the "DOJ") with respect to the USAO investigation that began in September 2004. The investigation was focused on our sales and promotional practices with respect to ACTIQ, GABITRIL® (tiagabine hydrochloride) and PROVIGIL. Under this agreement, we expect to pay $425.0 million as part of a comprehensive settlement of all Federal and related state Medicaid claims. In addition, we will agree to a single federal misdemeanor violation of the Federal Food, Drug and Cosmetic Act and enter into a corporate integrity agreement with the Office of Inspector General of the U.S. Department of Health and Human Services. The terms described above are subject to negotiation and the execution of the final settlement and corporate integrity agreements. There can be no assurance that the settlement will be finalized on the terms outlined above.

        In addition, in September 2004, we announced that we had received a voluntary request for information from the Office of the Connecticut Attorney General that also appears to be focused on our sales and promotional practices with respect to ACTIQ, GABITRIL and PROVIGIL. We are cooperating with this Office, are providing documents and other information in response to these and additional requests and are engaged in ongoing discussions with them. In late October 2007, we also received a civil demand for information from the Office of the Massachusetts Attorney General that is focused on sales and promotional practices with respect to ACTIQ, FENTORA and certain of our other products. We intend to cooperate with this request as well. Both of these matters may involve civil penalties and/or fines. The payment of any settlement or judgment amount and/or fines could have a material adverse effect on our financial position, liquidity and results of operations. Furthermore, it is reasonably likely that we will face future additional requests for information from other state attorneys general focused on historical sales and promotional practices for our U.S. products. If civil penalties and/or fines were to result from such investigations, it could materially and adversely effect our financial position, liquidity and results of operations.

        We have significant levels of indebtedness outstanding, nearly all of which consists of convertible notes. Under the terms of the indentures governing nearly all of our notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. For a more complete description of these notes, see Note 11 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. We do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, there are no restrictions on our use of this cash, and the cash available to repay indebtedness may decline over time.

        As of December 31, 2007, the fair value of both the 2.0% convertible senior subordinated notes due June 1, 2015 (the "2.0% Notes") and Zero Coupon Convertible Notes due June 2033, first putable June 15, 2008 and June 15, 2010 (collectively, the "Zero Coupon Notes") is greater than the value of the shares into which such notes are convertible. We believe that the share price of our common stock would have to significantly increase over the market price as of the filing date of this report before the fair value of the convertible notes would be less than the value of the common stock shares underlying the notes. As such, we believe it is highly unlikely that holders of the 2.0% Notes or Zero Coupon Notes will present significant amounts of such notes for conversion under the current terms. In the unlikely event that a significant conversion did occur, we believe that we have the ability to raise sufficient cash to repay the principal amounts due through a combination of utilizing our existing cash on hand, raising money in the capital markets or selling our note hedge instruments for cash. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

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

RECENT ACQUISITIONS AND TRANSACTIONS

        For additional information related to each of the following acquisitions and transactions, see Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

  AMRIX Acquisition

        In August 2007, we acquired the North American rights to AMRIX® (cyclobenzaprine hydrochloride extended-release capsules) from E. Claiborne Robins Company, Inc., a privately-held company d/b/a ECR Pharmaceuticals ("ECR"). We made an initial payment of $100.1 million cash to ECR upon the closing of the acquisition, $0.9 million and $99.2 million of which was capitalized as inventory and an intangible asset, respectively. Under the acquisition agreement, ECR also could receive up to an additional $255 million in milestone payments that are contingent on attainment of certain agreed-upon sales levels of AMRIX. Two dosage strengths of AMRIX (15 mg and 30 mg) were approved in February 2007 by the FDA for short-term use as an adjunct to rest and physical therapy for relief of muscle spasm associated with acute, painful musculoskeletal conditions. We made the product available in the United States in October 2007 and commenced a full U.S. launch in November 2007.

  Co-Promotion Agreement with Takeda

        Under our co-promotion agreement, Takeda sales representatives promote PROVIGIL to primary care physicians and other appropriate health care professionals in the United States. Effective in April 2008, Takeda sales representatives, 500 in total, will detail PROVIGIL in the first position. Together with our CNS field sales team, we will have approximately 900 persons focused on detailing

PROVIGIL in the United States. We also have an option to utilize the Takeda sales force for the promotion of NUVIGIL. The parties have formed a joint commercialization committee to manage the promotion of PROVIGIL. We have retained all responsibility for the development, manufacture, distribution and sale of the product.

        The co-promotion agreement expires in June 2009. In certain circumstances, the agreement may be terminated by either party in June 2008; if we terminate the agreement at that time, we will be obligated to make specified royalty payments to Takeda during the three years following termination. In addition, if we undergo a change of control prior to June 2009, we have the option to terminate the co-promotion agreement, subject to our obligation to make certain specified payments to Takeda. We pay Takeda a royalty based on certain sales criteria for PROVIGIL and NUVIGIL during the three-year term and, if specified sales levels are reached, during the three calendar years following the expiration of the co-promotion agreement.

  Zeneus Holdings Limited Acquisition

        On December 22, 2005, we completed our acquisition of all of the issued share capital of Zeneus Holdings Limited. Total consideration paid in connection with the acquisition was $365.8 million, net of cash acquired.

  TRISENOX Acquisition

        On July 18, 2005, we completed our acquisition of substantially all assets related to TRISENOX from Cell Therapeutics, Inc. and CTI Technologies, Inc., a wholly-owned subsidiary of CTI. The results of operations of TRISENOX have been included in the consolidated statements of operations since the acquisition date.

  VIVITROL License and Collaboration

        Under our license and collaboration agreement with Alkermes, we have agreed to pay Alkermes up to $220 million in milestone payments that are contingent on attainment of certain agreed-upon sales levels of VIVITROL and in exchange have received a license to several U.S. patents and patent applications directed to VIVITROL that will expire between 2013 and 2024. Pre-tax profit, as adjusted for certain items, and losses incurred currently are split equally between the parties. We work together with Alkermes to develop the commercial strategy for VIVITROL. We have primary responsibility for all marketing and sale efforts and currently have approximately 50 persons focused on the marketing and sale of VIVITROL; Alkermes is augmenting this effort with a team of approximately 15 managers of market development.

        We also have a supply agreement with Alkermes under which Alkermes provides us with finished commercial supplies of VIVITROL. We have agreed to purchase two VIVITROL manufacturing lines (and related equipment) from Alkermes and have granted Alkermes an option, exercisable after two years, to purchase these manufacturing lines at the then-current net book value of the assets. As of December 31, 2007, we have incurred $33.2 million related to the construction of these two manufacturing lines. We expect to incur up to an additional $37.8 million to complete these two manufacturing lines.

  Salmedix, Inc. Acquisition

        On June 14, 2005, we completed our acquisition of Salmedix, Inc. As a result of the acquisition, we obtained U.S. and Canadian rights to TREANDA. The results of operations for Salmedix have been included in our consolidated financial statements as of the acquisition date.

RESULTS OF OPERATIONS
(In thousands)

Year ended December 31, 2007 compared to year ended December 31, 2006:

	Year Ended December 31,
	2007			2006			% Increase (Decrease)
	United States	Europe	Total	United States	Europe	Total	United States	Europe	Total
Sales:
PROVIGIL	$801,639	$50,408	$852,047	$691,779	$43,052	$734,831	16%	17%	16%
GABITRIL	50,642	6,668	57,310	54,971	4,316	59,287	(8)%	54%	(3)%

CNS	852,281	57,076	909,357	746,750	47,368	794,118	14%	20%	15%
ACTIQ	199,407	40,665	240,072	550,390	27,252	577,642	(64)%	49%	(58)%
Generic OTFC	129,033	—	129,033	54,801	—	54,801	135%	—%	135%
FENTORA	135,136	—	135,136	29,250	—	29,250	362%	—%	362%
AMRIX	8,401	—	8,401	—	—	—	100%	—%	100%

Pain	471,977	40,665	512,642	634,441	27,252	661,693	(26)%	49%	(23)%
Other	69,263	236,037	305,300	56,084	208,277	264,361	23%	13%	15%

Total Sales	1,393,521	333,778	1,727,299	1,437,275	282,897	1,720,172	(3)%	18%	—%
Other Revenues	40,149	5,190	45,339	35,399	8,498	43,897	13%	(39)%	3%

Total Revenues	$1,433,670	$338,968	$1,772,638	$1,472,674	$291,395	$1,764,069	(3)%	16%	—%

        Sales—In the United States, we sell our proprietary products to pharmaceutical wholesalers, the largest three of which accounted for 66% and 71% of our total consolidated gross sales for the years ended December 31, 2007 and 2006, respectively. Decisions made by these wholesalers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) can materially affect the level of our sales in any particular period and thus may not necessarily correlate to the number of prescriptions written for our products as reported by IMS Health Incorporated.

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

        As of December 31, 2007, we received information from substantially all of our U.S. wholesaler customers about the levels of inventory they held for our U.S. branded products. Based on this information, which we have not independently verified, we believe that total inventory held at these wholesalers is approximately two weeks supply of our U.S. branded products at our current sales levels. At December 31, 2007, we believe that inventory held at wholesalers and retailers of our generic OTFC product, launched in October 2006, is approximately three months supply.

        For the year ended December 31, 2007, sales were impacted by changes in the product sales allowances deducted from gross sales as described further below and by changes in the relative levels of the number of units of inventory held at wholesalers and retailers. For the year ended December 31, 2007, total sales remained consistent over the prior year. The other key factors that contributed to the changes in sales are summarized by product as follows:

  •
  In CNS, sales of PROVIGIL increased 16 percent. Demand for PROVIGIL increased as evidenced by an increase in U.S. prescriptions for PROVIGIL of 9%, according to IMS Health. For the year ended December 31, 2007, sales of PROVIGIL also were impacted by domestic price increases of 5% from period to period. European sales increased due to the favorable effect of exchange rate changes, stronger sales in substantially all territories and higher prices for GABITRIL.

  •
  In Pain, sales decreased 23 percent. Sales of ACTIQ were impacted by an increase in domestic prices of 48% from period to period, offset by an 81% decrease in U.S. prescriptions, according to IMS Health. For the year ended December 31, 2007, we recognized $129.0 million of revenue related to sales of our own generic OTFC and shipments of our generic OTFC to Barr, as compared to $54.8 million in 2006 following our launch of generic OTFC in late September 2006. We recognized $135.1 million of revenue related to sales of FENTORA for the year ended December 31, 2007, as compared to $29.3 million in 2006 following the launch of the product in October 2006. We also recognized $8.4 million of revenue related to sales of AMRIX. European sales of ACTIQ were favorably impacted by the efforts of our co-promotion partner in France that started during 2006 and the favorable effect of exchange rate changes. In 2008, we expect overall sales of our Pain products to remain relatively consistent as compared to 2007 based on a continued shift in market share from ACTIQ to generic OTFC and the potential for further generic entrants into the market, partially offset by the increase in sales of FENTORA and AMRIX.

  •
  Other sales, which consist primarily of sales of other products and certain third party products, increased 15 percent. The increase is attributable to an increase of $27.8 million in sales of our European products, primarily driven by sales in France and sales of oncology products in Europe and the favorable effect of exchange rate changes. In addition, other sales in the U.S. increased $13.2 million, primarily driven by increases in sales of VIVITROL and TRISENOX.

        Other Revenues—The increase of 3% from period to period is primarily due to an increase in revenues from our collaborators including royalties, milestone payments and fees.

        Analysis of gross sales to net sales—The following table presents the product sales allowances deducted from gross sales to arrive at a net sales figure:

	Year Ended December 31,
				% Change
	2007	2006	Change
Gross sales	$1,941,097	$1,890,836	$50,261	3%
Product sales allowances:
Prompt payment discounts	31,814	32,384	(570)	(2)%
Wholesaler discounts	22,172	2,939	19,233	654%
Returns	14,116	24,735	(10,619)	(43)%
Coupons	25,419	26,853	(1,434)	(5)%
Medicaid discounts	37,528	45,267	(7,739)	(17)%
Managed care and governmental contracts	82,749	38,486	44,263	115%

	213,798	170,664	43,134

Net sales	$1,727,299	$1,720,172	$7,127	—%

Product sales allowances as a percentage of gross sales	11.0%	9.0%

        Prompt payment discounts, generally granted at 2% of sales, decreased for the year ended December 31, 2007 as compared to the year ended December 31, 2006 due to a decrease in U.S. sales that are eligible for the discount. Wholesaler discounts increased $19.2 million period over period because cumulative price increases as of December 31, 2006 produced wholesaler credits that significantly offset the wholesaler discounts that would have been recorded for 2006. Returns decreased as a result of our historical returns experience, particularly related to our CNS products, that is used in the calculation of our returns reserve requirements and due to an overall decrease in U.S. sales.

Coupons decreased for the year ended December 31, 2007 as compared to the year ended December 31, 2006 as a result of the elimination and expiration of ACTIQ coupons on September 30, 2006, offset by the distribution of coupons for FENTORA, which was launched in October 2006.

        Medicaid discounts decreased for the year ended December 31, 2007 as compared to the year ended December 31, 2006 due to the lower sales and Medicaid utilization of our Pain products, particularly branded ACTIQ, offset by an increase in the reimbursement rate for ACTIQ and generic OTFC as a result of the application of the provisions of the Deficit Reduction Act of 2005 effective October 1, 2007. Managed care and governmental contracts increased for the year ended December 31, 2007 as compared to the year ended December 31, 2006 due to additional rebates for certain managed care and governmental programs, particularly with respect to sales of PROVIGIL and our generic OTFC product. In addition, we recognized a reduction in the managed care and governmental contracts allowance of $13.3 million in the third quarter of 2006, representing amounts paid to the U.S. Department of Defense ("DoD") under the Tricare program from October 2004 through June 30, 2006. In October 2006, the DoD announced that it would reimburse all companies that had voluntarily made such payments under the Tricare program due to the U.S. Court of Appeals September 2006 ruling. In the future, we expect product sales allowances as a percentage of gross sales to trend upward due to the impact of potential future price increases on Medicaid discounts and potential increases related to Medicaid, managed care and governmental contracts sales.

	Year Ended December 31,
				% Change
	2007	2006	Change
Costs and expenses:
Cost of sales	$341,867	$338,784	$3,083	1%
Research and development	369,115	424,239	(55,124)	(13)%
Selling, general and administrative	735,799	689,492	46,307	7%
Settlement reserve	425,000	—	425,000	100%
Impairment charge	—	12,417	(12,417)	(100)%
Acquired in-process research and development	—	5,000	(5,000)	(100)%

	$1,871,781	$1,469,932	$401,849	27%

        Cost of Sales—The cost of sales was 19.8% of net sales for the year ended December 31, 2007 and 19.7% of net sales for the year ended December 31, 2006. For the years ended December 31, 2007 and 2006, we recognized $90.5 million and $81.7 million of amortization expense included in cost of sales, respectively. The remainder of this fluctuation is primarily due to the following factors: lower royalty expenses for ACTIQ resulting from the decline in the royalty rate upon the expiration of the ACTIQ patents in September 2006; the favorable mix of product margins for certain of our product sales for the year ended December 31, 2007 as compared to the year ended December 31, 2006, offset by a decrease in product margin for our Pain products resulting from the shift in market share from ACTIQ to generic OTFC; the net effect of price increases in 2006 on U.S. products; an $8.6 million inventory reserve related to SPARLON™ (modafinil) Tablets [C-IV] recorded in the second quarter of 2006; and a charge of $3.5 million in the first quarter of 2007 for the termination of a materials supply agreement.

        Research and Development Expenses—Research and development expenses decreased $55.1 million, or 13%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. For the years ended December 31, 2007 and 2006, we recognized $28.5 million and $80.5 million, respectively, in up-front payments related to rights acquired to certain development stage products. We also recognized a $15.0 million milestone payment related to our NDA filing for TREANDA in the third quarter of 2007. This decrease is also attributable to lower expenses associated with reduced levels of clinical activity in 2007 as compared to 2006. For the years ended December 31, 2007 and 2006, we recognized $20.6 million and $20.9 million of depreciation expense included in research and development expenses, respectively.

        Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $46.3 million, or 7%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006 primarily due to the cessation of the reimbursement of expenses from Alkermes related to the promotion of VIVITROL of $23.8 million, increased sales and marketing spending on oncology products, expenses incurred under our agreements with Takeda and Watson and $7.2 million for severance costs primarily related to the reorganization of our sales force. These increases were offset by reduced spending on marketing expenses and continuing medical education grants for our existing products and $6.0 million of one-time payments made for the year ended December 31, 2006 in connection with PROVIGIL settlement agreements. For the years ended December 31, 2007 and 2006, we recognized $12.7 million and $13.9 million of depreciation expense included in selling, general and administrative expenses, respectively.

        Settlement Reserve—For the year ended December 31, 2007, we recorded a settlement reserve of $425.0 million related to the terms of the agreement in principle reached with the U.S. Attorney's Office. See Note 13 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

        Impairment charge—In June 2006, we announced that data from our Phase 3 clinical program evaluating GABITRIL for the treatment of generalized anxiety disorder ("GAD") did not reach statistical significance on the primary study endpoints. As a result, we performed a test of impairment on the carrying value of our investment in GABITRIL product rights and recorded an impairment charge of $12.4 million in the second quarter of 2006 related to our European rights.

	Year Ended December 31,
				% Change
	2007	2006	Change
Other income (expense):
Interest income	$32,816	$25,438	$7,378	29%
Interest expense	(19,833)	(18,922)	(911)	(5)%
Debt exchange expense	—	(48,122)	48,122	100%
Write-off of deferred debt issuance costs	—	(13,105)	13,105	100%
Gain on extinguishment of debt	5,319	—	5,319	100%
Gain on sale of investment	5,791	—	5,791	100%
Other income (expense), net	6,631	(1,172)	7,803	666%

	$30,724	$(55,883)	$86,607	155%

        Other Income (Expense)—Other income (expense) increased $86.6 million, or 155%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The increase was attributable to the following factors:

  •
  an increase in interest income for the year ended December 31, 2007 due to higher average investment balances;

  •
  a $48.1 million charge resulting from the exchange of $336.9 million of Zero Coupon Notes and $100.0 million of 2.0% Notes in December 2006;

  •
  a $13.1 million write-off in 2006 of deferred debt issuance costs related to our Zero Coupon Notes;

  •
  a $5.3 million gain on extinguishment of debt related to the Pennsylvania Industrial Development Board loan forgiveness in 2007;

  •
  a $5.8 million gain on the sale of an investment in a privately-held company in 2007; and

  •
  a $7.8 million increase in other income (expense), net primarily due to fluctuations in foreign currency gains and losses in the comparable periods.

	Year Ended December 31,
				% Change
	2007	2006	Change
Income tax expense	$123,285	$93,438	$29,847	32%

        Income Taxes—For the year ended December 31, 2007, we recognized $123.3 million of income tax expense on loss before income taxes of $68.4 million, as we have not yet recognized a tax benefit for the $425.0 million settlement reserve recorded as of December 31, 2007 due to the uncertainty associated with the tax treatment of the settlement. This compared to income tax expense for the year ended December 31, 2006 of $93.4 million on income before income taxes of $238.3 million, resulting in an effective tax rate of 39.2 percent. See Note 14 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a reconciliation of the United States Federal statutory rate to our effective tax rate.

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

        Sales—In the United States, we sell our proprietary products to pharmaceutical wholesalers, the largest three of which accounted for 71% and 75% of our total consolidated gross sales for the years ended December 31, 2006 and 2005, respectively. Decisions made by these wholesalers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) can materially affect the level of our sales in any particular period and thus may not necessarily correlate to the number of prescriptions written for our products as reported by IMS Health Incorporated.

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

        For the year ended December 31, 2006, sales were impacted by changes in the product sales allowances deducted from gross sales as described further below and by changes in the relative levels of the number of units of inventory held at wholesalers and retailers. For the year ended December 31, 2006, total sales increased by 49% over the prior year. The other key factors that contributed to the changes in sales are summarized by product as follows:

  •
  In CNS, sales of PROVIGIL increased 43 percent. Demand for PROVIGIL increased as evidenced by an increase in U.S. prescriptions for PROVIGIL of 18%, according to IMS Health. For the year ended December 31, 2006, sales of PROVIGIL also were impacted by domestic price increases of 12% from period to period.

  •
  In Pain, sales increased 61 percent. Sales of ACTIQ were impacted by an increase in domestic prices of 68% from period to period, offset slightly by a decline in demand for ACTIQ as evidenced by a 17% decrease in U.S. prescriptions, according to IMS Health. For the year ended December 31, 2006, we recognized $54.8 million of revenue related to shipments of our generic OTFC to Barr and sales of our own generic OTFC and $29.3 million of revenue related to sales of FENTORA.

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

        Analysis of gross sales to net sales—The following table presents the product sales allowances deducted from gross sales to arrive at a net sales figure:

	Year Ended December 31,
				% Change
	2006	2005	Change
Gross sales	$1,890,836	$1,335,602	$555,234	42%
Product sales allowances:
Prompt payment discounts	32,384	22,284	10,100	45%
Wholesaler discounts	2,939	24,373	(21,434)	(88)%
Returns	24,735	15,853	8,882	56%
Coupons	26,853	23,313	3,540	15%
Medicaid discounts	45,267	67,245	(21,978)	(33)%
Managed care and governmental contracts	38,486	26,016	12,470	48%

	170,664	179,084	(8,420)

Net sales	$1,720,172	$1,156,518	$563,654	49%

Product sales allowances as a percentage of gross sales	9.0%	13.4%

        Prompt payment discounts and returns allowances increased for the year ended December 31, 2006 as compared to the year ended December 31, 2005 due to the increase in sales. Wholesaler discounts decreased due to the fact that fewer incremental wholesaler discounts were required for the year ended December 31, 2006 as a result of 2006 price increases. Decreases in product sales allowances were also caused by lower Medicaid discounts resulting from a significant number of participants transferring to Part D of the Medicare Prescription Drug Improvement and Modernization Act of 2003 program effective January 1, 2006. Managed care and governmental contracts increased for the year ended December 31, 2006 as compared to the year ended December 31, 2005 due to additional rebates for certain managed care and governmental programs, offset by a reduction of $13.3 million recognized in the third quarter of 2006, representing amounts paid to the DoD under the Tricare program from October 2004 through June 30, 2006. In October 2006, the DoD announced that it would reimburse all companies that had voluntarily made such payments under the Tricare program due to the U.S. Court of Appeals September 2006 ruling. In the future, we expect product sales allowances as a percentage of gross sales to trend upward due to the impact of potential future price increases on Medicaid discounts and potential increases related to Medicaid, managed care and governmental contracts sales.

	Year Ended December 31,
				% Change
	2006	2005	Change
Costs and expenses:
Cost of sales	$338,784	$221,874	$116,910	53%
Research and development	424,239	370,818	53,421	14%
Selling, general and administrative	689,492	454,523	234,969	52%
Impairment charges	12,417	20,820	(8,403)	(40)%
Acquired in-process research and development	5,000	366,815	(361,815)	(99)%

	$1,469,932	$1,434,850	$35,082	2%

        Cost of Sales—The cost of sales was 19.7% of net sales for the year ended December 31, 2006 and 19.2% of net sales for the year ended December 31, 2005. The increase is primarily due to an $8.6 million inventory reserve related to SPARLON recorded in the second quarter of 2006 (see Note 6 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K), a $8.9 million inventory reserve related to NUVIGIL recorded throughout 2006 as a result of FDA postponement of their final approval decision until 2007, the inclusion of Zeneus' product sales for the year ended December 31, 2006 for which the margins are lower than the average margin of our other products, as well as additional royalty expenses for the year ended December 31, 2006 for PROVIGIL. These increases were partially offset by the net effect of price increases and lower product sales allowances on our three major U.S. products. For the years ended December 31, 2006 and 2005, we recognized $81.7 million and $57.7 million of amortization expense included in cost of sales, respectively.

        Research and Development Expenses—Research and development expenses increased $53.4 million, or 14%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005. This increase is primarily attributable to $80.5 million of payments for four research and development collaborations and the recognition of $15.3 million of stock-based compensation expense (representing one-half of the total stock-based compensation expense recorded during the year ended December 31, 2006 based on the employees' compensation allocation) as a result of the adoption of Financial Accounting Standards Board ("FASB") Statement No. 123(R), "Share Based Payment" ("SFAS 123(R)"), partially offset by lower expenses associated with reduced levels of clinical activity in 2006. For the years ended December 31, 2006 and 2005, we recognized $20.9 million and $16.0 million of depreciation expense included in research and development expenses, respectively.

        Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $235.0 million, or 52%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005. $138.6 million of the increase was due to higher selling and marketing costs in the United States resulting from the expansion of our sales force, increased promotional spending on PROVIGIL, VIVITROL and FENTORA and expenses under our agreements with Takeda and Watson. The increase was also due to the inclusion of Zeneus selling, general and administrative expenses (approximately $51.5 million) for the year ended December 31, 2006. In addition, we recognized $15.3 million of stock-based compensation expense (representing one-half of the total stock-based compensation expense recorded during the year ended December 31, 2006 based on the employees' compensation allocation) as a result of the adoption of SFAS 123(R). For the years ended December 31, 2006 and 2005, we recognized $13.9 million and $10.7 million of depreciation expense included in selling, general and administrative expenses, respectively.

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

	Year Ended December 31,
				% Change
	2006	2005	Change
Other income (expense):
Interest income	$25,438	$26,171	$(733)	(3)%
Interest expense	(18,922)	(25,235)	6,313	25%
Debt exchange expense	(48,122)	—	(48,122)	(100)%
Write-off of deferred debt issuance costs	(13,105)	(27,109)	14,004	52%
Gain on extinguishment of debt	—	2,085	(2,085)	(100)%
Other income (expense), net	(1,172)	1,928	(3,100)	(161)%

	$(55,883)	$(22,160)	$(33,723)	(152)%

        Other Income (Expense)—Other income (expense) decreased $33.7 million, or 152%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005. The decrease was attributable to the following factors:

  •
  a decrease in interest income for the year ended December 31, 2006 due to lower average investment balances, partially offset by higher investment returns;

  •
  a decrease in interest expense for the year ended December 31, 2006 due primarily to the repurchase of substantially all of our 2.5% convertible subordinated notes due December 2006 (the "2.5% Notes") in July 2005 and to the write-off of deferred debt issuance costs related to our 2.0% Notes in December 2005 and our Zero Coupon Notes in January 2006. This decrease was partially offset by a full year of interest expense on our 2.0% Notes, which were issued in June 2005;

  •
  a $48.1 million charge resulting from the exchange of $336.9 million of Zero Coupon Notes and $100.0 million of 2.0% Notes in December 2006;

  •
  a $13.1 million write-off in 2006 of deferred debt issuance costs related to our Zero Coupon Notes, as compared to a $27.1 million write-off in 2005 of deferred debt issuance costs related to our 2.0% Notes;

  •
  a $2.1 million net gain on extinguishment of debt in 2005 related to the 2.5% Notes; and

  •
  a $3.1 million decrease in other income (expense), net primarily due to fluctuations in foreign currency gains and losses in the comparable periods.

	Year Ended December 31,
				% Change
	2006	2005	Change
Income tax expense (benefit)	$93,438	$(70,164)	$163,602	233%

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

LIQUIDITY AND CAPITAL RESOURCES
(In thousands, except per share data)

        Cash, cash equivalents and investments at December 31, 2007 were $826.3 million, representing 24% of total assets, as compared to $521.7 million, representing 17% of total assets, at December 31, 2006 and as compared to $484.1 million, representing 17% of total assets, at December 31, 2005.

        Our working capital deficit, which is calculated as current assets less current liabilities, was $583.8 million at December 31, 2007 as compared to $268.6 million at December 31, 2006. This change was primarily driven by an increase in accrued expenses year over year as a result of the agreement in principle reached in 2007 with the U.S. Attorney's Office for which $425.0 million has been accrued but not paid as of December 31, 2007. Certain of our convertible subordinated notes contain conversion terms that will impact whether these notes are classified as current or long-term liabilities and consequently affect our working capital position. At December 31, 2007 and December 31, 2006, $1,233.7 million and $1,019.8 million, respectively, of our convertible subordinated notes were convertible into cash and shares of common stock and were therefore classified as current liabilities on our consolidated balance sheets.

        The change in cash and cash equivalents is as follows:

	Year Ended December 31,
	2007	2006	2005
Net cash provided by operating activities	$384,856	$319,917	$185,731
Net cash used for investing activities	(172,946)	(20,376)	(780,480)
Net cash provided by (used for) financing activities	96,935	(22,624)	231,841
Effect of exchange rate changes on cash and cash equivalents	13,312	14,535	(6,276)

Net increase (decrease) in cash and cash equivalents	$322,157	$291,452	$(369,184)

Net Cash Provided by Operating Activities

        For the year ended December 31, 2007, cash provided by operating activities was primarily driven by income from sales of our products offset by the timing of receipts and payments in the ordinary course of business. The net loss for the year ended December 31, 2007 was offset by changes in accounts payable and accrued expenses resulting from the agreement in principle with the U.S. Attorney's Office for which $425.0 million has been accrued but not yet paid. See Note 13 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

        For the year ended December 31, 2006, cash provided by operating activities was primarily driven by growth in income from sales of our products offset by the timing of receipts and payments in the ordinary course of business. While income from sales of PROVIGIL and ACTIQ accounted for a significant portion of the growth in sales in 2006, sales of generic OTFC, FENTORA, TRISENOX and the portfolio of products obtained from the acquisition of Zeneus, all of which were new sources of sales income in 2006, also contributed to our growth in operating income over the prior year.

        For the year ended December 31, 2005, growth in sales of PROVIGIL and ACTIQ provided the most significant source of income from operations. In conjunction with our acquisition of certain businesses in 2005, we recorded acquired in-process research and development expense of $201.8 million. These amounts are shown in the statements of cash flows for those years as adjustments to reconcile the net loss to net cash provided by operating activities since they are reflected in investing activities as acquisition of businesses. Conversely, aggregate cash payments of $165.0 million made in 2005 were recorded directly to acquired in-process research and development expense and are reflected within the net loss from operations.

Net Cash Used for Investing Activities

        Cash used for investing activities primarily relates to acquisitions of business, technologies, products and product rights and funds invested in our administrative and manufacturing facilities to accommodate our growth. These uses of cash are offset by sales, maturities or purchases of investments associated with our portfolio of available-for-sale investments.

        Net cash used for investing activities was $172.9 million in 2007 as compared to $20.4 million in 2006. The $152.6 million decrease in cash flow in 2007 is primarily attributable to:

  •
  a $236.5 million decrease in cash flow mainly stemming from the sale of marketable securities in 2006;

  •
  a $63.0 million increase in cash flow from lower capital expenditures in 2007 as compared to 2006;

  •
  a $12.3 million increase in cash flow for proceeds from the sale of an investment in 2007; and

  •
  a $8.6 million increase in cash flow from lower expenditures on intangible assets in 2007 as compared to 2006.

        Net cash used for investing activities was $20.4 million in 2006 as compared to $780.5 million in 2005. The $760.1 million increase in cash flow in 2006 is primarily attributable to:

  •
  a $566.2 million increase in cash flow mainly stemming from the purchase of Salmedix, Zeneus and TRISENOX in 2005;

  •
  a $318.1 million increase in cash flow mainly from the net sale of marketable securities in 2006 as compared to the net purchase of marketable securities in 2005;

  •
  a $82.4 million decrease in cash flow from higher expenditures on intangible assets in 2006 as compared to 2005; and

  •
  a $41.8 million decrease in cash flow from higher capital expenditures in 2006 as compared to 2005.

Net Cash Provided by (Used for) Financing Activities

        Cash provided by (used for) financing activities primarily relates to proceeds and payments on long-term debt and employee stock option activity.

        For the years ended December 31, 2007, 2006 and 2005, proceeds from stock option exercises were $93.9 million, $143.5 million and $11.5 million, respectively. For the year ended December 31, 2007, the corresponding incremental windfall tax benefits from stock-based compensation was $14.0 million. The cumulative pool of windfall tax benefits from stock-based compensation was $27.2 million as of December 31, 2006.

        In 2006, we paid $175.3 million in connection with our exchange of $437.3 million of our outstanding convertible notes for cash and common stock and retired the remaining obligation of $10.0 million of our 2.5% Notes due December 2006.

        In 2005, we received net proceeds of $892.0 million from the sale of 2.0% Notes. Concurrent with the sale of the 2.0% Notes, we purchased a convertible note hedge for $382.3 million and also sold warrants to purchase an aggregate of 19,700,214 shares of our common stock for net proceeds of $217.1 million. The net proceeds from the combined issuance of the notes, sale of warrants and purchase of convertible note hedge was partially offset by our tender offer whereby we purchased a significant portion of our 2.5% Notes for $499.0 million in cash.

Commitments and Contingencies

  —Legal Proceedings

        For a complete description of legal proceedings, see Note 13 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

  —Other Commitments and Contingencies

        The following table summarizes our obligations to make future payments under current contracts:

	Payments due by period
Contractual obligations	Total	2008	2009 and 2010	2011 and 2012	2013 and thereafter
Debt obligations	$4,395	$1,615	$2,609	$171	$—
Convertible notes	1,233,721	1,233,721	—	—	—
Purchase obligations	109,020	47,455	46,122	15,381	62
Capital lease obligations	2,841	1,833	1,008	—	—
Interest payments on debt	115,323	16,729	32,989	32,805	32,800
Operating leases	116,495	22,398	33,366	19,804	40,927
Pension obligations	9,161	143	574	1,319	7,125

Total contractual obligations	$1,590,956	$1,323,894	$116,668	$69,480	$80,914

        As of December 31, 2007, all of our notes are convertible because the closing price of our common stock on that date was higher than the restricted conversion prices of these notes. As a result, such notes have been classified as current liabilities on our consolidated balance sheet as of December 31, 2007 and are therefore included under the 2008 column in the table above. In addition, our Zero Coupon Notes first putable June 15, 2008 are considered to be current liabilities based on maturity. For a discussion of our obligations under our convertible notes, see "—Outlook—Indebtedness" below.

        In addition to the above, we have committed to make potential future "milestone" payments to third parties as part of our in-licensing and development programs primarily in the area of research and development agreements. Payments generally become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable, we have not recorded a liability on our balance sheet for any such contingencies. As of December 31, 2007, the potential milestone and other contingency payments due under current contractual agreements are $965.2 million.

        The table above excludes our liability for net unrecognized tax benefits, which totaled $79.6 million as of December 31, 2007, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

Outlook

        We expect to use our cash, cash equivalents and investments for working capital and general corporate purposes, including the expected payment during 2008 of the $425.0 million settlement with the U.S. Attorney's Office, acquisition of businesses, products, product rights, or technologies, the settlement of outstanding litigation or the resolution, if any, of the ongoing investigation by the Office of the Connecticut Attorney General described above, the payment of contractual obligations, including scheduled interest payments on our convertible notes and regulatory or sales milestones that may become due, and/or the purchase, redemption or retirement of our convertible notes, including the likely repayment in June 2008 of $213.2 million of our 2008 Zero Coupon Convertible Notes. However, we expect that sales of our currently marketed products, together with sales of our near-term product candidates, assuming approval in the anticipated time frames, should allow us to continue to generate positive cash flow from operations in 2008. At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth in 2009 and beyond, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our near-term product candidates.

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

Marketed Products and Product Candidates

        Continued sales growth of PROVIGIL depends, in part, on the continued effectiveness of the various settlement agreements we entered into in late 2005 and early 2006, as well as our maintenance of protection in the United States and abroad of the modafinil particle-size patent through its expiration beginning in 2014. See Note 13 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. During 2007, we experienced a moderation in prescription growth of PROVIGIL. We have undertaken a number of initiatives, including changes to our sales force and the initiation of direct-to-consumer print and web-based advertising that we believe will stimulate prescription growth. Finally, growth of our modafinil-based product sales in the future may depend in part on our ability to successfully launch NUVIGIL around 2010.

        The growth of our pain franchise depends in large part on our ability to successfully market FENTORA within its current indication and to secure FDA approval of a broader labeled indication for the product outside of breakthrough cancer pain. Sales of our other pain product, ACTIQ, have been meaningfully eroded by generic competition since September 2006 and we expect this erosion will continue into 2008. In addition, sales of our own generic OTFC could be significantly impacted by the entrance into the market of additional generic OTFC products, which could occur at any time.

        Our future growth also depends, in part, on our ability to achieve commercial success with AMRIX, which we launched in October 2007, and to secure FDA approval in 2008 of TREANDA for the treatment of patients with CLL and patients with indolent B-cell NHL who have progressed during or following treatment with rituximab or a rituximab-containing regimen.

Clinical Studies

        Over the past few years, we have incurred significant expenditures related to conducting clinical studies to develop new pharmaceutical products and exploring the utility of our existing products in treating disorders beyond those currently approved in their respective labels. In 2008, we expect to continue to incur significant levels of research and development expenditures. We also expect to continue or begin a number of significant clinical programs including, among others: possible studies of TREANDA for the treatment of small cell lung cancer and mantle cell lymphoma; a Phase 3 program evaluating CEP-701 for the treatment of acute myelogenous leukemia and other possible studies in patients with myeloproliferative disorder; and clinical programs with NUVIGIL focused on excessive sleepiness associated with jet lag disorder, traumatic brain injury, restless legs syndrome and remitted major depressive disorder, "negative" symptoms in patients with schizophrenia, and bi-polar depression. We may seek to mitigate the risk in, and expense of, our research and development programs by entering into collaborative arrangements with third parties. However, we intend to retain a portion of the commercial rights to these programs and, as a result, we still expect to spend significant funds on our share of the cost of these programs, including the costs of research, preclinical development, clinical research and manufacturing.

Manufacturing, Selling and Marketing Efforts

        In 2008, we expect to continue to incur significant expenditures associated with manufacturing, selling and marketing our products. We expect to continue in-process capital expenditure projects at our research and development facilities in France and West Chester, Pennsylvania. The aggregate amount of our sales and marketing expenses in 2008 is expected to be higher than that incurred in 2007, primarily as a result of higher expenses associated with our promotional efforts related to PROVIGIL and AMRIX and launch expenses associated with TREANDA, assuming FDA approval.

Indebtedness

        We have significant indebtedness outstanding, consisting principally of indebtedness on convertible subordinated notes. The following table summarizes the principal terms of our most significant convertible subordinated notes outstanding as of December 31, 2007:

Security	Outstanding	Conversion Price		Redemption Rights and Obligations
	(in millions)
2.0% Convertible Senior Subordinated Notes due June 2015 (the "2.0% Notes")	$820.0	$46.70	*	Generally not redeemable by the holder prior to December 2014.
Zero Coupon Convertible Notes due June 2033, first putable June 15, 2008 (the "2008 Zero Coupon Notes")	$213.2	$59.50	*	Redeemable on June 15, 2008 at either option of holder or us at a redemption price of 100.25% of the principal amount redeemed.
Zero Coupon Convertible Notes due June 2033, first putable June 15, 2010 (the "2010 Zero Coupon Notes")	$199.5	$56.50	*	Redeemable on June 15, 2010 at either option of holder or us at a redemption price of 100.25% of the principal amount redeemed.

*
Stated conversion prices as per the terms of the notes. However, each convertible note contains certain terms restricting a holder's ability to convert the notes, including that a holder may only convert if the closing price of our stock on the day prior to conversion is higher than $56.04, $71.40 or $67.80 with respect to the 2.0% Notes, the 2008 Zero Coupon Notes or the 2010 Zero Coupon Notes, respectively. For a more complete description of these notes, including the associated convertible note hedge, see Note 11 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

        All of our notes are convertible as of December 31, 2007 and, under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. As of the filing date of this Annual Report on Form 10-K, we do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time. If we do not have sufficient funds available to repay any principal balance of notes presented for conversion, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

        As of December 31, 2007, all of our notes are convertible because the closing price of our common stock on that date was higher than the restricted conversion prices of these notes. As a result, such notes have been classified as current liabilities on our consolidated balance sheet as of

December 31, 2007. In addition, our Zero Coupon Notes first putable June 15, 2008 are considered to be current liabilities based on maturity. See Note 11 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for summary of our convertible debt, note hedge and call warrant. As of February 15, 2008, the fair value of both the 2.0% Notes and the Zero Coupon Notes is greater than the value of the shares into which such notes are convertible. We believe that the share price of our common stock would have to significantly increase over the market price as of the filing date of this report before the fair value of the convertible notes would be less than the value of the common stock shares underlying the notes and, as such, we believe it is highly unlikely that holders of the 2.0% Notes or the Zero Coupon Notes will present significant amounts of such notes for conversion under the current terms. In the unlikely event that a significant conversion did occur, we believe that we have the ability to raise sufficient cash to repay the principal amounts due through a combination of utilizing our existing cash on hand, raising money in the capital markets or selling our note hedge instruments for cash.

        The annual interest payments on our convertible notes outstanding as of December 31, 2007 are $16.4 million, payable semi-annually on June 1 and December 1. In the future, we may agree to exchanges of the notes for shares of our common stock or debt, or may determine to use a portion of our existing cash on hand to purchase or retire all or a portion of the outstanding convertible notes.

        Our 2.0% Notes and 2008 and 2010 Zero Coupon Notes each are considered Instrument C securities as defined by Emerging Issues Task Force ("EITF") Issue No. 90-19, "Convertible Bonds with Issuer Option to Settle for Cash upon Conversion" ("EITF 90-19"); therefore, these notes are included in the dilutive earnings per share calculation using the treasury stock method. Under the treasury stock method, we must calculate the number of shares issuable under the terms of these notes based on the average market price of our common stock during the period, and include that number in the total diluted shares figure for the period. At the time we sold our 2.0% Notes and Zero Coupon Notes we entered into convertible note hedge and warrant agreements that together are intended to have the economic effect of reducing the net number of shares that will be issued upon conversion of the notes by increasing the effective conversion price for these notes, from our perspective, to $67.92 and $72.08, respectively. However, from an accounting principles generally accepted in the United States of America ("U.S. GAAP") perspective, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("SFAS 128") considers only the impact of the convertible notes and the warrant agreements; since the impact of the convertible note hedge agreements is always anti-dilutive, SFAS 128 requires that we exclude from the calculation of fully diluted shares the number of shares of our common stock that we would receive from the counterparties to these agreements upon settlement.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
(In thousands)

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which we have prepared in accordance with U.S. GAAP. In preparing these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We develop and periodically change these estimates and assumptions based on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

        Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements for the year ended December 31, 2007 included in Part II, Item 8 of this Annual Report on Form 10-K. The Securities and Exchange Commission defines critical accounting policies as those that are, in management's view, most important to the portrayal of the company's financial condition and results of operations and most demanding of their judgment. Management considers the following policies to be critical to an understanding of our consolidated financial statements and the uncertainties associated with the complex judgments made by us that could impact our results of operations, financial position and cash flows.

        Revenue recognition—In the United States, we sell our proprietary products to pharmaceutical wholesalers, the largest three of which account for 66% of our total consolidated gross sales for the year ended December 31, 2007. Decisions made by these wholesalers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) may have materially affected the level of our sales in any particular period and thus our sales may not correlate to the number of prescriptions written for our products as reported by IMS Health.

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

        Product sales are recognized upon the transfer of ownership and risk of loss for the product to the customer. In the United States, we sell all commercial products F.O.B. destination. Transfer of ownership and risk of loss for the product pass to the customer at the point that the product is received by the customer. In Europe, product sales are recognized predominantly upon customer receipt of the product, except in certain contractual arrangements where different terms may be specified.

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

        As of December 31, 2007, we received information from substantially all of our U.S. wholesaler customers about the levels of inventory they held for our U.S. branded products. Based on this information, which we have not independently verified, we believe that total inventory held at these wholesalers is approximately two to three weeks supply of our U.S. branded products at our current sales levels. At December 31, 2007, we believe that inventory held at wholesalers and retailers of our generic OTFC product, launched in October 2006, is approximately three months supply.

        In October 2007, we launched AMRIX. Sales of AMRIX to wholesalers and retailers include the right of return of expired product. Based on the sales levels and the prescription data during the fourth quarter of 2007, and based on the number of units on hand in the pipeline at December 31, 2007 relative to the overall demand for the products, we have estimated and recorded all applicable product sales allowances related to AMRIX as of December 31, 2007. We have therefore recognized revenues for AMRIX based on a fixed and determinable sales price in 2007.

        In September 2006, we launched generic OTFC, utilizing Watson Pharmaceuticals, Inc. as our sales agent in this effort. We pay our sales agent a commission for these services and record this commission as selling, general and administrative expense. In October 2006, we launched FENTORA® (fentanyl buccal table) [C-II]. Sales of our generic OTFC product to wholesalers and retailers include both the right of return of expired product and retroactive price reductions under certain conditions, while sales of FENTORA also include the right of return of expired product. Based on the sales levels and the prescription data during the fourth quarter of 2006, and based on the number of units on hand in the pipeline at December 31, 2006 relative to the overall demand for the products, we have estimated and recorded all applicable product sales allowances related to generic OTFC and FENTORA as of December 31, 2006. We have therefore recognized revenues for generic OTFC and FENTORA based on a fixed and determinable sales price in 2006 and 2007.

        Sales of our generic OTFC product could be subject to retroactive price reductions for units that remain in the pipeline if the price of generic OTFC is reduced, including as a result of another generic entrant into the market, and as a result any estimated impact of such adjustments is recorded at the time revenue is recognized. This estimate of both the potential timing of a generic entrant and the amount of the price reduction is highly subjective. At December 31, 2007, we are not aware of any expected additional entrants into the generic OTFC market that would result in a price reduction to customers for inventory already purchased from us, and do not believe that any revenue recognized as of December 31, 2007 would be effected by a retroactive shelf stock adjustment. If an additional generic entrant had occurred at the beginning of the first quarter on January 1, 2008, and generic OTFC prices were reduced by 15%, then a reduction of our reported revenues of $6.5 million would result. We utilize Watson as our sales agent for the sales and distribution of our generic OTFC. We pay our sales agent a commission for these services and record this commission as selling, general and administrative expense.

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

        2) Wholesaler discounts—We have distribution service agreements with a number of our wholesaler customers that provide our wholesalers with the opportunity to earn up to 2% in additional discounts in exchange for the performance of certain services. We have therefore recorded a provision equal to 2% of U.S. gross sales for the twelve months ended December 31, 2007, less inventory appreciation adjustments for 2007 price increases. In addition, at our discretion, we may provide additional discounts to wholesalers such as the additional discount offered to wholesalers on initial stocking orders of FENTORA and AMRIX. Actual discounts provided could therefore exceed historical experience and our estimates of expected discounts. If these discounts were to increase by 1.0% of 2007 gross sales from our seven proprietary products marketed in the U.S., then an additional provision of $15.3 million would result.

        3) Returns—Customers can return short-dated or expired product that meets the guidelines set forth in our return goods policy. Product shelf life from the date of manufacture for PROVIGIL is three years, GABITRIL is two to three years, depending on product strength, and ACTIQ and FENTORA are each two years. Returns are accepted from wholesalers and retail pharmacies. Wholesaler customers can return short dated product with six months or less shelf life remaining and expired product within twelve months following the expiration date. Retail pharmacies are not permitted to return short-dated product but can return full or partial quantities of expired product only within twelve months following the expiration date. We base our estimates of product returns for each of our products on the percentage of returns that we have experienced historically. Notwithstanding this, we may adjust our estimate of product returns if we are aware of other factors that we believe could meaningfully impact our expected return percentages. These factors could include, among others, our estimates of inventory levels of our products in the distribution channel, known sales trends and existing or anticipated competitive market forces such as product entrants and/or pricing changes.

        For the year ended December 31, 2007, we recorded a provision for returns at a weighted average rate of 0.7% of gross sales, which is consistent with our actual historical return percentages. The other factors described above did not have a significant impact for the year ended December 31, 2007 on our estimate of product returns. Actual returns could exceed historical experience and our estimates of expected future returns activity because of several factors, including, among other things, wholesaler and retailer stocking patterns and/or competition. If the returns provision percentage were to increase by 0.5% of 2007 gross sales from our seven proprietary products marketed in the U.S., then an additional provision of $7.7 million would result.

        Based on fourth quarter sales, we believe a reasonable estimate of our maximum exposure for potential returns related to product in our total supply pipeline as of December 31, 2007 is $216.7 million.

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

        For the year ended December 31, 2007, we recorded a provision for coupons at a weighted average rate of 1.3% of gross sales. Actual coupon usage could exceed historical experience and our estimates of expected future coupon activity. If the coupons provision percentage were to increase by 0.5% of 2007 gross sales from our seven proprietary products marketed in the U.S., then an additional provision of $7.7 million would result.

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

        For the year ended December 31, 2007, we recorded a provision for Medicaid discounts at a weighted average rate of 1.9% of gross sales. Actual Medicaid discounts could exceed historical experience and our estimates of expected future Medicaid patient activity or unit rebate amounts. If the Medicaid discounts provision percentage were to increase by 0.5% of 2007 gross sales from our seven proprietary products marketed in the U.S., then an additional provision of $7.7 million would result.

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

        For the year ended December 31, 2007, we recorded a provision for managed care and governmental contracts at a weighted average rate of 4.3% of gross sales. Actual chargebacks and rebates could exceed historical experience and our estimates of expected future participation in these programs. If the chargebacks and rebates provision percentage were to increase by 0.5% of 2007 gross sales from our seven proprietary products marketed in the U.S., then an additional provision of $7.7 million would result.

        The following table summarizes activity in each of the above categories for the years ended December 31, 2006 and 2007:

	Prompt Payment Discounts	Wholesaler Discounts	Returns*	Coupons	Medicaid Discounts	Managed Care & Governmental Contracts	Total
Balance at January 1, 2006	$(1,917)	$(2,728)	$(22,598)	$(4,695)	$(33,454)	$(6,566)	$(71,958)

Provision:
Current period	(32,384)	(2,939)	(24,735)	(26,169)	(45,990)	(45,929)	(178,146)
Prior periods	—	—	—	(684)	723	7,443	7,482

Total	(32,384)	(2,939)	(24,735)	(26,853)	(45,267)	(38,486)**	(170,664)
Actual:
Current period	28,836	2,629	—	21,508	19,588	26,434	98,995
Prior periods	1,917	2,728	18,490	5,378	32,731	(877)	60,367

Total	30,753	5,357	18,490	26,886	52,319	25,557 **	159,362
Balance at December 31, 2006	$(3,548)	$(310)	$(28,843)	$(4,662)	$(26,402)	$(19,495)	$(83,260)

Provision:
Current period	(31,819)	(22,172)	(16,793)	(25,591)	(37,681)	(82,958)	(217,014)
Prior periods	5	—	2,677	172	153	209	3,216

Total	(31,814)	(22,172)	(14,116)	(25,419)	(37,528)	(82,749)	(213,798)
Actual:
Current period	28,737	15,723	—	18,338	18,242	58,986	140,026
Prior periods	3,543	310	17,624	4,490	25,805	18,994	70,766

Total	32,280	16,033	17,624	22,828	44,047	77,980	210,792
Balance at December 31, 2007	$(3,082)	$(6,449)	$(25,335)	$(7,253)	$(19,883)	$(24,264)	$(86,266)

*
Given our return goods policy, we assume that all returns in a current year relate to prior period sales.

**
Includes $13.3 million related to the DoD Tricare program of which $5.5 million related to the current period and $7.8 million related to prior periods.

        Inventories—Our inventories are valued at the lower of cost or market, and include the cost of raw materials, labor, overhead and shipping and handling costs. Cost is computed on domestic inventories and certain of our foreign inventories using the last-in, first-out method. For the majority of our foreign inventories, the first-in, first-out method is utilized. The majority of our inventories are subject to expiration dating. We regularly evaluate the carrying value of our inventories and when, in our opinion, factors indicate that impairment has occurred, we establish a reserve against the inventories' carrying value. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment. We base our analysis, in part, on the level of inventories on hand in relation to our estimated forecast of product demand, production requirements for forecasted product demand and the expiration dates of inventories. Although we make every effort to ensure the accuracy of forecasts of future product demand, any significant unanticipated decreases in demand could have a material impact on the carrying value of our inventories and our reported operating results. To date, inventory adjustments have not been material.

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

        At December 31, 2007, we had $0.4 million of capitalized inventory costs related to TREANDA included in inventory. In June 2007, we secured final FDA approval of NUVIGIL. However, as we do not presently intend to launch NUVIGIL commercially until around 2010, we have included net NUVIGIL inventory balances of $120.0 million and $89.1 million at December 31, 2007 and 2006, respectively, in other assets, rather than inventory. Based on the expiration dates and our current estimates of sales demand for NUVIGIL, no additional reserve related to NUVIGIL is required at this time. At December 31, 2006, we had an $8.6 million inventory reserve related to the FDA's determination that the SPARLON sNDA was not approvable (see Note 6 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K).

        We have committed to make future minimum payments to third parties for certain raw material inventories. The minimum purchase commitments total $83.0 million as of December 31, 2007, the majority of which relate to modafinil and armodafinil. We expect to fully utilize these contracts.

        Valuation of Property and Equipment, Intangible Assets, Goodwill and Investments—Our property and equipment have been recorded at cost and are being depreciated on a straight-line basis over the estimated useful life of those assets.

        We regularly assess our property and equipment, intangible assets, goodwill and other long lived assets to determine whether any impairment in these assets may exist and, if so, the extent of such impairment. To do this, in the case of goodwill, we estimate the fair value of each of our reporting units and compare it to the book value of their net assets. In the case of intangibles and other long lived assets, we assess whether triggering events have occurred and if so, we compare the estimated cash flows of the related asset group and compare it to the book value of the asset group. Calculating fair value as well as future cash flows requires that we make a number of critical legal, economic, market and business assumptions that reflect our best estimates as of the testing date. We believe the methods we use to determine these underlying assumptions and estimates are reasonable and reflective of common practice. Notwithstanding this, our assumptions and estimates may differ significantly from actual results, or circumstances could change that would cause us to conclude that an impairment now exists or that we previously understated the extent of impairment.

        For example, with respect to VIVITROL, we currently have $97.2 million of intangible assets and $33.2 million of construction in progress assets as of December 31, 2007. The carrying value of these assets is based on our projections for future revenue growth of VIVITROL. If actual future revenue growth of the product is materially less than our projections, we may conclude that the VIVITROL intangible assets and the construction in progress assets were impaired. With respect to our DURASOLV intangible assets, in the third quarter of 2007, the U.S. Patent and Trademark Office ("PTO") notified us that, on re-examination, it has rejected the claims in the two U.S. patents for our DURASOLV ODT technology. We filed notices of appeal of the PTO's decisions in the fourth quarter of 2007. While we intend to vigorously defend these patents, these efforts, ultimately, may not be successful. The invalidity of the DURASOLV patents could have a material adverse impact on the $53.6 million carrying value of the DURASOLV intangible assets. For additional information regarding our significant accounting policies with respect to goodwill, intangibles and other long-lived assets, see Note 1 of our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

        Income taxes—We provide for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires that income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We provide for income taxes at a rate equal to our estimated annual combined federal, state and foreign statutory effective rates. Subsequent adjustments to our estimates of our ability to recover the deferred tax assets or other changes in circumstances or estimates could cause our provision for income taxes to vary from period to period, as it has for the current year ended December 31, 2007.

        At December 31, 2007, we have a valuation allowance of $132.9 million, against a total deferred tax asset balance of $529.9 million. This valuation allowance is composed entirely of state and foreign net operating losses, and state tax credits where we have concluded at this time that it is not more likely than not that these deferred tax assets will be realized. We will continue to review and analyze the likelihood of realizing tax benefits related to deferred tax assets as there is more certainty surrounding our future levels of profitability related to specific company operations and the related taxing jurisdictions.

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48") which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, a company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based solely on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007. See Note 14 of our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

        Stock-based compensation—Effective January 1, 2006, we adopted SFAS 123(R) using the modified prospective method, in which compensation cost was recognized based on the requirements of SFAS 123(R) for (a) all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. SFAS 123(R) requires the use of judgment and estimates in performing multiple calculations. We estimate the fair value using the Black-Scholes option-pricing model when assessing the fair value of stock options granted. The Black-Scholes option-pricing model requires several inputs, one of which is volatility. The fair value of stock options is most sensitive to the volatility input. Our estimate of volatility is based upon the historical volatility experienced in our stock price as well as the implied volatility from publicly traded stock options on our stock. To the extent volatility of our stock price or the option market on our stock increases in the future, our estimates of the fair value of stock options granted in the future could increase, thereby increasing stock-based compensation expense in future periods. For instance, an increase in estimated volatility of ten percentage points would have resulted in additional annual pre-tax stock-based compensation expense of $5.0 million for the year ended December 31, 2007. In addition, we apply an expected forfeiture rate when amortizing stock-based compensation expense. Our estimate of the forfeiture rate is based primarily upon historical experience of employee turnover. To the extent we revise this estimate in the future or actual experience differs from this estimate, our stock-based compensation expense could be materially impacted. An estimated forfeiture rate of one percentage point lower would have resulted in an insignificant increase in stock-based compensation expense for the year ended December 31, 2007. Beginning with our December 2007 stock option grant, our expected term of stock options granted was derived from our historical data as we have assumed that our historical stock option exercise experience is a relevant indicator of future exercise patterns. Prior to the December 2007 stock option grant, our expected term of stock options granted was derived from the average midpoint between vesting and the contractual term, as described in SEC's Staff Accounting Bulletin No. 107, "Share-Based Payment."

RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2006, the FASB issued FIN 48. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based solely on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007. See Note 14 herein.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to have a significant impact on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 allows companies to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a significant impact on our consolidated financial statements.

        In June 2007, the EITF reached a final consensus on EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities" ("EITF 07-3"). EITF 07-3 is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires non-refundable advance payments for future research and development activities to be capitalized until the goods have been delivered or related services have been performed. Adoption is on a prospective basis and could impact the timing of expense recognition for agreements entered into after December 31, 2007. We do not expect the adoption of EITF 07-3 to have a significant impact on our consolidated financial statements.

        In November 2007, the EITF reached a final consensus on EITF Issue No. 07-1, "Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property" ("EITF 07-1"). EITF 07-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Adoption is on a retrospective basis to all prior periods presented for all collaborative arrangements existing as of the effective date. We are currently evaluating the impact of EITF 07-1 adoption on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS 141(R), changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is not permitted. The effect of SFAS 141(R) on our consolidated financial statements will be dependent on the nature and terms of any business combinations that occur after its effective date.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of SFAS 160 to have a significant impact on our consolidated financial statements unless a future transaction results in a noncontrolling interest in a subsidiary.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to foreign currency exchange risk related to our operations in European subsidiaries that have transactions, assets, and liabilities denominated in foreign currencies that are translated into U.S. dollars for consolidated financial reporting purposes. Historically, we have not hedged any of these foreign currency exchange risks. For the year ended December 31, 2007, an average 10% weakening of the U.S. dollar relative to the currencies in which our European subsidiaries operate would have resulted in an increase of $33.9 million in reported total revenues and a corresponding increase in reported expenses. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not assume any changes in the level of operations of our European subsidiaries.

        Our exposure to market risk for a change in interest rates relates to our investment portfolio, since all of our outstanding debt is fixed rate. Our investments are classified as short-term and as "available-for-sale." We do not believe that short-term fluctuations in interest rates would materially affect the value of our securities.

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

        Our management conducted an assessment of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2007, our internal controls over financial reporting were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

        The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cephalon, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Cephalon, Inc., and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control Over Financial Reporting" appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 14 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" and, as discussed in Note 3 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards 123(R) "Share-Based Payment (revised 2004)."

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

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 28, 2008

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$818,669	$496,512
Investments	7,596	25,212
Receivables, net	276,776	270,045
Inventory, net	99,098	85,239
Deferred tax assets, net	176,619	184,518
Other current assets	43,267	47,278

Total current assets	1,422,025	1,108,804

PROPERTY AND EQUIPMENT, net	500,396	453,010
GOODWILL	476,515	467,167
INTANGIBLE ASSETS, net	817,828	793,037
DEFERRED TAX ASSETS, net	141,752	118,192
OTHER ASSETS	147,753	105,287

	$3,506,269	$3,045,497

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,237,169	$1,023,312
Accounts payable	91,437	90,586
Accrued expenses	677,184	263,478

Total current liabilities	2,005,790	1,377,376

LONG-TERM DEBT	3,788	224,992
DEFERRED TAX LIABILITIES, net	56,540	72,491
OTHER LIABILITIES	138,084	61,178

Total liabilities	2,204,202	1,736,037

COMMITMENTS AND CONTINGENCIES (Note 13)	—	—

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 2,500,000 shares issued, and none outstanding	—	—
Common stock, $0.01 par value, 400,000,000 and 200,000,000 shares authorized, 69,956,790 and 67,853,389 shares issued, and 67,604,187 and 65,596,227 shares outstanding	700	678
Additional paid-in capital	1,934,965	1,780,749
Treasury stock, at cost, 2,352,603 and 2,257,162 shares outstanding	(158,173)	(151,068)
Accumulated deficit	(624,128)	(425,256)
Accumulated other comprehensive income	148,703	104,357

Total stockholders' equity	1,302,067	1,309,460

	$3,506,269	$3,045,497

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
REVENUES:
Sales	$1,727,299	$1,720,172	$1,156,518
Other revenues	45,339	43,897	55,374

	1,772,638	1,764,069	1,211,892

COSTS AND EXPENSES:
Cost of sales	341,867	338,784	221,874
Research and development	369,115	424,239	370,818
Selling, general and administrative	735,799	689,492	454,523
Settlement reserve	425,000	—	—
Impairment charges	—	12,417	20,820
Acquired in-process research and development	—	5,000	366,815

	1,871,781	1,469,932	1,434,850

INCOME (LOSS) FROM OPERATIONS	(99,143)	294,137	(222,958)

OTHER INCOME (EXPENSE):
Interest income	32,816	25,438	26,171
Interest expense	(19,833)	(18,922)	(25,235)
Debt exchange expense	—	(48,122)	—
Write-off of deferred debt issuance costs	—	(13,105)	(27,109)
Gain on extinguishment of debt	5,319	—	2,085
Gain on sale of investment	5,791	—	—
Other income (expense), net	6,631	(1,172)	1,928

	30,724	(55,883)	(22,160)

INCOME (LOSS) BEFORE INCOME TAXES	(68,419)	238,254	(245,118)

INCOME TAX EXPENSE (BENEFIT)	123,285	93,438	(70,164)

NET INCOME (LOSS)	$(191,704)	$144,816	$(174,954)

BASIC INCOME (LOSS) PER COMMON SHARE	$(2.88)	$2.39	$(3.01)

DILUTED INCOME (LOSS) PER COMMON SHARE	$(2.88)	$2.08	$(3.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	66,597	60,507	58,051

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—ASSUMING DILUTION	66,597	69,672	58,051

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

			Common Stock			Treasury Stock
	Comprehensive Income (Loss)				Additional Paid-in Capital				Accumulated Other Comprehensive Income
		Total	Shares	Amount		Shares	Amount	Accumulated Deficit
BALANCE, JANUARY 1, 2005		$830,044	57,973,050	$580	$1,172,499	332,784	$(14,860)	$(395,118)	$66,943
Net loss	$(174,954)	(174,954)						(174,954)

Foreign currency translation loss	(33,317)
Change in unrealized investment gains and losses	(1,008)

Other comprehensive loss	(34,325)	(34,325)							(34,325)

Comprehensive loss	$(209,279)

Sale of warrants associated with convertible subordinated notes		217,071			217,071
Purchase of convertible note hedge associated with convertible subordinated notes		(382,261)			(382,261)
Tax benefit from the purchase of convertible note hedge		133,791			133,791
Stock options exercised		11,460	346,730	3	11,457
Tax benefit from the exercise of stock options, net of adjustment		2,826			2,826
Restricted stock unit awards		10,784	125,625	1	10,783
Treasury stock acquired		(2,265)				40,059	(2,265)

BALANCE, DECEMBER 31, 2005		612,171	58,445,405	584	1,166,166	372,843	(17,125)	(570,072)	32,618
Net income	$144,816	144,816						144,816

Foreign currency translation gain	70,743
Change in unrealized investment gains and losses	996

Other comprehensive income	71,739	71,739							71,739

Comprehensive income	$216,555

Issuance of common stock upon conversions and exchanges of convertible notes		310,155	6,169,429	62	310,093
Termination of warrants and convertible note hedge upon exchanges of convertible notes		—			129,525	1,823,847	(129,525)
Tax effect of conversions and exchanges of convertible notes		(38,490)			(38,490)
Stock options exercised		143,491	3,058,430	30	143,461
Tax benefit from equity compensation		27,189			27,189
Stock-based compensation expense		42,807	180,125	2	42,805
Treasury stock acquired		(4,418)				60,472	(4,418)

BALANCE, DECEMBER 31, 2006		1,309,460	67,853,389	678	1,780,749	2,257,162	(151,068)	(425,256)	104,357
Net loss	$(191,704)	(191,704)						(191,704)

Foreign currency translation gain	42,662
Prior service gains and losses on retirement-related plans	446
Change in unrealized investment gains and losses	20

Other comprehensive income	43,128	43,128							43,128

Comprehensive loss	$(148,576)

Adoption of FIN 48		(7,168)						(7,168)
Issuance of common stock upon conversions and exchanges of convertible notes		10	124	—	10
Stock options exercised		93,900	1,853,152	19	93,881
Tax benefit from equity compensation		13,633			13,633
Stock-based compensation expense		46,695	250,125	3	46,692
Treasury stock acquired		(7,105)				95,441	(7,105)
Other		1,218							1,218

BALANCE, DECEMBER 31, 2007		$1,302,067	69,956,790	$700	$1,934,965	2,352,603	$(158,173)	$(624,128)	$148,703

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(191,704)	$144,816	$(174,954)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax expense (benefit)	(958)	28,064	(77,341)
Shortfall tax benefits from stock-based compensation	(360)	—	—
Tax benefit from stock-based compensation	—	—	5,826
Debt exchange expense	—	48,122	—
Depreciation and amortization	141,358	126,531	89,967
Amortization of debt issuance costs	241	493	7,301
Write-off of debt issuance costs associated with convertible subordinated notes	—	13,105	27,109
Stock-based compensation expense	46,695	42,807	10,784
Gain on extinguishment of debt	(5,319)	—	(4,549)
Gain on sale of investment	(5,791)	—	—
Loss on disposals of property and equipment	3,346	3,292	1,107
Impairment charges	—	12,417	20,820
Acquired in-process research and development	—	—	201,815
Changes in operating assets and liabilities, net of effect from acquisitions:
Receivables	(601)	(63,932)	35,070
Inventory	(6,023)	22,640	(17,428)
Other assets	(54,967)	(7,033)	(17,315)
Accounts payable and accrued expenses	382,898	(19,764)	94,523
Other liabilities	76,041	(31,641)	(17,004)

Net cash provided by operating activities	384,856	319,917	185,731

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(96,867)	(159,917)	(118,050)
Acquisition of Salmedix, net of cash acquired	—	—	(130,733)
Acquisition of TRISENOX	—	—	(69,722)
Acquisition of Zeneus, net of cash acquired	—	—	(365,786)
Acquisition of intangible assets	(107,246)	(115,850)	(33,459)
Proceeds from sale of investment	12,291	—	—
Sales and maturities of available-for-sale investments	99,131	260,082	149,072
Purchases of available-for-sale investments	(80,255)	(4,691)	(211,802)

Net cash used for investing activities	(172,946)	(20,376)	(780,480)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of common stock options	93,900	143,491	11,460
Windfall tax benefits from stock-based compensation	13,993	27,189	—
Acquisition of treasury stock	(7,105)	(4,418)	(2,265)
Payments on and retirements of long-term debt	(3,853)	(188,886)	(504,113)
Net proceeds from issuance of convertible subordinated notes	—	—	891,949
Proceeds from sale of warrants	—	—	217,071
Purchase of convertible note hedge	—	—	(382,261)

Net cash provided by (used for) financing activities	96,935	(22,624)	231,841

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	13,312	14,535	(6,276)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	322,157	291,452	(369,184)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	496,512	205,060	574,244

CASH AND CASH EQUIVALENTS, END OF YEAR	$818,669	$496,512	$205,060

Supplemental disclosures of cash flow information:
Cash payments for interest, net of capitalized interest	$17,814	$20,272	$16,595
Cash payments for income taxes	84,879	36,954	15,963
Non-cash investing and financing activities:
Capital lease additions	1,335	2,134	2,303
Tax benefit from the purchase of convertible note hedge	—	—	133,791
Acquisition of treasury stock associated with termination of convertible note hedge and warrant agreements	—	129,525	—
Exchange of convertible notes into common stock, net of debt exchange expense	—	262,033	—

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business

        Cephalon is an international biopharmaceutical company dedicated to the discovery, development and marketing of innovative products in four core therapeutic areas: central nervous system ("CNS") disorders, pain, oncology and addiction. In addition to conducting an active research and development program, we market seven proprietary products in the United States and numerous products in various countries throughout Europe.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of assets and liabilities. Actual results may differ from those estimates.

  Principles of Consolidation

        The consolidated financial statements include the results of our operations and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. We completed the acquisitions of AMRIX® in August 2007, the issued share capital of Zeneus Holdings Limited and its wholly-owned subsidiaries on December 22, 2005, substantially all assets related to the TRISENOX® (arsenic trioxide) injection business from Cell Therapeutics, Inc. and CTI Technologies, Inc., a wholly-owned subsidiary of CTI on July 18, 2005 and outstanding capital stock of Salmedix, Inc. on June 14, 2005. These acquisitions have been accounted for either as business combinations or asset purchases.

  Foreign Currency

        For most of our foreign operating entities with currencies other than the U.S. dollar, the local currency is the functional currency. In cases where our foreign entity primarily operates in an economic environment using a currency other than their local currency, the currency in which the entity conducts a majority of its operations is the functional currency. We translate asset and liability balances at exchange rates in effect at the end of the period and income and expense transactions at the average exchange rates in effect during the period. Resulting translation adjustments are reported as a separate component of accumulated other comprehensive income included in stockholders' equity. Gains and losses from foreign currency transactions are included in the consolidated statements of operations.

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

  Cash Equivalents and Investments

        Cash equivalents include investments in liquid securities with original maturities of three months or less from the date of purchase. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," we consider our investments to be "available-for-sale." We classify

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

these investments as short-term and carry them at fair market value. Unrealized gains and losses have been recorded as a separate component of accumulated other comprehensive income included in stockholders' equity. All realized gains and losses on our available-for-sale securities are recognized in results of operations.

  Major U.S. Customers and Concentration of Credit Risk

        Our three most significant products are PROVIGIL® (modafinil) Tablets [C-IV], FENTORA® (fentanyl buccal tablet) [C-II] and ACTIQ® (oral transmucosal fentanyl citrate) [C-II] (including our generic version of ACTIQ ("generic OTFC"). These products comprised the following for the years ended December 31:

	% of total consolidated net sales			% of net sales in U.S. market
	2007	2006	2005	2007	2006	2005
PROVIGIL sales	49%	43%	44%	94%	94%	93%

FENTORA sales	8%	2%	—%	100%	100%	—%
ACTIQ sales (including generic OTFC)	21%	36%	36%	89%	96%	96%

FENTORA and ACTIQ sales (including generic OTFC)	29%	38%	36%	92%	96%	96

        In the United States, we sell our products primarily to a limited number of pharmaceutical wholesalers without requiring collateral. We periodically assess the financial strength of these customers and establish allowances for anticipated losses, if necessary.

	% of total trade accounts receivable			% of total consolidated gross sales
	At December 31,			Year Ended December 31,
	2007	2006	2005	2007	2006	2005
Major U.S. customers:
AmerisourceBergen Corporation	7%	8%	10%	13%	15%	17%
Cardinal Health, Inc.	17%	17%	33%	28%	30%	32%
McKesson Corporation	15%	15%	12%	25%	26%	26%

Total	39%	40%	55%	66%	71%	75%

  Inventory

        Inventory is stated at the lower of cost or market value. Our domestic inventories and certain of our foreign inventories are valued using the last-in, first-out ("LIFO") method. The majority of our foreign inventories are valued using the first-in, first-out ("FIFO") method. See Note 6 herein.

        We expense pre-approval inventory unless we believe it is probable that the inventory will be saleable. We have capitalized inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management's judgment of probable future

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

commercial use and net realizable value. With respect to capitalization of unapproved product candidates, we seek to produce inventory in preparation for the launch of the product and in amounts sufficient to support forecasted initial market demand. Typically, capitalization of this inventory does not begin until the product candidate is considered to have a high probability of regulatory approval. This may occur when either the product candidate is in Phase 3 clinical trials or when it is a new formulation or dosage strength of a presently approved product for which we believe there is a high probability of receiving U.S. Food and Drug Administration (the "FDA") approval. If we are aware of any specific risks or contingencies that are likely to impact the expected regulatory approval process or if there are any specific issues identified during the research process relating to safety, efficacy, manufacturing, marketing or labeling of the product candidate, we would not capitalize the related inventory.

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

  Property and Equipment

        Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to 40 years. Property and equipment under capital leases are depreciated or amortized over the shorter of the lease term or the expected useful life of the assets. Expenditures for maintenance and repairs are charged to expense as incurred, while major renewals and betterments are capitalized. See Note 7 herein.

        We capitalize interest in connection with the construction of plant and equipment.

  Fair Value of Financial Instruments

        The carrying values of cash, cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate the respective fair values. The market value of our 2.0%

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

convertible senior subordinated notes was $1.4 billion as compared to a carrying value of $820.0 million and the market value of our Zero Coupon convertible subordinated notes was $533.6 million as compared to a carrying value of $413.7 million, at December 31, 2007, based on quoted market values. The majority of our other debt instruments that were outstanding as of December 31, 2007 do not have readily ascertainable market values; however, management believes that the carrying values approximate the respective fair values. See Note 11 herein.

  Goodwill, Intangible Assets and Other Long-Lived Assets

        Goodwill represents the excess of purchase price over net assets acquired. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair-value-based test. We perform our annual test of impairment of goodwill as of July 1. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we review amortizable assets for impairment on an annual basis or whenever changes in circumstances indicate the carrying value of the asset may not be recoverable. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the assets to the present value of the expected future cash flows associated with the use of the asset. See Note 8 herein.

  Revenue Recognition

        In the United States, we sell our proprietary products to pharmaceutical wholesalers, the largest three of which account for 66% of our total consolidated gross sales for the year ended December 31, 2007. Decisions made by these wholesalers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) can materially affect the level of our sales in any particular period and thus may not correlate to the number of prescriptions written for our products as reported by IMS Health Incorporated. We believe that speculative buying of product, particularly in anticipation of possible price increases, has been the historic practice of many pharmaceutical wholesalers. In past years, we attempted to minimize these fluctuations both by providing, from time to time, discounts to our customers to stock normal amounts of inventory (which we had historically defined as approximately one month's supply at our current sales level) and by canceling orders if we believe a particular customer is speculatively buying inventory in anticipation of possible price increases.

        We have distribution service agreements that obligate the wholesalers to provide us with periodic retail demand information and current inventory levels for our products held at their warehouse locations; additionally, the wholesalers have agreed to manage the variability of their purchases and inventory levels within specified limits based on product demand. As of December 31, 2007, we received information from substantially all of our U.S. wholesaler customers about the levels of inventory they held for our U.S. branded products. Based on this information, which we have not independently verified, we believe that total inventory held at these wholesalers is approximately two to three weeks supply of our U.S. branded products at our current sales levels. At December 31, 2007, we believe that inventory held at wholesalers and retailers of our generic OTFC product, launched in October 2006, is approximately three months supply.

        Product sales are recognized upon the transfer of ownership and risk of loss for the product to the customer. In the United States, we sell all commercial products F.O.B. destination. Transfer of

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ownership and risk of loss for the product pass to the customer at the point that the product is received by the customer. In Europe, product sales are recognized predominantly upon customer receipt of the product except in certain contractual arrangements where different terms may be specified. We record product sales net of estimated reserves for contractual allowances, discounts and returns. Contractual allowances result from sales under contracts with managed care organizations and government agencies.

        Other revenue, which includes revenues from collaborative agreements, consists primarily of up-front fees, ongoing research and development funding, milestone payments and payments under co-promotional or managed services agreements. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. We estimate our performance period based on the specific terms of each collaborative agreement. We adjust the performance periods, if appropriate, based upon available facts and circumstances. We recognize periodic payments over the period that we perform the related activities under the terms of the agreements. Revenue resulting from the achievement of milestone events stipulated in the agreements is recognized when the milestone is achieved. Milestones are based upon the occurrence of a substantive element specified in the contract or as a measure of substantive progress towards completion under the contract. In connection with these collaborations, we also incurred costs that are reflected in our operating expenses of $14.0 million and $33.6 million for the years ended December 31, 2006 and 2005, respectively. For the year ended December 31, 2007, incurred costs that are reflected in our operating expenses were insignificant in connection with these collaborations.

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

        In October 2007, we launched AMRIX® (cyclobenzaprine hydrochloride extended-release capsules). Sales of AMRIX to wholesalers and retailers include the right of return of expired product. Based on the sales levels and the prescription data during the fourth quarter of 2007, and based on the number of units on hand in the pipeline at December 31, 2007 relative to the overall demand for the products, we have estimated and recorded all applicable product sales allowances related to AMRIX as of December 31, 2007. We have therefore recognized revenues for AMRIX based on a fixed and determinable sales price in 2007.

        In September 2006, we launched generic OTFC, utilizing Watson Pharmaceuticals, Inc. as our sales agent in this effort. We pay our sales agent a commission for these services and record this commission

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

as selling, general and administrative expense. In October 2006, we launched FENTORA® (fentanyl buccal table) [C-II]. Sales of our generic OTFC product to wholesalers and retailers include both the right of return of expired product and retroactive price reductions under certain conditions, while sales of FENTORA also include the right of return of expired product. Based on the sales levels and the prescription data during the fourth quarter of 2006, and based on the number of units on hand in the pipeline at December 31, 2006 relative to the overall demand for the products, we have estimated and recorded all applicable product sales allowances related to generic OTFC and FENTORA as of December 31, 2006. We have therefore recognized revenues for generic OTFC and FENTORA based on a fixed and determinable sales price in 2006 and 2007.

        Sales of our generic OTFC product could be subject to retroactive price reductions for units that remain in the pipeline if the price of generic OTFC is reduced, including as a result of another generic entrant into the market, and as a result any estimated impact of such adjustments is recorded at the time revenue is recognized. This estimate of both the potential timing of a generic entrant and the amount of the price reduction are highly subjective. At December 31, 2007, we are not aware of any expected additional entrants into the generic OTFC market that would result in a price reduction to customers for inventory already purchased from us, and do not believe that any revenue recognized as of December 31, 2007 would be effected by a retroactive shelf stock adjustment.

  Research and Development

        All research and development costs are charged to expense as incurred.

  Acquired In-Process Research and Development

        Acquired in-process research and development ("IPR&D") represents the estimated fair value assigned to research and development projects acquired in a purchase business combination that have not been completed at the date of acquisition and which have no future alternative use. Accordingly, these costs are charged to expense as of the acquisition date.

        The value assigned to IPR&D is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projections used to value IPR&D were, in some cases, reduced based on the probability of developing a new drug, and considered the relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from such projects are based on management's estimates of cost of sales, operating expenses and income taxes from such projects. The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations.

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

(In thousands, except share and per share data)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Other Comprehensive Income

        We follow SFAS No. 130, "Reporting Comprehensive Income." This statement requires the classification of items of other comprehensive income by their nature and disclosure of the accumulated balance of other comprehensive income, separately within the equity section of the balance sheet. Comprehensive income is comprised of net earnings and other comprehensive income, which includes certain changes in equity that are excluded from net earnings.

        At December 31, accumulated other comprehensive income, net of taxes, consisted of the following:

	2007	2006
Foreign currency translation gains	$147,031	$104,369
Prior service gains and losses on retirement-related plans	1,664	—
Change in unrealized investment gains and losses	8	(12)

Other comprehensive income	$148,703	$104,357

  Stock-Based Compensation

        Prior to the January 1, 2006 adoption of SFAS No. 123(R), "Share Based Payment" ("SFAS 123(R)"), we accounted for stock option plans and restricted stock unit plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, no compensation expense has been recognized for stock options since all stock options granted had an exercise price equal to the market value of the underlying stock on the grant date. Restricted stock units have been recorded as compensation cost over the requisite vesting periods based on the market value on the date of grant. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation ("SFAS 123"), stock-based compensation was presented as a pro forma disclosure in the notes to the consolidated financial statements. See Note 3 herein.

  Income Taxes

        We provide for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires that income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We provide for income taxes at a rate equal to our estimated annual combined federal, state and foreign statutory effective rates. Subsequent adjustments to our estimates of our ability to recover the deferred tax assets or other changes in circumstances or estimates could cause our provision for income taxes to vary from period to period, as it has for the current year ended December 31, 2007.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based solely on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007. See Note 14 herein.

  Reclassifications

        Certain reclassifications of prior year amounts have been made to conform to the current year presentation. The NUVIGIL® (armodafinil) Tablets [C-IV] inventory balance of $89.1 million as of December 31, 2006 has been reclassified from inventory to other assets, as we do not presently intend to launch NUVIGIL commercially until around 2010. Amounts reported in prior periods as amortization are included now as a component of cost of sales; amounts previously reported as depreciation (other than depreciation related to facilities used in the production of commercial inventory and previously included in cost of sales) are included as a component of research and development or selling, general and administrative, as appropriate.

  Recent Accounting Pronouncements

        In July 2006, the Financial Accounting Standards Board ("FASB") issued FIN 48. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based solely on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007. See Note 14 herein.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to have a significant impact on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159").

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS 159 allows companies to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a significant impact on our consolidated financial statements.

        In June 2007, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities" ("EITF 07-3"). EITF 07-3 is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires non-refundable advance payments for future research and development activities to be capitalized until the goods have been delivered or related services have been performed. Adoption is on a prospective basis and could impact the timing of expense recognition for agreements entered into after December 31, 2007. We do not expect the adoption of EITF 07-3 to have a significant impact on our consolidated financial statements.

        In November 2007, the EITF reached a final consensus on EITF Issue No. 07-1, "Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property" ("EITF 07-1"). EITF 07-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Adoption is on a retrospective basis to all prior periods presented for all collaborative arrangements existing as of the effective date. We are currently evaluating the impact of EITF 07-1 adoption on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141(R), changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is not permitted. The effect of SFAS 141(R) on our consolidated financial statements will be dependent on the nature and terms of any business combinations that occur after its effective date.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of SFAS 160 to have a significant impact on our consolidated financial statements unless a future transaction results in a noncontrolling interest in a subsidiary.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2. ACQUISITIONS AND TRANSACTIONS

  AMRIX

        In August 2007, we acquired the North American rights to AMRIX® (cyclobenzaprine hydrochloride extended-release capsules) from E. Claiborne Robins Company, Inc., a privately-held company d/b/a ECR Pharmaceuticals ("ECR"). We made an initial payment of $100.1 million cash to ECR upon the closing of the acquisition, $0.9 million and $99.2 million of which was capitalized as inventory and an intangible asset, respectively. ECR also could receive up to an additional $255 million in milestone payments that are contingent on attainment of certain agreed-upon sales levels of AMRIX. Two dosage strengths of AMRIX (15 mg and 30 mg) were approved in February 2007 by the FDA for short-term use as an adjunct to rest and physical therapy for relief of muscle spasm associated with acute, painful musculoskeletal conditions. We made the product available in the United States in October 2007 and commenced a full U.S. launch in November 2007.

  Co-Promotion Agreement with Takeda

        Under our co-promotion agreement, Takeda sales representatives promote PROVIGIL to primary care physicians and other appropriate health care professionals in the United States. Effective in April 2008, Takeda sales representatives, 500 in total, will detail PROVIGIL in the first position. Together with our CNS field sales team, we will have approximately 900 persons focused on detailing PROVIGIL in the United States. We also have an option to utilize the Takeda sales force for the promotion of NUVIGIL. The parties have formed a joint commercialization committee to manage the promotion of PROVIGIL. We have retained all responsibility for the development, manufacture, distribution and sale of the product.

        The co-promotion agreement expires in June 2009. In certain circumstances, the agreement may be terminated by either party in June 2008; if we terminate the agreement at that time, we will be obligated to make specified royalty payments to Takeda during the three years following termination. In addition, if we undergo a change of control prior to June 2009, we have the option to terminate the co-promotion agreement, subject to our obligation to make certain specified payments to Takeda. We pay Takeda a royalty based on certain sales criteria for PROVIGIL and NUVIGIL during the three-year term and, if specified sales levels are reached, during the three calendar years following the expiration of the co-promotion agreement.

  Zeneus Holdings Limited

        On December 22, 2005, we completed our acquisition of all of the issued share capital of Zeneus. Total consideration paid in connection with the acquisition was $365.8 million. Total purchase price after transaction costs and other working capital adjustments was $385.6 million, which included payment for $19.8 million of cash acquired. Zeneus has three key products that are currently marketed in major European countries: MYOCET® (liposomal doxorubicin), a cardio-protective chemotherapy agent used to treat metastatic breast cancer; ABELCET® (amphotericin B lipid complex), an anti-fungal product used by cancer patients; and TARGRETIN® (bexarotene), a treatment for cutaneous T-cell lymphoma. Key customer targets are oncologists, hematologists and dermatologists.

        The total purchase price of $385.6 million consists of $375.5 million for all the outstanding shares of Zeneus and $10.1 million paid for transaction costs and the settlement of other seller related liabilities. The acquisition was funded from our existing cash and short-term investments.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

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

        Of the $224.1 million of acquired intangible assets, $170.3 million was assigned to the MYOCET-related technology with an estimated useful life of 20 years, $26.1 million was assigned to ABELCET-related technology with an estimated useful life of approximately 20 years, $8.6 million was assigned to the TARGRETIN technology with an estimated useful life of 9 years and $19.1 was assigned to non core products with an average estimated useful life of 20 years. All of the $91.0 million of goodwill was assigned to our Europe segment and none of this goodwill is expected to be deductible for income tax purposes.

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

        The purchase price allocation was finalized during the third quarter of 2006. During the second quarter of 2006, we finalized the Zeneus integration plan as it relates to employee severance costs and

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2. ACQUISITIONS AND TRANSACTIONS (Continued)

recorded a reserve for employee termination benefits of $3.4 million. This reserve is for employee severance costs related to 31 employees throughout the organization including finance, legal, clinical and regulatory, sales and marketing and general administration. The termination of these employees and related severance payments are complete.

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

  Unaudited Pro Forma Information

        The following unaudited pro forma information shows the results of our operations for the year ended December 31, 2005 as though the acquisition of Zeneus had occurred as of the beginning of the period presented:

Year Ended December 31, 2005
Total revenues	$1,305,404
Net loss	$(195,601)
Basic and diluted net loss per common share:
Basic loss per common share	$(3.37)
Diluted loss per common share	$(3.37)

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

  TRISENOX

        On July 18, 2005, we completed the acquisition of substantially all assets related to the TRISENOX injection business from CTI for $69.7 million in cash, funded from our existing cash on hand. The acquisition agreement provides for contingent future cash payments to CTI, totaling up to $100.0 million, upon the achievement of certain label expansion and sales milestones. TRISENOX is indicated as a single agent for the treatment of patients with relapsed or refractory acute promyelocytic leukemia, a life-threatening hematologic cancer. The results of operations of TRISENOX have been included in the consolidated statements of operations since the acquisition date.

        The fair value of acquired net assets exceeded the cost by $42.4 million. Because the acquisition agreement provides for contingent consideration up to $100 million, the $42.4 million excess of fair value of acquired net assets over cost has been recognized as a liability at the date of acquisition in accordance with SFAS No. 141, "Business Combinations." When the contingencies are resolved, any

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2. ACQUISITIONS AND TRANSACTIONS (Continued)

contingent consideration amounts paid will reduce this liability. Any excess of the contingent payments over this liability will be recognized as an additional cost of the TRISENOX acquisition. Any excess of this liability over the contingent payments will reduce the recognized value of the acquired net assets on a pro rata basis.

        All of the intangible assets acquired relate to the developed TRISENOX technology with estimated useful lives between eight and 13 years.

  VIVITROL License and Collaboration

        Under our license and collaboration agreement with Alkermes, we have agreed to pay Alkermes up to $220 million in milestone payments that are contingent on attainment of certain agreed-upon sales levels of VIVITROL and in exchange have received a license to several U.S. patents and patent applications directed to VIVITROL that will expire between 2013 and 2024. Pre-tax profit, as adjusted for certain items, and losses incurred currently are split equally between the parties. We work together with Alkermes to develop the commercial strategy for VIVITROL. We have primary responsibility for all marketing and sale efforts and currently have approximately 50 persons focused on the marketing and sale of VIVITROL; Alkermes is augmenting this effort with a team of approximately 15 managers of market development.

        We also have a supply agreement with Alkermes under which Alkermes provides us with finished commercial supplies of VIVITROL. We have agreed to purchase two VIVITROL manufacturing lines (and related equipment) from Alkermes and have granted Alkermes an option, exercisable after two years, to purchase these manufacturing lines at the then-current net book value of the assets. As of December 31, 2007, we have incurred $33.2 million related to the construction of these two manufacturing lines. We expect to incur up to an additional $37.8 million to complete these two manufacturing lines.

  Salmedix, Inc.

        On June 14, 2005, we completed our acquisition of Salmedix. Under the Agreement and Plan of Merger dated May 12, 2005, we acquired all of the outstanding capital stock of Salmedix for $160.9 million in cash and future payments totaling up to $40 million upon achievement of certain regulatory milestones. The acquisition was funded from our existing cash on hand and was accounted for as an asset acquisition, as Salmedix is a development stage company. As a result of the acquisition, we obtained U.S. and Canadian rights to TREANDA® (bendamustine hydrochloride) for which we are seeking approval from the FDA for two new drug applications for the treatment of patients with chronic lymphocytic leukemia and patients with indolent B-cell non-Hodgkin's lymphoma who have progressed during or following treatment with rituximab or a rituximab-containing regimen.

3. STOCKHOLDERS' EQUITY

  Equity Compensation Plans

        We have established equity compensation plans for our employees, directors and certain other individuals. The Stock Option and Compensation Committee of our Board of Directors approves all grants and the terms of such grants, subject to ratification by the Board of Directors. We may grant

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

3. STOCKHOLDERS' EQUITY (Continued)

non-qualified stock options under the Cephalon, Inc. 2004 Equity Compensation Plan (the "2004 Plan") and the Cephalon, Inc. 2000 Equity Compensation Plan (the "2000 Plan"), and also may grant incentive stock options and restricted stock units under the 2004 Plan. Stock options and restricted stock units generally become exercisable or vest ratably over four years from the grant date, and stock options must be exercised within ten years of the grant date. There are currently 12.5 million and 4.3 million shares authorized for issuance under the 2004 Plan and the 2000 Plan, respectively. At December 31, 2007, the shares available for future grants of stock options or restricted stock units were 807,294, of which up to 75,150 may be issued as restricted stock units.

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

        Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), using the modified-prospective transition method. Under this transition method, stock-based compensation is recognized in the consolidated financial statements for stock granted. Compensation expense recognized in the financial statements includes estimated expense for stock options granted after December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R), and the estimated expense for the stock options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. SFAS 123(R) also requires us to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing forfeitures and the corresponding reduction in expense as they occur. We recorded an adjustment for this cumulative effect for restricted stock units and recognized a reduction in stock-based compensation in the first quarter of 2006 consolidated statements of operations allocated equally between research and development and selling, general and administrative expenses based on the employees' compensation allocation between these line items. The adjustment was not significant to the consolidated statement of operations.

        Total stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 31:

	2007	2006
Stock option expense	$29,945	$31,370
Restricted stock unit expense	16,750	11,437

Total stock-based compensation expense*	$46,695	$42,807

Total stock-based compensation expense after-tax	$29,558	$27,097

    *
    For each period presented, total stock-based compensation expense was recognized equally between research and development and selling, general and administrative expenses based on the employees' compensation allocation between these line items.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

3. STOCKHOLDERS' EQUITY (Continued)

        Compensation expense is recognized in the period the employee performs the service in accordance with SFAS 123(R). For the year ended December 31, 2006, the impact of the adoption of SFAS 123(R) on basic and diluted income per common share was $0.32 and $0.28, respectively. The impact of capitalizing stock-based compensation was not significant at December 31, 2007 and 2006, respectively.

        During the second quarter of 2006, we elected to adopt the short-cut method of FASB Staff Position No. SFAS 123(R)-3 "The Transition Election Related to Accounting for the Tax Effects of Share Based Payment Awards" ("FSP SFAS 123(R)-3") to determine our pool of windfall tax benefits under SFAS 123(R). Under the short-cut method, our historical pool of windfall tax benefits was calculated as cumulative net increases to additional paid-in capital related to tax benefits from stock-based compensation after the election date of SFAS 123 less the product of cumulative SFAS 123 compensation cost, as adjusted, multiplied by the blended statutory tax rate at adoption of SFAS 123(R). Using this calculation, we determined our historical windfall tax pool was zero as of January 1, 2006. Following the guidance within FSP SFAS 123(R)-3, we retrospectively applied the short-cut method to our consolidated financial statements for the three months ended March 31, 2006. Under the transition provisions of the short-cut method, for awards fully vested at the adoption date of SFAS 123(R) and subsequently settled, the pool of windfall tax benefits is equal to the total tax benefit recognized in additional paid-in capital upon settlement. Prior to the election of the short-cut method, we accounted for the on-going income tax effects for partially or fully vested awards as of the date of SFAS 123(R) adoption using the "as if" method of accounting required by the long-form method under SFAS 123(R). The retrospective application adjustments to our consolidated financial statements for the three months ended March 31, 2006 had no impact on our financial position or results of operations. For the three months ended March 31, 2006, there was no change to our total net cash flows; however, our net cash used for operating activities increased by $21.5 million to $33.6 million and our net cash provided by financing activities increased by $21.5 million to $127.9 million. Upon adoption during the second quarter of 2006, the impact of the election was not significant to our consolidated financial statements. The cumulative pool of windfall tax benefits was $40.8 million and $27.2 million as of December 31, 2007 and 2006, respectively.

        Based on our historical experience of stock option and restricted stock unit pre-vesting forfeitures, we have assumed the following weighted average expected forfeiture rates over the four year life of the stock option and restricted stock unit for all new stock options and restricted stock units granted, excluding stock options and restricted stock units granted to the Chief Executive Officer and directors for which a zero forfeiture rate is assumed, for the years ended December 31:

	2007	2006	2005
Stock option expected forfeiture rate	12.7%	12.2%	—%
Restricted stock unit expected forfeiture rate	14.4%	12.2%	—%

        Under the provisions of SFAS 123(R), we will record additional expense if the actual pre-vesting forfeiture rate is lower than we estimated and will record a recovery of prior expense if the actual forfeitures are higher than our estimate.

        Beginning with our December 2007 stock option grant, our expected term of stock options granted was derived from our historical data as we have assumed that our historical stock option exercise

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

3. STOCKHOLDERS' EQUITY (Continued)

experience is a relevant indicator of future exercise patterns. Prior to the December 2007 stock option grant, our expected term of stock options granted was derived from the average midpoint between vesting and the contractual term, as described in SEC's Staff Accounting Bulletin No. 107, "Share-Based Payment." Expected volatilities are based on a combination of implied volatilities from traded options on our stock and the historical volatility of our stock for the related vesting period. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent term. We have not paid dividends in the past and do not plan to pay any dividends in the foreseeable future.

        The following table illustrates the effect on pro forma net loss and earnings per share if we had applied the fair value recognition provisions of SFAS 123:

Year Ended December 31, 2005
Net loss, as reported	$(174,954)
Add: Stock-based compensation expense included in net loss, net of related tax effects	6,826
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(30,163)

Pro forma net loss	$(198,291)

Earnings per share:
Basic loss per share, as reported	$(3.01)
Basic loss per share, pro forma	$(3.42)
Diluted loss per share, as reported	$(3.01)
Diluted loss per share, pro forma	$(3.42)

        The fair value of each stock option grant at the grant date is calculated using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31:

	2007	2006	2005
Risk free interest rate	3.73%	4.62%	4.41%
Expected term (years)	5.64	6.18	6.50
Expected volatility	32.5%	41.0%	50.0%
Expected dividend yield	—%	—%	—%
Estimated fair value per stock option granted	$28.64	$33.20	$27.52

        On May 17, 2007, the 2004 Plan was amended, following approval by Cephalon stockholders, to increase by 1,000,000 shares the total number of shares of common stock authorized for issuance under the 2004 Plan, from 11,450,000 shares to 12,450,000 shares. This amendment also provides that no

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

3. STOCKHOLDERS' EQUITY (Continued)

more than 400,000 shares of common stock may be issued pursuant to restricted stock unit awards granted under the 2004 Plan after May 16, 2007.

  Stock Options

        The following tables summarize the aggregate stock option activity for the years ended December 31:

	2007
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1,	7,694,298	$54.90
Granted	1,178,000	76.23
Exercised	(1,853,152)	50.70
Forfeited	(193,175)	57.87
Expired	(20,074)	48.90

Outstanding, December 31,	6,805,897	$59.70	6.6	$87,496

Vested stock options at end of period	4,434,571	$55.04	5.3	$74,902

	2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1,	9,955,904	$50.84
Granted	1,116,800	69.85
Exercised	(3,058,430)	47.46
Forfeited	(305,475)	50.54
Expired	(14,501)	50.62

Outstanding, December 31,	7,694,298	$54.90	6.7	$121,836

Vested stock options at end of period	5,143,900	$53.39	5.6	$89,430

	2005
	Shares	Weighted Average Exercise Price
Outstanding, January 1,	9,664,084	$50.34
Granted	1,022,100	50.24
Exercised	(346,730)	32.89
Cancelled	(383,550)	53.05

Outstanding, December 31,	9,955,904	$50.84

Vested stock options at end of period	6,733,471	$51.49

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

3. STOCKHOLDERS' EQUITY (Continued)

        As of December 31, 2007, there was $47.6 million of total unrecognized compensation cost related to outstanding stock options that is expected to be recognized over a weighted-average period of 1.6 years. For the years ended December 31, 2007, 2006 and 2005, we received net proceeds of $93.9 million, $143.5 million and $11.5 million, respectively, from the exercise of stock options.

        The intrinsic value of stock options exercised for the years ended December 31, 2007, 2006 and 2005 was $50.2 million, $79.8 million and $7.7 million, respectively. The estimated fair value of shares that vested for the years ended December 31, 2007, 2006 and 2005 was $35.6 million, $40.8 million and $35.1 million, respectively.

  Restricted Stock Units

        The following tables summarize the restricted stock units activity for the years ended December 31:

	2007
	Shares	Weighted Average Fair Value
Nonvested, January 1,	709,900	$59.49
Granted	324,850	76.11
Vested	(250,125)	55.92
Forfeited	(37,575)	61.30

Nonvested, December 31,	747,050	$67.82

Intrinsic value as of December 31,	$53,608

	2006
	Shares	Weighted Average Fair Value
Nonvested, January 1,	624,575	$49.52
Granted	325,900	71.06
Vested	(180,125)	49.23
Forfeited	(60,450)	49.48

Nonvested, December 31,	709,900	$59.49

Intrinsic value as of December 31,	$49,984

2005
Nonvested, January 1,	455,650
Granted	298,500
Vested	(125,625)
Forfeited	(3,950)

Nonvested, December 31,	624,575

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

3. STOCKHOLDERS' EQUITY (Continued)

        As of December 31, 2007, there was $34.7 million of total unrecognized compensation cost related to nonvested restricted stock units that is expected to be recognized over a weighted-average period of 1.6 years.

  Qualified Savings and Investment Plan

        We have a profit sharing plan pursuant to section 401(k) of the Internal Revenue Code. As of January 1, 2007, participants are permitted to contribute any whole percentage of their eligible annual pre-tax compensation up to established federal limits on aggregate participant contributions. For the year ended December 31, 2006, participants were permitted to contribute up to 20 percent of their eligible annual pre-tax compensation up to established federal limits on aggregate participant contributions. Our discretionary matching contribution is made solely in cash on 100 percent of the employee elected salary deferral up to six percent of eligible compensation. For the years ended December 31, 2007, 2006, and 2005, we contributed $12.6 million, $11.8 million and $8.8 million to the plan, respectively.

  Pro forma Aggregate Conversions or Exercises

        At December 31, 2007, the conversion or exercise of all outstanding stock options and restricted stock units would increase the outstanding number of shares of common stock by 7.6 million shares, or 11%. The conversion of our convertible subordinated notes and warrants into shares of Cephalon common stock in accordance with their terms is dependent upon actual stock price at the time of conversion.

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

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

4. CASH, CASH EQUIVALENTS AND INVESTMENTS

        At December 31, cash, cash equivalents and investments consisted of the following:

	2007	2006
Cash and cash equivalents:
Demand deposits	$487,683	$158,821
Repurchase agreements	330,986	111,309
Commercial paper	—	226,382

	818,669	496,512

Short-term investments (at market value):
U.S. government agency obligations	—	417
Asset-backed securities	—	11,282
Bonds	1,599	8,751
Commercial paper	5,997	4,762

	7,596	25,212

	$826,265	$521,724

        The contractual maturities of our investments in cash, cash equivalents, and investments at December 31, 2007 are all less than one year.

5. RECEIVABLES, NET

        At December 31, receivables, net consisted of the following:

	2007	2006
Trade receivables	$280,091	$258,298
Receivables from collaborations	57	1,562
Other receivables	8,984	15,764

	289,132	275,624
Less reserve for sales discounts and allowances	(12,356)	(5,579)

	$276,776	$270,045

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

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

6. INVENTORY, NET

        At December 31, inventory, net consisted of the following:

	2007
	Commercial	Pre-approval	Total
Raw materials	$28,395	$—	$28,395
Work-in-process	24,053	367	24,420
Finished goods	46,283	—	46,283

Total inventory, net	$98,731	$367	$99,098

Inventory, net included in other assets	$119,978	$—	$119,978

	2006
	Commercial	Pre-approval	Total
Raw materials	$23,761	$—	$23,761
Work-in-process	15,915	—	15,915
Finished goods	45,563	—	45,563

Total inventory, net	$85,239	$—	$85,239

Inventory, net included in other assets	$—	$89,061	$89,061

        Our domestic inventories and certain of our foreign inventories are valued using the LIFO method. Inventories valued using the LIFO method were $42.8 million and $36.0 million at December 31, 2007 and 2006, respectively. The excess of LIFO inventory value over current or replacement cost was $0.1 million at December 31, 2007 and the excess of current or replacement cost over LIFO inventory value was $3.6 million at December 31, 2006.

        The majority of our foreign inventories are valued using the FIFO method. Inventories valued using the FIFO method were $56.3 million and $49.2 million at December 31, 2007 and 2006, respectively.

        We have capitalized inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management's judgment of probable future commercial use and net realizable value. At December 31, 2007, we had $0.4 million of capitalized inventory costs related to TREANDA included in inventory. In June 2007, we secured final FDA approval of NUVIGIL. However, as we do not presently intend to launch NUVIGIL commercially until around 2010, we have included net NUVIGIL inventory balances of $120.0 million and $89.1 million at December 31, 2007 and 2006, respectively, in other assets, rather than inventory.

        In August 2006, we announced that we received a letter from the FDA stating that our supplemental new drug application ("sNDA") for SPARLON™ (modafinil) Tablets [C-IV], a proprietary dosage form of modafinil for the treatment of attention-deficit/hyperactivity disorder in children and adolescents, was not approvable. In light of the FDA's decision, we currently are not pursuing development of SPARLON. Prior to the FDA's decision that the sNDA for SPARLON was not approvable, we had net capitalized inventory costs related to SPARLON of $8.6 million. In consideration of the FDA's decision, we have fully reserved all of these capitalized inventory costs related to SPARLON at December 31, 2006.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

7. PROPERTY AND EQUIPMENT, NET

        At December 31, property and equipment, net consisted of the following:

	Estimated Useful Lives	2007	2006
Land and improvements	—	$9,094	$8,741
Buildings and improvements	3-40 years	277,666	227,408
Laboratory, machinery and other equipment	3-30 years	262,749	211,666
Construction in progress	—	98,157	108,816

		647,666	556,631
Less accumulated depreciation and amortization		(147,270)	(103,621)

		$500,396	$453,010

        Depreciation and amortization expense related to property and equipment, excluding depreciation related to assets used in the production of inventory, was $33.3 million, $34.8 million and $26.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. We had $50.0 million and $32.9 million of capitalized computer software costs included in property and equipment, net, at December 31, 2007 and 2006, respectively. Depreciation and amortization expense related to capitalized software costs was $11.0 million, $11.2 million and $6.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. We had $28.8 million and $15.1 million of capitalized software costs included in construction in progress at December 31, 2007 and 2006, respectively.

8. GOODWILL

        Goodwill consisted of the following:

	United States	Europe	Total
December 31, 2006	$267,904	$199,263	$467,167
Release of pre-acquisition tax valuation allowance	(1,511)	—	(1,511)
Foreign currency translation adjustment	—	10,859	10,859

December 31, 2007	$266,393	$210,122	$476,515

        We completed our annual test of impairment of goodwill as of July 1, 2007 and concluded that goodwill was not impaired.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

9. INTANGIBLE ASSETS, NET AND OTHER ASSETS

        At December 31, intangible assets, net consisted of the following:

		December 31, 2007			December 31, 2006
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Modafinil developed technology	15 years	$99,000	$39,600	$59,400	$99,000	$33,000	$66,000
DURASOLV technology	14 years	70,000	16,435	53,565	70,000	11,565	58,435
ACTIQ marketing rights	10-12 years	83,454	46,183	37,271	75,465	39,010	36,455
GABITRIL product rights	9-15 years	107,215	54,636	52,579	106,232	46,826	59,406
TRISENOX product rights	8-13 years	113,836	22,749	91,087	113,752	13,634	100,118
VIVITROL product rights	15 years	110,000	12,833	97,167	110,000	5,500	104,500
AMRIX product rights	5 years	99,257	6,204	93,053	—	—	—
MYOCET trademark	20 years	194,653	19,465	175,188	192,367	9,618	182,749
Other product rights	5-20 years	269,956	111,438	158,518	259,054	73,680	185,374

		$1,147,371	$329,543	$817,828	$1,025,870	$232,833	$793,037

        Intangible assets are amortized over their estimated useful economic life using the straight line method. Amortization expense was $90.5 million, $81.7 million and $57.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. Estimated amortization expense of intangible assets for each of the next five years is $104.5 million in 2008, $104.3 million in 2009, $94.9 million in 2010, $87.3 million in 2011 and $78.1 million in 2012. For further discussion of the status of the re-examination of our DURASOLV patents, see Note 13 herein.

  Impairment Charges

        In June 2006, we announced that data from our Phase 3 clinical program evaluating GABITRIL® (tiagabine hydrochloride) for the treatment of generalized anxiety disorder ("GAD") did not reach statistical significance on the primary study endpoints. We have no further plans to continue studying GABITRIL for the treatment of GAD. As a result, we performed a test of impairment on the carrying value of our investment in GABITRIL product rights and recorded an impairment charge of $12.4 million in the second quarter of 2006 related to our European rights.

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

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

10. ACCRUED EXPENSES

        At December 31, accrued expenses consisted of the following:

	2007	2006
Accrued settlement reserve	$425,000	$—
Accrued compensation and benefits	52,749	49,046
Accrued contractual sales allowances	51,400	50,559
Accrued product sales returns allowances	25,335	28,843
Accrued sales and marketing costs	24,412	32,619
Accrued income taxes	18,063	8,924
Accrued license fees and royalties	13,391	15,099
Accrued product related costs	10,347	19,482
Accrued clinical trial fees	5,069	5,380
Accrued research and development	4,625	14,442
Other accrued expenses	46,793	39,084

	$677,184	$263,478

        For the year ended December 31, 2007, we recorded a settlement reserve of $425.0 million related to the terms of the agreement in principle reached with the U.S. Attorney's Office. See Note 13 herein.

11. LONG-TERM DEBT

        At December 31, long-term debt consisted of the following:

	2007	2006
2.0% convertible senior subordinated notes due June 1, 2015	$820,000	$820,000
Zero Coupon convertible subordinated notes first putable June 2008	213,564	213,417
Zero Coupon convertible subordinated notes first putable June 2010	199,806	199,716
Mortgage and building improvement loans	2,165	8,291
Capital lease obligations	2,841	3,787
Other	2,581	3,093

Total debt	1,240,957	1,248,304
Less current portion	(1,237,169)	(1,023,312)

Total long-term debt	$3,788	$224,992

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

11. LONG-TERM DEBT (Continued)

        Aggregate maturities of long-term debt at December 31, 2007 are as follows:

2008	$1,237,169
2009	2,588
2010	1,029
2011	171
2012	—
2013 and thereafter	—

$1,240,957

        In 2006, our Zero Coupon convertible subordinated notes first putable June 2008 ("2008 Zero Coupon Notes") and Zero Coupon convertible subordinated notes first putable June 2010 ("2010 Zero Coupon Notes") (collectively, the "Zero Coupon Notes") became convertible and the related deferred debt issuance costs of $13.1 million were written off. Our convertible notes will be classified as current liabilities and presented in current portion of long-term debt on our consolidated balance sheet if our stock price is above the restricted conversion prices of $56.04, $71.40 or $67.80 with respect to the 2.0% convertible senior subordinated notes due June 1, 2015 (the "2.0% Notes"), the 2008 Zero Coupon Notes or the 2010 Zero Coupon Notes, respectively at the balance sheet date. At December 31, 2007, our stock price was $71.76, and, therefore, all of our convertible notes are considered to be current liabilities and are presented in current portion of long-term debt on our consolidated balance sheet. In addition, our 2008 Zero Coupon Notes are considered to be current liabilities based on maturity. At December 31, 2006, our stock price was $70.41, and, therefore, our 2.0% Notes and 2010 Zero Coupon Notes are considered to be current liabilities and are presented in current portion of long-term debt on our consolidated balance sheet.

        In the event that a significant conversion did occur, we believe that we have the ability to fund the payment of principal amounts due through a combination of utilizing our existing cash on hand, raising money in the capital markets or selling our note hedge instruments for cash.

  Gain (Charge) on Extinguishment of Debt

        For the year ended December 31, 2007, we recognized a $5.3 million gain on extinguishment of debt related to the Pennsylvania Industrial Development Board ("PIDA") loan forgiveness. See "Mortgage and Building Improvement Loans" below.

        In December 2006, certain holders of our Zero Coupon Notes and 2.0% Notes approached us and we agreed to exchange $436.9 million aggregate principal amount of our convertible notes for cash payments totaling $175.3 million and the issuance of 6.2 million shares of our common stock. We recorded $310.1 million in additional paid-in capital related to the shares issued. Concurrent with these exchanges, we amended our convertible note hedge agreements (described below) related to the Zero Coupon Notes and 2.0% Notes and amended the warrant agreements related to the Zero Coupon Notes. The effect of these amendments was to terminate the portion of the convertible note hedge and, with respect to the Zero Coupon Notes, the warrants agreements related to the $436.9 million principal amount of notes exchanged. In settlement of these amendments, we received 1.8 million shares of our common stock from the counterparties to these agreements. We recorded $129.5 million in additional

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

11. LONG-TERM DEBT (Continued)

paid-in capital and treasury stock related to the shares received. The warrants related to the 2.0% Notes exchanged in December 2006 remain outstanding.

        For the year ended December 31, 2006, we recognized $48.1 million of debt exchange expense in accordance with SFAS No. 84, "Induced Conversion of Convertible Debt" ("SFAS 84") as follows:

	Fair value of cash and securities transferred	Fair value issuable under original conversion	Total debt exchange expense
Zero Coupon Notes	$445,617	$412,646	$32,971
2.0% Notes	167,335	152,184	15,151

Total for 2006	$612,952	$564,830	$48,122

        For the year ended December 31, 2005, we recognized a $2.1 million gain on extinguishment of debt as follows:

	Principal Amount	Discount	Write-off of unamortized debt issuance costs	Professional Fees	Loss on termination of interest rate swap	Total gain on early extinguishment of debt
2.5% convertible subordinated notes repurchased in July 2005	$512,000	$12,794	$(5,326)	$(65)	$(5,318)	$2,085

  2.0% Convertible Senior Subordinated Notes

        In June and July 2005, we issued through a public offering $920 million of 2.0% Notes, of which $820 million remains outstanding as of December 31, 2007. Interest on the 2.0% Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2005.

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

(In thousands, except share and per share data)

11. LONG-TERM DEBT (Continued)

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

  Convertible Note Hedge and Warrant Agreements

        Concurrent with the sale of the 2.0% Notes, we purchased convertible note hedges from Deutsche Bank AG ("DB") at a cost of $382.3 million. We also sold to DB warrants to purchase an aggregate of 19,700,214 shares of our common stock and received net proceeds from the sale of these warrants of $217.1 million. At issuance, the convertible note hedge and warrant agreements, taken together, have the effect of increasing the effective conversion price of the 2.0% Notes from our perspective to $67.92 per share if held to maturity. At our option, the warrants may be settled in either net cash or net shares. The convertible note hedge must be settled using net shares. Under the convertible note hedge, DB will deliver to us the aggregate number of shares we are required to deliver to a holder of 2.0% Notes that presents such notes for conversion. If the market price per share of our common stock is above $67.92 per share, we will be required to deliver either shares of our common stock or cash to DB representing the value of the warrants in excess of the strike price of the warrants. In accordance

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

11. LONG-TERM DEBT (Continued)

with EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock" ("EITF 00-19") and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), we recorded the convertible note hedges and warrants in additional paid-in capital, and will not recognize subsequent changes in fair value. We also recognized a deferred tax asset of $133.8 million for the effect of the future tax benefits related to the convertible note hedge.

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

        In July 2004, a holder of the 2.5% Notes approached us, and we agreed, to exchange $78.3 million of these outstanding notes for 1,518,169 shares of our common stock. We recognized debt exchange expense of $28.2 million in the third quarter of 2004 relating to these early exchanges in accordance with SFAS 84. We also recognized the tax effect of this exchange of $10.1 million as a reduction of additional paid-in capital and as a tax benefit in our statement of operations for the year ended December 31, 2004.

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

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

11. LONG-TERM DEBT (Continued)

        In November 2004, we commenced an offer to exchange our Zero Coupon Convertible Subordinated Notes Due 2033, First Putable June 15, 2008 (the "New 2008 Notes"), and our Zero Coupon Convertible Subordinated Notes Due 2033, First Putable June 15, 2010 (the "New 2010 Notes" and, together with the New 2008 Notes, the "New Notes"), for any and all of our outstanding Old 2008 Notes and Old 2010 Notes. Upon expiration of the exchange offer, we issued $374.7 million principal amount at maturity of New 2008 Notes in exchange for a like principal amount at maturity of our outstanding Old 2008 Notes and $374.9 million principal amount at maturity of New 2010 Notes in exchange for a like principal amount at maturity of our outstanding Old 2010 Notes. Following our exchange of convertible debt for cash and stock in December 2006, there remains outstanding as of December 31, 2007, $213.1 million and $199.5 million aggregate principal amount of the New 2008 Notes and New 2010 Notes, respectively. There also remains outstanding $0.3 million and $0.1 million of the Old 2008 Notes and Old 2010 Notes, respectively, as of December 31, 2007.

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

(In thousands, except share and per share data)

11. LONG-TERM DEBT (Continued)

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

(In thousands, except share and per share data)

11. LONG-TERM DEBT (Continued)

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

        The warrants have a strike price of $72.08. Of the total warrants outstanding as of December 31, 2007, 3,586,995 warrants expire on June 15, 2008, with the remaining 3,533,401 warrants expiring on June 15, 2010. The warrants are exercisable only on the respective expiration dates (European style) or upon the conversion of the notes, if earlier.

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

        In November 2002, in connection with our planned relocation to a new corporate headquarters, the PIDA Board authorized the forgiveness of the outstanding principal balance of $5.3 million due on a loan granted by PIDA in 1995, contingent upon the commencement of construction of a new headquarters facility in the Commonwealth of Pennsylvania no later than June 30, 2004 and our creation of a specified number of new jobs in the Commonwealth. At its meeting held June 8, 2004, the PIDA Board approved the extension of the construction deadline until December 31, 2005, subject to the requirement that, effective July 1, 2004, we must commence payment of interest only on the original loan. In January 2006, the PIDA Board voted to extend the deadline to December 31, 2007 for

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

11. LONG-TERM DEBT (Continued)

the job creation obligations, and eliminated the requirement to commence construction of a new headquarters facility by December 31, 2005. At a meeting held in September 2007, the PIDA Board determined to forgive the outstanding principal balance of the loan. As such, we recognized a $5.3 million gain on extinguishment of debt in the third quarter of 2007.

12. EARNINGS PER SHARE ("EPS")

        Basic income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted income per common share is computed based on the weighted average number of common shares outstanding and, if there is net income during the period, the dilutive impact of common stock equivalents outstanding during the period. Common stock equivalents are measured under the treasury stock method or "if converted" method, as follows:

  Treasury Stock Method:
  Employee stock options
  Restricted stock units
  Zero Coupon Convertible Notes issued in December 2004 (the "New Zero Coupon Notes")
  2.0% Notes
  Warrants

  "If-Converted" Method:
  2.5% Notes (outstanding through December 2006)
  Zero Coupon Convertible Notes issued in June 2003 (the "Old Zero Coupon Notes")

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

        We have entered into convertible note hedge and warrant agreements that, in combination, have the economic effect of reducing the dilutive impact of the 2.0% Notes and the New Zero Coupon Notes. SFAS No. 128, "Earnings Per Share" ("SFAS 128"), however, requires us to analyze separately the impact of the convertible note hedge and warrant agreements on diluted EPS. As a result, the purchases of the convertible note hedges are excluded because their impact will always be anti-dilutive. SFAS 128 further requires that the impact of the sale of the warrants be computed using the treasury stock method. For example, using the treasury stock method, if the average price of our stock during the period ended December 31, 2007 had been $75.00, $85.00 or $95.00, the shares from the warrants to be included in diluted EPS would have been 2.1 million, 5.0 million and 7.3 million shares, respectively. The total number of shares that could potentially be included under the warrants is 26.8 million.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

12. EARNINGS PER SHARE ("EPS") (Continued)

        The number of shares included in the diluted EPS calculation for the convertible subordinated notes and warrants for the years ended December 31:

(In thousands, except per share data)	2007*	2006		2005*
Average market price per share of Cephalon stock	$74.90	$66.05		$45.99
Shares included in diluted EPS calculation:
2.0% Notes	—	5,755		—
New Zero Coupon Notes	—	1,553		—
Warrants related to 2.0% Notes	—	—	†	—
Warrants related to New Zero Coupon Notes	—	—	†	—

Total (Treasury Stock Method)	—	7,308		—

Other ("If-Converted" Method)	—	124		—

Total	—	7,432		—

    *
    Since there was a net loss for the years ended December 31, 2007 and 2005, there is no impact from these notes or warrants on the number of diluted shares included in the diluted EPS calculation.

    †
    No shares are included because the average market price per share of our common stock did not exceed the warrant strike prices of the 2.0% and New Zero Coupon Notes.

        As of the filing date of this report, if our stock price continues to exceed the 2.0% Notes and New Zero Coupon Notes effective conversion prices and we have net income at March 31, 2008, the impact of the convertible notes and warrants will be included in the fully diluted EPS calculation.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

12. EARNINGS PER SHARE ("EPS") (Continued)

        The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted income (loss) per common share for the years ended December 31:

(In thousands, except per share data)	2007	2006	2005
Basic income (loss) per common share computation:
Numerator:
Net income (loss) used for basic income (loss) per common share	$(191,704)	$144,816	$(174,954)

Denominator:
Weighted average shares used for basic income (loss) per common share	66,597	60,507	58,051
Basic income (loss) per common share	$(2.88)	$2.39	$(3.01)

Diluted income (loss) per common share computation:
Numerator:
Net income (loss) used for basic income (loss) per common share	$(191,704)	$144,816	$(174,954)
Interest on convertible notes, net of tax	—	154	—

Net income (loss) used for diluted income (loss) per common share	$(191,704)	$144,970	$(174,954)

Denominator:
Weighted average shares used for basic income (loss) per common share	66,597	60,507	58,051
Effect of dilutive securities:
Convertible subordinated notes and warrants	—	7,432	—
Employee stock options and restricted stock units	—	1,733	—

Weighted average shares used for diluted income (loss) per common share	66,597	69,672	58,051

Diluted income (loss) per common share	$(2.88)	$2.08	$(3.01)

        The following reconciliation shows the shares excluded from the calculation of diluted income (loss) per common share as the inclusion of such shares would be anti-dilutive for the years ended December 31:

(In thousands)	2007	2006	2005
Weighted average shares excluded:
Convertible subordinated notes and warrants	35,042	26,821	3,454
Employee stock options and restricted stock units	2,888	2,693	8,827

	37,930	29,514	12,281

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

13. COMMITMENTS AND CONTINGENCIES

  Leases

        We lease certain of our offices and automobiles under operating leases in the United States and Europe that expire at various times through 2022. Lease expense under all operating leases totaled $22.7 million, $20.0 million and $16.0 million in 2007, 2006, and 2005, respectively.

        Estimated lease expense for each of the next five years as of December 31, 2007 is as follows:

2008	$22,398
2009	19,164
2010	14,202
2011	10,518
2012	9,286
2013 and thereafter	40,927

$116,495

  Cephalon Clinical Partners, L.P.

        In August 1992, we exclusively licensed our rights to MYOTROPHIN® (mecasermin) Injection for human therapeutic use within the United States, Canada and Europe to Cephalon Clinical Partners, L.P. ("CCP"). Development and clinical testing of MYOTROPHIN is performed on behalf of CCP under a research and development agreement with CCP.

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

  Legal Proceedings

  PROVIGIL Patent Litigation and Settlements

        In March 2003, we filed a patent infringement lawsuit against four companies—Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals, Inc., Ranbaxy Laboratories Limited and Barr Laboratories, Inc.—based upon the abbreviated new drug applications ("ANDA") filed by each of these

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

13. COMMITMENTS AND CONTINGENCIES (Continued)

firms with the FDA seeking approval to market a generic form of modafinil. The lawsuit claimed infringement of our U.S. Patent No. RE37,516 (the "'516 Patent") which covers the pharmaceutical compositions and methods of treatment with the form of modafinil contained in PROVIGIL and which expires on April 6, 2015. We believe that these four companies were the first to file ANDAs with Paragraph IV certifications and thus are eligible for the 180-day period of marketing exclusivity provided by the provisions of the Federal Food, Drug and Cosmetic Act. In early 2005, we also filed a patent infringement lawsuit against Carlsbad Technology, Inc. based upon the Paragraph IV ANDA related to modafinil that Carlsbad filed with the FDA.

        In late 2005 and early 2006, we entered into settlement agreements with each of Teva, Mylan, Ranbaxy and Barr; in August 2006, we entered into a settlement agreement with Carlsbad and its development partner, Watson Pharmaceuticals, Inc., which we understand has the right to commercialize the Carlsbad product if approved by the FDA. As part of these separate settlements, we agreed to grant to each of these parties a non-exclusive royalty-bearing license to market and sell a generic version of PROVIGIL in the United States, effective in April 2012, subject to applicable regulatory considerations. Under the agreements, the licenses could become effective prior to April 2012 only if a generic version of PROVIGIL is sold in the United States prior to this date.

        We also received rights to certain modafinil-related intellectual property developed by each party and in exchange for these rights, we agreed to make payments to Barr, Ranbaxy and Teva collectively totaling up to $136.0 million, consisting of upfront payments, milestones and royalties on net sales of our modafinil products. In order to maintain an adequate supply of the active drug substance modafinil, we entered into agreements with three modafinil suppliers whereby we will purchase an annual minimum amount of modafinil over a six year period that began in 2006, with the aggregate payments over this period totaling approximately $82.6 million.

        We filed each of the settlements with both the U.S. Federal Trade Commission (the "FTC") and the Antitrust Division of the DOJ as required by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Modernization Act"). The FTC conducted an investigation of each of the PROVIGIL settlements and, in February 2008, filed suit against us in U.S. District Court for the District of Columbia challenging the validity of the settlements and related agreements entered into by us with each of Teva, Mylan, Ranbaxy and Barr. The complaint alleges a violation of Section 5(a) of the Federal Trade Commission Act and seeks to permanently enjoin us from maintaining or enforcing these agreements. We believe the FTC complaint is without merit. While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

        We also are aware of numerous private antitrust complaints filed in the U.S. District Court for the Eastern District of Pennsylvania, each naming Cephalon, Barr, Mylan, Teva and Ranbaxy as co-defendants and claiming, among other things, that the PROVIGIL settlements violate the antitrust laws of the United States and, in some cases, certain state laws. All but one of these actions have been consolidated into a complaint on behalf of a class of direct purchasers of PROVIGIL and a separate complaint on behalf of a class of consumers and other indirect purchasers of PROVIGIL. A separate complaint filed by an indirect purchaser of PROVIGIL was filed in September 2007. The plaintiffs in

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

13. COMMITMENTS AND CONTINGENCIES (Continued)

all of these actions are seeking monetary damages and/or equitable relief. We moved to dismiss the class action complaints in November 2006.

        Separately, in June 2006, Apotex, Inc., a subsequent ANDA filer seeking FDA approval of a generic form of modafinil, filed suit against us, also in the U.S. District Court for the Eastern District of Pennsylvania, alleging similar violations of antitrust laws and state law. Apotex asserts that the PROVIGIL settlement agreements improperly prevent it from obtaining FDA approval of its ANDA, and seeks monetary and equitable remedies. Apotex also seeks a declaratory judgment that the '516 Patent is invalid, unenforceable and/or not infringed by its proposed generic. In late 2006, we filed a motion to dismiss the Apotex case, which is pending. Separately, we are seeking a judicial order in Canada to prevent regulatory approval of Apotex's generic modafinil tablets in Canada. We expect a decision by the Federal Court of Canada in this matter in the third quarter of 2008. We believe that the private antitrust complaints described in the preceding paragraph and the Apotex antitrust complaint are without merit. While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

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

  ACTIQ Patent Litigation and Settlement

        In early 2006, we settled with Barr our pending patent infringement dispute in the United States related to Barr's ANDA filed with the FDA seeking to sell a generic OTFC. Under the settlement, we granted to Barr an exclusive royalty bearing right to market and sell generic OTFC in the United States. The settlement with Barr related to ACTIQ has been filed with both the FTC and the DOJ as required by the Medicare Modernization Act. The FTC has requested from us, and we have provided, certain information in connection with its review of this settlement. The FTC, the DOJ, or a private party could challenge in an administrative or judicial proceeding the settlement with Barr if they believe that the agreement violates the antitrust laws.

  U.S. Attorney's Office and Connecticut Attorney General Investigations and Related Matters

        In early November 2007, we announced that we had reached an agreement in principle with the U.S. Attorney's Office ("USAO") in Philadelphia and the DOJ with respect to the USAO investigation that began in September 2004. The investigation was focused on our sales and promotional practices with respect to ACTIQ, GABITRIL and PROVIGIL. Under this agreement, we expect to pay $425.0 million as part of a comprehensive settlement of all Federal and related state Medicaid claims. In addition, we will agree to a single federal misdemeanor violation of the Federal Food, Drug and Cosmetic Act and will enter into a corporate integrity agreement with the Office of Inspector General of the U.S. Department of Health and Human Services. The terms described above are subject to negotiation and the execution of the final settlement and corporate integrity agreements. There can be no assurance that the settlement will be finalized on the terms outlined above.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

13. COMMITMENTS AND CONTINGENCIES (Continued)

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

        In late 2007, we were served with a series of putative class action complaints filed on behalf of entities that claim to have purchased ACTIQ for uses outside of the product's approved label in non-cancer patients. The complaints allege violations of various state consumer protection laws, as well as the violation of the common law of unjust enrichment, and seek an unspecified amount of money in actual, punitive and/or treble damages, with interest, and/or disgorgement of profits. We believe the allegations in the complaints are without merit, and we intend to vigorously defend ourselves in these matters and in any similar actions that may be filed in the future.

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

  Derivative Suit

        In January 2008, a purported stockholder of the company filed a derivative suit on behalf of Cephalon in the U.S. District Court for the District of Delaware naming each member of our Board of Directors as defendants. The suit alleges, among other things, that the defendants failed to exercise reasonable and prudent supervision over the management practices and controls of Cephalon, including with respect to the marketing and sale of ACTIQ, and in failing to do so, violated their fiduciary duties to the stockholders. The complaint seeks an unspecified amount of money damages, disgorgement of all compensation and other equitable relief. We believe the plaintiff's allegations in this matter are without merit and we intend to vigorously defend ourselves in this matter.

  DURASOLV

        In the third quarter of 2007, the U.S. Patent and Trademark Office ("PTO") notified us that, on re-examination, it has rejected the claims in the two U.S. patents for our DURASOLV ODT technology. We filed notices of appeal of the PTO's decisions in the fourth quarter of 2007. While we

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

13. COMMITMENTS AND CONTINGENCIES (Continued)

intend to vigorously defend these patents, these efforts, ultimately, may not be successful. The invalidity of the DURASOLV patents could have a material adverse impact on revenues from our drug delivery business.

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

  Other Commitments

        We have committed to make potential future "milestone" payments to third parties as part of our in-licensing and development programs primarily in the area of research and development agreements. Payments generally become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable, we have not recorded a liability on our balance sheet for any such contingencies. As of December 31, 2007, the potential milestone and other contingency payments due under current contractual agreements are $965.2 million.

        We have committed to make future minimum payments to third parties for certain raw material inventories. The minimum purchase commitments total $83.0 million as of December 31, 2007, the majority of which relate to modafinil and armodafinil.

14. INCOME TAXES

        In July 2006, the FASB issued FIN 48 which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, a company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based solely on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, we recognized a $33.9 million increase in the liability for unrecognized tax benefits. This increase in liability resulted in a decrease to the January 1, 2007 retained earnings balance in the amount of $7.2 million, a net reduction in deferred tax liabilities of $18.5 million and a net increase in deferred tax assets of $8.2 million. The amount of unrecognized tax benefits at December 31, 2007 is $79.6 million of which $27.8 million would impact our effective tax rate, if recognized. Interest expense related to income taxes is included in interest expense. Income tax penalties are included in tax expense. Interest expense related to unrecognized tax benefits for the year ended December 31, 2007 was $2.5 million and accrued interest expense as of December 31, 2007 was $3.9 million. Accrued tax penalties are not significant.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

14. INCOME TAXES (Continued)

        Unrecognized tax benefits for the year ended December 31:

2007
Unrecognized tax benefits upon adoption FIN 48 (Gross)	$50,551
Gross change for current year positions	15,890
Increase for prior period positions	15,348
Decrease for prior period positions	(2,196)
Decrease due to settlements and payments	—
Decrease due to statute expirations	—

Unrecognized tax benefits at December 31	$79,593

        The company does not believe that the total amount of unrecognized tax benefits will increase or decrease significantly over the next twelve months.

        The Internal Revenue Service ("IRS") currently is examining Cephalon, Inc.'s 2003, 2004 and 2005 federal income tax returns and we have recently extended the statute of limitations related to these years to June 30, 2009. We also remain open for examination by the IRS for 2006 and 2007. Cephalon France and Zeneus Pharma S.a.r.l. are under examination by the French Tax Authorities for 2004 and 2005, and 2003 and 2004, respectively. Cephalon Pharma Gmbh, in Germany, is under examination for 2000 to 2004. Our filings in the United Kingdom remain open to examination for 2006 and 2007. In other significant foreign jurisdictions, the tax years that remain open for potential examination range from 2000 to 2007. We do not believe at this time that the results of these examinations will have a material impact on the financial statements.

        In the regular course of business, various state and local tax authorities also conduct examinations of our state and local income tax returns. Depending on the state, state income tax returns are generally subject to examination for a period of three to five years after filing. The state impact of any federal changes from the 2003 to 2005 examinations remains subject to examination by various states for a period of up to one year after formal notification to the states. We currently have several state income tax returns in the process of examination.

        The components of income (loss) before income taxes for the years ended December 31:

	2007	2006	2005
United States	$(33,098)	$307,498	$(163,175)
Foreign	(35,321)	(69,244)	(81,943)

Total	$(68,419)	$238,254	$(245,118)

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

14. INCOME TAXES (Continued)

        The components of the provision (benefit) for income taxes for the years ended December 31:

	2007	2006	2005
Current taxes:
United States	$101,090	$61,182	$5,435
Foreign	19,497	4,679	3,685
State	3,656	(487)	(1,943)

	124,243	65,374	7,177

Deferred taxes:
United States	34,168	34,512	(23,287)
Foreign	(95,299)	(13,052)	(9,096)
State	1,684	(8,092)	994

	(59,447)	13,368	(31,389)
Change in valuation allowance	58,489	14,696	(45,952)

	(958)	28,064	(77,341)

Total	$123,285	$93,438	$(70,164)

        A reconciliation of the United States Federal statutory rate to our effective tax rate for the years ended December 31:

	2007	2006	2005
U.S. Federal statutory rate—expense (benefit)	(35.0)%	35.0%	(35.0)%
In-process research and development	—	—	18.6
Manufacturers' deduction	(9.3)	(0.8)	—
Meals and entertainment	4.2	1.0	0.6
Executive compensation	5.7	1.4	0.7
Other permanent book/tax differences	3.5	0.5	(0.3)
Revision of prior years' estimates	(15.9)	0.2	0.7
State income taxes, net of U.S. federal tax benefit	8.9	(2.2)	(0.7)
Tax rate differential & permanent items on foreign income	(93.2)	1.5	9.5
Change in valuation allowance	95.8	6.1	(18.8)
Research and development credit	(12.3)	(1.2)	(4.5)
Settlement reserve	217.6	—	—
Change in reserve for contingent liability	10.3	(2.6)	0.8
Other	(0.1)	0.3	(0.2)

Consolidated effective tax rate	180.2%	39.2%	(28.6)%

        For the year ended December 31, 2007, we recorded reserves totaling $425.0 million related to the resolution of the U.S. Attorney's investigation discussed in Note 13. At this time, we have not recognized a tax benefit for the settlement reserve due to the uncertainty associated with the tax treatment of the settlement.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

14. INCOME TAXES (Continued)

        Deferred income taxes reflect the tax effects of temporary differences between the bases of assets and liabilities recognized for financial reporting purposes and tax purposes, and net operating loss and tax credit carryforwards. Significant components of net deferred tax assets and deferred tax liabilities at December 31:

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$158,384	$114,557
Original issue discount	109,970	128,006
Capitalized research and development expenditures	11,081	17,042
Unrealized profit in inventory	55,844	25,560
Research and development tax credits	6,208	13,641
Acquired product rights and intangible assets	90,998	66,409
Reserves and accrued expenses	30,005	29,393
Alternative minimum tax credit carryforwards	13	4,492
Deferred revenue	1,259	1,186
Deferred compensation	8,736	4,219
SFAS 123(R) stock-based compensation expense	15,883	11,348
Deferred charges on convertible debentures	9,431	11,959
Accounts receivable discounts and allowance	28,174	29,160
Other, net	3,867	3,049

Total deferred tax assets	529,853	460,021
Valuation allowance	(132,949)	(78,043)

Net deferred tax assets	$396,904	$381,978

Deferred tax liabilities:
Acquired intangible assets from Group Lafon acquisition	$30,319	$33,878
Acquired intangible assets from CIMA LABS acquisition	28,250	32,157
Acquired intangible assets from CTI acquisition	14,586	16,471
Acquired intangible assets from Zeneus acquisition	49,034	54,936
Deferred revenue	1,816	1,772
Fixed assets	10,704	4,458
Other comprehensive income	206	6,079
Other	158	2,008

Total deferred tax liabilities	$135,073	$151,759

Net deferred tax assets	$261,831	$230,219

        In accordance with SFAS 109, the above overall net deferred tax assets for the year ended December 31, 2007 and 2006 are presented in the consolidated balance sheet as: current deferred tax assets, net; non-current deferred tax assets, net; and long-term deferred tax liabilities, net.

        At December 31, 2007, we had gross operating loss carryforwards for U.S. federal income tax purposes of $14.5 million and apportioned state gross operating losses of $537.6 million that expire in

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

14. INCOME TAXES (Continued)

varying years starting in 2008. We also have foreign gross operating losses of $443.9 million, of which $87.7 million will begin to expire in 2008 and $356.2 million may be carried forward with indefinite expiration dates. Federal and state research tax credits of $6.2 million are available to offset future tax liabilities and expire starting in 2008. The amount of U.S. federal net operating loss carryforwards that can be utilized in any one period will be limited by federal income tax regulations since a change in ownership as defined in Section 382 of the Internal Revenue Code occurred in the prior years. We do not believe that such limitation will have a material adverse impact on the utilization of the net operating loss carryforwards, but we do believe it will affect utilization of tax credit carryforwards.

        We believe that all of our domestic federal net operating loss carryforwards, portions of foreign operating loss carryforwards, domestic tax credits and certain other deferred tax assets are more likely than not to be recovered. The remaining deferred tax assets are offset by a valuation allowance of $132.9 million and $78.0 million at December 31, 2007 and 2006, respectively. This consists of certain state tax credits, existing and acquired state and foreign and state operating loss carryforwards that we believe are not more likely than not to be recovered. A portion of the remaining valuation allowance at December 31, 2007 in the amount of $28.2 million relates to acquired foreign net operating losses for which a reduction in goodwill will be recorded upon release of the associated valuation allowance. The change in the valuation allowance for the year ended December 31, 2007 of $54.9 million includes a $7.0 million decrease upon adoption of FIN 48 and $3.4 million increase due to currency translation adjustments.

        The tax benefits associated with employee exercises of non-qualified stock options and disqualifying dispositions of stock acquired with incentive stock options reduce taxes payable. Tax benefits of $13.6 million and $27.2 million associated with the exercise of employee stock options and other equity compensation were recorded to additional paid-in capital for the years ended December 31, 2007 and 2006, respectively.

        Our foreign subsidiaries had no unremitted earnings at December 31, 2007 and $1.8 million of unremitted earnings at December 31, 2006. To the extent a subsidiary has unremitted earnings, such amounts have been included in the consolidated financial statements without giving effect to deferred taxes since it is management's intent to reinvest such earnings in foreign operations.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

15. SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2007 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Statement of Operations Data:
Net sales	$439,497	$428,729	$435,194	$423,879
Gross profit	349,600	346,471	352,028	337,333
Net income (loss)	$44,182	$(306,763)	$(4,308)	$75,185

Basic income (loss) per common share	$0.66	$(4.58)	$(0.06)	$1.14

Weighted average number of common shares outstanding	67,187	66,931	66,445	65,806

Diluted income (loss) per common share	$0.56	$(4.58)	$(0.06)	$0.99

Weighted average number of common shares outstanding-assuming dilution	78,734	66,931	66,445	75,835

	2006 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Statement of Operations Data:
Net sales	$473,347	$470,513	$430,725	$345,587
Gross profit	385,176	387,353	341,211	267,648
Net income (loss)	$(4,909)	$95,741	$50,417	$3,567

Basic income (loss) per common share	$(0.08)	$1.58	$0.83	$0.06

Weighted average number of common shares outstanding	61,783	60,762	60,738	59,734

Diluted income (loss) per common share	$(0.08)	$1.43	$0.76	$0.05

Weighted average number of common shares outstanding—assuming dilution	61,783	67,072	66,654	73,508

        As part of our fiscal 2007 annual financial closing process, management determined that certain deferred tax assets were understated by $6.4 million, related to activity in 2006 and prior, and we recorded the additional deferred tax assets in the fourth quarter of 2007.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

16. SEGMENT INFORMATION

        Revenues by segment for the years ended December 31:

	2007			2006			2005
	United States	Europe	Total	United States	Europe	Total	United States	Europe	Total
Sales:
PROVIGIL	$801,639	$50,408	$852,047	$691,779	$43,052	$734,831	$475,557	$37,248	$512,805
GABITRIL	50,642	6,668	57,310	54,971	4,316	59,287	66,517	5,741	72,258

CNS	852,281	57,076	909,357	746,750	47,368	794,118	542,074	42,989	585,063
ACTIQ	199,407	40,665	240,072	550,390	27,252	577,642	394,676	17,102	411,778
Generic OTFC	129,033	—	129,033	54,801	—	54,801	—	—	—
FENTORA	135,136	—	135,136	29,250	—	29,250	—	—	—
AMRIX	8,401	—	8,401	—	—	—	—	—	—

Pain	471,977	40,665	512,642	634,441	27,252	661,693	394,676	17,102	411,778
Other	69,263	236,037	305,300	56,084	208,277	264,361	49,695	109,982	159,677

Total Sales	1,393,521	333,778	1,727,299	1,437,275	282,897	1,720,172	986,445	170,073	1,156,518
Other Revenues	40,149	5,190	45,339	35,399	8,498	43,897	47,587	7,787	55,374

Total External Revenues	1,433,670	338,968	1,772,638	1,472,674	291,395	1,764,069	1,034,032	177,860	1,211,892

Inter-Segment Revenues	26,092	100,992	127,084	14,806	88,879	103,685	12,372	85,705	98,077
Elimination of Inter-Segment Revenues	(26,092)	(100,992)	(127,084)	(14,806)	(88,879)	(103,685)	(12,372)	(85,705)	(98,077)

Total Revenues	$1,433,670	$338,968	$1,772,638	$1,472,674	$291,395	$1,764,069	$1,034,032	$177,860	$1,211,892

        Income (loss) before income taxes by segment for the years ended December 31:

	2007	2006	2005
United States	$(54,657)	$286,136	$(163,175)
Europe	(13,762)	(47,882)	(81,943)

Total	$(68,419)	$238,254	$(245,118)

        Long-lived assets by segment at December 31:

	2007	2006
United States	$1,364,098	$1,261,132
Europe	720,146	675,561

Total	$2,084,244	$1,936,693

        Total assets by segment at December 31:

	2007	2006
United States	$2,541,211	$2,075,530
Europe	965,058	969,967

Total	$3,506,269	$3,045,497

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

16. SEGMENT INFORMATION (Continued)

        Revenues and income (loss) before income taxes are attributed to geographic areas based on customer location. Income (loss) before income taxes exclude inter-segment transactions.

17. SUBSEQUENT EVENT

        On January 15, 2008, we announced a restructuring plan under which we intend to (i) transition manufacturing activities at our CIMA LABS INC. facility in Eden Prairie, Minnesota, to our recently expanded manufacturing facility in Salt Lake City, Utah, and (ii) consolidate at CIMA LABS's Brooklyn Park, Minnesota, facility certain drug delivery research and development activities currently performed in Salt Lake City. The transition of manufacturing activities and the closure of the Eden Prairie facility is expected to be completed within two to three years. The consolidation of drug delivery research and development activities at Brooklyn Park is expected to be completed in 2008. The plan is intended to increase efficiencies in manufacturing and research and development activities, reduce our cost structure and enhance competitiveness.

        As a result of this plan, we will incur certain costs associated with exit or disposal activities. As part of the plan, we estimate that approximately 90 jobs will be eliminated in total, with approximately 170 net jobs eliminated at CIMA LABS and approximately 80 net jobs added in Salt Lake City.

        The estimated pre-tax costs of the plan are expected to be approximately $34 million to $47 million in total, which will be recognized in 2008 through 2010. Approximately 60% of the total pre-tax costs are expected to be non-cash charges associated with accelerated depreciation of plant and equipment at the Eden Prairie facility. We estimate that the remaining 40% of the cumulative pre-tax costs will result in future cash outlays primarily related to severance costs and costs associated with the transfer of manufacturing technology.

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

(c) Attestation Report of the Registered Public Accounting Firm

        The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Part II, Item 8 of this Annual Report on Form 10-K and incorporated into this Item 9A by reference.

(d) Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

        The information required by Item 10 is incorporated herein by reference to the information contained under the caption "Proposal 1—Election of Directors" in our definitive proxy statement related to the 2008 annual meeting of stockholders.

Executive Officers

        The information concerning our executive officers required by this Item 10 is provided under the caption "Executive Officers of the Registrant" in Part I hereof.

Section 16(a) Beneficial Ownership Reporting Compliance

        The information concerning Section 16(a) Beneficial Ownership Reporting Compliance by our directors and executive officers is incorporated by reference to the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement related to the 2008 annual meeting of stockholders.

Code of Ethics

        The information concerning our Code of Ethics is incorporated by reference to the information contained under the caption "Governance of the Company—Does the Company have a "Code of Ethics'?" in our definitive proxy statement related to the 2008 annual meeting of stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated by reference to the information contained in our definitive proxy statement related to the 2008 annual meeting of stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated by reference to the information contained in our definitive proxy statement related to the 2008 annual meeting of stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is incorporated by reference to the information contained in our definitive proxy statement related to the 2008 annual meeting of stockholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 is incorporated by reference to the information contained in our definitive proxy statement related to the 2008 annual meeting of stockholders.

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

1.
FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

    Report of Management.

    Report of Independent Registered Public Accounting Firm.

    Consolidated Balance Sheets as of December 31, 2007 and 2006.

    Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005.

    Consolidated Statements of Stockholders' Equity for the years ended December 31, 2007, 2006 and 2005.

    Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

    Notes to Consolidated Financial Statements.

2.
FINANCIAL STATEMENT SCHEDULE

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
2.1
Agreement and Plan of Merger by and among Cephalon, Inc., Cepsal Acquisition Corp., Salmedix, Inc., David S. Kabakoff, Arnold L. Oronsky, and Paul Klingenstein dated May 12, 2005, filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2005.
2.2
Share Purchase Agreement dated as of December 5, 2005 between Cephalon, Inc., Cephalon International Holdings, Inc. and certain shareholders of Zeneus Holdings Limited, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on December 22, 2005.
3.1(a)	Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
3.1(b)	Certificate of Amendment of Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002.
3.1(c)	Certificate of Amendment of Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 17, 2007.
3.2	Bylaws of the Registrant, as amended and restated, filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed on October 21, 2005.
4.1	Specimen copy of stock certificate for shares of Common Stock of the Registrant, filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
4.2(a)	Second Amended and Restated Rights Agreement, dated October 27, 2003 between Cephalon, Inc. and StockTrans, Inc. as Rights Agent, filed as Exhibit 1 to the Company's Form 8-A/12G on October 27, 2003.
4.2(b)
Agreement of Appointment and Joinder and Amendment No. 1 to the Second Amended and Restated Rights Agreement, dated as of February 9, 2007, by and between Cephalon, Inc. and American Stock Transfer & Trust Company, as Rights Agent, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 13, 2007.
4.3(a)	Indenture dated as of June 11, 2003 between the Registrant and U.S. Bank National Association, filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003.
4.3(b)
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
4.4(a)	Indenture dated as of December 20, 2004 between the Registrant and U.S. Bank National Association, filed as Exhibit 4.l to the Company's Current Report on Form 8-K filed on December 21, 2004.

4.4(b)
Registration Rights Agreement, dated as of December 20, 2004, between Cephalon, Inc. and U.S. Bank, National Association, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 21, 2004.
4.5(a)
Indenture, dated June 7, 2005, between Cephalon, Inc. and U.S. Bank, National Association, as trustee, previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 8, 2005.
4.5(b)	Form of 2.00% convertible senior subordinated notes due 2015, previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on June 8, 2005.
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
*†10.1(c)	List of Executive Officers subject to the Form of Severance Agreement between Certain Executive Officers and the Company (see Exhibit 10.1(b) above).
†10.1(d)
Separation Agreement by and between Cephalon, Inc. and Paul Blake dated as of August 23, 2006, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2006.
†10.2(a)	Cephalon, Inc. 2005 Management Incentive Compensation Plan, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 8, 2005.
†10.2(b)	Cephalon, Inc. 2006 Management Incentive Compensation Plan, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 2, 2006.
†10.2(c)	Cephalon, Inc. 2007 Management Incentive Compensation Plan, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 13, 2007.
†10.2(d)	Cephalon, Inc. 2008 Management Incentive Compensation Plan, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 1, 2008.
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
†10.3(e)
Amendment 2007-1 to the Cephalon, Inc. 2000 Equity Compensation Plan for Employees and Key Advisors, effective as of February 8, 2007, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2007.

†10.3(f)
Cephalon, Inc. 1995 Equity Compensation Plan, as amended and restated, effective as of May 15, 2002, filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-106112) filed on June 13, 2003.
†10.3(g)
Amendment No. 2004-1 to the Cephalon, Inc. 1995 Equity Compensation Plan, effective as of May 13, 2004, filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-118611) filed on August 27, 2004.
†10.3(h)	Amendment No. 2006-1 to the Cephalon, Inc. 2004 Equity Compensation Plan, effective as of May 17, 2006, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 17, 2006.
†10.3(i)
Amendment 2007-1 to the Cephalon, Inc. 2004 Equity Compensation Plan, effective as of February 8, 2007, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2007.
†10.3(j)	Amendment 2007-2 to the Cephalon, Inc. 2004 Equity Compensation Plan, effective as of May 17, 2007, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 17, 2007.
†10.3(k)	Cephalon, Inc. 2004 Equity Compensation Plan—Employee Restricted Stock Grant Term Sheet, filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on December 17, 2004.
†10.3(l)
Cephalon, Inc. 2004 Equity Compensation Plan—Form of Non-Employee Director Non-Qualified Stock Option, filed as Exhibit 10.3(c) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
†10.3(m)
Cephalon, Inc. 2004 Equity Compensation Plan—Form of Employee Non-Qualified Stock Option, filed as Exhibit 10.3(d) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
†10.3(n)	Cephalon, Inc. 2004 Equity Compensation Plan—Form of Employee Incentive Stock Option, filed as Exhibit 10.3(e) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
†10.3(o)
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
†10.3(q)
Cephalon, Inc. 2004 Equity Compensation Plan—Form of Nonqualified Stock Option Agreement for Non-Employee Directors (For Grants Made On or After October 17, 2005) (Initial Grants Upon Joining Board), filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on October 21, 2005.
†10.3(r)
Cephalon, Inc. 2004 Equity Compensation Plan—Form of Nonqualified Stock Option Agreement for Non-Employee Directors (For Grants Made On or After October 17, 2005) (Annual Grants to Non-Employee Directors) filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on October 21, 2005.
†10.3(s)	Cephalon, Inc. Amended and Restated Non-Qualified Deferred Compensation Plan, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 7, 2005.

†10.4(a)
Summary of Agreement for Payment of Services between Cephalon, Inc. and its Board of Directors, dated May 18, 2005, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2005.
†10.4(b)
Summary of Oral Agreement for Payment of Services between Cephalon, Inc. and its Board of Directors, dated August 2, 2006, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 2, 2006.
10.5(a)
License Agreement, dated May 15, 1992 between Cephalon, Inc. and Kyowa Hakko Kogyo Co., Ltd., filed as Exhibit 10.6 to the Transition Report on Form 10-K for transition period January 1, 1991 to December 31, 1991, as amended by Amendment No. 1 filed on September 4, 1992 on Form 8.
10.5(b)
Letter agreement, dated March 6, 1995 amending the License Agreement between Cephalon, Inc. and Kyowa Hakko Kogyo Co., Ltd., filed as Exhibit 10.4(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
10.5(c)
Letter agreement, dated May 11, 1999 amending the License Agreement between Cephalon, Inc. and Kyowa Hakko Kogyo Co., Ltd., filed as Exhibit 10.4(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.(1)
10.6
Supply, Distribution and License Agreement, dated as of July 27, 1993 between Kyowa Hakko Kogyo Co., Ltd. and Cephalon, Inc., filed as Exhibit 10.3 to the Company's Registration Statement on Form S-3 (Registration No. 33-73896) filed on January 10, 1994.(1)
10.7(a)
License and Supply Agreement dated July 7, 2004 between Barr Laboratories, Inc. and Cephalon, Inc., filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004(1)
10.7(b)
Amendment No. 1 to the License and Supply Agreement between Barr Laboratories, Inc. and Cephalon, Inc. dated July 9, 2004, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.8
Decision and Order of the Federal Trade Commission in the matter of Cephalon, Inc. and CIMA LABS INC. dated August 9, 2004, filed as Exhibit 10.1(c) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.9
Acquisition Agreement by and among Cell Therapeutics, Inc., CTI Technologies, Inc. and Cephalon, Inc. dated June 10, 2005, incorporated by reference from Exhibit 10.1 to Cell Therapeutics' Current Report on Form 8-K filed on June 14, 2005.
10.10(a)
License and Collaboration Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of June 23, 2005, filed as Exhibit 10.5(a) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2005.(1)
10.10(b)	Supply Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of June 23, 2005, filed as Exhibit 10.5(b) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2005.(1)
10.10(c)
Amendment to the Supply Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of December 21, 2006, filed as Exhibit 10.13(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.(1)

10.10(d)
Amendment to the License and Collaboration Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of December 21, 2006, filed as Exhibit 10.13(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.(1)
10.11(a)
Office Lease between The Multi-Employer Property Trust and Cephalon, Inc. dated January 14, 2004, filed as Exhibit 10.20(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.(1)
10.11(b)
First Amendment to Lease, entered into as of May 11, 2006, by and between the NewTower Trust Company Multi-Employer Property Trust (f/k/a the Multi-Employer Property Trust), and Cephalon, Inc., filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2006.(2)
10.11(c)
Consent to Sublease between The Multi-Employer Property Trust, Systems & Computer Technology Corporation and Cephalon, Inc. dated April 2, 2004, filed as Exhibit 10.20(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.(1)
10.12(a)
Wiley Post Plaza Lease, dated December 7, 1994 between Anesta Corp. and Asset Management Services, filed as Exhibit 10.13 to Anesta Corp.'s Annual Report on Form 10-K (File No. 0-23160) for the year ended December 31, 1994.
10.12(b)
Amendment No. 1 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated October 26, 1996, filed as Exhibit 10.11(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.
10.12(c)
Amendment No. 2 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated January 7, 1997, filed as Exhibit 10.11(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.
10.12(d)
Amendment No. 3 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated September 30, 1998, filed as Exhibit 10.11(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.
10.12(e)
Amendment No. 4 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated February 29, 2000, filed as Exhibit 10.11(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.
10.12(f)
Amendment No. 5 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated July 20, 2001, filed as Exhibit 10.11(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.
10.12(g)
Amendment No. 6 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated July 20, 2001, filed as Exhibit 10.11(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.
10.12(h)
Amendment No. 7 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated July 20, 2001, filed as Exhibit 10.11(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.
10.12(i)
Amendment No. 8 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated October 14, 2002, filed as Exhibit 10.11(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

10.12(j)
Amendment No. 9 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated May 15, 2003, filed as Exhibit 10.11(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.(1)
10.12(k)
Amendment No. 10 to Wiley Post Plaza Lease between Anesta Corp. and Wiley Post Plaza, L.C. dated June 24, 2004, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004.(1)
10.13(a)
Amended and Restated Agreement of Limited Partnership, dated as of June 22, 1992 by and among Cephalon Development Corporation, as general partner, and each of the limited partners of Cephalon Clinical Partners, L.P., filed as Exhibit 10.1 to the Company's Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.
10.13(b)
Amended and Restated Product Development Agreement, dated as of August 11, 1992 between Cephalon, Inc. and Cephalon Clinical Partners, L.P., filed as Exhibit 10.2 to the Company's Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.
10.13(c)
Purchase Agreement, dated as of August 11, 1992 by and between Cephalon, Inc. and each of the limited partners of Cephalon Clinical Partners, L.P., filed as Exhibit 10.3 to the Company's Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.
10.13(d)
Pledge Agreement, dated as of August 11, 1992 by and between Cephalon, Inc. and Cephalon Clinical Partners, L.P., filed as Exhibit 10.8 to the Company's Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.
10.13(e)
Promissory Note, dated as of August 11, 1992 issued by Cephalon Clinical Partners, L.P. to Cephalon, Inc., filed as Exhibit 10.9 to the Company's Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.
10.13(f)
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
10.14(d)
Termination of Letter Agreement dated July 22, 2005, between Credit Suisse First Boston International and Cephalon, Inc., filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2005.

10.15(a)	Five Year Warrant, dated June 6, 2003, between the Company and Credit Suisse First Boston International filed as Exhibit 99.d(3) to the Company's Schedule TO-I dated November 16, 2004.
10.15(b)	Seven Year Warrant, dated June 6, 2003, between the Company and Credit Suisse First Boston International filed as Exhibit 99.d(4) to the Company's Schedule TO-I dated November 16, 2004.
10.15(c)
Five Year Convertible Note Hedge, dated December 3, 2004, between the Company and Credit Suisse First Boston International, filed as Exhibit 99.d(5) to the Company's Schedule TO-I/A dated December 14, 2004.
10.15(d)
Seven Year Convertible Note Hedge, dated December 3, 2004, between the Company and Credit Suisse First Boston International, filed as Exhibit 99.d(6) to the Company's Schedule TO-I/A dated December 14, 2004.
10.15(e)
Amendment to Five Year Warrant, dated December 13, 2006, between the Company and Credit Suisse International (f/k/a Credit Suisse First Boston International) filed as Exhibit 10.19(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.
10.15(f)
Amendment to Seven Year Warrant, dated December 13, 2006, between the Company and Credit Suisse International (f/k/a Credit Suisse First Boston International) filed as Exhibit 10.19(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.
10.15(g)
Form of Five Year Convertible Note Hedge Amendment, dated December 13, 2006, between the Company and Credit Suisse International (f/k/a Credit Suisse First Boston International) filed as Exhibit 10.19(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.
10.15(h)
Form of Seven Year Convertible Note Hedge Amendment, dated December 13, 2006, between the Company and Credit Suisse International (f/k/a Credit Suisse First Boston International) filed as Exhibit 10.19(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.
10.16(a)	Convertible Note Hedge Confirmation, dated as of June 2, 2005, between the Company and Deutsche Bank AG, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 8, 2005.
10.16(b)	Warrant Confirmation, dated as of June 2, 2005, between the Company and Deutsche Bank AG, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 8, 2005.
10.16(c)
Amendment to Hedge Confirmation dated as of June 2, 2005 by and among the Company, Deutsche Bank AG, New York and Deutsche Bank AG, London, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 7, 2005.
10.16(d)
Hedge Confirmation dated as of June 28, 2005 by and among the Company, Deutsche Bank AG, New York and Deutsche Bank AG, London, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 7, 2005.
10.16(e)
Amendment to Warrant Confirmation dated as of June 2, 2005 by and among the Company, Deutsche Bank AG, New York and Deutsche Bank AG, London, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 7, 2005.

10.16(f)
Termination and Assignment Agreement, dated as of December 19, 2006, between Deutsche Bank AG and Cephalon, Inc., filed as Exhibit 10.20(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.
10.17(a)
Agreement dated as of December 8, 2005 by and between Cephalon, Inc., Teva Pharmaceutical Industries Ltd., and Teva Pharmaceuticals USA, Inc., filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005.(1)
10.17(b)
Settlement Agreement dated as of December 22, 2005 by and between Cephalon, Inc. and Ranbaxy Laboratories Limited., filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005.(1)
10.17(c)
Settlement Agreement dated January 9, 2006 by and between the Company and Mylan Pharmaceuticals Inc., filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2006.(1)
10.17(d)
Provigil Settlement Agreement dated February 1, 2006 by and between the Company and Barr Laboratories, Inc., filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2006.(1)
10.17(e)
Modafinil License and Supply Agreement dated as of February 1, 2006 by and between the Company and Barr Laboratories, Inc., filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2006.(1)
10.17(f)
Actiq Settlement Agreement dated February 1, 2006 by and among the Company, the University of Utah Research Foundation and Barr Laboratories, Inc., filed as Exhibit 10.4 to the Company' Quarterly Report on Form 10-Q for the period ended March 31, 2006.(1)
10.18(g)
Actiq Supplemental License and Supply Agreement dated as of February 1, 2006 by and between the Company and Barr Laboratories, Inc., filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2006.(1)
10.18(h)
Settlement and License Agreement dated August 2, 2006 by and between the Company, Carlsbad Technology, Inc. and Watson Pharmaceuticals, Inc., filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2006.(1)
10.19(a)	Form of Aircraft Time Share Agreement between Cephalon, Inc. and certain executive officers, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 6, 2006.
10.19(b)
Amendment to the Second Amended and Restated Timesharing Agreement between Cephalon, Inc. and Frank Baldino, Jr., Ph.D. dated April 4, 2007, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2007.
10.20
Co-Promotion Agreement dated as of June 12, 2006 by and between the Company and Takeda Pharmaceuticals North America, Inc., filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2006.(1)
10.21
Asset Purchase Agreement by and between Anesta AG and E. Claiborne Robins Company, Inc., dated as of August 23, 2007, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2007.(2)
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

        ABELCET, ACTIQ, AMRIX, DURASOLV, FENTORA, FONZYLANE, GABITRIL, LOPERAMIDE LYOC, MODIODAL, MYOCET, MYOTROPHIN, NUVIGIL, ORASOLV, ORAVESCENT, PARALYOC, PROVIGIL, PROXALYOC, SPARLON, SPASFON, SPASFON LYOC, TREANDA, TRISENOX and VIGIL are trademarks or registered trademarks of Cephalon, Inc. or its subsidiaries. All other brands and names used herein are trademarks of their respective owners.

CEPHALON, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Year Ended December 31,	Balance at Beginning of the Year	Additions (Deductions)(1)	Other Additions (Deductions)(2)	Balance at End of the Year
Reserve for sales discounts, returns and allowances:
2007	$84,980	$214,302	$(210,191)	$89,091
2006	$72,935	$171,293	$(159,248)	$84,980
2005	$42,092	$179,099	$(148,256)	$72,935
Reserve for inventories:
2007	$13,100	$13,213	$(17,963)	$8,350
2006	$2,265	$20,855	$(10,020)	$13,100
2005	$1,909	$758	$(402)	$2,265
Reserve for income tax valuation allowance:
2007	$78,043	$58,489	$(3,583)	$132,949
2006	$76,840	$14,696	$(13,493)	$78,043
2005	$49,895	$(45,952)	$72,897	$76,840

(1)
Amounts represent charges and reductions to expenses and revenue.

(2)
Amounts represent utilization and adjustments of balance sheet reserve accounts.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2008

CEPHALON, INC.
By:	/s/ FRANK BALDINO, JR. Frank Baldino, Jr., Ph.D. Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK BALDINO, JR. Frank Baldino, Jr., Ph.D.	Chairman and Chief Executive Officer (Principal executive officer)	February 28, 2008
/s/ J. KEVIN BUCHI J. Kevin Buchi	Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)	February 28, 2008
/s/ WILLIAM P. EGAN William P. Egan	Director	February 28, 2008
/s/ MARTYN D. GREENACRE Martyn D. Greenacre	Director	February 28, 2008
/s/ VAUGHN M. KAILIAN Vaughn M. Kailian	Director	February 28, 2008
/s/ KEVIN E. MOLEY Kevin E. Moley	Director	February 28, 2008
/s/ CHARLES A. SANDERS, M.D. Charles A. Sanders, M.D.	Director	February 28, 2008
/s/ GAIL R. WILENSKY, PH.D. Gail R. Wilensky, Ph.D.	Director	February 28, 2008
/s/ DENNIS L. WINGER Dennis L. Winger	Director	February 28, 2008

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
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
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF MANAGEMENT
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CEPHALON, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
CEPHALON, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS (In thousands, except per share data)
CEPHALON, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands, except share data)
CEPHALON, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
CEPHALON, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share data)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
CEPHALON, INC. AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (In thousands)
SIGNATURES