Form 10-Q
period 2008-03-31
CEPHALON INC
filed 2008-05-07
CIK 873364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2008
Common Stock, par value $.01	67,743,407 Shares

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical facts or statements of current condition, this report and the documents into which this report is and will be incorporated contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements contained in this report or incorporated herein by reference constitute our expectations or forecasts of future events as of the date this report was filed with the Securities and Exchange Commission and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. In particular, these forward-looking statements include, among others, statements about:

•      our dependence on sales of PROVIGIL® (modafinil) Tablets [C-IV] in the United States and the market prospects and future marketing efforts for PROVIGIL, FENTORA® (fentanyl buccal tablet) [C-II], AMRIX® (cyclobenzaprine hydrochloride extended-release capsules), TREANDA® (bendamustine hydrochloride) and VIVITROL® (naltrexone for extended-release injectable suspension);

•      any potential approval of our product candidates, including with respect to any expanded indications for NUVIGIL® (armodafinil) Tablets [C-IV] , FENTORA and/or TREANDA;

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

•      the ongoing investigation by and discussions with the Office of the Connecticut Attorney General and the ultimate resolution or settlement of this matter or any similar matters;

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

•      our ability to obtain regulatory approvals to sell our product candidates, including any additional future indications for FENTORA, NUVIGIL and TREANDA, and to launch such products or indications successfully;

•      scientific or regulatory setbacks with respect to research programs, clinical trials, manufacturing activities and/or our existing products;

•      the timing and unpredictability of regulatory approvals;

ii

•      unanticipated cash requirements to support current operations, expand our business or incur capital expenditures;

•      the inability to adequately protect our key intellectual property rights;

•      the loss of key management or scientific personnel;

•      the activities of our competitors in the industry;

•      regulatory, legal or other setbacks with respect to the agreement in principle with the U.S. Attorney’s Office, the proposed settlement and corporate integrity agreements related thereto, the ongoing investigations by the Connecticut and Massachusetts Attorneys General, our settlements of the PROVIGIL patent litigation and the ongoing litigation related to such settlements;

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

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$855,846	$818,669
Investments	—	7,596
Receivables, net	295,035	276,776
Inventory, net	117,726	99,098
Deferred tax assets, net	150,456	176,619
Other current assets	41,828	43,267
Total current assets	1,460,891	1,422,025

PROPERTY AND EQUIPMENT, net	509,933	500,396
GOODWILL	486,865	476,515
INTANGIBLE ASSETS, net	822,342	817,828
DEFERRED TAX ASSETS, net	172,162	141,752
OTHER ASSETS	155,227	147,753
	$3,607,420	$3,506,269

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,037,163	$1,237,169
Accounts payable	94,547	91,437
Accrued expenses	665,746	677,184
Total current liabilities	1,797,456	2,005,790

LONG-TERM DEBT	203,317	3,788
DEFERRED TAX LIABILITIES, net	75,860	56,540
OTHER LIABILITIES	143,020	138,084
Total liabilities	2,219,653	2,204,202

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 2,500,000 shares issued, and none outstanding	—	—
Common stock, $0.01 par value, 400,000,000 and 200,000,000 shares authorized, 70,079,912 and 69,956,790 shares issued, and 67,726,932 and 67,604,187 shares outstanding	701	700
Additional paid-in capital	1,951,294	1,934,965
Treasury stock, at cost, 2,352,980 and 2,352,603 shares	(158,197)	(158,173)
Accumulated deficit	(585,277)	(624,128)
Accumulated other comprehensive income	179,246	148,703
Total stockholders’ equity	1,387,767	1,302,067
	$3,607,420	$3,506,269

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2008	2007
REVENUES:
Sales	$433,897	$423,879
Other revenues	9,322	13,155
	443,219	437,034

COSTS AND EXPENSES:
Cost of sales	89,916	86,546
Research and development	81,435	83,958
Selling, general and administrative	198,984	152,454
Restructuring charges	3,911	—
Acquired in-process research and development	10,000	—
	384,246	322,958

INCOME FROM OPERATIONS	58,973	114,076

OTHER INCOME (EXPENSE):
Interest income	6,601	6,576
Interest expense	(8,994)	(4,595)
Other income, net	5,315	2,756
	2,922	4,737

INCOME BEFORE INCOME TAXES	61,895	118,813

INCOME TAX EXPENSE	23,044	43,628

NET INCOME	$38,851	$75,185

BASIC INCOME PER COMMON SHARE	$0.57	$1.14

DILUTED INCOME PER COMMON SHARE	$0.52	$0.99

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	67,665	65,806

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING— ASSUMING DILUTION	74,286	75,835

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

									Accumulated
					Additional				Other
	Comprehensive		Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Income (Loss)	Total	Shares	Amount	Capital	Shares	Amount	Deficit	Income
BALANCE, JANUARY 1, 2008		$1,302,067	69,956,790	$700	$1,934,965	2,352,603	$(158,173)	$(624,128)	$148,703
Net income	$38,851	38,851						38,851
Foreign currency translation gain	30,572
Prior service costs and gains on retirement-related plans	(29)
Other comprehensive income	30,543	30,543							30,543
Comprehensive income	$69,394
Issuance of common stock upon conversion of convertible notes		—	149	—
Stock options exercised		5,277	121,723	1	5,276
Tax benefit from equity compensation		234			234
Stock-based compensation expense		10,950	1,250	—	10,950
Treasury stock acquired		(24)				377	(24)
Other		(131)			(131)
BALANCE, MARCH 31, 2008		$1,387,767	70,079,912	$701	$1,951,294	2,352,980	$(158,197)	$(585,277)	$179,246

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,851	$75,185
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	6,141	11,629
Shortfall tax benefits from stock-based compensation	—	(83)
Depreciation and amortization	41,577	30,592
Amortization of debt issuance costs	60	60
Stock-based compensation expense	10,950	11,699
Loss on disposals of property and equipment	252	—
Changes in operating assets and liabilities:
Receivables	(11,126)	(36,850)
Inventory	(9,567)	(14,585)
Other assets	(7,961)	(12,523)
Accounts payable, accrued expenses and deferred revenues	(18,572)	(9,160)
Other liabilities	13,639	2,584
Net cash provided by operating activities	64,244	58,548

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(18,295)	(21,384)
Acquisition of intangible assets	(25,046)	—
Sales and maturities of available-for-sale investments	7,596	18,023
Purchases of available-for-sale investments	—	(4,786)
Net cash used for investing activities	(35,745)	(8,147)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of common stock options	5,277	17,479
Windfall tax benefits from stock-based compensation	234	1,431
Acquisition of treasury stock	(24)	(128)
Payments on and retirements of long-term debt	(1,029)	(953)
Net cash provided by financing activities	4,458	17,829

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	4,220	2,688

NET INCREASE IN CASH AND CASH EQUIVALENTS	37,177	70,918

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	818,669	496,512

CASH AND CASH EQUIVALENTS, END OF PERIOD	$855,846	$567,430

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which includes audited financial statements as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full year.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements.  In February 2008, the FASB issued two final staff positions (“FSP”) amending SFAS 157.  FSP SFAS 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases and its related interpretive accounting pronouncements that address leasing transactions.   FSP SFAS 157-2 delays the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  We adopted SFAS 157 on January 1, 2008, except for the items covered by FSP SFAS 157-2.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritize the inputs used in measuring fair value as follows:

•                  Level 1: Observable inputs such as quoted prices in active markets for identical assets and liabilities;

•                  Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•                  Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Our available-for-sale securities are reported at fair value on our consolidated balance sheet based on quoted prices in active markets for identical assets (Level 1).

In November 2007, the EITF reached a final consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF 07-1”).  EITF 07-1 defines collaborative arrangements and establishes accounting and financial statement disclosure requirements for such arrangements.  EITF 07-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  Adoption is on a retrospective basis to all prior periods presented for all collaborative arrangements existing as of the effective date.  We are currently evaluating the impact of EITF 07-1 adoption on our consolidated financial statements.

                In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”).  SFAS 141(R) will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141(R), changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is not permitted. The effect of SFAS 141(R) on our consolidated financial statements will be dependent on the nature and terms of any business combinations that occur after its effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).  SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  We do not expect the adoption of SFAS 160 to have a significant impact on our consolidated financial statements unless a future transaction results in a noncontrolling interest in a subsidiary.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  The new standard is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements.  The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  We do not expect the adoption of SFAS 161 to have a significant impact on our consolidated financial statements as we do not currently have any derivatives within the scope of SFAS 161.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The FSP is intended to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles.  The new standard is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  We are currently evaluating the impact of FSP FAS 142-3 adoption on our consolidated financial statements.

2.  RESTRUCTURING

On January 15, 2008, we announced a restructuring plan under which we intend to (i) transition manufacturing activities at our CIMA LABS INC. (“CIMA”) in Eden Prairie, Minnesota, to our recently expanded manufacturing facility in Salt Lake City, Utah, and (ii) consolidate at CIMA’s Brooklyn Park, Minnesota, facility certain drug delivery research and development activities currently performed in Salt Lake City. The transition of manufacturing activities and the closure of the Eden Prairie facility are expected to be completed within two to three years.  The consolidation of drug delivery research and development activities at Brooklyn Park is expected to be completed in 2008.  The plan is intended to increase efficiencies in manufacturing and research and development activities, reduce our cost structure and enhance competitiveness.

As a result of this plan, we will incur certain costs associated with exit or disposal activities.  As part of the plan, we estimate that approximately 90 jobs will be eliminated in total, with approximately 170 net jobs eliminated at CIMA and approximately 80 net jobs added in Salt Lake City.

The total estimated pre-tax costs of the plan are as follows:

Severance costs	$14-16 million
Manufacturing and personnel transfer costs	$7- 8 million
Total	$21-24 million

The estimated pre-tax costs of the plan are expected to be recognized in 2008 through 2011 and are included in the United States segment.  In addition to the costs described above, we expect to recognize pre-tax, non-cash charges of approximately $18 million to $22 million associated with accelerated depreciation of plant and equipment at the Eden Prairie facility.

Total charges related to the restructuring plan recognized in the consolidated statement of operations and included in the United States segment are as follows:

March 31, 2008
Severance costs	$3,808
Manufacturing and personnel transfer costs	103
Total restructuring charges	$3,911

Summary of charges and spending related to the restructuring plan:

Restructuring reserves as of January 1, 2008	$—
Expenses	3,911
Payments	109
Restructuring reserves as of March 31, 2008	$3,802

3.  STOCK-BASED COMPENSATION

Total stock-based compensation expense recognized in the consolidated statement of operations is as follows:

	Three months ended March 31,
	2008	2007
Stock option expense	$6,050	$7,359
Restricted stock unit expense	4,900	4,340
Total stock-based compensation*	$10,950	$11,699
Total stock-based compensation expense after-tax	$6,873	$7,405

* For each period presented, total stock-based compensation expense was recognized equally between research and development and selling, general and administrative expenses based on the employees’ compensation allocation between these line items.

4.  ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSE

For the three months ended March 31, 2008, we recorded acquired in-process research and development expense of $10.0 million related to our license of technology in the field of oncology, not yet approved by the FDA.

5.  INVENTORY, NET

Inventory, net consisted of the following:

	March 31, 2008
	Commercial	Pre-approval	Total
Raw materials	$28,711	$—	$28,711
Work-in-process	36,720	—	36,720
Finished goods	52,295	—	52,295
Total inventory, net	$117,726	$—	$117,726

Inventory, net included in other assets	$125,855	$—	$125,855

	December 31, 2007
	Commercial	Pre-approval	Total
Raw materials	$28,395	$—	$28,395
Work-in-process	24,053	367	24,420
Finished goods	46,283	—	46,283
Total inventory, net	$98,731	$367	$99,098

Inventory, net included in other assets	$119,978	$—	$119,978

We have capitalized inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value.  At December 31, 2007, we had $0.4 million of capitalized inventory costs related to TREANDA included in inventory.  In March 2008, we secured final FDA approval of TREANDA, which was launched in the United States in April 2008.

In June 2007, we secured final FDA approval of NUVIGIL.  However, as we do not presently intend to launch NUVIGIL commercially until around 2010, we have included net NUVIGIL inventory balances of $125.9 million and $120.0 million at March 31, 2008 and December 31, 2007, respectively, in other assets, rather than inventory.

6.  GOODWILL

Goodwill consisted of the following:

	United States	Europe	Total
December 31, 2007	$266,393	$210,122	$476,515
Release of pre-acquisition tax valuation allowance	—	(416)	(416)
Foreign currency translation adjustment	—	10,766	10,766
March 31, 2008	$266,393	$220,472	$486,865

7.  INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

		March 31, 2008			December 31, 2007
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Modafinil developed technology	15 years	$99,000	$41,250	$57,750	$99,000	$39,600	$59,400
DURASOLV technology	14 years	70,000	17,652	52,348	70,000	16,435	53,565
ACTIQ marketing rights	10-12 years	83,454	48,046	35,408	83,454	46,183	37,271
GABITRIL product rights	9-15 years	107,441	56,605	50,836	107,215	54,636	52,579
TRISENOX product rights	8-13 years	113,884	25,041	88,843	113,836	22,749	91,087
VIVITROL product rights	15 years	110,000	14,667	95,333	110,000	12,833	97,167
AMRIX product rights	5 years	99,303	10,856	88,447	99,257	6,204	93,053
MYOCET trademark	20 years	195,971	22,048	173,923	194,653	19,465	175,188
Other product rights	5-20 years	305,907	126,453	179,454	269,956	111,438	158,518
		$1,184,960	$362,618	$822,342	$1,147,371	$329,543	$817,828

Intangible assets are amortized over their estimated useful economic life using the straight line method. Amortization expense was $26.2 million and $21.0 million for the three months ended March 31, 2008 and 2007, respectively.

8.  LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
	2008	2007
2.0% convertible senior subordinated notes due June 1, 2015	$820,000	$820,000
Zero Coupon convertible subordinated notes first putable June 2008	213,812	213,564
Zero Coupon convertible subordinated notes first putable June 2010	199,919	199,806
Mortgage and building improvement loans	1,952	2,165
Capital lease obligations	2,561	2,841
Other	2,236	2,581
Total debt	1,240,480	1,240,957
Less current portion	(1,037,163)	(1,237,169)
Total long-term debt	$203,317	$3,788

Our convertible notes will be classified as current liabilities and presented in current portion of long-term debt on our consolidated balance sheet if our stock price is above the restricted conversion prices of $56.04 or $67.80 with respect to the 2.0% convertible senior subordinated notes due June 1, 2015 (the “2.0% Notes”) or the 2010 Zero Coupon Notes, respectively at the balance sheet date. At March 31, 2008, our stock price was $64.40, and, therefore, the 2.0% Notes are considered to be current liabilities and are presented in current portion of long-term debt on our consolidated balance sheet.  In addition, our 2008 Zero Coupon Notes are considered to be current liabilities based on their June 15, 2008 put date.  At December 31, 2007, our stock price was $71.76, and, therefore, all of our convertible notes are presented in the current portion of long-term debt on our consolidated balance sheet.

In the event that a significant conversion did occur, we believe that we have the ability to fund the payment of principal amounts due through a combination of utilizing our existing cash on hand, raising money in the capital markets or selling our note hedge instruments for cash.

9.  LEGAL PROCEEDINGS

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

We also received rights to certain modafinil-related intellectual property developed by each party and in exchange for these rights, we agreed to make payments to Barr, Ranbaxy and Teva collectively totaling up to $136.0 million, consisting of upfront payments, milestones and royalties on net sales of our modafinil products. In order to maintain an adequate supply of the active drug substance modafinil, we entered into agreements with three modafinil suppliers whereby we have agreed to purchase an annual minimum amount of modafinil over a six year period that began in 2006, with the aggregate payments over this period totaling approximately $82.6 million.

We filed each of the settlements with both the U.S. Federal Trade Commission (the “FTC”) and the Antitrust Division of the DOJ as required by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”). The FTC conducted an investigation of each of the PROVIGIL settlements and, in February 2008, filed suit against us in U.S. District Court for the District of Columbia challenging the validity of the settlements and related agreements entered into by us with each of Teva, Mylan, Ranbaxy and Barr.  We filed a motion to transfer the case to the U.S. District Court for the Eastern District of Pennsylvania, which was granted in April 2008.  The complaint alleges a violation of Section 5(a) of the Federal Trade Commission Act and seeks to permanently enjoin us from maintaining or enforcing these agreements and from engaging in similar conduct in the future.  We believe the FTC complaint is without merit and we have filed a motion to dismiss the case.  While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

We also are aware of numerous private antitrust complaints filed in the U.S. District Court for the Eastern District of Pennsylvania, each naming Cephalon, Barr, Mylan, Teva and Ranbaxy as co-defendants and claiming, among other things, that the PROVIGIL settlements violate the antitrust laws of the United States and, in some cases, certain state laws.  These actions have been consolidated into a complaint on behalf of a class of direct purchasers of PROVIGIL and a separate complaint on behalf of a class of consumers and other indirect purchasers of PROVIGIL. A separate complaint filed by an indirect purchaser of PROVIGIL was filed in September 2007. The plaintiffs in all of these actions are seeking monetary damages and/or equitable relief. We moved to dismiss the class action complaints in November 2006 and those motions are still pending.

Separately, in June 2006, Apotex, Inc., a subsequent ANDA filer seeking FDA approval of a generic form of modafinil, filed suit against us, also in the U.S. District Court for the Eastern District of Pennsylvania, alleging similar violations of antitrust laws and state law. Apotex asserts that the PROVIGIL settlement agreements improperly prevent it from obtaining FDA approval of its ANDA, and seeks monetary and equitable remedies. Apotex also seeks a declaratory judgment that the ‘516 Patent is invalid, unenforceable and/or not infringed by its proposed generic. In late 2006, we filed a motion to dismiss the Apotex case, which is pending.  Separately, in April 2008, the Federal Court of Canada has dismissed our application to prevent regulatory approval of Apotex’s generic modafinil tablets in Canada.  If Apotex ultimately launches its generic modafinil tablets in Canada, we intend to initiate a patent infringement lawsuit against Apotex at that time. We believe that the private antitrust complaints described in the preceding paragraph and the Apotex antitrust complaint are without merit. While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

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

U.S. Attorney’s Office and Connecticut Attorney General Investigations and Related Matters

In early November 2007, we announced that we had reached an agreement in principle with the U.S. Attorney’s Office (“USAO”) in Philadelphia and the DOJ with respect to the USAO investigation that began in September 2004.  The investigation was focused on our sales and promotional practices with respect to ACTIQ, GABITRIL and PROVIGIL.  Under this agreement, we expect to pay $425.0 million, plus interest, as part of a comprehensive settlement of all Federal and related state Medicaid claims.  In addition, we will agree to a single federal misdemeanor violation of the Federal Food, Drug and Cosmetic Act and will enter into a corporate integrity agreement with the Office of Inspector General of the U.S. Department of Health and Human Services.  The terms described above are subject to negotiation and the execution of the final settlement and corporate integrity agreements.  There can be no assurance that the settlement will be finalized on the terms outlined above.

In September 2004, we announced that we had received a voluntary request for information from the Office of the Connecticut Attorney General that also appears to be focused on our sales and promotional practices with respect to ACTIQ, GABITRIL and PROVIGIL.  We are cooperating with this Office, are providing documents and other information in response to these and additional requests and are engaged in ongoing discussions with them.  In October 2007, we also received a civil demand for information from the Office of the Massachusetts Attorney General that is focused on sales and promotional practices with respect to ACTIQ and FENTORA.  We intend to cooperate with this request as well.  Both of these matters may involve civil penalties and/or fines. The payment of any settlement or judgment amount and/or fines could have a material adverse effect on our financial position, liquidity and results of operations.  Furthermore, it is reasonably likely that we will face future additional requests for information from other state attorneys general focused on historical sales and promotional practices for our U.S. products.  If civil penalties and/or fines were to result from such investigations, it could materially and adversely effect our financial position, liquidity and results of operations.

In late 2007, we were served with a series of putative class action complaints filed on behalf of entities that claim to have purchased ACTIQ for uses outside of the product’s approved label in non-cancer patients.  The complaints allege violations of various state consumer protection laws, as well as the violation of the common law of unjust enrichment, and seek an unspecified amount of money in actual, punitive and/or treble damages, with interest, and/or disgorgement of profits.  We believe the allegations in the complaints are without merit, and we intend to vigorously defend ourselves in these matters and in any similar actions that may be filed in the future.

In March 2007 and March 2008, we received letters requesting information related to ACTIQ and FENTORA from Congressman Henry A. Waxman in his capacity as Chairman of the House Committee on Oversight and Government Reform.  The letters request information concerning our sales, marketing and research practices for ACTIQ and FENTORA, among other things.  We are cooperating with these requests and are continuing to provide documents and other information to the Committee.

Derivative Suit

In January 2008, a purported stockholder of the company filed a derivative suit on behalf of Cephalon in the U.S. District Court for the District of Delaware naming each member of our Board of Directors as defendants.  The suit alleges, among other things, that the defendants failed to exercise reasonable and prudent supervision over the management practices and controls of Cephalon, including with respect to the marketing and sale of ACTIQ, and in failing to do so, violated their fiduciary duties to the stockholders.  The complaint seeks an unspecified amount of money damages, disgorgement of all compensation and other equitable relief.  We believe the plaintiff’s allegations in this matter are without merit and we intend to vigorously defend ourselves in this matter.

DURASOLV

In the third quarter of 2007, the U.S. Patent and Trademark Office (“PTO”) notified us that, on re-examination, it has rejected the claims in the two U.S. patents for our DURASOLV ODT technology.  We have filed or intend to file notices of appeal of the PTO’s decisions.  While we intend to vigorously defend these patents, these efforts, ultimately, may not be successful.  The invalidity of the DURASOLV patents could have a material adverse impact on revenues from our drug delivery business.

Other Matters

In late April 2008, we received a Paragraph IV certification letter relating to an ANDA submitted to the FDA by Watson Laboratories, Inc., requesting approval to market and sell a generic equivalent of FENTORA.  Watson alleges that our U.S. Patent Numbers 6,200,604 and 6,974,590 covering FENTORA are invalid, unenforceable and/or will not be infringed by Watson’s manufacture, use or sale of the product described in its ANDA.  We currently are reviewing the certification and, by statute, have 45 days to initiate a patent infringement lawsuit against Watson.  Such a lawsuit would automatically prevent the FDA from approving the Watson ANDA until the earlier of a district court decision or 30 months from our receipt of the letter.

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

10.  COMPREHENSIVE INCOME

The components of total comprehensive income are as follows:

	Three months ended March 31,
	2008	2007
Net income	$38,851	$75,185

Foreign currency translation gains	30,572	5,842
Prior service costs and gains on retirement-related plans, net of tax	(29)	19
Unrealized investment gains	—	8
Other comprehensive gain	30,543	5,869

Comprehensive income	$69,394	$81,054

11.  EARNINGS PER SHARE (“EPS”)

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

The number of shares included in the diluted EPS calculation for the convertible subordinated notes and warrants is as follows:

	Three months ended March 31,
	2008	2007
Average market price per share of Cephalon stock	$64.57	$71.20

Shares included in diluted EPS calculation:
2.0% Notes	4,859	6,042
New Zero Coupon Notes	723	1,319
Warrants related to 2.0% Notes	—	908
Warrants related to New Zero Coupon Notes	—	—
Total (Treasury Stock Method)	5,582	8,269
Other (“If-Converted” Method)	6	6
Total	5,588	8,275

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted income per common share:

	Three months ended March 31,
	2008	2007
Basic income per common share computation:
Numerator:
Net income used for basic income per common share	$38,851	$75,185
Denominator:
Weighted average shares used for basic income per common share	67,665	65,806

Basic income per common share	$0.57	$1.14

Diluted income per common share computation:
Numerator:
Net income used for diluted income per common share	$38,851	$75,185
Denominator:
Weighted average shares used for basic income per common share	67,665	65,806
Effect of dilutive securities:
Convertible subordinated notes and warrants	5,588	8,275
Employee stock options and restricted stock units	1,033	1,754
Weighted average shares used for diluted income per common share	74,286	75,835

Diluted income per common share	$0.52	$0.99

The following reconciliation shows the shares excluded from the calculation of diluted income per common share as the inclusion of such shares would be anti-dilutive:

	Three months ended March 31,
	2008	2007
Weighted average shares excluded:
Convertible subordinated notes and warrants	26,819	25,913
Employee stock options and restricted stock units	3,361	2,237
	30,180	28,150

12.  SEGMENT AND SUBSIDIARY INFORMATION

Revenues for the three months ended March 31:

	2008			2007
	United States	Europe	Total	United States	Europe	Total
Sales:
PROVIGIL	$198,469	$14,766	$213,235	$188,727	$12,562	$201,289
GABITRIL	11,131	2,293	13,424	13,884	2,336	16,220
CNS	209,600	17,059	226,659	202,611	14,898	217,509

ACTIQ	37,517	12,203	49,720	57,157	8,571	65,728
Generic OTFC	27,318	—	27,318	34,020	—	34,020
FENTORA	38,933	—	38,933	31,690	—	31,690
AMRIX	9,768	—	9,768	—	—	—
Pain	113,536	12,203	125,739	122,867	8,571	131,438

Oncology	5,188	22,270	27,458	3,991	19,290	23,281

Other	13,527	40,514	54,041	13,181	38,470	51,651
Total Sales	341,851	92,046	433,897	342,650	81,229	423,879
Other Revenues	8,663	659	9,322	12,073	1,082	13,155
Total External Revenues	350,514	92,705	443,219	354,723	82,311	437,034
Inter-Segment Revenues	2,895	7,940	10,835	7,806	13,407	21,213
Elimination of Inter-Segment Revenues	(2,895)	(7,940)	(10,835)	(7,806)	(13,407)	(21,213)
Total Revenues	$350,514	$92,705	$443,219	$354,723	$82,311	$437,034

Income (loss) before income taxes for the three months ended March 31:

	2008	2007
United States	$59,748	$117,360
Europe	2,147	1,453
Total	$61,895	$118,813

Total assets:

	March 31, 2008	December 31, 2007
United States	$2,589,521	$2,541,211
Europe	1,017,899	965,058
Total	$3,607,420	$3,506,269

13.  INCOME TAXES

The Internal Revenue Service (“IRS”) currently is examining Cephalon, Inc.’s 2003, 2004 and 2005 federal income tax returns and we have recently extended the statute of limitations related to these years to June 30, 2009.  We also remain open for examination by the IRS for 2006 and 2007.  Cephalon France and Zeneus Pharma S.a.r.l. are under examination by the French Tax Authorities for 2004 and 2005, and 2003 and 2004, respectively.  Cephalon Pharma Gmbh, in Germany, is under examination for 2000 to 2004.  Cephalon Pharma S.L., in Spain, is under examination for 2003.  Our filings in the United Kingdom remain open to examination for 2006 and 2007.  In other significant foreign jurisdictions, the tax years that remain open for potential examination range from 2000 to 2007.  We do not believe at this time that the results of these examinations will have a material impact on the financial statements.

In the regular course of business, various state and local tax authorities also conduct examinations of our state and local income tax returns.  Depending on the state, state income tax returns are generally subject to examination for a period of three to five years after filing.  The state impact of any federal changes from the 2003 to 2005 IRS examinations remains subject to examination by various states for a period of up to one year after formal notification to the states.  We currently have several state income tax returns in the process of examination.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2007.

EXECUTIVE SUMMARY

Cephalon, Inc. is an international biopharmaceutical company dedicated to the discovery, development and marketing of innovative products to treat human diseases. We currently focus our efforts in four core therapeutic areas: central nervous system (“CNS”) disorders, pain, oncology and addiction. In addition to conducting an active research and development program, we market eight proprietary products in the United States and numerous products in various countries throughout Europe.  Consistent with our core therapeutic areas, we have aligned our approximately 690-person U.S. field sales and sales management teams by area.  In Europe, we have a sales and marketing organization numbering approximately 400 persons that supports our presence in nearly 20 European countries, including France, the United Kingdom, Germany, Italy and Spain.

Our most significant product is PROVIGIL® (modafinil) Tablets [C-IV], which comprised 49% of our total consolidated net sales for the three months ended March 31, 2008, of which 93% was in the U.S. market.  For the three months ended March 31, 2008, consolidated net sales of PROVIGIL increased 6% over the three months ended March 31, 2007.  PROVIGIL is indicated for the treatment of excessive sleepiness associated with narcolepsy, obstructive sleep apnea/hypopnea syndrome and shift work sleep disorder.  We co-promote PROVIGIL in the United States with our partner, Takeda Pharmaceuticals North America, Inc.  Together with our CNS field sales team, we now have approximately 900 persons focused on detailing PROVIGIL in the United States.  In June 2007, we secured final U.S. Food and Drug Administration (the “FDA”) approval of NUVIGIL® (armodafinil) Tablets [C-IV] for the same indications as PROVIGIL.  NUVIGIL is a single-isomer formulation of modafinil, the active ingredient in PROVIGIL.  The product is protected by a composition of matter patent that will expire on December 18, 2023 and covers a novel polymorphic form of armodafinil, the active pharmaceutical ingredient in NUVIGIL.  We currently intend to launch NUVIGIL around 2010.

Our two next most significant products are FENTORA® (fentanyl buccal tablet) [C-II] and ACTIQ® (oral transmucosal fentanyl citrate) [C-II] (including our generic version of ACTIQ (“generic OTFC”)).  Together, these products comprise 27% of our total consolidated net sales for the three months ended March 31, 2008, of which 89% was in the U.S. market.   In October 2006, we launched in the United States FENTORA, our next-generation proprietary pain product.  FENTORA is indicated for the management of breakthrough pain in patients with cancer who are already receiving and are tolerant to opioid therapy for their underlying persistent cancer pain.  In April 2008, we received marketing authorization from the European Commission for EFFENTORA™ for the same indication as FENTORA.  This authorization allows us to market EFFENTORA in the 27 member states of the European Union, as well as Iceland and Norway.  We have focused our clinical strategy for FENTORA on studying the product in opioid-tolerant patients with breakthrough pain associated with chronic pain conditions, such as neuropathic pain and back pain.  In November 2007, we submitted a supplemental new drug application (“sNDA”) to the FDA seeking approval to market FENTORA for the management of breakthrough pain in opioid tolerant patients with chronic pain conditions.  The FDA held an Advisory Committee meeting on May 6, 2008 to discuss the FENTORA sNDA.  At that meeting, the Advisory Committee voted not to recommend approval of an expanded label for FENTORA for the management of breakthrough pain in opioid-tolerant patients with chronic pain conditions.  While the FDA is not bound by the advisory committee’s recommendation, the FDA takes the advisory committee’s advice into consideration when reviewing sNDA applications.  The FDA has set September 13, 2008 as the action date for its review of this sNDA.  With respect to ACTIQ, its sales have been meaningfully eroded by the launch of FENTORA and by generic OTFC products sold since September 2006 by Barr Laboratories, Inc. and by us through our sales agent, Watson Pharmaceuticals, Inc.; we expect this erosion will continue during 2008.

In August 2007, we acquired the North American rights to AMRIX® (cyclobenzaprine hydrochloride extended-release capsules).  The FDA approved AMRIX for sale in the United States in February 2007 for short-term use as an adjunct to rest and physical therapy for relief of muscle spasm associated with acute, painful musculoskeletal conditions.  We made the product available in the United States in October 2007 and commenced a full U.S. launch in November 2007.  In February 2008, we entered into an agreement with a contract sales organization to add 120 sales representatives to our field sales team detailing AMRIX.

In March 2008, we received FDA approval of TREANDA® (bendamustine hydrochloride) for the treatment of patients with chronic lymphocytic leukemia (“CLL”) and we launched the product in April 2008.  The FDA has granted an orphan drug designation to TREANDA for the CLL indication.  In December 2007, we submitted a new drug application (“NDA”) to the FDA requesting approval of TREANDA for patients with indolent B-cell non-Hodgkin’s lymphoma (“NHL”) who have progressed during or following treatment with rituximab or a rituximab-containing regimen.  The FDA has accepted this NDA and set an action date of October 31, 2008 for the filing.

We have significant discovery research programs focused on developing therapeutics to treat neurological disorders and cancers. Our technology principally focuses on an understanding of kinases and proteases and the role they play in cellular integrity, survival and proliferation. We have coupled this knowledge with a library of novel, potent, small, orally-active synthetic molecules that inhibit the activities of specific kinases.  We also work with our collaborative partners to provide a more diverse therapeutic breadth and depth to our research efforts.

As a biopharmaceutical company, our future success is highly dependent on obtaining and maintaining patent protection or regulatory exclusivity for our products and technology. We intend to vigorously defend the validity, and prevent infringement, of our patents. The loss of patent protection or regulatory exclusivity on any of our existing products, whether by third-party challenge, invalidation, circumvention, license or expiration, could materially impact our results of operations.  In late 2005 and early 2006, we entered into settlement agreements with each of Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Laboratories Limited and Barr. As part of these separate settlements, we agreed to grant to each of these parties a non-exclusive royalty-bearing license to market and sell a generic version of PROVIGIL in the United States, effective in April 2012. In February 2008, the U.S. Federal Trade Commission (“FTC”) filed suit against us in U.S. District Court for the District of Columbia challenging the validity of the settlement and related agreements.  We filed a motion to transfer the case to the U.S. District Court for the Eastern District of Pennsylvania, which was granted in April 2008.  For more information concerning these settlements, see Note 9 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Also, in late April 2008, we received a Paragraph IV certification letter relating to an ANDA submitted to the FDA by Watson Laboratories, Inc., requesting approval to market and sell a generic equivalent of FENTORA.  Watson alleges that our U.S. Patent Numbers 6,200,604 and 6,974,590 covering FENTORA are invalid, unenforceable and/or will not be infringed by Watson’s manufacture, use or sale of the product described in its ANDA.  We currently are reviewing the certification and, by statute, have 45 days to initiate a patent infringement lawsuit against Watson.  Such a lawsuit would automatically prevent the FDA from approving the Watson ANDA until the earlier of a district court decision or 30 months from our receipt of the letter.

Our activities and operations are subject to significant government regulations and oversight. In early November 2007, we announced that we had reached an agreement in principle with the U.S. Attorney’s Office (“USAO”) in Philadelphia and the U.S. Department of Justice (the “DOJ”) with respect to the USAO investigation that began in September 2004.  The investigation was focused on our sales and promotional practices with respect to ACTIQ, GABITRIL® (tiagabine hydrochloride) and PROVIGIL.  Under this agreement, we expect to pay $425.0 million, plus interest, as part of a comprehensive settlement of all Federal and related state Medicaid claims.  In addition, we will agree to a single federal misdemeanor violation of the Federal Food, Drug and Cosmetic Act and enter into a corporate integrity agreement with the Office of Inspector General of the U.S. Department of Health and Human Services.  The terms described above are subject to negotiation and the execution of the final settlement and corporate integrity agreements.  There can be no assurance that the settlement will be finalized on the terms outlined above.

In addition, in September 2004, we announced that we had received a voluntary request for information from the Office of the Connecticut Attorney General that also appears to be focused on our sales and promotional practices with respect to ACTIQ, GABITRIL and PROVIGIL. We are cooperating with this Office, are providing documents and other information in response to these and additional requests and are engaged in ongoing discussions with them.  In October 2007, we also received a civil demand for information from the Office of the Massachusetts Attorney General that is focused on sales and promotional practices with respect to ACTIQ, FENTORA and certain of our other products.  We intend to cooperate with this request as well.  Both of these matters may involve civil penalties and/or fines. The payment of any settlement or judgment amount and/or fines could have a material adverse effect on our financial position, liquidity and results of operations.  Furthermore, it is reasonably likely that we will face future additional requests for information from other state attorneys general focused on historical sales and promotional practices for our U.S. products.  If civil penalties and/or fines were to result from such investigations, it could materially and adversely effect our financial position, liquidity and results of operations.

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

RESULTS OF OPERATIONS

(In thousands)

Three months ended March 31, 2008 compared to three months ended March 31, 2007:

	Three months ended March 31,
	2008			2007			% Increase (Decrease)
	United States	Europe	Total	United States	Europe	Total	United States	Europe	Total
Sales:
PROVIGIL	$198,469	$14,766	$213,235	$188,727	$12,562	$201,289	5%	18%	6%
GABITRIL	11,131	2,293	13,424	13,884	2,336	16,220	(20)%	(2)%	(17)%
CNS	209,600	17,059	226,659	202,611	14,898	217,509	3%	15%	4%

ACTIQ	37,517	12,203	49,720	57,157	8,571	65,728	(34)%	42%	(24)%
Generic OTFC	27,318	—	27,318	34,020	—	34,020	(20)%	—%	(20)%
FENTORA	38,933	—	38,933	31,690	—	31,690	23%	—%	23%
AMRIX	9,768	—	9,768	—	—	—	100%	—	100%
Pain	113,536	12.203	125,739	122,867	8,571	131,438	(8)%	42%	(4)%

Oncology	5,188	22,270	27,458	3,991	19,290	23,281	30%	15%	18%

Other	13,527	40,514	54,041	13,181	38,470	51,651	3%	5%	5%
Total Sales	341,851	92,046	433,897	342,650	81,229	423,879	—%	13%	2%
Other Revenues	8,663	659	9,322	12,073	1,082	13,155	(28)%	(39)%	(29)%
Total Revenues	$350,514	$92,705	$443,219	$354,723	$82,311	$437,034	(1)%	13%	1%

Sales—In the United States, we sell our proprietary products to pharmaceutical wholesalers, the largest three of which accounted for 63% of our total consolidated gross sales for the three months ended March 31, 2008. Decisions made by these wholesalers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) can materially affect the level of our sales in any particular period and thus may not necessarily correlate to the number of prescriptions written for our products as reported by IMS Health Incorporated.

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

As of March 31, 2008, we received information from substantially all of our U.S. wholesaler customers about the levels of inventory they held for our U.S. branded products. Based on this information, which we have not independently verified, we believe that total inventory held at these wholesalers is approximately two to three weeks supply of our U.S. branded products at our current sales levels. At March 31, 2008 we believe that our generic OTFC inventory held at wholesalers and retailers is approximately three months.

For the three months ended March 31, 2008, sales were impacted by changes in the product sales allowances deducted from gross sales as described further below and by changes in the relative levels of the number of units of inventory held at wholesalers and retailers. For the three months ended March 31, 2008, total sales increased by 2% over the prior year. The other key factors that contributed to the increase in sales are summarized by product as follows:

•                  In CNS, sales of PROVIGIL increased 6 percent. Sales of PROVIGIL in the U.S. increased by 5%, despite a decline in U.S. prescriptions for PROVIGIL of 3%, according to IMS Health. For the three months ended

March 31, 2008, sales of PROVIGIL also were impacted by domestic price increases of 14% in March 2008, resulting in an average price increase of 2% period to period.  European sales of PROVIGIL increased 18% due primarily to the favorable effect of exchange rate changes and moderate increases in unit sales.

•                  In Pain, sales decreased 4 percent. Sales of ACTIQ in the United States were impacted by a domestic price increase of 17% in February 2008, resulting in an average price increase of 8.5% period to period. This price impact was offset by a 58% decrease in U.S. prescriptions, according to IMS Health, resulting from the introduction of generic competition to ACTIQ in October 2006. For the three months ended March 31, 2008,  sales of our own generic OTFC and shipments of our generic OTFC to Barr decreased 20%, resulting from a 10% decrease in U.S. prescriptions, according to IMS Health, and an average 2% decrease in sales prices to our generic OTFC customers.  Sales of FENTORA increased 23%, due to an increase in tablets dispensed of 12% and domestic price increases of 8.5% in February 2008, resulting in an average price increase of 4% period to period.  Sales of ACTIQ in Europe increased 42% due to increases in unit sales and the favorable effect of exchange rate changes.

•                  In Oncology, sales increased 18 percent. Sales of our European oncology products increased 15%, due primarily to the favorable effect of exchange rate changes and moderate increases in unit sales.

Other Revenues—The decrease of 29% from period to period is primarily due to lower revenues from our collaborators including royalties, milestone payments, and fees.

Analysis of gross sales to net sales—The following table presents the product sales allowances deducted from gross sales to arrive at a net sales figure:

	Three months ended March 31,
	2008	2007	Change	% Change
Gross sales	$487,746	$476,049	$11,697	2%
Product sales allowances:
Prompt payment discounts	7,948	7,823	125	2%
Wholesaler discounts	2	5,207	(5,205)	(100)%
Returns	6,091	7,857	(1,766)	(22)%
Coupons	6,199	4,283	1,916	45%
Medicaid discounts	9,182	8,675	507	6%
Managed care and governmental contracts	24,427	18,325	6,102	33%
	53,849	52,170	1,679
Net sales	$433,897	$423,879	$10,018	2%
Product sales allowances as a percentage of gross sales	11.0%	11.0%

Prompt payment discounts increased for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 due to the increase in sales. Wholesaler discounts decreased period over period as no discounts were required for the first quarter of 2008 as a result of price increases.  Returns decreased as a result of our historical returns experience, particularly related to our CNS products, that is used in the calculation of our returns reserve requirements.  Coupons increased period over period as a result of the increase in coupon redemption activity for FENTORA.

Medicaid discounts increased slightly for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 due to the increase in the reimbursement rate for ACTIQ and generic OTFC as a result of the application of the provisions of the Deficit Reduction Act of 2005 effective October 1, 2007.  Managed care and governmental contracts increased for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 due to additional rebates for certain managed care and governmental programs, particularly with respect to sales of PROVIGIL and ACTIQ. In addition, we recognized a reserve for amounts payable to the U.S. Department of Defense (“DoD”) under the new Tricare program effective January 28, 2008.  In the future, we expect product sales allowances as a percentage of gross sales to trend upward due to the impact of potential future price increases on Medicaid discounts and potential increases related to Medicaid, managed care and governmental contracts sales.

	Three months ended March 31,
	2008	2007	Change	% Change
Costs and expenses:
Cost of sales	$89,916	$86,546	$3,370	4%
Research and development	81,435	83,958	(2,523)	(3)%
Selling, general and administrative	198,984	152,454	46,530	31%
Restructuring charges	3,911	—	3,911	100%
Acquired in-process research and development	10,000	—	10,000	100%
	$384,246	$322,958	$61,288	19%

Cost of Sales—The cost of sales was 20.7% of net sales for the three months ended March 31, 2008 and 20.4% of net sales for the three months ended March 31, 2007.  For the three months ended March 31, 2008 and 2007, we recognized $26.2 million and $21.0 million of amortization expense included in cost of sales, respectively.  We recorded accelerated depreciation charges of $1.7 million in the first quarter of 2008 related to restructuring and a charge of $3.5 million in the first quarter of 2007 for the termination of a materials supply agreement.

Research and Development Expenses—Research and development expenses decreased $2.5 million, or 3%, for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. This decrease is primarily attributable to lower expenses associated with the timing of clinical activity in 2008 as compared to 2007.  For the three months ended March 31, 2008 and 2007, we recognized $5.0 million and $5.3 million of depreciation expense included in research and development expenses, respectively.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $46.5 million, or 31% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, primarily due to the cessation of the reimbursement of losses from Alkermes related to the promotion of VIVITROL of $18.2 million, and increased selling and marketing spending, primarily on the promotion of PROVIGIL and AMRIX.  For the three months ended March 31, 2008 and 2007, we recognized $4.5 million and $3.4 million of depreciation expense included in selling, general and administrative expenses, respectively.

Acquired in-process research and development—For the three months ended March 31, 2008, we recorded acquired in-process research and development of $10.0 million related to our license of technology in the field of oncology.

Restructuring charges—For the three months ended March 31, 2008, we recorded $3.9 million related to our restructuring plan to consolidate certain manufacturing and research and development activities within our U.S. locations.  These charges primarily consist of severance payments and accruals for employees who have or are expected to be terminated as a result of this restructuring plan.

	Three months ended March 31,
	2008	2007	Change	% Change
Other income (expense):
Interest income	$6,601	$6,576	$25	—%
Interest expense	(8,994)	(4,595)	(4,399)	96%
Other income, net	5,315	2,756	2,559	93%
	$2,922	$4,737	$(1,815)	(38)%

Other Income (Expense)—Other income (expense) decreased $1.8 million, or 38%, for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The increase was attributable to the following factors:

•                  a $4.4 million increase in interest expense, primarily due to the recognition of $3.8 million of estimated accrued interest related to the agreement in principal with the U.S. Attorney’s Office.

•                  a $2.6 million increase in other income, net, primarily due to fluctuations in foreign currency gains and losses in the comparable periods.

	Three months ended March 31,
	2008	2007	Change	% Change
Income tax expense	$23,044	$43,628	$(20,584)	(47)%

Income Taxes—For the three months ended March 31, 2008, we recognized $23.0 million of income tax expense on income before income taxes of $61.9 million, resulting in an overall effective tax rate of 37.2 percent. This compared to income tax expense for the three months ended March 31, 2007 of $43.6 million on income before income taxes of $118.8 million, resulting in an effective tax rate of 36.7 percent.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands)

Cash, cash equivalents and investments at March 31, 2008 were $855.8 million, representing 24% of total assets, compared to $826.3 million, representing 24% of total assets at December 31, 2007.

Our working capital deficit, which is calculated as current assets less current liabilities, was $336.6 million at March 31, 2008 compared to $583.8 million at December 31, 2007.  Our convertible subordinated notes contain conversion terms that will impact whether these notes are classified as current or long-term liabilities and consequently affect our working capital position. At March 31, 2008 and December 31, 2007, $1,033.8 million and $1,233.7 million, respectively, of our convertible subordinated notes were convertible into cash and shares of common stock and were therefore classified as current liabilities on our consolidated balance sheets.

The change in cash and cash equivalents is as follows:

	Three months ended March 31,
	2008	2007
Net cash provided by operating activities	$64,244	$58,548
Net cash used for investing activities	(35,745)	(8,147)
Net cash provided by financing activities	4,458	17,829
Effect of exchange rate changes on cash and cash equivalents	4,220	2,688
Net increase in cash and cash equivalents	$37,177	$70,918

Net Cash Provided by Operating Activities

Cash provided by operating activities is primarily driven by income from sales of our products offset by the timing of receipts and payments in the ordinary course of business.  Included within cash used for operating activities in 2008 is the payment of $10.0 million related to an agreement to in-license certain technology in the field of oncology.

Net Cash Used for Investing Activities

Cash used in investing activities primarily relates to acquisitions of business, technologies, products and product rights and funds used for capital expenditures in property and equipment.

For the three months ended March 31, 2008 and 2007, we made capital expenditures of $18.3 million and $21.4 million, respectively. Significant expenditure include the expansion and improvement of our facilities and our worldwide implementation of SAP®.  A payment of $25 million initiated in March 2008 upon FDA approval of TREANDA was capitalized as an intangible asset and will be amortized over the useful life of the product.  These uses of cash were partially offset by cash provided from sales and maturities of our investment portfolio. As of March 31, 2008, all available-for-sale instruments in our investment portfolio have been sold or have matured and the corresponding proceeds have been transferred into liquid cash equivalents with original maturities of three months or less from the date of purchase.

Net Cash Provided by Financing Activities

Financing activities for the periods presented above primarily relate to proceeds from stock option exercises and payments on long-term debt.

Proceeds from exercises of stock options were $5.3 million and $17.5 million for the three months ended March 31, 2008 and 2007, respectively. These proceeds were offset by payments on debt of $1 million in each period presented.

Outlook

                We expect to use our cash, cash equivalents and investments for working capital and general corporate purposes, including the payment, as early as the second or third quarter of 2008, of the $425.0 million settlement, plus interest, with the U.S. Attorney’s Office, acquisition of businesses, products, product rights, or technologies, the settlement of outstanding litigation or the resolution, if any, of the ongoing investigations by the Connecticut and Massachusetts Attorneys General described above, the payment of contractual obligations, including scheduled interest payments on our convertible notes and regulatory or sales milestones that may become due, and/or the purchase, redemption or retirement of our convertible notes, including the likely repayment in June 2008 of up to $213.2 million of our 2008 Zero Coupon Convertible Notes. However, we expect that sales of our currently marketed products should allow us to continue to generate positive cash flow from operations in 2008. At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth in 2009 and beyond, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our near-term product candidates.

                Based on our current level of operations, projected sales of our existing products, and other revenues and interest income, we believe that we will be able to service our existing debt and meet our capital expenditure and working capital requirements in the near term. However, we cannot be sure that our anticipated revenue growth will be realized or that we will continue to generate significant positive cash flow from operations. We may need to obtain additional funding for future significant strategic transactions, to repay our outstanding indebtedness, particularly if such indebtedness is presented for conversion by holders (see “—Indebtedness” below), or for our future operational needs, and we cannot be certain that funding will be available on terms acceptable to us, or at all.

Marketed Products and Product Candidates

Continued sales growth of PROVIGIL depends, in part, on the continued effectiveness of the various settlement agreements we entered into in late 2005 and early 2006, as well as our maintenance of protection in the United States and abroad of the modafinil particle-size patent until at least 2012.  During 2007 and continuing in the first quarter of 2008, we experienced a moderation in prescription growth of PROVIGIL.  We have undertaken a number of initiatives, including changes to our sales force and the initiation of direct-to-consumer print and web-based advertising designed to stimulate moderate volume growth of prescriptions.  Finally, growth of our modafinil-based product sales in the future may depend in part on our ability to successfully launch NUVIGIL around 2010.

The growth of our pain franchise depends in large part on our ability to successfully market FENTORA within its current indication and to secure FDA approval of a broader labeled indication for the product outside of breakthrough cancer pain.  On May 6, 2008, a Joint Advisory Committee to the FDA voted not to recommend approval of an expanded label for FENTORA for the management of breakthrough pain in opioid-tolerant patients with chronic pain conditions.  While the FDA is not bound by the advisory committee’s recommendation, the FDA takes the advisory committee’s advice into consideration when reviewing sNDA applications.  Continued growth of FENTORA sales also will depend on the strength of the patent covering the product, particularly in light of the ANDA filed by Watson.  Sales of our other pain product, ACTIQ, have been meaningfully eroded by the launch of FENTORA and by generic competition since September 2006 and we expect this erosion will continue during 2008. In addition, sales of our own generic OTFC could be significantly impacted by the entrance into the market of additional generic OTFC products, which could occur at any time.

Our future growth also depends, in part, on our ability to achieve commercial success with AMRIX and TREANDA in CLL, which we launched in October 2007 and April 2008, respectively, and to secure FDA approval in 2008 of TREANDA for the treatment of patients with indolent B-cell NHL who have progressed during or following treatment with rituximab or a rituximab-containing regimen.

Clinical Studies

Over the past few years, we have incurred significant expenditures related to conducting clinical studies to develop new pharmaceutical products and exploring the utility of our existing products in treating disorders beyond those currently approved in their respective labels. In 2008, we expect to continue to incur significant levels of research and development expenditures. We also expect to continue or begin a number of significant clinical programs including, among others: possible studies of TREANDA as a first-line treatment for NHL and for the treatment of multiple myeloma; a Phase 3 program evaluating CEP-701 for the treatment of acute myelogenous leukemia and other possible studies in patients with myeloproliferative disorder; and clinical programs with NUVIGIL focused on excessive sleepiness associated with jet lag disorder, traumatic brain injury, remitted major depressive disorder, adjunctive treatment to atypical anti-psychotics in schizophrenia patients, and bi-polar depression. We may seek to mitigate the risk in, and expense of, our research and development programs by entering into collaborative arrangements with third parties. However, we intend to retain a portion of the commercial rights to these programs and, as a result, we still expect to spend significant funds on our share of the cost of these programs, including the costs of research, preclinical development, clinical research and manufacturing.

Manufacturing, Selling and Marketing Efforts

During 2008, we expect to continue to incur significant expenditures associated with manufacturing, selling and marketing our products. We expect to continue in-process capital expenditure projects at our research and development facilities in France and West Chester, Pennsylvania.  We also expect to begin in 2008 a capital expenditure project related to the transfer of manufacturing activities from our facility in Eden Prairie, Minnesota to our facility in Salt Lake City Utah; we expect this transfer to be completed by 2010 or 2011.  The aggregate amount of our sales and marketing expenses in 2008 is expected to be higher than that incurred in 2007, primarily as a result of higher expenses associated with our promotional efforts related to PROVIGIL and AMRIX and launch expenses associated with TREANDA.

Indebtedness

                We have significant indebtedness outstanding, consisting principally of indebtedness on convertible subordinated notes. The following table summarizes the principal terms of our most significant convertible subordinated notes outstanding as of March 31, 2008:

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

*      Stated conversion prices as per the terms of the notes. However, each convertible note contains certain terms restricting a holder’s ability to convert the notes, including that a holder may only convert if the closing price of our stock on the day prior to conversion is higher than $56.04, $71.40 or $67.80 with respect to the 2.0% Notes, the 2008 Zero Coupon Notes or the 2010 Zero Coupon Notes, respectively. For a more complete description of these notes, including the associated convertible note hedge, see Note 11 to our Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007.

                As of March 31, 2008, our stock price was $64.40, and therefore only the 2.0% Notes were convertible as of March 31, 2008.  Under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. As of the filing date of this Quarterly Report on Form 10-Q, we do not have available cash, cash equivalents and investments sufficient to repay these convertible notes, if presented. In addition, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time. If we do not have sufficient funds available to repay any principal balance of notes presented for conversion, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

                The 2.0% Notes have been classified as current liabilities on our consolidated balance sheet as of March 31, 2008.  In addition, our Zero Coupon Notes first putable June 15, 2008 are considered to be current liabilities based on the June 15, 2008 put date of these Notes.  We believe that the share price of our common stock would have to significantly increase over the market price as of the filing date of this report before the fair value of our convertible notes would be less than the value of the common stock shares underlying the notes.  As such, we believe it is highly unlikely that holders of the 2.0% Notes or the 2010 Zero Coupon Notes, if the restricted conversion prices were met, would present significant amounts of such notes for conversion under the current terms. In the unlikely event that a significant conversion did occur, we believe that we have the ability to raise sufficient cash to repay the principal amounts due through a combination of utilizing our existing cash on hand, raising money in the capital markets or selling our note hedge instruments for cash.

                The annual interest payments on our convertible notes outstanding as of March 31, 2008 are $16.4 million, payable semi-annually on June 1 and December 1. In the future, we may agree to exchanges of the notes for shares of our common stock or debt, or may determine to use a portion of our existing cash on hand to purchase or retire all or a portion of the outstanding convertible notes.

                Our 2.0% Notes and 2008 and 2010 Zero Coupon Notes each are considered Instrument C securities as defined by EITF 90-19; therefore, these notes are included in the dilutive earnings per share calculation using the treasury stock method. Under the treasury stock method, we must calculate the number of shares issuable under the terms of these notes based on the average market price of our common stock during the period, and include that number in the total diluted shares figure for the period. At the time we sold our 2.0% Notes and Zero Coupon Notes we entered into convertible note hedge and warrant agreements that together are intended to have the economic effect of reducing the net number of shares that will be issued upon conversion of the notes by increasing the effective conversion price for these notes, from our perspective, to $67.92 and $72.08, respectively. However, from an accounting principles generally accepted in the United States of America (“U.S. GAAP”) perspective, Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“SFAS 128”) considers only the impact of the convertible notes and the warrant agreements; since the impact of the convertible note hedge agreements is always anti-dilutive, SFAS 128 requires that we exclude from the calculation of fully diluted shares the number of shares of our common stock that we would receive from the counterparties to these agreements upon settlement.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

(In thousands)

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. In preparing these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We develop and periodically change these estimates and assumptions based on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007 in the “Critical Accounting Policies and Estimates” section and the “Recent Accounting Pronouncements” section.

Product Sales Allowances—We record product sales net of the following significant categories of product sales allowances, each of which is described in more detail included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007: prompt payment discounts, wholesaler discounts, returns, coupons, Medicaid discounts, Medicare Part D discounts and managed care and governmental contracts. Calculating each of these items involves significant estimates and judgments and requires us to use information from external sources. In certain of the product sales allowance categories, we have calculated the impact of changes in our estimates, which we believe represent reasonably likely changes to these estimates based on historical data adjusted for certain unusual items such as changes in government contract rules.

The following table summarizes activity in each of the above categories for the three months ended March 31, 2008:

(In thousands)	Prompt Payment Discounts	Wholesaler Discounts	Returns*	Coupons	Medicaid Discounts	Managed Care & Governmental Contracts	Total
Balance at January 1, 2008	$(3,082)	$(6,449)	$(25,335)	$(7,253)	$(19,883)	$(24,264)	$(86,266)

Provision:
Current period	(7,948)	(4)	(6,091)	(6,306)	(9,159)	(24,835)	(54,343)
Prior periods	—	2	—	107	(23)	408	494
Total	(7,948)	(2)	(6,091)	(6,199)	(9,182)	(24,427)	(53,849)

Actual:
Current period	4,850	—	—	—	—	6,411	11,261
Prior periods	3,082	6,447	5,090	6,235	7,694	12,775	41,323
Total	7,932	6,447	5,090	6,235	7,694	19,186	52,584
Balance at March 31, 2008	$(3,098)	$(4)	$(26,336)	$(7,217)	$(21,371)	$(29,505)	$(87,531)

*       Given our return goods policy, we assume that all returns in a current year relate to prior period sales.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign currency exchange risk related to our operations in European subsidiaries that have transactions, assets, and liabilities denominated in foreign currencies that are translated into U.S. dollars for consolidated financial reporting purposes. Historically, we have not hedged any of these foreign currency exchange risks. For the three months ended March 31, 2008, an average 10% weakening of the U.S. dollar relative to the currencies in which our European subsidiaries operate would have resulted in an increase of $9.3 million in reported total revenues and a corresponding increase in reported expenses. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not assume any changes in the level of operations of our European subsidiaries.

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

(b)  Change in Internal Control over Financial Reporting

During the first quarter of 2008, we expanded our SAP® implementation for U.S. operations to include modules in the areas of procurement, supply chain and logistics and sales.  Our management believes that the implementation of this system will improve and enhance our internal control over financial reporting.  There have been no other changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required by this Item is incorporated by reference to Note 9 of the Consolidated Financial Statements included in Part I, Item 1 of this Report.

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

For the three months ended March 31, 2008, approximately 18% and 49% of our total consolidated net sales were derived from sales of ACTIQ (including our generic OTFC product) and PROVIGIL, respectively. In September 2006, Barr entered the market with generic OTFC.  Since that time, we have experienced meaningful erosion of branded ACTIQ sales in the United States and we expect this erosion will continue during 2008. In addition, sales of our own generic OTFC product could be significantly impacted by the entrance into the market of additional generic OTFC products, which could occur at any time.  To counter the impact from existing and potential generic competition, we will need FENTORA, our next-generation pain product launched in October 2006, to achieve projected levels of growth.  In September 2007, we issued a letter to healthcare professionals to clarify the appropriate patient selection, dosage and administration for FENTORA, following reports of serious adverse events in connection with the use of the product.  With respect to PROVIGIL, we cannot be certain that it will continue to be accepted in its market. Specifically, the following factors, among others, could affect the level of market acceptance of these products:

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

Our long-term prospects, particularly with respect to the growth of our future sales and earnings, depend to a large extent on our ability to obtain FDA approvals of new product candidates such as TREANDA for NHL or of expanded indications of our existing products such as FENTORA and NUVIGIL.  On May 6, 2008, a Joint Advisory Committee to the FDA voted not to recommend approval of an expanded label for FENTORA for the management of breakthrough pain in opioid-tolerant patients with chronic pain conditions.  While the FDA is not bound by the advisory committee’s recommendation, the FDA takes the advisory committee’s advice into consideration when reviewing sNDA applications.  There can be no assurance that our applications to market these and other product candidates will be submitted or reviewed in a timely manner or that the FDA will approve the product candidates on the basis of the data contained in the applications.  Even if approval is granted to market a product candidate, there can be no assurance that we will be able to successfully commercialize the product in the marketplace or achieve a profitable level of sales.

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

We filed each of the settlements with both the FTC and the Antitrust Division of the DOJ as required by the Medicare Modernization Act. The FTC conducted an investigation of each of the PROVIGIL settlements and, in February 2008, filed suit against us in U.S. District Court for the District of Columbia challenging the validity of the settlements and related agreements entered into by us with each of Teva, Mylan, Ranbaxy and Barr.  We filed a motion to transfer the case to the U.S. District Court for the Eastern District of Pennsylvania, which was granted in April 2008.  The complaint alleges a violation of Section 5(a) of the Federal Trade Commission Act and seeks to permanently enjoin us from maintaining or enforcing these agreements and from engaging in similar conduct in the future.  We believe the FTC complaint is without merit and have filed a motion to dismiss the case.  While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

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

Separately, in June 2006, Apotex, Inc., a subsequent ANDA filer seeking FDA approval of a generic form of modafinil, filed suit against us, also in the U.S. District Court for the Eastern District of Pennsylvania, alleging similar violations of antitrust laws and state law. Apotex asserts that the PROVIGIL settlement agreements improperly prevent it from obtaining FDA approval of its ANDA, and seeks monetary and equitable remedies. Apotex also seeks a declaratory judgment that the ‘516 Patent is invalid, unenforceable and/or not infringed by its proposed generic. In late 2006, we filed a motion to dismiss the Apotex case, which is pending. Separately, in April 2008, the Federal Court of Canada has dismissed our application to prevent regulatory approval of Apotex’s generic modafinil tablets in Canada.  If Apotex ultimately launches its generic modafinil tablets in Canada, we intend to initiate a patent infringement lawsuit against Apotex at that time.  We believe that the private antitrust complaints described in the preceding paragraph and the Apotex antitrust complaint are without merit. While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

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

DURASOLV

In the third quarter of 2007, the PTO notified us that, on re-examination, it has rejected the claims in the two U.S. patents for our DURASOLV ODT technology.  We have filed or intend to file notices of appeal of the PTO’s decisions.  While we intend to vigorously defend these patents, these efforts, ultimately, may not be successful.  The invalidity of the DURASOLV patents could have a material adverse impact on revenues from our drug delivery business.

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

FENTORA

In late April 2008, we received a Paragraph IV certification letter relating to an ANDA submitted to the FDA by Watson Laboratories, Inc., requesting approval to market and sell a generic equivalent of FENTORA.  Watson alleges that our U.S. Patent Numbers 6,200,604 and 6,974,590 covering FENTORA are invalid, unenforceable and/or will not be infringed by Watson’s manufacture, use or sale of the product described in its ANDA.  We currently are reviewing the certification and, by statute, have 45 days to initiate a patent infringement lawsuit against Watson.  Such a lawsuit would automatically prevent the FDA from approving the Watson ANDA until the earlier of a district court decision or 30 months from our receipt of the letter.

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

In early November 2007, we announced that we had reached an agreement in principle with the USAO in Philadelphia and the DOJ with respect to the USAO investigation that began in September 2004.  The investigation was focused on our sales and promotional practices with respect to ACTIQ, GABITRIL and PROVIGIL.  Under this agreement, we expect to pay $425.0 million, plus interest, as part of a comprehensive settlement of all Federal and related state Medicaid claims.  In addition, we will agree to a single federal misdemeanor violation of the Federal Food, Drug and Cosmetic Act and enter into a corporate integrity agreement with the Office of Inspector General of the U.S. Department of Health and Human Services.  The terms described above are subject to negotiation and the execution of the final settlement and corporate integrity agreements.  There can be no assurance that the settlement will be finalized on the terms outlined above.

In September 2004, we announced that we had received a voluntary request for information from the Office of the Connecticut Attorney General that also appears to be focused on our sales and promotional practices with respect to ACTIQ, GABITRIL and PROVIGIL.  We are cooperating with this Office, are providing documents and other information in response to these and additional requests and are engaged in ongoing discussions with them.  In October 2007, we also received a civil demand for information from the Office of the Massachusetts Attorney General that is focused on sales and promotional practices with respect to ACTIQ, FENTORA and certain of our other products.  We intend to cooperate with this request.  Both of these matters may involve civil penalties and/or fines. The payment of any settlement or judgment amount and/or fines could have a material adverse effect on our financial position, liquidity and results of operations.  Furthermore, it is reasonably likely that we will face future additional requests for information from other state attorneys general focused on historical sales and promotional practices for our U.S. products.  If civil penalties and/or fines were to result from such investigations, it could materially and adversely effect our financial position, liquidity and results of operations.

In late 2007, we were served with a series of putative class action complaints filed on behalf of entities that claim to have purchased ACTIQ for use outside of the product’s approved label.  The complaints allege violations of various state consumer protection laws, as well as the violation of the common law of unjust enrichment, and seek an unspecified amount of money in actual, punitive and/or treble damages, with interest, and/or disgorgement of profits.  We believe the allegations in the complaints are without merit, and we intend to vigorously defend ourselves in these matters and in any similar actions that may be filed in the future.

In March 2007 and March 2008, we received letters requesting information related to ACTIQ and FENTORA from Congressman Henry A. Waxman in his capacity as Chairman of the House Committee on Oversight and Government Reform.  The letters request information concerning our sales, marketing and research practices for ACTIQ and FENTORA, among other things.  We are cooperating with these requests and are continuing to provide documents and other information to the Committee.

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

We also must comply with all applicable regulatory requirements of the DEA and analogous foreign authorities for certain of our products that contain controlled substances. The DEA also has authority to grant or deny requests for quota of controlled substances such as the fentanyl that is the active ingredient in FENTORA or fentanyl citrate that is the active ingredient in ACTIQ and generic OTFC. Under our license and supply agreement with Barr, we are obligated to sell generic OTFC to Barr for its resale in the United States. While we currently have available fentanyl quota to produce ACTIQ and generic OTFC, in the future we could face shortages of quota that could negatively impact our ability to supply product to Barr or to produce ACTIQ or our generic OTFC product.  If we are unable to provide product to Barr, it is possible that either Barr or the FTC could claim that such a failure would constitute a breach of our agreements with these parties.

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

The administration of drugs to humans, whether in clinical trials or commercially, can result in product liability claims whether or not the drugs are actually at fault for causing an injury. Furthermore, our products may cause, or may appear to have caused, adverse side effects (including death) or potentially dangerous drug interactions that we may not learn about or understand fully until the drug has been administered to patients for some time. As our products are used more widely and in patients with varying medical conditions, the likelihood of an adverse drug reaction, unintended side effect or incidence of misuse may increase. Product liability claims can be expensive to defend and may result in large judgments or settlements against us, which could have a negative effect on our financial performance. The cost of product liability insurance has increased in recent years, and the availability of coverage has decreased. Nevertheless, we maintain product liability insurance and significant self-insurance retentions in amounts we believe to be commercially reasonable but which would be unlikely to cover the potential liability associated with a significant unforeseen safety issue. Any claims could easily exceed our current coverage limits. Even if a product liability claim is not successful, the adverse publicity and time and expense of defending such a claim may interfere with our business.

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

All of our convertible notes outstanding contain restricted conversion prices that are either below or close to our stock price as of March 31, 2008. As a result, certain of our convertible notes have been classified as current liabilities on our consolidated balance sheet at March 31, 2008. Under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. As of the filing date of this report, we do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time. If we do not have sufficient funds available to repay the principal balance of notes presented for conversion, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

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

The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future. For example, from January 1, 2007 through May 1, 2008 our common stock traded at a high price of $84.83 and a low price of $56.20. Negative announcements, including, among others:

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to furnish annually a report on our internal controls over financial reporting and to maintain effective disclosure controls and procedures and internal controls over financial reporting. In order for management to evaluate our internal controls, we must regularly review and document our internal control processes and procedures and test such controls. Ultimately, we or our independent auditors could conclude that our internal control over financial reporting may not be effective if, among other things:

•      any material weakness in our internal controls over financial reporting exists; or

•      we fail to remediate assessed deficiencies.

During 2008, we have expanded our SAP® implementation for U.S. operations to include modules in the areas of procurement, supply chain and logistics and sales.  This expansion required changes to certain aspects of our existing system of internal controls over financial reporting.  Due to the number of controls to be examined, both with respect to this phase of the implementation and our other internal controls over financial reporting, the complexity of our processes, and the subjectivity involved in determining the effectiveness of controls, we cannot be certain that, in the future, all of our controls will continue to be considered effective by management or, if considered effective by our management, that our auditors will agree with such assessment.

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

Historically, a portion of our revenues and expenses has been earned and incurred, respectively, in currencies other than the U.S. dollar. For the three months ended March 31, 2008, 20.9% of our revenues were denominated in currencies other than the U.S. dollar. We translate revenues earned and expenses incurred into U.S. dollars at the average exchange rate applicable during the relevant period. A weakening of the U.S. dollar would, therefore, increase both our revenues and expenses. Fluctuations in the rate of exchange between the U.S. dollar and the euro and other currencies may affect period-to-period comparisons of our operating results. Historically, we have not hedged our exposure to these fluctuations in exchange rates.

Our customer base is highly concentrated.

Our principal customers are wholesale drug distributors. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. Three large wholesale distributors, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, control a significant share of this network. These three wholesaler customers, in the aggregate, accounted for 63% of our total consolidated gross sales for the three months ended March 31, 2008. Fluctuations in the buying patterns of these customers, which may result from seasonality, wholesaler buying decisions or other factors outside of our control, could significantly affect the level of our net sales on a period to period basis. Because of this, the amounts purchased by these customers during any quarterly or annual period may not correlate to the level of underlying demand evidenced by the number of prescriptions written for such products, as reported by IMS Health Incorporated.

We are involved, or may become involved in the future, in legal proceedings that, if adversely adjudicated or settled, could materially impact our financial condition.

As a biopharmaceutical company, we are or may become a party to litigation in the ordinary course of our business, including, among others, matters alleging employment discrimination, product liability, patent or other intellectual property rights infringement, patent invalidity or breach of commercial contract. In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could significantly impact results of operations and financial condition. We currently are vigorously defending ourselves against those matters specifically described in Note 9 of the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q as well as numerous other litigation matters. While we currently do not believe that the settlement or adverse adjudication of these other litigation matters would materially impact our results of operations or financial condition, the final resolution of these matters and the impact, if any, on our results of operations, financial condition or cash flows is unknown but could be material.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares of Common Stock Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Stock that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2008	—	$—	—	$—
February 1-29, 2008	377	65.20	—	—
March 1-31, 2008	—	—	—	—
Total	377	$65.20	—	$—

(1)     Consists entirely of shares repurchased from employees. Such repurchases are not part of a publicly announced plan or program.

(2)     Price paid per share is a weighted average based on the closing price of our common stock on the various vesting dates.

ITEM 5.  OTHER INFORMATION

Computation of Ratios of Earnings to Fixed Charges

	Year Ended					Three months ended
	December 31,					March 31,
	2003	2004	2005	2006	2007	2008
Determination of earnings:
Pre-tax income (loss) from continuing operations	$130,314	$(28,184)	$(245,118)	$238,254	$(68,419)	$61,895
Add:
Amortization of interest capitalized in current or prior periods	—	—	—	52	98	52
Fixed charges	31,191	25,623	30,985	28,171	28,960	11,709
Total earnings	$161,505	$(2,561)	$(214,133)	$266,477	$(39,361)	$73,656

Fixed charges:
Interest expense and amortization of debt discount and premium on all indebtedness	28,905	22,186	25,235	18,922	19,833	8,994
Appropriate portion of rentals	2,286	3,437	5,750	9,249	9,127	2,715
Fixed charges	31,191	25,623	30,985	28,171	28,960	11,709

Capitalized interest	—	—	1,044	1,766	768	77

Total fixed charges	$31,191	$25,623	$32,029	$29,937	$29,728	$11,786

Ratio of earnings to fixed charges(1)	5.18	—	—	8.90	—	6.25

Deficiency of earnings to fixed charges	—	28,184	246,162	—	69,089	—

(1)    For the years ended December 31, 2004, 2005 and 2007, no ratios are provided because earnings were insufficient to cover fixed charges.

ITEM 6.  EXHIBITS

Exhibit No.	Description
10.1†

Advisory Services Agreement and Release, dated as of February 8, 2008, by and between Cephalon, Inc. and John E. Osborn, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2008.

10.2†	Cephalon, Inc. 2008 Management Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2008.
31.1*	Certification of Frank Baldino, Jr., Ph.D., Chairman and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of J. Kevin Buchi, Executive Vice President and Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Frank Baldino, Jr., Ph.D., Chairman and Chief Executive Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of J. Kevin Buchi, Executive Vice President and Chief Financial Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*       Filed herewith.

†       Compensation plans and arrangements for executive officers and others.

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

CEPHALON, INC.
(Registrant)

May 7, 2008	By	/s/ FRANK BALDINO, JR.
Frank Baldino, Jr., Ph.D.
Chairman and Chief Executive Officer
(Principal executive officer)

	By	/s/ J. KEVIN BUCHI
J. Kevin Buchi
Executive Vice President and Chief Financial Officer
(Principal financial and accounting officer)