Form 10-Q
period 2008-06-30
CEPHALON INC
filed 2008-08-05
CIK 873364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, Class	Outstanding as of August 1, 2008
Common Stock, par value $.01	67,981,289 Shares

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical facts or statements of current condition, this report and the documents into which this report is and will be incorporated contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements contained in this report or incorporated herein by reference constitute our expectations or forecasts of future events as of the date this report was filed with the Securities and Exchange Commission and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. In particular, these forward-looking statements include, among others, statements about:

•                  our dependence on sales of PROVIGIL® (modafinil) Tablets [C-IV] in the United States and the market prospects and future marketing efforts for PROVIGIL, FENTORA® (fentanyl buccal tablet) [C-II], AMRIX® (cyclobenzaprine hydrochloride extended-release capsules), and TREANDA® (bendamustine hydrochloride);

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

•                  the terms of the agreement in principle with the U.S. Attorney’s Office and the finalization of the settlement agreement and Corporate Integrity Agreement;

•                  the ongoing investigation by and discussions with the Offices of the Connecticut and Massachusetts Attorneys General and the ultimate resolution or settlement of these matters or any similar matters;

•                  our ongoing litigation matters, including litigation stemming from the settlement of the PROVIGIL patent litigation and the FENTORA patent infringement lawsuits we have filed against Watson Laboratories, Inc. and Barr Laboratories, Inc.;

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

•                  regulatory, legal or other setbacks or delays with respect to the agreement in principle with the U.S. Attorney’s Office, the proposed settlement and corporate integrity agreements related thereto, the ongoing investigations by the Offices of the Connecticut and Massachusetts Attorneys General, our settlements of the PROVIGIL patent litigation and the ongoing litigation related to such settlements and the FENTORA patent infringement lawsuits we have filed against Watson and Barr;

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

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
REVENUES:
Sales	$485,042	$435,194	$918,939	$859,073
Other revenues	7,673	12,018	16,995	25,173
	492,715	447,212	935,934	884,246

COSTS AND EXPENSES:
Cost of sales	101,318	83,166	191,234	169,712
Research and development	80,409	96,593	161,844	180,551
Selling, general and administrative	209,900	189,052	408,884	341,506
Settlement reserve	—	56,000	—	56,000
Restructuring charges	1,565	—	5,476	—
In-process research and development	—	—	10,000	—
	393,192	424,811	777,438	747,769

INCOME FROM OPERATIONS	99,523	22,401	158,496	136,477

OTHER INCOME (EXPENSE):
Interest income	4,912	8,041	11,513	14,617
Interest expense	(7,872)	(5,017)	(16,866)	(9,612)
Gain on sale of investment	—	5,791	—	5,791
Other income (expense), net	(1,543)	(1,502)	3,772	1,254
	(4,503)	7,313	(1,581)	12,050

INCOME BEFORE INCOME TAXES	95,020	29,714	156,915	148,527

INCOME TAX EXPENSE	34,952	34,022	57,996	77,650

NET INCOME (LOSS)	$60,068	$(4,308)	$98,919	$70,877

BASIC INCOME (LOSS) PER COMMON SHARE	$0.89	$(0.06)	$1.46	$1.07

DILUTED INCOME (LOSS) PER COMMON SHARE	$0.80	$(0.06)	$1.33	$0.90

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	67,777	66,445	67,721	66,127

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – ASSUMING DILUTION	74,852	66,445	74,569	78,656

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$673,371	$818,669
Investments	—	7,596
Receivables, net	338,142	276,776
Inventory, net	114,479	99,098
Deferred tax assets, net	154,381	176,619
Other current assets	47,782	43,267
Total current assets	1,328,155	1,422,025

PROPERTY AND EQUIPMENT, net	512,449	500,396
GOODWILL	484,029	476,515
INTANGIBLE ASSETS, net	793,066	817,828
DEFERRED TAX ASSETS, net	176,148	141,752
OTHER ASSETS	163,042	147,753
	$3,456,889	$3,506,269

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$823,131	$1,237,169
Accounts payable	82,265	91,437
Accrued expenses	677,911	677,184
Total current liabilities	1,583,307	2,005,790

LONG-TERM DEBT	202,834	3,788
DEFERRED TAX LIABILITIES, net	74,577	56,540
OTHER LIABILITIES	137,225	138,084
Total liabilities	1,997,943	2,204,202

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 2,500,000 shares issued, and none outstanding	—	—
Common stock, $0.01 par value, 400,000,000 and 200,000,000 shares authorized, 70,778,477 and 69,956,790 shares issued, and 67,900,743 and 67,604,187 shares outstanding	708	700
Additional paid-in capital	2,007,582	1,934,965
Treasury stock, at cost, 2,877,734 and 2,352,603 shares	(194,782)	(158,173)
Accumulated deficit	(525,209)	(624,128)
Accumulated other comprehensive income	170,647	148,703
Total stockholders’ equity	1,458,946	1,302,067
	$3,456,889	$3,506,269

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Comprehensive		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Income (Loss)	Total	Shares	Amount	Capital	Shares	Amount	Deficit	Income
BALANCE, JANUARY 1, 2008		$1,302,067	69,956,790	$700	$1,934,965	2,352,603	$(158,173)	$(624,128)	$148,703
Net income	$98,919	98,919						98,919
Foreign currency translation gain	22,017
Prior service costs and gains on retirement-related plans	(65)
Unrealized investment losses	(8)
Other comprehensive income	21,944	21,944							21,944
Comprehensive income	$120,863
Issuance of common stock upon conversion of convertible notes		235	528,259	5	230
Exercise of convertible note hedge associated with conversions of convertible notes		—			36,585	524,754	(36,585)
Stock options exercised		13,562	292,178	3	13,559
Tax benefit from equity compensation		480			480
Stock-based compensation expense		21,894	1,250	—	21,894
Treasury stock acquired		(24)				377	(24)
Other		(131)			(131)
BALANCE, JUNE 30, 2008		$1,458,946	70,778,477	$708	$2,007,582	2,877,734	$(194,782)	$(525,209)	$170,647

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$98,919	$70,877
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	(2,603)	9,490
Shortfall tax benefits from stock-based compensation	—	(198)
Depreciation and amortization	84,006	63,441
Stock-based compensation expense	21,894	24,627
Gain on sale of investment	—	(5,791)
Loss on disposals of property and equipment	1,031	—
Other	(418)	120
Changes in operating assets and liabilities:
Receivables	(56,210)	(32,715)
Inventory	(7,933)	(26,009)
Other assets	(24,027)	(15,945)
Accounts payable, accrued expenses and deferred revenues	(10,427)	14,716
Other liabilities	16,418	48,205
Net cash provided by operating activities	120,650	150,818

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(42,898)	(50,283)
Acquisition of intangible assets	(25,575)	—
Investment in third party	(6,242)	—
Proceeds from sale of investment in third party	—	12,291
Sales and maturities of available-for-sale investments	7,596	25,902
Purchases of available-for-sale investments	—	(7,862)
Net cash used for investing activities	(67,119)	(19,952)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of common stock options	13,562	66,205
Windfall tax benefits from stock-based compensation	480	8,681
Acquisition of treasury stock	(24)	(128)
Payments on and retirements of long-term debt	(215,129)	(1,959)
Net cash provided by (used for) financing activities	(201,111)	72,799

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,282	3,821

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(145,298)	207,486

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	818,669	496,512

CASH AND CASH EQUIVALENTS, END OF PERIOD	$673,371	$703,998

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Acquisition of treasury stock associated with convertible note hedge	36,585	—
Conversion of convertible notes into common stock	235	—

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

Our available-for-sale securities are reported at fair value on our consolidated balance sheet based on quoted prices in active markets for identical assets (Level 1).  As of June 30, 2008, we have no available-for-sale securities.

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

In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (“FSP APB 14-1”).  FSP APB 14-1 amends APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” requiring issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to initially record the convertible debt at a discount based on the entity’s nonconvertible debt borrowing rate and amortize the debt discount over the expected term of the debt facility.  The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Adoption is on a retrospective basis for all prior periods presented.  Upon adoption on January 1, 2009, based on our preliminary evaluation, our convertible debt liability will decrease by approximately $275 million (with a corresponding increase to equity, net of tax) and our 2009 interest expense for our convertible notes will increase by approximately $44 million (before considering capitalization of interest).

2.  RESTRUCTURING

On January 15, 2008, we announced a restructuring plan under which we intend to (i) transition manufacturing activities at our CIMA LABS INC. (“CIMA”) facility in Eden Prairie, Minnesota, to our recently expanded manufacturing facility in Salt Lake City, Utah, and (ii) consolidate at CIMA’s Brooklyn Park, Minnesota, facility certain drug delivery research and development activities currently performed in Salt Lake City. The transition of manufacturing activities and the closure of the Eden Prairie facility are expected to be completed within two to three years.  The consolidation of drug delivery research and development activities at Brooklyn Park is expected to be completed in 2008.  The plan is intended to increase efficiencies in manufacturing and research and development activities, reduce our cost structure and enhance competitiveness.

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

The estimated pre-tax costs of the plan are expected to be recognized in 2008 through 2011 and are included in the United States segment.  In addition to the costs described above, we have started to recognize pre-tax, non-cash charges associated with accelerated depreciation of plant and equipment at the Eden Prairie facility, which we expect to total approximately $18 million to $22 million.

Total charges related to the restructuring plan recognized in the consolidated statement of operations and included in the United States segment are as follows:

	Three months ended June 30, 2008	Six months ended June 30, 2008
Severance costs	$1,086	$4,894
Manufacturing and personnel transfer costs	479	582
Total restructuring charges	$1,565	$5,476

Summary of charges and spending related to the restructuring plan:

Restructuring reserves as of January 1, 2008	$—
Expenses	5,476
Payments	3,367
Restructuring reserves as of June 30, 2008	$2,109

3.  STOCK-BASED COMPENSATION

Total stock-based compensation expense recognized in the consolidated statement of operations is as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Stock option expense	$7,518	$8,818	$13,568	$16,177
Restricted stock unit expense	3,426	4,110	8,326	8,450
Total stock-based compensation expense*	$10,944	$12,928	$21,894	$24,627
Total stock-based compensation expense after-tax	$6,919	$8,183	$13,802	$15,589

* For each period presented, total stock-based compensation expense was recognized equally between research and development and selling, general and administrative expenses based on the employees’ compensation allocation between these line items.

4.  ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSE

During the first half of 2008, we recorded acquired in-process research and development expense of $10.0 million related to our license of technology in the field of oncology that is not yet approved by the FDA.

5.  INVENTORY, NET

Inventory, net consisted of the following:

	June 30, 2008
	Commercial	Pre-approval	Total
Raw materials	$28,730	$—	$28,730
Work-in-process	29,823	—	29,823
Finished goods	55,926	—	55,926
Total inventory, net	$114,479	$—	$114,479

Inventory, net included in other assets	$127,982	$—	$127,982

	December 31, 2007
	Commercial	Pre-approval	Total
Raw materials	$28,395	$—	$28,395
Work-in-process	24,053	367	24,420
Finished goods	46,283	—	46,283
Total inventory, net	$98,731	$367	$99,098

Inventory, net included in other assets	$119,978	$—	$119,978

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

In June 2007, we secured final FDA approval of NUVIGIL.  However, as we do not presently intend to launch NUVIGIL commercially until the second half of 2009, we have included net NUVIGIL inventory balances of $128.0 million and $120.0 million at June 30, 2008 and December 31, 2007, respectively, in other assets, rather than inventory.  As of June 30, we have capitalized finished goods inventory of PROVIGIL totaling $9.6 million and have commitments to purchase an additional $69.4 million of modafinil raw materials inventory from three suppliers.

6.  GOODWILL

Goodwill consisted of the following:

	United States	Europe	Total
December 31, 2007	$266,393	$210,122	$476,515
Release of pre-acquisition tax valuation allowance	—	(416)	(416)
Foreign currency translation adjustment	—	7,930	7,930
June 30, 2008	$266,393	$217,636	$484,029

We perform our annual test of impairment of goodwill as of July 1.  We are currently conducting our annual test of impairment of goodwill as of July 1, 2008 and do not expect to record an impairment charge based on our preliminary results of this annual test of impairment.

7.  INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

		June 30, 2008			December 31, 2007
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Modafinil developed technology	15 years	$99,000	$42,900	$56,100	$99,000	$39,600	$59,400
DURASOLV technology	14 years	70,000	18,870	51,130	70,000	16,435	53,565
ACTIQ marketing rights	10-12 years	83,454	49,910	33,544	83,454	46,183	37,271
GABITRIL product rights	9-15 years	107,405	58,394	49,011	107,215	54,636	52,579
TRISENOX product rights	8-13 years	113,800	27,285	86,515	113,836	22,749	91,087
VIVITROL product rights	15 years	110,000	16,500	93,500	110,000	12,833	97,167
AMRIX product rights	18 years	99,332	14,384	84,948	99,257	6,204	93,053
MYOCET trademark	20 years	193,657	24,207	169,450	194,653	19,465	175,188
Other product rights	5-20 years	303,987	135,119	168,868	269,956	111,438	158,518
		$1,180,635	$387,569	$793,066	$1,147,371	$329,543	$817,828

Intangible assets are amortized over their estimated useful economic life using the straight line method. Amortization expense was $26.8 million and $21.0 million for the three months ended June 30, 2008 and 2007, respectively, and $53.0 million and $42.0 million for the six months ended June 30, 2008 and 2007, respectively.  In June 2008, the U.S. Patent and Trademark Office issued a pharmaceutical formulation patent for AMRIX; this patent expires in February 2025.  As a result of this issuance, we have increased the estimated useful life of the AMRIX product rights from 5 to 18 years.

8.  LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30, 2008	December 31, 2007
2.0% convertible senior subordinated notes due June 1, 2015	$820,000	$820,000
Zero Coupon convertible subordinated notes first putable June 2008	—	213,564
Zero Coupon convertible subordinated notes first putable June 2010	199,941	199,806
Mortgage and building improvement loans	1,735	2,165
Capital lease obligations	2,293	2,841
Other	1,996	2,581
Total debt	1,025,965	1,240,957
Less current portion	(823,131)	(1,237,169)
Total long-term debt	$202,834	$3,788

During the second quarter of 2008, we delivered a notice of redemption to the holders of our Zero Coupon Notes first putable June 2008 (the “2008 Notes”). Prior to the redemption date, all but $0.1 million of aggregate principal amount of the 2008 Notes were converted. Holders who converted their 2008 Notes received from us an aggregate of $213.0 million in cash and 528,110 shares of our common stock, under the terms of the 2008 Notes. Concurrent with the conversion, we received from Credit Suisse First Boston (CSFB) 524,754 shares of our common stock in settlement of the convertible note hedge agreement associated with the 2008 Notes. The warrant held by CSFB and associated with the 2008 Notes expired without exercise. The $0.1 million of 2008 Notes that were not converted were redeemed by us for cash of $0.1 million.

Our convertible notes will be classified as current liabilities and presented in current portion of long-term debt on our consolidated balance sheet if our stock price is above the restricted conversion prices of $56.04 or $67.80 with respect to the 2.0% convertible senior subordinated notes due June 1, 2015 (the “2.0% Notes”) or the 2010 Zero Coupon Notes, respectively at the balance sheet date. At June 30, 2008, our stock price was $66.69, and, therefore, the 2.0% Notes are considered to be current liabilities and are presented in current portion of long-term debt on our consolidated balance sheet. At December 31, 2007, our stock price was $71.76, and, therefore, all of our convertible notes are presented in the current portion of long-term debt on our consolidated balance sheet.

In the event that a significant conversion did occur, we believe that we have the ability to fund the payment of principal amounts due through a combination of utilizing our existing cash on hand, raising money in the capital markets and selling our note hedge instruments for cash.

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

We filed each of the settlements with both the U.S. Federal Trade Commission (the “FTC”) and the Antitrust Division of the DOJ as required by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”). The FTC conducted an investigation of each of the PROVIGIL settlements and, in February 2008, filed suit against us in the U.S. District Court for the District of Columbia challenging the validity of the settlements and related agreements entered into by us with each of Teva, Mylan, Ranbaxy and Barr.  We filed a motion to transfer the case to the U.S. District Court for the Eastern District of Pennsylvania, which was granted in April 2008.  The complaint alleges a violation of Section 5(a) of the Federal Trade Commission Act and seeks to permanently enjoin us from maintaining or enforcing these agreements and from engaging in similar conduct in the future.  We believe the FTC complaint is without merit and we have filed a motion to dismiss the case.  While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

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

Separately, in June 2006, Apotex, Inc., a subsequent ANDA filer seeking FDA approval of a generic form of modafinil, filed suit against us, also in the U.S. District Court for the Eastern District of Pennsylvania, alleging similar violations of antitrust laws and state law. Apotex asserts that the PROVIGIL settlement agreements improperly prevent it from obtaining FDA approval of its ANDA, and seeks monetary and equitable remedies. Apotex also seeks a declaratory judgment that the ‘516 Patent is invalid, unenforceable and/or not infringed by its proposed generic. In late 2006, we filed a motion to dismiss the Apotex case, which is pending.  Separately, in April 2008, the Federal Court of Canada dismissed our application to prevent regulatory approval of Apotex’s generic modafinil tablets in Canada.  If Apotex ultimately launches its generic modafinil tablets in Canada, we intend to initiate a patent infringement lawsuit against Apotex at that time. We believe that the private antitrust complaints described in the preceding paragraph and the Apotex antitrust complaint are without merit. While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

In November 2005 and March 2006, we received notice that Caraco Pharmaceutical Laboratories, Ltd. and Apotex, Inc., respectively, also filed Paragraph IV ANDAs with the FDA in which each firm is seeking to market a generic form of PROVIGIL. We have not filed a patent infringement lawsuit against either Caraco or Apotex as of the filing date of this report, although Apotex has filed suit against us, as described above.  In early August 2008, we received notice that Hikma Pharmaceuticals filed a Paragraph IV ANDA with the FDA in which it is seeking to market a generic form of PROVIGIL. We have not filed a patent infringement lawsuit against Hikma Pharmaceuticals as of the filing date of this report.

U.S. Attorney’s Office and Connecticut Attorney General Investigations and Related Matters

In early November 2007, we announced that we had reached an agreement in principle with the U.S. Attorney’s Office (“USAO”) in Philadelphia and the DOJ with respect to the USAO investigation that began in September 2004.  The investigation was focused on our sales and promotional practices with respect to ACTIQ, GABITRIL and PROVIGIL.  Under this agreement, we expect to pay $425.0 million, plus interest, as part of a comprehensive settlement of all Federal and related state Medicaid claims.  In addition, we will agree to a single federal misdemeanor violation of the Federal Food, Drug and Cosmetic Act and will enter into a corporate integrity agreement with the Office of Inspector General of the U.S. Department of Health and Human Services.  The terms described above are subject to negotiation and the execution of the final settlement and corporate integrity agreements, which we believe could occur in the third quarter of 2008.  However, there can be no assurance that the settlement will be finalized on the terms or in the timeframe outlined above.

In September 2004, we announced that we had received a voluntary request for information from the Office of the Connecticut Attorney General with respect to our sales and promotional practices for ACTIQ, GABITRIL and PROVIGIL.  We are cooperating with this Office, are providing documents and other information in response to these and additional requests and are engaged in ongoing discussions with them.  In October 2007, we also received a civil demand for information from the Office of the Massachusetts Attorney General that is focused on sales and promotional practices with respect to ACTIQ and FENTORA.  We are cooperating with this request as well.  Both of these matters may involve civil penalties and/or fines. The payment of any settlement or judgment amount and/or fines could have a material adverse effect on our financial position, liquidity and results of operations.  Furthermore, it is reasonably likely that we will face future additional requests for information from other state attorneys general focused on historical sales and promotional practices for our U.S. products.  If civil penalties and/or fines were to result from such investigations, it could materially and adversely effect our financial position, liquidity and results of operations.

In late 2007, we were served with a series of putative class action complaints filed on behalf of entities that claim to have purchased ACTIQ for uses outside of the product’s approved label in non-cancer patients.  The complaints allege violations of various state consumer protection laws, as well as the violation of the common law of unjust enrichment, and seek an unspecified amount of money in actual, punitive and/or treble damages, with interest, and/or disgorgement of profits.  In May 2007, the plaintiffs filed a consolidated and amended complaint that also allege violations of RICO and conspiracy to violate RICO.  We believe the allegations in the complaint are without merit, and we intend to vigorously defend ourselves in these matters and in any similar actions that may be filed in the future.  These efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

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

FENTORA Patent Litigation

In April 2008 and June 2008, we received Paragraph IV certification letters relating to ANDAs submitted to the FDA by Watson Laboratories, Inc. and Barr Laboratories, Inc., respectively, requesting approval to market and sell a generic equivalent of FENTORA.  Both Watson and Barr allege that our U.S. Patent Numbers 6,200,604 and 6,974,590 covering FENTORA are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of the product described in their respective ANDAs.  The 6,200,604 and 6,974,590 patents cover methods of use for FENTORA and do not expire until 2019.  In June 2008 and July 2008, we and our wholly-owned subsidiary, CIMA LABS INC., filed lawsuits in U.S. District Court in Delaware against Watson and Barr for infringement of these patents.  Under the provisions of the Hatch-Waxman Act, the filing of these lawsuits stays any FDA approval of each ANDA until the earlier of a district court judgment in favor of the ANDA holder or 30 months from the date of our receipt of the respective Paragraph IV certification letter.

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

DURASOLV

In the third quarter of 2007, the U.S. Patent and Trademark Office (“PTO”) notified us that, on re-examination, it has rejected the claims in the two U.S. patents for our DURASOLV ODT technology.  We have filed notices of appeal of the PTO’s decisions.  While we intend to vigorously defend these patents, these efforts, ultimately, may not be successful.  The invalidity of the DURASOLV patents could have an adverse impact on revenues from our drug delivery business.

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

10.  COMPREHENSIVE INCOME

The components of total comprehensive income are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income (loss)	$60,068	$(4,308)	$98,919	$70,877
Foreign currency translation gains (losses)	(8,555)	11,632	22,017	17,474
Prior service costs and gains on retirement-related plans, net of tax	(36)	26	(65)	45
Unrealized investment gains (losses)	(8)	(14)	(8)	(6)
Other comprehensive income	(8,599)	11,644	21,944	17,513
Comprehensive income	$51,469	$7,336	$120,863	$88,390

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

We have entered into convertible note hedge and warrant agreements that, in combination, have the economic effect of reducing the dilutive impact of the 2.0% Notes and the New Zero Coupon Notes. SFAS No. 128, “Earnings Per Share” (“SFAS 128”), however, requires us to analyze separately the impact of the convertible note hedge and warrant agreements on diluted EPS. As a result, the purchases of the convertible note hedges are excluded because their impact will always be anti-dilutive. SFAS 128 further requires that the impact of the sale of the warrants be computed using the treasury stock method. For example, using the treasury stock method, if the average price of our stock during the period ended December 31, 2007 had been $75.00, $85.00 or $95.00, the shares from the warrants to be included in diluted EPS would have been 2.1 million, 5.0 million and 7.3 million shares, respectively. The total number of shares that could potentially be included under the warrants is 26.8 million.  As noted in Note 8, the warrants associated with the 2008 Notes expired without exercise, which would have decreased the number of shares from the warrants to be included in diluted EPS at June 30, 2008 to 2.0 million, 4.5 million and 6.5 million shares, at stock prices of $75.00, $85.00 or $95.00, respectively.

The number of shares included in the diluted EPS calculation for the convertible subordinated notes and warrants is as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Average market price per share of Cephalon stock	$65.90	$79.32	$65.25	$75.33

Shares included in diluted EPS calculation:
2.0% Notes	5,116	—	4,992	6,674
New Zero Coupon Notes	847	—	787	1,635
Warrants related to 2.0% Notes	—	—	—	1,938
Warrants related to New Zero Coupon Notes	—	—	—	307
Total (Treasury Stock Method)	5,963	—	5,779	10,554
Other (“If-Converted” Method)	6	—	6	6
Total	5,969	—	5,785	10,560

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted income per common share:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Basic income (loss) per common share computation:
Numerator:
Net income (loss) used for basic income (loss) per common share	$60,068	$(4,308)	$98,919	$70,877
Denominator:
Weighted average shares used for basic income (loss) per common share	67,777	66,445	67,721	66,127

Basic income (loss) per common share	$0.89	$(0.06)	$1.46	$1.07

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Diluted income (loss) per common share computation:
Numerator:
Net income (loss) used for basic income (loss) per common share	$60,068	$(4,308)	$98,919	$70,877
Denominator:
Weighted average shares used for basic income (loss) per common share	67,777	66,445	67,721	66,127
Effect of dilutive securities:
Convertible subordinated notes and warrants	5,969	—	5,785	10,560
Employee stock options and restricted stock units	1,106	—	1,063	1,969
Weighted average shares used for diluted income (loss) per common share	74,852	66,445	74,569	78,656

Diluted income (loss) per common share	$0.80	$(0.06)	$1.33	$0.90

The following reconciliation shows the shares excluded from the calculation of diluted income per common share as the inclusion of such shares would be anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Weighted average shares excluded:
Convertible subordinated notes and warrants	26,228	35,959	26,523	24,576
Employee stock options and restricted stock units	2,924	3,181	3,001	1,042
	29,152	39,140	29,524	25,618

12.  SEGMENT AND SUBSIDIARY INFORMATION

Revenues for the three months ended June 30:

	2008			2007
	United States	Europe	Total	United States	Europe	Total
Sales:
PROVIGIL	$218,942	$15,869	$234,811	$202,465	$11,705	$214,170
GABITRIL	14,307	2,039	16,346	12,978	3,051	16,029
CNS	233,249	17,908	251,157	215,443	14,756	230,199

ACTIQ	38,051	14,130	52,181	53,994	10,060	64,054
Generic OTFC	28,958	—	28,958	30,853	—	30,853
FENTORA	36,374	—	36,374	36,341	—	36,341
AMRIX	17,119	—	17,119	—	—	—
Pain	120,502	14,130	134,632	121,188	10,060	131,248

TREANDA	14,381	—	14,381	—	—	—
Other Oncology	4,380	25,372	29,752	4,752	18,950	23,702
Oncology	18,761	25,372	44,133	4,752	18,950	23,702

Other	13,117	42,003	55,120	12,652	37,393	50,045
Total Sales	385,629	99,413	485,042	354,035	81,159	435,194
Other Revenues	7,243	430	7,673	11,419	599	12,018
Total External Revenues	392,872	99,843	492,715	365,454	81,758	447,212
Inter-Segment Revenues	7,772	5,873	13,645	6,540	24,764	31,304
Elimination of Inter-Segment Revenues	(7,772)	(5,873)	(13,645)	(6,540)	(24,764)	(31,304)
Total Revenues	$392,872	$99,843	$492,715	$365,454	$81,758	$447,212

Revenues for the six months ended June 30:

	2008			2007
	United States	Europe	Total	United States	Europe	Total
Sales:
PROVIGIL	$417,411	$30,635	$448,046	$391,192	$24,267	$415,459
GABITRIL	25,438	4,332	29,770	26,862	5,387	32,249
CNS	442,849	34,967	477,816	418,054	29,654	447,708

ACTIQ	75,568	26,333	101,901	111,151	18,631	129,782
Generic OTFC	56,276	—	56,276	64,873	—	64,873
FENTORA	75,307	—	75,307	68,031	—	68,031
AMRIX	26,887	—	26,887	—	—	—
Pain	234,038	26,333	260,371	244,055	18,631	262,686

TREANDA	14,381	—	14,381	—	—	—
Other Oncology	9,568	47,642	57,210	8,743	38,240	46,983
Oncology	23,949	47,642	71,591	8,743	38,240	46,983

Other	26,644	82,517	109,161	25,833	75,863	101,696
Total Sales	727,480	191,459	918,939	696,685	162,388	859,073
Other Revenues	15,906	1,089	16,995	23,492	1,681	25,173
Total External Revenues	743,386	192,548	935,934	720,177	164,069	884,246
Inter-Segment Revenues	10,667	13,813	24,480	14,346	38,171	52,517
Elimination of Inter-Segment Revenues	(10,667)	(13,813)	(24,480)	(14,346)	(38,171)	(52,517)
Total Revenues	$743,386	$192,548	$935,934	$720,177	$164,069	$884,246

Income (loss) before income taxes for the three months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
United States	$101,409	$36,617	$160,692	$153,977
Europe	(6,389)	(6,903)	(3,777)	(5,450)
Total	$95,020	$29,714	$156,915	$148,527

Total assets:

	June 30, 2008	December 31, 2007*
United States	$2,394,951	$2,444,804
Europe	1,061,938	1,061,465
Total	$3,456,889	$3,506,269

* Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

13.  INCOME TAXES

The Internal Revenue Service (“IRS”) currently is examining Cephalon, Inc.’s 2003, 2004 and 2005 federal income tax returns and we have recently extended the statute of limitations related to these years to June 30, 2009. The company expects to conclude this IRS examination prior to June 30, 2009. We also remain open for examination by the IRS for 2006 and 2007. Cephalon France and Zeneus Pharma S.a.r.l. are under examination by the French Tax Authorities for 2004 and 2005, and 2003 and 2004, respectively. Cephalon Pharma Gmbh, in Germany, is under examination for 2000 to 2004. Cephalon Pharma S.L., in Spain, is under examination for 2003. Our filings in the United Kingdom remain open to examination for 2006 and 2007. In other significant foreign jurisdictions, the tax years that remain open for potential examination range from 2000 to 2007. We do not believe at this time that the results of these examinations will have a material impact on the financial statements.

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

Our most significant product is PROVIGIL® (modafinil) Tablets [C-IV], which comprised 49% of our total consolidated net sales for the six months ended June 30, 2008, of which 93% was in the U.S. market.  For the six months ended June 30, 2008, consolidated net sales of PROVIGIL increased 8% over the six months ended June 30, 2007.  PROVIGIL is indicated for the treatment of excessive sleepiness associated with narcolepsy, obstructive sleep apnea/hypopnea syndrome and shift work sleep disorder.  We co-promote PROVIGIL in the United States with our partner, Takeda Pharmaceuticals North America, Inc.  Together with our CNS field sales team, we now have approximately 900 persons focused on detailing PROVIGIL in the United States.  In June 2007, we secured final U.S. Food and Drug Administration (the “FDA”) approval of NUVIGIL® (armodafinil) Tablets [C-IV] for the same indications as PROVIGIL.  NUVIGIL is a single-isomer formulation of modafinil, the active ingredient in PROVIGIL.  The product is protected by a composition of matter patent that will expire on December 18, 2023 and covers a novel polymorphic form of armodafinil, the active pharmaceutical ingredient in NUVIGIL.  We currently intend to launch NUVIGIL in the second half of 2009.

Our two next most significant products are FENTORA® (fentanyl buccal tablet) [C-II] and ACTIQ® (oral transmucosal fentanyl citrate) [C-II] (including our generic version of ACTIQ (“generic OTFC”)).  Together, these products comprise 25% of our total consolidated net sales for the six months ended June 30, 2008, of which 89% was in the U.S. market.  In October 2006, we launched in the United States FENTORA, our next-generation proprietary pain product.  FENTORA is indicated for the management of breakthrough pain in patients with cancer who are already receiving and are tolerant to opioid therapy for their underlying persistent cancer pain.  In April 2008, we received marketing authorization from the European Commission for EFFENTORA™ for the same indication as FENTORA and expect to launch the product in specified countries in the first quarter of 2009.  We have focused our clinical strategy for FENTORA on studying the product in opioid-tolerant patients with breakthrough pain associated with chronic pain conditions, such as neuropathic pain and back pain.  In November 2007, we submitted a supplemental new drug application (“sNDA”) to the FDA seeking approval to market FENTORA for the management of breakthrough pain in opioid tolerant patients with chronic pain conditions.  The FDA held an Advisory Committee meeting on May 6, 2008 to discuss the FENTORA sNDA.  At that meeting, the Advisory Committee voted not to recommend approval of an expanded label for FENTORA for the management of breakthrough pain in opioid-tolerant patients with chronic pain conditions.  While the FDA is not bound by the advisory committee’s recommendation, the FDA takes the advisory committee’s advice into consideration when reviewing sNDA applications and we do not anticipate receiving approval of an expanded label on the September 13, 2008 action date for the FENTORA sNDA.  With respect to ACTIQ, its sales have been meaningfully eroded by the launch of FENTORA and by generic OTFC products sold since September 2006 by Barr Laboratories, Inc. and by us through our sales agent, Watson Pharmaceuticals, Inc.; we expect this erosion will continue during 2008.

In August 2007, we acquired the North American rights to AMRIX® (cyclobenzaprine hydrochloride extended-release capsules).  The FDA approved AMRIX for sale in the United States in February 2007 for short-term use as an adjunct to rest and physical therapy for relief of muscle spasm associated with acute, painful musculoskeletal conditions.  We made the product available in the United States in October 2007 and commenced a full U.S. launch in November 2007.  In February 2008, we entered into an agreement with a contract sales organization to add 120 sales representatives to our field sales team detailing AMRIX.  In June 2008, the U.S. Patent and Trademark Office issued a pharmaceutical formulation patent for AMRIX; this patent expires in February 2025.

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

As a biopharmaceutical company, our future success is highly dependent on obtaining and maintaining patent protection or regulatory exclusivity for our products and technology. We intend to vigorously defend the validity, and prevent infringement, of our patents. The loss of patent protection or regulatory exclusivity on any of our existing products, whether by third-party challenge, invalidation, circumvention, license or expiration, could materially impact our results of operations.  In late 2005 and early 2006, we entered into settlement agreements with each of Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Laboratories Limited and Barr Laboratories Inc. As part of these separate settlements, we agreed to grant to each of these parties a non-exclusive royalty-bearing license to market and sell a generic version of PROVIGIL in the United States, effective in April 2012. In February 2008, the U.S. Federal Trade Commission (“FTC”) filed suit against us in U.S. District Court for the District of Columbia challenging the validity of the settlement and related agreements.  We filed a motion to transfer the case to the U.S. District Court for the Eastern District of Pennsylvania, which was granted in April 2008.  For more information concerning these settlements, see Note 9 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Also, in April 2008 and June 2008, we received Paragraph IV certification letters relating to ANDAs submitted to the FDA by Watson Laboratories, Inc. and Barr Laboratories, Inc., respectively, requesting approval to market and sell a generic equivalent of FENTORA.  Both Watson and Barr allege that our U.S. Patent Numbers 6,200,604 and 6,974,590 covering FENTORA are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of the product described in their respective ANDAs.  The 6,200,604 and 6,974,590 patents cover methods of use for FENTORA and do not expire until 2019.  In June 2008 and July 2008, we and our wholly-owned subsidiary, CIMA LABS INC., filed lawsuits in U.S. District Court in Delaware against Watson and Barr for infringement of these patents.  Under the provisions of the Hatch-Waxman Act, the filing of these lawsuits stays any FDA approval of each ANDA until the earlier of a district court judgment in favor of the ANDA holder or 30 months from the date of our receipt of the respective Paragraph IV certification letter.

Our activities and operations are subject to significant government regulations and oversight. In early November 2007, we announced that we had reached an agreement in principle with the U.S. Attorney’s Office (“USAO”) in Philadelphia and the U.S. Department of Justice (the “DOJ”) with respect to the USAO investigation that began in September 2004.  The investigation was focused on our sales and promotional practices with respect to ACTIQ, GABITRIL® (tiagabine hydrochloride) and PROVIGIL.  Under this agreement, we expect to pay $425.0 million, plus interest, as part of a comprehensive settlement of all Federal and related state Medicaid claims.  In addition, we will agree to a single federal misdemeanor violation of the Federal Food, Drug and Cosmetic Act and enter into a corporate integrity agreement with the Office of Inspector General of the U.S. Department of Health and Human Services.  The terms described above are subject to negotiation and the execution of the final settlement and corporate integrity agreements.  There can be no assurance that the settlement will be finalized on the terms or in the timeframe outlined above.

In addition, in September 2004, we announced that we had received a voluntary request for information from the Office of the Connecticut Attorney General with respect to our sales and promotional practices for ACTIQ, GABITRIL and PROVIGIL. We are cooperating with this Office, are providing documents and other information in response to these and additional requests and are engaged in ongoing discussions with them.  In October 2007, we also received a civil demand for information from the Office of the Massachusetts Attorney General that is focused on sales and promotional practices with respect to ACTIQ and FENTORA.  We are cooperating with this request as well.  Both of these matters may involve civil penalties and/or fines. The payment of any settlement or judgment amount and/or fines could have a material adverse effect on our financial position, liquidity and results of operations.  Furthermore, it is reasonably likely that we will face future additional requests for information from other state attorneys general focused on historical sales and promotional practices for our U.S. products.  If civil penalties and/or fines were to result from such investigations, it could materially and adversely effect our financial position, liquidity and results of operations.

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

RESTRUCTURING

On January 15, 2008, we announced a restructuring plan under which we intend to (i) transition manufacturing activities at our CIMA LABS INC. (“CIMA”) facility in Eden Prairie, Minnesota, to our recently expanded manufacturing facility in Salt Lake City, Utah, and (ii) consolidate at CIMA’s Brooklyn Park, Minnesota, facility certain drug delivery research and development activities currently performed in Salt Lake City. The transition of manufacturing activities and the closure of the Eden Prairie facility are expected to be completed within two to three years.  The consolidation of drug delivery research and development activities at Brooklyn Park is expected to be completed in 2008.  The plan is intended to increase efficiencies in manufacturing and research and development activities, reduce our cost structure and enhance competitiveness.

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

The estimated pre-tax costs of the plan are expected to be recognized in 2008 through 2011 and are included in the United States segment.  In addition to the costs described above, we have started to recognize pre-tax, non-cash charges associated with accelerated depreciation of plant and equipment at the Eden Prairie facility, which we expect to total approximately $18 million to $22 million.

RESULTS OF OPERATIONS

(In thousands)

Three months ended June 30, 2008 compared to three months ended June 30, 2007:

	Three months ended June 30,
	2008			2007			% Increase (Decrease)
	United States	Europe	Total	United States	Europe	Total	United States	Europe	Total
Sales:
PROVIGIL	$218,942	$15,869	$234,811	$202,465	$11,705	$214,170	8%	36%	10%
GABITRIL	14,307	2,039	16,346	12,978	3,051	16,029	10%	(33)%	2%
CNS	233,249	17,908	251,157	215,443	14,756	230,199	8%	21%	9%

ACTIQ	38,051	14,130	52,181	53,994	10,060	64,054	(30)%	40%	(19)%
Generic OTFC	28,958	—	28,958	30,853	—	30,853	(6)%	—%	(6)%
FENTORA	36,374	—	36,374	36,341	—	36,341	0%	—%	0%
AMRIX	17,119	—	17,119	—	—	—	100%	—	100%
Pain	120,502	14,130	134,632	121,188	10,060	131,248	(1)%	40%	3%

TREANDA	14,381	—	14,381	—	—	—	100%	—%	100%
Other Oncology	4,380	25,372	29,752	4,752	18,950	23,702	(8)%	34%	26%
Oncology	18,761	25,372	44,133	4,752	18,950	23,702	295%	34%	86%

Other	13,117	42,003	55,120	12,652	37,393	50,045	4%	12%	10%
Total Sales	385,629	99,413	485,042	354,035	81,159	435,194	9%	22%	11%
Other Revenues	7,243	430	7,673	11,419	599	12,018	(37)%	(28)%	(36)%
Total Revenues	$392,872	$99,843	$492,715	$365,454	$81,758	$447,212	8%	22%	10%

Sales—In the United States, we sell our proprietary products to pharmaceutical wholesalers, the largest three of which accounted for 61% of our total consolidated gross sales for the three months ended June 30, 2008. Decisions made by these wholesalers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) can materially affect the level of our sales in any particular period and thus may not necessarily correlate to the number of prescriptions written for our products as reported by IMS Health Incorporated.

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

As of June 30, 2008, we received information from substantially all of our U.S. wholesaler customers about the levels of inventory they held for our U.S. branded products. Based on this information, which we have not independently verified, we believe that total inventory held at these wholesalers is approximately two to three weeks supply of our U.S. branded products at our current sales levels, remaining near the low end of this range at quarter end. At June 30, 2008 we believe that our generic OTFC inventory held at wholesalers and retailers is approximately three months.

For the three months ended June 30, 2008, sales were impacted by changes in the product sales allowances deducted from gross sales as described further below and by changes in the relative levels of the number of units of inventory held at wholesalers and retailers. For the three months ended June 30, 2008, total sales increased by 11% over the prior year. The other key factors that contributed to the increase in sales are summarized by product as follows:

•                  In CNS, sales of PROVIGIL increased 10 percent. Sales of PROVIGIL in the U.S. increased by 8% as a result of domestic price increases of 14% in early 2008, offset by a 3% decrease in U.S. prescriptions, according to IMS Health.  European sales of PROVIGIL increased 36% due primarily to the favorable effect of exchange rate changes and moderate increases in unit sales.

•                  In Pain, sales increased 3%, due primarily to the sales of AMRIX, which began in the fourth quarter of 2007.  Sales of ACTIQ in the United States were impacted by a domestic price increase of 17% in early 2008.  This price impact was offset by a 52% decrease in U.S. prescriptions, according to IMS Health, resulting from the continued erosion of sales due to the impact of generic competition to ACTIQ.  Sales of ACTIQ in Europe increased 40% due to increases in unit sales and the favorable effect of exchange rate changes. Sales of FENTORA remained constant, impacted by a 9% domestic price increase and an offsetting 18% decrease in prescriptions resulting from a challenging reimbursement environment and an overall decline in the rapid-onset fentanyl market.

•                  In Oncology, sales increased 86%, due primarily to the introduction of TREANDA in April 2008, while European oncology products increased 34%, due primarily to the favorable effect of exchange rate changes and moderate increases in unit sales.

Other Revenues—The decrease of 36% from period to period is primarily due to lower revenues from our collaborators including royalties, milestone payments, and fees.

Analysis of gross sales to net sales—The following table presents the product sales allowances deducted from gross sales to arrive at a net sales figure:

	Three months ended June 30,
	2008	2007	Change	%Change
Gross sales	$550,214	$488,889	$61,325	13%
Product sales allowances:
Prompt payment discounts	8,850	8,035	815	10%
Wholesaler discounts	5,918	5,143	775	15%
Returns	4,064	3,999	65	2%
Coupons	4,977	6,899	(1,922)	(28)%
Medicaid discounts	8,639	9,954	(1,315)	(13)%
Managed care and governmental contracts	32,724	19,665	13,059	66%
	65,172	53,695	11,477
Net sales	$485,042	$435,194	$49,848	11%
Product sales allowances as a percentage of gross sales	11.8%	11.0%

Prompt payment discounts and wholesaler discounts increased for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 due to the increase in sales.  Returns increased at a rate lower than the increase in gross sales as the returns requirements for pain products has decreased due to the decrease in revenues.  Coupons decreased period over period as a result of the decrease in coupon redemption activity for FENTORA.

Medicaid discounts decreased for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 due to the decrease in utilization of pain products under Medicaid.  Managed care and governmental contracts increased for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 due to additional rebates for certain managed care and governmental programs, particularly with respect to sales of PROVIGIL and generic OTFC.  In addition, during the three months ended June 30, 2008, we recognized a reserve of $4.3 million for amounts payable to the U.S. Department of Defense (“DoD”) under the new Tricare program effective January 28, 2008.  In the future, we expect product sales allowances as a percentage of gross sales to trend upward due to the impact of potential future price increases on Medicaid discounts and potential increases related to Medicaid, managed care and governmental contracts sales.

	Three months ended June 30,
	2008	2007	Change	% Change
Costs and expenses:
Cost of sales	$101,318	$83,166	$18,152	22%
Research and development	80,409	96,593	(16,184)	(17)%
Selling, general and administrative	209,900	189,052	20,848	11%
Restructuring charges	1,565	—	1,565	100%
Settlement reserve	—	56,000	(56,000)	(100)%
	$393,192	$424,811	$(31,619)	(7)%

Cost of Sales—The cost of sales was 20.9% of net sales for the three months ended June 30, 2008 and 19.1% of net sales for the three months ended June 30, 2007. This increase resulted from an additional $5.8 million (1.2% of net sales) of amortization expense related primarily to AMRIX and TREANDA products rights.  In addition, we recorded accelerated depreciation charges of $2.1 million (0.4% of net sales) within cost of sales in the second quarter of 2008 related to restructuring.

Research and Development Expenses—Research and development expenses decreased $16.2 million, or 17%, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. This decrease is primarily attributable to the recognition of $16.5 million in up-front payments related to rights acquired to certain developmental stage products in 2007.  For the three months ended June 30, 2008 and 2007, we recognized $5.1 million and $4.9 million, respectively, of depreciation expense included in research and development expenses.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $20.8 million, or 11%, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, primarily due to increased selling and marketing spending on the promotion of PROVIGIL, AMRIX and TREANDA, offset by a decrease in promotional spending on FENTORA.  For the three months ended June 30, 2008 and 2007, we recognized $5.2 million and $3.4 million, respectively, of depreciation expense included in selling, general and administrative expenses.

Restructuring charges—For the three months ended June 30, 2008, we recorded $1.6 million related to our restructuring plan to consolidate certain manufacturing and research and development activities within our U.S. locations.  These charges primarily consist of severance payments and accruals for employees who have or are expected to be terminated as a result of this restructuring plan.

Settlement reserve – For the three months ended June 30, 2007, we established a reserve of $56.0 million related to our estimate of the minimum liability stemming from the resolution of the investigation by the U.S. Attorney’s Office.  See Note 9 to the Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

	Three months ended
	June 30,
	2008	2007	Change	% Change
Other income (expense):
Interest income	$4,912	$8,041	$(3,129)	(39)%
Interest expense	(7,872)	(5,017)	(2,855)	57%
Gain on sale of investment	—	5,791	(5,791)	(100)%
Other income (expense), net	(1,543)	(1,502)	(41)	3%
	$(4,503)	$7,313	$(11,816)	(162)%

Other Income (Expense)—Other income (expense) decreased $11.8 million, or 162%, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The decrease was attributable to the following factors:

•     a $3.1 million decrease in interest income, primarily due to lower U.S. average interest rates offset by higher average investment business.

•     a $2.9 million increase in interest expense, primarily due to the recognition of $3.8 million of estimated accrued interest related to the agreement in principal with the U.S. Attorney’s Office.

•      a $5.8 million gain on the sale of an investment in a privately held company in 2007.

	Three months ended
	June 30,
	2008	2007	Change	% Change
Income tax expense	$34,952	$34,022	$930	3%

Income Taxes—For the three months ended June 30, 2008, we recognized $35.0 million of income tax expense on income before income taxes of $95.0 million, resulting in an overall effective tax rate of 36.8 percent. This compared to income tax expense for the three months ended June 30, 2007 of $34.0 million on income before income taxes of $29.7 million, resulting in an effective tax rate of 114.5%, as we did not recognize a tax benefit for the $56.0 million U.S. Attorney’s Office settlement reserve recorded in the quarter due to the uncertainty associated with the tax treatment of any potential settlement.

Six months ended June 30, 2008 compared to six months ended June 30, 2007:

	Six months ended June 30,
	2008			2007			% Increase (Decrease)
	United States	Europe	Total	United States	Europe	Total	United States	Europe	Total
Sales:
PROVIGIL	$417,411	$30,635	$448,046	$391,192	$24,267	$415,459	7%	26%	8%
GABITRIL	25,438	4,332	29,770	26,862	5,387	32,249	(5)%	(20)%	(8)%
CNS	442,849	34,967	477,816	418,054	29,654	447,708	6%	18%	7%

ACTIQ	75,568	26,333	101,901	111,151	18,631	129,782	(32)%	41%	(21)%
Generic OTFC	56,276	—	56,276	64,873	—	64,873	(13)%	—%	(13)%
FENTORA	75,307	—	75,307	68,031	—	68,031	11%	—%	11%
AMRIX	26,887	—	26,887	—	—	—	100%	—%	100%
Pain	234,038	26,333	260,371	244,055	18,631	262,686	(4)%	41%	(1)%

TREANDA	14,381	—	14,381	—	—	—	100%	—	100%
Other Oncology	9,568	47,642	57,210	8,743	38,240	46,983	9%	25%	22%
Oncology	23,949	47,642	71,591	8,743	38,240	46,983	174%	25%	52%

Other	26,644	82,517	109,161	25,833	75,863	101,696	3%	9%	7%
Total Sales	727,480	191,459	918,939	696,685	162,388	859,073	4%	18%	7%
Other Revenues	15,906	1,089	16,995	23,492	1,681	25,173	(32)%	(35)%	(32)%
Total Revenues	$743,386	$192,548	$935,934	$720,177	$164,069	$884,246	3%	17%	6%

Sales—For the six months ended June 30, 2008, sales were impacted by changes in the product sales allowances deducted from gross sales as described further below and by changes in the relative levels of the number of units of inventory held at wholesalers and retailers. For the six months ended June 30, 2008, total sales increased by 7% over the prior year. The other key factors that contributed to the increase in sales are summarized by product as follows:

•     In CNS, sales of PROVIGIL increased 8 percent. Sales of PROVIGIL in the U.S. increased 7%, due to domestic price increases of approximately 14%, resulting in an average price increase of 6% from period to period, offset by a 1% decrease in U.S. prescriptions, according to IMS Health.  European sales of PROVIGIL increased 26% due primarily to the favorable effects of exchange rate changes and  moderate increases in unit sales.

•     In Pain, sales decreased 1 percent. Sales of ACTIQ were impacted by an increase in domestic prices of approximately 13% from period to period, offset by an 55% decrease in U.S. prescriptions, according to IMS Health, resulting from the continued erosion of sales due to the introduction of generic competition to ACTIQ. Sales of generic OTFC decreased 13% due to an 11% decrease in prescriptions according to IMS Health.  Sales of FENTORA increased 11% due primarily to a 9% domestic price increase in 2008.  AMRIX sales, which began in the fourth quarter of 2007, were $26.9 million.  During the remainder of 2008, while we expect continued growth from AMRIX, we expect overall sales of our other Pain products to decrease compared to the same period in 2007 and the first half of 2008 based on a shift in market share from ACTIQ to generic OTFC.

•     In Oncology, sales increased 52 percent. U.S. sales increased due to sales of TREANDA, which began in April 2008.  Sales of our European oncology products increased 25%, due primarily to the favorable effect of exchange rate changes and moderate increases in unit sales.

Other Revenues—The decrease of 32% from period to period is primarily due to a decrease in revenues from our collaborators including royalties, milestone payments and fees.

Analysis of gross sales to net sales—The following table presents the product sales allowances deducted from gross sales to arrive at a net sales figure:

	Six months ended June 30,
	2008	2007	Change	% Change
Gross sales	$1,037,960	$964,938	$73,022	8%
Product sales allowances:
Prompt payment discounts	16,798	15,858	940	6%
Wholesaler discounts	5,920	10,350	(4,430)	(43)%
Returns	10,155	11,856	(1,701)	(14)%
Coupons	11,176	11,182	(6)	—%
Medicaid discounts	17,821	18,629	(808)	(4)%
Managed care and governmental contracts	57,151	37,990	19,161	50%
	119,021	105,865	13,156
Net sales	$918,939	$859,073	$59,866	7%
Product sales allowances as a percentage of gross sales	11.5%	11.0%

Prompt payment discounts increased for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 due to the increase in sales, the timing of discounts granted and level of discounts taken; prompt payment discounts are generally granted at 2.0% of sales. Wholesaler discounts decreased period over period because price increases in the first half of 2008 produced wholesaler credits that partially offset the wholesaler discounts that would have been recorded for that same period.

Medicaid discounts decreased for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 due to the lower sales and Medicaid utilization of our Pain products, especially branded ACTIQ.  Managed care and governmental contracts increased for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 due to additional rebates for certain managed care and governmental programs, particularly with respect to sales of PROVIGIL and our generic OTFC product. In addition, we recognized a reserve of $7.6 million as of June 30, 2008 for amounts payable to the U.S. Department of Defense (“DoD”) under the new Tricare program effective January 28, 2008.  In the future, we expect product sales allowances as a percentage of gross sales to trend upward due to the impact of potential future price increases on Medicaid discounts and potential increases related to Medicaid, Medicare Part D, managed care and governmental contracts sales.

	Six months ended June 30,
	2008	2007	Change	% Change
Costs and expenses:
Cost of sales	$191,234	$169,712	$21,522	13%
Research and development	161,844	180,551	(18,707)	(10)%
Selling, general and administrative	408,884	341,506	67,378	20%
Restructuring charge	5,476	—	5,476	100%
Settlement reserve	—	56,000	(56,000)	(100)%
Impairment charge	10,000	—	10,000	100%
	$777,438	$747,769	$29,669	4%

Cost of Sales—The cost of sales was 20.8% of net sales for the six months ended June 30, 2008 and 19.8% of net sales for the six months ended June 30, 2007. This increase is primarily due to an increase in amortization expense of $11.0 million (1.2% of net sales) due primarily to the amortization recognized for AMRIX and TREANDA products rights.  In addition, we recorded accelerated depreciation charges of $3.8 million (0.4% of net sales) within cost of sales in the first half of 2008 related to restructuring.  The increase was partially offset by a charge of $3.5 million (0.4% of net sales) in the first quarter of 2007 for the termination of a materials supply agreement.

Research and Development Expenses—Research and development expenses decreased $18.7 million, or 10%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. For the six months ended June 30, 2007, we recognized $26.5 million in up-front payments related to rights acquired to certain development stage products, as compared to $6.0 million for the six months ended June 30, 2008.  For the six months ended June 30, 2008 and 2007, we recognized $10.1 million and $10.2 million, respectively, of depreciation expense included in research and development expenses.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $67.3 million, or 20%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.  Other general and administrative expenses increased for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 due to increased selling expenses associated with PROVIGIL, AMRIX, and TREANDA and the cessation of the reimbursement of expenses from Alkermes related to the promotion of VIVITROL, offset by a decrease in promotional spending on FENTORA.  For the six months ended June 30, 2008 and 2007, we recognized $9.7 million and $6.8 million, respectively, of depreciation expense included in selling general and administrative expenses.

Settlement Reserve—For the six months ended June 30, 2007 we established a reserve of $56.0 million related to our estimate of the minimum liability stemming from the resolution of the investigations by the U.S. Attorney’s Office.  See Note 9 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Acquired in-process research and development—For the six months ended June 30, 2008, we recorded acquired in-process research and development of $10 million related to our license of technology in the field of oncology.

Restructuring charges—For the six months ended June 30, 2008, we recorded $5.5 million related to our restructuring plan to consolidate certain manufacturing and research and development activities within our U.S. locations.  These charges primarily consist of severance payments and accruals for employees who have or are expected to be terminated as a result of this restructuring plan.

	Six months ended June 30,
	2008	2007	Change	% Change
Other income (expense):
Interest income	$11,513	$14,617	$(3,104)	(21)%
Interest expense	(16,866)	(9,612)	(7,254)	75%
Gain on sale of investment	—	5,791	(5,791)	(100)%
Other income (expense), net	3,772	1,254	2,518	201%
	$(1,581)	$12,050	$(13,631)	(113)%

Other Income (Expense)—Other income (expense) decreased $13.6 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The decrease was attributable to the following factors:

•                  a $3.1 million decrease in interest income due to lower investment returns and offset by higher average investment balances.

•                  a $7.3 million increase in interest expense due to the recognition of $7.5 million of estimated accrued interest related to the agreement with the U.S. Attorney’s Office.

•                  a $5.8 million gain on the sale of an investment in a privately-held company in 2007.

	Six months ended June 30,
	2008	2007	Change	% Change
Income tax expense	$57,996	$77,650	$(19,654)	(25)%

Income Taxes—For the six months ended June 30, 2008 we recognized $58.0 million of income tax expense on income before income taxes of $156.9 million, resulting in an overall effective tax rate of 37.0 percent.  This compared to income tax expense for the six months ended June 30, 2007 of $77.7 million on income before income taxes of $148.5 million, resulting in an effective tax rate of 52.3 percent.  During the second quarter of 2007, Cephalon did not recognize a tax benefit for the $56.0 million U.S. Attorney’s Office settlement reserve due to the uncertainty associated with the tax treatment of any potential settlement.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands)

Cash, cash equivalents and investments at June 30, 2008 were $673.4 million, representing 19% of total assets, compared to $826.3 million, representing 24% of total assets at December 31, 2007. During the second quarter of 2008, we paid $213.1 million upon conversion and redemption of our 2008 Zero Coupon Convertible Notes.

Our working capital deficit, which is calculated as current assets less current liabilities, was $255.2 million at June 30, 2008 compared to $583.8 million at December 31, 2007.  Our convertible notes contain conversion terms that will impact whether these notes are classified as current or long-term liabilities and consequently affect our working capital position. At June 30, 2008 and December 31, 2007, $820.0 million and $1,233.7 million, respectively, of our convertible subordinated notes were convertible into cash and shares of common stock and were therefore classified as current liabilities on our consolidated balance sheets.

The change in cash and cash equivalents is as follows:

	Six months ended
	June 30,
	2008	2007
Net cash provided by operating activities	$120,650	$150,818
Net cash used for investing activities	(67,119)	(19,952)
Net cash (used for) provided by financing activities	(201,111)	72,799
Effect of exchange rate changes on cash and cash equivalents	2,282	3,821
Net (decrease) increase in cash and cash equivalents	$(145,298)	$207,486

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

For the six months ended June 30, 2008 and 2007, we made capital expenditures of $42.9 million and $50.3 million, respectively. Significant expenditures include the expansion and improvement of our facilities and our worldwide implementation of SAP®.  A payment of $25 million initiated in March 2008 upon FDA approval of TREANDA was capitalized as an intangible asset and will be amortized over the useful life of the product.  During the second quarter of 2008, we made an equity investment of $6.2 million in a privately-held pharmaceutical company.  These uses of cash were partially offset by cash provided from sales and maturities of our investment portfolio. As of June 30, 2008, all available-for-sale instruments in our investment portfolio have been sold or have matured and the corresponding proceeds have been transferred into liquid cash equivalents with original maturities of three months or less from the date of purchase. Additionally, in June 2007, we received cash proceeds of $12.3 million on the sale of an investment in a privately-held company and recorded the related gain of $5.8 million in other income.

Net Cash (Used for) Provided by Financing Activities

Financing activities for the periods presented above primarily relate to proceeds from stock option exercises and payments on long-term debt.

Proceeds from exercises of stock options were $13.6 million and $66.2 million for the six months ended June 30, 2008 and 2007, respectively. During the second quarter of 2008, we paid $213.1 million upon conversion or redemption of our 2008 Zero Coupon Convertible Notes.

Commitments and Contingencies

-Other Commitments and Contingencies

There have been no material changes to the Contractual Obligations Table, presented in our Annual Report on Form 10-K for the year ended December 31, 2007.  The table excludes unrecognized tax benefits, which totaled $79.6 million as of January 1, 2008 and $90.1 million as of June 30, 2008.  During the twelve months ending June 30, 2009, the Company expects to make $7.1 million cash tax payments related to unrecognized tax benefits recorded at June 30, 2008.

Outlook

We expect to use our cash, cash equivalents and investments for working capital and general corporate purposes, including the payment, as early as the third quarter of 2008, of the $425.0 million settlement, plus interest, with the U.S. Attorney’s Office, acquisition of businesses, products, product rights, or technologies, the settlement of outstanding litigation or the resolution, if any, of the ongoing investigations by the Connecticut and Massachusetts Attorneys General described above, the payment of contractual obligations, including scheduled interest payments on our convertible notes and regulatory or sales milestones that may become due, and/or the purchase, redemption or retirement of our convertible notes. However, we expect that sales of our currently marketed products should allow us to continue to generate positive cash flow from operations in 2008. At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth in 2009 and beyond, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our near-term product candidates.

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

Marketed Products and Product Candidates

Continued sales growth of PROVIGIL depends, in part, on the continued effectiveness of the various settlement agreements we entered into in late 2005 and early 2006, as well as our maintenance of protection in the United States and abroad of the modafinil particle-size patent until at least 2012.  During 2007 and continuing in the first half of 2008, we experienced a decline in prescription growth of PROVIGIL.  We have undertaken a number of initiatives, including changes to our sales force and the initiation of direct-to-consumer print and web-based advertising, designed to stimulate moderate volume growth of prescriptions.  Finally, growth of our modafinil-based product sales in the future may depend in part on our ability to successfully launch NUVIGIL in the second half of 2009.

The growth of our pain franchise depends in large part on our ability to successfully market FENTORA within its current indication and to secure FDA approval of a broader labeled indication for the product outside of breakthrough cancer pain.  On May 6, 2008, a Joint Advisory Committee to the FDA voted not to recommend approval of an expanded label for

FENTORA for the management of breakthrough pain in opioid-tolerant patients with chronic pain conditions.  While the FDA is not bound by the advisory committee’s recommendation, the FDA takes the advisory committee’s advice into consideration when reviewing sNDA applications and we do not anticipate received approval of an expanded label on the September 13, 2008 action date.  Growth of FENTORA sales also will depend on the strength of the patent covering the product, particularly in light of the ANDAs filed by Watson and Barr.  Sales of our other pain product, ACTIQ, have been meaningfully eroded by the launch of FENTORA and by generic competition since September 2006 and we expect this erosion will continue during 2008. In addition, sales of our own generic OTFC could be significantly impacted by the entrance into the market of additional generic OTFC products, which could occur at any time.

Our future growth also depends, in part, on our ability to achieve continued sales growth with AMRIX and TREANDA in CLL, which we launched in October 2007 and April 2008, respectively, and to secure FDA approval in 2008 of TREANDA for the treatment of patients with indolent B-cell NHL who have progressed during or following treatment with rituximab or a rituximab-containing regimen.

Clinical Studies

Over the past few years, we have incurred significant expenditures related to conducting clinical studies to develop new pharmaceutical products and exploring the utility of our existing products in treating disorders beyond those currently approved in their respective labels. In 2008 and 2009, we expect to continue to incur significant levels of research and development expenditures. We also expect to continue or begin a number of significant clinical programs including, among others: possible studies of TREANDA as a first-line treatment for NHL and for the treatment of multiple myeloma; a Phase 3 program evaluating CEP-701 for the treatment of acute myelogenous leukemia and other possible studies in patients with myeloproliferative disorder; and clinical programs with NUVIGIL focused on excessive sleepiness associated with jet lag disorder, traumatic brain injury, adjunctive treatment to atypical anti-psychotics in schizophrenia patients, and bi-polar depression. We may seek to mitigate the risk in, and expense of, our research and development programs by entering into collaborative arrangements with third parties. However, we intend to retain a portion of the commercial rights to these programs and, as a result, we still expect to spend significant funds on our share of the cost of these programs, including the costs of research, preclinical development, clinical research and manufacturing.

Manufacturing, Selling and Marketing Efforts

During 2008, we expect to continue to incur significant expenditures associated with manufacturing, selling and marketing our products. We expect to continue in-process capital expenditure projects at our research and development facilities in France and West Chester, Pennsylvania.  We also expect to begin in 2008 a capital expenditure project related to the transfer of manufacturing activities from our facility in Eden Prairie, Minnesota to our facility in Salt Lake City Utah; we expect this transfer to be completed by 2010 or 2011.  The aggregate amount of our sales and marketing expenses in 2008 is expected to be higher than that incurred in 2007, primarily as a result of higher expenses associated with our promotional efforts related to PROVIGIL and AMRIX and launch expenses associated with TREANDA and pre-launch expenses associated with NUVIGIL.

Over the past few years, we have been developing a manufacturing process for the active pharmaceutical ingredient in NUVIGIL that is more cost effective than our prior process of separating modafinil into armodafinil.  As a result of our plan to manufacture armodafinil in the future using this new process and our decision to launch NUVIGIL in 2009, we currently are assessing the potential impact of these items on certain of our existing agreements to purchase modafinil.  Under these contracts, we have agreed to purchase minimum amounts of modafinil through 2012, with aggregate purchase commitments totaling $69.4 million as of June 30, 2008.  We also are considering options related to our manufacturing facility in Mitry-Mory, France where we produce modafinil, including potentially securing third party manufacturing contracts to increasing utilization at the plant or selling or closing the facility.  As of June 30, 2008, we had $44.0 million of property and equipment related to the Mitry-Mory facility included on our balance sheet.  The outcome of these assessments could have a negative impact on the results of operations in future periods.

Indebtedness

We have significant indebtedness outstanding, consisting principally of indebtedness on convertible subordinated notes. The following table summarizes the principal terms of our most significant convertible subordinated notes outstanding as of June 30, 2008:

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

*                 Stated conversion prices as per the terms of the notes. However, each convertible note contains certain terms restricting a holder’s ability to convert the notes, including that a holder may only convert if the closing price of our stock on the day prior to conversion is higher than $56.04 or $67.80 with respect to the 2.0% Notes or the 2010 Zero Coupon Notes, respectively. For a more complete description of these notes, including the associated convertible note hedge, see Note 11 to our Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007.

As of June 30, 2008, our stock price was $66.69, and therefore only the 2.0% Notes were convertible as of June 30, 2008.  Under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. As of the filing date of this Quarterly Report on Form 10-Q, we do not have available cash, cash equivalents and investments sufficient to repay these convertible notes, if presented. In addition, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time. If we do not have sufficient funds available to repay any principal balance of notes presented for conversion, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

The 2.0% Notes have been classified as current liabilities on our consolidated balance sheet as of June 30, 2008.  We believe that the share price of our common stock would have to significantly increase over the market price as of the filing date of this report before the fair value of our convertible notes would be less than the value of the common stock shares underlying the notes.  As such, we believe it is highly unlikely that holders of the 2.0% Notes or the 2010 Zero Coupon Notes, if the restricted conversion prices were met, would present significant amounts of such notes for conversion under the current terms. In the unlikely event that a significant conversion did occur, we believe that we have the ability to raise sufficient cash to repay the principal amounts due through a combination of utilizing our existing cash on hand, raising money in the capital markets or selling our note hedge instruments for cash.

The annual interest payments on our convertible notes outstanding as of June 30, 2008 are $16.4 million, payable semi-annually on June 1 and December 1. In the future, we may agree to exchanges of the notes for shares of our common stock or debt, or may determine to use a portion of our existing cash on hand to purchase or retire all or a portion of the outstanding convertible notes.

Our 2.0% Notes and 2010 Zero Coupon Notes each are considered Instrument C securities as defined by EITF 90-19; therefore, these notes are included in the dilutive earnings per share calculation using the treasury stock method. Under the treasury stock method, we must calculate the number of shares issuable under the terms of these notes based on the average market price of our common stock during the period, and include that number in the total diluted shares figure for the period. At the time we sold our 2.0% Notes and Zero Coupon Notes we entered into convertible note hedge and warrant agreements that together are intended to have the economic effect of reducing the net number of shares that will be issued upon conversion of the notes by increasing the effective conversion price for these notes, from our perspective, to $67.92 and $72.08, respectively. However, from an accounting principles generally accepted in the United States of America (“U.S. GAAP”) perspective, Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“SFAS 128”) considers only the impact of the convertible notes and the warrant agreements; since the impact of the convertible note hedge agreements is always anti-dilutive, SFAS 128 requires that we exclude from the calculation of fully diluted shares the number of shares of our common stock that we would receive from the counterparties to these agreements upon settlement.

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

Share Price	Convertible Notes Shares	Warrant Shares	Total Treasury Stock Method Incremental Shares(1)	Shares Due to Cephalon under Note Hedge	Incremental Shares Issued by Cephalon upon Conversion(2)
$65.00	5,406	—	5,406	(5,406)	—
$75.00	7,498	1,998	9,496	(7,498)	1,998
$85.00	9,097	4,496	13,593	(9,097)	4,496
$95.00	10,359	6,468	16,827	(10,359)	6,468
$105.00	11,381	8,065	19,446	(11,381)	8,065

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. GAAP.

(2)	Represents the number of incremental shares to be issued by us upon conversion of the convertible notes, assuming concurrent settlement of the convertible note hedges and warrants.

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

The following table summarizes activity in each of the above categories for the six months ended June 30, 2008:

(In thousands)	Prompt Payment Discounts	Wholesaler Discounts	Returns*	Coupons	Medicaid Discounts	Managed Care & Governmental Contracts	Total
Balance at January 1, 2008	$(3,082)	$(6,449)	$(25,335)	$(7,253)	$(19,883)	$(24,264)	$(86,266)

Provision:
Current period	(16,798)	(5,922)	(10,155)	(11,284)	(17,672)	(57,560)	(119,391)
Prior periods	—	2	—	108	(149)	409	370
Total	(16,798)	(5,920)	(10,155)	(11,176)	(17,821)	(57,151)	(119,021)

Actual:
Current period	13,004	4	—	3,606	—	23,757	40,371
Prior periods	3,082	6,447	9,843	7,144	18,626	22,892	68,034
Total	16,086	6,451	9,843	10,750	18,626	46,649	108,405
Balance at June 30, 2008	$(3,794)	$(5,918)	$(25,647)	$(7,679)	$(19,078)	$(34,766)	$(96,882)

*                    Given our return goods policy, we assume that all returns in a current year relate to prior period sales.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign currency exchange risk related to our operations in European subsidiaries that have transactions, assets, and liabilities denominated in foreign currencies that are translated into U.S. dollars for consolidated financial reporting purposes. Historically, we have not hedged any of these foreign currency exchange risks. For the three months ended June 30, 2008, an average 10% weakening of the U.S. dollar relative to the currencies in which our European subsidiaries operate would have resulted in an increase of $9.9 million in reported total revenues and a corresponding increase in reported expenses. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not assume any changes in the level of operations of our European subsidiaries.

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

A significant portion of our revenue is derived from our two largest products, and our future success will depend on the continued acceptance of PROVIGIL and FENTORA and the growth of AMRIX and TREANDA.

For the six months ended June 30, 2008, approximately 49% and 17% of our total consolidated net sales were derived from sales of PROVIGIL and ACTIQ (including our generic OTFC product), respectively. With respect to PROVIGIL, we cannot be certain that it will continue to be accepted in its market.  In September 2006, Barr entered the market with generic OTFC.  Since that time, we have experienced meaningful erosion of branded ACTIQ sales in the United States and we expect this erosion will continue during the remainder of 2008. In addition, sales of our own generic OTFC product could be significantly impacted by the entrance into the market of additional generic OTFC products, which could occur at any time.

To counter the impact from existing and potential generic competition, we will need FENTORA, our next-generation pain product launched in October 2006, to continue to be accepted in the market.  In September 2007, we issued a letter to healthcare professionals to clarify the appropriate patient selection, dosage and administration for FENTORA, following reports of serious adverse events in connection with the use of the product.  We also are working with FDA and expect to implement a new risk management program for FENTORA intended to ensure appropriate prescribing and use of this product.  It is possible that this program could have a negative impact on FENTORA prescription growth.  If FDA recommends that a similar program be applied to ACTIQ and generic OTFC, it is possible that prescriptions of these products also could be impacted.

For sales to grow over the next several years, we will need our two newest products, AMRIX and TREANDA, to achieve projected levels of growth.  Specifically, the following factors, among others, could affect the level of market acceptance of these products, as well as PROVIGIL, FENTORA and ACTIQ:

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

Any adverse developments with respect to the sale or use of these products could significantly reduce our product revenues and have a material adverse effect on our ability to generate net income and positive net cash flow from operations.

We may be unsuccessful in our efforts to obtain regulatory approval for new products or for new formulations of our existing products, which would significantly hamper future sales and earnings growth.

Our long-term prospects, particularly with respect to the growth of our future sales and earnings, depend to a large extent on our ability to obtain FDA approvals of new product candidates such as TREANDA for NHL or of expanded indications of our existing products such as FENTORA and NUVIGIL. On May 6, 2008, a Joint Advisory Committee to the FDA voted not to recommend approval of an expanded label for FENTORA for the management of breakthrough pain in opioid-tolerant patients with chronic pain conditions.  While the FDA is not bound by the advisory committee’s recommendation, the FDA takes the advisory committee’s advice into consideration when reviewing sNDA applications and we do not anticipate receiving approval of an expanded label on the September 13, 2008 action date for the FENTORA sNDA. We are continuing to work with FDA and expect to implement a new risk management program for FENTORA that is intended to ensure appropriate prescribing and use of this product and to provide a potential avenue for approval of the FENTORA sNDA in 2009.  There can be no assurance that our applications to market these and other product candidates will be submitted or reviewed in a timely manner or that the FDA will approve the product candidates on the basis of the data contained in the applications.  Even if approval is granted to market a product candidate, there can be no assurance that we will be able to successfully commercialize the product in the marketplace or achieve a profitable level of sales.

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

Separately, in June 2006, Apotex, Inc., a subsequent ANDA filer seeking FDA approval of a generic form of modafinil, filed suit against us, also in the U.S. District Court for the Eastern District of Pennsylvania, alleging similar violations of antitrust laws and state law. Apotex asserts that the PROVIGIL settlement agreements improperly prevent it from obtaining FDA approval of its ANDA, and seeks monetary and equitable remedies. Apotex also seeks a declaratory judgment that the ‘516 Patent is invalid, unenforceable and/or not infringed by its proposed generic. In late 2006, we filed a motion to dismiss the Apotex case, which is pending. Separately, in April 2008, the Federal Court of Canada dismissed our application to prevent regulatory approval of Apotex’s generic modafinil tablets in Canada.  If Apotex ultimately launches its generic modafinil tablets in Canada, we intend to initiate a patent infringement lawsuit against Apotex at that time.  We believe that the private antitrust complaints described in the preceding paragraph and the Apotex antitrust complaint are without merit. While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

In November 2005 and March 2006, we received notice that Caraco Pharmaceutical Laboratories, Ltd. and Apotex, Inc., respectively, also filed Paragraph IV ANDAs with the FDA in which each firm is seeking to market a generic form of PROVIGIL. We have not filed patent infringement lawsuits against either Caraco or Apotex as of the filing date of this report, although Apotex has filed suit against us, as described above.  In early August 2008, we received notice that Hikma Pharmaceuticals filed a Paragraph IV ANDA with the FDA in which it is seeking to market a generic form of PROVIGIL. We have not filed a patent infringement lawsuit against Hikma Pharmaceuticals as of the filing date of this report.

DURASOLV

In the third quarter of 2007, the PTO notified us that, on re-examination, it has rejected the claims in the two U.S. patents for our DURASOLV ODT technology.  We have filed notices of appeal of the PTO’s decisions.  While we intend to vigorously defend these patents, these efforts, ultimately, may not be successful.  The invalidity of the DURASOLV patents could have an adverse impact on revenues from our drug delivery business.

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

FENTORA

In April 2008 and June 2008, we received Paragraph IV certification letters relating to ANDAs submitted to the FDA by Watson Laboratories, Inc. and Barr Laboratories, Inc., respectively, requesting approval to market and sell a generic equivalent of FENTORA.  Both Watson and Barr allege that our U.S. Patent Numbers 6,200,604 and 6,974,590 covering FENTORA are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of the product described in their respective ANDAs.  The 6,200,604 and 6,974,590 patents cover methods of use for FENTORA and do not expire until 2019.  In June 2008 and July 2008, we and our wholly-owned subsidiary, CIMA LABS INC., filed lawsuits in U.S. District Court in Delaware against Watson and Barr for infringement of these patents.  Under the provisions of the Hatch-Waxman Act, the filing of these lawsuits stays any FDA approval of each ANDA until the earlier of a district court judgment in favor of the ANDA holder or 30 months from the date of our receipt of the respective Paragraph IV certification letter.

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

In early November 2007, we announced that we had reached an agreement in principle with the USAO in Philadelphia and the DOJ with respect to the USAO investigation that began in September 2004.  The investigation was focused on our sales and promotional practices with respect to ACTIQ, GABITRIL and PROVIGIL.  Under this agreement, we expect to pay $425.0 million, plus interest, as part of a comprehensive settlement of all Federal and related state Medicaid claims.  In addition, we will agree to a single federal misdemeanor violation of the Federal Food, Drug and Cosmetic Act and enter into a corporate integrity agreement with the Office of Inspector General of the U.S. Department of Health and Human Services.  The terms described above are subject to negotiation and the execution of the final settlement and corporate integrity agreements.  There can be no assurance that the settlement will be finalized on the terms or in the timeframe outlined above.

In September 2004, we announced that we had received a voluntary request for information from the Office of the Connecticut Attorney General with respect to our sales and promotional practices for ACTIQ, GABITRIL and PROVIGIL.  We are cooperating with this Office, are providing documents and other information in response to these and additional requests and are engaged in ongoing discussions with them.  In October 2007, we also received a civil demand for information from the Office of the Massachusetts Attorney General that is focused on sales and promotional practices with respect to ACTIQ, FENTORA and certain of our other products.  We are cooperating with this request.  Both of these matters may involve civil penalties and/or fines. The payment of any settlement or judgment amount and/or fines could have a material adverse effect on our financial position, liquidity and results of operations.  Furthermore, it is reasonably likely that we will face future additional requests for information from other state attorneys general focused on historical sales and promotional practices for our U.S. products.  If civil penalties and/or fines were to result from such investigations, it could materially and adversely effect our financial position, liquidity and results of operations.

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

In May 2007, the plaintiffs filed a consolidated and amended complaint that also allege violations of RICO and conspiracy to violate RICO.  We believe the allegations in the complaint are without merit, and we intend to vigorously defend ourselves in these matters and in any similar actions that may be filed in the future.  These efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

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

We also must comply with all applicable regulatory requirements of the DEA and analogous foreign authorities for certain of our products that contain controlled substances. The DEA also has authority to grant or deny requests for quota of controlled substances such as the fentanyl that is the active ingredient in FENTORA or fentanyl citrate that is the active ingredient in ACTIQ and generic OTFC. Under our license and supply agreement with Barr, we are obligated to sell generic OTFC to Barr for its resale in the United States. Depending on sales volumes and our ability to obtain additional quota from the DEA, we could face shortages of quota in the future that could negatively impact our ability to supply product to Barr or to produce ACTIQ or our generic OTFC product.  If we are unable to provide product to Barr, it is possible that either Barr or the FTC could claim that such a failure would constitute a breach of our agreements with these parties.

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

All of our convertible notes outstanding contain restricted conversion prices that are either below or close to our stock price as of June 30, 2008. As a result, certain of our convertible notes have been classified as current liabilities on our consolidated balance sheet at June 30, 2008. Under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. As of the filing date of this report, we do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time. If we do not have sufficient funds available to repay the principal balance of notes presented for conversion, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

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

The conditions that our products treat, and some of the other disorders for which we are conducting additional studies, are currently treated with many drugs, several of which have been available for a number of years or are available in inexpensive generic forms. With respect to PROVIGIL, and, when launched, NUVIGIL, there are several other products used for the treatment of excessive sleepiness or narcolepsy in the United States, including methylphenidate products, and in our other territories, many of which have been available for a number of years and are available in inexpensive generic forms. With respect to AMRIX, we face significant competition from SKELAXIN®, FLEXERIL® and other inexpensive generic forms of muscle relaxants.  With respect to FENTORA, we face competition from numerous short-and long-acting opioid products, including three products—Johnson & Johnson’s DURAGESIC® and Purdue Pharmaceutical’s OXYCONTIN® and MS-CONTIN®—that dominate the market. In addition, we are aware of numerous other companies developing other technologies for rapidly delivering opioids to treat breakthrough pain that will compete against FENTORA in the market for breakthrough cancer pain in opioid-tolerant patients.  It also is possible that the existence of generic OTFC could negatively impact the growth of FENTORA.  With respect to ACTIQ, generic competition from Barr has meaningfully eroded branded ACTIQ sales and impacted sales of our own generic OTFC through Watson.  Our generic sales also could be significantly impacted by the entrance into the market of additional generic OTFC products, which could occur at any time. With respect to TREANDA, we face competition from LEUKERAN®, CAMPATH® and the combination therapy of fludarabine, cyclophosphamide and rituximab.  With respect to VIVITROL, we face competition from CAMPRAL® and oral naltrexone. With respect to TRISENOX, the pharmaceutical market for the treatment of patients with relapsed or refractory APL is served by a number of available therapeutics, such as VESANOID® by Roche in combination with chemotherapy.

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

The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future. For example, from January 1, 2007 through August 1, 2008 our common stock traded at a high price of $84.83 and a low price of $56.20. Negative announcements, including, among others:

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to furnish annually a report on our internal controls over financial reporting and to maintain effective disclosure controls and procedures and internal controls over financial reporting. In order for management to evaluate our internal controls, we must regularly review and document our internal control processes and procedures and test such controls. Ultimately, we or our independent auditors could conclude that our internal controls over financial reporting may not be effective if, among other things:

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

If, in the future, we are unable to assert that our internal controls over financial reporting are effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls over financial reporting, we could be subject to regulatory sanctions or lose investor confidence in the accuracy and completeness of our financial reports, either of which could have an adverse effect on the market price for our securities.

A portion of our revenues and expenses is subject to exchange rate fluctuations in the normal course of business, which could adversely affect our reported results of operations.

Historically, a portion of our revenues and expenses has been earned and incurred, respectively, in currencies other than the U.S. dollar. For the six months ended June 30, 2008, 21% of our revenues were denominated in currencies other than the U.S. dollar. We translate revenues earned and expenses incurred into U.S. dollars at the average exchange rate applicable during the relevant period. A weakening of the U.S. dollar would, therefore, increase both our revenues and expenses. Fluctuations in the rate of exchange between the U.S. dollar and the euro and other currencies may affect period-to-period comparisons of our operating results. Historically, we have not hedged our exposure to these fluctuations in exchange rates.

Our customer base is highly concentrated.

Our principal customers are wholesale drug distributors. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. Three large wholesale distributors, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, control a significant share of this network. These three wholesaler customers, in the aggregate, accounted for 62% of our total consolidated gross sales for the six months ended June 30, 2008. Fluctuations in the buying patterns of these customers, which may result from seasonality, wholesaler buying decisions or other factors outside of our control, could significantly affect the level of our net sales on a period to period basis. Because of this, the amounts purchased by these customers during any quarterly or annual period may not correlate to the level of underlying demand evidenced by the number of prescriptions written for such products, as reported by IMS Health Incorporated.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares of Common Stock Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Stock that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2008	—	$—	—	$—
May 1-31, 2008	—	—	—	—
June 1-30, 2008	524,754	69.72	—	—
Total	524,754	$69.72	—	$—

(1)

This column reflects the following transaction during the second quarter of 2008: the receipt of 524,754 shares upon the settlement of the convertible note hedge agreement following the conversion of $213.0 million aggregate principal of our 2008 Convertible Notes. For a description of these notes, see Note 8 to our Consolidated Financial Statements.

(2)	Price paid per share represents the valuation of the shares delivered under the convertible note hedge agreement, based on the weighted average 10 day trading period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were considered at the annual meeting of stockholders of Cephalon held in Frazer, Pennsylvania on May 22, 2008:

I.              For the election of the following persons as directors:

	NUMBER OF VOTES
	FOR	WITHHELD	BROKER NON- VOTES
Frank Baldino, Jr., Ph.D.	56,242,886	2,052,300	—
William P. Egan	57,061,770	1,233,416	—
Martyn D. Greenacre	58,664,857	1,630,329	—
Vaughn M. Kailian	56,943,018	1,352,168	—
Kevin E. Moley	57,212,910	1,082,276	—
Charles A. Sanders, M.D.	55,997,545	2,297,641	—
Gail R. Wilensky, Ph.D.	57,373,144	922,042	—
Dennis L. Winger	57,221,887	1,073,299	—

II.            To approve the amendment to the Company’s 2004 Equity Compensation Plan, increasing the number of shares authorized for issuance and establishing performance goals that will qualify stock awards granted under the Plan as qualified performance based compensation:

NUMBER OF VOTES
FOR	AGAINST	ABSTAIN	BROKER NON- VOTES
37,483,652	16,911,045	64,295	3,836,194

III.           To ratify the appointment of PricewaterhouseCoopers LLP as independent registered public accountants for the year ending December 31, 2008:

NUMBER OF VOTES
FOR	AGAINST	ABSTAIN	BROKER NON- VOTES
57,184,217	1,052,195	58,774	—

ITEM 5.  OTHER INFORMATION

Computation of Ratios of Earnings to Fixed Charges

						Six months
	Year Ended					ended
	December 31,					June 30,
	2003	2004	2005	2006	2007	2008
Determination of earnings:
Pre-tax income (loss) from continuing operations	$130,314	$(28,184)	$(245,118)	$238,254	$(68,419)	$156,915
Add:
Amortization of interest capitalized in current or prior periods	—	—	—	52	98	118
Fixed charges	31,191	25,623	30,985	28,171	28,960	21,606
Total earnings	$161,505	$(2,561)	$(214,133)	$266,477	$(39,361)	$178,639

Fixed charges:
Interest expense and amortization of debt discount and premium on all indebtedness	28,905	22,186	25,235	18,922	19,833	16,866
Appropriate portion of rentals	2,286	3,437	5,750	9,249	9,127	4,740
Fixed charges	31,191	25,623	30,985	28,171	28,960	21,606

Capitalized interest	—	—	1,044	1,766	768	77

Total fixed charges	$31,191	$25,623	$32,029	$29,937	$29,728	$21,683

Ratio of earnings to fixed charges(1)	5.18	—	—	8.90	—	8.24

Deficiency of earnings to fixed charges	—	28,184	246,162	—	69,089	—

(1)	For the years ended December 31, 2004, 2005 and 2007, no ratios are provided because earnings were insufficient to cover fixed charges.

ITEM 6.  EXHIBITS

Exhibit No.	Description
10.1†	Cephalon, Inc. 2004 Equity Compensation Plan, as amended and restated, effective as of May 23, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2008.
10.2†

Summary of Oral Agreement for Payment of Services between Cephalon, Inc. and its Board of Directors dated May 22, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 28, 2008.

10.3†

Restated Executive Severance Agreement dated as of June 24, 2008 by and between Cephalon, Inc. and Frank Baldino, Jr., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2008.

10.4†

Form of Restated Executive Severance Agreement dated as of June 24, 2008 by and between Cephalon, Inc. and each of the Company’s executive officers other than Dr. Baldino, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 25, 2008.

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

CEPHALON, INC.
(Registrant)

August 5, 2008	By	/s/ FRANK BALDINO, JR.
Frank Baldino, Jr., Ph.D.
Chairman and Chief Executive Officer
(Principal executive officer)

	By	/s/ J. KEVIN BUCHI
J. Kevin Buchi
Executive Vice President and Chief Financial Officer
(Principal financial and accounting officer)