Form 10-Q
period 2008-09-30
CEPHALON INC
filed 2008-11-05
CIK 873364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2008
Common Stock, par value $.01	68,445,603 Shares

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

•                  any potential approval of our product candidates, including with respect to any expanded indications for NUVIGIL® (armodafinil) Tablets [C-IV] or FENTORA;

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

•                  our ability to comply fully with the terms of our settlement agreements (including the Corporate Integrity Agreement) with the U.S. Attorney’s Office (“USAO”), the Department of Justice (“DOJ”), the Office of the Inspector General of the Department of Health and Human Services (“OIG”) and other federal government entities, the Offices of the Connecticut and Massachusetts Attorneys General and the states;

•                  our ongoing litigation matters, including litigation stemming from the settlement of the PROVIGIL patent litigation and the FENTORA patent infringement lawsuits we have filed against Watson Laboratories, Inc. and Barr Laboratories, Inc.;

•                  our future cash flow, our ability to service or repay our existing debt and our ability to raise additional funds, if needed, in light of our current and projected level of operations and general economic conditions; and

•                  other statements regarding matters that are not historical facts or statements of current condition.

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

•                  our ability to obtain regulatory approvals to sell our product candidates, including any additional future indications for FENTORA and NUVIGIL, and to launch such products or indications successfully;

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

•                  regulatory, legal or other setbacks or delays with respect to the settlement agreements with the USAO, the DOJ, the OIG and other federal entities, the state settlement agreements and Corporate Integrity Agreement related thereto, the settlement agreements with the Offices of the Connecticut and Massachusetts Attorneys General, our settlements of the PROVIGIL patent litigation and the ongoing litigation related to such settlements and the FENTORA patent infringement lawsuits we have filed against Watson and Barr;

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

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CEPHALON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUES:
Sales	$489,664	$428,729	$1,408,603	$1,287,802
Other revenues	8,818	9,692	25,813	34,865
	498,482	438,421	1,434,416	1,322,667

COSTS AND EXPENSES:
Cost of sales	121,477	82,258	312,711	251,970
Research and development	88,325	93,527	250,169	274,078
Selling, general and administrative	222,948	186,456	631,832	527,962
Settlement reserve	7,450	369,000	7,450	425,000
Restructuring charges	1,497	—	6,973	—
Acquired in-process research and development	—	—	10,000	—
	441,697	731,241	1,219,135	1,479,010

INCOME (LOSS) FROM OPERATIONS	56,785	(292,820)	215,281	(156,343)

OTHER INCOME (EXPENSE):
Interest income	4,002	8,868	15,515	23,485
Interest expense	(8,831)	(5,660)	(25,697)	(15,272)
Gain on extinguishment of debt	—	5,319	—	5,319
Gain on sale of investment	—	—	—	5,791
Other income (expense), net	(2,284)	2,493	1,488	3,747
	(7,113)	11,020	(8,694)	23,070

INCOME (LOSS) BEFORE INCOME TAXES	49,672	(281,800)	206,587	(133,273)

INCOME TAX EXPENSE (BENEFIT)	(62,371)	24,963	(4,375)	102,613

NET INCOME (LOSS)	$112,043	$(306,763)	$210,962	$(235,886)

BASIC INCOME (LOSS) PER COMMON SHARE	$1.64	$(4.58)	$3.11	$(3.55)

DILUTED INCOME (LOSS) PER COMMON SHARE	$1.42	$(4.58)	$2.79	$(3.55)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	68,118	66,931	67,855	66,398

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – ASSUMING DILUTION	78,920	66,931	75,580	66,398

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$846,595	$818,669
Investments	—	7,596
Receivables, net	350,280	276,776
Inventory, net	115,814	99,098
Deferred tax assets, net	167,368	176,619
Other current assets	108,106	43,267
Total current assets	1,588,163	1,422,025

PROPERTY AND EQUIPMENT, net	501,575	500,396
GOODWILL	471,127	476,515
INTANGIBLE ASSETS, net	753,286	817,828
DEFERRED TAX ASSETS, net	171,865	141,752
OTHER ASSETS	169,589	147,753
	$3,655,605	$3,506,269

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,023,104	$1,237,169
Accounts payable	81,323	91,437
Accrued expenses	723,728	677,184
Total current liabilities	1,828,155	2,005,790

LONG-TERM DEBT	2,729	3,788
DEFERRED TAX LIABILITIES, net	72,088	56,540
OTHER LIABILITIES	180,539	138,084
Total liabilities	2,083,511	2,204,202

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 2,500,000 shares issued, and none outstanding	—	—
Common stock, $0.01 par value, 400,000,000 and 200,000,000 shares authorized, 71,318,187 and 69,956,790 shares issued, and 68,440,453 and 67,604,187 shares outstanding	713	700
Additional paid-in capital	2,050,035	1,934,965
Treasury stock, at cost, 2,877,734 and 2,352,603 shares	(194,782)	(158,173)
Accumulated deficit	(413,166)	(624,128)
Accumulated other comprehensive income	129,294	148,703
Total stockholders’ equity	1,572,094	1,302,067
	$3,655,605	$3,506,269

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

									Accumulated
					Additional				Other
	Comprehensive		Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Income (Loss)	Total	Shares	Amount	Capital	Shares	Amount	Deficit	Income
BALANCE, JANUARY 1, 2008		$1,302,067	69,956,790	$700	$1,934,965	2,352,603	$(158,173)	$(624,128)	$148,703
Net income	$210,962	210,962						210,962
Foreign currency translation loss	(19,300)
Prior service costs and gains on retirement-related plans	(101)
Unrealized investment losses	(8)
Other comprehensive loss	(19,409)	(19,409)							(19,409)
Comprehensive income	$191,553
Issuance of common stock upon conversion of convertible notes		235	528,296	5	230
Exercise of convertible note hedge associated with conversions of convertible notes		—			36,585	524,754	(36,585)
Stock options exercised		37,185	831,851	8	37,177
Tax benefit from equity compensation		4,141			4,141
Stock-based compensation expense		32,543	1,250	—	32,543
Treasury stock acquired		(24)				377	(24)
Other		4,394			4,394
BALANCE, SEPTEMBER 30, 2008		$1,572,094	71,318,187	$713	$2,050,035	2,877,734	$(194,782)	$(413,166)	$129,294

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$210,962	$(235,886)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	(9,409)	8,750
Shortfall tax benefits from stock-based compensation	(451)	(222)
Depreciation and amortization	128,772	101,206
Stock-based compensation expense	32,543	34,940
Gain on extinguishment of debt	—	(5,319)
Gain on sale of investment	—	(5,791)
Loss on disposals of property and equipment	2,740	2,873
Impairment charges	1,164	—
Other	(396)	180
Changes in operating assets and liabilities:
Receivables	(74,258)	(26,218)
Inventory	(14,557)	(1,881)
Other assets	(99,008)	(28,552)
Accounts payable and accrued expenses	34,526	380,776
Other liabilities	70,149	49,465
Net cash provided by operating activities	282,777	274,321

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(55,689)	(70,887)
Acquisition of intangible assets	(25,575)	(99,152)
Investment in third party	(6,242)	—
Proceeds from sale of investment in third party	—	12,291
Sales and maturities of available-for-sale investments	7,596	28,212
Purchases of available-for-sale investments	—	(71,398)
Net cash used for investing activities	(79,910)	(200,934)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of common stock options	37,185	74,375
Windfall tax benefits from stock-based compensation	4,592	9,934
Acquisition of treasury stock	(24)	(128)
Payments on and retirements of long-term debt	(216,093)	(2,902)
Net cash provided by (used for) financing activities	(174,340)	81,279

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(601)	10,804

NET INCREASE IN CASH AND CASH EQUIVALENTS	27,926	165,470

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	818,669	496,512

CASH AND CASH EQUIVALENTS, END OF PERIOD	$846,595	$661,982

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Acquisition of treasury stock associated with convertible note hedge	36,585	—
Conversion of convertible notes into common stock	235	—
Tax benefit from the purchase of convertible note hedge	4,525	—

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements.  In February 2008, the FASB issued two final staff positions (“FSP”) amending SFAS 157.  FSP SFAS 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases and its related interpretive accounting pronouncements that address leasing transactions.   FSP SFAS 157-2 delays the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  We adopted SFAS 157 on January 1, 2008, except for the items covered by FSP SFAS 157-2.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”).  FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS 157-3 was effective upon issuance, including for prior periods for which financial statements have not been issued.  FSP FAS 157-3 did not impact our financial reporting as we do not hold any such assets.

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

Our available-for-sale securities are reported at fair value on our consolidated balance sheet based on quoted prices in active markets for identical assets (Level 1).  As of September 30, 2008, we have no available-for-sale securities.

In November 2007, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF 07-1”).  EITF 07-1 defines collaborative arrangements and establishes accounting and financial statement disclosure requirements for such arrangements.  EITF 07-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  Adoption is on a retrospective basis to all prior periods presented for all collaborative arrangements existing as of the effective date.  Cephalon’s current accounting policies are consistent with the accounting under EITF 07-1. Therefore, the accounting for our collaborations will not change. The implementation of EITF 07-1 will result in expanded disclosures for collaborations.

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

In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (“FSP APB 14-1”).  FSP APB 14-1 amends APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” requiring issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to initially record the convertible debt at a discount based on the entity’s nonconvertible debt borrowing rate and amortize the debt discount over the expected term of the debt facility.  The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Adoption is on a retrospective basis for all prior periods presented.  Upon adoption on January 1, 2009, based on our preliminary evaluation, our convertible debt liability will decrease by approximately $275 million (with a corresponding increase to equity, net of tax) and our 2009 interest expense for our convertible notes will increase by approximately $44 million.

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

The estimated pre-tax costs of the plan are expected to be recognized in 2008 through 2011 and are included in the United States segment.  In addition to the costs described above, we have started to recognize pre-tax, non-cash accelerated depreciation of plant and equipment at the Eden Prairie facility, which we expect to total approximately $18 million to $22 million.

Total charges related to the restructuring plan recognized in the consolidated statement of operations and included in the United States segment are as follows:

	Three months ended September 30, 2008	Nine months ended September 30, 2008
Severance costs	$1,096	$5,990
Manufacturing and personnel transfer costs	401	983
Total restructuring charges	$1,497	$6,973

Summary of charges and spending related to the restructuring plan:

Restructuring reserves as of January 1, 2008	$—
Expenses	6,973
Payments	4,127
Restructuring reserves as of September 30, 2008	$2,846

3.  STOCK-BASED COMPENSATION

Total stock-based compensation expense recognized in the consolidated statement of operations is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Stock option expense	$5,940	$6,393	$19,508	$22,570
Restricted stock unit expense	4,710	3,920	13,035	12,370
Total stock-based compensation expense*	$10,650	$10,313	$32,543	$34,940
Total stock-based compensation expense after-tax	$6,853	$6,528	$21,014	$22,117

* Beginning with the third quarter of 2008, total stock-based compensation is allocated 4% to cost of sales, 38% to research and development and 58% to selling, general and administrative expenses based on the employees’ compensation allocation between these line items. During the first half of 2008 and in 2007, total stock-based compensation expense was recognized equally between research and development and selling, general and administrative expenses based on the employees’ compensation allocation between these line items.

4.  ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSE

In the first quarter of 2008, we recorded acquired in-process research and development expense of $10.0 million related to our license of technology in the field of oncology that is not yet approved by the U.S. Food and Drug Administration (the “FDA”).

5.  INVENTORY, NET

Inventory, net consisted of the following:

	September 30, 2008
	Commercial	Pre-approval	Total
Raw materials	$28,443	$—	$28,443
Work-in-process	39,378	—	39,378
Finished goods	47,993	—	47,993
Total inventory, net	$115,814	$—	$115,814

Inventory, net included in other assets	$128,857	$—	$128,857

	December 31, 2007
	Commercial	Pre-approval	Total
Raw materials	$28,395	$—	$28,395
Work-in-process	24,053	367	24,420
Finished goods	46,283	—	46,283
Total inventory, net	$98,731	$367	$99,098

Inventory, net included in other assets	$119,978	$—	$119,978

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

In June 2007, we secured final FDA approval of NUVIGIL.  We intend to launch NUVIGIL commercially in the second half of 2009 and have included net NUVIGIL inventory balances of $128.9 million and $120.0 million at September 30, 2008 and December 31, 2007, respectively, in other assets, rather than inventory.

Over the past few years, we have been developing a manufacturing process for the active pharmaceutical ingredient in NUVIGIL that is more cost effective than our prior process of separating modafinil into armodafinil.  As a result of our plan to manufacture armodafinil in the future using this new process and our decision to launch NUVIGIL in the second half of 2009, we assessed the potential impact of these items on certain of our existing agreements to purchase modafinil.  Under these contracts, we have agreed to purchase minimum amounts of modafinil through 2012, with aggregate purchase commitments totaling $64.4 million as of September 30, 2008.  Based on our third quarter assessment, we have recorded a reserve of $26.0 million for purchase commitments for modafinil raw materials not expected to be utilized.

6.  PROPERTY, PLANT and EQUIPMENT

On September 18, 2008, our subsidiary Cephalon France SAS informed the French Works Councils of its intention to search for a potential acquiror of the manufacturing facility at Mitry-Mory, France.  We are considering the proposed divestiture due to a reduction of manufacturing activities at the Mitry-Mory manufacturing site.  The proposed divestiture is subject to completion of a formal consultation process with the French Works Councils and employees representatives.

As a result of this decision, we reevaluated the remaining carrying value and useful life of the Mitry-Mory assets and reduced the estimated useful life to approximately two years.  During the quarter we have recorded pre-tax, non-cash charges associated with accelerated depreciation of plant and equipment of $3.2 million related to the proposed divestiture based on the new estimated useful life.  As of September 30, 2008, we had $43.3 million of net property and equipment related to the Mitry-Mory facility included on our balance sheet.

7.  GOODWILL

Goodwill consisted of the following:

	United States	Europe	Total
December 31, 2007	$266,393	$210,122	$476,515
Release of pre-acquisition tax valuation allowance	—	(416)	(416)
Foreign currency translation adjustment	—	(4,972)	(4,972)
September 30, 2008	$266,393	$204,734	$471,127

We completed our annual test of impairment of goodwill as of July 1, 2008 and concluded that goodwill was not impaired.

8.  INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

		September 30, 2008			December 31, 2007
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Modafinil developed technology	15 years	$99,000	$44,550	$54,450	$99,000	$39,600	$59,400
DURASOLV technology	14 years	70,000	20,087	49,913	70,000	16,435	53,565
ACTIQ marketing rights	10-12 years	83,454	51,773	31,681	83,454	46,183	37,271
GABITRIL product rights	9-15 years	107,254	60,108	47,146	107,215	54,636	52,579
TRISENOX product rights	8-13 years	113,370	29,385	83,985	113,836	22,749	91,087
VIVITROL product rights	15 years	110,000	18,333	91,667	110,000	12,833	97,167
AMRIX product rights	18 years	99,332	15,658	83,674	99,257	6,204	93,053
MYOCET trademark	20 years	181,933	25,017	156,916	194,653	19,465	175,188
Other product rights	5-20 years	293,275	139,421	153,854	269,956	111,438	158,518
		$1,157,618	$404,332	$753,286	$1,147,371	$329,543	$817,828

Intangible assets are amortized over their estimated useful economic life using the straight line method. Amortization expense was $24.0 million and $22.3 million for the three months ended September 30, 2008 and 2007, respectively, and $77.0 million and $64.2 million for the nine months ended September 30, 2008 and 2007, respectively.  In June 2008, the U.S. Patent and Trademark Office issued a pharmaceutical formulation patent for AMRIX; this patent expires in February 2025.  As a result of this issuance, in June 2008, we increased the estimated useful life of the AMRIX product rights from 5 to 18 years.  In October 2008, we, together with our partner, Eurand NV, received two Paragraph IV certification letters relating to Abbreviated New Drug Applications submitted individually to the FDA by Mylan Pharmaceuticals, Inc. and Barr Laboratories, Inc., each requesting approval to market and sell a generic equivalent of AMRIX, as further described in Note 11.  We do not believe that this has an effect on our useful life of AMRIX at this time.

9.  TERMINATION OF CO-PROMOTION AGREEMENT

With respect to the marketing of PROVIGIL in the United States, on August 29, 2008, we terminated our co-promotion agreement with Takeda Pharmaceuticals North America, Inc. (“TPNA”) effective November 1, 2008.  As a result of the termination, we will be required under the agreement to make payments to TPNA during the three years following the termination of the agreement (the “Sunset Payments”).  The Sunset Payments will be calculated based on a percentage of royalties to TPNA during the final twelve months of the agreement.  In September 2008, we recorded an accrual of $27.2 million representing the present value of the estimated Sunset Payments due to TPNA.

10. LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
	2008	2007
2.0% convertible senior subordinated notes due June 1, 2015	$820,000	$820,000
Zero Coupon convertible subordinated notes first putable June 2008	—	213,564
Zero Coupon convertible subordinated notes first putable June 2010	199,866	199,806
Mortgage and building improvement loans	1,514	2,165
Capital lease obligations	2,664	2,841
Other	1,789	2,581
Total debt	1,025,833	1,240,957
Less current portion	(1,023,104)	(1,237,169)
Total long-term debt	$2,729	$3,788

During the second quarter of 2008, we delivered a notice of redemption to the holders of our Zero Coupon Notes first putable June 2008 (the “2008 Notes”).  Prior to the redemption date, all but $0.1 million of aggregate principal amount of the 2008 Notes were converted.  Holders who converted their 2008 Notes received from us an aggregate of $213.0 million in cash and 528,110 shares of our common stock, under the terms of the 2008 Notes.  Concurrently with the conversion, we received from Credit Suisse First Boston (“CSFB”) 524,754 shares of our common stock in settlement of the convertible note hedge agreement associated with the 2008 Notes.  The warrant held by CSFB and associated with the 2008 Notes expired without exercise. The $0.1 million of 2008 Notes that were not converted were redeemed by us for cash of $0.1 million.

Our convertible notes will be classified as current liabilities and presented in current portion of long-term debt on our consolidated balance sheet if our stock price is above the restricted conversion prices of $56.04 or $67.80 with respect to the 2.0% convertible senior subordinated notes due June 1, 2015 (the “2.0% Notes”) or the Zero Coupon Notes first putable June 2010, respectively, at the balance sheet date. At September 30, 2008 and December 31, 2007, our stock price was $77.49 and $71.76, respectively. Therefore, all of our convertible notes are presented in the current portion of long-term debt on our consolidated balance sheet.

On August 15, 2008, we established a $200 million, three-year revolving credit facility with JP Morgan Chase Bank, N.A. and certain other lenders.  The credit facility is available for letters of credit, working capital and general corporate purposes and is guaranteed by certain of our domestic subsidiaries.  The credit agreement contains standard covenants, including but not limited to covenants related to total debt to Consolidated EBITDA (as defined in the credit agreement), senior debt to Consolidated EBITDA, interest expense coverage and limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, and transactions with affiliates.  As of the date of this filing, we have not drawn any amounts under the credit facility.

In the event that a significant conversion of our convertible notes did occur, we believe that we have the ability to raise sufficient cash to repay the principal amounts due through a combination of utilizing our existing cash on hand, accessing our credit facility, raising money in the capital markets and selling our note hedge instruments for cash.

11.  LEGAL PROCEEDINGS

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

We also received rights to certain modafinil-related intellectual property developed by each party and in exchange for these rights, we agreed to make payments to Barr, Ranbaxy and Teva collectively totaling up to $136.0 million, consisting of upfront payments, milestones and royalties on net sales of our modafinil products. In order to maintain an adequate supply of the active drug substance modafinil, we entered into agreements with three modafinil suppliers whereby we have agreed to purchase an annual minimum amount of modafinil over a nine year period that began in 2006, with the aggregate payments over this period totaling approximately $82.6 million.

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

Separately, in June 2006, Apotex, Inc., a subsequent ANDA filer seeking FDA approval of a generic form of modafinil, filed suit against us, also in the U.S. District Court for the Eastern District of Pennsylvania, alleging similar violations of antitrust laws and state law. Apotex asserts that the PROVIGIL settlement agreements improperly prevent it from obtaining FDA approval of its ANDA, and seeks monetary and equitable remedies. Apotex also seeks a declaratory judgment that the ‘516 Patent is invalid, unenforceable and/or not infringed by its proposed generic. In late 2006, we filed a motion to dismiss the Apotex case, which is pending.  Separately, in April 2008, the Federal Court of Canada dismissed our application to prevent regulatory approval of Apotex’s generic modafinil tablets in Canada. We have learned that Apotex has launched its generic modafinil tablets in Canada, and we intend to initiate a patent infringement lawsuit against Apotex. We believe that the private antitrust complaints described in the preceding paragraph and the Apotex antitrust complaint are without merit. While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

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

U.S. Attorney’s Office and Connecticut Attorney General Investigations and Related Matters

In early November 2007, we announced that we had reached an agreement in principle with the U.S. Attorney’s Office (“USAO”) in Philadelphia and the DOJ with respect to the USAO investigation that began in September 2004.  On September 29, 2008, to finalize our previously announced agreement in principle, we entered into a settlement agreement (the “Settlement Agreement”) with the DOJ, the USAO, the Office of Inspector General of the Department of Health and Human Services (“OIG”), TRICARE Management Activity, the U.S. Office of Personnel Management (collectively, the “United States”) and the relators identified in the Settlement Agreement (the “Relators”) to settle the outstanding False Claims Act claims alleging off-label promotion of ACTIQ and PROVIGIL from January 1, 2001 through December 31, 2006 and GABITRIL from January 2, 2001 through February 18, 2005 (the “Claims”). As part of the Settlement Agreement we agreed to pay a total of $375 million (the “Payment”) plus interest of $11.3 million. We also agreed to pay the Relators’ attorneys’ fees.  Pursuant to the Settlement Agreement, the United States and the Relators released us from all Claims and the United States agreed to refrain from seeking our exclusion from Medicare/Medicaid, the TRICARE Program or other federal health care programs.  In connection with the Settlement Agreement, we pled guilty to one misdemeanor violation of the U.S. Food, Drug and Cosmetic Act and agreed to pay $50 million (in addition to the Payment), of which $40 million applied to a criminal fine and $10 million applied to satisfy the forfeiture obligation.

As part of the Settlement Agreement, we entered into a five-year Corporate Integrity Agreement (the “CIA”) with the OIG.  The CIA provides criteria for establishing and maintaining compliance.  We are also subject to periodic reporting and certification requirements attesting that the provisions of the CIA are being implemented and followed. We also agreed to enter into a State Settlement and Release Agreement (the “State Settlement Agreement”) with each of the 50 states and the District of Columbia.  Upon entering into the State Settlement Agreement, a state will receive its portion of the Payment allocated for the compensatory state Medicaid payments and related interest amounts.  Each state also agrees to refrain from seeking our exclusion from its Medicaid program.

On September 29, 2008, we also announced that we had entered into an Assurance of Voluntary Compliance (the “Connecticut Assurance”) with the Attorney General of the State of Connecticut and the Commissioner of Consumer Protection of the State of Connecticut (collectively, “Connecticut”) to settle Connecticut’s investigation of our promotion of ACTIQ, GABITRIL and PROVIGIL.  Pursuant to the Connecticut Assurance, (i) we agreed to pay a total of $6.15 million to Connecticut, of which $3.8 million will fund Connecticut Department of Public Health cancer initiatives and $0.2 million will fund a state electronic prescription monitoring program; and (ii) Connecticut released us from any claim relating to the promotional practices that were the subject of Connecticut’s investigation.  On the same date we also entered into an Assurance of Discontinuance (the “Massachusetts Settlement Agreement”) with the Attorney General of the Commonwealth of Massachusetts (“Massachusetts”) to settle Massachusetts’ investigation of our  promotional practices with respect to fentanyl-based products.  Pursuant to the Massachusetts Settlement Agreement, (i) we agreed to pay a total of $0.7 million to Massachusetts, of which $0.45 million will fund Massachusetts cancer initiatives and benefit consumers in Massachusetts; and (ii) Massachusetts released us from any claim relating to the promotional practices that were the subject of Massachusetts’ investigation.

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

FENTORA Patent Litigation

In April 2008 and June 2008, we received Paragraph IV certification letters relating to ANDAs submitted to the FDA by Watson Laboratories, Inc. and Barr, respectively, requesting approval to market and sell a generic equivalent of FENTORA.  Both Watson and Barr allege that our U.S. Patent Numbers 6,200,604 and 6,974,590 covering FENTORA are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of the product described in their respective ANDAs.  The 6,200,604 and 6,974,590 patents cover methods of use for FENTORA and do not expire until 2019.  In June 2008 and July 2008, we and our wholly-owned subsidiary, CIMA LABS INC., filed lawsuits in U.S. District Court in Delaware against Watson and Barr for infringement of these patents.  Under the provisions of the Hatch-Waxman Act, the filing of these lawsuits stays any FDA approval of each ANDA until the earlier of a district court judgment in favor of the ANDA holder or 30 months from the date of our receipt of the respective Paragraph IV certification letter. We intend to vigorously defend our intellectual property rights.

AMRIX

In October 2008, we, together with our partner, Eurand NV, received Paragraph IV certification letters relating to ANDAs submitted to the FDA by Mylan and Barr, each requesting approval to market and sell a generic equivalent of AMRIX.  Mylan alleges that Eurand’s U.S. Patent Number 7,387,793 covering AMRIX will not be infringed by its manufacture, use or sale of the product described in its ANDA and reserves its right to challenge the validity and/or unenforceability of the Eurand patent.  Barr alleges that Eurand’s U.S. Patent Number 7,387,793 covering AMRIX is invalid, unenforceable and/or will not be infringed by its manufacture, use or sale of the product described in its ANDA.  The 7,387,793 patent covers extended-release formulations containing cyclobenzaprine and does not expire until February 26, 2025.  Eurand and Cephalon currently are reviewing the respective letters and, by statute, Eurand, as patent holder, has 45 days to initiate a patent infringement lawsuit against Mylan and/or Barr.  Such a lawsuit would automatically prevent the FDA from approving the Mylan ANDA and/or the Barr ANDA, as the case may be, until the earlier of a district court decision or 30 months from our receipt of the applicable letter. Eurand and Cephalon have not filed a patent infringement lawsuit against either Mylan or Barr as of the filing date of this report. Working with Eurand, we intend to vigorously defend the AMRIX intellectual property rights.

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

12.  COMPREHENSIVE INCOME

The components of total comprehensive income are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income (loss)	$112,043	$(306,763)	$210,962	$(235,886)
Foreign currency translation gains (losses)	(41,317)	21,681	(19,300)	39,155
Prior service costs and gains on retirement-related plans, net of tax	(36)	14	(101)	59
Unrealized investment gains (losses)	—	36	(8)	30
Other comprehensive income (losses)	(41,353)	21,731	(19,409)	39,244
Comprehensive income (loss)	$70,690	$(285,032)	$191,553	$(196,642)

13.  EARNINGS PER SHARE (“EPS”)

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

The number of shares included in the diluted EPS calculation for the convertible subordinated notes and warrants is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Average market price per share of Cephalon stock	$74.72	$74.80	$68.46	$75.15

Shares included in diluted EPS calculation:
2.0% Notes	6,584	—	5,581	—
New Zero Coupon Notes	861	—	825	—
Warrants related to 2.0% Notes	1,793	—	155	—
Warrants related to New Zero Coupon Notes	125	—	—	—
Total (Treasury Stock Method)	9,363	—	6,561	—
Other (“If-Converted” Method)	2	—	5	—
Total	9,365	—	6,566	—

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted income per common share:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Basic income (loss) per common share computation:
Numerator:
Net income (loss) used for basic income (loss) per common share	$112,043	$(306,763)	$210,962	$(235,886)
Denominator:
Weighted average shares used for basic income (loss) per common share	68,118	66,931	67,855	66,398

Basic income (loss) per common share	$1.64	$(4.58)	$3.11	$(3.55)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Diluted income (loss) per common share computation:
Numerator:
Net income (loss) used for basic income (loss) per common share	$112,043	$(306,763)	$210,962	$(235,886)
Denominator:
Weighted average shares used for basic income (loss) per common share	68,118	66,931	67,855	66,398
Effect of dilutive securities:
Convertible subordinated notes and warrants	9,365	—	6,566	—
Employee stock options and restricted stock units	1,437	—	1,159	—
Weighted average shares used for diluted income (loss) per common share	78,920	66,931	75,580	66,398

Diluted income (loss) per common share	$1.42	$(4.58)	$2.79	$(3.55)

The following reconciliation shows the shares excluded from the calculation of diluted income per common share as the inclusion of such shares would be anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Weighted average shares excluded:
Convertible subordinated notes and warrants	23,233	35,020	25,602	35,096
Employee stock options and restricted stock units	1,942	2,934	2,917	3,028
	25,175	37,954	28,519	38,124

14.  SEGMENT AND SUBSIDIARY INFORMATION

Revenues for the three months ended September 30:

	2008			2007
	United States	Europe	Total	United States	Europe	Total
Sales:
PROVIGIL	$241,366	$17,793	$259,159	$202,202	$14,904	$217,106
GABITRIL	12,176	2,337	14,513	12,952	881	13,833
CNS	253,542	20,130	273,672	215,154	15,785	230,939

ACTIQ	21,392	14,401	35,793	45,946	10,007	55,953
Generic OTFC	19,569	—	19,569	32,689	—	32,689
FENTORA	41,330	—	41,330	33,193	—	33,193
AMRIX	20,512	—	20,512	—	—	—
Pain	102,803	14,401	117,204	111,828	10,007	121,835

TREANDA	24,551	—	24,551	—	—	—
Other Oncology	4,691	23,195	27,886	4,301	18,405	22,706
Oncology	29,242	23,195	52,437	4,301	18,405	22,706

Other	11,351	35,000	46,351	14,990	38,259	53,249
Total Sales	396,938	92,726	489,664	346,273	82,456	428,729
Other Revenues	8,471	347	8,818	8,823	869	9,692
Total External Revenues	405,409	93,073	498,482	355,096	83,325	438,421
Inter-Segment Revenues	3,697	6,609	10,306	1,356	13,051	14,407
Elimination of Inter-Segment Revenues	(3,697)	(6,609)	(10,306)	(1,356)	(13,051)	(14,407)
Total Revenues	$405,409	$93,073	$498,482	$355,096	$83,325	$438,421

Revenues for the nine months ended September 30:

	2008			2007
	United States	Europe	Total	United States	Europe	Total
Sales:
PROVIGIL	$658,777	$48,428	$707,205	$593,394	$39,171	$632,565
GABITRIL	37,614	6,669	44,283	39,814	6,268	46,082
CNS	696,391	55,097	751,488	633,208	45,439	678,647

ACTIQ	96,960	40,734	137,694	157,097	28,638	185,735
Generic OTFC	75,845	—	75,845	97,562	—	97,562
FENTORA	116,637	—	116,637	101,224	—	101,224
AMRIX	47,399	—	47,399	—	—	—
Pain	336,841	40,734	377,575	355,883	28,638	384,521

TREANDA	38,932	—	38,932	—	—	—
Other Oncology	14,259	70,837	85,096	13,044	56,645	69,689
Oncology	53,191	70,837	124,028	13,044	56,645	69,689

Other	37,995	117,517	155,512	40,823	114,122	154,945
Total Sales	1,124,418	284,185	1,408,603	1,042,958	244,844	1,287,802
Other Revenues	24,377	1,436	25,813	32,315	2,550	34,865
Total External Revenues	1,148,795	285,621	1,434,416	1,075,273	247,394	1,322,667
Inter-Segment Revenues	14,364	20,421	34,785	15,702	51,222	66,924
Elimination of Inter-Segment Revenues	(14,364)	(20,421)	(34,785)	(15,702)	(51,222)	(66,924)
Total Revenues	$1,148,795	$285,621	$1,434,416	$1,075,273	$247,394	$1,322,667

Income (loss) before income taxes by segment:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
United States	$56,953	$(279,352)	$217,645	$(125,375)
Europe	(7,281)	(2,448)	(11,058)	(7,898)
Total	$49,672	$(281,800)	$206,587	$(133,273)

Total assets:

	September 30, 2008	December 31, 2007*
United States	$2,666,267	$2,444,804
Europe	989,338	1,061,465
Total	$3,655,605	$3,506,269

*                 Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

15.  INCOME TAXES

The Internal Revenue Service (“IRS”) has completed its examination of Cephalon, Inc.’s 2003, 2004 and 2005 federal income tax returns and on October 2, 2008, we received a summary of all Income Tax Examination Changes from the IRS.

Subject to IRS compliance review, we believe this will effectively complete the IRS audit of Cephalon Inc. federal income tax returns for the years under review.  We also remain open for examination by the IRS for 2006 and 2007.  Zeneus Pharma S.a.r.L. is under examination by the French Tax Authorities for 2003 and 2004.  During 2008 Cephalon France completed its income tax audit for the years 2004 and 2005 with no material findings. Cephalon Pharma Gmbh, in Germany, is under examination for 2000 to 2004.  Cephalon Pharma S.L., in Spain, is under examination for 2003, and on September 30, 2008 received a proposal from the Spanish authorities to settle this examination. Cephalon has, in principle, agreed to the proposal and will settle this examination during the fourth quarter. Our filings in the United Kingdom remain open to examination for 2006 and 2007.  In other significant foreign jurisdictions, the tax years that remains open for potential examination range from 2000 to 2007.  We do not believe at this time that the results of these examinations will have a material impact on the financial statements.

In the regular course of business, various state and local tax authorities also conduct examinations of our state and local income tax returns.  Depending on the state, state income tax returns are generally subject to examination for a period of three to five years after filing.  The state impact of any federal changes from the 2003 to 2005 IRS examinations, and the 2006 and 2007 calendar years, remains subject to examination by various states for a period of up to one year after formal notification to the states.  We currently have several state income tax returns in the process of examination.

During the third quarter of 2008, we recognized a tax benefit of $84.5 million, of which $82.3 million related to the settlement with the USAO, for which the related expense was recorded in 2007, and $2.2 million related to the settlements with Connecticut and Massachusetts, for which the related expense was recorded in the third quarter of 2008. These settlements are discussed in Note 11.

16. SUBSEQUENT EVENTS

As a result of our USAO settlement, as further described in Note 11, in October 2008 we paid a total of $423.1 million plus $11.3 million interest from cash and cash equivalents on hand.  The remaining settlement payments of $1.9 million plus interest related to the USAO settlement are expected to be paid during the fourth quarter of 2008.

On November 3, 2008, we entered into a license and convertible note transaction with Acusphere, Inc.  In connection with the transaction,  Acusphere granted the Cephalon an exclusive worldwide license to all intellectual property of Acusphere relating to celecoxib to develop and market celecoxib for all current and future indications. In connection with this license, we paid Acusphere an upfront fee of $5 million and agreed to pay a milestone upon FDA approval of the first new drug application prepared by us with respect to celecoxib for any indication, as well as royalties on net sales.  In addition, we purchased a $15 million senior secured three-year convertible note (the “Note”) from Acusphere, secured by substantially all the assets of Acusphere (including Acusphere’s intellectual property).  The Note is convertible at our option at any time prior to November 3, 2009 into either (i) a number of shares of Acusphere common stock at least equal to 51% of Acusphere’s outstanding common stock on a fully-diluted basis on the date of conversion of the Note, (ii) an exclusive license to all intellectual property of Acusphere relating to Imagify™ (perflubutane polymer microspheres) to use, distribute and sell Imagify for all current and future indications worldwide excluding those European countries subject to Acusphere’s agreement with Nycomed Danmark ApS, or (iii) a $15 million credit against the future milestone payment under the celecoxib license agreement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2007, as well as the “Risk Factors” contained in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Our most significant product is PROVIGIL® (modafinil) Tablets [C-IV], which comprised 50% of our total consolidated net sales for the nine months ended September 30, 2008, of which 93% was in the U.S. market.  For the nine months ended September 30, 2008, consolidated net sales of PROVIGIL increased 12% over the nine months ended September 30, 2007.  PROVIGIL is indicated for the treatment of excessive sleepiness associated with narcolepsy, obstructive sleep apnea/hypopnea syndrome and shift work sleep disorder.  With respect to the marketing of PROVIGIL in the United States, on August 29, 2008, we terminated our co-promotion agreement with Takeda Pharmaceuticals North America, Inc. (“TPNA”) effective November 1, 2008.  We currently intend to supplement our existing sales teams with an additional 270 sales representatives who will begin promoting our products in the first quarter of 2009.  We plan to accomplish this through a combination of new hires and/or use of a contract sales force.  In June 2007, we secured final U.S. Food and Drug Administration (the “FDA”) approval of NUVIGIL® (armodafinil) Tablets [C-IV] for the same indications as PROVIGIL.  NUVIGIL is a single-isomer formulation of modafinil, the active ingredient in PROVIGIL.  The product is protected by a composition of matter patent that will expire on December 18, 2023 and covers a novel polymorphic form of armodafinil, the active pharmaceutical ingredient in NUVIGIL.  We currently intend to launch NUVIGIL in the second half of 2009.

Our two next most significant products are FENTORA® (fentanyl buccal tablet) [C-II] and ACTIQ® (oral transmucosal fentanyl citrate) [C-II] (including our generic version of ACTIQ (“generic OTFC”)).  Together, these products comprise 23% of our total consolidated net sales for the nine months ended September 30, 2008, of which 88% was in the U.S. market.   In October 2006, we launched in the United States FENTORA, our next-generation proprietary pain product.  FENTORA is indicated for the management of breakthrough pain in patients with cancer who are already receiving and are tolerant to opioid therapy for their underlying persistent cancer pain.  In April 2008, we received marketing authorization from the European Commission for EFFENTORA™ for the same indication as FENTORA and expect to launch the product in certain countries in the first quarter of 2009.  We have focused our clinical strategy for FENTORA on studying the product in opioid-tolerant patients with breakthrough pain associated with chronic pain conditions, such as neuropathic pain and back pain.  In November 2007, we submitted a supplemental new drug application (“sNDA”) to the FDA seeking approval to market FENTORA for the management of breakthrough pain in opioid tolerant patients with chronic pain conditions.  The FDA held an Advisory Committee meeting on May 6, 2008 to discuss the FENTORA sNDA.  At that meeting, the Advisory Committee voted not to recommend approval of the FENTORA sNDA.  On September 15, 2008, we received a complete response letter, in which the FDA requested that we implement and demonstrate the effectiveness of proposed enhancements to the current FENTORA risk management program.  In accordance with new FDA regulations, we anticipate receiving a second letter from the FDA requesting that the FENTORA Risk Minimization Action Plan (RiskMAP) be converted to incorporate the new standards for the Risk Evaluation and Mitigation Strategy (REMS) safety plan.  To address the FDA’s requests, we plan to implement COVERS™, a first-of-its-kind initiative designed to minimize the potential risk of overdose from an opioid through appropriate patient selection.  With respect to ACTIQ, its sales have been meaningfully eroded by the launch of FENTORA and by generic OTFC products sold since June 2006 by Barr Laboratories, Inc. and by us through our sales agent, Watson Pharmaceuticals, Inc.  We expect this erosion will continue throughout the remainder of  2008.

In August 2007, we acquired the North American rights to AMRIX® (cyclobenzaprine hydrochloride extended-release capsules).  The FDA approved AMRIX for sale in the United States in February 2007 for short-term use as an adjunct to rest and physical therapy for relief of muscle spasms associated with acute, painful musculoskeletal conditions.  We made the product available in the United States in October 2007 and commenced a full U.S. launch in November 2007.  In February 2008, we entered into an agreement with a contract sales organization to add 120 sales representatives to our field sales team detailing AMRIX.  In June 2008, the U.S. Patent and Trademark Office issued a pharmaceutical formulation patent for AMRIX; this patent expires in February 2025.

In March 2008, we received FDA approval of TREANDA for the treatment of patients with chronic lymphocytic leukemia (“CLL”) and we launched the product in April 2008.  In October 2008, we received FDA approval of TREANDA® (bendamustine hydrochloride) for treatment of patients with indolent B-cell non-Hodgkin’s lymphoma (“NHL”) who have progressed during or within six months of treatment with rituximab or a rituximab-containing regimen.  The FDA has granted an orphan drug designation for the CLL indication for TRENDA.

On August 15, 2008, we established a $200 million, three-year revolving credit facility with JP Morgan Chase Bank, N.A. and certain other lenders.  The credit facility is available for letters of credit, working capital and general corporate purposes and is guaranteed by certain of our domestic subsidiaries.  The credit agreement contains standard covenants, including but not limited to covenants related to total debt to consolidated EBITDA (as defined in the credit agreement), senior debt to consolidated EBITDA, interest expense coverage and limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, and transactions with affiliates.  As of the date of this filing, we have not drawn any amounts under the credit facility.

We have significant discovery research programs focused on developing therapeutics to treat neurological disorders and cancers. Our technology principally focuses on an understanding of kinases and proteases and the role they play in cellular integrity, survival and proliferation. We have coupled this knowledge with a library of novel, potent, small, orally-active synthetic molecules that inhibit the activities of specific kinases.  We also work with our collaborative partners to provide a more diverse therapeutic breadth and depth to our research effort.

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

As a biopharmaceutical company, our future success is highly dependent on obtaining and maintaining patent protection or regulatory exclusivity for our products and technology. We intend to vigorously defend the validity, and prevent infringement, of our patents. The loss of patent protection or regulatory exclusivity on any of our existing products, whether by third-party challenge, invalidation, circumvention, license or expiration, could materially impact our results of operations.   In late 2005 and early 2006, we entered into settlement agreements with each of Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Laboratories Limited and Barr Laboratories Inc. As part of these separate settlements, we agreed to grant to each of these parties a non-exclusive royalty-bearing license to market and sell a generic version of PROVIGIL in the United States, effective in April 2012. In February 2008, the U.S. Federal Trade Commission (“FTC”) filed suit against us in U.S. District Court for the District of Columbia challenging the validity of the settlement and related agreements.  We filed a motion to transfer the case to the U.S. District Court for the Eastern District of Pennsylvania, which was granted in April 2008.  For more information concerning these settlements, see Note 11 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In April 2008 and June 2008, we received Paragraph IV certification letters relating to ANDAs submitted to the FDA by Watson Laboratories, Inc. and Barr, respectively, requesting approval to market and sell a generic equivalent of FENTORA.  Both Watson and Barr allege that our U.S. Patent Numbers 6,200,604 and 6,974,590 covering FENTORA are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of the product described in their respective ANDAs.  The 6,200,604 and 6,974,590 patents cover methods of use for FENTORA and do not expire until 2019.  In June 2008 and July 2008, we and our wholly-owned subsidiary, CIMA LABS INC., filed lawsuits in U.S. District Court in Delaware against Watson and Barr for infringement of these patents.  Under the provisions of the Hatch-Waxman Act, the filing of these lawsuits stays any FDA approval of each ANDA until the earlier of a district court judgment in favor of the ANDA holder or 30 months from the date of our receipt of the respective Paragraph IV certification letter. We intend to vigorously defend our intellectual property rights.

In October 2008, we, together with our partner, Eurand NV, received Paragraph IV certification letters relating to ANDAs submitted to the FDA by Mylan and Barr, each requesting approval to market and sell a generic equivalent of AMRIX.  Mylan alleges that Eurand’s U.S. Patent Number 7,387,793 covering AMRIX will not be infringed by its manufacture, use or sale of the product described in its ANDA and reserves its right to challenge the validity and/or unenforceability of the Eurand patent.  Barr alleges that Eurand’s U.S. Patent Number 7,387,793 covering AMRIX is invalid, unenforceable and/or will not be infringed by its manufacture, use or sale of the product described in its ANDA.  The 7,387,793 patent covers extended-release formulations containing cyclobenzaprine and does not expire until February 26, 2025.  Eurand and Cephalon currently are reviewing the respective letters and, by statute, Eurand, as patent holder, has 45 days to initiate a patent infringement lawsuit against Mylan and/or Barr.  Such a lawsuit would automatically prevent the FDA from approving the Mylan ANDA and/or the Barr ANDA, as the case may be, until the earlier of a district court decision or 30 months from our receipt of the applicable letter. Eurand and Cephalon have not filed a patent infringement lawsuit against either Mylan or Barr as of the filing date of this report. Working with Eurand, we intend to vigorously defend the AMRIX intellectual property rights.

In early November 2007, we announced that we had reached an agreement in principle with the U.S. Attorney’s Office (“USAO”) in Philadelphia and the DOJ with respect to the USAO investigation that began in September 2004.  On September 29, 2008, to finalize our previously announced agreement in principle, we entered into a settlement agreement (the “Settlement Agreement”) with the DOJ, the USAO, the Office of Inspector General of the Department of Health and Human Services (“OIG”), TRICARE Management Activity, the U.S. Office of Personnel Management (collectively, the “United States”) and the relators identified in the Settlement Agreement (the “Relators”) to settle the outstanding False Claims Act claims alleging off-label promotion of ACTIQ and PROVIGIL from January 1, 2001 through December 31, 2006 and GABITRIL from January 2, 2001 through February 18, 2005 (the “Claims”). As part of the Settlement Agreement we agreed to pay a total of $375 million (the “Payment”) plus interest of $11.3 million. We also agreed to pay the Relators’ attorneys’ fees.  Pursuant to the Settlement Agreement, the United States and the Relators released us from all Claims and the United States agreed to refrain from seeking our exclusion from Medicare/Medicaid, the TRICARE Program or other federal health care programs.  In connection with the Settlement Agreement, we pled guilty to one misdemeanor violation of the U.S. Food, Drug and Cosmetic Act and agreed to pay $50 million (in addition to the Payment), of which $40 million applied to a criminal fine and $10 million applied to satisfy the forfeiture obligation.

As part of the Settlement Agreement, we entered into a five-year Corporate Integrity Agreement (the “CIA”) with the OIG.  The CIA provides criteria for establishing and maintaining compliance.  We are also subject to periodic reporting and certification requirements attesting that the provisions of the CIA are being implemented and followed. We also agreed to enter into a State Settlement and Release Agreement (the “State Settlement Agreement”) with each of the 50 states and the District of Columbia.  Upon entering into the State Settlement Agreement, a state will receive its portion of the Payment allocated for the compensatory state Medicaid payments and related interest amounts.  Each state also agrees to refrain from seeking our exclusion from its Medicaid program.

On September 29, 2008, we also announced that we had entered into an Assurance of Voluntary Compliance (the “Connecticut Assurance”) with the Attorney General of the State of Connecticut and the Commissioner of Consumer Protection of the State of Connecticut (collectively, “Connecticut”) to settle Connecticut’s investigation of our promotion of ACTIQ, GABITRIL and PROVIGIL.  Pursuant to the Connecticut Assurance, (i) we agreed to pay a total of $6.15 million to Connecticut, of which $3.8 million will fund Connecticut Department of Public Health cancer initiatives and $0.2 million will fund a state electronic prescription monitoring program; and (ii) Connecticut released us from any claim relating to the promotional practices that were the subject of Connecticut’s investigation.  On the same date we also entered into an Assurance of Discontinuance (the “Massachusetts Settlement Agreement”) with the Attorney General of the Commonwealth of Massachusetts (“Massachusetts”) to settle Massachusetts’ investigation of our  promotional practices with respect to fentanyl-based products.  Pursuant to the Massachusetts Settlement Agreement, (i) we agreed to pay a total of $0.7 million to Massachusetts, of which $0.45 million will fund Massachusetts cancer initiatives and benefit consumers in Massachusetts; and (ii) Massachusetts released us from any claim relating to the promotional practices that were the subject of Massachusetts’ investigation.

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

The estimated pre-tax costs of the plan are expected to be recognized in 2008 through 2011 and are included in the United States segment.  In addition to the costs described above, we have started to recognize pre-tax, non-cash accelerated depreciation of plant and equipment at the Eden Prairie facility, which we expect to total approximately $18 million to $22 million.

INVENTORY

Over the past few years, we have been developing a manufacturing process for the active pharmaceutical ingredient in NUVIGIL that is more cost effective than our prior process of separating modafinil into armodafinil.  As a result of our plan to manufacture armodafinil in the future using this new process and our decision to launch NUVIGIL in the second half of 2009, we assessed the potential impact of these items on certain of our existing agreements to purchase modafinil.  Under these contracts, we have agreed to purchase minimum amounts of modafinil through 2012, with aggregate purchase commitments totaling $64.4 million as of September 30, 2008.  Based on our third quarter assessment, we have recorded a reserve of $26.0 million for purchase commitments for modafinil raw materials not expected to be utilized.

PROPERTY, PLANT and EQUIPMENT

On September 18, 2008, our subsidiary Cephalon France SAS informed the French Works Councils of its intention to search for a potential acquiror of the manufacturing facility at Mitry-Mory, France.  We are considering the proposed divestiture due to a reduction of manufacturing activities at the Mitry-Mory manufacturing site.  The proposed divestiture is subject to completion of a formal consultation process with the French Works Councils and employees representatives.

As a result of this decision, we reevaluated the remaining carrying value and useful life of the Mitry-Mory assets and reduced the estimated useful life to approximately two years.  During the quarter we have recorded pre-tax, non-cash charges associated with accelerated depreciation of plant and equipment of $3.2 million related to the proposed divestiture based on the new estimated useful life.  As of September 30, 2008, we had $43.3 million of net property and equipment related to the Mitry-Mory facility included on our balance sheet.

TERMINATION OF CO-PROMOTION AGREEMENT

With respect to the marketing of PROVIGIL in the United States, on August 29, 2008, we terminated our co-promotion agreement with Takeda Pharmaceuticals North America, Inc. (“TPNA”) effective November 1, 2008.  As a result of the termination, we will be required under the agreement to make payments to TPNA during the three years following the termination of the agreement (the “Sunset Payments”).  The Sunset Payments will be calculated based on a percentage of royalties to TPNA during the final twelve months of the agreement.  In September 2008, we recorded an accrual of $27.2 million, representing the present value of the estimated Sunset Payments due to TPNA.

RESULTS OF OPERATIONS

(In thousands)

Three months ended September 30, 2008 compared to three months ended September 30, 2007:

	Three months ended
	September 30,
	2008			2007			% Increase (Decrease)
	United States	Europe	Total	United States	Europe	Total	United States	Europe	Total
Sales:
PROVIGIL	$241,366	$17,793	$259,159	$202,202	$14,904	$217,106	19%	19%	19%
GABITRIL	12,176	2,337	14,513	12,952	881	13,833	(6)	165	5
CNS	253,542	20,130	273,672	215,154	15,785	230,939	18	28	19

ACTIQ	21,392	14,401	35,793	45,946	10,007	55,953	(53)	44	(36)
Generic OTFC	19,569	—	19,569	32,689	—	32,689	(40)	—	(40)
FENTORA	41,330	—	41,330	33,193	—	33,193	25	—	25
AMRIX	20,512	—	20,512	—	—	—	—	—	—
Pain	102,803	14,401	117,204	111,828	10,007	121,835	(8)	44	(4)

TREANDA	24,551	—	24,551	—	—	—	—	—	—
Other Oncology	4,691	23,195	27,886	4,301	18,405	22,706	9	26	23
Oncology	29,242	23,195	52,437	4,301	18,405	22,706	580	26	131

Other	11,351	35,000	46,351	14,990	38,259	53,249	(24)	(9)	(13)
Total Sales	396,938	92,726	489,664	346,273	82,456	428,729	15	12	14
Other Revenues	8,471	347	8,818	8,823	869	9,692	(4)	(60)	(9)
Total Revenues	$405,409	$93,073	$498,482	$355,096	$83,325	$438,421	14%	12%	14%

Sales—In the United States, we sell our proprietary products to pharmaceutical wholesalers, the largest three of which accounted for 65% of our total consolidated gross sales for the three months ended September 30, 2008. Decisions made by these wholesalers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) can materially affect the level of our sales in any particular period and thus may not necessarily correlate to the number of prescriptions written for our products as reported by IMS Health Incorporated.

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

As of September 30, 2008, we received information from substantially all of our U.S. wholesaler customers about the levels of inventory they held for our U.S. branded products. Based on this information, which we have not independently verified, we believe that total inventory held at these wholesalers is approximately two to three weeks supply of our U.S. branded products at our current sales levels, remaining near the low end of this range at quarter end. At September 30, 2008, we believe that our generic OTFC inventory held at wholesalers and retailers is approximately three months.

For the three months ended September 30, 2008, sales were impacted by price changes, changes in the product sales allowances deducted from gross sales as described further below and by changes in the relative levels of the number of units of inventory held at wholesalers and retailers. For the three months ended September 30, 2008, total sales increased by 14% over the prior year. The key factors that contributed to the increase in sales are summarized by product as follows:

•                  In CNS, sales of PROVIGIL increased 19%. Sales of PROVIGIL in the U.S. increased by 19% as a result of 2008 domestic price increases, resulting in an average price increase of 20% period over period,  offset by a 1% decrease in U.S. prescriptions, according to IMS Health.  European sales of PROVIGIL increased 19% due to both increases in unit sales and the favorable effect of exchange rates.

•                  In Pain, sales decreased 4%.  Sales of ACTIQ in the United States were impacted by domestic price increases in 2008, resulting in an average price increase of 25% period over period.  This price impact was offset by a 47% decrease in U.S. prescriptions, according to IMS Health, resulting from the continued erosion of sales due to the impact of generic competition to ACTIQ and by an increase in returns activity, as described below.  Sales of ACTIQ in Europe increased 44% due to increases in unit sales in France, Germany, UK and other areas, along with the favorable effect of exchange rates. Sales of FENTORA increased 25%, impacted by an average 16% domestic price increase, a decrease in coupon redemption activity, and an offsetting 21% decrease in prescriptions resulting from a challenging reimbursement environment and an overall decline in the rapid-onset fentanyl market.

•                  In Oncology, sales increased 131%, due primarily to the introduction of TREANDA in April 2008, while European oncology products increased 26%, due to an increase in unit sales of MYOCET® (liposomal doxorubicin) and favorable effect of exchange rate changes.

Other Revenues—The decrease of 9% from period to period is primarily due to lower revenues from our collaborators including royalties, milestone payments, and fees.

Analysis of gross sales to net sales—The following table presents the product sales allowances deducted from gross sales to arrive at a net sales figure:

	Three months ended
	September 30,
	2008	2007	Change	% Change
Gross sales	$562,074	$479,065	$83,009	17%
Product sales allowances:
Prompt payment discounts	9,378	7,781	1,597	21
Wholesaler discounts	(10)	5,373	(5,383)	(100)
Returns	16,687	(2,598)	19,285	(742)
Coupons	5,194	8,713	(3,519)	(40)
Medicaid discounts	11,493	10,648	845	8
Managed care and governmental contracts	29,668	20,419	9,249	45
	72,410	50,336	22,074
Net sales	$489,664	$428,729	$60,935	14%
Product sales allowances as a percentage of gross sales	12.9%	10.5%

Prompt payment discounts, generally granted at 2% of sales, increased for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 due to the increase in sales.  Wholesaler discounts decreased period over period as the price increases made during the quarter ended September 30, 2008 produced wholesaler credits that completely offset the wholesaler discounts that would have been recorded for the period.

Returns increased substantially during the third quarter of 2008 as a result of heightened ACTIQ returns.  Between March and July of 2006, we increased ACTIQ manufacturing levels to ensure sufficient supply as we switched manufacturing to FENTORA in anticipation of its launch and prepared for the transition of ACTIQ production to a new facility that opened in August 2006.  The expiration of this product in the third quarter of 2008 has resulted in increased returns.  We believe that the returns in the third quarter of 2008 are not indicative of future periods and therefore we have not adjusted our returns percentage as it relates to current ACTIQ sales.  In the third quarter of 2007, returns were impacted by a decrease in historical returns experience for our CNS products and by our analysis of retail pipeline data.  Coupons decreased period over period as a result of the decrease in coupon redemption activity for FENTORA.

Medicaid discounts increased at a rate lower than our increase in sales for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 due to the decrease in utilization of pain products under Medicaid.  Managed care and governmental contracts increased for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 due to additional rebates for certain managed care and governmental programs, particularly with respect to sales of PROVIGIL and generic OTFC.  In addition, during the three months ended September 30, 2008, we recognized a reserve of $4.6 million for amounts payable to the U.S. Department of Defense (“DoD”) under the new Tricare program effective January 28, 2008.  In the future, we expect product sales allowances as a percentage of gross sales to trend upward due to the impact of potential future price increases on Medicaid discounts and potential increases related to Medicaid, managed care and governmental contracts sales.

	Three months ended
	September 30,
	2008	2007	Change	% Change
Costs and expenses:
Cost of sales	$121,477	$82,258	$39,219	48%
Research and development	88,325	93,527	(5,202)	(6)
Selling, general and administrative	222,948	186,456	36,492	20
Settlement reserve	7,450	369,000	(361,550)	(98)
Restructuring charges	1,497	—	1,497	—
	$441,697	$731,241	$(289,544)	(40)%

Cost of Sales—The cost of sales was 24.8% of net sales for the three months ended September 30, 2008 and 19.2% of net sales for the three months ended September 30, 2007. This increase resulted from a reserve for excess modafinil purchase commitments of $26.0 million (5.3% of net sales), based on our third quarter analysis of estimated future requirements.  In addition, we recorded accelerated depreciation charges within cost of sales in the third quarter of 2008 of $1.6 million (0.3% of net sales) related to the restructuring at our CIMA facility, and $2.9 million (0.6% of net sales) related to the proposed divestiture of our Mitry-Mory manufacturing site.

Research and Development Expenses—Research and development expenses decreased $5.2 million, or 6%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. This decrease is primarily attributable to the recognition of a $15.0 million milestone payment related to our NDA filing for TREANDA in 2007, partially offset by an increase in clinical activity related to NUVIGIL.  For the three months ended September 30, 2008 and 2007, we recognized $7.3 million and $5.3 million, respectively, of depreciation expense included in research and development expenses.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $36.5 million, or 20%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, primarily due to the recognition of $27.2 million of estimated Sunset Payments due to TPNA, and to increased selling and marketing spending on the promotion of PROVIGIL and AMRIX, offset by a decrease in promotional spending on FENTORA.  For the three months ended September 30, 2008 and 2007, we recognized $5.3 million and $2.2 million, respectively, of depreciation expense included in selling, general and administrative expenses.

Settlement reserve — For the three months ended September 30, 2008, we recognized $7.4 million for the charges relating to the settlement of investigations by the states of Connecticut and Massachusetts, and for our estimate of attorneys’ fees for the Relators as part of the U.S. Attorney’s Office settlement.  For the three months ended September 30, 2007, we increased the existing settlement reserve by $369.0 million related to the terms of the agreement in principle reached with the U.S. Attorney’s Office.  See Note 11 to the Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Restructuring charges—For the three months ended September 30, 2008, we recorded $1.5 million related to our restructuring plan to consolidate certain manufacturing and research and development activities within our U.S. locations.  These charges primarily consist of severance payments and accruals for employees who have or are expected to be terminated as a result of this restructuring plan.

	Three months ended
	September 30,
	2008	2007	Change	% Change
Other income (expense):
Interest income	$4,002	$8,868	$(4,866)	(55)%
Interest expense	(8,831)	(5,660)	(3,171)	56
Gain on extinguishment of debt	—	5,319	(5,319)	(100)
Other income (expense), net	(2,284)	2,493	(4,777)	(192)
	$(7,113)	$11,020	$(18,133)	(165)%

Other Income (Expense) — Other income (expense) decreased $18.1 million, or 165%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. The decrease was attributable to the following factors:

•                  a $4.9 million decrease in interest income, primarily due to lower U.S. average interest rates offset by higher average investment balances;

•                  a $3.2 million increase in interest expense, primarily due to the recognition of $3.8 million of estimated accrued interest related to the agreement in principle with the U.S. Attorney’s Office;

•                  a $5.3 million gain on the extinguishment of debt related to the Pennsylvania Industrial Development Board (“PIDA”) loan forgiveness in the third quarter of 2007; and

•                  a $4.8 million decrease in other income, net, primarily due to fluctuations in foreign currency gains and losses in the comparable periods.

	Three months ended
	September 30,
	2008	2007	Change	% Change
Income tax expense	$(62,371)	$24,963	$(87,334)	(350)%

Income Taxes— For the three months ended September 30, 2008, we recognized $62.4 million of income tax benefit on income before income taxes of $49.7 million.   This includes a tax benefit of $84.5 million, of which $82.3 million related to the settlement with the U.S. Attorney’s Office, for which the related expense was recorded in 2007, and $2.2 million related to the settlements with Connecticut and Massachusetts, for which the related expense was recorded in the third quarter of 2008. The three months ended September 30, 2008 also included an additional tax expense of $5.2 million return to provision adjustment for the 2007 federal tax returns filed in September 2008 and a release of $4.4 million in tax reserves for tax contingencies which were previously under audit by tax authorities. This compares to income tax expense for the three months ended September 30, 2007 of $25.0 million on loss before income taxes of $281.8 million, where we did not recognize a tax benefit for the increase in our U.S. Attorney’s Office settlement reserve recorded in the quarter due to the uncertainty associated with the tax treatment of any potential settlement.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007:

	Nine months ended September 30,
	2008			2007			% Increase (Decrease)
	United States	Europe	Total	United States	Europe	Total	United States	Europe	Total
Sales:
PROVIGIL	$658,777	$48,428	$707,205	$593,394	$39,171	$632,565	11%	24%	12%
GABITRIL	37,614	6,669	44,283	39,814	6,268	46,082	(6)	6	(4)
CNS	696,391	55,097	751,488	633,208	45,439	678,647	10	21	11

ACTIQ	96,960	40,734	137,694	157,097	28,638	185,735	(38)	42	(26)
Generic OTFC	75,845	—	75,845	97,562	—	97,562	(22)	—	(22)
FENTORA	116,637	—	116,637	101,224	—	101,224	15	—	15
AMRIX	47,399	—	47,399	—	—	—	—	—	—
Pain	336,841	40,734	377,575	355,883	28,638	384,521	(5)	42	(2)

TREANDA	38,932	—	38,932	—	—	—	—	—	—
Other Oncology	14,259	70,837	85,096	13,044	56,645	69,689	9	25	22
Oncology	53,191	70,837	124,028	13,044	56,645	69,689	308	25	78

Other	37,995	117,517	155,512	40,823	114,122	154,945	(7)	3	0
Total Sales	1,124,418	284,185	1,408,603	1,042,958	244,844	1,287,802	8	16	9
Other Revenues	24,377	1,436	25,813	32,315	2,550	34,865	(25)	(44)	(26)
Total Revenues	$1,148,795	$285,621	$1,434,416	$1,075,273	$247,394	$1,322,667	7%	15%	8%

Sales—For the nine months ended September 30, 2008, sales were impacted by price changes, changes in the product sales allowances deducted from gross sales as described further below and by changes in the relative levels of the number of units of inventory held at wholesalers and retailers. For the nine months ended September 30, 2008, total sales increased by 9% over the prior year. The key factors that contributed to the increase in sales are summarized by product as follows:

•                  In CNS, sales of PROVIGIL increased 12 percent. Sales of PROVIGIL in the U.S. increased 11%, due to domestic price increases of approximately 14% in February and 12% in August, resulting in an average price increase of 12.5% from period to period, offset by a 1% decrease in U.S. prescriptions, according to IMS Health.  European sales of PROVIGIL increased 24% due primarily to both increases in unit sales and to favorable effect of exchange rates.

•                  In Pain, sales decreased 2 percent. Sales of ACTIQ in the U.S. were impacted by increases in domestic prices of approximately 17% from period to period, offset by a 53% decrease in U.S. prescriptions, according to IMS Health, resulting from the continued erosion of sales due to the introduction of generic competition to ACTIQ and by an increase in returns activity, as described below. Sales of generic OTFC decreased 22% due to decreases in prices and to a 12% decrease in prescriptions according to IMS Health.  Sales of FENTORA increased 15% due primarily to an average 10% domestic price increase period over period.  AMRIX sales, which began in the fourth quarter of 2007, were $47.4 million.  During the remainder of 2008, while we expect continued growth from AMRIX, we expect overall sales of our other Pain products to decrease compared to the same period in 2007 and the first half of 2008 based on a shift in market share from ACTIQ to generic OTFC.

•                  In Oncology, sales increased 78 percent. U.S. sales increased due to sales of TREANDA, which began in April 2008.  Sales of our European oncology products increased 25%, due primarily to an increase in unit sales of MYOCET and favorable effect of exchange rates.

Other Revenues—The decrease of 26% from period to period is primarily due to a decrease in revenues from our collaborators including royalties, milestone payments and fees.

Analysis of gross sales to net sales—The following table presents the product sales allowances deducted from gross sales to arrive at a net sales figure:

	Nine months ended September 30,
	2008	2007	Change	% Change
Gross sales	$1,600,034	$1,444,003	$156,031	11%
Product sales allowances:
Prompt payment discounts	26,176	23,639	2,537	11
Wholesaler discounts	5,910	15,723	(9,813)	(62)
Returns	26,842	9,258	17,584	190
Coupons	16,370	19,895	(3,525)	(18)
Medicaid discounts	29,314	29,277	37	0
Managed care and governmental contracts	86,819	58,409	28,410	49
	191,431	156,201	35,230
Net sales	$1,408,603	$1,287,802	$120,801	9%
Product sales allowances as a percentage of gross sales	12.0%	10.8%

Prompt payment discounts, generally granted at 2% of sales, increased for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 due to the increase in sales. Wholesaler discounts decreased period over period because price increases in 2008 produced wholesaler credits that partially offset the wholesaler discounts that would have been recorded for that same period.

Returns increased for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 as a result of heightened ACTIQ returns.  Between March and July of 2006, we increased ACTIQ manufacturing levels to ensure sufficient supply as we switched manufacturing to FENTORA in anticipation of its launch and prepared for the transition of ACTIQ production to a new facility that opened in August 2006.  The expiration of this product in the third quarter of 2008 has resulted in increased returns.  We believe that the returns in the third quarter of 2008 are not indicative of future periods and therefore we have not adjusted our returns percentage as it relates to current ACTIQ sales.  Coupons decreased period over period as a result of the decrease in coupon redemption activity for FENTORA.

Medicaid discounts remained constant for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 due to the lower Medicaid utilization of our Pain products.  Managed care and governmental contracts increased for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 due to additional rebates for certain managed care and governmental programs, particularly with respect to sales of PROVIGIL and our generic OTFC product. In addition, we recognized a reserve of $12.2 million as of September 30, 2008 for amounts payable to the U.S. Department of Defense (“DoD”) under the new Tricare program effective January 28, 2008.  In the future, we expect product sales allowances as a percentage of gross sales to trend upward due to the impact of potential future price increases on Medicaid discounts and potential increases related to Medicaid, Medicare Part D, managed care and governmental contracts sales.

	Nine months ended September 30,
	2008	2007	Change	% Change
Costs and expenses:
Cost of sales	$312,711	$251,970	$60,741	24%
Research and development	250,169	274,078	(23,909)	(9)
Selling, general and administrative	631,832	527,962	103,870	20
Settlement reserve	7,450	425,000	(417,550)	(98)
Restructuring charge	6,973	—	6,973	—
Acquired in-process research and development	10,000	—	10,000	—
	$1,219,135	$1,479,010	$(259,875)	(18)%

Cost of Sales—The cost of sales was 22.2% of net sales for the nine months ended September 30, 2008 and 19.6% of net sales for the nine months ended September 30, 2007. This increase resulted from a reserve for excess modafinil purchase commitments of $26.0 million (1.8% of net sales), based on our analysis of estimated future requirements, and an increase in amortization expense of $12.7 million (0.9% of net sales) due primarily to the amortization recognized for AMRIX and TREANDA products rights.  In addition, we recorded accelerated depreciation charges within cost of sales for the nine months ended September 30, 2008 of $5.4 million (0.4% of net sales) related to restructuring at our CIMA facility, and $2.9 million (0.2% of net sales) related to the proposed divestiture of our Mitry-Mory manufacturing site.  The increase was partially offset by a charge of $3.5 million (0.3% of net sales) in the first quarter of 2007 for the termination of a materials supply agreement.

Research and Development Expenses—Research and development expenses decreased $23.9 million, or 9%, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. For the nine months ended September 30, 2007, we recognized $26.5 million in up-front payments related to rights acquired to certain development stage products.  This decrease is partially offset by an increase in clinical activity related to NUVIGIL.  For the nine months ended September 30, 2008 and 2007, we recognized $17.4 million and $15.6 million, respectively, of depreciation expense included in research and development expenses.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $103.9 million, or 20%, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.  Other general and administrative expenses increased for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 due to the recognition of $27.2 million of estimated Sunset Payments due to TPNA, to increased selling expenses associated with PROVIGIL, AMRIX, and TREANDA, and to the cessation of the reimbursement of expenses from Alkermes related to the promotion of VIVITROL, offset by a decrease in promotional spending on FENTORA.  For the nine months ended September 30, 2008 and 2007, we recognized $15.0 million and $9.0 million, respectively, of depreciation expense included in selling general and administrative expenses.

Settlement Reserve— For the nine months ended September 30, 2008, we recognized $7.4 million for the charges relating to the settlement of investigations by the states of Connecticut and Massachusetts, and for our estimate of attorneys’ fees for the Relators as part of the U.S. Attorney’s Office settlement.  For the nine months ended September 30, 2007, we established a reserve of $425.0 million related to our estimate of the minimum liability stemming from the resolution of the investigations by the U.S. Attorney’s Office.  This investigation was settled in September 2008.  See Note 11 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Restructuring charges—For the nine months ended September 30, 2008, we recorded $7.0 million related to our restructuring plan to consolidate certain manufacturing and research and development activities within our U.S. locations.  These charges primarily consist of severance payments and accruals for employees who have or are expected to be terminated as a result of this restructuring plan.

Acquired in-process research and development—For the nine months ended September 30, 2008, we recorded acquired in-process research and development of $10 million related to our license of technology in the field of oncology.

	Nine months ended September 30,
	2008	2007	Change	% Change
Other income (expense):
Interest income	$15,515	$23,485	$(7,970)	(34)%
Interest expense	(25,697)	(15,272)	(10,425)	68
Gain on extinguishment of debt	—	5,319	(5,319)	(100)
Gain on sale of investment	—	5,791	(5,791)	(100)
Other income (expense), net	1,488	3,747	(2,259)	(60)
	$(8,694)	$23,070	$(31,764)	(138)%

Other Income (Expense)—Other income (expense) decreased $31.8 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The decrease was attributable to the following factors:

•                  an $8.0 million decrease in interest income due to lower investment returns and offset by higher average investment balances;

•                  a $10.4 million increase in interest expense due to the recognition of $11.3 million of estimated accrued interest related to the agreement with the U.S. Attorney’s Office;

•                  a $5.3 million gain on extinguishment of debt related to the PIDA loan forgiveness in the third quarter of 2007;

•                  a $5.8 million gain on the sale of an investment in a privately-held company in 2007; and

•                  a $2.3 million decrease in other income, net, primarily due to fluctuations in foreign currency gains and losses in the comparable periods.

	Nine months ended September 30,
	2008	2007	Change	% Change
Income tax expense	$(4,375)	$102,613	$(106,988)	(104)%

Income Taxes—For the nine months ended September 30, 2008 we recognized $4.4 million of income tax benefit on income before income taxes of $206.6 million, resulting in an overall effective tax rate of (2.1) percent.  This includes a tax benefit of $84.5 million, of which $82.3 million related to the settlement with the U.S. Attorney’s Office, for which the related expense was recorded in 2007, and $2.2 million related to the settlements with Connecticut and Massachusetts, for which the related expense was recorded in the third quarter of 2008. The nine months ended September 30, 2008 also included an additional tax expense of $5.2 million return to provision adjustment for the 2007 federal tax returns timely filed in September 2008 and a release of $4.4 million in tax reserves for tax contingencies which were previously under audit by tax authorities.  This compared to income tax expense for the nine months ended September 30, 2007 of $102.6 million on loss before income taxes of $133.3 million.  During the second quarter of 2007, Cephalon did not recognize a tax benefit for the U.S. Attorney’s Office settlement reserve due to the uncertainty associated with the tax treatment of any potential settlement.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands)

Cash, cash equivalents and investments at September 30, 2008 were $846.6 million, representing 23% of total assets, compared to $826.3 million, representing 24% of total assets at December 31, 2007. During the second quarter of 2008, we paid $213.1 million upon conversion or redemption of our 2008 Zero Coupon Convertible Notes.

Our working capital deficit, which is calculated as current assets less current liabilities, was $240.0 million at September 30, 2008 compared to $583.8 million at December 31, 2007.  Our convertible notes contain conversion terms that will impact whether these notes are classified as current or long-term liabilities and consequently affect our working capital position. At September 30, 2008 and December 31, 2007, $1,020.0 million and $1,233.7 million, respectively, of our convertible subordinated notes were convertible into cash and shares of common stock and were therefore classified as current liabilities on our consolidated balance sheets.

On August 15, 2008, we established a $200 million, three-year revolving credit facility with JP Morgan Chase Bank, N.A. and certain other lenders.  The credit facility is available for letters of credit, working capital and general corporate purposes and is guaranteed by certain of our domestic subsidiaries.  The credit agreement contains standard covenants, including but not limited to covenants related to total debt to Consolidated EBITDA (as defined in the credit agreement), senior debt to Consolidated EBITDA, interest expense coverage and limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, and transactions with affiliates.  As of the date of this filing, we have not drawn any amounts under the credit facility.

The change in cash and cash equivalents is as follows:

	Nine months ended
	September 30,
	2008	2007
Net cash provided by operating activities	$282,777	$274,321
Net cash used for investing activities	(79,910)	(200,934)
Net cash (used for) provided by financing activities	(174,340)	81,279
Effect of exchange rate changes on cash and cash equivalents	(601)	10,804
Net increase in cash and cash equivalents	$27,926	$165,470

Net Cash Provided by Operating Activities

Cash provided by operating activities is primarily driven by income from sales of our products offset by the timing of receipts and payments in the ordinary course of business.  Included within cash used for operating activities in 2008 is the payment of $10.0 million related to an agreement to in-license certain technology in the field of oncology. The net loss for the nine months ended September 30, 2007 was offset by a change in accounts payable and accrued expenses of $425.0 million related to the agreement with the U.S. Attorney’s Office.

Net Cash Used for Investing Activities

Cash used in investing activities primarily relates to acquisitions of business, technologies, products and product rights and funds used for capital expenditures in property and equipment.

For the nine months ended September 30, 2008 and 2007, we made capital expenditures of $55.7 million and $70.9 million, respectively. Significant expenditures include the expansion and improvement of our facilities and our worldwide implementation of SAP®.  Cash used for intangible assets includes a payment of $25 million initiated in March 2008 upon FDA approval of TREANDA and $99.2 million paid in August 2007 in association with the acquisition of the North America rights to AMRIX from E. Claiborne Robins Company Inc.  Investment in third party is an equity investment of $6.2 million in a privately-held pharmaceutical company paid during the second quarter of 2008.  These uses of cash were partially offset by cash provided from sales and maturities of our investment portfolio. As of September 30, 2008, all available-for-sale instruments in our investment portfolio have been sold or have matured and the corresponding proceeds have been transferred into liquid cash equivalents with original maturities of three months or less from the date of purchase. Additionally, in June 2007, we received cash proceeds of $12.3 million on the sale of an investment in a privately-held company and recorded the related gain of $5.8 million in other income.

Net Cash (Used for) Provided by Financing Activities

Financing activities for the periods presented above primarily relate to proceeds from stock option exercises and payments on long-term debt.

Proceeds from exercises of stock options were $37.2 million and $74.4 million for the nine months ended September 30, 2008 and 2007, respectively. The corresponding windfall tax benefits from stock-based compensation for those same periods were $4.6 million and $9.9 million, respectively. During the second quarter of 2008, we paid $213.1 million upon conversion or redemption of our 2008 Zero Coupon Convertible Notes.

Commitments and Contingencies

There have been no material changes to the Contractual Obligations Table, presented in our Annual Report on Form 10-K for the year ended December 31, 2007.  The table excludes unrecognized tax benefits, which totaled $79.6 million as of January 1, 2008 and $85.9 million as of September 30, 2008.  We also expect to timely settle any federal tax assessments as a result of certain tax audits.   During the twelve months ending September 30, 2009, we expect to make $9.9 million cash tax payments related to unrecognized tax benefits recorded at September 30, 2008.

As of the filing date of this report, as discussed in Note 16 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, we paid a total of $423.1 million plus $11.3 million interest from cash and cash equivalents on hand in October 2008 relating to the USAO settlement.  The remaining settlement payments of $1.9 million plus interest related to the USAO settlement are expected to be paid during the fourth quarter of 2008.

Outlook

We expect to use our cash, cash equivalents, credit facility and investments on working capital and general corporate purposes, the acquisition of businesses, products, product rights, or technologies, the settlement of outstanding litigation, the payment of contractual obligations, including scheduled interest payments on our convertible notes and regulatory or sales milestones that may become due, and/or the purchase, redemption or retirement of our convertible notes. However, we expect that sales of our currently marketed products should allow us to continue to generate positive operating cash flow in 2008. At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth in 2009 and beyond, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our near-term product candidates.

As part of the U.S. Attorney’s Office settlement, in October 2008, we paid a total of $423.1 million plus $11.3 million interest, as set forth in Note 16 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.  The remaining settlement payments of $1.9 million plus interest related to the USAO settlement are expected to be paid in the fourth quarter.

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

Marketed Products and Product Candidates

Continued sales growth of PROVIGIL depends, in part, on the continued effectiveness of the various settlement agreements we entered into in late 2005 and early 2006, as well as our maintenance of protection in the United States and abroad of the modafinil particle-size patent until at least 2012.  During 2007 and continuing in 2008, we experienced a decline in prescription growth of PROVIGIL that was more than offset by price increases.  Finally, growth of our modafinil-based product sales in the future may depend in part on our ability to successfully launch NUVIGIL in the second half of 2009.

The growth of our pain franchise depends in large part on our ability to successfully market FENTORA within its current indication and to secure FDA approval of a broader labeled indication for the product outside of breakthrough cancer pain.  November 2007, we submitted a supplemental new drug application (“sNDA”) to the FDA seeking approval to market FENTORA for the management of breakthrough pain in opioid tolerant patients with chronic pain conditions.  The FDA held an Advisory Committee meeting on May 6, 2008 to discuss the FENTORA sNDA.  At that meeting, the Advisory Committee voted not to recommend approval of the FENTORA sNDA.  On September 15, 2008, we received a complete response letter, in which the FDA requested that we implement and demonstrate the effectiveness of proposed enhancements to the current FENTORA risk management program.  Even if we successfully implement and demonstrate the effectiveness of our risk management program, we do not know whether the FDA will approve our request for an expanded label for FENTORA.  Growth of FENTORA sales also will depend on the strength of the patent covering the product, particularly in light of the ANDAs filed by Watson and Barr.  Sales of our other pain product, ACTIQ, have been meaningfully eroded by the launch of FENTORA and by generic competition since September 2006 and we expect this erosion will continue during 2008. In addition, sales of our own generic OTFC could be significantly impacted by the entrance into the market of additional generic OTFC products, which could occur at any time.

Our future growth also depends, in part, on our ability to achieve continued sales growth with AMRIX and TREANDA, which we launched in October 2007 and April 2008, respectively.  Growth of AMRIX sales will depend in part on the strength of the patent covering the product, particularly in light of the ANDAs filed by Mylan and Barr.

Clinical Studies

Over the past few years, we have incurred significant expenditures related to conducting clinical studies to develop new pharmaceutical products and exploring the utility of our existing products in treating disorders beyond those currently approved in their respective labels. In 2008 and 2009, we expect to continue to incur significant levels of research and development expenditures. We also expect to continue or begin a number of significant clinical programs including, among others: possible studies of TREANDA as a first-line treatment for NHL and for the treatment of multiple myeloma; a Phase 3 program evaluating CEP-701 for the treatment of acute myelogenous leukemia and other possible studies in patients with myeloproliferative disorder; and clinical programs with NUVIGIL focused on excessive sleepiness associated with jet lag disorder, traumatic brain injury, cancer related fatigue/tiredness, adjunctive treatment to atypical anti-psychotics in schizophrenia patients, and bi-polar depression. We may seek to mitigate the risk in, and expense of, our research and development programs by entering into collaborative arrangements with third parties. However, we intend to retain a portion of the commercial rights to these programs and, as a result, we still expect to spend significant funds on our share of the cost of these programs, including the costs of research, preclinical development, clinical research and manufacturing.

Manufacturing, Selling and Marketing Efforts

During the fourth quarter of 2008, we expect to continue to incur significant expenditures associated with manufacturing, selling and marketing our products. We expect to continue in-process capital expenditure projects at our research and development facilities in France and West Chester, Pennsylvania.  We also expect to continue in the fourth quarter of 2008 a capital expenditure project related to the transfer of manufacturing activities from our facility in Eden Prairie, Minnesota to our facility in Salt Lake City, Utah; we expect this transfer to be completed by 2010 or 2011.  The aggregate amount of our sales and marketing expenses in 2008 is expected to be higher than that incurred in 2007, primarily as a result of higher expenses associated with our promotional efforts related to PROVIGIL and AMRIX and launch expenses associated with TREANDA and pre-launch expenses associated with NUVIGIL.

Over the past few years, we have been developing a manufacturing process for the active pharmaceutical ingredient in NUVIGIL that is more cost effective than our prior process of separating modafinil into armodafinil.  As a result of our plan to manufacture armodafinil in the future using this new process and our decision to launch NUVIGIL in the second half of 2009, we assessed the potential impact of these items on certain of our existing agreements to purchase modafinil.  Under these contracts, we have agreed to purchase minimum amounts of modafinil through 2012, with aggregate purchase commitments totaling $64.4 million as of September 30, 2008.  Based on our third quarter assessment, we have recorded a reserve of $26.0 million for purchase commitments for modafinil raw materials not expected to be utilized.  We also are initiating a search for a potential acquiror of our manufacturing facility in Mitry-Mory, France where we produce modafinil.  As of September 30, 2008, we had $43.3 million of property and equipment related to the Mitry-Mory facility included on our balance sheet.  The resolution of these assessments could have a negative impact on our results of operations in future periods.

Indebtedness

We have significant indebtedness outstanding, consisting principally of indebtedness on convertible subordinated notes. The following table summarizes the principal terms of our most significant convertible subordinated notes outstanding as of September 30, 2008:

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

As of September 30, 2008, our closing stock price was $77.49, and therefore, all of our notes were convertible as of September 30, 2008.  Under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. As of the filing date of this Quarterly Report on Form 10-Q, we do not have available cash, cash equivalents and investments sufficient to repay these convertible notes, if presented. In addition, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time. If we do not have sufficient funds available to repay any principal balance of notes presented for conversion, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

All of our notes have been classified as current liabilities on our consolidated balance sheet as of September 30, 2008.  We believe that the share price of our common stock would have to significantly increase over the market price as of the filing date of this report before the fair value of our convertible notes would be less than the value of the common stock underlying the notes.  As such, we believe it is highly unlikely that holders of the 2.0% Notes or the 2010 Zero Coupon Notes, if the restricted conversion prices were met, would present significant amounts of such notes for conversion under the current terms. In the event that a significant conversion did occur, we believe that we have the ability to raise sufficient cash to repay the principal amounts due through a combination of utilizing our existing cash on hand, accessing our credit facility, raising money in the capital markets or selling our note hedge instruments for cash.

The annual interest payments on our convertible notes outstanding as of September 30, 2008 are $16.4 million, payable semi-annually on June 1 and December 1. In the future, we may agree to exchanges of the notes for shares of our common stock or debt, or may determine to use a portion of our existing cash on hand to purchase or retire all or a portion of the outstanding convertible notes.

Our 2.0% Notes and 2010 Zero Coupon Notes each are considered Instrument C securities as defined by EITF 90-19; therefore, these notes are included in the dilutive earnings per share calculation using the treasury stock method. Under the treasury stock method, we must calculate the number of shares issuable under the terms of these notes based on the average market price of our common stock during the period, and include that number in the total diluted shares figure for the period. At the time we sold our 2.0% Notes and 2010 Zero Coupon Notes we entered into convertible note hedge and warrant agreements that together are intended to have the economic effect of reducing the net number of shares that will be issued upon conversion of the notes by increasing the effective conversion price for these notes, from our perspective, to $67.92 and $72.08, respectively. However, from an accounting principles generally accepted in the United States of America (“U.S. GAAP”) perspective, Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“SFAS 128”) considers only the impact of the convertible notes and the warrant agreements; since the impact of the convertible note hedge agreements is always anti-dilutive, SFAS 128 requires that we exclude from the calculation of fully diluted shares the number of shares of our common stock that we would receive from the counterparties to these agreements upon settlement.

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

On August 15, 2008, we established a $200 million, three-year revolving credit facility with JP Morgan Chase Bank, N.A. and certain other lenders.  The credit facility is available for letters of credit, working capital and general corporate purposes and is guaranteed by certain of our domestic subsidiaries.  The credit agreement contains standard covenants, including but not limited to covenants related to total debt to Consolidated EBITDA (as defined in the credit agreement), senior debt to Consolidated EBITDA, interest expense coverage and limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, and transactions with affiliates.  As of the date of this filing, we have not drawn any amounts under the credit facility.

Acquisition Strategy

As part of our business strategy, we plan to consider and, as appropriate, make acquisitions of other businesses, products, product rights or technologies. Our cash reserves and other liquid assets may be inadequate to consummate such acquisitions and it may be necessary for us to access our $200 million credit facility or to issue stock or raise substantial additional funds in the future to complete future transactions. In addition, as a result of our acquisition efforts, we are likely to experience significant charges to earnings for merger and related expenses (whether or not our efforts are successful) that may include transaction costs, closure costs or acquired in-process research and development charges.

Other

We may experience significant fluctuations in quarterly results based primarily on the level and timing of:

•	cost of product sales;

•	achievement and timing of research and development milestones;

•	collaboration revenues;

•	cost and timing of clinical trials, regulatory approvals and product launches;

•	marketing and other expenses;

•	manufacturing or supply disruptions;

•	unanticipated conversions of our convertible notes; and

•	costs associated with the operations of recently-acquired businesses and technologies.

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

The following table summarizes activity in each of the above categories for the nine months ended September 30, 2008:

(In thousands)	Prompt Payment Discounts	Wholesaler Discounts	Returns*	Coupons	Medicaid Discounts	Managed Care & Governmental Contracts	Total
Balance at January 1, 2008	$(3,082)	$(6,449)	$(25,335)	$(7,253)	$(19,883)	$(24,264)	$(86,266)

Provision:
Current period	(26,176)	(5,912)	(12,888)	(16,478)	(29,165)	(88,194)	(178,813)
Prior periods	—	2	(13,954)	108	(149)	1,375	(12,618)
Total	(26,176)	(5,910)	(26,842)	(16,370)	(29,314)	(86,819)	(191,431)

Actual:
Current period	22,325	5,885	—	10,459	5,625	47,665	91,959
Prior periods	3,082	6,447	22,505	7,144	19,545	22,892	81,615
Total	25,407	12,332	22,505	17,603	25,170	70,557	173,574
Balance at September 30, 2008	$(3,851)	$(27)	$(29,672)	$(6,020)	$(24,027)	$(40,526)	$(104,123)

*                    Given our return goods policy, we assume that all returns in a current year relate to prior period sales.

Product Sales Allowances- Returns-  Customers can return short-dated or expired product that meets the guidelines set forth in our return goods policy. Product shelf life from the date of manufacture for PROVIGIL is three years, GABITRIL is two to three years, depending on product strength, and ACTIQ, TREANDA, AMRIX and FENTORA are each two years. Returns are accepted from wholesalers and retail pharmacies. Wholesaler customers can return short-dated product with six months or less shelf life remaining and expired product within twelve months following the expiration date. Retail pharmacies are not permitted to return short-dated product but can return full or partial quantities of expired product only within twelve months following the expiration date. We base our estimates of product returns for each of our products on the percentage of returns that we have experienced historically. Notwithstanding this, we may adjust our estimate of product returns if we are aware of other factors that we believe could meaningfully impact our expected return percentages. These factors could include, among others, our estimates of inventory levels of our products in the distribution channel, known sales trends and existing or anticipated competitive market forces such as product entrants and/or pricing changes.

For the nine months ended September 30, 2008, we recorded a provision for returns at a weighted average rate of 1.7% of gross sales, which is 1.0% increase over our actual historical return percentages. Between March and July of 2006, we increased ACTIQ manufacturing levels to ensure sufficient supply as we switched manufacturing to FENTORA in anticipation of its launch and prepared for the transition of ACTIQ production to a new facility that opened in August 2006.  The expiration of this product in the third quarter of 2008 has resulted in increased returns.  We believe that the returns in the third quarter of 2008 are not indicative of future periods and therefore we have not adjusted our returns percentage as it relates to current ACTIQ sales.  In the future, actual returns could exceed historical experience and our estimates of expected future returns activity because of several factors, including, among other things, wholesaler and retailer stocking patterns and/or competition. If the returns provision percentage were to increase by 1.0% of 2008 year-to-date gross sales from our proprietary products marketed in the U.S., then an additional provision of $12.6 million would result.

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

With respect to VIVITROL, we currently have $91.7 million of intangible assets and $33.2 million of construction in progress assets as of September 30, 2008.  The carrying value of these assets is supported by our projections for future revenue growth of VIVITROL.  To date, actual revenue has not met our initial estimates. If actual future revenue growth of the product continues to be materially less than our initial projections, we may conclude that the VIVITROL intangible assets and the construction in progress assets are impaired.  For additional information regarding our significant accounting policies with respect to goodwill, intangibles and other long-lived assets, see Note 1 of our Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign currency exchange risk related to our operations in European subsidiaries that have transactions, assets, and liabilities denominated in foreign currencies that are translated into U.S. dollars for consolidated financial reporting purposes. Historically, we have not hedged any of these foreign currency exchange risks. For the three months ended September 30, 2008, an average 10% weakening of the U.S. dollar relative to the currencies in which our European subsidiaries operate would have resulted in an increase of $9.3 million in reported total revenues and an equivalent increase in reported expenses. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not assume any changes in the level of operations of our European subsidiaries.

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

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required by this Item is incorporated by reference to Note 11 of the Consolidated Financial Statements included in Part I, Item 1 of this Report.

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

A significant portion of our revenue is derived from our three largest products, and our future success will depend on the continued acceptance of PROVIGIL and FENTORA, the growth of AMRIX and TREANDA and the ability to successfully launch NUVIGIL.

For the nine months ended September 30, 2008, approximately 50%, 15% and 8% of our total consolidated net sales were derived from sales of PROVIGIL, ACTIQ (including our generic OTFC product) and FENTORA, respectively. With respect to PROVIGIL, we cannot be certain that it will continue to be accepted in its market.  In September 2006, Barr entered the market with generic OTFC.  Since that time, we have experienced meaningful erosion of branded ACTIQ sales in the United States and we expect this erosion will continue during the remainder of 2008. In addition, sales of our own generic

OTFC product could be significantly impacted by the entrance into the market of additional generic OTFC products, which could occur at any time.  With respect to NUVIGIL, which we currently intend to launch in the second half of 2009, we cannot be sure that our sales and marketing efforts will be successful or that it will be accepted in the market.

To counter the impact from existing and potential generic competition, we will need FENTORA, our next-generation pain product launched in October 2006, to continue to be accepted in the market.  In September 2007, we issued a letter to healthcare professionals to clarify the appropriate patient selection, dosage and administration for FENTORA, following reports of serious adverse events in connection with the use of the product.  We also are working with FDA and expect to implement COVERS™, a new risk management program for FENTORA intended to ensure appropriate prescribing and use of this product.  It is possible that this program could have a negative impact on FENTORA prescription growth.  If FDA recommends that a similar program be applied to ACTIQ and generic OTFC, it is possible that prescriptions of these products also could be impacted.

For sales to grow over the next several years, we will need our two newest products, AMRIX and TREANDA, to achieve projected levels of growth.  Specifically, the following factors, among others, could affect the level of market acceptance of these products, as well as PROVIGIL, FENTORA, and ACTIQ:

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

Our long-term prospects, particularly with respect to the growth of our future sales and earnings, depend to a large extent on our ability to obtain FDA approvals of new product candidates or of expanded indications of our existing products such as FENTORA and NUVIGIL. On May 6, 2008, a Joint Advisory Committee to the FDA voted not to recommend approval of an expanded label for FENTORA for the management of breakthrough pain in opioid-tolerant patients with chronic pain conditions.  On September 15, 2008, we received a complete response letter, in which the FDA requested that we implement and demonstrate the effectiveness of proposed enhancements to the current FENTORA risk management program.  We are continuing to work with FDA and expect to implement COVERS™, a new risk management program for FENTORA that is intended to ensure appropriate prescribing and use of this product and to provide a potential avenue for approval of the FENTORA sNDA.  There can be no assurance that our applications to market these and other product candidates will be submitted or reviewed in a timely manner or that the FDA will approve the product candidates on the basis of the data contained in the applications.  Even if approval is granted to market a product candidate, there can be no assurance that we will be able to successfully commercialize the product in the marketplace or achieve a profitable level of sales.

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

Separately, in June 2006, Apotex, Inc., a subsequent ANDA filer seeking FDA approval of a generic form of modafinil, filed suit against us, also in the U.S. District Court for the Eastern District of Pennsylvania, alleging similar violations of antitrust laws and state law. Apotex asserts that the PROVIGIL settlement agreements improperly prevent it from obtaining FDA approval of its ANDA, and seeks monetary and equitable remedies. Apotex also seeks a declaratory judgment that the ‘516 Patent is invalid, unenforceable and/or not infringed by its proposed generic. In late 2006, we filed a motion to dismiss the Apotex case, which is pending. Separately, in April 2008, the Federal Court of Canada dismissed our application to prevent regulatory approval of Apotex’s generic modafinil tablets in Canada.  We have learned that Apotex has launched its generic modafinil tablets in Canada, and we intend to initiate a patent infringement lawsuit against Apotex.  We believe that the private antitrust complaints described in the preceding paragraph and the Apotex antitrust complaint are without merit. While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

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

AMRIX

In October 2008, we, together with our partner, Eurand NV, received Paragraph IV certification letters relating to ANDAs submitted to the FDA by Mylan and Barr, each requesting approval to market and sell a generic equivalent of AMRIX.  Mylan alleges that Eurand’s U.S. Patent Number 7,387,793 covering AMRIX will not be infringed by its manufacture, use or sale of the product described in its ANDA and reserves its right to challenge the validity and/or unenforceability of the Eurand patent.  Barr alleges that Eurand’s U.S. Patent Number 7,387,793 covering AMRIX is invalid, unenforceable and/or will not be infringed by its manufacture, use or sale of the product described in its ANDA.  The 7,387,793 patent covers extended-release formulations containing cyclobenzaprine and does not expire until February 26, 2025.  Eurand and Cephalon currently are reviewing the respective letters and, by statute, Eurand, as patent holder, has 45 days to initiate a patent infringement lawsuit against Mylan and/or Barr.  Such a lawsuit would automatically prevent the FDA from approving the Mylan ANDA and/or the Barr ANDA, as the case may be, until the earlier of a district court decision or 30 months from our receipt of the applicable letter. Eurand and Cephalon have not filed a patent infringement lawsuit against either Mylan or Barr as of the filing date of this report. While we, working with Eurand, intend to vigorously defend the AMRIX intellectual property rights, these efforts, ultimately, may not be successful.

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

In early November 2007, we announced that we had reached an agreement in principle with the U.S. Attorney’s Office (“USAO”) in Philadelphia and the DOJ with respect to the USAO investigation that began in September 2004. On September 29, 2008, to finalize our previously announced agreement in principle, we entered into a settlement agreement (the “Settlement Agreement”) with the DOJ, the USAO, the Office of Inspector General of the Department of Health and Human Services (“OIG”), TRICARE Management Activity, the U.S. Office of Personnel Management (collectively, the “United States”) and the relators identified in the Settlement Agreement (the “Relators”) to settle the outstanding False Claims Act claims alleging off-label promotion of ACTIQ and PROVIGIL from January 1, 2001 through December 31, 2006 and GABITRIL from January 2, 2001 through February 18, 2005 (the “Claims”). As part of the Settlement Agreement we agreed to pay a total of $375 million (the “Payment”) plus interest of $11.3 million. We also agreed to pay the Relators’ attorneys’ fees. Pursuant to the Settlement Agreement, the United States and the Relators released us from all Claims and the United States agreed to refrain from seeking our exclusion from Medicare/Medicaid, the TRICARE Program or other federal health care programs. In connection with the Settlement Agreement, we pled guilty to one misdemeanor violation of the U.S. Food, Drug and Cosmetic Act and agreed to pay $50 million (in addition to the Payment), of which $40 million applied to a criminal fine and $10 million applied to satisfy the forfeiture obligation.

As part of the Settlement Agreement, we entered into a five-year Corporate Integrity Agreement (the “CIA”) with the OIG. The CIA provides criteria for establishing and maintaining compliance. We are also subject to periodic reporting and certification requirements attesting that the provisions of the CIA are being implemented and followed. We also agreed to enter into a State Settlement and Release Agreement (the “State Settlement Agreement”) with each of the 50 states and the District of Columbia. Upon entering into the State Settlement Agreement, a state will receive its portion of the Payment allocated for the compensatory state Medicaid payments and related interest amounts. Each state also agrees to refrain from seeking our exclusion from its Medicaid program.

On September 29, 2008, we also announced that we had entered into an Assurance of Voluntary Compliance (the “Connecticut Assurance”) with the Attorney General of the State of Connecticut and the Commissioner of Consumer Protection of the State of Connecticut (collectively, “Connecticut”) to settle Connecticut’s investigation of our promotion of ACTIQ, GABITRIL and PROVIGIL. Pursuant to the Connecticut Assurance, (i) we agreed to pay a total of $6.15 million to Connecticut, of which $3.8 million will fund Connecticut Department of Public Health cancer initiatives and $0.2 million will fund a state electronic prescription monitoring program; and (ii) Connecticut released us from any claim relating to the promotional practices that were the subject of Connecticut’s investigation. On the same date we also entered into an Assurance of Discontinuance (the “Massachusetts Settlement Agreement”) with the Attorney General of the Commonwealth of Massachusetts (“Massachusetts”) to settle Massachusetts’ investigation of our promotional practices with respect to fentanyl-based products. Pursuant to the Massachusetts Settlement Agreement, (i) we agreed to pay a total of $0.7 million to Massachusetts, of which $0.45 million will fund Massachusetts cancer initiatives and benefit consumers in Massachusetts; and (ii) Massachusetts released us from any claim relating to the promotional practices that were the subject of Massachusetts’ investigation.

Although we have resolved the previously outstanding federal and state government investigations into our sales and promotional practices, we cannot rule out regulatory or other actions by governmental entities who are not party to the settlement agreements we have entered.  We may also become subject to claims by private parties with respect to the alleged conduct which was the subject of our settlements with the federal and state governmental entities.  In addition, while we intend to comply fully with the terms of the settlement agreements, the settlement agreements provide for sanctions and penalties for violations of specific provisions therein. We cannot predict when or if any such actions may occur or reasonably estimate the amount of any fines, penalties, or other payments or the possible effect of any non-monetary restrictions that might result from either settlement of, or an adverse outcome from, any such actions.    Further, while we have initiated, and will initiate, compliance programs to prevent conduct similar to the alleged conduct subject to these agreements, we cannot provide complete assurance that conduct similar to the alleged conduct will not occur in the future, subjecting Cephalon to future claims and actions.  Failure to comply with the terms of the CIA could result in, among other things, substantial civil penalties and/or our exclusion from government health care programs, which could materially reduce our sales and adversely affect our financial condition and results of operations.

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

In addition, because PROVIGIL, NUVIGIL, FENTORA, ACTIQ and generic OTFC contain active ingredients that are controlled substances, we are subject to regulation by the U.S. Drug Enforcement Agency (“DEA”) and analogous foreign organizations relating to the manufacture, shipment, sale and use of the applicable products. These regulations also are imposed on prescribing physicians and other third parties, making the storage, transport and use of such products relatively complicated and expensive. With the increased concern for safety by the FDA and the DEA with respect to products containing controlled substances and the heightened level of media attention given to this issue, it is possible that these regulatory agencies could impose additional restrictions on marketing or even withdraw regulatory approval for such products. In addition, adverse publicity may bring about a rejection of the product by the medical community. If the DEA, FDA or analogous foreign authorities withdrew the approval of, or placed additional significant restrictions on the marketing of any of our products, our ability to promote our products and product sales could be substantially affected.

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

•        marketing and other expenses;

•        manufacturing or supply disruptions;

•        unanticipated conversion of our convertible notes; and

•        costs associated with the operations of recently-acquired businesses and technologies.

We may be unable to repay our substantial indebtedness and other obligations.

All of our convertible notes outstanding contain restricted conversion prices that are either below or close to our stock price as of September 30, 2008. As a result, certain of our convertible notes have been classified as current liabilities on our consolidated balance sheet at September 30, 2008. Under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. As of the filing date of this report, we do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, other than the restrictive covenants contained in our credit agreement, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time. If we do not have sufficient funds available to repay the principal balance of notes presented for conversion, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

The restrictive covenants contained in our credit agreement may limit our activities.

With respect to our $200 million, three-year revolving credit facility, the credit agreement contains restrictive covenants which affect, and in many respects could limit or prohibit, among other things, our ability to:

•        incur indebtedness;

•        create liens;

•        make investments or loans;

•        engage in transactions with affiliates;

•        pay dividends or make other distributions on, or redeem or repurchase, our capital stock;

•        enter into various types of swap contracts or hedging agreements;

•        make capital contributions;

•        sell assets; or

•        pursue mergers or acquisitions.

Failure to comply with the restrictive covenants in our credit agreement could preclude our ability to borrow or accelerate the repayment of any debt outstanding under the credit agreement. Additionally, as a result of these restrictive covenants, we may be at a disadvantage compared to our competitors that have greater operating and financing flexibility than we do.

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

The conditions that our products treat, and some of the other disorders for which we are conducting additional studies, are currently treated with many drugs, several of which have been available for a number of years or are available in inexpensive generic forms. With respect to PROVIGIL and, when launched, NUVIGIL, there are several other products used for the treatment of excessive sleepiness or narcolepsy in the United States, including methylphenidate products, and in our other territories, many of which have been available for a number of years and are available in inexpensive generic forms. With respect to AMRIX, we face significant competition from SKELAXIN®, FLEXERIL® and other inexpensive generic forms of muscle relaxants.  With respect to FENTORA, we face competition from numerous short-and long-acting opioid products, including three products—Johnson & Johnson’s DURAGESIC® and Purdue Pharmaceutical’s OXYCONTIN® and MS-CONTIN®—that dominate the market. In addition, we are aware of numerous other companies developing other technologies for rapidly delivering opioids to treat breakthrough pain that will compete against FENTORA in the market for breakthrough cancer pain in opioid-tolerant patients.  It also is possible that the existence of generic OTFC could negatively impact the growth of FENTORA.  With respect to ACTIQ, generic competition from Barr has meaningfully eroded branded ACTIQ sales and impacted sales of our own generic OTFC through Watson.  Our generic sales also could be significantly impacted by the entrance into the market of additional generic OTFC products, which could occur at any time. With respect to TREANDA, we face competition from LEUKERAN®, CAMPATH® and the combination therapy of fludarabine, cyclophosphamide and rituximab.  With respect to VIVITROL, we face competition from CAMPRAL® and oral naltrexone. With respect to TRISENOX, the pharmaceutical market for the treatment of patients with relapsed or refractory APL is served by a number of available therapeutics, such as VESANOID® by Roche in combination with chemotherapy.

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

The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future. For example, from January 1, 2007 through October 31, 2008 our common stock traded at a high price of $84.83 and a low price of $56.20. Negative announcements, including, among others:

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

Historically, a portion of our revenues and expenses has been earned and incurred, respectively, in currencies other than the U.S. dollar. For the nine months ended September 30, 2008, 20% of our revenues were denominated in currencies other than the U.S. dollar. We translate revenues earned and expenses incurred into U.S. dollars at the average exchange rate applicable during the relevant period. A weakening of the U.S. dollar would, therefore, increase both our revenues and expenses. Fluctuations in the rate of exchange between the U.S. dollar and the euro and other currencies may affect period-to-period comparisons of our operating results. Historically, we have not hedged our exposure to these fluctuations in exchange rates.

Our customer base is highly concentrated.

Our principal customers are wholesale drug distributors. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. Three large wholesale distributors, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, control a significant share of this network. These three wholesaler customers, in the aggregate, accounted for 63% of our total consolidated gross sales for the nine months ended September 30, 2008. Fluctuations in the buying patterns of these customers, which may result from seasonality, wholesaler buying decisions or other factors outside of our control, could significantly affect the level of our net sales on a period to period basis. Because of this, the amounts purchased by these customers during any quarterly or annual period may not correlate to the level of underlying demand evidenced by the number of prescriptions written for such products, as reported by IMS Health Incorporated.

We are involved, or may become involved in the future, in legal proceedings that, if adversely adjudicated or settled, could materially impact our financial condition.

As a biopharmaceutical company, we are or may become a party to litigation in the ordinary course of our business, including, among others, matters alleging employment discrimination, product liability, patent or other intellectual property rights infringement, patent invalidity or breach of commercial contract. In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could significantly impact results of operations and financial condition. We currently are vigorously defending ourselves against those matters specifically described in Note 11 of the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q as well as numerous other litigation matters. While we currently do not believe that the settlement or adverse adjudication of these other litigation matters would materially impact our results of operations or financial condition, the final resolution of these matters and the impact, if any, on our results of operations, financial condition or cash flows is unknown but could be material.

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

ITEM 5.  OTHER INFORMATION

Computation of Ratios of Earnings to Fixed Charges

						Nine months ended
	Year Ended					September
	December 31,					30,
	2003	2004	2005	2006	2007	2008
Determination of earnings:
Pre-tax income (loss) from continuing operations	$130,314	$(28,184)	$(245,118)	$238,254	$(68,419)	$206,587
Add:
Amortization of interest capitalized in current or prior periods	—	—	—	52	98	184
Fixed charges	31,191	25,623	30,985	28,171	28,960	33,046
Total earnings	$161,505	$(2,561)	$(214,133)	$266,477	$(39,361)	$239,817

Fixed charges:
Interest expense and amortization of debt discount and premium on all indebtedness	28,905	22,186	25,235	18,922	19,833	25,697
Appropriate portion of rentals	2,286	3,437	5,750	9,249	9,127	7,349
Fixed charges	31,191	25,623	30,985	28,171	28,960	33,046

Capitalized interest	—	—	1,044	1,766	768	77

Total fixed charges	$31,191	$25,623	$32,029	$29,937	$29,728	$33,123

Ratio of earnings to fixed charges(1)	5.18	—	—	8.90	—	7.24

Deficiency of earnings to fixed charges	—	28,184	246,162	—	69,089	—

(1)	For the years ended December 31, 2004, 2005 and 2007, no ratios are provided because earnings were insufficient to cover fixed charges.

ITEM 6.  EXHIBITS

Exhibit No.	Description
10.1

Credit Agreement dated as of August 15, 2008 among Cephalon, Inc., the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, Deutsche Bank Securities Inc. and Bank of America N.A., as co-syndication agents, Wachovia Bank, N.A. and Barclays Bank plc, as co-documentation agents, and J.P. Morgan Securities Inc., Deutsche Bank Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 18, 2008.

10.2	Letter to Takeda Pharmaceuticals North America, Inc. dated August 29, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 3, 2008.
10.3

Settlement Agreement dated as of September 29, 2008 among Cephalon, Inc., the U.S. Department of Justice, the U.S. Attorney’s Office for the Eastern District of Pennsylvania, the Office of Inspector General of the Department of Health and Human Services, TRICARE Management Activity, the U.S. Office of Personnel Management and the relators identified therein, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2008.

10.4

Corporate Integrity Agreement dated as of September 29, 2008 between the Office of Inspector General of the Department of Health and Human Services and Cephalon, Inc., filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 29, 2008.

10.5

Form of State Settlement Agreement and Release dated as of September 29, 2008 between Cephalon, Inc. and each of the 50 States and the District of Columbia, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 29, 2008.

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

CEPHALON, INC.
(Registrant)

November 5, 2008	By	/s/ FRANK BALDINO, JR.
Frank Baldino, Jr., Ph.D.
Chairman and Chief Executive Officer
(Principal executive officer)

	By	/s/ J. KEVIN BUCHI
J. Kevin Buchi
Executive Vice President and Chief Financial Officer
(Principal financial and accounting officer)