Form 10-K
period 2008-12-31
CEPHALON INC
filed 2009-02-23
CIK 873364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-19119

Cephalon, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	23-2484489 (I.R.S. Employer Identification No.)
41 Moores Road P.O. Box 4011 Frazer, Pennsylvania (Address of Principal Executive Offices)	19355 (Zip Code)

Registrant's telephone number, including area code: (610) 344-0200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2008, was approximately $2.8 billion. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ Global Select Market on June 30, 2008. For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and shareholders holding greater than 10% of the voting stock of the registrant as of June 30, 2008.

          The number of shares of the registrant's Common Stock outstanding as of February 17, 2009 was 68,809,077.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement for its 2009 annual meeting of stockholders are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        In addition to historical facts or statements of current condition, this report and the documents into which this report is and will be incorporated contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements contained in this report or incorporated herein by reference constitute our expectations or forecasts of future events as of the date this report was filed with the Securities and Exchange Commission and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as "anticipate," "will," "estimate," "expect," "project," "intend," "should," "plan," "believe," "hope," and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. In particular, these forward-looking statements include, among others, statements about:

  •
  our dependence on sales of PROVIGIL® (modafinil) Tablets [C-IV] and, once launched, NUVIGIL® (armodafinil) Tablets [C-IV] in the United States and the market prospects and future marketing efforts for PROVIGIL, NUVIGIL, FENTORA® (fentanyl buccal tablet) [C-II], AMRIX® (cyclobenzaprine hydrochloride extended-release capsules) and TREANDA® (bendamustine hydrochloride);

  •
  any potential approval of our product candidates, including with respect to any expanded indications for NUVIGIL and/or FENTORA;

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

  •
  our ability to comply fully with the terms of our settlement agreements (including the Corporate Integrity Agreement) with the U.S. Attorney's Office ("USAO"), the Department of Justice ("DOJ"), the Office of the Inspector General of the Department of Health and Human Services ("OIG") and other federal government entities, the Offices of the Attorneys General of Connecticut and Massachusetts and the various states;

  •
  our ongoing litigation matters, including litigation stemming from the settlement of the PROVIGIL patent litigation, the FENTORA patent infringement lawsuits we have filed against Watson Laboratories, Inc. and Barr Laboratories, Inc. and the AMRIX patent infringement lawsuits we have filed against Barr, Mylan Pharmaceuticals, Inc. and Impax Laboratories, Inc.;

  •
  our future cash flow, our ability to service or repay our existing debt and our ability to raise additional funds, if needed, in light of our current and projected level of operations and general economic conditions; and

  •
  other statements regarding matters that are not historical facts or statements of current condition.

        Any or all of our forward-looking statements in this report and in the documents we have referred you to may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Therefore, you should not place undue reliance on any such

ii

forward-looking statements. The factors that could cause actual results to differ from those expressed or implied by our forward-looking statements include, among others:

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

  •
  regulatory, legal or other setbacks or delays with respect to the settlement agreements with the USAO, the DOJ, the OIG and other federal entities, the state settlement agreements and Corporate Integrity Agreement related thereto, the settlement agreements with the Offices of the Attorneys General of Connecticut and Massachusetts, our settlements of the PROVIGIL patent litigation and the ongoing litigation related to such settlements, the FENTORA patent infringement lawsuits we have filed against Watson and Barr and the AMRIX patent infringement lawsuits we have filed against Barr, Mylan and Impax;

  •
  our ability to integrate successfully technologies, products and businesses we acquire and realize the expected benefits from those acquisitions;

  •
  unanticipated conversion of our convertible notes by our note holders;

  •
  market conditions generally or in the biopharmaceutical industry that make raising capital or consummating acquisitions difficult, expensive or both; and

  •
  enactment of new government laws, regulations, court decisions, regulatory interpretations or other initiatives that are adverse to us or our interests.

        We do not intend to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. We discuss in more detail the risks that we anticipate in Part I, Item 1A of this Annual Report on Form 10-K. This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

iii

PART I

ITEM 1.    BUSINESS

Overview

        Cephalon, Inc. is an international biopharmaceutical company dedicated to the discovery, development and commercialization of innovative products in three core therapeutic areas: central nervous system ("CNS"), pain and oncology. In addition to conducting an active research and development program, we market seven proprietary products in the United States and numerous products in various countries throughout Europe and the world. Consistent with our core therapeutic areas, we have aligned our approximately 780-person U.S. field sales and sales management teams by area. We have a sales and marketing organization numbering approximately 400 persons that supports our presence in nearly 20 European countries, including France, the United Kingdom, Germany, Italy and Spain, and certain countries in Africa and the Middle East. For the year ended December 31, 2008, our total revenues and net income were $2.0 billion and $222.5 million, respectively. Our revenues from U.S. and European operations are detailed in Note 18 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

        Our most significant product is PROVIGIL® (modafinil) Tablets [C-IV], which comprised 51% of our total consolidated net sales for the year ended December 31, 2008, of which 94% was in the U.S. market. For the year ended December 31, 2008, consolidated net sales of PROVIGIL increased 16% over the year ended December 31, 2007. PROVIGIL is indicated for the treatment of excessive sleepiness associated with narcolepsy, obstructive sleep apnea/hypopnea syndrome ("OSA/HS") and shift work sleep disorder ("SWSD"). With respect to the marketing of PROVIGIL in the United States, on August 29, 2008, we terminated our co-promotion agreement with Takeda Pharmaceuticals North America, Inc. ("TPNA") effective November 1, 2008. Under the co-promotion agreement, TPNA provided 500 Takeda sales representatives to promote PROVIGIL to primary care physicians and other appropriate health care professionals in the United States. As a result of the termination of the co-promotion agreement, we have supplemented our existing sales teams with an additional 270 sales representatives who began promoting PROVIGIL and AMRIX in the first quarter of 2009. We accomplished this through a combination of new hires and use of a contract sales force. In total, we currently have 730 sales representatives promoting PROVIGIL. In June 2007, we secured final U.S. Food and Drug Administration (the "FDA") approval of NUVIGIL® (armodafinil) Tablets [C-IV] for the same indications as PROVIGIL. NUVIGIL is a single-isomer formulation of modafinil, the active ingredient in PROVIGIL. The product is protected by a composition of matter patent that will expire on December 18, 2023 and covers a novel polymorphic form of armodafinil, the active pharmaceutical ingredient in NUVIGIL. We currently intend to launch NUVIGIL in the third quarter of 2009. We expect that upon the launch of NUVIGIL, our marketing efforts with respect to PROVIGIL will decline substantially and will shift to NUVIGIL. Currently, we do not believe 2009 CNS net sales will be adversely impacted as compared to 2008 by the decline in PROVIGIL marketing efforts associated with the launch of NUVIGIL.

        Our two next most significant products are FENTORA® (fentanyl buccal tablet) [C-II] and ACTIQ® (oral transmucosal fentanyl citrate) [C-II] (including our generic version of ACTIQ ("generic OTFC")). Together, these products comprise 22% of our total consolidated net sales for the year ended December 31, 2008, of which 87% was in the U.S. market. In October 2006, we launched in the United States FENTORA, our next-generation proprietary pain product. FENTORA is indicated for the management of breakthrough pain in patients with cancer who are already receiving and are tolerant to opioid therapy for their underlying persistent cancer pain. In April 2008, we received marketing authorization from the European Commission for EFFENTORA™ for the same indication as FENTORA and launched the product in certain European countries in January 2009. We have focused our clinical strategy for FENTORA on studying the product in opioid-tolerant patients with breakthrough pain associated with chronic pain conditions, such as neuropathic pain and back pain. In

November 2007, we submitted a supplemental new drug application ("sNDA") to the FDA seeking approval to market FENTORA for the management of breakthrough pain in opioid tolerant patients with chronic pain conditions. In May 2008, an FDA Advisory Committee voted not to recommend approval of the FENTORA sNDA. In September 2008, we received a complete response letter, in which the FDA requested that we implement and demonstrate the effectiveness of proposed enhancements to the current FENTORA risk management program. In December 2008, we also received a supplement request letter from the FDA requesting that we submit a Risk Evaluation and Mitigation Strategy (the "REMS Program") with respect to FENTORA, which we expect to file by the end of the first quarter of 2009. In the December 2008 supplement request letter, the FDA also provided guidance for the design and implementation of the REMS Program to mitigate serious risks associated with the use of FENTORA. To address the FDA's requests in its September 2008 and December 2008 letters, we plan to implement as part of the REMS Program a first-of-its-kind initiative designed to minimize the potential risk of overdose from an opioid through appropriate patient selection. We believe that, by working with the FDA, we can design and implement a REMS Program to meet the FDA's requests and possibly to provide a potential avenue for approval of the sNDA. We anticipate initiating the REMS Program upon receipt of approval from the FDA. With respect to ACTIQ, its sales have been meaningfully eroded by the launch of FENTORA and by generic OTFC products sold since June 2006 by Barr Laboratories, Inc. and by us through our sales agent, Watson Pharmaceuticals, Inc. We expect this erosion will continue throughout 2009.

        In March 2008, we received FDA approval of TREANDA® (bendamustine hydrochloride) for the treatment of patients with chronic lymphocytic leukemia ("CLL") and we launched the product in April 2008. In October 2008, we received FDA approval of TREANDA for treatment of patients with indolent B-cell non-Hodgkin's lymphoma ("NHL") who have progressed during or within six months of treatment with rituximab or a rituximab-containing regimen. The FDA has granted an orphan drug designation for the CLL indication for TREANDA.

        In August 2007, we acquired exclusive North American rights to AMRIX® (cyclobenzaprine hydrochloride extended-release capsules) from E. Claiborne Robins Company, Inc., a privately-held company d/b/a ECR Pharmaceuticals ("ECR"). Two dosage strengths of AMRIX (15 mg and 30 mg) were approved in February 2007 by the FDA for short-term use as an adjunct to rest and physical therapy for relief of muscle spasm associated with acute, painful musculoskeletal conditions. We made the product available in the United States in October 2007 and commenced a full U.S. launch in November 2007. In February 2008, we entered into an agreement with a contract sales organization to add 120 sales representatives to our field sales team promoting AMRIX. As described above, through an expansion of our contract sales force and through new hires, we have added an additional 270 sales representatives who began promoting PROVIGIL and AMRIX in the first quarter of 2009. In total, we currently have 840 sales representatives promoting AMRIX. In June 2008, the U.S. Patent and Trademark Office issued a pharmaceutical formulation patent for AMRIX, which expires in February 2025.

        In January 2009, we entered into an option agreement (the "Ception Option Agreement") with Ception Therapeutics, Inc. Under the terms of the Ception Option Agreement, we have the irrevocable option (the "Ception Option") to purchase all of the outstanding capital stock on a fully diluted basis of Ception at any time on or prior to the expiration of the Option Period (as defined below). As consideration for the Ception Option, we paid $50 million to Ception and also paid certain Ception stockholders an aggregate of $50 million. We, in our sole discretion, may exercise the Ception Option by providing written notice to Ception at any time during the period from January 13, 2009 to and including the date that (i) is fifteen business days after our receipt of the final study report for Ception's ongoing Phase IIb/III clinical trial for reslizumab in pediatric patients with eosinophilic esophagitis ("Res-5-0002 EE Study") indicating that the co-primary endpoints have been achieved or (ii) is thirty business days after our receipt of the final study report for Res-5-0002 EE Study indicating that the co-primary endpoints have not been achieved (the "Option Period"). We anticipate that the Res-5-0002 EE Study will be completed in the fourth quarter of 2009. If the data are positive and we exercise the Ception Option, we intend to file a Biologics License Application for reslizumab with the FDA in 2010. If we exercise the Ception Option, we have agreed to pay a total of $250 million in exchange for all the outstanding capital stock of Ception on a fully-diluted basis. Ception stockholders also could receive (i) additional payments related to clinical and regulatory milestones and (ii) royalties related to net sales of products developed from Ception's program to discover small molecule, orally-active, anti-TNF (tumor necrosis factor) receptor agents. In November 2008, we paid a $25 million non-refundable fee to Ception for exclusive rights to negotiate the Ception Option. This payment was credited against the Ception Option Agreement payments.

        In November 2008, we entered into an option agreement (the "Immupharma Option Agreement") with ImmuPharma PLC providing us with an option to obtain an exclusive, worldwide license to the investigational medication LUPUZOR™ for the treatment of systemic lupus erythematosus. In January 2009, we exercised the option and entered into a Development and Commercialization Agreement (the "Immupharma License Agreement") with Immupharma based on a review of interim results of a Phase IIb study for LUPUZOR. Under the terms of the Immupharma Option Agreement, we paid ImmuPharma a $15 million upfront option payment upon execution and will pay a one-time $30 million license fee by early March 2009. Under the Immupharma License Agreement, Immupharma may receive (i) up to approximately $500 million in milestone payments (including the option and license fees) upon the achievement of regulatory and sales milestones and (ii) royalties on the net sales of LUPUZOR. We will assume all expenses for the remaining term of the Phase IIb study, the Phase III studies, regulatory filings and, assuming regulatory approval, subsequent commercialization of the product.

        In November 2008, we entered into a license and convertible note transaction with Acusphere, Inc., a specialty pharmaceutical company that develops new drugs and improved formulations of existing drugs using its proprietary microparticle technology. In connection with the transaction, Acusphere granted us an exclusive worldwide license to all intellectual property of Acusphere relating to celecoxib to develop and market celecoxib for all current and future indications. In connection with this license, we paid Acusphere an upfront fee of $5 million and agreed to pay a $15 million milestone upon FDA approval of the first new drug application prepared by us with respect to celecoxib for any indication, as well as royalties on net sales. In addition, we purchased a $15 million senior secured three-year convertible note (the "Acusphere Note") from Acusphere, secured by substantially all the assets of Acusphere (including Acusphere's intellectual property). The Acusphere Note is convertible at our option at any time prior to November 3, 2009 into either (i) a number of shares of Acusphere common stock at least equal to 51% of Acusphere's outstanding common stock on a fully-diluted basis on the date of conversion of the Acusphere Note, (ii) an exclusive license to all intellectual property of Acusphere relating to Imagify™ (perflubutane polymer microspheres) to use, distribute and sell Imagify for all current and future indications worldwide excluding those European countries subject to Acusphere's agreement with Nycomed Danmark ApS, or (iii) a $15 million credit against the future milestone payment under the celecoxib license agreement. In December 2008, an FDA Advisory Committee voted not to recommend approval of Acusphere's new drug application for Imagify. Separately, in March 2008, we purchased license rights for Acusphere's Hydrophobic Drug Delivery Systems (HDDS™) technology for use in oncology therapeutics for $10 million. See Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding this transaction.

        In November 2008, we entered into a termination agreement (the "Termination Agreement") with Alkermes, Inc. to end our collaboration. As of December 1, 2008, we are no longer responsible for the marketing and sale of VIVITROL® (naltrexone for extended-release injectable suspension) in the United States. The Termination Agreement is intended to reduce our cost structure and enhance competitiveness. Pursuant to the Termination Agreement, we will incur certain costs associated with exit or disposal activities. The pretax charges associated with the Termination Agreement total $119.8 million. These charges include (i) cash charges of $12.2 million, consisting of a termination payment of $11.0 million to Alkermes and severance costs of $1.2 million and (ii) non-cash charges of $107.6 million, consisting of the $17.2 million loss on sale of the Product Manufacturing Equipment and other Capital Improvements (as such terms are defined in the Supply Agreement effective as of June 23, 2005 between the parties, as amended to date) and the $90.4 million impairment charge to write-off the net book value of the VIVITROL intangible assets. These pretax charges have been recognized in the fourth quarter of 2008.

        In August 2008, we established a $200 million, three-year revolving credit facility (the "Credit Agreement") with JP Morgan Chase Bank, N.A. and certain other lenders. The credit facility is available for letters of credit, working capital and general corporate purposes and is guaranteed by certain of our domestic subsidiaries. The Credit Agreement contains customary covenants, including but not limited to covenants related to total debt to Consolidated EBITDA (as defined in the Credit Agreement), senior debt to Consolidated EBITDA, interest expense coverage and limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, and transactions with affiliates. As of the filing date of this Annual Report on Form 10-K, we have not drawn any amounts under the credit facility.

        We have significant discovery research programs focused on developing therapeutics to treat neurological disorders and cancers. Our technology principally focuses on an understanding of kinases and proteases and the role they play in cellular integrity survival and proliferation. We have coupled this knowledge with a library of novel, small, orally-active synthetic molecules that inhibit the activities of specific kinases. We also work with our collaborative partners to provide a more diverse therapeutic breadth and depth to our research efforts.

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

        As a biopharmaceutical company, our future success is highly dependent on obtaining and maintaining patent protection or regulatory exclusivity for our products and technology. We intend to vigorously defend the validity, and prevent infringement, of our patents. The loss of patent protection or regulatory exclusivity on any of our existing products, whether by third-party challenge, invalidation, circumvention, license or expiration, could materially impact our results of operations. In late 2005 and early 2006, we entered into PROVIGIL patent settlement agreements with each of Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Laboratories Limited and Barr; in August 2006, we entered into a settlement agreement with Carlsbad Technology, Inc. and its development partner, Watson Pharmaceuticals, Inc., which we understand has the right to commercialize the Carlsbad product if approved by the FDA. As part of these separate settlements, we agreed to grant to each of these parties a non-exclusive royalty-bearing license to market and sell a generic version of PROVIGIL in the United States, effective in April 2012, subject to applicable regulatory considerations. Under the agreements, the licenses could become effective prior to April 2012 only if a generic version of PROVIGIL is sold in the United States prior to this date.

        We also received rights to certain modafinil-related intellectual property developed by each party and in exchange for these rights, we agreed to make payments to Barr, Ranbaxy and Teva collectively totaling up to $136.0 million, consisting of upfront payments, milestones and royalties on net sales of our modafinil products. In order to maintain an adequate supply of the active drug substance modafinil, we entered into agreements with three modafinil suppliers whereby we have agreed to purchase minimum amounts of modafinil through 2012, with remaining aggregate purchase commitments totaling $57.8 million as of December 31, 2008. Based on our current assessment, we have recorded a reserve of $26.0 million for purchase commitments for modafinil raw materials not expected to be utilized. See Note 7 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

        We filed each of the settlements with both the U.S. Federal Trade Commission (the "FTC") and the Antitrust Division of the U.S. Department of Justice (the "DOJ") as required by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Modernization Act"). The FTC conducted an investigation of each of the PROVIGIL settlements and, in February 2008, filed suit against us in the U.S. District Court for the District of Columbia challenging the validity of the settlements and related agreements entered into by us with each of Teva, Mylan, Ranbaxy and Barr. We filed a motion to transfer the case to the U.S. District Court for the Eastern District of Pennsylvania, which was granted in April 2008. The complaint alleges a violation of Section 5(a) of the Federal Trade Commission Act and seeks to permanently enjoin us from maintaining or enforcing these agreements and from engaging in similar conduct in the future. We believe the FTC complaint is without merit and we have filed a motion to dismiss the case. While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful. For more information concerning these settlements, see "Central Nervous System Disorders—Modafinil Products—PROVIGIL Patent Litigation and Settlements" below.

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

        In October 2008, Cephalon and Eurand, Inc. ("Eurand") received Paragraph IV certification letters relating to ANDAs submitted to the FDA by Mylan Pharmaceuticals, Inc. and Barr Laboratories, Inc., each requesting approval to market and sell a generic version of the 15 mg and 30 mg strengths of AMRIX. In November 2008, we received a similar certification letter from Impax Laboratories, Inc. Mylan and Impax each allege that the U.S. Patent Number 7,387,793 (the "Eurand Patent"), entitled "Modified Release Dosage Forms of Skeletal Muscle Relaxants," issued to Eurand will not be infringed by the manufacture, use or sale of the product described in the applicable ANDA and reserves the right to challenge the validity and/or enforceability of the Eurand Patent. Barr alleges that the Eurand Patent is invalid, unenforceable and/or will not be infringed by its manufacture, use or sale of the product described in its ANDA. The Eurand Patent does not expire until February 26, 2025. In late November 2008, Cephalon and Eurand filed a lawsuit in U.S. District Court in Delaware against Mylan (and its parent) and Barr (and its parent) for infringement of the Eurand Patent. In January 2009, Cephalon and Eurand filed a lawsuit in U.S. District Court in Delaware against Impax for infringement of the Eurand Patent. Under the provisions of the Hatch-Waxman Act, the filing of these lawsuits stays any FDA approval of each ANDA until the earlier of a district court judgment in favor of the ANDA holder or 30 months from the date of our receipt of the respective Paragraph IV certification letter. While we intend to vigorously defend the AMRIX and FENTORA intellectual property rights, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

        In early November 2007, we announced that we had reached an agreement in principle with the U.S. Attorney's Office ("USAO") in Philadelphia and the DOJ with respect to the USAO investigation that began in September 2004. In September 2008, to finalize our previously announced agreement in principle, we entered into a settlement agreement (the "Settlement Agreement") with the DOJ, the USAO, the Office of Inspector General of the Department of Health and Human Services ("OIG"), TRICARE Management Activity, the U.S. Office of Personnel Management (collectively, the "United States") and the relators identified in the Settlement Agreement (the "Relators") to settle the outstanding False Claims Act claims alleging off-label promotion of ACTIQ and PROVIGIL from January 1, 2001 through December 31, 2006 and GABITRIL® (tiagabine hydrochloride) from January 2, 2001 through February 18, 2005 (the "Claims"). As part of the Settlement Agreement we agreed to pay a total of $375 million (the "Payment") plus interest of $11.3 million. We also agreed to pay the Relators' attorneys' fees of $0.6 million. Pursuant to the Settlement Agreement, the United States and the Relators released us from all Claims and the United States agreed to refrain from seeking our exclusion from Medicare/Medicaid, the TRICARE Program or other federal health care programs. In connection with the Settlement Agreement, we pled guilty to one misdemeanor violation of the U.S. Food, Drug and Cosmetic Act and agreed to pay $50 million (in addition to the Payment), of which $40 million applied to a criminal fine and $10 million applied to satisfy the forfeiture obligation. All of the payments described above were made in the fourth quarter of 2008.

        As part of the Settlement Agreement, we entered into a five-year Corporate Integrity Agreement (the "CIA") with the OIG. The CIA provides criteria for establishing and maintaining compliance. We are also subject to periodic reporting and certification requirements attesting that the provisions of the CIA are being implemented and followed. We also agreed to enter into a State Settlement and Release Agreement (the "State Settlement Agreement") with each of the 50 states and the District of Columbia. Upon entering into the State Settlement Agreement, a state will receive its portion of the Payment allocated for the compensatory state Medicaid payments and related interest amounts. Each state also agrees to refrain from seeking our exclusion from its Medicaid program.

        In September 2008, we also announced that we had entered into an Assurance of Voluntary Compliance (the "Connecticut Assurance") with the Attorney General of the State of Connecticut and the Commissioner of Consumer Protection of the State of Connecticut (collectively, "Connecticut") to settle Connecticut's investigation of our promotion of ACTIQ, GABITRIL and PROVIGIL. Pursuant to the Connecticut Assurance, (i) we agreed to pay a total of $6.15 million to Connecticut, of which $3.8 million will fund Connecticut Department of Public Health cancer initiatives and $0.2 million will fund a state electronic prescription monitoring program; and (ii) Connecticut released us from any claim relating to the promotional practices that were the subject of Connecticut's investigation. On the same date we also entered into an Assurance of Discontinuance (the "Massachusetts Settlement Agreement") with the Attorney General of the Commonwealth of Massachusetts ("Massachusetts") to settle Massachusetts' investigation of our promotional practices with respect to fentanyl-based products. Pursuant to the Massachusetts Settlement Agreement, (i) we agreed to pay a total of $0.7 million to Massachusetts, of which $0.45 million will fund Massachusetts cancer initiatives and benefit consumers in Massachusetts; and (ii) Massachusetts released us from any claim relating to the promotional practices that were the subject of Massachusetts' investigation.

        We are a Delaware corporation with our principal executive offices located at 41 Moores Road, P.O. Box 4011, Frazer, Pennsylvania 19355. Our telephone number is (610) 344-0200 and our web site address is http://www.cephalon.com. Our research and development headquarters are in West Chester, Pennsylvania and we also have offices in Wilmington, Delaware, Salt Lake City, Utah, suburban Minneapolis-St. Paul, Minnesota, France, the United Kingdom, Ireland, Denmark, Germany, Italy, the Netherlands, Poland, Spain, Switzerland and Hong Kong. We have manufacturing facilities in France for the production of modafinil, which is used in the production of PROVIGIL. We also have manufacturing facilities in Salt Lake City, Utah, for the production of FENTORA, EFFENTORA, ACTIQ and generic OTFC for worldwide distribution and sale, and Eden Prairie and Brooklyn Park,

Minnesota, for the production of orally disintegrating versions of drugs for pharmaceutical company partners.

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

CENTRAL NERVOUS SYSTEM DISORDERS

        Our CNS disorders portfolio includes three FDA-approved products, two of which are currently marketed: PROVIGIL, for improving wakefulness in patients with excessive daytime sleepiness associated with narcolepsy, OSA/HS and SWSD and GABITRIL, for use as adjunctive therapy in the treatment of partial seizures in epileptic patients. NUVIGIL is approved by the FDA for the same labeled indications as PROVIGIL and we currently are planning to launch the product in the third quarter of 2009.

Modafinil Products

  PROVIGIL

        Modafinil, the active ingredient in PROVIGIL, is the first in a new class of wake-promoting agents. While its exact mechanism of action remains to be fully elucidated, modafinil appears to act selectively in regions of the brain believed to regulate normal sleep and wakefulness. The FDA approved PROVIGIL to improve wakefulness in patients with excessive daytime sleepiness associated with narcolepsy, and we launched the product in the United States in February 1999. In January 2004, we received FDA approval to expand the label for PROVIGIL to include improving wakefulness in patients with excessive sleepiness associated with OSA/HS and SWSD. In clinical studies, PROVIGIL was generally well-tolerated, with a low incidence of adverse events relative to placebo. The most commonly observed adverse events were headache, infection, nausea, nervousness, anxiety and insomnia.

        Outside of the U.S., modafinil currently is approved in more than 30 countries, including France, the United Kingdom, Ireland, Italy and Germany, for the treatment of excessive daytime sleepiness associated with narcolepsy. In certain of these countries, we also have approval to market modafinil to treat excessive daytime sleepiness in patients with OSA/HS and/or SWSD.

  NUVIGIL

        An important focus of our modafinil strategy has been the development of our next-generation compound, NUVIGIL, a single-isomer formulation of modafinil. In June 2007, we received FDA approval to market NUVIGIL with the same labeled indications as PROVIGIL. We currently are planning to transition our wakefulness franchise to NUVIGIL in the third quarter of 2009, prior to the April 2012 license effectiveness dates under the generic settlement agreements related to PROVIGIL. In clinical studies, NUVIGIL was generally well-tolerated. The most common side effects were mild to moderate in intensity and included nausea, headaches, dizziness, diarrhea, decreased appetite and upset stomach.

        We are conducting further clinical studies of NUVIGIL in a variety of areas. If the results of these studies are positive, our plan is to seek an expansion of the labeled indications for NUVIGIL. To that end, we have begun clinical studies of NUVIGIL for the treatment of cancer related fatigue, "negative" symptoms in patients with schizophrenia, bi-polar depression and excessive sleepiness associated with jet lag disorder and with traumatic brain injury. To support a possible additional promotional claim, we have also initiated a clinical study of NUVIGIL for the treatment of obstructive sleep apnea and co-morbid depression.

  Termination of Co-Promotion Agreement with Takeda

        With respect to the marketing of PROVIGIL in the United States, on August 29, 2008, we terminated our co-promotion agreement with Takeda Pharmaceuticals North America, Inc. ("TPNA") effective November 1, 2008. As a result of the termination, we are required under the agreement to make payments to TPNA during the three years following the termination of the agreement (the "Sunset Payments"). The Sunset Payments were calculated based on a percentage of royalties to TPNA during the final twelve months of the agreement. During 2008, we recorded an accrual of $28.2 million representing the present value of the Sunset Payments due to TPNA. Payment of this accrual will occur over the next three years.

        Under the co-promotion agreement, TPNA provided 500 Takeda sales representatives to promote PROVIGIL to primary care physicians and other appropriate health care professionals in the United States. As a result of the termination of the co-promotion agreement, we have supplemented our existing sales teams with an additional 270 sales representatives who began promoting PROVIGIL and AMRIX in the first quarter of 2009. We accomplished this through a combination of new hires and use of a contract sales force. In total, we currently have 730 sales representatives promoting PROVIGIL.

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

        Obstructive Sleep Apnea/Hypopnea Syndrome (OSA/HS):    Individuals with OSA/HS experience frequent awakenings, sometimes occurring hundreds of times during the night as a result of blockage of the airway passage, usually caused by the relaxation and collapse of the soft tissue in the back of the throat during sleep. Continuous positive airway pressure ("CPAP"), a medical device that blows air through the nasal passage, is the primary treatment for OSA/HS. However, approximately 30% of patients that use CPAP continue to experience excessive sleepiness, for which PROVIGIL and, once launched, NUVIGIL may be an appropriate adjunctive treatment.

        Shift Work Sleep Disorder (SWSD):    SWSD is defined as a persistent or recurrent pattern of sleep disruption that leads to excessive sleepiness or insomnia due to a mismatch between the natural circadian sleep-wake pattern and the sleep-wake schedule required by a person's environment. SWSD particularly affects those who frequently rotate shifts or work at night, which is contrary to the body's natural circadian rhythms.

  Intellectual Property Position

        We own various U.S. and foreign patent rights that expire between 2014 and 2015 and cover pharmaceutical compositions and uses of modafinil, specifically, certain particle sizes of modafinil contained in the pharmaceutical composition of PROVIGIL. We also hold rights to other patents and patent applications directed to polymorphs, manufacturing processes, formulations, and uses of modafinil and to next-generation modafinil products. We also own rights to PROVIGIL and other various trademarks for our pharmaceutical products containing the active drug substance modafinil. Ultimately, these patents and patents related to our other products and product candidates might be found invalid if challenged by a third party, or a potential competitor could develop a competing product or product formulation that avoids infringement of these patents.

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

        In late 2005 and early 2006, we entered into settlement agreements with each of Teva, Mylan, Ranbaxy and Barr; in August 2006, we entered into a settlement agreement with Carlsbad and its development partner, Watson, which we understand has the right to commercialize the Carlsbad product if approved by the FDA. As part of these separate settlements, we agreed to grant to each of these parties a non-exclusive royalty-bearing license to market and sell a generic version of PROVIGIL in the United States, effective in April 2012, subject to applicable regulatory considerations. Under the agreements, the licenses could become effective prior to April 2012 only if a generic version of PROVIGIL is sold in the United States prior to this date.

        We also received rights to certain modafinil-related intellectual property developed by each party and in exchange for these rights, we agreed to make payments to Barr, Ranbaxy, and Teva collectively totaling up to $136.0 million, consisting of upfront payments, milestones, and royalties on net sales of our modafinil products. In order to maintain an adequate supply of the active drug substance modafinil, we entered into agreements with three modafinil suppliers whereby we have agreed to purchase minimum amounts of modafinil through 2012, with remaining aggregate purchase commitments totaling $57.8 million as of December 31, 2008. Based on our current assessment, we have recorded a reserve of $26.0 million for purchase commitments for modafinil raw materials not expected to be utilized. See Note 7 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

        We filed each of the settlements with both the U.S. Federal Trade Commission (the "FTC") and the Antitrust Division of the U.S. Department of Justice (the "DOJ") as required by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Modernization Act"). The FTC conducted an investigation of each of the PROVIGIL settlements and, in February 2008, filed suit against us in the U.S. District Court for the District of Columbia challenging the validity of the settlements and related agreements entered into by us with each of Teva, Mylan, Ranbaxy and Barr. We filed a motion to transfer the case to the U.S. District Court for the Eastern District of Pennsylvania, which was granted in April 2008. The complaint alleges a violation of Section 5(a) of the Federal Trade Commission Act and seeks to permanently enjoin us from maintaining or enforcing these agreements and from engaging in similar conduct in the future. We believe the FTC complaint is without merit and we have filed a motion to dismiss the case. While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

        Numerous private antitrust complaints have been filed in the U.S. District Court for the Eastern District of Pennsylvania, each naming Cephalon, Barr, Mylan, Teva and Ranbaxy as co-defendants and claiming, among other things, that the PROVIGIL settlements violate the antitrust laws of the United States and, in some cases, certain state laws. These actions have been consolidated into a complaint on behalf of a class of direct purchasers of PROVIGIL and a separate complaint on behalf of a class of consumers and other indirect purchasers of PROVIGIL. A separate complaint filed by an indirect purchaser of PROVIGIL was filed in September 2007. The plaintiffs in all of these actions are seeking monetary damages and/or equitable relief. We moved to dismiss the class action complaints in November 2006 and those motions are still pending.

        Separately, in June 2006, Apotex, Inc., a subsequent ANDA filer seeking FDA approval of a generic form of modafinil, filed suit against us, also in the U.S. District Court for the Eastern District of Pennsylvania, alleging similar violations of antitrust laws and state law. Apotex asserts that the PROVIGIL settlement agreements improperly prevent it from obtaining FDA approval of its ANDA, and seeks monetary and equitable remedies. Apotex also seeks a declaratory judgment that the '516 Patent is invalid, unenforceable and/or not infringed by its proposed generic. In late 2006, we filed a motion to dismiss the Apotex case, which is still pending. Separately, in April 2008, the Federal Court of Canada dismissed our application to prevent regulatory approval of Apotex's generic modafinil tablets in Canada. We have learned that Apotex has launched its generic modafinil tablets in Canada, and we intend to initiate a patent infringement lawsuit against Apotex. We believe that the private antitrust complaints described in the preceding paragraph and the Apotex antitrust complaint are without merit. While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

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

  Manufacturing and Product Supply

        We have third party agreements with four companies to supply us with modafinil (which requirements include certain minimum purchase requirements) and two companies to supply us with finished commercial supplies of PROVIGIL. With respect to NUVIGIL, we have three third parties who manufacture the active drug substance armodafinil and one qualified manufacturer of finished supplies of NUVIGIL tablets. At our manufacturing facility in Mitry-Mory, France, we produce modafinil for use in the production of PROVIGIL. We seek to maintain inventories of active drug substance and finished products to protect against supply disruptions. Any future change in manufacturers or manufacturing processes requires regulatory approval.

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

GABITRIL

        GABITRIL is a selective GABA (gamma-aminobutyric acid) reuptake inhibitor approved for use as adjunctive therapy in the treatment of partial seizures in epileptic patients. Epilepsy is a chronic disorder characterized by seizures that cause sudden, involuntary, time-limited alteration in behavior, including changes in motor activities, autonomic functions, consciousness or sensations, and accompanied by an abnormal electrical discharge in the brain. We currently have worldwide product rights to GABITRIL, excluding Canada and Latin America, and we market GABITRIL in the United States, France, the United Kingdom and Germany, among other countries. We have one third-party manufacturer of the active drug substance in GABITRIL and finished commercial supplies of the product. We seek to maintain inventories of finished products to protect against supply disruptions.

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

PAIN

        Our pain therapeutics portfolio currently includes four marketed products in the United States. We market AMRIX, a once-a-day, extended-release version of cyclobenzaprine hydrochloride, the active ingredient in the brand FLEXERIL®. AMRIX is indicated for relief of muscle spasm associated with acute, painful musculoskeletal conditions.

        We also market three products, FENTORA, ACTIQ, and generic OTFC, which focus on treating breakthrough cancer pain in opioid-tolerant patients. One of the most challenging components of cancer pain is breakthrough pain. Breakthrough pain is a transitory flare of moderate to severe pain that "breaks through" the medication patients use to control their persistent pain. Breakthrough cancer pain typically develops rapidly, can reach maximum intensity in three to five minutes and typically lasts for 30 to 60 minutes. Breakthrough pain may be related to a specific activity, or may occur spontaneously and unpredictably. Cancer patients who suffer from breakthrough pain may suffer a number of episodes every day. Breakthrough pain can have a profound impact on an individual's physical and psychological well-being and is often associated with a more severe and difficult to treat pain condition.

AMRIX

        In August 2007, we acquired exclusive North American rights to AMRIX from E. Claiborne Robins Company, Inc., a privately-held company d/b/a ECR Pharmaceuticals ("ECR"). Two dosage strengths of AMRIX (15 mg and 30 mg) were approved in February 2007 by the FDA for short-term use as an adjunct to rest and physical therapy for relief of muscle spasm associated with acute, painful musculoskeletal conditions. With convenient, once-daily dosing, AMRIX provides relief from muscle spasm comparable to that with cyclobenzaprine hydrochloride taken three times daily. We made the product available in the United States in October 2007 and commenced a full U.S. launch in November 2007. In February 2008, we entered into an agreement with a contract sales organization to add 120 sales representatives to our field sales team promoting AMRIX. As described above, through an expansion of our contract sales force and through new hires, we have added an additional 270 sales representatives who began promoting PROVIGIL and AMRIX in the first quarter of 2009. In total, we currently have 840 sales representatives promoting AMRIX. AMRIX is intended for use up to two or three weeks. The most common side effects of AMRIX in Phase III clinical trials were dry mouth, dizziness, fatigue, constipation, nausea and dyspepsia.

FENTORA

        We received FDA approval of FENTORA in late September 2006 and launched the product in the United States in early October 2006. FENTORA is indicated for the management of breakthrough pain in patients with cancer who are already receiving and are tolerant to opioid therapy for their underlying persistent cancer pain. FENTORA is the first and only buccal tablet approved for this indication. In April 2008, we received marketing authorization from the European Commission for EFFENTORA for the same indication as FENTORA and launched the product in certain European countries in January 2009.

        We have focused our clinical strategy on studying FENTORA in opioid-tolerant patients with breakthrough pain associated with other conditions, including neuropathic pain and back pain. In October 2006, January 2007 and August 2007, we announced positive data from three Phase III clinical trials of FENTORA and in November 2007 we submitted a supplemental new drug application (an "sNDA") to the FDA seeking approval to market FENTORA for the management of breakthrough pain in opioid-tolerant patients with chronic pain conditions. The FDA held an Advisory Committee meeting on May 6, 2008 to discuss the FENTORA sNDA. At that meeting, the Advisory Committee voted not to recommend approval of the FENTORA sNDA. On September 15, 2008, we received a complete response letter, in which the FDA requested that we implement and demonstrate the effectiveness of proposed enhancements to the current FENTORA risk management program. In December 2008, we also received a supplement request letter from the FDA requesting that we submit a Risk Evaluation and Mitigation Strategy (the "REMS Program") with respect to FENTORA, which we expect to file with the FDA by the end of the first quarter of 2009. In the December 2008 supplement request letter, the FDA also provided guidance for the design and implementation of the REMS Program to mitigate serious risks associated with the use of FENTORA. To address the FDA's requests in its September 2008 and December 2008 letters, we plan to implement as part of the REMS Program a first-of-its-kind initiative designed to minimize the potential risk of overdose from an opioid through appropriate patient selection. We believe by working with the FDA, we can design and implement a REMS Program to meet the FDA's requests and possibly to provide a potential avenue for approval of the sNDA. We anticipate initiating the REMS Program upon receipt of approval from the FDA.

        In early 2009, we received positive results from an interim analysis of a Phase 3 clinical trial comparing the onset of breakthrough pain relief between FENTORA and immediate-release oxycodone. Our assessment showed that FENTORA met the primary endpoint of the trial with statistical significance. With these results, we determined to end the study earlier than scheduled. Evaluation of secondary endpoints will continue. Data from this study will be presented at a later medical meeting.

        In clinical trials, FENTORA was generally well tolerated. Most adverse events occurring with FENTORA are typical opioid side effects. The most serious adverse events associated with all opioids are respiratory depression (potentially leading to apnea or respiratory arrest), circulatory depression, hypotension, and shock. The most common (greater or equal to 10 percent) adverse events observed in clinical trials of FENTORA in patients with cancer were nausea, vomiting, application site abnormalities, fatigue, anemia, dizziness, constipation, edema, asthenia, dehydration, and headache. In clinical trials in patients with other chronic pain conditions, the most common (greater or equal to 10% adverse events were nausea, vomiting, back pain, dizziness, headache, and somnolence. Application site adverse events were reported in 12% of patients. Most side effects were mild to moderate in severity.

ACTIQ/Generic OTFC

        ACTIQ is approved in the United States for the management of breakthrough cancer pain in opioid-tolerant patients. It was approved by the FDA in November 1998 and was launched in the United States in March 1999. Following our acquisition of Anesta Corp. in October 2000, we relaunched ACTIQ in February 2001. In October 2002, we reacquired rights to ACTIQ in 12 countries, principally in Europe, from Elan Pharma International Limited.

        ACTIQ uses an oral transmucosal delivery system ("OTS®") to deliver fentanyl citrate, a powerful, Schedule II opioid analgesic. The OTS delivery system consists of a drug matrix that is mounted on a handle. It is designed to achieve rapid absorption of fentanyl through the oral mucosa and into the bloodstream, with pain relief that may begin within 15 minutes. ACTIQ is available in six dosage strengths to allow individualization of dosing. Side effects of ACTIQ are typical of opioid products and include somnolence, nausea, vomiting and dizziness. The greatest risk from improper use of ACTIQ, as with all opioid-based products, is the potential for respiratory depression, which can be life-threatening. We market ACTIQ under a comprehensive risk management program of educational and safe use messages that inform health care professionals, patients and their families of proper use, storage, handling and disposal of the product. The FDA has notified us that we must implement a REMS Program for ACTIQ and generic OTFC. We are preparing a REMS Program to meet the FDA's requirements and expect to file with the FDA by the end of the first quarter of 2009. We anticipate initiating a REMS Program for ACTIQ and for generic OTFC upon receipt of approval from the FDA.

        To secure FTC clearance of our acquisition of CIMA LABS, we agreed to license to Barr our U.S. rights to intellectual property necessary to manufacture and market a generic OTFC. The rights we granted to Barr became effective in September 2006 and Barr entered the United States market with generic OTFC on September 27, 2006. On this same date, we also entered the market with a generic OTFC, utilizing Watson as our sales agent in this effort. Since then, ACTIQ sales have been meaningfully eroded by generic OTFC products sold by Barr and by us through Watson and by our launch of FENTORA, and we expect this erosion will continue throughout 2009.

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

  Intellectual Property Position

        AMRIX:    Upon FDA approval, AMRIX was granted a three-year period of marketing exclusivity that extends until February 2010. In June 2008, the U.S. Patent and Trademark Office issued a pharmaceutical formulation patent for AMRIX, which expires in February 2025. We have an exclusive North American license to this patent from Eurand. Other patent applications claiming further formulations and uses are pending. We also hold rights to the AMRIX trademark.

        FENTORA:    We own patents and/or patent applications covering formulation, method of treatment and manufacturing for FENTORA expiring between 2019 and 2024. Upon FDA approval for this product, we also received a three-year period of marketing exclusivity that extends until September 2009. We also hold rights to the FENTORA trademark.

        ACTIQ:    The U.S. patents covering the currently approved compressed powder pharmaceutical composition and the method for administering fentanyl via this composition expired in September 2006. As described above, we have licensed to Barr our U.S. rights to intellectual property necessary to manufacture and market a generic OTFC. Corresponding patents covering the current formulation of ACTIQ in foreign countries generally expire between 2009 and 2010. Our patent protection with respect to the ACTIQ formulation we sold in the United States prior to June 2003 expired in May 2005. We hold the rights to the ACTIQ trademark.

  AMRIX Patent Litigation

        In October 2008, Cephalon and Eurand, Inc. ("Eurand"), received Paragraph IV certification letters relating to ANDAs submitted to the FDA by Mylan Pharmaceuticals, Inc. and Barr Laboratories, Inc., each requesting approval to market and sell a generic version of the 15 mg and 30 mg strengths of AMRIX. In November 2008, we received a similar certification letter from Impax Laboratories, Inc. Mylan and Impax each allege that the U.S. Patent Number 7,387,793 (the "Eurand Patent"), entitled "Modified Release Dosage Forms of Skeletal Muscle Relaxants," issued to Eurand will not be infringed by the manufacture, use or sale of the product described in the applicable ANDA and reserves the right to challenge the validity and/or enforceability of the Eurand Patent. Barr alleges that the Eurand Patent is invalid, unenforceable and/or will not be infringed by its manufacture, use or sale of the product described in its ANDA. The Eurand Patent does not expire until February 26, 2025. In late November 2008, Cephalon and Eurand filed a lawsuit in U.S. District Court in Delaware against Mylan (and its parent) and Barr (and its parent) for infringement of the Eurand Patent. In January 2009, Cephalon and Eurand filed a lawsuit in U.S. District Court in Delaware against Impax for infringement of the Eurand Patent. Under the provisions of the Hatch-Waxman Act, the filing of these lawsuits stays any FDA approval of each ANDA until the earlier of a district court judgment in favor of the ANDA holder or 30 months from the date of our receipt of the respective Paragraph IV certification letter.

  FENTORA Patent Litigation

        In April 2008 and June 2008, we received Paragraph IV certification letters relating to ANDAs submitted to the FDA by Watson Laboratories, Inc. and Barr, respectively, requesting approval to market and sell a generic equivalent of FENTORA. Both Watson and Barr allege that our U.S. Patent Numbers 6,200,604 and 6,974,590 covering FENTORA are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of the product described in their respective ANDAs. The 6,200,604 and 6,974,590 patents cover methods of use for FENTORA and do not expire until 2019. In June 2008 and July 2008, we and our wholly-owned subsidiary, CIMA LABS, filed lawsuits in U.S. District Court in Delaware against Watson and Barr for infringement of these patents. Under the provisions of the Hatch-Waxman Act, the filing of these lawsuits stays any FDA approval of each ANDA until the earlier of a district court judgment in favor of the ANDA holder or 30 months from the date of our receipt of the respective Paragraph IV certification letter.

        While we intend to vigorously defend the AMRIX and FENTORA intellectual property rights, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

  Manufacturing and Product Supply

        AMRIX:    We have third party agreements with one company to supply us with AMRIX capsules and another company to package the AMRIX capsules for commercial sale. We seek to maintain inventories of finished products to protect against supply disruptions. Any future change in manufacturers or manufacturing processes requires regulatory approval.

        FENTORA /ACTIQ:    At our facility in Salt Lake City, Utah, we manufacture FENTORA, ACTIQ and generic OTFC for our sale in the United States and international markets, EFFENTORA for our sale in certain countries in Europe, as well as generic OTFC bulk units for Barr.

        Fentanyl, the active ingredient in FENTORA, EFFENTORA, ACTIQ and generic OTFC, is a Schedule II controlled substance under the Controlled Substances Act. Our purchases of fentanyl for use in the production of FENTORA, EFFENTORA, ACTIQ and generic OTFC are subject to quota that is approved by the U.S. Drug Enforcement Administration ("DEA"). Supply disruption could result from delays in obtaining DEA approvals or the receipt of approvals for quantities of fentanyl that are insufficient to meet current or projected product demand. The quota system also limits our ability to build inventories as a method of insuring against possible supply disruptions. While we currently have available fentanyl quota to produce our fentanyl-based products in the future we could face shortages of quota that could negatively impact our ability to supply product to Barr or to produce our fentanyl-based products. If we are unable to provide product to Barr, it is possible that either Barr or the FTC could claim that such a failure would constitute a breach of our agreements with these parties.

  Competition

        AMRIX:    Cyclobenzaprine hydrochloride, the active ingredient in AMRIX, is a widely prescribed muscle relaxant in the United States, representing 43% of the 48 million prescriptions for muscle relaxants written in 2008, according to IMS Health Incorporated. AMRIX competes with short-acting, non-extended release versions of cyclobenzaprine hydrochloride, such as SKELAXIN®, FLEXERIL® and other inexpensive generic forms of muscle relaxants. AMRIX is a once-a-day, extended-release version of cyclobenzaprine hydrochloride.

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

        The existence of generic OTFC has and will likely continue to impact sales of ACTIQ and could negatively impact the growth of FENTORA. Since the launch of generic OTFC in September 2006, ACTIQ sales have been meaningfully eroded and we expect this erosion will continue throughout 2009.

In addition, sales of our own generic OTFC could be significantly impacted by the entrance into the market of additional generic OTFC products, which could occur at any time.

ONCOLOGY

        Our U.S. oncology portfolio includes two marketed products and one product candidate to treat patients with hematologic cancers: TREANDA, a bi-functional hybrid cytotoxic; TRISENOX®, an intravenous arsenic-based targeted therapy currently marketed in the U.S., as well as in Europe, and CEP-701 (lestaurtinib), an oral small molecule tyrosine kinase inhibitor. In Europe, we have two commercialized oncology products in our portfolio: MYOCET® (liposomal doxorubicin), a cardio-protective chemotherapy agent used to treat metastatic breast cancer and TARGRETIN® (bexarotene), a treatment for cutaneous T-cell lymphoma. In addition, we market and sell ABELCET® (amphotericin B lipid complex), an anti-fungal product used by cancer patients.

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

        In March 2008, the FDA approved TREANDA for the treatment of patients with CLL. The FDA granted an orphan drug designation to TREANDA for this indication. CLL is a slowly progressing blood and bone marrow disease with an estimated 15,000 new cases diagnosed every year in the United States, according to the National Cancer Institute (the "NCI").

        In October 2008, the FDA approved TREANDA for the treatment of patients with indolent B-cell NHL who have progressed during or within six months of treatment with rituximab or a rituximab-containing regimen. NHL occurs when lymphatic cells divide too much and too fast. Growth control is lost, and the lymphatic cells may overcrowd, invade and destroy lymphoid tissues and spread to other organs. There are two broad subtypes of NHL—indolent, also referred to as slow growing or low-grade, and aggressive. Indolent disease may "transform" into a more aggressive condition. According to the NCI, an estimated 30,000 people in the United States were diagnosed in 2008 with indolent NHL, which is difficult to treat because patients are prone to relapse after treatment.

        In 2009, we plan to commence the following clinical studies for TREANDA: a Phase III clinical study for the treatment of front-line NHL, a Phase II clinical study for the treatment of CLL in combination with rituximab and a Phase I/II clinical study for the treatment of multiple myeloma in combination with Velcade®.

  Intellectual Property Position

        We received a five year New Chemical Entity exclusivity which prevents the FDA from accepting an ANDA for this product for a period of five years from the date of approval (four years if the ANDA contains a Paragraph IV certification). In August 2007, the FDA granted orphan drug status for TREANDA for the treatment of CLL. The orphan drug designation provides a seven-year period of marketing exclusivity for the treatment of CLL with TREANDA until March 2015. We are also prosecuting method of treatment, polymorph, manufacturing and formulation patent applications relating to bendamustine hydrochloride. We also hold rights to the TREANDA trademark.

  Manufacturing and Product Supply

        We have one third party supplier of the active drug substance bendamustine hydrochloride and one third party supplier of finished supplies of TREANDA. In addition, we will seek to qualify additional manufacturers as may be necessary to meet commercial demands and to protect against supply disruptions.

  Competition

        TREANDA competes with traditional methods of treating indolent NHL, including treatments involving chemotherapy with a combination of drugs such as cyclophosphamide, vincristine and prednisolone and with drugs currently marketed (such as BEXXAR® (131-I tositumomab) by GlaxoSmithKline) or being developed to treat indolent NHL refractory to rituximab. With respect to CLL, TREANDA competes with Leukeran® (chlorambucil) by GlaxoSmithKline, Campath® (alemtuzumab) by Bayer Healthcare Pharmaceuticals and, although not currently approved for the treatment of CLL but used for the treatment of CLL, the combination therapy of fludarabine, cyclophospharmide and rituximab.

TRISENOX

        In July 2005, we acquired substantially all of the assets related to the TRISENOX injection business from Cell Therapeutics, Inc. TRISENOX was approved for marketing in the United States and Europe in 2000 and 2002, respectively, for the treatment of patients with relapsed or refractory acute promyelocytic leukemia ("APL"), a life threatening hematologic cancer. APL is one of eight subtypes of acute myeloid or myelogenous leukemia ("AML"). According to the American Cancer Society, approximately 13,000 patients are diagnosed with AML in the United States every year, 10 to 15% of whom will have the APL subtype. Research indicates that approximately 10 to 30% of patients with APL will not respond to, or will relapse from, first-line therapy.

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

  Manufacturing and Product Supply

        We have one third-party manufacturer that produces the active drug substance arsenic trioxide for us and one third-party manufacturer that provides finished commercial supplies of TRISENOX to us in the United States and Europe. We seek to maintain inventories of active drug substance and finished commercial supplies to protect against supply disruptions.

  Competition

        The pharmaceutical market for the treatment of patients with relapsed or refractory APL is served by a number of available therapeutics, such as VESANOID® by Roche Laboratories Inc. in combination with chemotherapy.

CEP-701

        CEP-701 is under development as a treatment for FLT-3-mutated AML, a hematologic cancer characterized by uncontrolled growth of myeloid cells of the blood and bone marrow and the blockage of the production of normal cells, resulting in a deficiency of red cells, platelets and normal white cells. According to the American Cancer Society, an estimated 13,000 people in the United States will be diagnosed with AML each year and approximately 9,000 people will die from AML. Approximately 25 to 30% of AML patients have a FLT-3 genetic mutation that is associated with a poorer prognosis for relapse and survival.

        Our researchers, with our collaborators, found that in a subset of patients, their AML is caused by a mutation in a kinase called FLT-3. Normally, FLT-3 is involved in the growth and maturation of healthy blood cells. In AML patients with FLT-3 mutations, the cell signaling pathways promote uncontrolled cell growth. CEP-701 has been shown to block the signaling ability of the mutant FLT-3 kinase in preclinical studies. We are currently conducting a Phase II/III study of approximately 220 patients with AML who bear a FLT-3 activating mutation at first relapse from standard induction chemotherapy. In December 2005, we announced that the preliminary data of 44 patients in this study suggest that chemotherapy followed by the oral compound CEP-701 may offer a clinical benefit compared to chemotherapy alone. A clinical response has been achieved in all patients who showed an 85% or greater inhibition of FLT-3 activity and baseline cellular sensitivity to CEP-701. Patients with low FLT-3-inhibitory activity or cells insensitive to CEP-701 had a very low rate of clinical response. These data suggest that there may be the potential to predict which patients will respond positively to CEP-701. Preliminary safety analyses indicate that CEP-701 is generally well tolerated, with only a modest increase in gastrointestinal events such as nausea and dyspepsia reported.

        As of February 2009, we have completed enrollment of patients in the Phase II/III clinical trial, who have been randomly assigned to one of two treatment arms: standard chemotherapy alone, or chemotherapy followed two days later by a daily 80-mg orally administered dose of CEP-701, continued for up to 113 days. We anticipate completion of this study in the third quarter of 2009.

        We are also studying CEP-701 as a treatment for myeloproliferative disorder ("MPD"). MPD consists of a group of hematologic disorders (polycythemia vera, essential thrombocytopenia and chronic idiopathic myelofibrosis) characterized by excessive production of red blood cells by hematopoietic precursors. The clinical features of MPD include anemia, thrombosis, hemorrhage, bone marrow fibrosis and leukemic transformation. There currently are no effective treatments for these conditions. We initiated Phase II studies of CEP-701 in patients with MPD in late 2007.

        CEP-701 is not presently indicated or approved by the FDA for the treatment of any disease.

  Intellectual Property Position

        Assuming FDA approval, we would expect to receive a five year New Chemical Entity period of marketing exclusivity. In April 2006, the FDA granted orphan drug designation for CEP-701 for the treatment of AML. The orphan drug designation will provide a seven-year period of marketing exclusivity for the treatment of AML with CEP-701 from the date of final FDA marketing approval of CEP-701. We also hold rights to other patent applications directed to methods of treatment, formulations and polymorphs for CEP-701.

  Competition

        If approved, CEP-701 would compete with a number of available therapeutics, particularly those that are indicated for the treatment of hematologic cancers. We understand that Novartis and Millennium Pharmaceuticals (Takeda Oncology Company) are each developing drugs with a similar mechanism of action.

INTERNATIONAL OPERATIONS

Commercial Products

        We market and sell directly or through partnerships 30 different branded products in over 50 countries in Europe, the Middle East and Africa and have a strong presence in the five key European pharmaceutical markets: France, Germany, Italy, Spain and the United Kingdom, and affiliates in Benelux and Poland. For the year ended December 31, 2008, aggregate net sales outside the United States accounted for 19% of our total consolidated net sales. In 2008, our largest products in terms of net product sales outside the United States are shown in the table below. Together, these products accounted for 81% of our total European segment net sales and 16% of our total consolidated net sales for the year ended December 31, 2008.

Product	Indication	Key Market(s)
ABELCET (amphotericin B lipid complex)(1)	Anti-fungal	France, Germany, U.K, .Italy, Spain, Central Eastern European countries, Benelux and Poland
ACTIQ (oral transmucosal fentanyl citrate)	Breakthrough cancer pain	France, Germany, U.K., Italy, Spain
DILZEM (diltiazem)	Angina and mild to moderate hypertension	UK, Ireland
MYOCET (liposomal doxorubicin)	Metastatic breast cancer	France, Germany, U.K., Italy, Spain, Central Eastern European Countries, Benelux and Poland.
NAXY® and MONO-NAXY® (clarithromycin)(2)	Antibiotic	France
PROVIGIL (modafinil)(3)	Excessive sleepiness associated with narcolepsy and certain other conditions	France, Germany, U.K., Italy, Spain
SPASFON® (phloroglucinol)	Biliary/urinary tract spasm and irritable bowel syndrome	France, certain African countries including Morocco, Algeria, Tunisia
TARGRETIN (bexarotene)(4)	Cutaneous T-cell lymphoma	France, Germany, U.K.

(1)
ABELCET is licensed from Bristol Myers Squibb.
(2)
NAXY and MONO-NAXY are licensed from Abbott France.

(3)
Marketed under the name MODIODAL® (modafinil) in France and under the name VIGIL® (modafinil) in Germany.
(4)
TARGRETIN is licensed from Ligand Pharmaceuticals.

        We are expanding our reach beyond Europe to Asia, where we have established an office in Hong Kong. We are seeking approval from the Chinese authorities to develop and register our products and are exploring a number of other opportunities in China and expect this market to be a key part of our Asian growth strategy moving forward. In 2007, our licensees, Alfresa Pharma and Mitsubishi Tanabe Pharma, launched modafinil in Japan (under the trade name MODIODAL) for the treatment of excessive daytime sleepiness associated with narcolepsy. Nippon Shinyaku launched TRISENOX in Japan in 2004. We have formed relationships with other Japanese companies that are conducting clinical trials with, and pursuing regulatory approval of, a number of our products in Japan.

Manufacturing Operations

        At our manufacturing facility in Mitry-Mory, France, we produce modafinil, which is used in the production of PROVIGIL. Our other manufacturing facility in Nevers, France is producing SPASFON® for France and certain other countries. We manufacture certain other products at these facilities in France for sale in Europe and also perform warehousing, packaging and distribution activities for certain products sold in France and other export territories from these facilities. NAXY, MONO-NAXY, MYOCET, ABELCET, TARGRETIN and GABITRIL are among our European products that are manufactured for us by third party manufacturers. For these and most of our other European products, we depend on single sources for the manufacture of both the active drug substances contained in our products and for finished commercial supplies.

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

        In addition, the manufacture and sale of our products in Europe are subject to extensive regulation by European governmental authorities. Government efforts to control healthcare costs may result in further growth of generic competition to our proprietary products or a decrease in the selling prices of any of our proprietary products due to associated decreases in the amount the government health care authority will reimburse for any of those products. For example, we are aware of governmental efforts in France to limit or eliminate reimbursement for some of our products, particularly FONZYLANE, which will have a limited impact on revenues due to its limited sales.

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

        For the years ended December 31, 2008, 2007 and 2006, our research and development costs were $362.2 million, $369.1 million and $424.2 million, respectively. Additionally, for 2008 and 2006, we incurred charges associated with acquired in-process research and development of $42.0 million and $5.0 million, respectively.

CNS Disorders

        Our pioneering research programs in neurodegenerative diseases have been the foundation from which we have grown our overall research strategies. Discovery research in this area is relatively high risk given how little is known about disease etiology (molecular target selection) and progression (prolonged clinical investigation). As such, we have utilized our experience with products in sleep medicine, pain and psychiatry to complement and balance our ongoing CNS discovery efforts targeting unique G-Protein Coupled Receptors ("GPCR"), the targets through which many CNS drugs act. Our research is focused on discovering the next generation of medicines to treat psychiatric, cognitive and sleep disorders and pain. CEP-26401, a histamine H3 receptor antagonist/inverse agonist, is the first GPCR-directed compound entering into IND-enabling development activities with the therapeutic potential for treatment of the cognitive disorders associated with the negative symptoms of schizophrenia and/or symptomatic improvement in the cognitive dysfunction in Alzheimer's disease. We expect to file an IND for CEP-26401 in the first quarter of 2009.

Oncology

        Our current oncology research program includes two main therapeutic targets: solid tumors, which are associated with a broad range of cancers, and hematological cancers, including AML, multiple myeloma and myeloproliferative disorders ("MPD").

        In normal tissues, cellular proliferation is balanced by cellular death. Generally, both processes are controlled in part by a class of molecules (known as growth factors) that bind to cell surface receptors (many of which are kinases). Kinases, on the cell surface or intracellular, control the lifecycle of a cell by regulating when it should replicate, cease replication, perform its functions in a healthy state, or undergo programmed cell death. In cancer, the normal mechanisms of cell death are blocked or the survival mechanisms are overactive, allowing cells to escape/avoid programmed death and leaving cell proliferation unchecked.

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

Solid Tumors

        Solid tumors account for roughly 80 to 90% of all cancers. Cancers of the lung, breast, colon, and prostate—each of which involves the formation and spread of tumors—are among the most prevalent and deadly forms of cancer. Angiogenesis, the natural process used by the human body to produce blood vessels, occurs as a pathological process in the development of solid tumors such as breast and lung cancers. All living organisms, including tumors, need blood vessels to supply nutrients to survive and grow. Recently approved therapeutics in this area have targeted a receptor family/primary ligand responsible for survival of individual capillary cells and formation of the tumor blood vessel: a protein receptor kinase called VEGF or the ligand VEGF itself.

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

        From this research, we have synthesized a number of proprietary, orally active molecules that are potent, dual inhibitors of VEGF and Tie-2 kinases. These molecules have been shown to potently inhibit the formation of blood vessels and thereby slow growth and/or induce regressions of a variety of tumors in pre-clinical models. A potential drug candidate, CEP-11981, has been identified incorporating both of these important mechanisms, and we are currently testing this molecule in Phase I clinical trials.

        As noted above, many current cancer therapies are designed to arrest and kill rapidly dividing cells non-selectively via damage to DNA. Thus, traditional chemotherapy and radiation therapy kill all rapidly dividing cells, including both normal and cancerous cells, and the benefits of these therapies are often limited by their toxicity to normal cells. In addition, DNA repair mechanisms in tumor cells are up-regulated, further limiting the ability of these treatments to be completely successful. PARP is an integral DNA repair enzyme that corrects single and double strand DNA breaks in normal cells, cancer cells and after chemo- or radiation therapy. Using pre-clinical models, we have shown that inhibiting this key repair mechanism sensitizes the tumor to the anti-tumor killing effects of chemo- and radiation therapy and thereby overcomes tumor resistance. CEP-9722 was chosen from a library of proprietary potent, orally active PARP inhibitors. We filed an Investigational Medicinal Product Dossier, the European equivalent of an IND, for CEP-9722 in the fourth quarter of 2008.

Hematological Cancers

        Hematologic (blood) cancers such as leukemia, lymphoma, multiple myeloma and MPD arise due to errors in the genetic information of an immature blood cell. As a consequence of these errors, cell development is arrested so that it does not mature further, but is instead replicated over and over again, resulting in a proliferation of abnormal blood cells that eventually crowd out and destroy normal blood cells.

        In addition to AML and the oncogenic role of FLT-3 mutations, activating mutations in another kinase known as JAK-2 has been implicated as the causative event in MPD. MPD consists of a group of hematologic disorders (polycythemia vera, essential thrombocytopenia and chronic idiopathic myelofibrosis) characterized by excessive production of red blood cells by hematopoietic precursors. The clinical features of MPD include anemia, thrombosis, hemorrhage, bone marrow fibrosis and leukemic transformation. There currently are no effective treatments for these conditions. Our scientists have discovered that the multikinase inhibitor, CEP-701, is a potent inhibitor of the mutated JAK-2 kinase. CEP-701 has demonstrated anti-tumor effects in pre-clinical models of MPD and we currently are studying this molecule in a Phase II clinical trial for the treatment of MPD.

        In addition, we are actively pursuing the development of novel inhibitors of the proteosome, a multifunctional protease integral to normal cellular functioning. Based on clinical and pre-clinical studies, we believe that proteosome inhibitors may have utility in the treatment of hematological cancers, particularly multiple myeloma. We have identified proprietary proteosome inhibitors that in preclinical models of cancer display greater efficacy and tolerability than currently available therapies. These proteosome inhibitors also may be useful in the treatment of solid tumors. CEP-18770, a potent, proprietary proteosome inhibitor, is currently in Phase I clinical investigation.

Neurotrophic Factors

        Under a collaboration with Chiron Corporation that was terminated in February 2001, we conducted clinical trials using IGF-I, also known as MYOTROPHIN® (mecasermin) Injection, in patients in North America and Europe suffering from amyotrophic lateral sclerosis ("ALS"). ALS is a fatal disorder of the nervous system characterized by the chronic, progressive degeneration of motor neurons, which leads to muscle weakness, muscle atrophy and, eventually, to the patient's death. In February 1997, we submitted an NDA to the FDA for approval to market MYOTROPHIN in the United States for the treatment of ALS. In May 1998, the FDA issued a letter stating that the NDA was "potentially approvable," under certain conditions. We do not believe those conditions can be met without conducting an additional Phase III clinical study, and we have no plans to conduct such a study at this time. Furthermore, we do not have a source for finished commercial supply of MYOTROPHIN in the event regulatory approval is obtained. Certain unaffiliated physicians commenced a study of MYOTROPHIN in mid-2003 that was completed in 2007. The results from that study did not show a statistically significant difference between patients taking MYOTROPHIN and placebo.

Other Discovery Research Efforts

        One of the key components of our discovery research strategy is the establishment of strategic alliances to complement our internal scientific expertise and to provide a more diverse therapeutic breadth and depth to our research efforts. For example, we have collaborations with Euroscreen s.a. to discover and develop small molecule therapeutics targeting GPCRs; Ligand Pharmaceuticals Incorporated (formerly Pharmacopeia Drug Discovery, Inc.) to expand and complement our internal medicinal chemistry efforts; Psychogenics Inc. to broaden our pharmacological expertise; and AMBIT Biosciences Inc. to utilize AMBIT's technology in interrogating the kinome, that portion of the human genome that codes for protein kinases. In addition to these, we sponsor a number of external research collaborations with academic laboratories throughout the world.

Drug Delivery Research and Development

        We pursue collaborative relationships with pharmaceutical companies that leverage the capabilities of these partners with our drug delivery and manufacturing capabilities to deliver new products incorporating our ORASOLV® or DURASOLV® orally disintegrating drug delivery technologies or our ORAVESCENT drug delivery technology. Revenues from these arrangements consist of net sales of manufactured products to partners, product development and licensing fees and royalties, and totaled 3.1% of our total consolidated revenue for the year ended December 31, 2008. We currently collaborate with many partners, including AstraZeneca, Organon, Schering-Plough and Wyeth. We have three manufacturing lines at our Eden Prairie, Minnesota facility for product requiring blister packaging and a manufacturing line at our Brooklyn Park, Minnesota facility for bottled product. We also have granulation and taste masking capabilities at our Eden Prairie facility. During 2008, we began the transition of our manufacturing activities primarily performed at our Eden Prairie facility to our recently expanded manufacturing facility in Salt Lake City, Utah. As part of that transition we also consolidated at our Brooklyn Park facility certain drug delivery research and development activities formerly performed in Salt Lake City. The transition of manufacturing activities and the closure of the Eden Prairie facility are expected to be completed within two to three years.

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

        ODT technology has emerged as an important drug delivery technology that enables tablets to disintegrate quickly in the mouth without the use of water or chewing. ODT may improve compliance with a prescribed drug regimen, may improve dosing accuracy relative to liquid formulations and often is preferred by patients to conventional tablets and other formulations. Our two primary ODT technologies are ORASOLV and DURASOLV. Our ORASOLV technology incorporates active drug ingredients in orally disintegrating tablets. The low level of compaction pressure applied to ORASOLV tablets allows higher porosity, faster disintegration time and larger amounts of taste masked active drug ingredients to be compressed into the tablets. The U.S. patent for our ORASOLV technology expires in 2010.

        Our DURASOLV technology uses higher compaction forces than ORASOLV to produce orally disintegrating tablets incorporating active drug ingredients in a more durable orally disintegrating tablet. Due to their greater durability, DURASOLV tablets are easier to handle and package, and may cost less to produce and package. The U.S. patents for our DURASOLV technology expire in 2018. In the third quarter of 2007, the U.S. Patent and Trademark Office (the "PTO") notified us that, in response to reexamination petitions filed by a third party, the Examiner rejected the claims in the two U.S. patents for our DURASOLV ODT technology. We disagree with the Examiner's position, and we filed notices of appeal with the PTO in the fourth quarter of 2007 regarding one patent and in the second quarter of 2008 regarding the second patent. The appeals are pending.

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

CUSTOMERS

        Our principal customers are wholesale drug distributors. These customers comprise a significant part of the distribution network for all pharmaceutical products in the United States. Three large wholesale drug distributors, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, control a significant share of this network. These three wholesale customers, in the aggregate, accounted for 71% of our total consolidated gross sales for the year ended December 31, 2008.

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

        After regulatory approval has been obtained, further studies, including Phase IV post-marketing studies, may be required to provide additional data on safety, to validate surrogate efficacy endpoints, or for other reasons, and the failure of such studies can result in a range of regulatory actions, including withdrawal of the product from the market. Further studies will be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially approved. Results of post-marketing programs may limit or expand the further marketing of the products. Further, if there are any modifications to the drug, including any change in indication, manufacturing process, labeling or manufacturing facility, it may be necessary to submit an application seeking approval of such changes to the FDA or foreign regulatory authority. Finally, the FDA can place restrictions on approval and marketing utilizing its authority under applicable regulations. For example, ACTIQ was approved under subpart H of FDA approval regulations, which gives the FDA the authority to pre-approve promotional materials and permits an expedited market withdrawal procedure if issues arise regarding the safe use of ACTIQ. Moreover, marketed products are subject to continued regulatory oversight by the Office of Medical Policy Division of Drug Marketing, Advertising, and Communications, and the failure to comply with applicable regulations could result in marketing restrictions, financial penalties and/or other sanctions.

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

        The Controlled Substances Act imposes various registration, record-keeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products. A principal factor in determining the particular requirements of this act, if any, applicable to a product is its actual or potential abuse profile. A pharmaceutical product may be listed as a Schedule II, III, IV or V substance, with Schedule II substances considered to present the highest risk of substance abuse and Schedule V substances the lowest. Modafinil, the active drug substance in PROVIGIL, and armodafinil, the active ingredient in NUVIGIL, have been scheduled under the Controlled Substances Act as a

Schedule IV substance. Schedule IV substances are subject to special handling procedures relating to the storage, shipment, inventory control and disposal of the product. Fentanyl, the active ingredient in FENTORA, ACTIQ and generic OTFC, is a Schedule II controlled substance. Schedule II substances are subject to even stricter handling and record keeping requirements and prescribing restrictions than Schedule III or IV products. In addition to federal scheduling, PROVIGIL, FENTORA, NUVIGIL, ACTIQ and generic OTFC are subject to state controlled substance regulation, and may be placed in more restrictive schedules than those determined by the DEA and FDA. However, to date, modafinil, armodafinil and fentanyl have not been placed in a more restrictive schedule by any state.

        In addition to the statutes and regulations described above, we also are subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other federal, state and local regulations.

        Outside the United States and as described in "International Operations—European Competitive and Regulatory Environment" above, we are subject to many analogous laws and regulations in countries where we operate. These laws and regulations govern, among other things, the authorization and conduct of clinical trials, the marketing authorization process for medicinal products, manufacturing and import activities, and post-authorization activities including pharmacovigilance, drug safety, effectiveness and pricing. Our ability to market new products outside the United States is dependent upon receiving marketing approval from applicable regulatory authorities. While the specific process for approval may differ in certain respects from the FDA process, we are generally subject to the same risks described above. With respect to product pricing, regulatory approval is typically required. Additionally, certain countries have regularly imposed new or additional cost containment measures for pharmaceuticals, such as restrictions on physician prescription levels and patient reimbursements, emphasis on greater use of generic drugs and/or enacted across-the-board price cuts.

LEGAL MATTERS

        For a summary of legal matters, see Note 15 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

EMPLOYEES

        As of December 31, 2008, we had a total of 2,780 full-time employees, of which 1,984 were employed in the United States and 796 were located primarily at our various facilities in Europe. We believe that we have been successful in attracting skilled and experienced personnel; however, competition for such personnel is intense.

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

        For the year ended December 31, 2008, approximately 51%, 14% and 8% of our total consolidated net sales were derived from sales of PROVIGIL, ACTIQ (including our generic OTFC product) and FENTORA, respectively. With respect to PROVIGIL, we cannot be certain that it will continue to be accepted in its market. With respect to NUVIGIL, which we currently intend to launch in the third quarter of 2009, we cannot be sure that our sales and marketing efforts will be successful or that it will be accepted in the market. We expect that upon the launch of NUVIGIL, our marketing efforts with respect to PROVIGIL will decline substantially and will shift to NUVIGIL. While currently we do not believe 2009 CNS net sales will be adversely impacted as compared to 2008, it is possible that CNS net sales could decrease in the future by the decline in PROVIGIL marketing efforts associated with the launch of NUVIGIL. In September 2006, Barr entered the market with generic OTFC. Since that time, we have experienced meaningful erosion of branded ACTIQ sales in the United States and we expect this erosion will continue throughout 2009. In addition, sales of our own generic OTFC product could be significantly impacted by the entrance into the market of additional generic OTFC products, which could occur at any time. The FDA has notified us that we must implement a Risk Evaluation and Mitigation Strategy (a "REMS Program") for ACTIQ and generic OTFC. We are preparing a REMS Program to meet the FDA's requirements and expect to file with the FDA by the end of the first quarter of 2009. It is possible that prescriptions of these products could be adversely impacted.

        To counter the impact from existing and potential generic competition, we will need FENTORA, our next-generation pain product launched in October 2006, to continue to be accepted in the market. In September 2007, we issued a letter to healthcare professionals to clarify the appropriate patient selection, dosage and administration for FENTORA, following reports of serious adverse events in connection with the use of the product. We also expect to implement, upon the receipt of FDA approval, a REMS Program for FENTORA to mitigate serious risks associated with the use of FENTORA. We plan to file our FENTORA REMS Program with the FDA by the end of the first quarter of 2009. It is possible that this program could have a negative impact on FENTORA prescription growth.

        For sales to grow over the next several years, we will need our two newest products, AMRIX and TREANDA, to achieve projected levels of growth. Specifically, the following factors, among others, could affect the level of market acceptance of these products, as well as PROVIGIL, NUVIGIL (once launched), FENTORA, and ACTIQ:

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

  •
  the price of the products relative to the benefits they convey and to other competing drugs or treatments, including the impact of the availability of generic OTFC products on market acceptance of FENTORA;

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

        Our long-term prospects, particularly with respect to the growth of our future sales and earnings, depend to a large extent on our ability to obtain FDA approvals of new product candidates or of expanded indications of our existing products such as FENTORA and NUVIGIL. In May 2008, an FDA Advisory Committee voted not to recommend approval of our supplemental new drug application ("sNDA") for an expanded label for FENTORA for the management of breakthrough pain in opioid-tolerant patients with chronic pain conditions. In September 2008, we received a complete response letter, in which the FDA requested that we implement and demonstrate the effectiveness of proposed enhancements to the current FENTORA risk management program. In December 2008, we also received a supplement request letter from the FDA requesting that we submit a REMS Program with respect to FENTORA, which we expect to file with the FDA by the end of the first quarter of 2009. In the December 2008 supplement request letter, the FDA also provided guidance for the design and implementation of the REMS Program to mitigate serious risks associated with the use of FENTORA. To address the FDA's requests in its September 2008 and December 2008 letters, we plan to implement as part of the REMS Program a first-of-its-kind initiative designed to minimize the potential risk of overdose from an opioid through appropriate patient selection. We believe that, by working with the FDA, it can design and implement a REMS Program to meet the FDA's requests and possibly to provide a potential avenue for approval of the sNDA. While we plan to initiate the REMS Program upon receipt of approval from the FDA, we may be unsuccessful, ultimately, in designing and implementing a REMS Program acceptable to the FDA.

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

        Numerous private antitrust complaints have been filed in the U.S. District Court for the Eastern District of Pennsylvania, each naming Cephalon, Barr, Mylan, Teva and Ranbaxy as co-defendants and claiming, among other things, that the PROVIGIL settlements violate the antitrust laws of the United States and, in some cases, certain state laws. All but one of these actions have been consolidated into a complaint on behalf of a class of direct purchasers of PROVIGIL and a separate complaint on behalf of a class of consumers and other indirect purchasers of PROVIGIL. A separate complaint filed by an indirect purchaser of PROVIGIL was filed in September 2007. The plaintiffs in all of these actions are seeking monetary damages and/or equitable relief. We moved to dismiss the class action complaints in November 2006.

        Separately, in June 2006, Apotex, Inc., a subsequent ANDA filer seeking FDA approval of a generic form of modafinil, filed suit against us, also in the U.S. District Court for the Eastern District of Pennsylvania, alleging similar violations of antitrust laws and state law. Apotex asserts that the PROVIGIL settlement agreements improperly prevent it from obtaining FDA approval of its ANDA, and seeks monetary and equitable remedies. Apotex also seeks a declaratory judgment that the '516 Patent is invalid, unenforceable and/or not infringed by its proposed generic. In late 2006, we filed a motion to dismiss the Apotex case, which is pending. Separately, in April 2008, the Federal Court of Canada dismissed our application to prevent regulatory approval of Apotex's generic modafinil tablets in Canada. We have learned that Apotex has launched its generic modafinil tablets in Canada, and we intend to initiate a patent infringement lawsuit against Apotex. We believe that the private antitrust complaints described in the preceding paragraph and the Apotex antitrust complaint are without merit.

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

        While we intend to vigorously defend ourselves, our intellectual property and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

DURASOLV

        In the third quarter of 2007, the PTO notified us that, in response to re-examination petitions filed by a third party, the Examiner rejected the claims in the two U.S. patents for our DURASOLV ODT technology. We disagree with the Examiner's position, and we filed notices of appeal of the PTO's decisions in the fourth quarter of 2007 regarding one patent and in the second quarter of 2008 regarding the second patent. The appeals are pending. While we intend to vigorously defend these patents, these efforts, ultimately, may not be successful. The invalidity of the DURASOLV patents could have a material adverse impact on revenues from our drug delivery business.

FENTORA

        In April 2008 and June 2008, we received Paragraph IV certification letters relating to ANDAs submitted to the FDA by Watson Laboratories, Inc. and Barr, respectively, requesting approval to market and sell a generic equivalent of FENTORA. Both Watson and Barr allege that our U.S. Patent Numbers 6,200,604 and 6,974,590 covering FENTORA are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of the product described in their respective ANDAs. The 6,200,604 and 6,974,590 patents cover methods of use for FENTORA and do not expire until 2019. In June 2008 and July 2008, we and our wholly-owned subsidiary, CIMA LABS, filed lawsuits in U.S. District Court in Delaware against Watson and Barr for infringement of these patents. Under the provisions of the Hatch-Waxman Act, the filing of these lawsuits stays any FDA approval of each ANDA until the earlier of a district court judgment in favor of the ANDA holder or 30 months from the date of our receipt of the respective Paragraph IV certification letter. While we intend to vigorously defend the FENTORA intellectual property rights, these efforts, ultimately, may not be successful.

AMRIX

        In October 2008, Cephalon and Eurand, Inc. ("Eurand"), received Paragraph IV certification letters relating to ANDAs submitted to the FDA by Mylan Pharmaceuticals, Inc. and Barr Laboratories, Inc., each requesting approval to market and sell a generic version of the 15 mg and 30 mg strengths of AMRIX. In November 2008, we received a similar certification letter from Impax Laboratories, Inc. Mylan and Impax each allege that the U.S. Patent Number 7,387,793 (the "Eurand Patent"), entitled "Modified Release Dosage Forms of Skeletal Muscle Relaxants," issued to Eurand will not be infringed by the manufacture, use or sale of the product described in the applicable ANDA and reserves the right to challenge the validity and/or enforceability of the Eurand Patent. Barr alleges that the Eurand Patent is invalid, unenforceable and/or will not be infringed by its manufacture, use or sale of the product described in its ANDA. The Eurand Patent does not expire until February 26, 2025. In late November 2008, Cephalon and Eurand filed a lawsuit in U.S. District Court in Delaware against Mylan (and its parent) and Barr (and its parent) for infringement of the Eurand Patent. In January 2009, Cephalon and Eurand filed a lawsuit in U.S. District Court in Delaware against Impax for infringement of the Eurand Patent. Under the provisions of the Hatch-Waxman Act, the filing of these lawsuits stays any FDA approval of each ANDA until the earlier of a district court judgment in favor of the ANDA holder or 30 months from the date of our receipt of the respective Paragraph IV certification letter. While we intend to vigorously defend the AMRIX intellectual property rights, these efforts, ultimately, may not be successful.

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

        In early November 2007, we announced that we had reached an agreement in principle with the U.S. Attorney's Office ("USAO") in Philadelphia and the DOJ with respect to the USAO investigation that began in September 2004. In September 2008, to finalize our previously announced agreement in principle, we entered into a settlement agreement (the "Settlement Agreement") with the DOJ, the USAO, the Office of Inspector General of the Department of Health and Human Services ("OIG"), TRICARE Management Activity, the U.S. Office of Personnel Management (collectively, the "United States") and the relators identified in the Settlement Agreement (the "Relators") to settle the outstanding False Claims Act claims alleging off-label promotion of ACTIQ and PROVIGIL from January 1, 2001 through December 31, 2006 and GABITRIL from January 2, 2001 through February 18, 2005 (the "Claims"). As part of the Settlement Agreement we agreed to pay a total of $375 million (the "Payment") plus interest of $11.3 million. We also agreed to pay the Relators' attorneys' fees of $0.6 million. Pursuant to the Settlement Agreement, the United States and the Relators released us from all Claims and the United States agreed to refrain from seeking our exclusion from Medicare/Medicaid, the TRICARE Program or other federal health care programs. In connection with the Settlement Agreement, we pled guilty to one misdemeanor violation of the U.S. Food, Drug and Cosmetic Act and agreed to pay $50 million (in addition to the Payment), of which $40 million applied to a criminal fine and $10 million applied to satisfy the forfeiture obligation. All of the payments described above were made in the fourth quarter of 2008.

        As part of the Settlement Agreement, we entered into a five-year Corporate Integrity Agreement (the "CIA") with the OIG. The CIA provides criteria for establishing and maintaining compliance. We are also subject to periodic reporting and certification requirements attesting that the provisions of the CIA are being implemented and followed. We also agreed to enter into a State Settlement and Release Agreement (the "State Settlement Agreement") with each of the 50 states and the District of

Columbia. Upon entering into the State Settlement Agreement, a state will receive its portion of the Payment allocated for the compensatory state Medicaid payments and related interest amounts. Each state also agrees to refrain from seeking our exclusion from its Medicaid program.

        In September 2008, we also announced that we had entered into an Assurance of Voluntary Compliance (the "Connecticut Assurance") with the Attorney General of the State of Connecticut and the Commissioner of Consumer Protection of the State of Connecticut (collectively, "Connecticut") to settle Connecticut's investigation of our promotion of ACTIQ, GABITRIL and PROVIGIL. Pursuant to the Connecticut Assurance, (i) we agreed to pay a total of $6.15 million to Connecticut, of which $3.8 million will fund Connecticut Department of Public Health cancer initiatives and $0.2 million will fund a state electronic prescription monitoring program; and (ii) Connecticut released us from any claim relating to the promotional practices that were the subject of Connecticut's investigation. On the same date we also entered into an Assurance of Discontinuance (the "Massachusetts Settlement Agreement") with the Attorney General of the Commonwealth of Massachusetts ("Massachusetts") to settle Massachusetts' investigation of our promotional practices with respect to fentanyl-based products. Pursuant to the Massachusetts Settlement Agreement, (i) we agreed to pay a total of $0.7 million to Massachusetts, of which $0.45 million will fund Massachusetts cancer initiatives and benefit consumers in Massachusetts; and (ii) Massachusetts released us from any claim relating to the promotional practices that were the subject of Massachusetts' investigation.

        Although we have resolved the previously outstanding federal and state government investigations into our sales and promotional practices, there can be no assurance that there will not be regulatory or other actions brought by governmental entities who are not party to the settlement agreements we have entered. We may also become subject to claims by private parties with respect to the alleged conduct which was the subject of our settlements with the federal and state governmental entities. In addition, while we intend to comply fully with the terms of the settlement agreements, the settlement agreements provide for sanctions and penalties for violations of specific provisions therein. We cannot predict when or if any such actions may occur or reasonably estimate the amount of any fines, penalties, or other payments or the possible effect of any non-monetary restrictions that might result from either settlement of, or an adverse outcome from, any such actions. Further, while we have initiated, and will initiate, compliance programs to prevent conduct similar to the alleged conduct subject to these agreements, we cannot provide complete assurance that conduct similar to the alleged conduct will not occur in the future, subjecting us to future claims and actions. Failure to comply with the terms of the CIA could result in, among other things, substantial civil penalties and/or our exclusion from government health care programs, which could materially reduce our sales and adversely affect our financial condition and results of operations.

        In late 2007, we were served with a series of putative class action complaints filed on behalf of entities that claim to have purchased ACTIQ for uses outside of the product's approved label in non-cancer patients. The complaints allege violations of various state consumer protection laws, as well as the violation of the common law of unjust enrichment, and seek an unspecified amount of money in actual, punitive and/or treble damages, with interest, and/or disgorgement of profits. In May 2007, the plaintiffs filed a consolidated and amended complaint that also allege violations of RICO and conspiracy to violate RICO. In February 2009, we were served with an additional putative class action complaint filed on behalf of two health and welfare trust funds that claim to have purchased GABITRIL and PROVIGIL for uses outside of the products' approved labels. The complaint alleges violations of RICO and the common law of unjust enrichment and seeks an unspecified amount of money in actual, punitive, and/or treble damages, with interest. We believe the allegations in the complaint are without merit, and we intend to vigorously defend ourselves in these matters and in any similar actions that may be filed in the future. These efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

        In March 2007 and March 2008, we received letters requesting information related to ACTIQ and FENTORA from Congressman Henry A. Waxman in his capacity as Chairman of the House Committee on Oversight and Government Reform. The letters request information concerning our sales, marketing and research practices for ACTIQ and FENTORA, among other things. We have cooperated with these requests and provided documents and other information to the Committee.

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

        In addition, because PROVIGIL, NUVIGIL, FENTORA, EFFENTORA, ACTIQ and generic OTFC contain active ingredients that are controlled substances, we are subject to regulation by the U.S. Drug Enforcement Agency ("DEA") and analogous foreign organizations relating to the manufacture, shipment, sale and use of the applicable products. These regulations also are imposed on prescribing physicians and other third parties, making the storage, transport and use of such products relatively complicated and expensive. With the increased concern for safety by the FDA and the DEA with respect to products containing controlled substances and the heightened level of media attention given to this issue, it is possible that these regulatory agencies could impose additional restrictions on marketing or even withdraw regulatory approval for such products. In addition, adverse publicity may bring about a rejection of the product by the medical community. If the DEA, FDA or analogous foreign authorities withdrew the approval of, or placed additional significant restrictions on the marketing of any of our products, our ability to promote our products and product sales could be substantially affected.

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

        We also must comply with all applicable regulatory requirements of the DEA and analogous foreign authorities for certain of our products that contain controlled substances. The DEA also has authority to grant or deny requests for quota of controlled substances such as the fentanyl that is the active ingredient in FENTORA and EFFENTORA or fentanyl citrate that is the active ingredient in

ACTIQ and generic OTFC. Under our license and supply agreement with Barr, we are obligated to sell generic OTFC to Barr for its resale in the United States. Depending on sales volumes and our ability to obtain additional quota from the DEA, we could face shortages of quota in the future that could negatively impact our ability to supply product to Barr or to produce ACTIQ or our generic OTFC product. If we are unable to provide product to Barr, it is possible that either Barr or the FTC could claim that such a failure would constitute a breach of our agreements with these parties.

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

        During research and development, the use of pharmaceutical products, such as ours, is limited principally to clinical trial patients under controlled conditions and under the care of expert physicians. The widespread commercial use of our products could identify undesirable or unintended side effects that have not been evident in our clinical trials or the commercial use as of the filing date of this report. For example, in September 2007, we issued a letter to healthcare professionals to clarify the appropriate patient selection, design and administration for FENTORA, following reports of serious adverse events in connection with the use of the product. Likewise, in February 2005, working with the FDA, we updated our prescribing information for GABITRIL to include a bolded warning describing the risk of new onset seizures in patients without epilepsy. As described above, we are also in process of developing REMS Programs for certain of our products to mitigate serious risks associated with the use of certain of our products. In addition, in patients who take multiple medications, drug interactions could occur that can be difficult to predict. Additionally, incidents of product misuse, product diversion or theft may occur, particularly with respect to products such as FENTORA, EFFENTORA, ACTIQ, generic OTFC and PROVIGIL, which contain controlled substances.

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

        The administration of drugs to humans, whether in clinical trials or commercially, can result in product liability claims whether or not the drugs are actually at fault for causing an injury. Furthermore, our products may cause, or may appear to have caused, adverse side effects (including death) or potentially dangerous drug interactions that we may not learn about or understand fully until the drug has been administered to patients for some time. As our products are used more widely and in patients with varying medical conditions, the likelihood of an adverse drug reaction, unintended side effect or incidence of misuse may increase. Product liability claims can be expensive to defend and may result in large judgments or settlements against us, which could have a negative effect on our financial performance. The cost of product liability insurance has increased in recent years, and the availability of coverage has decreased. Nevertheless, we maintain product liability insurance and significant self-insurance retentions held by our wholly owned Bermuda based insurance captive in amounts we believe to be commercially reasonable but which would be unlikely to cover the potential liability associated with a significant unforeseen safety issue. Product liability coverage maintained by our captive is reserved for, based on Cephalon's historical claims as well as historical claims within the industry. Reserves held by the captive are fully funded. Any claims could easily exceed our current coverage limits. Even if a product liability claim is not successful, the adverse publicity and time and expense of defending such a claim may interfere with our business.

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

        All of our convertible notes outstanding contain restricted conversion prices that are below our stock price as of December 31, 2008. As a result, all of our convertible notes have been classified as current liabilities on our consolidated balance sheet at December 31, 2008. Under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. As of the filing date of this report, we do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, other than the restrictive covenants contained in our credit agreement, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time. If we do not have sufficient funds available to repay the principal balance of notes presented for conversion, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

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

        The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future. For example, from January 1, 2008 through February 17, 2009 our common stock traded at a high price of $81.35 and a low price of $56.20. Negative announcements, including, among others:

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

        We have implemented a number of information technology systems, including SAP®, to assist us to meet our internal controls for financial reporting. While we believe our systems are effective for that purpose, we cannot be certain that they will continue to be effective in the future or adaptable for future needs. Due to the number of controls to be examined, the complexity of our processes, the subjectivity involved in determining the effectiveness of controls, and, more generally, the laws and regulations to which we are subject as a global company, we cannot be certain that, in the future, all of our controls will continue to be considered effective by management or, if considered effective by our management, that our auditors will agree with such assessment.

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

        Historically, a portion of our revenues and expenses has been earned and incurred, respectively, in currencies other than the U.S. dollar. For the year ended December 31, 2008, 19% of our revenues were denominated in currencies other than the U.S. dollar. We translate revenues earned and expenses incurred into U.S. dollars at the average exchange rate applicable during the relevant period. A weakening of the U.S. dollar would, therefore, increase both our revenues and expenses. Fluctuations in the rate of exchange between the U.S. dollar and the euro and other currencies may affect period-to-period comparisons of our operating results. Historically, we have not hedged our exposure to these fluctuations in exchange rates.

Our customer base is highly concentrated.

        Our principal customers are wholesale drug distributors. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. Three large wholesale distributors, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, control a significant share of this network. These three wholesaler customers, in the aggregate, accounted for 71% of our total consolidated gross sales for the year ended December 31, 2008. Fluctuations in the buying patterns of these customers, which may result from seasonality, wholesaler buying decisions or other factors outside of our control, could significantly affect the level of our net sales on a period to period basis. Because of this, the amounts purchased by these customers during any quarterly or annual period may not correlate to the level of underlying demand evidenced by the number of prescriptions written for such products, as reported by IMS Health Incorporated.

We are involved, or may become involved in the future, in legal proceedings that, if adversely adjudicated or settled, could materially impact our financial condition.

        As a biopharmaceutical company, we are or may become a party to litigation in the ordinary course of our business, including, among others, matters alleging employment discrimination, product liability, patent or other intellectual property rights infringement, patent invalidity or breach of commercial contract. In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could significantly impact results of operations and financial condition. We currently are vigorously defending ourselves against those matters specifically described in Note 15 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K as well as numerous other litigation matters. While we currently do not believe that the settlement or adverse adjudication of these other litigation matters would materially impact our results of operations or financial condition, the final resolution of these matters and the impact, if any, on our results of operations, financial condition or cash flows is unknown but could be material.

Unfavorable general economic conditions could adversely affect our business.

        Our business, financial condition and results of operations may be affected by various general economic factors and conditions. Periods of economic slowdown or recession in any of the countries in which we operate could lead to a decline in the use of our products and therefore could have an adverse effect on our business. In addition, if we are unable to access the capital markets due to general economic conditions, we may not have the cash available or be able to obtain funding to permit us to meet our business requirements and objectives, thus adversely affecting our business and the market price for our securities.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We lease our corporate headquarters, which is located in Frazer, Pennsylvania and consists of approximately 190,000 square feet of administrative office space. We own approximately 160,000 square feet of research and office space in West Chester, Pennsylvania, at the site of our former corporate headquarters. We also lease approximately 215,000 square feet of office, administrative, research and warehouse space that is near our Frazer and West Chester facilities. In Salt Lake City, Utah, we own approximately 200,000 square feet of manufacturing, warehousing and laboratory space and lease approximately 123,000 square feet for administrative, research and pilot plant functions. At our facilities in Eden Prairie and Brooklyn Park, Minnesota, we own approximately 200,000 square feet of space, most of which is dedicated to our manufacturing and warehousing operations. In 2008, we began the transition of manufacturing activities primarily performed at the Eden Prairie, Minnesota facility to our recently expanded manufacturing facility in Salt Lake City, Utah. As part of that transition we also consolidated at our Brooklyn Park facility certain drug delivery research and development activities formerly performed in Salt Lake City. The transition of manufacturing activities and the closure of the Eden Prairie facility are expected to be completed within two to three years.

        In France, we own administrative facilities, a development facility, two manufacturing facilities, a packaging facility and various warehouses totaling approximately 355,000 square feet. We lease office space for our satellite offices in a number of major European countries. On September 18, 2008, our subsidiary Cephalon France SAS informed the French Works Councils of its intention to search for a potential acquiror of the manufacturing facility at Mitry-Mory, France. We are considering the proposed divestiture due to a reduction of manufacturing activities at the Mitry-Mory manufacturing site. The proposed divestiture is subject to completion of a formal consultation process with the French Works Councils and employee representatives.

        We believe that our current facilities are adequate for our present purposes.

ITEM 3.    LEGAL PROCEEDINGS

        The information set forth in Note 15 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We did not submit any matters to the vote of security holders during the fourth quarter of 2008.

Executive Officers of the Registrant

        The names, ages and positions held by our executive officers as of the filing date of this Annual Report on Form 10-K are as follows:

Name	Age	Position
Frank Baldino, Jr., Ph.D.	55	Chairman and Chief Executive Officer
Valli F. Baldassano.	48	Executive Vice President and Chief Compliance Officer
J. Kevin Buchi	53	Executive Vice President and Chief Financial Officer
Peter E. Grebow, Ph.D.	62	Executive Vice President, Worldwide Technical Operations
Gerald J. Pappert	45	Executive Vice President, General Counsel and Secretary
Robert P. Roche, Jr.	53	Executive Vice President, Worldwide Pharmaceutical Operations
Lesley Russell, MB.Ch.B., MRCP.	48	Executive Vice President and Chief Medical Officer
Carl A. Savini	59	Executive Vice President and Chief Administrative Officer
Jeffry L. Vaught, Ph.D.	58	Executive Vice President and Chief Scientific Officer

        All executive officers are elected by the Board of Directors to serve in their respective capacities until their successors are elected and qualified or until their earlier resignation or removal.

        Dr. Baldino founded Cephalon and has served as Chief Executive Officer and a director since its inception. He was appointed Chairman of the Board of Directors in December 1999. Dr. Baldino received his Ph.D. degree from Temple University, holds several adjunct academic appointments and is a trustee of Temple University. Dr. Baldino currently serves as a director of Pharmacopeia, Inc., a developer of proprietary technology platforms for pharmaceutical companies, Acusphere, Inc., a specialty drug delivery company, and NicOx S.A., a company engaged in the research, development and commercialization of nitric oxide therapeutics.

        Ms. Baldassano joined Cephalon in October 2007 as Executive Vice President and Chief Compliance Officer. From April to September 2007, Ms. Baldassano served as Partner with Fox Rothschild LLP in Philadelphia where she was a member of the litigation department and the founding member of the White Collar Compliance and Defense Practice Group. Between January 2004 and March 2007, Ms. Baldassano served as Vice President Global Compliance for Schering-Plough. Between 1999 and 2003, Ms. Baldassano service as Senior Director, Global Compliance and Associate General Counsel for Pharmacia. Between 1990 and 1998, Ms. Baldassano was with the U.S. Attorney's Office in the Eastern District of Pennsylvania. Ms. Baldassano graduated from Georgetown University and received her J.D. from Syracuse University.

        Mr. Buchi joined Cephalon in March 1991 and, since February 2006, he has held the position of Executive Vice President and Chief Financial Officer. From April 1996 through January 2006, Mr. Buchi was Senior Vice President and Chief Financial Officer, and he held several financial positions with the Company prior to April 1996. Between 1985 and 1991, Mr. Buchi served in a number of financial positions with E.I. du Pont de Nemours and Company. Mr. Buchi received a master of management degree from the J.L. Kellogg Graduate School of Management, Northwestern University in 1982 and is a certified public accountant. Mr. Buchi serves as a member of the board of directors of Celator Pharmaceuticals, Inc., a privately-held pharmaceutical company.

        Dr. Grebow joined Cephalon in January 1991 and, since February 2005, he has served as Executive Vice President, Worldwide Technical Operations. Dr. Grebow also has served as Senior Vice President, Worldwide Technical Operations, Senior Vice President, Business Development, and Vice President, Drug Development. From 1988 to 1990, Dr. Grebow served as Vice President of Drug Development for Rorer Central Research, a division of Rhone-Poulenc Rorer Pharmaceuticals Inc., a pharmaceutical company. Dr. Grebow received a Ph.D. in chemistry from the University of California, Santa Barbara.

        Mr. Pappert joined Cephalon in May 2008 as Executive Vice President and General Counsel. In October 2008, Mr. Pappert assumed the responsibilities of the Company Secretary. Prior to coming to Cephalon, Mr. Pappert was a partner with Ballard Spahr Andrews & Ingersoll LLP in Philadelphia, PA, where he was a member of the Litigation Department. From 2003 to 2005, Mr. Pappert was the Commonwealth of Pennsylvania Attorney General. From 1997 to 2003, he held the position of First Deputy Attorney General of Pennsylvania. Mr. Pappert is a graduate of Villanova University and earned his Juris Doctorate from the University of Notre Dame Law School.

        Mr. Roche joined Cephalon in January 1995 and, since February 2005, he has served as Executive Vice President, Worldwide Pharmaceutical Operations. From November 2000 to February 2005, Mr. Roche was Senior Vice President, Pharmaceutical Operations. In June 1999, he was appointed to Senior Vice President of Sales and Marketing, and prior to that was Vice President, Sales and Marketing. Previously, Mr. Roche served as Director and Vice President, Worldwide Strategic Product Development, for SmithKline Beecham's central nervous system and gastrointestinal products business, and held senior marketing and management positions with that company in the Philippines, Canada and Spain. Mr. Roche serves as a member of the board of directors of LifeCell Corporation, a publicly-

traded biotechnology company. Mr. Roche graduated from Colgate University and received a master of business administration degree from The Wharton School, University of Pennsylvania.

        Dr. Russell joined Cephalon in January 2000 and, since August 2008, she has served as Executive Vice President and Chief Medical Officer. From November 2006 to August 2008, Dr. Russell served as Executive Vice President, Worldwide Medical and Regulatory Operations. From January 2000 to August 2006, Dr. Russell was Senior Vice President of Worldwide Clinical Research with the Company. Dr. Russell came to Cephalon in January 2000 from US Bioscience Inc./Medimmune Oncology, where she was Vice President Clinical Research, responsible for directing and implementing the clinical programs in oncology and HIV research. Prior to joining US Bioscience, Dr. Russell was Director of Clinical Research at USB Pharma Ltd, the European subsidiary of US Bioscience. Before her work at USB Pharma, Dr. Russell was a Clinical Research Physician at Eli Lilly UK, responsible for the oncology clinical trial program in the UK. Dr. Russell was Medical Director at Amgen UK from May 1992 to May 1995. Before joining the pharmaceutical industry, Dr. Russell was trained in Hematology/Oncology at Royal Infirmary of Edinburgh, and Royal Hospital for Sick Children Edinburgh UK and was a Research Fellow at University of Edinburgh Faculty of Medicine. Dr. Russell received MB.Ch.B. from University of Edinburgh, Scotland, Faculty of Medicine and is a member of the Royal College of Physicians, UK.

        Mr. Savini joined Cephalon in June 1993 and, since February 2006, he has served as Executive Vice President and Chief Administrative Officer. Mr. Savini has served in various capacities with the Company, including Senior Vice President, Administration and Senior Vice President, Human Resources. From 1983 to 1993, Mr. Savini was employed by Bristol-Myers Squibb Company and from 1981 to 1983 he was employed by Johnson & Johnson's McNeil Pharmaceuticals. Mr. Savini graduated from The Pennsylvania State University and received a master of business administration degree from La Salle College.

        Dr. Vaught joined Cephalon in August 1991 and, since August 2008, he has served as Executive Vice President and Chief Scientific Officer responsible for directing Cephalon's research operations. Prior to joining Cephalon, Dr. Vaught was employed by the R. W. Johnson Pharmaceutical Research Institute, a subsidiary of Johnson & Johnson. Dr. Vaught received a Ph.D. in pharmacology from the University of Minnesota.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is quoted on the NASDAQ Global Select Market under the symbol "CEPH." The following table sets forth the range of high and low sale prices for the common stock as reported on the NASDAQ Global Select Market for the periods indicated below.

	High	Low
2008
First Quarter	$74.31	$56.20
Second Quarter	71.53	59.91
Third Quarter	80.39	66.47
Fourth Quarter	79.00	59.45
2007
First Quarter	$76.65	$64.65
Second Quarter	84.83	72.80
Third Quarter	83.25	66.52
Fourth Quarter	79.10	70.00

        As of February 17, 2009, there were 436 holders of record of our common stock. On February 17, 2009, the last reported sale price of our common stock as reported on the NASDAQ Global Select Market was $75.53 per share.

        We have not paid any dividends on our common stock since our inception and do not anticipate paying any dividends on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities

Period	Total Number of Shares of Common Stock Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Stock that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2008	—	$—	—	—
November 1-30, 2008	—	—	—	—
December 1-31, 2008	92,665	74.71	—	—

Total	92,665	$74.71	—	—

(1)
This column reflects the following transactions during the fourth quarter of 2008: (i) 1,808 shares repurchased from employees and (ii) the surrender to Cephalon of 90,857 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

(2)
Price paid per share is a weighted average based on the closing price of our common stock on the various vesting dates.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table gives information about our common stock that may be issued upon the exercise of stock options, warrants and rights under all of our existing equity compensation plans as of December 31, 2008, including the 1987 Stock Option Plan (which expired in 1997) (the "1987 Plan"), the 2004 Equity Compensation Plan (the "2004 Plan") and the 2000 Equity Compensation Plan for Employees and Key Advisors (the "2000 Plan").

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	(c) Number of Securities Remaining Available for Future Issuance (Excludes Securities Reflected in Column (a))(2)
Equity compensation plans approved by stockholders	6,220,828	(3)	$64.68	1,053,932
Equity compensation plans not approved by stockholders(4)	1,213,692		$63.27	155,475

Total	7,434,520		$64.45	1,209,407

(1)
The foregoing does not include stock options assumed under the Anesta Corp. 1993 Stock Option Plan (the "Anesta Plan") as a result of our acquisition of Anesta Corp. in 2000. As of December 31, 2008, there were 483 shares of common stock subject to outstanding stock options under the Anesta Plan, with a weighted average exercise price of these stock options of $31.37 per share. No additional shares are reserved for issuance under the Anesta Plan.

(2)
The 2004 Plan permits our Board of Directors or the Stock Option and Compensation Committee of our Board to award stock options to participants. Up to 116,300 of the shares remaining available for issuance under equity compensation plans approved by stockholders may be issued as restricted stock units. Restricted stock unit awards are not permitted to be made under the terms of the 2000 Plan.

(3)
Includes awards covering 791,888 shares of unvested restricted stock units that are outstanding under the 2004 Plan. There are no outstanding stock options or shares that remain available for grant under the 1987 Plan.

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

 ITEM 6.    SELECTED FINANCIAL DATA
(In thousands, except per share data)

        On November 3, 2008, we entered into a series of agreements with Acusphere, Inc. that resulted in Acusphere issuing to us a $15 million senior secured convertible note, convertible into, among other potential options, a controlling interest in Acusphere; we also acquired license rights to certain Acusphere intellectual property in exchange for $5 million plus future royalty payments. On March 28, 2008 we acquired certain intellectual property from Acusphere in exchange for $10 million. We have determined that, as a result of these transactions, Acusphere is a variable interest entity and we are the primary beneficiary. As a result, we have consolidated Acusphere's results in accordance with FIN 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"), as of November 3, 2008.

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

Five-year summary of selected financial data:

	Year Ended December 31,
Statement of operations data	2008	As Adjusted 2007*	As Adjusted 2006*	As Adjusted 2005*	As Adjusted 2004*
Sales	$1,943,464	$1,727,299	$1,720,172	$1,156,518	$980,375
Other revenues	31,090	45,339	43,897	55,374	35,050

Total revenues	1,974,554	1,772,638	1,764,069	1,211,892	1,015,425

Settlement reserve	7,450	425,000	—	—	—
Impairment charges	99,719	—	12,417	20,820	30,071
Acquired in-process research and development	41,955	—	5,000	366,815	185,700
Debt exchange expense	—	—	48,122	—	28,230
Write-off of deferred debt issuance costs	—	—	13,105	27,109	—
Restructuring charge	8,415	—	—	—	—
Loss on sale of equipment	17,178	1,022	—	—	—
Income tax expense (benefit)	(20,665)	121,882	94,419	(68,870)	45,141
Loss attributable to minority interest	21,073	—	—	—	—
Net income (loss).	$222,548	$(194,125)	$146,509	$(172,723)	$(74,654)

Basic income (loss) per common share	$3.27	$(2.91)	$2.42	$(2.98)	$(1.32)

Weighted average number of common shares outstanding	68,018	66,597	60,507	58,051	56,489

Diluted income (loss) per common share	$2.92	$(2.91)	$2.10	$(2.98)	$(1.32)

Weighted average number of common shares outstanding-assuming dilution	76,097	66,597	69,672	58,051	56,489

	December 31,
Balance sheet data	2008	As Adjusted 2007*	As Adjusted 2006*	As Adjusted 2005*	As Adjusted 2004*
Cash, cash equivalents and investments	$524,459	$826,265	$521,724	$484,090	$791,676
Total assets	3,169,188	3,496,526	3,038,175	2,810,191	2,385,676
Current portion of long-term debt	1,030,021	1,237,169	1,023,312	933,160	5,114
Long-term debt (excluding current portion)	3,692	3,788	224,992	763,097	1,284,410
Accumulated deficit	(411,323)	(633,871)	(432,578)	(579,087)	(406,364)
Stockholders' equity	1,502,926	1,292,324	1,302,138	603,156	818,798

*
As adjusted for the retrospective application of a change in accounting method for inventory. See Note 1 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

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

EXECUTIVE SUMMARY

        Cephalon, Inc. is an international biopharmaceutical company dedicated to the discovery, development and commercialization of innovative products in three core therapeutic areas: central nervous system ("CNS"), pain and oncology. In addition to conducting an active research and development program, we market seven proprietary products in the United States and numerous products in various countries throughout Europe and the world. Consistent with our core therapeutic areas, we have aligned our approximately 780-person U.S. field sales and sales management teams by area. We have a sales and marketing organization numbering approximately 400 persons that supports our presence in nearly 20 European countries, including France, the United Kingdom, Germany, Italy and Spain, and certain countries in Africa and the Middle East. For the year ended December 31, 2008, our total revenues and net income were $2.0 billion and $222.5 million, respectively. Our revenues from U.S. and European operations are detailed in Note 18 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

        Our most significant product is PROVIGIL® (modafinil) Tablets [C-IV], which comprised 51% of our total consolidated net sales for the year ended December 31, 2008, of which 94% was in the U.S. market. For the year ended December 31, 2008, consolidated net sales of PROVIGIL increased 16% over the year ended December 31, 2007. PROVIGIL is indicated for the treatment of excessive sleepiness associated with narcolepsy, obstructive sleep apnea/hypopnea syndrome ("OSA/HS") and shift work sleep disorder ("SWSD"). With respect to the marketing of PROVIGIL in the United States, on August 29, 2008, we terminated our co-promotion agreement with Takeda Pharmaceuticals North America, Inc. ("TPNA") effective November 1, 2008. Under the co-promotion agreement, TPNA provided 500 Takeda sales representatives to promote PROVIGIL to primary care physicians and other appropriate health care professionals in the United States. As a result of the termination of the co-promotion agreement, we have supplemented our existing sales teams with an additional 270 sales representatives who began promoting PROVIGIL and AMRIX in the first quarter of 2009. We accomplished this through a combination of new hires and use of a contract sales force. In total, we currently have 730 sales representatives promoting PROVIGIL. In June 2007, we secured final U.S. Food and Drug Administration (the "FDA") approval of NUVIGIL® (armodafinil) Tablets [C-IV] for the same indications as PROVIGIL. NUVIGIL is a single-isomer formulation of modafinil, the active ingredient in PROVIGIL. The product is protected by a composition of matter patent that will expire on December 18, 2023 and covers a novel polymorphic form of armodafinil, the active pharmaceutical ingredient in NUVIGIL. We currently intend to launch NUVIGIL in the third quarter of 2009. We expect that upon the launch of NUVIGIL, our marketing efforts with respect to PROVIGIL will decline substantially and will shift to NUVIGIL. Currently, we do not believe 2009 CNS net sales will be adversely impacted as compared to 2008 by the decline in PROVIGIL marketing efforts associated with the launch of NUVIGIL.

        Our two next most significant products are FENTORA® (fentanyl buccal tablet) [C-II] and ACTIQ® (oral transmucosal fentanyl citrate) [C-II] (including our generic version of ACTIQ ("generic OTFC")). Together, these products comprise 22% of our total consolidated net sales for the year ended December 31, 2008, of which 87% was in the U.S. market. In October 2006, we launched in the United States FENTORA, our next-generation proprietary pain product. FENTORA is indicated for the management of breakthrough pain in patients with cancer who are already receiving and are tolerant to opioid therapy for their underlying persistent cancer pain. In April 2008, we received marketing authorization from the European Commission for EFFENTORA™ for the same indication as FENTORA and launched the product in certain European countries in January 2009. We have focused our clinical strategy for FENTORA on studying the product in opioid-tolerant patients with breakthrough pain associated with chronic pain conditions, such as neuropathic pain and back pain. In November 2007, we submitted a supplemental new drug application ("sNDA") to the FDA seeking approval to market FENTORA for the management of breakthrough pain in opioid tolerant patients with chronic pain conditions. In May 2008, an FDA Advisory Committee voted not to recommend approval of the FENTORA sNDA. In September 2008, we received a complete response letter, in which the FDA requested that we implement and demonstrate the effectiveness of proposed enhancements to the current FENTORA risk management program. In December 2008, we also received a supplement request letter from the FDA requesting that we submit a Risk Evaluation and Mitigation Strategy (the "REMS Program") with respect to FENTORA, which we expect to file by the end of the first quarter of 2009. In the December 2008 supplement request letter, the FDA also provided guidance for the design and implementation of the REMS Program to mitigate serious risks associated with the use of FENTORA. To address the FDA's requests in its September 2008 and December 2008 letters, we plan to implement as part of the REMS Program a first-of-its-kind initiative designed to minimize the potential risk of overdose from an opioid through appropriate patient selection. We believe that, by working with the FDA, we can design and implement a REMS Program to meet the FDA's requests and possibly to provide a potential avenue for approval of the sNDA. We anticipate initiating the REMS Program upon receipt of approval from the FDA. With respect to ACTIQ, its sales have been meaningfully eroded by the launch of FENTORA and by generic OTFC products sold since June 2006 by Barr Laboratories, Inc. and by us through our sales agent, Watson Pharmaceuticals, Inc. We expect this erosion will continue throughout 2009.

        In March 2008, we received FDA approval of TREANDA® (bendamustine hydrochloride) for the treatment of patients with chronic lymphocytic leukemia ("CLL") and we launched the product in April 2008. In October 2008, we received FDA approval of TREANDA for treatment of patients with indolent B-cell non-Hodgkin's lymphoma ("NHL") who have progressed during or within six months of treatment with rituximab or a rituximab-containing regimen. The FDA has granted an orphan drug designation for the CLL indication for TREANDA.

        In August 2008, we established a $200 million, three-year revolving credit facility (the "Credit Agreement") with JP Morgan Chase Bank, N.A. and certain other lenders. The credit facility is available for letters of credit, working capital and general corporate purposes and is guaranteed by certain of our domestic subsidiaries. The credit agreement contains customary covenants, including but not limited to covenants related to total debt to Consolidated EBITDA (as defined in the Credit Agreement), senior debt to Consolidated EBITDA, interest expense coverage and limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, and transactions with affiliates. As of the filing date of this Annual Report on Form 10-K, we have not drawn any amounts under the credit facility.

        As a biopharmaceutical company, our future success is highly dependent on obtaining and maintaining patent protection or regulatory exclusivity for our products and technology. We intend to vigorously defend the validity, and prevent infringement, of our patents. The loss of patent protection or regulatory exclusivity on any of our existing products, whether by third-party challenge, invalidation, circumvention, license or expiration, could materially impact our results of operations. In late 2005 and early 2006, we entered into PROVIGIL patent settlement agreements with each of Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals Inc., Ranbaxy Laboratories Limited and Barr; in August 2006, we entered into a settlement agreement with Carlsbad Technology, Inc. and its development partner, Watson Pharmaceuticals, Inc., which we understand has the right to commercialize the Carlsbad product if approved by the FDA. As part of these separate settlements, we agreed to grant to each of these parties a non-exclusive royalty-bearing license to market and sell a generic version of PROVIGIL in the United States, effective in April 2012, subject to applicable regulatory considerations. Under the agreements, the licenses could become effective prior to April 2012 only if a generic version of PROVIGIL is sold in the United States prior to this date.

        We also received rights to certain modafinil-related intellectual property developed by each party and in exchange for these rights, we agreed to make payments to Barr, Ranbaxy and Teva collectively totaling up to $136.0 million, consisting of upfront payments, milestones and royalties on net sales of our modafinil products. In order to maintain an adequate supply of the active drug substance modafinil, we entered into agreements with three modafinil suppliers whereby we have agreed to purchase minimum amounts of modafinil through 2012, with remaining aggregate purchase commitments totaling $57.8 million as of December 31, 2008. Based on our current assessment, we have recorded a reserve of $26.0 million for purchase commitments for modafinil raw materials not expected to be utilized. See Note 7 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

        We filed each of the settlements with both the U.S. Federal Trade Commission (the "FTC") and the Antitrust Division of the U.S. Department of Justice (the "DOJ") as required by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Modernization Act"). The FTC conducted an investigation of each of the PROVIGIL settlements and, in February 2008, filed suit against us in the U.S. District Court for the District of Columbia challenging the validity of the settlements and related agreements entered into by us with each of Teva, Mylan, Ranbaxy and Barr. We filed a motion to transfer the case to the U.S. District Court for the Eastern District of Pennsylvania, which was granted in April 2008. The complaint alleges a violation of Section 5(a) of the Federal Trade Commission Act and seeks to permanently enjoin us from maintaining or enforcing these agreements and from engaging in similar conduct in the future. We believe the FTC complaint is without merit and we have filed a motion to dismiss the case. While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

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

        In October 2008, Cephalon and Eurand, Inc. ("Eurand") received Paragraph IV certification letters relating to ANDAs submitted to the FDA by Mylan Pharmaceuticals, Inc. and Barr Laboratories, Inc., each requesting approval to market and sell a generic version of the 15 mg and 30 mg strengths of AMRIX. In November 2008, we received a similar certification letter from Impax Laboratories, Inc. Mylan and Impax each allege that the U.S. Patent Number 7,387,793 (the "Eurand Patent"), entitled "Modified Release Dosage Forms of Skeletal Muscle Relaxants," issued to Eurand will not be infringed by the manufacture, use or sale of the product described in the applicable ANDA and reserves the right to challenge the validity and/or enforceability of the Eurand Patent. Barr alleges that the Eurand Patent is invalid, unenforceable and/or will not be infringed by its manufacture, use or sale of the product described in its ANDA. The Eurand Patent does not expire until February 26, 2025.

In late November 2008, Cephalon and Eurand filed a lawsuit in U.S. District Court in Delaware against Mylan (and its parent) and Barr (and its parent) for infringement of the Eurand Patent. In January 2009, Cephalon and Eurand filed a lawsuit in U.S. District Court in Delaware against Impax for infringement of the Eurand Patent. Under the provisions of the Hatch-Waxman Act, the filing of these lawsuits stays any FDA approval of each ANDA until the earlier of a district court judgment in favor of the ANDA holder or 30 months from the date of our receipt of the respective Paragraph IV certification letter. While we intend to vigorously defend the AMRIX and FENTORA intellectual property rights, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

        In early November 2007, we announced that we had reached an agreement in principle with the U.S. Attorney's Office ("USAO") in Philadelphia and the DOJ with respect to the USAO investigation that began in September 2004. In September 2008, to finalize our previously announced agreement in principle, we entered into a settlement agreement (the "Settlement Agreement") with the DOJ, the USAO, the Office of Inspector General of the Department of Health and Human Services ("OIG"), TRICARE Management Activity, the U.S. Office of Personnel Management (collectively, the "United States") and the relators identified in the Settlement Agreement (the "Relators") to settle the outstanding False Claims Act claims alleging off-label promotion of ACTIQ and PROVIGIL from January 1, 2001 through December 31, 2006 and GABITRIL® (tiagabine hydrochloride) from January 2, 2001 through February 18, 2005 (the "Claims"). As part of the Settlement Agreement we agreed to pay a total of $375 million (the "Payment") plus interest of $11.3 million. We also agreed to pay the Relators' attorneys' fees of $0.6 million. Pursuant to the Settlement Agreement, the United States and the Relators released us from all Claims and the United States agreed to refrain from seeking our exclusion from Medicare/Medicaid, the TRICARE Program or other federal health care programs. In connection with the Settlement Agreement, we pled guilty to one misdemeanor violation of the U.S. Food, Drug and Cosmetic Act and agreed to pay $50 million (in addition to the Payment), of which $40 million applied to a criminal fine and $10 million applied to satisfy the forfeiture obligation. All of the payments described above were made in the fourth quarter of 2008.

        As part of the Settlement Agreement, we entered into a five-year Corporate Integrity Agreement (the "CIA") with the OIG. The CIA provides criteria for establishing and maintaining compliance. We are also subject to periodic reporting and certification requirements attesting that the provisions of the CIA are being implemented and followed. We also agreed to enter into a State Settlement and Release Agreement (the "State Settlement Agreement") with each of the 50 states and the District of Columbia. Upon entering into the State Settlement Agreement, a state will receive its portion of the Payment allocated for the compensatory state Medicaid payments and related interest amounts. Each state also agrees to refrain from seeking our exclusion from its Medicaid program.

        In September 2008, we also announced that we had entered into an Assurance of Voluntary Compliance (the "Connecticut Assurance") with the Attorney General of the State of Connecticut and the Commissioner of Consumer Protection of the State of Connecticut (collectively, "Connecticut") to settle Connecticut's investigation of our promotion of ACTIQ, GABITRIL and PROVIGIL. Pursuant to the Connecticut Assurance, (i) we agreed to pay a total of $6.15 million to Connecticut, of which $3.8 million will fund Connecticut Department of Public Health cancer initiatives and $0.2 million will fund a state electronic prescription monitoring program; and (ii) Connecticut released us from any claim relating to the promotional practices that were the subject of Connecticut's investigation. On the same date we also entered into an Assurance of Discontinuance (the "Massachusetts Settlement Agreement") with the Attorney General of the Commonwealth of Massachusetts ("Massachusetts") to settle Massachusetts' investigation of our promotional practices with respect to fentanyl-based products. Pursuant to the Massachusetts Settlement Agreement, (i) we agreed to pay a total of $0.7 million to Massachusetts, of which $0.45 million will fund Massachusetts cancer initiatives and benefit consumers in Massachusetts; and (ii) Massachusetts released us from any claim relating to the promotional practices that were the subject of Massachusetts' investigation.

        We have significant levels of indebtedness outstanding, nearly all of which consists of convertible notes. Under the terms of the indentures governing nearly all of our notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. For a more complete description of these notes, see Note 12 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. We do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, there are no restrictions on our use of this cash, and the cash available to repay indebtedness may decline over time.

        As of December 31, 2008, the fair value of both the 2.0% convertible senior subordinated notes due June 1, 2015 (the "2.0% Notes") and Zero Coupon Convertible Notes due June 2033, first putable June 15, 2010 (the "Zero Coupon Notes") is greater than the value of the shares into which such notes are convertible. We believe that the share price of our common stock would have to significantly increase over the market price as of the filing date of this report before the fair value of the convertible notes would be less than the value of the common stock shares underlying the notes. As such, we believe it is highly unlikely that holders of the 2.0% Notes or Zero Coupon Notes will present significant amounts of such notes for conversion under the current terms. In the unlikely event that a significant conversion did occur, we believe that we have the ability to raise sufficient cash to repay the principal amounts due through a combination of utilizing our existing cash on hand, accessing our credit facility, raising money in the capital markets or selling our note hedge instruments for cash. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

RECENT ACQUISITIONS

        For additional information related to each of the following acquisitions and transactions, see Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

  LUPUZOR License

        On November 25, 2008, we entered into an option agreement (the "Immupharma Option Agreement") with ImmuPharma PLC providing us with an option to obtain an exclusive, worldwide license to the investigational medication LUPUZOR™ for the treatment of systemic lupus erythematosus. On January 30, 2009, we exercised the option and entered into a Development and Commercialization Agreement (the "Immupharma License Agreement") with Immupharma based on a review of interim results of a Phase IIb study for LUPUZOR. Under the terms of the Immupharma Option Agreement, we paid ImmuPharma a $15 million upfront option payment upon execution and will pay a one-time $30 million license fee by early March 2009. Under the Immupharma License Agreement, Immupharma may receive (i) up to approximately $500 million in milestone payments (including the option and license fees) upon the achievement of regulatory and sales milestones and (ii) royalties on the net sales of LUPUZOR. We will assume all expenses for the remaining term of the Phase IIb study, the Phase III study, regulatory filings and, assuming regulatory approval, subsequent commercialization of the product.

  Acusphere, Inc.

        On November 3, 2008, we entered into a license and convertible note transaction with Acusphere, Inc., a specialty pharmaceutical company that develops new drugs and improved formulations of existing drugs using its proprietary microparticle technology. In connection with the transaction, we received an exclusive worldwide license from Acusphere to all intellectual property of Acusphere relating to celecoxib to develop and market celecoxib for all current and future indications. In connection with this license, we paid Acusphere an upfront fee of $5 million and agreed to pay a $15 million milestone upon FDA approval of the first new drug application prepared by us with respect to celecoxib for any indication, as well as royalties on net sales. In addition, we purchased a $15 million senior secured three-year convertible note (the "Acusphere Note") from Acusphere, secured by substantially all the assets of Acusphere (including Acusphere's intellectual property). The Acusphere Note is convertible at our option at any time prior to November 3, 2009 into either (i) a number of shares of Acusphere common stock at least equal to 51% of Acusphere's outstanding common stock on a fully-diluted basis on the date of conversion of the Acusphere Note, (ii) an exclusive license to all intellectual property of Acusphere relating to Imagify™ (perflubutane polymer microspheres) to use, distribute and sell Imagify for all current and future indications worldwide excluding those European countries subject to Acusphere's agreement with Nycomed Danmark ApS, or (iii) a $15 million credit against the future milestone payment under the celecoxib license agreement. Separately, on March 28, 2008, we purchased license rights for Acusphere's HDDS technology for use in oncology therapeutics for $10 million.

        In accordance with FIN 46R, we have determined that effective on November 3, 2008 Acusphere is a variable interest entity for which we are the primary beneficiary. As a result, as of November 3, 2008 we have included the financial condition and results of operations of Acusphere in our consolidated financial statements. However, we do not have an equity interest in Acusphere and, therefore, we have allocated the losses attributable to the minority interest in Acusphere to minority interest in the consolidated statement of operations and we have also reduced the minority interest holders' ownership interest in Acusphere in the consolidated balance sheet by Acusphere's losses. For the year ended December 31, 2008, both of these amounts have been limited to the value of the minority interest recorded as of November 3, 2008 but will not be limited starting January, 1 2009.

        During 2008, as a result of the FDA Advisory Panel's recommendation not to approve Imagify, we determined that the carrying value of Acusphere's long-lived assets exceeded the expected cash flows from the use of its assets. Accordingly, we reduced the property and equipment carrying values to their estimated fair value based on prices for similar assets and recognized a $9.3 million impairment charge. For the year ended December 31, 2008, a total of $21.1 million of net losses were allocated to the minority interest and $11.7 million of net losses exceeded the minority interest value.

  Ception Therapeutics, Inc.

        On January 13, 2009, we entered into an option agreement (the "Ception Option Agreement") with Ception Therapeutics, Inc. Under the terms of the Ception Option Agreement, we have the irrevocable option (the "Ception Option") to purchase all of the outstanding capital stock on a fully diluted basis of Ception at any time on or prior to the expiration of the Option Period (as defined below). As consideration for the Ception Option, we paid $50 million to Ception and also paid certain Ception stockholders an aggregate of $50 million. We, in our sole discretion, may exercise the Ception Option by providing written notice to Ception at any time during the period from January 13, 2009 to and including the date that (i) is fifteen business days after our receipt of the final study report for Ception's ongoing Phase IIb/III clinical trial for reslizumab in pediatric patients with eosinophilic esophagitis ("Res-5-0002 EE Study") indicating that the co-primary endpoints have been achieved or (ii) is thirty business days after our receipt of the final study report for Res-5-0002 EE Study indicating that the co-primary endpoints have not been achieved (the "Option Period"). We anticipate that the Res-5-0002 EE Study will be completed in the fourth quarter of 2009. If the data are positive and we exercise the Ception Option, we intend to file a Biologics License Application for reslizumab with the FDA in 2010. If we exercise the Ception Option, we have agreed to pay a total of $250 million in exchange for all the outstanding capital stock of Ception on a fully-diluted basis. Ception stockholders also could receive (i) additional payments related to clinical and regulatory milestones and (ii) royalties related to net sales of products developed from Ception's program to discover small molecule, orally-active, anti-TNF (tumor necrosis factor) receptor agents.

        In November 2008, we paid a $25 million non-refundable fee to Ception for exclusive rights to negotiate the Option. This payment was credited against the Ception Option Agreement payments. In accordance with FIN 46R, we have determined that effective on January 13, 2009 Ception is a variable interest entity for which we are the primary beneficiary. As a result, as of January 13, 2009 we will include the financial condition and results of operations of Ception in our consolidated financial statements.

  AMRIX Acquisition

        In August 2007, we acquired exclusive North American rights to AMRIX® (cyclobenzaprine hydrochloride extended-release capsules) from E. Claiborne Robins Company, Inc., a privately-held company d/b/a ECR Pharmaceuticals ("ECR"). We made an initial payment of $100.1 million cash to ECR upon the closing of the acquisition, $0.9 million and $99.2 million of which was capitalized as inventory and an intangible asset, respectively. Under the acquisition agreement, ECR also could receive up to an additional $255 million in milestone payments that are contingent on attainment of certain agreed-upon sales levels of AMRIX. Two dosage strengths of AMRIX (15 mg and 30 mg) were approved in February 2007 by the FDA for short-term use as an adjunct to rest and physical therapy for relief of muscle spasm associated with acute, painful musculoskeletal conditions. We made the product available in the United States in October 2007 and commenced a full U.S. launch in November 2007. In February 2008, we entered into an agreement with a contract sales organization to add 120 sales representatives to our field sales team promoting AMRIX. Through an expansion of our contract sales force and through new hires, we have added an additional 270 sales representatives who began promoting PROVIGIL and AMRIX in the first quarter of 2009. In total, we currently have 840 sales representatives promoting AMRIX. In June 2008, the U.S. Patent and Trademark Office issued a pharmaceutical formulation patent for AMRIX, which expires in February 2025.

RESTRUCTURING

        On January 15, 2008, we announced a restructuring plan under which we intend to (i) transition manufacturing activities at our CIMA LABS INC. ("CIMA") facility in Eden Prairie, Minnesota, to our recently expanded manufacturing facility in Salt Lake City, Utah, and (ii) consolidate at CIMA's Brooklyn Park, Minnesota, facility certain drug delivery research and development activities currently performed in Salt Lake City. The transition of manufacturing activities and the closure of the Eden Prairie facility are expected to be completed within two to three years. The consolidation of drug delivery research and development activities at Brooklyn Park was completed in 2008. The plan is intended to increase efficiencies in manufacturing and research and development activities, reduce our cost structure and enhance competitiveness.

        As a result of this plan, we will incur certain costs associated with exit or disposal activities. As part of the plan, we estimate that approximately 90 jobs will be eliminated in total, with approximately 170 net jobs eliminated at CIMA and approximately 80 net jobs added in Salt Lake City.

        The total estimated pre-tax costs of the plan are as follows:

Severance costs	$14-16 million
Manufacturing and personnel transfer costs	$7-8 million

Total	$21-24 million

        The estimated pre-tax costs of the plan are expected to be recognized in 2008 through 2011 and are included in the United States segment. In 2008, we incurred $8.4 million related to the restructuring. In addition to the costs described above, we have started to recognize pre-tax, non-cash accelerated depreciation of plant and equipment at the Eden Prairie facility, which we expect to total approximately $18 million to $20 million.

INVENTORY

        Over the past few years, we have been developing a manufacturing process for the active pharmaceutical ingredient in NUVIGIL that is more cost effective than our prior process of separating modafinil into armodafinil. As a result of our plan to manufacture armodafinil in the future using this new process and our decision to launch NUVIGIL in the third quarter of 2009, we assessed the potential impact of these items on certain of our existing agreements to purchase modafinil. Under these contracts, we have agreed to purchase minimum amounts of modafinil through 2012, with remaining aggregate purchase commitments totaling $57.8 million as of December 31, 2008. Based on our current assessment, we have recorded a reserve of $26.0 million for purchase commitments for modafinil raw materials not expected to be utilized. See Note 7 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

        Effective October 1, 2008, we changed our method of accounting for inventories previously valued using the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method and adjusted our results for all of the periods presented.

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

        As a result of this decision, we reevaluated the remaining carrying value and useful life of the Mitry-Mory assets and reduced the estimated useful life to approximately two years. During the year we have recorded pre-tax, non-cash charges associated with accelerated depreciation of plant and equipment of $6.0 million related to the proposed divestiture based on the new estimated useful life. As of December 31, 2008, we had $34.8 million of net property and equipment related to the Mitry-Mory facility included on our balance sheet.

TERMINATION OF CO-PROMOTION AGREEMENT

        With respect to the marketing of PROVIGIL in the United States, on August 29, 2008, we terminated our co-promotion agreement with Takeda Pharmaceuticals North America, Inc. ("TPNA") effective November 1, 2008. As a result of the termination, we are required under the agreement to make payments to TPNA during the three years following the termination of the agreement (the "Sunset Payments"). The Sunset Payments were calculated based on a percentage of royalties to TPNA during the final twelve months of the agreement. In 2008, we recorded an accrual of $28.2 million, representing the present value of the Sunset Payments due to TPNA. Payment of this accrual will occur over the next three years.

TERMINATION OF COLLABORATION

        On November 26, 2008, we entered into a termination agreement (the "Termination Agreement") with Alkermes, Inc. to end our collaboration. As of December 1, 2008, we are no longer responsible for the marketing and sale of VIVITROL in the United States. The Termination Agreement is intended to reduce our cost structure and enhance competitiveness. Pursuant to the Termination Agreement, we will incur certain costs associated with exit or disposal activities. The pretax charges associated with the Termination Agreement total $119.8 million. These charges include (i) cash charges of $12.2 million, consisting of a termination payment of $11.0 million to Alkermes and severance costs of $1.2 million and (ii) non-cash charges of $107.6 million, consisting of the $17.2 million loss on sale of the Product Manufacturing Equipment and other Capital Improvements (as such terms are defined in the Supply Agreement effective as of June 23, 2005 between the parties, as amended to date) and the $90.4 million impairment charge to write-off the net book value of the VIVITROL intangible assets. These pretax charges have been recognized in the fourth quarter of 2008.

RESULTS OF OPERATIONS
(In thousands)

Year ended December 31, 2008 compared to year ended December 31, 2007:

	Year Ended December 31,
	2008			2007			% Increase (Decrease)
	United States	Europe	Total	United States	Europe	Total	United States	Europe	Total
Sales:
PROVIGIL	$924,986	$63,432	$988,418	$801,639	$50,408	$852,047	15%	26%	16%
GABITRIL	52,441	8,256	60,697	50,642	6,668	57,310	4%	24%	6%

CNS	977,427	71,688	1,049,115	852,281	57,076	909,357	15%	26%	15%
ACTIQ	122,980	53,541	176,521	199,407	40,665	240,072	(38)%	32%	(26)%
Generic OTFC	95,760	—	95,760	129,033	—	129,033	(26)%	—%	(26)%
FENTORA	155,246	—	155,246	135,136	—	135,136	15%	—%	15%
AMRIX	73,641	—	73,641	8,401	—	8,401	777%	—%	777%

Pain	447,627	53,541	501,168	471,977	40,665	512,642	(5)%	32%	(2)%
TREANDA	75,132	—	75,132	—	—	—	—%	—%	—%
Other Oncology	18,566	91,919	110,485	16,561	76,316	92,877	12%	20%	19%

Oncology	93,698	91,919	185,617	16,561	76,316	92,877	466%	20%	100%
Other	49,667	157,897	207,564	52,702	159,721	212,423	(6)%	(1)%	(2)%

Total Sales	1,568,419	375,045	1,943,464	1,393,521	333,778	1,727,299	13%	12%	13%
Other Revenues	29,546	1,544	31,090	40,149	5,190	45,339	(26)%	(70)%	(31)%

Total Revenues	$1,597,965	$376,589	$1,974,554	$1,433,670	$338,968	$1,772,638	11%	11%	11%

        Sales—In the United States, we sell our proprietary products to pharmaceutical wholesalers, the largest three of which accounted for 71% and 66% of our total consolidated gross sales for the years ended December 31, 2008 and 2007, respectively. Decisions made by these wholesalers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) can materially affect the level of our sales in any particular period and thus may not necessarily correlate to the number of prescriptions written for our products as reported by IMS Health Incorporated.

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

        As of December 31, 2008, we received information from substantially all of our U.S. wholesaler customers about the levels of inventory they held for our U.S. branded products. Based on this information, which we have not independently verified, we believe that total inventory held at these wholesalers is approximately two to three weeks supply of our U.S. branded products at our current sales levels. At December 31, 2008, we believe that inventory held at wholesalers and retailers of our generic OTFC product, launched in October 2006, is approximately five months supply at our current sales levels.

        For the year ended December 31, 2008, sales were impacted by changes in the product sales allowances deducted from gross sales as described further below and by changes in the relative levels of the number of units of inventory held at wholesalers and retailers. For the year ended December 31,

2008, total sales increased over the prior year. The other key factors that contributed to the changes in sales are summarized by product as follows:

  •
  In CNS, sales of PROVIGIL increased 16 percent. Sales of PROVIGIL in the U.S. increased 15% as a result of average domestic price increases of 16% from period to period. U.S. prescriptions for PROVIGIL decreased by 2%, according to IMS Health. European sales increased due to the favorable effect of exchange rate changes and stronger sales in substantially all territories. In 2009, we expect CNS sales to increase as compared to 2008 as a result of increased sales for PROVIGIL, based on the full year impact of the 2008 price increases, and the launch of NUVIGIL in the third quarter of 2009.

  •
  In Pain, sales decreased 2 percent. Sales of ACTIQ in the U.S. were impacted by increases in domestic prices of 21% from period to period, offset by a 51% decrease in U.S. prescriptions, according to IMS Health, resulting from the continued erosion of sales due to generic competition to ACTIQ. Net sales of ACTIQ also decreased due to an increase in returns during the second half of 2008. Sales of generic OTFC decreased 26% due to decreases in prices and to a 12% decrease in prescriptions according to IMS Health. Sales of FENTORA increased 15% due primarily to increases in domestic prices of 14%, offset by an increase in returns during the fourth quarter of 2008. We recognized $73.6 million of revenue related to sales of AMRIX during the product's first full year in the marketplace; in 2007, we recognized $8.4 million of revenue related to sales of AMRIX. European sales of ACTIQ increased 32% due to increases in unit sales and the favorable effect of exchange rate changes. In 2009, we expect overall sales of our Pain products to increase as compared to 2008 based on the growth in sales of AMRIX.

  •
  In Oncology, sales increased 100 percent. U.S. sales increased due to the $75.1 million of U.S. sales of TREANDA, which was launched in April 2008. Sales of our European oncology products increased 20% due primarily to an increase in unit sales of MYOCET and the favorable effect of exchange rate changes. In 2009, we expect Oncology sales to increase as compared to 2008 based on the growth in sales of TREANDA.

  •
  Other sales, which consist primarily of sales of other products and certain third party products, decreased 2 percent, primarily due to a reduction in sales of third party products in the U.S.

        Other revenues—The decrease of 31% from period to period is primarily due to lower revenues from our collaborators including royalties, milestone payments and fees.

        Analysis of gross sales to net sales—The following table presents the product sales allowances deducted from gross sales to arrive at a net sales figure:

	Year Ended December 31,
	2008	2007	Change	% Change
Gross sales	$2,226,804	$1,941,097	$285,707	15%
Product sales allowances:
Prompt payment discounts	36,855	31,814	5,041	16%
Wholesaler discounts	13,897	22,172	(8,275)	(37)%
Returns	49,159	14,116	35,043	248%
Coupons	21,068	25,419	(4,351)	(17)%
Medicaid discounts	40,923	37,528	3,395	9%
Managed care and governmental contracts	121,438	82,749	38,689	47%

	283,340	213,798	69,542

Net sales	$1,943,464	$1,727,299	$216,165	13%

Product sales allowances as a percentage of gross sales	12.7%	11.0%

        Prompt payment discounts, generally granted at 2% of sales, increased for the year ended December 31, 2008 as compared to the year ended December 31, 2007 due to a corresponding increase in U.S. sales that are eligible for the discount. Wholesaler discounts decreased $8.3 million period over period because cumulative price increases in 2008 produced wholesaler credits that partially offset the wholesaler discounts that would have otherwise been recorded for 2008.

        Returns increased $35.0 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007 as a result of heigher ACTIQ returns in the second half of 2008 and higher FENTORA returns in the fourth quarter of 2008. Between March and July of 2006, we increased ACTIQ manufacturing levels to ensure sufficient supply as we switched manufacturing to FENTORA in anticipation of its launch and prepared for the transition of ACTIQ production to a new facility that opened in August 2006. The expiration of this product in the second half of 2008 has resulted in both an increased amount of returns and a higher level of returns experience for this period. In the fourth quarter of 2008, we experienced our first returns for FENTORA, which was launched in October 2006. As a result, we have increased our returns percentages as it relates to current ACTIQ and FENTORA sales to more closely match this recent experience. In 2007, returns were impacted by a decrease in historical returns experience for our CNS products and by our analysis of retail pipeline data. Coupons decreased $4.4 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007 as a result of the decrease in coupons redemption activity for FENTORA.

        Medicaid discounts increased for the year ended December 31, 2008 as compared to the year ended December 31, 2007 due to price increases, offset by the lower Medicaid utilization of our CNS and Pain products. Managed care and governmental contracts increased for the year ended December 31, 2008 as compared to the year ended December 31, 2007 due to new managed care contracts related to PROVIGIL as well as additional utilization and rebates for certain managed care and governmental programs, particularly with respect to sales of PROVIGIL and our generic OTFC product. In addition, we recognized a reserve of $15.8 million as of December 31, 2008 for amounts payable to the U.S. Department of Defense ("DoD") under the new Tricare program effective January 28, 2008. In the future, we expect product sales allowances as a percentage of gross sales to slightly decrease due to a stabilization of our returns experience for our Pain products and change in our sales mix to products with lower utilizations in certain managed care and governmental programs.

	Year Ended December 31,
	2008	As adjusted 2007*	Change	% Change
Costs and expenses:
Cost of sales	$412,234	$345,691	$66,543	19%
Research and development	362,208	369,115	(6,907)	(2)%
Selling, general and administrative	840,873	735,799	105,074	14%
Settlement reserve	7,450	425,000	(417,550)	(98)%
Restructuring charge	8,415	—	8,415	—%
Impairment charge	99,719	—	99,719	—%
Acquired in-process research and development	41,955	—	41,955	—%
Loss on sale of equipment	17,178	1,022	16,156	1,581%

	$1,790,032	$1,876,627	$(86,595)	(5)%

  *
  As adjusted for the retrospective application of a change in accounting method for inventory. See Note 1 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

        Cost of sales—Cost of sales was 21.2% of net sales for the year ended December 31, 2008 and 20.0% of net sales for the year ended December 31, 2007. For the years ended December 31, 2008 and 2007, we recognized $100.7 million and $90.5 million, respectively, of amortization expense included in cost of sales. The remainder of this fluctuation is primarily due to the following factors: the recording of a reserve for excess modafinil purchase commitments of $26.0 million in the third quarter of 2008 based on our analysis of estimated future requirements; the favorable mix of product margins for certain of our product sales for the year ended December 31, 2008 as compared to the year ended December 31, 2007 due to price increases on several of our U.S. products; and a charge of $3.5 million in the first quarter of 2007 for the termination of a materials supply agreement. In addition, we recorded accelerated depreciation charges within cost of sales for the year ended December 31, 2008 of $7.0 million related to restructuring at our CIMA facility and $5.4 million related to the proposed divestiture of our Mitry-Mory manufacturing site.

        Research and development expenses—Research and development expenses decreased $6.9 million, or 2%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. For the years ended December 31, 2008 and 2007, we recognized $6.0 million and $43.5 million, respectively, in up-front and milestone payments primarily related to rights acquired to certain development stage products. The decrease in up-front and milestone payments from 2007 to 2008 was partially offset by increased clinical activity during 2008 primarily related to NUVIGIL. For the years ended December 31, 2008 and 2007, we recognized $24.3 million and $20.6 million of depreciation expense included in research and development expenses, respectively.

        Selling, general and administrative expenses—Selling, general and administrative expenses increased $105.1 million, or 14%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007 primarily due to increased sales and marketing spending on TREANDA and AMRIX, expenses incurred under our agreements with Takeda and the elimination of reimbursements to Alkermes related to the termination of our VIVITROL promotion agreement as well as $28.2 million of expenses in the second half of 2008 related to the termination of our co-promotion agreement with Takeda, and $12.2 million of expenses in the fourth quarter of 2008 related to the termination of our collaboration with Alkermes. These increases were offset by reduced spending on FENTORA marketing expenses and a reduction in continuing medical education grants for our existing products. For the years ended December 31, 2008 and 2007, we recognized $20.7 million and $12.7 million, respectively, of depreciation expense included in selling, general and administrative expenses.

        Settlement reserve—For the year ended December 31, 2008, we recognized $7.4 million for the charges relating to the settlement of investigations by the states of Connecticut and Massachusetts, including $0.6 million for attorneys' fees for the Relators, as part of the U.S. Attorney's Office settlement. For the year ended December 31, 2007, we recorded a settlement reserve of $425.0 million related to the terms of the agreement in principle reached with the U.S. Attorney's Office. See Note 15 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

        Restructuring charges—For the year ended December 31, 2008, we recorded $8.4 million related to our restructuring plan to consolidate certain manufacturing and research and development activities within our U.S. locations. These charges primarily consist of severance payments and accruals for employees who have or are expected to be terminated as a result of this restructuring plan.

        Impairment charge—For the year ended December 31, 2008 we recorded a $99.7 million impairment charge consisting of the write-off of the net book value of the VIVITROL intangible assets of $90.4 million as a result of the termination of our collaboration with Alkermes and a $9.3 million impairment charge for the write-down to fair value of Acusphere's long-lived assets.

        Acquired in-process research and development expense—For the year ended December 31, 2008, we recorded acquired in-process research and development expense of $27.0 million for Acusphere and $15.0 million related to LUPUZOR, a compound in phase IIb testing for the treatment of systemic lupus erythematosus, not yet approved by the FDA.

        Loss on sale of equipment—For the year ended, December 31, 2008, we recorded a $17.2 million loss on sale of equipment related to the termination of our collaboration with Alkermes.

	Year Ended December 31,
	2008	2007	Change	% Change
Other income (expense):
Interest income	$16,901	$32,816	$(15,915)	(48)%
Interest expense	(28,493)	(19,833)	(8,660)	44%
Gain on extinguishment of debt	—	5,319	(5,319)	—%
Gain on sale of investment	—	5,791	(5,791)	—%
Other income (expense), net	7,880	7,653	227	3%

	$(3,712)	$31,746	$(35,458)	(112)%

        Other income (expense)—Other income (expense) decreased $35.5 million, or (112)%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The decrease was attributable to the following factors:

  •
  a decrease in interest income for the year ended December 31, 2008 due to lower investment returns, partially offset by higher average investment balances;

  •
  an increase in interest expense due to the recognition of $11.3 million of estimated accrued interest related to the agreement with the U.S. Attorney's Office;

  •
  a $5.3 million gain on extinguishment of debt related to the Pennsylvania Industrial Development Board loan forgiveness in 2007; and

  •
  a $5.8 million gain on the sale of an investment in a privately-held company in 2007.

	Year Ended December 31,
	2008	As Adjusted 2007*	Change	% Change
Income tax expense (benefit)	$(20,665)	$121,882	$(142,547)	(117)%

  *
  As adjusted for change in accounting method. See Note 1 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

        Income Taxes—For the year ended December 31, 2008, we recognized $20.7 million of income tax benefit on income before income taxes and after minority interest of $201.9 million, resulting in an overall effective tax rate of (10.2) percent. This includes a tax benefit of $82.3 million related to the settlement with the U.S. Attorney's Office, for which the related expense was recorded in 2007 and a net release of $11.1 million reserves related to the settlement of the company's 2003-2005 IRS audit. This compared to income tax expense for the year ended December 31, 2007 of $121.9 million on a loss before income taxes of $72.2 million. During 2007, Cephalon did not recognize a tax benefit for the U.S. Attorney's Office settlement reserve of $425.0 million due to the uncertainty associated with the tax treatment of any potential settlement. See Note 16 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a reconciliation of the United States Federal statutory rate to our effective tax rate.

Year ended December 31, 2007 compared to year ended December 31, 2006:

	Year Ended December 31,
	2007			2006			% Increase (Decrease)
	United States	Europe	Total	United States	Europe	Total	United States	Europe	Total
Sales:
PROVIGIL	$801,639	$50,408	$852,047	$691,779	$43,052	$734,831	16%	17%	16%
GABITRIL	50,642	6,668	57,310	54,971	4,316	59,287	(8)%	54%	(3)%

CNS	852,281	57,076	909,357	746,750	47,368	794,118	14%	20%	15%
ACTIQ	199,407	40,665	240,072	550,390	27,252	577,642	(64)%	49%	(58)%
Generic OTFC	129,033	—	129,033	54,801	—	54,801	135%	—%	135%
FENTORA	135,136	—	135,136	29,250	—	29,250	362%	—%	362%
AMRIX	8,401	—	8,401	—	—	—	100%	—%	100%

Pain	471,977	40,665	512,642	634,441	27,252	661,693	(26)%	49%	(23)%
Oncology	16,561	76,316	92,877	12,617	63,425	76,042	31%	20%	22%
Other	52,702	159,721	212,423	43,467	144,852	188,319	21%	10%	13%

Total Sales	1,393,521	333,778	1,727,299	1,437,275	282,897	1,720,172	(3)%	18%	—%
Other Revenues	40,149	5,190	45,339	35,399	8,498	43,897	13%	(39)%	3%

Total Revenues	$1,433,670	$338,968	$1,772,638	$1,472,674	$291,395	$1,764,069	(3)%	16%	—%

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

        As of December 31, 2007, we received information from substantially all of our U.S. wholesaler customers about the levels of inventory they held for our U.S. branded products. Based on this information, which we did not independently verify, we believe that total inventory held at these wholesalers was approximately two weeks supply of our U.S. branded products at our then current sales levels. At December 31, 2007, we believed that inventory held at wholesalers and retailers of our generic OTFC product, launched in October 2006, was approximately three months supply.

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

  •
  Other sales, including oncology, which consist primarily of sales of other products and certain third party products, increased 15 percent. The increase is attributable to an increase of $27.8 million in sales of our European products, primarily driven by sales in France and sales of oncology products in Europe and the favorable effect of exchange rate changes. In addition, other sales in the U.S. increased $13.2 million, primarily driven by increases in sales of VIVITROL and TRISENOX.

        Other Revenues—The increase of 3% from period to period is primarily due to an increase in revenues from our collaborators including royalties, milestone payments and fees.

        Analysis of gross sales to net sales—The following table presents the product sales allowances deducted from gross sales to arrive at a net sales figure:

	Year Ended December 31,
	2007	2006	Change	% Change
Gross sales	$1,941,097	$1,890,836	$50,261	3%
Product sales allowances:
Prompt payment discounts	31,814	32,384	(570)	(2)%
Wholesaler discounts	22,172	2,939	19,233	654%
Returns	14,116	24,735	(10,619)	(43)%
Coupons	25,419	26,853	(1,434)	(5)%
Medicaid discounts	37,528	45,267	(7,739)	(17)%
Managed care and governmental contracts	82,749	38,486	44,263	115%

	213,798	170,664	43,134

Net sales	$1,727,299	$1,720,172	$7,127	—%

Product sales allowances as a percentage of gross sales	11.0%	9.0%

        Prompt payment discounts, generally granted at 2% of sales, decreased for the year ended December 31, 2007 as compared to the year ended December 31, 2006 due to a decrease in U.S. sales that are eligible for the discount. Wholesaler discounts increased $19.2 million period over period because cumulative price increases as of December 31, 2006 produced wholesaler credits that significantly offset the wholesaler discounts that would have been recorded for 2006. Returns decreased as a result of our historical returns experience, particularly related to our CNS products, which is used in the calculation of our returns reserve requirements and due to an overall decrease in U.S. sales. Coupons decreased for the year ended December 31, 2007 as compared to the year ended December 31, 2006 as a result of the elimination and expiration of ACTIQ coupons on September 30, 2006, offset by the distribution of coupons for FENTORA, which was launched in October 2006.

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

	Year Ended December 31,
	As adjusted 2007*	As adjusted 2006*	Change	% Change
Costs and expenses:
Cost of sales	$345,691	$336,110	$9,581	3%
Research and development	369,115	424,239	(55,124)	(13)%
Selling, general and administrative	735,799	689,492	46,307	7%
Settlement reserve	425,000	—	425,000	—%
Impairment charge	—	12,417	(12,417)	(100)%
Acquired in-process research and development	—	5,000	(5,000)	(100)%
Loss on sale of equipment	1,022	—	1,022	—%

	$1,876,627	$1,467,258	$409,369	28%

  *
  As adjusted for the retrospective application of a change in accounting method for inventory. See Note 1 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

        Cost of Sales—The cost of sales was 20.0% of net sales for the year ended December 31, 2007 and 19.5% of net sales for the year ended December 31, 2006. For the years ended December 31, 2007 and 2006, we recognized $90.5 million and $81.7 million of amortization expense included in cost of sales, respectively. The remainder of this fluctuation is primarily due to the following factors: lower royalty expenses for ACTIQ resulting from the decline in the royalty rate upon the expiration of the ACTIQ patents in September 2006; the favorable mix of product margins for certain of our product sales for the year ended December 31, 2007 as compared to the year ended December 31, 2006, offset by a decrease in product margin for our Pain products resulting from the shift in market share from ACTIQ to generic OTFC; the net effect of price increases in 2006 on U.S. products; an $8.6 million inventory reserve related to SPARLON™ (modafinil) Tablets [C-IV] recorded in the second quarter of 2006; and a charge of $3.5 million in the first quarter of 2007 for the termination of a materials supply agreement.

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

        Settlement Reserve—For the year ended December 31, 2007, we recorded a settlement reserve of $425.0 million related to the terms of the agreement in principle reached with the U.S. Attorney's Office. See Note 15 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

        Impairment charge—In June 2006, we announced that data from our Phase III clinical program evaluating GABITRIL for the treatment of generalized anxiety disorder ("GAD") did not reach statistical significance on the primary study endpoints. As a result, we performed a test of impairment on the carrying value of our investment in GABITRIL product rights and recorded an impairment charge of $12.4 million in the second quarter of 2006 related to our European rights.

	Year Ended December 31,
	2007	2006	Change	% Change
Other income (expense):
Interest income	$32,816	$25,438	$7,378	29%
Interest expense	(19,833)	(18,922)	(911)	(5)%
Debt exchange expense	—	(48,122)	48,122	100%
Write-off of deferred debt issuance costs	—	(13,105)	13,105	100%
Gain on extinguishment of debt	5,319	—	5,319	—%
Gain on sale of investment	5,791	—	5,791	—%
Other income (expense), net	7,653	(1,172)	8,825	753%

	$31,746	$(55,883)	$87,629	157%

        Other Income (Expense)—Other income (expense) increased $87.6 million, or 157%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The increase was attributable to the following factors:

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

  •
  a $5.8 million gain on the sale of an investment in a privately-held company in 2007; and

  •
  a $8.8 million increase in other income (expense), net primarily due to fluctuations in foreign currency gains and losses in the comparable periods.

	Year Ended December 31,
	As adjusted 2007*	As adjusted 2006*	Change	% Change
Income tax expense	$121,882	$94,419	$27,463	29%

  *
  As adjusted for the retrospective application of a change in accounting method for inventory. See Note 1 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

        Income Taxes—For the year ended December 31, 2007, we recognized $121.9 million of income tax expense on loss before income taxes of $72.2 million, as we have not yet recognized a tax benefit for the $425.0 million settlement reserve recorded as of December 31, 2007 due to the uncertainty associated with the tax treatment of the settlement. This compared to income tax expense for the year ended December 31, 2006 of $94.4 million on income before income taxes of $240.9 million, resulting in an effective tax rate of 39.2 percent. See Note 16 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a reconciliation of the United States Federal statutory rate to our effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES
(In thousands, except per share data)

	As of December 31,
	2008	2007	2006
Financial assets:
Cash and cash equivalents and investments	$524,459	$818,669	$496,512
Investments	—	7,596	25,212

Total financial assets (current)	$524,459	$826,265	$521,724

Debt:
Current portion of long-term debt—convertible notes	$1,019,888	$1,233,370	$1,019,716
Current portion of long-term debt—other debt	10,133	3,799	3,596
Long-term debt	3,692	3,788	224,992

Total debt	$1,033,713	$1,240,957	$1,248,304

Select measures of liquidity and capital resources:
Working capital deficit	$91,993	$578,218	$276,943
Cash/cash equivalents/investments as a percent of total assets	17%	24%	17%

	Year Ended December 31,
	2008	2007	2006
Change in cash and cash equivalents
Net cash provided by (used for) operating activities	$(1,877)	$384,856	$319,917
Net cash used for investing activities	(108,138)	(172,946)	(20,376)
Net cash provided by (used for) financing activities	(172,894)	96,935	(22,624)
Effect of exchange rate changes on cash and cash equivalents	(11,301)	13,312	14,535

Net increase (decrease) in cash and cash equivalents	$(294,210)	$322,157	$291,452

        Our working capital deficit is calculated as current assets less current liabilities. The fluctuation in the working capital deficit between the three periods was primarily driven by the change in accrued expenses year over year as a result of the settlement agreement reached in 2007 with the U.S. Attorney's Office for $425.0 million, which was paid in 2008. Our convertible notes contain conversion terms that will impact whether these notes are classified as current or long-term liabilities and consequently affect our working capital position.

        On August 15, 2008, we established a $200 million, three-year revolving credit facility (the "Credit Agreement") with JP Morgan Chase Bank, N.A. and certain other lenders. The credit facility is available for letters of credit, working capital and general corporate purposes and is guaranteed by certain of our domestic subsidiaries. The Credit Agreement contains customary covenants, including but not limited to covenants related to total debt to Consolidated EBITDA (as defined in the Credit Agreement), senior debt to Consolidated EBITDA, interest expense coverage and limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, and transactions with affiliates. As of the date of filing of this Annual Report on Form 10-K, we have not drawn any amounts under the credit facility.

Net Cash Provided by (Used for) Operating Activities

        For all periods presented, cash provided by operating activities is driven by income from sales of our products offset by the timing of receipts and payments in the ordinary course of business. Net cash used for operating activities was $1.9 million in 2008 as compared to net cash provided by operating activities of $384.9 million in 2007. The $386.7 million decrease in 2008 is primarily attributable to the payment of $425.0 million in association with the settlement agreement with the U.S. Attorney's Office. Material non-cash items impacting 2008 cash flows from operating activities include:

  •
  In association with the termination agreement with Alkermes, we recorded an impairment charge of $90.4 million during 2008 to write-off the net book value of the VIVITROL intangible assets and a loss of $17.2 million upon the sale of manufacturing property and equipment to Alkermes with the corresponding proceeds received reflected within investing activities.

  •
  As a result of consolidating Acusphere's results in our consolidated statements of cash flows for 2008, we have an adjustment in cash provided by operating activities of $21.1 million reflecting the losses attributable to the minority interest as well as an adjustment of $17.0 million related to the write-off of IPR&D acquired as a result of the Acusphere transaction.

        The net loss for the year ended December 31, 2007 was offset by changes in accounts payable and accrued expenses resulting from the agreement in principle with the U.S. Attorney's Office, for which $425 million was accrued but not paid. Net cash used for operating activities was $384.9 million in 2007 as compared to $319.9 million in 2006. In 2006, we experienced growth in operating income due to increased income from sales of PROVIGIL, ACTIQ and other key products.

Net Cash Used for Investing Activities

        Cash used for investing activities primarily relates to acquisitions of business, technologies, products and product rights and funds used for capital expenditures in property and equipment. These uses of cash are offset by sales, maturities or purchases of investments associated with our portfolio of available-for-sale investments.

        Net cash used for investing activities was $108.1 million in 2008 as compared to $172.9 million in 2007. The change between periods is primarily attributable to:

  •
  a $81.4 million increase in cash flow from lower expenditures on intangible assets in 2008 as compared to 2007. Cash used for intangible assets includes a payment of $25 million initiated in March 2008 upon FDA approval of TREANDA and $99.2 million paid in August 2007 in association with the acquisition of the exclusive North American rights to AMRIX from E. Claiborne Robins Company Inc.;

  •
  a $21.0 million increase in cash flow from lower capital expenditures in 2008 as compared to 2007;

  •
  a $16.0 million increase in cash flow from proceeds received from Alkermes related to the sale of manufacturing property and equipment in 2008;

  •
  a $31.7 million decrease in cash flow for investments in third parties including an equity investment of $6.2 million in a privately-held pharmaceutical company paid during the second quarter of 2008 and $25 million paid in the fourth quarter of 2008 as consideration for exclusive rights to negotiate an option to purchase Ception;

  •
  a $12.3 million decrease in cash flow for proceeds from the sale of an investment in 2007; and

  •
  a $11.3 million decrease in cash provided from sales and maturities of our investment portfolio. During 2008, all available-for-sale instruments in our investment portfolio were sold or matured and the corresponding proceeds have been transferred into liquid cash equivalents with original maturities of three months or less from the date of purchase.

        Net cash used for investing activities was $172.9 million in 2007 as compared to $20.4 million in 2006. The change between periods is primarily attributable to:

  •
  a $236.5 million decrease in cash flow mainly stemming from the sale of marketable securities in 2006;

  •
  a $63.0 million increase in cash flow from lower capital expenditures in 2007 as compared to 2006;

  •
  a $12.3 million increase in cash flow for proceeds from the sale of an investment in 2007; and

  •
  a $8.6 million increase in cash flow from lower expenditures on intangible assets in 2007 as compared to 2006. Cash used for intangible assets includes $99.2 million paid in August 2007 in association with the acquisition of the exclusive North American rights to AMRIX from E. Claiborne Robins Company Inc. and $110.0 million paid to Alkermes in 2006 following FDA approval of VIVITROL.

Net Cash Provided by (Used for) Financing Activities

        Financing activities for the periods presented above primarily relate to proceeds from stock option exercises and payments on long-term debt.

        Net cash used for financing activities was $172.9 million in 2008 as compared to net cash provided by financing activities of $96.9 million in 2007. The change is primarily attributable to the payment in 2008 of $213.1 million upon conversion or redemption of our 2008 Zero Coupon Convertible Notes.

Proceeds from stock options exercises in 2008 and 2007 were $44.0 million and $93.9 million, respectively.

        Net cash provided by financing activities was $96.9 million in 2007 as compared to net cash used for financing activities of $22.7 million in 2006. The change is primarily attributable to the payment in 2006 of $175.3 million in connection with our exchange of $437.3 million of our outstanding convertible notes for cash and common stock and the retirement in 2006 of the remaining obligation of $10.0 million of our 2.5% Notes due December 2006. Proceeds from stock options exercises in 2007 and 2006 were $93.9 million and $143.5 million, respectively.

Commitments and Contingencies

  —Legal Proceedings

        For a complete description of legal proceedings, see Note 15 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

  —Other Commitments and Contingencies

        The following table summarizes our obligations to make future payments under current contracts:

	Payments due by period
Contractual obligations	Total	2009	2010 and 2011	2012 and 2013	2014 and thereafter
Debt obligations	$2,664	$1,678	$986	$—	$—
Convertible notes	1,019,924	1,019,924	—	—	—
Purchase obligations	91,044	41,000	43,685	6,339	20
Capital lease obligations	2,229	1,293	936	—	—
Interest payments on debt	106,871	16,594	32,877	32,800	24,600
Operating leases	94,450	18,379	27,122	19,288	29,661
Pension obligations	9,580	251	587	1,771	6,971

Total contractual obligations	$1,326,762	$1,099,119	$106,193	$60,198	$61,252

        As of December 31, 2008, all of our notes are convertible because the closing price of our common stock on that date was higher than the restricted conversion prices of these notes. As a result, such notes have been classified as current liabilities on our consolidated balance sheet as of December 31, 2008 and are therefore included under the 2009 column in the table above. For a discussion of our obligations under our convertible notes, see "—Outlook—Indebtedness" below.

        In addition to the above, we have committed to make potential future "milestone" payments to third parties as part of our in-licensing and development programs primarily in the area of research and development agreements. Payments generally become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable, we have not recorded a liability on our balance sheet for any such contingencies. As of December 31, 2008, the potential milestone and other contingency payments due under current contractual agreements are $701.7 million.

        The table above excludes (i) our non-current liability for net unrecognized tax benefits, which totaled $61.2 million as of December 31, 2008, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities and (ii) contractual obligations of our variable interest entities for intellectual property rights, equipment financing, construction financing and lease obligations as our variable interest entities creditors have no recourse to the general credit of Cephalon.

Outlook

        We expect to use our cash, cash equivalents, credit facility and investments on working capital and general corporate purposes, the acquisition of businesses, products, product rights, technologies, property, plant and equipment, the payment of contractual obligations, including scheduled interest payments on our convertible notes and regulatory or sales milestones that may become due, and/or the purchase, redemption or retirement of our convertible notes. However, we expect that sales of our currently marketed products should allow us to continue to generate positive operating cash flow in 2009. At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth in 2009 and beyond, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our near-term product candidates.

        Based on our current level of operations, projected sales of our existing products and estimated sales from our product candidates, if approved, combined with other revenues and interest income, we also believe that we will be able to service our existing debt and meet our capital expenditure and working capital requirements in the near term. We do not expect any material changes in our capital expenditure spending during 2009. However, we cannot be sure that our anticipated revenue growth will be realized or that we will continue to generate significant positive cash flow from operations. We may need to obtain additional funding for future significant strategic transactions, to repay our outstanding indebtedness, particularly if such indebtedness is presented for conversion by holders (see "—Indebtedness" below), or for our future operational needs, and we cannot be certain that funding will be available on terms acceptable to us, or at all.

        As part of our business strategy, we plan to consider and, as appropriate, make acquisitions of other businesses, products, product rights or technologies. Our cash reserves and other liquid assets may be inadequate to consummate such acquisitions and it may be necessary for us to issue stock or raise substantial additional funds in the future to complete future transactions. In addition, as a result of our acquisition efforts, we are likely to experience significant charges to earnings for merger and related expenses (whether or not our efforts are successful) that may include transaction costs or closure costs.

        In 2009, we have incurred cash charges of $75 million and $30 million, respectively, related to our option agreements with Ception Therapeutics, Inc. and ImmuPharma PLC. For a complete description of these transactions, see Note 19 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

        In 2009, we received $67.3 million in federal tax refunds of previously paid 2008 estimated federal taxes. This refund was principally due to the tax benefit relating to the termination of our collaboration with Alkermes for the marketing and sale of VIVITROL and the settlement with the U.S. Attorney's Office.

Marketed Products and Product Candidates

        Sales growth of our modafinil-based products depends, in part, on the continued effectiveness of the various settlement agreements we entered into in late 2005 and early 2006, as well as our maintenance of protection in the United States and abroad of the modafinil particle-size patent through its expiration beginning in 2014 and our NUVIGIL polymorph patent through its expiration beginning in 2023. See Note 15 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. During 2008, we experienced a 2% decline in prescription growth of PROVIGIL. We have undertaken a number of initiatives, including changes to our sales force and the continuation of direct-to-consumer print and web-based advertising that we believe will stimulate prescription growth. Finally, growth of our modafinil-based product sales in the future may depend in part on our ability to successfully launch NUVIGIL in the third quarter of 2009. We expect that upon the launch of NUVIGIL, our marketing efforts with respect to PROVIGIL will decline substantially and will shift to NUVIGIL. Currently, we do not believe 2009 CNS net sales will be adversely impacted as compared to 2008 by the decline in PROVIGIL marketing efforts associated with the launch of NUVIGIL.

        Our future growth depends in large part on our ability to achieve continued sales growth with AMRIX and TREANDA, which we launched in October 2007 and April 2008, respectively. Growth of AMRIX sales will depend in part on the strength of the patent covering the product, particularly in light of the ANDAs filed by Barr, Mylan and Impax.

        Our future growth also depends, in part, on our ability to successfully market FENTORA within its current indication and to secure FDA approval of a broader labeled indication for the product outside of breakthrough cancer pain. In November 2007, we submitted a supplemental new drug application ("sNDA") to the FDA seeking approval to market FENTORA for the management of breakthrough pain in opioid tolerant patients with chronic pain conditions. In May 2008, an FDA Advisory Committee voted not to recommend approval of the FENTORA sNDA. In September 2008, we received a complete response letter, in which the FDA requested that we implement and demonstrate the effectiveness of proposed enhancements to the current FENTORA risk management program. In December 2008, we also received a supplement request letter from the FDA requesting that we submit a Risk Evaluation and Mitigation Strategy (the "REMS Program") with respect to FENTORA, which we expect to file with the FDA by the end of the first quarter of 2009. In the December 2008 supplement request letter, the FDA also provided guidance for the design and implementation of the REMS Program to mitigate serious risks associated with the use of FENTORA. To address the FDA's requests in its September 2008 and December 2008 letters, we plan to implement as part of the REMS Program a first-of-its-kind initiative designed to minimize the potential risk of overdose from an opioid through appropriate patient selection. We believe that, by working with the FDA, we can design and implement a REMS Program to meet the FDA's requests and possibly provide a potential avenue for approval of the sNDA. We anticipate initiating the REMS Program upon receipt of approval from the FDA. With respect to ACTIQ, its sales have been meaningfully eroded by the launch of FENTORA and by generic OTFC products sold since June 2006 by Barr Laboratories, Inc. and by us through our sales agent, Watson Pharmaceuticals, Inc. We expect this erosion will continue throughout 2009.

Clinical Studies

        Over the past few years, we have incurred significant expenditures related to conducting clinical studies to develop new pharmaceutical products and to explore the utility of our existing products in treating disorders beyond those currently approved in their respective labels. In 2009, we expect to continue to incur significant levels of research and development expenditures. We also expect to continue or begin a number of significant clinical programs including, among others: studies of TREANDA as a front-line treatment for NHL and for the treatment of multiple myeloma; a Phase II program evaluating CEP-701 for the treatment of myeloproliferative disorder; and clinical programs with NUVIGIL focused on cancer related fatigue/tiredness, adjunctive treatment to atypical anti-psychotics in schizophrenia patients, bi-polar depression, treatment of obstructive sleep apnea and co-morbid depression, excessive sleepiness associated with jet lag disorder and with traumatic brain injury.

Manufacturing, Selling and Marketing Efforts

        In 2009, we expect to continue to incur significant expenditures associated with manufacturing, selling and marketing our products. We expect to continue in-process capital expenditure projects at our research and development facilities in France and West Chester, Pennsylvania. We also expect to continue in 2009 a capital expenditure project related to the transfer of manufacturing activities from our facility in Eden Prairie, Minnesota to our facility in Salt Lake City, Utah; we expect this transfer to be completed by 2010 or 2011. The aggregate amount of our sales and marketing expenses in 2009 is expected to be higher than that incurred in 2008, primarily as a result of higher expenses associated with our promotional efforts related to AMRIX and TREANDA and pre-launch expenses and subsequent post-launch promotional efforts associated with NUVIGIL.

        Over the past few years, we have been developing a manufacturing process for the active pharmaceutical ingredient in NUVIGIL that is more cost effective than our prior process of separating modafinil into armodafinil. As a result of our plan to manufacture armodafinil in the future using this new process and our decision to launch NUVIGIL in the third quarter of 2009, we assessed the potential impact of these items on certain of our existing agreements to purchase modafinil. Under these contracts, we have agreed to purchase minimum amounts of modafinil through 2012, with aggregate future purchase commitments totaling $57.8 million as of December 31, 2008. Based on our current assessment, we have recorded a reserve of $26.0 million for purchase commitments for modafinil raw materials not expected to be utilized. We also are initiating a search for a potential acquiror of our manufacturing facility in Mitry-Mory, France where we produce modafinil. As of December 31, 2008, we had $34.8 million of property and equipment related to the Mitry-Mory facility included on our balance sheet. The resolution of these assessments could have a negative impact on our results of operations in future periods.

Indebtedness

        We have significant indebtedness outstanding, consisting principally of indebtedness on convertible subordinated notes. The following table summarizes the principal terms of our most significant convertible subordinated notes outstanding as of December 31, 2008:

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

*
Stated conversion prices as per the terms of the notes. However, each convertible note contains certain terms restricting a holder's ability to convert the notes, including that a holder may only convert if the closing price of our stock on the day prior to conversion is higher than $56.04 or $67.80 with respect to the 2.0% Notes or the 2010 Zero Coupon Notes, respectively. For a more complete description of these notes, including the associated convertible note hedge, see Note 12 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

        As of December 31, 2008, our closing stock price was $77.04, and therefore, all of our notes were convertible as of December 31, 2008. Under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. As of the filing date of this Annual Report on Form 10-K, we do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, other than the restrictive covenants contained in our credit agreement, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time. If we do not have sufficient funds available to repay any principal balance of notes presented for conversion, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

        As of December 31, 2008, all of our notes are convertible because the closing price of our common stock on that date was higher than the restricted conversion prices of these notes. As a result, all notes have been classified as current liabilities on our consolidated balance sheet as of December 31, 2008. See Note 12 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for summary of our convertible debt, note hedge and call warrant. As of February 17, 2009, the fair value of both the 2.0% Notes and the 2010 Zero Coupon Notes is greater than the value of the shares into which such notes are convertible. We believe that the share price of our common stock would have to significantly increase over the market price as of the filing date of this report before the fair value of the convertible notes would be less than the value of the common stock shares underlying the notes and, as such, we believe it is highly unlikely that holders of the 2.0% Notes or the 2010 Zero Coupon Notes will present significant amounts of such notes for conversion under the current terms. In the unlikely event that a significant conversion did occur, we believe that we have the ability to raise sufficient cash to repay the principal amounts due through a combination of utilizing our existing cash on hand, accessing our credit facility, raising money in the capital markets or selling our note hedge instruments for cash.

        The annual interest payments on our convertible notes outstanding as of December 31, 2008 are $16.4 million, payable semi-annually on June 1 and December 1. In the future, we may agree to exchanges of the notes for shares of our common stock or debt, or may determine to use a portion of our existing cash on hand to purchase or retire all or a portion of the outstanding convertible notes.

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

Share Price	Convertible Notes Shares	Warrant Shares	Total Treasury Stock Method Incremental Shares(1)	Shares Due to Cephalon under Note Hedge	Incremental Shares Issued by Cephalon upon Conversion(2)
$65.00	5,406	—	5,406	(5,406)	—
$75.00	7,497	1,998	9,495	(7,497)	1,998
$85.00	9,096	4,496	13,592	(9,096)	4,496
$95.00	10,358	6,468	16,826	(10,358)	6,468
$105.00	11,380	8,064	19,444	(11,380)	8,064

(1)
Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. GAAP.

(2)
Represents the number of incremental shares to be issued by us upon conversion of the convertible notes, assuming concurrent settlement of the convertible note hedges and warrants.

        On August 15, 2008, we established a $200 million, three-year revolving credit facility (the "Credit Agreement") with JP Morgan Chase Bank, N.A. and certain other lenders. The credit facility is available for letters of credit, working capital and general corporate purposes and is guaranteed by certain of our domestic subsidiaries. The Credit Agreement contains customary covenants, including but not limited to covenants related to total debt to Consolidated EBITDA (as defined in the Credit Agreement), senior debt to Consolidated EBITDA, interest expense coverage and limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, and transactions with affiliates. As of the date of this filing, we have not drawn any amounts under the credit facility.

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

        Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements for the year ended December 31, 2008 included in Part II, Item 8 of this Annual Report on Form 10-K. The Securities and Exchange Commission defines critical accounting policies as those that are, in management's view, most important to the portrayal of the company's financial condition and results of operations and most demanding of their judgment. Management considers the following policies to be critical to an understanding of our consolidated financial statements and the uncertainties associated with the complex judgments made by us that could impact our results of operations, financial position and cash flows.

        Revenue recognition—In the United States, we sell our proprietary products to pharmaceutical wholesalers, the largest three of which account for 71% of our total consolidated gross sales for the year ended December 31, 2008. Decisions made by these wholesalers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) may have materially affected the level of our sales in any particular period and thus our sales may not correlate to the number of prescriptions written for our products as reported by IMS Health.

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

        As of December 31, 2008, we received information from substantially all of our U.S. wholesaler customers about the levels of inventory they held for our U.S. branded products. Based on this information, which we have not independently verified, we believe that total inventory held at these wholesalers is approximately two to three weeks supply of our U.S. branded products at our current sales levels. At December 31, 2008, we believe that inventory held at wholesalers and retailers of our generic OTFC product, launched in October 2006, is approximately five months supply at our current sales levels.

        In October 2007, we launched AMRIX. Sales of AMRIX to wholesalers and retailers include the right of return of expired product. Based on the sales levels and the prescription data during the fourth quarter of 2007, and based on the number of units on hand in the pipeline at December 31, 2007 relative to the overall demand for the products, we have estimated and recorded all applicable product sales allowances related to AMRIX as of December 31, 2007. We have therefore recognized revenues for AMRIX based on a fixed and determinable sales price in 2007 and 2008.

        In September 2006, we launched generic OTFC, utilizing Watson Pharmaceuticals, Inc. as our sales agent in this effort. We pay our sales agent a commission for these services and record this commission as selling, general and administrative expense. In October 2006, we launched FENTORA® (fentanyl buccal table) [C-II]. Sales of our generic OTFC product to wholesalers and retailers include both the right of return of expired product and retroactive price reductions under certain conditions, while sales of FENTORA also include the right of return of expired product. Based on the sales levels and the prescription data during the fourth quarter of 2006, and based on the number of units on hand in the pipeline at December 31, 2006 relative to the overall demand for the products, we have estimated and recorded all applicable product sales allowances related to generic OTFC and FENTORA as of December 31, 2006. We have therefore recognized revenues for generic OTFC and FENTORA based on a fixed and determinable sales price in 2006, 2007 and 2008.

        Sales of our generic OTFC product could be subject to retroactive price reductions for units that remain in the pipeline if the price of generic OTFC is reduced, including as a result of another generic entrant into the market, and as a result any estimated impact of such adjustments is recorded at the time revenue is recognized. This estimate of both the potential timing of a generic entrant and the amount of the price reduction is highly subjective. At December 31, 2008, we are not aware of any expected additional entrants into the generic OTFC market that would result in a price reduction to customers for inventory already purchased from us, and do not believe that any revenue recognized as of December 31, 2008 would be effected by a retroactive shelf stock adjustment. If an additional generic entrant had occurred on January 1, 2009, and generic OTFC prices were reduced by 15%, then a reduction of our reported revenues of $8.8 million would result. We utilize Watson as our sales agent for the sales and distribution of our generic OTFC. We pay our sales agent a commission for these services and record this commission as selling, general and administrative expense.

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

        2) Wholesaler discounts—We have distribution service agreements with a number of our wholesaler customers that provide our wholesalers with the opportunity to earn up to 2% in additional discounts in exchange for the performance of certain services. We have therefore recorded a provision equal to 2% of U.S. gross sales for the twelve months ended December 31, 2008, less inventory appreciation adjustments for 2008 price increases. In addition, at our discretion, we may provide additional discounts to wholesalers such as the additional discount offered to wholesalers on initial stocking orders of FENTORA and AMRIX. Actual discounts provided could therefore exceed historical experience and our estimates of expected discounts. If these discounts were to increase by 1.0% of 2008 gross sales from our proprietary products marketed in the U.S., then an additional provision of $16.4 million would result.

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

        For the year ended December 31, 2008, we recorded a provision for returns at a weighted average rate of 2.2% of gross sales, which is an increase over our actual historical return percentages. Returns increased for the year ended December 31, 2008 as compared to the year ended December 31, 2007 as a result of heightened ACTIQ returns in the second half of 2008 and higher FENTORA returns in the fourth quarter of 2008. Between March and July of 2006, we increased ACTIQ manufacturing levels to ensure sufficient supply as we switched manufacturing to FENTORA in anticipation of its launch and prepared for the transition of ACTIQ production to a new facility that opened in August 2006. The expiration of this product in the second half of 2008 has resulted in both an increased amount of returns and a higher level of returns experience for this period. In the fourth quarter of 2008, we experienced our first returns for FENTORA, which was launched in October 2006, at a level higher than originally expected. As a result, we have adjusted our returns percentages as it relates to current ACTIQ and FENTORA sales to more closely match this recent experience. In the future, actual returns could exceed historical experience and our estimates of expected future returns activity because of several factors, including, among other things, wholesaler and retailer stocking patterns and/or competition. If the returns provision percentage were to increase by 0.5% of 2008 gross sales from our proprietary products marketed in the U.S., then an additional provision of $8.2 million would result.

        Based on fourth quarter sales, we believe a reasonable estimate of our maximum exposure for potential returns related to product in our total supply pipeline as of December 31, 2008 is $342.9 million.

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

        For the year ended December 31, 2008, we recorded a provision for coupons at a weighted average rate of 0.9% of gross sales. Actual coupon usage could exceed historical experience and our estimates of expected future coupon activity. If the coupons provision percentage were to increase by 0.5% of 2008 gross sales from our proprietary products marketed in the U.S., then an additional provision of $8.2 million would result.

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

        For the year ended December 31, 2008, we recorded a provision for Medicaid discounts at a weighted average rate of 1.8% of gross sales. Actual Medicaid discounts could exceed historical experience and our estimates of expected future Medicaid patient activity or unit rebate amounts. If the Medicaid discounts provision percentage were to increase by 0.5% of 2008 gross sales from our proprietary products marketed in the U.S., then an additional provision of $8.2 million would result.

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

        We recognized a reduction in the managed care and governmental contracts allowance of $13.3 million in the third quarter of 2006, representing amounts paid to the DoD under the Tricare program from October 2004 through June 30, 2006. In October 2006, the DoD announced that it would reimburse all companies that had voluntarily made such payments under the Tricare program due to the U.S. Court of Appeals September 2006 ruling and we received this reimbursement in December 2006. We recognized a reserve of $15.8 million as of December 31, 2008 for amounts payable to the U.S. Department of Defense ("DoD") under the new Tricare program effective January 28, 2008.

        For the year ended December 31, 2008, we recorded a provision for managed care and governmental contracts at a weighted average rate of 5.4% of gross sales. Actual chargebacks and rebates could exceed historical experience and our estimates of expected future participation in these programs. If the chargebacks and rebates provision percentage were to increase by 0.5% of 2008 gross sales from our proprietary products marketed in the U.S., then an additional provision of $8.2 million would result.

        The following table summarizes activity in each of the above categories for the years ended December 31, 2007 and 2008:

	Prompt Payment Discounts	Wholesaler Discounts	Returns*	Coupons	Medicaid Discounts	Managed Care & Governmental Contracts	Total
Balance at January 1, 2007	$(3,548)	$(310)	$(28,843)	$(4,662)	$(26,402)	$(19,495)	$(83,260)

Provision:
Current period	(31,819)	(22,172)	(16,793)	(25,591)	(37,681)	(82,958)	(217,014)
Prior periods	5	—	2,677	172	153	209	3,216

Total	(31,814)	(22,172)	(14,116)	(25,419)	(37,528)	(82,749)	(213,798)
Actual:
Current period	28,737	15,723	—	18,338	18,242	58,986	140,026
Prior periods	3,543	310	17,624	4,490	25,805	18,994	70,766

Total	32,280	16,033	17,624	22,828	44,047	77,980	210,792
Balance at December 31, 2007	$(3,082)	$(6,449)	$(25,335)	$(7,253)	$(19,883)	$(24,264)	$(86,266)

Provision:
Current period	(36,855)	(13,899)	(21,427)	(21,176)	(40,774)	(122,517)	(256,648)
Prior periods	—	2	(27,732)	108	(149)	1,079	(26,692)

Total	(36,855)	(13,897)	(49,159)	(21,068)	(40,923)	(121,438)	(283,340)
Actual:
Current period	32,418	5,911	—	15,079	19,233	73,874	146,515
Prior periods	3,082	6,447	38,071	7,144	19,543	23,187	97,474

Total	35,500	12,358	38,071	22,223	38,776	97,061	243,989
Balance at December 31, 2008	$(4,437)	$(7,988)	$(36,423)	$(6,098)	$(22,030)	$(48,641)	$(125,617)

*
Given our return goods policy, we assume that all returns in a current year relate to prior period sales.

        Inventories—Effective October 1, 2008, we changed our method of accounting for inventories previously valued using the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method and adjusted our results for all of the periods presented. As a result of this change, all inventories are now valued using the FIFO method. Our inventories include the cost of raw materials, labor, overhead and shipping and handling costs.

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

        We expense pre-approval inventory unless we believe it is probable that the inventory will be saleable. We have capitalized inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management's judgment of probable future commercial use and net realizable value. With respect to capitalization of unapproved product candidates, we seek to produce inventory in preparation for the launch of the product and in amounts sufficient to support forecasted initial market demand. Typically, capitalization of this inventory does not begin until the product candidate is considered to have a high probability of regulatory approval. This may occur when either the product candidate is in Phase III clinical trials or when it is a new formulation or dosage strength of a presently approved product for which we believe there is a high probability of receiving FDA approval. If we are aware of any specific risks or contingencies that are likely to impact the expected regulatory approval process or if there are any specific issues identified during the research process relating to safety, efficacy, manufacturing, marketing or labeling of the product candidate, we would not capitalize the related inventory.

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

        In June 2007, we secured final FDA approval of NUVIGIL. We intend to launch NUVIGIL commercially in the third quarter of 2009 and have included net NUVIGIL inventory balances of $111.6 million and $104.7 million at December 31, 2008 and 2007, respectively, in other assets, rather than inventory. Upon launch, our NUVIGIL inventory balance will be reclassified to current inventory. Based on the expiration dates and our current estimates of sales demand for NUVIGIL, no additional reserve related to NUVIGIL is required at this time. At December 31, 2006, we had an $8.6 million inventory reserve related to the FDA's determination that the SPARLON sNDA was not approvable

(see Note 7 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K).

        We have committed to make future minimum payments to third parties for certain raw material inventories. Over the past few years, we have been developing a manufacturing process for the active pharmaceutical ingredient in NUVIGIL that is more cost effective than our prior process of separating modafinil into armodafinil. As a result of our plan to manufacture armodafinil in the future using this new process and our decision to launch NUVIGIL in the third quarter of 2009, we assessed the potential impact of these items on certain of our existing agreements to purchase modafinil. Under these contracts, we have agreed to purchase minimum amounts of modafinil through 2012, with aggregate purchase commitments totaling $57.8 million as of December 31, 2008. Based on our current assessment, we have recorded a reserve of $26.0 million for purchase commitments for modafinil raw materials not expected to be utilized. See Note 7 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

        Valuation of Property and Equipment, Intangible Assets and Goodwill—Our property and equipment have been recorded at cost and are being depreciated on a straight-line basis over the estimated useful life of those assets.

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

        For example, with respect to our DURASOLV intangible assets, in the third quarter of 2007, the U.S. Patent and Trademark Office ("PTO") notified us that, on re-examination, it has rejected the claims in the two U.S. patents for our DURASOLV ODT technology. We filed notices of appeal of the PTO's decisions in the fourth quarter of 2007 regarding one patent and in the second quarter of 2008 regarding the second patent. While we intend to vigorously defend these patents, these efforts, ultimately, may not be successful. The invalidity of the DURASOLV patents could have a material adverse impact on the $48.7 million carrying value of the DURASOLV intangible assets. For additional information regarding our significant accounting policies with respect to goodwill, intangibles and other long-lived assets, see Note 1 of our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

        Income taxes—We provide for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires that income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The deferred assets and liabilities included within the consolidated results from the activities of the variable interest entity are not realizable benefits and or liabilities to Cephalon. See

Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

        We provide for income taxes at a rate equal to our estimated annual combined federal, state and foreign statutory effective rates. Subsequent adjustments to our estimates of our ability to recover the deferred tax assets or other changes in circumstances or estimates could cause our provision for income taxes to vary from period to period, as it has for the current year ended December 31, 2008.

        At December 31, 2008, we have a valuation allowance of $140.4 million, against a gross deferred tax asset balance of $561.5 million. This valuation allowance is composed entirely of state and foreign net operating losses, and state tax credits where we have concluded at this time that it is not more likely than not that these deferred tax assets will be realized. We will continue to review and analyze the likelihood of realizing tax benefits related to deferred tax assets as there is more certainty surrounding our future levels of profitability related to specific company operations and the related taxing jurisdictions. See Note 16 of our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48") which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, a company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based solely on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007. See Note 16 of our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. In February 2008, the FASB issued two final staff positions ("FSP") amending SFAS 157. FSP SFAS 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases and its related interpretive accounting pronouncements that address leasing transactions. FSP SFAS 157-2 delays the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted SFAS 157 on January 1, 2008, except for the items covered by FSP SFAS 157-2.

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

We have no material assets or liabilities that are currently subject to recurring valuation under FAS 157.

        In November 2007, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue No. 07-1, "Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property" ("EITF 07-1"). EITF 07-1 defines collaborative arrangements and establishes accounting and financial statement disclosure requirements for such arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Adoption is on a retrospective basis to all prior periods presented for all collaborative arrangements existing as of the effective date. Our current accounting policies are consistent with the accounting under EITF 07-1. Therefore, the accounting for our collaborations will not change. The implementation of EITF 07-1 will result in expanded disclosures for collaborations.

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

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Early application is not permitted. The adoption of SFAS 160 will result in the reclassification of noncontrolling interest from liabilities to a component of equity and we will continue to attribute losses to the noncontrolling interest even if that attribution results in a deficit noncontrolling interest balance.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). The new standard is intended to help investors better understand how derivative instruments and hedging activities affect an entity's financial position, financial performance and cash flows through enhanced disclosure requirements. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We do not expect the adoption of SFAS 161 to have a significant impact on our consolidated financial statements.

        In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets".

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

        In May 2008, the FASB issued FASB Staff Position APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion" ("FSP APB 14-1"). FSP APB 14-1 amends APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," requiring issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to initially record the convertible debt at a discount based on the entity's nonconvertible debt borrowing rate and amortize the debt discount over the expected term of the debt facility. The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Adoption is on a retrospective basis for all prior periods presented. Upon adoption on January 1, 2009, based on our preliminary evaluation, our convertible debt liability will decrease by approximately $275 million (with a corresponding increase to equity, net of tax) and our 2009 interest expense for our convertible notes will increase by approximately $47 million. APB 14-1 will have no impact on liquidity.

        In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or embedded feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provided guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock. This determination is necessary for evaluating whether the instrument (or feature) is considered a derivative financial instrument under SFAS No. 133. The guidance is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of EITF 07-5 to have a significant impact on our consolidated financial statements.

        In September 2008, the FASB ratified EITF Issue No. 08-7, "Accounting for Defensive Intangible Assets" ("EITF 08-7"). EITF 08-7 applies to all acquired intangible assets in situations in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive intangible asset), unless the intangible asset must be expensed in accordance with other literature. The defensive intangible asset should be accounted for as a separate unit of accounting and its useful life should be determined by estimating the period over which the defensive intangible asset will diminish in fair value. EITF 08-7 is effective prospectively for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of EITF 08-7 to have a significant impact on our consolidated financial statements unless a future transaction results in the acquisition of a defensive intangible asset.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to foreign currency exchange risk related to our operations in European subsidiaries that have transactions, assets, and liabilities denominated in foreign currencies that are translated into U.S. dollars for consolidated financial reporting purposes. Historically, we have not hedged any of these foreign currency exchange risks. For the years ended December 31, 2008 and 2007, an average 10% weakening of the U.S. dollar relative to the currencies in which our European subsidiaries operate would have resulted in an increase of $37.7 million and $33.9 million, respectively, in reported total revenues and a corresponding increase in reported expenses. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not assume any changes in the level of operations of our European subsidiaries.

        Our exposure to market risk for a change in interest rates relates to our investment portfolio, since all of our outstanding debt is fixed rate. Our investments are classified as short-term and as "available-for-sale." We do not believe that short-term fluctuations in interest rates would materially affect the value of our securities.

        In December 2008, we entered into a foreign exchange contract to protect against fluctuations in the Euro against the U.S. Dollar related to intercompany transactions and payments. This contract will mature in February 2009. The contract has not been designated as a hedging instrument and, accordingly, it has been recorded at fair value with changes in fair value recognized in earnings as a component of other expense. The fair value of the derivative instrument was insignificant at December 31, 2008. A 10% weakening of the U.S. Dollar relative to the Euro would result in a decrease of the fair value of the derivative instrument of $8.3 million.

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

        Our management conducted an assessment of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2008, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

        The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cephalon, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cephalon, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control Over Financial Reporting" appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 16 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" and, as discussed in Note 1 to the consolidated financial statements, effective October 1, 2008 the Company changed its method of valuing certain inventory.

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

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 23, 2009

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2008	As adjusted 2007*	As adjusted 2006*
REVENUES:
Sales	$1,943,464	$1,727,299	$1,720,172
Other revenues	31,090	45,339	43,897

	1,974,554	1,772,638	1,764,069

COSTS AND EXPENSES:
Cost of sales	412,234	345,691	336,110
Research and development	362,208	369,115	424,239
Selling, general and administrative	840,873	735,799	689,492
Settlement reserve	7,450	425,000	—
Impairment charges	99,719	—	12,417
Restructuring charges	8,415	—	—
Acquired in-process research and development	41,955	—	5,000
Loss on sale of equipment	17,178	1,022	—

	1,790,032	1,876,627	1,467,258

INCOME (LOSS) FROM OPERATIONS	184,522	(103,989)	296,811

OTHER INCOME (EXPENSE):
Interest income	16,901	32,816	25,438
Interest expense	(28,493)	(19,833)	(18,922)
Debt exchange expense	—	—	(48,122)
Write-off of deferred debt issuance costs	—	—	(13,105)
Gain on extinguishment of debt	—	5,319	—
Gain on sale of investment	—	5,791	—
Other income (expense), net	7,880	7,653	(1,172)

	(3,712)	31,746	(55,883)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	180,810	(72,243)	240,928
INCOME TAX EXPENSE (BENEFIT)	(20,665)	121,882	94,419

NET INCOME (LOSS) BEFORE MINORITY INTEREST	201,475	(194,125)	146,509
NET LOSS ATTRIBUTABLE TO MINORITY INTEREST	21,073	—	—

NET INCOME (LOSS)	$222,548	$(194,125)	$146,509

BASIC INCOME (LOSS) PER COMMON SHARE	$3.27	$(2.91)	$2.42

DILUTED INCOME (LOSS) PER COMMON SHARE	$2.92	$(2.91)	$2.10

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	68,018	66,597	60,507

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-ASSUMING DILUTION	76,097	66,597	69,672

*
As adjusted for the retrospective application of a change in accounting method for inventory. See Note 1 for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2008	As adjusted December 31, 2007*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$524,459	$818,669
Investments	—	7,596
Receivables, net	409,580	276,776
Inventory, net	117,297	98,996
Deferred tax assets, net	224,066	182,268
Other current assets	54,120	43,267

Total current assets	1,329,522	1,427,572

PROPERTY AND EQUIPMENT, net	467,449	500,396
GOODWILL	445,332	476,515
INTANGIBLE ASSETS, net	607,332	817,828
DEFERRED TAX ASSETS, net	142,775	141,752
OTHER ASSETS	176,778	132,463

	$3,169,188	$3,496,526

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,030,021	$1,237,169
Accounts payable	87,079	91,437
Accrued expenses	304,415	677,184

Total current liabilities	1,421,515	2,005,790

LONG-TERM DEBT	3,692	3,788
DEFERRED TAX LIABILITIES, net	77,932	56,540
OTHER LIABILITIES	163,123	138,084

Total liabilities	1,666,262	2,204,202

COMMITMENTS AND CONTINGENCIES (Note 15)	—	—

MINORITY INTEREST	—	—

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 2,500,000 shares issued, and none outstanding	—	—
Common stock, $0.01 par value, 400,000,000 and 200,000,000 shares authorized, 71,707,041 and 69,956,790 shares issued, and 68,736,642 and 67,604,187 shares outstanding	717	700
Additional paid-in capital	2,071,607	1,934,965
Treasury stock, at cost, 2,970,399 and 2,352,603 shares outstanding	(201,705)	(158,173)
Accumulated deficit	(411,323)	(633,871)
Accumulated other comprehensive income	43,630	148,703

Total stockholders' equity	1,502,926	1,292,324

	$3,169,188	$3,496,526

*
As adjusted for the retrospective application of a change in accounting method for inventory. See Note 1 for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

			Common Stock			Treasury Stock			Accumulated Other Comprehensive Income
	Comprehensive Income (Loss)				Additional Paid-in Capital			Accumulated Deficit
		Total	Shares	Amount		Shares	Amount
BALANCE, JANUARY 1, 2006, as previously stated		$612,171	58,445,405	$584	$1,166,166	372,843	$(17,125)	$(570,072)	$32,618
Impact of adopting change in accounting for inventory		(9,015)						(9,015)

Balance, January 1, 2006, as adjusted*		603,156	58,445,405	584	1,166,166	372,843	(17,125)	(579,087)	32,618
Net income	$146,509	146,509						146,509

Foreign currency translation gain	70,743
Change in unrealized investment gains and losses	996

Other comprehensive income	71,739	71,739							71,739

Comprehensive income	$218,248

Issuance of common stock upon conversions and exchanges of convertible notes		310,155	6,169,429	62	310,093
Termination of warrants and convertible note hedge upon exchanges of convertible notes		—			129,525	1,823,847	(129,525)
Tax effect of conversions and exchanges of convertible notes		(38,490)			(38,490)
Stock options exercised		143,491	3,058,430	30	143,461
Tax benefit from equity compensation		27,189			27,189
Stock-based compensation expense		42,807	180,125	2	42,805
Treasury stock acquired		(4,418)				60,472	(4,418)

BALANCE, DECEMBER 31, 2006*		1,302,138	67,853,389	678	1,780,749	2,257,162	(151,068)	(432,578)	104,357
Net loss	$(194,125)	(194,125)						(194,125)

Foreign currency translation gain	42,662
Prior service gains and losses on retirement-related plans	446
Change in unrealized investment gains and losses	20

Other comprehensive income	43,128	43,128							43,128

Comprehensive loss	$(150,997)

Adoption of FIN 48		(7,168)						(7,168)
Issuance of common stock upon conversions and exchanges of convertible notes		10	124	—	10
Stock options exercised		93,900	1,853,152	19	93,881
Tax benefit from equity compensation		13,633			13,633
Stock-based compensation expense		46,695	250,125	3	46,692
Treasury stock acquired		(7,105)				95,441	(7,105)
Other		1,218							1,218

BALANCE, DECEMBER 31, 2007*		1,292,324	69,956,790	700	1,934,965	2,352,603	(158,173)	(633,871)	148,703
Net income	$222,548	222,548						222,548

Foreign currency translation loss	(105,042)
Prior service costs and gains on retirement-related plans	(23)
Change in unrealized investment losses	(8)

Other comprehensive loss	(105,073)	(105,073)							(105,073)

Comprehensive income	$117,475

Issuance of common stock upon conversions of convertible notes		290	529,269	5	285
Exercise of convertible note hedge associated with conversion of convertible notes		—			36,585	524,754	(36,585)
Stock options exercised		43,962	957,865	10	43,952
Tax benefit from equity compensation		7,323			7,323
Stock-based compensation expense		43,974	253,837	2	43,972
Treasury stock acquired		(6,947)				93,042	(6,947)
Other		4,525	9,280		4,525

BALANCE, DECEMBER 31, 2008		$1,502,926	71,707,041	$717	$2,071,607	2,970,399	$(201,705)	$(411,323)	$43,630

*    As adjusted for the retrospective application of a change in accounting method for inventory. See Note 1 for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2008	As adjusted 2007*	As adjusted 2006*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$222,548	$(194,125)	$146,509
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax expense (benefit)	(50,889)	(2,361)	29,045
Shortfall tax benefits from stock-based compensation	(511)	(360)	—
Debt exchange expense	—	—	48,122
Depreciation and amortization	172,457	141,358	128,927
Write-off of debt issuance costs associated with convertible subordinated notes	—	—	13,105
Stock-based compensation expense	43,975	46,695	42,807
Gain on forgiveness of debt	—	(5,319)	—
Gain on sale of investment	—	(5,791)	—
Loss on sale of property and equipment	17,178	1,022	—
Impairment charges	99,719	—	12,417
Acquired in-process research and development	16,955	—	—
Minority interest in variable interest entity	(21,073)	—	—
Changes in operating assets and liabilities, net of effect from acquisitions:
Receivables	(144,975)	(601)	(63,932)
Inventory	(37,397)	(2,328)	21,015
Other assets	11,792	(54,838)	(8,082)
Accounts payable and accrued expenses	(376,232)	385,463	(18,375)
Other liabilities	44,576	76,041	(31,641)

Net cash provided by (used for) operating activities	(1,877)	384,856	319,917

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(75,871)	(96,867)	(159,917)
Proceeds from sale of property and equipment	16,000	—	—
Cash balance from consolidation of variable interest entity	1,654	—	—
Acquisition of intangible assets	(25,825)	(107,246)	(115,850)
Investment in third party	(31,692)	—	—
Proceeds from sale of investment in third party	—	12,291	—
Sales and maturities of available-for-sale investments	7,596	99,131	260,082
Purchases of available-for-sale investments	—	(80,255)	(4,691)

Net cash used for investing activities	(108,138)	(172,946)	(20,376)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of common stock options	43,962	93,900	143,491
Windfall tax benefits from stock-based compensation	7,834	13,993	27,189
Acquisition of treasury stock	(6,947)	(7,105)	(4,418)
Payments on and retirements of long-term debt	(217,743)	(3,853)	(188,886)

Net cash provided by (used for) financing activities	(172,894)	96,935	(22,624)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(11,301)	13,312	14,535

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(294,210)	322,157	291,452
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	818,669	496,512	205,060

CASH AND CASH EQUIVALENTS, END OF YEAR	$524,459	$818,669	$496,512

Supplemental disclosures of cash flow information:
Cash payments for interest, net of capitalized interest	$29,419	$17,814	$20,272
Cash payments for income taxes	100,374	84,879	36,954
Non-cash investing and financing activities:
Capital lease additions	1,529	1,335	2,134
Acquisition of treasury stock associated with termination of convertible note hedge and warrant agreements	36,585	—	129,525
Exchange of convertible notes into common stock, net of debt exchange expense	824	10	262,033

*
As adjusted for the retrospective application of a change in accounting method for inventory. See Note 1 for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business

        Cephalon is an international biopharmaceutical company dedicated to the discovery, development and marketing of innovative products in three core therapeutic areas: central nervous system ("CNS") disorders, pain and oncology. In addition to conducting an active research and development program, we market seven proprietary products in the United States and numerous products in various countries throughout Europe.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of assets and liabilities. Actual results may differ from those estimates.

  Principles of Consolidation

        The consolidated financial statements include the results of our operations and our wholly-owned subsidiaries and, when applicable, entities for which Cephalon has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated.

        For variable interest entities, we assess the terms of our interest in the entity to determine if we are the primary beneficiary as prescribed by FASB Interpretation 46R, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46R"). Variable interests are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. Beginning in November, 2008, we consolidate Acusphere, Inc. as a variable interest entity.

        We use the cost method to account for our investments in companies that we do not control and for which we do not have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, these investments are recorded at cost or fair value, as appropriate.

  Change in Accounting Method

        Effective October 1, 2008, we changed our method of accounting for inventories previously valued using the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method and adjusted our results for all of the periods presented. As a result of this change, all inventories are now valued using the FIFO method. We believe that this change is preferable as the FIFO method provides uniformity across our operations with respect to the method for inventory accounting, and enhances comparability with peers.

        Furthermore, this application of the FIFO method will be consistent with our accounting of inventories for U.S. income tax purposes.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The change in accounting method from LIFO to FIFO was completed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections." We applied the change in accounting principle by retrospectively adjusting prior years' financial statements.

        The effect of the change on the consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 is as follows:

2008 (in millions)	As Computed under LIFO	As Reported under FIFO	Effect of Change
Cost of sales	$419.1	$412.2	$(6.9)
Income before income tax and after minority interest	195.0	201.9	6.9
Income tax benefit	23.3	20.7	(2.6)
Net income	$218.2	$222.5	$4.3
Basic earnings per share	$3.21	$3.27	$0.06
Diluted earnings per share	$2.87	$2.92	$0.05

2007 (in millions)	As originally reported under LIFO	As Adjusted	Effect of Change
Cost of sales	$341.9	$345.7	$3.8
Loss before income tax	(68.4)	(72.2)	(3.8)
Income tax expense	123.3	121.9	(1.4)
Net loss	$(191.7)	$(194.1)	$(2.4)
Basic earnings per share	$(2.88)	$(2.91)	$(0.03)
Diluted earnings per share	$(2.88)	$(2.91)	$(0.03)

2006 (in millions)	As originally reported under LIFO	As Adjusted	Effect of Change
Cost of sales	$338.8	$336.1	$(2.7)
Income before income tax	238.2	240.9	2.7
Income tax expense	93.4	94.4	1.0
Net income	$144.8	$146.5	$1.7
Basic earnings per share	$2.39	$2.42	$0.03
Diluted earnings per share	$2.08	$2.10	$0.02

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The effect of the change on the consolidated balance sheets as of December 31, 2008 and 2007 is as follows:

2008 (in millions)	As Computed under LIFO	As Reported under FIFO	Effect of Change
Assets:
Inventory, net	$112.3	$117.3	$5.0
Deferred tax assets, net	221.0	224.1	3.1
Other assets	190.3	176.8	(13.5)
Total assets	$3,174.6	$3,169.2	$(5.4)
Stockholders' Equity:
Accumulated deficit	$(405.9)	$(411.3)	$(5.4)

2007 (in millions)	As originally reported under LIFO	As Adjusted	Effect of Change
Assets:
Inventory, net	$99.1	$99.0	$(0.1)
Deferred tax assets, net	176.6	182.3	5.7
Other assets	147.8	132.5	(15.3)
Total assets	$3,506.2	$3,496.5	$(9.7)
Stockholders' Equity:
Accumulated deficit	$(624.1)	$(633.8)	$(9.7)

        The effect of the change on consolidated statement of cash flows for the years ended December 31, 2008, 2007 and 2006 is as follows:

2008 (in millions)	As Computed under LIFO	As Reported under FIFO	Effect of Change
Net income:
Adjustments to reconcile net income to net cash provided by operating activities	$218.2	$222.5	$4.3
Deferred income tax expense (benefit)	(53.5)	(50.9)	2.6
Change in inventory	(32.3)	(37.4)	(5.1)
Change in other assets	13.6	11.8	(1.8)

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2007 (in millions)	As originally reported under LIFO	As Adjusted	Effect of Change
Net loss:
Adjustments to reconcile net loss to net cash provided by operating activities	$(191.7)	$(194.1)	$(2.4)
Deferred income tax expense (benefit)	(1.0)	(2.4)	(1.4)
Change in inventory	(6.0)	(2.3)	3.7
Change in other assets	(54.9)	(54.8)	0.1

2006 (in millions)	As originally reported under LIFO	As Adjusted	Effect of Change
Net income:
Adjustments to reconcile net income to net cash provided by operating activities	$144.8	$146.5	$1.7
Deferred income tax expense (benefit)	28.0	29.0	1.0
Change in inventory	22.6	21.0	(1.6)
Change in other assets	(7.0)	(8.1)	(1.1)

  Foreign Currency

        In December 2008, we entered into a foreign exchange contract to protect against fluctuations in the Euro against the U.S. Dollar related to intercompany transactions and payments. This contract will mature in February 2009. The contract has not been designated as a hedging instrument and, accordingly, it has been recorded at fair value with changes in fair value recognized in earnings as a component of other expense. The fair value of the derivative instrument was insignificant at December 31, 2008.

        For most of our foreign operating entities with currencies other than the U.S. dollar, the local currency is the functional currency. In cases where our foreign entity primarily operates in an economic environment using a currency other than their local currency, the currency in which the entity conducts a majority of its operations is the functional currency. We translate asset and liability balances at exchange rates in effect at the end of the period and income and expense transactions at the average exchange rates in effect during the period. Resulting translation adjustments are reported as a separate component of accumulated other comprehensive income included in stockholders' equity. Gains and losses from foreign currency transactions are included in the consolidated statements of operations. The amount of foreign currency gains (losses) included in our consolidated statement of operations was $8.0 million, $7.7 million and ($0.8) million for the three years ended December 31, 2008, 2007 and 2006, respectively.

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

  Cash Equivalents and Investments

        Cash equivalents include investments in liquid securities with original maturities of three months or less from the date of purchase. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," we consider our investments to be "available-for-sale." We classify these investments as short-term and carry them at fair market value. Unrealized gains and losses have been recorded as a separate component of accumulated other comprehensive income included in stockholders' equity. All realized gains and losses on our available-for-sale securities are recognized in results of operations.

  Major U.S. Customers and Concentration of Credit Risk

        Our three most significant products are PROVIGIL® (modafinil) Tablets [C-IV], FENTORA® (fentanyl buccal tablet) [C-II] and ACTIQ® (oral transmucosal fentanyl citrate) [C-II] (including our generic version of ACTIQ ("generic OTFC")). These products comprised the following for the years ended December 31:

	% of total consolidated net sales			% of net sales in U.S. market
	2008	2007	2006	2008	2007	2006
PROVIGIL sales	51%	49%	43%	94%	94%	94%

FENTORA sales	8%	8%	2%	100%	100%	100%
ACTIQ sales (including generic OTFC)	14%	21%	36%	80%	89%	96%

FENTORA and ACTIQ sales (including generic OTFC)	22%	29%	38%	87%	92%	96%

        In the United States, we sell our products primarily to a limited number of pharmaceutical wholesalers without requiring collateral. We periodically assess the financial strength of these customers and establish allowances for anticipated losses, if necessary.

	% of total trade accounts receivable			% of total consolidated gross sales
	At December 31,			Year Ended December 31,
	2008	2007	2006	2008	2007	2006
Major U.S. customers:
AmerisourceBergen Corporation	13%	7%	8%	17%	13%	15%
Cardinal Health, Inc.	18%	17%	17%	28%	28%	30%
McKesson Corporation	19%	15%	15%	26%	25%	26%

Total	50%	39%	40%	71%	66%	71%

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Inventory

        Effective October 1, 2008, we changed our method of accounting for inventories previously valued using the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method and adjusted our results for all of the periods presented. As a result of this change, all inventories are now valued using the FIFO method. See Note 7 herein.

        We expense pre-approval inventory unless we believe it is probable that the inventory will be saleable. We have capitalized inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management's judgment of probable future commercial use and net realizable value. With respect to capitalization of unapproved product candidates, we seek to produce inventory in preparation for the launch of the product and in amounts sufficient to support forecasted initial market demand. Typically, capitalization of this inventory does not begin until the product candidate is considered to have a high probability of regulatory approval. This may occur when either the product candidate is in Phase III clinical trials or when it is a new formulation or dosage strength of a presently approved product for which we believe there is a high probability of receiving FDA approval. If we are aware of any specific risks or contingencies that are likely to impact the expected regulatory approval process or if there are any specific issues identified during the research process relating to safety, efficacy, manufacturing, marketing or labeling of the product candidate, we would not capitalize the related inventory.

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

        On a quarterly basis, we evaluate all inventory, including inventory capitalized for which regulatory approval has not yet been obtained, to determine if any lower of cost or market adjustment is required. As it relates to pre-approval inventory, we consider several factors including expected timing of FDA approval, projected sales volume and estimated selling price. Projected sales volume is based on several factors including market research, sales of similar products and competition in the market. Estimated sales price is based on the price of existing products sold for the same indications and expected market demand. See Note 7 herein.

  Property and Equipment

        Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to 40 years. Property and equipment under capital leases and leasehold improvements are depreciated or amortized over the shorter of the

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

lease term or the expected useful life of the assets. Expenditures for maintenance and repairs are charged to expense as incurred, while major renewals and betterments are capitalized. See Note 8 herein.

        We capitalize interest in connection with the construction of plant and equipment.

  Fair Value of Financial Instruments

        The carrying values of cash, cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate the respective fair values. The market value of our 2.0% convertible senior subordinated notes was $1.4 billion as compared to a carrying value of $820.0 million and the market value of our 2010 zero coupon convertible subordinated notes was $273.7 million as compared to a carrying value of $199.5 million, at December 31, 2008 based on quoted market values. The majority of our other debt instruments that were outstanding as of December 31, 2008 do not have readily ascertainable market values; however, management believes that the carrying values approximate the respective fair values. See Note 12 herein.

  Goodwill, Intangible Assets and Other Long-Lived Assets

        Goodwill represents the excess of purchase price over net assets acquired. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair-value-based test. We perform our annual test of impairment of goodwill as of July 1. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we review amortizable assets for impairment on an annual basis or whenever changes in circumstances indicate the carrying value of the asset may not be recoverable. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value to the fair value of the assets, which is usually based on the present value of the expected future cash flows associated with the use of the asset. See Note 9 herein.

  Revenue Recognition

        In the United States, we sell our proprietary products to pharmaceutical wholesalers, the largest three of which account for 71% of our total consolidated gross sales for the year ended December 31, 2008. Decisions made by these wholesalers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) can materially affect the level of our sales in any particular period and thus may not correlate to the number of prescriptions written for our products as reported by IMS Health Incorporated. We believe that speculative buying of product, particularly in anticipation of possible price increases, has been the historic practice of many pharmaceutical wholesalers. In past years, we attempted to minimize these fluctuations both by providing, from time to time, discounts to our customers to stock normal amounts of inventory (which we had historically defined as approximately one month's supply at our current sales level) and by canceling orders if we believe a particular customer is speculatively buying inventory in anticipation of possible price increases.

        We have distribution service agreements that obligate the wholesalers to provide us with periodic retail demand information and current inventory levels for our products held at their warehouse locations; additionally, the wholesalers have agreed to manage the variability of their purchases and

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

inventory levels within specified limits based on product demand. As of December 31, 2008, we received information from substantially all of our U.S. wholesaler customers about the levels of inventory they held for our U.S. branded products. Based on this information, which we have not independently verified, we believe that total inventory held at these wholesalers is approximately two to three weeks supply of our U.S. branded products at our current sales levels. At December 31, 2008, we believe that inventory held at wholesalers and retailers of our generic OTFC product, launched in October 2006, is approximately five months supply at our current sales levels.

        We recognize revenue from product sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. Additionally, revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: the delivered item has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of undelivered items; and delivery of any undelivered item is probable.

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

        Other revenue, which includes revenues from collaborative agreements, consists primarily of royalty payments, payments for research and development services, up-front fees and milestone payments. If an arrangement requires the delivery or performance of multiple deliverables or elements under a bundled sale, we determine whether the individual elements represent "separate units of accounting" under the requirements of Emerging Issues Task Force Issue 00-21, "Multiple-Deliverable Revenue Arrangements" ("EITF 00-21"). If the separate elements meet the requirements listed in EITF 00-21, we recognize the revenue associated with each element separately and revenue is allocated among elements based on relative fair value. If the elements within a bundled sale are not considered separate units of accounting, the delivery of an individual element is considered not to have occurred if there are undelivered elements that are essential to the functionality. Unearned income is amortized by the straight-line method over the term of the contracts. Also, if contractual obligations related to customer acceptance exist, revenue is not recognized for a product or service unless these obligations are satisfied. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. We estimate our performance period based on the specific terms of each collaborative agreement. We adjust the performance periods, if appropriate, based upon available facts and circumstances. We recognize periodic payments on a percentage of completion basis over the period that we perform the related activities under the terms of the agreements. Revenue resulting from the achievement of milestone events stipulated in the agreements is recognized when the milestone is achieved. Milestones are based upon the occurrence of a substantive element specified in the contract or as a measure of substantive progress towards completion under the contract. In connection with these collaborations, we also incurred costs that are reflected in our operating expenses of $14.0 million for the year ended December 31, 2006. For the years ended December 31, 2008 and

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2007, incurred costs that are reflected in our operating expenses were insignificant in connection with these collaborations.

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

        Sales of our generic OTFC product could be subject to retroactive price reductions for units that remain in the pipeline if the price of generic OTFC is reduced, including as a result of another generic entrant into the market, and as a result any estimated impact of such adjustments is recorded at the time revenue is recognized. This estimate of both the potential timing of a generic entrant and the amount of the price reduction are highly subjective. At December 31, 2008, we are not aware of any expected additional entrants into the generic OTFC market that would result in a price reduction to customers for inventory already purchased from us, and do not believe that any revenue recognized as of December 31, 2008 would be effected by a retroactive shelf stock adjustment.

  Research and Development

        All research and development costs are charged to expense as incurred.

  Acquired In-Process Research and Development

        Acquired in-process research and development ("IPR&D") represents the estimated fair value assigned to research and development projects acquired in a purchase business combination or from the initial consolidation of a variable interest entity that have not been completed at the date of acquisition and which have no future alternative use. Accordingly, these costs are charged to expense as of the acquisition date.

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

        At December 31, accumulated other comprehensive income, net of taxes, consisted of the following:

	2008	2007
Foreign currency translation gains	$41,989	$147,031
Prior service gains and losses on retirement-related plans	1,641	1,664
Change in unrealized investment gains and losses	—	8

Other comprehensive income	$43,630	$148,703

  Income Taxes

        We provide for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires that income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We provide for income taxes at a rate equal to our estimated annual combined federal, state and foreign statutory effective rates. Subsequent adjustments to our estimates of our ability to recover the deferred tax assets or other changes in circumstances or estimates could cause our provision for income taxes to vary from period to period, as it has for the current year ended December 31, 2008.

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based solely on the technical merits of the position. The tax benefits recognized in the

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007. See Note 16 herein.

  Reclassifications

        Certain reclassifications of prior year amounts have been made to conform to the current year presentation. These reclassifications have no impact on our total assets, liabilities, stockholders' equity, net income (loss) or cash flows.

  Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. In February 2008, the FASB issued two final staff positions ("FSP") amending SFAS 157. FSP SFAS 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases and its related interpretive accounting pronouncements that address leasing transactions. FSP SFAS 157-2 delays the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted SFAS 157 on January 1, 2008, except for the items covered by FSP SFAS 157-2.

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

        We have no material assets or liabilities that are currently subject to recurring valuation under FAS 157.

        In November 2007, the EITF reached a final consensus on EITF Issue No. 07-1, "Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property" ("EITF 07-1"). EITF 07-1 defines collaborative arrangements and establishes accounting and financial statement disclosure requirements for such arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Adoption is on a retrospective basis to all prior periods presented for all collaborative arrangements existing as of the effective date. Our current accounting policies are consistent with the accounting under EITF 07-1. Therefore, the accounting for our collaborations will not change. The implementation of EITF 07-1 will result in expanded disclosures for collaborations.

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

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Early application is not permitted. The adoption of SFAS 160 will result in the reclassification of noncontrolling interest from liabilities to a component of equity and we will continue to attribute losses to the noncontrolling interest even if that attribution results in a deficit noncontrolling interest balance.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). The new standard is intended to help investors better understand how derivative instruments and hedging activities affect an entity's financial position, financial performance and cash flows through enhanced disclosure requirements. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We do not expect the adoption of SFAS 161 to have a significant impact on our consolidated financial statements.

        In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets". The FSP is intended to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We are currently evaluating the impact of FSP FAS 142-3 adoption on our consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In May 2008, the FASB issued FASB Staff Position APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion" ("FSP APB 14-1"). FSP APB 14-1 amends APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," requiring issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to initially record the convertible debt at a discount based on the entity's nonconvertible debt borrowing rate and amortize the debt discount over the expected term of the debt facility. The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Adoption is on a retrospective basis for all prior periods presented. Upon adoption on January 1, 2009, based on our preliminary evaluation, our convertible debt liability will decrease by approximately $275 million (with a corresponding increase to equity, net of tax) and our 2009 interest expense for our convertible notes will increase by approximately $47 million.

        In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or embedded feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provided guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock. This determination is necessary for evaluating whether the instrument (or feature) is considered a derivative financial instrument under SFAS No. 133. The guidance is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of EITF 07-5 to have a significant impact on our consolidated financial statements.

        In September 2008, the FASB ratified EITF Issue No. 08-7, "Accounting for Defensive Intangible Assets" ("EITF 08-7"). EITF 08-7 applies to all acquired intangible assets in situations in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive intangible asset), unless the intangible asset must be expensed in accordance with other literature. The defensive intangible asset should be accounted for as a separate unit of accounting and its useful life should be determined by estimating the period over which the defensive intangible asset will diminish in fair value. EITF 08-7 is effective prospectively for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of EITF 08-7 to have a significant impact on our consolidated financial statements unless a future transaction results in the acquisition of a defensive intangible asset.

2. ACQUISITIONS AND TRANSACTIONS

  AMRIX Acquisition

        In August 2007, we acquired exclusive North American rights to AMRIX® (cyclobenzaprine hydrochloride extended-release capsules) from E. Claiborne Robins Company, Inc., a privately-held company d/b/a ECR Pharmaceuticals ("ECR"). We made an initial payment of $100.1 million cash to ECR upon the closing of the acquisition, $0.9 million and $99.2 million of which was capitalized as inventory and an intangible asset, respectively. Under the acquisition agreement, ECR also could receive up to an additional $255 million in milestone payments that are contingent on attainment of certain agreed-upon sales levels of AMRIX. Two dosage strengths of AMRIX (15 mg and 30 mg) were approved in February 2007 by the FDA for short-term use as an adjunct to rest and physical therapy for relief of muscle spasm associated with acute, painful musculoskeletal conditions. We made the

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2. ACQUISITIONS AND TRANSACTIONS (Continued)

product available in the United States in October 2007 and commenced a full U.S. launch in November 2007.

  Co-Promotion Agreement with Takeda

        With respect to the marketing of PROVIGIL in the United States, on August 29, 2008, we terminated our co-promotion agreement with Takeda Pharmaceuticals North America, Inc. ("TPNA") effective November 1, 2008. As a result of the termination, we are required under the agreement to make payments to TPNA during the three years following the termination of the agreement (the "Sunset Payments"). The Sunset Payments were calculated based on a percentage of royalties to TPNA during the final twelve months of the agreement. During 2008, we recorded an accrual of $28.2 million representing the present value of the Sunset Payments due to TPNA. Payment of this accrual will occur over the next three years.

  Acusphere, Inc.

        On November 3, 2008, we entered into a license and convertible note transaction with Acusphere, Inc., a specialty pharmaceutical company that develops new drugs and improved formulations of existing drugs using its proprietary microparticle technology. In connection with the transaction, we received an exclusive worldwide license from Acusphere to all intellectual property of Acusphere relating to celecoxib to develop and market celecoxib for all current and future indications. In connection with this license, we paid Acusphere an upfront fee of $5 million and agreed to pay a $15 million milestone upon FDA approval of the first new drug application prepared by us with respect to celecoxib for any indication, as well as royalties on net sales. In addition, we purchased a $15 million senior secured three-year convertible note (the "Acusphere Note") from Acusphere, secured by substantially all the assets of Acusphere (including Acusphere's intellectual property). The Acusphere Note is convertible at our option at any time prior to November 3, 2009 into either (i) a number of shares of Acusphere common stock at least equal to 51% of Acusphere's outstanding common stock on a fully-diluted basis on the date of conversion of the Acusphere Note, (ii) an exclusive license to all intellectual property of Acusphere relating to Imagify™ (perflubutane polymer microspheres) to use, distribute and sell Imagify for all current and future indications worldwide excluding those European countries subject to Acusphere's agreement with Nycomed Danmark ApS, or (iii) a $15 million credit against the future milestone payment under the celecoxib license agreement. Separately, on March 28, 2008, we purchased license rights for Acusphere's HDDS technology for use in oncology therapeutics for $10 million.

        In accordance with FIN 46R, we have determined that effective on November 3, 2008 Acusphere is a variable interest entity for which we are the primary beneficiary. As a result, as of November 3, 2008 we have included the financial condition and results of operations of Acusphere in our consolidated financial statements. However, we do not have an equity interest in Acusphere and, therefore, we have allocated the losses attributable to the minority interest in Acusphere to minority interest in the consolidated statement of operations and we have also reduced the minority interest holders' ownership interest in Acusphere in the consolidated balance sheet by Acusphere's losses. For the year ended December 31, 2008, both of these amounts have been limited to the value of the minority interest recorded as of November 3, 2008, but will not be limited starting January 1, 2009.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2. ACQUISITIONS AND TRANSACTIONS (Continued)

        During 2008, as a result of the FDA Advisory Panel's recommendation not to approve Imagify, we determined that the carrying value of Acusphere's long-lived assets exceeded the expected cash flows from the use of its assets. Accordingly, we reduced the property and equipment carrying values to their estimated fair value based on prices for similar assets and recognized a $9.3 million impairment charge. For the year ended December 31, 2008, a total of $21.1 million of net losses were allocated to the minority interest and $11.7 million of net losses exceeded the minority interest value.

        The following summarizes the carrying amounts and classification of Acusphere's assets and liabilities included in our consolidated statement of financial position as of December 31, 2008:

Cash and cash equivalents	$16,450
Receivables, net	4
Other current assets	1,232
Property and equipment, net	5,379
Other assets	949
Current portion of long-term debt	7,127
Accounts payable	959
Accrued expenses	4,886
Long-term debt	1,769
Other liabilities	741
Accumulated deficit	(11,661)

        Although Acusphere is included in our consolidated financial statements, our interest in Acusphere's assets are limited to those accorded to us in the agreements with Acusphere as described above. Acusphere's creditors have no recourse to the general credit of Cephalon.

  LUPUZOR License

        On November 25, 2008, we entered into an option agreement (the "Immupharma Option Agreement") with ImmuPharma PLC providing us with an option to obtain an exclusive, worldwide license to the investigational medication LUPUZOR™ for the treatment of systemic lupus erythematosus. Under the terms of the Immupharma Option Agreement, we paid ImmuPharma a $15 million upfront option payment upon execution, which was expensed as in-process research and development in the Consolidated Statement of Operations. On January 30, 2009, we exercised the option and entered into a Development and Commercialization Agreement with Immupharma based on a review of interim results of a Phase IIb study for LUPUZOR. See Note 19 for additional details.

  Ception Therapeutics, Inc.

        In November 2008, we paid a $25 million non-refundable fee to Ception for exclusive rights to negotiate an option to purchase Ception at any time through the completion of its Phase IIb/III clinical trial for reslizumab in pediatric patients with eosinophilic esophagitis. This charge has been recorded in other assets on our balance sheet. In January 2009, we entered into the option agreement with Ception. See Note 19 for additional details.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

3. RESTRUCTURING

        On January 15, 2008, we announced a restructuring plan under which we intend to (i) transition manufacturing activities at our CIMA LABS INC. ("CIMA") facility in Eden Prairie, Minnesota, to our recently expanded manufacturing facility in Salt Lake City, Utah, and (ii) consolidate at CIMA's Brooklyn Park, Minnesota, facility certain drug delivery research and development activities currently performed in Salt Lake City. The transition of manufacturing activities and the closure of the Eden Prairie facility are expected to be completed within two to three years. The consolidation of drug delivery research and development activities at Brooklyn Park was completed in 2008. The plan is intended to increase efficiencies in manufacturing and research and development activities, reduce our cost structure and enhance competitiveness.

        As a result of this plan, we will incur certain costs associated with exit or disposal activities. As part of the plan, we estimate that approximately 90 jobs will be eliminated in total, with approximately 170 net jobs eliminated at CIMA and approximately 80 net jobs added in Salt Lake City.

        The total estimated pre-tax costs of the plan are as follows:

Severance costs	$14-16 million
Manufacturing and personnel transfer costs	$7-8 million

Total	$21-24 million

        The estimated pre-tax costs of the plan are expected to be recognized in 2008 through 2011 and are included in the United States segment. In addition to the costs described above, we have started to recognize pre-tax, non-cash accelerated depreciation of plant and equipment at the Eden Prairie facility, which we expect to total approximately $18 million to $20 million.

        Total charges and spending related to the restructuring plan recognized in the consolidated statement of operations and included in the United States segment are as follows:

Restructuring reserves as of January 1, 2008	$—
Severance costs	6,877
Manufacturing and personnel transfer costs	1,538
Payments	(4,682)

Restructuring reserves as December 31, 2008	$3,733

4. ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSE

        In 2008 we recognized acquired in-process research and development expense of (i) $10.0 million related to our purchased of license rights for Acusphere's HDDS technology for use in oncology therapeutics, (ii) 15.0 million related to LUPUZOR, a compound in phase IIb testing for the treatment of systemic lupus erythematosus, not yet approved by the FDA and (iii) $17.0 million in connection with the initial consolidation of Acusphere, a variable interest entity for which we are the primary beneficiary.

        In 2006, we recorded acquired in-process research and development expense of $5.0 million related to our armodafinil license and assignment agreement with TransForm Pharmaceuticals, Inc.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

5. CASH, CASH EQUIVALENTS AND INVESTMENTS

        At December 31, cash, cash equivalents and investments consisted of the following:

	2008	2007
Cash and cash equivalents:
Demand deposits	$524,459	$487,683
Repurchase agreements	—	330,986
Commercial paper	—	—

	524,459	818,669

Short-term investments (at market value):
U.S. government agency obligations	—	—
Asset-backed securities	—	—
Bonds	—	1,599
Commercial paper	—	5,997

	—	7,596

	$524,459	$826,265

        The contractual maturities of our investments in cash, cash equivalents, and investments at December 31, 2008 are all less than one year.

6. RECEIVABLES, NET

        At December 31, receivables, net consisted of the following:

	2008	2007
Trade receivables	$342,904	$280,091
Receivables from collaborations	—	57
Other receivables	81,476	8,984

	424,380	289,132
Less reserve for sales discounts and allowances	(14,800)	(12,356)

	$409,580	$276,776

        Trade receivables are recorded at the invoiced amount and do not bear interest. In 2008, other receivable includes income taxes receivable of $71.9 million. Our allowance for doubtful accounts is our best estimate of probable credit losses in our existing accounts receivable. We determine the allowance based on a percentage of trade receivables past due, specific customer issues, and a reserve related to our specific historical write-off experience and general industry experience. We review and adjust our allowance for doubtful accounts quarterly. Receivable balances or specific customer issues are written off against the allowance when we feel that it is probable that the receivable amount will not be recovered. Certain European receivable balances with government operated hospitals are over 90 days past due but we believe are collectible and are therefore, not reserved. In the past, our historical write-off experience has not been significant. We do not have any off-balance sheet credit exposure related to our customers.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

7. INVENTORY, NET

        At December 31, inventory, net consisted of the following:

	2008	As Adjusted 2007*
Raw materials	$27,555	$32,139
Work-in-process	35,501	23,743
Finished goods	54,241	43,114

Total inventory, net	$117,297	$98,996

Inventory, net included in other non-current assets	$111,598	$104,688

    *
    As adjusted for the retrospective application of a change in accounting method for inventory. See Note 1 for additional information.

        Inventory is stated at the lower of cost or market value. Effective October 1, 2008, we changed our method of accounting for inventories previously valued using the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method and adjusted our results for all of the periods presented. As a result of this change, all inventories are now valued using the FIFO method.

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

        In June 2007, we secured final FDA approval of NUVIGIL. We intend to launch NUVIGIL commercially in the third quarter of 2009 and have included net NUVIGIL inventory balances of $111.6 million and $104.7 million at December 31, 2008 and December 31, 2007, respectively, in other non-current assets, rather than inventory. Upon launch, our NUVIGIL inventory balance will be reclassified to current inventory.

        Over the past few years, we have been developing a manufacturing process for the active pharmaceutical ingredient in NUVIGIL that is more cost effective than our prior process of separating modafinil into armodafinil. As a result of our plan to manufacture armodafinil in the future using this new process and our decision to launch NUVIGIL in the third quarter of 2009, we assessed the potential impact of these items on certain of our existing agreements to purchase modafinil. Under these contracts, we have agreed to purchase minimum amounts of modafinil through 2012, with aggregate purchase commitments totaling $57.8 million as of December 31, 2008. Based on our current assessment, we have recorded a reserve of $26.0 million for purchase commitments for modafinil raw materials not expected to be utilized.

        In August 2006, we announced that we received a letter from the FDA stating that our supplemental new drug application ("sNDA") for SPARLON™ (modafinil) Tablets [C-IV], a proprietary dosage form of modafinil for the treatment of attention-deficit/hyperactivity disorder in children and adolescents, was not approvable. In light of the FDA's decision, we currently are not pursuing development of SPARLON. Prior to the FDA's decision that the sNDA for SPARLON was not approvable, we had net capitalized inventory costs related to SPARLON of $8.6 million. In

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

7. INVENTORY, NET (Continued)

consideration of the FDA's decision, we have fully reserved all of these capitalized inventory costs related to SPARLON at December 31, 2006.

8. PROPERTY AND EQUIPMENT, NET

        At December 31, property and equipment, net consisted of the following:

	Estimated Useful Lives	2008	2007
Land and improvements	—	$8,783	$9,094
Buildings and improvements	3-40 years	316,740	277,666
Laboratory, machinery and other equipment	3-30 years	347,433	262,749
Construction in progress	—	51,223	98,157

		724,179	647,666
Less accumulated depreciation and amortization		(256,730)	(147,270)

		$467,449	$500,396

        Depreciation and amortization expense related to property and equipment, excluding depreciation related to assets used in the production of inventory, was $54.3 million, $33.3 million and $34.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. We had $50.5 million and $50.0 million of capitalized computer software costs included in property and equipment, net, at December 31, 2008 and 2007, respectively. Depreciation and amortization expense related to capitalized software costs was $15.6 million, $11.0 million and $11.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. We had $9.0 million and $28.8 million of capitalized software costs included in construction in progress at December 31, 2008 and 2007, respectively.

        During 2008, as a result of the FDA Advisory Panel's recommendation not to approve Imagify, we determined that the carrying value of Acusphere's long-lived assets exceeded the expected cash flows from the use of its assets. Accordingly, we reduced the property and equipment carrying values to their estimated fair value based on prices for similar assets and recognized a $9.3 million impairment charge.

        On November 26, 2008, we incurred a $17.2 million loss on sale of the product manufacturing equipment and other capital improvements relating to our termination agreement with Alkermes, Inc. related to VIVITROL. See Note 10 for additional details.

        On September 18, 2008, our subsidiary Cephalon France SAS informed the French Works Councils of its intention to search for a potential acquiror of the manufacturing facility at Mitry-Mory, France. We are considering the proposed divestiture due to a reduction of manufacturing activities at the Mitry-Mory manufacturing site. The proposed divestiture is subject to completion of a formal consultation process with the French Works Councils and employees representatives. As a result of this decision, we reevaluated the remaining carrying value and useful life of the Mitry-Mory assets and reduced the estimated useful life to approximately two years. During the year we have recorded pre-tax, non-cash charges associated with accelerated depreciation of plant and equipment of $6.0 million related to the proposed divestiture based on the new estimated useful life. As of December 31, 2008, we had $34.8 million of net property and equipment related to the Mitry-Mory facility included on our balance sheet.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

9. GOODWILL

        Goodwill consisted of the following:

	United States	Europe	Total
December 31, 2007	$266,393	$210,122	$476,515
Release of pre-acquisition tax reserves and valuation allowance	(4,593)	3,754	(839)
Foreign currency translation adjustment	—	(30,344)	(30,344)
Other	82,510	(82,510)	—

December 31, 2008	$344,310	$101,022	$445,332

        We completed our annual test of impairment of goodwill as of July 1, 2008 and concluded that goodwill was not impaired. During 2008, we revised our segment reporting to reflect our current operating structure. The goodwill allocation between segments above has also been reallocated based on changes to the way we view our reporting units, which has also been impacted by the decision surrounding the Mitry-Mory facility.

10. INTANGIBLE ASSETS, NET AND OTHER ASSETS

        At December 31, intangible assets, net consisted of the following:

		December 31, 2008			December 31, 2007
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Modafinil developed technology	15 years	$99,000	$46,200	$52,800	$99,000	$39,600	$59,400
DURASOLV technology	14 years	70,000	21,304	48,696	70,000	16,435	53,565
ACTIQ marketing rights	10-12 years	83,454	53,637	29,817	83,454	46,183	37,271
GABITRIL product rights	9-15 years	107,148	61,848	45,300	107,215	54,636	52,579
TRISENOX product rights	8-13 years	111,945	31,022	80,923	113,836	22,749	91,087
VIVITROL product rights	15 years	—	—	—	110,000	12,833	97,167
AMRIX product rights	18 years	99,332	16,932	82,400	99,257	6,204	93,053
MYOCET trademark	20 years	143,077	21,462	121,615	194,653	19,465	175,188
Other product rights	5-20 years	289,337	143,556	145,781	269,956	111,438	158,518

		$1,003,293	$395,961	$607,332	$1,147,371	$329,543	$817,828

        Intangible assets are amortized over their estimated useful economic life using the straight line method. Amortization expense was $100.7 million, $90.5 million, and $81.7 million for the years ended December 31, 2008, 2007, and 2006, respectively.

        A payment of $25 million, made in March 2008 upon FDA approval of TREANDA, was capitalized as an intangible asset and will be amortized over the useful life of the product. In June 2008, the U.S. Patent and Trademark Office issued a pharmaceutical formulation patent for AMRIX; this patent expires in February 2025. As a result of this issuance, in June 2008, we increased the estimated useful life of the AMRIX product rights from 5 to 18 years. In October 2008, Cephalon and Eurand, received Paragraph IV certification letters relating to ANDAs submitted to the FDA by Mylan and Barr, each requesting approval to market and sell a generic version of the 15 mg and 30 mg strengths of AMRIX. In November 2008, we received a similar certification letter from Impax

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

10. INTANGIBLE ASSETS, NET AND OTHER ASSETS (Continued)

Laboratories, Inc. In late November 2008, Cephalon and Eurand filed a lawsuit in U.S. District Court in Delaware against Mylan and Barr for infringement of the Eurand Patent. In January 2009, Cephalon and Eurand filed a lawsuit in U.S. District Court in Delaware against Impax for infringement of the Eurand Patent. These lawsuits are further described in Note 15. We do not believe that this has an effect on our useful life of AMRIX at this time.

        Estimated amortization expense of intangible assets for each of the next five years is $85.2 million in 2009, $76.1 million in 2010, $68.9 million in 2011, $59.3 million in 2012 and $49.0 million in 2013. For further discussion of the status of the re-examination of our DURASOLV patents, see Note 15 herein.

  Impairment Charges

        On November 26, 2008, we entered into a termination agreement (the "Termination Agreement") with Alkermes, Inc. to end our collaboration. As of December 1, 2008, we are no longer responsible for the marketing and sale of VIVITROL in the United States. The Termination Agreement is intended to reduce our cost structure and enhance competitiveness. Pursuant to the Termination Agreement, we will incur certain costs associated with exit or disposal activities. The pretax charges associated with the Termination Agreement total $119.8 million. These charges include (i) cash charges, classified as selling, general and administrative expenses within our statement of operations, of $12.2 million, consisting of a termination payment of $11.0 million to Alkermes and severance costs of $1.2 million and (ii) non-cash charges of $107.6 million, consisting of the $17.2 million loss on sale of the Product Manufacturing Equipment and other Capital Improvements (as such terms are defined in the supply agreement effective as of June 23, 2005 between the parties, as amended to date) and the $90.4 million impairment charge to write-off the net book value of the VIVITROL intangible assets from the U.S. segment, which have been classified as a loss on sale of equipment and an impairment charge within our statement of operations, respectively. These pretax charges have been recognized in the fourth quarter 2008.

        In June 2006, we announced that data from our Phase III clinical program evaluating GABITRIL for the treatment of generalized anxiety disorder ("GAD") did not reach statistical significance on the primary study endpoints. We have no further plans to continue studying GABITRIL for the treatment of GAD. As a result, we performed a test of impairment on the carrying value of our investment in GABITRIL product rights and recorded an impairment charge of $12.4 million in the second quarter of 2006 related to our European rights.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

11. ACCRUED EXPENSES

        At December 31, accrued expenses consisted of the following:

	2008	2007
Accrued settlement reserve	$—	$425,000
Accrued compensation and benefits	51,383	52,749
Accrued contractual sales allowances	76,769	51,400
Accrued product sales returns allowances	36,423	25,335
Accrued sales and marketing costs	32,721	24,412
Accrued license fees and royalties	25,015	13,391
Accrued income taxes	13,933	18,063
Accrued clinical trial fees	7,973	5,069
Accrued research and development	2,140	4,625
Accrued product related costs	—	10,347
Other accrued expenses	58,058	46,793

	$304,415	$677,184

        For the year ended December 31, 2007, we recorded a settlement reserve of $425.0 million related to the terms of the agreement in principle reached with the U.S. Attorney's Office, which was paid in 2008. See Note 15 herein.

12. LONG-TERM DEBT

        At December 31, long-term debt consisted of the following:

	2008	2007
2.0% convertible senior subordinated notes due June 1, 2015	$820,000	$820,000
Zero Coupon convertible subordinated notes first putable June 2008	—	213,564
Zero Coupon convertible subordinated notes first putable June 2010	199,888	199,806
Mortgage and building improvement loans	1,288	2,165
Capital lease obligations	2,229	2,841
Acusphere, Inc. obligations	8,896	—
Other	1,412	2,581

Total debt	1,033,713	1,240,957
Less current portion	(1,030,021)	(1,237,169)

Total long-term debt	$3,692	$3,788

        At December 31, 2008, we have included $1.8 million of long-term debt and $7.1 million of short-term debt related to Acusphere, a variable interest entity for which we are the primary beneficiary. Acusphere liabilities represent contractual obligations of Acusphere for intellectual property rights, equipment financing, construction financing and lease obligations. Acusphere's creditors have no recourse to the general credit of Cephalon.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

12. LONG-TERM DEBT (Continued)

        Aggregate maturities of long-term debt at December 31, 2008 are as follows:

2009	$1,030,021
2010	2,698
2011	518
2012	153
2013	161
2014 and thereafter	162

$1,033,713

        During the second quarter of 2008, we delivered a notice of redemption to the holders of our Zero Coupon Notes first putable June 2008 (the "2008 Notes"). Prior to the redemption date, all but $0.1 million of aggregate principal amount of the 2008 Notes were converted. Holders who converted their 2008 Notes received from us an aggregate of $213.0 million in cash and 528,110 shares of our common stock, under the terms of the 2008 Notes. Concurrently with the conversion, we received from Credit Suisse First Boston ("CSFB") 524,754 shares of our common stock in settlement of the convertible note hedge agreement associated with the 2008 Notes. The warrant held by CSFB and associated with the 2008 Notes expired without exercise. The $0.1 million of 2008 Notes that were not converted were redeemed by us for cash of $0.1 million. In 2006, our 2008 Notes and Zero Coupon convertible subordinated notes first putable June 2010 ("2010 Notes") (collectively, the "Zero Coupon Notes") became convertible and the related deferred debt issuance costs of $13.1 million were written off.

        Our convertible notes will be classified as current liabilities and presented in current portion of long-term debt on our consolidated balance sheet if our stock price is above the restricted conversion prices of $56.04 or $67.80 with respect to the 2.0% convertible senior subordinated notes due June 1, 2015 (the "2.0% Notes") or the 2010 Notes, respectively at the balance sheet date. At December 31, 2008, our stock price was $77.04 and, therefore, all of our convertible notes are considered to be current liabilities and are presented in current portion of long-term debt on our consolidated balance sheet. At December 31, 2007, our stock price was $71.76, and, therefore, all of our convertible notes were considered to be current liabilities and are presented in current portion of long-term debt on our consolidated balance sheet.

        On August 15, 2008, we established a $200 million, three-year revolving credit facility with JP Morgan Chase Bank, N.A. and certain other lenders. The credit facility is available for letters of credit, working capital and general corporate purposes and is guaranteed by certain of our domestic subsidiaries. The credit agreement contains customary covenants, including but not limited to covenants related to total debt to Consolidated EBITDA (as defined in the credit agreement), senior debt to Consolidated EBITDA, interest expense coverage and limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, and transactions with affiliates. As of the date of this filing, we have not drawn any amounts under the credit facility.

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

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

12. LONG-TERM DEBT (Continued)

  Gain (Charge) on Extinguishment of Debt

        For the year ended December 31, 2007, we recognized a $5.3 million gain on extinguishment of debt related to the Pennsylvania Industrial Development Authority ("PIDA") loan forgiveness. See "Mortgage and Building Improvement Loans" below.

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

  2.0% Convertible Senior Subordinated Notes

        In June and July 2005, we issued through a public offering $920 million of 2.0% Notes, of which $820 million remains outstanding as of December 31, 2008. Interest on the 2.0% Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2005.

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

12. LONG-TERM DEBT (Continued)

Notes into shares of our common stock (the "conversion shares"). A holder may convert the 2.0% Notes prior to December 1, 2014 only if one or more of the following conditions are satisfied:

  •
  if, on the trading day prior to the date of surrender, the closing sale price of our common stock is more than 120% of the applicable conversion price per share (the "conversion price premium");

  •
  if the average of the trading prices of the 2.0% Notes for any five consecutive trading day period is less than 100% of the average of the conversion values of the 2.0% Notes during that period; or

  •
  if we make certain significant distributions to our holders of common stock; we enter into specified corporate transactions; or our common stock ceases to be approved for listing on the NASDAQ Global Select Market and is not listed for trading on a U.S. national securities exchange or any similar U.S. system of automated securities price dissemination.

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

  Convertible Note Hedge and Warrant Agreements

        Concurrent with the sale of the 2.0% Notes, we purchased convertible note hedges from Deutsche Bank AG ("DB") at a cost of $382.3 million. We also sold to DB warrants to purchase an aggregate of 19,700,214 shares of our common stock and received net proceeds from the sale of these warrants of

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

12. LONG-TERM DEBT (Continued)

$217.1 million. At issuance, the convertible note hedge and warrant agreements, taken together, have the effect of increasing the effective conversion price of the 2.0% Notes from our perspective to $67.92 per share if held to maturity. At our option, the warrants may be settled in either net cash or net shares. The convertible note hedge must be settled using net shares. Under the convertible note hedge, DB will deliver to us the aggregate number of shares we are required to deliver to a holder of 2.0% Notes that presents such notes for conversion. If the market price per share of our common stock is above $67.92 per share, we will be required to deliver either shares of our common stock or cash to DB representing the value of the warrants in excess of the strike price of the warrants. In accordance with EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock" ("EITF 00-19") and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), we recorded the convertible note hedges and warrants in additional paid-in capital, and will not recognize subsequent changes in fair value. We also recognized a deferred tax asset of $133.8 million for the effect of the future tax benefits related to the convertible note hedge.

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

        In November 2004, we commenced an offer to exchange our 2008 Notes and our 2010 Notes, for any and all of our outstanding Old 2008 Notes and Old 2010 Notes. Upon expiration of the exchange offer, we issued $374.7 million principal amount at maturity of 2008 Notes in exchange for a like principal amount at maturity of our outstanding Old 2008 Notes and $374.9 million principal amount at maturity of 2010 Notes in exchange for a like principal amount at maturity of our outstanding Old 2010 Notes. Following our exchange of convertible debt for cash and stock in December 2006, there remains outstanding as of December 31, 2008, $199.5 million aggregate principal amount of the 2010 Notes.

        The Zero Coupon Notes were issued solely to our existing security holders pursuant to our offer to exchange, which was made in reliance upon the exemption from the registration requirement of the Securities Act afforded by Section 3(a)(9) thereof. We did not pay or give, directly or indirectly, any commission or other remuneration for solicitation of the exchange of the Old Notes for the Zero Coupon Notes.

        During the second quarter of 2008, we delivered a notice of redemption to the holders of our 2008 Notes. Prior to the redemption date, all but $0.1 million of aggregate principal amount of the 2008 Notes were converted. Holders who converted their 2008 Notes received from us an aggregate of

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

12. LONG-TERM DEBT (Continued)

$213.0 million in cash and 528,110 shares of our common stock, under the terms of the 2008 Notes. Concurrently with the conversion, we received from Credit Suisse First Boston ("CSFB") 524,754 shares of our common stock in settlement of the convertible note hedge agreement associated with the 2008 Notes. The warrant held by CSFB and associated with the 2008 Notes expired without exercise. The $0.1 million of 2008 Notes that were not converted were redeemed by us for cash of $0.1 million. In 2006, our Zero Coupon Notes became convertible and the related deferred debt issuance costs of $13.1 million were written off.

        The 2008 Notes were first putable on June 15, 2008 at a price of 100.25% of the face amount of the 2008 Notes. The holders of the 2008 Notes were also entitled to require us to repurchase all or a portion of the 2008 Notes for cash on June 15, 2013, June 15, 2018, June 15, 2023 and June 15, 2028, in each case at a price equal to the face amount of the 2008 Notes. The 2008 Notes were convertible prior to maturity, subject to certain conditions described below, into cash and shares of our common stock at a conversion price of $59.50 per share (an equivalent conversion rate of approximately 16.8067 shares per $1,000 principal amount of notes). We redeemed any outstanding 2008 Notes for cash in June 2008 at a price equal to 100.25% of the principal amount of such notes.

        The 2010 Notes are first putable for cash on June 15, 2010 at a price of 100.25% of the face amount of the 2010 Notes. The holders of the 2010 Notes may also require us to repurchase all or a portion of the 2010 Notes for cash on June 15, 2015, June 15, 2020, June 15, 2025 and June 15, 2030, in each case at a price equal to the face amount of the 2010 Notes. The 2010 Notes are convertible prior to maturity, subject to certain conditions described below, into cash and shares of our common stock at a conversion price of $56.50 per share (an equivalent conversion rate of approximately 17.6991 shares per $1,000 principal amount of notes). We may redeem any outstanding 2010 Notes for cash on June 15, 2010 at a price equal to 100.25% of the principal amount of such notes redeemed and after June 15, 2010 at a price equal to 100% of the principal amount of such notes redeemed.

        The 2010 Notes also contain restricted convertibility terms that do not affect the conversion price of the notes, but instead place restrictions on a holder's ability to convert their notes into a combination of cash and shares of our common stock, as described below. A holder may convert the 2010 Notes only if one or more of the following conditions are satisfied:

  •
  if, on the trading day prior to the date of surrender, the closing sale price of our common stock is more than 120% of the applicable conversion price per share;

  •
  if we have called the 2010 Notes for redemption;

  •
  if the average of the trading prices of the applicable 2010 Notes for a specified period is less than 100% of the average of the conversion values of the 2010 Notes during that period; provided, however, that no 2010 Notes may be converted based on the satisfaction of this condition during the six-month period immediately preceding each specified date on which the holders may require us to repurchase their notes (for example, with respect to the June 15, 2010 put date for the 2010 Notes, the 2010 Notes may not be converted from December 15, 2009 to June 15, 2010); or

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

12. LONG-TERM DEBT (Continued)

  •
  if we make certain significant distributions to holders of our common stock, if we enter into specified corporate transactions or if our common stock is neither listed for trading on a U.S. national securities exchange or any similar U.S. system of automated securities price dissemination (a "Fundamental Change").

        Upon the satisfaction of any one of these conditions, we would classify the then-aggregate outstanding principal balance of 2010 Notes as a current liability on our consolidated balance sheet.

        Each $1,000 principal amount of 2010 Notes is convertible into cash and shares of our common stock, if any, based on an amount (the "Daily Conversion Value"), calculated for each of the ten trading days immediately following the conversion date (the "Conversion Period"). The Daily Conversion Value for each trading day during the Conversion Period for each $1,000 aggregate principal amount of 2010 Notes is equal to one-tenth of the product of the then applicable conversion rate multiplied by the volume weighted average price of our common stock on that day.

        For each $1,000 aggregate principal amount of 2010 Notes surrendered for conversion, we will deliver the aggregate of the following for each trading day during the Conversion Period:

  (1)
  if the Daily Conversion Value for each trading day for each $1,000 aggregate principal amount of 2010 Notes exceeds $100.00, (a) a cash payment of $100.00 and (b) the remaining Daily Conversion Value in shares of our common stock; or

  (2)
  if the Daily Conversion Value for each trading day for each $1,000 aggregate principal amount of 2010 Notes is less than or equal to $100.00, a cash payment equal to the Daily Conversion Value.

        If the 2010 Notes are converted in connection with a Fundamental Change that occurs prior to June 15, 2010, we may also be obligated to pay an additional premium with respect to the 2010 Notes so converted.

  Convertible Note Hedge

        Concurrent with the private placement of the Old Notes, we purchased a convertible note hedge from Credit Suisse First Boston International ("CSFBI") at a cost of $258.6 million. We also sold to CSFBI warrants to purchase an aggregate of 12,939,689 shares of our common stock and received net proceeds from the sale of $178.3 million. Following the December 2006 amendment of the warrant agreements, the expiration of the warrants associated with the 2008 Notes, and conversions of 2010 Notes that occur from time to time, there remain outstanding warrants to purchase 3,532,035 shares of our common stock. In connection with our exchange of Old Notes for Zero Coupon Notes, we amended the convertible note hedge to reflect the mandatory net share settlement feature of the Zero Coupon Notes. Taken together, the convertible note hedge and warrants have the effect of increasing the effective conversion price of the Zero Coupon Notes from our perspective to $72.08 if held to maturity, a 50% premium to the last reported NASDAQ composite bid for our common stock on the day preceding the date of the original agreements. At our option, the warrants may be settled in either net cash or net shares; the convertible note hedge must be settled using net shares. Under the convertible note hedge, CSFBI will deliver to us the aggregate number of shares we are required to deliver to a holder of Zero Coupon Notes that presents such Zero Coupon Notes for conversion, provided, however, that if the market price per share of our common stock is above $72.08, we will be

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

12. LONG-TERM DEBT (Continued)

required to deliver either shares of our common stock or cash to CSFBI representing the value of the warrants in excess of the strike price of the warrants. In accordance with EITF No. 00-19 and SFAS 150, we recorded the convertible note hedge and warrants in additional paid-in capital as of June 30, 2003, and do not recognize subsequent changes in fair value. We also recognized a deferred tax asset of $90.5 million in the second quarter of 2003 for the effect of the future tax benefits related to the convertible note hedge.

        The warrants have a strike price of $72.08. The 3,532,035 warrants outstanding as of December 31, 2008 are associated with the 2010 Notes and expire on June 15, 2010. The warrants are exercisable only on the respective expiration dates (European style) or upon the conversion of the notes, if earlier.

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

13. STOCKHOLDERS' EQUITY

  Equity Compensation Plans

        We have established equity compensation plans for our employees, directors and certain other individuals. The Stock Option and Compensation Committee of our Board of Directors approves all grants and the terms of such grants, subject to ratification by the Board of Directors. We may grant non-qualified stock options under the Cephalon, Inc. 2004 Equity Compensation Plan (the "2004 Plan") and the Cephalon, Inc. 2000 Equity Compensation Plan (the "2000 Plan"), and also may grant incentive stock options and restricted stock units under the 2004 Plan. Stock options and restricted stock units generally become exercisable or vest ratably over four years from the grant date, and stock options must be exercised within ten years of the grant date. There are currently 14.0 million and 4.3 million shares authorized for issuance under the 2004 Plan and the 2000 Plan, respectively. At

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

13. STOCKHOLDERS' EQUITY (Continued)

December 31, 2008, the shares available for future grants of stock options or restricted stock units were 1,209,407, of which up to 116,300 may be issued as restricted stock units.

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

        Total stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 31:

	2008	2007	2006
Stock option expense	$26,018	$29,945	$31,370
Restricted stock unit expense	17,956	16,750	11,437

Total stock-based compensation expense*	$43,974	$46,695	$42,807

Total stock-based compensation expense after-tax	$28,583	$29,558	$27,097

    *
    Beginning with the second half of 2008, total stock-based compensation is allocated 4% to cost of sales, 38% to research and development and 58% to selling, general and administrative expenses based on the employees' compensation allocation between these line items. From 2006 through the first half of 2008, total stock-based compensation expense was recognized equally between research and development and selling, general and administrative expenses based on the employees' compensation allocation between these line items.

        Compensation expense is recognized in the period the employee performs the service in accordance with SFAS 123(R). For the year ended December 31, 2006, the impact of the adoption of SFAS 123(R) on basic and diluted income per common share was $0.32 and $0.28, respectively. The impact of capitalizing stock-based compensation was not significant at December 31, 2008, 2007 and 2006 respectively.

        During the second quarter of 2006, we elected to adopt the short-cut method of FASB Staff Position No. SFAS 123(R)-3 "The Transition Election Related to Accounting for the Tax Effects of Share Based Payment Awards" ("FSP SFAS 123(R)-3") to determine our pool of windfall tax benefits under SFAS 123(R). Under the short-cut method, our historical pool of windfall tax benefits was calculated as cumulative net increases to additional paid-in capital related to tax benefits from stock-

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

13. STOCKHOLDERS' EQUITY (Continued)

based compensation after the election date of SFAS 123 less the product of cumulative SFAS 123 compensation cost, as adjusted, multiplied by the blended statutory tax rate at adoption of SFAS 123(R). Using this calculation, we determined our historical windfall tax pool was zero as of January 1, 2006. Following the guidance within FSP SFAS 123(R)-3, we retrospectively applied the short-cut method to our consolidated financial statements for the three months ended March 31, 2006. Under the transition provisions of the short-cut method, for awards fully vested at the adoption date of SFAS 123(R) and subsequently settled, the pool of windfall tax benefits is equal to the total tax benefit recognized in additional paid-in capital upon settlement. Prior to the election of the short-cut method, we accounted for the on-going income tax effects for partially or fully vested awards as of the date of SFAS 123(R) adoption using the "as if" method of accounting required by the long-form method under SFAS 123(R). The retrospective application adjustments to our consolidated financial statements for the three months ended March 31, 2006 had no impact on our financial position or results of operations. For the three months ended March 31, 2006, there was no change to our total net cash flows; however, our net cash used for operating activities increased by $21.5 million to $33.6 million and our net cash provided by financing activities increased by $21.5 million to $127.9 million. Upon adoption during the second quarter of 2006, the impact of the election was not significant to our consolidated financial statements. The cumulative pool of windfall tax benefits was $48.0 million and $40.8 million as of December 31, 2008 and 2007, respectively.

        Based on our historical experience of stock option and restricted stock unit pre-vesting forfeitures, we have assumed the following weighted average expected forfeiture rates over the four year life of the stock option and restricted stock unit for all new stock options and restricted stock units granted, excluding stock options and restricted stock units granted to the Chief Executive Officer and members of the Board of Directors for which a zero forfeiture rate is assumed, for the years ended December 31:

	2008	2007	2006
Stock option expected forfeiture rate	13.9%	12.7%	12.2%
Restricted stock unit expected forfeiture rate	16.5%	14.4%	12.2%

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

13. STOCKHOLDERS' EQUITY (Continued)

        The fair value of each stock option grant at the grant date is calculated using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31:

	2008	2007	2006
Risk free interest rate	2.16%	3.73%	4.62%
Expected term (years)	5.62	5.64	6.18
Expected volatility	35.6%	32.5%	41.0%
Expected dividend yield	—%	—%	—%
Estimated fair value per stock option granted	$26.75	$28.64	$33.20

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

        On May 23, 2008, the 2004 Plan was further amended, following approval by Cephalon stockholders, to increase by 1,500,000 shares the total number of shares of common stock authorized for issuance under the 2004 Plan, from 12,450,000 shares to 13,950,000 shares. This amendment also provides that no more than 500,000 shares of common stock may be issued pursuant to restricted stock unit awards granted under the 2004 Plan after May 22, 2008.

  Stock Options

        The following tables summarize the aggregate stock option activity for the years ended December 31:

	2008
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1,	6,805,897	$59.70
Granted	1,215,900	72.63
Exercised	(957,865)	45.90
Forfeited	(293,263)	67.67
Expired	(127,554)	68.16

Outstanding, December 31,	6,643,115	$63.54	7.0	$89,959

Vested stock options at end of period	4,167,815	$58.61	5.0	$77,049

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

13. STOCKHOLDERS' EQUITY (Continued)

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

        As of December 31, 2008, there was $45.8 million of total unrecognized compensation cost related to outstanding stock options that is expected to be recognized over a weighted-average period of 1.6 years. For the years ended December 31, 2008, 2007 and 2006, we received net proceeds of $44.0 million, $93.9 million and $143.5 million, respectively, from the exercise of stock options.

        The intrinsic value of stock options exercised for the years ended December 31, 2008, 2007 and 2006 was $26.2 million, $50.2 million and $79.8 million, respectively. The estimated fair value of shares that vested for the years ended December 31, 2008, 2007 and 2006 was $24.8 million, $35.6 million and $40.8 million, respectively.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

13. STOCKHOLDERS' EQUITY (Continued)

  Restricted Stock Units

        The following tables summarize the restricted stock units activity for the years ended December 31:

	2008
	Shares	Weighted Average Fair Value
Nonvested, January 1,	747,050	$67.82
Granted	383,700	73.25
Vested	(253,837)	62.84
Forfeited	(85,025)	67.49

Nonvested, December 31,	791,888	$72.08

Intrinsic value as of December 31,	$61,007

	2007
	Shares	Weighted Average Fair Value
Nonvested, January 1,	709,900	$59.49
Granted	324,850	76.11
Vested	(250,125)	55.92
Forfeited	(37,575)	61.30

Nonvested, December 31,	747,050	$67.82

Intrinsic value as of December 31,	$53,608

	2006
	Shares	Weighted Average Fair Value
Nonvested, January 1,	624,575	$49.52
Granted	325,900	71.06
Vested	(180,125)	49.23
Forfeited	(60,450)	49.48

Nonvested, December 31,	709,900	$59.49

Intrinsic value as of December 31,	$49,984

        As of December 31, 2008, there was $38.7 million of total unrecognized compensation cost related to nonvested restricted stock units that is expected to be recognized over a weighted-average period of 1.6 years.

  Qualified Savings and Investment Plan

        We have a profit sharing plan pursuant to section 401(k) of the Internal Revenue Code. As of January 1, 2007, participants are permitted to contribute any whole percentage of their eligible annual

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

13. STOCKHOLDERS' EQUITY (Continued)

pre-tax compensation up to established federal limits on aggregate participant contributions. For the year ended December 31, 2006, participants were permitted to contribute up to 20% of their eligible annual pre-tax compensation up to established federal limits on aggregate participant contributions. Our discretionary matching contribution is made solely in cash on 100% of the employee elected salary deferral up to six % of eligible compensation. For the years ended December 31, 2008, 2007, and 2006, we contributed $12.3 million, $12.6 million and $11.8 million to the plan, respectively.

  Pro forma Aggregate Conversions or Exercises

        At December 31, 2008, the conversion or exercise of all outstanding stock options and restricted stock units would increase the outstanding number of shares of common stock by 7.4 million shares, or 11%. The conversion of our convertible subordinated notes and warrants into shares of Cephalon common stock in accordance with their terms is dependent upon actual stock price at the time of conversion.

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

14. EARNINGS PER SHARE ("EPS") (Continued)

the average market price is above the applicable conversion prices of the 2.0% and New Zero Coupon Notes), and include that number in the total diluted shares figure for the period.

        We have entered into convertible note hedge and warrant agreements that, in combination, have the economic effect of reducing the dilutive impact of the 2.0% Notes and the New Zero Coupon Notes. SFAS No. 128, "Earnings Per Share" ("SFAS 128"), however, requires us to analyze separately the impact of the convertible note hedge and warrant agreements on diluted EPS. As a result, the purchases of the convertible note hedges are excluded because their impact will always be anti-dilutive. SFAS 128 further requires that the impact of the sale of the warrants be computed using the treasury stock method. For example, using the treasury stock method, if the average price of our stock during the period ended December 31, 2008 had been $75.00, $85.00 or $95.00, the shares from the warrants to be included in diluted EPS would have been 2.1 million, 5.0 million and 7.3 million shares, respectively. The total number of shares that could potentially be included under the warrants is 26.8 million.

        The number of shares included in the diluted EPS calculation for the convertible subordinated notes and warrants for the years ended December 31:

(In thousands, except per share data)	2008	2007*	2006
Average market price per share of Cephalon stock	$69.42	$74.90	$66.05
Shares included in diluted EPS calculation:
2.0% Notes	5,747	—	5,755
New Zero Coupon Notes	813	—	1,553
Warrants related to 2.0% Notes	425	—	—	†
Warrants related to New Zero Coupon Notes	—	—	—	†

Total (Treasury Stock Method)	6,985	—	7,308

Other ("If-Converted" Method)	4	—	124

Total	6,989	—	7,432

    *
    Since there was a net loss for the year ended December 31, 2007, there is no impact from these notes or warrants on the number of diluted shares included in the diluted EPS calculation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

14. EARNINGS PER SHARE ("EPS") (Continued)

        The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted income (loss) per common share for the years ended December 31:

(In thousands, except per share data)	2008	As Adjusted 2007*	As Adjusted 2006*
Basic income (loss) per common share computation:
Numerator:
Net income (loss) used for basic income (loss) per common share	$222,548	$(194,125)	$146,509

Denominator:
Weighted average shares used for basic income (loss) per common share	68,018	66,597	60,507
Basic income (loss) per common share	$3.27	$(2.91)	$2.42

Diluted income (loss) per common share computation:
Numerator:
Net income (loss) used for basic income (loss) per common share	$222,548	$(194,125)	$146,509
Interest on convertible notes, net of tax	—	—	154

Net income (loss) used for diluted income (loss) per common share	$222,548	$(194,125)	$146,663

Denominator:
Weighted average shares used for basic income (loss) per common share	68,018	66,597	60,507
Effect of dilutive securities:
Convertible subordinated notes and warrants	6,989	—	7,432
Employee stock options and restricted stock units	1,090	—	1,733

Weighted average shares used for diluted income (loss) per common share	76,097	66,597	69,672

Diluted income (loss) per common share	$2.92	$(2.91)	$2.10

  *
  As adjusted for the retrospective application of a change in accounting method for inventory. See Note 1 for additional information.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

14. EARNINGS PER SHARE ("EPS") (Continued)

        The following reconciliation shows the shares excluded from the calculation of diluted income (loss) per common share as the inclusion of such shares would be anti-dilutive for the years ended December 31:

(In thousands)	2008	2007	2006
Weighted average shares excluded:
Convertible subordinated notes and warrants	25,006	35,042	26,821
Employee stock options and restricted stock units	2,963	2,888	2,693

	27,969	37,930	29,514

15. COMMITMENTS AND CONTINGENCIES

  Leases

        We lease certain of our offices and automobiles under operating leases in the United States and Europe that expire at various times through 2022. Lease expense under all operating leases totaled $22.6 million, $22.7 million and $20.0 million in 2008, 2007, and 2006, respectively.

        Estimated lease expense for each of the next five years as of December 31, 2008 is as follows:

2009	$18,379
2010	15,119
2011	12,003
2012	9,904
2013	9,383
2014 and thereafter	29,662

$94,450

  Cephalon Clinical Partners, L.P.

        In August 1992, we exclusively licensed our rights to MYOTROPHIN Injection for human therapeutic use within the United States, Canada and Europe to Cephalon Clinical Partners, L.P. ("CCP"). Development and clinical testing of MYOTROPHIN is performed on behalf of CCP under a research and development agreement with CCP.

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

15. COMMITMENTS AND CONTINGENCIES (Continued)

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

        We also received rights to certain modafinil-related intellectual property developed by each party and in exchange for these rights, we agreed to make payments to Barr, Ranbaxy and Teva collectively totaling up to $136.0 million, consisting of upfront payments, milestones and royalties on net sales of our modafinil products. In order to maintain an adequate supply of the active drug substance modafinil, we entered into agreements with three modafinil suppliers whereby we have agreed to purchase minimum amounts of modafinil through 2012, with aggregate remaining purchase commitments totaling $57.8 million as of December 31, 2008. Based on our current assessment, we have recorded a reserve of $26.0 million for purchase commitments for modafinil raw materials not expected to be utilized. See Note 7 herein.

        We filed each of the settlements with both the U.S. Federal Trade Commission (the "FTC") and the Antitrust Division of the U.S. Department of Justice (the "DOJ") as required by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Modernization Act"). The FTC conducted an investigation of each of the PROVIGIL settlements and, in February 2008, filed suit against us in the U.S. District Court for the District of Columbia challenging the validity of the settlements and related agreements entered into by us with each of Teva, Mylan, Ranbaxy and Barr. We filed a motion to transfer the case to the U.S. District Court for the Eastern District of Pennsylvania, which was granted in April 2008. The complaint alleges a violation of Section 5(a) of the Federal Trade Commission Act and seeks to permanently enjoin us from maintaining or enforcing these agreements and from engaging in similar conduct in the future. We believe the FTC complaint is without merit and we have filed a motion to dismiss the case. While we intend to vigorously defend ourselves and the

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

15. COMMITMENTS AND CONTINGENCIES (Continued)

propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

        Numerous private antitrust complaints have been filed in the U.S. District Court for the Eastern District of Pennsylvania, each naming Cephalon, Barr, Mylan, Teva and Ranbaxy as co-defendants and claiming, among other things, that the PROVIGIL settlements violate the antitrust laws of the United States and, in some cases, certain state laws. These actions have been consolidated into a complaint on behalf of a class of direct purchasers of PROVIGIL and a separate complaint on behalf of a class of consumers and other indirect purchasers of PROVIGIL. A separate complaint filed by an indirect purchaser of PROVIGIL was filed in September 2007. The plaintiffs in all of these actions are seeking monetary damages and/or equitable relief. We moved to dismiss the class action complaints in November 2006 and those motions are still pending.

        Separately, in June 2006, Apotex, Inc., a subsequent ANDA filer seeking FDA approval of a generic form of modafinil, filed suit against us, also in the U.S. District Court for the Eastern District of Pennsylvania, alleging similar violations of antitrust laws and state law. Apotex asserts that the PROVIGIL settlement agreements improperly prevent it from obtaining FDA approval of its ANDA, and seeks monetary and equitable remedies. Apotex also seeks a declaratory judgment that the '516 Patent is invalid, unenforceable and/or not infringed by its proposed generic. In late 2006, we filed a motion to dismiss the Apotex case, which is pending. Separately, in April 2008, the Federal Court of Canada dismissed our application to prevent regulatory approval of Apotex's generic modafinil tablets in Canada. We have learned that Apotex has launched its generic modafinil tablets in Canada, and we intend to initiate a patent infringement lawsuit against Apotex. We believe that the private antitrust complaints described in the preceding paragraph and the Apotex antitrust complaint are without merit. While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

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

  AMRIX Patent Litigation

        In October 2008, Cephalon and Eurand, Inc. ("Eurand"), received Paragraph IV certification letters relating to ANDAs submitted to the FDA by Mylan Pharmaceuticals, Inc. and Barr Laboratories, Inc., each requesting approval to market and sell a generic version of the 15 mg and 30 mg strengths of AMRIX. In November 2008, we received a similar certification letter from Impax Laboratories, Inc. Mylan and Impax each allege that the U.S. Patent Number 7,387,793 (the "Eurand Patent"), entitled "Modified Release Dosage Forms of Skeletal Muscle Relaxants," issued to Eurand

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

15. COMMITMENTS AND CONTINGENCIES (Continued)

will not be infringed by the manufacture, use or sale of the product described in the applicable ANDA and reserves the right to challenge the validity and/or enforceability of the Eurand Patent. Barr alleges that the Eurand Patent is invalid, unenforceable and/or will not be infringed by its manufacture, use or sale of the product described in its ANDA. The Eurand Patent does not expire until February 26, 2025. In late November 2008, Cephalon and Eurand filed a lawsuit in U.S. District Court in Delaware against Mylan (and its parent) and Barr (and its parent) for infringement of the Eurand Patent. In January 2009, Cephalon and Eurand filed a lawsuit in U.S. District Court in Delaware against Impax for infringement of the Eurand Patent. Under the provisions of the Hatch-Waxman Act, the filing of these lawsuits stays any FDA approval of each ANDA until the earlier of a district court judgment in favor of the ANDA holder or 30 months from the date of our receipt of the respective Paragraph IV certification letter.

  FENTORA Patent Litigation

        In April 2008 and June 2008, we received Paragraph IV certification letters relating to ANDAs submitted to the FDA by Watson Laboratories, Inc. and Barr, respectively, requesting approval to market and sell a generic equivalent of FENTORA. Both Watson and Barr allege that our U.S. Patent Numbers 6,200,604 and 6,974,590 covering FENTORA are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of the product described in their respective ANDAs. The 6,200,604 and 6,974,590 patents cover methods of use for FENTORA and do not expire until 2019. In June 2008 and July 2008, we and our wholly-owned subsidiary, CIMA LABS, filed lawsuits in U.S. District Court in Delaware against Watson and Barr for infringement of these patents. Under the provisions of the Hatch-Waxman Act, the filing of these lawsuits stays any FDA approval of each ANDA until the earlier of a district court judgment in favor of the ANDA holder or 30 months from the date of our receipt of the respective Paragraph IV certification letter.

        While we intend to vigorously defend the AMRIX and FENTORA intellectual property rights, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

  U.S. Attorney's Office and Connecticut Attorney General Investigations and Related Matters

        In early November 2007, we announced that we had reached an agreement in principle with the U.S. Attorney's Office ("USAO") in Philadelphia and the DOJ with respect to the USAO investigation that began in September 2004. In September 2008, to finalize our previously announced agreement in principle, we entered into a settlement agreement (the "Settlement Agreement") with the DOJ, the USAO, the Office of Inspector General of the Department of Health and Human Services ("OIG"), TRICARE Management Activity, the U.S. Office of Personnel Management (collectively, the "United States") and the relators identified in the Settlement Agreement (the "Relators") to settle the outstanding False Claims Act claims alleging off-label promotion of ACTIQ and PROVIGIL from January 1, 2001 through December 31, 2006 and GABITRIL from January 2, 2001 through February 18, 2005 (the "Claims"). As part of the Settlement Agreement we agreed to pay a total of $375 million (the "Payment") plus interest of $11.3 million. We also agreed to pay the Relators' attorneys' fees of $0.6 million. Pursuant to the Settlement Agreement, the United States and the Relators released us from all Claims and the United States agreed to refrain from seeking our

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

15. COMMITMENTS AND CONTINGENCIES (Continued)

exclusion from Medicare/Medicaid, the TRICARE Program or other federal health care programs. In connection with the Settlement Agreement, we pled guilty to one misdemeanor violation of the U.S. Food, Drug and Cosmetic Act and agreed to pay $50 million (in addition to the Payment), of which $40 million applied to a criminal fine and $10 million applied to satisfy the forfeiture obligation. All of the payments described above were made in the fourth quarter of 2008.

        As part of the Settlement Agreement, we entered into a five-year Corporate Integrity Agreement (the "CIA") with the OIG. The CIA provides criteria for establishing and maintaining compliance. We are also subject to periodic reporting and certification requirements attesting that the provisions of the CIA are being implemented and followed. We also agreed to enter into a State Settlement and Release Agreement (the "State Settlement Agreement") with each of the 50 states and the District of Columbia. Upon entering into the State Settlement Agreement, a state will receive its portion of the Payment allocated for the compensatory state Medicaid payments and related interest amounts. Each state also agrees to refrain from seeking our exclusion from its Medicaid program.

        In September 2008, we also announced that we had entered into an Assurance of Voluntary Compliance (the "Connecticut Assurance") with the Attorney General of the State of Connecticut and the Commissioner of Consumer Protection of the State of Connecticut (collectively, "Connecticut") to settle Connecticut's investigation of our promotion of ACTIQ, GABITRIL and PROVIGIL. Pursuant to the Connecticut Assurance, (i) we agreed to pay a total of $6.15 million to Connecticut, of which $3.8 million will fund Connecticut Department of Public Health cancer initiatives and $0.2 million will fund a state electronic prescription monitoring program; and (ii) Connecticut released us from any claim relating to the promotional practices that were the subject of Connecticut's investigation. On the same date we also entered into an Assurance of Discontinuance (the "Massachusetts Settlement Agreement") with the Attorney General of the Commonwealth of Massachusetts ("Massachusetts") to settle Massachusetts' investigation of our promotional practices with respect to fentanyl-based products. Pursuant to the Massachusetts Settlement Agreement, (i) we agreed to pay a total of $0.7 million to Massachusetts, of which $0.45 million will fund Massachusetts cancer initiatives and benefit consumers in Massachusetts; and (ii) Massachusetts released us from any claim relating to the promotional practices that were the subject of Massachusetts' investigation.

        In late 2007, we were served with a series of putative class action complaints filed on behalf of entities that claim to have purchased ACTIQ for uses outside of the product's approved label in non-cancer patients. The complaints allege violations of various state consumer protection laws, as well as the violation of the common law of unjust enrichment, and seek an unspecified amount of money in actual, punitive and/or treble damages, with interest, and/or disgorgement of profits. In May 2007, the plaintiffs filed a consolidated and amended complaint that also allege violations of RICO and conspiracy to violate RICO. In February 2009, we were served with an additional putative class action complaint filed on behalf of two health and welfare trust funds that claim to have purchased GABITRIL and PROVIGIL for uses outside the products' approved labels. The complaint alleges violations of RICO and the common law of unjust enrichment and seeks an unspecified amount of money in actual, punitive and/or treble damages, with interest. We believe the allegations in the complaint are without merit, and we intend to vigorously defend ourselves in these matters and in any similar actions that may be filed in the future. These efforts will be both expensive and time consuming

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

15. COMMITMENTS AND CONTINGENCIES (Continued)

and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

        In March 2007 and March 2008, we received letters requesting information related to ACTIQ and FENTORA from Congressman Henry A. Waxman in his capacity as Chairman of the House Committee on Oversight and Government Reform. The letters request information concerning our sales, marketing and research practices for ACTIQ and FENTORA, among other things. We have cooperated with these requests and provided documents and other information to the Committee.

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

  DURASOLV

        In the third quarter of 2007, the PTO notified us that, in response to re-examination petitions filed by a third party, the Examiner rejected the claims in the two U.S. patents for our DURASOLV ODT technology. We disagree with the Examiner's position, and we filed notices of appeal of the PTO's decisions in the fourth quarter of 2007 regarding one patent and in the second quarter of 2008 regarding the second patent. The appeals are pending. While we intend to vigorously defend these patents, these efforts, ultimately, may not be successful. The invalidity of the DURASOLV patents could have a material adverse impact on revenues from our drug delivery business.

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

  Other Commitments

        We have committed to make potential future "milestone" payments to third parties as part of our in-licensing and development programs primarily in the area of research and development agreements. Payments generally become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable, we have not recorded a liability on our balance sheet for any such

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

15. COMMITMENTS AND CONTINGENCIES (Continued)

contingencies. As of December 31, 2008, the potential milestone and other contingency payments due under current contractual agreements are $701.7 million.

        We have committed to make future minimum payments to third parties for certain raw material inventories. Under these contracts, we have agreed to purchase minimum amounts of modafinil through 2012, with aggregate purchase commitments totaling $57.8 million as of December 31, 2008. Based on our current assessment, we have recorded a reserve of $26.0 million for purchase commitments for modafinil raw materials not expected to be utilized. The minimum purchase commitments totaled $83.0 million as of December 31, 2007, the majority of which relate to modafinil and armodafinil.

        Acusphere liabilities represent contractual obligations of Acusphere for intellectual property rights, equipment financing, construction financing and lease obligations. Acusphere's creditors have no recourse to the general credit of Cephalon.

16. INCOME TAXES

        In July 2006, the FASB issued FIN 48 which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, a company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based solely on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. We adopted the provisions of FIN 48 on January 1, 2007, and as a result of the adoption of FIN 48, we recognized a $33.9 million increase in the liability for unrecognized tax benefits. This increase in liability resulted in a decrease to the January 1, 2007 retained earnings balance in the amount of $7.2 million, a net reduction in deferred tax liabilities of $18.5 million and a net increase in deferred tax assets of $8.2 million.

        Unrecognized tax benefits for the year ended December 31:

	2008	2007(1)
Unrecognized tax benefits beginning of year	$79,593	$50,551
Gross change for current year positions	7,591	15,890
Increase for prior period positions	2,986	15,348
Decrease for prior period positions	(21,347)	(2,196)
Decrease due to settlements and payments	(6,221)	—
Decrease due to statute expirations	—	—

Unrecognized tax benefits end of year	$62,602	$79,593

    (1)
    Year of adoption

        The amount of unrecognized tax benefits at December 31, 2008 is $62.6 million and $79.6 million at December 31, 2007 of which $27.5 million and $27.8 million would impact our effective tax rate,

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

16. INCOME TAXES (Continued)

respectively, if recognized. We do not believe that the total amount of unrecognized tax benefits will increase or decrease significantly over the next twelve months.

        Interest expense related to income taxes is included in interest expense. Net interest benefit related to unrecognized tax benefits for the year ended December 31, 2008 was $0.9 million compared to an expense of $2.5 million in 2007, principally due to the settlement of the 2003-2005 Internal Revenue Service ("IRS") audit. Accrued interest expense as of December 31, 2008 and December 31, 2007 was $3.0 million and $3.9 million respectively. Income tax penalties are included in other income (expense). Tax penalties decreased during the year by $0.9 million. Accrued tax penalties are not significant.

        During 2008 the IRS has completed its examination of Cephalon, Inc.'s 2003, 2004 and 2005 federal income tax returns. We have been contacted by the IRS to begin the examination of the Cephalon, Inc. U.S. federal income tax returns for the years 2006 and 2007 during the first quarter of 2009. Cephalon, Inc. remains open for examination by the IRS for the tax years ended 2006, 2007 and 2008. Zeneus Pharma S.a.r.L. is under examination by the French Tax Authorities for 2003 and 2004. During 2008 Cephalon France completed its income tax audit for the years 2004 and 2005 with no material findings. During the fourth quarter of 2008 Cephalon Pharma GmbH, in Germany, completed its examination for 2000-2004 with no material findings. Cephalon Germany GmbH is under examination for years 2004-2008. Cephalon Pharma S.L., in Spain, is under examination for 2003 and during 2008 agreed to a proposal from the Spanish authorities to settle this examination. We have reserved our right to appeal this settlement. Our filings in the United Kingdom remain open to examination for 2005-2008. In other significant foreign jurisdictions, the tax years that remain open for potential examination range from 2001-2008. We do not believe at this time that the results of these examinations will have a material impact on the financial statements.

        In the regular course of business, various state and local tax authorities also conduct examinations of our state and local income tax returns. Depending on the state, state income tax returns are generally subject to examination for a period of three to five years after filing. The state impact of any federal changes from the 2003-2005 IRS settlement is expected not to be material but will be subject to examinations, and the 2006-2008 calendar years, remains subject to examination by various states for a period of up to one year after formal notification to the states. We currently have several state income tax returns in the process of examination.

        During 2008, we recognized a tax benefit of $84.5 million, of which $82.3 million related to the settlement with the USAO, for which the related expense was recorded in 2007 and $2.2 million related to the settlements with Connecticut and Massachusetts, for which the related expense was recorded in the third quarter of 2008. These settlements are discussed in Note 15. During 2008 we realized a net benefit of $11.1 million related to the release of reserves related to the settlement of Cephalon, Inc.'s 2003-2005 IRS audit.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

16. INCOME TAXES (Continued)

        The components of income (loss) before income taxes, and after minority interest, for the years ended December 31:

	2008	As Adjusted 2007*	As Adjusted 2006*
United States	$225,535	$(36,922)	$310,172
Foreign	(23,652)	(35,321)	(69,244)

Total	$201,883	$(72,243)	$240,928

    *
    As adjusted for the retrospective application of a change in accounting method for inventory. See Note 1 for additional information.

        The components of the provision (benefit) for income taxes for the years ended December 31:

	2008	As Adjusted 2007*	As Adjusted 2006*
Current taxes:
United States	$21,587	$101,090	$61,182
Foreign	5,519	19,497	4,679
State	3,118	3,656	(487)

	30,224	124,243	65,374

Deferred taxes:
United States	(30,724)	32,765	35,493
Foreign	(29,234)	(95,299)	(13,052)
State	(4,901)	1,684	(8,092)

	(64,859)	(60,850)	14,349
Change in valuation allowance	13,970	58,489	14,696

	(50,889)	(2,361)	29,045

Total	$(20,665)	$121,882	$94,419

    *
    As adjusted for the retrospective application of a change in accounting method for inventory. See Note 1 for additional information.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

16. INCOME TAXES (Continued)

        A reconciliation of the United States Federal statutory rate to our effective tax rate for the years ended December 31:

	2008	As Adjusted 2007*	As Adjusted 2006*
U.S. Federal statutory rate—expense (benefit)	35.0%	(35.0)%	35.0%
Manufacturers' deduction	—	(8.8)	(0.8)
Meals and entertainment	1.7	4.0	1.0
Executive compensation	1.9	5.4	1.4
Other permanent book/tax differences	0.9	3.3	0.5
Revision of prior years' estimates	4.2	(15.1)	0.2
State income taxes, net of U.S. federal tax benefit	(2.0)	8.4	(2.2)
Tax rate differential & permanent items on foreign income	(2.6)	(88.2)	1.5
Change in valuation allowance	6.5	90.7	6.1
Research and development credit	(10.1)	(11.7)	(1.2)
Settlement reserve	(40.8)	206.1	—
Non-deductible loss of variable interest entity	2.0	—	—
Change in reserve for contingent liability	(7.1)	9.7	(2.6)
Other	0.2	(0.1)	0.3

Consolidated effective tax rate	(10.2)%	168.7%	39.2%

    *
    As adjusted for the retrospective application of a change in accounting method for inventory. See Note 1 for additional information.

        For the year ended December 31, 2007, we recorded reserves totaling $425.0 million related to the resolution of the U.S. Attorney's investigation discussed in Note 15. However, the tax benefit was not recorded until 2008 when the agreement was reached and the nature of the settlement payments was defined.

        Deferred income taxes reflect the tax effects of temporary differences between the bases of assets and liabilities recognized for financial reporting purposes and tax purposes, and net operating loss and

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

16. INCOME TAXES (Continued)

tax credit carryforwards. Significant components of net deferred tax assets and deferred tax liabilities at December 31:

	2008	As Adjusted 2007*
Deferred tax assets:
Net operating loss carryforwards	$172,962	$158,384
Original issue discount	97,896	109,970
Capitalized research and development expenditures	6,096	11,081
Unrealized profit in inventory	89,040	61,493
Research and development tax credits	14,912	6,208
Acquired product rights and intangible assets	33,108	90,998
Reserves and accrued expenses	64,256	30,005
Alternative minimum tax credit carryforwards	461	13
Deferred revenue	1,014	1,259
Deferred compensation	8,466	8,736
SFAS 123(R) stock-based compensation expense	22,675	15,883
Deferred charges on convertible debentures	7,323	9,431
Accounts receivable discounts and allowance	39,041	28,174
Other comprehensive income	1,025	—
Other, net	3,257	3,867

Total deferred tax assets	561,532	535,502
Valuation allowance	(140,448)	(132,949)

Net deferred tax assets	$421,084	$402,553

Deferred tax liabilities:
Acquired intangible assets from Group Lafon acquisition	$18,338	$30,319
Acquired intangible assets from CIMA LABS acquisition	24,344	28,250
Acquired intangible assets from CTI acquisition	12,500	14,586
Acquired intangible assets from Zeneus acquisition	43,450	49,034
Deferred revenue	91	1,816
Fixed assets	32,609	10,704
Other comprehensive income	—	206
Other	843	158

Total deferred tax liabilities	$132,175	$135,073

Net deferred tax assets	$288,909	$267,480

    *
    As adjusted for the retrospective application of a change in accounting method for inventory. See Note 1 for additional information.

        In accordance with SFAS 109, the above overall net deferred tax assets for the year ended December 31, 2008 and 2007 are presented in the consolidated balance sheet as: current deferred tax assets, net; non-current deferred tax assets, net; and long-term deferred tax liabilities, net.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

16. INCOME TAXES (Continued)

        At December 31, 2008, we had gross operating loss carryforwards for U.S. federal income tax purposes of $68.8 million and apportioned state gross operating losses of $645.9 million that expire in varying years starting in 2009. We also have foreign gross operating losses of $427.4 million, of which $105.2 million will begin to expire in 2009 and $322.2 million may be carried forward with indefinite expiration dates. Federal and state research tax credits of $14.9 million are available to offset future tax liabilities and expire starting in 2009. The amount of U.S. federal net operating loss carryforwards that can be utilized in any one period will be limited by federal income tax regulations since a change in ownership as defined in Section 382 of the Internal Revenue Code occurred in the prior years. We do not believe that such limitation will have a material adverse impact on the utilization of the net operating loss carryforwards, but we do believe it will affect utilization of tax credit carryforwards.

        We believe that all of our domestic federal net operating loss carryforwards, portions of foreign operating loss carryforwards, domestic tax credits and certain other deferred tax assets are not more likely than not to be recovered. The remaining deferred tax assets are offset by a valuation allowance of $140.4 million and $132.9 million at December 31, 2008 and 2007, respectively. This consists of certain state tax credits, existing and acquired foreign and state operating loss carryforwards that we believe are not more likely than not to be recovered. A portion of the remaining valuation allowance at December 31, 2008 and December 31, 2007 in the amount of $ 23.1 million and $28.2 million respectively relate to acquired foreign net operating losses for which upon release of the associated valuation allowance a benefit to income may result. For the year ended December 31, 2008, the increase in valuation allowance of $7.5 million was principally due to an increase of $17.8 million in the company's U.S. state and foreign net operating losses that are not more likely than not to be recovered, partially offset by decreases of $4.7 million due to currency translation adjustments and $4.4 million due to the release of the valuation allowance to acquired foreign net operating losses, for which a reduction in goodwill was recorded.

        The tax benefits associated with employee exercises of non-qualified stock options and disqualifying dispositions of stock acquired with incentive stock options reduce taxes payable. Tax benefits of $7.3 million and $13.6 million associated with the exercise of employee stock options and other equity compensation were recorded to additional paid-in capital for the years ended December 31, 2008 and 2007, respectively.

        Our foreign subsidiaries had no net unremitted earnings at December 31, 2008 and 2007. To the extent a subsidiary has unremitted earnings, such amounts have been included in the consolidated financial statements without giving effect to deferred taxes since it is management's intent to reinvest such earnings in foreign operations.

        The deferred assets and liabilities included within the consolidated results from the activities of the variable interest entity are not realizable benefits and or liabilities to Cephalon. See Note 2 for additional information.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

17. SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2008 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Statement of Operations Data:
Net sales	$534,861	$489,664	$485,042	$433,897
Gross profit	435,338	368,187	383,724	343,981
Net income	$11,586	$112,043	$60,068	$38,851

Basic income per common share	$0.17	$1.64	$0.89	$0.57

Weighted average number of common shares outstanding	68,505	68,118	67,777	67,665

Diluted income per common share	$0.15	$1.42	$0.80	$0.52

Weighted average number of common shares outstanding-assuming dilution	77,823	78,920	74,852	74,286

	2007 Quarter Ended
	As Adjusted December 31*,	September 30,	June 30,	March 31,
Statement of Operations Data:
Net sales	$439,497	$428,729	$435,194	$423,879
Gross profit	345,776	346,471	352,028	337,333
Net income (loss)	$41,761	$(306,763)	$(4,308)	$75,185

Basic income (loss) per common share	$0.62	$(4.58)	$(0.06)	$1.14

Weighted average number of common shares outstanding	67,187	66,931	66,445	65,806

Diluted income (loss) per common share	$0.53	$(4.58)	$(0.06)	$0.99

Weighted average number of common shares outstanding-assuming dilution	78,734	66,931	66,445	75,835

*
The fourth quarter of 2007 has been adjusted for the retrospective application of a change in accounting method for inventory. See Note 1 for additional information.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

18. SEGMENT INFORMATION

        Revenues by segment for the years ended December 31:

	2008			2007			2006
	United States	Europe	Total	United States	Europe	Total	United States	Europe	Total
Sales:
PROVIGIL	$924,986	$63,432	$988,418	$801,639	$50,408	$852,047	$691,779	$43,052	$734,831
GABITRIL	52,441	8,256	60,697	50,642	6,668	57,310	54,971	4,316	59,287

CNS	977,427	71,688	1,049,115	852,281	57,076	909,357	746,750	47,368	794,118
ACTIQ	122,980	53,541	176,521	199,407	40,665	240,072	550,390	27,252	577,642
Generic OTFC	95,760	—	95,760	129,033	—	129,033	54,801	—	54,801
FENTORA	155,246	—	155,246	135,136	—	135,136	29,250	—	29,250
AMRIX	73,641	—	73,641	8,401	—	8,401	—	—	—

Pain	447,627	53,541	501,168	471,977	40,665	512,642	634,441	27,252	661,693
TREANDA	75,132	—	75,132	—	—	—	—	—	—
Other Oncology	18,566	91,919	110,485	16,561	76,316	92,877	12,617	63,425	76,042

Oncology	93,698	91,919	185,617	16,561	76,316	92,877	12,617	63,425	76,042
Other	49,667	157,897	207,564	52,702	159,721	212,423	43,467	144,852	188,319

Total Sales	1,568,419	375,045	1,943,464	1,393,521	333,778	1,727,299	1,437,275	282,897	1,720,172
Other Revenues	29,546	1,544	31,090	40,149	5,190	45,339	35,399	8,498	43,897

Total External Revenues	1,597,965	376,589	1,974,554	1,433,670	338,968	1,772,638	1,472,674	291,395	1,764,069

Inter-Segment Revenues	22,397	99,686	122,083	26,092	100,992	127,084	14,806	88,879	103,685
Elimination of Inter-Segment Revenues	(22,397)	(99,686)	(122,083)	(26,092)	(100,992)	(127,084)	(14,806)	(88,879)	(103,685)

Total Revenues	$1,597,965	$376,589	$1,974,554	$1,433,670	$338,968	$1,772,638	$1,472,674	$291,395	$1,764,069

        Income (loss) before income taxes and after minority interest by segment for the years ended December 31:

	2008	As Adjusted 2007*	As Adjusted 2006*
United States	$222,710	$(53,380)	$297,862
Europe	(20,827)	(18,863)	(56,934)

Total	$201,883	$(72,243)	$240,928

        Long-lived assets by segment at December 31:

	2008	As Adjusted 2007*
United States	$1,395,840	$1,412,337
Europe	443,826	656,617

Total	$1,839,666	$2,068,954

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

18. SEGMENT INFORMATION (Continued)

        Total assets by segment at December 31:

	2008	As Adjusted 2007*
United States	$2,379,271	$2,587,557
Europe	789,917	908,969

Total	$3,169,188	$3,496,526

    *
    As adjusted for the retrospective application of a change in accounting method for inventory. See Note 1 for additional information.

        Revenues and income (loss) before income taxes are attributed to geographic areas based on customer location. Income (loss) before income taxes exclude inter-segment transactions.

19. SUBSEQUENT EVENTS

  Ception Therapeutics, Inc.

        On January 13, 2009, we entered into an option agreement (the "Ception Option Agreement") with Ception Therapeutics, Inc. Under the terms of the Ception Option Agreement, we have the irrevocable option (the "Ception Option") to purchase all of the outstanding capital stock on a fully diluted basis of Ception at any time on or prior to the expiration of the Option Period (as defined below). As consideration for the Ception Option, we paid $50 million to Ception and also paid certain Ception stockholders an aggregate of $50 million. We, in our sole discretion, may exercise the Ception Option by providing written notice to Ception at any time during the period from January 13, 2009 to and including the date that (i) is fifteen business days after our receipt of the final study report for Ception's ongoing Phase IIb/III clinical trial for reslizumab in pediatric patients with eosinophilic esophagitis ("Res-5-0002 EE Study") indicating that the co-primary endpoints have been achieved or (ii) is thirty business days after our receipt of the final study report for Res-5-0002 EE Study indicating that the co-primary endpoints have not been achieved (the "Option Period"). We anticipate that the Res-5-0002 EE Study will be completed in the fourth quarter of 2009. If the data are positive and we exercise the Ception Option, we intend to file a Biologics License Application for reslizumab with the FDA in 2010. If we exercise the Ception Option, we have agreed to pay a total of $250 million in exchange for all the outstanding capital stock of Ception on a fully-diluted basis. Ception stockholders also could receive (i) additional payments related to clinical and regulatory milestones and (ii) royalties related to net sales of products developed from Ception's program to discover small molecule, orally-active, anti-TNF (tumor necrosis factor) receptor agents. In November 2008, we paid a $25 million non-refundable fee to Ception for exclusive rights to negotiate the Ception Option. This payment was credited against the Ception Option Agreement payments.

        In accordance with FIN 46R, we have determined that effective on January 13, 2009 Ception is a variable interest entity for which we are the primary beneficiary. As a result, as of January 13, 2009 we will include the financial condition and results of operations of Ception in our consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

19. SUBSEQUENT EVENTS (Continued)

  LUPUZOR License

        In November 2008, we entered into an option agreement (the "Immupharma Option Agreement") with ImmuPharma PLC providing us with an option to obtain an exclusive, worldwide license to the investigational medication LUPUZOR™ for the treatment of systemic lupus erythematosus. In January 2009, we exercised the option and entered into a Development and Commercialization Agreement (the "Immupharma License Agreement") with Immupharma based on a review of interim results of a Phase IIb study for LUPUZOR. Under the terms of the Immupharma Option Agreement, we paid ImmuPharma a $15 million upfront option payment upon execution and will pay a one-time $30 million license fee by early March 2009. Under the Immupharma License Agreement, Immupharma may receive (i) up to approximately $500 million in milestone payments (including the option and license fees) upon the achievement of regulatory and sales milestones and (ii) royalties on the net sales of LUPUZOR. We will assume all expenses for the remainder of the term of the Phase IIb study, the Phase III study, regulatory filings and, assuming regulatory approval, subsequent commercialization of the product.

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

(c) Attestation Report of the Registered Public Accounting Firm

        The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Part II, Item 8 of this Annual Report on Form 10-K and incorporated into this Item 9A by reference.

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

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

        The information required by Item 10 is incorporated herein by reference to the information contained under the caption "Proposal 1—Election of Directors" in our definitive proxy statement related to the 2009 annual meeting of stockholders.

Executive Officers

        The information concerning our executive officers required by this Item 10 is provided under the caption "Executive Officers of the Registrant" in Part I hereof.

Section 16(a) Beneficial Ownership Reporting Compliance

        The information concerning Section 16(a) Beneficial Ownership Reporting Compliance by our directors and executive officers is incorporated by reference to the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement related to the 2009 annual meeting of stockholders.

Code of Ethics

        The information concerning our Code of Ethics is incorporated by reference to the information contained under the caption "Governance of the Company—Does the Company have a 'Code of Ethics'?" in our definitive proxy statement related to the 2009 annual meeting of stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated by reference to the information contained in our definitive proxy statement related to the 2009 annual meeting of stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated by reference to the information contained in our definitive proxy statement related to the 2009 annual meeting of stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is incorporated by reference to the information contained in our definitive proxy statement related to the 2009 annual meeting of stockholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 is incorporated by reference to the information contained in our definitive proxy statement related to the 2009 annual meeting of stockholders.

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

1.
FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

    Report of Management.

    Report of Independent Registered Public Accounting Firm.

    Consolidated Balance Sheets as of December 31, 2008 and 2007.

    Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006.

    Consolidated Statements of Stockholders' Equity for the years ended December 31, 2008, 2007 and 2006.

    Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006.

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

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among Cephalon, Inc., Cepsal Acquisition Corp., Salmedix, Inc., David S. Kabakoff, Arnold L. Oronsky, and Paul Klingenstein dated May 12, 2005, filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2005
2.2
Share Purchase Agreement dated as of December 5, 2005 between Cephalon, Inc., Cephalon International Holdings, Inc. and certain shareholders of Zeneus Holdings Limited, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on December 22, 2005.
3.1(a)	Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
3.1(b)	Certificate of Amendment of Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002.
3.1(c)	Certificate of Amendment of Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 17, 2007.
3.2	Second Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 12, 2008.
4.1	Specimen copy of stock certificate for shares of Common Stock of the Registrant, filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
4.2(a)	Second Amended and Restated Rights Agreement, dated October 27, 2003 between Cephalon, Inc. and StockTrans, Inc. as Rights Agent, filed as Exhibit 1 to the Company's Form 8-A/12G on October 27, 2003.
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
4.4(a)	Indenture dated as of December 20, 2004 between the Registrant and U.S. Bank National Association, filed as Exhibit 4.l to the Company's Current Report on Form 8-K filed on December 21, 2004.

Exhibit No.	Description
4.4(b)	Registration Rights Agreement, dated as of December 20, 2004, between Cephalon, Inc. and U.S. Bank, National Association, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 21, 2004.
4.5(a)	Indenture, dated June 7, 2005, between Cephalon, Inc. and U.S. Bank, National Association, as trustee, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 8, 2005.
4.5(b)	Form of 2.00% convertible senior subordinated notes due 2015, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on June 8, 2005.
†10.1(a)	Restated Executive Severance Agreement between Frank Baldino, Jr. and Cephalon, Inc. dated June 24, 2008, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 25, 2008.
†10.1(b)	Form of Restated Executive Severance Agreement between Certain Executives and Cephalon, Inc. dated June 24, 2008, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 24, 2008.
†10.1(c)	List of Executive Officers subject to the Form of Severance Agreement between Certain Executive Officers and the Company (see Exhibit 10.1(b) above).
†10.1(d)
Amendment 2008-1 to the Restated Executive Severance Agreement between Frank Baldino, Jr. and Cephalon, Inc. dated as of December 31, 2008, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 7, 2009.
†10.1(e)
Form of Amendment 2008-1 to the Restated Executive Severance Agreement between certain executive officers and Cephalon, Inc. dated as of December 31, 2008, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 7, 2009.
†10.2(a)
Advisory Services Agreement and Release, dated as of February 8, 2008, by and between Cephalon, Inc. and John E. Osborn, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 8, 2008.
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

Exhibit No.	Description
†10.3(d)	Cephalon, Inc. 2000 Equity Compensation Plan—Form of Nonqualified Stock Option Agreement for Employees (For Grants Made On or After October 17, 2005), filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 21, 2005.
†10.3(e)
Amendment 2007-1 to the Cephalon, Inc. 2000 Equity Compensation Plan for Employees and Key Advisors, effective as of February 8, 2007, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2007.
†10.3(f)	Cephalon, Inc. 2004 Equity Compensation Plan, as amended and restated, effective as of May 23, 2008, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2008.
10.3(g)	[Intentionally Omitted]
10.3(h)	[Intentionally Omitted]
10.3(i)	[Intentionally Omitted]
10.3(j)	[Intentionally Omitted]
†10.3(k)	Cephalon, Inc. 2004 Equity Compensation Plan—Employee Restricted Stock Grant Term Sheet, filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on December 17, 2004.
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
†10.3(s)	Cephalon, Inc. Amended and Restated Non-Qualified Deferred Compensation Plan, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 12, 2008.

Exhibit No.	Description
†10.4	Summary of Oral Agreement for Payment of Services between Cephalon, Inc. and its Board of Directors, dated May 22, 2008, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 28, 2008.
10.5	[Intentionally Omitted]
10.6	[Intentionally Omitted]
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
10.10(c)
Amendment to the Supply Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of December 21, 2006, filed as Exhibit 10.13(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.(1)
10.10(d)
Amendment to the License and Collaboration Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of December 21, 2006, filed as Exhibit 10.13(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.(1)
10.11(a)
Office Lease between The Multi-Employer Property Trust and Cephalon, Inc. dated January 14, 2004, filed as Exhibit 10.20(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.(1)
10.11(b)
First Amendment to Lease, entered into as of May 11, 2006, by and between the New Tower Trust Company Multi-Employer Property Trust (f/k/a the Multi-Employer Property Trust), and Cephalon, Inc., filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2006. (2)
10.11(c)
Consent to Sublease between The Multi-Employer Property Trust, Systems & Computer Technology Corporation and Cephalon, Inc. dated April 2, 2004, filed as Exhibit 10.20(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.(1)
10.12(a)
Wiley Post Plaza Lease, dated December 7, 1994 between Anesta Corp. and Asset Management Services, filed as Exhibit 10.13 to Anesta Corp.'s Annual Report on Form 10-K (File No. 0-23160) for the year ended December 31, 1994.

Exhibit No.	Description
10.12(b)	Amendment No. 1 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated October 26, 1996, filed as Exhibit 10.11(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.
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

Exhibit No.	Description
10.13(d)	Pledge Agreement, dated as of August 11, 1992 by and between Cephalon, Inc. and Cephalon Clinical Partners, L.P., filed as Exhibit 10.8 to the Company's Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.
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

Exhibit No.	Description
10.15(g)	Form of Five Year Convertible Note Hedge Amendment, dated December 13, 2006, between the Company and Credit Suisse International (f/k/a Credit Suisse First Boston International) filed as Exhibit 10.19(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.
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

Exhibit No.	Description
10.17(f)	ACTIQ Settlement Agreement dated February 1, 2006 by and among the Company, the University of Utah Research Foundation and Barr Laboratories, Inc., filed as Exhibit 10.4 to the Company' Quarterly Report on Form 10-Q for the period ended March 31, 2006.(1)
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
10.20
Co-Promotion Agreement dated as of June 12, 2006 by and between the Company and Takeda Pharmaceuticals North America, Inc., filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2006.(1)
10.20(a)
Termination Letter dated as of August 29, 2008 of Co-Promotion Agreement dated as of June 12, 2006 by and between the Company and Takeda Pharmaceuticals North America, Inc. filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 3, 2008.
10.21
Asset Purchase Agreement by and between Anesta AG and E. Claiborne Robins Company, Inc., dated as of August 23, 2007, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2007. (2)
10.22
Credit Agreement dated as of August 15, 2008 among Cephalon, Inc., the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, Deutsche Bank Securities Inc. and Bank of America N.A., as co-syndication agents, Wachovia Bank, N.A. and Barclays Bank plc, as co-documentation agents, and J.P. Morgan Securities Inc., Deutsche Bank Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 18, 2008.
*10.22(a)
First Amendment dated December 3, 2008 to the Credit Agreement dated as of August 15, 2008 among Cephalon, Inc., the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, Deutsche Bank Securities Inc. and Bank of America N.A., as co-syndication agents, Wachovia Bank, N.A. and Barclays Bank plc, as co-documentation agents, and J.P. Morgan Securities Inc., Deutsche Bank Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers.
10.23
Settlement Agreement dated as of September 29, 2008 among Cephalon, Inc., the U.S. Department of Justice, the U.S. Attorney's Office for the Eastern District of Pennsylvania, the Office of Inspector General of the Department of Health and Human Services, TRICARE Management Activity, the U.S. Office of Personnel Management and the relators identified therein, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 29, 2008.

Exhibit No.	Description
10.24	Corporate Integrity Agreement dated as of September 29, 2008 between the Office of Inspector General of the Department of Health and Human Services and Cephalon, Inc., filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 29, 2008.
10.25
Form of State Settlement Agreement and Release dated as of September 29, 2008 between Cephalon, Inc. and each of the 50 States and the District of Columbia, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 29, 2008.
*12.1	Statement Regarding Computation of Ratios
*21	List of Subsidiaries
*23.1	Consent of PricewaterhouseCoopers LLP.
*23.2	Letter of Understanding of Preferability of PricewaterhouseCoopers LLP.
*31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

        ABELCET, ACTIQ, AMRIX, DILZEM, DURASOLV, EFFENTORA, FENTORA, FONZYLANE, GABITRIL, LOPERAMIDE LYOC, MODIODAL, MYOCET, MYOTROPHIN, NUVIGIL, ORASOLV, ORAVESCENT, PARALYOC, PROVIGIL, PROXALYOC, SPARLON, SPASFON, SPASFON LYOC, TREANDA, TRISENOX and VIGIL are trademarks or registered trademarks of Cephalon, Inc. or its subsidiaries. All other brands and names used herein are trademarks of their respective owners.

CEPHALON, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Year Ended December 31,	Balance at Beginning of the Year	Additions (Deductions)(1)	Other Additions (Deductions)(2)	Balance at End of the Year
Reserve for sales discounts, returns and allowances:
2008	$89,091	$282,996	$(244,095)	$127,992
2007	$84,980	$214,302	$(210,191)	$89,091
2006	$72,935	$171,293	$(159,248)	$84,980
Reserve for inventories:
2008	$8,349	$4,254	$(6,918)	$5,685
2007*	$13,100	$13,212	$(17,963)	$8,349
2006*	$2,265	$20,855	$(10,020)	$13,100
Reserve for income tax valuation allowance:
2008	$132,949	$13,970	$(6,471)	$140,448
2007	$78,043	$58,489	$(3,583)	$132,949
2006	$76,840	$14,696	$(13,493)	$78,043

(1)
Amounts represent charges and reductions to expenses and revenue.

(2)
Amounts represent utilization and adjustments of balance sheet reserve accounts.

*
As adjusted for the retrospective application of a change in accounting method for inventory. See Note 1 for additional information.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2009

CEPHALON, INC.
By:	/s/ FRANK BALDINO, JR. Frank Baldino, Jr., Ph.D. Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK BALDINO, JR. Frank Baldino, Jr., Ph.D.	Chairman and Chief Executive Officer (Principal executive officer)	February 23, 2009
/s/ J. KEVIN BUCHI J. Kevin Buchi	Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)	February 23, 2009
/s/ WILLIAM P. EGAN William P. Egan	Director	February 23, 2009
/s/ MARTYN D. GREENACRE Martyn D. Greenacre	Director	February 23, 2009
/s/ VAUGHN M. KAILIAN Vaughn M. Kailian	Director	February 23, 2009
/s/ KEVIN E. MOLEY Kevin E. Moley	Director	February 23, 2009
/s/ CHARLES A. SANDERS Charles A. Sanders, M.D.	Director	February 23, 2009
/s/ GAIL R. WILENSKY Gail R. Wilensky, Ph.D.	Director	February 23, 2009
/s/ DENNIS L. WINGER Dennis L. Winger	Director	February 23, 2009