Form 10-Q
period 2009-03-31
CEPHALON INC
filed 2009-05-06
CIK 873364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐   No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2009
Common Stock, par value $.01	68,832,229 Shares

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

•                  our ability to comply fully with the terms of our settlement agreements (including our corporate integrity agreement) with the U.S. Attorney’s Office (“USAO”), the U.S. Department of Justice (“DOJ”), the Office of the Inspector General of the Department of Health and Human Services (“OIG”) and other federal government entities, the Offices of the Attorneys General of Connecticut and Massachusetts and the various states;

•                  our ongoing litigation matters, including litigation stemming from the settlement of the PROVIGIL patent litigation, the FENTORA patent infringement lawsuits we have filed against Watson Laboratories, Inc. (“Watson”) and Barr Laboratories, Inc. (“Barr”) and the AMRIX patent infringement lawsuits we have filed against Barr, Mylan Pharmaceuticals, Inc. (“Mylan”) and Impax Laboratories, Inc. (“Impax”);

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

ii

•                  the timing and unpredictability of regulatory approvals;

•                  unanticipated cash requirements to support current operations, expand our business or incur capital expenditures;

•                  a finding that our patents are invalid or unenforceable or that generic versions of our marketed products do not infringe our patents or the “at risk” launch of generic versions of our products;

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

We do not intend to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. We discuss in more detail the risks that we anticipate in Part II, Item 1A of this Quarterly Report on Form 10-Q. This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

iii

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CEPHALON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2009	As adjusted 2008*
REVENUES:
Sales, net	$514,366	$433,897
Other revenues	5,602	9,322
	519,968	443,219

COSTS AND EXPENSES:
Cost of sales	97,770	89,916
Research and development	103,024	81,435
Selling, general and administrative	200,590	198,988
Restructuring charges	1,637	3,911
Acquired in-process research and development	30,750	10,000
	433,771	384,250

INCOME FROM OPERATIONS	86,197	58,969

OTHER INCOME (EXPENSE):
Interest income	704	6,601
Interest expense	(16,604)	(22,278)
Other income, net	6,539	5,319
	(9,361)	(10,358)

INCOME BEFORE INCOME TAXES	76,836	48,611

INCOME TAX EXPENSE	33,054	18,169

NET INCOME	43,782	30,442

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	14,801	—

NET INCOME ATTRIBUTABLE TO CEPHALON, INC.	$58,583	$30,442

BASIC INCOME PER COMMON SHARE ATTRIBUTABLE TO CEPHALON, INC.	$0.85	$0.45

DILUTED INCOME PER COMMON SHARE ATTRIBUTABLE TO CEPHALON, INC.	$0.75	$0.41

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	68,792	67,665

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING— ASSUMING DILUTION	77,993	74,286

* As adjusted for FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” and FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2009	December 31, As adjusted 2008*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$614,576	$524,459
Receivables, net	351,098	409,580
Inventory, net	121,337	117,297
Deferred tax assets, net	220,033	224,066
Other current assets	69,398	54,120
Total current assets	1,376,442	1,329,522

INVESTMENTS	60,677	8,081
PROPERTY AND EQUIPMENT, net	458,647	467,449
GOODWILL	559,954	445,332
INTANGIBLE ASSETS, net	970,305	607,332
DEFERRED TAX ASSETS, net	334	46,074
OTHER ASSETS	151,807	179,152
	$3,578,166	$3,082,942

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt, net	$794,230	$781,618
Accounts payable	95,169	87,079
Accrued expenses	329,857	304,415
Total current liabilities	1,219,256	1,173,112

LONG-TERM DEBT	5,466	3,692
DEFERRED TAX LIABILITIES, net	165,384	77,932
OTHER LIABILITIES	159,877	163,123
Total liabilities	1,549,983	1,417,859

COMMITMENTS AND CONTINGENCIES	—	—

REDEEMABLE EQUITY	238,404	248,403

EQUITY:
Cephalon stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 2,500,000 shares issued, and none outstanding	—	—
Common stock, $0.01 par value, 400,000,000 and 200,000,000 shares authorized, 71,802,380 and 71,707,041 shares issued, and 68,831,604 and 68,736,642 shares outstanding	718	717
Additional paid-in capital	2,121,773	2,095,324
Treasury stock, at cost, 2,970,776 and 2,970,399 shares	(201,734)	(201,705)
Accumulated deficit	(462,703)	(521,286)
Accumulated other comprehensive income	39,610	43,630
Total Cephalon stockholders’ equity	1,497,664	1,416,680
Noncontrolling interest	292,115	—
Total equity	1,789,779	1,416,680
	$3,578,166	$3,082,942

*As adjusted for FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” and FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In thousands, except share data)

(Unaudited)

			Cephalon Stockholders’ Equity
		Comprehensive	Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Noncontrolling
	Total	Income (Loss)	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Interest
BALANCE, JANUARY 1, 2009	$1,502,926		71,707,041	$717	$2,071,607	2,970,399	$(201,705)	$(411,323)	$43,630	$—
Impact of adopting FASB Staff Position APB 14-1	(86,246)		—	—	23,717	—	—	(109,963)	—	—
BALANCE, JANUARY 1, 2009, as adjusted*	1,416,680		71,707,041	717	2,095,324	2,970,399	(201,705)	(521,286)	43,630	—
Net income	43,782	$43,782						58,583		(14,801)
Foreign currency translation loss		(6,164)
Net prior service costs on retirement-related plans		(21)
Unrealized investment gains		2,165
Other comprehensive income	(4,020)	(4,020)							(4,020)
Comprehensive income		$39,762
Issuance of common stock upon conversion of convertible notes	—		54	—
Stock options exercised	4,540		94,035	1	4,539
Tax benefit from equity compensation	351				351
Stock-based compensation expense	11,560		1,250	—	11,560
Treasury stock acquired	(29)					377	(29)
Amortization of debt discount under APB 14-1	9,999				9,999
Ception noncontrolling interest upon consolidation	306,500									306,500
Other	416									416
BALANCE, MARCH 31, 2009	$1,789,779		71,802,380	$718	$2,121,773	2,970,776	$(201,734)	$(462,703)	$39,610	$292,115

* As adjusted for FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” and FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2009	As adjusted 2008*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,782	$30,442
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	(9,036)	1,266
Depreciation and amortization	41,952	41,577
Stock-based compensation expense	11,560	10,950
Loss on disposals of property and equipment	109	252
Amortization of debt discount and debt issuance costs	10,558	13,344
Gain on foreign exchange contracts	(13,084)	—
Changes in operating assets and liabilities:
Receivables	55,668	(11,126)
Inventory	(7,697)	(9,567)
Other assets	9,683	(7,961)
Accounts payable, accrued expenses and deferred revenues	27,458	(18,572)
Other liabilities	1,756	13,639
Net cash provided by operating activities	172,709	64,244

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,958)	(18,295)
Acquisition of intangible assets	—	(25,046)
Cash balance from consolidation of variable interest entity	52,563	—
Investment in Ception	(75,000)	—
Purchases of investments	(9,082)	—
Proceeds from foreign exchange contract	7,732	—
Sales and maturities of available-for-sale investments	—	7,596
Purchases of available-for-sale investments	(41,390)	—
Net cash used for investing activities	(80,135)	(35,745)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of common stock options	4,540	5,277
Windfall tax benefits from stock-based compensation	351	234
Acquisition of treasury stock	(29)	(24)
Payments on and retirements of long-term debt	(3,283)	(1,029)
Net cash provided by financing activities	1,579	4,458

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(4,036)	4,220

NET INCREASE IN CASH AND CASH EQUIVALENTS	90,117	37,177

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	524,459	818,669

CASH AND CASH EQUIVALENTS, END OF PERIOD	$614,576	$855,846

* As adjusted for FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” and FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”), which includes audited financial statements as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full year.

As discussed below, certain prior year amounts have been retrospectively adjusted to comply with Financial Accounting Standards Board (“FASB”)  Staff Position (“FSP”) Accounting Principles Board (“APB”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) and Statement of Financial Accounting Standard (“FAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”).  In addition, certain reclassifications of prior year amounts have been made to conform to the current year presentation, which have no impact on our total assets or liabilities.

As of January 1, 2009, we adopted the provisions of FAS 160.  As a result of adoption, we have reclassified noncontrolling interest from liabilities to a component of equity and we will attribute losses to the noncontrolling interest even if that attribution results in a deficit noncontrolling interest balance.

As of January 1, 2009, we adopted the provisions of FSP APB 14-1.  FSP APB 14-1 amends APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” requiring issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to initially record the liability and equity components of the convertible debt separately.  We adopted the provisions of FSP APB 14-1 on a retrospective basis for all prior periods presented.   In association with FSP APB 14-1 and in accordance with FASB Topic No. D-98, we have also presented a temporary equity classification, “redeemable equity,” to highlight cash obligations that are attached to an equity security in order to distinguish this value from permanent capital.  See Note 9 for additional details.

In April 2009, the FASB issued FSP FAS No. 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141 (R)-1”). FSP FAS 141 (R)-1 modifies the initial recognition and subsequent accounting for assets and liabilities arising from contingencies in a business combination.  FSP FAS 141 (R)-1 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We adopted the provisions of FSP FAS 141 (R)-1 as of January 1, 2009.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”).  FSP FAS 107-1 requires publicly traded companies to disclose the fair value of financial instruments with each issuance of summarized financial information for interim reporting periods, including the methods and significant assumptions used to estimate the fair value of financial instruments and any changes in methods or significant assumptions.  FSP FAS 107-1 will be effective for interim reporting periods ending after June 15, 2009.  The implementation will result in additional interim fair value disclosures.

Collaborative Arrangements

As of January 1, 2009, we adopted the provisions of Emerging Issues Task Force (“EITF”) Abstract Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”), which resulted in the following additional disclosures for our collaborative arrangements.

We enter into collaborative arrangements with pharmaceutical or biotech companies to develop and produce orally disintegrating tablets (“ODT’s”) of branded and generic drugs. In these arrangements, we earn fees for the adaptation of the technologies and know-how to the active pharmaceutical ingredient, as well as license fees and milestones for access to the technology and successful achievement of mutually agreed objectives.   We also manufacture product under a supply agreement and/or license the ODT, earning a royalty on the collaborative partner’s net sales of the product. Revenues recognized from product sales are classified as sales and revenues recognized from fees for development services, license fees, milestones and royalties are classified as other revenues.

Amounts recognized under collaborative arrangements consisted of the following:

	Three months ended March 31,
	2009	2008
Sales	$11,154	$9,492
Other Revenues	5,530	8,050
Total	$16,684	$17,542

2.   ACQUISITIONS AND TRANSACTIONS

Acusphere, Inc.

On November 3, 2008, we entered into a license and convertible note transaction with Acusphere, Inc., a specialty pharmaceutical company that develops new drugs and improved formulations of existing drugs using its proprietary microparticle technology.  In connection with the transaction, we received an exclusive worldwide license from Acusphere to all intellectual property of Acusphere relating to celecoxib to develop and market celecoxib for all current and future indications. In connection with this license, we paid Acusphere an upfront fee of $5 million and agreed to pay a $15 million milestone upon U.S. Food and Drug Administration (“FDA”) approval of the first new drug application prepared by us with respect to celecoxib for any indication, as well as royalties on net sales.  In addition, we purchased a $15 million senior secured three-year convertible note (the “Acusphere Note”) from Acusphere, secured by substantially all the assets of Acusphere (including Acusphere’s intellectual property).  The Acusphere Note is convertible at our option at any time prior to November 3, 2009 into either (i) a number of shares of Acusphere common stock at least equal to 51% of Acusphere’s outstanding common stock on a fully-diluted basis on the date of conversion of the Acusphere Note, (ii) an exclusive license to all intellectual property of Acusphere relating to Imagify™ (perflubutane polymer microspheres) to use, distribute and sell Imagify for all current and future indications worldwide excluding those European countries that were subject to Acusphere’s agreement with Nycomed Danmark ApS (“Nycomed”), or (iii) a $15 million credit against the future milestone payment under the celecoxib license agreement.  In December 2008, an FDA Advisory Committee voted not to recommend approval of Acusphere’s new drug application for Imagify. In February 2009, Acusphere filed an amendment to its Imagify NDA with the FDA to limit the proposed indication for Imagify to a subset of patients undergoing pharmacologic stress techniques where the risk-to-benefit ratio is more compelling than the broader indication set forth in the original NDA.  In March 2009, Acusphere signed an agreement to terminate and transition its Collaboration, License and Supply Agreement dated as of July 6, 2004, as subsequently amended, with Nycomed Danmark ApS. Under the Termination and Transition Agreement, Acusphere reacquired the rights previously granted to Nycomed to develop, promote, market and distribute Imagify in the European Union, Turkey, Russia and the other members of the Commonwealth of Independent States. Separately, in March 2008, we purchased license rights for Acusphere’s Hydrophobic Drug Delivery Systems (HDDS™) technology for use in oncology therapeutics for $10 million.

On March 3, 2009, Acusphere voluntarily filed a Form 15 with the SEC to suspend Acusphere’s SEC reporting obligations. Upon the filing of the Form 15, Acusphere’s obligation to file periodic and current reports with the SEC, including Forms 10-K, 10-Q and 8-K, was immediately suspended. Acusphere was eligible to file Form 15 because its common shares were held of record by less than 300 persons.

In accordance with FASB Interpretation No. 46R “Consolidation of Variable Interest Entities,” (“FIN 46R”), we have determined that effective on November 3, 2008 Acusphere is a variable interest entity for which we are the primary beneficiary.  As a result, as of November 3, 2008 we have included the financial condition and results of operations of Acusphere in our consolidated financial statements.  However, we do not have an equity interest in Acusphere and, therefore, we have allocated the losses attributable to the non-controlling interest in Acusphere to non-controlling interest in the consolidated statement of operations and consolidated balance sheet.  Acusphere is included in our U.S. operating segment.

The following summarizes the carrying amounts and classification of Acusphere’s assets and liabilities included in our consolidated balance sheet as of March 31, 2009:

Cash and cash equivalents	$5,706
Receivables, net	3
Other current assets	746
Property and equipment, net	4,208
Current portion of long-term debt, net	4,568
Accounts payable	456
Accrued expenses	4,590
Long-term debt	761
Other liabilities	15
Noncontrolling interest	(8,093)

Although Acusphere is included in our consolidated financial statements, our interest in Acusphere’s assets are limited to those accorded to us in the agreements with Acusphere as described above.  Acusphere’s creditors have no recourse to the general credit of Cephalon.

Due to the adoption of FAS 160, we contribute losses to the noncontrolling interest, which increased net income attributable to Cephalon by $8.1 million, or $0.12 per share, during the first quarter of 2009.

Ception Therapeutics, Inc.

On January 13, 2009, we entered into an option agreement (the “Ception Option Agreement”) with Ception Therapeutics, Inc. (“Ception”).  Under the terms of the Ception Option Agreement, we have the irrevocable option (the “Ception Option”) to purchase all of the outstanding capital stock on a fully diluted basis of Ception at any time on or prior to the expiration of the Option Period (as defined below).  As consideration for the Ception Option, we paid $50.0 million to Ception and paid Ception stockholders an aggregate of $50.0 million.  We also agreed to provide up to $25.0 million of financing to Ception during the Option Period.  We have not provided financing as of March 31, 2009. We, in our sole discretion, may exercise the Ception Option by providing written notice to Ception at any time during the period from January 13, 2009 to and including the date that (i) is fifteen business days after our receipt of the final study report for Ception’s ongoing Phase IIb/III clinical trial for reslizumab in pediatric patients with eosinophilic esophagitis (“Res-5-0002 EE Study”) indicating that the co-primary endpoints have been achieved or (ii) is thirty business days after our receipt of the final study report for Res-5-0002 EE Study indicating that the co-primary endpoints have not been achieved (the “Option Period”).  If we exercise the Ception Option, we have agreed to pay a total of $250.0 million less any third party debt payable by Ception in exchange for all the outstanding capital stock of Ception on a fully-diluted basis.  Ception stockholders also could receive (i) additional payments related to clinical and regulatory milestones and (ii) royalties related to net sales of products developed from Ception’s program to discover small molecule, orally-active, anti-TNF (tumor necrosis factor) receptor agents.

In accordance with FIN 46R, we have determined that, because of our rights under the Ception Option Agreement, effective on January 13, 2009 Ception is a variable interest entity for which we are the primary beneficiary.  As a result, as of January 13, 2009 we have included the financial condition and results of operations of Ception in our consolidated financial statements.  However, we do not have an equity interest in Ception and, therefore, we have allocated the losses attributable to the non-controlling interest in Ception to non-controlling interest in the consolidated statement of operations and consolidated balance sheet.   Ception did not have a material impact on our revenues or earnings attributable to our Cephalon shareholders for the period ended March 31, 2009 or on a pro forma basis for the periods ended March 31, 2009 and 2008.  Ception is included in our U. S. operating segment.

The following summarizes the carrying amounts and classification of Ception’s assets and liabilities included in our consolidated balance sheet as of January 13, 2009 and March 31, 2009:

	January 13, 2009	March 31, 2009
Cash and cash equivalents	$52,563	$66,587
Other current assets	25,225	279
Property and equipment, net	320	282
Goodwill	121,918	121,918
Intangible assets	374,400	374,400
Debt issuance costs	16	16
Other assets	10	10
Current portion of long-term debt, net	4,725	4,818
Accounts payable	2,715	2,500
Accrued expenses	8,326	4,632
Long-term debt	3,394	2,542
Deferred tax liabilities	148,792	148,792
Noncontrolling interest	306,500	300,208

The goodwill recognized in the opening balance sheet primarily resulted from the recognition of deferred taxes associated with the value assigned to identifiable intangible assets.  There is no goodwill recognized or deductable for tax purposes.  The fair value of the noncontrolling interest was computed based on the present value of the probability weighted future payments to the current Ception stockholders.

Although Ception is included in our consolidated financial statements, our interest in Ception’s assets are limited to those accorded to us in the agreements with Ception as described above.  For example, Ception’s cash and cash equivalents balance includes $50.0 million of Ception Option Agreement proceeds; Ception has retained the right to distribute those cash proceeds to its current stockholders. Ception’s creditors have no recourse to the general credit of Cephalon.

Arana Therapeutics Limited

On February 27, 2009, we announced that we acquired (through our wholly owned subsidiary Cephalon International Holdings, Inc. (“Cephalon International”)), approximately 19.8% of the total issued share capital (the “Equity Stake”) of Arana Therapeutics Limited, an Australian company listed on the Australian Securities Exchange (“Arana”), for $41.4 million and that we intended to initiate a takeover offer for Arana (through Cephalon International).  On March 9, 2009, through Cephalon International, we filed a Bidder’s Statement with the Australian Securities and Investments Commission in connection with our takeover offer for Arana.  The Bidder’s Statement was mailed to Arana’s shareholders on March 25, 2009 to officially open the offer for acceptance by the shareholders.  The offer is currently scheduled to close on June 1, 2009.  The offer has the support of the Arana independent directors and has been recommended to Arana shareholders in the absence of a superior proposal.  Cephalon International offered to pay Australian dollar (“A$”) 1.40 cash for each Arana ordinary share cum dividends and other rights. If Cephalon obtains a relevant interest in 90% of Arana shares and the offer conditions are satisfied or waived, Cephalon will increase its offer price by 5 Australian cents per share. This offer price increase will be payable to all shareholders no matter when their acceptances are received. In these circumstances accepting Arana shareholders will receive A$1.45 per share.   On March 2, 2009, Arana declared an A$0.05 fully franked special dividend payable to all shareholders of Arana with a record date of March 30, 2009.  The amount of the dividend will be set off against the offer price (reducing it to A$1.35 (or A$1.40 if the 90% condition is met)).  The offer is currently subject to certain basic conditions, including a 50.1% minimum acceptance condition.  As of March 31, 2009, assuming a purchase price of A$1.40 per share, the total offer value (including the value of the Equity Stake)  was approximately $220 million (A$318 million). Our investment in Arana is recorded as an available for sale investment in accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“FAS 115”). See Note 6 for additional details.

On March 17, 2009, Cephalon entered into a foreign exchange forward contract and a foreign exchange option contract related to our Arana transaction.  Together, these contracts protect against fluctuations between the Australian Dollar and the U.S. Dollar, up to a value of $144.2 million.  Changes in the value of these contracts are recognized within net income. The forwards contract will mature on May 7, 2009 and the options contract will mature on June 17, 2009.  See Note 6 for additional details.  On April 29, 2009, Cephalon entered into a foreign exchange forward contract which will mature on June 4, 2009 to replace the forwards contract which matures on May 7, 2009.

SymBio Pharmaceuticals Limited

On March 9, 2009, we paid $0.8 million to exercise our option pursuant to the Option and Exclusivity Agreement with SymBio Pharmaceuticals Limited (“SymBio”), granting Cephalon an exclusive sublicense to bendamustine hydrochloride in China and Hong Kong.  As further required by the Option and Exclusivity Agreement, on March 13, 2009, we invested $9.1 million in shares of SymBio.  Our investment in SymBio is recorded as a cost basis investment. As of March 31, 2009, we owned 17.5% of SymBio’s outstanding common stock.

3.   RESTRUCTURING

On January 15, 2008, we announced a restructuring plan under which we intend to (i) transition manufacturing activities at our CIMA LABS INC. (“CIMA”) facility in Eden Prairie, Minnesota, to our recently expanded manufacturing facility in Salt Lake City, Utah, and (ii) consolidate at CIMA’s Brooklyn Park, Minnesota, facility certain drug delivery research and development activities currently performed in Salt Lake City. The phased transition of manufacturing activities and the closure of the Eden Prairie facility are expected to be completed within two to three years.  The consolidation of drug delivery research and development activities at Brooklyn Park was completed in 2008.  The plan is intended to increase efficiencies in manufacturing and research and development activities, reduce our cost structure and enhance competitiveness.

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

The estimated pre-tax costs of the plan are being recognized between 2008 and 2011 and are included in the United States segment.  Through March 31, 2009, we have incurred a total of $10.1 million related to the restructuring plan.  In addition to the costs described above, we have started to recognize pre-tax, non-cash accelerated depreciation of plant and equipment at the Eden Prairie facility, which we expect to total approximately $18 million to $20 million.  Through March 31, 2009, we have incurred a total of $8.6 million in accelerated depreciation charges.

Total charges and spending related to the restructuring plan recognized in the consolidated statement of operations and included in the United States segment are as follows:

	Three months ended March 31,
	2009	2008
Restructuring reserves as of January 1	$3,733	$—
Severance costs	1,066	3,808
Manufacturing and personnel transfer costs	571	103
Payments	(774)	(109)
Restructuring reserves as of March 31	4,596	$3,802

4.  ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSE

During the three months ended March 31, 2009, we incurred expense of $30 million in exchange for the exclusive, worldwide license rights to LUPUZORTM, acquired from ImmuPharma plc (“ImmuPharma”).  We also paid SymBio $0.8 million in exchange for the license rights to bendamustine hydrochloride in China and Hong Kong.

For the three months ended March 31, 2008, we recorded acquired in-process research and development expense of $10.0 million related to our license of Acusphere HDDS technology for use in oncology therapeutics.

5.  INVENTORY, NET

Inventory, net consisted of the following:

	March 31, 2009	December 31, 2008
Raw materials	$27,483	$27,555
Work-in-process	43,080	35,501
Finished goods	50,774	54,241
Total inventory, net	$121,337	$117,297

Inventory, net included in other non-current assets	$111,734	$111,598

In June 2007, we secured final FDA approval of NUVIGIL.  We intend to launch NUVIGIL commercially within the next few months of the filing date of this Report and have included net NUVIGIL inventory balances of $111.7 million and $111.6 million at March 31, 2009 and December 31, 2008, respectively, in other non-current assets, rather than inventory.  Upon launch, our NUVIGIL inventory balance will be reclassified to current inventory.

Over the past few years, we have been developing a manufacturing process for the active pharmaceutical ingredient in NUVIGIL that is more cost effective than our prior process of separating modafinil into armodafinil.  As a result of our plan to manufacture armodafinil in the future using this new process and our decision to launch NUVIGIL within the next few months of the filing date of this Report, we assessed the potential impact of these items on certain of our existing agreements to purchase modafinil.  Under these contracts, we have agreed to purchase minimum amounts of modafinil through 2012, with aggregate purchase commitments totaling $49.7 million as of March 31, 2009.  During the third quarter of 2008, we recorded a reserve of $26.0 million for purchase commitments for modafinil raw materials not expected to be utilized.

6.  INVESTMENTS

Summarized below are the carrying values and cost basis of our investments as of March 31, 2009 and December 31, 2008.

	March 31, 2009		December 31, 2008
	Carrying Value	Cost Basis	Carrying Value	Cost Basis
Cost basis investments	$17,123	$17,123	$8,081	$8,081
Available-for-sale investments	43,554	41,390	—	—
Total investments	$60,677	$58,513	$8,081	$8,081

Our investment in Arana was recorded as an available-for-sale investment in accordance with FAS 115.  In accordance with FAS 115, we consider our investments in marketable securities to be “available-for-sale.” We classify this investment as non-current and carry it at fair market value based on quoted market prices. Unrealized gains and losses have been recorded as a separate component of accumulated other comprehensive income included in stockholders’ equity. All realized gains and losses on our available-for-sale securities are recognized in results of operations.

As of March 31, 2009, presented in accordance with FAS No. 157 “Fair Value Measurement” (“FAS 157”), our fair value assets include:

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment in Arana	$43,554	$43,554	$—	$—
Derivative- Forward Contract	4,653	—	4,653	—
Derivative- Option Contract	1,699	—	1,699	—
Total	$49,906	$43,554	$6,352	$—

Foreign exchange contracts are included in other current assets. As of March 31, 2009, the fair value of these derivative instruments, none of which are designated as hedges under FAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), was $6.4 million. Other income, net includes $5.4 million of unrealized gains on these foreign exchange contracts.

7.   GOODWILL

Goodwill consisted of the following:

	United States	Europe	Total
December 31, 2008	$344,310	$101,022	$445,332
Foreign currency translation adjustment	—	(7,296)	(7,296)
Ception Therapeutics, Inc. goodwill	121,918	—	121,918
March 31, 2009	$466,228	$93,726	$559,954

8.   INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

		March 31, 2009			December 31, 2008
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Modafinil developed technology	15 years	$99,000	$47,850	$51,150	$99,000	$46,200	$52,800
DURASOLV technology	14 years	70,000	22,522	47,478	70,000	21,304	48,696
ACTIQ marketing rights	10-12 years	83,454	55,500	27,954	83,454	53,637	29,817
GABITRIL product rights	9-15 years	107,024	63,573	43,451	107,148	61,848	45,300
TRISENOX product rights	8-13 years	111,857	33,196	78,661	111,945	31,022	80,923
AMRIX product rights	18 years	99,332	18,206	81,126	99,332	16,932	82,400
MYOCET trademark	20 years	153,871	25,003	128,868	143,077	21,462	121,615
Ception Therapeutics, Inc. product rights	Indefinite	374,400	—	374,400	—	—	—
Other product rights	5-20 years	287,016	149,799	137,217	289,337	143,556	145,781
		$1,385,954	$415,649	$970,305	$1,003,293	$395,961	$607,332

Intangible assets are amortized over their estimated useful economic life using the straight line method. Amortization expense was $21.2 million and $26.2  million for the three months ended March 31, 2009 and 2008, respectively.

In accordance with FAS No. 142, “Goodwill and Other Intangible Assets,” as amended by FAS No. 141(R), “Business Combinations,” research and development intangible assets are classified as indefinite-lived until the completion or abandonment of the associated research and development efforts.

9.   LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31, 2009	December 31, As adjusted 2008*
2.0% convertible senior subordinated notes due June 1, 2015	820,000	$820,000
Debt discount on 2.0% convertible senior subordinated notes due June 1, 2015	(223,548)	(230,614)
Zero Coupon convertible subordinated notes first putable June 2010	199,900	199,888
Debt discount on Zero Coupon convertible subordinated notes first putable June 2010	(14,856)	(17,789)
Mortgage and building improvement loans	1,057	1,288
Capital lease obligations	3,282	2,229
Acusphere, Inc. obligations	5,329	8,896
Ception Therapeutics, Inc. obligations	7,360	—
Other	1,172	1,412
Total debt	799,696	785,310
Less current portion	(794,230)	(781,618)
Total long-term debt	$5,466	$3,692

*As adjusted for FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”

As of January 1, 2009, we adopted the provisions of FSP APB 14-1.  FSP APB 14-1 amends APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” requiring issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to initially record the liability and equity components of the convertible debt separately.  The liability component is computed based on the fair value of a similar liability that does not include the conversion option.  The equity component is computed based on the total debt proceeds less the fair value of the liability component.  The equity component (debt discount) and debt issuance costs are amortized as interest expense over the expected term of the debt facility.  We adopted the provisions of FSP APB 14-1 on a retrospective basis for all prior periods presented.   In association with FSP APB 14-1 and in accordance with FASB Topic No. D-98, we have also presented a temporary equity classification, “redeemable equity,” to highlight cash obligations that are attached to an equity security in order to distinguish this value from permanent capital.

The liability component of our convertible notes will be classified as current liabilities and presented in current portion of long-term debt and the equity component of our convertible debt will be considered a redeemable security and presented as redeemable equity on our consolidated balance sheet if our stock price is above the restricted conversion prices of $56.04 or $67.80 with respect to the 2.0% Convertible Senior Subordinated Notes due June 1, 2015 (the “2.0% Notes”) or the Zero Coupon Convertible Subordinated Notes due June 2033, first putable June 15, 2010 (the “2010 Zero Coupon Notes”), respectively, at the balance sheet date. At March 31, 2009 and December 31, 2008, our stock price closed at $68.10 and $77.04, respectively.  Therefore, all of our convertible notes are presented in accordance with the above classifications.

The effect of the change to the new standard of FSP ABP 14-1 on the consolidated statements of operations for the quarters ended March 31, 2009 and 2008 is as follows:

2009 (in millions)	As computed before FSP APB 14-1	As reported under FSP APB 14-1	Effect of Change
Interest expense	$6	$17	$(11)
Income tax expense (benefit)	37	33	4
Net income attributable to Cephalon, Inc.	$66	$59	$(7)
Basic earnings per share attributable to Cephalon, Inc.	$0.95	$0.85	$(0.10)
Diluted earnings per share attributable to Cephalon, Inc.	$0.84	$0.75	$(0.09)

2008 (in millions)	As originally reported	As adjusted under FSP APB 14-1	Effect of Change
Interest expense	$8	$22	$(14)
Income tax expense (benefit)	23	18	5
Net income attributable to Cephalon, Inc.	$39	$30	$(9)
Basic earnings per share attributable to Cephalon, Inc.	$0.57	$0.45	$(0.12)
Diluted earnings per share attributable to Cephalon, Inc.	$0.52	$0.41	$(0.11)

The effect of the change to the new standard of FSP APB 14-1 on the consolidated balance sheets as of March 31, 2009 and December 31, 2008 is as follows:

2009 (in millions)	As computed before FSP APB 14-1	As reported under FSP APB 14-1	Effect of Change
Assets:
Deferred tax assets	$93	$—	$(93)
Other assets (debt issuance costs)	142	152	10
Total assets	3,661	3,578	(83)
Liabilities:
Current portion of long term debt, net	$1,032	$794	$(238)
Redeemable equity	$—	$238	$238
Cephalon stockholders’ equity:
Additional paid-in capital	$2,088	$2,122	$34
Accumulated deficit	(346)	(463)	(117)
Total Cephalon stockholders’ equity	1,581	1,498	(83)
Total liabilities and equity	$3,661	$3,578	$(83)

2008 (in millions)	As originally reported	As adjusted under FSP APB 14-1	Effect of Change
Assets:
Deferred tax assets	$142	$46	$(96)
Other assets (debt issuance costs)	$169	$179	$10
Total assets	3,169	3,083	(86)
Liabilities:
Current portion of long term debt, net	$1,030	$782	$(248)
Redeemable equity	$—	$248	$248
Cephalon stockholders’ equity:
Additional paid-in capital	$2,071	$2,095	$24
Accumulated deficit	(411)	(521)	(110)
Total Cephalon stockholders’ equity	1,503	1,417	(86)
Total liabilities and equity	$3,169	$3,082	$(86)

The effect of the change to the new standard of FSP APB 14-1 on consolidated statement of cash flows for the quarters ended March 31, 2009 and 2008 is as follows:

2009 (in millions)	As computed before FSP APB 14-1	As reported under FSP APB 14-1	Effect of Change
Net income:	$51	$44	$(7)
Deferred income tax expense (benefit)	(5)	(9)	(4)
Amortization of debt discount	—	11	11

2008 (in millions)	As originally reported	As adjusted under FSP APB 14-1	Effect of Change
Net income:	$38	$30	$(8)
Deferred income tax expense (benefit)	6	1	(5)
Amortization of debt discount	—	13	13

At March 31, 2009 and December 31, 2008, we have included $0.8 million and $1.8 million, respectively, of long-term debt and $4.6 million and $7.1 million, respectively, of short-term debt related to Acusphere, a variable interest entity for which we are the primary beneficiary.  Acusphere liabilities represent contractual obligations of Acusphere for intellectual property rights, equipment financing, construction financing and lease obligations.  Acusphere’s creditors have no recourse to the general credit of Cephalon.

At March 31, 2009, we have included $2.5 million of long-term debt and $4.8 million of short-term debt related to Ception, a variable interest entity for which we are the primary beneficiary.  Ception’s liabilities represent contractual obligations of Ception for general corporate purposes. Ception’s creditors have no recourse to the general credit of Cephalon.

On August 15, 2008, we established a $200.0 million, three-year revolving credit facility with JP Morgan Chase Bank, N.A. and certain other lenders.  The credit facility is available for letters of credit, working capital and general corporate purposes and is guaranteed by certain of our domestic subsidiaries.  The credit agreement contains borrowing conditions and customary covenants, including but not limited to covenants related to total debt to Consolidated EBITDA (as defined in the credit agreement), senior debt to Consolidated EBITDA, interest expense coverage and limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, and transactions with affiliates.  As of March 31, 2009, we have not drawn any amounts under the credit facility.

In the event that a significant conversion of our convertible debt did occur, we believe that we have the ability to fund the payment of principal amounts due through a combination of utilizing our existing cash on hand, accessing our credit facility, raising money in the capital markets or selling our note hedge instruments for cash.

10.   LEGAL PROCEEDINGS

PROVIGIL Patent Litigation and Settlements

In March 2003, we filed a patent infringement lawsuit against four companies—Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals, Inc., Ranbaxy Laboratories Limited and Barr Laboratories, Inc.—based upon the abbreviated new drug applications (“ANDA”) filed by each of these firms with the FDA seeking approval to market a generic form of modafinil. The lawsuit claimed infringement of our U.S. Patent No. RE37,516 (the “‘516 Patent”) which covers the pharmaceutical compositions and methods of treatment with the form of modafinil contained in PROVIGIL and which expires on April 6, 2015.  We believe that these four companies were the first to file ANDAs with Paragraph IV certifications and thus are eligible for the 180-day period of marketing exclusivity provided by the provisions of the Federal Food, Drug and Cosmetic Act.  In early 2005, we also filed a patent infringement lawsuit against Carlsbad Technology, Inc. (“Carlsbad”) based upon the Paragraph IV ANDA related to modafinil that Carlsbad filed with the FDA.

In late 2005 and early 2006, we entered into settlement agreements with each of Teva, Mylan, Ranbaxy and Barr; in August 2006, we entered into a settlement agreement with Carlsbad and its development partner, Watson Pharmaceuticals, Inc., which we understand has the right to commercialize the Carlsbad product if approved by the FDA. As part of these separate settlements, we agreed to grant to each of these parties a non-exclusive royalty-bearing license to market and sell a generic version of PROVIGIL in the United States, effective in April 2012, subject to applicable regulatory considerations. Under the agreements, the licenses could become effective prior to April 2012 only if a generic version of PROVIGIL is sold in the United States prior to this date.  Various factors could lead to the sale of a generic version of PROVIGIL in the United States at any time prior to April 2012, including if (i) we lose patent protection for PROVIGIL due to an adverse judicial decision in a patent infringement lawsuit; (ii) all parties with first-to file ANDAs relinquish their right to the 180-day period of marketing exclusivity, which could allow a subsequent ANDA filer, if approved by the FDA, to launch a generic version of PROVIGIL in the United States at-risk; (iii) we breach or the applicable counterparty breaches a PROVIGIL settlement agreement; or (iv) the FTC prevails in its lawsuit against us in the U.S. District Court for the Eastern District of Pennsylvania described below.

We also received rights to certain modafinil-related intellectual property developed by each party and in exchange for these rights, we agreed to make payments to Barr, Ranbaxy and Teva collectively totaling up to $136.0 million, consisting of upfront payments, milestones and royalties on net sales of our modafinil products.  In order to maintain an adequate supply of the active drug substance modafinil, we entered into agreements with three modafinil suppliers whereby we have agreed to purchase minimum amounts of modafinil through 2012, with aggregate remaining purchase commitments totaling $49.7 million as of March 31, 2009. Based on our current assessment, we have recorded a reserve of $26.0 million for purchase commitments for modafinil raw materials not expected to be utilized.

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

Numerous private antitrust complaints have been filed in the U.S. District Court for the Eastern District of Pennsylvania, each naming Cephalon, Barr, Mylan, Teva and Ranbaxy as co-defendants and claiming, among other things, that the PROVIGIL settlements violate the antitrust laws of the United States and, in some cases, certain state laws.  These actions have been consolidated into a complaint on behalf of a class of direct purchasers of PROVIGIL and a separate complaint on behalf of a class of consumers and other indirect purchasers of PROVIGIL. A separate complaint was filed by an indirect purchaser of PROVIGIL in September 2007. The plaintiffs in all of these actions are seeking monetary damages and/or equitable relief. We moved to dismiss the class action complaints in November 2006 and those motions are still pending.

Separately, in June 2006, Apotex, Inc., a subsequent ANDA filer seeking FDA approval of a generic form of modafinil, filed suit against us, also in the U.S. District Court for the Eastern District of Pennsylvania, alleging similar violations of antitrust laws and state law. Apotex asserts that the PROVIGIL settlement agreements improperly prevent it from obtaining FDA approval of its ANDA, and seeks monetary and equitable remedies. Apotex also seeks a declaratory judgment that the ‘516 Patent is invalid, unenforceable and/or not infringed by its proposed generic. In late 2006, we filed a motion to dismiss the Apotex case, which is pending.  Separately, in April 2008, the Federal Court of Canada dismissed our application to prevent regulatory approval of Apotex’s generic modafinil tablets in Canada. We have learned that Apotex has launched its generic modafinil tablets in Canada, and in April 2009 we filed a patent infringement lawsuit against Apotex in Canada. We believe that the private antitrust complaints described in the preceding paragraph and the Apotex antitrust complaint are without merit.  While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

In November 2005 and March 2006, we received notice that Caraco Pharmaceutical Laboratories, Ltd. (“Caraco”) and Apotex, respectively, also filed Paragraph IV ANDAs with the FDA in which each firm is seeking to market a generic form of PROVIGIL. We have not filed a patent infringement lawsuit in the United States against either Caraco or Apotex as of the filing date of this report, although Apotex has filed suit against us, as described above.  In early August 2008, we received notice that Hikma Pharmaceuticals plc (“Hikma Pharmaceuticals”) filed a Paragraph IV ANDA with the FDA in which it is seeking to market a generic form of PROVIGIL. We have not filed a patent infringement lawsuit against Hikma Pharmaceuticals as of the filing date of this Report.

AMRIX Patent Litigation

In October 2008, Cephalon and Eurand, Inc. (“Eurand”), received Paragraph IV certification letters relating to ANDAs submitted to the FDA by Mylan and Barr, each requesting approval to market and sell a generic version of the 15 mg and 30 mg strengths of AMRIX.  In November 2008, we received a similar certification letter from Impax Laboratories, Inc.  Mylan and Impax each allege that the U.S. Patent Number 7,387,793 (the “Eurand Patent”), entitled “Modified Release Dosage Forms of Skeletal Muscle Relaxants,” issued to Eurand will not be infringed by the manufacture, use or sale of the product described in the applicable ANDA and reserves the right to challenge the validity and/or enforceability of the Eurand

Patent.  Barr alleges that the Eurand Patent is invalid, unenforceable and/or will not be infringed by its manufacture, use or sale of the product described in its ANDA.  The Eurand Patent does not expire until February 26, 2025.  In late November 2008, Cephalon and Eurand filed a lawsuit in U.S. District Court in Delaware against Mylan (and its parent) and Barr (and its parent) for infringement of the Eurand Patent.  In January 2009, Cephalon and Eurand filed a lawsuit in U.S. District Court in Delaware against Impax for infringement of the Eurand Patent.  Under the provisions of the Hatch-Waxman Act, the filing of these lawsuits stays any FDA approval of each ANDA until the earlier of a district court judgment in favor of the ANDA holder or 30 months from the date of our receipt of the respective Paragraph IV certification letter.

FENTORA Patent Litigation

In April 2008 and June 2008, we received Paragraph IV certification letters relating to ANDAs submitted to the FDA by Watson Laboratories, Inc. and Barr, respectively, requesting approval to market and sell a generic equivalent of FENTORA.  Both Watson and Barr allege that our U.S. Patent Numbers 6,200,604 and 6,974,590 covering FENTORA are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of the product described in their respective ANDAs.  The 6,200,604 and 6,974,590 patents cover methods of use for FENTORA and do not expire until 2019.  In June 2008 and July 2008, we and our wholly-owned subsidiary, CIMA, filed lawsuits in U.S. District Court in Delaware against Watson and Barr for infringement of these patents.  Under the provisions of the Hatch-Waxman Act, the filing of these lawsuits stays any FDA approval of each ANDA until the earlier of a district court judgment in favor of the ANDA holder or 30 months from the date of our receipt of the respective Paragraph IV certification letter.

While we intend to vigorously defend the AMRIX and FENTORA intellectual property rights, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

U.S. Attorney’s Office and Connecticut Attorney General Investigations and Related Matters

In September 2008, we entered into a settlement agreement (the “Settlement Agreement”) with the DOJ, the USAO, the OIG, TRICARE Management Activity, the U.S. Office of Personnel Management (collectively, the “United States Government”) and the relators identified in the Settlement Agreement  to settle the outstanding False Claims Act claims alleging off-label promotion of ACTIQ and PROVIGIL from January 1, 2001 through December 31, 2006 and GABITRIL from January 2, 2001 through February 18, 2005 (the “Claims”). As part of the Settlement Agreement we paid a total of $375 million (the “Payment”) plus interest of $11.3 million.  Pursuant to the Settlement Agreement, the United States Government and the relators released us from all Claims and the United States Government agreed to refrain from seeking our exclusion from Medicare/Medicaid, the TRICARE Program or other federal health care programs.  In connection with the Settlement Agreement, we pled guilty to one misdemeanor violation of the U.S. Food, Drug and Cosmetic Act and agreed to pay $50 million (in addition to the Payment).  All of the payments described above were made in the fourth quarter of 2008.

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

In September 2008, we entered into an Assurance of Voluntary Compliance (the “Connecticut Assurance”) with the Attorney General of the State of Connecticut and the Commissioner of Consumer Protection of the State of Connecticut (collectively, “Connecticut”) to settle Connecticut’s investigation of our promotion of ACTIQ, GABITRIL and PROVIGIL.  Pursuant to the Connecticut Assurance, (i) we paid a total of $6.15 million to Connecticut and (ii) Connecticut released us from any claim relating to the promotional practices that were the subject of Connecticut’s investigation.  We also entered into an Assurance of Discontinuance (the “Massachusetts Settlement Agreement”) with the Attorney General of the Commonwealth of Massachusetts (“Massachusetts”) to settle Massachusetts’ investigation of our promotional practices with respect to fentanyl-based products.  Pursuant to the Massachusetts Settlement Agreement, (i) we paid a total of $0.7 million to Massachusetts and (ii) Massachusetts released us from any claim relating to the promotional practices that were the subject of Massachusetts’ investigation.

In late 2007, we were served with a series of putative class action complaints filed on behalf of entities that claim to have purchased ACTIQ for uses outside of the product’s approved label in non-cancer patients.  The complaints allege violations of various state consumer protection laws, as well as the violation of the common law of unjust enrichment, and seek an unspecified amount of money in actual, punitive and/or treble damages, with interest, and/or disgorgement of profits.  In May 2007, the plaintiffs filed a consolidated and amended complaint that also allege violations of RICO and conspiracy to violate RICO.  In February 2009, we were served with an additional putative class action complaint filed on behalf of two health and welfare trust funds  that claim to have purchased GABITRIL and PROVIGIL for uses outside the products approved labels.  The complaint alleges violations of RICO and the common law of unjust enrichment and seeks an unspecified amount of money in actual, punitive and/or treble damages, with interest.  We believe the allegations in the complaints are without merit, and we intend to vigorously defend ourselves in these matters and in any similar actions that may be filed in the future.  These efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

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

DURASOLV

In the third quarter of 2007, the U.S. Patent and Trademark Office (“PTO”) notified us that, in response to re-examination petitions filed by a third party, the Examiner rejected the claims in the two U.S. patents for our DURASOLV ODT technology.  We disagree with the Examiner’s position, and we filed notices of appeal of the PTO’s decisions in the fourth quarter of 2007 regarding one patent and in the second quarter of 2008 regarding the second patent.  The appeals are pending.  While we intend to vigorously defend these patents, these efforts, ultimately, may not be successful.  The invalidity of the DURASOLV patents could have a material adverse impact on revenues from our drug delivery business.

Other Commitments

We have committed to make potential future “milestone” payments to third parties as part of our in-licensing and development programs primarily in the area of research and development agreements.  Payments generally become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones.  Because the achievement of these milestones is neither probable or reasonably estimable, we have not recorded a liability on our balance sheet for any such contingencies.  As of March 31, 2009, the potential milestone and other contingency payments due under current contractual agreements are $1,152.1 million.  Milestones payable to Ception are not included in this amount, as such payments are contingent upon our exercise of the Ception Option. See Note 2 for additional information.

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

11.   COMPREHENSIVE INCOME

The components of total comprehensive income are as follows:

	Three months ended
	March 31,
	2009	As adjusted 2008*
Net income	$43,782	$30,442

Foreign currency translation gains (losses)	(6,164)	30,572
Net Prior service costs on retirement-related plans, net of tax	(21)	(29)
Unrealized investment gains	2,165	—
Other comprehensive gains (losses)	(4,020)	30,543

Comprehensive income	39,762	$60,985
Comprehensive loss attributable to noncontrolling interest	(14,801)	—
Comprehensive income attributable to Cephalon, Inc.	$54,563	$60,985

*As adjusted for FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”

12.   STOCK-BASED COMPENSATION

Total stock-based compensation expense recognized in the consolidated statement of operations is as follows:

	Three months ended March 31,
	2009	2008
Stock option expense	$6,230	$6,050
Restricted stock unit expense	5,330	4,900
Total stock-based compensation**	$11,560	$10,950
Total stock-based compensation expense after-tax	$7,514	$6,873

**For the three months ended March 31, 2009, total stock-based compensation is allocated 4% to cost of sales, 38% to research and development and 58% to selling, general and administrative expenses based on the employees’ compensation allocation between these line items. For the three months ended March 31, 2008, total stock-based compensation expense was recognized equally between research and development and selling, general and administrative expenses based on the employees’ compensation allocation between these line items.

13.   INCOME TAXES

For the three months ended March 31, 2009, we recognized $33.1 million of income tax expense on income before income taxes of $76.8 million, resulting in an overall effective tax rate of 43.0 percent, as we have not recognized tax benefits for losses attributable to non-controlling interest of $14.8 million related to our investments in Acusphere and Ception.

The Internal Revenue Service (“IRS”) currently is examining Cephalon, Inc.’s 2006 and 2007 U.S. federal income tax returns.  Zeneus Pharma S.a.r.L. is under examination by the French Tax Authorities for 2003 and 2004.  Cephalon Gmbh, in Germany, is under examination for 2004 to 2006.  During the first quarter of 2009, Cephalon Pharma S.L., in Spain, completed its income tax audit for 2003 with no material findings.  Our filings in the United Kingdom remain open to examination for 2006 to 2008.  In other significant foreign jurisdictions, the tax years that remains open for potential examination range from 2001 to 2008.  We do not believe at this time that the results of these examinations will have a material impact on the financial statements.

In the regular course of business, various state and local tax authorities also conduct examinations of our state and local income tax returns.  Depending on the state, state income tax returns are generally subject to examination for a period of three to five years after filing.  The state impact of any federal changes that may result from the 2006 and 2007 IRS examination and the agreed to federal changes from the  2003 to 2005 IRS examination, settled in 2008, remain subject to examination by various states for a period of up to one year after formal notification to the states. We currently have several state income tax returns in the process of examination.

In 2009, we received $67.3 million in federal tax refunds of previously paid 2008 estimated federal taxes. This refund was principally due to the tax benefit relating to the termination of our collaboration with Alkermes for the marketing and sale of VIVITROL and the settlement with the USAO.

During April 2009 the IRS accepted Cephalon’s request to participate in the Pre-filing Agreement Program to gain a formal determination regarding the deductibility of its 2008 payment made under the Settlement Agreement with the United States Government.

14.   EARNINGS PER SHARE (“EPS”)

Basic income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted income per common share is computed based on the weighted average number of common shares outstanding and, if there is net income during the period, the dilutive impact of common stock equivalents outstanding during the period.  Common stock equivalents are measured under the treasury stock method.

We have entered into convertible note hedge and warrant agreements that, in combination, have the economic effect of reducing the dilutive impact of the 2.0% Notes and the 2010 Zero Coupon Notes. FAS No. 128, “Earnings Per Share” (“FAS 128”), however, requires us to analyze separately the impact of the convertible note hedge and warrant agreements on diluted EPS. As a result, the purchases of the convertible note hedges are excluded because their impact will always be anti-dilutive. FAS 128 further requires that the impact of the sale of the warrants be computed using the treasury stock method. For example, using the treasury stock method, if the average price of our stock during the period ended December 31, 2008 had been $75.00, $85.00 or $95.00, the shares from the warrants to be included in diluted EPS would have been 1.9 million, 4.5 million and 6.5 million shares, respectively. The total number of shares that could potentially be included under the warrants is 23.2 million.

The number of shares included in the diluted EPS calculation for the convertible subordinated notes and warrants is as follows:

	Three months ended
	March 31,
	2009	2008
Average market price per share of Cephalon stock	$72.24	$64.57

Shares included in diluted EPS calculation:
2.0% Notes	6,208	4,859
2010 Zero Coupon Notes	769	723
Warrants related to 2.0% Notes	1,178	—
Warrants related to 2010 Zero Coupon Notes	8	—
Other	1	6
Total	8,164	5,588

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted income per common share:

	Three months ended
	March 31,
	2009	As adjusted 2008*
Basic income per common share computation:
Numerator:
Net income attributable to Cephalon, Inc., used for basic income per common share	$58,583	$30,442
Denominator:
Weighted average shares used for basic income per common share	68,792	67,665

Basic income per common share attributable to Cephalon, Inc.	$0.85	$0.45

Diluted income per common share computation:
Numerator:
Net income attributable to Cephalon, Inc., used for basic income per common share	$58,583	$30,442
Denominator:
Weighted average shares used for basic income per common share	68,792	67,665
Effect of dilutive securities:
Convertible subordinated notes and warrants	8,164	5,588
Employee stock options and restricted stock units	1,037	1,033
Weighted average shares used for diluted income per common share	77,993	74,286

Diluted income per common share attributable to Cephalon, Inc.	$0.75	$0.41

*As adjusted for FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”

The following reconciliation shows the shares excluded from the calculation of diluted income per common share as the inclusion of such shares would be anti-dilutive:

	Three months ended
	March 31,
	2009	2008
Weighted average shares excluded:
Convertible subordinated notes and warrants	23,232	26,819
Employee stock options and restricted stock units	3,008	3,361
	26,240	30,180

15.  SEGMENT AND SUBSIDIARY INFORMATION

Revenues for the three months ended March 31:

	2009			2008
	United States	Europe	Total	United States	Europe	Total
Sales:
PROVIGIL	$238,429	$14,933	$253,362	$198,469	$14,766	$213,235
GABITRIL	14,749	1,505	16,254	11,131	2,293	13,424
CNS	253,178	16,438	269,616	209,600	17,059	226,659

ACTIQ	26,417	11,747	38,164	37,517	12,203	49,720
Generic OTFC	24,112	—	24,112	27,318	—	27,318
FENTORA	33,290	423	33,713	38,933	—	38,933
AMRIX	26,237	—	26,237	9,768	—	9,768
Pain	110,056	12,170	122,226	113,536	12,203	125,739

TREANDA	50,197	—	50,197	—	—	—
Other Oncology	5,326	21,032	26,358	5,188	22,270	27,458
Oncology	55,523	21,032	76,555	5,188	22,270	27,458

Other	11,155	34,814	45,969	13,527	40,514	54,041
Total Sales	429,912	84,454	514,366	341,851	92,046	433,897
Other Revenues	5,623	(21)	5,602	8,663	659	9,322
Total External Revenues	435,535	84,433	519,968	350,514	92,705	443,219
Inter-Segment Revenues	5,705	172	5,877	2,895	7,940	10,835
Elimination of Inter-Segment Revenues	(5,705)	(172)	(5,877)	(2,895)	(7,940)	(10,835)
Total Revenues	$435,535	$84,433	$519,968	$350,514	$92,705	$443,219

Income (loss) before income taxes for the three months ended March 31:

	2009	As adjusted 2008*
United States	$117,052	$46,807
Europe	(40,216)	1,804
Total	$76,836	$48,611

Total assets:

	March 31, 2009	As adjusted December 31, 2008*
United States	$2,887,406	$2,293,025
Europe	690,760	789,917
Total	$3,578,166	$3,082,942

*As adjusted for FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2008.

EXECUTIVE SUMMARY

Cephalon, Inc. is an international biopharmaceutical company dedicated to the discovery, development and commercialization of innovative products in four core therapeutic areas: central nervous system (“CNS”), pain, oncology, and our latest area of focus, inflammatory diseases. Cephalon has recently completed certain transactions designed to build a portfolio of potential products targeted to the treatment of inflammatory diseases.  In the first quarter of 2009, Cephalon (i) acquired an exclusive, worldwide license to the ImmuPharma investigational compound, LUPUZOR™, which is in development for the treatment of systemic lupus erythematosus; (ii) purchased an option to acquire privately-held Ception Therapeutics, Inc., whose lead humanized monoclonal antibody compound, reslizumab, is in development for the treatment of pediatric eosinophilic esophagitis; and (iii) launched a takeover offer for Arana Therapeutics Limited, an Australian company, whose lead domain antibody compound, ART621, is in development for the treatment of rheumatoid arthritis and psoriasis.  In addition to conducting an active research and development program, we market seven proprietary products in the United States and numerous products in various countries throughout Europe and the world.  Consistent with our core therapeutic areas, we have aligned our approximately 780-person U.S. field sales and sales management teams by area.  We have a sales and marketing organization numbering approximately 400 persons that supports our presence in nearly 20 European countries, including France, the United Kingdom, Germany, Italy and Spain, and certain countries in Africa and the Middle East.

Our most significant product is PROVIGIL® (modafinil) Tablets [C-IV], which comprised 49% of our total consolidated net sales for the three months ended March 31, 2009, of which 94% was in the U.S. market.  For the three months ended March 31, 2009, consolidated net sales of PROVIGIL increased 19% over the three months ended March 31, 2008.  PROVIGIL is indicated for the treatment of excessive sleepiness associated with narcolepsy, obstructive sleep apnea/hypopnea syndrome (“OSA/HS”) and shift work sleep disorder (“SWSD”).  In June 2007, we secured final U.S. Food and Drug Administration (the “FDA”) approval of NUVIGIL® (armodafinil) Tablets [C-IV] for the same indications as PROVIGIL.  NUVIGIL is a single-isomer formulation of modafinil, the active ingredient in PROVIGIL.  The product is protected by a composition of matter patent that will expire on December 18, 2023 and covers a novel polymorphic form of armodafinil, the active pharmaceutical ingredient in NUVIGIL.  We currently intend to launch NUVIGIL within the next few months of the filing date of this Report.  We are shifting our CNS marketing efforts from PROVIGIL to NUVIGIL.  Currently, we do not believe 2009 CNS net sales will be adversely impacted as compared to 2008 by the decline in PROVIGIL marketing efforts associated with the launch of NUVIGIL.  In March 2009, we announced positive results from a Phase 2 clinical trial of NUVIGIL as adjunctive therapy for treating major depressive disorder in adults with bipolar I disorder and our plan to advance to Phase 3 trials for this indiciation. In April 2009, we announced positive results from a Phase 3 clinical trial of NUVIGIL as a treatment for excessive sleepiness associated with jet lag disorder and our plan to file a supplemental new drug application (an “sNDA”) with the FDA to expand the indications for NUVIGIL during the third quarter of 2009.  In May 2009, we announced positive results from a Phase 4 study of NUVIGIL in obstructive sleep apnea and comorbid major depressive disorder requiring ongoing antidepressant therapy.

On a combined basis, our two next most significant products are FENTORA® (fentanyl buccal tablet) [C-II] and ACTIQ® (oral transmucosal fentanyl citrate) [C-II] (including our generic version of ACTIQ (“generic OTFC”)).  Together, these products comprised 19% of our total consolidated net sales for the three months ended March 31, 2009, of which 87% was in the U.S. market.   In October 2006, we launched FENTORA in the United States.  FENTORA is indicated for the management of breakthrough pain in patients with cancer who are already receiving and are tolerant to opioid therapy for their underlying persistent cancer pain.  In April 2008, we received marketing authorization from the European Commission for EFFENTORA™ for the same indication as FENTORA and launched the product in certain European countries in January 2009. We have focused our clinical strategy for FENTORA on studying the product in opioid-tolerant patients with breakthrough pain associated with chronic pain conditions, such as neuropathic pain and back pain.  In November 2007, we submitted an sNDA to the FDA seeking approval to market FENTORA for the management of breakthrough pain in opioid tolerant patients with chronic pain conditions.  In May 2008, an FDA Advisory Committee voted not to recommend approval of the FENTORA sNDA.  In September 2008, we received a complete response letter, in which the FDA requested that we implement and demonstrate the effectiveness of proposed enhancements to the current FENTORA risk management program.  In December 2008, we also received a supplement request letter from the FDA requesting that we submit a Risk Evaluation and Mitigation Strategy (the “REMS Program”) with respect to FENTORA.  We submitted our REMS Program to the FDA in early April 2009 and expect to receive a response from the FDA by October 2009.  To address the FDA’s requests in its September 2008 and December 2008 letters, we plan to implement as part of our REMS Program SECURE Access™, a first-of-its-kind initiative designed to minimize the potential risk of overdose from an opioid through appropriate patient selection.  We believe that, by working with the FDA, we can design and implement a REMS Program to meet the FDA’s requests and possibly to provide a potential avenue for approval of the sNDA.  We anticipate initiating the REMS Program upon receipt of approval from the FDA.  With respect to ACTIQ, its sales have been meaningfully eroded by the launch of FENTORA and by generic OTFC products sold since June 2006 by Barr Laboratories, Inc. and by us through our sales agent, Watson Pharmaceuticals, Inc.  We expect this erosion will continue throughout 2009.  We submitted our REMS Program for ACTIQ and generic OTFC in early April 2009 and expect to receive a response from the FDA by October 2009.

In March 2008, we received FDA approval of TREANDA® (bendamustine hydrochloride) for the treatment of patients with chronic lymphocytic leukemia (“CLL”) and we launched the product in April 2008.  In October 2008, we received FDA approval of TREANDA for treatment of patients with indolent B-cell non-Hodgkin’s lymphoma (“NHL”) who have progressed during or within six months of treatment with rituximab or a rituximab-containing regimen.  The FDA has granted an orphan drug designation for the CLL indication for TREANDA. TREANDA comprised 10% of our total consolidated net sales for the three months ended March 31, 2009, all of which were in the U.S. market.

On April 23, 2009, we received approval from the FDA for our supplemental new drug application to update the prescribing information for TREANDA.  We will finalize and implement the updated prescribing information for TREANDA in early May 2009.   We have identified two postmarketing cases of Stevens Johnson Syndrome (“SJS”)/toxic epidermal necrolysis (“TEN”) in patients treated concomitantly with TREANDA and allopurinol; one of these cases was fatal. Allopurinol is known to cause SJS/TEN. In the non-fatal case, the patient also received other drugs that can cause SJS.  TREANDA’s prescribing information will be updated to include these serious skin reactions.  These updates communicate safety warnings when TREANDA is used in combination with allopurinol.  Although the relationship between TREANDA and SJS/TEN cannot be determined, there may be an increased risk of severe skin toxicity when TREANDA and allopurinol are administered concomitantly.  This update is similar to the labeling that currently exists with certain other agents used to treat indolent NHL and/or CLL, such as RITUXAN® (rituximab), REVLIMID® (lenalidomide) and cyclophosphamide, all of which also reference SJS/TEN in their current respective prescribing information.

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

We are or may become a party to litigation in the ordinary course of our business, including, among others, matters alleging employment discrimination, product liability, patent or other intellectual property rights infringement, patent invalidity or breach of commercial contract.  In particular, as a biopharmaceutical company, our future success is highly dependent on obtaining and maintaining patent protection or regulatory exclusivity for our products and technology. We intend to vigorously defend the validity, and prevent infringement, of our patents. The loss of patent protection or regulatory exclusivity on any of our existing products, whether by third-party challenge, invalidation, circumvention, license or expiration, could materially impact our results of operations.   For more information regarding these matters, please see Note 10 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

RECENT ACQUISITIONS AND TRANSACTIONS

Arana Therapeutics Limited

On February 27, 2009, we announced that we acquired (through our wholly owned subsidiary Cephalon International Holdings, Inc. (“Cephalon International”)), approximately 19.8% of the total issued share capital (the “Equity Stake”) of Arana Therapeutics Limited, an Australian company listed on the Australian Securities Exchange (“Arana”) for $41.4 million and that we intended to initiate a takeover offer for Arana (through Cephalon International).  On March 9, 2009, through Cephalon International, we filed a Bidder’s Statement with the Australian Securities and Investments Commission in connection with our takeover offer for Arana.  The Bidder’s Statement was mailed to Arana’s shareholders on March 25, 2009 to officially open the offer for acceptance by the shareholders.  The offer is currently scheduled to close on June 1, 2009.  The offer has the support of the Arana independent directors and has been recommended to Arana shareholders in the absence of a superior proposal.  Cephalon International offered to pay Australian dollar (“A$”) 1.40 cash for each Arana ordinary share cum dividends and other rights. If Cephalon obtains a relevant interest in 90%  of Arana shares and the offer conditions are satisfied or waived, Cephalon will increase its offer price by 5 Australian cents per share. This offer price increase will be payable to all shareholders no matter when their acceptances are received. In these circumstances accepting Arana shareholders will receive A$1.45 per share.   On March 2, 2009, Arana declared an A$0.05 fully franked special dividend payable to all shareholders of Arana with a record date of March 30, 2009.  The amount of the dividend will be set off against the offer price (reducing it to A$1.35 (or A$1.40 if the 90% condition is met)).  The offer is currently subject to certain basic conditions, including a 50.1% minimum acceptance condition. As of March 31, 2009, assuming a purchase price of A$1.40 per share, the total offer value (including the value of the Equity Stake)  was approximately $220 million (A$318 million).

On March 17, 2009, Cephalon entered into a foreign exchange forward contract and a foreign exchange option contract related to our Arana transaction.  Together, these contracts protect against fluctuations between the Australian Dollar and the U.S. Dollar, up to a value of $144.2 million.  Changes in the value of these contracts are recognized within net income. The forwards contract will mature on May 7, 2009 and the options contract will mature on June 17, 2009.  See Note 6 for additional details.  On April 29, 2009, Cephalon entered into a foreign exchange forward contract which will mature on June 4, 2009 to replace the forwards contract which matures on May 7, 2009.

Ception Therapeutics, Inc.

In January 2009, we entered into an option agreement (the “Ception Option Agreement”) with Ception Therapeutics, Inc.  Under the terms of the Ception Option Agreement, we have the irrevocable option (the “Ception Option”) to purchase all of the outstanding capital stock on a fully diluted basis of Ception at any time on or prior to the expiration of the Option Period (as defined below).  As consideration for the Ception Option, we paid $50.0 million to Ception and also paid certain Ception stockholders an aggregate of $50.0 million.  We also agreed to provide up to $25.0 million of financing to Ception during the Option Period.  We have not provided financing as of the date of this filing.  We, in our sole discretion, may exercise the Ception Option by providing written notice to Ception at any time during the period from January 13, 2009 to and including the date that (i) is fifteen business days after our receipt of the final study report for Ception’s ongoing Phase IIb/III clinical trial for reslizumab in pediatric patients with eosinophilic esophagitis (“Res-5-0002 EE Study”) indicating that the co-primary endpoints have been achieved or (ii) is thirty business days after our receipt of the final study report for Res-5-0002 EE Study indicating that the co-primary endpoints have not been achieved (the “Option Period”).   We anticipate that the Res-5-0002 EE Study will be completed in the first quarter of 2010.  If the data are positive and we exercise the Ception Option, we intend to file a Biologics License Application for reslizumab with the FDA in 2010.  If we exercise the Ception Option, we have agreed to pay a total of $250.0 million less any third-party debt payable by Ception in exchange for all the outstanding capital stock of Ception on a fully-diluted basis.  Ception stockholders also could receive (i) additional payments related to clinical and regulatory milestones and (ii) royalties related to net sales of products developed from Ception’s program to discover small molecule, orally-active, anti-TNF (tumor necrosis factor) receptor agents.

Lupuzor License

In November 2008, we entered into an option agreement (the “ImmuPharma Option Agreement”) with ImmuPharma plc (“ImmuPharma”) providing us with an option to obtain an exclusive, worldwide license to the investigational medication LUPUZOR™ for the treatment of systemic lupus erythematosus.  In January 2009, we exercised the option and entered into a Development and Commercialization Agreement with ImmuPharma based on a review of interim results of a Phase IIb study for

LUPUZOR.  Under the terms of the ImmuPharma Option Agreement, we paid ImmuPharma a $15.0 million upfront option payment upon execution and a one-time $30.0 million license fee in February 2009.

Acusphere, Inc.

In November 2008, we entered into a license and convertible note transaction with Acusphere, Inc. (“Acusphere”), a specialty pharmaceutical company that develops new drugs and improved formulations of existing drugs using its proprietary microparticle technology.  In connection with the transaction,  Acusphere granted us an exclusive worldwide license to all intellectual property of Acusphere relating to celecoxib to develop and market celecoxib for all current and future indications. In connection with this license, we paid Acusphere an upfront fee of $5.0 million and agreed to pay a $15.0 million milestone upon FDA approval of the first new drug application prepared by us with respect to celecoxib for any indication, as well as royalties on net sales.  In addition, we purchased a $15.0 million senior secured three-year convertible note (the “Acusphere Note”) from Acusphere, secured by substantially all the assets of Acusphere (including Acusphere’s intellectual property).  The Acusphere Note is convertible at our option at any time prior to November 3, 2009 into either (i) a number of shares of Acusphere common stock at least equal to 51% of Acusphere’s outstanding common stock on a fully-diluted basis on the date of conversion of the Acusphere Note, (ii) an exclusive license to all intellectual property of Acusphere relating to Imagify™ (perflubutane polymer microspheres) to use, distribute and sell Imagify for all current and future indications worldwide excluding those European countries that were subject to Acusphere’s agreement with Nycomed Danmark ApS (“Nycomed”), or (iii) a $15.0 million credit against the future milestone payment under the celecoxib license agreement. In December 2008, an FDA Advisory Committee voted not to recommend approval of Acusphere’s new drug application for Imagify. In February 2009, Acusphere filed an amendment to its Imagify NDA with the FDA to limit the proposed indication for Imagify to a subset of patients undergoing pharmacologic stress techniques where the risk-to-benefit ratio is more compelling than the broader indication set forth in the original NDA.  In March 2009, Acusphere signed an agreement to terminate and transition its Collaboration, License and Supply Agreement dated as of July 6, 2004, as subsequently amended, with Nycomed. Under the Termination and Transition Agreement, Acusphere reacquired the rights previously granted to Nycomed to develop, promote, market and distribute Imagify in the European Union, Turkey, Russia and the other members of the Commonwealth of Independent States. Separately, in March 2008, we purchased license rights for Acusphere’s Hydrophobic Drug Delivery Systems (HDDS™) technology for use in oncology therapeutics for $10.0 million.

On March 3, 2009, Acusphere voluntarily filed a Form 15 with the Securities and Exchange Commission (“SEC”) to suspend Acusphere’s SEC reporting obligations. Upon the filing of the Form 15, Acusphere’s obligation to file periodic and current reports with the SEC, including Forms 10-K, 10-Q and 8-K, was immediately suspended. Acusphere was eligible to file Form 15 because its common shares were held of record by less than 300 persons.

RESULTS OF OPERATIONS

(In thousands)

Three months ended March 31, 2009 compared to three months ended March 31, 2008:

	Three months ended
	March 31,
	2009			2008			% Increase (Decrease)
	United States	Europe	Total	United States	Europe	Total	United States	Europe	Total
Sales:
PROVIGIL	$238,429	$14,933	$253,362	$198,469	$14,766	$213,235	20%	1%	19%
GABITRIL	14,749	1,505	16,254	11,131	2,293	13,424	33	(34)	21
CNS	253,178	16,438	269,616	209,600	17,059	226,659	21	(4)	19

ACTIQ	26,417	11,747	38,164	37,517	12,203	49,720	(30)	(4)	(23)
Generic OTFC	24,112	—	24,112	27,318	—	27,318	(12)	—	(12)
FENTORA	33,290	423	33,713	38,933	—	38,933	(14)	—	(13)
AMRIX	26,237	—	26,237	9,768	—	9,768	169	—	169
Pain	110,056	12,170	122,226	113,536	12,203	125,739	(3)	—	(3)

TREANDA	50,197	—	50,197	—	—	—	—	—	—
Other Oncology	5,326	21,032	26,358	5,188	22,270	27,458	3	(6)	(4)
Oncology	55,523	21,032	76,555	5,188	22,270	27,458	970	(6)	179

Other	11,155	34,814	45,969	13,527	40,514	54,041	(18)	(14)	(15)
Total Sales	429,912	84,454	514,366	341,851	92,046	433,897	26	(8)	19
Other Revenues	5,623	(21)	5,602	8,663	659	9,322	(35)	(103)	(40)
Total Revenues	$435,535	$84,433	$519,968	$350,514	$92,705	$443,219	24%	(9)%	17%

Sales—In the United States, we sell our proprietary products to pharmaceutical wholesalers, the largest three of which accounted for 74% of our total consolidated gross sales for the three months ended March 31, 2009.  Decisions made by these wholesalers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) can materially affect the level of our sales in any particular period and thus may not necessarily correlate to the number of prescriptions written for our products as reported by IMS Health Incorporated.

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

As of March 31, 2009, we received information from substantially all of our U.S. wholesaler customers about the levels of inventory they held for our U.S. branded products. Based on this information, which we have not independently verified, we believe that total inventory held at these wholesalers is approximately two to three weeks supply of our U.S. branded products at our current sales levels. Based on our annual retail inventory survey in November 2008, we believe that our generic OTFC inventory held at wholesalers and retailers is approximately five months.

For the three months ended March 31, 2009, sales were impacted by changes in the product sales allowances deducted from gross sales as described further below and by changes in the relative levels of the number of units of inventory held at wholesalers and retailers. Declines in foreign exchange rates versus the U.S. dollar caused a 10% decrease in European sales.  For the three months ended March 31, 2009, total sales increased by 19% over the prior year. The other key factors that contributed to the increase in sales are summarized by product as follows:

•                  In CNS, sales of PROVIGIL increased 19 percent. Sales of PROVIGIL in the U.S. increased by 20%, due primarily to domestic price increases of 10% in February 2009, resulting in an average price increase of 25% period to period, offset by a decline in U.S. prescriptions for PROVIGIL of 4%, according to IMS Health. European sales of PROVIGIL increased 1% due primarily to increases in unit sales, partially offset by the unfavorable effect of exchange rates. Throughout 2009, we expect CNS sales to increase as compared to 2008 as a result of increased sales for PROVIGIL, based on the full year impact of the 2008 price increases and the launch of NUVIGIL within the next few months of the filing date of this Report.

•                  In Pain, sales decreased 3 percent. Sales of ACTIQ in the United States were impacted by domestic price increases during 2008, resulting in an average price increase of 24% period to period. This price impact was offset by a 45% decrease in U.S. prescriptions period to period, according to IMS Health, resulting from the introduction of generic competition to ACTIQ in October 2006. For the three months ended March 31, 2009,  sales of our own generic OTFC and shipments of our generic OTFC to Barr decreased 12%, resulting from a 12% decrease in U.S. prescriptions, according to IMS Health.  Sales of FENTORA decreased 13%, due to a decrease in tablets dispensed of 20%, offset by domestic price increases in 2008.  Sales of ACTIQ in Europe decreased 4%, as impact of the unfavorable effect of exchange rate changes exceeded the moderate increase in unit sales.  The decreases in sales of FENTORA, ACTIQ and generic OTFC were largely offset by a 169% increase in AMRIX sales.  AMRIX prescriptions increased 202% and the price of AMRIX increased by 5%.  Throughout 2009, we expect overall sales of our Pain products to increase as compared to 2008 based on the growth in sales of AMRIX.

•                  In Oncology, sales increased 179 percent. This increase was primarily attributable to the addition of TREANDA, which launched in April 2008.  Sales of our European oncology products decreased 6%, due primarily to the unfavorable effect of exchange rate changes, which offset moderate increases in unit sales. Throughout 2009, we expect Oncology sales to increase as compared to 2008 based on the growth in sales of TREANDA.

•                  Other sales, which consist primarily of sales of other products and certain third party products, decreased 15 percent, primarily due to the November 2008 termination of our agreement with Alkermes, Inc., ending our collaboration related to VIVITROL.

Other Revenues—The decrease of 40% from period to period is primarily due to lower revenues from our collaborators including royalties, milestone payments and fees.

Analysis of gross sales to net sales—The following table presents the product sales allowances deducted from gross sales to arrive at a net sales figure:

	Three months ended
	March 31,
	2009	2008	Change	% Change
Gross sales	$583,159	$487,746	$95,413	20%
Product sales allowances:
Prompt payment discounts	9,761	7,948	1,813	23
Wholesaler discounts	3,939	2	3,937	—
Returns	13,214	6,091	7,123	117
Coupons	3,198	6,199	(3,001)	(48)
Medicaid discounts	11,646	9,182	2,464	27
Managed care and governmental contracts	27,035	24,427	2,608	11
	68,793	53,849	14,944	28
Net sales	$514,366	$433,897	$80,469	19%
Product sales allowances as a percentage of gross sales	11.8%	11.0%

Prompt payment discounts increased for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 due to the increase in sales. Wholesaler discounts increased period over period as no discounts were required for the first quarter of 2008 as a result of price increases.  Returns increased as a result of increased returns percentages related to ACTIQ and FENTORA sales, compared to the prior year.  Coupons decreased period over period as a result of the decrease in coupon redemption activity for FENTORA.

Medicaid discounts increased slightly for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 due to price increases, offset by the lower Medicaid utilization of our CNS and Pain products.  Managed care and governmental contracts increased for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 due to additional rebates for certain managed care and governmental programs, particularly with respect to sales of TREANDA. In addition, during the three months ended March 31, 2009 we recognized a reserve of $4.2 million for amounts payable to the U.S. Department of Defense (“DoD”) under the new TRICARE program effective January 28, 2008, bringing our total accrual under the program to $20.0 million.  Our previous TRICARE program accruals were consistent with the final regulations, as adopted March 17, 2009.  In the future, we expect product sales allowances as a percentage of gross sales to trend upward due to the impact of potential future price increases on Medicaid discounts and potential increases related to Medicaid, managed care and governmental contracts sales.

	Three months ended
	March 31,
	2009	2008	Change	% Change
Costs and expenses:
Cost of sales	$97,770	$89,916	$7,854	9%
Research and development	103,024	81,435	21,589	27
Selling, general and administrative	200,590	198,988	1,602	1
Restructuring charges	1,637	3,911	(2,274)	(58)
Acquired in-process research and development	30,750	10,000	20,750	208
	$433,771	$384,250	$49,521	13%

Cost of Sales—The cost of sales was 19.0% of net sales for the three months ended March 31, 2009 and 20.7% of net sales for the three months ended March 31, 2008.  For the three months ended March 31, 2009 and 2008, we recognized $21.2 million and $26.2 million of amortization expense included in cost of sales, respectively. Amortization expense  decreased $3.4 million due to the increase in estimated useful life for AMRIX from 5 to 18 years and by $1.8 million due to the elimination of amortization for VIVITROL.  We recorded accelerated depreciation charges of $1.6 million and $1.7 million in the first quarter of 2009 and 2008, respectively, related to restructuring.

Research and Development Expenses—Research and development expenses increased $21.6 million, or 27%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. This increase is primarily attributable to increased clinical activity and medical affairs expenses related to NUVIGIL.  In addition, we recognized R&D charges related to our variable interest entities (“VIE’s”) of $6.3 million, for which there was no equivalent amount in the prior year.  For the three months ended March 31, 2009 and 2008, we recognized $6.3 million and $5.0 million of depreciation expense included in research and development expenses, respectively.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $1.6 million, or 1% for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, primarily due to the recognition of $4.5 million of selling, general and administrative charges related to our VIE’s. This was offset by reduced promotional expenses, resulting from the termination of contracts with Takeda Pharmaceuticals North America, Inc. and Alkermes.  For the three months ended March 31, 2009 and 2008, we recognized $5.8 million and $4.5 million of depreciation expense included in selling, general and administrative expenses, respectively.

Acquired in-process research and development—For the three months ended March 31, 2009, we incurred expense of $30 million in exchange for the exclusive, worldwide license rights to LUPUZOR, acquired from ImmuPharma plc.  We also paid SymBio Pharmaceuticals Limited (“SymBio”) $0.8 million in exchange for the exclusive sublicense to bendamustine hydrochloride in China and Hong Kong.  For the three months ended March 31, 2008, we recorded acquired in-process research and development expense of $10.0 million related to our license of Acusphere HDDS technology for use in oncology therapeutics.

Restructuring charges—For the three months ended March 31, 2009 and 2008, we recorded $1.6 million and $3.9 million, respectively, related to our restructuring plan to consolidate certain manufacturing and research and development activities within our U.S. locations.  These charges primarily consist of severance payments and accruals for employees who have or are expected to be terminated as a result of this restructuring plan.  For additional information, see Note 3 of the Consolidated Financial Statements included in Part I, Item 1 of this Report.

	Three months ended
	March 31,
	2009	As adjusted 2008*	Change	% Change
Other income (expense):
Interest income	$704	$6,601	$(5,897)	(89)%
Interest expense	(16,604)	(22,278)	5,674	25
Other income, net	6,539	5,319	1,220	23
	$(9,361)	$(10,358)	$997	10%

*As adjusted for FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”

Other Income (Expense)—Other expense decreased $0.9 million, or 10%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The decrease was attributable to the following factors:

•                  a $5.9 million decrease in interest income due to lower average interest rates and lower average investment balances in the U.S;

•                  a $5.7 million decrease in interest expense.  In 2009, interest expense related to our convertible debt decreased $2.8 million due to the redemption of our Zero Coupon Convertible Subordinated Notes due June 2033, first puttable in June 2008.  In 2008, we also recognized $3.8 million of interest expense related to the agreement in principle with the U.S. Attorney’s Office.  For additional information on the impact of APB 14-1 on interest expense, see Note 9 of the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q; and

•                  a $1.2 million increase in other income, net, primarily due to income of $5.4 million from the increase in fair value of Arana foreign exchange contracts and $1.6 million from Arana dividends, offset by $5.8 million unfavorable variance in foreign exchange gains and losses.  For additional information, see Note 2 of the

Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three months ended
	March 31,
	2009	As adjusted 2008*	Change	% Change
Income tax expense	$33,054	$18,169	$14,885	82%

*As adjusted for FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”

Income Taxes— For the three months ended March 31, 2009, we recognized $33.0 million of income tax expense on income before income taxes of $76.8 million, resulting in an overall effective tax rate of 43.0 percent, as we have not recognized tax benefits for losses attributable to non-controlling interest of $14.8 million related to our investments in Acusphere and Ception. This compared to income tax expense for the three months ended March 31, 2008 of $18.2 million on income before income taxes of $48.6 million, resulting in an effective tax rate of 37.4 percent.

	Three months ended
	March 31,
	2009	As adjusted 2008*	Change	% Change
Net loss attributable to noncontrolling interest	$14,801	$—	$14,801	—%

Noncontrolling Interest- For the three months ended March 31, 2009, we recorded a loss attributable to noncontrolling interest of $14.8 million, related to our investments in Ception and Acusphere.  For additional information, see Note 2 of the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands)

	As of
	March 31, 2009	As adjusted December 31, 2008*
Financial assets:
Cash and cash equivalents	$614,576	$524,459

Debt and Redeemable Equity:
Current portion of long-term debt- convertible notes	$1,019,900	$1,019,888
Current portion of long-term debt discount- convertible notes	(238,404)	(248,403)
Current portion of long-term debt- other debt	12,734	10,133
Long-term debt	5,466	3,692
Redeemable equity	238,404	248,403
Total debt and redeemable equity	$1,038,100	$1,033,713

Select measures of liquidity and capital resources:
Working capital surplus	$157,186	$156,410
Cash/cash equivalents as a percentage of total assets	17%	17%

	Three months ended March 31,
	2009	2008*
Change in cash and cash equivalents
Net cash provided by operating activities	$172,709	$64,244
Net cash used for investing activities	(80,135)	(35,745)
Net cash provided by financing activities	1,579	4,458
Effect of exchange rate changes on cash and cash equivalents	(4,036)	4,220
Net increase in cash and cash equivalents	$90,117	$37,177

*As adjusted for FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”

Our working capital deficit is calculated as current assets less current liabilities. Our convertible subordinated notes contain conversion terms that will impact whether these notes are classified as current or long-term liabilities and consequently affect our working capital position.

Net Cash Provided by Operating Activities

Cash provided by operating activities is primarily driven by income from sales of our products offset by the timing of receipts and payments in the ordinary course of business.

Included within cash used for operating activities are payments recorded as in-process research and development  including a payment of  $30.0 million in exchange for the exclusive, worldwide license rights to LUPUZOR, acquired from ImmuPharma.  We also paid SymBio $0.8 million in exchange for the license rights to bendamustine hydrochloride in China and Hong Kong.  For the three months ended March 31, 2008, we paid in-process research and development expenses of $10.0 million related to our license of Acusphere HDDS technology for use in oncology therapeutics.

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

Net cash used for investing activities was $80.1 million in 2009 as compared to $35.7 million in 2008. The change between periods is primarily attributable to:

•                  a $125.5 million decrease in cash flow for investments in third parties including an equity investment of $9.1 million in SymBio, $75.0 million paid as consideration for an option to purchase Ception and $41.4 million paid in conjunction with our equity stake in Arana as part of our takeover offer;

•                  an increase in cash flow from expenditures on intangible assets as 2008 included a payment of a $25.0 million milestone paid upon FDA approval of TREANDA;

•                  proceeds of $7.7 million received in 2009 upon settlement of a foreign exchange contract;

•                  a $52.6 million increase in cash flow due to the initial consolidation of Ception in 2009 as a variable interest entity; and

•                  a $7.6 million decrease in cash provided by our investment portfolio. As of March 31, 2008, all available-for-sale instruments in our investment portfolio were sold or reached maturity and the corresponding proceeds were transferred into liquid cash equivalent with original maturities of three months or less from the date of purchase.

Net Cash Provided by Financing Activities

Financing activities for the periods presented above primarily relate to proceeds from stock option exercises and payments on long-term debt.

Net cash provided by financing activities was $1.6 million in 2009 as compared to $4.5 million in 2008. The change between periods is primarily attributable to payments on debt during the first quarter of 2009.

Noncontrolling Interest

Although our VIE’s are included in our consolidated financial statements, our interest in our VIE’s assets are limited to those accorded to us in the agreements with our VIE’s as described in Note 2 of the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.  For example, Ception’s cash and cash equivalents balance includes $50.0 million of Ception Option Agreement proceeds; Ception has retained the right to distribute those cash proceeds to its current stockholders. The creditors of our VIE’s have no recourse to the general credit of Cephalon.

Outlook

We expect to use our cash, cash equivalents, credit facility and investments on working capital and general corporate purposes, the acquisition of businesses, products, product rights, technologies, property, plant and equipment, the payment of contractual obligations, including scheduled interest payments on our convertible notes and regulatory or sales milestones that may become due, and/or the purchase, redemption or retirement of our convertible notes. However, we expect that sales of our currently marketed products should allow us to continue to generate positive operating cash flow in 2009. At this time, we cannot accurately predict the effect of certain developments on our anticipated rate of sales growth in 2009 and beyond, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our product candidates and new indications for existing products.

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

As part of our business strategy, we plan to consider and, as appropriate, make acquisitions of other businesses, products, product rights or technologies. Our cash reserves and other liquid assets may be inadequate to consummate such acquisitions and it may be necessary for us to issue stock or raise substantial additional funds to complete future transactions. In addition, as a result of our acquisition efforts, we are likely to experience significant charges to earnings for merger and related expenses (whether or not our efforts are successful) that may include transaction costs or closure costs.

Marketed Products and Product Candidates

Sales growth of our modafinil-based products depends, in part, on the continued effectiveness of the various settlement agreements we entered into in late 2005 and early 2006, as well as our maintenance of protection in the United States and abroad of the modafinil particle-size patent through its expiration beginning in 2014 and our NUVIGIL polymorph patent through its expiration beginning in 2023.  For more information, see Note 10 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.  During 2008, we experienced a 2% decline in prescriptions of PROVIGIL.  Growth of our modafinil-based product sales in the future may depend in part on our ability to successfully launch NUVIGIL.  We are shifting our CNS marketing efforts from PROVIGIL to NUVIGIL.  Currently, we do not believe 2009 CNS net sales will be adversely impacted as compared to 2008 by the decline in PROVIGIL marketing efforts associated with the launch of NUVIGIL.

Our future growth depends in large part on our ability to achieve continued sales growth with AMRIX and TREANDA, which we launched in October 2007 and April 2008, respectively.  Growth of AMRIX sales will depend in part on the strength of the patent covering the product, particularly in light of the ANDAs filed by Barr, Mylan and Impax.

Our future growth also depends, in part, on our ability to successfully market FENTORA within its current indication and to secure FDA approval of a broader labeled indication for the product outside of breakthrough cancer pain.  In November 2007, we submitted an sNDA to the FDA seeking approval to market FENTORA for the management of breakthrough pain in opioid tolerant patients with chronic pain conditions. In May 2008, an FDA Advisory Committee voted not to recommend approval of the FENTORA sNDA.  In September 2008, we received a complete response letter, in which the FDA requested that we implement and demonstrate the effectiveness of proposed enhancements to the current FENTORA risk management program.  In December 2008, we also received a supplement request letter from the FDA requesting that we submit a Risk Evaluation and Mitigation Strategy (the “REMS Program”) with respect to FENTORA.  We submitted our REMS Program to the FDA in early 2009 and expect to receive a response from the FDA by October 2009.  To address the FDA’s requests in its September 2008 and December 2008 letters, we plan to implement as part of the REMS Program SECURE Access, a first-of-its-kind initiative designed to minimize the potential risk of overdose from an opioid through appropriate patient selection.  We believe that, by working with the FDA, we can design and implement a REMS Program to meet the FDA’s requests and possibly provide a potential avenue for approval of the sNDA. We anticipate initiating the REMS Program upon receipt of approval from the FDA.  With respect to ACTIQ, its sales have been meaningfully eroded by the launch of FENTORA and by generic OTFC products sold since June 2006 by Barr Laboratories, Inc. and by us through our sales agent, Watson Pharmaceuticals, Inc.  We expect this erosion will continue throughout 2009.  We submitted our REMS Program for ACTIQ and generic OTFC in early April 2009 and expect to receive a response from the FDA by October 2009.

Clinical Studies

Over the past few years, we have incurred significant expenditures related to conducting clinical studies to develop new pharmaceutical products and to explore the utility of our existing products in treating disorders beyond those currently approved in their respective labels. In 2009, we expect to continue to incur significant levels of research and development expenditures. We also expect to continue or begin a number of significant clinical programs including: studies of TREANDA as a front-line treatment for NHL and for the treatment of multiple myeloma; a Phase II program evaluating CEP-701 for the treatment of myeloproliferative disorder; and clinical programs with NUVIGIL focused on cancer-related fatigue/tiredness, adjunctive treatment to atypical anti-psychotics in schizophrenia patients, bi-polar depression and excessive sleepiness associated with traumatic brain injury.

Manufacturing, Selling and Marketing Efforts

In 2009, we expect to continue to incur significant expenditures associated with manufacturing, selling and marketing our products. We expect to continue in-process capital expenditure projects at our research and development facilities in France and West Chester, Pennsylvania.  We also expect to continue in 2009 a capital expenditure project related to the transfer of manufacturing activities from our facility in Eden Prairie, Minnesota to our facility in Salt Lake City, Utah; we expect this phased transfer to occur between 2009 and 2011.  The aggregate amount of our sales and marketing expenses in 2009 is expected to be higher than that incurred in 2008, primarily as a result of higher expenses associated with our promotional efforts related to AMRIX and TREANDA and launch expenses and other promotional efforts associated with NUVIGIL.

Over the past few years, we have been developing a manufacturing process for the active pharmaceutical ingredient in NUVIGIL that is more cost effective than our prior process of separating modafinil into armodafinil.  As a result of our plan to manufacture armodafinil in the future using this new process and our decision to launch NUVIGIL within the next few months of the filing date of this report, we assessed the potential impact of these items on certain of our existing agreements to purchase modafinil.  Under these contracts, we have agreed to purchase minimum amounts of modafinil through 2012, with aggregate future purchase commitments totaling $49.7 million as of March 31, 2009.  Based on our current assessment, we have recorded a reserve of $26.0 million for purchase commitments for modafinil raw materials not expected to be utilized.  For additional information, see Note 5 of the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.  We also are initiating a search for a potential acquiror of our manufacturing facility in Mitry-Mory, France where we produce modafinil.  As of March 31, 2009, we had $28.9 million of property and equipment related to the Mitry-Mory facility included on our balance sheet.  The resolution of these assessments could have a negative impact on our results of operations in future periods.

Indebtedness

We have significant indebtedness outstanding, consisting principally of indebtedness on convertible subordinated notes. The following table summarizes the principal terms of our most significant convertible subordinated notes outstanding as of March 31, 2009:

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

*                 Stated conversion prices as per the terms of the notes. However, each convertible note contains certain terms restricting a holder’s ability to convert the notes, including that a holder may only convert if the closing price of our stock on the day prior to conversion is higher than $56.04 or $67.80 with respect to the 2.0% Notes or the 2010 Zero Coupon Notes, respectively.  For a more complete description of these notes, including the associated convertible note hedge, see Note 12 to our Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008.

As of March 31, 2009, our closing stock price was $68.10, and therefore, all of our notes were convertible as of March 31, 2009. Under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. As of the filing date of this Quarterly Report on Form 10-Q, we do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, other than the restrictive covenants contained in our credit agreement, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time. If we do not have sufficient funds available to repay any principal balance of notes presented for conversion, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

As of March 31, 2009, all of our notes are convertible because the closing price of our common stock on that date was higher than the restricted conversion prices of these notes. As a result, all notes have been classified as current liabilities on our consolidated balance sheet as of March 31, 2009.  We believe that the share price of our common stock would have to significantly increase over the market price as of the filing date of this report before the fair value of the convertible notes would be less than the value of the common stock shares underlying the notes and, as such, we believe it is highly unlikely that holders of the 2.0% Notes or the 2010 Zero Coupon Notes will present significant amounts of such notes for conversion under the current terms. In the unlikely event that a significant conversion did occur, we believe that we have the ability to raise sufficient cash to repay the principal amounts due through a combination of utilizing our existing cash on hand, accessing our credit facility, raising money in the capital markets or selling our note hedge instruments for cash.

The annual interest payments on our convertible notes outstanding as of March 31, 2009 are $16.4 million, payable semi-annually on June 1 and December 1. In the future, we may agree to exchanges of the notes for shares of our common stock or debt, or may determine to use a portion of our existing cash on hand to purchase or retire all or a portion of the outstanding convertible notes.

Our 2.0% Notes and 2010 Zero Coupon Notes each are included in the dilutive earnings per share calculation using the treasury stock method. Under the treasury stock method, we must calculate the number of shares issuable under the terms of these notes based on the average market price of our common stock during the period, and include that number in the total diluted shares figure for the period. At the time we sold our 2.0% Notes and 2010 Zero Coupon Notes we entered into convertible note hedge and warrant agreements that together are intended to have the economic effect of reducing the net number of shares that will be issued upon conversion of the notes by increasing the effective conversion price for these notes, from our perspective, to $67.92 and $72.08, respectively. However, from an accounting principles generally accepted in the United States of America (“U.S. GAAP”) perspective, Statement of Financial Accounting Standards (“FAS”) No. 128, “Earnings Per Share” (“FAS 128”) considers only the impact of the convertible notes and the warrant agreements; since the impact of the convertible note hedge agreements is always anti-dilutive, FAS 128 requires that we exclude from the calculation of fully diluted shares the number of shares of our common stock that we would receive from the counterparties to these agreements upon settlement.

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

On August 15, 2008, we established a $200 million, three-year revolving credit facility with JP Morgan Chase Bank, N.A. and certain other lenders.  The credit facility is available for letters of credit, working capital and general corporate purposes and is guaranteed by certain of our domestic subsidiaries.  The credit agreement contains customary borrowing conditions and covenants, including but not limited to covenants related to total debt to Consolidated EBITDA (as defined in the credit agreement), senior debt to Consolidated EBITDA, interest expense coverage and limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, and transactions with affiliates.  As of the date of this filing, we have not drawn any amounts under the credit facility.

Acquisition Strategy

As part of our business strategy, we plan to consider and, as appropriate, make acquisitions of other businesses, products, product rights or technologies. Our cash reserves and other liquid assets may be inadequate to consummate such acquisitions and it may be necessary for us to issue stock or raise substantial additional funds to complete future transactions. In addition, as a result of our acquisition efforts, we are likely to experience significant charges to earnings for merger and related expenses (whether or not our efforts are successful) that may include transaction costs, closure costs or acquired in-process research and development charges.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

(In thousands)

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which we have prepared in accordance with U.S. GAAP. In preparing these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We develop and periodically change these estimates and assumptions based on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008 in the “Critical Accounting Policies and Estimates” section and the “Recent Accounting Pronouncements” section.

Product Sales Allowances—We record product sales net of the following significant categories of product sales allowances, each of which is described in more detail included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008: prompt payment discounts, wholesaler discounts, returns, coupons, Medicaid discounts, Medicare Part D discounts and managed care and governmental contracts. Calculating each of these items involves significant estimates and judgments and requires us to use information from external sources. In certain of the product sales allowance categories, we have calculated the impact of changes in our estimates, which we believe represent reasonably likely changes to these estimates based on historical data adjusted for certain unusual items such as changes in government contract rules.

The following table summarizes activity in each of the above categories for the three months ended March 31, 2009:

(In thousands)	Prompt Payment Discounts	Wholesaler Discounts	Returns*	Coupons	Medicaid Discounts	Managed Care & Governmental Contracts	Total
Balance at January 1, 2009	$(4,437)	$(7,988)	$(36,423)	$(6,098)	$(22,030)	$(48,641)	$(125,617)

Provision:
Current period	(9,761)	(4,065)	(5,473)	(5,083)	(11,737)	(31,365)	(67,484)
Prior periods	—	126	(7,741)	1,885	91	4,330	(1,309)
Total	(9,761)	(3,939)	(13,214)	(3,198)	(11,646)	(27,035)	(68,793)

Actual:
Current period	5,355	—	—	1,660	—	11,403	18,418
Prior periods	4,437	7,862	7,418	2,102	7,879	15,356	45,054
Total	9,792	7,862	7,418	3,762	7,879	26,759	63,472
Balance at March 31, 2009	$(4,406)	$(4,065)	$(42,219)	$(5,534)	$(25,797)	$(48,917)	$(130,938)

•                  Given our return goods policy, we assume that all returns in a current year relate to prior period sales.

Valuation of Property and Equipment, Acquired Intangible Assets and Goodwill— We have acquired intangible assets that consist of developed product technology and core technologies associated with intellectual property and rights thereon, as well as goodwill. When significant identifiable intangible assets are acquired, we determine the fair values of these assets as of the acquisition date using valuation techniques such as discounted cash flow models. These models require the use of significant estimates and judgments made by management and, for significant items, we typically obtain assistance from third party valuation specialists.  Assumptions used in valuing the intangibles include determining the timing and expected costs to complete the in-process projects, projecting regulatory approvals, estimating future net cash flows from product sales resulting from completed products and in-process projects, and developing appropriate discount rates and probability rates by project.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign currency exchange risk related to our operations in European subsidiaries that have transactions, assets, and liabilities denominated in foreign currencies that are translated into U.S. dollars for consolidated financial reporting purposes. For the three months ended March 31, 2009 an average 10% weakening of the U.S. dollar relative to the currencies in which our European subsidiaries operate would have resulted in an increase of $8.4 million in reported total revenues and a corresponding increase in reported expenses. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not assume any changes in the level of operations of our European subsidiaries.

Our exposure to market risk for a change in interest rates relates to our investment portfolio, since all of our outstanding debt is fixed rate. Our investments are classified as short-term and as “available for sale.” We do not believe that short-term fluctuations in interest rates would materially affect the value of our securities.

In December 2008, we entered into a foreign exchange contract to protect against fluctuations in the Euro against the U.S. Dollar related to intercompany transactions and payments.  This contract matured in February 2009.

In March 2009, we entered into a foreign exchange contract and an option contract to protect against fluctuations in the Australian Dollar against the U.S. Dollar related to our proposed acquisition of Arana.  The foreign exchange contract will mature in May 2009 and the option contract will mature in June 2009.  The contracts have not been designated as hedging instruments and, accordingly, they have been recorded at fair value with changes in fair value recognized in earnings as a component of other expense.  The fair value of the foreign exchange derivative contract and the option contract at March 31, 2009 was $4.7 million and $1.7 million, respectively, and are recorded as current assets.   A 10% weakening of the Australian dollar relative to the U.S. dollar would result in a decrease of the fair value of the foreign exchange contract of $10.3 million.  Our exposure under the option contract is limited to the option premium of $1.0 million.  For additional information, see Note 2 and Note 6 of the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required by this Item is incorporated by reference to Note 10 of the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

For the three months ended March 31, 2009, approximately 49%, 12% and 10% of our total consolidated net sales were derived from sales of PROVIGIL, ACTIQ (including our generic OTFC product) and TREANDA, respectively. With respect to PROVIGIL, we cannot be certain that it will continue to be accepted in its market. With respect to NUVIGIL, which we currently intend to launch within the next few months of the filing date of the report. We cannot be sure that our sales and marketing efforts will be successful or that it will be accepted in the market.  We are shifting our CNS marketing efforts from PROVIGIL to NUVIGIL.  While currently we do not believe 2009 CNS net sales will be adversely impacted as compared to 2008, it is possible that CNS net sales could decrease in the future by the decline in PROVIGIL marketing efforts associated with the launch of NUVIGIL.  With respect to TREANDA, we cannot be certain that it will continue to be accepted in its market or that we will be able to achieve projected levels of sales growth. In April 2009, we received approval from the FDA for our supplemental new drug application to update the prescribing information for TREANDA.  We will finalize and implement the updated prescribing information for TREANDA in early May 2009.   We have identified two postmarketing cases of Stevens Johnson Syndrome (“SJS”)/toxic epidermal necrolysis (“TEN”) in patients treated concomitantly with TREANDA and allopurinol; one of these cases was fatal. Allopurinol is known to cause SJS/TEN. In the non-fatal case, the patient also received other drugs that can cause SJS.  TREANDA’s prescribing information will be updated to include these serious skin reactions.  These updates communicate safety warnings when TREANDA is used in combination with allopurinol.  Although the relationship between TREANDA and SJS/TEN cannot be determined, there may be an increased risk of severe skin toxicity when TREANDA and allopurinol are administered concomitantly.  This update is similar to the labeling that currently exists with certain other agents used to treat indolent non-Hodgkin’s lymphoma and/or chronic lymphocytic leukemia, such as RITUXAN® (rituximab), REVLIMID® (lenalidomide) and cyclophosphamide, all of which also reference SJS/TEN in their current respective prescribing information.

With respect to ACTIQ, in September 2006, Barr entered the market with generic OTFC.  Since that time, we have experienced meaningful erosion of branded ACTIQ sales in the United States and we expect this erosion will continue throughout 2009. In addition, sales of our own generic OTFC product could be significantly impacted by the entrance into the market of additional generic OTFC products, which could occur at any time.  The FDA has notified us that we must implement a Risk Evaluation and Mitigation Strategy (a “REMS Program”) for ACTIQ and generic OTFC.  We submitted our REMS Program to the FDA in early April 2009 and expect to receive a response from the FDA by October 2009.  It is possible that prescriptions of these products could be adversely impacted by the REMS Program.

To counter the impact from existing and potential generic competition for ACTIQ, we need FENTORA, our next-generation pain product launched in October 2006, to continue to be accepted in the market.  In September 2007, we issued a letter to healthcare professionals to clarify the appropriate patient selection, dosage and administration for FENTORA, following reports of serious adverse events in connection with the use of the product.  Upon receipt of approval, we also expect to initiate a REMS Program for FENTORA to mitigate serious risks associated with the use of FENTORA.  We submitted our REMS Program to the FDA in early April 2009 and expect to receive a response from the FDA by October 2009.  It is possible that this program could have a negative impact on FENTORA prescription growth.

For consolidated net sales to grow over the next several years, we will need our two newest products, AMRIX and TREANDA, to achieve projected levels of growth.  Specifically, the following factors, among others, could affect the level of market acceptance of these products, as well as PROVIGIL, NUVIGIL (once launched), FENTORA, and ACTIQ:

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

•                                          the price of the products relative to the benefits they convey and to other competing drugs or treatments, including the impact of the availability of generic versions of our products on the market acceptance of those products;

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

We may be unsuccessful in our efforts to obtain regulatory approval for new products or for new formulations or expanded indications of our existing products, which would significantly hamper future sales and earnings growth.

Our long-term prospects, particularly with respect to the growth of our future sales and earnings, depend to a large extent on our ability to obtain FDA approvals of new product candidates or of expanded indications of our existing products such as FENTORA and NUVIGIL.

In May 2008, an FDA Advisory Committee voted not to recommend approval of our supplemental new drug application (“sNDA”) for an expanded label for FENTORA for the management of breakthrough pain in opioid-tolerant patients with chronic pain conditions.  In September 2008, we received a complete response letter, in which the FDA requested that we implement and demonstrate the effectiveness of proposed enhancements to the current FENTORA risk management program.  In December 2008, we also received a supplement request letter from the FDA requesting that we submit a REMS Program with respect to FENTORA.  We submitted our REMS Program to the FDA in early April 2009 and expect to receive a response from the FDA by October 2009.  To address the FDA’s requests in its September 2008 and December 2008 letters, we plan to implement as part of the REMS Program SECURE Access, a first-of-its-kind initiative designed to minimize the potential risk of overdose from an opioid through appropriate patient selection.  We believe that, by working with the FDA, it can design and implement a REMS Program to meet the FDA’s requests and possibly to provide a potential avenue for approval of the sNDA.  While we plan to initiate the REMS Program upon receipt of approval from the FDA, we may be unsuccessful, ultimately, in designing and implementing a REMS Program acceptable to the FDA.

In March 2009, we announced positive results from a Phase 2 clinical trial of NUVIGIL as adjunctive therapy for treating major depressive disorder in adults with bipolar I disorder and our plan to advance to Phase 3 trials for this indication. In April 2009, we announced positive results from a Phase 3 clinical trial of NUVIGIL as a treatment for excessive sleepiness associated with jet lag disorder and our plan to file an sNDA with the FDA to expand the indications for NUVIGIL during the third quarter of 2009.  In May 2009, we announced positive results from a Phase 4 study of NUVIGIL in obstructive sleep apnea and comorbid major depressive disorder requiring ongoing antidepressant therapy.

There can be no assurance that our applications to market for these new indications or for product candidates will be submitted or reviewed in a timely manner or that the FDA will approve the new indications or product candidates on the basis of the data contained in the applications.  Even if approval is granted to market a new indication or a product candidate, there can be no assurance that we will be able to successfully commercialize the product in the marketplace or achieve a profitable level of sales.

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

Competition from generic manufacturers is a particularly significant risk to our business.  Upon the expiration of, or successful challenge to, our patents covering a product, generic competitors may introduce a generic version of that product at a lower price.  Some generic manufacturers have also demonstrated a willingness to launch generic versions of branded products before the final resolution of related patent litigation (known as an “at-risk launch”).  A launch of a generic version of one of our products could have a material adverse effect on our business and we could suffer a significant loss of sales and market share in a short period of time.

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

As of the filing date of this Quarterly Report on Form 10-Q, we are aware of seven ANDAs on file with the FDA for pharmaceutical products containing modafinil. Each of these ANDAs contains a Paragraph IV certification in which the ANDA applicant certified that the U.S. particle-size modafinil patent covering PROVIGIL either is invalid or will not be infringed by the ANDA product. In March 2003, we filed a patent infringement lawsuit against four companies — Teva Pharmaceuticals USA, Inc. (“Teva”), Mylan Pharmaceuticals, Inc. (“Mylan”), Ranbaxy Laboratories Limited (“Ranbaxy”) and Barr Laboratories, Inc. (“Barr”) — based upon the ANDAs filed by each of these companies with the FDA seeking approval to market a generic form of modafinil. We believe that these four companies were the first to file ANDAs with Paragraph IV certifications and thus are eligible for the 180-day period of marketing exclusivity provided by the provisions of the Federal Food, Drug and Cosmetic Act.  In early 2005, we also filed a patent infringement lawsuit against Carlsbad Technology, Inc. (“Carlsbad”) based upon the Paragraph IV ANDA related to modafinil that Carlsbad filed with the FDA.

In late 2005 and early 2006, we entered into settlement agreements with each of Teva, Mylan, Ranbaxy and Barr; in August 2006, we entered into a settlement agreement with Carlsbad and its development partner, Watson Pharmaceuticals, Inc., which we understand has the right to commercialize the Carlsbad product if approved by the FDA. As part of these separate settlements, we agreed to grant to each of these parties a non-exclusive royalty-bearing license to market and sell a generic version of PROVIGIL in the United States, effective in April 2012, subject to applicable regulatory considerations. Under the agreements, the licenses could become effective prior to April 2012 only if a generic version of PROVIGIL is sold in the United States prior to this date.  Various factors could lead to the sale of a generic version of PROVIGIL in the United States at any time prior to April 2012, including if (i) we lose patent protection for PROVIGIL due to an adverse judicial decision in a patent infringement lawsuit; (ii) all parties with first-to file ANDAs relinquish their right to the 180-day period of marketing exclusivity, which could allow a subsequent ANDA filer, if approved by the FDA, to launch a generic version of PROVIGIL in the United States at-risk; (iii) we breach or the applicable counterparty breaches a PROVIGIL settlement agreement; or (iv) the FTC prevails in its lawsuit against us in the U.S. District Court for the Eastern District of Pennsylvania described below.

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

Numerous private antitrust complaints have been filed in the U.S. District Court for the Eastern District of Pennsylvania, each naming Cephalon, Barr, Mylan, Teva and Ranbaxy as co-defendants and claiming, among other things, that the PROVIGIL settlements violate the antitrust laws of the United States and, in some cases, certain state laws. All but one of these actions have been consolidated into a complaint on behalf of a class of direct purchasers of PROVIGIL and a separate complaint on behalf of a class of consumers and other indirect purchasers of PROVIGIL. A separate complaint was filed by an indirect purchaser of PROVIGIL in September 2007. The plaintiffs in all of these actions are seeking monetary damages and/or equitable relief. We moved to dismiss the class action complaints in November 2006.

Separately, in June 2006, Apotex, Inc. (“Apotex”), a subsequent ANDA filer seeking FDA approval of a generic form of modafinil, filed suit against us, also in the U.S. District Court for the Eastern District of Pennsylvania, alleging similar violations of antitrust laws and state law. Apotex asserts that the PROVIGIL settlement agreements improperly prevent it from obtaining FDA approval of its ANDA, and seeks monetary and equitable remedies. Apotex also seeks a declaratory judgment that the ‘516 Patent is invalid, unenforceable and/or not infringed by its proposed generic. In late 2006, we filed a motion to dismiss the Apotex case, which is pending.  Separately, in April 2008, the Federal Court of Canada dismissed our application to prevent regulatory approval of Apotex’s generic modafinil tablets in Canada. We have learned that Apotex has launched its generic modafinil tablets in Canada, and in April 2009 we filed a patent infringement lawsuit against Apotex in Canada. We believe that the private antitrust complaints described in the preceding paragraph and the Apotex antitrust complaint are without merit.

In November 2005 and March 2006, we received notice that Caraco Pharmaceutical Laboratories, Ltd. and Apotex, Inc., respectively, also filed Paragraph IV ANDAs with the FDA in which each firm is seeking to market a generic form of PROVIGIL. We have not filed patent infringement lawsuits in the United States against either Caraco or Apotex as of the filing date of this report, although Apotex has filed suit against us, as described above.  In early August 2008, we received notice that Hikma Pharmaceuticals filed a Paragraph IV ANDA with the FDA in which it is seeking to market a generic form of PROVIGIL. We have not filed a patent infringement lawsuit against Hikma Pharmaceuticals as of the filing date of this report.

While we intend to vigorously defend ourselves, our intellectual property and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

DURASOLV

In the third quarter of 2007, the PTO notified us that, in response to re-examination petitions filed by a third party, the Examiner rejected the claims in the two U.S. patents for our DURASOLV ODT technology.  We disagree with the Examiner’s position, and we filed notices of appeal of the PTO’s decisions in the fourth quarter of 2007 regarding one patent and in the second quarter of 2008 regarding the second patent.  The appeals are pending.  While we intend to vigorously defend these patents, these efforts, ultimately, may not be successful.  The invalidity of the DURASOLV patents could have a material adverse impact on revenues from our drug delivery business.

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

AMRIX

In October 2008, Cephalon and Eurand, Inc. (“Eurand”), received Paragraph IV certification letters relating to ANDAs submitted to the FDA by Mylan Pharmaceuticals, Inc. and Barr Laboratories, Inc., each requesting approval to market and sell a generic version of the 15 mg and 30 mg strengths of AMRIX.  In November 2008, we received a similar certification letter from Impax Laboratories, Inc.  Mylan and Impax each allege that the U.S. Patent Number 7,387,793 (the “Eurand Patent”), entitled “Modified Release Dosage Forms of Skeletal Muscle Relaxants,” issued to Eurand will not be infringed by the manufacture, use or sale of the product described in the applicable ANDA and reserves the right to challenge the validity and/or enforceability of the Eurand Patent.  Barr alleges that the Eurand Patent is invalid, unenforceable and/or will not be infringed by its manufacture, use or sale of the product described in its ANDA.  The Eurand Patent does not expire until February 26, 2025.  In late November 2008, Cephalon and Eurand filed a lawsuit in U.S. District Court in Delaware against Mylan (and its parent) and Barr (and its parent) for infringement of the Eurand Patent.  In January 2009, Cephalon and Eurand filed a lawsuit in U.S. District Court in Delaware against Impax for infringement of the Eurand Patent.  Under the provisions of the Hatch-Waxman Act, the filing of these lawsuits stays any FDA approval of each ANDA until the earlier of a district court judgment in favor of the ANDA holder or 30 months from the date of our receipt of the respective Paragraph IV certification letter.  While we intend to vigorously defend the AMRIX intellectual property rights, these efforts, ultimately, may not be successful.

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

In September 2008, we entered into a settlement agreement (the “Settlement Agreement”) with the DOJ, the USAO, the Office OIG, TRICARE Management Activity, the U.S. Office of Personnel Management (collectively, the “United States Government”) and the relators identified in the Settlement Agreement to settle the outstanding False Claims Act claims alleging off-label promotion of ACTIQ and PROVIGIL from January 1, 2001 through December 31, 2006 and GABITRIL from January 2, 2001 through February 18, 2005 (the “Claims”). As part of the Settlement Agreement we paid a total of $375 million (the “Payment”) plus interest of $11.3 million.  Pursuant to the Settlement Agreement, the United States Government and the relators released us from all Claims and the United States Government agreed to refrain from seeking our exclusion from Medicare/Medicaid, the TRICARE Program or other federal health care programs.  In connection with the Settlement Agreement, we pled guilty to one misdemeanor violation of the U.S. Food, Drug and Cosmetic Act and agreed to pay $50 million (in addition to the Payment).  All of the payments described above were made in the fourth quarter of 2008.

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

In September 2008, we entered into an Assurance of Voluntary Compliance (the “Connecticut Assurance”) with the Attorney General of the State of Connecticut and the Commissioner of Consumer Protection of the State of Connecticut (collectively, “Connecticut”) to settle Connecticut’s investigation of our promotion of ACTIQ, GABITRIL and PROVIGIL.  Pursuant to the Connecticut Assurance, (i) we paid a total of $6.15 million to Connecticut and (ii) Connecticut released us from any claim relating to the promotional practices that were the subject of Connecticut’s investigation.  We also entered into an Assurance of Discontinuance (the “Massachusetts Settlement Agreement”) with the Attorney General of the Commonwealth of Massachusetts (“Massachusetts”) to settle Massachusetts’ investigation of our promotional practices with respect to fentanyl-based products.  Pursuant to the Massachusetts Settlement Agreement, (i) we paid a total of $0.7 million to Massachusetts and (ii) Massachusetts released us from any claim relating to the promotional practices that were the subject of Massachusetts’ investigation.

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

In late 2007, we were served with a series of putative class action complaints filed on behalf of entities that claim to have purchased ACTIQ for uses outside of the product’s approved label in non-cancer patients.  The complaints allege violations of various state consumer protection laws, as well as the violation of the common law of unjust enrichment, and seek an unspecified amount of money in actual, punitive and/or treble damages, with interest, and/or disgorgement of profits.  In May 2007, the plaintiffs filed a consolidated and amended complaint that also allege violations of RICO and conspiracy to violate RICO.  In February 2009, we were served with an additional putative class action complaint filed on behalf of two health and welfare trust funds that claim to have purchased GABITRIL and PROVIGIL for uses outside of the products’ approved labels.  The complaint alleges violations of RICO and the common law of unjust enrichment and seeks an unspecified amount of money in actual, punitive, and/or treble damages, with interest.  We believe the allegations in the complaints are without merit, and we intend to vigorously defend ourselves in these matters and in any similar actions that may be filed in the future.  These efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

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

We also must comply with all applicable regulatory requirements of the DEA and analogous foreign authorities for certain of our products that contain controlled substances. The DEA also has authority to grant or deny requests for quota of controlled substances such as the fentanyl that is the active ingredient in FENTORA and EFFENTORA or the fentanyl citrate that is the active ingredient in ACTIQ and generic OTFC. Under our license and supply agreement with Barr, we are obligated to sell generic OTFC to Barr for its resale in the United States. Depending on sales volumes and our ability to obtain additional quota from the DEA, we could face shortages of quota in the future that could negatively impact our ability to supply product to Barr or to produce ACTIQ or our generic OTFC product.  If we are unable to provide product to Barr, it is possible that either Barr or the FTC could claim that such a failure would constitute a breach of our agreements with these parties.

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

In April 2009, we received approval from the FDA for our sNDA to update the prescribing information for TREANDA.  We will finalize and implement the updated prescribing information for TREANDA in early May 2009.   We have identified two postmarketing cases of Stevens Johnson Syndrome (“SJS”)/toxic epidermal necrolysis (“TEN”) in patients treated concomitantly with TREANDA and allopurinol; one of these cases was fatal. Allopurinol is known to cause SJS/TEN. In the non-fatal case, the patient also received other drugs that can cause SJS.  TREANDA’s prescribing information will be updated to include these serious skin reactions.  These updates communicate safety warnings when TREANDA is used in combination with allopurinol.  Although the relationship between TREANDA and SJS/TEN cannot be determined, there may be an increased risk of severe skin toxicity when TREANDA and allopurinol are administered concomitantly.  This update is similar to the labeling that currently exists with certain other agents used to treat indolent non-Hodgkin’s lymphoma and/or chronic lymphocytic leukemia, such as RITUXAN® (rituximab), REVLIMID® (lenalidomide) and cyclophosphamide, all of which also reference SJS/TEN in their current respective prescribing information.

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

The administration of drugs to humans, whether in clinical trials or commercially, can result in product liability claims whether or not the drugs are actually at fault for causing an injury. Furthermore, our products may cause, or may appear to have caused, adverse side effects (including death) or potentially dangerous drug interactions that we may not learn about or understand fully until the drug has been administered to patients for some time. As our products are used more widely and in patients with varying medical conditions, the likelihood of an adverse drug reaction, unintended side effect or incidence of misuse may increase. Product liability claims can be expensive to defend and may result in large judgments or settlements against us, which could have a negative effect on our financial performance. The cost of product liability insurance has increased in recent years, and the availability of coverage has decreased. Nevertheless, we maintain product liability insurance and significant self-insurance retentions held by our wholly owned Bermuda based insurance captive in amounts we believe to be commercially reasonable but which would be unlikely to cover the potential liability associated with a significant unforeseen safety issue. Product liability coverage maintained by our captive is reserved for, based on Cephalon’s historical claims as well as historical claims within the industry. Reserves held by the captive are fully funded. Any claims could easily exceed our current coverage limits. Even if a product liability claim is not successful, the adverse publicity and time and expense of defending such a claim may interfere with our business.

Our product sales and related financial results will fluctuate, and these fluctuations may cause our stock price to fall, especially if investors do not anticipate them.

A number of analysts and investors who follow our stock have developed models to attempt to forecast future product sales and expenses, and have established earnings expectations based upon those models. These models, in turn, are based in part on estimates of projected revenue and earnings that we disclose publicly. Forecasting future revenues is difficult, especially when the level of market acceptance of our products is changing rapidly. As a result, it is reasonably likely that our product sales will fluctuate to an extent that may not meet with market expectations and that also may adversely affect our stock price. There are a number of other factors that could cause our financial results to fluctuate unexpectedly, including:

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

All of our convertible notes outstanding contain restricted conversion prices that are below our stock price as of March 31, 2009. As a result, all of our convertible notes have been classified as current liabilities on our consolidated balance sheet at March 31, 2009. Under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. As of the filing date of this report, we do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, other than the restrictive covenants contained in our credit agreement, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time. If we do not have sufficient funds available to repay the principal balance of notes presented for conversion, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

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

In addition, we have experienced, and will likely continue to experience, significant charges to earnings related to our efforts to consummate acquisitions. For transactions that ultimately are not consummated, these charges may include fees and expenses for investment bankers, attorneys, accountants and other advisers in connection with our efforts. We have also entered into agreements pursuant to which we have purchased, for cash, an option to acquire another company.  If we do not exercise these options or if we are unable to exercise these options, we would lose our initial investment in these companies. Even if our efforts are successful, we may incur as part of a transaction substantial charges for closure costs associated with the elimination of duplicate operations and facilities and acquired in-process research and development charges. In either case, the incurrence of these charges could adversely affect our results of operations for particular quarterly or annual periods.

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

The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future. For example, from January 1, 2008 through May 1, 2009 our common stock traded at a high price of $81.35 and a low price of $56.20. Negative announcements, including, among others:

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

Historically, a portion of our revenues and expenses has been earned and incurred, respectively, in currencies other than the U.S. dollar. For the three months ended March 31, 2009, 16.2% of our revenues were denominated in currencies other than the U.S. dollar. We translate revenues earned and expenses incurred into U.S. dollars at the average exchange rate applicable during the relevant period. A weakening of the U.S. dollar would, therefore, increase both our revenues and expenses. Fluctuations in the rate of exchange between the U.S. dollar and the euro and other currencies may affect period-to-period comparisons of our operating results. Historically, we have not hedged our exposure to these fluctuations in exchange rates.

Our customer base is highly concentrated.

Our principal customers are wholesale drug distributors. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. Three large wholesale distributors, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, control a significant share of this network. These three wholesaler customers, in the aggregate, accounted for 74% of our total consolidated gross sales for the three months ended March 31, 2009. Fluctuations in the buying patterns of these customers, which may result from seasonality, wholesaler buying decisions or other factors outside of our control, could significantly affect the level of our net sales on a period to period basis. Because of this, the amounts purchased by these customers during any quarterly or annual period may not correlate to the level of underlying demand evidenced by the number of prescriptions written for such products, as reported by IMS Health Incorporated.

We are involved, or may become involved in the future, in legal proceedings that, if adversely adjudicated or settled, could materially impact our financial condition.

As a biopharmaceutical company, we are or may become a party to litigation in the ordinary course of our business, including, among others, matters alleging employment discrimination, product liability, patent or other intellectual property rights infringement, patent invalidity or breach of commercial contract. In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could significantly impact results of operations and financial condition. We currently are vigorously defending ourselves against those matters specifically described in Note 10 of the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q as well as numerous other litigation matters. While we currently do not believe that the settlement or adverse adjudication of these other litigation matters would materially impact our results of operations or financial condition, the final resolution of these matters and the impact, if any, on our results of operations, financial condition or cash flows is unknown but could be material.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares of Common Stock Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2009	—	$—	—	$—
February 1-28, 2009	377	77.67	—	—
March 1-31, 2009	—	—	—	—
Total	377	$77.67	—	$—

(1)     Consists entirely of shares repurchased from employees. Such repurchases are not part of a publicly announced plan or program.

(2)     Price paid per share is a weighted average based on the closing price of our common stock on the various vesting dates.

ITEM 5.  OTHER INFORMATION

Computation of Ratios of Earnings to Fixed Charges

	Year Ended December 31,					Three months ended March 31,
	2004*	2005*	2006*	2007*	2008*	2009
Determination of earnings:
Income (loss) before income taxes	$(33,808)	$(264,506)	$192,166	$(123,276)	$134,070	$76,836
Add:
Amortization of interest capitalized in current or prior periods	—	—	52	98	250	67
Fixed charges	29,918	81,007	97,054	79,993	84,762	18,897
Total earnings	$(3,890)	$(183,499)	$289,272	$(43,185)	$219,082	$95,800
Fixed charges:
Interest expense and amortization of debt discount and premium on all indebtedness	26,481	75,257	87,805	70,866	75,233	16,604
Appropriate portion of rentals	3,437	5,750	9,249	9,127	9,529	2,293
Fixed charges	29,918	81,007	97,054	79,993	84,762	18,897

Capitalized interest	—	1,044	1,766	768	77	—

Total fixed charges	$29,918	$82,051	$98,820	$80,761	$84,839	$18,897

Ratio of earnings to fixed charges(1)	—	—	2.93	—	2.58	5.07

Deficiency of earnings to fixed charges	33,808	265,550	—	123,946	—

*As adjusted for FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”

(1)             For the years ended December 31, 2004, 2005 and 2007, no ratios are provided because earnings were insufficient to cover fixed charges.

ITEM 6.  EXHIBITS

Exhibit No.	Description
10.1*

Second Amendment dated February 27, 2009 to the Credit Agreement dated as of August 15, 2008 among Cephalon, Inc., the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, Deutsche Bank Securities Inc. and Bank of America N.A., as co-syndication agents, Wachovia Bank, N.A. and Barclays Bank plc, as co-documentation agents, and J.P. Morgan Securities Inc., Deutsche Bank Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers.

10.2†	Cephalon, Inc. 2009 Management Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 30, 2009.
10.3*(1)	Option Agreement dated as of January 13, 2009 between Cephalon, Inc. and Ception Therapeutics, Inc.
31.1*	Certification of Frank Baldino, Jr., Ph.D., Chairman and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of J. Kevin Buchi, Executive Vice President and Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Frank Baldino, Jr., Ph.D., Chairman and Chief Executive Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of J. Kevin Buchi, Executive Vice President and Chief Financial Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(1)             The exhibits and schedules to the agreement have been omitted from this filing pursuant to Item 601(b) (2) of Regulation S-K. The Company will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request. Portions of the exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEPHALON, INC.
(Registrant)

May 6, 2009	By	/s/ FRANK BALDINO, JR.
Frank Baldino, Jr., Ph.D.
Chairman and Chief Executive Officer
(Principal executive officer)

	By	/s/ J. KEVIN BUCHI
J. Kevin Buchi
Executive Vice President and Chief Financial Officer
(Principal financial and accounting officer)