Form 10-Q
period 2009-06-30
CEPHALON INC
filed 2009-08-05
CIK 873364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2009
Common Stock, par value $.01	74,647,315 Shares

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical facts or statements of current condition, this report and the documents into which this report is and will be incorporated contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements contained in this report or incorporated herein by reference constitute our expectations or forecasts of future events as of the date this report was filed with the Securities and Exchange Commission and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. In particular, these forward-looking statements include, among others, statements about:

•                  our dependence on sales of PROVIGIL® (modafinil) Tablets [C-IV] and NUVIGIL® (armodafinil) Tablets [C-IV] in the United States and the market prospects and future marketing efforts for PROVIGIL, NUVIGIL, FENTORA® (fentanyl buccal tablet) [C-II], AMRIX® (cyclobenzaprine hydrochloride extended-release capsules) and TREANDA® (bendamustine hydrochloride);

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

•                  our ongoing litigation matters, including litigation stemming from the settlement of the PROVIGIL patent litigation, the FENTORA patent infringement lawsuits we have filed against Watson Laboratories, Inc. (“Watson”) and Barr Laboratories, Inc. (“Barr”) and the AMRIX patent infringement lawsuits we have filed against Barr, Mylan Pharmaceuticals, Inc. (“Mylan”), Impax Laboratories, Inc. (“Impax”) and Anchen Pharmaceuticals, Inc. (“Anchen”);

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

•                  regulatory, legal or other setbacks or delays with respect to the settlement agreements with the USAO, the DOJ, the OIG and other federal entities, the state settlement agreements and corporate integrity agreement related thereto, the settlement agreements with the Offices of the Attorneys General of Connecticut and Massachusetts, our settlements of the PROVIGIL patent litigation and the ongoing litigation related to such settlements, the FENTORA patent infringement lawsuits we have filed against Watson and Barr and the AMRIX patent infringement lawsuits we have filed against Barr, Mylan, Impax and Anchen;

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

•                  the effect of volatility of currency exchange rates; and

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

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CEPHALON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	As adjusted 2008*	2009	As adjusted 2008*
REVENUES:
Sales	$539,021	$485,042	$1,053,387	$918,939
Other revenues	8,792	7,673	14,394	16,995
	547,813	492,715	1,067,781	935,934

COSTS AND EXPENSES:
Cost of sales	105,407	101,318	203,177	191,234
Research and development	102,085	80,409	205,109	161,844
Selling, general and administrative	223,656	209,900	424,246	408,888
Restructuring charges	1,245	1,565	2,882	5,476
Acquired in-process research and development	9,368	—	40,118	10,000
	441,761	393,192	875,532	777,442

INCOME FROM OPERATIONS	106,052	99,523	192,249	158,492

OTHER INCOME (EXPENSE):
Interest income	930	4,912	1,634	11,513
Interest expense	(20,114)	(20,789)	(36,718)	(43,067)
Other income (expense), net	32,104	(1,543)	38,643	3,776
	12,920	(17,420)	3,559	(27,778)

INCOME BEFORE INCOME TAXES	118,972	82,103	195,808	130,714

INCOME TAX EXPENSE	46,932	30,212	79,986	48,381

NET INCOME	72,040	51,891	115,822	82,333

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	12,724	—	27,525	—

NET INCOME ATTRIBUTABLE TO CEPHALON, INC.	$84,764	$51,891	$143,347	$82,333

BASIC INCOME PER COMMON SHARE ATTRIBUTABLE TO CEPHALON, INC.	$1.19	$0.77	$2.05	$1.22

DILUTED INCOME PER COMMON SHARE ATTRIBUTABLE TO CEPHALON, INC.	$1.11	$0.69	$1.87	$1.10

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	71,119	67,777	69,962	67,721

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING— ASSUMING DILUTION	76,629	74,852	76,808	74,569

* As adjusted for FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” and FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

		December 31,
	June 30, 2009	As adjusted 2008*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,281,926	$524,459
Short term investments	122,701	—
Receivables, net	344,909	409,580
Inventory, net	239,785	117,297
Deferred tax assets, net	235,916	224,066
Other current assets	52,685	54,120
Total current assets	2,277,922	1,329,522

INVESTMENTS	17,123	8,081
PROPERTY AND EQUIPMENT, net	462,207	467,449
GOODWILL	571,706	445,332
INTANGIBLE ASSETS, net	1,098,675	607,332
DEFERRED TAX ASSETS, net	2,605	46,074
DEBT ISSUANCE COSTS	21,351	11,838
OTHER ASSETS	30,143	167,314
	$4,481,732	$3,082,942

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt, net	$799,832	$781,618
Accounts payable	91,187	87,079
Accrued expenses	314,737	304,415
Total current liabilities	1,205,756	1,173,112

LONG-TERM DEBT	352,805	3,692
DEFERRED TAX LIABILITIES, net	219,396	77,932
OTHER LIABILITIES	168,314	163,123
Total liabilities	1,946,271	1,417,859

COMMITMENTS AND CONTINGENCIES	—	—

REDEEMABLE EQUITY	228,224	248,403

EQUITY:
Cephalon stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 2,500,000 shares issued, and none outstanding	—	—
Common stock, $0.01 par value, 400,000,000 and 200,000,000 shares authorized, 77,614,391 and 71,707,041 shares issued, and 74,643,615 and 68,736,642 shares outstanding	776	717
Additional paid-in capital	2,484,536	2,095,324
Treasury stock, at cost, 2,970,776 and 2,970,399 shares	(201,734)	(201,705)
Accumulated deficit	(377,939)	(521,286)
Accumulated other comprehensive income	91,948	43,630
Total Cephalon stockholders’ equity	1,997,587	1,416,680
Noncontrolling interest	309,650	—
Total equity	2,307,237	1,416,680
	$4,481,732	$3,082,942

* As adjusted for FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” and FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share data)

(Unaudited)

			Cephalon Stockholders’ Equity
		Comprehensive	Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Noncontrolling
	Total	Income (Loss)	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Interest
BALANCE, JANUARY 1, 2009	$1,502,926		71,707,041	$717	$2,071,607	2,970,399	$(201,705)	$(411,323)	$43,630	$—
Impact of adopting FASB Staff Position APB 14-1	(86,246)		—	—	23,717	—	—	(109,963)	—	—
BALANCE, JANUARY 1, 2009, as adjusted*	1,416,680		71,707,041	717	2,095,324	2,970,399	(201,705)	(521,286)	43,630	—
Net income	115,822	$115,822						143,347		(27,525)
Foreign currency translation loss		48,081
Net prior service costs on retirement-related plans		(29)
Unrealized investment gains		266
Other comprehensive income	48,318	48,318							48,318
Comprehensive income		$164,140
Issuance of common stock upon conversion of convertible notes	—		54	—	—
Stock options exercised	6,271		129,685	1	6,270
Tax benefit from equity compensation	179		—	—	179
Stock-based compensation expense	24,840		1,250	—	24,840
Treasury stock acquired	(29)					377	(29)
Amortization of debt discount under APB 14-1	20,179				20,179
Ception noncontrolling interest upon consolidation	306,500									306,500
Arana noncontrolling interest upon consolidation	104,730									104,730
Acquisition of Arana noncontrolling interest shares	(89,807)				(4,685)					(85,122)
Issuance of common stock in exchange for stock warrants	—		776,361	8	(8)
Issuance of common stock	288,000		5,000,000	50	287,950
Issuance of convertible notes	147,843				147,843
Sale of warrants	37,640				37,640
Purchase of convertible note hedge	(121,040)				(121,040)
Tax benefit from purchase of convertible note hedge	(9,784)				(9,784)
Deconsolidation of Acusphere	10,634									10,634
Other	261				(172)					433
BALANCE, JUNE 30, 2009	$2,307,237		77,614,391	$776	$2,484,536	2,970,776	$(201,734)	$(377,939)	$91,948	$309,650

* As adjusted for FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” and FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	As Adjusted 2008*	2009	As Adjusted 2008*

Net Income	$72,040	$51,891	$115,822	$82,333
Other comprehensive income, net of tax:
Foreign Currency Translation Gains and Losses	54,245	(8,555)	48,081	22,017
Net prior service gains and losses on retirement-related plans	(8)	(36)	(29)	(65)
Change in unrealized investment gains and losses	(1,899)	(8)	266	(8)
Total other comprehensive income, net of tax	52,338	(8,599)	48,318	21,944

Comprehensive income, net of tax	124,378	43,292	164,140	104,277

Comprehensive Loss Attributable to the noncontrolling inter interest	(12,724)	—	(27,525)	—

Comprehensive income attributable to Cephalon, Inc.	$137,102	$43,292	$191,665	$104,277

* As adjusted for FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” and FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2009	As adjusted 2008*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$115,822	$82,333
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(385)	(12,218)
Depreciation and amortization	87,029	84,006
Stock-based compensation expense	24,840	21,894
Loss on disposals of property and equipment	—	1,031
Amortization of debt discount and debt issuance costs	23,749	26,201
Gain on foreign exchange contracts	(26,754)	—
Gain on acquisition of Arana	(10,008)	—
Acquired in-process research and development from Acusphere deconsolidation	8,366	—
Other	(5,283)	(418)
Changes in operating assets and liabilities:
Receivables	74,211	(56,210)
Inventory	(9,550)	(7,933)
Other assets	31,479	(24,027)
Accounts payable, accrued expenses and deferred revenues	1,493	(10,427)
Other liabilities	(1,501)	16,418
Net cash provided by operating activities	313,508	120,650

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(30,234)	(42,898)
Acquisition of intangible assets	—	(25,575)
Cash balance from consolidation of variable interest entity	52,563	—
Investment in Ception	(75,000)	—
Acquisition of Arana, net of cash acquired	(211,803)	—
Purchases of investments	(9,082)	(6,242)
Proceeds from foreign exchange contract	26,754	—
Sales and maturities of available-for-sale investments	4,456	7,596
Net cash used for investing activities	(242,346)	(67,119)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	288,000	—
Proceeds from exercises of common stock options	6,271	13,562
Windfall tax benefits from stock-based compensation	197	480
Acquisition of treasury stock	(29)	(24)
Payments on and retirements of long-term debt	(9,131)	(215,129)
Net proceeds from issuance of convertible subordinated notes	484,738	—
Proceeds from sale of warrants	37,640	—
Purchase of convertible note hedge	(121,040)	—
Net cash provided by (used for) financing activities	686,646	(201,111)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(341)	2,282

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	757,467	(145,298)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	524,459	818,669

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,281,926	$673,371

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

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. We have evaluated subsequent events through August 5, 2009, the date at which our financial statements were issued.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K (the “2008 Form 10-K”), filed with the U.S. Securities and Exchange Commission (the “SEC”), which includes audited financial statements as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008. The 2008 Form 10-K has been supplemented by our Current Report on Form 8-K, filed with the SEC on May 20, 2009, to reflect our adoption, effective January 1, 2009 of Financial Accounting Standards Board (“FASB”)  Staff Position (“FSP”) Accounting Principles Board (“APB”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) and Statement of Financial Accounting Standard (“FAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full year.

As discussed below, certain prior year amounts have been retrospectively adjusted to comply with FSP APB 14-1 and FAS 160.  In addition, certain reclassifications of prior year amounts have been made to conform to the current year presentation, which have no impact on our total assets or liabilities.

As of January 1, 2009, we adopted the provisions of FAS 160.  As a result of adoption, we have reclassified noncontrolling interest from liabilities to a component of equity and we will attribute losses to the noncontrolling interest even if that attribution results in a deficit noncontrolling interest balance.

As of January 1, 2009, we adopted the provisions of FSP APB 14-1.  FSP APB 14-1 amends APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” requiring issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to initially record the liability and equity components of the convertible debt separately.  We adopted the provisions of FSP APB 14-1 on a retrospective basis for all prior periods presented.   In association with FSP APB 14-1 and in accordance with FASB Topic No. D-98, we have also presented a temporary equity classification, “redeemable equity,” to highlight cash obligations that are attached to an equity security in order to distinguish this value from permanent capital.  See Note 10 for additional details.

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

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”).  FSP FAS 107-1 requires publicly traded companies to disclose the fair value of financial instruments with each issuance of summarized financial information for interim reporting periods, including the methods and significant assumptions used to estimate the fair value of financial instruments and any changes in methods or significant assumptions.  FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009.  We adopted the provisions of FSP FAS 107-1 as of April 1, 2009, resulting in additional interim fair value disclosures.

In May 2009, the FASB issued FAS No. 165 “Subsequent Events” (“FAS 165”).  FAS 165 establishes principles and requirements for disclosure of subsequent events, defining timing, circumstances and disclosures required for events or transactions that occur after the balance sheet date.  FAS 165 requires publicly traded companies to recognize, in the financial statements, the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the financial statements.  FAS 165 is effective for interim reporting periods ending after June 15, 2009. We adopted the provisions of FAS 165 on April 1, 2009 and will include additional disclosures as applicable.

Recent Accounting Pronouncements

In June 2009, the FASB issued FAS No. 166, “Accounting for Transfers of Financial Assets (an amendment of FASB Statement No. 140)” (“FAS 166”).   FAS 166 removes the concept of a qualifying special-purpose entity and establishes specific conditions for reporting a transfer of a portion of a financial asset as a sale.  FAS 166 is effective for annual reporting periods beginning after November 15, 2009.  We are currently evaluating the impact of FAS 166 adoption on our consolidated financial statements.

In June 2009, the FASB issued FAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”).  FAS 167 replaces the previous quantitative based risk and rewards calculation for determining the primary beneficiary of a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activates of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses or (2) the right to receive benefits.  FAS 167 also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  FAS 167 is effective for annual reporting periods beginning after November 15, 2009.  We are currently evaluating the impact of adopting FAS 167 but the revised standard could change our assessment of which entities are included in our consolidated financial statements.

In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” (“FAS 168”).  FAS 168 establishes the codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities, but is not intended to change existing accounting for public companies.  FAS 168 is effective for interim and annual reporting periods beginning after September 15, 2009.  We do not expect the implementation of FAS 168 to have a material impact on our consolidated financial statements:

Collaborative Arrangements

As of January 1, 2009, we adopted the provisions of Emerging Issues Task Force (“EITF”) Abstract Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”), which resulted in the following additional disclosures for our collaborative arrangements:

We enter into collaborative arrangements with pharmaceutical or biotech companies to develop and produce orally disintegrating tablets (“ODT’s”) of branded and generic drugs and to develop and improve nominated antibodies supplied by our collaboration partners using our humanization technology. In these arrangements, we earn fees for work performed, license fees, royalties on product sales and/or risk based milestone payments.   We also manufacture ODT products under supply agreements. Revenues recognized from product sales are classified as sales and revenues recognized from fees for services, license fees, royalties and milestone payments are classified as other revenues.

Amounts recognized under collaborative arrangements consisted of the following:

	Six months ended June 30,
	2009	2008
Sales	$19,535	$18,482
Other Revenues	13,515	14,690
Total	$33,050	$33,172

2.   ACQUISITIONS AND TRANSACTIONS

Equity Offering

On May 27, 2009, we issued an aggregate of 5,000,000 shares of common stock, par value $0.01 per share, at a price of $60.00 per share, resulting in net cash proceeds of $288.0 million.  In connection with the equity offering, we also issued $500.0 million aggregate principal amount of 2.5% convertible senior subordinated notes due on May 1, 2014. See Note 10 for additional details.

Arana Therapeutics Limited

On February 27, 2009, we announced that we acquired (through our wholly owned subsidiary Cephalon International Holdings, Inc. (“Cephalon International”)), approximately 19.8% of the total issued share capital (the “Equity Stake”) of Arana Therapeutics Limited, an Australian company listed on the Australian Securities Exchange (“Arana”), for $41.4 million and that we intended to initiate a takeover offer for Arana (through Cephalon International).  On March 9, 2009, through Cephalon International, we filed a Bidder’s Statement with the Australian Securities and Investments Commission in connection with our takeover offer for Arana.   The offer terms consisted of the following:

•                  Payment of Australian dollar (“A$”) 1.40 cash for each Arana ordinary share less any dividends paid by Arana;

•                  Upon Cephalon International’s receipt of a relevant interest in 90% of Arana ordinary shares, the offer price would increase by A$0.05 to A$1.45 (the “90% Premium”); and

•                  On March 2, 2009, Arana declared an A$0.05 fully franked special dividend (the “Dividend”) per Arana ordinary share payable to all Arana shareholders on record as of March 30, 2009.  The effect of the Dividend was to reduce our offer price by A$0.05.

The takeover offer closed on June 29, 2009.  Cephalon International’s relevant interest in Arana as of that date was 93.1%.  Cephalon International commenced a compulsory acquisition for the remaining 6.9% interest in Arana’s ordinary shares on June 25, 2009 and expects to achieve a 100% relevant interest in Arana in the third quarter of 2009.  At a price of A$1.40 per Arana ordinary share acquired pursuant to the takeover offer and to be acquired pursuant to the compulsory acquisition, the total funds used to acquire Arana is expected to be approximately $223.0 million, net of gains on foreign exchange contracts, of which approximately $16.0 million is for shares to be acquired under the compulsory acquisition.  The final total amount will be dependent on the Australian dollar exchange rate at the time the compulsory acquisition is completed.

Arana is a biopharmaceutical company focused on developing next generation antibody based drugs that will improve the lives of patients with inflammatory diseases and cancer. The company’s lead compound, ART621, is a new generation tumor necrosis factor (TNF) alpha blocker in Phase II development for patients with inflammatory diseases. Arana has a patent portfolio related to anti-TNF alpha antibodies and receives licensing income in connection with certain patents.  We acquired Arana in order to expand our technology base.  Arana is included in our United States operating segment.

Our initial investment in Arana was recorded as an available for sale investment in accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“FAS 115”). On May 27, 2009, we acquired additional shares for $89.8 million which increased our Arana holdings to 50.4% of the outstanding shares.  As a result, effective on that date we have consolidated Arana in accordance with FAS No. 141(R), “Business Combinations” (“FAS 141(R)”).  The 90% Premium payment is considered contingent consideration and was initially recognized at its estimated fair value of $1.0 million for the shares purchased on May 27, 2009.  Upon satisfying the 90% criteria on June 12, 2009, the excess of the actual payments over the recorded liability for the 90% premium of $2.8 million was recorded as a charge to other income (expense), net.   The fair value of the noncontrolling interest in Arana as of May 27, 2009 was $104.7 million based on the closing stock price for Arana’s shares on that date.

The fair value of our Arana holdings of approximately 19.8% immediately prior to the acquisition on May 27, 2009 was $48.0 million.  This investment was remeasured to fair value on the acquisition date with the increase of $6.6 million over the original cost recognized in other income (expense), net.  This gain is the result of an increase in the value of the Australian dollar relative to the U.S. dollar, net of changes in the Arana share price.  For the quarter ended June 30, 2009, we have included $2.0 million of revenues and $4.4 million of net losses for Arana in our consolidated results.

The following summarizes the carrying amounts and classification of Arana’s assets and liabilities included in our consolidated balance sheet as of May 27, 2009:

Cash and cash equivalents	$9,606
Short term investments	122,817
Accounts receivable	6,766
Other current assets	2,807
Property and equipment, net	7,465
Intangible assets	125,009
Accounts payable	2,551
Accrued expenses	3,080
Other liabilities	4,258
Deferred tax liabilities	12,043
Noncontrolling interest	104,730

The total purchase price consideration as measured under FAS 141(R) was A$311.2 million based on the fair value of the Arana stock on May 27, 2009.  The fair value of Arana’s net assets on that date was A$324.1 million, which resulted in a gain of A$12.8 million (or $10.0 million) recognized in other income (expense), net.  This gain is primarily the difference between the 90% Premium payment actually made and the assessed probability of making the 90% Premium payment at the acquisition date.  The actual price to be paid for all of Arana’s outstanding stock including the 90% Premium is A$322.7 million.

The purchase price allocation has been prepared on a preliminary basis and reasonable changes are expected as additional information becomes available concerning the fair value and tax basis of the acquired assets and liabilities.  There is no goodwill recognized or deductible for tax purposes.  The book value of the accounts receivable approximates their fair value and gross contractual value.

The following unaudited pro forma information presents results as if the acquisition occurred at the beginning of each annual reporting period presented:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues	$551,997	$500,894	$1,076,343	$949,738
Net income	83,991	50,841	136,472	78,142

Basic income per common share attributable to Cephalon, Inc.	1.18	0.75	1.95	1.15
Diluted income per common share attributable to Cephalon, Inc.	1.10	0.68	1.78	1.05

On March 17, 2009, Cephalon entered into a foreign exchange forward contract and a foreign exchange option contract related to our Arana transaction.  Together, these contracts protected against fluctuations between the Australian Dollar and the U.S. Dollar, up to a value of $144.2 million.  Changes in the value of these contracts were recognized within net income. The forwards contract matured on May 7, 2009 and the options contracted matured on May 28, 2009.  On April 29, 2009, Cephalon entered into a foreign exchange forward contract which matured on June 4, 2009 to replace the forwards contract which matured on May 7, 2009.  All foreign exchange contracts have been settled as of June 30, 2009. Other income (expense), net includes $13.7 million and $19.0 million of gains on these foreign exchange contracts for the three and six months ended June 30, 2009, respectively.

Acusphere, Inc.

On November 3, 2008, we entered into a license and convertible note transaction with Acusphere, Inc.  In connection with the transaction, we received an exclusive worldwide license from Acusphere to all of its intellectual property relating to the development and marketing of celecoxib for all current and future indications. Under the license, we paid Acusphere an upfront fee of $5 million and agreed to make a $15 million milestone payment, as well as royalties on net sales.  In addition, we purchased a $15 million senior secured three-year convertible note (the “Acusphere Note”) from Acusphere, secured by substantially all the assets of Acusphere.  Separately, in March 2008, we purchased license rights for Acusphere’s Hydrophobic Drug Delivery Systems (HDDS™) technology for use in oncology therapeutics for $10 million.

On June 24, 2009, we exchanged the Acusphere Note and $1.0 million for (i) the elimination of the $15 million milestone payment and any future royalty payments associated with the celecoxib license agreement and (ii) the Acusphere patent rights relating to the HDDS technology.

In accordance with FASB Interpretation No. 46R “Consolidation of Variable Interest Entities,” (“FIN 46R”), we had previously determined that effective on November 3, 2008 Acusphere was a variable interest entity for which we were the primary beneficiary and began including Acusphere in our consolidated financial statements.  Effective with the termination of the Acusphere Note, we are no longer considered the primary beneficiary and deconsolidated Acusphere, resulting in a $9.4 million charge to acquired in-process research and development, as a result of the elimination of the royalty and milestone payments associated with the celecoxib license agreement.

Due to the adoption of FAS 160, effective January 1, 2009 through the deconsolidation of Acusphere, we attributed Acusphere’s losses to the noncontrolling interest, which increased net income attributable to Cephalon by $2.5 million and $10.6 million during the three and six months ended June 30, 2009, respectively.

Ception Therapeutics, Inc.

On January 13, 2009, we entered into an option agreement (the “Ception Option Agreement”) with Ception Therapeutics, Inc. (“Ception”).  Under the terms of the Ception Option Agreement, we have the irrevocable option (the “Ception Option”) to purchase all of the outstanding capital stock on a fully diluted basis of Ception at any time on or prior to the expiration of the Option Period (as defined below).  As consideration for the Ception Option, we paid $50.0 million to Ception and paid Ception stockholders an aggregate of $50.0 million.  We also agreed to provide up to $25.0 million of financing to Ception during the Option Period.  We have not provided financing as of June 30, 2009. We, in our sole discretion, may exercise the Ception Option by providing written notice to Ception at any time during the period from January 13, 2009 to and including the date that (i) is fifteen business days after our receipt of the final study report for Ception’s ongoing Phase IIb/III clinical trial for reslizumab in pediatric patients with eosinophilic esophagitis (“Res-5-0002 EE Study”) indicating that the co-primary endpoints have been achieved or (ii) is thirty business days after our receipt of the final study report for Res-5-0002 EE Study indicating that the co-primary endpoints have not been achieved (the “Option Period”).   The Res-5-0002 EE Study is now fully enrolled and we anticipate completion of the study in the fourth quarter of 2009 or the first quarter of 2010.  If the data are positive and we exercise the Ception Option, we intend to file a Biologics License Application for reslizumab with the FDA in 2010.  If we exercise the Ception Option, we have agreed to pay a total of $250.0 million less any third party debt payable by Ception in exchange for all the outstanding capital stock of Ception on a fully-diluted basis.  Ception stockholders also could receive (i) additional payments related to clinical and regulatory milestones and (ii) royalties related to net sales of products developed from Ception’s program to discover small molecule, orally-active, anti-TNF (tumor necrosis factor) receptor agents.

In accordance with FIN 46R, we have determined that, because of our rights under the Ception Option Agreement, effective on January 13, 2009 Ception is a variable interest entity for which we are the primary beneficiary.  As a result, as of January 13, 2009 we have included the financial condition and results of operations of Ception in our consolidated financial statements.  However, we do not have an equity interest in Ception and, therefore, we have allocated the losses attributable to the non-controlling interest in Ception to non-controlling interest in the consolidated statement of operations and consolidated balance sheet.   Ception did not have a material impact on our revenues or earnings attributable to our Cephalon shareholders for the period ended June 30, 2009 or on a pro forma basis for the periods ended June 30, 2009 and 2008.  Ception is included in our U. S. operating segment.

The following summarizes the carrying amounts and classification of Ception’s assets and liabilities included in our consolidated balance sheet as of January 13, 2009 and June 30, 2009:

	January 13, 2009	June 30, 2009
Cash and cash equivalents	$52,563	$58,800
Other current assets	25,225	281
Property and equipment, net	320	239
Goodwill	121,918	121,918
Intangible assets	374,400	374,400
Debt issuance costs	16	6
Other assets	10	10
Current portion of long-term debt, net	4,725	4,961
Accounts payable	2,715	2,538
Accrued expenses	8,326	7,253
Long-term debt	3,394	1,231
Deferred tax liabilities	148,792	148,792
Noncontrolling interest	306,500	290,980

The goodwill recognized in the opening balance sheet primarily resulted from the recognition of deferred taxes associated with the value assigned to identifiable intangible assets.  There is no goodwill recognized or deductible for tax purposes.  The fair value of the noncontrolling interest was computed based on the present value of the probability weighted future payments to the current Ception stockholders.

Although Ception is included in our consolidated financial statements, our interest in Ception’s assets is limited to that accorded to us in the agreements with Ception as described above.  For example, Ception’s cash and cash equivalents balance includes $50.0 million of Ception Option Agreement proceeds; Ception has retained the right to distribute those cash proceeds to its current stockholders. Ception’s creditors have no recourse to the general credit of Cephalon.

SymBio Pharmaceuticals Limited

On March 9, 2009, we paid $0.8 million to exercise our option pursuant to the Option and Exclusivity Agreement with SymBio Pharmaceuticals Limited (“SymBio”), granting Cephalon an exclusive sublicense to bendamustine hydrochloride in China and Hong Kong.  As further required by the Option and Exclusivity Agreement, on March 13, 2009, we invested $9.1 million in shares of SymBio.  Our investment in SymBio is recorded as a cost basis investment. As of June 30, 2009, we owned 17.5% of SymBio’s outstanding common stock.

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

The total estimated pre-tax costs of the plan are as follows:

Severance costs	$14-16 million
Manufacturing and personnel transfer costs	7- 8 million
Total	$21-24 million

The estimated pre-tax costs of the plan are being recognized between 2008 and 2011 and are included in the United States segment.  Through June 30, 2009, we have incurred a total of $11.3 million related to the restructuring plan.  In addition to the costs described above, we recognized pre-tax, non-cash accelerated depreciation of plant and equipment at the Eden Prairie facility, which we expect to total approximately $18 million to $20 million.  Through June 30, 2009, we have incurred a total of $10.2 million in accelerated depreciation charges.

Total charges and spending related to the restructuring plan recognized in the consolidated statement of operations and included in the United States segment are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Restructuring reserves, beginning of period	$4,596	$3,802	$3,733	$—
Severance costs	747	1,086	1,813	4,894
Manufacturing and personnel transfer costs	498	479	1,069	582
Payments	(583)	(3,258)	(1,357)	(3,367)
Restructuring reserves, end of period	$5,258	$2,109	$5,258	$2,109

4.  ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSE

During the first half of 2009, we incurred expense of $9.4 million in exchange for the elimination of the $15 million milestone and royalty payments associated with the celecoxib license agreement and Acusphere patent rights relating to its HDDS technology. See Note 2 for additional information.  We also paid $30.0 million in exchange for the exclusive, worldwide license rights to LUPUZORTM, acquired from ImmuPharma plc (“ImmuPharma”) and paid SymBio $0.8 million in exchange for exclusive sublicense rights to bendamustine hydrochloride in China and Hong Kong.

For the first half of 2008, we recorded acquired in-process research and development expense of $10.0 million related to our license of Acusphere HDDS technology for use in oncology therapeutics.

5.   OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Gains on foreign exchange derivative instruments	$13,670	$—	$19,022	$—
Arana dividend income	—	—	1,567	—
Loss on Arana contingent consideration (90% ownership incentive payment)	(2,773)	—	(2,773)	—
Gain on excess of Arana net assets over consideration	10,008	—	10,008	—
Gain on pre-bid Arana holding	6,596	—	6,596	—
Foreign exchange gains (losses)	4,603	(1,535)	4,223	3,788
Other	—	(8)	—	(12)
Other income (expense), net	$32,104	$(1,543)	$38,643	$3,776

6.   INVENTORY, NET

Inventory, net consisted of the following:

	June 30, 2009	December 31, 2008
Raw materials	$31,830	$27,555
Work-in-process	151,679	35,501
Finished goods	56,276	54,241
Total inventory, net	$239,785	$117,297

Inventory, net included in other non-current assets	$—	$111,598

In June 2007, we secured final FDA approval of NUVIGIL.  We launched NUVIGIL commercially on June 1, 2009 and reclassified our NUVIGIL inventory balances to current inventory at that time.  At June 30, 2009, we included $110.8 million of NUVIGIL in inventory.  At December 31, 2008, we included NUVIGIL inventory balances of $111.6 million in other non-current assets, rather than inventory.

Over the past few years, we have been developing a manufacturing process for the active pharmaceutical ingredient in NUVIGIL that is more cost effective than our prior process of separating modafinil into armodafinil.  As a result of our plan to manufacture armodafinil in the future using this new process coupled with the launch of NUVIGIL on June 1, 2009, we assessed the potential impact of these items on certain of our existing agreements to purchase modafinil.  Under these contracts, we have agreed to purchase minimum amounts of modafinil through 2012, with aggregate purchase commitments totaling $46.2 million as of June 30, 2009.  During the third quarter of 2008, we recorded a reserve of $26.0 million for purchase commitments for modafinil raw materials not expected to be utilized.  We reassessed our future modafinil needs during the second quarter of 2009, in association with the accelerated launch of  NUVIGIL, and increased the reserve by $3.0 million, to $29.0 million.

7.  INVESTMENTS

Our non-current investments are recorded on a cost basis.  The carrying value of our short-term investments approximates fair value.

As of June 30, 2009, presented in accordance with FAS No. 157 “Fair Value Measurement” (“FAS 157”), our fair value assets include:

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments	$122,701	$122,701	$—	$—

8.  GOODWILL

Goodwill consisted of the following:

	United States	Europe	Total
December 31, 2008	$344,310	$101,022	$445,332
Foreign currency translation adjustment	—	4,456	4,456
Ception Therapeutics, Inc. goodwill	121,918	—	121,918
June 30, 2009	$466,228	$105,478	$571,706

We are currently conducting our annual test of impairment of goodwill as of July 1, 2009 and do not expect to record an impairment charge based on our preliminary results of this annual test of impairment.

9.  INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

		June 30, 2009			December 31, 2008
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Modafinil developed technology	15 years	$99,000	$49,500	$49,500	$99,000	$46,200	$52,800
DURASOLV technology	14 years	70,000	23,739	46,261	70,000	21,304	48,696
ACTIQ marketing rights	10-12 years	83,454	57,364	26,090	83,454	53,637	29,817
GABITRIL product rights	9-15 years	107,152	65,469	41,683	107,148	61,848	45,300
TRISENOX product rights	8-13 years	112,652	35,807	76,845	111,945	31,022	80,923
AMRIX product rights	18 years	99,303	19,479	79,824	99,332	16,932	82,400
MYOCET trademark	20 years	172,769	30,228	142,541	143,077	21,462	121,615
Ception product rights	Indefinite	374,400	—	374,400	—	—	—
Arana ART 621 product rights	Indefinite	85,431	—	85,431	—	—	—
Arana platform technology	20 years	23,953	100	23,853	—	—	—
Arana royalty agreements	1 year	20,221	1,348	18,873	—	—	—
Other product rights	5-20 years	298,935	165,561	133,374	289,337	143,556	145,781
		$1,547,270	$448,595	$1,098,675	$1,003,293	$395,961	$607,332

Intangible assets are amortized over their estimated useful economic life using the straight line method. Amortization expense was $22.9 million and $26.8 million for the three months ended June 30, 2009 and 2008, respectively, and $44.2 million and $53.0 million for the six months ended June 30, 2009 and 2008, respectively.

In accordance with FAS No. 142, “Goodwill and Other Intangible Assets,” as amended by FAS 141(R), research and development intangible assets are classified as indefinite-lived until the completion or abandonment of the associated research and development efforts.

10.  LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30 2009	As adjusted December 31, 2008*
2.0% convertible senior subordinated notes due June 1, 2015	$820,000	$820,000
Debt discount on 2.0% convertible senior subordinated notes due June 1, 2015	(216,348)	(230,614)
2.5% convertible senior subordinated notes due May 1, 2014	500,000	—
Debt discount on 2.5% convertible senior subordinated notes due May 1, 2014	(150,181)	—
Zero Coupon convertible subordinated notes first putable June 2010	199,923	199,888
Debt discount on Zero Coupon convertible subordinated notes first putable June 2010	(11,876)	(17,789)
Mortgage and building improvement loans	821	1,288
Capital lease obligations	3,050	2,229
Acusphere, Inc. obligations	—	8,896
Ception Therapeutics, Inc. obligations	6,192	—
Other	1,056	1,412
Total debt	1,152,637	785,310
Less current portion	(799,832)	(781,618)
Total long-term debt	$352,805	$3,692

*As adjusted for FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”

2.5% Convertible Senior Subordinated Notes

In May 2009, we issued through a public offering $500 million aggregate principal amount of 2.5% convertible senior subordinated notes due May 1, 2014 (the “2.5% Notes”).  Interest on the 2.5% Notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 2009.

The 2.5% Notes are subordinate to existing and future senior indebtedness, equal to our existing and future senior subordinated indebtedness and senior in right of payment to our existing and future subordinated indebtedness.  We may not redeem the 2.5% Notes prior to maturity.  The 2.5% Notes are convertible prior to maturity, subject to certain conditions described below, into cash and, under certain circumstances, shares, of our common stock at an initial conversion price of $69.00, subject to adjustment (equivalent to an initial conversion rate of approximately 14.4928 shares per $1,000 principal amount of the 2.5% Notes).

The Holders of the 2.5% Notes may surrender their notes for conversion any time prior to the close of business on November 1, 2013 only if any of the following conditions is satisfied:

•                  during any calendar quarter commencing after September 30, 2009, if the closing sale price of our common stock, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price per share of the notes in effect on that last trading day ($89.70 based on the initial conversion price);

•                  during the 10 consecutive trading-day period that follows any five consecutive trading-day period in which the trading price for the notes for each such trading day was less than 98% of the closing sale price of our common stock on such date multiplied by the then current conversion rate; or

•                  if we make certain significant distributions to holders of our common stock, we enter into specified corporate transactions or our common stock is not listed on a U.S. national securities exchange.

Holders also may surrender their 2.5% Notes for conversion after November 1, 2013 and on or prior to the close of business on the business day immediately prior to the stated maturity date regardless if any of the foregoing conditions have been satisfied.

Each $1,000 principal amount of 2.5% Notes is convertible into cash and, under certain circumstances, shares of our common stock, based on an amount (the “Daily Conversion Value”), calculated for each of the 25 trading days beginning on and including the third trading day after the conversion date (the “Conversion Period”). The Daily Conversion Value for each trading day during the Conversion Period for each $1,000 aggregate principal amount of 2.5% Notes is equal to one-twenty-fifth (1/25th) of the product of the then applicable conversion rate multiplied by the volume weighted average price of our common stock on that day.

For each $1,000 aggregate principal amount of 2.5% Notes surrendered for conversion, we will deliver to holders of the 2.5% Notes, on the third business day following the end of the Conversion Period, the aggregate of the following for each trading day during the related conversion period:

(1)                    if the Daily Conversion Value for such day exceeds $40.00, (a) a cash payment of $40.00 and (b) the remaining Daily Conversion Value, in shares of our common stock; or

(2)                    if the Daily Conversion Value for such day is less than or equal to $40.00, a cash payment equal to the Daily Conversion Value.

If the 2.5% Notes are converted in connection with certain fundamental changes that occur prior to maturity of the 2.5% Notes, we may also be obligated to pay an additional (or “make whole”) premium with respect to the 2.5% Notes so converted.  In addition, if certain fundamental changes occur with respect to Cephalon, holders of the 2.5% Notes will have the option to require us to purchase for cash all or a portion of the 2.5% Notes at a purchase price equal to 100% of the principal amount of the 2.5% Notes plus accrued and unpaid interest.

Transaction costs incurred through June 30, 2009 of $15.5 million related to the issuance of the 2.5% Notes are allocated to the liability and equity components in proportion to the allocation of the proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.  As of June 30, 2009, $10.7 million in transaction costs have been capitalized as debt issuance costs on our consolidated balance sheet and are being amortized until May 1, 2014.

Convertible Note Hedge Agreement

Concurrent with the offering of the 2.5% Notes in May 2009, we purchased a convertible note hedge from Deutsche Bank AG (“DB”) at a cost of $121.0 million. The convertible note hedges must be net share settled.  Under the convertible note hedge, if the market price per share of our common stock is between $69.00 and $100.00 per share, DB will deliver to us the number of shares of the Company’s common stock that the Company is obligated to deliver to the holders of the 2.5% Notes with respect to the conversion, with cash in lieu of any fractional shares.  In accordance with EITF 00-19 and SFAS 150, we recorded the convertible note hedges in additional paid-in capital, and will not recognize subsequent changes in fair value. We also recognized a deferred tax asset of $46.2 million for the effect of the future tax benefits related to the convertible note hedge.

Warrant Agreement

Concurrent with the offering of the 2.5% Notes in May 2009, we sold to DB warrants to purchase an aggregate of 7,246,377 shares of our common stock and received net proceeds from the sale of these warrants of $37.6 million.  The warrants have a strike price of $100.00 per share, subject to customary adjustments.  The warrants expire in approximately equal tranches over the forty trading days beginning July 30, 2014 and ending September 24, 2014. The warrants are exercisable only on the applicable expiration date (European style).  If the warrants are exercised, we will settle the warrants under net share settlement.  In accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock” (“EITF 00-19”) and SFAS No. 150, “Accounting

for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), we recorded the warrants in additional paid-in capital, and will not recognize subsequent changes in fair value.

Together, the convertible note hedge and warrant transactions are expected to have the impact of increasing the effective conversion price of the 2.5% Notes from our perspective from $69.00 per share of our common stock to $100.00 per share of our common stock.

Long Term Debt

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

The liability component of our convertible notes will be classified as current liabilities and presented in current portion of long-term debt and the equity component of our convertible debt will be considered a redeemable security and presented as redeemable equity on our consolidated balance sheet if our debt is considered current at the balance sheet date. At June 30, 2009, our stock price was $56.65, and, therefore, the 2.0% Notes are considered to be current liabilities based on conversion price and are presented in current portion of long-term debt on our consolidated balance sheet.  At June 30, 2009, the 2010 Zero Coupon Notes are presented in current portion of long-term debt based on maturity date.  At December 31, 2008, our stock price was $77.04, and, therefore, all of our convertible notes issued as of that date are presented in the current portion of long-term debt on our consolidated balance sheet.

The effect of the change to the new standard of FSP ABP 14-1 on the consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Interest expense	$12,965	$12,917	$23,500	$26,201
Income tax benefit	(4,758)	(4,740)	(8,625)	(9,615)
Net loss attributable to Cephalon, Inc.	(8,207)	(8,177)	(14,875)	(16,586)
Basic loss per share attributable to Cephalon, Inc.	(0.12)	(0.12)	(0.21)	(0.24)
Diluted loss per share attributable to Cephalon, Inc.	(0.11)	(0.11)	(0.19)	(0.22)

The effect of the change to the new standard of FSP APB 14-1 on the consolidated balance sheet as of June 30, 2009 and December 31, 2008 is as follows:

	June 30, 2009	December 31, 2008
Assets:
Deferred tax assets	$(88,077)	$(96,701)
Other assets (debt issuance costs)	9,383	10,455
Total assets	$(78,694)	$(86,246)
Liabilities:
Current portion of long term debt, net	$(228,224)	$(248,403)
Long term debt, net	2,249	—
Total liabilities	(225,975)	(248,403)
Redeemable equity	228,224	248,403
Cephalon stockholders’ equity:
Additional paid-in capital	43,896	23,717
Accumulated deficit	(124,839)	(109,963)
Total Cephalon stockholders’ equity	(80,943)	(86,246)
Total liabilities, redeemable equity and equity	$(78,694)	$(86,246)

The effect of the change to the new standard of FSP APB 14-1 on the consolidated statement of cash flows for the six months ended June 30, 2009 and 2008 is as follows:

	Six months ended June 30,
	2009	2008
Net loss	$(14,875)	$(16,586)
Deferred income tax benefit	(8,625)	(9,615)
Amortization of debt discount	23,500	26,201

At June 30, 2009, we have included $1.2 million of long-term debt and $5.0 million of short-term debt related to Ception, a variable interest entity for which we are the primary beneficiary.  Ception’s liabilities represent contractual obligations of Ception for general corporate purposes. Ception’s creditors have no recourse to the general credit of Cephalon.

On August 15, 2008, we established a $200.0 million, three-year revolving credit facility with JP Morgan Chase Bank, N.A. and certain other lenders.  The credit facility is available for letters of credit, working capital and general corporate purposes and is guaranteed by certain of our domestic subsidiaries.  The credit agreement, as amended, contains borrowing conditions and customary covenants, including but not limited to covenants related to total debt to Consolidated EBITDA (as defined in the credit agreement), senior debt to Consolidated EBITDA, interest expense coverage and limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, and transactions with affiliates.  As of June 30, 2009, we have not drawn any amounts under the credit facility.

In the event that a significant conversion of our convertible debt did occur, we believe that we have the ability to fund the payment of principal amounts due through a combination of utilizing our existing cash on hand, accessing our credit facility, raising money in the capital markets or selling our note hedge instruments for cash.

11.  LEGAL PROCEEDINGS AND OTHER MATTERS

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

We also received rights to certain modafinil-related intellectual property developed by each party and in exchange for these rights, we agreed to make payments to Barr, Ranbaxy and Teva collectively totaling up to $136.0 million, consisting of upfront payments, milestones and royalties on net sales of our modafinil products.  In order to maintain an adequate supply of the active drug substance modafinil, we entered into agreements with three modafinil suppliers whereby we have agreed to purchase minimum amounts of modafinil through 2012, with aggregate remaining purchase commitments totaling $46.2 million as of June 30, 2009.  See Note 6 for additional details.

We filed each of the settlements with both the U.S. Federal Trade Commission (the “FTC”) and the Antitrust Division of the U.S. Department of Justice (the “DOJ”) as required by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”).  The FTC conducted an investigation of each of the PROVIGIL settlements and, in February 2008, filed suit against us in the U.S. District Court for the District of Columbia challenging the validity of the settlements and related agreements entered into by us with each of Teva, Mylan, Ranbaxy and Barr.  We filed a motion to transfer the case to the U.S. District Court for the Eastern District of Pennsylvania (the “EDPA”), which was granted in April 2008.  The complaint alleges a violation of Section 5(a) of the Federal Trade Commission Act and seeks to permanently enjoin us from maintaining or enforcing these agreements and from engaging in similar conduct in the future.  We believe the FTC complaint is without merit and we have filed a motion to dismiss the case.  While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

Numerous private antitrust complaints have been filed in the EDPA, each naming Cephalon, Barr, Mylan, Teva and Ranbaxy as co-defendants and claiming, among other things, that the PROVIGIL settlements violate the antitrust laws of the United States and, in some cases, certain state laws.  These actions have been consolidated into a complaint on behalf of a class of direct purchasers of PROVIGIL and a separate complaint on behalf of a class of consumers and other indirect purchasers of PROVIGIL. A separate complaint was filed by an indirect purchaser of PROVIGIL in September 2007. The plaintiffs in all of these actions are seeking monetary damages and/or equitable relief. We moved to dismiss the class action complaints in November 2006.

Separately, in June 2006, Apotex, Inc., a subsequent ANDA filer seeking FDA approval of a generic form of modafinil, filed suit against us, also in the EDPA, alleging similar violations of antitrust laws and state law. Apotex asserts that the PROVIGIL settlement agreements improperly prevent it from obtaining FDA approval of its ANDA, and seeks monetary and equitable remedies. Apotex also seeks a declaratory judgment that the ‘516 Patent is invalid, unenforceable and/or not infringed by its proposed generic. In late 2006, we filed a motion to dismiss the Apotex case, which is pending.  In June 2009, due to changes in the law, we withdrew those portions of our motion to dismiss with respect to certain of the patent claims in Apotex’s complaints, but not with respect to the antitrust and patent misuse claims.  In late May 2009, Apotex also filed a declaratory judgment complaint in the EDPA that our U.S. Patent No. 7,297,346 (the “ ‘346 Patent”) is invalid, unenforceable and/or not infringed by its proposed generic. The ‘346 Patent covers pharmaceutical compositions of modafinil and expires in May 2024. This complaint was consolidated with Apotex’s existing actions against us, and we filed a motion to dismiss this complaint in July 2009.  Separately, in April 2008, the Federal Court of Canada dismissed our application to prevent regulatory approval of Apotex’s generic modafinil tablets in Canada. We have learned that Apotex has launched its generic modafinil tablets in Canada, and in April 2009 we filed a patent infringement lawsuit against Apotex in Canada. We believe that the private antitrust complaints described in the preceding paragraph and the Apotex antitrust and declaratory judgment complaints are without merit.  While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

On July 28, 2009, a status conference was conducted by Judge Goldberg of the EDPA, who had recently been assigned to the FTC, private antitrust, and Apotex matters, and on July 30, 2009, Judge Goldberg issued an order which, among other things, denied all pending motions to dismiss without prejudice; permitted counsel for the putative direct purchaser class and indirect purchaser class, respectively, to file consolidated amended complaints; and permitted us to file updated motions to dismiss each of the complaints against us (brought by the private antitrust class plaintiffs, Apotex, and the FTC) on or before August 29, 2009.

In November 2005 and March 2006, we received notice that Caraco Pharmaceutical Laboratories, Ltd. (“Caraco”) and Apotex, respectively, also filed Paragraph IV ANDAs with the FDA in which each firm is seeking to market a generic form of PROVIGIL. We have not filed a patent infringement lawsuit in the United States against either Caraco or Apotex, although Apotex has filed suit against us, as described above.  In early August 2008, we received notice that Hikma Pharmaceuticals plc (“Hikma Pharmaceuticals”) filed a Paragraph IV ANDA with the FDA in which it is seeking to market a generic form of PROVIGIL. We have not filed a patent infringement lawsuit against Hikma Pharmaceuticals.

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

In late May 2009, Cephalon and Eurand received a Paragraph IV certification letter relating to an ANDA submitted to the FDA by Anchen Pharmaceuticals, Inc. (“Anchen”) requesting approval to market and sell a generic version of the 15 mg and 30 mg strengths of AMRIX.  Anchen alleges that the Eurand Patent is invalid, unenforceable and/or will not be infringed by its manufacture, use or sale of the product described in its ANDA.  In July 2009, Cephalon and Eurand filed a lawsuit in U.S. District Court in Delaware against Anchen for infringement of the Eurand Patent.

Under the provisions of the Hatch-Waxman Act, the filing of the Mylan, Barr, Impax and Anchen lawsuits stays any FDA approval of each ANDA until the earlier of a district court judgment in favor of the ANDA holder or 30 months from the date of our receipt of the respective Paragraph IV certification letter.

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

In late 2007, we were served with a series of putative class action complaints filed in the EDPA on behalf of entities that claim to have reimbursed for prescriptions of ACTIQ for uses outside of the product’s approved label in non-cancer patients.  The complaints allege violations of various state consumer protection laws, as well as the violation of the common law of unjust enrichment, and seek an unspecified amount of money in actual, punitive and/or treble damages, with interest, and/or disgorgement of profits.  In May 2008, the plaintiffs filed a consolidated and amended complaint that also alleges violations of RICO and conspiracy to violate RICO.   The RICO allegations were dismissed with prejudice in May 2009.  In February 2009, we were served with an additional putative class action complaint filed on behalf of two health and welfare trust funds that claim to have reimbursed for prescriptions of GABITRIL and PROVIGIL for uses outside the products approved labels.  The complaint alleges violations of RICO and the common law of unjust enrichment and seeks an unspecified amount of money in actual, punitive and/or treble damages, with interest.  In May 2009, we were served with a putative class action complaint filed in New Jersey state court.  The complaint alleges violations of the New Jersey consumer fraud act and the common law of fraud and fraudulent concealment and seeks an unspecified amount of money in actual, punitive and/or treble damages, with interest.  The complaint seeks to establish a class of government entities that reimbursed for certain products marketed by Cephalon for uses outside of the products’ approved labels.  In July 2009, we removed the complaint to the U.S. District Court for the District of New Jersey and, in August 2009, filed a motion to dismiss the complaint.  We believe the allegations in the complaints are without merit, and we intend to vigorously defend ourselves in these matters and in any similar actions that may be filed in the future.  These efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

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

DURASOLV

In the third quarter of 2007, the U.S. Patent and Trademark Office (“PTO”) notified us that, in response to re-examination petitions filed by a third party, the Examiner rejected the claims in the two U.S. patents for our DURASOLV ODT technology.  We disagree with the Examiner’s position, and we filed notices of appeal of the PTO’s decisions in the fourth quarter of 2007 regarding one patent and in the second quarter of 2008 regarding the second patent.  The appeals are pending.  These efforts will be both expensive and time consuming and, ultimately, due to the nature of patent appeals, there can be no assurance that these efforts will be successful. The invalidity of the DURASOLV patents could have a material adverse impact on revenues from our drug delivery business.

Other Commitments

We have committed to make potential future “milestone” payments to third parties as part of our in-licensing and development programs primarily in the area of research and development agreements.  Payments generally become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones.  Because the achievement of these milestones is neither probable or reasonably estimable, we have not recorded a liability on our balance sheet for any such contingencies.  As of June 30, 2009, the potential milestone and other contingency payments due under current contractual agreements are $1,177.9 million.  Milestones payable to Ception are not included in this amount, as such payments are contingent upon our exercise of the Ception Option. See Note 2 for additional information.

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

12.  STOCK-BASED COMPENSATION

Total stock-based compensation expense recognized in the consolidated statement of operations is as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Stock option expense	$7,890	$7,518	$14,120	$13,568
Restricted stock unit expense	5,390	3,426	10,720	8,326
Total stock-based compensation expense*	$13,280	$10,944	$24,840	$21,894
Total stock-based compensation expense after-tax	$8,805	$6,919	$16,312	$13,802

*For the three and six months ended June 30, 2009, total stock-based compensation is allocated 4% to cost of sales, 38% to research and development and 58% to selling, general and administrative expenses based on the employees’ compensation allocation between these line items. For the three and six months ended June 30, 2008, total stock-based compensation expense was recognized equally between research and development and selling, general and administrative expenses based on the employees’ compensation allocation between these line items.

13.  INCOME TAXES

For the three months ended June 30, 2009, we recognized $46.9 million of income tax expense on income before income taxes of $119.0 million, resulting in an overall effective tax rate of 39.4%, as we have not recognized tax benefit for losses attributable to non-controlling interest of $12.7 million.  For the six months ended June 30, 2009, we recognized $80.0 million of income tax expense on income before income taxes of $195.8 million, resulting in an overall effective tax rate of 40.9%, as we have not recognized tax benefit for losses attributable to non-controlling interest of $27.5 million.

The Internal Revenue Service (“IRS”) currently is examining Cephalon, Inc.’s 2006 and 2007 U.S. federal income tax returns.  Zeneus Pharma S.a.r.L. is under examination by the French Tax Authorities for 2003, 2004 and 2006 to 2008. Cephalon Gmbh, in Germany, is under examination for 2004 to 2006.  During the first quarter of 2009, Cephalon Pharma S.L., in Spain, completed its income tax audit for 2003 with no material findings.  Our filings in the United Kingdom remain open to examination for 2006 to 2008.  In other significant foreign jurisdictions, the tax years that remain open for potential examination range from 2001 to 2008.  We do not believe at this time that the results of these examinations will have a material impact on the financial statements.

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

We have entered into convertible note hedge and warrant agreements that, in combination, have the economic effect of reducing the dilutive impact of the 2.0% Notes, 2.5% Notes and the 2010 Zero Coupon Notes. FAS No. 128, “Earnings Per Share” (“FAS 128”), however, requires us to analyze separately the impact of the convertible note hedge and warrant agreements on diluted EPS. As a result, the purchases of the convertible note hedges are excluded because their impact will always be anti-dilutive. FAS 128 further requires that the impact of the sale of the warrants be computed using the treasury stock method.

The number of shares included in the diluted EPS calculation for the convertible subordinated notes and warrants is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Average market price per share of Cephalon stock	$62.40	$65.90	$67.24	$65.25

Shares included in diluted EPS calculation:
2.0% Notes	4,417	5,116	5,363	4,992
2.5% Notes	—	—	—	—
New Zero Coupon Notes	334	847	564	787
Warrants related to 2.0% Notes	—	—	—	—
Warrants related to 2.5% Notes	—	—	—	—
Warrants related to New Zero Coupon Notes	—	—	—	—
Total (Treasury Stock Method)	4,751	5,963	5,927	5,779
Other (“If-Converted” Method)	1	6	1	6
Total	4,752	5,969	5,928	5,785

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted income per common share:

	Three months ended June 30,		Six months ended June 30,
	2009	As adjusted 2008*	2009	As adjusted 2008*
Basic income per common share computation:
Numerator:
Net income used for basic income per common share	$84,764	$51,891	$143,347	$82,333
Denominator:
Weighted average shares used for basic income per common share	71,119	67,777	69,962	67,721

Basic income per common share	$1.19	$0.77	$2.05	$1.22

	Three months ended June 30,		Six months ended June 30,
	2009	As adjusted 2008*	2009	As adjusted 2008*
Diluted income per common share computation:
Numerator:
Net income used for basic income per common share	$84,764	$51,891	$143,347	$82,333
Denominator:
Weighted average shares used for basic income per common share	71,119	67,777	69,962	67,721
Effect of dilutive securities:
Convertible subordinated notes and warrants	4,752	5,969	5,928	5,785
Employee stock options and restricted stock units	758	1,106	918	1,063
Weighted average shares used for diluted income per common share	76,629	74,852	76,808	74,569

Diluted income per common share	$1.11	$0.69	$1.87	$1.10

*As adjusted for FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”

The following reconciliation shows the shares excluded from the calculation of diluted income per common share as the inclusion of such shares would be anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Weighted average shares excluded:
Convertible subordinated notes and warrants	24,544	26,228	23,891	26,523
Employee stock options and restricted stock units	3,991	2,924	3,842	3,001
	28,535	29,152	27,733	29,524

15.  SEGMENT AND SUBSIDIARY INFORMATION

Revenues for the three months ended June 30:

	2009			2008
	United States	Europe	Total	United States	Europe	Total
Sales:
PROVIGIL	$246,583	$15,485	$262,068	$218,942	$15,869	$234,811
NUVIGIL	16,786	—	16,786	—	—	—
GABITRIL	10,749	1,026	11,775	14,307	2,039	16,346
CNS	274,118	16,511	290,629	233,249	17,908	251,157

ACTIQ	25,153	12,712	37,865	38,051	14,130	52,181
Generic OTFC	23,390	—	23,390	28,958	—	28,958
FENTORA	30,617	814	31,431	36,374	—	36,374
AMRIX	30,867	—	30,867	17,119	—	17,119
Pain	110,027	13,526	123,553	120,502	14,130	134,632

TREANDA	55,820	—	55,820	14,381	—	14,381
Other Oncology	4,193	22,168	26,361	4,380	25,372	29,752
Oncology	60,013	22,168	82,181	18,761	25,372	44,133

Other	8,380	34,278	42,658	13,117	42,003	55,120
Total Sales	452,538	86,483	539,021	385,629	99,413	485,042
Other Revenues	8,443	349	8,792	7,243	430	7,673
Total External Revenues	460,981	86,832	547,813	392,872	99,843	492,715
Inter-Segment Revenues	6,978	3	6,981	7,772	5,873	13,645
Elimination of Inter-Segment Revenues	(6,978)	(3)	(6,981)	(7,772)	(5,873)	(13,645)
Total Revenues	$460,981	$86,832	$547,813	$392,872	$99,843	$492,715

Revenues for the six months ended June 30:

	2009			2008
	United States	Europe	Total	United States	Europe	Total
Sales:
PROVIGIL	$485,012	$30,418	$515,430	$417,411	$30,635	$448,046
NUVIGIL	16,786	—	16,786	—	—	—
GABITRIL	25,498	2,531	28,029	25,438	4,332	29,770
CNS	527,296	32,949	560,245	442,849	34,967	477,816

ACTIQ	51,570	24,459	76,029	75,568	26,333	101,901
Generic OTFC	47,502	—	47,502	56,276	—	56,276
FENTORA	63,907	1,237	65,144	75,307	—	75,307
AMRIX	57,104	—	57,104	26,887	—	26,887
Pain	220,083	25,696	245,779	234,038	26,333	260,371

TREANDA	106,017	—	106,017	14,381	—	14,381
Other Oncology	9,519	43,200	52,719	9,568	47,642	57,210
Oncology	115,536	43,200	158,736	23,949	47,642	71,591

Other	19,535	69,092	88,627	26,644	82,517	109,161
Total Sales	882,450	170,937	1,053,387	727,480	191,459	918,939
Other Revenues	14,066	328	14,394	15,906	1,089	16,995
Total External Revenues	896,516	171,265	1,067,781	743,386	192,548	935,934
Inter-Segment Revenues	12,683	175	12,858	10,667	13,813	24,480
Elimination of Inter-Segment Revenues	(12,683)	(175)	(12,858)	(10,667)	(13,813)	(24,480)
Total Revenues	$896,516	$171,265	$1,067,781	$743,386	$192,548	$935,934

Income (loss) before income taxes for the three months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2009	2008*^	2009	2008*^
United States	$126,330	$90,343	$243,383	$137,149
Europe	(7,358)	(8,240)	(47,575)	(6,435)
Total	$118,972	$82,103	$195,808	$130,714

Total assets:

	June 30, 2009	As adjusted December 31, 2008*^
United States	$3,774,550	$2,324,694
Europe	707,182	758,248
Total	$4,481,732	$3,082,942

*As adjusted for FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”

^Certain reclassifications of prior year amounts have been made to conform to current year presentation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2008.  The 2008 Form 10-K has been supplemented by our Current Report on Form 8-K, filed with the SEC on May 20, 2009, to reflect our adoption, effective January 1, 2009 of Financial Accounting Standards Board (“FASB”)  Staff Position (“FSP”) Accounting Principles Board (“APB”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) and Statement of Financial Accounting Standard (“FAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”).

EXECUTIVE SUMMARY

Cephalon, Inc. is an international biopharmaceutical company dedicated to the discovery, development and commercialization of innovative products in four core therapeutic areas: central nervous system (“CNS”), pain, oncology, and our latest area of focus, inflammatory diseases. Cephalon has recently completed certain transactions designed to build a portfolio of potential products targeted to the treatment of inflammatory diseases.  In 2009, Cephalon (i) acquired an exclusive, worldwide license to the ImmuPharma investigational compound, LUPUZOR™, which is in development for the treatment of systemic lupus erythematosus; (ii) purchased an option to acquire privately-held Ception Therapeutics, Inc., whose lead humanized monoclonal antibody compound, reslizumab, is in development for the treatment of pediatric eosinophilic esophagitis; and (iii) anticipates completing its acquisition of Arana Therapeutics Limited, an Australian company, whose lead domain antibody compound, ART621, is in Phase II development for patients with certain inflammatory diseases.  In addition to conducting an active research and development program, we market seven proprietary products in the United States and numerous products in various countries throughout Europe and the world.  Consistent with our core therapeutic areas, we have aligned our approximately 780-person U.S. field sales and sales management teams by area.  We have a sales and marketing organization numbering approximately 400 persons that supports our presence in nearly 20 European countries, including France, the United Kingdom, Germany, Italy and Spain, and certain countries in Africa and the Middle East.

Our most significant product is PROVIGIL® (modafinil) Tablets [C-IV], which comprised 49% of our total consolidated net sales for the six months ended June 30, 2009, of which 94% was in the U.S. market.  For the six months ended June 30, 2009, consolidated net sales of PROVIGIL increased 15% over the six months ended June 30, 2008.  PROVIGIL is indicated for the treatment of excessive sleepiness associated with narcolepsy, obstructive sleep apnea/hypopnea syndrome (“OSA/HS”) and shift work sleep disorder (“SWSD”).  In June 2007, we secured final U.S. Food and Drug Administration (the “FDA”) approval of NUVIGIL® (armodafinil) Tablets [C-IV] for the same indications as PROVIGIL.  NUVIGIL is a single-isomer formulation of modafinil, the active ingredient in PROVIGIL.  The product is protected by a composition of matter patent that will expire on December 18, 2023 and covers a novel polymorphic form of armodafinil, the active pharmaceutical ingredient in NUVIGIL.  We launched NUVIGIL on June 1, 2009 and have shifted our CNS marketing efforts from PROVIGIL to NUVIGIL.  Currently, we do not believe 2009 CNS net sales will be adversely impacted as compared to 2008 by the decline in PROVIGIL marketing efforts associated with the launch of NUVIGIL.  In March 2009, we announced positive results from a Phase 2 clinical trial of NUVIGIL as adjunctive therapy for treating major depressive disorder in adults with bipolar I disorder and our plan to advance to Phase 3 trials for this indication. In April 2009, we announced positive results from a Phase 3 clinical trial of NUVIGIL as a treatment for excessive sleepiness associated with jet lag disorder and filed a supplemental new drug application (an “sNDA”) for this indication with the FDA in June 2009.  In May 2009, we announced positive results from a Phase 4 study of NUVIGIL in obstructive sleep apnea and comorbid major depressive disorder requiring ongoing antidepressant therapy.

On a combined basis, our two next most significant products are FENTORA® (fentanyl buccal tablet) [C-II] and ACTIQ® (oral transmucosal fentanyl citrate) [C-II] (including our generic version of ACTIQ (“generic OTFC”)).  Together, these products comprised 18% of our total consolidated net sales for the six months ended June 30, 2009, of which 86% was in the U.S. market.   In October 2006, we launched FENTORA in the United States.  FENTORA is indicated for the management of breakthrough pain in patients with cancer who are already receiving and are tolerant to opioid therapy for their underlying persistent cancer pain.  In April 2008, we received marketing authorization from the European Commission for EFFENTORA™ for the same indication as FENTORA and launched the product in certain European countries in January 2009. We have focused our clinical strategy for FENTORA on studying the product in opioid-tolerant patients with breakthrough pain associated with chronic pain conditions, such as neuropathic pain and back pain.  In November 2007, we submitted an sNDA to the FDA seeking approval to market FENTORA for the management of breakthrough pain in opioid tolerant patients with chronic pain conditions.  In May 2008, an FDA Advisory Committee voted not to recommend approval of the FENTORA sNDA.  In September 2008, we received a complete response letter, in which the FDA requested that we implement and demonstrate the effectiveness of proposed enhancements to the current FENTORA risk management program.  In December 2008, we also received supplement request letters from the FDA requesting that we submit a Risk Evaluation and Mitigation Strategy (the “REMS Program”) with respect to FENTORA. We submitted our REMS Program to the FDA in early April 2009. To address the FDA’s requests in its September 2008 and December 2008 letters, we plan to implement SECURE Access™, a first-of-its-kind initiative designed to minimize the potential risk of overdose from an opioid through appropriate patient selection, as part of our REMS Program.  In July 2009, we exchanged correspondence with the FDA regarding elements of our REMS Programs for FENTORA and ACTIQ.  Subject to the timing and nature of further discussions with the FDA, we expect to receive a response from the FDA by October 2009.  We believe that, by working with the FDA, we can design and implement a REMS Program to meet the FDA’s requests and possibly to provide a potential avenue for approval of the sNDA.  We anticipate initiating the REMS Program upon receipt of approval from the FDA.  With respect to ACTIQ, its sales have been meaningfully eroded by the launch of FENTORA and by generic OTFC products sold since June 2006 by Barr Laboratories, Inc. and by us through our sales agent, Watson Pharmaceuticals, Inc.  We expect this erosion will continue throughout 2009.  We submitted our REMS Program for ACTIQ and generic OTFC in early April 2009.  Subject to the timing and nature of further discussions with the FDA, we expect to receive a response from the FDA by October 2009.

In March 2008, FDA granted an orphan drug designation for TREANDA® (bendamustine hydrochloride) for the treatment of patients with chronic lymphocytic leukemia (“CLL”) and, in April 2008, the product was launched.  In October 2008, we received FDA approval of TREANDA for treatment of patients with indolent B-cell non-Hodgkin’s lymphoma (“NHL”) who have progressed during or within six months of treatment with rituximab or a rituximab-containing regimen.  TREANDA comprised 10% of our total consolidated net sales for the six months ended June 30, 2009, all of which were in the U.S. market.

On April 23, 2009, we received approval from the FDA for our sNDA to update the prescribing information for TREANDA.  We finalized and implemented the updated prescribing information for TREANDA in May 2009.   We have identified two postmarketing cases of Stevens Johnson Syndrome (“SJS”)/toxic epidermal necrolysis (“TEN”) in patients treated concomitantly with TREANDA and allopurinol; one of these cases was fatal. Allopurinol is known to cause SJS/TEN. In the non-fatal case, the patient also received other drugs that can cause SJS.  TREANDA’s prescribing information has been updated to include these serious skin reactions.  These updates communicate safety warnings when TREANDA is used in combination with allopurinol.  Although the relationship between TREANDA and SJS/TEN cannot be determined, there may be an increased risk of severe skin toxicity when TREANDA and allopurinol are administered concomitantly.  This update is similar to the labeling that currently exists with certain other agents used to treat indolent NHL and/or CLL, such as RITUXAN® (rituximab), REVLIMID® (lenalidomide) and cyclophosphamide, all of which also reference SJS/TEN in their current respective prescribing information.

In August 2007, we acquired exclusive North American rights to AMRIX® (cyclobenzaprine hydrochloride extended-release capsules) from E. Claiborne Robins Company, Inc., a privately-held company d/b/a ECR Pharmaceuticals (“ECR”).  Two dosage strengths of AMRIX (15 mg and 30 mg) were approved in February 2007 by the FDA for short-term use as an adjunct to rest and physical therapy for relief of muscle spasm associated with acute, painful musculoskeletal conditions.  We made the product available in the United States in October 2007 and commenced a full U.S. launch in November 2007.  In June 2008, the U.S. Patent and Trademark Office (the “PTO”) issued a pharmaceutical formulation patent for AMRIX, which expires in February 2025.  In July 2009, the PTO issued a notice of allowance for an additional pharmaceutical formulation patent for AMRIX that we expect will issue by the end of 2009.

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

We are or may become a party to litigation in the ordinary course of our business, including, among others, matters alleging employment discrimination, product liability, patent or other intellectual property rights infringement, patent invalidity or breach of commercial contract.  In particular, as a biopharmaceutical company, our future success is highly dependent on obtaining and maintaining patent protection or regulatory exclusivity for our products and technology. We intend to vigorously defend the validity, and prevent infringement, of our patents. The loss of patent protection or regulatory exclusivity on any of our existing products, whether by third-party challenge, invalidation, circumvention, license or expiration, could materially impact our results of operations.   For more information regarding these matters, please see Note 11 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

RECENT ACQUISITIONS AND TRANSACTIONS

Arana Therapeutics Limited

On February 27, 2009, we announced that we acquired (through our wholly owned subsidiary Cephalon International Holdings, Inc. (“Cephalon International”)), approximately 19.8% of the total issued share capital (the “Equity Stake”) of Arana Therapeutics Limited, an Australian company listed on the Australian Securities Exchange (“Arana”), for $41.4 million and that we intended to initiate a takeover offer for Arana (through Cephalon International).  On March 9, 2009, through Cephalon International, we filed a Bidder’s Statement with the Australian Securities and Investments Commission in connection with our takeover offer for Arana.   The offer terms consisted of the following:

•                  Payment of Australian dollar (“A$”) 1.40 cash for each Arana ordinary share less any dividends paid by Arana;

•                  Upon Cephalon International’s receipt of a relevant interest in 90% of Arana ordinary shares, the offer price would increase by A$0.05 to A$1.45 (the “90% Premium”); and

•                  On March 2, 2009, Arana declared an A$0.05 fully franked special dividend (the “Dividend”) per Arana ordinary share payable to all Arana shareholders on record as of March 30, 2009.  The effect of the Dividend was to reduce our offer price by A$0.05.

The takeover offer closed on June 29, 2009.  Cephalon International’s relevant interest in Arana as of that date was 93.1%.  Cephalon International commenced a compulsory acquisition for the remaining 6.9% interest in Arana’s ordinary shares on June 25, 2009 and expects to achieve a 100% relevant interest in Arana in the third quarter of 2009.  At a price of A$1.40 per Arana ordinary share acquired pursuant to the takeover offer and to be acquired pursuant to the compulsory acquisition, the total funds used to acquire Arana is expected to be approximately $223.0 million, net of gains on foreign exchange contracts, of which approximately $16.0 million is for shares to be acquired under the compulsory acquisition.  The final total amount will be dependent on the Australian dollar exchange rate at the time the compulsory acquisition is completed.

Arana is a biopharmaceutical company focused on developing next generation antibody based drugs that will improve the lives of patients with inflammatory diseases and cancer. The company’s lead compound, ART621, is a new generation tumor necrosis factor (TNF) alpha blocker in Phase II development for patients with inflammatory diseases. Arana has a patent portfolio related to anti-TNF alpha antibodies and receives royalties in connection with the patents.  We acquired Arana in order to expand our technology base.  Arana is included in our United States operating segment.

Our initial investment in Arana was recorded as an available for sale investment in accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“FAS 115”). On May 27, 2009, we acquired additional shares for $89.8 million which increased our Arana holdings to 50.4% of the outstanding shares.  As a result, effective on that date we have consolidated Arana in accordance with FAS 141(R).   The 90% Premium payment is considered contingent consideration and was initially recognized at its estimated fair value of $1.0 million for the shares purchased on May 27, 2009.  Upon satisfying the 90% criteria on June 12, 2009, the excess of the actual payments over the recorded liability for the 90% premium of $2.8 million was recorded as a charge to other income (expense), net.   The fair value of the noncontrolling interest in Arana as of May 27, 2009 was $104.7 million based on the closing stock price for Arana’s shares on that date.

The fair value of our Arana holdings of approximately 19.8% immediately prior to the acquisition on May 27, 2009 was $48.0 million.  This investment was remeasured to fair value on the acquisition date with the increase of $6.6 million over the original cost recognized in other income (expense), net.  This gain is the result of an increase in the value of the

Australian dollar relative to the U.S. dollar, net of changes in the Arana share price.  For the quarter ended June 30, 2009, we have included $2.0 million of revenues and $4.4 million of net losses for Arana in our consolidated results.

Ception Therapeutics, Inc.

In January 2009, we entered into an option agreement (the “Ception Option Agreement”) with Ception Therapeutics, Inc. (“Ception”).  Under the terms of the Ception Option Agreement, we have the irrevocable option (the “Ception Option”) to purchase all of the outstanding capital stock on a fully diluted basis of Ception at any time on or prior to the expiration of the Option Period (as defined below).  As consideration for the Ception Option, we paid $50.0 million to Ception and paid Ception stockholders an aggregate of $50.0 million.  We also agreed to provide up to $25.0 million of financing to Ception during the Option Period.  We have not provided financing as of June 30, 2009. We, in our sole discretion, may exercise the Ception Option by providing written notice to Ception at any time during the period from January 13, 2009 to and including the date that (i) is fifteen business days after our receipt of the final study report for Ception’s ongoing Phase IIb/III clinical trial for reslizumab in pediatric patients with eosinophilic esophagitis (“Res-5-0002 EE Study”) indicating that the co-primary endpoints have been achieved or (ii) is thirty business days after our receipt of the final study report for Res-5-0002 EE Study indicating that the co-primary endpoints have not been achieved (the “Option Period”).   The Res-5-0002 EE Study is now fully enrolled and we anticipate completion of the study in the fourth quarter of 2009 or the first quarter of 2010.  If the data are positive and we exercise the Ception Option, we intend to file a Biologics License Application for reslizumab with the FDA in 2010.  If we exercise the Ception Option, we have agreed to pay a total of $250.0 million less any third party debt payable by Ception in exchange for all the outstanding capital stock of Ception on a fully-diluted basis.  Ception stockholders also could receive (i) additional payments related to clinical and regulatory milestones and (ii) royalties related to net sales of products developed from Ception’s program to discover small molecule, orally-active, anti-TNF (tumor necrosis factor) receptor agents.

LUPUZOR License

In November 2008, we entered into an option agreement (the “ImmuPharma Option Agreement”) with ImmuPharma plc (“ImmuPharma”) providing us with an option to obtain an exclusive, worldwide license to the investigational medication LUPUZOR™ for the treatment of systemic lupus erythematosus.  In January 2009, we exercised the option and entered into a Development and Commercialization Agreement with ImmuPharma based on a review of interim results of a Phase IIb study for LUPUZOR.  Under the terms of the ImmuPharma Option Agreement, we paid ImmuPharma a $15.0 million upfront option payment upon execution and a one-time $30.0 million license fee in February 2009.  We expect to announce final results from the Phase IIb study by the end of 2009, and commence a large Phase IIb study in early 2010.

Acusphere, Inc.

On November 3, 2008, we entered into a license and convertible note transaction with Acusphere, Inc.  In connection with the transaction, we received an exclusive worldwide license from Acusphere to all of its intellectual property relating to the development and marketing of celecoxib for all current and future indications. Under the license, we agreed to make a $15 million milestone payment, as well as royalties on net sales.  In addition, we purchased a $15 million senior secured three-year convertible note (the “Acusphere Note”) from Acusphere, secured by substantially all the assets of Acusphere.  Separately, in March 2008, we purchased license rights for Acusphere’s Hydrophobic Drug Delivery Systems (HDDS™) technology for use in oncology therapeutics for $10 million.

On June 24, 2009, we exchanged the Acusphere Note and $1.0 million for (i) the elimination of the $15 million milestone payment and any future royalty payments associated with the celecoxib license agreement and (ii) the Acusphere patent rights relating to the HDDS technology.

In accordance with FASB Interpretation No. 46R “Consolidation of Variable Interest Entities,” (“FIN 46R”), we had previously determined that effective on November 3, 2008 Acusphere was a variable interest entity for which we were the primary beneficiary and began including Acusphere in our consolidated financial statements.  Effective with the termination of the Acusphere Note, we are no longer considered the primary beneficiary and deconsolidated Acusphere, resulting in a $9.4 million charge to acquired in-process research and development, as a result of the elimination of the royalty and milestone payments associated with the celecoxib license agreement.

RESULTS OF OPERATIONS

(In thousands)

Three months ended June 30, 2009 compared to three months ended June 30, 2008:

	Three months ended
	June 30,
	2009			2008			% Increase (Decrease)
	United States	Europe	Total	United States	Europe	Total	United States	Europe	Total
Sales:
PROVIGIL	$246,583	$15,485	$262,068	$218,942	$15,869	$234,811	13%	(2)%	12%
NUVIGIL*	16,786	—	16,786	—	—	—	—	—	—
GABITRIL	10,749	1,026	11,775	14,307	2,039	16,346	(25)	(50)	(28)
CNS	274,118	16,511	290,629	233,249	17,908	251,157	18	(8)	16

ACTIQ	25,153	12,712	37,865	38,051	14,130	52,181	(34)	(10)	(27)
Generic OTFC	23,390	—	23,390	28,958	—	28,958	(19)	—	(19)
FENTORA	30,617	814	31,431	36,374	—	36,374	(16)	—	(14)
AMRIX	30,867	—	30,867	17,119	—	17,119	80	—	80
Pain	110,027	13,526	123,553	120,502	14,130	134,632	(9)	(4)	(8)

TREANDA	55,820	—	55,820	14,381	—	14,381	288	—	288
Other Oncology	4,193	22,168	26,361	4,380	25,372	29,752	(4)	(13)	(11)
Oncology	60,013	22,168	82,181	18,761	25,372	44,133	220	(13)	86

Other	8,380	34,278	42,658	13,117	42,003	55,120	(36)	(18)	(23)
Total Sales	452,538	86,483	539,021	385,629	99,413	485,042	17	(13)	11
Other Revenues	8,443	349	8,792	7,243	430	7,673	17	(19)	15
Total Revenues	$460,981	$86,832	$547,813	$392,872	$99,843	$492,715	17%	(13)%	11%

* Sales since June 1, 2009 launch date.

Sales—In the United States, we sell our proprietary products to pharmaceutical wholesalers, the largest three of which accounted for 75% of our total consolidated gross sales for the three months ended June 30, 2009.  Decisions made by these wholesalers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) can materially affect the level of our sales in any particular period and thus may not necessarily correlate to the number of prescriptions written for our products as reported by IMS Health Incorporated.

We have distribution service agreements with our major wholesaler customers. These agreements obligate the wholesalers to provide us with periodic retail demand information and current inventory levels for our products held at their warehouse locations; additionally, the wholesalers have agreed to manage the variability of their purchases and inventory levels within specified limits based on product demand. Various factors can impact the decisions made by wholesalers and retailers regarding the levels of inventory they hold, including, among other factors, their assessment of anticipated demand for products, timing of sales made by them, their review of historical product usage trends, and their purchasing patterns.

As of June 30, 2009, we received information from substantially all of our U.S. wholesaler customers about the levels of inventory they held for our U.S. branded products. Based on this information, which we have not independently verified, we believe that total inventory held at these wholesalers is approximately two to three weeks supply of our U.S. branded products at our current sales levels. Wholesalers held additional supply of NUVIGIL, which was launched on June 1, 2009. Based on a retail inventory survey in June 2009, we believe that our generic OTFC inventory held at wholesalers and retailers is approximately three months. We do not expect that potential future fluctuations in inventory levels of generic OTFC held by retailers will have a significant impact on our financial position and results of operations.

For the three months ended June 30, 2009, sales were impacted by changes in the product sales allowances deducted from gross sales as described further below and by changes in the relative levels of the number of units of inventory held at wholesalers and retailers. Declines in foreign exchange rates versus the U.S. dollar caused a 16% decrease in European sales.

For the three months ended June 30, 2009, total sales increased by 11% over the prior year. The other key factors that contributed to the increase in sales, period to period, are summarized by product as follows:

•                 In CNS, sales of PROVIGIL increased 12 percent. Sales of PROVIGIL in the U.S. increased by 13%, due primarily to domestic price increases of 10% in early 2009, offset by a 3% decline in U.S. prescriptions for PROVIGIL, according to IMS Health. European sales of PROVIGIL decreased 2% due primarily to the unfavorable effect of exchange rates, partially offset by increases in unit sales. We launched NUVIGIL on June 1, 2009, recording net sales of $16.8 million for the month.  Sales of GABITRIL in the U.S. decreased 25%, due primarily to a 19% decline in U.S. prescriptions for GABITRIL, according to IMS Health.  Sales of GABITRIL in Europe decreased 50% due to a decrease in unit sales and the unfavorable effect of exchange rate changes.  Throughout 2009, we expect CNS sales to increase as compared to 2008 as a result of increased sales for PROVIGIL, based on the full year impact of the 2008 and 2009 price increases and the launch of NUVIGIL.

•                 In Pain, sales decreased 8 percent. Sales of ACTIQ in the United States were impacted by average domestic price increases of 15% period to period. This price impact was offset by a 42% decrease in U.S. prescriptions period to period, according to IMS Health, resulting from the introduction of generic competition to ACTIQ in October 2006. For the three months ended June 30, 2009,  sales of our own generic OTFC and shipments of our generic OTFC to Barr decreased 19%, resulting from a 14% decrease in U.S. prescriptions, according to IMS Health.  Sales of FENTORA decreased 14%, due to a decrease in U.S. prescriptions of 18%, offset by domestic price increases in 2008.  Sales of ACTIQ in Europe decreased 10%, as impact of the unfavorable effect of exchange rate changes exceeded the increase in unit sales.  The decreases in sales of FENTORA, ACTIQ and generic OTFC were largely offset by a 80% increase in AMRIX sales.  AMRIX prescriptions increased 114% and the price of AMRIX increased by 8%.  Throughout 2009, we expect overall sales of our Pain products to increase as compared to 2008 based on the growth in sales of AMRIX.

•                 In Oncology, sales increased 86 percent. This increase was attributable to the growth of TREANDA, which launched in April 2008.  Sales of our European oncology products decreased 13%, due primarily to the unfavorable effect of exchange rate changes, which offset moderate increases in unit sales. Throughout 2009, we expect Oncology sales to increase as compared to 2008 based on the growth in sales of TREANDA.

•                 Other sales, which consist primarily of sales of other products and certain third party products, decreased 23 percent, primarily due to the November 2008 termination of our agreement with Alkermes, Inc., ending our collaboration related to VIVITROL.

Other Revenues—The increase of 15% from period to period is primarily due to revenues from Arana.

Analysis of gross sales to net sales—The following table presents the product sales allowances deducted from gross sales to arrive at a net sales figure:

	Three months ended
	June 30,
	2009	2008	Change	% Change
Gross sales	$630,935	$550,214	$80,721	15%
Product sales allowances:
Prompt payment discounts	11,758	8,850	2,908	33
Wholesaler discounts	9,203	5,918	3,285	56
Returns	18,506	4,064	14,442	355
Coupons	16,133	4,977	11,156	224
Medicaid discounts	8,946	8,639	307	4
Managed care and governmental contracts	27,368	32,724	(5,356)	(16)
	91,914	65,172	26,742	41
Net sales	$539,021	$485,042	$53,979	11%
Product sales allowances as a percentage of gross sales	14.6%	11.8%

Prompt payment discounts increased for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 due to the increase in sales. Wholesaler discounts increased period over period as fewer discounts were required for the second quarter of 2008 as a result of price increases.  Returns increased as a result of increased returns percentages related to ACTIQ and FENTORA sales, compared to prior year, and the recognition of estimated returns due to the launch of NUVIGIL.  Coupons increased as a result of the effect of the NUVIGIL Prescription Savings Program, the NUVIGIL Top Start Program and the NUVIGIL Tab Starter and Web Starter Programs.  The Prescription Savings Program provides co-payment assistance to eligible patients, while the other programs provide an initial supply of NUVIGIL to patients free of charge.  The effect of the NUVIGIL programs in the second quarter of 2009 was to increase the allowance for coupons by $10.5 million.

Medicaid discounts increased slightly for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 due to price increases, offset by the lower Medicaid utilization of our CNS and Pain products.  Managed care and governmental contracts decreased for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 due to decreases in rebates for certain managed care and governmental programs, particularly with respect to sales of our pain products. In addition, during the three months ended June 30, 2009 we recognized a reserve of $4.1 million for amounts payable to the U.S. Department of Defense (“DoD”) under the new TRICARE program effective January 28, 2008, bringing our total accrual under the program to $24.1 million.  Our previous TRICARE program accruals were consistent with the final regulations, as adopted March 17, 2009.  In the future, we expect product sales allowances as a percentage of gross sales to trend upward due to the impact of potential future price increases on Medicaid discounts and potential increases related to Medicaid, managed care and governmental contracts sales.

	Three months ended
	June 30,
	2009	2008	Change	% Change
Costs and expenses:
Cost of sales	$105,407	$101,318	$4,089	4%
Research and development	102,085	80,409	21,676	27
Selling, general and administrative	223,656	209,900	13,756	7
Acquired in-process research and development	9,368	—	9,368	—
Restructuring charges	1,245	1,565	(320)	(20)
	$441,761	$393,192	$48,569	12%

Cost of Sales—The cost of sales was 19.6% of net sales for the three months ended June 30, 2009 and 20.9% of net sales for the three months ended June 30, 2008.  The $4.1 million increase resulted from an addition to the reserve for excess modafinil purchase commitments of $3.0 million, based on our analysis of estimated future requirements in association with the accelerated launch of NUVIGIL. For the three months ended June 30, 2009 and 2008, we recognized $22.9 million and $26.7 million of amortization expense included in cost of sales, respectively. Amortization expense decreased $2.2 million due to the increase in estimated useful life for AMRIX from 5 to 18 years and by $1.8 million due to the elimination of amortization for VIVITROL, partially offset by increases in amortization for Arana and TREANDA. We recorded accelerated depreciation charges of $4.5 million and $2.1 million in the second quarter of 2009 and 2008, respectively.

Research and Development Expenses—Research and development expenses increased $21.7 million, or 27%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. This increase is primarily attributable to increased clinical activity and medical affairs expenses related to NUVIGIL and FENTORA.  In addition, we recognized R&D charges related to our variable interest entities (“VIE’s”) of $10.0 million and Arana of $2.1 million, for which there was no equivalent amount in the prior year.  For the three months ended June 30, 2009 and 2008, we recognized $6.8 million and $5.1 million of depreciation expense included in research and development expenses, respectively.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $13.8 million, or 7% for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, primarily due to the  sales expenses associated with the launch of NUVIGIL.  We incurred a charge of $6.5 million related to a settlement with Takeda Pharmaceuticals North America, Inc. (“TPNA”) to resolve certain contractual issues.  We also incurred $1.8 million of selling, general and administrative charges related to our VIE’s and $2.0 million related to Arana. This was offset by reduced sales expenses related to PROVIGIL and reduced promotional expense resulting from the termination of contracts with TPNA and Alkermes.  For the three months ended June 30, 2009 and 2008, we recognized $6.4 million and $5.2 million of depreciation expense included in selling, general and administrative expenses, respectively.

Acquired in-process research and development—For the three months ended June 30, 2009, we incurred expense of $9.4 million in connection with Acusphere for the elimination of the $15 million milestone and royalty payments associated with the celecoxib license agreement and patent rights relating to their HDDS technology.

Restructuring charges—For the three months ended June 30, 2009 and 2008, we recorded $1.2 million and $1.6 million, respectively, related to our restructuring plan to consolidate certain manufacturing and research and development activities within our U.S. locations.  These charges primarily consist of severance payments and accruals for employees who have or are expected to be terminated as a result of this restructuring plan.  For additional information, see Note 3 of the Consolidated Financial Statements included in Part I, Item 1 of this Report.

	Three months ended
	June 30,
	2009	As adjusted 2008*	Change	% Change
Other income (expense):
Interest income	$930	$4,912	$(3,982)	(81)%
Interest expense	(20,114)	(20,789)	675	(3)
Other income (expense), net	32,104	(1,543)	33,647	2,181
	$12,920	$(17,420)	$30,340	174%

*As adjusted for FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”

Other Income (Expense)—Other income (expense) increased $30.3 million, or 174%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. The increase was attributable to the following factors:

•                 a $4.0 million decrease in interest income due to lower average interest rates;

•                 a $0.7 million decrease in interest expense.  In May 2009, we issued 2.5% Convertible Senior Subordinated Notes due May 2014 and recognized $1.4 million of interest expense during the second quarter of 2009.  In 2008, we also recognized $3.8 million of interest expense related to the agreement in principle with the U.S. Attorney’s Office;

•                 a $33.6 million increase in other income (expense), net due to the following:

•                 $6.6 million gain on pre-bid Arana holding;

•                 $2.8 million loss on Arana contingent consideration (90% ownership incentive payment);

•                 $10.0 million gain on excess of Arana net assets over consideration;

•                 $13.7 million gains on foreign exchange derivative instruments; and

•                 $6.1 million increase in foreign exchange gains primarily associated with holding Australian dollars in connection with our Arana transaction.

For additional information on our Arana transaction, see Note 2 of the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three months ended
	June 30,
	2009	As adjusted 2008*	Change	% Change
Income tax expense	$46,932	$30,212	$16,720	55%

*As adjusted for FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”

Income Taxes—For the three months ended June 30, 2009, we recognized $46.9 million of income tax expense on income before income taxes of $119.0 million, resulting in an overall effective tax rate of 39.4%, as we have not recognized tax benefit for losses attributable to non-controlling interest of $12.7 million. This compared to income tax expense for the three months ended June 30, 2008 of $30.2 million on income before income taxes of $82.1 million, resulting in an effective tax rate of 36.8 percent.

	Three months ended
	June 30,
	2009	As adjusted 2008	Change	% Change
Net loss attributable to noncontrolling interest	$12,724	$—	$12,724	—%

Noncontrolling Interest- For the three months ended June 30, 2009, we recorded a loss attributable to noncontrolling interest of $12.7 million, related to our investment in Ception, Acusphere and Arana.  For additional information, see Note 2 of the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Six months ended June 30, 2009 compared to six months ended June 30, 2008:

	Six months ended June 30,
	2009			2008			% Increase (Decrease)
	United States	Europe	Total	United States	Europe	Total	United States	Europe	Total
Sales:
PROVIGIL	$485,012	$30,418	$515,430	$417,411	$30,635	$448,046	16%	(1)%	15%
NUVIGIL*	16,786	—	16,786	—	—	—	—	—	—
GABITRIL	25,498	2,531	28,029	25,438	4,332	29,770	—	(42)	(6)
CNS	527,296	32,949	560,245	442,849	34,967	477,816	19	(6)	17

ACTIQ	51,570	24,459	76,029	75,568	26,333	101,901	(32)	(7)	(25)
Generic OTFC	47,502	—	47,502	56,276	—	56,276	(16)	—	(16)
FENTORA	63,907	1,237	65,144	75,307	—	75,307	(15)	—	(13)
AMRIX	57,104	—	57,104	26,887	—	26,887	112	—	112
Pain	220,083	25,696	245,779	234,038	26,333	260,371	(6)	(2)	(6)

TREANDA	106,017	—	106,017	14,381	—	14,381	637	—	637
Other Oncology	9,519	43,200	52,719	9,568	47,642	57,210	(1)	(9)	(8)
Oncology	115,536	43,200	158,736	23,949	47,642	71,591	382	(9)	122

Other	19,535	69,092	88,627	26,644	82,517	109,161	(27)	(16)	(19)
Total Sales	882,450	170,937	1,053,387	727,480	191,459	918,939	21	(11)	15
Other Revenues	14,066	328	14,394	15,906	1,089	16,995	(12)	(70)	(15)
Total Revenues	$896,516	$171,265	$1,067,781	$743,386	$192,548	$935,934	21%	(11)%	14%

* Sales since June 1, 2009 launch date.

Sales—For the six months ended June 30, 2009, sales were impacted by changes in the product sales allowances deducted from gross sales as described further below and by changes in the relative levels of the number of units of inventory held at wholesalers and retailers. Declines in foreign exchange rates versus the U.S. dollar caused a 14% decrease in European sales.  For the six months ended June 30, 2009, total sales increased by 15% over the prior year. The other key factors that contributed to the increase in sales, period to period, are summarized by product as follows:

•                 In CNS, sales of PROVIGIL increased 15 percent. Sales of PROVIGIL in the U.S. increased 16%, due to domestic price increases of approximately 20% from period to period, offset by a 4% decrease in U.S. prescriptions, according to IMS Health.  European sales of PROVIGIL decreased 1% due primarily to the unfavorable effects of exchange rate changes, offset by increases in unit sales.  European sales of GABITRIL decreased 42% due to decreases in unit sales and the unfavorable effects of exchange rate changes.

•                 In Pain, sales decreased 6 percent. Sales of ACTIQ were impacted by an increase in domestic prices of approximately 3% from period to period, offset by a 43% decrease in U.S. prescriptions, according to IMS Health, resulting from the continued erosion of sales due to the introduction of generic competition to ACTIQ. Sales of ACTIQ in Europe decreased by 7%, as impacted by the unfavorable effect of exchange rate changes, which exceeded the moderate increase in unit sales. Sales of generic OTFC decreased 16% due to a 13%

decrease in prescriptions according to IMS Health.  Sales of FENTORA decreased 13% due to a decrease in prescriptions of 19%, offset by a 3% domestic price increase period over period.  The decreases in sales of FENTORA, ACTIQ and generic OTFC were largely offset by a 112% increase in AMRIX sales. AMRIX prescriptions increased 146% and the price of AMRIX increased by 6.5%, period over period. We expect overall sales of our Pain products to increase in 2009, as compared to 2008, based on the growth in sales of AMRIX.

•                 In Oncology, sales increased 122 percent. U.S. sales increased due to sales of TREANDA, which launched in April 2008.  Sales of our European oncology products decreased 9%, due primarily to the unfavorable effect of exchange rate changes, which offset moderate increases in unit sales. Throughout 2009, we expect Oncology sales to increase as compared to 2008 based on the growth in sales of TREANDA.

•                 Other sales, which consist primarily of sales of other products and certain third party products, decreased 19 percent, primarily due to the November 2008 termination of our agreement with Alkermes, Inc., ending our collaboration related to VIVITROL.

Other Revenues—The decrease of 15% from period to period is primarily due to a decrease in revenues from our collaborators including royalties, milestone payments and fees, offset by revenues from Arana.

Analysis of gross sales to net sales—The following table presents the product sales allowances deducted from gross sales to arrive at a net sales figure:

	Six months ended June 30,
	2009	2008	Change	% Change
Gross sales	$1,214,095	$1,037,960	$176,135	17%
Product sales allowances:
Prompt payment discounts	21,519	16,798	4,721	28
Wholesaler discounts	13,142	5,920	7,222	122
Returns	31,720	10,155	21,565	212
Coupons	19,331	11,176	8,155	73
Medicaid discounts	20,592	17,821	2,771	16
Managed care and governmental contracts	54,404	57,151	(2,747)	(5)
	160,708	119,021	41,687	35
Net sales	$1,053,387	$918,939	$134,448	15%
Product sales allowances as a percentage of gross sales	13.2%	11.5%

Prompt payment discounts increased for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 due to the increase in sales, the timing of discounts granted and level of discounts taken; prompt payment discounts are generally granted at 2.0% of sales. Wholesaler discounts increased period over period because no discounts were required for early 2008 as a result of price increases.  Returns increased as a result of increased returns percentages related to ACTIQ and FENTORA sales, compared to prior year, and the recognition of estimated returns due to the launch of NUVIGIL.  Coupons increased as a result of the effect of the NUVIGIL Prescription Savings Program, the NUVIGIL Top Start Program and the NUVIGIL Tab Starter and Web Starter Programs.  The Prescription Savings Program provides co-payment assistance to eligible patients, while the other programs provide an initial supply of NUVIGIL to patients free of charge.  The effect of the NUVIGIL programs in the first half of 2009 was to increase the allowance for coupons by $10.5 million.

Medicaid discounts increased slightly for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 due to price increases, offset by the lower Medicaid utilization of our CNS and Pain products.  Managed care and governmental contracts decreased for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 due to decreases in rebates for certain managed care and governmental programs, particularly with respect to sales of our Pain products. In addition, we recognized a reserve of $8.3 million as of June 30, 2009 for amounts payable to the U.S. Department of Defense (“DoD”) under the new Tricare program effective January 28, 2008.  In the future, we expect product sales allowances as a percentage of gross sales to trend upward due to the impact of potential future price increases on Medicaid discounts and potential increases related to Medicaid, Medicare Part D, managed care and governmental contracts sales.

	Six months ended June 30,
	2009	2008	Change	% Change
Costs and expenses:
Cost of sales	$203,177	$191,234	$11,943	6%
Research and development	205,109	161,844	43,265	27
Selling, general and administrative	424,246	408,888	15,358	4
Restructuring charge	2,882	5,476	(2,594)	(47)
Acquired in-process research and development	40,118	10,000	30,118	301
	$875,532	$777,442	$98,090	13%

Cost of Sales—The cost of sales was 19.3% of net sales for the six months ended June 30, 2009 and 20.8% of net sales for the six months ended June 30, 2008.  Cost of sales increased by 6%, resulting from an addition to the reserve for excess modafinil purchase commitments of $3.0 million, based on our analysis of estimated future requirements in association with the accelerated launch of NUVIGIL and increased costs associated with the launch of NUVIGIL. For the six months ended June 30, 2009 and 2008, we recognized $44.2 million and $52.9 million of amortization expense included in cost of sales, respectively.  Amortization expense decreased by $5.6 million due to the increase in estimated useful life for AMRIX from 5 to 18 years, by $3.7 million due to the elimination of amortization for VIVITROL and by $2.8 million due to the unfavorable effect of exchange rate changes, partially offset by increases in amortization for TREANDA and Arana. We recorded accelerated depreciation charges of $9.0 million and $3.8 million in the first half of 2009 and 2008, respectively.

Research and Development Expenses—Research and development expenses increased $43.3 million, or 27%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. For the six months ended June 30, 2009, we recognized increased clinical activity and medical affairs expenses related to NUVIGIL and FENTORA and recognized R&D charges related to our VIE’s of $19.2 million, for which there was no equivalent amount in the prior year.  For the six months ended June 30, 2009 and 2008, we recognized $13.1 million and $10.1 million, respectively, of depreciation expense included in research and development expenses.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $15.4 million, or 4%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.  Other general and administrative expenses increased for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 due to increased marketing expenses associated with NUVIGIL in the U.S. and AMRIX in Europe and the recognition of charges related to our VIE’s and Arana.  We also incurred a charge of $6.5 million related to a settlement with TPNA to resolve certain contractual issues.  This was partially offset by reduced promotional expenses, resulting from the termination of contracts with TPNA and Alkermes.  For the six months ended June 30, 2009 and 2008, we recognized $12.2 million and $9.7 million, respectively, of depreciation expense included in selling general and administrative expenses.

Acquired in-process research and development—For the six months ended June 30, 2009, we incurred expense of $9.4 million in connection with Acusphere for the elimination of the $15 million milestone and royalty payments associated with the celecoxib license agreement and patent rights relating to their HDDS technology and $30 million in exchange for the exclusive, worldwide license rights to LUPUZOR, acquired from ImmuPharma plc.  We also paid SymBio Pharmaceuticals Limited (“SymBio”) $0.8 million in exchange for the exclusive sublicense to bendamustine hydrochloride in China and Hong Kong.  For the six months ended June 30, 2008, we recorded acquired in-process research and development expense of $10.0 million related to our license of Acusphere HDDS technology for use in oncology therapeutics.

Restructuring charges—For the six months ended June 30, 2009, we recorded $2.9 million related to our restructuring plan to consolidate certain manufacturing and research and development activities within our U.S. locations.  These charges primarily consist of severance payments and accruals for employees who have or are expected to be terminated as a result of this restructuring plan. For additional information, see Note 3 of the Consolidated Financial Statements included in Part I, Item I of this Report.

	Six months ended June 30,
	2009	As adjusted 2008*	Change	% Change
Other income (expense):
Interest income	$1,634	$11,513	$(9,879)	(86)%
Interest expense	(36,718)	(43,067)	6,349	(15)
Other income (expense), net	38,643	3,776	34,867	923
	$3,559	$(27,778)	$31,337	(113)%

*As adjusted for FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”

Other Income (Expense)—Other income (expense) increased $31.3 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. The increase was attributable to the following factors:

•                 a $9.9 million decrease in interest income due to lower investment returns and offset by higher average investment balances;

•                 a $6.3 million decrease in interest expense due to 2008 recognition of $7.5 million of estimated accrued interest related to the agreement with the U.S. Attorney’s Office for which there is no comparative amount in 2009. This charge was partially offset by the 2009 issuance of our 2.5% Senior Subordinated Notes in May 2009, our investments in our VIE’s and interest associated with the Takeda sunset payment;

•                 a $34.9 million increase in other income (expense), net due to the following:

•                 $6.6 million gain on pre-bid Arana holding;

•                 $2.8 million loss on Arana contingent consideration (90% ownership incentive payment);

•                 $10.0 million gain on excess of Arana net assets over consideration;

•                 $19.0 million gains on foreign exchange derivative instruments; and

•                 $0.5 million increase in foreign exchange gains primarily associated with holding Australian dollars in connection with our Arana transaction.

For additional information, see Note 2 of the Consolidated Financial Statements included in Part I, Item I of this Report.

	Six months ended June 30,
	2009	As adjusted 2008*	Change	% Change
Income tax expense	$79,986	$48,381	$31,605	65%

*As adjusted for FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”

Income Taxes— For the six months ended June 30, 2009 we recognized $80.0 million of income tax expense on income before income taxes of $195.8 million, resulting in an overall effective tax rate of 40.9%, as  we have not recognized tax benefits for losses attributable to non-controlling interest of $27.5 million.  This compared to income tax expense for the six months ended June 30, 2008 of $48.4 million on income before income taxes of $130.7 million, resulting in an effective tax rate of 37.0 percent.

	Six months ended
	June 30,
	2009	As adjusted 2008	Change	% Change
Net loss attributable to noncontrolling interest	$27,525	$—	$27,525	—%

Noncontrolling Interest- For the six months ended June 30, 2009, we recorded a loss attributable to noncontrolling interest of $27.5 million, related to our investment in Ception, Acusphere and Arana.  For additional information, see Note 2 of the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands)

	As of
	June 30, 2009	As adjusted December 31, 2008*
Financial assets:
Cash and cash equivalents	$1,281,926	$524,459
Short-term investments	122,701	—
Total cash, cash equivalents and short-term investments	$1,404,627	$524,459

Debt and Redeemable Equity:
Current portion of long-term debt- convertible notes	$1,019,923	$1,019,888
Current portion of long-term debt discount- convertible notes	(228,224)	(248,403)
Current portion of long-term debt- other debt	8,133	10,133
Long-term debt	352,805	3,692
Redeemable equity	228,224	248,403
Total debt and redeemable equity	$1,380,861	$1,033,713

Select measures of liquidity and capital resources:
Working capital surplus	$1,072,166	$156,410
Total cash, cash equivalents and short-term investments as a percentage of total assets	31%	17%

	Six months ended June 30,
	2009	As adjusted 2008*
Change in cash and cash equivalents
Net cash provided by operating activities	$313,508	$120,650
Net cash used for investing activities	(242,346)	(67,119)
Net cash provided by (used for) financing activities	686,646	(201,111)
Effect of exchange rate changes on cash and cash equivalents	(341)	2,282
Net increase (decrease) in cash and cash equivalents	$757,467	$(145,298)

*As adjusted for FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”

Our working capital surplus is calculated as current assets less current liabilities. Our convertible notes contain conversion terms that will impact whether these notes are classified as current or long-term liabilities and consequently affect our working capital position.

Net Cash Provided by Operating Activities

Cash provided by operating activities is primarily driven by income from sales of our products offset by the timing of receipts and payments in the ordinary course of business.

 Included within cash used for operating activities are payments recorded as in-process research and development including a payment of $30.0 million in 2009 in exchange for the exclusive, worldwide license rights to LUPUZOR, acquired from ImmuPharma and a payment of  $10.0 million in 2008 related to our license of Acusphere HDDS technology for use in oncology therapeutics.

The change in receivables period over period is due to a federal tax refund of $67.3 million received in 2009 for previously paid 2008 estimated federal taxes.  This refund was principally due to the tax benefit relating to the termination of our collaboration with Alkermes for the marketing and sale of VIVITROL and the settlement with the U.S. Attorney’s Office.

Net Cash Used for Investing Activities

Cash used in investing activities primarily relates to acquisitions of business, technologies, products and product rights and funds used for capital expenditures in property and equipment.

Net cash used for investing activities was $242.3 million in 2009 as compared to $67.1 million in 2008. The increase in cash used between periods is primarily attributable to:

•                  $211.8 million paid in 2009 in conjunction with our acquisition of Arana, net of cash acquired; and

•                  $75.0 million paid in 2009 as consideration for an option to purchase Ception; offset by

•                  a $52.6 million increase in cash flow due to the initial consolidation of Ception in 2009 as a variable interest entity;

•                  an increase of funds due to proceeds of $26.8 million received in 2009 upon settlement of a foreign exchange contract; and

•                  a decrease in cash used on intangible asset expenditures as 2008 included a payment of a $25.0 million milestone paid upon the initial FDA approval of TREANDA.

Net Cash Provided by (Used for) Financing Activities

Cash provided by financing activities during 2009 primarily relates to proceeds received from the issuance of common stock and convertible debt. On May 27, 2009, Cephalon issued an aggregate of 5,000,000 shares of common stock, par value $0.01 per share, at a stock price of $60.00 per share, resulting in net cash proceeds of $288.0 million. Also on May 27, 2009, we issued through a public offering $500 million aggregate principal amount of 2.5% convertible senior subordinated notes due May 1, 2014 (the “2.5% Notes”).  Concurrent with the offering of the 2.5% Notes in May 2009, we purchased a convertible note hedge from Deutsche Bank AG (“DB”) at a cost of $121.0 million and sold to DB warrants to purchase an aggregate of 7,246,377 shares of our common stock and received net proceeds from the sale of these warrants of $37.6 million.  For more information, see Note 10 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash used for financing activities in 2008 is primarily due to $213.1 million paid upon the conversion or redemption of our 2008 Zero Coupon Convertible Notes in the second quarter of 2008.

Both periods presented also reflect proceeds received from the exercise of stock options which will vary from period to period primarily due to fluctuations in the market value of our stock relative to the exercise price of such options.

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

Commitments and Contingencies

Other Commitments and Contingencies

There has been a material change to the convertible notes line of our Contractual Obligations Table, presented in our Annual Report on Form 10-K for the year ended December 31, 2008.  Our contractual obligations related to convertible notes total $1.5 billion as of June 30, 2009, due to the issuance of our 2.5% Notes.  As of June 30, 2009, our 2.0% Notes are convertible because the closing price of our common stock on that date was higher than the restricted conversion prices of these notes and our Zero Coupon Notes are convertible based on maturity date.  As a result, the associated $1.0 billion in convertible notes have been classified as current liabilities on our consolidated balance sheet as of June 30, 2009 and are therefore considered payable within one year.  The remaining $0.5 billion of convertible notes are due during 2014 and thereafter.  There have been no other material changes to the Contractual Obligations Table.  The table excludes unrecognized tax benefits, which totaled $62.6 million as of January 1, 2009 and $73.0 million as of June 30, 2009.  During the twelve months ending June 30, 2010, we do not expect to make cash tax payments related to unrecognized tax benefits recorded at June 30, 2009.

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

Based on our current level of operations, projected sales of our existing products, proceeds from our May 2009 financings, and estimated sales from our product candidates, if approved, combined with other revenues and interest income, we also believe that we will be able to service our existing debt and meet our capital expenditure and working capital requirements in the near term. We do not expect any material changes in our capital expenditure spending during 2009. However, we cannot be sure that our anticipated revenue growth will be realized or that we will continue to generate significant positive cash flow from operations. We may need to obtain additional funding for future significant strategic transactions, to repay our outstanding indebtedness, particularly if such indebtedness is presented for conversion by holders (see “—Indebtedness” below), or for our future operational needs, and we cannot be certain that funding will be available on terms acceptable to us, or at all.

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

Marketed Products and Product Candidates

Sales growth of our modafinil-based products depends, in part, on the continued effectiveness of the various settlement agreements we entered into in late 2005 and early 2006, as well as our maintenance of protection in the United States and abroad of the modafinil particle-size patent through its expiration beginning in 2014 and our NUVIGIL polymorph patent through its expiration beginning in 2023.  For more information, see Note 11 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.  During 2008, we experienced a 2% decline in prescriptions of PROVIGIL.  Growth of our modafinil-based product sales in the future may depend in part on our ability to build upon our successful launch NUVIGIL.  We have shifted our CNS marketing efforts from PROVIGIL to NUVIGIL.  Currently, we do not believe 2009 CNS net sales will be adversely impacted as compared to 2008 by the decline in PROVIGIL marketing efforts associated with the launch of NUVIGIL.

Our future growth depends in large part on our ability to achieve continued sales growth with AMRIX and TREANDA, which we launched in October 2007 and April 2008, respectively.  Growth of AMRIX sales will depend in part on the strength of the patent covering the product, particularly in light of the ANDAs filed by Barr, Mylan, Impax and Anchen.

Our future growth also depends, in part, on our ability to successfully market FENTORA within its current indication and to secure FDA approval of a broader labeled indication for the product outside of breakthrough cancer pain.  In November 2007, we submitted an sNDA to the FDA seeking approval to market FENTORA for the management of breakthrough pain in opioid tolerant patients with chronic pain conditions.  In May 2008, an FDA Advisory Committee voted not to recommend approval of the FENTORA sNDA.  In September 2008, we received a complete response letter, in which the FDA requested that we implement and demonstrate the effectiveness of proposed enhancements to the current FENTORA risk management program.  In December 2008, we also received supplement request letters from the FDA requesting that we submit a Risk Evaluation and Mitigation Strategy (the “REMS Program”) with respect to FENTORA. We submitted our

REMS Program to the FDA in early April 2009. To address the FDA’s requests in its September 2008 and December 2008 letters, we plan to implement SECURE Access™, a first-of-its-kind initiative designed to minimize the potential risk of overdose from an opioid through appropriate patient selection, as part of our REMS Program.  In July 2009, we exchanged correspondence with the FDA regarding elements of our REMS Programs for FENTORA and ACTIQ.  Subject to the timing and nature of further discussions with the FDA, we expect to receive a response from the FDA by October 2009.  We believe that, by working with the FDA, we can design and implement a REMS Program to meet the FDA’s requests and possibly to provide a potential avenue for approval of the sNDA.  We anticipate initiating the REMS Program upon receipt of approval from the FDA.  With respect to ACTIQ, its sales have been meaningfully eroded by the launch of FENTORA and by generic OTFC products sold since June 2006 by Barr Laboratories, Inc. and by us through our sales agent, Watson Pharmaceuticals, Inc.  We expect this erosion will continue throughout 2009.  We submitted our REMS Program for ACTIQ and generic OTFC in early April 2009.  Subject to the timing and nature of further discussions with the FDA, we expect to receive a response from the FDA by October 2009.

Clinical Studies

Over the past few years, we have incurred significant expenditures related to conducting clinical studies to develop new pharmaceutical products and to explore the utility of our existing products in treating disorders beyond those currently approved in their respective labels. In 2009 and 2010, we expect to continue to incur significant levels of research and development expenditures. We also expect to continue or begin a number of significant clinical programs including: studies of TREANDA as a front-line treatment for NHL and for the treatment of multiple myeloma; a Phase II program evaluating CEP-701 for the treatment of myeloproliferative disorder; clinical studies evaluating LUPUZOR for the treatment of systemic lupus erythematosus; clinical programs at Arana with respect to certain inflammatory disease (including rheumatoid arthritis); and clinical programs with NUVIGIL focused on cancer-related fatigue/tiredness, adjunctive treatment to atypical anti-psychotics in schizophrenia patients, adjunctive treatment for bi-polar depression and excessive sleepiness associated with traumatic brain injury.

Manufacturing, Selling and Marketing Efforts

In 2009, we expect to continue to incur significant expenditures associated with manufacturing, selling and marketing our products. We expect to continue in-process capital expenditure projects at our research and development facilities in France and West Chester, Pennsylvania.  We also expect to continue in 2009 a capital expenditure project related to the transfer of manufacturing activities from our facility in Eden Prairie, Minnesota to our facility in Salt Lake City, Utah; we expect this phased transfer to continue over the next two to three years.  The aggregate amount of our sales and marketing expenses in 2009 is expected to be higher than that incurred in 2008, primarily as a result of higher expenses associated with our promotional efforts related to AMRIX and TREANDA and launch expenses and other promotional efforts associated with NUVIGIL.

Over the past few years, we have been developing a manufacturing process for the active pharmaceutical ingredient in NUVIGIL that is more cost effective than our prior process of separating modafinil into armodafinil.  As a result of our plan to manufacture armodafinil in the future using this new process coupled with the launch of NUVIGIL on June 1, 2009, we assessed the potential impact of these items on certain of our existing agreements to purchase modafinil.  Under these contracts, we have agreed to purchase minimum amounts of modafinil through 2012, with aggregate future purchase commitments totaling $46.2 million as of June 30, 2009.  Based on our current assessment, we have recorded a reserve of $29.0 million for purchase commitments for modafinil raw materials not expected to be utilized.  For additional information, see Note 6 of the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.  We also are initiating a search for a potential acquiror of our manufacturing facility in Mitry-Mory, France where we produce modafinil.  As of June 30, 2009, we had $27.1 million of property and equipment related to the Mitry-Mory facility included on our balance sheet.  The resolution of these assessments could have a negative impact on our results of operations in future periods.

Indebtedness

We have significant indebtedness outstanding, consisting principally of indebtedness on convertible subordinated notes. The following table summarizes the principal terms of our most significant convertible subordinated notes outstanding as of June 30, 2009:

Security	Outstanding	Conversion Price		Redemption Rights and Obligations
	(in millions)

2.5% Convertible Senior Subordinated Notes due May 2014 (the “2.5% Notes”)	$500.0	$69.00	*	Holder may redeem any time prior to the close of business on November 1, 2013, subject to certain conditions.

2.0% Convertible Senior Subordinated Notes due June 2015 (the “2.0% Notes”)	$820.0	$46.70	**	Generally not redeemable by the holder prior to December 2014.

Zero Coupon Convertible Notes due June 2033, first putable June 15, 2010 (the “2010 Zero Coupon Notes”)	$199.5	$56.50	**	Redeemable on June 15, 2010 at either option of holder or us at a redemption price of 100.25% of the principal amount redeemed.

*                 Stated conversion price as per the terms of the notes; subject to adjustment (equivalent to a conversion rate of approximately 14.4928 shares per $1,000 principal amount of Notes.) However, each convertible note contains certain terms restricting a holder’s ability to convert the notes, including that a holder may only convert if the closing sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price per share ($89.70 based on the initial conversion price.) of the notes in effect on that last trading day; (2) during the 10 consecutive trading-day period that follows any five consecutive trading-day period in which the trading price for the notes for each such trading day was less than 98% of the closing sale price of our common stock on such date multiplied by the then current conversion rate; or (3) if we make certain significant distributions to holders of our common stock, we enter into specified corporate transactions or our common stock is not listed on a U.S. national securities exchange.

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

As of June 30, 2009, our stock price was $56.65, and therefore only the 2.0% Notes were convertible as of June 30, 2009.  Under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. As of the filing date of this Quarterly Report on Form 10-Q, we do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, other than the restrictive covenants contained in our credit agreement, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time. If we do not have sufficient funds available to repay any principal balance of notes presented for conversion, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

As of June 30, 2009, our 2.0% Notes and our 2010 Zero Coupon Notes have been classified as current liabilities on our consolidated balance sheet.  We believe that the share price of our common stock would have to significantly increase over the market price as of the filing date of this report before the fair value of the convertible notes would be less than the value of the common stock shares underlying the notes and, as such, we believe it is highly unlikely that holders of the 2.0% Notes or the 2010 Zero Coupon Notes will present significant amounts of such notes for conversion under the current terms. In the unlikely event that a significant conversion did occur, we believe that we have the ability to raise sufficient cash to repay the principal amounts due through a combination of utilizing our existing cash on hand, accessing our credit facility, raising money in the capital markets or selling our note hedge instruments for cash.

The annual interest payments on our 2.0% Notes as of June 30, 2009 are $16.4 million, payable semi-annually on June 1 and December 1. The annual interest payments on our 2.5% Notes as of June 30, 2009 are $12.5 million, payable semi-annually on May 1 and November 1. In the future, we may agree to exchanges of the notes for shares of our common stock or debt, or may determine to use a portion of our existing cash on hand to purchase or retire all or a portion of the outstanding convertible notes.

Our 2.0% Notes, 2.5% Notes and 2010 Zero Coupon Notes each are included in the dilutive earnings per share calculation using the treasury stock method. Under the treasury stock method, we must calculate the number of shares issuable under the terms of these notes based on the average market price of our common stock during the period, and include that number in the total diluted shares figure for the period. At the time we sold our 2.0% Notes, 2.5% and 2010 Zero Coupon Notes we entered into convertible note hedge and warrant agreements that together are intended to have the economic effect of reducing the net number of shares that will be issued upon conversion of the notes by increasing the effective conversion price for these notes, from our perspective, to $67.92, $100.00 and $72.08, respectively. However, from an accounting principles generally accepted in the United States of America (“U.S. GAAP”) perspective, Statement of Financial Accounting Standards (“FAS”) No. 128, “Earnings Per Share” (“FAS 128”) considers only the impact of the convertible notes and the warrant agreements; since the impact of the convertible note hedge agreements is always anti-dilutive, FAS 128 requires that we exclude from the calculation of fully diluted shares the number of shares of our common stock that we would receive from the counterparties to these agreements upon settlement.

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

Share Price	Convertible Notes Shares	Warrant Shares	Total Treasury Stock Method Incremental Shares(1)	Shares Due to Cephalon under Note Hedge	Incremental Shares Issued by Cephalon upon Conversion(2)
$55.00	2,650	—	2,650	(2,650)	—
$65.00	5,406	—	5,406	(5,406)	—
$75.00	8,077	1,796	9,873	(8,077)	1,796
$85.00	10,460	4,065	14,525	(10,460)	4,065
$95.00	12,341	5,857	18,198	(12,341)	5,857
$105.00	13,864	7,653	21,517	(13,864)	7,653

(1)          Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. GAAP.

(2)          Represents the number of incremental shares to be issued by us upon conversion of the convertible notes, assuming concurrent settlement of the convertible note hedges and warrants.

On May 18, 2009, in association with our equity offering, we exchanged 2.1 million warrants associated with our 2.0% Notes for 776,361 shares of common stock.

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

Acquisition Strategy

As part of our business strategy, we plan to consider and, as appropriate, make acquisitions of other businesses, products, product rights or technologies. Our cash reserves and other liquid assets may be inadequate to consummate such acquisitions and it may be necessary for us to issue stock or raise substantial additional funds to complete future transactions. In addition, as a result of our acquisition efforts, we are likely to experience significant charges to earnings for merger and related expenses (whether or not our efforts are successful) that may include transaction costs, closure costs or acquired in-process research and development charges.  In the third quarter 2009, we expect to utilize approximately $16.0 million for the compulsory acquisition of the remaining 6.9% of Arana’s shares.

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

The following table summarizes activity in each of the above categories for the six months ended June 30, 2009:

(In thousands)	Prompt Payment Discounts	Wholesaler Discounts	Returns*	Coupons	Medicaid Discounts	Managed Care & Governmental Contracts	Total
Balance at January 1, 2009	$(4,437)	$(7,988)	$(36,423)	$(6,098)	$(22,030)	$(48,641)	$(125,617)

Provision:
Current period	(21,519)	(13,268)	(15,132)	(22,916)	(28,506)	(62,700)	(164,041)
Prior periods	—	126	(16,588)	3,585	7,914	8,296	3,333
Total	(21,519)	(13,142)	(31,720)	(19,331)	(20,592)	(54,404)	(160,708)

Actual:
Current period	17,159	4,167	—	5,284	7,932	29,026	63,568
Prior periods	4,437	7,862	17,141	2,412	13,384	24,645	69,881
Total	21,596	12,029	17,141	7,696	21,316	53,671	133,449
Balance at June 30, 2009	$(4,360)	$(9,101)	$(51,002)	$(17,733)	$(21,306)	$(49,374)	$(152,876)

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign currency exchange risk related to our operations in European and Australian subsidiaries that have transactions, assets, and liabilities denominated in foreign currencies that are translated into U.S. dollars for consolidated financial reporting purposes. For the six months ended June 30, 2009 an average 10% weakening of the U.S. dollar relative to the currencies in which our non-U.S. subsidiaries operate would have resulted in an increase of $17.3 million in reported total revenues and a corresponding increase in reported expenses. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not assume any changes in the level of operations of our European subsidiaries.

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

A significant portion of our revenue is derived from our three largest products, and our future success will depend on the continued acceptance of PROVIGIL and FENTORA and the growth of NUVIGIL, AMRIX and TREANDA.

For the six months ended June 30, 2009, approximately 49%, 12% and 10% of our total consolidated net sales were derived from sales of PROVIGIL, ACTIQ (including our generic OTFC product) and TREANDA, respectively. With respect to PROVIGIL, we cannot be certain that it will continue to be accepted in its market. With respect to our newly launched product, NUVIGIL, we cannot be sure that our sales and marketing efforts will be successful or that it will be accepted in the market.  We have shifted our CNS marketing efforts from PROVIGIL to NUVIGIL.  While currently we do not believe 2009 CNS net sales will be adversely impacted as compared to 2008, it is possible that CNS net sales could decrease in the future as a result of the decline in PROVIGIL marketing efforts associated with the launch of NUVIGIL. With respect to the launch of NUVIGIL, NUVIGIL is currently selling at a price below that of PROVIGIL.  As a result, it is possible that CNS net sales could decline if patients switch from PROVIGIL to NUVIGIL and we are unable to achieve sufficient prescription growth for PROVIGIL and NUVIGIL in the aggregate.  With respect to TREANDA, we cannot be certain that it will continue to be accepted in its market or that we will be able to achieve projected levels of sales growth.

With respect to ACTIQ, in September 2006, Barr entered the market with generic OTFC.  Since that time, we have experienced meaningful erosion of branded ACTIQ sales in the United States and we expect this erosion will continue throughout 2009. In addition, sales of our own generic OTFC product could be significantly impacted by the entrance into the market of additional generic OTFC products, which could occur at any time.  The FDA has notified us that we must implement a Risk Evaluation and Mitigation Strategy (a “REMS Program”) for ACTIQ and generic OTFC.  We submitted our REMS Program to the FDA in early April 2009.  Subject to the nature and timing of further discussions with the FDA, we expect to receive a response from the FDA by October 2009.  It is possible that prescriptions of these products could be adversely impacted by the REMS Program.

To counter the impact from existing and potential generic competition for ACTIQ, we need FENTORA, our next-generation pain product launched in October 2006, to continue to be accepted in the market.  In September 2007, we issued a letter to healthcare professionals to clarify the appropriate patient selection, dosage and administration for FENTORA, following reports of serious adverse events in connection with the use of the product.  Upon receipt of approval, we also expect to initiate a REMS Program for FENTORA to mitigate serious risks associated with the use of FENTORA.  We submitted our REMS Program to the FDA in early April 2009.  Subject to the timing and nature of further discussions with the FDA, we expect to receive a response from the FDA by October 2009.  It is possible that this program could have a negative impact on FENTORA prescription growth.

For consolidated net sales to grow over the next several years, we will need our three newest products, NUVIGIL, AMRIX and TREANDA, to achieve projected levels of growth.  Specifically, the following factors, among others, could affect the level of market acceptance of these products, as well as PROVIGIL, FENTORA, and ACTIQ:

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

In May 2008, an FDA Advisory Committee voted not to recommend approval of the FENTORA sNDA.  In September 2008, we received a complete response letter, in which the FDA requested that we implement and demonstrate the effectiveness of proposed enhancements to the current FENTORA risk management program.  In December 2008, we also received supplement request letters from the FDA requesting that we submit a Risk Evaluation and Mitigation Strategy (the “REMS Program”) with respect to FENTORA. We submitted our REMS Program to the FDA in early April 2009. To address the FDA’s requests in its September 2008 and December 2008 letters, we plan to implement SECURE Access™, a first-of-its-kind initiative designed to minimize the potential risk of overdose from an opioid through appropriate patient selection, as part of our REMS Program.  In July 2009, we exchanged correspondence with the FDA regarding elements of our REMS Program for FENTORA. Subject to the timing and nature of further discussions with the FDA, we expect to receive a response from the FDA by October 2009.  We believe that, by working with the FDA, we can design and implement a REMS Program to meet the FDA’s requests and possibly to provide a potential avenue for approval of the sNDA.  While we plan to initiate the REMS Program upon receipt of approval from the FDA, we may be unsuccessful, ultimately, in designing and implementing a REMS Program acceptable to the FDA.

In March 2009, we announced positive results from a Phase 2 clinical trial of NUVIGIL as adjunctive therapy for treating major depressive disorder in adults with bipolar I disorder and our plan to advance to Phase 3 trials for this indication. In April 2009, we announced positive results from a Phase 3 clinical trial of NUVIGIL as a treatment for excessive sleepiness associated with jet lag disorder and filed on sNDA for this indication with the FDA in June 2009.  In May 2009, we announced positive results from a Phase 4 study of NUVIGIL in obstructive sleep apnea and comorbid major depressive disorder requiring ongoing antidepressant therapy.

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

We filed each of the settlements with both the U.S. Federal Trade Commission (the “FTC”) and the Antitrust Division of the U.S. Department of Justice (the “DOJ”) as required by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”).  The FTC conducted an investigation of each of the PROVIGIL settlements and, in February 2008, filed suit against us in the U.S. District Court for the District of Columbia challenging the validity of the settlements and related agreements entered into by us with each of Teva, Mylan, Ranbaxy and Barr.  We filed a motion to transfer the case to the U.S. District Court for the Eastern District of Pennsylvania (the “EDPA”), which was granted in April 2008.  The complaint alleges a violation of Section 5(a) of the Federal Trade Commission Act and seeks to permanently enjoin us from maintaining or enforcing these agreements and from engaging in similar conduct in the future.  We believe the FTC complaint is without merit and we have filed a motion to dismiss the case.

Numerous private antitrust complaints have been filed in the EDPA, each naming Cephalon, Barr, Mylan, Teva and Ranbaxy as co-defendants and claiming, among other things, that the PROVIGIL settlements violate the antitrust laws of the United States and, in some cases, certain state laws.  These actions have been consolidated into a complaint on behalf of a class of direct purchasers of PROVIGIL and a separate complaint on behalf of a class of consumers and other indirect purchasers of PROVIGIL. A separate complaint was filed by an indirect purchaser of PROVIGIL in September 2007. The plaintiffs in all of these actions are seeking monetary damages and/or equitable relief. We moved to dismiss the class action complaints in November 2006.

Separately, in June 2006, Apotex, Inc., a subsequent ANDA filer seeking FDA approval of a generic form of modafinil, filed suit against us, also in the EDPA, alleging similar violations of antitrust laws and state law. Apotex asserts that the PROVIGIL settlement agreements improperly prevent it from obtaining FDA approval of its ANDA, and seeks monetary and equitable remedies. Apotex also seeks a declaratory judgment that the ‘516 Patent is invalid, unenforceable and/or not infringed by its proposed generic. In late 2006, we filed a motion to dismiss the Apotex case, which is pending.  In June 2009, due to changes in the law, we withdrew those portions of our motion to dismiss with respect to certain of the patent claims in Apotex’s complaints, but not with respect to the antitrust and patent misuse claims.  In late May 2009, Apotex also filed a declaratory judgment complaint in the EDPA that our U.S. Patent No. 7,297,346 (the “ ‘346 Patent”) is invalid, unenforceable and/or not infringed by its proposed generic. The ‘346 Patent covers pharmaceutical compositions of modafinil and expires in May 2024. This complaint was consolidated with Apotex’s existing actions against us, and we filed a motion to dismiss this complaint in July 2009.  Separately, in April 2008, the Federal Court of Canada dismissed our application to prevent regulatory approval of Apotex’s generic modafinil tablets in Canada. We have learned that Apotex has launched its generic modafinil tablets in Canada, and in April 2009 we filed a patent infringement lawsuit against Apotex in Canada. We believe that the private antitrust complaints described in the preceding paragraph and the Apotex antitrust and declaratory judgment complaints are without merit.

On July 28, 2009, a status conference was conducted by Judge Goldberg of the EDPA, who had recently been assigned to the FTC, private antitrust, and Apotex matters, and on July 30, 2009, Judge Goldberg issued an order which, among other things, denied all pending motions to dismiss without prejudice; permitted counsel for the putative direct purchaser class and indirect purchaser class, respectively, to file consolidated amended complaints; and permitted us to file updated motions to dismiss each of the complaints against us (brought by the private antitrust class plaintiffs, Apotex, and the FTC) on or before August 29, 2009.

In November 2005 and March 2006, we received notice that Caraco Pharmaceutical Laboratories, Ltd. (“Caraco”) and Apotex, respectively, also filed Paragraph IV ANDAs with the FDA in which each firm is seeking to market a generic form of PROVIGIL. We have not filed a patent infringement lawsuit in the United States against either Caraco or Apotex, although Apotex has filed suit against us, as described above.  In early August 2008, we received notice that Hikma Pharmaceuticals plc (“Hikma Pharmaceuticals”) filed a Paragraph IV ANDA with the FDA in which it is seeking to market a generic form of PROVIGIL. We have not filed a patent infringement lawsuit against Hikma Pharmaceuticals.

While we intend to vigorously defend ourselves, our intellectual property and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

DURASOLV

In the third quarter of 2007, the U.S. Patent and Trademark Office (“PTO”) notified us that, in response to re-examination petitions filed by a third party, the Examiner rejected the claims in the two U.S. patents for our DURASOLV ODT technology.  We disagree with the Examiner’s position, and we filed notices of appeal of the PTO’s decisions in the fourth quarter of 2007 regarding one patent and in the second quarter of 2008 regarding the second patent.  The appeals are pending.  These efforts will be both expensive and time consuming and, ultimately, due to the nature of patent appeals, there can be no assurance that these efforts will be successful.  The invalidity of the DURASOLV patents could have a material adverse impact on revenues from our drug delivery business.

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

In late May 2009, Cephalon and Eurand received a Paragraph IV certification letter relating to an ANDA submitted to the FDA by Anchen Pharmaceuticals, Inc. (“Anchen”) requesting approval to market and sell a generic version of the 15 mg and 30 mg strengths of AMRIX.  Anchen alleges that the Eurand Patent is invalid, unenforceable and/or will not be infringed by its manufacture, use or sale of the product described in its ANDA.  In July 2009, Cephalon and Eurand filed a lawsuit in U.S. District Court in Delaware against Anchen for infringement of the Eurand Patent.

Under the provisions of the Hatch-Waxman Act, the filing of the Mylan, Barr, Impax and Anchen lawsuits stays any FDA approval of each ANDA until the earlier of a district court judgment in favor of the ANDA holder or 30 months from the date of our receipt of the respective Paragraph IV certification letter.

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

In late 2007, we were served with a series of putative class action complaints filed on behalf of entities that claim to have purchased ACTIQ for uses outside of the product’s approved label in non-cancer patients.  The complaints allege violations of various state consumer protection laws, as well as the violation of the common law of unjust enrichment, and seek an unspecified amount of money in actual, punitive and/or treble damages, with interest, and/or disgorgement of profits.  In May 2007, the plaintiffs filed a consolidated and amended complaint that also allege violations of RICO and conspiracy to violate RICO.  In February 2009, we were served with an additional putative class action complaint filed on behalf of two health and welfare trust funds that claim to have purchased GABITRIL and PROVIGIL for uses outside the products approved labels.  The complaint alleges violations of RICO and the common law of unjust enrichment and seeks an unspecified amount of money in actual, punitive and/or treble damages, with interest.  In May 2009, we were served with a putative class action complaint filed in New Jersey state court.  The complaint alleges violations of the New Jersey consumer protection act and the common law of fraud and fraudulent omission and seeks an unspecified amount of money in actual, punitive and/or treble damages, with interest.  The complaint seeks to establish a class of any government entities that reimbursed for GABITRIL, ACTIQ, PROVIGIL and FENTORA for uses outside the products’ approved labels.  In July 2009, we removed the complaint to the U.S. District Court for the District of New Jersey and , on August 3, 2009, filed a motion to dismiss the complaint. We believe the allegations in the complaints are without merit, and we intend to vigorously defend ourselves in these matters and in any similar actions that may be filed in the future.  These efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

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

During research and development, the use of pharmaceutical products, such as ours, is limited principally to clinical trial patients under controlled conditions and under the care of expert physicians. The widespread commercial use of our products could identify undesirable or unintended side effects that have not been evident in our clinical trials or the commercial use as of the filing date of this report. For example, in September 2007, we issued a letter to healthcare professionals to clarify the appropriate patient selection, design and administration for FENTORA, following reports of serious adverse events in connection with the use of the product.  Likewise, in February 2005, working with the FDA, we updated our prescribing information for GABITRIL to include a bolded warning describing the risk of new onset seizures in patients without epilepsy. As described above, we are also in process of developing REMS Programs for certain of our products to mitigate serious risks associated with the use of certain of our products.  In addition, in patients who take multiple medications, drug interactions could occur that can be difficult to predict. Additionally, incidents of product misuse, product diversion or theft may occur, particularly with respect to products such as FENTORA, EFFENTORA, ACTIQ, generic OTFC, NUVIGIL and PROVIGIL, which contain controlled substances.

In April 2009, we received approval from the FDA for our sNDA to update the prescribing information for TREANDA.  We finalized and implemented the updated prescribing information for TREANDA in May 2009.   We identified two postmarketing cases of Stevens Johnson Syndrome (“SJS”)/toxic epidermal necrolysis (“TEN”) in patients treated concomitantly with TREANDA and allopurinol; one of these cases was fatal. Allopurinol is known to cause SJS/TEN. In the non-fatal case, the patient also received other drugs that can cause SJS.  TREANDA’s prescribing information has been updated to include these serious skin reactions.  These updates communicate safety warnings when TREANDA is used in combination with allopurinol.  Although the relationship between TREANDA and SJS/TEN cannot be determined, there may be an increased risk of severe skin toxicity when TREANDA and allopurinol are administered concomitantly.  This update is similar to the labeling that currently exists with certain other agents used to treat indolent non-Hodgkin’s lymphoma and/or chronic lymphocytic leukemia, such as RITUXAN® (rituximab), REVLIMID® (lenalidomide) and cyclophosphamide, all of which also reference SJS/TEN in their current respective prescribing information.

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

All of our convertible notes outstanding contain restricted conversion prices.  As of June 30, 2009, our 2.0% Notes are convertible because the closing price of our common stock on that date was higher than the restricted conversion prices of these notes and our 2010 Zero Coupon Notes are convertible based on maturity date.  As a result, our 2.0% Notes and our 2010 Zero Coupon Notes have been classified as current liabilities on our consolidated balance sheet as of June 30, 2009.  Under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. As of the filing date of this report, we do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, other than the restrictive covenants contained in our credit agreement, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time. If we do not have sufficient funds available to repay the principal balance of notes presented for conversion, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

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

In the United States, there have been, and we expect there will continue to be, various proposals to implement similar controls. For example, President Obama has made healthcare reform a top priority for his administration. The commercial success of our products could be limited if federal or state governments adopt any such proposals. In addition, in the United States and elsewhere, sales of pharmaceutical products depend in part on the availability of reimbursement to the consumer from third party payers, such as government and private insurance plans. These third party payers are increasingly utilizing their significant purchasing power to challenge the prices charged for pharmaceutical products and seek to limit reimbursement levels offered to consumers for such products. Moreover, many governments and private insurance plans have instituted reimbursement schemes that favor the substitution of generic pharmaceuticals for more expensive brand-name pharmaceuticals. In the United States in particular, generic substitution statutes have been enacted in virtually all states and permit or require the dispensing pharmacist to substitute a less expensive generic drug instead of an original branded drug. These third party payers are focusing their cost control efforts on our products, especially with respect to prices of and reimbursement levels for products prescribed outside their labeled indications. In these cases, their efforts may negatively impact our product sales and profitability.

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

In order to sustain our business, we focus substantial resources on the search for new pharmaceutical products. These activities include engaging in discovery research and process development, conducting preclinical and clinical studies and the development of new indications for our existing products and seeking regulatory approval in the United States and abroad. In all of these areas, we have relatively limited resources and compete against larger, multinational pharmaceutical companies. Moreover, even if we undertake these activities in an effective and efficient manner, regulatory approval for the sale of new pharmaceutical products remains highly uncertain because the majority of compounds discovered do not enter clinical studies and the majority of therapeutic candidates fail to show the human safety and efficacy necessary for regulatory approval and successful commercialization.

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

The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future. For example, from January 1, 2008 through August 1, 2009 our common stock traded at a high price of $81.35 and a low price of $52.55. Negative announcements, including, among others:

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

Historically, a portion of our revenues and expenses has been earned and incurred, respectively, in currencies other than the U.S. dollar. For the six months ended June 30,  2009, 16.0% of our revenues were denominated in currencies other than the U.S. dollar. We translate revenues earned and expenses incurred into U.S. dollars at the average exchange rate applicable during the relevant period. A weakening of the U.S. dollar would, therefore, increase both our revenues and expenses. Fluctuations in the rate of exchange between the U.S. dollar and the euro and other currencies may affect period-to-period comparisons of our operating results. Historically, we have not hedged our exposure to these fluctuations in exchange rates.

Our customer base is highly concentrated.

Our principal customers are wholesale drug distributors. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. Three large wholesale distributors, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, control a significant share of this network. These three wholesaler customers, in the aggregate, accounted for 75% of our total consolidated gross sales for the six months ended June 30, 2009. Fluctuations in the buying patterns of these customers, which may result from seasonality, wholesaler buying decisions or other factors outside of our control, could significantly affect the level of our net sales on a period to period basis. Because of this, the amounts purchased by these customers during any quarterly or annual period may not correlate to the level of underlying demand evidenced by the number of prescriptions written for such products, as reported by IMS Health Incorporated.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were considered at the annual meeting of stockholders of Cephalon held in Frazer, Pennsylvania on May 12, 2009:

I.              For the election of the following persons as directors:

	NUMBER OF VOTES
	FOR	WITHHELD
Frank Baldino, Jr., Ph.D.	57,485,237	1,778,524
William P. Egan	58,014,624	1,249,139
Martyn D. Greenacre	55,222,517	4,041,246
Vaughn M. Kailian	56,354,184	2,909,579
Kevin E. Moley	58,902,279	361,484
Charles A. Sanders, M.D.	55,948,316	3,315,447
Gail R. Wilensky, Ph.D.	58,099,029	1,164,734
Dennis L. Winger	58,919,530	344,233

II.            To approve the amendment to the Company’s 2004 Equity Compensation Plan, increasing the number of shares authorized for issuance:

NUMBER OF VOTES
FOR	AGAINST	ABSTAIN	BROKER NON- VOTES
43,018,345	12,264,754	22,691	3,957,973

III.           To ratify the appointment of PricewaterhouseCoopers LLP as independent registered public accountants for the year ending December 31, 2009:

NUMBER OF VOTES
FOR	AGAINST	ABSTAIN	BROKER NON- VOTES
58,382,083	857,433	24,247	—

ITEM 5.  OTHER INFORMATION

Computation of Ratios of Earnings to Fixed Charges

	Year Ended					Six months
	December 31,					ended
	As adjusted 2004*	As adjusted 2005*	As adjusted 2006*	As adjusted 2007*	As adjusted 2008*	June 30, 2009
Determination of earnings:
Income (loss) before income taxes	$(33,808)	$(264,506)	$192,166	$(123,276)	$134,070	$195,808
Add:
Amortization of interest capitalized in current or prior periods	—	—	52	98	250	133
Fixed charges	29,918	81,007	97,054	79,993	84,762	41,197
Total earnings	$(3,890)	$(183,499)	$289,272	$(43,185)	$219,082	$237,138

Fixed charges:
Interest expense and amortization of debt discount and premium on all indebtedness	26,481	75,257	87,805	70,866	75,233	36,718
Appropriate portion of rentals	3,437	5,750	9,249	9,127	9,529	4,479
Fixed charges	29,918	81,007	97,054	79,993	84,762	41,197

Capitalized interest	—	1,044	1,766	768	77	—

Total fixed charges	$29,918	$82,051	$98,820	$80,761	$84,839	$41,197

Ratio of earnings to fixed charges(1)	—	—	2.93	—	2.58	5.76

Deficiency of earnings to fixed charges	33,808	265,550	—	123,946	—	—

*As adjusted for FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”

(1)             For the years ended December 31, 2004, 2005 and 2007, no ratios are provided because earnings were insufficient to cover fixed charges.

ITEM 6.  EXHIBITS

Exhibit No.	Description
4.1	Indenture, dated May 27, 2009, between Cephalon, Inc. and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 28, 2009.
4.2	Form of 2.5% Convertible Senior Subordinated Notes due May 1, 2014, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 28, 2009.
10.1†	Amendment 2009 - 1 to the 2004 Equity Compensation Plan, as amended and restated, effective as of May 13, 2009, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2009.
10.2†

Cephalon, Inc. 2004 Equity Compensation Plan - Form of Notice of Grant of Non-Qualified Stock Option and Form of Grant Agreement for electronic acceptance under the Company’s 2004 Equity Compensation Plan, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 15, 2009.

10.3†

Cephalon, Inc. 2004 Equity Compensation Plan - Form of Notice of Grant of Restricted Stock Award and Form of Grant Agreement for electronic acceptance under the Company’s 2004 Equity Compensation Plan, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 15, 2009.

10.4

Third Amendment, dated as of May 21, 2009, to the Credit Agreement dated as of August 15, 2008 among Cephalon, Inc., the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, Deutsche Bank Securities Inc. and Bank of America N.A., as co-syndication agents, Wachovia Bank, N.A. and Barclays Bank plc, as co-documentation agents, and J.P. Morgan Securities Inc., Deutsche Bank Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 27, 2009.

10.5

Amended and Restated Convertible Notes Hedge Confirmation, dated as of May 22, 2009, between Cephalon, Inc. and Deutsche Bank AG, London Branch, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 28, 2009.

10.6

Amended and Restated Warrant Confirmation, dated as of May 22, 2009, between Cephalon, Inc. and Deutsche Bank AG, London Branch, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 28, 2009.

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

CEPHALON, INC.
(Registrant)

August 5, 2009	By	/s/ FRANK BALDINO, JR.
Frank Baldino, Jr., Ph.D.
Chairman and Chief Executive Officer
(Principal executive officer)

	By	/s/ J. KEVIN BUCHI
J. Kevin Buchi
Executive Vice President and Chief Financial Officer
(Principal financial and accounting officer)