Form 10-Q
period 2009-09-30
CEPHALON INC
filed 2009-10-28
CIK 873364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 23, 2009
Common Stock, par value $.01	74,658,665 Shares

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

•                  regulatory, legal or other setbacks or delays with respect to the settlement agreements with the USAO, the DOJ, the OIG and other federal entities, the state settlement agreements and corporate integrity agreement related thereto, the settlement agreements with the Offices of the Attorneys General of Connecticut and Massachusetts, our settlements of the PROVIGIL patent litigation and the ongoing litigation related to such settlements, the FENTORA patent infringement lawsuits we have filed against Watson and Barr and the AMRIX patent infringement lawsuits we have filed against Barr, Mylan, Impax and Anchen, and Teva Pharmaceuticals USA, Inc.’s Paragraph IV notice with respect to NUVIGIL;

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

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	As adjusted 2008*	2009	As adjusted 2008*
REVENUES:
Net sales	$535,223	$489,664	$1,588,610	$1,408,603
Other revenues	14,189	8,818	28,583	25,813
	549,412	498,482	1,617,193	1,434,416

COSTS AND EXPENSES:
Cost of sales	90,456	121,477	293,633	312,711
Research and development	99,157	88,325	304,266	250,169
Selling, general and administrative	194,068	222,948	618,314	631,832
Settlement reserve	—	7,450	—	7,450
Restructuring charges	1,062	1,497	3,944	6,973
Acquired in-process research and development	6,000	—	46,118	10,000
	390,743	441,697	1,266,275	1,219,135

INCOME FROM OPERATIONS	158,669	56,785	350,918	215,281

OTHER INCOME (EXPENSE):
Interest income	1,821	4,002	3,455	15,515
Interest expense	(26,495)	(19,013)	(63,213)	(62,080)
Other income (expense), net	3,775	(2,284)	42,418	1,488

	(20,899)	(17,295)	(17,340)	(45,077)

INCOME BEFORE INCOME TAXES	137,770	39,490	333,578	170,204

INCOME TAX EXPENSE (BENEFIT)	42,673	(66,108)	122,659	(17,727)

NET INCOME	95,097	105,598	210,919	187,931

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	7,625	—	35,150	—

NET INCOME ATTRIBUTABLE TO CEPHALON, INC.	$102,722	$105,598	$246,069	$187,931

BASIC INCOME PER COMMON SHARE ATTRIBUTABLE TO CEPHALON, INC.	$1.38	$1.55	$3.44	$2.77

DILUTED INCOME PER COMMON SHARE ATTRIBUTABLE TO CEPHALON, INC.	$1.31	$1.34	$3.17	$2.49

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	74,647	68,118	71,541	67,855

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING— ASSUMING DILUTION	78,431	78,920	77,552	75,580

*As adjusted in accordance with the transition provisions of accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) and accounting for noncontrolling interests in consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2009	December 31, As adjusted 2008*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,453,814	$524,459
Short term investments	131,403	—
Receivables, net	329,330	409,580
Inventory, net	240,349	117,297
Deferred tax assets, net	255,136	224,066
Other current assets	67,104	54,120
Total current assets	2,477,136	1,329,522

INVESTMENTS	17,333	8,081
PROPERTY AND EQUIPMENT, net	459,381	467,449
GOODWILL	570,417	445,332
INTANGIBLE ASSETS, net	1,080,791	607,332
DEFERRED TAX ASSETS, net	1,224	46,074
DEBT ISSUANCE COSTS	20,112	11,838
OTHER ASSETS	32,313	167,314
	$4,658,707	$3,082,942

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt, net	$810,081	$781,618
Accounts payable	94,982	87,079
Accrued expenses	408,752	304,415
Total current liabilities	1,313,815	1,173,112

LONG-TERM DEBT	357,555	3,692
DEFERRED TAX LIABILITIES, net	197,333	77,932
OTHER LIABILITIES	144,877	163,123
Total liabilities	2,013,580	1,417,859

COMMITMENTS AND CONTINGENCIES	—	—

REDEEMABLE EQUITY	217,861	248,403

EQUITY:
Cephalon stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 2,500,000 shares issued, and none outstanding	—	—
Common stock, $0.01 par value, 400,000,000 and 200,000,000 shares authorized, 77,623,741 and 71,707,041 shares issued, and 74,652,965 and 68,736,642 shares outstanding	776	717
Additional paid-in capital	2,505,552	2,095,324
Treasury stock, at cost, 2,970,776 and 2,970,399 shares	(201,734)	(201,705)
Accumulated deficit	(275,217)	(521,286)
Accumulated other comprehensive income	114,146	43,630
Total Cephalon stockholders’ equity	2,143,523	1,416,680
Noncontrolling interest	283,743	—
Total equity	2,427,266	1,416,680
	$4,658,707	$3,082,942

*As adjusted in accordance with the transition provisions of accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) and accounting for noncontrolling interests in consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share data)

(Unaudited)

			Cephalon Stockholders’ Equity
		Comprehensive	Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Noncontrolling
	Total	Income (Loss)	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Interest
BALANCE, JANUARY 1, 2009	$1,502,926		71,707,041	$717	$2,071,607	2,970,399	$(201,705)	$(411,323)	$43,630	$—
Impact of adopting the transition provision of accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement)	(86,246)		—	—	23,717	—	—	(109,963)	—	—
BALANCE, JANUARY 1, 2009, as adjusted*	1,416,680		71,707,041	717	2,095,324	2,970,399	(201,705)	(521,286)	43,630	—
Net income	210,919	$210,919						246,069		(35,150)
Foreign currency translation gains		71,184
Net prior service costs on retirement-related plans		(43)
Unrealized investment gains		(625)
Other comprehensive income	70,516	70,516							70,516
Comprehensive income		$281,435
Issuance of common stock upon conversion of convertible notes	—		54	—	—
Stock options exercised	6,701		139,035	1	6,700
Tax benefit from equity compensation	1,221		—	—	1,221
Stock-based compensation expense	36,710		1,250	—	36,710
Treasury stock acquired	(29)					377	(29)
Amortization of debt discount	30,542				30,542
Ception noncontrolling interest upon consolidation	306,500									306,500
Arana noncontrolling interest upon consolidation	104,730				—					104,730
Acquisition of Arana noncontrolling interest shares	(111,052)				(7,353)					(103,699)
Issuance of common stock in exchange for stock warrants	—		776,361	8	(8)
Issuance of common stock	288,000		5,000,000	50	287,950
Issuance of convertible notes	147,650				147,650
Sale of warrants	37,640				37,640
Purchase of convertible note hedge	(121,040)				(121,040)
Tax benefit from purchase of convertible note hedge	(9,784)				(9,784)
Deconsolidation of Acusphere	10,634									10,634
Other	728									728
BALANCE, SEPTEMBER 30, 2009	$2,427,266		77,623,741	$776	$2,505,552	2,970,776	$(201,734)	$(275,217)	$114,146	$283,743

*As adjusted in accordance with the transition provisions of accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) and accounting for noncontrolling interests in consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	As Adjusted 2008*	2009	As Adjusted 2008*

Net Income	$95,097	$105,598	$210,919	$187,931
Other comprehensive income, net of tax:
Foreign Currency Translation Gains and Losses	23,103	(41,317)	71,184	(19,300)
Net prior service gains and losses on retirement-related plans	(14)	(36)	(43)	(101)
Change in unrealized investment gains and losses	(891)	—	(625)	(8)
Total other comprehensive income, net of tax	22,198	(41,353)	70,516	(19,409)

Comprehensive income, net of tax	117,295	64,245	281,435	168,522

Comprehensive Loss Attributable to the noncontrolling interest	(7,625)	—	(35,150)	—

Comprehensive income attributable to Cephalon, Inc.	$124,920	$64,245	$316,585	$168,522

*As adjusted in accordance with the transition provisions of accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) and accounting for noncontrolling interests in consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2009	As adjusted 2008*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$210,919	$187,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136,403	128,772
Deferred income tax benefit	(40,182)	(22,761)
Stock-based compensation expense	36,710	32,543
Amortization of debt discount and debt issuance costs	41,273	36,383
Gain on foreign exchange contracts	(26,754)	—
Gain on acquisition of Arana	(10,008)	—
Acquired in-process research and development from Acusphere deconsolidation	8,366	—
Impairment charges	—	1,164
Loss on disposals of property and equipment	—	2,740
Shortfall tax benefits from stock-based compensation	(38)	(451)
Other	(5,041)	(396)
Changes in operating assets and liabilities:
Receivables	94,204	(74,258)
Inventory	(7,060)	(14,557)
Other assets	32,206	(99,008)
Accounts payable, accrued expenses and deferred revenues	89,192	34,526
Other liabilities	(43,059)	70,149
Net cash provided by operating activities	517,131	282,777

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(43,647)	(55,689)
Acquisition of intangible assets	—	(25,575)
Cash balance from consolidation of variable interest entity	52,563	—
Investment in Ception	(75,000)	—
Acquisition of Arana, net of cash acquired	(232,527)	—
Purchases of investments	(9,292)	(6,242)
Proceeds from foreign exchange contracts	26,754	—
Sales and maturities of available-for-sale investments	5,074	7,596
Net cash used for investing activities	(276,075)	(79,910)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	288,000	—
Proceeds from exercises of common stock options	6,701	37,185
Windfall tax benefits from stock-based compensation	1,259	4,592
Acquisition of treasury stock	(29)	(24)
Payments on and retirements of long-term debt	(11,246)	(216,093)
Net proceeds from issuance of convertible subordinated notes	484,719	—
Proceeds from sale of warrants	37,640	—
Purchase of convertible note hedge	(121,040)	—
Net cash provided by (used for) financing activities	686,004	(174,340)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,295	(601)

NET INCREASE IN CASH AND CASH EQUIVALENTS	929,355	27,926

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	524,459	818,669

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,453,814	$846,595

*As adjusted in accordance with the transition provisions of accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) and accounting for noncontrolling interests in consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. We have evaluated subsequent events through October 28, 2009, the date at which our financial statements were issued.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K (the “2008 Form 10-K”), filed with the U.S. Securities and Exchange Commission (the “SEC”), which includes audited financial statements as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008. The 2008 Form 10-K has been supplemented by our Current Report on Form 8-K, filed with the SEC on May 20, 2009, to reflect our adoption, effective January 1, 2009 of the transition provisions of Accounting Standards Codification (“ASC”) 470-20-65, formerly Financial Accounting Standards Board (“FASB”)  Staff Position Accounting Principles Board No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” and ASC 810-10-65, formerly Statement of Financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full year.

As discussed below, certain prior year amounts have been retrospectively adjusted to comply with new accounting guidance.  We have reclassified noncontrolling interest from liabilities to a component of equity and, beginning on January 1, 2009, we attribute losses to the noncontrolling interest even if that attribution results in a deficit noncontrolling interest balance.  We have also revised our accounting for convertible debt on a retrospective basis for all prior periods presented to record the liability and equity components of the convertible debt separately and have presented a temporary equity classification, “redeemable equity,” to highlight cash obligations that are attached to an equity security in order to distinguish this value from permanent capital.  See Note 10 for additional details. In addition, certain reclassifications of prior year amounts have been made to conform to the current year presentation, which have no impact on our total assets or liabilities.

In April 2009, the FASB issued revised accounting guidance for assets acquired and liabilities assumed in a business combination that arise from contingencies, which modifies the initial recognition and subsequent accounting for assets and liabilities arising from contingencies in a business combination.  The new guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We adopted the new guidance as of January 1, 2009.

In April 2009, the FASB issued revised accounting guidance for interim disclosures about fair value of financial instruments, which requires publicly traded companies to disclose the fair value of financial instruments with each issuance of summarized financial information for interim reporting periods, including the methods and significant assumptions used to estimate the fair value of financial instruments and any changes in methods or significant assumptions.  The new guidance is effective for interim reporting periods ending after June 15, 2009.  We adopted the new guidance as of April 1, 2009, resulting in additional interim fair value disclosures.

In May 2009, the FASB issued revised accounting guidance for subsequent events, which establishes principles and requirements for disclosure of subsequent events, defining timing, circumstances and disclosures required for events or transactions that occur after the balance sheet date. The new guidance requires publicly traded companies to recognize, in the financial statements, the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the financial statements.  It is effective for interim reporting periods ending after June 15, 2009. We adopted the new guidance on April 1, 2009 and will include additional disclosures as applicable.

In June 2009, the FASB issued revised accounting guidance, which establishes the ASC as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities, but is not intended to change existing accounting for public companies.  The new guidance is effective for interim and annual reporting periods ending after September 15, 2009.  We adopted ASC as of July 1, 2009.

Recent Accounting Pronouncements

In June 2009, the FASB issued revised accounting guidance for transfers of financial assets, which removes the concept of a qualifying special-purpose entity and establishes specific conditions for reporting a transfer of a portion of a financial asset as a sale. The new guidance is effective for annual reporting periods beginning after November 15, 2009.  We are currently evaluating the impact of adoption on our consolidated financial statements.

In June 2009, the FASB issued revised accounting guidance for consolidation of variable interest entities (“VIE”), which replaces the previous quantitative based risk and rewards calculation for determining the primary beneficiary of a VIE with an approach focused on identifying which enterprise has the power to direct the activates of a VIE that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses or (2) the right to receive benefits.  The new guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  It is effective for annual reporting periods beginning after November 15, 2009.  We are currently evaluating the impact of adopting the new guidance but it could change our assessment of which entities are included in our consolidated financial statements.

Collaborative Arrangements

As of January 1, 2009, we adopted the revised provisions for collaborative arrangements, which resulted in the following additional disclosures:

We enter into collaborative arrangements with pharmaceutical or biotech companies to develop and produce orally disintegrating tablets (“ODT’s”) of branded and generic drugs and to develop and improve nominated antibodies supplied by our collaboration partners using our humanization technology. In these arrangements, we earn fees for work performed, license fees, royalties on product sales and/or risk based milestone payments.   We also manufacture ODT products under supply agreements. Revenues recognized from product sales are classified as net sales and revenues recognized from fees for services, license fees, royalties and milestone payments are classified as other revenues.

Amounts recognized under collaborative arrangements consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net sales	$6,631	$7,281	$26,166	$25,763
Other revenues	13,513	6,999	27,028	21,689
Total	$20,144	$14,280	$53,194	$47,452

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

The takeover offer closed on June 29, 2009.  Cephalon International’s relevant interest in Arana as of that date was 93.1%.  Cephalon International exercised a compulsory acquisition to acquire the remaining 6.9% interest in Arana’s ordinary shares, which was completed on August 8, 2009.  The total funds used to acquire Arana shares was $223.2 million, net of gains on foreign exchange contracts.

Arana is a biopharmaceutical company focused on developing next generation antibody and protein based drugs that will improve the lives of patients with inflammatory diseases and cancer. The company’s lead compound, ART621, is a new generation tumor necrosis factor (TNF) alpha blocker in Phase II development for patients with certain inflammatory diseases. Arana has a patent portfolio related to anti-TNF alpha antibodies and receives licensing income in connection with certain patents.  We acquired Arana in order to expand our technology base.  Arana is included in our United States operating segment.

Our initial investment in Arana was recorded as an available for sale investment. On May 27, 2009, we acquired additional shares for $89.8 million which increased our Arana holdings to 50.4% of the outstanding shares.  As a result, effective on that date we have included Arana in our consolidated financial statements.  The 90% Premium payment is considered contingent consideration and was initially recognized at its estimated fair value of $1.0 million for the shares purchased on May 27, 2009.  Upon satisfying the 90% criteria on June 12, 2009, the excess of the actual payments over the recorded liability for the 90% premium of $2.8 million was recorded as a charge to other income (expense), net.   The fair value of the noncontrolling interest in Arana as of May 27, 2009 was $104.7 million based on the closing stock price for Arana’s shares on that date.

The fair value of our Arana holdings of approximately 19.8% immediately prior to the acquisition on May 27, 2009 was $48.0 million.  This investment was remeasured to fair value on the acquisition date with the increase of $6.6 million over the original cost recognized in other income (expense), net.  This gain is the result of an increase in the value of the Australian dollar relative to the U.S. dollar, net of changes in the Arana share price.  For the quarter and nine months ended September 30, 2009, we have included $6.5 million and $8.5 million of revenues, respectively, and $11.1 million and $15.5 million of net losses, respectively, for Arana in our consolidated results in net income attributable to Cephalon, Inc.

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

The total purchase price consideration as measured in accordance with purchase accounting requirements was A$311.2 million based on the fair value of the Arana stock on May 27, 2009.  The fair value of Arana’s net assets on that date was A$324.1 million, which resulted in a gain of A$12.8 million (or $10.0 million) recognized in other income (expense), net.  This gain is primarily the difference between the 90% Premium payment actually made and the assessed probability of making the 90% Premium payment at the acquisition date.  The actual price paid for all of Arana’s outstanding stock including the 90% Premium was A$322.7 million.

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

The following unaudited pro forma information presents results as if the acquisition occurred at the beginning of each annual reporting period presented:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues	$549,412	$506,491	$1,625,755	$1,456,229
Net income attributable to Cephalon, Inc.	102,722	102,695	238,895	180,806

Basic income per common share attributable to Cephalon, Inc.	1.38	1.51	3.34	2.66
Diluted income per common share attributable to Cephalon, Inc.	1.31	1.30	3.08	2.39

We entered into foreign exchange forward contracts and a foreign exchange option contract related to our Arana transaction to protect against fluctuations between the Australian Dollar and the U.S. Dollar, up to a value of $144.2 million.  Changes in the value of these contracts were recognized within net income. All foreign exchange contracts were settled during the second quarter of 2009. Other income (expense), net includes $19.0 million of gains on these foreign exchange contracts for the nine months ended September 30, 2009.

Ception Therapeutics, Inc.

On January 13, 2009, we entered into an option agreement (the “Ception Option Agreement”) with Ception Therapeutics, Inc. (“Ception”).  Under the terms of the Ception Option Agreement, we have the irrevocable option (the “Ception Option”) to purchase all of the outstanding capital stock on a fully diluted basis of Ception at any time on or prior to the expiration of the Option Period (as defined below).  As consideration for the Ception Option, we paid $50.0 million to Ception and paid Ception stockholders an aggregate of $50.0 million.  We also agreed to provide up to $25.0 million of financing to Ception during the Option Period.  As of September 30, 2009, we have advanced $3.5 million to Ception under the financing agreement. In October 2009, we advanced an additional $2.5 million to Ception under the financing agreement.  We, in our sole discretion, may exercise the Ception Option by providing written notice to Ception at any time during the period from January 13, 2009 to and including the date that (i) is fifteen business days after our receipt of the final study report for Ception’s ongoing Phase IIb/III clinical trial for reslizumab in pediatric patients with eosinophilic esophagitis (“Res-5-0002 EE Study”) indicating that the co-primary endpoints have been achieved or (ii) is thirty business days after our receipt of the final study report for Res-5-0002 EE Study indicating that the co-primary endpoints have not been achieved (the “Option Period”).   The Res-5-0002 EE Study is fully enrolled, and we anticipate completion of the study in the fourth quarter of 2009 or the first quarter of 2010.  If the data are positive and we exercise the Ception Option, we intend to file a Biologics License Application for reslizumab with the FDA in 2010.  If we exercise the Ception Option, we have agreed to pay a total of $250.0 million less any third party debt payable by Ception in exchange for all the outstanding capital stock of Ception on a fully-diluted basis.  Ception stockholders also could receive (i) additional payments related to clinical and regulatory milestones and (ii) royalties related to net sales of products developed from Ception’s program to discover small molecule, orally-active, anti-TNF (tumor necrosis factor) receptor agents.

We have determined that, because of our rights under the Ception Option Agreement, effective on January 13, 2009, Ception is a variable interest entity for which we are the primary beneficiary.  As a result, as of January 13, 2009 we have included the financial condition and results of operations of Ception in our consolidated financial statements.  However, we do not have an equity interest in Ception and, therefore, we have allocated the losses attributable to the non-controlling interest in Ception to non-controlling interest in the consolidated statement of operations and consolidated balance sheet.   Ception did not have a material impact on our revenues or earnings attributable to our Cephalon shareholders for the period ended September 30, 2009 or on a pro forma basis for the periods ended September 30, 2009 and 2008.  Ception is included in our U. S. operating segment.

The following summarizes the carrying amounts and classification of Ception’s assets and liabilities included in our consolidated balance sheet as of January 13, 2009 and September 30, 2009:

	January 13, 2009	September 30, 2009
Cash and cash equivalents	$52,563	$56,300
Other current assets	25,225	278
Property and equipment, net	320	206
Goodwill	121,918	121,918
Intangible assets	374,400	374,400
Debt issuance costs	16	—
Other assets	10	137
Current portion of long-term debt, net	4,725	4,996
Accounts payable	2,715	3,619
Accrued expenses	8,326	8,589
Long-term debt	3,394	—
Deferred tax liabilities	148,792	148,792
Noncontrolling interest	306,500	283,743

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

Acusphere, Inc.

On November 3, 2008, we entered into a license and convertible note transaction with Acusphere, Inc.  In connection with the transaction, we received an exclusive worldwide license from Acusphere to all of its intellectual property relating to the development and marketing of celecoxib for all current and future indications. Under the license, we paid Acusphere an upfront fee of $5.0 million and agreed to make a $15.0 million milestone payment, as well as royalties on net sales.  In addition, we purchased a $15.0 million senior secured three-year convertible note (the “Acusphere Note”) from Acusphere, secured by substantially all the assets of Acusphere.  Separately, in March 2008, we purchased license rights for Acusphere’s Hydrophobic Drug Delivery Systems (HDDS™) technology for use in oncology therapeutics for $10 million.

On June 24, 2009, we exchanged the Acusphere Note and $1.0 million for (i) the elimination of the $15.0 million milestone payment and any future royalty payments associated with the celecoxib license agreement and (ii) the Acusphere patent rights relating to the HDDS technology.

We had previously determined that effective on November 3, 2008 Acusphere was a variable interest entity for which we were the primary beneficiary and began including Acusphere in our consolidated financial statements.  Effective with the termination of the Acusphere Note, we are no longer considered the primary beneficiary and deconsolidated Acusphere, resulting in a $9.4 million charge to acquired in-process research and development as a result of the elimination of the royalty and milestone payments associated with the celecoxib license agreement.

Effective January 1, 2009 through the deconsolidation of Acusphere on June 24, 2009, we attributed Acusphere’s losses to the noncontrolling interest, which increased net income attributable to Cephalon by $10.6 million during the nine months ended September 30, 2009.

SymBio Pharmaceuticals Limited

On March 9, 2009, we paid $0.8 million to exercise our option pursuant to the Option and Exclusivity Agreement with SymBio Pharmaceuticals Limited (“SymBio”), granting Cephalon an exclusive sublicense to bendamustine hydrochloride in China and Hong Kong.  As further required by the Option and Exclusivity Agreement, on March 13, 2009, we invested $9.1 million in shares of SymBio.  Our investment in SymBio is recorded as a cost basis investment. As of September 30, 2009, we owned 17.4% of SymBio’s outstanding common stock.

3.   RESTRUCTURING

On January 15, 2008, we announced a restructuring plan under which we intend to (i) transition manufacturing activities at our CIMA LABS INC. (“CIMA”) facility in Eden Prairie, Minnesota, to our recently expanded manufacturing facility in Salt Lake City, Utah, and (ii) consolidate at CIMA’s Brooklyn Park, Minnesota, facility certain drug delivery research and development activities currently performed in Salt Lake City. The phased transition of manufacturing activities and the closure of the Eden Prairie facility are expected to be completed in 2011.  The consolidation of drug delivery research and development activities at Brooklyn Park was completed in 2008.  The plan is intended to increase efficiencies in manufacturing and research and development activities, reduce our cost structure and enhance competitiveness.

As a result of this plan, we will incur certain costs associated with exit or disposal activities.  As part of the plan, we estimate that approximately 90 jobs will be eliminated in total, with approximately 175 net jobs eliminated at CIMA and approximately 85 net jobs added in Salt Lake City.

The total estimated pre-tax costs of the plan are as follows:

Severance costs	$14-16 million
Manufacturing and personnel transfer costs	7- 8 million
Total	$21-24 million

The estimated pre-tax costs of the plan are being recognized between 2008 and 2011 and are included in the United States segment.  Through September 30, 2009, we have incurred a total of $12.4 million related to the restructuring plan.  In addition to the costs described above, we recognized pre-tax, non-cash accelerated depreciation of plant and equipment at the Eden Prairie facility, which we expect to total approximately $18.0 million to $20.0 million.  Through September 30, 2009, we have incurred a total of $12.1 million in accelerated depreciation charges.

Total charges and spending related to the restructuring plan recognized in the consolidated statement of operations and included in the United States segment are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Restructuring reserves, beginning of period	$5,258	$2,109	$3,733	$—
Severance costs	909	1,096	2,722	5,990
Manufacturing and personnel transfer costs	153	401	1,222	983
Payments	(190)	(760)	(1,547)	(4,127)
Restructuring reserves, end of period	$6,130	$2,846	$6,130	$2,846

4.  ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSE

During the first nine months of 2009, we incurred expense of :

•                  $9.4 million in exchange for the elimination of the $15.0 million milestone and royalty payments associated with the celecoxib license agreement and Acusphere patent rights relating to its HDDS technology. See Note 2 for additional information;

•                  $30.0 million in exchange for the exclusive, worldwide license rights to LUPUZORTM, acquired from ImmuPharma plc (“ImmuPharma”);

•                  $0.8 million in exchange for exclusive sublicense rights to bendamustine hydrochloride in China and Hong Kong, acquired from SymBio; and

•                  $6.0 million in exchange for license rights to certain of XOMA Ltd.’s proprietary antibody library materials.

For the nine months of 2008, we recorded acquired in-process research and development expense of:

•                  $10.0 million related to our license of Acusphere HDDS technology for use in oncology therapeutics.

5.   OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Gains on foreign exchange derivative instruments	$—	$—	$19,022	$—
Arana dividend income	—	—	1,567	—
Loss on Arana contingent consideration (90% ownership incentive payment)	—	—	(2,773)	—
Gain on excess of Arana net assets over consideration	—	—	10,008	—
Gain on pre-bid Arana holding	—	—	6,596	—
Foreign exchange gains (losses)	3,775	(2,284)	7,998	1,488
Other income (expense), net	$3,775	$(2,284)	$42,418	$1,488

6.  FAIR VALUE DISCLOSURES

Our non-current investments are recorded on a cost basis.  The carrying values of cash, cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate the respective fair values.  Except for our convertible notes, our debt instruments do not have readily ascertainable market values; however, the carrying values approximate the respective fair values. As of September 30, 2009, the fair value and carrying value of our convertible debt, based on quoted market prices was:

	Fair Value	Carrying Value	Face Value
2.0% convertible senior subordinated notes due June 1, 2015	$1,089,780	$610,987	$820,000
2.5% convertible senior subordinated notes due May 1, 2014	526,900	355,876	500,000
Zero Coupon convertible subordinated notes first putable June 2010	221,710	191,097	199,945

As of September 30, 2009 our fair value assets include the following:

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments	$131,403	$—	$—

7.   INVENTORY, NET

Inventory, net consisted of the following:

	September 30, 2009	December 31, 2008
Raw materials	$31,298	$27,555
Work-in-process	150,908	35,501
Finished goods	58,143	54,241
Total inventory, net	$240,349	$117,297

Inventory, net included in other non-current assets	$—	$111,598

In June 2007, we secured FDA approval of NUVIGIL.  We launched NUVIGIL commercially on June 1, 2009 and reclassified our NUVIGIL inventory balances to current inventory at that time.  At September 30, 2009, we had $106.0 million of NUVIGIL inventory.  At December 31, 2008, we included NUVIGIL inventory balances of $111.6 million in other non-current assets, rather than inventory.

Over the past few years, we have been developing a manufacturing process for the active pharmaceutical ingredient in NUVIGIL that is more cost effective than our prior process of separating modafinil into armodafinil.  As a result of our plan to manufacture armodafinil in the future using this new process coupled with the launch of NUVIGIL on June 1, 2009, we assessed the potential impact of these items on certain of our existing agreements to purchase modafinil.  Under these contracts, we have agreed to purchase minimum amounts of modafinil through 2012.  During the third quarter of 2008, we recorded a reserve of $26.0 million for purchase commitments for modafinil raw materials not expected to be utilized as a charge to cost of sales.  We reassessed our future modafinil needs during the second quarter of 2009, in association with the accelerated launch of NUVIGIL, and increased the reserve by $3.0 million, to $29.0 million.  During the third quarter of 2009, we entered into an agreement with one of our modafinil suppliers, paying $13.5 million in exchange for a $23.0 million reduction in our existing purchase commitments with this supplier, which resulted in a $9.5 million gain recorded in cost of sales. As of September 30, 2009, our remaining reserve balance for excess purchase commitments is $6.0 million.

8.  GOODWILL

Goodwill consisted of the following:

	United States	Europe	Total
December 31, 2008	$344,310	$101,022	$445,332
Foreign currency translation adjustment	—	3,167	3,167
Ception Therapeutics, Inc. goodwill	121,918	—	121,918
September 30, 2009	$466,228	$104,189	$570,417

We completed our annual test of impairment of goodwill as of July 1, 2009 and concluded that goodwill was not impaired.

9.  INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

		September 30, 2009			December 31, 2008
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Modafinil developed technology	15 years	$99,000	$51,150	$47,850	$99,000	$46,200	$52,800
DURASOLV technology	14 years	70,000	24,957	45,043	70,000	21,304	48,696
ACTIQ marketing rights	10-12 years	83,454	59,227	24,227	83,454	53,637	29,817
GABITRIL product rights	9-15 years	107,257	67,352	39,905	107,148	61,848	45,300
TRISENOX product rights	8-13 years	112,446	37,935	74,511	111,945	31,022	80,923
AMRIX product rights	18 years	99,303	20,753	78,550	99,332	16,932	82,400
MYOCET trademark	20 years	171,028	32,075	138,953	143,077	21,462	121,615
Ception product rights	Indefinite	374,400	—	374,400	—	—	—
TNF inhibitor product rights	Indefinite	91,852	—	91,852	—	—	—
Arana platform technology	20 years	25,753	429	25,324	—	—	—
Arana royalty agreements	1 year	21,741	5,797	15,944	—	—	—
Other product rights	5-20 years	303,259	179,027	124,232	289,337	143,556	145,781
		$1,559,493	$478,702	$1,080,791	$1,003,293	$395,961	$607,332

Intangible assets are amortized over their estimated useful economic life using the straight line method. Amortization expense was $26.4 million and $24.0 million for the three months ended September 30, 2009 and 2008, respectively, and $70.6 million and $77.0 million for the nine months ended September 30, 2009 and 2008, respectively.

Research and development intangible assets are classified as indefinite-lived until the completion or abandonment of the associated research and development efforts.

10.  LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30, 2009	As adjusted December 31, 2008*
2.0% convertible senior subordinated notes due June 1, 2015	$820,000	$820,000
Debt discount on 2.0% convertible senior subordinated notes due June 1, 2015	(209,013)	(230,614)
2.5% convertible senior subordinated notes due May 1, 2014	500,000	—
Debt discount on 2.5% convertible senior subordinated notes due May 1, 2014	(144,124)	—
Zero Coupon convertible subordinated notes first putable June 2010	199,945	199,888
Debt discount on Zero Coupon convertible subordinated notes first putable June 2010	(8,848)	(17,789)
Mortgage and building improvement loans	582	1,288
Capital lease obligations	3,187	2,229
Acusphere, Inc. obligations	—	8,896
Ception Therapeutics, Inc. obligations	4,996	—
Other	911	1,412
Total debt	1,167,636	785,310
Less current portion	(810,081)	(781,618)
Total long-term debt	$357,555	$3,692

*As adjusted in accordance with the transition provisions of accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).

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

Transaction costs of $15.5 million related to the issuance of the 2.5% Notes are allocated to the liability and equity components in proportion to the allocation of the proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.  Transaction costs of $10.7 million have been capitalized as debt issuance costs and are being amortized through May 1, 2014.

Convertible Note Hedge Agreement

Concurrent with the offering of the 2.5% Notes in May 2009, we purchased a convertible note hedge from Deutsche Bank AG (“DB”) at a cost of $121.0 million. The convertible note hedge must be net share settled.  Under the convertible note hedge, if the market price per share of our common stock is between $69.00 and $100.00 per share, DB will deliver to us the number of shares of the Company’s common stock that the Company is obligated to deliver to the holders of the 2.5% Notes with respect to the conversion, with cash in lieu of any fractional shares.  We recorded the convertible note hedge in additional paid-in capital, and will not recognize subsequent changes in fair value.  We also recognized a deferred tax asset of $46.2 million for the effect of the future tax benefits related to the convertible note hedge.

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

Convertible Notes

As of January 1, 2009, we adopted the transition provisions of ASC 470-20-65, requiring issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to initially record the liability and equity components of the convertible debt separately.  The liability component is computed based on the fair value of a similar liability that does not include the conversion option.  The equity component is computed based on the total debt proceeds less the fair value of the liability component.  The equity component (debt discount) and debt issuance costs are amortized as interest expense over the expected term of the debt facility.  We adopted the transition provisions on a retrospective basis for all prior periods presented.

The liability component of our convertible notes will be classified as current liabilities and presented in current portion of long-term debt and the equity component of our convertible debt will be considered a redeemable security and presented as redeemable equity on our consolidated balance sheet if our debt is considered current at the balance sheet date. At September 30, 2009, our stock price was $58.24, and, therefore, the 2.0% Notes are considered to be current liabilities based on conversion price and are presented in current portion of long-term debt on our consolidated balance sheet.  At September 30, 2009, the 2010 Zero Coupon Notes are presented in current portion of long-term debt based on maturity date.  At December 31, 2008, our stock price was $77.04, and, therefore, all of our convertible notes issued as of that date are presented in the current portion of long-term debt on our consolidated balance sheet.

The effect of the change to the revised accounting requirements for our convertible debt on the consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Interest expense	$16,959	$10,182	$40,459	$36,383
Income tax benefit	(6,224)	(3,737)	(14,848)	(13,352)
Net loss attributable to Cephalon, Inc.	(10,735)	(6,445)	(25,611)	(23,031)
Basic loss per share attributable to Cephalon, Inc.	(0.14)	(0.09)	(0.36)	(0.34)
Diluted loss per share attributable to Cephalon, Inc.	(0.14)	(0.08)	(0.33)	(0.30)

The effect of the change to the revised accounting requirements for our convertible debt on the consolidated balance sheet as of September 30, 2009 and December 31, 2008 is as follows:

	September 30, 2009	December 31, 2008
Assets:
Deferred tax assets	$(81,853)	$(96,701)
Other assets (debt issuance costs)	8,847	10,455
Total assets	$(73,006)	$(86,246)
Liabilities:
Current portion of long term debt, net	$(217,861)	$(248,403)
Long term debt, net	8,309	—
Total liabilities	(209,552)	(248,403)
Redeemable equity	217,861	248,403
Cephalon stockholders’ equity:
Additional paid-in capital	54,259	23,717
Accumulated deficit	(135,574)	(109,963)
Total Cephalon stockholders’ equity	(81,315)	(86,246)
Total liabilities, redeemable equity and equity	$(73,006)	$(86,246)

The effect of the change to the revised accounting requirements for our convertible debt on the consolidated statement of cash flows for the nine months ended September 30, 2009 and 2008 is as follows:

	Nine months ended September 30,
	2009	2008
Net loss	$(25,611)	$(23,031)
Deferred income tax benefit	(14,848)	(13,352)
Amortization of debt discount	40,459	36,383

At September 30, 2009, we have included $5.0 million of short-term debt related to Ception, a variable interest entity for which we are the primary beneficiary.  Ception’s liabilities represent contractual obligations of Ception for general corporate purposes. Ception’s creditors have no recourse to the general credit of Cephalon.

On August 15, 2008, we established a $200.0 million, three-year revolving credit facility with JP Morgan Chase Bank, N.A. and certain other lenders.  The credit facility is available for letters of credit, working capital and general corporate purposes and is guaranteed by certain of our domestic subsidiaries.  The credit agreement, as amended, contains borrowing conditions and customary covenants, including but not limited to covenants related to total debt to Consolidated EBITDA (as defined in the credit agreement), senior debt to Consolidated EBITDA, interest expense coverage and limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, and transactions with affiliates.  As of September 30, 2009, we have not drawn any amounts under the credit facility.

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

We also received rights to certain modafinil-related intellectual property developed by each party and in exchange for these rights, we agreed to make payments to Barr, Ranbaxy and Teva collectively totaling up to $136.0 million, consisting of upfront payments, milestones and royalties on net sales of our modafinil products.  In order to maintain an adequate supply of the active drug substance modafinil, we entered into agreements with three modafinil suppliers whereby we have agreed to purchase minimum amounts of modafinil through 2012, with aggregate remaining purchase commitments totaling $19.5 million as of September 30, 2009.  See Note 7 for additional details.

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

Separately, in June 2006, Apotex, Inc., a subsequent ANDA filer seeking FDA approval of a generic form of modafinil, filed suit against us, also in the EDPA, alleging similar violations of antitrust laws and state law. Apotex asserts that the PROVIGIL settlement agreements improperly prevent it from obtaining FDA approval of its ANDA, and seeks monetary and equitable remedies. Apotex also seeks a declaratory judgment that the ‘516 Patent is invalid, unenforceable and/or not infringed by its proposed generic. In late 2006, we filed a motion to dismiss the Apotex case, which is pending.  In May 2009, Apotex also filed a declaratory judgment complaint in the EDPA that our U.S. Patent No. 7,297,346 (the “ ‘346 Patent”) is invalid, unenforceable and/or not infringed by its proposed generic. The ‘346 Patent covers pharmaceutical compositions of modafinil and expires in May 2024. Separately, in April 2008, the Federal Court of Canada dismissed our application to prevent regulatory approval of Apotex’s generic modafinil tablets in Canada. We have learned that Apotex has launched its generic modafinil tablets in Canada, and in April 2009 we filed a patent infringement lawsuit against Apotex in Canada. We believe that the private antitrust complaints described in the preceding paragraph and the Apotex antitrust and declaratory judgment complaints are without merit.  While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

In August 2009, the private antitrust class (e.g. the direct and indirect purchasers), Apotex and the FTC filed amended complaints and, subsequently, we filed motions to dismiss each amended complaint.  The private antitrust class, Apotex and the FTC have filed responses to our motions to dismiss.  The EDPA heard oral arguments for each motion to dismiss in October 2009.

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

NUVIGIL Paragraph IV Notice Letter

In October, 2009, we received a Paragraph IV certification letter relating to an ANDA submitted to the FDA by Teva requesting approval to market and sell a generic version of the 50 mg, 100 mg, 150 mg, 200 mg and 250 mg strengths of NUVIGIL.  Teva alleges that our U.S. Patent Numbers 7,132,570 (the “‘570 Patent”), 7,297,346 (the “‘346 Patent”) and RE37,516 (the “‘516 Patent”) are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of the product described in Teva’s ANDA submission.  We have a three-year period of marketing exclusivity for NUVIGIL that extends until June 15, 2010.  In addition, including the six-month pediatric extension, the ‘516 Patent, the ‘346 Patent, and the ‘570 Patent expire on April 6, 2015, May 29, 2024, and June 18, 2024, respectively.  Teva’s letter does not challenge our Orange Book-listed U.S. Patent Number 4,927,855 (the “‘855 Patent”), which provides additional protection until October

22, 2010, the expiration date of the ‘855 Patent.  Under the provisions of the Hatch-Waxman Act, if we initiate a patent infringement lawsuit against Teva within 45 days of our receipt of Teva’s letter, then the FDA would be automatically precluded from approving the Teva ANDA until the earlier of entry of a district court judgment in favor of Teva or 30 months from the date of our receipt of Teva’s letter.  We intend to vigorously defend our NUVIGIL intellectual property rights.

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

Under the provisions of the Hatch-Waxman Act, the filing of the Mylan, Barr, Impax and Anchen lawsuits stays any FDA approval of each ANDA until the earlier of entry of a district court judgment in favor of the ANDA holder or 30 months from the date of our receipt of the respective Paragraph IV certification letter.

FENTORA Patent Litigation

In April 2008 and June 2008, we received Paragraph IV certification letters relating to ANDAs submitted to the FDA by Watson Laboratories, Inc. and Barr, respectively, requesting approval to market and sell a generic equivalent of FENTORA.  Both Watson and Barr allege that our U.S. Patent Numbers 6,200,604 and 6,974,590 covering FENTORA are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of the product described in their respective ANDAs.  The 6,200,604 and 6,974,590 patents cover methods of use for FENTORA and do not expire until 2019.  In June 2008 and July 2008, we and our wholly-owned subsidiary, CIMA, filed lawsuits in U.S. District Court in Delaware against Watson and Barr for infringement of these patents.  Under the provisions of the Hatch-Waxman Act, the filing of these lawsuits stays any FDA approval of each ANDA until the earlier of entry of a district court judgment in favor of the ANDA holder or 30 months from the date of our receipt of the respective Paragraph IV certification letter.

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

In May 2009, we were served with a putative class action complaint filed in New Jersey state court.  The complaint alleged violations of the New Jersey consumer fraud act and the common law of fraud and fraudulent concealment and seeks an unspecified amount of money in actual, punitive and/or treble damages, with interest.  In July 2009, we removed the complaint to the U.S. District Court for the District of New Jersey and, in October 2009, the court granted our motion to dismiss the complaint.

Derivative Suit

In January 2008, a purported stockholder of the company filed a derivative suit on behalf of Cephalon in the U.S. District Court for the District of Delaware naming each member of our Board of Directors as defendants.  The suit alleges, among other things, that the defendants failed to exercise reasonable and prudent supervision over the management practices and controls of Cephalon, including with respect to the marketing and sale of ACTIQ, and in failing to do so, violated their fiduciary duties to the stockholders.  The complaint seeks an unspecified amount of money damages, disgorgement of all compensation and other equitable relief.  In August 2009, our Motion for Judgment on the Pleadings was granted. The plaintiffs have appealed this ruling. We believe the plaintiff’s allegations in this matter are without merit and we intend to vigorously defend ourselves in this matter.  These efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

DURASOLV

In the third quarter of 2007, the U.S. Patent and Trademark Office (“PTO”) notified us that, in response to re-examination petitions filed by a third party, the Examiner rejected the claims in the two U.S. patents for our DURASOLV ODT technology.  We disagree with the Examiner’s position, and we filed notices of appeal to the Board of Patent Appeals of the PTO’s decisions in the fourth quarter of 2007 regarding one patent and in the second quarter of 2008 regarding the second patent.  In September 2009, the Board affirmed the Examiner’s position with respect to one of the DURASOLV patents.  We have the right to appeal this rejection and, as of the filing date of this report, we are awaiting a hearing and a determination with respect to our appeal regarding the other patent. These efforts will be both expensive and time consuming and, ultimately, due to the nature of patent appeals, there can be no assurance that these efforts will be successful. The invalidity of the DURASOLV patents could have a material adverse impact on revenues from our drug delivery business.

Other Commitments

We have committed to make potential future “milestone” payments to third parties as part of our in-licensing and development programs primarily in the area of research and development agreements.  Payments generally become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones.  These obligations are not recorded as liabilities in accordance with U.S. GAAP and we have not recorded a liability on our balance sheet for any such contingencies.  As of September 30, 2009, the potential milestone and other contingency payments due under current contractual agreements are $1,183.0 million.  Milestones payable to Ception are not included in this amount, as such payments are contingent upon our exercise of the Ception Option. See Note 2 for additional information.

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

12.  STOCK-BASED COMPENSATION

Total stock-based compensation expense recognized in the consolidated statement of operations is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Stock option expense	$6,430	$5,940	$20,550	$19,508
Restricted stock unit expense	5,440	4,710	16,160	13,035
Total stock-based compensation expense*	$11,870	$10,650	$36,710	$32,543
Total stock-based compensation expense after-tax	$7,799	$6,853	$24,111	$21,014

*For the three and nine months ended September 30, 2009 and the three months ended September 30, 2008, total stock-based compensation is allocated 4% to cost of sales, 38% to research and development and 58% to selling, general and administrative expenses based on the employees’ compensation allocation between these line items.  During the first half of 2008, total stock-based compensation expense was recognized equally between research and development and selling, general and administrative expenses based on the employees’ compensation allocation between these line items.

13.  INCOME TAXES

For the three and nine months ended September 30, 2009, we recognized $42.7 million and $122.7 million of income tax expense on income before income taxes of $137.8 million and $333.6 million, resulting in overall effective tax rates of 31.0% and 36.8%, respectively. For the three and nine months ended September 30, 2009, we have not recognized tax benefit for losses attributable to non-controlling interest of $7.6 million and $35.2 million, respectively.  In August 2009 we recognized an additional tax benefit of $13.8 million over the benefits recorded at December 31, 2008, due to our closing agreement with the IRS in which both parties agreed that the nondeductible punitive portion of the USAO Settlement Agreement is $152.3 million. During the third quarter of 2008, we recognized a tax benefit of $84.5 million, of which $82.3 million related to the settlement with the USAO, for which the related expense was recorded in 2007.

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

We have entered into convertible note hedge and warrant agreements that, in combination, have the economic effect of reducing the dilutive impact of the 2.0% Notes, 2.5% Notes and the 2010 Zero Coupon Notes. However, we are required to analyze separately the impact of the convertible note hedge and warrant agreements on diluted EPS. As a result, the purchases of the convertible note hedges are excluded because their impact will always be anti-dilutive.  The impact of the warrants is computed using the treasury stock method.

The number of shares included in the diluted EPS calculation for the convertible subordinated notes and warrants is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Average market price per share of Cephalon stock	$56.87	$74.72	$63.71	$68.46

Shares included in diluted EPS calculation:
2.0% Notes	3,140	6,584	4,688	5,581
2.5% Notes	—	—	—	—
New Zero Coupon Notes	23	861	399	825
Warrants related to 2.0% Notes	—	1,793	—	155
Warrants related to 2.5% Notes	—	—	—	—
Warrants related to New Zero Coupon Notes	—	125	—	—
Other	1	2	1	5
Total	3,164	9,365	5,088	6,566

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted income per common share:

	Three months ended September 30,		Nine months ended September 30,
	2009	As adjusted 2008*	2009	As adjusted 2008*
Basic income per common share computation:
Numerator:
Net income used for basic income per common share	$102,722	$105,598	$246,069	$187,931
Denominator:
Weighted average shares used for basic income per common share	74,647	68,118	71,541	67,855

Basic income per common share	$1.38	$1.55	$3.44	$2.77

	Three months ended September 30,		Nine months ended September 30,
	2009	As adjusted 2008*	2009	As adjusted 2008*
Diluted income per common share computation:
Numerator:
Net income used for basic income per common share	$102,722	$105,598	$246,069	$187,931
Denominator:
Weighted average shares used for basic income per common share	74,647	68,118	71,541	67,855
Effect of dilutive securities:
Convertible subordinated notes and warrants	3,164	9,365	5,088	6,566
Employee stock options and restricted stock units	620	1,437	923	1,159
Weighted average shares used for diluted income per common share	78,431	78,920	77,552	75,580

Diluted income per common share	$1.31	$1.34	$3.17	$2.49

*As adjusted in accordance with the transition provisions of accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).

The following reconciliation shows the shares excluded from the calculation of diluted income per common share as the inclusion of such shares would be anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Weighted average shares excluded:
Convertible subordinated notes and warrants	28,336	23,233	25,727	25,602
Employee stock options and restricted stock units	4,142	1,942	3,980	2,917
	32,478	25,175	29,707	28,519

15.       SEGMENT AND SUBSIDIARY INFORMATION

Revenues for the three months ended September 30:

	2009			2008
	United States	Europe	Total	United States	Europe	Total
Net Sales:
PROVIGIL	$241,301	$16,693	$257,994	$241,366	$17,793	$259,159
NUVIGIL	20,991	—	20,991	—	—	—
GABITRIL	11,560	1,340	12,900	12,176	2,337	14,513
CNS	273,852	18,033	291,885	253,542	20,130	273,672

ACTIQ	19,578	13,663	33,241	21,392	14,401	35,793
Generic OTFC	19,332	—	19,332	19,569	—	19,569
FENTORA	35,779	1,201	36,980	41,330	—	41,330
AMRIX	26,703	—	26,703	20,512	—	20,512
Pain	101,392	14,864	116,256	102,803	14,401	117,204

TREANDA	54,532	—	54,532	24,551	—	24,551
Other Oncology	4,010	24,526	28,536	4,691	23,195	27,886
Oncology	58,542	24,526	83,068	29,242	23,195	52,437

Other	6,632	37,382	44,014	11,351	35,000	46,351
Total Net Sales	440,418	94,805	535,223	396,938	92,726	489,664
Other Revenues	13,949	240	14,189	8,471	347	8,818
Total External Revenues	454,367	95,045	549,412	$405,409	$93,073	$498,482
Inter-Segment Revenues	5,827	2,251	8,078	3,697	6,609	10,306
Elimination of Inter-Segment Revenues	(5,827)	(2,251)	(8,078)	(3,697)	(6,609)	(10,306)
Total Revenues	$454,367	$95,045	$549,412	$405,409	$93,073	$498,482

Revenues for the nine months ended September 30:

	2009			2008
	United States	Europe	Total	United States	Europe	Total
Net Sales:
PROVIGIL	$726,313	$47,111	$773,424	$658,777	$48,428	$707,205
NUVIGIL	37,777	—	37,777	—	—	—
GABITRIL	37,058	3,871	40,929	37,614	6,669	44,283
CNS	801,148	50,982	852,130	696,391	55,097	751,488

ACTIQ	71,148	38,122	109,270	96,960	40,734	137,694
Generic OTFC	66,834	—	66,834	75,845	—	75,845
FENTORA	99,686	2,438	102,124	116,637	—	116,637
AMRIX	83,807	—	83,807	47,399	—	47,399
Pain	321,475	40,560	362,035	336,841	40,734	377,575

TREANDA	160,549	—	160,549	38,932	—	38,932
Other Oncology	13,529	67,726	81,255	14,259	70,837	85,096
Oncology	174,078	67,726	241,804	53,191	70,837	124,028

Other	26,167	106,474	132,641	37,995	117,517	155,512
Total Net Sales	1,322,868	265,742	1,588,610	1,124,418	284,185	1,408,603
Other Revenues	28,016	567	28,583	24,377	1,436	25,813
Total External Revenues	1,350,884	266,309	1,617,193	$1,148,795	$285,621	$1,434,416
Inter-Segment Revenues	18,511	2,425	20,936	14,364	20,421	34,785
Elimination of Inter-Segment Revenues	(18,511)	(2,425)	(20,936)	(14,364)	(20,421)	(34,785)
Total Revenues	$1,350,884	$266,309	$1,617,193	$1,148,795	$285,621	$1,434,416

Income (loss) before income taxes for the three and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008*	2009	2008*
United States	$130,529	$49,378	$373,911	$186,527
Europe	7,241	(9,888)	(40,333)	(16,323)
Total	$137,770	$39,490	$333,578	$170,204

Total assets:

	September 30, 2009	As adjusted December 31, 2008*
United States	$3,929,152	$2,324,694
Europe	729,555	758,248
Total	$4,658,707	$3,082,942

*As adjusted in accordance with the transition provisions of accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  Certain reclassifications of prior year amounts have been made to conform to current year presentation.

16.       SUBSEQUENT EVENTS

BDC Option Agreement

In October 2009, we signed an agreement (the “BDC Option Agreement”) with BioAssets Development Corporation (“BDC”), a privately-held company, that provides us with an option to acquire BDC.   Under the terms of the BDC Option Agreement, we will pay BDC an upfront payment of $30 million and, assuming exercise of the option, an additional payment on the closing of the acquisition.  BDC stockholders could also receive additional future payments related to regulatory and sales milestones.  The BDC Option Agreement is subject to customary closing conditions including the receipt of necessary BDC stockholder approvals.  BDC is currently conducting a Phase II placebo-controlled proof of concept study with the tumor necrosis factor (TNF) inhibitor, etanercept, epidurally administered to a minimum of 40 patients with sciatica.   Sciatica is a neuropathic inflammatory pain condition that occurs when the sciatic nerve is compressed, injured or irritated.   BDC has secured an intellectual property estate around use of TNF inhibitors for sciatic pain in patients with intervertebral disk herniation, as well as other spinal disorders. We may exercise the option at any time during a specified period after receipt of one-month patient response data from the BDC’s Phase II proof of concept study.  Data are anticipated to be available in the second half of 2010.

Research Restructuring

In October 2009, we began to restructure our discovery research organization to focus on our pipeline opportunities, primarily in oncology, inflammatory diseases and pain, with an emphasis on our biologic opportunities, wind down our internal research efforts in CNS and reduce our overall cost structure.  As part of this restructuring, by the first quarter of 2010, we expect to eliminate approximately 35 jobs at our West Chester, Pennsylvania research center through a combination of voluntary resignations and terminations.   We expect to incur certain costs associated with this restructuring.  Based on our current expectations, the total estimated pre-tax costs of the restructuring are between $4.0 million and $6.0 million in severance costs.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2008.  The 2008 Form 10-K has been supplemented by our Current Report on Form 8-K, filed with the SEC on May 20, 2009, to reflect our adoption, effective January 1, 2009 of the transition provisions of accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) and accounting for noncontrolling interests in consolidated financial statements.

EXECUTIVE SUMMARY

Cephalon, Inc. is an international biopharmaceutical company dedicated to the discovery, development and commercialization of innovative products in four core therapeutic areas: central nervous system (“CNS”), pain, oncology, and our latest area of focus, inflammatory diseases. Cephalon has recently completed certain transactions designed to build a portfolio of potential products targeted to the treatment of inflammatory diseases.  In 2009, Cephalon (i) acquired Arana Therapeutics Limited, an Australian company, whose lead domain antibody compound, ART621, is in Phase II development for patients with certain inflammatory diseases; (ii) acquired an exclusive, worldwide license to the ImmuPharma investigational compound, LUPUZOR™, which is in development for the treatment of systemic lupus erythematosus; and (iii) purchased an option to acquire privately-held Ception Therapeutics, Inc., whose lead humanized monoclonal antibody compound, reslizumab, is in development for the treatment of pediatric eosinophilic esophagitis.  In addition to conducting an active research and development program, we market seven proprietary products in the United States and numerous products in various countries throughout Europe and the world.  Consistent with our core therapeutic areas, we have aligned our approximately 775 person U.S. field sales and sales management teams by area.  We have a sales and marketing organization numbering approximately 400 persons that supports our presence in nearly 20 European countries, including France, the United Kingdom, Germany, Italy and Spain, and certain countries in Africa and the Middle East.

Our most significant product is PROVIGIL® (modafinil) Tablets [C-IV], which comprised 49% of our total consolidated net sales for the nine months ended September 30, 2009, of which 94% was in the U.S. market.  For the nine months ended September 30, 2009, consolidated net sales of PROVIGIL increased 9% over the nine months ended September 30, 2008.  PROVIGIL is indicated for the treatment of excessive sleepiness associated with narcolepsy, obstructive sleep apnea/hypopnea syndrome (“OSA/HS”) and shift work sleep disorder (“SWSD”).  In June 2007, we secured final U.S. Food and Drug Administration (the “FDA”) approval of NUVIGIL® (armodafinil) Tablets [C-IV] for the same indications as PROVIGIL.  NUVIGIL is a single-isomer formulation of modafinil, the active ingredient in PROVIGIL.  The product is protected by a composition of matter patent that will expire on December 18, 2023 and covers a novel polymorphic form of armodafinil, the active pharmaceutical ingredient in NUVIGIL.  We launched NUVIGIL on June 1, 2009 and have shifted our CNS marketing efforts from PROVIGIL to NUVIGIL.  In March 2009, we announced positive results from a Phase 2 clinical trial of NUVIGIL as adjunctive therapy for treating major depressive disorder in adults with bipolar I disorder and our plan to advance to Phase 3 trials for this indication. In April 2009, we announced positive results from a Phase 3 clinical trial of NUVIGIL as a treatment for excessive sleepiness associated with jet lag disorder and filed a supplemental new drug application (an “sNDA”) for this indication with the FDA in June 2009.  The FDA has granted priority review for the jet lag disorder sNDA, and we expect a response from the FDA by December 29, 2009.  In May 2009, we announced positive results from a Phase 4 study of NUVIGIL in obstructive sleep apnea and comorbid major depressive disorder requiring ongoing antidepressant therapy.

On a combined basis, our two next most significant products are FENTORA® (fentanyl buccal tablet) [C-II] and ACTIQ® (oral transmucosal fentanyl citrate) [C-II] (including our generic version of ACTIQ (“generic OTFC”)).  Together, these products comprised 18% of our total consolidated net sales for the nine months ended September 30, 2009, of which 85% was in the U.S. market.   In October 2006, we launched FENTORA in the United States.  FENTORA is indicated for the management of breakthrough pain in patients with cancer who are already receiving and are tolerant to opioid therapy for their underlying persistent cancer pain.  In April 2008, we received marketing authorization from the European Commission for EFFENTORA™ for the same indication as FENTORA and launched the product in certain European countries in January 2009. We have focused our clinical strategy for FENTORA on studying the product in opioid-tolerant patients with breakthrough pain associated with chronic pain conditions, such as neuropathic pain and back pain.  In November 2007, we submitted an sNDA to the FDA seeking approval to market FENTORA for the management of breakthrough pain in opioid tolerant patients with chronic pain conditions.  In May 2008, an FDA Advisory Committee voted not to recommend approval of the FENTORA sNDA.  In September 2008, we received a complete response letter, in which the FDA requested that we implement and demonstrate the effectiveness of proposed enhancements to the current FENTORA risk management program.  In December 2008, we also received supplement request letters from the FDA requesting that we submit a Risk Evaluation and Mitigation Strategy (the “REMS Program”) with respect to FENTORA. We submitted our REMS Program to the FDA in early April 2009. To address the FDA’s requests in its September 2008 and December 2008 letters, we plan to implement SECURE Access™, a first-of-its-kind initiative designed to minimize the potential risk of overdose from an opioid through appropriate patient selection, as part of our REMS Program.  In July 2009, we exchanged correspondence with the FDA regarding elements of our REMS Programs for FENTORA and ACTIQ and have been engaged in ongoing discussions with the agency.  Subject to the timing and nature of further discussions with the FDA, we expect to receive a response from the FDA by or in the first quarter of 2010.  We believe that, by working with the FDA, we can design and implement a REMS Program to meet the FDA’s requests and possibly to provide a potential avenue for approval of the sNDA.  We anticipate initiating the REMS Program upon receipt of approval from the FDA.  With respect to ACTIQ, its sales have been meaningfully eroded by the launch of FENTORA and by generic OTFC products sold since June 2006 by Barr Laboratories, Inc. and by us through our sales agent, Watson Pharmaceuticals, Inc.  We expect this erosion will continue throughout 2009.  In September 2009, our obligation to supply Barr with generic OTFC ended pursuant to the terms of a license and supply agreement we entered into with Barr in July 2004.  We submitted our REMS Program for ACTIQ and generic OTFC in early April 2009.  Subject to the timing and nature of further discussions with the FDA, we expect to receive a response from the FDA by or in the first quarter of 2010.

In March 2008, the FDA granted an orphan drug designation for TREANDA® (bendamustine hydrochloride) for the treatment of patients with chronic lymphocytic leukemia (“CLL”) and, in April 2008, the product was launched.  In October 2008, we received FDA approval of TREANDA for treatment of patients with indolent B-cell non-Hodgkin’s lymphoma (“NHL”) who have progressed during or within six months of treatment with rituximab or a rituximab-containing regimen.  TREANDA comprised 10% of our total consolidated net sales for the nine months ended September 30, 2009, all of which were in the U.S. market.

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

In August 2007, we acquired exclusive North American rights to AMRIX® (cyclobenzaprine hydrochloride extended-release capsules) from E. Claiborne Robins Company, Inc., a privately-held company d/b/a ECR Pharmaceuticals (“ECR”).  Two dosage strengths of AMRIX (15 mg and 30 mg) were approved in February 2007 by the FDA for short-term use as an adjunct to rest and physical therapy for relief of muscle spasm associated with acute, painful musculoskeletal conditions.  We made the product available in the United States in October 2007 and commenced a full U.S. launch in November 2007.  In June 2008, the U.S. Patent and Trademark Office (the “PTO”) issued a pharmaceutical formulation patent for AMRIX, which expires in February 2025.  In July 2009, the PTO issued a notice of allowance for an additional pharmaceutical formulation patent application for AMRIX.  In October 2009, after further review, the PTO rejected that patent application.  We intend to appeal that decision.

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

The takeover offer closed on June 29, 2009.  Cephalon International’s relevant interest in Arana as of that date was 93.1%.  Cephalon International exercised a compulsory acquisition to acquire the remaining 6.9% interest in Arana’s ordinary shares, which was completed on August 8, 2009.  The total funds used to acquire Arana shares was $223.2 million, net of gains on foreign exchange contracts.

Arana is a biopharmaceutical company focused on developing next generation antibody and protein based drugs that will improve the lives of patients with inflammatory diseases and cancer. The company’s lead compound, ART621, is a new generation tumor necrosis factor (TNF) alpha blocker in Phase II development for patients with certain inflammatory diseases. Arana has a patent portfolio related to anti-TNF alpha antibodies and receives licensing income in connection with certain patents.  We acquired Arana in order to expand our technology base.  Arana is included in our United States operating segment.

Our initial investment in Arana was recorded as an available for sale investment. On May 27, 2009, we acquired additional shares for $89.8 million which increased our Arana holdings to 50.4% of the outstanding shares.  As a result, effective on that date we have included Arana in our consolidated financial statements.  The 90% Premium payment is considered contingent consideration and was initially recognized at its estimated fair value of $1.0 million for the shares purchased on May 27, 2009.  Upon satisfying the 90% criteria on June 12, 2009, the excess of the actual payments over the recorded liability for the 90% premium of $2.8 million was recorded as a charge to other income (expense), net.   The fair value of the noncontrolling interest in Arana as of May 27, 2009 was $104.7 million based on the closing stock price for Arana’s shares on that date.

The fair value of our Arana holdings of approximately 19.8% immediately prior to the acquisition on May 27, 2009 was $48.0 million.  This investment was remeasured to fair value on the acquisition date with the increase of $6.6 million over the original cost recognized in other income (expense), net.  This gain is the result of an increase in the value of the Australian dollar relative to the U.S. dollar, net of changes in the Arana share price.  For the quarter and nine months ended September 30, 2009, we have included $6.5 million and $8.5 million of revenues, respectively, and $11.1 million and $15.5 million of net losses, respectively, for Arana in our consolidated results in net income attributable to Cephalon, Inc.

Ception Therapeutics, Inc.

On January 13, 2009, we entered into an option agreement (the “Ception Option Agreement”) with Ception Therapeutics, Inc. (“Ception”).  Under the terms of the Ception Option Agreement, we have the irrevocable option (the “Ception Option”) to purchase all of the outstanding capital stock on a fully diluted basis of Ception at any time on or prior to the expiration of the Option Period (as defined below).  As consideration for the Ception Option, we paid $50.0 million to

Ception and paid Ception stockholders an aggregate of $50.0 million.  We also agreed to provide up to $25.0 million of financing to Ception during the Option Period.  As of September 30, 2009, we have advanced $3.5 million to Ception under the financing agreement. In October 2009, we advanced an additional $2.5 million to Ception under the financing agreement.  We, in our sole discretion, may exercise the Ception Option by providing written notice to Ception at any time during the period from January 13, 2009 to and including the date that (i) is fifteen business days after our receipt of the final study report for Ception’s ongoing Phase IIb/III clinical trial for reslizumab in pediatric patients with eosinophilic esophagitis (“Res-5-0002 EE Study”) indicating that the co-primary endpoints have been achieved or (ii) is thirty business days after our receipt of the final study report for Res-5-0002 EE Study indicating that the co-primary endpoints have not been achieved (the “Option Period”).   The Res-5-0002 EE Study is fully enrolled, and we anticipate completion of the study in the fourth quarter of 2009 or the first quarter of 2010.  If the data are positive and we exercise the Ception Option, we intend to file a Biologics License Application for reslizumab with the FDA in 2010.  If we exercise the Ception Option, we have agreed to pay a total of $250.0 million less any third party debt payable by Ception in exchange for all the outstanding capital stock of Ception on a fully-diluted basis.  Ception stockholders also could receive (i) additional payments related to clinical and regulatory milestones and (ii) royalties related to net sales of products developed from Ception’s program to discover small molecule, orally-active, anti-TNF (tumor necrosis factor) receptor agents.

Acusphere, Inc.

On November 3, 2008, we entered into a license and convertible note transaction with Acusphere, Inc.  In connection with the transaction, we received an exclusive worldwide license from Acusphere to all of its intellectual property relating to the development and marketing of celecoxib for all current and future indications. Under the license, we paid Acusphere an upfront fee of $5.0 million and agreed to make a $15.0 million milestone payment, as well as royalties on net sales.  In addition, we purchased a $15.0 million senior secured three-year convertible note (the “Acusphere Note”) from Acusphere, secured by substantially all the assets of Acusphere.  Separately, in March 2008, we purchased license rights for Acusphere’s Hydrophobic Drug Delivery Systems (HDDS™) technology for use in oncology therapeutics for $10.0 million.

On June 24, 2009, we exchanged the Acusphere Note and $1.0 million for (i) the elimination of the $15.0 million milestone payment and any future royalty payments associated with the celecoxib license agreement and (ii) the Acusphere patent rights relating to the HDDS technology.

We had previously determined that effective on November 3, 2008 Acusphere was a variable interest entity for which we were the primary beneficiary and began including Acusphere in our consolidated financial statements.  Effective with the termination of the Acusphere Note, we are no longer considered the primary beneficiary and deconsolidated Acusphere, resulting in a $9.4 million charge to acquired in-process research and development as a result of the elimination of the royalty and milestone payments associated with the celecoxib license agreement.

Effective January 1, 2009 through the deconsolidation of Acusphere on June 24, 2009, we attributed Acusphere’s losses to the noncontrolling interest, which increased net income attributable to Cephalon by $10.6 million during the nine months ended September 30, 2009.

LUPUZOR License

In November 2008, we entered into an option agreement (the “ImmuPharma Option Agreement”) with ImmuPharma plc (“ImmuPharma”) providing us with an option to obtain an exclusive, worldwide license to the investigational medication LUPUZOR™ for the treatment of systemic lupus erythematosus.  In January 2009, we exercised the option and entered into a Development and Commercialization Agreement with ImmuPharma based on a review of interim results of a Phase IIb study for LUPUZOR.  Under the terms of the ImmuPharma Option Agreement, we paid ImmuPharma a $15.0 million upfront option payment upon execution and a one-time $30.0 million license fee in February 2009.  We expect to announce final results from the Phase IIb study by the end of 2009 and commence a large Phase IIb study in early 2010.

RESULTS OF OPERATIONS

(In thousands)

Three months ended September 30, 2009 compared to three months ended September 30, 2008:

	Three months ended
	September 30,
	2009			2008			% Increase (Decrease)
	United States	Europe	Total	United States	Europe	Total	United States	Europe	Total
Net Sales:
PROVIGIL	$241,301	$16,693	$257,994	$241,366	$17,793	$259,159	—%	(6)%	—%
NUVIGIL	20,991	—	20,991	—	—	—	—	—	—
GABITRIL	11,560	1,340	12,900	12,176	2,337	14,513	(5)	(43)	(11)
CNS	273,852	18,033	291,885	253,542	20,130	273,672	8	(10)	7

ACTIQ	19,578	13,663	33,241	21,392	14,401	35,793	(8)	(5)	(7)
Generic OTFC	19,332	—	19,332	19,569	—	19,569	(1)	—	(1)
FENTORA	35,779	1,201	36,980	41,330	—	41,330	(13)	—	(11)
AMRIX	26,703	—	26,703	20,512	—	20,512	30	—	30
Pain	101,392	14,864	116,256	102,803	14,401	117,204	(1)	3	(1)

TREANDA	54,532	—	54,532	24,551	—	24,551	122	—	122
Other Oncology	4,010	24,526	28,536	4,691	23,195	27,886	(15)	6	2
Oncology	58,542	24,526	83,068	29,242	23,195	52,437	100	6	58

Other	6,632	37,382	44,014	11,351	35,000	46,351	(42)	7	(5)
Total Net Sales	440,418	94,805	535,223	396,938	92,726	489,664	11	2	9
Other Revenues	13,949	240	14,189	8,471	347	8,818	65	(31)	61
Total Revenues	$454,367	$95,045	$549,412	$405,409	$93,073	$498,482	12%	2%	10%

Net Sales- In the United States, we sell our proprietary products to pharmaceutical wholesalers, the largest three of which accounted for 75% of our total consolidated gross sales for the three months ended September 30, 2009.  Decisions made by these wholesalers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) can materially affect the level of our sales in any particular period and thus may not necessarily correlate to the number of prescriptions written for our products as reported by IMS Health Incorporated.

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

As of September 30, 2009, we received information from substantially all of our U.S. wholesaler customers about the levels of inventory they held for our U.S. branded products. Based on this information, which we have not independently verified, we believe that total inventory held at these wholesalers is approximately two to three weeks supply of our U.S. branded products at our current sales levels. While wholesalers maintained greater than three weeks supply of NUVIGIL as a result of the launch, total NUVIGIL inventory held by wholesalers has decreased during the quarter. Based on a retail inventory survey in June 2009, we believe that our generic OTFC inventory held at wholesalers and retailers is approximately three months. We do not expect that potential future fluctuations in inventory levels of generic OTFC held by retailers will have a significant impact on our financial position and results of operations.

For the three months ended September 30, 2009, in addition to the factors addressed below, net sales were also impacted by changes in the product sales allowances deducted from gross sales as described further below and by changes in the relative levels of the number of units of inventory held at wholesalers and retailers.  Declines in foreign exchange rates versus the U.S. dollar caused a 9% decrease in European net sales.  The other key factors that contributed to the increase in net sales, period to period, are summarized by product as indicated below.

•                  In CNS, net sales increased 7%.  Net sales of NUVIGIL, launched in June 2009, contributed to an 8% increase in CNS sales in the U. S., while PROVIGIL net sales in the U.S. maintained their prior year levels due to price increases in 2008 and 2009, offset by a decline in unit sales due to the introduction of NUVIGIL and the transition of our marketing support from PROVIGIL to NUVIGIL.  For the three months ended September 30, 2009, NUVIGIL represents 15% of the combined NUVIGIL/PROVIGIL prescriptions.  European net sales of PROVIGIL decreased 6% due to the unfavorable effect of exchange rates, partially offset by increases in unit sales. Net sales of GABITRIL, a non-promoted product, decreased 5%  in the U.S and 43% in Europe. In the US, the decrease in prescriptions was partially offset by a 15% price increase in August 2008, while in Europe, sales were impacted by the unfavorable effect of exchange rate changes.

•                  In Pain, net sales decreased 1 percent. Net sales of our pain products have been negatively impacted by an overall decline in the rapid onset opioid market.  Net sales of FENTORA decreased 11%, due to decreased volume, partially offset by domestic price increases in 2008 and 2009 and the introduction of FENTORA in Europe during 2009.  Net sales of ACTIQ in the U.S. decreased by 8% due to loss of market share to generic competition, partially offset by price increases in 2008.   Net sales of our own generic OTFC and shipments of our generic OTFC to Barr decreased 1%.  In September 2009, our obligation to supply Barr with generic OTFC ended pursuant to the terms of a license and supply agreement we entered into with Barr in July 2004.  Net sales of ACTIQ in Europe decreased 5%, as the impact of unfavorable exchange rate changes exceeded the increase in unit sales.  The decreases in net sales of FENTORA, ACTIQ and generic OTFC were largely offset by a 30% increase in AMRIX net sales as AMRIX, launched in late 2007, gained market share over prior year levels.  Current period sales also benefited from an 8% price increase in February 2009.  These increases were partially offset by increases in gross to net sales deductions for AMRIX.

•                  In Oncology, net sales increased 58 percent. This increase was attributable to the growth of TREANDA, which launched in April 2008.  Net sales of our European oncology products increased 6%, due primarily to increases in unit sales of MYOCET, offset by the unfavorable effect of exchange rate changes. Throughout 2009, we expect Oncology net sales to exceed prior year amounts due to the increased sales levels of TREANDA.

•                  Other net sales, which consist primarily of net sales of other products and certain third party products, decreased 5 percent, primarily due to the November 2008 termination of our agreement with Alkermes, Inc.

Other Revenues—The increase of 61% from period to period is primarily due to revenues from Arana.

Analysis of gross sales to net sales—The following table presents the product sales allowances deducted from gross sales to arrive at a net sales figure:

	Three months ended
	September 30,
	2009	2008	Change	% Change
Gross sales	$614,010	$562,074	$51,936	9%
Product sales allowances:
Prompt payment discounts	10,354	9,378	976	10
Wholesaler discounts	8,246	(10)	8,256	100
Returns	16,836	16,687	149	1
Coupons	3,532	5,194	(1,662)	(32)
Medicaid discounts	11,829	11,493	336	3
Managed care and governmental contracts	27,990	29,668	(1,678)	(6)
	78,787	72,410	6,377	9
Net sales	$535,223	$489,664	$45,559	9%
Product sales allowances as a percentage of gross sales	12.8%	12.9%

Prompt payment discounts increased for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 due to the increase in sales. Wholesaler discounts increased period over period as fewer discounts were required for the third quarter of 2008 as a result of price increases.  Returns remained consistent as a decrease in the returns provision for ACTIQ was offset by increased returns provisions for FENTORA, PROVIGIL, AMRIX and generic OTFC and the recognition of estimated returns due to the launch of NUVIGIL. Coupons decreased as a result of the termination of the PROVIGIL coupon program, partially offset by the effect of NUVIGIL coupon programs.

Medicaid discounts increased slightly for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 due to price increases, offset by the lower Medicaid utilization of our CNS and Pain products.  Managed care and governmental contracts decreased for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 due to decreases in rebates for certain managed care and governmental programs, particularly with respect to sales of our pain products.  In the future, we expect product sales allowances as a percentage of gross sales to trend upward due to the impact of potential future price increases on Medicaid discounts and potential increases related to Medicaid, managed care and governmental contracts sales.

	Three months ended
	September 30,
	2009	2008	Change	% Change
Costs and expenses:
Cost of sales	$90,456	$121,477	$(31,021)	(26)%
Research and development	99,157	88,325	10,832	12
Selling, general and administrative	194,068	222,948	(28,880)	(13)
Settlement reserve	—	7,450	(7,450)	(100)
Restructuring charges	1,062	1,497	(435)	(29)
Acquired in-process research and development	6,000	—	6,000	—
	$390,743	$441,697	$(50,954)	(12)%

Cost of Sales—The cost of sales was 16.9% of net sales for the three months ended September 30, 2009 and 24.8% of net sales for the three months ended September 30, 2008.  Cost of sales decreased in 2009 by 26% due a $9.5 million gain during the third quarter of 2009 in connection with our agreement with one of our modafinil suppliers to reduce our excess modafinil purchase commitments.  In 2008, we recorded a reserve for excess modafinil purchase commitments of $26.0 million. In the third quarter of 2009, royalties paid to TEVA decreased by $5.4 million, as we fully satisfied any and all royalty contractual commitments. For the three months ended September 30, 2009 and 2008, we recognized $26.4 million and $24.0 million of amortization expense included in cost of sales, respectively. Amortization expense increased due to inclusion of amortization for Arana, offset by a reduction in amortization related to VIVITROL. We recorded accelerated depreciation charges of $5.0 million and $4.5 million in the third quarter of 2009 and 2008, respectively.

Research and Development Expenses—Research and development expenses increased $10.8 million, or 12%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. This increase is primarily attributable to R&D charges related to our variable interest entity (“VIE”) of $6.3 million and Arana of $7.6 million, for which there were no equivalent amounts in the prior year.  Clinical activity decreased in the third quarter of 2009, as compared to the third quarter of 2008, primarily related to NUVIGIL. For the three months ended September 30, 2009 and 2008, we recognized $7.3 million and $7.3 million of depreciation expense included in research and development expenses, respectively.

Selling, General and Administrative Expenses—Selling, general and administrative expenses decreased $28.9 million, or 13% for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. In the third quarter of 2008, we recognized $27.2 million of estimated Sunset Payments due to Takeda Pharmaceuticals North America, Inc. (“TPNA”).  In the third quarter of 2009, expenses decreased due to reduced selling expenses related to PROVIGIL and reduced promotional expense resulting from the termination of the TPNA contract. This was offset by increased promotional expenses associated with the launch of NUVIGIL and with AMRIX.  In the third quarter of 2009, we incurred $0.8 million of selling, general and administrative charges related to our VIE and $0.9 million related to Arana.  For the three months ended September 30, 2009 and 2008, we recognized $6.1 million and $5.3 million of depreciation expense included in selling, general and administrative expenses, respectively.

Acquired in-process research and development—For the three months ended September 30, 2009, we incurred expense of $6.0 million in exchange for license rights to certain of XOMA Ltd.’s proprietary antibody library materials.

Settlement reserve— For the three months ended September 30, 2008, we recognized $7.4 million for the charges relating to the settlement of investigations by the states of Connecticut and Massachusetts, and for our estimate of attorneys’ fees for the Relators as part of the U.S. Attorney’s Office settlement.

Restructuring charges—For the three months ended September 30, 2009 and 2008, we recorded $1.1 million and $1.5 million, respectively, related to our restructuring plan to consolidate certain manufacturing and research and development activities within our U.S. locations.  These charges primarily consist of severance payments and accruals for employees who have or are expected to be terminated as a result of this restructuring plan.  For additional information, see Note 3 of the Consolidated Financial Statements included in Part I, Item 1 of this Report.

	Three months ended
	September 30,
	2009	As adjusted 2008*	Change	% Change
Other income (expense):
Interest income	$1,821	$4,002	$(2,181)	(54)%
Interest expense	(26,495)	(19,013)	(7,482)	39
Other income (expense), net	3,775	(2,284)	6,059	265
	$(20,899)	$(17,295)	$(3,604)	(21)%

*As adjusted in accordance with the transition provisions of accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).

Other Income (Expense)—Other income (expense) increased $3.6 million, or 21%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. The increase was attributable to the following factors:

•                  a $2.2 million decrease in interest income due to lower average interest rates, partially offset by higher average investment balances;

•                  a $7.5 million increase in interest expense due to interest and debt discount on our 2.5% convertible notes issued in May 2009, partially offset by the elimination of $3.8 million of interest expense related to the agreement in principle with the U.S. Attorney’s Office that we incurred in 2008; and

•                  a $6.1 million increase in other income (expense) primarily due to fluctuations in foreign currency gains and losses in the comparable periods.

For additional information on our Arana transaction, see Note 2 of the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three months ended
	September 30,
	2009	As adjusted 2008*	Change	% Change
Income tax expense	$42,673	$(66,108)	$108,781	(165)%

*As adjusted in accordance with the transition provisions of accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).

Income Taxes—For the three months ended September 30, 2009, we recognized $42.7 million of income tax expense on income before income taxes of $137.8 million, resulting in an overall effective tax rate of 31.0%. We have not recognized tax benefit for losses attributable to non-controlling interest of $7.6 million. In August 2009 we recognized an additional tax benefit of $13.8 million over the benefits recorded at December 31, 2008, due to our closing agreement with the IRS in which both parties agreed that the nondeductible punitive portion of the Settlement Agreement is $152.3 million. This compared to income tax benefit for the three months ended September 30, 2008 of $66.1 million on income before income taxes of $39.5 million.  This includes a tax benefit of $84.5 million, of which $82.3 million related to the settlement with the U.S. Attorney’s Office, for which the related expense was recorded in 2007, and $2.2 million related to the settlements with Connecticut and Massachusetts, for which the related expense was recorded in the third quarter of 2008.

	Three months ended
	September 30,
	2009	2008	Change	% Change
Net loss attributable to noncontrolling interest	$7,625	$—	$7,625	—%

Noncontrolling Interest— For the three months ended September 30, 2009, we recorded a loss attributable to noncontrolling interest of $7.6 million, related to our investment in Ception and Arana.  Arana became a wholly owned subsidiary on August 8, 2009. For additional information, see Note 2 of the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008:

	Nine months ended September 30,
	2009			2008			% Increase (Decrease)
	United States	Europe	Total	United States	Europe	Total	United States	Europe	Total
Net Sales:
PROVIGIL	$726,313	$47,111	$773,424	$658,777	$48,428	$707,205	10%	(3)%	9%
NUVIGIL*	37,777	—	37,777	—	—	—	—	—	—
GABITRIL	37,058	3,871	40,929	37,614	6,669	44,283	(1)	(42)	(8)
CNS	801,148	50,982	852,130	696,391	55,097	751,488	15	(7)	13

ACTIQ	71,148	38,122	109,270	96,960	40,734	137,694	(27)	(6)	(21)
Generic OTFC	66,834	—	66,834	75,845	—	75,845	(12)	—	(12)
FENTORA	99,686	2,438	102,124	116,637	—	116,637	(15)	—	(12)
AMRIX	83,807	—	83,807	47,399	—	47,399	77	—	77
Pain	321,475	40,560	362,035	336,841	40,734	377,575	(5)	—	(4)

TREANDA	160,549	—	160,549	38,932	—	38,932	312	—	312
Other Oncology	13,529	67,726	81,255	14,259	70,837	85,096	(5)	(4)	(5)
Oncology	174,078	67,726	241,804	53,191	70,837	124,028	227	(4)	95

Other	26,167	106,474	132,641	37,995	117,517	155,512	(31)	(9)	(15)
Total Net Sales	1,322,868	265,742	1,588,610	1,124,418	284,185	1,408,603	18	(6)	13
Other Revenues	28,016	567	28,583	24,377	1,436	25,813	15	(61)	11
Total Revenues	$1,350,884	$266,309	$1,617,193	$1,148,795	$285,621	$1,434,416	18%	(7)%	13%

* Net Sales since June 1, 2009 launch date.

Net Sales—For the nine months ended September 30, 2009, in addition to the factors addressed below, net sales were also impacted by changes in the product sales allowances deducted from gross sales as described further below and by changes in the relative levels of the number of units of inventory held at wholesalers and retailers.  Declines in foreign exchange rates versus the U.S. dollar caused a 13% decrease in European net sales.   The other key factors that contributed to the increase in net sales, period to period, are summarized by product as indicated below.  All references to prescription trends are based on information obtained from IMS Health.

•                  In CNS, net sales increased 13%.  Net sales of NUVIGIL, launched in June 2009, contributed to a 15% increase in CNS sales in the U.S., while PROVIGIL net sales in the U.S. increased by 10% due to price increases in 2008 and 2009, partially offset by a decline in unit sales due to the introduction of NUVIGIL and the transition of our marketing support from PROVIGIL to NUVIGIL.  European net sales of PROVIGIL decreased 3% due to the unfavorable effect of exchange rates, partially offset by increases in unit sales. Net sales of GABITRIL, a non-promoted product, decreased 42% in Europe due to a decrease in unit sales and the unfavorable effect of exchange rate changes.

•                  In Pain, net sales decreased 4 percent.  Net sales of our pain products have been negatively impacted by an overall decline in the rapid onset opioid market.  Net sales of FENTORA decreased 12%, due to decreased volume, partially offset by domestic price increases in 2008 and 2009 and the introduction of FENTORA in Europe during 2009.  Net sales of ACTIQ in the U.S. decreased by 27% due to loss of market share to generic competition, partially offset by price increases during 2008.  Net sales of our own generic OTFC and shipments of our generic OTFC to Barr decreased 12%.  In September 2009, our obligation to supply Barr with generic OTFC ended pursuant to the terms of a license and supply agreement we entered into with Barr in July 2004.  Net sales of ACTIQ in Europe decreased 6%, as the unfavorable effect of exchange rate changes exceeded the increase in unit sales.  The decreases in net sales of FENTORA, ACTIQ and generic OTFC were largely offset by a 77% increase in AMRIX net sales. AMRIX, launched in late 2007, gained market share over prior year levels. Current period sales also benefited from an 8% price increase in February 2009.  These increases were partially offset by increases in gross to net sales deductions for AMRIX.

•                  In Oncology, net sales increased 95 percent. This increase was attributable to the growth of TREANDA, which launched in April 2008.  Net sales of our European oncology products decreased 4% as the unfavorable effect of exchange rate changes exceeded the increase in unit sales.  Throughout 2009, we expect Oncology net sales to exceed prior year amounts due to the increased sales levels of TREANDA.

•                  Other net sales, which consist primarily of net sales of other products and certain third party products, decreased 15 percent, primarily due to the November 2008 termination of our agreement with Alkermes, Inc.

Other Revenues—The increase of 11% from period to period is primarily due to revenues from Arana, offset by a decrease in revenues from our collaborators including royalties, milestone payments and fees.

Analysis of gross sales to net sales—The following table presents the product sales allowances deducted from gross sales to arrive at a net sales figure:

	Nine months ended September 30,
	2009	2008	Change	% Change
Gross sales	$1,828,105	$1,600,034	$228,071	14%
Product sales allowances:
Prompt payment discounts	31,873	26,176	5,697	22
Wholesaler discounts	21,388	5,910	15,478	262
Returns	48,556	26,842	21,714	81
Coupons	22,863	16,370	6,493	40
Medicaid discounts	32,421	29,314	3,107	11
Managed care and governmental contracts	82,394	86,819	(4,425)	(5)
	239,495	191,431	48,064	25
Net sales	$1,588,610	$1,408,603	$180,007	13%
Product sales allowances as a percentage of gross sales	13.1%	12.0%

Prompt payment discounts increased for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 due to the increase in sales, the timing of discounts granted and level of discounts taken; prompt payment discounts are generally granted at 2.0% of gross sales. Wholesaler discounts increased period over period because fewer discounts were required for early 2008 as a result of price increases.  Returns increased as a result of increased returns percentages related to ACTIQ, PROVIGIL and FENTORA sales, compared to prior year, and the recognition of estimated returns due to the launch of NUVIGIL.  Coupons increased as a result of the effect of NUVIGIL coupon programs, partially offset by the termination of the PROVIGIL coupon program in the third quarter of 2009.

Medicaid discounts increased slightly for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 due to price increases, offset by the lower Medicaid utilization of our CNS and Pain products.  Managed care and governmental contracts decreased for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 due to decreases in rebates for certain managed care and governmental programs, particularly with respect to sales of our Pain products. In the future, we expect product sales allowances as a percentage of gross sales to trend upward due to the impact of potential future price increases on Medicaid discounts and potential increases related to Medicaid, Medicare Part D, managed care and governmental contracts sales.

	Nine months ended September 30,
	2009	2008	Change	% Change
Costs and expenses:
Cost of sales	$293,633	$312,711	$(19,078)	(6)%
Research and development	304,266	250,169	54,097	22
Selling, general and administrative	618,314	631,832	(13,518)	(2)
Settlement reserve	—	7,450	(7,450)	(100)
Restructuring charge	3,944	6,973	(3,029)	(43)
Acquired in-process research and development	46,118	10,000	36,118	361
	$1,266,275	$1,219,135	$47,140	4%

Cost of Sales—The cost of sales was 18.5% of net sales for the nine months ended September 30, 2009 and 22.2% of net sales for the nine months ended September 30, 2008.  Cost of sales decreased by 6%, due a $9.5 million gain during the third quarter of 2009 in connection with our agreement with one of our modafinil suppliers to reduce our excess modafinil purchase commitments.  In 2008, we recorded a reserve for excess modafinil purchase commitments of $26.0 million based on our third quarter 2008 analysis of  estimated future requirements. This is offset by an addition to the reserve of $3.0 million, recorded in the second quarter of 2009.  In 2009, royalties paid to TEVA decreased by $5.4 million, as we fully satisfied royalty contractual commitments during July 2009.  For the nine months ended September 30, 2009 and 2008, we recognized $70.6 million and $77.0 million of amortization expense included in cost of sales, respectively.  Amortization expense decreased by $5.6 million due to the increase in estimated useful life for AMRIX from 5 to 18 years and by $5.5 million due to the elimination of amortization for VIVITROL, partially offset by increases in amortization for TREANDA and Arana. We recorded accelerated depreciation charges of $14.0 million and $8.4 million in the first nine months of 2009 and 2008, respectively.

Research and Development Expenses—Research and development expenses increased $54.1 million, or 22%, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. For the nine months ended September 30, 2009, we recognized increased clinical activity and medical affairs expenses related to NUVIGIL and FENTORA and recognized R&D charges related to our VIE’s of $25.5 million and Arana of $10.9 million, for which there was no equivalent amount in the prior year.  For the nine months ended September 30, 2009 and 2008, we recognized $20.4 million and $17.4 million, respectively, of depreciation expense included in research and development expenses.

Selling, General and Administrative Expenses—Selling, general and administrative expenses decreased $13.5 million, or 2%, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.  In the third quarter of 2008, we recognized $27.2 million of estimated Sunset Payments due to TPNA.  For the nine months ended September 30, 2009, expenses decreased due to reduced selling expenses related to PROVIGIL and reduced promotional expense resulting from the termination of the TPNA contract. This was offset by increased promotional expenses associated with the launch of NUVIGIL and with AMRIX and $7.4 million related to our VIE’s and $3.6 million related to Arana, for which there was no equivalent amount in the prior year. For the nine months ended September 30, 2009 and 2008, we recognized $18.3 million and $15.0 million, respectively, of depreciation expense included in selling general and administrative expenses.

Settlement reserve—For the nine months ended September 30, 2008, we recognized $7.4 million for the charges relating to the settlement of investigations by the states of Connecticut and Massachusetts, and for our estimate of attorneys’ fees for the Relators as part of the U.S. Attorney’s Office settlement.

Restructuring charges—For the nine months ended September 30, 2009 and 2008, we recorded $3.9 million and $7.0 million, respectively, related to our restructuring plan to consolidate certain manufacturing and research and development activities within our U.S. locations.  These charges primarily consist of severance payments and accruals for employees who have or are expected to be terminated as a result of this restructuring plan. For additional information, see Note 3 of the Consolidated Financial Statements included in Part I, Item I of this Report.

Acquired in-process research and development—For the nine months ended September 30, 2009, we incurred expense of:

•      $9.4 million in connection with Acusphere for the elimination of the $15 million milestone and royalty payments associated with the celecoxib license agreement and patent rights relating to their HDDS technology;

•      $30.0 million in exchange for the exclusive, worldwide license rights to LUPUZOR, acquired from ImmuPharma plc.;

•      $0.8 million in exchange for the exclusive sublicense to bendamustine hydrochloride in China and Hong Kong, acquired from SymBio Pharmaceuticals Limited (“SymBio”); and

•      $6.0 million in exchange for license rights to certain of XOMA Ltd.’s proprietary antibody library materials.

For the nine months ended September 30, 2008, we recorded acquired in-process research and development expense of $10.0 million related to our license of Acusphere HDDS technology for use in oncology therapeutics.

	Nine months ended September 30,
	2009	As adjusted 2008*	Change	% Change
Other income (expense):
Interest income	$3,455	$15,515	$(12,060)	(78)%
Interest expense	(63,213)	(62,080)	(1,133)	2
Other income (expense), net	42,418	1,488	40,930	2,751
	$(17,340)	$(45,077)	$27,737	(62)%

*As adjusted in accordance with the transition provisions of accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).

Other Income (Expense)—Other income (expense) decreased $27.7 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. The decrease was attributable to the following factors:

•      a $12.1 million decrease in interest income due to lower investment returns, partially offset by higher average investment balances;

•      a $1.1 million increase in interest expense due to interest and debt discount on our  2.5% convertible notes issued in May 2009, our investments in our VIE’s and interest associated with the TPNA sunset payment, partially offset by $11.3 million of estimated accrued interest related to the agreement with the U.S. Attorney’s Office that we incurred in 2008 for which there is no comparative amount in 2009.

•      a $40.9 million increase in other income (expense), net due to the following:

•      $6.6 million gain on pre-bid Arana holdings;

•      $2.8 million loss on Arana contingent consideration (90% ownership incentive payment);

•      $10.0 million gain on the excess of Arana net assets over consideration;

•      $19.0 million gains on foreign exchange derivative instruments; and

•      $8.1 million increase in foreign exchange gains primarily associated with holding Australian dollars in connection with our Arana transaction.

For additional information, see Note 2 of the Consolidated Financial Statements included in Part I, Item I of this Report.

	Nine months ended September 30,
	2009	As adjusted 2008*	Change	% Change
Income tax expense (benefit)	$122,659	$(17,727)	$140,386	(792)%

*As adjusted in accordance with the transition provisions of accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).

Income Taxes— For the nine months ended September 30, 2009 we recognized $122.7 million of income tax expense on income before income taxes of $333.6 million, resulting in an overall effective tax rate of 36.8%. We have not recognized tax benefits for losses attributable to non-controlling interest of $35.2 million.  In August 2009 we recognized an additional tax benefit of $13.8 million over the benefits recorded at December 31, 2008, due to our closing agreement with the IRS in which both parties agreed that the nondeductible punitive portion of the Settlement Agreement is $152.3 million. This compared to income tax benefit for the nine months ended September 30, 2008 of $17.7 million on income before income taxes of $170.2 million. This includes a tax benefit of $84.5 million, of which $82.3 million related to the settlement with the U.S. Attorney’s Office, for which the related expense was recorded in 2007, and $2.2 million related to the settlements with Connecticut and Massachusetts, for which the related expense was recorded in the third quarter of 2008.  The nine months ended September 30, 2008 also included an additional tax expense of $5.2 million return to provision adjustment for the 2007 federal tax returns timely filed in September 2008 and a release of $4.4 million in tax reserve for tax contingencies which were previously under audit by tax authorities.

	Nine months ended
	September 30,
	2009	As adjusted 2008	Change	% Change
Net loss attributable to noncontrolling interest	$35,150	$—	$35,150	—%

Noncontrolling Interest— For the nine months ended September 30, 2009, we recorded a loss attributable to noncontrolling interest of $35.2 million, related to our investment in Ception, Acusphere and Arana.  Arana became a wholly owned subsidiary on August 8, 2009. For additional information, see Note 2 of the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands)

	As of
	September 30, 2009	As adjusted December 31, 2008*
Financial assets:
Cash and cash equivalents	$1,453,814	$524,459
Short-term investments	131,403	—
Total cash, cash equivalents and short-term investments	$1,585,217	$524,459

Debt and Redeemable Equity:
Current portion of long-term debt- convertible notes	$1,019,945	$1,019,888
Current portion of long-term debt discount- convertible notes	(217,861)	(248,403)
Current portion of long-term debt- other debt	7,997	10,133
Long-term debt	357,555	3,692
Redeemable equity	217,861	248,403
Total debt and redeemable equity	$1,385,497	$1,033,713

Select measures of liquidity and capital resources:
Working capital surplus	$1,163,321	$156,410
Total cash, cash equivalents and short-term investments as a percentage of total assets	34%	17%

	Nine months ended September 30,
	2009	As adjusted 2008*
Change in cash and cash equivalents
Net cash provided by operating activities	$517,131	$282,777
Net cash used for investing activities	(276,075)	(79,910)
Net cash provided by (used for) financing activities	686,004	(174,340)
Effect of exchange rate changes on cash and cash equivalents	2,295	(601)
Net increase in cash and cash equivalents	$929,355	$27,926

*As adjusted in accordance with the transition provisions of accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).

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

The change in receivables in 2009 is due to a federal tax refund of $67.3 million received in 2009 for previously paid 2008 estimated federal taxes.  This refund was principally due to the tax benefit relating to the termination of our collaboration with Alkermes for the marketing and sale of VIVITROL and the settlement with the U.S. Attorney’s Office.  In 2008, receivables increased due to increases in net sales and taxes receivable.

In 2009, other assets decreased due to the application of a $25.0 million deposit paid in 2008 towards the Ception Option Agreement entered into during the first quarter of 2009.  In 2008, other assets increased due to increases in prepaid taxes and NUVIGIL inventory.

The increase in accounts payable, accrued expenses, and deferred revenues was higher in 2009 than in 2008 due to larger increases in accrued taxes and sales reserves.  In 2009, other liabilities decreased due to the reduction of the modafinil purchase commitments reserve in the third quarter of 2009.  In 2008, other liabilities increased due to the increase in the modafinil purchase commitments reserve recognized in the third quarter of 2008 and the recognition of the liability for Sunset Payments due to TPNA.

Net Cash Used for Investing Activities

Cash used in investing activities primarily relates to acquisitions of business, technologies, products and product rights and funds used for capital expenditures in property and equipment.

Net cash used for investing activities was $276.1 million in 2009 as compared to $79.9 million in 2008. The increase in cash used between periods is primarily attributable to:

•      $232.5 million paid in 2009 in conjunction with our acquisition of Arana, net of cash acquired; and

•      $75.0 million paid in 2009 as consideration for an option to purchase Ception; offset by

•      a $52.6 million increase in cash flow due to the initial consolidation of Ception in 2009 as a variable interest entity;

•      an increase in cash flows due to proceeds of $26.8 million received in 2009 upon settlement of a foreign exchange contracts; and

•      a decrease in cash used on intangible asset expenditures as 2008 included a payment of a $25.0 million milestone paid upon the initial FDA approval of TREANDA.

Net Cash Provided by (Used for) Financing Activities

Cash provided by financing activities during 2009 primarily relates to proceeds received from the issuance of common stock and convertible debt. On May 27, 2009, we issued an aggregate of 5,000,000 shares of common stock, resulting in net cash proceeds of $288.0 million. Also on May 27, 2009, we issued through a public offering $500 million aggregate principal amount of 2.5% convertible senior subordinated notes due May 1, 2014 (the “2.5% Notes”).  Concurrent with the offering of the 2.5% Notes in May 2009, we purchased a convertible note hedge from Deutsche Bank AG (“DB”) at a cost of $121.0 million and sold to DB warrants to purchase an aggregate of 7,246,377 shares of our common stock and received net proceeds from the sale of these warrants of $37.6 million.   For more information, see Note 10 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash used for financing activities in 2008 is primarily due to $213.1 million paid upon the conversion or redemption of our 2008 Zero Coupon Convertible Notes.

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

Commitments and Contingencies

-Other Commitments and Contingencies

There has been a material change to the convertible notes line of our Contractual Obligations Table, presented in our Annual Report on Form 10-K for the year ended December 31, 2008.  Our contractual obligations related to convertible notes total $1.5 billion as of September 30, 2009, due to the issuance of our 2.5% Notes.  As of September 30, 2009, our 2.0% Notes are convertible because the closing price of our common stock on that date was higher than the restricted conversion prices of these notes and our Zero Coupon Notes are current based on maturity date.  As a result, the associated $1.0 billion in convertible notes have been classified as current liabilities and redeemable equity on our consolidated balance sheet as of September 30, 2009 and are therefore considered payable within one year.  The remaining $0.5 billion of convertible notes are due during 2014 and thereafter.  There have been no other material changes to the Contractual Obligations Table.  The table excludes unrecognized tax benefits, which totaled $62.6 million as of January 1, 2009 and $73.7 million as of September 30, 2009.  During the twelve months ending September 30, 2010, we do not expect to make any significant cash tax payments related to unrecognized tax benefits recorded at September 30, 2009.

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

Marketed Products and Product Candidates

Sales growth of our wakefulness products depends, in part, on the continued effectiveness of the various settlement agreements we entered into in late 2005 and early 2006, as well as our maintenance of protection in the United States and abroad of the modafinil particle-size patent through its expiration beginning in 2014 and our NUVIGIL polymorph patent through its expiration beginning in 2023.  For more information, see Note 11 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.  During the first nine months of 2009, we experienced an 8% decline in prescriptions of PROVIGIL.  Growth of our wakefulness product sales in the future may depend in part on our ability to build upon the launch of NUVIGIL in the U.S.  We have shifted our CNS marketing efforts from PROVIGIL to NUVIGIL.

Our future growth depends in large part on our ability to achieve continued sales growth with AMRIX and TREANDA, which we launched in October 2007 and April 2008, respectively.  Growth of AMRIX sales will depend in part on the strength of the patent covering the product, particularly in light of the ANDAs filed by Barr, Mylan, Impax and Anchen.

Our future growth also depends, in part, on our ability to successfully market FENTORA within its current indication and to secure FDA approval of a broader labeled indication for the product outside of breakthrough cancer pain.  In November 2007, we submitted an sNDA to the FDA seeking approval to market FENTORA for the management of breakthrough pain in opioid tolerant patients with chronic pain conditions.  In May 2008, an FDA Advisory Committee voted not to recommend approval of the FENTORA sNDA.  In September 2008, we received a complete response letter, in which the FDA requested that we implement and demonstrate the effectiveness of proposed enhancements to the current FENTORA risk management program.  In December 2008, we also received supplement request letters from the FDA requesting that we submit a Risk Evaluation and Mitigation Strategy (the “REMS Program”) with respect to FENTORA. We submitted our REMS Program to the FDA in early April 2009. To address the FDA’s requests in its September 2008 and December 2008 letters, we plan to implement SECURE Access™, a first-of-its-kind initiative designed to minimize the potential risk of overdose from an opioid through appropriate patient selection, as part of our REMS Program.  In July 2009, we exchanged correspondence with the FDA regarding elements of our REMS Programs for FENTORA and ACTIQ and have been engaged in ongoing discussions with the agency.  Subject to the timing and nature of further discussions with the FDA, we expect to receive a response from the FDA by or in the first quarter of 2010.  We believe that, by working with the FDA, we can design and implement a REMS Program to meet the FDA’s requests and possibly to provide a potential avenue for approval of the sNDA.  We anticipate initiating the REMS Program upon receipt of approval from the FDA.  With respect to ACTIQ, its sales have been meaningfully eroded by the launch of FENTORA and by generic OTFC products sold since June 2006 by Barr Laboratories, Inc. and by us through our sales agent, Watson Pharmaceuticals, Inc.  We expect this erosion will continue throughout 2009.  In September 2009, our obligation to supply Barr with generic OTFC ended pursuant to the terms of a license and supply agreement we entered into with Barr in July 2004. We submitted our REMS Program for ACTIQ and generic OTFC in early April 2009.  Subject to the timing and nature of further discussions with the FDA, we expect to receive a response from the FDA by or in the first quarter of 2010.

Clinical Studies

Over the past few years, we have incurred significant expenditures related to conducting clinical studies to develop new pharmaceutical products and to explore the utility of our existing products in treating disorders beyond those currently approved in their respective labels. In 2009 and 2010, we expect to continue to incur significant levels of research and development expenditures. We also expect to continue or begin a number of significant clinical programs including: studies of TREANDA as a front-line treatment for NHL; a Phase II program evaluating CEP-701 for the treatment of myeloproliferative disorder; clinical studies evaluating LUPUZOR for the treatment of systemic lupus erythematosus; clinical programs at Arana with respect to certain inflammatory diseases and clinical programs with NUVIGIL focused on adjunctive treatment to atypical anti-psychotics in schizophrenia patients, adjunctive treatment for bi-polar depression and excessive sleepiness associated with traumatic brain injury.

Manufacturing, Selling and Marketing Efforts

In 2009, we expect to continue to incur significant expenditures associated with manufacturing, selling and marketing our products. We expect to continue in 2009 a capital expenditure project related to the transfer of manufacturing activities from our facility in Eden Prairie, Minnesota to our facility in Salt Lake City, Utah; we expect this phased transfer to be completed in 2011.  The aggregate amount of our sales and marketing expenses in 2009 is expected to be higher than that incurred in 2008, primarily as a result of higher expenses associated with our promotional efforts related to AMRIX and TREANDA and launch expenses and other promotional efforts associated with NUVIGIL.

Over the past few years, we have been developing a manufacturing process for the active pharmaceutical ingredient in NUVIGIL that is more cost effective than our prior process of separating modafinil into armodafinil.  As a result of our plan to manufacture armodafinil in the future using this new process coupled with the launch of NUVIGIL on June 1, 2009, we assessed the potential impact of these items on certain of our existing agreements to purchase modafinil.  Under these contracts, we have agreed to purchase minimum amounts of modafinil through 2012, with aggregate future purchase commitments totaling $19.5 million as of September 30, 2009.  Based on our current assessment, we have recorded a reserve of $6.0 million for purchase commitments for modafinil raw materials not expected to be utilized.  For additional information, see Note 6 of the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.  We also are initiating a search for a potential acquiror of our manufacturing facility in Mitry-Mory, France where we produce modafinil.  As of September 30, 2009, we had $24.7 million of property and equipment related to the Mitry-Mory facility included on our balance sheet.  The resolution of these assessments could have a negative impact on our results of operations in future periods.

Indebtedness

We have significant indebtedness outstanding, consisting principally of indebtedness on convertible subordinated notes. The following table summarizes the principal terms of our most significant convertible subordinated notes outstanding as of September 30, 2009:

Security	Outstanding	Conversion Price		Redemption Rights and Obligations
	(in millions)

2.5% Convertible Senior Subordinated Notes due May 2014 (the “2.5% Notes”)	$500.0	$69.00	*	Generally not redeemable by the holder prior to November 2013.

2.0% Convertible Senior Subordinated Notes due June 2015 (the “2.0% Notes”)	$820.0	$46.70	**	Generally not redeemable by the holder prior to December 2014.

Zero Coupon Convertible Notes due June 2033, first putable June 15, 2010 (the “2010 Zero Coupon Notes”)	$199.5	$56.50	**	Redeemable on June 15, 2010 at either option of holder or us at a redemption price of 100.25% of the principal amount redeemed.

*      Stated conversion price as per the terms of the notes; subject to adjustment (equivalent to a conversion rate of approximately 14.4928 shares per $1,000 principal amount of Notes.)  However, each convertible note contains certain terms restricting a holder’s ability to convert the notes, including that a holder may only convert if the closing sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price per share ($89.70 based on the initial conversion price) of the notes in effect on that last trading day; (2) during the 10 consecutive trading-day period that follows any five consecutive trading-day period in which the trading price for the notes for each such trading day was less than 98% of the closing sale price of our common stock on such date multiplied by the then current conversion rate; or (3) if we make certain significant distributions to holders of our common stock, we enter into specified corporate transactions or our common stock is not listed on a U.S. national securities exchange.

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

As of September 30, 2009, our stock price was $58.24, and therefore the 2.0% Notes and 2010 Zero Coupon Notes were convertible as of September 30, 2009.  Under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. If the notes were converted, we may not have available cash, cash equivalents and investment sufficient to repay all of the convertible notes. In addition, other than the restrictive covenants contained in our credit agreement, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time. If we do not have sufficient funds available to repay any principal balance of notes presented for conversion, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

As of September 30, 2009, our 2.0% Notes and our 2010 Zero Coupon Notes have been classified as current liabilities on our consolidated balance sheet.  We believe that the share price of our common stock would have to significantly increase over the market price as of the filing date of this report before the fair value of the convertible notes would be less than the value of the common stock shares underlying the notes and, as such, we believe it is highly unlikely that holders of the 2.0% Notes or the 2010 Zero Coupon Notes will present significant amounts of such notes for conversion under the current terms. In the unlikely event that a significant conversion did occur, we believe that we have the ability to raise sufficient cash to repay the principal amounts due through a combination of utilizing our existing cash on hand, accessing our credit facility, raising money in the capital markets or selling our note hedge instruments for cash.

The annual interest payments on our 2.0% Notes as of September 30, 2009 are $16.4 million, payable semi-annually on June 1 and December 1. The annual interest payments on our 2.5% Notes as of June 30, 2009 are $12.5 million, payable semi-annually on May 1 and November 1. In the future, we may agree to exchanges of the notes for shares of our common stock or debt, or may determine to use a portion of our existing cash on hand to purchase or retire all or a portion of the outstanding convertible notes.

Our 2.0% Notes, 2.5% Notes and 2010 Zero Coupon Notes each are included in the dilutive earnings per share calculation using the treasury stock method. Under the treasury stock method, we must calculate the number of shares issuable under the terms of these notes based on the average market price of our common stock during the period, and include that number in the total diluted shares figure for the period. At the time we sold our 2.0% Notes, 2.5% and 2010 Zero Coupon Notes we entered into convertible note hedge and warrant agreements that together are intended to have the economic effect of reducing the net number of shares that will be issued upon conversion of the notes by increasing the effective conversion price for these notes, from our perspective, to $67.92, $100.00 and $72.08, respectively. However, from an accounting principles generally accepted in the United States of America (“U.S. GAAP”) perspective, since the impact of the convertible note hedge agreements is always anti-dilutive we exclude from the calculation of fully diluted shares the number of shares of our common stock that we would receive from the counterparties to these agreements upon settlement.

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

The following table summarizes activity in each of the above categories for the nine months ended September 30, 2009:

(In thousands)	Prompt Payment Discounts	Wholesaler Discounts	Returns*	Coupons	Medicaid Discounts	Managed Care & Governmental Contracts	Total
Balance at January 1, 2009	$(4,437)	$(7,988)	$(36,423)	$(6,098)	$(22,030)	$(48,641)	$(125,617)

Provision:
Current period	(31,873)	(21,514)	(24,826)	(23,451)	(32,399)	(81,395)	(215,458)
Prior periods	—	126	(23,730)	588	(22)	(999)	(24,037)
Total	(31,873)	(21,388)	(48,556)	(22,863)	(32,421)	(82,394)	(239,495)

Actual:
Current period	27,843	13,264	—	11,065	7,566	44,835	104,573
Prior periods	4,437	7,862	26,674	5,509	21,320	34,890	100,692
Total	32,280	21,126	26,674	16,574	28,886	79,725	205,265
Balance at September 30, 2009	$(4,030)	$(8,250)	$(58,305)	$(12,387)	$(25,565)	$(51,310)	$(159,847)

*                    Given our return goods policy, we assume that all actual returns in a current year relate to prior period sales.

Valuation of Property and Equipment, Acquired Intangible Assets and Goodwill— We have acquired intangible assets that consist of developed product technology and core technologies associated with intellectual property and rights thereon, as well as goodwill. When significant identifiable intangible assets are acquired, we determine the fair values of these assets as of the acquisition date using valuation techniques such as discounted cash flow models. These models require the use of significant estimates and judgments made by management and, for significant items, we typically consider, in part, the reports of third party valuation specialists.  Assumptions used in valuing the intangibles include determining the timing and expected costs to complete the in-process projects, projecting regulatory approvals, estimating future net cash flows from product sales resulting from completed products and in-process projects, and developing appropriate discount rates and probability rates by project.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign currency exchange risk related to our operations in European and Australian subsidiaries that have transactions, assets, and liabilities denominated in foreign currencies that are translated into U.S. dollars for consolidated financial reporting purposes. For the nine months ended September 30, 2009 an average 10% weakening of the U.S. dollar relative to the currencies in which our non-U.S. subsidiaries operate would have resulted in an increase of $27.5 million in reported total revenues and a corresponding increase in reported expenses. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not assume any changes in the level of operations of our foreign subsidiaries.

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

A significant portion of our revenue is derived from five products, and our future success will depend on the aggregate growth of NUVIGIL and PROVIGIL, the continued acceptance of FENTORA, and the growth of AMRIX and TREANDA.

For the nine months ended September 30, 2009, approximately 51%, 11% and 10% of our total consolidated net sales were derived from sales of PROVIGIL and NUVIGIL, ACTIQ (including our generic OTFC product) and TREANDA, respectively. With respect to PROVIGIL, we cannot be certain that it will continue to be accepted in its market. With respect to our newly launched product, NUVIGIL, we cannot be sure that our sales and marketing efforts will be successful or that it will be accepted in the market.  We have shifted our CNS marketing efforts from PROVIGIL to NUVIGIL.  While currently we do not believe 2009 CNS net sales will be adversely impacted as compared to 2008, it is possible that CNS net sales could decrease in the future as a result of the decline in PROVIGIL marketing efforts associated with the launch of NUVIGIL. NUVIGIL is currently selling at a price below that of PROVIGIL.  As a result, it is possible that CNS net sales could decline if we are unable to achieve sufficient prescription growth for PROVIGIL and NUVIGIL in the aggregate.  With respect to AMRIX and TREANDA, we cannot be certain that they will continue to be accepted in their markets or that we will be able to achieve projected levels of sales growth.

To counter the impact from existing and potential generic competition for ACTIQ, we need FENTORA to continue to be accepted in the market.  We expect to initiate a REMS Program for FENTORA to mitigate serious risks associated with the use of FENTORA.  We submitted our REMS Program to the FDA in early April 2009.  Subject to the timing and nature of further discussions with the FDA, we expect to receive a response from the FDA by or in the first quarter of 2010.  It is possible that the REMS Program could have a negative impact on sales of FENTORA.

With respect to ACTIQ, in September 2006, Barr entered the market with generic OTFC.  Since that time, we have experienced meaningful erosion of branded ACTIQ sales in the United States and we expect this erosion will continue throughout 2009. In addition, sales of our own generic OTFC product could be significantly impacted by the entrance into the market of additional generic OTFC products, which could occur at any time.  The FDA has notified us that we must implement a Risk Evaluation and Mitigation Strategy (a “REMS Program”) for ACTIQ and generic OTFC.  We submitted our REMS Program to the FDA in early April 2009.  Subject to the nature and timing of further discussions with the FDA, we expect to receive a response from the FDA by or in the first quarter of 2010.  It is possible that the REMS Program could have a negative impact on sales of ACTIQ and generic OTFC.

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

In May 2008, an FDA Advisory Committee voted not to recommend approval of the FENTORA sNDA.  In September 2008, we received a complete response letter, in which the FDA requested that we implement and demonstrate the effectiveness of proposed enhancements to the current FENTORA risk management program.  In December 2008, we also received supplement request letters from the FDA requesting that we submit a Risk Evaluation and Mitigation Strategy (the “REMS Program”) with respect to FENTORA. We submitted our REMS Program to the FDA in early April 2009. To address the FDA’s requests in its September 2008 and December 2008 letters, we plan to implement SECURE Access™, a first-of-its-kind initiative designed to minimize the potential risk of overdose from an opioid through appropriate patient selection, as part of our REMS Program.  In July 2009, we exchanged correspondence with the FDA regarding elements of our REMS Program for FENTORA and have been engaged in ongoing discussions with the agency. Subject to the timing and nature of further discussions with the FDA, we expect to receive a response from the FDA by or in the first quarter of 2010.  We believe that, by working with the FDA, we can design and implement a REMS Program to meet the FDA’s requests and possibly to provide a potential avenue for approval of the sNDA.  While we plan to initiate the REMS Program upon receipt of approval from the FDA, we may be unsuccessful, ultimately, in designing and implementing a REMS Program acceptable to the FDA.

In March 2009, we announced positive results from a Phase 2 clinical trial of NUVIGIL as adjunctive therapy for treating major depressive disorder in adults with bipolar I disorder and our plan to advance to Phase 3 trials for this indication. In April 2009, we announced positive results from a Phase 3 clinical trial of NUVIGIL as a treatment for excessive sleepiness associated with jet lag disorder and filed an sNDA for this indication with the FDA in June 2009.  The FDA has granted priority review for the jet lag disorder sNDA, and we expect a response from the FDA by December 29, 2009.  In May 2009, we announced positive results from a Phase 4 study of NUVIGIL in obstructive sleep apnea and comorbid major depressive disorder requiring ongoing antidepressant therapy.

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

We also received rights to certain modafinil-related intellectual property developed by each party and in exchange for these rights, we agreed to make payments to Barr, Ranbaxy and Teva collectively totaling up to $136.0 million, consisting of upfront payments, milestones and royalties on net sales of our modafinil products.  In order to maintain an adequate supply of the active drug substance modafinil, we entered into agreements with three modafinil suppliers whereby we have agreed to purchase minimum amounts of modafinil through 2012, with aggregate remaining purchase commitments totaling $19.5 million as of September 30, 2009.  See Part I, Note 7 for additional details.

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

Separately, in June 2006, Apotex, Inc., a subsequent ANDA filer seeking FDA approval of a generic form of modafinil, filed suit against us, also in the EDPA, alleging similar violations of antitrust laws and state law. Apotex asserts that the PROVIGIL settlement agreements improperly prevent it from obtaining FDA approval of its ANDA, and seeks monetary and equitable remedies. Apotex also seeks a declaratory judgment that the ‘516 Patent is invalid, unenforceable and/or not infringed by its proposed generic. In late 2006, we filed a motion to dismiss the Apotex case, which is pending.  In May 2009, Apotex also filed a declaratory judgment complaint in the EDPA that our U.S. Patent No. 7,297,346 (the “ ‘346 Patent”) is invalid, unenforceable and/or not infringed by its proposed generic. The ‘346 Patent covers pharmaceutical compositions of modafinil and expires in May 2024. Separately, in April 2008, the Federal Court of Canada dismissed our application to prevent regulatory approval of Apotex’s generic modafinil tablets in Canada. We have learned that Apotex has launched its generic modafinil tablets in Canada, and in April 2009 we filed a patent infringement lawsuit against Apotex in Canada. We believe that the private antitrust complaints described in the preceding paragraph and the Apotex antitrust and declaratory judgment complaints are without merit.  While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

In August 2009, the private antitrust class (e.g. the direct and indirect purchasers), Apotex and the FTC filed amended complaints and, subsequently, we filed motions to dismiss each amended complaint.  The private antitrust class, Apotex and the FTC have filed responses to our motions to dismiss. The EDPA heard oral arguments for each motion to dismiss in October 2009.

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

DURASOLV

In the third quarter of 2007, the U.S. Patent and Trademark Office (“PTO”) notified us that, in response to re-examination petitions filed by a third party, the Examiner rejected the claims in the two U.S. patents for our DURASOLV ODT technology.  We disagree with the Examiner’s position, and we filed notices of appeal to the Board of Patent Appeals of the PTO’s decisions in the fourth quarter of 2007 regarding one patent and in the second quarter of 2008 regarding the second patent.  In September 2009, the Board affirmed the Examiner’s position with respect to one of the DURASOLV patents.  We have the right to appeal this rejection and, as of the filing date of this report, we are awaiting a hearing and a determination with respect to our appeal regarding the other patent. These efforts will be both expensive and time consuming and, ultimately, due to the nature of patent appeals, there can be no assurance that these efforts will be successful. The invalidity of the DURASOLV patents could have a material adverse impact on revenues from our drug delivery business.

NUVIGIL PARAGRAPH IV CERTIFICATION LETTER

In October, 2009, we received a Paragraph IV certification letter relating to an ANDA submitted to the FDA by Teva requesting approval to market and sell a generic version of the 50 mg, 100 mg, 150 mg, 200 mg and 250 mg strengths of NUVIGIL.  Teva alleges that our U.S. Patent Numbers 7,132,570 (the “‘570 Patent”), 7,297,346 (the “‘346 Patent”) and RE37,516 (the “‘516 Patent”) are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of the product described in Teva’s ANDA submission.  We have a three-year period of marketing exclusivity for NUVIGIL that extends until June 15, 2010.  In addition, including the six-month pediatric extension, the ‘516 Patent, the ‘346 Patent, and the ‘570 Patent expire on April 6, 2015, May 29, 2024, and June 18, 2024, respectively.  Teva’s letter does not challenge our Orange Book-listed U.S. Patent Number 4,927,855 (the “‘855 Patent”), which provides additional protection until October 22, 2010, the expiration date of the ‘855 Patent.  Under the provisions of the Hatch-Waxman Act, if we initiate a patent infringement lawsuit against Teva within 45 days of our receipt of Teva’s letter, then the FDA would be automatically precluded from approving the Teva ANDA until the earlier of entry of a district court judgment in favor of Teva or 30 months from the date of our receipt of Teva’s letter.  We intend to vigorously defend our NUVIGIL intellectual property rights.

FENTORA

In April 2008 and June 2008, we received Paragraph IV certification letters relating to ANDAs submitted to the FDA by Watson Laboratories, Inc. and Barr, respectively, requesting approval to market and sell a generic equivalent of FENTORA.  Both Watson and Barr allege that our U.S. Patent Numbers 6,200,604 and 6,974,590 covering FENTORA are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of the product described in their respective ANDAs.  The 6,200,604 and 6,974,590 patents cover methods of use for FENTORA and do not expire until 2019.  In June 2008 and July 2008, we and our wholly-owned subsidiary, CIMA, filed lawsuits in U.S. District Court in Delaware against Watson and Barr for infringement of these patents.  Under the provisions of the Hatch-Waxman Act, the filing of these lawsuits stays any FDA approval of each ANDA until the earlier of entry of a district court judgment in favor of the ANDA holder or 30 months from the date of our receipt of the respective Paragraph IV certification letter.

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

Under the provisions of the Hatch-Waxman Act, the filing of the Mylan, Barr, Impax and Anchen lawsuits stays any FDA approval of each ANDA until the earlier of entry of a district court judgment in favor of the ANDA holder or 30 months from the date of our receipt of the respective Paragraph IV certification letter.

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

In May 2009, we were served with a putative class action complaint filed in New Jersey state court.  The complaint alleged violations of the New Jersey consumer fraud act and the common law of fraud and fraudulent concealment and seeks an unspecified amount of money in actual, punitive and/or treble damages, with interest.  The complaint seeks to establish a class of government entities that reimbursed for certain products marketed by Cephalon for uses outside of the products’ approved labels.  In July 2009, we removed the complaint to the U.S. District Court for the District of New Jersey and, in October 2009, the court granted our motion to dismiss the complaint.

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

All of our convertible notes outstanding contain restricted conversion prices.  As of September 30, 2009, our 2.0% Notes are convertible because the closing price of our common stock on that date was higher than the restricted conversion prices of these notes and our 2010 Zero Coupon Notes are convertible based on maturity date.  As a result, our 2.0% Notes and our 2010 Zero Coupon Notes have been classified as current liabilities on our consolidated balance sheet as of September 30, 2009.  Under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. As of the filing date of this report, we do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, other than the restrictive covenants contained in our credit agreement, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time. If we do not have sufficient funds available to repay the principal balance of notes presented for conversion, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

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

The conditions that our products treat, and some of the other disorders for which we are conducting additional studies, are currently treated with many drugs, several of which have been available for a number of years or are available in inexpensive generic forms. With respect to PROVIGIL and  NUVIGIL, there are several other products used for the treatment of excessive sleepiness or narcolepsy in the United States, including methylphenidate products, and in our other territories, many of which have been available for a number of years and are available in inexpensive generic forms. With respect to AMRIX, we face significant competition from SKELAXIN®, FLEXERIL® and other inexpensive generic forms of muscle relaxants.  With respect to FENTORA, we face competition from numerous short-and long-acting opioid products, including three products—Johnson & Johnson’s DURAGESIC® and Purdue Pharmaceutical’s OXYCONTIN® and MS-CONTIN®—that dominate the market. In addition, we are aware of numerous other companies developing other technologies for rapidly delivering opioids to treat breakthrough pain that will compete against FENTORA in the market for breakthrough cancer pain in opioid-tolerant patients.  ONSOLIS® is approved for this indication.  It also is possible that the existence of generic OTFC could negatively impact the growth of FENTORA.  With respect to ACTIQ, generic competition from Barr has meaningfully eroded branded ACTIQ sales and impacted sales of our own generic OTFC through Watson.  Our generic sales also could be significantly impacted by the entrance into the market of additional generic OTFC products, which could occur at any time. With respect to TREANDA, we face competition from LEUKERAN®, CAMPATH® and the combination therapy of fludarabine, cyclophosphamide and rituximab.  With respect to TRISENOX, the pharmaceutical market for the treatment of patients with relapsed or refractory APL is served by a number of available therapeutics, such as VESANOID® by Roche in combination with chemotherapy.

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

The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future. For example, from January 1, 2008 through October 26, 2009 our common stock traded at a high price of $81.35 and a low price of $52.55. Negative announcements, including, among others:

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

Historically, a portion of our revenues and expenses has been earned and incurred, respectively, in currencies other than the U.S. dollar. For the nine months ended September 30, 2009, 17.0% of our revenues were denominated in currencies other than the U.S. dollar. We translate revenues earned and expenses incurred into U.S. dollars at the average exchange rate applicable during the relevant period. A weakening of the U.S. dollar would, therefore, increase both our revenues and expenses. Fluctuations in the rate of exchange between the U.S. dollar and the euro and other currencies may affect period-to-period comparisons of our operating results. Historically, we have not hedged our exposure to these fluctuations in exchange rates.

Our customer base is highly concentrated.

Our principal customers are wholesale drug distributors. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. Three large wholesale distributors, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, control a significant share of this network. These three wholesaler customers, in the aggregate, accounted for 75% of our total consolidated gross sales for the nine months ended September 30, 2009. Fluctuations in the buying patterns of these customers, which may result from seasonality, wholesaler buying decisions or other factors outside of our control, could significantly affect the level of our net sales on a period to period basis. Because of this, the amounts purchased by these customers during any quarterly or annual period may not correlate to the level of underlying demand evidenced by the number of prescriptions written for such products, as reported by IMS Health Incorporated.

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

ITEM 5.  OTHER INFORMATION

Computation of Ratios of Earnings to Fixed Charges

						Nine months ended
	Year Ended December 31,					September 30,
	As adjusted 2004*	As adjusted 2005*	As adjusted 2006*	As adjusted 2007*	As adjusted 2008*	2009
Determination of earnings:
Income (loss) before income taxes	$(33,808)	$(264,506)	$192,166	$(123,276)	$134,070	$333,578
Add:
Amortization of interest capitalized in current or prior periods	—	—	52	98	250	199
Fixed charges	29,918	81,007	97,054	79,993	84,762	69,907
Total earnings	$(3,890)	$(183,499)	$289,272	$(43,185)	$219,082	$403,684

Fixed charges:
Interest expense and amortization of debt discount and premium on all indebtedness	26,481	75,257	87,805	70,866	75,233	63,213
Appropriate portion of rentals	3,437	5,750	9,249	9,127	9,529	6,694
Fixed charges	29,918	81,007	97,054	79,993	84,762	69,907

Capitalized interest	—	1,044	1,766	768	77	—

Total fixed charges	$29,918	$82,051	$98,820	$80,761	$84,839	$69,907

Ratio of earnings to fixed charges(1)	—	—	2.93	—	2.58	5.77

Deficiency of earnings to fixed charges	33,808	265,550	—	123,946	—	—

*As adjusted in accordance with the transition provisions of accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).

(1)             For the years ended December 31, 2004, 2005 and 2007, no ratios are provided because earnings were insufficient to cover fixed charges.

ITEM 6.  EXHIBITS

Exhibit No.	Description
10.1(1)*	Development and Commercialization Option Agreement dated November 21, 2008 between Cephalon, Inc., Anesta AG, ImmuPharma (France) S.A. and ImmuPharmaAG (Switzerland).
10.2(1)*	Development and Commercialization Agreement dated as of February 25, 2009 between ImmuPharma (France) S.A. and Anesta AG.
10.3 (1)*	Trademark License Agreement dated as of February 25, 2009 between ImmuPharma AG. and Anesta AG.
31.1*	Certification of Frank Baldino, Jr., Ph.D., Chairman and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of J. Kevin Buchi, Executive Vice President and Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Frank Baldino, Jr., Ph.D., Chairman and Chief Executive Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of J. Kevin Buchi, Executive Vice President and Chief Financial Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Compensation plans and arrangements for executive officers and others.

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

CEPHALON, INC.
(Registrant)

October 28, 2009	By	/s/ FRANK BALDINO, JR.
Frank Baldino, Jr., Ph.D.
Chairman and Chief Executive Officer
(Principal executive officer)

	By	/s/ J. KEVIN BUCHI
J. Kevin Buchi
Executive Vice President and Chief Financial Officer
(Principal financial and accounting officer)