Form 10-K
period 2009-12-31
CEPHALON INC
filed 2010-02-12
CIK 873364

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2009, was approximately $2.6 billion. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ Global Select Market on June 30, 2009. For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and shareholders holding greater than 10% of the voting stock of the registrant as of June 30, 2009.

          The number of shares of the registrant's Common Stock outstanding as of February 8, 2010 was 74,930,978.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement for its 2010 annual meeting of stockholders are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this Form 10-K.

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

  •
  our ability to comply fully with the terms of our settlement agreements (including our corporate integrity agreement) with the U.S. Attorney's Office ("USAO"), the U.S. Department of Justice ("DOJ"), the Office of the Inspector General of the Department of Health and Human Services ("OIG") and other federal government entities, the Offices of the Attorneys General of Connecticut and Massachusetts and the various states;

  •
  our ongoing litigation matters, including litigation stemming from the settlement of the PROVIGIL patent litigation, the FENTORA patent infringement lawsuits we have filed against Watson Laboratories, Inc. ("Watson") and Barr Laboratories, Inc. ("Barr"), the AMRIX patent infringement lawsuits we have filed against Barr, Mylan Pharmaceuticals, Inc. ("Mylan"), Impax Laboratories, Inc. ("Impax") and Anchen Pharmaceuticals, Inc. ("Anchen"), and the NUVIGIL patent infringement lawsuits we have filed against Actavis Pharma Manufacturing Pvt Ltd. ("Actavis"), Mylan, Sandoz, Inc. ("Sandoz"), Teva Pharmaceuticals USA, Inc. ("Teva") and Watson;

  •
  our future cash flow, our ability to service or repay our existing debt and our ability to raise additional funds, if needed, in light of our current and projected level of operations, acquisition activity and general economic conditions; and

  •
  other statements regarding matters that are not historical facts or statements of current condition.

ii

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

  •
  a finding that our patents are invalid or unenforceable or that generic versions of our marketed products do not infringe our patents or the "at risk" launch of generic versions of our products;

  •
  the loss of key management or scientific personnel;

  •
  the activities of our competitors in the industry;

  •
  regulatory, legal or other setbacks or delays with respect to the settlement agreements with the USAO, the DOJ, the OIG and other federal entities, the state settlement agreements and corporate integrity agreement related thereto, the settlement agreements with the Offices of the Attorneys General of Connecticut and Massachusetts, our settlements of the PROVIGIL patent litigation and the ongoing litigation related to such settlements, the FENTORA patent infringement lawsuit we have filed against Watson, the AMRIX patent infringement lawsuits we have filed against Barr, Mylan, Impax and Anchen, the NUVIGIL patent infringement lawsuits we have filed against Actavis, Mylan, Sandoz, Teva and Watson and the NUVIGIL Paragraph IV notice received from Lupin Limited;

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

iii

PART I

ITEM 1.    BUSINESS

Overview

        Cephalon, Inc. is an international biopharmaceutical company dedicated to the discovery, development and commercialization of innovative products in four core therapeutic areas: central nervous system ("CNS"), pain, oncology and inflammatory disease. In addition to conducting an active research and development program, we market seven proprietary products in the United States and numerous products in various countries throughout Europe and the world. Consistent with our core therapeutic areas, we have aligned our approximately 775-person U.S. field sales and sales management teams by area. We have a sales and marketing organization numbering approximately 335 persons that supports our presence in nearly 50 countries in Europe, the Middle East and Africa and have a strong presence in the five key European pharmaceutical markets: France, Germany, Italy, Spain and the United Kingdom, and affiliates in Benelux and Poland. For the year ended December 31, 2009, our total revenues and net income attributable to Cephalon, Inc. were $2.2 billion and $342.6 million, respectively. Our revenues from U.S. and European operations are detailed in Note 19 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

        On January 31, 2010, we entered into a Share Purchase Agreement with Mepha Holding AG pursuant to which we agreed to purchase all of the issued share capital of Mepha AG ("Mepha"), a privately-held, Swiss-based pharmaceutical company, for CHF 622.5 million (or approximately US$590 million) in cash, subject to certain closing adjustments. The closing of the transaction is subject to customary closing conditions, including receipt of the applicable antitrust approvals. The transaction is expected to close in the second quarter of 2010. Founded in 1949, Mepha markets branded and non-branded generics as well as specialty products in more than 50 countries. Mepha develops and manufactures its products in Aesch/Basel, Switzerland with a focus on Swiss-quality standards. Mepha's research and development focuses on the development of improved and innovative generics providing additional benefits for patients. Furthermore, Mepha is active in malaria research offering innovative life-saving therapies for adults and children. Mepha is the leading company on the Swiss generic market, with more than 120 products in over 500 packaging forms. Mepha has operational subsidiaries in Portugal and the Baltics. Through partnerships, Mepha markets its products in other European countries, in the Middle East, Africa, South and Central America as well as in Asia. Mepha employs approximately 1,000 people worldwide, 500 of them in Switzerland.

        We have recently completed certain transactions designed to build a portfolio of potential products targeted to treat inflammatory diseases. In 2009, we (i) acquired Arana Therapeutics Limited, an Australian company, whose lead domain antibody compound, CEP-37247, is in Phase II development for patients with certain inflammatory diseases; (ii) acquired an exclusive, worldwide license to the ImmuPharma investigational compound, LUPUZOR™, which is in Phase IIb development for the treatment of systemic lupus erythematosus; (iii) purchased an option to acquire privately-held Ception Therapeutics, Inc., whose lead humanized monoclonal antibody compound, reslizumab, is in Phase II development for eosinophilic asthma; and (iv) purchased an option to acquire privately-held BioAssets Development Corporation, which has an intellectual property estate around use of TNF inhibitors for sciatic pain in patients with intervertebral disk herniation, as well as other spinal disorders, which intellectual property we expect to utilize to develop CEP-37247 as a possible treatment of sciatica. For more information regarding these transactions, please see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Acquisitions and Transactions."

        Our most significant products are our wakefulness products, PROVIGIL® (modafinil) Tablets [C-IV] and NUVIGIL® (armodafinil) Tablets [C-IV], which comprised 51% of our total consolidated net sales for the year ended December 31, 2009, of which 94% was in the U.S. market. For the year ended December 31, 2009, combined consolidated net sales of PROVIGIL and NUVIGIL increased

11% over the year ended December 31, 2008. In June 2007, we secured final U.S. Food and Drug Administration (the "FDA") approval of the NUVIGIL indication for the treatment of excessive sleepiness associated with narcolepsy, obstructive sleep apnea/hypopnea syndrome ("OSA/HS") and shift work sleep disorder ("SWSD"). We launched NUVIGIL on June 1, 2009. In March 2009, we announced positive results from a Phase II clinical trial of NUVIGIL as adjunctive therapy for treating major depressive disorder in adults with bipolar I disorder and our plan to advance to Phase III trials for this indication. In April 2009, we announced positive results from a Phase III clinical trial of NUVIGIL as a treatment for excessive sleepiness associated with jet lag disorder and filed a supplemental new drug application (an "sNDA") for this indication with the FDA in June 2009. We expect a response from the FDA by March 29, 2010. In May 2009, we announced positive results from a Phase IV study of NUVIGIL in obstructive sleep apnea and co-morbid major depressive disorder requiring ongoing antidepressant therapy.

        On a combined basis, our two next most significant products are FENTORA® (fentanyl buccal tablet) [C-II] and ACTIQ® (oral transmucosal fentanyl citrate) [C-II] (including our generic version of ACTIQ ("generic OTFC")). Together, these products comprise 17% of our total consolidated net sales for the year ended December 31, 2009, of which 80% was in the U.S. market. In October 2006, we launched FENTORA in the United States. FENTORA is indicated for the management of breakthrough pain in patients with cancer who are already receiving and are tolerant to opioid therapy for their underlying persistent cancer pain. In April 2008, we received marketing authorization from the European Commission for EFFENTORA™ for the same indication as FENTORA and launched the product in certain European countries in January 2009. We have focused our clinical strategy for FENTORA on studying the product in opioid-tolerant patients with breakthrough pain associated with chronic pain conditions, such as neuropathic pain and back pain. In November 2007, we submitted an sNDA to the FDA seeking approval to market FENTORA for the management of breakthrough pain in opioid tolerant patients with chronic pain conditions. In early April 2009, we submitted a Risk Evaluation and Mitigation Strategy (the "REMS Program") with respect to FENTORA. Subject to the timing and nature of further discussions with the FDA, we expect to receive a response from the FDA regarding the FENTORA REMS Program by the middle of 2010. For more information regarding our FENTORA REMS Program, please see "Pain—FENTORA" below. With respect to ACTIQ, its sales have been meaningfully eroded by the launch of FENTORA and by generic OTFC products sold since June 2006 by Barr Laboratories, Inc. and by us through our sales agent, Watson Pharmaceuticals, Inc. We expect this erosion will continue. In September 2009, our obligation to supply Barr with generic OTFC ended pursuant to the terms of a license and supply agreement we entered into with Barr in July 2004. In October 2009, we understand that the FDA approved ANDAs by Barr and by Covidien to market and sell generic OTFC. We submitted our REMS Program for ACTIQ and generic OTFC in early April 2009. We expect to receive a response from the FDA by the middle of 2010.

        In March 2008, the FDA granted an orphan drug approval for TREANDA® (bendamustine hydrochloride) for the treatment of patients with chronic lymphocytic leukemia ("CLL") and, in April 2008, the product was launched. In October 2008, we received FDA approval of TREANDA for treatment of patients with indolent B-cell non-Hodgkin's lymphoma ("NHL") who have progressed during or within six months of treatment with rituximab or a rituximab-containing regimen. TREANDA comprised 10% of our total consolidated net sales for the year ended December 31, 2009, all of which were in the U.S. market. While not a currently approved indication by the FDA, TREANDA was recently listed in the 2010 NCCN clinical practice guidelines as a front-line treatment for NHL. We believe the guidelines listing was the result of an independent Phase III clinical study conducted by the German Study Group for Indolent Lymphomas ("StiL Group") in Giessen, Germany. The StiL Group's study results announced in December 2009 indicated better tolerability and more than a 20-month improvement in median progression free survival in patients treated with TREANDA in combination with rituximab versus cyclophosphamide, doxorubicin, vincristine, and prednisolone (commonly known as CHOP) in combination with rituximab for the first-line treatment of patients with advanced follicular, indolent, and mantle cell lymphomas, each of which is not currently an FDA-approved indication.

        In August 2007, we acquired exclusive North American rights to AMRIX® (cyclobenzaprine hydrochloride extended-release capsules) from E. Claiborne Robins Company, Inc., a privately-held company d/b/a ECR Pharmaceuticals ("ECR"). Two dosage strengths of AMRIX (15 mg and 30 mg) were approved in February 2007 by the FDA for short-term use as an adjunct to rest and physical therapy for relief of muscle spasm associated with acute, painful musculoskeletal conditions. We made the product available in the United States in October 2007 and commenced a full U.S. launch in November 2007. In June 2008, the U.S. Patent and Trademark Office (the "PTO") issued a pharmaceutical formulation patent for AMRIX, which expires in February 2025.

        In late 2005 and early 2006, we entered into PROVIGIL patent settlement agreements with certain generic pharmaceutical companies. As part of these separate settlements, we agreed to grant to each of these parties a non-exclusive royalty-bearing license to market and sell a generic version of PROVIGIL in the United States, effective in April 2012, subject to applicable regulatory considerations. Under the agreements, the licenses could become effective prior to April 2012 only if a generic version of PROVIGIL is sold in the United States prior to this date. We filed each of the settlements with both the U.S. Federal Trade Commission (the "FTC") and the Antitrust Division of the U.S. Department of Justice (the "DOJ") as required by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Modernization Act"). The FTC conducted an investigation of each of the PROVIGIL settlements and, in February 2008, filed suit against us challenging the validity of the settlements and related agreements. The complaint alleges a violation of Section 5(a) of the Federal Trade Commission Act and seeks to permanently enjoin us from maintaining or enforcing these agreements and from engaging in similar conduct in the future. We believe the FTC complaint is without merit and we have filed a motion to dismiss the case. While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful. For more information regarding our PROVIGIL settlements and related litigation, please see Note 16 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

        In September 2008, as part of our settlement with the U.S. government regarding their investigation of our promotional practices with respect to ACTIQ, GABITRIL and PROVIGIL, we entered into a five-year Corporate Integrity Agreement (the "CIA") with the Office of Inspector General of the Department of Health and Human Services. The CIA provides criteria for establishing and maintaining compliance with federal laws governing the marketing and promotion of our products. We are also subject to periodic reporting and certification requirements attesting that the provisions of the CIA are being implemented and followed.

        We are or may become a party to litigation in the ordinary course of our business, including, among others, matters alleging employment discrimination, product liability, patent or other intellectual property rights infringement, patent invalidity or breach of commercial contract. In particular, as a biopharmaceutical company, our future success is highly dependent on obtaining and maintaining patent protection or regulatory exclusivity for our products and technology. In that regard, we are currently engaged in lawsuits with respect to generic company challenges to the validity and/or enforceability of our patents covering AMRIX, FENTORA and NUVIGIL. We intend to vigorously defend the validity, and prevent infringement, of our patents. The loss of patent protection or regulatory exclusivity on any of our existing products, whether by third-party challenge, invalidation, circumvention, license or expiration, could materially impact our results of operations. For more information regarding the legal proceedings described in this Overview and others, please see Note 16 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

        We have significant discovery research programs focused on developing therapeutics to treat cancers. Our technology principally focuses on an understanding of kinases and proteases and the role they play in cellular integrity survival and proliferation. We have coupled this knowledge with a library of novel, small, orally-active synthetic molecules that inhibit the activities of specific kinases. We also have reinforced our commitment to the treatment of inflammatory diseases through the use of biologics. Our entry into the biologics space combined with our efforts with our small molecule products creates opportunities to address unmet medical needs. We also work with our collaborative partners to provide a more diverse therapeutic breadth and depth to our research efforts.

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

        We are a Delaware corporation with our principal executive offices located at 41 Moores Road, P.O. Box 4011, Frazer, Pennsylvania 19355. Our telephone number is (610) 344-0200 and our web site address is http://www.cephalon.com. Our research and development headquarters are in West Chester, Pennsylvania and we also have offices in Wilmington, Delaware, Salt Lake City, Utah, suburban Minneapolis-St. Paul, Minnesota, France, the United Kingdom, Ireland, Denmark, Germany, Italy, the Netherlands, Poland, Spain, Switzerland, Australia, Hong Kong and certain other countries. We have manufacturing facilities in France for the production of modafinil, which is used in the production of PROVIGIL. We also have manufacturing facilities in Salt Lake City, Utah, for the production of FENTORA, EFFENTORA, ACTIQ and generic OTFC for worldwide distribution and sale, and Eden Prairie and Brooklyn Park, Minnesota, for the production of orally disintegrating versions of drugs for pharmaceutical company partners.

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

CENTRAL NERVOUS SYSTEM DISORDERS

        Our CNS disorders portfolio includes three FDA-approved and marketed products: NUVIGIL, for improving wakefulness in patients with excessive sleepiness associated with narcolepsy, OSA/HS and SWSD; PROVIGIL, for the same labeled indications as NUVIGIL; and GABITRIL, for use as adjunctive therapy in the treatment of partial seizures in epileptic patients.

Modafinil Products

  NUVIGIL

        An important focus of our modafinil strategy has been the development of our next-generation compound, NUVIGIL, a single-isomer formulation of modafinil. In June 2007, we received final FDA approval to market NUVIGIL for the treatment of excessive sleepiness associated with narcolepsy, OSA/HS and SWSD. The product is protected by a composition of matter patent that will expire on December 18, 2023 and covers a novel polymorphic form of armodafinil, the active pharmaceutical ingredient in NUVIGIL. We launched NUVIGIL on June 1, 2009. In March 2009, we announced positive results from a Phase II clinical trial of NUVIGIL as adjunctive therapy for treating major depressive disorder in adults with bipolar I disorder and our plan to advance to Phase III trials for this indication. In April 2009, we announced positive results from a Phase III clinical trial of NUVIGIL as a treatment for excessive sleepiness associated with jet lag disorder and filed a supplemental new drug application (an "sNDA") for this indication with the FDA in June 2009. We expect a response from the FDA by March 29, 2010. In May 2009, we announced positive results from a Phase IV study of NUVIGIL in obstructive sleep apnea and comorbid major depressive disorder requiring ongoing antidepressant therapy.

        We also have ongoing clinical studies for NUVIGIL focused on adjunctive treatment to atypical anti-psychotics in schizophrenia patients, adjunctive treatment for bi-polar depression and excessive sleepiness associated with traumatic brain injury. In clinical studies, NUVIGIL was generally well-tolerated. The most common side effects were mainly mild to moderate in severity and included nausea, headaches, dizziness, diarrhea, decreased appetite and upset stomach.

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

        Obstructive Sleep Apnea/Hypopnea Syndrome (OSA/HS):    Individuals with OSA/HS experience frequent awakenings, sometimes occurring hundreds of times during the night as a result of blockage of the airway passage, usually caused by the relaxation and collapse of the soft tissue in the back of the throat during sleep. Continuous positive airway pressure ("CPAP"), a medical device that blows air through the nasal passage, is the primary treatment for OSA/HS. However, approximately 30 percent of patients that use CPAP continue to experience excessive sleepiness, for which PROVIGIL and NUVIGIL may be an appropriate adjunctive treatment.

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

  Intellectual Property Position

        We own various U.S. and foreign patent rights that expire between 2014 and 2015 and cover pharmaceutical compositions and uses of modafinil, including the commercial formulation of PROVIGIL. We also hold rights to other patents and patent applications directed to polymorphs, manufacturing processes, formulations, and uses of modafinil and to next-generation modafinil products. We also own rights to PROVIGIL and other various trademarks for our pharmaceutical products containing the active drug substance modafinil. Ultimately, these patents and patents related to our other products and product candidates might be found invalid if challenged by a third party, or a potential competitor could develop a competing product that avoids infringement of these patents.

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

        Regarding our ongoing NUVIGIL patent lawsuits and PROVIGIL settlements and related lawsuits, please see Note 16 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference. While we intend to vigorously defend the NUVIGIL intellectual property rights and the propriety of the PROVIGIL settlements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

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

        We have focused our clinical strategy for FENTORA on studying the product in opioid-tolerant patients with breakthrough pain associated with chronic pain conditions, such as neuropathic pain and back pain. In November 2007, we submitted an sNDA to the FDA seeking approval to market FENTORA for the management of breakthrough pain in opioid tolerant patients with chronic pain conditions. In May 2008, an FDA Advisory Committee voted not to recommend approval of the FENTORA sNDA. In September 2008, we received a complete response letter, in which the FDA requested that we implement and demonstrate the effectiveness of proposed enhancements to the current FENTORA risk management program. In December 2008, we also received a supplement request letter from the FDA requesting that we submit a Risk Evaluation and Mitigation Strategy (the "REMS Program") with respect to FENTORA. We submitted our REMS Program to the FDA in early April 2009. To address the FDA's requests in its September 2008 and December 2008 letters, we plan to implement SECURE Access™, a first-of-its-kind initiative designed to minimize the potential risk of overdose from an opioid through appropriate patient selection, as part of our REMS Program. In July 2009, we exchanged correspondence with the FDA regarding elements of our REMS Programs for FENTORA and ACTIQ and have been engaged in ongoing discussions with the agency. Subject to the timing and nature of further discussions with the FDA, we expect to receive a response from the FDA by the middle of 2010. We believe that, by working with the FDA, we can design and implement a REMS Program to meet the FDA's requests and possibly to provide a potential avenue for approval of the sNDA. We anticipate initiating the REMS Program upon receipt of approval from the FDA.

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

        ACTIQ uses an oral transmucosal delivery system ("OTS®") to deliver fentanyl citrate, a powerful, Schedule II opioid analgesic. The OTS delivery system consists of a drug matrix that is mounted on a handle. It is designed to achieve rapid absorption of fentanyl through the oral mucosa and into the bloodstream, with pain relief that may begin within 15 minutes. ACTIQ is available in six dosage strengths to allow individualization of dosing. Side effects of ACTIQ are typical of opioid products and include somnolence, nausea, vomiting and dizziness. The greatest risk from improper use of ACTIQ, as with all opioid-based products, is the potential for respiratory depression, which can be life-threatening. We market ACTIQ under a comprehensive risk management program of educational and safe use messages that inform health care professionals, patients and their families of proper use, storage, handling and disposal of the product. The FDA has notified us that we must implement a REMS

Program for ACTIQ and generic OTFC. We submitted our REMS Program for ACTIQ and generic OTFC in early April 2009. Subject to the timing and nature of further discussions with the FDA, we expect to receive a response from the FDA by the middle of 2010.

        To secure FTC clearance of our acquisition of CIMA LABS, we agreed to license to Barr our U.S. rights to intellectual property necessary to manufacture and market a generic OTFC. The rights we granted to Barr became effective in September 2006 and Barr entered the United States market with generic OTFC on September 27, 2006. On this same date, we also entered the market with a generic OTFC, utilizing Watson as our sales agent in this effort. In September 2009, our obligation to supply Barr with generic OTFC ended pursuant to the terms of a license and supply agreement we entered into with Barr in July 2004. In October 2009, we understand that the FDA approved ANDAs by Barr and by Covidien to market and sell generic OTFC. With respect to ACTIQ, its sales have been meaningfully eroded by the launch of FENTORA and by generic OTFC products sold since June 2006 by Barr Laboratories, Inc. and by us through our sales agent, Watson Pharmaceuticals, Inc. We expect this erosion will continue.

  Intellectual Property Position

        AMRIX:    Upon FDA approval, AMRIX was granted a three-year period of marketing exclusivity that extends until February 2010. In June 2008, the U.S. Patent and Trademark Office issued a pharmaceutical formulation patent for AMRIX, which expires in February 2025. An additional patent covering a method of relieving muscle spasm using AMRIX was issued in June 2009 and expires in 2023. We have an exclusive North American license to these patents from Eurand. Other patent applications claiming further formulations and uses are pending. We also hold rights to the AMRIX trademark.

        FENTORA:    We own patents and/or patent applications covering formulation, methods of treatment using certain formulations and manufacturing processes for FENTORA expiring between 2019 and 2024. We also hold rights to the FENTORA trademark.

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

        Regarding our ongoing AMRIX and FENTORA patent lawsuits, please see Note 16 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference. While we intend to vigorously defend the AMRIX and FENTORA intellectual property rights, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

  Manufacturing and Product Supply

        AMRIX:    We have third party agreements with one company to supply us with AMRIX capsules and another company to package the AMRIX capsules for commercial sale. We seek to maintain inventories of finished products to protect against supply disruptions. Any future change in manufacturers or manufacturing processes requires regulatory approval.

        FENTORA /ACTIQ/Generic OTFC:    At our facility in Salt Lake City, Utah, we manufacture FENTORA, ACTIQ and generic OTFC for our sale in the United States and international markets and EFFENTORA for our sale in certain countries in Europe.

        Fentanyl, the active ingredient in FENTORA, EFFENTORA, ACTIQ and generic OTFC, is a Schedule II controlled substance under the Controlled Substances Act. Our purchases of fentanyl for use in the production of FENTORA, EFFENTORA, ACTIQ and generic OTFC are subject to quota that is approved by the U.S. Drug Enforcement Administration ("DEA"). Supply disruption could result from delays in obtaining DEA approvals or the receipt of approvals for quantities of fentanyl that are insufficient to meet current or projected product demand. The quota system also limits our ability to build inventories as a method of insuring against possible supply disruptions. While we currently have available fentanyl quota to produce our fentanyl-based products, in the future we could face shortages of quota that could negatively impact our ability to produce our fentanyl-based products.

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

        FENTORA/ACTIQ/Generic OTFC:    Both long-acting and short-acting formulations are prescribed to treat cancer pain. Persistent pain is typically treated by around-the-clock administration of long- or short-acting opioids. Breakthrough cancer pain is usually treated with a short-acting product, such as FENTORA, ACTIQ or generic OTFC, that is used in conjunction with an around-the-clock formulation.

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

        The existence of generic OTFC has and will likely continue to impact sales of ACTIQ and could negatively impact the growth of FENTORA. Since the launch of generic OTFC in September 2006, ACTIQ sales have been meaningfully eroded. In addition, sales of our own generic OTFC could be significantly impacted by the entrance into the market of additional generic OTFC products, which could occur at any time. For example, we expect Covidien to enter the U.S. market with its generic OTFC in the first quarter of 2010.

ONCOLOGY

        Our U.S. oncology portfolio includes two marketed products to treat patients with hematologic cancers: TREANDA, a bi-functional hybrid cytotoxic; and TRISENOX®, an intravenous arsenic-based targeted therapy currently marketed in the U.S., as well as in Europe. In Europe, we have two commercialized oncology products in our portfolio: MYOCET® (liposomal doxorubicin), a cardio-protective chemotherapy agent used to treat metastatic breast cancer and TARGRETIN® (bexarotene), a treatment for cutaneous T-cell lymphoma. In addition, we market and sell ABELCET® (amphotericin B lipid complex), an anti-fungal product used by cancer patients.

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

        In October 2008, the FDA approved TREANDA for the treatment of patients with indolent B-cell NHL who have progressed during or within six months of treatment with rituximab or a rituximab-containing regimen. NHL occurs when lymphatic cells divide too much and too fast. Growth control is lost, and the lymphatic cells may overcrowd, invade and destroy lymphoid tissues and spread to other organs. There are two broad subtypes of NHL—indolent, also referred to as slow growing or low-grade, and aggressive or high-grade. Indolent disease may "transform" into a more aggressive condition. According to the NCI, an estimated 30,000 people in the United States were diagnosed in 2008 with indolent NHL, which is difficult to treat because patients are prone to relapse after treatment.

        Over the past few years, we have incurred significant expenditures related to conducting clinical studies to develop new pharmaceutical products and to explore the utility of our existing products in treating disorders beyond those currently approved in their respective labels. In 2010, we expect to continue to incur significant levels of research and development expenditures. We also expect to continue or begin a number of significant clinical programs including: studies of TREANDA in combination with RITUXAN as a front-line treatment for NHL and a Phase I/II clinical study for the treatment of multiple myeloma in combination with Velcade®. While not a currently approved indication by the FDA, TREANDA in combination with RITUXAN was recently listed in the 2010 NCCN clinical practice guidelines as a front-line treatment for NHL. We believe the guidelines listing was the result of an independent Phase III clinical study conducted by the German Study Group for Indolent Lymphomas ("StiL Group") in Giessen, Germany. The StiL Group's study results announced in December 2009 indicated better tolerability and more than a 20-month improvement in median progression free survival in patients treated with TREANDA in combination with rituximab versus CHOP in combination with rituximab for the first-line treatment of patients with advanced follicular, indolent, and mantle cell lymphomas, each of which is not currently an FDA-approved indication.

  Intellectual Property Position

        We received a five year New Chemical Entity exclusivity which prevents the FDA from accepting an ANDA for this product for a period of five years from the date of approval (four years if the ANDA contains a Paragraph IV certification). In August 2007, the FDA granted orphan drug status for TREANDA for the treatment of CLL. The orphan drug designation provides a seven-year period of marketing exclusivity for the treatment of CLL with TREANDA until March 2015. We are also prosecuting method of treatment, polymorph, manufacturing and formulation patent applications relating to bendamustine. We also hold rights to the TREANDA trademark.

  Manufacturing and Product Supply

        We have one third-party supplier of the active drug substance bendamustine hydrochloride and one third-party supplier of finished supplies of TREANDA. In addition, we will seek to qualify additional manufacturers as may be necessary to meet commercial demands and to protect against supply disruptions. We also seek to maintain inventories of active drug substance and finished products to protect against supply disruptions.

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

  Intellectual Property Position

        We have a license to patents and patent applications covering methods of treating APL with the active ingredient arsenic trioxide that expire in 2018. We also hold rights to the TRISENOX trademark.

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

INFLAMMATORY DISEASE

LUPUZOR

        In November 2008, we entered into an option agreement (the "ImmuPharma Option Agreement") with ImmuPharma plc providing us with an option to obtain an exclusive, worldwide license to the investigational medication LUPUZOR™ for the treatment of systemic lupus erythematosus ("Lupus"). In January 2009, we exercised the option and entered into a Development and Commercialization Agreement (the "ImmuPharma License Agreement") with ImmuPharma based on a review of interim results of a Phase IIb study for LUPUZOR. Under the terms of the ImmuPharma Option Agreement, we paid ImmuPharma a $15.0 million upfront option payment upon execution and paid a one-time $30.0 million license fee in February 2009. Under the ImmuPharma License Agreement, ImmuPharma may receive (i) up to approximately $500 million in milestone payments (including the option and license fees) upon the achievement of regulatory and sales milestones and (ii) royalties on the net sales of LUPUZOR. We will assume all expenses for the additional Phase II and Phase III clinical studies, regulatory filings and, assuming regulatory approval, subsequent commercialization of the product.

        Lupus is an autoimmune disease causing various effects throughout different parts of the body. Its severity can range from very mild to extremely serious depending on which body organs are afflicted. The Lupus Foundation of America estimates that 1.5 million Americans have a form of Lupus. Approximately 90 percent of those diagnosed with the disease are women. Lupus is two to three times more prevalent among people of color, including African-Americans, Hispanics/Latinos, Asians, and Native Americans. LUPUZOR has shown that it modulates, through a unique mechanism, a specific subset of CD4 T cells which may play a critical role in the physiopathology of Lupus. Patents for LUPUZOR have been approved in Europe, Japan and Australia, and have been applied for in the United States.

        In November 2009, ImmuPharma issued a press release announcing the final results for its Phase IIb clinical study for LUPUZOR for the treatment of Lupus. In its press release, ImmuPharma stated that in an intention to treat ("ITT") analysis, LUPUZOR administered at 200 mcg once a month for 3 months plus standard of care achieved a clinically significant improvement (p = 0.048) in patient response rate compared to placebo plus standard of care as measured by a combined score, which is defined by: (1) a reduction from baseline of at least 4 points on the 2K-SLEDAI disease activity scale (which reduction indicates a clinically important reduction in Lupus disease activity); (2) no worsening of disease as measured by the Physician's Global Assessment (worsening defined as an increase of 0.30 points or more from baseline); and (3) no new BILAG A organ domain score (which indicates a severe flare of Lupus disease activity) and no more than one new BILAG B organ domain score (which indicates a moderate flare of Lupus disease activity). ImmuPharma also stated that the greatest improvement was seen in patients with moderate to severe Lupus. In this subgroup, which was 90% of the ITT population, LUPUZOR administered at 200 mcg once a month achieved a statistically significant improvement in patient response rate compared to placebo (p=0.016). Consistent with previous studies, LUPUZOR was generally well tolerated, with no significant drug related adverse events reported.

        We expect to commence a large Phase IIb study for LUPUZOR in the second quarter of 2010.

CEP-37247

        CEP-37247 is a new generation tumor necrosis factor (TNF) alpha blocker in development to treat patients with sciatica. CEP-37247 is based on a new type of therapeutic protein called a domain antibody. CEP-37247 is the first product incorporating domain antibodies (dAb) to be used in human trials. Domain antibodies exhibit the binding properties to a target characteristic of a full-sized antibody, but are considerably smaller. This smaller size has several possible advantages including improved manufacturing yield, lower immunogenicity and improved tissue penetration. We acquired CEP-37247 as part of our acquisition of Arana in August 2009.

        Effective November 2009, we signed an agreement with BioAssets Development Corporation ("BDC") that sets forth our option to acquire BDC. Under the terms of the option agreement, we paid BDC an upfront payment of $30.0 million. If we exercise the option, we have agreed to pay a total of $12.5 million plus the value of BDC's net working capital less the amount of any outstanding debt. BDC stockholders could also receive additional future payments related to regulatory and sales milestones. BDC is currently conducting a Phase II placebo-controlled proof of concept study with the tumor necrosis factor (TNF) inhibitor, etanercept, epidurally administered to a minimum of 40 patients with sciatica. Sciatica is a neuropathic inflammatory pain condition that occurs when the sciatic nerve is compressed, injured or irritated. BDC has secured an intellectual property estate around use of TNF inhibitors for sciatic pain in patients with intervertebral disk herniation, as well as other spinal disorders. We may exercise our option at any time from the closing date of the option agreement until the date that is 60 days after receipt of one-month patient response data from BDC's Phase II study. Data are anticipated to be available in the second half of 2010.

        If we acquire BDC, we expect to utilize the BDC intellectual property and expertise to evaluate CEP-37247 for the treatment of sciatica. Most often the result of a herniated spinal disc or spinal stenosis, sciatica is a set of symptoms typically defined by a sharp or burning pain radiating down the leg. Sciatica is the major form of radiculopathy, which occurs when a nerve root that connects to the sciatic nerve is compressed, injured or irritated. TNF is thought to be a major mediator of pain in radiculopathy.

        In September 2009, a Phase II study for the treatment of psoriasis was completed, with repeat doses of CEP-37247 being generally well-tolerated and exhibiting an efficacy safety profile consistent with anti-TNF activity. We are also examining CEP-37247 as a possible treatment for rheumatoid arthritis.

CINQUIL

        CINQUIL (reslizumab) is an investigational humanized monoclonal antibody (mAb) against interleukin-5 (IL-5). IL-5 has been shown to play a crucial role in the maturation, growth and chemotaxis (movement) of eosinophils, inflammatory white blood cells implicated in a number of allergic diseases. We hold an option to acquire Ception Therapeutics, Inc. ("Ception"), the developer of CINQUIL. For more information regarding the Ception option, please see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Acquisitions and Transactions", which is incorporated herein by reference.

        A Phase II study of CINQUIL in eosinophilic asthma is ongoing, with top-line results expected in the first quarter of 2010. The parties have agreed to extend Cephalon's option exercise period until a specified period of time after delivery of the top-line results for the Phase II eosinophilic asthma study. Eosinophilic airway inflammation is a common feature in patients with asthma and is generally responsive to inhaled corticosteroids treatment. Certain patients with severe asthma suffer persistent eosinophilic airway inflammation that is resistant to inhaled corticosteroids treatment. These patients suffer from airway remodeling, impaired lung function, more frequent asthma exacerbations and near-fatal asthma attacks and require additional anti-inflammatory therapies to address persistent symptoms and associated poor prognosis.

        In November 2009, we, together with Ception, announced results from a Phase IIb/III clinical trial for CINQUIL as a treatment for pediatric eosinophilic esophagitis ("EE"). The study was designed to evaluate improvement in the co-primary endpoints of changes in esophageal eosinophil levels and clinical symptoms. The four-month, double-blind, placebo-controlled clinical trial evaluated the efficacy and safety of CINQUIL in 226 pediatric patients between five and 18 years of age with poorly controlled EE. Study participants were randomized to receive one of three dose levels of CINQUIL (1 mg/kg, 2 mg/kg, and 3 mg/kg) or placebo. The reduction of esophageal eosinophils was marked in all active groups, with statistically significant reductions of peak esophageal eosinophils (p<0.0001) at all dose levels compared to placebo. All active groups also experienced improvement in the physician global assessment of their symptoms. However, the placebo cohort also demonstrated improvement in their physician global assessment; therefore, there were no statistically significant differences between the active groups and the placebo group for this endpoint.

INTERNATIONAL OPERATIONS

Commercial Products

        We market and sell directly or through partnerships 30 different branded products in over 50 countries in Europe, the Middle East and Africa and have a strong presence in the five key European pharmaceutical markets: France, Germany, Italy, Spain and the United Kingdom, and affiliates in Benelux and Poland. For the year ended December 31, 2009, aggregate net sales outside the United States accounted for 18% of our total consolidated net sales. In 2009, our largest products in terms of net product sales outside the United States are shown in the table below. Together, these products accounted for 81% of our total European segment net sales and 14% of our total consolidated net sales for the year ended December 31, 2009.

Product	Indication	Key Market(s)
ABELCET (amphotericin B lipid complex)(1)	Anti-fungal	France, Germany, U.K, .Italy, Spain, Central Eastern European countries, Benelux and Poland
ACTIQ (oral transmucosal fentanyl citrate)	Breakthrough cancer pain	France, Germany, U.K., Italy, Spain
MYOCET (liposomal doxorubicin)	Metastatic breast cancer	France, Germany, U.K., Italy, Spain, Central Eastern European Countries, Benelux and Poland.
NAXY® and MONONAXY® (clarithromycin)(2)	Antibiotic	France
PROVIGIL (modafinil)(3)	Excessive sleepiness associated with narcolepsy and certain other conditions	France, Germany, U.K., Italy, Spain
SPASFON® (phloroglucinol)	Biliary/urinary tract spasm and irritable bowel syndrome	France, certain African countries including Morocco, Algeria, Tunisia
TARGRETIN (bexarotene)(4)	Cutaneous T-cell lymphoma	France, Germany, U.K.

(1)
ABELCET is licensed from Bristol Myers Squibb.

(2)
NAXY and MONONAXY are licensed from Abbott France.

(3)
Marketed under the name MODIODAL® (modafinil) in France and under the name VIGIL® (modafinil) in Germany.

(4)
TARGRETIN is licensed from Ligand Pharmaceuticals.

        We are expanding our reach beyond Europe to Asia, where we have established an office in Hong Kong. We are seeking approval from the Chinese authorities to develop and register our products and are exploring a number of other opportunities in China and expect this market to be a key part of our Asian growth strategy moving forward. In 2007, our licensees, Alfresa Pharma and Mitsubishi Tanabe Pharma, launched modafinil in Japan (under the trade name MODIODAL) for the treatment of excessive daytime sleepiness associated with narcolepsy. Nippon Shinyaku launched TRISENOX in Japan in 2004. We have formed relationships with other Japanese companies that are conducting clinical trials with, and pursuing regulatory approval of, a number of our products in Japan. Our partner SymBio recently received marketing approval for TREANDA in Hong Kong, and we will be responsible for the marketing of the product in Hong Kong.

        In April 2008, we received marketing authorization from the European Commission for EFFENTORA for the same indication as FENTORA and launched the product in certain European countries in January 2009. We anticipate launching EFFENTORA in additional European countries in 2010.

        In December 2009, we entered into an agreement with UCB Pharma France under which we acquired all assets related to the development, manufacturing, marketing and sale of VOGALENE® (metopimazine) and VOGALIB® (metopimazine) in France and French overseas territories for $53.3 million. These products are approved for use in the symptomatic treatment of nausea and vomiting. The injectible solution is approved for the prevention of nausea and vomiting in patients under chemotherapy.

Manufacturing Operations

        At our manufacturing facility in Mitry-Mory, France, we produce the active pharmaceutical ingredient for SPASFON®. Our other manufacturing facility in Nevers, France is producing SPASFON for France and certain other countries. We manufacture certain other products at these facilities in France for sale in Europe and also perform warehousing, packaging and distribution activities for certain products sold in France and other export territories from these facilities. NAXY, MONONAXY, MYOCET, ABELCET, TARGRETIN and GABITRIL are among our European products that are manufactured for us by third party manufacturers. For these and most of our other European products, we depend on single sources for the manufacture of both the active drug substances contained in our products and for finished commercial supplies.

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

RESEARCH AND DEVELOPMENT

        In addition to ongoing clinical programs supporting our marketed products and internally generated compounds and biologics at various stages of clinical investigation, our discovery research and development efforts focus primarily on three therapeutic areas: oncology, inflammatory disease and pain. Our research strategy is guided by four core principles: 1) balancing risk; 2) utilizing multiple technologies within a therapeutics focus; 3) establishing strategic alliances to complement internal expertise; and 4) innovative research and development that focuses on unmet medical needs.

        In August 2009, we completed our acquisition of Arana, which allows us to increase our research and development efforts, particularly with biologics, expand our discovery research technology platform, diversify our therapeutic interests and broaden our pipeline opportunities. In October 2009, we began to restructure our discovery research organization to focus on our pipeline opportunities, primarily in oncology, inflammatory disease and pain, with an emphasis on our biologic opportunities, wind down our internal discovery research efforts in CNS and reduce our overall cost structure.

        For the years ended December 31, 2009, 2008 and 2007, our research and development costs were $395.4 million, $362.2 million, and $369.1 million, respectively. Additionally, for 2009 and 2008, we incurred charges associated with acquired in-process research and development of $46.1 million and $42.0 million, respectively.

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

        Our researchers have not only discovered proprietary, potent orally active inhibitors of the VEGF kinase but have also demonstrated the importance of the Tie-2 receptor kinase as a critical partner with VEGF in the process of angiogenesis. The Tie-2 receptor kinase works in concert with VEGF receptor systems to form new blood vessels. Using pre clinical models we have shown that inhibiting both kinases results in much greater tumor regression than would observed with inhibition of VEGFR alone.

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

        As noted above, many current cancer therapies are designed to arrest and kill rapidly dividing cells non-selectively via damage to DNA. Thus, traditional chemotherapy and radiation therapy kill all rapidly dividing cells, including both normal and cancerous cells, and the benefits of these therapies are often limited by their toxicity to normal cells. In addition, DNA repair mechanisms in tumor cells are up-regulated, further limiting the ability of these treatments to be completely successful. PARP is an integral DNA repair enzyme that corrects single and double strand DNA breaks in normal cells, cancer cells and after chemo- or radiation therapy. Using pre-clinical models, we have shown that inhibiting this key repair mechanism sensitizes the tumor to the anti-tumor killing effects of chemo- and radiation therapy and thereby overcomes tumor resistance. CEP-9722 was chosen from a library of proprietary potent, orally active PARP inhibitors. We filed an Investigational Medicinal Product Dossier, the European equivalent of an IND, for CEP-9722 in the fourth quarter of 2008 and began our Phase I study in 2009.

        As part of the Arana acquisition, we acquired rights to the biologics CEP-37250 and CEP-37251. CEP-37250 is being investigated as a potential treatment for colorectal cancer as part of a collaboration with Kyowa Hakko Kirin ("Kyowa"). Targeting a tumor selective carbohydrate, CEP-37250 is active against wild type and K-Ras mutations. This biologic has demonstrated in vitro and in vivo efficacy and potent cell-killing activity.

        CEP-37251 is a RANKL inhibitor being investigated as a potential treatment of bone metasases. A potent inhibitor of bone erosion in in vivo models, CEP-37251 is a variant of osteoprotegerin developed using Arana's proprietary EvoGene technology. We plan to initiate clinical trials for CEP-37251 in 2010.

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

        We are actively pursuing the development of novel inhibitors of the proteosome, a multifunctional protease integral to normal cellular functioning. Based on clinical and pre-clinical studies, we believe that proteosome inhibitors may have utility in the treatment of hematological cancers, particularly multiple myeloma. We have identified proprietary proteosome inhibitors that in preclinical models of cancer display greater efficacy and tolerability than currently available therapies. These proteosome inhibitors also may be useful in the treatment of solid tumors. CEP-18770, a potent, proprietary proteosome inhibitor, is currently in Phase II clinical investigation.

Inflammatory Disease

        As described above, we plan to begin evaluation of CEP-37247 as a treatment for sciatica in 2010. If we acquire BDC, we expect to utilize BDC's intellectual property and expertise as part of that evaluation. CEP-37247 is also in a Phase II study for the treatment of RA. In March 2009, the Phase II study for the treatment of psoriasis was completed, with repeat doses of CEP-37247 being well-tolerated and exhibiting a safety profile consistent with anti-TNF activity.

        We acquired CEP-37248 as part of the Arana acquisition. CEP-37248 is a humanized antibody targeting cytokines IL 12/23. By blocking IL 12/23, we believe CEP-37248 can reduce inflammation associated with certain autoimmune diseases. We plan to file an IND for this biologic product in 2011.

Pain

        We have primarily focused our current research and development efforts in the therapeutic area of Pain on the development of tamper deterrent opioids utilizing our OraGuard technology. OraGuard provides resistance against various tampering methods, including chewing, aqueous extraction for IV dosing and alcohol extraction. Phase I data for CEP-33236, our tamper deterrent formulation of hydromorphone, shows resistance to alcohol dose-dumping and dose-dumping when crushed.

CEP-33237, our tamper-deterrent formulation of hydrocodone, is expected to begin a Phase I study in 2010.

        We are also continuing our evaluation of CEP-33222, our IV formulation of celecoxib that we licensed from Acusphere. To date, our Phase I study indicates no significant safety concerns.

CNS Disorders

        While we are winding down our CNS discovery research, we continue to develop CEP-26401, a histamine H3 receptor antagonist/inverse agonist. CEP-26401 is one of the first GPCR-directed compound entering into IND-enabling development activities with the therapeutic potential for treatment of the cognitive disorders associated with the negative symptoms of schizophrenia and/or symptomatic improvement in the cognitive dysfunction in Alzheimer's disease. We filed an IND and began a Phase I study for CEP-26401 in 2009.

Drug Delivery Research and Development

        We pursue collaborative relationships with pharmaceutical companies that leverage the capabilities of these partners with our drug delivery and manufacturing capabilities to deliver new products incorporating our ORASOLV® or DURASOLV® orally disintegrating drug delivery technologies or our ORAVESCENT drug delivery technology. Revenues from these arrangements consist of net sales of manufactured products to partners, product development and licensing fees and royalties, and totaled 2.6% of our total consolidated revenue for the year ended December 31, 2009. We currently collaborate with many partners, including AstraZeneca, Organon, Schering-Plough and Wyeth. We have three manufacturing lines at our Eden Prairie, Minnesota facility for product requiring blister packaging and a manufacturing line at our Brooklyn Park, Minnesota facility for bottled product. We also have granulation and taste masking capabilities at our Eden Prairie facility. During 2008, we began the transition of our manufacturing activities primarily performed at our Eden Prairie facility to our recently expanded manufacturing facility in Salt Lake City, Utah. As part of that transition we also consolidated at our Brooklyn Park facility certain drug delivery research and development activities formerly performed in Salt Lake City. The transition of manufacturing activities and the closure of the Eden Prairie facility are expected to be completed in 2011.

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

        Our DURASOLV technology uses higher compaction forces than ORASOLV to produce orally disintegrating tablets incorporating active drug ingredients in a more durable orally disintegrating tablet. Due to their greater durability, DURASOLV tablets are easier to handle and package, and may cost less to produce and package. The U.S. patents for our DURASOLV technology expire in 2018. In the third quarter of 2007, the U.S. Patent and Trademark Office ("PTO") notified us that, in response to re-examination petitions filed by a third party, the Examiner rejected the claims in the two U.S. patents for our DURASOLV ODT technology. We disagree with the Examiner's position, and we filed notices of appeal to the Board of Patent Appeals of the PTO's decisions in the fourth quarter of 2007 regarding one patent and in the second quarter of 2008 regarding the second patent. In September 2009, the Board affirmed the Examiner's position with respect to one of the DURASOLV patents. We have the right to appeal this rejection and, as of the filing date of this report, we are awaiting a hearing and a determination with respect to our appeal regarding the other patent. These efforts will be both expensive and time consuming and, ultimately, due to the nature of patent appeals, there can be no assurance that these efforts will be successful. The invalidity of the DURASOLV patents could reduce our ability to enter into new contracts with regard to our drug delivery business.

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

CUSTOMERS

        Our principal customers are wholesale drug distributors. These customers comprise a significant part of the distribution network for all pharmaceutical products in the United States. Three large wholesale drug distributors, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, control a significant share of this network. These three wholesale customers, in the aggregate, accounted for 75% of our total consolidated gross sales for the year ended December 31, 2009.

COMPETITION

        We face intense competition and rapid technological change in the pharmaceutical marketplace. Large and small companies, academic institutions, governmental agencies, and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for product development in competition with us. Products developed by any of these entities may compete directly with those we develop or sell. In addition, many of the companies and institutions that compete against us have substantially greater capital resources, research and development staffs and facilities than we have, and substantially greater experience in conducting clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. These entities represent significant competition for us. Our products also face potential competition from companies seeking to develop and sell generic formulations of our products at a substantial price discount to the current price of our products. In addition, competitors who are developing products might succeed in developing technologies and products that are more effective than any that we develop or sell or that would render our technology and products obsolete or noncompetitive. Competition and innovation from these or other sources potentially could negatively affect sales of our products or make them obsolete. Advances in current treatment methods also may adversely affect the market for such products. In addition, we may be at a competitive marketing disadvantage against companies that have broader product lines and whose sales personnel are able to offer more complementary products than we can. Any failure to maintain our competitive position could adversely affect our business and results of operations.

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

        Clinical trials are typically conducted in three sequential phases, although the phases may overlap. Phase I typically begins with the initial introduction of the drug into human subjects prior to introduction into patients. In Phase I, the compound is tested for safety, dosage tolerance, and pharmacokinetics , as well as, if possible, to gain early information on effectiveness. Phase II typically involves studies in a small sample of the intended patient population to assess the efficacy of the drug for a specific indication, determine the optimal dose range, and to gather additional information relating to safety and potential adverse effects. Phase III trials are undertaken to further evaluate clinical safety and efficacy in an expanded patient population, generally at multiple study sites, to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for product labeling. Each trial is conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. In the United States, each protocol must be submitted to the FDA as part of the IND. Further, one or more independent Institutional Review Boards must evaluate each clinical study. The Institutional Review Board considers, among other things, ethical factors, the safety of the study, the adequacy of informed consent by human subjects and the possible liability of the institution. Similar procedures and requirements must be fulfilled to conduct studies in other countries. The process of completing clinical trials for a new drug is likely to take a number of years and require the expenditure of substantial resources.

        Promising data from preclinical and clinical trials are submitted to the FDA in an NDA (or a Biologic License Application ("BLA") for biologics) for marketing approval and to foreign regulatory authorities under applicable requirements. Preparing an NDA, BLA or foreign application involves considerable data collection, verification, analyses and expense, and there can be no assurance that the applicable regulatory authority will accept the application or grant an approval on a timely basis, if at all. The marketing or sale of pharmaceuticals in the United States may not begin without FDA approval. The approval process is affected by a number of factors, including primarily the safety and efficacy demonstrated in clinical trials and the severity of the disease. Regulatory authorities may deny an application if, in their sole discretion, they determine that applicable regulatory criteria have not been satisfied or if, in their judgment, additional testing or information is required to ensure the efficacy and safety of the product. One of the conditions for initial marketing approval, as well as continued post-approval marketing, is that a prospective manufacturer's quality control and manufacturing procedures conform to the current Good Manufacturing Practice regulations of the regulatory authority. In complying with these regulations, a manufacturer must continue to expend time, money and effort in the area of production, quality control and quality assurance to ensure full compliance. Manufacturing establishments, both foreign and domestic, also are subject to inspections by or under the authority of the FDA and by other federal, state, local or foreign agencies. Discovery of previously unknown problems with a product or manufacturer may result in restrictions on such product or manufacturer, including withdrawal of the product from the market.

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

LEGAL MATTERS

        For a summary of legal matters, see Note 16 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

EMPLOYEES

        As of December 31, 2009, we had a total of 3,026 full-time employees, of which 2,107 were employed in the United States, 851 were located at our facilities in Europe and 68 were located at our facilities in Australia and Asia. We believe that we have been successful in attracting skilled and experienced personnel; however, competition for such personnel is intense.

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

        For the year ended December 31, 2009, approximately 51%, 10%, 7% and 5% of our total consolidated net sales were derived from sales of PROVIGIL and NUVIGIL (collectively), TREANDA, FENTORA and AMRIX, respectively. With respect to PROVIGIL, we cannot be certain that it will continue to be accepted in its market. With respect to our newly launched product, NUVIGIL, we cannot be sure that our sales and marketing efforts will be successful or that it will be accepted in the market. It is possible that CNS net sales could decrease in the future as a result of the decline in PROVIGIL marketing efforts associated with the launch of NUVIGIL. NUVIGIL is currently selling at a price below that of PROVIGIL. As a result, it is possible that CNS net sales could decline if we are unable to achieve sufficient prescription growth for PROVIGIL and NUVIGIL in the aggregate. With respect to AMRIX and TREANDA, we cannot be certain that they will continue to be accepted in their markets or that we will be able to achieve projected levels of sales growth.

        To counter the impact from existing and potential generic competition for ACTIQ, we need FENTORA to continue to be accepted in the market. We expect to initiate a REMS Program for FENTORA to mitigate serious risks associated with the use of FENTORA. We submitted our REMS Program to the FDA in early April 2009. Subject to the timing and nature of further discussions with the FDA, we expect to receive a response from the FDA by the middle of 2010. It is possible that the REMS Program could have a negative impact on sales of FENTORA.

        For consolidated net sales to grow over the next several years, we will need our three newest products, NUVIGIL, AMRIX and TREANDA, to achieve projected levels of growth. Specifically, the following factors, among others, could affect the level of market acceptance of these products, as well as PROVIGIL and FENTORA:

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

        Our long-term prospects, particularly with respect to the growth of our future sales and earnings, depend to a large extent on our ability to obtain FDA approvals of new product candidates (including product candidates for which we have an option-to-acquire) or of expanded indications of our existing products such as FENTORA and NUVIGIL.

        In May 2008, an FDA Advisory Committee voted not to recommend approval of the FENTORA sNDA. In September 2008, we received a complete response letter, in which the FDA requested that we implement and demonstrate the effectiveness of proposed enhancements to the current FENTORA risk management program. In December 2008, we also received a supplement request letter from the FDA requesting that we submit a Risk Evaluation and Mitigation Strategy (the "REMS Program") with respect to FENTORA. We submitted our REMS Program to the FDA in early April 2009. To address the FDA's requests in its September 2008 and December 2008 letters, we plan to implement SECURE Access™, a first-of-its-kind initiative designed to minimize the potential risk of overdose from an opioid through appropriate patient selection, as part of our REMS Program. In July 2009, we exchanged correspondence with the FDA regarding elements of our REMS Program for FENTORA and have been engaged in ongoing discussions with the agency. Subject to the timing and nature of further discussions with the FDA, we expect to receive a response from the FDA by the middle of 2010. We believe that, by working with the FDA, we can design and implement a REMS Program to meet the FDA's requests and possibly to provide a potential avenue for approval of the sNDA. While we plan to initiate the REMS Program upon receipt of approval from the FDA, we may be unsuccessful, ultimately, in designing and implementing a REMS Program acceptable to the FDA.

        In March 2009, we announced positive results from a Phase II clinical trial of NUVIGIL as adjunctive therapy for treating major depressive disorder in adults with bipolar I disorder and our plan to advance to Phase III trials for this indication. In April 2009, we announced positive results from a Phase III clinical trial of NUVIGIL as a treatment for excessive sleepiness associated with jet lag disorder and filed an sNDA for this indication with the FDA in June 2009. We expect a response from the FDA by March 29, 2010. In May 2009, we announced positive results from a Phase IV study of NUVIGIL in obstructive sleep apnea and comorbid major depressive disorder requiring ongoing antidepressant therapy.

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

        Competition from generic manufacturers is a particularly significant risk to our business. Upon the expiration of, or successful challenge to, our patents covering a product, generic competitors may introduce a generic version of that product at a lower price. Some generic manufacturers have also demonstrated a willingness to launch generic versions of branded products before the final resolution of related patent litigation (known as an "at-risk launch"). A launch of a generic version of one of our products could have a material adverse effect on our business and we could suffer a significant loss of sales and market share in a short period of time.

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

        We are currently engaged in lawsuits with respect to generic company challenges to the validity and/or enforceability of our patents covering AMRIX, FENTORA and NUVIGIL. While we intend to vigorously defend the validity, and prevent infringement, of our patents, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful. The loss of patent protection or regulatory exclusivity on any of our existing products, whether by third-party challenge, invalidation, circumvention, license or expiration, could materially impact our results of operations. For more information regarding the legal proceedings described in this Overview and others, please see Note 16 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

        In late 2005 and early 2006, we entered into PROVIGIL patent settlement agreements with certain generic pharmaceutical companies. As part of these separate settlements, we agreed to grant to each of these parties a non-exclusive royalty-bearing license to market and sell a generic version of PROVIGIL in the United States, effective in April 2012, subject to applicable regulatory considerations. Under the agreements, the licenses could become effective prior to April 2012 only if a generic version of PROVIGIL is sold in the United States prior to this date. Various factors could lead to the sale of a generic version of PROVIGIL in the United States at any time prior to April 2012, including if (i) we lose patent protection for PROVIGIL due to an adverse judicial decision in a patent infringement lawsuit; (ii) all parties with first-to file ANDAs relinquish their right to the 180-day period of marketing exclusivity, which could allow a subsequent ANDA filer, if approved by the FDA, to launch a generic version of PROVIGIL in the United States at-risk; (iii) we breach or the applicable counterparty breaches a PROVIGIL settlement agreement; or (iv) the FTC prevails in its lawsuit against us in the U.S. District Court for the Eastern District of Pennsylvania described below. We filed each of the settlements with both the U.S. Federal Trade Commission (the "FTC") and the Antitrust Division of

the U.S. Department of Justice (the "DOJ") as required by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Modernization Act"). The FTC conducted an investigation of each of the PROVIGIL settlements and, in February 2008, filed suit against us challenging the validity of the settlements and related agreements. The complaint alleges a violation of Section 5(a) of the Federal Trade Commission Act and seeks to permanently enjoin us from maintaining or enforcing these agreements and from engaging in similar conduct in the future. We believe the FTC complaint is without merit and we have filed a motion to dismiss the case. While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful. For more information regarding our PROVIGIL settlements and related litigation, please see Note 16 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

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

        In September 2008, as part of our settlement with the U.S. government regarding their investigation of our promotional practices with respect to ACTIQ, GABITRIL and PROVIGIL, we entered into a five-year Corporate Integrity Agreement (the "CIA") with the Office of Inspector

General of the Department of Health and Human Services. The CIA provides criteria for establishing and maintaining compliance with federal laws governing the marketing and promotion of our products. We are also subject to periodic reporting and certification requirements attesting that the provisions of the CIA are being implemented and followed. For more information regarding our settlement with the U.S. government and the CIA, please see Note 16 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

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

        In April 2009, we received approval from the FDA for our sNDA to update the prescribing information for TREANDA. We finalized and implemented the updated prescribing information for TREANDA in May 2009. We identified two postmarketing cases of Stevens Johnson Syndrome ("SJS")/toxic epidermal necrolysis ("TEN") in patients treated concomitantly with TREANDA and allopurinol; one of these cases was fatal. Allopurinol is known to cause SJS/TEN. In the non-fatal case, the patient also received other drugs that can cause SJS. TREANDA's prescribing information has been updated to include these serious skin reactions. These updates communicate safety warnings when TREANDA is used in combination with allopurinol. Although the relationship between TREANDA and SJS/TEN cannot be determined, there may be an increased risk of severe skin toxicity when TREANDA and allopurinol are administered concomitantly. This update is similar to the labeling that currently exists with certain other agents used to treat indolent non-Hodgkin's lymphoma and/or chronic lymphocytic leukemia, such as RITUXAN® (rituximab), REVLIMID® (lenalidomide) and cyclophosphamide, all of which also reference SJS/TEN in their current respective prescribing information.

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

        The administration of drugs to humans, whether in clinical trials or commercially, can result in product liability claims whether or not the drugs are actually at fault for causing an injury. Furthermore, our products may cause, or may appear to have caused, adverse side effects (including death) or potentially dangerous drug interactions that we may not learn about or understand fully until the drug has been administered to patients for some time. As our products are used more widely and in patients with varying medical conditions, the likelihood of an adverse drug reaction, unintended side effect or incidence of misuse may increase. Product liability claims can be expensive to defend and may result in large judgments or settlements against us, which could have a negative effect on our financial performance. The cost of product liability insurance has increased in recent years, and the availability of coverage has decreased. Nevertheless, we maintain product liability insurance and significant self-insurance retentions held by our wholly-owned Bermuda-based insurance captive in amounts we believe to be commercially reasonable but which would be unlikely to cover the potential liability associated with a significant unforeseen safety issue. Product liability coverage maintained by our captive is reserved for, based on Cephalon's historical claims as well as historical claims within the industry. Reserves held by the captive are fully funded. Any claims could easily exceed our current coverage limits. Even if a product liability claim is not successful, the adverse publicity and time and expense of defending such a claim may interfere with our business.

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

        All of our convertible notes outstanding contain restricted conversion prices. As of December 31, 2009, our 2.0% Notes are convertible because the closing price of our common stock on that date was higher than the restricted conversion prices of these notes and our 2010 Zero Coupon Notes are convertible based on maturity date. As a result, our 2.0% Notes and our 2010 Zero Coupon Notes have been classified as current liabilities on our consolidated balance sheet as of December 31, 2009. Under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. As of the filing date of this report, we do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, other than the restrictive covenants contained in our credit agreement, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time. If we do not have sufficient funds available to repay the principal balance of notes presented for conversion, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

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

        In the United States, there have been, and we expect there will continue to be, various proposals to implement similar controls. For example, President Obama has made healthcare reform a top priority for his administration, and certain members of Congress have introduced legislation to restrict or significantly limit branded pharmaceutical companies' ability to enter into patent litigation settlement agreements with generic companies. Congress is also considering legislation to provide for FDA approval of generic versions of branded biologic products. The commercial success of our products could be limited if federal or state governments adopt any such proposals. In addition, in the United States and elsewhere, sales of pharmaceutical products depend in part on the availability of reimbursement to the consumer from third party payers, such as government and private insurance plans. These third party payers are increasingly utilizing their significant purchasing power to challenge the prices charged for pharmaceutical products and seek to limit reimbursement levels offered to consumers for such products. Moreover, many governments and private insurance plans have instituted reimbursement schemes that favor the substitution of generic pharmaceuticals for more expensive brand-name pharmaceuticals. In the United States in particular, generic substitution statutes have been enacted in virtually all states and permit or require the dispensing pharmacist to substitute a less expensive generic drug instead of an original branded drug. These third party payers are focusing their cost control efforts on our products, especially with respect to prices of and reimbursement levels for products prescribed outside their labeled indications. In these cases, their efforts may negatively impact our product sales and profitability.

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

        The conditions that our products treat, and some of the other disorders for which we are conducting additional studies, are currently treated with many drugs, several of which have been available for a number of years or are available in inexpensive generic forms. With respect to PROVIGIL and NUVIGIL, there are several other products used for the treatment of excessive sleepiness or narcolepsy in the United States, including methylphenidate products, and in our other territories, many of which have been available for a number of years and are available in inexpensive generic forms. With respect to AMRIX, we face significant competition from SKELAXIN®, FLEXERIL® and other inexpensive generic forms of muscle relaxants. With respect to FENTORA, we face competition from numerous short-and long-acting opioid products, including three products—Johnson & Johnson's DURAGESIC® and Purdue Pharmaceutical's OXYCONTIN® and MS-CONTIN®—that dominate the market. In addition, we are aware of numerous other companies developing other technologies for rapidly delivering opioids to treat breakthrough pain that will compete against FENTORA in the market for breakthrough cancer pain in opioid-tolerant patients. ONSOLIS® is approved for this indication. It also is possible that the existence of generic OTFC could negatively impact the growth of FENTORA. With respect to ACTIQ, generic competition from Barr has meaningfully eroded branded ACTIQ sales and impacted sales of our own generic OTFC through Watson. Our generic sales also could be significantly impacted by the entrance into the market of additional generic OTFC products, which could occur at any time. In October 2009, we understand that the FDA approved ANDAs by Barr and Covidien to market and sell generic OTFC. With respect to TREANDA, we face competition from LEUKERAN®, CAMPATH® and the combination therapy of fludarabine, cyclophosphamide and rituximab. With respect to TRISENOX, the pharmaceutical market for the treatment of patients with relapsed or refractory APL is served by a number of available therapeutics, such as VESANOID® by Roche in combination with chemotherapy.

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

        As part of our efforts to acquire businesses or to enter into other significant transactions, we conduct business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction. Despite our efforts, we ultimately may be unsuccessful in ascertaining or evaluating all such risks and, as a result, we might not realize the intended advantages of the acquisition. If we fail to realize the expected benefits from acquisitions we have consummated or may consummate in the future, whether as a result of unidentified risks, integration difficulties, regulatory setbacks or other events, our business, results of operations and financial condition could be adversely affected. In connection with an acquisition, we must estimate the value of the transaction by making certain assumptions about, among other things, likelihood of regulatory approval for unapproved products and the market potential for marketed products and/or product candidates. Ultimately, our assumptions may prove to be incorrect, which could cause us to fail to realize the anticipated benefits of a transaction. As part of our efforts to hedge risks associated with the uncertainty of acquisitions generally and pharmaceutical development specifically, we have structured certain transactions as options-to-acquire. Pursuant to this structure, we typically make an upfront payment to secure the option, set forth the appropriate "trigger" for the option in an option agreement and, should we exercise the option, make a subsequent payment to finalize the product or company acquisition. Our option transactions with Ception and BDC are examples of this option structure. While we believe that this structure helps us to manage risk appropriately, it is possible that we will not "trigger" an option-to-acquire, and therefore receive nothing of tangible value in return for our upfront payment to secure the option-to-acquire.

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

        The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future. For example, from January 1, 2009 through February 8, 2010 our common stock traded at a high price of $81.35 and a low price of $52.55. Negative announcements, including, among others:

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

        Historically, a portion of our revenues and expenses has been earned and incurred, respectively, in currencies other than the U.S. dollar. For the year ended December 31, 2009, 18.2% of our revenues were denominated in currencies other than the U.S. dollar. We translate revenues earned and expenses incurred into U.S. dollars at the average exchange rate applicable during the relevant period. A weakening of the U.S. dollar would, therefore, increase both our revenues and expenses. Fluctuations in the rate of exchange between the U.S. dollar and the euro and other currencies may affect period-to-period comparisons of our operating results. Historically, we have not hedged our exposure to these fluctuations in exchange rates.

Our customer base is highly concentrated.

        Our principal customers are wholesale drug distributors. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. Three large wholesale distributors, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, control a significant share of this network. These three wholesaler customers, in the aggregate, accounted for 75% of our total consolidated gross sales for the year ended December 31, 2009. Fluctuations in the buying patterns of these customers, which may result from seasonality, wholesaler buying decisions or other factors outside of our control, could significantly affect the level of our net sales on a period to period basis. Because of this, the amounts purchased by these customers during any quarterly or annual period may not correlate to the level of underlying demand evidenced by the number of prescriptions written for such products, as reported by IMS Health Incorporated.

We are involved, or may become involved in the future, in legal proceedings that, if adversely adjudicated or settled, could materially impact our financial condition.

        As a biopharmaceutical company, we are or may become a party to litigation in the ordinary course of our business, including, among others, matters alleging employment discrimination, product liability, patent or other intellectual property rights infringement, patent invalidity or breach of commercial contract. In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could significantly impact results of operations and financial condition. We currently are vigorously defending ourselves against those matters specifically described in Note 16 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, as well as numerous other litigation matters. While we currently do not believe that the settlement or adverse adjudication of these other litigation matters would materially impact our results of operations or financial condition, the final resolution of these matters and the impact, if any, on our results of operations, financial condition or cash flows is unknown but could be material.

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

        In France, we own administrative facilities, a development facility, two manufacturing facilities, a packaging facility and various warehouses totaling approximately 355,000 square feet. We lease office space for our satellite offices in a number of countries worldwide. On September 18, 2008, our subsidiary Cephalon France SAS informed the French Works Councils of its intention to search for a potential acquiror of the manufacturing facility at Mitry-Mory, France. We are considering the proposed divestiture due to a reduction of manufacturing activities at the Mitry-Mory manufacturing site. The proposed divestiture is subject to completion of a formal consultation process with the French Works Councils and employee representatives.

        In Australia, we lease two administrative and development facilities totaling approximately 40,000 square feet.

        We believe that our current facilities are adequate for our present purposes.

ITEM 3.    LEGAL PROCEEDINGS

        The information set forth in Note 16 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We did not submit any matters to the vote of security holders during the fourth quarter of 2009.

Executive Officers of the Registrant

        The names, ages and positions held by our executive officers as of the filing date of this Annual Report on Form 10-K are as follows:

Name	Age	Position
Frank Baldino, Jr., Ph.D.	56	Chairman and Chief Executive Officer
Alain Aragues	58	Executive Vice President and President of Cephalon Europe
Valli F. Baldassano	49	Executive Vice President and Chief Compliance Officer
J. Kevin Buchi	54	Chief Operating Officer
Peter E. Grebow, Ph.D.	63	Executive Vice President, Worldwide Technical Operations
Wilco Groenhuysen	52	Executive Vice President and Chief Financial Officer
Gerald J. Pappert	46	Executive Vice President, General Counsel and Secretary
Lesley Russell, MB.Ch.B., MRCP	49	Executive Vice President and Chief Medical Officer
Carl A. Savini	60	Executive Vice President and Chief Administrative Officer
Jeffry L. Vaught, Ph.D.	59	Executive Vice President and Chief Scientific Officer

        All executive officers are elected by the Board of Directors to serve in their respective capacities until their successors are elected and qualified or until their earlier resignation or removal.

        Dr. Baldino, founder of the Company, has served as Chief Executive Officer and director since the Company's inception. He was appointed Chairman of the Board of Directors in 1999. He currently serves as a director of Acusphere, Inc., a drug delivery company, NicOx S.A., a company engaged in the research, development and commercialization of nitric oxide therapeutics, and Viropharma, Inc., a developer of proprietary antiviral pharmaceuticals for treatment of viral diseases. Dr. Baldino also holds several adjunct academic appointments and is a trustee of Temple University.

        Mr. Aragues was appointed as Executive Vice President and President of Cephalon Europe in January 2010. Mr. Aragues joined Cephalon in 2002 to lead the company's expansion in France following its 2001 acquisition of Group Lafon and was appointed President of Cephalon Europe in February 2005. Prior to joining Cephalon, Mr. Aragues held various senior positions in the pharmaceutical industry at DuPont Pharmaceuticals in Europe and in the United States as well as at Bristol-Myers Squibb Pharma France. In February 2008, Mr. Aragues was awarded the highest French Distinction as Chevalier de la Légion d'Honneur by the French Minister of Health, Mrs. Roselyne Bachelot. Mr. Aragues graduated from Institut des Sciences Politiques of Toulouse in France with a Master in Economy, Finance and Business Administration.

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

        Mr. Buchi joined Cephalon in March 1991 and, since January 2010, he has served as Chief Operating Officer. From February 2006 through January 2010, Mr. Buchi was Executive Vice President and Chief Financial Officer. From April 1996 through January 2006, he served as Senior Vice President and Chief Financial Officer, and he held several financial positions with the Company prior to April 1996. Between 1985 and 1991, Mr. Buchi served in a number of financial positions with E.I. du Pont de Nemours and Company. Mr. Buchi received a master of management degree from the J.L. Kellogg Graduate School of Management, Northwestern University in 1982 and is a certified public accountant. Mr. Buchi serves as a member of the board of directors of Celator Pharmaceuticals, Inc., a privately-held pharmaceutical company.

        Dr. Grebow joined Cephalon in January 1991 and, since February 2005, he has served as Executive Vice President, Worldwide Technical Operations. Dr. Grebow also has served as Senior Vice President, Worldwide Technical Operations, Senior Vice President, Business Development, and Vice President, Drug Development. From 1988 to 1990, Dr. Grebow served as Vice President of Drug Development for Rorer Central Research, a division of Rhone-Poulenc Rorer Pharmaceuticals Inc., a pharmaceutical company. Dr. Grebow serves as a member of the board of directors of Optimer Pharmaceuticals, Inc., a publicly-traded biotechnology company. Dr. Grebow received a Ph.D. in chemistry from the University of California, Santa Barbara.

        Mr. Groenhuysen joined Cephalon in August 2007 as Senior Vice President of Finance. Since January 2010, he has held the position of Executive Vice President & CFO with responsibility for Worldwide Finance, Commercial Operations and Risk Management. Prior to joining Cephalon he spent 20 years with Philips Electronics in various assignments in Europe, Asia and the United States, the latest of which started in 2002 when he was promoted to Senior Vice President and Chief Financial Officer of Philips Electronics North America Corporation.

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

        Dr. Russell joined Cephalon in January 2000 and, since August 2008, she has served as Executive Vice President and Chief Medical Officer. From November 2006 to August 2008, Dr. Russell served as Executive Vice President, Worldwide Medical and Regulatory Operations. From January 2000 to August 2006, Dr. Russell was Senior Vice President of Worldwide Clinical Research with the Company. Dr. Russell came to Cephalon in January 2000 from US Bioscience Inc./Medimmune Oncology, where she was Vice President Clinical Research, responsible for directing and implementing the clinical programs in oncology and HIV research. Prior to joining US Bioscience, Dr. Russell was Director of Clinical Research at USB Pharma Ltd, the European subsidiary of US Bioscience. Before her work at USB Pharma, Dr. Russell was a Clinical Research Physician at Eli Lilly UK, responsible for the oncology clinical trial program in the UK. Dr. Russell was Medical Director at Amgen UK from May 1992 to May 1995. Before joining the pharmaceutical industry, Dr. Russell was trained in Hematology/Oncology at Royal Infirmary of Edinburgh, and Royal Hospital for Sick Children Edinburgh UK and was a Research Fellow at University of Edinburgh Faculty of Medicine. Dr. Russell serves as a member of the board of directors of AMAG Pharmaceuticals, Inc., a biopharmaceutical company. Dr. Russell received MB.Ch.B. from University of Edinburgh, Scotland, Faculty of Medicine and is a member of the Royal College of Physicians, UK.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is quoted on the NASDAQ Global Select Market under the symbol "CEPH." The following table sets forth the range of high and low sales prices for the common stock as reported on the NASDAQ Global Select Market for the periods indicated below.

	High	Low
2009
First Quarter	$81.35	$60.42
Second Quarter	70.09	54.63
Third Quarter	69.30	52.55
Fourth Quarter	63.16	53.05
2008
First Quarter	$74.31	$56.20
Second Quarter	71.53	59.91
Third Quarter	80.39	66.47
Fourth Quarter	79.00	59.45

        As of February 8, 2010, there were 412 holders of record of our common stock. On February 8, 2010, the last reported sale price of our common stock as reported on the NASDAQ Global Select Market was $65.00 per share.

        We have not paid any dividends on our common stock since our inception and do not anticipate paying any dividends on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities

Period	Total Number of Shares of Common Stock Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Stock that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2009	—	$—	—	—
November 1 - 30, 2009	—	—	—	—
December 1 - 31, 2009	115,068	58.16	—	—

Total	115,068	$58.16	—	—

(1)
This column reflects the following transactions during the fourth quarter of 2009: (i) 20,198 shares repurchased from employees and (ii) the surrender to Cephalon of 94,870 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

(2)
Price paid per share is a weighted average based on the closing price of our common stock on the various vesting dates.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table gives information about our common stock that may be issued upon the exercise of stock options, warrants and rights under all of our existing equity compensation plans as of

December 31, 2009, including the 2004 Equity Compensation Plan (the "2004 Plan") and the 2000 Equity Compensation Plan for Employees and Key Advisors (the "2000 Plan").

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	(c) Number of Securities Remaining Available for Future Issuance (Excludes Securities Reflected in Column(a))(2)
Equity compensation plans approved by stockholders	7,147,445	(3)	$63.38	686,982
Equity compensation plans not approved by stockholders(4)	1,286,467		$62.49	3,725

Total	8,433,912		$63.25	690,707

(1)
The foregoing does not include stock options assumed under the Anesta Corp. 1993 Stock Option Plan (the "Anesta Plan") as a result of our acquisition of Anesta Corp. in 2000. As of December 31, 2009, there were 483 shares of common stock subject to outstanding stock options under the Anesta Plan, with a weighted average exercise price of these stock options of $31.37 per share. No additional shares are reserved for issuance under the Anesta Plan.

(2)
The 2004 Plan permits our Board of Directors or the Stock Option and Compensation Committee of our Board to award stock options to participants. Up to 189,200 of the shares remaining available for issuance under equity compensation plans approved by stockholders may be issued as restricted stock units. Restricted stock unit awards are not permitted to be made under the terms of the 2000 Plan.

(3)
Includes awards covering 895,250 shares of unvested restricted stock units that are outstanding under the 2004 Plan.

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

ITEM 6.    SELECTED FINANCIAL DATA
(In thousands, except per share data)

        The following five year summary table includes the acquisitions of AMRIX in August 2007, Zeneus Holdings Limited in December 2005, substantially all the assets related to TRISENOX from CTI and CTI Technologies in July 2005, the outstanding capital stock of Salmedix Inc. in June 2005, 50.4% of the outstanding shares of Arana Therapeutics Limited in May 2009 and the remaining outstanding shares as of August 2009. The selected financial data also includes the results of Ception Therapeutics as of January 2009, Acusphere Inc. from November 2008 until June 2009 and BioAssets Development Corporation, Inc. as of November 2009 as a result of transactions that were determined to create variable interest entities in which Cephalon has determined it is the primary beneficiary. See Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on these transactions.

Five-year summary of selected financial data:

	Year Ended December 31,
Statement of operations data	2009	As Adjusted 2008*	As Adjusted 2007*	As Adjusted 2006*	As Adjusted 2005*
Net sales	$2,151,548	$1,943,464	$1,727,299	$1,720,172	$1,156,518
Other revenues	40,760	31,090	45,339	43,897	55,374

Total revenues	2,192,308	1,974,554	1,772,638	1,764,069	1,211,892

Settlement reserve	—	7,450	425,000	—	—
Impairment charges	182,080	99,719	—	12,417	20,820
Acquired in-process research and development	46,118	41,955	—	5,000	366,815
Debt exchange expense	—	—	—	41,106	—
Restructuring charge	13,825	8,415	—	—	—
Loss on sale of equipment	—	17,178	1,022	—	—
Income tax expense (benefit)	78,680	(37,819)	103,153	76,524	(77,279)
Net income (loss)	210,727	171,889	(226,429)	115,642	(187,227)
Net loss attributable to noncontrolling interest	131,900	21,073	—	—	—
Net income (loss).attributable to Cephalon, Inc.	$342,627	$192,962	$(226,429)	$115,642	$(187,227)

Basic income (loss) per common share attributable to Cephalon, Inc.	$4.74	$2.84	$(3.40)	$1.91	$(3.23)

Weighted average number of common shares outstanding	72,342	68,018	66,597	60,507	58,051

Diluted income (loss) per common share attributable to Cephalon, Inc.	$4.41	$2.54	$(3.40)	$1.66	$(3.23)

Weighted average number of common shares outstanding-assuming dilution	77,733	76,097	66,597	69,672	58,051

	December 31,
Balance sheet data	2009	As Adjusted 2008*	As Adjusted 2007*	As Adjusted 2006*	As Adjusted 2005*
Cash, cash equivalents and investments	$1,647,635	$524,459	$826,265	$521,724	$484,090
Total assets	4,658,095	3,082,942	3,395,759	2,937,339	2,638,907
Current portion of long-term debt	818,925	781,618	944,659	701,074	590,038
Long-term debt (excluding current portion)	363,696	3,692	3,788	206,895	617,944
Redeemable equity	207,307	248,403	292,509	322,239	343,122
Accumulated deficit	(178,659)	(521,286)	(714,248)	(480,651)	(596,293)
Total equity	2,478,073	1,416,680	1,191,557	1,203,947	577,025

*
As adjusted in accordance with the transition provisions of accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) and accounting for noncontrolling interests in consolidated financial statements. See Note 1 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

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

EXECUTIVE SUMMARY

        Cephalon, Inc. is an international biopharmaceutical company dedicated to the discovery, development and commercialization of innovative products in four core therapeutic areas: central nervous system ("CNS"), pain, oncology and inflammatory disease. In addition to conducting an active research and development program, we market seven proprietary products in the United States and numerous products in various countries throughout Europe and the world. Consistent with our core therapeutic areas, we have aligned our approximately 775-person U.S. field sales and sales management teams by area. We have a sales and marketing organization numbering approximately 335 persons that supports our presence in nearly 50 countries in Europe, the Middle East and Africa and have a strong presence in the five key European pharmaceutical markets: France, Germany, Italy, Spain and the United Kingdom, and affiliates in Benelux and Poland. For the year ended December 31, 2009, our total revenues and net income attributable to Cephalon, Inc. were $2.2 billion and $342.6 million, respectively. Our revenues from U.S. and European operations are detailed in Note 19 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

        On January 31, 2010, we entered into a Share Purchase Agreement with Mepha Holding AG pursuant to which we agreed to purchase all of the issued share capital of Mepha AG ("Mepha"), a privately-held, Swiss-based pharmaceutical company, for CHF 622.5 million (or approximately US$590 million) in cash, subject to certain closing adjustments. The closing of the transaction is subject to customary closing conditions, including receipt of the applicable antitrust approvals. The transaction is expected to close in the second quarter of 2010. Founded in 1949, Mepha markets branded and non-branded generics as well as specialty products in more than 50 countries. Mepha develops and manufactures its products in Aesch/Basel, Switzerland with a focus on Swiss-quality standards. Mepha's research and development focuses on the development of improved and innovative generics providing additional benefits for patients. Furthermore, Mepha is active in malaria research offering innovative life-saving therapies for adults and children. Mepha is the leading company on the Swiss generic market, with more than 120 products in over 500 packaging forms. Mepha has operational subsidiaries in Portugal and the Baltics. Through partnerships, Mepha markets its products in other European countries, in the Middle East, Africa, South and Central America as well as in Asia. Mepha employs approximately 1,000 people worldwide, 500 of them in Switzerland.

        We have recently completed certain transactions designed to build a portfolio of potential products targeted to treat inflammatory diseases. In 2009, we (i) acquired Arana Therapeutics Limited, an Australian company, whose lead domain antibody compound, CEP-37247, is in Phase II development for patients with certain inflammatory diseases; (ii) acquired an exclusive, worldwide license to the ImmuPharma investigational compound, LUPUZOR™, which is in Phase IIb development for the treatment of systemic lupus erythematosus; (iii) purchased an option to acquire privately-held Ception Therapeutics, Inc., whose lead humanized monoclonal antibody compound, reslizumab, is in Phase II development for eosinophilic asthma; and (iv) purchased an option to acquire privately-held BioAssets Development Corporation, which has an intellectual property estate around use of TNF inhibitors for sciatic pain in patients with intervertebral disk herniation, as well as other spinal disorders, which intellectual property we expect to utilize to develop CEP-37247 as a possible treatment of sciatica.

        Our most significant products are our wakefulness products, PROVIGIL® (modafinil) Tablets [C-IV] and NUVIGIL® (armodafinil) Tablets [C-IV], which comprised 51% of our total consolidated net sales for the year ended December 31, 2009, of which 94% was in the U.S. market. For the year ended December 31, 2009, combined consolidated net sales of PROVIGIL and NUVIGIL increased 11% over the year ended December 31, 2008. In June 2007, we secured final U.S. Food and Drug Administration (the "FDA") approval of the NUVIGIL indication for the treatment of excessive sleepiness associated with narcolepsy, obstructive sleep apnea/hypopnea syndrome ("OSA/HS") and shift work sleep disorder ("SWSD"). We launched NUVIGIL on June 1, 2009. In March 2009, we announced positive results from a Phase II clinical trial of NUVIGIL as adjunctive therapy for treating major depressive disorder in adults with bipolar I disorder and our plan to advance to Phase III trials for this indication. In April 2009, we announced positive results from a Phase III clinical trial of NUVIGIL as a treatment for excessive sleepiness associated with jet lag disorder and filed a supplemental new drug application (an "sNDA") for this indication with the FDA in June 2009. We expect a response from the FDA by March 29, 2010. In May 2009, we announced positive results from a Phase IV study of NUVIGIL in obstructive sleep apnea and co-morbid major depressive disorder requiring ongoing antidepressant therapy.

        On a combined basis, our two next most significant products are FENTORA® (fentanyl buccal tablet) [C-II] and ACTIQ® (oral transmucosal fentanyl citrate) [C-II] (including our generic version of ACTIQ ("generic OTFC")). Together, these products comprise 17% of our total consolidated net sales for the year ended December 31, 2009, of which 80% was in the U.S. market. In October 2006, we launched FENTORA in the United States. FENTORA is indicated for the management of breakthrough pain in patients with cancer who are already receiving and are tolerant to opioid therapy for their underlying persistent cancer pain. In April 2008, we received marketing authorization from the European Commission for EFFENTORA™ for the same indication as FENTORA and launched the product in certain European countries in January 2009. We have focused our clinical strategy for FENTORA on studying the product in opioid-tolerant patients with breakthrough pain associated with chronic pain conditions, such as neuropathic pain and back pain. In November 2007, we submitted an sNDA to the FDA seeking approval to market FENTORA for the management of breakthrough pain in opioid tolerant patients with chronic pain conditions. In early April 2009, we submitted a Risk Evaluation and Mitigation Strategy (the "REMS Program") with respect to FENTORA. Subject to the timing and nature of further discussions with the FDA, we expect to receive a response from the FDA regarding the FENTORA REMS Program by the middle of 2010. With respect to ACTIQ, its sales have been meaningfully eroded by the launch of FENTORA and by generic OTFC products sold since June 2006 by Barr Laboratories, Inc. and by us through our sales agent, Watson Pharmaceuticals, Inc. We expect this erosion will continue. In September 2009, our obligation to supply Barr with generic OTFC ended pursuant to the terms of a license and supply agreement we entered into with Barr in July 2004. In October 2009, we understand that the FDA approved ANDAs by Barr and by Covidien to market and sell generic OTFC. We submitted our REMS Program for ACTIQ and generic OTFC in early April 2009. We expect to receive a response from the FDA by the middle of 2010.

        In March 2008, the FDA granted an orphan drug approval for TREANDA® (bendamustine hydrochloride) for the treatment of patients with chronic lymphocytic leukemia ("CLL") and, in April 2008, the product was launched. In October 2008, we received FDA approval of TREANDA for treatment of patients with indolent B-cell non-Hodgkin's lymphoma ("NHL") who have progressed during or within six months of treatment with rituximab or a rituximab-containing regimen. TREANDA comprised 10% of our total consolidated net sales for the year ended December 31, 2009, all of which were in the U.S. market. While not a currently approved indication by the FDA, TREANDA was recently listed in the 2010 NCCN clinical practice guidelines as a front-line treatment for NHL. We believe the guidelines listing was the result of an independent Phase III clinical study conducted by the German Study Group for Indolent Lymphomas ("StiL Group") in Giessen, Germany. The StiL Group's study results announced in December 2009 indicated better tolerability and more than a 20-month improvement in median progression free survival in patients treated with TREANDA in combination with rituximab versus cyclophosphamide, doxorubicin, vincristine, and prednisolone (commonly known as CHOP) in combination with rituximab for the first-line treatment of patients with advanced follicular, indolent, and mantle cell lymphomas, each of which is not currently an FDA-approved indication.

        In August 2007, we acquired exclusive North American rights to AMRIX® (cyclobenzaprine hydrochloride extended-release capsules) from E. Claiborne Robins Company, Inc., a privately-held company d/b/a ECR Pharmaceuticals ("ECR"). Two dosage strengths of AMRIX (15 mg and 30 mg) were approved in February 2007 by the FDA for short-term use as an adjunct to rest and physical therapy for relief of muscle spasm associated with acute, painful musculoskeletal conditions. We made the product available in the United States in October 2007 and commenced a full U.S. launch in November 2007. In June 2008, the U.S. Patent and Trademark Office (the "PTO") issued a pharmaceutical formulation patent for AMRIX, which expires in February 2025.

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

        As a biopharmaceutical company, our future success is highly dependent on obtaining and maintaining patent protection or regulatory exclusivity for our products and technology. We intend to vigorously defend the validity, and prevent infringement, of our patents. The loss of patent protection or regulatory exclusivity on any of our existing products, whether by third-party challenge, invalidation, circumvention, license or expiration, could materially impact our results of operations. In late 2005 and early 2006, we entered into PROVIGIL patent settlement agreements with certain generic pharmaceutical companies. As part of these separate settlements, we agreed to grant to each of these parties a non-exclusive royalty-bearing license to market and sell a generic version of PROVIGIL in the United States, effective in April 2012, subject to applicable regulatory considerations. Under the agreements, the licenses could become effective prior to April 2012 only if a generic version of PROVIGIL is sold in the United States prior to this date. We filed each of the settlements with both the U.S. Federal Trade Commission (the "FTC") and the Antitrust Division of the U.S. Department of Justice (the "DOJ") as required by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Modernization Act"). The FTC conducted an investigation of each of the PROVIGIL settlements and, in February 2008, filed suit against us challenging the validity of the settlements and related agreements. The complaint alleges a violation of Section 5(a) of the Federal Trade Commission Act and seeks to permanently enjoin us from maintaining or enforcing these agreements and from engaging in similar conduct in the future. We believe the FTC complaint is without merit and we have filed a motion to dismiss the case. While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

        We also received rights to certain modafinil-related intellectual property developed by each party and in exchange for these rights, we agreed to make payments to Barr, Mylan, Ranbaxy and Teva collectively totaling up to $136.0 million, consisting of upfront payments, milestones and royalties on net sales of our modafinil products. In order to maintain an adequate supply of the active drug substance modafinil, we entered into agreements with three modafinil suppliers whereby we have agreed to purchase minimum amounts of modafinil through 2012, with remaining aggregate purchase commitments totaling $15.9 million as of December 31, 2009. Based on our current assessment, we have recorded a reserve of $9.0 million for purchase commitments for modafinil raw materials not expected to be utilized. For more information, see Note 8 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

        In September 2008, as part of our settlement with the U.S. government regarding their investigation of our promotional practices with respect to ACTIQ, GABITRIL and PROVIGIL, we entered into a five-year Corporate Integrity Agreement (the "CIA") with the Office of Inspector General of the Department of Health and Human Services. The CIA provides criteria for establishing and maintaining compliance with federal laws governing the marketing and promotion of our products. We are also subject to periodic reporting and certification requirements attesting that the provisions of the CIA are being implemented and followed.

        We are or may become a party to litigation in the ordinary course of our business, including, among others, matters alleging employment discrimination, product liability, patent or other intellectual property rights infringement, patent invalidity or breach of commercial contract. In particular, as a biopharmaceutical company, our future success is highly dependent on obtaining and maintaining patent protection or regulatory exclusivity for our products and technology. In that regard, we are currently engaged in lawsuits with respect to generic company challenges to the validity and/or enforceability of our patents covering AMRIX, FENTORA and NUVIGIL. We intend to vigorously defend the validity, and prevent infringement, of our patents. The loss of patent protection or regulatory exclusivity on any of our existing products, whether by third-party challenge, invalidation, circumvention, license or expiration, could materially impact our results of operations. For more information regarding the legal proceedings described in this Overview and others, please see Note 16 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

        We have significant levels of indebtedness outstanding, nearly all of which consists of convertible notes. Under the terms of the indentures governing nearly all of our notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. For a more complete description of these notes, see Note 13 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. We do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, there are no restrictions on our use of this cash, and the cash available to repay indebtedness may decline over time.

        As of December 31, 2009 the fair value of both the 2.0% convertible senior subordinated notes due June 1, 2015 (the "2.0% Notes") and Zero Coupon Convertible Notes due June 2033, first putable June 15, 2010 (the "Zero Coupon Notes") is greater than the value of the shares into which such notes are convertible. We believe that the share price of our common stock would have to significantly increase over the market price as of the filing date of this report before the fair value of the convertible notes would be less than the value of the common stock shares underlying the notes. As such, we believe it is highly unlikely that holders of the 2.0% Notes or Zero Coupon Notes will present significant amounts of such notes for conversion under the current terms. In the unlikely event that a significant conversion did occur, we believe that we have the ability to raise sufficient cash to repay the principal amounts due through a combination of utilizing our existing cash on hand, accessing our credit facility, raising money in the capital markets or selling our note hedge instruments for cash. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

RECENT ACQUISITIONS AND TRANSACTIONS

        For additional information related to each of the following acquisitions and transactions, see Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

  Equity and Convertible Notes Offerings

        On May 27, 2009, we issued an aggregate of 5,000,000 shares of common stock, par value $0.01 per share, at a price of $60.00 per share, resulting in net cash proceeds of $288.0 million. Concurrently with the equity offering, we also issued $500.0 million aggregate principal amount of 2.5% convertible senior subordinated notes due on May 1, 2014. See Note 13 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

  UCB Pharma France

        In December 2009, we entered into an agreement with UCB Pharma France under which we acquired all assets related to the development, manufacturing, marketing and sale of VOGALENE® (metopimazine) and VOGALIB® (metopimazine) in France and French Overseas territories for $53.3 million. These products are approved for use in the symptomatic treatment of nausea and vomiting. The injectible solution is approved for the prevention of nausea and vomiting in patients under chemotherapy.

  BioAssets Development Corporation

        Effective November 2009, we signed an agreement with BioAssets Development Corporation ("BDC") that sets forth our option to acquire BDC. Under the terms of the option agreement, we paid BDC an upfront payment of $30.0 million. If we exercise the option, we have agreed to pay a total of $12.5 million plus the value of BDC's net working capital less the amount of any outstanding debt. BDC stockholders could also receive additional future payments related to regulatory and sales milestones. BDC is currently conducting a Phase II placebo-controlled proof of concept study with the tumor necrosis factor (TNF) inhibitor, etanercept, epidurally administered to a minimum of 40 patients with sciatica. Sciatica is a neuropathic inflammatory pain condition that occurs when the sciatic nerve is compressed, injured or irritated. BDC has secured an intellectual property estate around use of TNF inhibitors for sciatic pain in patients with intervertebral disk herniation, as well as other spinal disorders. We may exercise our option at any time from the closing date of the option agreement until the date that is 60 days after receipt of one-month patient response data from BDC's Phase II study. Data are anticipated to be available in the second half of 2010.

        We have determined that, because of our rights under the BDC option agreement, effective on November 18, 2009, BDC is a variable interest entity for which we are the primary beneficiary. As a result, as of November 18, 2009 we have included the financial condition and results of operations of BDC in our consolidated financial statements. However, we do not have an equity interest in BDC and, therefore, we have allocated the BDC losses to noncontrolling interest in the consolidated statement of operations. If the BDC option expires unexercised, we will deconsolidate BDC and recognize a loss of $30.0 million, equal to our investment in BDC. BDC did not have an impact on our revenues or earnings attributable to our Cephalon shareholders for the period ended December 31, 2009 or on a pro forma basis for the periods ended December 31, 2009 and 2008. BDC is included in our U. S. operating segment.

  Arana Therapeutics Limited

        On February 27, 2009, we announced that we acquired (through our wholly owned subsidiary Cephalon International Holdings, Inc. ("Cephalon International")), approximately 19.8% of the total issued share capital (the "Equity Stake") of Arana Therapeutics Limited, an Australian company listed on the Australian Securities Exchange ("Arana"), for $41.4 million and that we intended to initiate a takeover offer for Arana (through Cephalon International). On March 9, 2009, through Cephalon International, we filed a Bidder's Statement with the Australian Securities and Investments Commission in connection with our takeover offer for Arana. The offer terms consisted of the following:

  •
  Payment of Australian dollar ("A$") 1.40 cash for each Arana ordinary share less any dividends paid by Arana;

  •
  Upon Cephalon International's receipt of a relevant interest in 90% of Arana ordinary shares, the offer price would increase by A$0.05 to A$1.45 (the "90% Premium"); and

  •
  On March 2, 2009, Arana declared an A$0.05 fully franked special dividend (the "Dividend") per Arana ordinary share payable to all Arana shareholders on record as of March 30, 2009. The effect of the Dividend was to reduce our offer price by A$0.05.

        The takeover offer closed on June 29, 2009. Cephalon International's relevant interest in Arana as of that date was 93.1%. Cephalon International exercised a compulsory acquisition to acquire the remaining 6.9% interest in Arana's ordinary shares, which was completed on August 8, 2009. The total funds used to acquire Arana shares was $223.2 million, net of gains on foreign exchange contracts.

        Arana is a biopharmaceutical company focused on developing next generation antibody and protein based drugs that will improve the lives of patients with inflammatory diseases and cancer. The company's lead compound, CEPH 37247, is a new generation tumor necrosis factor (TNF) alpha blocker. Arana has a patent portfolio related to anti-TNF alpha antibodies and receives licensing income in connection with certain patents. We acquired Arana in order to expand our technology base. Arana is included in our U.S. operating segment.

        Our initial investment in Arana was recorded as an available for sale investment. On May 27, 2009, we acquired additional shares for $89.8 million which increased our Arana holdings to 50.4% of the outstanding shares. As a result, effective on that date we have included Arana in our consolidated financial statements. The 90% Premium payment is considered contingent consideration and was initially recognized at its estimated fair value of $1.0 million for the shares purchased on May 27, 2009. Upon satisfying the 90% criteria on June 12, 2009, the excess of the actual payments over the recorded liability for the 90% premium of $2.8 million was recorded as a charge to other income (expense), net. The fair value of the noncontrolling interest in Arana as of May 27, 2009 was $104.7 million based on the closing stock price for Arana's shares on that date.

        The fair value of our Arana holdings of approximately 19.8% immediately prior to the acquisition on May 27, 2009 was $48.0 million. This investment was remeasured to fair value on the acquisition date with the increase of $6.6 million over the original cost recognized in other income (expense), net. This gain is the result of an increase in the value of the Australian dollar relative to the U.S. dollar, net of changes in the Arana share price. For the year ended December 31, 2009, we have included $14.0 million of revenues and $14.6 million of net losses attributable to Cephalon, Inc. for Arana in our consolidated results.

  Ception Therapeutics, Inc.

        In January 2009, we entered into an option agreement (the "Ception Option Agreement") with Ception Therapeutics, Inc. ("Ception"). Under the terms of the Ception Option Agreement, we have the irrevocable option (the "Ception Option") to purchase all of the outstanding capital stock on a fully diluted basis of Ception at any time on or prior to the expiration of the Ception Option Period (as defined below). As consideration for the Ception Option, we paid $50.0 million to Ception and paid Ception stockholders an aggregate of $50.0 million. We also agreed to provide up to $25.0 million of financing to Ception during the Ception Option Period. As of December 31, 2009, we have advanced $11.0 million to Ception under the financing agreement. Through the date of this filing, in 2010 we advanced an additional $14.0 million to Ception under the financing agreement. We are not obligated to provide any additional financing to Ception. Based on an agreement we entered into with Ception in January 2010 to amend the Ception Option Agreement, we, in our sole discretion, may exercise the Ception Option by providing written notice to Ception at any time during the period (the "Ception Option Period") from January 13, 2009 to and including the date that is (a) 15 business days after the later of (i) the receipt by Cephalon of the final study report for Ception's Phase IIb/III clinical trial for CINQUIL as a treatment for pediatric eosinophilic esophagitis (the "EE Study") or (ii) the receipt by Cephalon of the top-line data from Ception's Phase II study for CINQUIL as a treatment for eosonophilic asthma (the "EA Study") or (b) such earlier date on which Cephalon terminates the Ception Option Agreement pursuant to its terms. We received the EE Study final report in January 2010 and anticipate receiving the EA Study top-line data in the first quarter of 2010. If we exercise the Ception Option, we have agreed to pay a total of $250.0 million less any third party debt payable by Ception in exchange for all the outstanding capital stock of Ception on a fully-diluted basis. Ception stockholders also could receive (i) additional payments related to clinical and regulatory milestones and (ii) royalties related to net sales of products developed from Ception's program to discover small molecule, orally-active, anti-TNF (tumor necrosis factor) receptor agents.

        In November 2009, we, together with Ception, announced top-line results from a Phase IIb/III clinical trial for CINQUIL as a treatment for pediatric eosinophilic esophagitis ("EoE"), which is further discussed in Part I, Item 1 "Overview—Inflammatory Diseases—CINQUIL" of this Annual Report on Form 10-K. Based on these results, we reduced our estimate of future cash flows from an EoE indication for CINQUIL and recognized an impairment charge to reduce the associated intangible asset carrying value to its revised estimated fair value. See Note 11 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

        We have determined that, because of our rights under the Ception Option Agreement, effective on January 13, 2009, Ception is a variable interest entity for which we are the primary beneficiary. As a result, as of January 13, 2009 we have included the financial condition and results of operations of Ception in our consolidated financial statements. However, we do not have an equity interest in Ception and, therefore, we have allocated the Ception losses to noncontrolling interest in the consolidated statement of operations. If the Ception Option expires unexercised, we will deconsolidate Ception and recognize a loss of $100.0 million, equal to our investment in Ception. We will also need to assess Ception's ability to repay loan amounts advanced under the financing agreement.

  Acusphere, Inc.

        In November 2008, we entered into a license and convertible note transaction with Acusphere, Inc. ("Acusphere"). In connection with the transaction, we received an exclusive worldwide license from Acusphere to all of its intellectual property relating to the development and marketing of celecoxib for all current and future indications. Under the license, we paid Acusphere an upfront fee of $5.0 million and agreed to make a $15.0 million milestone payment, as well as royalties on net sales. In addition, we purchased a $15.0 million senior secured three-year convertible note (the "Acusphere Note") from Acusphere, secured by substantially all the assets of Acusphere. Separately, in March 2008, we purchased license rights for Acusphere's Hydrophobic Drug Delivery Systems (HDDS™) technology for use in oncology therapeutics for $10.0 million.

        On June 24, 2009, we exchanged the Acusphere Note and $1.0 million for (i) the elimination of the $15.0 million milestone payment and any future royalty payments associated with the celecoxib license agreement and (ii) the Acusphere patent rights relating to the HDDS technology.

        We had previously determined that based on the rights afforded to us under the Acusphere Note, effective on November 3, 2008 Acusphere was a variable interest entity for which we were the primary beneficiary and began including Acusphere in our consolidated financial statements. Effective with the termination of the Acusphere Note, we are no longer considered the primary beneficiary and deconsolidated Acusphere, resulting in a $9.4 million charge to acquired in-process research and development as a result of the elimination of the royalty and milestone payments associated with the celecoxib license agreement.

        Effective January 1, 2009 through the deconsolidation of Acusphere on June 24, 2009, we attributed Acusphere's losses to the noncontrolling interest, which increased net income attributable to Cephalon, Inc. by $10.6 million during the twelve months ended December 31, 2009.

  LUPUZOR License

        In November 2008, we entered into an option agreement (the "ImmuPharma Option Agreement") with ImmuPharma plc ("ImmuPharma") providing us with an option to obtain an exclusive, worldwide license to the investigational medication LUPUZOR™ for the treatment of systemic lupus erythematosus ("Lupus"). In January 2009, we exercised the option and entered into a Development and Commercialization Agreement (the "ImmuPharma License Agreement") with ImmuPharma based on a review of interim results of a Phase IIb study for LUPUZOR (the "Phase IIb Study"). In November 2009, ImmuPharma issued a press release announcing the final results for its Phase IIb clinical study for LUPUZOR for the treatment of Lupus, which is further discussed in Part I, Item 1 "Overview—Inflammatory Diseases—LUPUZOR" of this Annual Report on Form 10-K. Under the terms of the ImmuPharma Option Agreement, we paid ImmuPharma a $15.0 million upfront option payment upon execution and a one-time $30.0 million license fee in February 2009. Under the ImmuPharma License Agreement, ImmuPharma may receive (i) up to approximately $500 million in milestone payments (including the option and license fees) upon the achievement of regulatory and sales milestones and (ii) royalties on the net sales of LUPUZOR. We will assume all expenses for the additional Phase II and Phase III clinical studies, regulatory filings and, assuming regulatory approval, subsequent commercialization of the product. We expect to commence a large Phase IIb study in the second quarter of 2010.

RESULTS OF OPERATIONS
(In thousands)

Year ended December 31, 2009 compared to year ended December 31, 2008:

	Year Ended December 31,
							% Increase (Decrease)
	2009			2008
	United States	Europe	Total	United States	Europe	Total	United States	Europe	Total
Net Sales:
PROVIGIL	$961,070	$63,618	$1,024,688	$924,986	$63,432	$988,418	4%	—%	4%
NUVIGIL	73,391	—	73,391	—	—	—	—	—	—
GABITRIL	51,100	5,386	56,486	52,441	8,256	60,697	(3)	(35)	(7)

CNS	1,085,561	69,004	1,154,565	977,427	71,688	1,049,115	11	(4)	10
ACTIQ	75,418	71,527	146,945	105,351	71,170	176,521	(28)	1	(17)
Generic OTFC	83,032	—	83,032	95,760	—	95,760	(13)	—	(13)
FENTORA	136,563	4,114	140,677	155,246	—	155,246	(12)	—	(9)
AMRIX	114,435	—	114,435	73,641	—	73,641	55	—	55

Pain	409,448	75,641	485,089	429,998	71,170	501,168	(5)	6	(3)
TREANDA	222,112	—	222,112	75,132	—	75,132	196	—	196
Other Oncology	18,281	95,470	113,751	18,566	91,919	110,485	(2)	4	3

Oncology	240,393	95,470	335,863	93,698	91,919	185,617	157	4	81
Other	32,981	143,050	176,031	49,667	157,897	207,564	(34)	(9)	(15)

Total Net Sales	1,768,383	383,165	2,151,548	1,550,790	392,674	1,943,464	14	(2)	11
Other Revenues	39,846	914	40,760	29,546	1,544	31,090	35	(41)	31

Total Revenues	$1,808,229	$384,079	$2,192,308	$1,580,336	$394,218	$1,974,554	14%	(3)%	11%

        Net sales—In the United States, we sell our proprietary products to pharmaceutical wholesalers, the largest three of which accounted for 75% and 71% of our total consolidated gross sales for the years ended December 31, 2009 and 2008, respectively. Decisions made by these wholesalers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) can materially affect the level of our sales in any particular period and thus may not necessarily correlate to the number of prescriptions written for our products as reported by IMS Health Incorporated.

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

        As of December 31, 2009, we received information from substantially all of our U.S. wholesaler customers about the levels of inventory they held for our U.S. branded products. Based on this information, which we have not independently verified, we believe that total inventory held at these wholesalers is approximately two to three weeks supply of our U.S. branded products at our current sales levels. As of our most recent retail inventory survey in June 2009, our generic OTFC inventory held at wholesalers and retailers is approximately three months. We do not expect that potential future fluctuations in inventory levels of generic OTFC held by retailers will have a significant impact on our financial position and results of operations.

        For the twelve months ended December 31, 2009, in addition to the factors addressed below, net sales were also impacted by changes in the product sales allowances deducted from gross sales as described further below and by changes in the relative levels of the number of units of inventory held at wholesalers and retailers. Declines in foreign exchange rates versus the U.S. dollar caused an 8% decrease in European net sales. The other key factors that contributed to the increase in net sales, period to period, are summarized by product as indicated below.

  •
  In CNS, net sales increased 10 percent. Net sales of NUVIGIL, launched in June 2009, contributed to an 8% increase in CNS sales in the U.S., while PROVIGIL net sales in the U.S. increased by 4% due to price increases in 2008 and 2009, partially offset by a decline in unit sales due to the introduction of NUVIGIL and the transition of our marketing support from PROVIGIL to NUVIGIL. European net sales of PROVIGIL remained constant, as the unfavorable effect of exchange rates offset an increase in unit sales attributable to increased promotional efforts. Net sales of GABITRIL, a non-promoted product, decreased 3% in the U.S. and 35% in Europe.

  •
  In Pain, net sales decreased 3 percent. Net sales of our pain products have been negatively impacted by an overall decline in the rapid onset opioid market. Gross sales of FENTORA increased 1%, as domestic price increases in 2008 and 2009 and the introduction of FENTORA in Europe during 2009 offset decreased volume. Net sales of FENTORA decreased 9% due to an increase in returns percentages. Net sales of ACTIQ in the U.S. decreased by 28% due to loss of market share to generic competition, partially offset by price increases during 2008. Net sales of our own generic OTFC and shipments of our generic OTFC to Barr decreased 13%. In September 2009, our obligation to supply Barr with generic OTFC ended pursuant to the terms of a license and supply agreement we entered into with Barr in July 2004. Net sales of ACTIQ in Europe increased 1%, as the increase in unit sales exceeded the unfavorable effect of exchange rate changes. The decreases in net sales of FENTORA, ACTIQ and generic OTFC were largely offset by a 55% increase in AMRIX net sales. AMRIX, launched in late 2007, gained market share over prior year levels and benefited from average 2009 domestic price increases of 8% period to period.

  •
  In Oncology, net sales increased 81 percent. This increase was attributable to the growth of TREANDA, which launched in April 2008. Net sales of our European oncology products increased 4% as increase in unit sales exceeded the unfavorable effect of exchange rate changes. Throughout 2010, we expect Oncology net sales to exceed prior year amounts due to the increased acceptance of TREANDA, resulting in increased sales levels.

  •
  Other net sales, which consist primarily of net sales of other products and certain third party products, decreased 15 percent, primarily due to the November 2008 termination of our agreement with Alkermes, Inc. and the unfavorable effect of exchange rate changes on our other products sold in Europe.

        Other revenues—The increase of 31% from period to period is primarily due to revenues and license royalties earned by Arana, offset by a decrease in revenues from our collaborators including royalties, milestone payments and fees.

        Analysis of gross sales to net sales—The following table presents the product sales allowances deducted from gross sales to arrive at a net sales figure:

	Year Ended December 31,
	2009	2008	Change	% Change
Gross sales	$2,469,314	$2,226,804	$242,510	11%
Product sales allowances:
Prompt payment discounts	42,814	36,855	5,959	16
Wholesaler discounts	21,011	13,897	7,114	51
Returns	63,680	49,159	14,521	30
Coupons	31,779	21,068	10,711	51
Medicaid discounts	42,628	40,923	1,705	4
Managed care and governmental contracts	115,854	121,438	(5,584)	(5)

	317,766	283,340	34,426

Net sales	$2,151,548	$1,943,464	$208,084	11%

Product sales allowances as a percentage of gross sales	12.9%	12.7%

        Prompt payment discounts increased for the twelve months ended December 31, 2009 as compared to the twelve months ended December 31, 2008 due to the increase in sales, the timing of discounts granted and level of discounts taken; prompt payment discounts are generally granted at 2% of gross sales. Wholesaler discounts increased period over period because fewer discounts were required for early 2008 as a result of price increases. Returns increased as a result of increased returns rates related to PROVIGIL and estimated returns of NUVIGIL as a result of the launch of NUVIGIL. Coupons increased as a result of the effect of NUVIGIL coupon programs, partially offset by the termination of the PROVIGIL coupon program in the third quarter of 2009.

        Medicaid discounts increased slightly for the twelve months ended December 31, 2009 as compared to the twelve months ended December 31, 2008 due to price increases, partially offset by the lower Medicaid utilization of our CNS and Pain products. Managed care and governmental contracts decreased for the twelve months ended December 31, 2009 as compared to the twelve months ended December 31, 2008 due to decreases in rebates for certain managed care and governmental programs, particularly with respect to sales of our Pain products. In the future, we expect product sales allowances as a percentage of gross sales to trend upward due to the impact of potential future price increases on Medicaid discounts and potential increases related to Medicaid, Medicare Part D, managed care and governmental contracts sales.

	Year Ended December 31,
	2009	2008	Change	% Change
Costs and expenses:
Cost of sales	$398,837	$412,234	$(13,397)	(3)%
Research and development	395,431	362,208	33,223	9
Selling, general and administrative	822,052	840,873	(18,821)	(2)
Settlement reserve	—	7,450	(7,450)	(100)
Restructuring charge	13,825	8,415	5,410	64
Impairment charge	182,080	99,719	82,361	83
Acquired in-process research and development	46,118	41,955	4,163	10
Loss on sale of equipment	—	17,178	(17,178)	(100)

	$1,858,343	$1,790,032	$68,311	4%

        Cost of sales—The cost of sales was 18.5% of net sales for the year ended December 31, 2009 and 21.2% of net sales for the year ended December 31, 2008. Cost of sales decreased by 3%, due to the recognition of $3.5 million in net gains during 2009 in connection with a reduction of our excess modafinil purchase commitment reserve, as compared to an additional expense of $26.0 million recorded in 2008 to increase our reserve for excess modafinil purchase commitments, based on revised agreements with our modafinil suppliers and our analysis of estimated future requirements. In 2009, royalties paid to Teva decreased by $10.6 million compared to 2008, as we fully satisfied royalty contractual commitments during July 2009. For the year ended December 31, 2009 and 2008, we recognized $97.5 million and $100.7 million of amortization expense included in cost of sales, respectively. Amortization expense decreased by $5.6 million due to the increase in estimated useful life for AMRIX from 5 to 18 years and by $6.7 million due to the elimination of amortization for VIVITROL, partially offset by increases in amortization for TREANDA and Arana. We recorded accelerated depreciation charges of $19.0 million and $12.4 million in 2009 and 2008, respectively.

        Research and development expenses—Research and development expenses increased $33.2 million, or 9%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. In 2009, we recognized an increase in R&D charges related to our variable interest entities ("VIEs") of $32.7 million. Also, in 2009 we recognized R&D charges for Arana of $18.0 million for which there was no equivalent amount in the prior year. This was offset by a decrease of $6.8 million in clinical activity expenses in the U.S. related primarily to NUVIGIL and a decrease of $7.5 million for French research and development credits. For the year ended December 31, 2009 and 2008, we recognized $27.3 million and $24.3 million, respectively, of depreciation expense included in research and development expenses.

        Selling, general and administrative expenses—Selling, general and administrative expenses decreased $18.8 million, or 2%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. In 2008, we recognized $28.2 million of sunset payments due to Takeda Pharmaceuticals North America, Inc. ("TPNA"), and $12.2 million of expenses related to the termination of our collaboration with Alkermes. In 2009, we recognized promotional expenses associated with the launch of NUVIGIL, which were offset by reduced selling expenses related to PROVIGIL. In 2009, we reduced promotional expenses resulting from the termination of the TPNA contract. This was offset by increased promotional expenses associated with AMRIX, and an increase of $8.8 million related to our VIE's. Also in 2009, we recognized $4.1 million related to Arana for which there was no equivalent amount in the prior year. For the year ended December 31, 2009 and 2008, we recognized $25.6 million and $20.7 million, respectively, of depreciation expense included in selling general and administrative expenses.

        Settlement reserve—For the year ended December 31, 2008, we recognized $7.4 million for the charges relating to the settlement of investigations by the states of Connecticut and Massachusetts, and for our estimate of attorneys' fees for the Relators as part of the U.S. Attorney's Office settlement.

        Restructuring charges—For the years ended December 31, 2009 and 2008, we recorded $13.8 million and $8.4 million, respectively, related to our restructuring plan to consolidate certain manufacturing and research and development activities primarily within our U.S. locations. These charges mainly consist of severance payments and accruals for employees who have or are expected to be terminated as a result of these restructuring plans.

        Impairment charges—For the year ended December 31, 2009, we recorded a $182.1 million impairment charge consisting of the reduction of our estimate of future cash flows from an EoE indication for CINQUIL of $175.0 million to reduce the associated intangible asset carrying value to its revised estimated fair value in November 2009, and a $7.1 million impairment charge to write-down our investment in SymBio Pharmaceuticals Limited ("SymBio") to fair value. For the year ended December 31, 2008, we recorded a $99.7 million impairment charge consisting of the write-off of the net book value of the VIVITROL intangible assets of $90.4 million as a result of the termination of our collaboration with Alkermes, and a $9.3 million impairment charge for the write-down to fair value of Acusphere's long-lived assets.

        Acquired in-process research and development—For the year ended December 31, 2009, we incurred expense of:

  •
  $9.4 million in connection with Acusphere for the elimination of the $15.0 million milestone and royalty payments associated with the celecoxib license agreement and patent rights relating to their HDDS technology;

  •
  $30.0 million in exchange for the exclusive, worldwide license rights to LUPUZOR, acquired from ImmuPharma;

  •
  $0.8 million in exchange for the exclusive sublicense to bendamustine hydrochloride in China and Hong Kong, acquired from SymBio; and

  •
  $6.0 million in exchange for license rights to certain of XOMA Ltd.'s proprietary antibody library materials.

        For the year ended December 31, 2008, we recorded acquired in-process research and development expense of:

  •
  $10.0 million related to our license of Acusphere HDDS technology for use in oncology therapeutics;

  •
  $15.0 million related to LUPUZOR, a compound in phase IIb testing for the treatment of systemic lupus erythematosus, not yet approved by the FDA; and

  •
  $17.0 million in connection with the initial consolidation of Acusphere, a variable interest entity for which we are the primary beneficiary.

        Loss on sale of equipment—For the year ended December 31, 2008, we recorded a $17.2 million loss on sale of equipment related to the termination of our collaboration with Alkermes.

	Year Ended December 31,
	2009	As adjusted 2008*	Change	% Change
Other income (expense):
Interest income	$5,263	$16,901	$(11,638)	(69)%
Interest expense	(90,336)	(75,233)	(15,103)	20
Other income (expense), net	40,515	7,880	32,635	414

	$(44,558)	$(50,452)	$5,894	(12)%

*
As adjusted in accordance with the transition provisions of accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).

        Other income (expense)—Other income (expense) increased $5.9 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The decrease was attributable to the following factors:

  •
  an $11.6 million decrease in interest income due to lower investment returns, partially offset by higher average investment balances;

  •
  a $15.1 million increase in interest expense due to interest and debt discount on our 2.5% convertible notes issued in May 2009, partially offset by $11.3 million of estimated accrued interest related to the agreement with the U.S. Attorney's Office that we incurred in 2008 for which there is no comparative amount in 2009.

  •
  a $32.6 million increase in other income (expense), net due to the following:

  •
  $6.6 million gain on pre-bid Arana holdings;

  •
  $2.8 million loss on Arana contingent consideration (90% ownership incentive payment);

  •
  $10.0 million gain on the excess of Arana net assets over consideration;

  •
  $19.0 million gains on foreign exchange derivative instruments; and

  •
  $0.2 million decrease in foreign exchange gains.

	Year Ended December 31,
	2009	As Adjusted 2008*	Change	% Change
Income tax expense (benefit)	$78,680	$(37,819)	$116,499	308%

*
As adjusted in accordance with the transition provisions of accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).

        Income Taxes—For the year ended December 31, 2009 we recognized $78.7 million of income tax expense on income before income taxes of $289.4 million, resulting in an overall effective tax rate of 27.2 percent. We have recognized tax benefit of $74.2 million associated with the impairment charge of the Ception product rights intangible asset. During 2009 we recognized an additional tax benefit of $13.8 million over the benefits recorded at December 31, 2008, due to our closing agreement with the IRS in which both parties agreed that the nondeductible punitive portion of the Settlement Agreement is $152.3 million. For the year ended December 31, 2009, a $7.5 million benefit for French research and development credit is recognized in R&D expense. For the year ended December 31, 2008, we recognized $37.8 million of income tax benefit on income before income taxes of $134.1 million, resulting in an overall effective tax rate of (28.2) percent. This includes a tax benefit of $82.3 million related to the settlement with the U.S. Attorney's Office, for which the related expense was recorded in 2007 and a net release of $11.1 million reserves related to the settlement of our 2003-2005 IRS audit.

	Year ended December 31,
	2009	2008	Change	% Change
Net loss attributable to noncontrolling interest	$131,900	$21,073	$110,827	526%

        Net loss attributable to noncontrolling interest—For the year ended December 31, 2009, we recorded a net loss attributable to noncontrolling interest of $131.9 million, related to our investments in Ception, Acusphere and Arana, as compared to $21.1 million in 2008. In 2009, this value includes the $100.8 million net impact consisting of the $175.0 million Ception product rights impairment charge, offset by an associated $74.2 million deferred tax benefit. Arana became a wholly owned subsidiary on August 8, 2009.

Year ended December 31, 2008 compared to year ended December 31, 2007:

	Year Ended December 31,
							% Increase (Decrease)
	2008			2007
	United States	Europe	Total	United States	Europe	Total	United States	Europe	Total
Net Sales:
PROVIGIL	$924,986	$63,432	$988,418	$801,639	$50,408	$852,047	15%	26%	16%
GABITRIL	52,441	8,256	60,697	50,642	6,668	57,310	4	24	6

CNS	977,427	71,688	1,049,115	852,281	57,076	909,357	15	26	15
ACTIQ	105,351	71,170	176,521	181,039	59,033	240,072	(42)	21	(26)
Generic OTFC	95,760	—	95,760	129,033	—	129,033	(26)	—	(26)
FENTORA	155,246	—	155,246	135,136	—	135,136	15	—	15
AMRIX	73,641	—	73,641	8,401	—	8,401	777	—	777

Pain	429,998	71,170	501,168	453,609	59,033	512,642	(5)	21	(2)
TREANDA	75,132	—	75,132	—	—	—	—	—	—
Other Oncology	18,566	91,919	110,485	16,561	76,316	92,877	12	20	19

Oncology	93,698	91,919	185,617	16,561	76,316	92,877	466	20	100
Other	49,667	157,897	207,564	52,702	159,721	212,423	(6)	(1)	(2)

Total Net Sales	1,550,790	392,674	1,943,464	1,375,153	352,146	1,727,299	13	12	13
Other Revenues	29,546	1,544	31,090	40,149	5,190	45,339	(26)	(70)	(31)

Total Revenues	$1,580,336	$394,218	$1,974,554	$1,415,302	$357,336	$1,772,638	12%	10%	11%

        Net Sales—In the United States, we sell our proprietary products to pharmaceutical wholesalers, the largest three of which accounted for 71% and 66% of our total consolidated gross sales for the years ended December 31, 2008 and 2007, respectively. Decisions made by these wholesalers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) can materially affect the level of our sales in any particular period and thus may not necessarily correlate to the number of prescriptions written for our products as reported by IMS Health Incorporated.

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

        For the year ended December 31, 2008, net sales were impacted by changes in the product sales allowances deducted from gross sales as described further below and by changes in the relative levels of the number of units of inventory held at wholesalers and retailers. For the year ended December 31,

2008, total net sales increased over the prior year. The other key factors that contributed to the changes in sales are summarized by product as follows:

  •
  In CNS, net sales of PROVIGIL increased 16 percent. Net sales of PROVIGIL in the U.S. increased 15% as a result of average domestic price increases of 16% from period to period. U.S. prescriptions for PROVIGIL decreased by 2%, according to IMS Health. European net sales increased due to the favorable effect of exchange rate changes and stronger sales in substantially all territories.

  •
  In Pain, net sales decreased 2 percent. Net sales of ACTIQ in the U.S. were impacted by increases in domestic prices of 21% from period to period, offset by a 51% decrease in U.S. prescriptions, according to IMS Health, resulting from the continued erosion of sales due to generic competition to ACTIQ. Net sales of ACTIQ also decreased due to an increase in returns during the second half of 2008. Net sales of generic OTFC decreased 26% due to decreases in prices and to a 12% decrease in prescriptions according to IMS Health. Net sales of FENTORA increased 15% due primarily to increases in domestic prices of 14%, offset by an increase in returns during the fourth quarter of 2008. We recognized $73.6 million of revenue related to net sales of AMRIX during the product's first full year in the marketplace; in 2007, we recognized $8.4 million of revenue related to net sales of AMRIX. European net sales of ACTIQ increased 21% due to increases in unit sales and the favorable effect of exchange rate changes.

  •
  In Oncology, net sales increased 100 percent. U.S. net sales increased due to the $75.1 million of U.S. net sales of TREANDA, which was launched in April 2008. Net sales of our European oncology products increased 20% due primarily to an increase in unit sales of MYOCET and the favorable effect of exchange rate changes.

  •
  Other net sales, which consist primarily of net sales of other products and certain third party products, decreased 2 percent, primarily due to a reduction in net sales of third party products in the U.S.

        Other revenues—The decrease of 31% from period to period is primarily due to lower revenues from our collaborators including royalties, milestone payments and fees.

        Analysis of gross sales to net sales—The following table presents the product sales allowances deducted from gross sales to arrive at a net sales figure:

	Year Ended December 31,
	2008	2007	Change	% Change
Gross sales	$2,226,804	$1,941,097	$285,707	15%
Product sales allowances:
Prompt payment discounts	36,855	31,814	5,041	16
Wholesaler discounts	13,897	22,172	(8,275)	(37)
Returns	49,159	14,116	35,043	248
Coupons	21,068	25,419	(4,351)	(17)
Medicaid discounts	40,923	37,528	3,395	9
Managed care and governmental contracts	121,438	82,749	38,689	47

	283,340	213,798	69,542

Net sales	$1,943,464	$1,727,299	$216,165	13%

Product sales allowances as a percentage of gross sales	12.7%	11.0%

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

        Returns increased $35.0 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007 as a result of higher ACTIQ returns in the second half of 2008 and higher FENTORA returns in the fourth quarter of 2008. Between March and July of 2006, we increased ACTIQ manufacturing levels to ensure sufficient supply as we switched manufacturing to FENTORA in anticipation of its launch and prepared for the transition of ACTIQ production to a new facility that opened in August 2006. The expiration of this product in the second half of 2008 has resulted in both an increased amount of returns and a higher level of returns experience for this period. In the fourth quarter of 2008, we experienced our first returns for FENTORA, which was launched in October 2006. As a result, we have increased our returns percentages as it relates to current ACTIQ and FENTORA sales to more closely match this recent experience. In 2007, returns were impacted by a decrease in historical returns experience for our CNS products and by our analysis of retail pipeline data. Coupons decreased $4.4 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007 as a result of the decrease in coupons redemption activity for FENTORA.

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

	Year Ended December 31,
	2008	2007	Change	% Change
Costs and expenses:
Cost of sales	$412,234	$345,691	$66,543	19%
Research and development	362,208	369,115	(6,907)	(2)
Selling, general and administrative	840,873	735,799	105,074	14
Settlement reserve	7,450	425,000	(417,550)	(98)
Restructuring charge	8,415	—	8,415	—
Impairment charge	99,719	—	99,719	—
Acquired in-process research and development	41,955	—	41,955	—
Loss on sale of equipment	17,178	1,022	16,156	1,581

	$1,790,032	$1,876,627	$(86,595)	(5)%

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

        Settlement reserve—For the year ended December 31, 2008, we recognized $7.4 million for the charges relating to the settlement of investigations by the states of Connecticut and Massachusetts, including $0.6 million for attorneys' fees for the Relators, as part of the U.S. Attorney's Office settlement. For the year ended December 31, 2007, we recorded a settlement reserve of $425.0 million related to the terms of the agreement in principle reached with the U.S. Attorney's Office. See Note 16 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

	Year Ended December 31,
	As adjusted 2008*	As adjusted 2007*	Change	% Change
Other income (expense):
Interest income	$16,901	$32,816	$(15,915)	(48)%
Interest expense	(75,233)	(70,866)	(4,367)	6
Gain on extinguishment of debt	—	5,319	(5,319)	—
Gain on sale of investment	—	5,791	(5,791)	—
Other income (expense), net	7,880	7,653	227	3

	$(50,452)	$(19,287)	$(31,165)	(162)%

*
As adjusted in accordance with the transition provisions of accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).

        Other income (expense)—Other income (expense) decreased $31.2 million, or 162%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The decrease was attributable to the following factors:

  •
  a decrease in interest income for the year ended December 31, 2008 due to lower investment returns, partially offset by higher average investment balances;

  •
  an increase in interest expense due to the recognition of $11.3 million of estimated accrued interest related to the agreement with the U.S. Attorney's Office offset by a decrease in interest expense related to our convertible debt of $4.4 million due to the redemption of our Zero Coupon Convertible Subordinated Notes due June 2033 in June 2008;

  •
  a $5.3 million gain on extinguishment of debt related to the Pennsylvania Industrial Development Board loan forgiveness in 2007; and

  •
  a $5.8 million gain on the sale of an investment in a privately-held company in 2007.

	Year Ended December 31,
	As adjusted 2008*	As Adjusted 2007*	Change	% Change
Income tax expense (benefit)	$(37,819)	$103,153	$(140,972)	(137)%

*
As adjusted in accordance with the transition provisions of accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).

        Income tax expense (benefit)—For the year ended December 31, 2008, we recognized $37.8 million of income tax benefit on income before income taxes of $134.1 million, resulting in an overall effective tax rate of (28.2) percent. This includes a tax benefit of $82.3 million related to the settlement with the U.S. Attorney's Office, for which the related expense was recorded in 2007 and a net release of $11.1 million reserves related to the settlement of the company's 2003-2005 IRS audit. This compared to income tax expense for the year ended December 31, 2007 of $103.2 million on a loss before income taxes of $123.3 million. During 2007, Cephalon did not recognize a tax benefit for the U.S. Attorney's Office settlement reserve of $425.0 million due to the uncertainty associated with the tax treatment of any potential settlement. See Note 17 to our Consolidated Financial Statements included in Part II,

Item 8 of this Annual Report on Form 10-K for a reconciliation of the United States Federal statutory rate to our effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES
(In thousands, except per share data)

	As of December 31,
	2009	As adjusted 2008*	As adjusted 2007*
Financial assets:
Cash and cash equivalents and investments	$1,647,635	$524,459	$818,669
Investments	—	—	7,596

Total financial assets (current)	$1,647,635	$524,459	$826,265

Debt and redeemable equity:
Current portion of long-term debt—convertible notes	$1,019,968	$1,019,888	$1,233,370
Current portion of long-term debt discount—convertible notes	(207,307)	(248,403)	(292,510)
Current portion of long-term debt—other debt	6,264	10,133	3,799
Long-term debt—convertible notes	500,000	—	—
Long-term debt discount—convertible notes	(137,907)	—	—
Long-term debt—other debt	1,603	3,692	3,788
Redeemable equity	207,307	248,403	292,510

Total debt and redeemable equity	$1,389,928	$1,033,713	$1,240,957

Select measures of liquidity and capital resources:
Working capital surplus (deficit)	$1,227,993	$156,410	$(285,708)
Cash/cash equivalents/investments as a percent of total assets	35%	17%	24%

	Year Ended December 31,
	2009	2008	2007
Change in cash and cash equivalents
Net cash provided by (used for) operating activities	$681,351	$(1,877)	$384,856
Net cash used for investing activities	(258,089)	(108,138)	(172,946)
Net cash provided by (used for) financing activities	681,413	(172,894)	96,935
Effect of exchange rate changes on cash and cash equivalents	18,501	(11,301)	13,312

Net increase (decrease) in cash and cash equivalents	$1,123,176	$(294,210)	$322,157

*
As adjusted in accordance with the transition provisions of accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).

        Our working capital surplus (deficit) is calculated as current assets less current liabilities. The fluctuation in the working capital surplus (deficit) between the three periods was primarily driven by our equity and 2.5% Notes issuances in 2009, the acquisition of Arana in 2009, the redemption of our 2008 Zero Coupon Notes in 2008, the change in accrued expenses year over year as a result of the agreement-in-principle reached in 2007 with the U.S. Attorney's Office for $425.0 million, which was paid in 2008, and the convertible nature of our notes over all periods. Our convertible notes contain conversion terms that will impact whether these notes are classified as current or long-term liabilities and consequently affect our working capital position.

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

        Net cash provided by operating activities was $681.4 million in 2009 as compared to net cash used for operating activities of $1.9 million in 2008. The increase in 2009 is primarily attributable to the payment of $425.0 million in 2008 in association with the settlement agreement with the U.S. Attorney's Office reflected in the change in accrued expenses and a federal tax refund of $67.3 million received in 2009 for previously paid 2008 estimated federal taxes reflected in receivables. Other liabilities decreased in 2009 due to the reduction in the modafinil purchase commitments reserve and payments of liabilities for the sunset payments due to TPNA originally both recorded as liabilities in 2008.

        Material non-cash items impacting 2009 cash flows from operating activities include:

  •
  For the year ended December 31, 2009, we recorded a $182.1 million impairment charge consisting of the reduction of our estimate of future cash flows from an EoE indication for CINQUIL of $175.0 million to reduce the associated intangible asset carrying value to its revised estimated fair value in November 2009, and a $7.1 million impairment charge to write-down our investment in SymBio to fair value.

        Net cash used for operating activities was $1.9 million in 2008 as compared to net cash provided by operating activities of $384.9 million in 2007. The $386.7 million decrease in 2008 is primarily attributable to the payment of $425.0 million in association with the settlement agreement with the U.S. Attorney's Office. Receivables increased in 2008 due to the initial recording of a federal tax refund as a receivable as well as an increase in trade receivables most notably as a result of the launch of TREANDA in April 2008.

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

  •
  As a result of consolidating Acusphere's results in our consolidated statements of cash flows for 2008, we have an adjustment in cash provided by operating activities of $21.1 million reflecting the losses attributable to the noncontrolling interest as well as an adjustment of $17.0 million related to the write-off of IPR&D acquired as a result of the Acusphere transaction.

Net Cash Used for Investing Activities

        Cash used for investing activities primarily relates to acquisitions of business, technologies, products and product rights and funds used for capital expenditures in property and equipment. These uses of cash are offset by sales, maturities or purchases of investments associated with our portfolio of available-for-sale investments.

        Net cash used for investing activities was $258.1 million in 2009 as compared to $108.1 million in 2008. The increase in cash used between periods is primarily attributable to:

  •
  $232.5 million paid in 2009 in conjunction with our acquisition of Arana, net of cash acquired; and

  •
  $105.0 million paid in 2009 as consideration for options to purchase Ception and BDC;

  •
  a $16.0 million decrease in cash flow from proceeds received in 2008 from Alkermes related to the sale of manufacturing property and equipment; offset by

  •
  a $53.7 million increase in cash flow due to the initial consolidation of Ception and BDC in 2009 as variable interest entities;

  •
  an increase in cash flows due to proceeds of $26.8 million received in 2009 upon settlement of foreign exchange contracts;

  •
  an increase in cash used on intangible asset expenditures of $28.3 million. During 2009, we paid $53.3 million for the rights to VOGALENE® (metopimazine) and VOGALIB® (metopimazine) in France. During 2008, we paid a $25.0 million milestone paid upon the initial FDA approval of TREANDA, and;

  •
  an increase of $117.4 million in sales and maturities of available-for-sale investments as a result of transferring our portfolio of investments into cash and cash equivalents with an original maturity less than 90 days.

        Net cash used for investing activities was $108.1 million in 2008 as compared to $172.9 million in 2007. The change between periods is primarily attributable to:

  •
  an $81.4 million increase in cash flow from lower expenditures on intangible assets in 2008 as compared to 2007. Cash used for intangible assets includes a payment of $25.0 million initiated in March 2008 upon FDA approval of TREANDA and $99.2 million paid in August 2007 in association with the acquisition of the exclusive North American rights to AMRIX from E. Claiborne Robins Company Inc.;

  •
  a $21.0 million increase in cash flow from lower capital expenditures in 2008 as compared to 2007;

  •
  a $16.0 million increase in cash flow from proceeds received from Alkermes related to the sale of manufacturing property and equipment in 2008;

  •
  a $31.7 million decrease in cash flow for investments in third parties including an equity investment of $6.2 million in a privately-held pharmaceutical company paid during the second quarter of 2008 and $25.0 million paid in the fourth quarter of 2008 as consideration for exclusive rights to negotiate an option to purchase Ception;

  •
  a $12.3 million decrease in cash flow for proceeds from the sale of an investment in 2007; and

  •
  an $11.3 million decrease in cash provided from sales and maturities of our investment portfolio. During 2008, all available-for-sale instruments in our investment portfolio were sold or matured and the corresponding proceeds have been transferred into liquid cash equivalents with original maturities of three months or less from the date of purchase.

Net Cash Provided by (Used for) Financing Activities

        Cash provided by financing activities during 2009 primarily relates to proceeds received from the issuance of common stock and convertible debt. On May 27, 2009, we issued an aggregate of 5,000,000 shares of common stock, resulting in net cash proceeds of $288.0 million. Also on May 27, 2009, we issued $500.0 million aggregate principal amount of 2.5% convertible senior subordinated notes due May 1, 2014 (the "2.5% Notes"). Concurrent with the offering of the 2.5% Notes in May 2009, we purchased a convertible note hedge from Deutsche Bank AG ("DB") at a cost of $121.0 million and sold to DB warrants to purchase an aggregate of 7,246,377 shares of our common stock and received net proceeds from the sale of these warrants of $37.6 million. For more information, see Note 13 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

        Net cash used for financing activities was $172.9 million in 2008 as compared to net cash provided by financing activities of $96.9 million in 2007. The change is primarily attributable to the payment in 2008 of $213.1 million upon conversion or redemption of our 2008 Zero Coupon Convertible Notes.

        All periods presented also reflect proceeds received from the exercise of stock options which will vary from period to period primarily due to fluctuations in the market value of our stock relative to the exercise price of such options.

Commitments and Contingencies

  —Legal Proceedings

        For a description of legal proceedings, see Note 16 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

  —Other Commitments and Contingencies

        The following table summarizes our obligations to make future payments under current contracts:

	Payments due by period
Contractual obligations	Total	2010	2011 and 2012	2013 and 2014	2015 and thereafter
Debt obligations	$1,039	$868	$171	$—	$—
Convertible notes*	1,519,968	1,019,968	—	500,000	—
Purchase obligations	28,523	24,379	4,048	48	48
Capital lease obligations	3,065	1,634	1,431	—	—
Interest payments on debt	145,576	29,025	57,843	50,508	8,200
Operating leases	102,006	21,715	35,299	22,663	22,329
Pension obligations	9,117	255	787	1,322	6,753

Total contractual obligations	$1,809,294	$1,097,844	$99,579	$574,541	$37,330

*
This value excludes the equity component of our convertible notes attributable to debt discount. The debt discount values associated with the convertible notes at December 31, 2010 total $345,214.

        As of December 31, 2009, our 2.0% Notes are convertible because the closing price of our common stock on that date was higher than the restricted conversion prices of these notes and our 2010 Zero Coupon Notes are convertible based on maturity date. As a result, our 2.0% Notes and our 2010 Zero Coupon Notes have been classified as current liabilities on our consolidated balance sheet as of December 31, 2009 and are therefore included under the 2010 column in the table above. For a discussion of our obligations under our convertible notes, see "—Outlook—Indebtedness" below.

        In addition to the above, we have committed to make potential future "milestone" payments to third parties as part of our in-licensing and development programs primarily in the area of research and development agreements. Payments generally become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable, we have not recorded a liability on our balance sheet for any such contingencies. As of December 31, 2009, the potential milestone, option exercise payments and other contingency payments due under current contractual agreements are $1.8 billion.

        The table above excludes (i) our non-current liability for net unrecognized tax benefits, which totaled $71.2 million as of December 31, 2009, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities and (ii) contractual obligations of our variable interest entities for intellectual property rights, equipment financing, construction financing and lease obligations as our variable interest entities creditors have no recourse to the general credit of Cephalon.

Outlook

        We expect to use our cash, cash equivalents, credit facility and investments for working capital and general corporate purposes, the acquisition of businesses, products, product rights, technologies, property, plant and equipment, the payment of contractual obligations, including scheduled interest payments on our convertible notes and regulatory or sales milestones that may become due, and/or the purchase, redemption or retirement of our convertible notes. We expect that net sales of our currently marketed products should allow us to continue to generate positive operating cash flow in 2010. At this time, however, we cannot accurately predict the effect of certain developments on our anticipated rate of sales growth in 2010 and beyond, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our product candidates and new indications for existing products.

        Based on our current level of operations, projected sales of our existing products, proceeds from our May 2009 financings, and estimated sales from our product candidates, if approved, combined with other revenues and interest income, we also believe that we will be able to service our existing debt and meet our capital expenditure and working capital requirements in the near term. We do not expect any material changes in our capital expenditure spending during 2010. However, we cannot be sure that our anticipated revenue growth will be realized or that we will continue to generate significant positive cash flow from operations. We may need to obtain additional funding for future significant strategic transactions, to repay our outstanding indebtedness, particularly if such indebtedness is presented for conversion by holders (see "—Indebtedness" below), or for our future operational needs, and we cannot be certain that funding will be available on terms acceptable to us, or at all.

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

Marketed Products and Product Candidates

        Sales growth of our wakefulness products depends, in part, on the continued effectiveness of the various settlement agreements we entered into in late 2005 and early 2006, as well as our maintenance of protection in the United States and abroad of the modafinil particle-size patent through its expiration beginning in 2014 and our NUVIGIL polymorph patent through its expiration beginning in 2023. See Note 16 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. During 2009, we experienced a 12% decline in prescriptions of PROVIGIL. Growth of our wakefulness product sales in the future may depend in part on our ability to build upon the June 2009 launch of NUVIGIL in the U.S. and on the strength of the patents covering the product, particularly in light of the ANDAs filed by Actavis, Mylan, Sandoz, Teva and Watson.

        Our future growth depends in large part on our ability to achieve continued sales growth with AMRIX and TREANDA, which we launched in October 2007 and April 2008, respectively. Growth of AMRIX sales will depend in part on the strength of the patent covering the product, particularly in light of the ANDAs filed by Barr, Mylan, Impax and Anchen.

        Our future growth also depends, in part, on our ability to successfully market FENTORA within its current indication and to secure FDA approval of a new broader label indication for the product outside of breakthrough cancer pain. In November 2007, we submitted an sNDA to the FDA seeking approval to market FENTORA for the management of breakthrough pain in opioid tolerant patients with chronic pain conditions. In early April 2009, we submitted a Risk Evaluation and Mitigation Strategy (the "REMS Program") with respect to FENTORA. Subject to the timing and nature of further discussions with the FDA, we expect to receive a response from the FDA regarding the FENTORA REMS Program by the middle of 2010. For more information regarding our FENTORA REMS Program, please see Part I, Item 1 "Pain—FENTORA" of this Annual Report on Form 10-K.

Clinical Studies

        Over the past few years, we have incurred significant expenditures related to conducting clinical studies to develop new pharmaceutical products and to explore the utility of our existing products in treating disorders beyond those currently approved in their respective labels. In 2010, we expect to continue to incur significant levels of research and development expenditures. We also expect to continue or begin a number of significant clinical programs including: clinical studies evaluating LUPUZOR for the treatment of systemic lupus erythematosus; clinical programs at Arana with respect to certain oncology and inflammatory disorders; and clinical programs with NUVIGIL focused on adjunctive treatment to atypical anti-psychotics in schizophrenia patients, adjunctive treatment for bi-polar depression and excessive sleepiness associated with traumatic brain injury.

Manufacturing, Selling and Marketing Efforts

        In 2010, we expect to continue to incur significant expenditures associated with manufacturing, selling and marketing our products. We expect to continue in 2010 a capital expenditure project related to the transfer of manufacturing activities from our facility in Eden Prairie, Minnesota to our facility in Salt Lake City, Utah; we expect this phased transfer to be completed in 2011.

        Over the past few years, we have been developing a manufacturing process for the active pharmaceutical ingredient in NUVIGIL that is more cost effective than our prior process of separating modafinil into armodafinil. As a result of our plan to manufacture armodafinil in the future using this new process coupled with the launch of NUVIGIL on June 1, 2009, we assessed the potential impact of these items on certain of our existing agreements to purchase modafinil. Under these contracts, we have agreed to purchase minimum amounts of modafinil through 2012, with aggregate future purchase commitments totaling $15.9 million as of December 31, 2009. Based on our current assessment, we have recorded a reserve of $9.0 million for purchase commitments for modafinil raw materials not expected to be utilized. We have also initiated a search for a potential acquiror of our manufacturing facility in Mitry-Mory, France where we produce modafinil. As of December 31, 2009, we had $19.4 million of property and equipment related to the Mitry-Mory facility included on our balance sheet. The resolution of these assessments could have a negative impact on our results of operations in future periods.

Indebtedness

        We have significant indebtedness outstanding, consisting principally of indebtedness on convertible subordinated notes. The following table summarizes the principal terms of our most significant convertible subordinated notes outstanding as of December 31, 2009:

Security	Outstanding	Conversion Price		Redemption Rights and Obligations
	(in millions)
2.5% Convertible Senior Subordinated Notes due May 2014 (the "2.5% Notes")	$500.0	$69.00	*	Generally not redeemable by the holder prior to November 2013.
2.0% Convertible Senior Subordinated Notes due June 2015 (the "2.0% Notes")	$820.0	$46.70	**	Generally not redeemable by the holder prior to December 2014.
Zero Coupon Convertible Notes due June 2033, first putable June 15, 2010 (the "2010 Zero Coupon Notes")	$199.5	$56.50	**	Redeemable on June 15, 2010 at option of either holder or us at a redemption price of 100.25% of the principal amount redeemed.

*
Stated conversion price as per the terms of the notes; subject to adjustment (equivalent to a conversion rate of approximately 14.4928 shares per $1,000 principal amount of Notes.) However, each convertible note contains certain terms restricting a holder's ability to convert the notes, including that a holder may only convert if any of the following conditions is satisfied: (1) during any calendar quarter commencing after September 30, 2009, the closing sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price per share ($89.70 based on the initial conversion price) of the notes in effect on that last trading day; (2) during the 10 consecutive trading-day period that follows any five consecutive trading-day period in which the trading price for the notes for each such trading day was less than 98% of the closing sale price of our common stock on such date multiplied by the then current conversion rate; or (3) if we make certain significant distributions to holders of our common stock, we enter into specified corporate transactions or our common stock is not listed on a U.S. national securities exchange.

**
Stated conversion prices as per the terms of the notes. However, each convertible note contains certain terms restricting a holder's ability to convert the notes, including that a holder may only convert if the closing price of our stock on the day prior to conversion is higher than $56.04 or $67.80 with respect to the 2.0% Notes or the 2010 Zero Coupon Notes, respectively. For a more complete description of these notes, including the associated convertible note hedge, see Note 13 to our Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008.

        As of December 31, 2009, our stock price was $62.42, and therefore the 2.0% Notes and 2010 Zero Coupon Notes were convertible as of December 31, 2009. Under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. If the notes were converted, we may not have available cash, cash equivalents and investment sufficient to repay all of the convertible notes. In addition, other than the restrictive covenants contained in our Credit Agreement, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time. If we do not have sufficient funds available to repay any principal balance of notes presented for conversion, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

        As of December 31, 2009, our 2.0% Notes and our 2010 Zero Coupon Notes have been classified as current liabilities on our consolidated balance sheet. See Note 13 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for summary of our convertible debt, note hedge and call warrant. As of February 8, 2010, the fair value of both the 2.0% Notes and the 2010 Zero Coupon Notes is greater than the value of the shares into which such notes are convertible. We believe that the share price of our common stock would have to significantly increase over the market price as of the filing date of this report before the fair value of the convertible notes would be less than the value of the common stock shares underlying the notes and, as such, we believe it is highly unlikely that holders of the 2.0% Notes or the 2010 Zero Coupon Notes will present significant amounts of such notes for conversion under the current terms. In the unlikely event that a significant conversion did occur, we believe that we have the ability to raise sufficient cash to repay the principal amounts due through a combination of utilizing our existing cash on hand, accessing our credit facility, raising money in the capital markets or selling our note hedge instruments for cash.

        The annual interest payments on our 2.0% Notes are $16.4 million, payable semi-annually on June 1 and December 1. The annual interest payments on our 2.5% Notes are $12.5 million, payable semi-annually on May 1 and November 1. In the future, we may agree to exchanges of the notes for shares of our common stock or debt, or may determine to use a portion of our existing cash on hand to purchase or retire all or a portion of the outstanding convertible notes.

        Our 2.0% Notes, 2.5% Notes and 2010 Zero Coupon Notes each are included in the dilutive earnings per share calculation using the treasury stock method. Under the treasury stock method, we must calculate the number of shares issuable under the terms of these notes based on the average market price of our common stock during the period, and include that number in the total diluted shares figure for the period. At the time we sold our 2.0% Notes, 2.5% and 2010 Zero Coupon Notes we entered into convertible note hedge and warrant agreements that together are intended to have the economic effect of reducing the net number of shares that will be issued upon conversion of the notes by increasing the effective conversion price for these notes, from our perspective, to $67.92, $100.00 and $72.08, respectively. However, from an accounting principles generally accepted in the United States of America ("U.S. GAAP") perspective, since the impact of the convertible note hedge agreements is always anti-dilutive we exclude from the calculation of fully diluted shares the number of shares of our common stock that we would receive from the counterparties to these agreements upon settlement.

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

        Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements for the year ended December 31, 2009 included in Part II, Item 8 of this Annual Report on Form 10-K. The Securities and Exchange Commission defines critical accounting policies as those that are, in management's view, most important to the portrayal of the company's financial condition and results of operations and most demanding of their judgment. Management considers the following policies to be critical to an understanding of our consolidated financial statements and the uncertainties associated with the complex judgments made by us that could impact our results of operations, financial position and cash flows.

        Revenue recognition—In the United States, we sell our proprietary products to pharmaceutical wholesalers, the largest three of which account for 75% of our total consolidated gross sales for the year ended December 31, 2009. Decisions made by these wholesalers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) may have materially affected the level of our sales in any particular period and thus our sales may not correlate to the number of prescriptions written for our products as reported by IMS Health.

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

        As of December 31, 2009, we received information from substantially all of our U.S. wholesaler customers about the levels of inventory they held for our U.S. branded products. Based on this information, which we have not independently verified, we believe that total inventory held at these wholesalers is approximately two to three weeks supply of our U.S. branded products at our current sales levels. As of our most recent retail inventory survey in June 2009, our generic OTFC inventory held at wholesalers and retailers is approximately three months. We do not expect that potential future fluctuations in inventory levels of generic OTFC held by retailers will have a significant impact on our financial position and results of operations.

        Sales of our generic OTFC product could be subject to retroactive price reductions for units that remain in the pipeline if the price of generic OTFC is reduced, including as a result of another generic entrant into the market, and as a result any estimated impact of such adjustments is recorded at the time revenue is recognized. This estimate of both the potential timing of a generic entrant and the amount of the price reduction is highly subjective. In October 2009, we understand that the FDA approved ANDAs by Barr and by Covidien to market and sell generic OTFC. As a result, we have accrued a $1.2 million shelf stock adjustment as of December 31, 2009.

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

        2) Wholesaler discounts—We have distribution service agreements with a number of our wholesaler customers that provide our wholesalers with the opportunity to earn up to 2% in additional discounts in exchange for the performance of certain services. We have therefore recorded a provision equal to 2% of U.S. gross sales for the twelve months ended December 31, 2009, less inventory appreciation adjustments for 2009 price increases. In addition, at our discretion, we may provide additional discounts to wholesalers such as the additional discount offered to wholesalers on initial stocking orders. Actual discounts provided could therefore exceed historical experience and our estimates of expected discounts. If these discounts were to increase by 1.0% of 2009 gross sales from our proprietary products marketed in the U.S., then an additional provision of $19.1 million would result.

        3) Returns—Customers can return short-dated or expired product that meets the guidelines set forth in our return goods policy. Product shelf life from the date of manufacture for NUVIGIL is three years, PROVIGIL is three to four years, depending on packaging, AMRIX is four years, GABITRIL is two to three years, depending on packaging, and ACTIQ and FENTORA are each two years. Returns are accepted from wholesalers and retail pharmacies. Wholesaler customers can return short dated product with six months or less shelf life remaining and expired product within twelve months following the expiration date. Retail pharmacies are not permitted to return short-dated product but can return full or partial quantities of expired product only within twelve months following the expiration date. We base our estimates of product returns for each of our products on the percentage of returns that we have experienced historically. Notwithstanding this, we may adjust our estimate of product returns if we are aware of other factors that we believe could meaningfully impact our expected return percentages. These factors could include, among others, our estimates of inventory levels of our products in the distribution channel, known sales trends and existing or anticipated competitive market forces such as product entrants and/or pricing changes.

        For the year ended December 31, 2009, we recorded a provision for returns at a weighted average rate of 2.6% of gross sales, which is an increase over our actual historical return percentages. Returns percentages increased for PROVIGIL in anticipation of the launch of NUVIGIL. NUVIGIL returns percentages have been estimated based on historical PROVIGIL experience. Between March and July of 2006, we increased ACTIQ manufacturing levels to ensure sufficient supply as we switched manufacturing to FENTORA in anticipation of its launch and prepared for the transition of ACTIQ production to a new facility that opened in August 2006. The expiration of ACTIQ in the second half of 2008 and the expiration of initial launch quantities of FENTORA in late 2008 and early 2009 have resulted in both an increased amount of returns and a higher level of returns experience for 2008 and 2009. In the future, actual returns could exceed historical experience and our estimates of expected future returns activity because of several factors, including, among other things, wholesaler and retailer stocking patterns and/or competition. If the returns provision percentage were to increase by 0.5% of 2009 gross sales from our proprietary products marketed in the U.S., then an additional provision of $9.6 million would result.

        Based on fourth quarter net sales, we believe a reasonable estimate of our maximum exposure for potential returns related to product in our total supply pipeline as of December 31, 2009 is $282.5 million.

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

        For the year ended December 31, 2009, we recorded a provision for coupons at a weighted average rate of 1.3% of gross sales. Actual coupon usage could exceed historical experience and our estimates of expected future coupon activity. If the coupons provision percentage were to increase by 0.5% of 2009 gross sales from our proprietary products marketed in the U.S., then an additional provision of $9.6 million would result.

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

        For the year ended December 31, 2009, we recorded a provision for Medicaid discounts at a weighted average rate of 1.7% of gross sales. Actual Medicaid discounts could exceed historical experience and our estimates of expected future Medicaid patient activity or unit rebate amounts. If the

Medicaid discounts provision percentage were to increase by 0.5% of 2009 gross sales from our proprietary products marketed in the U.S., then an additional provision of $9.6 million would result.

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

        For the year ended December 31, 2009, we recorded a provision for managed care and governmental contracts at a weighted average rate of 4.7% of gross sales. Actual chargebacks and rebates could exceed historical experience and our estimates of expected future participation in these programs. If the chargebacks and rebates provision percentage were to increase by 0.5% of 2009 gross sales from our proprietary products marketed in the U.S., then an additional provision of $9.6 million would result.

        The following table summarizes activity in each of the above categories for the years ended December 31, 2008 and 2009:

	Prompt Payment Discounts	Wholesaler Discounts	Returns*	Coupons	Medicaid Discounts	Managed Care & Governmental Contracts	Total
Balance at December 31, 2007	$(3,082)	$(6,449)	$(25,335)	$(7,253)	$(19,883)	$(24,264)	$(86,266)

Provision:
Current period	(36,855)	(13,899)	(21,427)	(21,176)	(40,774)	(122,517)	(256,648)
Prior periods	—	2	(27,732)	108	(149)	1,079	(26,692)

Total	(36,855)	(13,897)	(49,159)	(21,068)	(40,923)	(121,438)	(283,340)
Actual:
Current period	32,418	5,911	—	15,079	19,233	73,874	146,515
Prior periods	3,082	6,447	38,071	7,144	19,543	23,187	97,474

Total	35,500	12,358	38,071	22,223	38,776	97,061	243,989
Balance at December 31, 2008	$(4,437)	$(7,988)	$(36,423)	$(6,098)	$(22,030)	$(48,641)	$(125,617)

Provision:
Current period	(42,814)	(21,137)	(37,226)	(32,367)	(42,741)	(114,740)	(291,025)
Prior periods	—	126	(26,454)	588	113	(1,114)	(26,741)

Total	(42,814)	(21,011)	(63,680)	(31,779)	(42,628)	(115,854)	(317,766)
Actual:
Current period	38,325	21,080	—	18,096	21,784	73,131	172,416
Prior periods	4,437	7,862	34,069	5,509	21,320	34,902	108,099

Total	42,762	28,942	34,069	23,605	43,104	108,033	280,515
Balance at December 31, 2009	(4,489)	(57)	(66,034)	(14,272)	(21,554)	(56,462)	(162,868)

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

        In June 2007, we secured final FDA approval of NUVIGIL. Prior to the commercial launch of NUVIGIL, we included net NUVIGIL inventory balances in other assets. We launched NUVIGIL commercially on June 1, 2009 and reclassified our NUVIGIL inventory balances to current inventory at that time.

        We have committed to make future minimum payments to third parties for certain raw material inventories. Over the past few years, we have been developing a manufacturing process for the active pharmaceutical ingredient in NUVIGIL that is more cost effective than our prior process of separating modafinil into armodafinil. As a result of our plan to manufacture armodafinil in the future using this new process coupled with the launch of NUVIGIL on June 1, 2009, we assessed the potential impact of these items on certain of our existing agreements to purchase modafinil. Under these contracts, we have agreed to purchase minimum amounts of modafinil through 2012, with aggregate future purchase commitments totaling $15.9 million as of December 31, 2009. During the third quarter of 2008, we recorded a reserve of $26.0 million for purchase commitments for modafinil raw materials not expected to be utilized as a charge to cost of sales. We reassessed our future modafinil needs during the second quarter of 2009, in association with the accelerated launch of NUVIGIL, and increased the reserve by $3.0 million, to $29.0 million. During the third quarter of 2009, we entered into an agreement with one of our modafinil suppliers, paying $13.5 million in exchange for a $23.0 million reduction in our existing purchase commitments with this supplier, which resulted in a $9.5 million gain recorded in cost of sales. In the fourth quarter of 2009, we reassessed our future modafinil needs as well as our commitments and increased the reserve by $3.0 million. As of December 31, 2009, our remaining reserve balance for excess purchase commitments is $9.0 million. See Note 8 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

        Valuation of Property and Equipment, Acquired Intangible Assets and Goodwill—Our property and equipment have been recorded at cost and are being depreciated on a straight-line basis over the estimated useful life of those assets.

        We review intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If an impairment indicator exists, we test the intangible asset for recoverability. Goodwill and indefinite-lived intangible assets are reviewed for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value To do this, in the case of goodwill, we estimate the fair value of each of our reporting units and compare it to the book value of their net assets. In the case of intangibles and other long lived assets, we compare the estimated cash flows of the related asset group and compare it to the book value of the asset group. Calculating fair value as well as future cash flows requires that we make a number of critical legal, economic, market and business assumptions that reflect our best estimates as of the testing date. We believe the methods we use to determine these underlying assumptions and estimates are reasonable and reflective of common practice. Notwithstanding this, our assumptions and estimates may differ significantly from actual results, or circumstances could change that would cause us to conclude that an impairment now exists or that we previously understated the extent of impairment.

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

        Income taxes—We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The deferred assets and liabilities included within the consolidated results from the activities of variable interest entities are not realizable benefits and or liabilities to Cephalon. See Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

        We provide for income taxes at a rate equal to our estimated annual combined federal, state and foreign statutory effective rates. Subsequent adjustments to our estimates of our ability to recover the deferred tax assets or other changes in circumstances or estimates could cause our provision for income taxes to vary from period to period, as it has for the current year ended December 31, 2009.

        At December 31, 2009, we have a valuation allowance of $132.7 million, against a gross deferred tax asset balance of $626.9 million. This valuation allowance is provided against deferred tax assets which include state and foreign net operating losses, and state tax credits where we have concluded at this time that it is not more likely than not that these deferred tax assets will be realized. We will continue to review and analyze the likelihood of realizing tax benefits related to deferred tax assets as there is more certainty surrounding our future levels of profitability related to specific company operations and the related taxing jurisdictions. See Note 17 of our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

        In June 2009, the FASB issued revised accounting guidance for consolidation of variable interest entities ("VIE"), which replaces the previous quantitative based risk and rewards calculation for determining the primary beneficiary of a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (1) the obligation to absorb losses or (2) the right to receive benefits. The new guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. It is effective for annual reporting periods beginning after November 15, 2009. We are currently evaluating the impact of adopting the new guidance but it could change our assessment of which entities are included in our consolidated financial statements.

        In October 2009, the FASB issued revised accounting guidance for multiple-deliverable arrangements. The amendment requires that arrangement considerations be allocated at the inception of the arrangement to all deliverables using the relative selling price method and provides for expanded disclosures related to such arrangements. It is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact of adoption on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to foreign currency exchange risk related to our operations in European and Australian subsidiaries that have transactions, assets, and liabilities denominated in foreign currencies that are translated into U.S. dollars for consolidated financial reporting purposes, as well as transactions, assets and liabilities of our domestic operations that are denominated in foreign currencies. Currently, we do not have any foreign exchange contracts that hedge these foreign currency exchange risks. For the years ended December 31, 2009 and 2008, an average 10% weakening of the U.S. dollar relative to the currencies in which our non-U.S. subsidiaries operate would have resulted in an increase of $39.8 million and $37.7 million, respectively, in reported total revenues and a corresponding increase in reported expenses. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not assume any changes in the level of operations of our foreign subsidiaries.

        Our exposure to market risk for a change in interest rates is not significant as all of our investments are cash and cash equivalents.

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

        Our management conducted an assessment of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2009, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

        The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cephalon, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cephalon, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control Over Financial Reporting" appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for non-controlling interests, convertible debt instruments, and business combinations in 2009.

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

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 12, 2010

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2009	As adjusted 2008*	As adjusted 2007*
REVENUES:
Net sales	$2,151,548	$1,943,464	$1,727,299
Other revenues	40,760	31,090	45,339

	2,192,308	1,974,554	1,772,638

COSTS AND EXPENSES:
Cost of sales	398,837	412,234	345,691
Research and development	395,431	362,208	369,115
Selling, general and administrative	822,052	840,873	735,799
Settlement reserve	—	7,450	425,000
Impairment charges	182,080	99,719	—
Restructuring charges	13,825	8,415	—
Acquired in-process research and development	46,118	41,955	—
Loss on sale of equipment	—	17,178	1,022

	1,858,343	1,790,032	1,876,627

INCOME (LOSS) FROM OPERATIONS	333,965	184,522	(103,989)

OTHER INCOME (EXPENSE):
Interest income	5,263	16,901	32,816
Interest expense	(90,336)	(75,233)	(70,866)
Gain on extinguishment of debt	—	—	5,319
Gain on sale of investment	—	—	5,791
Other income (expense), net	40,515	7,880	7,653

	(44,558)	(50,452)	(19,287)

INCOME (LOSS) BEFORE INCOME TAXES	289,407	134,070	(123,276)
INCOME TAX EXPENSE (BENEFIT)	78,680	(37,819)	103,153

NET INCOME (LOSS)	210,727	171,889	(226,429)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	131,900	21,073	—

NET INCOME (LOSS) ATTRIBUTABLE TO CEPHALON, INC.	$342,627	$192,962	$(226,429)

BASIC INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CEPHALON, INC.	$4.74	$2.84	$(3.40)

DILUTED INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CEPHALON, INC.	$4.41	$2.54	$(3.40)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	72,342	68,018	66,597

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—ASSUMING DILUTION	77,733	76,097	66,597

*
As adjusted in accordance with the transition provisions of accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) and accounting for noncontrolling interests in consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2009	As adjusted December 31, 2008*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,647,635	$524,459
Receivables, net	376,076	409,580
Inventory, net	240,576	117,297
Deferred tax assets, net	243,246	224,066
Other current assets	58,423	54,120

Total current assets	2,565,956	1,329,522
INVESTMENTS	12,427	8,081
PROPERTY AND EQUIPMENT, net	451,879	467,449
GOODWILL	590,284	445,332
INTANGIBLE ASSETS, net	981,857	607,332
DEFERRED TAX ASSETS, net	237	46,074
DEBT ISSUANCE COSTS	18,862	11,838
OTHER ASSETS	36,593	167,314

	$4,658,095	$3,082,942

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt, net	$818,925	$781,618
Accounts payable	88,829	87,079
Accrued expenses	430,209	304,415

Total current liabilities	1,337,963	1,173,112
LONG-TERM DEBT	363,696	3,692
DEFERRED TAX LIABILITIES, net	159,328	77,932
OTHER LIABILITIES	111,728	163,123

Total liabilities	1,972,715	1,417,859

COMMITMENTS AND CONTINGENCIES	—	—
REDEEMABLE EQUITY	207,307	248,403

EQUITY:
Cephalon stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 2,500,000 shares issued, and none outstanding	—	—
Common stock, $0.01 par value, 400,000,000 and 200,000,000 shares authorized, 78,002,764 and 71,707,041 shares issued, and 74,916,920 and 68,736,642 shares outstanding	780	717
Additional paid-in capital	2,534,070	2,095,324
Treasury stock, at cost, 3,085,844 and 2,970,399 shares	(208,427)	(201,705)
Accumulated deficit	(178,659)	(521,286)
Accumulated other comprehensive income	114,194	43,630

Total Cephalon stockholders' equity	2,261,958	1,416,680
Noncontrolling interest	216,115	—

Total equity	2,478,073	1,416,680

	$4,658,095	$3,082,942

*
As adjusted in accordance with the transition provisions of accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) and accounting for noncontrolling interests in consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share data)

	Cephalon Stockholders' Equity
								Total Stockholders' Equity Attributable to Cephalon, Inc.
	Common Stock			Treasury Stock			Accumulated Other Comprehensive Income
			Additional Paid-in Capital			Accumulated Deficit			Noncontrolling Interest
	Shares	Amount		Shares	Amount					Total
BALANCE, JANUARY 1, 2007 as previously stated	67,853,389	$678	$1,780,749	2,257,162	$(151,068)	$(432,578)	$104,357	$1,302,138	$—	$1,302,138
Impact of adopting the transition provision of accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement)	—	—	(50,118)	—	—	(48,073)	—	(98,191)	—	(98,191)

BALANCE, JANUARY 1, 2007 as adjusted*	67,853,389	$678	$1,730,631	2,257,162	$(151,068)	$(480,651)	$104,357	$1,203,947	$—	$1,203,947

Net loss						(226,429)		$(226,429)	—	(226,429)
Foreign currency translation gain							42,662	42,662	—	42,662
Net prior service costs on retirement-related plans							446	446	—	446
Change in unrealized investment gains							20	20	—	20

Comprehensive loss								$(183,301)	—	(183,301)
Adoption of accounting for uncertainty in income taxes						(7,168)		(7,168)		(7,168)
Issuance of common stock upon conversions and exchanges of convertible notes	124	—	10					10		10
Stock options exercised	1,853,152	19	93,881					93,900		93,900
Tax benefit from equity compensation			13,633					13,633		13,633
Stock-based compensation expense	250,125	3	46,692					46,695		46,695
Treasury stock acquired				95,441	(7,105)			(7,105)		(7,105)
Adjustment to APIC for equity component of convertible debt			29,728					29,728		29,278
Other							1,218	1,218		1,218

BALANCE, DECEMBER 31, 2007*	69,956,790	$700	$1,914,575	2,352,603	$(158,173)	$(714,248)	$148,703	$1,191,557	$—	$1,191,557
Net income						192,962		$192,962	(21,073)	171,889
Foreign currency translation loss							(105,042)	(105,042)	—	(105,042)
Net prior service costs on retirement-related plans							(23)	(23)	—	(23)
Change in unrealized investment losses							(8)	(8)	—	(8)

Comprehensive income								$87,889	(21,073)	66,816
Issuance of common stock upon conversions of convertible notes	529,269	5	285					290		290
Exercise of convertible note hedge associated with conversion of convertible notes			36,585	524,754	(36,585)			—		—
Stock options exercised	957,865	10	43,962					43,962		43,962
Tax benefit from equity compensation			7,323					7,323		7,323
Stock-based compensation expense	253,837	2	43,974					43,974		43,974
Treasury stock acquired				93,042	(6,947)			(6,947)		(6,947)
Acusphere NCI upon consolidation									21,073	21,073
Adjustment to APIC for equity component of convertible debt			44,107					44,107		44,107
Other	9,280		4,525					4,525		4,525

BALANCE, DECEMBER 31, 2008*	71,707,041	$717	$2,095,324	2,970,399	$(201,705)	$(521,286)	$43,630	$1,416,680	$—	$1,416,680
Net income						342,627		$342,627	(131,900)	210,727
Foreign currency translation gains							70,170	70,170	—	70,170
Net prior service costs on retirement-related plans							394	394	—	394
Unrealized investment gains							—	—	—	—

Comprehensive income								413,191	(131,900)	281,291
Issuance of common stock upon conversions of convertible notes	54	—	—					—		—
Stock options exercised	235,345	2	10,209					10,211		10,211
Tax benefit from equity compensation			1,979					1,979		1,979
Stock-based compensation expense	283,963	3	50,407					50,410		50,410
Treasury stock acquired				115,445	(6,722)			(6,722)		(6,722)
Adjustment to APIC for equity component of convertible debt			41,096					41,096
Ception NCI upon consolidation									306,500	306,500
Arana NCI upon consolidation									104,730	104,730
Acquisition of Arana NCI shares			(7,353)					(7,353)	(103,699)	(111,052)
Issuance of common stock in exchange for warrants	776,361	8	(8)					—		—
Issuance of common stock	5,000,000	50	287,950					288,000		288,000
Issuance of convertible notes			147,650					147,650		147,650
Sale of warrants			37,640					37,640		37,640
Purchase of convertible note hedge			(121,040)					(121,040)		(121,040)
Tax benefit from purchase of convertible note hedge			(9,784)					(9,784)		(9,784)
Deconsolidation of Acusphere								—	10,634	10,634
BioAssets Development Corp. NCI upon consolidation								—	28,500	28,500
Other								—	1,350	1,350

BALANCE, DECEMBER 31, 2009	78,002,764	$780	$2,534,070	3,085,844	$(208,427)	$(178,659)	$114,194	$2,261,958	$216,115	$2,478,073

*
As adjusted in accordance with the transition provisions of accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) and accounting for noncontrolling interests in consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2009	As Adjusted 2008*	As Adjusted 2007*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$210,727	$171,889	$(226,429)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax expense (benefit)	(84,155)	(68,043)	(21,090)
Shortfall tax benefits from stock-based compensation	(38)	(511)	(360)
Depreciation and amortization	186,192	172,457	141,358
Stock-based compensation expense	50,410	43,975	46,695
Gain on forgiveness of debt	—	—	(5,319)
Gain on sale of investment	—	—	(5,791)
Loss on disposals of property and equipment	—	17,178	1,022
Impairment charges	182,080	99,719	—
Acquired in-process research and development	—	16,955	—
Amortization of debt discount and debt issuance costs	59,145	46,740	51,033
Gain on foreign exchange contracts	(26,754)	—	—
Gain on acquisition of Arana	(10,008)	—	—
Acquired in-process research and development from Acusphere deconsolidation	8,366	—	—
Other	(3,503)	—	—
Changes in operating assets and liabilities, net of effect from acquisitions:
Receivables	81,022	(144,975)	(601)
Inventory	(8,604)	(37,397)	(2,328)
Other assets	(14,348)	11,792	(54,838)
Accounts payable and accrued expenses	99,013	(376,232)	385,463
Other liabilities	(48,194)	44,576	76,041

Net cash provided by (used for) operating activities	681,351	(1,877)	384,856

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(60,927)	(75,871)	(96,867)
Proceeds from sale of property and equipment	—	16,000	—
Cash balance from consolidation of variable interest entities	53,706	1,654	—
Acquisition of intangible assets	(53,324)	(25,825)	(107,246)
Investment in Ception	(75,000)	(25,000)	—
Investment in BDC	(30,000)	—	—
Purchases of investments	(11,797)	(6,692)	—
Proceeds from sale of investment in third party	—	—	12,291
Acquisition of Arana, net of cash acquired	(232,527)	—	—
Proceeds from foreign exchange contracts	26,754	—	—
Sales and maturities of available-for-sale investments	125,026	7,596	99,131
Purchases of available-for-sale investments	—	—	(80,255)

Net cash used for investing activities	(258,089)	(108,138)	(172,946)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	288,000	—	—
Proceeds from exercises of common stock options	10,211	43,962	93,900
Windfall tax benefits from stock-based compensation	2,017	7,834	13,993
Acquisition of treasury stock	(6,722)	(6,947)	(7,105)
Payments on and retirements of long-term debt	(13,412)	(217,743)	(3,853)
Net proceeds from issuance of convertible subordinated notes	484,719	—	—
Proceeds from sale of warrants	37,640	—	—
Purchase of convertible note hedge	(121,040)	—	—

Net cash provided by (used for) financing activities	681,413	(172,894)	96,935

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	18,501	(11,301)	13,312

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,123,176	(294,210)	322,157
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	524,459	818,669	496,512

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,647,635	$524,459	$818,669

Supplemental disclosures of cash flow information:
Cash payments for interest, net of capitalized interest	$27,211	$29,419	$17,814
Cash payments for income taxes	154,171	100,374	84,879
Non-cash investing and financing activities:
Capital lease additions	2,851	1,529	1,335
Acquisition of treasury stock associated with termination of convertible note hedge and warrant agreements	—	36,585	—
Exchange of convertible notes into common stock, net of debt exchange expense	—	824	10

*
As adjusted in accordance with the transition provisions of accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) and accounting for noncontrolling interests in consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business

        Cephalon, Inc. is an international biopharmaceutical company dedicated to the discovery, development and commercialization of innovative products in four core therapeutic areas: central nervous system ("CNS"), pain, oncology, and our latest area of focus, inflammatory diseases. In addition to conducting an active research and development program, we market seven proprietary products in the United States and numerous products in various countries throughout Europe and the world.

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

        For variable interest entities, we assess the terms of our interest in the entity to determine if we are the primary beneficiary. Variable interests are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. We consolidate the following variable interest entities:

  •
  Acusphere, Inc. (consolidated beginning November 3, 2008; deconsolidated June 24, 2009);

  •
  Ception Therapeutics (consolidated January 13, 2009); and

  •
  BDC (consolidated November 18, 2009).

For additional details on our recent acquisitions and transactions, see Note 2 herein.

        We use the cost method to account for our investments in companies that do not have readily determinable market values which we do not control and for which we do not have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, these investments are recorded at cost or fair value, as appropriate.

  Foreign Currency

        In December 2008, we entered into a foreign exchange contract to protect against fluctuations in the Euro against the U.S. Dollar related to intercompany transactions and payments. This contract matured in February 2009. The contract was not designated as a hedging instrument and, accordingly, it was recorded at fair value with changes in fair value recognized in earnings as a component of other expense. The fair value of the derivative instrument was insignificant at December 31, 2008. On

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

March 17, 2009, Cephalon entered into a foreign exchange forward contract and a foreign exchange option contract related to our Arana transaction. Together, these contracts protected against fluctuations between the Australian Dollar and the U.S. Dollar, up to a value of $144.2 million. Changes in the value of these contracts were recognized within net income. The forwards contract matured on May 7, 2009 and the options contracted matured on May 28, 2009. On April 29, 2009, Cephalon entered into a foreign exchange forward contract which matured on June 4, 2009 to replace the forwards contract which matured on May 7, 2009. All foreign exchange contracts have been settled as of June 30, 2009. Other income (expense), net includes $19.0 million of gains on these foreign exchange contracts for the year ended December 31, 2009.

        For most of our foreign operating entities with currencies other than the U.S. dollar, the local currency is the functional currency. In cases where our foreign entity primarily operates in an economic environment using a currency other than their local currency, the currency in which the entity conducts a majority of its operations is the functional currency. We translate asset and liability balances at exchange rates in effect at the end of the period and income and expense transactions at the average exchange rates in effect during the period. Resulting translation adjustments are reported as a separate component of accumulated other comprehensive income included in stockholders' equity. Gains and losses from foreign currency transactions are included in the consolidated statements of operations. The amount of foreign currency gains (losses) included in our consolidated statement of operations was $6.1 million, $7.9 million and $7.7 million for the three years ended December 31, 2009, 2008 and 2007, respectively.

        Within our Statement of Cash Flows, the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending cash and cash equivalents. All other foreign currency cash flows are reported in the applicable line of the consolidated statement of cash flows using an approximation of the exchange rate in effect at the time of the cash flows.

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

  Major U.S. Customers and Concentration of Credit Risk

        Our most significant products are our wakefulness products, PROVIGIL® (modafinil) Tablets [C-IV] and NUVIGIL® (armodafinil) Tablets [C-IV]. On a combined basis, our two next most significant products are FENTORA® (fentanyl buccal tablet) [C-II] and ACTIQ® (oral transmucosal

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

fentanyl citrate) [C-II] (including our generic version of ACTIQ ("generic OTFC")). These products comprised the following for the years ended December 31:

	% of total consolidated net sales			% of net sales in U.S. market
	2009	2008	2007	2009	2008	2007
PROVIGIL net sales	48%	51%	49%	94%	94%	94%
NUVIGIL net sales	3	—	—	100	—	—

PROVIGIL and NUVIGIL net sales	51	51	49	94	94	94

FENTORA net sales	7	8	8	97	100	100
ACTIQ net sales (including generic OTFC)	10	14	21	69	74	84

FENTORA and ACTIQ net sales (including generic OTFC)	17%	22%	29%	80%	83%	88%

TREANDA net sales	10%	4%	—%	100%	100%	—%

        In the United States, we sell our products primarily to a limited number of pharmaceutical wholesalers without requiring collateral. We periodically assess the financial strength of these customers and establish allowances for anticipated losses, if necessary.

	% of total trade accounts receivable			% of total consolidated gross sales
	At December 31,			Year Ended December 31,
	2009	2008	2007	2009	2008	2007
Major U.S. customers:
AmerisourceBergen Corporation	14%	13%	7%	20%	17%	13%
Cardinal Health, Inc.	23	18	17	29	28	28
McKesson Corporation	16	19	15	26	26	25

Total	53%	50%	39%	75%	71%	66%

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

        On a quarterly basis, we evaluate all inventory, including inventory capitalized for which regulatory approval has not yet been obtained, to determine if any lower of cost or market adjustment is required. As it relates to pre-approval inventory, we consider several factors including expected timing of FDA approval, projected sales volume and estimated selling price. Projected sales volume is based on several factors including market research, sales of similar products and competition in the market. Estimated sales price is based on the price of existing products sold for the same indications and expected market demand. See Note 8 herein.

  Property and Equipment

        Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to 40 years. Property and equipment under capital leases and leasehold improvements are depreciated or amortized over the shorter of the lease term or the expected useful life of the assets. Expenditures for maintenance and repairs are charged to expense as incurred, while major renewals and betterments are capitalized. See Note 9 herein.

        We capitalize interest in connection with the construction of plant and equipment.

  Fair Value of Financial Instruments

        The carrying values of cash, cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and debt instruments other than our convertible debt approximate the

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

respective fair values. Except for our convertible notes, our debt instruments do not have readily ascertainable market values; however, the carrying values approximate the respective fair values. As of December 31, 2009, the fair value and carrying value of our convertible debt, based on quoted market prices was:

	Fair Value	Carrying Value	Face Value
2.0% convertible senior subordinated notes due June 1, 2015	$1,162,514	$618,464	$820,000
2.5% convertible senior subordinated notes due May 1, 2014	559,400	362,093	500,000
Zero Coupon convertible subordinated notes first putable June 2010	227,456	194,232	199,549

  Goodwill, Intangible Assets and Other Long-Lived Assets

        Goodwill represents the excess of purchase price over net assets acquired. Goodwill and indefinite lived intangible assets are not amortized; rather, they are subject to a periodic assessment for impairment by applying a fair-value-based test. We perform our annual test of impairment of goodwill as of July 1. We review indefinite lived intangible assets for impairment on an annual basis and review all intangible assets for impairment whenever changes in circumstances indicate the carrying value of the asset may not be recoverable. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value to the fair value of the assets, which is usually based on the present value of the expected future cash flows associated with the use of the asset. See Notes 10 and 11 herein.

  Revenue Recognition

        In the United States, we sell our proprietary products to pharmaceutical wholesalers, the largest three of which account for 75% of our total consolidated gross sales for the year ended December 31, 2009. Decisions made by these wholesalers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) can materially affect the level of our sales in any particular period and thus may not correlate to the number of prescriptions written for our products as reported by IMS Health Incorporated.

        We have distribution service agreements that obligate the wholesalers to provide us with periodic retail demand information and current inventory levels for our products held at their warehouse locations; additionally, the wholesalers have agreed to manage the variability of their purchases and inventory levels within specified limits based on product demand. As of December 31, 2009, we received information from substantially all of our U.S. wholesaler customers about the levels of inventory they held for our U.S. branded products. Based on this information, which we have not independently verified, we believe that total inventory held at these wholesalers is approximately two to three weeks supply of our U.S. branded products at our current sales levels. As of our most recent retail inventory survey in June 2009, our generic OTFC inventory held at wholesalers and retailers is approximately three months.

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

        Other revenue, which includes revenues from collaborative agreements, consists primarily of royalty payments, payments for research and development services, up-front fees and milestone payments. If an arrangement requires the delivery or performance of multiple deliverables or elements under a bundled sale, we determine whether the individual elements represent "separate units of accounting." If the separate elements meet the requirements, we recognize the revenue associated with each element separately and revenue is allocated among elements based on relative fair value. If the elements within a bundled sale are not considered separate units of accounting, the delivery of an individual element is considered not to have occurred if there are undelivered elements that are essential to the functionality. Unearned income is amortized by the straight-line method over the term of the contracts. Also, if contractual obligations related to customer acceptance exist, revenue is not recognized for a product or service unless these obligations are satisfied. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. We estimate our performance period based on the specific terms of each collaborative agreement. We adjust the performance periods, if appropriate, based upon available facts and circumstances. We recognize periodic payments on a percentage of completion basis over the period that we perform the related activities under the terms of the agreements. Revenue resulting from the achievement of milestone events stipulated in the agreements is recognized when the milestone is achieved. Milestones are based upon the occurrence of a substantive element specified in the contract or as a measure of substantive progress towards completion under the contract. For the years ended December 31, 2009, 2008 and 2007, incurred costs that are reflected in our operating expenses were insignificant in connection with these collaborations.

        Payments under co-promotional or managed services agreements are recognized when the products are sold or the promotional activities are performed. The portion of the payments that represents reimbursement of our expenses is recognized as an offset to those expenses in our statement of income.

        We recognize revenue on new product launches when sales returns can be reasonably estimated and all other revenue recognition requirements have been met. When determining if returns can be estimated, we consider actual returns of similar products as well as sales returns with similar customers. In cases in which a new product is not an extension of an existing line of product or where we have no history of experience with products in a similar therapeutic category such that we cannot estimate expected returns of the new product, we defer recognition of revenue until the right of return no longer exists or until we have developed sufficient historical experience to estimate sales returns. In

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

developing estimates for sales returns, we consider inventory levels in the distribution channel, shelf life of the product and expected demand based on market data and prescriptions.

        Sales of our generic OTFC product could be subject to retroactive price reductions for units that remain in the pipeline if the price of generic OTFC is reduced, including as a result of another generic entrant into the market, and as a result any estimated impact of such adjustments is recorded at the time revenue is recognized. This estimate of both the potential timing of a generic entrant and the amount of the price reduction are highly subjective. In October 2009, we understand that the FDA approved ANDAs by Barr and by Covidien to market and sell generic OTFC. As a result, we have accrued a $1.2 million shelf stock adjustment as of December 31, 2009.

  Collaborative Arrangements

        As of January 1, 2009, we adopted the revised provisions for collaborative arrangements, which resulted in the following additional disclosures:

        We enter into collaborative arrangements with pharmaceutical or biotech companies to develop and produce orally disintegrating tablets ("ODT's") of branded and generic drugs and to develop and improve nominated antibodies supplied by our collaboration partners using our humanization technology. In these arrangements, we earn fees for work performed, license fees, royalties on product sales and/or risk based milestone payments. We also manufacture ODT products under supply agreements. Revenues recognized from product sales are classified as net sales and revenues recognized from fees for services, license fees, royalties and milestone payments are classified as other revenues.

        Amounts recognized under collaborative arrangements consisted of the following:

	Year ended December 31,
	2009	2008	2007
Net sales	$32,980	$34,676	$37,963
Other revenues	38,482	26,686	37,846

Total	$71,462	$61,362	$75,809

  Research and Development

        All research and development costs are charged to expense as incurred.

  Acquired In-Process Research and Development

        Acquired in-process research and development ("IPR&D") represents the estimated fair value assigned to research and development projects acquired in a purchase business combination (including the initial consolidation of a variable interest entity) that have not been completed at the date of acquisition and which have no future alternative use. Effective on January 1, 2009, IPR&D acquired in a business combination is recorded as an intangible asset, while IPR&D acquired in an asset deal is charged to expense as of the acquisition date. All IPR&D acquired prior to January 1, 2009 is charged to expense as of the acquisition date.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The fair value assigned to IPR&D acquired in a business combination is typically determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projections used to value IPR&D were, in some cases, reduced based on the probability of developing a new drug, and considered the relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from such projects are based on management's estimates of cost of sales, operating expenses and income taxes from such projects. The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. The fair value assigned to IPR&D where the IPR&D was the primary asset in the business combination may also be estimated based on the probability adjusted present value of consideration paid to acquire the business.

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

  Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We provide for income taxes at a rate equal to our estimated annual combined federal, state and foreign statutory effective rates and we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based solely on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Subsequent adjustments to our estimates of our ability to recover the deferred tax assets or other changes in circumstances or estimates could cause our provision for income taxes to vary from period to period, as it has for the current year ended December 31, 2009.

  Change in Accounting Methods

        Effective January 1, 2009, we adopted the transition provisions of accounting for noncontrolling interests in consolidated financial statements. We have reclassified noncontrolling interest from liabilities to a component of equity and we attribute losses to the noncontrolling interest even if that

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

attribution results in a deficit noncontrolling interest balance. We adopted the presentation and disclosures on a retrospective basis for all periods presented.

        As of January 1, 2009, we adopted the transition provisions of accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to initially record the liability and equity components of the convertible debt separately. The liability component is computed based on the fair value of a similar liability that does not include the conversion option. The equity component is computed based on the total debt proceeds less the fair value of the liability component. The equity component (debt discount) and debt issuance costs are amortized as interest expense over the expected term of the debt facility. We adopted the transition provisions on a retrospective basis for all prior periods presented.

        The liability component of our convertible notes will be classified as current liabilities and presented in current portion of long-term debt and the equity component of our convertible debt will be considered a redeemable security and presented as redeemable equity on our consolidated balance sheet if our debt is considered current at the balance sheet date. At December 31, 2009, our stock price was $62.42, and, therefore, the 2.0% Notes are considered to be current liabilities based on conversion price and are presented in current portion of long-term debt on our consolidated balance sheet. At December 31, 2009, the 2010 Zero Coupon Notes are presented in current portion of long-term debt based on maturity date. At December 31, 2008, our stock price was $77.04, and, therefore, all of our convertible notes issued as of that date are presented in the current portion of long-term debt on our consolidated balance sheet.

        The effect of the change to the revised accounting requirements for our convertible debt on the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Year ended December 31,
	2009	2008	2007
Interest expense	$(57,766)	$(46,740)	$(51,033)
Income tax benefit	21,200	17,154	18,729
Net loss attributable to Cephalon, Inc.	(36,566)	(29,586)	(32,304)
Basic loss per share attributable to Cephalon, Inc.	(0.51)	(0.43)	(0.49)
Diluted loss per share attributable to Cephalon, Inc.	(0.47)	(0.38)	(0.49)

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The effect of the change to the revised accounting requirements for our convertible debt on the consolidated balance sheet as of December 31, 2009 and December 31, 2008 is as follows:

	December 31, 2009	December 31, 2008
Assets:
Deferred tax assets	$(75,501)	$(96,701)
Other assets (debt issuance costs)	8,311	10,455

Total assets	$(67,190)	$(86,246)

Liabilities:
Current portion of long term debt, net	$(207,307)	$(248,403)
Long term debt, net	14,526	—

Total liabilities	(192,781)	(248,403)

Redeemable equity	207,307	248,403

Cephalon stockholders' equity:
Additional paid-in capital	64,813	23,717
Accumulated deficit	(146,529)	(109,963)

Total Cephalon stockholders' equity	(81,716)	(86,246)

Total liabilities, redeemable equity and equity	$(67,190)	$(86,246)

        The effect of the change to the revised accounting requirements for our convertible debt on the consolidated statement of cash flows for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Year ended December 31,
	2009	2008	2007
Net loss	$(36,566)	$(29,586)	$(32,304)
Deferred income tax benefit	(21,200)	(17,154)	(18,729)
Amortization of debt discount	57,766	46,740	51,033

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

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In June 2009, the FASB issued revised accounting guidance for consolidation of variable interest entities ("VIE"), which replaces the previous quantitative based risk and rewards calculation for determining the primary beneficiary of a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (1) the obligation to absorb losses or (2) the right to receive benefits. The new guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. It is effective for annual reporting periods beginning after November 15, 2009. We are currently evaluating the impact of adopting the new guidance but it could change our assessment of which entities are included in our consolidated financial statements.

        In October 2009, the FASB issued revised accounting guidance for multiple-deliverable arrangements. The amendment requires that arrangement considerations be allocated at the inception of the arrangement to all deliverables using the relative selling price method and provides for expanded disclosures related to such arrangements. It is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact of adoption on our consolidated financial statements.

2. ACQUISITIONS AND TRANSACTIONS

  Equity and Convertible Notes Offerings

        On May 27, 2009, we issued an aggregate of 5,000,000 shares of common stock, par value $0.01 per share, at a price of $60.00 per share, resulting in net cash proceeds of $288.0 million. Concurrently with the equity offering, we also issued $500.0 million aggregate principal amount of 2.5% convertible senior subordinated notes due on May 1, 2014. See Note 13 herein.

  UCB Pharma France

        In December 2009, we entered into an agreement with UCB Pharma France under which we acquired all assets related to the development, manufacturing, marketing and sale of VOGALENE® (metopimazine) and VOGALIB® (metopimazine) in France and French Overseas territories for $53.3 million. These products are approved for use in the symptomatic treatment of nausea and vomiting. The injectible solution is approved for the prevention of nausea and vomiting in patients under chemotherapy.

  BioAssets Development Corporation

        Effective November 2009, we signed an agreement with BioAssets Development Corporation ("BDC") that sets forth our option to acquire BDC. Under the terms of the option agreement, we paid BDC an upfront payment of $30.0 million. If we exercise the option, we have agreed to pay a total of $12.5 million plus the value of BDC's net working capital less the amount of any outstanding debt. BDC stockholders could also receive additional future payments related to regulatory and sales milestones. BDC is currently conducting a Phase II placebo-controlled proof of concept study with the tumor necrosis factor (TNF) inhibitor, etanercept, epidurally administered to a minimum of 40 patients with sciatica. Sciatica is a neuropathic inflammatory pain condition that occurs when the sciatic nerve is

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2. ACQUISITIONS AND TRANSACTIONS (Continued)

compressed, injured or irritated. BDC has secured an intellectual property estate around use of TNF inhibitors for sciatic pain in patients with intervertebral disk herniation, as well as other spinal disorders. We may exercise our option at any time from the closing date of the option agreement until the date that is 60 days after receipt of one-month patient response data from BDC's Phase II study. Data are anticipated to be available in the second half of 2010.

        We have determined that, because of our rights under the BDC option agreement, effective on November 18, 2009, BDC is a variable interest entity for which we are the primary beneficiary. As a result, as of November 18, 2009 we have included the financial condition and results of operations of BDC in our consolidated financial statements. However, we do not have an equity interest in BDC and, therefore, we have allocated the BDC losses to noncontrolling interest in the consolidated statement of operations. If the BDC option expires unexercised, we will deconsolidate BDC and recognize a loss of $30.0 million, equal to our investment in BDC. BDC did not have a material impact on our revenues or earnings attributable to our Cephalon shareholders for the period ended December 31, 2009 or on a pro forma basis for the periods ended December 31, 2009 and 2008. BDC is included in our U. S. operating segment.

        The following summarizes the carrying amounts and classification of BDC's assets and liabilities included in our consolidated balance sheet as of November 18, 2009 and December 31, 2009:

	November 18, 2009	December 31, 2009
Cash and cash equivalents	$1,143	$9,854
Accounts receivable	10,600	69
Other current assets	105	27
Property and equipment, net	21	18
Goodwill	20,391	20,391
Intangible assets	48,000	48,000
Accounts payable	564	362
Accrued expenses	3,026	1,817
Deferred tax liabilities	18,171	18,171
Noncontrolling interest	28,500	28,009

        The goodwill recognized in the opening balance sheet primarily resulted from the recognition of deferred taxes associated with the value assigned to identifiable intangible assets. There is no goodwill recognized or deductible for tax purposes. The fair value of the noncontrolling interest was computed based on the present value of the probability weighted future payments to the current BDC stockholders.

        Although BDC is included in our consolidated financial statements, our interest in BDC's assets is limited to that accorded to us in the agreements with BDC as described above. BDC's creditors have no recourse to the general credit of Cephalon.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2. ACQUISITIONS AND TRANSACTIONS (Continued)

  Arana Therapeutics Limited

        On February 27, 2009, we announced that we acquired (through our wholly owned subsidiary Cephalon International Holdings, Inc. ("Cephalon International")), approximately 19.8% of the total issued share capital (the "Equity Stake") of Arana Therapeutics Limited, an Australian company listed on the Australian Securities Exchange ("Arana"), for $41.4 million and that we intended to initiate a takeover offer for Arana (through Cephalon International). On March 9, 2009, through Cephalon International, we filed a Bidder's Statement with the Australian Securities and Investments Commission in connection with our takeover offer for Arana. The offer terms consisted of the following:

  •
  Payment of Australian dollar ("A$") 1.40 cash for each Arana ordinary share less any dividends paid by Arana;

  •
  Upon Cephalon International's receipt of a relevant interest in 90% of Arana ordinary shares, the offer price would increase by A$0.05 to A$1.45 (the "90% Premium"); and

  •
  On March 2, 2009, Arana declared an A$0.05 fully franked special dividend (the "Dividend") per Arana ordinary share payable to all Arana shareholders on record as of March 30, 2009. The effect of the Dividend was to reduce our offer price by A$0.05.

        The takeover offer closed on June 29, 2009. Cephalon International's relevant interest in Arana as of that date was 93.1%. Cephalon International exercised a compulsory acquisition to acquire the remaining 6.9% interest in Arana's ordinary shares, which was completed on August 8, 2009. The total funds used to acquire Arana shares was $223.2 million, net of gains on foreign exchange contracts.

        Arana is a biopharmaceutical company focused on developing next generation antibody and protein based drugs that will improve the lives of patients with inflammatory diseases and cancer. The company's lead compound, CEPH 37247, is a new generation tumor necrosis factor (TNF) alpha blocker. Arana has a patent portfolio related to anti-TNF alpha antibodies and receives licensing income in connection with certain patents. We acquired Arana in order to expand our technology base. Arana is included in our United States operating segment.

        Our initial investment in Arana was recorded as an available for sale investment. On May 27, 2009, we acquired additional shares for $89.8 million which increased our Arana holdings to 50.4% of the outstanding shares. As a result, effective on that date we have included Arana in our consolidated financial statements. The 90% Premium payment is considered contingent consideration and was initially recognized at its estimated fair value of $1.0 million for the shares purchased on May 27, 2009. Upon satisfying the 90% criteria on June 12, 2009, the excess of the actual payments over the recorded liability for the 90% premium of $2.8 million was recorded as a charge to other income (expense), net. The fair value of the noncontrolling interest in Arana as of May 27, 2009 was $104.7 million based on the closing stock price for Arana's shares on that date.

        The fair value of our Arana holdings of approximately 19.8% immediately prior to the acquisition on May 27, 2009 was $48.0 million. This investment was remeasured to fair value on the acquisition date with the increase of $6.6 million over the original cost recognized in other income (expense), net. This gain is the result of an increase in the value of the Australian dollar relative to the U.S. dollar, net of changes in the Arana share price. For the year ended December 31, 2009, we have included

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2. ACQUISITIONS AND TRANSACTIONS (Continued)

$14.0 million of revenues and $14.6 million of net losses attributable to Cephalon, Inc. for Arana in our consolidated results.

        The following summarizes the carrying amounts and classification of Arana's assets and liabilities included in our consolidated balance sheet as of May 27, 2009:

Cash and cash equivalents	$9,606
Short term investments	122,817
Accounts receivable	6,766
Other current assets	2,807
Property and equipment, net	7,465
Intangible assets	125,009
Accounts payable	2,551
Accrued expenses	3,080
Other liabilities	4,258
Deferred tax liabilities	12,043
Noncontrolling interest	104,730

        The total purchase price consideration as measured in accordance with purchase accounting requirements was A$311.2 million based on the fair value of the Arana stock on May 27, 2009. The fair value of Arana's net assets on that date was A$324.1 million, which resulted in a gain of A$12.8 million (or $10.0 million) recognized in other income (expense), net. This gain is primarily the difference between the 90% Premium payment actually made and the assessed probability of making the 90% Premium payment at the acquisition date. The actual price paid for all of Arana's outstanding stock including the 90% Premium was A$322.7 million.

        There is no goodwill recognized or deductible for tax purposes. The book value of the accounts receivable approximates their fair value and gross contractual value.

        The following unaudited pro forma information presents results as if the acquisition occurred at the beginning of each annual reporting period presented:

	Year ended December 31,
	2009	2008
Revenues	$2,200,870	$2,006,185
Net income attributable to Cephalon, Inc.	335,684	186,790
Basic income per common share attributable to Cephalon, Inc.	4.64	2.75
Diluted income per common share attributable to Cephalon, Inc.	4.32	2.45

        We entered into foreign exchange forward contracts and a foreign exchange option contract related to our Arana transaction to protect against fluctuations between the Australian Dollar and the U.S. Dollar, up to a value of $144.2 million. Changes in the value of these contracts were recognized within net income. All foreign exchange contracts were settled during the second quarter of 2009. Other

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2. ACQUISITIONS AND TRANSACTIONS (Continued)

income (expense), net includes $19.0 million of gains on these foreign exchange contracts for the nine months ended December 31, 2009.

  Ception Therapeutics, Inc.

        In January 2009, we entered into an option agreement (the "Ception Option Agreement") with Ception Therapeutics, Inc. ("Ception"). Under the terms of the Ception Option Agreement, we have the irrevocable option (the "Ception Option") to purchase all of the outstanding capital stock on a fully diluted basis of Ception at any time on or prior to the expiration of the Ception Option Period (as defined below). As consideration for the Ception Option, we paid $50.0 million to Ception and paid Ception stockholders an aggregate of $50.0 million. We also agreed to provide up to $25.0 million of financing to Ception during the Ception Option Period. As of December 31, 2009, we have advanced $11.0 million to Ception under the financing agreement. As of the date of this filing, in 2010, we advanced an additional $14.0 million to Ception under the financing agreement. We are not obligated to provide additional financing to Ception. Based on an agreement we entered into with Ception in January 2010 to amend the Ception Option Agreement, we, in our sole discretion, may exercise the Ception Option by providing written notice to Ception at any time during the period (the "Ception Option Period") from January 13, 2009 to and including the date that is (a) 15 business days after the later of (i) the receipt by Cephalon of the final study report for Ception's Phase IIb/III clinical trial for CINQUIL as a treatment for pediatric eosinophilic esophagitis (the "EE Study") or (ii) the receipt by Cephalon of the top-line data from Ception's Phase II study for CINQUIL as a treatment for eosonophilic asthma (the "EA Study") or (b) such earlier date on which Cephalon terminates the Ception Option Agreement pursuant to its terms. We received the EE Study final report in January 2010 and anticipate receiving the EA Study top-line data in the first quarter of 2010. If we exercise the Ception Option, we have agreed to pay a total of $250.0 million less any third party debt payable by Ception in exchange for all the outstanding capital stock of Ception on a fully-diluted basis. Ception stockholders also could receive (i) additional payments related to clinical and regulatory milestones and (ii) royalties related to net sales of products developed from Ception's program to discover small molecule, orally-active, anti-TNF (tumor necrosis factor) receptor agents.

        In November 2009, we, together with Ception, announced top-line results from a Phase IIb/III clinical trial for CINQUIL as a treatment for pediatric eosinophilic esophagitis ("EoE"). Based on these results, we reduced our estimate of future cash flows from an EoE indication for CINQUIL and recognized an impairment charge to reduce the associated intangible asset carrying value to its revised estimated fair value. See Note 11 herein.

        We have determined that, because of our rights under the Ception Option Agreement, effective on January 13, 2009, Ception is a variable interest entity for which we are the primary beneficiary. As a result, as of January 13, 2009 we have included the financial condition and results of operations of Ception in our consolidated financial statements. However, we do not have an equity interest in Ception and, therefore, we have allocated the Ception losses to noncontrolling interest in the consolidated statement of operations. If the Ception Option expires unexercised, we will deconsolidate Ception and recognize a loss of $100.0 million, equal to our investment in Ception. We will also need to assess Ception's ability to repay loan amounts advanced under the financing agreement. Ception did not have a material impact on our revenues or earnings attributable to our Cephalon shareholders for

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2. ACQUISITIONS AND TRANSACTIONS (Continued)

the period ended December 31, 2009 or on a pro forma basis for the periods ended December 31, 2009 and 2008. Ception is included in our U. S. operating segment.

        The following summarizes the carrying amounts and classification of Ception's assets and liabilities included in our consolidated balance sheet as of January 13, 2009 and December 31, 2009:

	January 13, 2009	December 31, 2009
Cash and cash equivalents	$52,563	$52,500
Other current assets	25,225	193
Property and equipment, net	320	348
Goodwill	121,918	121,918
Intangible assets	374,400	199,400
Debt issuance costs	16	—
Other assets	10	10
Current portion of long-term debt, net	4,725	3,763
Accounts payable	2,715	4,064
Accrued expenses	8,326	5,526
Long-term debt	3,394	—
Deferred tax liabilities	148,792	61,911
Noncontrolling interest	306,500	188,105

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

        Although Ception is included in our consolidated financial statements, our interest in Ception's assets is limited to that accorded to us in the agreements with Ception as described above. For example, Ception's cash and cash equivalents balance includes $50.0 million of Ception Option Agreement proceeds; Ception has retained the right to distribute those cash proceeds to its current stockholders. Ception's creditors have no recourse to the general credit of Cephalon.

  Acusphere, Inc.

        In November 2008, we entered into a license and convertible note transaction with Acusphere, Inc. ("Acusphere"). In connection with the transaction, we received an exclusive worldwide license from Acusphere to all of its intellectual property relating to the development and marketing of celecoxib for all current and future indications. Under the license, we paid Acusphere an upfront fee of $5.0 million and agreed to make a $15.0 million milestone payment, as well as royalties on net sales. In addition, we purchased a $15.0 million senior secured three-year convertible note (the "Acusphere Note") from Acusphere, secured by substantially all the assets of Acusphere. Separately, in March 2008, we purchased license rights for Acusphere's Hydrophobic Drug Delivery Systems (HDDS™) technology for use in oncology therapeutics for $10 million.

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

        We had previously determined that based on the rights afforded to us under the Acusphere Note, effective on November 3, 2008 Acusphere was a variable interest entity for which we were the primary beneficiary and began including Acusphere in our consolidated financial statements. Effective with the termination of the Acusphere Note, we are no longer considered the primary beneficiary and deconsolidated Acusphere, resulting in a $9.4 million charge to acquired in-process research and development as a result of the elimination of the royalty and milestone payments associated with the celecoxib license agreement.

        Effective January 1, 2009 through the deconsolidation of Acusphere on June 24, 2009, we attributed Acusphere's losses to the noncontrolling interest, which increased net income attributable to Cephalon, Inc. by $10.6 million during the year ended December 31, 2009.

  SymBio Pharmaceuticals Limited

        In March 2009, we paid $0.8 million to exercise our option pursuant to the Option and Exclusivity Agreement with SymBio Pharmaceuticals Limited ("SymBio"), granting Cephalon an exclusive sublicense to bendamustine hydrochloride in China and Hong Kong and acquired $9.1 million of SymBio common stock. In November 2009, we participated in an additional equity offering by SymBio and acquired $2.2 million of SymBio shares. We also re-valued our existing holdings in SymBio to the per share price in their November 2009 equity offering and recognized a $7.1 million impairment charge. Our investment in SymBio is recorded as a cost basis investment. As of December 31, 2009, we owned 14.8% of SymBio's outstanding common stock.

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

  Co-Promotion Agreement with Takeda

        With respect to the marketing of PROVIGIL in the United States, on August 29, 2008, we terminated our co-promotion agreement with Takeda Pharmaceuticals North America, Inc. ("TPNA") effective November 1, 2008. As a result of the termination, we are required under the agreement to

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2. ACQUISITIONS AND TRANSACTIONS (Continued)

make payments to TPNA during the three years following the termination of the agreement (the "Sunset Payments"). The Sunset Payments were calculated based on a percentage of royalties to TPNA during the final twelve months of the agreement. During 2008, we recorded an accrual of $28.2 million representing the present value of the Sunset Payments due to TPNA. Payment of this accrual will occur over the three year period ending December 10, 2011.

  LUPUZOR License

        In November 2008, we entered into an option agreement (the "ImmuPharma Option Agreement") with ImmuPharma PLC ("ImmuPharma") providing us with an option to obtain an exclusive, worldwide license to the investigational medication LUPUZOR™ for the treatment of systemic lupus erythematosus. Under the terms of the ImmuPharma Option Agreement, we paid ImmuPharma a $15.0 million upfront option payment upon execution, which was expensed as in-process research and development in the Consolidated Statement of Operations. On January 30, 2009, we exercised the option and entered into a Development and Commercialization Agreement with ImmuPharma based on a review of interim results of a Phase IIb study for LUPUZOR. In February 2009, we paid $30.0 million in exchange for the exclusive, worldwide license rights to LUPUZORTM and expensed this amount as IPR&D.

3. RESTRUCTURING

  2009 restructuring

        In October 2009, we began to restructure our discovery research organization to focus on our pipeline opportunities, primarily in oncology, inflammatory diseases and pain, with an emphasis on our biologic opportunities, wind down our internal research efforts in CNS and reduce our overall cost structure. As part of this restructuring, we have recently announced worldwide restructuring efforts. Beginning in 2009 and continuing in 2010, we expect to eliminate approximately 89 jobs worldwide through a combination of voluntary resignations and terminations. As of December 31, 2009, 7 positions have been eliminated. The total estimated pre-tax costs of these restructuring efforts are $9.6 million. Total estimated charges and spending related to worldwide restructuring efforts recognized in the consolidated statement of operations and included primarily in the United States segment are as follows:

Year ended December 31, 2009
Restructuring reserves, beginning of period	$—
Severance costs	8,830
Payments	(968)

Restructuring reserves, end of period	$7,862

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

3. RESTRUCTURING (Continued)

  CIMA restructuring

        On January 15, 2008, we announced a restructuring plan under which we intend to (i) transition manufacturing activities at our CIMA LABS INC. ("CIMA") facility in Eden Prairie, Minnesota, to our recently expanded manufacturing facility in Salt Lake City, Utah, and (ii) consolidate at CIMA's Brooklyn Park, Minnesota, facility certain drug delivery research and development activities performed in Salt Lake City. The phased transition of manufacturing activities and the closure of the Eden Prairie facility are expected to be completed in 2011. The consolidation of drug delivery research and development activities at Brooklyn Park was completed in 2008. The plan is intended to increase efficiencies in manufacturing and research and development activities, reduce our cost structure and enhance competitiveness.

        As a result of this plan, we will incur certain costs associated with exit or disposal activities. As part of the plan, we estimate that approximately 90 jobs will be eliminated in total, with approximately 175 net jobs eliminated at CIMA and approximately 85 net jobs added in Salt Lake City.

        The total estimated pre-tax costs of the plan are as follows:

Severance costs	$14 - 16 million
Manufacturing and personnel transfer costs	7 - 8 million

Total	$21 - 24 million

        The estimated pre-tax costs of the plan are being recognized between 2008 and 2011 and are included in the United States segment. Through December 31, 2009, we have incurred a total of $13.4 million related to the restructuring plan. In addition to the costs described above, we recognized pre-tax, non-cash accelerated depreciation of plant and equipment at the Eden Prairie facility, which we expect to total approximately $18.0 million to $20.0 million. Through December 31, 2009, we have incurred a total of $13.8 million in accelerated depreciation charges.

        Total charges and spending related to the restructuring plan recognized in the consolidated statement of operations and included in the United States segment are as follows:

	Year ended December 31,
	2009	2008
Restructuring reserves, beginning of period	$3,733	$—
Severance costs	3,417	6,877
Manufacturing and personnel transfer costs	1,578	1,538
Payments	(1,645)	(4,682)

Restructuring reserves, end of period	$7,083	$3,733

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

4. ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSE

        In 2009, we recognized acquired in-process research and development expense of:

  •
  $9.4 million in exchange for the elimination of the $15.0 million milestone and royalty payments associated with the celecoxib license agreement and Acusphere patent rights relating to its HDDS technology. See Note 2 herein;

  •
  $30.0 million in exchange for the exclusive, worldwide license rights to LUPUZORTM, acquired from ImmuPharma;

  •
  $0.8 million in exchange for exclusive sublicense rights to bendamustine hydrochloride in China and Hong Kong, acquired from SymBio; and

  •
  $6.0 million in exchange for license rights to certain of XOMA Ltd.'s proprietary antibody library materials.

        In 2008, we recognized acquired in-process research and development expense of:

  •
  $10.0 million related to our purchased of license rights for Acusphere's HDDS technology for use in oncology therapeutics;

  •
  $15.0 million related to LUPUZOR option rights; and

  •
  $17.0 million in connection with the initial consolidation of Acusphere, a variable interest entity for which we are the primary beneficiary.

5. OTHER INCOME (EXPENSE)

        Other income (expense), net consisted of the following:

	Year ended, December 31
	2009	2008	2007
Gains on foreign exchange derivative instruments	$19,022	$—	$—
Arana dividend income	1,567	—	—
Loss on Arana contingent consideration (90% ownership incentive payment)	(2,773)	—	—
Gain on excess of Arana net assets over consideration	10,008	—	—
Gain on pre-bid Arana holding	6,596	—	—
Foreign exchange gains	6,095	7,880	7,653

Other income (expense), net	$40,515	$7,880	$7,653

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

6. ACCUMULATED OTHER COMPREHENSIVE INCOME

        The components of accumulated other comprehensive income, all of which apply to Cephalon, Inc., as of December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Foreign currency translation gains	$112,159	$41,989	$147,031
Prior service gains and losses on retirement-related plans	2,035	1,641	1,664
Change in unrealized investment gains and losses	—	—	8

Accumulated other comprehensive income	$114,194	$43,630	$148,703

        Our noncontrolling interests do not have any accumulated other comprehensive income balances.

7. RECEIVABLES, NET

        At December 31, receivables, net consisted of the following:

	2009	2008
Trade receivables	$350,173	$342,904
Other receivables	32,631	81,476

	382,804	424,380
Less reserve for sales discounts and allowances	(6,728)	(14,800)

	$376,076	$409,580

        Trade receivables are recorded at the invoiced amount and do not bear interest. In 2009 and 2008, other receivable includes income taxes receivable of $16.0 million and $71.9 million, respectively. Our allowance for doubtful accounts is our best estimate of probable credit losses in our existing accounts receivable. We determine the allowance based on a percentage of trade receivables past due, specific customer issues, and a reserve related to our specific historical write-off experience and general industry experience. We review and adjust our allowance for doubtful accounts quarterly. Receivable balances or specific customer issues are written off against the allowance when we feel that it is probable that the receivable amount will not be recovered. Certain European receivable balances with government operated hospitals are over 90 days past due but we believe are collectible and are therefore, not reserved. In the past, our historical write-off experience has not been significant. We do not have any off-balance sheet credit exposure related to our customers.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

8. INVENTORY, NET

        At December 31, inventory, net consisted of the following:

	2009	2008
Raw materials	$27,105	$27,555
Work-in-process	144,145	35,501
Finished goods	69,326	54,241

Total inventory, net	$240,576	$117,297

Inventory, net included in other non-current assets	$—	$111,598

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

        In June 2007, we secured final FDA approval of NUVIGIL. Prior to the commercial launch of NUVIGIL, we included net NUVIGIL inventory balances in other non-current assets. We launched NUVIGIL commercially on June 1, 2009 and reclassified our NUVIGIL inventory balances to current inventory at that time. At December 31, 2008, we included NUVIGIL inventory balances of $111.6 million in other non-current assets, rather than inventory.

        Over the past few years, we have been developing a manufacturing process for the active pharmaceutical ingredient in NUVIGIL that is more cost effective than our prior process of separating modafinil into armodafinil. As a result of our plan to manufacture armodafinil in the future using this new process coupled the launch of NUVIGIL in 2009, we assessed the potential impact of these items on certain of our existing agreements to purchase modafinil and, during the third quarter of 2008, we recorded a reserve of $26.0 million for purchase commitments for modafinil raw materials not expected to be utilized as a charge to cost of sales. We reassessed our future modafinil needs during the second quarter of 2009, in association with the accelerated launch of NUVIGIL, and increased the reserve by $3.0 million, to $29.0 million. During the third quarter of 2009, we entered into an agreement with one of our modafinil suppliers, paying $13.5 million in exchange for a $23.0 million reduction in our existing purchase commitments with this supplier, which resulted in a $9.5 million gain recorded in cost of sales. During the fourth quarter of 2009, we reassessed our future modafinil needs as well as our commitments and increased the reserve by $3.0 million. As of December 31, 2009, our aggregate future purchase commitments remaining total $15.9 million and our reserve balance for excess purchase commitments is $9.0 million.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

9. PROPERTY AND EQUIPMENT, NET

        At December 31, property and equipment, net consisted of the following:

	Estimated Useful Lives	2009	2008
Land and improvements	—	$8,873	$8,783
Buildings and improvements	3 - 40 years	331,879	316,740
Laboratory, machinery and other equipment	3 - 30 years	271,575	270,881
Computer software	3 - 5 years	95,390	76,552
Construction in progress	—	35,273	51,223

		742,990	724,179
Less accumulated depreciation and amortization		(291,111)	(256,730)

		$451,879	$467,449

        Depreciation and amortization expense related to property and equipment, excluding depreciation related to assets used in the production of inventory, was $52.9 million, $54.3 million and $33.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. $43.7 million and $50.5 million of capitalized computer software costs included in property and equipment, net, at December 31, 2009 and 2008, respectively. Depreciation and amortization expense related to capitalized software costs was $17.7 million, $15.6 million and $11.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. We had $7.8 million and $9.0 million of capitalized software costs included in construction in progress at December 31, 2009 and 2008, respectively.

        During 2008, we determined that the carrying value of Acusphere's long-lived assets exceeded the expected cash flows from the use of its assets. Accordingly, we reduced the property and equipment carrying values to their estimated fair value based on prices for similar assets and recognized a $9.3 million impairment charge.

        During 2008, we incurred a $17.2 million loss on sale of the product manufacturing equipment and other capital improvements relating to our termination agreement with Alkermes, Inc. related to VIVITROL. See Note 11 for additional details.

        During 2008, our subsidiary Cephalon France SAS informed the French Works Councils of its intention to search for a potential acquiror of the manufacturing facility at Mitry-Mory, France. We are considering the proposed divestiture due to a reduction of manufacturing activities at the Mitry-Mory manufacturing site. The proposed divestiture is subject to completion of a formal consultation process with the French Works Councils and employees representatives. As a result of this decision, we reevaluated the remaining carrying value and useful life of the Mitry-Mory assets and reduced the estimated useful life to approximately two years. During the years ended December 31, 2009 and 2008, we have recorded pre-tax, non-cash charges associated with accelerated depreciation of plant and equipment of $13.5 million and $6.0 million, respectively, related to the proposed divestiture based on the new estimated useful life. As of December 31, 2009, we had $19.4 million of net property and equipment related to the Mitry-Mory facility included on our balance sheet.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

10. GOODWILL

        Goodwill consisted of the following:

	United States	Europe	Total
December 31, 2007	$266,393	$210,122	$476,515
Release of pre-acquisition tax reserves and valuation allowance	(4,593)	3,754	(839)
Foreign currency translation adjustment	—	(30,344)	(30,344)
Other	82,510	(82,510)	—

December 31, 2008	344,310	101,022	445,332
Foreign currency translation adjustment	—	2,643	2,643
Increase due to acquisitions, including VIE's	142,309	—	142,309

December 31, 2009	$486,619	$103,665	$590,284

        We completed our annual test of impairment of goodwill as of July 1, 2009 and concluded that goodwill was not impaired.

11. INTANGIBLE ASSETS, NET AND OTHER ASSETS

        At December 31, intangible assets, net consisted of the following:

		December 31, 2009			December 31, 2008
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Modafinil developed technology	15 years	$99,000	$52,800	$46,200	$99,000	$46,200	$52,800
DURASOLV technology	14 years	70,000	26,174	43,826	70,000	21,304	48,696
ACTIQ marketing rights	10 - 12 years	83,454	61,091	22,363	83,454	53,637	29,817
GABITRIL product rights	9 - 15 years	107,206	69,126	38,080	107,148	61,848	45,300
TRISENOX product rights	8 - 13 years	112,455	40,172	72,283	111,945	31,022	80,923
AMRIX product rights	18 years	99,303	22,027	77,276	99,332	16,932	82,400
MYOCET trademark	20 years	170,059	34,013	136,046	143,077	21,462	121,615
CINQUIL product rights	Indefinite	199,400	—	199,400	—	—	—
TNF inhibitor product rights	Indefinite	141,806	—	141,806	—	—	—
Arana platform technology	20 years	26,301	767	25,534	—	—	—
Arana royalty agreements	1 year	22,203	10,361	11,842	—	—	—
VOGALENE trademark	10 years	53,324	—	53,324	—	—	—
Other product rights	5 - 20 years	300,606	186,729	113,877	289,337	143,556	145,781

		$1,485,117	$503,260	$981,857	$1,003,293	$395,961	$607,332

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

11. INTANGIBLE ASSETS, NET AND OTHER ASSETS (Continued)

        Intangible assets are amortized over their estimated useful economic life using the straight line method. Amortization expense was $97.5 million, $100.7 million, and $90.5 million for the years ended December 31, 2009, 2008, and 2007, respectively.

        In June 2008, the U.S. Patent and Trademark Office issued a pharmaceutical formulation patent for AMRIX; this patent expires in February 2025. As a result of this issuance, in June 2008, we increased the estimated useful life of the AMRIX product rights from 5 to 18 years.

        Estimated amortization expense of intangible assets currently being amortized for each of the next five years is $96.9 million in 2010, $77.6 million in 2011, $67.9 million in 2012, $57.6 million in 2013 and $57.2 million in 2014. For further discussion of the status of the re-examination of our DURASOLV patents, see Note 16 herein.

  Impairment Charges

        In 2009, we recognized a $182.1 million impairment charge to reduce the CINQUIL intangible by $175.0 million and our investment in SymBio by $7.1 million. The CINQUIL intangible with a carrying amount of $374.4 million was written down to its revised fair value of $199.4 million as a result of reducing our estimate of future cash flows from an EoE indication for CINQUIL based on the results from a Phase IIb/III clinical trial obtained in November 2009. In estimating future cash flows for CINQUIL, some of the more significant judgments included the expected development costs, net product profitability and probability and timing of regulatory approval. The investment in SymBio with a carrying value of $16.3 million was written down to the per share price in their November 2009 equity offering.

        The fair values utilized consisted of the following:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
CINQUIL product rights	$199,400	$—	$—	$199,400	$(175,000)
Investment in SymBio	9,255	—	9,255	—	(7,080)

Total	$208,655	$—	$9,255	$199,400	$(182,080)

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

11. INTANGIBLE ASSETS, NET AND OTHER ASSETS (Continued)

segment, which have been classified as a loss on sale of equipment and an impairment charge within our statement of operations, respectively. These pretax charges have been recognized in the fourth quarter 2008.

12. ACCRUED EXPENSES

        At December 31, accrued expenses consisted of the following:

	2009	2008
Accrued compensation and benefits	$63,013	$51,383
Accrued contractual sales allowances	92,287	76,769
Accrued product sales returns allowances	66,033	36,423
Accrued sales and marketing costs	30,971	32,721
Accrued license fees and royalties	32,817	25,015
Accrued income taxes	54,077	13,933
Accrued clinical trial fees	9,812	7,973
Accrued research and development	1,935	2,140
Other accrued expenses	79,264	58,058

	$430,209	$304,415

13. LONG-TERM DEBT

        At December 31, long-term debt consisted of the following:

	2009	As adjusted 2008*
2.0% convertible senior subordinated notes due June 1, 2015	$820,000	$820,000
Debt discount on 2.0% convertible senior subordinated notes due June 1, 2015	(201,536)	(230,614)
2.5% convertible senior subordinated notes due May 1, 2014	500,000	—
Debt discount on 2.5% convertible senior subordinated notes due May 1, 2014	(137,907)	—
Zero Coupon convertible subordinated notes first putable June 2010	199,968	199,888
Debt discount on Zero Coupon convertible subordinated notes first putable June 2010	(5,771)	(17,789)
Mortgage and building improvement loans	336	1,288
Capital lease obligations	3,065	2,229
Acusphere, Inc. obligations	—	8,896
Ception Therapeutics, Inc. obligations	3,763	—
Other	703	1,412

Total debt	1,182,621	785,310
Less current portion	(818,925)	(781,618)

Total long-term debt	$363,696	$3,692

*
As adjusted in accordance with the transition provisions of accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

13. LONG-TERM DEBT (Continued)

        At December 31, 2009, we have included $3.8 million of short-term debt related to Ception, a variable interest entity for which we are the primary beneficiary. Ception's liabilities represent contractual obligations of Ception for general corporate purposes. Ception's creditors have no recourse to the general credit of Cephalon.

        Aggregate maturities of long-term debt at December 31, 2009 are as follows:

2010	$1,026,232
2011	1,371
2012	232
2013	—
2014	500,000
2014 and thereafter	—

$1,527,835
Debt discount	(345,214)

$1,182,621

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

  Convertible Notes

        As of January 1, 2009, we adopted the transition provisions of accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), which required that the liability and equity components of the convertible debt be recorded separately. The liability component is computed based on the fair value of a similar liability that does not include the conversion option. The equity component is computed based on the total debt proceeds less the fair value of the liability component. The equity component (debt discount) and debt issuance costs are amortized as interest expense over the expected term of the debt facility. We adopted the transition provisions on a retrospective basis for all prior periods presented.

        The liability component of our convertible notes will be classified as current liabilities and presented in current portion of long-term debt and the equity component of our convertible debt will be considered a redeemable security and presented as redeemable equity on our consolidated balance sheet if our debt is considered current at the balance sheet date. At December 31, 2009, our stock

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

13. LONG-TERM DEBT (Continued)

price was $62.42, and, therefore, the 2.0% Notes are considered to be current liabilities based on conversion price and are presented in current portion of long-term debt on our consolidated balance sheet. At December 31, 2009, the 2010 Zero Coupon Notes are presented in current portion of long-term debt based on maturity date. At December 31, 2008, our stock price was $77.04, and, therefore, all of our convertible notes issued as of that date are presented in the current portion of long-term debt on our consolidated balance sheet.

        For the years ended December 31, 2009, 2008 and 2007, changes in the value of redeemable equity, which were recognized in Cephalon stockholders' equity under additional paid-in capital, were $41.1 million, $44.1 million and $29.7 million, respectively.

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

  2.5% Convertible Senior Subordinated Notes

        In May 2009, we issued through a public offering $500.0 million aggregate principal amount of 2.5% convertible senior subordinated notes due May 1, 2014 (the "2.5% Notes"), all of which remain outstanding as of December 31, 2009. Interest on the 2.5% Notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 2009.

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

13. LONG-TERM DEBT (Continued)

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

        Each $1,000 principal amount of 2.5% Notes is convertible into cash and, under certain circumstances, shares of our common stock, based on an amount (the "Daily Conversion Value"), calculated for each of the 25 trading days beginning on and including the third trading day after the conversion date (the "Conversion Period"). The Daily Conversion Value for each trading day during the Conversion Period for each $1,000 aggregate principal amount of 2.5% Notes is equal to one-twenty-fifth (1/25th) of the product of the then applicable conversion rate multiplied by the volume weighted average price of our common stock on that day.

        For each $1,000 aggregate principal amount of 2.5% Notes surrendered for conversion, we will deliver to holders of the 2.5% Notes, on the third business day following the end of the Conversion Period, the aggregate of the following for each trading day during the related conversion period:

  (1)
  cash equal to the lesser of (a) $40.00 and (b) the Daily Conversion Value for such day; and

  (2)
  to the extent the Daily Conversion Value for such day exceeds $40.00, a number of shares of our common stock equal to (a) the difference between the Daily Conversion Value and $40.00, divided by (b) the volume weighted average price of our common stock on that day.

        If the 2.5% Notes are converted in connection with certain fundamental changes that occur prior to maturity of the 2.5% Notes, we may also be obligated to pay an additional (or "make whole") premium with respect to the 2.5% Notes so converted. In addition, if certain fundamental changes occur with respect to Cephalon, holders of the 2.5% Notes will have the option to require us to purchase for cash all or a portion of the 2.5% Notes at a purchase price equal to 100% of the principal amount of the 2.5% Notes plus accrued and unpaid interest.

        Transaction costs of $15.5 million related to the issuance of the 2.5% Notes are allocated to the liability and equity components in proportion to the allocation of the proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. Transaction costs of $10.7 million have been capitalized as debt issuance costs and are being amortized through May 1, 2014.

  Convertible Note Hedge Agreement

        Concurrent with the offering of the 2.5% Notes in May 2009, we purchased a convertible note hedge from Deutsche Bank AG ("DB") at a cost of $121.0 million. The convertible note hedge must be net share settled. Under the convertible note hedge, if the market price per share of our common stock is between $69.00 and $100.00 per share, DB will deliver to us the number of shares of the Company's common stock that the Company is obligated to deliver to the holders of the 2.5% Notes with respect to the conversion, with cash in lieu of any fractional shares. We recorded the convertible

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

13. LONG-TERM DEBT (Continued)

note hedge in additional paid-in capital, and will not recognize subsequent changes in fair value. We also recognized a deferred tax asset of $46.2 million for the effect of the future tax benefits related to the convertible note hedge.

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

  2.0% Convertible Senior Subordinated Notes

        In June and July 2005, we issued through a public offering $920 million of 2.0% Notes, of which $820 million remains outstanding as of December 31, 2009. Interest on the 2.0% Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2005.

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

13. LONG-TERM DEBT (Continued)

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

  Convertible Note Hedge Agreement

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

  Warrant Agreements

        Concurrent with the sale of the 2.0% Notes, we sold to DB warrants to purchase an aggregate of 19,700,214 shares of our common stock and received net proceeds from the sale of these warrants of $217.1 million. The warrants have a strike price of $67.92. The warrants are exercisable only on the respective expiration dates (European style). We issued and sold the warrants to DB in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, because the offer and sale did not involve a public offering. There were no underwriting commissions or discounts in connection with the sale of the warrants. We recorded the warrants in additional paid-in capital, and

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

13. LONG-TERM DEBT (Continued)

will not recognize subsequent changes in fair value. There are 17,558,887 warrants outstanding as of December 31, 2009.

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

        In November 2004, we commenced an offer to exchange our 2008 Notes and our 2010 Notes for any and all of our outstanding Old 2008 Notes and Old 2010 Notes. Upon expiration of the exchange offer, we issued $374.7 million principal amount at maturity of 2008 Notes in exchange for a like principal amount at maturity of our outstanding Old 2008 Notes and $374.9 million principal amount at maturity of 2010 Notes in exchange for a like principal amount at maturity of our outstanding Old 2010 Notes. Following our exchange of convertible debt for cash and stock in December 2006, there remains outstanding as of December 31, 2009, $199.5 million aggregate principal amount of the 2010 Notes.

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

13. LONG-TERM DEBT (Continued)

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

13. LONG-TERM DEBT (Continued)

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

  Convertible Note Hedge Agreement

        Concurrent with the private placement of the Old Notes, we purchased a convertible note hedge from Credit Suisse First Boston International ("CSFBI") at a cost of $258.6 million. In connection with our exchange of Old Notes for Zero Coupon Notes, we amended the convertible note hedge to reflect the mandatory net share settlement feature of the Zero Coupon Notes. The convertible note hedge must be settled using net shares. Under the convertible note hedge, CSFBI will deliver to us the aggregate number of shares we are required to deliver to a holder of Zero Coupon Notes that presents such Zero Coupon Notes for conversion. We recorded the convertible note hedge in additional paid-in capital as of June 30, 2003, and do not recognize subsequent changes in fair value. We also recognized a deferred tax asset of $90.5 million in the second quarter of 2003 for the effect of the future tax benefits related to the convertible note hedge.

  Warrant Agreement

        Concurrent with the private placement of the Old Notes, we also sold to CSFBI warrants to purchase an aggregate of 12,939,689 shares of our common stock and received net proceeds from the sale of $178.3 million. Following the December 2006 amendment of the warrant agreements, the expiration of the warrants associated with the 2008 Notes, and conversions of the 2010 Notes that occur from time to time, there remain outstanding warrants to purchase 3,532,035 shares of our common stock. At our option, the warrants may be settled in either net cash or net shares. The warrants have a strike price of $72.08. The 3,531,840 warrants outstanding as of December 31, 2009 are associated with the 2010 Notes and expire on June 15, 2010. The warrants are exercisable only on the respective expiration dates (European style) or upon the conversion of the notes, if earlier. We recorded the warrants in additional paid-in capital as of June 30, 2003, and do not recognize subsequent changes in fair value.

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

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

13. LONG-TERM DEBT (Continued)

  Building Improvement Loans

        In November 2002, in connection with our planned relocation to a new corporate headquarters, the PIDA board authorized the forgiveness of the outstanding principal balance of $5.3 million due on a loan granted by PIDA in 1995, contingent upon the commencement of construction of a new headquarters facility in the Commonwealth of Pennsylvania no later than June 30, 2004 and our creation of a specified number of new jobs in the Commonwealth. At its meeting held June 8, 2004, the PIDA board approved the extension of the construction deadline until December 31, 2005, subject to the requirement that, effective July 1, 2004, we must commence payment of interest only on the original loan. In January 2006, the PIDA board voted to extend the deadline to December 31, 2007 for the job creation obligations, and eliminated the requirement to commence construction of a new headquarters facility by December 31, 2005. At a meeting held in September 2007, the PIDA board determined to forgive the outstanding principal balance of the loan. As such, we recognized a $5.3 million gain on extinguishment of debt in 2007.

14. STOCKHOLDERS' EQUITY

  Equity Compensation Plans

        We have established equity compensation plans for our employees, directors and certain other individuals. The Stock Option and Compensation Committee of our Board of Directors approves all grants and the terms of such grants, subject to ratification by the Board of Directors. We may grant non-qualified stock options under the Cephalon, Inc. 2004 Equity Compensation Plan (the "2004 Plan") and the Cephalon, Inc. 2000 Equity Compensation Plan (the "2000 Plan"), and also may grant incentive stock options and restricted stock units under the 2004 Plan. Stock options and restricted stock units generally become exercisable or vest ratably over four years from the grant date, and stock options must be exercised within ten years of the grant date. There are currently 15.0 million and 4.3 million shares authorized for issuance under the 2004 Plan and the 2000 Plan, respectively. At December 31, 2009, the shares available for future grants of stock options or restricted stock units were 690,707 of which up to 189,200 may be issued as restricted stock units.

        Total stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 31:

	2009	2008	2007
Stock option expense	$28,480	$26,018	$29,945
Restricted stock unit expense	21,930	17,956	16,750

Total stock-based compensation expense*	$50,410	$43,974	$46,695

Total stock-based compensation expense after-tax	$32,630	$28,583	$29,558

*
Beginning with the second half of 2008, total stock-based compensation is allocated 4% to cost of sales, 38% to research and development and 58% to selling, general and administrative expenses based on the employees' compensation allocation between these line items. From 2007 through the first half of 2008, total stock-based compensation

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

14. STOCKHOLDERS' EQUITY (Continued)

  expense was recognized equally between research and development and selling, general and administrative expenses based on the employees' compensation allocation between these line items.

        The cumulative pool of windfall tax benefits was $50.0 million and $48.0 million as of December 31, 2009 and 2008, respectively.

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

	2009	2008	2007
Stock option expected forfeiture rate	13.6%	13.9%	12.7%
Restricted stock unit expected forfeiture rate	15.2%	16.5%	14.4%

        We will record additional expense if the actual pre-vesting forfeiture rate is lower than we estimated and will record a recovery of prior expense if the actual forfeitures are higher than our estimate.

        Beginning with our December 2007 stock option grant, our expected term of stock options granted was derived from our historical data as we have assumed that our historical stock option exercise experience is a relevant indicator of future exercise patterns. Prior to the December 2007 stock option grant, our expected term of stock options granted was derived from the average midpoint between vesting and the contractual term. Expected volatilities are based on a combination of implied volatilities from traded options on our stock and the historical volatility of our stock for the related vesting period. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent term. We have not paid dividends in the past and do not plan to pay any dividends in the foreseeable future.

        The fair value of each stock option grant at the grant date is calculated using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31:

	2009	2008	2007
Risk free interest rate	2.21%	2.16%	3.73%
Expected term (years)	5.61	5.62	5.64
Expected volatility	31.6%	35.6%	32.5%
Expected dividend yield	—%	—%	—%
Estimated fair value per stock option granted	$19.18	$26.75	$28.64

        The 2004 Plan was amended, following approval by Cephalon stockholders, as follows:

  •
  On May 17, 2007, to increase by 1,000,000 shares the total number of shares of common stock authorized for issuance, from 11,450,000 shares to 12,450,000 shares. This amendment also

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

14. STOCKHOLDERS' EQUITY (Continued)

    provides that no more than 400,000 shares of common stock may be issued pursuant to restricted stock unit awards granted after May 16, 2007.

  •
  On May 23, 2008, to increase by 1,500,000 shares the total number of shares of common stock authorized for issuance, from 12,450,000 shares to 13,950,000 shares. This amendment also provides that no more than 500,000 shares of common stock may be issued pursuant to restricted stock unit awards granted after May 22, 2008.

  •
  On May 12, 2009, to increase by 1,000,000 shares the total number of shares of common stock authorized for issuance from 13,950,000 shares to 14,950,000 shares. This amendment also provides that no more than 600,000 shares of common stock may be issued pursuant to restricted stock unit awards granted after May 12, 2009.

  Stock Options

        The following tables summarize the aggregate stock option activity for the years ended December 31:

	2009
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1,	6,643,115	$63.54
Granted	1,256,500	57.08
Exercised	(235,345)	43.39
Forfeited	(90,350)	72.36
Expired	(34,775)	68.71

Outstanding, December 31,	7,539,145	62.96	6.6	$—

Vested stock options at end of period	4,853,320	61.27	5.8	5,600

	2008
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1,	6,805,897	$59.70
Granted	1,215,900	72.63
Exercised	(957,865)	45.90
Forfeited	(293,263)	67.67
Expired	(127,554)	68.16

Outstanding, December 31,	6,643,115	63.54	7.0	$89,959

Vested stock options at end of period	4,167,815	58.61	5.0	77,049

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

14. STOCKHOLDERS' EQUITY (Continued)

	2007
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1,	7,694,298	$54.90
Granted	1,178,000	76.23
Exercised	(1,853,152)	50.70
Forfeited	(193,175)	57.87
Expired	(20,074)	48.90

Outstanding, December 31,	6,805,897	59.70	6.6	$87,496

Vested stock options at end of period	4,434,571	55.04	5.3	74,902

        As of December 31, 2009, there was $38.3 million of total unrecognized compensation cost related to outstanding stock options that is expected to be recognized over a weighted-average period of 1.6 years. For the years ended December 31, 2009, 2008 and 2007, we received net proceeds of $10.2 million, $44.0 million and $93.9 million, respectively, from the exercise of stock options.

        The intrinsic value of stock options exercised for the years ended December 31, 2009, 2008 and 2007 was $5.2 million, $26.2 million and $50.2 million, respectively. The estimated fair value of shares that vested for the years ended December 31, 2009, 2008 and 2007 was $27.9 million, $24.8 million and $35.6 million, respectively.

  Restricted Stock Units

        The following tables summarize the restricted stock unit's activity for the years ended December 31:

	2009
	Shares	Weighted Average Fair Value
Nonvested, January 1,	791,888	$72.08
Granted	411,000	56.08
Vested	(283,963)	69.14
Forfeited	(23,675)	72.55

Nonvested, December 31,	895,250	65.65

Intrinsic value as of December 31,	$55,882

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

14. STOCKHOLDERS' EQUITY (Continued)

	2008
	Shares	Weighted Average Fair Value
Nonvested, January 1,	747,050	$67.82
Granted	383,700	73.25
Vested	(253,837)	62.84
Forfeited	(85,025)	67.49

Nonvested, December 31,	791,888	72.08

Intrinsic value as of December 31,	$61,007

	2007
	Shares	Weighted Average Fair Value
Nonvested, January 1,	709,900	$59.49
Granted	324,850	76.11
Vested	(250,125)	55.92
Forfeited	(37,575)	61.30

Nonvested, December 31,	747,050	67.82

Intrinsic value as of December 31,	$53,608

        As of December 31, 2009, there was $36.2 million of total unrecognized compensation cost related to nonvested restricted stock units that is expected to be recognized over a weighted-average period of 1.6 years.

  Qualified Savings and Investment Plan

        We have a profit sharing plan pursuant to section 401(k) of the Internal Revenue Code. As of January 1, 2007, participants are permitted to contribute any whole percentage of their eligible annual pre-tax compensation up to established federal limits on aggregate participant contributions. Our discretionary matching contribution is made solely in cash on 100 percent of the employee elected salary deferral up to six percent of eligible compensation. For the years ended December 31, 2009, 2008, and 2007, we contributed $13.0 million, $12.3 million and $12.6 million to the plan, respectively.

  Pro forma Aggregate Conversions or Exercises

        At December 31, 2009, the conversion or exercise of all outstanding stock options and restricted stock units would increase the outstanding number of shares of common stock by 8.4 million shares, or 11%. The conversion of our convertible subordinated notes and warrants into shares of Cephalon common stock in accordance with their terms is dependent upon actual stock price at the time of conversion.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

14. STOCKHOLDERS' EQUITY (Continued)

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

15. EARNINGS PER SHARE ("EPS")

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

        The 2.5% Notes, 2.0% Notes and New Zero Coupon Notes each are considered to be Instrument C securities; therefore, these notes are included in the dilutive earnings per share calculation using the treasury stock method. Under the treasury stock method, we must calculate the number of shares issuable under the terms of these notes based on the average market price of the stock during the period (assuming the average market price is above the applicable conversion prices of the 2.5%, 2.0% and New Zero Coupon Notes), and include that number in the total diluted shares figure for the period.

        We have entered into convertible note hedge and warrant agreements that, in combination, have the economic effect of reducing the dilutive impact of the 2.0% Notes, 2.5% Notes and the 2010 Zero Coupon Notes. However, we are required to analyze separately the impact of the convertible note hedge and warrant agreements on diluted EPS. As a result, the purchases of the convertible note hedges are excluded because their impact will always be anti-dilutive. The impact of the warrants is computed using the treasury stock method. For example, using the treasury stock method, if the average price of our stock during the period ended December 31, 2009 had been $75.00, $85.00 or $95.00, the shares from the warrants to be included in diluted EPS would have been 1.8 million, 4.1 million and 5.9 million shares, respectively. The total number of shares that could potentially be included under the warrants is 28.3 million.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

15. EARNINGS PER SHARE ("EPS") (Continued)

        The number of shares included in the diluted EPS calculation for the convertible subordinated notes and warrants for the years ended December 31:

(In thousands, except per share data)	2009	2008	2007*
Average market price per share of Cephalon stock	$62.01	$69.42	$74.90
Shares included in diluted EPS calculation:
2.0% Notes	4,335	5,747	—
2.5% Notes	—	—	—
Zero Coupon Notes	314	813	—
Warrants related to 2.0% Notes	—	425	—
Warrants related to 2.5% Notes	—	—	—
Warrants related to Zero Coupon Notes	—	—	—
Other	1	4	—

Total	4,650	6,989	—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

15. EARNINGS PER SHARE ("EPS") (Continued)

        The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted income (loss) per common share for the years ended December 31:

(In thousands, except per share data)	2009	As Adjusted 2008*	As Adjusted 2007*
Basic income (loss) per common share computation:
Numerator:
Net income (loss) used for basic income (loss) per common share attributable to Cephalon, Inc.	$342,627	$192,962	$(226,429)

Denominator:
Weighted average shares used for basic income (loss) per common share attributable to Cephalon, Inc.	72,342	68,018	66,597
Basic income (loss) per common share attributable to Cephalon, Inc.	$4.74	$2.84	$(3.40)

Diluted income (loss) per common share computation:
Numerator:
Net income (loss) used for diluted income (loss) per common share attributable to Cephalon, Inc.	$342,627	$192,962	$(226,429)

Denominator:
Weighted average shares used for basic income (loss) per common share attributable to Cephalon, Inc.	72,342	68,018	66,597
Effect of dilutive securities:
Convertible subordinated notes and warrants	4,650	6,989	—
Employee stock options and restricted stock units	741	1,090	—

Weighted average shares used for diluted income (loss) per common share attributable to Cephalon, Inc.	77,733	76,097	66,597

Diluted income (loss) per common share attributable to Cephalon, Inc.	$4.41	$2.54	$(3.40)

*
As adjusted in accordance with the transition provisions of accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

15. EARNINGS PER SHARE ("EPS") (Continued)

        The following reconciliation shows the shares excluded from the calculation of diluted income (loss) per common share attributable to Cephalon, Inc. as the inclusion of such shares would be anti-dilutive for the years ended December 31:

(In thousands)	2009	2008	2007
Weighted average shares excluded:
Convertible subordinated notes and warrants	26,385	25,006	35,042
Employee stock options and restricted stock units	4,098	2,963	2,888

	30,483	27,969	37,930

16. COMMITMENTS AND CONTINGENCIES

  Leases

        We lease certain of our offices and automobiles under operating leases in the United States and Europe that expire at various times through 2022. Lease expense under all operating leases totaled $22.8 million, $22.6 million and $22.7 million in 2009, 2008, and 2007, respectively.

        Estimated lease expense for each of the next five years as of December 31, 2009 is as follows:

2010	$21,715
2011	19,078
2012	16,221
2013	11,745
2014	10,918
2015 and thereafter	22,329

$102,006

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

16. COMMITMENTS AND CONTINGENCIES (Continued)

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

  Legal Proceedings

  PROVIGIL Patent Litigation and Settlements

        In March 2003, we filed a patent infringement lawsuit against four companies—Teva Pharmaceuticals USA, Inc., Mylan Pharmaceuticals, Inc., Ranbaxy Laboratories Limited and Barr Laboratories, Inc.—based upon the abbreviated new drug applications ("ANDA") filed by each of these firms with the FDA seeking approval to market a generic form of modafinil. The lawsuit claimed infringement of our U.S. Patent No. RE37,516 (the "'516 Patent") which covers the pharmaceutical compositions and methods of treatment with the form of modafinil contained in PROVIGIL and which expires on April 6, 2015. We believe that these four companies were the first to file ANDAs with Paragraph IV certifications and thus are eligible for the 180-day period of marketing exclusivity provided by the provisions of the Federal Food, Drug and Cosmetic Act. In early 2005, we also filed a patent infringement lawsuit against Carlsbad Technology, Inc. ("Carlsbad") based upon the Paragraph IV ANDA related to modafinil that Carlsbad filed with the FDA.

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

        We also received rights to certain modafinil-related intellectual property developed by each party and in exchange for these rights, we agreed to make payments to Barr, Mylan, Ranbaxy and Teva

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

16. COMMITMENTS AND CONTINGENCIES (Continued)

collectively totaling up to $136.0 million, consisting of upfront payments, milestones and royalties on net sales of our modafinil products. In order to maintain an adequate supply of the active drug substance modafinil, we entered into agreements with three modafinil suppliers whereby we have agreed to purchase minimum amounts of modafinil through 2012, with aggregate remaining purchase commitments totaling $15.9 million as of December 31, 2009. See Note 8 for additional details.

        We filed each of the settlements with both the U.S. Federal Trade Commission (the "FTC") and the Antitrust Division of the U.S. Department of Justice (the "DOJ") as required by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Modernization Act"). The FTC conducted an investigation of each of the PROVIGIL settlements and, in February 2008, filed suit against us in the U.S. District Court for the District of Columbia challenging the validity of the settlements and related agreements entered into by us with each of Teva, Mylan, Ranbaxy and Barr. We filed a motion to transfer the case to the U.S. District Court for the Eastern District of Pennsylvania (the "EDPA"), which was granted in April 2008. The complaint alleges a violation of Section 5(a) of the Federal Trade Commission Act and seeks to permanently enjoin us from maintaining or enforcing these agreements and from engaging in similar conduct in the future. We believe the FTC complaint is without merit and we have filed a motion to dismiss the case. While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

        Numerous private antitrust complaints have been filed in the EDPA, each naming Cephalon, Barr, Mylan, Teva and Ranbaxy as co-defendants and claiming, among other things, that the PROVIGIL settlements violate the antitrust laws of the United States and, in some cases, certain state laws. These actions have been consolidated into a complaint on behalf of a class of direct purchasers of PROVIGIL and a separate complaint on behalf of a class of consumers and other indirect purchasers of PROVIGIL. A separate complaint was filed by an indirect purchaser of PROVIGIL in September 2007. The plaintiffs in all of these actions are seeking monetary damages and/or equitable relief. In addition, in December 2009, we entered a tolling agreement with the Attorneys General of Arkansas, California, Florida, New York and Pennsylvania to suspend the running of the statute of limitations to any claims or causes of action relating to our PROVIGIL settlements pending the resolution of the FTC litigation described above.

        Separately, in June 2006, Apotex, Inc., a subsequent ANDA filer seeking FDA approval of a generic form of modafinil, filed suit against us, also in the EDPA, alleging similar violations of antitrust laws and state law. Apotex asserts that the PROVIGIL settlement agreements improperly prevent it from obtaining FDA approval of its ANDA, and seeks monetary and equitable remedies. Apotex also seeks a declaratory judgment that the '516 Patent is invalid, unenforceable and/or not infringed by its proposed generic. In late 2006, we filed a motion to dismiss the Apotex case, which is pending. In May 2009, Apotex also filed a declaratory judgment complaint in the EDPA that our U.S. Patent No. 7,297,346 (the "'346 Patent") is invalid, unenforceable and/or not infringed by its proposed generic. The '346 Patent covers pharmaceutical compositions of modafinil and expires in May 2024. Separately, in April 2008, the Federal Court of Canada dismissed our application to prevent regulatory approval of Apotex's generic modafinil tablets in Canada. We have learned that Apotex has launched its generic modafinil tablets in Canada, and in April 2009 we filed a patent infringement lawsuit against Apotex in

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

16. COMMITMENTS AND CONTINGENCIES (Continued)

Canada. We believe that the private antitrust complaints described in the preceding paragraph and the Apotex antitrust and declaratory judgment complaints are without merit. While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

        In August 2009, the private antitrust class (e.g. the direct and indirect purchasers), Apotex and the FTC filed amended complaints and, subsequently, we filed motions to dismiss each amended complaint. The private antitrust class, Apotex and the FTC have filed responses to our motions to dismiss. The EDPA heard oral arguments for each motion to dismiss in October 2009.

        In November 2005 and March 2006, we received notice that Caraco Pharmaceutical Laboratories, Ltd. ("Caraco") and Apotex, respectively, also filed Paragraph IV ANDAs with the FDA in which each firm is seeking to market a generic form of PROVIGIL. We have not filed a patent infringement lawsuit in the United States against either Caraco or Apotex, although Apotex has filed suit against us, as described above. In early August 2008, we received notice that Hikma Pharmaceuticals plc ("Hikma Pharmaceuticals") filed a Paragraph IV ANDA with the FDA in which it is seeking to market a generic form of PROVIGIL. We have not filed a patent infringement lawsuit against Hikma Pharmaceuticals.

        The EU Commission is conducting a pharmaceutical sector inquiry of over 100 companies regarding, among other matters, settlements by branded pharmaceutical companies (such as Cephalon) with generic pharmaceutical companies. We are cooperating with the EU Commission's inquiry and have provided questionnaire responses regarding our business and documents related to our PROVIGIL settlement with Teva's UK affiliate in 2005.

  NUVIGIL Paragraph IV Notice

        In February 2010, we received a Paragraph IV certification letter relating to an ANDA submitted to the FDA by Lupin Limited requesting approval to market and sell a generic version of NUVIGIL. Lupin alleges that our U.S. Patent Numbers 7,132,570 (the "'570 Patent"), 7,297,346 (the "'346 Patent") and RE37,516 (the "'516 Patent") are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of the product described in Lupin's ANDA submission. Under the provisions of the Hatch-Waxman Act, if we initiate a patent infringement lawsuit against Lupin within 45 days of our receipt of Lupin's letter, then the FDA would be automatically precluded from approving the Lupin ANDA until the earlier of entry of a district court judgment in favor of Lupin or 30 months from the date of our receipt of Lupin's letter. We intend to vigorously defend our NUVIGIL intellectual property rights.

  NUVIGIL Patent Litigation

        In December 2009 and January 2010, we filed patent infringement lawsuits against five companies—Teva, Actavis, Mylan, Watson and Sandoz—based upon the abbreviated new drug applications ("ANDA") filed by each of these firms with the FDA seeking approval to market a generic form of armodafinil . The lawsuits claimed infringement of our '570 Patent, '346 Patent and '516 Patent. Cephalon has a three-year period of marketing exclusivity for NUVIGIL that extends until

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

16. COMMITMENTS AND CONTINGENCIES (Continued)

June 15, 2010. In addition, including the six-month pediatric extension, the '516 Patent, the '346 Patent, and the '570 Patent expire on April 6, 2015, May 29, 2024, and June 18, 2024, respectively.

        Under the provisions of the Hatch-Waxman Act, the filing of the Teva, Actavis, Mylan, Watson and Sandoz lawsuits stays any FDA approval of the applicable ANDA until the earlier of entry of a district court judgment in favor of the ANDA holder or 30 months from the date of our receipt of the respective Paragraph IV certification letter.

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

        In late May 2009, Cephalon and Eurand received a Paragraph IV certification letter relating to an ANDA submitted to the FDA by Anchen Pharmaceuticals, Inc. ("Anchen") requesting approval to market and sell a generic version of the 15 mg and 30 mg strengths of AMRIX. Anchen alleges that the Eurand Patent is invalid, unenforceable and/or will not be infringed by its manufacture, use or sale of the product described in its ANDA. In July 2009, Cephalon and Eurand filed a lawsuit in U.S. District Court in Delaware against Anchen for infringement of the Eurand Patent.

        Under the provisions of the Hatch-Waxman Act, the filing of the Mylan, Barr, Impax and Anchen lawsuits stays any FDA approval of the applicable ANDA until the earlier of entry of a district court judgment in favor of the ANDA holder or 30 months from the date of our receipt of the respective Paragraph IV certification letter.

  FENTORA Patent Litigation

        In April 2008 and June 2008, we received Paragraph IV certification letters relating to ANDAs submitted to the FDA by Watson Laboratories, Inc. and Barr, respectively, requesting approval to market and sell a generic equivalent of FENTORA. Both Watson and Barr allege that our U.S. Patent Numbers 6,200,604 and 6,974,590 covering FENTORA are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of the product described in their respective ANDAs. The 6,200,604 and 6,974,590 patents cover methods of use for FENTORA and do not expire until 2019. In June 2008 and July 2008, we and our wholly-owned subsidiary, CIMA, filed lawsuits in U.S. District Court in Delaware against Watson and Barr for infringement of these patents. Under the provisions of

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

16. COMMITMENTS AND CONTINGENCIES (Continued)

the Hatch-Waxman Act, the filing of these lawsuits stays any FDA approval of each ANDA until the earlier of entry of a district court judgment in favor of the ANDA holder or 30 months from the date of our receipt of the respective Paragraph IV certification letter. On January 6, 2010 we received a Paragraph IV certification notice letter regarding an ANDA submitted to the FDA by Sandoz requesting approval to market and sell a generic version of FENTORA. Cephalon is currently reviewing the Notice Letter.

        In November 2009, we entered into a binding agreement-in-principle (the "Barr Agreement") with Barr to settle its pending patent infringement lawsuit related to FENTORA. The Barr Agreement does not affect the status of our separate FENTORA patent litigation with Watson pending in the U.S. District Court in Delaware. In connection with the Barr Agreement, we will grant Barr a non-exclusive, royalty-free right to market and sell a generic version of FENTORA in the United States. Barr's license will become effective in October 2018. If another generic version of FENTORA enters the U.S. market prior to October 2018, Barr may enter the U.S. market on the same date, subject to the expiration of any applicable regulatory exclusivities of any first filer with respect to FENTORA and subject, in certain circumstances, to the payment of royalties to us. Upon execution of the definitive written agreement giving effect to the terms set forth in the Barr Agreement (the "Definitive Agreement"), the parties will promptly file dismissals with prejudice with the United States District Court for the District of Delaware, which will conclude the pending FENTORA patent litigation with Barr. We plan to file the Barr Agreement and the Definitive Agreement with both the FTC and the Antitrust Division of the DOJ as required by the Medicare Prescription Drug, Improvement and Modernization Act of 2003. There can be no assurance that the FTC and/or the DOJ will not raise objections to, or request modifications to, the Barr Agreement and the Definitive Agreement; that any such modifications will be acceptable to the parties; or that the Barr Agreement and the Definitive Agreement will continue to be effective on the terms currently proposed or at all.

        While we intend to vigorously defend the NUVIGIL, AMRIX and FENTORA intellectual property rights, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

  U.S. Attorney's Office and Connecticut Attorney General Investigations and Related Matters

        In September 2008, we entered into a settlement agreement (the "Settlement Agreement") with the DOJ, the USAO, the OIG, TRICARE Management Activity, the U.S. Office of Personnel Management (collectively, the "United States Government") and the relators identified in the Settlement Agreement to settle the outstanding False Claims Act claims alleging off-label promotion of ACTIQ and PROVIGIL from January 1, 2001 through December 31, 2006 and GABITRIL from January 2, 2001 through February 18, 2005 (the "Claims"). As part of the Settlement Agreement we paid a total of $375 million (the "Payment") plus interest of $11.3 million. Pursuant to the Settlement Agreement, the United States Government and the relators released us from all Claims and the United States Government agreed to refrain from seeking our exclusion from Medicare/Medicaid, the TRICARE Program or other federal health care programs. In connection with the Settlement Agreement, we pled guilty to one misdemeanor violation of the U.S. Food, Drug and Cosmetic Act and agreed to pay $50 million (in addition to the Payment). All of the payments described above were made in the fourth quarter of 2008.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

16. COMMITMENTS AND CONTINGENCIES (Continued)

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

        In September 2008, we entered into an Assurance of Voluntary Compliance (the "Connecticut Assurance") with the Attorney General of the State of Connecticut and the Commissioner of Consumer Protection of the State of Connecticut (collectively, "Connecticut") to settle Connecticut's investigation of our promotion of ACTIQ, GABITRIL and PROVIGIL. Pursuant to the Connecticut Assurance, (i) we paid a total of $6.15 million to Connecticut and (ii) Connecticut released us from any claim relating to the promotional practices that were the subject of Connecticut's investigation. We also entered into an Assurance of Discontinuance (the "Massachusetts Settlement Agreement") with the Attorney General of the Commonwealth of Massachusetts ("Massachusetts") to settle Massachusetts' investigation of our promotional practices with respect to fentanyl-based products. Pursuant to the Massachusetts Settlement Agreement, (i) we paid a total of $0.7 million to Massachusetts and (ii) Massachusetts released us from any claim relating to the promotional practices that were the subject of Massachusetts' investigation.

        In late 2007, we were served with a series of putative class action complaints filed in the EDPA on behalf of entities that claim to have reimbursed for prescriptions of ACTIQ for uses outside of the product's approved label in non-cancer patients. The complaints allege violations of various state consumer protection laws, as well as the violation of the common law of unjust enrichment, and seek an unspecified amount of money in actual, punitive and/or treble damages, with interest, and/or disgorgement of profits. In May 2008, the plaintiffs filed a consolidated and amended complaint that also alleges violations of RICO and conspiracy to violate RICO. The RICO allegations were dismissed with prejudice in May 2009. In February 2009, we were served with an additional putative class action complaint filed on behalf of two health and welfare trust funds that claim to have reimbursed for prescriptions of GABITRIL and PROVIGIL for uses outside the products approved labels. The complaint alleges violations of RICO and the common law of unjust enrichment and seeks an unspecified amount of money in actual, punitive and/or treble damages, with interest. We believe the allegations in the complaints are without merit, and we intend to vigorously defend ourselves in these matters and in any similar actions that may be filed in the future. These efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

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

16. COMMITMENTS AND CONTINGENCIES (Continued)

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

  DURASOLV

        In the third quarter of 2007, the U.S. Patent and Trademark Office ("PTO") notified us that, in response to re-examination petitions filed by a third party, the Examiner rejected the claims in the two U.S. patents for our DURASOLV ODT technology. We disagree with the Examiner's position, and we filed notices of appeal to the Board of Patent Appeals of the PTO's decisions in the fourth quarter of 2007 regarding one patent and in the second quarter of 2008 regarding the second patent. In September 2009, the Board affirmed the Examiner's position with respect to one of the DURASOLV patents. We have the right to appeal this rejection and, as of the filing date of this report, we are awaiting a hearing and a determination with respect to our appeal regarding the other patent. These efforts will be both expensive and time consuming and, ultimately, due to the nature of patent appeals, there can be no assurance that these efforts will be successful. The invalidity of the DURASOLV patents could reduce our ability to enter into new contracts with regard to our drug delivery business.

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

  Other Commitments

        We have committed to make potential future "milestone" payments to third parties as part of our in-licensing and development programs primarily in the area of research and development agreements. Payments generally become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable, we have not recorded a liability on our balance sheet for any such contingencies. As of December 31, 2009, the potential milestone, option exercise payments and other contingency payments due under current contractual agreements are $1.8 billion.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

17. INCOME TAXES

        The components of income (loss) before income taxes for the years ended December 31:

	2009	As Adjusted 2008*	As Adjusted 2007*
United States	$317,272	$157,722	$(87,955)
Foreign	(27,865)	(23,652)	(35,321)

Total	$289,407	$134,070	$(123,276)

*
As adjusted in accordance with the transition provisions of accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) and accounting for noncontrolling interests in consolidated financial statements.

        The components of the provision (benefit) for income taxes for the years ended December 31:

	2009	As Adjusted 2008*	As Adjusted 2007*
Current taxes:
United States	$145,093	$21,587	$101,090
Foreign	10,988	5,519	19,497
State	6,754	3,118	3,656

	162,835	30,224	124,243

Deferred taxes:
United States	(63,203)	(47,878)	14,036
Foreign	(15,656)	(29,234)	(95,299)
State	5,041	(4,901)	1,684

	(73,818)	(82,103)	(79,579)
Change in valuation allowance	(10,337)	13,970	58,489

	(84,155)	(68,043)	(21,090)

Total	$78,680	$(37,819)	$103,153

*
As adjusted in accordance with the transition provisions of accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) and accounting for noncontrolling interests in consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

17. INCOME TAXES (Continued)

        A reconciliation of the United States Federal statutory rate to our effective tax rate for the years ended December 31:

	2009	As Adjusted 2008*	As Adjusted 2007*
U.S. Federal statutory rate—expense (benefit)	35.0%	35.0%	(35.0)%
Manufacturers' deduction	(2.6)	—	(5.1)
Meals and entertainment	1.1	2.5	2.3
Executive compensation	1.2	2.8	3.2
Other permanent book/tax differences	(2.2)	1.3	1.9
Revision of prior years' estimates	1.1	6.3	(8.9)
State income taxes, net of U.S. federal tax benefit	(3.7)	(2.9)	4.9
Tax rate differential & permanent items on foreign income	3.6	(3.9)	(51.7)
Change in valuation allowance	2.1	9.8	53.2
Research and development credit	(4.3)	(15.3)	(6.9)
Settlement reserve	(4.8)	(61.4)	120.8
Non-deductible loss of variable interest entity	—	8.5	—
Taxable benefit on acquisition of IPR&D	(0.8)	—	—
Change in reserve for uncertain tax positions	0.7	(10.7)	5.7
Rate change	1.1	—	—
Other	(0.3)	(0.2)	(0.6)

Consolidated effective tax rate	27.2%	(28.2)%	83.8%

*
As adjusted in accordance with the transition provisions of accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) and accounting for noncontrolling interests in consolidated financial statements.

        For the year ended December 31, 2007, we recorded settlement reserves totaling $425.0 million related to the resolution of the U.S. Attorney's investigation. See Note 16 herein. However, the tax benefit was not recorded until 2008 when the agreement was reached and the nature of the settlement payments was defined. In August 2009 we recognized an additional tax benefit of $13.8 million over the benefits recorded at December 31, 2008, due to our closing agreement with the IRS in which both parties agreed that the nondeductible punitive portion of the Settlement Agreement is $152.3 million.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

17. INCOME TAXES (Continued)

        Unrecognized tax benefits for the year ended December 31:

	2009	2008
Unrecognized tax benefits beginning of year	$62,602	$79,593
Gross change for current year positions	7,739	7,591
Increase for prior period positions	1,101	2,986
Decrease for prior period positions	(232)	(21,347)
Decrease due to settlements and payments	—	(6,221)
Decrease due to statute expirations	—	—

Unrecognized tax benefits end of year	$71,210	$62,602

        The amount of unrecognized tax benefits at December 31, 2009 and 2008 is $71.2 million and $62.6 million, respectively, of which $30.2 million and $27.5 million would impact our effective tax rate, respectively, if recognized. We do not believe that the total amount of unrecognized tax benefits will increase or decrease significantly over the next twelve months.

        Interest expense related to income taxes is included in interest expense. Net interest (expense)/benefit related to unrecognized tax benefits for the years ended December 31, 2009 and 2008 were $(1.7) million and $0.9 million, respectively. The 2008 benefit is principally due to the settlement of the 2003-2005 Internal Revenue Service ("IRS") audit. Accrued interest expense as of December 31, 2009 and December 31, 2008 was $4.7 million and $3.0 million respectively. Income tax penalties are included in other income (expense). Accrued tax penalties are not significant.

        The Internal Revenue Service ("IRS") currently is examining Cephalon, Inc.'s 2006 and 2007 U.S. federal income tax returns. Zeneus Pharma S.a.r.L. is under examination by the French Tax Authorities for 2003, 2004 and 2006 to 2008. Cephalon Gmbh, in Germany, is under examination for 2004 to 2006. During the first quarter of 2009, Cephalon Pharma S.L., in Spain, completed its income tax audit for 2003 with no material findings. Our filings in the United Kingdom remain open to examination for 2006 to 2009. In other significant foreign jurisdictions, the tax years that remain open for potential examination range from 2001 to 2009. We do not believe at this time that the results of these examinations will have a material impact on the financial statements.

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

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

17. INCOME TAXES (Continued)

        During 2008, we recognized a tax benefit of $84.5 million, of which $82.3 million related to the settlement with the USAO, for which the related expense was recorded in 2007 and $2.2 million related to the settlements with Connecticut and Massachusetts, for which the related expense was recorded in the third quarter of 2008. These settlements are discussed in Note 16. During 2008 we realized a net benefit of $11.1 million related to the release of reserves related to the settlement of Cephalon, Inc.'s 2003 - 2005 IRS audit.

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

	2009	As Adjusted 2008*
Deferred tax assets:
Net operating loss carryforwards	$182,948	$172,962
Original issue discount	124,287	97,896
Capitalized research and development expenditures	2,229	6,096
Unrealized profit in inventory	72,803	89,040
Research and development tax credits	6,102	14,912
Acquired product rights and intangible assets	62,190	33,108
Reserves and accrued expenses	65,498	64,256
Alternative minimum tax credit carryforwards	662	461
Deferred revenue	3,289	1,014
Deferred compensation	9,544	8,466
Stock-based compensation expense	32,969	22,675
Deferred charges on convertible debentures	9,922	7,323
Accounts receivable discounts and allowance	40,408	39,041
Other comprehensive income	—	1,025
Commitment prepayment	4,390	—
Transaction costs	1,303	—
Other, net	8,397	3,257

Total deferred tax assets	626,941	561,532
Valuation allowance	(132,741)	(140,448)

Net deferred tax assets	$494,200	$421,084

Deferred tax liabilities:
Acquired intangible assets from Group Lafon acquisition	$16,026	$18,338
Acquired intangible assets from CIMA LABS acquisition	20,438	24,344
Acquired intangible assets from CTI acquisition	11,041	12,500
Acquired intangible assets from Zeneus acquisition	49,237	43,450
Acquired intangibles—Other	146,478	—
Implementation of the transition provisions of accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement)	131,443	96,703
Deferred revenue	—	91
Fixed assets	34,466	32,609
Other comprehensive income	752	—
Other	164	843

Total deferred tax liabilities	$410,045	$228,878

Net deferred tax assets	$84,155	$192,206

*
As adjusted in accordance with the transition provisions of accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

17. INCOME TAXES (Continued)

  settlement) and accounting for noncontrolling interests in consolidated financial statements.

        The above overall net deferred tax assets for the year ended December 31, 2009 and 2008 are presented in the consolidated balance sheet as: current deferred tax assets, net; non-current deferred tax assets, net; and long-term deferred tax liabilities, net.

        At December 31, 2009, we had gross operating loss carryforwards for U.S. federal income tax purposes of $58.5 million and apportioned state gross operating losses of $237.4 million that expire in varying years starting in 2010. We also have foreign gross operating losses of $543.4 million, of which $150.3 million will begin to expire in 2010 and $393.1 million may be carried forward with indefinite expiration dates. Federal and state research tax credits of $6.1 million are available to offset future tax liabilities and expire starting in 2010. The amount of U.S. federal net operating loss carryforwards that can be utilized in any one period will be limited by federal income tax regulations since a change in ownership as defined in Section 382 of the Internal Revenue Code occurred in the prior years. We do not believe that such limitation will have a material adverse impact on the utilization of the net operating loss carryforwards, but we do believe it will affect utilization of tax credit carryforwards.

        We believe that all of our domestic federal net operating loss carryforwards, portions of foreign operating loss carryforwards, domestic tax credits and certain other deferred tax assets are more likely than not to be recovered. The remaining deferred tax assets are offset by a valuation allowance of $132.7 million and $140.4 million at December 31, 2009 and 2008, respectively. This consists of certain state tax credits, existing and acquired foreign and state operating loss carryforwards that we believe are not more likely than not to be recovered. For the year ended December 31, 2009, the decrease in valuation allowance of $7.7 million was principally due to a decrease of $1.4 million in the company's U.S. state and foreign net operating losses that are not more likely than not to be recovered, plus $8.9 million due to the release of the valuation allowance on foreign net operating losses, for which a benefit to income was recorded, offset by increases of $1.8 million in currency translation adjustments and a $0.8 million increase due to the acquisition of Arana Therapeutics Limited.

        The tax benefits associated with employee exercises of non-qualified stock options and disqualifying dispositions of stock acquired with incentive stock options reduce taxes payable. Tax benefits of $2.0 million and $7.3 million associated with the exercise of employee stock options and other equity compensation were recorded to additional paid-in capital for the years ended December 31, 2009 and 2008, respectively.

        Our foreign subsidiaries had no net unremitted earnings at December 31, 2009 and 2008. To the extent a subsidiary has unremitted earnings, such amounts have been included in the consolidated financial statements without giving effect to deferred taxes since it is management's intent to reinvest such earnings in foreign operations.

        The deferred assets and liabilities included within the consolidated results from the activities of the variable interest entities are not realizable benefits and or liabilities to Cephalon shareholders. For additional information, see Note 2 herein.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

18. SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2009 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Statement of Operations Data:
Net sales	$562,938	$535,223	$539,021	$514,366
Gross profit	457,734	444,767	433,614	416,596
Net income (loss)	(192)	95,097	72,040	43,782
Net income attributable to Cephalon, Inc.	$96,558	$102,722	$84,764	$58,583

Basic income per common share attributable to Cephalon, Inc.	$1.29	$1.38	$1.19	$0.85

Weighted average number of common shares outstanding	74,720	74,647	71,119	68,792

Diluted income per common share attributable to Cephalon, Inc	$1.23	$1.31	$1.11	$0.75

Weighted average number of common shares outstanding-assuming dilution	78,508	78,431	76,629	77,993

	2008 Quarter Ended*
	December 31,	September 30,	June 30,	March 31,
Statement of Operations Data:
Net sales	$534,861	$489,664	$485,042	$433,897
Gross profit	435,338	368,187	383,724	343,981
Net income (loss)	(16,042)	105,598	51,891	30,442
Net income attributable to Cephalon, Inc.	$5,031	$105,598	$51,891	$30,442

Basic income per common share attributable to Cephalon, Inc.	$0.07	$1.55	$0.77	$0.45

Weighted average number of common shares outstanding	68,505	68,118	67,777	67,665

Diluted income per common share attributable to Cephalon, Inc	$0.06	$1.34	$0.69	$0.41

Weighted average number of common shares outstanding-assuming dilution	77,823	78,920	74,852	74,286

*
As adjusted in accordance with the transition provisions of accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) and accounting for noncontrolling interests in consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

19. SEGMENT INFORMATION

        Revenues by segment for the years ended December 31:

	2009			2008			2007
	United States	Europe	Total	United States	Europe	Total	United States	Europe	Total
Net sales:
PROVIGIL	$961,070	$63,618	$1,024,688	$924,986	$63,432	$988,418	$801,639	$50,408	$852,047
NUVIGIL	73,391	—	73,391	—	—	—	—	—	—
GABITRIL	51,100	5,386	56,486	52,441	8,256	60,697	50,642	6,668	57,310

CNS	1,085,561	69,004	1,154,565	977,427	71,688	1,049,115	852,281	57,076	909,357
ACTIQ	75,418	71,527	146,945	105,351	71,170	176,521	181,039	59,033	240,072
Generic OTFC	83,032	—	83,032	95,760	—	95,760	129,033	—	129,033
FENTORA	136,563	4,114	140,677	155,246	—	155,246	135,136	—	135,136
AMRIX	114,435	—	114,435	73,641	—	73,641	8,401	—	8,401

Pain	409,448	75,641	485,089	429,998	71,170	501,168	453,609	59,033	512,642
TREANDA	222,112	—	222,112	75,132	—	75,132	—	—	—
Other Oncology	18,281	95,470	113,751	18,566	91,919	110,485	16,561	76,316	92,877

Oncology	240,393	95,470	335,863	93,698	91,919	185,617	16,561	76,316	92,877
Other	32,981	143,050	176,031	49,667	157,897	207,564	52,702	159,721	212,423

Total Net Sales	1,768,383	383,165	2,151,548	1,550,790	392,674	1,943,464	1,375,153	352,146	1,727,299
Other Revenues	39,846	914	40,760	29,546	1,544	31,090	40,149	5,190	45,339

Total External Revenues	1,808,229	384,079	2,192,308	1,580,336	394,218	1,974,554	1,415,302	357,336	1,772,638

Inter-Segment Revenues	24,400	1,863	26,263	22,397	99,686	122,083	26,092	100,992	127,084
Elimination of Inter-Segment Revenues	(24,400)	(1,863)	(26,263)	(22,397)	(99,686)	(122,083)	(26,092)	(100,992)	(127,084)

Total Revenues	$1,808,229	$384,079	$2,192,308	$1,580,336	$394,218	$1,974,554	$1,415,302	$357,336	$1,772,638

        Income (loss) before income taxes by segment for the years ended December 31:

	2009	As Adjusted 2008*	As Adjusted 2007*
United States	$326,461	$141,899	$(118,808)
Europe	(37,054)	(7,829)	(4,468)

Total	$289,407	$134,070	$(123,276)

        Long-lived assets by segment at December 31:

	2009	As Adjusted 2008*
United States	$1,612,753	$1,341,263
Europe	479,387	412,157

Total	$2,092,140	$1,753,420

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

19. SEGMENT INFORMATION (Continued)

        Total assets by segment at December 31:

	2009	As Adjusted 2008*
United States	$3,896,131	$2,324,694
Europe	761,964	758,248

Total	$4,658,095	$3,082,942

*
As adjusted in accordance with the transition provisions of accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) and accounting for noncontrolling interests in consolidated financial statements. Certain reclassifications of prior year amounts have been made to conform to current year presentation.

        Revenues and income (loss) before income taxes are attributed to geographic areas based on customer location. Income (loss) before income taxes exclude inter-segment transactions.

20. SUBSEQUENT EVENTS

        We have evaluated subsequent events through February 12, 2010, the date at which our financial statements were issued.

  Mepha AG

        On January 31, 2010, we entered into a Share Purchase Agreement with Mepha Holding AG pursuant to which we agreed to purchase all of the issued share capital of Mepha AG ("Mepha"), a privately-held, Swiss-based pharmaceutical company, for CHF 622.5 million (or approximately US$590 million) in cash, subject to certain closing adjustments. The closing of the transaction is subject to customary closing conditions, including receipt of the applicable antitrust approvals. The transaction is expected to close in the second quarter of 2010. Founded in 1949, Mepha markets branded and non-branded generics as well as specialty products in more than 50 countries. Mepha develops and manufactures its products in Aesch/Basel, Switzerland with a focus on Swiss-quality standards. Mepha's research and development focuses on the development of improved and innovative generics providing additional benefits for patients. Furthermore, Mepha is active in malaria research offering innovative life-saving therapies for adults and children. Mepha is the leading company on the Swiss generic market, with more than 120 products in over 500 packaging forms. Mepha has operational subsidiaries in Portugal and the Baltics. Through partnerships, Mepha markets its products in other European countries, in the Middle East, Africa, South and Central America as well as in Asia. Mepha employs approximately 1,000 people worldwide, 500 of them in Switzerland.

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

(c) Attestation Report of the Registered Public Accounting Firm

        The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Part II, Item 8 of this Annual Report on Form 10-K and incorporated into this Item 9A by reference.

(d) Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        On February 10, 2010, the Board of Directors (the "Board") of the Company approved an amendment to Section 2.05(b) of the Company's By-laws (the "By-laws") to change the vote standard for the election of directors from plurality to a majority of votes cast in uncontested elections. A majority of the votes cast means that the number of votes cast "for" a director's election exceeds the number of votes cast "against" that director's election, with "abstentions" and "broker nonvotes" not counted as a vote cast either "for" or "against" that director's election. In elections involving a person nominated by a stockholder and the stockholder has not withdrawn that nomination on or prior to the fourteenth (14th) day before the Company first mails its notice of meeting for the applicable meeting to the stockholders, the vote standard will continue to be a plurality of votes cast.

        In addition, if a nominee who already serves as a director is not elected and no successor has been elected at such meeting, the director shall promptly tender his or her resignation to the Board. The Corporate Governance and Nominating Committee or another committee designated by the Board will make a recommendation to the Board on whether to accept or reject the resignation, or whether other action should be taken. The Board will act on the tendered resignation, taking into account the committee's recommendation, and publicly disclose (by a press release, a filing with the Securities and Exchange Commission or other broadly disseminated means of communication) its decision regarding the tendered resignation and the rationale behind the decision within 90 days following certification of the election results. The director who tenders his or her resignation shall not participate in the recommendation of the committee or the decision of the Board with respect to his or her resignation. If such incumbent director's resignation is not accepted by the Board, such director shall continue to serve until the next annual meeting of stockholders and until his or her successor is duly elected, or his or her earlier resignation or removal. If the Board accepts a director's resignation, or if a nominee for director is not elected and the nominee is not an incumbent director, then the Board, in its sole discretion, may fill any resulting vacancy or decrease the size of the Board.

        The amended By-laws are effective as of February 10, 2010. The foregoing summary of the amended By-laws does not purport to be a complete description thereof and the summary is qualified in its entirety by reference to the full text of the amended By-laws which are attached as Exhibit 3.2 to this Annual Report on Form 10-K.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

        The information required by Item 10 is incorporated herein by reference to the information contained under the caption "Proposal 1—Election of Directors" in our definitive proxy statement related to the 2010 annual meeting of stockholders.

Executive Officers

        The information concerning our executive officers required by this Item 10 is provided under the caption "Executive Officers of the Registrant" in Part I hereof.

Section 16(a) Beneficial Ownership Reporting Compliance

        The information concerning Section 16(a) Beneficial Ownership Reporting Compliance by our directors and executive officers is incorporated by reference to the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement related to the 2010 annual meeting of stockholders.

Code of Ethics

        The information concerning our Code of Ethics is incorporated by reference to the information contained under the caption "Governance of the Company—Does the Company have a "Code of Ethics'?" in our definitive proxy statement related to the 2010 annual meeting of stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated by reference to the information contained in our definitive proxy statement related to the 2010 annual meeting of stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated by reference to the information contained in our definitive proxy statement related to the 2010 annual meeting of stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is incorporated by reference to the information contained in our definitive proxy statement related to the 2010 annual meeting of stockholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 is incorporated by reference to the information contained in our definitive proxy statement related to the 2010 annual meeting of stockholders.

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

        The following is a list of our consolidated financial statements and our subsidiaries and supplementary data included in this Annual Report on Form 10-K under Item 8 of Part II hereof:

1. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Management.
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2009 and 2008.
Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007.
Consolidated Statements of Equity and Comprehensive Income for the years ended December 31, 2009, 2008 and 2007.
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007.
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

3.1	(a)	Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

3.1	(b)	Certificate of Amendment of Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002.

Exhibit No.		Description
3.1	(c)	Certificate of Amendment of Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 17, 2007.

*3.2		Third Amended and Restated Bylaws of the Registrant.

4.1		Specimen copy of stock certificate for shares of Common Stock of the Registrant, filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

4.2	(a)	Second Amended and Restated Rights Agreement, dated October 27, 2003 between Cephalon, Inc. and StockTrans, Inc. as Rights Agent, filed as Exhibit 1 to the Company's Form 8-A/12G on October 27, 2003.

4.2	(b)	Agreement of Appointment and Joinder and Amendment No. 1 to the Second Amended and Restated Rights Agreement, dated as of February 9, 2007, by and between Cephalon, Inc. and American Stock Transfer & Trust Company, as Rights Agent, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 13, 2007.

4.3	(a)	Indenture dated as of June 11, 2003 between the Registrant and U.S. Bank National Association, filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003.

4.3	(b)	Registration Rights Agreement, dated as of June 11, 2003, between Cephalon, Inc. and Credit Suisse First Boston LLC, CIBC World Markets Corp., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, SG Cowen Securities Corporation, ABN AMRO Rothschild LLC, Citigroup Global Markets Inc. and Lehman Brothers Inc., as Initial Purchasers, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003.

4.4	(a)	Indenture dated as of December 20, 2004 between the Registrant and U.S. Bank National Association, filed as Exhibit 4.l to the Company's Current Report on Form 8-K filed on December 21, 2004.

4.4	(b)	Registration Rights Agreement, dated as of December 20, 2004, between Cephalon, Inc. and U.S. Bank, National Association, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 21, 2004.

4.5	(a)	Indenture, dated June 7, 2005, between Cephalon, Inc. and U.S. Bank, National Association, as trustee, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 8, 2005.

4.5	(b)	Form of 2.00% convertible senior subordinated notes due 2015, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on June 8, 2005.

4.6	(a)	Indenture, dated May 27, 2009, between Cephalon, Inc. and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 28, 2009.

4.6	(b)	Form of 2.50% Convertible Senior Subordinated Notes due May 1, 2014, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 28, 2009.

†10.1	(a)	Restated Executive Severance Agreement between Frank Baldino, Jr. and Cephalon, Inc. dated June 24, 2008, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 25, 2008.

Exhibit No.		Description
†10.1	(b)	Form of Restated Executive Severance Agreement between Certain Executives and Cephalon, Inc. dated June 24, 2008, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 24, 2008.

†10.1	(c)	List of Executive Officers subject to the Form of Severance Agreement between Certain Executive Officers and the Company (see Exhibit 10.1(b) above).

†10.1	(d)	Amendment 2008-1 to the Restated Executive Severance Agreement between Frank Baldino, Jr. and Cephalon, Inc. dated as of December 31, 2008, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 7, 2009

†10.1	(e)	Form of Amendment 2008-1 to the Restated Executive Severance Agreement between certain executive officers and Cephalon, Inc. dated as of December 31, 2008, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 7, 2009

†10.2	(a)	Advisory Services Agreement and Release, dated as of February 8, 2008, by and between Cephalon, Inc. and John E. Osborn, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 8, 2008.

†10.2	(b)	Cephalon, Inc. 2006 Management Incentive Compensation Plan, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 2, 2006.

†10.2	(c)	Cephalon, Inc. 2007 Management Incentive Compensation Plan, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 13, 2007.

†10.2	(d)	Cephalon, Inc. 2008 Management Incentive Compensation Plan, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 1, 2008.

†10.2	(e)	Cephalon, Inc. 2009 Management Incentive Compensation Plan, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 30, 2009.

†10.3	(a)	Cephalon, Inc. Amended and Restated 1987 Stock Option Plan, filed as Exhibit 10.7 to the Transition Report on Form 10-K for transition period January 1, 1991 to December 31, 1991, as amended by Amendment No. 1 filed on September 4, 1992.

†10.3	(b)	Cephalon, Inc. 2000 Equity Compensation Plan for Employees and Key Advisors, as amended and restated, effective as of May 15, 2002, filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-106115) filed on June 13, 2003.

†10.3	(c)	Cephalon, Inc. 2000 Equity Compensation Plan—Form of Employee Non-Qualified Stock Option, filed as Exhibit 10.3(a) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

†10.3	(d)	Cephalon, Inc. 2000 Equity Compensation Plan—Form of Nonqualified Stock Option Agreement for Employees (For Grants Made On or After October 17, 2005), filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 21, 2005.

†10.3	(e)	Amendment 2007-1 to the Cephalon, Inc. 2000 Equity Compensation Plan for Employees and Key Advisors, effective as of February 8, 2007, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2007.

†10.3	(f)	Cephalon, Inc. 2004 Equity Compensation Plan, as amended and restated, effective as of May 23, 2008, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2008.

Exhibit No.		Description
†10.3	(g)	Amendment 2009-1 to the Cephalon, Inc. 2004 Equity Compensation Plan, as amended and restated, effective as of May 13, 2009, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 15, 2009.

†10.3	(h)	Cephalon, Inc. 2004 Equity Compensation Plan—Form of Notice of Grant of Non-Qualified Stock Option and Form of Grant Agreement for electronic acceptance under the Company's 2004 Equity Compensation Plan, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 15, 2009.

†10.3	(i)	Cephalon, Inc. 2004 Equity Compensation Plan—Form of Notice of Grant of Restricted Stock Award and Form of Grant Agreement for electronic acceptance under the Company's 2004 Equity Compensation Plan, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 15, 2009.

†10.3	(j)	[Intentionally Omitted]

†10.3	(k)	Cephalon, Inc. 2004 Equity Compensation Plan—Employee Restricted Stock Grant Term Sheet, filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on December 17, 2004.

†10.3	(l)	Cephalon, Inc. 2004 Equity Compensation Plan—Form of Non-Employee Director Non-Qualified Stock Option, filed as Exhibit 10.3(c) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

†10.3	(m)	Cephalon, Inc. 2004 Equity Compensation Plan—Form of Employee Non-Qualified Stock Option, filed as Exhibit 10.3(d) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

†10.3	(n)	Cephalon, Inc. 2004 Equity Compensation Plan—Form of Employee Incentive Stock Option, filed as Exhibit 10.3(e) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

†10.3	(o)	Cephalon, Inc. 2004 Equity Compensation Plan—Form of Incentive Stock Option Agreement for Employees (For Grants Made On or After October 17, 2005), filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 21, 2005.

†10.3	(p)	Cephalon, Inc. 2004 Equity Compensation Plan—Form of Nonqualified Stock Option Agreement for Employees (For Grants Made On or After October 17, 2005), filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 21, 2005.

†10.3	(q)	Cephalon, Inc. 2004 Equity Compensation Plan—Form of Nonqualified Stock Option Agreement for Non-Employee Directors (For Grants Made On or After October 17, 2005) (Initial Grants Upon Joining Board), filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on October 21, 2005.

†10.3	(c)	Cephalon, Inc. 2004 Equity Compensation Plan—Form of Nonqualified Stock Option Agreement for Non-Employee Directors (For Grants Made On or After October 17, 2005) (Annual Grants to Non-Employee Directors) filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on October 21, 2005.

†10.3	(s)	Cephalon, Inc. Amended and Restated Non-Qualified Deferred Compensation Plan, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 12, 2008.

†10.4		Summary of Oral Agreement for Payment of Services between Cephalon, Inc. and its Board of Directors, dated May 22, 2008, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 28, 2008.

Exhibit No.		Description
10.5		Development and Commercialization Option Agreement dated November 21, 2008 between Cephalon, Inc., Anesta AG, ImmuPharma (France) S.A. and ImmuPharmaAG (Switzerland), filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2009.(1)

10.5	(b)	Development and Commercialization Agreement dated as of February 25, 2009 between ImmuPharma (France) S.A. and Anesta AG, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2009.(1)

10.5	(c)	Trademark License Agreement dated as of February 25, 2009 between ImmuPharma AG. and Anesta AG, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2009.(1)

10.6	(a)	Option Agreement dated as of January 13, 2009 between Cephalon, Inc. and Ception Therapeutics, Inc., filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2009.(1)

*10.6	(b)	Third Amendment to Option Agreement effective January 26, 2010 between Cephalon, Inc. and Ception Therapeutics, Inc.

10.7	(a)	License and Supply Agreement dated July 7, 2004 between Barr Laboratories, Inc. and Cephalon, Inc., filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004(1).

10.7	(b)	Amendment No. 1 to the License and Supply Agreement between Barr Laboratories, Inc. and Cephalon, Inc. dated July 9, 2004, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.8		Decision and Order of the Federal Trade Commission in the matter of Cephalon, Inc. and CIMA LABS INC. dated August 9, 2004, filed as Exhibit 10.1(c) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.9		Acquisition Agreement by and among Cell Therapeutics, Inc., CTI Technologies, Inc. and Cephalon, Inc. dated June 10, 2005, incorporated by reference from Exhibit 10.1 to Cell Therapeutics' Current Report on Form 8-K filed on June 14, 2005.

10.10	(a)	License and Collaboration Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of June 23, 2005, filed as Exhibit 10.5(a) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2005.(1)

10.10	(b)	Supply Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of June 23, 2005, filed as Exhibit 10.5(b) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2005.(1)

10.10	(c)	Amendment to the Supply Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of December 21, 2006, filed as Exhibit 10.13(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.(1)

10.10	(d)	Amendment to the License and Collaboration Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of December 21, 2006, filed as Exhibit 10.13(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.(1)

10.11	(a)	Office Lease between The Multi-Employer Property Trust and Cephalon, Inc. dated January 14, 2004, filed as Exhibit 10.20(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.(1)

Exhibit No.		Description
10.11	(b)	First Amendment to Lease, entered into as of May 11, 2006, by and between the New Tower Trust Company Multi-Employer Property Trust (f/k/a the Multi-Employer Property Trust), and Cephalon, Inc., filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2006.(2)

10.11	(c)	Consent to Sublease between The Multi-Employer Property Trust, Systems & Computer Technology Corporation and Cephalon, Inc. dated April 2, 2004, filed as Exhibit 10.20(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.(1)

10.12	(a)	Wiley Post Plaza Lease, dated December 7, 1994 between Anesta Corp. and Asset Management Services, filed as Exhibit 10.13 to Anesta Corp.'s Annual Report on Form 10-K (File No. 0-23160) for the year ended December 31, 1994.

10.12	(b)	Amendment No. 1 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated October 26, 1996, filed as Exhibit 10.11(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

10.12	(c)	Amendment No. 2 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated January 7, 1997, filed as Exhibit 10.11© to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

10.12	(d)	Amendment No. 3 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated September 30, 1998, filed as Exhibit 10.11(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

10.12	(e)	Amendment No. 4 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated February 29, 2000, filed as Exhibit 10.11(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

10.12	(f)	Amendment No. 5 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated July 20, 2001, filed as Exhibit 10.11(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

10.12	(g)	Amendment No. 6 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated July 20, 2001, filed as Exhibit 10.11(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

10.12	(h)	Amendment No. 7 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated July 20, 2001, filed as Exhibit 10.11(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

10.12	(i)	Amendment No. 8 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated October 14, 2002, filed as Exhibit 10.11(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

10.12	(j)	Amendment No. 9 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated May 15, 2003, filed as Exhibit 10.11(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.(1)

10.12	(k)	Amendment No. 10 to Wiley Post Plaza Lease between Anesta Corp. and Wiley Post Plaza, L.C. dated June 24, 2004, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004.(1)

Exhibit No.		Description
10.13	(a)	Amended and Restated Agreement of Limited Partnership, dated as of June 22, 1992 by and among Cephalon Development Corporation, as general partner, and each of the limited partners of Cephalon Clinical Partners, L.P., filed as Exhibit 10.1 to the Company's Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.

10.13	(b)	Amended and Restated Product Development Agreement, dated as of August 11, 1992 between Cephalon, Inc. and Cephalon Clinical Partners, L.P., filed as Exhibit 10.2 to the Company's Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.

10.13	(c)	Purchase Agreement, dated as of August 11, 1992 by and between Cephalon, Inc. and each of the limited partners of Cephalon Clinical Partners, L.P., filed as Exhibit 10.3 to the Company's Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.

10.13	(d)	Pledge Agreement, dated as of August 11, 1992 by and between Cephalon, Inc. and Cephalon Clinical Partners, L.P., filed as Exhibit 10.8 to the Company's Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.

10.13	(e)	Promissory Note, dated as of August 11, 1992 issued by Cephalon Clinical Partners, L.P. to Cephalon, Inc., filed as Exhibit 10.9 to the Company's Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.

10.13	(f)	Form of Promissory Note, issued by each of the limited partners of Cephalon Clinical partners, L.P. to Cephalon Clinical Partners, L.P., filed as Exhibit 10.10 to the Company's Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.

10.14	(a)	ISDA Master Agreement dated January 22, 2003, between Credit Suisse First Boston International and Cephalon, Inc., including Schedule to the Master Agreement dated as of January 22, 2003, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003.

10.14	(b)	ISDA Credit Support Annex to the Schedule to the ISDA Master Agreement dated as of January 22, 2003 between Credit Suisse First Boston International and Cephalon, Inc., including the Elections and Variables to the ISDA Credit Support Annex dated as of January 22, 2003, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003.

10.14	(c)	Letter Agreement Confirmation dated January 22, 2003, between Credit Suisse First Boston International and Cephalon, Inc, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003.

10.14	(d)	Termination of Letter Agreement dated July 22, 2005, between Credit Suisse First Boston International and Cephalon, Inc., filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2005.

10.15	(a)	Five Year Warrant, dated June 6, 2003, between the Company and Credit Suisse First Boston International filed as Exhibit 99.d(3) to the Company's Schedule TO-I dated November 16, 2004.

10.15	(b)	Seven Year Warrant, dated June 6, 2003, between the Company and Credit Suisse First Boston International filed as Exhibit 99.d(4) to the Company's Schedule TO-I dated November 16, 2004.

Exhibit No.		Description
10.15	(c)	Five Year Convertible Note Hedge, dated December 3, 2004, between the Company and Credit Suisse First Boston International, filed as Exhibit 99.d(5) to the Company's Schedule TO-I/A dated December 14, 2004.

10.15	(d)	Seven Year Convertible Note Hedge, dated December 3, 2004, between the Company and Credit Suisse First Boston International, filed as Exhibit 99.d(6) to the Company's Schedule TO-I/A dated December 14, 2004.

10.15	(e)	Amendment to Five Year Warrant, dated December 13, 2006, between the Company and Credit Suisse International (f/k/a Credit Suisse First Boston International) filed as Exhibit 10.19(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

10.15	(f)	Amendment to Seven Year Warrant, dated December 13, 2006, between the Company and Credit Suisse International (f/k/a Credit Suisse First Boston International) filed as Exhibit 10.19(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

10.15	(g)	Form of Five Year Convertible Note Hedge Amendment, dated December 13, 2006, between the Company and Credit Suisse International (f/k/a Credit Suisse First Boston International) filed as Exhibit 10.19(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

10.15	(h)	Form of Seven Year Convertible Note Hedge Amendment, dated December 13, 2006, between the Company and Credit Suisse International (f/k/a Credit Suisse First Boston International) filed as Exhibit 10.19(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

10.16	(a)	Convertible Note Hedge Confirmation, dated as of June 2, 2005, between the Company and Deutsche Bank AG, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 8, 2005.

10.16	(b)	Warrant Confirmation, dated as of June 2, 2005, between the Company and Deutsche Bank AG, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 8, 2005.

10.16	(c)	Amendment to Hedge Confirmation dated as of June 2, 2005 by and among the Company, Deutsche Bank AG, New York and Deutsche Bank AG, London, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 7, 2005.

10.16	(d)	Hedge Confirmation dated as of June 28, 2005 by and among the Company, Deutsche Bank AG, New York and Deutsche Bank AG, London, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 7, 2005.

10.16	(e)	Amendment to Warrant Confirmation dated as of June 2, 2005 by and among the Company, Deutsche Bank AG, New York and Deutsche Bank AG, London, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 7, 2005.

10.16	(f)	Termination and Assignment Agreement, dated as of December 19, 2006, between Deutsche Bank AG and Cephalon, Inc., filed as Exhibit 10.20(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

10.16	(g)	Amended and Restated Convertible Noted Hedge Confirmation, dated as of May 22, 2009, between Cephalon, Inc. and Deutsche Bank AG, London Branch, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 28, 2009.

Exhibit No.		Description
10.16	(h)	Amended and Restated Warrant Confirmation, dated as of May 22, 2009, between Cephalon, Inc. and Deutsche Bank AG, London Branch, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 28, 2009.

10.17	(a)	Agreement dated as of December 8, 2005 by and between Cephalon, Inc., Teva Pharmaceutical Industries Ltd., and Teva Pharmaceuticals USA, Inc., filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005.(1)

10.17	(b)	Settlement Agreement dated as of December 22, 2005 by and between Cephalon, Inc. and Ranbaxy Laboratories Limited., filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005.(1)

10.17	(c)	Settlement Agreement dated January 9, 2006 by and between the Company and Mylan Pharmaceuticals Inc., filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2006.(1)

10.17	(d)	PROVIGIL Settlement Agreement dated February 1, 2006 by and between the Company and Barr Laboratories, Inc., filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2006.(1)

10.17	(e)	Modafinil License and Supply Agreement dated as of February 1, 2006 by and between the Company and Barr Laboratories, Inc., filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2006.(1)

10.17	(f)	ACTIQ Settlement Agreement dated February 1, 2006 by and among the Company, the University of Utah Research Foundation and Barr Laboratories, Inc., filed as Exhibit 10.4 to the Company' Quarterly Report on Form 10-Q for the period ended March 31, 2006.(1)

10.18	(g)	ACTIQ Supplemental License and Supply Agreement dated as of February 1, 2006 by and between the Company and Barr Laboratories, Inc., filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2006.(1)

10.18	(h)	Settlement and License Agreement dated August 2, 2006 by and between the Company, Carlsbad Technology, Inc. and Watson Pharmaceuticals, Inc., filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2006.(1)

10.19	(a)	Form of Aircraft Time Share Agreement between Cephalon, Inc. and certain executive officers, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 6, 2006.

10.19	(b)	Amendment to the Second Amended and Restated Timesharing Agreement between Cephalon, Inc. and Frank Baldino, Jr., Ph.D. dated April 4, 2007, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2007.
10.20
Co-Promotion Agreement dated as of June 12, 2006 by and between the Company and Takeda Pharmaceuticals North America, Inc., filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2006.(1)

10.20	(a)	Termination Letter dated as of August 29, 2008 of Co-Promotion Agreement dated as of June 12, 2006 by and between the Company and Takeda Pharmaceuticals North America, Inc. filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 3, 2008.
10.21
Asset Purchase Agreement by and between Anesta AG and E. Claiborne Robins Company, Inc., dated as of August 23, 2007, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2007.(2)

Exhibit No.		Description
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

10.22	(a)	First Amendment dated December 3, 2008 to the Credit Agreement dated as of August 15, 2008 among Cephalon, Inc., the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, Deutsche Bank Securities Inc. and Bank of America N.A., as co-syndication agents, Wachovia Bank, N.A. and Barclays Bank plc, as co-documentation agents, and J.P. Morgan Securities Inc., Deutsche Bank Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers.

10.22	(b)	Second Amendment dated February 27, 2009 to the Credit Agreement dated as of August 15, 2008 among Cephalon, Inc., the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, Deutsche Bank Securities Inc. and Bank of America N.A., as co-syndication agents, Wachovia Bank, N.A. and Barclays Bank plc, as co-documentation agents, and J.P. Morgan Securities Inc., Deutsche Bank Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed for the period ended March 31, 2009.

10.22	(c)	Third Amendment dated as of May 21, 2009 to the Credit Agreement dated as of August 15, 2008 among Cephalon, Inc., the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, Deutsche Bank Securities Inc. and Bank of America N.A., as co-syndication agents, Wachovia Bank, N.A. and Barclays Bank plc, as co-documentation agents, and J.P. Morgan Securities Inc., Deutsche Bank Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 27, 2009.

10.22	(d)	Fourth Amendment dated as of December 22, 2009 to the Credit Agreement dated as of August 15, 2008 among Cephalon, Inc., the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, Deutsche Bank Securities Inc. and Bank of America N.A., as co-syndication agents, Wachovia Bank, N.A. and Barclays Bank plc, as co-documentation agents, and J.P. Morgan Securities Inc., Deutsche Bank Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 29, 2009.
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
*10.26
Term Sheet dated November 6, 2009 by and among the Company, CIMA Labs, Inc., and Anesta Corp. and Barr Pharmaceuticals, LLC, as successor in interest to Barr Pharmaceuticals, Inc and Barr Laboratories, Inc.(2)
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

CEPHALON, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Year Ended December 31,	Balance at Beginning of the Year	Additions (Deductions)(1)	Other Additions (Deductions)(2)	Balance at End of the Year
Reserve for sales discounts, returns and allowances:
2009	$127,992	$317,729	$(280,673)	$165,048
2008	89,091	282,996	(244,095)	127,992
2007	84,980	214,302	(210,191)	89,091
Reserve for inventories:
2009	5,685	7,695	(4,780)	8,600
2008	8,349	4,254	(6,918)	5,685
2007	13,100	13,212	(17,963)	8,349
Reserve for income tax valuation allowance:
2009	140.448	(10,337)	2,630	132,741
2008	132,949	13,970	(6,471)	140,448
2007	78,043	58,489	(3,583)	132,949

(1)
Amounts represent charges and reductions to expenses and revenue.

(2)
Amounts represent utilization and adjustments of balance sheet reserve accounts.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 12, 2010
CEPHALON, INC.
	By:	/s/ FRANK BALDINO, JR. Frank Baldino, Jr., Ph.D. Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK BALDINO, JR. Frank Baldino, Jr., Ph.D.	Chairman and Chief Executive Officer (Principal executive officer)	February 12, 2010
/s/ WILCO GROENHUYSEN Wilco Groenhuysen	Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)	February 12, 2010
/s/ WILLIAM P. EGAN William P. Egan	Director	February 12, 2010
/s/ MARTYN D. GREENACRE Martyn D. Greenacre	Director	February 12, 2010
/s/ VAUGHN M. KAILIAN Vaughn M. Kailian	Director	February 12, 2010
/s/ KEVIN E. MOLEY Kevin E. Moley	Director	February 12, 2010
/s/ CHARLES A. SANDERS Charles A. Sanders, M.D.	Director	February 12, 2010
/s/ GAIL R. WILENSKY Gail R. Wilensky, Ph.D.	Director	February 12, 2010
/s/ DENNIS L. WINGER Dennis L. Winger	Director	February 12, 2010