Form 10-Q
period 2010-03-31
CEPHALON INC
filed 2010-05-05
CIK 873364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2010
Common Stock, par value $.01	75,191,556 Shares

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

•                  any potential approval of our product candidates, including with respect to any expanded indications for TREANDA, NUVIGIL and/or FENTORA;

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

•                  our ongoing litigation matters, including litigation stemming from the settlement of the PROVIGIL patent litigation, the FENTORA patent infringement lawsuits we have filed against Watson Laboratories, Inc. (“Watson”) and Barr Laboratories, Inc. (“Barr”), the AMRIX patent infringement lawsuits we have filed against Barr, Mylan Pharmaceuticals, Inc. (“Mylan”), Impax Laboratories, Inc. (“Impax”) and Anchen Pharmaceuticals, Inc. (“Anchen”), and the NUVIGIL patent infringement lawsuits we have filed against Actavis Pharma Manufacturing Pvt Ltd. (“Actavis”), Lupin Limited (“Lupin”), Mylan, Sandoz, Inc. (“Sandoz”), Teva Pharmaceuticals USA, Inc. (“Teva”) and Watson;

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

•                  our ability to obtain regulatory approvals to sell our product candidates, including any additional future indications for TREANDA, FENTORA and NUVIGIL, and to launch such products or indications successfully;

ii

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

•                  regulatory, legal or other setbacks or delays with respect to the settlement agreements with the USAO, the DOJ, the OIG and other federal entities, the state settlement agreements and corporate integrity agreement related thereto, the settlement agreements with the Offices of the Attorneys General of Connecticut and Massachusetts, our settlements of the PROVIGIL patent litigation and the ongoing litigation related to such settlements, the FENTORA patent infringement lawsuit we have filed against Watson, the AMRIX patent infringement lawsuits we have filed against Barr, Mylan, Impax and Anchen, and the NUVIGIL patent infringement lawsuits we have filed against Actavis, Lupin, Mylan, Sandoz, Teva and Watson;

•                  our ability to integrate successfully technologies, products and businesses we acquire and realize the expected benefits from those acquisitions, including our recent acquisitions of Mepha AG and Ception Therapeutics, Inc.;

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

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2010	2009
REVENUES:
Net Sales	$576,681	$514,366
Other revenues	19,904	5,602
	596,585	519,968

COSTS AND EXPENSES:
Cost of sales	105,043	97,770
Research and development	105,377	103,024
Selling, general and administrative	204,641	200,590
Restructuring charges	744	1,637
Acquired in-process research and development	—	30,750
	415,805	433,771

INCOME FROM OPERATIONS	180,780	86,197

OTHER INCOME (EXPENSE):
Interest income	1,930	704
Interest expense	(26,791)	(16,604)
Other income (expense), net	(7,271)	6,539
	(32,132)	(9,361)

INCOME BEFORE INCOME TAXES	148,648	76,836

INCOME TAX EXPENSE	48,311	33,054

NET INCOME	100,337	43,782

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	10,228	14,801

NET INCOME ATTRIBUTABLE TO CEPHALON, INC.	$110,565	$58,583

BASIC INCOME PER COMMON SHARE ATTRIBUTABLE TO CEPHALON, INC.	$1.47	$0.85

DILUTED INCOME PER COMMON SHARE ATTRIBUTABLE TO CEPHALON, INC.	$1.35	$0.75

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	74,990	68,792

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING— ASSUMING DILUTION	81,811	77,993

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2010 *	2009 *
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,874,453	$1,647,635
Receivables, net	349,271	376,076
Inventory, net	236,649	240,576
Deferred tax assets, net	232,900	243,246
Other current assets	65,920	58,423
Total current assets	2,759,193	2,565,956

INVESTMENTS	12,427	12,427
PROPERTY AND EQUIPMENT, net	432,212	451,879
GOODWILL	583,307	590,284
INTANGIBLE ASSETS, net	945,924	981,857
DEBT ISSUANCE COSTS	17,695	18,862
OTHER ASSETS	35,516	36,830
	$4,786,274	$4,658,095

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt, net	$827,594	$818,925
Accounts payable	99,191	88,829
Accrued expenses	451,720	430,209
Total current liabilities	1,378,505	1,337,963

LONG-TERM DEBT	369,805	363,696
DEFERRED TAX LIABILITIES, net	148,240	159,328
OTHER LIABILITIES	110,354	111,728
Total liabilities	2,006,904	1,972,715

COMMITMENTS AND CONTINGENCIES

REDEEMABLE EQUITY	196,562	207,307

EQUITY:
Cephalon stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 2,500,000 shares issued, and none outstanding	—	—
Common stock, $0.01 par value, 400,000,000 and 200,000,000 shares authorized, 78,270,902 and 78,002,764 shares issued, and 75,184,556 and 74,916,920 shares outstanding	783	780
Additional paid-in capital	2,567,453	2,534,070
Treasury stock, at cost, 3,086,346 and 3,085,844 shares	(208,460)	(208,427)
Accumulated deficit	(68,094)	(178,659)
Accumulated other comprehensive income	85,135	114,194
Total Cephalon stockholders’ equity	2,376,817	2,261,958
Noncontrolling interest	205,991	216,115
Total equity	2,582,808	2,478,073
	$4,786,274	$4,658,095

*Amounts include assets and liabilities of our variable interest entities (VIEs). Our interests and obligations with respect to our VIEs’ assets and liabilities are limited to those accorded to us in our agreements with our VIEs. See Note 2 to these consolidated financial statements for amounts.

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share data)

(Unaudited)

	Cephalon Stockholders’ Equity							Total
			Additional				Accumulated Other	Stockholders’ Equity
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive	Attributable to	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Cephalon, Inc.	Interest	Total
BALANCE, JANUARY 1, 2009	71,707,041	$717	$2,095,324	2,970,399	$(201,705)	$(521,286)	$43,630	$1,416,680	$—	$1,416,680
Net income						58,583		$58,583	$(14,801)	$43,782
Foreign currency translation gains							(6,164)	(6.164)	—	(6,164)
Net prior service costs on retirement-related plans							(21)	(21)	—	(21)
Unrealized investment gains							2,165	2,165	—	2,165
Comprehensive income								54,563	(14,801)	39,762
Issuance of common stock upon conversion of convertible notes	54	—	—					—		—
Stock options exercised	94,035	1	4,539					4,540		4,540
Tax benefit from equity compensation			351					351		351
Stock-based compensation expense	1,250	—	11,560					11,560		11,560
Treasury stock acquired				377	(29)			(29)		(29)
Change in redeemable equity associated with convertible notes			9,999					9,999		9,999
Purchase of share in noncontrolling interest								—	306,500	306,500
Other								—	416	416
BALANCE, MARCH 31, 2009	71,802,380	$718	$2,121,773	2,970,776	$(201,734)	$(462,703)	$39,610	$1,497,664	$292,115	$1,789,779

	Cephalon Stockholders’ Equity							Total
			Additional				Accumulated Other	Stockholders’ Equity
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive	Attributable to	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Cephalon, Inc.	Interest	Total
BALANCE, JANUARY 1, 2010	78,002,764	$780	$2,534,070	3,085,844	$(208,427)	$(178,659)	$114,194	$2,261,958	$216,115	$2,478,073
Net income						110,565		$110,565	$(10,228)	$100,337
Foreign currency translation gains							(29,034)	(29,034)	—	(29,034)
Net prior service costs on retirement-related plans							(25)	(25)	—	(25)
Unrealized investment gains							—	—	—	—
Comprehensive income								81,506	(10,228)	71,278
Stock options exercised	266,888	3	13,801					13,804		13,804
Tax benefit from equity compensation			7					7		7
Stock-based compensation expense	1,250	—	8,830					8,830		8,830
Treasury stock acquired				502	(33)			(33)		(33)
Change in redeemable equity associated with convertible notes			10,745					10,745		10,745
Other									104	104
BALANCE, MARCH 31, 2010	78,270,902	$783	$2,567,453	3,086,346	$(208,460)	$(68,094)	$85,135	$2,376,817	$205,991	$2,582,808

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$100,337	$43,782
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(1,045)	(9,036)
Depreciation and amortization	48,353	41,952
Stock-based compensation expense	8,830	11,560
Amortization of debt discount and debt issuance costs	18,144	10,558
Loss (gain) on foreign exchange contracts	6,169	(13,084)
Other	239	109
Changes in operating assets and liabilities:
Receivables	20,308	55,668
Inventory	(2,383)	(7,697)
Other assets	(348)	9,683
Accounts payable, accrued expenses and deferred revenues	39,449	27,458
Other liabilities	(4,498)	1,756
Net cash provided by operating activities	233,555	172,709

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,613)	(14,958)
Cash balance from consolidation of variable interest entity	—	52,563
Investment in Ception	—	(75,000)
Purchases of investments	—	(9,082)
(Cash Settlements of) proceeds from foreign exchange contract	(6,155)	7,732
Purchases of available-for-sale investments	—	(41,390)
Net cash used for investing activities	(15,768)	(80,135)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of common stock options	13,804	4,540
Windfall tax benefits from stock-based compensation	23	351
Acquisition of treasury stock	(33)	(29)
Payments on and retirements of long-term debt	(2,577)	(3,283)
Net cash provided by financing activities	11,217	1,579

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,186)	(4,036)

NET INCREASE IN CASH AND CASH EQUIVALENTS	226,818	90,117

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,647,635	524,459

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,874,453	$614,576

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”), which includes audited financial statements as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full year.

Recent Accounting Pronouncements

Effective January 1, 2010, we adopted the revised accounting guidance for consolidation of variable interest entities (“VIE”), which replaces the previous quantitative based risk and rewards calculation for determining the primary beneficiary of a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses or (2) the right to receive benefits.  The new guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  The new guidance has not changed our assessment of which entities are included in our consolidated financial statements. We adopted the additional disclosure requirements of this new standard effective with this Form 10-Q.

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

                In March 2010, the FASB issued revised accounting guidance for milestone revenue recognition. The new guidance recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development transactions. It is effective on a prospective basis to milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  We are currently evaluating the impact of adoption on our consolidated financial statements.

2.   ACQUISITIONS AND TRANSACTIONS

Ception Therapeutics, Inc.

In January 2009, we entered into an option agreement (the “Ception Option Agreement”) with Ception Therapeutics, Inc. (“Ception”).  Under the terms of the Ception Option Agreement, we had the irrevocable option (the “Ception Option”) to purchase all of the outstanding capital stock on a fully diluted basis of Ception within a specified period of time.  As consideration for the Ception Option, we paid $50.0 million to Ception and paid Ception stockholders an aggregate of $50.0 million.  In February 2010, we exercised the Ception Option based on our evaluation of the results of a Phase II clinical trial of Ception’s lead compound, CINQUIL™ (reslizumab) for the treatment of eosinophilic asthma.

We have determined that, because of our rights under the Ception Option Agreement, effective on January 13, 2009, Ception is a variable interest entity for which we are the primary beneficiary.  As a result, as of January 13, 2009 we have included the financial condition and results of operations of Ception in our consolidated financial statements.  However, we did not have an equity interest in Ception as of March 31, 2010 and, therefore, we allocated the Ception losses to noncontrolling interest in the consolidated statement of operations.

After completing certain closing conditions, including U.S. antitrust approval, in April 2010, we acquired privately-held Ception Therapeutics, Inc. for $250.0 million.  We also advanced $25.0 million in financing to Ception prior to the acquisition, for which the Ception stockholders were not required to (and therefore did not) repay at the closing of the acquisition. Ception stockholders also could receive (i) additional payments related to clinical and regulatory milestones and (ii) royalties related to net sales of products developed from Ception’s program to discover small molecule, orally-active, anti-TNF (tumor necrosis factor) receptor agents.   We expect to begin a Phase III clinical trial for the treatment of eosinophilic asthma by the end of 2010.

As a result of exercising our option to purchase Ception in April 2010, we expect to recognize a reduction of approximately $200 million in Cephalon stockholders’ equity for the second quarter of 2010 which reflects the difference between the fair value of the consideration paid and the amount by which the noncontrolling interest will be adjusted to reflect the change in our ownership in Ception. The purchase price includes the estimated fair value of future milestone payments. The contingent consideration payments will be recorded as a liability and remeasured each quarter through earnings.

The following summarizes the carrying amounts and classification of Ception’s assets and liabilities included in our consolidated balance sheet as of December 31, 2009 and March 31, 2010:

	December 31, 2009	March 31, 2010
Cash and cash equivalents	$52,500	$56,000
Other current assets	193	275
Property and equipment, net	348	294
Goodwill	121,918	121,918
Intangible assets	199,400	199,400
Other assets	10	10
Current portion of long-term debt, net	3,763	2,105
Accounts payable	4,064	1,450
Accrued expenses	5,526	9,150
Deferred tax liabilities	61,911	60,868
Noncontrolling interest	188,105	179,323

Although Ception is included in our consolidated financial statements, our interest in Ception’s assets is limited to that accorded to us in the agreements with Ception as described above.  For example, Ception’s cash and cash equivalents balance includes $50.0 million of Ception Option Agreement proceeds; Ception retained the right to distribute those cash proceeds to its current stockholders. In April 2010, Ception distributed the $50.0 million cash to its stockholders immediately prior to the closing of the acquisition.  Ception’s creditors have no recourse to the general credit of Cephalon.

BioAssets Development Corporation

Effective November 2009, we signed an agreement with BioAssets Development Corporation (“BDC”) that sets forth our option to acquire BDC.  Under the terms of the option agreement, we paid BDC an upfront payment of $30.0 million. If we exercise the option, we have agreed to pay a total of $12.5 million plus the value of BDC’s net working capital less the amount of any outstanding debt.  BDC stockholders could also receive additional future payments related to regulatory and sales milestones.  We may exercise our option at any time from the closing date of the option agreement until the date that is 60 days after receipt of one-month patient response data from BDC’s Phase II study of etanercept for the treatment of sciatica. Data are anticipated to be available in the second half of 2010.

We have determined that, because of our rights under the BDC option agreement, effective on November 18, 2009, BDC is a variable interest entity for which we are the primary beneficiary.  As a result, as of November 18, 2009 we have included the financial condition and results of operations of BDC in our consolidated financial statements.  However, we do not have an equity interest in BDC and, therefore, we have allocated the BDC losses to noncontrolling interest in the consolidated statement of operations.   If the BDC option expires unexercised, we will deconsolidate BDC and recognize a loss of $30.0 million, equal to our investment in BDC.  BDC did not have a material impact on our revenues or earnings attributable to our Cephalon shareholders for the period ended March 31, 2010 or on a pro forma basis for the periods ended March 31, 2010 and 2009.  BDC is included in our U. S. operating segment.

The following summarizes the carrying amounts and classification of BDC’s assets and liabilities included in our consolidated balance sheet as of December 31, 2009 and March 31, 2010:

	December 31, 2009	March 31, 2010
Cash and cash equivalents	$9,854	$6,707
Accounts receivable	69	3
Other current assets	27	19
Property and equipment, net	18	12
Goodwill	20,391	20,391
Intangible assets	48,000	48,000
Accounts payable	362	56
Accrued expenses	1,817	377
Deferred tax liabilities	18,171	18,032
Noncontrolling interest	28,009	26,668

Although BDC is included in our consolidated financial statements, our interest in BDC’s assets is limited to that accorded to us in the agreements with BDC as described above.  BDC’s creditors have no recourse to the general credit of Cephalon.

3.   RESTRUCTURING

2009 restructuring

In October 2009, we began to restructure our discovery research organization to focus on our pipeline opportunities, primarily in oncology, inflammatory diseases and pain, with an emphasis on our biologic opportunities, wind down our internal research efforts in CNS and reduce our overall cost structure.  As part of this restructuring, we have recently announced worldwide restructuring efforts. Beginning in 2009 and continuing in 2010, we expect to eliminate approximately 82 jobs worldwide through a combination of voluntary resignations and terminations.  As of March 31, 2010, 69 positions have been eliminated.  The total estimated pre-tax costs of these restructuring efforts are $9.7 million.  Total estimated charges and spending related to worldwide restructuring efforts recognized in the consolidated statement of operations and included primarily in the United States segment are as follows:

Three months ended March 31,
2010
Restructuring reserves as of January 1	$7,862
Severance Costs	32
Payments	(6,673)
Restructuring reserves as of March 31	$1,221

CIMA restructuring

On January 15, 2008, we announced a restructuring plan under which we intend to (i) transition manufacturing activities at our CIMA LABS INC. (“CIMA”) facility in Eden Prairie, Minnesota, to our recently expanded manufacturing facility in Salt Lake City, Utah, and (ii) consolidate at CIMA’s Brooklyn Park, Minnesota, facility certain drug delivery research and development activities performed in Salt Lake City. The phased transition of manufacturing activities and the closure of the Eden Prairie facility are expected to be completed in 2011.  The consolidation of drug delivery research and development activities at Brooklyn Park was completed in 2008.  The plan is intended to increase efficiencies in manufacturing and research and development activities, reduce our cost structure and enhance competitiveness.

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

The estimated pre-tax costs of the plan are being recognized between 2008 and 2011 and are included in the United States segment.  Through March 31, 2010, we have incurred a total of $14.2 million related to the restructuring plan.  In addition to the costs described above, we have recognized pre-tax, non-cash accelerated depreciation of plant and equipment at the Eden Prairie facility, which we expect to total approximately $18 million to $20 million.  Through March 31, 2010, we have incurred a total of $15.4 million in accelerated depreciation charges.

	Three months ended March 31,
	2010	2009
Restructuring reserves as of January 1	$7,083	$3,733
Severance costs	527	1,066
Manufacturing and personnel transfer costs	217	571
Payments	(473)	(774)
Restructuring reserves as of March 31	$7,354	$4,596

4.  ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSE

For the three months ended March 31, 2009, we incurred expense of $30.0 million in exchange for the exclusive, worldwide license rights to LUPUZORTM, acquired from ImmuPharma plc (“ImmuPharma”).  We also paid SymBio $0.8 million in exchange for the license rights to bendamustine hydrochloride in China and Hong Kong.

5.  OTHER INCOME (EXPENSE)

Other income (expense), net consisted of the following:

	Three months ended March 31,
	2010	2009
Gains (losses) on foreign exchange derivative instruments	$(6,169)	$5,352
Arana dividend income	—	1,567
Foreign exchange gains (losses)	(1,102)	(380)
Other income (expense), net	$(7,271)	$6,539

In February 2010, Cephalon entered into a foreign exchange forward contract related to the Mepha AG transaction.  This contract protects against fluctuations between the Swiss Franc and the U.S. Dollar. For the period ended March 31, 2010, we recognized a loss of $6.2 million from the decrease in fair value of these foreign exchange contracts. For more information on our acquisition of Mepha, please see Note 17.

In March 2009, Cephalon entered into a foreign exchange forward contract and a foreign exchange option contract related to our Arana transaction.  Together, these contracts protected against fluctuations between the Australian Dollar and the U.S. Dollar.  For the period ended March 31, 2009, we recognized a gain of $5.4 million from the increase in fair value of these foreign exchange contracts.

6.  ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, all of which apply to Cephalon, Inc., consisted of the following:

	March 31, 2010	December 31, 2009
Foreign currency translation gains	$83,125	$112,159
Prior service gains and losses on retirement-related plans	2,010	2,035
Accumulated other comprehensive income	$85,135	$114,194

7.  FAIR VALUE DISCLOSURES

Our non-current investments are recorded on a cost basis.  The carrying values of cash, cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate the respective fair values.  Except for our convertible notes, our debt instruments do not have readily ascertainable market values; however, the carrying values approximate the respective fair values. As of March 31, 2010, the fair value and carrying value of our convertible debt, based on quoted market prices was:

	Fair Value	Carrying Value	Face Value
2.0% convertible senior subordinated notes due June 1, 2015	$1,233,198	$626,082	$820,000
2.5% convertible senior subordinated notes due May 1, 2014	579,375	368,474	500,000
Zero Coupon convertible subordinated notes first putable June 2010	240,095	197,346	199,549

In February 2010, Cephalon entered into a foreign exchange forward contract related to the Mepha AG transaction.  The fair value of this forward contract as of March 31 2010 was immaterial.

8.  INVENTORY, NET

Inventory, net consisted of the following:

	March 31, 2010	December 31, 2009
Raw materials	$29,024	$27,105
Work-in-process	142,527	144,145
Finished goods	65,098	69,326
Total inventory, net	$236,649	$240,576

Over the past few years, we have been developing a manufacturing process for the active pharmaceutical ingredient in NUVIGIL that is more cost effective than our prior process of separating modafinil into armodafinil.  As a result of our plan to manufacture armodafinil in the future using this new process coupled the launch of NUVIGIL in 2009, we assessed the potential impact of these items on certain of our existing agreements to purchase modafinil and recorded a reserve in 2008 for purchase commitments for modafinil raw materials not expected to be utilized as a charge to cost of sales.  As of March 31, 2010, our aggregate future purchase commitments remaining total $15.3 million and our reserve balance for excess purchase commitments is $9.0 million.

9. GOODWILL

Goodwill consisted of the following:

	United States	Europe	Total
December 31, 2009	$486,619	$103,665	$590,284
Foreign currency translation adjustment	—	(6,977)	(6,977)
March 31, 2010	$486,619	$96,688	$583,307

10.  INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

		March 31, 2010			December 31, 2009
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Modafinil developed technology	15 years	$99,000	$54,450	$44,550	$99,000	$52,800	$46,200
DURASOLV technology	14 years	70,000	27,395	42,605	70,000	26,174	43,826
ACTIQ marketing rights	10 – 12 years	83,454	62,961	20,493	83,454	61,091	22,363
GABITRIL product rights	9 – 15 years	107,046	70,819	36,227	107,206	69,126	38,080
TRISENOX product rights	8 – 13 years	112,068	42,174	69,894	112,455	40,172	72,283
AMRIX product rights	18 years	99,303	23,300	76,003	99,303	22,027	77,276
MYOCET trademark	20 years	158,622	33,710	124,912	170,059	34,013	136,046
CINQUIL product rights	Indefinite	199,400	—	199,400	199,400	—	199,400
TNF inhibitor product rights	Indefinite	143,666	—	143,666	141,806	—	141,806
Cephalon Australia royalty agreements*	1 year	22,643	15,095	7,548	22,203	10,361	11,842
VOGALENE/VOGALIB trademark	10 years	53,324	1,270	52,054	53,324	—	53,324
Other product rights	5 – 20 years	316,333	187,761	128,572	326,907	187,496	139,411
		$1,464,859	$518,935	$945,924	$1,485,117	$503,260	$981,857

* As of February 10, 2010, the name of Arana Therapeutics Pty. Ltd. was changed to Cephalon Australia Pty. Ltd.

Intangible assets are amortized over their estimated useful economic life using the straight line method. Amortization expense was $25.8 million and $21.2 million for the three months ended March 31, 2010 and 2009, respectively.

11.  LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31, 2010	December 31, 2009
2.0% convertible senior subordinated notes due June 1, 2015	$820,000	$820,000
Debt discount on 2.0% convertible senior subordinated notes due June 1, 2015	(193,918)	(201,536)
2.5% convertible senior subordinated notes due May 1,2014	500,000	500,000
Debt discount on 2.5% convertible senior subordinated notes due May 1, 2014	(131,526)	(137,907)
Zero Coupon convertible subordinated notes first putable June 2010	199,990	199,968
Debt discount on Zero Coupon convertible subordinated notes first putable June 2010	(2,644)	(5,771)
Capital lease obligations	2,828	3,065
Ception Therapeutics, Inc. obligations	2,105	3,763
Other	564	1,039
Total debt	1,197,399	1,182,621
Less current portion	(827,594)	(818,925)
Total long-term debt	$369,805	$363,696

Convertible Notes

The liability component of our convertible notes will be classified as current liabilities and presented in current portion of long-term debt and the equity component of our convertible debt will be considered a redeemable security and presented as redeemable equity on our consolidated balance sheet if our debt is considered current at the balance sheet date.

At March 31, 2010, our stock price was $67.78 and, therefore, the 2.0% Notes are considered to be current liabilities based on conversion price and are presented in current portion of long-term debt on our consolidated balance sheet.  At March 31, 2010 and December 31, 2009, the 2010 Zero Coupon Notes are presented in current portion of long-term debt based on maturity date.  At December 31, 2009, our stock price was $62.42, and, therefore, the 2.0% Notes are considered to be current liabilities based on conversion price and are presented in current portion of long-term debt on our consolidated balance sheet.

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

12.  LEGAL PROCEEDINGS AND OTHER MATTERS

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

We also received rights to certain modafinil-related intellectual property developed by each party and in exchange for these rights, we agreed to make payments to Barr, Mylan, Ranbaxy and Teva collectively totaling up to $136.0 million, consisting of upfront payments, milestones and royalties on net sales of our modafinil products. In order to maintain an adequate supply of the active drug substance modafinil, we entered into agreements with three modafinil suppliers whereby we have agreed to purchase minimum amounts of modafinil through 2012, with aggregate remaining purchase commitments totaling $15.3 million as of March 31, 2010. See Note 8 for additional details.

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

Separately, in June 2006, Apotex, Inc., a subsequent ANDA filer seeking FDA approval of a generic form of modafinil, filed suit against us, also in the EDPA, alleging similar violations of antitrust laws and state law. Apotex asserts that the PROVIGIL settlement agreements improperly prevent it from obtaining FDA approval of its ANDA, and seeks monetary and equitable remedies. Apotex also seeks a declaratory judgment that the ‘516 Patent is invalid, unenforceable and/or not infringed by its proposed generic. In May 2009, Apotex also filed a declaratory judgment complaint in the EDPA that our U.S. Patent No. 7,297,346 (the “‘346 Patent”) is invalid, unenforceable and/or not infringed by its proposed generic. The ‘346 Patent covers pharmaceutical compositions of modafinil and expires in May 2024. Separately, in April 2008, the Federal Court of Canada dismissed our application to prevent regulatory approval of Apotex’s generic modafinil tablets in Canada. We have learned that Apotex has launched its generic modafinil tablets in Canada, and in April 2009 we filed a patent infringement lawsuit against Apotex in Canada. We believe that the private antitrust complaints described in the preceding paragraph and the Apotex antitrust and declaratory judgment complaints are without merit. While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

In August 2009, the private antitrust class (e.g. the direct and indirect purchasers), Apotex and the FTC filed amended complaints and, subsequently, we filed motions to dismiss each amended complaint. The private antitrust class, Apotex and the FTC have filed responses to our motions to dismiss. In March 2010, the EDPA denied our motions to dismiss each amended complaint. The EDPA has scheduled a trial for the Apotex matter to begin in March 2011.

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

In the first quarter 2010, we understand that generic versions of modafinil have been launched in Portugal, Sweden and Denmark.  We are currently investigating these launches and intend to vigorously enforce our intellectual property rights.

The EU Commission is conducting a pharmaceutical sector inquiry of over 100 companies regarding, among other matters, settlements by branded pharmaceutical companies (such as Cephalon) with generic pharmaceutical companies. We are cooperating with the EU Commission’s inquiry and have provided questionnaire responses regarding our business and documents related to our PROVIGIL settlement with Teva’s UK affiliate in 2005.

NUVIGIL Patent Litigation

In December 2009, January 2010 and February 2010, we filed patent infringement lawsuits against six companies—Teva, Actavis, Mylan, Watson, Sandoz and Lupin—based upon the abbreviated new drug applications (“ANDA”) filed by each of these firms with the FDA seeking approval to market a generic form of armodafinil. The lawsuits claimed infringement of our ‘570 Patent, ‘346 Patent and ‘516 Patent. Cephalon has a three-year period of marketing exclusivity for NUVIGIL that extends until June 15, 2010. In addition, including the six-month pediatric extension, the ‘516 Patent, the ‘346 Patent, and the ‘570 Patent expire on April 6, 2015, May 29, 2024, and June 18, 2024, respectively.

Under the provisions of the Hatch-Waxman Act, the filing of the Teva, Actavis, Mylan, Watson, Sandoz, and Lupin lawsuits stays any FDA approval of the applicable ANDA until the earlier of entry of a district court judgment in favor of the ANDA holder or 30 months from the date of our receipt of the respective Paragraph IV certification letter.  Assuming no earlier district court judgment, the earliest the 30-month stay will expire is in May 2012.

AMRIX Patent Litigation

In October 2008, Cephalon and Eurand, Inc. (“Eurand”), received Paragraph IV certification letters relating to ANDAs submitted to the FDA by Mylan and Barr, each requesting approval to market and sell a generic version of the 15 mg and 30 mg strengths of AMRIX. In November 2008, we received a similar certification letter from Impax Laboratories, Inc. Mylan and Impax each allege that the U.S. Patent Number 7,387,793 (the “Eurand Patent”), entitled “Modified Release Dosage Forms of Skeletal Muscle Relaxants,” issued to Eurand will not be infringed by the manufacture, use or sale of the product described in the applicable ANDA and reserves the right to challenge the validity and/or enforceability of the Eurand Patent. Barr alleges that the Eurand Patent is invalid, unenforceable and/or will not be infringed by its manufacture, use or sale of the product described in its ANDA. The Eurand Patent does not expire until February 26, 2025. In late November 2008, Cephalon and Eurand filed a lawsuit in U.S. District Court in Delaware against Mylan (and its parent) and Barr (and its parent) for infringement of the Eurand Patent. In January 2009, Cephalon and Eurand filed a lawsuit in U.S. District Court in Delaware against Impax for infringement of the Eurand Patent.  Trial for the Mylan, Barr and Impax matters is scheduled for September 2010.

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

Under the provisions of the Hatch-Waxman Act, the filing of the Mylan, Barr, Impax and Anchen lawsuits stays any FDA approval of the applicable ANDA until the earlier of entry of a district court judgment in favor of the ANDA holder or 30 months from the date of our receipt of the respective Paragraph IV certification letter.   Assuming no earlier district court judgment, the earliest the 30-month stay will expire is in April 2011.

FENTORA Patent Litigation

In April 2008, June 2008 and January 2010, we received Paragraph IV certification letters relating to ANDAs submitted to the FDA by Watson Laboratories, Inc., Barr and Sandoz, respectively, requesting approval to market and sell a generic equivalent of FENTORA. Both Watson and Barr allege that our U.S. Patent Numbers 6,200,604 and 6,974,590 covering FENTORA are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of the product described in their respective ANDAs. The 6,200,604 and 6,974,590 patents cover methods of use for FENTORA and do not expire until 2019. In June 2008, July 2008 and January 2010, we and our wholly-owned subsidiary, CIMA, filed lawsuits in U.S. District Court in Delaware against Watson, Barr and Sandoz for infringement of these patents.  Trial for the Watson matter is scheduled for May 2010.

In November 2009, we entered into a binding agreement-in-principle (the “Barr Agreement”) with Barr to settle its pending patent infringement lawsuit related to FENTORA. The Barr Agreement does not affect the status of our separate FENTORA patent litigation with Watson pending in the U.S. District Court in Delaware. In connection with the Barr Agreement, we will grant Barr a non-exclusive, royalty-free right to market and sell a generic version of FENTORA in the United States. Barr’s license will become effective in October 2018. If another generic version of FENTORA enters the U.S. market prior to October 2018, Barr may enter the U.S. market on the same date, subject to the expiration of any applicable regulatory exclusivities of any first filer with respect to FENTORA and subject, in certain circumstances, to the payment of royalties to us. Upon execution of the definitive written agreement giving effect to the terms of the Barr Agreement (the “Definitive Agreement”), the parties will file dismissals with prejudice with the United States District Court for the District of Delaware, which will conclude the pending FENTORA patent litigation with Barr. We have filed the Barr Agreement (and, once executed, will file the Definitive Agreement) with both the FTC and the Antitrust Division of the DOJ as required by the Medicare Prescription Drug, Improvement and Modernization Act of 2003. There can be no assurance that the FTC and/or the DOJ will not raise objections to, or request modifications to, the Barr Agreement and the Definitive Agreement; that any such modifications will be acceptable to the parties; or that the Barr Agreement and the Definitive Agreement will continue to be effective on the terms currently proposed or at all.

Under the provisions of the Hatch-Waxman Act, the filing of the Watson, Barr and Sandoz lawsuits stays any FDA approval of the applicable ANDA until the earlier of entry of a district court judgment in favor of the ANDA holder or 30 months from the date of our receipt of the respective Paragraph IV certification letter.  Assuming no earlier district court judgment, the earliest the 30-month stay will expire is in October 2010.

While we intend to vigorously defend the NUVIGIL, AMRIX and FENTORA intellectual property rights, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

U.S. Attorney’s Office and Related Matters

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

DURASOLV

In the third quarter of 2007, the U.S. Patent and Trademark Office (“PTO”) notified us that, in response to re-examination petitions filed by a third party, the Examiner rejected the claims in the two U.S. patents for our DURASOLV ODT technology. We disagree with the Examiner’s position, and we filed notices of appeal to the Board of Patent Appeals of the PTO’s decisions in the fourth quarter of 2007 regarding one patent and in the second quarter of 2008 regarding the second patent. In September 2009, the Board affirmed the Examiner’s position with respect to one of the DURASOLV patents. We have requested reconsideration from the Board and are awaiting the Board’s response.  We have the right to appeal from the Board and, as of the filing date of this report, we are awaiting a hearing and a determination with respect to our appeal regarding the other patent. These efforts will be both expensive and time consuming and, ultimately, due to the nature of patent appeals, there can be no assurance that these efforts will be successful. The invalidity of the DURASOLV patents could reduce our ability to enter into new contracts with regard to our drug delivery business.

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

Other Commitments

We have committed to make potential future “milestone” payments to third parties as part of our in-licensing and development programs primarily in the area of research and development agreements.  Payments generally become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones.  Because the achievement of these milestones is neither probable or reasonably estimable, we have not recorded a liability on our balance sheet for any such contingencies.  As of March 31, 2010, the potential milestone and other contingency payments due under current contractual agreements are $1.7 billion.

13.  STOCK-BASED COMPENSATION

Total stock-based compensation expense recognized in the consolidated statement of operations is as follows:

	Three months ended March 31,
	2010	2009
Stock option expense	$4,470	$6,230
G Restricted stock unit expense	4,360	5,330
Total stock-based compensation*	$8,830	$11,560
Total stock-based compensation expense after-tax	$5,801	$7,514

*For the three months ended March 31, 2010 and 2009, total stock-based compensation is allocated 4% to cost of sales, 38% to research and development and 58% to selling, general and administrative expenses based on the employees’ compensation allocation between these line items.

Stock based compensation expense decreased for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 due to a higher level of forfeitures in the three months ended March 31, 2010.

14.    INCOME TAXES

For the three months ended March 31, 2010, we recognized $48.3 million of income tax expense on income before income taxes of $148.6 million, resulting in an overall effective tax rate of 32.5 percent.

The Internal Revenue Service (“IRS”) currently is examining Cephalon, Inc.’s 2006 and 2007 U.S. federal income tax returns.  Zeneus Pharma S.a.r.L. is under examination by the French Tax Authorities for 2003 and 2004, while Cephalon France SAS is also under examination by the French Tax Authorities for 2007 and 2008.  Cephalon Gmbh, in Germany, is under examination for 2004 to 2006.  Our filings in the United Kingdom remain open to examination for 2007 to 2009.  In other significant foreign jurisdictions, the tax years that remains open for potential examination range from 2001 to 2009.  We do not believe at this time that the results of these examinations will have a material impact on the financial statements.

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

In 2010, we received $16.0 million in federal tax refunds of previously paid federal taxes.  This refund was due to the carryback of unused federal tax credits from the tax year ending December 31, 2008. In 2009, we received $67.3 million in federal tax refunds of previously paid federal taxes. This refund was principally due to the tax benefit relating to the termination of our collaboration with Alkermes and the settlement with the USAO.

15.    EARNINGS PER SHARE (“EPS”)

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

We have entered into convertible note hedge and warrant agreements that, in combination, have the economic effect of reducing the dilutive impact of the 2.0% Notes, 2.5% Notes and the 2010 Zero Coupon Notes. However, we are required to analyze separately the impact of the convertible note hedge and warrant agreements on diluted EPS. As a result, the purchases of the convertible note hedges are excluded because their impact will be anti-dilutive.  The impact of the warrants is computed using the treasury stock method.

The number of shares included in the diluted EPS calculation for the convertible subordinated notes and warrants is as follows:

	Three months ended
	March 31,
	2010	2009
Average market price per share of Cephalon stock	$67.43	$72.24

Shares included in diluted EPS calculation:
2.0% Notes	5,398	6,208
Zero Coupon Notes	572	769
Warrants related to 2.0% Notes	—	1,178
Warrants related to 2010 Zero Coupon Notes	—	8
Other	1	1
Total	5,971	8,164

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted income per common share:

	Three months ended March 31,
	2010	2009
Basic income per common share computation:
Numerator:
Net income used for basic income per common share	$110,565	$58,583
Denominator:
Weighted average shares used for basic income per common share	74,990	68,792

Basic income per common share	$1.47	$0.85

	Three months ended March 31,
	2010	2009
Diluted income per common share computation:
Numerator:
Net income used for basic income per common share	$110,565	$58,583
Denominator:
Weighted average shares used for basic income per common share	74,990	68,792
Effect of dilutive securities:
Convertible subordinated notes and warrants	5,971	8,164
Employee stock options and restricted stock units	850	1,037
Weighted average shares used for diluted income per common share	81,811	77,993

Diluted income per common share	$1.35	$0.75

The following reconciliation shows the shares excluded from the calculation of diluted income per common share as the inclusion of such shares would be anti-dilutive:

	Three months ended
	March 31,
	2010	2009
Weighted average shares excluded:
Convertible subordinated notes and warrants	28,337	23,232
Employee stock options and restricted stock units	4,804	3,008
	33,141	26,240

16.  SEGMENT AND SUBSIDIARY INFORMATION

Revenues for the three months ended March 31:

	2010			2009
	United States	Europe	Total	United States	Europe	Total
Net Sales:
PROVIGIL*	$244,601	$17,850	$262,451	$238,429	$14,933	$253,362
NUVIGIL	34,922	—	34,922	—	—	—
GABITRIL	8,299	1,462	9,761	14,749	1,505	16,254
CNS	287,822	19,312	307,134	253,178	16,438	269,616

ACTIQ	14,940	18,491	33,431	21,412	16,752	38,164
Generic OTFC	12,779	—	12,779	24,112	—	24,112
FENTORA**	38,480	3,729	42,209	33,290	423	33,713
AMRIX	25,135	—	25,135	26,237	—	26,237
Pain	91,334	22,220	113,554	105,051	17,175	122,226

TREANDA	81,257	—	81,257	50,197	—	50,197
Other Oncology	4,555	24,198	28,753	5,326	21,032	26,358
Oncology	85,812	24,198	110,010	55,523	21,032	76,555

Other	9,460	36,523	45,983	11,155	34,814	45,969
Total Net Sales	474,428	102,253	576,681	424,907	89,459	514,366
Other Revenues	15,784	4,120	19,904	5,623	(21)	5,602
Total External Revenues	490,212	106,373	596,585	430,530	89,438	519,968
Inter-Segment Revenues	8,919	—	8,919	5,705	172	5,877
Elimination of Inter-Segment Revenues	(8,919)	—	(8,919)	(5,705)	(172)	(5,877)
Total Revenues	$490,212	$106,373	$596,585	$430,530	$89,438	$519,968

* Marketed under the name MODIODAL® (modafinil) in France and under the name VIGIL® (modafinil) in Germany.

** Marketed under the name EFFENTORA® (fentanyl buccal tablet) in Europe.

Income (loss) before income taxes for the three months ended March 31:

	2010	2009
United States	$141,842	$113,965
Europe	6,806	(37,129)
Total	$148,648	$76,836

Total assets:

	March 31, 2010	December 31, 2009
United States	$4,038,223	$3,896,131
Europe	748,051	761,964
Total	$4,786,274	$4,658,095

17.  SUBSEQUENT EVENTS

Mepha AG

In April 2010, we acquired all of the issued share capital of Mepha AG (“Mepha”), a privately-held, Swiss-based pharmaceutical company, for a final purchase price of CHF 622.5 million plus contractual purchase price adjustments of CHF 26.4 million for a total of CHF 648.9 million (or approximately US$606 million) in cash, funded from our available cash on hand.   Founded in 1949, Mepha markets branded and non-branded generics as well as specialty products in more than 50 countries. Mepha has operational subsidiaries in Portugal and the Baltics. Through partnerships, Mepha markets its products in other European countries, in the Middle East, Africa, South and Central America as well as in Asia. Mepha has approximately 700 full-time employees, 500 of them in Switzerland, and approximately 300 contractors.

As of the date of this filing, we are still gathering information to allocate the purchase price to the assets acquired and liabilities assumed.

Ception Therapeutics, Inc.

In April 2010, we acquired privately-held Ception Therapeutics, Inc. for $250.0 million.  For more information on Ception, please see Note 2.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2009.

EXECUTIVE SUMMARY

Cephalon, Inc. is an international biopharmaceutical company dedicated to the discovery, development and commercialization of innovative products in four core therapeutic areas: central nervous system (“CNS”), pain, oncology and inflammatory disease. In addition to conducting an active research and development program, we market seven proprietary products in the United States and numerous products in various countries throughout Europe and the world.  Consistent with our core therapeutic areas, we have aligned our approximately 770-person U.S. field sales and sales management teams by area.  We have a sales and marketing organization numbering approximately 320 persons that supports our presence in nearly 50 countries in Europe, the Middle East and Africa and have a strong presence in the five key European pharmaceutical markets: France, Germany, Italy, Spain and the United Kingdom, and affiliates in Benelux and Poland.

In April 2010, we acquired all of the issued share capital of Mepha AG (“Mepha”), a privately-held, Swiss-based pharmaceutical company, for a final purchase price of CHF 622.5 million plus contractual purchase price adjustments of CHF 26.4 million for a total of CHF 648.9 million (or approximately US$606 million) in cash, funded from our available cash on hand.  Founded in 1949, Mepha markets branded and non-branded generics as well as specialty products in more than 50 countries. Mepha develops and manufactures its products in Aesch/Basel, Switzerland with a focus on Swiss-quality standards. Mepha’s research and development focuses on the development of improved and innovative generics providing additional benefits for patients. Mepha is also active in malaria research, offering innovative life-saving therapies for adults and children.  Mepha is the leading company on the Swiss generic market, with more than 120 products in over 500 packaging forms. Mepha has operational subsidiaries in Portugal and the Baltics. Through partnerships, Mepha markets its products in other European countries, in the Middle East, Africa, South and Central America as well as in Asia. Mepha has approximately 700 full-time employees, 500 of them in Switzerland, and approximately 300 contractors.

In April 2010, we acquired privately-held Ception Therapeutics, Inc. for $250.0 million.  We also advanced $25.0 million in financing to Ception prior to the acquisition, for which the Ception stockholders were not required to (and therefore did not) repay at the closing of the acquisition. Ception stockholders also could receive (i) additional payments related to clinical and regulatory milestones and (ii) royalties related to net sales of products developed from Ception’s program to discover small molecule, orally-active, anti-TNF (tumor necrosis factor) receptor agents.  A Phase II clinical trial of Ception’s lead compound, CINQUIL™ (reslizumab), in 106 patients demonstrated improved asthma control in adult patients with moderate to severe asthma and eosinophilic airway inflammation, as measured by the primary study endpoint, a change in Asthma-Control -Questionnaire or ACQ score (p=0.054). In addition, an analysis of the FEV1, a measure of lung function, showed a statistically significant improvement with CINQUIL compared to placebo (p= 0.002).  We expect to begin a Phase III clinical trial for the treatment of eosinophilic asthma by the end of 2010.

We also have recently completed other transactions designed to build a portfolio of potential products targeted to treat inflammatory diseases.  In 2009, we (i) acquired Arana Therapeutics Limited, an Australian company, whose lead human framework domain antibody construct compound, CEP-37247, is in Phase II development for patients with certain inflammatory diseases; (ii) acquired an exclusive, worldwide license to the ImmuPharma investigational compound, LUPUZOR™, which is in Phase IIb development for the treatment of systemic lupus erythematosus; and (iii) purchased an option to acquire privately-held BioAssets Development Corporation, which has an intellectual property estate around use of TNF inhibitors for sciatic pain in patients with intervertebral disk herniation, as well as other spinal disorders, which intellectual property we expect to utilize to develop CEP-37247 as a possible treatment of sciatica.

Our most significant products are our wakefulness products, PROVIGIL® (modafinil) Tablets [C-IV] and NUVIGIL® (armodafinil) Tablets [C-IV].  PROVIGIL comprised 46% of our total consolidated net sales for the three months ended March 31, 2010, of which 93% was in the U.S. market.  NUVIGIL comprised 6% of our total consolidated net sales for the three months ended March 31, 2010, all of which were in the U.S. market. In June 2007, we secured final U.S. Food and Drug Administration (the “FDA”) approval of the NUVIGIL indication for the treatment of excessive sleepiness associated with narcolepsy, obstructive sleep apnea/hypopnea syndrome (“OSA/HS”) and shift work sleep disorder (“SWSD”). We launched NUVIGIL on June 1, 2009.  In March 2009, we announced positive results from a Phase II clinical trial of NUVIGIL as adjunctive therapy for treating major depressive disorder in adults with bipolar I disorder and our plan to advance to Phase III trials for this indication.  In April 2009, we announced positive results from a Phase III clinical trial of NUVIGIL as a treatment for excessive sleepiness associated with jet lag disorder and filed a supplemental new drug application (an “sNDA”) for this indication with the FDA in June 2009.  Together with the FDA, we designed a special protocol assessment (“SPA”) intended to evaluate the experience of a typical eastbound airline traveler.  We believe the results of the Phase III clinical trial met the requirements of the SPA.  In March 2010, we received a complete response letter from the FDA that raised questions regarding the robustness of the Patient Global Impression of Severity (PGI-S) data, one of the two primary endpoints set forth in the SPA for this clinical trial. We have scheduled a meeting with the FDA in May 2010 to discuss the complete response letter.  In May 2009, we announced positive results from a Phase IV study of NUVIGIL in obstructive sleep apnea and co-morbid major depressive disorder requiring ongoing antidepressant therapy.

On a combined basis, our two next most significant products are FENTORA® (fentanyl buccal tablet) [C-II] and ACTIQ® (oral transmucosal fentanyl citrate) [C-II] (including our generic version of ACTIQ (“generic OTFC”)).  Together, these products comprise 15% of our total consolidated net sales for the three months ended March 31, 2010, of which 75% was in the U.S. market.   In October 2006, we launched FENTORA in the United States.  FENTORA is indicated for the management of breakthrough pain in patients with cancer who are already receiving and are tolerant to opioid therapy for their underlying persistent cancer pain.  In April 2008, we received marketing authorization from the European Commission for EFFENTORA™ for the same indication as FENTORA and launched the product in certain European countries in January 2009. We have focused our clinical strategy for FENTORA on studying the product in opioid-tolerant patients with breakthrough pain associated with chronic pain conditions, such as neuropathic pain and back pain.  In November 2007, we submitted an sNDA to the FDA seeking approval to market FENTORA for the management of breakthrough pain in opioid tolerant patients with chronic pain conditions.  In early April 2009, we submitted a Risk Evaluation and Mitigation Strategy (the “REMS Program”) with respect to FENTORA. Subject to the timing and nature of further discussions with the FDA, we expect to receive a response from the FDA regarding the FENTORA REMS Program by the middle of 2010.  With respect to ACTIQ, its sales have been meaningfully eroded by the launch of FENTORA and by generic OTFC products sold since June 2006 by Barr Laboratories, Inc. and by us through our sales agent, Watson Pharmaceuticals, Inc.  We expect this erosion will continue.  In September 2009, our obligation to supply Barr with generic OTFC ended pursuant to the terms of a license and supply agreement we entered into with Barr in July 2004.  We understand that in October 2009 the FDA approved ANDAs by Barr and by Covidien to market and sell generic OTFC and that Covidien launched its generic OTFC in the United States in March 2010.  We submitted our REMS Program for ACTIQ and generic OTFC in early April 2009.  We expect to receive a response from the FDA by the middle of 2010.

In March 2008, the FDA granted approval for TREANDA® (bendamustine hydrochloride) for the treatment of patients with chronic lymphocytic leukemia (“CLL”) and, in April 2008, the product was launched.  In October 2008, we received FDA approval of TREANDA for treatment of patients with indolent B-cell non-Hodgkin’s lymphoma (“NHL”) who have progressed during or within six months of treatment with rituximab or a rituximab-containing regimen.  TREANDA comprised 14% of our total consolidated net sales for the three months ended March 31, 2010, all of which were in the U.S. market.  While not a currently approved indication by the FDA, TREANDA was recently listed in the 2010 NCCN clinical practice guidelines as a front-line treatment for NHL.  We believe the guidelines listing was the result of an independent Phase III clinical study conducted by the German Study Group for Indolent Lymphomas (“StiL Group”) in Giessen, Germany.  The StiL Group’s study results announced in December 2009 indicated better tolerability and more than a 20-month improvement in median progression free survival in patients treated with TREANDA in combination with rituximab versus cyclophosphamide, doxorubicin, vincristine, and prednisolone (commonly known as CHOP) in combination with rituximab for the first-line treatment of patients with advanced follicular, indolent, and mantle cell lymphomas, each of which is not currently an FDA-approved indication. We are working with the StiL Group to determine if its study results can be filed with the FDA to support an sNDA for TREANDA for the treatment of front-line NHL.  Separately, we have begun enrolling patients in our own Phase III study of TREANDA for the treatment of front-line NHL.

In August 2007, we acquired exclusive North American rights to AMRIX® (cyclobenzaprine hydrochloride extended-release capsules) from E. Claiborne Robins Company, Inc., a privately-held company d/b/a ECR Pharmaceuticals (“ECR”).  Two dosage strengths of AMRIX (15 mg and 30 mg) were approved in February 2007 by the FDA for short-term use as an adjunct to rest and physical therapy for relief of muscle spasm associated with acute, painful musculoskeletal conditions.  We made the product available in the United States in October 2007 and commenced a full U.S. launch in November 2007.  In June 2008, the U.S. Patent and Trademark Office (the “PTO”) issued a pharmaceutical formulation patent for AMRIX, which expires in February 2025.  In July 2009, the PTO issued a notice of allowance for an additional pharmaceutical formulation patent application for AMRIX.  In October 2009, after further review, the PTO rejected that patent application.  We have appealed that decision.

We are or may become a party to litigation in the ordinary course of our business, including, among others, matters alleging employment discrimination, product liability, patent or other intellectual property rights infringement, patent invalidity or breach of commercial contract.  In particular, as a biopharmaceutical company, our future success is highly dependent on obtaining and maintaining patent protection or regulatory exclusivity for our products and technology. In that regard, we are currently engaged in lawsuits with respect to generic company challenges to the validity and/or enforceability of our patents covering AMRIX, FENTORA and NUVIGIL. Trials for the Watson FENTORA ANDA matter and the Mylan, Barr and Impax AMRIX ANDA matters are scheduled for May 2010 and September 2010, respectively. In the first quarter of 2010, we understand that generic versions of modafinil have been launched in Portugal, Sweden and Denmark.  We intend to vigorously defend and enforce the validity, and prevent infringement, of our patents. The loss of patent protection or regulatory exclusivity on any of our existing products, whether by third-party challenge, invalidation, circumvention, license or expiration, could materially impact our results of operations.   For more information regarding these matters, please see Note 12 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

RESULTS OF OPERATIONS

(In thousands)

Three months ended March 31, 2010 compared to three months ended March 31, 2009:

	Three months ended
	March 31,
	2010			2009			% Increase (Decrease)
	United States	Europe	Total	United States	Europe	Total	United States	Europe	Total
Net Sales:
PROVIGIL*	$244,601	$17,850	$262,451	$238,429	$14,933	$253,362	3%	20%	4%
NUVIGIL	34,922	—	34,922	—	—	—	—	—	—
GABITRIL	8,299	1,462	9,761	14,749	1,505	16,254	(44)	(3)	(40)
CNS	287,822	19,312	307,134	253,178	16,438	269,616	14	17	14

ACTIQ	14,940	18,491	33,431	21,412	16,752	38,164	(30)	10	(12)
Generic OTFC	12,779	—	12,779	24,112	—	24,112	(47)	—	(47)
FENTORA**	38,480	3,729	42,209	33,290	423	33,713	16	782	25
AMRIX	25,135	—	25,135	26,237	—	26,237	(4)	—	(4)
Pain	91,334	22,220	113,554	105,051	17,175	122,226	(13)	29	(7)

TREANDA	81,257	—	81,257	50,197	—	50,197	62	—	62
Other Oncology	4,555	24,198	28,753	5,326	21,032	26,358	(14)	15	9
Oncology	85,812	24,198	110,010	55,523	21,032	76,555	55	15	44

Other	9,460	36,523	45,983	11,155	34,814	45,969	(15)	5	—
Total Net Sales	474,428	102,253	576,681	424,907	89,459	514,366	12	14	12
Other Revenues	15,784	4,120	19,904	5,623	(21)	5,602	181	—	255
Total Revenues	$490,212	$106,373	$596,585	$430,530	$89,438	$519,968	14%	19%	15%

* Marketed under the name MODIODAL® (modafinil) in France and under the name VIGIL® (modafinil) in Germany.

** Marketed under the name EFFENTORA® (fentanyl buccal tablet) in Europe.

Net Sales—In the United States, we sell our proprietary products to pharmaceutical wholesalers, the largest three of which accounted for 77% of our total consolidated gross sales for the three months ended March 31, 2010.  Decisions made by these wholesalers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) can materially affect the level of our sales in any particular period and thus may not necessarily correlate to the number of prescriptions written for our products as reported by IMS Health Incorporated.

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

As of March 31, 2010, we received information from substantially all of our U.S. wholesaler customers about the levels of inventory they held for our U.S. branded products. Based on this information, which we have not independently verified, we believe that total inventory held at these wholesalers is approximately two to three weeks supply of our U.S. branded products at our current sales levels.  Based on a retail inventory survey in June 2009, we believe that our generic OTFC inventory held at wholesalers and retailers is approximately three months. We do not expect that potential future fluctuations in inventory levels of generic OTFC held by retailers will have a significant impact on our financial position and results of operations.

For the three months ended March 31, 2010, in addition to the factors addressed below, net sales were also impacted by changes in the product sales allowances deducted from gross sales as described further below and by changes in the relative levels of the number of units of inventory held at wholesalers and retailers. Increases in foreign exchange rates versus the U.S. dollar caused a 5% increase in European net sales as compared to the three months ended March 31, 2009.  The other key factors that contributed to the increase in net sales, period to period, are summarized by product as follows:

•                  In CNS, net sales increased 14 percent.  Net sales of NUVIGIL, launched in June 2009, contributed to a 17% increase in CNS net sales in the U.S.  PROVIGIL net sales in the U.S. increased 3% due to price increases in 2009, offset by a decline in unit sales due to the introduction of NUVIGIL and the transition of our marketing support from PROVIGIL to NUVIGIL.  For the three months ended March 31, 2010, NUVIGIL represented 26% of the combined NUVIGIL/PROVIGIL prescriptions. European net sales of PROVIGIL increased 20% due to increased unit sales and the favorable effect of exchange rates. Net sales of GABITRIL, a non-promoted product, decreased 44% in the U.S and 3% in Europe. In the U.S., the decrease in prescriptions was partially offset by a 10% price increase in November 2009.

•                  In Pain, net sales decreased 7 percent. Net sales of our pain products have been negatively impacted by an overall decline in the rapid onset opioid market.  Net sales of FENTORA increased 25%, due to the introduction of FENTORA in Europe and U.S. price increases during 2009, partially offset by decreased unit sales in the U.S.  Net sales of ACTIQ in the U.S. decreased by 30% due to loss of market share to generic competition, partially offset by price increases in November 2009.  Net sales of our own generic OTFC and shipments of our generic OTFC to Barr decreased 47 percent.  In September 2009, our obligation to supply Barr with generic OTFC ended pursuant to the terms of a license and supply agreement we entered into with Barr in July 2004.  Net sales of ACTIQ in Europe increased 10% due to an increase in unit sales and the favorable effect of exchange rates.  Net sales of AMRIX decreased 4% due to decreases in unit sales and increases in reserves (primarily coupons), offset by a 5% price increase in November 2009.

•                  In Oncology, net sales increased 44 percent. This increase was attributable to the growth of TREANDA, which launched in April 2008.  Net sales of our European oncology products increased 15%, due primarily to increases in unit sales of MYOCET. Throughout 2010, we expect Oncology net sales to exceed prior year amounts due to the increased acceptance of TREANDA, resulting in increased sales levels.

•                  Other net sales maintained their prior year levels primarily due to increases in unit sales of SPASFON, offset by decreases to our revenues earned from our collaborative arrangements with pharmaceutical or biotech companies to develop and produce orally disintegrating tablets.

Other Revenues—The increase of 255% from period to period is primarily due to license royalties earned by Cephalon Australia, the majority of which will expire by the end of the second quarter of 2010, and revenues earned from VOGALENE/VOGALIB, which we purchased from UCB Pharma France in December 2009.

Analysis of gross sales to net sales—The following table presents the product sales allowances deducted from gross sales to arrive at a net sales figure:

	Three months ended
	March 31,
	2010	2009	Change	% Change
Gross sales	$657,050	$583,159	$73,891	13%
Product sales allowances:
Prompt payment discounts	11,154	9,761	1,393	14
Wholesaler discounts	3,826	3,939	(113)	(3)
Returns	11,673	13,214	(1,541)	(12)
Coupons	7,659	3,198	4,461	139
Medicaid discounts	13,590	11,646	1,944	17
Managed care and governmental contracts	32,467	27,035	5,432	20
	80,369	68,793	11,576
Net sales	$576,681	$514,366	62,315	12%
Product sales allowances as a percentage of gross sales	12.2%	11.8%

Prompt payment discounts increased for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 due to the increase in net sales. Wholesaler discounts decreased as a result of the utilization of credits issued by our wholesalers in the first quarter of 2010, following price increases in November 2009. Returns decreased as a result of decreased returns experience related to ACTIQ, OTFC, and FENTORA, offset by increases in returns experience for PROVIGIL. Coupons increased period over period as a result of the NUVIGIL coupon program, which launched in the second quarter of 2009, and an increase in AMRIX coupon activity, partially offset by the termination of the PROVIGIL coupon program in the second quarter of 2009.

Medicaid discounts increased for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 due to the $2.2 million effect from the recently-enacted U.S. health care reform law, which increased reimbursement rates from 15.1 to 23.1 percent. Managed care and governmental contracts increased for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 due to increases in Federal Chargeback from PROVIGIL price increases and increases in sales of TREANDA, offset by a decrease in our DOD Tricare expense. In the future, we expect product sales allowances as a percentage of gross sales to trend upward due to the impact of price increases on Medicaid discounts and potential increases related to Medicaid, managed care and governmental contracts sales.

	Three months ended
	March 31,
	2010	2009	Change	% Change
Costs and expenses:
Cost of sales	$105,043	$97,770	7,273	7%
Research and development	105,377	103,024	2,353	2
Selling, general and administrative	204,641	200,590	4,051	2
Restructuring charges	744	1,637	(893)	(55)
Acquired in-process research and development	—	30,750	(30,750)	(100)
	$415,805	$433,771	(17,966)	(4)%

Cost of Sales—The cost of sales was 18.2% of net sales for the three months ended March 31, 2010 and 19.0% of net sales for the three months ended March 31, 2009.  Cost of sales increased 7% due to the launch of NUVIGIL in the second quarter of 2009 and increases in TREANDA sales, offset by a decrease in PROVIGIL costs as we fully satisfied royalty contractual commitments to TEVA during July 2009.  For the three months ended March 31, 2010 and 2009, we recognized $25.8 million and $21.2 million of amortization expense included in cost of sales, respectively. Amortization expense increased primarily due to the amortization of intangible assets recognized in connection with the acquisition of Arana and VOGALENE/VOGALIB, for which there was no equivalent amortization expense in the first quarter of 2009.  We recorded accelerated depreciation charges of $5.2 million and $4.5 million in the first quarter of 2010 and 2009, respectively.

Research and Development Expenses—Research and development (“R&D”) expenses increased $2.4 million, or 2%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This increase is primarily attributable to R&D activities of $5.4 million at Cephalon Australia. For the three months ended March 31, 2010 and 2009, we recognized $6.2 million and $6.3 million of depreciation expense included in research and development expenses, respectively.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $4.1 million, or 2% for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, primarily due to increases in marketing expenses for NUVIGIL, offset by lower selling expenses for both PROVIGIL and AMRIX. For the three months ended March 31, 2010 and 2009, we recognized $6.6 million and $5.8 million of depreciation expense included in selling, general and administrative expenses, respectively.

Acquired in-process research and development—For the three months ended March 31, 2009, we incurred expense of $30.0 million in exchange for the exclusive, worldwide license rights to LUPUZOR, acquired from ImmuPharma plc.  We also paid SymBio Pharmaceuticals Limited (“SymBio”) $0.8 million in exchange for the exclusive sublicense to bendamustine hydrochloride in China and Hong Kong.

Restructuring charges—For the three months ended March 31, 2010 and 2009, we recorded $0.7 million and $1.6 million, respectively, related to our restructuring plan to consolidate certain manufacturing and research and development activities primarily within our U.S. locations.  These charges primarily consist of severance payments and accruals for employees who have or are expected to be terminated as a result of this restructuring plan.  For additional information, see Note 3 of the Consolidated Financial Statements included in Part I, Item 1 of this Report.

	Three months ended
	March 31,
	2010	2009	Change	% Change
Other income (expense):
Interest income	$1,930	$704	1,226	174%
Interest expense	(26,791)	(16,604)	(10,187)	61
Other income, net	(7,271)	6,539	(13,810)	(211)
	$(32,132)	$(9,361)	(22,771)	243%

Other Income (Expense)—Other expense increased $22.8 million, or 243%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The increase was attributable to the following factors:

•                  a $1.2 million increase in interest income due to higher average investment balances;

•                  a $10.2 million increase in interest expense primarily due to interest and debt discount amortization on our 2.5% convertible notes issued in May 2009; and

•                  a $13.8 million decrease in other income, net, primarily due to a loss of $6.2 million from the decrease in fair value of foreign exchange contracts used to protect against currency fluctuations related to our acquisition of Mepha, along with $1.1 million unfavorable variance in foreign exchange gains and losses.  In 2009, we recognized income of $5.4 million from the increase in fair value of foreign exchange contracts used to protect against currency fluctuations related to our acquisition of Arana and $1.6 million from Arana dividends.  For additional information, see Note 5 of the Consolidated Financial Statements included in Part I, Item 1 of this Report.

	Three months ended
	March 31,
	2010	2009	Change	% Change
Income tax expense	$48,311	$33,054	$15,257	46%

Income Taxes— For the three months ended March 31, 2010, we recognized $48.3 million of income tax expense on income before income taxes of $148.6 million, resulting in an overall effective tax rate of 32.5 percent. This compared to income tax expense for the three months ended March 31, 2009 of $33.0 million on income before income taxes of $76.8 million, resulting in an effective tax rate of 43.0 percent, as we did not recognize tax benefits for losses attributable to non-controlling interest of $14.8 million.

	Three months ended
	March 31,
	2010	2009	Change	% Change
Net loss attributable to noncontrolling interest	$10,228	$14,801	$(4,573)	(31)%

Noncontrolling Interest- For the three months ended March 31, 2010, we recorded a loss attributable to noncontrolling interest of $10.2 million, related to our investments in BDC and Ception.  For additional information, see Note 2 of the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. For the three months ended March 31, 2009, we recorded a loss attributable to noncontrolling interest of $14.8 million, related to our investments in Ception and Acusphere.  Acusphere was deconsolidated in the second quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands)

	As of
	March 31, 2010	December 31, 2009
Financial assets:
Cash and cash equivalents and investments	$1,874,453	$1,647,635
Total financial assets (current)	$1,874,453	$1,647,635
Debt and redeemable equity:
Current portion of long-term debt- convertible notes	$1,019,990	$1,019,968
Current portion of long-term debt discount- convertible notes	(196,562)	(207,307)
Current portion of long-term debt- other debt	4,166	6,264
Long-term debt- convertible notes	500,000	500,000
Long-term debt discount- convertible notes	(131,526)	(137,907)
Long-term debt- other debt	1,331	1,603
Redeemable equity	196,562	207,307
Total debt and redeemable equity	$1,393,961	$1,389,928

Select measures of liquidity and capital resources:
Working capital surplus	$1,380,688	$1,227,993
Cash/cash equivalents/investments as a percent of total assets	39%	35%

	Three months ended March 31,
	2010	2009
Change in cash and cash equivalents
Net cash provided by operating activities	$233,555	$172,709
Net cash used for investing activities	(15,768)	(80,135)
Net cash provided by financing activities	11,217	1,579
Effect of exchange rate changes on cash and cash equivalents	(2,186)	(4,036)
Net increase in cash and cash equivalents	$226,818	$90,117

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

Net income was $100.3 million in 2010 compared to $43.8 million in 2009 primarily due to increased sales of our products.  Also included within cash used for operating activities in the first quarter of 2009 are payments recorded as in-process research and development including a payment of $30.0 million in exchange for the exclusive, worldwide license rights to LUPUZOR, acquired from Immupharma, and a payment of $0.8 million in exchange for the license rights to bedamustine hydrochloride in China and Hong Kong.

The change in receivables was lower in 2010 than 2009 primarily due to federal tax refunds for previously paid federal taxes of $16.0 million in the first quarter of 2010, compared to $67.3 million in the first quarter of 2009.

The increase in accounts payable, accrued expenses and deferred revenues was higher in 2010 than in 2009 primarily due to increases in accrued taxes.

Net Cash Used for Investing Activities

Cash used in investing activities primarily relates to acquisitions of business, technologies, products and product rights and funds used for capital expenditures in property and equipment.

Net cash used for investing activities was $15.8 million in 2010 as compared to $80.1 million in 2009. The decrease between periods is primarily attributable to the following activity during 2009:

•                  $75.0 million paid as consideration for an option to purchase Ception;

•                  $41.4 million paid in conjunction with our equity stake in Arana as part of our takeover offer;

•                  an equity investment in 2009 of $9.1 million in SymBio;

•                  the initial variable interest entity consolidation of Ception’s cash and cash equivalent balances of $52.6 million in 2009.

Net Cash Provided by Financing Activities

Financing activities for the periods presented above primarily relate to proceeds from stock option exercises and payments on long-term debt. Proceeds received from the exercise of stock options will vary from period to period primarily due to the number of options exercised and fluctuations in the market value of our stock relative to the exercise price of such options.

Noncontrolling Interest

Although our VIE’s are included in our consolidated financial statements, our interest in our VIE’s assets are limited to those accorded to us in the agreements with our VIE’s as described in Note 2 of the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.  For example, Ception’s cash and cash equivalents balance includes $50.0 million of Ception Option Agreement proceeds; Ception has retained the right to distribute those cash proceeds to its current stockholders. In April 2010, we acquired Ception and Ception distributed the $50.0 million cash to its shareholders immediately prior to the closing of the acquisition.  The creditors of our VIE’s have no recourse to the general credit of Cephalon.

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

Subsequent to March 31, 2010, we acquired Mepha AG for $606 million and Ception for $250.0 million and we may be required to repay up to $200 million to the holders of our 2010 Zero Coupon Notes (as defined below) if such holders elect to convert their notes in June 2010.

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

U.S. Health Care Reform

We expect that the recently-enacted U.S. health care reform law will have certain negative effects and currently non-estimable positive effects upon our business.  In particular, we expect that the increase of the Medicaid rebate to 23.1% will have an estimated negative $7-11 million impact in 2010 and, assuming no material changes in our product mix, a similar impact in subsequent years.  We also expect that we will be negatively affected by other provisions of the health reform law to be implemented in 2011, including:

•                  To expand Medicare Part D coverage, pharmaceutical companies will provide a 50% discount (increasing to 75% by 2020) for all Part D branded pharmaceutical products for Medicare beneficiaries in the coverage gap (commonly referred to as the “Doughnut Hole”); and

•                  Branded pharmaceutical companies will pay an annual fee based on all prior year product sales to U.S. government programs (such as TriCare, Medicaid, and Medicare Part D).

Based on our current understanding of these provisions and on expected product mix, we expect the Medicare Part D coverage provision to total between $5-10 million and the annual fee to total between $6-9 million in 2011. The U.S. government is currently drafting rules and regulations regarding these and many other of the law’s provisions, which, once finalized, will provide further guidance regarding the full extent of the effects of the U.S. health reform law on our business.  We also anticipate that one of the positive effects of this law is that more patients will become insured, providing, from the patient’s standpoint, greater and more cost-effective access to our products.  The benefits of this law upon our business are currently not estimable.

Marketed Products and Product Candidates

Sales growth of our wakefulness products depends, in part, on the continued effectiveness of the various settlement agreements we entered into in late 2005 and early 2006, as well as our maintenance of protection in the United States and abroad of the modafinil particle-size patent through its expiration beginning in 2014 and our NUVIGIL polymorph patent through its expiration beginning in 2023. See Note 12 of the Consolidated Financial Statements included in Part I, Item 1of this Quarterly Report on Form 10-Q. During 2009, we experienced a 12% decline in prescriptions of PROVIGIL. Growth of our wakefulness product sales in the future may depend in part on our ability to build upon the June 2009 launch of NUVIGIL in the U.S. and on the strength of the patents covering the product, particularly in light of the ANDAs filed by Actavis, Lupin, Mylan, Sandoz, Teva and Watson.

Our future growth depends in large part on our ability to achieve continued sales growth with AMRIX and TREANDA, which we launched in October 2007 and April 2008, respectively. Growth of AMRIX sales will depend in part on the strength of the patent covering the product, particularly in light of the ANDAs filed by Barr, Mylan, Impax and Anchen, and a positive outcome of the September 2010 trial related to the Barr, Mylan and Impax ANDAs.

Our future growth also depends, in part, on our ability to successfully market FENTORA within its current indication and to secure FDA approval of a new broader label indication for the product outside of breakthrough cancer pain. In November 2007, we submitted an sNDA to the FDA seeking approval to market FENTORA for the management of breakthrough pain in opioid tolerant patients with chronic pain conditions. In early April 2009, we submitted a Risk Evaluation and Mitigation Strategy (the “REMS Program”) with respect to FENTORA. Subject to the timing and nature of further discussions with the FDA, we expect to receive a response from the FDA regarding the FENTORA REMS Program by the middle of 2010. For more information regarding our FENTORA REMS Program, please see “Executive Summary” of this Part I, Item 2 above.  Growth of FENTORA sales will also depend in part on the strength of the patents covering the product, particularly in light of the ANDAs filed by Watson, Barr and Sandoz, and a positive outcome of the May 2010 trial related to the Watson ANDA.

Clinical Studies

Over the past few years, we have incurred significant expenditures related to conducting clinical studies to develop new pharmaceutical products and to explore the utility of our existing products in treating disorders beyond those currently approved in their respective labels. In 2010, we expect to continue to incur significant levels of research and development expenditures. We also expect to continue or begin a number of significant clinical programs including: clinical studies evaluating TREANDA as a treatment for front-line NHL; clinical studies evaluating LUPUZOR for the treatment of systemic lupus erythematosus; clinical studies evaluating CINQUIL for the treatment of eosonophilic asthma; clinical programs for certain pipeline compounds with respect to certain oncology and inflammatory diseases; and clinical programs with NUVIGIL focused on adjunctive treatment to atypical anti-psychotics in schizophrenia patients, adjunctive treatment for bi-polar depression and excessive sleepiness associated with traumatic brain injury.

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

Over the past few years, we have been developing a manufacturing process for the active pharmaceutical ingredient in NUVIGIL that is more cost effective than our prior process of separating modafinil into armodafinil. As a result of our plan to manufacture armodafinil in the future using this new process coupled with the launch of NUVIGIL on June 1, 2009, we assessed the potential impact of these items on certain of our existing agreements to purchase modafinil. Under these contracts, we have agreed to purchase minimum amounts of modafinil through 2012, with aggregate future purchase commitments totaling $15.3 million as of March 31, 2010. Based on our current assessment, we have recorded a reserve of $9.0 million for purchase commitments for modafinil raw materials not expected to be utilized. We have also initiated a search for a potential acquiror of our manufacturing facility in Mitry-Mory, France where we produce modafinil. As of March 31, 2010, we had $12.3 million of property and equipment related to the Mitry-Mory facility included on our balance sheet. The resolution of these assessments could have a negative impact on our results of operations in future periods.

Indebtedness

We have significant indebtedness outstanding, consisting principally of indebtedness on convertible subordinated notes. The following table summarizes the principal terms of our most significant convertible subordinated notes outstanding as of March 31, 2010:

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

**          Stated conversion prices as per the terms of the notes. However, each convertible note contains certain terms restricting a holder’s ability to convert the notes, including that a holder may only convert if the closing price of our stock on the day prior to conversion is higher than $56.04 or $67.80 with respect to the 2.0% Notes or the 2010 Zero Coupon Notes, respectively. For a more complete description of these notes, including the associated convertible note hedge, see Note 13 to our Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009.

As of March 31, 2010, our closing stock price was $67.78, and therefore the 2.0% Notes and 2010 Zero Coupon Notes were convertible as of March 31, 2010. Under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. As of the filing date of this Quarterly Report on Form 10-Q, we do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, other than the restrictive covenants contained in our credit agreement, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time. If we do not have sufficient funds available to repay any principal balance of notes presented for conversion, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

As of March 31, 2010, our 2.0% Notes and our 2010 Zero Coupon Notes have been classified as current liabilities on our consolidated balance sheet as of March 31, 2010.  We believe that the share price of our common stock would have to significantly increase over the market price as of the filing date of this report before the fair value of the convertible notes would be less than the value of the common stock shares underlying the notes and, as such, we believe it is highly unlikely that holders of the 2.0% Notes or the 2010 Zero Coupon Notes will present significant amounts of such notes for conversion under the current terms. In the unlikely event that a significant conversion did occur, we believe that we have the ability to raise sufficient cash to repay the principal amounts due through a combination of utilizing our existing cash on hand, accessing our credit facility, raising money in the capital markets or selling our note hedge instruments for cash.

The annual interest payments on our convertible notes outstanding as of March 31, 2010 are $16.4 million, payable semi-annually on June 1 and December 1. The annual interest payments on our 2.5% Notes as of March 31, 2010 are $12.5 million, payable semi-annually on May 1 and November 1. In the future, we may agree to exchanges of the notes for shares of our common stock or debt, or may determine to use a portion of our existing cash on hand to purchase or retire all or a portion of the outstanding convertible notes.

Our 2.0% Notes and 2010 Zero Coupon Notes each are included in the dilutive earnings per share calculation using the treasury stock method. Under the treasury stock method, we must calculate the number of shares issuable under the terms of these notes based on the average market price of our common stock during the period, and include that number in the total diluted shares figure for the period. At the time we sold our 2.0% Notes, 2.5% Notes and 2010 Zero Coupon Notes we entered into convertible note hedge and warrant agreements that together are intended to have the economic effect of reducing the net number of shares that will be issued upon conversion of the notes by increasing the effective conversion price for these notes, from our perspective, to $67.92, $100.00 and $72.08, respectively. However, from an accounting principles generally accepted in the United States of America perspective, since the impact of the convertible note hedge agreements is always anti-dilutive we exclude from the calculation of fully diluted shares the number of shares of our common stock that we would receive from the counterparties to these agreements upon settlement.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

(In thousands)

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which we have prepared in accordance with U.S. GAAP. In preparing these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We develop and periodically change these estimates and assumptions based on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009 in the “Critical Accounting Policies and Estimates” section and the “Recent Accounting Pronouncements” section.

Product Sales Allowances—We record product sales net of the following significant categories of product sales allowances, each of which is described in more detail included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009: prompt payment discounts, wholesaler discounts, returns, coupons, Medicaid discounts, Medicare Part D discounts and managed care and governmental contracts. Calculating each of these items involves significant estimates and judgments and requires us to use information from external sources. In certain of the product sales allowance categories, we have calculated the impact of changes in our estimates, which we believe represent reasonably likely changes to these estimates based on historical data adjusted for certain unusual items such as changes in government contract rules.

The following table summarizes activity in each of the above categories for the three months ended March 31, 2010:

(In thousands)	Prompt Payment Discounts	Wholesaler Discounts	Returns*	Coupons	Medicaid Discounts	Managed Care & Governmental Contracts	Total
Balance at January 1, 2010	$(4,489)	$(57)	$(66,034)	$(14,272)	$(21,554)	$(56,462)	$(162,868)

Provision:
Current period	(11,154)	(3,827)	(10,564)	(8,522)	(13,991)	(32,522)	(80,580)
Prior periods	—	1	(1,109)	863	401	55	211
Total	(11,154)	(3,826)	(11,673)	(7,659)	(13,590)	(32,467)	(80,369)

Actual:
Current period	6,821	—	—	942	—	13,680	21,443
Prior periods	4,489	55	4,553	11,629	10,193	20,697	51,616
Total	11,310	55	4,553	12,571	10,193	34,377	73,059
Balance at March 31, 2010	$(4,333)	$(3,828)	$(73,154)	$(9,360)	$(24,951)	$(54,552)	$(170,178)

*            Given our return goods policy, we assume that all returns in a current year relate to prior period sales.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign currency exchange risk related to our operations in European and Australian subsidiaries that have transactions, assets, and liabilities denominated in foreign currencies that are translated into U.S. dollars for consolidated financial reporting purposes. For the three months ended March 31, 2010 an average 10% weakening of the U.S. dollar relative to the currencies in which our non-U.S. subsidiaries operate would have resulted in an increase of $11.5 million in reported total revenues and a corresponding increase in reported expenses. As a result of our acquisition of Mepha in April 2010, our level of foreign operations will be more significant and our exposure to foreign currency exchange risk will increase.

Our exposure to market risk for a change in interest rates relates to our investment portfolio, since all of our outstanding debt is fixed rate. Our investments are classified as short-term and as “available for sale.” We do not believe that short-term fluctuations in interest rates would materially affect the value of our securities.

In February 2010 Cephalon entered into a foreign exchange forward contract related to our Mepha transaction.  This contract protects against fluctuations between the Swiss Franc and the U.S. Dollar. For the period ended March 31, 2010, we recognized a loss of $6.2 million from the decrease in fair value of these foreign exchange contracts.

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

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required by this Item is incorporated by reference to Note 12 of the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

For the quarter ended March 31, 2010, approximately 46%, 14%, 7%, 6% and 4% of our total consolidated net sales were derived from sales of PROVIGIL, TREANDA, FENTORA, NUVIGIL and AMRIX, respectively. With respect to PROVIGIL, we cannot be certain that it will continue to be accepted in its market. With respect to NUVIGIL, we cannot be sure that our sales and marketing efforts will be successful or that it will be accepted in the market.  It is possible that CNS net sales could decrease in the future as a result of the decline in PROVIGIL marketing efforts associated with the launch of NUVIGIL. NUVIGIL is currently selling at a price below that of PROVIGIL.  As a result, it is possible that CNS net sales could decline if we are unable to achieve sufficient prescription growth for PROVIGIL and NUVIGIL in the aggregate.  With respect AMRIX and TREANDA, we cannot be certain that they will continue to be accepted in their markets or that we will be able to achieve projected levels of sales growth.

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

For consolidated net sales to grow over the next several years, we will need our three newest branded products in the United States, NUVIGIL, AMRIX and TREANDA, to achieve projected levels of growth.  Specifically, the following factors, among others, could affect the level of market acceptance of these products, as well as PROVIGIL and FENTORA:

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

Our long-term prospects, particularly with respect to the growth of our future sales and earnings, depend to a large extent on our ability to obtain FDA approvals of new product candidates (including product candidates for which we have an option-to-acquire) or of expanded indications of our existing products such as TREANDA, FENTORA and NUVIGIL.

While not a currently approved indication by the FDA, TREANDA was recently listed in the 2010 NCCN clinical practice guidelines as a front-line treatment for NHL.  We believe the guidelines listing was the result of an independent Phase III clinical study conducted by the German Study Group for Indolent Lymphomas (“StiL Group”) in Giessen, Germany.  The StiL Group’s study results announced in December 2009 indicated better tolerability and more than a 20-month improvement in median progression free survival in patients treated with TREANDA in combination with rituximab versus cyclophosphamide, doxorubicin, vincristine, and prednisolone (commonly known as CHOP) in combination with rituximab for the first-line treatment of patients with advanced follicular, indolent, and mantle cell lymphomas, each of which is not currently an FDA-approved indication. We are working with the StiL Group to determine if its study results can be filed with the FDA to support an sNDA for TREANDA for the treatment of front-line NHL.  Separately, we have begun enrolling patients in our own Phase III study of TREANDA for the treatment of front-line NHL.

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

In March 2009, we announced positive results from a Phase II clinical trial of NUVIGIL as adjunctive therapy for treating major depressive disorder in adults with bipolar I disorder and our plan to advance to Phase III trials for this indication. In April 2009, we announced positive results from a Phase III clinical trial of NUVIGIL as a treatment for excessive sleepiness associated with jet lag disorder and filed an sNDA for this indication with the FDA in June 2009. In April 2009, we announced positive results from a Phase III clinical trial of NUVIGIL as a treatment for excessive sleepiness associated with jet lag disorder and filed a supplemental new drug application (an “sNDA”) for this indication with the FDA in June 2009.  Together with the FDA, we designed a special protocol assessment (“SPA”) intended to evaluate the experience of a typical eastbound airline traveler.  We believe the results of the Phase III clinical trial met the requirements of the SPA.  In March 2010, we received a complete response letter from the FDA that raised questions regarding the robustness of the Patient Global Impression of Severity (PGI-S) data, one of the two primary endpoints set forth in the SPA for this clinical trial. We have scheduled a meeting with the FDA in May 2010 to discuss the complete response letter.  In May 2009, we announced positive results from a Phase IV study of NUVIGIL in obstructive sleep apnea and comorbid major depressive disorder requiring ongoing antidepressant therapy.

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

We are currently engaged in lawsuits with respect to generic company challenges to the validity and/or enforceability of our patents covering AMRIX, FENTORA and NUVIGIL. While we intend to vigorously defend the validity, and prevent infringement, of our patents, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful. The loss of patent protection or regulatory exclusivity on any of our existing products, whether by third-party challenge, invalidation, circumvention, license or expiration, could materially impact our results of operations.   For more information regarding legal proceedings and others, please see Note 12 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

In late 2005 and early 2006, we entered into PROVIGIL patent settlement agreements with certain generic pharmaceutical companies. As part of these separate settlements, we agreed to grant to each of these parties a non-exclusive royalty-bearing license to market and sell a generic version of PROVIGIL in the United States, effective in April 2012, subject to applicable regulatory considerations. Under the agreements, the licenses could become effective prior to April 2012 only if a generic version of PROVIGIL is sold in the United States prior to this date. Various factors could lead to the sale of a generic version of PROVIGIL in the United States at any time prior to April 2012, including if (i) we lose patent protection for PROVIGIL due to an adverse judicial decision in a patent infringement lawsuit; (ii) all parties with first-to file ANDAs relinquish their right to the 180-day period of marketing exclusivity, which could allow a subsequent ANDA filer, if approved by the FDA, to launch a generic version of PROVIGIL in the United States at-risk; (iii) we breach or the applicable counterparty breaches a PROVIGIL settlement agreement; or (iv) the FTC prevails in its lawsuit against us in the U.S. District Court for the Eastern District of Pennsylvania described below. We filed each of the settlements with both the U.S. Federal Trade Commission (the “FTC”) and the Antitrust Division of the U.S. Department of Justice (the “DOJ”) as required by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”).  The FTC conducted an investigation of each of the PROVIGIL settlements and, in February 2008, filed suit against us challenging the validity of the settlements and related agreements.  The complaint alleges a violation of Section 5(a) of the Federal Trade Commission Act and seeks to permanently enjoin us from maintaining or enforcing these agreements and from engaging in similar conduct in the future.  We believe the FTC complaint is without merit.  While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.  For more information regarding our PROVIGIL settlements and related litigation, please see Note 12 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

In September 2008, as part of our settlement with the U.S. government regarding their investigation of our promotional practices with respect to ACTIQ, GABITRIL and PROVIGIL, we entered into a five-year Corporate Integrity Agreement (the “CIA”) with the Office of Inspector General of the Department of Health and Human Services.  The CIA provides criteria for establishing and maintaining compliance with federal laws governing the marketing and promotion of our products.  We are also subject to periodic reporting and certification requirements attesting that the provisions of the CIA are being implemented and followed.  For more information regarding our settlement with the U.S. government and the CIA, please see Note 12 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

All of our convertible notes outstanding contain restricted conversion prices.  As of March 31, 2010, our 2.0% Notes are convertible because the closing price of our common stock on that date was higher than the restricted conversion prices of these notes and our 2010 Zero Coupon Notes are convertible based on maturity date.  As a result, our 2.0% Notes and our 2010 Zero Coupon Notes have been classified as current liabilities on our consolidated balance sheet as of March 31, 2010.  Under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. As of the filing date of this report, we do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, other than the restrictive covenants contained in our credit agreement, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time. If we do not have sufficient funds available to repay the principal balance of notes presented for conversion, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

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

Our research and development, manufacturing and marketing efforts are often dependent on corporate collaborators and other third parties who may not devote sufficient time, resources and attention to our programs, which may limit our efforts to develop and market potential products.

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

In the United States, there have been, and we expect there will continue to be, various proposals to implement similar controls. For example, the U.S. health care reform law will have certain estimable negative effects and possible, non-estimable effects on our business.  Certain members of Congress have introduced legislation to restrict or significantly limit branded pharmaceutical companies’ ability to enter into patent litigation settlement agreements with generic companies. Congress is also considering legislation to provide for FDA approval of generic versions of branded biologic products.  The commercial success of our products could be limited if federal or state governments adopt any such proposals. In addition, in the United States and elsewhere, sales of pharmaceutical products depend in part on the availability of reimbursement to the consumer from third party payers, such as government and private insurance plans. These third party payers are increasingly utilizing their significant purchasing power to challenge the prices charged for pharmaceutical products and seek to limit reimbursement levels offered to consumers for such products. Moreover, many governments and private insurance plans have instituted reimbursement schemes that favor the substitution of generic pharmaceuticals for more expensive brand-name pharmaceuticals. In the United States in particular, generic substitution statutes have been enacted in virtually all states and permit or require the dispensing pharmacist to substitute a less expensive generic drug instead of an original branded drug. These third party payers are focusing their cost control efforts on our products, especially with respect to prices of and reimbursement levels for products prescribed outside their labeled indications. In these cases, their efforts may negatively impact our product sales and profitability.

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

The conditions that our products treat, and some of the other disorders for which we are conducting additional studies, are currently treated with many drugs, several of which have been available for a number of years or are available in inexpensive generic forms. With respect to PROVIGIL and NUVIGIL, there are several other products used for the treatment of excessive sleepiness or narcolepsy in the United States, including methylphenidate products, and in our other territories, many of which have been available for a number of years and are available in inexpensive generic forms. With respect to AMRIX, we face significant competition from SKELAXIN®, FLEXERIL® and other inexpensive generic forms of muscle relaxants.  With respect to FENTORA, we face competition from numerous short-and long-acting opioid products, including three products—Johnson & Johnson’s DURAGESIC® and Purdue Pharmaceutical’s OXYCONTIN® and MS-CONTIN®—that dominate the market. In addition, we are aware of numerous other companies developing other technologies for rapidly delivering opioids to treat breakthrough pain that will compete against FENTORA in the market for breakthrough cancer pain in opioid-tolerant patients.  ONSOLIS® is approved for this indication.  It also is possible that the existence of generic OTFC could negatively impact the growth of FENTORA.  With respect to ACTIQ, generic competition from Barr has meaningfully eroded branded ACTIQ sales and impacted sales of our own generic OTFC through Watson.  Our generic sales also could be significantly impacted by the entrance into the market of additional generic OTFC products, which could occur at any time.  In October 2009, we understand that the FDA approved ANDAs by Barr and Covidien to market and sell generic OTFC and that Covidien launched its generic OTFC in the United States in March 2010. With respect to TREANDA, we face competition from LEUKERAN®, CAMPATH® and the combination therapy of fludarabine, cyclophosphamide and rituximab.  With respect to TRISENOX, the pharmaceutical market for the treatment of patients with relapsed or refractory APL is served by a number of available therapeutics, such as VESANOID® by Roche in combination with chemotherapy.

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

As part of our efforts to acquire businesses or to enter into other significant transactions, we conduct business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction. Despite our efforts, we ultimately may be unsuccessful in ascertaining or evaluating all such risks and, as a result, we might not realize the intended advantages of the acquisition. If we fail to realize the expected benefits from acquisitions we have consummated or may consummate in the future, whether as a result of unidentified risks, integration difficulties, regulatory setbacks or other events, our business, results of operations and financial condition could be adversely affected. In connection with an acquisition, we must estimate the value of the transaction by making certain assumptions about, among other things, likelihood of regulatory approval for unapproved products and the market potential for marketed products and/or product candidates. Ultimately, our assumptions may prove to be incorrect, which could cause us to fail to realize the anticipated benefits of a transaction.  As part of our efforts to hedge risks associated with the uncertainty of acquisitions generally and pharmaceutical development specifically, we have structured certain transactions as options-to-acquire.  Pursuant to this structure, we typically make an upfront payment to secure the option, set forth the appropriate “trigger” for the option in an option agreement and, should we exercise the option, make a subsequent payment to finalize the product or company acquisition.  Our option transaction with BDC is an example of this option structure.  While we believe that this structure helps us to manage risk appropriately, it is possible that we will not “trigger” an option-to-acquire, and therefore receive nothing of tangible value in return for our upfront payment to secure the option-to-acquire.

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

The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future. For example, from January 1, 2009 through April 30, 2010 our common stock traded at a high price of $81.35 and a low price of $52.55. Negative announcements, including, among others:

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

Historically, a portion of our revenues and expenses has been earned and incurred, respectively, in currencies other than the U.S. dollar. For the quarter ended March 31, 2010, 19.3% of our revenues were denominated in currencies other than the U.S. dollar.  With our acquisition of Mepha AG, we expect the percentage of revenues denominated in foreign currencies to increase, thereby increasing our exposure to foreign currency exchange risk.  We translate revenues earned and expenses incurred into U.S. dollars at the average exchange rate applicable during the relevant period. A weakening of the U.S. dollar would, therefore, increase both our revenues and expenses. Fluctuations in the rate of exchange between the U.S. dollar and the euro and other currencies may affect period-to-period comparisons of our operating results. Historically, we have not hedged our exposure to these fluctuations in exchange rates.

Our customer base is highly concentrated.

Our principal customers are wholesale drug distributors. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. Three large wholesale distributors, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, control a significant share of this network. These three wholesaler customers, in the aggregate, accounted for 77% of our total consolidated gross sales for the three months ended March 31, 2010. Fluctuations in the buying patterns of these customers, which may result from seasonality, wholesaler buying decisions or other factors outside of our control, could significantly affect the level of our net sales on a period to period basis. Because of this, the amounts purchased by these customers during any quarterly or annual period may not correlate to the level of underlying demand evidenced by the number of prescriptions written for such products, as reported by IMS Health Incorporated.

We are involved, or may become involved in the future, in legal proceedings that, if adversely adjudicated or settled, could materially impact our financial condition.

As a biopharmaceutical company, we are or may become a party to litigation in the ordinary course of our business, including, among others, matters alleging employment discrimination, product liability, patent or other intellectual property rights infringement, patent invalidity or breach of commercial contract. In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could significantly impact results of operations and financial condition. We currently are vigorously defending ourselves against those matters specifically described in Note 12 of the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as numerous other litigation matters. While we currently do not believe that the settlement or adverse adjudication of these other litigation matters would materially impact our results of operations or financial condition, the final resolution of these matters and the impact, if any, on our results of operations, financial condition or cash flows is unknown but could be material.

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

Our research and development activities involve the controlled use of hazardous, infectious and radioactive materials that could be hazardous to human health and safety or the environment. We store these materials, and various wastes resulting from their use, at our facilities pending ultimate use and disposal. We are subject to a variety of foreign, federal, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these materials and wastes, and we may be required to incur significant costs to comply with related existing and future environmental laws and regulations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares of Common Stock Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2010	—	$—	—	$—
February 1-28, 2010	502	64.80	—	—
March 1-31, 2010	—	—	—	—
Total	502	$64.80	—	$—

(1)	Consists entirely of shares repurchased from employees. Such repurchases are not part of a publicly announced plan or program.
(2)	Price paid per share is a weighted average based on the closing price of our common stock on the various vesting dates.

ITEM 5.  OTHER INFORMATION

Computation of Ratios of Earnings to Fixed Charges

	Year Ended					Three months ended
	December 31,					March 31,
	2005	2006	2007	2008	2009	2010
Determination of earnings:
Income (loss) before income taxes	$(264,506)	$192,166	$(123,276)	$134,070	$289,407	$148,648
Add:
Amortization of interest capitalized in current or prior periods	—	52	98	250	265	66
Fixed charges	81,007	97,054	79,993	84,762	99,453	29,018
Total earnings	$(183,499)	$289,272	$(43,185)	$219,082	$389,125	$177,732

Fixed charges:
Interest expense and amortization of debt discount and premium on all indebtedness	75,257	87,805	70,866	75,233	90,336	26,791
Appropriate portion of rentals	5,750	9,249	9,127	9,529	9,117	2,227
Fixed charges	81,007	97,054	79,993	84,762	99,453	29,018

Capitalized interest	1,044	1,766	768	77	—	—

Total fixed charges	$82,051	$98,820	$80,761	$84,839	$99,453	$29,018

Ratio of earnings to fixed charges(1)	—	2.93	—	2.58	3.91	6.12

Deficiency of earnings to fixed charges	265,550	—	123,946	—	—

(1)    For the years ended December 31, 2005 and 2007 no ratios are provided because earnings were insufficient to cover fixed charges.

ITEM 6.  EXHIBITS

Exhibit No.	Description
2.1^	Share Purchase Agreement dated January 31, 2010 between Cephalon, Inc. and Mepha Holdings AG, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 14, 2010.
2.2	Accession Agreement dated April 8, 2010 among the Company, Cephalon Luxembourg and Mepha Holding AG, filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on April 14, 2010.
2.3*^	Agreement and Plan of Merger dated as of March 10, 2010 among Cephalon, Inc., Capture Acquisition Corp., Ception Therapeutics, Inc. and the Stockholders’ Representatives named therein
10.1

Fifth Amendment dated March 22, 2010 to the Credit Agreement dated as of August 15, 2008 among Cephalon, Inc., the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, Deutsche Bank Securities Inc. and Bank of America N.A., as co-syndication agents, Wachovia Bank, N.A. and Barclays Bank plc, as co-documentation agents, and J.P. Morgan Securities Inc., Deutsche Bank Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 24, 2010.

10.2*	Third Amendment dated as of January 26, 2010 to the Option Agreement dated as of January 13, 2009 by and between Cephalon, Inc. and Ception Therapeutics, Inc.
10.3†	Consulting Agreement dated as of February 5, 2010 by and between Cephalon, Inc. and Robert P. Roche, Jr., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2010.
10.4†	Cephalon, Inc. 2010 Management Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2010.
31.1*	Certification of Frank Baldino, Jr., Ph.D., Chairman and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Wilco Groenhuysen, Executive Vice President and Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Frank Baldino, Jr., Ph.D., Chairman and Chief Executive Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Wilco Groenhuysen, Executive Vice President and Chief Financial Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

^                     Pursuant to Item 601 of Regulation S-K, certain schedules have been omitted from this Exhibit.  The Company will furnish a copy of any omitted schedule to the Securities and Exchange Commission upon request.  Portions of the Exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEPHALON, INC.
(Registrant)

May 5, 2010	By	/s/ FRANK BALDINO, JR.
Frank Baldino, Jr., Ph.D.
Chairman and Chief Executive Officer
(Principal executive officer)

	By	/s/ WILCO GROENHUYSEN
Wilco Groenhuysen
Executive Vice President and Chief Financial Officer
(Principal financial and accounting officer)