Form 10-Q
period 2010-06-30
CEPHALON INC
filed 2010-07-28
CIK 873364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 23, 2010
Common Stock, par value $.01	75,197,933 Shares

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

•                  regulatory, legal or other setbacks or delays with respect to the settlement agreements with the USAO, the DOJ, the OIG and other federal entities, the state settlement agreements and corporate integrity agreement related thereto, the settlement agreements with the Offices of the Attorneys General of Connecticut and Massachusetts, our settlements of the PROVIGIL patent litigation and the ongoing litigation related to such settlements, the FENTORA patent infringement lawsuit we have filed against Watson, Barr and Sandoz, the AMRIX patent infringement lawsuits we have filed against Barr, Mylan, Impax and Anchen, the NUVIGIL patent infringement lawsuits we have filed against Actavis, Lupin, Mylan, Sandoz, Teva and Watson and the NUVIGIL Paragraph IV notice received from Apotex Corp. and Apotex Inc. (collectively, “Apotex”);

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

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CEPHALON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUES:
Net sales	$712,435	$539,021	$1,289,116	$1,053,387
Other revenues	14,475	8,792	34,379	14,394
	726,910	547,813	1,323,495	1,067,781

COSTS AND EXPENSES:
Cost of sales	170,739	105,407	275,782	203,177
Research and development	101,261	102,085	206,638	205,109
Selling, general and administrative	258,468	223,656	463,109	424,246
Restructuring charges	4,581	1,245	5,325	2,882
Acquired in-process research and development	—	9,368	—	40,118
	535,049	441,761	950,854	875,532

INCOME FROM OPERATIONS	191,861	106,052	372,641	192,249

OTHER INCOME (EXPENSE):
Interest income	1,300	930	3,230	1,634
Interest expense	(28,182)	(20,114)	(54,973)	(36,718)
Other income (expense), net	(9,332)	32,104	(16,603)	38,643
	(36,214)	12,920	(68,346)	3,559

INCOME BEFORE INCOME TAXES	155,647	118,972	304,295	195,808

INCOME TAX EXPENSE	63,254	46,932	111,565	79,986

NET INCOME	92,393	72,040	192,730	115,822

NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(3,329)	12,724	6,899	27,525

NET INCOME ATTRIBUTABLE TO CEPHALON, INC.	$89,064	$84,764	$199,629	$143,347

BASIC INCOME PER COMMON SHARE ATTRIBUTABLE TO CEPHALON, INC.	$1.18	$1.19	$2.66	$2.05

DILUTED INCOME PER COMMON SHARE ATTRIBUTABLE TO CEPHALON, INC.	$1.11	$1.11	$2.46	$1.87

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	75,192	71,119	75,092	69,962

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING— ASSUMING DILUTION	80,507	76,629	81,223	76,808

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2010 *	2009 *
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$927,446	$1,647,635
Receivables, net	460,265	376,076
Inventory, net	293,679	240,576
Deferred tax assets, net	224,651	243,246
Other current assets	62,724	58,423
Total current assets	1,968,765	2,565,956

INVESTMENTS	12,583	12,427
PROPERTY AND EQUIPMENT, net	499,578	451,879
GOODWILL	802,551	590,284
INTANGIBLE ASSETS, net	1,210,810	981,857
DEBT ISSUANCE COSTS	16,529	18,862
OTHER ASSETS	35,078	36,830
	$4,545,894	$4,658,095

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt, net	$635,932	$818,925
Accounts payable	99,674	88,829
Accrued expenses	467,200	430,209
Total current liabilities	1,202,806	1,337,963

LONG-TERM DEBT	378,116	363,696
DEFERRED TAX LIABILITIES, net	206,855	159,328
OTHER LIABILITIES	268,472	111,728
Total liabilities	2,056,249	1,972,715

COMMITMENTS AND CONTINGENCIES	—	—

REDEEMABLE EQUITY	186,155	207,307

EQUITY:
Cephalon stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 2,500,000 shares issued, and none outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 78,419,720 and 78,002,764 shares issued, and 75,195,933 and 74,916,920 shares outstanding	784	780
Additional paid-in capital	2,388,730	2,534,070
Treasury stock, at cost, 3,223,787 and 3,085,844 shares	(216,597)	(208,427)
Accumulated earnings (deficit)	20,970	(178,659)
Accumulated other comprehensive income	46,159	114,194
Total Cephalon stockholders’ equity	2,240,046	2,261,958
Noncontrolling interest	63,444	216,115
Total equity	2,303,490	2,478,073
	$4,545,894	$4,658,095

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

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share data)

(Unaudited)

	Cephalon Stockholders’ Equity
								Total
							Accumulated	Stockholders’
			Additional				Other	Equity
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive	Attributable to	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Cephalon, Inc.	Interest	Total
BALANCE, JANUARY 1, 2009	71,707,041	$717	$2,095,324	2,970,399	$(201,705)	$(521,286)	$43,630	$1,416,680	$—	$1,416,680
Net income						143,347		$143,347	$(27,525)	$115,822
Foreign currency translation gains (losses)							48,081	48,081	—	48,081
Net prior service costs on retirement-related plans							(29)	(29)	—	(29)
Unrealized investment gains							266	266	—	266

Comprehensive income								191,665	(27,525)	164,140
Issuance of common stock upon conversion of convertible notes	54	—	—					—		—
Stock options exercised	129,685	1	6,270					6,271		6,271
Tax benefit from equity compensation			179					179		179
Stock-based compensation expense	1,250	—	24,840					24,840		24,840
Treasury stock acquired				377	(29)			(29)		(29)
Adjustment to APIC for equity component of convertible debt			20,179					20,179		20,179
Ception NCI upon consolidation								—	306,500	306,500
Arana NCI upon consolidation								—	104,730	104,730
Acquisition of Arana NCI shares			(4,685)					(4,685)	(85,122)	(89,807)
Issuance of common stock in exchange for warrants	776,361	8	(8)					—		—
Issuance of common stock	5,000,000	50	287,950					288,000		288,000
Issuance of convertible notes			147,843					147,843		147,843
Sale of warrants			37,640					37,640		37,640
Purchase of convertible note hedge			(121,040)					(121,040)		(121,040)
Tax benefit from purchase of convertible note hedge			(9,784)					(9,784)		(9,784)
Deconsolidation of Acusphere								—	10,634	10,634
Other			(172)					(172)	433	261
BALANCE, JUNE 30, 2009	77,614,391	$776	$2,484,536	2,970,776	$(201,734)	$(377,939)	$91,948	$1,997,587	$309,650	$2,307,237

	Cephalon Stockholders’ Equity
								Total
						Retained	Accumulated	Stockholders’
			Additional			Earnings/	Other	Equity
	Common Stock		Paid-in	Treasury Stock		(Accumulated	Comprehensive	Attributable to	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Deficit)	Income	Cephalon, Inc.	Interest	Total
BALANCE, JANUARY 1, 2010	78,002,764	$780	$2,534,070	3,085,844	$(208,427)	$(178,659)	$114,194	$2,261,958	$216,115	$2,478,073
Net income						199,629		$199,629	$(6,899)	$192,730
Foreign currency translation gains (losses)							(67,986)	(67,986)	—	(67,986)
Net prior service costs on retirement-related plans							(49)	(49)	—	(49)
Comprehensive income								131,594	(6,899)	124,695
Stock options exercised	278,163	3	14,367					14,370		14,370
Tax benefit from equity compensation			(559)					(559)		(559)
Stock-based compensation expense	1,250	—	21,630					21,630		21,630
Treasury stock acquired				502	(33)			(33)		(33)
Adjustment to APIC for equity component of convertible debt			21,152					21,152		21,152
Acquisition of Ception NCI			(210,072)					(210,072)	(183,919)	(393,991)
Issuance of common stock upon conversion of convertible notes	137,543	1	8,142					8,143		8,143
Exercise of convertible note hedge associated with conversion of convertible notes				137,441	(8,137)			(8,137)		(8,137)
Mepha Pharma AG NCI upon acquisition								—	38,902	38,902
Other								—	(755)	(755)
BALANCE, JUNE 30, 2010	78,419,720	$784	$2,388,730	3,223,787	$(216,597)	$20,970	$46,159	$2,240,046	$63,444	$2,303,490

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$192,730	$115,822
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(18,059)	(385)
Depreciation and amortization	106,724	87,029
Stock-based compensation expense	21,630	24,840
Amortization of debt discount and debt issuance costs	35,692	23,749
Loss (gain) on foreign exchange contracts	9,499	(26,754)
Gain on acquisition of Arana	—	(10,008)
Acquired in-process research and development from Acusphere deconsolidation	—	8,366
Other	3,193	(5,283)
Changes in operating assets and liabilities:
Receivables	(25,581)	74,211
Inventory	18,985	(9,550)
Other assets	9,474	31,479
Accounts payable, accrued expenses and deferred revenues	23,955	1,493
Other liabilities	(189)	(1,501)
Net cash provided by operating activities	378,053	313,508

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(22,997)	(30,234)
Cash balance from consolidation of variable interest entity	—	52,563
Investment in Ception	—	(75,000)
Acquisition of Arana, net of cash acquired	—	(211,803)
Acquisition of Mepha, net of cash acquired	(549,463)	—
Purchases of investments	(60)	(9,082)
Proceeds from and (cash settlements of) foreign exchange contracts	(9,499)	26,754
Sales and maturities of available-for-sale investments	—	4,456
Net cash used for investing activities	(582,019)	(242,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	288,000
Proceeds from exercises of common stock options	14,370	6,271
Windfall tax benefits from stock-based compensation	—	197
Acquisition of treasury stock	(33)	(29)
Payments on and retirements of long-term debt	(221,478)	(9,131)
Acquisition of Ception noncontrolling interest	(299,289)	—
Net proceeds from issuance of convertible subordinated notes	—	484,738
Proceeds from sale of warrants	—	37,640
Purchase of convertible note hedge	—	(121,040)
Net cash provided by (used for) financing activities	(506,430)	686,646

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(9,793)	(341)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(720,189)	757,467

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,647,635	524,459

CASH AND CASH EQUIVALENTS, END OF PERIOD	$927,446	$1,281,926

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

Recent Accounting Pronouncements

Effective January 1, 2010, we adopted the revised accounting guidance for consolidation of variable interest entities (“VIE”), which replaces the previous quantitative based risk and rewards calculation for determining the primary beneficiary of a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses or (2) the right to receive benefits.  The new guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  The new guidance has not changed our assessment of which entities are included in our consolidated financial statements. We adopted the additional disclosure requirements of this new standard effective January 1, 2010.

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

In March 2010, the FASB issued revised accounting guidance for milestone revenue recognition. The new guidance recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development transactions. It is effective on a prospective basis to milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  We will adopt this guidance beginning with agreements entered into after January 1, 2011.

2.   ACQUISITIONS AND TRANSACTIONS

Mepha AG

In April 2010, we acquired all of the issued share capital of Mepha AG (“Mepha”), a privately-held, Swiss-based pharmaceutical company, for a final purchase price of CHF 622.5 million plus contractual purchase price adjustments of CHF 26.3 million for a total of CHF 648.8 million (or approximately US$605.4 million) in cash, funded from our available cash on hand.  Founded in 1949, Mepha markets branded and non-branded generics as well as specialty products in more than 50 countries. Mepha markets its products in Europe, the Middle East, Africa, South and Central America as well as in Asia. Mepha has approximately 700 full-time employees, 500 of them in Switzerland, and approximately 300 contractors.  The acquisition of Mepha allows us to expand our geographic reach and to further diversify our business mix into the generic and branded generic arena.  Mepha is included in our European segment.

The purchase price for Mepha AG was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on April 8, 2010, with the excess being allocated to goodwill, as follows:

Cash and cash equivalents	$38,818
Accounts receivable	72,185
Inventory	85,901
Other current assets	2,313
Property and equipment, net	89,458
Intangible assets	311,719
Goodwill	225,150
Other assets	477
Current portion of long term debt	468
Accounts payable	15,873
Accrued expenses	25,210
Long term debt	20,742
Other liabilities	53,891
Deferred tax liabilities	85,150
Noncontrolling interest	38,902

The purchase price allocation is being finalized based on fair values of the acquired assets and liabilities.  The fair value of inventories acquired included a step-up in the value of inventories of approximately $10.2 million. Approximately $5.0 million was included in cost of sales during the second quarter of 2010 and the remaining amount will be included in cost of sales in the third quarter of 2010. Goodwill is attributable to revenue and operational synergies and is allocated to the European segment. There is no goodwill recognized or deductible for tax purposes.  The book value of the accounts receivable approximates their fair value and gross contractual value.

Acquisition costs of $10.1 million were expensed as incurred and are included in our statement of operations for the six months ended June 30, 2010 and have been recorded in the European segment.

In accordance with local laws and regulations, we acquired and became the sponsor of a defined benefit pension plan in Switzerland in conjunction with the Mepha acquisition.  For details on the defined benefit pension plan, see Note 14.

Mepha Pharma AG is a Mepha subsidiary with primary operations in Switzerland.  Mepha has a 33.4% equity interest and a controlling voting interest in Mepha Pharma AG.  The noncontrolling interest in Mepha Pharma AG was fair valued in conjunction with purchase accounting.  The fair value of the noncontrolling interest in Mepha Pharma AG was estimated by applying the discounted cash flows method of the income approach. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The estimate of the fair value of the noncontrolling interest is based on an assumed discount rate of 8.5%, a long term annual earnings growth rate of 3.0%, and assumed adjustments due to the lack of control that market participants would consider when estimating the fair value of the noncontrolling interest in Mepha Pharma AG.

We entered into foreign exchange forward contracts related to our Mepha transaction to protect against fluctuations between the Swiss Franc and the U.S. Dollar.  Changes in the value of these contracts were recognized within net income. All foreign exchange contracts were settled as of June 30, 2010. Other income (expense), net includes $2.9 million and $9.1 million of loss on these foreign exchange contracts for the three and six months ended June 30, 2010, respectively.

The following unaudited pro forma information shows the results of our operations for the three and six months ended June 30, 2010 and 2009 as though the Mepha acquisition had occurred at the beginning of the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues	$726,910	$639,589	$1,420,796	$1,250,867
Net income attributable to Cephalon, Inc.	89,064	85,904	203,977	142,170

Basic income per common share attributable to Cephalon, Inc.	1.18	1.21	2.72	2.03
Diluted income per common share attributable to Cephalon, Inc.	1.11	1.12	2.51	1.85

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

Ception Therapeutics, Inc.

In January 2009, we entered into an option agreement (the “Ception Option Agreement”) with Ception Therapeutics, Inc. (“Ception”).  Under the terms of the Ception Option Agreement, we had the irrevocable option (the “Ception Option”) to purchase all of the outstanding capital stock on a fully diluted basis of Ception within a specified period of time.  As consideration for the Ception Option, we paid Ception $50.0 million (the “Ception Option Fee”) and paid Ception stockholders an aggregate of $50.0 million.

We determined that, because of our rights under the Ception Option Agreement, effective on January 13, 2009, Ception was a variable interest entity for which we were the primary beneficiary.  As a result, as of January 13, 2009, we included the financial condition and results of operations of Ception in our consolidated financial statements.  Prior to April 5, 2010, we did not have an equity interest in Ception and, therefore, we allocated the Ception losses to noncontrolling interest in the consolidated statement of operations.

The following summarizes the carrying amounts and classification of Ception’s assets and liabilities included in our consolidated balance sheet as of December 31, 2009 (as a VIE):

December 31, 2009
Cash and cash equivalents	$52,500
Other current assets	193
Property and equipment, net	348
Goodwill	121,918
Intangible assets	199,400
Other assets	10
Current portion of long-term debt, net	3,763
Accounts payable	4,064
Accrued expenses	5,526
Deferred tax liabilities	61,911
Noncontrolling interest	188,105

In February 2010, we exercised the Ception Option based on our evaluation of the results of a Phase II clinical trial of Ception’s lead compound, CINQUIL™ (reslizumab) for the treatment of eosinophilic asthma.  After completing certain closing conditions, including U.S. antitrust approval, in April 2010, we acquired privately-held Ception for $250.0 million.  We also advanced $25.0 million in financing to Ception prior to the acquisition, for which the Ception stockholders were not required to (and therefore did not) repay at the closing of the acquisition. In April 2010, Ception distributed the Ception Option Fee to its stockholders immediately prior to the closing of the acquisition. Ception stockholders also could receive (i) additional payments related to clinical and regulatory milestones and (ii) royalties related to net sales of products developed from Ception’s program to discover small molecule, orally-active, anti-TNF (tumor necrosis factor) receptor agents.  We expect to begin a Phase III clinical trial for the treatment of eosinophilic asthma by the end of 2010.

As a result of acquiring the Ception noncontrolling interest in April 2010, we recognized a reduction of $210.1 million in Cephalon stockholders’ equity which reflects the difference between the fair value of all consideration paid and the balance of the noncontrolling interest on that date.

The acquisition of Ception’s noncontrolling interest includes a contingent consideration arrangement that may require additional consideration to be paid by the company in the form of milestone payments. It is currently estimated that milestone payments will occur in 2014 and 2015. The range of undiscounted amounts we could be required to pay under our agreement is between zero and $500.0 million. The fair value of the liability for the contingent consideration recognized on the acquisition date of the Ception noncontrolling interest was $96.9 million. The contingent consideration payments have been recorded as a liability and will be evaluated quarterly or more frequently if circumstances dictate. Changes in the fair value of contingent consideration will be recorded in earnings. We determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future milestone payments was based on several factors including:

•                  estimated cash flows projected from the success of unapproved product candidates in the U.S. and Europe;

•                  the probability of success for unapproved product candidates;

•                  the time and resources needed to complete the development and approval of product candidates;

•                  the life of the potential commercialized products and associated risks of obtaining regulatory approvals in the U.S. and Europe; and

•                  risks associated with uncertainly, achievement and payment of milestone events.

The resulting discounted cash flows were probability-weighted using a rate that reflects the uncertainty surrounding the expected outcomes, which we believe is appropriate and representative of a market participant assumption. The change in fair value that was recognized as an expense in earnings for the period between April 5 and June 30, 2010 was $1.1 million.

As a previously consolidated VIE, Cephalon has reported the revenues and expenses of Ception in our consolidated statement of operations since January 13, 2009 in the United States segment.

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

We have determined that, because of our rights under the BDC option agreement, effective on November 18, 2009, BDC is a variable interest entity for which we are the primary beneficiary.  As a result, as of November 18, 2009 we have included the financial condition and results of operations of BDC in our consolidated financial statements.  However, we do not have an equity interest in BDC and, therefore, we have allocated the BDC losses to noncontrolling interest in the consolidated statement of operations.  If the BDC option expires unexercised, we will deconsolidate BDC and recognize a loss of $30.0 million, equal to our investment in BDC.  BDC did not have a material impact on our revenues or earnings attributable to our Cephalon shareholders for the period ended June 30, 2010 or on a pro forma basis for the periods ended June 30, 2010 and 2009.  BDC is included in our U. S. operating segment.

The following summarizes the carrying amounts and classification of BDC’s assets and liabilities included in our consolidated balance sheet as of December 31, 2009 and June 30, 2010:

	December 31, 2009	June 30, 2010
Cash and cash equivalents	$9,854	$6,000
Accounts receivable	69	3
Other current assets	27	19
Property and equipment, net	18	6
Goodwill	20,391	20,391
Intangible assets	48,000	48,000
Accounts payable	362	230
Accrued expenses	1,817	191
Deferred tax liabilities	18,171	17,329
Noncontrolling interest	28,009	26,669

Although BDC is included in our consolidated financial statements, our interest in BDC’s assets is limited to that accorded to us in the agreements with BDC as described above.  BDC’s creditors have no recourse to the general credit of Cephalon.

3.   RESTRUCTURING

Ception restructuring

In April 2010, as a result of the exercise of the Ception Option, we began to integrate Ception into the Cephalon business and initiated restructuring efforts. This restructuring was completed and all payments were made in the second quarter of 2010. Nineteen jobs were eliminated for a total pre-tax cost of $3.2 million.

2009 restructuring

In October 2009, we began to restructure our discovery research organization to focus on our pipeline opportunities, primarily in oncology, inflammatory diseases and pain, with an emphasis on our biologic opportunities, wind down our internal research efforts in CNS and reduce our overall cost structure.  As part of this restructuring, we have recently announced worldwide restructuring efforts. Beginning in 2009 and continuing in 2010, we expect to eliminate approximately 82 jobs worldwide through a combination of voluntary resignations and terminations.  As of June 30, 2010, 69 positions have been eliminated.  The total estimated pre-tax costs of these restructuring efforts are $9.7 million.  Total estimated charges and spending related to worldwide restructuring efforts recognized in the consolidated statement of operations and included primarily in the United States segment are as follows:

	Three months ended	Six months ended
	June 30, 2010
Restructuring reserves, beginning of period	$1,221	$7,862
Severance Costs	349	381
Payments	(117)	(6,790)
Restructuring reserves, end of period	$1,453	$1,453

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

The estimated pre-tax costs of the plan are being recognized between 2008 and 2011 and are included in the United States segment.  Through June 30, 2010, we have incurred a total of $15.2 million related to the restructuring plan.  In addition to the costs described above, we have recognized pre-tax, non-cash accelerated depreciation of plant and equipment at the Eden Prairie facility, which we expect to total approximately $20.0 million to $22.0 million.  Through June 30, 2010, we have incurred a total of $17.4 million in accelerated depreciation charges.

Total charges and spending related to the restructuring plan recognized in the consolidated statement of operations and included in the United States segment are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Restructuring reserves, beginning of period	$7,354	$4,596	$7,083	$3,733
Severance costs	450	747	977	1,813
Manufacturing and personnel transfer costs	571	498	788	1,069
Payments	(161)	(583)	(634)	(1,357)
Restructuring reserves, end of period	$8,214	$5,258	$8,214	$5,258

4.  ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSE

In 2009, we recognized acquired in-process research and development expense of:

•                  $9.4 million in exchange for the elimination of the $15.0 million milestone and royalty payments associated with the celecoxib license agreement and Acusphere patent rights relating to its HDDS technology;

•                  $30.0 million in exchange for the exclusive, worldwide license rights to LUPUZORTM, acquired from ImmuPharma; and

•                  $0.8 million in exchange for exclusive sublicense rights to bendamustine hydrochloride in China and Hong Kong, acquired from SymBio.

5.   OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Gains (losses) on foreign exchange derivative instruments	$(2,900)	$13,670	$(9,069)	$19,022
Arana dividend income	—	—	—	1,567
Loss on Arana contingent consideration (90% ownership incentive payment)	—	(2,773)	—	(2,773)
Gain on excess of Arana net assets over consideration	—	10,008	—	10,008
Gain on pre-bid Arana holdings	—	6,596	—	6,596
Foreign exchange gains (losses)	(6,432)	4,603	(7,534)	4,223
Other income (expense), net	$(9,332)	$32,104	$(16,603)	$38,643

In 2010, Cephalon entered into a foreign exchange forward contracts related to our Mepha AG transaction.  These contracts protected against fluctuations between the Swiss Franc and the U.S. Dollar.  Changes in the value of these contracts were recognized within net income. All foreign exchange contracts have settled as of June 30, 2010. Other income (expense), net includes $2.9 million and $9.1 million of losses on these foreign exchange contracts for the three and six months ended June 30, 2010, respectively.

In 2009, Cephalon entered into foreign exchange forward contracts and a foreign exchange option contract related to our Arana transaction.  Together, these contracts protected against fluctuations between the Australian Dollar and the U.S. Dollar.  Changes in the value of these contracts were recognized within net income. All foreign exchange contracts settled as of June 30, 2009. Other income (expense), net includes $13.7 million and $19.0 million of gains on these foreign exchange contracts for the three and six months ended June 30, 2009, respectively.

6.  COMPREHENSIVE INCOME

The components of Cephalon’s comprehensive income include:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income	$89,064	$84,764	$199,629	$143,347
Foreign currency translation gains (losses)	(38,952)	54,245	(67,986)	48,081
Net prior service costs on retirement-related plans	(24)	(8)	(49)	(29)
Unrealized investment gains (losses)	—	(1,899)	—	266
Comprehensive income	$50,088	$137,102	$131,594	$191,665

The components of accumulated other comprehensive income, all of which apply to Cephalon, consisted of the following:

	June 30, 2010	December 31, 2009
Foreign currency translation gains	$44,173	$112,159
Prior service gains and losses on retirement-related plans	1,986	2,035
Accumulated other comprehensive income	$46,159	$114,194

Our noncontrolling interests do not have any accumulated other comprehensive income balances.

7.  FAIR VALUE DISCLOSURES

Our non-current investments are recorded on a cost basis.  The carrying values of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their respective fair values. Long-term fair value liabilities include contingent consideration attributable to Ception. As a result of the acquisition of Mepha, noncontrolling interest was also recorded at fair value. For details on our Ception and Mepha transactions and a description of the fair value methodologies utilized, see Note 2.

Current accounting guidance provides a three-tier fair value hierarchy, which prioritize the inputs used in measuring fair value as follows:

•    Level 1: Observable inputs such as quoted prices in active markets for identical assets and liabilities;

•    Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•    Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table sets forth the fair value hierarchy for financial assets and liabilities carried at fair value and measured on a recurring basis as of June 30, 2010.  There were no assets and liabilities recorded at fair value measured on a recurring basis at December 31, 2009.

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Ception contingent consideration	$97,978	—	—	$97,978

The table below reconciles the beginning and ending balances for assets and liabilities measured on a recurring basis using unobservable inputs (Level 3) during the period.

Ception Contingent Consideration
Balance, January 1, 2010	$—
Net transfer in to Level 3	96,911
Unrealized losses included in earnings	1,067
Ending Balance, June 30, 2010	$97,978

The following table sets forth the fair value hierarchy for assets and liabilities carried at fair value and measured on a non recurring basis as of June 30, 2010.  There were no assets and liabilities recorded at fair value measured on a nonrecurring basis at December 31, 2009.

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mepha noncontrolling interest	$36,774	$—	$—	$36,774

Except for our convertible notes, our debt instruments do not have readily ascertainable market values; however, the carrying values approximate the respective fair values. As of June 30, 2010, the fair value and carrying value of our convertible debt, based on quoted market prices was:

	Fair Value^	Carrying Value	Face Value
2.0% convertible senior subordinated notes due June 1, 2015	$1,059,030	$633,845	$820,000
2.5% convertible senior subordinated notes due May 1, 2014	523,750	375,023	500,000

^The fair value shown above represents the fair value of the total debt instrument, inclusive of both the liability and equity components, while the carrying value represents the carrying value of the liability .

8.   INVENTORY, NET

Inventory, net consisted of the following:

	June 30, 2010	December 31, 2009
Raw materials	$36,360	$27,105
Work-in-process	146,192	144,145
Finished goods	111,127	69,326
Total inventory, net	$293,679	$240,576

We have committed to make future minimum payments to third parties for certain raw material inventories, including agreements to purchase minimum amounts of modafinil through 2012.  Over the past few years, we have developed a manufacturing process for the active pharmaceutical ingredient in NUVIGIL that is more cost effective than our prior process of separating modafinil into armodafinil.  As a result of using this new process coupled with the launch of NUVIGIL, we reassess, as needed, the potential impact of these items on certain of our existing agreements to purchase modafinil and reserve for purchase commitments in excess of current expected need.  As of December 31, 2009, our aggregate future purchase commitments remaining totaled $15.9 million and our reserve balance for excess purchase commitments was $9.0 million.  In the second quarter of 2010 we reassessed our future modafinil needs and recorded a $9.4 million adjustment which increased the excess commitment reserve as well as a reserve for inventory on-hand. As of June 30, 2010, our aggregate future purchase commitments remaining total $10.8 million and are fully reserved.

9.  GOODWILL

Goodwill consisted of the following:

	United States	Europe	Total
December 31, 2009	$486,619	$103,665	$590,284
Foreign currency translation adjustment	—	(12,883)	(12,883)
Acquisition of Mepha AG	—	225,150	225,150
June 30, 2010	$486,619	$315,932	$802,551

We are currently conducting our annual test of impairment of goodwill as of July 1, 2010 and do not expect to record an impairment charge based on our preliminary results of this annual test of impairment.

10.  INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

		June 30, 2010			December 31, 2009
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Marketed product rights and technology	5 - 20 years	$1,109,700	$485,170	$624,530	$898,325	$458,886	$439,439
In process research and development	Indefinite	367,859	—	367,859	341,206	—	341,206
Trademarks	10 - 20 years	250,768	38,193	212,575	223,383	34,013	189,370
Other agreements	1- 2 years	25,547	19,701	5,846	22,203	10,361	11,842
		$1,753,874	$543,064	$1,210,810	$1,485,117	$503,260	$981,857

Intangible assets are amortized over their estimated useful economic life using the straight line method. Amortization expense was $32.2 million and $22.9 million for the three months ended June 30, 2010 and 2009, respectively, and $58.0 million and $44.2 million for the six months ended June 30, 2010 and 2009, respectively.

11.  LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30, 2010	December 31, 2009
2.0% convertible senior subordinated notes due June 1, 2015	$820,000	$820,000
Debt discount on 2.0% convertible senior subordinated notes due June 1, 2015	(186,155)	(201,536)
2.5% convertible senior subordinated notes due May 1,2014	500,000	500,000
Debt discount on 2.5% convertible senior subordinated notes due May 1, 2014	(124,977)	(137,907)
Zero Coupon convertible subordinated notes first putable June 2010	—	199,968
Debt discount on Zero Coupon convertible subordinated notes first putable June 2010	—	(5,771)
Capital lease obligations	4,938	3,065
Ception Therapeutics, Inc. obligations	—	3,763
Other	242	1,039
Total debt	1,014,048	1,182,621
Less current portion	(635,932)	(818,925)
Total long-term debt	$378,116	$363,696

Convertible Notes

The liability component of our convertible notes will be classified as current liabilities and presented in current portion of long-term debt and the equity component of our convertible debt will be considered a redeemable security and presented as redeemable equity on our consolidated balance sheet if our debt is considered current at the balance sheet date.

During the second quarter of 2010, we delivered a notice of redemption to the holders of our Zero Coupon Notes first putable June 2010 (the “2010 Notes”).  Prior to the redemption date, most of the 2010 Notes were converted.  Holders who converted their 2010 Notes received from us an aggregate of $170.2 million in cash and 137,543 shares of our common stock, under the terms of the 2010 Notes.  Concurrent with the conversion, we received from Credit Suisse (CSFB) 137,441 shares of our common stock in settlement of the convertible note hedge agreement associated with the 2010

Notes.  The warrant held by CSFB and associated with the 2010 Notes expired without exercise. The $29.3 million of 2010 Notes that were not converted were redeemed by us or tendered by the holder to us for cash of $29.4 million.

The conversion and redemption of the 2010 Notes reduced the liability component of our convertible debt, which was computed based on the fair value of a similar liability that does not include the conversion option, by $199.5 million. The fair value of the liability component was equal to the carrying value on the date of conversion. The debt discount and debt issuance costs associated with the 2010 Notes were fully amortized to interest expense by the date of conversion.  We recognized a $0.4 million gain related to the accreted premium on the 2010 Notes which were converted by the holders.

At June 30, 2010 and December 31, 2009, our stock price was $56.75 and $62.42, respectively, and therefore, the 2.0% Notes are considered to be current liabilities based on conversion price and are presented in current portion of long-term debt on our consolidated balance sheet.

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

We also received rights to certain modafinil-related intellectual property developed by each party and in exchange for these rights, we agreed to make payments to Barr, Mylan, Ranbaxy and Teva collectively totaling up to $136.0 million, consisting of upfront payments, milestones and royalties on net sales of our modafinil products. In order to maintain an adequate supply of the active drug substance modafinil, we entered into agreements with three modafinil suppliers whereby we have agreed to purchase minimum amounts of modafinil through 2012, with aggregate remaining purchase commitments totaling $10.8 million as of June 30, 2010. See Note 8 for additional details.

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

In the first quarter 2010, generic versions of modafinil were launched in Portugal, Sweden and Denmark.  We have filed lawsuits in each of these countries and intend to vigorously enforce our intellectual property rights.

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

In July 2010, two purported stockholders of the company filed derivative suits on behalf of Cephalon in the EDPA naming each member of our Board of Directors as defendants. The two suits allege, among other things, that the defendants failed to exercise reasonable and prudent supervision over the management practices and controls of Cephalon, including with respect to the marketing and sale of PROVIGIL, ACTIQ and GABITRIL and the execution of the PROVIGIL settlement agreements, and in failing to do so, violated their fiduciary duties to the stockholders. The complaints seek an unspecified amount of money damages, disgorgement of all compensation and other equitable relief. We believe the allegations in these matters are without merit, and we intend to vigorously defend ourselves in these matters and in similar actions that may be filed in the future.  These efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

NUVIGIL Paragraph IV notice

In July 2010, we received a Paragraph IV certification letter relating to an ANDA submitted to the FDA by Apotex Corp. and Apotex Inc. (collectively, “Apotex”) requesting approval to market and sell a generic version of NUVIGIL. Apotex alleges that our U.S. Patent Numbers 7,132,570 (the “‘570 Patent”), 7,297,346 (the “‘346 Patent”) and RE37,516 (the “‘516 Patent”) are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of the product described in Apotex’s ANDA submission. Under the provisions of the Hatch-Waxman Act, if we initiate a patent infringement lawsuit against Apotex within 45 days of our receipt of Apotex’s letter, then the FDA would be automatically precluded from approving the Apotex ANDA until the earlier of entry of a district court judgment in favor of Apotex or 30 months from the date of our receipt of Apotex’s letter.

NUVIGIL Patent Litigation

In December 2009, January 2010 and February 2010, we filed patent infringement lawsuits against six companies—Teva, Actavis, Mylan, Watson, Sandoz and Lupin—based upon the ANDA filed by each of these firms with the FDA seeking approval to market a generic form of armodafinil. The lawsuits claimed infringement of our ‘570 Patent, ‘346 Patent and ‘516 Patent. Cephalon has a three-year period of marketing exclusivity for NUVIGIL that extends until June 15, 2010. In addition, including the six-month pediatric extension, the ‘516 Patent, the ‘346 Patent, and the ‘570 Patent expire on April 6, 2015, May 29, 2024, and June 18, 2024, respectively.

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

FENTORA Patent Litigation

In April 2008, June 2008 and January 2010, we received Paragraph IV certification letters relating to ANDAs submitted to the FDA by Watson Laboratories, Inc., Barr and Sandoz, respectively, requesting approval to market and sell a generic equivalent of FENTORA. Both Watson and Barr allege that our U.S. Patent Numbers 6,200,604 and 6,974,590 covering FENTORA are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of the product described in their respective ANDAs. The 6,200,604 and 6,974,590 patents cover methods of use for FENTORA and do not expire until 2019. In June 2008, July 2008 and January 2010, we and our wholly-owned subsidiary, CIMA, filed lawsuits in U.S. District Court in Delaware against Watson, Barr and Sandoz for infringement of these patents.  In May 2010, the trial for the Watson FENTORA matter was completed.  We anticipate a decision by the U.S. District Court in Delaware in the fourth quarter of 2010.

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

In late 2007, we were served with a series of putative class action complaints filed in the EDPA on behalf of entities that claim to have reimbursed for prescriptions of ACTIQ for uses outside of the product’s approved label in non-cancer patients. The complaints allege violations of various state consumer protection laws, as well as the violation of the common law of unjust enrichment, and seek an unspecified amount of money in actual, punitive and/or treble damages, with interest, and/or disgorgement of profits. In May 2008, the plaintiffs filed a consolidated and amended complaint that also alleges violations of RICO and conspiracy to violate RICO. The RICO allegations were dismissed with prejudice in May 2009. In February 2009, we were served with an additional putative class action complaint filed on behalf of two health and welfare trust funds that claim to have reimbursed for prescriptions of GABITRIL and PROVIGIL for uses outside the approved labels for each product. The complaint alleges violations of RICO and the common law of unjust enrichment and seeks an unspecified amount of money in actual, punitive and/or treble damages, with interest. We believe the allegations in the complaints are without merit, and we intend to vigorously defend ourselves in these matters and in any similar actions that may be filed in the future. These efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

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

Other Commitments

We have committed to make potential future “milestone” payments to third parties as part of our in-licensing and development programs primarily in the area of research and development agreements.  Payments generally become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones.  Because the achievement of these milestones is neither probable or reasonably estimable, we have not recorded a liability on our balance sheet for any such contingencies, with the exception of the contingent consideration recorded upon acquisition of Ception. See Note 2 for details.  As of June 30, 2010, the potential milestone and other contingent payments due under current contractual agreements total $1.5 billion.

13.  STOCK-BASED COMPENSATION

Total stock-based compensation expense recognized in the consolidated statement of operations is as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Stock option expense	$7,610	$7,890	$12,080	$14,120
Restricted stock unit expense	5,190	5,390	9,550	10,720
Total stock-based compensation expense*	$12,800	$13,280	$21,630	$24,840
Total stock-based compensation expense after-tax	$8,614	$8,805	$14,427	$16,312

*For the three and six months ended June 30, 2009 and 2010 total stock-based compensation is allocated 4% to cost of sales, 38% to research and development and 58% to selling, general and administrative expenses based on the employees’ compensation allocation between these line items.

Stock based compensation expense decreased for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 due to a higher level of forfeitures in 2010.

14.  PENSION AND OTHER POSTRETIREMENT BENEFITS

We have defined benefit pension plans covering eligible employees in certain of our international subsidiaries. Net periodic pension benefit cost is based on periodic actuarial valuations which use the projected unit credit method of calculation and is charged to expense on a systematic basis over the average remaining service lives of the current participants.  Prior to the acquisition of Mepha, our defined benefit pension obligations were not material to our operations.

The net cost for pension benefit plans consisted of the following components, attributable to our European segment:

	Three months ended June 30,	Six months ended June 30,
	2010	2010
Service cost	$1,134	$1,334
Interest cost	774	888
Expected return on plan assets	(565)	(565)
Amortization of prior service credit	(20)	(41)
Net periodic benefit cost	$1,323	$1,616

We expect to contribute approximately $2.8 million to our pension plans in 2010.  As of June 30, 2010, contributions of $1.2 million have been made to these pension plans and we anticipate additional contributions during the remainder of 2010 to total approximately $1.6 million.

Mepha Pension Benefits

In accordance with local laws and regulations, we acquired and became the sponsor of a defined benefit pension plan in Switzerland in conjunction with the Mepha acquisition.  At April 8, 2010, the date of acquisition, the projected benefit obligation and accumulated benefit obligation of the plan were $81.9 million and $75.4 million, respectively.  The fair value of plan assets on the date of acquisition was $67.3 million, resulting in a net obligation of $14.7 million.  Net periodic benefit costs from the acquisition date through December 31, 2010 are expected to be approximately $3.2 million.

The actuarial assumptions used to calculate the benefit obligation at April 8, 2010 and the net periodic expense for 2010 are as follows:

Discount rate	3.3%
Expected long term rate of return on plan assets during fiscal year	3.3%
Rate of compensation increase	2.0%

The expected long-term rate of return on plan assets is a long term assumption at the measurement date based upon historical experience and expected future performance, considering the company’s target and projected investment mix. The discount rate was selected using a method that matches expected benefit payments with high quality corporate bond yield curves in Switzerland at the plans’ measurement date.  Market conditions and other factors can vary over time that could affect our estimates of the expected long term rate of return on plan assets and the discount rates used to calculate our pension benefit obligations and our net periodic benefit costs for future years.

As of April 8, 2010, our pension plan asset allocations by category were:

Equity Securities	32.10%
Debt Securities	49.90%
Real Estate	5.00%
Cash	13.00%

The fundamental goal underlying the pension plan’s investment policy is to ensure that the assets of the plans are invested in a prudent manner to meet the obligations of the plans as these obligations come due. Investment practices must comply with applicable laws and regulations.  We establish strategic asset allocation percentage targets and appropriate benchmarks for each significant asset class to obtain a prudent balance between return and risk. The interaction between plan assets and benefit obligations is periodically studied to assist in the establishment of strategic asset allocation targets.

The following is a description of the valuation methodologies used for assets measured at fair value:

•                  Equity securities are valued at the latest quoted prices taken from the primary exchange on which the security trades.  Included within equity securities, mutual funds and private equity funds are valued at the net asset value (NAV) of shares held at the acquisition date.

•                  Corporate debt securities are valued using market inputs such as reported trades, benchmark yields, broker/dealer quotes, issuer spreads, and other reference data including market research publications.

•                  Real estate investments are based on third party appraisals as of the acquisition date.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair value.  Furthermore, while we believe its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in different fair value measurements at the reporting date.

Pension assets are classified into three levels.  Level 1 asset values are derived from quoted prices which are available in active markets as of the report date.  Level 2 asset values are derived from other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the report date. Level 3 asset values are derived from unobservable pricing inputs that are not corroborated by market data or other objective sources.  The levels assigned to the defined benefit plan assets as of April 8, 2010 are summarized in the table below:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$7,202	$7,202	$—	$—
Equity securities	25,145	24,173	972	—
Corporate debt securities	34,413	34,413	—	—
Real estate	502	—	—	502
Total	$67,262	$65,788	$972	$502

Expected 2010 contributions for the plan are $2.8 million. Estimated Future Benefit Payments are as follows:

2010	$2,430
2011	2,803
2012	2,701
2013	2,896
2014	3,064
2015 - 2019	15,664

15.  INCOME TAXES

For the three months ended June 30, 2010, we recognized $63.3 million of income tax expense on income before income taxes of $155.6 million, resulting in an overall effective tax rate of 40.6 percent.  For the six months ended June 30, 2010, we recognized $111.6 million of income tax expense on income before income taxes of $304.3 million, resulting in an overall effective tax rate of 36.7 percent.

The Internal Revenue Service (“IRS”) currently is examining Cephalon, Inc.’s 2006 and 2007 U.S. federal income tax returns.  Zeneus Pharma S.a.r.L. is under examination by the French Tax Authorities for 2003 to 2006.  Cephalon France SAS is under examination by the French Tax Authorities for 2007 and 2008.  Cephalon GmbH, in Germany, is under examination for 2004 to 2006.  Our filings in the United Kingdom remain open to examination for 2007 to 2009 and in Switzerland for 2008 and 2009.  In other significant foreign jurisdictions, the tax years that remains open for potential examination range from 2001 to 2009.  We do not believe at this time that the results of these examinations will have a material impact on our financial statements.

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

16.  EARNINGS PER SHARE (“EPS”)

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

The number of shares included in the diluted EPS calculation for the convertible subordinated notes and warrants is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Average market price per share of Cephalon stock	$61.73	$62.40	$64.53	$67.24

Shares included in diluted EPS calculation:
2.0% Notes	4,275	4,417	4,852	5,363
2.5% Notes	—	—	—	—
New Zero Coupon Notes	296	334	438	564
Warrants related to 2.0% Notes	—	—	—	—
Warrants related to 2.5% Notes	—	—	—	—
Warrants related to New Zero Coupon Notes	—	—	—	—
Other	1	1	1	1
Total	4,572	4,752	5,291	5,928

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted income per common share:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Basic income per common share computation:
Numerator:
Net income used for basic income per common share	$89,064	$84,764	$199,629	$143,347
Denominator:
Weighted average shares used for basic income per common share	75,192	71,119	75,092	69,962

Basic income per common share	$1.18	$1.19	$2.66	$2.05

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Diluted income per common share computation:
Numerator:
Net income used for basic income per common share	$89,064	$84,764	$199,629	$143,347
Denominator:
Weighted average shares used for basic income per common share	75,192	71,119	75,092	69,962
Effect of dilutive securities:
Convertible subordinated notes and warrants	4,572	4,752	5,291	5,928
Employee stock options and restricted stock units	743	758	840	918
Weighted average shares used for diluted income per common share	80,507	76,629	81,223	76,808

Diluted income per common share	$1.11	$1.11	$2.46	$1.87

The following reconciliation shows the shares excluded from the calculation of diluted income per common share as the inclusion of such shares would be anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Weighted average shares excluded:
Convertible subordinated notes and warrants	28,218	24,544	28,277	23,891
Employee stock options and restricted stock units	4,799	3,991	4,825	3,842
	33,017	28,535	33,102	27,733

17.  SEGMENT AND SUBSIDIARY INFORMATION

Revenues for the three months ended June 30:

	2010			2009
	United States	Europe	Total	United States	Europe	Total
Net sales:
PROVIGIL	$268,550	$16,280	$284,830	$246,583	$15,485	$262,068
NUVIGIL	40,968	—	40,968	16,786	—	16,786
GABITRIL	11,118	1,024	12,142	10,749	1,026	11,775
CNS	320,636	17,304	337,940	274,118	16,511	290,629

ACTIQ	14,471	14,067	28,538	18,759	19,106	37,865
Generic OTFC	11,535	—	11,535	23,390	—	23,390
FENTORA	38,861	5,661	44,522	30,617	814	31,431
AMRIX	28,548	—	28,548	30,867	—	30,867
Pain	93,415	19,728	113,143	103,633	19,920	123,553

TREANDA	99,732	—	99,732	55,820	—	55,820
Other Oncology	6,253	23,926	30,179	4,193	22,168	26,361
Oncology	105,985	23,926	129,911	60,013	22,168	82,181

Other	5,941	125,500	131,441	8,380	34,278	42,658
Total Net sales	525,977	186,458	712,435	446,144	92,877	539,021
Other Revenues	12,345	2,130	14,475	8,443	349	8,792
Total External Revenues	538,322	188,588	726,910	454,587	93,226	547,813
Inter-Segment Revenues	6,417	6	6,423	6,978	3	6,981
Elimination of Inter-Segment Revenues	(6,417)	(6)	(6,423)	(6,978)	(3)	(6,981)
Total Revenues	$538,322	$188,588	$726,910	$454,587	$93,226	$547,813

Revenues for the six months ended June 30:

	2010			2009
	United States	Europe	Total	United States	Europe	Total
Net sales:
PROVIGIL	$513,151	$34,130	$547,281	$485,012	$30,418	$515,430
NUVIGIL	75,890	—	75,890	16,786	—	16,786
GABITRIL	19,417	2,486	21,903	25,498	2,531	28,029
CNS	608,458	36,616	645,074	527,296	32,949	560,245

ACTIQ	29,411	32,558	61,969	40,171	35,858	76,029
Generic OTFC	24,314	—	24,314	47,502	—	47,502
FENTORA	77,341	9,390	86,731	63,907	1,237	65,144
AMRIX	53,683	—	53,683	57,104	—	57,104
Pain	184,749	41,948	226,697	208,684	37,095	245,779

TREANDA	180,989	—	180,989	106,017	—	106,017
Other Oncology	10,808	48,124	58,932	9,519	43,200	52,719
Oncology	191,797	48,124	239,921	115,536	43,200	158,736

Other	15,401	162,023	177,424	19,535	69,092	88,627
Total Net sales	1,000,405	288,711	1,289,116	871,051	182,336	1,053,387
Other Revenues	28,129	6,250	34,379	14,066	328	14,394
Total External Revenues	1,028,534	294,961	1,323,495	885,117	182,664	1,067,781
Inter-Segment Revenues	15,336	6	15,342	12,683	175	12,858
Elimination of Inter-Segment Revenues	(15,336)	(6)	(15,342)	(12,683)	(175)	(12,858)
Total Revenues	$1,028,534	$294,961	$1,323,495	$885,117	$182,664	$1,067,781

Income (loss) before income taxes for the period ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2010	2009^	2010	2009^
United States	$156,188	$122,532	$298,030	$236,498
Europe	(541)	(3,560)	6,265	(40,690)
Total	$155,647	$118,972	$304,295	$195,808

Total assets:

	June 30, 2010	December 31, 2009
United States	$3,033,422	$3,896,131
Europe	1,512,472	761,964
Total	$4,545,894	$4,658,095

^ Certain reclassifications of prior year amounts have been made to conform to current year presentation.

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

EXECUTIVE SUMMARY

Cephalon, Inc. is an international biopharmaceutical company dedicated to the discovery, development and commercialization of innovative products in four core therapeutic areas: central nervous system (“CNS”), pain, oncology and inflammatory disease. In addition to conducting an active research and development program, we market seven proprietary products in the United States and over 150 branded and generic products in almost 100 countries throughout Europe and the world.

Our most significant products are our wakefulness products, PROVIGIL® (modafinil) Tablets [C-IV] and NUVIGIL® (armodafinil) Tablets [C-IV].  PROVIGIL comprised 42% of our total consolidated net sales for the six months ended June 30, 2010, of which 94% was in the U.S. market.  NUVIGIL comprised 6% of our total consolidated net sales for the six months ended June 30, 2010, all of which were in the U.S. market. In June 2007, we secured final U.S. Food and Drug Administration (the “FDA”) approval of the NUVIGIL indication for the treatment of excessive sleepiness associated with narcolepsy, obstructive sleep apnea/hypopnea syndrome (“OSA/HS”) and shift work sleep disorder (“SWSD”). We launched NUVIGIL on June 1, 2009.  In March 2009, we announced positive results from a Phase II clinical trial of NUVIGIL as adjunctive therapy for treating major depressive disorder in adults with bipolar I disorder and our plan to advance to Phase III trials for this indication.  In April 2009, we announced positive results from a Phase III clinical trial of NUVIGIL as a treatment for excessive sleepiness associated with jet lag disorder and filed a supplemental new drug application (an “sNDA”) for this indication with the FDA in June 2009.  Together with the FDA, we designed a special protocol assessment (“SPA”) intended to evaluate the experience of a typical eastbound airline traveler.  We believe the results of the Phase III clinical trial met the requirements of the SPA.  In March 2010, we received a complete response letter from the FDA that raised questions regarding the robustness of the Patient Global Impression of Severity (PGI-S) data, one of the two primary endpoints set forth in the SPA for this clinical trial. We met with the FDA in May 2010 to discuss the complete response letter, provided a formal written response to the FDA in June 2010 and anticipate a final decision from the FDA regarding our sNDA by the end of 2010.  In June 2010, we announced that the primary endpoint was not met for a Phase II study of NUVIGIL as an adjunctive therapy for the treatment of the negative symptoms of schizophrenia.

In March 2008, the FDA granted approval for TREANDA® (bendamustine hydrochloride) for the treatment of patients with chronic lymphocytic leukemia (“CLL”) and, in April 2008, the product was launched.  In October 2008, we received FDA approval of TREANDA for treatment of patients with indolent B-cell non-Hodgkin’s lymphoma (“NHL”) who have progressed during or within six months of treatment with rituximab or a rituximab-containing regimen.  TREANDA comprised 14% of our total consolidated net sales for the six months ended June 30, 2010, all of which were in the U.S. market.  While not a currently approved indication by the FDA, TREANDA was recently listed in the 2010 NCCN clinical practice guidelines as a front-line treatment for NHL.  We believe the guidelines listing was the result of an independent Phase III clinical study conducted by the German Study Group for Indolent Lymphomas (“StiL Group”) in Giessen, Germany.  The StiL Group’s study results announced in December 2009 indicated better tolerability and more than a 20-month improvement in median progression free survival in patients treated with TREANDA in combination with rituximab versus cyclophosphamide, doxorubicin, vincristine, and prednisolone (commonly known as CHOP) in combination with rituximab for the first-line treatment of patients with advanced follicular, indolent, and mantle cell lymphomas, each of which is not currently an FDA-approved indication. We are working with the StiL Group to determine if its study results can be filed with the FDA to support an sNDA for TREANDA for the treatment of front-line NHL.  Separately, we are enrolling patients in our own Phase III study of TREANDA for the treatment of front-line NHL.

On a combined basis, our two next most significant products are FENTORA® (fentanyl buccal tablet) [C-II] and ACTIQ® (oral transmucosal fentanyl citrate) [C-II] (including our generic version of ACTIQ (“generic OTFC”)).  Together, these products comprise 13% of our total consolidated net sales for the six months ended June 30, 2010, of which 76% was in the U.S. market.   In October 2006, we launched FENTORA in the United States.  FENTORA is indicated for the management of breakthrough pain in patients with cancer who are already receiving and are tolerant to opioid therapy for their underlying persistent cancer pain.  In April 2008, we received marketing authorization from the European Commission for EFFENTORA™ for the same indication as FENTORA and launched the product in certain European countries in January

2009. We have focused our clinical strategy for FENTORA on studying the product in opioid-tolerant patients with breakthrough pain associated with chronic pain conditions, such as neuropathic pain and back pain.  In November 2007, we submitted an sNDA to the FDA seeking approval to market FENTORA for the management of breakthrough pain in opioid tolerant patients with chronic pain conditions.  In early April 2009, we submitted a Risk Evaluation and Mitigation Strategy (the “REMS Program”) with respect to FENTORA. Subject to the timing and nature of further discussions with the FDA, we expect to receive a response from the FDA regarding the FENTORA REMS Program by the end of 2010.  With respect to ACTIQ, its sales have been meaningfully eroded by the launch of FENTORA and by generic OTFC products sold since June 2006 by Barr Laboratories, Inc. and by us through our sales agent, Watson Pharmaceuticals, Inc.  We expect this erosion will continue.  In September 2009, our obligation to supply Barr with generic OTFC ended pursuant to the terms of a license and supply agreement we entered into with Barr in July 2004.  We understand that in October 2009 the FDA approved ANDAs by Barr and by Covidien to market and sell generic OTFC and that Covidien launched its generic OTFC in the United States in March 2010.  We submitted our REMS Program for ACTIQ and generic OTFC in early April 2009.  We expect to receive a response from the FDA by the end of 2010.

In August 2007, we acquired exclusive North American rights to AMRIX® (cyclobenzaprine hydrochloride extended-release capsules) from E. Claiborne Robins Company, Inc., a privately-held company d/b/a ECR Pharmaceuticals (“ECR”).  Two dosage strengths of AMRIX (15 mg and 30 mg) were approved in February 2007 by the FDA for short-term use as an adjunct to rest and physical therapy for relief of muscle spasm associated with acute, painful musculoskeletal conditions.  We made the product available in the United States in October 2007 and commenced a full U.S. launch in November 2007.   Since 2008, the U.S. Patent and Trademark Office (the “PTO”) issued two pharmaceutical formulation patents covering AMRIX, which expire in November 2023 and February 2025.  In the second quarter of 2010, the PTO issued notices of allowance for three additional pharmaceutical formulation patent applications covering AMRIX. If issued, patents from these applications should expire in November 2023 and are expected to issue later this year.

We are or may become a party to litigation in the ordinary course of our business, including, among others, matters alleging employment discrimination, product liability, patent or other intellectual property rights infringement, patent invalidity or breach of commercial contract.  In particular, as a biopharmaceutical company, our future success is highly dependent on obtaining and maintaining patent protection or regulatory exclusivity for our products and technology. In that regard, we are currently engaged in lawsuits with respect to generic company challenges to the validity and/or enforceability of our patents covering AMRIX, FENTORA and NUVIGIL.  In May 2010, the trial for the Watson FENTORA matter was completed.  We anticipate a decision by the U.S. District Court in Delaware in the fourth quarter of 2010. Trials for and the Mylan, Barr and Impax AMRIX ANDA matters are scheduled for September 2010.  In the first quarter of 2010, generic versions of modafinil were launched in Portugal, Sweden and Denmark.  We have filed lawsuits in each of these countries. We intend to vigorously defend and enforce the validity, and prevent infringement, of our patents. The loss of patent protection or regulatory exclusivity on any of our existing products, whether by third-party challenge, invalidation, circumvention, license or expiration, could materially impact our results of operations.   For more information regarding these matters, please see Note 12 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

RECENT ACQUISITIONS AND TRANSACTIONS

Mepha AG

In April 2010, we acquired all of the issued share capital of Mepha AG (“Mepha”), a privately-held, Swiss-based pharmaceutical company, for a final purchase price of CHF 622.5 million plus contractual purchase price adjustments of CHF 26.3 million for a total of CHF 648.8 million (or approximately US$605.4 million) in cash, funded from our available cash on hand.   Founded in 1949, Mepha markets branded and non-branded generics as well as specialty products in more than 50 countries. Mepha markets its products in Europe, the Middle East, Africa, South and Central America as well as in Asia. Mepha has approximately 700 full-time employees, 500 of them in Switzerland, and approximately 300 contractors.  The acquisition of Mepha allows us to expand our geographic reach and to further diversify our business mix into the generic and branded generic arena.  Mepha is included in our European segment.  For more information regarding Mepha, please see Note 2 to our

Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Ception Therapeutics, Inc.

In January 2009, we entered into an option agreement (the “Ception Option Agreement”) with Ception Therapeutics, Inc. (“Ception”).  Under the terms of the Ception Option Agreement, we had the irrevocable option (the “Ception Option”) to purchase all of the outstanding capital stock on a fully diluted basis of Ception within a specified period of time.  As consideration for the Ception Option, we paid Ception $50.0 million (the “Ception Option Fee”) and paid Ception stockholders an aggregate of $50.0 million.

In February 2010, we exercised the Ception Option based on our evaluation of the results of a Phase II clinical trial of Ception’s lead compound, CINQUIL™ (reslizumab) for the treatment of eosinophilic asthma.  After completing certain closing conditions, including U.S. antitrust approval, in April 2010, we acquired privately-held Ception for $250.0 million.  We also advanced $25.0 million in financing to Ception prior to the acquisition, for which the Ception stockholders were not required to (and therefore did not) repay at the closing of the acquisition. In April 2010, Ception distributed the Ception Option Fee to its stockholders immediately prior to the closing of the acquisition. Ception stockholders also could receive (i) additional payments related to clinical and regulatory milestones and (ii) royalties related to net sales of products developed from Ception’s program to discover small molecule, orally-active, anti-TNF (tumor necrosis factor) receptor agents.   We expect to begin a Phase III clinical trial for the treatment of eosinophilic asthma by the end of 2010.  For more information regarding Ception, please see Note 2 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Other Transactions

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

RESULTS OF OPERATIONS

(In thousands)

Three months ended June 30, 2010 compared to three months ended June 30, 2009:

	Three months ended June 30,
	2010			2009			% Increase (Decrease)
	United States	Europe	Total	United States	Europe	Total	United States	Europe	Total
Net sales:
PROVIGIL*	$268,550	$16,280	$284,830	$246,583	$15,485	$262,068	9%	5%	9%
NUVIGIL**	40,968	—	40,968	16,786	—	16,786	144	—	144
GABITRIL	11,118	1,024	12,142	10,749	1,026	11,775	3	—	3
CNS	320,636	17,304	337,940	274,118	16,511	290,629	17	5	16

ACTIQ	14,471	14,067	28,538	18,759	19,106	37,865	(23)	(26)	(25)
Generic OTFC	11,535	—	11,535	23,390	—	23,390	(51)	—	(51)
FENTORA***	38,861	5,661	44,522	30,617	814	31,431	27	595	42
AMRIX	28,548	—	28,548	30,867	—	30,867	(8)	—	(8)
Pain	93,415	19,728	113,143	103,633	19,920	123,553	(10)	(1)	(8)

TREANDA	99,732	—	99,732	55,820	—	55,820	79	—	79
Other Oncology	6,253	23,926	30,179	4,193	22,168	26,361	49	8	14
Oncology	105,985	23,926	129,911	60,013	22,168	82,181	77	8	58

Other	5,941	125,500	131,441	8,380	34,278	42,658	(29)	266	208
Total net sales	525,977	186,458	712,435	446,144	92,877	539,021	18	101	32
Other revenues	12,345	2,130	14,475	8,443	349	8,792	46	510	65
Total revenues	$538,322	$188,588	$726,910	$454,587	$93,226	$547,813	18%	102%	33%

* Marketed under the name MODIODAL® (modafinil) in France and under the name VIGIL® (modafinil) in Germany.

** 2009 sales launched on June 1, 2009.

*** Marketed under the name EFFENTORA® (fentanyl buccal tablet) in Europe.

	Three months ended June 30,		% Increase	% Increase (Decrease) due to	% Increase (Decrease due to Mergers &	% Increase (Decrease) due to
Total net sales:	2010	2009	(Decrease)	Currency	Acquisitions	Operations
United States	$525,977	$446,144	18%	—%	—%	18%
Europe	186,458	92,877	101	(3)	97	7
	$712,435	$539,021	32%	(1)%	17%	16%

Net sales- In the United States, we sell our proprietary products to pharmaceutical wholesalers, the largest three of which accounted for 73% of our total consolidated gross sales for the three months ended June 30, 2010.  Decisions made by these wholesalers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) can materially affect the level of our sales in any particular period and thus may not necessarily correlate to the number of prescriptions written for our products as reported by IMS Health Incorporated.

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

As of June 30, 2010, we received information from substantially all of our U.S. wholesaler customers about the levels of inventory they held for our U.S. branded products. Based on this information, which we have not independently verified, we believe that total inventory held at these wholesalers is approximately two to three weeks supply of our U.S. branded products at our current sales levels.  Based on a retail inventory survey in June 2010, we believe that our generic OTFC inventory held at wholesalers and retailers is approximately four months. We do not expect that potential future fluctuations in inventory levels of generic OTFC held by retailers will have a significant impact on our financial position and results of operations.

For the three months ended June 30, 2010, in addition to the factors addressed below, net sales were also impacted by changes in the product sales allowances deducted from gross sales as described further below and by changes in the relative levels of the number of units of inventory held at wholesalers and retailers. Changes in foreign exchange rates versus the U.S. dollar caused a decrease of approximately 3% or $2.9 million in European net sales as compared to the three months ended June 30, 2009. The acquisition of Mepha AG caused a 97% increase in European net sales as compared to the three months ended June 30, 2009. The other key factors that contributed to the increase in sales, period to period, are summarized by product as follows:

•                  In CNS, net sales increased 16 percent. U.S. results for each of our CNS products reflect pricing increases in November 2009 and May 2010.  NUVIGIL was launched in June 2009 and the current quarter includes three months of sales.  For both PROVIGIL and GABITRIL, a non-promoted product, price increases were offset by declines in unit sales.  The PROVIGIL decline in unit sales is due to the introduction of NUVIGIL and the transition of our marketing support from PROVIGIL to NUVIGIL.  For the three months ended June 30, 2010 NUVIGIL represented 30% of the combined NUVIGIL/PROVIGIL prescriptions in the US.  European net sales of PROVIGIL increased 5% due to increased unit sales, partially offset by the unfavorable effect of exchange rates.

•                  In Pain, net sales decreased 8 percent.  Net sales of our pain products have been negatively impacted by an overall decline in the rapid onset opioid market.  With the exception of generic OTFC, sales of each of our pain products benefited from pricing increases in the US in November 2009 and May 2010.  Net sales increases due to pricing for AMRIX and ACTIQ in the US were more than offset by declining unit sales specifically resulting, in the case of ACTIQ, from market share loss to generic competition.  AMRIX net sales also experienced further decreases as a result of increases in reserves (primarily coupon).  Generic OTFC net sales decreased 51% due to the expiration in September 2009 of our obligation to supply Barr with generic OTFC. In Europe, FENTORA sales increased due to the introduction of FENTORA into Europe and increased unit sales period over period.  ACTIQ in Europe decreased 26% due to price decreases in France and the unfavorable effect of exchange rates.

•                  In Oncology, net sales increased 58 percent. This increase was attributable to increased acceptance of TREANDA.  Net sales of our European oncology products increased 8%, due primarily to increases in unit sales of MYOCET and TARGRETIN. Throughout 2010, we expect Oncology net sales to exceed prior year amounts due to the increased acceptance of TREANDA, resulting in increased sales levels.

•                  Other net sales increased 208 percent due to the inclusion of Mepha AG product net sales of $90.0 million. Excluding Mepha AG product net sales, other net sales increased 4% primarily due to the inclusion of VOGALENE sales, which began to be recognized in the second quarter of 2010.

Other Revenues—The increase of 65% from period to period is primarily due to license royalties earned by Cephalon Australia and revenues earned from VOGALENE/VOGALIB, which we purchased from UCB Pharma France in December 2009.

Analysis of gross sales to net sales—The following table presents the product sales allowances deducted from gross sales to arrive at a net sales figure:

	Three months ended
	June 30,
	2010	2009	Change	% Change
Gross sales	$815,325	$630,935	$184,390	29%
Product sales allowances:
Prompt payment discounts	12,485	11,758	727	6
Wholesaler discounts	2,497	9,203	(6,706)	(73)
Returns	9,471	18,506	(9,035)	(49)
Coupons	12,621	16,133	(3,512)	(22)
Medicaid discounts	16,712	8,946	7,766	87
Managed care and governmental contracts	49,104	27,368	21,736	79
	102,890	91,914	10,976	12
Net sales	$712,435	$539,021	$173,414	32%
Product sales allowances as a percentage of gross sales	13%	15%

Prompt payment discounts increased for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 due to the increase in U.S. net sales. Wholesaler discounts decreased as price increases in May 2010 and November 2009 produced wholesaler credits that fully offset the wholesaler discounts that would have otherwise been recorded for 2010. Returns decreased as a result of decreased returns experience related to ACTIQ, generic OTFC, and FENTORA. Coupons decreased period over period as a result of the termination of the PROVIGIL coupon program in the second quarter of 2009.

Medicaid discounts increased for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 due to higher rebate rates for certain of our products and effects from the recently-enacted U.S. health care reform law, which increased reimbursement rates from 15.1 to 23.1 percent. Managed care and governmental contracts increased for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 due to increases in Federal Chargeback from increases in sales of PROVIGIL and increases in sales of TREANDA, offset by a decrease in our DOD Tricare expense. In the future, we expect product sales allowances as a percentage of gross sales to trend upward due to the impact of price increases on Medicaid discounts and potential increases related to Medicaid, managed care and governmental contracts sales.

	Three months ended June 30,
	2010	2009	Change	% Change
Costs and expenses:
Cost of sales	$170,739	$105,407	$65,332	62%
Research and development	101,261	102,085	(824)	(1)
Selling, general and administrative	258,468	223,656	34,812	16
Restructuring charges	4,581	1,245	3,336	268
Acquired in-process research and development	—	9,368	(9,368)	(100)
	$535,049	$441,761	$93,288	21%

Cost of Sales—The cost of sales was 24% of net sales for the three months ended June 30, 2010 and 20% of net sales for the three months ended June 30, 2009.  The increase in cost of sales for the three months ended June 30, 2010 is primarily due to Mepha. In 2010 and 2009, we increased the reserve for excess modafinil purchase commitments by $9.4 million and $3.0 million, respectively based on our analysis of estimated future requirements in association with the successful launch of NUVIGIL. Changes in foreign exchange rates versus the U.S. dollar caused an increase of approximately 5% or $2.4 million in European expenses as compared to the three months ended June 30, 2009. For the three months ended June 30, 2010 and 2009, we recognized $32.2 million and $22.9 million of amortization expense included in cost of sales, respectively. Amortization expense increased $9.3 million due to the increases in amortization recognized in connection with the acquisition of Mepha AG, Arana and VOGALENE/VOGALIB, for which there was no equivalent amortization expense in 2009. We recorded accelerated depreciation charges of $5.5 million and $4.5 million in the second quarter of 2010 and 2009, respectively.

Research and Development Expenses—

Research and development expenses decreased $0.8 million, or 1%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. We experienced a decrease in clinical trial activity, offset by increased R&D expenditures from Cephalon Australia and Mepha.  Changes in foreign exchange rates versus the U.S. dollar caused a decrease of approximately 2% or $0.4 million in European expenses as compared to the three months ended June 30, 2009. For the three months ended June 30, 2010 and 2009, we recognized $6.2 million and $6.8 million of depreciation expense included in research and development expenses, respectively.

Selling, General and Administrative Expenses—

Selling, general and administrative expenses increased $34.8 million, or 16% for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, primarily due to the marketing expenses for NUVIGIL and the inclusion of Mepha AG expenses, integration and transaction costs, offset by lower selling expenses for both PROVIGIL and AMRIX.  Changes in foreign exchange rates versus the U.S. dollar caused an increase of approximately 4% or $1.5 million in European expenses as compared to the three months ended June 30, 2009.  For the three months ended June 30, 2010 and 2009, we recognized $8.0 million and $6.4 million of depreciation expense included in selling, general and administrative expenses, respectively.

Restructuring charges—For the three months ended June 30, 2010 and 2009, we recorded $4.6 million and $1.2 million, respectively, related to our restructuring plan to consolidate certain manufacturing and research and development activities primarily within our U.S. locations.  These charges primarily consist of severance payments and accruals for employees who have or are expected to be terminated as a result of this restructuring plan.  For additional information, see Note 3 of the Consolidated Financial Statements included in Part I, Item 1 of this Report.

Acquired in-process research and development—For the three months ended June 30, 2009, we incurred expense of $9.4 million in connection with Acusphere for the elimination of the $15.0 million milestone and royalty payments associated with the celecoxib license agreement and patent rights relating to their HDDS technology.

	Three months ended
	June 30,
	2010	2009	Change	% Change
Other income (expense):
Interest income	$1,300	$930	$370	40%
Interest expense	(28,182)	(20,114)	(8,068)	40
Other income (expense), net	(9,332)	32,104	(41,436)	(129)
	$(36,214)	$12,920	$(49,134)	(380)%

Other Income (Expense)—Other income (expense) decreased $49.1 million, or 380%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The increase was attributable to the following factors:

•                  a $0.4 million increase in interest income due to higher average investment balances;

•                  a $8.1 million increase in interest expense due to the recognition of interest related to the 2.5% Convertible Senior Subordinated Notes due May 2014, issued in May 2009,  and tax related interest charges; and

•                  a $41.4 million decrease in other income (expense), net due to the following expenses:

•                  In 2010,

•                  $2.9 million loss on foreign exchange contracts used to protect against currency fluctuations related to our acquisition of Mepha; and

•                  $6.4 million in foreign exchange losses resulting from fluctuations in European currencies during the period.

•                  In 2009,

•                  $6.6 million gain on acquisition holdings related to Arana;

•                  $2.8 million loss on Arana contingent consideration (90% ownership incentive payment);

•                  $10.0 million gain on excess of Arana net assets over consideration;

•                  $13.7 million gains on foreign exchange derivative instruments; and

•                  $6.1 million increase in foreign exchange gains primarily associated with holding Australian dollars in connection with our Arana transaction.

	Three months ended
	June 30,
	2010	2009	Change	% Change
Income tax expense	$63,254	$46,932	$16,322	35%

Income Taxes—For the three months ended June 30, 2010, we recognized $63.3 million of income tax expense on income before income taxes of $155.6 million, resulting in an overall effective tax rate of 40.6 percent. This compared to income tax expense for the three months ended June 30, 2009 of $46.9 million on income before income taxes of $119.0 million, resulting in an effective tax rate of 39.4%, as we did not recognize tax benefit for losses attributable to non-controlling interest of $12.7 million.

For the three months ended June 30, 2010, the effective tax rate of 40.6 percent excludes certain benefits for 2010 US federal research and development credits, includes unrecognized tax benefits related to the 2006 and 2007 US federal audit and nondeductible transaction costs related to 2010 acquisitions.

	Three months ended
	June 30,
	2010	2009	Change	% Change
Net loss (income) attributable to noncontrolling interest	$(3,329)	$12,724	$(16,053)	(126)%

Noncontrolling Interest- For the three months ended June 30, 2010, we recorded income attributable to noncontrolling interest of $3.3 million related to our investment in BDC, pre-acquisition Ception and Mepha Pharma AG. For the three months ended June 30, 2009, we recorded a loss attributable to noncontrolling interest of $12.7 million, related to our investment in Ception, Acusphere and Arana.  Acusphere was deconsolidated in the second quarter of 2009. For additional information, see Note 2 of the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Six months ended June 30, 2010 compared to six months ended June 30, 2009:

	Six months ended June 30,
	2010			2009			% Increase (Decrease)
	United States	Europe	Total	United States	Europe	Total	United States	Europe	Total
Net sales:
PROVIGIL*	$513,151	$34,130	$547,281	$485,012	$30,418	$515,430	6%	12%	6%
NUVIGIL**	75,890	—	75,890	16,786	—	16,786	352	—	352
GABITRIL	19,417	2,486	21,903	25,498	2,531	28,029	(24)	(2)	(22)
CNS	608,458	36,616	645,074	527,296	32,949	560,245	15	11	15

ACTIQ	29,411	32,558	61,969	40,171	35,858	76,029	(27)	(9)	(18)
Generic OTFC	24,314	—	24,314	47,502	—	47,502	(49)	—	(49)
FENTORA***	77,341	9,390	86,731	63,907	1,237	65,144	21	659	33
AMRIX	53,683	—	53,683	57,104	—	57,104	(6)	—	(6)
Pain	184,749	41,948	226,697	208,684	37,095	245,779	(11)	13	(8)

TREANDA	180,989	—	180,989	106,017	—	106,017	71	—	71
Other Oncology	10,808	48,124	58,932	9,519	43,200	52,719	14	11	12
Oncology	191,797	48,124	239,921	115,536	43,200	158,736	66	11	51

Other	15,401	162,023	177,424	19,535	69,092	88,627	(21)	135	100
Total net sales	1,000,405	288,711	1,289,116	871,051	182,336	1,053,387	15	58	22
Other revenues	28,129	6,250	34,379	14,066	328	14,394	100	1,805	139
Total revenues	$1,028,534	294,961	$1,323,495	$885,117	$182,664	$1,067,781	16%	61%	24%

* Marketed under the name MODIODAL® (modafinil) in France and under the name VIGIL® (modafinil) in Germany.

** 2009 sales launched on June 1, 2009.

*** Marketed under the name EFFENTORA® (fentanyl buccal tablet) in Europe.

Total net sales:

	Six months ended June 30,		% Increase	% Increase (Decrease) due to	% Increase (Decrease due to Mergers &	% Increase (Decrease) due to
	2010	2009	(Decrease)	Currency	Acquisitions	Operations
United States	$1,000,405	$871,051	15%	—%	—%	15%
Europe	288,711	182,336	58	1	49	8
	1,289,116	$1,053,387	22%	—%	8%	14%

Net sales— For the six months ended June 30, 2010, in addition to the factors addressed below, net sales were also impacted by changes in the product sales allowances deducted from gross sales as described further below and by changes in the relative levels of the number of units of inventory held at wholesalers and retailers. Changes in foreign exchange rates versus the U.S. dollar caused an increase of approximately 1% or $2.3 million in European net sales as compared to the six months ended June 30, 2009.  The acquisition of Mepha, AG caused a 49% increase in European net sales as compared to the six months ended June 30, 2009. The other key factors that contributed to the increase in sales, period to period, are summarized by product as follows:

•                  In CNS, net sales increased 15 percent.  U.S. results for each of our CNS products reflect pricing increases in November 2009 and May 2010.  NUVIGIL was launched in June 2009 and the current year includes six months of net sales.  For both PROVIGIL and GABITRIL, a non-promoted product, price increases were offset by declines in unit sales.  The PROVIGIL decline in until sales is due to the introduction of NUVIGIL and the transition of our marketing support from PROVIGIL to NUVIGIL.  For the six months ended June 30, 2010 NUVIGIL represented 28% of the combined NUVIGIL/PROVIGIL prescriptions in the US.  European net sales of PROVIGIL increased 12% due to increased unit sales and the favorable effect of exchange rates.

•                  In Pain, net sales decreased 8 percent.  Net sales of our pain products have been negatively impacted by an overall decline in the rapid onset opioid market.  With the exception of generic OTFC, sales of each of our pain products benefited from pricing increases in the US in November 2009 and May 2010.  Net sales increases due to pricing for AMRIX and ACTIQ in the US were more than offset by declining unit sales specifically resulting, in the case of ACTIQ, from market share loss to generic competition.  AMRIX net sales also experienced further decreases as a result of increases in reserves (primarily coupon).  Generic OTFC net sales decreased 49% due to the expiration in September 2009 of our obligation to supply Barr with generic OTFC. In Europe FENTORA sales increased due to the introduction of FENTORA into Europe and increased unit sales period over period.  ACTIQ in Europe decreased 9% due to price decreases in France and the unfavorable effect of exchange rates.

•                  In Oncology, sales increased 51 percent. U.S. sales increased due to increased acceptance of TREANDA.  Sales of our European oncology products increased 11%, due primarily to the favorable effect of exchange rate changes, which offset moderate increases in unit sales. Throughout 2010, we expect Oncology sales to exceed prior year amounts due to the increased acceptance of TREANDA, resulting in increased sales levels.

•                  Other sales, which consist primarily of sales of other products and certain third party products, increased 100 percent, primarily due to the inclusion of Mepha AG sales. Excluding Mepha AG product net sales, other net sales increased 4% primarily due to the inclusion of VOGALENE sales, which began in the second quarter of 2010.

Other Revenues—The increase of 139% from period to period is primarily due to license royalties earned by Cephalon Australia and revenues earned from VOGALENE/VOGALIB, which we purchased from UCB Pharma France in December 2009.

Analysis of gross sales to net sales—The following table presents the product sales allowances deducted from gross sales to arrive at a net sales figure:

	Six months ended June 30,
	2010	2009	Change	% Change
Gross sales	$1,472,375	$1,214,095	$258,280	21%
Product sales allowances:
Prompt payment discounts	23,639	21,519	2,120	10
Wholesaler discounts	6,323	13,142	(6,819)	(52)
Returns	21,144	31,720	(10,576)	(33)
Coupons	20,280	19,331	949	5
Medicaid discounts	30,302	20,592	9,710	47
Managed care and governmental contracts	81,571	54,404	27,167	50
	183,259	160,708	22,551	14
Net sales	$1,289,116	$1,053,387	$235,729	22%
Product sales allowances as a percentage of gross sales	12%	13%

Prompt payment discounts increased for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 due to the increase in U.S. net sales. Wholesaler discounts decreased as price increases in May 2010 and November 2009 produced wholesaler credits that fully offset the wholesaler discounts that would have otherwise been recorded in 2010. Returns decreased as a result of decreased returns experience related to ACTIQ, generic OTFC, and FENTORA. Coupons increased period over period as a result of the NUVIGIL coupon program, which launched in the second quarter of 2009, partially offset by the termination of the PROVIGIL coupon program in the second quarter of 2009.

Medicaid discounts increased for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 due to higher rebate rates for certain of our products and effects from the recently-enacted U.S. health care reform law, which increased reimbursement rates from 15.1 to 23.1 percent. Managed care and governmental contracts increased for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 due to increases in Federal Chargeback from increases in sales of PROVIGIL and TREANDA, offset by a decrease in our DOD Tricare expense. In the future, we expect product sales allowances as a percentage of gross sales to trend upward due to the impact of price increases on Medicaid discounts and potential increases related to Medicaid, managed care and governmental contracts sales.

	Six months ended June 30,
	2010	2009	Change	% Change
Costs and expenses:
Cost of sales	$275,782	$203,177	$72,605	36%
Research and development	206,638	205,109	1,529	1
Selling, general and administrative	463,109	424,246	38,863	9
Restructuring charge	5,325	2,882	2,443	85
Acquired in-process research and development	—	40,118	(40,118)	(100)
	$950,854	$875,532	$75,322	9%

Cost of Sales—The cost of sales was 21% of net sales for the six months ended June 30, 2010 and 19% of net sales for the six months ended June 30, 2009.  The increase in the cost of sales for the six months ended June 30, 2010 was primarily due to Mepha. In 2010 and 2009, we increased the reserve for excess modafinil purchase commitments by $9.4 million and $3.0 million, respectively, based on our analysis of estimated future requirements in association with the successful launch of NUVIGIL. Changes in foreign exchange rates versus the U.S. dollar caused a decrease of approximately 3% or $2.5 million in European expenses as compared to the six months ended June 30, 2009. For the six months ended June 30, 2010 and 2009, we recognized $58.0 million and $44.2 million of amortization expense included in cost of sales, respectively. Amortization expense increased $13.8 million due to the increases in amortization recognized in connection with the acquisition of Mepha AG, Arana and VOGALENE/VOGALIB, for which there was no equivalent amortization expense in 2009. We recorded accelerated depreciation charges of $10.7 million and $9.0 million in the first half of 2010 and 2009, respectively.

Research and Development Expenses— Research and development expenses increased $1.5 million, or 1%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. We experienced increased R&D expenditures from Mepha and Arana, partially offset by a decrease in clinical trial activity. Changes in foreign exchange rates versus the U.S. dollar caused a decrease of approximately 4% or $1.0 million in European expenses as compared to the six months ended June 30, 2009. For the six months ended June 30, 2010 and 2009, we recognized $12.3 million and $13.1 million, respectively, of depreciation expense included in research and development expenses.

Selling, General and Administrative Expenses— Selling, general and administrative expenses increased $38.9 million, or 9%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, primarily due to the marketing expenses for NUVIGIL and the inclusion of Mepha AG expenses, integration and transaction costs, offset by lower selling expenses for both PROVIGIL and AMRIX.  Changes in foreign exchange rates versus the U.S. dollar caused a decrease of approximately 1% or $0.8 million increase in European expenses as compared to the six months ended June 30, 2009.  For the six months ended June 30, 2010 and 2009, we recognized $14.7 million and $12.2 million, respectively, of depreciation expense included in selling general and administrative expenses.

Restructuring charges—For the six months ended June 30, 2010 and 2009, we recorded $5.3 million and $2.9 million, respectively, related to our restructuring plan to consolidate certain manufacturing and research and development activities primarily within our U.S. locations.  These charges primarily consist of severance payments and accruals for employees who have or are expected to be terminated as a result of this restructuring plan.  For additional information, see Note 3 of the Consolidated Financial Statements included in Part I, Item 1 of this Report.

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

	Six months ended June 30,
	2010	2009	Change	% Change
Other income (expense):
Interest income	$3,230	$1,634	$1,596	98%
Interest expense	(54,973)	(36,718)	(18,255)	50
Other income (expense), net	(16,603)	38,643	(55,246)	(143)
	$(68,346)	$3,559	$(71,905)	(2,020)%

Other Income (Expense)—Other income (expense) decreased $71.9 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The increase in expenses was attributable to the following factors:

•                  a $1.6 million increase in interest income due to higher average investment balances;

•                  a $18.3 million increase in interest expense due to the recognition of interest related to the 2.5% Convertible Senior Subordinated Notes due May 2014, issued in May 2009, and tax related interest charges; and

•                  a $55.2 million decrease in other income (expense), net due to the following expenses:

•                  In 2010,

•                  $9.1 million loss on foreign exchange contracts used to protect against currency fluctuations related to our acquisition of Mepha; and

•                  $7.5 million in foreign exchange losses resulting from fluctuations in European currencies during the period.

•                  In 2009,

•                  $6.6 million gain on acquisition holdings related to Arana;

•                  $2.8 million loss on Arana contingent consideration (90% ownership incentive payment);

•                  $10.0 million gain on excess of Arana net assets over consideration;

•                  $19.0 million gains on foreign exchange derivative instruments; and

•                  $0.5 million increase in foreign exchange gains primarily associated with holding Australian dollars in connection with our Arana transaction.

	Six months ended June 30,
	2010	2009	Change	% Change
Income tax expense	$111,565	$79,986	$31,579	39%

Income Taxes— For the six months ended June 30, 2010 we recognized $111.6 million of income tax expense on income before taxes of $304.3 million, resulting in an overall effective tax rate of 36.7 percent. For the six months ended June 30, 2009 we recognized $80.0 million of income tax expense on income before income taxes of $195.8 million, resulting in an overall effective tax rate of 40.9%, as we did not recognize tax benefit for losses attributable to non-controlling interest of $27.5 million.

For the six months ended June 30, 2010, the effective tax rate of 36.7 percent excludes certain benefits for 2010 US federal research and development credits, includes unrecognized tax benefits related to the 2006 and 2007 US federal audit and nondeductible transaction costs related to 2010 acquisitions.

	Six months ended
	June 30,
	2010	2009	Change	% Change
Net loss (income) attributable to noncontrolling interest	$6,899	$27,525	$(20,626)	(75)%

Noncontrolling Interest- For the six months ended June 30, 2010, we recorded a loss attributable to noncontrolling interest of $6.9 million, related to our investment in BDC, pre-acquisition Ception and Mepha Pharma AG. Ception was acquired in the second quarter of 2010 and has been consolidated as a wholly owned subsidiary. For the six months ended June 30, 2009, we recorded a loss attributable to noncontrolling interest of $27.5 million, related to our investment in Ception, Acusphere and Arana.  Acusphere was deconsolidated in the second quarter of 2009. For additional information, see Note 2 of the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands)

	As of
	June 30, 2010	December 31, 2009
Financial assets:
Cash and cash equivalents	$927,446	$1,647,635

Debt and Redeemable Equity:
Current portion of long-term debt- convertible notes	$820,000	$1,019,968
Current portion of long-term debt discount- convertible notes	(186,155)	(207,307)
Current portion of long-term debt- other debt	2,087	6,264
Long-term debt- convertible notes	500,000	500,000
Long-term debt discount- convertible notes	(124,977)	(137,907)
Long-term debt- other debt	3,093	1,603
Redeemable equity	186,155	207,307
Total debt and redeemable equity	$1,200,203	$1,389,928

Select measures of liquidity and capital resources:
Working capital surplus	$765,959	$1,227,993
Total cash, cash equivalents and short-term investments as a percentage of total assets	20%	35%

	Six months ended June 30,
	2010	2009
Change in cash and cash equivalents
Net cash provided by operating activities	$378,053	$313,508
Net cash used for investing activities	(582,019)	(242,346)
Net cash provided by (used for) financing activities	(506,430)	686,646
Effect of exchange rate changes on cash and cash equivalents	(9,793)	(341)
Net increase (decrease) in cash and cash equivalents	$(720,189)	$757,467

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

Net income was $192.7 million in 2010 compared to $115.8 million in 2009 primarily due to increased sales of our products.  Also included within cash used for operating activities in 2009 are payments recorded as in-process research and development including a payment of $30.0 million in exchange for the exclusive, worldwide license rights to LUPUZOR, acquired from Immupharma and a payment of $0.8 million in exchange for the license rights to bedamustine hydrochloride in China and Hong Kong.

The change in receivables between periods is primarily due to an increase in trade receivables in 2010 from increased product sales as compared to a decrease in receivables in 2009 due to $67.3 million of federal tax refunds received for previously paid federal taxes.

Net Cash Used for Investing Activities

Cash used in investing activities primarily relates to acquisitions of business, technologies, products and product rights and funds used for capital expenditures in property and equipment.

Net cash used for investing activities was $582.0 million in 2010 as compared to $242.3 million in 2009. The increase between periods is primarily attributable to the following activity in 2010:

•                  $549.5 million paid in conjunction with our acquisition of Mepha, net of cash acquired; and

•                  $9.5 million of funds used to settle foreign exchange contracts.

These items were partially offset by the following investing activity from 2009:

•                  $75.0 million paid as consideration for an option to purchase Ception;

•                  an equity investment of $9.1 million in SymBio;

•                  the initial variable interest entity consolidation of Ception’s cash and cash equivalent balances of $52.6 million.

•                  $211.8 million paid in conjunction with our acquisition of Arana, net of cash acquired; and

•                  $26.8 million of proceeds received upon settlement of a foreign exchange contract.

Net Cash Provided by (Used for) Financing Activities

Net cash used for financing activities was $506.4 million in 2010 as compared to net cash provided by financing activities of $686.6 million in 2009.

During the second quarter of 2010, we delivered a notice of redemption to the holders of our Zero Coupon Notes first putable June 2010 (the “2010 Notes”).  Prior to the redemption date, most of the 2010 Notes were converted.  Holders who converted their 2010 Notes received from us an aggregate of $170.2 million in cash and 137,543 shares of our common stock, under the terms of the 2010 Notes.  Concurrent with the conversion, we received from Credit Suisse First Boston (CSFB) 137,441 shares of our common stock in settlement of the convertible note hedge agreement associated with the 2010 Notes.  The warrant held by CSFB and associated with the 2010 Notes expired without exercise. The $29.3 million of 2010 Notes that were not converted were redeemed by us or tendered by the holder to us for cash of $29.4 million.

In April 2010, $299.3 million was paid to acquire the Ception non-controlling interest.

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

Both periods presented also reflect proceeds received from the exercise of stock options which will vary from period to period primarily due to the number of options exercised and fluctuations in the market value of our stock relative to the exercise price of such options.

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

Marketed Products and Product Candidates

Sales growth of our wakefulness products depends, in part, on the continued effectiveness of the various settlement agreements we entered into in late 2005 and early 2006, as well as our maintenance of protection in the United States and abroad of the modafinil particle-size patent through its expiration beginning in 2014 and our NUVIGIL polymorph patent through its expiration beginning in 2023. See Note 12 of the Consolidated Financial Statements included in Part I, Item 1of this Quarterly Report on Form 10-Q. During 2009 and in the first half of 2010, we experienced a 12% and 31% decline in prescriptions of PROVIGIL, respectively. Growth of our wakefulness product sales in the future may depend in part on our ability to build upon the June 2009 launch of NUVIGIL in the U.S., on our ability to secure additional indications for NUVIGIL, and on the strength of the patents covering NUVIGIL, particularly in light of the ANDAs filed by Actavis, Apotex, Lupin, Mylan, Sandoz, Teva and Watson.

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

Our future growth also depends, in part, on our ability to successfully market FENTORA within its current indication and to secure FDA approval of a new broader label indication for the product outside of breakthrough cancer pain. In November 2007, we submitted an sNDA to the FDA seeking approval to market FENTORA for the management of breakthrough pain in opioid tolerant patients with chronic pain conditions. In early April 2009, we submitted a Risk Evaluation and Mitigation Strategy (the “REMS Program”) with respect to FENTORA. Subject to the timing and nature of further discussions with the FDA, we expect to receive a response from the FDA regarding the FENTORA REMS Program by the end of 2010. For more information regarding our FENTORA REMS Program, please see “Executive Summary” of this Part I, Item 2 above.  Growth of FENTORA sales will also depend in part on the strength of the patents covering the product, particularly in light of the ANDAs filed by Watson, Barr and Sandoz, and a positive decision from the May 2010 trial related to the Watson ANDA which decision is expected in the fourth quarter of 2010.

Clinical Studies

Over the past few years, we have incurred significant expenditures related to conducting clinical studies to develop new pharmaceutical products and to explore the utility of our existing products in treating disorders beyond those currently approved in their respective labels. In 2010, we expect to continue to incur significant levels of research and development expenditures. We also expect to continue or begin a number of significant clinical programs including: clinical studies evaluating TREANDA as a treatment for front-line NHL; clinical studies evaluating LUPUZOR for the treatment of systemic lupus erythematosus; clinical studies evaluating CINQUIL for the treatment of eosonophilic asthma; clinical programs with respect to certain oncology and inflammatory diseases; and clinical programs with NUVIGIL focused on adjunctive treatment for bi-polar depression and excessive sleepiness associated with traumatic brain injury.

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

We have committed to make future minimum payments to third parties for certain raw material inventories, including agreements to purchase minimum amounts of modafinil through 2012.  Over the past few years, we have developed a manufacturing process for the active pharmaceutical ingredient in NUVIGIL that is more cost effective than our prior process of separating modafinil into armodafinil.  As a result of using this new process coupled with the launch of NUVIGIL, we reassess, as needed, the potential impact of these items on certain of our existing agreements to purchase modafinil and reserve for purchase commitments in excess of current expected need.  As of December 31, 2009, our aggregate future purchase commitments remaining totaled $15.9 million and our reserve balance for excess purchase commitments was $9.0 million.  In the second quarter of 2010 we reassessed our future modafinil needs and recorded a $9.4 million adjustment which increased the excess commitment reserve as well as a reserve for inventory on-hand. As of June 30, 2010, our aggregate future purchase commitments remaining total $10.8 million and are fully reserved.

We have also initiated a search for a potential acquiror of our manufacturing facility in Mitry-Mory, France where we produce modafinil. As of June 30, 2010, we had $7.7 million of property and equipment related to the Mitry-Mory facility included on our balance sheet. The resolution of these assessments could have a negative impact on our results of operations in future periods.

Indebtedness

We have significant indebtedness outstanding, consisting principally of indebtedness on convertible subordinated notes. The following table summarizes the principal terms of our most significant convertible subordinated notes outstanding as of June 30, 2010:

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

**          Stated conversion prices as per the terms of the notes. However, each convertible note contains certain terms restricting a holder’s ability to convert the notes, including that a holder may only convert if the closing price of our stock on the day prior to conversion is higher than $56.04 with respect to the 2.0% Notes. For a more complete description of these notes, including the associated convertible note hedge, see Note 13 to our Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009.

During the second quarter of 2010, we delivered a notice of redemption to the holders of our Zero Coupon Notes first putable June 2010 (the “2010 Notes”).  All outstanding 2010 Notes were redeemed, converted or tendered in June 2010. For more information regarding these matters, please see Note 11 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

As of June 30, 2010, our closing stock price was $56.75, and therefore the 2.0% Notes were convertible as of June 30, 2010. Under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. As of the filing date of this Quarterly Report on Form 10-Q, we do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, other than the restrictive covenants contained in our credit agreement, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time. If we do not have sufficient funds available to repay any principal balance of notes presented for conversion, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

As of June 30, 2010, our 2.0% Notes have been classified as current liabilities on our consolidated balance sheet.  We believe that the share price of our common stock would have to significantly increase over the market price as of the filing date of this report before the fair value of the convertible notes would be less than the value of the common stock shares underlying the notes and, as such, we believe it is highly unlikely that holders of the 2.0% Notes will present significant amounts of such notes for conversion under the current terms. In the unlikely event that a significant conversion did occur, we believe that we have the ability to raise sufficient cash to repay the principal amounts due through a combination of utilizing our existing cash on hand, accessing our credit facility, raising money in the capital markets or selling our note hedge instruments for cash.

The annual interest payments on our 2.0% Notes as of June 30, 2010 are $16.4 million, payable semi-annually on June 1 and December 1. The annual interest payments on our 2.5% Notes as of June 30, 2010 are $12.5 million, payable semi-annually on May 1 and November 1. In the future, we may agree to exchanges of the notes for shares of our common stock or debt, or may determine to use a portion of our existing cash on hand to purchase or retire all or a portion of the outstanding convertible notes.

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

Share Price	Convertible Notes Shares	Warrant Shares	Total Treasury Stock Method Incremental Shares(1)	Shares Due to Cephalon under Note Hedge	Incremental Shares Issued by Cephalon upon Conversion(2)
$55.00	2,650	—	2,650	(2,650)	—
$65.00	4,944	—	4,944	(4,944)	—
$75.00	7,206	1,658	8,864	(7,206)	1,658
$85.00	9,276	3,528	12,804	(9,276)	3,528
$95.00	10,910	5,005	15,915	(10,910)	5,005
$105.00	12,233	6,546	18,779	(12,233)	6,546

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

The following table summarizes activity in each of the above categories for the six months ended June 30, 2010:

(In thousands)	Prompt Payment Discounts	Wholesaler Discounts	Returns*	Coupons	Medicaid Discounts	Managed Care & Governmental Contracts	Total
Balance at January 1, 2010	$(4,489)	$(57)	$(66,034)	$(14,272)	$(21,554)	$(56,462)	$(162,868)

Provision:
Current period	(23,639)	(6,324)	(22,420)	(21,143)	(30,656)	(81,657)	(185,839)
Prior periods	—	1	1,276	863	354	86	2,580
Total	(23,639)	(6,323)	(21,144)	(20,280)	(30,302)	(81,571)	(183,259)

Actual:
Current period	18,506	5,495	—	10,422	2,970	43,064	80,457
Prior periods	4,489	56	9,085	13,409	19,665	32,376	79,080
Total	22,995	5,551	9,085	23,831	22,635	75,440	159,537
Balance at June 30, 2010	$(5,133)	$(829)	$(78,093)	$(10,721)	$(29,221)	$(62,593)	$(186,590)

*                    Given our return goods policy, we assume that all returns in a current year relate to prior period sales.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We could enter into foreign exchange agreements to hedge foreign exchange risk associated with significant acquisitions denominated in foreign currencies. We do not currently hold any of these instruments. Our exposure to market risk for a change in interest rates relates to our investment portfolio, since all of our outstanding debt is fixed rate. Our investments are classified as short-term and as “available for sale.” We do not believe that short-term fluctuations in interest rates would materially affect the value of our securities.

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

For the six months ended June 30, 2010, approximately 42%, 14%, 7%, 6% and 4% of our total consolidated net sales were derived from sales of PROVIGIL, TREANDA, FENTORA, NUVIGIL and AMRIX, respectively. With respect to PROVIGIL, we cannot be certain that it will continue to be accepted in its market. With respect to NUVIGIL, we cannot be sure that our sales and marketing efforts will be successful or that it will be accepted in the market.  It is possible that CNS net sales could decrease in the future as a result of the decline in PROVIGIL marketing efforts associated with the launch of NUVIGIL. NUVIGIL is currently selling at a price below that of PROVIGIL.  As a result, it is possible that CNS net sales could decline if we are unable to achieve sufficient prescription growth for PROVIGIL and NUVIGIL in the aggregate.  With respect AMRIX and TREANDA, we cannot be certain that they will continue to be accepted in their markets or that we will be able to achieve projected levels of sales growth.

To counter the impact from existing and potential generic competition for ACTIQ, we need FENTORA to continue to be accepted in the market.  We expect to initiate a REMS Program for FENTORA to mitigate serious risks associated with the use of FENTORA.  We submitted our REMS Program to the FDA in early April 2009.  Subject to the timing and nature of further discussions with the FDA, we expect to receive a response from the FDA by the end of 2010.  It is possible that the REMS Program could have a negative impact on sales of FENTORA.

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

In May 2008, an FDA Advisory Committee voted not to recommend approval of the FENTORA sNDA.  In September 2008, we received a complete response letter, in which the FDA requested that we implement and demonstrate the effectiveness of proposed enhancements to the current FENTORA risk management program.  In December 2008, we also received a supplement request letter from the FDA requesting that we submit a Risk Evaluation and Mitigation Strategy (the “REMS Program”) with respect to FENTORA. We submitted our REMS Program to the FDA in early April 2009. To address the FDA’s requests in its September 2008 and December 2008 letters, we plan to implement SECURE Access™, a first-of-its-kind initiative designed to minimize the potential risk of overdose from an opioid through appropriate patient selection, as part of our REMS Program.  In July 2009, we exchanged correspondence with the FDA regarding elements of our REMS Program for FENTORA and have been engaged in ongoing discussions with the agency. Subject to the timing and nature of further discussions with the FDA, we expect to receive a response from the FDA by the end of 2010.  We believe that, by working with the FDA, we can design and implement a REMS Program to meet the FDA’s requests and possibly to provide a potential avenue for approval of the sNDA.  While we plan to initiate the REMS Program upon receipt of approval from the FDA, we may be unsuccessful, ultimately, in designing and implementing a REMS Program acceptable to the FDA.

In March 2009, we announced positive results from a Phase II clinical trial of NUVIGIL as adjunctive therapy for treating major depressive disorder in adults with bipolar I disorder and our plan to advance to Phase III trials for this indication. In April 2009, we announced positive results from a Phase III clinical trial of NUVIGIL as a treatment for excessive sleepiness associated with jet lag disorder and filed an sNDA for this indication with the FDA in June 2009. In April 2009, we announced positive results from a Phase III clinical trial of NUVIGIL as a treatment for excessive sleepiness associated with jet lag disorder and filed a supplemental new drug application (an “sNDA”) for this indication with the FDA in June 2009.  Together with the FDA, we designed a special protocol assessment (“SPA”) intended to evaluate the experience of a typical eastbound airline traveler.  We believe the results of the Phase III clinical trial met the requirements of the SPA.  In March 2010, we received a complete response letter from the FDA that raised questions regarding the robustness of the Patient Global Impression of Severity (PGI-S) data, one of the two primary endpoints set forth in the SPA for this clinical trial. We met with the FDA in May 2010 to discuss the complete response letter, provided a formal written response to the FDA in June 2010 and anticipate a final decision from the FDA regarding our sNDA by the end of 2010.  In June 2010, we announced that the primary endpoint was not met for a Phase II study of NUVIGIL as an adjunctive therapy for the treatment of the negative symptoms of schizophrenia.

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

With respect to our transition of manufacturing activities from our Eden Prairie, Minnesota facilty to our Salt Lake City, Utah facility, it is possible that we may not complete the transition on a timely basis or to the satisfaction of our third party partners or relevant regulatory agencies.

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

In July 2010, the Committee for Medicinal Products for Human Use (“CHMP”), the scientific committee of the European Medicines Agency (“EMEA”), issued a recommendation to restrict the use of modafinil in the European Union only to the treatment for sleepiness associated with narcolepsy.  The CHMP recommendation does not appear to be supported by, or based on, any new, adverse safety or efficacy data.  Based on broad scientific evidence, clinical experience and patient use, we do not agree with the CHMP recommendation and will request a re-examination of the CHMP recommendation.  While we disagree with the CHMP recommendation, there can be no assurance that our request for a re-examination will be granted, that the CHMP recommendation will not ultimately be adopted by the EMEA or that the FDA or other regulatory agencies will also review in the future the risk/benefit profile for our modafinil-based products, PROVIGIL and NUVIGIL, or, for that matter, any of our products generally.

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

All of our convertible notes outstanding contain restricted conversion prices.  As of June 30, 2010, our 2.0% Notes are convertible because the closing price of our common stock on that date was higher than the restricted conversion prices of these notes.  As a result, our 2.0% Notes have been classified as current liabilities on our consolidated balance sheet as of June 30, 2010.  Under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. As of the filing date of this report, we do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, other than the restrictive covenants contained in our credit agreement, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time. If we do not have sufficient funds available to repay the principal balance of notes presented for conversion, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

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

The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future. For example, from January 1, 2009 through July 23, 2010 our common stock traded at a high price of $81.35 and a low price of $52.55. Negative announcements, including, among others:

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

Historically, a portion of our revenues and expenses has been earned and incurred, respectively, in currencies other than the U.S. dollar. For the three and six months ended June 30, 2010, 22% and 17% of our revenues were denominated in currencies other than the U.S. dollar, respectively.  With our acquisition of Mepha AG, the percentage of revenues denominated in foreign currencies has increased, thereby increasing our exposure to foreign currency exchange risk.  We translate revenues earned and expenses incurred into U.S. dollars at the average exchange rate applicable during the relevant period. A weakening of the U.S. dollar would, therefore, increase both our revenues and expenses. Fluctuations in the rate of exchange between the U.S. dollar and the euro and other currencies may affect period-to-period comparisons of our operating results. Historically, we have not hedged our exposure to these fluctuations in exchange rates.

Our customer base is highly concentrated.

Our principal customers are wholesale drug distributors. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. Three large wholesale distributors, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, control a significant share of this network. These three wholesaler customers, in the aggregate, accounted for 73% of our total consolidated gross sales for the six months ended June 30, 2010. Fluctuations in the buying patterns of these customers, which may result from seasonality, wholesaler buying decisions or other factors outside of our control, could significantly affect the level of our net sales on a period to period basis. Because of this, the amounts purchased by these customers during any quarterly or annual period may not correlate to the level of underlying demand evidenced by the number of prescriptions written for such products, as reported by IMS Health Incorporated.

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

ITEM 5.  OTHER INFORMATION

Computation of Ratios of Earnings to Fixed Charges

	Year Ended					Six months ended
	December 31,					June 30,
	2005	2006	2007	2008	2009	2010
Determination of earnings:
Income (loss) before income taxes	$(264,506)	$192,166	$(123,276)	$134,070	$289,407	$304,295
Add:
Amortization of interest capitalized in current or prior periods	—	52	98	250	265	132
Fixed charges	81,007	97,054	79,993	84,762	99,453	59,669
Total earnings	$(183,499)	$289,272	$(43,185)	$219,082	$389,125	$364,096

Fixed charges:
Interest expense and amortization of debt discount and premium on all indebtedness	75,257	87,805	70,866	75,233	90,336	54,973
Appropriate portion of rentals	5,750	9,249	9,127	9,529	9,117	4,696
Fixed charges	81,007	97,054	79,993	84,762	99,453	59,669

Capitalized interest	1,044	1,766	768	77	—	—

Total fixed charges	$82,051	$98,820	$80,761	$84,839	$99,453	$59,669

Ratio of earnings to fixed charges(1)	—	2.93	—	2.58	3.91	6.10

Deficiency of earnings to fixed charges	265,550	—	123,946	—	—	—

(1)	For the years ended December 31, 2005 and 2007, no ratios are provided because earnings were insufficient to cover fixed charges.

ITEM 6.  EXHIBITS

Exhibit No.	Description
10.1†

Amendment 2010 — 1 to the Company’s 2004 Equity Compensation Plan, as amended and restated, effective as of May 20, 2010, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2010.

10.2†	Cephalon, Inc. 2010 Employee Stock Purchase Plan, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 26, 2010.
10.3†

Summary of Oral Agreement for Payment of Services between Cephalon, Inc. and its Board of Directors dated May 20, 2010, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 26, 2010.

10.4†*	Employee Contract effective November 1, 2008, as amended by Amendment to Employee Contract dated July 20, 2010 between Alain Aragues and Cephalon France SAS.
10.5†	Severance Agreement dated July 20, 2010 between Wilco Groenhuysen and the Company, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2010.
31.1*	Certification of Frank Baldino, Jr., Ph.D., Chairman and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Wilco Groenhuysen, Executive Vice President and Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Frank Baldino, Jr., Ph.D., Chairman and Chief Executive Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Wilco Groenhuysen, Executive Vice President and Chief Financial Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements, formatted in XBRL: (i) Consolidated Statements of Operations- Three and six months ended June 30, 2010 and 2009, (ii) Consolidated Balance Sheets- June 30, 2010 and December 31, 2009, (iii) Consolidated Statements of Changes in Equity- Six months ended June 30, 2010 and 2009, (iv) Consolidated Statements of Cash Flows- Six months ended June 30, 2010 and 2009, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

CEPHALON, INC.
(Registrant)

July 28, 2010	By	/s/ FRANK BALDINO, JR.
Frank Baldino, Jr., Ph.D.
Chairman and Chief Executive Officer
(Principal executive officer)

	By	/s/ WILCO GROENHUYSEN
Wilco Groenhuysen
Executive Vice President and Chief Financial Officer
(Principal financial and accounting officer)