Form 10-Q
period 2010-09-30
CEPHALON INC
filed 2010-10-29
CIK 873364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 25, 2010
Common Stock, par value $.01	75,233,458 Shares

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

•                  our ongoing litigation matters, including the patent infringement lawsuits and other proceedings described in Note 12 to our Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q;

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

•                  regulatory, legal or other setbacks or delays with respect to the settlement agreements with the USAO, the DOJ, the OIG and other federal entities, the state settlement agreements and corporate integrity agreement related thereto, the settlement agreements with the Offices of the Attorneys General of Connecticut and Massachusetts, our settlements of the PROVIGIL patent litigation and the ongoing litigation related to such settlements, and the patent infringement lawsuits and other proceedings described in Note 12 to our Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q;

•                  our ability to integrate successfully technologies, products and businesses we acquire and realize the expected benefits from those acquisitions, including our recent acquisitions of Mepha GmbH and Ception Therapeutics, Inc.;

•                  adverse decisions of government entities and third-party payers regarding reimbursement for our products;

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

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUES:
Net sales	$707,077	$535,223	$1,996,193	$1,588,610
Other revenues	9,916	14,189	44,295	28,583
	716,993	549,412	2,040,488	1,617,193
COSTS AND EXPENSES:
Cost of sales	151,939	90,456	427,721	293,633
Research and development	110,966	99,157	317,604	304,266
Selling, general and administrative	226,791	194,068	689,900	618,314
Change in fair value of contingent consideration	5,247	—	6,314	—
Restructuring charges	2,313	1,062	7,638	3,944
Acquired in-process research and development	—	6,000	—	46,118
	497,256	390,743	1,449,177	1,266,275

INCOME FROM OPERATIONS	219,737	158,669	591,311	350,918

OTHER INCOME (EXPENSE):
Interest income	908	1,821	4,138	3,455
Interest expense	(24,989)	(26,495)	(78,895)	(63,213)
Other income (expense), net	(2,846)	3,775	(19,449)	42,418
	(26,927)	(20,899)	(94,206)	(17,340)

INCOME BEFORE INCOME TAXES	192,810	137,770	497,105	333,578

INCOME TAX EXPENSE	61,262	42,673	172,827	122,659

NET INCOME	131,548	95,097	324,278	210,919

NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	952	7,625	7,851	35,150

NET INCOME ATTRIBUTABLE TO CEPHALON, INC.	$132,500	$102,722	$332,129	$246,069

BASIC INCOME PER COMMON SHARE ATTRIBUTABLE TO CEPHALON, INC.	$1.76	$1.38	$4.42	$3.44

DILUTED INCOME PER COMMON SHARE ATTRIBUTABLE TO CEPHALON, INC.	$1.66	$1.31	$4.11	$3.17

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ATTRIBUTABLE TO CEPHALON, INC.	75,201	74,647	75,128	71,541

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-ASSUMING DILUTION ATTRIBUTABLE TO CEPHALON, INC.	79,773	78,431	80,761	77,552

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2010*	2009*
CURRENT ASSETS:
Cash and cash equivalents	$1,208,990	$1,647,635
Receivables, net	450,614	376,076
Inventory, net	295,880	240,576
Deferred tax assets, net	225,031	243,246
Other current assets	66,787	58,423
Total current assets	2,247,302	2,565,956

INVESTMENTS	12,594	12,427
PROPERTY AND EQUIPMENT, net	500,013	451,879
GOODWILL	833,358	590,284
INTANGIBLE ASSETS, net	1,234,181	981,857
DEBT ISSUANCE COSTS	15,362	18,862
OTHER ASSETS	43,582	36,830
	$4,886,392	$4,658,095

CURRENT LIABILITIES:
Current portion of long-term debt, net	$644,097	$818,925
Accounts payable	100,917	88,829
Accrued expenses	507,408	430,209
Total current liabilities	1,252,422	1,337,963

LONG-TERM DEBT	384,638	363,696
DEFERRED TAX LIABILITIES, net	219,091	159,328
OTHER LIABILITIES	279,049	111,728
Total liabilities	2,135,200	1,972,715

COMMITMENTS AND CONTINGENCIES	—	—

REDEEMABLE EQUITY	178,245	207,307

EQUITY:
Cephalon Stockholders’ Equity

Preferred stock, $0.01 par value, 5,000,000 shares authorized, 2,500,000 shares issued, and none outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 78,436,295 and 78,002,764 shares issued, and 75,212,508 and 74,916,920 shares outstanding	784	780
Additional paid-in capital	2,407,563	2,534,070
Treasury stock, at cost, 3,223,787 and 3,085,844 shares	(216,597)	(208,427)
Accumulated earnings (deficit)	153,470	(178,659)
Accumulated other comprehensive income	164,888	114,194
Total Cephalon stockholders’ equity	2,510,108	2,261,958
Noncontrolling Interest	62,839	216,115
Total equity	2,572,947	2,478,073
	$4,886,392	$4,658,095

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

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share data)

(Unaudited)

								Total
							Accumulated	Stockholders
			Additional				Other	Equity
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive	Attributable	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Deficit	Income	to Cephalon	Interest	Total

BALANCE, JANUARY 1, 2009	71,707,041	$717	$2,095,324	2,970,399	$(201,705)	$(521,286)	$43,630	$1,416,680	$—	$1,416,680
Net income						246,069		246,069	$(35,150)	$210,919
Foreign currency translation gains							71,184	71,184		71,184
Prior service costs and gains on retirement-related plans							(43)	(43)		(43)
Other comprehensive losses							(625)	(625)		(625)
Comprehensive income								316,585	(35,150)	281,435

Issuance of common stock upon conversions of convertible notes	54	—	—					—		—
Stock options exercised	139,035	1	6,700					6,701		6,701
Tax benefit from equity compensation			1,221					1,221		1,221
Stock-based compensation expense	1,250	—	36,710					36,710		36,710
Treasury stock acquired				377	(29)			(29)		(29)
Adjustment to APIC for equity component of convertible debt			30,542					30,542		30,542
Ception noncontrolling interest upon consolidation								—	306,500	306,500
Arana noncontrolling interest upon consolidation			0					—	104,730	104,730
Acquisition of Arana noncontrolling interest shares			(7,353)					(7,353)	(103,699)	(111,052)
Issuance of common stock in exchange for stock warrants	776,361	8	(8)					—		—
Issuance of common stock	5,000,000	50	287,950					288,000		288,000
Issuance of convertible notes			147,650					147,650		147,650
Sale of warants	—	—	37,640					37,640		37,640

Purchase of convertible note hedge associated with convertible notes			(121,040)					(121,040)		(121,040)
Tax benefit from purchase of convertible note hedge			(9,784)					(9,784)		(9,784)
Deconsolidation of Acusphere								—	10,634	10,634
Other			0					—	728	728
BALANCE, September 30, 2009	77,623,741	$776	2,505,552	2,970,776	$(201,734)	$(275,217)	$114,146	$2,143,523	$283,743	$2,427,266

								Total
							Accumulated	Stockholders
			Additional			Accumulated	Other	Equity
	Common Stock		Paid-in	Treasury Stock		Earnings/	Comprehensive	Attributable	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	(Deficit)	Income	to Cephalon	Interest	Total

BALANCE, JANUARY 1, 2010	78,002,764	$780	$2,534,070	3,085,844	$(208,427)	$(178,659)	$114,194	$2,261,958	$216,115	$2,478,073
Net income						332,129		332,129	(7,851)	324,278
Foreign currency translation gains							50,766	50,766		50,766
Prior service costs and gains on retirement-related plans							(72)	(72)		(72)
Other comprehensive losses								—		—
Comprehensive income								382,823	(7,851)	374,972
Stock options exercised	294,738	3	15,180					15,183		15,183
Tax benefit from equity compensation			(559)					(559)		(559)
Stock-based compensation expense	1,250	—	31,740					31,740		31,740
Treasury stock acquired				502	(33)			(33)		(33)
Adjustment to APIC for equity component of convertible debt			29,062					29,062		29,062
Acquisition of Ception NCI			(210,072)					(210,072)	(183,919)	(393,991)
Issuance of common stock upon conversion and exchange of convertible notes	137,543	1	8,142					8,143		8,143
Exercise of convertible note hedge associated with conversion of convertible notes				137,441	(8,137)			(8,137)		(8,137)
Mepha Pharma AG NCI upon acquisition								—	38,902	38,902
Other								—	(408)	(408)
BALANCE, September 30, 2010	78,436,295	$784	$2,407,563	3,223,787	$(216,597)	$153,470	$164,888	$2,510,108	$62,839	$2,572,947

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$324,278	$210,919
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	(27,976)	(40,182)
Depreciation and amortization	163,049	136,403
Stock-based compensation expense	31,740	36,710
Amortization of debt discount and debt issuance costs	51,318	41,273
Loss (gain) on foreign exchange contracts	9,499	(26,754)
Gain on acquisition of Arana	—	(10,008)
IPR&D from Acusphere deconsolidation	—	8,366
Other	1,749	(5,079)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(1,006)	94,204
Inventory	31,967	(7,060)
Other assets	7,480	32,206
Accounts payable, accrued expenses and deferred revenues	53,395	89,192
Other liabilities	5,047	(43,059)
Net cash provided by operating activities	650,540	517,131

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(34,989)	(43,647)
Proceeds from sale of property and equipment	4,748	—
Cash balance from consolidation of variable interest entity	—	52,563
Investment in Ception	—	(75,000)
Acquistion of Arana, net of cash acquired	—	(232,527)
Acquistion of Mepha, net of cash acquired	(549,463)	—
Purchases of investments	(60)	(9,292)
(Cash settlements of) proceeds from foreign exchange contracts	(9,499)	26,754
Sales and maturities of available-for-sale investments	—	5,074
Net cash used for investing activities	(589,263)	(276,075)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	288,000
Proceeds from exercises of common stock options	15,183	6,701
Windfall tax benefits from stock-based compensation	—	1,259
Acquisition of treasury stock	(33)	(29)
Acquisition of Ception NCI	(299,289)	—
Payments on and retirements of long-term debt	(222,079)	(11,246)
Net proceeds from issuance of convertible subordinated notes	—	484,719
Proceeds from sale of warrants	—	37,640
Purchase of convertible note hedge	—	(121,040)
Net cash (used for) provided by financing activities	(506,218)	686,004

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	6,296	2,295

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(438,645)	929,355

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,647,635	524,459

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,208,990	$1,453,814

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

In October 2009, the FASB issued revised accounting guidance for multiple-deliverable arrangements.  The amendment requires that arrangement considerations be allocated at the inception of the arrangement to all deliverables using the relative selling price method and provides for expanded disclosures related to such arrangements.  It is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  We are currently evaluating the impact of adoption on our consolidated financial statements. This guidance may impact the timing of revenue recognition related to certain arrangements.

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

2.   ACQUISITIONS AND TRANSACTIONS

Mepha GmbH

In April 2010, we acquired all of the issued share capital of Mepha GmbH (“Mepha”), a privately-held, Swiss-based pharmaceutical company, for CHF 622.5 million plus contractual purchase price adjustments of CHF 26.3 million for a total of CHF 648.8 million (or approximately US$605.4 million) in cash, funded from our available cash on hand.   Founded in 1949, Mepha markets branded and non-branded generics as well as specialty products in more than 50 countries. Mepha markets its products in Europe, the Middle East, Africa, South and Central America as well as in Asia. Mepha has approximately 620 full-time employees, 500 of them in Switzerland, and approximately 200 contractors.  The acquisition of Mepha allows us to expand our geographic reach and to further diversify our business mix into the generic and branded generic arena.  Mepha is included in our European segment.

We applied the acquisition method of accounting to record the business combination. The following table summarizes the estimated fair values of the identified assets and acquired liabilities assumed on April 8, 2010, the acquisition date, as well as the fair value of the noncontrolling interest on the acquisition date:

April 8, 2010
Cash and cash equivalents	$38,818
Accounts receivable	72,185
Inventory	85,901
Other current assets	2,313
Property and equipment, net	89,458
Intangible assets	311,719
Goodwill	225,150
Other assets	477
Current portion of long term debt	468
Accounts payable	15,873
Accrued expenses	25,210
Long term debt	20,742
Other liabilities	53,891
Deferred tax liabilities	85,150
Noncontrolling interest	38,902

The acquisition accounting is being finalized based on fair values of the acquired assets and liabilities. The fair value of inventories acquired included a step-up in the value of inventories of $10.5 million. We recorded amortization of $5.0 million and $5.5 million of the inventory step-up in cost of sales during the second and third quarters of 2010, respectively.  Goodwill is attributable to revenue and operational synergies and is allocated to the European segment. There is no goodwill recognized or deductible for tax purposes.  The book value of the accounts receivable approximates their fair value and gross contractual value.

Acquisition costs of $10.3 million were expensed as incurred and are included in our statement of operations for the nine months ended September 30, 2010 and have been recorded in the European segment.

In accordance with local laws and regulations, we acquired and became the sponsor of a defined benefit pension plan in Switzerland in conjunction with the Mepha acquisition. For more information regarding the defined benefit pension plan, please see Note 14.

Mepha Pharma AG is a partially-owned Mepha subsidiary with primary operations in Switzerland.  Mepha has a 33.4% equity interest and a controlling voting interest in Mepha Pharma AG.  The noncontrolling interest in Mepha Pharma AG was recorded at fair value as part of the acquisition accounting.  The fair value of the noncontrolling interest in Mepha Pharma AG was estimated by applying the discounted cash flows method of the income approach. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The estimate of the fair value of the noncontrolling interest is based on an assumed discount rate of 8.5%, a long term annual earnings growth rate of 3.0%, and assumed adjustments due to the lack of control that market participants would consider when estimating the fair value of the noncontrolling interest in Mepha Pharma AG.

The Mepha noncontrolling interest was a non recurring fair value measurement at the acquisition date. The following table sets forth the classification of the noncontrolling interest within the fair value hierarchy:

Description	April 8, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mepha noncontrolling interest	$38,902	—	—	38,902

We entered into foreign exchange forward contracts related to our Mepha transaction to protect against fluctuations between the Swiss Franc and the U.S. Dollar.  Changes in the value of these contracts were recognized within other income. All foreign exchange contracts settled in the first half of 2010. Other income (expense), net includes $9.1 million of loss on these foreign exchange contracts for the nine months ended September 30, 2010.

The following unaudited pro forma information shows the results of our operations for the three and nine months ended September 30, 2010 and 2009 as though the Mepha acquisition had occurred at the beginning of the periods presented:

	Three months ended	Nine months ended
	September 30,	September 30,
	2009	2010	2009
Revenues	$634,314	$2,137,789	$1,885,180
Net income attributable to Cephalon, Inc.	102,320	336,477	244,491

Basic income per common share attributable to Cephalon, Inc.	$1.37	$4.48	$3.42
Diluted income per common share attributable to Cephalon, Inc.	$1.30	$4.17	$3.15

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

Ception Therapeutics, Inc.

In January 2009, we entered into an option agreement (the “Ception Option Agreement”) with Ception Therapeutics, Inc., a privately-held company (“Ception”).  Under the terms of the Ception Option Agreement, we had the irrevocable option (the “Ception Option”) to purchase all of the outstanding capital stock on a fully diluted basis of Ception within a specified period of time.  As consideration for the Ception Option, we paid Ception $50.0 million (the “Ception Option Fee”) and paid Ception stockholders an aggregate of $50.0 million.

We determined that, because of our rights under the Ception Option Agreement, effective on January 13, 2009, Ception was a variable interest entity for which we were the primary beneficiary.  As a result, as of January 13, 2009, we included the financial condition and results of operations of Ception in our consolidated financial statements in the United States segment.  Prior to April 5, 2010, we did not have an equity interest in Ception and, therefore, we allocated the Ception losses to noncontrolling interest in the consolidated statement of operations.

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

In February 2010, we exercised the Ception Option based on our evaluation of the results of a Phase II clinical trial of Ception’s lead compound, CINQUIL™ (reslizumab) for the treatment of eosinophilic asthma.  After completing certain closing conditions, including U.S. antitrust approval, in April 2010, we acquired Ception for $250.0 million.  We also advanced $25.0 million in financing to Ception prior to the acquisition, for which the Ception stockholders were not required to (and therefore did not) repay at the closing of the acquisition. In April 2010, Ception distributed the Ception Option Fee to its stockholders immediately prior to the closing of the acquisition. Ception stockholders also could receive (i) additional payments related to clinical and regulatory milestones and (ii) royalties related to net sales of products developed from Ception’s program to discover small molecule, orally-active, anti-TNF (tumor necrosis factor) receptor agents.   We expect to begin a Phase III clinical trial for the treatment of eosinophilic asthma by the end of 2010.

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

•                  the probability of success for product candidates;

•                  the time and resources needed to complete the development and approval of product candidates;

•                  the life of the potential commercialized products and associated risks of obtaining regulatory approvals in the U.S. and Europe;

•                  the risk adjusted discount rate for fair value measurment; and

•                  risks associated with uncertainty, achievement and payment of milestone events.

The fair value of the liability for the contingent consideration recognized on the acquisition date of the Ception noncontrolling interest was $96.9 million. The contingent consideration payments have been recorded as a liability and the fair value will be evaluated quarterly or more frequently if circumstances dictate. Changes in the fair value of contingent consideration will be recorded in earnings. The change in fair value that was recognized as an operating expense for the three months ended September 30, 2010 was $5.2 million and for the period between April 5 and September 30, 2010 was $6.3 million. At September 30, 2010, the fair value of the liability was $103.2 million.

In April 2010, as a result of the exercise of the Ception Option, we began to integrate Ception into the Cephalon business and initiated restructuring efforts. This restructuring was completed and all payments were made in the second quarter of 2010. Nineteen jobs were eliminated for a total pre-tax cost of $3.2 million in the second quarter of 2010.

BioAssets Development Corporation

Effective November 2009, we signed an agreement with BioAssets Development Corporation (“BDC”) that sets forth our option to acquire BDC.  Under the terms of the option agreement, we paid BDC an upfront payment of $30.0 million. In October 2010, we exercised the option to acquire BDC following receipt of interim data from a Phase II placebo-controlled proof-of-concept study evaluating epidural administration of a tumor necrosis factor (TNF) inhibitor for the treatment of sciatica in 45 patients.  Upon the closing of the merger, we will purchase all of the outstanding capital stock of BDC for $12.5 million, subject to net working capital and debt adjustments set forth in the merger agreement.  BDC shareholders could receive additional payments related to regulatory and sales milestones.

We have determined that, because of our rights under the BDC option agreement, effective on November 18, 2009, BDC is a variable interest entity for which we are the primary beneficiary.  As a result, as of November 18, 2009, we have included the financial condition and results of operations of BDC in our consolidated financial statements.  However, we do not have an equity interest in BDC and, therefore, we have allocated the BDC losses to noncontrolling interest in the consolidated statement of operations.   BDC did not have a material impact on our revenues or earnings attributable to our Cephalon shareholders for the period ended September 30, 2010 or on a pro forma basis for the periods ended September 30, 2010 and 2009.  BDC is included in our United States segment.

As a result of exercising our option to purchase BDC in October 2010, we expect to recognize a reduction of approximately $25 million in Cephalon stockholders’ equity for the fourth quarter of 2010 which reflects the difference between the fair value of the consideration paid and the amount by which the noncontrolling interest will be adjusted to reflect the change in our ownership in BDC. The purchase price includes the estimated fair value of future milestone payments. The contingent consideration payments will be recorded as a liability and remeasured each quarter through earnings.

The following summarizes the carrying amounts and classification of BDC’s assets and liabilities included in our consolidated balance sheet as of December 31, 2009 and September 30, 2010:

	September 30, 2010	December 31, 2009
Cash and cash equivalents	$5,346	$9,854
Accounts receivable	3	69
Other current assets	19	27
Property and equipment, net	6	18
Goodwill	20,391	20,391
Intangible assets	48,000	48,000
Accounts payable	183	362
Accrued expenses	80	1,817
Deferred tax liabilities	17,329	18,171
Noncontrolling interest	26,172	28,009

Although BDC is included in our consolidated financial statements, our interest in BDC’s assets is limited to that accorded to us in the agreements with BDC as described above.  BDC’s creditors have no recourse to the general credit of Cephalon.

3.   RESTRUCTURING

2009 restructuring

In October 2009, we began to restructure our discovery research organization to focus on our pipeline opportunities, primarily in oncology, inflammatory diseases and pain, with an emphasis on our biologic opportunities, wind down our internal research efforts in CNS and reduce our overall cost structure.  In 2009 and 2010, we eliminated a total of 81 jobs worldwide through a combination of voluntary resignations and terminations.  As of September 30, 2010, these restructuring efforts are complete.  The pre-tax costs of these restructuring efforts were $9.1 million.  Total estimated charges and payments related to worldwide restructuring efforts recognized in the consolidated statement of operations and included primarily in the United States segment are as follows:

	Three months ended	Nine months ended
	September 30, 2010
Restructuring reserves, beginning of period	$1,453	$7,862
Severance costs	226	607
Payments	(1,569)	(8,359)
Restructuring reserves, end of period	$110	$110

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

The estimated pre-tax costs of the plan are being recognized between 2008 and 2011 and are included in the United States segment.  Through September 30, 2010, we have incurred a total of $17.2 million related to the restructuring plan.

Effective September 2, 2010, we sold the Eden Prarie facility and certain associated equipment for proceeds of $4.7 million.  We incurred $2.5 million in additional accelerated depreciation costs related to the facility sale during the three months ended September 30, 2010. Pursuant to the sales agreement, we are leasing the Eden Prarie facility and certain associated equipment from the buyer through December 31, 2011 with aggregate lease payments totaling $0.7 million.  Through September 30, 2010, we have incurred a total of $21.5 million in pre-tax, non-cash accelerated depreciation of plant and equipment related to the restructuring. We will continue to incur non-cash accelerated depreciation of equipment not associated with the sale through the completion of the restructuring project.

Total charges and payments related to the restructuring plan recognized in the consolidated statement of operations and included in the United States segment are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Restructuring reserves, beginning of period	$8,214	$5,258	$7,083	$3,733
Severance costs	534	909	1,511	2,722
Manufacturing and personnel transfer costs	1,553	153	2,341	1,222
Payments	(1,270)	(190)	(1,904)	(1,547)
Restructuring reserves, end of period	$9,031	$6,130	$9,031	$6,130

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

•                  $0.8 million in exchange for exclusive sublicense rights to bendamustine hydrochloride in China and Hong Kong, acquired from SymBio; and

•                  $6.0 million in exchange for license rights to certain of XOMA Ltd.’s proprietary antibody library materials.

5.   OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Gains (losses) on foreign exchange derivative instruments	$—	$—	$(9,069)	$19,022
Arana dividend income	—	—	—	1,567
Loss on Arana contingent consideration (90% ownership incentive payment)	—	—	—	(2,773)
Gain on excess of Arana net assets over consideration	—	—	—	10,008
Gain on pre-bid Arana holdings	—	—	—	6,596
Foreign exchange gains (losses)	(2,846)	3,775	(10,380)	7,998
Other income (expense), net	$(2,846)	$3,775	$(19,449)	$42,418

In 2010, Cephalon entered into foreign exchange forward contracts related to our Mepha GmbH transaction.  These contracts protected against fluctuations between the Swiss Franc and the U.S. Dollar.  Changes in the value of these contracts were recognized within net income. All foreign exchange contracts have settled in the first half of 2010. Other income (expense), net includes $9.1 million of losses on these foreign exchange contracts for the nine months ended September 30, 2010.

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

6.   COMPREHENSIVE INCOME

The components of Cephalon’s comprehensive income include:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$132,500	$102,722	$332,129	$246,069
Foreign currency translation gains	118,752	23,103	50,766	71,184
Net prior service costs on retirement-related plans	(23)	(14)	(72)	(43)
Unrealized investment losses	—	(891)	—	(625)
Comprehensive income	$251,229	$124,920	$382,823	$316,585

The components of accumulated other comprehensive income consisted of the following:

	September 30, 2010	December 31, 2009
Foreign currency translation gains	$162,925	$112,159
Prior service gains and losses on retirement-related plans	1,963	2,035
Accumulated other comprehensive income	$164,888	$114,194

Our noncontrolling interests do not have any accumulated other comprehensive income balances.

7.  FAIR VALUE DISCLOSURES

Our non-current investments are recorded on a cost basis.  The carrying values of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their respective fair values. Long-term liabilities recorded at fair-value include contingent consideration attributable to Ception. The Mepha noncontrolling interest was also recorded at fair value at the acquisition date. For details on our Ception and Mepha transactions and a description of the fair value methodologies utilized, see Note 2.

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

The following table sets forth the fair value hierarchy for financial assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2010.  There were no assets and liabilities recorded at fair value measured on a recurring basis at December 31, 2009.

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Ception contingent consideration	$103,225	—	—	103,225

The table below reconciles the beginning and ending balances for assets and liabilities measured on a recurring basis using unobservable inputs (Level 3) during the period.

Ception Contingent Consideration
Balance, January 1, 2010	$—
Net transfer in to Level 3	96,911
Unrealized losses included in earnings	6,314
Ending Balance, September 30, 2010	$103,225

See Note 2, for a description of Mepha’s assets and liabilities carried at fair value and measured on a non recurring basis.  There were no assets and liabilities recorded at fair value measured on a nonrecurring basis at December 31, 2009.

Except for our convertible notes, our debt instruments do not have readily ascertainable market values; however, the carrying values approximate the respective fair values. As of September 30, 2010, the fair value and carrying value of our convertible debt, based on quoted market prices was:

	Fair Value^	Carrying Value	Face Value

2.0% convertible senior subordinated notes due June 1, 2015	$1,164,687	$641,755	$820,000
2.5% convertible senior subordinated notes due May 1, 2014	563,650	381,744	500,000

^The fair value shown above represents the fair value of the total debt instrument, inclusive of both the liability and equity components, while the carrying value represents the carrying value of the liability .

8.   INVENTORY, NET

Inventory, net consisted of the following:

	September 30, 2010	December 31, 2009
Raw materials	$39,786	$27,105
Work-in-process	143,813	144,145
Finished goods	112,281	69,326
Total inventory, net	$295,880	$240,576

We have committed to make future minimum payments to third parties for certain raw material inventories, including agreements to purchase minimum amounts of modafinil through 2012.  Over the past few years, we have developed a manufacturing process for the active pharmaceutical ingredient in NUVIGIL that is more cost effective than our prior process of separating modafinil into armodafinil.  As a result of using this new process coupled with the launch of NUVIGIL, we reassess, as needed, the potential impact of these items on certain of our existing agreements to purchase modafinil and reserve for purchase commitments in excess of current expected need.  As of December 31, 2009, our aggregate future purchase commitments remaining totaled $15.9 million and our reserve balance for excess purchase commitments was $9.0 million.  In the second quarter of 2010, we reassessed our future modafinil needs and recorded a $9.4 million adjustment which increased the excess commitment reserve as well as a reserve for inventory on-hand of $7.6 million. As of September 30, 2010, our aggregate future purchase commitments remaining total $10.8 million and are fully reserved.

9.  GOODWILL

Goodwill consisted of the following:

	United States	Europe	Total

December 31, 2009	$486,619	$103,665	$590,284
Foreign currency translation adjustment	—	17,924	17,924
Acquisition of Mepha GmbH	—	225,150	225,150
September 30, 2010	$486,619	$346,739	$833,358

We completed our annual test of impairment of goodwill as of July 1, 2010 and concluded that goodwill was not impaired.

10.  INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

		September 30, 2010			December 31, 2009
	Estimated	Gross		Net	Gross		Net
	Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Lives	Amount	Amortization	Amount	Amount	Amortization	Amount

Product Rights & Technology	5 - 20 years	$1,150,375	$519,124	$631,251	$898,325	$458,886	$439,439
IPR&D	Indefinite	379,977	—	379,977	341,206	—	341,206
Trademarks	10 - 20 years	264,934	44,426	220,508	223,383	34,013	189,370
Other agreements	1 - 2 years	28,093	25,648	2,445	22,203	10,361	11,842
		$1,823,379	$589,198	$1,234,181	$1,485,117	$503,260	$981,857

Intangible assets are amortized over their estimated useful economic life using the straight line method. Amortization expense was $31.4 million and $26.4 million for the three months ended September 30, 2010 and 2009, respectively, and $89.4 million and $70.6 million for the nine months ended September 30, 2010 and 2009, respectively.

11.  LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
	2010	2009

2.0% convertible senior subordinated notes due June 1, 2015	$820,000	$820,000
Debt discount on 2.0% convertible senior subordinated notes due June 1, 2015	(178,245)	(201,536)
2.5% convertible senior subordinated notes due May 1, 2014	500,000	500,000
Debt discount on 2.5% convertible senior subordinated notes due May 1, 2014	(118,256)	(137,907)
Zero Coupon convertible subordinated notes first putable June 2010	—	199,968
Debt discount on Zero Coupon convertible subordinated notes first putable June 2010	—	(5,771)
Capital lease obligations	5,024	3,065
Ception Therapeutics, Inc. obligations	—	3,763
Other	212	1,039
Total debt	$1,028,735	$1,182,621
Less current portion	(644,097)	(818,925)
Total long-term debt	$384,638	$363,696

Convertible Notes

The liability component of our convertible notes will be classified as current liabilities and presented in current portion of long-term debt and the equity component of our convertible debt will be considered a redeemable security and presented as redeemable equity on our consolidated balance sheet if our debt is considered current at the balance sheet date. At September 30, 2010 and December 31, 2009, our stock price was $62.44 and $62.42, respectively, and therefore, the 2.0% Notes are considered to be current liabilities based on conversion price and are presented in current portion of long-term debt on our consolidated balance sheet.

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

In late 2005 and early 2006, we entered into settlement agreements with each of Teva, Mylan, Ranbaxy and Barr; in August 2006, we entered into a settlement agreement with Carlsbad and its development partner, Watson Pharmaceuticals, Inc., which we understand has the right to commercialize the Carlsbad product if approved by the FDA. As part of these separate settlements, we agreed to grant to each of these parties a non-exclusive royalty-bearing license to market and sell a generic version of PROVIGIL in the United States, effective in April 2012, subject to applicable regulatory considerations. Under the agreements, the licenses could become effective prior to April 2012 only if a generic version of PROVIGIL is sold in the United States prior to this date. Various factors could lead to the sale of a generic version of PROVIGIL in the United States at any time prior to April 2012, including if (i) we lose patent protection for PROVIGIL due to an adverse judicial decision in a patent infringement lawsuit; (ii) all parties with first-to-file ANDAs relinquish their right to the 180-day period of marketing exclusivity, which could allow a subsequent ANDA filer, if approved by the FDA, to launch a generic version of PROVIGIL in the United States at-risk; (iii) we breach or the applicable counterparty breaches a PROVIGIL settlement agreement; or (iv) the FTC prevails in its lawsuit against us in the U.S. District Court for the Eastern District of Pennsylvania described below.

We also received rights to certain modafinil-related intellectual property developed by each party and in exchange for these rights, we agreed to make payments to Barr, Ranbaxy and Teva collectively totaling up to $136.0 million, consisting of upfront payments, milestones and royalties on net sales of our modafinil products. In order to maintain an adequate supply of the active drug substance modafinil, we entered into agreements with three modafinil suppliers whereby we have agreed to purchase minimum amounts of modafinil through 2012, with aggregate remaining purchase commitments totaling $10.8 million as of September 30, 2010. See Note 8 for additional details.

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

NUVIGIL Patent Litigation

In December 2009, January 2010, February 2010 and August 2010, we filed patent infringement lawsuits against seven companies—Teva, Actavis, Mylan, Watson, Sandoz, Lupin, and Apotex—based upon the ANDA filed by each of these firms with the FDA seeking approval to market a generic form of armodafinil. The lawsuits claimed infringement of our ‘570 Patent, ‘346 Patent and ‘516 Patent.  In addition, including the six-month pediatric extension, the ‘516 Patent, the ‘346 Patent, and the ‘570 Patent expire on April 6, 2015, May 29, 2024, and June 18, 2024, respectively.

Under the provisions of the Hatch-Waxman Act, the filing of the Teva, Actavis, Mylan, Watson, Sandoz, Lupin and Apotex lawsuits stays any FDA approval of the applicable ANDA until the earlier of entry of a district court judgment in favor of the ANDA holder or 30 months from the date of our receipt of the respective Paragraph IV certification letter.  Assuming no earlier district court judgment, the earliest the 30-month stay will expire is in May 2012.

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

In October 2010, through our subsidiary Anesta AG, we entered into a settlement agreement with Eurand and Impax to settle the parties’ patent litigation concerning AMRIX.  Under the agreement, Anesta and Eurand will grant Impax a non-exclusive, royalty-bearing license to Eurand’s patent and other current and future Orange Book-listable patents to market and sell a generic version of AMRIX in the United States.  Impax’s license becomes effective one year prior to expiration of the Eurand Patent, which is currently expected to expire in February 2025, or earlier under certain circumstances. The settlement agreement does not affect the status of the separate patent litigations with Mylan, Barr and Anchen. We anticipate a decision by the U.S. District Court in Delaware by or in the second quarter of 2011 We anticipate a decision by the U.S. District Court in Delaware by or in the second quarter of 2011 with respect to the patents litigated in October 2010. In addition, we anticipate a separate trial regarding the recently issued additional pharmaceutical formulation patents covering AMRIX.

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

Derivative Suit

In January 2008, a purported stockholder of the company filed a derivative suit on behalf of Cephalon in the U.S. District Court for the District of Delaware naming each member of our Board of Directors as defendants. The suit alleges, among other things, that the defendants failed to exercise reasonable and prudent supervision over the management practices and controls of Cephalon, including with respect to the marketing and sale of ACTIQ, and in failing to do so, violated their fiduciary duties to the stockholders. The complaint seeks an unspecified amount of money damages, disgorgement of all compensation and other equitable relief. In August 2009, our Motion for Judgment on the Pleadings was granted. The plaintiffs have appealed this ruling and in August 2010, the EDPA dismissed the plaintiff’s appeal.

DURASOLV

In the third quarter of 2007, the U.S. Patent and Trademark Office (“PTO”) notified us that, in response to re-examination petitions filed by a third party, the Examiner rejected the claims in the two U.S. patents for our DURASOLV ODT technology. We disagree with the Examiner’s position, and we filed notices of appeal to the Board of Patent Appeals of the PTO’s decisions in the fourth quarter of 2007 regarding one patent and in the second quarter of 2008 regarding the second patent. In September 2009, the Board affirmed the Examiner’s position with respect to the first of the DURASOLV patents. We have requested reconsideration from the Board and are awaiting the Board’s response.  We have the right to appeal to the court from the Board’s decision if it is not favorable. A hearing before the Board with respect to our appeal regarding the second patent is scheduled for November 2010. These efforts will be both expensive and time consuming and, ultimately, due to the nature of patent appeals, there can be no assurance that these efforts will be successful. The invalidity of the DURASOLV patents could reduce our ability to enter into new contracts with regard to our drug delivery business.

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

Other Commitments

We have committed to make potential future “milestone” payments to third parties as part of our in-licensing and development programs primarily in the area of research and development agreements.  Payments generally become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones.  Because the achievement of these milestones is neither probable or reasonably estimable, we have not recorded a liability on our balance sheet for any such contingencies, with the exception of the contingent consideration recorded upon acquisition of Ception. See Note 2 for details.  As of September 30, 2010, the potential milestone and other contingent payments due under current contractual agreements total $1.4 billion.

13.  STOCK-BASED COMPENSATION

Total stock-based compensation expense recognized in the consolidated statement of operations is as follows:

	Three months ended		Nine months ended
	2010	2009	2010	2009
Stock option expense	$5,030	$6,430	$17,110	$20,550
Restricted stock unit expense	$5,080	$5,440	$14,630	$16,160
Total stock-based compensation expense*	$10,110	$11,870	$31,740	$36,710

Total stock-based compensation expense after-tax	$6,683	$7,799	$21,107	$24,111

*For the three and nine months ended September 30, 2009 and 2010 total stock-based compensation is allocated 4% to cost of sales, 38% to research and development and 58% to selling, general and administrative expenses based on the employees’ compensation allocation between these line items.

Stock based compensation expense decreased for the nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009 due to a higher level of forfeitures in 2010.

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

The net cost for pension benefit plans consisted of the following components, attributable to our European segment:

	Three months ended September 30,	Nine months ended September 30,
	2010	2010

Service cost	$1,258	$2,592
Interest cost	859	1,747
Expected return on plan assets	(629)	(1,194)
Amortization of prior service credit	(22)	(63)
Net periodic benefit cost	$1,466	$3,082

Through September 30, 2010, contributions of $1.3 million have been made to all international pension plans and we anticipate additional contributions during the remainder of 2010 to total approximately $1.6 million.

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

The actuarial assumptions used to calculate the benefit obligation at April 8, 2010 and the net periodic expense for 2010 are as follows:

Discount rate	3.3%
Expected long term rate of return	3.3%
Rate of compensation increase	2.0%

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

As of April 8, 2010, our pension plan asset allocations by category were:

Equity Securities	32.1%
Debt Securities	49.9%
Real Estate	5.0%
Cash	13.0%

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

Expected 2010 contributions for the Mepha plan are $2.8 million.  Estimated Future Benefit Payments are as follows:

2010	$2,430
2011	2,803
2012	2,701
2013	2,896
2014	3,064
2015 - 2019	15,664

15.  INCOME TAXES

For the three months ended September 30, 2010, we recognized $61.3 million of income tax expense on income before income taxes of $192.8 million, resulting in an overall effective tax rate of  31.8 percent.  For the nine months ended September 30, 2010, we recognized $172.8 million of income tax expense on income before income taxes of $497.1 million, resulting in an overall effective tax rate of 34.8 percent.

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

On May 20, 2010, the Board of Directors approved the Cephalon, Inc. 2010 Employee Stock Purchase Plan (“ESPP”).  The first offering period began September 1, 2010 and will end December 31, 2010.  The estimated impact is considered for diluted EPS using the treasury stock method. Our ESPP is considered non-compensatory and, accordingly, no compensation expense will be recorded for issuances under the ESPP. Eligible participants contribute 95% of the quarter-ending market price towards the purchase of each common share.

The number of shares included in the diluted EPS calculation for the convertible subordinated notes and warrants is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Average market price per share of Cephalon stock	$59.71	$56.87	$62.89	$63.71

Shares included in diluted EPS calculation (in thousands):
2.0% Notes	3,826	3,140	4,520	4,688
2.5% Notes	—	—	—	—
2010 Notes	—	23	291	399
Warrants related to 2.0% Notes	—	—	—	—
Warrants related to 2.5% Notes	—	—	—	—
Warrants related to New Zero Coupon Notes	—	—	—	—
Other	—	1	1	1
Total	3,826	3,164	4,812	5,088

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted income per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic income per common share computation:
Numerator:
Net income used for basic income per common share	$132,500	$102,722	$332,129	$246,069

Denominator (in thousands):
Weighted average shares used for basic income per common share	75,201	74,647	75,128	71,541

Basic income per common share	$1.76	$1.38	$4.42	$3.44

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Diluted income per common share computation:
Numerator:
Net income used for basic income per common share	$132,500	$102,722	$332,129	$246,069

Denominator (in thousands):
Weighted average shares used for diluted income per common share	75,201	74,647	75,128	71,541
Effect of dilutive securities:
Convertible subordinated notes and warrants	3,826	3,164	4,812	5,088
Employee stock options and restricted stock units	746	620	821	923
Employee stock purchase plan	—	—	—	—
Weighted average shares used for diluted income per common share	79,773	78,431	80,761	77,552

Diluted income per common share	$1.66	$1.31	$4.11	$3.17

The following reconciliation shows the shares excluded from the calculation of diluted income per common share as the inclusion of such shares would be anti-dilutive:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted average shares excluded (in thousands):
Convertible subordinated notes and warrants	28,218	28,336	28,277	25,727
Employee stock options	4,753	4,142	4,865	3,980
	32,971	32,478	33,142	29,707

17.  SEGMENT AND SUBSIDIARY INFORMATION

Revenues for the three months ended September 30:

	Three Months Ended
	September 30,
	2010			2009
	United States	Europe	Total	United States	Europe	Total
Sales:
CNS
Proprietary CNS
PROVIGIL*	$267,751	$13,279	$281,030	$241,301	$16,693	$257,994
NUVIGIL**	51,437	—	51,437	20,991	—	20,991
GABITRIL	9,577	1,025	10,602	11,560	1,340	12,900
Other Proprietary CNS	—	2,580	2,580	—	3,575	3,575
Generic CNS	—	8,609	8,609	—	2,642	2,642
CNS	328,765	25,493	354,258	273,852	24,250	298,102

Pain
Proprietary Pain
FENTORA***	37,368	5,549	42,917	35,779	1,201	36,980
AMRIX	26,784	—	26,784	26,703	—	26,703
Other Proprietary Pain	—	91	91	—	89	89
Generic Pain
ACTIQ	16,170	17,855	34,025	16,521	16,721	33,242
Generic OTFC	8,295	—	8,295	19,332	—	19,332
Other Generic Pain	—	19,040	19,040	—	2,360	2,360
Pain	88,617	42,535	131,152	98,335	20,371	118,706

Oncology
Proprietary Oncology
TREANDA	103,911	—	103,911	54,532	—	54,532
Other Proprietary Oncology	5,123	18,330	23,453	4,010	19,732	23,742
Generic Oncology	—	5,552	5,552	—	5,021	5,021
Oncology	109,034	23,882	132,916	58,542	24,753	83,295

Other
Other Proprietary	2,975	2,354	5,329	3,168	—	3,168
Other Generic	3,526	79,896	83,422	3,464	28,488	31,952
Other	6,501	82,250	88,751	6,632	28,488	35,120
Total Net Sales	532,917	174,160	707,077	437,361	97,862	535,223
Other Revenue	9,190	726	9,916	13,949	240	14,189
Total External Revenues	542,107	174,886	716,993	451,310	98,102	549,412
Inter-Segment Revenues	13,032	1,169	14,201	5,827	2,251	8,078
Elimination of Inter-Segment Revenues	(13,032)	(1,169)	(14,201)	(5,827)	(2,251)	(8,078)
Total Revenues	$542,107	$174,886	$716,993	$451,310	$98,102	$549,412

Revenues for the nine months ended September 30:

	Nine Months Ended
	September 30,
	2010			2009
	United States	Europe	Total	United States	Europe	Total
Sales:
CNS
Proprietary CNS
PROVIGIL*	$780,902	$47,409	$828,311	$726,313	$47,111	$773,424
NUVIGIL**	127,327	—	127,327	37,777	—	37,777
GABITRIL	28,994	3,511	32,505	37,058	3,871	40,929
Other Proprietary CNS	—	8,238	8,238	—	9,645	9,645
Generic CNS	—	19,494	19,494	—	8,078	8,078
CNS	937,223	78,652	1,015,875	801,148	68,705	869,853

Pain
Proprietary Pain
FENTORA***	114,709	14,939	129,648	99,686	2,438	102,124
AMRIX	80,467	—	80,467	83,807	—	83,807
Other Proprietary Pain	—	199	199	—	216	216
Generic Pain
ACTIQ	45,581	50,413	95,994	56,692	52,579	109,271
Generic OTFC	32,609	—	32,609	66,834	—	66,834
Other Generic Pain	—	42,738	42,738	—	6,259	6,259
Pain	273,366	108,289	381,655	307,019	61,492	368,511

Oncology
Proprietary Oncology
TREANDA	284,900	—	284,900	160,549	—	160,549
Other Proprietary Oncology	15,931	57,290	73,221	13,530	53,733	67,263
Generic Oncology	—	15,410	15,410	—	14,685	14,685
Oncology	300,831	72,700	373,531	174,079	68,418	242,497

Other
Other Proprietary	11,222	4,108	15,330	13,277	—	13,277
Other Generic	10,680	199,122	209,802	12,889	81,583	94,472
Other	21,902	203,230	225,132	26,166	81,583	107,749
Total Net Sales	1,533,322	462,871	1,996,193	1,308,412	280,198	1,588,610
Other Revenue	37,318	6,977	44,295	28,016	567	28,583
Total External Revenues	1,570,640	469,848	2,040,488	1,336,428	280,765	1,617,193
Inter-Segment Revenues	28,369	1,176	29,545	18,511	2,425	20,936
Elimination of Inter-Segment Revenues	(28,369)	(1,176)	(29,545)	(18,511)	(2,425)	(20,936)
Total Revenues	$1,570,640	$469,848	$2,040,488	$1,336,428	$280,765	$1,617,193

Europe- Primarily Europe, Middle East and Africa.

Proprietary products are products which are sold under patent coverage.

Generic products are products sold without patent coverage in the primary sales territory.

Patent coverage may exist in other territories.

* Marketed under the name MODIODAL® (modafinil) in France and under the name VIGIL® (modafinil) in Germany.

** 2009 sales launched on June 1, 2009.

*** Marketed under the name EFFENTORA® (fentanyl buccal tablet) in Europe.

Revenues are attributable to geographic area based on the location of the customer or licensee.  Income (loss) before income taxes for the period ended September 30:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009^	2010	2009^

United States	$189,876	$128,674	$487,906	$365,172
Europe	2,934	9,096	9,199	(31,594)
Total	$192,810	$137,770	$497,105	$333,578

Total assets:

	September 30,	December 31,
	2010	2009

United States	$3,243,792	$3,896,131
Europe	1,642,600	761,964
Total	$4,886,392	$4,658,095

^ Certain reclassifications of prior year amounts have been made to conform to current year presentation.

18.  SUBSEQUENT EVENTS

BioAssets Development Corporation

In October 2010, we exercised the option to acquire privately-held BioAssets Development Corporation (“BDC”). Upon the closing of the merger, we will purchase all of the outstanding capital stock of BDC for $12.5 million, subject to net working capital and debt adjustments set forth in the merger agreement.   For more information on BDC, please see Note 2.

ChemGenex Pharmaceuticals Limited

In October, 2010, we signed a convertible note subscription agreement with ChemGenex Pharmaceuticals Limited, an Australian-based oncology focused biopharmaceutical company (“ChemGenex”).  Under the terms of the agreement, we will provide up to A$15 million to ChemGenex in return for a note that is convertible at A$0.50 per share.  This funding will support ChemGenex operations, including clinical activities to complete a planned New Drug Application submission to the U.S. Food and Drug Administration for omacetaxine for the treatment of chronic myelogenous leukemia (CML) patients who have failed two or more tyrosine kinase inhibitor (TKIs).  Separately, we also entered into option agreements with two of ChemGenex’s major shareholders, Stragen International N.V. and Merck Santé S.A.S.  Under those option agreements, we have the right to acquire up to 19.9 percent of ChemGenex’s outstanding shares at A$0.70 per share.  We have the right to exercise the options before the later of March 31, 2011, and ten business days after receipt of certain clinical trial data and related analyses from ChemGenex (the “Exercise Period”).  We have the right to convert the notes to ChemGenex shares at any time, subject to ChemGenex shareholder approval (to be sought by December 31, 2010) for conversion during the Exercise Period or if the options are exercised.

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

EXECUTIVE SUMMARY

Cephalon, Inc. is an international biopharmaceutical company dedicated to the discovery, development and commercialization of innovative products in four core therapeutic areas: central nervous system (“CNS”), pain, oncology and inflammatory disease. In addition to conducting an active research and development program, we market numerous branded and generic products around the world. In total, Cephalon sells more than 150 products in nearly 100 countries.

Our most significant products are our wakefulness products, PROVIGIL® (modafinil) Tablets [C-IV] and NUVIGIL® (armodafinil) Tablets [C-IV].  PROVIGIL comprised 41% of our total consolidated net sales for the nine months ended September 30, 2010, of which 94% was in the U.S. market.  NUVIGIL comprised 6% of our total consolidated net sales for the nine months ended September 30, 2010, all of which were in the U.S. market. In June 2007, we secured final U.S. Food and Drug Administration (the “FDA”) approval of the NUVIGIL indication for the treatment of excessive sleepiness associated with narcolepsy, obstructive sleep apnea/hypopnea syndrome (“OSA/HS”) and shift work sleep disorder (“SWSD”). We launched NUVIGIL on June 1, 2009.  In March 2009, we announced positive results from a Phase II clinical trial of NUVIGIL as adjunctive therapy for treating major depressive disorder in adults with bipolar I disorder and our plan to advance to Phase III trials for this indication.  In April 2009, we announced positive results from a Phase III clinical trial of NUVIGIL as a treatment for excessive sleepiness associated with jet lag disorder and filed a supplemental new drug application (an “sNDA”) for this indication with the FDA in June 2009.  Together with the FDA, we designed a special protocol assessment (“SPA”) intended to evaluate the experience of a typical eastbound airline traveler.  We believe the results of the Phase III clinical trial met the requirements of the SPA.  In March 2010, we received a complete response letter from the FDA that raised questions regarding the robustness of the Patient Global Impression of Severity (PGI-S) data, one of the two primary endpoints set forth in the SPA for this clinical trial. We met with the FDA in May 2010 to discuss the complete response letter, provided a formal written response to the FDA in June 2010 and anticipate a final decision from the FDA regarding our sNDA by the end of 2010.  In June 2010, we announced that the primary endpoint was not met for a Phase II study of NUVIGIL as an adjunctive therapy for the treatment of the negative symptoms of schizophrenia.  In October 2010, the FDA approved our Risk Evaluation and Mitigation Strategy programs for NUVIGIL and PROVIGIL.

In March 2008, the FDA granted approval for TREANDA® (bendamustine hydrochloride) for the treatment of patients with chronic lymphocytic leukemia (“CLL”) and, in April 2008, the product was launched.  In October 2008, we received FDA approval of TREANDA for treatment of patients with indolent B-cell non-Hodgkin’s lymphoma (“NHL”) who have progressed during or within six months of treatment with rituximab or a rituximab-containing regimen.  TREANDA comprised 14% of our total consolidated net sales for the nine months ended September 30, 2010, all of which were in the U.S. market.  While not a currently approved indication by the FDA, TREANDA was recently listed in the 2010 NCCN clinical practice guidelines as a front-line treatment for NHL.  We believe the guidelines listing was the result of an independent Phase III clinical study conducted by the German Study Group for Indolent Lymphomas (“StiL Group”) in Giessen, Germany.  The StiL Group’s study results announced in December 2009 indicated better tolerability and more than a 20-month improvement in median progression free survival in patients treated with TREANDA in combination with rituximab versus cyclophosphamide, doxorubicin, vincristine, and prednisolone (commonly known as CHOP) in combination with rituximab for the first-line treatment of patients with advanced follicular, indolent, and mantle cell lymphomas, each of which is not currently an FDA-approved indication. We plan to submit the StiL Group’s study results to support an sNDA for TREANDA for the treatment of front-line NHL in the first half of 2011.  Separately, we are enrolling patients in our own Phase III study of TREANDA for the treatment of front-line NHL.

On a combined basis, our two next most significant products are FENTORA® (fentanyl buccal tablet) [C-II] and ACTIQ® (oral transmucosal fentanyl citrate) [C-II] (including our generic version of ACTIQ (“generic OTFC”)).  Together, these products comprise 13% of our total consolidated net sales for the nine months ended September 30, 2010, of which 75% was in the U.S. market.   In October 2006, we launched FENTORA in the United States.  FENTORA is indicated for the management of breakthrough pain in patients with cancer who are already receiving and are tolerant to opioid therapy for their underlying persistent cancer pain.  In April 2008, we received marketing authorization from the European Commission for EFFENTORA™ for the same indication as FENTORA and launched the product in certain European countries beginning in January 2009. We have focused our clinical strategy for FENTORA on studying the product in opioid-tolerant patients with breakthrough pain associated with chronic pain conditions, such as neuropathic pain and back pain.  In November 2007, we submitted an sNDA to the FDA seeking approval to market FENTORA for the management of breakthrough pain in opioid tolerant patients with chronic pain conditions.  In early April 2009, we submitted a Risk Evaluation and Mitigation Strategy (the “REMS Program”) with respect to FENTORA. Subject to the timing and nature of further discussions with the FDA, we expect to receive a response from the FDA regarding the FENTORA REMS Program by the end of 2010.  With respect to ACTIQ, its sales have been meaningfully eroded by the launch of FENTORA and by generic OTFC products sold since June 2006 by Barr Laboratories, Inc. and by us through our sales agent, Watson Pharmaceuticals, Inc.  We expect this erosion will continue.  In September 2009, our obligation to supply Barr with generic OTFC ended pursuant to the terms of a license and supply agreement we entered into with Barr in July 2004.  We understand that in October 2009 the FDA approved ANDAs by Barr and by Covidien to market and sell generic OTFC and that Covidien launched its generic OTFC in the United States in March 2010.  We submitted our REMS Program for ACTIQ and generic OTFC in early April 2009.  We expect to receive a response from the FDA by the end of 2010.

In August 2007, we acquired exclusive North American rights to AMRIX® (cyclobenzaprine hydrochloride extended-release capsules) from E. Claiborne Robins Company, Inc., a privately-held company d/b/a ECR Pharmaceuticals (“ECR”).  Two dosage strengths of AMRIX (15 mg and 30 mg) were approved in February 2007 by the FDA for short-term use as an adjunct to rest and physical therapy for relief of muscle spasm associated with acute, painful musculoskeletal conditions.  We made the product available in the United States in October 2007 and commenced a full U.S. launch in November 2007.  Since 2008, the U.S. Patent and Trademark Office (the “PTO”) issued two pharmaceutical formulation patents covering AMRIX, which expire in November 2023 and February 2025.  In the second quarter of 2010, the PTO issued notices of allowance for three additional pharmaceutical formulation patent applications covering AMRIX.  Two of these patents issued in September and October 2010, and we expect the other patent to issue by the end of the year. These additional patents should expire in 2023.

We are or may become a party to litigation in the ordinary course of our business, including, among others, matters alleging employment discrimination, product liability, patent or other intellectual property rights infringement, patent invalidity or breach of commercial contract.  In particular, as a biopharmaceutical company, our future success is highly dependent on obtaining and maintaining patent protection or regulatory exclusivity for our products and technology. In that regard, we are currently engaged in lawsuits with respect to generic company challenges to the validity and/or enforceability of our patents covering AMRIX, FENTORA and NUVIGIL.  In May 2010, the trial for the Watson FENTORA matter was completed.  We anticipate a decision by the U.S. District Court in Delaware in the fourth quarter of 2010.  In October 2010, through our subsidiary Anesta AG, we entered into a settlement agreement with Impax to settle the parties’ pending patent litigation concerning AMRIX.  The settlement agreement does not affect the status of the separate patent litigations with Mylan, Barr and Anchen. We anticipate a decision by the U.S. District Court in Delaware by or in the second quarter of 2011 with respect to the patents litigated in October 2010. In addition, we anticipate a separate trial regarding the recently issued additional pharmaceutical formulation patents covering AMRIX.  In the first quarter of 2010, generic versions of modafinil were launched in Portugal, Sweden and Denmark.  We have filed lawsuits in each of these countries. We intend to vigorously defend and enforce the validity, and prevent infringement, of our patents. The loss of patent protection or regulatory exclusivity on any of our existing products, whether by third-party challenge, invalidation, circumvention, license or expiration, could materially impact our results of operations.   For more information regarding these matters, please see Note 12 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

RECENT ACQUISITIONS AND TRANSACTIONS

Mepha GmbH

In April 2010, we acquired all of the issued share capital of Mepha GmbH (“Mepha”), a privately-held, Swiss-based pharmaceutical company, for CHF 622.5 million plus contractual purchase price adjustments of CHF 26.3 million for a total of CHF 648.8 million (or approximately US$605.4 million) in cash, funded from our available cash on hand.   Founded in 1949, Mepha markets branded and non-branded generics as well as specialty products in more than 50 countries. Mepha markets its products in Europe, the Middle East, Africa, South and Central America as well as in Asia. Mepha has approximately 620 full-time employees, 500 of them in Switzerland, and approximately 200 contractors.  The acquisition of Mepha allows us to expand our geographic reach and to further diversify our business mix into the generic and branded generic arena.  Mepha is included in our European segment. For more information regarding Mepha, please see Note 2 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Ception Therapeutics, Inc.

In January 2009, we entered into an option agreement (the “Ception Option Agreement”) with Ception Therapeutics, Inc., a privately-held company (“Ception”).  Under the terms of the Ception Option Agreement, we had the irrevocable option (the “Ception Option”) to purchase all of the outstanding capital stock on a fully diluted basis of Ception within a specified period of time.  As consideration for the Ception Option, we paid Ception $50.0 million (the “Ception Option Fee”) and paid Ception stockholders an aggregate of $50.0 million.

In February 2010, we exercised the Ception Option based on our evaluation of the results of a Phase II clinical trial of Ception’s lead compound, CINQUIL™ (reslizumab) for the treatment of eosinophilic asthma.  After completing certain closing conditions, including U.S. antitrust approval, in April 2010, we acquired Ception for $250.0 million.  We also advanced $25.0 million in financing to Ception prior to the acquisition, for which the Ception stockholders were not required to (and therefore did not) repay at the closing of the acquisition. In April 2010, Ception distributed the Ception Option Fee to its stockholders immediately prior to the closing of the acquisition. Ception stockholders also could receive (i) additional payments related to clinical and regulatory milestones and (ii) royalties related to net sales of products developed from Ception’s program to discover small molecule, orally-active, anti-TNF (tumor necrosis factor) receptor agents.   We expect to begin a Phase III clinical trial for the treatment of eosinophilic asthma by the end of 2010.  For more information regarding Ception, please see Note 2 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

BioAssets Development Corporation

In October 2010, we exercised the option to acquire BioAssets Development Corporation (“BDC”) following receipt of interim data from a Phase II placebo-controlled proof-of-concept study evaluating epidural administration of a tumor necrosis factor (TNF) inhibitor for the treatment of sciatica in 45 patients.  Upon the closing of the merger, we will purchase all of the outstanding capital stock of BDC for $12.5 million, subject to net working capital and debt adjustments set forth in the merger agreement.  BDC shareholders could receive additional payments related to regulatory and sales milestones. BDC has an intellectual property estate around use of TNF inhibitors for sciatic pain in patients with intervertebral disk herniation, as well as other spinal disorders, which intellectual property we expect to utilize to develop CEP-37247 as a possible treatment of sciatica. For more information regarding BDC, please see Note 2 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Other Transactions

We also have recently completed other transactions designed to build a portfolio of potential products targeted to treat inflammatory diseases.  In 2009, we (i) acquired Arana Therapeutics Limited, an Australian company, whose lead human framework domain antibody construct compound, CEP-37247, is in development for patients with certain inflammatory diseases; and (ii) acquired an exclusive, worldwide license to the ImmuPharma investigational compound, LUPUZOR™, which is in Phase IIb development for the treatment of systemic lupus erythematosus.

RESULTS OF OPERATIONS

(In thousands)

Three months ended September 30, 2010 compared to three months ended September 30, 2009:

	Three Months Ended						%
	September 30,						Increase
	2010			2009			(Decrease)
				United			United
	United States	Europe	Total	States	Europe	Total	States	Europe	Total
Sales:
CNS
Proprietary CNS
PROVIGIL*	$267,751	$13,279	$281,030	$241,301	$16,693	$257,994	11%	(20)%	9%
NUVIGIL**	51,437	—	51,437	20,991	—	20,991	145	—	145
GABITRIL	9,577	1,025	10,602	11,560	1,340	12,900	(17)	(24)	(18)
Other Proprietary CNS	—	2,580	2,580	—	3,575	3,575	—	(28)	(28)
Generic CNS	—	8,609	8,609	—	2,642	2,642	—	226	226
CNS	328,765	25,493	354,258	273,852	24,250	298,102	20	5	19

Pain
Proprietary Pain
FENTORA***	37,368	5,549	42,917	35,779	1,201	36,980	4	362	16
AMRIX	26,784	—	26,784	26,703	—	26,703	—	—	—
Other Proprietary Pain	—	91	91	—	89	89	—	2	2
Generic Pain
ACTIQ	16,170	17,855	34,025	16,521	16,721	33,242	(2)	7	2
Generic OTFC	8,295	—	8,295	19,332	—	19,332	(57)	—	(57)
Other Generic Pain	—	19,040	19,040	—	2,360	2,360	—	707	707
Pain	88,617	42,535	131,152	98,335	20,371	118,706	(10)	109	10

Oncology
Proprietary Oncology
TREANDA	103,911	—	103,911	54,532	—	54,532	91	—	91
Other Proprietary Oncology	5,123	18,330	23,453	4,010	19,732	23,742	28	(7)	(1)
Generic Oncology	—	5,552	5,552	—	5,021	5,021	—	11	11
Oncology	109,034	23,882	132,916	58,542	24,753	83,295	86	(4)	60

Other
Other Proprietary	2,975	2,354	5,329	3,168	—	3,168	(6)	100	68
Other Generic	3,526	79,896	83,422	3,464	28,488	31,952	2	180	161
Other	6,501	82,250	88,751	6,632	28,488	35,120	(2)	189	153

Total Net Sales	532,917	174,160	707,077	437,361	97,862	535,223	22	78	32
Other Revenue	9,190	726	9,916	13,949	240	14,189	(34)	203	(30)
Total Revenues	$542,107	$174,886	$716,993	$451,310	$98,102	$549,412	20%	78%	31%

Europe- Primarily Europe, Middle East and Africa

Proprietary products are products which are sold under patent coverage.

Generic products are products sold without patent coverage in the primary sales territory. Patent coverage may exist in other territories.

* Marketed under the name MODIODAL® (modafinil) in France and under the name VIGIL® (modafinil) in Germany.

** 2009 sales launched on June 1, 2009.

*** Marketed under the name EFFENTORA® (fentanyl buccal tablet) in Europe.

Total net sales:

	Three months ended			% Increase	% Increase (Decrease due to	% Increase
	September 30,		% Increase	(Decrease) due to	Mergers &	(Decrease) due
	2010	2009	(Decrease)	Currency	Acquisitions	to Operations
United States	$532,917	$437,361	22%	—%	—%	22%
Europe	174,160	97,862	78%	(9)%	82%	5%
	$707,077	$535,223	32%	(2)%	15%	19%

Net sales- In the United States, we sell our proprietary products to pharmaceutical wholesalers, the largest three of which accounted for 72% of our total consolidated gross sales for the three months ended September 30, 2010.  Decisions made by these wholesalers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) can materially affect the level of our sales in any particular period and thus may not necessarily correlate to the number of prescriptions written for our products as reported by IMS Health Incorporated.

We have distribution service agreements with each of our wholesaler customers. These agreements obligate the wholesalers to provide us with periodic outbound sales information and current inventory levels for our products held at their warehouse locations; additionally, the wholesalers have agreed to manage the variability of their purchases and inventory levels within specified days on hand limits. Various factors can impact the decisions made by wholesalers and retailers regarding the levels of inventory they hold, including, among other factors, their assessment of anticipated demand for products, timing of sales made by them, their review of historical product usage trends, and their purchasing patterns.

As of September 30, 2010, we received information from substantially all of our U.S. wholesaler customers about the levels of inventory they held for our U.S. branded products. Based on this information, which we have not independently verified, we believe that total inventory held at these wholesalers is approximately two to three weeks supply of our U.S. branded products at our current sales levels.  Based on a retail inventory survey in June 2010, we believe that our generic OTFC inventory held at wholesalers and retailers is approximately four months. We do not expect that potential future fluctuations in inventory levels of generic OTFC held by retailers will have a significant impact on our financial position and results of operations.

For the three months ended September 30, 2010, in addition to the factors addressed below, net sales were also impacted by changes in the product sales allowances deducted from gross sales as described further below and by changes in the relative levels of the number of units of inventory held at wholesalers and retailers. Changes in foreign exchange rates versus the U.S. dollar caused a decrease of approximately 9% or $8.8 million in European net sales as compared to the three months ended September 30, 2009. The acquisition of Mepha GmbH (“Mepha”) caused an 82% increase in European net sales as compared to the three months ended September 30, 2009. The other key factors that contributed to the increase in sales, period to period, are summarized by therapeutic area as follows:

•                  In CNS, net sales increased 19 percent. U.S. results for our CNS products reflect pricing increases in November 2009 and May 2010.  NUVIGIL was launched in June 2009 and the 145% increase in net sales is due to promotional efforts and the increased acceptance of NUVIGIL.  For both PROVIGIL and GABITRIL, which are non-promoted products, price increases were offset by declines in unit sales.  The PROVIGIL decline in unit sales is due to the introduction of NUVIGIL and the transition of our marketing support from PROVIGIL to NUVIGIL.  For the three months ended September 30, 2010 NUVIGIL represented 35% of the combined NUVIGIL/PROVIGIL prescriptions in the U.S.  Europe net sales of PROVIGIL decreased 20% due to lower sales volumes and the unfavorable effect of exchange rates.   Generic CNS sales increased as a result of the inclusion of Mepha.

•                  In Pain, net sales increased 10 percent.  Net sales increased primarily due to the introduction of FENTORA into several European territories and increased unit sales period over period as well as the inclusion of Mepha in the other generic pain category. These increases were offset by a decrease in generic OTFC sales of 57% due to the expiration in September 2009 of our obligation to supply Barr with generic OTFC. Pricing increases for AMRIX and ACTIQ in the U.S. were offset by declining unit sales specifically resulting, in the case of ACTQ, from market share loss to generic competition.

•                  In Oncology, net sales increased 60 percent. This increase was attributable to increased acceptance of TREANDA.  Generic oncology sales increased as a result of the inclusion of Mepha.

•                  Other generic net sales increased 161 percent due to the inclusion of Mepha product net sales of $54.1 million.

Other Revenues—The decrease of 30% from period to period is primarily due to a decline in license royalties earned by Cephalon Australia due to the expiration of royalty agreements in the third quarter of 2010.

Analysis of gross sales to net sales—The following table presents the product sales allowances deducted from gross sales to arrive at a net sales figure:

	Three Months Ended
	September 30,
	2010	2009	Change	% Change
Gross sales	$820,085	$614,010	$206,075	34%
Product sales allowances:
Prompt payment discounts	12,927	10,354	2,573	25
Wholesaler discounts	7,982	8,246	(264)	(3)
Returns	11,543	16,836	(5,293)	(31)
Coupons	10,737	3,532	7,205	204
Medicaid discounts	31,338	11,829	19,509	165
Managed care and governmental contracts	38,481	27,990	10,491	37
	113,008	78,787	34,221	43
Net sales	$707,077	$535,223	$171,854	32%
Product sales allowances as a percentage of gross sales	14%	13%

Prompt payment discounts increased for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 due to the increase in U.S. net sales. Wholesaler discounts decreased as product price increases in May 2010 produced wholesaler credits that partially offset the wholesaler discounts that would have otherwise been recorded for 2010. Returns decreased as a result of decreased returns experience related to ACTIQ, generic OTFC, and FENTORA. Coupons increased period over period as a result of increased NUVIGIL sales volumes resulting in increased utilization for the NUVIGIL coupon programs and increased utilization of the AMRIX coupon program.

Medicaid discounts increased for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 due to higher rebate rates for certain of our products resulting from product price increases in May 2010 and the $7.9 million effect from the recently-enacted U.S. health care reform law, which increased reimbursement rates from 15.1 to 23.1 percent, extended Medicaid rebates to managed care organizations and increased Public Health Service pricing discounts. Managed care and governmental contracts increased for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 due to increases in Federal Chargebacks from increases in sales of PROVIGIL and TREANDA, offset by a decrease in our DOD Tricare expense. In the future, we expect product sales allowances as a percentage of gross sales to trend upward due to the impact of price increases on Medicaid discounts and the effect of the recently-enacted U.S. health care reform law.

	Three Months Ended
	September 30,
	2010	2009	Change	% Change
Cost of sales	$151,939	$90,456	$61,483	68%
Research and development	110,966	99,157	11,809	12
Selling, general and administrative	226,791	194,068	32,723	17
Change in fair value of contingent consideration	5,247	—	5,247	100
Restructuring charges	2,313	1,062	1,251	118
Acquired in-process research and development	—	6,000	(6,000)	(100)
	$497,256	$390,743	$106,513	27%

Cost of Sales—The cost of sales was 21% of net sales for the three months ended September 30, 2010 and 17% of net sales for the three months ended September 30, 2009.  The increase in cost of sales for the three months ended September 30,

2010 is primarily due to Mepha, including $5.5 million in nonrecurring amortization of the revaluation of their inventory to fair value upon acquisition, and the recognition of $2.5 million in additional accelerated depreciation related to the sale of our Eden Prarie facility in the third quarter of 2010. In the third quarter of 2009, we recorded a $9.5 million gain in connection with our agreement with one of our modafinil suppliers to reduce our excess modafinil purchase commitments.  Changes in foreign exchange rates versus the U.S. dollar caused a decrease of approximately 6% or $3.4 million in European expenses as compared to the three months ended September 30, 2009. For the three months ended September 30, 2010 and 2009, we recognized $31.4 million and $26.4 million of amortization expense included in cost of sales, respectively. Amortization expense increased $5.0 million due to the increases in amortization recognized in connection with the acquisition of Mepha and VOGALENE/VOGALIB. We recorded accelerated depreciation charges of $4.2 million and $5.0 million in cost of sales in the third quarter of 2010 and 2009, respectively.

Research and Development Expenses—Research and development expenses increased $11.8 million, or 12%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. We experienced increased R&D expenditures from Mepha as well as an increase in clinical trial activity.  Changes in foreign exchange rates versus the U.S. dollar caused a decrease of approximately 6% or $0.8 million in European expenses as compared to the three months ended September 30, 2009. For the three months ended September 30, 2010 and 2009, we recognized $6.1 million and $7.3 million of depreciation expense included in research and development expenses, respectively.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $32.7 million, or 17% for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, primarily due the inclusion of Mepha expenses and associated integration and transaction costs, increased legal expenditures, offset by lower selling and marketing expenses associated with AMRIX.  Changes in foreign exchange rates versus the U.S. dollar caused a decrease of approximately 6% or $3.4 million in European expenses as compared to the three months ended September 30, 2009.  For the three months ended September 30, 2010 and 2009, we recognized $7.9 million and $6.1 million of depreciation expense included in selling, general and administrative expenses, respectively.

Restructuring charges—For the three months ended September 30, 2010 and 2009, we recorded $2.3 million and $1.1 million, respectively, related to our restructuring plan to consolidate certain manufacturing and research and development activities primarily within our U.S. locations.  These charges primarily consist of costs associated with the transfer of technology, severance for employees who have or are expected to be terminated as a result of this restructuring plan.  For additional information, see Note 3 of the Consolidated Financial Statements included in Part I, Item 1 of this Report.

Acquired in-process research and development— For the three months ended September 30, 2009, we incurred expense of $6.0 million in exchange for license rights to certain of XOMA Ltd.’s proprietary antibody library materials.

Change in fair value of contingent consideration— For the three months ended September 30, 2010, we recorded a $5.2 million charge for the change in fair value on Ception contingent consideration. Changes in fair value during the third quarter reflect changes in our risk adjusted discount rate and accretion related to the passage of time as development work towards the achievement of the milestones progresses.

	Three Months Ended
	September 30,
	2010	2009	Change	% Change
Interest income	$908	$1,821	$(913)	-50%
Interest expense	(24,989)	(26,495)	1,506	-6%
Other income (expense), net	(2,846)	3,775	(6,621)	-175%
	$(26,927)	$(20,899)	$(6,028)	29%

Other Income (Expense)—Other income (expense) decreased $6.0 million, or 29%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The change was attributable to the following factors:

•                  a $0.9 million decrease in interest income due to lower average investment balances;

•                  a $1.5 million decrease in interest expense due to the redemption of the Zero Coupon Notes in June 2010; and

•                  a $6.6 million decrease in other income (expense), net due to $2.8 million in foreign exchange losses in 2010 as compared to $3.8 in foreign exchange gains in 2009 as a result of fluctuations in European currencies during those reporting periods.

	Three Months Ended
	September 30,
	2010	2009	Change	% Change
Income tax expense	$61,262	$42,673	$18,589	44%

Income Taxes— For the three months ended September 30, 2010, we recognized $61.3 million of income tax expense on income before income taxes of $192.8 million, resulting in an overall effective tax rate of 31.8 percent. This compared to income tax expense for the three months ended September 30, 2009 of $42.7 million on income before income taxes of $137.8 million, resulting in an effective tax rate of 31.0%, as we did not recognize tax benefit for losses attributable to non-controlling interest of $7.6 million. In August 2009 we recognized an additional tax benefit of $13.8 million over the benefits recorded at December 31, 2008, due to our closing agreement with the IRS in which both parties agreed that the nondeductible punitive portion of the settlement agreement with the U.S. Attorney’s Office is $152.3 million.

In the third quarter of 2010, the effective tax rate of 31.8 percent excludes certain benefits for 2010 U.S. federal research and development credits, due to tax law changes, and includes previously unrecognized tax benefits related to various tax audits and nondeductible transaction costs related to 2010 acquisitions.

	Three Months Ended
	September 30,
	2010	2009	Change	% Change
Net loss attributable to noncontrolling interest	$952	$7,625	$(6,673)	(88)%

Noncontrolling Interest- For the three months ended September 30, 2010, we recorded a loss attributable to noncontrolling interest of $1.0 million related to our investment in BDC and Mepha Pharma AG. For the three months ended September 30, 2009, we recorded a loss attributable to noncontrolling interest of $7.6 million, related to our investment in Ception and Arana.  Arana and Ception became wholly owned subsidiaries in August 2009 and April 2010, respectively. For additional information, see Note 2 of the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009:

							%
	Nine Months Ended						Increase
	September 30,						(Decrease)
	2010			2009			United
	United States	Europe	Total	United States	Europe	Total	States	Europe	Total
Sales:
CNS
Proprietary CNS
PROVIGIL*	$780,902	$47,409	$828,311	$726,313	$47,111	$773,424	8%	1%	7%
NUVIGIL**	127,327	—	127,327	37,777	—	37,777	237	—	237
GABITRIL	28,994	3,511	32,505	37,058	3,871	40,929	(22)	(9)	(21)
Other Proprietary CNS	—	8,238	8,238	—	9,645	9,645	—	(15)	(15)
Generic CNS	—	19,494	19,494	—	8,078	8,078	—	141	141
CNS	937,223	78,652	1,015,875	801,148	68,705	869,853	17	14	17

Pain
Proprietary Pain
FENTORA***	114,709	14,939	129,648	99,686	2,438	102,124	15	513	27
AMRIX	80,467	—	80,467	83,807	—	83,807	(4)	—	(4)
Other Proprietary Pain	—	199	199	—	216	216	—	(8)	(8)
Generic Pain
ACTIQ	45,581	50,413	95,994	56,692	52,579	109,271	(20)	(4)	(12)
Generic OTFC	32,609	—	32,609	66,834	—	66,834	(51)	0	(51)
Other Generic Pain	—	42,738	42,738	—	6,259	6,259	0	583	583
Pain	273,366	108,289	381,655	307,019	61,492	368,511	(11)	76	4

Oncology
Proprietary Oncology
TREANDA	284,900	—	284,900	160,549	—	160,549	77	—	77
Other Proprietary Oncology	15,931	57,290	73,221	13,530	53,733	67,263	18	7	9
Generic Oncology	—	15,410	15,410	—	14,685	14,685	—	5	5
Oncology	300,831	72,700	373,531	174,079	68,418	242,497	73	6	54

Other
Other Proprietary	11,222	4,108	15,330	13,277	—	13,277	(15)	—	15
Other Generic	10,680	199,122	209,802	12,889	81,583	94,472	(17)	144	122
Other	21,902	203,230	225,132	26,166	81,583	107,749	(16)	149	109

Total Net Sales	1,533,322	462,871	1,996,193	1,308,412	280,198	1,588,610	17	65	26
Other Revenue	37,318	6,977	44,295	28,016	567	28,583	33	1131	55
Total Revenues	$1,570,640	$469,848	$2,040,488	$1,336,428	$280,765	$1,617,193	18%	67%	26%

Europe- Primarily Europe, Middle East and Africa

Proprietary products are products which are sold under patent coverage.

Generic products are products sold without patent coverage in the primary sales territory. Patent coverage may exist in other territories.

* Marketed under the name MODIODAL® (modafinil) in France and under the name VIGIL® (modafinil) in Germany.

** 2009 sales launched on June 1, 2009.

*** Marketed under the name EFFENTORA® (fentanyl buccal tablet) in Europe.

Total net sales:

	Nine Months			% Increase	% Increase (Decrease) due to	% Increase
	September 30,		% Increase	(Decrease) due to	Mergers &	(Decrease) due
	2010	2009	(Decrease)	Currency	Acquisitions	to Operations
United States	$1,533,322	$1,308,412	17%	—%	—%	17%
Europe	462,871	280,198	65%	(2)%	61%	6%
	$1,996,193	$1,588,610	26%	—%	11%	15%

Net sales— For the nine months ended September 30, 2010, in addition to the factors addressed below, net sales were also impacted by changes in the product sales allowances deducted from gross sales as described further below and by changes in the relative levels of the number of units of inventory held at wholesalers and retailers. Changes in foreign exchange rates versus the U.S. dollar caused a decrease of approximately 2% or $6.2 million in European net sales as compared to the nine months ended September 30, 2009. The other key factors that contributed to the increase in sales, period to period, are summarized by therapeutic area as follows:

•              In CNS, net sales increased 17 percent.  U.S. results for our CNS products reflect pricing increases in November 2009 and May 2010.  NUVIGIL was launched in June 2009 and the 237% increase in net sales is due to promotional efforts and the increased acceptance of NUVIGIL.  For both PROVIGIL and GABITRIL, which are non-promoted products,  price increases were offset by declines in unit sales.  The PROVIGIL decline in until sales is due to the introduction of NUVIGIL and the transition of our marketing support from PROVIGIL to NUVIGIL.  For the nine months ended September 30, 2010 NUVIGIL represented 30% of the combined NUVIGIL/PROVIGIL prescriptions in the U.S. Generic CNS sales increased as a result of the inclusion of Mepha.

•              In Pain, net sales increased 4 percent.  Net sales of our pain products have been negatively impacted by an overall decline in the rapid onset opioid market.  With the exception of generic OTFC, sales of FENTORA, ACTIQ and AMRIX benefited from pricing increases in the U.S. in November 2009 and May 2010.  Net sales increases due to pricing for AMRIX and ACTIQ in the U.S. were offset by declining unit sales specifically resulting, in the case of ACTIQ, from market share loss to generic competition.  Generic OTFC net sales decreased 51% due to the expiration in September 2009 of our obligation to supply Barr with generic OTFC. In several European territories FENTORA sales increased due to the introduction of FENTORA into Europe and increased unit sales period over period.  Other generic pain sales increased as a result of the inclusion of Mepha.

•              In Oncology, sales increased 54 percent. U.S. sales increased primarily due to increased acceptance of TREANDA.

•              Other generic sales, which consist primarily of sales of other products and certain third party products, increased 122 percent, primarily due to the inclusion of Mepha sales.

Other Revenues—The increase of 55% from period to period is primarily due to an increase in license royalties recognized by Cephalon Australia as revenues in 2009 are recognized from the acquisition date of May 29, 2009, and by revenues earned from VOGALENE/VOGALIB, which we purchased from UCB Pharma France in December 2009.

Analysis of gross sales to net sales—The following table presents the product sales allowances deducted from gross sales to arrive at a net sales figure:

	Nine Months Ended
	September 30,
	2010	2009	Change	% Change
Gross sales	$2,292,460	$1,828,105	$464,355	25%
Product sales allowances:
Prompt payment discounts	36,566	31,873	4,693	15
Wholesaler discounts	14,305	21,388	(7,083)	(33)
Returns	32,687	48,556	(15,869)	(33)
Coupons	31,017	22,863	8,154	36
Medicaid discounts	61,640	32,421	29,219	90
Managed care and governmental contracts	120,052	82,394	37,658	46
	296,267	239,495	56,772	24
Net sales	$1,996,193	$1,588,610	$407,583	26%
Product sales allowances as a percentage of gross sales	13%	13%

Prompt payment discounts increased for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 due to the increase in U.S. net sales. Wholesaler discounts decreased as price increases in May 2010 and November 2009 produced wholesaler credits that partially offset the wholesaler discounts that would have otherwise been recorded in 2010. Returns decreased as a result of decreased returns experience related to ACTIQ, generic

OTFC, and FENTORA. Coupons increased period over period as a result of increased NUVIGIL sales volume resulting in increased utilization for the NUVIGIL coupon programs, and increased utilization of the the AMRIX coupon program, partially offset by the termination of the PROVIGIL coupon program in the second quarter of 2009.

Medicaid discounts increased for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 due to higher rebate rates for certain of our products resulting from product price increases in May 2010 and November 2009 and the $11.0 million effect from the recently-enacted U.S. health care reform law, which increased reimbursement rates from 15.1 to 23.1 percent, extended Medicaid rebates to managed care organizations and increased Public Health Service pricing discounts. Managed care and governmental contracts increased for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 due to increases in Federal Chargebacks from increases in sales of PROVIGIL and TREANDA and an increase in our DOD Tricare expense. In the future, we expect product sales allowances as a percentage of gross sales to trend upward due to the impact of price increases on Medicaid discounts and the effect of the recently-enacted U.S. health care reform law.

	Nine Months Ended
	September 30,
	2010	2009	Change	% Change
Cost of sales	$427,721	$293,633	$134,088	46%
Research and development	317,604	304,266	13,338	4
Selling, general and administrative	689,900	618,314	71,586	12
Change in fair value of contingent consideration	6,314	—	6,314	100
Restructuring charges	7,638	3,944	3,694	94
Acquired in-process research and development	—	46,118	(46,118)	(100)
	$1,449,177	$1,266,275	$182,902	14%

Cost of Sales—The cost of sales was 21% of net sales for the nine months ended September 30, 2010 and 18% of net sales for the nine months ended September 30, 2009.  The increase in the cost of sales for the nine months ended September 30, 2010 was primarily due to Mepha, including $10.5 million in nonrecurring amortization of the revaluation of their inventory to fair value upon acquisition, and the recognition of $2.5 million in additional accelerated depreciation related to the sale of our Eden Prarie facility in the third quarter of 2010. In 2010 and 2009, we increased the reserve for excess modafinil purchase commitments by $9.4 million and $3.0 million, respectively, based on our analysis of estimated future requirements in association with the successful launch of NUVIGIL. During the third quarter of 2009, we recognized a $9.5 million gain in connection with our agreement with one of our modafinil suppliers to reduce our excess modafinil purchase commitments.  Changes in foreign exchange rates versus the U.S. dollar caused a decrease of approximately 4% or $2.0 million in European expenses as compared to the nine months ended September 30, 2009. For the nine months ended September 30, 2010 and 2009, we recognized $89.4 million and $70.6 million of amortization expense included in cost of sales, respectively. Amortization expense increased $18.7 million due to the increases in amortization recognized in connection with the acquisition of Mepha, Arana and VOGALENE/VOGALIB.  We recorded accelerated depreciation charges of $14.9 million and $14.0 million in the first nine months of 2010 and 2009, respectively.

Research and Development Expenses— Research and development expenses increased $13.3 million, or 4%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. We experienced increased R&D expenditures from Mepha and Cephalon Australia as well as an increase in clinical trial activity. Changes in foreign exchange rates versus the U.S. dollar caused an increase of approximately 1% or $0.2 million in European expenses as compared to the nine months ended September 30, 2009. For the nine months ended September 30, 2010 and 2009, we recognized $18.4 million and $20.4 million, respectively, of depreciation expense included in research and development expenses.

Selling, General and Administrative Expenses— Selling, general and administrative expenses increased $71.6 million, or 12%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, primarily due the inclusion of Mepha expenses and associated integration and transaction costs, increased legal expenditures, offset by lower selling and marketing expenses associated with AMRIX. Changes in foreign exchange rates versus the U.S. dollar caused a decrease of approximately 4% or $2.5 million increase in European expenses as compared to the nine months ended September 30, 2009.  For the nine months ended September 30, 2010 and 2009, we recognized $22.5 million and $18.3 million, respectively, of depreciation expense included in selling general and administrative expenses.

Restructuring charges—For the nine months ended September 30, 2010 and 2009, we recorded $7.6 million and $3.9 million, respectively, related to our restructuring plan to consolidate certain manufacturing and research and development activities primarily within our U.S. locations.  These charges primarily consist of costs associated with the transfer of technology, severance for employees who have or are expected to be terminated as a result of this restructuring plan.  For additional information, see Note 3 of the Consolidated Financial Statements included in Part I, Item 1 of this Report.

Acquired in-process research and development— For the nine months ended September 30, 2009, we incurred expense of:

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

Change in fair value of contingent consideration— For the nine months ended September 30, 2010, we recorded a $6.3 million charge for the change in fair value on Ception contingent consideration. Changes in fair value during 2010 reflect changes in our risk adjusted discount rate and accretion related to the passage of time as development work towards the achievement of the milestones progresses since the acquisition of the noncontrolling interest in Ception in April 2010.

	Nine Months Ended
	September 30,
	2010	2009	Change	% Change
Interest income	$4,138	$3,455	$683	20%
Interest expense	(78,895)	(63,213)	(15,682)	25
Other income (expense), net	(19,449)	42,418	(61,867)	(146)
	$(94,206)	$(17,340)	$(76,866)	443%

Other Income (Expense)—Other income (expense) decreased $76.9 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The change in expenses was attributable to the following factors:

•              a $0.7 million increase in interest income due to higher average investment balances;

•              a $15.7 million increase in interest expense due to the recognition of interest related to our 2.5% convertible senior subordinated notes due May 1, 2014 and tax related interest charges, offset by the redemption of the Zero Coupon Notes in June 2010; and

•              a $61.9 million decrease in other income (expense), net due to the following expenses:

•              In 2010,

•              $9.1 million loss on foreign exchange contracts used to protect against currency fluctuations related to our acquisition of Mepha; and

•              $10.3 million in foreign exchange losses resulting from fluctuations in European currencies during the period.

•              In 2009,

•              $6.6 million gain on pre-bid Arana holdings;

•              $2.8 million loss on Arana contingent consideration (90% ownership incentive payment);

•              $10.0 million gain on the excess of Arana net assets over consideration;

•              $19.0 million gains on foreign exchange derivative instruments; and

•              $8.1 million increase in foreign exchange gains primarily associated with holding Australian dollars in connection with our Arana transaction.

	Nine Months Ended
	September 30,
	2010	2009	Change	% Change
Income tax expense	172,827	122,659	$50,168	41%

Income Taxes— For the nine months ended September 30, 2010, we recognized $172.8 million of income tax expense on income before taxes of $497.1 million, resulting in an overall effective tax rate of 34.8 percent. For the nine months ended September 30, 2009 we recognized $122.7 million of income tax expense on income before income taxes of $333.6 million, resulting in an overall effective tax rate of 36.8%, as we did not recognize tax benefits for losses attributable to non-controlling interest of $35.2 million.  In August 2009 we recognized an additional tax benefit of $13.8 million over the benefits recorded at December 31, 2008, due to our closing agreement with the IRS in which both parties agreed that the nondeductible punitive portion of the settlement agreement with the U.S. Attorney’s Office is $152.3 million.

For the nine months ended September 30, 2010, the effective tax rate of 34.8 percent excludes certain benefits for 2010 U.S. federal research and development credits, due to tax law changes, and includes previously unrecognized tax benefits related to various tax audits and nondeductible transaction costs related to 2010 acquisitions.

	Nine Months Ended
	September 30,
	2010	2009	Change	% Change
Net loss attributable to noncontrolling interest	7,851	35,150	$(27,299)	-78%

Noncontrolling Interest- For the nine months ended September 30, 2010, we recorded a loss attributable to noncontrolling interest of $7.9 million, related to our investment in BDC, pre-acquisition Ception and Mepha Pharma AG. Ception noncontrolling interest was acquired in the second quarter of 2010. For the nine months ended September 30, 2009, we recorded a loss attributable to noncontrolling interest of $35.2 million, related to our investment in Ception, Acusphere and Arana.  Arana and Ception became wholly owned subsidiaries in August 2009 and April 2010, respectively. For additional information, see Note 2 of the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands)

	As of	As of
	September 30, 2010	December 31, 2009
Financial assets:
Cash and cash equivalents	$1,208,990	$1,647,635

Debt and Redeemable Equity:
Current portion of long-term debt- convertible notes	$820,000	$1,019,968
Current portion of long-term debt discount- convertible notes	(178,245)	(207,307)
Current portion of long-term debt- other debt	2,342	6,264
Long-term debt- convertible notes	500,000	500,000
Long-term debt discount- convertible notes	(118,256)	(137,907)
Long-term debt- other debt	2,894	1,603
Redeemable equity	178,245	207,307
Total debt and redeemable equity	$1,206,980	$1,389,928

Select measures of liquidity and capital resources:
Working capital surplus	$994,880	$1,227,993
Total cash, cash equivalents and short-term investments as a percentage of total assets	25%	35%

	Nine months ended
	September 30,
	2010	2009
Change in cash and cash equivalents
Net cash provided by operating activities	$650,540	$517,131
Net cash used for investing activities	(589,263)	(276,075)
Net cash provided by (used for) financing activities	(506,218)	686,004
Effect of exchange rate changes on cash and cash equivalents	6,296	2,295
Net increase (decrease) in cash and cash equivalents	$(438,645)	$929,355

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

Net income was $324.3 million in 2010 compared to $210.9 million in 2009 primarily due to increased sales of our products.  Also included within cash used for operating activities in 2009 are payments recorded as in-process research and development including a payment of $30.0 million in exchange for the exclusive, worldwide license rights to LUPUZOR, acquired from Immupharma and a payment of $0.8 million in exchange for the license rights to bedamustine hydrochloride in China and Hong Kong.

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

Net cash used for investing activities was $589.3 million in 2010 as compared to $276.1 million in 2009. The increase between periods is primarily attributable to the following activity in 2010:

•              $549.5 million paid in conjunction with our acquisition of Mepha, net of cash acquired; and

•              $9.5 million of funds used to settle foreign exchange contracts; offset by

•              $4.7 million of proceeds received upon the sale of our Eden Prarie facility.

These items were partially offset by the following investing activity from 2009:

•              $75.0 million paid as consideration for an option to purchase Ception;

•              an equity investment of $9.1 million in SymBio;

•              the initial variable interest entity consolidation of Ception’s cash and cash equivalent balances of $52.6 million;

•              $232.5 million paid in conjunction with our acquisition of Arana, net of cash acquired; and

•              $26.8 million of proceeds received upon settlement of a foreign exchange contract.

Net Cash Provided by (Used for) Financing Activities

Net cash used for financing activities was $506.2 million in 2010 as compared to net cash provided by financing activities of $686.0 million in 2009.

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

In April 2010, we paid $299.3 million to acquire the Ception non-controlling interest.

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

U.S. Health Care Reform

We expect that the recently-enacted U.S. health care reform law will have certain negative effects and currently non-estimable positive effects upon our business.  In the first nine months of 2010, the U.S. health care reform law has resulted in a negative impact on net sales of $11 million.  For the remainder of 2010, we expect that the increase of the Medicaid rebate to 23.1%, combined with  the extension of rebates to Medicaid Managed Care Organizations and the incremental increase in PHS pricing discounts will have an estimated negative $5 — 7 million impact and, assuming no material changes in our product mix, an impact of between $22 - $26 million in 2011.  We also expect that we will be negatively affected by other provisions of the health reform law to be implemented in 2011, including:

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

Based on our current understanding of these provisions and on expected product mix, we expect the Medicare Part D coverage provision to total between $10 - 12 million and the annual fee to total between $9 - 12 million in 2011. The U.S. government is currently drafting rules and regulations regarding these and many other of the law’s provisions, which, once finalized, will provide further guidance regarding the full extent of the effects of the U.S. health reform law on our business.  We also anticipate that one of the positive effects of this law is that more patients will become insured, providing, from the patient’s standpoint, greater and more cost-effective access to our products.  The benefits of this law upon our business are currently not estimable.

Marketed Products and Product Candidates

Sales growth of our wakefulness products depends, in part, on the continued effectiveness of the various settlement agreements we entered into in late 2005 and early 2006, as well as our maintenance of protection in the United States and abroad of the modafinil particle-size patent through its expiration beginning in 2014 and our NUVIGIL polymorph patent through its expiration beginning in 2023. See Note 12 of the Consolidated Financial Statements included in Part I, Item 1of this Quarterly Report on Form 10-Q. During 2009 and in the nine months ended September 30, 2010, we experienced a 12% and 30% decline in prescriptions of PROVIGIL over prior year, respectively. Growth of our wakefulness product sales in the future may depend in part on our ability to build upon the June 2009 launch of NUVIGIL in the U.S., on our ability to secure additional indications for NUVIGIL, and on the strength of the patents covering NUVIGIL, particularly in light of the ANDAs filed by Actavis, Apotex, Lupin, Mylan, Sandoz, Teva and Watson.

Our future growth depends in large part on our ability to achieve continued sales growth with AMRIX and TREANDA, which we launched in October 2007 and April 2008, respectively. Growth of AMRIX sales will depend in part on the strength of the patent covering the product, particularly in light of the ANDAs filed by Barr, Mylan and Anchen, and a positive decision from the October 2010 trial related to the Barr, Mylan and Anchen ANDAs, which decision is expected by or in the second quarter of 2011, and a possible second trial related to recently issued additional pharmaceutical formulation patents covering AMRIX.

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

Clinical Studies

Over the past few years, we have incurred significant expenditures related to conducting clinical studies to develop new pharmaceutical products and to explore the utility of our existing products in treating disorders beyond those currently approved in their respective labels. In 2010, we expect to continue to incur significant levels of research and development expenditures. We also expect to continue or begin a number of significant clinical programs including: clinical studies evaluating  TREANDA as a treatment for front-line NHL; clinical studies evaluating LUPUZOR for the treatment of systemic lupus erythematosus; clinical studies evaluating CINQUIL for the treatment of eosonophilic asthma; clinical studies of tamper-resistant hydrocodone; clinical programs with respect to certain oncology and inflammatory diseases; and clinical program with NUVIGIL focused on adjunctive treatment for bi-polar depression.

Manufacturing, Selling and Marketing Efforts

In 2010, we expect to continue to incur significant expenditures associated with manufacturing, selling and marketing our products. We expect to continue in 2010 a capital expenditure project related to the transfer of manufacturing activities from our facility in Eden Prairie, Minnesota to our facility in Salt Lake City, Utah; we expect this phased transfer to be completed in 2011. In the third quarter 2010, we sold the Eden Prarie facility and certain associated equipment for proceeds of $4.7 million.  Pursuant to the sale agreement, we are leasing the Eden Prarie facility from the buyer until December 2011.

We have committed to make future minimum payments to third parties for certain raw material inventories, including agreements to purchase minimum amounts of modafinil through 2012.  Over the past few years, we have developed a manufacturing process for the active pharmaceutical ingredient in NUVIGIL that is more cost effective than our prior process of separating modafinil into armodafinil.  As a result of using this new process coupled with the launch of NUVIGIL, we reassess, as needed, the potential impact of these items on certain of our existing agreements to purchase modafinil and reserve for purchase commitments in excess of current expected need.  As of December 31, 2009, our aggregate future purchase commitments remaining totaled $15.9 million and our reserve balance for excess purchase commitments was $9.0 million.  In the second quarter of 2010 we reassessed our future modafinil needs and recorded a $9.4 million adjustment which increased the excess commitment reserve as well as a reserve for inventory on-hand. As of September 30, 2010, our aggregate future purchase commitments remaining total $10.8 million and are fully reserved.

We have also initiated a search for a potential acquiror of our manufacturing facility in Mitry-Mory, France where we produce modafinil. As of September 30, 2010, we had $7.5 million of property and equipment related to the Mitry-Mory facility included on our balance sheet. The resolution of these assessments could have a negative impact on our results of operations in future periods.

Indebtedness

We have significant indebtedness outstanding, consisting principally of indebtedness on convertible subordinated notes. The following table summarizes the principal terms of our most significant convertible subordinated notes outstanding as of September 30, 2010:

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

As of September 30, 2010, our closing stock price was $62.44, and therefore the 2.0% Notes were convertible as of September 30, 2010. Under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. As of the filing date of this Quarterly Report on Form 10-Q, we do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, other than the restrictive covenants contained in our credit agreement, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time. If we do not have sufficient funds available to repay any principal balance of notes presented for conversion, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

As of September 30, 2010, our 2.0% Notes have been classified as current liabilities on our consolidated balance sheet.  We believe that the share price of our common stock would have to significantly increase over the market price as of the filing date of this report before the fair value of the convertible notes would be less than the value of the common stock shares underlying the notes and, as such, we believe it is highly unlikely that holders of the 2.0% Notes will present significant amounts of such notes for conversion under the current terms. In the unlikely event that a significant conversion did occur, we believe that we have the ability to raise sufficient cash to repay the principal amounts due through a combination of utilizing our existing cash on hand, accessing our credit facility, raising money in the capital markets or selling our note hedge instruments for cash.

The annual interest payments on our 2.0% Notes as of September 30, 2010 are $16.4 million, payable semi-annually on June 1 and December 1. The annual interest payments on our 2.5% Notes as of September 30, 2010 are $12.5 million, payable semi-annually on May 1 and November 1. In the future, we may agree to exchanges of the notes for shares of our common stock or debt, or may determine to use a portion of our existing cash on hand to purchase or retire all or a portion of the outstanding convertible notes.

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

The following table summarizes activity in each of the above categories for the nine months ended September 30, 2010:

	Prompt Payment Discounts	Wholesaler Discounts	Returns*	Coupons	Medicaid Discounts	Managed Care & Governmental Contracts	Total
Balance at January 1, 2010	$(4,489)	$(57)	$(66,034)	$(14,272)	$(21,554)	$(56,462)	$(162,868)

Provision:
Current period	(36,566)	(14,306)	(33,735)	(31,880)	(61,955)	(120,137)	(298,579)
Prior periods	—	1	1,048	863	315	85	2,312
Total	(36,566)	(14,305)	(32,687)	(31,017)	(61,640)	(120,052)	(296,267)

Actual:
Current period	31,547	9,147	—	18,644	16,979	78,832	155,149
Prior periods	4,489	56	15,333	13,408	19,666	33,281	86,233
Total	36,036	9,203	15,333	32,052	36,645	112,113	241,382

Balance at September 30, 2010	$(5,019)	$(5,159)	$(83,388)	$(13,237)	$(46,549)	$(64,401)	$(217,753)

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

For the nine months ended September 30, 2010, approximately 41%, 14%, 6%, 6% and 4% of our total consolidated net sales were derived from sales of PROVIGIL, TREANDA, FENTORA, NUVIGIL and AMRIX, respectively. With respect to PROVIGIL, we cannot be certain that it will continue to be accepted in its market. With respect to NUVIGIL, we cannot be sure that our sales and marketing efforts will be successful or that it will be accepted in the market.  It is possible that CNS net sales could decrease in the future as a result of the decline in PROVIGIL marketing efforts associated with the launch of NUVIGIL. NUVIGIL is currently selling at a price below that of PROVIGIL.  As a result, it is possible that CNS net sales could decline if we are unable to achieve sufficient prescription growth for PROVIGIL and NUVIGIL in the aggregate.  With respect to AMRIX and TREANDA, we cannot be certain that they will continue to be accepted in their markets or that we will be able to achieve projected levels of sales growth.

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

While not a currently approved indication by the FDA, TREANDA was recently listed in the 2010 NCCN clinical practice guidelines as a front-line treatment for NHL.  We believe the guidelines listing was the result of an independent Phase III clinical study conducted by the German Study Group for Indolent Lymphomas (“StiL Group”) in Giessen, Germany.  The StiL Group’s study results announced in December 2009 indicated better tolerability and more than a 20-month improvement in median progression free survival in patients treated with TREANDA in combination with rituximab versus cyclophosphamide, doxorubicin, vincristine, and prednisolone (commonly known as CHOP) in combination with rituximab for the first-line treatment of patients with advanced follicular, indolent, and mantle cell lymphomas, each of which is not currently an FDA-approved indication. We plan to submit the StiL Group’s study results to support an sNDA for TREANDA for the treatment of front-line iNHL in the first half of 2011. Separately, we have begun enrolling patients in our own Phase III study of TREANDA for the treatment of front-line NHL.

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

During research and development, the use of pharmaceutical products, such as ours, is limited principally to clinical trial patients under controlled conditions and under the care of expert physicians. The widespread commercial use of our products could identify undesirable or unintended side effects that have not been evident in our clinical trials or the commercial use as of the filing date of this report. For example, in September 2007, we issued a letter to healthcare professionals to clarify the appropriate patient selection, design and administration for FENTORA, following reports of serious adverse events in connection with the use of the product.  Likewise, in February 2005, working with the FDA, we updated our prescribing information for GABITRIL to include a bolded warning describing the risk of new onset seizures in patients without epilepsy. As described above, we are also in process of developing REMS Programs for certain of our products to mitigate serious risks associated with the use of certain of our products.  In October 2010, the FDA approved our REMS Programs for PROVIGIL, NUVIGIL and GABITRIL. In addition, in patients who take multiple medications, drug interactions could occur that can be difficult to predict. Additionally, incidents of product misuse, product diversion or theft may occur, particularly with respect to products such as FENTORA, EFFENTORA, ACTIQ, generic OTFC, NUVIGIL and PROVIGIL, which contain controlled substances.

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

All of our convertible notes outstanding contain restricted conversion prices.  As of September 30, 2010, our 2.0% Notes are convertible because the closing price of our common stock on that date was higher than the restricted conversion prices of these notes.  As a result, our 2.0% Notes have been classified as current liabilities on our consolidated balance sheet as of September 30, 2010.  Under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. As of the filing date of this report, we do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, other than the restrictive covenants contained in our credit agreement, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time. If we do not have sufficient funds available to repay the principal balance of notes presented for conversion, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

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

The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future. For example, from January 1, 2009 through October 25, 2010 our common stock traded at a high price of $81.35 and a low price of $52.55. Negative announcements, including, among others:

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

Historically, a portion of our revenues and expenses has been earned and incurred, respectively, in currencies other than the U.S. dollar. For the three and nine months ended September 30, 2010, 25% and 23% of our revenues were denominated in currencies other than the U.S. dollar, respectively.  With our acquisition of Mepha GmbH, the percentage of revenues denominated in foreign currencies has increased, thereby increasing our exposure to foreign currency exchange risk.  We translate revenues earned and expenses incurred into U.S. dollars at the average exchange rate applicable during the relevant period. A weakening of the U.S. dollar would, therefore, increase both our revenues and expenses. Fluctuations in the rate of exchange between the U.S. dollar and the euro and other currencies may affect period-to-period comparisons of our operating results. Historically, we have not hedged our exposure to these fluctuations in exchange rates.

Our customer base is highly concentrated.

Our principal customers are wholesale drug distributors. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. Three large wholesale distributors, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, control a significant share of this network. These three wholesaler customers, in the aggregate, accounted for 72% of our total consolidated gross sales for the nine months ended September 30, 2010. Fluctuations in the buying patterns of these customers, which may result from seasonality, wholesaler buying decisions or other factors outside of our control, could significantly affect the level of our net sales on a period to period basis. Because of this, the amounts purchased by these customers during any quarterly or annual period may not correlate to the level of underlying demand evidenced by the number of prescriptions written for such products, as reported by IMS Health Incorporated.

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

ITEM 5.  OTHER INFORMATION

Computation of Ratios of Earnings to Fixed Charges

	Year ended December 31,					Nine months ended September 30,
	2005	2006	2007	2008	2009	2010

Determination of Earnings
Income (Loss) Before Income Taxes and Non-Controlling Interest	$(264,506)	$192,166	$(123,276)	$134,070	$289,407	$497,105
Add:
Amortization of interest capitalized in current or prior periods	—	52	98	250	265	199
Fixed charges:	81,007	97,054	79,993	84,762	99,453	92,029
Total Earnings	$(183,499)	$289,272	$(43,185)	$219,082	$389,125	$589,333

Fixed charges:

Interest expense and amortization of debt discount and premium on all indebtedness	75,257	87,805	70,866	75,233	90,336	85,209

Appropriate portion of rentals	5,750	9,249	9,127	9,529	9,117	6,820

Preferred stock dividend requirements of consolidated subsidiaries	—	—	—	—	—	—

Fixed charges	81,007	97,054	79,993	84,762	99,453	92,029

Capitalized interest	1,044	1,766	768	77	—	—

Total Fixed Charges	$82,051	$98,820	$80,761	$84,839	$99,453	$92,029

Ratio of earnings to fixed charges (1)		2.93		2.58	3.91	6.40

Deficiency of earnings to fixed charges	$265,550		$123,946

(1)             For the years ended December 31, 2005 and 2007, no ratios are provided because earnings were insufficient to cover fixed charges.

ITEM 6.  EXHIBITS

Exhibit No.	Description
31.1*	Certification of J. Kevin Buchi, Chief Operating Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Wilco Groenhuysen, Executive Vice President and Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of J. Kevin Buchi, Chief Operating Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Wilco Groenhuysen, Executive Vice President and Chief Financial Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements, formatted in XBRL: (i) Consolidated Statements of Operations- three and nine months ended September 30, 2010 and 2009, (ii) Consolidated Balance Sheets- September 30, 2010 and December 31, 2009, (iii) Consolidated Statements of Changes in Equity- nine months ended September 30, 2010 and 2009, (iv) Consolidated Statements of Cash Flows- nine months ended September 30, 2010 and 2009, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

CEPHALON, INC.
(Registrant)

October 29, 2010	By	/s/ J. KEVIN BUCHI
J. Kevin Buchi
Chief Operating Officer
(Principal executive officer)

	By	/s/ WILCO GROENHUYSEN
Wilco Groenhuysen
Executive Vice President and Chief Financial Officer
(Principal financial and accounting officer)