Form 10-K
period 2010-12-31
CEPHALON INC
filed 2011-02-11
CIK 873364

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2010, was approximately $3.1 billion. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ Global Select Market on June 30, 2010. For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and shareholders holding greater than 10% of the voting stock of the registrant as of June 30, 2010.

          The number of shares of the registrant's Common Stock outstanding as of February 4, 2011 was 75,730,236.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement for its 2011 annual meeting of stockholders are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this Form 10-K.

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

  •
  our ongoing litigation matters, including the patent infringement lawsuits and other proceedings described in Note 18 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference;

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

  •
  regulatory, legal or other setbacks or delays with respect to the settlement agreements with the USAO, the DOJ, the OIG and other federal entities, the state settlement agreements and Corporate Integrity Agreement related thereto, the settlement agreements with the Offices of the Attorneys General of Connecticut and Massachusetts, our settlements of the PROVIGIL patent litigation and the ongoing litigation related to such settlements, and the patent infringement lawsuits and other proceedings described in Note 18 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference;

  •
  our ability to integrate successfully technologies, products and businesses we acquire and realize the expected benefits from those acquisitions, including our recent acquisitions of Mepha GmbH ("Mepha"), Ception Therapeutics, Inc. ("Ception") and BioAssets Development Corporation, Inc. ("BDC"), our investment in ChemGenex Pharmaceuticals Limited ("ChemGenex"), and our strategic alliance with Mesoblast Ltd. ("Mesoblast");

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

        We do not intend to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. We discuss in more detail the risks that we anticipate in Part I, Item 1a of this Annual Report on Form 10-K. This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

iii

PART I

ITEM 1.    BUSINESS

Overview

        Cephalon is a global biopharmaceutical company dedicated to discovering, developing and bringing to market medications to improve the quality of life of individuals around the world. Since its inception in 1987, Cephalon's strategy is to bring first-in-class and best-in-class medicines to patients in several therapeutic areas, with a particular focus on central nervous system ("CNS") disorders, pain, oncology, inflammatory disease and regenerative medicine. We market numerous branded and generic products around the world. In total, Cephalon sells more than 150 products in nearly 100 countries. Consistent with our core therapeutic areas, we have aligned our approximately 735-person U.S. field sales and sales management teams by area. We have a sales and marketing organization numbering approximately 660 persons that supports our presence throughout Europe, the Middle East and Africa. For the year ended December 31, 2010, our total revenues and net income attributable to Cephalon, Inc. were $2.8 billion and $425.7 million, respectively. Our revenues from U.S. and European operations are detailed in Note 21 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

        On December 16, 2010, our founder, Chairman and Chief Executive Officer, Dr. Frank Baldino, Jr. passed away. J. Kevin Buchi, formerly our Chief Operating Officer, was named Chief Executive Officer by our Board of Directors (the "Board") on December 21, 2010. On February 1, 2011, our Board named William P. Egan, an independent member of the Board since 1988 and formerly the Board's presiding director, as Chairman of the Board.

        During 2010, we completed certain transactions intended to build a portfolio of marketed and potential products, including:

  •
  entry into a strategic alliance with Mesoblast Ltd., an Australian public company, to develop and commercialize novel adult Mesenchymal Precursor Stem Cell ("MPC") therapeutics for degenerative conditions of the cardiovascular and central nervous systems and for augmenting hematopoietic stem cell transplantation in cancer patients;

  •
  entry into a convertible note subscription agreement and option agreement with ChemGenex Pharmaceuticals Limited, an Australian-based oncology focused biopharmaceutical company to fund clinical activities to complete a planned New Drug Application submission to the U.S. Food and Drug Administration for omacetaxine for the treatment of chronic myelogenous leukemia ("CML") patients who have failed two or more tyrosine kinase inhibitor ("TKIs");

  •
  acquisition of Mepha GmbH, a privately-held, Swiss-based pharmaceutical company that markets branded and non-branded generics as well as specialty products in more than 50 countries;

  •
  acquisition of BioAssets Development Corporation, a privately-held company, whose intellectual property estate covers the use of cytokine inhibitors, including TNF inhibitors, for sciatic pain in patients with intervertebral disk herniation, as well as other spinal disorders; and

  •
  acquisition of Ception Therapeutics, Inc., a privately-held biotechnology company, whose lead product, CINQUIL™ (reslizumab), a humanized monoclonal antibody compound, entered into Phase III studies for patients with eosinophilic asthma in late 2010.

For more information regarding these transactions, please see Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of the Annual Report on Form 10-K.

        We have significant discovery research programs focused on developing oncology and inflammatory disease therapeutics. Our oncology technology principally focuses on an understanding of kinases and proteases and the role they play in cellular integrity survival and proliferation. We have coupled this knowledge with a library of novel, small, orally-active synthetic molecules that inhibit the activities of specific kinases. We also have reinforced our commitment to the treatment of inflammatory diseases through the use of biologics. Our entry into the biologics space combined with our efforts with our small molecule products creates opportunities to address unmet medical needs. We also work with our collaborative partners to provide a more diverse therapeutic breadth and depth to our research efforts.

        As a biopharmaceutical company, we are or may become a party to litigation in the ordinary course of our business, including, among others, matters alleging employment discrimination, product liability, patent or other intellectual property rights infringement, patent invalidity or breach of commercial contract. In particular, our future success is highly dependent on obtaining and maintaining patent protection or regulatory exclusivity for our products and technology. In that regard, we are currently engaged in lawsuits with respect to generic company challenges to the validity and/or enforceability of our patents covering AMRIX, FENTORA, PROVIGIL and NUVIGIL. We intend to vigorously defend the validity, and prevent infringement, of our patents. The loss of patent protection or regulatory exclusivity on any of our existing products, whether by third-party challenge, invalidation, circumvention, license or expiration, could materially impact our results of operations. We are also engaged in litigation with the U.S. Federal Trade Commission ("FTC") and various private plaintiffs, including proposed class actions, regarding our PROVIGIL patent settlement agreements with certain generic pharmaceutical companies. We believe the FTC and private complaints are without merit. While we intend to vigorously defend ourselves in our patent and FTC litigations, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful. For more information regarding the legal proceedings described in this Overview and others, please see Note 18 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

        For additional information regarding our product revenues, other revenues and geographic areas in which we operate, see Note 21 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

        We are a Delaware corporation with our principal executive offices located at 41 Moores Road, P.O. Box 4011, Frazer, Pennsylvania 19355. Our telephone number is (610) 344-0200 and our web site address is http://www.cephalon.com. Our research and development headquarters are in West Chester, Pennsylvania and we also have offices in Wilmington, Delaware, Salt Lake City, Utah, suburban Minneapolis-St. Paul, Minnesota, France, the United Kingdom, Ireland, Denmark, Germany, Italy, the Netherlands, Poland, Spain, Switzerland, Australia, Hong Kong and certain other countries. We have manufacturing facilities in France for the production of certain products. We also have manufacturing facilities in Salt Lake City, Utah, for the production of FENTORA, EFFENTORA, ACTIQ and generic OTFC for worldwide distribution and sale, and Eden Prairie and Brooklyn Park, Minnesota, for the production of orally disintegrating versions of drugs for pharmaceutical company partners.

        Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available free of charge through the Investor Information section of our web site as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We include our web site address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our web site. The contents of our corporate website are not incorporated into this Annual Report on Form 10-K.

Selected Products

  NUVIGIL

        NUVIGIL, a single-isomer formulation of modafinil, is indicated for the treatment of excessive sleepiness associated with narcolepsy, obstructive sleep apnea/hypopnea syndrome ("OSA/HS") and shift work sleep disorder ("SWSD") and was launched in June 2009. NUVIGIL comprised 7% and 3% of our total consolidated net sales for the years ended December 31, 2010 and 2009, respectively, all in the U.S. market.

        In March 2009, we announced positive results from a Phase II clinical trial of NUVIGIL as adjunctive therapy for treating major depressive disorder in adults with bipolar I disorder. We have initiated two Phase III clinical trials, which we expect to complete in late 2011 or early 2012 and will initate a third in 2011, which we expect to complete in late 2012 or early 2013. In June 2010, we announced that the primary endpoint was not met for a Phase II study of NUVIGIL as an adjunctive therapy for the treatment of the negative symptoms of schizophrenia. In 2010, we also decided to discontinue our clinical studies regarding NUVIGIL as a treatment of traumatic brain injury due to slow patient enrollment. In December 2010, we announced that we will not pursue further a jet lag indication for NUVIGIL. In January 2011, we announced positive results from a phase IV clinical trial of NUVIGIL in patients experiencing excessive sleepiness associated with shift work disorder, specifically during the end of their night shifts (i.e., 4:00 a.m. to 8:00 a.m.), including the commute home. The study data showed statistically significant improvement in overall clinical condition related to late-shift sleepiness in patients receiving NUVIGIL compared to the placebo group. This was the largest trial ever conducted in this patient population, with more than 380 patients randomized to treatment with NUVIGIL or placebo.

        In clinical studies, NUVIGIL was generally well-tolerated. The most common side effects were mainly mild to moderate in severity and included nausea, headaches, dizziness, diarrhea, decreased appetite and upset stomach.

  PROVIGIL

        PROVIGIL is indicated for the treatment of excessive sleepiness associated with narcolepsy, OSA/HS and SWSD and was launched in 1999. PROVIGIL comprised 41% and 48% of our total consolidated net sales for the years ended December 31, 2010 and 2009, respectively, of which 94% was in the U.S. market for each year. We expect that PROVIGIL will face generic competition in the United States beginning in April 2012 and, as a result, PROVIGIL sales will materially decline. In clinical studies, PROVIGIL was generally well-tolerated, with a low incidence of adverse events relative to placebo. The most commonly observed adverse events were headache, infection, nausea, nervousness, anxiety and insomnia.

        Outside of the U.S., modafinil currently is approved in more than 30 countries, including France, the United Kingdom, Ireland, Italy and Germany, for the treatment of excessive daytime sleepiness associated with narcolepsy. In certain of these countries, we also have approval to market modafinil to treat excessive daytime sleepiness in patients with OSA/HS and/or SWSD.

  GABITRIL

        GABITRIL is a selective GABA (gamma-aminobutyric acid) reuptake inhibitor approved for use as adjunctive therapy in the treatment of partial seizures in epileptic patients. We currently have worldwide product rights to GABITRIL, excluding Canada and Latin America, and we market GABITRIL in the United States, France, the United Kingdom and Germany, among other countries. The first of four Orange Book-listed patents for GABITRIL is set to expire in September 2011, and we could face generic competition at that time. As a result, GABITRIL sales may materially decline.

  FENTORA/ACTIQ/Generic OTFC

        FENTORA and ACTIQ (including our generic version of ACTIQ ("generic OTFC")) together comprised 13% and 17% of our total consolidated net sales for the year ended December 31, 2010 and 2009, respectively, of which 75% and 80% were in the U.S. market, respectively.

  FENTORA

        We received U.S. Food and Drug Administration ("FDA") approval of FENTORA in late September 2006 and launched the product in the United States in early October 2006. FENTORA is indicated for the management of breakthrough pain in patients with cancer who are already receiving and are tolerant to opioid therapy for their underlying persistent cancer pain and was launched in October 2006. In April 2008, we received marketing authorization from the European Commission for EFFENTORA for the same indication as FENTORA and launched the product in certain European countries in January 2009.

        We have focused our clinical strategy for FENTORA on studying the product in opioid-tolerant patients with breakthrough pain associated with chronic pain conditions, such as neuropathic pain and back pain. In November 2007, we submitted a supplemental new drug application ("sNDA") to the FDA seeking approval to market FENTORA for the management of breakthrough pain in opioid tolerant patients with chronic pain conditions. In December 2008, we received a supplement request letter from the FDA requesting that we submit a Risk Evaluation and Mitigation Strategy (the "REMS Program") with respect to FENTORA. We have been engaged in ongoing discussions with the agency regarding our REMS program for FENTORA and ACTIQ, and we expect to receive a response from the FDA in the first half of 2011. We believe that, by working with the FDA, we can design and implement a REMS Program to meet the FDA's requests and possibly to provide a potential avenue for approval of the sNDA. We anticipate initiating the REMS Program upon receipt of approval from the FDA.

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

  ACTIQ/Generic OTFC

        ACTIQ is approved in the United States and certain countries in Europe for the management of breakthrough cancer pain in opioid-tolerant patients. Generic OTFC is the generic version of ACTIQ sold through our sales agent, Watson Pharmaceuticals, Inc. in the United States. The FDA has notified us that we must implement a REMS Program for ACTIQ and generic OTFC. Subject to the timing and nature of further discussions with the FDA, we expect to receive a response from the FDA in the first half of 2011. ACTIQ sales have been meaningfully eroded by the launch of FENTORA and other fentanyl-based products and by generic OTFC products sold since June 2006.

  AMRIX

        AMRIX is approved in the United States for short-term use as an adjunct to rest and physical therapy for relief of muscle spasm associated with acute, painful musculoskeletal conditions and was launched in November 2007. With convenient, once-daily dosing, AMRIX provides relief from muscle spasm comparable to that with cyclobenzaprine hydrochloride taken three times daily. AMRIX is intended for use up to two or three weeks. The most common side effects of AMRIX in Phase III clinical trials were dry mouth, dizziness, fatigue, constipation, nausea and dyspepsia.

  TREANDA

        TREANDA is approved in the United States for the treatment of patients with chronic lymphocytic leukemia and patients with indolent B-cell non-Hodgkin's lymphoma ("NHL") whose disease has progressed during or within six months of treatment with rituximab or a rituximab-containing regimen. TREANDA comprised 14% and 10% of our total consolidated net sales for the years ended December 31, 2010 and 2009, respectively, all in the U.S. market.

        We are currently conducting a Phase III clinical trial of TREANDA in combination with RITUXAN as a front-line treatment for NHL. While not a currently approved indication by the FDA, TREANDA was recently listed in the 2010 NCCN clinical practice guidelines and the Clinical Pharmacology compendia as a front-line treatment for NHL. Separately, the results of an independent Phase III clinical study conducted by the German Study for Indolent Lymphomas Group ("StiL Group") in Giessen, Germany were announced in December 2009. The study for the first-line treatment of patients with advanced follicular, indolent, and mantle cell lymphomas, indicated better tolerability and more than a 20-month improvement in median progression free survival when treated with TREANDA in combination with rituximab compared to cyclophosphamide, doxorubicin, vincristine, and prednisone ("CHOP") in combination with rituximab. The indications covered by the study are not currently FDA-approved indications for TREANDA. We plan to submit the StiL Group's study results to support an sNDA for TREANDA for the treatment of front-line NHL in 2011.

  Selected Products Intellectual Property and Exclusivity

        We place considerable importance on obtaining patent protection for new technologies, products and processes. We also rely on trade secrets, know-how and continuing technological advancements to support our competitive position. Our intellectual property protection is crucial for our company to stay competitive and to maintain exclusivity over our marketed branded products.

        Regarding our ongoing FENTORA, AMRIX, and NUVIGIL patent lawsuits and the PROVIGIL settlements and related lawsuits, please see Note 18 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference. While we intend to vigorously defend our intellectual property rights and the propriety of the PROVIGIL settlements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

        PROVIGIL/NUVIGIL:    We own various U.S. and foreign patent rights that expire between 2014 and 2015 and cover pharmaceutical compositions and uses of modafinil, including the commercial formulation of PROVIGIL. We also hold rights to other patents and patent applications directed to polymorphs, manufacturing processes, formulations, and uses of modafinil and to next-generation modafinil products. We also own rights to PROVIGIL and other various trademarks for our pharmaceutical products containing the active drug substance modafinil. Ultimately, these patents and patents related to our other products and product candidates might be found invalid if challenged by a third party, or a potential competitor could develop a competing product or product formulation that avoids infringement of these patents.

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

        GABITRIL:    GABITRIL is covered by U.S. and foreign patents that are held by Novo-Nordisk A/S. The U.S. patents have been licensed in the United States exclusively to Abbott Laboratories. We have an exclusive sublicense from Abbott to these patents in the United States and exclusive licenses from Novo-Nordisk to corresponding foreign patents. The U.S. composition-of-matter patents covering the currently approved product include: a patent claiming tiagabine, the active drug substance in GABITRIL; a patent claiming crystalline tiagabine hydrochloride monohydrate and its use as an anti-epileptic agent; a patent claiming the pharmaceutical formulation; and a patent claiming anhydrous crystalline tiagabine hydrochloride and processes for its preparation. These patents currently are set to expire in 2011, 2012, 2016 and 2017, respectively. Supplemental Protection Certificates based upon corresponding foreign patents covering this product are set to expire in 2011. We also hold rights to the GABITRIL trademark, which is used in connection with pharmaceuticals containing tiagabine as the active drug substance.

        FENTORA:    We own patents covering formulation, methods of treatment using certain formulations and manufacturing processes for FENTORA expiring in 2019. We also hold rights to the FENTORA trademark.

        ACTIQ:    The U.S. patents covering the currently approved compressed powder pharmaceutical composition and the method for administering fentanyl via this composition expired in September 2006. As described above, we have licensed to Barr our U.S. rights to intellectual property necessary to manufacture and market a generic OTFC. Corresponding patents covering the current formulation of ACTIQ in foreign countries generally expired between 2009 and 2010. Our patent protection with respect to the ACTIQ formulation we sold in the United States prior to June 2003 expired in May 2005. We hold the rights to the ACTIQ trademark.

        AMRIX:    In June 2008, the U.S. Patent and Trademark Office ("PTO") issued a pharmaceutical formulation patent for AMRIX, which expires in February 2025. Since 2008, the U.S. PTO issued two additional pharmaceutical formulation patents covering AMRIX, and two method of treatment patents covering AMRIX, all of which expire in November 2023. We have an exclusive North American license to these patents from Eurand. We also hold rights to the AMRIX trademark.

        TREANDA:    In 2008, we received a five year New Chemical Entity exclusivity which prevents the FDA from accepting an Abbreviated New Drug Application ("ANDA") for this product for a period of five years from the date of approval (four years if the ANDA contains a Paragraph IV certification). In August 2007, the FDA granted orphan drug status for TREANDA for the treatment of chronic lymphocytic leukemia ("CLL"). The orphan drug designation provides a seven-year period of marketing exclusivity for the treatment of CLL with TREANDA until March 2015. We are also prosecuting method of treatment, polymorph, manufacturing and formulation patent applications relating to bendamustine. We also hold rights to the TREANDA trademark.

  Selected Products Manufacturing

        We have third party agreements with four companies to supply us with modafinil (which requirements include certain minimum purchase requirements) and two companies to supply us with finished commercial supplies of PROVIGIL. With respect to NUVIGIL, we have three third parties who manufacture the active drug substance armodafinil and one qualified manufacturer of finished supplies of NUVIGIL tablets. We have one third-party manufacturer of the active drug substance in GABITRIL and finished commercial supplies of the product. At our facility in Salt Lake City, Utah, we manufacture FENTORA, ACTIQ and generic OTFC for our sale in the United States and international markets and EFFENTORA for our sale in certain countries in Europe. We have third party agreements with one company to supply us with AMRIX capsules and another company to package the AMRIX capsules for commercial sale. We have two third-party suppliers of the active drug substance bendamustine hydrochloride and two third-party suppliers of finished supplies of TREANDA. We seek to maintain inventories of active drug substance and finished products to protect against supply disruptions. Any future change in manufacturers or manufacturing processes requires regulatory approval.

  Selected Products Competition

        The conditions that our products treat, and some of the other disorders for which we are conducting additional studies, are currently treated with many drugs, several of which have been available for a number of years or are available in inexpensive generic forms. With respect to PROVIGIL and NUVIGIL, there are several other products used for the treatment of excessive sleepiness or narcolepsy in the United States, including methylphenidate products, and in our other territories, many of which have been available for a number of years and are available in inexpensive generic forms. For GABITRIL, the market for the treatment of partial seizures in epileptic patients is well served with a number of available therapeutics, including gabapentin. With respect to AMRIX, we face significant competition from SKELAXIN®, FLEXERIL® and other inexpensive generic forms of muscle relaxants. With respect to FENTORA, we face competition from numerous short-and long-acting opioid products, including three products—Johnson & Johnson's DURAGESIC® and Purdue Pharmaceutical's OXYCONTIN® and MS-CONTIN®—that dominate the market. In addition, we are aware of numerous other companies developing other technologies for rapidly delivering opioids to treat breakthrough pain that will compete against FENTORA in the market for breakthrough cancer pain in opioid-tolerant patients. ONSOLIS® and ABSTRAL® are approved for this indication. It also is possible that the existence of generic OTFC could negatively impact the growth of FENTORA. With respect to ACTIQ, generic competition has meaningfully eroded branded ACTIQ sales and impacted sales of our own generic OTFC through Watson. With respect to TREANDA, we face competition from LEUKERAN®, CAMPATH® and the combination therapy of fludarabine, cyclophosphamide and rituximab.

INTERNATIONAL OPERATIONS

Commercial Products

        We market and sell directly or through partnerships 150 different branded and generic products in nearly 100 countries worldwide. We have a strong presence in Europe, the Middle East and Africa. In 2010, we acquired all of the issued share capital of Mepha, a privately-held, Swiss-based pharmaceutical company, who markets its products in Europe, the Middle East, Africa, South and Central America as well as in Asia. The acquisition of Mepha allows us to expand our geographic reach and to further diversify our business mix into the generic and branded generic arena. For the year ended December 31, 2010, aggregate net sales outside the United States accounted for 24% of our total consolidated net sales. In 2010, our largest products in terms of net product sales outside the United

States are shown in the table below. Together, these products accounted for 63% of our total European segment net sales and 15% of our total consolidated net sales for the year ended December 31, 2010.

Product	Indication	Key Market(s)
ABELCET (amphotericin B lipid complex)	Anti-fungal	France, Germany, U.K, .Italy, Spain, Central Eastern European countries, Benelux, Poland
ACTIQ (oral transmucosal fentanyl citrate)	Breakthrough cancer pain	France, Germany, U.K., Italy, Netherlands, Spain
DICLOFENAC	Non-steroidal anti-inflammatory drug (NSAID)	Switzerland, Africa, Middle East, Poland
EFFENTORA	Breakthrough cancer pain	France, Germany, Italy, Poland, Spain, U.K.
MYOCET (liposomal doxorubicin)	Metastatic breast cancer	France, Germany, U.K., Italy, Spain, Central Eastern European Countries, Benelux, Poland
OMEPRAZOL	Proton pump inhibitor for indigestion	Switzerland, Portugal, Baltic countries
PROVIGIL (modafinil)(1)	Excessive sleepiness associated with narcolepsy and certain other conditions	France, Germany, U.K., Italy, Spain, Benelux
SPASFON® (phloroglucinol)	Biliary/urinary tract spasm and irritable bowel syndrome	France, certain African countries including Morocco, Algeria, Tunisia
TARGRETIN (bexarotene)	Cutaneous T-cell lymphoma	France, Germany, U.K.
VOGALENE	Nausea	France

(1)
Marketed under the name MODIODAL® (modafinil) in France and under the name VIGIL® (modafinil) in Germany.

        In Asia, we have established an office in Hong Kong. We are seeking approval from the Chinese authorities to develop and register our products and are exploring opportunities in China and expect this market to be a key part of our Asian growth strategy moving forward. In 2007, our licensees, Alfresa Pharma and Mitsubishi Tanabe Pharma, launched modafinil in Japan (under the trade name MODIODAL) for the treatment of excessive daytime sleepiness associated with narcolepsy. Nippon Shinyaku launched TRISENOX (arsenic trioxide) in Japan in 2004. We have formed relationships with other Japanese companies that are conducting clinical trials with, and pursuing regulatory approval of, a number of our products in Japan. Cephalon recently received marketing approval for TREANDA in Hong Kong, and we will be responsible for the marketing of the product in Hong Kong.

        In April 2008, we received marketing authorization from the European Commission for EFFENTORA for the same indication as FENTORA and launched the product in certain European countries in January 2009. We anticipate launching EFFENTORA in additional European countries in 2011.

        In December 2009, we entered into an agreement with UCB Pharma France under which we acquired all assets related to the development, manufacturing, marketing and sale of VOGALENE® (metopimazine) and VOGALIB® (metopimazine) in France and French overseas territories for $53.3 million. These products are approved for use in the symptomatic treatment of nausea and vomiting. The injectable solution is approved for the prevention of nausea and vomiting in patients under chemotherapy.

        In February 2011, we entered an agreement with H. Lundbeck A/S for the distribution of certain of our proprietary products in Latin America and Canada.

Manufacturing Operations

        Our manufacturing facility in Nevers, France is producing SPASFON for France and certain other countries. In Mitry-Mory, France, we produce the active pharmaceutical ingredient for SPASFON®. We manufacture certain other products at these facilities in France for sale in Europe and also perform warehousing, packaging and distribution activities for certain products sold in France and other export territories from these facilities. Our manufacturing facility in Basel, Switzerland manufactures many of Mepha's branded generic products. NAXY, MONONAXY, MYOCET, ABELCET, TARGRETIN and GABITRIL are among our European products that are manufactured for us by third party manufacturers. For these and most of our other European products, we depend on single sources for the manufacture of both the active drug substances contained in our products and for finished commercial supplies. We seek to maintain inventories of active drug substance and finished products to protect against supply disruptions. Any future change in manufacturers or manufacturing processes requires regulatory approval.

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

        We also face competition from other generic versions of the generic products we market. Assuming relatively low legal and economic barriers to entry, we expect that other parties will continue to enter generic product markets and further stratify market share.

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

Clinical Studies/Pipeline/Research and Development

        In addition to the ongoing development of our commercialized products, we currently have a number of product candidates in development. In 2011 and beyond, we expect to continue to expend a significant amount of time and resources on our clinical programs. The following table summarizes our late-stage clinical programs:

PRODUCT	CLINICAL STUDY	STATUS	TARGETED LAUNCH DATE
TREANDA	Front line NHL	Phase III	2012
Tamper deterrent hydrocodone	Chronic Pain	Phase III	2012
NUVIGIL	Adjunctive therapy for treating bi-polar depression disorder in adults	Phase III	2013
Mesenchymal precursor cells	Cord blood expansion	Phase II completed	2014
CEP-37247 (anti-tumor necrosis factor)	Sciatica (administered via epidural injection)	Phase I/II	2014
CINQUIL	Eosinophilic asthma	Phase III	2014
LUPUZOR	Systemic lupus erythematosus	Phase IIb	2015
REVASCOR	Congestive heart failure	Phase II	2015
REVASCOR	Acute myocardial infarction	Phase II	2016

  Tamper Deterrent Hydrocodone

        Our tamper-deterrent formulation of hydrocodone was developed from our efforts to create tamper deterrent opioids utilizing our OraGuard™ technology. OraGuard provides resistance against various tampering methods, including chewing, aqueous extraction for IV dosing and alcohol extraction.

  CEP-37247

        CEP-37247 is a new generation tumor necrosis factor (TNF) alpha blocker in Phase II development to treat patients with sciatica. Sciatica is a neuropathic inflammatory pain condition that occurs when the sciatic nerve is compressed, injured or irritated. CEP-37247 is based on a new type of therapeutic protein called a domain-based antibody. CEP-37247 is the first product incorporating domain-based antibodies (dAb) to be used in human trials. Domain-based antibodies exhibit the binding properties to a target characteristic of a full-sized antibody, but are considerably smaller. This smaller size has several possible advantages including improved manufacturing yield, lower immunogenicity and improved tissue penetration. In November 2010, we exercised our option to acquire BioAssets Development Corporation ("BDC"), following receipt of interim data from a Phase II placebo-controlled proof-of-concept study evaluating epidural administration of the TNF inhibitor, etanercept, for the treatment of sciatica in 45 patients. As part of the acquisition, we gained the rights to the BDC intellectual property estate covering the use of cytokine inhibitors, including TNF inhibitors, for sciatic pain in patients with intervertebral disk herniation, as well as other spinal disorders.

  CINQUIL (reslizumab)

        CINQUIL is an investigational humanized monoclonal antibody (mAb) against interleukin-5 (IL-5) in Phase III development to treat eosinophilic asthma. IL-5 has been shown to play a crucial role in the maturation, growth and chemotaxis (movement) of eosinophils, inflammatory white blood cells implicated in a number of allergic diseases. Eosinophilic asthma is a type of severe asthma with persistent inflammation of the airways associated with increased levels of eosinophils. There is an increasing body of evidence that asthma is a heterogeneous disease, with eosinophilic airway inflammation a common feature among phenotypes. Many patients with asthma respond well to inhaled corticosteroids. However, there is a subgroup of patients with severe asthma in whom eosinophilic airway inflammation persists despite therapy with high doses of inhaled corticosteroids. Patients with eosinophilic asthma may experience changes in their airways, impaired lung function, more frequent asthma exacerbations, and near-fatal asthma attacks. Such patients are in need of additional anti-inflammatory therapies to address persistent high levels of eosinophils and associated poor prognosis.

        In February 2010, we announced that a Phase II clinical trial of CINQUIL in 106 patients demonstrated improved asthma control in adult patients with moderate to severe asthma and eosinophilic airway inflammation, as measured by the primary study endpoint, a change in Asthma-Control-Questionnaire or ACQ score (p=0.054). In addition, an analysis of the FEV1, a measure of lung function, showed a statistically significant improvement with CINQUIL compared to placebo (p=0.002).

  LUPUZOR

        We hold an exclusive, worldwide license to the investigational medication LUPUZOR™ for the treatment of systemic lupus erythematosus ("Lupus"). Under the terms of our license, we will assume all expenses for the additional Phase II and Phase III clinical studies, regulatory filings and, assuming regulatory approval, subsequent commercialization of the product.

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

        In May 2010, our licensor Immupharma plc announced the final results from a Phase IIb trial of LUPUZOR in active patients with Lupus. LUPUZOR administered at 200 mcg once-a-month for 3 months plus standard of care achieved a clinically significant improvement in patient response rate versus standard of care plus placebo in the intention to treat (ITT) analysis. The improvement was statistically significant in a subgroup (90% of the ITT population) of moderate to severe patients. Sixty-two percent of this sub-group of patients were responders according to both a composite clinical score and a decrease of 4 points of the SLEDAI score when treated with LUPUZOR 200 mcg once-a-month for three months compared to 41% on placebo. LUPUZOR was generally well tolerated with fewer serious adverse event rates versus standard of care leading to discontinuation.

  REVASCOR/Mesynchymal Precursor Cells

        Cephalon and Mesoblast have entered into a strategic alliance to develop and commercialize Mesoblast's Mesenchymal Precursor Cell (MPC) therapeutics for hematopoietic stem cell transplantation in cancer patients, as well as degenerative conditions of the cardiovascular and central nervous systems, including congestive heart failure, acute myocardial infarction, Parkinson's Disease, and Alzheimer's Disease.

        Human stem cells are the immature cells that give rise to all of the different types of mature cells that make up the organs and tissues of the adult body. Mesoblast MCPs are derived from volunteer adult donors.

        MPCs from a given donor do not activate immune cells from unrelated recipients. This property is likely to enable Cephalon and Mesoblast to generate a range of "off-the-shelf" MPC products from universal donors, simplifying the process and costs of batch quality assurance/quality control testing, reducing cost-of-goods, and increasing product margins. It is anticipated that MPC-derived products from allogeneic, or unrelated, donors will be available to the clinician on demand, and used in a similar way as any pharmaceutical product. Unlike embryonic stem cells, there are no ethical issues with the use of MPCs.

        In January 2011, we announced with Mesoblast positive interim results from Mesoblast's ongoing multi-center Phase II trial of REVASCOR, its "off-the-shelf" proprietary adult stem cell product for patients with congestive heart failure. Patients who received a single injection of REVASCOR into damaged heart muscle have had less cardiac events, deaths, and hospitalizations during the follow-up period to date than control patients. In the randomized, placebo-controlled Phase II trial in 60 patients with moderate-severe congestive heart failure, a single injection of REVASCOR at one of three progressively increasing doses has been administered to 45 patients randomized to receive cell therapy in addition to standard-of-care, while 15 control patients have been concomitantly randomized to receive standard-of-care and a sham injection. The trial will be completed when all available patients have been followed-up for 12 months. REVASCOR is delivered to damaged areas of the heart by a minimally invasive cardiac catheterization procedure performed under local anaesthesia while the patient is awake. Patients undergoing the procedure are usually released from the hospital within 24 hours.

        A scheduled interim analysis of safety and of time-dependent hard efficacy endpoints was performed when the last of the 60 enrolled patients had completed six months of follow-up in December 2010. At this time point, the 45 patients who received REVASCOR had been followed for a mean of 18.5 months/patient and the 15 controls had been followed for a mean of 18 months/patient. There have been no cell-related adverse events in any of the 45 patients treated with REVASCOR, demonstrating that all three doses of the cell therapy product are safe over both the short and medium term. Analyses of time-dependent hard efficacy endpoints showed that a single injection of REVASCOR significantly reduced the number of patients who developed any serious adverse events over the follow-up period from 93.3% in the control group to 44.4% in the treated patients (p=0.001). REVASCOR also significantly reduced the number of patients who developed any major adverse cardiac events (MACE, defined as the composite of cardiac death, heart attack, or coronary revascularization procedures) from 40% to 6.7% (p=0.005). A single injection of REVASCOR reduced the overall monthly event rate of a MACE by 84% compared with controls (p=0.01), and every dose tested demonstrated a similar protective effect. Death from cardiac causes was reduced from 13.3% to 0% over this period (p=0.059) and the overall monthly rate of cardiac-related hospitalizations was reduced by 48% (p=0.07).

        Congestive heart failure remains a leading cause of hospital admissions, morbidity and mortality in the Western world. The American Heart Association and the National Heart, Lung, and Blood Institute have estimated that cardiovascular disease and stroke cost the United States at least $448.5 billion annually, and the burden continues to grow as the population ages. In the United States alone, congestive heart failure has an annual incidence of 670,000 patients, a prevalence of 6.2 million patients, and causes over 1.1 million hospitalizations and 300,000 deaths per year. Heart failure affects around 10 million in Europe and as many as 20 million worldwide.

        We anticipate finalizing with Mesoblast the Chemistry, Manufacturing Controls requirements during 2011 and prior to beginning any Phase III program. In 2011, we plan to finalize the Phase III protocol for a cord blood expansion clinical study, conduct an end of Phase II meeting with the FDA for the congestive heart failure clinical study and commence a Phase II program for the treatment of acute myocardial infarction.

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

        In August 2009, we completed our acquisition of Arana Therapeutics Limited ("Arana"), which allows us to increase our research and development efforts, particularly with biologics, expand our discovery research technology platform, diversify our therapeutic interests and broaden our pipeline opportunities. In 2009, we restructured our discovery research organization to focus on our pipeline opportunities, primarily in oncology, inflammatory disease and pain, with an emphasis on our biologic opportunities, wound down our internal discovery research efforts in CNS and reduced our overall cost structure.

        For the years ended December 31, 2010, 2009 and 2008, our research and development costs were $440.0 million, $395.4 million, and $362.2 million, respectively. Additionally, for 2010, 2009 and 2008, we incurred charges associated with acquired in-process research and development of $100.0 million, $46.1 million and $42.0 million, respectively.

  Oncology

        Our current oncology research program includes two main therapeutic targets: solid tumors, which are associated with a broad range of cancers, and hematological cancers, including acute myeloid leukemia ("AML"), multiple myeloma and myeloproliferative disorders ("MPD").

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

        Many current cancer therapies are designed to arrest and kill rapidly dividing cells non-selectively via damage to DNA. Thus, traditional chemotherapy and radiation therapy kill all rapidly dividing cells, including both normal and cancerous cells, and the benefits of these therapies are often limited by their toxicity to normal cells. In addition, DNA repair mechanisms in tumor cells are up-regulated, further limiting the ability of these treatments to be completely successful. PARP is an integral DNA repair enzyme that corrects single and double strand DNA breaks in normal cells, cancer cells and after chemo- or radiation therapy. Using pre-clinical models, we have shown that inhibiting this key repair mechanism sensitizes the tumor to the anti-tumor killing effects of chemo and radiation therapy and thereby overcomes tumor resistance. CEP-9722 was chosen from a library of proprietary potent, orally active PARP inhibitors. We filed an Investigational Medicinal Product Dossier, the European equivalent of an IND, for CEP-9722 in the fourth quarter of 2008 and are currently in Phase II clinical trials.

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

  Inflammatory Disease

        We acquired CEP-37248 as part of the Arana acquisition. CEP-37248 is a humanized antibody targeting cytokines IL 12/23. By blocking IL 12/23, we believe CEP-37248 can reduce inflammation associated with certain autoimmune diseases. We plan to file an IND for this biologic product in 2012.

  CNS Disorders

        While we have wound down our CNS discovery research, we continue to develop CEP-26401, a histamine H3 receptor antagonist/inverse agonist. CEP-26401 is one of the first GPCR-directed compound entering into IND-enabling development activities with the therapeutic potential for treatment of the cognitive disorders associated with the negative symptoms of schizophrenia and/or symptomatic improvement in the cognitive dysfunction in Alzheimer's disease. We filed an IND and began a Phase I study for CEP-26401 in 2009.

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

        Clinical trials are typically conducted in three sequential phases, although the phases may overlap. Phase I typically begins with the initial introduction of the drug into human subjects prior to introduction into patients. In Phase I, the compound is tested for safety, dosage tolerance, and pharmacokinetics, as well as, if possible, to gain early information on effectiveness. Phase II typically involves studies in a small sample of the intended patient population to assess the efficacy of the drug for a specific indication, determine the optimal dose range, and to gather additional information relating to safety and potential adverse effects. Phase III trials are undertaken to further evaluate clinical safety and efficacy in an expanded patient population, generally at multiple study sites, to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for product labeling. Each trial is conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. In the United States, each protocol must be submitted to the FDA as part of the IND.

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

        In the United States, the Orphan Drug Act provides incentives to drug manufacturers to develop and manufacture drugs for the treatment of rare diseases, currently defined as diseases that affect fewer than 200,000 individuals in the United States, or for a disease that affects more than 200,000 individuals in the United States, where the sponsor does not realistically anticipate its product becoming profitable. Under the Orphan Drug Act, a manufacturer of a designated orphan product can seek certain tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity for that product for the orphan indication. For example, TREANDA received orphan drug status for the treatment of CLL. While the marketing exclusivity of an orphan drug would prevent other sponsors from obtaining approval of the same drug compound for the same indication unless the subsequent sponsors could demonstrate clinical superiority or a market shortage occurs, it would not prevent other sponsors from obtaining approval of the same compound for other indications or the use of other types of drugs for the same use as the orphan drug. Orphan drug designation generally does not confer any special or preferential treatment in the regulatory review process. The U.S. Congress has considered, and may consider in the future, legislation that would restrict the duration or scope of the market exclusivity of an orphan drug and, thus, we cannot be sure that the benefits of the existing statute will remain in effect. Additionally, we cannot be sure that other governmental regulations applicable to our products will not change.

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

        In 2010, the U.S. government enacted a sweeping health care reform law. We expect that this law will have certain negative effects and currently non-estimable positive effects upon our business. In particular, the law increased the Medicaid rebate to 23.1%, extended rebates to Medicaid Managed Care Organziations and incrementally increased Public Health Service ("PHS") pricing discounts. We also expect that we will be negatively affected by other provisions of the health reform law to be implemented in 2011, including:

  •
  To expand Medicare Part D coverage, pharmaceutical companies will provide a 50% discount (increasing to 75% by 2020) for all Part D branded pharmaceutical products for Medicare beneficiaries in the coverage gap (commonly referred to as the "Doughnut Hole"); and

  •
  Branded pharmaceutical companies will pay an annual fee based on all prior year product sales to U.S. government programs (such as TriCare, Medicaid, and Medicare Part D).

The U.S. government is currently drafting rules and regulations regarding these and many other of the law's provisions, which, once finalized, will provide further guidance regarding the full extent of the effects of the U.S. health reform law on our business. We also anticipate that one of the positive effects of this law is that, beginning in 2014, more patients will become insured, providing, from the patient's standpoint, greater and more cost-effective access to our products. The benefits of this law upon our business are currently not estimable. For more information regarding the financial impact of this law, please see Part II, Item 7 "Liquidity and Capital Resources—Outlook—U.S. Health Care Reform."

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

CUSTOMERS

        Our principal customers are wholesale drug distributors. These customers comprise a significant part of the distribution network for all pharmaceutical products in the United States. Three large wholesale drug distributors, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, control a significant share of this network. These three wholesale customers, in the aggregate, accounted for 71% of our total consolidated gross sales for the year ended December 31, 2010. In Europe, we have many distributors for our products, but, unlike the United States, no significant customers.

LEGAL MATTERS

        For a summary of legal matters, see Note 18 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

EMPLOYEES

        As of December 31, 2010, we had a total of 3,726 full-time employees, of which 2,026 were employed in the United States, 1,637 were located at our facilities in Europe and 63 were located at our facilities in Australia and Asia. We believe that we have been successful in attracting skilled and experienced personnel; however, competition for such personnel is intense.

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

Our largest revenue product, PROVIGIL, will be subject to generic competition beginning in April 2012.

        For the year ended December 31, 2010, approximately 38% of our total consolidated net sales were derived from sales of PROVIGIL in the United States. In late 2005 and early 2006, we entered into PROVIGIL patent settlement agreements with certain generic pharmaceutical companies. As part of these separate settlements, we agreed to grant to each of these parties a non-exclusive royalty-bearing license to market and sell a generic version of PROVIGIL in the United States, effective in April 2012, subject to applicable regulatory considerations. Outside the United States, we agreed with Teva to generally allow for entry in October 2012. We expect that PROVIGIL sales will erode beginning in April 2012 and beyond, and it is possible that NUVIGIL sales will also be affected by PROVIGIL generic competition.

Our near term profitability will depend on the growth of NUVIGIL and TREANDA and the continued acceptance of AMRIX and FENTORA.

        For the year ended December 31, 2010, approximately 7%, 14%, 7% and 4% of our total consolidated net sales were derived from sales of NUVIGIL, TREANDA, FENTORA and AMRIX, respectively. With respect to NUVIGIL, we cannot be sure that our sales and marketing efforts will be successful or that it will be accepted in the market. With respect to TREANDA, we cannot be certain that it will continue to be accepted in its market or that we will be able to achieve projected levels of sales growth. We will also need AMRIX and FENTORA to continue to be accepted in the market.

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

        Our long-term prospects, particularly with respect to the growth of our future sales and earnings, depend to a large extent on our ability to obtain FDA approvals of new product candidates (including any product candidates for which we may have an option-to-acquire) or of expanded indications of our existing products such as TREANDA, FENTORA and NUVIGIL.

        We are currently conducting a Phase III clinical trial of TREANDA in combination with RITUXAN as a front-line treatment for NHL. While not a currently approved indication by the FDA, TREANDA was recently listed in the 2010 NCCN clinical practice guidelines and the Clinical Pharmacology compendia as a front-line treatment for NHL. Separately, the results of an independent Phase III clinical study conducted by the German Study for Indolent Lymphomas Group ("StiL Group") in Giessen, Germany were announced in December 2009. The study for the first-line treatment of patients with advanced follicular, indolent, and mantle cell lymphomas, indicated better tolerability and more than a 20-month improvement in median progression free survival when treated with TREANDA in combination with rituximab compared to CHOP in combination with rituximab. The study covered indications that are not currently FDA-approved indications for TREANDA. We plan to submit the StiL Group's study results to support an sNDA for TREANDA for the treatment of front-line NHL in 2011.

        We have focused our clinical strategy for FENTORA on studying the product in opioid-tolerant patients with breakthrough pain associated with chronic pain conditions, such as neuropathic pain and back pain. In November 2007, we submitted an sNDA to the FDA seeking approval to market FENTORA for the management of breakthrough pain in opioid tolerant patients with chronic pain conditions. In December 2008, we received a supplement request letter from the FDA requesting that we submit a REMS Program with respect to FENTORA. We have been engaged in ongoing discussions with the agency regarding our REMS program for FENTORA and ACTIQ, and we expect to receive a response from the FDA in the first half of 2011. We believe that, by working with the FDA, we can design and implement a REMS Program to meet the FDA's requests and possibly to provide a potential avenue for approval of the sNDA. While we plan to initiate the REMS Program upon receipt of approval from the FDA, we may be unsuccessful, ultimately, in designing and implementing a REMS Program acceptable to the FDA.

        In March 2009, we announced positive results from a Phase II clinical trial of NUVIGIL as adjunctive therapy for treating major depressive disorder in adults with bipolar I disorder. We have initiated three Phase III clinical trials, two of which we expect to complete in late 2011 or early 2012 and the third of which we expect to complete in late 2012 or early 2013. In June 2010, we announced that the primary endpoint was not met for a Phase II study of NUVIGIL as an adjunctive therapy for the treatment of the negative symptoms of schizophrenia. In 2010, we also decided to discontinue our clinical studies regarding NUVIGIL as a treatment of traumatic brain injury due to slow patient enrollment. In December 2010, we announced that we will not pursue further a jet lag indication for NUVIGIL.

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

        Competition from generic manufacturers is a particularly significant risk to our business. Upon the expiration of, or successful challenge to, our patents covering a product, generic competitors may introduce a generic version of that product at a lower price. Some generic manufacturers have also demonstrated a willingness to launch generic versions of branded products before the final resolution of related patent litigation (known as an "at-risk launch"). A launch of a generic version of one of our products could have a material adverse effect on our business and we could suffer a significant loss of sales and market share in a short period of time. As described above, we expect generic competition to PROVIGIL to begin in April 2012.

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

        We are currently engaged in lawsuits with respect to generic company challenges to the validity and/or enforceability of our patents covering AMRIX, FENTORA, PROVIGIL and NUVIGIL. While we intend to vigorously defend the validity, and prevent infringement, of our patents, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful. The loss of patent protection or regulatory exclusivity on any of our existing products, whether by third-party challenge, invalidation, circumvention, license or expiration, could materially impact our results of operations. For more information regarding the legal proceedings described in this Overview and others, please see Note 18 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

        In late 2005 and early 2006, we entered into PROVIGIL patent settlement agreements with certain generic pharmaceutical companies. As part of these separate settlements, we agreed to grant to each of these parties a non-exclusive royalty-bearing license to market and sell a generic version of PROVIGIL in the United States, effective in April 2012, subject to applicable regulatory considerations. Under the agreements, the licenses could become effective prior to April 2012 only if a generic version of PROVIGIL is sold in the United States prior to this date. Various factors could lead to the sale of a generic version of PROVIGIL in the United States at any time prior to April 2012, including if (i) we lose patent protection for PROVIGIL due to an adverse judicial decision in a patent infringement lawsuit; (ii) all parties with first-to file ANDAs relinquish their right to the 180-day period of marketing exclusivity, which could allow a subsequent ANDA filer, if approved by the FDA, to launch a generic version of PROVIGIL in the United States at-risk; (iii) we breach or the applicable counterparty breaches a PROVIGIL settlement agreement; or (iv) the FTC prevails in its lawsuit against us in the U.S. District Court for the Eastern District of Pennsylvania described below. We filed each of the settlements with both the U.S. Federal Trade Commission (the "FTC") and the Antitrust Division of the U.S. Department of Justice (the "DOJ") as required by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Modernization Act"). The FTC conducted an investigation of each of the PROVIGIL settlements and, in February 2008, filed suit against us challenging the validity of the settlements and related agreements. The complaint alleges a violation of Section 5(a) of the Federal Trade Commission Act and seeks to permanently enjoin us from maintaining or enforcing these agreements and from engaging in similar conduct in the future. Various private plaintiffs, some of whom seek to represent various classes of plaintiffs, have also filed complaitns challenging the PROVIGIL settlements. We believe the FTC and private complaints are without merit. While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful. For more information regarding our PROVIGIL settlements and related litigation, please see Note 18 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

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

  •
  criminal prosecution.

        Over the past few years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities, including the DOJ and various U.S. Attorney's Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the FTC and various state Attorney General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the Food, Drug and Cosmetic Act, the False Claims Act, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with off-label promotion of products, pricing and Medicare and/or Medicaid reimbursement.

        Because of the broad scope and complexity of these laws and regulations, the high degree of prosecutorial resources and attention being devoted to the sales practices of pharmaceutical companies by law enforcement authorities, and the risk of potential exclusion from federal government reimbursement programs, numerous companies have determined that it is highly advisable that they enter into settlement agreements in these matters, particularly those brought by federal authorities. Companies that have chosen to settle these alleged violations have typically paid multi-million dollar fines to the government and agreed to abide by corporate integrity agreements. In some instances, such fines have exceeded $1 billion.

        In September 2008, as part of our settlement with the U.S. government regarding their investigation of our promotional practices with respect to ACTIQ, GABITRIL and PROVIGIL, we entered into a five-year Corporate Integrity Agreement (the "CIA") with the Office of Inspector General of the Department of Health and Human Services. The CIA provides criteria for establishing and maintaining compliance with federal laws governing the marketing and promotion of our products. We are also subject to periodic reporting and certification requirements attesting that the provisions of the CIA are being implemented and followed. For more information regarding our settlement with the U.S. government and the CIA, please see Note 18 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

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

        During research and development, the use of pharmaceutical products, such as ours, is limited principally to clinical trial patients under controlled conditions and under the care of expert physicians. The widespread commercial use of our products could identify undesirable or unintended side effects that have not been evident in our clinical trials or the commercial use as of the filing date of this report. For example, in 2009, we updated the prescribing information for TREANDA to note the increased risk of severe skin toxicity (including Stevens Johnson Syndrome/toxic epidermal necrolysis) when TREANDA and allopurinol are administered concomitantly. As described above, we are also in process of developing REMS Programs for certain of our products to mitigate serious risks associated with the use of certain of our products. In October 2010, the FDA approved our REMS Programs for PROVIGIL and NUVIGIL. In addition, in patients who take multiple medications, drug interactions could occur that can be difficult to predict. Additionally, incidents of product misuse, product diversion or theft may occur, particularly with respect to products such as FENTORA, EFFENTORA, ACTIQ, generic OTFC, NUVIGIL and PROVIGIL, which contain controlled substances.

        In November 2010, the Committee for Medicinal Products for Human Use ("CHMP"), the scientific committee of the European Medicines Agency ("EMEA"), issued a final recommendation to restrict the use of modafinil in the European Union only to the treatment for excessive sleepiness associated with narcolepsy. Based on broad scientific evidence, clinical experience and patient use, we do not agree with the CHMP recommendation. On January 27, 2011, the European Commission (EC) adopted the CHMP opinion. There can be no assurance that the FDA or other regulatory agencies will, in the future, review the risk/benefit profile for our modafinil-based products, PROVIGIL and NUVIGIL, or, for that matter, any of our products.

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
  "at-risk" generic launches;

  •
  marketing and other expenses;

  •
  manufacturing or supply disruptions;

  •
  unanticipated conversion of our convertible notes; and

  •
  costs associated with the operations of recently-acquired businesses and technologies.

We may be unable to repay our substantial indebtedness and other obligations.

        All of our convertible notes outstanding contain restricted conversion prices. As of December 31, 2010, our 2.0% Notes are convertible because the closing price of our common stock on that date was higher than the restricted conversion prices of these notes. As a result, our 2.0% Notes have been classified as current liabilities on our consolidated balance sheet as of December 31, 2010. Under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. As of the filing date of this report, we do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, other than the restrictive covenants contained in our credit agreement, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time. If we do not have sufficient funds available to repay the principal balance of notes presented for conversion, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

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

Our research and development, manufacturing and marketing efforts are often dependent on corporate collaborators and other third parties who may not devote sufficient time, resources and attention to our programs, which may limit our efforts to develop and market potential products

        To maximize our growth opportunities, we have entered into a number of collaboration agreements with third parties. In certain countries outside the United States, we have entered into agreements with a number of partners with respect to the development, manufacturing and marketing of our products. In some cases, our collaboration agreements call for our partners to control:

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

        The conditions that our products treat, and some of the other disorders for which we are conducting additional studies, are currently treated with many drugs, several of which have been available for a number of years or are available in inexpensive generic forms. With respect to PROVIGIL and NUVIGIL, there are several other products used for the treatment of excessive sleepiness or narcolepsy in the United States, including methylphenidate products, and in our other territories, many of which have been available for a number of years and are available in inexpensive generic forms. For GABITRIL, the market for the treatment of partial seizures in epileptic patients is well served with a number of available therapeutics, including gabapentin. With respect to AMRIX, we face significant competition from SKELAXIN®, FLEXERIL® and other inexpensive generic forms of muscle relaxants. With respect to FENTORA, we face competition from numerous short-and long-acting opioid products, including three products—Johnson & Johnson's DURAGESIC® and Purdue Pharmaceutical's OXYCONTIN® and MS-CONTIN®—that dominate the market. In addition, we are aware of numerous other companies developing other technologies for rapidly delivering opioids to treat breakthrough pain that will compete against FENTORA in the market for breakthrough cancer pain in opioid-tolerant patients. ONSOLIS® and ABSTRAL® are approved for this indication. It also is possible that the existence of generic OTFC could negatively impact the growth of FENTORA. With respect to ACTIQ, generic competition from Barr has meaningfully eroded branded ACTIQ sales and impacted sales of our own generic OTFC through Watson. Our generic sales also could be significantly impacted by the entrance into the market of additional generic OTFC products, which could occur at any time. In October 2009, we understand that the FDA approved ANDAs by Barr and Covidien to market and sell generic OTFC and that Covidien launched its generic OTFC in the United States in March 2010. With respect to TREANDA, we face competition from LEUKERAN®, CAMPATH® and the combination therapy of fludarabine, cyclophosphamide and rituximab.

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

        As part of our efforts to acquire businesses or to enter into other significant transactions, we conduct business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction. Despite our efforts, we ultimately may be unsuccessful in ascertaining or evaluating all such risks and, as a result, we might not realize the intended advantages of the acquisition. If we fail to realize the expected benefits from acquisitions we have consummated or may consummate in the future, whether as a result of unidentified risks, integration difficulties, regulatory setbacks or other events, our business, results of operations and financial condition could be adversely affected. In connection with an acquisition, we must estimate the value of the transaction by making certain assumptions about, among other things, likelihood of regulatory approval for unapproved products and the market potential for marketed products and/or product candidates. Ultimately, our assumptions may prove to be incorrect, which could cause us to fail to realize the anticipated benefits of a transaction. As part of our efforts to hedge risks associated with the uncertainty of acquisitions generally and pharmaceutical development specifically, we have structured certain transactions as options-to-acquire. Pursuant to this structure, we typically make an upfront payment to secure the option, set forth the appropriate "trigger" for the option in an option agreement and, should we exercise the option, make a subsequent payment to finalize the product or company acquisition. Our option transaction with BDC was an example of this option structure. While we believe that this structure helps us to manage risk appropriately, it is possible that we will not "trigger" an option-to-acquire, and therefore receive nothing of tangible value in return for our upfront payment to secure the option-to-acquire.

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

        The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future. For example, from January 1, 2010 through February 4, 2011 our common stock traded at a high price of $72.87 and a low price of $55.00. Negative announcements, including, among others:

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

        Historically, a portion of our revenues and expenses has been earned and incurred, respectively, in currencies other than the U.S. dollar. For the year ended December 31, 2010, 24% of our revenues were denominated in currencies other than the U.S. dollar. With our acquisition of Mepha, the percentage of revenues denominated in foreign currencies has increased, thereby increasing our exposure to foreign currency exchange risk. We translate revenues earned and expenses incurred into U.S. dollars at the average exchange rate applicable during the relevant period. A weakening of the U.S. dollar would, therefore, increase both our revenues and expenses. Fluctuations in the rate of exchange between the U.S. dollar and the euro and other currencies may affect period-to-period comparisons of our operating results. Historically, we have not hedged our exposure to these fluctuations in exchange rates.

Our customer base is highly concentrated.

        Our principal customers are wholesale drug distributors. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. Three large wholesale distributors, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, control a significant share of this network. These three wholesaler customers, in the aggregate, accounted for 71% of our total consolidated gross sales for the year ended December 31, 2010. Fluctuations in the buying patterns of these customers, which may result from seasonality, wholesaler buying decisions or other factors outside of our control, could significantly affect the level of our net sales on a period to period basis. Because of this, the amounts purchased by these customers during any quarterly or annual period may not correlate to the level of underlying demand evidenced by the number of prescriptions written for such products, as reported by IMS Health Incorporated.

We are involved, or may become involved in the future, in legal proceedings that, if adversely adjudicated or settled, could materially impact our financial condition.

        As a biopharmaceutical company, we are or may become a party to litigation in the ordinary course of our business, including, among others, matters alleging employment discrimination, product liability, patent or other intellectual property rights infringement, patent invalidity or breach of commercial contract. In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could significantly impact results of operations and financial condition. We currently are vigorously defending ourselves against those matters specifically described in Note 18 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, as well as numerous other litigation matters. While we currently do not believe that the settlement or adverse adjudication of these other litigation matters would materially impact our results of operations or financial condition, the final resolution of these matters and the impact, if any, on our results of operations, financial condition or cash flows is unknown but could be material.

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

Our dependence on key executives and scientists could impact the management and development of our business.

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

        Our research, development and manufacturing activities involve the controlled use of hazardous, infectious and radioactive materials that could be hazardous to human health and safety or the environment. We store these materials, and various wastes resulting from their use, at our facilities pending ultimate use and disposal. We are subject to a variety of federal, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these materials and wastes, and we may be required to incur significant costs to comply with related existing and future environmental laws and regulations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We lease our corporate headquarters, which is located in Frazer, Pennsylvania and consists of approximately 190,000 square feet of administrative office space. We own approximately 160,000 square feet of research and office space in West Chester, Pennsylvania, at the site of our former corporate headquarters. We also lease approximately 215,000 square feet of office, administrative, research and warehouse space that is near our Frazer and West Chester facilities. In Salt Lake City, Utah, we own approximately 200,000 square feet of manufacturing, warehousing and laboratory space and lease approximately 123,000 square feet for administrative, research and pilot plant functions. At our facility in Brooklyn Park, Minnesota, we own approximately 104,000 square feet dedicated to research and development activity. We also lease 96,000 square feet in Eden Prairie, Minnesota, primarily dedicated to our manufacturing and warehousing operations. In 2008, we began the transition of manufacturing activities primarily performed at the Eden Prairie, Minnesota facility to our recently expanded manufacturing facility in Salt Lake City, Utah. As part of that transition we also consolidated at our Brooklyn Park facility certain drug delivery research and development activities formerly performed in Salt Lake City. The transition of manufacturing activities and the closure of the Eden Prairie facility are expected to be completed in 2011.

        In France, we own administrative facilities, a development facility, two manufacturing facilities, a packaging facility and various warehouses totaling approximately 355,000 square feet. On September 18, 2008, our subsidiary Cephalon France SAS informed the French Works Councils of its intention to search for a potential acquirer of the manufacturing facility at Mitry-Mory, France. We are considering the proposed divestiture due to a reduction of manufacturing activities at the Mitry-Mory manufacturing site. The proposed divestiture is subject to completion of a formal consultation process with the French Works Councils and employee representatives.

        In Switzerland, we own administrative and production facilities totaling approximately 200,000 square feet. We lease warehouse space totaling approximately 150,000 square feet.

        In Australia, we lease two administrative and development facilities totaling approximately 40,000 square feet.

        We lease office space for satellite offices in a number of countries worldwide.

        We believe that our current facilities are adequate for our present purposes.

ITEM 3.    LEGAL PROCEEDINGS

        The information set forth in Note 18 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

Executive Officers of the Registrant

        The names, ages and positions held by our executive officers as of the filing date of this Annual Report on Form 10-K are as follows:

Name	Age	Position
J. Kevin Buchi	55	Chief Executive Officer
Alain Aragues.	59	Executive Vice President and President of Cephalon Europe
Valli F. Baldassano.	50	Executive Vice President and Chief Compliance Officer
Peter E. Grebow, Ph.D.	64	Executive Vice President, Cephalon Ventures
Wilco Groenhuysen.	53	Executive Vice President and Chief Financial Officer
Gerald J. Pappert	47	Executive Vice President, General Counsel and Secretary
Lesley Russell, MB.Ch.B., MRCP.	50	Executive Vice President and Chief Medical Officer
Carl A. Savini	61	Executive Vice President and Chief Administrative Officer
Jeffry L. Vaught, Ph.D.	60	Executive Vice President and Chief Scientific Officer

        All executive officers are elected by the Board of Directors to serve in their respective capacities until their successors are elected and qualified or until their earlier resignation or removal.

        Mr. Buchi joined Cephalon in March 1991 and, since December 2010, he has served as Chief Executive Officer. From January 2010 through December 2010, Mr. Buchi was Chief Operating Officer. In this role, he managed the company's global sales and marketing functions, as well as product manufacturing, business development and investor relations. From February 2006 through January 2010, Mr. Buchi served as Chief Financial Officer and, from 2004, head of business development for the company. At various times in his career at Cephalon, Mr. Buchi has had oversight of corporate finance, accounting, information systems, facilities, human resources and administration. Mr. Buchi joined Cephalon in 1991 as controller. Mr. Buchi graduated from Cornell University with a Bachelor of Arts degree in chemistry. He was a synthetic organic chemist for the Eastman Kodak Company before going on to obtain a master's degree in management from the J.L. Kellogg Graduate School of Management at Northwestern University. He worked for a large public accounting firm before beginning his career in the pharmaceutical industry with E.I. du Pont de Nemours and Company in 1983. Mr. Buchi serves as a member of the board of directors of Mesoblast Limited, a public company traded on the Australian Stock Exchange.

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

        Dr. Grebow joined Cephalon in January 1991 and, since April 2010 he has served as Executive Vice President, Cephalon Ventures. From February 2005 to April 2010, Dr. Grebow also has served as Executive Vice President, Worldwide Technical Operations. Dr. Grebow also has served as Senior Vice President, Worldwide Technical Operations; Senior Vice President, Business Development, and Vice President, Drug Development. From 1988 to 1990, Dr. Grebow served as Vice President of Drug Development for Rorer Central Research, a division of Rhone-Poulenc Rorer Pharmaceuticals Inc., a pharmaceutical company. Dr. Grebow serves as a member of the board of directors of Optimer Pharmaceuticals, Inc., a publicly-traded biotechnology company. Dr. Grebow received a PhD. in Chemistry from the University of California, Santa Barbara.

        Mr. Groenhuysen joined Cephalon in August 2007 and since January 2010, he has held the position of Executive Vice President & CFO with responsibility for Worldwide Finance, Commercial Operations and Risk Management. Prior to this appointment, Mr. Groenhuysen held the position of Senior Vice President of Finance. Prior to joining Cephalon he spent 20 years with Philips Electronics in various assignments in Europe, Asia and the United States, the latest of which started in 2002 when he was promoted to Senior Vice President and Chief Financial Officer of Philips Electronics North America Corporation. Mr. Groenhuysen holds a Master's Degree in Business Economics from VU University Amsterdam and graduated as Registered Public Controller at VU University Amsterdam.

        Mr. Pappert joined Cephalon in May 2008 as Executive Vice President and General Counsel. In October 2008, Mr. Pappert assumed the responsibilities of the Company Secretary. Prior to coming to Cephalon, Mr. Pappert was a partner with Ballard Spahr Andrews & Ingersoll LLP in Philadelphia, PA, where he was a member of the Litigation Department. From 2003 to 2005, Mr. Pappert was the Commonwealth of Pennsylvania Attorney General. From 1997 to 2003, he held the position of First Deputy Attorney General of Pennsylvania. From 1988 to 1997 he practiced law with a large Philadelphia firm. Mr. Pappert is a graduate of Villanova University and earned his Juris Doctorate from the University of Notre Dame Law School.

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

        Dr. Vaught joined Cephalon in August 1991 and, since August 2008, he has served as Executive Vice President and Chief Scientific Officer responsible for directing Cephalon's research operations. Prior to joining Cephalon, Dr. Vaught was employed by the R. W. Johnson Pharmaceutical Research Institute, a subsidiary of Johnson & Johnson. Dr. Vaught received a PhD. in Pharmacology from the University of Minnesota.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is quoted on the NASDAQ Global Select Market under the symbol "CEPH." The following table sets forth the range of high and low sales prices for the common stock as reported on the NASDAQ Global Select Market for the periods indicated below.

	High	Low
2010
First Quarter	$72.87	$62.45
Second Quarter	68.39	56.14
Third Quarter	64.61	55.00
Fourth Quarter	67.50	60.88
2009
First Quarter	$81.35	$60.42
Second Quarter	70.09	54.63
Third Quarter	69.30	52.55
Fourth Quarter	63.16	53.05

        As of February 4, 2011, there were 389 holders of record of our common stock. On February 4, 2011, the last reported sale price of our common stock as reported on the NASDAQ Global Select Market was $59.96 per share.

        We have not paid any dividends on our common stock since our inception and do not anticipate paying any dividends on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities

Period	Total Number of Shares of Common Stock Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Stock that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2010	—	$—	—	—
November 1 - 30, 2010	—	—	—	—
December 1 - 31, 2010	145,471	63.74	—	—

Total	145,471	$63.74	—	—

(1)
This column reflects the surrender to Cephalon of common stock during the fourth quarter of 2010 to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

(2)
Price paid per share is a weighted average based on the closing price of our common stock on the various vesting dates.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table gives information about our common stock that may be issued upon the exercise of stock options, warrants and rights under all of our existing equity compensation plans as of December 31, 2010, including the 2004 Equity Compensation Plan (the "2004 Plan") and the 2000 Equity Compensation Plan for Employees and Key Advisors (the "2000 Plan").

 Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaning Available for Future Issuance (Excludes Securities Reflected in Column (a))(1)
Equity compensation plans approved by stockholders	7,536,241	(2)	$63.10	1,193,407
Equity compensation plans not approved by stockholders(3)	819,629		$64.92	—

Total	8,355,870		$63.28	1,193,407

(1)
The 2004 Plan permits our Board of Directors or the Stock Option and Compensation Committee of our Board to award stock options to participants. Up to 247,850 of the shares remaining available for issuance under equity compensation plans approved by stockholders may be issued as restricted stock units. Restricted stock unit awards are not permitted to be made under the terms of the 2000 Plan.

(2)
Includes awards covering 739,488 shares of unvested restricted stock units that are outstanding under the 2004 Plan.

(3)
Issued under the 2000 Plan, which does not require the approval of, and has not been approved by, Cephalon stockholders.

2000 Equity Compensation Plan for Employees and Key Advisors

        On December 13, 2000, our Board of Directors adopted the 2000 Plan. The 2000 Plan was amended several times since its adoption, with the most recent amendment to the 2000 Plan on July 25, 2002. The 2000 Plan provided that stock options may be granted to our employees who are not officers or directors of Cephalon and consultants and advisors who perform services for Cephalon. At the time of its initial approval, the 2000 Plan was not submitted to, nor was it required to be submitted to, our stockholders for approval. Amendments to the 2000 Plan, including amendments increasing the number of shares of common stock reserved for issuance under the 2000 Plan, also did not require approval of our stockholders. In light of changes to the NASDAQ shareholder approval requirements for stock option plans, our Board of Directors decided that it would not further increase the number of shares authorized for issuance under the 2000 Plan, but would continue to use any shares authorized for issuance under the 2000 Plan for grants until the 2000 Plan expired in December 2010.

        The purpose of the 2000 Plan was to promote our success by linking the personal interests of our non-executive employees and consultants and advisors to those of our stockholders and by providing participants with an incentive for outstanding performance. The 2000 Plan authorized the granting of "non-qualified stock options" ("NQSOs") only. The 2000 Plan was administered and interpreted by the Stock Option and Compensation Committee of the Board of Directors subject to ratification by the Board of Directors. The Stock Option and Compensation Committee determined the individuals who received a NQSO grant under the 2000 Plan, the number of shares of common stock subject to the NQSO, the period during which the NQSO became exercisable, the term of the NQSO (but not to exceed 10 years from the date of grant) and the other terms and conditions of the NQSO consistent with the terms of the 2000 Plan. All of the NQSOs that are currently outstanding under the 2000 Plan become exercisable ratably over a four-year period beginning on the date of grant and expire ten years from the date of grant. The exercise price of a NQSO granted under the 2000 Plan was determined by the Stock Option and Compensation Committee, but may not be less than the fair market value of the underlying stock on the date of grant. A grantee may exercise a NQSO granted under the 2000 Plan by delivering notice of exercise to the Stock Option and Compensation Committee and paying the exercise price (i) in cash, (ii) with approval of the Stock Option and Compensation Committee, by delivering shares of common stock already owned by the grantee and having a fair market value on the date of exercise equal to the exercise price, or through attestation to ownership of such shares, or (iii) through such other method as the Stock Option and Compensation Committee may approve. In the event of a "Corporate Transaction," (e.g., a merger in which 50% or more of the common stock is transferred to a third party), all outstanding stock options will automatically accelerate and become immediately exercisable, subject to certain limitations.

        The Board of Directors had the authority to amend or terminate the 2000 Plan at any time without stockholder approval. The 2000 Plan terminated pursuant to its terms on December 12, 2010. No amendment or termination of the 2000 Plan may adversely affect any stock option previously granted under the 2000 Plan without the written consent of the participant, unless required by applicable law.

ITEM 6.    SELECTED FINANCIAL DATA

(In thousands, except per share data)

        The following five year summary table includes the acquisitions of AMRIX in August 2007, Arana Therapeutics Limited from May through August 2009, Mepha GmbH, including a noncontrolling interest in Mepha Pharma AG, in April 2010, Ception Therapeutics noncontrolling interest in April 2010, and BioAssets Development Corporation, Inc. noncontrolling interest in November 2010. The acquisitions of investments including SymBio Pharmaceuticals Limited in March 2009, ChemGenex Pharmaceuticals Limited in October 2010 and Mesoblast Limited in December 2010 are also included.

        The summary table also includes the following, as a result of transactions that were determined to create variable interest entities in which Cephalon has determined it is the primary beneficiary:

  •
  Ception Therapeutics from January 2009 until April 2010;

  •
  Acusphere Inc. from November 2008 until June 2009; and

  •
  BioAssets Development Corporation, Inc. from November 2009 until November 2010.

        See Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on these transactions.

Five-year summary of selected financial data:

	Year Ended December 31,
Statement of operations data	2010	2009	2008	2007	2006
Net sales	$2,760,952	$2,151,548	$1,943,464	$1,727,299	$1,720,172
Other revenues	50,105	40,760	31,090	45,339	43,897

Total revenues	2,811,057	2,192,308	1,974,554	1,772,638	1,764,069

Settlement reserve	—	—	7,450	425,000	—
Impairment charges	—	182,080	99,719	—	12,417
Acquired in-process research and development	100,000	46,118	41,955	—	5,000
Change in fair value of contingent consideration	6,519	—	—	—	—
Restructuring charge	10,719	13,825	8,415	—	—
Change in fair value of investments	7,931	—	—	—	—
Income tax expense (benefit)	201,116	78,680	(37,819)	103,153	76,524
Net income (loss)	417,683	210,727	171,889	(226,429)	115,642
Net loss attributable to noncontrolling interest	8,062	131,900	21,073	—	—
Net income (loss).attributable to Cephalon, Inc.	$425,745	$342,627	$192,962	$(226,429)	$115,642

Basic income (loss) per common share attributable to Cephalon, Inc.	$5.66	$4.74	$2.84	$(3.40)	$1.91

Weighted average number of common shares outstanding	75,185	72,342	68,018	66,597	60,507

Diluted income (loss) per common share attributable to Cephalon, Inc.	$5.27	$4.41	$2.54	$(3.40)	$1.66

Weighted average number of common shares outstanding-assuming dilution	80,712	77,733	76,097	66,597	69,672

	December 31,
Balance sheet data	2010	2009	2008	2007	2006
Cash, cash equivalents and investments	$1,160,239	$1,647,635	$524,459	$826,265	$521,724
Total assets	4,891,833	4,658,095	3,082,942	3,395,759	2,937,339
Current portion of long-term debt	651,997	818,925	781,618	944,659	701,074
Long-term debt (excluding current portion)	391,416	363,696	3,692	3,788	206,895
Redeemable equity	170,183	207,307	248,403	292,509	322,239
Accumulated earnings/(deficit)	247,086	(178,659)	(521,286)	(714,248)	(480,651)
Total equity	2,667,592	2,478,073	1,416,680	1,191,557	1,203,947

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

EXECUTIVE SUMMARY

        Cephalon is a global biopharmaceutical company dedicated to discovering, developing and bringing to market medications to improve the quality of life of individuals around the world. Since its inception in 1987, Cephalon's strategy is to bring first-in-class and best-in-class medicines to patients in several therapeutic areas, with a particular focus on central nervous system ("CNS") disorders, pain, oncology, inflammatory disease and regenerative medicine. In addition to conducting an active research and development program, we market numerous branded and generic products around the world. In total, Cephalon sells more than 150 products in nearly 100 countries. Consistent with our core therapeutic areas, we have aligned our approximately 735-person U.S. field sales and sales management teams by area. We have a sales and marketing organization numbering approximately 660 persons that supports our presence throughout Europe, the Middle East and Africa. For the year ended December 31, 2010, our total revenues and net income attributable to Cephalon, Inc. were $2.8 billion and $425.7 million, respectively. Our revenues from U.S. and European operations are detailed in Note 21 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

        On December 16, 2010, our founder, Chairman and Chief Executive Officer, Dr. Frank Baldino, Jr. passed away. J. Kevin Buchi, formerly our Chief Operating Officer, was named Chief Executive Officer by our Board of Directors (the "Board") on December 21, 2010. On February 1, 2011, our Board named William P. Egan, an independent member of the Board since 1988 and formerly the Board's presiding director, as Chairman of the Board.

        During 2010, we completed certain transactions intended to build a portfolio of marketed and potential products, including:

  •
  entry into a strategic alliance with Mesoblast, an Australian public company, to develop and commercialize novel adult MPC therapeutics for degenerative conditions of the cardiovascular and central nervous systems and for augmenting hematopoietic stem cell transplantation in cancer patients;

  •
  entry into a convertible note subscription agreement and option agreement with ChemGenex, an Australian-based oncology focused biopharmaceutical company to fund clinical activities to complete a planned New Drug Application submission to the U.S. Food and Drug Administration for omacetaxine for the treatment of CML patients who have failed two or more TKIs;

  •
  acquisition of Mepha, a privately-held, Swiss-based pharmaceutical company that markets branded and non-branded generics as well as specialty products in more than 50 countries;

  •
  acquisition of BDC, a privately-held company, whose intellectual property estate covers the use of cytokine inhibitors, including TNF inhibitors, for sciatic pain in patients with intervertebral disk herniation, as well as other spinal disorders; and

  •
  acquisition of Ception, a privately-held biotechnology company, whose lead product, CINQUIL™ (reslizumab), a humanized monoclonal antibody compound, entered into Phase III studies for patients with eosinophilic asthma.

For more information regarding these transactions, please see Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of the Annual Report on Form 10-K.

        We have significant discovery research programs focused on developing oncology and inflammatory disease therapeutics. Our oncology technology principally focuses on an understanding of kinases and proteases and the role they play in cellular integrity survival and proliferation. We have coupled this knowledge with a library of novel, small, orally-active synthetic molecules that inhibit the activities of specific kinases. We also have reinforced our commitment to the treatment of inflammatory diseases through the use of biologics. Our entry into the biologics space combined with our efforts with our small molecule products creates opportunities to address unmet medical needs. We also work with our collaborative partners to provide a more diverse therapeutic breadth and depth to our research efforts.

        As a biopharmaceutical company, we are or may become a party to litigation in the ordinary course of our business, including, among others, matters alleging employment discrimination, product liability, patent or other intellectual property rights infringement, patent invalidity or breach of commercial contract. In particular, our future success is highly dependent on obtaining and maintaining patent protection or regulatory exclusivity for our products and technology. In that regard, we are currently engaged in lawsuits with respect to generic company challenges to the validity and/or enforceability of our patents covering AMRIX, FENTORA, PROVIGIL and NUVIGIL. We intend to vigorously defend the validity, and prevent infringement, of our patents. The loss of patent protection or regulatory exclusivity on any of our existing products, whether by third-party challenge, invalidation, circumvention, license or expiration, could materially impact our results of operations. We are also engaged in litigation with the FTC and various private plaintiffs, including proposed class actions, regarding our PROVIGIL patent settlement agreements with certain generic pharmaceutical companies. We believe the FTC and private complaints are without merit. While we intend to vigorously defend ourselves in our patent and FTC litigations, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful. For more information regarding the legal proceedings described in this Overview and others, please see Note 18 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

        For additional information regarding our product revenues, other revenues and geographic areas in which we operate, see Note 21 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS
(In thousands)

Year ended December 31, 2010 compared to year ended December 31, 2009:

	Year Ended December 31,
							% Increase (Decrease)
	2010			2009
	United States	Europe	Total	United States	Europe	Total	United States	Europe	Total
Sales:
CNS
Proprietary CNS
PROVIGIL*	$1,059,698	$64,796	$1,124,494	$961,070	$63,618	$1,024,688	10%	2%	10%
NUVIGIL**	186,190	—	186,190	73,391	—	73,391	154	—	154
GABITRIL	39,728	4,760	44,488	51,100	5,386	56,486	(22)	(12)	(21)
Other Proprietary CNS	—	10,936	10,936	—	13,292	13,292	—	(18)	(18)
Generic CNS	—	28,257	28,257	—	10,785	10,785	—	162	162

CNS	1,285,616	108,749	1,394,365	1,085,561	93,081	1,178,642	18	17	18
Pain
Proprietary Pain
FENTORA***	159,585	22,037	181,622	136,563	4,114	140,677	17	436	29
AMRIX	109,235	—	109,235	114,435	—	114,435	(5)	—	(5)
Other Proprietary Pain	—	271	271	—	267	267	—	1	1
Generic Pain
ACTIQ	63,930	66,951	130,881	75,418	71,527	146,945	(15)	(6)	(11)
Generic OTFC	41,138	—	41,138	83,032	—	83,032	(50)	—	(50)
Other Generic Pain	—	63,144	63,144	—	8,954	8,954	—	605	605

Pain	373,888	152,403	526,291	409,448	84,862	494,310	(9)	80	6
Oncology
Proprietary Oncology
TREANDA	393,473	—	393,473	222,112	—	222,112	77	—	77
Other Proprietary Oncology	20,866	76,256	97,122	18,281	75,360	93,641	14	1	4
Generic Oncology	—	22,998	22,998	—	20,940	20,940	—	10	10

Oncology	414,339	99,254	513,593	240,393	96,300	336,693	72	3	53
Other
Other Proprietary	15,112	5,809	20,921	17,545	—	17,545	(14)	100	19
Other Generic	13,220	292,562	305,782	15,436	108,922	124,358	(14)	169	146

Other	28,332	298,371	326,703	32,981	108,922	141,903	(14)	174	130

Total Net Sales	2,102,175	658,777	2,760,952	1,768,383	383,165	2,151,548	19	72	28
Other Revenues	42,657	7,448	50,105	39,846	914	40,760	7	715	23

Total Revenues	$2,144,832	$666,225	$2,811,057	$1,808,229	$384,079	$2,192,308	19%	73%	28%

Europe—Primarily Europe, Middle East and Africa

Proprietary products are products which are sold under patent coverage.

Generic products are products sold without patent coverage in the primary sales territory. Patent coverage may exist in other territories.

*
Marketed under the name MODIODAL® (modafinil) in France and under the name VIGIL® (modafinil) in Germany.

**
Launched in June 2009.

***
Marketed under the name EFFENTORA® (fentanyl buccal tablet) in Europe.

  Total net sales:

	Year ended December 31,				% Increase (Decrease) due to Mergers & Acquisitions
			% Increase (Decrease)	% Increase (Decrease) due to Currency		% Increase (Decrease) due to Operations
	2010	2009
United States	$2,102,175	$1,768,383	19%	—%	—%	19%
Europe	658,777	383,165	72%	(4)%	70%	6%

	$2,760,952	$2,151,548	28%	—%	12%	16%

Year ended December 31, 2010 compared to year ended December 31, 2009:

        Net sales—In the United States, we sell our proprietary products to pharmaceutical wholesalers, the largest three of which accounted for 71% and 75% of our total consolidated gross sales for the years ended December 31, 2010 and 2009, respectively. Decisions made by these wholesalers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) can materially affect the level of our sales in any particular period and thus may not necessarily correlate to the number of prescriptions written for our products as reported by IMS Health Incorporated.

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

        As of December 31, 2010, we received information from substantially all of our U.S. wholesaler customers about the levels of inventory they held for our U.S. branded products. Based on this information, which we have not independently verified, we believe that total inventory held at these wholesalers is approximately two to three weeks supply of our U.S. branded products at our current sales levels. As of our most recent retail inventory survey in June 2010, our generic OTFC inventory held at wholesalers and retailers is approximately three months. We do not expect that potential future fluctuations in inventory levels of generic OTFC held by retailers will have a significant impact on our financial position and results of operations.

        For the twelve months ended December 31, 2010, in addition to the factors addressed below, net sales were also impacted by changes in the product sales allowances deducted from gross sales as described further below and by changes in the relative levels of the number of units of inventory held at wholesalers and retailers. Changes in foreign exchange rates versus the U.S. dollar caused a decrease of approximately $14.6 million in European net sales as compared to the year ended December 31, 2009. The other key factors that contributed to the increase in sales, period to period, are summarized by therapeutic area as follows:

  •
  In CNS, net sales increased 18 percent. U.S. results for our CNS products reflect pricing increases in November 2009 and May 2010. NUVIGIL was launched in June 2009 and the 154% increase in net sales is due to promotional efforts and the increased acceptance of NUVIGIL. For PROVIGIL, a non-promoted product, price increases were partially offset by declines in unit sales. The PROVIGIL decline in unit sales is due to the introduction of NUVIGIL and the transition of our marketing support from PROVIGIL to NUVIGIL. For the year ended December 31, 2010 NUVIGIL represented 32% of the combined NUVIGIL/PROVIGIL prescriptions in the U.S. For the week ended December 31, 2010, NUVIGIL represented 38% of the combined prescriptions in the U.S. Europe net sales of PROVIGIL increased 2% due to higher sales volumes, offset by the unfavorable effect of exchange rates. Generic CNS sales increased as a result of the inclusion of Mepha products.

  •
  In Pain, net sales increased 6 percent. Net sales increased primarily due to the introduction of FENTORA into several European territories and US pricing increases period over period as well as the inclusion of Mepha in the other generic pain category. Net sales of our pain products have been negatively impacted by an overall decline in the rapid onset opioid market. Sales of FENTORA and AMRIX benefited from pricing increases in the U.S. in November 2009 and May 2010. ACTIQ sales benefited from pricing increases in November 2009 and May and October 2010. Net sales increases due to pricing for AMRIX and ACTIQ in the U.S. were offset by declining unit sales specifically resulting, in the case of ACTIQ, from market share loss to generic competition. Generic OTFC net sales decreased 50% due to the expiration in September 2009 of our obligation to supply Barr with generic OTFC and the entrance of an additional generic supplier in the marketplace. In several European territories FENTORA sales increased due to the introduction of FENTORA into Europe and increased unit sales period over period. Other generic pain sales increased as a result of the inclusion of Mepha products.

  •
  In Oncology, net sales increased 53 percent. This increase was attributable to increased acceptance of TREANDA. Generic oncology sales increased as a result of the inclusion of Mepha products.

  •
  Other generic net sales increased 146% due to the inclusion of Mepha product net sales of $177.2 million.

        Other Revenues—The increase of 23% from period to period is primarily due to an increase in license royalties recognized by Cephalon Australia and by revenues earned from VOGALENE/VOGALIB, which we purchased from UCB Pharma France in December 2009.

        Analysis of gross sales to net sales—The following table presents the product sales allowances deducted from gross sales to arrive at a net sales figure:

	Year Ended December 31,
	2010	2009	Change	% Change
Gross sales	$3,161,241	$2,469,314	$691,927	28%
Product sales allowances:
Prompt payment discounts	46,691	42,814	3,877	9
Wholesaler discounts	30,224	21,011	9,213	44
Returns	35,836	63,680	(27,844)	(44)
Coupons	37,402	31,779	5,623	18
Medicaid discounts	79,106	42,628	36,478	86
Managed care and governmental contracts	171,030	115,854	55,176	48

	400,289	317,766	82,523	26

Net sales	$2,760,952	$2,151,548	$609,404	28%

Product sales allowances as a percentage of gross sales	12.7%	12.9%

        Prompt payment discounts increased for the year ended December 31, 2010 as compared to the year ended December 31, 2009 due to the increase in U.S. net sales. Wholesaler discounts increased as price increases produced fewer wholesaler credits to offset wholesaler discounts in 2010 than in 2009.

Returns decreased as a result of decreased returns experience related to ACTIQ, generic OTFC, and FENTORA. Coupons increased period over period as a result of increased utilization for the NUVIGIL coupon programs, partially offset by the termination of the PROVIGIL coupon program in the second quarter of 2009 and reductions in FENTORA coupon programs.

        Medicaid discounts increased for the year ended December 31, 2010 as compared to the year ended December 31, 2009 due to higher rebate rates for certain of our products resulting from product price increases in May 2010 and November 2009 and the $16.4 million effect from the recently-enacted U.S. health care reform law, which increased reimbursement rates from 15.1 to 23.1 percent, extended Medicaid rebates to managed care organizations and increased Public Health Service pricing discounts. Managed care and governmental contracts increased for the year ended December 31, 2010 as compared to the year ended December 31, 2009 due to increases in Federal Chargebacks from increases in sales of PROVIGIL and TREANDA and an increase in our DOD Tricare expense. In the future, we expect product sales allowances as a percentage of gross sales to trend upward due to the impact of price increases on Medicaid discounts and the effect of the recently-enacted U.S. health care reform law.

	Year Ended December 31,
	2010	2009	Change	% Change
Cost of sales	$577,863	$398,837	$179,026	45%
Research and development	439,995	395,431	44,564	11
Selling, general and administrative	958,404	822,052	136,352	17
Change in fair value of contingent consideration	6,519	—	6,519	100
Restructuring charges	10,719	13,825	(3,106)	(22)
Impairment charge	—	182,080	(182,080)	(100)
Acquired in-process research and development	100,000	46,118	53,882	117

	$2,093,500	$1,858,343	$235,157	13%

        Cost of Sales—The cost of sales was 21% of net sales for the year ended December 31, 2010 and 19% of net sales for the year ended December 31, 2009. The increase in the cost of sales for the year ended December 31, 2010 was primarily due to Mepha, including $10.5 million in nonrecurring amortization of the revaluation of their inventory to fair value upon acquisition. In 2010 we increased the reserve for excess modafinil purchase commitments by $9.4 million. In 2009, we recognized a $3.5 million net gain in connection with a reduction of our excess modafinil purchase commitments reserve as the result of an agreement made with one of our modafinil suppliers. Changes in foreign exchange rates versus the U.S. dollar caused a decrease of approximately 3% or $5.3 million in European expenses as compared to the year ended December 31, 2009. For the years ended December 31, 2010 and 2009, we recognized $119.6 million and $97.5 million of amortization expense included in cost of sales, respectively. Amortization expense increased $22.1 million primarily due to the increases in amortization recognized in connection with the acquisition of Mepha, Arana Therapeutics Limited ("Arana") and VOGALENE/VOGALIB. We recorded accelerated depreciation charges of $15.1 million and $19.0 million in 2010 and 2009, respectively.

        Research and Development Expenses—Research and development expenses increased $44.6 million, or 11%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. We experienced increased R&D expenditures from Mepha and Cephalon Australia as well as an increase in clinical trial activity. For the year ended December 31, 2010 and 2009, we recognized $24.1 million and $27.3 million, respectively, of depreciation expense included in research and development expenses.

        Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $136.4 million, or 17%, for the year ended December 31, 2010 as compared to the year ended

December 31, 2009, primarily due the inclusion of Mepha expenses and associated integration and transaction costs, increased legal expenditures, and increased selling and marketing expenses associated with NUVIGIL, offset by lower selling and marketing expenses associated with PROVIGIL and AMRIX. Changes in foreign exchange rates versus the U.S. dollar caused a decrease of approximately 3% or $6.9 million increase in European expenses as compared to the year ended December 31, 2009. For the year ended December 31, 2010 and 2009, we recognized $30.6 million and $25.6 million, respectively, of depreciation expense included in selling general and administrative expenses.

        Change in fair value of contingent consideration—For the year ended December 31, 2010, we recorded a $6.5 million charge for the change in fair value on Ception and BDC contingent consideration. Changes in fair value during 2010 reflect changes in our risk adjusted discount rate and accretion related to the passage of time as development work towards the achievement of the milestones progresses since the acquisition of the noncontrolling interest in Ception in April 2010 and BDC in November 2010.

        Restructuring charges—For the year ended December 31, 2010 and 2009, we recorded $10.7 million and $13.8 million, respectively, related to our restructuring plan to consolidate certain manufacturing and research and development activities primarily within our U.S. locations. These charges primarily consist of costs associated with the transfer of technology and severance for employees who have or are expected to be terminated as a result of this restructuring plan. For additional information, please see Note 3 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

        Impairment charges—For the year ended December 31, 2009, we recorded a $182.1 million impairment charge consisting of the reduction of our estimate of future cash flows from an eosinophilic esophagitis ("EoE") indication for CINQUIL of $175.0 million to reduce the associated intangible asset carrying value to its revised estimated fair value in November 2009, and a $7.1 million impairment charge to write-down our investment in SymBio Pharmaceuticals Limited ("SymBio") to fair value.

        Acquired in-process research and development—For the year ended December 31, 2010, we incurred $100.0 million for worldwide license rights to Mesoblast's proprietary technology platform. For the year ended December 31, 2009, we incurred expenses of:

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

  •
  $0.8 million in exchange for the exclusive sublicense to bendamustine hydrochloride in China and Hong Kong, acquired from SymBio; and

  •
  $6.0 million in exchange for license rights to certain of XOMA Ltd.'s proprietary antibody library materials.

	Year ended December 31,
	2010	2009	Change	% Change
Interest income	$5,326	$5,263	$63	1%
Interest expense	(99,257)	(90,336)	(8,921)	10
Change in fair value of investments	7,931	—	7,931	100
Other income (expense), net	(12,758)	40,515	(53,273)	(131)

	$(98,758)	$(44,558)	$(54,200)	122%

        Other Income (Expense)—Other income (expense) increased $54.2 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The change in expenses was attributable to the following factors:

  •
  an $8.9 million increase in interest expense due to the recognition of interest related to our 2.5% convertible senior subordinated notes due May 1, 2014, offset by a reversal of interest related to uncertain tax positions and the redemption of the Zero Coupon Notes in June 2010;

  •
  a $7.9 million change in the fair value of our investments primarily due to the $12.0 million change in fair value of our Mesoblast investment for which we have elected the fair value option and the investees stock prices have increased since the date of our investment, offset by a $4.1 million decline in the fair value of our ChemGenex investment and purchase option; and

  •
  a $53.3 million decrease in other income (expense), net due to the following:

  •
  In 2010,

  •
  $2.0 million gain on foreign exchange contracts used to protect against currency fluctuations related to our acquisition of Mesoblast;

  •
  $6.5 million proceeds received in a settlement;

  •
  $2.5 million loss on foreign exchange of Swiss Franc acquisition funds;

  •
  $9.1 million loss on foreign exchange contracts used to protect against currency fluctuations related to our acquisition of Mepha; and

  •
  $9.6 million in foreign exchange losses resulting from fluctuations in European currencies during the period.

  •
  In 2009,

  •
  $6.6 million gain on pre-bid Arana holdings;

  •
  $2.8 million loss on Arana contingent consideration (90% ownership incentive payment);

  •
  $10.0 million gain on the excess of Arana net assets over consideration;

  •
  $19.0 million gains on foreign exchange derivative instruments;

  •
  $1.6 million of dividend income from Arana; and

  •
  $6.1 million in foreign exchange gains primarily associated with holding Australian dollars in connection with our Arana transaction.

	Year Ended December 31,
	2010	2009	Change	% Change
Income tax expense	$201,116	$78,680	$122,436	156%

        Income Taxes—For the year ended December 31, 2010, we recognized $201.1 million of income tax expense on income before taxes of $618.8 million, resulting in an overall effective tax rate of 32.5 percent. For the year ended December 31, 2010, we have recognized a net tax benefit of $1.9 million related to the settlement of the 2006-2007 IRS and 2006-2008 French audits. For the year ended December 31, 2009 we recognized $78.7 million of income tax expense on income before income taxes of $289.4 million, resulting in an overall effective tax rate of 27.2%. A tax benefit of $74.2 million associated with the impairment charge of the Ception product rights intangible asset was recognized during 2009. In August 2009 we recognized an additional tax benefit of $13.8 million over the benefits recorded at December 31, 2008, due to our closing agreement with the IRS in which both parties agreed that the nondeductible punitive portion of the settlement agreement with the U.S. Attorney's Office is $152.3 million.

	Year Ended December 31,
	2010	2009	Change	% Change
Net loss attributable to noncontrolling interest	$8,062	$131,900	$(123,838)	(94)%

        Noncontrolling Interest—For the year ended December 31, 2010, we recorded a loss attributable to noncontrolling interest of $8.1 million, related to our investment in pre-acquisition BDC, pre-acquisition Ception and Mepha Pharma AG. Ception and BDC noncontrolling interests were acquired in the second quarter and fourth quarter of 2010, respectively. For the year ended December 31, 2009, we recorded a loss attributable to noncontrolling interest of $131.9 million, related to our investment in Ception, Acusphere Inc. ("Acusphere"), BDC and Arana. In 2009, this value includes the $100.8 million net impact consisting of the $175.0 million Ception product rights impairment charge, offset by an associated $74.2 million deferred tax benefit. Arana, Ception and BDC became wholly owned subsidiaries in August 2009, April 2010 and November 2010, respectively. Acusphere was deconsolidated in June 2009. For additional information, please see Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Year ended December 31, 2009 compared to year ended December 31, 2008:

	Year Ended December 31,
							% Increase (Decrease)
	2009			2008
	United States	Europe	Total	United States	Europe	Total	United States	Europe	Total
Sales:
CNS
Proprietary CNS
PROVIGIL*	$961,070	$63,618	$1,024,688	$924,986	$63,432	$988,418	4%	—%	4%
NUVIGIL**	73,391	—	73,391	—	—	—	100	—	100
GABITRIL	51,100	5,386	56,486	52,441	8,256	60,697	(3)	(35)	(7)
Other Proprietary CNS	—	13,292	13,292	—	13,624	13,624	—	(2)	(2)
Generic CNS	—	10,785	10,785	—	16,315	16,315	—	(34)	(34)

CNS	1,085,561	93,081	1,178,642	977,427	101,627	1,079,054	11	(8)	9
Pain
Proprietary Pain
FENTORA***	136,563	4,114	140,677	155,246	—	155,246	(12)	100	(9)
AMRIX	114,435	—	114,435	73,641	—	73,641	55	—	55
Other Proprietary Pain	—	267	267	—	331	331	—	(19)	(19)
Generic Pain
ACTIQ	75,418	71,527	146,945	105,351	71,170	176,521	(28)	1	(17)
Generic OTFC	83,032	—	83,032	95,760	—	95,760	(13)	—	(13)
Other Generic Pain	—	8,954	8,954	—	7,765	7,765	—	15	15

Pain	409,448	84,862	494,310	429,998	79,266	509,264	(5)	7	(3)
Oncology
Proprietary Oncology
TREANDA	222,112	—	222,112	75,132	—	75,132	196	—	196
Other Proprietary Oncology	18,281	75,360	93,641	18,566	70,295	88,861	(2)	7	5
Generic Oncology	—	20,940	20,940	—	22,461	22,461	—	(7)	(7)

Oncology	240,393	96,300	336,693	93,698	92,756	186,454	157	4	81
Other
Other Proprietary	17,545	—	17,545	34,397	—	34,397	(49)	—	(49)
Other Genericx	15,436	108,922	124,358	15,270	119,025	134,295	1	(8)	(7)

Other	32,981	108,922	141,903	49,667	119,025	168,692	(34)	(8)	(16)

Total Net Sales	1,768,383	383,165	2,151,548	1,550,790	392,674	1,943,464	14	(2)	11
Other Revenues	39,846	914	40,760	29,546	1,544	31,090	35	(41)	31

Total Revenues	$1,808,229	$384,079	$2,192,308	$1,580,336	$394,218	$1,974,554	14%	(3)%	11%

Europe—Primarily Europe, Middle East and Africa

Proprietary products are products which are sold under patent coverage.

Generic products are products sold without patent coverage in the primary sales territory. Patent coverage may exist in other territories.

*
Marketed under the name MODIODAL® (modafinil) in France and under the name VIGIL® (modafinil) in Germany.

**
Launched in June 2009.

***
Marketed under the name EFFENTORA® (fentanyl buccal tablet) in Europe.

  Total net sales:

					% Increase (Decrease) due to Mergers & Acquisitions
	Year ended December 31,			% Increase (Decrease) due to Currency		% Increase (Decrease) due to Operations
			% Increase (Decrease)
	2009	2008
United States	$1,768,383	$1,550,790	14%	—%	—%	14%
Europe	383,165	392,674	(2)%	(8)%	—%	6%

	$2,151,548	$1,943,464	11%	(1)%	—%	12%

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

  •
  In CNS, net sales increased 9 percent. Net sales of NUVIGIL, launched in June 2009, contributed to an 8% increase in CNS sales in the U.S., while PROVIGIL net sales in the U.S. increased by 4% due to price increases in 2008 and 2009, partially offset by a decline in unit sales due to the introduction of NUVIGIL and the transition of our marketing support from PROVIGIL to NUVIGIL. European net sales of PROVIGIL remained constant, as the unfavorable effect of exchange rates offset an increase in unit sales attributable to increased promotional efforts. Net sales of GABITRIL, a non-promoted product, decreased 3% in the U.S. and 35% in Europe.

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

  •
  Other proprietary and generic net sales, which consist primarily of net sales of other products and certain third party products, decreased 16 percent, primarily due to the November 2008 termination of our agreement with Alkermes, Inc. and the unfavorable effect of exchange rate changes on our other products sold in Europe.

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

	Year Ended December 31,
	2009	2008	Change	% Change
Other income (expense):
Interest income	$5,263	$16,901	$(11,638)	(69)%
Interest expense	(90,336)	(75,233)	(15,103)	20
Other income (expense), net	40,515	7,880	32,635	414

	$(44,558)	$(50,452)	$5,894	(12)%

        Other income (expense)—Other income (expense) decreased $5.9 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The decrease was attributable to the following factors:

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

  •
  a $32.6 million increase in other income due to the following:

  •
  $6.6 million gain on pre-bid Arana holdings;

  •
  $2.8 million loss on Arana contingent consideration (90% ownership incentive payment);

  •
  $10.0 million gain on the excess of Arana net assets over consideration;

  •
  $19.0 million gains on foreign exchange derivative instruments; and

  •
  $0.2 million decrease in foreign exchange gains.

	Year Ended December 31,
	2009	2008	Change	% Change
Income tax expense (benefit)	$78,680	$(37,819)	$116,499	308%

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

LIQUIDITY AND CAPITAL RESOURCES
(In thousands, except per share data)

	As of December 31,
	2010	2009	2008
Financial assets:
Cash and cash equivalents	$1,160,239	$1,647,635	$524,459

Debt and Redeemable Equity:
Current portion of long-term debt—convertible notes	$820,000	$1,019,968	$1,019,888
Current portion of long-term debt discount—convertible notes	(170,183)	(207,307)	(248,403)
Current portion of long-term debt—other debt	2,180	6,264	10,133
Long-term debt—convertible notes	500,000	500,000	—
Long-term debt discount—convertible notes	(111,357)	(137,907)	—
Long-term debt—other debt	2,773	1,603	3,692
Redeemable equity	170,183	207,307	248,403

Total debt and redeemable equity	$1,213,596	$1,389,928	$1,033,713

Select measures of liquidity and capital resources:
Working capital surplus	$934,960	$1,227,993	$156,410
Total cash, cash equivalents and short-term investments as a percentage of total assets	24%	35%	17%

	Year Ended December 31,
	2010	2009	2008
Change in cash and cash equivalents
Net cash provided by operating activities	$781,757	$681,351	$(1,877)
Net cash used for investing activities	(760,962)	(258,089)	(108,138)
Net cash provided by (used for) financing activities	(515,861)	681,413	(172,894)
Effect of exchange rate changes on cash and cash equivalents	7,670	18,501	(11,301)

Net increase (decrease) in cash and cash equivalents	$(487,396)	$1,123,176	$(294,210)

        Our working capital surplus is calculated as current assets less current liabilities. The fluctuation in the working capital surplus between the three periods was primarily driven by the acquisition of Mepha, BDC and Ception in 2010 and Arana in 2009, our collaboration and investment in Mesoblast in 2010, the redemption of our 2010 and 2008 Zero Coupon Notes in 2010 and 2008, respectively, our equity and 2.5% Notes issuances in 2009, the 2008 payment to the U.S. Attorney's Office for $425.0 million and the convertible nature of our notes over all periods. Our convertible notes contain conversion terms that will impact whether these notes are classified as current or long-term liabilities and consequently affect our working capital position.

        On August 15, 2008, we established a $200 million, three-year revolving credit facility (the "Credit Agreement") with JP Morgan Chase Bank, N.A. and certain other lenders. The credit facility is available for letters of credit, working capital and general corporate purposes and is guaranteed by certain of our domestic subsidiaries. The Credit Agreement contains customary covenants, including but not limited to covenants related to total debt to Consolidated EBITDA (as defined in the Credit Agreement), senior debt to Consolidated EBITDA, interest expense coverage and limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, and transactions with affiliates. As of the date of filing of this Annual Report on Form 10-K, we have not drawn any amounts under the credit facility. We expect to renew or replace the credit facility prior to its expiration in 2011.

Net Cash Provided by (Used for) Operating Activities

        For all periods presented, cash provided by operating activities is driven by income from sales of our products offset by the timing of receipts and payments in the ordinary course of business.

        Net cash provided by operating activities was $781.8 million in 2010 as compared to $681.4 million in 2009. The change is primarily attributable to increased net product sales. Also included within cash provided by operating activities in 2010 and 2009 are payments recorded as in-process research and development including in 2010, $100.0 million for a worldwide license to Mesoblast's proprietary technology platform, and in 2009, $30.0 million in exchange for the exclusive, worldwide license rights to LUPUZOR, acquired from Immupharma and $0.8 million in exchange for the license rights to bedamustine hydrochloride in China and Hong Kong.

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

        Material non-cash items impacting 2009 cash flows from operating activities include a $182.1 million impairment charge consisting of the reduction of our estimate of future cash flows from an eosinophilic esophagitis indication for CINQUIL of $175.0 million to reduce the associated intangible asset carrying value to its revised estimated fair value in November 2009, and a $7.1 million impairment charge to write-down our investment in SymBio to fair value.

Net Cash Used for Investing Activities

        Cash used for investing activities primarily relates to acquisitions of business, technologies, products and product rights and funds used for capital expenditures in property and equipment. These uses of cash are offset by sales and maturities of investments associated with our portfolio of available-for-sale investments.

        Net cash used for investing activities was $761.0 million in 2010 as compared to $258.1 million in 2009. The increase in cash used between periods is primarily attributable to:

  •
  $549.5 million paid in conjunction with our acquisition of Mepha, net of cash acquired;

  •
  $133.9 million paid in conjunction with our investment in Mesoblast;

  •
  $14.8 million paid in conjunction with our investment in ChemGenex Notes;

  •
  $9.5 million of funds used to settle foreign exchange contracts; and

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

  •
  an increase in cash used on intangible asset expenditures of $28.3 million. During 2009, we paid $53.3 million for the rights to VOGALENE® (metopimazine) and VOGALIB® (metopimazine) in France. During 2008, we paid a $25.0 million milestone paid upon the initial FDA approval of TREANDA; and

  •
  an increase of $117.4 million in sales and maturities of available-for-sale investments as a result of transferring our portfolio of investments into cash and cash equivalents with an original maturity less than 90 days.

Net Cash Provided by (Used for) Financing Activities

        Net cash used for financing activities was $515.9 million in 2010 as compared to net cash provided by financing activities of 681.4 million in 2009.

        During the second quarter of 2010, holders who converted their 2010 Notes received from us an aggregate of $170.2 million in cash. The 2010 Notes that were not converted were redeemed by us or tendered by the holder to us for cash of $29.4 million.

        In April 2010, we paid $299.3 million to acquire the Ception noncontrolling interest. In November 2010, we paid $16.3 million to acquire the BDC noncontrolling interest.

        Cash provided by financing activities during 2009 primarily relates to proceeds received from the issuance of common stock and convertible debt. On May 27, 2009, we issued an aggregate of 5,000,000 shares of common stock, resulting in net cash proceeds of $288.0 million. Also on May 27, 2009, we issued through a public offering $500.0 million aggregate principal amount of 2.5% convertible senior subordinated notes due May 1, 2014 (the "2.5% Notes"). Concurrent with the offering of the 2.5% Notes in May 2009, we purchased a convertible note hedge from Deutsche Bank AG ("DB") at a cost of $121.0 million and sold to DB warrants to purchase an aggregate of 7,246,377 shares of our common stock and received net proceeds from the sale of these warrants of $37.6 million. For more information, see Note 14 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

        All periods presented also reflect proceeds received from the exercise of stock options which will vary from period to period primarily due to fluctuations in the market value of our stock relative to the exercise price of such options.

Commitments and Contingencies

  —Legal Proceedings

        For a description of legal proceedings, see Note 18 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

  —Other Commitments and Contingencies

        The following table summarizes our obligations to make future payments under current contracts:

	Payments due by period
Contractual obligations	Total	2011	2012 and 2013	2014 and 2015	2016 and thereafter
Convertible notes*	$1,320,000	$820,000	$—	$500,000	$—
Purchase obligations	93,579	75,488	5,551	5,411	7,129
Capital lease and debt obligations	4,954	2,180	1,897	548	329
Interest payments on debt	117,061	29,085	57,978	29,885	113
Operating leases	95,645	23,139	35,057	19,274	18,175
Projected pension contributions	41,152	3,499	6,713	9,742	21,198

Total contractual obligations	$1,672,391	$953,391	$107,196	$564,860	$46,944

*
This value excludes the equity component of our convertible notes attributable to debt discount. The debt discount values associated with the convertible notes at December 31, 2010 total $281,540.

        As of December 31, 2010, our 2.0% Notes are convertible because the closing price of our common stock on that date was higher than the restricted conversion prices of these notes. As a result, our 2.0% Notes have been classified as current liabilities on our consolidated balance sheet as of December 31, 2010 and are therefore included under the 2011 column in the table above. For a discussion of our obligations under our convertible notes, please see Note 14 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

        In addition to the above, we have committed to make potential future "milestone" payments to third parties as part of our in-licensing and development programs primarily in the area of research and development agreements. Payments generally become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable, we have not recorded a liability on our balance sheet for any such contingencies, with the exception of the contingent consideration recorded upon acquisition of Ception and BDC noncontrolling interests, which have been recorded as a liability and are revalued quarterly or more frequently, if necessary. As of December 31, 2010, the fair value of the contingent consideration liability for Ception and BDC was $102.9 million and $32.3 million, respectively. As of December 31, 2010, the potential milestone, option exercise payments and other contingency payments due under current contractual agreements are $3.2 billion, including Ception and BDC. This value includes $1.7 billion associated with our Mesoblast transaction. For additional details, please see Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

        The table above excludes (i) our non-current liability for net unrecognized tax benefits, which totaled $20.9 million as of December 31, 2010, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities and (ii) contractual obligations of our variable interest entities for intellectual property rights, equipment financing, construction financing and lease obligations as our variable interest entities creditors have no recourse to the general credit of Cephalon.

Outlook

        We expect to use our cash, cash equivalents, credit facility and investments for working capital and general corporate purposes, the acquisition of businesses, products, product rights, technologies, property, plant and equipment, the payment of contractual obligations, including scheduled interest payments on our convertible notes and regulatory or sales milestones that may become due, and/or the purchase, redemption or retirement of our convertible notes. We expect that net sales of our currently marketed products should allow us to continue to generate positive operating cash flow in 2011. While we anticipate generic competition to PROVIGIL in 2012, which will negatively impact net earnings and cash flow from operations, we expect to generate positive operating cash flow in 2012 as well, absent significant cash requirements for acquisitions or otherwise. However, there is uncertainty regarding the effect of certain developments on our anticipated rate of sales in 2012 and beyond, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our product candidates and new indications for existing products.

        Based on our current level of operations, projected sales of our existing products, and estimated sales from our product candidates, if approved, combined with other revenues and interest income, we also believe that we will be able to service our existing debt and meet our capital expenditure and working capital requirements in the near term. We do not expect any material changes in our capital expenditure spending during 2011. However, we cannot be sure that our anticipated revenue growth in 2011 will be realized or that we will continue to generate significant positive cash flow from operations. We may need to obtain additional funding for future significant strategic transactions, to repay our outstanding indebtedness, particularly if such indebtedness is presented for conversion by holders (see "—Indebtedness" below), or for our future operational needs, and we cannot be certain that funding will be available on terms acceptable to us, or at all.

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

U.S. Health Care Reform

        In 2010, the U.S. health care reform law has resulted in a negative impact on net sales of $18.1 million. In 2011, we expect that the increase of the Medicaid rebate to 23.1%, combined with the extension of rebates to Medicaid Managed Care Organizations and the incremental increase in PHS pricing discounts will, assuming no material changes in our product mix, have an impact of between $22 - $26 million. We also expect that we will be negatively affected by other provisions of the health reform law to be implemented in 2011, including:

  •
  To expand Medicare Part D coverage, pharmaceutical companies will provide a 50% discount (increasing to 75% by 2020) for all Part D branded pharmaceutical products for Medicare beneficiaries in the coverage gap (commonly referred to as the "Doughnut Hole"); and

  •
  Branded pharmaceutical companies will pay an annual fee based on all prior year product sales to U.S. government programs (such as TriCare, Medicaid, and Medicare Part D).

        Based on our current understanding of these provisions and on expected product mix, we expect the Medicare Part D coverage provision to total between $10 - 12 million and the annual fee to total between $9 - 12 million in 2011. The U.S. government is currently drafting rules and regulations regarding these and many other of the law's provisions, which, once finalized, will provide further guidance regarding the full extent of the effects of the U.S. health reform law on our business. We also anticipate that one of the positive effects of this law is that, beginning in 2014, more patients will become insured, providing, from the patient's standpoint, greater and more cost-effective access to our products. The benefits of this law upon our business are currently not estimable.

Marketed Products and Product Candidates

        Sales growth of our wakefulness products depends, in part, on the continued effectiveness of the various settlement agreements we entered into in late 2005 and early 2006, as well as our maintenance of protection in the United States and abroad of the modafinil particle-size patent through its expiration beginning in 2014 and our NUVIGIL polymorph patent through its expiration beginning in 2023. See Note 18 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. During 2010 we experienced a 30% decline in prescriptions of PROVIGIL over the prior year, respectively. Growth of our wakefulness product sales in the future may depend in part on our ability to build upon the June 2009 launch of NUVIGIL in the U.S., on our ability to secure additional indications for NUVIGIL, and on the strength of the patents covering NUVIGIL, particularly in light of the ANDAs filed by several generic manufacturers.

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

        Our future growth also depends, in part, on our ability to successfully market FENTORA within its current indication and to secure FDA approval of a new broader label indication for the product outside of breakthrough cancer pain. In November 2007, we submitted an sNDA to the FDA seeking approval to market FENTORA for the management of breakthrough pain in opioid tolerant patients with chronic pain conditions. In early April 2009, we submitted a Risk Evaluation and Mitigation Strategy (the "REMS Program") with respect to FENTORA. Subject to the timing and nature of further discussions with the FDA, we expect to receive a response from the FDA regarding the FENTORA REMS Program in the first half of 2011. Growth of FENTORA sales will also depend in part on the strength of the patents covering the product, particularly in light of the ANDAs filed by Watson, Barr and Sandoz, and a positive decision from the May 2010 trial related to the Watson ANDA which decision is expected at any time. For more information regarding our FENTORA REMS Program, please see Part I, Item 1 "Pain—FENTORA" of this Annual Report on Form 10-K.

Clinical Studies

        Over the past few years, we have incurred significant expenditures related to conducting clinical studies to develop new pharmaceutical products and to explore the utility of our existing products in treating disorders beyond those currently approved in their respective labels. In 2011, we expect to continue to incur significant levels of research and development expenditures. We also expect to continue or begin a number of significant clinical programs including: clinical studies evaluating TREANDA as a treatment for front-line NHL; clinical studies evaluating LUPUZOR for the treatment of systemic lupus erythematosus; clinical studies evaluating CINQUIL for the treatment of eosonophilic asthma; clinical studies of tamper-resistant hydrocodone for the treatment of chronic pain; clinical programs with respect to certain oncology and inflammatory diseases; and clinical program with NUVIGIL focused on adjunctive treatment for bi-polar depression. As part of our strategic alliance with Mesoblast Ltd., we will also begin work on our clinical programs for mesynchymal precursor cells to treat congestive heart failure and acute myocardial infarction and our clinical program for cord blood expansion.

Manufacturing, Selling and Marketing Efforts

        In 2011, we expect to continue to incur significant expenditures associated with manufacturing, selling and marketing our products. In 2011, we expect to complete a capital expenditure project related to the transfer of manufacturing activities from our facility in Eden Prairie, Minnesota to our facility in Salt Lake City, Utah. In the third quarter 2010, we sold the Eden Prarie facility and certain associated equipment for proceeds of $4.7 million. Pursuant to the sale agreement, we are leasing the Eden Prarie facility from the buyer until December 2011.

        Over the past few years, we have developed a manufacturing process for the active pharmaceutical ingredient in NUVIGIL that is more cost effective than our prior process of separating modafinil into armodafinil. As a result of using this new process coupled with the launch of NUVIGIL, we reassess, as needed, the potential impact of these items on certain of our existing agreements to purchase modafinil and reserve for purchase commitments in excess of current expected need. For more information regarding modafinil purchase commitments, please see Note 9 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference. In the second quarter of 2010, we reassessed our future modafinil needs and recorded a $9.4 million adjustment which increased the excess commitment reserve as well as a reserve for inventory on-hand of $7.6 million. As of December 31, 2010, our aggregate future purchase commitments remaining totaled $8.6 million and are fully reserved.

        We have also initiated a search for a potential acquiror of our manufacturing facility in Mitry-Mory, France where we produce modafinil. As of December 31, 2010, we had $6.5 million of property and equipment related to the Mitry-Mory facility included on our balance sheet. The resolution of these assessments could have a negative impact on our results of operations in future periods.

Indebtedness

        We have significant indebtedness outstanding, consisting principally of indebtedness on convertible subordinated notes. The following table summarizes the principal terms of our most significant convertible subordinated notes outstanding as of December 31, 2010:

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

**
Stated conversion prices as per the terms of the notes. However, each convertible note contains certain terms restricting a holder's ability to convert the notes, including that a holder may only convert if the closing price of our stock on the day prior to conversion is higher than $56.04. For a more complete description of these notes, including the associated convertible note hedge, please see Note 14 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

        During the second quarter of 2010, we delivered a notice of redemption to the holders of our Zero Coupon Notes first putable June 2010 (the "2010 Notes"). All outstanding 2010 Notes were redeemed, converted or tendered in June 2010. For more information regarding these matters, please see Note 14 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

        As of December 31, 2010, our closing stock price was $61.72, and therefore the 2.0% Notes were convertible as of December 31, 2010. Under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. As of the filing date of this Annual Report on Form 10-K, we do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, other than the restrictive covenants contained in our credit agreement, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time. If we do not have sufficient funds available to repay any principal balance of notes presented for conversion, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

        As of December 31, 2010, our 2.0% Notes have been classified as current liabilities on our consolidated balance sheet. See Note 14 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for summary of our convertible debt, note hedge and call warrant. As of February 4, 2011, the fair value of the 2.0% Notes is greater than the value of the shares into which such notes are convertible. We believe that the share price of our common stock would have to significantly increase over the market price as of the filing date of this report before the fair value of the convertible notes would be less than the value of the common stock shares underlying the notes and, as such, we believe it is highly unlikely that holders of the 2.0% Notes will present significant amounts of such notes for conversion under the current terms. In the unlikely event that a significant conversion did occur, we believe that we have the ability to raise sufficient cash to repay the principal amounts due through a combination of utilizing our existing cash on hand, accessing our credit facility, raising money in the capital markets or selling our note hedge instruments for cash.

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

        On August 15, 2008, we established a $200 million, three-year revolving credit facility with JP Morgan Chase Bank, N.A. and certain other lenders. The credit facility is available for letters of credit, working capital and general corporate purposes and is guaranteed by certain of our domestic subsidiaries. The credit agreement contains customary borrowing conditions and covenants, including but not limited to covenants related to total debt to Consolidated EBITDA (as defined in the credit agreement), senior debt to Consolidated EBITDA, interest expense coverage and limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, and transactions with affiliates. As of the date of this filing, we have not drawn any amounts under the credit facility. We expect to renew or replace the credit facility prior to its expiration in 2011.

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

        Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements for the year ended December 31, 2010 included in Part II, Item 8 of this Annual Report on Form 10-K. The Securities and Exchange Commission defines critical accounting policies as those that are, in management's view, most important to the portrayal of the company's financial condition and results of operations and most demanding of their judgment. Management considers the following policies to be critical to an understanding of our consolidated financial statements and the uncertainties associated with the complex judgments made by us that could impact our results of operations, financial position and cash flows.

        Revenue recognition—In the United States, we sell our proprietary products to pharmaceutical wholesalers, the largest three of which account for 71% of our total consolidated gross sales for the year ended December 31, 2010. Decisions made by these wholesalers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) may have materially affected the level of our sales in any particular period and thus our sales may not correlate to the number of prescriptions written for our products as reported by IMS Health.

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

        We recognize revenue on new product launches when sales returns can be reasonably estimated and all other revenue recognition requirements have been met. When determining if returns can be estimated, we consider actual returns of similar products as well as sales returns with similar customers. In cases in which a new product is not an extension of an existing line of product or where we have no history of experience with products in a similar therapeutic category such that we can not estimate expected returns of the new product, we defer recognition of revenue until the product has sold through the supply chain so that the right of return no longer exists or until we have developed sufficient historical experience to estimate sales returns. In developing estimates for sales returns, we consider inventory levels in the distribution channel, shelf life of the product and expected demand based on market data and prescriptions.

        As of December 31, 2010, we received information from substantially all of our U.S. wholesaler customers about the levels of inventory they held for our U.S. branded products. Based on this information, which we have not independently verified, we believe that total inventory held at these wholesalers is approximately two to three weeks supply of our U.S. branded products at our current sales levels. As of our most recent retail inventory survey in June 2010, our generic OTFC inventory held at wholesalers and retailers is approximately three months. We do not expect that potential future fluctuations in inventory levels of generic OTFC held by retailers will have a significant impact on our financial position and results of operations.

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

        2)    Wholesaler discounts—We have distribution service agreements with a number of our wholesaler customers that provide our wholesalers with the opportunity to earn up to 2% in additional discounts in exchange for the performance of certain services. We have therefore recorded a provision equal to 2% of U.S. gross sales for the twelve months ended December 31, 2010, less inventory appreciation adjustments for 2010 price increases. In addition, at our discretion, we may provide additional discounts to wholesalers such as the additional discount offered to wholesalers on initial stocking orders. Actual discounts provided could therefore exceed historical experience and our estimates of expected discounts. If these discounts were to increase by 1.0% of 2010 gross sales from our proprietary products marketed in the U.S., then an additional provision of $23.7 million would result.

        3)    Returns—Customers can return short-dated or expired product that meets the guidelines set forth in our return goods policy. Product shelf life from the date of manufacture for NUVIGIL is three to four years, depending on packaging, PROVIGIL is four to five years, depending on packaging, AMRIX is four years, GABITRIL is two to three years, depending on packaging, and ACTIQ is two years and FENTORA is two to three years, depending on packaging. Returns are accepted from wholesalers and retail pharmacies. Wholesaler customers can return short dated product with six months or less shelf life remaining and expired product within twelve months following the expiration date. Retail pharmacies are not permitted to return short-dated product but can return full or partial quantities of expired product only within twelve months following the expiration date. We base our estimates of product returns for each of our products on the percentage of returns that we have experienced historically. Notwithstanding this, we may adjust our estimate of product returns if we are aware of other factors that we believe could meaningfully impact our expected return percentages. These factors could include, among others, our estimates of inventory levels of our products in the distribution channel, known sales trends and existing or anticipated competitive market forces such as product entrants and/or pricing changes.

        For the year ended December 31, 2010, we recorded a provision for returns at a weighted average rate of 1.1% of gross sales, which is a decrease over our prior year return percentages. If the returns provision percentage were to increase by 0.5% of 2010 gross sales from our proprietary products marketed in the U.S., then an additional provision of $11.9 million would result.

        Based on fourth quarter net sales, we believe an estimate of our maximum exposure for potential returns related to product in our total supply pipeline as of December 31, 2010 is $346.3 million.

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

        For the year ended December 31, 2010, we recorded a provision for coupons at a weighted average rate of 1.2% of gross sales. Actual coupon usage could exceed historical experience and our estimates of expected future coupon activity. If the coupons provision percentage were to increase by 0.5% of 2010 gross sales from our proprietary products marketed in the U.S., then an additional provision of $11.9 million would result.

        5)    Medicaid discounts—We record accruals for rebates to be provided through governmental rebate programs, such as the Medicaid Drug Rebate Program, as a reduction of sales when product is sold. These reductions are based on historical rebate amounts and trends of sales eligible for these governmental programs for a period, as well as any expected changes to the trends of our total product sales. In addition, we estimate the expected unit rebate amounts to be used and adjust our rebate accruals based on the expected changes in rebate pricing. Rebate amounts are generally invoiced and paid quarterly in arrears, so that our accrual consists of an estimate of the amount expected to be incurred for the current quarter's activity, plus an accrual for prior quarters' unpaid rebates and an accrual for inventory in the distribution channel. Our accrual also includes estimates of unpaid rebates resulting from provisions of the Patient Protection and Affordable Care Act which extended Medicaid rebates to drugs supplied to enrollees of Medicaid managed care organizations.

        For the year ended December 31, 2010, we recorded a provision for Medicaid discounts at a weighted average rate of 2.5% of gross sales. Actual Medicaid discounts could exceed historical experience and our estimates of expected future Medicaid patient activity or unit rebate amounts. If the Medicaid discounts provision percentage were to increase by 0.5% of 2010 gross sales from our proprietary products marketed in the U.S., then an additional provision of $11.9 million would result.

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

        For the year ended December 31, 2010, we recorded a provision for managed care and governmental contracts at a weighted average rate of 5.3% of gross sales. Actual chargebacks and rebates could exceed historical experience and our estimates of expected future participation in these programs. If the chargebacks and rebates provision percentage were to increase by 0.5% of 2010 gross sales from our proprietary products marketed in the U.S., then an additional provision of $11.9 million would result.

        The following table summarizes activity in each of the above categories for the years ended December 31, 2009 and 2010:

	Prompt Payment Discounts	Wholesaler Discounts	Returns*	Coupons	Medicaid Discounts	Managed Care & Governmental Contracts	Total
Balance at January 1, 2009	$(4,437)	$(7,988)	$(36,423)	$(6,098)	$(22,030)	$(48,641)	$(125,617)

Provision:
Current period	(42,814)	(21,137)	(37,226)	(32,367)	(42,741)	(114,740)	(291,025)
Prior periods	—	126	(26,454)	588	113	(1,114)	(26,741)

Total	(42,814)	(21,011)	(63,680)	(31,779)	(42,628)	(115,854)	(317,766)
Actual:
Current period	38,325	21,080	—	18,096	21,784	73,131	172,416
Prior periods	4,437	7,862	34,069	5,509	21,320	34,902	108,099

Total	42,762	28,942	34,069	23,605	43,104	108,033	280,515
Balance at December 31, 2009	$(4,489)	$(57)	$(66,034)	$(14,272)	$(21,554)	$(56,462)	$(162,868)

Provision:
Current period	(46,691)	(30,225)	(42,367)	(38,265)	(80,191)	(171,131)	(408,870)
Prior periods	—	1	6,531	863	1,085	101	8,581

Total	(46,691)	(30,224)	(35,836)	(37,402)	(79,106)	(171,030)	(400,289)
Actual:
Current period	41,756	20,676	—	28,138	39,227	126,627	256,424
Prior periods	4,489	56	19,985	13,408	19,666	35,269	92,873

Total	46,245	20,732	19,985	41,546	58,893	161,896	349,297
Balance at December 31, 2010	$(4,935)	$(9,549)	$(81,885)	$(10,128)	$(41,767)	$(65,596)	$(213,860)

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

        We expense pre-approval inventory unless we believe it is probable that the inventory will be saleable. We may have capitalized inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management's judgment of probable future commercial use and net realizable value. With respect to capitalization of unapproved product candidates, we seek to produce inventory in preparation for the launch of the product and in amounts sufficient to support forecasted initial market demand. Typically, capitalization of this inventory does not begin until the product candidate is considered to have a high probability of regulatory approval. This may occur when either the product candidate is in Phase III clinical trials or when it is a new formulation or dosage strength of a presently approved product for which we believe there is a high probability of receiving FDA approval. If we are aware of any specific risks or contingencies that are likely to impact the expected regulatory approval process or if there are any specific issues identified during the research process relating to safety, efficacy, manufacturing, marketing or labeling of the product candidate, we would not capitalize the related inventory.

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

        We have committed to make future minimum payments to third parties for certain raw material inventories. Over the past few years, we have developed a manufacturing process for the active pharmaceutical ingredient in NUVIGIL that is more cost effective than our prior process of separating modafinil into armodafinil. As a result of using this new process coupled with the launch of NUVIGIL, we reassess, as needed, the potential impact of these items on certain of our existing agreements to purchase modafinil and reserve for purchase commitments in excess of current expected need. Most recently, in 2010, we reassessed our future modafinil needs and recorded a $9.4 million adjustment which increased the excess commitment reserve as well as a reserve for inventory on-hand of $7.6 million. As of December 31, 2010, our aggregate future purchase commitments remaining totaled $8.6 million and are fully reserved. See Note 9 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

        Acquisition Related In Process Research and Development and Contingent Consideration —Effective January1, 2009, acquired businesses are accounted for using the acquisition method of accounting which requires that the purchase prices be allocated to net assets at their respective fair values. Any excess of the purchase price over estimated fair values of net assets is recorded as goodwill. Under the acquisition method, amounts allocated to acquired in process research and development and contingent consideration are recorded to the balance sheet at the date of acquisition at their respective fair values. The assumptions made in determining fair value assigned to acquired assets and liabilities as well as asset lives can materially impact the results of our operations.

        There are several methods that can be used to determine the fair value of assets acquired and liabilities assumed. For in process research and development, we typically use the "income method." This method begins with forecasted expected future cash flows and adjusts them to present value by applying a discount rate that reflects risk factors associated with the cash flow stream. Some of the more significant estimates and assumptions inherent in the fair value methods include amounts and timing of forecasted cash flows, amount and timing of costs to develop in process research and development into commercially viable products, projected regulatory approval, discount and probability rates selected to measure risks in cash flows, assessment of asset life cycle and competitive trends. Acquired in process research and development is designated as an indefinite lived intangible until the associated research and development activities are completed or abandoned.

        We account for contingent consideration in accordance with applicable guidance provided within the business combination rules. In conjunction with the exercise of our option to acquire the noncontrolling interest of Ception and BDC, we are contractually obligated to pay certain contingent consideration upon the achievement of certain regulatory and commercial milestones and therefore recorded a contingent consideration liability at the time of the acquisitions. As a result, we are required to update our assumptions each reporting period based on new developments and record such amounts at fair value until such consideration is satisfied through payment or failure of the acquiree to meet the contingency.

        It is currently estimated that the Ception milestone payments will occur in 2014 and 2015. The range of undiscounted amounts we could be required to pay under our agreement is between zero and $500.0 million. In conjunction with our BDC acquisition, it is currently estimated that the milestone payments will occur in 2014 and 2022. The range of undiscounted amounts we could be required to pay under our agreement is between zero and $80.0 million. We determined the fair value of the liabilities for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future milestone payments was based on several factors including:

  •
  estimated cash flows projected from the success of unapproved product candidates in the U.S. and Europe;

  •
  the probability of success for product candidates including risks associated with uncertainty, achievement and payment of milestone events;

  •
  the time and resources needed to complete the development and approval of product candidates;

  •
  the life of the potential commercialized products and associated risks of obtaining regulatory approvals in the U.S. and Europe; and

  •
  the risk adjusted discount rate for fair value measurement.

        At December 31, 2010, the fair value of our contingent consideration liability was $135.2 million. A 0.25% change in the discount rates, assuming all other assumptions remained consistent, from those used at December 31, 2010 would change the liability and result in additional operating income (expense) of $1.5 million. A 10% change in probability of success from those used at December 31, 2010, assuming all other assumptions remained consistent, would change the liability and result in additional operating income (expense) of $20.8 million.

        Valuation of Property and Equipment, Acquired Intangible Assets and Goodwill—Our property and equipment have been recorded at cost and are being depreciated on a straight-line basis over the estimated useful life of those assets.

        In the case of definite lived or amortized intangibles and other long lived assets, we assess for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability of assets is measured by comparing the estimated cash flows of the related asset group to the book value of the asset group. In the event the carrying value of the asset exceeds the undiscounted cash flows, an impairment exists. An impairment loss is measured as the excess of the assets carrying value over its fair value, generally based on a discounted cash flow method, independent appraisals or preliminary offers from buyers. An impairment loss would be recognized in net income in the period that the impairment occurs. Calculating fair value as well as future cash flows requires that we make a number of critical legal, economic, market and business assumptions that reflect our best estimates as of the testing date. Goodwill and indefinite-lived intangible assets are reviewed for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value. To do this, in the case of goodwill, we estimate the fair value of each of our reporting units and compare it to the book value of their net assets. We believe the methods we use to determine these underlying assumptions and estimates are reasonable and reflective of common practice. Notwithstanding this, our assumptions and estimates may differ significantly from actual results, or circumstances could change that would cause us to conclude that an impairment now exists or that we previously understated the extent of impairment.

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

        We provide for income taxes at a rate equal to our estimated annual combined federal, state and foreign statutory effective rates. Subsequent adjustments to our estimates of our ability to recover the deferred tax assets or other changes in circumstances or estimates could cause our provision for income taxes to vary from period to period, as it has for the current year ended December 31, 2010.

        At December 31, 2010, we have a valuation allowance of $142.6 million, against a gross deferred tax asset balance of $652.9 million. This valuation allowance is provided against deferred tax assets which include state and foreign net operating losses, and state tax credits where we have concluded at this time that it is not more likely than not that these deferred tax assets will be realized. We will continue to review and analyze the likelihood of realizing tax benefits related to deferred tax assets as there is more certainty surrounding our future levels of profitability related to specific company operations and the related taxing jurisdictions. See Note 19 of our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        Effective January 1, 2010, we adopted the revised accounting guidance for consolidation of variable interest entities ("VIE"), which replaces the previous quantitative based risk and rewards calculation for determining the primary beneficiary of a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (1) the obligation to absorb losses or (2) the right to receive benefits. The new guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. We adopted the additional disclosure requirements of this new standard effective January 1, 2010. This pronouncement did not have a material impact on our consolidated financial statements.

        In October 2009, the FASB issued revised accounting guidance for multiple-deliverable arrangements. The amendment requires that arrangement considerations be allocated at the inception of the arrangement to all deliverables using the relative selling price method and provides for expanded disclosures related to such arrangements. It is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We do not believe adoption will have a significant impact on our consolidated financial statements; however, this guidance may impact the timing of revenue recognition related to certain arrangements.

        In March 2010, the FASB issued revised accounting guidance for milestone revenue recognition. The new guidance recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development transactions. It is effective on a prospective basis to milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. We will adopt this guidance beginning with agreements entered into after January 1, 2011. We do not believe adoption will have a significant impact on our consolidated financial statements.

        The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, imposes an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011. In accordance with guidance issued by the FASB, we will estimate and record the liability for the fee in full upon the first qualifying sale each calendar year and will record a corresponding deferred cost to be amortized to operating expense using a straight-line method of allocation over the remaining calendar year. We anticipate this fee will total between $9 million and $12 million in 2011.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to foreign currency exchange risk related to our operations in European and Australian subsidiaries that have transactions, assets and liabilities denominated in foreign currencies that are translated into U.S. dollars for consolidated financial reporting purposes, as well as transactions, assets and liabilities of our domestic operations that are denominated in foreign currencies. For the years ended December 31, 2010 and 2009, an average 10% weakening of the U.S. dollar relative to the currencies in which our non-U.S. subsidiaries operate would have resulted in an increase of $68.3 million and $39.8 million, respectively, in reported total revenues. The overall impact on net profit would not be material. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not assume any changes in the level of operations of our foreign subsidiaries.

        We could enter into foreign exchange agreements to hedge foreign exchange risk associated with significant acquisitions denominated in foreign currencies. In December 2010, Cephalon entered into a foreign exchange forward contract related to our Mesoblast transaction. This contract protects against fluctuations between the Australian Dollar and ("A$") the U.S. Dollar, up to a value of A$106.0 million, and changes in the value of this contract are recognized within net income. This contract will settle in February 2011. For the year ended December 31, 2010, we recognized a gain of $2.0 million from the increase in fair value of this foreign exchange contract.

        At December 31, 2010, we held an investment in ChemGenex convertible notes which we elected to account for under the fair value method. Our investment in ChemGenex convertible notes as well as the assets we have recorded for the options to purchase additional shares of ChemGenex are both subject to assumptions impacted by the stock price of ChemGenex. Additionally, in December 2010 we have purchased a 12.23% interest in our affiliate Mesoblast. While our investment is an equity method investment, we have chosen to account for our interest under the fair value option. Fair value is measured based on the company's publicly traded market prices.

        Therefore, the fair value of these investments and instruments are subject to fluctuations due to the volatility of the stock market, changes in general economic conditions and changes in the financial condition of the company. An assumed 25% adverse change in market prices of ChemGenex and Mesoblast would result in a corresponding decline in total fair value of $38.6 million, which would be included as Change in fair value of investments within Other income (expense) in our statement of operations. The ChemGenex and Mesoblast investments are also Australian Dollar investments and subject to foreign currency exchange rate risk. A 10% weakening of the Australian Dollar to the U.S Dollar, assuming no other changes in stock price or other assumptions in the fair value models, would result in a corresponding decline in fair value of $15.7 million which would be included as Change in fair value of investments within Other income (expense) in our statement of operations.

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

        Our management conducted an assessment of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2010, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

        The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cephalon, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cephalon, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control Over Financial Reporting" appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for business combinations in 2009.

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

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 11, 2011

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
REVENUES:
Net sales	$2,760,952	$2,151,548	$1,943,464
Other revenues	50,105	40,760	31,090

	2,811,057	2,192,308	1,974,554

COSTS AND EXPENSES:
Cost of sales	577,863	398,837	412,234
Research and development	439,995	395,431	362,208
Selling, general and administrative	958,404	822,052	840,873
Change in fair value of contingent consideration	6,519	—	—
Restructuring charges	10,719	13,825	8,415
Impairment charge	—	182,080	99,719
Acquired in-process research and development	100,000	46,118	41,955
Loss on sale of equipment	—	—	17,178
Settlement reserve	—	—	7,450

	2,093,500	1,858,343	1,790,032

INCOME FROM OPERATIONS	717,557	333,965	184,522

OTHER INCOME (EXPENSE):
Interest income	5,326	5,263	16,901
Interest expense	(99,257)	(90,336)	(75,233)
Change in fair value of investments	7,931	—	—
Other income (expense), net	(12,758)	40,515	7,880

	(98,758)	(44,558)	(50,452)

INCOME BEFORE INCOME TAXES	618,799	289,407	134,070
INCOME TAX EXPENSE (BENEFIT)	201,116	78,680	(37,819)

NET INCOME	417,683	210,727	171,889
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	8,062	131,900	21,073

NET INCOME ATTRIBUTABLE TO CEPHALON, INC.	$425,745	$342,627	$192,962

BASIC INCOME PER COMMON SHARE ATTRIBUTABLE TO CEPHALON, INC.	$5.66	$4.74	$2.84

DILUTED INCOME PER COMMON SHARE ATTRIBUTABLE TO CEPHALON, INC.	$5.27	$4.41	$2.54

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ATTRIBUTABLE TO CEPHALON, INC.	75,185	72,342	68,018

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—ASSUMING DILUTION ATTRIBUTABLE TO CEPHALON, INC.	80,712	77,733	76,097

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2010	December 31, 2009*
CURRENT ASSETS:
Cash and cash equivalents	$1,160,239	$1,647,635
Receivables, net	431,333	376,076
Inventory, net	291,360	240,576
Deferred tax assets, net	213,798	243,246
Other current assets	54,845	58,423

Total current assets	2,151,575	2,565,956
INVESTMENTS ($155,808 at fair value in 2010)	168,494	12,427
PROPERTY AND EQUIPMENT, net	502,856	451,879
GOODWILL	822,071	590,284
INTANGIBLE ASSETS, net	1,212,387	981,857
DEBT ISSUANCE COSTS	14,196	18,862
OTHER ASSETS	20,254	36,830

	$4,891,833	$4,658,095

CURRENT LIABILITIES:
Current portion of long-term debt, net	$651,997	$818,925
Accounts payable	104,477	88,829
Accrued expenses	460,141	430,209

Total current liabilities	1,216,615	1,337,963
LONG-TERM DEBT	391,416	363,696
DEFERRED TAX LIABILITIES, net	172,589	159,328
OTHER LIABILITIES	273,438	111,728

Total liabilities	2,054,058	1,972,715

COMMITMENTS AND CONTINGENCIES	—	—
REDEEMABLE EQUITY	170,183	207,307

EQUITY:
Cephalon Stockholders' Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 2,500,000 shares issued, and none outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 79,091,532 and 78,002,764 shares issued, and 75,722,274 and 74,916,920 shares outstanding	791	780
Additional paid-in capital	2,428,450	2,534,070
Treasury stock, at cost, 3,369,258 and 3,085,844 shares	(225,870)	(208,427)
Accumulated earnings (deficit)	247,086	(178,659)
Accumulated other comprehensive income	182,975	114,194

Total Cephalon stockholders' equity	2,633,432	2,261,958
Noncontrolling Interest	34,160	216,115

Total equity	2,667,592	2,478,073

	$4,891,833	$4,658,095

*
Amounts include assets and liabilities of our variable interest entities (VIEs). Our interests and obligations with respect to our VIEs' assets and liabilities are limited to those accorded to us in our agreements with our VIEs. See Note 2 to these consolidated financial statements for amounts.

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share data)

								Total Stockholders Equity Attributable to Cephalon
	Common Stock			Treasury Stock		(Accumulated Deficit) / Retained Earnings	Accumulated Other Comprehensive Income
			Additional Paid-in Capital						Noncontrolling Interest
	Shares	Amount		Shares	Amount					Total
BALANCE, JANUARY 1, 2008	69,956,790	$700	$1,914,575	2,352,603	$(158,173)	$(714,248)	$148,703	$1,191,557	$—	$1,191,557

Net income						192,962		192,962	(21,073)	171,889
Foreign currency translation loss							(105,042)	(105,042)		(105,042)
Net prior service costs and gains on retirement-related plans							(23)	(23)		(23)
Change in unrealized investment losses							(8)	(8)		(8)

Comprehensive income								87,889	(21,073)	66,816
Issuance of common stock upon conversions of convertible notes	529,269	5	285					290		290
Exercise of convertible note hedge associated with conversion of convertible notes	—	—	36,585	524,754	(36,585)			—		—
Stock options exercised	957,865	10	43,952					43,962		43,962
Tax benefit from equity compensation	—	—	7,323					7,323		7,323
Stock-based compensation expense	253,837	2	43,972					43,974		43,974
Treasury stock acquired	—	—		93,042	(6,947)			(6,947)		(6,947)
Acusphere Inc. noncontrolling interest upon consolidation	—	—						—	21,073	21,073
Adjustment to APIC for equity component of convertible debt	—	—	44,107					44,107		44,107
Other	9,280	—	4,525					4,525	—	4,525

BALANCE, December 31, 2008	71,707,041	$717	$2,095,324	2,970,399	$(201,705)	$(521,286)	$43,630	$1,416,680	$—	$1,416,680
Net income						342,627		342,627	(131,900)	210,727
Foreign currency translation gains							70,170	70,170		70,170
Net prior service costs on retirement-related plans							394	394		394

Comprehensive income								413,191	(131,900)	281,291
Issuance of common stock upon conversions of convertible notes	54	—	—					—		—
Stock options exercised	235,345	2	10,209					10,211		10,211
Tax benefit from equity compensation			1,979					1,979		1,979
Stock-based compensation expense	283,963	3	50,407					50,410		50,410
Treasury stock acquired				115,445	(6,722)			(6,722)		(6,722)
Adjustment to APIC for equity component of convertible debt			41,096					41,096		41,096
Ception Therapeutics Inc. noncontrolling interest upon consolidation								—	306,500	306,500
Arana Therapeutics Ltd. noncontrolling interest upon consolidation								—	104,730	104,730
Acquisition of Arana Therapeutics Ltd. noncontrolling interest shares			(7,353)					(7,353)	(103,699)	(111,052)
Issuance of common stock in exchange for stock warrants	776,361	8	(8)					—		—
Issuance of common stock	5,000,000	50	287,950					288,000		288,000
Issuance of convertible notes			147,650					147,650		147,650
Sale of warrants	—	—	37,640					37,640		37,640
Purchase of convertible note hedge associated with convertible notes			(121,040)					(121,040)		(121,040)
Tax benefit from purchase of convertible note hedge			(9,784)					(9,784)		(9,784)
Deconsolidation of Acusphere								—	10,634	10,634
BioAssets Development Corp. Inc. noncontrolling interest upon consolidation									28,500	28,500
Other			—					—	1,350	1,350

BALANCE, December 31, 2009	78,002,764	$780	$2,534,070	3,085,844	$(208,427)	$(178,659)	$114,194	$2,261,958	$216,115	$2,478,073
Net income						425,745		425,745	(8,062)	417,683
Foreign currency translation gains							66,646	66,646		66,646
Net gains (losses) and prior service costs on retirement-related plans							2,135	2,135		2,135

Comprehensive income								494,526	(8,062)	486,464
Stock options exercised	533,513	6	27,385					27,391		27,391
Tax benefit from equity compensation			728					728		728
Stock-based compensation expense	417,712	4	49,886					49,890		49,890
Treasury stock acquired				145,973	(9,306)			(9,306)		(9,306)
Change in redeemable equity associated with convertible debt			37,124					37,124		37,124
Acquisition of Ception Therapeutics, Inc. noncontrolling interest			(210,072)					(210,072)	(183,919)	(393,991)
Issuance of common stock upon conversion and exchange of convertible notes	137,543	1	5					6		6
Exercise of convertible note hedge associated with conversion of convertible notes			8,137	137,441	(8,137)			0		—
Mepha Pharma AG noncontrolling interest upon acquisition								—	38,902	38,902
Acquisition of BioAssets Development Corp. noncontrolling interest			(22,347)					(22,347)	(25,773)	(48,120)
Mepha Pharma AG reallocation of ownership			1,725					1,725	(2,617)	(892)
Other			1,809					1,809	(486)	1,323

BALANCE, December 31, 2010	79,091,532	$791	$2,428,450	3,369,258	$(225,870)	$247,086	$182,975	$2,633,432	$34,160	$2,667,592

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$417,683	$210,727	$171,889
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	(36,889)	(84,155)	(68,043)
Shortfall tax benefits from stock-based compensation	(3,915)	(38)	(511)
Depreciation and amortization	212,823	186,192	172,457
Stock-based compensation expense	49,890	50,410	43,975
Loss on sale of equipment	—	—	17,178
Changes in fair value of investments	(7,931)	—	—
Impairment charges	—	182,080	99,719
Acquired in-process research and development	—	8,366	16,955
Amortization of debt discount and debt issuance costs	67,274	59,145	46,740
Loss (gain) on foreign exchange contracts	9,499	(26,754)	—
Gain on acquisition of Arana Therapeutics, Ltd.	—	(10,008)	—
Other	2,368	(3,503)	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	16,888	81,022	(144,975)
Inventory	36,114	(8,604)	(37,397)
Other assets	54,726	(14,348)	11,792
Accounts payable, accrued expenses and deferred revenues	19,229	99,013	(376,232)
Other liabilities	(56,002)	(48,194)	44,576

Net cash provided by (used for) operating activities	781,757	681,351	(1,877)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(57,761)	(60,927)	(75,871)
Proceeds from sale of property and equipment	4,748	—	16,000
Cash balance from consolidation of variable interest entities	—	53,706	1,654
Acquisition of intangible assets	—	(53,324)	(25,825)
Investment in Ception Therapeutics, Inc.	—	(75,000)	(25,000)
Investment in BioAssets Development Corp.	—	(30,000)	—
Purchases of investments	(148,987)	(11,797)	(6,692)
Acquisition of Arana Therapeutics, Ltd., net of cash acquired	—	(232,527)	—
Acquisition of Mepha GmbH, net of cash acquired	(549,463)	—	—
(Cash settlements of) proceeds from foreign exchange contracts	(9,499)	26,754	—
Sales and maturities of available-for-sale investments	—	125,026	7,596

Net cash used for investing activities	(760,962)	(258,089)	(108,138)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	288,000	—
Proceeds from exercises of common stock options	27,391	10,211	43,962
Windfall tax benefits from stock-based compensation	4,644	2,017	7,834
Acquisition of treasury stock	(9,306)	(6,722)	(6,947)
Acquisition of Ception Therapeutics, Inc. noncontrolling interest	(299,289)	—	—
Acquisition of BioAssets Development Corp. noncontrolling interest	(16,342)	—	—
Payments on and retirements of long-term debt	(222,959)	(13,412)	(217,743)
Net proceeds from issuance of convertible subordinated notes	—	484,719	—
Proceeds from sale of warrants	—	37,640	—
Purchase of convertible note hedge	—	(121,040)	—

Net cash provided by (used for) financing activities	(515,861)	681,413	(172,894)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	7,670	18,501	(11,301)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(487,396)	1,123,176	(294,210)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,647,635	524,459	818,669

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,160,239	$1,647,635	$524,459

Supplemental disclosures of cash flow information:
Cash payments for interest, net of capitalized interest	$31,898	$27,211	$29,419
Cash payments for income taxes	265,072	154,171	100,374
Non-cash investing and financing activities:
Capital lease additions	1,320	2,851	1,529
Acquisition of treasury stock associated with termination of convertible note hedge and warrant agreements	8,137	—	36,585
Exchange of convertible notes into common stock	6	—	824

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business

        Cephalon is a global biopharmaceutical company dedicated to discovering, developing and bringing to market medications to improve the quality of life of individuals around the world. Since its inception in 1987, Cephalon's strategy is to bring first-in-class and best-in-class medicines to patients in several therapeutic areas, with a particular focus on central nervous system ("CNS") disorders, pain, oncology, inflammatory disease and regenerative medicine. We market numerous branded and generic products around the world. In total, Cephalon sells more than 150 products in nearly 100 countries.

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

        For variable interest entities, we assess the terms of our interest in the entity to determine if we are the primary beneficiary. Variable interests are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. The party that consolidates the VIE (the primary beneficiary) is defined as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE's economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. We have previously consolidated the following variable interest entities:

  •
  Acusphere, Inc. (consolidated November 2008; deconsolidated June 2009);

  •
  Ception Therapeutics (consolidated January 2009; acquired noncontrolling interest April 2010); and

  •
  BioAssets Development Corporation (consolidated November 2009; acquired noncontrolling interest November 2010).

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

        For investments in which we have the ability to exercise significant influence, we utilize the equity method of accounting, unless we have selected the fair value option for that investment, in which case we measure the investment at fair value each period and recognize changes in fair value in earnings as a component of other income (expense).

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Foreign Currency

        We enter into foreign exchange forward contracts and foreign exchange option contracts to protect against foreign currency related fluctuations. Changes in the value of these contracts are recognized within other income (expense), net. Other income (expense), net includes $(7.0) million and $19.0 million of gains (losses) on these foreign exchange contracts for the years ended December 31, 2010 and 2009, respectively. There were no gains (losses) on foreign exchange contracts in 2008. In December 2010, we entered into a foreign exchange forward contract related to our Mesoblast transaction to protect against fluctuations between the Australian Dollar ("A$") and the U.S. Dollar up to a value of A$106.0 million. The contract will mature in February 2011.

        For most of our foreign operating entities with currencies other than the U.S. dollar, the local currency is the functional currency. In cases where our foreign entity primarily operates in an economic environment using a currency other than their local currency, the currency in which the entity conducts a majority of its operations is the functional currency. We translate asset and liability balances at exchange rates in effect at the end of the period and income and expense transactions at the average exchange rates in effect during the period. Resulting translation adjustments are reported as a separate component of accumulated other comprehensive income included in stockholders' equity. Gains and losses from foreign currency transactions are included in the consolidated statements of operations. The amount of foreign currency gains (losses) included in our consolidated statement of operations was $(12.2) million, $6.1 million and $7.9 million for the three years ended December 31, 2010, 2009 and 2008, respectively.

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

  Cash Equivalents and Short-Term Investments

        Cash equivalents include investments in liquid securities with original maturities of three months or less from the date of purchase. We consider our short-term investments to be "available-for-sale" and carry them at fair market value. Unrealized gains and losses have been recorded as a separate component of accumulated other comprehensive income included in stockholders' equity. All realized gains and losses on our available-for-sale securities are recognized in results of operations.

  Significant Products

        Our most significant products are our wakefulness products, PROVIGIL® (modafinil) Tablets [C-IV] and NUVIGIL® (armodafinil) Tablets [C-IV] and our oncology product TREANDA®. On a combined basis, our next most significant products are FENTORA® (fentanyl buccal tablet) [C-II] and

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ACTIQ® (oral transmucosal fentanyl citrate) [C-II] (including our generic version of ACTIQ ("generic OTFC")). These products comprised the following for the years ended December 31:

	% of total consolidated net sales			% of net sales in U.S. market
	2010	2009	2008	2010	2009	2008
PROVIGIL net sales	41%	48%	51%	94%	94%	94%
NUVIGIL net sales	7	3	—	100	100	—

PROVIGIL and NUVIGIL net sales	48%	51%	51%	95%	94%	94%

TREANDA net sales	14%	10%	4%	100%	100%	100%

FENTORA net sales	7%	7%	8%	88%	97%	100%
ACTIQ net sales (including generic OTFC)	6	10	14	61	69	74

FENTORA and ACTIQ net sales (including generic OTFC)	13%	17%	22%	75%	80%	83%

  Major U.S. Customers and Concentration of Credit Risk

        In the United States, we sell our products primarily to a limited number of pharmaceutical wholesalers without requiring collateral. We periodically assess the financial strength of these customers and establish allowances for anticipated losses, if necessary.

	% of total trade accounts receivable			% of total consolidated gross sales
	At December 31,			Year Ended December 31,
	2010	2009	2008	2010	2009	2008
Major U.S. customers:
AmerisourceBergen Corporation	13%	14%	13%	20%	20%	17%
Cardinal Health, Inc.	21	23	18	27	29	28
McKesson Corporation	17	16	19	24	26	26

Total	51%	53%	50%	71%	75%	71%

  Inventory

        Inventory is valued using the first-in, first-out (FIFO) method. We expense pre-approval inventory unless we believe it is probable that the inventory will be saleable. We may have capitalized inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management's judgment of probable future commercial use and net realizable value. With respect to capitalization of unapproved product candidates, we seek to produce inventory in preparation for the launch of the product and in amounts sufficient to support forecasted initial market demand. Typically, capitalization of this inventory does not begin until the product candidate is considered to have a high probability of regulatory approval. This may occur when either the product candidate is in Phase III clinical trials or when it is a new formulation or dosage strength of a presently

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

approved product for which we believe there is a high probability of receiving FDA approval. If we are aware of any specific risks or contingencies that are likely to impact the expected regulatory approval process or if there are any specific issues identified during the research process relating to safety, efficacy, manufacturing, marketing or labeling of the product candidate, we would not capitalize the related inventory.

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

        On a quarterly basis, we evaluate all inventory, including inventory that may be capitalized for which regulatory approval has not yet been obtained, to determine if any lower of cost or market adjustment is required. As it relates to pre-approval inventory, we consider several factors including expected timing of FDA approval, projected sales volume and estimated selling price. Projected sales volume is based on several factors including market research, sales of similar products and competition in the market. Estimated sales price is based on the price of existing products sold for the same indications and expected market demand. See Note 9 herein.

  Property and Equipment

        Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to 40 years. Property and equipment under capital leases and leasehold improvements are depreciated or amortized over the shorter of the lease term or the expected useful life of the assets. Expenditures for maintenance and repairs are charged to expense as incurred, while major renewals and betterments are capitalized. See Note 10 herein.

        We capitalize interest in connection with the construction of plant and equipment.

  Goodwill, Intangible Assets and Other Long-Lived Assets

        Goodwill represents the excess of consideration transferred over the fair value of net assets acquired. Goodwill and indefinite lived intangible assets are not amortized; rather, they are subject to a periodic assessment for impairment by applying a fair-value-based test. We perform our annual test of impairment of goodwill as of July 1. We review indefinite lived intangible assets for impairment on an annual basis and review all intangible assets for impairment whenever changes in circumstances indicate the carrying value of the asset may not be recoverable. If impairment is indicated, we measure the

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

amount of such impairment by comparing the carrying value to the fair value of the assets, which is usually based on the present value of the expected future cash flows associated with the use of the asset. See Notes 11 and 12 herein.

  Revenue Recognition

        In the United States, we sell our proprietary products to pharmaceutical wholesalers, the largest three of which account for 71% of our total consolidated gross sales for the year ended December 31, 2010. Decisions made by these wholesalers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) can materially affect the level of our sales in any particular period and thus may not correlate to the number of prescriptions written for our products as reported by IMS Health Incorporated.

        We have distribution service agreements with each of our wholesaler customers. These agreements obligate the wholesalers to provide us with periodic outbound sales information and current inventory levels for our products held at their warehouse locations; additionally, the wholesalers have agreed to manage the variability of their purchases and inventory levels within specified days on hand limits. As of December 31, 2010, we received information from substantially all of our U.S. wholesaler customers about the levels of inventory they held for our U.S. branded products. Based on this information, which we have not independently verified, we believe that total inventory held at these wholesalers is approximately two to three weeks supply of our U.S. branded products at our current sales levels. As of our most recent retail inventory survey in June 2010, our generic OTFC inventory held at wholesalers and retailers is approximately three months.

        We recognize revenue from product sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. Additionally, revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: the delivered item has value to the customer on a standalone basis; there is vendor-specific objective evidence or third-party evidence of the selling price of undelivered items; and delivery of any undelivered item is probable.

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

        Other revenue, which includes revenues from collaborative agreements, consists primarily of royalty payments, payments for research and development services, up-front fees and milestone payments. If an arrangement requires the delivery or performance of multiple deliverables or elements under a bundled sale, we determine whether the individual elements represent "separate units of accounting." If the separate elements meet the requirements, we recognize the revenue associated with each element separately and revenue is allocated among elements based on relative fair value. If the elements within

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

a bundled sale are not considered separate units of accounting, the delivery of an individual element is considered not to have occurred if there are undelivered elements that are essential to the functionality. Unearned income is amortized by the straight-line method over the term of the contracts. Also, if contractual obligations related to customer acceptance exist, revenue is not recognized for a product or service unless these obligations are satisfied. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. We estimate our performance period based on the specific terms of each collaborative agreement. We adjust the performance periods, if appropriate, based upon available facts and circumstances. We recognize periodic payments on a percentage of completion basis over the period that we perform the related activities under the terms of the agreements. Revenue resulting from the achievement of milestone events stipulated in the agreements is recognized when the milestone is achieved. Milestones are based upon the occurrence of a substantive element specified in the contract or as a measure of substantive progress towards completion under the contract. For the years ended December 31, 2010, 2009 and 2008, incurred costs that are reflected in our operating expenses were insignificant in connection with these collaborations.

        Payments under co-promotional or managed services agreements are recognized when the products are sold or the promotional activities are performed. The portion of the payments that represents reimbursement of our expenses is recognized as an offset to those expenses in our statement of income.

        We recognize revenue on new product launches when sales returns can be reasonably estimated and all other revenue recognition requirements have been met. When determining if returns can be estimated, we consider actual returns of similar products as well as sales returns with similar customers. In cases in which a new product is not an extension of an existing line of product or where we have no history of experience with products in a similar therapeutic category such that we cannot estimate expected returns of the new product, we defer recognition of revenue until the product has sold through the supply chain so that the right of return no longer exists or until we have developed sufficient historical experience to estimate sales returns. In developing estimates for sales returns, we consider inventory levels in the distribution channel, shelf life of the product and expected demand based on market data and prescriptions.

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

  Collaborative Arrangements

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

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Amounts recognized under collaborative arrangements consisted of the following:

	Year ended December 31,
	2010	2009	2008
Net sales	$28,333	$32,980	$34,676
Other revenues	40,878	38,482	26,686

Total	$69,211	$71,462	$61,362

        We have committed to make potential future "milestone" payments to third parties as part of our in-licensing and development programs primarily in the area of research and development agreements. See Note 18 for additional details.

  Research and Development

        All research and development costs are charged to expense as incurred.

  Acquired In-Process Research and Development

        Acquired in-process research and development ("IPR&D") represents the estimated fair value assigned to research and development projects acquired in a purchase business combination (including the initial consolidation of a variable interest entity) that have not been completed at the date of acquisition and which have no future alternative use. Effective on January 1, 2009, IPR&D acquired in a business combination is recorded as an intangible asset, while IPR&D acquired in an asset acquisition is charged to expense as of the acquisition date. All IPR&D acquired prior to January 1, 2009 is charged to expense as of the acquisition date.

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

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We provide for income taxes at a rate equal to our estimated annual combined federal, state and foreign statutory effective rates and we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based solely on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Subsequent adjustments to our estimates of our ability to recover the deferred tax assets or other changes in circumstances or estimates could cause our provision for income taxes to vary from period to period, as it has for the current year ended December 31, 2010.

  Reclassifications

        Certain reclassifications of prior year amounts have been made to conform to the current year presentation. These reclassifications have no impact on our total assets, liabilities, stockholders' equity, net income (loss) or cash flows.

  Recent Accounting Pronouncements

        Effective January 1, 2010, we adopted the revised accounting guidance for consolidation of variable interest entities ("VIE"), which replaces the previous quantitative based risk and rewards calculation for determining the primary beneficiary of a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (1) the obligation to absorb losses or (2) the right to receive benefits. The new guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. We adopted the additional disclosure requirements of this new standard effective January 1, 2010. This pronouncement did not have a material impact on our consolidated financial statements.

        In October 2009, the FASB issued revised accounting guidance for multiple-deliverable arrangements. The amendment requires that arrangement considerations be allocated at the inception of the arrangement to all deliverables using the relative selling price method and provides for expanded disclosures related to such arrangements. It is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We do not believe adoption will have a significant impact on our consolidated financial statements; however, this guidance may impact the timing of revenue recognition related to certain arrangements.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In March 2010, the FASB issued revised accounting guidance for milestone revenue recognition. The new guidance recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development transactions. It is effective on a prospective basis to milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. We will adopt this guidance beginning with agreements entered into after January 1, 2011. We do not believe adoption will have a significant impact on our consolidated financial statements.

        The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, imposes an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011. In accordance with guidance issued by the FASB, we will estimate and record the liability for the fee in full upon the first qualifying sale each calendar year and will record a corresponding deferred cost to be amortized to operating expense using a straight-line method of allocation over the remaining calendar year.

2. ACQUISITIONS AND TRANSACTIONS

  Mesoblast Limited

        In December, 2010, we entered into a strategic alliance with Mesoblast Limited ("Mesoblast") to develop and commercialize novel adult Mesenchymal Precursor Stem Cell (MPC) therapeutics for degenerative conditions of the cardiovascular and central nervous systems. These conditions include Congestive Heart Failure, Acute Myocardial Infarction, Parkinson's Disease, and Alzheimer's Disease. The alliance also extends to products for augmenting hematopoietic stem cell transplantation in cancer patients.

        As part of the development and commercialization agreement, in exchange for exclusive world-wide rights to commercialize specific products based on Mesoblast's proprietary adult stem cell technology platform, we agreed to pay Mesoblast a nonrefundable up front payment of $130 million. In December 2010, we paid $100.0 million, which was expensed as acquired in process research and development expense. On or about February 11, 2011, we will also pay and expense, as acquired in process research and development expense, the remaining $30 million of upfront fees as part of the collaboration agreement as we have received Mesoblast shareholder and regulatory approval for us to purchase additional shares, as agreed to under our share purchase agreement.

        Additionally, we made a $133.9 million equity investment in Mesoblast common stock, representing a 12.2% interest in the company, included in non-current assets on our consolidated balance sheet. At the date of acquisition, we believe we exercise significant influence over the company due to contractual agreements in place for us to increase our ownership to 19.99% in early 2011, our Chief Executive Officer holding a voting seat on the Mesoblast Board of Directors and the existence of various revenue arrangements between us and Mesoblast. Therefore, we consider our investment in Mesoblast to be an equity method investment. We have elected to account for our equity method investment under the fair value option. We measured the fair value of our investment at the date of acquisition and prospectively utilizing the company's publicly traded stock price. On the date we acquired the 12.2% interest, Mesoblast's share price was Australian dollar ("A$") A$3.43 and the fair

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2. ACQUISITIONS AND TRANSACTIONS (Continued)

value of our investment was $105.4 million. We recorded the difference between the consideration paid and fair value at the date of acquisition as a change in fair value of investments within other income (expense) on the statement of operations. On December 31, 2010, Mesoblast's share price was A$4.67 and we remeasured the fair value of our investment at $145.9 million. The change in fair value between the date of acquisition and the balance sheet date was also recorded as a change in fair value of investments within other income (expense) on the consolidated statement of operations. We consider Mesoblast a related party.

        Shareholder approval occurred on February 9, 2011 and we anticipate receiving an additional 7.8% of Mesoblast shares and making the associated payment of approximately $108 million on or about February 11, 2011.

        With respect to each product the Company chooses to commercialize, Mesoblast could receive up to $1.7 billion upon the achievement of certain regulatory milestones. The $1.7 billion of milestone payments is estimated based on the approval of the product for the treatment of ten indications in various territories. Mesoblast will be responsible for the conduct and expenses of certain Phase IIa clinical trials and commercial supply of the products. Cephalon will be responsible for the conduct and expenses of all Phase IIb and III clinical trials and subsequent commercialization of the products. If the products are commercially sold, Mesoblast will retain all manufacturing rights and will receive a percentage of net product sales.

  ChemGenex Pharmaceuticals Limited

        In October, 2010, we signed a convertible note subscription agreement with ChemGenex Pharmaceuticals Limited, an Australian-based oncology focused biopharmaceutical company ("ChemGenex"). Under the terms of the agreement, we provided A$15 million to ChemGenex in return for a note that is convertible at A$0.50 per share. This funding will support ChemGenex operations, including clinical activities to complete a planned New Drug Application submission to the U.S. Food and Drug Administration for omacetaxine for the treatment of chronic myelogenous leukemia (CML) patients who have failed two or more tyrosine kinase inhibitor (TKIs). Separately, we also entered into option agreements with two of ChemGenex's major shareholders, Stragen International N.V. and Merck Santé S.A.S. Under those option agreements, we have the right to acquire up to an additional 19.9 percent of ChemGenex's outstanding shares at A$0.70 per share. We have the right to exercise the options before the later of March 31, 2011, and ten business days after receipt of certain clinical trial data and related analyses from ChemGenex (the"Exercise Period"). We have the right to convert the notes to ChemGenex shares at any time.

        We have determined that ChemGenex is a variable interest entity; however we are not the primary beneficiary of ChemGenex. Although the Convertible Notes agreement and the Option agreement could result in us absorbing losses up to the amount of our A$15M investment or absorbing future returns up to our ownership interest assuming conversion of the notes and exercise of the option, we do not have the power to direct the activities that most significantly impact the performance of ChemGenex. ChemGenex has the decision making authority and power to control its clinical research and day to day operations. We estimate if the notes were converted and the options were exercised we would have a 28% equity interest in ChemGenex. In addition, there are no other agreements that entitle us to receive additional returns or obligate the Company to absorb additional losses. We have

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2. ACQUISITIONS AND TRANSACTIONS (Continued)

elected to account for the convertible notes under the fair value option. Additionally, the option to purchase the 19.9% of ChemGenex shares is a freestanding derivative and is marked to market each period. The convertible notes and purchase option assets of $9.9 million and $0.9 million, respectively, are recorded at fair value at December 31, 2010 and are included within long-term investments and other current assets on our consolidated balance sheet, respectively. Changes in fair value of both the convertible notes and the purchase option are recorded in change in fair value of investments within other income (expense).

  Mepha GmbH

        In April 2010, we acquired all of the issued share capital of Mepha GmbH ("Mepha"), a privately-held, Swiss-based pharmaceutical company, for Swiss Francs ("CHF") 622.5 million plus contractual purchase price adjustments of CHF 26.3 million for a total of CHF 648.8 million (or approximately US$605.4 million) in cash, funded from our available cash on hand. Founded in 1949, Mepha markets branded and non-branded generics as well as specialty products in more than 50 countries. Mepha markets its products in Europe, the Middle East, Africa, South and Central America as well as in Asia. Mepha has approximately 620 full-time employees, 500 of them in Switzerland, and approximately 200 contractors. The acquisition of Mepha allows us to expand our geographic reach and to further diversify our business mix into the generic and branded generic arena. Mepha is included in our European segment.

        We applied the acquisition method of accounting to record the business combination. The following table summarizes the estimated fair values of the identified assets and acquired liabilities assumed on April 8, 2010, the acquisition date, as well as the fair value of the noncontrolling interest on the acquisition date:

April 8, 2010
Cash and cash equivalents	$38,818
Accounts receivable	72,185
Inventory	85,901
Other current assets	2,313
Property and equipment, net	89,458
Intangible assets	311,719
Goodwill	212,472
Other assets	477
Current portion of long term debt	468
Accounts payable	15,873
Accrued expenses	25,210
Long term debt	20,742
Other liabilities	41,214
Deferred tax liabilities	85,150
Noncontrolling interest	38,902

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2. ACQUISITIONS AND TRANSACTIONS (Continued)

        The acquisition accounting is being finalized based on fair values of uncertain tax liabilities. The fair value of inventories acquired included a step-up in the value of inventories of $10.5 million. We recorded nonrecurring amortization of $5.0 million and $5.5 million of the inventory revaluation in cost of sales during the second and third quarters of 2010, respectively. Goodwill is attributable to revenue and operational synergies and is allocated to the European segment. There is no goodwill recognized or deductible for tax purposes. The book value of the accounts receivable approximates their fair value and gross contractual value.

        Acquisition costs of $10.3 million were expensed as incurred and are included in our statement of operations for the year ended December 31, 2010 and have been recorded in the European segment.

        In accordance with local laws and regulations, we acquired and became the sponsor of a defined benefit pension plan in Switzerland in conjunction with the Mepha acquisition. For more information regarding the defined benefit pension plan, please see Note 15.

        Mepha Pharma AG is a partially-owned Mepha subsidiary with primary operations in Switzerland. At April 8, 2010, Mepha had a 33.4% equity interest and a controlling voting interest in Mepha Pharma AG. The noncontrolling interest in Mepha Pharma AG was recorded at fair value as part of the acquisition accounting. The fair value of the noncontrolling interest in Mepha Pharma AG was estimated by applying the discounted cash flows method of the income approach. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The estimate of the fair value of the noncontrolling interest is based on an assumed discount rate of 8.5%, a long term annual earnings growth rate of 3.0%, and assumed adjustments due to the lack of control that market participants would consider when estimating the fair value of the noncontrolling interest in Mepha Pharma AG.

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

        We entered into foreign exchange forward contracts related to our Mepha transaction to protect against fluctuations between the Swiss Franc and the U.S. Dollar. Changes in the value of these contracts were recognized within other income. All foreign exchange contracts settled in the first half of 2010. Other income (expense), net includes $9.1 million of loss on these foreign exchange contracts for the year ended December 31, 2010.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2. ACQUISITIONS AND TRANSACTIONS (Continued)

        The amounts of revenue and net loss of Mepha included in our consolidated statements of operations for the year ended December 31, 2010 are as follows:

April 8 through December 31, 2010
Revenues	$260,214
Net loss attributable to Cephalon, Inc.	(9,508)
Basic loss per common share attributable to Cephalon, Inc.	$(0.13)
Diluted loss per common share attributable to Cephalon, Inc.	$(0.12)

        Mepha's net loss for the reporting period includes amortization of intangible assets of $22.9 million and $10.5 million in nonrecurring amortization of the revaluation of their inventory to fair value upon acquisition.

        The following unaudited pro forma information shows the results of our operations for the years ended December 31, 2010 and 2009 as though the Mepha acquisition had occurred at the beginning of the periods presented:

	Year ended December 31,
	2010	2009
Revenues	$2,908,358	$2,546,366
Net income attributable to Cephalon, Inc.	430,093	343,367
Basic income per common share attributable to Cephalon, Inc.	$5.72	$4.75
Diluted income per common share attributable to Cephalon, Inc.	$5.33	$4.42

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

Ception Therapeutics, Inc.

        In January 2009, we entered into an option agreement (the "Ception Option Agreement") with Ception Therapeutics, Inc., a privately-held company ("Ception"). Under the terms of the Ception Option Agreement, we had the irrevocable option (the "Ception Option") to purchase all of the outstanding capital stock on a fully diluted basis of Ception within a specified period of time. As consideration for the Ception Option, we paid Ception $50.0 million (the "Ception Option Fee") and paid Ception stockholders an aggregate of $50.0 million.

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

        The following summarizes the carrying amounts and classification of Ception's assets and liabilities included in our consolidated balance sheet as of December 31, 2009 (as a VIE):

December 31, 2009
Cash and cash equivalents	$52,500
Other current assets	193
Property and equipment, net	348
Goodwill	121,918
Intangible assets	199,400
Other assets	10
Current portion of long-term debt, net	3,763
Accounts payable	4,064
Accrued expenses	5,526
Deferred tax liabilities	61,911
Noncontrolling interest	188,105

        In February 2010, we exercised the Ception Option based on our evaluation of the results of a Phase II clinical trial of Ception's lead compound, CINQUIL™ (reslizumab) for the treatment of eosinophilic asthma. After completing certain closing conditions, including U.S. antitrust approval, in April 2010, we acquired Ception for $250.0 million. We also advanced $25.0 million in financing to Ception prior to the acquisition, for which the Ception stockholders were not required to (and therefore did not) repay at the closing of the acquisition. In April 2010, Ception distributed the Ception Option Fee to its stockholders immediately prior to the closing of the acquisition. Ception stockholders also could receive (i) additional payments related to clinical and regulatory milestones and (ii) royalties related to net sales of products developed from Ception's program to discover small molecule, orally-active, anti-TNF (tumor necrosis factor) receptor agents.

        As a result of acquiring the Ception noncontrolling interest in April 2010, we recognized a reduction of $210.1 million in Cephalon stockholders' equity which reflects the difference between the fair value of all consideration paid and the balance of the noncontrolling interest on that date.

        The acquisition of Ception's noncontrolling interest includes a contingent consideration arrangement that may require additional consideration to be paid by the company in the form of milestone payments. It is currently estimated that milestone payments will occur in 2014 and 2015. The range of undiscounted amounts we could be required to pay under our agreement is between zero and $500.0 million. We determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2. ACQUISITIONS AND TRANSACTIONS (Continued)

hierarchy. The fair value of the contingent consideration liability associated with future milestone payments was based on several factors including:

  •
  estimated cash flows projected from the success of unapproved product candidates in the U.S. and Europe;

  •
  the probability of success for product candidates including risks associated with uncertainty, achievement and payment of milestone events;

  •
  the time and resources needed to complete the development and approval of product candidates;

  •
  the life of the potential commercialized products and associated risks of obtaining regulatory approvals in the U.S. and Europe; and

  •
  the risk adjusted discount rate for fair value measurement.

        The fair value of the liability for the contingent consideration recognized on the acquisition date of the Ception noncontrolling interest was $96.9 million. The contingent consideration payments have been recorded as a liability and the fair value will be evaluated quarterly or more frequently if circumstances dictate. Changes in the fair value of contingent consideration will be recorded in earnings. The change in fair value that was recognized as an operating expense for the period between April 5 and December 31, 2010 was $6.0 million. At December 31, 2010, the fair value of the liability was $102.9 million.

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

        We determined that, because of our rights under the BDC option agreement, effective on November 18, 2009, BDC was a variable interest entity for which we were the primary beneficiary. As a result, as of November 18, 2009, we have included the financial condition and results of operations of BDC in our consolidated financial statements in the United States segment. However, prior to November 2010, we did not have an equity interest in BDC and, therefore, we have allocated the BDC losses to noncontrolling interest in the consolidated statement of operations.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2. ACQUISITIONS AND TRANSACTIONS (Continued)

        The following summarizes the carrying amounts and classification of BDC's assets and liabilities included in our consolidated balance sheet as of December 31, 2009 (as a VIE):

December 31, 2009
Cash and cash equivalents	$9,854
Accounts receivable	69
Other current assets	27
Property and equipment, net	18
Goodwill	20,391
Intangible assets	48,000
Accounts payable	362
Accrued expenses	1,817
Deferred tax liabilities	18,171
Noncontrolling interest	28,009

        In October 2010, we exercised the option to acquire BDC following receipt of interim data from a Phase II placebo-controlled proof-of-concept study evaluating epidural administration of a tumor necrosis factor (TNF) inhibitor for the treatment of sciatica in 45 patients. Upon the closing of the merger in November 2010, we purchased all of the outstanding capital stock of BDC for $12.5 million and paid an additional net working capital adjustment of $3.8 million. BDC shareholders could receive additional payments related to regulatory and sales milestones.

        As a result of acquiring the BDC noncontrolling interest in November 2010, we recognized a reduction of $23.0 million in Cephalon stockholder's equity, which reflects the difference between the fair value of all consideration paid and the balance of the noncontrolling interest on that date.

        The acquisition of BDC's noncontrolling interest includes a contingent consideration arrangement that may require additional consideration to be paid by the company in the form of milestone payments. It is currently estimated the milestone payments will occur in 2014 and 2022. The range of undiscounted amounts we could be required to pay under our agreement is between zero and $80 million. We determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future milestone payments was based on several factors including:

  •
  estimated cash flows projected from the success of unapproved product candidates in the U.S. and Europe;

  •
  the probability of success for product candidates including risks associated with uncertainty, achievement and payment of milestone events;

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

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2. ACQUISITIONS AND TRANSACTIONS (Continued)

  •
  the risk adjusted discount rate for fair value measurement.

        The fair value of the liability for the contingent consideration recognized on the acquisition date of the BDC noncontrolling interest was $31.8 million. The contingent consideration payments have been recorded as a liability and the fair value will be evaluated quarterly or more frequently if circumstances dictate. Changes in the fair value of contingent consideration will be recorded in earnings. The change in fair value that was recognized as an operating expense for the period between November 19 and December 31, 2010 was $0.5 million. At December 31, 2010, the fair value of the liability was $32.3 million.

        In November 2010, as a result of the exercise of the BDC Option, we began to integrate BDC into the Cephalon business and initiated restructuring efforts. This restructuring was completed and all payments were made in the fourth quarter of 2010. Three jobs were eliminated for a total pre-tax cost of $1.0 million in the fourth quarter of 2010.

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

  •
  Payment of A$1.40 cash for each Arana ordinary share less any dividends paid by Arana;

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

        The total purchase price consideration as measured in accordance with acquisition accounting requirements was A$311.2 million based on the fair value of the Arana stock on May 27, 2009. The fair value of Arana's net assets on that date was A$324.1 million, which resulted in a gain of A$12.8 million (or $10.0 million) recognized in other income (expense), net. This gain is primarily the difference between the 90% Premium payment actually made and the assessed probability of making the 90%

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2. ACQUISITIONS AND TRANSACTIONS (Continued)

Premium payment at the acquisition date. The actual price paid for all of Arana's outstanding stock including the 90% Premium was A$322.7 million.

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

  SymBio Pharmaceuticals Limited

        In March 2009, we paid $0.8 million to exercise our option pursuant to the Option and Exclusivity Agreement with SymBio Pharmaceuticals Limited ("SymBio"), granting Cephalon an exclusive sublicense to bendamustine hydrochloride in China and Hong Kong and acquired $9.1 million of SymBio common stock. In November 2009, we participated in an additional equity offering by SymBio and acquired $2.2 million of SymBio shares. We also re-valued our existing holdings in SymBio to the per share price in their November 2009 equity offering and recognized a $7.1 million impairment charge. Our investment in SymBio is recorded as a cost basis investment. As of December 31, 2010, we owned 13.3% of SymBio's outstanding common stock.

  Co-Promotion Agreement with Takeda

        With respect to the marketing of PROVIGIL in the United States, on August 29, 2008, we terminated our co-promotion agreement with Takeda Pharmaceuticals North America, Inc. ("TPNA") effective November 1, 2008. As a result of the termination, we are required under the agreement to make payments to TPNA during the three years following the termination of the agreement (the "Sunset Payments"). The Sunset Payments were calculated based on a percentage of royalties to TPNA during the final twelve months of the agreement. During 2008, we recorded an accrual of $28.2 million representing the present value of the Sunset Payments due to TPNA. Payment of this accrual will occur over the three year period ending December 10, 2011. At December 31, 2010, remaining payments total $3.8 million.

  LUPUZOR License

        In November 2008, we entered into an option agreement (the "ImmuPharma Option Agreement") with ImmuPharma PLC ("ImmuPharma") providing us with an option to obtain an exclusive, worldwide license to the investigational medication LUPUZOR™ for the treatment of systemic lupus erythematosus. Under the terms of the ImmuPharma Option Agreement, we paid ImmuPharma a $15.0 million upfront option payment upon execution, which was expensed as in-process research and development in the consolidated statement of operations. On January 30, 2009, we exercised the option and entered into a Development and Commercialization Agreement with ImmuPharma based on a review of interim results of a Phase IIb study for LUPUZOR. In February 2009, we paid $30.0 million in exchange for the exclusive, worldwide license rights to LUPUZOR™ and expensed this amount as IPR&D.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2. ACQUISITIONS AND TRANSACTIONS (Continued)

  Equity and Convertible Notes Offering

        On May 27, 2009, we issued an aggregate of 5,000,000 shares of common stock, par value $0.01 per share, at a price of $60.00 per share, resulting in net cash proceeds of $288.0 million. Concurrently with the equity offering, we also issued $500.0 million aggregate principal amount of 2.5% convertible senior subordinated notes due on May 1, 2014. See Note 14 herein.

3. RESTRUCTURING

  BDC restructuring

        In November 2010, as a result of the exercise of the BDC Option, we began to integrate BDC into the Cephalon business and initiated restructuring efforts. This restructuring was completed and all payments were made in the fourth quarter of 2010. Three jobs were eliminated for a total pre-tax cost of $1.0 million in the fourth quarter of 2010.

  Ception restructuring

        In April 2010, as a result of the exercise of the Ception Option, we began to integrate Ception into the Cephalon business and initiated restructuring efforts. This restructuring was completed and all payments were made in the second quarter of 2010. Nineteen jobs were eliminated for a total pre-tax cost of $3.2 million in the second quarter of 2010.

  2009 restructuring

        In October 2009, we began to restructure our discovery research organization to focus on our pipeline opportunities, primarily in oncology, inflammatory diseases and pain, with an emphasis on our biologic opportunities, wind down our internal research efforts in CNS and reduce our overall cost structure. In 2009 and 2010, we eliminated a total of 81 jobs worldwide through a combination of voluntary resignations and terminations. These restructuring efforts were completed in the third quarter of 2010. The pre-tax costs of these restructuring efforts were $9.4 million. Total estimated charges and payments related to worldwide restructuring efforts recognized in the consolidated statement of operations and included primarily in the United States segment are as follows:

	Year ended December 31,
	2010	2009
Restructuring reserves, beginning of period	$7,862	$—
Severance costs	607	8,830
Payments	(8,469)	(968)

Restructuring reserves, end of period	$—	$7,862

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

        The total estimated pre-tax costs of the plan are as follows:

Severance costs	$14 - 16 million
Manufacturing and personnel transfer costs	$7 - 8 million

Total	$21 - 24 million

        The estimated pre-tax costs of the plan are being recognized between 2008 and 2011 and are included in the United States segment. Through December 31, 2010, we have incurred a total of $19.3 million related to the restructuring plan.

        In September 2010, we sold the Eden Prarie facility and certain associated equipment for proceeds of $4.7 million. Pursuant to the sales agreement, we are leasing the Eden Prarie facility and certain associated equipment from the buyer through December 31, 2011 with aggregate lease payments totaling $0.7 million. Through December 31, 2010, we have incurred a total of $21.7 million in pre-tax, non-cash accelerated depreciation of plant and equipment related to the restructuring. We will continue to incur non-cash accelerated depreciation of equipment not associated with the sale through the completion of the restructuring project.

        Total charges and payments related to the restructuring plan recognized in the consolidated statement of operations and included in the United States segment are as follows:

	Year ended December 31,
	2010	2009	2008
Restructuring reserves, beginning of period	$7,083	$3,733	$—
Severance costs	2,057	3,417	6,877
Manufacturing and personnel transfer costs	3,860	1,578	1,538
Payments	(3,032)	(1,645)	(4,682)

Restructuring reserves, end of period	$9,968	$7,083	$3,733

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

4. ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSE

        In 2010, we recognized acquired in-process research and development expense of:

  •
  $100.0 million in exchange for worldwide license rights to Mesoblast's proprietary technology platform.

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

5. OTHER INCOME (EXPENSE)

        Other income (expense), net consisted of the following:

	Year ended December 31,
	2010	2009	2008
Gains (losses) on foreign exchange derivative instruments	$(7,047)	$19,022	$—
Arana dividend income	—	1,567	—
Loss on Arana contingent consideration (90% ownership incentive payment)	—	(2,773)	—
Gain on excess of Arana net assets over consideration	—	10,008	—
Gain on pre-bid Arana holdings	—	6,596	—
Gain on contract settlement	6,500
Foreign exchange gains (losses)	(12,211)	6,095	7,880

Other income (expense), net	$(12,758)	$40,515	$7,880

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

5. OTHER INCOME (EXPENSE) (Continued)

        In 2010, Cephalon entered into foreign exchange forward contracts related to our Mepha GmbH transaction. These contracts protected against fluctuations between the Swiss Franc and the U.S. Dollar. Changes in the value of these contracts were recognized within net income. These contracts settled in the first half of 2010. Other income (expense), net includes $9.1 million of losses on these foreign exchange contracts for the year ended December 31, 2010.

        Also in 2010, Cephalon entered into a foreign exchange forward contract related to our Mesoblast transaction. This contract protects against fluctuations between the Australian Dollar and the U.S. Dollar and changes in the value of this contract are recognized within net income. This contract will settle in February 2011. For the year ended December 31, 2010, we recognized a gain of $2.0 million from the increase in fair value of this foreign exchange contract.

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

6. ACCUMULATED OTHER COMPREHENSIVE INCOME

        The components of accumulated other comprehensive income consisted of the following:

	Year ended December 31,
	2010	2009	2008
Foreign currency translation gains	$178,805	$112,159	$41,989
Net prior service costs on retirement-related plans	4,170	2,035	1,641

Accumulated other comprehensive income	$182,975	$114,194	$43,630

        Our noncontrolling interests do not have any accumulated other comprehensive income balances.

7. FAIR VALUE DISCLOSURES

        The carrying values of cash, cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and debt instruments other than our convertible debt approximate their respective fair values. Other current assets include an asset recorded for our option to purchase additional ChemGenex shares which represents a free standing derivative. Long Term assets recorded at fair value include our investment in ChemGenex convertible note securities and our 12.2% equity investment in Mesoblast Limited. Long-term liabilities recorded at fair-value include contingent consideration attributable to Ception and BDC. The Mepha noncontrolling interest was also recorded at fair value at the acquisition date.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

7. FAIR VALUE DISCLOSURES (Continued)

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

        The following table sets forth the fair value hierarchy for financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2010.

Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current assets
Purchase Option for ChemGenex Equity Securities	$984	$—	$984	$—
Long term assets
Investment in ChemGenex convertible note securities	$9,885	$—	$—	$9,885
Investment in Mesoblast	145,923	145,923	—	—

Total assets	$156,792	$145,923	$984	$9,885

Long term liabilities
Ception contingent consideration	$102,942	$—	$—	$102,942
BDC contingent consideration	32,266	—	—	32,266

Total liabilities	$135,208	$—	$—	$135,208

        For details on our Mesoblast, Ception and BDC assets and liabilities recorded on a recurring basis and a description of the fair value methodologies utilized, see Note 2.

        The fair value of the investment in ChemGenex convertible note securities at the investment date and remeasured quarterly is determined based on both a probability weighted discounted cash flow analysis and a Black Scholes valuation for the conversion option. This fair value measurement is based on inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Changes in the fair value of the investment in ChemGenex convertible notes are recorded in change in fair value of investments within other income (expense), There were no assets and liabilities recorded at fair value measured on a recurring basis at December 31, 2009 or 2008.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

7. FAIR VALUE DISCLOSURES (Continued)

        In accordance with GAAP, we are allowed to elect, at specified election dates, to measure many financial instruments at fair value ("the fair value option") that would not otherwise be required to be measured at fair value. If the fair value option is elected for a particular financial instrument or other items, we are required to report unrealized gains and losses on those items in earnings. Our investment in ChemGenex convertible note securities and investment in Mesoblast, an investment that would otherwise be accounted for under the equity method absent the fair value option election, are the only eligible items for which the fair value option was elected commencing on the dates the investments were made. Currently, our investment in ChemGenex convertible notes is our only investment in convertible note securities and our Investment in Mesoblast is our only investment that would be accounted for under the equity method. Electing the fair value option for these investments eliminates some of the uncertainty involved with impairment considerations since quoted market prices for these investments provide a readily determinable fair value at the balance sheet date. Our other available for sale investments are cost basis investments in entities that are not publicly traded and for these reasons we did not elect the fair value option for such securities.

        The tables below reconcile the beginning and ending balances for assets and liabilities measured on a recurring basis using unobservable inputs (Level 3) during the period.

	Ception Contingent Consideration (Liability)	BDC Contingent Consideration (Liability)	Chemgenex Convertible Note Securities
Balance, January 1, 2010	$—	$—	$—
Net transfer in to Level 3 (new transactions)	(96,911)	(31,778)	10,767
Unrealized gains/(losses) included in earnings	(6,031)	(488)	(882)

Ending Balance, December 31, 2010	$(102,942)	$(32,266)	$9,885

        See Note 2, for a description of Mepha's and Arana's assets and liabilities recorded at fair value and measured on a non recurring basis.

        Except for our convertible notes, our debt instruments do not have readily ascertainable market values; however, the carrying values approximate the respective fair values. As of December 31, 2010, the fair value and carrying value of our convertible debt, based on quoted market prices was:

	Fair Value^	Carrying Value	Face Value
2.0% convertible senior subordinated notes due June 1, 2015	$1,152,100	$649,817	$820,000
2.5% convertible senior subordinated notes due May 1, 2014	564,375	388,643	500,000

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

7. FAIR VALUE DISCLOSURES (Continued)

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

^
The fair values shown above represents the fair value of the total convertible debt instrument, inclusive of both the liability and equity components, while the carrying value represents the carrying value of the liability.

8. RECEIVABLES, NET

        At December 31, receivables, net consisted of the following:

	2010	2009
Trade receivables	$427,650	$350,173
Other receivables	20,895	32,631

	448,545	382,804
Less reserve for sales discounts and allowances	(17,212)	(6,728)

	$431,333	$376,076

        Trade receivables are recorded at the invoiced amount and do not bear interest. In 2009, other receivable includes income taxes receivable of $16.0 million. Our allowance for doubtful accounts is our best estimate of probable credit losses in our existing accounts receivable. We determine the allowance based on a percentage of trade receivables past due, specific customer issues, and a reserve related to our specific historical write-off experience and general industry experience. We review and adjust our allowance for doubtful accounts quarterly. Receivable balances or specific customer issues are written off against the allowance when we feel that it is probable that the receivable amount will not be recovered. Certain European receivable balances with government operated hospitals are over 90 days past due but we believe are collectible and are therefore, not reserved. In the past, our historical write-off experience has not been significant. We do not have any off-balance sheet credit exposure related to our customers.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

9. INVENTORY, NET

        At December 31, inventory, net consisted of the following:

	2010	2009
Raw materials	$37,433	$27,105
Work-in-process	140,898	144,145
Finished goods	113,029	69,326

Total inventory, net	$291,360	$240,576

        In June 2007, we secured final FDA approval of NUVIGIL. Prior to the commercial launch of NUVIGIL, we included net NUVIGIL inventory balances in other non-current assets. We launched NUVIGIL commercially on June 1, 2009 and reclassified our NUVIGIL inventory balances to current inventory at that time.

        Over the past few years, we have been developing a manufacturing process for the active pharmaceutical ingredient in NUVIGIL that is more cost effective than our prior process of separating modafinil into armodafinil. As a result of our plan to manufacture armodafinil in the future using this new process and the launch of NUVIGIL in 2009, we assessed the potential impact of these items on certain of our existing agreements to purchase modafinil and recorded charges and gains as follows. In 2008, we recorded a reserve of $26.0 million for purchase commitments for modafinil raw materials not expected to be utilized as a charge to cost of sales. In 2009, in association with the accelerated launch of NUVIGIL, we increased the reserve by $6.0 million. Also in 2009, we entered into an agreement with one of our modafinil suppliers, paying $13.5 million in exchange for a $23.0 million reduction in our existing purchase commitments with this supplier, which resulted in a $9.5 million gain recorded in cost of sales. In 2010, we increased the reserve by $9.4 million and recorded a reserve for inventory on-hand of $7.6 million. As of December 31, 2010, our aggregate future purchase commitments remaining totaled $8.6 million and are fully reserved.

10. PROPERTY AND EQUIPMENT, NET

        At December 31, property and equipment, net consisted of the following:

	Estimated Useful Lives	2010	2009
Land and improvements	—	$7,151	$8,873
Buildings and improvements	3 - 40 years	360,075	331,879
Laboratory, machinery and other equipment	3 - 30 years	330,300	271,575
Computer software	3 - 5 years	102,505	95,390
Construction in progress	—	35,944	35,273

		835,975	742,990
Less accumulated depreciation and amortization		(333,119)	(291,111)

		$502,856	$451,879

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

10. PROPERTY AND EQUIPMENT, NET (Continued)

        Depreciation and amortization expense related to property and equipment, excluding depreciation related to assets used in the production of inventory, was $54.7 million, $52.9 million and $54.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. $52.2 million and $43.7 million of capitalized computer software costs are included in property and equipment, net, at December 31, 2010 and 2009, respectively. Depreciation and amortization expense related to capitalized software costs was $19.4 million, $17.7 million and $15.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. We had $17.2 million and $7.8 million of capitalized software costs included in construction in progress at December 31, 2010 and 2009, respectively.

        During 2008, our subsidiary Cephalon France SAS informed the French Works Councils of its intention to search for a potential acquiror of the manufacturing facility at Mitry-Mory, France. We are considering the proposed divestiture due to a reduction of manufacturing activities at the Mitry-Mory manufacturing site. The proposed divestiture is subject to completion of a formal consultation process with the French Works Councils and employees representatives. As a result of this decision, we reevaluated the remaining carrying value and useful life of the Mitry-Mory assets and are recording accelerated depreciation over the remaining estimated useful life. During the years ended December 31, 2010, 2009 and 2008, we have recorded pre-tax, non-cash charges associated with accelerated depreciation of plant and equipment of $7.9 million, $13.5 million and $6.0 million, respectively, related to the proposed divestiture. As of December 31, 2010, we had $6.5 million of net property and equipment related to the Mitry-Mory facility included on our consolidated balance sheet. We continue to incur depreciation on the assets, as we continue to produce at the facility.

11. GOODWILL

        Goodwill consisted of the following:

	United States	Europe	Total
January 1, 2009	$344,310	$101,022	$445,332
Foreign currency translation adjustment	—	2,643	2,643
Increase due to acquisitions, including VIE's	142,309	—	142,309

December 31, 2009	486,619	103,665	590,284
Foreign currency translation adjustment	—	19,315	19,315
Acquisition of Mepha GmbH	—	212,472	212,472

December 31, 2010	$486,619	$335,452	$822,071

        We completed our annual test of impairment of goodwill as of July 1, 2010 and concluded that goodwill was not impaired.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

12. INTANGIBLE ASSETS, NET AND OTHER ASSETS

        At December 31, intangible assets, net consisted of the following:

		2010			2009
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Product Rights & Technology	5 - 20 years	$1,161,807	$540,425	$621,382	$898,325	$458,886	$439,439
IPR&D	Indefinite	374,376	—	374,376	341,206	—	341,206
Trademarks	10 - 20 years	261,566	47,315	214,251	223,383	34,013	189,370
Other agreements	1 - 2 years	4,162	1,784	2,378	22,203	10,361	11,842

		$1,801,911	$589,524	$1,212,387	$1,485,117	$503,260	$981,857

        Intangible assets are amortized over their estimated useful economic life using the straight line method. Amortization expense was $119.6 million, $97.5 million and $100.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        Estimated amortization expense of intangible assets currently being amortized for each of the next five years is $110.2 million in 2011, $97.8 million in 2012, $87.4 million in 2013, $87.0 million in 2014 and $82.8 million in 2015.

  Impairment Charges

        In 2009, we recognized a $182.1 million impairment charge to reduce the CINQUIL intangible by $175.0 million and our investment in SymBio by $7.1 million. The CINQUIL intangible with a carrying amount of $374.4 million was written down to its revised fair value of $199.4 million as a result of reducing our estimate of future cash flows from an eosinophilic esophagitis ("EoE") indication for CINQUIL based on the results from a Phase IIb/III clinical trial obtained in November 2009. In estimating future cash flows for CINQUIL, some of the more significant judgments included the expected development costs, net product profitability and probability and timing of regulatory approval. The investment in SymBio with a carrying value of $16.3 million was written down to the per share price in their November 2009 equity offering.

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

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

12. INTANGIBLE ASSETS, NET AND OTHER ASSETS (Continued)

        In 2008, we entered into a termination agreement (the "Termination Agreement") with Alkermes, Inc. to end our collaboration. As of December 1, 2008, we are no longer responsible for the marketing and sale of VIVITROL in the United States. Pursuant to the Termination Agreement, we incurred certain costs associated with exit or disposal activities. The pretax charges associated with the Termination Agreement total $119.8 million. These charges include (i) cash charges, classified as selling, general and administrative expenses within our statement of operations, of $12.2 million, consisting of a termination payment of $11.0 million to Alkermes and severance costs of $1.2 million and (ii) non-cash charges of $107.6 million, consisting of the $17.2 million loss on sale of the Product Manufacturing Equipment and other Capital Improvements (as such terms are defined in the supply agreement effective as of June 23, 2005 between the parties, as amended to date) and the $90.4 million impairment charge to write-off the net book value of the VIVITROL intangible assets from the U.S. segment, which have been classified as a loss on sale of equipment and an impairment charge within our statement of operations, respectively. These pretax charges were recognized in the fourth quarter 2008.

13. ACCRUED EXPENSES

        At December 31, accrued expenses consisted of the following:

	2010	2009
Accrued compensation and benefits	$57,353	$63,013
Accrued contractual sales allowances	117,491	92,287
Accrued product sales returns allowances	81,885	66,033
Accrued sales and marketing costs	37,468	30,971
Accrued license fees and royalties	44,280	32,817
Accrued income taxes	22,424	54,077
Accrued clinical trial fees	13,657	9,812
Accrued research and development	2,661	1,935
Other accrued expenses	82,922	79,264

	$460,141	$430,209

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

14. LONG-TERM DEBT

        At December 31, long-term debt consisted of the following:

	2010	2009
2.0% convertible senior subordinated notes due June 1, 2015	$820,000	$820,000
Debt discount on 2.0% convertible senior subordinated notes due June 1, 2015	(170,183)	(201,536)
2.5% convertible senior subordinated notes due May 1, 2014	500,000	500,000
Debt discount on 2.5% convertible senior subordinated notes due May 1, 2014	(111,357)	(137,907)
Zero Coupon convertible subordinated notes first putable June 2010	—	199,968
Debt discount on Zero Coupon convertible subordinated notes first putable June 2010	—	(5,771)
Other	4,953	7,867

Total debt	$1,043,413	$1,182,621
Less current portion	(651,997)	(818,925)

Total long-term debt	$391,416	$363,696

        Aggregate maturities of long-term debt at December 31, 2010 are as follows:

2011	$822,180
2012	1,209
2013	688
2014	500,394
2015	154
2016 and thereafter	328

1,324,953
Debt discount	(281,540)

$1,043,413

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

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

14. LONG-TERM DEBT (Continued)

  Convertible Notes

        We account for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) by recording the liability and equity components of the convertible debt separately. The liability component is computed based on the fair value of a similar liability that does not include the conversion option. The equity component is computed based on the total debt proceeds less the fair value of the liability component. The equity component (debt discount) and debt issuance costs are amortized as interest expense over the expected term of the debt facility.

        The liability component of our convertible notes will be classified as current liabilities and presented in current portion of long-term debt and the equity component of our convertible debt will be considered a redeemable security and presented as redeemable equity on our consolidated balance sheet if our debt is considered current at the balance sheet date. At December 31, 2010 and 2009, our stock price was $61.72 and $62.42, respectively. Therefore, the 2.0% Notes are considered to be current liabilities based on conversion price and are presented in current portion of long-term debt on our consolidated balance sheet for both periods. At December 31, 2009, the 2010 Zero Coupon Notes are presented in current portion of long-term debt based on maturity date.

        In the event that a significant conversion of our convertible debt did occur, we believe that we have the ability to fund the payment of principal amounts due through a combination of utilizing our existing cash on hand, accessing our credit facility, raising money in the capital markets or selling our note hedge instruments for cash.

        For the years ended December 31, 2010, 2009 and 2008, changes in the value of redeemable equity, which were recognized in Cephalon stockholders' equity under additional paid-in capital, were $37.1 million, $41.1 million and $44.1 million, respectively.

        During the second quarter of 2010, we delivered a notice of redemption to the holders of our Zero Coupon Notes first putable June 2010 (the "2010 Notes"). Details of this redemption are provided below.

  2.5% Convertible Senior Subordinated Notes

        In May 2009, we issued through a public offering $500.0 million aggregate principal amount of 2.5% convertible senior subordinated notes due May 1, 2014 (the "2.5% Notes"), all of which remain outstanding as of December 31, 2010. Interest on the 2.5% Notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 2009.

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

14. LONG-TERM DEBT (Continued)

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

14. LONG-TERM DEBT (Continued)

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

  2.0% Convertible Senior Subordinated Notes

        In June and July 2005, we issued through a public offering $920 million of 2.0% Notes, of which $820 million remains outstanding as of December 31, 2010. Interest on the 2.0% Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2005.

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

14. LONG-TERM DEBT (Continued)

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

  Warrant Agreements

        Concurrent with the sale of the 2.0% Notes, we sold to DB warrants to purchase an aggregate of 19,700,214 shares of our common stock and received net proceeds from the sale of these warrants of $217.1 million. The warrants have a strike price of $67.92. The warrants are exercisable only on the respective expiration dates (European style). We issued and sold the warrants to DB in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, because the offer and sale did not involve a public offering. There were no underwriting commissions or discounts in connection with the sale of the warrants. We recorded the warrants in additional paid-in capital, and will not recognize subsequent changes in fair value. There are 17,558,887 warrants outstanding as of December 31, 2010.

        At issuance, the convertible note hedge and warrant agreements, taken together, have the effect of increasing the effective conversion price of the 2.0% Notes from our perspective to $67.92 per share if held to maturity. At our option, the warrants may be settled in either net cash or net shares.

  Zero Coupon Convertible Subordinated Notes

        During the second quarter of 2010, we delivered a notice of redemption to the holders of our Zero Coupon Notes first putable June 2010 (the "2010 Notes"). Prior to the redemption date, most of the 2010 Notes were converted. Holders who converted their 2010 Notes received from us an aggregate of $170.2 million in cash and 137,543 shares of our common stock, under the terms of the 2010 Notes. Concurrent with the conversion, we received from Credit Suisse (CSFB) 137,441 shares of our common stock in settlement of the convertible note hedge agreement associated with the 2010 Notes. The warrant held by CSFB and associated with the 2010 Notes expired without exercise. The $29.3 million of 2010 Notes that were not converted were redeemed by us or tendered by the holder to us for cash of $29.4 million.

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

        The 2010 Notes were first putable for cash on June 15, 2010 at a price of 100.25% of the face amount of the 2010 Notes. The 2010 Notes were convertible prior to maturity, subject to certain conditions, into cash and shares of our common stock at a conversion price of $56.50 per share (an equivalent conversion rate of approximately 17.6991 shares per $1,000 principal amount of notes). We

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

14. LONG-TERM DEBT (Continued)

redeemed any outstanding 2010 Notes for cash in June 2010 at a price equal to 100.25% of the principal amount of such notes.

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

        The 2008 Notes were first putable on June 15, 2008 at a price of 100.25% of the face amount of the 2008 Notes. The holders of the 2008 Notes were also entitled to require us to repurchase all or a portion of the 2008 Notes for cash on June 15, 2013, June 15, 2018, June 15, 2023 and June 15, 2028, in each case at a price equal to the face amount of the 2008 Notes. The 2008 Notes were convertible prior to maturity, subject to certain conditions, into cash and shares of our common stock at a conversion price of $59.50 per share (an equivalent conversion rate of approximately 16.8067 shares per $1,000 principal amount of notes). We redeemed any outstanding 2008 Notes for cash in June 2008 at a price equal to 100.25% of the principal amount of such notes.

15. PENSION AND OTHER POSTRETIREMENT BENEFITS

        We have defined benefit pension plans covering eligible employees in certain of our international subsidiaries. Net periodic pension benefit cost is based on periodic actuarial valuations which use the projected unit credit method of calculation and is charged to expense on a systematic basis over the average remaining service lives of the current participants. Prior to the acquisition of Mepha, our defined benefit pension obligations were not material to our operations. Our defined benefit plans are all related to our international operations and attributable to our European segment.

        The net cost for pension benefit plans consisted of the following components:

Year ended December 31, 2010
Service cost	$3,824
Interest cost	2,557
Expected return on plan assets	(1,765)
Amortization of prior service credit	(21)
Amortization of net (gain) loss	(120)

Net periodic benefit cost	$4,475

        Through December 31, 2010, contributions of $3.6 million have been made to our pension plans.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

15. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        The following table represents the changes in benefit obligations, plan assets and the net amounts recognized on the consolidated balance sheet for all plans as of December 31, 2010:

2010
Change in benefit obligations:
Benefit obligation at beginning of year	$10,458
Net transfer in/(out) (effect of the Mepha acquisition)	81,933
Service cost	3,824
Interest cost	2,557
Actuarial loss (gain)	(1,603)
Benefits and administrative expenses paid	(3,368)
Employee contributions	1,822
Currency translation	8,733

Benefit obligation at end of year	$104,356

Change in plan assets:
Fair value of plan assets at beginning of year	$—
Net transfer in/(out) (effect of the Mepha acquisition)	70,770
Actual return on plan assets	2,378
Employer contributions	3,631
Employee contributions	1,822
Benefits and administrative expenses paid	(3,368)
Currency translation	8,560

Fair value of plan assets at end of year	$83,793

Funded status at end of year	$(20,563)
Amounts recognized in other comprehensive income consist of:
Net loss (gain) arising during the year	$(2,276)
Amortization of prior service credit (cost)	21
Amortization of net gain (loss)	120

Net amount recognized in other comprehensive income	$(2,135)

        The net pension liability of $20.6 million is recognized as a non-current liability on our consolidated balance sheet. The estimated portion of the net gains (losses) and prior service credit (cost) expected to be recognized as a component of net periodic benefit cost (credit) in 2011 is $0.1 million.

        In accordance with local laws and regulations, we acquired and became the sponsor of a defined benefit pension plan in Switzerland in conjunction with the Mepha acquisition ("Mepha Plan"). At April 8, 2010, the date of acquisition, the projected benefit obligation and accumulated benefit obligation of the plan were $81.9 million and $75.4 million, respectively. The fair value of plan assets on the date of acquisition was $70.8 million, resulting in a net obligation of $11.1 million.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

15. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        The projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for all non-US plans with accumulated benefit obligations in excess of plan assets at December 31, 2010 were $104.4 million, $93.7 million and $83.8 million, respectively.

        The actuarial assumptions used to calculate the benefit obligation April 8, 2010 and the net periodic benefit cost for the year ended December 31, 2010 for the acquired Mepha plan as well as the weighted average actuarial assumptions to calculate the benefit obligation at year end are as follows:

	Mepha Plan April 8, 2010	All plans December 31, 2010
Discount rate	3.3%	3.0%
Expected long term rate of return	3.3	3.3
Rate of compensation increase	2.0	2.1

        The expected long-term rate of return on plan assets is a long term assumption at the measurement date based upon historical experience and expected future performance, considering the company's target and projected investment mix. The discount rate was selected using a method that matches expected benefit payments with high quality corporate bond yield curves at the plans' measurement date. Market conditions and other factors can vary over time that could affect our estimates of the expected long term rate of return on plan assets and the discount rates used to calculate our pension benefit obligations and our net periodic benefit costs for future years.

        As of April 8th, 2010 and December 31, 2010, our pension plan asset allocations by category for the Mepha Plan and all defined benefit Plans, respectively were:

	Mepha Plan April 8, 2010	All non-US plans December 31, 2010
Equity Securities	33.3%	33.2%
Corporate Debt Securities	51.3	46.5
Real Estate	6.7	6.3
Cash and Cash Equivalents	8.7	14.0

        The fundamental goal underlying the pension plan's investment policy is to ensure that the assets of the plans are invested in a prudent manner to meet the obligations of the plans as these obligations come due. Investment practices must comply with applicable laws and regulations. We establish strategic asset allocation percentage targets and appropriate benchmarks for each significant asset class to obtain a prudent balance between return and risk. The interaction between plan assets and benefit obligations is periodically studied to assist in the establishment of strategic asset allocation targets.

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

15. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

  •
  Corporate debt securities are valued using market inputs such as reported trades, benchmark yields, broker/dealer quotes, issuer spreads, and other reference data including market research publications.

  •
  Real estate investments are based on third party appraisals.

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

        The levels assigned to the Mepha plan assets as of April 8, 2010 are as follows:

		Fair Value Measurements at Acquisition Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$6,113	$6,113	$—	$—
Equity securities	23,557	22,585	972	—
Corporate debt securities	36,343	36,343	—	—
Real estate	4,757	—	—	4,757

Total	$70,770	$65,041	$972	$4,757

        The levels assigned to all plan assets as of December 31, 2010 are as follows:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$11,730	$11,730	$—	$—
Equity securities	27,791	26,209	1,582	—
Corporate debt securities	39,007	39,007	—	—
Real estate	5,265	—	—	5,265

Total	$83,793	$76,946	$1,582	$5,265

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

15. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        The tables below reconcile the beginning and ending balances for assets and liabilities measured on a recurring basis using unobservable inputs (Level 3) during the period.

Level 3 Pension Assets
Balance, January 1, 2010	$—
Transfer in as a result of Mepha Acquisition	4,757
Foreign currency translation	548
Actual returns on plan assets	184
Purchases, sales and settlements, net	(224)

Ending Balance, December 31, 2010	$5,265

        Expected 2011 contributions for our plans are $4.1 million.

        Estimated Future Benefit Payments as of December 31, 2010 are:

2011	$3,499
2012	3,205
2013	3,508
2014	3,999
2015	5,743
2016 and beyond	21,198

16. STOCKHOLDERS' EQUITY

  Equity Compensation Plans

        We have established equity compensation plans for our employees, directors and certain other individuals. The Stock Option and Compensation Committee of our Board of Directors approves all grants and the terms of such grants, subject to ratification by the Board of Directors. We may grant non-qualified stock options under the Cephalon, Inc. 2004 Equity Compensation Plan (the "2004 Plan") and through December 2010, the Cephalon, Inc. 2000 Equity Compensation Plan (the "2000 Plan"), and also may grant incentive stock options and restricted stock units under the 2004 Plan. Stock options and restricted stock units generally become exercisable or vest ratably over four years from the grant date, and stock options must be exercised within ten years of the grant date. There are currently 16.5 million shares authorized for issuance under the 2004 Plan. At December 31, 2010, the shares available for future grants of stock options or restricted stock units were 1,193,407 of which up to 247,850 may be issued as restricted stock units.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

16. STOCKHOLDERS' EQUITY (Continued)

        Total stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 31:

	2010	2009	2008
Stock option expense	$26,134	$28,480	$26,018
Restricted stock unit expense	$23,800	$21,930	$17,956

Total stock-based compensation expense*	$49,934	$50,410	$43,974

Total stock-based compensation expense after-tax	$32,717	$32,630	$28,583

*
In the first half of 2008, total stock-based compensation expense was recognized equally between research and development and selling, general and administrative expenses based on the employees' compensation allocation between these line items. Beginning with the second half of 2008, total stock-based compensation is allocated 4% to cost of sales, 38% to research and development and 58% to selling, general and administrative expenses based on the employees' compensation allocation between these line items.

        Stock based compensation expense for the year ended December 31, 2010 was favorably impacted by a higher level of forfeitures compared to prior years, offset by the stock based compensation impact of the death of our former Chief Executive Officer. Upon death, all outstanding options and restricted stock held in the name of our former Chief Executive Officer vested in accordance with the terms of the 2000 Plan and the 2004 Plan, resulting in an increase to stock option expense of $3.4 million and restricted stock unit expense of $3.6 million.

        The cumulative pool of windfall tax benefits was $51.2 million and $50.0 million as of December 31, 2010 and 2009, respectively.

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

	2010	2009	2008
Stock option expected forfeiture rate	14.6%	13.6%	13.9%
Restricted stock unit expected forfeiture rate	16.6%	15.2%	16.5%

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

16. STOCKHOLDERS' EQUITY (Continued)

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

        The fair value of each stock option grant at the grant date is calculated using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31:

	2010	2009	2008
Risk free interest rate	2.16%	2.21%	2.16%
Expected term (years)	5.34	5.61	5.62
Expected volatility	29.2%	31.6%	35.6%
Expected dividend yield	—%	—%	—%
Estimated fair value per stock option granted	$19.26	$19.18	$26.75

        The 2004 Plan has been amended, following approval by Cephalon stockholders, since inception. Most recently, on May 19, 2010, we received approval to increase the total number of shares of common stock authorized for issuance by 1,500,000 shares from 14,950,000 shares to 16,450,000 shares. This amendment provides that no more than 600,000 shares of common stock may be issued pursuant to restricted stock unit awards granted after May 19, 2010. This amendment also provides for 350,000 shares which may be offered and sold under the Cephalon, Inc. 2010 Employee Stock Purchase Plan.

  Stock Options

        The following tables summarize the aggregate stock option activity for the years ended December 31:

	2010
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Live (years)	Aggregate value
Outstanding, January 1,	7,539,145	$62.96
Granted	1,170,750	62.66
Exercised	(533,513)	67.39
Forfeited	(301,100)	66.69
Expired	(258,900)	72.37

Outstanding, December 31,	7,616,382	63.26	6.2	$28,055

Vested stock options at end of period	5,305,107	$63.04	5.0	$24,346

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

16. STOCKHOLDERS' EQUITY (Continued)

	2009
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Live (years)	Aggregate value
Outstanding, January 1,	6,643,115	$63.54
Granted	1,256,500	57.08
Exercised	(235,345)	43.39
Forfeited	(90,350)	72.36
Expired	(34,775)	68.71

Outstanding, December 31,	7,539,145	62.96	6.6	$36,605

Vested stock options at end of period	4,853,320	$61.27	5.8	$29,319

	2008
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Live (years)	Aggregate value
Outstanding, January 1,	6,805,897	$59.70
Granted	1,215,900	72.63
Exercised	(957,865)	45.90
Forfeited	(293,263)	67.67
Expired	(127,554)	68.16

Outstanding, December 31,	6,643,115	63.54	7.0	$89,959

Vested stock options at end of period	4,167,815	$58.61	5.0	$77,049

        The intrinsic values are based on our closing stock prices of $61.72, $62.42 and $77.04 as of December 31, 2010, 2009 and 2008, respectively, which would have been received by the option holders had all in-the-money options been exercised as of that date. As of December 31, 2010, there was $31.8 million of total unrecognized compensation cost related to outstanding stock options that is expected to be recognized over a weighted-average period of 1.6 years. For the years ended December 31, 2010, 2009 and 2008, we received net proceeds of $27.4 million, $10.2 million and $44.0 million, respectively, from the exercise of stock options.

        The intrinsic value of stock options exercised for the years ended December 31, 2010, 2009 and 2008 was $5.5 million, $5.2 million and $26.2 million, respectively. The estimated fair value of shares that vested for the years ended December 31, 2010, 2009 and 2008 was $33.9 million, $27.9 million and $24.8 million, respectively.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

16. STOCKHOLDERS' EQUITY (Continued)

  Restricted Stock Units

        The following tables summarize the restricted stock unit's activity for the years ended December 31:

	2010
	Shares	Weighted Average Fair Value
Nonvested, January 1,	895,250	$65.65
Granted	352,150	63.11
Vested	(417,712)	67.23
Forfeited	(90,200)	65.94

Nonvested, December 31,	739,488	$63.52

Intrinsic value as of December 31,	$45,641

	2009
	Shares	Weighted Average Fair Value
Nonvested, January 1,	791,888	$72.08
Granted	411,000	56.08
Vested	(283,963)	69.14
Forfeited	(23,675)	72.55

Nonvested, December 31,	895,250	$65.65

Intrinsic value as of December 31,	$55,882

	2008
	Shares	Weighted Average Fair Value
Nonvested, January 1,	747,050	$67.82
Granted	383,700	73.25
Vested	(253,837)	62.84
Forfeited	(85,025)	67.49

Nonvested, December 31,	791,888	$72.08

Intrinsic value as of December 31,	$61,007

        The intrinsic values are based on our closing stock prices of $61.72, $62.42 and $77.04 as of December 31, 2010, 2009 and 2008, respectively.

        As of December 31, 2010, there was $29.5 million of total unrecognized compensation cost related to nonvested restricted stock units that is expected to be recognized over a weighted-average period of 1.6 years.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

16. STOCKHOLDERS' EQUITY (Continued)

  Employee Stock Purchase Plan

        The Board of Directors approved the Cephalon, Inc. 2010 Employee Stock Purchase Plan ("ESPP") in May 2010. The first offering period began September 1, 2010 and ended December 31, 2010. Subsequent offering periods will commence at six-month intervals each January 1 and July 1 and will last for six months. The estimated impact is considered for diluted EPS using the treasury stock method. Our ESPP is considered non-compensatory and, accordingly, no compensation expense will be recorded for issuances under the ESPP. Eligible participants contribute 95% of the quarter-ending market price towards the purchase of each common share.

  Qualified Savings and Investment Plan

        We have a profit sharing plan pursuant to section 401(k) of the Internal Revenue Code. As of January 1, 2007, participants are permitted to contribute any whole percentage of their eligible annual pre-tax compensation up to established federal limits on aggregate participant contributions. Our discretionary matching contribution is made solely in cash on 100 percent of the employee elected salary deferral up to six percent of eligible compensation. For the years ended December 31, 2010, 2009 and 2008, we contributed $13.2 million, $13.0 million and $12.3 million to the plan, respectively.

  Pro forma Aggregate Conversions or Exercises

        At December 31, 2010, the conversion or exercise of all outstanding stock options and restricted stock units would increase the outstanding number of shares of common stock by 8.4 million shares, or 11%. The conversion of our convertible subordinated notes and warrants into shares of Cephalon common stock in accordance with their terms is dependent upon actual stock price at the time of conversion.

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

17. EARNINGS PER SHARE ("EPS")

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

        The 2.5% Notes, 2.0% Notes and New Zero Coupon Notes each are considered to be Instrument C securities; therefore, these notes are included in the dilutive earnings per share calculation using the treasury stock method. Under the treasury stock method, we must calculate the

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

17. EARNINGS PER SHARE ("EPS") (Continued)

number of shares issuable under the terms of these notes based on the average market price of the stock during the period (assuming the average market price is above the applicable conversion prices of the 2.5%, 2.0% and New Zero Coupon Notes), and include that number in the total diluted shares figure for the period.

        We have entered into convertible note hedge and warrant agreements that, in combination, have the economic effect of reducing the dilutive impact of the 2.0% Notes, 2.5% Notes and the 2010 Zero Coupon Notes. However, we are required to analyze separately the impact of the convertible note hedge and warrant agreements on diluted EPS. As a result, the purchases of the convertible note hedges are excluded because their impact will always be anti-dilutive. The impact of the warrants is computed using the treasury stock method. For example, using the treasury stock method, if the average price of our stock during the period ended December 31, 2010 had been $75.00, $85.00 or $95.00, the shares from the warrants to be included in diluted EPS would have been 1.7 million, 3.5 million and 5.0 million shares, respectively. The total number of shares that could potentially be included under the warrants is 24.8 million.

        On May 20, 2010, the Board of Directors approved the Cephalon, Inc. 2010 Employee Stock Purchase Plan ("ESPP"). The first offering period began September 1, 2010 and will end December 31, 2010. The estimated impact is considered for diluted EPS using the treasury stock method.

        The number of shares included in the diluted EPS calculation for the convertible subordinated notes and warrants for the years ended December 31:

	2010	2009	2008
Average market price per share of Cephalon stock	$63.26	$62.01	$69.42
Shares included in diluted EPS calculation (in thousands):
2.0% Notes	4,597	4,335	5,747
2.5% Notes	—	—	—
2010 Notes	217	314	813
Warrants related to 2.0% Notes	—	—	425
Warrants related to 2.5% Notes	—	—	—
Warrants related to New Zero Coupon Notes	—	—	—
Other	—	1	4

Total	4,814	4,650	6,989

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

17. EARNINGS PER SHARE ("EPS") (Continued)

        The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted income (loss) per common share for the years ended December 31:

	2010	2009	2008
Basic income per common share computation:
Numerator:
Net income used for basic income per common share	$425,745	$342,627	$192,962

Denominator (in thousands):
Weighted average shares used for basic income per common share	75,185	72,342	68,018

Basic income per common share	$5.66	$4.74	$2.84

	2010	2009	2008
Diluted income per common share computation:
Numerator:
Net income used for basic income per common share	$425,745	$342,627	$192,962

Denominator (in thousands):
Weighted average shares used for diluted income per common share	75,185	72,342	68,018
Effect of dilutive securities:
Convertible subordinated notes and warrants	4,814	4,650	6,989
Employee stock options and restricted stock units	712	741	1,090
Employee stock purchase plan	1	—	—

Weighted average shares used for diluted income per common share	80,712	77,733	76,097

Diluted income per common share	$5.27	$4.41	$2.54

        The following reconciliation shows the shares excluded from the calculation of diluted income (loss) per common share attributable to Cephalon, Inc. as the inclusion of such shares would be anti-dilutive for the years ended December 31:

	2010	2009	2008
Weighted average shares excluded (in thousands):
Convertible subordinated notes and warrants	26,527	26,385	25,006
Employee stock options	4,881	4,098	2,963

	31,408	30,483	27,969

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

18. COMMITMENTS AND CONTINGENCIES

  Leases

        We lease certain of our offices and automobiles under operating leases in the United States and Europe that expire at various times through 2022. Lease expense under all operating leases totaled $23.5 million, $22.8 million and $22.6 million in 2010, 2009, and 2008, respectively.

        Estimated lease expense for each of the next five years as of December 31, 2010 is as follows:

2011	$23,139
2012	19,916
2013	15,141
2014	12,532
2015	6,742
2016 and thereafter	18,175

$95,645

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

        In late 2005 and early 2006, we entered into settlement agreements with each of Teva, Mylan, Ranbaxy and Barr; in August 2006, we entered into a settlement agreement with Carlsbad and its development partner, Watson Pharmaceuticals, Inc., which we understand has the right to commercialize the Carlsbad product if approved by the FDA. As part of these separate settlements, we agreed to grant to each of these parties a non-exclusive royalty-bearing license to market and sell a generic version of PROVIGIL in the United States, effective in April 2012, subject to applicable regulatory considerations. Under the agreements, the licenses could become effective prior to April 2012 only if a generic version of PROVIGIL is sold in the United States prior to this date. Various factors could lead to the sale of a generic version of PROVIGIL in the United States at any time prior to April 2012, including if (i) we lose patent protection for PROVIGIL due to an adverse judicial decision in a patent infringement lawsuit; (ii) all parties with first-to-file ANDAs relinquish their right to the 180-day period of marketing exclusivity, which could allow a subsequent ANDA filer, if approved by the FDA, to launch a generic version of PROVIGIL in the United States at-risk; (iii) we breach or

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

18. COMMITMENTS AND CONTINGENCIES (Continued)

the applicable counterparty breaches a PROVIGIL settlement agreement; or (iv) the FTC prevails in its lawsuit against us in the U.S. District Court for the Eastern District of Pennsylvania ("EDPA") described below.

        We filed each of the settlements with both the U.S. Federal Trade Commission (the "FTC") and the Antitrust Division of the U.S. Department of Justice (the "DOJ") as required by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Modernization Act"). The FTC conducted an investigation of each of the PROVIGIL settlements and, in February 2008, filed suit against us in the U.S. District Court for the District of Columbia challenging the validity of the settlements and related agreements entered into by us with each of Teva, Mylan, Ranbaxy and Barr. We filed a motion to transfer the case to the EDPA, which was granted in April 2008. The complaint alleges a violation of Section 5(a) of the Federal Trade Commission Act and seeks to permanently enjoin us from maintaining or enforcing these agreements and from engaging in similar conduct in the future. We believe the FTC complaint is without merit. While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

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

        Separately, in June 2006, Apotex, Inc., a subsequent ANDA filer seeking FDA approval of a generic form of modafinil, filed suit against us, also in the EDPA, alleging similar violations of antitrust laws and state law. Apotex asserts that the PROVIGIL settlement agreements improperly prevent it from obtaining FDA approval of its ANDA, and seeks monetary and equitable remedies. Apotex also seeks a declaratory judgment that the '516 Patent is invalid, unenforceable and/or not infringed by its proposed generic. In May 2009, Apotex also filed a declaratory judgment complaint in the EDPA that our U.S. Patent No. 7,297,346 (the "'346 Patent") is invalid and/or not infringed by its proposed generic. The '346 Patent covers pharmaceutical compositions of modafinil and expires in May 2024. We believe that the private antitrust complaints described in the preceding paragraph and the Apotex antitrust and declaratory judgment complaints are without merit. While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

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

18. COMMITMENTS AND CONTINGENCIES (Continued)

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

        In 2010, generic versions of modafinil were launched in Portugal, Sweden and Denmark. We have filed lawsuits in each of these countries and intend to vigorously enforce our intellectual property rights.

        The EU Commission is conducting a pharmaceutical sector inquiry of over 100 companies regarding, among other matters, settlements by branded pharmaceutical companies (such as Cephalon) with generic pharmaceutical companies. We are cooperating with the EU Commission's inquiry and have provided questionnaire responses regarding our business and documents related to our 2005 PROVIGIL settlement with Teva's UK affiliate.

        In July 2010, two purported stockholders of the company filed derivative suits on behalf of Cephalon in the EDPA naming each member of our Board of Directors as defendants. The two suits allege, among other things, that the defendants failed to exercise reasonable and prudent supervision over the management practices and controls of Cephalon, including with respect to the marketing and sale of PROVIGIL, ACTIQ and GABITRIL and the execution of the PROVIGIL settlement agreements, and in failing to do so, violated their fiduciary duties to the stockholders. The complaints seek an unspecified amount of money damages, disgorgement of all compensation and other equitable relief. We believe the allegations in these matters are without merit, and we intend to vigorously defend them. These efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

  NUVIGIL Patent Litigation

        In December 2009, January 2010, February 2010 and August 2010, we filed patent infringement lawsuits against seven companies—Teva, Actavis, Mylan, Watson, Sandoz, Lupin, and Apotex—based upon the ANDA filed by each of these firms with the FDA seeking approval to market a generic form of NUVIGIL. The lawsuits claimed infringement of our '570 Patent, '346 Patent and '516 Patent. Including the six-month pediatric extension, the '516 Patent, the '346 Patent, and the '570 Patent expire on April 6, 2015, May 29, 2024, and June 18, 2024, respectively.

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

18. COMMITMENTS AND CONTINGENCIES (Continued)

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

        In October 2010, through our subsidiary Anesta AG, we entered into a settlement agreement with Eurand and Impax to settle the parties' patent litigation concerning AMRIX. Under the agreement, Anesta and Eurand will grant Impax a non-exclusive, royalty-bearing license to Eurand's patent and other current and future Orange Book-listable patents to market and sell a generic version of AMRIX in the United States. Impax's license becomes effective one year prior to expiration of the Eurand Patent, which is currently expected to expire in February 2025, or earlier under certain circumstances. The settlement agreement does not affect the status of the separate patent litigations with Mylan, Barr and Anchen.

        Also in October 2010, we completed the trial against Anchen, Barr and Mylan with respect to the Eurand Patent, and await a decision by the Court. We anticipate a separate trial against Anchen with respect to later-issued patents that also cover AMRIX.

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

  FENTORA Patent Litigation

        In April 2008, June 2008 and January 2010, we received Paragraph IV certification letters relating to ANDAs submitted to the FDA by Watson Laboratories, Inc., Barr and Sandoz, respectively, requesting approval to market and sell a generic equivalent of FENTORA. Both Watson and Barr

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

18. COMMITMENTS AND CONTINGENCIES (Continued)

allege that our U.S. Patent Numbers 6,200,604 and 6,974,590 ("FENTORA Orange Book Patents") covering FENTORA are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of the product described in their respective ANDAs. The FENTORA Orange Book Patents cover methods of use for FENTORA and do not expire until 2019. In June 2008, July 2008 and January 2010, we and our wholly-owned subsidiary, CIMA, filed lawsuits in U.S. District Court in Delaware against Watson, Barr and Sandoz for infringement of these patents. In May 2010, the trial for the Watson FENTORA matter was completed. In addition to the FENTORA Orange Book Patents, we asserted at trial that Watson has and will infringe another of our patents, U.S. Patent Number 6,264,981. We anticipate a decision by the U.S. District Court in Delaware at any time. In November 2010, the court issued an injunction that prevents Watson from launching a generic version of FENTORA prior to issuance of the court's decision. In January 2011, the FDA approved Watson's ANDA and Watson filed a motion with the court to lift the injunction. We have replied to Watson's motion, and the court's decision on the motion is currently pending.

        In November 2009, we entered into a binding agreement-in-principle (the "Barr Agreement") with Barr to settle its pending patent infringement lawsuit related to FENTORA. The Barr Agreement does not affect the status of our separate FENTORA patent litigation with Watson and Sandoz. In connection with the Barr Agreement, we will grant Barr a non-exclusive, royalty-free right to market and sell a generic version of FENTORA in the United States. Barr's license will become effective in October 2018 or earlier under certain circumstances.

        In January 2011, we received a Paragraph IV certification letter relating to an ANDA submitted to the FDA by Mylan requesting approval to market and sell a generic equivalent of FENTORA. Mylan alleges that our FENTORA Orange Book Patents are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of the product described in its ANDA.

        While we intend to vigorously defend the NUVIGIL, AMRIX and FENTORA intellectual property rights, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

  U.S. Attorney's Office and Related Matters

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

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

18. COMMITMENTS AND CONTINGENCIES (Continued)

        As part of the Settlement Agreement, we entered into a five-year Corporate Integrity Agreement (the "CIA") with the OIG. The CIA provides criteria for establishing and maintaining compliance. We are also subject to periodic reporting and certification requirements attesting that the provisions of the CIA are being implemented and followed. We also agreed to enter into a State Settlement and Release Agreement (the "State Settlement Agreement") with each of the 50 states and the District of Columbia. Upon entering into the State Settlement Agreement, a state received its portion of the Payment allocated for the compensatory state Medicaid payments and related interest amounts. Each state also agrees to refrain from seeking our exclusion from its Medicaid program.

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

        In January 2011, we received a subpoena duces tecum (for documents) from the U.S. Postal Service Office of Inspector General ("Postal Service") in connection with an investigation relating to Postal Service employees' workers' compensation claims. The subpoena requests that we provide to the Postal Service documents pertaining to FENTORA. We understand that this investigation is being conducted by the Postal Service in conjunction with the Civil Division of the United States Attorney's Office in Philadelphia. We are in the process of responding to the subpoena and intend to cooperate fully.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

18. COMMITMENTS AND CONTINGENCIES (Continued)

  DURASOLV

        In the third quarter of 2007, the U.S. Patent and Trademark Office ("PTO") notified us that, in response to re-examination petitions filed by a third party, the Examiner rejected the claims in the two U.S. patents for our DURASOLV ODT technology. We disagree with the Examiner's position, and we filed notices of appeal to the Board of Patent Appeals of the PTO's decisions in the fourth quarter of 2007 regarding one patent and in the second quarter of 2008 regarding the second patent. In September 2009, the Board affirmed the Examiner's position with respect to the first of the DURASOLV patents. We have requested reconsideration from the Board and are awaiting the Board's response. We have the right to appeal to the court from the Board's decision if it is not favorable. A hearing before the Board with respect to our appeal regarding the second patent occured in November 2010. We are presently awaiting a ruling from the Board. These efforts will be both expensive and time consuming and, ultimately, due to the nature of patent appeals, there can be no assurance that these efforts will be successful. The invalidity of the DURASOLV patents could reduce our ability to enter into new contracts with regard to our drug delivery business.

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

  Other Commitments

        We have committed to make potential future "milestone" payments to third parties as part of our in-licensing and development programs primarily in the area of research and development agreements. Payments generally become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable, we have not recorded a liability on our consolidated balance sheet for any such contingencies, with the exception of the contingent consideration recorded upon acquisition of the Ception and BDC noncontrolling interest. See Note 2 for details. As of December 31, 2010, the potential milestone, option exercise payments and other contingency payments due under current contractual agreements are $3.2 billion, including Ception and BDC. This value includes $1.7 billion associated with our Mesoblast transaction. For additional details, please see Note 2.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

19. INCOME TAXES

        The components of income (loss) before income taxes for the years ended December 31:

	2010	2009	2008
United States	$623,403	$317,272	$157,722
Foreign	(4,604)	(27,865)	(23,652)

Total	$618,799	$289,407	$134,070

        The components of the provision (benefit) for income taxes for the years ended December 31:

	2010	2009	2008
Current taxes:
United States	$218,444	$145,093	$21,587
Foreign	9,083	10,988	5,519
State	10,478	6,754	3,118

	238,005	162,835	30,224

Deferred taxes:
United States	(40,738)	(63,203)	(47,878)
Foreign	(10,607)	(15,656)	(29,234)
State	2,746	5,041	(4,901)

	(48,599)	(73,818)	(82,013)
Change in valuation allowance	11,710	(10,337)	13,970

	(36,889)	(84,155)	(68,043)

Total	$201,116	$78,680	$(37,819)

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

19. INCOME TAXES (Continued)

        A reconciliation of the United States Federal statutory rate to our effective tax rate for the years ended December 31:

	2010	2009	2008
U.S. Federal statutory rate—expense (benefit)	35.0%	35.0%	35.0%
Manufacturers' deduction	(2.1)	(2.6)	—
Meals and entertainment	0.5	1.1	2.5
Executive compensation	0.2	1.2	2.8
Other permanent book/tax differences	(1.3)	(2.2)	1.3
Revision of prior years' estimates	(0.2)	1.1	6.3
State income taxes, net of U.S. federal tax benefit	(0.5)	(3.7)	(2.9)
Tax rate differential & permanent items on foreign income	—	3.6	(3.9)
Change in valuation allowance	1.9	2.1	9.8
Research and development credit	(1.1)	(4.3)	(15.3)
Settlement reserve	—	(4.8)	(61.4)
Non-deductible loss of variable interest entity	—	—	8.5
Taxable benefit on acquisition of IPR&D	—	(0.8)	—
Change in reserve for uncertain tax positions	(0.2)	0.7	(10.7)
Rate change	(0.2)	1.1	—
Other	0.5	(0.3)	(0.2)

Consolidated effective tax rate	32.5%	27.2%	(28.2)%

        For the year ended December 31, 2007, we recorded settlement reserves totaling $425.0 million related to the resolution of the U.S. Attorney's investigation. See Note 18 herein. However, the tax benefit was not recorded until 2008 when the agreement was reached and the nature of the settlement payments was defined. In August 2009 we recognized an additional tax benefit of $13.8 million over the benefits recorded at December 31, 2008, due to our closing agreement with the IRS in which both parties agreed that the nondeductible punitive portion of the Settlement Agreement is $152.3 million.

        Unrecognized tax benefits for the year ended December 31:

	2010	2009	2008
Unrecognized tax benefits beginning of year	$71,210	$62,602	$79,593
Gross change for current year positions	1,859	7,739	7,591
Increase for prior period positions	1,608	1,101	2,986
Decrease for prior period positions	(4,589)	(232)	(21,347)
Decrease due to settlements and payments	(49,222)	—	(6,221)
Decrease due to statute expirations	—	—	—

Unrecognized tax benefits end of year	$20,866	$71,210	$62,602

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

19. INCOME TAXES (Continued)

        The amount of unrecognized tax benefits at December 31, 2010, 2009and 2008 is $20.9 million, $71.2 million and $62.6 million respectively, of which $6.7 million, $30.2,million and $27.5 million would impact our effective tax rate, respectively, if recognized. We do not believe that the total amount of unrecognized tax benefits will increase or decrease significantly over the next twelve months.

        Interest expense related to income taxes is included in interest expense. Net interest expense related to unrecognized tax benefits for the year ended December 31, 2010 was zero, principally due to the settlement of the 2006-2007 Internal Revenue Service ("IRS") audit, compared to an expense of $1.7 million in 2009 and a benefit of $.9 million in 2008, principally due to the settlement of the 2003-2005 IRS audit. Accrued interest expense as of December 31, 2010, December 31, 2009 and December 31, 2008 was $0.5 million, $4.7 million, and $3.0 million respectively. Income tax penalties are included in other income (expense). Accrued tax penalties are not significant.

        During 2010 the IRS completed its examination of Cephalon, Inc.'s 2006 and 2007 federal income tax returns. Cephalon, Inc. remains open for examination by the IRS for the tax years ended 2008, 2009 and 2010.Also during 2010, the French Tax Authorities completed their examination of the 2007 and 2008 Cephalon France tax returns. Cephalon Pharma France remains open for examination by the French Tax Authorities for the tax years ended 2003, 2005 and 2006. During the third quarter of 2010 Cephalon Germany GmbH, in Germany, completed its examination for 2004-2006 with no material findings. Cephalon GmbH (formerly Cephalon Pharma GmbH) is under examination for years 2005-2009. In other significant foreign jurisdictions, the tax years that remains open for potential examination range from 2006 to 2010. We do not believe at this time that the results of these examinations will have a material impact on our financial statements.

        In the regular course of business, various state and local tax authorities also conduct examinations of our state and local income tax returns. Depending on the state, state income tax returns are generally subject to examination for a period of three to five years after filing. The state impact of any federal changes that may result from the 2006-2007 IRS examination remain subject to examination by various states for a period of up to one year after formal notification to the states. We currently have several state income tax returns in the process of examination.

        During 2010, we recognized a net tax benefit of $1.9 million related to the release of reserves related to the settlement of Cephalon, Inc's 2006-2007 IRS audit and Cephalon France's 2007-2008 French tax audit.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

19. INCOME TAXES (Continued)

        Deferred income taxes reflect the tax effects of temporary differences between the bases of assets and liabilities recognized for financial reporting purposes and tax purposes, and net operating loss and tax credit carryforwards. Significant components of net deferred tax assets and deferred tax liabilities at December 31:

	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$200,761	$182,948
Original issue discount	103,042	124,287
Capitalized research and development expenditures	—	2,229
Unrealized profit in inventory	61,683	72,803
Research and development tax credits	3,946	6,102
Acquired product rights and intangible assets	104,523	62,190
Reserves and accrued expenses	54,639	65,498
Alternative minimum tax credit carryforwards	2,326	662
Deferred revenue	2,824	3,289
Deferred compensation	4,509	9,544
Stock-based compensation expense	42,069	32,969
Deferred charges on convertible debentures	6,958	9,922
Accounts receivable discounts and allowance	49,329	40,408
Commitment prepayment	2,195	4,390
Transaction costs	3,797	1,303
Other, net	10,315	8,397

Total deferred tax assets	652,916	626,941
Valuation allowance	(142,642)	(132,741)

Net deferred tax assets	$510,274	$494,200

Deferred tax liabilities:
Acquired intangibles	$301,858	$243,220
Implementation of the transition provisions of accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement)	107,410	131,443
Fixed assets	52,717	34,466
Other comprehensive income	3,822	752
Other	2,836	164

Total deferred tax liabilities	468,643	410,045

Net deferred tax assets	$41,631	$84,155

        The above overall net deferred tax assets for the year ended December 31, 2010 and 2009 are presented in the consolidated balance sheet as: current deferred tax assets, net; non-current deferred tax assets, net; and long-term deferred tax liabilities, net.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

19. INCOME TAXES (Continued)

        At December 31, 2010, we had gross operating loss carryforwards for U.S. federal income tax purposes of $55.8 million and apportioned state gross operating losses of $541.8 million that expire in varying years starting in 2011. We also have foreign gross operating losses of $539.8 million, of which $101.6 million will begin to expire in 2011 and $438.3 million may be carried forward with indefinite expiration dates. Federal and state research tax credits of $3.9 million are available to offset future tax liabilities and expire starting in 2011. The amount of U.S. federal net operating loss carryforwards that can be utilized in any one period will be limited by federal income tax regulations since a change in ownership as defined in Section 382 of the Internal Revenue Code occurred in the prior years. We do not believe that such limitation will have a material adverse impact on the utilization of the net operating loss carryforwards, but we do believe it will affect utilization of tax credit carryforwards.

        We believe that all of our domestic federal net operating loss carryforwards, portions of foreign operating loss carryforwards, domestic tax credits and certain other deferred tax assets are more likely than not to be recovered. The remaining deferred tax assets are offset by a valuation allowance of $142.6 million and $132.7 million at December 31, 2010 and 2009, respectively. This consists of certain state tax credits, existing and acquired foreign and state operating loss carryforwards that we believe are not more likely than not to be recovered. For the year ended December 31, 2010, the increase in valuation allowance of $9.9 million was principally due to an increase of $29.6 million in the company's U.S. state and foreign net operating losses that are not more likely than not to be recovered, offset by decreases of $17.9 million in foreign net operating losses that are not more likely than not to be recovered, and increases in currency translation adjustments of $1.8 million.

        The tax benefits associated with employee exercises of non-qualified stock options and disqualifying dispositions of stock acquired with incentive stock options reduce taxes payable. Tax benefits of $.7 million and $2.0 million associated with the exercise of employee stock options and other equity compensation were recorded to additional paid-in capital for the years ended December 31, 2010 and 2009, respectively.

        Our foreign subsidiaries had no net unremitted earnings on a consolidated basis at December 31, 2010 and 2009. To the extent a subsidiary has unremitted earnings, such amounts have been included in the consolidated financial statements without giving effect to deferred taxes since it is management's intent to reinvest such earnings in foreign operations.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

20. SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2010 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Statement of Operations Data:
Net sales	$764,759	$707,077	$712,435	$576,681
Gross profit	614,617	555,138	541,696	471,638
Net income (loss)	93,405	131,548	92,393	100,337
Net income attributable to Cephalon, Inc.	$93,616	$132,500	$89,064	$110,565

Basic income per common share attributable to Cephalon, Inc.	$1.24	$1.76	$1.18	$1.47

Weighted average number of common shares outstanding	75,355	75,201	75,192	74,990

Diluted income per common share attributable to Cephalon, Inc	$1.16	$1.66	$1.11	$1.35

Weighted average number of common shares outstanding—assuming dilution	80,964	79,773	80,507	81,811

	2009 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Statement of Operations Data:
Net sales	$562,938	$535,223	$539,021	$514,366
Gross profit	457,734	444,767	433,614	416,596
Net income (loss)	(192)	95,097	72,040	43,782
Net income attributable to Cephalon, Inc.	$96,558	$102,722	$84,764	$58,583

Basic income per common share attributable to Cephalon, Inc.	$1.29	$1.38	$1.19	$0.85

Weighted average number of common shares outstanding	74,720	74,647	71,119	68,792

Diluted income per common share attributable to Cephalon, Inc	$1.23	$1.31	$1.11	$0.75

Weighted average number of common shares outstanding—assuming dilution	78,508	78,431	76,629	77,993

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

21. SEGMENT INFORMATION

        Revenues by segment for the years ended December 31:

	2010			2009^			2008^
	United States	Europe	Total	United States	Europe	Total	United States	Europe	Total
Sales:
CNS
Proprietary CNS
PROVIGIL*	$1,059,698	$64,796	$1,124,494	$961,070	$63,618	$1,024,688	$924,986	$63,432	$988,418
NUVIGIL**	186,190	—	186,190	73,391	—	73,391	—	—	—
GABITRIL	39,728	4,760	44,488	51,100	5,386	56,486	52,441	8,256	60,697
Other Proprietary CNS	—	10,936	10,936	—	13,292	13,292	—	13,624	13,624
Generic CNS	—	28,257	28,257	—	10,785	10,785	—	16,315	16,315

CNS	1,285,616	108,749	1,394,365	1,085,561	93,081	1,178,642	977,427	101,627	1,079,054
Pain
Proprietary Pain
FENTORA***	159,585	22,037	181,622	136,563	4,114	140,677	155,246	—	155,246
AMRIX	109,235	—	109,235	114,435	—	114,435	73,641	—	73,641
Other Proprietary Pain	—	271	271	—	267	267	—	331	331
Generic Pain
ACTIQ	63,930	66,951	130,881	75,418	71,527	146,945	105,351	71,170	176,521
Generic OTFC	41,138	—	41,138	83,032	—	83,032	95,760	—	95,760
Other Generic Pain	—	63,144	63,144	—	8,954	8,954	—	7,765	7,765

Pain	373,888	152,403	526,291	409,448	84,862	494,310	429,998	79,266	509,264
Oncology
Proprietary Oncology
TREANDA	393,473	—	393,473	222,112	—	222,112	75,132	—	75,132
Other Proprietary Oncology	20,866	76,256	97,122	18,281	75,360	93,641	18,566	70,295	88,861
Generic Oncology	—	22,998	22,998	—	20,940	20,940	—	22,461	22,461

Oncology	414,339	99,254	513,593	240,393	96,300	336,693	93,698	92,756	186,454
Other
Other Proprietary	15,112	5,809	20,921	17,545	—	17,545	34,397	—	34,397
Other Generic	13,220	292,562	305,782	15,436	108,922	124,358	15,270	119,025	134,295

Other	28,332	298,371	326,703	32,981	108,922	141,903	49,667	119,025	168,692

Total Net Sales	2,102,175	658,777	2,760,952	1,768,383	383,165	2,151,548	1,550,790	392,674	1,943,464
Other Revenue	42,657	7,448	50,105	39,846	914	40,760	29,546	1,544	31,090

Total External Revenues	2,144,832	666,225	2,811,057	1,808,229	384,079	2,192,308	1,580,336	394,218	1,974,554

Inter-Segment Revenues	37,857	1,101	38,958	24,400	1,863	26,263	22,397	99,686	122,083
Elimination of Inter-Segment Revenues	(37,857)	(1,101)	(38,958)	(24,400)	(1,863)	(26,263)	(22,397)	(99,686)	(122,083)

Total Revenues	$2,144,832	$666,225	$2,811,057	$1,808,229	$384,079	$2,192,308	$1,580,336	$394,218	$1,974,554

^
Certain reclassifications of prior year amounts have been made to conform to current year presentation.

Europe—Primarily Europe, Middle East and Africa.

Proprietary products are products which are sold under patent coverage.

Generic products are products sold without patent coverage in the primary sales territory.

Patent coverage may exist in other territories.

*
Marketed under the name MODIODAL® (modafinil) in France and under the name VIGIL® (modafinil) in Germany.

**
Launched in June 2009.

***
Marketed under the name EFFENTORA® (fentanyl buccal tablet) in Europe.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

21. SEGMENT INFORMATION (Continued)

Income (loss) before income taxes by segment for the years ended December 31:

	2010	2009	2008
United States	$619,051	$326,461	$141,899
Europe	(252)	(37,054)	(7,829)

Total	$618,799	$289,407	$134,070

Long-lived assets by segment at December 31:

	December 31, 2010	December 31, 2009
United States	$1,639,225	$1,612,753
Europe	1,101,033	479,387

Total	$2,740,258	$2,092,140

Total assets by segment at December 31:

	December 31, 2010	December 31, 2009
United States	$3,297,595	$3,896,131
Europe	1,594,238	761,964

Total	$4,891,833	$4,658,095

        Revenues and income (loss) before income taxes are attributed to geographic areas based on customer location. Income (loss) before income taxes exclude inter-segment transactions.

22. SUBSEQUENT EVENTS

        In February 2011, we entered into agreements with Alba Therapeutics Corporation ("Alba"), a privately held biopharmaceutical company, providing us an option to purchase all of Alba's assets relating to larazotide acetate, a tight junction modulator, progressing toward a Phase IIb clinical trial for the treatment of celiac disease. Under the terms of the option agreement, we paid Alba a $7 million upfront option payment and provided a credit facility of up to $22 million to fund Alba's Phase IIb clinical trial expenses. We may exercise the option at any time prior to expiration of a specified period after receipt of the final study report for the Phase IIb clinical trial. If we exercise the option, we will purchase all of Alba's assets relating to larazotide acetate for $15 million. Alba could receive additional payments related to clinical and regulatory milestones.

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

(c) Attestation Report of the Registered Public Accounting Firm

        The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Part II, Item 8 of this Annual Report on Form 10-K and incorporated into this Item 9A by reference.

(d) Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

        The information required by Item 10 is incorporated herein by reference to the information contained under the caption "Proposal 1—Election of Directors" in our definitive proxy statement related to the 2011 annual meeting of stockholders.

Executive Officers

        The information concerning our executive officers required by this Item 10 is provided under the caption "Executive Officers of the Registrant" in Part I hereof.

Section 16(a) Beneficial Ownership Reporting Compliance

        The information concerning Section 16(a) Beneficial Ownership Reporting Compliance by our directors and executive officers is incorporated by reference to the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement related to the 2011 annual meeting of stockholders.

Code of Ethics

        The information concerning our Code of Ethics is incorporated by reference to the information contained under the caption "Governance of the Company—Does the Company have a "Code of Ethics'?" in our definitive proxy statement related to the 2011 annual meeting of stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated by reference to the information contained in our definitive proxy statement related to the 2011 annual meeting of stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated by reference to the information contained in our definitive proxy statement related to the 2011 annual meeting of stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is incorporated by reference to the information contained in our definitive proxy statement related to the 2011 annual meeting of stockholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 is incorporated by reference to the information contained in our definitive proxy statement related to the 2011 annual meeting of stockholders.

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

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among Cephalon, Inc., Cepsal Acquisition Corp., Salmedix, Inc., David S. Kabakoff, Arnold L. Oronsky, and Paul Klingenstein dated May 12, 2005, filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2005

2.2	Share Purchase Agreement dated as of December 5, 2005 between Cephalon, Inc., Cephalon International Holdings, Inc. and certain shareholders of Zeneus Holdings Limited, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on December 22, 2005.

2.3(a)	Share Purchase Agreement dated January 31, 2010 between Cephalon, Inc. and Mepha Holdings AG, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 14, 2010.(1)

2.3(b)	Accession Agreement dated April 8, 2010 among the Company, Cephalon Luxembourg and Mepha Holding AG, filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed on April 14, 2010.

2.4	Agreement and Plan of Merger dated as of March 10, 2010 among Cephalon, Inc., Capture Acquisition Corp. Ception Therapeutics, Inc. and the Stockholders' Representatives named therein, filed as Exhibit 2.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2010.(1)

3.1(a)	Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

3.1(b)	Certificate of Amendment of Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002.

3.1(c)	Certificate of Amendment of Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 17, 2007.

3.2	Third Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K filed on February 12, 2010.

4.1	Specimen copy of stock certificate for shares of Common Stock of the Registrant, filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

4.2(a)	Second Amended and Restated Rights Agreement, dated October 27, 2003 between Cephalon, Inc. and StockTrans, Inc. as Rights Agent, filed as Exhibit 1 to the Company's Form 8-A/12G on October 27, 2003.

4.2(b)	Agreement of Appointment and Joinder and Amendment No. 1 to the Second Amended and Restated Rights Agreement, dated as of February 9, 2007, by and between Cephalon, Inc. and American Stock Transfer & Trust Company, as Rights Agent, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 13, 2007.

Exhibit No.	Description
4.3(a)	Indenture dated as of June 11, 2003 between the Registrant and U.S. Bank National Association, filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003.

4.3(b)	Registration Rights Agreement, dated as of June 11, 2003, between Cephalon, Inc. and Credit Suisse First Boston LLC, CIBC World Markets Corp., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, SG Cowen Securities Corporation, ABN AMRO Rothschild LLC, Citigroup Global Markets Inc. and Lehman Brothers Inc., as Initial Purchasers, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003.

4.4(a)	Indenture dated as of December 20, 2004 between the Registrant and U.S. Bank National Association, filed as Exhibit 4.l to the Company's Current Report on Form 8-K filed on December 21, 2004.

4.4(b)	Registration Rights Agreement, dated as of December 20, 2004, between Cephalon, Inc. and U.S. Bank, National Association, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 21, 2004.

4.5(a)	Indenture, dated June 7, 2005, between Cephalon, Inc. and U.S. Bank, National Association, as trustee, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 8, 2005.

4.5(b)	Form of 2.00% convertible senior subordinated notes due 2015, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on June 8, 2005.

4.6(a)	Indenture, dated May 27, 2009, between Cephalon, Inc. and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 28, 2009.

4.6(b)	Form of 2.50% Convertible Senior Subordinated Notes due May 1, 2014, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 28, 2009.

10.1(a)	[Intentionally Omitted]

†10.1(b)	Form of Restated Executive Severance Agreement between Certain Executives and Cephalon, Inc. dated June 24, 2008, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 24, 2008.

†10.1(c)	List of Executive Officers subject to the Form of Severance Agreement between Certain Executive Officers and the Company (see Exhibit 10.1(b) above).

†10.1(d)	Employee Contract effective November 1, 2008, as amended by Amendment to Employee Contract dated July 20, 2010 between Alain Aragues and Cephalon France SAS., filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2010.

†10.1(e)	Form of Amendment 2008-1 to the Restated Executive Severance Agreement between certain executive officers and Cephalon, Inc. dated as of December 31, 2008, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 7, 2009

†10.1(f)	Severance Agreement dated July 20, 2010 between Wilco Groenhuysen and the Company, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 22, 2010.

†10.2(a)	Advisory Services Agreement and Release, dated as of February 8, 2008, by and between Cephalon, Inc. and John E. Osborn, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 8, 2008.

Exhibit No.	Description
†10.2(b)	Cephalon, Inc. 2006 Management Incentive Compensation Plan, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 2, 2006.

†10.2(c)	Cephalon, Inc. 2007 Management Incentive Compensation Plan, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 13, 2007.

†10.2(d)	Cephalon, Inc. 2008 Management Incentive Compensation Plan, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 1, 2008.

†10.2(e)	Cephalon, Inc. 2009 Management Incentive Compensation Plan, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 30, 2009.

†10.2(f)	Cephalon, Inc. 2010 Management Incentive Compensation Plan, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 2, 2010.

†10.2(g)	Cephalon, Inc. 2011 Management Incentive Compensation Plan, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 4, 2011.

†10.3(a)	Cephalon, Inc. Amended and Restated 1987 Stock Option Plan, filed as Exhibit 10.7 to the Transition Report on Form 10-K for transition period January 1, 1991 to December 31, 1991, as amended by Amendment No. 1 filed on September 4, 1992.

†10.3(b)	Cephalon, Inc. 2000 Equity Compensation Plan for Employees and Key Advisors, as amended and restated, effective as of May 15, 2002, filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-106115) filed on June 13, 2003.

†10.3(c)	Cephalon, Inc. 2000 Equity Compensation Plan—Form of Employee Non-Qualified Stock Option, filed as Exhibit 10.3(a) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

†10.3(d)	Cephalon, Inc. 2000 Equity Compensation Plan—Form of Nonqualified Stock Option Agreement for Employees (For Grants Made On or After October 17, 2005), filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 21, 2005.

†10.3(e)	Amendment 2007-1 to the Cephalon, Inc. 2000 Equity Compensation Plan for Employees and Key Advisors, effective as of February 8, 2007, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2007.

†10.3(f)	Cephalon, Inc. 2004 Equity Compensation Plan, as amended and restated, effective as of May 23, 2008, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2008.

†10.3(g)	Amendment 2009-1 to the Cephalon, Inc. 2004 Equity Compensation Plan, as amended and restated, effective as of May 13, 2009, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 15, 2009.

†10.3(h)	Cephalon, Inc. 2004 Equity Compensation Plan—Form of Notice of Grant of Non-Qualified Stock Option and Form of Grant Agreement for electronic acceptance under the Company's 2004 Equity Compensation Plan, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 15, 2009.

†10.3(i)	Cephalon, Inc. 2004 Equity Compensation Plan—Form of Notice of Grant of Restricted Stock Award and Form of Grant Agreement for electronic acceptance under the Company's 2004 Equity Compensation Plan, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 15, 2009.

Exhibit No.	Description
†10.3(j)	Amendment 2010—1 to the Company's 2004 Equity Compensation Plan, as amended and restated, effective as of May 20, 2010, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 26, 2010.

†10.3(k)	Cephalon, Inc. 2004 Equity Compensation Plan—Employee Restricted Stock Grant Term Sheet, filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on December 17, 2004.

†10.3(l)	Cephalon, Inc. 2004 Equity Compensation Plan—Form of Non-Employee Director Non-Qualified Stock Option, filed as Exhibit 10.3(c) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

†10.3(m)	Cephalon, Inc. 2004 Equity Compensation Plan—Form of Employee Non-Qualified Stock Option, filed as Exhibit 10.3(d) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

†10.3(n)	Cephalon, Inc. 2004 Equity Compensation Plan—Form of Employee Incentive Stock Option, filed as Exhibit 10.3(e) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

†10.3(o)	Cephalon, Inc. 2004 Equity Compensation Plan—Form of Incentive Stock Option Agreement for Employees (For Grants Made On or After October 17, 2005), filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 21, 2005.

†10.3(p)	Cephalon, Inc. 2004 Equity Compensation Plan—Form of Nonqualified Stock Option Agreement for Employees (For Grants Made On or After October 17, 2005), filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 21, 2005.

†10.3(q)	Cephalon, Inc. 2004 Equity Compensation Plan—Form of Nonqualified Stock Option Agreement for Non-Employee Directors (For Grants Made On or After October 17, 2005) (Initial Grants Upon Joining Board), filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on October 21, 2005.

†10.3(r)	Cephalon, Inc. 2004 Equity Compensation Plan—Form of Nonqualified Stock Option Agreement for Non-Employee Directors (For Grants Made On or After October 17, 2005) (Annual Grants to Non-Employee Directors) filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on October 21, 2005.

†10.3(s)	Cephalon, Inc. Amended and Restated Non-Qualified Deferred Compensation Plan, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 12, 2008.

†10.3(t)	Cephalon, Inc. 2010 Employee Stock Purchase Plan, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 26, 2010.

†10.4	Summary of Oral Agreement for Payment of Services between Cephalon, Inc. and its Board of Directors dated May 20, 2010, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 26, 2010.

10.5	Development and Commercialization Option Agreement dated November 21, 2008 between Cephalon, Inc., Anesta AG, ImmuPharma (France) S.A. and ImmuPharmaAG (Switzerland), filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2009.(1)

10.5(b)	Development and Commercialization Agreement dated as of February 25, 2009 between ImmuPharma (France) S.A. and Anesta AG, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2009.(1)

Exhibit No.	Description
10.5(c)	Trademark License Agreement dated as of February 25, 2009 between ImmuPharma AG. and Anesta AG, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2009.(1)

10.6(a)	Option Agreement dated as of January 13, 2009 between Cephalon, Inc. and Ception Therapeutics, Inc., filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2009.(1)

10.6(b)	Third Amendment to Option Agreement effective January 26, 2010 between Cephalon, Inc. and Ception Therapeutics, Inc., filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2010.

10.7(a)	License and Supply Agreement dated July 7, 2004 between Barr Laboratories, Inc. and Cephalon, Inc., filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.7(b)	Amendment No. 1 to the License and Supply Agreement between Barr Laboratories, Inc. and Cephalon, Inc. dated July 9, 2004, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.8	Decision and Order of the Federal Trade Commission in the matter of Cephalon, Inc. and CIMA LABS INC. dated August 9, 2004, filed as Exhibit 10.1(c) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.9	Acquisition Agreement by and among Cell Therapeutics, Inc., CTI Technologies, Inc. and Cephalon, Inc. dated June 10, 2005, incorporated by reference from Exhibit 10.1 to Cell Therapeutics' Current Report on Form 8-K filed on June 14, 2005.

10.10(a)	License and Collaboration Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of June 23, 2005, filed as Exhibit 10.5(a) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2005.(1)

10.10(b)	Supply Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of June 23, 2005, filed as Exhibit 10.5(b) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2005.(1)

10.10(c)	Amendment to the Supply Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of December 21, 2006, filed as Exhibit 10.13(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.(1)

10.10(d)	Amendment to the License and Collaboration Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of December 21, 2006, filed as Exhibit 10.13(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.(1)

10.11(a)	Office Lease between The Multi-Employer Property Trust and Cephalon, Inc. dated January 14, 2004, filed as Exhibit 10.20(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.(1)

10.11(b)	First Amendment to Lease, entered into as of May 11, 2006, by and between the New Tower Trust Company Multi-Employer Property Trust (f/k/a the Multi-Employer Property Trust), and Cephalon, Inc., filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2006.

10.11(c)	Consent to Sublease between The Multi-Employer Property Trust, Systems & Computer Technology Corporation and Cephalon, Inc. dated April 2, 2004, filed as Exhibit 10.20(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Exhibit No.	Description
10.12(a)	Wiley Post Plaza Lease, dated December 7, 1994 between Anesta Corp. and Asset Management Services, filed as Exhibit 10.13 to Anesta Corp.'s Annual Report on Form 10-K (File No. 0-23160) for the year ended December 31, 1994.

10.12(b)	Amendment No. 1 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated October 26, 1996, filed as Exhibit 10.11(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

10.12(c)	Amendment No. 2 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated January 7, 1997, filed as Exhibit 10.11(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

10.12(d)	Amendment No. 3 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated September 30, 1998, filed as Exhibit 10.11(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

10.12(e)	Amendment No. 4 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated February 29, 2000, filed as Exhibit 10.11(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

10.12(f)	Amendment No. 5 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated July 20, 2001, filed as Exhibit 10.11(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

10.12(g)	Amendment No. 6 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated July 20, 2001, filed as Exhibit 10.11(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

10.12(h)	Amendment No. 7 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated July 20, 2001, filed as Exhibit 10.11(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

10.12(i)	Amendment No. 8 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated October 14, 2002, filed as Exhibit 10.11(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

10.12(j)	Amendment No. 9 to Wiley Post Plaza Lease between Anesta Corp. and Asset Management Services dated May 15, 2003, filed as Exhibit 10.11(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

10.12(k)	Amendment No. 10 to Wiley Post Plaza Lease between Anesta Corp. and Wiley Post Plaza, L.C. dated June 24, 2004, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004.(1)

10.13(a)	Amended and Restated Agreement of Limited Partnership, dated as of June 22, 1992 by and among Cephalon Development Corporation, as general partner, and each of the limited partners of Cephalon Clinical Partners, L.P., filed as Exhibit 10.1 to the Company's Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.

10.13(b)	Amended and Restated Product Development Agreement, dated as of August 11, 1992 between Cephalon, Inc. and Cephalon Clinical Partners, L.P., filed as Exhibit 10.2 to the Company's Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.

Exhibit No.	Description
10.13(c)	Purchase Agreement, dated as of August 11, 1992 by and between Cephalon, Inc. and each of the limited partners of Cephalon Clinical Partners, L.P., filed as Exhibit 10.3 to the Company's Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.

10.13(d)	Pledge Agreement, dated as of August 11, 1992 by and between Cephalon, Inc. and Cephalon Clinical Partners, L.P., filed as Exhibit 10.8 to the Company's Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.

10.13(e)	Promissory Note, dated as of August 11, 1992 issued by Cephalon Clinical Partners, L.P. to Cephalon, Inc., filed as Exhibit 10.9 to the Company's Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.

10.13(f)	Form of Promissory Note, issued by each of the limited partners of Cephalon Clinical partners, L.P. to Cephalon Clinical Partners, L.P., filed as Exhibit 10.10 to the Company's Registration Statement on Form S-3 (Registration No. 33-56816) filed on January 7, 1993.

10.14(a)	ISDA Master Agreement dated January 22, 2003, between Credit Suisse First Boston International and Cephalon, Inc., including Schedule to the Master Agreement dated as of January 22, 2003, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003.

10.14(b)	ISDA Credit Support Annex to the Schedule to the ISDA Master Agreement dated as of January 22, 2003 between Credit Suisse First Boston International and Cephalon, Inc., including the Elections and Variables to the ISDA Credit Support Annex dated as of January 22, 2003, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003.

10.14(c)	Letter Agreement Confirmation dated January 22, 2003, between Credit Suisse First Boston International and Cephalon, Inc, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003.

10.14(d)	Termination of Letter Agreement dated July 22, 2005, between Credit Suisse First Boston International and Cephalon, Inc., filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2005.

10.15(a)	Five Year Warrant, dated June 6, 2003, between the Company and Credit Suisse First Boston International filed as Exhibit 99.d(3) to the Company's Schedule TO-I dated November 16, 2004.

10.15(b)	Seven Year Warrant, dated June 6, 2003, between the Company and Credit Suisse First Boston International filed as Exhibit 99.d(4) to the Company's Schedule TO-I dated November 16, 2004.

10.15(c)	Five Year Convertible Note Hedge, dated December 3, 2004, between the Company and Credit Suisse First Boston International, filed as Exhibit 99.d(5) to the Company's Schedule TO-I/A dated December 14, 2004.

10.15(d)	Seven Year Convertible Note Hedge, dated December 3, 2004, between the Company and Credit Suisse First Boston International, filed as Exhibit 99.d(6) to the Company's Schedule TO-I/A dated December 14, 2004.

10.15(e)	Amendment to Five Year Warrant, dated December 13, 2006, between the Company and Credit Suisse International (f/k/a Credit Suisse First Boston International) filed as Exhibit 10.19(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Exhibit No.	Description

10.15(f)	Amendment to Seven Year Warrant, dated December 13, 2006, between the Company and Credit Suisse International (f/k/a Credit Suisse First Boston International) filed as Exhibit 10.19(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.
10.15(g)	Form of Five Year Convertible Note Hedge Amendment, dated December 13, 2006, between the Company and Credit Suisse International (f/k/a Credit Suisse First Boston International) filed as Exhibit 10.19(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

10.15(h)	Form of Seven Year Convertible Note Hedge Amendment, dated December 13, 2006, between the Company and Credit Suisse International (f/k/a Credit Suisse First Boston International) filed as Exhibit 10.19(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

10.16(a)	Convertible Note Hedge Confirmation, dated as of June 2, 2005, between the Company and Deutsche Bank AG, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 8, 2005.

10.16(b)	Warrant Confirmation, dated as of June 2, 2005, between the Company and Deutsche Bank AG, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 8, 2005.

10.16(c)	Amendment to Hedge Confirmation dated as of June 2, 2005 by and among the Company, Deutsche Bank AG, New York and Deutsche Bank AG, London, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 7, 2005.

10.16(d)	Hedge Confirmation dated as of June 28, 2005 by and among the Company, Deutsche Bank AG, New York and Deutsche Bank AG, London, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 7, 2005.

10.16(e)	Amendment to Warrant Confirmation dated as of June 2, 2005 by and among the Company, Deutsche Bank AG, New York and Deutsche Bank AG, London, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 7, 2005.

10.16(f)	Termination and Assignment Agreement, dated as of December 19, 2006, between Deutsche Bank AG and Cephalon, Inc., filed as Exhibit 10.20(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

10.16(g)	Amended and Restated Convertible Noted Hedge Confirmation, dated as of May 22, 2009, between Cephalon, Inc. and Deutsche Bank AG, London Branch, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 28, 2009.

10.16(h)	Amended and Restated Warrant Confirmation, dated as of May 22, 2009, between Cephalon, Inc. and Deutsche Bank AG, London Branch, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 28, 2009.

10.17(a)	Agreement dated as of December 8, 2005 by and between Cephalon, Inc., Teva Pharmaceutical Industries Ltd., and Teva Pharmaceuticals USA, Inc., filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005.(1)

10.17(b)	Settlement Agreement dated as of December 22, 2005 by and between Cephalon, Inc. and Ranbaxy Laboratories Limited., filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005.(1)

Exhibit No.	Description
10.17(c)	Settlement Agreement dated January 9, 2006 by and between the Company and Mylan Pharmaceuticals Inc., filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2006.(1)

10.17(d)	PROVIGIL Settlement Agreement dated February 1, 2006 by and between the Company and Barr Laboratories, Inc., filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2006.(1)

10.17(e)	Modafinil License and Supply Agreement dated as of February 1, 2006 by and between the Company and Barr Laboratories, Inc., filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2006.(1)

10.17(f)	ACTIQ Settlement Agreement dated February 1, 2006 by and among the Company, the University of Utah Research Foundation and Barr Laboratories, Inc., filed as Exhibit 10.4 to the Company' Quarterly Report on Form 10-Q for the period ended March 31, 2006.

10.18(g)	ACTIQ Supplemental License and Supply Agreement dated as of February 1, 2006 by and between the Company and Barr Laboratories, Inc., filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2006.

10.18(h)	Settlement and License Agreement dated August 2, 2006 by and between the Company, Carlsbad Technology, Inc. and Watson Pharmaceuticals, Inc., filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2006.(1)

10.19(a)	Form of Aircraft Time Share Agreement between Cephalon, Inc. and certain executive officers, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 6, 2006.

10.19(b)	Amendment to the Second Amended and Restated Timesharing Agreement between Cephalon, Inc. and Frank Baldino, Jr., Ph.D. dated April 4, 2007, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2007.

10.20	Co-Promotion Agreement dated as of June 12, 2006 by and between the Company and Takeda Pharmaceuticals North America, Inc., filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2006.(1)

10.20(a)	Termination Letter dated as of August 29, 2008 of Co-Promotion Agreement dated as of June 12, 2006 by and between the Company and Takeda Pharmaceuticals North America, Inc. filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 3, 2008.

10.21	Asset Purchase Agreement by and between Anesta AG and E. Claiborne Robins Company, Inc., dated as of August 23, 2007, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2007.(1)

10.22	Credit Agreement dated as of August 15, 2008 among Cephalon, Inc., the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, Deutsche Bank Securities Inc. and Bank of America N.A., as co-syndication agents, Wachovia Bank, N.A. and Barclays Bank plc, as co-documentation agents, and J.P. Morgan Securities Inc., Deutsche Bank Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 18, 2008.

Exhibit No.	Description
10.22(a)	First Amendment dated December 3, 2008 to the Credit Agreement dated as of August 15, 2008 among Cephalon, Inc., the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, Deutsche Bank Securities Inc. and Bank of America N.A., as co-syndication agents, Wachovia Bank, N.A. and Barclays Bank plc, as co-documentation agents, and J.P. Morgan Securities Inc., Deutsche Bank Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers.

10.22(b)	Second Amendment dated February 27, 2009 to the Credit Agreement dated as of August 15, 2008 among Cephalon, Inc., the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, Deutsche Bank Securities Inc. and Bank of America N.A., as co-syndication agents, Wachovia Bank, N.A. and Barclays Bank plc, as co-documentation agents, and J.P. Morgan Securities Inc., Deutsche Bank Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed for the period ended March 31, 2009.

10.22(c)	Third Amendment dated as of May 21, 2009 to the Credit Agreement dated as of August 15, 2008 among Cephalon, Inc., the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, Deutsche Bank Securities Inc. and Bank of America N.A., as co-syndication agents, Wachovia Bank, N.A. and Barclays Bank plc, as co-documentation agents, and J.P. Morgan Securities Inc., Deutsche Bank Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 27, 2009.

10.22(d)	Fourth Amendment dated as of December 22, 2009 to the Credit Agreement dated as of August 15, 2008 among Cephalon, Inc., the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, Deutsche Bank Securities Inc. and Bank of America N.A., as co-syndication agents, Wachovia Bank, N.A. and Barclays Bank plc, as co-documentation agents, and J.P. Morgan Securities Inc., Deutsche Bank Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 29, 2009.

10.22(e)	Fifth Amendment dated March 22, 2010 to the Credit Agreement dated as of August 15, 2008 among Cephalon, Inc., the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, Deutsche Bank Securities Inc. and Bank of America N.A., as co-syndication agents, Wachovia Bank, N.A. and Barclays Bank plc, as co-documentation agents, and J.P. Morgan Securities Inc., Deutsche Bank Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 24, 2010.

10.22(f)	Sixth Amendment dated December 7, 2010 to the Credit Agreement dated as of August 15, 2008 among Cephalon, Inc., the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, Deutsche Bank Securities Inc. and Bank of America N.A., as co-syndication agents, Wachovia Bank, N.A. and Barclays Bank plc, as co-documentation agents, and J.P. Morgan Securities Inc., Deutsche Bank Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 10, 2010.

Exhibit No.	Description
10.22(g)	Seventh Amendment effective as of February 9, 2011 to the Credit Agreement dated as of August 15, 2008 among Cephalon, Inc., the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, Deutsche Bank Securities Inc. and Bank of America N.A., as co-syndication agents, Wachovia Bank, N.A. and Barclays Bank plc, as co-documentation agents, and J.P. Morgan Securities Inc., Deutsche Bank Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 9, 2011.

10.23	Settlement Agreement dated as of September 29, 2008 among Cephalon, Inc., the U.S. Department of Justice, the U.S. Attorney's Office for the Eastern District of Pennsylvania, the Office of Inspector General of the Department of Health and Human Services, TRICARE Management Activity, the U.S. Office of Personnel Management and the relators identified therein, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 29, 2008.

10.24	Corporate Integrity Agreement dated as of September 29, 2008 between the Office of Inspector General of the Department of Health and Human Services and Cephalon, Inc., filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 29, 2008.

10.25	Form of State Settlement Agreement and Release dated as of September 29, 2008 between Cephalon, Inc. and each of the 50 States and the District of Columbia, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 29, 2008.

10.26	Term Sheet dated November 6, 2009 by and among the Company, CIMA Labs, Inc., and Anesta Corp. and Barr Pharmaceuticals, LLC, as successor in interest to Barr Pharmaceuticals, Inc and Barr Laboratories, Inc.(1)

†10.27	Consulting Agreement dated as of February 5, 2010 by and between Cephalon, Inc. and Robert P. Roche, Jr., filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 11, 2010.

*10.28	Settlement and License Agreement dated as of October 7, 2010 by and between Anesta AG and Eurand, Inc. and Impax Laboratories, Inc.(2)

*10.29(a)	Stock Purchase Agreement dated December 7, 2010 by and among Cephalon International Holdings, Inc., a wholly-owned subsidiary of the Company, Angioblast Systems Inc., a wholly-owned subsidiary of Mesoblast ("Angioblast"), and certain stockholders of Angioblast

*10.29(b)	Subscription Deed dated December 7, 2010 by and between Cephalon International Holdings, Inc. and Mesoblast

*10.29(c)	Development and Commercialization Agreement dated December 7, 2010 by and between the Company and Angioblast(2)

*12.1	Statement Regarding Computation of Ratios

*21	List of Subsidiaries

*23.1	Consent of PricewaterhouseCoopers LLP.

*31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Consolidated Statements of Operations—year ended December 31, 2010, 2009 and 2008., (ii) Consolidated Balance Sheets—December 31, 2010 and 2009, (iii) Consolidated Statements of Changes in Equity—years ended December 31, 2010, 2009 and 2008, (iv) Consolidated Statements of Cash Flows—years ended December 31, 2010, 2009 and 2008, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

ABELCET, ACTIQ, AMRIX, DURASOLV, EFFENTORA, FENTORA, GABITRIL, LYOC, MODIODAL, MYOCET, NUVIGIL, ORASOLV, PROVIGIL, SPASFON, TREANDA, TRISENOX and VIGIL are trademarks or registered trademarks of Cephalon, Inc. or its subsidiaries. All other brands and names used herein are trademarks of their respective owners.

CEPHALON, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Year Ended December 31,	Balance at Beginning of the Year	Additions (Deductions)(1)	Other Additions (Deductions)(2)	Balance at End of the Year
Reserve for sales discounts, returns and allowances:
2010	$165,048	$401,436	$(349,897)	$216,587
2009	127,992	317,729	(280,673)	165,048
2008	89,091	282,996	(244,095)	127,992
Reserve for inventories:
2010	8,600	9,784	624	19,008
2009	5,685	7,695	(4,780)	8,600
2008	8,349	4,254	(6,918)	5,685
Reserve for income tax valuation allowance:
2010	132,741	29,571	(19,670)	142,642
2009	140,448	(10,337)	2,630	132,741
2008	132,949	13,970	(6,471)	140,448

(1)
Amounts represent charges and reductions to expenses and revenue.

(2)
Amounts represent utilization and adjustments of balance sheet reserve accounts.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 11, 2011
CEPHALON, INC.
	By:	/s/ J. KEVIN BUCHI J. Kevin Buchi Chief Executive Officer (Principal executive officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. KEVIN BUCHI J. Kevin Buchi	Chief Executive Officer (Principal executive officer)	February 11, 2011
/s/ WILCO GROENHUYSEN Wilco Groenhuysen	Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)	February 11, 2011
/s/ WILLIAM P. EGAN William P. Egan	Director	February 11, 2011
/s/ MARTYN D. GREENACRE Martyn D. Greenacre	Director	February 11, 2011
/s/ VAUGHN M. KAILIAN Vaughn M. Kailian	Director	February 11, 2011
/s/ KEVIN E. MOLEY Kevin E. Moley	Director	February 11, 2011
Charles A. Sanders, M.D.	Director	February 11, 2011
/s/ GAIL R. WILENSKY Gail R. Wilensky, Ph.D.	Director	February 11, 2011
/s/ DENNIS L. WINGER Dennis L. Winger	Director	February 11, 2011