Form 10-Q
period 2011-03-31
CEPHALON INC
filed 2011-05-04
CIK 873364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 27, 2011
Common Stock, par value $.01	76,217,384 Shares

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

•      the proposed acquisition of us by Teva Pharmaceutical Industries Ltd.;

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

•                  our ongoing litigation matters, including the patent infringement lawsuits and other proceedings described in Note 12 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference;

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

Any or all of our forward-looking statements in this report and in the documents we have referred you to may turn out to be wrong.  They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties.  Therefore, you should not place undue reliance on any such forward-looking statements.  The factors that could cause actual results to differ from those expressed or implied by our forward-looking statements include, among others:

•                  any delays or unexpected events related to the proposed acquisition of Cephalon by Teva Pharmaceutical Industries Ltd.;

•                  the acceptance of our products by physicians and patients in the marketplace, particularly with respect to our recently launched products;

•                  our ability to obtain regulatory approvals to sell our product candidates, including any additional future indications for TREANDA, FENTORA and NUVIGIL, and to launch such products or indications successfully;

•                  scientific or regulatory setbacks with respect to research programs, clinical trials, manufacturing activities

ii

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

•                  regulatory, legal or other setbacks or delays with respect to the settlement agreements with the USAO, the DOJ, the OIG and other federal entities, the state settlement agreements and Corporate Integrity Agreement related thereto, the settlement agreements with the Offices of the Attorneys General of Connecticut and Massachusetts, our settlements of the PROVIGIL patent litigation and the ongoing litigation related to such settlements, and the patent infringement lawsuits and other proceedings described in Note 12 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q which is incorporated herein by reference;

•                  our ability to integrate successfully technologies, products and businesses we acquire (or have a right to acquire) and realize the expected benefits from those acquisitions, including our recent acquisitions of Mepha GmbH, Ception Therapeutics, Inc. and BioAssets Development Corporation, Inc., our option to acquire Alba Therapeutics Corporation, our second quarter 2011 acquisition of Gemin X Pharmaceuticals, Inc., our equity position in, and possible acquisition by takeover bid of, ChemGenex Pharmaceuticals Limited and our strategic alliance with Mesoblast Ltd.;

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

•                  enactment of new government laws, regulations, court decisions, regulatory interpretations or other initiatives that are adverse to us or our interests; and

•                  pending, threatened or future legal proceedings, including in connection with the unsolicited acquisition proposal and consent solicitation initiated by Valeant Pharmaceuticals International, Inc. and the signing of a merger agreement with Teva Pharmaceutical Industries Ltd.

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

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CEPHALON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
REVENUES:
Net sales	$736,002	$576,681
Other revenues	9,111	19,904
	745,113	596,585
COSTS AND EXPENSES:
Cost of sales	157,983	105,043
Research and development	122,313	105,377
Selling, general and administrative	250,686	204,641
Change in fair value of contingent consideration	1,801	—
Restructuring charges	858	744
Acquired in-process research and development	30,000	—
Impairment and (gain) loss on sale of assets	5,648	—
	569,289	415,805

INCOME FROM OPERATIONS	175,824	180,780

OTHER INCOME (EXPENSE):
Interest income	1,017	1,930
Interest expense	(24,207)	(26,791)
Change in fair value of investments	164,735	—
Other income (expense), net	(3,028)	(7,271)
	138,517	(32,132)

INCOME BEFORE INCOME TAXES	314,341	148,648

INCOME TAX EXPENSE	102,731	48,311

NET INCOME	211,610	100,337

NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(522)	10,228

NET INCOME ATTRIBUTABLE TO CEPHALON, INC.	$211,088	$110,565

BASIC INCOME PER COMMON SHARE ATTRIBUTABLE TO CEPHALON, INC.	$2.79	$1.47

DILUTED INCOME PER COMMON SHARE ATTRIBUTABLE TO CEPHALON, INC.	$2.64	$1.35

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ATTRIBUTABLE TO CEPHALON, INC.	75,743	74,990

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-ASSUMING DILUTION ATTRIBUTABLE TO CEPHALON, INC.	79,836	81,811

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2011^	2010
CURRENT ASSETS:
Cash and cash equivalents	$1,160,657	$1,160,239
Receivables, net	506,437	431,333
Inventory, net	293,905	291,360
Deferred tax assets, net	211,523	213,798
Other current assets	72,360	54,845
Total current assets	2,244,882	2,151,575

INVESTMENTS ($471,254 and $155,808 at fair value in 2011 and 2010, respectively)	493,509	168,494
PROPERTY AND EQUIPMENT, net	499,672	502,856
GOODWILL	836,636	822,071
INTANGIBLE ASSETS, net	1,248,622	1,212,387
DEBT ISSUANCE COSTS	13,101	14,196
OTHER ASSETS	24,254	20,254
	$5,360,676	$4,891,833

CURRENT LIABILITIES:
Current portion of long-term debt, net	$663,684	$651,997
Accounts payable	119,777	104,477
Accrued expenses	550,443	460,141
Total current liabilities	1,333,904	1,216,615

LONG-TERM DEBT	398,475	391,416
DEFERRED TAX LIABILITIES, net	182,100	172,589
OTHER LIABILITIES	258,952	273,438
Total liabilities	2,173,431	2,054,058

COMMITMENTS AND CONTINGENCIES	—	—

REDEEMABLE EQUITY	161,969	170,183

EQUITY:
Cephalon Stockholders’ Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 2,500,000 shares issued, and none outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 79,297,764 and 79,091,532 shares issued, and 75,928,068 and 75,722,274 shares outstanding	793	791
Additional paid-in capital	2,477,973	2,428,450
Treasury stock, at cost, 3,369,696 and 3,369,258 shares	(225,874)	(225,870)
Accumulated earnings	458,174	247,086
Accumulated other comprehensive income	246,528	182,975
Total Cephalon stockholders’ equity	2,957,594	2,633,432
Noncontrolling Interest	67,682	34,160
Total equity	3,025,276	2,667,592
	$5,360,676	$4,891,833

^Amounts include assets and liabilities of our variable interest entities (VIEs).  Our interests and obligations with respect to VIEs’ assets and liabilities are limited to those accorded to us in our agreements with our VIEs. See Note 2 to these consolidated financial statements for amounts.

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share data)

(Unaudited)

								Total
							Accumulated	Stockholders
			Additional				Other	Equity
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive	Attributable	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Deficit	Income	to Cephalon	Interest	Total

BALANCE, JANUARY 1, 2010	78,002,764	$780	$2,534,070	3,085,844	$(208,427)	$(178,659)	$114,194	$2,261,958	$216,115	$2,478,073
Net income						110,565		110,565	(10,228)	100,337
Foreign currency translation losses							(29,034)	(29,034)		(29,034)
Prior service costs and gains on retirement-related plans							(25)	(25)		(25)
Comprehensive income								81,506	(10,228)	71,278
Stock options exercised	266,888	3	13,801					13,804		13,804
Tax benefit from equity compensation			7					7		7
Stock-based compensation expense	1,250	—	8,830					8,830		8,830
Treasury stock acquired				502	(33)			(33)		(33)
Change in redeemable equity associated with convertible debt			10,745					10,745		10,745
Other								—	104	104
BALANCE, March 31, 2010	78,270,902	$783	$2,567,453	3,086,346	$(208,460)	$(68,094)	$85,135	$2,376,817	$205,991	$2,582,808

								Total
						Accumulated	Accumulated	Stockholders
			Additional			(Deficit)/	Other	Equity
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Attributable	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Earnings	Income	to Cephalon	Interest	Total

BALANCE, JANUARY 1, 2011	79,091,532	$791	$2,428,450	3,369,258	$(225,870)	$247,086	$182,975	$2,633,432	$34,160	$2,667,592
Net income						211,088		211,088	522	211,610
Foreign currency translation gains							63,577	63,577		63,577
Gains or losses associated with pension benefits and prior service costs on retirement-related plans							(24)	(24)		(24)
Comprehensive income								274,641	522	275,163
Stock options exercised	200,284	2	11,743					11,745		11,745
Tax benefit from equity compensation			1,262					1,262		1,262
Stock-based compensation expense	—	—	5,870					5,870		5,870
Treasury stock acquired				438	(4)			(4)		(4)
Stock issued for employee stock purchase plan	5,948	—	349					349		349
Change in redeemable equity associated with convertible debt			8,214					8,214		8,214
Finalization of acquisition of Ception Therapeutics, Inc. noncontrolling interest			22,085					22,085		22,085
Alba Therapeutics, Inc. noncontrolling interest upon consolidation								—	33,000	33,000
BALANCE, March 31, 2011	79,297,764	$793	$2,477,973	3,369,696	$(225,874)	$458,174	$246,528	$2,957,594	$67,682	$3,025,276

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$211,610	$100,337
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	9,609	(1,045)
Shortfall tax benefits from stock-based compensation	(243)	—
Depreciation and amortization	47,469	48,353
Stock-based compensation expense	5,870	8,830
Amortization of debt discount and debt issuance costs	16,217	18,144
Changes in fair value of investments	(164,735)	—
Loss on foreign exchange contracts	506	6,169
Impairment and (gain) loss on sale of assets	5,648	—
Other	(25)	239
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(64,528)	20,308
Inventory	8,269	(2,383)
Other assets	(16,795)	(348)
Accounts payable and accrued expenses	104,700	39,449
Other liabilities	(15,814)	(4,498)
Net cash provided by operating activities	147,758	233,555

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,671)	(9,613)
Proceeds from sale of property and equipment	818	—
Cash balance from consolidation of variable interest entity	15,513	—
Purchases of investments	(176,104)	—
(Cash settlements of) proceeds from foreign exchange contracts	1,516	(6,155)
Net cash used for investing activities	(169,928)	(15,768)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under the employee stock purchase plan	349	—
Proceeds from exercises of common stock options	11,745	13,804
Windfall tax benefits from stock-based compensation	1,505	23
Acquisition of treasury stock	(4)	(33)
Payments on and retirements of long-term debt	(711)	(2,577)
Net cash provided by financing activities	12,884	11,217

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	9,704	(2,186)

NET INCREASE IN CASH AND CASH EQUIVALENTS	418	226,818

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,160,239	1,647,635

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,160,657	$1,874,453

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”), which includes audited financial statements as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full year.

Recent Accounting Pronouncements

In October 2009, the FASB issued revised accounting guidance for multiple-deliverable arrangements.  The amendment requires that arrangement considerations be allocated at the inception of the arrangement to all deliverables using the relative selling price method and provides for expanded disclosures related to such arrangements.  It is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  We adopted this guidance for agreements entered into or materially modified after January 1, 2011.  The adoption did not have a significant impact on our consolidated financial statements; however, this guidance may impact the timing of revenue recognition related to certain arrangements entered into prospectively.

In March 2010, the FASB issued revised accounting guidance for milestone revenue recognition. The new guidance recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development transactions. It is effective on a prospective basis to milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  We adopted this guidance beginning with agreements entered into after January 1, 2011. The adoption did not have a significant impact on our consolidated financial statements.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, imposes an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011. In accordance with guidance issued by the FASB, we will estimate and record the liability for the fee in full upon the first qualifying sale each calendar year and will record a corresponding deferred cost to be amortized to operating expense using a straight-line method of allocation over the remaining calendar year.  We have recorded an estimated liability on our consolidated balance sheet of $10.4 million for the 2011 annual fee.  For the quarter ended March 31, 2011, we expensed  $2.6 million related to the 2011 annual fee.

2.   ACQUISITIONS AND TRANSACTIONS

ChemGenex Pharmaceuticals Limited

In 2010, we signed a convertible note subscription agreement with ChemGenex Pharmaceuticals Limited, an Australian-based oncology focused biopharmaceutical company (“ChemGenex”).  Under the terms of the agreement, we provided Australian Dollar (“A$”) $15 million to ChemGenex in return for a note that was convertible at A$0.50 per share.  The funding will support ChemGenex operations, including clinical activities to complete a planned New Drug Application submission to the U.S. Food and Drug Administration for omacetaxine for the treatment of chronic myelogenous leukemia (CML) patients who have failed two or more tyrosine kinase inhibitor (TKIs).  Separately, we also entered into option agreements with two of ChemGenex’s major shareholders, Stragen International N.V. and Merck Santé S.A.S.  Under those option agreements, we had the right to acquire up to an additional 19.9% of ChemGenex’s outstanding shares at A$0.70 per share before the later of March 31, 2011, and ten business days after receipt of certain clinical trial data and related analyses from ChemGenex (the “Exercise Period”).  At December 31, 2010 the notes were accounted for under the fair value option.  Additionally, the option to purchase the 19.9% of ChemGenex shares was a freestanding derivative and was marked to market.

The convertible notes and purchase option assets of $9.9 million and $0.9 million were included within long-term investments and other current assets on our December 31, 2010 consolidated balance sheet, respectively.

In March 2011, we provided notice to convert our convertible notes and elected to exercise our call options for $40.6 million resulting in the acquisition of a 27.6% interest of total issued share capital in ChemGenex.  The change in fair value of our investment in ChemGenex notes and the purchase options between December 31, 2010 and the conversion date was recorded as a change in fair value of investments within other income (expense) on the consolidated statement of operations.  At March 31, 2011, we believe our 27.6% interest in ChemGenex allows us to exercise significant influence over ChemGenex and therefore consider our investment to be an equity method investment.  We have elected to account for our equity method investment under the fair value option.  We measure the fair value of our investment utilizing the company’s publicly traded stock price. On March 31, 2011, the ChemGenex stock price was A$0.64 and we remeasured the fair value of our equity interest at $56.7 million.  We recorded the difference between the consideration paid for the options and fair value at the date of acquisition as a change in fair value of investments within other income (expense) on the statement of operations. Additionally, the change in fair value between the date of acquisition and the balance sheet date was also recorded as a change in fair value of investments within other income (expense) on the consolidated statement of operations.   At March 31, 2011 our investment in ChemGenex equity securities was a recorded as a long term investment.  The net impact of all changes in fair value for the investment in ChemGenex notes, purchase options and equity interest during the three months ended March 31, 2011 was a $5.1 million dollar gain.

In April 2011 we launched our takeover offer for ChemGenex (through our wholly owned subsidiary Cephalon CXS Holdings Pty ltd.).  The offer terms consist of the following:

•                  Payment of  A$0.70 cash for each ChemGenex Share, cum dividend rights

•                  An offer of A$0.02 cash for each ASX listed ChemGenex Option

The offer has the support of the ChemGenex independent directors and was recommended to ChemGenex shareholders in the absence of a superior offer. The offer is currently subject to certain basic conditions including a 90% minimum acceptance condition.  As of March 31, 2011 assuming a purchase price of A$0.70 per share, the total offer value (including the options and notes) was approximately $172 million (A$167 million).

Alba Therapeutics Corporation

In February 2011, we entered into agreements with Alba Therapeutics Corporation (“Alba”), a privately held biopharmaceutical company, providing us an option to purchase all of Alba’s assets relating to larazotide acetate, a tight junction modulator, progressing toward a Phase IIb clinical trial for the treatment of celiac disease. Under the terms of the option agreement, we paid Alba a $7 million upfront option payment and agreed to provide a credit facility of up to $22 million to fund Alba’s Phase IIb clinical trial expenses. We may exercise the option at any time prior to expiration of a specified period after receipt of the final study report for the Phase IIb clinical trial. If we exercise the option, we will purchase all of Alba’s assets relating to larazotide acetate for $15 million.  As of March 31, 2011, we have provided $10.0 million in loans to Alba under the credit facility.  Alba could receive additional payments related to clinical and regulatory milestones.

We have determined that, because of our rights under the Alba option agreement, effective February 9, 2011, Alba is a variable interest entity (“VIE”) for which we are the primary beneficiary.  As a result, as of February 9, 2011 we have included the financial condition and results of operations of Alba in our consolidated financial statements.  However, we do not have an equity interest in Alba and, therefore, we have allocated the Alba losses to noncontrolling interest in the consolidated statement of operations.   If the Alba option expires unexercised, we will deconsolidate Alba and recognize a loss of $7.0 million, equal to our investment in Alba, plus any outstanding borrowings under the credit facility.  It is also expected the loans under the $22 million credit facility will be forgiven in all cases with the exception of an event of default by Alba.  We have therefore, considered the $22 million in estimating the fair value of Alba.  Alba did not have a material impact on our revenues or earnings attributable to our Cephalon shareholders for the period ended March 31, 2011 or on a pro forma basis for the periods ended March 31, 2011 and 2010.  Alba is included in our U. S. operating segment.

The following summarizes the fair values and classification of Alba’s assets and liabilities included in our consolidated balance sheet as of February 9, 2011 and March 31, 2011:

	February 9, 2011	March 31, 2011
Cash and cash equivalents	$15,513	$11,272
Other current assets	45	10
Property and equipment, net	—	10
Goodwill	2,122	2,122
Intangible assets	40,000	40,000
Current portion of long-term debt, net	3,560	3,560
Accounts payable	3,167	185
Accrued expenses	953	431
Noncontrolling interest	33,000	32,141

Alba’s intangible assets represent in process research and development related to larazotide acetate.

Although Alba is included in our consolidated financial statements, our interest in Alba’s assets are limited to that accorded to us in the agreements with Alba as described above.  Alba’s creditors have no recourse to the general credit of Cephalon.

SymBio Pharmaceuticals Limited

In February 2011, Cephalon entered into a Stock Investment Agreement with SymBio Pharmaceuticals Limited (“SymBio”).  Under the stock investment agreement, Cephalon purchased additional common shares of SymBio for  approximately $9.4 million.  As of March 31, 2011, Cephalon holds an 18.5% interest in SymBio.  Our investment in Symbio is recorded as a cost basis investment.

Mesoblast Limited

In December, 2010, we entered into a strategic alliance with Mesoblast Limited (“Mesoblast”) to develop and commercialize novel adult Mesenchymal Precursor Stem Cell (MPC) therapeutics for degenerative conditions of the cardiovascular and central nervous systems. These conditions include Congestive Heart Failure, Acute Myocardial Infarction, Parkinson’s Disease, and Alzheimer’s Disease. The alliance also extends to products for augmenting hematopoietic stem cell transplantation in cancer patients.

As part of the development and commercialization agreement, in exchange for exclusive world-wide rights to commercialize specific products based on Mesoblast’s proprietary adult stem cell technology platform, we agreed to pay Mesoblast a nonrefundable up front payment of $130 million. In December 2010, we paid $100.0 million, which was expensed as acquired in process research and development expense.  In February 2011, we paid and expensed, as acquired in process research and development expense, the remaining $30 million of upfront fees as part of the collaboration agreement, as we received Mesoblast shareholder and regulatory approval for us to purchase additional shares, as agreed to under our share purchase agreement.

Additionally, in 2010 we made a $133.9 million equity investment in Mesoblast common stock, representing a 12.2% interest in the company, included in non-current assets on our consolidated balance sheet. In February 2011, we acquired an additional 7.8% interest in Mesoblast, for $109.1 million.  We believe we exercise significant influence over the company due to our ownership of 20.0%, our Chief Executive Officer holding a voting seat on the Mesoblast Board of Directors and the existence of various revenue arrangements between us and Mesoblast. Therefore, we consider our investment in Mesoblast to be an equity method investment.  We have elected to account for our equity method investment under the fair value option. We measured the fair value of our investment at the date of acquisition and prospectively utilizing the company’s publicly traded stock price.  As of December 31, 2010, our existing 12.2% interest was valued at a fair value of A$4.67 or $145.9 million.  On the date we acquired the additional 7.8% interest, Mesoblast’s share price was A$5.57 and the fair value of our additional investment was $138.1 million.  We recorded the difference between the consideration paid and fair value at the date of acquisition as a change in fair value of investments within other income (expense) on the statement of operations.  On March 31, 2011, Mesoblast’s share price was A$7.25 and we remeasured the fair value of our entire  investment at $414.6 million.  The change in fair value between December 31, 2010 for our existing 12.2% investment and since the date of acquisition for our February 2011 7.8% investment was also recorded as a change in fair value of investments within other income (expense) on the consolidated statement of operations.  The total change in fair value of investments recorded for the three months ended March 31, 2011 was $159.6 million.  We consider Mesoblast a related party.

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

Mepha GmbH

During the first quarter of 2011, we finalized the acquisition accounting for certain tax liabilities, which resulted in an adjustment to goodwill of $3.0 million.  The acquisition accounting for the Mepha acquisition is now complete.

3.   RESTRUCTURING

CIMA restructuring

On January 15, 2008, we announced a restructuring plan under which we intend to (i) transition manufacturing activities at our CIMA LABS INC. (“CIMA”) facility in Eden Prairie, Minnesota, to our expanded manufacturing facility in Salt Lake City, Utah, and (ii) consolidate at CIMA’s Brooklyn Park, Minnesota, facility certain drug delivery research and development activities performed in Salt Lake City. The phased transition of manufacturing activities and the closure of the Eden Prairie facility are expected to be completed in 2011.  The consolidation of drug delivery research and development activities at Brooklyn Park was completed in 2008.  The plan is intended to increase efficiencies in manufacturing and research and development activities, reduce our cost structure and enhance competitiveness.

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

The estimated pre-tax costs of the plan are being recognized between 2008 and 2011 and are included in the United States segment.  Through March 31, 2011, we have incurred a total of $20.2 million related to the restructuring plan.

In September 2010, we sold the Eden Prarie facility and certain associated equipment for proceeds of $4.7 million.  Pursuant to the sales agreement, we are leasing the Eden Prarie facility and certain associated equipment from the buyer through December 31, 2011 with aggregate remaining lease payments totaling $0.4 million.  Through March 31, 2011, we have incurred a total of $21.7 million in pre-tax, non-cash accelerated depreciation of plant and equipment related to the restructuring. We will continue to incur non-cash accelerated depreciation of equipment not associated with the sale through the completion of the restructuring project.

Total charges and payments related to the restructuring plan recognized in the consolidated statement of operations and included in the United States segment are as follows:

	Three months ended March 31,
	2011	2010
Restructuring reserves, beginning of period	$9,968	$7,083
Severance costs	469	527
Manufacturing and personnel transfer costs	427	217
Payments	(525)	(473)
Restructuring reserves, end of period	$10,339	$7,354

4.  ASSETS HELD FOR SALE

In March 2011, we finalized our plan to divest our manufacturing facility in Mitry Mory, France.  As part of the transaction, the acquirer has agreed to continue the operation of the facility and the employment of all current personnel so that no restructuring charges will be required. We also intend to enter into an agreement with the acquirer to purchase an annual minimum amount of raw material used in the production of SPASFON.  As a result, we intend to transfer the facility for a nominal amount and have recognized an impairment of $6.1 million in the first quarter of 2011.  We signed the Transfer Agreement with the acquirer for the transfer of the facility in April 2011 and we expect the facility to be transferred before the end of 2011.  As of March 31, 2011, the remaining value of the facility included on our balance sheet was insignificant.

5.   OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of the following:

	Three months ended
	March 31,
	2011	2010
Losses on foreign exchange derivative instruments	$(506)	$(6,169)
Foreign exchange losses	(2,522)	(1,102)
Other income (expense), net	$(3,028)	$(7,271)

In 2010, Cephalon entered into a foreign exchange forward contract related to our Mesoblast transaction.  This contract protected against fluctuations between the Australian Dollar and the U.S. Dollar and changes in the value of this contract were recognized within net income.  This contract settled in February 2011.  For the period ended March 31, 2011, we recognized a loss of $0.5 million from the decrease in fair value of this foreign exchange contract.

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

6.  ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income consisted of the following:

	March 31, 2011	December 31, 2010
Foreign currency translation gains	$242,382	$178,805
Prior service gains and losses on retirement-related plans	4,146	4,170
Accumulated other comprehensive income	$246,528	$182,975

Accumulated other comprehensive income balances related to our noncontrolling interests are insignificant.

7.  FAIR VALUE DISCLOSURES

The carrying values of cash, cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and debt instruments other than our convertible debt approximate their respective fair values.

At March 31, 2011, long term assets recorded at fair value include our 27.6% investment in ChemGenex and our 20.0% investment in Mesoblast Limited.  Long-term liabilities recorded at fair-value include contingent consideration attributable to Ception and BioAssets Development Corp. (“BDC”).

At December 31, 2010, other current assets recorded at fair value include an asset recorded for our option to purchase additional ChemGenex shares which represents a free standing derivative.  Long term assets recorded at fair value include our investment in ChemGenex convertible note securities and our 12.2% equity investment in Mesoblast Limited.  Long-term liabilities recorded at fair-value include contingent consideration attributable to Ception and BDC.

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

The following table sets forth the fair value hierarchy for financial assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2011 and December 31, 2010.

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Long term assets
Investment in ChemGenex	$56,669	$56,669	$—	$—
Investment in Mesoblast	414,585	414,585	—	—
Total assets	$471,254	$471,254	$—	$—

Long term liabilities
Ception contingent consideration	$104,264	$—	$—	$104,264
BDC contingent consideration	32,745	—	—	32,745
Total liabilities	$137,009	$—	$—	$137,009

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Current assets
Purchase Option for ChemGenex Equity Securities	$984	$—	$984	$—

Long term assets
Investment in ChemGenex convertible note securities	9,885	—	—	9,885
Investment in Mesoblast	145,923	145,923	—	—
Total assets	$156,792	$145,923	$984	$9,885

Long term liabilities
Ception contingent consideration	$102,942	$—	$—	$102,942
BDC contingent consideration	32,266	—	—	32,266
Total liabilities	$135,208	$—	$—	$135,208

For further details on our investment in Mesoblast and ChemGenex equity securities recorded on a recurring basis and a description of the fair value methodologies utilized, see Note 2 herein.

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

The fair value of the investment in ChemGenex convertible note securities at December 31, 2010 was determined based on both a probability weighted discounted cash flow analysis and a Black Scholes valuation for the conversion option.  This fair value measurement was based on inputs not observable in the market and thus represented a Level 3 measurement within the fair value hierarchy. Changes in the fair value of the investment in ChemGenex convertible notes were recorded in change in fair value of investments within other income (expense).  The notes were converted to equity securities in March 2011.

In accordance with GAAP, we are allowed to elect, at specified election dates, to measure many financial instruments at fair value (“the fair value option”) that would not otherwise be required to be measured at fair value.  If the fair value option is elected for a particular financial instrument or other items, we are required to report unrealized gains and losses on those items in earnings. Our investment in ChemGenex convertible note securities and investment in Mesoblast Limited and ChemGenex equity securities, investments that would otherwise be accounted for under the equity method absent the fair value option election, are the only eligible items for which the fair value option was elected commencing on the dates the investments were made.  Our investment in ChemGenex convertible notes was converted to equity securities in March 2011.  Currently, our investments in Mesoblast and ChemGenex equity securities are our only investments that would be accounted for under the equity method. Electing the fair value option for these investments eliminates some of the uncertainty involved with impairment considerations since quoted market prices for these investments provide a readily determinable fair value at the balance sheet date.  Our other available for sale investments are cost basis investments in entities that are not publicly traded and for these reasons we did not elect the fair value option for such securities.

The tables below reconcile the beginning and ending balances for assets and liabilities measured on a recurring basis using unobservable inputs (Level 3) during the period.

	Ception Contingent Consideration (Liability)	BDC Contingent Consideration (Liability)	Chemgenex Convertible Note Securities
Balance, January 1, 2011	$(102,942)	$(32,266)	$9,885
Net transfer in to Level 3 (new transactions)	—	—	—
Unrealized gains/(losses) included in earnings	(1,322)	(479)	5,115
Conversion of Convertible Notes to Equity (Transfer Out)	—	—	(15,000)
Ending Balance, March 31, 2011	$(104,264)	$(32,745)	$—

See Note 2, for a description of Alba’s assets and liabilities recorded at fair value and measured on a nonrecurring basis.

Except for our convertible notes, our debt instruments do not have readily ascertainable market values; however, the carrying values approximate the respective fair values. As of March 31, 2011, the fair value and carrying value of our convertible debt, based on quoted market prices was:

	Fair Value^	Carrying Value	Face Value

2.0% convertible senior subordinated notes due June 1, 2015	$1,367,883	$658,031	$820,000
2.5% convertible senior subordinated notes due May 1, 2014	601,900	395,723	500,000

^The fair value shown above represents the fair value of the total debt instrument, inclusive of both the liability and equity components, while the carrying value represents the carrying value of the liability.

8.   INVENTORY, NET

Inventory, net consisted of the following:

	March 31, 2011	December 31, 2010
Raw materials	$42,856	$37,433
Work-in-process	139,735	140,898
Finished goods	111,314	113,029
Total inventory, net	$293,905	$291,360

We have committed to make future minimum payments to third parties for certain raw material inventories, including agreements to purchase minimum amounts of modafinil through 2012.  Over the past few years, we have been developing a manufacturing process for the active pharmaceutical ingredient in NUVIGIL that is more cost effective than our prior process of separating modafinil into armodafinil.  As a result of our plan to manufacture armodafinil in the future using this new process and the launch of NUVIGIL in 2009, we assessed the potential impact of these items on certain of our existing agreements to purchase modafinil and recorded charges and gains. As of March 31, 2011 and December 31, 2010, our aggregate future purchase commitments remaining totaled $7.7 million and $8.6 million, respectively, and are fully reserved.

9.  GOODWILL

Goodwill consisted of the following:

	United States	Europe	Total

December 31, 2010	$486,619	$335,452	$822,071
Foreign currency translation adjustment	—	15,432	15,432
Mepha GmbH purchase accounting adjustment	—	(2,989)	(2,989)
Consolidation of Alba as a VIE	2,122	—	2,122
March 31, 2011	$488,741	$347,895	$836,636

10.  INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

		March 31, 2011			December 31, 2010
	Estimated	Gross		Net	Gross		Net
	Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Lives	Amount	Amortization	Amount	Amount	Amortization	Amount

Product Rights & Technology	5 - 20 years	$1,173,400	$562,201	$611,199	$1,161,807	$540,425	$621,382
IPR&D	Indefinite	417,241	—	417,241	374,376	—	374,376
Trademarks	10 - 20 years	271,745	53,427	218,318	261,566	47,315	214,251
Other agreements	1 - 2 years	4,349	2,485	1,864	4,162	1,784	2,378
		$1,866,735	$618,113	$1,248,622	$1,801,911	$589,524	$1,212,387

Intangible assets are amortized over their estimated useful economic life using the straight line method. Amortization expense was $29.1 million and $25.8 million for the three months ended March 31, 2011 and 2010, respectively.

11.  LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
	2011	2010

2.0% convertible senior subordinated notes due June 1, 2015	$820,000	$820,000
Debt discount on 2.0% convertible senior subordinated notes due June 1, 2015	(161,969)	(170,183)
2.5% convertible senior subordinated notes due May 1, 2014	500,000	500,000
Debt discount on 2.5% convertible senior subordinated notes due May 1, 2014	(104,277)	(111,357)
Other	8,405	4,953
Total debt	$1,062,159	$1,043,413
Less current portion	(663,684)	(651,997)
Total long-term debt	$398,475	$391,416

At March 31, 2011, we have included $3.6 million of short-term debt related to Alba, a variable interest entity for which we are the primary beneficiary.  Alba’s liabilities represent contractual obligations of Alba for general corporate purposes. Alba’s creditors have no recourse to the general credit of Cephalon.

Convertible Notes

The liability component of our convertible notes will be classified as current liabilities and presented in current portion of long-term debt and the equity component of our convertible debt will be considered a redeemable security and presented as redeemable equity on our consolidated balance sheet if our debt is considered current at the balance sheet date. At March 31, 2011 and December 31, 2010, our stock price was $76.08 and $61.72, respectively, and therefore, the 2.0% Notes are considered to be current liabilities based on conversion price and are presented in current portion of long-term debt on our consolidated balance sheet.

In August 2008, we established a $200 million, three-year revolving credit facility with JP Morgan Chase Bank, N.A. and certain other lenders.  The credit facility is available for letters of credit, working capital and general corporate purposes and is guaranteed by certain of our domestic subsidiaries.  The credit agreement contains customary covenants, including but not limited to covenants related to total debt to Consolidated EBITDA (as defined in the credit agreement), senior debt to Consolidated EBITDA, interest expense coverage and limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, and transactions with affiliates.  As of the date of this filing, we have not drawn any amounts under the credit facility.

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

In late 2005 and early 2006, we entered into settlement agreements with each of Teva, Mylan, Ranbaxy and Barr; in August 2006, we entered into a settlement agreement with Carlsbad and its development partner, Watson Pharmaceuticals, Inc., which we understand has the right to commercialize the Carlsbad product if approved by the FDA. As part of these separate settlements, we agreed to grant to each of these parties a non-exclusive royalty-bearing license to market and sell a generic version of PROVIGIL in the United States, effective in April 2012, subject to applicable regulatory considerations. Under the agreements, the licenses could become effective prior to April 2012 only if a generic version of PROVIGIL is sold in the United States prior to this date. Various factors could lead to the sale of a generic version of PROVIGIL in the United States at any time prior to April 2012, including if (i) we lose patent protection for PROVIGIL due to an adverse judicial decision in a patent infringement lawsuit; (ii) all parties with first-to-file ANDAs relinquish their right to the 180-day period of marketing exclusivity, which could allow a subsequent ANDA filer, if approved by the FDA, to launch a generic version of PROVIGIL in the United States at-risk; (iii) we breach or the applicable counterparty breaches a PROVIGIL settlement agreement; or (iv) the FTC prevails in its lawsuit against us in the U.S. District Court for the Eastern District of Pennsylvania (“EDPA”) described below.

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

Separately, in June 2006, Apotex, Inc., a subsequent ANDA filer seeking FDA approval of a generic form of modafinil, filed suit against us, also in the EDPA, alleging similar violations of antitrust laws and state law. Apotex asserts that the PROVIGIL settlement agreements improperly prevent it from obtaining FDA approval of its ANDA, and seeks monetary and equitable remedies. Apotex also seeks a declaratory judgment that the ‘516 Patent is invalid, unenforceable and/or not infringed by its proposed generic. In May 2009, Apotex also filed a declaratory judgment complaint in the EDPA that our U.S. Patent No. 7,297,346 (the “‘346 Patent”) is invalid and/or not infringed by its proposed generic. The ‘346 Patent covers pharmaceutical compositions of modafinil and expires in May 2024.  In February 2011, the court bifurcated the patent claims, and in April 2011 we completed the trial against Apotex with respect to the validity and enforceability aspects of  the ‘516 Patent. Trial regarding Apotex’s infringement of the ‘516 patent is currently scheduled for July 2011.  We believe that the private antitrust complaints described in the preceding paragraph and the Apotex antitrust and declaratory judgment complaints are without merit. While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

In November 2005 and March 2006, we received notice that Caraco Pharmaceutical Laboratories, Ltd. (“Caraco”) and Apotex, respectively, also filed Paragraph IV ANDAs with the FDA in which each firm is seeking to market a generic form of PROVIGIL. We have not filed a patent infringement lawsuit in the United States against either Caraco or Apotex, although Apotex has filed suit against us, as described above. In early August 2008, we received notice that Hikma Pharmaceuticals plc (“Hikma Pharmaceuticals”) filed a Paragraph IV ANDA with the FDA in which it is seeking to market a generic form of PROVIGIL. We have not filed a patent infringement lawsuit against Hikma Pharmaceuticals.  In March 2011 and April 2011, we received notice that Aurobindo Pharma Limited and Mylan, and Alembic Pharmaceuticals Limited, respectively, filed Paragraph IV ANDAs with the FDA in which each firm is seeking to market a generic form of PROVIGIL.

In 2010, generic versions of modafinil were launched in Portugal, Sweden and Denmark.  We have filed lawsuits in each of these countries and intend to vigorously enforce our intellectual property rights.  A trial enforcing our intellectual property rights is scheduled to begin in May 2011 in the UK against Mylan in anticipation of sales of generic modafinil in the UK

The European Commission is conducting a pharmaceutical sector inquiry of over 100 companies regarding, among other matters, settlements by branded pharmaceutical companies (such as Cephalon) with generic pharmaceutical companies. We are cooperating with the European Commission’s inquiry and have provided questionnaire responses regarding our business and documents related to our 2005 PROVIGIL settlement with Teva’s UK affiliate. In April 2011, the European Commission announced the launch of a formal investigation regarding this matter.  The opening of proceedings does not mean that the European Commission has conclusive proof of an infringement, only that it will investigate the case as a matter of priority.

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

NUVIGIL Patent Litigation

In December 2009, January 2010, February 2010 and August 2010, we filed patent infringement lawsuits against seven companies—Teva, Actavis, Mylan, Watson, Sandoz, Lupin, and Apotex—based upon the ANDA filed by each of these firms with the FDA seeking approval to market a generic form of NUVIGIL. The lawsuits claimed infringement of our ‘570 Patent, ‘346 Patent and ‘516 Patent.  In March 2011, Actavis converted its Paragraph IV certification to a Paragraph III certification and was dismissed from our suit.  Including the six-month pediatric extension, the ‘516 Patent, the ‘346 Patent, and the ‘570 Patent expire on April 6, 2015, May 29, 2024, and June 18, 2024, respectively.

Under the provisions of the Hatch-Waxman Act, the filing of the Teva,  Mylan, Watson, Sandoz, Lupin and Apotex lawsuits stays any FDA approval of the applicable ANDA until the earlier of entry of a district court judgment in favor of the ANDA holder or 30 months from the date of our receipt of the respective Paragraph IV certification letter.  Assuming no earlier district court judgment, the earliest the 30-month stay will expire is in May 2012.

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

Also in October 2010, we completed the trial against Anchen, Barr and Mylan with respect to the Eurand Patent.  We anticipate a decision by the U.S. District Court in Delaware at any time.  In April 2011, the court issued an injunction that prevents Anchen, Barr and Mylan from launching a generic version of AMRIX prior to issuance of the court’s decision.  We anticipate a separate trial against Anchen with respect to later-issued patents that also cover AMRIX.

FENTORA Patent Litigation

In April 2008, June 2008 and January 2010, we received Paragraph IV certification letters relating to ANDAs submitted to the FDA by Watson Laboratories, Inc., Barr and Sandoz, respectively, requesting approval to market and sell a generic equivalent of FENTORA. Both Watson and Barr allege that our U.S. Patent Numbers 6,200,604 and 6,974,590 (“FENTORA Orange Book Patents”) covering FENTORA are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of the product described in their respective ANDAs. The FENTORA Orange Book Patents cover methods of use for FENTORA and do not expire until 2019. In June 2008, July 2008 and January 2010, we and our wholly-owned subsidiary, CIMA, filed lawsuits in U.S. District Court in Delaware against Watson, Barr and Sandoz for infringement of these patents.  In May 2010, the trial for the Watson FENTORA matter was completed.  In addition to the FENTORA Orange Book Patents, we asserted at trial that Watson has and will infringe another of our patents, U.S. Patent Number 6,264,981 (the “‘981 Patent”).    In March 2011, the court ruled in Watson’s favor on the FENTORA Orange Book Patents, upheld the validity of our ‘981 Patent and found that Watson’s proposed generic version of FENTORA infringes the ‘981 Patent.  Subsequently, the court entered an order giving effect to the parties’ stipulations providing that Watson will not sell its product before the ‘981 Patent expires, unless the stipulations are earlier vacated or dissolved.  Watson has appealed the court’s decision regarding the ‘981 Patent, and we have appealed the court’s decision regarding the FENTORA Orange Book Patents.  In the Sandoz FENTORA matter, the court has set a trial date in June 2011.

In November 2009, we entered into a binding agreement-in-principle (the “Barr Agreement”) with Barr to settle its pending patent infringement lawsuit related to FENTORA. The Barr Agreement does not affect the status of our separate FENTORA patent litigation with Watson and Sandoz. In connection with the Barr Agreement, we will grant Barr a non-exclusive, royalty-free right to market and sell a generic version of FENTORA in the United States. Barr’s license will become effective in October 2018 or earlier under certain circumstances.

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

In January 2011, we received a subpoena duces tecum (for documents) from the U.S. Postal Service Office of Inspector General (“Postal Service”) in connection with an investigation relating to Postal Service employees’ workers’ compensation claims.  The subpoena requests that we provide to the Postal Service documents pertaining to FENTORA.  We understand that this investigation is being conducted by the Postal Service in conjunction with the Civil Division of the United States Attorney’s Office in Philadelphia.  We are in the process of responding to the subpoena and intend to cooperate fully.

DURASOLV

In the third quarter of 2007, the U.S. Patent and Trademark Office (“PTO”) notified us that, in response to re-examination petitions filed by a third party, the Examiner rejected the claims in the two U.S. patents for our DURASOLV ODT technology. We disagree with the Examiner’s position, and we filed notices of appeal to the Board of Patent Appeals of the PTO’s decisions in the fourth quarter of 2007 regarding one patent and in the second quarter of 2008 regarding the second patent. In September 2009, the Board affirmed the Examiner’s position with respect to the first of the DURASOLV patents. We requested reconsideration of that decision, and in March 2011, the Board reversed the Examiner’s rejections on both DURASOLV patents.  The Board entered new grounds of rejection and afforded us the opportunity to reopen prosecution with the Examiner.  We expect to file a response to the new rejections in June 2011.  Due to the nature of the re-examination process, there can be no assurance that these efforts will be successful. Invalidity of the DURASOLV patents could reduce our ability to enter into new contracts with regard to our drug delivery business.

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

Three putative class actions have been filed in the Delaware Court of Chancery against our Board and/or us, alleging breach of duties in connection with Valeant’s non-binding acquisition proposal and seeking injunctive relief. We expect additional complaints to be filed relating to our proposed acquisition by Teva. We intend to vigorously defend these actions.

Other Commitments

We have committed to make potential future “milestone” payments to third parties as part of our in-licensing and development programs primarily in the area of research and development agreements.  Payments generally become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones.  Because the achievement of these milestones is neither probable nor reasonably estimable, we have not recorded a liability on our consolidated balance sheet for any such contingencies, with the exception of the contingent consideration recorded upon an acquisition when appropriate. As of March 31, 2011, the potential milestone, option exercise payments and other contingency payments due under current contractual agreements are $3.3 billion, excluding amounts recognized as liabilities on our consolidated balance sheet of $208.2 million.

13.  STOCK-BASED COMPENSATION

Total stock-based compensation expense recognized in the consolidated statement of operations is as follows:

	Three months ended
	March 31,
	2011	2010
Stock option expense	$2,830	$4,470
Restricted stock unit expense	3,040	4,360
Total stock-based compensation expense*	$5,870	$8,830

Total stock-based compensation expense after-tax	$3,980	$5,801

*For the three months ended March 31, 2011 and 2010 total stock-based compensation is allocated 4% to cost of sales, 38% to research and development and 58% to selling, general and administrative expenses based on the employees’ compensation allocation between these line items.

14.  PENSION AND OTHER POSTRETIREMENT BENEFITS

We have defined benefit pension plans covering eligible employees in certain of our international subsidiaries. Net periodic pension benefit cost is based on periodic actuarial valuations which use the projected unit credit method of calculation and is charged to expense on a systematic basis over the average remaining service lives of the current participants.  Our defined benefit plans are all attributable to our European segment.

The net cost for pension benefit plans consisted of the following components:

	Three months ended March 31,
	2011	2010

Service cost	$1,364	$214
Interest cost	799	117
Expected return on plan assets	(728)	—
Amortization of prior service credit	(6)	(5)
Amortization of net (gain) loss	(31)	(30)
Net periodic benefit cost	$1,398	$296

Through March 31, 2011, contributions of $0.7 million have been made to all international pension plans and we anticipate additional contributions during the remainder of 2011 to total approximately $3.4 million.

15.  INCOME TAXES

For the three months ended March 31, 2011, we recognized $102.7 million of income tax expense on income before income taxes of $314.3 million, resulting in an overall effective tax rate of 32.7 percent.  For the three months ended March 31, 2010, we recognized $48.3 million of income tax expense on income before income taxes of $148.6 million, resulting in an overall effective tax rate of 32.5 percent. During the first quarter of 2011, we recognized $22.1 million of deferred tax assets related to a 2010 acquisition of non-controlling interest.

The Internal Revenue Service (“IRS”) concluded their  examination of  Cephalon, Inc.’s 2006 and 2007 U.S. federal income tax returns during Q4 2010.  We remain open for examination by the IRS for 2008 to 2010.  In other significant foreign jurisdictions, the tax years that remains open for potential examination range from 2001 to 2010.  We do not believe at this time that the results of these examinations will have a material impact on our financial statements.

In the regular course of business, various state and local tax authorities also conduct examinations of our state and local income tax returns.  Depending on the state, state income tax returns are generally subject to examination for a period of three to five years after filing.  The state impact of any federal changes that  resulted from the 2006 and 2007 IRS examination remain subject to examination by various states for a period of up to one year after formal notification to the states. We currently have several state income tax returns in the process of examination.

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

The number of shares included in the diluted EPS calculation for the convertible subordinated notes and warrants is as follows:

	Three months ended
	March 31,
	2011	2010
Average market price per share of Cephalon stock	$58.94	$67.43

Shares included in diluted EPS calculation (in thousands):
2.0% Notes	3,646	5,398
2.5% Notes	—	—
2010 Notes	—	572
Warrants related to 2.0% Notes	—	—
Warrants related to 2.5% Notes	—	—
Warrants related to New Zero Coupon Notes	—	—
Other	—	1
Total	3,646	5,971

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted income per common share:

	Three months ended
	March 31,
	2011	2010
Basic income per common share computation:
Numerator:
Net income used for basic income per common share	$211,088	$110,565

Denominator (in thousands):
Weighted average shares used for basic income per common share	75,743	74,990

Basic income per common share	$2.79	$1.47

	Three months ended
	March 31,
	2011	2010
Diluted income per common share computation:
Numerator:
Net income used for basic income per common share	$211,088	$110,565

Denominator (in thousands):
Weighted average shares used for diluted income per common share	75,743	74,990
Effect of dilutive securities:
Convertible subordinated notes and warrants	3,646	5,971
Employee stock options and restricted stock units	447	850
Weighted average shares used for diluted income per common share	79,836	81,811

Diluted income per common share	$2.64	$1.35

The following reconciliation shows the shares excluded from the calculation of diluted income per common share as the inclusion of such shares would be anti-dilutive:

	Three months ended
	March 31,
	2011	2010
Weighted average shares excluded (in thousands):
Convertible subordinated notes and warrants	24,805	28,337
Employee stock options and purchase plan	5,866	4,804
	30,671	33,141

17. SEGMENT AND SUBSIDIARY INFORMATION

Revenues for the three months ended March 31:

	Three Months Ended
	March 31,
	2011			2010^
	United States	Europe	Total	United States	Europe	Total
Sales:
CNS
Proprietary CNS
PROVIGIL*	$243,343	$15,053	$258,396	$244,601	$17,850	$262,451
NUVIGIL	52,032	—	52,032	34,922	—	34,922
GABITRIL	11,038	1,089	12,127	8,299	1,462	9,761
Other Proprietary CNS	—	2,353	2,353	—	3,006	3,006
Generic CNS	—	9,775	9,775	—	2,311	2,311
CNS	306,413	28,270	334,683	287,822	24,629	312,451

Pain
Proprietary Pain
FENTORA**	39,043	7,358	46,401	38,480	3,729	42,209
AMRIX	23,032	—	23,032	25,135	—	25,135
Other Proprietary Pain	—	61	61	—	59	59
Generic Pain
ACTIQ	15,486	12,669	28,155	14,940	18,491	33,431
Generic OTFC	9,023	—	9,023	12,779	—	12,779
Other Generic Pain	—	23,866	23,866	—	2,142	2,142
Pain	86,584	43,954	130,538	91,334	24,421	115,755

Oncology
Proprietary Oncology
TREANDA	117,725	—	117,725	81,257	—	81,257
Other Proprietary Oncology	5,503	19,734	25,237	4,555	20,191	24,746
Generic Oncology	—	6,178	6,178	—	4,154	4,154
Oncology	123,228	25,912	149,140	85,812	24,345	110,157

Other
Other Proprietary	6,005	2,214	8,219	5,364	—	5,364
Other Generic	7,151	106,271	113,422	4,096	28,858	32,954
Other	13,156	108,485	121,641	9,460	28,858	38,318
Total Net Sales	529,381	206,621	736,002	474,428	102,253	576,681
Other Revenue	7,683	1,428	9,111	15,784	4,120	19,904
Total External Revenues	537,064	208,049	745,113	490,212	106,373	596,585
Inter-Segment Revenues	5,262	88	5,350	8,919	—	8,919
Elimination of Inter-Segment Revenues	(5,262)	(88)	(5,350)	(8,919)	—	(8,919)
Total Revenues	$537,064	$208,049	$745,113	$490,212	$106,373	$596,585

^ Certain reclassifications of prior year amounts have been made to conform to current year presentation.

Europe consists primarily of Europe, the Middle East and Africa.   Proprietary products are products which are sold under patent coverage.  Generic products are products sold without patent coverage in the primary sales territory. Patent coverage may exist in other territories.

* Marketed under the name MODIODAL® (modafinil) in France and under the name VIGIL® (modafinil) in Germany.
** Marketed under the name EFFENTORA® (fentanyl buccal tablet) in Europe.

Income (loss) before income taxes for the period ended March 31:

	Three months ended
	March 31,
	2011	2010

United States	$317,895	$141,842
Europe	(3,554)	6,806
Total	$314,341	$148,648

Total assets:

	March 31,	December 31,
	2011	2010

United States	$3,684,541	$3,297,595
Europe	1,676,135	1,594,238
Total	$5,360,676	$4,891,833

Revenues and income (loss) before income taxes are attributed to geographic areas based on customer location. Income (loss) before income taxes exclude inter-segment transactions.

18.  SUBSEQUENT EVENTS

Gemin X Pharmaceuticals

In April 2011, we acquired all of the outstanding capital stock of Gemin X Pharmaceuticals, Inc., a privately-held biopharmaceutical company developing first-in-class cancer therapeutics, for $225 million cash on a cash-free, debt-free basis. Gemin X stockholders could also receive up to $300 million in cash payments upon the achievement of certain regulatory and sales milestones. There are no royalty obligations to Gemin X stockholders. The initial accounting for the acquisition is incomplete as of the date of this filing.

Teva Pharmaceuticals Merger Agreement

In early May 2011, we announced together with Teva Pharmaceutical Industries Ltd. (“Teva”) that our companies’ respective Boards of Directors have unanimously approved an Agreement and a Plan of Merger (the “Merger Agreement”) under which Teva will acquire all of the outstanding shares of Cephalon for $81.50 per share in cash.  The transaction, which is not conditioned on financing, is subject to the satisfaction of customary closing conditions, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and clearance by the European Commission under the EC Merger Regulation, as well as the approval of Cephalon stockholders.  The transaction is expected to be completed in the third quarter of 2011.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2010.

EXECUTIVE SUMMARY

Cephalon is a global biopharmaceutical company dedicated to discovering, developing and bringing to market medications to improve the quality of life of individuals around the world. Since its inception in 1987, Cephalon’s strategy is to bring first-in-class and best-in-class medicines to patients in several therapeutic areas, with a particular focus on central nervous system (“CNS”) disorders, pain, oncology, inflammatory disease and regenerative medicine.  In addition to conducting an active research and development program, we market numerous branded and generic products around the world.  In total, Cephalon sells more than 180 products in more than 100 countries.  Consistent with our core therapeutic areas, we have aligned our approximately 745 person U.S. field sales and sales management teams by area.  We have a sales and marketing organization numbering approximately 640 persons that supports our presence throughout Europe, the Middle East and Africa.  For the quarter ended March 31, 2011, our total revenues and net income attributable to Cephalon, Inc. were $745.1 million and $211.1 million, respectively.  Our revenues from U.S. and European operations are detailed in Note 17 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In early May 2011, we announced together with Teva Pharmaceutical Industries Ltd. (“Teva”) that our companies’ respective Boards of Directors have unanimously approved an Agreement and Plan of Merger (the “Merger Agreement”) under which Teva will acquire all of the outstanding shares of Cephalon for $81.50 per share in cash.  The transaction, which is not conditioned on financing, is subject to the satisfaction of customary closing conditions, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and clearance by the European Commission under the EC Merger Regulation, as well as the approval of Cephalon stockholders.  The transaction is expected to be completed in the third quarter of 2011.

Each of Cephalon and Teva has made representations and warranties in the Merger Agreement. We have also agreed to various covenants and agreements, including, subject to certain exceptions, (i) not to solicit alternative transactions or enter into discussions concerning, or provide non-public information to third parties in connection with, any alternative transaction and (ii) to call and hold a stockholder meeting and recommend that our stockholders adopt the Merger Agreement.  The parties have also agreed to use their reasonable best efforts to cause the transaction to be consummated.

The Merger Agreement contains specified termination rights for the parties, including the right of Cephalon in certain circumstances to terminate the Merger Agreement and accept a Superior Proposal (as defined in the Merger Agreement).  The Merger Agreement also provides that, in certain circumstances, we would be required to pay Teva a termination fee of $275 million.  For additional details regarding the Merger Agreement, please see our Current Report on Form 8-K filed on May 2, 2011.

Our announcement with Teva follows an unsolicited proposal we received from Valeant Pharmaceuticals International, Inc. (“Valeant”) in March 2011 to acquire all of the outstanding shares of our common stock for $73 per share.  In early April 2011, our Board announced that, after carefully reviewing the proposal and after consultation with our financial and legal advisors, it unanimously concluded that the proposal is inadequate and not in the best interests of our shareholders. Thereafter, in late April 2011, Valeant initiated a consent solicitation process by nominating 8 candidates to remove and replace our current Board.  On May 2, 2011, Valeant announced it was ending its consent solicitation process due to the signing of the Merger Agreement by Cephalon and Teva.

During 2011, we completed certain transactions intended to build a portfolio of marketed and potential products, including:

•                  purchase of additional equity interest in Mesoblast, an Australian public company, related to our strategic alliance to develop and commercialize novel adult MPC therapeutics for degenerative conditions of the cardiovascular and central nervous systems and for augmenting hematopoietic stem cell transplantation in cancer patients;

•                  conversion of our convertible note subscription agreement and exercise of our option agreements with ChemGenex, an Australian-based oncology focused biopharmaceutical company to fund clinical activities to complete a planned New Drug Application submission to the U.S. Food and Drug Administration for omacetaxine for the treatment of CML patients who have failed two or more TKIs and the filing of our takeover offer for the remaining 72.4% of ChemGenex;

•                  entry into a Stock Investment Agreement with SymBio, with whom we hold an exclusive sublicense to bendamustine hydrochloride in China and Hong Kong, purchasing additional common shares;

•                  entry into agreements with Alba Therapeutics Corporation (“Alba”), a privately held biopharmaceutical company, providing us an option to purchase all of Alba’s assets relating to larazotide acetate, a tight junction modulator, progressing toward a Phase IIb clinical trial for the treatment of celiac disease; and

•                  acquisition of Gemin X Pharmaceuticals, Inc., a privately-held biopharmaceutical company developing first-in-class cancer therapeutics, in April 2011.

For more information regarding these transactions, please see Notes 2 and 18 to our Consolidated Financial Statements included in Part I, Item 1 of the Quarterly Report on Form 10-Q.

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

As a biopharmaceutical company, we are or may become a party to litigation in the ordinary course of our business, including, among others, matters alleging, product liability, patent or other intellectual property rights infringement, patent invalidity or breach of commercial contract.  In particular, our future success is highly dependent on obtaining and maintaining patent protection or regulatory exclusivity for our products and technology.  In that regard, we are currently engaged in lawsuits with respect to generic company challenges to the validity and/or enforceability of our patents covering AMRIX, FENTORA, PROVIGIL and NUVIGIL.  We intend to vigorously defend the validity, and prevent infringement, of our patents.  The loss of patent protection or regulatory exclusivity on any of our existing products, whether by third-party challenge, invalidation, circumvention, license or expiration, could materially impact our results of operations.  We are also engaged in litigation with the FTC and various private plaintiffs, including proposed class actions, regarding our PROVIGIL patent settlement agreements with certain generic pharmaceutical companies.  We believe the FTC and private complaints are without merit.  While we intend to vigorously defend ourselves in our patent and FTC litigations, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.  For more information regarding the legal proceedings described in this Overview and others, please see Note 12 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

For additional information regarding our product revenues, other revenues and geographic areas in which we operate, see  Note 17 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

(In thousands)

Three months ended March 31, 2011 compared to three months ended March 31, 2010:

	Three Months Ended						%
	March 31,						Increase
	2011			2010^			(Decrease)
	United States	Europe	Total	United States	Europe	Total	United States	Europe	Total
Sales:
CNS
Proprietary CNS
PROVIGIL*	$243,343	$15,053	$258,396	$244,601	$17,850	$262,451	(1)%	(16)%	(2)%
NUVIGIL	52,032	—	52,032	34,922	—	34,922	49	—	49
GABITRIL	11,038	1,089	12,127	8,299	1,462	9,761	33	(26)	24
Other Proprietary CNS	—	2,353	2,353	—	3,006	3,006	—	(22)	(22)
Generic CNS	—	9,775	9,775	—	2,311	2,311	—	323	323
CNS	306,413	28,270	334,683	287,822	24,629	312,451	6	15	7

Pain
Proprietary Pain
FENTORA**	39,043	7,358	46,401	38,480	3,729	42,209	1	97	10
AMRIX	23,032	—	23,032	25,135	—	25,135	(8)	—	(8)
Other Proprietary Pain	—	61	61	—	59	59	—	3	3
Generic Pain
ACTIQ	15,486	12,669	28,155	14,940	18,491	33,431	4	(31)	(16)
Generic OTFC	9,023	—	9,023	12,779	—	12,779	(29)	—	(29)
Other Generic Pain	—	23,866	23,866	—	2,142	2,142	—	1014	1014
Pain	86,584	43,954	130,538	91,334	24,421	115,755	(5)	80	13

Oncology
Proprietary Oncology
TREANDA	117,725	—	117,725	81,257	—	81,257	45	—	45
Other Proprietary Oncology	5,503	19,734	25,237	4,555	20,191	24,746	21	(2)	2
Generic Oncology	—	6,178	6,178	—	4,154	4,154	—	49	49
Oncology	123,228	25,912	149,140	85,812	24,345	110,157	44	6	35

Other
Other Proprietary	6,005	2,214	8,219	5,364	—	5,364	12	100	53
Other Generic	7,151	106,271	113,422	4,096	28,858	32,954	75	268	244
Other	13,156	108,485	121,641	9,460	28,858	38,318	39	276	217

Total Net Sales	529,381	206,621	736,002	474,428	102,253	576,681	12	102	28
Other Revenue	7,683	1,428	9,111	15,784	4,120	19,904	(51)	(65)	(54)
Total Revenues	$537,064	$208,049	$745,113	$490,212	$106,373	$596,585	10%	96%	25%

^ Certain reclassification of prior year amounts have been made to conform to current year presentation.

Europe consists primarily of Europe, the Middle East and Africa.   Proprietary products are products which are sold under patent coverage.  Generic products are products sold without patent coverage in the primary sales territory. Patent coverage may exist in other territories.

* Marketed under the name MODIODAL® (modafinil) in France and under the name VIGIL® (modafinil) in Germany.

** Marketed under the name EFFENTORA® (fentanyl buccal tablet) in Europe.

Total net sales:

	Three months ended March 31,		% Increase	% Increase (Decrease) due to	% Increase (Decrease) due to Mergers &	% Increase (Decrease) due
	2011	2010	(Decrease)	Currency	Acquisitions	to Operations
United States	$529,381	$474,428	12%	—%	—%	12%
Europe	206,621	102,253	102%	(4)%	105%	1%
	$736,002	$576,681	28%	—%	18%	10%

Net sales- In the United States, we sell our proprietary products to pharmaceutical wholesalers, the largest three of which accounted for 67% of our total consolidated gross sales for the three months ended March 31, 2011.  Decisions made by these wholesalers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) can materially affect the level of our sales in any particular period and thus may not necessarily correlate to the number of prescriptions written for our products as reported by IMS Health Incorporated.

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

As of March 31, 2011, we received information from substantially all of our U.S. wholesaler customers about the levels of inventory they held for our U.S. branded products. Based on this information, which we have not independently verified, we believe that total inventory held at these wholesalers is approximately two to three weeks supply of our U.S. branded products at our current sales levels.  As of our most recent retail inventory survey in June 2010, our generic OTFC inventory held at wholesalers and retailers is approximately three months. We do not expect that potential future fluctuations in inventory levels of generic OTFC held by retailers will have a significant impact on our financial position and results of operations.

For the three months ended March 31, 2011, in addition to the factors addressed below, net sales were also impacted by changes in the product sales allowances deducted from gross sales as described further below and by changes in the relative levels of the number of units of inventory held at wholesalers and retailers.  Changes in foreign exchange rates versus the U.S. dollar caused a decrease of approximately $3.4 million in European net sales as compared to the three months ended March 31, 2010. The other key factors that contributed to the increase in sales, period to period, are summarized by therapeutic area as follows:

•                  In CNS, net sales increased 7 percent. U.S. results for our CNS products reflect pricing increases in May 2010 and a Provigil price increase in January 2011.  NUVIGIL was launched in June 2009 and the 49% increase in net sales is due to promotional efforts and the increased acceptance of NUVIGIL.  For both PROVIGIL and GABITRIL, which are non-promoted products, price increases were offset by declines in unit sales.  The PROVIGIL decline in unit sales is further due to the introduction of NUVIGIL and the transition of our marketing support from PROVIGIL to NUVIGIL.  For the three months ended March 31, 2011 NUVIGIL represented 41% of the combined NUVIGIL/PROVIGIL prescriptions in the U.S.  Europe net sales of PROVIGIL decreased 16% due to lower prices and the unfavorable effect of exchange rates.   Generic CNS sales increased as a result of the inclusion of Mepha products.

•                  In Pain, net sales increased 13 percent.  Net sales increased primarily due to the inclusion of Mepha products, the introduction of FENTORA into several European territories and US pricing increases period over period. Net sales of our pain products have been negatively impacted by a 15% decline in the rapid onset opioid market.  Sales of FENTORA and AMRIX benefited from pricing increases in the U.S. in May 2010, and AMRIX further benefited from a January 2011 price increase. ACTIQ sales benefited from pricing increases in May and October 2010.   Net sales increases due to pricing for AMRIX and ACTIQ in the U.S. were offset by declining unit sales specifically resulting, in the case of ACTIQ, from market share loss to generic competition.  In Europe, ACTIQ sales declined as a result of declining sales volumes and price reductions

•                  In Oncology, net sales increased 35 percent. This increase was attributable to increased acceptance of TREANDA, which also benefited from price increases in February 2011.  Generic oncology sales increased as a result of the inclusion of Mepha products.

•                  Other generic net sales increased 244% due to the inclusion of Mepha product net sales of $74.6 million.

Other Revenues—The decrease of  54% from period to period is primarily due to a decline in license royalties earned by Cephalon Australia, offset by revenues earned from VOGALENE/VOGALIB.

Analysis of gross sales to net sales—The following table presents the product sales allowances deducted from gross sales to arrive at a net sales figure:

	Three Months Ended
	March 31,
	2011	2010	Change	% Change
Gross sales	$836,854	$657,050	$179,804	27%
Product sales allowances:
Prompt payment discounts	12,384	11,154	1,230	11
Wholesaler discounts	11,319	3,826	7,493	196
Returns	(3,419)	11,673	(15,092)	(129)
Coupons	13,350	7,659	5,691	74
Medicaid discounts	20,807	13,590	7,217	53
Managed care and governmental contracts	46,411	32,467	13,944	43
	100,852	80,369	20,483	25
Net sales	$736,002	$576,681	$159,321	28%
Product sales allowances as a percentage of gross sales	12%	12%

Prompt payment discounts increased for the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010 due to the increase in U.S. net sales. Wholesaler discounts increased as price increases produced fewer wholesaler credits to offset wholesaler discounts in 2011 than in 2010.  Coupons increased period over period as a result of increased utilization for the NUVIGIL and AMRIX coupon programs.

In January 2011, we discontinued the 100 count bottles of PROVIGIL and the 60 count bottles of NUVIGIL and replaced them with new 30 count bottles.  We expect that this change reduces inventory levels in both the wholesale and retail supply chain and therefore reduces our exposure to returns.  In addition, historical actual returns experience for these products have been trending more favorably than our reserve estimates.  Combined, these factors resulted in a reduction of our returns reserve and returns accrual rate for these products in the first quarter of 2011.

Medicaid discounts increased for the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010 due to higher rebate rates for certain of our products resulting from product price increases in January and February 2011 and May 2010. Managed care and governmental contracts increased for the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010 due to increases in Federal Chargebacks from increases in sales of PROVIGIL and TREANDA and an increase in our DOD Tricare expense. In the future, we expect product sales allowances as a percentage of gross sales to trend upward due to the impact of price increases on Medicaid discounts and the effect of the recently-enacted U.S. health care reform law.

	Three Months Ended
	March 31,
	2011	2010	Change	% Change
Cost of sales	$157,983	$105,043	$52,940	50%
Research and development	122,313	105,377	16,936	16
Selling, general and administrative	250,686	204,641	46,045	23
Change in fair value of contingent consideration	1,801	—	1,801	100
Restructuring charges	858	744	114	15
Acquired in-process research and development	30,000	—	30,000	100
Impairment and (gain) loss on sale of assets	5,648	—	5,648	100
	$569,289	$415,805	$153,484	37%

Cost of Sales—The cost of sales was 21% of net sales for the three months ended March 31, 2011 and 18% of net sales for the three months ended March 31, 2010.  The increase in cost of sales for the three months ended March 31, 2011 is primarily due to the inclusion of Mepha. Changes in foreign exchange rates versus the U.S. dollar caused a decrease of approximately 2% or $1.1 million in European expenses as compared to the three months ended March 31, 2010. For the three months ended March 31, 2011 and 2010, we recognized $29.1 million and $25.8 million of amortization expense included in cost of sales, respectively. Amortization expense increased $8.2 million due to the increase in amortization recognized in connection with the acquisition of Mepha, offset by a decrease of $4.5 million due to the expiration of

Cephalon Australia royalty agreements. We recorded accelerated depreciation charges of $5.2 million in cost of sales in the first quarter of 2010.

Research and Development Expenses—Research and development expenses increased $16.9 million, or 16%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. We experienced increased R&D expenditures from the inclusion of Mepha, as well as an increase in clinical trial activity.  For the three months ended March 31, 2011 and 2010, we recognized $5.8 million and $6.2 million of depreciation expense included in research and development expenses, respectively.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $46.0 million, or 23% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, primarily due the inclusion of Mepha, increased legal expenditures, and $2.6 million for the recognition of the first quarter portion of the 2011 annual pharmaceutical fee mandated by the Health Care and Education Reconciliation Act.  Changes in foreign exchange rates versus the U.S. dollar caused a decrease of approximately 3% or $1.5 million in European expenses as compared to the three months ended March 31, 2010.  For the three months ended March 31, 2011 and 2010, we recognized $7.3 million and $6.6 million of depreciation expense included in selling, general and administrative expenses, respectively.

Change in fair value of contingent consideration— For the three months ended March 31, 2011, we recorded a $1.8 million charge for the change in fair value on Ception and BDC contingent consideration. Changes in fair value during the first quarter reflect changes in our risk adjusted discount rate and accretion related to the passage of time as development work towards the achievement of the milestones progresses.

Restructuring charges—For the three months ended March 31, 2011 and 2010, we recorded $0.9 million and $0.7 million, respectively, related to our restructuring plan to consolidate certain manufacturing and research and development activities primarily within our U.S. locations.  These charges primarily consist of costs associated with the transfer of technology, severance for employees who have or are expected to be terminated as a result of this restructuring plan.  For additional information, see Note 3 of the Consolidated Financial Statements included in Part I, Item 1 of this Report.

Acquired in-process research and development— For the three months ended March 31, 2011, we incurred expense of $30.0 million associated with the acquisition of exclusive world-wide rights to commercialize specific products based on Mesoblast’s proprietary adult stem cell technology platform..

Impairment and (gain) loss on sale of assets— In March 2011, we recorded an impairment of $6.1 million related to the planned divestiture of our facility in Mitry Mory, France, offset by a gain of $0.4 million related to the sale of our facility in Savigny le Temple, France.

	Three months ended
	March 31,
	2011	2010	Change	% Change
Interest income	$1,017	$1,930	$(913)	-47%
Interest expense	(24,207)	(26,791)	2,584	(10)
Change in fair value of investments	164,735	—	164,735	100
Other income (expense), net	(3,028)	(7,271)	4,243	(58)
	$138,517	$(32,132)	$170,649	-531%

Other Income (Expense)—Other income (expense) increased $170.6 million, or 531%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The change was attributable to the following factors:

•                  a $0.9 million decrease in interest income due to lower average investment balances;

•                  a $2.6 million decrease in interest expense due to the redemption of the Zero Coupon Notes in June 2010;

•                  a $164.7 million change in the fair value of our investments due to:

•                  a $159.6 million change in fair value of our Mesoblast investment for which we have elected the fair value option and the investees stock price has increased since the date of our investment; and

•                  a $5.1 million increase in the fair value of our ChemGenex investments as compared to the value of the Chem Genex convertible notes and purchase option which we converted into shares in March; and

•                  a $4.2 million increase in other income (expense), net due to losses of $0.5 million and $6.2 million on foreign exchange derivative instruments in 2011 and 2010, respectively, and other net foreign exchange losses as a result of fluctuations in European currencies during those reporting periods, including the settlement of foreign currency transactions recorded by our Swiss subsidiaries.

	Three Months Ended
	March 31,
	2011	2010	Change	% Change
Income tax expense	$102,731	$48,311	$54,420	113%

Income Taxes— For the three months ended March 31, 2011, we recognized $102.7 million of income tax expense on income before income taxes of $314.3 million, resulting in an overall effective tax rate of 32.7 percent. This compared to income tax expense for the three months ended March 31, 2010 of $48.3 million on income before income taxes of $148.6 million, resulting in an effective tax rate of 32.5 percent.

	Three Months Ended
	March 31,
	2011	2010	Change	% Change
Net (income) loss attributable to noncontrolling interest	$(522)	$10,228	$(10,750)	105%

Noncontrolling Interest- For the three months ended March 31, 2011, we recorded income attributable to noncontrolling interest of $0.5 million related to our investment in Alba and Mepha Pharma AG. For the three months ended March 31, 2010, we recorded a loss attributable to noncontrolling interest of $10.2 million, related to our investment in BDC and Ception.  BDC and Ception became wholly owned subsidiaries in November and April 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands)

	As of	As of
	March 31, 2011	December 31, 2010
Financial assets:
Cash and cash equivalents	$1,160,657	$1,160,239

Debt and Redeemable Equity:
Current portion of long-term debt- convertible notes	$820,000	$820,000
Current portion of long-term debt discount- convertible notes	(161,969)	(170,183)
Current portion of long-term debt- other debt	5,653	2,180
Long-term debt- convertible notes	500,000	500,000
Long-term debt discount- convertible notes	(104,277)	(111,357)
Long-term debt- other debt	2,752	2,773
Redeemable equity	161,969	170,183
Total debt and redeemable equity	$1,224,128	$1,213,596

Select measures of liquidity and capital resources:
Working capital surplus	$910,978	$934,960
Total cash, cash equivalents and short-term investments as a percentage of total assets	22%	24%

	Three months ended
	March 31,
	2011	2010
Change in cash and cash equivalents
Net cash provided by operating activities	$147,758	$233,555
Net cash used for investing activities	(169,928)	(15,768)
Net cash provided by financing activities	12,884	11,217
Effect of exchange rate changes on cash and cash equivalents	9,704	(2,186)
Net increase in cash and cash equivalents	$418	$226,818

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

Net income was $211.6 million in 2011 compared to $100.3 million in 2010 primarily due to increased sales of our products and changes in fair value of our investments.

Included within cash used for operating activities in the first quarter of 2011 is a payment of $30.0 million, recorded as in process research and development, for worldwide license to Mesoblast’s proprietary technology platform.

The change in receivables between periods is primarily due to an increase in trade receivables in 2011 resulting from our increased product sales.  Changes in accounts payable and accrued expenses are primarily due to increases in accrued taxes.

Net Cash Used for Investing Activities

Cash used in investing activities primarily relates to acquisitions of business, technologies, products and product rights and funds used for capital expenditures in property and equipment.

Net cash used for investing activities was $169.9 million in 2011 as compared to $15.8 million in 2010. The increase between periods is primarily attributable to the following activity in 2011:

•                  $109.1 million paid in conjunction with our additional 7.8% equity interest in Mesoblast;

•                  $40.6 million paid to exercise our options to acquire ChemGenex equity securities;

•                  $17.0 million paid as consideration for an option to purchase Alba;

•                  $9.3 million paid for an additional equity interest in Symbio; and

•                  the initial variable interest entity consolidation of Alba’s cash and cash equivalent balances of $15.5 million.

Net Cash Provided by (Used for) Financing Activities

Net cash provided by financing activities was $12.9 million in 2011 as compared to $11.2 million in 2010.

Both periods presented reflect proceeds received from the exercise of stock options which will vary from period to period primarily due to the number of options exercised and fluctuations in the market value of our stock relative to the exercise price of such options.

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

Marketed Products and Product Candidates

Sales levels of our wakefulness products depends, in part, on the continued effectiveness of the various settlement agreements we entered into in late 2005 and early 2006, as well as our maintenance of protection in the United States and abroad of the modafinil particle-size patent through its expiration beginning in 2014 and our NUVIGIL polymorph patent through its expiration beginning in 2023. See Note 12 of the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.  Growth of NUVIGIL sales in the future may depend in part on our success in promoting NUVIGIL in the U.S., on our ability to secure additional indications for NUVIGIL, and on the strength of the patents covering NUVIGIL, particularly in light of the ANDAs filed by several generic manufacturers.

Our future growth depends in large part on our ability to achieve sales growth with AMRIX and TREANDA, which we launched in October 2007 and April 2008, respectively. Growth of AMRIX sales will depend in part on the strength of the patent covering the product, particularly in light of the ANDAs filed by Barr, Mylan and Anchen, and a positive decision from the October 2010 trial related to the Barr, Mylan and Anchen ANDAs, which decision is expected by or in the second quarter of 2011, and a possible second trial related to recently issued additional pharmaceutical formulation patents covering AMRIX.

Our future growth also depends, in part, on our ability to successfully market FENTORA within its current indication and to secure FDA approval of a new broader label indication for the product outside of breakthrough cancer pain. In November 2007, we submitted an sNDA to the FDA seeking approval to market FENTORA for the management of breakthrough pain in opioid tolerant patients with chronic pain conditions. In early April 2009, we submitted a Risk Evaluation and Mitigation Strategy (the “REMS Program”) with respect to FENTORA. Subject to the timing and nature of further discussions with the FDA, we expect to receive a response from the FDA regarding the FENTORA REMS Program in the first half of 2011. Growth of FENTORA sales will also depend in part on the strength of the patents covering the product, particularly in light of the ANDAs filed by Watson, Barr and Sandoz.

Clinical Studies

Over the past few years, we have incurred significant expenditures related to conducting clinical studies to develop new pharmaceutical products and to explore the utility of our existing products in treating disorders beyond those currently approved in their respective labels. In 2011, we expect to continue to incur significant levels of research and development expenditures. We also expect to continue or begin a number of significant clinical programs including: clinical studies evaluating  TREANDA as a treatment for frontline indolent NHL; clinical studies evaluating LUPUZOR for the treatment of systemic lupus erythematosus; clinical studies evaluating CINQUIL for the treatment of eosonophilic asthma; clinical studies of tamper-resistant hydrocodone for the treatment of chronic pain; clinical programs with respect to certain oncology and inflammatory diseases; clinical program with NUVIGIL focused on adjunctive treatment for bipolar depression; through funding provided to Alba Therapeutics, clinical studies evaluating larazotide acetate for the treatment of celiac disease; and clinical studies evaluating obataclax for the treatment of extensive stage small cell lung cancer.  As part of our strategic alliance with Mesoblast Ltd., we will also begin work on our clinical programs for mesynchymal precursor cells to treat congestive heart failure and acute myocardial infarction and our clinical program for cord blood expansion.

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

Over the past few years, we have developed a manufacturing process for the active pharmaceutical ingredient in NUVIGIL that is more cost effective than our prior process of separating modafinil into armodafinil.  As a result of using this new process coupled with the launch of NUVIGIL, we reassess, as needed, the potential impact of these items on certain of our existing agreements to purchase modafinil and reserve for purchase commitments in excess of current expected need.  For more information regarding modafinil purchase commitments, please see Note 8 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference. As of March 31, 2011, our aggregate future purchase commitments remaining totaled $7.7 million and are fully reserved.

In March 2011 we finalized our plan to divest our manufacturing facility in Mitry Mory, France.  As part of the transaction, the acquirer has agreed to continue the operation of the facility and the employment of all current personnel so that no restructuring charges will be required. We also intend to enter into an agreement with the acquirer to purchase an annual minimum amount of raw material used in the production of SPASFON.  As a result, we intend to transfer the facility for a nominal amount and have recognized an impairment of $6.1 million in the first quarter of 2011.  We signed the Transfer Agreement with the acquirer for the transfer of the facility in April 2011 and we expect the facility to be transferred before the end of 2011.  As of March 31, 2011, the remaining value of the facility included on our balance sheet was insignificant.

Indebtedness

We have significant indebtedness outstanding, consisting principally of indebtedness on convertible subordinated notes. The following table summarizes the principal terms of our convertible subordinated notes outstanding as of March 31, 2011:

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

As of March 31, 2011, our closing stock price was $76.08, and therefore the 2.0% Notes were convertible as of that date. Under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. As of the filing date of this Quarterly Report on Form 10-Q, we do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, other than the restrictive covenants contained in our credit agreement, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time. If we do not have sufficient funds available to repay any principal balance of notes presented for conversion, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

As of March 31, 2011, our 2.0% Notes have been classified as current liabilities on our consolidated balance sheet.  We believe that the share price of our common stock would have to significantly increase over the market price as of the filing date of this report before the fair value of the convertible notes would be less than the value of the common stock shares underlying the notes and, as such, we believe it is highly unlikely that holders of the 2.0% Notes will present significant amounts of such notes for conversion under the current terms. In the unlikely event that a significant conversion did occur, we believe that we have the ability to raise sufficient cash to repay the principal amounts due through a combination of utilizing our existing cash on hand, accessing our credit facility, raising money in the capital markets or selling our note hedge instruments for cash.

The annual interest payments on our 2.0% Notes as of March 31, 2011 are $16.4 million, payable semi-annually on June 1 and December 1. The annual interest payments on our 2.5% Notes as of March 31, 2011 are $12.5 million, payable semi-annually on May 1 and November 1. In the future, we may agree to exchanges of the notes for shares of our common stock or debt, or may determine to use a portion of our existing cash on hand to purchase or retire all or a portion of the outstanding convertible notes.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

(In thousands)

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which we have prepared in accordance with U.S. GAAP. In preparing these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We develop and periodically change these estimates and assumptions based on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010 in the “Critical Accounting Policies and Estimates” section and the “Recent Accounting Pronouncements” section.

Product Sales Allowances—We record product sales net of the following significant categories of product sales allowances, each of which is described in more detail included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010: prompt payment discounts, wholesaler discounts, returns, coupons, Medicaid discounts, Medicare Part D discounts and managed care and governmental contracts. Calculating each of these items involves significant estimates and judgments and requires us to use information from external sources. In certain of the product sales allowance categories, we have calculated the impact of changes in our estimates, which we believe represent reasonably likely changes to these estimates based on historical data adjusted for certain unusual items such as changes in government contract rules.

The following table summarizes activity in each of the above categories for the three months ended March, 2011:

	Prompt Payment Discounts	Wholesaler Discounts	Returns*	Coupons	Medicaid Discounts	Managed Care & Governmental Contracts	Total
Balance at January 1, 2011	$(4,935)	$(9,549)	$(81,885)	$(10,128)	$(41,767)	$(65,596)	$(213,860)

Provision:
Current period	(12,384)	(11,370)	(8,072)	(13,607)	(21,350)	(47,991)	(114,774)
Prior periods	—	51	11,491	257	543	1,580	13,922
Total	(12,384)	(11,319)	3,419	(13,350)	(20,807)	(46,411)	(100,852)

Actual:
Current period	6,781	5,604	—	612	—	22,484	35,481
Prior periods	4,935	9,498	4,207	7,181	17,756	27,961	71,538
Total	11,716	15,102	4,207	7,793	17,756	50,445	107,019

Balance at March 31, 2011	$(5,603)	$(5,766)	$(74,259)	$(15,685)	$(44,818)	$(61,562)	$(207,693)

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

We could enter into foreign exchange agreements to hedge foreign exchange risk associated with significant acquisitions denominated in foreign currencies.  In December 2010, Cephalon entered into a foreign exchange forward contract related to our Mesoblast transaction.  This contract protected against fluctuations between the Australian Dollar and (“A$”) the U.S. Dollar, up to a value of A$106.0 million, and changes in the value of this contract were recognized within net income.  This contract settled in February 2011.  For the quarter ended March 31, 2011, we recognized a loss of $0.5 million from the decrease in fair value of this foreign exchange contract.

In April, 2011, we entered into forward exchange and option contracts related to our takeover bid for ChemGenex.  These contracts will protect against fluctuations between the A$ and the U.S. Dollar, up to a value of A$162.0 million.  Changes in the value of these contracts will be recognized within net income, and the contracts will settle in June 2011.

At December 31, 2010, we held an investment in ChemGenex convertible notes which we elected to account for under the fair value method.  Our investment in ChemGenex convertible notes and assets we previously recorded for the options to purchase additional shares of ChemGenex were both subject to assumptions impacted by the stock price of ChemGenex at December 31, 2010.  In March 2011 we provided notice to convert our convertible notes and exercise our options to acquire equity securities in ChemGenex.  At March 31, 2011 we have a 27.6% investment in ChemGenex.  Additionally, in 2010 and 2011, we have purchased a combined 20.0% interest in our affiliate Mesoblast. While our investments in Mesoblast and ChemGenex equity securities are equity method investments, we have chosen to account for our interests under the fair value option.  Fair value is measured based on the company’s publicly traded market prices.

Therefore, the fair value of these investments are subject to fluctuations due to the volatility of the stock market, changes in general economic conditions and changes in the financial condition of the company.  An assumed 25% adverse change in market prices of ChemGenex and Mesoblast would result in a corresponding decline in total fair value of $117.9 million, which would be included as Change in fair value of investments within Other income (expense) in our statement of operations.   The ChemGenex and Mesoblast investments are also Australian Dollar investments and subject to foreign currency exchange rate risk.  A 10% weakening of the Australian Dollar to the U.S Dollar, assuming no other changes in stock price or other assumptions in the fair value models, would result in a corresponding decline in fair value of $47.1 million which would be included as Change in fair value of investments within Other income (expense) in our statement of operations.

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

Our proposed acquisition by Teva may be disruptive to our business and could create uncertainty that may adversely affect our operations and results.

In early May 2011, we announced together with Teva Pharmaceutical Industries Ltd. (“Teva”) that our companies’ respective Boards of Directors have unanimously approved a definitive agreement under which Teva will acquire all of the outstanding shares of Cephalon for $81.50 per share in cash.

The consummation of the Teva transaction, which is not conditioned on financing, is subject to the satisfaction of customary closing conditions, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and clearance by the European Commission under the EC Merger Regulation, as well as the approval of Cephalon stockholders.  We cannot predict whether these closing conditions for the proposed transaction with Teva will be satisfied.  As a result, we cannot assure you that such transaction will be completed. In addition, if the proposed transaction does not occur, we will remain liable for considerable related expenses that we have incurred.

Our announcement with Teva follows an unsolicited proposal we received in March 2011 from Valeant Pharmaceuticals International, Inc. (“Valeant”) to acquire all of the outstanding shares of our common stock for $73 per share.  In early April 2011, our Board announced that, after carefully reviewing the proposal and after consultation with our financial and legal advisors, it unanimously concluded that the proposal is inadequate and not in the best interests of our shareholders. Thereafter, in late April 2011, Valeant initiated a consent solicitation process by nominating 8 candidates to remove and replace our current Board.  On May 2, 2011, Valeant announced it was ending its consent solicitation process due to the signing of the definitive agreement by Cephalon and Teva.

Our proposed acquisition by Teva may create uncertainty for our employees, which may adversely affect our ability to retain key employees and to hire new talent. These actions may also create uncertainty for current and potential business partners, which may cause them to terminate, or not to renew or enter into, arrangements with us.  The Valeant and Teva processes have been, and may continue to be, a significant distraction for our management and employees and, with respect to the Teva process, may continue to require, the expenditure of significant time and resources by us.  Additionally, we and members of our Board have been named in three purported stockholder class action complaints relating to the Valeant proposal as more fully described in Note 12 of the Consolidated Financial Statements in Part I, Item 1 of this Report and we expect additional complaints to be filed relating to our proposed acquisition by Teva. These lawsuits or any future lawsuits may become time consuming and expensive. These consequences, alone or in combination, may harm our business.

Our largest revenue product, PROVIGIL, will be subject to generic competition beginning in April 2012.

For the quarter ended March 31, 2011, approximately 35% of our total consolidated net sales were derived from sales of PROVIGIL in the United States.  In late 2005 and early 2006, we entered into PROVIGIL patent settlement agreements with certain generic pharmaceutical companies.  As part of these separate settlements, we agreed to grant to each of these parties a non-exclusive royalty-bearing license to market and sell a generic version of PROVIGIL in the United States, effective in April 2012, subject to applicable regulatory considerations.  Outside the United States, we agreed with Teva to generally allow for entry in October 2012.  We expect that PROVIGIL sales will erode beginning in April 2012 and beyond, and it is possible that NUVIGIL sales will also be affected by PROVIGIL generic competition.

Our near term profitability will depend on the growth of NUVIGIL and TREANDA and the continued acceptance of AMRIX and FENTORA.

For the quarter ended March 31, 2011, approximately 7%, 16%, 6% and 3% of our total consolidated net sales were derived from sales of NUVIGIL, TREANDA, FENTORA and AMRIX, respectively.  With respect to NUVIGIL, we cannot be sure that our sales and marketing efforts will be successful or that it will be accepted in the market.  With respect to TREANDA, we cannot be certain that it will continue to be accepted in its market or that we will be able to achieve projected levels of sales growth.  We will also need AMRIX and FENTORA to continue to be accepted in the market.

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

We are currently conducting a Phase III clinical trial of TREANDA in combination with RITUXAN as a frontline treatment for indolent NHL.  While not a currently approved indication by the FDA, TREANDA was recently listed in the 2010 NCCN clinical practice guidelines and the Clinical Pharmacology compendia as a frontline treatment for indolent NHL.  Separately, the results of an independent Phase III clinical study conducted by the German Study for Indolent Lymphomas Group (“StiL Group”) in Giessen, Germany were announced in December 2009.  The study for the first-line treatment of patients with advanced follicular, indolent, and mantle cell lymphomas, indicated better tolerability and more than a 20-month improvement in median progression free survival when treated with TREANDA in combination with rituximab compared to CHOP in combination with rituximab.  The study covered indications that are not currently FDA-approved indications for TREANDA.  We plan to submit the StiL Group’s study results to support an sNDA for TREANDA for the treatment of frontline indolent NHL in 2011.

We have focused our clinical strategy for FENTORA on studying the product in opioid-tolerant patients with breakthrough pain associated with chronic pain conditions, such as neuropathic pain and back pain.  In November 2007, we submitted an sNDA to the FDA seeking approval to market FENTORA for the management of breakthrough pain in opioid tolerant patients with chronic pain conditions.  In December 2008, we received a supplement request letter from the FDA requesting that we submit a REMS Program with respect to FENTORA.  We have been engaged in ongoing discussions with the agency regarding our REMS program for FENTORA and ACTIQ, and we expect to receive a response from the FDA in the first half of 2011.  We believe that, by working with the FDA, we can design and implement a REMS Program to meet the FDA’s requests and possibly to provide a potential avenue for approval of the sNDA.  While we plan to initiate the REMS Program upon receipt of approval from the FDA, we may be unsuccessful, ultimately, in expanding the indications beyond the management of breakthrough cancer pain.

In March 2009, we announced positive results from a Phase II clinical trial of NUVIGIL as adjunctive therapy for treating major depressive episode in adults with bipolar I disorder.  We have initiated three Phase III clinical trials, two of which we expect to complete in late 2011 or early 2012 and the third of which we expect to complete in late 2012 or early 2013.  In June 2010, we announced that the primary endpoint was not met for a Phase II study of NUVIGIL as an adjunctive therapy for the treatment of the negative symptoms of schizophrenia.  In 2010, we also decided to discontinue our clinical studies regarding NUVIGIL as a treatment of traumatic brain injury due to slow patient enrollment.  In December 2010, we announced that we will not pursue further a jet lag indication for NUVIGIL.

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

We are currently engaged in lawsuits with respect to generic company challenges to the validity and/or enforceability of our patents covering AMRIX, FENTORA, PROVIGIL and NUVIGIL.  While we intend to vigorously defend the validity, and prevent infringement, of our patents, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.  The loss of patent protection or regulatory exclusivity on any of our existing products, whether by third-party challenge, invalidation, circumvention, license or expiration, could materially impact our results of operations.  For more information regarding the legal proceedings described in this Overview and others, please see Note 12 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

In late 2005 and early 2006, we entered into PROVIGIL patent settlement agreements with certain generic pharmaceutical companies.  As part of these separate settlements, we agreed to grant to each of these parties a non-exclusive royalty-bearing license to market and sell a generic version of PROVIGIL in the United States, effective in April 2012, subject to applicable regulatory considerations.  Under the agreements, the licenses could become effective prior to April 2012 only if a generic version of PROVIGIL is sold in the United States prior to this date.  Various factors could lead to the sale of a generic version of PROVIGIL in the United States at any time prior to April 2012, including if (i) we lose patent protection for PROVIGIL due to an adverse judicial decision in a patent infringement lawsuit; (ii) all parties with first-to file ANDAs relinquish their right to the 180-day period of marketing exclusivity, which could allow a subsequent ANDA filer, if approved by the FDA, to launch a generic version of PROVIGIL in the United States at-risk; (iii) we breach or the applicable counterparty breaches a PROVIGIL settlement agreement; or (iv) the FTC prevails in its lawsuit against us in the U.S. District Court for the Eastern District of Pennsylvania described below.  We filed each of the settlements with both the U.S. Federal Trade Commission (the “FTC”) and the Antitrust Division of the U.S. Department of Justice (the “DOJ”) as required by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”).  The FTC conducted an investigation of each of the PROVIGIL settlements and, in February 2008, filed suit against us challenging the validity of the settlements and related agreements.  The complaint alleges a violation of Section 5(a) of the Federal Trade Commission Act and seeks to permanently enjoin us from maintaining or enforcing these agreements and from engaging in similar conduct in the future.  Various private plaintiffs, some of whom seek to represent various classes of plaintiffs, have also filed complaints challenging the PROVIGIL settlements.  We believe the FTC and private complaints are without merit.  While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.  For more information regarding our PROVIGIL settlements and related litigation, please see Note 12 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

In November 2010, the Committee for Medicinal Products for Human Use (“CHMP”), the scientific committee of the European Medicines Agency (“EMEA”), issued a final recommendation to restrict the use of modafinil in the European Union only to the treatment for excessive sleepiness associated with narcolepsy.  Based on broad scientific evidence, clinical experience and patient use, we do not agree with the CHMP recommendation.  On January 27, 2011, the European Commission (EC) adopted the CHMP opinion.  There can be no assurance that the FDA or other regulatory agencies will, in the future, review the risk/benefit profile for our modafinil-based products, PROVIGIL and NUVIGIL, or, for that matter, any of our products.

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

•                  “at-risk” generic launches;

•                  marketing and other expenses;

•                  manufacturing or supply disruptions;

•                  unanticipated conversion of our convertible notes; and

•                  costs associated with the operations of recently-acquired businesses and technologies.

We may be unable to repay our substantial indebtedness and other obligations.

All of our convertible notes outstanding contain restricted conversion prices.  As of March 31, 2011, our 2.0% Notes are convertible because the closing price of our common stock on that date was higher than the restricted conversion prices of these notes.  As a result, our 2.0% Notes have been classified as current liabilities on our consolidated balance sheet as of March 31, 2011.  Under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion.  As of the filing date of this report, we do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented.  In addition, other than the restrictive covenants contained in our credit agreement, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time.  If we do not have sufficient funds available to repay the principal balance of notes presented for conversion, we will be required to raise additional funds.  Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

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

As part of our efforts to acquire businesses or to enter into other significant transactions, we conduct business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction.  Despite our efforts, we ultimately may be unsuccessful in ascertaining or evaluating all such risks and, as a result, we might not realize the intended advantages of the acquisition.  If we fail to realize the expected benefits from acquisitions we have consummated or may consummate in the future, whether as a result of unidentified risks, integration difficulties, regulatory setbacks or other events, our business, results of operations and financial condition could be adversely affected.  In connection with an acquisition, we must estimate the value of the transaction by making certain assumptions about, among other things, likelihood of regulatory approval for unapproved products and the market potential for marketed products and/or product candidates.  Ultimately, our assumptions may prove to be incorrect, which could cause us to fail to realize the anticipated benefits of a transaction.  As part of our efforts to hedge risks associated with the uncertainty of acquisitions generally and pharmaceutical development specifically, we have structured certain transactions as options-to-acquire.  Pursuant to this structure, we typically make an upfront payment to secure the option, set forth the appropriate “trigger” for the option in an option agreement and, should we exercise the option, make a subsequent payment to finalize the product or company acquisition.  Our option transaction with BioAssets Development Corp. was an example of this option structure.  While we believe that this structure helps us to manage risk appropriately, it is possible that we will not “trigger” an option-to-acquire, and therefore receive nothing of tangible value in return for our upfront payment to secure the option-to-acquire.

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

The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future.  For example, from January 1, 2010 through April 28, 2011 our common stock traded at a high price of $77.59 and a low price of $54.15.  Negative announcements, including, among others:

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

We further believe that, as a result of the announcement our proposed acquisition by Teva, the future trading price of our common stock may be volatile and could be subject to wide price fluctuations. We cannot predict whether the closing conditions for the proposed transaction with Teva will be satisfied, and as a result, we cannot assure you that such transaction will be completed. If a transaction does not occur, or the market perceives a transaction as unlikely to happen, our stock price may decline.

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

Historically, a portion of our revenues and expenses has been earned and incurred, respectively, in currencies other than the U.S. dollar.  For the quarter ended March 31, 2011, 28% of our revenues were denominated in currencies other than the U.S. dollar.  With our acquisition of Mepha, the percentage of revenues denominated in foreign currencies has increased, thereby increasing our exposure to foreign currency exchange risk.  We translate revenues earned and expenses incurred into U.S. dollars at the average exchange rate applicable during the relevant period.  A weakening of the U.S. dollar would, therefore, increase both our revenues and expenses.  Fluctuations in the rate of exchange between the U.S. dollar and the euro and other currencies may affect period-to-period comparisons of our operating results.  Historically, we have not hedged our exposure to these fluctuations in exchange rates.

Our customer base is highly concentrated.

Our principal customers are wholesale drug distributors.  These customers comprise a significant part of the distribution network for pharmaceutical products in the United States.  Three large wholesale distributors, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, control a significant share of this network.  These three wholesaler customers, in the aggregate, accounted for 67% of our total consolidated gross sales for the quarter ended March 31, 2011.  Fluctuations in the buying patterns of these customers, which may result from seasonality, wholesaler buying decisions or other factors outside of our control, could significantly affect the level of our net sales on a period to period basis.  Because of this, the amounts purchased by these customers during any quarterly or annual period may not correlate to the level of underlying demand evidenced by the number of prescriptions written for such products, as reported by IMS Health Incorporated.

We are involved, or may become involved in the future, in legal proceedings that, if adversely adjudicated or settled, could materially impact our financial condition.

As a biopharmaceutical company, we are or may become a party to litigation in the ordinary course of our business, including, among others, matters alleging employment discrimination, product liability, patent or other intellectual property rights infringement, patent invalidity or breach of commercial contract.  In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could significantly impact results of operations and financial condition.  We currently are vigorously defending ourselves against those matters specifically described in Note 12 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as numerous other litigation matters.  While we currently do not believe that the settlement or adverse adjudication of these other litigation matters would materially impact our results of operations or financial condition, the final resolution of these matters and the impact, if any, on our results of operations, financial condition or cash flows is unknown but could be material.

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

ITEM 2.  ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares of Common Stock Purchased(1)	Average Price Paid Per Share	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Stock that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2011	—	$—	—	—
February 1-28, 2011	—	—	—	—
March 1-31, 2011	61	65.51	—	—
Total	61	$65.51	—	—

(1)          This column reflects the surrender to Cephalon of common stock during the first quarter of 2011 to satisfy tax  withholding obligations in connection with the vesting of restricted stock units issued to employees.

ITEM 5.  OTHER INFORMATION

Computation of Ratios of Earnings to Fixed Charges

	Year ended December 31,					Three months ended March 31,
	2006	2007	2008	2009	2010	2011

Determination of Earnings
Income (Loss) Before Income Taxes and Non-Controlling Interest	$192,166	$(123,276)	$134,070	$289,407	$618,799	$314,341
Add:
Amortization of interest capitalized in current or prior periods	52	98	250	265	265	66
Fixed charges:	97,054	79,993	84,762	99,453	109,460	26,594
Total Earnings	$289,272	$(43,185)	$219,082	$389,125	$728,524	$341,001

Fixed charges:

Interest expense and amortization of debt discount and premium on all indebtedness	87,805	70,866	75,233	90,336	100,324	24,207

Appropriate portion of rentals	9,249	9,127	9,529	9,117	9,136	2,387

Preferred stock dividend requirements of consolidated subsidiaries	—	—	—	—	—	—

Fixed charges	97,054	79,993	84,762	99,453	109,460	26,594

Capitalized interest	1,766	768	77	—	—	—

Total Fixed Charges	$98,820	$80,761	$84,839	$99,453	$109,460	$26,594

Ratio of earnings to fixed charges (1)	2.93		2.58	3.91	6.66	12.82

Deficiency of earnings to fixed charges		$123,946

(1)             For the year ended December 31 2007, no ratios are provided because earnings were insufficient to cover fixed charges.

ITEM 6.  EXHIBITS

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of May 1, 2011, by and among Cephalon, Inc., Teva Pharmaceutical Industries Ltd. and Copper Acquisition Corp., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 2, 2011.

3.1	Fourth Amended and Restated Bylaws, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 16, 2011.
4.3

Amendment No. 2 to the Second Amended and Restated Rights Agreement, as amended by the Agreement of Appointment and Joinder and Amendment No. 1 to the Second Amended and Restated Rights Agreement, by and between Cephalon, Inc. and American Stock Transfer & Trust Company, LLC dated as of May 1, 2011, filed as Exhibit 4.3 to the Company’s Registration Statement on Form 8-A (Amendment No. 3) filed on May 2, 2011.

*10.1

Agreement and Plan of Merger by and among the Company, C2011Merger Sub, Inc., a wholly-owned subsidiary of the Company, Gemin X Pharmaceuticals, Inc. and Shareholder Representative Services LLC, dated as of, March 20, 2011. (1)

†10.2	Cephalon, Inc. 2011 Management Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2011.
10.3

Seventh Amendment dated as of February 9, 2011 to the Credit Agreement dated as of August 15, 2008 among Cephalon, Inc., the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, Deutsche Bank Securities Inc. and Bank of America N.A., as co-syndication agents, Wachovia Bank, N.A. and Barclays Bank plc, as co-documentation agents, and J.P. Morgan Securities Inc., Deutsche Bank Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 29, 2011.

10.4	Consulting Agreement effective March 1, 2011 by and between Peter E. Grebow and the Company, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2011.
†10.5

Form of Indemnification Agreement dated March 10, 2011 by and between Cephalon, Inc. and the directors and executive officers listed therein of Cephalon, Inc., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2011.

†10.6	Executive Severance Agreement dated March 10, 2011 by and between Cephalon, Inc. and J. Kevin Buchi, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 16, 2011.
†10.7

Form of Executive Severance Agreement dated March 10, 2011 by and between Cephalon, Inc. and the executive officers listed therein, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 16, 2011.

†10.8	Amendment to Employment Contract dated March 10, 2011 by and between Cephalon, Inc. and Alain Aragues, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 16, 2011.
31.1*	Certification of J. Kevin Buchi, Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Wilco Groenhuysen, Executive Vice President and Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of J. Kevin Buchi, Chief Executive Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Wilco Groenhuysen, Executive Vice President and Chief Financial Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements, formatted in XBRL: (i) Consolidated Statements of Operations- three months ended March 31, 2011 and 2010, (ii) Consolidated Balance Sheets- March 31, 2011 and December 31, 2010, (iii) Consolidated Statements of Changes in Equity- three months ended March 31, 2011 and 2010, (iv) Consolidated Statements of Cash Flows- three months ended March 31, 2011 and 2010, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

(1)          Portions of the Exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEPHALON, INC.
(Registrant)

May 4, 2011	By	/s/ J. KEVIN BUCHI
J. Kevin Buchi
Chief Executive Officer
(Principal executive officer)

	By	/s/ WILCO GROENHUYSEN
Wilco Groenhuysen
Executive Vice President and Chief Financial Officer
(Principal financial and accounting officer)