Form 10-K/A
period 2010-12-31
CEPHALON INC
filed 2011-05-05
CIK 873364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
aWashington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

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

The number of shares of the registrant’s Common Stock outstanding as of February 4, 2011 was 75,730,236.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2010 only to re-file Exhibits 10.28 and 10.29(c) in response to comments we received from the Securities and Exchange Commission on a confidential treatment request we made for certain portions of such Exhibits in our original Form 10-K.

This Amendment No. 1 to our Form 10-K for the year ended December 31, 2010 does not reflect events occurring after the filing of our original Form 10-K. No other modifications or changes have been made to our Form 10-K for the year ended December 31, 2010 as originally filed or the Exhibits filed therewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2011

CEPHALON, INC.

	By:	/s/ J. KEVIN BUCHI
J. Kevin Buchi
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

10.28	Settlement and License Agreement dated as of October 7, 2010 by and between Anesta AG and Eurand, Inc. and Impax Laboratories, Inc.(1)

10.29(c)	Development and Commercialization Agreement dated December 7, 2010 by and between the Company and Angioblast(1)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(1)           Portions of the Exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.