Form 10-Q/A
period 2011-03-31
CEPHALON INC
filed 2011-05-09
CIK 873364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A is being filed to correct the inadvertent omission of Exhibits 32.1 and 32.2 from the registrant’s Form 10-Q for the period ended March 31, 2011 (the “Initial Form 10-Q”) filed with the Securities and Exchange Commission on May 4, 2011. As required by applicable regulations and SEC guidance, the contents of the Initial Form 10-Q and Exhibits 31.1 and 31.2 are being re-filed with this amendment.  There has been no change in the contents of the Initial Form 10-Q or Exhibits 31.1 and 31.2, other than the addition of a reference to this Form 10-Q/A and the date of execution thereof, from the filing thereof on May 4, 2011.

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

10.1

Agreement and Plan of Merger by and among the Company, C2011Merger Sub, Inc., a wholly-owned subsidiary of the Company, Gemin X Pharmaceuticals, Inc. and Shareholder Representative Services LLC, dated as of, March 20, 2011, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2011.

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
101

The following financial statements, formatted in XBRL: (i) Consolidated Statements of Operations- three months ended March 31, 2011 and 2010, (ii) Consolidated Balance Sheets- March 31, 2011 and December 31, 2010, (iii) Consolidated Statements of Changes in Equity- three months ended March 31, 2011 and 2010, (iv) Consolidated Statements of Cash Flows- three months ended March 31, 2011 and 2010, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text; filed as Exhibit 101 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2011.

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

CEPHALON, INC.
(Registrant)

May 9, 2011	By	/s/ J. KEVIN BUCHI
J. Kevin Buchi
Chief Executive Officer
(Principal executive officer)

	By	/s/ WILCO GROENHUYSEN
Wilco Groenhuysen
Executive Vice President and Chief Financial Officer
(Principal financial and accounting officer)