Form 10-Q
period 2011-06-30
CEPHALON INC
filed 2011-08-03
CIK 873364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange  Act). Yes ☐
No ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 27, 2011
Common Stock, par value $.01	77,938,118 Shares

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

•                  any potential approval of our product candidates, such as tamper deterrent hydrocodone, and additional indications for our existing products, such as TREANDA, NUVIGIL and/or FENTORA;

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

•                  our ongoing litigation matters, including the patent infringement lawsuits and other proceedings described in Note 13 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference;

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

•                  our ability to obtain regulatory approvals to sell our product candidates, such as tamper deterrent hydrocodone, and additional indications for our existing products, such as TREANDA, NUVIGIL and/or FENTORA, and to launch such products or indications successfully;

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

•                  our agreement with certain parties to grant a non-exclusive royalty-bearing license to market and sell a generic version of PROVIGIL in the United States, effective in April 2012, subject to applicable regulatory considerations and our agreement with Teva to generally allow for entry in October 2012 outside of the United States; we expect that PROVIGIL sales will erode beginning in April 2012 and beyond, and it is possible that NUVIGIL sales will also be affected by PROVIGIL generic competition;

•                  the loss of key management or scientific personnel;

•                  the activities of our competitors in the industry;

•                  regulatory, legal or other setbacks or delays with respect to the settlement agreements with the USAO, the DOJ, the OIG and other federal entities, the state settlement agreements and Corporate Integrity Agreement related thereto, the settlement agreements with the Offices of the Attorneys General of Connecticut and Massachusetts, our settlements of the PROVIGIL patent litigation and the ongoing litigation related to such settlements, and the patent infringement lawsuits and other proceedings described in Note 13 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q which is incorporated herein by reference;

•                  our ability to integrate successfully technologies, products and businesses we acquire (or have a right to acquire) and realize the expected benefits from those acquisitions, including our recent acquisitions of Mepha GmbH, Ception Therapeutics, Inc., BioAssets Development Corporation, Inc. and Gemin X Pharmaceuticals, Inc., our option to acquire Alba Therapeutics Corporation, our acquisition by takeover bid of ChemGenex Pharmaceuticals Limited and our strategic alliance with Mesoblast Ltd.;

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

•                  pending, threatened or future legal proceedings, including legal proceedings that have been or may be instituted against Cephalon and others relating to the merger agreement with Teva Pharmaceutical Industries Ltd. (“merger agreement”);

•                  the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement;

•                  the effect of the announcement of the merger on our business relationships (including with employees, customers and suppliers), operating results and business generally;

•                  the timing (including possible delays) and receipt of regulatory approvals from various governmental authorities (including any conditions, limitations or restrictions placed on these approvals) and the risk that one or more governmental authorities may deny approvals of the merger;

•                  the failure of the merger to close for any other reason;

•                  the amount of the costs, fees, expenses and charges related to the merger;

•                  risks that the proposed transactions disrupt current business plans and operations and the potential difficulties in attracting and retaining employees as a result of the merger; and

•                  the timing of the completion of the merger and the impact of the merger on our indebtedness, capital resources, cash requirements, profitability, management resources and liquidity.

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

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CEPHALON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
REVENUES:
Net sales	$730,100	$712,435	$1,466,102	$1,289,116
Other revenues	8,163	14,475	17,274	34,379
	738,263	726,910	1,483,376	1,323,495
COSTS AND EXPENSES:
Cost of sales	123,667	170,739	281,650	275,782
Research and development	134,851	101,261	257,164	206,638
Selling, general and administrative	276,068	258,468	526,754	463,109
Change in fair value of contingent consideration	2,600	—	4,401	—
Restructuring charges	4,279	4,581	5,137	5,325
Acquired in-process research and development	—	—	30,000	—
Impairment and (gain) loss on sale of assets	48,408	—	54,056	—
	589,873	535,049	1,159,162	950,854

INCOME FROM OPERATIONS	148,390	191,861	324,214	372,641

OTHER INCOME (EXPENSE):
Interest income	1,253	1,300	2,270	3,230
Interest expense	(24,475)	(28,182)	(48,682)	(54,973)
Change in fair value of investments	99,473	—	264,208	—
Other income (expense), net	(26,360)	(9,332)	(29,388)	(16,603)
	49,891	(36,214)	188,408	(68,346)

INCOME BEFORE INCOME TAXES	198,281	155,647	512,622	304,295

INCOME TAX EXPENSE	83,089	63,254	185,820	111,565

NET INCOME	115,192	92,393	326,802	192,730

NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	2,983	(3,329)	2,461	6,899

NET INCOME ATTRIBUTABLE TO CEPHALON, INC.	$118,175	$89,064	$329,263	$199,629

BASIC INCOME PER COMMON SHARE ATTRIBUTABLE TO CEPHALON, INC.	$1.54	$1.18	$4.32	$2.66

DILUTED INCOME PER COMMON SHARE ATTRIBUTABLE TO CEPHALON, INC.	$1.34	$1.11	$3.97	$2.46

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ATTRIBUTABLE TO CEPHALON, INC.	76,679	75,192	76,213	75,092

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-ASSUMING DILUTION ATTRIBUTABLE TO CEPHALON, INC.	88,303	80,507	82,871	81,223

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2011^	2010
CURRENT ASSETS:
Cash and cash equivalents	$997,476	$1,160,239
Receivables, net	486,519	431,333
Inventory, net	305,421	291,360
Deferred tax assets, net	206,895	213,798
Other current assets	98,272	54,845
Total current assets	2,094,583	2,151,575

INVESTMENTS ($505,800 and $155,808 at fair value in 2011 and 2010, respectively)	528,067	168,494
PROPERTY AND EQUIPMENT, net	507,152	502,856
GOODWILL	866,272	822,071
INTANGIBLE ASSETS, net	1,724,246	1,212,387
DEBT ISSUANCE COSTS	11,829	14,196
OTHER ASSETS	20,937	20,254
	$5,753,086	$4,891,833

CURRENT LIABILITIES:
Current portion of long-term debt, net	$672,102	$651,997
Accounts payable	120,128	104,477
Accrued expenses	479,080	460,141
Total current liabilities	1,271,310	1,216,615

LONG-TERM DEBT	405,985	391,416
DEFERRED TAX LIABILITIES, net	237,487	172,589
OTHER LIABILITIES	303,366	273,438
Total liabilities	2,218,148	2,054,058

COMMITMENTS AND CONTINGENCIES	—	—

REDEEMABLE EQUITY	153,600	170,183

EQUITY:
Cephalon Stockholders’ Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 2,500,000 shares issued, and none outstanding	—	—

Common stock, $0.01 par value, 400,000,000 shares authorized, 81,290,845 and 79,091,532 shares issued, and 77,921,064 and 75,722,274 shares outstanding	813	791
Additional paid-in capital	2,633,913	2,428,450
Treasury stock, at cost, 3,369,781 and 3,369,258 shares	(225,881)	(225,870)
Accumulated earnings	576,349	247,086
Accumulated other comprehensive income	316,649	182,975
Total Cephalon stockholders’ equity	3,301,843	2,633,432
Noncontrolling Interest	79,495	34,160
Total equity	3,381,338	2,667,592
	$5,753,086	$4,891,833

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

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share data)

(Unaudited)

								Total
						(Accumulated	Accumulated	Stockholders
			Additional			Deficit)/	Other	Equity
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Attributable	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Earnings	Income	to Cephalon	Interest	Total

BALANCE, JANUARY 1, 2010	78,002,764	$780	$2,534,070	3,085,844	$(208,427)	$(178,659)	$114,194	$2,261,958	$216,115	$2,478,073
Net income						199,629		199,629	(6,899)	192,730
Foreign currency translation losses							(67,986)	(67,986)		(67,986)
Prior service costs and gains on retirement-related plans							(49)	(49)		(49)
Comprehensive income								131,594	(6,899)	124,695
Stock options exercised	278,163	3	14,367					14,370		14,370
Tax benefit from equity compensation			(559)					(559)		(559)
Stock-based compensation expense	1,250	—	21,630					21,630		21,630
Treasury stock acquired				502	(33)			(33)		(33)
Change in redeemable equity associated with convertible debt			21,152					21,152		21,152
Acquisition of Ception Therapeutics, Inc. noncontrolling interest			(210,072)					(210,072)	(183,919)	(393,991)
Issuance of common stock upon conversion of convertible notes	137,543	1	8,142					8,143		8,143
Exercise of convertible note hedge associated with conversion of convertible notes				137,441	(8,137)			(8,137)		(8,137)
Acquisition of Mepha GmbH noncontrolling interest								—	38,902	38,902
Other								—	(755)	(755)
BALANCE, June 30, 2010	78,419,720	$784	$2,388,730	3,223,787	$(216,597)	$20,970	$46,159	$2,240,046	$63,444	$2,303,490

								Total
						(Accumulated	Accumulated	Stockholders
			Additional			Deficit)/	Other	Equity
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Attributable	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Earnings	Income	to Cephalon	Interest	Total

BALANCE, JANUARY 1, 2011	79,091,532	$791	$2,428,450	3,369,258	$(225,870)	$247,086	$182,975	$2,633,432	$34,160	$2,667,592
Net income						329,263		329,263	(2,461)	326,802
Foreign currency translation gains							133,723	133,723		133,723
Gains or losses associated with pension benefits and prior service costs on retirement-related plans							(49)	(49)		(49)
Comprehensive income								462,937	(2,461)	460,476
Stock options exercised	2,193,280	22	133,681					133,703		133,703
Tax benefit from equity compensation			11,729					11,729		11,729
Stock-based compensation expense	—	—	16,950					16,950		16,950
Treasury stock acquired				438	(4)			(4)		(4)
Stock issued for employee stock purchase plan	5,948	—	349					349		349
Change in redeemable equity associated with convertible debt			16,583					16,583		16,583
Finalization of acquisition of Ception noncontrolling interest			22,085					22,085		22,085
Finalization of acquisition of BioAssets Development Corp. noncontrolling interest			4,079					4,079		4,079
Alba Therapeutics Inc. noncontrolling interest upon consolidation								—	33,000	33,000
ChemGenex Pharmaceuticals Limited noncontrolling interest upon consolidation									22,075	22,075
Reduction in ChemGenex noncontrolling interest due to purchase of additional equity interest									(6,602)	(6,602)
Issuance of common stock upon conversion of convertible notes	85		7	85	(7)				—	—
Other									(677)	(677)
BALANCE, June 30, 2011	81,290,845	$813	$2,633,913	3,369,781	$(225,881)	$576,349	$316,649	$3,301,843	$79,495	$3,381,338

The accompanying notes are an integral part of these consolidated financial statements.

CEPHALON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$326,802	$192,730
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	52,156	(18,059)
Shortfall tax benefits from stock-based compensation	(331)	(559)
Depreciation and amortization	93,389	106,724
Stock-based compensation expense	16,950	21,630
Amortization of debt discount and debt issuance costs	32,776	35,692
Changes in fair value of investments	(264,208)	—
Loss (gain) on foreign exchange contracts	(5,089)	9,499
Impairment and (gain) loss on sale of assets	54,056	—
Other	23,090	3,752
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(37,532)	(25,581)
Inventory	5,646	18,985
Other assets	1,207	9,474
Accounts payable and accrued expenses	(11,445)	23,955
Other liabilities	(65,462)	(189)
Net cash provided by operating activities	222,005	378,053

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(28,049)	(22,997)
Proceeds from sale of property and equipment	818	—
Cash balance from consolidation of variable interest entity	15,513	—
Acquisition of Mepha GmbH, net of cash acquired	—	(549,463)
Acquisition of GeminX Pharmaceuticals, Inc., net of cash acquired	(184,198)	—
Acquisition of ChemGenex Ltd., net of cash acquired	(179,931)	—
Purchases of investments	(135,453)	(60)
(Cash settlements of) proceeds from foreign exchange contracts	7,111	(9,499)
Net cash used for investing activities	(504,189)	(582,019)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under the employee stock purchase plan	349	—
Proceeds from exercises of common stock options	133,703	14,370
Windfall tax benefits from stock-based compensation	12,060	—
Acquisition of treasury stock	—	(33)
Payments on and retirements of long-term debt	(35,763)	(221,478)
Acquisition of Ception Therapeutics, Inc. noncontrolling interest	—	(299,289)
Acquisition of ChemGenex Ltd. noncontrolling interest	(6,602)	—
Net cash provided by (used for) financing activities	103,747	(506,430)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	15,674	(9,793)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(162,763)	(720,189)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,160,239	1,647,635

CASH AND CASH EQUIVALENTS, END OF PERIOD	$997,476	$927,446

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, imposes an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011. In accordance with guidance issued by the FASB, we will estimate and record the liability for the fee in full upon the first qualifying sale each calendar year and will record a corresponding deferred cost to be amortized to operating expense using a straight-line method of allocation over the remaining calendar year.  We have recorded an estimated liability on our consolidated balance sheet of $7.1 million for the 2011 annual fee, based on the preliminary calculation issued by the Internal Revenue Service.  For the three and six months ended June 30, 2011, we expensed  $1.0 million and $3.6 million, respectively, related to the 2011 annual fee.

2.   ACQUISITIONS AND TRANSACTIONS

Merger Agreement with Teva Pharmaceuticals, Ltd.

On May 2, 2011, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Teva Pharmaceutical Industries Ltd. (“Teva”), pursuant to which, upon consummation of the merger, the Company will become a wholly owned subsidiary of Teva.

Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, stockholders of the Company will be entitled to receive $81.50 per share in cash for each share of our common stock.  Also, each outstanding Company stock option and stock appreciation right will be converted into an amount in cash per share equal to the excess, if any, of $81.50 over the exercise price per share.

The Merger Agreement may be terminated under certain circumstances.  If the Merger Agreement is terminated pursuant to specific conditions, we will be required to pay Teva a termination fee of $275 million.

The transaction is subject to the satisfaction of customary closing conditions, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and clearance by the European Commission under the EC Merger Regulation.  In July 2011, at a special meeting of our stockholders, our stockholders approved the proposed merger with Teva.  The transaction is expected to be completed in October 2011.

ChemGenex Pharmaceuticals Limited

In 2010, we signed a convertible note subscription agreement with ChemGenex Pharmaceuticals Limited, an Australian-based oncology focused biopharmaceutical company (“ChemGenex”).  Under the terms of the agreement, we provided Australian Dollar (“A$”) $15 million to ChemGenex in return for a note that was convertible at A$0.50 per share.  The funding will support ChemGenex operations, including clinical activities to complete a planned New Drug Application submission to the U.S. Food and Drug Administration for their lead product candidate, OMAPRO® for the treatment of chronic myelogenous leukemia (CML) patients who have failed two or more tyrosine kinase inhibitor (TKIs).  Separately, we also entered into option agreements with two of ChemGenex’s major shareholders, Stragen International N.V. and Merck Santé S.A.S.  Under those option agreements, we had the right to acquire up to an additional 19.9% of ChemGenex’s outstanding shares at A$0.70 per share before the later of March 31, 2011, and ten business days after receipt of certain clinical trial data and related analyses from ChemGenex (the “Exercise Period”).  At December 31, 2010 the notes were accounted for under the fair value option.  Additionally, the option to purchase the 19.9% of ChemGenex shares was a freestanding derivative and was marked to market. The convertible notes and purchase option assets of $9.9 million and $0.9 million were included within long-term investments and other current assets on our December 31, 2010 consolidated balance sheet, respectively.

In March 2011, we provided notice to convert our convertible notes and elected to exercise our call options for $40.6 million resulting in the acquisition of a 27.6% interest of total issued share capital in ChemGenex.  The change in fair value of our investment in ChemGenex notes and the purchase options between December 31, 2010 and the conversion date was recorded as a change in fair value of investments within other income (expense) on the consolidated statement of operations.  At March 31, 2011, we believed our 27.6% interest in ChemGenex allowed us to exercise significant influence over ChemGenex and therefore considered our investment to be an equity method investment.  We elected to account for our equity method investment under the fair value option.  We measured the fair value of our investment utilizing the company’s publicly traded stock price. On March 31, 2011, the ChemGenex stock price was A$0.64 and we remeasured the fair value of our equity interest at $56.7 million.  We recorded the difference between the consideration paid for the options and fair value at the date of acquisition as a change in fair value of investments within other income (expense) on the statement of operations.

In April 2011 we launched our takeover offer for ChemGenex (through our wholly owned subsidiary Cephalon CXS Holdings Pty ltd.).  The offer terms consist of the following:

•                  Payment of  A$0.70 cash for each ChemGenex Share, cum dividend rights

•                  An offer of A$0.02 cash for each ASX listed ChemGenex Option

The offer has the support of the ChemGenex independent directors and was recommended to ChemGenex shareholders in the absence of a superior offer. The offer was subject to certain basic conditions including a 90% minimum acceptance condition.  The acquisition of ChemGenex (including its lead product OMAPRO) allows us to further diversify our oncology pipeline.

On June 6, 2011, Cephalon had acquired a total of 90.6% of the ChemGenex shares.  As a result, effective on that date, we have included ChemGenex in our consolidated financial statements.  As of June 30, 2011, Cephalon had a 93.4% interest and Cephalon achieved a 100% relevant interest in ChemGenex on July 21, 2011.   At a price of A$0.70 per ordinary share, acquired pursuant to the takeover offer and the compulsory acquisition, the funds used to acquire ChemGenex shares were approximately $164.6 million, net of $5.6 million in gains on foreign exchange contracts, of which approximately $14.9 million is for shares to be acquired after June 30, 2011.  Total consideration to be paid for ChemGenex Shares including the convertible notes and share options exercised in the first quarter of 2011 is $220.0 million.

The fair value of our ChemGenex holdings of approximately 27.6% immediately prior to the acquisition on June 6, 2011 was $64.9 million.  The investment was remeasured to fair value on the acquisition date, with the increase of $8.3 million over the March 31, 2011 value recognized in change in fair value of investment in other income (expense) during the second quarter of 2011.

The following summarizes the carrying amounts and classification of ChemGenex’s assets and liabilities included in our consolidated balance sheet as of June 6, 2011:

June 6, 2011
Cash and cash equivalents	$11,114
Other current assets	239
Property and equipment, net	153
Goodwill	393
Intangible assets	230,700
Deferred tax assets	3,007
Accounts payable	3,950
Accrued expenses	5,989
Noncontrolling interest	22,075

The acquisition accounting is being finalized.  There is no goodwill recognized or deductible for tax purposes.  Intangible assets are attributable to OMAPRO and are recognized as in process research and development.

In 2011, we entered into a series of foreign exchange forward contracts and foreign exchange option contracts related to our ChemGenex transaction.  Together, these contracts protect against fluctuations between the Australian dollar and the U.S Dollar and changes in the value of these contracts are recognized within net income.  These forward exchange contracts settled in June 2011.  For the three and six months ended June 30, 2011, we recognized a gain of $5.6 million from the increase in fair value of these foreign exchange contracts.  For the three and six months ended June 30, 2011, we have included of $2.5 million of net losses related to ChemGenex in our consolidated results.  If we had acquired ChemGenex at the beginning of 2010, we would have recognized an additional $16.0 million of operating expenses for the year ended December 31, 2010.

Gemin X Pharmaceuticals

In April 2011, we acquired all of the outstanding capital stock of Gemin X Pharmaceuticals, Inc. (“Gemin X”), a privately-held biopharmaceutical company developing first-in-class cancer therapeutics, for $225 million cash on a cash-free, debt-free basis, or $190 million closing date cash consideration net of cash, debt, and transaction costs. Gemin X stockholders could also receive up to $300 million in cash payments upon the achievement of certain regulatory and sales milestones. There are no royalty obligations to Gemin X stockholders. The fair value of the consideration transferred to acquire Gemin X was $287.1 million. Gemin X lead product candidate, OBATOCLAX ®, is a Pen Bel-2 inhibitor with particular potency for the dominant protein Mel-1, for use in patients with small cell lung cancer. The acquisition of Gemin X allows us to further diversify our oncology pipeline.

The following summarizes the carrying amounts and classification of Gemin X’s assets and liabilities included in our consolidated balance sheet as of April 18, 2011:

April 18, 2011
Cash and cash equivalents	$5,828
Accounts receivable	248
Other current assets	196
Property and equipment, net	722
Goodwill	3,970
Intangible assets	333,300
Deferred tax assets	2,276
Current portion of long-term debt	836
Accrued expenses	7,743
Deferred tax liabilities, net	17,299
Long-term debt	33,526

The acquisition accounting is being finalized.  Goodwill is attributable to deferred taxes and is allocated to the United States segment. There is no goodwill recognized or deductible for tax purposes.  Intangible assets are attributable to OBATOCLAX and are recognized as in process research and development.

The acquisition of Gemin X includes contingent consideration arrangements that may require additional consideration to be paid by the company in the form of milestone payments. It is currently estimated that milestone payments will occur in the years 2015, 2016, 2019 and 2021. The range of undiscounted amounts we could be required to pay under our agreement is between zero and $300.0 million. We determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future milestone payments was based on several factors described more fully in Note 7 herein.

The fair value of the liability for the contingent consideration recognized on the acquisition date of Gemin X was $97.1 million. The contingent consideration payments have been recorded as a liability and the fair value will be evaluated quarterly or more frequently if circumstances dictate. Changes in the fair value of contingent consideration will be recorded in earnings. The change in fair value that was recognized as an operating expense for the period between April 18 and June 30, 2011 was $0.9 million. At June 30, 2011, the fair value of the liability was $98.0 million.  For the quarter ended June 30, 2011, we have included of $3.0 million of net losses related to Gemin X in our consolidated results.  If we had acquired Gemin X at the beginning of 2010, we would have recognized an additional $13.5 million of operating expenses for the year ended December 31, 2010.

Alba Therapeutics Corporation

In February 2011, we entered into agreements with Alba Therapeutics Corporation (“Alba”), a privately held biopharmaceutical company, providing us an option to purchase all of Alba’s assets relating to larazotide acetate, a tight junction modulator, progressing toward a Phase IIb clinical trial for the treatment of celiac disease. Under the terms of the option agreement, we paid Alba a $7 million upfront option payment and agreed to provide a credit facility of up to $22 million to fund Alba’s Phase IIb clinical trial expenses. We may exercise the option at any time prior to expiration of a specified period after receipt of the final study report for the Phase IIb clinical trial. If we exercise the option, we will purchase all of Alba’s assets relating to larazotide acetate for $15 million.  As of June 30, 2011, we have provided $10.0 million in loans to Alba under the credit facility.  Alba could receive additional payments related to clinical and regulatory milestones.

We have determined that, because of our rights under the Alba option agreement, effective February 9, 2011, Alba is a variable interest entity (“VIE”) for which we are the primary beneficiary.  As a result, as of February 9, 2011 we have included the financial condition and results of operations of Alba in our consolidated financial statements.  However, we do not have an equity interest in Alba and, therefore, we have allocated the Alba losses to noncontrolling interest in the consolidated statement of operations.   If the Alba option expires unexercised, we will deconsolidate Alba and recognize a loss of $7.0 million, equal to our investment in Alba, plus any outstanding borrowings under the credit facility.  It is also expected the loans under the $22 million credit facility will be forgiven in all cases with the exception of an event of default by Alba.  We have therefore, considered the $22 million in estimating the fair value of Alba. Alba did not have a material impact on our revenues or earnings attributable to our Cephalon shareholders for the period ended June 30, 2011 or on a pro forma basis for the periods ended June 30, 2011 and 2010.  Alba is included in our U. S. operating segment.

The following summarizes the carrying amounts and classification of Alba’s assets and liabilities included in our consolidated balance sheet as of February 9, 2011 and June 30, 2011:

	February 9, 2011	June 30, 2011
Cash and cash equivalents	$15,513	$9,890
Other current assets	45	168
Property and equipment, net	4	18
Goodwill	2,118	2,118
Intangible assets	40,000	40,000
Current portion of long-term debt, net	3,560	3,560
Accounts payable	3,167	586
Accrued expenses	953	1,159
Noncontrolling interest	33,000	29,797

Alba’s intangible assets represent in process research and development related to larazotide acetate.

Although Alba is included in our consolidated financial statements, our interest in Alba’s assets are limited to that accorded to us in the agreements with Alba as described above.  Alba’s creditors have no recourse to the general credit of Cephalon.

SymBio Pharmaceuticals Limited

In February 2011 Cephalon purchased additional common shares of SymBio for approximately $9.4 million.  As of June 30, 2011, Cephalon holds an 18.5% interest in SymBio.  Our investment in Symbio is recorded as a cost basis investment.

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

Additionally, in 2010 we made a $133.9 million equity investment in Mesoblast common stock, representing a 12.2% interest in the company, included in non-current assets on our consolidated balance sheet. In February 2011, we acquired an additional 7.8% interest in Mesoblast, for $109.1 million.  We believe we exercise significant influence over the company due to our ownership of 20.0%, our Chief Executive Officer holding a voting seat on the Mesoblast Board of Directors and the existence of various revenue arrangements between us and Mesoblast. Therefore, we consider our investment in Mesoblast to be an equity method investment.  We have elected to account for our equity method investment under the fair value option. We measured the fair value of our investment at the date of acquisition and prospectively utilizing the company’s publicly traded stock price.  As of December 31, 2010, our existing 12.2% interest was valued at A$4.67 per share or $145.9 million.  On the date we acquired the additional 7.8% interest, Mesoblast’s share price was A$5.57 per share and the fair value of our additional investment was $138.1 million.  We recorded the difference between the consideration paid and fair value at the date of acquisition as a change in fair value of investments within other income (expense) on the statement of operations.  On June 30, 2011, Mesoblast’s share price was A$8.65 and we remeasured the fair value of our entire  investment at $505.8 million.  The change in fair value between December 31, 2010 for our existing 12.2% investment and since the date of acquisition for our additional 7.8% investment in February 2011 was also recorded as a change in fair value of investments within other income (expense) on the consolidated statement of operations.  The total change in fair value of investments recorded for the three and six months ended June 30, 2011 was $91.2 million and $250.8 million, respectively.  We consider Mesoblast a related party.

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

3.   RESTRUCTURING

CIMA restructuring

On January 15, 2008, we announced a restructuring plan under which we intend to (i) transition manufacturing activities at our CIMA LABS INC. (“CIMA”) facility in Eden Prairie, Minnesota, to our expanded manufacturing facility in Salt Lake City, Utah, and (ii) consolidate at CIMA’s Brooklyn Park, Minnesota, facility certain drug delivery research and development activities performed in Salt Lake City. The phased transition of manufacturing activities and the closure of the Eden Prairie facility are expected to be completed in 2012.  The consolidation of drug delivery research and development activities at Brooklyn Park was completed in 2008.  The plan is intended to increase efficiencies in manufacturing and research and development activities, reduce our cost structure and enhance competitiveness.

As a result of this plan, we will incur certain costs associated with exit or disposal activities.  As part of the plan, we estimate that approximately 65 jobs will be eliminated in total, with approximately 175 net jobs eliminated at CIMA and approximately 110 net jobs added in Salt Lake City.

The total estimated pre-tax costs of the plan are as follows:

Severance costs	$14-16 million
Manufacturing and personnel transfer costs	$12–14 million
Total	$26-30 million

The estimated pre-tax costs of the plan are being recognized between 2008 and 2012 and are included in the United States segment.  Through June 30, 2011, we have incurred a total of $22.0 million related to the restructuring plan.

In September 2010, we sold the Eden Prairie facility and certain associated equipment for proceeds of $4.7 million.  Pursuant to the sales agreement, we are leasing the Eden Prairie facility and certain associated equipment from the buyer through December 31, 2012 with aggregate remaining lease payments totaling $1.5 million.  Through June 30, 2011, we have incurred a total of $21.8 million in pre-tax, non-cash accelerated depreciation of plant and equipment related to the restructuring. We will continue to incur non-cash accelerated depreciation of equipment not associated with the sale through the completion of the restructuring project.

Total charges and payments related to the restructuring plan recognized in the consolidated statement of operations and included in the United States segment are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Restructuring reserves, beginning of period	$10,339	$7,354	$9,968	$7,083
Severance costs	250	450	719	977
Manufacturing and personnel transfer costs	1,564	571	1,991	788
Payments	(535)	(161)	(1,060)	(634)
Restructuring reserves, end of period	$11,618	$8,214	$11,618	$8,214

4.  ASSETS HELD FOR SALE

In March 2011, we finalized our plan to divest our manufacturing facility in Mitry-Mory, France.  As part of the transaction, the acquirer has agreed to continue the operation of the facility and the employment of all current personnel so that no restructuring charges will be required. We also intend to enter into an agreement with the acquirer to purchase an annual minimum amount of raw material used in the production of SPASFON.  As a result, we intend to transfer the facility for a nominal amount and recognized an impairment of $6.1 million in the first quarter of 2011.  We signed the Transfer Agreement with the acquirer for the transfer of the facility in April 2011 and we expect the facility to be transferred in the third quarter of 2011.  As of June 30, 2011, the remaining value of the facility included on our balance sheet was insignificant.

5.   OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Loss on letter agreement derivative instrument	$(22,078)	$—	$(22,078)	$—
Gains (losses) on foreign exchange derivative instruments	5,595	(2,900)	5,089	(9,069)
Foreign exchange gains (losses)	(9,877)	(6,432)	(12,399)	(7,534)
Other income (expense), net	$(26,360)	$(9,332)	$(29,388)	$(16,603)

In 2011, in connection with the retention of Deutsche Bank as a financial advisor to Cephalon, we entered into a letter agreement with members of Deutsche Bank AG and its affiliates (the “DB Group”) that established a methodology designed so that payments under the letter agreement would have the effect of fixing the DB Group’s contractual benefits with respect to the hedging transactions described below, such that DB Group would be indifferent under the hedge transactions to the price paid for Cephalon common stock in a cash acquisition of Cephalon, such as the merger.  The methodology takes into account certain variables including volatility of our stock, interest rates (based on LIBOR) and estimated merger closing dates.

A member of Deutsche Bank AG and its affiliates (“the DB Group”) and Cephalon are parties to (a) certain convertible note hedge transactions issued by the DB Group and purchased by Cephalon as hedges to the conversion features of the convertible senior subordinated notes issued by Cephalon in 2005 and 2009 and (b) certain warrants issued by Cephalon and purchased by the DB Group. We refer to the convertible note hedge transactions as the hedge transactions, and to the convertible senior subordinated notes as the convertible notes. The hedge transactions and the warrants are call options on Cephalon common stock. The warrants have higher strike prices than the effective strike prices of the hedge transactions. Cephalon expects that the hedge transactions will be exercised, and the warrants will be settled in connection with the merger, in each case in accordance with their terms. Exercise of the hedge transactions will involve payments by the DB Group to Cephalon and settlement of the warrants will involve payments by Cephalon to the DB Group in amounts that are currently undetermined. See Note 12 for further detail on the convertible notes.

The DB Group has advised Cephalon that, since the entry into the hedge transactions and the warrants, the DB Group has hedged, and will continue to hedge until their exercise or settlement, respectively, certain risks and exposures (including, among others, equity price risk) under the hedge transactions and the warrants through market transactions (including by purchasing or selling the convertible notes or Cephalon common stock, or entering into or unwinding derivative transactions) and that certain of such hedging activity is designed to make the DB Group indifferent to the exercise value of the warrants and its payment obligations under the hedge transactions.

The terms of the hedge transactions contain contractual limitations on payments related to the time value of the hedge transactions to Cephalon in the case of conversions of the convertible notes prior to their maturity in connection with certain merger events, such as the merger. Because of these contractual limitations, which were designed so Cephalon could achieve certain tax and commercial objectives, the possibility existed that the DB Group could recognize a significant contractual benefit under the terms of the hedge transactions in the event of early conversions of convertible notes and corresponding exercises of the hedge transactions, such as in connection with the merger. The contractual benefit to the DB Group would be the time value of the hedge transactions not fully paid to Cephalon as a result of the contractual limitations described above. Assuming market conditions, including stock prices prevailing during the period of Deutsche Bank’s engagement as financial advisor, prior to the execution of the April 15, 2011 letter agreement among Cephalon, Deutsche Bank AG and Deutsche Bank described below, the value of the contractual benefit to the DB Group generally would have decreased as the cash acquisition price for the shares of Cephalon common stock increased (and vice versa). Other market conditions, such as interest rates and volatilities, as well as the time remaining to expiration of the hedge transactions, will also affect the value of the contractual benefit to the DB Group.

To address the matters described in the prior paragraph and in connection with the retention of Deutsche Bank as a financial advisor to Cephalon, Deutsche Bank and Cephalon entered into a mutually acceptable agreement designed to alighn the DB Group’s contractual benefit with respect to the exercise of the hedge transactions, such that the DB Group would be indifferent under the hedge transactions to the price paid for the Cephalon common stock in a cash acquisition of Cephalon, such as the merger. In connection with the merger, Deutsche Bank, Deutsche Bank AG and Cephalon entered into a letter agreement dated April 15, 2011 that provided that, in connection with the exercise of the hedge transactions, the DB Group would fix the value of the contractual benefit at $151,800,000. The aligning methodology does not mean that the DB Group will receive $151,800,000 in cash upon exercise of the hedge transactions. Rather, the $151,800,000 value of the contractual benefit will be settled through a cash payment of an amount equal to the difference between $151,800,000 and the actual contractual benefit calculated by the DB Group in connection with the exercise of the hedge transactions in accordance with their terms. Such amount will be payable at the time of exercise of the hedge transactions by Cephalon to the DB Group if the actual contractual benefit calculated by the DB Group is less than $151,800,000 or by the DB Group to Cephalon if the actual contractual benefit calculated by the DB Group exceeds $151,800,000.

The April 15, 2011 agreement does not amend or otherwise modify the documents governing the existing hedging transactions, and the rights of the parties to the agreement are independent of the rights of the parties to the documents governing the hedging transactions.  The agreement is a free-standing derivative instrument measured at fair value,  For the three and six months ended June 30, 2011, we recognized a loss of $22.1 million from the decrease in fair value of this derivative instrument.

In 2011, we entered into a series of foreign exchange forward contracts and foreign exchange option contracts related to our ChemGenex transaction.  Together, these contracts protect against fluctuations between the Australian dollar and the U.S Dollar and changes in the value of these contracts are recognized within net income.  These forward exchange contracts settled in June 2011.  For the three and six months ended June 30, 2011, we recognized a gain of $5.6 million from the increase in fair value of these foreign exchange contracts.

In 2010, we entered into a foreign exchange forward contract related to our Mesoblast transaction.  This contract protects against fluctuations between the Australian Dollar and the U.S. Dollar and changes in the value of this contract are recognized within net income.  This contract settled in February 2011.  For the six months ended June 30, 2011, we recognized a loss of $0.5 million from the decrease in fair value of this foreign exchange contract.

In 2010, we entered into foreign exchange forward contracts related to our Mepha GmbH transaction.  These contracts protected against fluctuations between the Swiss Franc and the U.S. Dollar.  Changes in the value of these contracts were recognized within net income. For the three and six ended June 30, 2010, we recognized losses of $2.9 million and $9.1 million, respectively, from the decrease in fair value of these foreign exchange contracts.

6.  ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of Cephalon’s comprehensive income include:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$115,192	$92,393	$326,802	$192,730
Foreign currency translation gains	70,146	(38,952)	133,723	(67,986)
Net prior service costs on retirement-related plans	(25)	(24)	(49)	(49)
Comprehensive income	$185,313	$53,417	$460,476	$124,695

The components of accumulated other comprehensive income consisted of the following:

	June 30, 2011	December 31, 2010
Foreign currency translation gains	$312,528	$178,805
Prior service gains and losses on retirement-related plans	4,121	4,170
Accumulated other comprehensive income	$316,649	$182,975

Our noncontrolling interests do not have any accumulated other comprehensive income balances.

7.  FAIR VALUE DISCLOSURES

The carrying values of cash, cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and debt instruments other than our convertible debt approximate their respective fair values.

At June 30, 2011, long term assets recorded at fair value include our 20.0% investment in Mesoblast Limited.  Short-term liabilities include our letter agreement which represents a freestanding derivative instrument.  Long-term liabilities recorded at fair-value include contingent consideration attributable to Ception, BioAssets Development Corp. (“BDC”), and Gemin X.

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

The following table sets forth the fair value hierarchy for financial assets and liabilities carried at fair value and measured on a recurring basis as of June 30, 2011 and December 31, 2010.

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Long term assets Investment in Mesoblast	$505,800	$505,800	$—	$—

Short term liabilities Letter agreement derivative instrument	$22,078	$—	$—	$22,078
Long term liabilities Ception contingent consideration	105,630	—	—	105,630
BDC contingent consideration	33,047	—		33,047
Gemin X contingent consideration	98,043	—	—	98,043
Total liabilities	$258,798	$—	$—	$258,798

Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Current assets
Purchase Option for ChemGenex Equity Securities	$984	$—	$984	$—

Long term assets
Investment in ChemGenex convertible note securities	9,885	—	—	9,885
Investment in Mesoblast	145,923	145,923	—	—
Total assets	$156,792	$145,923	$984	$9,885

Long term liabilities
Ception contingent consideration	$102,942	$—	$—	$102,942
BDC contingent consideration	32,266	—	—	32,266
Total liabilities	$135,208	$—	$—	$135,208

For further details on our investment in Mesoblast equity securities recorded on a recurring basis and a description of the fair value methodologies utilized, see Note 2 herein.

We account for contingent consideration in accordance with applicable guidance provided within the business combination rules.  In conjunction with the exercise of our option to acquire the noncontrolling interest of Ception and BDC and our acquisition of Gemin X, we are contractually obligated to pay certain contingent consideration upon the achievement of certain regulatory and commercial milestones and therefore recorded a contingent consideration liability at the time of the acquisitions.  As a result, we are required to update our assumptions each reporting period based on new developments and record such amounts at fair value until such consideration is satisfied through payment or failure of the acquiree to meet the contingency.

It is currently estimated that the Ception milestone payments will occur in 2014 and 2015. The range of undiscounted amounts we could be required to pay under our agreement is between zero and $500.0 million. In conjunction with our BDC acquisition, it is currently estimated that the milestone payments will occur in 2014 and 2022.  The range of undiscounted amounts we could be required to pay under our agreement is between zero and $80.0 million.  It is currently estimated that Gemin X milestone payments will occur in the years 2015, 2016, 2019 and 2021.  The range of undiscounted amounts we could be required to pay under our agreement is between zero and $300.0 million.  We determined the fair value of the liabilities for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future milestone payments was based on several factors including:

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

The fair value of the investment in ChemGenex convertible note securities at December 31, 2010 was determined based on both a probability weighted discounted cash flow analysis and a Black Scholes valuation for the conversion option.  This fair value measurement was based on inputs not observable in the market and thus represented a Level 3 measurement within the fair value hierarchy. Changes in the fair value of the investment in ChemGenex convertible notes were recorded in change in fair value of investments within other income (expense).  The notes were converted to equity securities in March

2011.  Our equity investment of 27.6% in ChemGenex previously measured under the fair value option is no longer recorded on our consolidated balance sheet at June 30, 2011 because ChemGenex became a consolidated  subsidiary on June 6, 2011.

In 2011, we entered into a letter agreement that established a methodology to align the economics related to the value of a contractual benefit to one of our financial advisors as a result of the proposed merger.  We recognized this agreement as a free-standing derivative instrument measured at fair value.  The fair value of this fee agreement is based on several factors, including:

•                  Volatility of our stock;

•                  Interest rates (based on LIBOR); and

•                  Estimated merger closing dates.

For further details on the letter agreement, see Note 5 herein.

In accordance with GAAP, we are allowed to elect, at specified election dates, to measure many financial instruments at fair value (“the fair value option”) that would not otherwise be required to be measured at fair value.  If the fair value option is elected for a particular financial instrument or other items, we are required to report unrealized gains and losses on those items in earnings. Our investment in ChemGenex convertible note securities and investment in Mesoblast Limited and ChemGenex equity securities, investments that would otherwise be accounted for under the equity method absent the fair value option election, are the only eligible items for which the fair value option was elected commencing on the dates the investments were made.  Our investment in ChemGenex convertible notes was converted to equity securities in March 2011.  Currently, our investment in Mesoblast is our only investment that would be accounted for under the equity method. Electing the fair value option for this investment eliminates some of the uncertainty involved with impairment considerations since quoted market prices for these investments provide a readily determinable fair value at the balance sheet date.  Our other available for sale investments are cost basis investments in entities that are not publicly traded and for these reasons we did not elect the fair value option for such securities.

The tables below reconcile the beginning and ending balances for assets and liabilities measured on a recurring basis using unobservable inputs (Level 3) during the period.

	Ception Contingent Consideration (Liability)	BDC Contingent Consideration (Liability)	ChemGenex Convertible Note Securities	GeminX Contingent Consideration (Liability)	Letter Agreement Derivative Instrument
Balance, January 1, 2011	$(102,942)	$(32,266)	$9,885	$—	$—
Net transfer in to Level 3 (new transactions)	—	—	—	(97,111)	—
Unrealized gains/(losses) included in earnings	(2,688)	(781)	5,115	(932)	(22,078)
Conversion of Convertible Notes to Equity (Transfer Out)	—	—	(15,000)	—	—
Ending Balance, June 30, 2011	$(105,630)	$(33,047)	$—	$(98,043)	$(22,078)

See Note 2, for a description of Alba, Gemin X and ChemGenex’s assets and liabilities recorded at fair value and measured on a nonrecurring basis.

Except for our convertible notes, our debt instruments do not have readily ascertainable market values; however, the carrying values approximate the respective fair values. As of June 30, 2011, the fair value and carrying value of our convertible debt, based on quoted market prices was:

	Fair Value^	Carrying Value	Face Value

2.0% convertible senior subordinated notes due June 1, 2015	$1,420,141	$666,390	$819,990
2.5% convertible senior subordinated notes due May 1, 2014	615,950	402,989	500,000

^The fair value shown above represents the fair value of the total debt instrument, inclusive of both the liability and equity components, while the carrying value represents the carrying value of the liability.

8.   INVENTORY, NET

Inventory, net consisted of the following:

	June 30, 2011	December 31, 2010
Raw materials	$50,157	$37,433
Work-in-process	128,907	140,898
Finished goods	126,357	113,029
Total inventory, net	$305,421	$291,360

We have committed to make future minimum payments to third parties for certain raw material inventories, including agreements to purchase minimum amounts of modafinil through 2012.  Over the past few years, we have been developing a manufacturing process for the active pharmaceutical ingredient in NUVIGIL that is more cost effective than our prior process of separating modafinil into armodafinil.  As a result of our plan to manufacture armodafinil in the future using this new process and the launch of NUVIGIL in 2009, we assessed the potential impact of these items on certain of our existing agreements to purchase modafinil and recorded charges and gains. As of June 30, 2011 and December 31, 2010, our aggregate future purchase commitments remaining totaled $5.7 million and $8.6 million, respectively, and are fully reserved.

9.  GOODWILL

Goodwill consisted of the following:

	United States	Europe	Total

December 31, 2010	$486,619	$335,452	$822,071
Foreign currency translation adjustment	(9)	40,718	40,709
Mepha GmbH purchase accounting adjustment	—	(2,989)	(2,989)
Consolidation of Alba as a VIE	2,118	—	2,118
Acquisition of Gemin X	3,970	—	3,970
Acquisition of ChemGenex	393	—	393
June 30, 2011	$493,091	$373,181	$866,272

10.  INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

		June 30, 2011			December 31, 2010
	Estimated	Gross		Net	Gross		Net
	Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Lives	Amount	Amortization	Amount	Amount	Amortization	Amount

Product Rights & Technology	5 - 20 years	$1,118,944	$588,428	$530,516	$1,161,807	$540,425	$621,382
IPR&D	Indefinite	973,756	—	973,756	374,376	—	374,376
Trademarks	10 - 20 years	276,310	57,708	218,602	261,566	47,315	214,251
Other agreements	1 - 2 years	4,801	3,429	1,372	4,162	1,784	2,378
		$2,373,811	$649,565	$1,724,246	$1,801,911	$589,524	$1,212,387

Intangible assets are amortized over their estimated useful economic life using the straight line method. Amortization expense was $26.9 million and $32.2 million for the three months ended June 30, 2011 and 2010, respectively and $56.0 million and $58.0 million for the six months ended June 30, 2011 and 2010, respectively.

11.  IMPAIRMENT CHARGES

In May 2011, the United States District Court for the District of Delaware issued a decision for the patent litigation pertaining to AMRIX (Cyclobenzaprine Hydrochloride Extended-Release Capsules).  The Court ruled in the Defendants’ favor in the case, finding the two U.S. patents at issue invalid.  As a result, we recognized an impairment charge of $41.9 million in the second quarter of 2011 to reduce the value of the AMRIX intangible asset.  We also recognized an impairment charge of $1.4 million to reduce the value of equipment used in the production of AMRIX, and we recognized a credit of $27.8 million to cost of goods sold to reverse a previously accrued liability for sales-based milestones that is no longer expected to be met.  The reduction of the carrying value of the AMRIX intangible asset to its revised fair value is based on our estimate of the future cash flows from the sale of branded and generic AMRIX.  The net carrying value of our AMRIX intangible asset was $27.6 million at June 30, 2011.

In the second quarter of 2011, we performed our annual test of impairment of the in-process R&D assets acquired as part of the acquisition of Mepha GmbH in April 2010.  As a result, we recognized an impairment charge of $5.2 million based on the write-off of amounts related to products no longer expected to be launched and the write-down of amounts for products with lower expected future cash flows.

In the second quarter of 2011, we revised our estimate of future cash flows for the sale and clinical development of our TRISENOX product and as a result no longer expect to incur any of the future milestone payments related to this product.  We reduced our contingent liabilities and recognized a reduction in the carrying value of the TRISENOX intangible assets in the amount of $44.3 million in the second quarter of 2011, which did not impact net income. The net carrying value of our TRISENOX intangible asset was $15.7 million at June 30, 2011.

12.       LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
	2011	2010

2.0% convertible senior subordinated notes due June 1, 2015	$819,990	$820,000
Debt discount on 2.0% convertible senior subordinated notes due June 1, 2015	(153,600)	(170,183)
2.5% convertible senior subordinated notes due May 1, 2014	500,000	500,000
Debt discount on 2.5% convertible senior subordinated notes due May 1, 2014	(97,011)	(111,357)
Other	8,708	4,953
Total debt	$1,078,087	$1,043,413
Less current portion	(672,102)	(651,997)
Total long-term debt	$405,985	$391,416

At June 30, 2011, we have included $3.6 million of short-term debt related to Alba, a variable interest entity for which we are the primary beneficiary.  Alba’s liabilities represent contractual obligations of Alba for general corporate purposes. Alba’s creditors have no recourse to the general credit of Cephalon.

Convertible Notes

The liability component of our convertible notes will be classified as current liabilities and presented in current portion of long-term debt and the equity component of our convertible debt will be considered a redeemable security and presented as redeemable equity on our consolidated balance sheet if our debt is considered current at the balance sheet date. At June 30, 2011 and December 31, 2010, our stock price was $79.90 and $61.72, respectively, and therefore, the 2.0% Notes are considered to be current liabilities based on conversion price and are presented in current portion of long-term debt on our consolidated balance sheet.

As of June 30, 2011, not all closing conditions to the merger agreement have been met and, therefore, we consider the 2.5% Notes to be long-term liabilities, based on conversion price.

Commencing upon the closing of the merger, holders of the convertible notes will have the option to require us to purchase for cash all or any part of the convertible notes, in accordance with the terms of the convertible notes, at a purchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, payable in cash.  Additionally, in connection with the merger, the convertible notes will be convertible pursuant to their terms, at the option of the holder, into the right to receive an amount in cash and shares of common stock (which share consideration will be settled following consummation of the merger through the receipt of the applicable cash merger consideration) determined pursuant to the terms of the applicable indenture. In addition, as a result of the merger, (i) the conversion rate of the 2.5% Notes (currently 14.4928 shares per $1,000 principal amount) will be increased during the applicable conversion period specified in the indenture by a “make whole” premium, calculated in accordance with the indenture governing the 2.5% Notes, and (ii) a “make whole” premium will be determined for the 2.0% Notes in accordance with the terms of the applicable indenture as a percentage of their principal amount (resulting in an effective increase in the conversion rate of the 2.0% Notes (currently 21.4133 shares per $1,000 principal amount)).

In August 2008, we established a $200 million, three-year revolving credit facility with JP Morgan Chase Bank, N.A. and certain other lenders.  The credit facility is available for letters of credit, working capital and general corporate purposes and is guaranteed by certain of our domestic subsidiaries.  The credit agreement contains customary covenants, including but not limited to covenants related to total debt to Consolidated EBITDA (as defined in the credit agreement), senior debt to Consolidated EBITDA, interest expense coverage and limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, and transactions with affiliates.  As of the date of this filing, we have not drawn any amounts under the credit facility and we do not intend to renew or extend the existing credit facility or enter into a new credit facility.

In the event that a significant conversion of our convertible debt did occur, we believe that we have the ability to fund the payment of principal amounts due through a combination of utilizing our existing cash on hand, accessing our credit facility, raising money in the capital markets or selling our note hedge instruments for cash.

13.  LEGAL PROCEEDINGS AND OTHER MATTERS

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

Numerous private antitrust complaints have been filed in and/or transferred to the EDPA, each naming Cephalon, Barr, Mylan, Teva and Ranbaxy as co-defendants and claiming, among other things, that the PROVIGIL settlements violate the antitrust laws of the United States and, in some cases, certain state laws. These actions have been consolidated into an action on behalf of a class of direct purchasers of PROVIGIL and a separate action on behalf of a class of consumers and other indirect purchasers of PROVIGIL. The plaintiffs in all of these actions are seeking monetary damages and/or equitable relief. In addition, in December 2009, we entered a tolling agreement with the Attorneys General of Arkansas, California, Florida, New York and Pennsylvania to suspend the running of the statute of limitations to any claims or causes of action relating to our PROVIGIL settlements pending the resolution of the FTC litigation described above.

Separately, in June 2006, Apotex, Inc., a subsequent ANDA filer seeking FDA approval of a generic form of modafinil, filed suit against us, also in the EDPA, alleging similar violations of antitrust laws and state law. Apotex asserts that the PROVIGIL settlement agreements improperly prevent it from obtaining FDA approval of its ANDA, and seeks monetary and equitable remedies. Apotex also seeks a declaratory judgment that the ‘516 Patent is invalid, unenforceable and/or not infringed by its proposed generic. In May 2009, Apotex also filed a declaratory judgment complaint in the EDPA that our U.S. Patent No. 7,297,346 (the “‘346 Patent”) is invalid and/or not infringed by its proposed generic. The ‘346 Patent covers pharmaceutical compositions of modafinil and expires in May 2024.  In February 2011, the court bifurcated the patent claims, and in April 2011 we completed the trial against Apotex with respect to the validity and enforceability aspects of  the ‘516 Patent. Trial regarding Apotex’s infringement of the ‘516 patent was completed in July 2011.  We expect the court to issue its decision with respect to the patent claims in due course.  We believe that the private antitrust complaints described in the preceding paragraph and the Apotex antitrust and declaratory judgment complaints are without merit. While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.

In November 2005 and March 2006, we received notice that Caraco Pharmaceutical Laboratories, Ltd. (“Caraco”) and Apotex, respectively, also filed Paragraph IV ANDAs with the FDA in which each firm is seeking to market a generic form of PROVIGIL. We have not filed a patent infringement lawsuit in the United States against either Caraco or Apotex, although Apotex has filed suit against us, as described above. In early August 2008, we received notice that Hikma Pharmaceuticals plc (“Hikma Pharmaceuticals”) filed a Paragraph IV ANDA with the FDA in which it is seeking to market a generic form of PROVIGIL. We have not filed a patent infringement lawsuit against Hikma Pharmaceuticals.  In March 2011 and April 2011, we received notice that Aurobindo Pharma Limited and Mylan, and Alembic Pharmaceuticals Limited, respectively, filed Paragraph IV ANDAs with the FDA in which each firm is seeking to market a generic form of PROVIGIL.  We have not filed a patent infringement suit against Mylan or Alembic.

In 2010, generic versions of modafinil were launched in Portugal, Sweden and Denmark.  In Portugal, Generis’ marketing authorization for generic modafinil has been suspended as a result of our legal action, and in Sweden, we successfully enjoined Orifarm from selling generic modafinil.  We are also seeking an injunction against sales of generic modafinil in Denmark.  In the UK, after trial against Mylan in May 2011, the court ruled that Mylan did not infringe our patent rights and that the patent rights are invalid.  We are evaluating an appeal of this matter in the UK, and we intend to continue vigorously enforcing our intellectual property rights in each of the other countries discussed above.

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

NUVIGIL Patent Litigation

In December 2009, January 2010, February 2010 and August 2010, we filed patent infringement lawsuits against seven companies—Teva, Actavis, Mylan, Watson, Sandoz, Lupin, and Apotex—based upon the ANDA filed by each of these firms with the FDA seeking approval to market a generic form of NUVIGIL. The lawsuits claimed infringement of our ‘570 Patent, ‘346 Patent and ‘516 Patent.  In March 2011, Actavis converted its Paragraph IV certification to a Paragraph III certification and was dismissed from our suit.  In April 2011, Teva converted its Paragraph IV certification to a Paragraph III certification and was dismissed from our suit.  Including the six-month pediatric extension, the ‘516 Patent, the ‘346 Patent, and the ‘570 Patent expire on April 6, 2015, May 29, 2024, and June 18, 2024, respectively.

Under the provisions of the Hatch-Waxman Act, the filing of the Mylan, Watson, Sandoz, Lupin and Apotex lawsuits stays any FDA approval of the applicable ANDA until the earlier of entry of a district court judgment in favor of the ANDA holder or 30 months from the date of our receipt of the respective Paragraph IV certification letter.  Assuming no earlier district court judgment, the earliest the 30-month stay will expire is in May 2012.

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

Also in October 2010, we completed the trial against Anchen, Barr and Mylan with respect to the Eurand Patent.  In May 2011, the court ruled that Anchen did not infringe the Eurand Patent and found that although Mylan and Barr infringed the Eurand Patent, the Eurand Patent was not valid.  We have appealed the court’s decision in this matter.  Subsequently, on July 7, 2011, the court enjoined Mylan from continuing to market a generic version of AMRIX pending our appeal of the court’s decision regarding the validity of the Eurand Patent, and we filed an additional lawsuit in U.S. District Court in Delaware against Barr and Anchen for infringement of certain other patents relating to AMRIX.

FENTORA Patent Litigation

In April 2008, June 2008 and January 2010, we received Paragraph IV certification letters relating to ANDAs submitted to the FDA by Watson Laboratories, Inc., Barr and Sandoz, respectively, requesting approval to market and sell a generic equivalent of FENTORA. Both Watson and Barr allege that our U.S. Patent Numbers 6,200,604 and 6,974,590 (“FENTORA Orange Book Patents”) covering FENTORA are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of the product described in their respective ANDAs. The FENTORA Orange Book Patents cover methods of use for FENTORA and do not expire until 2019. In June 2008, July 2008 and January 2010, we and our wholly-owned subsidiary, CIMA, filed lawsuits in U.S. District Court in Delaware against Watson, Barr and Sandoz for infringement of these patents.  In May 2010, the trial for the Watson FENTORA matter was completed.  In addition to the FENTORA Orange Book Patents, we asserted at trial that Watson has and will infringe another of our patents, U.S. Patent Number 6,264,981 (the “‘981 Patent”).    In March 2011, the court ruled in Watson’s favor on the FENTORA Orange Book Patents, upheld the validity of our ‘981 Patent and found that Watson’s proposed generic version of FENTORA infringes the ‘981 Patent.  Subsequently, the court entered an order giving effect to the parties’ stipulations providing that Watson will not sell its product before the ‘981 Patent expires, unless the stipulations are earlier vacated or dissolved.  Watson has appealed the court’s decision regarding the ‘981 Patent, and we have appealed the court’s decision regarding the FENTORA Orange Book Patents.  In the Sandoz FENTORA matter, the court has stayed trial pending resolution of our appeal in the Watson FENTORA matter regarding the FENTORA Orange Book Patents.

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

In January 2011, we received a Paragraph IV certification letter relating to an ANDA submitted to the FDA by Mylan requesting approval to market and sell a generic equivalent of FENTORA.  Mylan alleges that our FENTORA Orange Book Patents are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of the product described in its ANDA.  In February 2011, we filed suit against Mylan.

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

In June 2011, we received a letter from the United States Attorney’s Office for the Southern District of New York requesting that we preserve documents relating to a civil investigation regarding allegations that Cephalon marketed TREANDA off-label for the first-line treatment of indolent non-Hodgkins lymphoma.  We are complying with this request and intend to cooperate fully.

DURASOLV

In the third quarter of 2007, the U.S. Patent and Trademark Office (“PTO”) notified us that, in response to re-examination petitions filed by a third party, the Examiner rejected the claims in the two U.S. patents for our DURASOLV ODT technology. We disagree with the Examiner’s position, and we filed notices of appeal to the Board of Patent Appeals of the PTO’s decisions in the fourth quarter of 2007 regarding one patent and in the second quarter of 2008 regarding the second patent. In September 2009, the Board affirmed the Examiner’s position with respect to the first of the DURASOLV patents. We requested reconsideration of that decision, and in March 2011, the Board reversed the Examiner’s rejections on both DURASOLV patents.  The Board entered new grounds of rejection and afforded us the opportunity to reopen prosecution with the Examiner, and in June 2011, we proceeded with reopening the prosecution.  Due to the nature of the re-examination process, there can be no assurance that these efforts will be successful. Invalidity of the DURASOLV patents could reduce our ability to enter into new contracts with regard to our drug delivery business.

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

Other Commitments

We have committed to make potential future “milestone” payments to third parties as part of our in-licensing and development programs primarily in the area of research and development agreements.  Payments generally become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones.  Because the achievement of these milestones is neither probable nor reasonably estimable, we have not recorded a liability on our consolidated balance sheet for any such contingencies, with the exception of the contingent consideration recorded upon an acquisition when appropriate. As of June 30, 2011, the potential milestone, option exercise payments and other contingency payments due under current contractual agreements are $3.4 billion, excluding amounts recognized as liabilities on our consolidated balance sheet of $236.7 million.  As of June 30, 2011, we have not accrued $29.5 million in fees related to the closing of the Merger Agreement with Teva, as these fees are contingent on the closing of the acquisition.  In addition, there are financial obligations to board members, executives and other employees that have not been accrued as these payments are contingent on closing of the acquisition.

14.  STOCK-BASED COMPENSATION

Total stock-based compensation expense recognized in the consolidated statement of operations is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Stock option expense	$6,590	$7,610	$9,420	$12,080
Restricted stock unit expense	4,490	5,190	7,530	9,550
Total stock-based compensation expense*	11,080	12,800	16,950	21,630

Total stock-based compensation expense after-tax	$7,396	$8,614	$11,407	$14,427

*For the three and six months ended June 30, 2011 and 2010 total stock-based compensation is allocated 4% to cost of sales, 38% to research and development and 58% to selling, general and administrative expenses based on the employees’ compensation allocation between these line items.

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

The net cost for pension benefit plans consisted of the following components:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Service cost	$1,466	$1,134	$2,830	$1,334
Interest cost	858	774	1,657	888
Expected return on plan assets	(789)	(565)	(1,517)	(565)
Amortization of prior service credit	(5)	(20)	(11)	(41)
Amortization of net (gain) loss	(33)	—	(64)	—
Net periodic benefit cost	$1,497	$1,323	$2,895	$1,616

Through June 30, 2011, contributions of $1.7 million have been made to all international pension plans and we anticipate additional contributions during the remainder of 2011 to total approximately $2.4 million.

16.  INCOME TAXES

For the three months ended June 30, 2011, we recognized $83.1 million of income tax expense on income before income taxes of $198.3 million, resulting in an overall effective tax rate of 41.9 percent.  For the three months ended June 30,

2010, we recognized $63.3 million of income tax expense on income before income taxes of $155.6 million, resulting in an overall effective tax rate of 40.6 percent. For the three months ended June 30, 2011, the effective tax rate of 41.9 percent included the impact of a pre-tax charge of $22.1 million related to the change in fair value of a free-standing derivative instrument for which no tax benefit was recorded.

For the six months ended June 30, 2011, we recognized $185.8 million of income tax expense on income before income taxes of $512.6 million, resulting in an overall effective tax rate of 36.2 percent.  For the six months ended June 30, 2010, we recognized $111.6 million of income tax expense on income before income taxes of $304.3 million, resulting in an overall effective tax rate of 36.7 percent.  During the first and second quarter of 2011, respectively, we recognized $22.1 million and $4.1 million of deferred tax assets related to 2010 acquisitions of non-controlling interest.

The Internal Revenue Service (“IRS”) concluded their examination of Cephalon, Inc.’s 2006 and 2007 U.S. federal income tax returns during 2010.  IRS examinations of the 2008 and 2009 tax years began in July 2011. We remain open for examination by the IRS for 2010.  In other significant foreign jurisdictions, the tax years that remains open for potential examination range from 2001 to 2010.  We do not believe at this time that the results of these examinations will have a material impact on our financial statements.

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

17.  EARNINGS PER SHARE (“EPS”)

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

The number of shares included in the diluted EPS calculation for the convertible subordinated notes and warrants is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Average market price per share of Cephalon stock	$78.67	$61.73	$68.89	$64.53

Shares included in diluted EPS calculation (in thousands):
2.0% Notes	7,136	4,275	5,656	4,852
2.5% Notes	891	—	—	—
2010 Notes	—	296	—	438
Warrants related to 2.0% Notes	2,399	—	247	—
Warrants related to 2.5% Notes	—	—	—	—
Warrants related to New Zero Coupon Notes	—	—	—	—
Other	—	1	—	1
Total	10,426	4,572	5,903	5,291

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted income per common share:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic income per common share computation:
Numerator:
Net income used for basic income per common share	$118,175	$89,064	$329,263	$199,629

Denominator (in thousands):
Weighted average shares used for basic income per common share	76,679	75,192	76,213	75,092

Basic income per common share	$1.54	$1.18	$4.32	$2.66

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Diluted income per common share computation:
Numerator:
Net income used for basic income per common share	$118,175	$89,064	$329,263	$199,629

Denominator (in thousands):
Weighted average shares used for diluted income per common share	76,679	75,192	76,213	75,092
Effect of dilutive securities:
Convertible subordinated notes and warrants	10,426	4,572	5,903	5,291
Employee stock options and restricted stock units	1,198	743	755	840
Weighted average shares used for diluted income per common share	88,303	80,507	82,871	81,223

Diluted income per common share	$1.34	$1.11	$3.97	$2.46

The following reconciliation shows the shares excluded from the calculation of diluted income per common share as the inclusion of such shares would be anti-dilutive:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Weighted average shares excluded (in thousands):
Convertible subordinated notes and warrants	24,805	28,218	24,805	28,277
Employee stock options	1,049	4,799	3,786	4,825
	25,854	33,017	28,591	33,102

18. SEGMENT AND SUBSIDIARY INFORMATION

Revenues for the three months ended June 30:

	Three Months Ended
	June 30,
	2011			2010^
	United States	Europe	Total	United States	Europe	Total
Sales:
CNS
Proprietary CNS
PROVIGIL*	$237,684	$13,462	$251,146	$268,550	$16,280	$284,830
NUVIGIL	58,576	—	58,576	40,968	—	40,968
GABITRIL	8,765	1,165	9,930	11,118	1,024	12,142
Other Proprietary CNS	—	2,608	2,608	—	2,652	2,652
Generic CNS	—	9,990	9,990	—	8,574	8,574
CNS	305,025	27,225	332,250	320,636	28,530	349,166

Pain
Proprietary Pain
FENTORA**	41,910	9,516	51,426	38,861	5,661	44,522
Other Proprietary Pain	—	—	—	—	49	49
Generic Pain
ACTIQ	14,607	15,387	29,994	14,471	14,067	28,538
Generic OTFC	6,015	—	6,015	11,535	—	11,535
AMRIX	13,554	—	13,554	28,548	—	28,548
Generic AMRIX	11,420	—	11,420	—	—	—
Other Generic Pain	—	28,224	28,224	—	21,556	21,556
Pain	87,506	53,127	140,633	93,415	41,333	134,748

Oncology
Proprietary Oncology
TREANDA	125,847	—	125,847	99,732	—	99,732
Other Proprietary Oncology	5,017	21,699	26,716	6,253	18,769	25,022
Generic Oncology	—	6,188	6,188	—	5,704	5,704
Oncology	130,864	27,887	158,751	105,985	24,473	130,458

Other
Other Proprietary	4,726	1,804	6,530	2,883	1,754	4,637
Other Generic	4,536	87,400	91,936	3,058	90,368	93,426
Other	9,262	89,204	98,466	5,941	92,122	98,063
Total Net Sales	532,657	197,443	730,100	525,977	186,458	712,435
Other Revenue	7,170	993	8,163	12,345	2,130	14,475
Total External Revenues	539,827	198,436	738,263	538,322	188,588	726,910
Inter-Segment Revenues	7,028	2,341	9,369	6,417	6	6,423
Elimination of Inter-Segment Revenues	(7,028)	(2,341)	(9,369)	(6,417)	(6)	(6,423)
Total Revenues	$539,827	$198,436	$738,263	$538,322	$188,588	$726,910

	Six Months Ended
	June 30,
	2011			2010^
	United States	Europe	Total	United States	Europe	Total
Sales:
CNS
Proprietary CNS
PROVIGIL*	$481,027	$28,515	$509,542	$513,151	$34,130	$547,281
NUVIGIL	110,608	—	110,608	75,890	—	75,890
GABITRIL	19,803	2,254	22,057	19,417	2,486	21,903
Other Proprietary CNS	—	4,961	4,961	—	5,658	5,658
Generic CNS	—	19,765	19,765	—	10,885	10,885
CNS	611,438	55,495	666,933	608,458	53,159	661,617

Pain
Proprietary Pain
FENTORA**	80,953	16,874	97,827	77,341	9,390	86,731
Other Proprietary Pain	—	61	61	—	108	108
Generic Pain
ACTIQ	30,093	28,056	58,149	29,411	32,558	61,969
Generic OTFC	15,038	—	15,038	24,314	—	24,314
AMRIX	36,586	—	36,586	53,683	—	53,683
Generic Amrix	11,420	—	11,420	—	—	—
Other Generic Pain	—	52,090	52,090	—	23,698	23,698
Pain	174,090	97,081	271,171	184,749	65,754	250,503

Oncology
Proprietary Oncology
TREANDA	243,572	—	243,572	180,989	—	180,989
Other Proprietary Oncology	10,520	41,433	51,953	10,808	38,960	49,768
Generic Oncology	—	12,366	12,366	—	9,858	9,858
Oncology	254,092	53,799	307,891	191,797	48,818	240,615

Other
Other Proprietary	10,731	4,018	14,749	8,247	1,754	10,001
Other Generic	11,687	193,671	205,358	7,154	119,226	126,380
Other	22,418	197,689	220,107	15,401	120,980	136,381
Total Net Sales	1,062,038	404,064	1,466,102	1,000,405	288,711	1,289,116
Other Revenue	14,853	2,421	17,274	28,129	6,250	34,379
Total External Revenues	1,076,891	406,485	1,483,376	1,028,534	294,961	1,323,495
Inter-Segment Revenues	12,289	2,429	14,718	15,336	6	15,342
Elimination of Inter-Segment Revenues	(12,289)	(2,429)	(14,718)	(15,336)	(6)	(15,342)
Total Revenues	$1,076,891	$406,485	$1,483,376	$1,028,534	$294,961	$1,323,495

^ Certain reclassifications of prior year amounts have been made to conform to current year presentation.

Europe- Primarily Europe, Middle East and Africa.

Proprietary products are products which are sold under patent coverage.

Generic products are products sold without patent coverage in the primary sales territory.

Patent coverage may exist in other territories.

* Marketed under the name MODIODAL® (modafinil) in France and under the name VIGIL® (modafinil) in Germany.

** Marketed under the name EFFENTORA® (fentanyl buccal tablet) in Europe.

Income (loss) before income taxes for the period ended June 30:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

United States	$202,364	$156,188	$520,259	$298,030
Europe	(4,083)	(541)	(7,637)	6,265
Total	$198,281	$155,647	$512,622	$304,295

Total assets:

	June 30,	December 31,
	2011	2010

United States	$3,963,015	$3,297,595
Europe	1,790,071	1,594,238
Total	$5,753,086	$4,891,833

Revenues and income (loss) before income taxes are attributed to geographic areas based on customer location. Income (loss) before income taxes exclude inter-segment transactions.

19.  SUBSEQUENT EVENTS

Cephalon Shareholder Approval of Teva Transaction

On July 14, 2011, our stockholders voted to approve the Teva Pharmaceutical Industries Ltd. proposal to acquire Cephalon for $81.50 per share in cash, or a total enterprise value of approximately $6.8 billion.  The transaction remains under review by the U.S. Federal Trade Commission and the European Commission. Cephalon and Teva continue to operate as two independent companies pending those clearances.

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

EXECUTIVE SUMMARY

Cephalon is a global biopharmaceutical company dedicated to discovering, developing and bringing to market medications to improve the quality of life of individuals around the world. Since its inception in 1987, Cephalon’s strategy is to bring first-in-class and best-in-class medicines to patients in several therapeutic areas, with a particular focus on central nervous system (“CNS”) disorders, pain, oncology, inflammatory disease and regenerative medicine.  In addition to conducting an active research and development program, we market numerous branded and generic products around the world.  In total, Cephalon sells more than 180 products in more than 100 countries.  Consistent with our core therapeutic areas, we have aligned our approximately 700 person U.S. field sales and sales management teams by area.  We have a sales and marketing organization numbering approximately 645 persons that supports our presence throughout Europe, the Middle East and Africa.  For the six months ended June 30, 2011, our total revenues and net income attributable to Cephalon, Inc. were $1.5 billion and $329.3 million, respectively.  Our revenues from U.S. and European operations are detailed in Note 18 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In early May 2011, we announced together with Teva Pharmaceutical Industries Ltd. (“Teva”) that our companies’ respective Boards of Directors have unanimously approved an Agreement and a Plan of Merger (the “Merger Agreement”) under which Teva will acquire all of the outstanding shares of Cephalon for $81.50 per share in cash.  The transaction, which is not conditioned on financing, is subject to the satisfaction of customary closing conditions, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and clearance by the European Commission under the EC Merger Regulation, as well as the approval of Cephalon stockholders.  In July 2011, at a special meeting of our stockholders, our stockholders approved the proposed merger with Teva.  The transaction is expected to be completed in October 2011.

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

During 2011, we completed certain transactions intended to build a portfolio of marketed and potential products, including the:

•                  purchase of additional equity interest in Mesoblast, an Australian public company, related to our strategic alliance to develop and commercialize novel adult MPC therapeutics for degenerative conditions of the cardiovascular and central nervous systems and for augmenting hematopoietic stem cell transplantation in cancer patients;

•                  acquisition of ChemGenex, an Australian-based oncology focused biopharmaceutical company that plans to submit a New Drug Application to the U.S. Food and Drug Administration for OMAPRO (omacetaxine) for the treatment of CML patients who have failed two or more TKIs;

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

As a biopharmaceutical company, we are or may become a party to litigation in the ordinary course of our business, including, among others, matters alleging, product liability, patent or other intellectual property rights infringement, patent invalidity or breach of commercial contract.  In particular, our future success is highly dependent on obtaining and maintaining patent protection or regulatory exclusivity for our products and technology.  In that regard, we are currently engaged in lawsuits with respect to generic company challenges to the validity and/or enforceability of our patents covering AMRIX, FENTORA, PROVIGIL and NUVIGIL.  We intend to vigorously defend the validity, and prevent infringement, of our patents.  The loss of patent protection or regulatory exclusivity on any of our existing products, whether by third-party challenge, invalidation, circumvention, license or expiration, could materially impact our results of operations.  We are also engaged in litigation with the FTC and various private plaintiffs, including proposed class actions, regarding our PROVIGIL patent settlement agreements with certain generic pharmaceutical companies.  We believe the FTC and private complaints are without merit.  While we intend to vigorously defend ourselves in our patent and FTC litigations, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.  For more information regarding the legal proceedings described in this Overview and others, please see Note 13 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

For additional information regarding our product revenues, other revenues and geographic areas in which we operate, see  Note 18 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

(In thousands)

Three months ended June 30, 2011 compared to three months ended June 30, 2010:

							%
	Three Months Ended						Increase
	June 30,						(Decrease)
	2011			2010^			United
	United States	Europe	Total	United States	Europe	Total	States	Europe	Total
Sales:
CNS
Proprietary CNS
PROVIGIL*	$237,684	$13,462	$251,146	$268,550	$16,280	$284,830	(11)%	(17)%	(12)%
NUVIGIL	58,576	—	58,576	40,968	—	40,968	43	—	43
GABITRIL	8,765	1,165	9,930	11,118	1,024	12,142	(21)	14	(18)
Other Proprietary CNS	—	2,608	2,608	—	2,652	2,652	—	(2)	(2)
Generic CNS	—	9,990	9,990	—	8,574	8,574	—	17	17
CNS	305,025	27,225	332,250	320,636	28,530	349,166	(5)	(5)	(5)

Pain
Proprietary Pain
FENTORA**	41,910	9,516	51,426	38,861	5,661	44,522	8	68	16
Other Proprietary Pain	—	—	—	—	49	49	—	(100)	(100)
Generic Pain
ACTIQ	14,607	15,387	29,994	14,471	14,067	28,538	1	9	5
Generic OTFC	6,015	—	6,015	11,535	—	11,535	(48)	—	(48)
AMRIX	13,554	—	13,554	28,548	—	28,548	(53)	—	(53)
Generic Amrix	11,420	—	11,420	—	—	—	100	—	100
Other Generic Pain	—	28,224	28,224	—	21,556	21,556	—	31	31
Pain	87,506	53,127	140,633	93,415	41,333	134,748	(6)	29	4

Oncology
Proprietary Oncology
TREANDA	125,847	—	125,847	99,732	—	99,732	26	—	26
Other Proprietary Oncology	5,017	21,699	26,716	6,253	18,769	25,022	(20)	16	7
Generic Oncology	—	6,188	6,188	—	5,704	5,704	—	8	8
Oncology	130,864	27,887	158,751	105,985	24,473	130,458	23	14	22

Other
Other Proprietary	4,726	1,804	6,530	2,883	1,754	4,637	64	3	41
Other Generic	4,536	87,400	91,936	3,058	90,368	93,426	48	(3)	(2)
Other	9,262	89,204	98,466	5,941	92,122	98,063	56	(3)	0

Total Net Sales	532,657	197,443	730,100	525,977	186,458	712,435	1	6	2
Other Revenue	7,170	993	8,163	12,345	2,130	14,475	(42)	(53)	(44)
Total Revenues	$539,827	$198,436	$738,263	$538,322	$188,588	$726,910	—%	5%	2%

^ Certain reclassification of prior year amounts have been made to conform to current year presentation.

Europe- Primarily Europe, Middle East and Africa

Proprietary products are products which are sold under patent coverage.

Generic products are products sold without patent coverage in the primary sales territory. Patent coverage may exist in other territories.

* Marketed under the name MODIODAL® (modafinil) in France and under the name VIGIL® (modafinil) in Germany.

** Marketed under the name EFFENTORA® (fentanyl buccal tablet) in Europe.

					% Increase
	Three months ended			% Increase	(Decrease) due to	% Increase
	June 30,		% Increase	(Decrease) due to	Mergers &	(Decrease) due
Total net sales:	2011	2010	(Decrease)	Currency	Acquisitions	to Operations
United States	$532,657	$525,977	1%	—%	—%	1%
Europe	197,443	186,458	6%	15%	—%	(9)%
	$730,100	$712,435	2%	4%	—%	(2)%

Net sales- In the United States, we sell our proprietary products to pharmaceutical wholesalers, the largest three of which accounted for 68% of our total consolidated gross sales for the three months ended June 30, 2011.  Decisions made by these wholesalers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) can materially affect the level of our sales in any particular period and thus may not necessarily correlate to the number of prescriptions written for our products as reported by IMS Health Incorporated.

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

As of June 30, 2011, we received information from substantially all of our U.S. wholesaler customers about the levels of inventory they held for our U.S. branded products. Based on this information, which we have not independently verified, we believe that total inventory held at these wholesalers is approximately two to three weeks supply of our U.S. branded products at our current sales levels, except for AMRIX.  The loss of U.S. patent exclusivity for AMRIX and the subsequent launch of generic AMRIX are expected to significantly decrease the net sales levels of AMRIX in the coming months.  As of our most recent retail inventory survey in June 2011, our generic OTFC inventory held at wholesalers and retailers is approximately three to four months. We do not expect that potential future fluctuations in inventory levels of generic OTFC held by retailers will have a significant impact on our financial position and results of operations.

For the three months ended June 30, 2011, in addition to the factors addressed below, net sales were also impacted by changes in the product sales allowances deducted from gross sales as described further below and by changes in the relative levels of the number of units of inventory held at wholesalers and retailers.  Changes in foreign exchange rates versus the U.S. dollar caused an increase of approximately $27.7 million in European net sales as compared to the three months ended June 30, 2010. The other key factors that contributed to the increase in sales, period to period, are summarized by therapeutic area as follows:

•                  In CNS, net sales decreased 5 percent. U.S. results for our CNS products reflect pricing increases in May 2011 and 2010 and an additional PROVIGIL price increase in January 2011.  NUVIGIL was launched in June 2009 and the 43% increase in NUVIGIL net sales is due to promotional efforts and the increased acceptance of NUVIGIL.  For both PROVIGIL and GABITRIL, which are non-promoted products, price increases were offset by declines in unit sales.  The PROVIGIL decline in unit sales is further due to the introduction of NUVIGIL and the transition of our marketing support from PROVIGIL to NUVIGIL.  For the three months ended June 30, 2011 NUVIGIL represented 43% of the combined NUVIGIL/PROVIGIL prescriptions in the U.S.  Europe net sales of PROVIGIL decreased 17% due to lower prices and lower sales volumes.   Generic CNS sales increased as a result of strong sales of Mepha products in Switzerland.

•                  In Pain, net sales increased 4 percent.  Net sales increased primarily due to the introduction of FENTORA into several European territories, increases in generic Pain sales in Europe and US pricing increases period over period. Net sales of our pain products have been negatively impacted by a 13% decline in the rapid onset opioid market.  Sales of FENTORA benefited from pricing increases in the U.S. in May 2010 and May 2011. We lost our U.S. patent exclusivity for AMRIX in May 2011 as a result of a court decision.  The subsequent launch of generic AMRIX by both us and a competitor resulted in a decrease in sales of branded AMRIX.  We expect AMRIX sales to decrease in the coming months.  ACTIQ sales benefited from pricing increases in May 2011 and May and October 2010.   Net sales increases due to pricing for AMRIX and ACTIQ in the U.S. were offset by declining unit sales resulting from market share loss to generic competition.  In Europe, other generic pain sales increased primarily due to favorable exchange rates.

•                  In Oncology, net sales increased 22 percent. This increase was attributable to increased acceptance of TREANDA, which also benefited from a price increase in February 2011.

•                  Other generic net sales decreased 2% due to lower sales in advance of government mandated price decreases in Switzerland, effective July 1, 2011.

Other Revenues—The decrease of 44% from period to period is primarily due to a decline in license royalties earned by Cephalon Australia.

Analysis of gross sales to net sales—The following table presents the product sales allowances deducted from gross sales to arrive at a net sales figure:

	Three Months Ended
	June 30,
	2011	2010	Change	% Change
Gross sales	$848,593	$815,325	$33,268	4%
Product sales allowances:
Prompt payment discounts	12,834	12,485	349	3
Wholesaler discounts	7,782	2,497	5,285	212
Returns	13,692	9,471	4,221	45
Coupons	12,103	12,621	(518)	(4)
Medicaid discounts	16,234	16,712	(478)	(3)
Managed care and governmental contracts	55,848	49,104	6,744	14
	118,493	102,890	15,603	15
Net sales	$730,100	$712,435	$17,665	2%
Product sales allowances as a percentage of gross sales	14%	13%

Prompt payment discounts increased for the quarter ended June 30, 2011 as compared to the quarter ended June 30, 2010 due to the increase in U.S. net sales. Wholesaler discounts increased as price increases produced fewer wholesaler credits to offset wholesaler discounts in 2011 than in 2010.  Coupons decreased period over period as a result of decreased utilization for the AMRIX coupon programs during the quarter and the termination of the AMRIX coupon program in July 2011.

Returns increased as a result of an increase to the returns reserves for AMRIX as a response to the loss of patent exclusivity and subsequent generic competition and an increase in the returns rates for PROVIGIL.

Medicaid discounts decreased for the quarter ended June 30, 2011 as compared to the quarter ended June 30, 2010 due to lower utilization partially offset by higher rebate rates.  Managed care and governmental contracts increased for the quarter ended June 30, 2011 as compared to the quarter ended June 30, 2010 due to increases in Federal Chargebacks from increases in sales of PROVIGIL and TREANDA and an increase in our DOD Tricare expense. In the future, we expect product sales allowances as a percentage of gross sales to trend upward due to the impact of price increases on Medicaid discounts and the effect of the recently-enacted U.S. health care reform law.

	Three Months Ended
	June 30,
	2011	2010	Change	% Change
Cost of sales	$123,667	$170,739	$(47,072)	(28)%
Research and development	134,851	101,261	33,590	33
Selling, general and administrative	276,068	258,468	17,600	7
Change in fair value of contingent consideration	2,600	—	2,600	100
Restructuring charges	4,279	4,581	(302)	(7)
Impairment and (gain) loss on sale of assets	48,408	—	48,408	100
	$589,873	$535,049	$54,824	10%

Cost of Sales—The cost of sales was 17% of net sales for the three months ended June 30, 2011 and 24% of net sales for the three months ended June 30, 2010.  The decrease in cost of sales for the three months ended June 30, 2011 is primarily due to the reversal of a $27.8 million royalty accrual related to AMRIX sales milestones that are no longer expected to be payable. Changes in foreign exchange rates versus the U.S. dollar caused an increase of approximately 7% or $15.2 million in European expenses as compared to the three months ended June 30, 2010. For the three months ended June 30, 2011 and 2010, we recognized $26.9 million and $32.2 million of amortization expense included in cost of sales, respectively. We recorded accelerated depreciation charges of $5.5 million in cost of sales in the first quarter of 2010.

Research and Development Expenses—Research and development expenses increased $33.6 million, or 33%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, due to increased clinical trial activity.

Changes in foreign exchange rates versus the U.S. dollar caused an increase of approximately 11% or $2.1 million in European expenses as compared to the three months ended June 30, 2010. For the three months ended June 30, 2011 and 2010, we recognized $5.8 million and $6.2 million of depreciation expense included in research and development expenses, respectively.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $17.6 million, or 7% for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, primarily due to costs related to the unsolicited proposal we received from Valeant Pharmaceuticals International and the Agreement and Plan of Merger with Teva Pharmaceutical Industries Ltd., along with costs associated with recent acquisitions.  Changes in foreign exchange rates versus the U.S. dollar caused an increase of approximately 12% or $11.0 million in European expenses as compared to the three months ended June 30, 2010.  For the three months ended June 30, 2011 and 2009, we recognized $7.6 million and $8.0 million of depreciation expense included in selling, general and administrative expenses, respectively.

Change in fair value of contingent consideration— For the three months ended June 30, 2011, we recorded a $2.6 million charge for the change in fair value on Ception, BioAssets and Gemin X contingent consideration. Changes in fair value during the second quarter reflect changes in our risk adjusted discount rate and accretion related to the passage of time as development work towards the achievement of the milestones progresses.

Restructuring charges—For the three months ended June 30, 2011 and 2010, we recorded $4.3 million and $4.6 million, respectively, related to our restructuring plan to consolidate certain manufacturing and research and development activities primarily within our U.S. locations.  These charges primarily consist of costs associated with the transfer of technology, severance for employees who have or are expected to be terminated as a result of this restructuring plan.  For additional information, see Note 3 of the Consolidated Financial Statements included in Part I, Item 1 of this Report.

Impairment and (gain) loss on sale of assets— For the three months ended June 30, 2011, we recorded $43.3 million related to impairments associated with AMRIX and Mepha product rights and $5.2 million related to the impairment of Mepha in-process research and development. For additional information, see Note 11 of the Consolidated Financial Statements included in Part I, Item 1 of this report.

	Three months ended
	June 30,
	2011	2010	Change	% Change
Interest income	$1,253	$1,300	$(47)	(4)%
Interest expense	(24,475)	(28,182)	3,707	(13)
Change in fair value of investments	99,473	—	99,473	100
Other income (expense), net	(26,360)	(9,332)	(17,028)	182
	$49,891	$(36,214)	$86,105	(238)%

Other Income (Expense)—Other income (expense) increased $86.1 million, or 238%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The change was attributable to the following factors:

•                  a $3.7 million decrease in interest expense due to the redemption of the Zero Coupon Notes in June 2010;

•                  a $99.5 million increase in the fair value of our investments primarily due to

•                  the $91.2 million increase in fair value of our Mesoblast investment for which we have elected the fair value option and the investees stock prices have increased since the date of our investment; and

•                  the $8.3 million increase in the fair value of our ChemGenex investment and purchase option; and

•                  a $17.0 million increase in other expense due to the recognition of $22.1 million of expense for the change in the value of our letter agreement derivative instrument offset by the effect of foreign exchange forward and option gains and losses in 2011 and foreign exchange gains in 2010 as a result of fluctuations in European currencies during those reporting periods.

	Three Months Ended
	June 30,
	2011	2010	Change	% Change
Income tax expense	$83,089	$63,254	$19,835	31%

Income Taxes— For the three months ended June 30, 2011, we recognized $83.1million of income tax expense on income before income taxes of $198.3 million, resulting in an overall effective tax rate of 41.9 percent. This compared to income tax expense for the three months ended June 30, 2010 of $63.3 million on income before income taxes of $155.6 million, resulting in an effective tax rate of 40.6 percent.

For the three months ended June 30, 2011, the effective tax rate of 41.9 percent included the impact of a pre-tax charge of $22.1 million related to the change in fair value of a free-standing derivative instrument for which no tax benefit was recorded.  For the three months ended June 30, 2010, the effective tax rate of 40.6% excludes certain benefits for 2010 U.S. federal research and development credits.

	Three Months Ended
	June 30,
	2011	2010	Change	% Change
Net loss attributable to noncontrolling interest	$2,983	$(3,329)	$6,312	(190)%

Noncontrolling Interest- For the three months ended June 30, 2011, we recorded a loss attributable to noncontrolling interest of $3.0 million related to our investment in Alba and Mepha Pharma AG. For the three months ended June 30, 2010, we recorded income attributable to noncontrolling interest of $3.3 million, related to our investment in BDC, pre-acquisition Ception and Mepha Pharma AG.  BDC and Ception became wholly owned subsidiaries in November and April 2010, respectively.

Six months ended June 30, 2011 compared to six months ended June 30, 2010:

							%
	Six Months Ended						Increase
	June 30,						(Decrease)
	2011			2010^			United
	United States	Europe	Total	United States	Europe	Total	States	Europe	Total
Sales:
CNS
Proprietary CNS
PROVIGIL*	$481,027	$28,515	$509,542	$513,151	$34,130	$547,281	(6)%	(16)%	(7)%
NUVIGIL	110,608	—	110,608	75,890	—	75,890	46	—	46
GABITRIL	19,803	2,254	22,057	19,417	2,486	21,903	2	(9)	1
Other Proprietary CNS	—	4,961	4,961	—	5,658	5,658	—	(12)	(12)
Generic CNS	—	19,765	19,765	—	10,885	10,885	—	82	82
CNS	611,438	55,495	666,933	608,458	53,159	661,617	0	4	1

Pain
Proprietary Pain
FENTORA**	80,953	16,874	97,827	77,341	9,390	86,731	5	80	13
Other Proprietary Pain	—	61	61	—	108	108	—	(44)	(44)
Generic Pain
ACTIQ	30,093	28,056	58,149	29,411	32,558	61,969	2	(14)	(6)
Generic OTFC	15,038	—	15,038	24,314	—	24,314	(38)	—	(38)
AMRIX	36,586	—	36,586	53,683	—	53,683	(32)	—	(32)
Generic Amrix	11,420	—	11,420	—	—	—	100	—	100
Other Generic Pain	—	52,090	52,090	—	23,698	23,698	—	120	120
Pain	174,090	97,081	271,171	184,749	65,754	250,503	(6)	48	8

Oncology
Proprietary Oncology
TREANDA	243,572	—	243,572	180,989	—	180,989	35	—	35
Other Proprietary Oncology	10,520	41,433	51,953	10,808	38,960	49,768	(3)	6	4
Generic Oncology	—	12,366	12,366	—	9,858	9,858	—	25	25
Oncology	254,092	53,799	307,891	191,797	48,818	240,615	32	10	28

Other
Other Proprietary	10,731	4,018	14,749	8,247	1,754	10,001	30	129	47
Other Generic	11,687	193,671	205,358	7,154	119,226	126,380	63	62	62
Other	22,418	197,689	220,107	15,401	120,980	136,381	46	63	61

Total Net Sales	1,062,038	404,064	1,466,102	1,000,405	288,711	1,289,116	6	40	14
Other Revenue	14,853	2,421	17,274	28,129	6,250	34,379	(47)	(61)	(50)
Total Revenues	$1,076,891	$406,485	$1,483,376	$1,028,534	$294,961	$1,323,495	5%	38%	12%

^ Certain reclassification of prior year amounts have been made to conform to current year presentation.

Europe- Primarily Europe, Middle East and Africa

Proprietary products are products which are sold under patent coverage.

Generic products are products sold without patent coverage in the primary sales territory. Patent coverage may exist in other territories.

* Marketed under the name MODIODAL® (modafinil) in France and under the name VIGIL® (modafinil) in Germany.

** Marketed under the name EFFENTORA® (fentanyl buccal tablet) in Europe.

					% Increase
	Six months ended			% Increase	(Decrease) due to	% Increase
	June 30,		% Increase	(Decrease) due to	Mergers &	(Decrease) due
Total net sales:	2011	2010	(Decrease)	Currency	Acquisitions	to Operations
United States	$1,062,038	$1,000,405	6%	—%	—%	6%
Europe	404,064	288,711	40%	8%	38%	(6)%
	$1,466,102	$1,289,116	14%	2%	8%	4%

Net sales- For the six months ended June 30, 2011, in addition to the factors addressed below, net sales were also impacted by changes in the product sales allowances deducted from gross sales as described further below and by changes in the relative levels of the number of units of inventory held at wholesalers and retailers.  Changes in foreign exchange rates versus the U.S. dollar caused an increase of approximately $24.3 million in European net sales as compared to the six months ended June 30, 2010. The other key factors that contributed to the increase in sales, period to period, are summarized by therapeutic area as follows:

•                  In CNS, net sales increased 1 percent. U.S. results for our CNS products reflect pricing increases in May 2011 and 2010 and a PROVIGIL price increase in January 2011.  NUVIGIL was launched in June 2009 and the 46% increase in net sales is due to promotional efforts and the increased acceptance of NUVIGIL.  For both PROVIGIL and GABITRIL, which are non-promoted products, price increases were offset by declines in unit sales.  The PROVIGIL decline in unit sales is further due to the introduction of NUVIGIL and the transition of our marketing support from PROVIGIL to NUVIGIL.  For the six months ended June 30, 2011 NUVIGIL represented 42% of the combined NUVIGIL/PROVIGIL prescriptions in the U.S.  Europe net sales of PROVIGIL decreased 16% due to lower prices and lower sales volumes.  Generic CNS sales increased as a result of the inclusion of Mepha products for six months in 2011 as compared to three months in 2010.

•                  In Pain, net sales increased 8 percent.  Net sales increased primarily due to the inclusion of Mepha products for six months in 2011 as compared to three months in 2010, the introduction of FENTORA into several European territories, increases in generic Pain sales in Europe and U.S. pricing increases period over period. Net sales of our pain products have been negatively impacted by a 15% decline in the rapid onset opioid market.  Sales of FENTORA and AMRIX benefited from pricing increases in the U.S. in May 2010, and FENTORA further benefited from a May 2011 price increase while AMRIX further benefited from a January 2011 price increase. We lost our U.S. patent exclusivity for AMRIX in May 2011 as a result of a court decision.  The subsequent launch of generic AMRIX by both us and a competitor resulted in a decrease in sales of branded AMRIX.  We expect AMRIX sales to decrease in the coming months.  ACTIQ sales benefited from pricing increases in May 2011 and May and October 2010.   Net sales increases due to pricing for AMRIX and ACTIQ in the U.S. were offset by declining unit sales specifically resulting from market share loss to generic competition.  In Europe, ACTIQ sales declined as a result of declining sales volumes and price reductions.

•                  In Oncology, net sales increased 28 percent. This increase was attributable to increased acceptance of TREANDA, which also benefited from price increases in February 2011.  Generic oncology sales increased as a result of the inclusion of Mepha products for six months in 2011 as compared to three months in 2010.

•                  Other generic net sales increased 62% primarily due to the inclusion of Mepha product net sales of $132.2 million for six months in 2011 as compared to $62.0 million for three months in 2010.

Other Revenues—The decrease of 50% from period to period is primarily due to a decline in license royalties earned by Cephalon Australia, offset by revenues earned from VOGALENE/VOGALIB.

Analysis of gross sales to net sales—The following table presents the product sales allowances deducted from gross sales to arrive at a net sales figure:

	Six Months Ended
	June 30,
	2011	2010	Change	% Change
Gross sales	$1,685,446	$1,472,375	$213,071	14%
Product sales allowances:
Prompt payment discounts	25,218	23,639	1,579	7
Wholesaler discounts	19,101	6,323	12,778	202
Returns	10,273	21,144	(10,871)	(51)
Coupons	25,454	20,280	5,174	26
Medicaid discounts	37,041	30,302	6,739	22
Managed care and governmental contracts	102,257	81,571	20,686	25
	219,344	183,259	36,085	20
Net sales	$1,466,102	$1,289,116	$176,986	14%
Product sales allowances as a percentage of gross sales	13%	12%

Prompt payment discounts increased for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 due to the increase in U.S. net sales. Wholesaler discounts increased as price increases produced fewer wholesaler credits to offset wholesaler discounts in 2011 than in 2010.  Coupons increased period over period as a result of increased utilization for the NUVIGIL and AMRIX coupon programs during the period offset by the termination of the AMRIX coupon program in July 2011.

In January 2011, we discontinued the 100 count bottles of PROVIGIL and the 60 count bottles of NUVIGIL and replaced them with new 30 count bottles.  We expected that this change reduced inventory levels in both the wholesale and retail supply chain and therefore reduced our exposure to returns.  In addition, historical actual returns experience for these products have been trending more favorably than our reserve estimates.  Combined, these factors resulted in a reduction of our returns reserve and returns accrual rate for these products in the first half of 2011. This reduction was offset by an increase to the returns reserves for AMRIX as a response to the loss of patent exclusivity and subsequent generic competition and an increase in the returns rates for PROVIGIL in the second quarter of 2011.

Medicaid discounts increased for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 due to higher rebate rates for certain of our products resulting from product price increases in January, February and May 2011 and May 2010. Managed care and governmental contracts increased for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 due to increases in Federal Chargebacks from increases in sales of PROVIGIL and TREANDA and an increase in our DOD Tricare expense. In the future, we expect product sales allowances as a percentage of gross sales to trend upward due to the impact of price increases on Medicaid discounts and the effect of the recently-enacted U.S. health care reform law.

	Six Months Ended
	June 30,
	2011	2010	Change	% Change
Cost of sales	$281,650	$275,782	$5,868	2%
Research and development	257,164	206,638	50,526	24
Selling, general and administrative	526,754	463,109	63,645	14
Change in fair value of contingent consideration	4,401	—	4,401	100
Restructuring charges	5,137	5,325	(188)	(4)
Acquired in-process research and development	30,000	—	30,000	100
Impairment and (gain) loss on sale of assets	54,056	—	54,056	100
	$1,159,162	$950,854	$208,308	22%

Cost of Sales—The cost of sales was 19% of net sales for the six months ended June 30, 2011 and 21% of net sales for the six months ended June 30, 2010.  The increase in cost of sales for the six months ended June 30, 2011 is primarily due to the inclusion of Mepha expenditures for six months in 2011 as compared to three months in 2010, offset by the reversal of a $27.8 million royalty accrual related to AMRIX sales milestones that are no longer expected to be payable. Changes in foreign exchange rates versus the U.S. dollar caused an increase of approximately 4% or $14.1 million in European expenses as compared to the six months ended June 30, 2010. For the six months ended June 30, 2011 and 2010, we recognized $56.0 million and $58.0 million of amortization expense included in cost of sales, respectively. We recorded accelerated depreciation charges of $10.7 million in cost of sales in the first half of 2010.

Research and Development Expenses—Research and development expenses increased $50.5 million, or 24%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. We experienced increased R&D expenditures from the inclusion of Mepha expenditures for six months in 2011 as compared to three months in 2010 as well as an increase in clinical trial activity.  Changes in foreign exchange rates versus the U.S. dollar caused an increase of approximately 5% or $1.7 million in European expenses as compared to the six months ended June 30, 2010. For the six months ended June 30, 2011 and 2010, we recognized $12.0 million and $12.3 million of depreciation expense included in research and development expenses, respectively.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $63.6 million, or 14% for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, primarily due to the inclusion of Mepha expenses for six months in 2011 as compared to three months in 2010, costs related to the unsolicited proposal we received from Valeant Pharmaceuticals International and the Agreement and Plan of Merger with Teva Pharmaceutical Industries Ltd. and increased legal expenditures, offset by lower selling and marketing expenses associated with

AMRIX.  Changes in foreign exchange rates versus the U.S. dollar caused an increase of approximately 6% or $9.6 million in European expenses as compared to the six months ended June 30, 2010.  For the six months ended June 30, 2011 and 2010, we recognized $14.9 million and $14.7 million of depreciation expense included in selling, general and administrative expenses, respectively.

Change in fair value of contingent consideration— For the six months ended June 30, 2011, we recorded a $4.4 million charge for the change in fair value on Ception, BioAssets and Gemin X contingent consideration. Changes in fair value during the six months ended June 30, 2011 reflect changes in our risk adjusted discount rate and accretion related to the passage of time as development work towards the achievement of the milestones progresses.

Restructuring charges—For the six months ended June 30, 2011 and 2010, we recorded $5.1 million and $5.3 million, respectively, related to our restructuring plan to consolidate certain manufacturing and research and development activities primarily within our U.S. locations.  These charges primarily consist of costs associated with the transfer of technology, severance for employees who have or are expected to be terminated as a result of this restructuring plan.  For additional information, see Note 3 of the Consolidated Financial Statements included in Part I, Item 1 of this Report.

Acquired in-process research and development— For the six months ended June 30, 2011 we recorded $30.0 million related to the acquisition of exclusive world-wide rights to commercialize specific products based on Mesoblast’s proprietary adult stem cell technology platform.

Impairment and (gain) loss on sale of assets— For the six months ended June 30, 2011, we recorded $43.3 million and $5.2 million related to impairments associated with AMRIX and Mepha products, respectively, and $6.1 million related to the planned divestiture of our facility in Mitry-Mory, France, offset by a gain of $0.4 million related to the sale of our facility in Savigny le Temple, France. For additional information, see Notes 4 and 11 of the Consolidated Financial Statements included in Part I, Item 1 of this report.

	Six months ended
	June 30,
	2011	2010	Change	% Change
Interest income	$2,270	$3,230	$(960)	(30)%
Interest expense	(48,682)	(54,973)	6,291	(11)
Change in fair value of investments	264,208	—	264,208	100
Other income (expense), net	(29,388)	(16,603)	(12,785)	77
	$188,408	$(68,346)	$256,754	(376)%

Other Income (Expense)—Other income (expense) increased $256.8 million, or 376%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The change was attributable to the following factors:

•                  a $1.0 million decrease in interest income due to lower average investment balances;

•                  a $6.2 million decrease in interest expense due to the redemption of the Zero Coupon Notes in June 2010;

•                  a $264.2 million increase in the fair value of our investments primarily due to:

•                  the $250.8 million increase in fair value of our Mesoblast investment for which we have elected the fair value option and the investees stock prices have increased since the date of our investment, and

•                  the $13.4 million increase in the fair value of our ChemGenex investment and purchase option; and

•                  a $12.8 million increase in other expense due to the recognition of $22.1 million of expense for the change in the value of our letter agreement derivative instrument offset by the effect of foreign exchange forward option gains and losses in 2011 and foreign exchange gains in 2010 as a result of fluctuations in European currencies during those reporting periods.

	Six Months Ended June 30,
	2011	2010	Change	% Change
Income tax expense	$185,820	$111,565	$74,255	67%

Income Taxes— For the six months ended June 30, 2011, we recognized $185.8 million of income tax expense on income before income taxes of $512.6 million, resulting in an overall effective tax rate of 36.2 percent. This compared to income tax expense for the six months ended June 30, 2010 of $111.6 million on income before income taxes of $304.3 million, resulting in an effective tax rate of 36.7 percent.

For the six months ended June 30, 2011, the effective tax rate of 36.2 percent included the impact of a pre-tax charge of $22.1 million related to the change in fair value of a free-standing derivative instrument for which no tax benefit was recorded.  For the six months ended June 30, 2010, the effective tax rate of 36.7 percent excludes certain benefits for 2010 U.S. federal research and development credits.

	Six Months Ended
	June 30,
	2011	2010	Change	% Change
Net loss attributable to noncontrolling interest	$2,461	$6,899	$(4,438)	(64)%

Noncontrolling Interest- For the six months ended June 30, 2011, we recorded a loss attributable to noncontrolling interest of $2.5 million related to our investment in Alba and Mepha Pharma AG. For the six months ended June 30, 2010, we recorded a loss attributable to noncontrolling interest of $6.9 million, related to our investment in BDC, pre-acquisition Ception and Mepha Pharma AG.  BDC and Ception became wholly owned subsidiaries in November and April 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands)

	As of	As of
	June 30, 2011	December 31, 2010
Financial assets:
Cash and cash equivalents	$997,476	$1,160,239

Debt and Redeemable Equity:
Current portion of long-term debt- convertible notes	$819,990	$820,000
Current portion of long-term debt discount- convertible notes	(153,600)	(170,183)
Current portion of long-term debt- other debt	5,712	2,180
Long-term debt- convertible notes	500,000	500,000
Long-term debt discount- convertible notes	(97,011)	(111,357)
Long-term debt- other debt	1,702	2,773
Redeemable equity	153,600	170,183
Total debt and redeemable equity	$1,230,393	$1,213,596

Select measures of liquidity and capital resources:
Working capital surplus	$823,273	$934,960
Total cash, cash equivalents and short-term investments as a percentage of total assets	17%	24%

	Six months ended
	June 30,
	2011	2010
Change in cash and cash equivalents
Net cash provided by operating activities	222,005	$378,053
Net cash used for investing activities	(504,189)	(582,019)
Net cash provided by (used for) financing activities	103,747	(506,430)
Effect of exchange rate changes on cash and cash equivalents	15,674	(9,793)
Net increase (decrease) in cash and cash equivalents	$(162,763)	$(720,189)

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

Net income was $326.8 million in 2011 compared to $192.7 million in 2010 primarily due to changes in fair value of our investments and increased sales of our products.

Included within cash provided by operating activities in the first quarter of 2011 is a payment of $30.0 million, recorded as in process research and development, for worldwide license to Mesoblast’s proprietary technology platform.

The change in receivables between periods is primarily due to an increase in trade receivables in 2011 resulting from our increased product sales.  Changes in accounts payable and accrued expenses are primarily due to increases in accrued taxes. Changes in other liabilities are primarily due to decreases in deferred tax liabilities.

Net Cash Used for Investing Activities

Cash used in investing activities primarily relates to acquisitions of business, technologies, products and product rights and funds used for capital expenditures in property and equipment.

Net cash used for investing activities was $504.2 million in 2011 as compared to $582.0 million in 2010. The change between periods is primarily attributable to the following activity in 2011:

•                  $184.2 million paid in conjunction with our acquisition of Gemin X, net of cash acquired;

•                  $180.0 million paid in conjunction with our acquisition of ChemGenex, net of cash acquired;

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

In 2010, we paid $549.5 million in conjunction with our acquisition of Mepha, net of cash acquired.

In 2011, we also had an increase in cash flows of $7.1 million upon settlement of foreign exchange contracts, versus $9.5 million of cash used to settle such contracts in 2010.

Net Cash Provided by (Used for) Financing Activities

Net cash provided by financing activities was $103.7 million in 2011 as compared to net cash used by financing activities of $506.4 million in 2010.

Both periods presented reflect proceeds received from the exercise of stock options which will vary from period to period primarily due to the number of options exercised and fluctuations in the market value of our stock relative to the exercise price of such options.  Post announcement of our merger agreement with Teva, exercise volume has increased significantly.

In conjunction with our acquisition of Gemin X in April 2011, $34.4 million of their existing debt was paid immediately subsequent to acquisition.  In June 2011, we paid $6.6 million to acquire additional noncontrolling interest in ChemGenex.

During 2010, holders who converted their 2010 Notes received from us an aggregate of $170.2 million.  The 2010 Notes not converted were redeemed by us or tendered by the holder to us for cash of $29.4 million.  In April 2010, we paid $299.3 million to acquire Ception NCI.

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

As part of our historic business strategy, we made acquisitions of other businesses, products, product rights or technologies.  Pursuant to certain covenants governing operation of our business in our merger agreement with Teva, it is unlikely that we will make any acquisitions in the near future.

Marketed Products and Product Candidates

Sales levels of our wakefulness products depends, in part, on the continued effectiveness of the various settlement agreements we entered into in late 2005 and early 2006, as well as our maintenance of protection in the United States and abroad of the modafinil particle-size patent through its expiration beginning in 2014 and our NUVIGIL polymorph patent through its expiration beginning in 2023. See Note 13 of the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.  Growth of NUVIGIL sales in the future may depend in part on our success in promoting NUVIGIL in the U.S., on our ability to secure additional indications for NUVIGIL, and on the strength of the patents covering NUVIGIL, particularly in light of the ANDAs filed by several generic manufacturers.  Our future growth also depends on our ability to achieve sales growth with TREANDA, which we launched in April 2008.

Our future growth also depends, in part, on our ability to successfully market FENTORA within its current indication and to secure FDA approval of a new broader label indication for the product outside of breakthrough cancer pain. In November 2007, we submitted an sNDA to the FDA seeking approval to market FENTORA for the management of breakthrough pain in opioid tolerant patients with chronic pain conditions.  In December 2008, we received a supplement request letter from the FDA requesting that we submit a REMS Program with respect to FENTORA.  In July 2011, the FDA approved our REMS Program.  We believe that successful implementation of the REMS Program possibly to provide a potential avenue for approval of the sNDA.  Growth of FENTORA sales will also depend in part on the strength of the patents covering the product, particularly in light of the ANDAs filed by Watson, Mylan, Barr and Sandoz. See Note 13 of the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Manufacturing, Selling and Marketing Efforts

In 2011, we expect to continue to incur significant expenditures associated with manufacturing, selling and marketing our products. We expect to complete a capital expenditure project related to the transfer of manufacturing activities from our facility in Eden Prairie, Minnesota to our facility in Salt Lake City, Utah in 2012. In the third quarter 2010, we sold the Eden Prairie facility and certain associated equipment for proceeds of $4.7 million.  We are leasing the Eden Prairie facility from the buyer until December 2012.

Over the past few years, we have developed a manufacturing process for the active pharmaceutical ingredient in NUVIGIL that is more cost effective than our prior process of separating modafinil into armodafinil.  As a result of using this new process coupled with the launch of NUVIGIL, we reassess, as needed, the potential impact of these items on certain of our existing agreements to purchase modafinil and reserve for purchase commitments in excess of current expected need.  For more information regarding modafinil purchase commitments, please see Note 8 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference. As of June 30, 2011, our aggregate future purchase commitments remaining totaled $5.7 million and are fully reserved.

In March 2011 we finalized our plan to divest our manufacturing facility in Mitry-Mory, France.  As part of the transaction, the acquirer has agreed to continue the operation of the facility and the employment of all current personnel so that no restructuring charges will be required. We also intend to enter into an agreement with the acquirer to purchase an annual minimum amount of raw material used in the production of SPASFON.  As a result, we intend to transfer the facility for a nominal amount and have recognized an impairment of $6.1 million in the first quarter of 2011.  We signed the Transfer Agreement with the acquirer for the transfer of the facility in April 2011 and we expect the facility to be transferred before the end of 2011.  As of June 30, 2011, the remaining value of the facility included on our balance sheet was insignificant.

Indebtedness

We have significant indebtedness outstanding, consisting principally of indebtedness on convertible subordinated notes. The following table summarizes the principal terms of our convertible subordinated notes outstanding as of June 30, 2011:

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

As of June 30, 2011, our closing stock price was $79.90, and therefore the 2.0% Notes were convertible as of that date. Under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion. As of the filing date of this Quarterly Report on Form 10-Q, we do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented. In addition, other than the restrictive covenants contained in our credit agreement, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time. If we do not have sufficient funds available to repay any principal balance of notes presented for conversion, we will be required to raise additional funds. Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

Commencing upon the closing of the merger, holders of the convertible notes will have the option to require us to purchase for cash all or any part of the convertible notes, in accordance with the terms of the convertible notes, at a purchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, payable in cash.  Additionally, in connection with the merger, the convertible notes will be convertible pursuant to their terms, at the option of the holder, into the right to receive an amount in cash and shares of common stock (which share consideration will be settled following consummation of the merger through the receipt of the applicable cash merger consideration) determined pursuant to the terms of the applicable indenture. In addition, as a result of the merger, (i) the conversion rate of the 2.5% Notes (currently 14.4928 shares per $1,000 principal amount) will be increased during the applicable conversion period specified in the indenture by a “make whole” premium, calculated in accordance with the indenture governing the 2.5% Notes, and (ii) a “make whole” premium will be determined for the 2.0% Notes in accordance with the terms of the applicable indenture as a percentage of their principal amount (resulting in an effective increase in the conversion rate of the 2.0% Notes (currently 21.4133 shares per $1,000 principal amount)).

As of June 30, 2011, our 2.0% Notes have been classified as current liabilities on our consolidated balance sheet.  We believe that the share price of our common stock would have to significantly increase over the market price as of the filing date of this report before the fair value of the convertible notes would be less than the value of the common stock shares underlying the notes and, as such, we believe it is highly unlikely that holders of the 2.0% Notes will present significant amounts of such notes for conversion under the current terms. In the unlikely event that a significant conversion did occur, we believe that we have the ability to raise sufficient cash to repay the principal amounts due through a combination of utilizing our existing cash on hand, accessing our credit facility, raising money in the capital markets or selling our note hedge instruments for cash.

The annual interest payments on our 2.0% Notes as of June 30, 2011 are $16.4 million, payable semi-annually on June 1 and December 1. The annual interest payments on our 2.5% Notes as of June 30, 2011 are $12.5 million, payable semi-annually on May 1 and November 1. In the future, we may agree to exchanges of the notes for shares of our common stock or debt, or may determine to use a portion of our existing cash on hand to purchase or retire all or a portion of the outstanding convertible notes.

Our 2.0% Notes and 2.5% Notes each are included in the dilutive earnings per share calculation using the treasury stock method. Under the treasury stock method, we must calculate the number of shares issuable under the terms of these notes based on the average market price of our common stock during the period, and include that number in the total diluted shares figure for the period. At the time we sold our 2.0% Notes and 2.5% Notes we entered into convertible note hedge and warrant agreements that together are intended to have the economic effect of reducing the net number of shares that will be issued upon conversion of the notes by increasing the effective conversion price for these notes, from our perspective, to $67.92 and $100.00, respectively. However, from an accounting principles generally accepted in the United States of America perspective, since the impact of the convertible note hedge agreements is always anti-dilutive we exclude from the calculation of fully diluted shares the number of shares of our common stock that we would receive from the counterparties to these agreements upon settlement.

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

On August 15, 2008, we established a $200 million, three-year revolving credit facility with JP Morgan Chase Bank, N.A. and certain other lenders.  The credit facility is available for letters of credit, working capital and general corporate purposes and is guaranteed by certain of our domestic subsidiaries.  The credit agreement contains customary borrowing conditions and covenants, including but not limited to covenants related to total debt to Consolidated EBITDA (as defined in the credit agreement), senior debt to Consolidated EBITDA, interest expense coverage and limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, and transactions with affiliates.  As of the date of this filing, we have not drawn any amounts under the credit facility and we do not intend to renew or extend the existing credit facility or enter into a new credit facility.

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

The following table summarizes activity in each of the above categories for the six months ended June 30, 2011:

	Prompt Payment Discounts	Wholesaler Discounts	Returns*	Coupons	Medicaid Discounts	Managed Care & Governmental Contracts	Total
Balance at January 1, 2011	$(4,935)	$(9,549)	$(81,885)	$(10,128)	$(41,767)	$(65,596)	$(213,860)

Provision:
Current period	(25,218)	(19,152)	(17,996)	(25,710)	(40,218)	(105,541)	(233,835)
Prior periods	—	51	7,723	256	3,177	3,284	14,491
Total	(25,218)	(19,101)	(10,273)	(25,454)	(37,041)	(102,257)	(219,344)

Actual:
Current period	19,711	18,337	1,756	10,828	4,895	63,033	118,560
Prior periods	4,935	9,498	11,558	9,873	34,319	39,985	110,168
Total	24,646	27,835	13,314	20,701	39,214	103,018	228,728

Balance at June 30, 2011	$(5,507)	$(815)	$(78,844)	$(14,881)	$(39,594)	$(64,835)	$(204,476)

*                    Given our return goods policy, we assume that all returns in a current year relate to prior period sales, with the exception of AMRIX in 2011.

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

We could enter into foreign exchange agreements to hedge foreign exchange risk associated with significant acquisitions denominated in foreign currencies.  In December 2010, Cephalon entered into a foreign exchange forward contract related to our Mesoblast transaction.  This contract protected against fluctuations between the Australian Dollar and (“A$”) the U.S. Dollar, up to a value of A$106.0 million, and changes in the value of this contract were recognized within net income.  This contract settled in February 2011.  For the six months ended June 30, 2011, we recognized a loss of $0.5 million from the decrease in fair value of this foreign exchange contract.

In April, 2011, we entered into forward exchange and option contracts related to our takeover bid for ChemGenex.  These contracts will protect against fluctuations between the A$ and the U.S. Dollar, up to a value of A$162.0 million.  Changes in the value of these contracts will be recognized within net income.  The contracts settled in June 2011. For the six months ended June 30, 2011, we recognized a gain of $5.6 million from the increase in fair value of these foreign exchange contracts.

In 2011, we entered into a letter agreement that established a methodology to align the economics related to the value of a contractual benefit to one of our financial advisors as a result of the proposed merger.  We recognized this agreement as a free-standing derivative instrument measured at fair value.  The fair value of this fee agreement is based on several factors, including volatility of our stock, interest rates, and estimated merger closing dates.  An increase or decrease in volatility of 1.0% would result in a corresponding increase or decrease in fair value of $8.0 million, which would be included as other income or expense in our statement of operations.  An increase or decrease in interest rates of 0.5% would result in a corresponding decrease or increase in total fair value of $14.3 million, which would be included as other expense or income in our statement of operations.  Later or earlier merger closing dates of one month would result in a corresponding increase or decrease in fair value of $4.1 million, which would be included as other income or expense in our statement of operations.

In 2010 and 2011, we have purchased a combined 20.0% interest in our affiliate Mesoblast. While our investment in Mesoblast equity securities is an equity method investment, we have chosen to account for our interests under the fair value option.  Fair value is measured based on the company’s publicly traded market prices.

Therefore, the fair value of this investment is subject to fluctuations due to the volatility of the stock market, changes in general economic conditions and changes in the financial condition of the company.  An assumed 25% adverse change in market price of Mesoblast would result in a corresponding decline in total fair value of $126.4 million, which would be included as a change in fair value of investments within other income (expense) in our statement of operations.  The Mesoblast investment is also an Australian Dollar investment and subject to foreign currency exchange rate risk.  A 10% weakening of the Australian Dollar to the U.S Dollar, assuming no other changes in stock price or other assumptions in the fair value model, would result in a corresponding decline in fair value of $50.6 million which would be included as change in fair value of investments within other income (expense) in our statement of operations.

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

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required by this Item is incorporated by reference to Note 13 of the Consolidated Financial Statements included in Part I, Item 1 of this Report.

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

The consummation of the Teva transaction, which is not conditioned on financing, is subject to the satisfaction of certain closing conditions, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and clearance by the European Commission under the EC Merger Regulation, and the approval of Cephalon stockholders.  We cannot predict whether these closing conditions for the proposed transaction with Teva will be satisfied.  As a result, we cannot assure you that such transaction will be completed. In addition, if the proposed transaction does not occur, we will remain liable for considerable related expenses that we have incurred.

Our proposed acquisition by Teva may create uncertainty for our employees, which may adversely affect our ability to retain key employees and to hire new talent. These actions may also create uncertainty for current and potential business partners, which may cause them to terminate, or not to renew or enter into, arrangements with us.  The Valeant and Teva processes have been, and may continue to be, a significant distraction for our management and employees and, with respect to the Teva process, may continue to require, the expenditure of significant time and resources by us.  Additionally, we and members of our Board have been named in three purported stockholder class action complaints relating to the Valeant proposal as more fully described in Note 13 of the Consolidated Financial Statements in Part I, Item 1 of this Report and we expect additional complaints to be filed relating to our proposed acquisition by Teva. These lawsuits or any future lawsuits may become time consuming and expensive. These consequences, alone or in combination, may harm our business.

Our largest revenue product, PROVIGIL, will be subject to generic competition beginning in April 2012.

For the six months ended June 30, 2011, approximately 33% of our total consolidated net sales were derived from sales of PROVIGIL in the United States.  In late 2005 and early 2006, we entered into PROVIGIL patent settlement agreements with certain generic pharmaceutical companies.  As part of these separate settlements, we agreed to grant to each of these parties a non-exclusive royalty-bearing license to market and sell a generic version of PROVIGIL in the United States, effective in April 2012, subject to applicable regulatory considerations.  Outside the United States, we agreed with Teva to generally allow for entry in October 2012.  We expect that PROVIGIL sales will erode beginning in April 2012 and beyond, and it is possible that NUVIGIL sales will also be affected by PROVIGIL generic competition.

Our near term profitability will depend on the growth of NUVIGIL and TREANDA.

For the six months ended June 30, 2011, approximately 8% and 17% of our total consolidated net sales were derived from sales of NUVIGIL and TREANDA.  With respect to NUVIGIL, we cannot be sure that our sales and marketing efforts will be successful or that it will be accepted in the market.  With respect to TREANDA, we cannot be certain that it will continue to be accepted in its market or that we will be able to achieve projected levels of sales growth.

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

We have focused our clinical strategy for FENTORA on studying the product in opioid-tolerant patients with breakthrough pain associated with chronic pain conditions, such as neuropathic pain and back pain.  In November 2007, we submitted an sNDA to the FDA seeking approval to market FENTORA for the management of breakthrough pain in opioid tolerant patients with chronic pain conditions.  In December 2008, we received a supplement request letter from the FDA requesting that we submit a REMS Program with respect to FENTORA.  In July 2011, the FDA approved our REMS Program.  We believe that successful implementation of the REMS Program possibly to provide a potential avenue for approval of the sNDA.  We may be unsuccessful, ultimately, in expanding the indications beyond the management of breakthrough cancer pain.

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

We are currently engaged in lawsuits with respect to generic company challenges to the validity and/or enforceability of our patents covering AMRIX, FENTORA, PROVIGIL and NUVIGIL.  While we intend to vigorously defend the validity, and prevent infringement, of our patents, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.  The loss of patent protection or regulatory exclusivity on any of our existing products, whether by third-party challenge, invalidation, circumvention, license or expiration, could materially impact our results of operations.  For more information regarding the legal proceedings described in this Overview and others, please see Note 13 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

District Court for the Eastern District of Pennsylvania described below.  We filed each of the settlements with both the U.S. Federal Trade Commission (the “FTC”) and the Antitrust Division of the U.S. Department of Justice (the “DOJ”) as required by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”).  The FTC conducted an investigation of each of the PROVIGIL settlements and, in February 2008, filed suit against us challenging the validity of the settlements and related agreements.  The complaint alleges a violation of Section 5(a) of the Federal Trade Commission Act and seeks to permanently enjoin us from maintaining or enforcing these agreements and from engaging in similar conduct in the future.  Various private plaintiffs, some of whom seek to represent various classes of plaintiffs, have also filed complaints challenging the PROVIGIL settlements.  We believe the FTC and private complaints are without merit.  While we intend to vigorously defend ourselves and the propriety of the settlement agreements, these efforts will be both expensive and time consuming and, ultimately, due to the nature of litigation, there can be no assurance that these efforts will be successful.  For more information regarding our PROVIGIL settlements and related litigation, please see Note 13 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

In September 2008, as part of our settlement with the U.S. government regarding their investigation of our promotional practices with respect to ACTIQ, GABITRIL and PROVIGIL, we entered into a five-year Corporate Integrity Agreement (the “CIA”) with the Office of Inspector General of the Department of Health and Human Services.  The CIA provides criteria for establishing and maintaining compliance with federal laws governing the marketing and promotion of our products.  We are also subject to periodic reporting and certification requirements attesting that the provisions of the CIA are being implemented and followed.  For more information regarding our settlement with the U.S. government and the CIA, please see Note 13 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

All of our convertible notes outstanding contain restricted conversion prices.  As of June 30, 2011, our 2.0% Notes are convertible because the closing price of our common stock on that date was higher than the restricted conversion prices of these notes.  As a result, our 2.0% Notes have been classified as current liabilities on our consolidated balance sheet as of June 30, 2011.  Under the terms of the indentures governing the notes, we are obligated to repay in cash the aggregate principal balance of any such notes presented for conversion.  As of the filing date of this report, we do not have available cash, cash equivalents and investments sufficient to repay all of the convertible notes, if presented.  In addition, other than the restrictive covenants contained in our credit agreement, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time.  If we do not have sufficient funds available to repay the principal balance of notes presented for conversion, we will be required to raise additional funds.  Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

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

The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future.  For example, from January 1, 2010 through July 27, 2011 our common stock traded at a high price of $81.11 and a low price of $54.15.  Negative announcements, including, among others:

•                  failure to consummate the merger with Teva;

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

Historically, a portion of our revenues and expenses has been earned and incurred, respectively, in currencies other than the U.S. dollar.  For the six months ended June 30, 2011, 27% of our revenues were denominated in currencies other than the U.S. dollar.  With our acquisition of Mepha, the percentage of revenues denominated in foreign currencies has increased, thereby increasing our exposure to foreign currency exchange risk.  We translate revenues earned and expenses incurred into U.S. dollars at the average exchange rate applicable during the relevant period.  A weakening of the U.S. dollar would, therefore, increase both our revenues and expenses.  Fluctuations in the rate of exchange between the U.S. dollar and the euro and other currencies may affect period-to-period comparisons of our operating results.  Historically, we have not hedged our exposure to these fluctuations in exchange rates.

Our customer base is highly concentrated.

Our principal customers are wholesale drug distributors.  These customers comprise a significant part of the distribution network for pharmaceutical products in the United States.  Three large wholesale distributors, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, control a significant share of this network.  These three wholesaler customers, in the aggregate, accounted for 68% of our total consolidated gross sales for the six months ended June 30, 2011.  Fluctuations in the buying patterns of these customers, which may result from seasonality, wholesaler buying decisions or other factors outside of our control, could significantly affect the level of our net sales on a period to period basis.  Because of this, the amounts purchased by these customers during any quarterly or annual period may not correlate to the level of underlying demand evidenced by the number of prescriptions written for such products, as reported by IMS Health Incorporated.

We are involved, or may become involved in the future, in legal proceedings that, if adversely adjudicated or settled, could materially impact our financial condition.

As a biopharmaceutical company, we are or may become a party to litigation in the ordinary course of our business, including, among others, matters alleging employment discrimination, product liability, patent or other intellectual property rights infringement, patent invalidity or breach of commercial contract.  In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could significantly impact results of operations and financial condition.  We currently are vigorously defending ourselves against those matters specifically described in Note 13 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as numerous other litigation matters.  While we currently do not believe that the settlement or adverse adjudication of these other litigation matters would materially impact our results of operations or financial condition, the final resolution of these matters and the impact, if any, on our results of operations, financial condition or cash flows is unknown but could be material.

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

ITEM 5.  OTHER INFORMATION

Computation of Ratios of Earnings to Fixed Charges

	Year ended December 31,					Six months ended June 30,
	2006	2007	2008	2009	2010	2011

Determination of Earnings
Income (Loss) Before Income Taxes and Non-Controlling Interest	$192,166	$(123,276)	$134,070	$289,407	$618,799	$512,622
Add:
Amortization of interest capitalized in current or prior periods	52	98	250	265	265	132
Fixed charges:	97,054	79,993	84,762	99,453	109,460	53,246
Total Earnings	$289,272	$(43,185)	$219,082	$389,125	$728,524	$566,000

Fixed charges:

Interest expense and amortization of debt discount and premium on all indebtedness	87,805	70,866	75,233	90,336	100,324	48,682

Appropriate portion of rentals	9,249	9,127	9,529	9,117	9,136	4,564

Preferred stock dividend requirements of consolidated subsidiaries	—	—	—	—	—	—

Fixed charges	97,054	79,993	84,762	99,453	109,460	53,246

Capitalized interest	1,766	768	77	—	—	—

Total Fixed Charges	$98,820	$80,761	$84,839	$99,453	$109,460	$53,246

Ratio of earnings to fixed charges (1)	2.93		2.58	3.91	6.66	10.63

Deficiency of earnings to fixed charges		$123,946

(1)             For the year ended December 31 2007, no ratios are provided because earnings were insufficient to cover fixed charges.

ITEM 6.  EXHIBITS

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of May 1, 2011, by and among Cephalon, Inc., Teva Pharmaceutical Industries Ltd. and Copper Acquisition Corp., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 2, 2011.

4.1

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

10.1

Eighth Amendment dated as of May 20, 2011 to the Credit Agreement dated as of August 15, 2008 among Cephalon, Inc., the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, Deutsche Bank Securities Inc. and Bank of America N.A., as co-syndication agents, Wachovia Bank, N.A. and Barclays Bank plc, as co-documentation agents, and J.P. Morgan Securities Inc., Deutsche Bank Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2011.

†10.2	Cephalon, Inc. 2011 Equity Compensation Plan, effective as of February 1, 2011, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2011.
31.1*	Certification of J. Kevin Buchi, Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Wilco Groenhuysen, Executive Vice President and Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of J. Kevin Buchi, Chief Executive Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Wilco Groenhuysen, Executive Vice President and Chief Financial Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements, formatted in XBRL: (i) Consolidated Statements of Operations- three and six months ended June 30, 2011 and 2010, (ii) Consolidated Balance Sheets- June 30, 2011 and December 31, 2010, (iii) Consolidated Statements of Changes in Equity- six months ended June 30, 2011 and 2010, (iv) Consolidated Statements of Cash Flows- six months ended June 30, 2011 and 2010, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

CEPHALON, INC.
(Registrant)

August 3, 2011	By	/s/ J. KEVIN BUCHI
J. Kevin Buchi
Chief Executive Officer
(Principal executive officer)

	By	/s/ WILCO GROENHUYSEN
Wilco Groenhuysen
Executive Vice President and Chief Financial Officer
(Principal financial and accounting officer)